Form 10-Q
period 1997-06-30
GENERAL CABLE CORP /DE/
filed 1997-08-06
CIK 886035

--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997
                           Commission File No. 1-12983

                            GENERAL CABLE CORPORATION
             (Exact name of registrant as specified in its charter)

        Delaware                                            06-1398235
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                                4 Tesseneer Drive
                           Highland Heights, KY 41076
                    (Address of principal executive offices)

                                        (606) 572-8000
                      Registrant's telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                             Oustanding at August 4, 1997
        -----                             ----------------------------
Commmon Stock, $.01 Par Value                      24,518,597





--------------------------------------------------------------------------------

                            GENERAL CABLE CORPORATION

                            INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q

PART I - FINANCIAL INFORMATION                                             Page

Item   1.  Consolidated Financial Statements
                 Statements of Income -
                     For the three and six months ended
                     June 30, 1997 and 1996                                  3

                 Balance Sheets -
                    June 30, 1997 and December 31, 1996                      4

                 Statements of Cash Flows -
                    For the six months ended June 30, 1997
                    and 1996                                                 5

                 Notes to Consolidated Financial Statements                  6

Item   2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        10

PART II - OTHER INFORMATION

Item   6.  Exhibits and Reports on Form 8-K                                 15




SIGNATURE                                                                   16

                             GENERAL CABLE CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF INCOME
                                (IN MILLIONS, EXCEPT PER SHARE DATA)
                                             (UNAUDITED)

                                     Three Months Ended                          Six Months Ended
                                            June 30,                                  June 30,
                                    ---------------------------               ------------------
                                      1997          1996                    1997              1996
                                      ----          ----                    ----             -----

Net sales                            $292.2       $270.7                  $ 543.2           $528.7

Cost of sales                         237.2        223.1                    439.4            445.1
                                     ------      -------                  -------          -------

Gross profit                           55.0         47.6                    103.8             83.6
Selling, general and
    administrative expenses            30.4         27.4                     60.0             54.5
                                     ------      -------                  -------          -------

Operating income                       24.6         20.2                     43.8             29.1
                                     ------      -------                  -------          -------

Interest income (expense):

  Interest expense                     (4.7)        (5.3)                    (9.8)           (10.7)
  Interest income                        .1           .1                       .3               .3
                                     ------      -------                  -------          -------
                                       (4.6)        (5.2)                    (9.5)           (10.4)
                                     ------      -------                  -------          -------

Earnings before income taxes           20.0         15.0                     34.3             18.7

Income tax provision                    8.0          5.0                     13.7              6.2
                                     ------      -------                  -------          -------

Net income                           $ 12.0      $  10.0                   $ 20.6          $  12.5
                                     ======      =======                  =======          =======


Earnings per common share            $  .49      $   .41                  $   .85          $    .51
                                     ======      =======                  =======          ========

Weighted average common shares         24.4         24.3                     24.3              24.3
                                     ======      =======                  =======           =======




          See accompanying Notes to Consolidated Financial Statements.

                             GENERAL CABLE CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS, EXCEPT SHARE DATA)


  ASSETS                                                      June 30,           December 31,
                                                                 1997                 1996
                                                                 ----                 ----
                                                             (unaudited)
  Current Assets:
    Cash                                                       $ 10.5              $   1.9
    Receivables, net                                            175.3                135.5
    Inventories                                                 169.8                161.0
    Deferred income taxes                                        23.3                 23.7
    Prepaid expenses and other                                    9.6                 13.6
                                                              -------              -------
                  Total current assets                          388.5                335.7

  Property, plant and equipment                                 133.3                128.8
  Deferred income taxes                                          30.8                 31.8
  Other non-current assets                                       17.2                 17.3
                                                              -------              -------

                  Total assets                                 $569.8               $513.6
                                                               ======               ======

LIABILITIES AND SHAREHOLDERS' EQUITY

  Current Liabilities:

    Accounts payable                                           $ 80.7               $ 69.3
    Accrued liabilities                                          60.7                 58.8
    Short-term debt                                                 -                  2.0
                                                               -------             -------
                  Total current liabilities                     141.4                130.1

  Long-term debt                                                272.0                205.1
  Other liabilities                                              65.6                 71.0
                                                              -------               ------
                  Total liabilities                             479.0                406.2
                                                               ------               ------

  Shareholders' Equity:
    Common stock, $0.01 par value:

      Authorized shares - 75,000,000
      Issued and outstanding shares - 24,518,597
        and 24,250,000, respectively                               .2                   .2
    Additional paid-in capital                                   83.6                 94.7
    Retained earnings                                             7.0                 12.5
                                                             --------              -------
        Total shareholders' equity                               90.8                107.4
                                                              -------              -------

        Total liabilities and shareholders' equity             $569.8               $513.6
                                                               ======               ======


          See accompanying Notes to Consolidated Financial Statements.

                             GENERAL CABLE CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (IN MILLIONS)
                                             (UNAUDITED)

                                                                          Six Months Ended June 30,
                                                                          ------------------------
                                                                          1997               1996
                                                                          ----               ----
Cash flows of operating activities:
  Net income                                                               $ 20.6         $ 12.5
  Adjustments to reconcile net income
     to net cash provided by operating activities:
      Depreciation and amortization                                           6.7            5.8
      Deferred income taxes                                                   1.4            2.8
      Changes in operating assets and liabilities:
        Increase in receivables                                             (39.8)         (15.5)
        (Increase)decrease in inventories                                    (8.8)          16.7
        (Increase)decrease in other assets                                    1.0           (2.0)
        Increase (decrease) in accounts payable,
          accrued and other liabilities                                      14.9          (15.3)
                                                                            -----        -------
         Net cash flows of operating activities                              (4.0)           5.0
                                                                            -----        -------

Cash flows of investing activities:
  Proceeds from property sold                                                 4.6             -
  Capital expenditures                                                      (12.3)         (11.5)
  Other, net                                                                 (1.9)            .2
                                                                            -----        -------
         Net cash flows of investing activities                              (9.6)         (11.3)
                                                                            -----        -------
Cash flows of financing activities:
  Dividends paid                                                            (42.6)            -
  Proceeds from issuance of other debt                                      263.0             -
  Repayment of related party notes payable                                 (195.8)            -
  Repayment of short-term debt                                               (2.0)            -
  Repayment of other long-term debt                                           (.4)           (.4)
                                                                         --------        -------
          Net cash flows of financing activities                             22.2            (.4)
                                                                         --------        -------

Increase(decrease) in cash                                                    8.6           (6.7)
Cash - beginning of period                                                    1.9           13.7
                                                                          -------         ------
Cash - end of period                                                       $ 10.5         $  7.0
                                                                           ======         ======

SUPPLEMENTAL INFORMATION

   Income taxes paid (refunded)                                            $  9.2        $ (2.6)
                                                                           ======        =======
   Interest paid                                                           $  8.3          $10.4
                                                                           ======        =======

NONCASH ACTIVITIES

   Issuance of Restricted Stock                                            $  5.6        $   -
                                                                           ======        =====

          See accompanying Notes to Consolidated Financial Statements.

                             GENERAL CABLE CORPORATION AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      INITIAL PUBLIC OFFERING

On May 20, 1997, Wassall Netherlands Cable B.V. (the "Selling Stockholder"), a subsidiary of Wassall PLC ("Wassall") completed an initial public offering of approximately 19,435,000 shares of General Cable common stock at a price of $21.00 per share. This included 2,535,000 shares purchased under the U.S. Underwriters' over-allotment option which was exercised in full on May 21, 1997. General Cable did not receive any proceeds from the sale of the shares of common stock.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of General Cable Corporation and its wholly owned subsidiaries. All transactions and balances among the consolidated companies have been eliminated. Certain reclassifications have been made to the prior year to conform to the current year's presentation.

BASIS OF PRESENTATION The accompanying unaudited consolidated financial statements of General Cable Corporation and Subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of results that may be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable's registration statement on Form S-1 filed with the Securities and Exchange Commission on May 15, 1997.

EARNINGS PER SHARE General Cable is required to implement SFAS No. 128, "Earnings Per Share", which was issued in February 1997, in the fourth quarter of 1997. The effect of implementing this new accounting standard on reported earnings per share is not expected to be material.

NEW STANDARDS In June of 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". General Cable will be required to adopt these standards during 1998. Adoption of these standards will not impact the reported results of operations or financial position of General Cable, but may require additional disclosure.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       INVENTORIES

         Inventories consisted of the following (in millions):

                                                                       June 30,            December 31,
                                                                         1997                 1996
                                                                         ----                 ----
           Raw materials                                               $ 20.8                 $20.8
           Work-in-progress                                              26.2                  28.6
           Finished goods                                               122.8                 111.6
                                                                       ------                ------
             Total                                                     $169.8                $161.0
                                                                       ======                ======

         At June 30, 1997 and December 31, 1996, $67.8 million of inventories were valued using the LIFO method. Approximate replacement cost of inventories valued using the LIFO method totaled $86.3 million at June 30, 1997 and $76.2 million at December 31, 1996. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are necessarily based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many variables beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       LONG-TERM DEBT

         In May, 1997, General Cable entered into a new credit facility with The Chase Manhattan Bank as administrative agent, and a syndicate of banks. The new credit facility consists of a five-year senior unsecured revolving credit and competitive advance facility in an aggregate principal amount of $350.0 million.

         Initial borrowings were used in part to repay the notes payable to Wassall and subsidiaries outstanding at the time of the initial public offering.

         At June 30, 1997, $263 million of revolving credit loans were outstanding, with a weighted average annual interest rate of 6.22%.

           Other long-term debt, primarily Industrial Development Revenue Bonds, of $9.0 million had a weighted average annual interest rate of 5.7%.

                             GENERAL CABLE CORPORATION AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       SHAREHOLDERS' EQUITY

         Changes in shareholders' equity were as follows (in millions):


                                                          Additional
                                            Common          Paid-In       Retained
                                             Stock          Capital       Earnings    Total
                                            ------        -----------     ---------   -----
      Balance, December 31, 1996              $ .2           $94.7        $ 12.5       $107.4

          Net income                             -             -            20.6         20.6
          Dividend to Selling Stockholder        -           (16.7)        (25.9)       (42.6)
          Issuance of Restricted Stock           -             5.6           -            5.6
          Other                                  -              -            (.2)         (.2)
                                              ----           -----        ------        -----
      Balance, June 30, 1997                  $ .2           $83.6        $  7.0        $90.8
                                              ====           =====        ======        =====


      Following consummation of the initial public offering, General Cable awarded 268,597 shares of Restricted Stock to executive officers and other key employees. The awards of Restricted Stock were made in settlement of all obligations under existing long-term incentive arrangements.

6.    RELATED PARTY TRANSACTIONS

      Prior to the Initial Public Offering, a subsidiary of Wassall charged General Cable a fee for management services of $0.3 million and $0.9 million for the three and six month periods ended June 30, 1997 and $0.5 million and $0.9 million for the three and six month periods ended June 30, 1996 which are included in selling, general and administrative expenses in the Consolidated Statements of Income.

      Wassall owned approximately 19.6% of General Cable's Common Stock at June 30, 1997 and 100% prior to the initial public offering.

                             GENERAL CABLE CORPORATION AND SUBSIDIARIES

                                               ITEM 2

                                MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      General Cable is a leader in the development, design, manufacture, marketing and distribution of copper and optical fiber wire and cable products for the communications and electrical markets. Communications wire and cable transmits low voltage signals for voice, data, video and control applications. Electrical wire and cable conducts electrical current for power and control applications. General Cable believes that its principal competitive strengths include its breadth of product line; brand recognition; distribution and logistics; customer relationships, sales and service; and improved operating efficiency.

      This quarterly report contains various forward-looking statements and information that are based on management's belief as well as assumptions and information currently available to management. These statements are subject to various risks and uncertainties, many of which are outside the control of General Cable, including competition in the markets and market demand for General Cable's products, changing raw material prices, economic conditions affecting particular groups of General Cable's customers, the ability to achieve increased productivity and other specific factors discussed in the Company's Prospectus included in its registration statement on Form S-1 filed on August 6, 1997, and other Securities and Exchange Commission filings. The information contained in this report represents management's best judgment as of the date hereof based on information currently available. However, General Cable does not intend to update this information to reflect developments or information obtained after the date of this report.

      General Cable's reported net sales are directly influenced by the price of copper. The cost of copper has been subject to considerable volatility, with the copper cathode daily selling price on the COMEX averaging $1.16 per pound during the second quarter of 1996, $1.17 per pound for the first six months of 1996, $1.14 per pound for the second quarter of 1997 and $1.13 per pound for the first six months of 1997. However, as a result of a number of practices intended to match copper purchases with sales, General Cable's profitability has generally not been significantly affected by changes in copper prices. General Cable generally passes changes in copper prices along to its customers, although there are timing delays of varying lengths depending upon the type of product, competitive conditions and particular customer arrangements. General Cable does not engage in speculative metals trading or other speculative activities, nor does it engage in activities to hedge the underlying value of its copper inventory.

      General Cable generally experiences certain seasonal trends in sales and cash flow. Relatively significant amounts of cash are generally required during the first and second quarters of the year to build inventories in anticipation of higher demand during the spring and summer months, when construction activity increases. In general, receivables related to higher sales activity during the spring and summer months are collected during the third and fourth quarters of the year.

                             GENERAL CABLE CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1996

      Net sales for the three months ended June 30, 1997 increased $21.5 million, or 8%, to $292.2 million from net sales of $270.7 million for the same period in 1996. The increase reflects an increase of $7.3 million, or 7%, in the net sales of the Communications Group and an increase of $14.2 million, or 9%, in the net sales of the Electrical Group. Such amounts reflect at $0.02 decrease in the weighted average monthly COMEX price per pound of copper in the three months ended June 30, 1997 compared to the same period in 1996 and other factors as discussed below. The increase in Communications Group net sales is primarily attributable to substantially higher net sales volume of datacom products, partially offset by selling price weakness in high speed data cables. The growth in Electrical Group net sales was primarily due to more favorable building wire pricing and increased net sales volume of building wire and portable cord in the second quarter of 1997 compared to the same period in 1996. Electrical Group net sales also rose substantially in Canada. Net sales to General Cable's top 20 customers for the three months ended June 30, 1997 increased 15% from the same period in 1996.

      Gross profit increased $7.4 million, or 16%, to $55.0 million in the second quarter of 1997 from $47.6 million in the second quarter of 1996. General Cable's gross margin percentage increased to 18.8% in the second quarter of 1997 from 17.6% in the second quarter of 1996. The improvement in 1997 was primarily attributable to manufacturing cost reductions and improved building wire pricing, partially offset by a decrease in pricing for high speed data cables.

      The reduction in manufacturing costs in the second quarter of 1997 compared to the same period in 1996 primarily reflected process improvements to reduce material costs, improved material usage, and capital investment to improve productivity and throughput.

      Selling, general and administrative expenses increased $3.0 million, or 11%, to $30.4 million in the second quarter of 1997 from $27.4 million in the second quarter of 1996. Selling, general and administrative expenses as a percentage of sales were 10.4% in the second quarter of 1997, compared to 10.1% in the second quarter of 1996. The increase primarily reflected higher transportation costs, increased advertising and increased salaries for additional staffing to support sales growth.

      Net interest expense was $4.6 million in the second quarter of 1997 compared to $5.2 million in the second quarter of 1996. The reduction reflects the impact of refinancing related party debt in May 1997 with a borrowing under a new credit facility at a lower effective interest rate.

      The effective income tax rate for the second quarter of 1997 was 40% compared to approximately 33% for the second quarter of 1996. The lower 1996 effective tax rate reflected the impact of certain tax return reconciliation adjustments.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996

      Net sales for the six months ended June 30, 1997 increased $14.5 million, or 3%, to $543.2 million from net sales of $528.7 million for the same period in 1996. The increase reflects an increase of $15.6 million, or 5%, in the net sales of the Electrical Group and a decrease of $1.1 million, or 1%, in the net sales of the Communications Group. Such amounts reflect a $0.04 decrease in the weighted average monthly COMEX price per pound of copper in the first six months of 1997 compared to the first six months of 1996 and other factors as discussed in the following paragraph.

      After adjusting the net sales for the first six months of 1996 to reflect the $0.04 lower weighted average monthly COMEX price per pound of copper sold in the first six months of 1997, net sales were $21.5 million, or 4%, higher than the first six months of 1996. The increase in copper-adjusted net sales reflected a 6% increase in the copper-adjusted net sales of the Electrical Group and a 1% increase in the copper-adjusted net sales of the Communications Group. The growth in Electrical Group net sales was primarily due to more favorable building wire pricing and increased copper-adjusted net sales of OEM cordsets and portable cord products in the first six months of 1997 compared to the same period in 1996. The increase in Communications Group net sales reflected an increase in Datacom product sales volume, partially offset by a decline in the volume of sales of PIC to US West and a decrease in pricing for high speed data cables.

      Gross profit increased $20.2 million, or 24%, to $103.8 million in the first six months of 1997 from $83.6 million in the first six months of 1996. General Cable's gross margin percentage increased to 19.1% in the first six months of 1997 from 15.8% in the first six months of 1996. The improvement in the 1997 period was primarily attributable to improved building wire pricing and manufacturing cost reductions, partially offset by a decrease in pricing for high speed data cables. On a copper-adjusted basis (to the first six months of 1997), General Cable's gross margin percentage was 16.0% in the first six months of 1996.

      The reduction in manufacturing costs in the first six months of 1997 compared to the same period in 1996 reflected (i) the carryover effects of production facilities rationalized; (ii) improvement in capacity utilization, including the conversion of certain facilities from five day to seven day per week continuous production schedules; (iii) product redesigns to lower material costs; and (iv) capital investment and other improvements in manufacturing processes to improve materials usage and reduce waste.

      Selling, general and administrative expenses increased $5.5 million, or 10%, to $60.0 million in the first six months of 1997 from $54.5 million in the first six months of 1996. Selling, general and administrative expenses as a percentage of sales were 11.0% in the first six months of 1997, compared to 10.5% of copper-adjusted (to the first six months of 1997) sales in the first six months of 1996. The increase primarily reflected higher transportation costs, higher advertising and increased salaries for additional staffing to support sales growth.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES

      Net interest expense was $9.5 million in the first six months of 1997 compared to $10.4 million in the first six months of 1996. The reduction reflects the repayment of an $8.0 million related party note during 1996 and the impact of refinancing the remaining related party debt in May, 1997 with borrowing under a new credit facility at a lower effective rate.

      The effective income tax rate for the six months ended June 30, 1997 was 40% compared to 33% for the six months ended June 30, 1996. The lower 1996 effective tax rate reflected the impact of certain tax return reconciliation adjustments.

PRO FORMA RESULTS

      The following pro forma results give effect to the refinancing of related party debt as if it had occurred as of the beginning of the periods presented. The pro forma financial data are for informational purposes only and may not necessarily be indicative of the results of operations had the refinancing actually occurred on such date.

                                     Three Months Ended                    Six Months Ended
                                            June 30,                           June 30,
                                    --------------------                 --------------------
                                      1997         1996                   1997          1996
                                     -----        -----                  -----         -----
    Pro forma net income              $12.4       $10.8                   $21.9       $14.2
                                      =====       =====                   =====       =====

    Pro forma earnings per share     $  .51      $  .44                   $ .90       $ .58
                                     ======      ======                   =====       =====

LIQUIDITY AND CAPITAL RESOURCES

    In general, General Cable requires cash for working capital, capital expenditures, debt repayment, interest and taxes. General Cable's working capital requirements increase when it experiences strong incremental demand for products and/or significant copper price increases.

    Cash flow used by operating activities in the first six months of 1997 was $4.0 million. This principally reflected net income before depreciation and deferred taxes of $28.7 million and a $14.9 million increase in accounts payable, accrued liabilities and other long-term liabilities, offset by a $39.8 million increase in accounts receivable and an $8.8 million increase in inventories.

    Cash flow used in investing activities was $9.6 million in the first six months of 1997, principally reflecting $12.3 million of capital expenditures. Also included in cash flow from investing activities was $4.6 million from the sale of excess real property in 1997.

    Cash flow provided by financing activities in the first six months of 1997 was $22.2 million, primarily reflecting proceeds of borrowings under General Cable's revolving credit line in excess of the repayment of intercompany and other debt and the payment of a dividend.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES

    Concurrently with consummation of the initial public offering, General Cable borrowed $268.0 million under a new $350.0 million credit facility entered into with a syndicate of banks (the "New Credit Facility"). The Company used the proceeds of such borrowing to (i) repay all of its revolving bank debt, (ii) repay all intercompany debt and advances owed to Wassall and its subsidiaries;
(iii) pay $42.6 million as a dividend to the Selling Stockholder; (iv) pay $2.0 million for the purchase of two related companies, Carol Cable Europe Ltd. and Carol Cable Ltd., from Wassall; and (v) pay expenses of the Refinancing of $0.4 million.

    The New Credit Facility consists of a five-year senior unsecured revolving credit and competitive advance facility in an aggregate principal amount of $350.0 million. Borrowings are guaranteed by General Cable's principal operating subsidiaries.

    Revolving Credit loans bear interest, at General Cable's option, at (i) a spread over LIBOR or (ii) the "Alternate Base Rate", which is defined as the higher of (a) the Agent's Prime Rate, (b) the secondary market rate for certificates of deposit (adjusted for reserve requirements) plus 1% or (c) the Federal Funds Effective Rate.

    A facility fee accrues on the full amount of the New Credit Facility, regardless of usage. The facility fee ranges between 8.0 and 20.0 basis points per annum, depending upon General Cable's Leverage Ratio.

    The New Credit Facility requires General Cable meet certain financial ratio requirements and also contains limitations on (i) mergers, consolidations and certain asset sales and dispositions; (ii) subsidiary indebtedness and guarantees; (iii) liens and sale-leaseback transactions; (iv) transactions with affiliates; (v) dividends on, and redemptions and repurchases of, capital stock;
(vi) covenants restricting dividends and advances by subsidiaries; (vii) loans and investments; (viii) issuance of capital stock by subsidiaries; (ix) hedging activities other than in the ordinary course of business; and (x) changes in business.

                             GENERAL CABLE CORPORATION AND SUBSIDIARIES

                                     PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

                  (a) Exhibits

                          11 - Computation of Earnings Per Share

                          27 -  Financial Data Schedule

                     (b) Reports on Form 8-K - None

                                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   GENERAL CABLE CORPORATION

Signed: August 4, 1997                   By: s/CHRISTOPHER F. VIRGULAK
                                             ------------------------------
                                               Christopher F. Virgulak
                                               Executive Vice President, Chief
                                                 Financial Officer and Treasurer