Form 10-Q
period 1997-09-30
GENERAL CABLE CORP /DE/
filed 1997-11-03
CIK 886035

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549



                                    FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



               For the Quarterly Period Ended September 30, 1997
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

                                 (606) 572-8000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      --   --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding at October 27, 1997
           -----                                 -------------------------------
Commmon Stock, $.01 Par Value                               24,516,356


--------------------------------------------------------------------------------
                                     PAGE 1

                            GENERAL CABLE CORPORATION

                            INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q



PART I - FINANCIAL INFORMATION                                                                  Page
                                                                                                ----
Item   1.  Consolidated Financial Statements
               Statements of Income -
                   For the three and nine months ended
                   September 30, 1997 and 1996                                                    3

               Balance Sheets -
                    September 30, 1997 and December 31, 1996                                      4

               Statements of Cash Flows -
                    For the nine months ended September 30, 1997
                    and 1996                                                                      5

               Notes to Consolidated Financial Statements                                         6


Item   2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                9




PART II - OTHER INFORMATION

Item   6.  Exhibits and Reports on Form 8-K                                                      14




SIGNATURE                                                                                        15


                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)




                                           Three Months Ended             Nine Months Ended
                                              September 30,                 September 30,
                                         ---------------------           -------------------
                                         1997             1996           1997           1996
                                         ----             ----           ----           ----

Net sales                                $ 306.1        $ 272.2        $ 849.3        $ 800.9

Cost of sales                              244.4          216.5          683.8          661.6
                                         -------        -------        -------        -------

Gross profit                                61.7           55.7          165.5          139.3
Selling, general and
     administrative expenses                29.6           28.1           89.6           82.6
                                         -------        -------        -------        -------

Operating income                            32.1           27.6           75.9           56.7
                                         -------        -------        -------        -------

Interest income (expense):
  Interest expense                          (4.4)          (5.0)         (14.2)         (15.7)
  Interest income                             .3             .3             .6             .6
                                         -------        -------        -------        -------
                                            (4.1)          (4.7)         (13.6)         (15.1)
                                         -------        -------        -------        -------

Earnings before income taxes                28.0           22.9           62.3           41.6

Income tax provision                        10.7            7.7           24.4           13.9
                                         -------        -------        -------        -------

Net income                               $  17.3        $  15.2        $  37.9        $  27.7
                                         =======        =======        =======        =======


Earnings per common share                $   .71        $   .63        $  1.55        $  1.14
                                         =======        =======        =======        =======

Weighted average common shares              24.5           24.3           24.4           24.3
                                         =======        =======        =======        =======




          See accompanying Notes to Consolidated Financial Statements.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

ASSETS                                              September 30,        December 31,
------                                                       1997                1996
                                                    -------------       -------------
  Current Assets:                                      (unaudited)
    Cash                                                   $  7.5              $  1.9
    Receivables, net                                        186.7               135.5
    Inventories                                             160.2               161.0
    Deferred income taxes                                    23.2                23.7
    Prepaid expenses and other                               10.0                13.6
                                                           ------              ------
                     Total current assets                   387.6               335.7

  Property, plant and equipment                             136.0               128.8
  Deferred income taxes                                      30.8                31.8
  Other non-current assets                                   17.2                17.3
                                                           ------              ------

                     Total assets                          $571.6              $513.6
                                                           ======              ======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

  Current Liabilities:
    Accounts payable                                       $ 74.6              $ 69.3
    Accrued liabilities                                      58.8                58.8
    Short-term debt                                          --                   2.0
                                                           ------              ------
                     Total current liabilities              133.4               130.1

  Long-term debt                                            256.8               205.1
  Other liabilities                                          73.5                71.0
                                                           ------              ------
                     Total liabilities                      463.7               406.2
                                                           ------              ------

  Shareholders' Equity:
     Common stock, $0.01 par value:
       Authorized shares - 75,000,000
       Issued and outstanding shares - 24,516,356
         and 24,250,000, respectively                          .2                  .2
     Additional paid-in capital                              83.6                94.7
     Retained earnings                                       24.1                12.5
                                                           ------              ------
         Total shareholders' equity                         107.9               107.4
                                                           ------              ------

         Total liabilities and shareholders' equity        $571.6              $513.6
                                                           ======              ======

          See accompanying Notes to Consolidated Financial Statements.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                  Nine Months Ended September 30,
                                                                  -------------------------------
                                                                      1997                1996
                                                                      ----                ----
Cash flows of operating activities:
  Net income                                                         $ 37.9              $ 27.7
  Adjustments to reconcile net income
     to net cash provided by operating activities:
      Depreciation and amortization                                    10.1                 9.1
      Deferred income taxes                                             1.5                 6.4
      Changes in operating assets and liabilities:
        Increase in receivables                                       (51.2)              (14.9)
        Decrease in inventories                                          .8                27.2
        (Increase) decrease in other assets                              .4                 (.5)
        Increase (decrease) in accounts payable,
          accrued and other liabilities                                15.4               (15.1)
                                                                     ------              ------
           Net cash flows of operating activities                      14.9                39.9
                                                                     ------              ------

Cash flows of investing activities:
   Proceeds from property sold                                          4.9                --
   Capital expenditures                                               (19.1)              (17.6)
   Other, net                                                          (2.1)                 .4
                                                                     ------              ------
           Net cash flows of investing activities                     (16.3)              (17.2)
                                                                     ------              ------

Cash flows of financing activities:
   Dividends paid                                                     (42.6)               --
   Net borrowings of revolving credit facility                        248.0                --
   Repayment of related party notes payable                          (195.8)               (8.0)
   Repayment of short-term debt                                        (2.0)               --
   Repayment of other long-term debt                                    (.6)                (.6)
                                                                     ------              ------
           Net cash flows of financing activities                       7.0                (8.6)
                                                                     ------              ------

Increase in cash                                                        5.6                14.1
Cash - beginning of period                                              1.9                13.7
                                                                     ------              ------
Cash - end of period                                                 $  7.5              $ 27.8
                                                                     ======              ======

SUPPLEMENTAL INFORMATION
------------------------
   Income taxes paid (refunded)                                      $ 14.1              $ (2.8)
                                                                     ======              ======
   Interest paid                                                     $ 12.4              $ 14.6
                                                                     ======              ======

NONCASH ACTIVITIES
------------------
   Issuance of Restricted Stock                                      $  5.6              $ --
                                                                     ======              ======



          See accompanying Notes to Consolidated Financial Statements.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   PUBLIC OFFERINGS
     ----------------

On May 20, 1997, Wassall Netherlands Cable B.V. (the "Selling Stockholder"), a subsidiary of Wassall PLC ("Wassall") completed an initial public offering of approximately 19,435,000 shares of General Cable common stock at a price of $21.00 per share. This included 2,535,000 shares purchased under the U.S. Underwriters' over-allotment option. On August 22, 1997, a secondary offering of 4,815,000 shares of common stock at a price of $31.00 per share was completed ("Secondary Offering"). These shares represented all of Wassall's remaining holdings of General Cable common stock. General Cable did not receive any proceeds from the sale of the shares of common stock.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of General Cable Corporation and its wholly owned subsidiaries. All transactions and balances among the consolidated companies have been eliminated. Certain reclassifications have been made to the prior year to conform to the current year's presentation.

BASIS OF PRESENTATION The accompanying unaudited consolidated financial statements of General Cable Corporation and Subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of results that may be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable's registration statement on Form S-1 filed with the Securities and Exchange Commission on August 6, 1997.

EARNINGS PER SHARE General Cable is required to implement Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share", which was issued in February 1997, in the fourth quarter of 1997. The effect of implementing this new accounting standard on reported earnings per share is not expected to be material.

NEW STANDARDS In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". General Cable will be required to adopt these standards during 1998. Adoption of these standards will not impact the reported results of operations or financial position of General Cable; however, General Cable is planning to disclose additional information related to the Electrical and Communications Groups when SFAS No. 131 is implemented.

                 GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   INVENTORIES
     -----------

     Inventories consisted of the following (in millions):

                                                 September 30,        December 31,
                                                 -------------        ------------
                                                          1997                1996
     Raw materials                                      $ 21.3              $ 20.8
     Work-in-progress                                     25.1                28.6
     Finished goods                                      113.8               111.6
                                                        ------              ------
       Total                                            $160.2              $161.0
                                                        ======              ======

     At September 30, 1997 and December 31, 1996, $64.9 million and $67.8 million, respectively, of inventories were valued using the LIFO method. Approximate replacement cost of inventories valued using the LIFO method totaled $67.5 million at September 30, 1997 and $76.2 million at December 31, 1996. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are necessarily based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many variables beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

4.   LONG-TERM DEBT
     --------------

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

     At September 30, 1997, $248 million of revolving credit loans were outstanding, with a weighted average annual interest rate of 6.24%.

     Other long-term debt, primarily Industrial Development Revenue Bonds, of $8.8 million had a weighted average annual interest rate of 5.7%.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.   SHAREHOLDERS' EQUITY
     --------------------

     Changes in shareholders' equity were as follows (in millions):

                                                              Additional
                                                Common         Paid-In       Retained
                                                Stock          Capital       Earnings         Total
                                                ------       -----------     --------        -------
    Balance, December 31, 1996                   $.2            $94.7          $12.5          $107.4

          Net income                              --             --             37.9            37.9
          Dividend to Selling Stockholder         --            (16.7)         (25.9)          (42.6)
          Issuance of Restricted Stock            --              5.6           --               5.6
          Other                                   --             --              (.4)            (.4)
                                                 ---            -----          -----          ------

    Balance, September 30, 1997                  $.2            $83.6          $24.1          $107.9
                                                 ===            =====          =====          ======

     Following consummation of the initial public offering, General Cable awarded 268,597 shares of Restricted Stock to executive officers and other key employees. The awards of Restricted Stock were made in settlement of all obligations under existing long-term incentive arrangements.

6.   RELATED PARTY TRANSACTIONS
     --------------------------

     Prior to the initial public offering in May 1997, a subsidiary of Wassall charged General Cable a fee for management services. Such fees amounted to $0.9 million for the 1997 period prior to the intial public offering and $0.5 million and $1.4 million for the three and nine month periods ended September 30, 1996, and are included in selling, general and administrative expenses in the Consolidated Statements of Income.

     Upon completion of the secondary offering, Wassall's equity stake in General Cable was liquidated.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES

                                     ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     General Cable is a leader in the development, design, manufacture, marketing and distribution of copper, aluminum and optical fiber wire and cable products for the communications and electrical markets. Communications wire and cable transmits low voltage signals for voice, data, video and control applications. Electrical wire and cable conducts electrical current for power and control applications. General Cable believes that its principal competitive strengths include its breadth of product line; brand recognition; distribution and logistics; customer relationships, sales and service; and improved operating efficiency.

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

     General Cable's reported net sales are directly influenced by the price of copper. The cost of copper has been subject to considerable volatility, with the copper cathode daily selling price on the COMEX averaging $0.91 per pound during the third quarter of 1996, $1.08 per pound for the first nine months of 1996, $1.02 per pound for the third quarter of 1997 and $1.09 per pound for the first nine months of 1997. However, as a result of a number of practices intended to match copper purchases with sales, General Cable's profitability has generally not been significantly affected by changes in copper prices. General Cable generally passes changes in copper prices along to its customers, although there are timing delays of varying lengths depending upon the type of product, competitive conditions and particular customer arrangements. General Cable does not engage in speculative metals trading or other speculative activities, nor does it engage in activities to hedge the underlying value of its copper inventory.

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

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1996

     Net sales for the three months ended September 30, 1997 increased $33.9 million, or 12%, to $306.1 million from net sales of $272.2 million for the same period in 1996. The increase reflects an increase of $11.8 million, or 11%, in the net sales of the Communications Group and an increase of $22.1 million, or 13%, in the net sales of the Electrical Group. Such amounts reflect an $0.11 increase in the average monthly COMEX price per pound of copper in the three months ended September 30, 1997 compared to the same period in 1996 and other factors as discussed below.

     After adjusting the net sales for the three months ended September 30, 1996 to reflect the $0.11 higher average monthly COMEX price per pound of copper in the third quarter of 1997, net sales were $23.5 million, or 8%, higher than the third quarter of 1996. The increase in copper-adjusted net sales reflected an 8% increase in the copper-adjusted net sales of the Electrical Group and an 8% increase in the copper-adjusted net sales of the Communications Group.

     The increase in Communications Group net sales is primarily attributable to substantially higher net sales volume of datacom products, partially offset by lower selling prices of some high speed data cables in the 1997 period. The growth in Electrical Group net sales was primarily due to increased net sales volume of building wire and portable cord in the third quarter of 1997 compared to the same period in 1996. Electrical Group net sales also rose substantially in Canada. Reported net sales to General Cable's top 20 customers for the three months ended September 30, 1997 increased 27% from the same period in 1996.

     Gross profit increased $6.0 million, or 11%, to $61.7 million in the third quarter of 1997 from $55.7 million in the third quarter of 1996. General Cable's gross profit percentage was 20.2% in the third quarter of 1997 compared to 20.5% in the third quarter of 1996. On a copper-adjusted basis (to the third quarter of 1997), General Cable's gross profit percentage was 19.7% in the third quarter of 1996. The improvement in 1997 was primarily attributable to manufacturing cost reductions combined with continuing favorable building wire pricing, partially offset by a decrease in pricing for some high speed data cables and the unfavorable impact of temporarily purchasing PIC product from third parties at a cost in excess of General Cable's manufacturing cost to satisfy PIC demand in excess of present capacity. General Cable is currently adding manufacturing capacity which will eliminate the adverse effect of outsourcing PIC products.

     The reduction in manufacturing costs in the third quarter of 1997 compared to the same period in 1996 primarily reflected process improvements to reduce material costs, improved material usage, and capital investment to improve productivity and throughput.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES


     Selling, general and administrative expenses increased $1.5 million, or 5%, to $29.6 million in the third quarter of 1997 from $28.1 million in the third quarter of 1996. The increase primarily reflected higher transportation costs, increased advertising and increased salaries for additional staffing to support sales growth. Also included in selling, general and administrative expenses in the third quarter of 1997 was $0.4 million (.1% of sales) for expenses related to the Secondary Offering. Selling, general and administrative expenses as a percentage of sales were 9.7% in the third quarter of 1997, compared to 10.3% in the third quarter of 1996.

     Net interest expense was $4.1 million in the third quarter of 1997 compared to $4.7 million in the third quarter of 1996. The reduction reflects the impact of refinancing related party debt in May 1997 with borrowing under a new credit facility at a lower effective interest rate.

     The effective income tax rate for the third quarter of 1997 was 38% compared to approximately 34% for the third quarter of 1996. The lower 1996 effective tax rate reflected the impact of certain tax return reconciliation adjustments.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996

     Net sales for the nine months ended September 30, 1997 increased $48.4 million, or 6%, to $849.3 million from net sales of $800.9 million for the same period in 1996. The increase reflects an increase of $37.7 million, or 7%, in the net sales of the Electrical Group and an increase of $10.7 million, or 4%, in the net sales of the Communications Group. Such amounts reflect a $0.01 increase in the average monthly COMEX price per pound of copper in the first nine months of 1997 compared to the first nine months of 1996 and other factors as discussed in the following paragraph.

     After adjusting the net sales for the first nine months of 1996 to reflect the $0.01 higher average monthly COMEX price per pound of copper in the first nine months of 1997, net sales were $45.7 million, or 6%, higher than the first nine months of 1996. The increase in copper-adjusted net sales reflects a 7% increase in the copper-adjusted net sales of the Electrical Group and a 3% increase in the copper-adjusted net sales of the Communications Group. The growth in Electrical Group net sales was primarily due to more favorable building wire pricing and increased sales volume of building wire, portable cord and OEM cordsets products in the first nine months of 1997 compared to the same period in 1996. The increase in Communications Group net sales reflected an increase in Datacom product sales volume, partially offset by a decline in the volume of sales of PIC to US West and a decrease in pricing for high speed data cables.

     Gross profit increased $26.2 million, or 19%, to $165.5 million in the first nine months of 1997 from $139.3 million in the first nine months of 1996. General Cable's gross profit percentage increased to 19.5% in the first nine months of 1997 from 17.4% in the first nine months of 1996. The improvement in the 1997 period was primarily attributable to improved building wire pricing and manufacturing cost reductions, partially offset by a decrease in pricing for high speed data cables.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES

     The reduction in manufacturing costs in the first nine months of 1997 compared to the same period in 1996 reflected (i) the carryover effects of production facilities rationalized; (ii) improvement in capacity utilization, including the conversion of certain facilities from five day to seven day per week continuous production schedules; (iii) product redesigns to lower material costs; and (iv) capital investment and other improvements in manufacturing processes to improve materials usage and reduce waste.

     Selling, general and administrative expenses increased $7.0 million, or 8.5%, to $89.6 million in the first nine months of 1997 from $82.6 million in the first nine months of 1996. The increase primarily reflected higher transportation costs, higher advertising and increased salaries for additional staffing to support sales growth. Selling, general and administrative expenses as a percentage of sales were 10.5% in the first nine months of 1997, compared to 10.3% in the first nine months of 1996.

     Net interest expense was $13.6 million in the first nine months of 1997 compared to $15.1 million in the first nine months of 1996. The reduction reflects the repayment of an $8.0 million related party note during 1996 and the impact of refinancing the remaining related party debt in May, 1997 with borrowing under a new credit facility at a lower effective interest rate.

     The effective income tax rate for the nine months ended September 30, 1997 was 39% compared to 33% for the nine months ended September 30, 1996. The lower 1996 effective tax rate reflected the impact of certain tax return reconciliation adjustments.

PRO FORMA RESULTS

     The following pro forma results give effect to the refinancing of related party debt as if it had occurred as of the beginning of the periods presented. The pro forma financial data are for informational purposes only and may not necessarily be indicative of the results of operations had the refinancing actually occurred on such date.

                                             Three Months Ended                Nine Months Ended
                                                September 30,                     September 30,
                                             ------------------                -----------------
                                            1997            1996               1997           1996
                                            ----            ----               ----           ----
    Pro forma net income                    $ 17.3         $ 16.0              $ 39.2         $ 30.2
                                            ======         ======              ======         ======

    Pro forma earnings per share            $  .71         $  .66              $ 1.61         $ 1.24
                                            ======         ======              ======         ======

LIQUIDITY AND CAPITAL RESOURCES

     In general, General Cable requires cash for working capital, capital expenditures, debt repayment, interest and taxes. General Cable's working capital requirements increase when it experiences strong incremental demand for products and/or significant copper price increases.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES


     Cash flow provided by operating activities in the first nine months of 1997 was $14.9 million. This principally reflected net income before depreciation and deferred taxes of $49.5 million, a $0.8 million decrease in inventories and a $15.4 million increase in accounts payable, accrued liabilities and other long-term liabilities, partially offset by a $51.2 million increase in accounts receivable.

     Cash flow used in investing activities was $16.3 million in the first nine months of 1997, principally reflecting $19.1 million of capital expenditures. Also included in cash flow from investing activities was $4.6 million from the sale of excess real property in 1997.

     Cash flow provided by financing activities in the first nine months of 1997 was $7.0 million, primarily reflecting proceeds of borrowings under General Cable's revolving credit line in excess of the repayment of intercompany and other debt and the payment of a dividend. The intitial borrowing of $268.0 million in May 1997 has been reduced to $248.0 million at September 30, 1997.

     In May 1997, on consummation of the initial public offering, General Cable borrowed $268.0 million under a new $350.0 million credit facility entered into with a syndicate of banks (the "New Credit Facility"). The Company used the proceeds of such borrowing to (i) repay all of its revolving bank debt, (ii) repay all intercompany debt and advances owed to Wassall and its subsidiaries;
(iii) pay $42.6 million as a dividend to the Selling Stockholder; (iv) pay $2.0 million for the purchase of two related companies, Carol Cable Europe Ltd. and Carol Cable Ltd., from Wassall; and (v) pay expenses of the Refinancing of $0.4 million.

     The New Credit Facility consists of a five-year senior unsecured revolving credit and competitive advance facility in an aggregate principal amount of $350.0 million. Borrowings are guaranteed by General Cable's principal operating subsidiaries. Borrowings under the New Credit Facility were $248.0 million at September 30, 1997.

     Revolving Credit loans bear interest, at General Cable's option, at (i) a spread over LIBOR or (ii) the Alternate Base Rate, which is defined as the higher of (a) the Agent's Prime Rate, (b) the secondary market rate for certificates of deposit (adjusted for reserve requirements) plus 1% or (c) the Federal Funds Effective Rate.

     A facility fee accrues on the full amount of the New Credit Facility, regardless of usage. The facility fee ranges between 8.0 and 20.0 basis points per annum, depending upon General Cable's Leverage Ratio.

     The New Credit Facility requires that General Cable meet certain financial ratio requirements and it also limits (i) mergers, consolidations and certain asset sales and dispositions; (ii) subsidiary indebtedness and guarantees; (iii) liens and sale-leaseback transactions; (iv) transactions with affiliates; (v) dividends on, and redemptions and repurchases of, capital stock; (vi) dividends and advances by subsidiaries; (vii) loans and investments; (viii) issuance of capital stock by subsidiaries; (ix) hedging activities other than in the ordinary course of business; and (x) changes in business.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION
                           ---------------------------




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


                                              GENERAL CABLE CORPORATION



Signed: November 3, 1997                   By: s/CHRISTOPHER F. VIRGULAK
                                              --------------------------
                                               Christopher F. Virgulak
                                               Executive Vice President, Chief
                                                 Financial Officer and Treasurer