Form 10-K405
period 1997-12-31
GENERAL CABLE CORP /DE/
filed 1998-03-30
CIK 886035

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1997
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

                                 (606) 572-8000
              (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
Title of Each Class                  Name of Each Exchange on which registered
-------------------                  ------------------------------------------
Common Stock, $.01 Par Value         New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and need not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

As of March 2, 1998, there were 24,536,870 shares of the Registrant's Common Stock outstanding. The aggregate market value of Common Stock held by non-affiliates was $1,000 million (based upon non-affiliate holdings of 24,303,759 shares and a market price of $41.13 per share).

DOCUMENTS INCORPORATED BY REFERENCE:

Proxy Statement for the 1998 Annual Meeting of Shareholders (portions of which are incorporated by reference in Part III hereof).

                            GENERAL CABLE CORPORATION
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K


PART I                                                                                           Page
------                                                                                           ----
Item   1.     Business                                                                              3
Item   2.     Properties                                                                          11
Item   3.     Legal Proceedings                                                                   13
Item   4.     Submission of Matters to a Vote of Security Holders                                 14


PART II

Item 5.       Market for Registrant's Common Stock and Related
                Stockholder Matters                                                              15
Item 6.       Selected Financial Data                                                            15
Item 7.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                              17
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk                         22
Item 8.       Financial Statements and Supplementary Data                                        23
Item 9.       Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                                              23


PART III

Item 10.      Directors and Executive Officers of the Registrant                                 24
Item 11.      Executive Compensation                                                             25
Item 12.      Security Ownership of Certain Beneficial Owners and
                Management                                                                       25
Item 13.      Certain Relationships and Related Transactions                                     25


PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports
                On Form 8-K                                                                      26

Signatures                                                                                       28

                                     PART I.

ITEM 1.  BUSINESS

General Cable Corporation (General Cable or The Company) is a leader in the development, design, manufacture, marketing and distribution of copper, aluminum and optical fiber wire and cable products for the communications and electrical markets. Communications wire and cable transmits low voltage signals for voice, data, video and control applications. Electrical wire and cable conducts electrical current for power and control applications. General Cable believes that its principal competitive strengths include its breadth of product line; brand recognition; distribution strength; customer selection, sales and service; and improved operating efficiency.

General Cable is a Delaware corporation and was incorporated in April 1994. Its principal executive offices are located at 4 Tesseneer Drive, Highland Heights, Kentucky 41076 and its telephone number is (606) 572-8000.

General Cable and its predecessors have served the communications and electrical markets for over 150 years. The Company's immediate predecessor (the Predecessor) was formed in April 1992 to hold the wire and cable and heavy equipment businesses of American Premier Underwriters, Inc. (American Premier), then known as The Penn Central Corporation (PCC). American Premier entered the wire and cable business in 1981, when it acquired the successor to the original General Cable Corporation, and significantly expanded the business between 1988 and 1991 by acquiring Carol Cable Company, Inc. and other wire and cable businesses and facilities. In July 1992, American Premier distributed 88% of the outstanding common stock of General Cable to American Premier's stockholders and retained the balance of General Cable's common stock. As a result, General Cable, which owned wire and cable and heavy equipment businesses, became a public company with its common stock traded on the Nasdaq Market. In June 1994, a subsidiary of Wassall PLC (Wassall) acquired General Cable by private purchases of a $169.8 million General Cable subordinated promissory note and the General Cable common stock held by American Premier and its affiliate and a tender offer for the publicly-held General Cable common stock (the Acquisition).

On May 20, 1997, Wassall completed a public offering of 19,435,000 shares of General Cable common stock at a price of $21.00 per share which represented 80% of the common stock of General Cable. On August 22, 1997, a second offering of 4,815,000 shares of common stock at a price of $31.00 per share was completed. These shares represented all of Wassall's remaining holdings of General Cable common stock.

The principal markets, products, distribution channels and end-users of each of General Cable's seven product categories are summarized below:

==================================================================================================================================

                                                                                 PRINCIPAL
  PRODUCT CATEGORY         PRINCIPAL MARKETS        PRINCIPAL PRODUCTS         DISTRIBUTION          PRINCIPAL END-USERS
                                                                                 CHANNELS
==================================================================================================================================
COMMUNICATIONS GROUP:
----------------------------------------------------------------------------------------------------------------------------------
Outside Voice and Data     Telecom Local Loop       PIC; Outside Service      Direct;               Telecommunications
                                                    Wire                      Distributors          System Operators
----------------------------------------------------------------------------------------------------------------------------------
Datacom                    Computer Networking      Multi-Conductor/Multi-    Distributors;         Contractors;  Original
                           And Multimedia           Pair; Fiber Optic         Direct                Equipment Manufacturers
                           Applications             Cable                                           ("OEMs"); Systems
                                                                                                    Integrators
----------------------------------------------------------------------------------------------------------------------------------
Industrial                 Building Management;     Multi-Conductor;          Distributors;         Contractors;  Consumers;
Instrumentation and        Entertainment;           Coaxial Cable             Retailers; Direct     Industrial
Control                    Equipment Control
----------------------------------------------------------------------------------------------------------------------------------
Communication              Telecommunication        Cable Harness             Direct                Communications and
Assemblies                                                                                          Industrial Equipment
                                                                                                    Manufacturers
----------------------------------------------------------------------------------------------------------------------------------
ELECTRICAL GROUP:
----------------------------------------------------------------------------------------------------------------------------------
Building Wire              Non-Residential and      THHN; Romex(R)            Distributors;         Contractors; Consumers
                           Residential              Products                  Retailers
                           Construction
----------------------------------------------------------------------------------------------------------------------------------
Portable Cord              Industrial Power         Rubber and Plastic-       Distributors;         Industrial; Consumers;
                           and                      Jacketed Wire and         Retailers;            Contractors; OEMs
                           Control                  Cable                     Direct
----------------------------------------------------------------------------------------------------------------------------------
Cordset and Power          DIY; Construction;       Consumer Cordsets;        Retailers; Direct;    Consumers; Contractors;
Assemblies                 Industrial Equipment     OEM Cordsets;             Distributors          OEMs
                                                    Assemblies
----------------------------------------------------------------------------------------------------------------------------------
Automotive                 Parts Aftermarket        Ignition Wire Sets;       Retailers;            Consumers
                                                    Booster Cables            Distributors
-------------------------- ------------------------ ------------------------- --------------------- ---------------------------


The following table sets forth summarized financial information by product category for the years ended December 31 (in millions):

                                           1997            1996          1995
                                           ----            ----         -----
Net sales:
      Communications                      $  415.8       $  375.5       $  357.1
      Electrical                             718.7          668.1          704.2
                                          --------       --------       --------
                                          $1,134.5       $1,043.6       $1,061.3
                                          ========       ========       ========
Operating income:
       Communications                     $   53.0       $   51.3       $   27.7
       Electrical                             51.5           27.2           16.8
                                          --------       --------       --------
                                          $  104.5       $   78.5       $   44.5
                                          ========       ========       ========

COMMUNICATIONS GROUP

The Communications Group manufactures and sells wire and cable products for voice, data and video transmission applications (Outside Voice and Data Products), multi-conductor/multi-pair cables used for computer and telephone interconnections in telephone company central offices and customer premises (Datacom Products) and specialty products for use in machinery and instrument interconnection, audio, computer, security and other applications (Industrial Instrumentation and Control Products), and cable harnesses for telecommunications equipment manufacturers (OEM Products).

Outside Voice and Data Products

General Cable's principal Outside Voice and Data Products are plastic insulated cable (PIC) and outside service wire. PIC is short haul trunk, feeder or distribution cable from a telephone company central office to the subscriber premises. It consists of multiple paired conductors (ranging from six pairs to 4,200 pairs) and various types of sheathing, water-proofing, foil wraps and metal jacketing. Outside service wire is used to connect telephone subscriber premises to curbside distribution cable.

General Cable sells its Outside Voice and Data Products primarily to telecommunications system operators through its direct sales force under supply contracts of varying lengths, and also to telecommunications distributors. In 1997, 1996 and 1995, approximately 8.5%, 10.4% and 8.9%, respectively, of the Company's net sales were generated by sales of Outside Voice and Data and (to a lesser extent) Datacom products to its largest customer, US West, pursuant to a ten-year supply agreement that took effect on November 1, 1994. The agreement does not guarantee a minimum level of sales. Product prices are subject to periodic adjustment based upon changes in the cost of copper and other factors. The agreement is terminable by US West prior to its scheduled expiration date if the Company does not meet certain performance criteria.

In 1995, 1996 and 1997, sales of Outside Voice and Data Products accounted for approximately 21%, 24% and 22%, respectively, of the Company's net sales.

Datacom Products

The Company's Datacom Products are high-bandwidth twisted pair copper and fiber optic cable for the customer premises, local area networks, central office and OEM telecommunications equipment markets. Customer premises products are used for wiring at subscriber premises, and include computer, riser rated and plenum rated wire and cable. Riser cable runs between floors and plenum cable runs in air spaces, primarily above ceilings in non-residential structures. Local area network cables run between computers along horizontal race ways and in backbones between servers. Central office products interconnect components within central office switching systems and public branch exchanges. General Cable sells Datacom Products primarily through distributors and agents under the General Cable(R) brand name. In 1995, 1996 and 1997, sales of Datacom Products accounted for approximately 9%, 10% and 11%, respectively, of the Company's net sales.

In December 1996, subsidiaries of the Company and SpecTran formed General Photonics LLC (General Photonics), an equally-owned joint venture, for the design, development, manufacture and marketing of communications-grade fiber optic cable for the customer premises market in the United States, Canada and Mexico. SpecTran is a developer, manufacturer and marketer of glass optical fiber and specialty value-added fiber optic components and assemblies. Under the joint venture arrangement, fiber optic cable and other products manufactured by General Photonics are marketed primarily through General Cable's sales force with some direct sales and customer support provided by General Photonics personnel.

Industrial Instrumentation and Control Products

The Company's Industrial Instrumentation and Control Products include multi-conductor, multi-pair, coaxial, hook-up, audio and microphone cables, speaker and television lead wire, high temperature and shielded electronic wire, and harness assemblies. Primary uses for these products are various applications within the commercial, industrial instrumentation and control, and residential markets. These markets require a broad range of multi-conductor products for applications involving programmable controllers, robotics, process control and computer integrated manufacturing, sensors and test equipment, as well as cable for fire alarm, smoke detection, sprinkler control, entertainment and security systems. Many industrial and commercial environments require cables with exterior armor and/or jacketing materials that can endure exposure to chemicals, extreme temperatures and outside elements. The Company offers products that are specially designed for these applications.

Harness assemblies are used in communications switching systems and industrial control applications. These assemblies are used in such products as data processing equipment, telecommunications network switches, office machines and industrial machinery. General Cable's Industrial Instrumentation and Control Products are sold primarily through distributors and agents under the Carol(R) brand name.

ELECTRICAL GROUP

The Electrical Group manufactures and sells wire and cable products (typically for applications at 600 volts or less) for use in non-residential and residential structures and in a wide variety of capital goods and consumer uses. General Cable has four principal Electrical product categories: building wire, portable cord, cordsets and OEM assemblies, and automotive products.

Building Wire

General Cable manufactures and sells a broad line of thermosetting, thermoplastic and elastomeric insulated wire and cable products for the distribution of electrical power to and within non-residential and residential structures. The Company's principal building wire products are THHN, a copper conductor used in non-residential construction and industrial applications, Romex(R) brand residential circuit, intermediate and feeder sized cables, and value-added specialty cables for industrial applications.

An increasing portion of the Company's building wire sales consists of sales of high value-added products that meet more demanding service requirements or reduce installation costs. These products include tray cable, armored cable, aluminum utility service cable and control cable used in the operation and interconnection of protective and signaling devices in electrical distribution systems. General Cable sells its building wire products primarily to electrical distributors for resale to electrical contractors, industrial customers and OEMs. Sales are also made through hardware and home center retail chains and other retail stores. In 1995, 1996 and 1997, sales of Building Wire accounted for approximately 43%, 40% and 41%, respectively, of the Company's net sales.

Portable Cord

The Company manufactures and sells a wide variety of rubber and plastic insulated portable cord products for power and control applications serving industrial, mining, entertainment, OEM, farming and other markets. Portable cord products have electrical characteristics similar to building wire, but are designed and constructed to be used in more dynamic and severe environmental conditions where a flexible but durable power supply is required. Portable cord products include both standard commercial cord and cord products designed to customer specifications. Portable rubber-jacketed power cord, the Company's largest selling cord product line, is typically manufactured without a connection device at either end and is sold in standard and customer-specified lengths. Portable cord is also sold to OEMs for use as power cords on their products and in other applications, in which case the cord is made to the OEMs' specifications. The Company also manufactures portable cord for use with moveable heavy equipment and machinery. General Cable's portable cord products are sold under the Carol(R) brand name, primarily through electrical distributors and electrical retailers to industrial customers, OEMs, contractors and consumers.

General Cable's portable cords are used in the installation of new industrial equipment and the maintenance of existing equipment, and to supply electrical power at temporary venues such as festivals, sporting events, concerts and construction sites. The Company expects demand for portable cord to grow in response to general economic activity and the development of higher specification products for more environmentally demanding industrial applications.

Cordsets and OEM Assemblies

General Cable focuses primarily on high-performance, value-added cordsets, including extension cords and multiple outlet power centers, appliance cords for ranges and dryers, portable lights, and cordsets with surge protection and ground fault interruption devices for use by consumers, contractors and OEMs. Cordsets are manufactured with connection devices at one or both ends, with standard indoor and outdoor, single or multiple outlet extension cords being the most common example. Jackets for cordset products are typically thermoplastic. The Company has developed many high-performance plastic and premium rubber cordsets for use in a wide variety of demanding applications, such as outdoor locations or rugged job sites.

OEM assemblies are used in a variety of demanding applications such as power delivery to office modules and for such products as power hand tools, floor care products and other appliances. The Company targets customers who require premium cordsets or assemblies that require innovative engineering and for whom the Company's vertical integration in high-performance wire and cable provides a competitive cost advantage.

General Cable sells its cordsets and cable harness assemblies primarily to OEMs and to hardware and home center retail chains, hardware distributors and mass merchants for resale to consumers and contractors. In addition, an increasing portion of the Company's cordset sales are to electrical distributors for resale to retail outlets, electrical contractors, industrial companies and OEMs.

Automotive Products

General Cable's principal automotive products are ignition wire sets and booster cables for sale to the automotive aftermarket. Booster cable sales are affected by the severity of weather conditions and related promotional activity by retailers. As a result, a majority of booster cable sales occur between September and December.

General Cable sells its automotive wire and cable primarily to automotive parts retailers and distributors, mass merchants, hardware and home center retail chains and hardware distributors. The Company's automotive products are also sold on a private label basis to retailers and other automotive parts manufacturers.

Other Operations

Genca Corporation (Genca), a subsidiary of General Cable, designs, manufacturers and sells extruders, extrusion tooling and equipment and synthetic and carbide wire drawing dies for sale to third parties and for use by General Cable. Genca's product line of extrusion tooling and equipment includes generic and specialty crossheads, extrusion and mixing screws, small tools and complete extrusion equipment systems, including components and related technical services. These products are used principally for the manufacture of insulated wire and cable, and the fabrication of plastic tubing and various hoses and pipes. Genca's products are primarily sold through Genca's agents and direct sales force to end users.

COMPETITION

The markets for all of General Cable's products are highly competitive, and the Company experiences competition from at least one major competitor within each market. Due to the diversity of its product lines, however, the Company believes that no single competitor competes with the Company across the entire spectrum of the Company's product lines. General Cable believes that it has developed strong customer relations as a result of its ability to supply customer needs across a broad range of products, its commitment to quality control and continuous improvement, its continuing investment in information technology, its emphasis on customer service, and its substantial product and distribution resources.

Although the primary competitive factors for General Cable's products vary somewhat across the different product categories, the principal factors influencing competition are generally breadth of product line, inventory availability and delivery time, price, quality and customer service. Price is a highly significant factor for certain lines within the Company's Electrical product categories. Many of the Company's products are made to industry specifications, and are therefore essentially functionally interchangeable with those of competitors. However, the Company believes that significant opportunities exist to differentiate all of its products on the basis of quality, consistent availability, conformance to manufacturer's specifications and customer service. Within the communications market, conformance to manufacturer's specifications and technological superiority are also important competitive factors. Brand recognition is also a primary differentiating factor in the portable cord market and, to a lesser extent, in the Company's other product groups.

RAW MATERIALS

The principal raw material used by General Cable in the manufacture of its wire and cable products is copper. General Cable purchases copper in either cathode, rod or wire form from a number of major domestic and foreign producers, generally through annual supply contracts. In 1997, the Company produced approximately 31% of the copper rod used in its manufacturing operations at its cast copper rod mill, which uses both cathode and recycled copper. Copper is available from many sources, and General Cable believes that it is not dependent on any single supplier of copper. In 1997, the Company's largest supplier of copper accounted for approximately 26% of the Company's copper purchases.

General Cable has centralized its copper purchasing to capitalize on economies of scale and to facilitate the negotiation of favorable purchase terms from suppliers. The cost of copper has been subject to considerable volatility over the past several years. However, as a result of a number of practices intended to match copper purchases with sales, the Company's profitability has generally not been significantly affected by changes in copper prices. The Company does not engage in speculative metals trading or other speculative activities, nor does it engage in activities to hedge the underlying value of its copper inventory.

Other raw materials utilized by the Company include nylon, PVC resin and compounds, polyethylene and plasticizers, fluoropolymer compounds, a variety of filling, binding and sheathing materials, and aluminum wire. The Company believes that all of these materials are available in sufficient quantities through purchases in the open market.

PATENTS AND TRADEMARKS

General Cable believes that the success of its business depends more on the technical competence, creativity and marketing abilities of its employees than on any individual patent, trademark or copyright. Nevertheless, General Cable has a policy of seeking patents when appropriate on inventions concerning new products and product improvements as part of its ongoing research, development and manufacturing activities.

General Cable owns 35 U.S. patents, which expire in 1999 through 2017, and has six patent applications pending in the U.S. In addition, the Company owns 25 foreign patents, which expire in 1998 through 2015. The Company also owns 82 registered trademarks and 37 trademarks for which application for registration is pending.

Although in the aggregate these patents and trademarks are of considerable importance to the manufacturing and marketing of many of the Company's products, the Company does not consider any single patent or trademark or group of patents or trademarks to be material to its business as a whole. While General Cable occasionally obtains patent licenses from third parties, none are deemed to be significant. Trademarks which are considered to be important are Carol(R), Genca(R), General Cable(R), Romex(R), Vutron(R) and DreamLan(TM), and the General Cable triangle symbol. General Cable believes that the Company's products bearing these trademarks have achieved significant brand recognition within the industry.

General Cable also relies on trade secret protection for its confidential and proprietary information. General Cable routinely enters into confidentiality agreements with its employees. There can be no assurance, however, that others will not independently obtain similar information and techniques or otherwise gain access to the Company's trade secrets or that the Company will be able to effectively protect its trade secrets.

ENVIRONMENTAL MATTERS

The Company is subject to numerous federal, state, local and foreign laws and regulations relating to the storage, handling, emission and discharge of materials into the environment, including CERCLA, the Clean Water Act, the Clean Air Act (including the 1990 amendments) and the Resource Conversation and Recovery Act.

Subsidiaries of the Company have been identified as potentially responsible parties (PRPs) with respect to several sites designated for cleanup under CERCLA or similar state laws, which impose liability for cleanup of certain waste sites and for related natural resource damages without regard to fault or the legality of waste generation or disposal. Persons liable for such costs and damages generally include the site owner or operator and persons that disposed or arranged for the disposal of hazardous substances found at those sites. Although CERCLA imposes joint and several liability on all PRPs, in application, the PRPs typically allocate the investigation and cleanup costs based, among other things, upon the volume of waste contributed by each PRP. Settlements can often be achieved through negotiations with the appropriate environmental agency or the other PRPs. PRPs that contributed small amounts of waste (typically less than 1% of the waste) are often given the opportunity to settle as "de minimis" parties, resolving their liability for a particular site. The Company does not own or operate any of the waste sites with respect to which it has been named as a PRP by the government. Based on its review and other factors, the Company believes that costs to the Company relating to environmental clean-up at these sites will not have a material adverse effect on its results of operations, cash flows or financial position.

American Premier, in connection with the Acquisition, agreed to indemnify General Cable against liabilities (including all environmental liabilities) arising out of General Cable's or its predecessors' ownership or operation of the Indiana Steel & Wire Company and Marathon Manufacturing Holdings, Inc. businesses (which were divested), without limitation as to time or amount. American Premier also agreed to indemnify General Cable against 66 2/3% of all other environmental liabilities arising out of General Cable's or its predecessors' ownership or operation of other properties and assets in excess of $10 million but not in excess of $33 million which are identified during the seven year period ending June 2001. General Cable also has claims against third parties with respect to some of these liabilities. While it is difficult to estimate future environmental liabilities accurately, the Company does not currently anticipate any material adverse effect on its results of operations, financial condition or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.

EMPLOYEES

At December 31, 1997, approximately 4,400 persons were employed by General Cable, and collective bargaining agreements covered approximately 2,600 employees at 14 locations. During the last five years, the Company has experienced two strikes affecting a total of three facilities; both were settled on satisfactory terms. Union contracts will expire at six facilities in 1998 and two facilities in 1999. The Company believes that its relationships with employees are good.

ITEM 2.  PROPERTIES

General Cable operates 17 manufacturing facilities in the U.S. The Company owns 14 of the facilities, which encompass approximately 3.6 million square feet. The remaining three facilities, totaling approximately 216,000 square feet, are leased under agreements with expiration dates ranging from 1998 to 2000. In addition, General Cable operates two manufacturing facilities outside the U.S., totaling approximately 51,000 square feet. General Cable also leases four regional distribution centers, totaling approximately 917,000 square feet, located in Anaheim, CA; Dallas, TX; Vineland, NJ and Atlanta, GA, and a 64,000 square foot warehouse in Des Plaines, Illinois. These leases expire in 2001 and 2002. One additional regional distribution center is managed by a company agent in Chicago, IL.

General Cable's principal properties are listed below. The Company believes that its properties are generally well maintained and are adequate for the Company's current level of operations.

                                    SQUARE               USE/PRODUCT                                   OWNED
LOCATION                             FEET                 LINE(S)                                     OR LEASED
--------                            ------               -----------                                  ---------
MANUFACTURING FACILITIES
Manchester, NH                      533,000      Electronic and Datacom Products                       Owned
Plano, TX                           404,000      Electrical Products and Rod Mill                      Owned
Lincoln, RI                         398,000      Electrical Products and Automotive                    Owned
Bonham, TX                          360,000      Outside Voice and Data Products                       Owned
Montoursville, PA                   318,000      Cordsets and Electrical Products                      Owned
Monticello, IL                      250,000      Outside Voice and Data Products                       Owned
Kingman, AZ                         243,000      Electrical Products                                   Owned
Watkinsville, GA                    224,000      Electrical Products                                   Owned
Altoona, PA                         195,000      Automotive Products                                   Owned
Lawrenceburg, KY                    190,000      Outside Voice and Data Products and
                                                   Datacom Products                                    Owned
Williamstown, MA                    167,000      Electrical Products and Cordsets                      Owned
Taunton, MA                         138,000      Wire Fabricating                                     Leased
Sanger, CA                          105,000      Datacom Products                                      Owned
Cass City, MI                       100,000      Datacom Products                                      Owned
Clearwater, FL                       72,000      Extrusion Systems and Tooling                         Owned
Kenly, NC                            50,000      Electrical OEM Products                              Leased
Ft. Wayne, IN                        28,000      Wire Drawing Dies                                    Leased
Piedras Negras, Mexico               40,000      Communications Assemblies                            Leased
Wellingborough, UK                   11,000      Automotive and Electrical OEM Products               Leased

DISTRIBUTION AND OTHER FACILITIES:
Atlanta, GA                         328,000      Distribution Center                                  Leased
Dallas, TX                          200,000      Distribution Center                                  Leased
Vineland, NJ                        200,000      Distribution Center                                  Leased
Anaheim, CA                         189,000      Distribution Center                                  Leased
Highland Heights, KY                166,000      Corporate Headquarters and Laboratory                 Owned
Des Plaines, IL                      64,000      Warehouse                                            Leased
Toronto, Ontario Canada              24,000      Sales Office and Warehouse                           Leased

ITEM 3. LEGAL PROCEEDINGS

General Cable is subject to numerous federal, state, local and foreign laws and regulations relating to the storage, handling, emission and discharge of materials into the environment, including CERCLA, the Clean Water Act, the Clean Air Act (including the 1990 amendments) and the Resource Conservation and Recovery Act.

Subsidiaries of General Cable have been identified as PRPs with respect to several sites designated for cleanup under CERCLA or similar state laws, which impose liability for cleanup of certain waste sites and for related natural resource damages without regard to fault or the legality of waste generation or disposal. General Cable does not own or operate any of the waste sites with respect to which it has been named as a PRP by the government. Based on its review and other factors, management believes that costs to the Company relating to environmental clean-up at these sites will not have a material adverse effect on its results of operations, cash flows or financial position.

American Premier, in connection with the Acquisition, agreed to indemnify General Cable against liabilities (including all environmental liabilities) arising out of General Cable's or its predecessors' ownership or operation of the Indiana Steel & Wire Company and Marathon Manufacturing Holdings, Inc. businesses (which were divested by the Predecessor prior to the Acquisition), without limitation as to time or amount. American Premier also agreed to indemnify General Cable against 66 2/3% of all other environmental liabilities arising out of General Cable's or its predecessors' ownership or operation of other properties and assets in excess of $10 million but not in excess of $33 million which are identified during the seven year period ending June 2001. General Cable also has claims against third parties with respect to some of these liabilities. While it is difficult to estimate future environmental liabilities accurately, the Company does not currently anticipate any material adverse effect on its results of operations, financial condition or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.

There are approximately 4,792 pending non-maritime asbestos cases involving subsidiaries of General Cable. The overwhelming majority of these cases involve employees in shipyards alleging exposure to asbestos-contaminated shipboard cable manufactured by General Cable's predecessors. In addition to the Company's subsidiaries, numerous other wire and cable manufacturers have been named as defendants. Most cases previously filed have been dismissed with prejudice and without imposition of liability against General Cable. In some instances, individual cases have settled on a nominal basis. In addition, subsidiaries of the Company have been named, together with numerous other wire and cable manufacturers, as defendants in approximately 18,500 suits brought by plaintiffs alleging asbestos-related injury from the maritime industry (MARDOC cases), under the supervision of the U.S. District Court for the District of Easter Pennsylvania (the District Court). On May 1, 1996 the District Court ordered that 9,373 of such MARDOC cases be dismissed without prejudice for failure to plead sufficient facts. Pursuant to that order of dismissal, plaintiffs' attorney was permitted to bring future MARDOC cases only if the cases were brought in admiralty under the Merchant Marine Act of 1920 (commonly known as the Jones Act) and if counsel paid a filing fee for each new complaint and pleaded sufficient facts showing an asbestos-related injury as well as product identification specific as to each defendant. Based upon its experience to date, the Company does not believe that the outcome of the pending non-maritime and MARDOC asbestos cases will have a material adverse effect on its results of operations, cash flows or financial position.

In January 1994, General Cable entered into a settlement agreement with certain principal primary insurers concerning liability for the costs of defense, judgments and settlements, if any, in all of the asbestos litigation described above. Subject to the terms and conditions of the settlement agreement, the insurers are responsible for a substantial portion of the costs and expenses incurred in the defense or resolution of such litigation. Accordingly, based on
(i) the terms of the insurance settlement agreement; (ii) the relative costs and expenses incurred in the disposition of past asbestos cases; (iii) reserves established on the books of the Company which are believed to be reasonable; and
(iv) defenses available to the Company in the litigation, the Company believes that the resolution of the present asbestos litigation will not have a material adverse effect on its results of operations, cash flows or financial position. Liabilities incurred in connection with asbestos litigation are not covered by the American Premier indemnification.

On May 13, 1997, the Company notified the U.S. Consumer Product Safety Commission (CPSC) under Section 15(b) of the Consumer Product Safety Act that it had initiated a product recall of certain outdoor power center units manufactured at one of its facilities between April 7, 1997 and May 5, 1997 because of potential problems with the electrical insulation for such units. The Company filed certain follow-up reports with the CPSC as required by applicable regulations and filed a final report terminating administrative reporting as of September 30, 1997. As of that date, the Company had recovered or located the substantial majority of the units and was not aware of any claim or incident of personal injury or property damage involving the units. However, there can be no assurance that there will be no such claims or incidents.

General Cable is also involved in various routine legal proceedings and administrative actions. In the opinion of the Company's management, such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on its results of operations, cash flows or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None during the fourth quarter of 1997.

                                    PART II.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this Report, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations", are, or may be considered, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements (Cautionary Statements) include: price competition, particularly in certain segments of the building wire and cordset markets, and other competitive pressures; general economic conditions, particularly those affecting the non-residential construction industry; the Company's ability to retain key customers and distributors; the Company's ability to increase manufacturing capacity; the cost of raw materials, including copper; the level of growth in demand for products serving various segments of the communications markets; the Company's ability to introduce successfully new or enhanced products; the impact of qualified technological changes; the Company's ability to achieve productivity improvements; and the impact of changes in industry standards and the regulatory environment. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such Cautionary Statements.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

General Cable's common stock, $0.01 par value (Common Stock), commenced trading on the New York Stock Exchange (NYSE) on May 16, 1997, under the symbol "GCN". The following table sets forth the high and low daily sales prices for the Common Stock as reported on the NYSE for the period from May 16, 1997, when the Common Stock was first traded, to December 31, 1997:

                                                              Stock Price
                                                             ------------------
                                                              High       Low
                                                              ----       ---
       Second Quarter (commencing May 16)                   $26 1/4    $20 3/4
       Third Quarter                                        $36 1/4    $25 3/8
       Fourth Quarter                                       $39 1/8    $31 15/16

General Cable paid a $0.05 per share dividend in the fourth quarter of 1997 and intends to pays a $0.05 quarterly dividend in the future. The payment of dividends is subject to the discretion of the Board of Directors and the requirements of Delaware law and will depend upon general business conditions, the financial performance of the Company and other factors the Board of Directors may deem relevant. The Credit Facility contains certain provisions that restrict the ability of the Company to pay dividends or to repurchase its Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth in the following table for the years ended December 31, 1997, 1996, 1995 and the period June 9, 1994 to December 31, 1994 were derived from audited consolidated financial statements after the Acquisition. The selected financial data set forth in the following table for the periods including January 1, 1994 to June 8, 1994 and the year ended December 31, 1993 were derived from the audited consolidated financial statements of the Predecessor. As a result of the Acquisition, which was accounted for as a purchase, the Company's results of operations, cash flows and financial position for the periods after June 8, 1994 are not comparable to prior periods.

The pro forma statement of operations data give pro forma effect to the refinancing of the Company's debt under a new Credit Facility as if it had occurred on January 1, 1996. The pro forma financial adjustments are based upon available information and certain assumptions that the Company believes are reasonable. Such pro forma data are for informational purposes only and may not be indicative of the results of operations of the Company had the debt refinancing actually occurred on such date.

The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the consolidated financial statements of the Company and related notes thereto (in millions, except per share data). Certain reclassifications have been made to conform to current years presentation.


                                                           THE  COMPANY                                         PREDECESSOR
                                                 ------------------------------------------------------   -------------------------
                                                                                            JUNE 9         JANUARY 1
                                                        YEAR ENDED DECEMBER 31,         TO DECEMBER 31,    TO JUNE 8,
                                                    1997         1996         1995           1994            1994             1993
                                                    ----         ----         ----           ----            ----             ----
STATEMENT OF OPERATIONS DATA:
  Net sales                                        $1,134.5     $1,043.6     $1,061.3      $ 543.3           $355.0         $794.2
  Gross profit                                        225.4        188.3        138.7         73.4             44.2           97.7
  Operating income                                    104.5         78.5         44.5        20.3              1.1            2.3
  Interest expense, net                               (17.3)       (19.6)       (20.7)       (11.0)           (12.1)         (29.0)
  Earnings(loss) before income taxes                   87.2         58.9         23.8          9.3            (11.0)         (26.3)
  Loss from discontinued operations(1)                  --           --           --           --              --            (31.3)
  Income tax benefit (provision)                      (34.0)       (19.7)         1.5(2)      (6.5)             0.1             -
  Net income (loss)                                    53.2         39.2         25.3          2.8            (10.9)         (57.6)
  Earnings per common share (3)                   $    2.18    $    1.62    $    1.04       $ 0.12
  Earnings per common share -
     assuming dilution(3)                         $    2.16    $    1.62    $    1.04        $0.12
  Weighted average shares outstanding  (3)             24.4         24.3         24.3         24.3
  Weighted average shares outstanding -
    assuming dilution(3)                               24.6         24.3         24.3         24.3

PRO FORMA STATEMENT OF OPERATIONS DATA:
    Net income                                        $54.6        $42.5
    Earnings per common share (3)                     $2.24        $1.75
    Earnings per common share-
        assuming dilution (3)                         $2.22        $1.75


OTHER DATA:
  Average daily COMEX price per pound of
     copper cathode                                   $1.04     $   1.06     $   1.35      $  1.20           $ 0.91(4)      $ 0.85
  Capital expenditures                                $42.6     $   30.0     $   26.2      $   9.1           $  6.2         $ 11.7

                                                                      DECEMBER 31,                              DECEMBER 31,
                                                 ------------------------------------------------------    -----------------------
BALANCE SHEET DATA:                                     1997        1996         1995         1994                          1993
                                                        ----        ----         ----         ----                          ----

Working Capital                                      $225.9      $ 205.6      $ 234.4      $ 224.8                        $ 227.7
     Net assets of discontinued operations(1)           -              -            -            -                           48.4
     Total assets                                     563.7        513.6        535.6        518.7                          620.4
     Long-term debt                                   238.5        205.1        205.9        206.5                          293.4
     Dividends to shareholders                         43.8         55.1          -            -                              -
     Shareholders' equity                             122.4        107.4        122.9         97.6                          139.9

-----------------------------
Footnotes
(1) Represents the Predecessor's loss from operations and loss on the sale of the assets of its Marathon LeTourneau Company heavy equipment manufacturing subsidiary. The net assets sold are reflected as net assets of discontinued operations.
(2) At December 31, 1995, the Company recognized the full value of its net deferred tax assets; accordingly, goodwill recorded in the Acquisition was eliminated and the Company recognized a tax benefit of $1.7 million.
(3) Earnings per share was computed based on the weighted average common shares outstanding for each period, adjusted for a 121,250-for-1 stock split. Earnings per common share - assuming dilution were computed after giving effect to the dilutive effect of stock options.
(4)     The average daily COMEX price per pound for the full year 1994 was $1.07.

                                       16

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

General Cable's reported net sales are directly influenced by the price of copper. The price of copper has been subject to considerable volatility, with the daily selling price of copper cathode on the COMEX averaging $1.04 per pound in 1997, $1.06 per pound in 1996, and $1.35 per pound in 1995. However, as a result of a number of practices intended to match copper purchases with sales, General Cable's profitability has generally not been significantly affected by changes in copper prices. General Cable generally passes changes in copper prices along to its customers, although there are timing delays of varying lengths depending upon the type of product, competitive conditions and particular customer arrangements. General Cable does not engage in speculative metals trading or other speculative activities, nor does it engage in activities to hedge the underlying value of its copper inventory.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, statement of income data in millions of dollars and as a percentage of net sales.

                                                                       Year Ended December 31,
                                                    1997                     1996(1)                        1995(1)
                                           ---------------------- ---------------------------- --------------------
                                            Amount        %           Amount        %           Amount         %
Net Sales                                  $1,134.5    100.0%        $1,043.6    100.0%        $1,061.3     100.0%
Cost of sales                                 909.1     80.1            855.3     82.0            922.6      86.9
                                            -------   ------          -------   ------          -------    ------
Gross profit                                  225.4     19.9            188.3     18.0            138.7      13.1
Selling, general and
       administrative expenses                120.9     10.7            109.8     10.5             94.2       8.9
                                              -----   ------            -----   ------         --------    ------
Operating income                              104.5      9.2             78.5      7.5             44.5       4.2
Interest expense, net                         (17.3)    (1.5)           (19.6)    (1.9)           (20.7)     (2.0)
                                              -----  -------            -----   ------         --------    ------
Earnings before income taxes                   87.2      7.7             58.9      5.6             23.8       2.2
Income tax benefit (provision)                (34.0)    (3.0)           (19.7)    (1.9)             1.5       0.1
                                              -----  -------            -----   ------        ---------    ------
Net income                                    $53.2      4.7%          $ 39.2      3.8%         $  25.3       2.4%
                                              =====  =======           ======   ======          =======    ======

(1) Percentages do not add due to rounding.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

Net sales for 1997 increased $90.9 million, or 9%, to $1,134.5 million from 1996 net sales of $1,043.6 million. The increase reflects an increase of $40.3 million, or 11%, in the net sales of the Communications Group and an increase of $50.6 million, or 8%, in the net sales of the Electrical Group. Such amounts reflect a $0.02 decrease in the average monthly COMEX price per pound of copper in 1997 compared to 1996, which did not materially affect reported net sales.

The increase in Communications Group net sales was primarily attributable to higher sales volume of datacom products, partially offset by lower selling prices of certain high speed data cables in 1997. The growth in Electrical Group net sales was primarily due to more favorable building wire pricing and increased sales volume of building wire, portable cord and OEM cordsets products in 1997 compared to 1996.

Sales to General Cable's top 20 customers for 1997 were approximately 53% of total sales, and increased at the rate of 22% from 1996, when they were 47% of total sales. The increase resulted from further development of supply relationships with preferred customers who have a favorable combination of industry position, product mix, procurement practices and volume.

Gross profit increased $37.1 million, or 20%, to $225.4 million in 1997 from $188.3 million in 1996. General Cable's gross profit percentage was 19.9% in 1997 compared to 18.0% in 1996. On a copper-adjusted basis (to 1997), General Cable's gross profit percentage was 18.2% in 1996. The improvement in 1997 was primarily attributable to manufacturing cost reductions combined with favorable building wire pricing, partially offset by a decrease in pricing for certain high speed data cables.

The reduction in manufacturing costs in 1997 compared to 1996 primarily reflected (i) the carryover effects of production facilities rationalized in 1996; (ii) improvement in capacity utilization, including the conversion of certain facilities from five day to seven day per week continuous production schedules; (iii) product redesigns to reduce material costs; and (iv) capital investment and other improvements in manufacturing processes to improve materials usage, reduce waste, reduce labor and increase throughput.

Selling, general and administrative expenses increased $11.1 million, or 10%, to $120.9 million in 1997 from $109.8 million in 1996. The increase primarily reflected higher sales volume related expenses, such as transportation and commissions and higher advertising costs, as well as increased salaries for additional staffing to support sales growth and productivity improvement. Selling, general and administrative expenses as a percentage of sales were 10.7% in 1997, compared to 10.5% in 1996 and 10.6% in 1996 on a copper adjusted basis.

Net interest expense was $17.3 million in 1997 compared to $19.6 million in 1996. The reduction reflects the repayment of an $8.0 million related party note during 1996, and the impact of refinancing the remaining related party debt in May 1997 under a new credit facility at a lower effective interest rate.

The effective income tax rate for 1997 was 39% compared to 33% for 1996. The lower 1996 effective tax rate reflected the impact of certain tax return reconciliation adjustments.

PRO FORMA RESULTS

The following pro forma results give effect to the refinancing of related party debt as if it had occurred as of the beginning of the periods presented. The pro forma financial data are for informational purposes only and may not necessarily be indicative of the results of operations had the refinancing actually occurred on such date.

                                                                   Year Ended
                                                                  December 31,
                                                              -----------------------
                                                              1997              1996
         Pro forma net income (in millions)                   $54.6             $42.5
                                                              =====             =====

         Pro forma earnings per common share                  $2.24             $1.75
                                                              =====             =====

         Pro forma earnings per common share-
                  assuming dilution                           $2.22             $1.75
                                                              =====             =====

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

Net sales for 1996 decreased $17.7 million, or 2%, to $1,043.6 million in 1996 from 1995 net sales of $1,061.3 million. The decrease reflects a decrease of $36.1 million, or 5%, in the net sales of the Electrical Group, partially offset by an increase of $18.4 million, or 5%, in the net sales of the Communications Group. Such amounts reflect a $0.29 decrease in the weighted average monthly COMEX price per pound of copper in 1996, partially offset by increased volume and other factors as discussed in the following paragraph.

After adjusting 1995 net sales to reflect the $0.29 lower weighted average monthly COMEX price per pound of copper sold by the Company in 1996, net sales for 1996 represented an $80.6 million, or 8%, increase over 1995. The increase in copper-adjusted net sales reflected a 13% increase in the net sales of the Communications Group and a 6% increase in the net sales of the Electrical Group. The growth in Communications Group sales was primarily due to increased volume of sales of plastic insulated cable (PIC) to RBOCs and increased demand for high-bandwidth twisted pair data cables. The growth in Electrical Group sales reflected a 5% increase in copper-adjusted net sales of building wire primarily due to more favorable pricing as market conditions improved in the second half of 1996, and a 10% increase in copper-adjusted net sales of portable cord principally due to increased volume.

Gross profit increased $49.6 million, or 36%, to $188.3 million in 1996 from $138.7 million in 1995. General Cable's gross margin increased to 18.0% in 1996 from 13.1% in 1995. On a copper-adjusted basis (to 1996), the Company's gross margin was 14.4% in 1995. The improvement in 1996 was primarily attributable to manufacturing cost reductions and the increases in selling prices and sales volumes discussed above.

The reduction in manufacturing costs in 1996 reflected (i) continued rationalization of production facilities through the closing of two plants; (ii) improvement of capacity utilization at remaining facilities, including the conversion of four facilities from five day to seven day per week continuous production schedules; (iii) improved production efficiencies resulting from higher production levels; (iv) raw material cost reductions reflecting decreased prices for resins and other non-copper raw materials and product redesigns to lower material costs; and (v) capital investment and other improvements in manufacturing processes to improve materials usage, reduce waste, reduce labor and increase throughput.

Selling, general and administrative expenses increased $15.6 million, or 17%, to $109.8 million in 1996 from $94.2 million in 1995. Selling, general and administrative expenses as a percentage of sales were 11% in 1996, compared to 10% of copper-adjusted (to 1996) sales in 1995. The increase primarily reflected higher sales volume-related expenses such as transportation and higher salary and related expenses attributable to increases in staff to support the expansion of the Company's direct sales force and marketing function, the restructuring of its distribution processes and new product development efforts. In addition, expenses in 1996 included increases in incentive compensation and advertising expenses.

The Company incurred net interest expense of $19.6 million in 1996 compared to $20.7 million in 1995. The reduction in 1996 expense reflects the repayment of an $8.0 million related party note.

The provision for income taxes was $19.7 million in 1996 compared to a benefit of $1.5 million in 1995. Prior to 1995, General Cable recorded a full valuation allowance against its net deferred tax asset because of uncertainties as to the amount of taxable income that would be generated in future years. In 1995, the Company determined that it was more likely than not that future taxable income would be sufficient to enable General Cable to realize all of its deferred tax assets. In accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes", the reversal of the valuation allowance resulted in a $63.0 million reduction of goodwill and a deferred tax benefit of $1.7 million in 1995.

YEAR 2000

In the fourth quarter of 1997, General Cable completed a study to determine the cost of upgrading and modifying computer software for Year 2000 compliance and initiated the program to achieve Year 2000 compliance. The Company believes that these costs will not be material to General Cable and they will be expensed as incurred during 1998 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

In general, General Cable requires cash for working capital, capital expenditures, debt repayment, interest and taxes. General Cable's working capital requirements increase when it experiences strong incremental demand for products and/or significant copper price increases. Based upon historical experience and the expected availability of funds under the Credit Facility, the Company expects that its sources of liquidity will be sufficient to enable it to meet its cash requirements for working capital, capital expenditures, debt repayment, interest and taxes in 1998.

Cash flow provided by operating activities in 1997 was $54.1 million. This principally reflected net income before depreciation and deferred taxes of $72.5 million and an $11.3 million increase in accounts payable, accrued liabilities and other long-term liabilities, partially offset by a $26.9 million increase in accounts receivable and a $2.6 million increase in inventories. The increase in accounts receivable was due to the 18% growth in net sales in the fourth quarter of 1997 compared to the same period in 1996. The increase in inventory was due to the sales growth, substantially offset by an improvement in inventory turnover.

Cash flow used in investing activities was $39.4 million in 1997, principally reflecting $42.6 million of capital expenditures. Also included in cash flow from investing activities was $5.2 million from the sale of excess real property in 1997.

General Cable expended $42.6 million, $30.0 million and $26.2 million for capital projects during 1997, 1996 and 1995, respectively. Capital expenditures in 1997 consisted of projects to increase manufacturing productivity and to selectively add production capacity. Capital expenditures in 1996 consisted of projects to reduce product costs, increase capacity and modernize machinery and equipment.

Cash flow used in financing activities in 1997 was $12.4 million, primarily reflecting the repayment of intercompany and other debt and the payment of dividends totaling $43.8 million, of which $42.6 million was paid to Wassall in conjunction with the initial public offering of the Company in May 1997, partially offset by proceeds of borrowings under General Cable's Credit Facility. The initial borrowing of $268.0 million in May 1997 was reduced to $230.0 million at December 31, 1997.

In May 1997, as part of the initial public offering of common stock, General Cable entered into a new $350.0 million credit facility with The Chase Manhattan Bank as administrative agent, and a syndicate of banks (the Credit Facility). The Credit Facility consists of a five-year senior unsecured revolving credit and competitive advance facility in an aggregate principal amount of $350.0 million. Borrowings are guaranteed by General Cable's principal operating subsidiaries. General Cable made an initial borrowing of $268 million and used the proceeds of such borrowing to (i) repay all of its revolving bank debt, (ii) repay all intercompany debt and advances owed to Wassall and its subsidiaries;
(iii) pay $42.6 million as a dividend to Wassall; (iv) pay $2.0 million for the purchase of two related companies, Carol Cable Europe Ltd. and Carol Cable Ltd., from Wassall; and (v) pay expenses of the refinancing of $0.4 million.

The Credit Facility loans bear interest, at General Cable's option, at (i) a spread over LIBOR or (ii) the Alternate Base Rate, which is defined as the higher of (a) the Agent's Prime Rate, (b) the secondary market rate for certificates of deposit (adjusted for reserve requirements) plus 1% or (c) the Federal Funds Effective Rate.

In November 1997, General Cable entered into interest rate swap agreements with three banks which effectively fix interest rates for specific amounts borrowed under the Credit Facility as follows (dollars in millions):

                                                            Fixed
                                             Notional     Interest
           Period                             Amounts        Rate
    ------------------------------          ---------     --------
    November 1997 to November 1998             $180.0         5.9%
    November 1998 to November 1999              125.0         6.2%
    November 1999 to November 2000               75.0         6.2%
    November 2000 to November 2001               25.0         6.2%

A facility fee accrues on the full amount of the Credit Facility, regardless of usage. The facility fee ranges between 8.0 and 20.0 basis points per annum and the spread over LIBOR ranges between 17.0 and 42.5 basis points per annum. Both the facility fee and the spread over LIBOR are subject to periodic adjustment depending upon General Cable's Leverage Ratio.

The Credit Facility restricts certain corporate acts and contains required minimum financial ratios and other covenants. At December 31, 1997 the maximum dividend allowable under the most restrictive debt covenant was $0.20 per share per year.

ENVIRONMENTAL AND ASBESTOS-RELATED LITIGATION MATTERS

General Cable's expenditures for environmental compliance and remediation amounted to approximately $1.2 million, $1.0 million and $2.0 million in 1997, 1996 and 1995, respectively. In addition, subsidiaries of the Company have been named as PRPs in certain proceedings that involve environmental remediation. General Cable had accrued $6.1 million at December 31, 1997 for all environmental liabilities. In connection with Wassall PLC's acquisition of General Cable from American Premier Underwriters, American Premier has agreed to indemnify General Cable against certain environmental liabilities arising out of General Cable's or its predecessors' ownership or operation of properties and assets. While it is difficult to estimate future environmental liabilities, General Cable does not currently anticipate any material adverse effect on its results of operations, cash flows or financial position as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs.

General Cable's expenditures for asbestos litigation amounted to approximately $0.1 million, $0.6 million and $0.5 million in 1997, 1996 and 1995, respectively (before reimbursement of a substantial portion thereof under the settlement agreement), all of which were for defense costs. General Cable had accrued approximately $2.2 million for this litigation at December 31, 1997. General Cable has entered into a settlement agreement with certain principal primary insurers concerning liability for the costs of defense, judgments and settlements, if any, in the asbestos litigation. Subject to the terms and conditions of the settlement agreement, the insurers are responsible for a substantial portion of the costs and expenses incurred in the defense or resolution of such litigation. The Company does not believe that the outcome of the litigation will have a material adverse effect on its results of operations, cash flows or financial position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                                                   Page
                                                                   ----
Independent Auditors' Report                                       F-1

Consolidated Statements of Income For the Years Ended
       December 31, 1997, 1996 and 1995                            F-2

Consolidated Balance Sheets at December 31, 1997 and 1996          F-3

Consolidated Statements of Cash Flows For the Years Ended
       December 31, 1997, 1996 and 1995                            F-4

Notes to Consolidated Financial Statements                         F-5


"Selected Quarterly Financial Data" has been included in Note 19 to the Consolidated Financial Statements.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning the persons who served as executive officers of General Cable on March 2, 1998. All of the executive officers were elected to their current offices in March 1997.

                                                                        PRINCIPAL BUSINESS AFFILIATIONS
                                                                        -------------------------------
        NAME, AGE AND TITLE                                                  DURING PAST FIVE YEARS
        -------------------                                                  ----------------------
Gregory B. Kenny, 45                                        Mr. Kenny has served as Executive  Vice  President  and
Executive Vice President and Chief                          Chief  Operating  Officer of General  Cable since March
Operating Officer                                           1997.  From June 1994 to March 1997,  he was  Executive
                                                            Vice President of the subsidiary of General Cable which
                                                            was General Cable's immediate predecessor. From April
                                                            1992 until June 1994, he served as Senior Vice President
                                                            of the predecessor company.

Stephen Rabinowitz, 54                                      Mr.  Rabinowitz  has served as Chairman,  President and
Chairman, President and Chief Executive Officer             Chief  Executive  Officer of General  Cable since March
                                                            1997. From September 1994 until March 1997, he was
                                                            President and Chief Executive Officer of the predecessor
                                                            company. From March 1992 until August 1994, Mr.
                                                            Rabinowitz served as President and Group Executive for
                                                            AlliedSignal Friction Materials and President of
                                                            AlliedSignal Braking Systems Business. Mr. Rabinowitz is
                                                            also a director of JLG Industries, Inc.

Robert J. Siverd, 49                                        Mr.  Siverd has  served as  Executive  Vice  President,
Executive Vice President, General Counsel and Secretary     General  Counsel and  Secretary of General  Cable since
                                                            March 1997. From July 1994 until March 1997, he was
                                                            Executive Vice President, General Counsel and Secretary
                                                            of the predecessor company. From April 1992 until July
                                                            1994, he was Senior Vice President, General Counsel and
                                                            Secretary of the predecessor company.

Christopher F. Virgulak, 42                                 Mr.  Virgulak has served as Executive  Vice  President,
Executive Vice President, Chief Financial Officer and       Chief Financial  Officer and Treasurer of General Cable
Treasurer                                                   since March 1997.  From  October 1994 until March 1997,
                                                            he was Executive Vice President, Chief Financial Officer
                                                            and Treasurer of the predecessor company. From January
                                                            1993 until October 1994, he was Chief Financial Officer
                                                            of Wassall USA, Inc. From November 1990 until September
                                                            1992, he was Chief Financial Officer of Carol Cable
                                                            Company, Inc.

Except as set forth above, the information required in this Part (Item 10. Directors and Executive Officers of the Registrant), as well as the information called for by Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management; and Item 13. Certain Relationships and Related Transactions, is incorporated by reference to the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 1997.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a)   Documents filed as part of the Form 10-K:
            1.     Financial Statements are included in Part II, Item 8.

            2. Financial Statement Schedules filed herewith for 1997, 1996 and 1995:

                  II.    Valuation and Qualifying Accounts     S-1

                  All other schedules for which provisions are made in the applicable regulation of the Securities and Exchange Commission have been omitted as they are not applicable, not required, or the required information is included in the consolidated financial statements or notes thereto.

          3. Exhibits
EXHIBIT
NUMBER          DESCRIPTION
------          ------------

3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-22961) of the Company filed with the Securities and Exchange Commission on March 7, 1997, as amended (the "Initial S-1").
3.2 Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Initial S-1).
4.1             Specimen Common Stock Certificate (incorporated by reference to
                Exhibit 4.1 to the Initial S-1).
10.1 Credit Agreement between the Company, Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto ( incorporated by reference to Exhibit 10.2 to the Initial S-1).
10.2            General Cable Corporation 1998 Annual Incentive Plan.
10.3 General Cable Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Initial S-1).
10.4            General Cable Corporation 1997 Stock Incentive Plan, as amended.
10.5 Employment Agreement dated May 13, 1997, between Stephen Rabinowitz and the Company (incorporated by reference to Exhibit
                10.5 to the Initial S-1).
10.6 Amendment dated March 16, 1998 to Employment Agreement dated May 13, 1997, between Stephen Rabinowitz and the Company.
10.7            Employment Agreement dated May 13, 1997, between Gregory B.
                Kenny and the Company (incorporated by reference to Exhibit 10.6 to the Initial S-1).
10.8 Amendment dated March 16, 1998 to Employment Agreement dated May 13, 1997, between Gregory B. Kenny and the Company.
10.9            Employment Agreement dated May 13, 1997, between Christopher F.
                Virgulak and the Company (incorporated by reference to Exhibit
                10.7 to the Initial S-1).
10.10           Employment Agreement dated May 13, 1997, between Robert J.
                Siverd and the Company (incorporated by reference to Exhibit
                10.8 to the Initial S-1).

10.11 Change-in-Control Agreement dated May 13, 1997, between Stephen Rabinowitz and the Company (incorporated by reference to Exhibit
                10.9 to the Initial S-1).
10.12           Change-in-Control Agreement dated May 13, 1997, between Gregory
                B. Kenny and the Company (incorporated by reference to Exhibit
                10.10 to the Initial S-1).
10.13 Change-in-Control Agreement dated May 13, 1997, between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.11 to the Initial S-1).
10.14           Change-in-Control Agreement dated May 13, 1997, between Robert
                J. Siverd and the Company (incorporated by reference to Exhibit
                10.12 to the Initial S-1).
10.15 Form of Intercompany Agreement among Wassall PLC, Netherlands Cable B.V. and the Company (incorporated by reference to Exhibit
                10.14 to the Initial S-1).
10.16 Stock Purchase Agreement dated May 13, 1997, among Wassall PLC, General Cable Industries Inc. and the Company (incorporated by reference to Exhibit 10.15 to the Initial S-1).
21.1            List of Subsidiaries of General Cable.
23.1            Consent of Deloitte & Touche LLP.
27.1            Financial Data Schedule.

       (b)  Reports on Form 8-K
            None.

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     General Cable Corporation

       Signed:  March 18, 1998
                                     By:  /s/ STEPHEN RABINOWITZ
                                        ----------------------------------------
                                        Stephen Rabinowitz
                                        Chairman, President and Chief Executive
                                        Officer and Director

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       /s/ GREGORY B. KENNY               Executive Vice President,               March 18, 1998
           ----------------                 Chief Operating Officer and
          Gregory B. Kenny                  Director


       /s/ROBERT J. SIVERD                Executive Vice President, General       March 18, 1998
          ----------------                   Counsel and Secretary
          Robert J. Siverd

       /s/CHRISTOPHER F. VIRGULAK         Executive Vice President, Chief         March 18, 1998
          -----------------------            Financial Officer and Treasurer
          Christopher F. Virgulak            (Chief Accounting Officer)


       /s/GREGORY E. LAWTON               Director                                March 18, 1998
           ---------------------
          Gregory E. Lawton

       /s/JEFFREY NODDLE                  Director                                March 18, 1998
           ---------------------
          Jeffrey Noddle

       /s/ROBERT L. SMIALEK               Director                                March 18, 1998
           ---------------------
          Robert L. Smialek

       /s/JOHN E. WELSH                   Director                                March 18, 1998
           ---------------------
          John E. Welsh

                          INDEPENDENT AUDITORS' REPORT


       General Cable Corporation:

       We have audited the accompanying consolidated balance sheets of General Cable Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Cable Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


       DELOITTE & TOUCHE LLP
       Cincinnati, Ohio
       January 28, 1998

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                             Year Ended December 31,
                                                      ------------------------------------
                                                      1997          1996              1995
                                                      ----          ----             -----
Net sales                                           $ 1,134.5     $ 1,043.6     $ 1,061.3

Cost of sales                                           909.1         855.3         922.6
                                                    ---------     ---------     ---------
Gross profit                                            225.4         188.3         138.7
Selling, general and
   administrative expenses                              120.9         109.8          94.2
                                                    ---------     ---------     ---------

Operating income                                        104.5          78.5          44.5
                                                    ---------     ---------     ---------

Interest income (expense):
  Interest expense                                      (18.1)        (20.7)        (21.4)
  Interest income                                         0.8           1.1           0.7
                                                    ---------     ---------     ---------
                                                        (17.3)        (19.6)        (20.7)
                                                    ---------     ---------     ---------

Earnings before income taxes                             87.2          58.9          23.8

Income tax benefit (provision)                          (34.0)        (19.7)          1.5
                                                    ---------     ---------     ---------
Net income                                          $    53.2     $    39.2     $    25.3
                                                    =========     =========     =========
Earnings per common share                           $    2.18     $    1.62     $    1.04
                                                    =========     =========     =========

Weighted average common shares                           24.4          24.3          24.3
                                                    =========     =========     =========
Earnings per common share-assuming dilution         $    2.16     $    1.62     $    1.04
                                                    =========     =========     =========
Weighted average common shares-assuming dilution         24.6          24.3          24.3
                                                    =========     =========     =========


          See accompanying Notes to Consolidated Financial Statements.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

  ASSETS                                                            December 31,
  ------                                                          ----------------
                                                                  1997       1996
                                                                  ----       ----
Current Assets:
  Cash                                                           $  4.2    $  1.9
  Receivables, net                                                162.4     135.5
  Inventories                                                     163.6     161.0
  Deferred income taxes                                            20.9      23.7
  Prepaid expenses and other                                       10.7      13.6
                                                                 ------    ------
                   Total current assets                           361.8     335.7

Property, plant and equipment, net                                155.6     128.8
Deferred income taxes                                              29.2      31.8
Other non-current assets                                           17.1      17.3
                                                                 ------    ------
                   Total assets                                  $563.7    $513.6
                                                                 ======    ======

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------
Current Liabilities:
  Accounts payable                                               $ 80.5    $ 69.3
  Accrued liabilities                                              55.4      58.8
  Short-term debt                                                  --         2.0
                                                                 ------    ------
                   Total current liabilities                      135.9     130.1

Long-term debt                                                    238.5       9.3
Notes payable to related parties                                   --       195.8
Other liabilities                                                  66.9      71.0
                                                                 ------    ------
                   Total liabilities                              441.3     406.2
                                                                 ------    ------

Shareholders' Equity:
   Common stock, $0.01 par value:
     Issued and outstanding shares: 1997 - 24,515,426
       1996 - 24,250,000                                            0.2       0.2
   Additional paid-in capital                                      83.5      94.7
   Retained earnings                                               38.7      12.5
                                                                 ------    ------
                   Total shareholders' equity                     122.4     107.4
                                                                 ------    ------

                   Total liabilities and shareholders' equity    $563.7    $513.6
                                                                 ======    ======

          See accompanying Notes to Consolidated Financial Statements.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                       Year Ended December 31,
                                                       1997       1996      1995
Cash flows of operating activities:
  Net income                                          $ 53.2     $ 39.2    $ 25.3
  Adjustments to reconcile net income
     to net cash provided by operating activities:
      Depreciation and amortization                     13.9       12.1      12.9
      Deferred income taxes                              5.4        9.3      (1.7)
      Changes in operating assets and liabilities:
        (Increase) decrease  in receivables            (26.9)      12.1      (4.9)
        (Increase) decrease in inventories              (2.6)      17.6       9.1
        (Increase) decrease in other assets             (0.2)       2.1      (3.4)
        Increase (decrease) in accounts payable,
          accrued and other liabilities                 11.3      (11.6)    (16.1)
                                                      ------     ------    ------
           Net cash flows of operating activities       54.1       80.8      21.2
                                                      ------     ------    ------

Cash flows of investing activities:
   Capital expenditures                                (42.6)     (30.0)    (26.2)
   Proceeds from properties sold                         5.2       --        --
   Investment in joint venture                          --         (6.4)     --
   Other, net                                           (2.0)       0.9      (0.5)
                                                      ------     ------    ------
           Net cash flows of investing activities      (39.4)     (35.5)    (26.7)
                                                      ------     ------    ------

Cash flows of financing activities:
   Dividends paid                                      (43.8)     (55.1)     --
   Net borrowings of revolving credit facility         230.0       --        --
   Proceeds from related party notes payable            --          4.8       8.0
   Proceeds from other debt                             --          2.0      --
   Repayment of related party notes payable           (195.8)      (8.0)     --
   Repayment of short-term debt                         (2.0)      --        --
   Repayment of other long-term debt                    (0.8)      (0.8)     (0.7)
                                                      ------     ------    ------
           Net cash flows of financing activities      (12.4)     (57.1)      7.3
                                                      ------     ------    ------

Increase (decrease) in cash                              2.3      (11.8)      1.8
Cash - beginning of period                               1.9       13.7      11.9
                                                      ------     ------    ------
Cash - end of period                                  $  4.2     $  1.9    $ 13.7
                                                      ======     ======    ======

SUPPLEMENTAL INFORMATION
   Income taxes paid (refunded)                       $ 22.7     $ (1.1)   $  4.2
                                                      ======     ======    ======
   Interest paid                                      $ 16.7     $ 20.1    $ 21.3
                                                      ======     ======    ======

NONCASH ACTIVITIES
   Issuance of Restricted Stock                       $  5.6     $ --      $ --
                                                      ======     ======    ======

          See accompanying Notes to Consolidated Financial Statements.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  1.   GENERAL
       -------

 General Cable Corporation and subsidiaries (General Cable) are engaged in the development, design, manufacture, marketing and distribution of copper wire and cable products for the communications and electrical markets. As of December 31, 1997, General Cable operated 17 manufacturing facilities within the United States in addition to the corporate headquarters in Highland Heights, Kentucky.

 In June 1994, a subsidiary of Wassall PLC acquired all of the outstanding common stock of General Cable (the Acquisition). On May 20, 1997, Wassall completed an initial public offering of approximately 19,435,000 shares of General Cable common stock at a price of $21 per share. This included 2,535,000 shares purchased under the U.S. Underwriters' over-allotment option. On August 22, 1997, a secondary offering of 4,815,000 shares of common stock at a price of $31 per share was completed. These shares represented all of Wassall's remaining holdings of General Cable common stock. General Cable did not receive any proceeds from the sale of the shares of common stock in these offerings.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of General Cable Corporation and its wholly owned subsidiaries. Investment in joint ventures is accounted for under the equity method of accounting. Other non-current assets included investment in joint venture of $5.5 million and $6.4 million at December 31, 1997 and 1996, respectively. All transactions and balances among the consolidated companies have been eliminated. Certain reclassifications have been made to the prior year to conform to the current year's presentation.

REVENUE RECOGNITION Revenue is recognized when shipments are made to customers.

EARNINGS PER SHARE In the fourth quarter of 1997, General Cable implemented Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share", which was issued in February 1997. There was no effect of implementing this new accounting standard on previously reported earnings per share.

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

INVENTORIES Inventories are stated at the lower of cost or market value. General Cable values the copper component of its inventories using the last-in/first-out
(LIFO) method and values all remaining inventories using the first-in/first-out
(FIFO) method.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


GOODWILL Goodwill recorded in the Acquisition was amortized using the straight-line method over 40 years. In accordance with SFAS No. 109, "Accounting for Income Taxes", the recognition in 1995 of the tax benefits of acquired deductible temporary differences and carryforwards served to reduce goodwill to zero.

PROPERTY, PLANT AND EQUIPMENT Property, plant and equipment are stated at cost. Costs assigned to property, plant and equipment relating to the Acquisition were based on estimated fair values at that date. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. General Cable implemented SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," on January 1, 1996. SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. Management believes that amounts recorded as assets are recoverable through normal operations. The implementation of SFAS No. 121 did not have a material effect on the consolidated financial statements.

FAIR VALUE OF FINANCIAL INSTRUMENTS Financial instruments are defined as cash or contracts relating to the receipt, delivery or exchange of financial instruments. Except as otherwise noted, fair value approximates the carrying value of such instruments.

FORWARD PRICING AGREEMENTS FOR PURCHASES OF COPPER In the normal course of business, General Cable enters into forward pricing agreements for purchases of copper to match certain sales transactions. At December 31, 1997 and 1996, General Cable had $45.5 million and $16.9 million, respectively, of future copper purchases that were under forward pricing agreements. The fair market value of the forward pricing agreements was $39.3 million at December 31, 1997 and approximated the forward pricing agreement amount at December 31, 1996. General Cable expects to recover the cost of copper under these agreements as a result of firm sales price commitments with customers.

USE OF ESTIMATES The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONCENTRATION OF CREDIT RISK General Cable sells a broad range of products throughout the United States, Canada and Europe. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers, including members of buying groups, comprising General Cable's customer base. Ongoing credit evaluations of customers' financial condition are performed, and generally, no collateral is required. General Cable maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's estimates. General Cable has one customer that accounted for 10.4% of its net sales in 1996. Sales to a single customer did not exceed 10% in 1997 or 1995.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   DERIVATIVE FINANCIAL INSTRUMENTS Derivative financial instruments are utilized to reduce interest rate risk. General Cable does not hold or issue derivative financial instruments for trading purposes. General Cable has entered into interest rate swap agreements designed to hedge underlying debt obligations. Amounts to be paid or received under interest rate swap agreements are accrued as interest and are recognized over the life of the swap agreements as an adjustment to interest expense on the underlying debt obligation.

   STOCK-BASED COMPENSATION Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. General Cable has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

 3.    RECEIVABLES
       -----------
   Receivables are net of allowances of $7.3 million and $8.4 million at December 31, 1997 and 1996, respectively.

   4.  INVENTORIES
       -----------
   Inventories consisted of the following (in millions):

                                                     December 31,
                                                  --------------------
                                                  1997            1996
                                                  ----            ----
               Raw materials                    $ 20.7           $ 20.8
               Work-in-progress                   28.4             28.6
               Finished goods                    114.5            111.6
                                               -------          -------
                            Total               $163.6           $161.0
                                                ======           ======

   At December 31, 1997 and 1996, $70.7 million and $67.8 million, respectively, of inventories were valued using the LIFO method. Approximate replacement cost of inventories valued using the LIFO method totaled $59.3 million at December 31, 1997 and $76.2 million at December 31, 1996. A reduction in inventory quantities during 1996 and 1995 resulted in a liquidation of LIFO inventory quantities carried at a lower cost as compared with the cost of current purchases. The effect of this liquidation was to decrease cost of goods sold by $1.6 million and $0.2 million, for the years ended December 31, 1996 and 1995, respectively.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   5.  PROPERTY, PLANT AND EQUIPMENT
       -----------------------------

  Property, plant and equipment consisted of the following (in millions):

                                                                December 31,
                                                           --------------------
                                                           1997           1996

Land                                                       $  6.9        $  6.9
Buildings and leasehold improvements                         40.4          38.5
Machinery, equipment and office furnishings                 122.6          94.1
Construction in progress                                     28.5          18.1
                                                           ------        ------
   Total                                                    198.4         157.6
Less-Accumulated depreciation and
  amortization                                              (42.8)        (28.8)
                                                           ------        ------
       Total                                               $155.6        $128.8
                                                           ======        ======

Depreciation expense totaled $13.9 million, $12.1 million and $11.7 million for the years ended December 31, 1997, 1996 and 1995, respectively.

   6.  ACCRUED LIABILITIES
       -------------------

  Accrued liabilities consisted of the following (in millions):

                                                                December 31,
                                                             -------------------
                                                             1997           1996
Customer rebates                                             $ 9.7         $ 7.1
Payroll related accruals                                       9.6           9.4
Insurance claims and related expenses                          9.2          10.1
Accrued restructuring costs                                    9.2           6.4
Payable to related party                                      --             4.8
Other accrued liabilities                                     17.7          21.0
                                                             -----         -----
        Total                                                $55.4         $58.8
                                                             =====         =====

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   7.  RESTRUCTURING PLAN
       ------------------

  In connection with the Acquisition, accruals of approximately $46.5 million were established for restructuring activities related to the reduction of excess manufacturing and warehouse capacity and the reduction of excess administrative overhead costs. These costs principally represented employee separation costs and costs related to facility closings, including lease payments for closed facilities and other premise costs. Facilities closed include two manufacturing plants during 1996 and three manufacturing plants and one warehouse in 1995. The restructuring plan is expected to be completed during 1998. The total cost of these actions is expected to approximate the original estimate.

  Changes in accrued restructuring costs were as follows (in millions):

                                                          Facility
                                            Separation     Closing
                                              Costs         Costs          Total
                                             --------     --------        -------
Balance, December 31, 1994                    $15.6         $28.1         $43.7
   Utilization                                 (7.9)         (8.7)        (16.6)
                                              -----         -----         -----
Balance, December 31, 1995                      7.7          19.4          27.1
   Utilization                                 (4.7)         (9.1)        (13.8)
                                              -----         -----         -----
Balance, December 31, 1996                      3.0          10.3          13.3
   Utilization                                 (0.7)         (3.4)         (4.1)
                                              -----         -----         -----
Balance, December 31, 1997                    $ 2.3         $ 6.9         $ 9.2
                                              =====         =====         =====

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   8.  LONG-TERM DEBT
       --------------

  Long-term debt consisted of the following (in millions):

                                                               December 31,
                                                            ------------------
                                                            1997          1996
                                                            ----          ----
Revolving Credit Facility                                 $230.0            $ --
Other                                                        8.5               9.3
                                                          ------            ------
   Total                                                  $238.5            $  9.3
                                                          ======            ======

  In May 1997, General Cable entered into a credit facility with The Chase Manhattan Bank as administrative agent, and a syndicate of banks. The credit facility consists of a five-year senior unsecured revolving credit and competitive advance facility in an aggregate principal amount of $350 million which expires in May 2002. Initial borrowings of $268 million were used in part to repay the notes payable to Wassall and subsidiaries outstanding at the time of the initial public offering. At December 31, 1997, $230 million of revolving credit loans were outstanding, with a weighted average annual interest rate of 6.1% and such amount approximates fair market value.

  The Credit Facility loans bear interest, at General Cable's option, at (i) a spread over LIBOR or (ii) the Alternate Base Rate, which is defined as the higher of (a) the Agent's Prime Rate, (b) the secondary market rate for certificates of deposit (adjusted for reserve requirements) plus 1% or (c) the Federal Funds Effective Rate.

  A facility fee accrues on the full amount of the Credit Facility, regardless of usage. The facility fee ranges between 8.0 and 20.0 basis points per annum and the spread over LIBOR ranges between 17.0 and 42.5 basis points per annum. Both the facility fee and the spread over LIBOR are subject to periodic adjustment depending upon General Cable's Leverage Ratio as defined in the Credit Facility agreement.

  The Credit Facility restricts certain corporate acts and contains required minimum financial ratios and other covenants. At December 31, 1997 the maximum dividend allowable under the most restrictive debt covenant was $0.20 per share per year.

  Other long-term debt, primarily Industrial Revenue Bonds, had a weighted average annual interest rate of 5.1%. Maturities of such notes are as follows:
  1998-$0.7 million, 1999-$2.7 million, 2000-$0.1 million, 2001-$0.1 million,
  2002-$0.1 million and thereafter $4.8 million.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   9.  NOTES PAYABLE TO RELATED PARTIES

  At December 31, 1996 notes payable to related parties consisted of a $169.8 million, 9.98% subordinated note and a $26.0 million note payable bearing interest at prime plus 3/4% payable to Wassall.

  At December 31, 1996, the fair value of General Cable's notes payable to related parties was $220.3 million compared to the carrying value of $195.8 million. The fair value was estimated by discounting the future cash flows using an interest rate available to General Cable at that time.

  10.  INTEREST RATE SWAPS

  General Cable utilizes interest rate swaps to manage its interest rate exposure by fixing its interest rate on a portion of the Credit Facility. Under the agreements, General Cable will pay or receive amounts equal to the difference between the average fixed rate and the three month LIBOR rate.

  In November 1997, General Cable entered into interest rate swaps which effectively fix interest rates at an average rate of 6.0% for specific amounts borrowed under the Credit Facility as follows (dollars in millions):

                                                                                 Fixed
                                                           Notional            Interest
                      Period                               Amounts                Rate
         -----------------------------                     --------            --------
         November 1997 to November 1998                    $180.0                 5.9%
         November 1998 to November 1999                     125.0                 6.2%
         November 1999 to November 2000                      75.0                 6.2%
         November 2000 to November 2001                      25.0                 6.2%

  At December 31, 1997, the net unrealized loss on the interest rate swap transactions was $0.5 million, while the carrying value was zero.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  11.  INCOME TAXES

  The provision (benefit) for income taxes consisted of the following (in millions):

                                                      Year Ended December 31,
                                                  ------------------------------
                                                  1997         1996        1995
                                                  ----         ----        ----
Current tax expense:
      Federal                                     $24.1       $ 6.8        $--
      State                                         3.8         2.9         --
      Foreign                                       0.7         0.7          0.2
Deferred tax expense (benefit):
      Federal                                       4.3         8.4         (1.7)
      State                                         1.1         0.9         --
                                                  -----       -----        -----
                                                  $34.0       $19.7        $(1.5)
                                                  =====       =====        =====

  The reconciliation of reported income tax expense to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income is as follows (in millions):

                                                                       Year Ended December 31,
                                                                 --------------------------------
                                                                 1997         1996           1995
                                                                 ----         ----           ----
      Statutory federal income tax                              $30.5        $20.6         $  8.3
      State income tax-net of federal benefit                     3.2          1.7             -
      Valuation allowance change                                  -             -           (10.1)
      Other, net                                                  0.3         (2.6)           0.3
                                                              -------      -------        -------
                                                                $34.0        $19.7         $ (1.5)
                                                                =====        =====         ======

  The components of deferred tax assets and liabilities were as follows (in millions):

                                                                                 December 31,
                                                                              -------------------
                                                                              1997          1996
                                                                              ----          ----
           Deferred tax assets:
                Net operating loss carryforward                              $26.5         $27.4
                Pension and retiree benefits accruals                          7.6           7.9
                Asset and rationalization reserves                             6.1           7.8
                Inventory reserves                                             4.5           5.1
                Alternative minimum tax credit                                 4.7           4.7
                Other liabilities and reserves                                13.6          14.4
                                                                             -----        ------
                   Total deferred tax assets                                 $63.0         $67.3
                                                                             =====         =====
           Deferred tax liabilities:
                Depreciation and fixed assets                                $12.9         $11.8
                                                                             =====         =====
           Net deferred tax assets                                           $50.1         $55.5
                                                                             =====         =====

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 1994, a valuation allowance for the full amount of the net deferred tax asset was recorded because of pre-1994 losses and uncertainties as to the amount of taxable income that would be generated in future years. In 1995, management determined that it was more likely than not that future taxable income would be sufficient to enable General Cable to realize all of its deferred tax assets. Accordingly, the valuation allowance was eliminated in 1995. In accordance with SFAS No. 109, the recognition in 1995 of the tax benefits of acquired deductible temporary differences and carryforwards served to reduce goodwill to zero.

In accordance with the provisions of Internal Revenue Code Section 382, utilization of the Company's net operating loss carryforward is estimated to be limited to approximately $5.4 million per year. The net operating loss carryforward expires in varying amounts from 2007 through 2012. Because of the
Section 382 limitation, the portion of the Company's total net operating loss carryforward that may be utilized through expiration is estimated to be approximately $75.7 million. General Cable also has $4.7 million of alternative minimum tax (AMT) credit carryforwards that have no expiration date. The utilization of the AMT credit carryforwards is also subject to Section 382 limitations.

12.      PENSION PLANS
         -------------

General Cable provides retirement benefits through contributory and noncontributory pension plans for the majority of its regular full-time employees.

Pension expense under the defined contribution plans sponsored by General Cable equaled four percent of each eligible employee's covered compensation. In addition, General Cable sponsors employee savings plans under which General Cable may match a specified portion of contributions made by eligible employees.

Benefits provided under defined benefit pension plans sponsored by General Cable are generally based on years of service multiplied by a specific fixed dollar amount. Contributions to these pension plans are based on generally accepted actuarial methods which may differ from the methods used to determine pension expense. The amounts funded for any plan year are neither less than the minimum required under federal law nor more than the maximum amount deductible for federal income tax purposes.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   Net pension expense for plans included the following components (in millions):

                                                       Year Ended December 31,
                                                       -----------------------
                                                       1997      1996      1995
                                                       ----      ----      ----
Service cost                                          $ 1.4     $ 1.4     $ 1.1
Interest cost                                           6.3       6.0       6.1
Return on plan assets                                 (16.7)    (10.5)    (14.3)
Net amortization and deferral                           9.1       3.2       7.7
                                                      -----     -----     -----
      Net defined benefit pension expense               0.1       0.1       0.6
      Net defined contribution pension expense          2.2       2.1       2.3
                                                      -----     -----     -----
           Total pension expense                      $ 2.3     $ 2.2     $ 2.9
                                                      =====     =====     =====

   The table below sets forth the funded status of General Cable's defined benefit pension plans and the amounts recognized in General Cable's balance sheet at December 31, 1997 and 1996 related to those plans (in millions):

                                                              1997        1996
                                                            ------       -------
Actuarial present value of benefit obligation:
      Vested benefit obligation                               $(83.7)     $(75.9)
                                                              ======      ======
      Accumulated benefit obligation                          $(91.0)     $(82.7)
                                                              ======      ======
 Projected benefit obligation                                 $(92.1)     $(84.0)
 Plan assets at fair value                                      97.4        87.8
                                                              ------      ------
 Excess assets                                                  5.3         3.8
 Unrecognized net gain                                        (10.2)       (9.1)
 Unrecognized prior service cost
                                                                3.7         2.8
                                                              ------      ------
      Accrued pension liability                               $(1.2)      $(2.5)
                                                              ======      ======

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7% for the year ended December 31, 1997 and 7.5% for the years ended December 31, 1996 and 1995. The rate of compensation increase was 4.5% and the assumed long-term rate of return on plan assets was 9.5% for each period presented. Pension plan assets consist of equity securities and various fixed income investments.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.   POST-RETIREMENT BENEFITS OTHER THAN PENSIONS
      --------------------------------------------

General Cable has post-retirement benefit plans that provide medical and life insurance for certain retirees and eligible dependents. General Cable funds the plans as claims or insurance premiums are incurred. Net post-retirement benefit expense included the following components (in millions):

                                                               Year Ended
                                                               December 31,
                                                         -----------------------
                                                         1997     1996     1995
                                                         ----     ----     ----
Service cost                                           $ 0.4      $0.4     $ 0.3
Interest cost                                            1.1       1.1       1.1
                                                        ----      ----      ----
       Net post-retirement benefit expense              $1.5      $1.5      $1.4
                                                        ====      ====      ====

The funded status of the plans and amounts recognized in General Cable's balance sheet were as follows (in millions):

                                                                 December 31,
                                                                -----------------
                                                                1997         1996
                                                                ----         ----
Accumulated post-retirement benefit obligation:
      Retirees                                                $ (4.4)    $ (5.3)
      Fully eligible active plan participants                   (3.1)      (3.0)
      Other active plan participants                            (7.9)      (7.2)
      Unrecognized net loss                                      0.1       --
                                                               -----      -----
           Accrued post-retirement benefit liability          $(15.3)    $(15.5)
                                                               =====      =====

The discount rate used in determining the accumulated post-retirement benefit obligation was 7% for the year ended December 31, 1997 and 7.5% for the years ended December 31, 1996 and 1995. The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation was 9.5% decreasing gradually to 5.0% in year 2005 and thereafter. Increasing the assumed health care cost trend rate by 1% would result in an increase in the accumulated post-retirement benefit obligation of $1.3 million for 1997. The effect of this change would increase net post-retirement benefit expense by $0.2 million.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 14.    STOCK OPTIONS
        -------------

General Cable has a Stock Incentive Plan under which a maximum of 2,450,000 shares of Common Stock may be issued. Stock options are granted to employees at prices which are not less than the closing market price at the date of grant. All options granted during 1997 expire in ten years and vest and become fully exercisable at the end of three years of continued employment. General Cable applies APB Opinion 25 and related Interpretations in accounting for the plan. Accordingly, no compensation cost has been recognized for grants under the stock option plan. If compensation costs for General Cable's stock option plan had been determined based on the fair value at the grant dates for awards under this plan consistent with the method of SFAS No. 123 the pro forma net income would have been $52.0 million or $2.13 per common share and $2.11 per common share assuming dilution for 1997.

In determining the pro forma amounts above, the fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997: dividend yield of 0.6%; expected volatility of 37%; risk-free interest rates of 6%; and expected option lives of 6.5 years. The weighted average per share fair value of options granted was $10.22 in 1997. These pro forma amounts may not be representative of future disclosures because the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

A summary of options information for the year ended December 31, 1997 follows:

                                                                        Weighted-Average
                                                        Shares           Exercise Price
                                                        ------          -----------------
             Options granted                           1,143,350          $    21.03
             Options cancelled                           (44,000)         $    21.00
                                                      ----------
             Outstanding at end of year                1,099,350          $    21.03
                                                      ==========

Following the initial public offering in May 1997, 1.1 million options were granted to General Cable's executive officers and key employees at an exercise price of $21.00 per share. As of December 31, 1997, options outstanding have exercise prices between $21.00 and $35.50 and a weighted average remaining contractual life of 9.4 years. None of the outstanding options were exercisable at December 31, 1997.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 15.      SHAREHOLDERS' EQUITY

General Cable is authorized to issue 75 million shares of common stock and 25 million shares of preferred stock. Changes in shareholders' equity were as follows (in millions):

                                                   Additional
                                             Common  Paid In   Retained
                                              Stock  Capital   Earnings   Total
                                              -----  -------   --------   -----
December 31, 1994                            $  0.2  $ 94.7    $  2.7    $ 97.6
    Net income                                 --      --        25.3      25.3
                                             ------  ------    ------    ------
December 31, 1995                               0.2    94.7      28.0     122.9
    Net income                                 --      --        39.2      39.2
    Dividends                                  --      --       (55.1)    (55.1)
    Other                                      --      --         0.4       0.4
                                             ------  ------    ------    ------
December 31, 1996                               0.2    94.7      12.5     107.4
    Net income                                         --        53.2      53.2
    Dividends                                  --     (16.7)    (27.1)    (43.8)
    Issuance of restricted stock               --       5.6      --         5.6
    Other                                      --      (0.1)      0.1      --
                                             ------  ------    ------    ------
December 31, 1997                            $  0.2  $ 83.5    $ 38.7    $122.4
                                             ======  ======    ======    ======

Following consummation of the initial public offering, General Cable awarded 268,594 shares of restricted stock to executive officers and other key employees. The awards of restricted stock were made in settlement of obligations under existing long-term incentive arrangements. Restrictions on 149,547 shares expire on December 31, 1998, while restrictions on the remaining 119,047 shares expire in May 2000.

 16.     EARNINGS PER SHARE
         ------------------

A reconciliation of the numerator and denominator of earnings per common share to earnings per common share assuming dilution for the year ended December 31, 1997 is as follows (in millions):

                                                   Income        Shares    Per Share
                                                 (Numerator) (Denominator) Amount
                                                 ----------- ------------- ------
Earnings per common share                           $53.2        24.4      $2.18
Dilutive effect of stock options                     --           0.2
                                                    -----        ----
Earnings per common share-assuming
dilution                                            $53.2        24.6      $2.16
                                                    =====       =====      =====

Earnings per common share and earnings per common share assuming dilution for 1996 and 1995 were computed based on 24.3 million average shares outstanding. There were no dilutive securities outstanding in 1996 and 1995.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 17.      COMMITMENTS AND CONTINGENCIES
          -----------------------------

Certain present and former operating sites, or portions thereof, currently or previously owned or leased by current or former operating units of General Cable are the subject of investigations, monitoring or remediation under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or superfund), the Federal Resource Conservation and Recovery Act or comparable state statutes or agreements with the third parties. These proceedings are in various stages ranging from initial investigations to active settlement negotiations to implementation of the clean-up or remediation of sites.

Certain present and former operating units of General Cable have been named as potentially responsible parties (PRPs) at several off-site disposal sites under CERCLA or comparable state statutes in federal court proceedings. In each of these matters, the operating unit of General Cable is working with the governmental agencies involved and other PRPs to address environmental claims in a responsible and appropriate manner.

At December 31, 1997, General Cable had an accrued liability of approximately $6.1 million for various environmental related liabilities of which General Cable is aware. In connection with the Acquisition, American Premier Underwriter's Inc. agreed to indemnify General Cable against all environmental liabilities arising out of General Cable's or its predecessors' ownership or operation of the Indiana Steel & Wire Company and Marathon Manufacturing Holdings, Inc. businesses (which were divested by General Cable prior to the Acquisition), without limitation as to time or amount. American Premier also agreed to indemnify General Cable against 66 2/3% of all other environmental liabilities arising out of General Cable's or its predecessors' ownership or operation of other properties and assets in excess of $10 million but not in excess of $33 million which are identified during the seven year period ending June 2001. While it is difficult to estimate future environmental liabilities accurately, General Cable does not currently anticipate any material adverse impact on its results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.

In addition, subsidiaries of the Company have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by the Company. At December 31, 1997, General Cable had accrued approximately $2.2 million for these lawsuits. The Company does not believe that the outcome of the litigation will have a material adverse effect on its results of operations, cash flows or financial position.

General Cable has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. Future minimum rental payments required under noncancelable lease agreements at December 31, 1997 were as follows: 1998-$7.2 million, 1999-$6.3 million, 2000-$5.8 million, 2001-$3.6 million and 2002-$0.9 million. Rental expense recorded under operating leases was $6.7 million, $4.2 million and $3.8 million for the years ended December 31, 1997, 1996 and 1995, respectively.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 18.     RELATED PARTY TRANSACTIONS
         --------------------------

A subsidiary of Wassall charged General Cable a fee for management services of $0.9 million for the period January 1, 1997 to May 20, 1997, $1.6 million for 1996 and $1.4 million for 1995 which are included in selling, general and administrative expenses in the accompanying consolidated statements of income.

 19.    QUARTERLY OPERATING RESULTS (UNAUDITED)
        ---------------------------------------

The interim financial information is unaudited. In the opinion of management, the interim financial information reflects all adjustments necessary for a fair presentation of quarterly financial information. Quarterly results have been influenced by seasonal factors inherent in General Cable's businesses. The sum of the quarters earnings per share amounts may not add to full year earnings per share because each quarter is calculated independently. Summarized historical quarterly financial data for 1997 and 1996 are set forth below (in millions, except per share data):

                                 First        Second        Third        Fourth
                                 Quarter      Quarter       Quarter      Quarter
                                 -------      -------       -------      -------
1997
----
  Net sales                      $  251.0     $  292.2     $  306.1     $  285.2
  Gross profit                       48.8         55.0         61.7         59.9
  Net income                          8.6         12.0         17.3         15.3
  Earnings per share                 0.35         0.49         0.71         0.62
  Earnings per share-
     Assuming dilution               0.35         0.49         0.69         0.61

1996
-----
  Net sales                      $  258.0     $  270.7     $  272.2     $  242.7
  Gross profit                       36.0         47.6         55.7         49.0
  Net income                          2.5         10.0         15.2         11.5
  Earnings per share                 0.10         0.41         0.63         0.48
   Earnings per share-
      assuming dilution              0.10         0.41         0.63         0.48

                                                                     SCHEDULE II

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                         ACCOUNTS RECEIVABLE ALLOWANCES
                                  (IN MILLIONS)


                                                                            FOR THE YEARS
                                                                          ENDED DECEMBER 31,
                                                               ---------------------------------------
                                                               1997             1996              1995
                                                               ----             ----              ----
Accounts Receivable Allowances:
   Beginning balance                                           $ 8.4             $ 8.1           $10.7
       Provision                                                 1.3               1.3              .7
       Write-offs                                               (2.4)             (1.0)           (3.3)
                                                               -----             -----          ------
   Ending balance                                              $ 7.3             $ 8.4           $ 8.1
                                                               =====             =====           =====

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                                  EXHIBIT INDEX

EXHIBIT
NUMBER          DESCRIPTION

3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-22961) of the Company filed with the Securities and Exchange Commission on March 7, 1997, as amended (the Initial S-1).
3.2 Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Initial S-1).
4.1            Specimen Common Stock Certificate (incorporated by reference to
               Exhibit 4.1 to the Initial S-1).
10.1 Credit Agreement between the Company, Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto ( incorporated by reference to Exhibit 10.2 to the Initial S-1).
10.2           General Cable Corporation 1998 Annual Incentive Plan.
10.3 General Cable Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Initial S-1).
10.4           General Cable Corporation 1997 Stock Incentive Plan, as amended.
10.5 Employment Agreement dated May 13, 1997, between Stephen Rabinowitz and the Company (incorporated by reference to Exhibit
               10.5 to the Initial S-1).
10.6 Amendment dated March 16, 1998 to Employment Agreement dated May 13, 1997, between Stephen Rabinowitz and the Company.
10.7 Employment Agreement dated May 13, 1997, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.6 to the Initial S-1).
10.8 Amendment dated March 16, 1998 to Employment Agreement dated May 13, 1997, between Gregory B. Kenny and the Company.
10.9           Employment Agreement dated May 13, 1997, between Christopher F.
               Virgulak and the Company (incorporated by reference to Exhibit
               10.7 to the Initial S-1).
10.10 Employment Agreement dated May 13, 1997, between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.8 to the Initial S-1).
10.11 Change-in-Control Agreement dated May 13, 1997, between Stephen Rabinowitz and the Company (incorporated by reference to Exhibit
               10.9 to the Initial S-1).
10.12          Change-in-Control Agreement dated May 13, 1997, between Gregory
               B. Kenny and the Company (incorporated by reference to Exhibit
               10.10 to the Initial S-1).
10.13 Change-in-Control Agreement dated May 13, 1997, between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.11 to the Initial S-1).
10.14          Change-in-Control Agreement dated May 13, 1997, between Robert J.
               Siverd and the Company (incorporated by reference to Exhibit
               10.12 to the Initial S-1).
10.15 Form of Intercompany Agreement among Wassall PLC, Netherlands Cable B.V. and the Company (incorporated by reference to Exhibit
               10.14 to the Initial S-1).
10.16 Stock Purchase Agreement dated May 13, 1997, among Wassall PLC, General Cable Industries Inc. and the Company (incorporated by reference to Exhibit 10.15 to the Initial S-1).
21.1           List of Subsidiaries of General Cable.
23.1           Consent of Deloitte & Touche LLP.
27.1           Financial Data Schedule.