Form 10-Q
period 1998-03-31
GENERAL CABLE CORP /DE/
filed 1998-04-27
CIK 886035

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                    Outstanding at April 17, 1998
         -----                                    -----------------------------
Common Stock, $.01 Par Value                              24,533,593








--------------------------------------------------------------------------------
                                     PAGE 1

                            GENERAL CABLE CORPORATION

                            INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q

PART I - FINANCIAL INFORMATION                                            Page
                                                                          ----
Item   1.  Consolidated Financial Statements
             Statements of Income -
                 For the three months ended March 31, 1998 and 1997         3

             Balance Sheets -
                  March 31, 1998 and December 31, 1997                      4

             Statements of Cash Flows -
                  For the three months ended March 31, 1998 and 1997        5


             Notes to Consolidated Financial Statements                     6

Item   2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            8

PART II - OTHER INFORMATION

Item   6.  Exhibits and Reports on Form 8-K                                13




SIGNATURE                                                                  14

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                          Three Months Ended
                                                               March 31,
                                                               ---------
                                                         1998          1997
                                                         ----          ----

Net sales                                            $   278.6       $   251.0

Cost of sales                                            221.6           202.2
                                                       -------         -------

Gross profit                                              57.0            48.8

Selling, general and administrative expenses              31.3            29.6
                                                       -------         -------

Operating income                                          25.7            19.2
                                                       -------         -------

Interest income (expense):

   Interest expense                                       (3.8)           (5.1)
   Interest income                                         0.3             0.2
                                                       -------         -------
                                                          (3.5)           (4.9)
                                                       -------         -------

Earnings before income taxes                              22.2            14.3

Income tax provision                                      (8.7)           (5.7)
                                                       -------         -------

Net income                                           $    13.5       $     8.6
                                                     =========       =========


Earnings per common share                            $    0.55       $    0.35
                                                     =========       =========

Weighted average common shares                            24.5            24.3
                                                     =========       =========

Earnings per common share-assuming dilution          $    0.54       $    0.35
                                                     =========       =========

Weighted average common shares-assuming dilution          25.1            24.3
                                                     =========       =========



          See accompanying Notes to Consolidated Financial Statements.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                        March 31,   December 31,
ASSETS                                                      1998           1997
------                                                      ----           ----
Current Assets:                                       (unaudited)
     Cash                                                $  7.7          $  4.2
     Receivables, net                                     169.1           162.4
     Inventories                                          171.9           163.6
     Deferred income taxes                                 20.7            20.9
     Prepaid expenses and other                            11.9            10.7
                                                         ------          ------
        Total current assets                              381.3           361.8

Property, plant and equipment, net                        165.8           155.6
Deferred income taxes                                      28.8            29.2
Other non-current assets                                   16.7            17.1
                                                         ------          ------

        Total assets                                     $592.6          $563.7
                                                         ======          ======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
     Accounts payable                                    $ 82.2          $ 80.5
     Accrued liabilities                                   61.7            55.4
                                                         ------          ------
        Total current liabilities                         143.9           135.9

Long-term debt                                            248.3           238.5
Other liabilities                                          64.9            66.9
                                                         ------          ------
        Total liabilities                                 457.1           441.3
                                                         ------          ------

Shareholders' Equity:
     Common stock, $0.01 par value:
       Issued and outstanding shares:
         March 31, 1998 - 24,534,307
         December 31, 1997 - 24,515,426                     0.2             0.2
     Additional paid-in capital                            84.3            83.5
     Retained earnings                                     51.0            38.7
                                                         ------          ------
        Total shareholders' equity                        135.5           122.4
                                                         ------          ------

        Total liabilities and shareholders' equity       $592.6          $563.7
                                                         ======          ======

          See accompanying Notes to Consolidated Financial Statements.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                    Three Months Ended
                                                                         March 31,
                                                                 ---------------------------
                                                                 1998                   1997
                                                                 ----                   ----
Cash flows of operating activities:
     Net income                                                 $ 13.5               $  8.6
     Adjustments to reconcile net income
       to net cash provided by operating activities:
         Depreciation                                              4.1                  3.3
         Deferred income taxes                                     0.6                  0.7
         Changes in operating assets and liabilities:
              Increase in receivables                             (6.7)               (20.7)
              Increase in inventories                             (8.3)                (4.6)
              Increase in other assets                            (1.4)                (1.3)
              Increase (decrease) in accounts payable,
                accrued and other liabilities                      6.0                 (4.2)
                                                                ------               ------
                  Net cash flows of operating activities           7.8                (18.2)
                                                                ------               ------

Cash flows of investing activities:
      Capital expenditures                                       (14.5)                (4.0)
      Proceeds from the sale of property                           1.5                  --
      Other, net                                                   0.1                  0.2
                                                                ------               ------
                  Net cash flows of investing activities         (12.9)                (3.8)
                                                                ------               ------

Cash flows of financing activities:
      Dividends paid                                              (1.2)                 --
      Net borrowings of revolving credit facility                 10.0                  --
      Proceeds from issuance of other debt                         --                  23.2
      Repayment of other long-term debt                           (0.2)                (0.2)
                                                                ------               ------
                  Net cash flows of financing activities           8.6                 23.0
                                                                ------               ------

Increase in cash                                                   3.5                  1.0
Cash-beginning of period                                           4.2                  1.9
                                                                ------               ------
Cash-end of period                                              $  7.7               $  2.9
                                                                ======               ======

SUPPLEMENTAL INFORMATION
      Income taxes paid, net of refunds                         $  0.2               $  1.9
                                                                ======               ======
      Interest paid                                             $  3.0               $  0.1
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

BASIS OF PRESENTATION The accompanying unaudited consolidated financial statements of General Cable Corporation and Subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three months ended March 31, 1998 are not necessarily indicative of results that may be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 1998.

NEW STANDARDS In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130 was adopted during the first quarter of 1998. However, management believes the disclosure provisions of SFAS No. 130 are not material to its consolidated financial statements. General Cable will be required to adopt SFAS No. 131 during 1998. Adoption of SFAS No. 131 will not impact the reported results of operations or financial position of General Cable; however, General Cable is planning to disclose additional information related to the Electrical and Communications Groups when SFAS No. 131 is implemented.

2.         INVENTORIES

Inventories consisted of the following (in millions):

                                              March 31,            December 31,
                                                   1998                    1997
                                              ---------            ------------
             Raw materials                        $ 20.1                 $ 20.7
             Work-in-progress                       24.1                   28.4
             Finished goods                        127.7                  114.5
                                                  ------                 ------
               Total                              $171.9                 $163.6
                                                  ======                 ======

           At March 31, 1998 and December 31, 1997, $73.3 million and $70.7 million, respectively, of inventories were valued using the LIFO method. Approximate replacement cost of inventories valued using the LIFO method totaled $62.9 million at March 31, 1998 and $59.3 million at December 31, 1997. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are necessarily based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many variables beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.         SHAREHOLDERS' EQUITY

Changes in shareholders' equity were as follows (in millions):

                                                    Additional
                                          Common      Paid-In      Retained
                                           Stock      Capital      Earnings        Total
                                           -----      -------      --------        -----

Balance, December 31, 1997                $  0.2      $  83.5      $  38.7       $  122.4

      Net income                              --           --         13.5           13.5
      Dividends                               --           --         (1.2)          (1.2)
      Issuance of Restricted Stock            --          0.8           --            0.8
                                          ------      -------      -------       --------

Balance, March 31, 1998                   $  0.2      $  84.3      $  51.0       $  135.5
                                          ======      =======      =======       ========


4.        EARNINGS PER SHARE

A reconciliation of the numerator and denominator of earnings per common share to earnings per common share assuming dilution for the three months ended March 31, 1998 is as follows (in millions):

                                                      Income              Shares            Per Share
                                                   (Numerator)        (Denominator)           Amount
                                                   -----------        -------------           ------

Earnings per common share                            $13.5                 24.5               $0.55
                                                                                              =====
Dilutive effect of stock options                        --                  0.6
                                                     -----                 ----
Earnings per common share - assuming dilution        $13.5                 25.1               $0.54
                                                     =====                 ====               =====

Earnings per common share and earnings per common share assuming dilution for the three months ended March 31, 1997 were computed based upon 24.3 million average shares outstanding. There were no dilutive securities outstanding during the first quarter of 1997.

5.     SUBSEQUENT EVENT

On April 17, 1998, the Company's Board of Directors declared a 3-for-2 stock split in the form of a 50 percent stock dividend that will be distributed to shareholders of record as of April 28, 1998. The stock dividend will increase the number of shares of common stock outstanding to approximately 36.8 million shares.

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

All statements, other than statements of historical fact, included in this report, including the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations", are, or may be considered, forward-looking statements under Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Important factors that could cause results to differ materially from those discussed in the forward-looking statements (Cautionary Statements) include: price competition, particularly in certain segments of the building wire and cordset markets, and other competitive pressures; general economic conditions, particularly those affecting the non-residential construction industry; the Company's ability to retain key customers and distributors; the Company's ability to increase manufacturing capacity; the cost of raw materials, including copper; the level of growth in demand for products serving various segments of the communications markets; the Company's ability to introduce successfully new or enhanced products; the impact of qualified technological changes; the Company's ability to achieve productivity improvements; and the impact of changes in industry standards and the regulatory environment. All subsequent written and oral forward-looking statements attributable to the Company or persons acting for the Company are qualified in their entirety by the Cautionary Statements.

       General Cable's reported net sales are directly influenced by the price of copper. Copper prices have been volatile, with the copper cathode daily selling price on the COMEX averaging $1.11 per pound during the first quarter of 1997 and $0.78 per pound for the first quarter of 1998. However, as a result of a number of practices intended to match copper purchases with sales, the Company's overall profitability has not been significantly affected by changing copper prices. General Cable generally passes changes in copper prices along to its customers, although there are timing delays of varying lengths depending upon the type of product, competitive conditions and particular customer arrangements. General Cable does not engage in speculative metals trading or other speculative activities. Also, the Company does not engage in activities to hedge the underlying value of its copper inventory.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES

       General Cable generally experiences certain seasonal trends in sales and cash flow. Larger amounts of cash are generally required during the first and second quarters of the year to build inventories in anticipation of higher demand during the spring and summer, when construction activity increases. In general, receivables related to higher sales activity during the spring and summer are collected in the third and fourth quarters of the year.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1997

       General Cable continued to achieve improved results in earnings per share and return on net assets in the first quarter of 1998. Fully diluted earnings per share increased 54% to $0.54, up from $0.35 per share in the first quarter of 1997. Earnings increased significantly as a result of substantially higher sales volume and the results of the Company's continuing productivity improvement initiatives. In addition, return on net assets for the quarter of 14.7% was up 3.8 points over the same period in the prior year.

       Net sales increased 11% to $278.6 million for the first quarter of 1998, up from $251.0 million for the same period in 1997 despite a $0.33 decrease in the average monthly COMEX price per pound of copper in the three months ended March 31, 1998 compared to the same period in 1997.

       After adjusting the 1997 net sales to reflect the $0.33 lower average price per pound of copper in the first quarter of 1998, net sales were actually $54.6 million, or 24%, higher than the first quarter of 1997. The increase in copper-adjusted net sales reflected a 10% increase in the copper-adjusted net sales of Electrical products and a 55% increase in the copper-adjusted net sales of Communications products.

       The growth in Communications products was fueled by substantially higher sales of plastic insulated cable (PIC) to established regional bell operating company customers as well as the addition of a major new Local Exchange Carrier customer that General Cable did not serve in the first quarter of 1997. PIC sales through key distributor customers were also up substantially. In addition, copper-adjusted net sales of datacom products were up almost 40% with the largest increases coming in high performance enhanced category cables. The sales growth in Communication products continues to be driven by the ongoing proliferation of personal computers, and growth in Internet use, local and wide area networks, high speed modems and access lines, and advanced voice, data and video applications. The growth in Electrical products sales was primarily due to increased volume of building wire and portable cord in the first quarter of 1998 compared to the same period in 1997. Capitalizing on "The Power of One" strategy, General Cable continued to show excellent sales growth with key customers. Copper-adjusted net sales to our top 20 customers increased 48%, twice the overall copper-adjusted growth rate, reflecting General Cable's continuing ability to partner with customers for mutually beneficial growth in revenues and earnings.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES

       Despite substantial top-line growth, selling, general and administrative expenses increased only 6% to $31.3 million in the first quarter of 1998 from $29.6 million in the first quarter of 1997 primarily reflecting higher volume - related expenses such as transportation, and higher salary and related costs, primarily in engineering and supply chain management, to support the Company's sales growth. During the first quarter of 1998, we continued to leverage our sales growth as evidenced by the fact that selling, general and administrative expenses as a percentage of copper-adjusted net sales declined from 13.2% in the first quarter of 1997, to 11.2% in the first quarter of 1998.

       Operating profit increased 34% to $25.7 million in the first quarter of 1998 from $19.2 million in the first quarter of 1997. The substantial improvement in operating profit reflects the 24% increase in copper-adjusted sales, manufacturing cost reductions, including process improvements to reduce material costs, improved material usage, and capital investment to improve productivity and throughput, and selling, general and administrative expense productivity. These were partially offset by higher costs associated with temporarily purchasing PIC product from third parties at a cost in excess of General Cable's manufacturing cost to satisfy PIC demand in excess of present capacity, and slightly lower building wire pricing. General Cable brought additional PIC capacity on stream at its Bonham, Texas plant in mid-February 1998 and at its Lawrenceburg, Kentucky plant throughout the first quarter. Another major capacity addition is underway at Lawrenceburg for start-up by July, 1998. These capacity additions will reduce the adverse effect on operating margins of outsourcing PIC products through the balance of the year.

       Net interest expense was $3.5 million in the first quarter of 1998 compared to $4.9 million in the first quarter of 1997. The reduction reflects the impact of refinancing related party debt in May 1997 with borrowing under a new credit facility at a lower effective interest rate.

       The effective income tax rate for the first quarter of 1998 was 39% compared to approximately 40% for the first quarter of 1997.

PRO FORMA RESULTS

       The following pro forma results for the three months ended March 31, 1997 give effect to the refinancing of related party debt as if it had occurred as of the beginning of 1997. The pro forma financial data are for informational purposes only and may not necessarily be indicative of the results of operations had the refinancing actually occurred on such date.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                          Pro Forma

                                                1998         1997      %Increase
                                               -----        -----      ---------
     Pro forma net income                      $13.5        $ 9.5         42%
                                               =====        =====         ===

     Pro forma earnings per share              $0.55        $0.39         41%
                                               =====        =====         ===

     Pro forma earnings per share -
              assuming dilution                $0.54        $0.39         38%
                                               =====        =====         ===

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

     In general, General Cable requires cash for working capital, capital expenditures, debt repayment, interest and taxes. General Cable's working capital requirements increase when it experiences strong incremental demand for products and/or significant copper price increases.

     Cash flow provided by operating activities in the first three months of 1998 was $7.8 million. Net income before depreciation and deferred taxes of $18.2 million and a $6.0 million increase in accounts payable, accrued liabilities and other long-term liabilities were partially offset by a $1.4 million increase in other assets, a $6.7 million increase in accounts receivable and an $8.3 million increase in inventories. The increase in accounts receivable was due to the strong growth in sales in the last two months of the first quarter of 1998 compared to the last two months of the fourth quarter of 1997. The increase in inventory was due to a build of inventories in anticipation of increased seasonal demand in the second and third quarters of 1998. These increases were partially offset by an 8% improvement in inventory turnover as the efficiencies from the rollout of the Company's regional distribution centers continue to be realized.

     Cash flow used in investing activities was $12.9 million in the first three months of 1998, principally reflecting $14.5 million of capital expenditures, primarily focused on increased capacity and improved manufacturing productivity.

     Cash flow provided by financing activities in the first three months of 1998 was $8.6 million, primarily reflecting proceeds of borrowings of $10.0 million under General Cable's revolving credit line, partially offset by $1.2 million of dividends paid during the quarter.

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

     General Cable made an initial borrowing of $268.0 million and used the proceeds of such borrowing to (i) repay all of its revolving bank debt, (ii) repay all intercompany debt and advances owed to Wassall and its subsidiaries;
(iii) pay $42.6 million as a dividend to Wassall; (iv) pay $2.0 million for the purchase of two related companies, Carol Cable Europe Ltd. and Carol Cable Ltd., from Wassall; and (v) pay expenses of the refinancing of $0.4 million. Borrowings under the Credit Facility were $240.0 million at March 31, 1998.

     The Credit Facility loans bear interest, at General Cable's option, at (i) a spread over LIBOR or (ii) the Alternate Base Rate, which is defined as the higher of (a) the Agent's Prime Rate, (b) the secondary market rate for certificates of deposit (adjusted for reserve requirements) plus 1% or (c) the Federal Funds Effective Rate.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES

     In November 1997, General Cable entered into interest rate swap agreements with the three banks which effectively fix interest rates for specific amounts borrowed under the Credit Facility as follows (dollars in millions):

                                                                    Fixed
                                                    Notional        Interest
            Period                                  Amounts         Rate
            ------                                  -------         ----
            November 1997 to November 1998          $180.0           5.9%
            November 1998 to November 1999           125.0           6.2%
            November 1999 to November 2000            75.0           6.2%
            November 2000 to November 2001            25.0           6.2%

     A facility fee accrues on the full amount of the Credit Facility, regardless of usage. The facility fee ranges between 8.0 and 20.0 basis points per annum and the spread over LIBOR ranges between 17.0 and 42.5 basis points per annum. Both the facility fee and the spread over LIBOR are subject to periodic adjustment depending upon General Cable's Leverage Ratio. As a result of the Company's strong financial performance in 1997, both the facility fee and the spread over LIBOR were adjusted down effective March 31, 1998 to the minimum amount provided under the Credit Facility.

     The Credit Facility restricts certain corporate acts and contains required minimum financial ratios and other covenants. An amendment to the Credit Facility agreement dated April 17, 1998 eliminated the prior limitation of annual dividends to an aggregate maximum of $0.20 per share outstanding as of the immediately preceding fiscal year. However, aggregate annual dividends will still generally be restricted to 50% of the net income in the preceding fiscal year as stated in the original agreement.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 6.                Exhibits and Reports on Form 8-K

                       (a)   Exhibits

                               10.1 - Amendment dated April 17, 1998 to the
                       Credit Agreement dated May 14, 1997 between the Company, Chase Manhattan Bank, as Administrative Agent and the lenders

                               27.1 -  Financial Data Schedule

                       (b)  Reports on Form 8-K - None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              GENERAL CABLE CORPORATION

Signed: April 27, 1998                    By: s/CHRISTOPHER F. VIRGULAK
                                             --------------------------
                                               Christopher F. Virgulak
                                               Executive Vice President, Chief
                                                 Financial Officer and Treasurer