Form 10-Q
period 1998-06-30
GENERAL CABLE CORP /DE/
filed 1998-08-10
CIK 886035

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549



                                    FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  For the Quarterly Period Ended June 30, 1998
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

                                 (606) 572-8000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X     No
                                       -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                    Outstanding at July 24, 1998
         -----                                    ----------------------------
Common Stock, $.01 Par Value                              36,792,349



--------------------------------------------------------------------------------
                                     PAGE 1

                            GENERAL CABLE CORPORATION

                            INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q



PART I - FINANCIAL INFORMATION                                                                   Page
                                                                                                 ----
Item   1.  Consolidated Financial Statements
                   Statements of Income -
                       For the three and six months ended June 30, 1998 and 1997                  3

                   Balance Sheets -
                        June 30, 1998 and December 31, 1997                                       4

                   Statements of Cash Flows -
                        For the six months ended June 30, 1998 and 1997                           5


                   Notes to Consolidated Financial Statements                                     6


Item   2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                            9




PART II - OTHER INFORMATION

Item   4.     Results of Votes of Security Holders                                               15

Item   5.     Other Information                                                                  15

Item   6.     Exhibits and Reports on Form 8-K                                                   16




SIGNATURE                                                                                        17

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                    Three Months Ended                     Six Months Ended
                                                                          June 30,                             June 30,
                                                                 -------------------------              ---------------------
                                                                     1998           1997                 1998           1997
                                                                     ----           ----                 ----           ----

Net sales                                                          $306.7          $292.2               $585.3         $543.2

Cost of sales                                                       239.8           237.2                461.4          439.4
                                                                  -------         -------              -------        -------

Gross profit                                                         66.9            55.0                123.9          103.8

Selling, general and administrative expenses                         33.3            30.4                 64.6           60.0
                                                                 --------        --------             --------       --------

Operating income                                                     33.6            24.6                 59.3           43.8
                                                                 --------        --------             --------       --------

Interest income (expense):
   Interest expense                                                  (4.2)           (4.7)                (8.0)          (9.8)
   Interest income                                                    0.2             0.1                  0.5            0.3
                                                                ---------       ---------           ----------      ---------
                                                                     (4.0)           (4.6)                (7.5)          (9.5)
                                                                ---------       ---------           ----------      ---------

Earnings before income taxes                                         29.6            20.0                 51.8           34.3

Income tax provision                                                (11.5)           (8.0)               (20.2)         (13.7)
                                                                 ---------      ----------            ---------      ---------

Net income                                                        $  18.1        $   12.0              $  31.6        $  20.6
                                                                  =======        ========              =======        =======


Earnings per common share                                         $  0.49         $  0.33              $  0.86        $  0.56
                                                                  =======         =======              =======        =======

Weighted average common shares                                       36.8            36.6                 36.8           36.5
                                                                 ========        ========             ========       ========

Earnings per common share-assuming dilution                       $  0.48         $  0.33              $  0.84        $  0.56
                                                                  =======         =======              =======        =======

Weighted average common shares-assuming
     dilution                                                        37.7            36.6                 37.6           36.5
                                                                 ========        ========             ========       ========



          See accompanying Notes to Consolidated Financial Statements.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)


ASSETS                                                         June 30,               December 31,
------                                                            1998                       1997
                                                                  ----                       ----
Current Assets:                                             (unaudited)
     Cash                                                   $    10.6                    $    4.2
     Receivables, net                                           175.2                       162.4
     Inventories                                                183.3                       163.6
     Deferred income taxes                                       20.4                        20.9
     Prepaid expenses and other                                  11.0                        10.7
                                                             --------                     -------
        Total current assets                                    400.5                       361.8

Property, plant and equipment, net                              178.0                       155.6
Deferred income taxes                                            28.1                        29.2
Other non-current assets                                         17.4                        17.1
                                                             --------                     -------

        Total assets                                           $624.0                      $563.7
                                                               ======                      ======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                         $  91.2                     $  80.5
     Accrued liabilities                                         58.3                        55.4
                                                              -------                     -------
        Total current liabilities                               149.5                       135.9

Long-term debt                                                  258.1                       238.5
Other liabilities                                                64.1                        66.9
                                                             --------                    --------
        Total liabilities                                       471.7                       441.3
                                                              -------                     -------

Shareholders' Equity:
     Common stock, $0.01 par value:
       Issued and outstanding shares:
         June 30, 1998 - 36,801,524
         December 31, 1997 - 36,773,139                           0.4                         0.4
     Additional paid-in capital                                  84.2                        83.3
     Retained earnings                                           67.7                        38.7
                                                             --------                    --------
        Total shareholders' equity                              152.3                       122.4
                                                              -------                     -------

        Total liabilities and shareholders' equity             $624.0                      $563.7
                                                               ======                      ======

          See accompanying Notes to Consolidated Financial Statements.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                                              Six Months Ended
                                                                                                   June 30,
                                                                                        ---------------------------
                                                                                        1998                   1997
                                                                                        ----                   ----
Cash flows of operating activities:
     Net income                                                                          $31.6              $ 20.6
     Adjustments to reconcile net income
       to net cash provided by operating activities:
         Depreciation                                                                      8.6                 6.7
         Deferred income taxes                                                             1.6                 1.4
         Changes in operating assets and liabilities:
              Increase in receivables                                                    (12.8)              (39.8)
              Increase in inventories                                                    (19.7)               (8.8)
              (Increase) decrease in other assets                                         (1.1)                1.0
              Increase in accounts payable,
                accrued and other liabilities                                             11.2                14.9
                                                                                       -------              ------
                  Net cash flows of operating activities                                  19.4                (4.0)
                                                                                       -------              ------

Cash flows of investing activities:
      Capital expenditures                                                               (32.0)              (12.3)
      Proceeds from the sale of property                                                   1.6                 4.6
      Other, net                                                                           0.2                (1.9)
                                                                                       -------              ------
                  Net cash flows of investing activities                                 (30.2)               (9.6)
                                                                                       -------              ------

Cash flows of financing activities:
      Dividends paid                                                                      (2.4)              (42.6)
      Net borrowings of revolving credit facility                                         20.0               263.0
      Repayment of related party notes payable                                             -                (195.8)
      Repayment of short-term debt                                                         -                  (2.0)
      Repayment of other long-term debt                                                   (0.4)               (0.4)
                                                                                       -------              ------
                  Net cash flows of financing activities                                  17.2                22.2
                                                                                       -------              ------

Increase in cash                                                                           6.4                 8.6
Cash-beginning of period                                                                   4.2                 1.9
                                                                                       -------              ------
Cash-end of period                                                                       $10.6               $10.5
                                                                                       =======              ======

SUPPLEMENTAL INFORMATION
      Income taxes paid, net of refunds                                                  $13.0              $  9.2
                                                                                       =======              ======
      Interest paid                                                                     $  6.9              $  8.3
                                                                                       =======              ======
NONCASH ACTIVITIES
      Issuance of Restricted Stock                                                      $  0.8              $  5.6
                                                                                       =======              ======


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

BASIS OF PRESENTATION The accompanying unaudited consolidated financial statements of General Cable Corporation and Subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of results that may be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 1998.

NEW STANDARDS In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130 was adopted during the first quarter of 1998. However, management believes the disclosure provisions of SFAS No. 130 are not material to its consolidated financial statements. General Cable will be required to adopt SFAS No. 131 during 1998. Adoption of SFAS No. 131 will not impact the reported results of operations or financial position of General Cable. However, General Cable is planning to disclose additional information related to the Electrical and Communications Groups when SFAS No. 131 is implemented. During 1998 two additional standards have been issued, SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". General Cable will be required to adopt SFAS No. 132 during 1998 and believes that it will not impact the reported results of operations or financial position of the Company; however, additional disclosures may be required. General Cable will be required to adopt SFAS No. 133 no later than January 1, 2000. Management has not yet analyzed the impact of SFAS No. 133 on its consolidated financial statements.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.         INVENTORIES

Inventories consisted of the following (in millions):
                                                June 30,        December 31,
                                                  1998                  1997
                                                  ----                  ----
             Raw materials                      $ 20.1               $  20.7
             Work-in-progress                     26.4                  28.4
             Finished goods                      136.8                 114.5
                                               -------               -------
               Total                            $183.3                $163.6
                                                ======                ======

           General Cable values only the copper component of its inventories using the last-in/first-out (LIFO) method. At June 30, 1998 and December 31, 1997, $77.9 million and $70.7 million, respectively, of inventories were valued using the LIFO method. Approximate replacement cost of inventories valued using the LIFO method totaled $63.5 million at June 30, 1998 and $59.3 million at December 31, 1997. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are necessarily based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many variables beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

3.         SHAREHOLDERS' EQUITY

Changes in shareholders' equity were as follows (in millions):

                                                    Additional
                                          Common      Paid-In     Retained
                                           Stock      Capital     Earnings        Total
                                           -----      -------     --------        -----
Balance, December 31, 1997                $  0.4      $  83.3      $  38.7       $  122.4

      Net income                              --           --         31.6           31.6
      Dividends                               --           --         (2.4)          (2.4)
      Issuance of Restricted Stock            --          0.8           --            0.8
      Other                                   --          0.1         (0.2)          (0.1)
                                          ------      -------      -------       --------
Balance, June 30, 1998                    $  0.4      $  84.2      $  67.7       $  152.3
                                          ======      =======      =======       ========

On April 17, 1998, the Board of Directors approved a three-for-two stock split on the Company's Common Stock, effected in the form of a stock dividend paid on May 14, 1998 to shareholders of record on April 28, 1998. An amount equal to the par value of the common shares issued was transferred from additional paid-in capital to the common stock account. The effect of the stock split has been retroactively reflected as of December 31, 1997 in the Consolidated Balance Sheet and related footnotes. All references to number of shares and to per share information have been adjusted to reflect the stock split on a retroactive basis.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.        EARNINGS PER SHARE

A reconciliation of the numerator and denominator of earnings per common share to earnings per common share assuming dilution is as follows (in millions):

                                                                 Three Months Ended June 30,
                                          ---------------------------------------------------------------------------------
                                                          1998                                        1997
                                          -------------------------------------    ----------------------------------------
                                                                     Per Share                                     Per Share
                                          Income(1)     Shares(2)      Amount        Income(1)      Shares(2)        Amount
                                          ---------     ---------      ------        ---------      ---------        ------
Earnings per common share                  $18.1         36.8         $0.49            $12.0          36.6           $0.33
                                                                      =====                                          =====
Dilutive effect of stock options               -          0.9                             -              -
                                           -----         ----                          -----          ----
Earnings per common share-
   Assuming dilution                       $18.1         37.7         $0.48             $12.0         36.6           $0.33
                                           =====         ====         =====             =====         ====           =====


                                                                         Six Months Ended June 30,
                                          ---------------------------------------------------------------------------------
                                                          1998                                        1997
                                          -------------------------------------    ----------------------------------------
                                                                     Per Share                                     Per Share
                                          Income(1)     Shares(2)      Amount        Income(1)      Shares(2)        Amount
                                          ---------     ---------      ------        ---------      ---------        ------
Earnings per common share                  $31.6         36.8         $0.86           $20.6          36.5           $0.56
                                                                      =====                                         =====
Dilutive effect of stock options               -          0.8                             -             -
                                           -----         ----                         -----          ----
Earnings per common share-
   Assuming dilution                       $31.6         37.6         $0.84            $20.6         36.5           $0.56
                                           =====         ====         =====            =====         ====           =====


(1)     Numerator
(2)     Denominator

5.        SUBSEQUENT EVENT

On July 21, 1998 General Cable announced plans to close its Montoursville, PA cordset assembly plant. Operations at the plant will be phased out over the next nine to eighteen months, and will be replaced with production from a new manufacturing facility. The company believes the costs incurred related to the closure of the facility will not be material to its consolidated financial statements.

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

All statements, other than statements of historical fact, included in this report, including the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations", are, or may be considered, forward-looking statements under Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Important factors that could cause results to differ materially from those discussed in the forward-looking statements (Forward Statements) include: price competition, particularly in certain segments of the building wire and cordset markets, and other competitive pressures; general economic conditions, particularly those affecting the non-residential construction industry; the Company's ability to retain key customers and distributors; the Company's ability to increase manufacturing capacity; the cost of raw materials, including copper; the level of growth in demand for products serving various segments of the communications markets; the Company's ability to introduce successfully new or enhanced products; the impact of qualified technological changes; the Company's ability to achieve productivity improvements; and the impact of changes in industry standards and the regulatory environment. All subsequent written and oral forward-looking statements attributable to the Company or persons acting for the Company are qualified in their entirety by the Forward Statements.

       General Cable's reported net sales are directly influenced by the price of copper. Copper prices have been volatile, with the copper cathode daily selling price on the COMEX averaging $0.78 per pound during the second quarter and first six months of 1998, $1.14 per pound during the second quarter of 1997 and $1.13 per pound during the first six months of 1997. However, as a result of a number of practices intended to match copper purchases with sales, the Company's overall profitability has not been significantly affected by changing copper prices. General Cable generally passes changes in copper prices along to its customers, although there are timing delays of varying lengths depending upon the type of product, competitive conditions and particular customer arrangements. General Cable does not engage in speculative metals trading or other speculative activities. Also, the Company does not engage in activities to hedge the underlying value of its copper inventory.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997

       General Cable continued to achieve improved results in earnings per share in the second quarter of 1998. Fully diluted earnings per share increased 45% to $0.48, up from $0.33 per share in the second quarter of 1997. Earnings increased significantly as a result of substantially higher sales volume and the results of the Company's continuing productivity improvement initiatives.

       Net sales increased 5% to $306.7 million for the second quarter of 1998, up from $292.2 million for the same period in 1997 despite a $0.36 decrease in the average monthly COMEX price per pound of copper in the three months ended June 30, 1998 compared to the same period in 1997. After adjusting the 1997 net sales to reflect the $0.36 lower average price per pound of copper in the second quarter of 1998, net sales were actually $47.8 million, or 18%, higher than the first quarter of 1997. The increase in copper-adjusted net sales reflected a 13% increase in the copper-adjusted net sales of Electrical products and a 28% increase in the copper-adjusted net sales of Communications products.

       The growth in Communications products resulted from substantially higher sales of plastic insulated cable (PIC) to a broad base of Local Telephone Exchange Carrier customers. PIC sales through key distributor customers were also up about 35 percent. In addition, copper-adjusted net sales of data communications products rose almost 27%, with the largest increases coming in General Cable's high performing enhanced category cables. The sales growth in Communication products continues to be driven by the ongoing proliferation of personal computers, and growth in Internet use, local and wide area networks, high-speed modems and access lines, and advanced voice, data and video applications.

       The growth in Electrical products sales in the second quarter of 1998 compared to the same period in 1997 was primarily due to increased volume of building wire, driven by new customer wins primarily in the retail channel, and increased volume of industrial power and control products, consumer cordsets and automotive products.

       In support of the 18% copper-adjusted top-line growth, selling, general and administrative expenses increased 10% to $33.3 million in the second quarter of 1998 from $30.4 million in the second quarter of 1997 primarily reflecting higher volume - related expenses such as transportation, and higher salary and related costs, primarily in engineering and supply chain management, to support the Company's sales growth. During the second quarter of 1998, the Company continued to leverage its sales growth as evidenced by the fact that selling, general and administrative expenses as a percentage of copper-adjusted net sales declined from 11.7% in the second quarter of 1997, to 10.9% in the second quarter of 1998.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES


       Operating profit increased 37% to $33.6 million in the second quarter of 1998 from $24.6 million in the second quarter of 1997. The substantial improvement in operating profit reflects the 18% increase in copper-adjusted sales and productivity improvement led by manufacturing cost reductions. The manufacturing cost reductions are the result of process improvements to reduce material costs and usage, and improved throughput. These improvements in operating profit were partially offset by lower building wire pricing in the second quarter; the price premium over copper cost was down 8% versus last year. The price premiums improved substantially in June, up 7% from April and down only 3% versus prior year.

       Net interest expense was $4.0 million in the second quarter of 1998 compared to $4.6 million in the second quarter of 1997. The reduction reflects the impact of refinancing related party debt in May 1997 with borrowing under a new credit facility at a lower effective interest rate.

       The effective income tax rate for the second quarter of 1998 was 39% compared to approximately 40% for the second quarter of 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997

       General Cable's continued improvement in results during the first six months of 1998 included substantial growth in earnings per share, return on net assets and copper-adjusted net sales. Fully diluted earnings per share increased 50% to $0.84, up from $0.56 per share in the first six months of 1997. The significant improvement was fueled by substantially higher sales volume and continuing productivity improvement initiatives. In addition, return on net assets for the first six months of 1998 of 16.7% was up 4.4 points over the same period in the prior year.

       Net sales for the six months ended June 30, 1998 increased $42.1 million, or 8% to $585.3 million from net sales of $543.2 million for the same period in 1997 despite a $0.35 decrease in the average monthly COMEX price per pound of copper in the six months ended June 30, 1998 compared to the same period in 1997. After adjusting the net sales for the first six months of 1997 to reflect the $0.35 lower average monthly COMEX price per pound of copper in the first six months of 1998, net sales were $102.5 million, or 21% higher than the first six months of 1997. The increase in copper adjusted net sales reflects an 11% increase in the copper-adjusted net sales of Electrical products and 39% increase in the copper-adjusted net sales of Communications products.

       The 39% increase in Communications product sales was the result of significantly higher sales of PIC and datacom products. The PIC sales increases include sales to a broad base of Local Telephone Exchange Carrier customers. Sales growth of data communication products was primarily in high-performance, enhanced category cables. The growth in Electrical product sales resulted from increased volume of building wire products and to a lesser extent, increased volume in industrial power and control products, consumer cordset products, and products for the automotive aftermarket.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES


       Capitalizing on "The Power of One" strategy, General Cable continued to show excellent sales growth with key customers. Copper-adjusted net sales to the Company's top 20 customers increased 39%, nearly twice the overall copper-adjusted growth rate, reflecting General Cable's continuing ability to partner with customers for mutually beneficial growth in revenues and earnings.

       Despite substantial top-line growth, general and administrative expenses increased only $4.6 million, or 8% to $64.6 million in the first six months of 1998 from $60.0 million in the first six months of 1997. The increase reflected higher transportation costs and increased salaries for additional staffing to support sales growth. Selling, general and administrative expenses as a percentage of copper-adjusted net sales declined from 12.5% in the first six months of 1997, to 11.0% in the first six months of 1998 as the Company continued to leverage its sales growth.

       Operating profit increased 35% to $59.3 million in the first six months of 1998 from $43.8 million in the first six months of 1997. The significant improvement in operating profit reflects the 21% increase in copper-adjusted net sales, manufacturing cost reductions, and selling, general and administrative expense productivity. These were partially offset by lower building wire pricing and higher costs associated with temporarily purchasing PIC products from third parties at a cost in excess of General Cable's manufacturing cost to satisfy PIC demand in excess of capacity. General Cable brought PIC capacity on stream during the first quarter of 1998 and an additional PIC capacity expansion is underway at the Bonham, Texas plant for start-up during the second half of 1998. These capacity additions have reduced and will continue to reduce the adverse effect on operating margins of outsourcing PIC products.

       Net interest expense was $7.5 million in the first six months of 1998 compared to $9.5 million in the first six months of 1997. The reduction reflects the impact of refinancing the remaining related party debt in May, 1997 with borrowing under a new credit facility at a lower effective interest rate.

       The effective income tax rate for the six months ended June 30, 1998 was 39% compared to 40% for the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

       In general, General Cable requires cash for working capital, capital expenditures, debt repayment, interest and taxes. General Cable's working capital requirements increase when it experiences strong incremental demand for products and/or significant copper price increases.

       Cash flow provided by operating activities in the first six months of 1998 was $19.4 million. Net income before depreciation and deferred taxes of $41.8 million and an $11.2 million increase in accounts payable, accrued liabilities and other long-term liabilities were partially offset by a $1.1 million increase in other assets, a $12.8 million increase in accounts receivable and an $19.7 million increase in inventories. The increase in accounts receivable was due to the strong growth in sales in the last two months of the second quarter of 1998 compared to the last two months of the fourth quarter of 1997 partially offset by lower copper cost in 1998. The increase in inventory was due to a build of inventories in anticipation of increased seasonal demand in the third quarter of 1998.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES


       Cash flow used in investing activities was $30.2 million in the first six months of 1998, principally reflecting $32.0 million of capital expenditures, primarily focused on increased capacity and improved manufacturing productivity.

       Cash flow provided by financing activities in the first six months of 1998 was $17.2 million, primarily reflecting proceeds of borrowings of $20.0 million under General Cable's revolving credit line, partially offset by $2.4 million of dividends paid during the first six months.

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

       General Cable made an initial borrowing of $268.0 million and used the proceeds of such borrowing to (i) repay all of its revolving bank debt, (ii) repay all intercompany debt and advances owed to Wassall and its subsidiaries;
(iii) pay $42.6 million as a dividend to Wassall; (iv) pay $2.0 million for the purchase of two related companies, Carol Cable Europe Ltd. and Carol Cable Ltd., from Wassall; and (v) pay expenses of the refinancing of $0.4 million. Borrowings under the Credit Facility were $250.0 million at June 30, 1998.

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

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES


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

YEAR 2000

     In the fourth quarter of 1997, General Cable completed a study to determine the cost of upgrading and modifying computer software for Year 2000 compliance. The Company estimates that these costs will not exceed $2.0 million. The majority of the work necessary to upgrade to Year 2000 compliance will be completed by October 1998. In addition, the Company is communicating with third parties with whom it conducts business to determine the extent to which General Cable may be vulnerable if their systems are not Year 2000 compliant in a timely manner. Where practicable, the Company will assess and attempt to mitigate its risks with respect to the failure of these third parties to convert their systems. The effect, if any, on the Company's results of operations from the failure of third parties to be Year 2000 ready, is not reasonably estimable.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


ITEM 4.            RESULTS OF VOTES OF SECURITY HOLDERS

         General Cable's Annual Meeting of Shareholders was held on May 19, 1998. Proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934 and each of the following matters was voted upon and approved by the shareholders as indicated below. Of the 36,802,800 shares outstanding, 4,780,850 were not voted.

             (a)  Election of Directors:

                                                      For             Against
                                                      ---             -------
             Jeffrey Noddle                        31,904,355         117,595
             John E. Welsh, III                    31,904,910         117,040

         The following Directors are continuing in office after the date of the Annual Meeting: Gregory B. Kenny, Robert L. Smialek, Gregory E. Lawton and Stephen Rabinowitz.

                        (b) Ratification of appointment of Deloitte & Touche LLP
                  to audit the 1998 consolidated financial statements of General Cable. Votes for - 31,994,418; votes against- 6,982; and abstentions - 20,550.

                        (c) Approval of the General Cable Corporation 1997 Stock
                  Incentive Plan as amended. Votes for - 19,307,958; votes against - 12,663,915; and abstentions - 50,077.

                        (d) Approval of the General Cable Corporation 1998
                  Annual Incentive Plan. Votes for-28,203,859; votes against - 652,603; and abstentions - 55,986.

ITEM 5.          OTHER INFORMATION

         The Securities and Exchange Commission has made recent changes to the proxy rules in Regulation 14A under the Securities Exchange Act, including Rule 14a-5. General Cable is providing below certain information to shareholders concerning the procedures that will apply to the exercise of discretionary authority by management under proxies solicited by and granted to General Cable for the 1999 Annual Meeting of Shareholders.

       Under General Cable's Amended and Restated Bylaws, a proxy granted to General Cable's management relating to the 1999 Annual Meeting will give management discretionary authority to vote on any proposal properly placed before the shareholders unless a shareholder follows the advance notice procedure in the Bylaws. This procedure requires that written notice of the proposal must be given to the

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES

                       PART II - OTHER INFORMATION (CON'T)


Secretary of the Company at its headquarters address sixty (60) days before the Annual Meeting. The notice must include the following: (i) the names and business addresses of the proponent and all persons acting together in concert with the proponent; (ii) the names and addresses of the shareholder proponent and other persons identified in item (i) as shown on the books of General Cable;
(iii) the class and number of shares of General Cable beneficially owned by the proponent and the persons identified in item (i); (iv) a description of the stockholder proposal containing all material information about the proposal; and
(v) such other information as the Board of Directors reasonably determines is necessary or appropriate to enable the Board of Directors and stockholders of General Cable to consider the proposal. The Bylaw provision also provides that if the officer presiding at the Annual Meeting determines that the proposal was not made in accord with the Bylaw's procedures, the officer may disregard the proposal at the Annual Meeting.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

                    27.1 -  Financial Data Schedule

            (b)  Reports on Form 8-K - None

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                           GENERAL CABLE CORPORATION



Signed:  August 6, 1998                By: s/CHRISTOPHER F. VIRGULAK
                                          --------------------------
                                            Christopher F. Virgulak
                                            Executive Vice President, Chief
                                              Financial Officer and Treasurer