Form 10-Q
period 1998-09-30
GENERAL CABLE CORP /DE/
filed 1998-11-12
CIK 886035

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549



                                    FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                For the Quarterly Period Ended September 30, 1998
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

                                 (606) 572-8000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                 Outstanding at October 26, 1998
         -----                                 -------------------------------
Common Stock, $.01 Par Value                               36,816,173

                            GENERAL CABLE CORPORATION

                            INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q



PART I - FINANCIAL INFORMATION                                                                   Page
                                                                                                 ----
Item   1.  Consolidated Financial Statements
                   Statements of Income -
                       For the three and nine months ended September 30, 1998
                         and 1997                                                                 3

                   Balance Sheets -
                        September 30, 1998 and December 31, 1997                                  4

                   Statements of Cash Flows -
                        For the nine months ended September 30, 1998 and 1997                     5


                   Notes to Consolidated Financial Statements                                     6


Item   2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                            9




PART II - OTHER INFORMATION

Item   5.     Other Information                                                                  15

Item   6.     Exhibits and Reports on Form 8-K                                                   15




SIGNATURE                                                                                        16

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                     Three Months Ended               Nine Months Ended
                                                         September 30,                   September 30,
                                                    -----------------------         -----------------------
                                                      1998           1997            1998            1997
                                                    -------         -------         -------         -------

Net sales                                           $ 304.5         $ 306.1         $ 889.8         $ 849.3

Cost of sales                                         235.2           244.4           696.6           683.8
                                                    -------         -------         -------         -------

Gross profit                                           69.3            61.7           193.2           165.5

Selling, general and administrative expenses           29.6            29.6            94.2            89.6
                                                    -------         -------         -------         -------

Operating income                                       39.7            32.1            99.0            75.9
                                                    -------         -------         -------         -------

Interest income (expense):
   Interest expense                                    (4.2)           (4.4)          (12.2)          (14.2)
   Interest income                                      0.2             0.3             0.7             0.6
                                                    -------         -------         -------         -------
                                                       (4.0)           (4.1)          (11.5)          (13.6)
                                                    -------         -------         -------         -------

Earnings before income taxes                           35.7            28.0            87.5            62.3

Income tax provision                                  (13.6)          (10.7)          (33.8)          (24.4)
                                                    -------         -------         -------         -------

Net income                                          $  22.1         $  17.3         $  53.7         $  37.9
                                                    =======         =======         =======         =======


Earnings per common share                           $  0.60         $  0.47         $  1.46         $  1.04
                                                    =======         =======         =======         =======

Weighted average common shares                         36.8            36.8            36.8            36.6
                                                    =======         =======         =======         =======

Earnings per common share-assuming dilution         $  0.59         $  0.46         $  1.43         $  1.03
                                                    =======         =======         =======         =======

Weighted average common shares-assuming
     dilution                                          37.5            37.4            37.6            36.8
                                                    =======         =======         =======         =======



          See accompanying Notes to Consolidated Financial Statements.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)


ASSETS                                                                         September 30,               December 31,
------                                                                                 1998                       1997
                                                                               -------------               ------------
                                                                                 (unaudited)
Assets:
     Cash                                                                        $     5.6                    $    4.2
     Receivables, net                                                                181.8                       162.4
     Inventories                                                                     178.8                       163.6
     Deferred income taxes                                                            20.1                        20.9
     Prepaid expenses and other                                                       11.4                        10.7
                                                                                    ------                      ------
        Total current assets                                                         397.7                       361.8

Property, plant and equipment, net                                                   192.9                       155.6
Deferred income taxes                                                                 27.4                        29.2
Other non-current assets                                                              17.1                        17.1
                                                                                    ------                      ------

        Total assets                                                                $635.1                      $563.7
                                                                                    ======                      ======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities:
     Accounts payable                                                              $  87.5                     $  80.5
     Accrued liabilities                                                              59.8                        55.4
                                                                                   -------                     -------
        Total current liabilities                                                    147.3                       135.9

Long-term debt                                                                       253.5                       238.5
Other liabilities                                                                     61.6                        66.9
                                                                                    ------                      ------
        Total liabilities                                                            462.4                       441.3
                                                                                    ------                      ------

Shareholders' Equity:
     Common stock, $0.01 par value:
       Issued and outstanding shares:
         September 30, 1998 - 36,814,254
         December 31, 1997 - 36,773,139                                                0.4                         0.4
     Additional paid-in capital                                                       84.3                        83.3
     Retained earnings                                                                88.0                        38.7
                                                                                    ------                      ------
        Total shareholders' equity                                                   172.7                       122.4
                                                                                    ------                      ------

        Total liabilities and shareholders' equity                                  $635.1                      $563.7
                                                                                    ======                      ======

          See accompanying Notes to Consolidated Financial Statements.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                -----------------------
                                                                  1998            1997
                                                                -------         -------
Cash flows of operating activities:
     Net income                                                 $  53.7         $  37.9
     Adjustments to reconcile net income
       to net cash provided by operating activities:
         Depreciation                                              13.3            10.1
         Deferred income taxes                                      2.6             1.5
         Changes in operating assets and liabilities:
              Increase in receivables                             (19.4)          (51.2)
              (Increase) decrease in inventories                  (15.2)            0.8
              (Increase) decrease in other assets                  (3.0)            0.4
              Increase in accounts payable,
                accrued and other liabilities                       6.5            15.4
                                                                -------         -------
                  Net cash flows of operating activities           38.5            14.9
                                                                -------         -------

Cash flows of investing activities:
      Capital expenditures                                        (52.0)          (19.1)
      Proceeds from the sale of property                            3.5             4.9
      Other, net                                                    0.6            (2.1)
                                                                -------         -------
                  Net cash flows of investing activities          (47.9)          (16.3)
                                                                -------         -------

Cash flows of financing activities:
      Dividends paid                                               (4.2)          (42.6)
      Net borrowings of revolving credit facility                  15.6           248.0
      Repayment of related party notes payable                        -          (195.8)
      Repayment of short-term debt                                    -            (2.0)
      Repayment of other long-term debt                            (0.6)           (0.6)
                                                                -------         -------
                  Net cash flows of financing activities           10.8             7.0
                                                                -------         -------

Increase in cash                                                    1.4             5.6
Cash-beginning of period                                            4.2             1.9
                                                                -------         -------
Cash-end of period                                              $   5.6         $   7.5
                                                                =======         =======

SUPPLEMENTAL INFORMATION
      Income taxes paid, net of refunds                         $  22.6         $  14.1
                                                                =======         =======
      Interest paid                                             $   9.3         $  12.4
                                                                =======         =======
NONCASH ACTIVITIES
      Issuance of Restricted Stock                              $   1.0         $   5.6
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

           BASIS OF PRESENTATION The accompanying unaudited consolidated financial statements of General Cable Corporation and Subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of results that may be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 1998.

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

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.         INVENTORIES
           -----------

           Inventories consisted of the following (in millions):

                                                                                 September 30,              December 31,
                                                                                          1998                      1997
                                                                                        ------                    ------
             Raw materials                                                              $ 22.2                    $ 20.7
             Work-in-progress                                                             25.6                      28.4
             Finished goods                                                              131.0                     114.5
                                                                                        ------                    ------
               Total                                                                    $178.8                    $163.6
                                                                                        ======                    ======

           General Cable values only the copper component of its inventories using the last-in/first-out (LIFO) method. At September 30, 1998 and December 31, 1997, $73.6 million and $70.7 million, respectively, of inventories were valued using the LIFO method. Approximate replacement cost of inventories valued using the LIFO method totaled $58.9 million at September 30, 1998 and $59.3 million at December 31, 1997. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are necessarily based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many variables beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

3.         SHAREHOLDERS' EQUITY
           --------------------

           Changes in shareholders' equity were as follows (in millions):

                                                                        Additional
                                                       Common             Paid-In         Retained
                                                        Stock             Capital          Earnings         Total
                                                        -----             -------          --------         -----
       Balance, December 31, 1997                      $  0.4              $83.3           $ 38.7          $122.4

             Net income                                    -                   -             53.7            53.7
             Dividends                                     -                   -             (4.2)           (4.2)
             Issuance of Restricted Stock                  -                 1.0               -              1.0
             Other                                         -                  -              (0.2)           (0.2)
                                                       ------               -----          ------          ------
       Balance, September 30, 1998                     $  0.4               $84.3          $ 88.0          $172.7
                                                       ======               =====          ======          ======

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

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.        EARNINGS PER SHARE
          ------------------

       A reconciliation of the numerator and denominator of earnings per common share to earnings per common share assuming dilution is as follows (in millions):

                                                              Three Months Ended September 30,
                                          ---------------------------------------------------------------------------------
                                                          1998                                       1997
                                          ------------------------------------       --------------------------------------
                                                                     Per Share                                    Per Share
                                          Income(1)     Shares(2)     Amount         Income(1)      Shares(2)       Amount
                                          ---------     ---------     ------         ---------      ---------       ------
Earnings per common share                  $22.1         36.8         $0.60            $17.3          36.8          $0.47
                                                                      =====                                         =====
Dilutive effect of stock options               -          0.7                              -           0.6
                                           -----         ----                          -----          ----

Earnings per common share-
   Assuming dilution                       $22.1         37.5         $0.59            $17.3          37.4          $0.46
                                           =====         ====         =====            =====          ====          =====


                                                                Nine Months Ended September 30,
                                          ---------------------------------------------------------------------------------
                                                         1998                                        1997
                                          -----------------------------------       ---------------------------------------
                                                                    Per Share                                     Per Share
                                          Income(1)   Shares(2)      Amount         Income(1)      Shares(2)        Amount
                                          ---------   ---------      ------         ---------      ---------        ------

Earnings per common share                  $53.7         36.8         $1.46           $37.9          36.6           $1.04
Dilutive effect of stock options               -          0.8                             -           0.2
                                           -----         ----                         -----          ----
Earnings per common share-
   Assuming dilution                       $53.7         37.6         $1.43           $37.9          36.8           $1.03
                                           =====         ====         =====           =====          ====           =====


(1)     Numerator
(2)     Denominator

5.        SUBSEQUENT EVENT
          ----------------

       On October 1, 1998, General Cable announced it had entered an agreement in principle to acquire all the capital stock of Industria Venezolana de Cables Electricos, C.A. and related companies ("Cabel") from its shareholders. Cabel is a producer of electrical and communications wire and cable in Venezuela. Consummation of the transaction is subject to conditions, including negotiation and execution of definitive acquisition agreements, completion of due diligence and receipt of corporate and government approvals. It is intended that the transaction will close before the end of the year.

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

       General Cable's reported net sales are directly influenced by the price of copper. Copper prices have been volatile, with the copper cathode daily selling price on the COMEX averaging $0.75 per pound during the third quarter and $0.77 during the first nine months of 1998, $1.02 per pound during the third quarter of 1997 and $1.09 per pound during the first nine months of 1997. However, as a result of a number of practices intended to match copper purchases with sales, the Company's overall profitability has not been significantly affected by changing copper prices. General Cable generally passes changes in copper prices along to its customers, although there are timing delays of varying lengths depending upon the type of product, competitive conditions and particular customer arrangements. General Cable does not engage in speculative metals trading or other speculative activities. Also, the Company does not engage in activities to hedge the underlying value of its copper inventory.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES


       General Cable generally experiences certain seasonal trends in sales and cash flow. Larger amounts of cash are generally required during the first and third quarters of the year to build inventories in anticipation of higher demand during the spring and summer, when construction activity increases. In general, receivables related to higher sales activity during the spring and summer are collected in the third and fourth quarters of the year.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997

       General Cable continued to achieve record-setting results in earnings per share in the third quarter of 1998. Fully diluted earnings per share increased 28% to $0.59, the best quarterly earnings in the Company's history, up from $0.46 per share in the third quarter of 1997. Earnings increased significantly as a result of higher sales volume and the results of the Company's continuing productivity improvement initiatives.

       After adjusting 1997 net sales to reflect the $0.27 decrease in the average monthly Comex price per pound of copper in the third quarter of 1998, net sales increased 9% to $304.5 million, up from $278.6 million for the same period in 1997. The increase in copper-adjusted net sales reflected a 5% increase in the copper-adjusted net sales of Electrical products and a 16% increase in the copper-adjusted net sales of Communications products. Net sales on an as reported basis decreased from $306.1 million in the third quarter of 1997 to $304.5 million in the third quarter of 1998 reflecting the lower average price per pound of copper in the third quarter of 1998.

       The growth in Communications products resulted from higher sales of plastic insulated cable (PIC) to a broad base of Local Telephone Exchange Carrier and distribution customers which increased 19% on a copper-adjusted basis. The significant sales growth resulted in part from higher sales of PIC to commercial distributors, primarily Graybar and Power & Telephone Supply Company. Sales of telecommunications products to commercial distributors in the third quarter of 1998 were double the sales in the same period of 1997. In addition, copper-adjusted net sales of data communications products rose almost 12%, with the largest increases coming in General Cable's high performing enhanced category cables which increased almost 70% versus last year. Preferred customer partnering continued to prove to be an effective strategy with sales to the Company's largest data communications customer up 33% in the quarter compared to the same period last year. The ongoing proliferation of personal computers, growth in Internet use, expansion of local and wide area networks, high-speed modems and access lines, and advanced voice, data and video applications continue to drive sales growth in communications products.

       The growth in Electrical products sales in the third quarter of 1998 compared to the same period in 1997 was primarily due to increased volume of building wire, industrial power and control products, and consumer cordsets. Consumer cordset products were up 26% in the third quarter with increased sales to both TruServ and ACE Hardware. Cordset sales to The Home Depot also grew, primarily due to the success of General Cable's new line of Romex(R) Brand Contractor Tough(R) extension cords.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES


       Selling, general and administrative expenses were $29.6 million in both the third quarter of 1998 and 1997. The Company continued to leverage its sales growth as evidenced by the fact that selling, general and administrative expenses as a percentage of copper-adjusted net sales declined from 10.6% in the third quarter of 1997, to 9.7% in the third quarter of 1998.

       Operating profit increased 24% to $39.7 million in the third quarter of 1998 from $32.1 million in the third quarter of 1997. The substantial improvement in operating profit reflects the 9% increase in copper-adjusted sales, a reduction in costs associated with outsourcing less PIC cable in the third quarter of 1998 compared to the third quarter of 1997 and an 6.3% productivity improvement led by manufacturing cost reductions. The reduction in PIC cable outsourcing was achieved despite an increase of more than 21% in PIC cable sales volume by the timely, planned launch of new PIC cable production capacity throughout the first nine months of 1998. The manufacturing cost reductions are the result of process improvements to reduce material costs and usage, and improved throughput. These improvements in operating profit were partially offset by lower building wire pricing in the third quarter; the price premium over copper cost was down 8% versus last year.

       Net interest expense was $4.0 million in the third quarter of 1998 compared to $4.1 million in the third quarter of 1997.

       The effective income tax rate for the third quarter of 1998 was 38.1% compared to 38.2% for the third quarter of 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997

       General Cable's continued record-setting results during the first nine months of 1998 included substantial growth in earnings per share, return on net assets and copper-adjusted net sales. Fully diluted earnings per share increased 39% to $1.43, up from $1.03 per share in the first nine months of 1997. The significant improvement was fueled by substantially higher sales volume and continuing productivity improvement initiatives. In addition, return on net assets for the first nine months of 1998 of 18.4% was up 3.6 points over the same period in the prior year.

       Net sales for the nine months ended September 30, 1998 increased $40.5 million, or 5% to $889.8 million from net sales of $849.3 million for the same period in 1997 despite a $0.32 decrease in the average monthly COMEX price per pound of copper in the nine months ended September 30, 1998 compared to the same period in 1997. After adjusting the net sales for the first nine months of 1997 to reflect the $0.32 lower average monthly COMEX price per pound of copper in the first nine months of 1998, net sales were $128.2 million, or 17%, higher than the first nine months of 1997. The increase in copper-adjusted net sales reflects a 9% increase in the copper-adjusted net sales of Electrical products and 30% increase in the copper-adjusted net sales of Communications products.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES


       The 30% increase in Communications product sales was the result of significantly higher sales of PIC and datacom products. The PIC sales increases include sales to a broadening base of Local Telephone Exchange Carrier customers. PIC sales through key distribution customers were also up about 28%. Sales growth of data communication products was primarily in high-performance, enhanced category cables. The 9% growth in Electrical product sales resulted from increased volume of building wire products and to a lesser extent, increased volume in instrumentation cable, industrial power and control products, consumer cordset products, and products for the automotive aftermarket.

       General Cable continued to show excellent sales growth with key customers through "The Power of One" strategy. Copper-adjusted net sales to the Company's top 20 customers increased 31% through the first nine months of 1998, reflecting General Cable's continuing ability to partner with customers for mutually beneficial growth in revenues and earnings.

       Despite substantial top-line growth, selling, general and administrative expenses increased only $4.6 million, or 5% to $94.2 million in the first nine months of 1998 from $89.6 million in the first nine months of 1997. The increase reflected higher transportation costs related to higher volume, increased salaries for additional staffing to support sales growth and costs associated with year 2000 compliance. Selling, general and administrative expenses as a percentage of copper-adjusted net sales declined from 11.8% in the first nine months of 1997, to 10.6% in the first nine months of 1998 as the Company continued to leverage its sales growth.

       Operating profit increased 30% to $99.0 million in the first nine months of 1998 from $75.9 million in the first nine months of 1997. The significant improvement in operating profit reflects the 17% increase in copper-adjusted net sales, manufacturing productivity of 5.9%, and selling, general and administrative expense productivity. These were partially offset by lower building wire pricing and higher costs associated with temporarily purchasing PIC products from third parties at a cost in excess of General Cable's manufacturing cost to satisfy PIC demand in excess of capacity. General Cable brought PIC capacity on stream during the first quarter of 1998 and an additional PIC capacity expansion was completed at the Bonham, Texas plant in September 1998. These capacity additions have reduced and will continue to reduce the adverse effect on operating margins of outsourcing PIC products.

       Net interest expense was $11.5 million in the first nine months of 1998 compared to $13.6 million in the first nine months of 1997. The reduction reflects the impact of refinancing the remaining related party debt in May, 1997 with borrowing under a new credit facility at a lower effective interest rate.

       The effective income tax rate for the nine months ended September 30, 1998 was 38.6% compared to 39.2% for the nine months ended September 30, 1997 due to a lower state effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

       In general, General Cable requires cash for working capital, capital expenditures, debt repayment, interest and taxes. General Cable's working capital requirements increase when it experiences strong incremental demand for products and/or significant copper price increases.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES


       Cash flow provided by operating activities in the first nine months of 1998 was $38.5 million. Net income before depreciation and deferred taxes of $69.6 million and an $6.5 million increase in accounts payable, accrued liabilities and other long-term liabilities were partially offset by a $3.0 million increase in other assets, a $19.4 million increase in accounts receivable and an $15.2 million increase in inventories. The increase in accounts receivable was due to the strong growth in sales in the last two months of the third quarter of 1998 compared to the last two months of the fourth quarter of 1997 partially offset by lower copper cost in 1998. The 9% increase in inventory was due to the 17% sales growth experienced during 1998, and reveals a 10% improvement in inventory turnover.

       Cash flow used in investing activities was $47.9 million in the first nine months of 1998, principally reflecting $52.0 million of capital expenditures, primarily focused on increased capacity and improved manufacturing productivity, offset by $3.5 million from the proceeds of sale of other property.

       Cash flow provided by financing activities in the first nine months of 1998 was $10.8 million, primarily reflecting proceeds of borrowings of $15.6 million under General Cable's revolving credit line, partially offset by $4.2 million of dividends paid during the first nine months.

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

       General Cable made an initial borrowing of $268.0 million and used the proceeds of such borrowing to (i) repay all of its revolving bank debt, (ii) repay all intercompany debt and advances owed to Wassall and its subsidiaries;
(iii) pay $42.6 million as a dividend to Wassall; (iv) pay $2.0 million for the purchase of two related companies, Carol Cable Europe Ltd. and Carol Cable Ltd., from Wassall; and (v) pay expenses of the refinancing of $0.4 million. Borrowings under the Credit Facility were $245.6 million at September 30, 1998.

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

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES


       A facility fee accrues on the full amount of the Credit Facility, regardless of usage. The facility fee ranges between 8.0 and 20.0 basis points per annum and the spread over LIBOR ranges between 17.0 and 42.5 basis points per annum. Both the facility fee and the spread over LIBOR are subject to periodic adjustment depending upon General Cable's Leverage Ratio. As a result of the Company's continuing strong financial performance, both the facility fee and the spread over LIBOR were adjusted down effective March 31, 1998 to the minimum amount provided under the Credit Facility. The Credit Facility restricts certain corporate acts and contains required minimum financial ratios and other covenants.

YEAR 2000

        In the fourth quarter of 1997, General Cable completed a study to determine the cost of upgrading and modifying computer software for Year 2000 compliance. The Company estimates that these costs will not exceed $2.0 million. The majority of the work necessary to upgrade to Year 2000 compliance has been completed. In addition, the Company is communicating with third parties with whom it conducts business to determine the extent to which General Cable may be vulnerable if their systems are not Year 2000 compliant in a timely manner. Where practicable, the Company will assess and attempt to mitigate its risks with respect to the failure of these third parties to convert their systems. The effect, if any, on the Company's results of operations from the failure of third parties to be Year 2000 ready, is not reasonably estimable. Initial work will begin in the fourth quarter to develop a contingency plan to protect the business for Year 2000 related interruption. These plans are anticipated to be completed by the second quarter of 1999.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION
                           ---------------------------



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits

                   10.1 -  General Cable Corporation Stock Loan Incentive Plan

                   27.1 -  Financial Data Schedule

           (b) Reports on Form 8-K - None

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES






                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                              GENERAL CABLE CORPORATION



Signed:  November 9, 1998                 By: s/CHRISTOPHER F. VIRGULAK
                                             --------------------------
                                               Christopher F. Virgulak
                                               Executive Vice President, Chief
                                                 Financial Officer and Treasurer