Form 10-K405
period 1998-12-31
GENERAL CABLE CORP /DE/
filed 1999-03-23
CIK 886035

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998
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

                                 (606) 572-8000
              (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Title of Each Class                   Name of Each Exchange on which registered
-------------------                   -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and need not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

As of February 26, 1999, there were 37,017,795 shares of the Registrant's Common Stock outstanding. The aggregate market value of Common Stock held by non-affiliates was $686 million (based upon non-affiliate holdings of 36,445,429 shares and a market price of $18.81 per share).

DOCUMENTS INCORPORATED BY REFERENCE:

Proxy Statement for the 1999 Annual Meeting of Shareholders (portions of which are incorporated by reference in Part III hereof).



--------------------------------------------------------------------------------

                            GENERAL CABLE CORPORATION
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K


PART I                                                                Page
                                                                      ----

Item 1.    Business                                                     3
Item 2.    Properties                                                  11
Item 3.    Legal Proceedings                                           13
Item 4.    Submission of Matters to a Vote of Security Holders         14


PART II

Item 5.    Market for Registrant's Common Stock and Related
             Stockholder Matters                                       15
Item 6.    Selected Financial Data                                     15
Item 7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       17
Item 7A.   Quantitative and Qualitative Disclosures
             About Market Risk                                         23
Item 8.    Financial Statements and Supplementary Data                 24
Item 9.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                       24


PART III

Item 10.   Directors and Executive Officers of the Registrant          25
Item 11.   Executive Compensation                                      26
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management                                                26
Item 13.   Certain Relationships and Related Transactions              26


PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports
              On Form 8-K                                              27


Signatures                                                             29

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

In May and August 1997, Wassall consummated public offerings for the sale of all of its interest in General Cable's common stock. General Cable has operated as an independent public company since completion of the offerings.

The principal markets, products, distribution channels and end-users of each of General Cable's eight product categories are summarized below:

-------------------------- ------------------------ ------------------------- ----------------------- -------------------------

                                                                                  PRINCIPAL
  PRODUCT CATEGORY         PRINCIPAL MARKETS        PRINCIPAL PRODUCTS          DISTRIBUTION          PRINCIPAL END-USERS
                                                                                  CHANNELS
-------------------------- ------------------------ ------------------------- ----------------------- -------------------------
COMMUNICATIONS GROUP:
-------------------------- ------------------------ ------------------------- ----------------------- -------------------------
Outside Voice and Data     Telecom Local Loop       PIC; Outside Service      Direct;Distributors     Telecommunications
                                                    Wire                                              System Operators
-------------------------- ------------------------ ------------------------- ----------------------- -------------------------
Datacom                    Computer Networking      Multi-Conductor/          Distributors;           Contractors;  Original
                           And Multimedia           Multi-Pair; Fiber         Direct                  Equipment Manufacturers
                           Applications             Optic Cable                                       ("OEMs"); Systems
                                                                                                      Integrators
-------------------------- ------------------------ ------------------------- ----------------------- -------------------------
Industrial                 Building Management;     Multi-Conductor;          Distributors;           Contractors;
Instrumentation and        Entertainment;           Coaxial Cable; Sound,     Retailers; Direct       Consumers;
Control                    Equipment Control        Security/Fire Alarm                               Industrial
-------------------------- ------------------------ ------------------------- ----------------------- -------------------------
Communication              Telecommunication;       Cable Harness;            Direct                  Communications and
Assemblies                 Industrial               Connector Cables                                  Industrial
                           Equipment;                                                                 Equipment
                           Medical Equipment                                                          Manufacturers
-------------------------- ------------------------ ------------------------- ----------------------- -------------------------

-------------------------- ------------------------ ------------------------- ----------------------- -------------------------
ELECTRICAL GROUP:
-------------------------- ------------------------ ------------------------- ----------------------- -------------------------
Building Wire              Non-Residential and      THHN; Romex(R);           Distributors;           Contractors; Consumers
                           Residential              Aluminum; Armored         Retailers
                           Construction             Products
-------------------------- ------------------------ ------------------------- ----------------------- -------------------------
Portable Cord              Industrial Power         Rubber and Plastic-       Distributors;           Industrial; Consumers;
                           and                      Jacketed Wire and         Retailers;              Contractors; OEMs
                           Control                  Cable                     Direct
-------------------------- ------------------------ ------------------------- ----------------------- -------------------------
Cordset and Power          DIY; Construction;       Consumer Cordsets;        Retailers; Direct;      Consumers; Contractors;
Assemblies                 Industrial Equipment     OEM Cordsets;             Distributors            OEMs
                                                    Assemblies
-------------------------- ------------------------ ------------------------- ----------------------- -------------------------
Automotive                 Automotive               Ignition Wire Sets;       Retailers;              Consumers
                           Aftermarket              Booster Cables            Distributors
-------------------------- ------------------------ ------------------------- ----------------------- -------------------------

The following table sets forth summarized financial information by reportable segment for the years ended December 31 (in millions):

                                                           1998          1997           1996
                                                       ----------     ----------     ----------
             Net sales:
                  Communications                       $    460.1     $    415.9     $    375.6
                  Electrical                                690.4          718.6          668.0
                                                       ----------     ----------     ----------
                                                       $  1,150.5     $  1,134.5     $  1,043.6
                                                       ==========     ==========     ==========
               Operating income:
                  Communications                       $     74.0     $     53.0     $     47.8
                  Electrical                                 55.6           51.5           30.7
                                                       ----------     ----------     ----------
                                                       $    129.6     $    104.5     $     78.5
                                                       ==========     ==========     ==========

COMMUNICATIONS GROUP

The Communications Group manufactures and sells wire and cable products for voice, data and video transmission applications (Outside Voice and Data Products), multi-conductor/multi-pair cables used for computer and telephone interconnections in telephone company central offices and customer premises (Datacom Products) and specialty products for use in machinery and instrument interconnection, audio, computer, security and other applications (Industrial Instrumentation and Control Products), and harnesses and assemblies for telecommunications equipment manufacturers, industrial equipment manufacturers and medical equipment manufacturers (OEM Products).

Outside Voice and Data Products

General Cable's principal Outside Voice and Data Products are plastic insulated cable (PIC) and outside service wire. PIC is short haul trunk, feeder or distribution cable from a telephone company central office to the subscriber premises. It consists of multiple paired conductors (ranging from 2 pairs to 4,200 pairs) and various types of sheathing, water-proofing, foil wraps and metal jacketing. Outside service wire is used to connect telephone subscriber premises to curbside distribution cable.

General Cable sells its Outside Voice and Data Products primarily to telecommunications system operators through its direct sales force under supply contracts of varying lengths, and also to telecommunications distributors. In 1996, approximately 10.4% of the Company's net sales were generated by sales of Outside Voice and Data and (to a lesser extent) Datacom products to its largest customer, US West, pursuant to a ten-year supply agreement that took effect on November 1, 1994. The agreement does not guarantee a minimum level of sales. Product prices are subject to periodic adjustment based upon changes in the cost of copper and other factors. The agreement is terminable by US West prior to its scheduled expiration date if the Company does not meet certain performance criteria.

In 1996, 1997 and 1998, sales of Outside Voice and Data Products accounted for approximately 24%, 22% and 24%, respectively, of the Company's net sales.

Datacom Products

The Company's Datacom Products are high-bandwidth twisted pair copper and fiber optic cable for the customer premises, local area networks, central office and OEM telecommunications equipment markets. Customer premises products are used for wiring at subscriber premises, and include computer, riser rated and plenum rated wire and cable. Riser cable runs between floors and plenum cable runs in air spaces, primarily above ceilings in non-residential structures. Local area network cables run between computers along horizontal race ways and in backbones between servers. Central office products interconnect components within central office switching systems and public branch exchanges. General Cable sells Datacom Products primarily through distributors and agents under the General Cable(R) brand name. In 1996, 1997 and 1998, sales of Datacom Products accounted for approximately 10%, 11% and 11%, respectively, of the Company's net sales.

In December 1996, subsidiaries of the Company and SpecTran Corporation (SpecTran) formed General Photonics LLC (General Photonics), an equally-owned joint venture, for the design, development, manufacture and marketing of communications-grade fiber optic cable for the customer premises market in the United States, Canada and Mexico. SpecTran is a developer, manufacturer and marketer of glass optical fiber and specialty value-added fiber optic components and assemblies. Under the joint venture arrangement, fiber optic cable and other products manufactured by General Photonics are marketed primarily through General Cable's sales force with some direct sales and customer support provided by General Photonics personnel.

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

Communications assemblies are used in communications switching systems and industrial control applications as well as medical equipment applications. These assemblies are used in such products as data processing equipment, telecommunications network switches, diagnostic imaging equipment, office machines and industrial machinery. General Cable's Industrial Instrumentation and Control Products are sold primarily through distributors and agents under the Carol(R) brand name.

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

An increasing portion of the Company's building wire sales consists of sales of high value-added products that meet more demanding service requirements or reduce installation costs. These products include tray cable, armored cable, aluminum utility service cable and control cable used in the operation and interconnection of protective and signaling devices in electrical distribution systems. General Cable sells its building wire products primarily to electrical distributors for resale to electrical contractors, industrial customers and OEMs. Sales are also made through hardware and home center retail chains and other retail stores. In 1996, 1997 and 1998, sales of Building Wire accounted for approximately 40%, 41% and 38%, respectively, of the Company's net sales.

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

Cordsets and Power Assemblies

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

Power assemblies are used in a variety of demanding applications such as power delivery to office modules and for such products as power hand tools, floor care products and other appliances. The Company targets customers who require premium cordsets or assemblies that require innovative engineering and for whom the Company's vertical integration in high-performance wire and cable provides a competitive cost advantage.

General Cable sells its cordsets primarily to OEMs and to hardware and home center retail chains, hardware distributors and mass merchants for resale to consumers and contractors. In addition, an increasing portion of the Company's cordset sales are to electrical distributors for resale to retail outlets, electrical contractors, industrial companies and OEMs.

Automotive Products

General Cable's principal automotive products are ignition wire sets and booster cables for sale to the automotive aftermarket. Booster cable sales are affected by the severity of weather conditions and related promotional activity by retailers. As a result, a majority of booster cable sales occur between September and January.

General Cable sells its automotive wire and cable primarily to automotive parts retailers and distributors, mass merchants, hardware and home center retail chains and hardware distributors. The Company's automotive products are also sold on a private label basis to retailers and other automotive parts manufacturers.

Other Operations

Genca Corporation (Genca), a subsidiary of General Cable, designs and manufactures extrusion tooling, accessories, and cryogenic cleaning systems for sale to third parties and for use by General Cable. Genca's product line of extrusion tooling includes generic and specialty crossheads, inline heads, extrusion and mixing screws, small tools, extrusion tips and dies, and related technical services. These products are used principally for the manufacture of insulated wire and cable, and the fabrication of plastic tubing and various hoses and pipes. Genca's products are primarily sold through Genca's agents and direct sales forces to end users.

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

RAW MATERIALS

The principal raw material used by General Cable in the manufacture of its wire and cable products is copper. General Cable purchases copper in either cathode, rod or wire form from a number of major domestic and foreign producers, generally through annual supply contracts. In 1998, the Company produced approximately 34% of the copper rod used in its manufacturing operations at its cast copper rod mill, which uses both cathode and recycled copper. Copper is available from many sources, and General Cable believes that it is not dependent on any single supplier of copper. In 1998, the Company's largest supplier of copper accounted for approximately 25% of the Company's copper purchases.

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

General Cable owns 32 U.S. patents, which expire in 1999 through 2016, and has three patent applications pending in the U.S. In addition, the Company owns 28 foreign patents, which expire in 1999 through 2017 and has 16 patent applications pending in foreign countries. The Company also owns 95 registered trademarks and 26 trademarks for which application for registration is pending.

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

EMPLOYEES

At December 31, 1998, approximately 4,700 persons were employed by General Cable, and collective bargaining agreements covered approximately 3,700 employees at 14 locations. During the last five years, the Company has experienced two strikes affecting a total of three facilities; both were settled on satisfactory terms. Union contracts will expire at two facilities in 1999 and five facilities in 2000. The Company believes that its relationships with employees are good.

ITEM 2.  PROPERTIES

General Cable operates 15 manufacturing facilities in the U.S. The Company owns 14 of the facilities, which encompass approximately 3.7 million square feet. The remaining facility, which is approximately 138,000 square feet, is leased under an agreement with an expiration date of August 31, 2000. In addition, General Cable operates two manufacturing facilities outside the U.S., totaling approximately 51,000 square feet. General Cable also leases five regional distribution centers, totaling approximately 1.1 million square feet, located in Anaheim, CA; Dallas, TX; Lebanon, IN; Vineland, NJ and Atlanta, GA. These leases expire in 2001 and 2002.

General Cable's principal properties are listed below. The Company believes that its properties are generally well maintained and are adequate for the Company's current level of operations.

                                    SQUARE               USE/PRODUCT                                            OWNED
LOCATION                              FEET                 LINE(S)                                           OR LEASED
--------                              ----                 -------                                           ---------

MANUFACTURING FACILITIES
Manchester, NH                      533,000      Electronic and Datacom Products                               Owned
Plano, TX                           404,000      Electrical Products and Rod Mill                              Owned
Lincoln, RI                         398,000      Electrical Products and Automotive                            Owned
Bonham, TX                          360,000      Outside Voice and Data Products                               Owned
Lawrenceburg, KY                    339,000      Outside Voice and Data Products and
                                                   Datacom Products                                            Owned
Montoursville, PA                   318,000      Cordsets and Electrical Products                              Owned
Monticello, IL                      250,000      Outside Voice and Data and Electrical Products                Owned
Kingman, AZ                         243,000      Electrical Products                                           Owned
Watkinsville, GA                    224,000      Electrical Products                                           Owned
Altoona, PA                         195,000      Automotive and Power Assemblies Products                      Owned
Williamstown, MA                    167,000      Electrical Products and Cordsets                              Owned
Taunton, MA                         138,000      Wire Fabricating                                             Leased
Sanger, CA                          105,000      Datacom Products                                              Owned
Cass City, MI                       100,000      Datacom Products                                              Owned
Clearwater, FL                       72,000      Extrusion Systems and Tooling                                 Owned
Piedras Negras, Mexico               40,000      Communications Assemblies                                    Leased
Wellingborough, UK                   11,000      Automotive                                                   Leased

DISTRIBUTION AND OTHER FACILITIES:
Atlanta, GA                         328,000      Distribution Center                                          Leased
Dallas, TX                          200,000      Distribution Center                                          Leased
Lebanon, IN                         198,000      Distribution Center                                          Leased
Vineland, NJ                        200,000      Distribution Center                                          Leased
Anaheim, CA                         189,000      Distribution Center                                          Leased
Highland Heights, KY                166,000      Corporate Headquarters, Laboratory
                                                     and Learning Center                                       Owned
Toronto, Ontario Canada              24,000      Sales Office and Warehouse                                   Leased

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

There are approximately 4,508 pending non-maritime asbestos cases involving subsidiaries of General Cable. The overwhelming majority of these cases involve employees in shipyards alleging exposure to asbestos-contaminated shipboard cable manufactured by General Cable's predecessors. In addition to the Company's subsidiaries, numerous other wire and cable manufacturers have been named as defendants. Most cases previously filed have been dismissed with prejudice and without imposition of liability against General Cable. In some instances, individual cases have settled on a nominal basis. In addition, subsidiaries of the Company have been named, together with numerous other wire and cable manufacturers, as defendants in approximately 24,400 suits brought by plaintiffs alleging asbestos-related injury from the maritime industry (MARDOC cases), under the supervision of the U.S. District Court for the District of Easter Pennsylvania (the District Court). On May 1, 1996 the District Court ordered that 9,373 of such MARDOC cases be dismissed without prejudice for failure to plead sufficient facts. Pursuant to that order of dismissal, plaintiffs' attorney was permitted to bring future MARDOC cases only if the cases were brought in admiralty under the Merchant Marine Act of 1920 (commonly known as the Jones Act) and if counsel paid a filing fee for each new complaint and pleaded sufficient facts showing an asbestos-related injury as well as product identification specific as to each defendant. Based upon its experience to date, the Company does not believe that the outcome of the pending non-maritime and MARDOC asbestos cases will have a material adverse effect on its results of operations, cash flows or financial position.

In January 1994, General Cable entered into a settlement agreement with certain principal primary insurers concerning liability for the costs of defense, judgments and settlements, if any, in all of the asbestos litigation described above. Subject to the terms and conditions of the settlement agreement, the insurers are responsible for a substantial portion of the costs and expenses incurred in the defense or resolution of such litigation. Accordingly, based on
(1) the terms of the insurance settlement agreement; (2) the relative costs and expenses incurred in the disposition of past asbestos cases; (3) reserves established on the books of the Company which are believed to be reasonable; and
(4) defenses available to the Company in the litigation, the Company believes that the resolution of the present asbestos litigation will not have a material adverse effect on its results of operations, cash flows or financial position. Liabilities incurred in connection with asbestos litigation are not covered by the American Premier indemnification.

General Cable is also involved in various routine legal proceedings and administrative actions. In the opinion of the Company's management, such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on its results of operations, cash flows or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter of 1998.

                                    PART II.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this Report, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations", are, or may be considered, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in the forward-looking statements (Cautionary Statements) include: price competition, particularly in certain segments of the building wire and cordset markets, and other competitive pressures; general economic conditions, particularly those affecting the non-residential construction industry; the Company's ability to retain key customers and distributors; the Company's ability to increase manufacturing capacity and productivity; the cost of raw materials, including copper; the level of growth in demand for products serving various segments of the communications markets; the Company's ability to successfully introduce new or enhanced products; the impact of qualified technological changes; the Company's ability to achieve productivity improvements; and the impact of changes in industry standards and the regulatory environment. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

General Cable's common stock, $0.01 par value (Common Stock), commenced trading on the New York Stock Exchange (NYSE) on May 16, 1997, under the symbol "GCN". The following table sets forth the high and low daily sales prices for the Common Stock as reported on the NYSE for the period from May 16, 1997, when the Common Stock was first traded, to December 31, 1998:

                                                                 1997                             1998
                                                      ------------------------      --------------------------
                                                        High             Low           High              Low
                                                      -------          -------      ---------         --------
       First Quarter                                     -                 -         $30 7/16          $22 3/4
       Second Quarter (commencing May 16)             $17  1/2        $13 13/16      $32  3/4          $22 3/4
       Third Quarter                                  $24 3/16        $16 15/16      $31  7/8          $17 3/8
       Fourth Quarter                                 $26 1/16        $21  5/16      $21               $12 1/4


General Cable has paid a $0.05 per share dividend each quarter since the fourth quarter of 1997 and intends to pay a $0.05 quarterly dividend in the future. The payment of dividends is subject to the discretion of the Board of Directors and the requirements of Delaware law and will depend upon general business conditions, the financial performance of the Company and other factors the Board of Directors may consider relevant. The Credit Facility contains certain provisions that restrict the ability of the Company to pay dividends or to repurchase its Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth in the following table for the years ended December 31, 1998, 1997, 1996, 1995 and the period June 9, 1994 to December 31, 1994 were derived from audited consolidated financial statements after the Acquisition. The selected financial data set forth in the following table for the period January 1, 1994 to June 8, 1994 were derived from the audited consolidated financial statements of the Predecessor. As a result of the Acquisition, which was accounted for as a purchase, the Company's results of operations, cash flows and financial position for the periods after June 8, 1994 are not comparable to prior periods.

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

                                                                          THE COMPANY                                   PREDECESSOR
                                             --------------------------------------------------------------------      -------------
                                                                                                                         JANUARY 1
                                                                     YEAR ENDED DECEMBER 31,        JUNE 9 TO               TO
                                             ----------------------------------------------------   DECEMBER  31,          JUNE 8,
                                                 1998            1997        1996         1995         1994                 1994
                                             -----------     ----------   ---------    ----------   -------------       -----------
Statement of Operations Data:
  Net sales                                  $   1,150.5     $  1,134.5   $  1,043.6   $  1,061.3   $  543.3         $   355.0
  Gross profit                                     249.8          225.4        188.3        138.7       73.4              44.2
  Operating income                                 129.6          104.5         78.5         44.5       20.3               1.1
  Interest expense, net                            (15.7)         (17.3)       (19.6)       (20.7)     (11.0)            (12.1)

  Earnings(loss) before income taxes               113.9           87.2         58.9         23.8        9.3             (11.0)
  Income tax benefit (provision)                   (42.7)         (34.0)       (19.7)         1.5(1)    (6.5)              0.1

  Net income (loss)                                 71.2           53.2         39.2         25.3        2.8             (10.9)
  Earnings per common share (2)              $      1.93     $     1.45   $     1.08   $     0.70   $   0.08
  Earnings per common share -
     assuming dilution (2)                   $      1.90     $     1.44   $     1.08   $     0.70   $   0.08
  Weighted average shares outstanding (2)
                                                    36.8           36.6         36.4         36.4       36.4
  Weighted average shares outstanding -
     assuming dilution(2)                           37.5           36.9         36.4         36.4       36.4
Pro Forma Statement of Operations Data:
    Net income                                               $     54.6   $     42.5
    Earnings per common share (2)                            $     1.49   $     1.17
    Earnings per common share-
        assuming dilution (2)                                $     1.48   $     1.17

Other Data:
  Average daily COMEX price per pound of
     copper cathode                          $      0.75     $     1.04   $     1.06   $     1.35   $   1.20  $           0.91(3)

  Capital expenditures                       $      75.5     $     42.6   $     30.0   $     26.2   $    9.1  $            6.2


                                                                            DECEMBER 31,
                                                    -----------------------------------------------------------
Balance Sheet Data:                                   1998         1997         1996         1995         1994
                                                    -------      -------      -------      -------      -------
     Working capital                                $ 233.8      $ 225.9      $ 205.6      $ 234.4      $ 224.8
     Total assets                                     651.0        563.7        513.6        535.6        518.7
     Long-term debt                                   246.8        238.5        205.1        205.9        206.5
     Dividends to shareholders                          6.1         43.8         55.1          -            -
     Shareholders' equity                             177.2        122.4        107.4        122.9         97.6

Footnotes
(1) At December 31, 1995, the Company recognized the full value of its net deferred tax assets; accordingly, goodwill recorded in the Acquisition was eliminated, and the Company recognized a tax benefit of $1.7 million.
(2) Earnings per share were computed based on the weighted average common shares outstanding for each period, adjusted on a retroactive basis for a three-for-two stock split. Earnings per common share - assuming dilution were computed after giving effect to the dilutive effect of stock options and restricted stock units outstanding.
(3)    The average daily COMEX price per pound for the full year 1994 was $1.07.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

General Cable's reported net sales are directly influenced by the price of copper. The price of copper has been subject to considerable volatility, with the daily selling price of copper cathode on the COMEX averaging $0.75 in 1998, $1.04 per pound in 1997 and $1.06 per pound in 1996. However, as a result of a number of practices intended to match copper purchases with sales, General Cable's profitability has generally not been significantly affected by changes in copper prices. General Cable generally passes changes in copper prices along to its customers, although there are timing delays of varying lengths depending upon the type of product, competitive conditions and particular customer arrangements. General Cable does not engage in speculative metals trading or other speculative activities, nor does it engage in activities to hedge the underlying value of its copper inventory.

The Company accounts for its copper inventory on a LIFO basis and periodically reviews the carrying value of such inventory to determine whether or not a lower of cost or market write-down is required. Based upon the market price of copper and the Company's ability to recover the cost of its copper inventory through the sale of its finished products, an inventory write-down was not required as of December 31, 1998. In the future, further reductions in the market price of copper or in the selling prices realized by the Company, may require the Company to write-down its copper inventory.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, statement of income data in millions of dollars and as a percentage of net sales.

                                                                       Year Ended December 31,
                                           ----------------------------------------------------------------------------------
                                                    1998                     1997                          1996(1)
                                           ---------------------- -------------------------   -------------------------------

                                            Amount            %           Amount           %            Amount            %
                                            ------         ------       ----------       ------       ----------       ------
Net Sales                                 $  1,150.5        100.0%      $  1,134.5        100.0%      $  1,043.6        100.0%
Cost of sales                                  900.7         78.3            909.1         80.1            855.3         82.0
                                          ----------        -----       ----------        -----       ----------        -----
Gross profit                                   249.8         21.7            225.4         19.9            188.3         18.0
Selling, general and
       administrative expenses                 120.2         10.4            120.9         10.7            109.8         10.5
                                          ----------        -----       ----------        -----       ----------        -----
Operating income                               129.6         11.3            104.5          9.2             78.5          7.5
Interest expense, net                          (15.7)        (1.4)           (17.3)        (1.5)           (19.6)        (1.9)
                                          ----------        -----       ----------        -----       ----------        -----
Earnings before income taxes                   113.9          9.9             87.2          7.7             58.9          5.6
Income tax provision                           (42.7)        (3.7)           (34.0)        (3.0)           (19.7)        (1.9)
                                          ----------        -----       ----------        -----       ----------        -----
Net income                                $     71.2          6.2%      $     53.2          4.7%      $     39.2          3.8%
                                          ==========        =====       ==========        =====       ==========        =====

(1) Percentages do not add due to rounding.


YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

General Cable continued record-setting results during 1998, including substantial growth in earnings per share, return on assets and copper-adjusted net sales. Fully diluted earnings per share increased 32% to $1.90, up from $1.44 per share in 1997. The significant improvement in earnings was driven by higher sales volume and continuing productivity improvement initiatives. In addition, return on net assets for 1998 of 18.0% was up 2.6 points over 1997.

Net sales for 1998 increased $16.0 million, or 1%, to $1,150.5 million from net sales of $1,134.5 million in 1997 despite a $0.29 decrease in the average monthly COMEX price per pound of copper in 1998 compared to 1997. After adjusting the net sales for 1997 to reflect the $0.29 lower average monthly COMEX price per pound of copper in 1998, net sales were $120.3 million, or 12%, higher than 1997. The increase in copper-adjusted net sales reflects a 7% increase in the copper-adjusted net sales of Electrical products and a 19% increase in the copper-adjusted net sales of Communications products.

The 19% growth in Communications Group net sales was the result of higher sales volume of plastic insulated cable (PIC) and datacom products. Increased PIC sales resulted from higher sales to a broad base of Local Telephone Exchange Carrier and distribution customers, which increased 25% on a copper-adjusted basis despite year-over-year reductions in sales volume at the Company's two largest customers for PIC products. Sales of PIC products to commercial distributors were 58% higher in 1998 compared to 1997. In addition, copper-adjusted net sales of data communications products rose 16%, with the largest increase coming from General Cable's higher performing enhanced category cables, which were more than double compared to 1997. The ongoing proliferation of personal computers; growth in Internet use; expansion of local and wide area networks, high-speed modems and access lines, and advanced voice, data and video applications continue to drive the Communications Group sales growth.

The 7% increase in Electrical Group net sales was driven by higher sales volume of building wire, industrial power and control products, consumer cordsets and products for the automotive aftermarket. These volume increases were partially offset by lower building wire pricing in 1998 compared to 1997.

General Cable continued to show excellent sales growth with key customers through "The Power of One" strategy. Copper-adjusted net sales to the Company's top 20 customers increased 23% in 1998 compared to 1997, reflecting General Cable's continuing ability to partner with customers for mutually beneficial growth in revenues and earnings.

Selling, general and administrative expenses decreased $0.7 million, or 1%, to $120.2 million in 1998 from $120.9 million in 1997. Selling, general and administrative expenses as a percentage of copper-adjusted net sales declined from 11.7% in 1997, to 10.4% in 1998 as the Company continued to leverage its sales growth.

Operating profit increased 24% to $129.6 million in 1998 from $104.5 million in 1997. The significant improvement in operating profit reflects the 12% increase in copper-adjusted net sales, manufacturing productivity of 5.9%, and selling, general and administrative expense productivity. These improvements in operating profit were partially offset by lower building wire pricing in 1998. The average price premium over the cost of copper was down 8% versus 1997 despite healthy demand.

Manufacturing productivity included savings related to materials, cycle-time reductions and process improvements. Material productivity resulted from partnering with suppliers to reduce the total delivered costs of raw materials, sourcing in-house certain compounds previously purchased outside the Company and enhanced process controls that reduced material usage.

Net interest expense was $15.7 million in 1998 compared to $17.3 million in 1997. The reduction reflects the impact of refinancing related party debt in May 1997 with a borrowing under a new credit facility at a lower effective interest rate.

The effective income tax rate for 1998 was 37.5% compared to 39% for 1997 due to a lower effective state tax rate.

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

The increase in Communications Group net sales was primarily attributable to higher sales volume of datacom products, partially offset by lower selling prices of certain high-speed data networking cables in 1997. The growth in Electrical Group net sales was primarily due to more favorable building wire pricing and increased sales volume of building wire, portable cord and OEM cordset products in 1997 compared to 1996.

Sales to General Cable's top 20 customers for 1997 were approximately 53% of total sales and increased at the rate of 22% from 1996, when they were 47% of total sales. The increase resulted from further development of supply relationships with preferred customers who have a favorable combination of industry position, product mix, procurement practices and volume.

Gross profit increased $37.1 million, or 20%, to $225.4 million in 1997 from $188.3 million in 1996. General Cable's gross profit percentage was 19.9% in 1997 compared to 18.0% in 1996. On a copper-adjusted basis to 1997, General Cable's gross profit percentage was 18.2% in 1996. The improvement in 1997 was primarily attributable to manufacturing cost reductions combined with favorable building wire pricing, partially offset by a decrease in pricing for certain high-speed data networking cables.

The reduction in manufacturing costs in 1997 compared to 1996 primarily reflected (i) the carryover effects of production facilities rationalized in 1996; (ii) improvement in capacity utilization, including the conversion of certain facilities from five-day to seven-day per week continuous production schedules; (iii) product redesigns to reduce material costs; and (iv) capital investment and other improvements in manufacturing processes to improve materials usage, reduce waste, reduce labor and increase throughput.

Selling, general and administrative expenses increased $11.1 million, or 10%, to $120.9 million in 1997 from $109.8 million in 1996. The increase primarily reflected higher sales volume related expenses, such as transportation and commissions, and higher advertising costs, as well as increased salaries for additional staffing to support sales growth and productivity improvement. Selling, general and administrative expenses as a percentage of sales were 10.7% in 1997, compared to 10.5% in 1996 and 10.6% in 1996 on a copper-adjusted basis.

Net interest expense was $17.3 million in 1997 compared to $19.6 million in 1996. The reduction reflects the repayment of an $8.0 million related party note during 1996 and the impact of refinancing the remaining related party debt in May 1997 under a new credit facility at a lower effective interest rate.

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

                                                               Year Ended
                                                              December 31,
                                                        ----------------------
                                                        1997              1996
                                                        ----              ----
         Pro forma net income (in millions)            $54.6             $42.5
                                                       =====             =====

         Pro forma earnings per common share           $1.49             $1.17
                                                       =====             =====

         Pro forma earnings per common share-
                  assuming dilution                    $1.48             $1.17
                                                       =====             =====


YEAR 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Absent corrective actions, a computer program that has date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions to various activities and operations.

The Company began a Year 2000 readiness program in 1997. Key financial and operational systems including equipment with embedded systems have been inventoried and assessed for Year 2000 compliance. As of December 31, 1998, all primary business systems have been made Year 2000 compliant. More than 90% of plant machinery has been evaluated, with 85% of the machinery already Year 2000 compliant. The remaining machinery will be Year 2000 ready by the third quarter of 1999.

The Company has contacted the majority of its key customers and vendors regarding their plans for Year 2000 readiness. The key customers indicate they will be ready by the third quarter of 1999, while the key suppliers anticipate readiness by the fourth quarter of 1999. The effect, if any, on the Company's results of operation from failure of third parties to be Year 2000 ready is not reasonably estimable.

The Company currently believes that the most reasonably likely worst case scenario with respect to the Year 2000 issue is the failure of a supplier, including utility suppliers, to become Year 2000 compliant, which could result in the temporary interruption of the supply of necessary products or services to a manufacturing facility. This could result in interruptions in production for a period of time, which in turn could result in potential lost sales and profits. Additionally, marketing and administrative expense could increase if automated functions would need to be performed manually.

Contingency plans to protect the business from Year 2000-related interruptions are being developed and will address the recovery procedures in the event of a failure of critical business systems, including supplier and customer relationships. These plans will encompass, but not be limited to, alternate sourcing, procedural alternatives and remediation resource availability. Contingency plans are anticipated to be completed by the third quarter of 1999.

General Cable's total cost of the Year 2000 project is estimated to be $2.5 million including $1.4 million of estimated expense and $1.1 million of capital expenditures. Approximately $0.7 million has been expensed and $1.1 million has been capitalized through December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

In general, General Cable requires cash for working capital, capital expenditures, debt repayment, interest and taxes. General Cable's working capital requirements increase when it experiences strong incremental demand for products and/or significant copper price increases. Based upon historical experience and the expected availability of funds under the Credit Facility, the Company expects that its sources of liquidity will be sufficient to enable it to meet its cash requirements for working capital, capital expenditures, debt repayment, interest and taxes in 1999.

Cash flow provided by operating activities in 1998 was $74.2 million. This principally reflected net income before depreciation and deferred taxes of $102.3 million and a $21.6 million increase in accounts payable, accrued liabilities and other long-term liabilities, partially offset by a $1.0 million increase in accounts receivable, a $34.9 million increase in inventories and a $13.8 million increase in other assets.

Inventories increased 21% primarily as a result of the 12% increase in copper-adjusted net sales. The additional increase in inventories was partially attributable to the decreased demand in the fourth quarter of 1998 for PIC products by the regional bell operating companies. Production of PIC product was not decreased in the fourth quarter as inventory was built for anticipated demand in 1999, thereby allowing the Company to eliminate the outsourcing of higher cost PIC products. Also, cordset inventories were increased in the fourth quarter to ensure high customer service levels after announcing the closure of the Montoursville, Pennsylvania facility and to build inventory in anticipation of the 1999 rollout of new cordset business with The Home Depot.

Cash flow used in investing activities was $77.1 million in 1998, principally reflecting $75.5 million of capital expenditures. Also included in cash flow from investing activities was $3.8 million from repayment of real estate loans and the sale of excess real property and $6.0 million of loans to executives and key employees for the purchase of General Cable Common Stock.

General Cable expended $75.5 million, $42.6 million and $30.0 million for capital projects during 1998, 1997 and 1996, respectively. Capital expenditures in 1998 included $48.4 million for increased capacity and $21.7 million for productivity projects. New production equipment for PIC was brought on-line at the Bonham, Texas facility, which increased capacity by 48%. In Lawrenceburg, Kentucky, a new 82,000 square foot building expansion was completed to increase the capacity to manufacture PIC by 43% and data communications cable by 66%. Since Lawrenceburg manufactures both PIC and data communications products, much of the new equipment was designed to be interchangeable to enable the Company to switch product types depending on market demand. Capital expenditures in 1997 consisted primarily of projects to increase manufacturing productivity and to selectively add production capacity. Capital expenditures in 1996 consisted of projects to reduce product costs, increase capacity and modernize machinery and equipment.

Cash flow provided by financing activities in 1998 was $2.1 million, primarily reflecting $9.0 million additional borrowing under General Cable's Credit Facility, partially offset by $6.1 million of dividend payments to shareholders. Borrowings under the Credit Facility amounted to $239.0 million at December 31, 1998.

In May 1997, as part of the initial public offering of common stock, General Cable entered into a new $350.0 million Credit Facility with The Chase Manhattan Bank, as administrative agent, and a syndicate of banks (the Credit Facility). The Credit Facility consists of a five-year senior unsecured revolving credit and competitive advance facility in an aggregate principal amount of $350.0 million. Borrowings are guaranteed by General Cable's principal operating subsidiaries. General Cable made an initial borrowing of $268 million and used the proceeds of such borrowing to (i) repay all of its revolving bank debt; (ii) repay all intercompany debt and advances owed to Wassall PLC and its subsidiaries; (iii) pay $42.6 million as a dividend to Wassall; (iv) pay $2.0 million for the purchase of two related companies, Carol Cable Europe Ltd. and Carol Cable Ltd., from Wassall; and (v) pay expenses of the refinancing of $0.4 million.

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

The Credit Facility restricts certain corporate acts and contains required minimum financial ratios and other covenants. At December 31, 1998, the cumulative maximum dividend allowable under the most restrictive debt covenant was $49.8 million.

ENVIRONMENTAL AND ASBESTOS-RELATED LITIGATION MATTERS

General Cable's expenditures for environmental compliance and remediation amounted to approximately $0.7 million, $1.2 million and $1.0 million in 1998, 1997 and 1996, respectively. In addition, subsidiaries of the Company have been named as potentially responsible parties ("PRP"s) in certain proceedings that involve environmental remediation. General Cable had accrued $5.3 million at December 31, 1998 for all environmental liabilities. In connection with Wassall's acquisition of General Cable from American Premier Underwriters,

American Premier has agreed to indemnify General Cable against certain environmental liabilities arising out of General Cable's or its predecessor's ownership or operation of properties and assets. While it is difficult to estimate future environmental liabilities, General Cable does not currently anticipate any material adverse effect on its results of operations, cash flows or financial position as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs.

General Cable's expenditures for asbestos litigation amounted to approximately $0.1 million, $0.1 million and $0.6 million in 1998, 1997 and 1996, respectively (before reimbursement of a substantial portion thereof under the settlement agreement), all of which were for defense costs. General Cable had accrued approximately $1.9 million for this litigation at December 31, 1998. General Cable has entered into a settlement agreement with certain principal primary insurers concerning liability for the costs of defense, judgments and settlements, if any, in the asbestos litigation. Subject to the terms and conditions of the settlement agreement, the insurers are responsible for a substantial portion of the costs and expenses incurred in the defense or resolution of this litigation. The Company does not believe that the outcome of the litigation will have a material adverse effect on its results of operations, cash flows or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General Cable is exposed to various market risks, including changes in interest rates and copper prices. To manage risk associated with the volatility of these natural business exposures, General Cable enters into interest rate swap agreements and copper forward purchase agreements. General Cable does not hold or issue derivative instruments for trading purposes.

The fair market value of General Cable's variable rate Credit Facility approximates carrying value. Due to the short-term nature in which interest rates change under the Credit Facility, a 10% change in interest rates would not impact the fair market value.

General Cable enters into interest rate swap agreements to manage its exposure to interest rate changes. The swaps involve the exchange of variable (three-month LIBOR) for fixed rate payments without exchanging the notional principal amount. In November 1997, General Cable entered into interest rate swap agreements with three banks, which effectively fixed interest rates at an average rate of 6% for specific amounts borrowed under the Credit Facility. The remaining interest rate swaps are as follows (dollars in millions):

                                                            Notional            Interest
                               Period                       Amounts               Rate
                  ------------------------------            -------               ----
                  November 1998 to November 1999             $125.0               6.2%
                  November 1999 to November 2000               75.0               6.2%
                  November 2000 to November 2001               25.0               6.2%

The fair value of these interest rate swap agreements represents the estimated payments or receipts that would be made to terminate the agreements. At December 31, 1998, General Cable had an unrealized loss of $2.4 million. A 10% decrease in the variable rate would increase the unrealized loss by $1.0 million.

In the normal course of business, General Cable enters into forward pricing agreements for purchase of copper for delivery in a future month to match certain sales transactions. At December 31, 1998, General Cable had an unrealized loss of $2.7 million. A 10% decrease in the price of copper would increase the amount of the unrealized loss by $3.2 million. General Cable expects to recover the unrealized loss under these agreements as a result of firm sales price commitments with customers.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                                                       Page
                                                                       ----
Independent Auditors' Report                                            F-1

Consolidated Statements of Income For the Years Ended
       December 31, 1998, 1997 and 1996                                 F-2

Consolidated Balance Sheets at December 31, 1998 and 1997               F-3

Consolidated Statements of Cash Flows For the Years Ended
       December 31, 1998, 1997 and 1996                                 F-4

Consolidated Statement of Changes in Shareholders' Equity
       For the Years Ended December 31, 1998, 1997 and 1996             F-5

Notes to Consolidated Financial Statements                              F-6


"Selected Quarterly Financial Data" has been included in Note 18 to the Consolidated Financial Statements.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning the persons who served as executive officers of General Cable on March 2, 1999. All of the executive officers were elected to their current offices in March 1997.

                                                                       PRINCIPAL BUSINESS AFFILIATIONS
                   NAME, AGE AND TITLE                                      DURING PAST FIVE YEARS
                   -------------------                                      ----------------------

Gregory B. Kenny, 46                                        Mr. Kenny has served as Executive  Vice  President  and
Executive Vice President and Chief                          Chief  Operating  Officer of General  Cable since March
Operating Officer                                           1997.  From June 1994 to March 1997,  he was  Executive
                                                            Vice President of the subsidiary of General Cable which was
                                                            General Cable's immediate predecessor. From April 1992 until
                                                            June 1994, he served as Senior Vice President of the
                                                            predecessor company.

Stephen Rabinowitz, 55                                      Mr.  Rabinowitz  has served as Chairman,  President and
Chairman, President and Chief Executive Officer             Chief  Executive  Officer of General  Cable since March
                                                            1997. From September 1994 until March 1997, he was President and Chief Executive Officer of the predecessor company. From
                                                            March 1992 until August 1994, Mr. Rabinowitz served as
                                                            President and Group Executive for AlliedSignal Friction
                                                            Materials and President of AlliedSignal Braking Systems
                                                            Business. Mr. Rabinowitz is also a director of JLG
                                                            Industries, Inc.

Robert J. Siverd, 50                                        Mr.  Siverd has  served as  Executive  Vice  President,
Executive Vice President, General Counsel and Secretary     General  Counsel and  Secretary of General  Cable since
                                                            March 1997. From July 1994 until March 1997, he was
                                                            Executive Vice President, General Counsel and Secretary of
                                                            the predecessor company. From April 1992 until July 1994, he was Senior Vice President, General Counsel and Secretary of
                                                            the predecessor company.



Christopher F. Virgulak, 43                                 Mr.  Virgulak has served as Executive  Vice  President,
Executive Vice President, Chief Financial Officer and       Chief Financial  Officer and Treasurer of General Cable
Treasurer                                                   since March 1997.  From  October 1994 until March 1997,
                                                            he was Executive Vice President, Chief Financial Officer and
                                                            Treasurer of the predecessor company. From January 1993
                                                            until October 1994, he was Chief Financial Officer of
                                                            Wassall USA, Inc.

Except as set forth above, the information required in this Part (Item 10. Directors and Executive Officers of the Registrant), as well as the information called for by Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management; and Item 13. Certain Relationships and Related Transactions, is incorporated by reference to the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 1998.

                                    PART IV.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)    Documents filed as part of the Form 10-K:
            1.  Financial Statements are included in Part II, Item 8.

            2. Financial Statement Schedules filed herewith for 1998, 1997 and 1996:

                II.    Valuation and Qualifying Accounts     S-1

                All other schedules for which provisions are made in the applicable regulation of the Securities and Exchange Commission have been omitted as they are not applicable, not required, or the required information is included in the consolidated financial statements or notes thereto.

            3.  Exhibits
EXHIBIT
NUMBER          DESCRIPTION
------          -----------

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

10.2 General Cable Corporation 1998 Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1997).

10.3 General Cable Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Initial S-1).

10.4 General Cable Corporation 1997 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1997).

10.5 Employment Agreement dated May 13, 1997, between Stephen Rabinowitz and the Company (incorporated by reference to Exhibit
               10.5 to the Initial S-1).

10.6 Amendment dated March 16, 1998 to Employment Agreement dated May 13, 1997, between Stephen Rabinowitz and the Company (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1997).

10.7 Employment Agreement dated May 13, 1997, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.6 to the Initial S-1).

10.8 Amendment dated March 16, 1998 to Employment Agreement dated May 13, 1997, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1997).

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

10.16 Purchase Agreement dated May 13, 1997, among Wassall PLC, General Cable Industries Inc. and the Company (incorporated by reference to Exhibit 10.15 to the Initial S-1).

10.17          General Cable Corporation Deferred Compensation Plan dated April
               1, 1996.

10.18 Amended and Restated General Cable Corporation Deferred Compensation Plan dated December 14, 1998.

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

                                           General Cable Corporation

Signed:  March 15, 1999
                                           By:  /s/STEPHEN RABINOWITZ
                                               -----------------------------
                                                 Stephen Rabinowitz
                                                 Chairman, President and
                                                  Chief Executive Officer
                                                  and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /s/ GREGORY B. KENNY                  Executive Vice President,                            March 15, 1999
 ----------------------------             Chief Operating Officer and
    Gregory B. Kenny                      Director


 /s/ROBERT J. SIVERD                   Executive Vice President, General                    March 15, 1999
-----------------------------             Counsel and Secretary
    Robert J. Siverd

 /s/CHRISTOPHER F. VIRGULAK            Executive Vice President, Chief                      March 15, 1999
-----------------------------             Financial Officer and Treasurer
    Christopher F. Virgulak               (Chief Accounting Officer)


 /s/GREGORY E. LAWTON                  Director                                             March 15, 1999
-----------------------------
    Gregory E. Lawton

 /s/JEFFREY NODDLE                     Director                                             March 15, 1999
-----------------------------
    Jeffrey Noddle

 /s/ROBERT L. SMIALEK                  Director                                             March 15, 1999
-----------------------------
    Robert L. Smialek

 /s/JOHN E. WELSH                      Director                                             March 15, 1999
-----------------------------
    John E. Welsh

                          INDEPENDENT AUDITORS' REPORT


General Cable Corporation:

We have audited the accompanying consolidated balance sheets of General Cable Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audit also included the financial statement schedule listed in the Index at Item
14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Cable Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Cincinnati, Ohio
January 28, 1999

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)



                                                                                   Year Ended December 31,
                                                                 -----------------------------------------------------
                                                                     1998                 1997                 1996
                                                                 -----------          -----------          -----------

Net sales                                                        $   1,150.5          $   1,134.5          $   1,043.6

Cost of sales                                                          900.7                909.1                855.3
                                                                 -----------            ---------            ---------

Gross profit                                                           249.8                225.4                188.3

Selling, general and administrative                                    120.2                120.9                109.8
                                                                 -----------            ---------            ---------

Operating income                                                       129.6                104.5                 78.5
                                                                 -----------            ---------            ---------

Interest income(expense):
  Interest expense                                                     (16.6)               (18.1)               (20.7)
  Interest income                                                        0.9                  0.8                  1.1
                                                                 -----------            ---------            ---------
                                                                       (15.7)               (17.3)               (19.6)
                                                                 -----------            ---------            ---------

Earnings before income taxes                                           113.9                 87.2                 58.9

Income tax provision                                                   (42.7)               (34.0)               (19.7)
                                                                 -----------            ---------            ---------

Net income                                                       $      71.2            $    53.2            $    39.2
                                                                 ===========            =========            =========

Earnings per common share                                        $      1.93            $    1.45            $    1.08
                                                                 ===========            =========            =========

Weighted average common shares                                          36.8                 36.6                 36.4
                                                                 ===========            =========            =========

Earnings per common share-assuming dilution                      $      1.90            $    1.44            $    1.08
                                                                 ===========            =========            =========

Weighted average common shares-assuming dilution                        37.5                 36.9                 36.4
                                                                 ===========            =========            =========



          See accompanying Notes to Consolidated Financial Statements.


                                         GENERAL CABLE CORPORATION AND SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEETS
                                              (IN MILLIONS, EXCEPT SHARE DATA)

  ASSETS                                                                                    December 31,
  ------                                                                           --------------------------
                                                                                   1998                  1997
                                                                                   ----                  ----
  Current Assets:
    Cash                                                                         $    3.4             $    4.2
    Receivables, net                                                                163.4                162.4
    Inventories                                                                     198.5                163.6
    Deferred income taxes                                                            15.3                 20.9
    Prepaid expenses and other                                                        9.7                 10.7
                                                                                 --------             --------
                     Total current assets                                           390.3                361.8

  Property, plant and equipment, net                                                210.8                155.6
  Deferred income taxes                                                              24.2                 29.2
  Other non-current assets                                                           25.7                 17.1
                                                                                 --------             --------
                     Total assets                                                $  651.0             $  563.7
                                                                                 ========             ========

  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------

  Current Liabilities:
    Accounts payable                                                             $   99.6             $  80.5
    Accrued liabilities                                                              56.9                55.4
                                                                                 --------             -------
                     Total current liabilities                                      156.5               135.9

  Long-term debt                                                                    246.8               238.5
  Other liabilities                                                                  70.5                66.9
                                                                                 --------             -------
                     Total liabilities                                              473.8               441.3
                                                                                 --------             -------

  Shareholders' Equity:
     Common stock, $0.01 par value:
       Issued and outstanding shares:
         December 31, 1998 - 36,815,340
         December 31, 1997 - 36,773,139                                               0.4                 0.4
     Additional paid-in capital                                                      84.8                83.3
     Notes receivable from shareholders                                              (6.0)                -
     Retained earnings                                                              103.2                38.2
     Accumulated other comprehensive income (loss)                                   (5.2)                0.5
                                                                                 --------             -------
                     Total shareholders' equity                                     177.2               122.4
                                                                                 --------             -------

                     Total liabilities and shareholders' equity                  $  651.0             $ 563.7
                                                                                 ========             =======



          See accompanying Notes to Consolidated Financial Statements.



                                            GENERAL CABLE CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (IN MILLIONS)



                                                                                    Year Ended December  31,
                                                                           -------------------------------------
                                                                             1998           1997            1996
                                                                             ----           ----            ----
Cash flows of operating activities:
  Net income                                                               $  71.2       $   53.2       $  39.2
  Adjustments to reconcile net income
     to net cash provided by operating activities:
    Depreciation and amortization                                             18.5           13.9          12.1
    Deferred income taxes                                                     12.6            5.4           9.3
    Changes in operating assets and liabilities:
     (Increase) decrease in receivables                                       (1.0)         (26.9)         12.1
     (Increase) decrease in inventories                                      (34.9)          (2.6)         17.6
     (Increase) decrease in other assets                                      (6.1)          (0.2)          2.1
     Increase (decrease) in accounts payable,
       accrued and other liabilities                                          13.9           11.3         (11.6)
                                                                           -------       --------       -------
       Net cash flows of operating activities                                 74.2           54.1          80.8
                                                                           -------       --------       -------

Cash flows of investing activities:
  Capital expenditures                                                       (75.5)         (42.6)        (30.0)
  Proceeds from properties sold                                                3.8            5.2          --
  Investments in joint venture                                                --             --            (6.4)
  Loans to shareholders                                                       (6.0)          --            --
  Other, net                                                                   0.6           (2.0)          0.9
                                                                           -------       --------       -------
        Net cash flows of investing activities                               (77.1)         (39.4)        (35.5)
                                                                           -------       --------       -------

Cash flows of financing activities:
  Dividends paid                                                              (6.1)         (43.8)        (55.1)
  Net borrowings of revolving credit facility                                  9.0          230.0          --
  Proceeds from related party notes payable                                   --             --             4.8
  Proceeds from other debt                                                    --             --             2.0
  Repayment of related party notes payable                                    --           (195.8)         (8.0)
  Repayment of short-term debt                                                --             (2.0)           --
  Repayment of other long-term debt                                           (0.8)          (0.8)         (0.8)
                                                                           -------       --------       -------
       Net cash flows of financing activities                                  2.1          (12.4)        (57.1)
                                                                           -------       --------       -------

Increase (decrease) in cash                                                   (0.8)           2.3         (11.8)
Cash - beginning of period                                                     4.2            1.9          13.7
                                                                           -------       --------       -------
Cash - end of period                                                       $   3.4       $    4.2       $   1.9
                                                                           =======       ========       =======

SUPPLEMENTAL INFORMATION
  Income taxes paid (refunded)                                             $  22.7       $   22.7       $  (1.1)
                                                                           =======       ========       =======
  Interest paid                                                            $  16.4       $   16.7       $  20.1
                                                                           =======       ========       =======

NONCASH ACTIVITIES
  Issuance of restricted stock, net of forfeitures                         $   0.7       $    5.6          --
                                                                           =======       ========       =======

           See accompanying Notes to Consolidated Financial Statements



                                            GENERAL CABLE CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                    (IN MILLIONS, EXCEPT SHARE AMOUNTS)


                                                                                             Accumulated         Notes
                                                               Additional                       Other          Receivable
                                         Common Stock           Paid-In       Retained      Comprehensive         From
                                      Shares      Amount        Capital       Earnings      Income(Loss)      Shareholders   Total
                                   -----------   -------        -------       --------      -------------     ------------  --------
Balance, December 31, 1995          36,375,000   $   0.4       $  94.5         $  28.0                                     $  122.9
   Comprehensive income:
      Net income                                                                  39.2                                         39.2
      Foreign currency
         translation adjustment                                                                  $ 0.4                          0.4
   Comprehensive income                                                                                                        39.6
   Dividends                                                                     (55.1)                                       (55.1)
                                   -----------   -------       -------         -------           -----         ---------   --------

Balance, December 31, 1996          36,375,000       0.4          94.5            12.1             0.4                        107.4
   Comprehensive income:
      Net income                                                                  53.2                                         53.2
      Foreign currency
         translation adjustment                                                                    0.1                          0.1
   Comprehensive income                                                                                                        53.3
   Dividends                                                     (16.7)          (27.1)                                       (43.8)
   Issuance of restricted stock        408,660                     5.8                                                          5.8
   Forfeiture of restricted
       stock                           (10,521)                   (0.2)                                                        (0.2)
   Other                                                          (0.1)                                                        (0.1)
                                   -----------   -------       -------         -------           -----         ---------   --------

Balance, December 31, 1997          36,773,139       0.4          83.3            38.2             0.5                        122.4
   Comprehensive income:
      Net income                                                                  71.2                                         71.2
      Foreign currency
         translation adjustment                                                                   (0.2)                        (0.2)
      Minimum pension liability
         adjustment, net of tax                                                                   (5.5)                        (5.5)
   Comprehensive income                                                                                                        65.5
   Dividends                                                                      (6.1)                                        (6.1)
   Issuance of restricted stock         38,097                     1.0                                                          1.0
   Forfeiture of restricted
      stock                            (18,191)                   (0.3)                                                        (0.3)
   Tax benefit related to
      restricted stock                                             0.4                                                          0.4
   Exercise of stock options            18,600                     0.3                                                          0.3
   Loans to shareholders                                                                                       $  (6.0)        (6.0)
   Other                                 3,695                     0.1            (0.1)                                          --
                                   -----------   -------       -------         -------           -----         ---------   --------


Balance, December 31, 1998          36,815,340   $   0.4       $  84.8         $ 103.2           $(5.2)        $    (6.0)  $  177.2
                                   ===========   =======       =======         =======           =====         =========   ========





          See accompanying Notes to Consolidated Financial Statements.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL
   -------

 General Cable Corporation and subsidiaries (General Cable) are engaged in the development, design, manufacture, marketing and distribution of copper wire and cable products for the communications and electrical markets. As of December 31, 1998, General Cable operated 17 manufacturing facilities and five regional distribution centers in addition to the corporate headquarters in Highland Heights, Kentucky.

 In June 1994, a subsidiary of Wassall PLC acquired all of the outstanding common stock of General Cable (the Acquisition). On May 20, 1997, Wassall completed an initial public offering of approximately 29,152,500 shares of General Cable common stock at a price of $14 per share. This included 3,802,500 shares purchased under the U.S. Underwriters' over-allotment option. On August 22, 1997, a secondary offering of 7,222,500 shares of common stock at a price of $20.67 per share was completed. These shares represented all of Wassall's remaining holdings of General Cable common stock. General Cable did not receive any proceeds from the sale of the shares of common stock in these offerings. In conjunction with the initial public offering, General Cable repaid a $169.8 million, 9.98% subordinated note and a $26.0 million note payable bearing interest at prime plus 3/4% payable to Wassall.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of General Cable Corporation and its wholly-owned subsidiaries. Investment in joint venture is accounted for under the equity method of accounting. Other non-current assets included investment in joint venture of $4.5 million and $5.5 million at December 31, 1998 and 1997, respectively. All transactions and balances among the consolidated companies have been eliminated. Certain reclassifications have been made to the prior year to conform to the current year's presentation.

STOCK SPLIT In April 1998, General Cable's Board of Directors approved a three-for-two stock split on the Company's common stock, effected in the form of a stock dividend paid on May 14, 1998 to shareholders of record on April 28, 1998. An amount equal to the par value of the common shares issued was transferred from additional paid-in capital to the common stock account. All references to number of shares and to per share information have been adjusted to reflect the stock split on a retroactive basis.

REVENUE RECOGNITION Revenue is recognized when shipments are made to customers.

EARNINGS PER SHARE Earnings per common share are computed based on the weighted average number of common shares outstanding. Earnings per common share-assuming dilution are computed based on the weighted average number of common shares and the dilutive effect of stock options and restricted stock units outstanding.

NEW STANDARDS During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". General Cable will be required to adopt SFAS No. 133 no later than January 1, 2000. Management has not yet analyzed the impact of SFAS No. 133 on its consolidated financial statements.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


INVENTORIES Inventories are stated at the lower of cost or market value. General Cable values the copper component of its inventories using the last-in/first-out
(LIFO) method and values all remaining inventories using the first-in/first-out
(FIFO) method.

PROPERTY, PLANT AND EQUIPMENT Property, plant and equipment are stated at cost. Costs assigned to property, plant and equipment relating to the Acquisition were based on estimated fair values at that date. Depreciation is provided using the straight-line method over the estimated useful lives of the assets: new buildings, from 15 to 25 years; and machinery, equipment and office furnishings, from 3 to 15 years. Leasehold improvements are depreciated over the life of the lease.

FAIR VALUE OF FINANCIAL INSTRUMENTS Financial instruments are defined as cash or contracts relating to the receipt, delivery or exchange of financial instruments. Except as otherwise noted, fair value approximates the carrying value of such instruments.

FORWARD PRICING AGREEMENTS FOR PURCHASES OF COPPER In the normal course of business, General Cable enters into forward pricing agreements for purchases of copper to match certain sales transactions. At December 31, 1998 and 1997, General Cable had $34.6 million and $45.5 million, respectively, of future copper purchases that were under forward pricing agreements. The fair market value of the forward pricing agreements was $31.9 million and $39.3 million at December 31, 1998 and 1997, respectively. General Cable expects to recover the cost of copper under these agreements as a result of firm sales price commitments with customers.

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

CONCENTRATION OF CREDIT RISK General Cable sells a broad range of products throughout the United States, Canada and Europe. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers, including members of buying groups, composing General Cable's customer base. Ongoing credit evaluations of customers' financial condition are performed, and generally, no collateral is required. General Cable maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's estimates.

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

STOCK-BASED COMPENSATION Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. General Cable has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

3. RECEIVABLES
   -----------

Receivables are net of allowances of $7.0 million and $7.3 million at December 31, 1998 and 1997, respectively.

4. INVENTORIES
   -----------

Inventories consisted of the following (in millions):

                                                   December 31,
                                                   ------------
                                              1998              1997
                                              ----              ----

         Raw materials                        $23.0           $ 20.7
         Work in process                       25.2             28.4
         Finished goods                       150.3            114.5
                                            -------          -------
                                             $198.5           $163.6
                                             ======           ======


At December 31, 1998 and 1997, $75.9 million and $70.7 million, respectively, of inventories were valued using the LIFO method. Approximate replacement cost of inventories valued using the LIFO method totaled $55.6 million at December 31, 1998 and $59.3 million at December 31, 1997. A reduction in inventory quantities during 1996 resulted in a liquidation of LIFO inventory quantities carried at a lower cost as compared with the cost of current purchases. The effect of this liquidation was to decrease cost of goods sold by $1.6 million for the year ended December 31, 1996.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. PROPERTY, PLANT AND EQUIPMENT
   -----------------------------

Property, plant and equipment consisted of the following (in millions):


                                                                    December 31,
                                                                    ------------
                                                                 1998          1997
                                                                 ----          ----
           Land                                                  $6.9          $ 6.9
           Buildings and leasehold improvements                  43.7           40.4
           Machinery, equipment and office furnishings          175.3          122.6
           Construction in progress                              43.9           28.5
                                                              -------       --------
                                                                269.8          198.4
           Less-Accumulated depreciation and
             amortization                                       (59.0)         (42.8)
                                                              -------       --------
                                                               $210.8         $155.6
                                                              =======       ========


Depreciation expense totaled $18.5 million, $13.9 million and $12.1 million for the years ended December 31, 1998, 1997 and 1996, respectively.

6. ACCRUED LIABILITIES
   -------------------

Accrued liabilities consisted of the following (in millions):


                                                                 December 31,
                                                                 ------------
                                                              1998           1997
                                                              ----           ----

           Customer rebates                                   $9.7           $9.7
           Insurance claims and related expenses               8.8            9.2
           Payroll related accruals                            8.5            9.6
           Income tax payable                                  5.1             -
           Accrued restructuring costs                         4.7            9.2
           Other accrued liabilities                          20.1           17.7
                                                            ------         ------
                                                             $56.9          $55.4
                                                            ======         ======


                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7. RESTRUCTURING PLAN
   ------------------

In connection with the Acquisition, accruals of approximately $46.5 million were established for restructuring activities related to the reduction of excess manufacturing and warehouse capacity and the reduction of excess administrative overhead costs. These costs principally represented employee separation costs and costs related to facility closings, including lease payments for closed facilities and other premise costs. Facilities closed include one manufacturing plant and one warehouse during 1998, two manufacturing plants during 1996 and three manufacturing plants and one warehouse in 1995. The total cost of these actions is expected to approximate the original estimate.

Changes in accrued restructuring costs were as follows (in millions):


                                                             Facility
                                              Separation     Closing
                                                 Costs        Costs         Total
                                                 -----        -----         -----
Balance, December 31, 1995                       $7.7         $19.4         $27.1
   Utilization                                   (4.7)         (9.1)        (13.8)
                                                 ----         -----         -----
Balance, December 31, 1996                        3.0          10.3          13.3
   Utilization                                   (0.7)         (3.4)         (4.1)
                                                 ----         -----         -----
Balance, December 31, 1997                        2.3           6.9           9.2
   Utilization                                   (1.2)         (3.3)         (4.5)
                                                 ----         -----         -----
Balance, December 31, 1998                       $1.1          $3.6          $4.7
                                                 ====         =====         =====

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8. LONG-TERM DEBT
   --------------

Long-term debt consisted of the following (in millions):


                                                          December 31,
                                                     ---------------------
                                                       1998          1997
                                                     ------         ------
           Revolving Credit Facility                 $239.0         $230.0
           Other                                        7.8            8.5
                                                     ------         ------
                                                     $246.8         $238.5
                                                     ======         ======

In May 1997, General Cable entered into a Credit Facility with The Chase Manhattan Bank as administrative agent, and a syndicate of banks. The Credit Facility consists of a five-year senior unsecured revolving credit and competitive advance facility in an aggregate principal amount of $350 million, which expires in May 2002. Initial borrowings of $268 million were used in part to repay the notes payable to Wassall and subsidiaries outstanding at the time of the initial public offering. At December 31, 1998 and 1997, $239 million and $230 million, respectively, of revolving credit loans were outstanding, with a weighted average annual interest rate of 5.7% and 6.1%, and such amounts approximate fair market value.

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

The Credit Facility restricts certain corporate acts and contains required minimum financial ratios and other covenants. At December 31, 1998, the cumulative maximum dividend allowable under the most restrictive debt covenant was $49.8 million.

Other long-term debt, primarily Industrial Revenue Bonds, had a weighted average annual interest rate of 4.6%. Maturities of such notes are as follows: 1999-$2.6 million, 2000-$0.1 million, 2001-$0.1 million, 2002-$0.1 million, 2003-$0.2 million and thereafter $4.7 million.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9. INTEREST RATE SWAPS
   -------------------

General Cable utilizes interest rate swaps to manage its interest rate exposure by fixing its interest rate on a portion of the Credit Facility. Under the agreements, General Cable will pay or receive amounts equal to the difference between the average fixed rate and the three-month LIBOR rate.

In November 1997, General Cable entered into interest rate swaps which effectively fixed interest rates for specific amounts borrowed under the Credit Facility as follows (dollars in millions):


                                                                   Fixed
                                                 Notional        Interest
                  Period                          Amounts          Rate
         ------------------------------           -------          ----
         November 1997 to November 1998            $180.0          5.9%
         November 1998 to November 1999             125.0          6.2%
         November 1999 to November 2000              75.0          6.2%
         November 2000 to November 2001              25.0          6.2%

At December 31, 1998 and 1997, the net unrealized loss on the interest rate swap transactions was $2.4 million and $0.5 million, respectively, while the carrying value was zero.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. INCOME TAXES
    ------------

The provision for income taxes consisted of the following (in millions):


                                                           Year Ended December 31,
                                                       -------------------------------
                                                       1998         1997          1996
                                                       ----         ----          ----
           Current tax expense:
                 Federal                              $28.7        $24.1          $6.8
                 State                                  0.9          3.8           2.9
                 Foreign                                0.5          0.7           0.7
           Deferred tax expense:
                 Federal                               11.3          4.3           8.4
                 State                                  1.3          1.1           0.9
                                                      -----        -----         -----
                                                      $42.7        $34.0         $19.7
                                                      =====        =====         =====


The reconciliation of reported income tax expense to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income is as follows (in millions):


                                                                Year Ended December 31,
                                                            -------------------------------
                                                            1998         1997          1996
                                                            ----         ----          ----
           Statutory federal income tax                    $39.9        $30.5         $20.6
           State income tax-net of federal benefit           1.3          3.2           1.7
           Other, net                                        1.5          0.3          (2.6)
                                                           -----        -----         -----
                                                           $42.7        $34.0         $19.7
                                                           =====        =====         =====

The components of deferred tax assets and liabilities were as follows (in millions):


                                                                      December 31,
                                                                  ------------------
                                                                  1998          1997
                                                                  ----          ----
           Deferred tax assets:
                Net operating loss carryforward                  $25.2         $26.5
                Pension and retiree benefits accruals              9.2           7.6
                Asset and rationalization reserves                 3.0           6.1
                Inventory reserves                                 3.4           4.5
                Alternative minimum tax credit                     3.1           4.7
                Other liabilities                                 10.8          13.6
                                                                 -----         -----
                   Total deferred tax assets                      54.7          63.0
           Deferred tax liabilities:
                Depreciation and fixed assets                     15.2          12.9
                                                                 -----         -----
           Net deferred tax assets                               $39.5         $50.1
                                                                 =====         =====

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In accordance with the provisions of Internal Revenue Code Section 382, utilization of the Company's net operating loss carryforward is estimated to be limited to approximately $5.4 million per year. The net operating loss carryforward expires in varying amounts from 2006 through 2013. Because of the
Section 382 limitation, the portion of the Company's total net operating loss carryforward that may be utilized through expiration is estimated to be approximately $72.0 million. General Cable also has $3.1 million of alternative minimum tax (AMT) credit carryforwards that have no expiration date. The utilization of the AMT credit carryforwards is also subject to Section 382 limitations.

11. PENSION PLANS
    -------------

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

Benefits provided under defined benefit pension plans sponsored by General Cable are generally based on years of service multiplied by a specific fixed dollar amount. Contributions to these pension plans are based on generally accepted actuarial methods, which may differ from the methods used to determine pension expense. The amounts funded for any plan year are neither less than the minimum required under federal law nor more than the maximum amount deductible for federal income tax purposes. Pension plan assets consist of equity securities and various fixed-income investments.

General Cable adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", in 1998. Adoption of this standard did not impact the reported results of operations or financial position, however additional footnote disclosures have been made.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net pension expense included the following components (in millions):



                                                                                 Year Ended December 31,
                                                                           -------------------------------
                                                                           1998         1997          1996
                                                                           ----         ----          ----
             Service cost                                                 $ 1.8        $ 1.4        $ 1.4
             Interest cost                                                  7.2          6.3          6.0
             Return on plan assets                                         (5.5)       (16.7)       (10.5)
             Net amortization and deferral                                 (3.5)         9.1          3.2
                                                                          -----        -----        -----
                 Net defined benefit pension expense                        0.0          0.1          0.1
                 Net defined contribution pension expense                   2.3          2.2          2.1
                                                                          -----        -----        -----
                  Total pension expense                                   $ 2.3        $ 2.3        $ 2.2
                                                                          =====        =====        =====

The following table shows reconciliations of pension plan obligations and assets (in millions):


                                                                           1998         1997
                                                                           ----         ----
            Beginning benefit obligation                                  $95.9         $87.8
            Service cost                                                    1.8           1.4
            Interest cost                                                   7.2           6.5
            Benefits paid                                                  (8.2)         (7.7)
            Actuarial loss                                                 15.5           7.9
                                                                         ------         -----
                  Ending benefit obligation                              $112.2         $95.9
                                                                         ======         =====

            Beginning fair value of plan assets                           $97.4         $87.8
            Actual return on plan assets                                    7.0          15.9
            Company contributions                                           3.2           1.8
            Benefits paid                                                  (9.0)         (8.1)
                                                                         ------         -----
                 Ending fair value of plan assets                         $98.6         $97.4
                                                                         ======         =====

            Funded status of the plan                                    $(13.6)         $1.5
            Unrecognized actuarial loss (gain)                              8.3          (8.9)
            Unrecognized prior service cost                                 3.9           2.8
            Additional minimum liability                                  (12.8)            -
                                                                         ------         -----
                 Accrued pension liability                               $(14.2)        $(4.6)
                                                                         ======         =====



The weighted average rate assumptions used in determining pension costs and the benefit obligations were:


                                                                 1998         1997         1996
                                                                 ----         ----         ----
            Discount rate                                       6.75%         7.0%         7.5%
            Expected rate of increase in future
                 compensation levels                             4.5%         4.5%         4.5%
            Long-term rate of return on plan assets              9.5%         9.5%         9.5%


For plans with an accumulated benefit obligation exceeding assets, the total projected benefit obligation and accumulated benefit obligation were $97.4 million and $3.9 million and the fair value of plan assets were $81.3 million and zero at December 31, 1998 and 1997, respectively.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The provisions of SFAS No. 87, "Employers' Accounting for Pensions," required the Company to record an additional minimum liability of $12.8 million at December 31, 1998. This liability represents the amount by which the accumulated benefit obligation exceeded the sum of the fair market value of plan assets and accrued amounts previously recorded. The additional minimum liability was offset by a $3.8 million intangible asset and resulted in a $5.5 million charge to comprehensive income, net of related tax benefits. The intangible asset is included in other non-current assets in the consolidated balance sheet at December 31, 1998.

12. POST-RETIREMENT BENEFITS OTHER THAN PENSIONS
    --------------------------------------------

General Cable has post-retirement benefit plans that provide medical and life insurance for certain retirees and eligible dependents. General Cable funds the plans as claims or insurance premiums are incurred. Net post-retirement benefit expense (income) included the following components (in millions):



                                                                              Year Ended December 31,
                                                                         -------------------------------
                                                                         1998        1997           1996
                                                                         ----        ----           ----
         Service cost                                                    $ 0.1       $ 0.4          $ 0.4
         Interest cost                                                     0.5         1.1            1.1
         Amortization of prior service cost                               (0.8)          -              -
         Curtailment gain                                                 (2.1)          -              -
                                                                         -----       -----          -----
                Net post-retirement benefit expense (income)             $(2.3)      $ 1.5          $ 1.5
                                                                         =====       =====          =====

The curtailment gain was a result of closing certain manufacturing facilities.

The change in the accrued post-retirement benefit liability was as follows (in millions):


                                                                       1998         1997
                                                                       ----         ----
          Beginning benefit obligation balance                        $15.3        $15.5
          Net periodic benefit expense (income)                        (2.3)         1.5
          Benefits paid                                                (1.3)        (1.7)
                                                                      -----        -----
               Ending benefit obligation balance                      $11.7        $15.3
                                                                      =====        =====


The discount rate used in determining the accumulated post-retirement benefit obligation was 6.5% for the year ended December 31, 1998, 7.0% for the year ended December 31, 1997 and 7.5% for the year ended December 31, 1996. The assumed health-care cost trend rate used in measuring the accumulated post-retirement benefit obligation was 9.5%, decreasing gradually to 5.0% in year 2005 and thereafter. Changing the assumed health- care cost trend rate by 1% would result in a change in the accumulated post-retirement benefit obligation of $0.5 million for 1998. The effect of this change would affect net post-retirement benefit expense by $0.4 million.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13. STOCK OPTIONS
    -------------

General Cable has a Stock Incentive Plan under which a maximum of 4,725,000 shares of Common Stock may be issued. Stock options are granted to employees at prices which are not less than the closing market price on the date of grant. The majority of options granted during 1998 expire in 10 years and vest and become fully exercisable ratably over three years of continued employment. Options granted during 1997 expire in 10 years and vest and become fully exercisable at the end of three years of continued employment. General Cable applies APB Opinion 25 and related Interpretations in accounting for the plan. Accordingly, no compensation cost has been recognized for grants under the stock option plan. If compensation costs for General Cable's stock option plan had been determined based on the fair value at the grant dates for awards under this plan consistent with the method of SFAS No. 123, the pro forma net income would have been as follows for the years ended December 31, (in millions except per share amounts):


                                                                         1998               1997
                                                                         ----               ----
       Net income:
           As reported                                                  $71.2              $53.2
           Pro forma                                                     67.6               52.0
       Earnings per common share:
           As reported                                                   1.93               1.45
           Pro forma                                                     1.84               1.42
       Earnings per common share-assuming dilution:
            As reported                                                  1.90               1.44
            Pro forma                                                    1.80               1.41

These pro forma amounts may not be representative of future disclosures because the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. In determining the pro forma amounts above, the fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                                                         1998               1997
                                                                         ----               ----
       Risk-free interest rate                                           4.9%               6.0%
       Expected dividend yield                                           0.9%               0.6%
       Expected option life                                         6.5 years          6.5 years
       Expected stock price volatility                                  54.0%              37.0%
       Weighted average fair value of options                          $13.78             $ 6.81


                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A summary of option information for the years ended December 31, 1998 and 1997 follows (options in thousands):


                                                                           Weighted
                                                                            Average
                                                         Options           Exercise
                                                     Outstanding              Price
                                                     -----------              -----
       Granted                                             1,715             $14.02
       Forfeited                                            (66)              14.00
                                                           -----             ------
          Balance at December 31, 1997                     1,649              14.02
       Granted                                               417              25.55
       Exercised                                            (19)              14.00
       Forfeited                                           (173)              15.57
                                                           -----             ------
          Balance at December 31, 1998                     1,874             $16.49
                                                           =====             ======

As of December 31, 1998 there were 1,000 exercisable stock options at an exercise price of $21.91 per share.

The following table summarizes information about stock options outstanding at December 31, 1998 (options in thousands):


                                                                           Weighted-Avg.
                                                                             Remaining
                   Range of             Options         Weighted-Avg.       Contractual
                Option Prices         Outstanding       Exercise Price         Life
                -------------         -----------       --------------      ----------
                  $14 to $15             1,483              $14.04              8.4
                  $21 to $28               391              $25.73              9.1


14. SHAREHOLDERS' EQUITY
    --------------------

General Cable adopted SFAS No. 130 "Reporting Comprehensive Income" during the first quarter of 1998 and has presented additional information in the consolidated statement of changes in shareholders' equity.

General Cable is authorized to issue 75 million shares of common stock and 25 million shares of preferred stock.

Following consummation of the initial public offering, General Cable awarded 402,890 shares of restricted stock to executive officers and other key employees. The awards of restricted stock were made in settlement of obligations under existing long-term incentive arrangements. Restrictions on 224,320 shares expired on December 31, 1998, while restrictions on the remaining 178,570 shares expire in May 2000. Additionally, 5,770 shares of restricted stock were issued during 1997. During 1998, General Cable awarded 38,097 shares of restricted stock. Restrictions on the majority of the shares issued in 1998 will expire ratably over a three-year period.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In November 1998, General Cable entered into a Stock Loan Incentive Plan (SLIP) with executive officers and key employees. Under the SLIP, the company loaned $6.0 million to facilitate open market purchases of General Cable Common Stock. The notes bear interest at 5.12% and mature in November 2003. A matching restricted stock unit (MRSU) was issued for each share of stock purchased under the SLIP. The MRSUs generally vest after five years of continuous employment. If the vesting requirements are met, one share of General Cable Common Stock will be issued in exchange for each MRSU. The fair value of the MRSUs at the grant date of $6.0 million will be amortized to expense over the five-year vesting period. There are 309,365 MRSUs outstanding as of December 31, 1998.

15. EARNINGS PER COMMON SHARE
    -------------------------

A reconciliation of the numerator and denominator of earnings per common share to earnings per common share assuming dilution for the years ended December 31, is as follows (in millions):


                                                    1998                                  1997
                                      ---------------------------------       -------------------------------
                                                                   Per                                   Per
                                      Income(1)      Shares(2)    Share       Income(1)     Shares(2)   Share
                                      ---------      ---------    -----       ---------     ---------   -----
Earnings per common share               $71.2          36.8       $1.93         $53.2         36.6      $1.45
Dilutive effect of stock
  options and restricted stock
  units                                     -           0.7                         -           .3
                                        -----          ----                     -----         ----
Earnings per common share-
  Assuming dilution                     $71.2          37.5       $1.90         $53.2         36.9      $1.44
                                        =====          ====       =====         =====         ====      =====

(1) Numerator
(2) Denominator

Earnings per common share and earnings per common share assuming dilution for 1996 were computed based on 36.4 million average shares outstanding. There were no dilutive securities outstanding in 1996.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



16.   SEGMENT INFORMATION
      -------------------

The Company has adopted SFAS No. 131, "Disclosures about Segments of a Business Enterprise and Related Information". General Cable has two reportable operating segments: the Electrical Group and the Communications Group. These segments are strategic business units organized around two product categories that follow management's internal organization structure.

The Electrical Group manufactures and sells wire and cable products which conduct electrical current for power and control applications for use in nonresidential and residential structures and in a wide variety of capital goods and consumer uses.

The Communications Group manufactures and sells wire and cable products which transmit low voltage signals for voice, data, video and control applications.

Segment net sales represent sales to external customers. The Company has no inter-segment revenues. In 1996, sales to one customer of the Communications Group accounted for 10.4% of total Company sales. Sales to customers outside the United States accounted for approximately 3% of total sales for each of the years ended December 31, 1998, 1997 and 1996.

Segment operating income represents profit from operations before interest income, interest expense or income taxes. Depreciation on corporate property was allocated to the operating segments.

Corporate assets included cash, deferred income taxes, property, certain prepaid expenses and other current and non-current assets.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Summarized financial information for the Company's operating segments for the years ended December 31, is as follows (in millions):


                                 Electrical       Communications
                                      Group                Group          Corporate            Total
                                 ----------        -------------          ---------            -----
Net Sales:
     1998                            $690.4               $460.1                  -         $1,150.5
     1997                             718.6                415.9                  -          1,134.5
     1996                             668.0                375.6                  -          1,043.6
Operating Income:
     1998                              55.6                 74.0                  -            129.6
     1997                              51.5                 53.0                  -            104.5
     1996                              30.7                 47.8                  -             78.5
Identifiable Assets:
     1998                             318.1                235.9              $97.0            651.0
     1997                             300.3                168.1               95.3            563.7
     1996                             279.1                140.3               94.2            513.6
Capital Expenditures:
     1998                              30.8                 39.1                5.6             75.5
     1997                              12.7                 25.1                4.8             42.6
     1996                               9.8                 13.0                7.2             30.0
Depreciation Expense:
     1998                               8.6                  9.9                  -             18.5
     1997                               6.9                  7.0                  -             13.9
     1996                               6.3                  5.8                  -             12.1

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17. COMMITMENTS AND CONTINGENCIES
    -----------------------------

Certain present and former operating sites, or portions thereof, currently or previously owned or leased by current or former operating units of General Cable are the subject of investigations, monitoring or remediation under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund), the Federal Resource Conservation and Recovery Act or comparable state statutes or agreements with third parties. These proceedings are in various stages ranging from initial investigations to active settlement negotiations to implementation of the cleanup or remediation of sites.

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

At December 31, 1998 and 1997, General Cable had an accrued liability of approximately $5.3 million and $6.1 million, respectively, for various environmental-related liabilities of which General Cable is aware. In connection with the Acquisition, American Premier Underwriter's Inc. agreed to indemnify General Cable against all environmental liabilities arising out of General Cable's or its predecessors' ownership or operation of the Indiana Steel & Wire Company and Marathon Manufacturing Holdings, Inc. businesses (which were divested by General Cable prior to the Acquisition), without limitation as to time or amount. American Premier also agreed to indemnify General Cable against 66 2/3% of all other environmental liabilities arising out of General Cable's or its predecessors' ownership or operation of other properties and assets in excess of $10 million but not in excess of $33 million which are identified during the seven-year period ending June 2001. While it is difficult to estimate future environmental liabilities accurately, General Cable does not currently anticipate any material adverse impact on its results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.

In addition, subsidiaries of the Company have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by the Company. At December 31, 1998 and 1997, General Cable had accrued approximately $1.9 million and $2.2 million, respectively, for these lawsuits. The Company does not believe that the outcome of the litigation will have a material adverse effect on its results of operations, cash flows or financial position.

General Cable has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. Future minimum rental payments required under noncancelable lease agreements at December 31, 1998 were as follows: 1999-$8.8 million, 2000-$8.7 million, 2001-$5.3 million, 2002-$1.8 million and 2003-$0.9 million. Rental expense recorded under operating leases was $8.1 million, $6.7 million and $4.2 million for the years ended December 31, 1998, 1997 and 1996, respectively.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



18. QUARTERLY OPERATING RESULTS (UNAUDITED)
    ---------------------------------------

The interim financial information is unaudited. In the opinion of management, the interim financial information reflects all adjustments necessary for a fair presentation of quarterly financial information. Quarterly results have been influenced by seasonal factors inherent in General Cable's businesses. The sum of the quarter's earnings per share amounts may not add to full year earnings per share because each quarter is calculated independently. Summarized historical quarterly financial data for 1998 and 1997 are set forth below (in millions, except per share data):


                                                   First        Second         Third        Fourth
                                                  Quarter       Quarter       Quarter       Quarter
                                                  -------       -------       -------       -------
          1998
          ----
            Net sales                              $278.6        $306.7        $304.5        $260.7
            Gross profit                             57.0          66.9          69.3          56.6
            Net income                               13.5          18.1          22.1          17.5
            Earnings per common share                0.37          0.49          0.60          0.48
            Earnings per common share-
               Assuming dilution                     0.36          0.48          0.59          0.47

          1997
          ----
            Net sales                              $251.0        $292.2        $306.1        $285.2
            Gross profit                             48.8          55.0          61.7          59.9
            Net income                                8.6          12.0          17.3          15.3
            Earnings per common share                0.23          0.33          0.47          0.41
            Earnings per common share-
               Assuming dilution                     0.23          0.33          0.46          0.41


The results for the fourth quarter of 1998 include the impact of adjusting the Company's full year effective tax rate to 37.5%, a reduction in the level of controllable expenses and a true-up of the Company's incentive compensation accrual to reflect the actual cash incentives earned in 1998.

                                                                     SCHEDULE II

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                         ACCOUNTS RECEIVABLE ALLOWANCES
                                  (IN MILLIONS)



                                                         FOR THE YEARS
                                                       ENDED DECEMBER 31,
                                                  -----------------------------
                                                  1998        1997         1996
                                                  ----        ----         ----
Accounts Receivable Allowances:
   Beginning balance                             $ 7.3        $ 8.4       $ 8.1
       Provision                                   0.8          1.3         1.3
       Write-offs                                 (1.1)        (2.4)       (1.0)
                                                 -----        -----       -----
   Ending balance                                $ 7.0        $ 7.3       $ 8.4
                                                 =====        =====       =====

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                                  EXHIBIT INDEX

EXHIBIT
NUMBER          DESCRIPTION
------          -----------
3.1             Amended and Restated Certificate of Incorporation of the
                Company (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-22961) of the
                Company filed with the Securities and Exchange Commission on March 7, 1997, as amended (the Initial S-1).
3.2             Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Initial S-1).
4.1             Specimen Common Stock Certificate (incorporated by reference to
                Exhibit 4.1 to the Initial S-1).
10.1            Credit Agreement between the Company, Chase Manhattan Bank, as
                Administrative Agent, and the lenders signatory thereto ( incorporated by reference to Exhibit 10.2 to the Initial S-1).
10.2            General Cable Corporation 1998 Annual Incentive Plan
                (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of General Cable Corporation for the year ended
                December 31, 1997).
10.3            General Cable Corporation 1997 Stock Incentive Plan
                (incorporated by reference to Exhibit 10.4 to the Initial S-1).
10.4            General Cable Corporation 1997 Stock Incentive Plan, as amended
                Plan (incorporated by reference to Exhibit 10.4 to the Annual
                Report on Form 10-K of General Cable Corporation for the year ended December 31, 1997).
10.5            Employment Agreement dated May 13, 1997, between Stephen
                Rabinowitz and the Company (incorporated by reference to Exhibit
                10.5 to the Initial S-1).
10.6            Amendment dated March 16, 1998 to Employment Agreement dated May
                13, 1997, between Stephen Rabinowitz and the Company Plan
                (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K of General Cable Corporation for the year ended
                December 31, 1997).
10.7            Employment Agreement dated May 13, 1997, between Gregory B.
                Kenny and the Company (incorporated by reference to Exhibit 10.6 to the Initial S-1).
10.8            Amendment dated March 16, 1998 to Employment Agreement dated May
                13, 1997, between Gregory B. Kenny and the Company Plan
                (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of General Cable Corporation for the year ended
                December 31, 1997).
10.9            Employment Agreement dated May 13, 1997, between Christopher F.
                Virgulak and the Company (incorporated by reference to Exhibit
                10.7 to the Initial S-1).
10.10           Employment Agreement dated May 13, 1997, between Robert J.
                Siverd and the Company (incorporated by reference to Exhibit
                10.8 to the Initial S-1).
10.11           Change-in-Control Agreement dated May 13, 1997, between Stephen
                Rabinowitz and the Company (incorporated by reference to Exhibit
                10.9 to the Initial S-1).
10.12           Change-in-Control Agreement dated May 13, 1997, between Gregory
                B. Kenny and the Company (incorporated by reference to Exhibit
                10.10 to the Initial S-1).
10.13           Change-in-Control Agreement dated May 13, 1997, between
                Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.11 to the Initial S-1).
10.14           Change-in-Control Agreement dated May 13, 1997, between Robert
                J. Siverd and the Company (incorporated by reference to Exhibit
                10.12 to the Initial S-1).
10.15           Form of Intercompany Agreement among Wassall PLC, Netherlands
                Cable B.V. and the Company (incorporated by reference to Exhibit
                10.14 to the Initial S-1).
10.16           Stock Purchase Agreement dated May 13, 1997, among Wassall PLC,
                General Cable Industries Inc. and the Company (incorporated by reference to Exhibit 10.15 to the Initial S-1).

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                                  EXHIBIT INDEX


10.17           General Cable Corporation Deferred Compensation Plan dated April
                1, 1996.
10.18 Amended and Restated General Cable Corporation Deferred Compensation Plan dated December 14, 1998.
21.1            List of Subsidiaries of General Cable.
23.1            Consent of Deloitte & Touche LLP.
27.1            Financial Data Schedule.