Form 10-Q
period 1999-03-31
GENERAL CABLE CORP /DE/
filed 1999-05-12
CIK 886035

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549



                                    FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  For the Quarterly Period Ended March 31, 1999
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

                                 (606) 572-8000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                    Outstanding at April  30, 1999
         -----                                    ------------------------------
Common Stock, $.01 Par Value                              36,384,435




--------------------------------------------------------------------------------
                                     PAGE 1

                            GENERAL CABLE CORPORATION

                            INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q



PART I - FINANCIAL INFORMATION                                                                   Page
                                                                                                 ----

Item   1.  Consolidated Financial Statements
                   Statements of Income -
                       For the three months ended March 31, 1999 and 1998                         3

                   Balance Sheets -
                        March 31, 1999 and December 31, 1998                                      4

                   Statements of Cash Flows -
                        For the three months ended March 31, 1999 and 1998                        5

                  Statement of Changes in Shareholders' Equity -
                        For the three months ended March 31, 1999 and 1998                        6


                   Notes to Consolidated Financial Statements                                     7


Item   2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                           10


PART II - OTHER INFORMATION

Item   6.  Exhibits and Reports on Form 8-K                                                      16




SIGNATURE                                                                                        17

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                          Three Months Ended
                                                              March 31,
                                                        -----------------------
                                                         1999             1998
                                                        -------         -------

Net sales                                               $ 262.8         $ 278.6

Cost of sales                                             216.0           221.6
                                                        -------         -------

Gross profit                                               46.8            57.0

Selling, general and administrative expenses               29.5            31.3
                                                        -------         -------

Operating income                                           17.3            25.7
                                                        -------         -------

Interest income (expense):
   Interest expense                                        (4.5)           (3.8)
   Interest income                                          0.1             0.3
                                                        -------         -------
                                                           (4.4)           (3.5)
                                                        -------         -------

Earnings before income taxes                               12.9            22.2

Income tax provision                                       (4.8)           (8.7)
                                                        -------         -------

Net income                                              $   8.1         $  13.5
                                                        =======         =======


Earnings per common share                               $  0.22         $  0.37
                                                        =======         =======

Weighted average common shares                             36.9            36.8
                                                        =======         =======

Earnings per common share-assuming dilution             $  0.22         $  0.36
                                                        =======         =======

Weighted average common shares-assuming dilution           37.2            37.7
                                                        =======         =======



          See accompanying Notes to Consolidated Financial Statements.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

ASSETS
------                                                   March 31,     December 31,
                                                           1999           1998
                                                           ----           ----
                                                       (unaudited)
Current Assets:
     Cash                                                 $  6.8         $  3.4
     Receivables, net                                      162.3          163.4
     Inventories                                           219.5          198.5
     Deferred income taxes                                  15.1           15.3
     Prepaid expenses and other                             13.5            9.7
                                                          ------         ------
        Total current assets                               417.2          390.3

Property, plant and equipment, net                         213.9          210.8
Deferred income taxes                                       24.1           24.2
Other non-current assets                                    26.8           25.7
                                                          ------         ------

        Total assets                                      $682.0         $651.0
                                                          ======         ======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities:
     Accounts payable                                     $ 83.6         $ 99.6
     Accrued liabilities                                    43.6           56.9
                                                          ------         ------
        Total current liabilities                          127.2          156.5

Long-term debt                                             301.6          246.8
Other liabilities                                           69.2           70.5
                                                          ------         ------
        Total liabilities                                  498.0          473.8
                                                          ------         ------

Shareholders' Equity:
     Common stock, $0.01 par value:
       Issued and outstanding shares:
         March 31, 1999 - 37,019,949
         December 31, 1998 - 36,815,340                      0.4            0.4
     Additional paid-in capital                             89.4           84.8
     Retained earnings                                     109.4          103.2
     Accumulated other comprehensive loss                   (5.3)          (5.2)
     Other shareholders' equity                             (9.9)          (6.0)
                                                          ------         ------
        Total shareholders' equity                         184.0          177.2
                                                          ------         ------

        Total liabilities and shareholders' equity        $682.0         $651.0
                                                          ======         ======

          See accompanying Notes to Consolidated Financial Statements.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)

                                                                Three Months Ended
                                                                     March 31,
                                                                -------------------
                                                                1999           1998
                                                                ----           ----
Cash flows of operating activities:
     Net income                                                 $ 8.1         $13.5
     Adjustments to reconcile net income
       to net cash provided by operating activities:
         Depreciation and amortization                            6.2           4.1
         Deferred income taxes                                    0.1           0.6
         Changes in operating assets and liabilities:
              (Increase) decrease in receivables                  1.1          (6.7)
              Increase in inventories                           (21.0)         (8.3)
              Increase in other assets                           (4.9)         (1.4)
              Increase (decrease) in accounts payable,
                accrued and other liabilities                   (30.3)          6.0
                                                                -----         -----
                  Net cash flows of operating activities        (40.7)          7.8
                                                                -----         -----

Cash flows of investing activities:
      Capital expenditures                                       (9.2)        (14.5)
      Proceeds from the sale of property                            -           1.5
      Other, net                                                  0.3           0.1
                                                                -----         -----
                  Net cash flows of investing activities         (8.9)        (12.9)
                                                                -----         -----

Cash flows of financing activities:
      Dividends paid                                             (1.9)         (1.2)
      Net borrowings of revolving credit facility                57.0          10.0
      Repayment of other long-term debt                          (2.1)         (0.2)
                                                                -----         -----
                  Net cash flows of financing activities         53.0           8.6
                                                                -----         -----

Increase in cash                                                  3.4           3.5
Cash-beginning of period                                          3.4           4.2
                                                                -----         -----
Cash-end of period                                              $ 6.8         $ 7.7
                                                                =====         =====

SUPPLEMENTAL INFORMATION
      Income taxes paid, net of refunds                         $ 9.4         $ 0.2
                                                                =====         =====
      Interest paid                                             $ 4.3         $ 3.0
                                                                =====         =====

NONCASH ACTIVITIES
       Issuance of restricted stock, net of forfeitures         $ 4.3         $   -
                                                                =====         =====

          See accompanying Notes to Consolidated Financial Statements.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                       (IN MILLIONS, EXCEPT SHARE AMOUNTS)



                                                                                       Accumulated
                                        Common Stock           Additional                  Other             Other
                                   -----------------------      Paid-In      Retained  Comprehensive      Shareholders'
                                     Shares          Amount     Capital      Earnings  Income(Loss)          Equity          Total
                                     ------          ------     -------      --------  ------------          ------          -----

Balance, December 31, 1998         36,815,340         $0.4       $84.8       $ 103.2      $ (5.2)           $ (6.0)        $177.2
   Comprehensive income:
      Net income                                                                 8.1                                          8.1
      Foreign currency
         translation
         adjustment                                                                         (0.1)                            (0.1)
   Comprehensive income                                                                                                       8.0
   Dividends                                                                    (1.9)                                        (1.9)
   Issuance of restricted stock       205,870                      4.3                                        (4.3)             -
   Amortization of restricted stock                                                                            0.2            0.2
   Other                               (1,261)                     0.3                                         0.2            0.5
                                   ----------         ----       -----       -------      ------            ------         ------

Balance, March 31, 1999            37,019,949         $0.4       $89.4       $ 109.4      $ (5.3)           $ (9.9)        $184.0
                                   ==========         ====       =====       =======      ======            ======         ======


Balance, December 31, 1997         36,773,139         $0.4       $83.3       $  38.2      $  0.5            $    -         $122.4
  Comprehensive income:
     Net income                                                                 13.5                                         13.5
  Comprehensive income                                                                                                       13.5
  Dividends                                                                    ( 1.2)                                        (1.2)
  Issuance of restricted stock         32,541                      0.9                                                        0.9
  Forfeiture of restricted stock       (4,220)                    (0.1)                                                      (0.1)
                                   ----------         ----       -----       -------      ------            ------         ------

Balance, March 31, 1998            36,801,461         $0.4       $84.1       $  50.5      $  0.5            $    -         $135.5
                                   ==========         ====       =====       =======      ======            ======         ======





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

BASIS OF PRESENTATION The accompanying unaudited consolidated financial statements of General Cable Corporation and Subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three months ended March 31, 1999 are not necessarily indicative of results that may be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 1999.

NEW STANDARDS During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". General Cable will be required to adopt SFAS No. 133 no later than January 1, 2000. Management has not yet analyzed the impact of SFAS No. 133 on its consolidated financial statements.

2.         INVENTORIES
           -----------

Inventories consisted of the following (in millions):

                                                                                       March 31,              December 31,
                                                                                         1999                      1998
                                                                                       ---------              ------------
             Raw materials                                                              $ 23.6                   $  23.0
             Work in process                                                              23.2                      25.2
             Finished goods                                                              172.7                     150.3
                                                                                        ------                   -------
               Total                                                                    $219.5                    $198.5
                                                                                        ======                    ======

           General Cable values only the copper component of its inventories using the last-in/first-out (LIFO) method. At March 31, 1999 and December 31, 1998, $86.7 million and $75.9 million, respectively, of inventories were valued using the LIFO method. Approximate replacement cost of inventories valued using the LIFO method totaled $60.1 million at March 31, 1999 and $55.6 million at December 31, 1998. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are necessarily based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many variables beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




3.         OTHER SHAREHOLDERS' EQUITY
           --------------------------

Other shareholders' equity consisted of the following (in millions):

                                                                                           March 31,            December 31,
                                                                                             1999                   1998
                                                                                           ---------            ------------
            Loans to shareholders                                                           $ (5.8)                $ (6.0)
            Restricted stock                                                                  (4.1)                     -
                                                                                            ------                 ------
                                                                                            $ (9.9)                $ (6.0)
                                                                                            ======                 ======

In the first quarter of 1999, General Cable awarded 205,870 shares of restricted stock. Restrictions on the majority of the shares issued in 1999 will expire ratably over two years.

4.        EARNINGS PER COMMON SHARE
          -------------------------

A reconciliation of the numerator and denominator of earnings per common share to earnings per common share assuming dilution is as follows (in millions):

                                                              Three Months Ended March 31,
                                          ---------------------------------------------------------------------------------
                                                         1999                                         1998
                                          ----------------------------------        ---------------------------------------
                                                                     Per Share                                    Per Share
                                          Income(1)     Shares(2)     Amount        Income(1)      Shares(2)       Amount
                                          ---------     ---------     ------        ---------      ---------       ------
Earnings per common share                  $ 8.1         36.9         $0.22            $13.5          36.8         $0.37
                                                                      =====                                        =====
Dilutive effect of stock options               -          0.3                              -           0.9
                                           -----         ----                          -----          ----
Earnings per common share-
   Assuming dilution                       $ 8.1         37.2         $0.22            $13.5          37.7         $0.36
                                           =====         ====         =====            =====          ====         =====

(1)   Numerator
(2)   Denominator

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.           SEGMENT INFORMATION
             -------------------

Summarized financial information for the Company's operating segments for the three months ended March 31, is as follows (in millions):

                                         Electrical        Communications
                                           Group                Group              Corporate           Total
                                           -----                -----              ---------           -----
          Net Sales:
              1999                        $154.8                 $108.0                  -             $262.8
              1998                         168.4                  110.2                  -              278.6

          Operating Profit:
              1999                           4.3                   13.0                  -               17.3
              1998                          11.1                   14.6                  -               25.7

          Identifiable Assets:
              March 31, 1999               324.5                  259.9               $97.6             682.0
              December 31, 1998            318.1                  235.9                97.0             651.0



6.      SUBSEQUENT EVENTS
        -----------------

On May 4, 1999, General Cable announced that BICC plc shareholders had approved the sale of all the assets and certain liabilities of BICC's worldwide energy cable and cable systems businesses for a purchase price of British Pound 275 million (approximately $440 million US), in cash, subject to adjustment. The Chase Manhattan Corp. has agreed to provide $1.1 billion in financing to fund the acquisition, refinance existing debt, provide working capital flexibility and allow for additional business development activities. Consummation of the transaction is subject to regulatory approvals. The parties intend to complete the acquisition in the second quarter of 1999.

The acquisition is planned to combine BICC's European, North American, Middle Eastern, Asia/Pacific and African operations with General Cable's worldwide operations. The operations to be acquired include low-voltage, medium-voltage and high-voltage power distribution and transmission cable products, and control, signaling, electronic and data communications products and accessories, to serve industrial, utility, OEM, military/government and electrical and communications distributor customers worldwide.

On April 7, 1999, General Cable Board of Directors approved the repurchase of up to $50 million of General Cable stock on the open market, as well as through private transactions. As of April 30, 1999, the Company had repurchased approximately 661,900 shares for $8.7 million. The final amount of stock repurchased will be determined by overall financial and market conditions.

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

       General Cable's reported net sales are directly influenced by the price of copper. Copper prices have been volatile, with the copper cathode daily selling price on the COMEX averaging $0.78 per pound during the first quarter of 1998 and $0.64 per pound for the first quarter of 1999. However, as a result of a number of practices intended to match copper purchases with sales, the Company's overall profitability has not been significantly affected by changing copper prices. General Cable generally passes changes in copper prices along to its customers, although there are timing delays of varying lengths depending upon the type of product, competitive conditions and particular customer arrangements. General Cable does not engage in speculative metals trading or other speculative activities. Also, the Company does not engage in activities to hedge the underlying value of its copper inventory.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1998

       Net income was $8.1 million in the first quarter of 1999 compared to $13.5 million in the first quarter of 1998. Fully diluted earnings per share were $0.22 per share in the first quarter of 1999 compared to $0.36 per share in the first quarter of 1998.

       After adjusting 1998 net sales to reflect the $0.14 decrease in the average monthly Comex price per pound of copper in the first quarter of 1999, net sales decreased 1% to $262.8 million, down from $265.5 million for the same period in 1998. The decrease in copper-adjusted net sales reflected a 3% decrease in the copper-adjusted net sales of Electrical products and a 1% increase in the copper-adjusted net sales of Communication products. Net sales on an as reported basis decreased from $278.6 million in the first quarter of 1998 to $262.8 million in the first quarter of 1999 reflecting the lower average price per pound of copper in the first quarter of 1999.

       The increase in Communication products copper-adjusted net sales included higher sales of plastic insulated cable to regional bell operating company customers and sales growth of 38 percent in Category 5 and enhanced high-speed data networking cables, partially offset by lower sales to three OEM assembly customers and lower selling prices for certain data communications cables. The decrease in copper-adjusted Electrical product net sales reflects lower sales volume and selling prices for building wire products, partially offset by increased sales volume for automotive aftermarket, cordsets and industrial power and control products. The decrease in building wire sales volume reflects the Company's decision in late January to lead a price increase which the other major competitors in the market did not follow. The situation resulted in a reduction in sales volume in February to 60% of the prior year's level. Net sales of Automotive aftermarket products increased 15% on the strength of higher sales to a leading automotive aftermarket retailer. Consumer cordset net sales were up 33% in the first quarter of 1999 with significant increases in sales to the leading home center chain and a major hardware store retailer.

       Selling, general and administrative expenses decreased to $29.5 million in the first quarter of 1999 from $31.3 million in the first quarter of 1998 primarily reflecting a reduction in controllable spending in response to market conditions and lower costs associated with Year 2000 compliance. Selling, general and administrative expenses as a percentage of copper-adjusted net sales declined from 11.8% in the first quarter of 1998, to 11.2% in the first quarter of 1999.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES


       Operating income decreased to $17.3 million in the first quarter of 1999 compared to $25.7 million in the first quarter of 1998. The reduced operating income reflects significantly lower building wire pricing and to a lesser extent lower pricing for certain data communication cables, partially offset by manufacturing cost reductions. In the first quarter of 1999, lower building wire pricing was responsible for more than 100% of the reduction in operating income. The average building wire price premium over the cost of copper was down 16% in the first quarter of 1999 compared to the same period in 1998. Selling prices for certain data communications cables were approximately 10% lower in the first quarter of 1999 compared to the same period in 1998.

       Manufacturing productivity included savings related to materials, cycle-time reductions and process improvements. Material productivity resulted from partnering with suppliers to reduce the total delivered costs of raw materials, sourcing in-house certain compounds previously purchased outside the Company and enhanced process controls that reduced material usage.

       Net interest expense was $4.4 million in the first quarter of 1999 compared to $3.5 million in the first quarter of 1998. The increase reflects increased borrowing levels during the first quarter of 1999 compared to the first quarter of 1998 as the Company increased inventory levels during the first quarter in response to new business awards which are scheduled to begin shipment in the second quarter.

       The effective income tax rate for the first quarter of 1999 was 37.5% compared to 39% for the first quarter of 1998.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES


LIQUIDITY AND CAPITAL RESOURCES

     In general, General Cable requires cash for working capital, capital expenditures, debt repayment, interest and taxes. General Cable's working capital requirements increase when it experiences strong incremental demand for products and/or significant copper price increases.

     Cash used by operating activities in the first three months of 1999 was $40.7 million. Net income before depreciation, amortization and deferred taxes of $14.4 million and a $1.1 million decrease in accounts receivable were more than offset by a $4.9 million increase in other assets, a $21.0 million increase in inventories and a $30.3 million decrease in accounts payable, accrued liabilities and other long-term liabilities. The increase in inventories resulted from shipments of products beginning in the second quarter of 1999 from new business awards and lower than expected sales of building wire in the first quarter of 1999. In response to the lower than anticipated building wire sales in the first quarter, production of building wire at two locations was curtailed during the first half of April 1999 to reduce inventories. The decrease in accounts payable, accrued liabilities and other long-term liabilities includes the payment of 1998 rebates, incentive compensation and income taxes in the first quarter of 1999.

     Cash flow used in investing activities was $8.9 million in the first three months of 1999, principally reflecting $9.2 million of capital expenditures.

     Cash flow provided by financing activities in the first three months of 1999 was $53.0 million, primarily reflecting proceeds of borrowings of $57.0 million under General Cable's revolving credit line, partially offset by $1.9 million of dividends paid during the quarter and $2.1 million repayment of other debt.

     In May 1997, as part of the initial public offering of common stock, General Cable entered into a new $350.0 million credit facility with The Chase Manhattan Bank as administrative agent, and a syndicate of banks (the Credit Facility). The Credit Facility consists of a five-year senior unsecured revolving credit and competitive advance facility in an aggregate principal amount of $350.0 million. Borrowings are guaranteed by General Cable's principal operating subsidiaries. Borrowings under the Credit Facility were $296.0 million at March 31, 1999.

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

     A facility fee accrues on the full amount of the Credit Facility, regardless of usage. The facility fee ranges between 8.0 and 20.0 basis points per annum and the spread over LIBOR ranges between 17.0 and 42.5 basis points per annum. Both the facility fee and the spread over LIBOR are subject to periodic adjustment depending upon General Cable's Leverage Ratio. As a result of the Company's strong financial performance, both the facility fee and the spread over LIBOR were adjusted down effective March 31, 1998 to the minimum amount provided under the Credit Facility. The Credit Facility restricts certain corporate acts and contains required minimum financial ratios and other covenants.

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

      The Company began a Year 2000 readiness program in 1997. Key financial and operational systems including equipment with embedded systems have been inventoried and assessed for Year 2000 compliance. As of March 31, 1999, all primary business systems have been made Year 2000 compliant. Approximately 97% of plant machinery has been evaluated, with 91% of the machinery already Year 2000 compliant. The remaining machinery will be Year 2000 ready by the third quarter of 1999.

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

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES


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

       General Cable's total cost of the Year 2000 project is estimated to be $2.5 million including $1.4 million of estimated expense and $1.1 million of capital expenditures. Approximately $0.8 million has been expensed and $1.1 million has been capitalized through March 31, 1999.

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





                                             GENERAL CABLE CORPORATION



Signed: May 12, 1998                     By: s/CHRISTOPHER F. VIRGULAK
                                            ------------------------------------
                                              Christopher F. Virgulak
                                              Executive Vice President, Chief
                                                Financial Officer and Treasurer