Form 10-Q
period 1999-06-30
GENERAL CABLE CORP /DE/
filed 1999-08-16
CIK 886035

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999
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

                                 (606) 572-8000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                    Outstanding at July 30, 1999
         -----                                    ----------------------------
Common Stock, $.01 Par Value                               36,043,628

                            GENERAL CABLE CORPORATION

                            INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q

PART I - FINANCIAL INFORMATION                                                                   Page
                                                                                                 ----
Item     1.  Consolidated Financial Statements
                   Statements of Income -
                       For the three and six months ended June 30, 1999 and 1998                  3

                   Balance Sheets -
                        June 30, 1999 and December 31, 1998                                       4

                   Statements of Cash Flows -
                        For the six months ended June 30, 1999 and 1998                           5

                  Statements of Changes in Shareholders' Equity -
                        For the six months ended June 30, 1999 and 1998                           6

                   Notes to Consolidated Financial Statements                                     7

Item     2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                           13

PART II - OTHER INFORMATION

Item     4.  Results of Votes of Security Holders                                                20

Item     6.  Exhibits and Reports on Form 8-K                                                    20


SIGNATURE                                                                                        21


                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                 Three Months Ended      Six Months Ended
                                                     June 30,              June 30,
                                                 ------------------     ----------------
                                                 1999        1998        1999        1998
                                                -------     -------     -------     -------
Net sales                                       $ 438.6     $ 306.7     $ 701.4     $ 585.3

Cost of sales                                     357.9       239.8       573.9       461.4
                                                -------     -------     -------     -------

Gross profit                                       80.7        66.9       127.5       123.9

Selling, general and administrative expenses       51.4        33.3        80.9        64.6
                                                -------     -------     -------     -------

Operating income                                   29.3        33.6        46.6        59.3
                                                -------     -------     -------     -------

Interest income (expense):

   Interest expense                                (8.7)       (4.2)      (13.2)       (8.0)
   Interest income                                  0.3         0.2         0.4         0.5
                                                -------     -------     -------     -------
                                                   (8.4)       (4.0)      (12.8)       (7.5)
                                                -------     -------     -------     -------

Earnings before income taxes                       20.9        29.6        33.8        51.8

Income tax provision                               (7.9)      (11.5)      (12.7)      (20.2)
                                                -------     -------     -------     -------

Net income                                      $  13.0     $  18.1     $  21.1     $  31.6
                                                =======     =======     =======     =======

Earnings per common share                       $  0.36     $  0.49     $  0.57     $  0.86
                                                =======     =======     =======     =======

Weighted average common shares                     36.4        36.8        36.7        36.8
                                                =======     =======     =======     =======

Earnings per common share-assuming dilution     $  0.36     $  0.48     $  0.57     $  0.84
                                                =======     =======     =======     =======

Weighted average common shares-assuming
     dilution                                      36.5        37.7        36.8        37.6
                                                =======     =======     =======     =======



See accompanying Notes to Consolidated Financial Statements.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        (IN MILLIONS, EXCEPT SHARE DATA)


ASSETS                                                    June 30,      December 31,
                                                            1999           1998
                                                         -----------    -------------
Current Assets:                                          (unaudited)
     Cash                                                  $   74.0      $    3.4
     Receivables, net                                         523.4         163.4
     Inventories                                              442.8         198.5
     Deferred income taxes                                     15.1          15.3
     Prepaid expenses and other                                18.3           9.7
                                                           --------      --------
        Total current assets                                1,073.6         390.3

Property, plant and equipment, net                            361.1         210.8
Deferred income taxes                                          46.0          24.2
Prepaid pension cost                                           57.6            --
Other non-current assets                                       66.3          25.7
                                                           --------      --------

        Total assets                                       $1,604.6      $  651.0
                                                           ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities:

     Accounts payable                                      $  353.3      $   99.6
     Accrued liabilities                                      170.9          56.9
                                                           --------      --------
        Total current liabilities                             524.2         156.5

Long-term debt                                                785.7         246.8
Other liabilities                                             115.1          70.5
                                                           --------      --------
        Total liabilities                                   1,425.0         473.8
                                                           --------      --------

Shareholders' Equity:
     Common stock, $0.01 par value:
       Issued and outstanding shares:
         June 30, 1999 - 36,163,024
         December 31, 1998 - 36,815,340                         0.4           0.4
     Additional paid-in capital                                89.8          84.8
     Retained earnings                                        120.7         103.2
     Accumulated other comprehensive loss                     (10.2)         (5.2)
     Treasury stock  - 858,400 shares in 1999                 (11.7)           --
     Other shareholders' equity                                (9.4)         (6.0)
                                                           --------      --------
        Total shareholders' equity                            179.6         177.2
                                                           --------      --------

        Total liabilities and shareholders' equity         $1,604.6      $  651.0
                                                           ========      ========

See accompanying Notes to Consolidated Financial Statements.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (IN MILLIONS, AUDITED)

                                                                         Six Months Ended
                                                                              June 30,
                                                                           ---------------
                                                                           1999       1998
                                                                          ------     ------
Cash flows of operating activities:
     Net income                                                           $ 21.1     $ 31.6
     Adjustments to reconcile net income
       to net cash provided by operating activities:

         Depreciation and amortization                                      14.4        8.6
         Deferred income taxes                                                .3        1.6
         Changes in operating assets and liabilities, net of effect of acquisitions:

               Increase in receivables                                     (38.9)     (12.8)
               Increase in inventories                                      (9.7)     (19.7)
               Increase in other assets                                     (6.9)      (1.1)
               Increase (decrease) in accounts payable,
                accrued and other liabilities                               (7.2)      11.2
                                                                          ------     ------
                  Net cash flows of operating activities                   (26.9)      19.4
                                                                          ------     ------

Cash flows of investing activities:

      Capital expenditures                                                 (24.5)     (32.0)
      Acquisitions, net of cash acquired                                  (366.0)        --
      Proceeds from the sale of property                                      --        1.6
      Other, net                                                            (2.1)       0.2
                                                                          ------     ------
                  Net cash flows of investing activities                  (392.6)     (30.2)
                                                                          ------     ------

Cash flows of financing activities:

      Dividends paid                                                        (3.7)      (2.4)
      Net changes in revolving credit borrowings                          (239.0)      20.0
      Issuance of long-term debt                                           747.0         --
      Acquisition of treasury stock                                        (11.7)        --
      Repayment of other long-term debt                                     (2.5)      (0.4)
                                                                          ------     ------
                  Net cash flows of financing activities                   490.1       17.2
                                                                          ------     ------

Increase in cash                                                            70.6        6.4
Cash-beginning of period                                                     3.4        4.2
                                                                          ------     ------
Cash-end of period                                                        $ 74.0     $ 10.6
                                                                          ======     ======

SUPPLEMENTAL INFORMATION

      Income taxes paid, net of refunds                                   $ 14.0     $ 13.0
                                                                          ======     ======
      Interest paid                                                       $  8.1     $  6.9
                                                                          ======     ======

NONCASH ACTIVITIES

       Issuance of restricted stock, net of forfeitures                   $  4.3     $  0.8
                                                                          ======     ======

See accompanying Notes to Consolidated Financial Statements.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                       (IN MILLIONS, EXCEPT SHARE AMOUNTS)



                                   Common                                     Accumulative
                                 Common Stock       Additional                   Other                       Other
                             -------------------     Paid-In     Retained    Comprehensive     Treasury     Shareholders'
                              Shares      Amount     Capital     Earnings     Income(Loss)      Stock        Equity          Total
                              ------      ------     -------     --------     ------------      -----        ------          -----

Balance, December 31,
  1998                     36,815,340    $   0.4     $  84.8       $103.2         $(5.2)           -         $(6.0)        $177.2

   Comprehensive income:
      Net income                                                     21.1                                                    21.1
      Foreign currency
         translation
          adjustment                                                               (5.0)                                     (5.0)
                                                                                                                           ------
   Comprehensive                                                                                                             16.1
     income

   Dividends                                                         (3.7)                                                   (3.7)

   Issuance of
     restricted stock         205,315                    4.3                                                  (4.3)           -

   Amortization of
     restricted stock
      and other                                          0.6                                                   0.7            1.3

   Acquisition of
     treasury stock          (858,400)                                                           (11.7)                     (11.7)

   Other                          769                    0.1          0.1                                      0.2            0.4
                           ----------    -------     -------      -------        -------       -------       ------        ------

Balance, June 30,          36,163,024    $   0.4     $ 89.8        $120.7         $(10.2)       $(11.7)      $(9.4)        $179.6
1999                       ==========    =======     =======      =======        =======       =======       ======        ======



Balance, December          36,773,139    $   0.4     $ 83.3        $ 38.2         $  0.5        $   -        $   -         $122.4
31, 1997
   Comprehensive
    income:

      Net income                                                     31.6                                                    31.6
                                                                                                                           ------
   Comprehensive                                                                                                             31.6
    income

   Dividends                                                         (2.4)                                                   (2.4)

   Issuance of
     restricted stock          34,365                   0.8                                                                   0.8

   Other                       (5,980)                  0.1          (0.2)                                                   (0.1)
                           ----------    -------     -------      -------        -------       ------        ------        ------

Balance, June 30,          36,801,524    $   0.4     $ 84.2       $  67.2        $   0.5        $ -          $   -         $152.3
1998                       ==========    =======     =======      =======        =======       ======        ======        ======






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

BASIS OF PRESENTATION The accompanying unaudited consolidated financial statements of General Cable Corporation and Subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of results that may be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 1999.

NEW STANDARDS During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". General Cable will be required to adopt SFAS No. 133, as amended, no later than January 1, 2001. Management has not yet analyzed the impact of SFAS No. 133 on its consolidated financial statements.

2.      ACQUISITIONS

On May 28, 1999, General Cable completed the first phase of the transaction to acquire BICC plc's worldwide energy cable and cable systems businesses for a purchase price of $337.9 million in cash, subject to adjustment for changes in certain balances. Phase one was comprised of all of the North America operations and all of the operations in Spain, Italy, the United Kingdom, and New Zealand. The acquisition was financed by a portion of the Company's new $1.05 billion debt facility which was obtained to fund the acquisition, refinance existing debt, provide working capital flexibility and allow for additional business development activities. This acquisition has been accounted for under the purchase method of accounting.

At the end of the second quarter, General Cable completed the second phase of the transaction to acquire BICC plc's worldwide energy cable and cable systems businesses including ownership interests in businesses in Fiji, Portugal, Zimbabwe, Mozambique, Angola, Indonesia, Malaysia and Singapore for a cash payment of $26 million, subject to adjustment. General Cable expects to complete the third and final phase of the acquisition, which includes joint venture businesses in Germany and the Middle East, by December 31, 1999.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The purchase price has been preliminarily allocated based on estimated fair values of assets acquired and liabilities assumed at the date of acquisition, subject to final adjustments. The results of the businesses acquired in phase one of the transaction have been included in the consolidated financial statements since the acquisition date. The estimated fair values of assets acquired and liabilities assumed for both phase one and phase two of the transaction were as follows (in millions):

                 Receivables                                      $323.0
                 Inventories                                       232.8
                 Property, plant and equipment                     179.1
                 Prepaid pension cost                               57.6
                 Other assets                                       50.8
                                                                 -------
                 Total                                             843.3
                 Accounts payable and accrued liabilities         (439.2)
                 Long-term debt                                    (21.8)
                 Other liabilities                                 (18.4)
                                                                  -------
                 Total net                                        $363.9
                                                                  ======

The allocation of purchase price will be finalized during 1999 upon completion of certain valuations and studies related to among other things pension and post-retirement benefit plans, fixed assets, restructuring reserves related to certain duplicate facilities and other activities to integrate the acquired operations.

The acquisition combines BICC's European, North American, Middle Eastern, Asia/Pacific and African operations with General Cable's worldwide operations. The operations acquired include low-voltage, medium-voltage and high-voltage power distribution and transmission cable products, and control, signaling, electronic and data communications products and accessories, serving industrial, utility, OEM, military/government and electrical and communications distributor customers worldwide.

The following unaudited pro forma information presents a summary of General Cable's consolidated statement of income and the acquired businesses of BICC as if the acquisition, including phases one, two, and three, had occurred on January 1, 1998 (in millions except per share data):

                                                        Six Months Ended
                                                              June 30,
                                                        1999              1998
                                                      --------          ---------
            Net sales                                 $1,527.2          $1,453.6
            Net income                                   (13.0)             22.8

            Earnings per share of common stock

                 Basic                                  $(0.35)            $0.62
                 Diluted                                 (0.35)             0.61

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These unaudited pro forma results have been prepared for informational purposes only. They do not purport to be indicative of the results of operations that actually would have resulted had the combination occurred on January 1, 1998, or of future results of operations of the consolidated entities.

On June 30, 1999, General Cable purchased SpecTran Corporation's joint venture interest in General Photonics for $2.3 million in cash. General Photonics, a manufacturer of optical fiber cables, was formed by General Cable Corporation and SpecTran in 1996.

3.         INVENTORIES

Inventories consisted of the following (in millions):

                                                  June 30,     December 31,
                                                    1999           1998
                                                 --------     --------------
          Raw materials                          $   52.2       $   23.0
          Work in process                            60.5           25.2
          Finished goods                            330.1          150.3
                                                 --------       --------
            Total                                $  442.8       $  198.5
                                                 ========       ========

General Cable values only the copper and aluminum component of its North American inventories using the last-in/first-out (LIFO) method. At June 30, 1999 and December 31, 1998, $116.0 million and $75.9 million, respectively, of inventories were valued using the LIFO method. Approximate replacement cost of inventories valued using the LIFO method totaled $107.6 million at June 30, 1999 and $55.6 million at December 31, 1998. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are necessarily based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many variables beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

4.     LONG-TERM DEBT

Long-term debt consisted of the following (in millions):

                                                    June 30,   December 31,
                                                      1999        1998
                                                    -------    ----------
          Term loans                                $  760.4    $   --
          Revolving Credit Facility                     --         239.0
          Other                                         25.3         7.8
                                                    --------    --------
                                                    $  785.7    $  246.8
                                                    ========    ========

In conjunction with the acquisition of BICC plc's worldwide energy cable and cable systems businesses, General Cable entered into a new $1.05 billion credit facility which consists of: 1) term loans in Sterling, Euros and Dollars in an aggregate amount up to $125.0 million, 2) term loans in Dollars in an aggregate amount up to $675.0 million and 3) revolving loans and letters of credit in Dollars and Foreign Currencies in aggregate amount up to $250.0 million.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The new facility loan bears interest, at the Company's option, at (i) a spread over LIBOR or (ii) the Alternate Base Rate, which is defined as the higher of
(a) the Agent's Prime Rate, (b) the secondary market rate for certificates of deposit (adjusted for reserve requirements) plus 1% or (c) the Federal Funds Effective Rate plus 1/2 of 1%.

A commitment fee accrues on half of the new facility, regardless of usage. The commitment fee ranges between 35.0 and 50.0 basis points per annum and the spread over LIBOR ranges between 175.0 and 325.0 basis points per annum. Both the commitment fee and the spread over LIBOR are subject to periodic adjustment depending upon the Company's Leverage Ratio. The new facility restricts certain corporate acts and contains required minimum financial ratios and other covenants.

Repayments under the term loans begin in September 2000 with the final maturity varying between March 2005 and March 2007.

5.         OTHER SHAREHOLDERS' EQUITY

Other shareholders' equity consisted of the following (in millions):

                                                                       June 30,    December 31,
                                                                         1999         1998
                                                                        --------   -----------
          Loans to shareholders                                          $(5.8)      $(6.0)
          Unvested restricted stock, net of amortization                  (3.6)        --
                                                                         -----       -----
                                                                         $(9.4)      $(6.0)
                                                                         =====       =====

In the first six months of 1999, General Cable awarded 205,315 shares of restricted stock, net of forfeitures. Restrictions on the majority of the shares issued in 1999 will expire ratably over two years.

6.        EARNINGS PER COMMON SHARE

A reconciliation of the numerator and denominator of earnings per common share to earnings per common share assuming dilution is as follows (in millions):

                                                                   Three Months Ended June 30,
                                          ----------------------------------------------------------------------------------
                                                           1999                                      1998
                                          ------------------------------------      ----------------------------------------
                                                                     Per Share                                     Per Share
                                          Income(1)     Shares(2)     Amount        Income(1)      Shares(2)        Amount
                                          ---------     ---------     ------        ---------      ---------        ------

Earnings per common share                  $ 13.0        36.4         $0.36             $18.1        36.8           $0.49
                                                                      =====                                         =====
Dilutive effect of stock options                -         0.1                               -         0.9
                                           ------        ----         -----             -----        ----           -----
Earnings per common share -
   Assuming dilution                       $ 13.0        36.5         $0.36             $18.1        37.7           $0.48
                                           ======        ====         =====             =====        ====           =====



                                        GENERAL CABLE CORPORATION AND SUBSIDIARIES
                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Six Months Ended June 30,
                                          -----------------------------------------------------------------------------
                                                         1999                                        1998
                                          -------------------------------------    ------------------------------------
                                                                       Per Share                               Per Share
                                          Income(1)     Shares(2)      Amount       Income(1)    Shares(2)      Amount
                                          --------      --------       ------      ---------     ---------     --------
Earnings per common share                  $  21.1         36.7       $   0.57      $  31.6         36.8       $   0.86
                                                                      ========                                 ========
Dilutive effect of stock options               --           0.1                         --           0.8
                                           -------         ----                     -------        -----
Earnings per common share-
   Assuming dilution                       $  21.1         36.8       $   0.57      $  31.6         37.6       $   0.84
                                           =======         ====       ========      =======        =====       ========

(1)    Numerator
(2)   Denominator

7.     SEGMENT INFORMATION

The Electrical Group manufactures and sells wire and cable products which conduct electrical current for industrial, commercial and residential power and control applications. The Communications Group manufacturers and sells wire and cable products which transmit low voltage signals for voice, data, video and control applications. The Energy Group, which was added with the Acquisition, manufactures and sells wire and cable products which include low-medium-and high-voltage power distribution and power transmission products for terrestrial and subsea applications.

Summarized financial information for the Company's operating segments for the three months and six months ended June 30, is as follows (in millions):

                                                     Three Months Ended June 30

                                         Electrical    Communications      Energy
                                           Group           Group           Group            Corporate               Total
                                           -----           -----           -----            ---------               -----

          Net Sales:
              1999                       $212.4           $135.9           $ 90.3               --                 $438.6
              1998                        177.2            129.5              --                --                  306.7

          Operating Profit:
              1999                          2.9             16.9              9.5               --                   29.3
              1998                         12.4             21.2              --                --                   33.6

          Identifiable Assets:
              June 30, 1999               452.8            279.5            683.3          $  189.0               1,604.6
              December 31, 1998           318.1            235.9             --                97.0                 651.0




                                        GENERAL CABLE CORPORATION AND SUBSIDIARIES
                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          Six Months Ended June 30
                                                          -------------------------
                                         Electrical        Communications           Energy
                                           Group                Group                Group            Corporate             Total
                                           -----                -----                -----            ---------             -----
          Net Sales:
              1999                        $367.2                 $243.9             $ 90.3                --               $701.4
              1998                         345.6                  239.7                --                 --                585.3

          Operating Profit:
              1999                           7.2                   29.9                9.5                 --                46.6
              1998                          23.5                   35.8                 --                 --                59.3



                   GENERAL CABLE CORPORATION AND SUBSIDIARIES

                                     ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

General Cable, which does business as BICCGeneral ("the Company"), is a leader in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for the communications, energy and electrical markets. Communications wire and cable products transmit low voltage signals for voice, data, video and control applications. Energy cables include low-, medium- and high-voltage power distribution and power transmission products for aerial, terrestrial and subsea applications. Electrical wire and cable products conduct electrical current for industrial, commercial and residential power and control applications.

All statements, other than statements of historical fact, included in this report, including the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations", are, or may be considered, forward-looking statements under Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Important factors that could cause results to differ materially from those discussed in the forward-looking statements (Forward Statements) include: domestic and local country price competition, particularly in certain segments of the Energy products, building wire and cordset markets, and other competitive pressures; general economic conditions, particularly those affecting the construction industry; the Company's ability to retain key customers and distributors; the Company's ability to increase manufacturing capacity; the cost of raw materials, including copper; the level of growth in demand for products serving various segments of the communications markets; the Company's ability to introduce successfully new or enhanced products; the impact of qualified technological changes; the Company's ability to achieve productivity improvements; and the impact of changes in industry standards and the regulatory environment. All subsequent written and oral forward-looking statements attributable to the Company or persons acting for the Company are qualified in their entirety by the Forward Statements.

On April 6, 1999 the Company entered into an agreement to acquire BICC plc's worldwide energy cable and cable systems businesses ("the Acquisition"). On May 28, 1999, the Company completed the first phase of the transaction with the payment to BICC plc of $337.9 million. Phase one was comprised of all of the United States and Canada operations, and all of the operations in Spain (and its subsidiaries), Italy, the United Kingdom, and New Zealand. The Acquisition was accounted for as a purchase, and accordingly, the results of operations include periods after the closing date. At the end of the second quarter, the Company completed the second phase of its acquisition including ownership interest in businesses in Fiji, Portugal, Zimbabwe, Mozambique, Angola, Indonesia, Malaysia and Singapore with a payment of $26 million. The Company expects to complete the third and final phase of the acquisition, which includes joint venture businesses in Germany and the Middle East, by December 31, 1999.

On June 30, 1999, the Company purchased SpecTran Corporation's joint venture interest in General Photonics for $2.3 million in cash. General Photonics, a manufacturer of optical fiber cables, was formed by General Cable Corporation and SpecTran in 1996.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES

The Company's reported net sales are directly influenced by the price of copper. Copper prices have been volatile, with the copper cathode daily selling price on the COMEX averaging $0.67 per pound during the second quarter of 1999 and $0.65 during the first six months of 1999, $0.78 per pound for the second quarter and the first six months of 1998. However, as a result of a number of practices intended to match copper purchases with sales, the Company's overall profitability has not been significantly affected by changing copper prices. The Company generally passes changes in copper prices along to its customers, although there are timing delays of varying lengths depending upon the type of product, competitive conditions and particular customer arrangements. The Company does not engage in speculative metals trading or other speculative activities. Also, the Company does not engage in activities to hedge the underlying value of its copper inventory.

The Company generally experiences certain seasonal trends in sales and cash flow. Larger amounts of cash are generally required during the first and second quarters of the year to build inventories in anticipation of higher demand during the spring and summer, when construction activity increases. In general, receivables related to higher sales activity during the spring and summer are collected in the third and fourth quarters of the year.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998

Net income was $13.0 million for the second quarter of 1999 compared to $18.1 million in the second quarter of 1998. Fully diluted earnings per share were $0.36 per share in the second quarter of 1999 compared to $0.48 per share in the second quarter of 1998.

Net earnings of $13.0 million for the second quarter of 1999 reflects significant unit volume organic growth (up over seven percent in the quarter), the immediate accretive impact of the Acquisition, strong sales and operating performances by General Cable's industrial, power and control and specialty retail business units, and another strong quarter of over five percent manufacturing productivity. Compared to the second quarter of 1998, earnings per share declined 12 cents or 25 percent, principally reflecting the negative impact of lower prices for building wire products and some communications cables partially offset by the acquisition and volume-related earnings growth, principally in Communications cables, the positive impact of stepped up cost reduction activities, and the share repurchase program begun in the quarter and continuing.

Net sales on an as reported basis increased 43% from $306.7 million in the second quarter of 1998 to $438.6 million in the second quarter of 1999. After adjusting 1998 net sales to reflect the $0.11 decrease in the average monthly Comex price per pound of copper in the second quarter of 1999, net sales increased 49% to $438.6 million, up from $295.0 million for the same period in 1998. The increase in copper-adjusted net sales includes approximately $145 million of net sales related to the Acquisition for the month of June. The increase in copper-adjusted net sales reflects a 26% increase in Electrical products, an 8% increase in Communication products and $90.3 million of Energy products sales from the Acquisition.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES

The increase in Communication products copper-adjusted net sales included higher sales volume of plastic insulated cable (PIC) to Regional Bell Operating Company customers and sales growth of 22% in Category 5 and enhanced high-speed data networking cables. The increase in Electrical products reflects the Acquisition and an increase in sales volume of automotive aftermarket and consumer cordset products, partially offset by lower selling prices for building wire products. Net sales of automotive aftermarket products increased 30% on the strength of higher sales to a leading automotive aftermarket retailer. Consumer cordset net sales were up 52% in the second quarter with significant increases in sales to the leading home center chain and a major hardware store retailer.

Selling, general and administrative expenses increased to $51.4 million in the second quarter of 1999 from $33.3 million in the second quarter of 1998 primarily reflecting the Acquisition, partially offset by a reduction in controllable spending in response to market conditions. Selling, general and administrative expenses as a percentage of copper-adjusted net sales was 11.7% in the second quarter of 1999, compared to 11.3% in the second quarter of 1998. Selling, general and administrative expenses for the acquired businesses were approximately 14% of net sales in the second quarter of 1999.

Operating income decreased to $29.3 million in the second quarter of 1999 compared to $33.6 million in the second quarter of 1998. The reduced operating income reflects significantly lower building wire pricing and to a lesser extent lower pricing for communication cables, partially offset by manufacturing cost reductions and operating income related to the acquired businesses for the month of June. In the second quarter of 1999, lower building wire pricing was responsible for a $15 million reduction in operating income. The average building wire price premium over the cost of copper was down 24% in the second quarter of 1999 compared to the same period in 1998.

Selling prices for Communication products were lower for both PIC products and certain data communication cables. Average selling prices for PIC products were 6% lower in the second quarter of 1999 compared to the same period in 1998 reflecting contractual price reductions resulting from lower raw material price indices and lower pricing conditions in the commercial marketplace. Selling prices for certain data communication cables were approximately 12% lower in the second quarter of 1999 compared to the same period in 1998.

Manufacturing productivity included savings related to materials, cycle-time reductions and process improvements. Material productivity resulted from agreements with suppliers to reduce the total delivered costs of raw materials, sourcing in-house certain compounds previously purchased outside the Company and enhanced process controls that reduced material usage. During the quarter the Company took action to reduce its salaried headcount by 70 people. This action when combined with rationalizations in the BICC plc energy cables business will further reduce costs in the second half.

Net interest expense was $8.4 million in the second quarter of 1999 compared to $4.0 million in the second quarter of 1998. The increase reflects increased borrowings related to the Acquisition and higher interest rates under the new credit facility.

The effective income tax rate for the second quarter of 1999 was 37.5% compared to 39% for the second quarter of 1998.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998

Net income was $21.1 million in the first six months of 1999 compared to $31.6 million in the first six months of 1998. Fully diluted earnings per share were $0.57 per share for the first six months of 1999 compared to $0.84 per share for the same period in 1998.

Net sales on an as reported basis increased 20% to $701.4 million in the first six months of 1999 from $585.3 million for the same period in 1998. After adjusting 1998 net sales to reflect the $0.13 decrease in the average monthly Comex price per pound of copper in the first six months of 1999, net sales increased $140.9 million or 25%, up from $560.5 million for the first six months of 1998. The increase in copper-adjusted net sales reflects a 12% increase in Electrical products and a 5% increase in Communication products and $90.3 million of Energy products sales from the Acquisition.

The increase in Electrical products net sales includes net sales related to the Acquisition and increased sales volume of consumer cordset and automotive aftermarket products, partially offset by lower sales volume and selling prices for building wire products. Net sales of consumer cordset products were up 44% in the first six months of 1999 with significant increases in net sales to the leading home center chain and a major hardware store retailer. Automotive aftermarket product net sales increased 23% during the first six months of 1999 reflecting sales growth with a leading automotive aftermarket retailer.

Selling, general and administrative expenses increased to $80.9 million in the first six months of 1999 from $64.6 million in the first six months of 1998. The increase reflects selling, general and administrative expenses for June 1999 related to the acquired businesses, partially offset by a reduction in controllable spending in response to market conditions. Selling, general and administrative expenses as a percentage of copper-adjusted net sales were 11.5% for both the first six months of 1999 and 1998. The 11.5% for the first six months of 1999 include June selling, general and administrative expenses for the acquired businesses at a rate of 14% of net sales.

Operating income was $46.6 million for the first six months of 1999 compared to $59.3 million for the same period in 1998. The decrease in operating income reflects lower building wire pricing and to a lesser extent lower pricing for PIC products and certain data communications cables. The average building wire price premium over the cost of copper was down 20% in the first six months of 1999, which amounted to an operating profit reduction of approximately $24.0 million. These reductions in operating profit were partially offset by manufacturing cost reductions and operating income related to the acquired businesses for June 1999. Manufacturing cost reductions included savings related to materials, cycle-time reductions and process improvements.

Net interest expense was $12.8 million for the first six months of 1999 compared to $7.5 million in the same period of 1998. The increase reflects increased borrowings related to the Acquisition and higher interest rates under the new credit facility effective June 1, 1999.

The effective income tax rate for the first six months of 1999 was 37.5% compared to 39% for the first six months of 1998.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   ------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

In general, the Company requires cash for working capital, capital expenditures, debt repayment, interest and taxes. The Company's working capital requirements increase when it experiences strong incremental demand for products and/or significant copper price increases.

Cash used by operating activities in the first six months of 1999 was $26.9 million. Net income before depreciation and deferred taxes of $35.8 million was more than offset by a $38.9 million increase in receivables, a $6.9 million increase in other assets, a $9.7 million increase in inventories and a $7.2 million decrease in accounts payable, accrued liabilities and other long-term liabilities, all excluding the impact of the net assets acquired in the Acquisition. The increase in accounts receivable reflects the normal increase in activity during the spring and summer months of the second quarter versus the period prior to the year-end.

Cash flow used in investing activities was $392.6 million in the first six months of 1999, principally consisting of the phase I and phase II completions of the Acquisition (net of cash). Capital expenditures during the period were $24.5 million.

Cash flow provided by financing activities in the first six months of 1999 was $490.1 million, primarily reflecting net proceeds of borrowings of $747.0 million under the Company's new $1.05 billion credit facility ("the new facility"). The borrowings were used primarily to fund the phase I and phase II completion of the Acquisition and to pay down the existing revolving credit facility of $335.7 million as of May 28, 1999. In the period $11.7 million was spent on purchasing 858,400 General Cable common shares pursuant to a Board of Directors approved plan to repurchase up to $50 million of General Cable stock. The final amount of stock repurchased will be determined by overall financial and market conditions. Also in the period $3.7 million of dividends were paid to shareholders of common stock.

The new facility replaced the $350.0 million credit facility originally established as part of the initial public offering of General Cable common stock in May 1997. Both facilities were entered into with The Chase Manhattan Bank as administrative agent, and a syndicate of banks. The new facility consists of: 1) term loans in Sterling, Euros and Dollars in an aggregate amount up to $125.0 million, 2) term loans in Dollars in an aggregate amount up to $675.0 million and 3) revolving loans and letters of credit in Dollars and Foreign Currencies in aggregate amount up to $250.0 million. Borrowings are secured by assets of the Company's North American operations and a portion of the stock of its non-North American subsidiaries and are also guaranteed by the Company's principal operating subsidiaries.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES

Borrowings under the new facility were $760.4 million at June 30, 1999.

The new facility loans bear interest, at the Company's option, at (i) a spread over LIBOR or (ii) the Alternate Base Rate, which is defined as the higher of
(a) the Agent's Prime Rate, (b) the secondary market rate for certificates of deposit (adjusted for reserve requirements) plus 1% or (c) the Federal Funds Effective Rate plus 1/2 of 1%.

A commitment fee accrues on the full amount of the new facility, regardless of usage. The commitment fee ranges between 35.0 and 50.0 basis points per annum and the spread over LIBOR ranges between 175.0 and 325.0 basis points per annum. Both the commitment fee and the spread over LIBOR are subject to periodic adjustment depending upon the Company's Leverage Ratio. The new facility restricts certain corporate acts and contains required minimum financial ratios and other covenants.

In November 1997, General Cable entered into interest rate swap agreements with three banks which effectively fix interest rates for specific amounts borrowed as follows (dollars in millions):

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

General Cable began a Year 2000 readiness program in 1997. Key financial and operational systems including equipment with embedded systems have been inventoried and assessed for Year 2000 compliance. It is expected that as of September 30, 1999, all primary business systems will have been made Year 2000 compliant. As of June 30, 1999, more than 97% of plant machinery has been evaluated, with 93% of the machinery already Year 2000 compliant. The remaining machinery will be Year 2000 ready by the third quarter of 1999.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES

General Cable has contacted the majority of its key customers and suppliers regarding their plans for Year 2000 readiness. The key customers indicate they will be ready by the third quarter of 1999, while the key suppliers anticipate readiness by the fourth quarter of 1999. The effect, if any, on the Company's results of operation from failure of third parties to be Year 2000 ready is not reasonably estimable.

The acquired BICC businesses began a Year 2000 readiness program in early 1997. Key financial and operational systems including equipment with embedded systems have been inventoried and assessed for Year 2000 Compliance. All key business systems should be compliant by September 30, 1999. Overall approximately 84% of the systems, processes and equipment have been evaluated, with 82% already compliant. The remainder are planned to be compliant at various times during the remainder of 1999.

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

The Company's total cost of the Year 2000 project, which includes the acquired BICC businesses after May 28, 1999, is estimated to be $4.0 million including $2.6 million of estimated expense and $1.4 million of capital expenditures.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 4. RESULTS OF VOTES OF SECURITY HOLDERS

     General Cable's Annual Meeting of Shareholders was held on May 13, 1999. Proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934 and each of the following matters was voted upon and approved by the shareholders as indicated below. Of the 37,428,060 shares outstanding, 4,095,729 were not voted.

           a)   Election of Directors:
                                                                For                     Against
                                                                ---                     -------
               Gregory B. Kenny                                32,914,654                 417,677
               Robert L. Smialek                               32,915,266                 417,065

The following Directors are continuing in office after the date of the Annual
Meeting: Gregory E. Lawton, Jeffrey Noddle, Stephen Rabinowitz and John E. Welsh, III.

          b) Ratification of appointment of Deloitte & Touche LLP to audit the 1999 consolidated financial statements of General Cable. Votes for - 33,311,452; votes against - 13,650; and abstentions - 7,229.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits

                       27.1 -  Financial Data Schedule

               (b)  Reports on Form 8-K

                    (i) Form 8-K for the acquisition of the worldwide energy cable and cable systems businesses of BICC plc and its subsidiaries filed on June 14, 1999.

                    (ii) Form 8-K/A including the financial statements and pro forma financial information required to be filed with respect to the acquisition of the worldwide energy cable and cable systems businesses of BICC plc and its subsidiaries filed on August 13, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             GENERAL CABLE CORPORATION

Signed: August 16, 1999                  By: s/CHRISTOPHER F. VIRGULAK
                                            --------------------------
                                              Christopher F. Virgulak
                                              Executive Vice President, Chief
                                                Financial Officer and Treasurer