Form 10-Q
period 1999-09-30
GENERAL CABLE CORP /DE/
filed 1999-11-12
CIK 886035

--------------------------------------------------------------------------------





                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549



                                    FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                For the Quarterly Period Ended September 30, 1999
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
Yes [X]    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                           Outstanding at October 29, 1999
         -----                           -------------------------------
Common Stock, $.01 Par Value                       34,659,133



--------------------------------------------------------------------------------

                           GENERAL CABLE CORPORATION

                           INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q



PART I - FINANCIAL INFORMATION                                                     Page
                                                                                   -----
Item   1.  Consolidated Financial Statements
                 Statements of Income -
                     For the three and nine months ended September 30, 1999
                     and 1998                                                        3

                 Balance Sheets -
                      September 30, 1999 and December 31, 1998                       4

                 Statements of Cash Flows -
                      For the nine months ended September 30, 1999 and 1998          5

                Statements of Changes in Shareholders' Equity -
                      For the nine months ended September 30, 1999 and 1998          6


                 Notes to Consolidated Financial Statements                          7


Item   2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                13


PART II- OTHER INFORMATION

Item   6.  Exhibits and Reports on Form 8-K                                         21


SIGNATURE                                                                           22




                                        GENERAL CABLE CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF INCOME
                                           (IN MILLIONS, EXCEPT PER SHARE DATA)
                                                       (UNAUDITED)



                                                             Three Months Ended                   Nine Months Ended
                                                                September 30,                       September 30,
                                                                -------------                       -------------
                                                             1999            1998                1999             1998
                                                           -------         -------            ---------         -------

Net sales                                                 $   677.7        $   304.5        $   1,379.1        $   889.8

Cost of sales                                                 554.9            235.2            1,128.8            696.6
                                                          ---------        ---------        -----------        ---------

Gross profit                                                  122.8             69.3              250.3            193.2

Selling, general and administrative expenses                   77.4             29.6              158.3             94.2
                                                          ---------        ---------        -----------        ---------

Operating income                                               45.4             39.7               92.0             99.0
                                                          ---------        ---------        -----------        ---------

Interest income (expense):
   Interest expense                                           (17.6)            (4.2)             (30.8)           (12.2)
   Interest income                                              0.8              0.2                1.2              0.7
                                                          ---------        ---------        -----------        ---------
                                                              (16.8)            (4.0)             (29.6)           (11.5)
                                                          ---------        ---------        -----------        ---------

Earnings before income taxes                                   28.6             35.7               62.4             87.5

Income tax provision                                          (10.7)           (13.6)             (23.4)           (33.8)
                                                          ---------        ---------        -----------        ---------

Net income                                                $    17.9        $    22.1        $      39.0        $    53.7
                                                          =========        =========        ===========        =========

Earnings per common share                                 $    0.50        $    0.60        $      1.07        $    1.46
                                                          =========        =========        ===========        =========

Weighted average common shares                                 35.8             36.8               36.4             36.8
                                                          =========        =========        ===========        =========

Earnings per common share-assuming dilution               $    0.50        $    0.59        $      1.07        $    1.43
                                                          =========        =========        ===========        =========

Weighted average common shares-assuming
     dilution                                                  35.9             37.5               36.5             37.6
                                                          =========        =========        ===========        =========



          See accompanying Notes to Consolidated Financial Statements.



                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

ASSETS                                                            September 30,            December 31,
------                                                                1999                    1998
                                                                   ----------               --------
Current Assets:
                                                                   (unaudited)
     Cash                                                          $     88.2               $    3.4
     Receivables, net                                                   585.6                  163.4
     Inventories                                                        435.6                  198.5
     Deferred income taxes                                               14.9                   15.3
     Prepaid expenses and other                                          22.9                    9.7
                                                                   ----------               --------
        Total current assets                                          1,147.2                  390.3

Property, plant and equipment, net                                      430.8                  210.8
Deferred income taxes                                                    48.0                   24.2
Prepaid pension cost                                                     31.2                     --
Investment in joint ventures                                             27.6                    1.5
Other non-current assets                                                 34.7                   24.2
                                                                   ----------               --------

        Total assets                                               $  1,719.5               $  651.0
                                                                   ==========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities:
     Accounts payable                                              $    384.1               $   99.6
     Accrued liabilities                                                186.9                   56.9
     Current portion of long-term debt                                   12.6                     --
                                                                   ----------               --------
        Total current liabilities                                       583.6                  156.5

Long-term debt                                                          827.2                  246.8
Other liabilities                                                       112.7                   70.5
                                                                   ----------               --------
        Total liabilities                                               939.9                  473.8
                                                                   ----------               --------

Shareholders' Equity:
     Common stock, $0.01 par value:
       Issued and outstanding shares:
         September 30, 1999 - 35,253,628
         December 31, 1998 - 36,815,340                                   0.4                    0.4
     Additional paid-in capital                                          90.1                   84.8
     Retained earnings                                                  136.5                  103.2
     Accumulated other comprehensive income (loss)                        3.1                   (5.2)
     Treasury stock  - 1,768,400 shares in 1999                         (25.2)                    --
     Other shareholders' equity                                          (8.9)                  (6.0)
                                                                   ----------               --------
        Total shareholders' equity                                      196.0                  177.2
                                                                   ----------               --------

        Total liabilities and shareholders' equity                 $  1,719.5               $  651.0
                                                                   ==========               ========

          See accompanying Notes to Consolidated Financial Statements.


                                            GENERAL CABLE CORPORATION AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (IN MILLIONS, AUDITED)
                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                                  -----------------
                                                                                                1999              1998
                                                                                                ----              ----
Cash flows of operating activities:
     Net income                                                                              $   39.0           $  53.7
     Adjustments to reconcile net income
       to net cash provided by operating activities:
         Depreciation and amortization                                                           22.5              13.3
         Deferred income taxes                                                                    0.6               2.6
         Changes in operating assets and liabilities, net of effect of acquisitions:
               Increase in receivables                                                          (71.0)            (19.4)
               Decrease (increase) in inventories                                                11.7             (15.2)
               Decrease (increase) in other assets                                                0.6              (3.0)
               Increase (decrease) in accounts payable,
                accrued and other liabilities                                                    (8.7)              6.5
                                                                                             --------           -------
                  Net cash flows of operating activities                                         (5.3)             38.5
                                                                                             --------           -------

Cash flows of investing activities:
      Capital expenditures                                                                      (56.2)            (52.0)
      Acquisitions, net of cash acquired                                                       (378.8)               --
      Proceeds from the sale of property                                                          0.5               3.5
      Other, net                                                                                  1.6               0.6
                                                                                             --------           -------
                  Net cash flows of investing activities                                       (432.9)            (47.9)
                                                                                             --------           -------

Cash flows of financing activities:
      Dividends paid                                                                             (5.6)             (4.2)
      Net changes in revolving credit borrowings                                               (212.5)             15.6
      Issuance of long-term debt                                                                768.8                --
      Acquisition of treasury stock                                                             (25.2)               --
      Repayment of other long-term debt                                                          (2.5)             (0.6)
                                                                                             --------           -------
                  Net cash flows of financing activities                                        523.0              10.8
                                                                                             --------           -------

Increase in cash                                                                                 84.8               1.4
Cash-beginning of period                                                                          3.4               4.2
                                                                                             --------           -------
Cash-end of period                                                                           $   88.2           $   5.6
                                                                                             ========           =======

SUPPLEMENTAL INFORMATION
      Income taxes paid, net of refunds                                                      $   15.2           $  22.6
                                                                                             ========           =======
      Interest paid                                                                          $   24.3           $   9.3
                                                                                             ========           =======

NONCASH ACTIVITIES
       Issuance of restricted stock, net of forfeitures                                      $    4.3           $   1.0
                                                                                             ========           =======

          See accompanying Notes to Consolidated Financial Statements.


                                              GENERAL CABLE CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                               (IN MILLIONS, EXCEPT SHARE AMOUNTS)





                                                                                     Accumulated
                                       Common Stock        Additional                    Other                  Other
                                  -----------------------   Paid-In     Retained     Comprehensive   Treasury  Shareholders'
                                     Shares        Amount   Capital     Earnings     Income(Loss)     Stock    Equity        Total
                                   -----------    -------   -------     --------     -----------     ------    -------      -------

Balance, December 31, 1998          36,815,340    $   0.4   $  84.8     $  103.2     $  (5.2)         --      $  (6.0)    $  177.2
   Comprehensive income:
      Net income                                                            39.0                                              39.0
      Foreign currency
         translation adjustment                                                          8.3                                   8.3
                                                                                                                            ------
   Comprehensive income                                                                                                       47.3
   Dividends                                                                (5.6)                                             (5.6)
   Issuance of restricted stock        205,941                  4.3                                              (4.3)         --

   Amortization of restricted
      stock  and other                                          0.9                                               1.2          2.1

   Acquisition of treasury stock    (1,768,400)                                                      (25.2)                  (25.2)

   Other                                   747                  0.1         (0.1)                                 0.2          0.2
                                   -----------    -------   -------     --------     -------        ------    -------     --------


Balance, September 30, 1999         35,253,628    $   0.4   $  90.1     $  136.5     $   3.1        $(25.2)   $  (8.9)    $  196.0
                                   ===========    =======   =======     ========     =======        ======    =======     ========


Balance, December 31, 1997          36,773,139    $   0.4   $  83.3     $   38.2     $   0.5        $ --      $  --       $  122.4
   Comprehensive income:
      Net income                                                            53.7                                              53.7
                                                                                                                          --------
   Comprehensive income                                                                                                       53.7
   Dividends                                                                (4.2)                                             (4.2)
   Issuance of restricted stock         26,765                  1.0                                                            1.0

   Other                               (14,350)                             (0.2)                                             (0.2)
                                   -----------    -------   -------     --------     -------        ------    -------     --------

Balance, September 30, 1998         36,814,254    $   0.4   $  84.3     $   87.5     $   0.5        $ --      $  --       $  172.7
                                   ===========    =======   =======     ========     =======        ======    =======     ========






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

BASIS OF PRESENTATION The accompanying unaudited consolidated financial statements of General Cable Corporation and Subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of results that may be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 1999.

NEW STANDARDS During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". General Cable will be required to adopt SFAS No. 133, as amended, no later than January 1, 2001. Management has not yet analyzed the impact of SFAS No. 133 on its consolidated financial statements.

2.      ACQUISITIONS
        ------------

On May 28, 1999, General Cable completed the first phase of the transaction to acquire BICC plc's worldwide energy cable and cable systems businesses for a purchase price of $337.9 million in cash, subject to adjustment for changes in certain balances. Phase one was comprised of all of the North America operations and all of the operations in Spain, Italy, the United Kingdom, and New Zealand. The acquisition was financed by a portion of the Company's new $1.05 billion credit facility which was obtained to fund the acquisition, refinance existing debt, provide working capital flexibility and allow for additional business development activities. This acquisition has been accounted for under the purchase method of accounting.

At the end of the second quarter, General Cable completed the second phase of the transaction to acquire BICC plc's worldwide energy cable and cable systems businesses including ownership interests in businesses in Fiji, Portugal, Zimbabwe, Mozambique, Angola, Indonesia, Malaysia and Singapore for a cash payment of $26 million, subject to adjustment. On September 2, 1999, General Cable completed the acquisition of BICC plc's ownership interest in a wire and cable manufacturing joint venture based in Berlin, Germany with a payment of $21.9 million.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The purchase price has been preliminarily allocated based on estimated fair values of assets acquired and liabilities assumed at the date of acquisition, subject to final adjustments. The results of the businesses acquired have been included in the consolidated financial statements since the acquisition date. The estimated fair values of assets acquired and liabilities assumed were as follows (in millions):


               Cash                                                $  11.8
               Receivables                                           341.1
               Inventories                                           240.9
               Property, plant and equipment                         178.4
               Prepaid pension cost                                   31.2
               Other assets                                           49.7
                                                                   -------
               Total                                                 853.1
               Accounts payable and accrued liabilities             (426.5)
               Long-term debt                                        (23.1)
               Other liabilities                                     (23.5)
                                                                   -------
               Total net                                           $ 380.0
                                                                   =======

The allocation of purchase price will be finalized upon completion of certain valuations and studies related to among other things pension and post-retirement benefit plans, fixed assets, restructuring reserves related to certain duplicate facilities and other activities to integrate the acquired operations.

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

The following unaudited pro forma information presents a summary of General Cable's consolidated statement of income and the acquired businesses of BICC as if the acquisition had occurred on January 1, 1998 (in millions except per share data):

                                                                             Nine Months Ended
                                                                                   September 30,
                                                                             1999              1998
                                                                             ----              ----
          Net sales                                                      $2,204.9          $2,190.2
          Net income                                                          9.5              53.9

          Earnings per share of common stock
               Basic                                                     $   0.26            $ 1.46
               Diluted                                                       0.26              1.43


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

On September 15, 1999, General Cable announced that it had formed a new joint venture in Baoying Jiangsu province in Mainland China with the Jiangsu Group Co. Ltd. General Cable paid $10.0 million in September 1999 and $3.1 million in October 1999 for approximately two-thirds ownership of the joint venture.

3.         INVENTORIES
           -----------

Inventories consisted of the following (in millions):

                                                                                     September 30,             December 31,
                                                                                          1999                      1998
                                                                                     -------------             ------------
             Raw materials                                                            $   66.8                   $  23.0
             Work in process                                                              91.0                      25.2
             Finished goods                                                              277.8                     150.3
                                                                                      --------                   -------
               Total                                                                  $  435.6                   $ 198.5
                                                                                      ========                   =======


General Cable values the copper and aluminum component of its North American inventories using the last-in/first-out (LIFO) method. At September 30, 1999 and December 31, 1998, $106.4 million and $75.9 million, respectively, of inventories were valued using the LIFO method. Approximate replacement cost of inventories valued using the LIFO method totaled $104.4 million at September 30, 1999 and $55.6 million at December 31, 1998. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are necessarily based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many variables beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

4.     LONG-TERM DEBT
       --------------

Long-term debt consisted of the following (in millions):

                                                                                          September 30,           December 31,
                                                                                              1999                   1998
                                                                                          -------------           ------------
          Term loans                                                                         $785.5                 $  --
          Revolving loans                                                                      26.5                  239.0
          Other                                                                                27.8                    7.8
                                                                                             ------                  -----
                                                                                              839.8                  246.8
          Less current maturities                                                              12.6                    --
                                                                                             ------                  -----
                                                                                             $827.2                 $246.8
                                                                                             ======                 ======

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In conjunction with the acquisition of BICC plc's worldwide energy cable and cable systems businesses, General Cable entered into a new $1.05 billion credit facility which consists of: 1) term loans in Sterling, Euros and Dollars in an aggregate amount up to $125.0 million, 2) term loans in Dollars in an aggregate amount up to $675.0 million and 3) revolving loans and letters of credit in Dollars and foreign currencies in an aggregate amount up to $250.0 million.

Loans under the new facility bear interest, at the Company's option, at (i) a spread over LIBOR or (ii) a spread over the Alternate Base Rate, which is defined as the higher of (a) the agent's Prime Rate, (b) the secondary market rate for certificates of deposit (adjusted for reserve requirements) plus 1% or
(c) the Federal Funds Effective Rate plus 1/2 of 1%.

A commitment fee accrues on the unused portion of the new facility. The commitment fee ranges between 35 and 50 basis points per annum and the spread over LIBOR on all loans under the facility ranges between 175 and 325 basis points per annum. Both the commitment fee and the spread over LIBOR are subject to periodic adjustment depending upon the Company's Leverage Ratio. The new facility restricts certain corporate acts and contains required minimum financial ratios and other covenants.

The Company entered into certain interest rate derivative contracts for hedging of the new facility floating interest rate risk during the third quarter covering $375.0 million of the Company's debt. The net effect of the hedging program was to provide a collar within which the Company's interest rates on a portion of the new facility could move and which was at no cost to the Company. The Company entered into these agreements with members of the lending group and all counterparty members are significant international financial institutions.

Repayments under the term loans begin in September 2000 with the final maturity varying between March 2005 and March 2007.

5.         OTHER SHAREHOLDERS' EQUITY
           --------------------------

Other shareholders' equity consisted of the following (in millions):

                                                                                      September 30,           December 31,
                                                                                               1999                  1998
                                                                                            -------                ------
          Loans to shareholders                                                             $ (5.8)                $ (6.0)
          Unvested restricted stock, net of amortization                                      (3.1)                   --
                                                                                            ------                 ------
                                                                                            $ (8.9)                $ (6.0)
                                                                                            ======                 ======

In the first nine months of 1999, General Cable awarded 204,769 shares of restricted stock, net of forfeitures. Restrictions on the majority of the shares issued in 1999 will expire ratably over two years.

6.        EARNINGS PER COMMON SHARE

A reconciliation of the numerator and denominator of earnings per common share to earnings per common share assuming dilution is as follows (in millions):

                                                              Three Months Ended September 30,
                                           --------------------------------------------------------------------------------
                                                           1999                                       1998
                                           -------------------------------------      -------------------------------------
                                                                       Per Share                                    Per Share
                                           Income(1)     Shares(2)       Amount       Income(1)      Shares(2)       Amount
                                           ---------     ---------       ------       ---------      ---------       ------
Earnings per common share                   $ 17.9        35.8         $0.50            $ 22.1         36.8          $0.60
                                                                       =====                                         =====
Dilutive effect of stock options               --          0.1                            --            0.7
                                            ------      ------                          ------       ------
Earnings per common share-
   Assuming dilution                        $ 17.9        35.9         $0.50            $ 22.1         37.5          $0.59
                                            ======      ======         =====            ======       =======         =====


                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                              Nine Months Ended September 30,
                                           ---------------------------------------------------------------------------------
                                                           1999                                       1998
                                           -----------------------------------        --------------------------------------
                                                                     Per Share                                     Per Share
                                           Income(1)     Shares(2)    Amount          Income(1)      Shares(2)        Amount
                                           ---------     ---------    ------          ---------      ---------        ------
Earnings per common share                   $39.0         36.4         $1.07            $53.7         36.8            $1.46
                                                                       =====                                          =====
Dilutive effect of stock options              --           0.1                            --           0.8
                                            -----         ----                          -----        -----
Earnings per common share-
   Assuming dilution                        $39.0         36.5         $1.07            $53.7         37.6            $1.43
                                            =====         ====         =====            =====        =====            =====

(1)       Numerator
(2)      Denominator

7.     SEGMENT INFORMATION
       -------------------

The Electrical Group manufactures and sells wire and cable products which conduct electrical current for industrial, commercial and residential power and control applications. The Communications Group manufacturers and sells wire and cable products which transmit low voltage signals for voice, data, video and control applications. The Energy Group manufactures and sells wire and cable products which include low-medium-and high-voltage power distribution and power transmission products for terrestrial and subsea applications.

Summarized financial information for the Company's operating segments for the three months and nine months ended September 30, is as follows (in millions):

                                     Three Months Ended September 30
                                     -------------------------------
                                     Electrical     Communications    Energy
                                        Group           Group         Group      Corporate          Total
                                        -----           -----         -----      ---------          -----
        Net Sales:
            1999                       $  285.2      $  137.7       $  254.8        --          $    677.7
            1998                          178.3         126.2             --        --               304.5

       Operating Profit:
            1999                            3.2          16.5           25.7        --                45.4
            1998                           17.7          22.0             --        --                39.7

       Identifiable Assets:
          September 30, 1999              545.5         263.8          722.0      $  188.2         1,719.5
          December 31, 1998               318.1         235.9             --          97.0           651.0



                                        GENERAL CABLE CORPORATION AND SUBSIDIARIES
                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                            Nine Months Ended September 30
                                            ------------------------------
                                         Electrical        Communications           Energy
                                           Group                Group                Group            Corporate           Total
                                           -----                -----                -----            ---------           -----
        Net Sales:
            1999                          $652.4                 $381.6             $345.1              --             $1,379.1
            1998                           523.9                  365.9               --                --                889.8

        Operating Profit:
            1999                            10.3                   46.5               35.2              --                 92.0
            1998                            41.2                   57.8               --                --                 99.0





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

All statements, other than statements of historical fact, included in this report, including the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations", are, or may be considered, forward-looking statements under Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Important factors that could cause results to differ materially from those discussed in the forward-looking statements (Forward Statements) include: domestic and local country price competition, particularly in certain segments of the energy products, building wire and cordset markets, and other competitive pressures; general economic conditions, particularly those affecting the construction industry; the Company's ability to retain key customers and distributors; the Company's ability to increase manufacturing capacity; the cost of raw materials, including copper; the level of growth in demand for products serving various segments of the communications markets; the Company's ability to introduce successfully new or enhanced products; the impact of qualified technological changes; the Company's ability to achieve productivity improvements; the Company's ability to successfully integrate acquisitions; and the impact of changes in industry standards and the regulatory environment. All subsequent written and oral forward-looking statements attributable to the Company or persons acting for the Company are qualified in their entirety by the Forward Statements.

On April 6, 1999, the Company entered into an agreement to acquire BICC plc's worldwide energy cable and cable systems businesses ("the Acquisition"). On May 28, 1999, the Company completed the first phase of the transaction with the payment to BICC plc of $337.9 million. Phase one was comprised of all of the United States and Canada operations, and all of the operations in Spain (and its subsidiaries), Italy, the United Kingdom, and New Zealand. At the end of the second quarter, the Company completed the second phase of its acquisition including ownership interests in businesses in Fiji, Portugal, Zimbabwe, Mozambique, Angola, Indonesia, Malaysia and Singapore with a payment of $26 million. On September 2, 1999, the Company completed the acquisition of BICC plc's ownership interest in a wire and cable manufacturing joint venture based in Berlin, Germany with a payment of $21.9 million. The Acquisition was accounted for as a purchase, and accordingly, the results of operations of the acquired businesses are included in the consolidated financial statements for periods after the closing date.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES


On September 15, 1999, the Company announced that it had formed a new joint venture in Baoying Jiangsu province in Mainland China with the Jiangsu Boasheng Group Co. Ltd. The Company paid $10.0 million in September 1999 and $3.1 million will be paid during the fourth quarter of 1999 for approximately two-thirds ownership of the joint venture.

On June 30, 1999, the Company purchased SpecTran Corporation's joint venture interest in General Photonics for $2.3 million in cash. General Photonics, a manufacturer of optical fiber cables, was formed by General Cable Corporation and SpecTran in 1996.

The Company's reported net sales are directly influenced by the price of copper. Copper prices have been volatile, with the copper cathode daily selling price on the COMEX averaging $0.78 per pound during the third quarter of 1999 and $0.70 during the first nine months of 1999, $0.75 per pound for the third quarter of 1998 and $0.77 during the first nine months of 1998. However, as a result of a number of practices intended to match copper purchases with sales, the Company's overall profitability has not been significantly affected by changing copper prices. The Company generally passes changes in copper prices along to its customers, although there are timing delays of varying lengths depending upon the type of product, competitive conditions and particular customer arrangements. The Company does not engage in speculative metals trading or other speculative activities.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998

Net income was $17.9 million for the third quarter of 1999 compared to $22.1 million in the third quarter of 1998. Fully diluted earnings per share were $0.50 per share in the third quarter of 1999 compared to $0.59 per share in the third quarter of 1998.

Net earnings of $17.9 million for the third quarter of 1999 reflects unit volume organic growth (up over 11% from the prior year), the accretive impact of the acquisition of BICC Energy Cables, strong sales and operating performances by General Cable's specialty retail business unit, and manufacturing productivity. Compared to the third quarter of 1998, earnings per share declined 9 cents or 15%, principally reflecting the negative impact of lower prices for building wire products and some communications cables partially offset by the acquisition and volume-related earnings growth and manufacturing productivity improvement.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES

Net sales on an as reported basis increased 123% from $304.5 million in the third quarter of 1998 to $677.7 million in the third quarter of 1999. After adjusting 1998 net sales to reflect the $0.03 increase in the average monthly Comex price per pound of copper in the third quarter of 1999, net sales increased 120% to $677.7 million, up from $308.0 million for the same period in 1998. The increase in copper-adjusted net sales includes $363.2 million of net sales related to the Acquisition and an increase of $6.5 million from the Company's historical operations. The increase in copper-adjusted net sales reflects a 58% increase in Electrical products, an 8% increase in Communication products and $254.8 million of Energy products sales from the Acquisition.

The increase in Communication products copper-adjusted net sales included higher sales volume of data cables with sales growth of 44% in Category 5 and enhanced high-speed data networking cables. Communication product sales also reflected a 15% increase in volume of PIC telephone cables in the quarter. The increase in Electrical products reflects the Acquisition and 10% volume growth in the pre-acquisition business, partially offset by lower selling prices for building wire products. Consumer cordset net sales were up 32% in the third quarter with significant increases in sales to the leading home center chain and a major hardware store retailer.

Selling, general and administrative expenses increased to $77.4 million in the third quarter of 1999 from $29.6 million in the third quarter of 1998 primarily reflecting the Acquisition. Selling, general and administrative expenses as a percentage of copper-adjusted net sales was 11.4% in the third quarter of 1999, compared to 9.6% in the third quarter of 1998. Selling, general and administrative expenses for the acquired businesses were approximately 13% of net sales in the third quarter of 1999. The Company's pre-acquisition business reported a 3% reduction in selling, general and administrative cost as a percentage of sales on a comparable sales basis.

Operating income increased to $45.4 million in the third quarter of 1999 compared to $39.7 million in the third quarter of 1998. The increased operating income reflects operating income related to the acquired business, manufacturing costs reductions and operating income related to sales volume growth. These were partially offset by significantly lower building wire pricing and to a lesser extent lower pricing for communication cables. The results of the acquired business include $4.7 million of operating income received from BICC plc primarily related to management and other services provided by the Company prior to closings. In the third quarter of 1999, lower building wire pricing was responsible for a $17 million reduction in operating income. The average building wire price premium over the cost of copper was down 24% in the third quarter of 1999 compared to the same period in 1998.

Selling prices for Communication products were lower for both PIC products and certain data communication cables. Average selling prices for PIC products were 6% lower in the third quarter of 1999 compared to the same period in 1998 reflecting contractual price reductions resulting from lower raw material price indices and lower pricing conditions in the commercial marketplace. Selling prices for certain data communication cables were approximately 10% lower in the third quarter of 1999 compared to the same period in 1998.

Manufacturing productivity included savings related to materials, cycle-time reductions and process improvements. Material productivity resulted from agreements with suppliers to reduce the total delivered costs of raw materials, sourcing in-house certain compounds previously purchased outside the Company and enhanced process controls that reduced material usage.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES


Net interest expense was $16.8 million in the third quarter of 1999 compared to $4.0 million in the third quarter of 1998. The increase reflects increased borrowings related to the Acquisition and higher interest rates under the new credit facility.

The effective income tax rate for the third quarter of 1999 was 37.5% compared to 38.1% for the third quarter of 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998

Net income was $39.0 million in the first nine months of 1999 compared to $53.7 million in the first nine months of 1998. Fully diluted earnings per share were $1.07 per share for the first nine months of 1999 compared to $1.43 per share for the same period in 1998.

Net sales on an as reported basis increased 55% to $1,379.1 million in the first nine months of 1999 from $889.8 million for the same period in 1998. After adjusting 1998 net sales to reflect the $0.07 decrease in the average monthly Comex price per pound of copper in the first nine months of 1999, net sales increased $510.0 million or 59%, up from $869.1 million for the first nine months of 1998. The increase in copper-adjusted net sales reflects a 28% increase in Electrical products and a 6% increase in Communication products and $345.1 million of Energy products sales from the Acquisition.

The increase in Electrical products net sales includes net sales related to the Acquisition and increased sales volume of consumer cordset and automotive aftermarket products, partially offset by lower selling prices for building wire products. Net sales of consumer cordset products were up 39% in the first nine months of 1999 with significant increases in net sales to the leading home center chain and a major hardware store retailer. Automotive aftermarket product net sales increased 20% during the first nine months of 1999 reflecting sales growth with a leading automotive aftermarket retailer.

Selling, general and administrative expenses increased to $158.3 million in the first six months of 1999 from $94.2 million in the first nine months of 1998. The increase reflects selling, general and administrative expenses related to the acquired businesses, partially offset by a reduction in controllable spending in response to market conditions. Selling, general and administrative expenses as a percentage of copper-adjusted net sales were 11.5% for the first nine months of 1999 and 10.8 % for the first nine months of 1998. The 11.5% for the first nine months of 1999 include selling, general and administrative expenses for the acquired businesses (since acquisition date) at a rate of approximately 13% of net sales.

Operating income was $92.0 million for the first nine months of 1999 compared to $99.0 million for the same period in 1998. The decrease in operating income reflects lower building wire pricing and to a lesser extent lower pricing for PIC products and certain data communications cables. The average building wire price premium over the cost of copper was down 21% in the first nine months of 1999, which amounted to an operating profit reduction of approximately $42 million. These reductions in operating profit were partially offset by manufacturing cost reductions and operating income related to the acquired businesses for June through September 1999. Manufacturing cost reductions included savings related to materials, cycle-time reductions and process improvements.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES


Net interest expense was $29.6 million for the first nine months of 1999 compared to $11.5 million in the same period of 1998. The increase reflects increased borrowings related to the Acquisition and higher interest rates under the new credit facility effective June 1, 1999.

The effective income tax rate for the first nine months of 1999 was 37.5% compared to 38.6% for the first nine months of 1998.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES


LIQUIDITY AND CAPITAL RESOURCES

In general, the Company requires cash for working capital, capital expenditures, debt repayment, interest and taxes. The Company's working capital requirements increase when it experiences strong incremental demand for products and/or significant copper price increases.

Cash used by operating activities in the first nine months of 1999 was $5.3 million. Net income before depreciation and deferred taxes of $62.1 million and a $11.7 million decrease in inventories was more than offset by a $71.0 million increase in receivables and a $8.7 million decrease in accounts payable, accrued liabilities and other liabilities, all excluding the impact of the net assets acquired in the Acquisition. The increase in accounts receivable reflects the normal increase in sales activity during the third quarter versus the period prior to the year-end.

Cash flow used in investing activities was $432.9 million in the first nine months of 1999, principally consisting of the Acquisition (net of cash). Capital expenditures during the period were $56.2 million.

Cash flow provided by financing activities in the first nine months of 1999 was $523.0 million, primarily reflecting net proceeds of borrowings of $795.3 million under the Company's new $1.05 billion credit facility ("the new facility"). The borrowings were used primarily to fund the Acquisition and to pay down the existing revolving credit facility of $335.7 million as of May 28, 1999. In the period $25.2 million was spent on purchasing 1.8 million General Cable common shares pursuant to a Board of Directors approved plan to repurchase up to $50 million of General Cable stock. The final amount of stock repurchased will be determined by overall financial and market conditions. Also in the period, $5.6 million of dividends were paid to shareholders of common stock.

The new facility replaced the $350.0 million credit facility originally established as part of the initial public offering of General Cable common stock in May 1997. Both facilities were entered into with The Chase Manhattan Bank as administrative agent, and a syndicate of banks. The new facility consists of: 1) term loans in Sterling, Euros and Dollars in an aggregate amount up to $125.0 million, 2) term loans in Dollars in an aggregate amount up to $675.0 million and 3) revolving loans and letters of credit in Dollars and foreign currencies in an aggregate amount up to $250.0 million. Borrowings are secured by assets of the Company's North American operations and a portion of the stock of its non-North American subsidiaries and are also guaranteed by the Company's principal operating subsidiaries.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES


Borrowings under the new facility were $812.0 million at September 30, 1999. Loans under the new facility bear interest, at the Company's option, at (i) a spread over LIBOR or (ii) a spread over the Alternate Base Rate, which is defined as the higher of (a) the agent's Prime Rate, (b) the secondary market rate for certificates of deposit (adjusted for reserve requirements) plus 1% or
(c) the Federal Funds Effective Rate plus 1/2 of 1%.

Repayments under the term loans begin in September 2000 with the final maturity varying between March 2005 and March 2007. The Company anticipates being able to meet its obligations as they come due.

A commitment fee accrues on the unused portion of the new facility. The commitment fee ranges between 35 and 50 basis points per annum and the spread over LIBOR on all loans under the facility ranges between 175 and 325 basis points per annum. Both the commitment fee and the spread over LIBOR are subject to periodic adjustment depending upon the Company's Leverage Ratio. The new facility restricts certain corporate acts and contains required minimum financial ratios and other covenants.

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

In September 1999, one-half of the above remaining swaps were terminated at zero cost to the Company.

The Company entered into certain interest rate derivative contracts for hedging of the new facility floating interest rate risk during the third quarter covering $375.0 million of the Company's debt. The net effect of the hedging program was to provide a collar within which the Company's interest rates on a portion of the new facility could move and which was at no cost to the Company. The Company entered into these agreements with members of the lending group and all counterparty members are significant international financial institutions.

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

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES


Both General Cable and the acquired BICC businesses began a Year 2000 readiness program in 1997. Key financial and operational systems including equipment with embedded systems have been inventoried and assessed for Year 2000 compliance. These key systems have been remediated, where necessary, and are believed to be Year 2000 compliant.

The Company has contacted the majority of its key customers and suppliers regarding their plans for Year 2000 readiness. The key customers indicate they are ready for the Year 2000, while the key suppliers anticipate readiness in the fourth quarter of 1999. The effect, if any, on the Company's results of operation from failure of third parties to be Year 2000 ready is not reasonably estimable.

The Company currently believes that the most likely worst case scenario with respect to the Year 2000 issue is the failure of one or more suppliers, including utility suppliers, to become Year 2000 compliant, which could result in the temporary interruption of the supply of necessary products or services to a manufacturing facility. This could disrupt production for a period of time, which in turn could result in potential lost sales and profits. Additionally, marketing and administrative expense could increase if automated functions would have to be performed manually.

Contingency plans to protect the business from Year 2000-related interruptions have been and are continuing to be developed and address the recovery procedures in the event of a failure of critical business systems, including supplier and customer procurement and delivery systems. These plans encompass, but are not limited to, alternate sourcing, work process alternatives and the availability of information technology resources to remediate any systems failures. The contingency plans will be in place by the end of the fourth quarter.

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

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

              (a)    Exhibits

                          10.19    - Credit Agreement between the Company,
                                     Chase Manhattan Bank, as Administrative
                                     Agent, and the lenders signatory thereto dated May 28, 1999.

                          10.20    - Amendment dated October 8, 1999 to the
                                     Credit Agreement between the Company,
                                     Chase Manhattan Bank, as Administrative
                                     Agent, and the lenders signatory thereto dated May 28, 1999.

                          10.21    - Employment Agreement dated October 18,
                                     1999, between Stephen Rabinowitz and the Company.

                          10.22    - Employment Agreement dated October 18,
                                     1999, between Gregory B. Kenny and the
                                     Company.

                          10.23    - Employment Agreement dated October 18,
                                     1999, between Christopher F. Virgulak and the Company.

                          10.24    - Employment Agreement dated October 18,
                                     1999, between Robert Siverd and the
                                     Company.

                          10.25    - Change-in-Control Agreement dated
                                     October 18, 1999, between Stephen
                                     Rabinowitz and the Company.

                          10.26    - Change-in-Control Agreement dated
                                     October 18, 1999, between Gregory B. Kenny and the Company.

                          10.27    - Change-in-Control Agreement dated
                                     October 18, 1999, between Christopher F.
                                     Virgulak and the Company.

                          10.28    - Change-in-Control Agreement dated
                                     October 18, 1999, between Robert Siverd and the Company.

                          27.1     - Financial Data Schedule

              (b)    Reports on Form 8-K

                     (i) Form 8-K/A including the financial statements and pro forma financial information required to be filed with respect to the acquisition of the worldwide energy cable and cable systems businesses of BICC plc and its subsidiaries filed on August 13, 1999.

                                   SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                            GENERAL CABLE CORPORATION



Signed: November 12, 1999
                                        By: /s/ Christopher F. Virgulak
                                            ------------------------------------
                                             Christopher F. Virgulak
                                             Executive Vice President, Chief
                                               Financial Officer and Treasurer