Form 10-K405
period 1999-12-31
GENERAL CABLE CORP /DE/
filed 2000-03-30
CIK 886035

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1999
Commission File No. 1-12983

GENERAL CABLE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	06-1398235

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 Tesseneer Drive
Highland Heights, KY 41076
(Address of principal executive offices)

(606) 572-8000
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which registered

Common Stock, $.01 Par Value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and need not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

As of March 1, 2000, there were 34,006,041 shares of the Registrant’s Common Stock outstanding. The aggregate market value of Common Stock held by non-affiliates was $323 million (based upon non-affiliate holdings of 33,523,397 shares and a market price of $9.63 per share).

Documents Incorporated by Reference:

Proxy Statement for the 2000 Annual Meeting of Shareholders (portions of which are incorporated by reference in Part III hereof).

GENERAL CABLE CORPORATION
INDEX TO ANNUAL REPORT
ON FORM 10-K

PART I.

Item 1. Business

General Cable Corporation, which does business as BICCGeneral (General Cable or the Company), is a leader in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for the communications, energy and electrical markets. Communications wire and cable transmit low voltage signals for voice, data, video and control applications. Energy cables include low-, medium- and high-voltage power distribution and power transmission products for aerial, terrestrial and subsea applications. Electrical wire and cable products conduct electrical current for industrial, commercial and residential power and control applications. The Company believes that its principal competitive strengths include its breadth of product line; brand recognition; distribution strength; customer selection, sales and service; and improved operating efficiency.

The Company is a Delaware corporation and was incorporated in April 1994. Its principal executive offices are located at 4 Tesseneer Drive, Highland Heights, Kentucky 41076 and its telephone number is (606) 572-8000.

The Company and its predecessors have served the communications and electrical markets for over 150 years. Its immediate predecessor (Predecessor) was formed in April 1992 to hold the wire and cable and heavy equipment businesses of American Premier Underwriters, Inc. (American Premier), then known as The Penn Central Corporation. American Premier entered the wire and cable business in 1981, when it acquired the successor to the original General Cable Corporation, and significantly expanded the business between 1988 and 1991 by acquiring Carol Cable Company, Inc. and other wire and cable businesses and facilities. In July 1992, American Premier distributed 88% of the outstanding common stock of General Cable to American Premier’s stockholders. As a result, General Cable, which owned wire and cable and heavy equipment businesses, became a public company with its common stock traded on the Nasdaq Market. In June 1994, a subsidiary of Wassall PLC (Wassall) acquired the Predecessor by purchase of a $169.8 million General Cable subordinated promissory note, the General Cable common stock held by American Premier and a tender offer for the publicly-held General Cable common stock.

Between May and August 1997, Wassall consummated public offerings for the sale of all of its interest in General Cable’s common stock. The Company has operated as an independent public company since completion of the offerings.

On April 6, 1999, the Company entered into an agreement to acquire BICC plc’s worldwide energy cable and cable systems businesses. On May 28, 1999, the Company completed the first phase of the transaction with the payment to BICC plc of $337.9 million. Phase one was comprised of all of the United States and Canadian operations, and all of the operations in Spain (and its subsidiaries), Italy, the United Kingdom, and New Zealand. At the end of the second quarter, the Company completed the second phase of its acquisition including ownership interests in businesses in Fiji, Portugal, Zimbabwe, Mozambique, Angola, and Asia Pacific, with a payment of $26 million. On September 2, 1999, the Company completed the acquisition of BICC plc’s ownership interest in a wire and cable manufacturing joint venture based in Berlin, Germany with a payment of $21.9 million (collectively, the Acquisition). The Acquisition was accounted for as a purchase, and accordingly, the results of operations of the acquired businesses are included in the consolidated financial statements for periods after the respective closing dates.

On September 15, 1999, the Company announced that it had formed a new joint venture in Baoying Jiangsu province in Mainland China with the Jiangsu Boasheng Group Co. Ltd. The Company paid $10.0 million in September 1999 and $3.1 million was paid during the fourth quarter of 1999 for approximately two-thirds ownership of the joint venture.

In December 1999, the Company decided to sell certain business units due to deteriorating operating performance at these units. On February 9, 2000, the Company signed a definitive agreement with Pirelli Cavi e Sistemi S.p.A. (of Milan, Italy) for the sale of the stock of certain business units of its Pan-European, African and Asian operations, for proceeds of $216 million, subject to closing adjustments. The business units being sold were acquired from BICC plc during 1999 and consist primarily of the operations in the United Kingdom, Italy and Africa and a joint venture in Malaysia. The transaction also includes the joint venture in China. The business units to be sold produced 1999 net sales and operating profit, before the asset impairment charges, of $369.0 million and $13.2 million, respectively. The total assets and total liabilities of the business units to be sold at December 31, 1999 were $387.5 million and $171.5 million, respectively. The proceeds from the transaction will be used to reduce the Company’s debt. The transaction is expected to close by the end of June 2000 and is subject to approval from the European Union competition authorities and certain other conditions.

The following table sets forth summarized financial information by reportable segment for the years ended December 31 (in millions):

	1999	1998	1997

Net sales:

Communications	$505.3	$460.1	$415.9

Electrical	959.3	690.4	718.6

Energy	623.8	—	—

	$2,088.4	$1,150.5	$1,134.5

Operating income:

Communications	$59.3	$74.0	$53.0

Electrical	12.7	55.6	51.5

Energy	28.8	—	—

	$100.8	$129.6	$104.5

After the Acquisition, the Company has operated its businesses in two geographic regions: 1) North America and 2) Europe, Africa, the Middle East and Asia Pacific (EAMAP).

North America

The principal products, markets, distribution channels and end-users of each of General Cable’s North American product categories are summarized below:

Principal
Distribution
Product Category	Principal Products	Principal Markets	Channels	Principal End-Users

Communications Group:

Outside Voice and Data	PIC; Outside Service Wire	Telecom Local Loop	Direct; Distributors	Telecommunications System Operators

Data Communications	Multi-Conductor/Multi- Pair; Fiber Optic Cable; Shipboard; Military fiber cable	Computer Networking and Multimedia Applications	Distributors; Direct	Contractors; Original Equipment Manufacturers (“OEMs”); Systems Integrators; Military Customers

Electronics	Multi-Conductor; Coaxial Cable; Sound, Security/ Fire Alarm	Building Management; Entertainment; Equipment Control	Distributors; Retailers; Direct	Contractors; Consumers; Industrial

Communication Assemblies	Cable harness; Connector Cables	Telecommunication; Industrial Equipment; Medical Equipment	Direct	Communications and Industrial Equipment Manufacturers

Electrical Group:

Building Wire	THHN; Romex® Aluminum; Armored Products	Non-Residential and Residential Construction	Distributors; Retailers; OEM’s	Contractors; Consumers

Instrumentation, Power Control and Specialty	Rubber and Plastic- Jacketed Wire and Cable; Power and Industrial Cables; Instrumentation Control	Industrial Power and Control; Utility/Marine/ Transit; Military; Mining; Power Generation	Distributors; Retailers; Direct; OEM	Industrial; Consumers; Contractors; OEMs; Military Customers

Cordsets and Power Assemblies	Consumer Cordsets; OEM Cordsets; Assemblies	DIY; Construction; Industrial Equipment	Retailers; Direct; Distributors; OEM’s	Consumers; Contractors

Automotive	Ignition Wire Sets; Booster Cables	Automotive Aftermarket	Retailers; Distributors	Consumers

Mineral Insulated Products	Mineral insulated Heating Wiring and Thermocouple Cables; Electronic Controllers	Commercial; Industrial; Thermocouple	Distributors, Direct; Public Power	Investor-Owned Utility Companies; Architects and Consulting Engineers; Turnkey Providers; Sensor and Probe OEM; Contractors

Energy Group:

Utility	Low-voltage, Medium- voltage Distribution Cable; Bare Overhead Conductor; High-voltage transmission	Power Utility	Investor-Owned Utility Companies; Direct; Distributors; Public Power	Investor-Owned Utility Companies; Public Power; Municipals and Rural Electric Associ- ations; Contractor (Utility) Development

Communications Group

The Communications Group manufactures and sells wire and cable products for voice, data and video transmission applications (Outside Voice and Data Products), multi-conductor/multi-pair and fiber optic cables used for computer and telephone interconnections in telephone company central offices and customer premises (Data Communications Products), and specialty products for use in machinery and instrument interconnection, audio, computer, security and other applications (Electronics) and harnesses and assemblies for telecommunications equipment manufacturers, industrial equipment manufacturers and medical equipment manufacturers (OEM Products).

Outside Voice and Data Products

General Cable’s principal Outside Voice and Data Products are plastic insulated cable (PIC) and outside service wire. PIC is short haul trunk, feeder or distribution cable from a telephone company central office to the subscriber premises. It consists of multiple paired conductors (ranging from 2 pairs to 4,200 pairs) and various types of sheathing, water-proofing, foil wraps and metal jacketing. Outside service wire is used to connect telephone subscriber premises to curbside distribution cable.

General Cable sells its Outside Voice and Data Products primarily to telecommunications system operators through its direct sales force under supply contracts of varying lengths, and also to telecommunications distributors. The agreements do not guarantee a minimum level of sales. Product prices are subject to periodic adjustment based upon changes in the cost of copper and other factors.

In 1997, 1998 and 1999, sales of Outside Voice and Data Products accounted for approximately 22%, 24% and 14%, respectively, of the Company’s net sales.

Data Communications Products

The Company’s Data Communications Products are high-bandwidth twisted pair copper and fiber optic cable for the customer premises, local area networks, central office and OEM telecommunications equipment markets. Customer premises products are used for wiring at subscriber premises, and include computer, riser rated and plenum rated wire and cable. Riser cable runs between floors and plenum cable runs in air spaces, primarily above ceilings in non-residential structures. Local area network cables run between computers along horizontal race ways and in backbones between servers. Central office products interconnect components within central office switching systems and public branch exchanges. General Cable sells Data Communications Products primarily through distributors and agents under the General Cable® brand name. In 1997, 1998 and 1999, sales of Datacom Products accounted for approximately 11%, 11% and 7%, respectively, of the Company’s net sales.

Electronics and Communication Assemblies

The Company’s Electronics Products include multi-conductor, multi-pair, coaxial, hook-up, audio and microphone cables, speaker and television lead wire, high temperature and shielded electronic wire. Primary uses for these products are various applications within the commercial, industrial instrumentation and control, and residential markets. These markets require a broad range of multi-conductor products for applications involving programmable controllers, robotics, process control and computer integrated manufacturing, sensors and test equipment, as well as cable for fire alarm, smoke detection, sprinkler control, entertainment and security systems. Many industrial and commercial environments require cables with exterior armor and/or jacketing materials that can endure exposure to chemicals, extreme temperatures and outside elements. The Company offers products that are specially designed for these applications.

Communications assemblies are used in communications switching systems and industrial control applications as well as medical equipment applications. These assemblies are used in such products as data processing equipment, telecommunications network switches, diagnostic imaging equipment, office machines and industrial machinery. General Cable’s Industrial Instrumentation and Control Products are sold primarily through distributors and agents under the Carol® brand name.

Electrical Group

The Electrical Group manufactures and sells wire and cable products (typically for applications at 600 volts or less) for use in non-residential and residential structures and in a wide variety of capital goods and consumer uses. General Cable has five principal Electrical product categories: building wire, portable cord, cordsets and OEM assemblies, automotive products and mineral insulated and fire resistant cable under the Pyrotenax® brand name.

Building Wire

General Cable manufactures and sells a broad line of thermosetting, thermoplastic and elastomeric insulated wire and cable products for the distribution of electrical power to and within non-residential and residential structures. The Company’s principal building wire products are THHN, a copper conductor used in non-residential construction and industrial applications, Romex® brand residential circuit, intermediate and feeder sized cables, and value-added specialty cables for industrial applications.

An increasing portion of the Company’s building wire sales consists of sales of high value-added products that meet more demanding service requirements or reduce installation costs. These products include tray cable, armored cable, aluminum utility service cable and control cable used in the operation and interconnection of protective and signaling devices in electrical distribution systems. General Cable sells its building wire products to electrical distributors for resale to electrical contractors, industrial customers and OEMs. Sales are also made through hardware and home center retail chains and other retail stores. In 1997, 1998 and 1999, sales of Building Wire accounted for approximately 41%, 38% and 20%, respectively, of the Company’s net sales.

Instrumentation, Power Control and Specialty Cables

The Company manufactures and sells a wide variety of rubber and plastic insulated portable cord products for power and control applications serving industrial, mining, entertainment, OEM, farming and other markets. Portable cord products have electrical characteristics similar to building wire, but are designed and constructed to be used in more dynamic and severe environmental conditions where a flexible but durable power supply is required. Portable cord products include both standard commercial cord and cord products designed to customer specifications. Portable rubber-jacketed power cord, the Company’s largest selling cord product line, is typically manufactured without a connection device at either end and is sold in standard and customer-specified lengths. Portable cord is also sold to OEMs for use as power cords on their products and in other applications, in which case the cord is made to the OEMs’ specifications. The Company also manufactures portable cord for use with moveable heavy equipment and machinery. General Cable’s portable cord products are sold under the Carol® brand name, primarily through electrical distributors and electrical retailers to industrial customers, OEMs, contractors and consumers.

The Company’s portable cords are used in the installation of new industrial equipment and the maintenance of existing equipment, and to supply electrical power at temporary venues such as festivals, sporting events, concerts and construction sites. The Company expects demand for portable cord to grow in response to general economic activity and the development of higher specification products for more environmentally demanding industrial applications.

The Company’s Specialty and Industrial products sold under the “BICCGeneral Brand Rex Cables” name include low- voltage and data transmission cables, automotive cables, rail and mass transit cables, shipboard cables, off-shore cables, other industrial cables and cables for low smoke/zero halogen systems and fire detection systems. Primary uses for these products include various applications within the power generating stations, marine, oil and gas, transit/locomotive, OEMs, machine builders, medical imaging, shipboard, aerospace industries, space flight and aircraft markets. Shipboard cables sold by the Company hold a leading position with the U.S. Navy. The Company’s “Polyrad XT” marine wire and cable products also provide superior properties and performance levels that are necessary for heavy-duty industrial applications to on- and offshore platforms, ships and oil rigs.

Industrial cable products include medium- and low-voltage power, control and instrumentation cable, armored power cable, flexible control cables, festoon cables, robotic cables and industrial data communications cables. These products have various applications in generating stations and substations, process control, mining, material handling, machine tool and robotics markets.

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

Power assemblies are used in a variety of demanding applications such as power delivery to office modules and for such products as power hand tools, floor care products and other appliances. The Company targets customers who require premium cordsets or assemblies that require innovative engineering and for whom the Company’s vertical integration in high-performance wire and cable provides a competitive cost advantage.

General Cable sells its cordsets primarily to OEMs and to hardware and home center retail chains, hardware distributors and mass merchants for resale to consumers and contractors. In addition, an increasing portion of the Company’s cordset sales are to electrical distributors for resale to retail outlets, electrical contractors, industrial companies and OEMs.

Automotive Products

General Cable’s principal automotive products are ignition wire sets and booster cables for sale to the automotive aftermarket. Booster cable sales are affected by the severity of weather conditions and related promotional activity by retailers. As a result, a majority of booster cable sales occur between September and January.

General Cable sells its automotive ignition wire sets and booster cables primarily to automotive parts retailers and distributors, hardware and home center retail chains and hardware distributors. The Company’s automotive products are also sold on a private label basis to retailers and other automotive parts manufacturers.

Pyrotenax Mineral Insulated Cable Products

Mineral insulated products are distributed under the well known Pyrotenax® brand name. The Pyrotenax business manufactures and supplies heating cable, electronic controllers, thermocouples and a wide range of fire resistant wiring products for high temperature and hazardous environment applications in North America. This product line services the commercial and industrial markets

Energy Group

The Energy Group manufactures and sells wire and cable products which include low-, medium- and high-voltage power distribution and power transmission products for overhead and buried applications.

Utility

The Company’s Utility Cables business is the leader in the supply of medium-voltage power distribution cables to the North American electric utility industry. The business manufactures low- and medium-voltage aluminum and copper cable, bare overhead aluminum conductor, high-voltage transmission and aluminum strip. Low- and medium-voltage cables are used for power distribution in the investor-owned utility and public power segments. High-voltage cables and bare conductor cables are transmission circuits in industrial facilities and independent power producer generating stations. Bare overhead conductor cable and aluminum strip have various uses in utility and industrial applications.

The Utility business has strategic alliances in the United States and Canada with a number of major customers and is strengthening its position through these partnerships. The business utilizes a network of direct sales and authorized distributors to supply low-, medium-voltage and bare overhead cable products. This market is represented by approximately 3,500 utility companies.

Other Operations

Genca Corporation (Genca), a subsidiary of General Cable, designs and manufactures extrusion tooling and accessories for sale to third parties and for use by General Cable. Genca’s product line of extrusion tooling includes generic and specialty crossheads, inline heads, extrusion and mixing screws, small tools, extrusion tips and dies, and related technical services. These products are used principally for the manufacture of insulated wire and cable, and the fabrication of plastic tubing and various hoses and pipes. Genca’s products are primarily sold through Genca’s agents and direct sales forces to end users.

Europe, Africa, the Middle East and Asia Pacific (EAMAP)

Principal
Distribution
Product Category	Principal Products	Principal Markets	Channels	Principal End-Users

Power Transmission and Distribution	Low-voltage; Medium-voltage and High-voltage Power Cable; Components	Utility	Distributors; Direct	Industrial Power

Industrial	Instrumentation Control; Communications Cables	Industrial, Power and Control; Telecom- munications	OEM’s; Distributors; Direct	Industrial; Mining; Oil and Gas; Telecommunications Systems Operators

Construction	Low-voltage and Medium-voltage Cables; Building wires	Non-Residential and Residential Construction	Distributors; Wholesalers	Industrial; Contractors

Mineral insulated products	Mineral insulated cable; heating products	Industrial, Commercial and power	Distributors; Direct	Industrial; OEM’s; Contractors

Power Transmission and Distribution

The power transmission business markets, designs, manufactures and installs supertension land and subsea cable systems worldwide. These products have direct burial, submarine, and tunnel applications for high and extra high voltage power transmission circuits that require the highest reliability and longest uninterrupted service life. The power distribution business specializes in the design, manufacture and supply of underground power cables and is a leading provider to the European power distribution utility market.

Industrial and Special Cables

The industrial and special cables business manufactures industrial and specialty cables primarily for oil, gas, petrochemical, transport, mining and specialty applications across Europe, North Africa, Middle East and Asia.

Construction

The construction business manufactures and supplies construction wiring cables and harmonized flexible cable products with applications in the general building and domestic OEM markets principally in Spain, Portugal and France. The Iberian businesses are the two main manufacturers and marketers of the company’s construction related wire and cable.

Mineral Insulated Products

Mineral insulated products is comprised of Thermoheat and Pyrotenax products. Thermoheat products include thermocouple and heating cable together with a range of temperature sensing and measurement systems, which have applications in industrial markets. The Company is a leader in Thermoheat products in the United Kingdom, Italian and German markets. Pyrotenax products include mineral insulated construction cables for applications where high performance reliability is essential and where environmental factors require the cable’s characteristics to be flame-retardant and resistant to moisture and chemicals. The Company markets and distributes its Pyrotenax products primarily through three national wholesalers in the United Kingdom, which generate approximately 90% of Pyrotenax sales.

Businesses to be Retained

The businesses to be retained after the Pirelli transaction closes include the businesses located in Spain, Portugal, New Zealand and Fiji, which principally manufacture power transmission and distribution products and construction products, and the mineral insulated business in the United Kingdom. In addition, General Cable is retaining a 50% interest in a joint venture in Indonesia. The joint venture has manufacturing capability for power cables as well as fiber optic communications cable but is not operating at present due to the economic and political uncertainty in the country. Upon improvement of the economy, the joint venture intends to market its products to, utilities and telecommunications companies.

Competition

The markets for all of General Cable’s products are highly competitive, and the Company experiences competition from at least one major competitor within each market. Due to the diversity of its product lines, however, the Company believes that no single competitor competes with the Company across the entire spectrum of the Company’s product lines. General Cable believes that it has developed strong customer relations as a result of its ability to supply customer needs across a broad range of products, its commitment to quality control and continuous improvement, its continuing investment in information technology, its emphasis on customer service, and its substantial product and distribution resources.

Although the primary competitive factors for General Cable’s products vary somewhat across the different product categories, the principal factors influencing competition are generally breadth of product line, inventory availability and delivery time, price, quality and customer service. Price is a highly significant factor for certain lines within the Company’s Electrical product categories. Many of the Company’s products are made to industry specifications, and are therefore essentially functionally interchangeable with those of competitors. However, the Company believes that significant opportunities exist to differentiate all of its products on the basis of quality, consistent availability, conformance to manufacturer’s specifications and customer service. Within the communications market, conformance to manufacturer’s specifications and technological superiority are also important competitive factors. Brand recognition is also a primary differentiating factor in the portable cord market and, to a lesser extent, in the Company’s other product groups.

Raw Materials

The principal raw material used by General Cable in the manufacture of its wire and cable products is copper. General Cable purchases copper in either cathode, rod or wire form from a number of major domestic and foreign producers, generally through annual supply contracts. In 1999, the Company produced approximately 33% of the copper rod used in its manufacturing operations at its cast copper rod mills in Plano, Texas and Prescot, UK. Copper is available from many sources, and General Cable believes that it is not dependent on any single supplier of copper. In 1999, the Company’s largest supplier of copper accounted for approximately 24% of the Company’s copper purchases.

General Cable has centralized its copper purchasing in both North America and EAMAP to capitalize on economies of scale and to facilitate the negotiation of favorable purchase terms from suppliers. The cost of copper has been subject to considerable volatility over the past several years. However, as a result of a number of practices intended to match copper purchases with sales, the Company’s profitability has generally not been significantly affected by changes in copper prices. General Cable generally passes changes in copper prices along to its customers, although there are timing delays of varying lengths depending upon the type of product, competitive conditions and particular customer arrangements. The Company does not engage in speculative metals trading or other speculative activities, nor does it engage in activities to hedge the underlying value of its copper inventory.

Other raw materials utilized by the Company include nylon, PVC resin and compounds, polyethylene and plasticizers, fluoropolymer compounds, a variety of filling, binding and sheathing materials, and aluminum. The Company believes that all of these materials are available in sufficient quantities through purchases in the open market.

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

General Cable owns a number of U.S. and foreign patents and has patent applications pending in the U.S. and abroad. The Company also owns a number of U.S. and foreign registered trademarks and has many applications for new registrations pending.

Although in the aggregate these patents and trademarks are of considerable importance to the manufacturing and marketing of many of the Company’s products, the Company does not consider any single patent or trademark or group of patents or trademarks to be material to its business as a whole. While General Cable occasionally obtains patent licenses from third parties, none are deemed to be material. Trademarks which are considered to be generally important are BICCGeneral, Carol®, General Cable®, Pyrotenax® and Romex®, and the General Cable and BICCGeneral triangle symbols. General Cable believes that the Company’s products bearing these trademarks have achieved significant brand recognition within the industry.

General Cable also relies on trade secret protection for its confidential and proprietary information. General Cable routinely enters into confidentiality agreements with its employees. There can be no assurance, however, that others will not independently obtain similar information and techniques or otherwise gain access to the Company’s trade secrets or that the Company will be able to effectively protect its trade secrets.

Environmental Matters

The Company is subject to a variety of federal, state, local and foreign laws and regulations covering the storage, handling, emission and discharge of materials into the environment, including CERCLA, the Clean Water Act, the Clean Air Act (including the 1990 amendments) and the Resource Conservation and Recovery Act.

Subsidiaries of the Company in the United States have been identified as potentially responsible parties (PRPs) with respect to several sites designated for cleanup under CERCLA or similar state laws, which impose liability for cleanup of certain waste sites and for related natural resource damages without regard to fault or the legality of waste generation or disposal. Persons liable for such costs and damages generally include the site owner or operator and persons that disposed or arranged for the disposal of hazardous substances found at those sites. Although CERCLA imposes joint and several liability on all PRPs, in application, the PRPs typically allocate the investigation and cleanup costs based, among other things, upon the volume of waste contributed by each PRP.

Settlements can often be achieved through negotiations with the appropriate environmental agency or the other PRPs. PRPs that contributed small amounts of waste (typically less than 1% of the waste) are often given the opportunity to settle as “de minimis” parties, resolving their liability for a particular site. The Company does not own or operate any of the waste sites with respect to which it has been named as a PRP by the government. Based on its review and other factors, the Company believes that costs to the Company relating to environmental clean-up at these sites will not have a material adverse effect on its results of operations, cash flows or financial position.

In connection with the Wassall transaction in 1994, American Premier agreed to indemnify General Cable against liabilities (including all environmental liabilities) arising out of General Cable’s or its predecessors’ ownership or operation of the Indiana Steel & Wire Company and Marathon Manufacturing Holdings, Inc. businesses (which were divested), without limitation as to time or amount. American Premier also agreed to indemnify General Cable against 66 2/3% of all other environmental liabilities arising out of General Cable’s or its predecessors’ ownership or operation of other properties and assets in excess of $10 million but not in excess of $33 million which are identified during the seven year period ending June 2001. General Cable also has claims against third parties with respect to some of these liabilities. While it is difficult to estimate future environmental liabilities accurately, the Company does not currently anticipate any material adverse effect on its results of operations, financial condition or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.

As part of the Acquisition, BICC plc agreed to indemnify General Cable against environmental liabilities existing at the date of the closing of the purchase of the business. The indemnity is for an eight year period ending in 2007 while General Cable operates the businesses subject to certain sharing of losses (with BICC plc covering 95% of losses in the first three years, 80% in years four and five and 60% in the remaining three years). The indemnity is also subject to the overall indemnity limit of $150 million which applies to all warranty and indemnity claims in the Acquisition. In addition, BICC plc assumed responsibility for cleanup of certain specific conditions at various sites operated by General Cable, which are proceeding at this time. At this time, there are no claims outstanding under the general indemnity provided by BICC plc.

Employees

At December 31, 1999, approximately 12,300 persons were employed by General Cable, and collective bargaining agreements covered approximately 7,000 employees at various locations around the world. During the last five years, the Company has experienced two strikes affecting a total of three facilities in North America; both were settled on satisfactory terms. There have been no major strikes at EAMAP facilities during the last five years. In North America, union contracts will expire at six facilities in 2000 and will expire at 11 facilities in 2001. In EAMAP, labor agreements are generally negotiated on an annual basis. The Company believes that its relationships with employees are good.

Item 2. Properties

General Cable’s principal properties are listed below. The Company believes that its properties are generally well maintained and are adequate for the Company’s current level of operations.

	Square	Use/Product	Owned
Location	Feet	Line(s)	or Leased

NORTH AMERICA

Manufacturing Facilities

Marshall, TX	780,000	Aluminum Low Voltage	Owned

Marion, IN	650,000	Specialty and Industrial Cables	Owned

Willimantic, CT	650,000	Specialty and Industrial Cables	Owned

Manchester, NH	533,000	Electronic and Datacom Products	Owned

Plano, TX	404,000	Electrical Products and Rod Mill	Owned

Lincoln, RI	398,000	Electrical Products and Automotive	Owned

Bonham, TX	360,000	Outside Voice and Data Products	Owned

Lawrenceburg, KY	339,000	Outside Voice and Data Products and

		Data Communications Products	Owned

Montoursville, PA	318,000	Cordsets and Electrical Products	Owned

Malvern, AR	295,000	Aluminum Medium Voltage	Owned

Monticello, IL	250,000	Outside Voice and Data and Electrical Products	Owned

Kingman, AZ	243,000	Electrical Products	Owned

DuQuoin, IL	240,000	Medium Voltage Cable	Owned

Watkinsville, GA	224,000	Electrical Products	Owned

Altoona, PA	195,000	Automotive and Power Assemblies Products	Owned

Jackson, TN	180,000	Data Communications Cables, Fiber Optic Cables	Owned

South Hadley, MA	150,000	Bare Wire	Owned

Taunton, MA	138,000	Wire Fabricating	Leased

LaMalbaie, Canada	116,552	Low/Medium Voltage	Owned

Sanger, CA	105,000	Data Communications Products	Owned

Cass City, MI	100,000	Data Communications Products	Owned

Trenton, Canada	100,000	Low/Medium Voltage	Owned

Distribution and Other Facilities:

Atlanta, GA	328,000	Distribution Center	Leased

Dallas, TX	200,000	Distribution Center	Leased

Vineland, NJ	200,000	Distribution Center	Leased

Lebanon, IN	198,000	Distribution Center	Leased

Anaheim, CA	189,000	Distribution Center	Leased

Seattle, WA	91,000	Distribution Center	Leased

Highland Heights, KY	166,000	Corporate Headquarters, Laboratory

		and Learning Center	Owned

	Square	Use/Product	Owned
Location	Feet	Line(s)	or Leased

EAMAP
Turin, Italy	1,212,000	Power Transmission and Distribution,

		Industrial and Construction	Owned

Barcelona, Spain(1)	1,080,000	Power Transmission and Distribution,

		Industrial and Construction	Owned

Erith, UK	624,000	Supertension and Subsea Cables	Owned

Wrexham, UK	577,000	Power Transmission and Distribution,

		Industrial and Construction	Owned

Leigh, UK	356,000	Industrial and Elastomeric Compounds	Owned

Ascoli, Italy	332,000	Industrial	Owned

New Zealand(1)	314,000	Power Distribution, Industrial, Construction Wiring

		and Metallic Telecom Cables	Owned

Lisbon, Portugal	255,000	Power Distribution, Industrial and Construction

		Wiring	Owned

Prescot, UK	189,000	Metals and Mineral Insulated Cables, Components
		and EAMAP Headquarters	Owned

Harare, Zimbabwe	156,000	Power Distribution, Construction Wiring

		Metallic Telecom Cables	Owned

(1)	Certain locations represent a collection of facilities in the local area.

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

American Premier, in connection with the 1994 Wassall transaction, agreed to indemnify General Cable against liabilities (including all environmental liabilities) arising out of General Cable’s or its predecessors’ ownership or operation of the Indiana Steel & Wire Company and Marathon Manufacturing Holdings, Inc. businesses (which were divested by the Predecessor prior to the Acquisition), without limitation as to time or amount. American Premier also agreed to indemnify General Cable against 66 2/3% of all other environmental liabilities arising out of General Cable’s or its predecessors’ ownership or operation of other properties and assets in excess of $10 million but not in excess of $33 million which are identified during the seven year period ending June 2001. General Cable also has claims against third parties with respect to some of these liabilities. While it is difficult to estimate future environmental liabilities accurately, the Company does not currently anticipate any material adverse effect on its results of operations, financial condition or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.

As part of the Acquisition, BICC plc agreed to indemnify General Cable against environmental liabilities existing at the date of the closing of the purchase of the business. The indemnity is for an eight year period ending in 2007 while General Cable operates the businesses subject to certain sharing of losses (with BICC plc covering 95% of losses in the first three years, 80% in years four and five and 60% in the remaining three years). The indemnity is also subject to the overall indemnity limit of $150 million which applies to all warranty and indemnity claims in the transaction. In addition, BICC plc assumed responsibility for cleanup of certain specific conditions at various sites operated by General Cable, which are proceeding at this time. At this time, there are no claims outstanding under the general indemnity provided by BICC plc.

There are approximately 7,665 pending non-maritime asbestos cases involving subsidiaries of General Cable. The overwhelming majority of these cases involve employees in shipyards alleging exposure to asbestos-contaminated shipboard cable manufactured by General Cable’s predecessors. In addition to the Company’s subsidiaries, numerous other wire and cable manufacturers have been named as defendants. Most cases previously filed have been dismissed with prejudice and without imposition of liability against General Cable. In some instances, individual cases have settled on a nominal basis. In addition, subsidiaries of the Company have been named, together with numerous other wire and cable manufacturers, as defendants in approximately 26,700 suits brought by plaintiffs alleging asbestos-related injury from the maritime industry (MARDOC cases), under the supervision of the U.S. District Court for the Eastern District of Pennsylvania (the District Court). On May 1, 1996 the District Court ordered that 9,373 of such MARDOC cases be dismissed without prejudice for failure to plead sufficient facts. Pursuant to that order of dismissal, plaintiffs’ attorney was permitted to bring future MARDOC cases only if the cases were brought in admiralty under the Merchant Marine Act of 1920 (commonly known as the Jones Act) and if counsel paid a filing fee for each new complaint and pleaded sufficient facts showing an asbestos-related injury as well as product identification specific as to each defendant. Based upon its experience to date, the Company does not believe that the outcome of the pending non-maritime and MARDOC asbestos cases will have a material adverse effect on its results of operations, cash flows or financial position.

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

General Cable is also involved in various routine legal proceedings and administrative actions. In the opinion of the Company’s management, such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on its results of operations, cash flows or financial position.

Item 4. Submission of Matters to a Vote of Security Holders

None during the fourth quarter of 1999.

PART II.

Disclosure Regarding Forward-Looking Statements

All statements, other than statements of historical fact, included in the 1999 Annual Report, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are, or may be considered, forward-looking statements under relevant sections of the Securities Act of 1933 and the Securities Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in the forward-looking statements (Cautionary Statements) include: domestic and local country price competition, particularly in certain segments of the power cable, building wire and cordset markets, and other competitive pressures; general economic conditions, particularly in construction; the Company’s ability to retain key customers and distributors; the Company’s ability to increase manufacturing capacity; the Company’s ability to successfully integrate acquisitions and complete divestitures; the cost of raw materials, including copper; the level of growth in demand for products serving various segments of the communications markets; the Company’s ability to successfully introduce new or enhanced products; the impact of technological changes; the Company’s ability to achieve productivity improvements; and the impact of changes in industry standards and the regulatory environment. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements.

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

General Cable’s common stock, $0.01 par value (Common Stock), is traded on the New York Stock Exchange (NYSE), under the symbol “BGC”. The following table sets forth the high and low daily sales prices for the Common Stock as reported on the NYSE for the period from January 1, 1998 to December 31, 1999:

	1998		1999

	High	Low	High	Low

First Quarter	$30 7/16	$22 3/4	$22 7/8	$8 1/4

Second Quarter	$32 3/4	$22 3/4	$17 7/8	$9 1/16

Third Quarter	$31 7/8	$17 3/8	$17 1/2	$11 1/2

Fourth Quarter	$21	$12 1/4	$13 1/8	$6 7/16

General Cable has paid a $0.05 per share dividend on its Common Stock each quarter since the fourth quarter of 1997 and intends to pay a $0.05 quarterly dividend in the future. The payment of dividends is subject to the discretion of the Board of Directors and the requirements of Delaware law and will depend upon general business conditions, the financial performance of the Company and other factors the Board of Directors may consider relevant. The Credit Facility contains certain provisions that restrict the ability of the Company to pay dividends or to repurchase its Common Stock.

Item 6. Selected Financial Data

The selected financial data set forth in the following table for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 were derived from audited consolidated financial statements.

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements of the Company and related notes thereto (in millions, except per share data). Certain reclassifications have been made to conform to current years presentation.

		Year Ended December 31,

	1999	1998	1997	1996	1995

Statement of Operations Data:

Net sales	$2,088.4	$1,150.5	$1,134.5	$1,043.6	$1,061.3

Asset impairment charges	24.5	—	—	—	—

Gross profit	342.5	249.8	225.4	188.3	138.7

Operating income	100.8	129.6	104.5	78.5	44.5

Interest expense, net	(47.7)	(15.7)	(17.3)	(19.6)	(20.7)

Earnings before income taxes	53.1	113.9	87.2	58.9	23.8

Income tax benefit (provision)	(18.9)	(42.7)	(34.0)	(19.7)	1.5	(1)

Net income	34.2	71.2	53.2	39.2	25.3

Earnings per common share(2)	$0.95	$1.93	$1.45	$1.08	$0.70

Earnings per common share - assuming dilution(2)	$0.95	$1.90	$1.44	$1.08	$0.70

Weighted average shares outstanding(2)	35.9	36.8	36.6	36.4	36.4

Weighted average shares outstanding - assuming dilution(2)	35.9	37.5	36.9	36.4	36.4

Other Data:

Average daily COMEX price per pound of copper cathode	$0.72	$0.75	$1.04	$1.06	$1.35

Capital expenditures	$97.6	$75.5	$42.6	$30.0	$26.2

	December 31, 1999

Balance Sheet Data:	1999	1998	1997	1996	1995

Working capital	$468.2	$233.8	$225.9	$205.6	$234.4

Total assets	1,568.3	651.0	563.7	513.6	535.6

Long-term debt	726.2	246.8	238.5	205.1	205.9

Dividends to shareholders	7.4	6.1	43.8	55.1	—

Shareholders’ equity	177.3	177.2	122.4	107.4	122.9

Footnotes

(1)	At December 31, 1995, the Company recognized the full value of its net deferred tax assets; accordingly, goodwill recorded in the Wassall acquisition was eliminated, and the Company recognized a tax benefit of $1.7 million.

(2)	Earnings per share were computed based on the weighted average common shares outstanding for each period, adjusted on a retroactive basis for a three-for-two stock split. Earnings per common share - assuming dilution were computed after giving effect to the dilutive effect of stock options and restricted stock units outstanding.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

General Cable, which does business as BICCGeneral (the Company), is a leader in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for the communications, energy and electrical markets. Communications wire and cable products transmit low-voltage signals for voice, data, video and control applications. Energy cables include low-, medium- and high-voltage power distribution and power transmission products for aerial, terrestrial and subsea applications. Electrical wire and cable products conduct electrical current for industrial, commercial and residential power and control applications.

On April 6, 1999, the Company entered into an agreement to acquire BICC plc’s worldwide energy cable and cable systems businesses. On May 28, 1999, the Company completed the first phase of the transaction with the payment to BICC plc of $337.9 million. Phase one was comprised of all of the United States and Canadian operations, and all of the operations in Spain (and its subsidiaries), Italy, the United Kingdom, and New Zealand. At the end of the second quarter, the Company completed the second phase of its acquisition including ownership interests in businesses in Fiji, Portugal, Zimbabwe, Mozambique, Angola, and Asia Pacific, with a payment of $26 million. On September 2, 1999, the Company completed the acquisition of BICC plc’s ownership interest in a wire and cable manufacturing joint venture based in Berlin, Germany with a payment of $21.9 million (collectively, the Acquisition). The Acquisition was accounted for as a purchase, and accordingly, the results of operations of the acquired businesses are included in the consolidated financial statements for periods after the respective closing dates.

On June 30, 1999, the Company purchased SpecTran Corporation’s joint venture interest in General Photonics for $2.3 million in cash. General Photonics, a manufacturer of fiber optic cables, was formed by General Cable Corporation and SpecTran in 1996.

On September 15, 1999, the Company announced that it had formed a new joint venture in Baoying Jiangsu province in Mainland China with the Jiangsu Boasheng Group Co. Ltd. The Company paid $10.0 million in September 1999 and $3.1 million was paid during the fourth quarter of 1999 for approximately two-thirds ownership of the joint venture.

In December 1999, the Company decided to sell certain business units due to deteriorating operating performance at these units. On February 9, 2000, the Company signed a definitive agreement with Pirelli Cavi e Sistemi S.p.A. (of Milan, Italy) for the sale of the stock of certain business units of its Pan-European, African and Asian operations, for proceeds of $216 million, subject to closing adjustments. The business units being sold were acquired from BICC plc during 1999 and consist primarily of the operations in the United Kingdom, Italy and Africa and a joint venture in Malaysia. The transaction also includes the joint venture in China. The business units to be sold produced 1999 net sales and operating profit, before the asset impairment charges, of $369.0 million and $13.2 million, respectively. The total assets and total liabilities of the business units to be sold at December 31, 1999 were $387.5 million and $171.5 million, respectively. The proceeds from the transaction will be used to reduce the Company’s debt. The transaction is expected to close by the end of June 2000 and is subject to approval from the European Union competition authorities and certain other conditions.

General Cable’s reported net sales are directly influenced by the price of copper and to a lesser extent aluminum. The price of copper has been subject to considerable volatility, with the daily selling price of copper cathode on the COMEX averaging $0.72 in 1999, $0.75 per pound in 1998 and $1.04 per pound in 1997. However, as a result of a number of practices intended to match copper and aluminum purchases with sales, General Cable’s profitability has generally not been significantly affected by changes in copper and aluminum prices. General Cable generally passes changes in copper and aluminum prices along to its customers, although there are timing delays of varying lengths depending upon the type of product, competitive conditions and particular customer arrangements. General Cable does not engage in speculative metals trading or other speculative activities, nor does it engage in activities to hedge the underlying value of its copper and aluminum inventory.

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

Results of Operations

The following table sets forth, for the periods indicated, statement of income data in millions of dollars and as a percentage of net sales.

	Year Ended December 31,

	1999		1998		1997

	Amount	%	Amount	%	Amount	%

Net Sales	$2,088.4	100.0%	$1,150.5	100.0%	$1,134.5	100.0%

Cost of sales	1,721.4	82.4	900.7	78.3	909.1	80.1

Asset impairment charges	24.5	1.2	—	—	—	—

Gross profit	342.5	16.4	249.8	21.7	225.4	19.9

Selling, general and administrative expenses	241.7	11.6	120.2	10.4	120.9	10.7

Operating income	100.8	4.8	129.6	11.3	104.5	9.2

Interest expense, net	(47.7)	(2.3)	(15.7)	(1.4)	(17.3)	(1.5)

Earnings before income taxes	53.1	2.5	113.9	9.9	87.2	7.7

Income tax provision	(18.9)	(0.9)	(42.7)	(3.7)	(34.0)	(3.0)

Net income	$34.2	1.6%	$71.2	6.2%	$53.2	4.7%

Year Ended December 31, 1999 Compared with Year Ended December 31, 1998

Net income was $34.2 million in 1999 compared to $71.2 million in 1998. Fully diluted earnings per share were $0.95 per share in 1999 compared to $1.90 in 1998. Net income in 1999 included pre-tax $24.5 million (after tax $15.8 million) non-cash asset impairment charges related to the impending sale of certain operations to Pirelli and the write-down of other joint venture loans receivable. Excluding the asset impairment charges, the Company would have reported net income of $50.1 million or $1.40 per share. Compared to 1998, earnings per share, excluding the asset impairment charges, declined $0.53 cents or 28%, principally reflecting the negative impact of lower prices for building wire products and some communication cables partially offset by incremental earnings resulting from the Acquisition, volume related growth and manufacturing productivity improvement.

Net sales increased 82% to $2,088.4 million in 1999 from $1,150.5 million in 1998. The increase in net sales reflects a 39% increase in Electrical Products, a 10% increase in Communication Products, and $623.8 million of Energy Product sales from the Acquisition.

The 39% increase in Electrical Products net sales reflects the Acquisition and 11% volume growth in the pre-acquisition business, partially offset by lower selling prices for building wire products. Consumer cordset net sales were up 38% in 1999 with significant increases in sales to the leading home center chain in the United States and a major hardware store retailer.

The 10% increase in Communication Products net sales reflects a 21% increase in sales volume of plastic insulated cables (PIC) and 11% sales volume growth of data transmission cables. These volume increases were partially offset by lower selling prices for Communication Products.

General Cable continued to show excellent sales growth with key customers through The Power of One strategy. Copper-adjusted net sales to the Company’s top 20 customers increased 12.8% (22% on a volume basis) in 1999 compared to 1998, reflecting General Cable’s continuing ability to partner with customers for mutually beneficial growth in revenues and earnings.

Selling, general and administrative expenses increased to $241.7 million in 1999 from $120.2 million in 1998 primarily reflecting the Acquisition. Selling, general and administrative expenses as a percentage of net sales was 11.6% in 1999, compared to 10.4% in 1998. Selling, general and administrative expenses for the acquired businesses were approximately 13% of net sales in the 1999 post acquisition period.

Operating income before the asset impairment charges decreased to $125.3 million in 1999 from $129.6 million in 1998. The decrease in operating income reflects substantially lower building wire pricing and to a lesser extent lower pricing for communication cables. These decreases were partially offset by operating income related to the acquired business, manufacturing cost reductions and operating income related to sales volume growth. Operating income related to the acquired business included approximately $5.0 million received from BICC plc primarily related to management and other services provided by the Company prior to closings.

In 1999, lower building wire pricing was responsible for a $50 million reduction in operating income. The average building wire price premium over the cost of copper was down 20% in 1999 compared to 1998. Selling prices for PIC products were 6% lower in 1999 compared to 1998 reflecting contractual price reductions from lower raw material price indicies and lower pricing conditions in the commercial marketplace. Selling prices for certain data communication cables were approximately 9% lower in 1999 compared to 1998.

Net interest expense was $47.7 million in 1999 compared to $15.7 million in 1998. The increase reflects increased borrowings related to the Acquisition and higher interest rates under the new credit facility.

The effective tax rate for 1999 was reduced to 35.5% from 37.5% in 1998 reflecting the impact of the addition of operations in jurisdictions with tax rates below 37.5% and the resolution of certain state tax exposures.

Year Ended December 31, 1998 Compared with Year Ended December 31, 1997

General Cable’s results during 1998 included substantial growth in earnings per share, return on assets and copper-adjusted net sales. Fully diluted earnings per share increased 32% to $1.90, up from $1.44 per share in 1997. The significant improvement in earnings was driven by higher sales volume and continuing productivity improvement initiatives. In addition, return on net assets for 1998 of 18.0% was up 2.6 points over 1997.

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

The 19% growth in Communications Products net sales was the result of higher sales volume of PIC and data communications products. Increased PIC sales resulted from higher sales to a broad base of Local Telephone Exchange Carrier and distribution customers, which increased 25% on a copper-adjusted basis despite year-over-year reductions in sales volume at the Company’s two largest customers for PIC products. Sales of PIC products to commercial distributors were 58% higher in 1998 compared to 1997. In addition, copper-adjusted net sales of data communications products rose 16%, with the largest increase coming from General Cable’s higher performing enhanced category cables, which were more than double compared to 1997. The ongoing proliferation of personal computers; growth in Internet use; expansion of local and wide area networks, high-speed modems and access lines, and advanced voice, data and video applications continue to drive the Communications Products sales growth.

The 7% increase in Electrical Products net sales was driven by higher sales volume of building wire, industrial power and control products, consumer cordsets and products for the automotive aftermarket. These volume increases were partially offset by lower building wire pricing in 1998 compared to 1997.

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

Year 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Absent corrective actions, a computer program that has date-sensitive software may recognize a date using “00” as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions to various activities and operations. Principally due to the Company’s Year 2000 readiness program, there has been no impact on the Company’s results of operations from any internal or third party system failures. The Company does not anticipate future problems from the Year 2000 issue.

The Company’s total cost of the Year 2000 project, which includes the acquired BICC businesses after May 28, 1999, was approximately $4.0 million including $2.6 million of expense and $1.4 million of capital expenditures.

Liquidity and Capital Resources

In general, General Cable requires cash for working capital, capital expenditures, debt repayment, interest and taxes. General Cable’s working capital requirements increase when it experiences strong incremental demand for products and/or significant copper and aluminum price increases. Based upon historical experience and the expected availability of funds under the new credit facility, the Company expects that its sources of liquidity will be sufficient to enable it to meet its cash requirements for working capital, capital expenditures, debt repayment, interest and taxes in 2000.

Cash flow provided by operating activities in 1999 was $101.6 million. This principally reflected net income before depreciation, deferred taxes and the asset impairment charge of $98.8 million, a $27.0 million decrease in accounts receivable and a $5.9 million decrease in inventories, partially offset by a $5.6 million decrease in accounts payable, accrued liabilities and other long-term liabilities and a $24.5 million increase in other assets.

Cash flow used in investing activities was $474.1 million in 1999, principally reflecting $375.7 million related to the Acquisition (net of cash) and $97.6 million of capital expenditures. General Cable expended $97.6 million, $75.5 million and $42.6 million for capital projects during 1999, 1998 and 1997, respectively. Capital expenditures in 1999 and 1997 consisted primarily of projects to increase productivity and to selectively add production capacity. Also included in 1999 capital expenditures was $11.4 million related to capital for the Baosheng, China operation. Capital expenditures in 1998 included $48.4 million for increased capacity and $21.7 million for productivity projects.

Cash flow provided by financing activities in 1999 was $407.1 million, primarily reflecting net proceeds of borrowings of $697.8 million under the Company’s new $1.05 billion credit facility (the new facility). The borrowings were used primarily to fund the Acquisition and to pay down the existing revolving credit facility of $335.7 million as of May 28, 1999. In the period $37.7 million was spent on purchasing 3.0 million General Cable common shares pursuant to a Board of Directors approved plan to repurchase up to $50 million of General Cable stock. The final amount of stock repurchased will be determined by overall financial and market conditions. Also in the period, $7.4 million of dividends were paid to shareholders of common stock.

The new facility replaced the $350.0 million facility originally established as part of the initial public offering of General Cable common stock in May 1997. Both facilities were entered into with one central bank as administrative agent, and a syndicate of lenders. The new facility consists of: 1) term loans in Sterling, Euros and Dollars in an aggregate amount up to $125.0 million, 2) term loans in Dollars in an aggregate amount up to $675.0 million and 3) revolving loans and letters of credit in Dollars and foreign currencies in an aggregate amount up to $250.0 million. Borrowings are secured by assets of the Company’s North American operations and a portion of the stock of its non-North American subsidiaries and are also guaranteed by the Company’s principal operating subsidiaries.

Borrowings under the new facility were $710.2 million at December 31, 1999. Loans under the new facility bear interest, at the Company’s option, at (i) a spread over LIBOR or (ii) a spread over the Alternate Base Rate, which is defined as the higher of (a) the agent’s Prime Rate, (b) the secondary market rate for certificates of deposit (adjusted for reserve requirements) plus 1% or (c) the Federal Funds Effective Rate plus 1/2 of 1%.

Repayments under the term loans begin in March 2002 with the final maturity varying between June 2005 and June 2007. The Company anticipates being able to meet its obligations as they come due.

A commitment fee accrues on the unused portion of the new facility. The commitment fee ranges between 35 and 50 basis points per annum and the spread over LIBOR on all loans under the facility ranges between 175 and 325 basis points per annum. Both the commitment fee and the spread over LIBOR are subject to periodic adjustment depending upon the Company’s Leverage Ratio. The new facility restricts certain corporate acts and contains required minimum financial ratios and other covenants.

Environmental Matters

General Cable’s expenditures for environmental compliance and remediation amounted to approximately $0.7 million, $0.7 million and $1.2 million in 1999, 1998 and 1997, respectively. In addition, subsidiaries of the Company have been named as potentially responsible parties (PRPs) in certain proceedings that involve environmental remediation. General Cable had accrued $6.4 million at December 31, 1999 for all environmental liabilities. In connection with Wassall’s acquisition of General Cable from American Premier Underwriters, American Premier has agreed to indemnify General Cable against certain environmental liabilities arising out of General Cable’s or its predecessor’s ownership or operation of properties and assets. While it is difficult to estimate future environmental liabilities, General Cable does not currently anticipate any material adverse effect on its results of operations, cash flows or financial position as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

General Cable is exposed to various market risks, including changes in interest rates, foreign currency and commodity prices. To manage risk associated with the volatility of these natural business exposures, General Cable enters into interest rate, commodity and foreign currency derivative agreements as well as copper and aluminum forward purchase agreements. General Cable does not purchase or sell derivative instruments for trading purposes.

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

	Notional	Interest
Period	Amounts	Rate

November 1999 to November 2000	$37.5	6.2%

November 2000 to November 2001	12.5	6.2%

During the third quarter, the Company entered into certain interest rate derivative contracts for hedging of the new facility floating interest rate risk covering $375.0 million of the Company’s debt. The net effect of the hedging program was to provide a collar between approximately 5.4% and 8.5% within which the Company’s LIBOR rates on a portion of the new facility could move and which was at no cost to the Company. The Company entered into these three year agreements with members of the lending group and all counterparty members are significant international financial institutions.

The fair value of interest rate derivatives are based on quoted market prices and third-party provided calculations, which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments. At December 31, 1999 and 1998, the net unrealized gain (loss) on the net interest rate derivatives was $0.6 million and ($2.4) million, respectively, while the carrying value was zero. A 10% change in the variable rate would change the unrealized gain (loss) by $1.4 million in 1999 and $1.0 million in 1998.

The Company enters into forward exchange contracts principally to hedge the currency fluctuations in certain transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. Principal transactions hedged during the year were firm sales and purchase commitments.

The fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At December 31, 1999, the net unrealized loss on the net foreign exchange derivative contracts was $0.9 million. A 10% change in the exchange rate for these currencies would change the unrealized loss by $6.1 million. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

In the normal course of business, General Cable enters into forward pricing agreements for purchase of copper and aluminum for delivery in a future month to match certain sales transactions. At December 31, 1999 and 1998, General Cable had an unrealized gain (loss) of $1.8 million and ($2.7) million, respectively. A 10% change in the price of copper and aluminum would result in a change in the unrealized gain (loss) of $4.2 million in 1999 and $3.2 million in 1998. General Cable expects to recover the unrealized loss under these agreements as a result of firm sales price commitments with customers.

The notional amounts and fair values of these financial instruments at December 31, 1999 and 1998, are shown below (in millions). The carrying amounts of the financial instruments was zero at December 31, 1999 and 1998.

	1999		1998

	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

Interest rate swaps	$37.5	$0.1	$125.0	$(2.4)

Interest rate collars	375.0	0.5	—	—

Foreign currency forward exchange	60.9	(0.9)	—	—

Commodity futures	3.2	(0.1)	—	—

	$476.6	$(0.4)	$125.0	$(2.4)

Item 8. Financial Statements and Supplementary Data

“Selected Quarterly Financial Data” has been included in Note 20 to the Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III.

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth certain information concerning the persons who served as executive officers of General Cable on March 1, 2000. All of the executive officers were elected to their current offices in May and July 1999.

Principal Business Affiliations
Name, Age and Title	During Past Five Years

Michael J. Downie, 49 Executive Vice President, European and Asia/Pacific Cables	Mr. Downie has been Executive Vice President, European and Asia/Pacific Cables since July 1999. From May 1997 to July 1999, he was Managing Director of BICC plc’s energy cables business in Europe, Middle East and Africa. Prior to May 1997, he served as Managing Director of BICC plc’s European, Middle East and African cables business.

Gregory B. Kenny, 47 President and Chief Operating Officer	Mr. Kenny has been President and Chief Operating Officer since May 1999. He served as Executive Vice President and Chief Operating Officer of General Cable from March 1997 to May 1999. From June 1994 to March 1997, he was Executive Vice President of the subsidiary of General Cable which was General Cable’s immediate predecessor.

Stephen Rabinowitz, 57 Chairman and Chief Executive Officer	Mr. Rabinowitz has been Chairman and Chief Executive Officer since May 1999. He served as Chairman, President and Chief Executive Officer of General Cable from March 1997 to May 1999. From September 1994 until March 1997, he was President and Chief Executive Officer of the predecessor company. From March 1992 until August 1994, Mr. Rabinowitz served as President and Group Executive for AlliedSignal Friction Materials and President of AlliedSignal Braking Systems Business. Mr. Rabinowitz is also a director of JLG Industries, Inc.

Principal Business Affiliations
Name, Age and Title	During Past Five Years

Robert J. Siverd, 51 Executive Vice President, General Counsel and Secretary	Mr. Siverd has served as Executive Vice President, General Counsel and Secretary of General Cable since March 1997. From July 1994 until March 1997, he was Executive Vice President, General Counsel and Secretary of the predecessor company. From April 1992 until July 1994, he was Senior Vice President, General Counsel and Secretary of the predecessor company.

Christopher F. Virgulak, 44 Executive Vice President and Chief Financial Officer	Mr. Virgulak has been Executive Vice President and Chief Financial Officer since September 1999. He served as Executive Vice President, Chief Financial Officer and Treasurer of General Cable from March 1997 to September 1999. From October 1994 until March 1997, he was Executive Vice President, Chief Financial Officer and Treasurer of the predecessor company.

Except as set forth above, the information required in this Part (Item 10. Directors and Executive Officers of the Registrant), as well as the information called for by Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management; and Item 13. Certain Relationships and Related Transactions, is incorporated by reference to the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 1999.

PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)          Documents filed as part of the Form 10-K:

1.	Financial Statements are included in Part II, Item 8.

2.	Financial Statement Schedules filed herewith for 1999, 1998 and 1997:

II. Valuation and Qualifying Accounts S-1

All other schedules for which provisions are made in the applicable regulation of the Securities and Exchange Commission have been omitted as they are not applicable, not required, or the required information is included in the consolidated financial statements or notes thereto.

3.	Exhibits as required by Item 601 of Regulation S-K are listed below.

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-22961) of the Company filed with the Securities and Exchange Commission on March 7, 1997, as amended (the “Initial S-1”).

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Initial S-1).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Initial S-1).

10.1	Credit Agreement between the Company, Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto ( incorporated by reference to Exhibit 10.2 to the Initial S-1).

10.2	General Cable Corporation 1998 Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1997).

10.3	General Cable Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Initial S-1).

10.4	General Cable Corporation 1997 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1997).

10.5	Employment Agreement dated May 13, 1997, between Stephen Rabinowitz and the Company (incorporated by reference to Exhibit 10.5 to the Initial S-1).

10.6	Amendment dated March 16, 1998 to Employment Agreement dated May 13, 1997, between Stephen Rabinowitz and the Company (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1997).

10.7	Employment Agreement dated May 13, 1997, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.6 to the Initial S-1).

10.8	Amendment dated March 16, 1998 to Employment Agreement dated May 13, 1997, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1997).

10.9	Employment Agreement dated May 13, 1997, between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.7 to the Initial S-1).

10.10	Employment Agreement dated May 13, 1997, between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.8 to the Initial S-1).

10.11	Change-in-Control Agreement dated May 13, 1997, between Stephen Rabinowitz and the Company (incorporated by reference to Exhibit 10.9 to the Initial S-1).

10.12	Change-in-Control Agreement dated May 13, 1997, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.10 to the Initial S-1).

10.13	Change-in-Control Agreement dated May 13, 1997, between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.11 to the Initial S-1).

10.14	Change-in-Control Agreement dated May 13, 1997, between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.12 to the Initial S-1).

10.15	Form of Intercompany Agreement among Wassall PLC, Netherlands Cable B.V. and the Company (incorporated by reference to Exhibit 10.14 to the Initial S-1).

10.16	Stock Purchase Agreement dated May 13, 1997, among Wassall PLC, General Cable Industries Inc. and the Company (incorporated by reference to Exhibit 10.15 to the Initial S-1).

10.17	General Cable Corporation Deferred Compensation Plan dated April 1, 1996 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1998).

10.18	Amended and Restated General Cable Corporation Deferred Compensation Plan dated December 14, 1998 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1998).

10.19	Credit Agreement between the Company, Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.20	Amendment dated October 8, 1999 to the Credit Agreement between the Company, Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.21	Employment Agreement dated October 18, 1999, between Stephen Rabinowitz and the Company (incorporated by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.22	Employment Agreement dated October 18, 1999, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.23	Employment Agreement dated October 18, 1999, between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.23 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.24	Employment Agreement dated October 18, 1999, between Robert Siverd and the Company (incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.25	Change-in-Control Agreement dated October 18, 1999 between Stephen Rabinowitz and the Company (incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.26	Change-in-Control Agreement dated October 18, 1999 between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.26 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.27	Change-in-Control Agreement dated October 18, 1999 between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.28	Change-in-Control Agreement dated October 18, 1999 between Robert Siverd and the Company (incorporated by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.29	BICCGeneral Supplemental Executive Retirement Plan dated December 15, 1999.

10.30	BICCGeneral Mid-Term Incentive Plan dated February 1, 2000.

10.31	Share Purchase Agreement between General Cable Corporation and Pirelli Cavi e Sistemi S.p.A. dated February 9, 2000.

21.1	List of Subsidiaries of General Cable.

23.1	Consent of Deloitte & Touche LLP.

27.1	Financial Data Schedule.

(b) Reports on Form 8-K

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Cable Corporation

Signed: March 30, 2000	By:	/s/STEPHEN RABINOWITZ Stephen Rabinowitz Chairman and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ GREGORY B. KENNY Gregory B. Kenny	President and Chief Operating Officer and Director	March 30, 2000

/s/ MICHAEL J. DOWNIE Michael J. Downie	Executive Vice President, European and Asia/Pacific cables	March 30, 2000

/s/ROBERT J. SIVERD Robert J. Siverd	Executive Vice President, General Counsel and Secretary	March 30, 2000

/s/CHRISTOPHER F. VIRGULAK Christopher F. Virgulak	Executive Vice President and Chief Financial Officer (Chief Accounting Officer)	March 30, 2000

/s/GREGORY E. LAWTON Gregory E. Lawton	Director	March 30, 2000

/s/JEFFREY NODDLE Jeffrey Noddle	Director	March 30, 2000

/s/ROBERT L. SMIALEK Robert L. Smialek	Director	March 30, 2000

/s/JOHN E. WELSH John E. Welsh	Director	March 30, 2000

INDEPENDENT AUDITORS’ REPORT

General Cable Corporation:

We have audited the accompanying consolidated balance sheets of General Cable Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 1999. Our audit also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Cable Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Cincinnati, Ohio
February 9, 2000

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(in millions, except per share data)

	Year Ended December 31,

	1999	1998	1997

Net sales	$2,088.4	$1,150.5	$1,134.5

Cost of sales	1,721.4	900.7	909.1

Asset impairment charges	24.5	—	—

Gross profit	342.5	249.8	225.4

Selling, general and administrative	241.7	120.2	120.9

Operating income	100.8	129.6	104.5

Interest income(expense):

Interest expense	(49.8)	(16.6)	(18.1)

Interest income	2.1	0.9	0.8

	(47.7)	(15.7)	(17.3)

Earnings before income taxes	53.1	113.9	87.2

Income tax provision	(18.9)	(42.7)	(34.0)

Net income	$34.2	$71.2	$53.2

Earnings per common share	$0.95	$1.93	$1.45

Weighted average common shares	35.9	36.8	36.6

Earnings per common share-assuming dilution	$0.95	$1.90	$1.44

Weighted average common shares-assuming dilution	35.9	37.5	36.9

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except share data)

	December 31,

	1999	1998

ASSETS

Current Assets:

Cash	$38.0	$3.4

Receivables, net	479.4	163.4

Inventories	441.2	198.5

Deferred income taxes	26.3	15.3

Prepaid expenses and other	33.0	9.7

Total current assets	1,017.9	390.3

Property, plant and equipment, net	438.7	210.8

Deferred income taxes	38.4	24.2

Other non-current assets	73.3	25.7

Total assets	$1,568.3	$651.0

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$360.3	$99.6

Accrued liabilities	176.2	56.9

Current portion of long-term debt	13.2	—

Total current liabilities	549.7	156.5

Long-term debt	726.2	246.8

Deferred income taxes	14.2	—

Other liabilities	100.9	70.5

Total liabilities	1,391.0	473.8

Shareholders’ Equity:

Common stock, $0.01 par value:

Issued and outstanding shares:

1999 - 33,999,633 (net of 3,029,400 treasury shares)

1998 - 36,815,340	0.4	0.4

Additional paid-in capital	90.5	84.8

Other shareholders’ equity	(8.1)	(6.0)

Retained earnings	130.6	103.2

Accumulated other comprehensive income (loss)	1.6	(5.2)

Treasury stock	(37.7)	—

Total shareholders’ equity	177.3	177.2

Total liabilities and

shareholders’ equity	$1,568.3	$651.0

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,

	1999	1998	1997

Cash flows of operating activities:

Net income	$34.2	$71.2	$53.2

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	32.4	18.5	13.9

Asset impairment charges	24.5	—	—

Deferred income taxes	7.7	12.6	5.4

Changes in operating assets and liabilities, net of effect of acquisitions:

(Increase) decrease in receivables	27.0	(1.0)	(26.9)

(Increase) decrease in inventories	5.9	(34.9)	(2.6)

(Increase) in other assets	(24.5)	(6.1)	(0.2)

Increase (decrease) in accounts payable, accrued and other liabilities	(5.6)	13.9	11.3

Net cash flows of operating activities	101.6	74.2	54.1

Cash flows of investing activities:

Capital expenditures	(97.6)	(75.5)	(42.6)

Acquisitions, net of cash acquired	(375.7)	—	—

Proceeds from properties sold	0.6	3.8	5.2

Loans to shareholders	—	(6.0)	—

Other, net	(1.4)	0.6	(2.0)

Net cash flows of investing activities	(474.1)	(77.1)	(39.4)

Cash flows of financing activities:

Dividends paid	(7.4)	(6.1)	(43.8)

Net changes in revolving credit borrowings	(239.0)	9.0	230.0

Issuance of long-term debt	780.6	—	—

Repayment of long-term debt	(89.4)	(0.8)	(2.8)

Acquisition of treasury stock	(37.7)	—	—

Repayment of related party notes payable	—	—	(195.8)

Net cash flows of financing activities	407.1	2.1	(12.4)

Increase (decrease) in cash	34.6	(0.8)	2.3

Cash — beginning of period	3.4	4.2	1.9

Cash — end of period	$38.0	$3.4	$4.2

SUPPLEMENTAL INFORMATION

Income taxes paid, net of refunds	$15.4	$22.7	$22.7

Interest paid	$44.3	$16.4	$16.7

NONCASH ACTIVITIES

Issuance of restricted stock, net of forfeitures	$4.2	$0.7	$5.6

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity
(in millions, except share amounts)

					Accumulated
	Common Stock		Additional		Other		Other
			Paid-In	Retained	Comprehensive	Treasury	Shareholders'
	Shares	Amount	Capital	Earnings	Income(Loss)	Stock	Equity	Total

Balance, December 31, 1996	36,375,000	$0.4	$94.5	$12.1	$0.4	—	—	$107.4

Comprehensive income:

Net income				53.2				53.2

Foreign currency translation adjustment					0.1			0.1

Comprehensive income								53.3

Dividends			(16.7)	(27.1)				(43.8)

Issuance of restricted stock	408,660		5.8					5.8

Forfeiture of restricted stock	(10,521)		(0.2)					(0.2)

Other			(0.1)					(0.1)

Balance, December 31, 1997	36,773,139	0.4	83.3	38.2	0.5	—	—	122.4

Comprehensive income:

Net income				71.2				71.2

Foreign currency translation adjustment					(0.2)			(0.2)

Minimum pension liability adjustment, net of tax					(5.5)			(5.5)

Comprehensive income								65.5

Dividends				(6.1)				(6.1)

Issuance of restricted stock	38,097		1.0					1.0

Forfeiture of restricted stock	(18,191)		(0.3)					(0.3)

Tax benefit related to restricted stock			0.4					0.4

Exercise of stock options	18,600		0.3					0.3

Loans to shareholders							$(6.0)	(6.0)

Other	3,695		0.1	(0.1)				—

Balance, December 31, 1998	36,815,340	0.4	84.8	103.2	(5.2)	—	(6.0)	177.2

Comprehensive income:

Net income				34.2				34.2

Foreign currency translation adjustment					0.9			0.9

Minimum pension liability adjustment, net of tax					5.5			5.5

Unrealized investment gains					0.4			0.4

Comprehensive income								41.0

Dividends				(7.4)				(7.4)

Purchase of treasury shares	(3,029,400)					$(37.7)		(37.7)

Issuance of restricted stock	210,317		4.4				(4.4)	—

Amortization of restricted stock and other			1.2				1.7	2.9

Other	3,376		0.1	0.6			0.6	1.3

Balance, December 31, 1999	33,999,633	$0.4	$90.5	$130.6	$1.6	$(37.7)	$(8.1)	$177.3

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

General Cable Corporation and subsidiaries (General Cable), which do business as BICCGeneral, are engaged in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for the communications, energy and electrical markets. As of December 31, 1999, General Cable operated 52 manufacturing facilities in 17 countries and six regional distribution centers in North America in addition to the corporate headquarters in Highland Heights, Kentucky.

2. Summary of Accounting Policies

Principles of Consolidation The consolidated financial statements include the accounts of General Cable Corporation and its wholly-owned subsidiaries. Investments in 50% or less owned joint ventures are accounted for under the equity method of accounting. Other non-current assets included investments in joint ventures of $11.3 million and $4.5 million at December 31, 1999 and 1998, respectively. All transactions and balances among the consolidated companies have been eliminated. Certain reclassifications have been made to the prior year to conform to the current year’s presentation.

Revenue Recognition Revenue is recognized when shipments are made to customers.

Earnings Per Share Earnings per common share are computed based on the weighted average number of common shares outstanding. Earnings per common share-assuming dilution are computed based on the weighted average number of common shares and the dilutive effect of stock options and restricted stock units outstanding.

New Standards During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. General Cable will be required to adopt SFAS No. 133, as amended, no later than January 1, 2001. Management has not yet analyzed the impact of SFAS No. 133 on its consolidated financial statements.

Inventories Inventories are stated at the lower of cost or market value. General Cable values the North American copper and aluminum components of its inventories using the last-in/first-out (LIFO) method and values all remaining inventories using the first-in/first-out (FIFO) method.

Property, Plant and Equipment Property, plant and equipment are stated at cost. Costs assigned to property, plant and equipment relating to acquisitions are based on estimated fair values at that date. Depreciation is provided using the straight-line method over the estimated useful lives of the assets: new buildings, from 15 to 50 years; and machinery, equipment and office furnishings, from 3 to 15 years. Leasehold improvements are depreciated over the life of the lease.

Fair Value of Financial Instruments Financial instruments are defined as cash or contracts relating to the receipt, delivery or exchange of financial instruments. Except as otherwise noted, fair value approximates the carrying value of such instruments.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Forward Pricing Agreements for Purchases of Copper and Aluminum In the normal course of business, General Cable enters into forward pricing agreements for purchases of copper and aluminum to match certain sales transactions. At December 31, 1999 and 1998, General Cable had $39.8 million and $34.6 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. The fair market value of the forward pricing agreements was $41.6 million and $31.9 million at December 31, 1999 and 1998, respectively. General Cable expects to recover the cost of copper and aluminum under these agreements as a result of firm sales price commitments with customers.

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

Concentration of Credit Risk General Cable sells a broad range of products throughout primarily the United States, Canada, Europe and Asia Pacific. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers, including members of buying groups, composing General Cable’s customer base. Ongoing credit evaluations of customers’ financial condition are performed, and generally, no collateral is required. General Cable maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s estimates. Certain subsidiaries also maintain credit insurance for certain customer balances.

Derivative Financial Instruments Derivative financial instruments are utilized to reduce interest rate, commodity and foreign currency risk. General Cable does not hold or issue derivative financial instruments for trading purposes.

General Cable has entered into interest rate swap and interest rate collar agreements designed to hedge underlying debt obligations. Amounts to be paid or received under interest rate swap and interest rate collar agreements are accrued as interest and are recognized over the life of the swap and collar agreements as an adjustment to interest expense on the underlying debt obligation.

Foreign currency and commodity contracts are used to hedge firm sales and purchase commitments. Gains and losses on contracts are not recognized until included in the measurement of the related transaction.

Stock-Based Compensation Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. General Cable has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Acquisitions

On May 28, 1999, General Cable completed the first phase of the transaction to acquire BICC plc’s worldwide energy cable and cable systems businesses for a purchase price of $337.9 million in cash, subject to adjustment for changes in certain balances. Phase one was comprised of all of the North American operations and all of the operations in Spain, Italy, the United Kingdom, and New Zealand. The acquisition was financed by a portion of the Company’s new $1.05 billion credit facility which was obtained to fund the acquisition, refinance existing debt, provide working capital flexibility and allow for additional business development activities.

At the end of the second quarter, General Cable completed the second phase of the transaction to acquire BICC plc’s worldwide energy cable and cable systems businesses including ownership interests in businesses in Fiji, Portugal, Zimbabwe, Mozambique, Angola, Indonesia, Malaysia and Singapore for a cash payment of $26 million, subject to adjustment. On September 2, 1999, General Cable completed the acquisition of BICC plc’s ownership interest in a wire and cable manufacturing joint venture based in Berlin, Germany with a payment of $21.9 million (collectively, the Acquisition). The Acquisition has been accounted for under the purchase method of accounting.

The purchase price has been preliminarily allocated based on estimated fair values of assets acquired and liabilities assumed at the date of acquisition, subject to final adjustments. The results of the businesses acquired have been included in the consolidated financial statements since the respective closing dates. There was no goodwill recorded in connection with the Acquisition. The allocation of purchase price will be finalized upon completion of certain valuations related to pension plans and resolution of certain purchase price adjustment disputes with BICC plc.

The acquisition combined BICC’s European, North American, Middle Eastern, Asia/Pacific and African operations with General Cable’s worldwide operations. The operations acquired include low-voltage, medium-voltage and high-voltage power distribution and transmission cable products, and control, signaling, electronic and data communications products and accessories, serving industrial, utility, OEM, military/government and electrical and communications distributor customers worldwide.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited pro forma information presents a summary of General Cable’s consolidated statement of income and the acquired businesses of BICC plc as if the acquisition had occurred on January 1, 1998 (in millions except per share data):

	Twelve Months Ended
	December 31,

	1999	1998

Net sales	$2,914.2	$2,808.9

Net income	4.7	63.3

Earnings per share of common stock
Basic	$0.13	$1.72
Diluted	0.13	1.69

These unaudited pro forma results have been prepared for informational purposes only. They do not purport to be indicative of the results of operations that actually would have resulted had the combination occurred on January 1, 1998, or of future results of operations of the consolidated entities.

On June 30, 1999, General Cable purchased SpecTran Corporation’s joint venture interest in General Photonics for $2.3 million in cash. General Photonics, a manufacturer of fiber optic cables, was formed by General Cable Corporation and SpecTran in 1996.

On September 15, 1999, General Cable announced that it had formed a new joint venture in Baoying Jiangsu province in Mainland China with the Jiangsu Group Co. Ltd. General Cable paid $10.0 million in September 1999 and $3.1 million in October 1999 for approximately two-thirds ownership of the joint venture.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Asset Impairment Charges

In December 1999, the Company decided to sell certain business units due to deteriorating operating performance at these units. On February 9, 2000, the Company signed a definitive agreement with Pirelli Cavi e Sistemi S.p.A. (of Milan, Italy) for the sale of the stock of certain business units of its Pan-European, African and Asian operations for proceeds of $216 million, subject to closing adjustments. The transaction is expected to close by the end of June 2000 and is subject to approval from the European Union competition authorities and certain other conditions. The proceeds from the transaction will be used to reduce the Company’s debt. This sale price indicated a property, plant and equipment fair value less than the Company’s carrying value at December 31, 1999 and accordingly a $13.5 million impairment charge was recognized in 1999.

The business units being sold were acquired from BICC plc during 1999 and consist primarily of the operations in the United Kingdom, Italy and Africa and a joint venture in Malaysia. The transaction also includes the joint venture in China. The business units to be sold produced 1999 net sales and operating profit before the asset impairment charges, of $369.0 million and $13.2 million, respectively. The total assets and total liabilities of the business units to be sold at December 31, 1999 were $387.5 million and $171.5 million, respectively. The Company is retaining certain businesses acquired from BICC plc consisting of operations primarily in North America, Spain, Portugal and New Zealand.

In December 1999, the Company also recorded an impairment charge of $11.0 million related to notes receivable from its joint venture in Germany as a result of ongoing operating losses and the Company’s decision to liquidate such joint venture interest.

5. Receivables

Receivables are net of allowances of $16.4 million and $7.0 million at December 31, 1999 and 1998, respectively.

6. Inventories

Inventories consisted of the following (in millions):

	December 31,

	1999	1998

Raw materials	$68.0	$23.0

Work in process	93.9	25.2

Finished goods	279.3	150.3

	$441.2	$198.5

At December 31, 1999 and 1998, $107.6 million and $75.9 million, respectively, of inventories were valued using the LIFO method. Approximate replacement cost of inventories valued using the LIFO method totaled $109.7 million at December 31, 1999 and $55.6 million at December 31, 1998.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	December 31,

	1999	1998

Land	$48.6	$6.9

Buildings and leasehold improvements	105.0	43.7

Machinery, equipment and office furnishings	309.3	175.3

Construction in progress	64.2	43.9

	527.1	269.8

Less accumulated depreciation and amortization	(88.4)	(59.0)

	$438.7	$210.8

Depreciation expense totaled $29.4 million, $18.5 million and $13.9 million for the years ended December 31, 1999, 1998 and 1997, respectively.

8. Accrued Liabilities

Accrued liabilities consisted of the following (in millions):

	December 31,

	1999	1998

Customer rebates	$14.3	$9.7

Insurance claims and related expenses	13.2	8.8

Payroll related accruals	17.8	8.5

Accrued restructuring costs	13.8	4.7

Customers’ deposits and prepayments	20.1	—

Other accrued liabilities	97.0	25.2

	$176.2	$56.9

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Restructuring Plan

In connection with the Acquisition, accruals of $23.3 million were established for restructuring activities related to the reduction of excess manufacturing capacity and excess administrative overhead costs. These costs principally represented employee separation costs and costs related to one manufacturing plant closing. The total cost of these actions is expected to approximate the original estimate.

Changes in accrued restructuring costs were as follows (in millions):

		Facility
	Separation	Closing
	Costs	Costs	Total

Balance, Acquisition Date	$21.5	$1.8	$23.3

Utilization	(9.3)	(0.2)	(9.5)

Balance, December 31, 1999	$12.2	$1.6	$13.8

The accrued restructuring costs of $4.7 million at December 31, 1998 were utilized during 1999.

10. Long-term Debt

Long-term debt consisted of the following (in millions):

	December 31,

	1999	1998

Term loans	$710.2	$—

Revolving loans	—	239.0

Other	29.2	7.8

	739.4	246.8

Less current maturities	13.2	—

	$726.2	$246.8

Weighted average interest rates were as follows:

Term loans	8.6%	—

Revolving loans	—	5.7%

Other	6.3%	4.6%

The estimated fair value of the Company’s long-term debt at December 31, 1999 was approximately equal to the carrying value at that date.

In conjunction with the acquisition of BICC plc’s worldwide energy cable and cable systems businesses, General Cable entered into a new $1.05 billion credit facility which consists of: 1) term loans in Sterling, Euros and Dollars in an aggregate amount up to $125.0 million, 2) term loans in Dollars in an aggregate amount up to $675.0 million and 3) revolving loans and letters of credit in Dollars and foreign currencies in an aggregate amount up to $250.0 million.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The new facility replaced the existing five-year senior unsecured revolving credit and competitive advance facility in an aggregate principal amount of $350 million originally entered into in May 1997. The existing facility was paid off with the proceeds of the new facility. Borrowings are secured by assets of the Company’s North American operations and a portion of the stock of its non-North American subsidiaries and are also guaranteed by the Company’s principal operating subsidiaries.

Loans under the new facility bear interest, at the Company’s option, at (i) a spread over LIBOR or (ii) a spread over the Alternate Base Rate, which is defined as the higher of (a) the agent’s Prime Rate, (b) the secondary market rate for certificates of deposit (adjusted for reserve requirements) plus 1% or (c) the Federal Funds Effective Rate plus 1/2 of 1%.

A commitment fee accrues on the unused portion of the new facility. The commitment fee ranges between 35 and 50 basis points per annum and the spread over LIBOR on all loans under the facility ranges between 175 and 325 basis points per annum. Both the commitment fee and the spread over LIBOR are subject to periodic adjustment depending upon the Company’s Leverage Ratio as defined. The new facility restricts certain corporate acts and contains required minimum financial ratios and other covenants. At December 31, 1999, the cumulative maximum dividend allowable under the most restrictive debt covenant was approximately $19 million.

Maturities of long-term debt at December 31, 1999, are as follows (in millions):

Amount
2000	$13.2

2001	9.5

2002	38.2

2003	62.6

2004	89.8

Thereafter	526.1

$739.4

11. Financial Instruments

General Cable is exposed to various market risks, including changes in interest rates, foreign currency and commodity prices. To manage risk associated with the volatility of these natural business exposures, General Cable enters into interest rate, commodity and foreign currency derivative agreements as well as copper and aluminum forward purchase agreements. General Cable does not purchase or sell derivative instruments for trading purposes.

General Cable utilizes interest rate swaps and interest rate collars to manage its interest rate exposure by fixing its interest rate on a portion of the Company’s debt. Under the swap agreements, General Cable will pay or receive amounts equal to the difference between the average fixed rate and the three-month LIBOR rate.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In September 1999, one half of the above remaining swaps were terminated at zero cost to the Company.

During the third quarter of 1999, the Company entered into certain interest rate derivative contracts for hedging of the new facility floating interest rate risk covering $375.0 million of the Company’s debt. The net effect of the hedging program was to provide a collar between approximately 5.4% and 8.5% within which the Company’s LIBOR rates on a portion of the new facility could move and which was at no cost to the Company. The Company entered into these three year agreements with members of the lending group and all counterparty members are significant international financial institutions.

The fair value of interest rate derviatives are based on quoted market prices and third-party provided calculations, which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments. At December 31, 1999 and 1998, the net unrealized gain (loss) on the net interest rate derivatives was $0.6 million and ($2.4) million, respectively, while the carrying value was zero

The Company enters into forward exchange contracts principally to hedge the currency fluctuations in certain transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. Principal transactions hedged during the year were firm sales and purchase commitments.

The fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At December 31, 1999, the net unrealized loss on the net foreign exchange derivative contracts was $0.9 million. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

In the normal course of business, General Cable enters into forward pricing agreements for purchase of copper and aluminum for delivery in a future month to match certain sales transactions. At December 31, 1999 and 1998, General Cable had an unrealized gain (loss) of $1.8 million and ($2.7) million, respectively. General Cable expects to recover the unrealized loss under these agreements as a result of firm sales price commitments with customers.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT

The notional amounts and fair values of these financial instruments at December 31, 1999 and 1998, are shown below (in millions). The carrying amounts of the financial instruments was zero at December 31, 1999 and 1998.

	1999		1998

	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

Interest rate swaps	$37.5	$0.1	$125.0	$(2.4)

Interest rate collars	375.0	0.5	—	—

Foreign currency forward exchange	60.9	(0.9)	—	—

Commodity futures	3.2	(0.1)	—	—

	$476.6	$(0.4)	$125.0	$(2.4)

12. Income Taxes

The provision for income taxes consisted of the following (in millions):

	Year Ended December 31,

	1999	1998	1997

Current tax expense:

Federal	$4.3	$28.7	$24.1

State	(0.7)	0.9	3.8

Foreign	7.6	0.5	0.7

Deferred tax expense:

Federal	8.2	11.3	4.3

State	1.0	1.3	1.1

Foreign	(1.5)	—	—

	$18.9	$42.7	$34.0

The reconciliation of reported income tax expense to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income is as follows (in millions):

	Year Ended December 31,

	1999	1998	1997

Statutory federal income tax	$18.6	$39.9	$30.5

State and foreign income tax differential	0.9	1.3	3.2

Other, net	(0.6)	1.5	0.3

	$18.9	$42.7	$34.0

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of deferred tax assets and liabilities were as follows (in millions):

	December 31,

	1999	1998

Deferred tax assets:

Net operating loss carryforwards	$53.3	$25.2

Pension and retiree benefits accruals	3.9	9.2

Asset and rationalization reserves	8.9	3.0

Inventory reserves	5.6	3.4

Tax credit carryforwards	4.2	3.1

Other liabilities	22.5	10.8

Valuation allowance	(28.0)	—

Total deferred tax assets	70.4	54.7

Deferred tax liabilities:

Depreciation and fixed assets	19.9	15.2

Net deferred tax assets	$50.5	$39.5

The Company has recorded a valuation allowance with respect to the deferred tax assets of certain foreign operations due to recent losses and uncertainties as to the amount of taxable income that will be generated in future years.

In accordance with the provisions of Internal Revenue Code Section 382, utilization of the Company’s U.S. net operating loss carryforward is limited to approximately $5.4 million per year. The net operating loss carryforward expires in varying amounts from 2006 through 2013. Because of the Section 382 limitation, the portion of the Company’s total U.S. net operating loss carryforward that may be utilized through expiration is estimated to be approximately $66.5 million. The Company has $1.0 million of U.S. foreign tax credits that expire in 2004 and $3.1 million of alternative minimum tax (AMT) credit carryforwards that have no expiration date. The utilization of the AMT credit carryforwards is also subject to Section 382 limitations. The Company also has approximately $80 million of tax loss carryforwards attributable to various foreign subsidiaries. Most of these carryforwards relate to the Italian operations and expire in varying amounts from 2000-2004.

Undistributed earnings of foreign subsidiaries that are considered to be reinvested indefinitely are approximately $22 million.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Pension Plans

General Cable provides retirement benefits through contributory and noncontributory pension plans for the majority of its regular full-time employees.

Pension expense under the defined contribution plans sponsored by General Cable in the United States equaled four percent of each eligible employee’s covered compensation. In addition, General Cable sponsors employee savings plans under which General Cable may match a specified portion of contributions made by eligible employees.

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net pension expense included the following components (in millions):

	Year Ended December 31,

	1999	1998	1997

Service cost	$2.4	$1.8	$1.4

Interest cost	7.8	7.2	6.3

Return on plan assets	(9.7)	(5.5)	(16.7)

Net amortization and deferral	0.6	(3.5)	9.1

Net defined benefit pension expense	1.1	0.0	0.1

Net defined contribution pension expense	8.0	2.3	2.2

Total pension expense	$9.1	$2.3	$2.3

The following table shows reconciliations of pension plan obligations and assets (in millions):

	1999	1998

Beginning benefit obligation	$112.2	$95.9

Acquisitions	8.8	—

Service cost	2.4	1.8

Interest cost	7.8	7.2

Benefits paid	(9.4)	(9.0)

Amendments	1.1	—

Assumption change	(7.9)	—

Actuarial loss	1.0	16.3

Ending benefit obligation	$116.0	$112.2

Beginning fair value of plan assets	$98.6	$97.4

Acquisitions	8.1	—

Actual return on plan assets	14.5	7.0

Company contributions	7.6	3.2

Benefits paid	(9.4)	(9.0)

Ending fair value of plan assets	$119.4	$98.6

Funded status of the plan	$3.4	$(13.6)

Unrecognized net transition obligation	0.6	—

Unrecognized actuarial loss (gain)	(5.6)	8.3

Unrecognized prior service cost	4.9	3.9

Additional minimum liability	—	(12.8)

Prepaid (accrued) pension amount	$3.3	$(14.2)

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average rate assumptions used in determining pension costs and the benefit obligations were:

	1999	1998	1997

Discount rate	7.75%	6.75%	7.0%

Expected rate of increase in future compensation levels	4.5%	4.5%	4.5%

Long-term rate of return on plan assets	9.5%	9.5%	9.5%

For plans with an accumulated benefit obligation exceeding assets, the total projected benefit obligation and accumulated benefit obligation were $11.1 million and $97.4 million and the fair value of plan assets was $6.5 million and $81.3 at December 31, 1999 and 1998, respectively.

The provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” required the Company to record an additional minimum liability of $12.8 million at December 31, 1998. This liability represents the amount by which the accumulated benefit obligation exceeded the sum of the fair market value of plan assets and accrued amounts previously recorded. The additional minimum liability was offset by a $3.8 million intangible asset and resulted in a $5.5 million charge to comprehensive income, net of related tax benefits. The intangible asset is included in other non-current assets in the consolidated balance sheet at December 31, 1998. As a result of an increase in the discount rate and favorable investment performance the $3.8 million intangible asset and $5.5 million charge to comprehensive income were reversed in 1999.

During the period from the Acquisition to December 31, 1999, the Company’s United Kingdom employees participated on a temporary basis in the United Kingdom pension plans of BICC plc. The Company’s only obligation during this period was to pay contributions at the rates specified in the sale and purchase agreement between BICC plc and the Company. These contributions of $5.5 million are included in defined contribution pension expense.

Effective January 1, 2000, the Company has established a new defined benefit pension plan for its United Kingdom employees. The costs for this plan will be included in the Company’s defined benefit plan costs beginning in the first quarter of 2000.

14. Post-Retirement Benefits Other Than Pensions

General Cable has post-retirement benefit plans that provide medical and life insurance for certain retirees and eligible dependents. General Cable funds the plans as claims or insurance premiums are incurred. Net post-retirement benefit expense (income) included the following components (in millions):

	Year Ended December 31,

	1999	1998	1997

Service cost	$0.3	$0.1	$0.4

Interest cost	0.6	0.5	1.1

Amortization of prior service cost	(0.8)	(0.8)	—

Curtailment gain	—	(2.1)	—

Net post-retirement benefit expense (income)	$0.1	$(2.3)	$1.5

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The curtailment gain in 1998 was a result of closing certain manufacturing facilities.

The change in the accrued post-retirement benefit liability was as follows (in millions):

	1999	1998

Beginning benefit obligation balance	$11.7	$15.3

Acquisitions	3.9	—

Net periodic benefit expense (income)	0.1	(2.3)

Benefits paid	(1.0)	(1.3)

Ending benefit obligation balance	$14.7	$11.7

The discount rate used in determining the accumulated post-retirement benefit obligation was 7.75% for the year ended December 31, 1999, 6.5% for the year ended December 31, 1998 and 7.0% for the year ended December 31, 1997. The assumed health-care cost trend rate used in measuring the accumulated post-retirement benefit obligation was 7.3%, decreasing gradually to 5.0% in year 2005 and thereafter. Changing the assumed health- care cost trend rate by 1% would result in a change in the accumulated post-retirement benefit obligation of $1.0 million for 1999. The effect of this change would affect net post-retirement benefit expense by $0.1 million.

15. Stock Options

General Cable has a Stock Incentive Plan under which a maximum of 4,725,000 shares of Common Stock may be issued. Stock options are granted to employees at prices which are not less than the closing market price on the date of grant. The majority of options granted during 1999 and 1998 expire in 10 years and vest and become fully exercisable ratably over three years of continued employment. Options granted during 1997 expire in 10 years and vest and become fully exercisable at the end of three years of continued employment. General Cable applies APB Opinion 25 and related Interpretations in accounting for the plan. Accordingly, no compensation cost has been recognized for grants under the stock option plan. If compensation costs for General Cable’s stock option plan had been determined based on the fair value at the grant dates for awards under this plan consistent with the method of SFAS No. 123, the pro forma net income would have been as follows for the years ended December 31, (in millions except per share amounts):

	1999	1998	1997

Net income:

As reported	$34.2	$71.2	$53.2

Pro forma	28.6	67.6	52.0

Earnings per common share:

As reported	0.95	1.93	1.45

Pro forma	0.80	1.84	1.42

Earnings per common share-assuming dilution:

As reported	0.95	1.90	1.44

Pro forma	0.80	1.80	1.41

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	1999	1998	1997

Risk-free interest rate	5.9%	4.9%	6.0%

Expected dividend yield	1.4%	0.9%	0.6%

Expected option life	6.5 years	6.5 years	6.5 years

Expected stock price volatility	76.0%	54.0%	37.0%

Weighted average fair value of options granted	$11.09	$13.78	$6.81

A summary of option information for the years ended December 31, 1999, 1998 and 1997 follows (options in thousands):

		Weighted
		Average
	Options	Exercise
	Outstanding	Price

Granted	1,715	$14.02

Forfeited	(66)	14.00

Balance at December 31, 1997	1,649	14.02

Granted	417	25.55

Exercised	(19)	14.00

Forfeited	(173)	15.57

Balance at December 31, 1998	1,874	16.49

Granted	914	17.59

Forfeited	(221)	18.01

Balance at December 31, 1999	2,567	$16.75

As of December 31, 1999 and 1998, there were 126,000 and 1,000 exercisable stock options at an average exercise price of $23.56 and $21.91 per share, respectively.

The following table summarizes information about stock options outstanding at December 31, 1999 (options in thousands):

			Weighted-Avg.
			Remaining
Range of	Options	Weighted-Avg.	Contractual
Option Prices	Outstanding	Exercise Price	Life

$7 to $14	1,263	$13.89	7.3 yrs.

$14 to $20	527	$14.23	9.1 yrs.

$20 to $28	777	$23.10	8.6 yrs.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Shareholders’ Equity

General Cable is authorized to issue 75 million shares of common stock and 25 million shares of preferred stock.

Following consummation of its initial public offering in 1997, General Cable awarded 402,890 shares of restricted stock to executive officers and other key employees. The awards of restricted stock were made in settlement of obligations under existing long-term incentive arrangements. Restrictions on 224,320 shares expired on December 31, 1998, while restrictions on the remaining 178,570 shares expire in May 2000. Additionally, 5,770 shares of restricted stock were issued during 1997. During 1999 and 1998, General Cable awarded 210,317 and 38,097 shares, respectively, of restricted stock. Restrictions on the majority of the shares issued in 1999 and 1998 will expire ratably over a three-year period. Amortization of restricted stock awards was $1.7 million during 1999.

In November 1998, General Cable entered into a Stock Loan Incentive Plan (SLIP) with executive officers and key employees. Under the SLIP, the Company loaned $6.0 million to facilitate open market purchases of General Cable Common Stock. The notes bear interest at 5.12% and mature in November 2003. A matching restricted stock unit (MRSU) was issued for each share of stock purchased under the SLIP. The MRSU’s generally vest after five years of continuous employment. If the vesting requirements are met, one share of General Cable Common Stock will be issued in exchange for each MRSU. The fair value of the MRSU’s at the grant date of $6.0 million, adjusted for subsequent forfeitures, is being amortized to expense over the five-year vesting period. There are 286,984 MRSU’s outstanding as of December 31, 1999. Amortization expense related to the MRSU’s was $1.2 million during 1999.

17. Earnings Per Common Share

A reconciliation of the numerator and denominator of earnings per common share to earnings per common share assuming dilution for the years ended December 31, is as follows (in millions):

	1999	1998	1997

Earnings per common share:

Net income(1)	$34.2	$71.2	$53.2

Weighted average shares outstanding(2)	35.9	36.8	36.6

Earnings per common share	$0.95	$1.93	$1.45

Earnings per common share - assuming dilution:

Net income(1)	$34.2	$71.2	$53.2

Weighted average shares outstanding	35.9	36.8	36.6

Dilutive effect of stock options and restricted stock units	—	0.7	0.3

Total shares(2)	35.9	37.5	36.9

Earnings per common share - assuming dilution	$0.95	$1.90	$1.44

(1)	Numerator

(2)	Denomenator

The earnings per common share - assuming dilution computation excludes the impact of 2.9 million, 2.2 million and 1.6 million stock options and restricted stock units in 1999, 1998 and 1997, respectively, because their impact was anti-dilutive.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Segment Information

General Cable has three reportable operating segments: the Electrical Group, the Communications Group and the Energy Group. These segments are strategic business units organized around three product categories that follow management’s internal organization structure. Segment net sales represent sales to external customers.

The Electrical Group manufactures and sells wire and cable products which conduct electrical current for industrial, commercial and residential power and control applications. The Communications Group manufactures and sells wire and cable products which transmit low voltage signals for voice, data, video and control applications. The Energy Group manufactures and sells wire and cable products which include low-, medium- and high-voltage power distribution and power transmission products for terrestrial and subsea applications.

Segment operating income represents profit from operations before interest income, interest expense or income taxes. Depreciation on corporate property was allocated to the operating segments. Corporate assets included cash, deferred income taxes, property, certain prepaid expenses and other current and non-current assets.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information for the Company’s operating segments for the years ended December 31, is as follows (in millions):

	Electrical	Communications	Energy
	Group	Group	Group	Corporate	Total

Net Sales:

1999	$959.3	$505.3	$623.8	—	$2,088.4

1998	690.4	460.1	—	—	1,150.5

1997	718.6	415.9	—	—	1,134.5

Operating Income:

1999	12.7	59.3	28.8	—	100.8

1998	55.6	74.0	—	—	129.6

1997	51.5	53.0	—	—	104.5

Identifiable Assets:

1999	476.9	243.7	688.2	$159.5	1,568.3

1998	318.1	235.9	—	97.0	651.0

1997	300.3	168.1	—	95.3	563.7

Capital Expenditures:

1999	23.5	22.7	48.7	2.7	97.6

1998	30.8	39.1	—	5.6	75.5

1997	12.7	25.1	—	4.8	42.6

Depreciation Expense:

1999	8.7	13.6	7.1	—	29.4

1998	8.6	9.9	—	—	18.5

1997	6.9	7.0	—	—	13.9

The following table presents revenues by country based on the location of the use of the product or services for the years ended December 31 (in millions).

	1999	1998	1997

United States	$1,421.5	$1,124.0	$1,105.7

United Kingdom	205.3	9.4	9.8

Rest of World	461.6	17.1	19.0

	$2,088.4	$1,150.5	$1,134.5

The following table presents long-lived assets by country based on the location of the asset as of December 31 (in millions).

	1999	1998	1997

United States	$300.8	$210.1	$154.5

United Kingdom	74.8	0.7	1.1

Rest of World	63.1	—	—

	$438.7	$210.8	$155.6

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Commitments and Contingencies

Certain present and former operating sites, or portions thereof, currently or previously owned or leased by current or former operating units of General Cable are the subject of investigations, monitoring or remediation under the United States Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund), the Federal Resource Conservation and Recovery Act or comparable state statutes or agreements with third parties. These proceedings are in various stages ranging from initial investigations to active settlement negotiations to implementation of the cleanup or remediation of sites.

Certain present and former operating units of General Cable in the United States have been named as potentially responsible parties (PRPs) at several off-site disposal sites under CERCLA or comparable state statutes in federal court proceedings. In each of these matters, the operating unit of General Cable is working with the governmental agencies involved and other PRPs to address environmental claims in a responsible and appropriate manner.

At December 31, 1999 and 1998, General Cable had an accrued liability of approximately $6.4 million and $5.3 million, respectively, for various environmental-related liabilities of which General Cable is aware. American Premier Underwriter’s Inc., a former parent of General Cable, agreed to indemnify General Cable against all environmental liabilities arising out of General Cable’s or its predecessors’ ownership or operation of the Indiana Steel & Wire Company and Marathon Manufacturing Holdings, Inc. businesses (which were divested by General Cable), without limitation as to time or amount. American Premier also agreed to indemnify General Cable against 66 2/3% of all other environmental liabilities arising out of General Cable’s or its predecessors’ ownership or operation of other properties and assets in excess of $10 million but not in excess of $33 million which are identified during the seven-year period ending June 2001. While it is difficult to estimate future environmental liabilities accurately, General Cable does not currently anticipate any material adverse impact on its results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.

As part of the Acquisition, BICC plc agreed to indemnify General Cable against environmental liabilities existing at the date of the closing of the purchase of the business. The indemnity is for an eight year period ending in 2007 while General Cable operates the businesses subject to certain sharing of losses (with BICC plc covering 95% of losses in the first three years, 80% in years four and five and 60% in the remaining three years). The indemnity is also subject to the overall indemnity limit of $150 million which applies to all warranty and indemnity claims in the transaction. In addition, BICC plc assumed responsibility for cleanup of certain specific conditions at various sites operated by General Cable, which are proceeding at this time. At this time, there are no claims outstanding under the general indemnity provided by BICC plc.

General Cable is also involved in various routine legal proceedings and administrative actions. Such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on its result of operations, cash flows or financial position.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

General Cable has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. Future minimum rental payments required under non-cancelable lease agreements at December 31, 1999 were as follows: 2000-$16.9 million, 2001-$12.3 million, 2002-$7.8 million, 2003-$3.2 million and 2004-$1.8 million. Rental expense recorded under operating leases was $13.8 million, $8.1 million and $6.7 million for the years ended December 31, 1999, 1998 and 1997, respectively.

20. Quarterly Operating Results (Unaudited)

The interim financial information is unaudited. In the opinion of management, the interim financial information reflects all adjustments necessary for a fair presentation of quarterly financial information. Quarterly results have been influenced by seasonal factors inherent in General Cable’s businesses. The sum of the quarter’s earnings per share amounts may not add to full year earnings per share because each quarter is calculated independently. Summarized historical quarterly financial data for 1999 and 1998 are set forth below (in millions, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

1999

Net sales	$262.8	$438.6	$677.7	$709.3

Asset impairment charges	—	—	—	(24.5)

Gross profit	46.8	80.7	122.8	92.2

Net income (loss)	8.1	13.0	17.9	(4.8)

Earnings (loss) per common share	0.22	0.36	0.50	(0.14)

Earnings(loss) per common share- Assuming dilution	0.22	0.36	0.50	(0.14)

1998

Net sales	$278.6	$306.7	$304.5	$260.7

Gross profit	57.0	66.9	69.3	56.6

Net income	13.5	18.1	22.1	17.5

Earnings per common share	0.37	0.49	0.60	0.48

Earnings per common share- Assuming dilution	0.36	0.48	0.59	0.47

The results for the fourth quarter of 1999 include the impact of adjusting the Company’s full year effective tax rate to 35.5%. The results for the fourth quarter of 1998 include the impact of adjusting the Company’s full year effective tax rate to 37.5%, a reduction in the level of controllable expenses and a true-up of the Company’s incentive compensation accrual to reflect the actual cash incentives earned in 1998.

Schedule II

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
Accounts Receivable Allowances
(in millions)

	For the Years
	Ended December 31,

	1999	1998	1997

Accounts Receivable Allowances:

Beginning balance	$7.0	$7.3	$8.4

Acquisitions	11.6	—	—

Provision	1.1	0.8	1.3

Write-offs	(3.3)	(1.1)	(2.4)

Ending balance	$16.4	$7.0	$7.3

S-1