Form 10-Q
period 2000-03-31
GENERAL CABLE CORP /DE/
filed 2000-05-09
CIK 886035

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2000
Commission File No. 1-12983

GENERAL CABLE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1398235 (I.R.S. Employer Identification No.)

4 Tesseneer Drive
Highland Heights, KY 41076
(Address of principal executive offices)

(859) 572-8000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ___

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2000

Common Stock, $.01 Par Value	33,991,617

GENERAL CABLE CORPORATION

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

Page

PART I — Financial Information

Item 1. Consolidated Financial Statements

Statements of Operations -

For the three months ended March 31, 2000 and 1999	3

Balance Sheets -

March 31, 2000 and December 31, 1999	4

Statements of Cash Flows -

For the three months ended March 31, 2000 and 1999	5

Statement of Changes in Shareholders’ Equity -

For the three months ended March 31, 2000 and 1999	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

PART II — Other Information

Item 6. Exhibits and Reports on Form 8-K	17

Signature	18

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

	Three Months Ended
	March 31,

	2000	1999

Net sales	$716.8	$262.8

Cost of sales	631.9	216.0

Gross profit	84.9	46.8

Selling, general and administrative expenses	79.8	29.5

Operating income	5.1	17.3

Interest income (expense):

Interest expense	(19.4)	(4.5)

Interest income	0.4	0.1

	(19.0)	(4.4)

Earnings (loss) before income taxes	(13.9)	12.9

Income tax benefit (provision)	4.9	(4.8)

Net income (loss)	$(9.0)	$8.1

Earnings (loss) per common share	$(0.26)	$0.22

Weighted average common shares	34.0	36.9

Earnings (loss) per common share-assuming dilution	$(0.26)	$0.22

Weighted average common shares-assuming dilution	34.0	37.2

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except share data)

	March 31,	December 31,
	2000	1999

	(unaudited)
ASSETS

Current Assets:

Cash	$34.9	$38.0

Receivables, net	539.4	479.4

Inventories	464.2	441.2

Deferred income taxes	26.1	26.3

Prepaid expenses and other	33.8	33.0

Total current assets	1,098.4	1,017.9

Property, plant and equipment, net	429.1	438.7

Deferred income taxes	37.6	38.4

Other non-current assets	61.3	73.3

Total assets	$1,626.4	$1,568.3

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$407.5	$360.3

Accrued liabilities	159.4	176.2

Current portion of long-term debt	12.0	13.2

Total current liabilities	578.9	549.7

Long-term debt	774.1	726.2

Deferred income taxes	14.2	14.2

Other liabilities	101.9	100.9

Total liabilities	1,469.1	1,391.0

Shareholders’ Equity:

Common stock, $0.01 par value:

Issued and outstanding shares:

March 31, 2000 – 34,005,098 (net of 3,029,400 treasury shares) December 31, 1999 – 33,999,633 (net of 3,029,400 treasury shares)	0.4	0.4

Additional paid-in capital	90.7	90.5

Other shareholders’ equity	(7.6)	(8.1)

Retained earnings	119.7	130.6

Accumulated other comprehensive income (loss)	(8.2)	1.6

Treasury stock	(37.7)	(37.7)

Total shareholders’ equity	157.3	177.3

Total liabilities and shareholders’ equity	$1,626.4	$1,568.3

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Three Months Ended
	March 31,

	2000	1999

Cash flows of operating activities:

Net income (loss)	$(9.0)	$8.1

Adjustments to reconcile net income (loss) to net cash used by operating activities:

Depreciation and amortization	15.4	6.2

Deferred income taxes	0.2	0.1

Changes in operating assets and liabilities:

(Increase) decrease in receivables	(67.4)	1.1

Increase in inventories	(27.6)	(21.0)

(Increase) decrease in other assets	3.0	(4.9)

Increase (decrease) in accounts payable, accrued and other liabilities	50.5	(30.3)

Net cash flows of operating activities	(34.9)	(40.7)

Cash flows of investing activities:
Capital expenditures	(12.7)	(9.2)

Other, net	(2.9)	0.3

Net cash flows of investing activities	(15.6)	(8.9)

Cash flows of financing activities:

Dividends paid	(1.7)	(1.9)

Net borrowings of credit facilities	49.1	57.0

Repayment of other long-term debt	—	(2.1)

Net cash flows of financing activities	47.4	53.0

Increase (decrease) in cash	(3.1)	3.4

Cash-beginning of period	38.0	3.4

Cash-end of period	$34.9	$6.8

SUPPLEMENTAL INFORMATION

Income taxes paid, net of refunds	$1.6	$9.4

Interest paid	$17.5	$4.3

NONCASH ACTIVITIES

Issuance of restricted stock, net of forfeitures	$—	$4.3

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity
(in millions, except share amounts)

					Accumulated
	Common Stock		Additional		Other		Other
			Paid-In	Retained	Comprehensive	Treasury	Shareholders'
	Shares	Amount	Capital	Earnings	Income(Loss)	Stock	Equity	Total

Balance, December 31, 1999	33,999,633	$0.4	$90.5	$130.6	$1.6	$(37.7)	$(8.1)	$177.3

Comprehensive income (loss):

Net income (loss)				(9.0)				(9.0)

Foreign currency translation adjustment					(9.8)			(9.8)

Comprehensive income (loss)								(18.8)

Dividends				(1.7)				(1.7)

Issuance of restricted stock	5,465							—

Amortization of restricted stock and other			0.2				0.5	0.7

Other				(0.2)				(0.2)

Balance, March 31, 2000	34,005,098	$0.4	$90.7	$119.7	$(8.2)	$(37.7)	$(7.6)	$157.3

Balance, December 31, 1998	36,815,340	$0.4	$84.8	$103.2	$(5.2)	—	$(6.0)	$177.2

Comprehensive income:

Net income				8.1				8.1

Foreign currency translation adjustment					(0.1)			(0.1)

Comprehensive income								8.0

Dividends				(1.9)				(1.9)

Issuance of restricted stock	205,870		4.3				(4.3)	—

Amortization of restricted stock and other							0.2	0.2

Other	(1,261)		0.3				0.2	0.5

Balance, March 31, 1999	37,019,949	$0.4	$89.4	$109.4	$(5.3)	—	$(9.9)	$184.0

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

Basis of Presentation The accompanying unaudited consolidated financial statements of General Cable Corporation and Subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three months ended March 31, 2000 are not necessarily indicative of results that may be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable’s 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

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

At the end of the second quarter of 1999, General Cable completed the second phase of the transaction to acquire BICC plc’s worldwide energy cable and cable systems businesses including ownership interests in businesses in Fiji, Portugal, Zimbabwe, Mozambique, Angola, Indonesia, Malaysia and Singapore for a cash payment of $26 million, subject to adjustment. On September 2, 1999, General Cable completed the acquisition of BICC plc’s ownership interest in a wire and cable manufacturing joint venture based in Berlin, Germany with a payment of $21.9 million (collectively, the Acquisition). The Acquisition has been accounted for under the purchase method of accounting.

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

In December 1999, the Company decided to sell certain business units due to deteriorating operating performance at these units. On February 9, 2000, the Company signed a definitive agreement with Pirelli Cavi e Sistemi S.p.A. (of Milan, Italy) for the sale of the stock of certain business units of its Pan-European, African and Asian operations for a purchase price of $216 million, subject to closing adjustments. The transaction is expected to close during the third quarter of 2000 and is subject to approval from the European Union competition authorities and certain other conditions. The proceeds from the transaction will be used to reduce the Company’s debt.

The business units being sold were acquired from BICC plc during 1999 and consist primarily of the operations in the United Kingdom, Italy and Africa and a joint venture in Malaysia. The transaction also includes the joint venture in China. The business units to be sold produced first quarter 2000 net sales and operating income (loss) of $150.4 million and $(20.2) million, respectively. The Company is retaining certain businesses acquired from BICC plc consisting of operations primarily in North America, Spain, Portugal and New Zealand.

3. Inventories

Inventories consisted of the following (in millions):

	March 31,	December 31,
	2000	1999

Raw materials	$74.0	$68.0

Work in process	88.1	93.9

Finished goods	302.1	279.3

Total	$464.2	$441.2

As of January 1, 2000 General Cable changed its accounting method for its North American non-metal inventories from the first-in-first-out (FIFO) method to the last-in-first-out (LIFO) method. The impact of the change was an increase in operating income of $2.5 million, or $0.05 of earnings per share on both a basic and diluted basis, in the first quarter of 2000. Previously General Cable had valued only the copper and aluminum components of its North American inventories using LIFO.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company believes that changing to the LIFO accounting method for its North American non-metal inventories more accurately reflects the impact of both volatile raw material prices and ongoing cost productivity initiatives, conforms the accounting for all North American inventories and provides a more comparable basis of accounting with direct competitors in North America who are on LIFO for the majority of their inventories. The cumulative effect of the change on prior years was not determinable.

At March 31, 2000 and December 31, 1999, $309.6 million and $107.6 million, respectively, of inventories were valued using the LIFO method. Approximate replacement cost of inventories valued using the LIFO method totaled $301.6 million at March 31, 2000 and $109.7 million at December 31, 1999. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are necessarily based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to many variables beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation.

4. Long-term Debt

Long-term debt consisted of the following (in millions):

	March 31,	December 31,
	2000	1999

Term loans	$708.2	$710.2

Revolving loans	48.0	—

Other	29.9	29.2

	786.1	739.4

Less current maturities	12.0	13.2

	$774.1	$726.2

In conjunction with the 1999 acquisition of BICC plc’s worldwide energy cable and cable systems businesses, General Cable entered into a new $1.05 billion credit facility which consists of: 1) term loans in Sterling, Euros and Dollars in an aggregate amount up to $125.0 million, 2) term loans in Dollars in an aggregate amount up to $675.0 million and 3) revolving loans and letters of credit in Dollars and foreign currencies in an aggregate amount up to $250.0 million.

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

5. Other Shareholders’ Equity

Other shareholders’ equity consisted of the following (in millions):

	March 31,	December 31,
	2000	1999

Loans to shareholders	$(6.0)	$(6.0)

Restricted stock	(2.2)	(2.7)

Other	0.6	0.6

	$(7.6)	$(8.1)

In the first quarter of 2000, General Cable awarded 5,465 shares of restricted stock. Restrictions on the majority of the shares issued will expire ratably over two years.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Earnings (Loss) Per Common Share

A reconciliation of the numerator and denominator of earnings (loss) per common share to earnings (loss) per common share assuming dilution is as follows (in millions):

	Three Months Ended March 31,

	2000			1999

	Income		Per Share	Income		Per Share
	(Loss)(1)	Shares(2)	Amount	(Loss) (1)	Shares(2)	Amount

Earnings (loss) per common share	$(9.0)	34.0	$(0.26)	$8.1	36.9	$0.22

Dilutive effect of stock options	—	—		—	0.3

Earnings (loss) per common share-

Assuming dilution	$(9.0)	34.0	$(0.26)	$8.1	37.2	$0.22

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

Summarized financial information for the Company’s operating segments for the three months ended March 31, is as follows (in millions):

	Electrical	Communications	Energy
	Group	Group	Group	Corporate	Total

Net Sales:

2000	$345.0	$146.5	$225.3	—	$716.8

1999	154.9	107.9	—	—	262.8

Operating Income (Loss):

2000	0.4	14.8	(10.1)	—	5.1

1999	4.3	13.0	—	—	17.3

Identifiable Assets:

March 31, 2000	628.3	298.2	525.0	$174.9	1,626.4

December 31, 1999	476.9	243.7	688.2	159.5	1,568.3

GENERAL CABLE CORPORATION AND SUBSIDIARIES

ITEM 2

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

All statements, other than statements of historical fact, included in this report, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are, or may be considered, forward-looking statements under relevant sections of the Securities Act of 1933 and the Securities Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in the forward-looking statements (Cautionary Statements) include: domestic and local country price competition, particularly in certain segments of the power cable, building wire and cordset markets, and other competitive pressures; general economic conditions, particularly in construction; the Company’s ability to retain key customers and distributors; the Company’s ability to increase manufacturing capacity; the Company’s ability to successfully integrate acquisitions and complete divestitures; the cost of raw materials, including copper; the level of growth in demand for products serving various segments of the communications markets; the Company’s ability to successfully introduce new or enhanced products; the impact of technological changes; the Company’s ability to achieve productivity improvements; and the impact of changes in industry standards and the regulatory environment. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements.

On April 6, 1999, the Company entered into an agreement to acquire BICC plc’s worldwide energy cable and cable systems businesses. On May 28, 1999, the Company completed the first phase of the transaction with the payment to BICC plc of $337.9 million. Phase one was comprised of all of the United States and Canadian operations, and all of the operations in Spain (and its subsidiaries), Italy, the United Kingdom, and New Zealand. At the end of the second quarter of 1999, the Company completed the second phase of its acquisition including ownership interests in businesses in Fiji, Portugal, Zimbabwe, Mozambique, Angola, and Asia Pacific, with a payment of $26 million. On September 2, 1999, the Company completed the acquisition of BICC plc’s ownership interest in a wire and cable manufacturing joint venture based in Berlin, Germany with a payment of $21.9 million (collectively, the Acquisition). The Acquisition was accounted for as a purchase, and accordingly, the results of operations of the acquired businesses are included in the consolidated financial statements for periods after the respective closing dates.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

In December 1999, the Company decided to sell certain business units due to deteriorating operating performance at these units. On February 9, 2000, the Company signed a definitive agreement with Pirelli Cavi e Sistemi S.p.A. (of Milan, Italy) for the sale of the stock of certain business units of its Pan-European, African and Asian operations, for a purchase price of $216 million, subject to closing adjustments. The business units being sold were acquired from BICC plc during 1999 and consist primarily of the operations in the United Kingdom, Italy and Africa and a joint venture in Malaysia. The transaction also includes the joint venture in China. The business units to be sold produced first quarter 2000 net sales and a operating income (loss) of $150.4 million and $(20.2) million, respectively. The proceeds from the transaction will be used to reduce the Company’s debt. The transaction is expected to close during the third quarter of 2000 and is subject to approval from the European Union competition authorities and certain other conditions.

General Cable’s reported net sales are directly influenced by the price of copper and to a lesser extent aluminum. Copper prices have been volatile, with the copper cathode daily selling price on the COMEX averaging $0.64 per pound during the first quarter of 1999 and $0.82 per pound for the first quarter of 2000. However, as a result of a number of practices intended to match copper and aluminum purchases with sales, the Company’s overall profitability has not been significantly affected by changes in copper and aluminum prices. General Cable generally passes changes in copper and aluminum prices along to its customers, although there are timing delays of varying lengths depending upon the type of product, competitive conditions and particular customer arrangements. General Cable does not engage in speculative metals trading or other speculative activities. Also, the Company does not engage in activities to hedge the underlying value of its copper and aluminum inventory.

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

Results of Operations

      Three Months Ended March 31, 2000 Compared with Three Months Ended March 31, 1999

	Ongoing		Businesses
	Businesses		to be Divested	Total

	First Quarter		First Quarter	First Quarter

	2000	1999	2000	2000	1999

Net Sales	$566.4	$262.8	$150.4	$716.8	$262.8

Cost of sales	481.3	216.0	150.6	631.9	216.0

Gross profit (loss)	85.1	46.8	(0.2)	84.9	46.8

Selling, general and administrative expense	59.8	29.5	20.0	79.8	29.5

Operating income (loss)	25.3	17.3	(20.2)	5.1	17.3

Interest expense, net	(14.1)	(4.4)	(4.9)	(19.0)	(4.4)

Earnings (loss) before income taxes	11.2	12.9	(25.1)	(13.9)	12.9

Income tax (provision) benefit	(4.0)	(4.8)	8.9	4.9	(4.8)

Net income (loss)	$7.2	$8.1	$(16.2)	$(9.0)	$8.1

Earnings (loss) per share – assuming dilution	$0.21	$0.22	$(0.47)	$(0.26)	$0.22

GENERAL CABLE CORPORATION AND SUBSIDIARIES

The results of operations are split between the ongoing businesses after the closing of the transactions announced in February 2000 and those that are to be divested.

Results of Ongoing Businesses

Net income from ongoing businesses was $7.2 million in the first quarter of 2000 compared to $8.1 million in the first quarter of 1999. Fully diluted earnings per share were $0.21 in the first quarter of 2000 compared to $0.22 in the first quarter of 1999.

Reported net sales from the ongoing businesses increased 116% to $566.4 million in the first quarter of 2000 from $262.8 million in the first quarter of 1999. After adjusting 1999 net sales to reflect the $0.18 increase in the average monthly Comex price per pound of copper in the first quarter of 2000, net sales increased 101% to $566.4 million, up from $282.4 million for the same period in 1999. The increase in copper-adjusted net sales reflects a 58% increase in Electrical Products, a 29% increase in Communication Products, and $152.7 million of Energy Product sales from the Acquisition.

The increase in Electrical Products copper-adjusted net sales reflects the Acquisition and sales volume growth in the pre-acquisition businesses, partially offset by lower selling prices for building wire products. Sales volume growth in Electrical Products included a 13% increase in building wire sales volume.

The increase in Communication Products copper-adjusted net sales reflects a 21% increase in sales volume for plastic insulated cables, a 14% increase in data networking cables sales volume and sales related to the Acquisition.

Selling, general and administrative expense increased to $59.8 million in the first quarter of 2000 from $29.5 million in the first quarter of 1999 primarily reflecting the Acquisition. Selling, general and administrative expense as a percent of copper-adjusted net sales was down approximately 90 basis points from the first quarter of the prior year on a pro forma basis.

Operating income increased 46% to $25.3 million in the first quarter of 2000 from $17.3 million in the first quarter of 1999. The increase reflects operating income from the Acquisition, sales volume growth in the pre-acquisition businesses, manufacturing cost reductions, and $2.5 million related to changing inventory accounting methods. These earnings improvements were partially offset by lower building wire pricing. The average building wire price premium over the cost of copper was down 11% in the first quarter of 2000 compared to the same period in 1999.

Manufacturing productivity included savings related to cycle-time reduction, process improvements and increased throughput. Significant improvements have been made at former BICC locations. A Business Improvement Team at the Marion, Indiana plant has yielded more than $1 million in savings during the first quarter of 2000.

As of January 1, 2000 the Company changed its accounting method relating to its North American non-metal inventories from the first-in-first-out (FIFO) method to the last-in-last-out (LIFO) method, resulting in a $2.5 million increase in operating income in the first quarter of 2000.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Net interest expense was $14.1 million in 2000 compared to $4.4 million in 1999. The increase reflects increased borrowings related to the Acquisition and higher interest rates under the new facility. The net interest expense related to the ongoing businesses has been adjusted to exclude a pro forma amount related to the businesses pending sale to Pirelli.

The effective tax rate for the first quarter of 2000 was 35.5% compared to 37.5% in the first quarter of 1999 reflecting the impact of the addition of operations in jurisdictions with lower tax rates and the resolution of certain state tax exposures.

Results of Businesses to be Divested

The results from the businesses to be divested reflect the actual operating results of the businesses and allocated interest costs incurred based on the acquisition price of $216.0 million, subject to closing adjustments, to be paid by Pirelli at closing. The pro forma net loss from the divested businesses was $16.2 million or $0.47 per share.

A significant portion of the net loss from businesses to be divested resulted from the Supertension and Subsea Cables operation. The Supertension operation was severely impacted by low pricing levels as a result of excess capacity in the market. Also, a lull in project activity during the first quarter of 2000 gave rise to reduced sales volume levels.

Operations in Italy and at Distribution Cables in the United Kingdom also experienced significant losses in the first quarter of 2000. Operations in Italy experienced demand which was more than 50% below the prior year and selling prices which have declined in response to changes in the competitive nature of the market resulting from the partial privatization of the principal Italian utility company. The Distribution Cables business experienced demand levels 20% to 30% below historical levels primarily due to lower European utilities orders.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Liquidity and Capital Resources

In general, General Cable requires cash for working capital, capital expenditures, debt repayment, interest and taxes. General Cable’s working capital requirements increase when it experiences strong incremental demand for products and/or significant copper price increases.

Cash used by operating activities in the first three months of 2000 was $34.9 million. This principally reflects a $67.4 million increase in accounts receivable and a $27.6 million increase in inventories, partially offset by a $50.5 million increase in accounts payable, accrued liabilities and other long-term liabilities, net income before depreciation and deferred taxes of $6.6 million and a $3.0 million decrease in other assets.

Cash flow used in investing activities was $15.6 million in the first three months of 2000, principally reflecting $12.7 million of capital expenditures.

Cash flow provided by financing activities in the first three months of 2000 was $47.4 million, primarily reflecting proceeds of borrowings of $49.1 million under General Cable’s $1.05 billion credit facility, partially offset by $1.7 million of dividends paid during the quarter.

The Company’s credit facility was entered into with one central bank as administrative agent, and a syndicate of lenders. The facility consists of: 1) term loans in Sterling, Euros and Dollars in an aggregate amount up to $125.0 million, 2) term loans in Dollars in an aggregate amount up to $675.0 million and 3) revolving loans and letters of credit in Dollars and foreign currencies in an aggregate amount up to $250.0 million. Borrowings are secured by assets of the Company’s North American operations and a portion of the stock of its non-North American subsidiaries and are also guaranteed by the Company’s principal operating subsidiaries.

Borrowings under the facility were $756.2 million at March 31, 2000. Loans under the new facility bear interest, at the Company’s option, at (i) a spread over LIBOR or (ii) a spread over the Alternate Base Rate, which is defined as the higher of (a) the agent’s Prime Rate, (b) the secondary market rate for certificates of deposit (adjusted for reserve requirements) plus 1% or (c) the Federal Funds Effective Rate plus 1/2 of 1%.

Repayments under the term loans begin in March 2002 with the final maturity varying between June 2005 and June 2007. The Company anticipates being able to meet its obligations as they come due.

A commitment fee accrues on the unused portion of the new facility. The commitment fee ranges between 35 and 50 basis points per annum and the spread over LIBOR on all loans under the facility ranges between 175 and 325 basis points per annum. Both the commitment fee and the spread over LIBOR are subject to periodic adjustment depending upon the Company’s Leverage Ratio. The new facility restricts certain corporate acts and contains required minimum financial ratios and other covenants. During the quarter, the Company amended its credit agreement to permit the sale of certain business units to Pirelli as well as to increase flexibility within its financial covenants for 2000.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

PART II — Other Information

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

10.32	-	Second amendment dated March 9, 2000 to the Credit Agreement between the Company, Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999.

10.33	-	Amended and Restated Employment Agreement dated April 28, 2000, between Stephen Rabinowitz and the Company.

10.34	-	Amended and Restated Employment Agreement dated April 28, 2000, between Gregory B. Kenny and the Company.

10.35	-	Amended and Restated Employment Agreement dated April 28, 2000, between Christopher F. Virgulak and the Company.

10.36	-	Amended and Restated Employment Agreement dated April 28, 2000, between Robert Siverd and the Company.

10.37	-	Amended and Restated Change-in-Control Agreement dated April 28, 2000, between Stephen Rabinowitz and the Company.

10.38	-	Amended and Restated Change-in-Control Agreement dated April 28, 2000, between Gregory B. Kenny and the Company.

10.39	-	Amended and Restated Change-in-Control Agreement dated April 28, 2000, between Christopher F. Virgulak and the Company.

10.40	-	Amended and Restated Change-in-Control Agreement dated April 28, 2000, between Robert Siverd and the Company.

18	-	Letter regarding change in accounting principle.

27.1	-	Financial Data Schedule

      (b) Reports on Form 8-K — None

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL CABLE CORPORATION

Signed: May 9, 2000	By: /s/CHRISTOPHER F. VIRGULAK ___________________________________ Christopher F. Virgulak Executive Vice President and Chief Financial Officer