Form 10-Q
period 2000-06-30
GENERAL CABLE CORP /DE/
filed 2000-08-08
CIK 886035

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2000
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2000

Common Stock, $.01 Par Value	33,348,501

GENERAL CABLE CORPORATION

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I — Financial Information	Page

Item 1. Consolidated Financial Statements

Statements of Operations -

For the three and six months ended June 30, 2000 and 1999	3

Balance Sheets -

June 30, 2000 and December 31, 1999	4

Statements of Cash Flows -

For the six months ended June 30, 2000 and 1999	5

Statements of Changes in Shareholders’ Equity –

For the six months ended June 30, 2000 and 1999	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

PART II — Other Information

Item 4. Results of Votes of Security Holders	20

Item 6. Exhibits and Reports on Form 8-K	20

Signature	21

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

Net sales	$757.0	$438.6	$1,473.8	$701.4

Cost of sales	674.3	366.4	1,314.2	590.8

Gross profit	82.7	72.2	159.6	110.6

Selling, general and administrative expenses	68.7	42.9	140.5	64.0

Operating income	14.0	29.3	19.1	46.6

Interest income (expense):

Interest expense	(21.5)	(8.7)	(40.9)	(13.2)

Interest income	0.9	0.3	1.3	0.4

	(20.6)	(8.4)	(39.6)	(12.8)

Earnings (loss) before income taxes	(6.6)	20.9	(20.5)	33.8

Income tax (provision) benefit	2.3	(7.9)	7.2	(12.7)

Net income (loss)	$(4.3)	$13.0	$(13.3)	$21.1

Earnings (loss) per common share	$(0.13)	$0.36	$(0.39)	$0.57

Weighted average common shares	33.9	36.4	34.0	36.7

Earnings (loss) per common share-assuming dilution	$(0.13)	$0.36	$(0.39)	$0.57

Weighted average common shares-assuming dilution	33.9	36.5	34.0	36.8

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except share data)

ASSETS	June 30,	December 31,
	2000	1999

	(unaudited)
Current Assets:

Cash	$29.8	$38.0

Receivables, net	541.2	479.4

Inventories	459.0	441.2

Deferred income taxes	26.1	26.3

Prepaid expenses and other	32.5	33.0

Total current assets	1,088.6	1,017.9

Property, plant and equipment, net	405.0	438.7

Deferred income taxes	38.7	38.4

Other non-current assets	64.1	73.3

Total assets	$1,596.4	$1,568.3

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$405.5	$360.3

Accrued liabilities	147.2	176.2

Current portion of long term debt	21.0	13.2

Total current liabilities	573.7	549.7

Long-term debt	772.9	726.2

Deferred income taxes	14.2	14.2

Other liabilities	93.3	100.9

Total liabilities	1,454.1	1,391.0

Shareholders’ Equity:

Common stock, $0.01 par value:

Issued and outstanding shares:

June 30, 2000 – 33,498,330 (net of 3,536,525 treasury shares) December 31, 1999 – 33,999,633 (net of 3,029,400 treasury shares)	0.4	0.4

Additional paid-in capital	90.8	90.5

Other shareholders’ equity	(6.8)	(8.1)

Retained earnings	113.9	130.6

Accumulated other comprehensive income (loss)	(14.0)	1.6

Treasury stock	(42.0)	(37.7)

Total shareholders’ equity	142.3	177.3

Total liabilities and shareholders’ equity	$1,596.4	$1,568.3

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in millions, unaudited)

	Six Months Ended

	June 30,

	2000	1999

Cash flows of operating activities:

Net income (loss)	(13.3)	$21.1

Adjustments to reconcile net income to net cash used by operating activities:

Depreciation and amortization	32.0	14.4

Deferred income taxes	(1.0)	0.3

Changes in operating assets and liabilities, net of effect of acquisitions:

Increase in receivables	(75.5)	(38.9)

Increase in inventories	(27.0)	(9.7)

(Increase) decrease in other assets	6.7	(6.9)

Increase (decrease) in accounts payable, accrued and other liabilities	43.3	(7.2)

Net cash flows of operating activities	(34.8)	(26.9)

Cash flows of investing activities:

Capital expenditures	(26.8)	(24.5)

Acquisitions, net of cash acquired	—	(366.0)

Proceeds from the sale of property	0.3	—

Other, net	(1.3)	(2.1)

Net cash flows of investing activities	(27.8)	(392.6)

Cash flows of financing activities:

Dividends paid	(3.4)	(3.7)

Net changes in revolving credit borrowings	64.4	(239.0)

Issuance of long-term debt	—	747.0

Acquisition of treasury stock	(4.3)	(11.7)

Repayment of other long-term debt	(2.3)	(2.5)

Net cash flows of financing activities	54.4	490.1

Increase (decrease) in cash	(8.2)	70.6

Cash-beginning of period	38.0	3.4

Cash-end of period	$29.8	$74.0

SUPPLEMENTAL INFORMATION

Income taxes paid, net of refunds	$5.0	$14.0

Interest paid	$32.4	$8.1

NONCASH ACTIVITIES

Issuance of restricted stock	$0.1	$4.3

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(in millions, except share amounts)

					Accumulated
	Common Stock		Additional		Other		Other
			Paid-In	Retained	Comprehensive	Treasury	Shareholders'
	Shares	Amount	Capital	Earnings	Income(Loss)	Stock	Equity	Total

Balance, December 31, 1999	33,999,633	$0.4	$90.5	$130.6	$1.6	$(37.7)	$(8.1)	$177.3

Comprehensive income (loss):

Net income (loss)				(13.3)				(13.3)

Foreign currency translation adjustment					(15.6)			(15.6)

Comprehensive income (loss)								(28.9)

Dividends				(3.4)				(3.4)

Issuance of restricted stock	9,257		0.1					0.1

Amortization of restricted stock and other			0.3				1.3	1.6

Acquisition of treasury stock	(507,125)					(4.3)		(4.3)

Other	(3,435)		(0.1)					(0.1)

Balance, June 30, 2000	33,498,330	$0.4	$90.8	$113.9	$(14.0)	$(42.0)	$(6.8)	$142.3

Balance, December 31, 1998	36,815,340	$0.4	$84.8	$103.2	$(5.2)	$—	$(6.0)	$177.2

Comprehensive income:

Net income				21.1				21.1

Foreign currency translation adjustment					(5.0)			(5.0)

Comprehensive income								16.1

Dividends				(3.7)				(3.7)

Issuance of restricted stock	205,315		4.3				(4.3)	—

Amortization of restricted stock and other			0.6				0.7	1.3

Acquisition of treasury stock	(858,400)					(11.7)		(11.7)

Other	769		0.1	0.1			0.2	0.4

Balance, June 30, 1999	36,163,024	$0.4	$89.8	$120.7	$(10.2)	$(11.7)	$(9.4)	$179.6

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

Basis of Presentation The accompanying unaudited consolidated financial statements of General Cable Corporation and Subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of results that may be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable’s 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

New Standards During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. General Cable will be required to adopt SFAS No. 133, as amended, no later than January 1, 2001. Management has not yet analyzed the impact of SFAS No. 133 on its consolidated financial statements.

2. Acquisitions and Divestitures

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The purchase price was allocated based on fair values of assets acquired and liabilities assumed at the date of acquisition. There was no goodwill recorded in connection with the Acquisition. The results of the businesses acquired have been included in the consolidated financial statements since the respective closing dates.

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

In December 1999, the Company decided to sell certain business units due to deteriorating operating performance at these units. On February 9, 2000, the Company signed a definitive agreement with Pirelli Cavi e Sistemi S.p.A. (of Milan, Italy) for the sale of the stock of certain business units of its Pan-European, African and Asian operations for a purchase price of $216 million, subject to closing adjustments. The closing adjustments will include changes in net assets of the businesses to be sold since November 30, 1999, resulting from operating losses and other adjustments as defined in the sale agreement. The transaction is expected to close during the third quarter of 2000 and has been approved by the European Union competition authorities. The proceeds from the transaction will be used to reduce the Company’s debt.

The business units being sold were acquired from BICC plc during 1999 and consisted primarily of the operations in the United Kingdom, Italy and Africa and a joint venture in Malaysia. The transaction also includes the joint venture in China. The business units to be sold produced second quarter 2000 net sales and an operating loss of $152.6 million and $21.2 million, respectively, and year-to-date net sales and an operating loss of $303.0 million and $41.4 million, respectively. The Company is retaining certain businesses acquired from BICC plc consisting of operations primarily in North America, Spain, Portugal and New Zealand.

3.	Inventories

Inventories consisted of the following (in millions):

	June 30,	December 31,
	2000	1999

Raw materials	$73.0	$68.0

Work in process	79.9	93.9

Finished goods	306.1	279.3

Total	$459.0	$441.2

As of January 1, 2000 General Cable changed its accounting method for its North American non-metal inventories from the first-in-first out (FIFO) method to the last-in-first-out (LIFO) method. The impact of the change was an increase in operating income of $1.6 million, or $0.03 of earnings per share on both a basic and diluted basis, in the second quarter of 2000 and an increase in operating income of $4.1 million, or $0.08 of earnings per share on both a basic and diluted basis, year-to-date. Previously General Cable had valued only the copper and aluminum components of its North American inventories using LIFO.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company believes that the change to the LIFO accounting method for its North American non-metal inventories more accurately reflects the impact of both volatile raw material prices and ongoing cost productivity initiatives, conforms the accounting for all North American inventories and provides a more comparable basis of accounting with direct competitors in North America who are on LIFO for the majority of their inventories. The cumulative effect of the change on prior years was not determinable.

At June 30, 2000 and December 31, 1999, $305.0 million and $107.6 million, respectively, of inventories were valued using the LIFO method. Approximate replacement costs of inventories valued using the LIFO method totaled $301.2 million at June 30, 2000 and $109.7 million at December 31, 1999. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are necessarily based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to many variables beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation.

4.	Long-term Debt

Long-term debt consisted of the following (in millions):

	June 30,	December 31,
	2000	1999

Term loans	$703.4	$710.2

Revolving loans	64.4	—

Other	26.1	29.2

	793.9	739.4

Less current maturities	21.0	13.2

	$772.9	$726.2

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

Loans under the new facility bear interest, at the Company’s option, at (i) a spread over LIBOR or (ii) a spread over the Alternate Base Rate, which is defined as the higher of a (a) the agent’s Prime Rate, (b) the secondary market rate for certificates of deposit (adjusted for reserve requirements) plus 1% or (c) the Federal Funds Effective Rate plus 1/2 of 1%.

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

Repayments under the term loans begin in March 2002 with the final maturity in June 2007.

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

5.	Other Shareholders’ Equity

Other shareholders’ equity consisted of the following (in millions):

	June 30,	December 31,
	2000	1999

Loans to shareholders	$(5.6)	$(6.0)

Restricted stock	(1.2)	(2.7)

Other	—	0.6

	$(6.8)	$(8.1)

In the first six months of 2000, General Cable awarded 9,257 shares of restricted stock. Restrictions on the majority of the shares issued will expire ratably over two years.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Earnings (Loss) Per Common Share

A reconciliation of the numerator and denominator of earnings (loss) per common share to earnings (loss) per common share assuming dilution is as follows (in millions):

			Three Months Ended June 30,

		2000			1999

	Income(1)		Per Share	Income (1)		Per Share
	(loss)	Shares(2)	Amount	(loss)	Shares(2)	Amount

Earnings (loss) per common share	$(4.3)	33.9	$(0.13)	$13.0	36.4	$0.36

Dilutive effect of stock options	—	—		—	0.1

Earnings (loss) per common share- assuming dilution	$(4.3)	33.9	$(0.13)	$13.0	36.5	$0.36

			Six Months Ended June 30,

		2000			1999

	Income(1)		Per Share	Income(1)		Per Share
	(loss)	Shares(2)	Amount	(loss)	Shares(2)	Amount

Earnings (loss) per common share	$(13.3)	34.0	$(0.39)	$21.1	36.7	$0.57

Dilutive effect of stock options	—	—		—	0.1

Earnings (loss) per common share- assuming dilution	$(13.3)	34.0	$(0.39)	$21.1	36.8	$0.57

(1)	Numerator

(2)	Denominator

7.	Segment Information

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information for the Company’s operating segments for the three months and six months ended June 30, is as follows (in millions). Certain reclassifications have been made to the prior year to conform to the current year segment presentation.

	Three Months Ended June 30

	Electrical	Communications	Energy
	Group	Group	Group	Corporate	Total

Net Sales:

2000	$352.7	$164.9	$239.4	—	$757.0

1999	227.9	137.8	72.9	—	438.6

Operating Income (Loss):

2000	5.1	18.5	(9.6)	—	14.0

1999	4.1	17.1	8.1	—	29.3

Identifiable Assets:

June 30, 2000	617.5	298.3	541.9	$138.8	1,596.4

December 31, 1999	589.3	254.3	565.2	159.5	1,568.3

	Six Months Ended June 30

	Electrical	Communications	Energy
	Group	Group	Group	Corporate	Total

Net Sales:

2000	$697.7	$311.4	$464.7	—	$1,473.8

1999	382.7	245.8	72.9	—	701.4

Operating Income (Loss):

2000	5.5	33.3	(19.7)	—	19.1

1999	8.4	30.1	8.1	—	46.6

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES

In December 1999, the Company decided to sell certain business units due to deteriorating operating performance at these units. On February 9, 2000, the Company signed a definitive agreement with Pirelli Cavi e Sistemi S.p.A. (of Milan, Italy) for the sale of the stock of certain business units of its Pan-European, African and Asian operations, for a purchase price of $216 million, subject to closing adjustments. The closing adjustments will include changes in net assets of the businesses to be sold since November 30, 1999, resulting from operating losses and other adjustments as defined in the sale agreement. The business units being sold were acquired from BICC plc during 1999 and consist primarily of the operations in the United Kingdom, Italy and Africa and a joint venture in Malaysia. The transaction also includes the joint venture in China. The business units to be sold produced second quarter 2000 net sales and an operating loss of $152.6 million and $21.2 million, respectively, and year-to-date net sales and an operating loss of $303.0 million and $41.4 million, respectively. The proceeds from the transaction will be used to reduce the Company’s debt. The transaction is expected to close during the third quarter of 2000 and has been approved by the European Union competition authorities.

General Cable’s reported net sales are directly influenced by the price of copper and to a lesser extent aluminum. Copper prices have been volatile, with the copper cathode daily selling price on the COMEX averaging $0.80 per pound during the second quarter of 2000 and $0.81 during the first six months of 2000, $0.67 per pound for the second quarter of 1999 and $0.65 during the first six months of 1999. However, as a result of a number of practices intended to match copper and aluminum purchases with sales, the Company’s overall profitability has not been significantly affected by changes in copper and aluminum prices. General Cable generally passes changes in copper and aluminum prices along to its customers, although there are timing delays of varying lengths depending upon the type of product, competitive conditions and particular customer arrangements. General Cable does not engage in speculative metals trading or other speculative activities. Also, the Company does not engage in activities to hedge the underlying value of its copper and aluminum inventory.

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

Three Months Ended June 2000 Compared with Three Months Ended June 1999

	Ongoing		Businesses
	Businesses		to be Divested		Total

	2000	1999	2000	1999	2000	1999

Net Sales	$604.4	$376.9	$152.6	$61.7	$757.0	$438.6

Cost of sales	521.1	319.1	153.2	47.3	674.3	366.4

Gross profit (loss)	83.3	57.8	(0.6)	14.4	82.7	72.2

Selling, general and administrative expense	48.1	31.8	20.6	11.1	68.7	42.9

Operating income (loss)	35.2	26.0	(21.2)	3.3	14.0	29.3

Interest expense, net	(15.2)	(6.5)	(5.4)	(1.9)	(20.6)	(8.4)

Earnings (loss) before income taxes	20.0	19.5	(26.6)	1.4	(6.6)	20.9

Income tax (provision) benefit	(7.1)	(7.5)	9.4	(0.4)	2.3	(7.9)

Net income (loss)	$12.9	$12.0	$(17.2)	$1.0	$(4.3)	$13.0

Earnings (loss) per share – assuming dilution	$0.38	$0.33	$(0.51)	$0.03	$(0.13)	$0.36

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Results of Ongoing Businesses

Net income from ongoing businesses was $12.9 million in the second quarter of 2000 compared to $12.0 million in the second quarter of 1999. Fully diluted earnings per share were $0.38 in the second quarter of 2000 compared to $0.33 in the second quarter of 1999.

Reported net sales from the ongoing businesses increased 60% to $604.4 million in the second quarter of 2000 from $376.9 million in the second quarter of 1999. After adjusting second quarter 1999 net sales to reflect the $0.13 increase in the average monthly Comex price per pound of copper in the second quarter of 2000, net sales increased 53% to $604.4 million, up from $395.4 million for the same period in 1999. The increase in copper-adjusted net sales reflects a 43% increase in Electrical Products, a 17% increase in Communication Products, and a 168% increase in Energy Product sales as a result of the Acquisition.

The increase in Electrical Products copper-adjusted net sales reflects the Acquisition and sales volume growth in the pre-acquisition businesses. Sales volume growth in Electrical Products included an 8% increase in building wire sales volume driven by growth with Alflex, a key OEM customer, and growth with a major home center retailer.

The increase in Communication Products copper-adjusted net sales reflects a 14% increase in high band width data networking cables sales volume as a result of the convergence of voice, video and data over the Internet.

Selling, general and administrative expense increased to $48.1 million in the second quarter of 2000 from $31.8 million in the second quarter of 1999 primarily reflecting the Acquisition. Selling, general and administrative expense as a percent of copper-adjusted net sales, reported as if the ongoing assets were owned from the beginning of the period, was down approximately 160 basis points from the second quarter of the prior year.

Operating income increased 35% to $35.2 million in the second quarter of 2000 from $26.0 million in the second quarter of 1999. The increase reflects operating income from the Acquisition, sales volume growth in the pre-acquisition businesses, manufacturing cost reductions, and $1.6 million related to the change in inventory accounting methods. Partially offsetting these increases were higher costs associated with temporarily purchasing plastic insulated telephone exchange cables (“PIC”) from third parties at a cost in excess of the Company’s manufacturing costs in order to satisfy PIC demand in excess of in-house capacity. As recently announced, the Company is negotiating the acquisition of a Mexican manufacturer of state of the art telecommunication, central office and data networking cables. The acquisition will bring in-house capacity sufficient to meet current PIC requirements as well as provide available capacity to meet anticipated future growth in demand for a broad range of telecommunication cables.

Manufacturing productivity included savings related to cycle-time reduction, process improvements and increased throughput. Significant improvements in the Company’s cost position have been made at former BICC locations primarily through focused efforts of the Company’s Business Improvement Team.

As of January 1, 2000 the Company changed its accounting method relating to its North American non-metal inventories from the first-in-first-out (FIFO) method to the last-in-last-out (LIFO) method, resulting in a $1.6 million increase in operating income in the second quarter of 2000.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Net interest expense was $15.2 million in the second quarter of 2000 compared to $6.5 million in the second quarter of 1999. The increase reflects increased borrowings related to the acquisition of the ongoing BICC operations and higher interest rates under the new credit facility. Interest expense for the ongoing businesses was computed as if the pending sale to Pirelli occurred on January 1, 2000 for $216 million.

The effective tax rate for the second quarter of 2000 was 35.5% compared to 37.5% in the second quarter of 1999 reflecting the impact of the addition of operations in jurisdictions with lower tax rates and the resolution of certain state tax exposures.

Results of Businesses to be Divested

The results for the businesses to be divested reflect the actual operating results of the businesses and allocated interest costs incurred as if the pending sale to Pirelli occurred on January 1, 2000 for $216 million. The pro forma net loss from the divested businesses was $17.2 million or $0.51 per share.

A significant portion of the net loss from businesses to be divested resulted from the Supertension and Subsea Cables operation. The Supertension operation continues to be severely impacted by low pricing levels as a result of excess capacity in the market and reduced project activity.

Operations in Italy and at Distribution Cables in the United Kingdom also continued to experience significant losses in the second quarter of 2000. Operations in Italy experienced demand which was significantly below the prior year and selling prices which have declined in response to changes in the competitive nature of the market resulting from the partial privatization of the principal Italian utility company. The Distribution Cables business experienced demand levels below historical levels primarily due to lower orders from European utilities.

Six Months Ended June 30, 2000 Compared with Six Months Ended June 30, 1999

	Ongoing		Businesses
	Businesses		to be Divested		Total

	2000	1999	2000	1999	2000	1999

Net Sales	$1,170.8	$639.7	$303.0	$61.7	$1,473.8	$701.4

Cost of sales	1,014.8	543.5	299.4	47.3	1,314.2	590.8

Gross profit	156.0	96.2	3.6	14.4	159.6	110.6

Selling, general and administrative expense	95.5	52.9	45.0	11.1	140.5	64.0

Operating income (loss)	60.5	43.3	(41.4)	3.3	19.1	46.6

Interest expense, net	(29.3)	(10.9)	(10.3)	(1.9)	(39.6)	(12.8)

Earnings (loss) before income taxes	31.2	32.4	(51.7)	1.4	(20.5)	33.8

Income tax (provision) benefit	(11.1)	(12.3)	18.3	(0.4)	7.2	(12.7)

Net income (loss)	$20.1	$20.1	$(33.4)	$1.0	$(13.3)	$21.1

Earnings (loss) per share – assuming dilution	$0.59	$0.55	$(0.98)	$0.02	$(0.39)	$0.57

Results of Ongoing Businesses

Net income from ongoing businesses was $20.1 in the first six months of 2000 compared to $20.1 in the first six months of 1999. Fully diluted earnings per share were $0.59 per share for the first six months of 2000 compared to $0.55 per share for the same period in 1999. The improvement in earnings per share was primarily due to a 10% reduction in the number of fully diluted shares outstanding in the first six months of 2000 as a result of the Company’s share repurchase program.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Net sales from the ongoing businesses on an as reported basis increased 83% to $1,170.8 in the first six months of 2000 from $639.7 million for the same period in 1999. After adjusting 1999 net sales to reflect the $0.16 increase in the average monthly Comex price per pound of copper in the first six months of 2000, net sales increased 73% to $1,170.8 million, up from $678.3 million for the same period in 1999. The increase in copper-adjusted net sales reflects a 50% increase in Electrical Products, a 22% increase in Communications Products and $255.4 million increase in Energy Products sales as a result of the Acquisition.

The increase in Electrical Products copper-adjusted net sales include net sales related to the Acquisition and increased sales volume of 10% for building wire products. The increase in Communication Products copper-adjusted net sales reflects a 14% increase in data networking cables sales volume, a 9% increase in sales volume for plastic insulated cables and sales related to the Acquisition.

Selling, general and administrative expense increased to $95.5 million for the first six months of 2000 from $52.9 million in the same period in 1999 primarily reflecting the Acquisition.

Operating income increased 40% to $60.5 million in the first six months of 2000 from $43.3 million in the first six months of 1999. The increase reflects operating income from the Acquisition, sales volume growth in the pre-acquisition businesses, manufacturing cost reductions, and $4.1 million related to changing inventory accounting methods.

Net interest expense was $29.3 million in the first six months of 2000 compared to $10.9 million in the first six months of 1999. The increase reflects increased borrowings related to the acquisition of the ongoing BICC operations and higher interest rates under the new credit facility. Interest expense was computed as if the pending sale to Pirelli occurred on January 1, 2000 for $216 million.

The effective tax rate for the first six months of 2000 was 35.5% compared to 37.5% in the second quarter of 1999 reflecting the impact of the addition of operations in jurisdictions with lower tax rates and the resolution of certain state tax exposures.

Results of Businesses to be Divested

The results for the businesses to be divested reflect the actual operating results of the businesses and allocated interest costs incurred as if the pending sale to Pirelli occurred on January 1, 2000 for $216 million. The pro forma net loss from the divested businesses was $33.4 million or $0.98 per share.

A significant portion of the net loss from businesses to be divested resulted from the Supertension and Subsea Cables operation. The Supertension operation was severely impacted by low pricing levels as a result of excess capacity in the market and reduced project activity.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Operations in Italy and at Distribution Cables in the United Kingdom also experienced significant losses in the first half of 2000. Operations in Italy experienced demand which was significantly below the prior year and selling prices which have declined in response to changes in the competitive nature of the market resulting from the partial privatization of the principal Italian utility company. The Distribution Cables business experienced demand levels below historical levels primarily due to lower orders from European utilities.

Liquidity and Capital Resources

In general, General Cable requires cash for working capital, capital expenditures, debt repayment, interest and taxes. General Cable’s working capital requirements increase when it experiences strong incremental demand for products and/or significant copper price increases.

Cash used by operating activities in the six three months of 2000 was $34.8 million. This principally reflects a $75.5 million increase in accounts receivable and a $27.0 million increase in inventories, partially offset by a $43.3 million increase in accounts payable, accrued liabilities and other long-term liabilities, net income before depreciation and deferred taxes of $17.7 million and a $6.7 million decrease in other assets. The increase in accounts receivable reflects the normal increase in activity during the spring and summer months of the second quarter versus the period prior to the year-end.

Cash flow used in investing activities was $27.8 million in the first six months of 2000, principally reflecting $26.8 million of capital expenditures.

Cash flow provided by financing activities in the first six months of 2000 was $54.4 million, primarily reflecting proceeds of borrowings of $64.4 million under General Cable’s $1.05 billion credit facility. In the period $4.3 million was spent on purchasing 507,125 General Cable common shares pursuant to a Board of Directors approved plan to repurchase up to $50 million of General Cable stock. The Company has repurchased $42 million of General Cable stock under the plan as of June 30, 2000. The final amount of stock repurchased will be determined by overall financial and market conditions. Also in the period $3.4 million of dividends were paid to shareholders of common stock.

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

Borrowings under the facility were $767.8 million at June 30, 2000. Loans under the new facility bear interest, at the Company’s option, at (i) a spread over LIBOR or (ii) a spread over the Alternate Base Rate, which is defined as the higher of (a) the agent’s Prime Rate, (b) the secondary market rate for certificates of deposit (adjusted for reserve requirements) plus 1% or (c) the Federal Funds Effective Rate plus 1/2 of 1%.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Repayments under the term loans begin in March 2002 with the final maturity varying between June 2005 and June 2007. The Company anticipates being able to meet its obligations as they come due.

A commitment fee accrues on the unused portion of the new facility. The commitment fee ranges between 35 and 50 basis points per annum and the spread over LIBOR on all loans under the facility ranges between 175 and 325 basis points per annum. Both the commitment fee and the spread over LIBOR are subject to periodic adjustment depending upon the Company’s Leverage Ratio. The new facility restricts certain corporate acts and contains required minimum financial ratios and other covenants. During the period, the Company amended its credit agreement to permit the sale of certain business units to Pirelli as well as to increase flexibility within its financial covenants for 2000.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

PART II — Other Information

Item 4. Results of Votes of Security Holders

General Cable’s Annual Meeting of Shareholders was held on May 11, 2000. Proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934 and each of the following matters was voted upon and approved by the shareholders as indicated below. Of the 34,007,616 shares outstanding, 3,842,774 were not voted.

a)	Election of Directors:

	For	Against

Gregory E. Lawton	29,687,903	476,939

Stephen Rabinowitz	29,686,258	478,584

The following Directors are continuing in office after the date of the Annual Meeting: Gregory B. Kenny, Jeffrey Noddle, and John E. Welsh, III.

b)	Ratification of appointment of Deloitte & Touche LLP to audit the 2000 consolidated financial statements of General Cable. Votes for – 30,064,705; votes against – 56,441; and abstentions – 43,696.

c)	Approval of the General Cable Corporation Mid-Term Incentive Plan. Votes for – 28,974,342; votes against – 1,112,690; and abstentions – 77,808.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

27.1 — Financial Data Schedule

(b)	Reports on Form 8-K — None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL CABLE CORPORATION

Signed: August 8, 2000	By: /s/ Christopher F. Virgulak Christopher F. Virgulak Executive Vice President and Chief Financial Officer