Form 10-Q
period 2000-09-30
GENERAL CABLE CORP /DE/
filed 2000-11-13
CIK 886035

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2000
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
Yes   X       No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2000
Common Stock, $.01 Par Value	33,198,407

GENERAL CABLE CORPORATION

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I — Financial Information

		Page

Item 1.	Consolidated Financial Statements
	Statements of Operations -
	For the three and nine months ended September 30, 2000 and 1999	3

	Balance Sheets -
	September 30, 2000 and December 31, 1999	4

	Statements of Cash Flows -
	For the nine months ended September 30, 2000 and 1999	5

	Statements of Changes in Shareholders’ Equity -
	For the nine months ended September 30, 2000 and 1999	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	13

PART II — Other Information

Item 6.	Exhibits and Reports on Form 8-K	20

Signature		21

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

Net sales	$666.7	$677.7	$2,140.5	$1,379.1

Cost of sales	582.3	566.8	1,896.5	1,157.6

Gross profit	84.4	110.9	244.0	221.5

Selling, general and administrative expenses	68.6	65.5	209.1	129.5

Loss on sale of businesses	31.0	—	31.0	—

Operating income (loss)	(15.2)	45.4	3.9	92.0

Interest income (expense):

Interest expense	(19.9)	(17.6)	(60.8)	(30.8)

Interest income	0.8	0.8	2.1	1.2

Write-off of unamortized bank fees	(3.3)	—	(3.3)	—

	(22.4)	(16.8)	(62.0)	(29.6)

Earnings (loss) before income taxes	(37.6)	28.6	(58.1)	62.4

Income tax (provision) benefit	13.3	(10.7)	20.5	(23.4)

Net income (loss)	$(24.3)	$17.9	$(37.6)	$39.0

Earnings (loss) per common share	$(0.73)	$0.50	$(1.11)	$1.07

Weighted average common shares	33.4	35.8	33.8	36.4

Earnings (loss) per common share-assuming dilution	$(0.73)	$0.50	$(1.11)	$1.07

Weighted average common shares-assuming dilution	33.4	35.9	33.8	36.5

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except share data)

ASSETS	September 30,	December 31,
	2000	1999

	(unaudited)
Current Assets:
Cash	$40.8	$38.0

Receivables, net	405.7	479.4

Inventories	378.6	441.2

Deferred income taxes	26.2	26.3

Prepaid expenses and other	29.8	33.0

Total current assets	881.1	1,017.9

Property, plant and equipment, net	365.3	438.7

Deferred income taxes	37.1	38.4

Other non-current assets	37.8	73.3

Total assets	$1,321.3	$1,568.3

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$298.9	$360.3

Accrued liabilities	152.4	176.2

Current portion of long-term debt	21.6	13.2

Total current liabilities	472.9	549.7

Long-term debt	635.1	726.2

Deferred income taxes	16.0	14.2

Other liabilities	78.3	100.9

Total liabilities	1,202.3	1,391.0

Shareholders’ Equity:

Common stock, $0.01 par value:

Issued and outstanding shares:

September 30, 2000—33,348,630 (net of 3,693,425 treasury shares)

December 31, 1999—33,999,633 (net of 3,029,400 treasury shares)	0.4	0.4

Additional paid-in capital	91.1	90.5

Other shareholders’ equity	(6.3)	(8.1)

Retained earnings	87.9	130.6

Accumulated other comprehensive income (loss)	(10.8)	1.6

Treasury stock	(43.3)	(37.7)

Total shareholders’ equity	119.0	177.3

Total liabilities and shareholders’ equity	$1,321.3	$1,568.3

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in millions, unaudited)

	Nine Months Ended
	September 30,

	2000	1999

Cash flows of operating activities:

Net income (loss)	$(37.6)	$39.0

Adjustments to reconcile net income (loss) to net cash used by operating activities:

Depreciation and amortization	45.8	22.5

Deferred income taxes	0.1	0.6

Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:

Increase in receivables	(79.1)	(71.0)

(Increase) decrease in inventories	(26.5)	11.7

(Increase) decrease in other assets	(2.5)	0.6

Increase (decrease) in accounts payable, accrued and other liabilities	71.2	(8.7)

Net cash flows of operating activities	(28.6)	(5.3)

Cash flows of investing activities:

Capital expenditures	(43.0)	(56.2)

Acquisitions, net of cash acquired	(19.0)	(378.8)

Proceeds from sale of operations, net of cash sold	158.1	—

Proceeds from the sale of property	0.3	0.5

Other, net	(1.4)	1.6

Net cash flows of investing activities	95.0	(432.9)

Cash flows of financing activities:

Dividends paid	(5.1)	(5.6)

Net changes in revolving credit borrowings	73.0	(212.5)

Issuance (repayment) of long-term credit facility debt	(133.5)	768.8

Acquisition of treasury stock	(5.6)	(25.2)

Issuance (repayment) of other long-term debt	7.6	(2.5)

Net cash flows of financing activities	(63.6)	523.0

Increase in cash	2.8	84.8

Cash-beginning of period	38.0	3.4

Cash-end of period	$40.8	$88.2

SUPPLEMENTAL INFORMATION

Income taxes paid, net of refunds	$5.2	$15.2

Interest paid	$57.5	$24.3

NONCASH ACTIVITIES

Issuance of restricted stock	$0.1	$4.3

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(in millions, except share amounts)
(unaudited)

					Accumulated
			Additional		Other		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Shareholders’

	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity	Total

Balance, December 31, 1999	33,999,633	$0.4	$90.5	$130.6	$1.6	$(37.7)	$(8.1)	$177.3

Comprehensive income (loss):

Net income (loss)				(37.6)				(37.6)

Foreign currency translation adjustment					(12.4)			(12.4)

Comprehensive income (loss)								(50.0)

Dividends				(5.1)				(5.1)

Issuance of restricted stock	9,257		0.1					0.1

Amortization of restricted stock and other			0.8				1.6	2.4

Acquisition of treasury stock	(664,025)					(5.6)		(5.6)

Other	3,765		(0.3)				0.2	(0.1)

Balance, September 30, 2000	33,348,630	$0.4	$91.1	$87.9	$(10.8)	$(43.3)	$(6.3)	$119.0

Balance, December 31, 1998	36,815,340	$0.4	$84.8	$103.2	$(5.2)	$—	$(6.0)	$177.2

Comprehensive income:

Net income				39.0				39.0

Foreign currency translation adjustment					8.3			8.3

Comprehensive income								47.3

Dividends				(5.6)				(5.6)

Issuance of restricted stock	205,941		4.3				(4.3)	—

Amortization of restricted stock and other			0.9				1.2	2.1

Acquisition of treasury stock	(1,768,400)					(25.2)		(25.2)

Other	747		0.1	(0.1)			0.2	0.2

Balance, September 30, 1999	35,253,628	$0.4	$90.1	$136.5	$3.1	$(25.2)	$(8.9)	$196.0

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

Basis of Presentation The accompanying unaudited consolidated financial statements of General Cable Corporation and Subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of results that may be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable’s 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

New Standards During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. General Cable will be required to adopt SFAS No. 133, as amended, no later than January 1, 2001. General Cable has entered into interest rate swap agreements and a no cost interest rate collar to manage its exposure to interest rate changes. The Company plans to designate these instruments as cash flow hedges of its variable rate debt. Management has analyzed the impact of SFAS No. 133 on its consolidated financial statements and does not expect the adoption of SFAS No. 133, as amended, to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

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

At the end of the third quarter of 1999, General Cable completed the second phase of the transaction to acquire BICC plc’s worldwide energy cable and cable systems businesses including ownership interests in businesses in Fiji, Portugal, Zimbabwe, Mozambique, Angola, Indonesia, Malaysia and Singapore for a cash payment of $26 million, subject to adjustment. On September 2, 1999, General Cable completed the acquisition of BICC plc’s ownership interest in a wire and cable manufacturing joint venture based in Berlin, Germany with a payment of $21.9 million (collectively, the Acquisition). The Acquisition has been accounted for under the purchase method of accounting.

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

In December 1999, the Company decided to sell certain businesses due to their deteriorating operating performance. On February 9, 2000, the Company signed a definitive agreement with Pirelli Cavi e Sistemi, S.p.A., of Milan, Italy, for the sale of the stock of these businesses for a purchase price of $216 million, subject to closing adjustments. The closing adjustments will include changes in net assets of the businesses sold since November 30, 1999, resulting from operating losses and other adjustments as defined in the sale agreement. The businesses sold were acquired from BICC plc during 1999 and consisted primarily of the operations in the United Kingdom, Italy and Africa and a joint venture interest in Malaysia. The transaction also includes a joint venture interest in China. Gross proceeds of $180.0 million were received during the third quarter as a down payment against the final post-closing adjusted purchase price. Proceeds from the transaction have been used to reduce the Company’s outstanding debt.

As a result of the sale to Pirelli, the Company recognized a $34.3 million charge in the third quarter. This charge is related to severance, transaction costs, contingencies, the realization of the foreign exchange translation loss on the divested businesses that was previously charged directly to equity and $3.3 million related to the write-off of unamortized bank fees due to the prepayment of indebtedness.

The businesses sold produced third quarter 2000 net sales and an operating loss of $80.4 million and $(54.8) million, respectively, and year-to-date net sales and an operating loss of $383.4 million and $(96.2) million, respectively. The Company is retaining certain businesses acquired from BICC plc consisting of operations primarily in North America, Spain, Portugal and New Zealand.

In September 2000, the Company acquired a Mexican manufacturer of telecommunications cables for $23.0 million, subject to adjustment. The acquisition brought in-house capacity sufficient to meet current outside plant telecommunications cable requirements as well as provide available capacity to meet anticipated future growth in demand for a broad range of telecommunications cables.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Inventories

Inventories consisted of the following (in millions):

	September 30,	December 31,
	2000	1999

Raw materials	$54.1	$68.0

Work in process	51.6	93.9

Finished goods	272.9	279.3

Total	$378.6	$441.2

As of January 1, 2000, General Cable changed its accounting method for its North American non-metal inventories from the first-in-first out (FIFO) method to the last-in-first-out (LIFO) method. The impact of the change was an increase in operating income of $2.2 million, or $.04 of earnings per share on both a basic and diluted basis, in the third quarter of 2000 and an increase in operating income of $6.3 million, or $0.12 of earnings per share on both a basic and diluted basis, year-to-date. The cumulative effect of the change on prior years was not determinable. Previously General Cable had valued only the copper and aluminum components of its North American inventories using LIFO.

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

At September 30, 2000 and December 31, 1999, $311.2 million and $107.6 million, respectively, of inventories were valued using the LIFO method. Approximate replacement costs of inventories valued using the LIFO method totaled $318.1 million at September 30, 2000 and $109.7 million at December 31, 1999. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are necessarily based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to many variables beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation.

4. Long-term Debt

Long-term debt consisted of the following (in millions):

	September 30,	December 31,
	2000	1999

Term loans	$565.7	$710.2

Revolving loans	73.0	—

Other	18.0	29.2

	656.7	739.4
Less current maturities	21.6	13.2

	$635.1	$726.2

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In conjunction with the 1999 acquisition of BICC plc’s worldwide energy cable and cable systems businesses, General Cable entered into a new $1.05 billion credit facility which consisted of: 1) term loans in Sterling, Euros and Dollars in an aggregate amount up to $125.0 million, 2) term loans in Dollars in an aggregate amount up to $675.0 million and 3) revolving loans and letters of credit in Dollars and foreign currencies in an aggregate amount up to $250.0 million. Through September 30, 2000, the Company had repaid $259.2 million of term loans in advance of their scheduled repayment date. This amount includes the proceeds from the Pirelli transaction which were used to reduce term loans by $133.5 million and outstanding revolving loans by $41.5 million. In conjunction with these repayments, the Company recorded a $3.3 million charge to write-off a portion of its unamortized bank fees.

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

Scheduled repayments under the term loans begin in December 2000 with the final maturity in June 2007.

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

In September 1999, one-half of the above remaining swaps were terminated at no cost to the Company.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

5. Other Shareholders’ Equity

Other shareholders’ equity consisted of the following (in millions):

	September 30,	December 31,
	2000	1999

Loans to shareholders	$(5.6)	$(6.0)

Restricted stock	(0.7)	(2.7)

Other	—	0.6

	$(6.3)	$(8.1)

In the first nine months of 2000, General Cable awarded 9,257 shares of restricted stock. Restrictions on the majority of the shares issued will expire ratably over two years.

6. Earnings (Loss) Per Common Share

A reconciliation of the numerator and denominator of earnings (loss) per common share to earnings (loss) per common share assuming dilution is as follows (in millions):

	Three Months Ended September 30,

		2000			1999

	Income		Per Share	Income		Per Share
	(loss)(1)	Shares(2)	Amount	(loss)(1)	Shares(2)	Amount

Earnings (loss) per common share	$(24.3)	33.4	$(0.73)	$17.9	35.8	$0.50

Dilutive effect of stock options	—	—		—	0.1

Earnings (loss) per common share—assuming dilution	$(24.3)	33.4	$(0.73)	$17.9	35.9	$0.50

		Nine Months Ended September 30,

	2000			1999

	Income		Per Share	Income		Per Share
	(loss)(1)	Shares(2)	Amount	(loss)(1)	Shares(2)	Amount

Earnings (loss) per common share	$(37.6)	33.8	$(1.11)	$39.0	36.4	$1.07

Dilutive effect of stock options	—	—		—	0.1

Earnings (loss) per common share-assuming dilution	$(37.6)	33.8	$(1.11)	$39.0	36.5	$1.07

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

Summarized financial information for the Company’s operating segments for the three months and nine months ended September 30, is as follows (in millions). Certain reclassifications have been made to the prior year to conform to the current year segment presentation.

	Three Months Ended September 30

	Electrical	Communications	Energy
	Group	Group	Group	Corporate	Total

Net Sales:

2000	$332.4	$159.9	$174.4	—	$666.7

1999	324.4	144.4	208.9	—	677.7

Operating Income (Loss):

2000	7.7	17.6	(40.5)	—	(15.2)

1999	7.4	17.3	20.7	—	45.4

Identifiable Assets:

September 30, 2000	595.4	336.6	208.0	$181.3	1,321.3

December 31, 1999	589.3	254.3	565.2	159.5	1,568.3

	Nine Months Ended September 30

	Electrical	Communications	Energy
	Group	Group	Group	Corporate	Total

Net Sales:

2000	1,030.1	471.3	639.1	—	2,140.5

1999	707.2	390.1	281.8	—	1,379.1

Operating Income (Loss):

2000	13.2	50.8	(60.1)	—	3.9

1999	15.8	47.5	28.7	—	92.0

GENERAL CABLE CORPORATION AND SUBSIDIARIES

ITEM 2

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

General

General Cable (the Company) is a leader in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for the communications, energy and electrical markets. Communications wire and cable products transmit low-voltage signals for voice, data, video and control applications. Energy cables include low-, medium- and high-voltage power distribution and power transmission products. Electrical wire and cable products conduct electrical current for industrial, commercial and residential power and control applications.

All statements, other than statements of historical fact, included in this report, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are, or may be considered, forward-looking statements under relevant sections of the Securities Act of 1933 and the Securities Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in the forward-looking statements (Cautionary Statements) include: domestic and local country price competition, particularly in certain segments of the power cable, building wire and cordset markets, and other competitive pressures; general economic conditions, particularly in construction; the Company’s ability to retain key customers and distributors; the Company’s ability to increase manufacturing capacity; the Company’s ability to successfully integrate acquisitions and complete divestitures; the cost of raw materials, including copper; the level of growth in demand for products serving various segments of the communications markets; changes in customer purchasing patterns; the Company’s ability to successfully introduce new or enhanced products; the impact of technological changes; the Company’s ability to achieve productivity improvements; and the impact of changes in industry standards and the regulatory environment. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements.

On April 6, 1999, the Company entered into an agreement to acquire BICC plc’s worldwide energy cable and cable systems businesses. On May 28, 1999, the Company completed the first phase of the transaction with the payment to BICC plc of $337.9 million. Phase one was comprised of all of the United States and Canadian operations, and all of the operations in Spain (and its subsidiaries), Italy, the United Kingdom, and New Zealand. At the end of the third quarter of 1999, the Company completed the second phase of its acquisition including ownership interests in businesses in Fiji, Portugal, Zimbabwe, Mozambique, Angola, and Asia Pacific, with a payment of $26 million. On September 2, 1999, the Company completed the acquisition of BICC plc’s ownership interest in a wire and cable manufacturing joint venture based in Berlin, Germany with a payment of $21.9 million (collectively, the Acquisition). The Acquisition was accounted for as a purchase, and accordingly, the results of operations of the acquired businesses are included in the consolidated financial statements for periods after the respective closing dates.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

In December 1999, the Company decided to sell certain due to their deteriorating operating performance. On February 9, 2000, the Company signed a definitive agreement with Pirelli Cavi e Sistemi, S.p.A., of Milan, Italy, for the sale of the stock of these businesses for a purchase price of $216 million, subject to closing adjustments. The closing adjustments will include changes in net assets of the businesses sold since November 30, 1999, resulting from operating losses and other adjustments as defined in the sale agreement. The businesses sold were acquired from BICC plc during 1999 and consisted primarily of the operations in the United Kingdom, Italy and Africa and a joint venture interest in Malaysia. The transaction also includes a joint venture interest in China. Gross proceeds of $180.0 million were received during the third quarter as a down payment against the final post-closing adjusted purchase price. Proceeds from the transaction have been used to reduce the Company’s outstanding debt.

General Cable’s reported net sales are directly influenced by the price of copper and to a lesser extent aluminum. Copper prices have been volatile, with the copper cathode daily selling price on the COMEX averaging $0.87 per pound during the third quarter of 2000 and $0.83 during the first nine months of 2000, $0.78 per pound for the third quarter of 1999 and $0.70 during the first nine months of 1999. However, as a result of a number of practices intended to match copper and aluminum purchases with sales, the Company’s overall profitability has not been significantly affected by changes in copper and aluminum prices. General Cable generally passes changes in copper and aluminum prices along to its customers, although there are timing delays of varying lengths depending upon the type of product, competitive conditions and particular customer arrangements. General Cable does not engage in speculative metals trading or other speculative activities. Also, the Company does not engage in activities to hedge the underlying value of its copper and aluminum inventory.

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

Results of Operations

The results of operations are split between the ongoing businesses after the closing of the transaction with Pirelli and those that have been divested.

Three Months Ended September 30, 2000 Compared with Three Months Ended September 30, 1999

	Ongoing		Divested
	Businesses		Businesses		Total

	2000	1999	2000	1999	2000	1999

Net Sales	$586.3	$529.4	$80.4	$148.3	$666.7	$677.7

Cost of sales	498.2	447.8	84.1	119.0	582.3	566.8

Gross profit (loss)	88.1	81.6	(3.7)	29.3	84.4	110.9

Selling, general and administrative expense	48.5	46.5	20.1	19.0	68.6	65.5

Loss on sale of businesses	—	—	31.0	—	31.0	—

Operating income (loss)	39.6	35.1	(54.8)	10.3	(15.2)	45.4

Interest expense, net	(15.5)	(12.5)	(3.6)	(4.3)	(19.1)	(16.8)

Write-off of unamortized bank fees	—	—	(3.3)	—	(3.3)	—

Earnings (loss) before income taxes	24.1	22.6	(61.7)	6.0	(37.6)	28.6

Income tax (provision) benefit	(8.6)	(8.4)	21.9	(2.3)	13.3	(10.7)

Net income (loss)	$15.5	$14.2	$(39.8)	$3.7	$(24.3)	$17.9

Earnings (loss) per share — assuming dilution	$0.46	$0.40	$(1.19)	$0.10	$(0.73)	$0.50

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Results of Ongoing Businesses

Pro forma net income from ongoing businesses was $15.5 million in the third quarter of 2000 compared to $14.2 million in the third quarter of 1999. Fully diluted earnings per share were $0.46 in the third quarter of 2000 compared to $0.40 in the third quarter of 1999.

Reported net sales from the ongoing businesses increased 11% to $586.3 million in the third quarter of 2000 from $529.4 million in the third quarter of 1999. After adjusting third quarter 1999 net sales to reflect the $0.09 increase in the average monthly Comex price per pound of copper in the third quarter of 2000, net sales increased 7% to $586.3 million, up from $549.6 million for the same period in 1999. The increase in copper-adjusted net sales reflects a 7% increase in Electrical Products, a 9% increase in Communication Products, and a 4% increase in Energy Products sales.

The 7% increase in Electrical Products copper-adjusted net sales reflects 7% sales volume growth in Industrial and Specialty products and 9% sales volume growth in consumer cordset products. The 9% increase in Communication Products copper-adjusted net sales reflects higher sales volume for both outside plant telecommunications cable and high bandwidth networking cables, and higher selling prices for outside plant telecommunications cable. The 4% increase in Energy Products copper-adjusted net sales reflects increased sales volume primarily in Spain partially offset by lower selling prices for Utility cables in both Spain and North America.

Selling, general and administrative expense increased to $48.5 million in the third quarter of 2000 from $46.5 million in the third quarter of 1999. Selling, general and administrative expense as a percent of copper-adjusted net sales was 8.3% in the third quarter of 2000 compared to 8.5% in the same period of 1999.

Operating income increased 13% to $39.6 million in the third quarter of 2000 from $35.1 million in the third quarter of 1999. The increase in operating income reflects significant manufacturing cost reductions, increased sales volume, the benefit related to the change in inventory accounting methods and higher selling prices for outside plant telecommunications cable. Partially offsetting these increases were lower selling prices for building wire and higher costs associated with temporarily purchasing outside plant telecommunications cable from third parties at a cost in excess of the Company’s manufacturing costs in order to satisfy outside plant telecommunications cable demand in excess of in-house capacity. In September the Company acquired a Mexican manufacturer of telecommunications cables. The acquisition brought in-house capacity sufficient to meet current outside plant telecommunications cable requirements as well as provide available capacity to meet anticipated future growth in demand for a broad range of telecommunication cables.

Manufacturing productivity included savings related to cycle-time reduction, process improvements and increased throughput. Significant improvements in the Company’s cost position have been made at the former BICC locations.

As of January 1, 2000 the Company changed its accounting method relating to its North American non-metal inventories from the first-in-first-out (FIFO) method to the last-in-last-out (LIFO) method, resulting in a $2.2 million increase in operating income in the third quarter of 2000.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Net interest expense was $15.5 million in the third quarter of 2000 compared to $12.5 million in the third quarter of 1999. The increase reflects increased borrowings and higher interest rates. Interest expense for the ongoing businesses in 2000 was computed as if the sale to Pirelli occurred on January 1, 2000 for $216.0 million. Interest expense for the ongoing businesses in 1999 was computed as if the sale to Pirelli had occurred on May 28, 1999 for $204.7 million.

The effective tax rate for the third quarter of 2000 was 35.5% compared to 37.5% in the third quarter of 1999 reflecting the resolution of certain state tax exposures.

Results of Divested Businesses

The results for the divested businesses reflect the actual operating results of the businesses through the closing date of August 25, 2000, a $34.3 million charge related to the sale of the businesses and allocated interest costs incurred as if the sale to Pirelli occurred on January 1, 2000 for $216.0 million. The pro forma net loss from the divested businesses was $39.8 million or $1.19 per share.

As a result of the sale to Pirelli, the Company recognized a $34.3 million charge in the third quarter. This charge is related to severance, transaction costs, contingencies, the realization of the foreign exchange translation loss on the divested businesses that was previously charged directly to equity and $3.3 million related to the write-off of unamortized bank fees due to the prepayment of indebtedness.

A significant portion of the operating loss of the divested businesses resulted from the Supertension and Subsea Cables operation. The Supertension operation continued to be severely impacted by low pricing levels as a result of excess capacity in the market and reduced project activity.

Operations in Italy and at the Distribution Cables business in the United Kingdom also continued to experience significant losses in the third quarter of 2000. Operations in Italy experienced demand which was significantly below the prior year and selling prices which have declined in response to changes in the competitive nature of the market resulting from the partial privatization of the principal Italian utility company. The Distribution Cables business experienced demand levels below historical levels primarily due to lower orders from European utilities.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Nine Months Ended September 30, 2000 Compared with Nine Months Ended September 30, 1999

	Ongoing		Divested
	Businesses		Businesses		Total

	2000	1999	2000	1999	2000	1999

Net Sales	$1,757.1	$1,169.1	$383.4	$210.0	$2,140.5	$1,379.1

Cost of sales	1,513.0	991.3	383.5	166.3	1,896.5	1,157.6

Gross profit (loss)	244.1	177.8	(0.1)	43.7	244.0	221.5

Selling, general and administrative expense	144.0	99.4	65.1	30.1	209.1	129.5

Loss on sale of businesses	—	—	31.0	—	31.0	—

Operating income (loss)	100.1	78.4	(96.2)	13.6	3.9	92.0

Interest expense, net	(44.8)	(23.4)	(13.9)	(6.2)	(58.7)	(29.6)

Write-off of unamortized bank fees	—	—	(3.3)	—	(3.3)	—

Earnings (loss) before income taxes	55.3	55.0	(113.4)	7.4	(58.1)	62.4

Income tax (provision) benefit	(19.7)	(20.6)	40.2	(2.8)	20.5	(23.4)

Net income (loss)	$35.6	$34.4	$(73.2)	$4.6	$(37.6)	$39.0

Earnings (loss) per share — assuming dilution	$1.05	$0.94	$(2.16)	$0.13	$(1.11)	$1.07

Results of Ongoing Businesses

Pro forma net income from ongoing businesses was $35.6 in the first nine months of 2000 compared to $34.4 in the first nine months of 1999. Fully diluted earnings per share were $1.05 per share for the first nine months of 2000 compared to $0.94 per share for the same period in 1999. Contributing to the improvement in earnings per share was a 28% increase in operating earnings and a 10% reduction in the number of fully diluted shares outstanding in the first nine months of 2000 as a result of the Company’s share repurchase program, partially offset by a $21.4 million increase in interest expense.

Net sales from the ongoing businesses on an as reported basis increased 50% to $1,757.1 in the first nine months of 2000 from $1,169.1 million for the same period in 1999. After adjusting 1999 net sales to reflect the $0.13 increase in the average monthly Comex price per pound of copper in the first nine months of 2000, net sales increased 43% to $1,757.1 million, up from $1,228.1 million for the same period in 1999. The increase in copper-adjusted net sales reflects a 29% increase in Electrical Products, a 16% increase in Communications Products and $277.4 million increase in Energy Products sales as a result of the Acquisition.

The increase in Electrical Products copper-adjusted net sales include net sales related to the Acquisition and increased sales volume of 8% for building wire products. The increase in Communication Products copper-adjusted net sales reflects a 10% increase in data networking cables sales volume, an 8% increase in sales volume for outside plant telecommunications cable and sales related to the Acquisition.

Selling, general and administrative expense increased to $144.0 million for the first nine months of 2000 from $99.4 million in the same period in 1999 primarily reflecting the Acquisition.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Operating income increased 28% to $100.1 million in the first nine months of 2000 from $78.4 million in the first nine months of 1999. The increase in operating income reflects operating income from the Acquisition, sales volume growth in the pre-acquisition businesses, manufacturing cost reductions, $6.3 million related to changing inventory accounting methods and higher selling prices for outside plant telecommunications cable. Partially offsetting these increases were lower selling prices for building wire and higher costs associated with purchasing outside plant telecommunications cable from third parties.

Net interest expense was $44.8 million in the first nine months of 2000 compared to $23.4 million in the first nine months of 1999. The increase reflects increased borrowings related to the acquisition of the ongoing BICC operations and higher interest rates under the new credit facility. Interest expense for the ongoing businesses in the first nine months of 2000 was computed as if the pending sale to Pirelli occurred on January 1, 2000 for $216.0 million. Interest expense for the ongoing businesses in the first nine months of 1999 was computed as if the sale to Pirelli had occurred on May 28, 1999 for $204.7 million.

The effective tax rate for the first nine months of 2000 was 35.5% compared to 37.5% in the first nine months of 1999 reflecting the impact of the addition of operations in jurisdictions with lower tax rates and the resolution of certain state tax exposures.

Results of Divested Businesses

The results for the divested businesses reflect the actual operating results of the businesses through the closing date of August 25, 2000, a $34.3 charge related to the sale of the businesses and allocated interest costs incurred as if the sale to Pirelli occurred on January 1, 2000 for $216.0 million. The pro forma net loss from the divested businesses was $73.2 million or $2.16 per share.

A significant portion of the net loss from the divested businesses resulted from the Supertension and Subsea Cables operation. The Supertension operation was severely impacted by low pricing levels as a result of excess capacity in the market and reduced project activity.

Operations in Italy and at Distribution Cables in the United Kingdom also experienced significant losses in the first nine months of 2000. Operations in Italy experienced demand which was significantly below the prior year and selling prices which have declined in response to changes in the competitive nature of the market resulting from the partial privatization of the principal Italian utility company. The Distribution Cables business experienced demand levels below historical levels primarily due to lower orders from European utilities.

Liquidity and Capital Resources

In general, General Cable requires cash for working capital, capital expenditures, debt repayment, interest and taxes. General Cable’s working capital requirements increase when it experiences strong incremental demand for products and/or significant copper price increases.

Cash used by operating activities in the first nine months of 2000 was $28.6 million. This principally reflects a $79.1 million increase in accounts receivable and a $26.5 million increase in inventories, partially offset by a $71.2 million increase in accounts payable, accrued liabilities and other long-term liabilities and net income before depreciation and amortization and deferred taxes of $8.3 million. The increase in accounts receivable reflects the normal increase in activity during the spring and summer months of the third quarter versus the period prior to the year-end.

Cash flow provided by investing activities was $95.0 million in the first nine months of 2000, principally reflecting $158.1 in net proceeds from divested businesses partially offset by $43.0 million of capital expenditures and $19.0 million to acquire a Mexican manufacturer of state of the art telecommunications, central office and data networking cables.

Cash flow used by financing activities in the first nine months of 2000 was $63.6 million, primarily reflecting the application of the $180.0 million proceeds from the asset divestiture partially offset by additional borrowings of $114.5 million under General Cable’s $1.05 billion credit facility. In the period $5.6 million was spent on purchasing 664,025 General Cable common shares pursuant to a Board of Directors approved plan to repurchase up to $50 million of General Cable stock. The Company has repurchased $44 million of General Cable stock under the plan as of September 30, 2000. The final amount of stock repurchased will be determined by overall financial and market conditions. Also in the period $5.1 million of dividends were paid to shareholders of common stock.

The Company’s credit facility was entered into with one central bank as administrative agent, and a syndicate of lenders. The facility, as amended and as reduced by prepayments, consists of: 1) term loans in Sterling, Euros and Dollars in an aggregate amount up to $71.6 million, 2) term loans in Dollars in an aggregate amount up to $493.5 million and 3) revolving loans and letters of credit in Dollars and foreign currencies in an aggregate amount up to $250.0 million. Borrowings are secured by assets of the Company’s North American operations and a portion of the stock of its non-North American subsidiaries and are also guaranteed by the Company’s principal operating subsidiaries.

Borrowings under the facility were $638.7 million at September 30, 2000. Loans under the new facility bear interest, at the Company’s option, at (i) a spread over LIBOR or (ii) a spread over the Alternate Base Rate, which is defined as the higher of (a) the agent’s Prime Rate, (b) the secondary market rate for certificates of deposit (adjusted for reserve requirements) plus 1% or (c) the Federal Funds Effective Rate plus 1/2 of 1%.

Scheduled repayments under the term loans begin in December 2000 with the final maturity in June 2007. The Company anticipates being able to meet its obligations as they come due.

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES

PART II — Other Information

Item 6.		Exhibits and Reports on Form 8-K

	(a)	Exhibits

			27.1 —	Financial Data Schedule

	(b)	Reports on Form 8-K

			(i)	Form 8-K including the pro forma financial information required to be filed with respect to the disposition of certain businesses to Pirelli Cavi e Sistema, S.p.A., filed on September 11, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL CABLE CORPORATION

Signed:	November 13, 2000	By: /s/ CHRISTOPHER F. VIRGULAK

Christopher F. Virgulak Executive Vice President and Chief Financial Officer