Form 10-K405
period 2000-12-31
GENERAL CABLE CORP /DE/
filed 2001-03-30
CIK 886035

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2000
Commission File No. 1-12983

GENERAL CABLE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	06-1398235
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4 Tesseneer Drive
Highland Heights, KY 41076-9753
(Address of principal executive offices)

(859) 572-8000
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on which registered

Common Stock, $.01 Par Value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and need not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

As of March 1, 2001, there were 32,679,683 shares of the Registrant’s Common Stock outstanding. The aggregate market value of Common Stock held by non-affiliates was $344 million (based upon non-affiliate holdings of 31,305,361 shares and a market price of $11.00 per share).

Documents Incorporated by Reference:

Proxy Statement for the 2001 Annual Meeting of Shareholders (portions of which are incorporated by reference in Part III hereof).

GENERAL CABLE CORPORATION
INDEX TO ANNUAL REPORT
ON FORM 10-K

PART I.

Item 1. Business

General Cable Corporation (the Company) is a leader in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for the communications, energy and electrical markets. Communications wire and cable transmit low-voltage signals for voice, data, video and control applications. Energy cables include low-, medium- and high-voltage power distribution and power transmission products. Electrical wire and cable products conduct electrical current for industrial, commercial and residential power and control applications. The Company believes that its principal competitive strengths include its breadth of product line; brand recognition; distribution strength; customer selection, sales and service; and improved operating efficiency.

The Company is a Delaware corporation and was incorporated in April 1994. Its principal executive offices are located at 4 Tesseneer Drive, Highland Heights, Kentucky 41076-9753 and its telephone number is (859) 572-8000.

The Company and its predecessors have served the communications and electrical markets for over 150 years. The Company’s immediate predecessor (Predecessor) was a unit of American Premier Underwriters, Inc. (American Premier), previously known as The Penn Central Corporation. American Premier acquired the Company’s existing wire and cable business in 1981 and significantly expanded the business between 1988 and 1991 by acquiring Carol Cable Company, Inc. and other wire and cable businesses and facilities. In June 1994, a subsidiary of Wassall PLC (Wassall) acquired the Predecessor by purchase of General Cable’s outstanding subordinated promissory note, the General Cable common stock held by American Premier and a tender offer for the publicly-held General Cable common stock. Between May and August 1997, Wassall consummated public offerings for the sale of all of its interest in General Cable’s common stock. The Company has operated as an independent public company since completion of the offerings.

During 1999, the Company acquired the worldwide energy cable and cable systems businesses of Balfour Beatty plc, previously known as BICC plc, with operations in the United States, Canada, Europe, Africa, the Middle East and Asia Pacific (the Acquisition). The Acquisition was completed in three phases during 1999 for a total payment of $385.8 million. The Acquisition was accounted for as a purchase, and accordingly, the results of operations of the acquired businesses are included in the consolidated financial statements for periods after the respective closing dates.

In December 1999, the Company decided to sell certain businesses due to their deteriorating operating performance. On February 9, 2000, the Company signed a definitive agreement with Pirelli Cavi e Sistemi, S.p.A., of Milan, Italy for the sale of the stock of these businesses for a purchase price of $216 million, subject to closing adjustments. The closing adjustments will include changes in net assets of the businesses sold since November 30, 1999, resulting from operating losses and other adjustments as defined in the sale agreement. The businesses sold were acquired from BICC plc during 1999 and consisted primarily of the operations in the United Kingdom, Italy and Africa and a joint venture interest in Malaysia. Gross proceeds of $180 million were received during the third quarter of 2000 as a down payment against the final post-closing adjusted purchase price. Proceeds from the transaction have been used to reduce the Company’s outstanding debt.

In September 2000, the Company acquired Telmag S.A. de C.V., a Mexico-based manufacturer of telecommunications cables for $23.0 million. The acquisition brought in-house capacity sufficient to meet current outside plant telecommunications cable requirements as well as provide available capacity to meet anticipated future growth in demand for a broad range of telecommunications cables.

In March 2001, the Company sold the shares of its Pyrotenax business unit to Raychem HTS Canada, Inc., a business unit of Tyco International, Ltd., for $60 million, subject to closing adjustments. The business unit, with operations in Canada and the United Kingdom, principally produced mineral insulated high-temperature cables. The proceeds from the transaction were used to reduce the Company’s debt.

The following table sets forth summarized financial information by reportable segment for the total company on an as reported basis and for the ongoing businesses on a proforma basis for the years ended December 31 (in millions). Certain reclassifications have been made to the prior years to conform to the current year segment presentation.

		Total Company

	2000	1999	1998

Net sales:

Communications	$631.3	$520.1	$460.1

Electrical	1,331.1	1,063.0	690.4

Energy	735.4	505.3	—

	$2,697.8	$2,088.4	$1,150.5

Operating income:

Communications	$68.3	$61.0	$74.0

Electrical	22.3	20.4	55.6

Energy	(51.1)	19.4	—

	$39.5	$100.8	$129.6

	Ongoing Businesses (Proforma)

	2000	1999	1998

Net sales:

Communications	$631.3	$520.1	$460.1

Electrical	1,136.6	907.0	690.4

Energy	546.5	292.3	—

	$2,314.4	$1,719.4	$1,150.5

Operating income:

Communications	$68.3	$61.1	$74.0

Electrical	23.1	21.0	55.6

Energy	44.4	22.0	—

	$135.8	$104.1	$129.6

During 2000, the Company has operated its businesses in three geographic regions: 1) North America, 2) Iberia and 3) Oceania.

North America

The principal products, markets, distribution channels and end-users of each of General Cable’s North American product categories are summarized below:

Principal
Distribution
Product Category	Principal Products	Principal Markets	Channels	Principal End-Users

Communications Group:

Outside Voice and Data	Outside Plant Telecommunications Cable; Outside Service Wire	Telecom Local Loop	Direct; Distributors	Telecommunications System Operators

Data Communications	Multi-Conductor/ Multi-Pair; Fiber Optic Cable; Shipboard; Military Fiber Cable	Computer Networking and Multimedia Applications	Distributors; Direct	Contractors; Original Equipment Manufacturers (“OEMs”); Systems Integrators; Military Customers

Electronics	Multi-Conductor; Coaxial Cable; Sound, Security/ Fire Alarm	Building Management; Entertainment; Equipment Control	Distributors; Retailers; Direct	Contractors; Consumers; Industrial

Communication Assemblies	Cable Harness; Connector Cables	Telecommunication; Industrial Equipment; Medical Equipment	Direct	Communications and Industrial Equipment Manufacturers

Electrical Group:

Building Wire	THHN and Romex® Brand Building Wire; Aluminum and Armored Products	Non-Residential and Residential Construction	Distributors; Retailers; OEMs	Contractors; Consumers

Instrumentation, Power, Control and Specialty	Rubber and Plastic- Jacketed Wire and Cable; Power and Industrial Cables; Instrumentation Control	Industrial Power and Control; Utility/Marine/ Transit; Military; Mining; Power Generation	Distributors; Retailers; Direct; OEMs	Industrial; Consumers; Contractors; OEMs; Military Customers

Cordsets and Power Assemblies	Consumer Cordsets; OEM Cordsets; Assemblies	DIY; Construction; Industrial Equipment	Retailers; Direct; Distributors; OEMs	Consumers; Contractors

Automotive	Ignition Wire Sets; Booster Cables	Automotive Aftermarket	Retailers; Distributors	Consumers

Energy Group:

Utility	Low-Voltage, Medium-Voltage Distribution Cable; Bare Overhead Conductor; High-Voltage Transmission	Power Utility	Investor-Owned Utility Companies; Direct; Distributors; Public Power	Investor-Owned Utility Companies; Public Power; Municipals and Rural Electric Associ- ations; Contractor (Utility) Development

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

Outside Voice and Data Products

General Cable’s principal Outside Voice and Data Products are outside plant telecommunications cable and outside service wire. Outside plant telecommunications cable is short haul trunk, feeder or distribution cable from a telephone company central office to the subscriber premises. It consists of multiple paired conductors (ranging from 2 pairs to 4,200 pairs) and various types of sheathing, water-proofing, foil wraps and metal jacketing. Outside service wire is used to connect telephone subscriber premises to curbside distribution cable. During 2000, the Company expanded its manufacturing capacity of telecommunications cable through the acquisition of Telmag, S.A. de C.V.

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

Electronics and Communications Assemblies

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

Electrical Group

The Electrical Group manufactures and sells wire and cable products (typically for applications at 600 volts or less) for use in non-residential and residential structures and in a wide variety of capital goods and consumer uses. General Cable has four principal Electrical product categories: building wire, portable cord, cordsets and OEM assemblies and automotive products.

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

An increasing portion of the Company’s building wire sales consists of sales of high value-added products that meet more demanding service requirements or reduce installation costs. These products include tray cable, armored cable and control cable used in the operation and interconnection of protective and signaling devices in electrical distribution systems. General Cable sells its building wire products to electrical distributors for resale to electrical contractors, industrial customers and OEMs. Sales are also made through hardware and home center retail chains and other retail stores.

Instrumentation, Power, Control and Specialty Cables

The Company manufactures and sells a wide variety of rubber and plastic insulated portable cord products for power and control applications serving industrial, mining, entertainment, OEM, farming and other markets. Portable cord products have electrical characteristics similar to building wire, but are designed and constructed to be used in more dynamic and severe environmental conditions where a flexible but durable power supply is required. Portable cord products include both standard commercial cord and cord products designed to customer specifications. Portable rubber-jacketed power cord, the Company’s largest selling cord product line, is typically manufactured without a connection device at either end and is sold in standard and customer- specified lengths. Portable cord is also sold to OEMs for use as power cords on their products and in other applications, in which case the cord is made to the OEMs’specifications. The Company also manufactures portable cord for use with moveable heavy equipment and machinery. General Cable’s portable cord products are sold under the Carol® brand name, primarily through electrical distributors and electrical retailers to industrial customers, OEMs, contractors and consumers.

The Company’s portable cords are used in the installation of new industrial equipment and the maintenance of existing equipment, and to supply electrical power at temporary venues such as festivals, sporting events, concerts and construction sites. The Company expects demand for portable cord to be influenced by general economic activity.

The Company’s Specialty and Industrial products sold under the “Brand Rex Cables” name include low- voltage and data transmission cables, automotive cables, rail and mass transit cables, shipboard cables, off- shore cables, other industrial cables and cables for low-smoke, zero-halogen systems and fire detection systems. Primary uses for these products include various applications within the power generating stations, marine, oil and gas, transit/locomotive, OEMs, machine builders, medical imaging, shipboard, aerospace industries, space flight and aircraft markets. Shipboard cables sold by the Company hold a leading position with the U.S. Navy. The Company’s “Polyrad XT” marine wire and cable products also provide superior properties and performance levels that are necessary for heavy-duty industrial applications to on- and offshore platforms, ships and oil rigs.

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

Energy Group

The Energy Group manufactures and sells wire and cable products which include low-, medium- and high- voltage power distribution and power transmission products for overhead and buried applications.

Utility

The Company’s Utility Cables business is the leader in the supply of medium-voltage power distribution cables to the North American electric utility industry. The business manufactures low- and medium-voltage aluminum and copper cable, bare overhead aluminum conductor, high-voltage transmission cable and aluminum strip. Low- and medium-voltage cables are used for power distribution in the investor-owned utility and public power segments. High-voltage cables and bare conductor cables are transmission circuits in industrial facilities and independent power producer generating stations. Bare overhead conductor cable and aluminum strip have various uses in utility and industrial applications.

The Utility business has strategic alliances in the United States and Canada with a number of major customers and is strengthening its position through these partnerships. The business utilizes a network of direct sales and authorized distributors to supply low-, medium-voltage and bare overhead cable products. This market is represented by approximately 3,500 utility companies.

Iberia and Oceania

The principal products, markets, distribution channels and end-users of each of General Cable’s Iberia and Oceania product categories are summarized below:

Principal
Distribution
Product Category	Principal Products	Principal Markets	Channels	Principal End-Users

Power Transmission and Distribution	Low-Voltage, Medium-Voltage and High-Voltage Power Cable	Utility	Distributors; Direct	Contractors; Industrial Power

Industrial	Instrumentation Control; Automotive Cables	Industrial, Power and Control	OEMs; Distributors; Direct	Industrial; Mining; Oil and Gas

Construction	Low-Voltage, Medium- Voltage and High-Voltage Cable; Building Wire	Non-Residential and Residential Construction	Distributors; Wholesalers	Industrial; Contractors

Data Communications	Communications Cables	Telecommunications	Distributors; Direct, OEMs	Telecommunications Systems Operators

Iberia

The Iberian business consists of General Cable-Spain and General Cable Cel-Cat-Portugal, which produce cables for energy, communications and electrical applications. These businesses provide a wide range of wire and cable products to a diverse customer base, both directly and through distributors and retailers.

The Iberian business is headquartered in Barcelona, Spain, and has three manufacturing units in Barcelona and a manufacturing unit in Lisbon, Portugal, all of which are supported by centralized marketing, sales and product planning. The main markets served are Spain, Portugal, France, Argentina, Israel, Brazil, Belgium and the UK, with approximately 70% of sales generated in the Iberian market and the remaining 30% representing export sales.

Oceania

The Oceania business consists of a headquarters and manufacturing facility in New Zealand, a manufacturing facility in Fiji and sales offices in New Zealand and Australia. The business offers a broad product range in the energy, communications and electrical markets principally serving New Zealand, Fiji, and the Pacific Islands with certain products also sold into Australia, Asia and the Middle East.

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

Raw Materials

The principal raw material used by General Cable in the manufacture of its wire and cable products is copper. General Cable purchases copper in either cathode, rod or wire form from a number of major domestic and foreign producers, generally through annual supply contracts. In 2000, the Company produced approximately 26% of the copper rod used in its North American manufacturing operations at its cast copper rod mill in Plano, Texas. Copper is available from many sources, and General Cable believes that it is not dependent on any single supplier of copper. In 2000, the Company’s largest supplier of copper accounted for approximately 32% of the Company’s North American copper purchases.

General Cable has centralized its copper purchasing in North America to capitalize on economies of scale and to facilitate the negotiation of favorable purchase terms from suppliers. The cost of copper has been subject to considerable volatility over the past several years. However, as a result of a number of practices intended to match copper purchases with sales, the Company’s profitability has generally not been significantly affected by changes in copper prices. General Cable generally passes changes in copper prices along to its customers, although there are timing delays of varying lengths depending upon the type of product, competitive conditions and particular customer arrangements. The Company does not engage in speculative metals trading or other speculative activities, nor does it engage in activities to hedge the underlying value of its copper inventory.

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

Although in the aggregate these patents and trademarks are of considerable importance to the manufacturing and marketing of many of the Company’s products, the Company does not consider any single patent or trademark or group of patents or trademarks to be material to its business as a whole. While General Cable occasionally obtains patent licenses from third parties, none are deemed to be material. Trademarks which are considered to be generally important are General Cable®, Anaconda®, BICC®, Carol® and Romex®, and the General Cable triad symbol. General Cable believes that the Company’s products bearing these trademarks have achieved significant brand recognition within the industry.

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

Company subsidiaries in the United States have been identified as potentially responsible parties (PRPs) with respect to several sites designated for cleanup under CERCLA or similar state laws, which impose liability for cleanup of certain waste sites and for related natural resource damages without regard to fault or the legality of waste generation or disposal. Persons liable for such costs and damages generally include the site owner or operator and persons that disposed or arranged for the disposal of hazardous substances found at those sites. Although CERCLA imposes joint and several liability on all PRPs, in application, the PRPs typically allocate the investigation and cleanup costs based, among other things, upon the volume of waste contributed by each PRP.

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

In the Wassall transaction in 1994, American Premier agreed to indemnify General Cable against liabilities (including all environmental liabilities) arising out of General Cable’s or its predecessors’ ownership or operation of the Indiana Steel & Wire Company and Marathon Manufacturing Holdings, Inc. businesses (which were divested), without limitation as to time or amount. American Premier also agreed to indemnify General Cable against 66 2/3% of all other environmental liabilities arising out of General Cable’s or its predecessors’ownership or operation of other properties and assets in excess of $10 million but not in excess of $33 million, which are identified during the seven year period ending June 2001. General Cable also has claims against third parties with respect to some of these liabilities.

As part of the 1999 Acquisition, BICC plc agreed to indemnify General Cable against environmental liabilities existing at the date of the closing of the purchase of the business. The indemnity is for an eight year period ending in 2007, while General Cable operates the businesses subject to certain sharing of losses (with BICC plc covering 95% of losses in the first three years, 80% in years four and five and 60% in the remaining three years). The indemnity is also subject to the overall indemnity limit of $150 million which applies to all warranty and indemnity claims in the Acquisition. In addition, BICC plc assumed responsibility for cleanup of certain specific conditions at various sites operated by General Cable. In the sale of the European businesses to Pirelli in August 2000, the Company generally indemnified Pirelli against any environmental liabilities on the same basis as BICC plc indemnified the Company in the earlier Acquisition. However, the indemnity the Company received from BICC plc related to the European businesses sold to Pirelli terminated upon the sale of those businesses to Pirelli.

While it is difficult to estimate future environmental liabilities accurately, the Company does not currently anticipate any material adverse effect on its results of operations, financial condition or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.

Employees

At December 31, 2000, approximately 8,600 persons were employed by General Cable, and collective bargaining agreements covered approximately 5,000 employees at various locations around the world. During the last five years, the Company has experienced one strike in North America which was settled on satisfactory terms. There have been no major strikes at Iberia and Oceania facilities during the last five years. In North America, union contracts will expire at ten facilities in 2001 and one facility in 2002. In Iberia and Oceania, labor agreements are generally negotiated on an annual or bi-annual basis. The Company believes that its relationships with its employees are good.

Item 2. Properties

General Cable’s principal properties are listed below. The Company believes that its properties are generally well maintained and are adequate for the Company’s current level of operations.

	Square	Use/Product	Owned
Location	Feet	Line(s)	or Leased

NORTH AMERICA

Manufacturing Facilities:

Marshall, TX	780,000	Aluminum Low-Voltage Energy Cables	Owned

Marion, IN	650,000	Specialty and Industrial Cables	Owned

Willimantic, CT	650,000	Specialty and Industrial Cables	Owned

Manchester, NH	533,000	Electronic and Datacom Products	Owned

Plano, TX	404,000	Electrical Products and Rod Mill	Owned

Lincoln, RI	398,000	Electrical and Automotive Products	Owned

Bonham, TX	360,000	Outside Voice and Data Products	Owned

Lawrenceburg, KY	339,000	Outside Voice and Data Products and Data Communications Products	Owned

Montoursville, PA	318,000	Cordsets and Electrical Products	Owned

Malvern, AR	295,000	Aluminum Medium-Voltage Energy Cables	Owned

Monticello, IL	250,000	Outside Voice and Data Products	Owned

Kingman, AZ	243,000	Electrical Products	Owned

DuQuoin, IL	240,000	Medium-Voltage Energy Cables	Owned

Watkinsville, GA	224,000	Electrical Products	Owned

Altoona, PA	195,000	Automotive and Power Assemblies Products	Owned

Jackson, TN	180,000	Data Communications Cables, Fiber Optic Cables	Owned

Tetla, Mexico	159,000	Outside Voice and Data Products	Owned

South Hadley, MA	150,000	Bare Wire Fabricating	Owned

Taunton, MA	138,000	Bare Wire Fabricating	Leased

LaMalbaie, Canada	117,000	Low- and Medium-Voltage Energy Cables	Owned

Sanger, CA	105,000	Data Communications Products	Owned

Cass City, MI	100,000	Data Communications Products	Owned

Distribution and Other Facilities:

Atlanta, GA	328,000	Distribution Center	Leased

Dallas, TX	200,000	Distribution Center	Leased

Vineland, NJ	200,000	Distribution Center	Leased

Lebanon, IN	198,000	Distribution Center	Leased

Anaheim, CA	189,000	Distribution Center	Leased

Seattle, WA	91,000	Distribution Center	Leased

Highland Heights, KY	166,000	World Headquarters, Technology Center and Learning Center	Owned

	Square	Use/Product	Owned
Location	Feet	Line(s)	or Leased

Iberia and Oceania

Barcelona, Spain (1)	1,080,000	Power Transmission and Distribution, Industrial and Construction	Owned

New Zealand (1)	314,000	Power Distribution, Industrial, Construction Wiring and Communications Cables	Owned

Lisbon, Portugal	255,000	Power Distribution, Industrial and Construction Wiring and Communications Cables	Owned

(1)	Certain locations represent a collection of facilities in the local area.

Item 3. Legal Proceedings

General Cable is subject to numerous federal, state, local and foreign laws and regulations relating to the storage, handling, emission and discharge of materials into the environment, including CERCLA, the Clean Water Act, the Clean Air Act (including the 1990 amendments) and the Resource Conservation and Recovery Act.

General Cable subsidiaries have been identified as PRPs with respect to several sites designated for cleanup under CERCLA or similar state laws, which impose liability for cleanup of certain waste sites and for related natural resource damages without regard to fault or the legality of waste generation or disposal. General Cable does not own or operate any of the waste sites with respect to which it has been named as a PRP by the government. Based on its review and other factors, management believes that costs to the Company relating to environmental clean-up at these sites will not have a material adverse effect on its results of operations, cash flows or financial position.

American Premier, in connection with the 1994 Wassall transaction, agreed to indemnify General Cable against liabilities (including all environmental liabilities) arising out of General Cable’s or its predecessors’ ownership or operation of the Indiana Steel & Wire Company and Marathon Manufacturing Holdings, Inc. businesses (which were divested by the Predecessor prior to the Wassall Acquisition), without limitation as to time or amount. American Premier also agreed to indemnify General Cable against 66 2/3% of all other environmental liabilities arising out of General Cable’s or its predecessors’ownership or operation of other properties and assets in excess of $10 million but not in excess of $33 million which are identified during the seven year period ending June 2001. General Cable also has claims against third parties with respect to some of these liabilities. While it is difficult to estimate future environmental liabilities accurately, the Company does not currently anticipate any material adverse effect on its results of operations, financial condition or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.

As part of the BICC Acquisition, BICC plc agreed to indemnify General Cable against environmental liabilities existing at the date of the closing of the purchase of the business. The indemnity is for an eight year period ending in 2007 while General Cable operates the businesses subject to certain sharing of losses (with BICC plc covering 95% of losses in the first three years, 80% in years four and five and 60% in the remaining three years). The indemnity is also subject to the overall indemnity limit of $150 million which applies to all warranty and indemnity claims in the transaction. In addition, BICC plc assumed responsibility for cleanup of certain specific conditions at several sites operated by General Cable and cleanup is mostly complete at those sites. In the sale of the European businesses to Pirelli in August 2000, the Company generally indemnified Pirelli against any environmental liabilities on the same basis as BICC plc indemnified the Company in the earlier Acquisition. However, the indemnity the Company received from BICC plc related to the European businesses sold to Pirelli terminated upon the sale of those businesses to Pirelli. At this time, there are no claims outstanding under the general indemnity provided by BICC plc.

There are approximately 8,800 pending non-maritime asbestos cases involving subsidiaries of General Cable. The majority of these cases involve plaintiffs alleging exposure to asbestos-containing shipboard cable, manufactured by General Cable’s predecessors. In addition to the Company’s subsidiaries, numerous other wire and cable manufacturers have been named as defendants in these cases. Most cases previously filed have been dismissed with prejudice and without an imposition of liability against General Cable. In some instances, individual cases have settled on a relatively nominal basis. In addition, subsidiaries of General Cable have been named, along with numerous other product manufacturers as defendants in approximately 31,000 suits in which plaintiffs’ alleged that they suffered an asbestos-related injury while working in the maritime industry (MARDOC cases). These cases are currently managed under the supervision of the US District Court for the Eastern District of Pennsylvania (hereinafter the “District Court”). On May 1, 1996, the District Court ordered that all pending MARDOC cases be dismissed without prejudice for failure to plead sufficient facts. Under that order of dismissal, all future MARDOC cases filed by the plaintiff’s attorney are required to be accompanied by a filing fee for each new complaint. These cases can only be removed from the inactive docket if the plaintiff is able to prove an asbestos-related injury, and show specific product identification as to each defendant against whom the plaintiff chooses to proceed. Based upon its experience to date, the Company does not believe that the outcome of the pending non-maritime and/or MARDOC asbestos cases will have a material adverse effect on its results of operation, cash flows or financial position.

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

None during the fourth quarter of 2000.

PART II.

Disclosure Regarding Forward-Looking Statements

All statements, other than statements of historical fact, included in the 2000 Annual Report, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are considered forward-looking statements under relevant sections of the Securities Act of 1933 and the Securities Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in the forward-looking statements (Cautionary Statements) include: domestic and local country price competition, particularly in certain segments of the power cable, building wire and cordset markets, and other competitive pressures; general economic conditions, particularly in construction; the Company’s ability to retain key customers and distributors; the Company’s ability to increase manufacturing capacity; the Company’s ability to successfully integrate acquisitions and complete divestitures; the cost of raw materials, including copper; foreign currency exchange rate fluctuations; the level of growth in demand for products serving various segments of the communications markets; the Company’s ability to successfully introduce new or enhanced products; the impact of technological changes; the Company’s ability to achieve productivity improvements; and the impact of changes in industry standards and the regulatory environment. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements.

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

General Cable’s common stock, $0.01 par value (Common Stock), is traded on the New York Stock Exchange (NYSE) under the symbol “BGC”. The following table sets forth the high and low daily sales prices for the Common Stock as reported on the NYSE for the period from January 1, 1999 to December 31, 2000:

	1999				2000

	High		Low		High		Low

First Quarter	$22	7/8	$8	1/4	$13		$6	11/16
Second Quarter	$17	7/8	$9	1/16	$9	7/16	$5	3/4
Third Quarter	$17	1/2	$11	1/2	$9	3/4	$7	1/4
Fourth Quarter	$13	1/8	$6	7/16	$7	7/8	$4	3/16

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

Item 6. Selected Financial Data

The selected financial data set forth in the following table for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 were derived from audited consolidated financial statements.

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements of the Company and related notes thereto (in millions, except per share data). The financial data presented below contains those operations sold to Pirelli during 2000 up through the date of sale. Certain reclassifications have been made to conform to current years presentation.

	Year Ended December 31,

	2000	1999	1998	1997	1996

Statement of Operations Data:

Net sales	$2,697.8	$2,088.4	$1,150.5	$1,134.5	$1,043.6

Asset impairment charges	—	24.5	—	—	—

Gross profit	322.9	300.8	217.6	195.4	152.7

Loss on sale of businesses	31.0	—	—	—	—

Operating income	39.5	100.8	129.6	104.5	78.5

Interest expense, net	(77.1)	(47.7)	(15.7)	(17.3)	(19.6)

Write-off unamortized bank fees	(3.3)	—	—	—	—

Earnings (loss) before income taxes	(40.9)	53.1	113.9	87.2	58.9

Income tax benefit (provision)	14.5	(18.9)	(42.7)	(34.0)	(19.7)

Net income (loss)	(26.4)	34.2	71.2	53.2	39.2

Earnings (loss) per common share (1)	$(0.79)	$0.95	$1.93	$1.45	$1.08

Earnings (loss) per common share - assuming dilution (1)	$(0.79)	$0.95	$1.90	$1.44	$1.08

Weighted average shares outstanding (1)	33.6	35.9	36.8	36.6	36.4

Weighted average shares outstanding - assuming dilution (1)	33.6	35.9	37.5	36.9	36.4

Other Data:

Average daily COMEX price per pound of copper cathode	$0.84	$0.72	$0.75	$1.04	$1.06

Capital expenditures	$56.0	$97.6	$75.5	$42.6	$30.0

	December 31,

	2000	1999	1998	1997	1996

Balance Sheet Data:

Working capital	$375.3	$468.2	$233.8	$225.9	$205.6

Total assets	1,319.2	1,568.3	651.0	563.7	513.6

Long-term debt	611.9	726.2	246.8	238.5	205.1

Dividends to shareholders	6.7	7.4	6.1	43.8	55.1

Shareholders’equity	128.5	177.3	177.2	122.4	107.4

Footnotes

(1)	Earnings (loss) per share were computed based on the weighted average common shares outstanding for each period, adjusted on a retroactive basis for a three-for-two stock split. Earnings (loss) per common share-assuming dilution were computed after giving effect to the dilutive effect of stock options and restricted stock units outstanding.

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

During 1999, the Company acquired the worldwide energy cable and cable systems businesses of Balfour Beatty plc, formerly known as BICC plc with operations in the United States, Canada, Europe, Africa, the Middle East and Asia Pacific (“the BICC Acquisition”). The BICC Acquisition was completed in three phases during 1999 for a total payment of $385.8 million. The BICC Acquisition was accounted for as a purchase, and accordingly, the results of operations of the acquired businesses are included in the consolidated financial statements for periods after the respective closing dates.

On June 30, 1999, the Company purchased SpecTran Corporation’s joint venture interest in General Photonics for $2.3 million in cash. General Photonics, a manufacturer of fiber optic cables, was formed by General Cable Corporation and SpecTran in 1996.

In December 1999, the Company decided to sell certain business units due to their deteriorating operating performance. On February 9, 2000, the Company signed a definitive agreement with Pirelli Cavi e Sistemi S.p.A., of Milan, Italy, for the sale of the stock of these businesses for proceeds of $216 million, subject to closing adjustments. The closing adjustments will include changes in net assets of the businesses sold since November 30, 1999, resulting from operating losses and other adjustments as defined in the sale agreement. The businesses sold were acquired from BICC plc during 1999 and consisted primarily of the operations in the United Kingdom, Italy and Africa and a joint venture interest in Malaysia. Gross proceeds of $180 million were received during the third quarter of 2000 as a down payment against the final post-closing adjusted purchase price. Proceeds from the transaction have been used to reduce the Company’s outstanding debt.

General Cable’s reported net sales are directly influenced by the price of copper and to a lesser extent aluminum. The price of copper has been subject to considerable volatility, with the daily selling price of copper cathode on the COMEX averaging $0.84 per pound in 2000, $0.72 per pound in 1999 and $0.75 per pound in 1998. However, as a result of a number of practices intended to match copper and aluminum purchases with sales, General Cable’s profitability has generally not been significantly affected by changes in copper and aluminum prices. General Cable generally passes changes in copper and aluminum prices along to its customers, although there are timing delays of varying lengths depending upon the type of product, competitive conditions and particular customer arrangements. General Cable does not engage in speculative metals trading or other speculative activities. Also, the Company does not engage in activities to hedge the underlying value of its copper and aluminum inventory.

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

Results of Operations

The following table sets forth, for the periods indicated, statement of operations data in millions of dollars and as a percentage of net sales. The results of operations are split between the ongoing businesses after the closing of the transaction with Pirelli and those that have been divested. Percentages may not add due to rounding.

			Ongoing Businesses
	Year Ended December 31,

	2000		1999		1998

	Amount	%	Amount	%	Amount	%

Net sales	$2,314.4	100.0%	$1,719.4	100.0%	$1,150.5	100.0%

Cost of sales	1,991.3	86.0	1,473.4	85.7	932.9	81.1

Gross profit	323.1	14.0	246.0	14.3	217.6	18.9

Selling, general and administrative expenses	187.3	8.1	141.9	8.3	88.0	7.6

Operating income	135.8	5.9	104.1	6.1	129.6	11.3

Interest expense, net	(63.1)	(2.7)	(36.6)	(2.1)	(15.7)	(1.4)

Earnings before income taxes	72.7	3.1	67.5	3.9	113.9	9.9

Income tax provision	(25.9)	(1.1)	(24.2)	(1.4)	(42.7)	(3.7)

Net income	$46.8	2.0%	$43.3	2.5%	$71.2	6.2%

Earnings per common share - assuming dilution	$1.39		$1.21		$1.90

		Divested Businesses
		Year Ended December 31,

	2000		1999

	Amount	%	Amount	%

Net sales	$383.4	100.0%	$369.0	100.0%

Cost of sales	383.6	100.0	289.7	78.5

Asset impairment charges	—	—	24.5	6.6

Gross profit (loss)	(0.2)	—	54.8	14.9

Selling, general and administrative expenses	65.1	17.0	58.1	15.7

Loss on sale of businesses	31.0	8.1	—	—

Operating loss	(96.3)	(25.1)	(3.3)	(0.8)

Interest expense, net	(14.0)	(3.7)	(11.1)	(3.0)

Write-off of unamortized bank fees	(3.3)	(0.9)	—	—

Loss before income taxes	(113.6)	(29.6)	(14.4)	(3.9)

Income tax benefit	40.4	10.5	5.3	1.4

Net loss	$(73.2)	(19.1)%	$(9.1)	(2.5)%

Loss per common share - assuming dilution	$(2.18)		$(0.26)

			Total Company
	Year Ended December 31,

	2000		1999		1998

	Amount	%	Amount	%	Amount	%

Net sales	$2,697.8	100.0%	$2,088.4	100.0%	$1,150.5	100.0%

Cost of sales	2,374.9	88.0	1,763.1	84.4	932.9	81.1

Asset impairment charges	—	—	24.5	1.2	—	—

Gross profit	322.9	12.0	300.8	14.4	217.6	18.9

Selling, general and administrative expenses	252.4	9.4	200.0	9.6	88.0	7.6

Loss sale of businesses	31.0	1.1	—	—	—	—

Operating income	39.5	1.5	100.8	4.8	129.6	11.3

Interest expense, net	(77.1)	(2.9)	(47.7)	(2.3)	(15.7)	(1.4)

Write-off of unamortized bank fees	(3.3)	(0.1)	—	—	—	—

Earnings (loss) before income taxes	(40.9)	(1.5)	53.1	2.5	113.9	9.9

Income tax (provision) benefit	14.5	0.5	(18.9)	(0.9)	(42.7)	(3.7)

Net income (loss)	$(26.4)	(1.0)%	$34.2	1.6%	$71.2	6.2%

Earnings (loss) per common share - assuming dilution	$(0.79)		$0.95		$1.90

Results of Ongoing Businesses

Year Ended December 31, 2000 Compared with Year Ended December 31, 1999

Pro forma net income from ongoing businesses was $46.8 million in 2000 compared to $43.3 million in 1999. Fully diluted earnings per share were $1.39 per share for 2000 compared to $1.21 per share for the same period in 1999. Contributing to the improvement in earnings per share was a 30% increase in operating earnings and a 6% reduction in the number of fully diluted weighted average common shares outstanding in 2000 as a result of the Company’s share repurchase program, partially offset by a $26.5 million increase in interest expense.

Net sales from the ongoing businesses on an as reported basis increased 35% to $2,314.4 in 2000 from $1,719.4 million for the same period in 1999. After adjusting 1999 net sales to reflect the $0.12 increase in the average monthly COMEX price per pound of copper in 2000, net sales increased 29% to $2,314.4 million, up from $1,788.5 million for the same period in 1999. The increase in copper-adjusted net sales reflects a 20% increase in Electrical Products, a 18% increase in Communications Products and a $244.4 million increase in Energy Products sales as a result of the Acquisition.

The 20% increase in Electrical Products net sales relates to the Acquisition and 9% volume growth in the pre- acquisition business, partially offset by lower selling prices for building wire products.

The 18% increase in Communication Products net sales reflects a higher sales volume for both outside plant telecommunications cable and high bandwidth networking cables as well as higher selling prices for outside plant telecommunications cable.

General Cable continued to show excellent sales growth with key customers through The Power of One strategy. Copper-adjusted net sales to the Company’s top 20 customers increased 14% in 2000 compared to 1999, reflecting General Cable’s continuing ability to partner with customers for mutually beneficial growth in revenues and earnings.

Selling, general and administrative expenses increased to $187.3 million in 2000 from $141.9 million in 1999 primarily reflecting the Acquisition. Selling, general and administrative expenses as a percentage of net sales decreased to 8.1% in 2000 from 8.3% in 1999.

Operating income increased to $135.8 million in 2000 from $104.1 million in 1999. The increase in operating income reflects operating income related to the acquired business, manufacturing cost reductions, sales volume growth and higher selling prices for outside plant telecommunications cable. These increases were partially offset by lower selling prices for electrical and energy products.

Net interest expense was $63.1 million in 2000 compared to $36.6 million in 1999. The increase reflects increased borrowings related to the Acquisition and higher interest rates in 2000 under the credit facility.

The effective tax rate for 2000 and 1999 was 35.5%.

Results of Divested Businesses

The results for the divested businesses reflect the actual operating results of the businesses through the closing date of August 25, 2000, a $34.3 charge related to the sale of the businesses and allocated interest costs incurred as if the sale to Pirelli occurred on January 1, 2000 for $216.0 million. The pro forma net loss from the divested businesses was $73.2 million or $2.18 per share.

A significant portion of the net loss from the divested businesses resulted from the Supertension and Subsea Cables operation. The Supertension operation was severely impacted by low pricing levels as a result of excess capacity in the market and reduced project activity.

Operations in Italy and at Distribution Cables in the United Kingdom also experienced significant losses in 2000. Operations in Italy experienced demand which was significantly below the prior year and selling prices which declined in response to changes in the competitive nature of the market resulting from the partial privatization of the principal Italian utility company. The Distribution Cables business experienced demand levels below historical levels primarily due to lower orders from European utilities.

Year Ended December 31, 1999 Compared with Year Ended December 31, 1998

Net income was $34.2 million in 1999 compared to $71.2 million in 1998. Fully diluted earnings per share were $0.95 per share in 1999 compared to $1.90 in 1998. Net income in 1999 included pre-tax $24.5 million (after tax $15.8 million) non-cash asset impairment charges related to the impending sale of certain operations to Pirelli and the write-down of other joint venture loans receivable. Excluding the asset impairment charges, the Company would have reported net income of $50.1 million or $1.40 per share. Compared to 1998, fully diluted earnings per share, excluding the asset impairment charges, declined $0.50 cents or 26%, principally reflecting the negative impact of lower prices for building wire products and some communication cables partially offset by incremental earnings resulting from the Acquisition, volume related growth and manufacturing productivity improvement.

Net sales increased 82% to $2,088.4 million in 1999 from $1,150.5 million in 1998. The increase in net sales reflects a 39% increase in Electrical Products, a 10% increase in Communication Products, and $623.8 million of Energy Product sales from the Acquisition.

The 39% increase in Electrical Products net sales reflects the Acquisition and 11% volume growth in the pre- acquisition business, partially offset by lower selling prices for building wire products. Consumer cordset net sales were up 38% in 1999 with significant increases in sales to the leading home center chain in the United States and a major hardware store retailer.

The 10% increase in Communication Products net sales reflects a 21% increase in sales volume of outside plant telecommunication cable and 11% sales volume growth of data transmission cables. These volume increases were partially offset by lower selling prices for Communication Products.

General Cable continued to show excellent sales growth with key customers through The Power of One strategy. Copper-adjusted net sales to the Company’s top 20 customers increased 12.8% (22% on a volume basis) in 1999 compared to 1998, reflecting General Cable’s continuing ability to partner with customers for mutually beneficial growth in revenues and earnings.

Selling, general and administrative expenses increased to $200 million in 1999 from $88 million in 1998 primarily reflecting the Acquisition. Selling, general and administrative expenses as a percentage of net sales was 9.6% in 1999, compared to 7.6% in 1998. Selling, general and administrative expenses for the acquired businesses were approximately 13% of net sales in the 1999 post acquisition period.

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

In 1999, lower building wire pricing was responsible for a $50 million reduction in operating income. The average building wire price premium over the cost of copper was down 20% in 1999 compared to 1998. Selling prices for outside plant telecommunications cable products were 6% lower in 1999 compared to 1998 reflecting contractual price reductions from lower raw material price indices and lower pricing conditions in the commercial marketplace. Selling prices for certain data communication cables were approximately 9% lower in 1999 compared to 1998.

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

Liquidity and Capital Resources

In general, General Cable requires cash for working capital, capital expenditures, debt repayment, interest and taxes. General Cable’s working capital requirements increase when it experiences strong incremental demand for products and/or significant copper and aluminum price increases. Based upon historical experience and the expected availability of funds under the credit facility, the Company expects that its sources of liquidity will be sufficient to enable it to meet its cash requirements for working capital, capital expenditures, debt repayment, interest and taxes in 2001.

Cash flow provided by operating activities in 2000 was $2.0 million. This principally reflects net income before depreciation and amortization and deferred taxes of $28.8 million, a $59.6 million increase in accounts payable, accrued liabilities and other long-term liabilities, partially offset by a $34.0 million increase in accounts receivable and a $52.1 million increase in inventories.

Cash flow provided by investing activities was $82.9 million in 2000, principally reflecting $158.1 in net proceeds from divested businesses partially offset by $56.0 million of capital expenditures and $19.0 million to acquire Telmag, S.A. de C.V., a Mexico-based manufacturer of state of the art telecommunications, central office and data networking cables.

Cash flow used by financing activities in 2000 was $101.7 million, primarily reflecting the application of the $180.0 million gross proceeds from the sale of businesses partially offset by additional borrowings of $87.7 million under General Cable’s credit facility. During the year $10.1 million was spent on purchasing 1,370,225 General Cable common shares pursuant to a previously approved plan to repurchase up to $50 million of General Cable stock. The Company has repurchased $47.8 million of General Cable stock under the plan as of December 31, 2000. The Company repurchased the remaining authorized amount in the first quarter of 2001. Also in the year, $6.7 million of dividends were paid to shareholders of common stock.

The Company’s current credit facility was entered into in 1999 with one lead bank as administrative agent, and a syndicate of lenders. The facility, as amended and reduced by prepayments, consists of: 1) term loans in Sterling, Euros and Dollars in an aggregate amount up to $73.2 million, 2) term loans in Dollars in an aggregate amount up to $488.8 million and 3) revolving loans and letters of credit in Dollars and foreign currencies in an aggregate amount up to $250.0 million. Borrowings are secured by assets of the Company’s North American operations and a portion of the stock of its non-North American subsidiaries and are also guaranteed by the Company’s principal operating subsidiaries.

Borrowings under the credit facility were $609.2 million at December 31, 2000. Loans under the credit facility bear interest, at the Company’s option, at (i) a spread over LIBOR or (ii) a spread over the Alternate Base Rate, which is defined as the higher of (a) the agent’s Prime Rate, (b) the secondary market rate for certificates of deposit (adjusted for reserve requirements) plus 1% or (c) the Federal Funds Effective Rate plus 1/2 of 1%.

Scheduled repayments under the term loans began in December 2000 with the final maturity in June 2007. The Company anticipates being able to meet its obligations as they come due.

A commitment fee accrues on the unused portion of the credit facility. The commitment fee ranges between 35 and 50 basis points per annum and the spread over LIBOR on all loans under the facility ranges between 175 and 325 basis points per annum. Both the commitment fee and the spread over LIBOR are subject to periodic adjustment depending upon the Company’s Leverage Ratio. The facility restricts certain corporate acts and contains required minimum financial ratios and other covenants. The credit agreement was amended in March 2000 to permit the sale of certain business units to Pirelli as well as to increase flexibility within its financial covenants during the year. The Company further amended the credit facility in January 2001 to permit increased financial flexibility including substantial alteration of financial covenants for the remaining life of the credit facility and the sale of the Pyrotenax business unit. As a result of this amendment, the spread over LIBOR increased by 0.25% across all levels of its leverage-based pricing grid. One-time fees and expenses associated with the amendment were approximately $2.6 million and are being amortized over the remaining life of the credit agreement. As a result of this Amendment, the Company is restricted in its ability to repurchase shares until it reaches certain financial ratios.

Environmental Matters

General Cable’s expenditures for environmental compliance and remediation amounted to approximately $0.5 million, $0.7 million and $0.7 million in 2000, 1999 and 1998, respectively. In addition, Company subsidiaries have been named as potentially responsible parties (PRPs) in certain proceedings that involve environmental remediation. General Cable had accrued $5.7 million at December 31, 2000 for all environmental liabilities. In the Wassall acquisition of General Cable from American Premier Underwriters, American Premier indemnified General Cable against certain environmental liabilities arising out of General Cable’s or its predecessors’ownership or operation of properties and assets. As part of the 1999 acquisition, BICC plc agreed to indemnify the Company against environmental liabilities existing at the date of the closing of the purchase of the business. General Cable has agreed to indemnify Pirelli against certain environmental liabilities arising out of the operation of the divested business prior to the sale. While it is difficult to estimate future environmental liabilities, General Cable does not currently anticipate any material adverse effect on its results of operations, cash flows or financial position as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs.

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

General Cable enters into interest rate swap agreements to manage its exposure to interest rate changes. The swaps involve the exchange of variable (three-month LIBOR) for fixed rate payments without exchanging the notional principal amount. In November 1997, General Cable entered into interest rate swap agreements with three banks, which effectively fixed interest rates at an average rate of 6.2% for specific amounts borrowed under the credit facility. The remaining interest rate swaps related to the credit facility are as follows (dollars in millions):

	Notional	Interest
Period	Amounts	Rate

November 2000 to November 2001	$12.5	6.2%

During 1999, the Company entered into certain interest rate derivative contracts for hedging of the new facility floating interest rate risk covering $375.0 million of the Company’s debt. The net effect of the hedging program was to provide a collar between approximately 5.4% and 8.5% within which the Company’s LIBOR rates on a portion of the new facility could move and which was at no cost to the Company. The Company entered into these three year agreements with members of the lending group. The Company does not hold any collateral for these contracts, however; all counterparty members are significant international financial institutions.

The fair value of interest rate derivatives are based on quoted market prices and third-party provided calculations, which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments. At December 31, 2000 and 1999, the net unrealized gain (loss) on the net interest rate derivatives was $(1.1) million and $0.6 million, respectively, while the carrying value was zero. A 10% change in the variable rate would change the unrealized gain (loss) by $1.8 million in 2000 and $1.4 million in 1999.

The Company enters into forward exchange contracts principally to hedge the currency fluctuations in certain transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. Principal transactions hedged during the year were firm sales and purchase commitments.

The fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At December 31, 2000 and 1999, the net unrealized gain (loss) on the net foreign exchange derivative contracts was $1.2 million and $(0.9) million, respectively. A 10% change in the exchange rate for these currencies would change the unrealized gain (loss) by $1.4 million in 2000 and $6.1 million in 1999. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

Outside of North America, General Cable enters into commodity futures for purchase of copper and aluminum for delivery in a future month to match certain sales transactions. At December 31, 2000 and 1999, General Cable had an unrealized gain (loss) of $(0.1) million on the commodity futures. A 10% change in the price of copper and aluminum would result in a change in the unrealized gain (loss) of $0.6 million in 2000 and in 1999.

The notional amounts and fair values of these financial instruments at December 31, 2000 and 1999, are shown below (in millions). The carrying amounts of the financial instruments was zero at December 31, 2000 and 1999.

	2000		1999

	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

Interest rate swaps	$15.1	$—	$37.5	$0.1

Interest rate collars	375.0	(1.1)	375.0	0.5

Foreign currency forward exchange	58.2	1.2	60.9	(0.9)

Commodity futures	6.4	(0.1)	3.2	(0.1)

	$454.7	$—	$476.6	$(0.4)

In the normal course of business, General Cable enters into forward pricing agreements for purchase of copper and aluminum for delivery in a future month to match certain sales transactions. At December 31, 2000 and 1999, General Cable had an unrealized gain (loss) of $(1.6) million and $1.8 million, respectively. General Cable expects to recover the unrealized loss under these agreements as a result of firm sales price commitments with customers.

Effective January 1, 2001 General Cable adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting For Derivative Instruments and Hedging Activities” as amended, which requires that all derivatives be recorded on the balance sheet at fair value. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and whether it qualifies for hedge accounting. There is no transition amount associated with recording the fair values of the derivatives on the balance sheet.

Item 8. Financial Statements and Supplementary Data

“Selected Quarterly Financial Data” has been included in Note 20 to the Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III.

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth certain information concerning the persons who served as executive officers of General Cable on February 1, 2001.

Principal Business Affiliations
Name, Age and Title	During Past Five Years

Gregory B. Kenny, 48 President and Chief Operating Officer	Mr. Kenny has been President and Chief Operating Officer since May 1999. He served as Executive Vice President and Chief Operating Officer of General Cable from March 1997 to May 1999. From June 1994 to March 1997, he was Executive Vice President of the subsidiary of General Cable which was General Cable’s immediate predecessor.

Stephen Rabinowitz, 58 Chairman and Chief Executive Officer	Mr. Rabinowitz has been Chairman and Chief Executive Officer since May 1999. He served as Chairman, President and Chief Executive Officer of General Cable from March 1997 to May 1999. From September 1994 until March 1997, he was President and Chief Executive Officer of the predecessor company. From March 1992 until August 1994, Mr. Rabinowitz served as President and Group Executive for AlliedSignal Friction Materials and President of AlliedSignal Braking Systems Business. Mr. Rabinowitz is also a director of JLG Industries, Inc.

Christopher F. Virgulak, 45 Executive Vice President and Chief Financial Officer	Mr. Virgulak has been Executive Vice President and Chief Financial Officer since September 1999. He served as Executive Vice President, Chief Financial Officer and Treasurer of General Cable from March 1997 to September 1999. From October 1994 until March 1997, he was Executive Vice President, Chief Financial Officer and Treasurer of the predecessor company.

Robert J. Siverd, 52 Executive Vice President, General Counsel and Secretary	Mr. Siverd has served as Executive Vice President, General Counsel and Secretary of General Cable since March 1997. From July 1994 until March 1997, he was Executive Vice President, General Counsel and Secretary of the predecessor company.

Except as set forth above, the information required in this Part (Item 10. Directors and Executive Officers of the Registrant), as well as the information called for by Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management and Item 13. Certain Relationships and Related Transactions, is incorporated by reference to the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 2000.

PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Documents filed as part of the Form 10-K:

	1.	Financial Statements are included in Part II, Item 8.

	2.	Financial Statement Schedules filed herewith for 2000, 1999 and 1998:

		II.	Valuation and Qualifying Accounts S-1

All other schedules for which provisions are made in the applicable regulation of the Securities and Exchange Commission have been omitted as they are not applicable, not required, or the required information is included in the consolidated financial statements or notes thereto.

	3.	Exhibits as required by Item 601 of Regulation S-K are listed below.

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-22961) of the Company filed with the Securities and Exchange Commission on March 7, 1997, as amended (the “Initial S-1”).

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Initial S-1).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Initial S-1).

10.1	Credit Agreement between the Company, Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto (incorporated by reference to Exhibit 10.2 to the Initial S-1).

10.2	General Cable Corporation 1998 Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1997).

10.3	General Cable Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Initial S-1).

10.4	General Cable Corporation 1997 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1997).

10.5	Employment Agreement dated May 13, 1997, between Stephen Rabinowitz and the Company (incorporated by reference to Exhibit 10.5 to the Initial S-1).

10.6	Amendment dated March 16, 1998 to Employment Agreement dated May 13, 1997, between Stephen Rabinowitz and the Company (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1997).

10.7	Employment Agreement dated May 13, 1997, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.6 to the Initial S-1).

10.8	Amendment dated March 16, 1998 to Employment Agreement dated May 13, 1997, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1997).

10.9	Employment Agreement dated May 13, 1997, between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.7 to the Initial S-1).

10.10	Employment Agreement dated May 13, 1997, between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.8 to the Initial S-1).

10.11	Change-in-Control Agreement dated May 13, 1997, between Stephen Rabinowitz and the Company (incorporated by reference to Exhibit 10.9 to the Initial S-1).

10.12	Change-in-Control Agreement dated May 13, 1997, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.10 to the Initial S-1).

10.13	Change-in-Control Agreement dated May 13, 1997, between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.11 to the Initial S-1).

10.14	Change-in-Control Agreement dated May 13, 1997, between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.12 to the Initial S-1).

10.15	Form of Intercompany Agreement among Wassall PLC, Netherlands Cable B.V. and the Company (incorporated by reference to Exhibit 10.14 to the Initial S-1).

10.16	Stock Purchase Agreement dated May 13, 1997, among Wassall PLC, General Cable Industries Inc. and the Company (incorporated by reference to Exhibit 10.15 to the Initial S-1).

10.17	General Cable Corporation Deferred Compensation Plan dated April 1, 1996 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1998).

10.18	Amended and Restated General Cable Corporation Deferred Compensation Plan dated December 14, 1998 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1998).

10.19	Credit Agreement between the Company, Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.20	Amendment dated October 8, 1999 to the Credit Agreement between the Company, Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.21	Employment Agreement dated October 18, 1999, between Stephen Rabinowitz and the Company (incorporated by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.22	Employment Agreement dated October 18, 1999, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.23	Employment Agreement dated October 18, 1999, between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.23 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.24	Employment Agreement dated October 18, 1999, between Robert Siverd and the Company (incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.25	Change-in-Control Agreement dated October 18, 1999 between Stephen Rabinowitz and the Company (incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.26	Change-in-Control Agreement dated October 18, 1999 between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.26 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.27	Change-in-Control Agreement dated October 18, 1999 between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.28	Change-in-Control Agreement dated October 18, 1999 between Robert Siverd and the Company (incorporated by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.29	BICCGeneral Supplemental Executive Retirement Plan dated December 15, 1999 (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1999).

10.30	BICCGeneral Mid-Term Incentive Plan dated February 1, 2000 (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1999).

10.31	Share Purchase Agreement between General Cable Corporation and Pirelli Cavi e Sistemi S.p.A. dated February 9, 2000 (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1999).

10.32	Second amendment dated March 9, 2000 to the Credit Agreement between the Company, Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Exhibit 10.32 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.33	Amended and Restated Employment Agreement dated April 28, 2000, between Stephen Rabinowitz and the Company (incorporated by reference to Exhibit 10.33 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.34	Amended and Restated Employment Agreement dated April 28, 2000, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.34 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.35	Amended and Restated Employment Agreement dated April 28, 2000, between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.35 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.36	Amended and Restated Employment Agreement dated April 28, 2000, between Robert Siverd and the Company (incorporated by reference to Exhibit 10.36 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.37	Amended and Restated Change-in-Control Agreement dated April 28, 2000, between Stephen Rabinowitz and the Company (incorporated by reference to Exhibit 10.37 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.38	Amended and Restated Change-in-Control Agreement dated April 28, 2000, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.38 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.39	Amended and Restated Change-in-Control Agreement dated April 28, 2000, between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.39 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.40	Amended and Restated Change-in-Control Agreement dated April 28, 2000 between Robert Siverd and the Company (incorporated by reference to Exhibit 10.40 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000)

10.41	Third amendment dated January 24, 2001 to the Credit Agreement between the Company, Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999.

10.42	General Cable Corporation 2000 Stock Option Plan

21.1	List of Subsidiaries of General Cable

23.1	Consent of Deloitte & Touche LLP

(b)	Reports on Form 8-K
None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Cable Corporation

Signed: March 30, 2001

By: /s/STEPHEN RABINOWITZ Stephen Rabinowitz Chairman and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ GREGORY B. KENNY Gregory B. Kenny	President and Chief Operating Officer and Director	March 30, 2001

/s/ ROBERT J. SIVERD Robert J. Siverd	Executive Vice President, General Counsel and Secretary	March 30, 2001

/s/ CHRISTOPHER F. VIRGULAK Christopher F. Virgulak	Executive Vice President and Chief Financial Officer (Chief Accounting Officer)	March 30, 2001

/s/ GREGORY E. LAWTON Gregory E. Lawton	Director	March 30, 2001

/s/ JEFFREY NODDLE Jeffrey Noddle	Director	March 30, 2001

/s/ ROBERT L. SMIALEK Robert L. Smialek	Director	March 30, 2001

/s/ JOHN E. WELSH John E. Welsh	Director	March 30, 2001

INDEPENDENT AUDITORS’REPORT

General Cable Corporation:

We have audited the accompanying consolidated balance sheets of General Cable Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders’equity and cash flows for each of the three years in the period ended December 31, 2000. Our audit also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Cable Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for its North American non-metals inventory from the first-in first-out (FIFO) method to the last-in first-out method (LIFO) effective January 1, 2000.

DELOITTE & TOUCHE LLP
Cincinnati, Ohio
January 29, 2001 (except for Note 21 as to which the date is March 8, 2001)

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(in millions, except per share data)

	Year Ended December 31,

	2000	1999	1998

Net sales	$2,697.8	$2,088.4	$1,150.5

Cost of sales	2,374.9	1,763.1	932.9

Asset impairment charges	—	24.5	—

Gross profit	322.9	300.8	217.6

Selling, general and administrative	252.4	200.0	88.0

Loss on sale of businesses	31.0	—	—

Operating income	39.5	100.8	129.6

Interest income (expense):

Interest expense	(79.5)	(49.8)	(16.6)

Interest income	2.4	2.1	0.9

Write-off of unamortized bank fees	(3.3)	—	—

	(80.4)	(47.7)	(15.7)

Earnings (loss) before income taxes	(40.9)	53.1	113.9

Income tax (provision) benefit	14.5	(18.9)	(42.7)

Net income (loss)	$(26.4)	$34.2	$71.2

Earnings (loss) per common share	$(0.79)	$0.95	$1.93

Weighted average common shares	33.6	35.9	36.8

Earnings (loss) per common share-assuming dilution	$(0.79)	$0.95	$1.90

Weighted average common shares-assuming dilution	33.6	35.9	37.5

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except share data)

	December 31,

	2000	1999

ASSETS
Current Assets:

Cash	$21.2	$38.0

Receivables, net	366.3	479.4

Inventories	408.0	441.2

Deferred income taxes	22.8	26.3

Prepaid expenses and other	46.0	33.0

Total current assets	864.3	1,017.9

Property, plant and equipment, net	379.4	438.7

Deferred income taxes	26.8	38.4

Other non-current assets	48.7	73.3

Total assets	$1,319.2	$1,568.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:

Accounts payable	$335.0	$360.3

Accrued liabilities	135.0	176.2

Current portion of long-term debt	19.0	13.2

Total current liabilities	489.0	549.7

Long-term debt	611.9	726.2

Deferred income taxes	5.7	14.2

Other liabilities	84.1	100.9

Total liabilities	1,190.7	1,391.0

Shareholders’ Equity:

Common stock, $0.01 par value:

Issued and outstanding shares:

2000 - 32,649,299 (net of 4,399,625 treasury shares)

1999 - 33,999,633 (net of 3,029,400 treasury shares)	0.4	0.4

Additional paid-in capital	91.4	90.5

Other shareholders’ equity	(5.6)	(8.1)

Retained earnings	97.5	130.6

Accumulated other comprehensive income (loss)	(7.4)	1.6

Treasury stock	(47.8)	(37.7)

Total shareholders’ equity	128.5	177.3

Total liabilities and shareholders’ equity	$1,319.2	$1,568.3

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,

	2000	1999	1998

Cash flows of operating activities:

Net income (loss)	$(26.4)	$34.2	$71.2

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	56.0	32.4	18.5

Asset impairment charges	—	24.5	—

Deferred income taxes	(0.8)	7.7	12.6

Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:

(Increase) decrease in receivables	(34.0)	27.0	(1.0)

(Increase) decrease in inventories	(52.1)	5.9	(34.9)

Increase in other assets	(0.3)	(24.5)	(6.1)

Increase (decrease) in accounts payable, accrued and other liabilities	59.6	(5.6)	13.9

Net cash flows of operating activities	2.0	101.6	74.2

Cash flows of investing activities:

Capital expenditures	(56.0)	(97.6)	(75.5)

Acquisitions, net of cash acquired	(19.0)	(375.7)	—

Proceeds from sale of businesses, net of cash sold	158.1	—	—

Proceeds from properties sold	0.8	0.6	3.8

Loans to shareholders	—	—	(6.0)

Other, net	(1.0)	(1.4)	0.6

Net cash flows of investing activities	82.9	(474.1)	(77.1)

Cash flows of financing activities:

Dividends paid	(6.7)	(7.4)	(6.1)

Net changes in revolving credit borrowings	47.2	(239.0)	9.0

Issuance of long-term debt	7.4	780.6	—

Repayment of long-term debt	(139.5)	(89.4)	(0.8)

Acquisition of treasury stock	(10.1)	(37.7)	—

Net cash flows of financing activities	(101.7)	407.1	2.1

Increase (decrease) in cash	(16.8)	34.6	(0.8)

Cash - beginning of period	38.0	3.4	4.2

Cash - end of period	$21.2	$38.0	$3.4

SUPPLEMENTAL INFORMATION

Income taxes paid, net of refunds	$7.8	$15.4	$22.7

Interest paid	$70.7	$44.3	$16.4

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(in millions, except share amounts)

					Accumulated
	Common Stock		Additional		Other		Other
			Paid-In	Retained	Comprehensive	Treasury	Shareholders'
	Shares	Amount	Capital	Earnings	Income(Loss)	Stock	Equity	Total

Balance, December 31, 1997	36,773,139	$0.4	$83.3	$38.2	$0.5	—	—	$122.4

Comprehensive income:

Net income				71.2				71.2

Foreign currency translation adjustment					(0.2)			(0.2)

Minimum pension liability adjustment, net of tax					(5.5)			(5.5)

Comprehensive income								65.5

Dividends				(6.1)				(6.1)

Issuance of restricted stock	38,097		1.0					1.0

Forfeiture of restricted stock	(18,191)		(0.3)					(0.3)

Tax benefit related to restricted stock			0.4					0.4

Exercise of stock options	18,600		0.3					0.3

Loans to shareholders							$(6.0)	(6.0)

Other	3,695		0.1	(0.1)				—

Balance, December 31, 1998	36,815,340	0.4	84.8	103.2	(5.2)	—	(6.0)	177.2

Comprehensive income:

Net income				34.2				34.2

Foreign currency translation adjustment					0.9			0.9

Minimum pension liability adjustment, net of tax					5.5			5.5

Unrealized investment gains					0.4			0.4

Comprehensive income								41.0

Dividends				(7.4)				(7.4)

Purchase of treasury shares	(3,029,400)					$(37.7)		(37.7)

Issuance of restricted stock	210,317		4.4				(4.4)	—

Amortization of restricted stock and other			1.2				1.7	2.9

Other	3,376		0.1	0.6			0.6	1.3

Balance, December 31, 1999	33,999,633	0.4	90.5	130.6	1.6	(37.7)	(8.1)	177.3

Comprehensive loss:

Net loss				(26.4)				(26.4)

Foreign currency translation adjustment					(9.0)			(9.0)

Comprehensive loss								(35.4)

Dividends				(6.7)				(6.7)

Purchase of treasury shares	(1,370,225)					(10.1)		(10.1)

Issuance of restricted stock	9,257		0.1				(0.1)	—

Amortization of restricted stock and other			1.1				2.0	3.1

Other	10,634		(0.3)				0.6	0.3

Balance, December 31, 2000	32,649,299	$0.4	$91.4	$97.5	$(7.4)	$(47.8)	$(5.6)	$128.5

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

General Cable Corporation and subsidiaries (General Cable), are engaged in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for the communications, energy and electrical markets. As of December 31, 2000, General Cable operated 38 manufacturing facilities in nine countries and six regional distribution centers in North America in addition to the corporate headquarters in Highland Heights, Kentucky.

2. Summary of Accounting Policies

Principles of Consolidation The consolidated financial statements include the accounts of General Cable Corporation and its wholly-owned subsidiaries. Investments in 50% or less owned joint ventures are accounted for under the equity method of accounting. Other non-current assets included investments in joint ventures of $11.3 million at December 31, 1999. All transactions and balances among the consolidated companies have been eliminated. Certain reclassifications have been made to the prior year to conform to the current year’s presentation.

Revenue Recognition Revenue is recognized when goods are shipped and title passes to the customer.

Earnings (Loss) Per Share Earnings (loss) per common share and loss per common share-assuming dilution are computed based on the weighted average number of common shares outstanding. Earnings per common share-assuming dilution are computed based on the weighted average number of common shares outstanding and the dilutive effect of stock options and restricted stock units outstanding.

Inventories Inventories are stated at the lower of cost or market value. General Cable values its North American inventories using the last-in first-out (LIFO) method and values all remaining inventories using the first-in first-out (FIFO) method. As of January 1, 2000, General Cable changed its accounting method for its North American non-metal inventories from the FIFO method to the LIFO method. The impact of the change was an increase in operating income of $6.4 million, or $0.12 of earnings per share on both a basic and diluted basis during the year. The cumulative effect of the change on prior years was not determinable. Previously General Cable had valued only the copper and aluminum components of its North American inventories using LIFO. The Company believes that the change to the LIFO accounting method for its North American non- metal inventories more accurately reflects the impact of both volatile raw material prices and ongoing cost productivity initiatives, conforms the accounting for all North American inventories and provides a more comparable basis of accounting with direct competitors in North America who are on LIFO for the majority of their inventories.

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Forward Pricing Agreements for Purchases of Copper and Aluminum In the normal course of business, General Cable enters into forward pricing agreements for purchases of copper and aluminum to match certain sales transactions. At December 31, 2000 and 1999, General Cable had $85.9 million and $39.8 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. The fair market value of the forward pricing agreements was $84.3 million and $41.6 million at December 31, 2000 and 1999, respectively. General Cable expects to recover the cost of copper and aluminum under these agreements as a result of firm sales price commitments with customers.

Use of Estimates The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Effective January 1, 2001 General Cable adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting For Derivative Instruments and Hedging Activities” as amended, which requires that all derivatives be recorded on the balance sheet at fair value. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and whether it qualifies for hedge accounting. There is no transition amount associated with recording the fair values of the derivatives on the balance sheet.

SFAS No. 133, as applied to General Cable’s risk management strategies, may increase or decrease reported net income and shareholders’ equity prospectively depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows or economic risk.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation Statement of Financial Accounting Standards No. 123, “Accounting for Stock- Based Compensation,“encourages, but does not require, companies to record compensation cost for stock- based employee compensation plans at fair value. General Cable has chosen to continue to account for stock- based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees, “and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

3. Acquisitions and Divestitures

On May 28, 1999, General Cable completed the first phase of the transaction to acquire Balfour Beatty plc’s (formerly known as BICC plc) worldwide energy cable and cable systems businesses for a purchase price of $337.9 million in cash, subject to closing adjustments. Phase one was comprised of all of the North American operations and all of the operations in Spain, Italy, the United Kingdom, and New Zealand. The acquisition was financed by a portion of the Company’s credit facility which was obtained to fund the acquisition, refinance existing debt, provide working capital flexibility and allow for additional business development activities.

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

The following unaudited pro forma information presents a summary of General Cable’s consolidated statement of income and the acquired businesses of BICC plc as if the acquisition had occurred on January 1, 1998 (in millions except per share data):

	1999	1998

Net Sales	$2,914.2	$2,808.9

Net Income	4.7	63.3

Earnings per share of common stock

Basic	0.13	1.72

Diluted	0.13	1.72

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These unaudited pro forma results have been prepared for informational purposes only. They do not purport to be indicative of the results of operations that actually would have resulted had the combination occurred on January 1, 1998, or of future results of operations of the consolidated entities.

In December 1999, the Company decided to sell certain businesses due to their deteriorating operating performance. On February 9, 2000, the Company signed a definitive agreement with Pirelli Cavi e Sistemi, S.p.A. (Pirelli), of Milan, Italy, for the sale of the stock of these businesses for a purchase price of $216 million, subject to closing adjustments. The closing adjustments will include changes in net assets of the businesses sold since November 30, 1999, resulting from operating losses and other adjustments as defined in the sale agreement (see Note 19). The businesses sold were acquired from BICC plc during 1999 and consisted primarily of the operations in the United Kingdom, Italy and Africa and a joint venture interest in Malaysia. The transaction also included a joint venture interest in China. Gross proceeds of $180.0 million were received during the third quarter of 2000 as a down payment against the final post-closing adjusted purchase price. Proceeds from the transaction have been used to reduce the Company’s outstanding debt.

As a result of the sale to Pirelli, the Company recognized a $34.3 million charge in the third quarter of 2000. This charge is related to severance, transaction costs, contingencies, the realization of the foreign exchange translation loss on the divested businesses that was previously charged directly to equity and $3.3 million related to the write-off of unamortized bank fees due to the prepayment of indebtedness.

The businesses sold produced net sales of $383.4 million and $369.0 million and an operating loss of $(96.2) million and $(3.3) million for 2000 and 1999, respectively. The Company retained certain businesses acquired from BICC plc consisting of operations primarily in North America, Spain, Portugal and New Zealand.

In September 2000, the Company acquired a Mexican manufacturer of telecommunications cables for $23.0 million. The acquisition brought in-house capacity sufficient to meet current outside plant telecommunications cable requirements as well as provide available capacity to meet anticipated future growth in demand for a broad range of telecommunications cables. The proforma effect of the acquisition is not material.

On June 30, 1999, General Cable purchased SpecTran Corporation’s joint venture interest in General Photonics for $2.3 million in cash. General Photonics, a manufacturer of fiber optic cables, was formed by General Cable Corporation and SpecTran in 1996.

4. Asset Impairment Charges

In December 1999, the Company recorded a $13.5 million impairment charge related to the fixed assets of the businesses the Company decided to sell to Pirelli.

In December 1999, the Company also recorded an impairment charge of $11.0 million related to notes receivable from its joint venture in Germany as a result of ongoing operating losses and the Company’s decision to liquidate such joint venture interest.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Receivables

Receivables are net of allowances of $12.6 million and $16.4 million at December 31, 2000 and 1999, respectively.

6. Inventories

Inventories consisted of the following (in millions):

	December 31,

	2000	1999

Raw materials	$52.7	$68.0

Work in process	63.4	93.9

Finished goods	291.9	279.3

	$408.0	$441.2

At December 31, 2000 and December 31, 1999, $338.6 million and $107.6 million, respectively, of inventories were valued using the LIFO method. Approximate replacement costs of inventories valued using the LIFO method totaled $332.4 million at December 31, 2000 and $109.7 million at December 31, 1999.

7. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	December 31,

	2000	1999

Land	$31.3	$48.6

Buildings and leasehold improvements	97.6	105.0

Machinery, equipment and office furnishings	322.0	309.3

Construction in progress	51.6	64.2

	502.5	527.1

Less accumulated depreciation and amortization	(123.1)	(88.4)

	$379.4	$438.7

Depreciation expense totaled $52.0 million, $29.4 million and $18.5 million for the years ended December 31, 2000, 1999 and 1998, respectively.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Accrued Liabilities

Accrued liabilities consisted of the following (in millions):

	December 31,

	2000	1999

Customer rebates	$17.9	$14.3

Insurance claims and related expenses	10.6	13.2

Payroll related accruals	25.2	17.8

Accrued restructuring costs	—	13.8

Customers’ deposits and prepayments	11.1	20.1

Other accrued liabilities	70.2	97.0

	$135.0	$176.2

9. Restructuring Plan

In connection with the Acquisition, accruals of $23.3 million were established for restructuring activities related to the reduction of excess manufacturing capacity and excess administrative overhead costs. These costs principally represented employee separation costs and costs related to one manufacturing plant closing.

Changes in accrued restructuring costs were as follows (in millions):

		Facility
	Separation	Closing
	Costs	Costs	Total

Balance, Acquisition Date	$21.5	$1.8	$23.3

Utilization	(9.3)	(0.2)	(9.5)

Balance, December 31, 1999	12.2	1.6	13.8

Utilization	(12.2)	(1.6)	(13.8)

Balance, December 31, 2000	$—	$—	$—

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Long-Term Debt

Long-term debt consisted of the following (in millions):

	December 31,

	2000	1999

Term loans	$562.0	$710.2

Revolving loans	47.2	—

Other	21.7	29.2

	630.9	739.4

Less current maturities	19.0	13.2

	$611.9	$726.2

Weighted average interest rates were as follows:

Term loans	9.8%	8.6%

Revolving loans	9.9%	—

Other	6.4%	6.3%

The estimated fair value of the Company’s long-term debt at December 31, 2000 and 1999 was approximately equal to the carrying value at those dates because the majority of the Company’s debt has variable interest rates.

The Company’s current credit facility was entered into in 1999 with one lead bank as administrative agent, and a syndicate of lenders. The facility, as amended and reduced by prepayments, consists of: 1) term loans in Sterling, Euros and Dollars in an aggregate amount up to $73.2 million, 2) term loans in Dollars in an aggregate amount up to $488.8 million and 3) revolving loans and letters of credit in Dollars and foreign currencies in an aggregate amount up to $250.0 million. Borrowings are secured by assets of the Company’s North American operations and a portion of the stock of its non-North American subsidiaries and are also guaranteed by the Company’s principal operating subsidiaries. Through December 31, 2000, the Company had repaid $259.2 million of term loans in advance of their scheduled repayment date. This amount includes the proceeds from the Pirelli transaction which were used to reduce term loans by $133.5 million and outstanding revolving loans by $41.5 million. In conjunction with the reduction in the borrowing capacity of the facility, the Company recorded a $3.3 million charge to write-off a portion of its unamortized bank fees.

Loans under the credit facility bear interest, at the Company’s option, at (i) a spread over LIBOR or (ii) a spread over the Alternate Base Rate, which is defined as the higher of (a) the agent’s Prime Rate, (b) the secondary market rate for certificates of deposit (adjusted for reserve requirements) plus 1% or (c) the Federal Funds Effective Rate plus 1/2 of 1%.

A commitment fee accrues on the unused portion of the credit facility. The commitment fee ranges between 35 and 50 basis points per annum and the spread over LIBOR on all loans under the facility ranges between 175 and 325 basis points per annum. Both the commitment fee and the spread over LIBOR are subject to periodic adjustment depending upon the Company’s Leverage Ratio as defined.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company amended its credit facility in January 2001 to permit increased financial flexibility including substantial alteration of financial covenants and the sale of the Pyrotenax business unit. As a result of the amendment, the Company’s spread over LIBOR increased by 25 basis points across all levels of its leverage- based pricing grid. One-time fees and expenses associated with the amendment were approximately $2.6 million and are being amortized over the remaining life of the credit agreement.

The credit facility, as amended, restricts certain corporate acts and contains required minimum financial ratios and other covenants. At December 31, 2000, the cumulative maximum dividend allowable under the most restrictive debt covenant was approximately $2.4 million.

At December 31, 2000, maturities of long-term debt during each of the years 2001 through 2005 are $19.0 million, $28.7 million, $44.1 million, $61.9 million, and $159.1 million, respectively, and $318.1 million thereafter.

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

At December 31, 2000 and 1999, General Cable had interest rate swaps which effectively fixed interest rates for $12.5 million and $37.5 million, respectively, of borrowings under the credit facility as follows (dollars in millions):

		Fixed
	Notional	Interest
Period	Amounts	Rate

November 1999 to November 2000	$37.5	6.2%

November 2000 to November 2001	12.5	6.2%

During 1999, the Company entered into certain interest rate derivative contracts for hedging of the new facility floating interest rate risk covering $375.0 million of the Company’s debt. The net effect of the hedging program was to provide a collar between approximately 5.4% and 8.5% within which the Company’s LIBOR rates on a portion of the new facility could move and which was at no cost to the Company. The Company entered into these three year agreements with members of the lending group. The Company does not hold any collateral for these contracts, however; all counterparty members are significant international financial institutions.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of interest rate derivatives are based on quoted market prices and third-party provided calculations, which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments. At December 31, 2000 and 1999, the net unrealized gain (loss) on the net interest rate derivatives was $(1.1) million and $0.6 million, respectively, while the carrying value was zero.

The Company enters into forward exchange contracts principally to hedge the currency fluctuations in certain transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. Principal transactions hedged during the year were firm sales and purchase commitments.

The fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At December 31, 2000 and 1999, the net unrealized gain (loss) on the net foreign exchange derivative contracts was $1.2 million and $(0.9) million, respectively. However, because these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

Outside of North America, General Cable enters into commodity futures for purchase of copper and aluminum for delivery in a future month to match certain sales transactions. At December 31, 2000 and 1999, General Cable had an unrealized gain (loss) of $(0.1) million on the commodity futures.

The notional amounts and fair values of these financial instruments at December 31, 2000 and 1999, are shown below (in millions). The carrying amounts of the financial instruments was zero at December 31, 2000 and 1999.

	2000		1999

	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

Interest rate swaps	$15.1	$—	$37.5	$0.1

Interest rate collars	375.0	(1.1)	375.0	0.5

Foreign currency forward exchange	58.2	1.2	60.9	(0.9)

Commodity futures	6.4	(0.1)	3.2	(0.1)

	$454.7	$—	$476.6	$(0.4)

In the normal course of business, General Cable enters into forward pricing agreements for purchase of copper and aluminum for delivery in a future month to match certain sales transactions. At December 31, 2000 and 1999, General Cable had an unrealized gain (loss) of $(1.6) million and $1.8 million, respectively. General Cable expects to recover the unrealized loss under these agreements as a result of firm sales price commitments with customers.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Income Taxes

The provision (benefit) for income taxes consisted of the following (in millions):

	Year Ended December 31,

	2000	1999	1998

Current tax expense (benefit):

Federal	$(21.8)	$4.3	$28.7

State	(1.3)	(0.7)	0.9

Foreign	9.4	7.6	0.5

Deferred tax expense (benefit):

Federal	(6.9)	8.2	11.3

State	(0.8)	1.0	1.3

Foreign	6.9	(1.5)	—

	$(14.5)	$18.9	$42.7

The reconciliation of reported income tax expense (benefit) to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income is as follows (in millions):

	Year Ended December 31,

	2000	1999	1998

Statutory federal income tax	$(14.3)	$18.6	$39.9

State and foreign income tax differential	(0.6)	0.9	1.3

Other, net	0.4	(0.6)	1.5

	$(14.5)	$18.9	$42.7

The components of deferred tax assets and liabilities were as follows (in millions):

	December 31,

	2000	1999

Deferred tax assets:

Net operating loss carryforwards	$26.5	$53.3

Pension and retiree benefits accruals	1.8	3.9

Asset and rationalization reserves	—	8.9

Inventory reserves	7.6	5.6

Capital loss carryforwards	15.1	—

Tax credit carryforwards	5.6	4.2

Other liabilities	20.8	22.5

Valuation allowance	(10.3)	(28.0)

Total deferred tax assets	67.1	70.4

Deferred tax liabilities:

Depreciation and fixed assets	23.2	19.9

Net deferred tax assets	$43.9	$50.5

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2000, the Company has recorded a valuation allowance for a portion of its capital loss and foreign tax credit carryforwards due to uncertainties regarding the future ability to generate sufficient capital gains and low taxed foreign source income, respectively. The valuation allowance recorded in 1999 for deferred tax assets of certain foreign operations has been removed due to the divestiture of such foreign operations.

In accordance with the provisions of Internal Revenue Code Section 382, utilization of the Company’s U.S. net operating loss carryforward is limited to approximately $5.4 million per year. The net operating loss carryforward expires in varying amounts from 2006 through 2013. Because of the Section 382 limitation, the portion of the Company’s total U.S. net operating loss carryforward that may be utilized through expiration is estimated to be approximately $66.5 million. The Company has $2.2 million of U.S. foreign tax credit carryforwards that expire in 2004 and 2005 and $3.1 million of alternative minimum tax (AMT) credit carryforwards that have no expiration date. The utilization of the AMT credit carryforwards is also subject to Section 382 limitations.

Undistributed earnings of foreign subsidiaries that are considered to be reinvested indefinitely are approximately $36.7 million.

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

Benefits provided under defined benefit pension plans sponsored by General Cable are generally based on years of service multiplied by a specific fixed dollar amount. Contributions to these pension plans are based on generally accepted actuarial methods, which may differ from the methods used to determine pension expense. The amounts funded for any plan year are neither less than the minimum required under federal law nor more than the maximum amount deductible for federal income tax purposes. Pension plan assets consist of various fixed-income investments and equity securities.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net pension expense included the following components (in millions):

	Year Ended December 31,

	2000	1999	1998

Service cost	$2.8	$2.4	$1.8

Interest cost	8.7	7.8	7.2

Return on plan assets	(11.1)	(9.7)	(5.5)

Net amortization and deferral	0.8	0.6	(3.5)

Net defined benefit pension expense	1.2	1.1	—

Net defined contribution pension expense	6.9	8.0	2.3

Total pension expense	$8.1	$9.1	$2.3

The following table shows reconciliations of pension plan obligations and assets (in millions):

	2000	1999

Beginning benefit obligation	$116.0	$112.2

Acquisitions	—	8.8

Service cost	2.8	2.4

Interest cost	8.7	7.8

Benefits paid	(8.3)	(9.4)

Amendments	8.3	1.1

Assumption change	0.4	(7.9)

Actuarial (gain) loss	(5.8)	1.0

Ending benefit obligation	$122.1	$116.0

Beginning fair value of plan assets	$119.4	$98.6
Acquisitions	—	8.1

Actual return on plan assets	0.4	14.5

Company contributions	5.1	7.6

Benefits paid	(8.3)	(9.4)

Ending fair value of plan assets	$116.6	$119.4

Funded status of the plan	$(5.5)	$3.4

Unrecognized net transition obligation	0.6	0.6

Unrecognized actuarial gain	(0.7)	(5.6)

Unrecognized prior service cost	11.9	4.9

Prepaid pension amount	$6.3	$3.3

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average rate assumptions used in determining pension costs and the benefit obligations were:

	2000	1999	1998

Discount rate	7.75%	7.75%	6.75%

Expected rate of increase in future compensation levels	4.5%	4.5%	4.5%

Long-term rate of return on plan assets	9.5%	9.5%	9.5%

For plans with an accumulated benefit obligation exceeding assets, the total accumulated benefit obligation, which equaled the total projected benefit obligation, was $20.7 million and $11.1 million and the fair value of plan assets was $7.4 million and $6.5 million at December 31, 2000 and 1999, respectively.

14. Post-Retirement Benefits Other Than Pensions

General Cable has post-retirement benefit plans that provide medical and life insurance for certain retirees and eligible dependents. General Cable funds the plans as claims or insurance premiums are incurred. Net post-retirement benefit expense (income) included the following components (in millions):

	Year Ended December 31,

	2000	1999	1998

Service cost	$0.3	$0.3	$0.1

Interest cost	0.7	0.6	0.5

Amortization of prior service cost	(0.8)	(0.8)	(0.8)

Curtailment gain	(1.2)	—	(2.1)

Net post-retirement benefit expense (income)	$(1.0)	$0.1	$(2.3)

The curtailment gain in 2000 was the result of the elimination of certain retiree benefits. The curtailment gain in 1998 was a result of closing certain manufacturing facilities.

The change in the accrued post-retirement benefit liability was as follows (in millions):

	2000	1999

Beginning benefit obligation balance	$14.7	$11.7

Acquisitions	—	3.9

Net periodic benefit expense (income)	(1.0)	0.1

Benefits paid	(0.9)	(1.0)

Ending benefit obligation balance	$12.8	$14.7

The discount rate used in determining the accumulated post-retirement benefit obligation was 7.75% for the year ended December 31, 2000 and 1999 and 6.5% for the year ended December 31, 1998. The assumed health-care cost trend rate used in measuring the accumulated post-retirement benefit obligation was 8.0%, decreasing gradually to 5.0% in year 2005 and thereafter. Changing the assumed health-care cost trend rate by 1% would result in a change in the accumulated post-retirement benefit obligation of $1.0 million for 2000. The effect of this change would affect net post-retirement benefit expense by $0.1 million.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Stock Options

General Cable has a Stock Incentive Plan under which a maximum of 4,725,000 shares, options or units of Common Stock may be issued. Stock options are granted to employees at prices which are not less than the closing market price on the date of grant. The majority of options granted during 2000, 1999 and 1998 expire in 10 years and vest and become fully exercisable ratably over three years of continued employment. Options granted during 1997 expire in 10 years and vest and become fully exercisable at the end of three years of continued employment. General Cable applies APB Opinion 25 and related Interpretations in accounting for the plan. Accordingly, no compensation cost has been recognized for grants under the stock option plan. If compensation costs for General Cable’s stock option plan had been determined based on the fair value at the grant dates for awards under this plan consistent with the method of SFAS No. 123, the proforma net income would have been as follows for the years ended December 31, (in millions except per share amounts):

	2000	1999	1998

Net (loss) income:

As reported	$(26.4)	$34.2	$71.2

Proforma	(31.3)	28.6	67.6

Earnings (loss) per common share:

As reported	(0.79)	0.95	1.93

Proforma	(0.93)	0.80	1.84

Earnings (loss) per common share — assuming dilution:

As reported	(0.79)	0.95	1.90

Proforma	(0.93)	0.80	1.80

These proforma amounts may not be representative of future disclosures because the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. In determining the proforma amounts above, the fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2000	1999	1998

Risk-free interest rate	6.3%	5.9%	4.9%

Expected dividend yield	3.0%	1.4%	0.9%

Expected option life	6.5 years	6.5 years	6.5 years

Expected stock price volatility	69.5%	76.0%	54.0%

Weighted average fair value of options granted	$4.92	$11.09	$13.78

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of option information for the years ended December 31, 2000, 1999 and 1998 follows (options in thousands):

		Weighted
		Average
	Options	Exercise
	Outstanding	Price

Balance at December 31, 1997	1,649	$14.02

Granted	417	25.55

Exercised	(19)	14.00

Forfeited	(173)	15.57

Balance at December 31, 1998	1,874	16.49

Granted	914	17.59

Forfeited	(221)	18.01

Balance at December 31, 1999	2,567	16.75

Granted	885	9.00

Forfeited	(248)	15.03

Balance at December 31, 2000	3,204	$14.74

As of December 31, 2000 and 1999, there were 1,706,000 and 126,000 exercisable stock options at an average exercise price of $15.86 and $23.56 per share, respectively.

The following table summarizes information about stock options outstanding at December 31, 2000 (options in thousands):

			Weighted
			Average
		Weighted	Remaining
Range of	Options	Average	Contractual
Option Prices	Outstanding	Exercise Price	Life

$ 7 to $14	1,992	$11.93	7.4 years

$14 to $21	502	$14.24	8.0 years

$21 to $28	710	$23.01	7.6 years

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Shareholders’ Equity

General Cable is authorized to issue 75 million shares of common stock and 25 million shares of preferred stock.

Following consummation of its initial public offering in 1997, General Cable awarded 402,890 shares of restricted stock to executive officers and other key employees. The awards of restricted stock were made in settlement of obligations under existing long-term incentive arrangements. Restrictions on 224,320 shares expired on December 31, 1998, while restrictions on the remaining 178,570 shares expired in May 2000.

The table below summarizes information about restricted stock awarded during the following years:

	2000	1999	1998

Number of shares awarded	9,257	210,317	38,097

Fair value of shares at date issued (in millions)	$1.0	$4.4	$0.1

Restrictions on the majority of the shares issued during these years will expire ratably over a three-year period. Amortization of restricted stock awards was $2.0 million, $1.7 million and $1.0 million during 2000, 1999 and 1998, respectively.

In November 1998, General Cable entered into a Stock Loan Incentive Plan (SLIP) with executive officers and key employees. Under the SLIP, the Company loaned $6.0 million to facilitate open market purchases of General Cable Common Stock. The notes bear interest at 5.12% and mature in November 2003. A matching restricted stock unit (MRSU) was issued for each share of stock purchased under the SLIP. The MRSUs generally vest after five years of continuous employment. If the vesting requirements are met, one share of General Cable Common Stock will be issued in exchange for each MRSU. The fair value of the MRSUs at the grant date of $6.0 million, adjusted for subsequent forfeitures, is being amortized to expense over the five-year vesting period. There are 276,714 MRSUs outstanding as of December 31, 2000. Amortization expense related to the MRSUs was $1.1 million and $1.2 million during 2000 and 1999, respectively.

The components of Accumulated Other Comprehensive Income (Loss) included $(7.8) million foreign currency translation adjustment and $0.4 million unrealized investment gains at December 31, 2000. At December 31, 1999, the components included $1.2 million foreign currency translation adjustment and $0.4 million unrealized investment gains.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Earnings (Loss) Per Common Share

A reconciliation of the numerator and denominator of earnings (loss) per common share to earnings (loss) per common share assuming dilution for the years ended December 31, is as follows (in millions):

	2000	1999	1998

Earnings (loss) per common share:

Net income (loss) (1)	$(26.4)	$34.2	$71.2

Weighted average shares outstanding (2)	33.6	35.9	36.8

Earnings (loss) per common share	$(0.79)	$0.95	$1.93

Earnings (loss) per common share - assuming dilution:

Net income (loss) (1)	$(26.4)	$34.2	$71.2

Weighted average shares outstanding	33.6	35.9	36.8

Dilutive effect of stock options and restricted stock units	—	—	0.7

Total shares (2)	33.6	35.9	37.5

Earnings (loss) per common share - assuming dilution	$(0.79)	$0.95	$1.90

(1)	Numerator

(2)	Denominator

The earnings (loss) per common share-assuming dilution computation excludes the impact of 2.3 million, 2.9 million and 2.2 million stock options and restricted stock units in 2000, 1999 and 1998, respectively, because their impact was anti-dilutive.

18. Segment Information

General Cable has three reportable operating segments: the Electrical Group, the Communications Group and the Energy Group. These segments are strategic business units organized around three product categories that follow management’s internal organization structure. Segment net sales represent sales to external customers.

The Electrical Group manufactures and sells wire and cable products which conduct electrical current for industrial, commercial and residential power and control applications. The Communications Group manufactures and sells wire and cable products which transmit low-voltage signals for voice, data, video and control applications. The Energy Group manufactures and sells wire and cable products which include low-, medium- and high-voltage power distribution and power transmission products.

Segment operating income represents profit from operations before interest income, interest expense or income taxes. Depreciation on corporate property was allocated to the operating segments. Corporate assets included cash, deferred income taxes, property, certain prepaid expenses and other current and non- current assets.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information for the Company’s operating segments for the years ended December 31, is as follows (in millions). Certain reclassifications have been made to the prior year to conform to the current year segment presentation.

	Electrical	Communications	Energy
	Group	Group	Group	Corporate	Total

Net Sales:

2000	$1,331.1	$631.3	$735.4	—	$2,697.8

1999	1,063.0	520.1	505.3	—	2,088.4

1998	690.4	460.1	—	—	1,150.5

Operating Income:

2000	22.3	68.3	(51.1)	—	39.5

1999	20.4	61.0	19.4	—	100.8

1998	55.6	74.0	—	—	129.6

Identifiable Assets:

2000	601.5	340.1	189.7	$187.9	1,319.2

1999	589.3	254.3	565.2	159.5	1,568.3

1998	318.1	235.9	—	97.0	651.0

Capital Expenditures:

2000	15.7	13.0	27.3	—	56.0

1999	28.5	23.9	42.5	2.7	97.6

1998	30.8	39.1	—	5.6	75.5

Depreciation Expense:

2000	17.2	17.1	17.7	—	52.0

1999	11.5	14.0	3.9	—	29.4

1998	8.6	9.9	—	—	18.5

The following table presents revenues by geographic region based on the location of the use of the product or services for the years ended December 31 (in millions):

	2000	1999	1998

United States	$1,822.9	$1,421.5	$1,124.0

United Kingdom	324.4	295.0	9.4

Iberia	291.0	158.1	—

Rest of World	259.5	213.8	17.1

	$2,697.8	$2,088.4	$1,150.5

The following table presents long-lived assets by geographic region based on the location of the asset as of December 31(in millions):

	2000	1999	1998

United States	$279.9	$263.7	$210.1

United Kingdom	6.8	74.8	0.7

Iberia	38.2	34.0	—

Rest of World	54.5	66.2	—

	$379.4	$438.7	$210.8

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

At December 31, 2000 and 1999, General Cable had an accrued liability of approximately $5.7 million and $6.4 million, respectively, for various environmental-related liabilities of which General Cable is aware. American Premier Underwriters Inc., a former parent of General Cable, agreed to indemnify General Cable against all environmental-related liabilities arising out of General Cable’s or its predecessors’ownership or operation of the Indiana Steel & Wire Company and Marathon Manufacturing Holdings, Inc. businesses (which were divested by General Cable), without limitation as to time or amount. American Premier also agreed to indemnify General Cable against 66 2/3% of all other environmental-related liabilities arising out of General Cable’s or its predecessors’ownership or operation of other properties and assets in excess of $10 million but not in excess of $33 million which are identified during the seven-year period ending June 2001. While it is difficult to estimate future environmental-related liabilities accurately, General Cable does not currently anticipate any material adverse impact on its results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.

As part of the Acquisition, BICC plc agreed to indemnify General Cable against environmental-related liabilities existing at the date of the closing of the purchase of the business. The indemnity is for an eight year period ending in 2007 while General Cable operates the businesses subject to certain sharing of losses (with BICC plc covering 95% of losses in the first three years, 80% in years four and five and 60% in the remaining three years). The indemnity is also subject to the overall indemnity limit of $150 million which applies to all warranty and indemnity claims in the transaction. In addition, BICC plc assumed responsibility for cleanup of certain specific conditions at several sites operated by General Cable and cleanup is mostly complete at those sites. In the sale of the European businesses to Pirelli in August 2000, the Company generally indemnified Pirelli against any environmental-related liabilities on the same basis as BICC plc indemnified the Company in the earlier Acquisition. However, the indemnity the Company received from BICC plc related to the European businesses sold to Pirelli terminated upon the sale of those businesses to Pirelli. At this time, there are no claims outstanding under the general indemnity provided by BICC plc.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective August 25, 2000, General Cable sold several of its businesses consisting of operations in the United Kingdom, Italy, Africa and joint ventures in Malaysia and China to Pirelli and received gross proceeds of $180 million as a down payment against the final post-closing adjusted purchase price. The closing adjustments will include changes in net assets of the businesses sold since November 30, 1999 in accordance with the sale contract terms.

General Cable and Pirelli have not yet agreed on the closing net asset balances. If the two parties are unable to resolve the disputed net asset adjustments, the dispute may proceed to arbitration under the terms of the sale contract. While the ultimate outcome of the above-mentioned matter cannot be ascertained at this time, based on information currently available, including a review of the proposed net asset adjustments, management of General Cable believes the outcome of the dispute will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of General Cable. Should a final settlement be reached that is materially different than that currently provided for in the balance sheet of the Company, the Company will have to recognize such difference in its income statement in the period the purchase price is fully settled.

In addition, Company subsidiaries have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by the Company. At December 31, 2000 and 1999, General Cable had accrued approximately $1.0 million and $1.1 million, respectively, for these lawsuits. The Company does not believe that the outcome of the litigation will have a material adverse effect on its results of operations, financial position or cash flows.

General Cable is also involved in various routine legal proceedings and administrative actions. Such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on its result of operations, cash flows or financial position.

General Cable has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. Future minimum rental payments required under non-cancelable lease agreements at December 31, 2000 were as follows: 2001— $14.5 million, 2002—$10.6 million, 2003—$6.7 million, 2004—$4.3 million and 2005—$2.1 million. Rental expense recorded under operating leases was $9.2 million, $13.8 million and $8.1 million for the years ended December 31, 2000, 1999 and 1998, respectively.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Quarterly Operating Results (Unaudited)

The interim financial information is unaudited. In the opinion of management, the interim financial information reflects all adjustments necessary for a fair presentation of quarterly financial information. Quarterly results have been influenced by seasonal factors inherent in General Cable’s businesses. The sum of the quarter’s earnings (loss) per share amounts may not add to full year earnings per share because each quarter is calculated independently. Summarized historical quarterly financial data for 2000 and 1999 are set forth below (in millions, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2000

Net sales	$716.8	$757.0	$666.7	$557.3

Gross profit	76.7	82.7	84.4	79.1

Loss on sale of businesses	—	—	31.0	—

Net income (loss)	(9.0)	(4.3)	(24.3)	11.2

Earnings (loss) per common share	(0.26)	(0.13)	(0.73)	0.34

Earnings (loss) per common share - assuming dilution	(0.26)	(0.13)	(0.73)	0.34

1999

Net sales	$262.8	$438.6	$677.7	$709.3

Asset impairment charges	—	—	—	(24.5)

Gross profit	38.4	72.2	110.9	79.3

Net income (loss)	8.1	13.0	17.9	(4.8)

Earnings (loss) per common share	0.22	0.36	0.50	(0.14)

Earnings (loss) per common share - assuming dilution	0.22	0.36	0.50	(0.14)

The results for the fourth quarter of 1999 include the impact of adjusting the Company’s full year effective tax rate to 35.5%.

21. Subsequent Event

In March 2001, the Company sold the shares of its Pyrotenax business to Raychem HTS Canada, Inc., a business unit of Tyco International, Ltd., for $60 million, subject to closing adjustments. The business, with operations in Canada and the United Kingdom, principally produced mineral insulated high-temperature cables. The proceeds from the transaction were used to reduce the Company’s debt. Results of operations for the year ended December 31, 2000 include net sales of $55.0 million and operating profit of $7.3 million from the Pyrotenax business.

Schedule II

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
Accounts Receivable Allowances
(in millions)

	For the Years
	Ended December 31,

	2000	1999	1998

Accounts Receivable Allowances:

Beginning balance	$16.4	$7.0	$7.3

Acquisitions/Divestitures	(3.1)	11.6	—

Provision	2.2	1.1	0.8

Write-offs	(2.9)	(3.3)	(1.1)

Ending balance	$12.6	$16.4	$7.0

S-1