Form 10-Q
period 2001-03-31
GENERAL CABLE CORP /DE/
filed 2001-05-15
CIK 886035

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2001
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2001
Common Stock, $.01 Par Value	32,678,632

GENERAL CABLE CORPORATION

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I — Financial Information

		Page

Item 1.	Consolidated Financial Statements

	Statements of Operations -

	For the three months ended March 31, 2001 and 2000	3

	Balance Sheets -
	March 31, 2001 and December 31, 2000	4

	Statements of Cash Flows -
	For the three months ended March 31, 2001 and 2000	5

	Statements of Changes in Shareholders’ Equity -
	For the three months ended March 31, 2001 and 2000	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	13

PART II — Other Information

Item 6.	Exhibits and Reports on Form 8-K	18

Signature		19

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

	Three Months Ended
	March 31,

	2001	2000

Net sales	$562.0	$716.8

Cost of sales	487.0	650.2

Gross profit	75.0	66.6

Selling, general and administrative expenses	44.0	61.5

Unusual items, net	(8.7)	—

Operating income	39.7	5.1

Interest income (expense):

Interest expense	(17.8)	(19.4)

Interest income	0.4	0.4

Other financial costs	(4.4)	—

	(21.8)	(19.0)

Earnings (loss) before income taxes	17.9	(13.9)

Income tax benefit (provision)	(6.4)	4.9

Net income (loss)	$11.5	$(9.0)

Earnings (loss) per common share	$0.35	$(0.26)

Weighted average common shares	32.6	34.0

Earnings (loss) per common share-assuming dilution	$0.35	$(0.26)

Weighted average common shares-assuming dilution	32.7	34.0

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
(in millions, except share data)

	March 31,	December 31,
ASSETS	2001	2000

Current Assets:	(unaudited)

Cash	$31.9	$21.2

Receivables, net	378.1	366.3

Inventories	403.7	408.0

Deferred income taxes	22.8	22.8

Prepaid expenses and other	41.8	46.0

Total current assets	878.3	864.3

Property, plant and equipment, net	359.3	379.4

Deferred income taxes	26.8	26.8

Other non-current assets	52.4	48.7

Total assets	$1,316.8	$1,319.2

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$321.8	$335.0

Accrued liabilities	154.6	135.0

Current portion of long-term debt	27.9	19.0

Total current liabilities	504.3	489.0

Long-term debt	591.1	611.9

Deferred income taxes	5.8	5.7

Other liabilities	83.3	84.1

Total liabilities	1,184.5	1,190.7

Shareholders’ Equity:

Common stock, $0.01 par value:

Issued and outstanding shares:

March 31, 2001 - 32,689,235 (net of 4,754,425 treasury shares) December 31, 2000 - 32,649,299 (net of 4,399,625 treasury shares)	0.4	0.4

Additional paid-in capital	94.6	91.4

Other shareholders’ equity	(7.7)	(5.6)

Retained earnings	107.5	97.5

Accumulated other comprehensive income (loss)	(12.5)	(7.4)

Treasury stock	(50.0)	(47.8)

Total shareholders’ equity	132.3	128.5

Total liabilities and shareholders’ equity	$1,316.8	$1,319.2

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Three Months Ended
	March 31,

	2001	2000

Cash flows of operating activities:

Net income (loss)	$11.5	$(9.0)

Adjustments to reconcile net income (loss) to net cash used by operating activities:

Depreciation and amortization	10.1	15.4

Deferred income taxes	0.4	0.2

Net after tax gain on sale of business	(15.4)	—

Changes in operating assets and liabilities:

Increase in receivables	(32.1)	(67.4)

Increase in inventories	(11.8)	(27.6)

(Increase) decrease in other assets	(2.8)	3.0

Increase in accounts payable, accrued and other liabilities	10.7	50.5

Net cash flows of operating activities	(29.4)	(34.9)

Cash flows of investing activities:

Proceeds from properties sold	6.1	—

Proceeds from sale of business, net of cash sold	56.2	—

Capital expenditures	(13.1)	(12.7)

Other, net	1.3	(2.9)

Net cash flows of investing activities	50.5	(15.6)

Cash flows of financing activities:

Dividends paid	(1.6)	(1.7)

Net changes in revolving credit borrowings	10.9	49.1

Repayment of long-term debt	(17.5)	—

Acquisition of treasury stock	(2.2)	—

Net cash flows of financing activities	(10.4)	47.4

Increase (decrease) in cash	10.7	(3.1)

Cash-beginning of period	21.2	38.0

Cash-end of period	$31.9	$34.9

SUPPLEMENTAL INFORMATION

Income taxes paid, net of refunds	$1.1	$1.6

Interest paid	$20.9	$17.5

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity
(in millions, except share amounts)

					Accumulated
	Common Stock		Additional		Other		Other
			Paid-In	Retained	Comprehensive	Treasury	Shareholders'
	Shares	Amount	Capital	Earnings	Income(Loss)	Stock	Equity	Total

Balance, December 31, 2000	32,649,299	$0.4	$91.4	$97.5	$(7.4)	$(47.8)	$(5.6)	$128.5

Comprehensive income (loss):

Net income				11.5				11.5

Foreign currency translation adjustment					(4.5)			(4.5)

Loss on change in fair value of financial instruments					(0.6)			(0.6)

Comprehensive loss								6.4

Dividends				(1.6)				(1.6)

Purchase of treasury shares	(354,800)					(2.2)		(2.2)

Issuance of restricted stock	355,500		2.7				(2.7)	—

Amortization of restricted stock and other			0.3				0.2	0.5

Other	39,236		0.2	0.1			0.4	0.7

Balance, March 31, 2001	32,689,235	$0.4	$94.6	$107.5	$(12.5)	$(50.0)	$(7.7)	$132.3

Balance, December 31, 1999	33,999,633	$0.4	$90.5	$130.6	$1.6	$(37.7)	$(8.1)	$177.3

Comprehensive loss:

Net loss				(9.0)				(9.0)

Foreign currency translation adjustment					(9.8)			(9.8)

Comprehensive loss								(18.8)

Dividends				(1.7)				(1.7)

Issuance of restricted stock	5,465							—

Amortization of restricted stock and other			0.2				0.5	0.7

Other				(0.2)			—	(0.2)

Balance, March 31, 2000	34,005,098	$0.4	$90.7	$119.7	$(8.2)	$(37.7)	$(7.6)	$157.3

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

Basis of Presentation The accompanying unaudited consolidated financial statements of General Cable Corporation and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three months ended March 31, 2001 are not necessarily indicative of results that may be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable’s 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2001.

Derivative Financial Instruments Derivative financial instruments are utilized to manage interest rate, commodity and foreign currency risk. General Cable does not hold or issue derivative financial instruments for trading purposes.

Effective January 1, 2001, General Cable adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting For Derivative Instruments and Hedging Activities”, as amended, which requires that all derivatives be recorded on the balance sheet at fair value. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and whether it qualifies for hedge accounting. The transition adjustment associated with recording the fair values of the derivatives on the balance sheet was not material.

SFAS No. 133, as applied to General Cable’s risk management strategies, may increase or decrease reported net income and shareholders’ equity prospectively depending on changes of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows or economic risk. See further discussion in Note 5.

General Cable has entered into interest rate swap and collar agreements designed to hedge underlying debt obligations. During the first quarter of 2001 the Company incurred a cost of $4.2 million related to interest rate collars which were terminated.

Foreign currency and commodity contracts are used to hedge future sales and purchase commitments. Unrealized gains and losses on such contracts are recorded in other comprehensive income until the underlying transaction occurs at which point such amounts are reversed into income which will occur over periods less than one year.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Acquisitions and Divestitures

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

In December 1999, the Company decided to sell certain businesses due to their deteriorating operating performance. On February 9, 2000, the Company signed a definitive agreement with Pirelli Cavi e Sistemi, S.p.A., of Milan, Italy for the sale of the stock of these businesses for a purchase price of $216 million, subject to closing adjustments. The closing adjustments included changes in net assets of the businesses sold since November 30, 1999, resulting from operating losses and other adjustments as defined in the sale agreement. The businesses sold were acquired from BICC plc during 1999 and consisted primarily of the operations in the United Kingdom, Italy and Africa and a joint venture interest in Malaysia. The businesses sold produced first quarter 2000 net sales and an operating loss of $150.4 million and $(20.2) million, respectively. Gross proceeds of $180 million were received during the third quarter of 2000 as a down payment against the final post-closing adjusted purchase price. Proceeds from the transaction were used to reduce the Company’s outstanding debt.

General Cable and Pirelli have not yet agreed on the closing net asset balances. If the two parties are unable to resolve the disputed net asset adjustments, the dispute may proceed to arbitration under the terms of the sale contract. While the ultimate outcome of the above-mentioned matter cannot be ascertained at this time, based on information currently available, including a review of the proposed net asset adjustments, management of General Cable believes the outcome of the dispute will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of General Cable. Should a final settlement be reached that is materially different than that currently provided for in the balance sheet of the Company, the Company will have to recognize such differences in its income statement in the period the purchase price is fully settled.

In September 2000, the Company acquired Telmag S.A. de C.V., a Mexico-based manufacturer of telecommunications cables for $23.0 million. The acquisition brought in-house capacity sufficient to meet current outside plant telecommunications cable requirements as well as provide available capacity to meet anticipated future growth in demand for a broad range of telecommunications cables.

In March 2001, the Company sold the shares of its Pyrotenax business unit to Rachem HTS Canada, Inc., a business unit of Tyco International, Ltd., for $60 million, subject to closing adjustments. The business unit, with operations in Canada and the United Kingdom, principally produced mineral insulated high-temperature cables. The proceeds from the transaction were used to reduce the Company’s debt.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Unusual Items, Net

During the quarter, the Company completed the sale of its Pyrotenax business to Raychem HTS Canada, Inc., a business unit of Tyco International, Ltd. for proceeds of $60 million, subject to closing adjustments. After adjusting for the net cost of the assets sold and for the expenses associated with the transaction, the Company realized a pre-tax gain of $23.8 million. The net proceeds from the sale have been used to reduce the Company’s debt. The Company also incurred charges for the closure of a manufacturing plant ($4.8 million including $3.1 million related to severance for approximately 175 employees), announced a plan to reduce headcount throughout its worldwide operations by approximately 100 employees ($4.0 million), incurred a loss related to executing a definitive agreement to divest a non-strategic business which designs and manufactures extrusion tooling and accessories ($5.5 million) and provided for certain other costs ($0.8 million). As of March 31, 2001, there has been no utilization of the accruals. The Company expects to complete the above activities and therefore fully utilize the accruals by December 31, 2001.

4. Inventories

Inventories consisted of the following (in millions):

	March 31,	December 31,
	2001	2000

Raw materials	$42.5	$52.7

Work in process	59.2	63.4

Finished goods	302.0	291.9

Total	$403.7	$408.0

As of January 1, 2001, General Cable changed its accounting method for its non-North American metal inventories from the first-in first-out (FIFO) method to the last-in last-out (LIFO) method. The impact of the change was an increase in operating income of $1.4 million, or $0.03 of earnings per share on both a basic and diluted basis, in the first quarter of 2001. Previously, General Cable had valued only its North American inventories using LIFO.

The Company believes that changing to the LIFO accounting method for its non-North American metal inventories more accurately reflects the impact of both volatile raw material prices and ongoing cost productivity initiatives, and conforms the accounting for all metal inventories. Because the December 31, 2000 non-North American metal inventories valued at FIFO is the opening LIFO inventory, there is neither a cumulative effect to January 1, 2001, nor pro forma amounts of retroactively applying the change to LIFO.

At March 31, 2001 and December 31, 2000, $363.4 million and $338.6 million, respectively, of inventories were valued using the LIFO method. Approximate replacement cost of inventories valued using the LIFO method totaled $349.9 million at March 31, 2001 and $332.4 million at December 31, 2000. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are necessarily based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to many variables beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Long-term Debt

Long-term debt consisted of the following (in millions):

	March 31,	December 31,
	2001	2000

Term loans	$539.9	$562.0

Revolving loans	58.0	47.2

Other	21.1	21.7

	619.0	630.9

Less current maturities	27.9	19.0

	$591.1	$611.9

The Company’s current credit facility was entered into in 1999 with one lead bank as administrative agent, and a syndicate of lenders. The facility, as amended and reduced by prepayments, consists of: 1) term loans in Sterling, Euros and Dollars in an aggregate amount up to $65.3 million, 2) term loans in Dollars in an aggregate amount up to $474.6 million and 3) revolving loans and letters of credit in Dollars and foreign currencies in an aggregate amount up to $250.0 million. Borrowings are secured by assets of the Company’s North American operations and a portion of the stock of its non-North American subsidiaries and are also guaranteed by the Company’s principal operating subsidiaries.

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

The Company amended its credit facility in January 2001 to permit increased financial flexibility by altering financial covenants (to accommodate changes related to the Acquisition and subsequent divestiture to Pirelli, and the Telmag acquisition), and by increasing potential access to the capital markets through a trade receivables securitization program and other items. As a result of the amendment, the Company’s spread over LIBOR increased by 25 basis points across all levels of its leverage-based pricing grid. One-time fees and expenses associated with the amendment were approximately $2.6 million and are being amortized over the remaining life of the credit agreement. The credit facility, as amended, restricts certain corporate acts and contains required minimum financial ratios and other covenants.

Scheduled repayments under the term loans began in December 2000 with the final maturity in June 2007.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

General Cable utilizes interest rate swaps and interest rate collars to manage its interest rate exposure by fixing its interest rate on a portion of the Company’s debt. Under the swap agreements, General Cable will pay or receive amounts equal to the difference between the average fixed rate and the three-month LIBOR rate.

In March 2001, the Company incurred a cost of $4.2 million related to interest rate collars which were terminated. Additionally, the Company entered into new interest rate swaps which effectively fixed interest rates for $275.0 million of borrowings under the credit facility as follows (dollars in millions):

		Fixed
	Notional	Interest
Period	Amounts	Rate

March 2001 to August 2002	$225.0	4.68%

March 2001 to August 2002	50.0	4.65%

6. Other Shareholders’ Equity

Other shareholders’ equity consisted of the following (in millions):

	March 31,	December 31,
	2001	2000

Loans to shareholders	$(5.0)	$(5.4)

Restricted stock	(2.7)	(0.2)

	$(7.7)	$(5.6)

In the first quarter of 2001, General Cable awarded 355,500 shares of restricted stock. Restrictions on the shares issued will expire in six years unless certain objective performance criteria are met prior to the end of the six year period.

7. Earnings (Loss) Per Common Share

A reconciliation of the numerator and denominator of earnings (loss) per common share to earnings (loss) per common share assuming dilution is as follows (in millions):

			Three Months Ended March 31,

		2001			2000

	Income		Per Share	Income		Per Share
	(Loss)(1)	Shares(2)	Amount	(Loss)(1)	Shares(2)	Amount

Earnings (loss) per common share	$11.5	32.6	$0.35	$(9.0)	34.0	$(0.26)

Dilutive effect of stock options	—	0.1		—	—

Earnings (loss) per common share-

assuming dilution	$11.5	32.7	$0.35	$(9.0)	34.0	$(0.26)

(1) Numerator (2) Denominator

The earnings (loss) per common share – assuming dilution computation excludes the impact of 3.1 million and 3.7 million stock options and restricted stock units in the first quarter of 2001 and 2000, respectively, because their impact was anti-dilutive.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Segment Information

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

Summarized financial information for the Company’s operating segments for the three months ended March 31, is as follows (in millions):

	Communications	Energy	Electrical
	Group	Group	Group	Corporate	Total

Net Sales:

2001	$157.1	$144.5	$260.4	—	$562.0

2000	146.5	221.3	349.0	—	716.8

Operating Income (Loss):

2001	17.2	11.2	2.6	$8.7	39.7

2000	14.2	(9.4)	0.3	—	5.1

Identifiable Assets:

March 31, 2001	371.7	202.6	543.7	198.8	1,316.8

December 31, 2000	340.1	189.7	601.5	187.9	1,319.2

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES

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

General Cable’s reported net sales are directly influenced by the price of copper and to a lesser extent aluminum. Copper prices have historically been volatile; however, the copper cathode daily selling price on the COMEX averaged $0.82 per pound during the first quarter of 2000 and 2001. Historically, as a result of a number of practices intended to match copper and aluminum purchases with sales, the Company’s overall profitability has not been significantly affected by changes in copper and aluminum prices. General Cable generally passes changes in copper and aluminum prices along to its customers, although there are timing delays of varying lengths depending upon the type of product, competitive conditions and particular customer arrangements. General Cable does not engage in speculative metals trading or other speculative activities. Also, the Company does not engage in activities to hedge the underlying value of its copper and aluminum inventory.

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

Results of Operations

Three Months Ended March 31, 2001 Compared with Three Months Ended March 31, 2000

	Ongoing		Divested
	Businesses		Businesses	Total

	First Quarter		First Quarter	First Quarter

	2001	2000	2000	2001	2000

Net Sales	$562.0	$566.4	$150.4	$562.0	$716.8

Cost of sales	487.0	496.4	153.8	487.0	650.2

Gross profit (loss)	75.0	70.0	(3.4)	75.0	66.6

Selling, general and administrative expense	44.0	44.7	16.8	44.0	61.5

Unusual items, net	(8.7)	—	—	(8.7)	—

Operating income (loss)	39.7	25.3	(20.2)	39.7	5.1

Interest expense, net	(17.4)	(14.1)	(4.9)	(17.4)	(19.0)

Other financial costs	(4.4)	—	—	(4.4)	—

Earnings (loss) before income taxes	17.9	11.2	(25.1)	17.9	(13.9)

Income tax (provision) benefit	(6.4)	(4.0)	8.9	(6.4)	4.9

Net income (loss)	$11.5	$7.2	$(16.2)	$11.5	$(9.0)

Earnings (loss) per common share - assuming dilution	$0.35	$0.21	$(0.47)	$0.35	$(0.26)

GENERAL CABLE CORPORATION AND SUBSIDIARIESES

The results of operations for the first quarter of 2000 are split between the ongoing and those that have been divested to Pirelli.

Results of Ongoing Businesses

Net income was $11.5 million, or $0.35 per diluted share, in the first quarter of 2001 compared to $7.2 million, or $0.21 per diluted share, for the ongoing businesses in the first quarter of 2000. Excluding a net after-tax gain of $2.7 million from unusual items and other financial costs, principally related to the sale of the Pyrotenax business and a financially favorable restructuring of the company’s interest costs, the first quarter result was $8.8 million of net income or $0.27 per share, up 22% and 29% respectively, from the comparable first quarter 2000 pro forma results. The pro forma comparison excludes from the 2000 results the losses incurred in the businesses which were divested during the third quarter of 2000 to Pirelli Cavi e Sistemi, S.p.A. The all-in comparison is net income of $11.5 million and earnings per diluted share of $0.35 in the first quarter of 2001 versus a loss of $(9.0) million or $(0.26) per share in the first quarter of 2000.

Net sales for the first quarter of 2001 decreased 0.8% to $562.0 million, from $566.4 million recorded in the 2000 first quarter for the ongoing businesses (the average monthly COMEX price per pound of copper was $0.82 in both quarters). The decrease in net sales reflects a 4% decrease in Electrical Products, a 7% increase in Communication Products, and a 3% decrease in Energy Product sales.

The 4% decrease in Electrical Products net sales reflects lower sales volume and selling prices for building wire products as the Company managed down its building wire sales to optimize building wire operating results. Building wire operating performance remained flat for the quarter versus the prior year despite 3% price deterioration. The decrease in Electrical Products net sales also includes the negative impact of the divestiture of the Pyrotenax business, which was sold in early March 2001.

The 7% increase in Communication Products net sales reflects higher sales volume and selling prices for both high bandwidth networking cables and outside plant telecommunications cable. Sales of high bandwidth data communication products were up 12%, sales of outside plant telecommunications were up 5% and communications cables sales in the Company’s international operations increased more than 70%.

The 3% decrease in Energy Products net sales reflects lower sales volume and price for certain segments of the North American utility cable market partially offset by sales volume increases in the Iberian utility cable market. The 3% decrease in Energy segment net sales is distorted by sales related to an unusually large and non-recurring project in the first quarter of 2000. Excluding the effect of the project on sales, the Energy segment’s net sales increased by 2% versus the prior year period.

Selling, general and administrative expense decreased to $44.0 million in the first quarter of 2001 from $44.7 million in the first quarter of 2000 primarily reflecting a reduction in controllable spending in response to general economic conditions.

As of January 1, 2001, the Company changed its accounting method related to its non-North American metals inventory from the first-in first-out (FIFO) method to the last-in last-out (LIFO) method, resulting in a $1.4 million increase in operating income in the first quarter of 2001. During the quarter, the Company

GENERAL CABLE CORPORATION AND SUBSIDIARIES

also incurred a $0.9 million loss on the disposal of domestic aluminum building wire product and wrote off $0.5 million of inventory related to the Company’s decision to close a manufacturing facility.

During the quarter, the Company completed the sale of its Pyrotenax business to Raychem HTS Canada, Inc., a business unit of Tyco International, Ltd. for proceeds of $60 million, subject to closing adjustments. The business, with operations in Canada and the United Kingdom, principally produced mineral insulated high-temperature cables. The Company also announced the closure of a manufacturing plant, reduced headcount throughout its worldwide operations, executed a definitive agreement to divest a non-strategic business which designs and manufactures extrusion tooling and accessories and provided for certain other costs. After adjusting for the net cost of the assets sold and for the expenses associated with the transactions, the Company realized a pre-tax gain of $8.7 million. The net proceeds from the transactions have been used to reduce the Company’s debt.

Operating income increased 57% to $39.7 million for the first quarter 2001 from $25.3 million for the same period in 2000. The increase in operating income reflects the above described net gain of $8.7 million related to the Pyrotenax sale and other transactions. Excluding these unusual items, operating income increased 23% to $31.0 million in the first quarter of 2001 from $25.3 million in the first quarter of 2000. The increase reflects manufacturing cost reductions including savings related to increased in-house production of telecommunications cables at the Tetla (Mexico) facility acquired last year, sales mix improvements resulting from an increase in higher margin Communications cable sales, coupled with decreased sales of certain lower margin Electrical products and reduced selling, general and administrative expenses. These earnings improvements were partially offset by lower utility sales volume (due to sales from a one-time project in the first quarter of 2000) and lower building wire pricing. Building wire price premiums averaged $0.69 per pound in the first quarter of 2001, off from $0.71 in the first quarter of 2000 and down from $0.72 in the fourth quarter of 2000.

Net interest expense was $17.4 million, compared to $14.1 million for the first quarter 2000. The increase reflects increased borrowings related to the funding of losses sustained during the prolonged European Union approval process for the business units divested in the third quarter 2000 Pirelli transaction, as well as higher credit spreads. Interest expense for the ongoing businesses for the first quarter of 2000 was computed on a pro forma basis as if the sale to Pirelli occurred on January 1, 2000 for $216.0 million. During the quarter and fully reflected in the net interest expense, the Company wrote off $0.2 million in unamortized bank fees as a result of the application of Pyrotenax proceeds against outstanding debt, and the Company recorded a loss of $4.2 million related to interest rate collars which were terminated. The collars were terminated in part due to the reduction of indebtedness associated with the Pyrotenax and Pirelli transactions, as well as to allow the Company to more fully benefit from the present interest rate environment and any future interest rate reductions.

The effective tax rate for the first quarter of 2001 and 2000 was 35.5%.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Prior Year Results of Businesses to be Divested

The prior year results for the businesses divested reflect the actual operating results of the businesses and allocated interest costs incurred based on the assumed January 1, 2000 acquisition price of $216.0 million, subject to closing adjustments, to be paid by Pirelli at closing. The pro forma net loss from the divested businesses was $16.2 million or $0.47 per share.

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

Cash flow used in operating activities in the first three months of 2001 was $29.4 million. This principally reflects a $32.1 million increase in accounts receivable, $11.8 million increase in inventories, and an increase in other assets of $2.8 million. These cash flows were partially offset by an increase in accounts payable, accrued and other liabilities of $10.7 million and net income before depreciation and amortization, deferred taxes and gain on sale of business of $6.6 million.

Cash flow provided by investing activities was $50.5 million in the first three months of 2001. This principally reflects net proceeds of $56.2 from the sale of the Pyrotenax business and the proceeds of $6.1 million from the sale of land in Germany formerly used by the Company’s now liquidated joint venture. These proceeds were partially offset by $13.1 million of capital expenditures.

Cash flow used in financing activities in the first three months of 2001 was $10.4 million, primarily reflecting the application of the $62.3 million in net proceeds from the sale of the Pyrotenax business and the German land sale partially offset by additional borrowings of $55.7 million under General Cable’s credit facility. The Company repurchased the remaining authorized amount of General Cable stock for $2.2 million pursuant to a previously approved plan to repurchase up to $50 million. Additionally, $1.6 million of dividends were paid to shareholders of common stock during the quarter.

The Company’s credit facility was entered into with one lead bank as administrative agent, and a syndicate of lenders. The facility, as amended and reduced by prepayments, consists of: 1) term loans in Sterling, Euros and Dollars in an aggregate amount up to $65.3 million, 2) term loans in Dollars in an aggregate amount up to $474.6 million and 3) revolving loans and letters of credit in Dollars and foreign currencies in an aggregate amount up to $250.0 million. Borrowings are secured by assets of the Company’s North American operations and a portion of the stock of its non-North American subsidiaries and are also guaranteed by the Company’s principal operating subsidiaries.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Borrowings under the facility were $597.9 million at March 31, 2001. Loans under the facility bear interest, at the Company’s option, at (i) a spread over LIBOR or (ii) a spread over the Alternate Base Rate, which is defined as the higher of (a) the agent’s Prime Rate, (b) the secondary market rate for certificates of deposit (adjusted for reserve requirements) plus 1% or (c) the Federal Funds Effective Rate plus 1/2 of 1%.

A commitment fee accrues on the unused portion of the credit facility. The commitment fee ranges between 35 and 50 basis points per annum and the spread over LIBOR on all loans under the facility ranges between 175 and 325 basis points per annum. Both the commitment fee and the spread over LIBOR are subject to periodic adjustment depending upon the Company’s Leverage Ratio.

The Company amended its credit facility in January 2001 to permit increased financial flexibility by altering financial covenants (to accommodate changes related to the Acquisition and subsequent divestiture to Pirelli, and the Telmag acquisition), and by increasing potential access to the capital markets for a trade receivables securitization program and other items. As a result of the amendment, the Company’s spread over LIBOR increased by 25 basis points across all levels of its leveraged-based pricing grid. One-time fees and expenses associated with the amendment were approximately $2.6 million and are being amortized over the remaining life of the credit agreement. The credit facility, as amended, restricts certain corporate acts and contains required minimum financial ratios and other covenants.

Scheduled repayments under the term loans began in December 2000 with the final maturity in June 2007. The Company anticipates being able to meet its obligations as they come due.

PART II — Other Information

Item 6. Exhibits and Reports on Form 8-K

18	–	Letter regarding change in accounting principle.

(b)	Reports on Form 8-K — None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL CABLE CORPORATION

Signed: May 15, 2001	By:	s/CHRISTOPHER F. VIRGULAK Christopher F. Virgulak Executive Vice President and Chief Financial Officer