Form 10-Q
period 2001-06-30
GENERAL CABLE CORP /DE/
filed 2001-08-14
CIK 886035

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2001
Commission File No. 1-12983

GENERAL CABLE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	06-1398235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 Tesseneer Drive Highland Heights, KY 41076-9753 (Address of principal executive offices)

(859) 572-8000 (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒     No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2001
Common Stock, $.01 Par Value	32,817,044

GENERAL CABLE CORPORATION

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Net sales	$552.5	$747.7	$1,114.5	$1,464.5

Cost of sales	475.2	665.0	962.2	1,304.9

Gross profit	77.3	82.7	152.3	159.6

Selling, general and administrative expenses	42.0	68.7	86.0	140.5

Unusual items, net	—	—	(8.7)	—

Operating income	35.3	14.0	75.0	19.1

Other income	8.1	—	8.1	—

Interest income (expense):
Interest expense	(14.2)	(21.5)	(32.0)	(40.9)
Interest income	0.3	0.9	0.7	1.3
Other financial costs	(6.0)	—	(10.4)	—

	(19.9)	(20.6)	(41.7)	(39.6)

Earnings (loss) before income taxes	23.5	(6.6)	41.4	(20.5)

Income tax (provision) benefit	(8.3)	2.3	(14.7)	7.2

Net income (loss)	$15.2	$(4.3)	$26.7	$(13.3)

Earnings (loss) per common share	$0.47	$(0.13)	$0.82	$(0.39)

Weighted average common shares	32.6	33.9	32.6	34.0

Earnings (loss) per common share-assuming dilution	$0.46	$(0.13)	$0.81	$(0.39)

Weighted average common shares-assuming dilution	33.2	33.9	33.0	34.0

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except share data)

ASSETS	June 30, 2001 (unaudited)	December 31, 2000

Current Assets:

Cash	$28.6	$21.2
Receivables, net	234.9	366.3
Inventories	400.4	408.0
Deferred income taxes	22.6	22.8
Prepaid expenses and other	42.2	46.0

Total current assets	728.7	864.3

Property, plant and equipment, net	358.8	379.4
Deferred income taxes	26.8	26.8
Other non-current assets	50.3	48.7

Total assets	$1,164.6	$1,319.2

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$321.7	$335.0
Accrued liabilities	161.0	135.0
Current portion of long-term debt	25.7	19.0

Total current liabilities	508.4	489.0

Long-term debt	432.1	611.9
Deferred income taxes	5.6	5.7
Other liabilities	81.8	84.1

Total liabilities	1,027.9	1,190.7

Shareholders’ Equity:
Common stock, $0.01 par value: Issued and outstanding shares: June 30, 2001—32,789,899 (net of 4,754,425 treasury shares) December 31, 2000—32,649,299 (net of 4,399,625 treasury shares)	0.4	0.4
Additional paid-in capital	95.8	91.4
Treasury stock	(50.0)	(47.8)
Retained earnings	120.9	97.5
Accumulated other comprehensive loss	(24.3)	(7.4)
Other shareholders’ equity	(6.1)	(5.6)

Total shareholders’ equity	136.7	128.5

Total liabilities and shareholders’ equity	$1,164.6	$1,319.2

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in millions)
(unaudited)
	Six Months Ended June 30,
	2001	2000
Cash flows of operating activities:
Net income (loss)	$26.7	$(13.3)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	20.6	32.0
Foreign currency translation adjustment	(8.6)	—
Deferred income taxes	1.7	(1.0)
Net after tax gain on sale of business	(15.4)	—
Changes in operating assets and liabilities, net of effect of divestitures:
Sale of receivables, net of transaction costs paid at closing	148.3	—
Increase in receivables	(36.5)	(75.5)
Increase in inventories	(13.5)	(27.0)
Decrease in other assets	2.3	6.7
Increase in accounts payable, accrued and other liabilities	12.1	43.3

Net cash flows of operating activities	137.7	(34.8)

Cash flows of investing activities:
Proceeds from properties sold	6.2	0.3
Proceeds from sale of businesses, net of cash sold	59.8	—
Capital expenditures	(28.2)	(26.8)
Other, net	1.4	(1.3)

Net cash flows of investing activities	39.2	(27.8)

Cash flows of financing activities:
Dividends paid	(3.3)	(3.4)
Net changes in revolving credit borrowings	(1.2)	64.4
Repayment of long-term debt	(162.8)	(2.3)
Acquisition of treasury stock	(2.2)	(4.3)

Net cash flows of financing activities	(169.5)	54.4

Increase (decrease) in cash	7.4	(8.2)
Cash-beginning of period	21.2	38.0

Cash-end of period	$28.6	$29.8

SUPPLEMENTAL INFORMATION
Income taxes paid, net of refunds	$1.5	$5.0

Interest paid	$37.1	$32.4

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity
(in millions, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Other Shareholders’ Equity	Total
	Shares	Amount
Balance, December 31, 1999	33,999,633	$0.4	$90.5	$(37.7)	$130.6	$ 1.6	$(8.1)	$177.3
Comprehensive loss:
Net loss					(13.3)			(13.3)
Foreign currency translation adjustment						(15.6)		(15.6)

Comprehensive loss								(28.9)
Dividends					(3.4)			(3.4)
Issuance of restricted stock	9,257		0.1					0.1
Amortization of restricted stock and other			0.3				1.3	1.6
Acquisition of treasury stock	(507,125)			(4.3)				(4.3)
Other	(3,435)		(0.1)				—	(0.1)

Balance, June 30, 2000	33,498,330	$0.4	$90.8	$(42.0)	$113.9	$(14.0)	$(6.8)	$142.3

Balance, December 31, 2000	32,649,299	$0.4	$91.4	$(47.8)	$ 97.5	$ (7.4)	$(5.6)	$128.5
Comprehensive income:
Net income					26.7			26.7
Foreign currency translation adjustment						(13.7)		(13.7)
Loss on change in fair value of financial instruments						(3.2)		(3.2)

Comprehensive income								9.8
Dividends					(3.3)			(3.3)
Purchase of treasury shares	(354,800)			(2.2)				(2.2)
Issuance of restricted stock	357,000		2.7				(2.7)	—
Amortization of restricted stock and other			0.1				1.6	1.7
Exercise of stock options	140,123		1.6					1.6
Other	(2,223)						0.6	0.6

Balance, June 30, 2001	32,789,899	$0.4	$95.8	$(50.0)	$120.9	$(24.3)	$(6.1)	$136.7

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

Basis of Presentation The accompanying unaudited consolidated financial statements of General Cable Corporation and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of results that may be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2001. Certain reclassifications have been made to the prior year to conform to the current year's presentation.

Derivative Financial Instruments Derivative financial instruments are utilized to manage interest rate, commodity and foreign currency risk. General Cable does not hold or issue derivative financial instruments for trading purposes.

Effective January 1, 2001, General Cable adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting For Derivative Instruments and Hedging Activities", as amended, which requires that all derivatives be recorded on the balance sheet at fair value. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and whether it qualifies for hedge accounting. The transition adjustment associated with recording the fair values of the derivatives on the balance sheet was not material.

SFAS No. 133, as applied to General Cable's risk management strategies, may increase or decrease reported net income and shareholders' equity prospectively depending on changes of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows or economic risk. See further discussion in Note 7.

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable Securitization The Company accounts for the securitization of accounts receivable in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125". At the time the receivables are sold, the balances are removed from the Consolidated Balance Sheet. Costs associated with the transaction, primarily related to the discount and the one-time program implementation costs, are included in interest income (expense) in the Consolidated Statement of Operations. This statement, which became effective for the Company during the second quarter of 2001, modifies certain standards for the accounting of transfers of financial assets and also requires expanded financial statement disclosures related to securitization activities. See further discussion in Note 5.

New Standards In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase accounting method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's carrying value and that intangible assets other than goodwill should be amortized over their useful lives. Implementation of SFAS No. 141 and SFAS No. 142 is required for fiscal 2002. Management does not believe the impact of adopting SFAS No. 141 and SFAS No. 142 will have a material impact on the consolidated financial condition, results of operation or cash flows of General Cable.

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

In December 1999, the Company decided to sell certain businesses due to their deteriorating operating performance. On February 9, 2000, the Company signed a definitive agreement with Pirelli Cavi e Sistemi, S.p.A., of Milan, Italy for the sale of the stock of these businesses for a purchase price of $216 million, subject to closing adjustments. The closing adjustments included changes in net assets of the businesses sold since November 30, 1999, resulting from operating losses and other adjustments as defined in the sale agreement. The businesses sold were acquired from BICC plc during 1999 and consisted primarily of the operations in the United Kingdom, Italy and Africa and a joint venture interest in Malaysia. The businesses sold produced second quarter 2000 net sales and an operating loss of $152.6 million and $(21.2) million, respectively and first half 2000 net sales and an operating loss of $303.0 million and $(41.4) million, respectively. Gross proceeds of $180 million were received during the third quarter of 2000 as a down payment against the final post-closing adjusted purchase price. Proceeds from the transaction were used to reduce the Company's outstanding debt.

In September 2000, the Company acquired Telmag S.A. de C.V., a Mexico-based manufacturer of telecommunications cables, for $23.0 million. The acquisition brought in-house capacity sufficient to meet current outside plant telecommunications cable requirements as well as provide available capacity to meet anticipated future growth in demand for a broad range of telecommunications cables.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2001, the Company sold the shares of its Pyrotenax business unit to Raychem HTS Canada, Inc., a business unit of Tyco International, Ltd., for $60 million, subject to closing adjustments. The business unit, with operations in Canada and the United Kingdom, principally produced mineral insulated high-temperature cables. The proceeds from the transaction were used to reduce the Company's debt.

General Cable has not yet agreed with Pirelli and Raychem HTS Canada, Inc. on the closing net asset balances of the respective transactions. If the parties are unable to resolve the disputed net asset adjustments, the disputes may proceed to arbitration under the terms of the sale contracts. While the ultimate outcome of the above-mentioned matters cannot be ascertained at this time, based on information currently available, including a review of the proposed net asset adjustments, management of General Cable believes the outcome of the disputes will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of General Cable. Should final settlements be reached that are materially different than that currently provided for in the balance sheet of the Company, the Company will have to recognize such differences in its income statement in the period the purchase price is settled.

3.         Unusual Items, Net

During the first quarter of 2001, the Company completed the sale of its Pyrotenax business to Raychem HTS Canada, Inc., a business unit of Tyco International, Ltd. for proceeds of $60 million, subject to closing adjustments. After adjusting for the net cost of the assets sold and for the expenses associated with the transaction, the Company realized a pre-tax gain of $23.8 million. The net proceeds from the sale have been used to reduce the Company's debt. The Company also incurred charges for the closure of a manufacturing plant ($4.8 million including $3.1 million related to severance for approximately 175 employees), announced a plan to reduce headcount throughout its worldwide operations by approximately 100 employees ($4.0 million), incurred a loss related to executing a definitive agreement to divest a non-strategic business which designs and manufactures extrusion tooling and accessories ($5.5 million) and provided for certain other costs ($0.8 million). As of June 30, 2001, $7.3 million of the accruals had been utilized. The Company expects to complete the above activities and therefore fully utilize the accruals by December 31, 2001.

4.        Other Income (Expense)

During the second quarter of 2001, the Company recognized a non-recurring pre-tax gain of $8.6 million related to a foreign exchange gain on the extinguishment of long-term debt in the United Kingdom partially offset by one-time costs of $0.5 million to close out foreign exchange contracts at one of the Company's international subsidiaries.

5.        Acounts Receivable Asset Backed Securitization

On May 9, 2001 the Company completed an Accounts Receivable Asset Backed Securitization Financing transaction ("Securitization Financing"). The new Securitization Financing provides for certain domestic trade receivables to be sold to a wholly-owned, special purpose, bankruptcy-remote subsidiary without recourse. This subsidiary in turn sells the receivables to a trust which has issued, via private placement, fixed rate five-year certificates in the initial amount of $145 million. The Securitization Financing also establishes a separate variable certificate component for up to $45 million for seasonal borrowings which will fluctuate

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

based on the eligible receivable balance. Sales of receivables under this program result in a reduction of total accounts receivable on the Company's consolidated balance sheet. The Company's retained interest in the receivables are carried at their fair value estimated as the net realizable value, which considers the relatively short liquidation period and includes an estimated provision for credit losses. In conjunction with the initial transaction, the Company incurred one-time changes of $4.2 million.

At June 30, 2001, the Company's retained interest in accounts receivable and off-balance sheet financing as a result of the transaction was $111.8 million and $150.0 million, respectively. The effective interest rate was approximately 4.6% at June 30, 2001.

6.        Inventories

Inventories consisted of the following (in millions):

	June 30, 2001	December 31, 2000

Raw materials	$ 44.3	$ 52.7
Work in process	58.6	63.4
Finished goods	297.5	291.9

Total	$ 400.4	$ 408.0

As of January 1, 2001, General Cable changed its accounting method for its non-North American metal inventories from the first-in first-out (FIFO) method to the last-in last-out (LIFO) method. The impact of the change was an increase in operating income of $0.9 million, or $0.02 of earnings per share on both a basic and diluted basis, in the second quarter of 2001 and an increase in operating profit of $2.3 million, or $0.05 of earnings per share in the first six months of 2001. Previously, General Cable had valued only its North American inventories using LIFO.

The Company believes that changing to the LIFO accounting method for its non-North American metal inventories more accurately reflects the impact of both volatile raw material prices and ongoing cost productivity initiatives, and conforms to the accounting for all metal inventories. Because the December 31, 2000 non-North American metal inventories valued at FIFO is the opening LIFO inventory, there is neither a cumulative effect to January 1, 2001 nor pro forma amounts of retroactively applying the change to LIFO.

At June 30, 2001 and December 31, 2000, $364.7 million and $338.6 million, respectively, of inventories were valued using the LIFO method. Approximate replacement cost of inventories valued using the LIFO method totaled $342.3 million at June 30, 2001 and $332.4 million at December 31, 2000. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are necessarily based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many variables beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.         Long-term Debt

Long-term debt consisted of the following (in millions):

	June 30, 2001	December 31, 2000

Term loans	$395.6	$562.0
Revolving loans	45.9	47.2
Other	16.3	21.7

	457.8	630.9
Less current maturities	25.7	19.0

	$432.1	$611.9

The Company's current credit facility was entered into in 1999 with one lead bank as administrative agent, and a syndicate of lenders. The facility, as amended and reduced by prepayments, consists of: 1) term loans in Sterling, Euros and Dollars in an aggregate amount up to $35.3 million, 2) term loans in Dollars in an aggregate amount up to $360.3 million and 3) revolving loans and letters of credit in Dollars and foreign currencies in an aggregate amount up to $250.0 million. Borrowings are secured by assets of the Company's North American operations and a portion of the stock of its non-North American subsidiaries and are also guaranteed by the Company's principal operating subsidiaries.

Loans under the credit facility bear interest, at the Company's option, at (i) a spread over LIBOR or (ii) a spread over the Alternate Base Rate, which is defined as the higher of (a) the agent's Prime Rate, (b) the secondary market rate for certificates of deposit (adjusted for reserve requirements) plus 1% or (c) the Federal Funds Effective Rate plus 1/2 of 1%.

A commitment fee accrues on the unused portion of the credit facility. The commitment fee ranges between 35 and 50 basis points per annum and the spread over LIBOR on all loans under the facility ranges between 175 and 325 basis points per annum. Both the commitment fee and the spread over LIBOR are subject to periodic adjustment depending upon the Company's Leverage Ratio as defined.

The Company amended its credit facility in January 2001 to permit increased financial flexibility by altering financial covenants (to accommodate changes related to the Acquisition and subsequent divestiture to Pirelli, and the Telmag acquisition), and by increasing potential access to the capital markets through the trade receivables securitization program and other items. As a result of the amendment, the Company's spread over LIBOR increased by 25 basis points across all levels of its leverage-based pricing grid. One-time fees and expenses associated with the amendment were approximately $2.6 million and are being amortized over the remaining life of the credit agreement. The credit facility, as amended, restricts certain corporate acts and contains required minimum financial ratios and other covenants.

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2001, the Company incurred a cost of $4.2 million related to interest rate collars which were terminated. Additionally, the Company entered into new interest rate swaps which effectively fixed interest rates for $275.0 million of borrowings under the credit facility as follows (dollars in millions):

Period	Notional Amounts	Fixed Interest Rate
March 2001 to August 2002	$225.0	4.68%
March 2001 to August 2002	50.0	4.65%

8.         Other Shareholders’ Equity

Other shareholders’ equity consisted of the following (in millions):

	June 30, 2001	December 31, 2000
Loans to shareholders	$ (4.8)	$ (5.4)
Restricted stock	(1.3)	(0.2)

	$ (6.1)	$ (5.6)

In the first quarter of 2001, General Cable awarded 355,500 shares of restricted stock. Restrictions on the shares issued will expire in six years unless certain objective performance criteria are met prior to the end of the six year period. During the second quarter of 2001, the first performance criteria was met, restrictions on 50% of the stock expired and the Company recognized accelerated amortization of $1.2 million.

9.         Earnings (Loss) Per Common Share

A reconciliation of the numerator and denominator of earnings (loss) per common share to earnings (loss) per common share assuming dilution is as follows (in millions):

	Three Months Ended June 30,
	2001			2000
	Income(1)	Shares(2)	Per Share Amount	Income (Loss)(1)	Shares(2)	Per Share Amount
Earnings (loss) per common share	$ 15.2	32.6	$ 0.47	$(4.3)	33.9	$(0.13)

Dilutive effect of stock options	—	0.6		—	—

Earnings (loss) per common share- assuming dilution	$ 15.2	33.2	$ 0.46	$(4.3)	33.9	$(0.13)

	Six Months Ended June 30,
	2001			2000
	Income(1)	Shares(2)	Per Share Amount	Income (Loss)(1)	Shares(2)	Per Share Amount
Earnings (loss) per common share	$26.7	32.6	$0.82	$(13.3)	34.0	$(0.39)

Dilutive effect of stock options	—	0.4		—	—

Earnings (loss) per common share- assuming dilution	$26.7	33.0	$0.81	$(13.3)	34.0	$(0.39)

(1) Numerator
(2) Denominator

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The earnings (loss) per common share-assuming dilution computation excludes the impact of 3.2 million and 3.6 million stock options and restricted stock units in the second quarter of 2001 and 2000, respectively, because their impact was anti-dilutive. In the first six months of 2001 and 2000 the earnings (loss) per common share-assuming dilution computation excludes the impact of 3.4 million and 3.6 million stock options and restricted stock units, respectively.

10.     Segment Information

Beginning in the second quarter of 2001, the Company has redefined its segment disclosure to include a fourth segment for financial reporting purposes. Quarterly historical data for 2000 has been restated to reflect this change and is provided below for comparison purposes. The former Electrical segment has been divided into a Specialty segment and a new Building Wire and Cordsets segment. The Specialty segment is comprised of application specific cables for uses such as electrical power generation (traditional fuels, alternative and renewable sources, and distributed generation), the oil, gas and petrochemical industries, mining, industrial automation, marine, military and aerospace applications, power applications in the telecommunications industry and other key industrial segments. The Communications Group manufactures and sells wire and cable products which transmit low-voltage signals for voice, data, video and control applications. The Energy Group manufactures and sells wire and cable products which include low-, medium- and high-voltage power distribution and power transmission products. The Building Wire and Cordsets Group manufactures and sells wire and cable products which conduct electrical current for residential and non-residential power applications.

Summarized financial information for the Company’s operating segments for the three and six months ended June 30, is as follows (in millions). Certain reclassifications have been made to the prior year to conform to the current year segment presentation.

	Three Months Ended June 30,
	Communications Group	Energy Group	Building Wire & Cordsets Group	Specialty Group	Corporate	Total
Net Sales:
2001	$168.5	$136.0	$102.6	$145.4	—	$ 552.5
2000	165.0	226.4	128.4	227.9	—	747.7

Operating Income (Loss):
2001	20.0	10.5	(5.9)	10.7	—	35.3
2000	17.7	(9.8)	(3.0)	9.1	—	14.0

Identifiable Assets:
June 30, 2001	371.2	221.6	205.7	312.2	$53.9	1,164.6
December 31, 2000	340.1	183.6	229.6	374.4	191.5	1,319.2

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30,
	Communications Group	Energy Group	Building Wire & Cordsets Group	Specialty Group	Corporate	Total
Net Sales:
2001	$325.6	$280.5	$212.9	$295.5	—	$1,114.5
2000	311.5	447.8	249.2	456.0	—	1,464.5

Operating Income (Loss):
2001	36.6	22.5	(11.3)	18.5	$8.7	75.0
2000	31.9	(19.2)	(8.6)	15.0	—	19.1

Summarized quarterly historical financial information for 2000 restated is as follows (in millions):

	2000 Restated
	Communications Group	Energy Group	Building Wire & Cordsets Group	Specialty Group	Corporate	Total
Net Sales:
First Quarter	$146.5	$221.4	$120.8	$228.1	—	$ 716.8
Second Quarter	165.0	226.4	128.4	227.9	—	747.7
Third Quarter	160.0	171.8	145.1	189.8	—	666.7
Fourth Quarter	160.3	114.1	132.0	150.9	—	557.3

Operating Income (Loss):
First Quarter	$ 14.2	$ (9.4)	$ (5.6)	$ 5.9	—	$ 5.1
Second Quarter	17.7	(9.8)	(3.0)	9.1	—	14.0
Third Quarter	17.3	(40.8)	(3.0)	11.2	—	(15.3)
Fourth Quarter	18.1	9.6	(2.6)	10.6	—	35.7

Identifiable Assets:
March 31, 2000	$301.7	$507.1	$234.1	$412.5	$171.0	$1,626.4
June 30, 2000	303.8	523.5	247.1	383.1	138.9	1,596.4
September 30, 2000	336.6	177.1	255.2	351.7	200.7	1,321.3
December 31, 2000	340.1	183.6	229.6	374.4	191.5	1,319.2

GENERAL CABLE CORPORATION AND SUBSIDIARIES

ITEM 2

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

General

General Cable Corporation (the Company) is a leader in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for the communications, energy, specialty and building wire and cordsets markets. Communications wire and cable products transmit low-voltage signals for voice, data, video and control applications. Energy cables include low-, medium- and high-voltage power distribution and power transmission products. Specialty wire and cable products conduct electrical current for industrial and commercial power and control applications. Building wire and cordsets products conduct electrical current for residential and non-residential power applications.

All statements, other than statements of historical fact, included in this report, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are, or may be considered, forward-looking statements under relevant sections of the Securities Act of 1933 and the Securities Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in the forward-looking statements (Cautionary Statements) include: domestic and local country price competition, particularly in certain segments of the power cable, building wire and cordsets markets, and other competitive pressures; general economic conditions, particularly in construction; the Company’s ability to retain key customers and distributors; the Company’s ability to increase manufacturing capacity; the Company’s ability to successfully integrate acquisitions and complete divestitures; the cost of raw materials, including copper; foreign currency exchange rate fluctuations; the level of growth in demand for products serving various segments of the communications markets; the Company’s ability to successfully introduce new or enhanced products; the impact of technological changes; the Company’s ability to achieve productivity improvements; and the impact of changes in industry standards and the regulatory environment. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements.

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

General Cable’s reported net sales are directly influenced by the price of copper and to a lesser extent aluminum. Copper prices have been volatile; with the copper cathode daily selling price on the COMEX averaging $0.75 per pound during the second quarter of 2001 and $0.79 per pound during the first six months of 2001, $0.80 per pound for the second quarter of 2000 and $0.81 during the first six months of 2000. However, as a result of a number of practices intended to match copper and aluminum purchases with sales, the Company’s overall profitability has not been significantly affected by changes in copper and aluminum prices. General Cable generally passes changes in copper and aluminum prices along to its customers, although there are timing delays of varying lengths depending upon the type of product, competitive conditions and particular customer arrangements. General Cable does not engage in speculative metals trading or other speculative activities. Also, the Company does not engage in activities to hedge the underlying value of its copper and aluminum inventory.

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

Results of Operations

Three Months Ended June 30, 2001 Compared with Three Months Ended June 30, 2000

	Ongoing Businesses Second Quarter		Divested Businesses Second Quarter	Total Second Quarter
	2001	2000	2000	2001	2000
Net Sales	$552.5	$595.1	$ 152.6	$552.5	$747.7
Cost of sales	475.2	511.8	153.2	475.2	665.0

Gross profit (loss)	77.3	83.3	(0.6)	77.3	82.7
Selling, general and administrative expense	42.0	48.1	20.6	42.0	68.7

Operating income (loss)	35.3	35.2	(21.2)	35.3	14.0
Other income	8.1	—	—	8.1	—
Interest expense, net	(13.9)	(15.2)	(5.4)	(13.9)	(20.6)
Other financial costs	(6.0)	—	—	(6.0)	—

Earnings (loss) before income taxes	23.5	20.0	(26.6)	23.5	(6.6)
Income tax (provision) benefit	(8.3)	(7.1)	9.4	(8.3)	2.3

Net income (loss)	$15.2	$12.9	$ (17.2)	$15.2	$(4.3)

Earnings (loss) per common share — assuming dilution	$0.46	$0.38	$ (0.51)	$0.46	$(0.13)

GENERAL CABLE CORPORATION AND SUBSIDIARIES

The results of operations for the second quarter of 2000 are split between the ongoing and those divested to Pirelli.

Results of Ongoing Businesses

Net income was $15.2 million, or $0.46 per diluted share, in the second quarter of 2001 compared to $12.9 million, or $0.38 per diluted share, for the ongoing businesses in the second quarter of 2000. Excluding net after-tax gains in the quarter of $1.4 million, principally related to the recognition of a foreign exchange gain on the extinguishment of long term debt in the United Kingdom partially offset by one-time costs associated with the implementation of the Company’s Accounts Receivable Asset Backed Securitization program, the second quarter result was $13.8 million of net income or $0.42 per share, an increase of 7% and 11%, respectively, from the comparable second quarter 2000 pro forma results. The pro forma comparison excludes from the 2000 results the losses incurred in the businesses which were divested during the third quarter of 2000 to Pirelli Cavi e Sistemi, S.p.A. The all-in comparison is net income of $15.2 million and earnings per diluted share of $0.46 in the second quarter of 2001 versus a loss of $(4.3) million or $(0.13) per share in the second quarter of 2000.

Net sales for the second quarter of 2001 decreased 7% to $552.5 million, from $595.1 million recorded in the 2000 second quarter for the ongoing businesses. After adjusting second quarter 2000 net sales to reflect the $0.05 decrease in the average monthly price per pound of copper in the second quarter of 2001, net sales decreased 6% to $552.5 million, down from $587.9 million in the same period of 2000. The decrease in metals-adjusted net sales includes a 3% increase in sales of Communications cables. This increase was offset by a 10% decrease in Energy segment net sales versus the prior year period. Building Wire and Cordsets sales decreased 18% quarter-on-quarter as the Company managed down its building wire sales to optimize building wire operating results. The Specialty segment experienced a 3% decrease in net sales versus the year earlier period. The decrease in the Specialty segment sales includes the negative impact of the divestiture of the Pyrotenax business, which was sold in early March 2001. Adjusting the segment for the Pyrotenax sale, the Specialty segment would have reported a revenue increase of 7% quarter-on-quarter.

The 3% increase in the Communication segment’s metals-adjusted net sales reflects higher sales volume and selling prices for outside plant telecommunications cable partially offset by lower sales volume of high bandwidth networking cables. Metals-adjusted net sales of outside plant telecommunication's cable were up 21% and metals-adjusted net sales in the Company's International operation's communication products increased more than 70%. Sales of enhanced data communications cables increased by 39% over last year's second quarter and now comprise 64% of total category cable sales, up from 36% in the second quarter of 2000 and 62% in the first quarter of 2001.

The 10% decrease in metals-adjusted net sales for Energy Products reflects lower sales volume and price for certain components of the North American and Iberian utility cable markets. Sales volume in the North American utility market continues to be depressed due to uncertainty surrounding anticipated changes to government regulations, the California energy crisis and the general economic slowdown.

The 7% increase in metals-adjusted net sales in the Specialty segment, excluding the negative impact of the Pyrotenax business unit sale, was a result of an 18% increase in the Company's International operations and a 4% increase in sales of industrial power cables in North America.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

The 18% decrease in metals-adjusted net sales in the Building Wire and Cordsets segment reflects lower sales volume and selling prices for building wire products as the Company continues to manage down its building wire sales to optimize building wire operating results. Volume reductions and price deterioration of approximately 12% and 8%, respectively, negatively impacted building wire sales in the second quarter of 2001 versus the prior year.

Selling, general and administrative expense decreased to $42.0 million in the second quarter of 2001 from $48.1 million in the second quarter of 2000 reflecting both the lower sales volume and a reduction in controllable spending in response to general economic conditions. SG&A expense as a percent of metals-adjusted net sales dropped from 8.2% last year to 7.6% this year.

As of January 1, 2001, the Company changed its accounting method related to its non-North American metals inventory from the first-in first-out (FIFO) method to the last-in last-out (LIFO) method, resulting in a $0.9 million increase in operating income in the second quarter of 2001.

Operating income in the quarter of $35.3 million was flat compared to $35.2 million of operating income for the same period in 2000. This result, despite the overall metals-adjusted net sales decrease, reflects manufacturing cost reductions including savings related to increased in-house production of telecommunications cables at the Tetla (Mexico) facility acquired last year, sales mix improvements resulting from an increase in higher margin Communications cable sales, coupled with decreased sales of certain lower margin Building Wire and Cordsets products and reduced selling, general and administrative expenses. These earnings improvements were partially offset by lower utility sales volume and lower building wire pricing. Building wire price premiums averaged $0.65 per pound in the second quarter of 2001, down from $0.71 per pound in the second quarter of 2000 and down from $0.69 per pound in the first quarter of 2001. The decrease in pricing resulted in a $3.1 million decline in the operating results reported by the building wire business in the second quarter of 2001 versus the same quarter of 2000.

Net interest expense was $13.9 million in the second quarter of 2001 compared to $15.2 million for the second quarter of 2000. The decrease reflects lower interest rates under the credit facility and interest savings from the Company's implementation of an Accounts Receivable Asset Backed Securitization program partially offset by increased borrowings related to the funding of losses sustained during the prolonged European Union approval process for the business units divested in the third quarter 2000 Pirelli transaction as well as higher credit spreads. Interest expense for the ongoing businesses for the second quarter of 2000 was computed on a pro forma basis as if the sale to Pirelli occurred on January 1, 2000 for $216.0 million.

The effective tax rate for the second quarter of 2001 and 2000 was 35.5%.

Prior Year Results of Divested Businesses

The prior year results for the divested businesses reflect the actual operating results of the businesses and allocated interest costs incurred based on the assumed January 1, 2000 acquisition price of $216.0 million. The pro forma net loss from the divested businesses in the second quarter of 2000 was $(17.2) million or $(0.51) per share.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Six Months Ended June 30, 2001 Compared with Six Months Ended June 30, 2000

	Ongoing Businesses First Six Months		Divested Businesses First Six Months	Total First Six Months
	2001	2000	2000	2001	2000
Net Sales	$1,114.5	$1,161.5	$303.0	$1,114.5	$1,464.5
Cost of sales	962.2	1,005.5	299.4	962.2	1,304.9

Gross profit	152.3	156.0	3.6	152.3	159.6
Selling, general and administrative expense	86.0	95.5	45.0	86.0	140.5
Unusual items	(8.7)	—	—	(8.7)	—

Operating income (loss)	75.0	60.5	(41.4)	75.0	19.1
Other income	8.1	—	—	8.1	—
Interest expense, net	(31.3)	(29.3)	(10.3)	(31.3)	(39.6)
Other financial costs	(10.4)	—	—	(10.4)	—

Earnings (loss) before income taxes	41.4	31.2	(51.7)	41.4	(20.5)
Income tax (provision) benefit	(14.7)	(11.1)	18.3	(14.7)	7.2

Net income (loss)	$26.7	$20.1	$(33.4)	$26.7	$(13.3)

Earnings (loss) per common share – assuming dilution	$0.81	$0.59	$(0.98)	$0.81	$(0.39)

Results of Ongoing Business

Net income was $26.7 million, or $0.81 per diluted share, in the first six months of 2001 compared to $20.1 million, or $0.59 per diluted share, for the ongoing businesses in the first six months of 2000. Excluding a net after-tax gain of $4.1 million principally related to the sale of the Pyrotenax business and a foreign exchange gain from the extinguishment of long-term debt in the United Kingdom, partially offset by one-time costs associated with the Company's implementation of an Accounts Receivable Asset Backed Securitization program and a financially favorable restructuring of the Company's interest costs, the results for the first six months of 2001 were $22.6 million of net income or $0.69 per share, an increase of 12% and 17%, respectively, from the comparable first six months of 2000 pro forma results. The pro forma comparison excludes from the 2000 results the losses incurred in the businesses which were divested during the third quarter of 2000 to Pirelli Cavi e Sistemi, S.p.A. The all-in comparison is net income of $26.7 million and earnings per diluted share of $0.81 in the first six months of 2001 versus a loss of $(13.3) million or $(0.39) per share in the first six months of 2000.

Net sales decreased 4% to $1,114.5 million in the first six months of 2001 from $1,161.5 million for the same period in 2000. After adjusting 2000 net sales to reflect the $0.03 decrease in the average monthly Comex price per pound of copper in the first six months of 2001, net sales decreased 3.5% to $1,114.5 million, down from $1,154.8 million for the same period in 2000. The decrease in metals-adjusted net sales reflects a 5% increase in Communication Products offset by a 6% decrease in Energy Products, a 2% decrease in Specialty Products, and a 14% decrease in Building Wire and Cordsets Products.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

The 5% increase in Communications Products metals-adjusted net sales reflects higher sales volume and selling prices for outside plant telecommunications cable partially offset by lower sales volume of high bandwidth networking cables. Metals-adjusted net sales of outside plant telecommunications cable increased 13% and communications cables metals-adjusted net sales in the Company's international operations increased nearly 70%.

The 6% decrease in Energy Products net sales reflects lower sales volume and price for certain segments of the North American utility cable market partially due to a large non-recurring project in the first quarter of 2000. Partially offsetting these sales decreases were sales volume increases in the Iberian utility cable market.

The 2% decrease in Specialty Products metals-adjusted net sales includes the negative impact of the divestiture of the Pyrotenax business, which was sold in early March 2001. Excluding the negative impact of the Pyrotenax sale on the year over year comparison, Specialty Products metals-adjusted net sales increased 5%. Metals-adjusted net sales of industrial power cables increased 5% in North America and 10% in the Company's international operations.

The 14% decrease in Building Wire and Cordsets Products net sales reflects lower sales volume and selling prices for building wire products as the Company managed down its building wire sales to optimize building wire operating results. Building wire operating performance was negatively impacted by volume reduction and price deterioration of approximately 9% and 6%, respectively, in the first six months of 2001 versus the prior year.

Selling, general and administrative expense decreased to $86.0 million for the first six months of 2001 from $95.5 million in the same period in 2000 reflecting the lower sales volume and a reduction in controllable spending in response to general economic conditions. SG&A expense as a percent of net sales improved by approximately 60 basis points, from 8.3% last year to 7.7% this year.

During the first six months, the Company completed the sale of its Pyrotenax business to Raychem HTS Canada, Inc., a business unit of Tyco International, Ltd. for proceeds of $60 million, subject to closing adjustments. The business, with operations in Canada and the United Kingdom, principally produced mineral insulated high-temperature cables. The Company also announced the closure of a manufacturing plant, reduced headcount throughout its worldwide operations, divested a non-strategic business which designs and manufactures extrusion tooling and accessories and provided for certain other costs. After adjusting for the net cost of the assets sold and for the expenses associated with the transactions, the Company realized a pre-tax gain of $8.7 million. The net proceeds from the transactions have been used to reduce the Company's debt.

Operating income, excluding the pre-tax gain of $8.7 million noted above, increased 10% to $66.3 million for the first six months of 2001 from $60.5 million for the same period in 2000. The increase reflects manufacturing cost reductions including savings related to increased in-house production of telecommunications cables at the Tetla (Mexico) facility acquired last year, sales mix improvements resulting from an increase in higher margin Communications cable sales, coupled with decreased sales of certain lower margin Building Wire and Cordsets Products and reduced selling, general and administrative expenses. These earnings improvements were partially offset by lower utility sales volume (including the impact from a one-time project in the first quarter of 2000) and lower building wire pricing. Building wire

GENERAL CABLE CORPORATION AND SUBSIDIARIES

price premiums averaged $0.67 per pound in the first six months of 2001, down from $0.71 in the first six months of 2000. Other income for the quarter of $8.1 million is principally comprised of a foreign exchange gain on the extinguishment of long-term debt in the United Kingdom.

Net interest expense was $31.3 million in the first six months of 2001 compared to $29.3 million in the first six months of 2000. The increase reflects increased borrowings related to the funding of losses sustained during the prolonged European Union approval process for the business units divested in the third quarter 2000 Pirelli transaction, as well as higher credit spreads partially offset by lower interest rates under the credit facility in the second quarter and interest savings from the Company's Accounts Receivable Asset Backed Securitization program. Interest expense for the ongoing businesses for the first half of 2000 was computed on a pro forma basis as if the sale to Pirelli occurred on January 1, 2000 for $216.0 million.

During the first six months of 2001, the Company recorded other financial costs of $10.4 million as a result of recognizing $4.2 million of one-time costs associated with the implementation of its Asset Backed Securitization program. The Company also wrote off $2.0 million in unamortized bank fees as a result of the application of the Pyrotenax proceeds and the Asset Backed Securitization program proceeds against outstanding debt, and the Company recorded a loss of $4.2 million related to interest rate collars which were terminated. The collars were terminated in part due to the reduction of indebtedness associated with the Pyrotenax and Pirelli transactions, as well as to allow the Company to more fully benefit from the more favorable interest rate environment and future interest rate reductions.

The effective tax rate for the first six months of 2001 and 2000 was 35.5%.

Prior Year Results of Divested Businesses

The prior year results for the divested businesses reflect the actual operating results of the businesses and allocated interest costs incurred based on the assumed January 1, 2000 acquisition price of $216.0 million. The pro forma net loss from the divested business in the first six months of 2000 was $(33.4) million or $(0.98) per share.

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

Cash flow provided in operating activities in the first six months of 2001 was $137.7 million. This principally reflects a $148.3 million decrease in trade receivables related to the Company's implementation of an Accounts Receivable Asset Backed Securitization program, a $12.1 million increase in accounts payable, accrued and other liabilities, a $2.3 million decrease in other assets and net income before depreciation, amortization, foreign exchange and net after tax gain on sale of business of $25.0 million. Partially offseting these cash inflows were an increase in retained accounts receivable of $36.5 million and an increase in inventory of $13.5 million.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Cash flow provided by investing activities was $39.2 million in the first six months of 2001. This principally reflects net proceeds of $56.2 million from the sale of the Pyrotenax business, $3.6 million from the sale of the Company's extrusion tooling and accessories business and proceeds of $6.1 million from the sale of land in Germany formerly used by the Company's now liquidated joint venture. These proceeds were partially offset by $28.2 million of capital expenditures.

Cash flow used by financing activities in the first six months of 2001 was $169.5 million, primarily reflecting the application of the $214.2 million in proceeds from the sale of the Pyrotenax business, the sale of the Company's extrusion tooling and accessories business, the Accounts Receivable Securitization financing transaction and the German land sale partially offset by additional borrowings of $50.2 million under General Cable's credit facility. The Company repurchased the remaining authorized amount of General Cable stock for $2.2 million pursuant to a previously approved plan to repurchase up to $50 million of its stock. Additionally, $3.3 million of dividends were paid to shareholders of common stock during the first six months of the year.

The Company's credit facility was entered into with one lead bank as administrative agent, and a syndicate of lenders. The facility, as amended and reduced by prepayments, consists of: 1) term loans in Sterling, Euros and Dollars in an aggregate amount up to $35.3 million, 2) term loans in Dollars in an aggregate amount up to $360.3 million and 3) revolving loans and letters of credit in Dollars and foreign currencies in an aggregate amount up to $250.0 million. Borrowings are secured by assets of the Company's North American operations and a portion of the stock of its non-North American subsidiaries and are also guaranteed by the Company's principal operating subsidiaries.

Borrowings under the facility were $441.5 million at June 30, 2001. Loans under the facility bear interest, at the Company's option, at (i) a spread over LIBOR or (ii) a spread over the Alternate Base Rate, which is defined as the higher of (a) the agent's Prime Rate, (b) the secondary market rate for certificates of deposit (adjusted for reserve requirements) plus 1% or (c) the Federal Funds Effective Rate plus ½ of 1%.

A commitment fee accrues on the unused portion of the credit facility. The commitment fee ranges between 35 and 50 basis points per annum and the spread over LIBOR on all loans under the facility ranges between 175 and 325 basis points per annum. Both the commitment fee and the spread over LIBOR are subject to periodic adjustment depending upon the Company's Leverage Ratio.

The Company amended its credit facility in January 2001 to permit increased financial flexibility by altering financial covenants (to accommodate changes related to the Acquisition and subsequent divestiture to Pirelli, and the Telmag acquisition), and by increasing potential access to the capital markets for the trade receivables securitization program and other items. As a result of the amendment, the Company's spread over LIBOR increased by 25 basis points across all levels of its leveraged-based pricing grid. One-time fees and expenses associated with the amendment were approximately $2.6 million and are being amortized over the remaining life of the credit agreement. The credit facility, as amended, restricts certain corporate acts and contains required minimum financial ratios and other covenants.

Scheduled repayments under the term loans began in December 2000 with the final maturity in June 2007. The Company anticipates being able to meet its obligations as they come due.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

PART II - Other Information

Item 4.         Results of Votes of Security Holders

General Cable's Annual Meeting of Shareholders was held on May 11, 2001. Proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934 and each of the following matters was voted upon and approved by the shareholders as indicated below. Of the 32,678,907 shares outstanding, 2,735,823 were not voted.

a)	Election of Directors:
		For	Against
	Jeffrey Noddle John E. Welsh, III	29,677,492 29,688,923	265,592 254,161

The following Directors are continuing in office after the date of the Annual Meeting: Gregory B. Kenny, Robert L. Smialek and Gregory E. Lawton. Stephen Rabinowitz was serving as Director until he announced his retirement on August 7, 2001.

b)	Ratification of appointment of Deloitte & Touche LLP to audit the 2001 consolidated financial statements of General Cable. Votes for - 29,680,447; votes against - 253,511; and abstentions - 9,126.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits - None.

(b) Reports on Form 8-K - None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL CABLE CORPORATION

Signed: August 14, 2001	By: /s/ CHRISTOPHER F. VIRGULAK Christopher F. Virgulak Executive Vice President and Chief Financial Officer