Form 10-Q
period 2001-09-30
GENERAL CABLE CORP /DE/
filed 2001-11-14
CIK 886035

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2001
Commission File No. 1-12983

GENERAL CABLE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	06-1398235

(State or other jurisdiction of corporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2001

Common Stock, $.01 Par Value	32,837,791

GENERAL CABLE CORPORATION

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net sales	$389.5	$521.6	$1,291.1	$1,736.8

Cost of sales	330.2	446.5	1,087.6	1,515.6

Other costs	7.0	—	7.0	—

Total cost of sales	337.2	446.5	1,094.6	1,515.6

Gross profit	52.3	75.1	196.5	221.2

Selling, general and administrative expenses	34.9	61.7	110.8	189.9

Unusual items, net	5.5	31.0	(3.2)	31.0

Operating income (loss)	11.9	(17.6)	88.9	0.3

Other income	—	—	8.1	—

Interest income (expense):

Interest expense	(10.4)	(15.0)	(35.0)	(47.5)

Interest income	0.6	0.8	1.3	2.2

Other financial costs	—	(3.3)	(10.4)	(3.3)

	(9.8)	(17.5)	(44.1)	(48.6)

Earnings (loss) from continuing operations before income taxes	2.1	(35.1)	52.9	(48.3)

Income tax (provision) benefit	(0.7)	12.5	(18.8)	17.2

Income (loss) from continuing operations	1.4	(22.6)	34.1	(31.1)

Loss from operations of discontinued operations (net of tax)	(0.8)	(1.7)	(6.8)	(6.5)

Loss on disposal of discontinued operations (net of tax)	(32.7)	—	(32.7)	—

Net loss	$(32.1)	$(24.3)	$(5.4)	$(37.6)

EPS of Continuing Operations

Earnings (loss) per common share	$0.04	$(0.68)	$1.04	$(0.92)

Weighted average common shares	32.8	33.4	32.7	33.8

Earnings (loss) per common share-assuming dilution	$0.04	$(0.68)	$1.03	$(0.92)

Weighted average common shares-assuming dilution	33.5	33.4	33.1	33.8

EPS of Discontinued Operations

Earnings (loss) per common share	$(1.02)	$(0.05)	$(1.21)	$(0.19)

Earnings (loss) per common share-assuming dilution	$(1.02)	$(0.05)	$(1.21)	$(0.19)

EPS of Total Company

Earnings (loss) per common share	$(0.98)	$(0.73)	$(0.17)	$(1.11)

Earnings (loss) per common share-assuming dilution	$(0.98)	$(0.73)	$(0.17)	$(1.11)

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except share data)

ASSETS	September 30,	December 31,
	2001	2000

	(unaudited)
Current Assets:

Cash	$14.1	$21.2

Receivables, net	212.2	366.3

Inventories	379.7	408.0

Deferred income taxes	22.9	22.8

Prepaid expenses and other	42.3	46.0

Total current assets	671.2	864.3

Property, plant and equipment, net	362.2	379.4

Deferred income taxes	27.1	26.8

Other non-current assets	42.8	48.7

Total assets	$1,103.3	$1,319.2

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$286.4	$335.0

Accrued liabilities	155.9	135.0

Current portion of long-term debt	34.4	19.0

Total current liabilities	476.7	489.0

Long-term debt	464.4	611.9

Deferred income taxes	5.7	5.7

Other liabilities	53.2	84.1

Total liabilities	1,000.0	1,190.7

Shareholders’ Equity:

Common stock, $0.01 par value:

Issued and outstanding shares:

September 30, 2001 – 32,827,607 (net of 4,754,425 treasury shares) December 31, 2000 – 32,649,299 (net of 4,399,625 treasury shares)	0.4	0.4

Additional paid-in capital	96.6	91.4

Treasury stock	(50.0)	(47.8)

Retained earnings	87.2	97.5

Accumulated other comprehensive loss	(25.4)	(7.4)

Other shareholders’ equity	(5.5)	(5.6)

Total shareholders’ equity	103.3	128.5

Total liabilities and shareholders’ equity	$1,103.3	$1,319.2

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Nine Months Ended
	September 30,

	2001	2000

Cash flows of operating activities:

Net loss	$(5.4)	$(37.6)

Adjustments to reconcile net loss to net cash provided (used) by operating activities:

Depreciation and amortization	27.8	45.8

Foreign currency translation adjustment	(8.5)	—

Deferred income taxes	1.3	0.1

Net after tax gain on sale of business	(15.4)	—

Changes in operating assets and liabilities, net of effect of divestitures:

Sale of receivables, net of transaction costs paid at closing	145.0	—

Increase in receivables	(3.9)	(79.1)

(Increase) decrease in inventories	10.5	(26.5)

(Increase ) decrease in other assets	12.1	(2.5)

Increase (decrease) in accounts payable, accrued and other liabilities	(66.0)	71.2

Net cash flows of operating activities	97.5	(28.6)

Cash flows of investing activities:

Proceeds from properties sold	6.6	0.3

Proceeds from sale of businesses, net of cash sold	59.8	158.1

Acquisitions, net of cash acquired	—	(19.0)

Capital expenditures	(41.5)	(43.0)

Other, net	3.4	(1.4)

Net cash flows of investing activities	28.3	95.0

Cash flows of financing activities:

Dividends paid	(4.9)	(5.1)

Net changes in revolving credit borrowings	37.0	73.0

Repayment of long-term debt	(162.8)	(125.9)

Acquisition of treasury stock	(2.2)	(5.6)

Net cash flows of financing activities	(132.9)	(63.6)

Increase (decrease) in cash	(7.1)	2.8

Cash-beginning of period	21.2	38.0

Cash-end of period	$14.1	$40.8

SUPPLEMENTAL INFORMATION

Income taxes paid, net of refunds	$1.8	$5.2

Interest paid	$48.1	$57.5

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(in millions, except share amounts)
(unaudited)

						Accumulated
	Common Stock		Additional			Other	Other
			Paid-In	Treasury	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Stock	Earnings	Income(Loss)	Equity	Total

Balance, December 31, 1999	33,999,633	$0.4	$90.5	$(37.7)	$130.6	$1.6	$(8.1)	$177.3

Comprehensive loss:

Net loss					(37.6)			(37.6)

Foreign currency translation adjustment						(12.4)		(12.4)

Comprehensive loss								(50.0)

Dividends					(5.1)			(5.1)

Issuance of restricted stock	9,257		0.1					0.1

Amortization of restricted stock and other			0.8				1.6	2.4

Acquisition of treasury stock	(664,025)			(5.6)				(5.6)

Other	3,765		(0.3)				0.2	(0.1)

Balance, September 30, 2000	33,348,630	$0.4	$91.1	$(43.3)	$87.9	$(10.8)	$(6.3)	$119.0

Balance, December 31, 2000	32,649,299	$0.4	$91.4	$(47.8)	$97.5	$(7.4)	$(5.6)	$128.5

Comprehensive loss:

Net loss					(5.4)			(5.4)

Foreign currency translation adjustment						(12.6)		(12.6)

Loss on change in fair value of financial instruments						(5.4)		(5.4)

Comprehensive loss								(23.4)

Dividends					(4.9)			(4.9)

Purchase of treasury shares	(354,800)			(2.2)				(2.2)

Issuance of restricted stock	357,500		2.7				(2.7)	—

Amortization of restricted stock and other			0.3				2.1	2.4

Exercise of stock options	175,075		2.0					2.0

Other	533		0.2				0.7	0.9

Balance, September 30, 2001	32,827,607	$0.4	$96.6	$(50.0)	$87.2	$(25.4)	$(5.5)	$103.3

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

Basis of Presentation The accompanying unaudited consolidated financial statements of General Cable Corporation and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of results that may be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable’s 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2001. Certain reclassifications have been made to the prior year to conform to the current year’s presentation.

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

SFAS No. 133, as applied to General Cable’s risk management strategies, may increase or decrease reported net income and shareholders’ equity prospectively depending on changes in interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows or economic risk. See further discussion in Note 8.

General Cable has entered into interest rate swap and collar agreements designed to hedge underlying debt obligations. During the first quarter of 2001 the Company incurred a cost of $4.2 million related to interest rate collars which were terminated.

Foreign currency and commodity contracts are used to hedge future sales and purchase commitments. Unrealized gains and losses on such contracts are recorded in other comprehensive income until the underlying transaction occurs at which point such amounts are recorded into income which will occur over periods less than one year.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable Securitization The Company accounts for the securitization of accounts receivable in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125”. At the time the receivables are sold, the balances are removed from the Consolidated Balance Sheet. Costs associated with the transaction, primarily related to the discount and the one-time program implementation costs, are included in interest income (expense) in the Consolidated Statement of Operations. This statement, which became effective for the Company during the second quarter of 2001, modifies certain standards for the accounting of transfers of financial assets and also requires expanded financial statement disclosures related to securitization activities. See further discussion in Note 6.

New Standards In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 “Business Combinations”, SFAS No. 142 “Goodwill and Other Intangible Assets” and SFAS No. 143 “Accounting for Asset Retirement Obligations”. SFAS No. 141 requires that all business combinations be accounted for under the purchase accounting method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s carrying value and that intangible assets other than goodwill should be amortized over their useful lives. Implementation of SFAS No. 141 and SFAS No. 142 is required for fiscal 2002. SFAS No. 143 requires entities to establish liabilities for legal obligations associated with the retirement of tangible long-lived assets. Implementation of SFAS No. 143 is required for fiscal 2003. In August 2001, SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued. SFAS No. 144 addresses financial accounting and reporting for impairment of long-lived assets to be held and used, and of long-lived assets and components of an entity to be disposed of. Implementation is required for fiscal 2002. Management does not believe the impact of adopting SFAS No. 141; SFAS No. 142, SFAS No. 143 and SFAS No. 144 will have a material impact on the consolidated financial condition, results of operations or cash flows of General Cable.

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

In December 1999, the Company decided to sell certain businesses due to their deteriorating operating performance. On February 9, 2000, the Company signed a definitive agreement with Pirelli Cavi e Sistemi, S.p.A., of Milan, Italy (Pirelli) for the sale of the stock of these businesses for a purchase price of $216 million, subject to closing adjustments. The closing adjustments included changes in net assets of the businesses sold since November 30, 1999, resulting from operating losses and other adjustments as defined in the sale agreement. The businesses sold were acquired from BICC plc during 1999 and consisted primarily of the operations in the United Kingdom, Italy and Africa and a joint venture interest in Malaysia. The businesses sold produced third quarter 2000 net sales and a net loss of $80.4 million and $(39.8) million, respectively and first nine months of 2000 net sales and a net loss of $383.4 million and $(73.2) million, respectively. Gross proceeds of $180 million were received during the third quarter of 2000 as a down payment against the final post-closing adjusted purchase price. Proceeds from the transaction were used to reduce the Company’s outstanding debt. During the third quarter of 2001, the final post-closing adjusted purchase price was agreed as $164 million resulting in the payment of $16 million to Pirelli. The Company had provided for a larger settlement amount and therefore $7 million of income was recorded in the third quarter of 2001.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2000, the Company acquired Telmag S.A. de C.V., a Mexico-based manufacturer of telecommunications cables, for $23.0 million. The acquisition brought in-house capacity sufficient to meet current outside plant telecommunications cable requirements as well as provide available capacity to meet anticipated future growth in demand for a broad range of telecommunications cables.

In March 2001, the Company sold the shares of its Pyrotenax business unit to Raychem HTS Canada, Inc., a business unit of Tyco International, Ltd., for $60 million, subject to closing adjustments. The business unit, with operations in Canada and the United Kingdom, principally produced mineral insulated high-temperature cables. The proceeds from the transaction were used to reduce the Company’s debt. General Cable has not yet agreed with Raychem HTS Canada, Inc. on the closing net asset balances of the transaction. If the parties are unable to resolve the disputed net asset adjustments, the dispute may proceed to arbitration under the terms of the sale contract. While the ultimate outcome of the above-mentioned matter cannot be ascertained at this time, based on information currently available, including a review of the proposed net asset adjustments, management of General Cable believes the outcome of the dispute will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of General Cable. Should a final settlement be reached that is materially different than that currently provided for in the balance sheet of the Company, the Company will have to recognize such difference in its income statement in the period the purchase price is fully settled.

In September 2001, the Company signed a definitive agreement with Southwire Company to sell substantially all of the manufacturing assets and inventory of its building wire business subject to certain conditions. Under the agreement, Southwire will purchase substantially all of the property, plant and equipment located at the Company’s Watkinsville, Georgia and Kingman, Arizona facilities and the wire and cable manufacturing equipment at its Plano, Texas facility. General Cable will retain and continue to operate its copper rod mill in Plano and will close its Plano wire mill. The building wire assets will be sold to Southwire for $82 million of cash proceeds and the transfer to the Company of certain data communication cable manufacturing assets during the fourth quarter of 2001, subject to closing adjustments. Proceeds from the transaction will be used to reduce the Company’s debt.

3. Unusual Items, Net

During the third quarter of 2001, the Company agreed with Pirelli on the final post-closing adjusted purchase price of the businesses sold in the third quarter 2000. As a result of the final settlement, the Company has recognized a $7.0 million pre-tax gain in the third quarter of 2001 for the difference in the actual settlement and the amount provided for in the Company’s balance sheet. The Company also incurred a $12.5 million one-time charge, principally consisting of severance and severance related costs. This charge relates to a planned reduction of headcount by approximately 100 employees as part of an overall reorganization in workforce at the Company’s headquarters and certain field locations. As of September 30, 2001, $8.9 million of the accruals had been utilized.

During the first quarter of 2001, the Company completed the sale of its Pyrotenax business to Raychem HTS Canada, Inc., a business unit of Tyco International, Ltd. for proceeds of $60 million, subject to closing adjustments. After adjusting for the net cost of the assets sold and for the expenses associated with the transaction, the Company realized a pre-tax gain of $23.8 million. The net proceeds from the sale have been used to reduce the Company’s debt. The Company also incurred charges for the closure of a manufacturing

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

plant ($4.8 million including $3.1 million related to severance for approximately 175 employees), announced a plan to reduce headcount throughout its worldwide operations by approximately 100 employees ($4.0 million), incurred a loss related to executing a definitive agreement to divest a non-strategic business which designs and manufactures extrusion tooling and accessories ($5.5 million) and provided for certain other costs ($0.8 million). As of September 30, 2001, $8.1 million of the accruals had been utilized. The Company expects to complete the above activities and therefore fully utilize the accruals by December 31, 2001.

In the third quarter of 2000, as a result of the sale of certain businesses to Pirelli, the Company recognized a $34.3 million charge. This charge was related to severance, transaction costs, contingencies, the realization of the foreign exchange translation loss on the divested businesses that was previously charged directly to equity and $3.3 million related to the write-off of unamoritzed bank fees due to the prepayment of indebtedness.

4. Other Income

During the second quarter of 2001, the Company recognized a non-recurring pre-tax gain of $8.6 million related to a foreign exchange gain on the extinguishment of long-term debt in the United Kingdom partially offset by one-time costs of $0.5 million to close out foreign exchange contracts at one of the Company’s international subsidiaries.

5. Discontinued Operations

On September 5, 2001, the Company announced its decision to sell its building wire business and to exit its retail cordsets business, the results of which have been reported as discontinued operations in the third quarter. Operating results of the discontinued operations were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net Sales	$101.6	$145.2	$314.5	$394.5

Pre-tax loss from discontinued operations	$(1.3)	$(2.6)	$(10.7)	$(10.0)

Income tax benefit	0.5	0.9	3.9	3.5

Pre-tax loss on disposal of discontinued operations	(50.6)	—	(50.6)	—

Income tax benefit	17.9	—	17.9	—

Loss from discontinued operations	$(33.5)	$(1.7)	$(39.6)	$(6.5)

Administrative expenses formerly allocated to these businesses for segment reporting purposes have been reallocated to continuing operations. A portion of the Company’s overall interest expense has been allocated to these businesses based upon the outstanding debt balance attributable to those operations. Taxes have been allocated using the same overall rate incurred by the Company in each of the periods presented.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the third quarter of 2001, the Company recorded a $50.6 million loss on disposal of discontinued operations. The components of this charge include $21.4 million related to the sale of the building wire business, $16.6 million for the closure of the Company’s Montoursville, Pennsylvania facility which manufactured retail cordsets, $10.6 million for the closure of four regional distribution centers and $2.0 million for other costs.

Assets and liabilities of the discontinued operations were as follows (in millions):

	September 30,	December 31,
	2001	2000

Accounts receivable (retained interest in accounts receivable at September 30, 2001)	$10.4	$84.5

Inventory	51.7	85.1

Property, plant & equipment	42.0	52.1

Other assets	0.5	0.7

Current liabilities	(37.7)	(61.4)

Other liabilities	(1.2)	(0.7)

	$65.7	$160.3

6. Accounts Receivable Asset Backed Securitization

On May 9, 2001, the Company completed an Accounts Receivable Asset Backed Securitization Financing transaction (“Securitization Financing”). The Securitization Financing provides for certain domestic trade receivables to be sold to a wholly-owned, special purpose, bankruptcy-remote subsidiary without recourse. This subsidiary in turn sells the receivables to a trust which has issued, via private placement, fixed rate five-year certificates in the initial amount of $145 million. The Securitization Financing also establishes a separate variable certificate component for up to $45 million for seasonal borrowings which will fluctuate based on the eligible receivable balance. Sales of receivables under this program result in a reduction of total accounts receivable on the Company’s consolidated balance sheet. The Company’s retained interest in the receivables are carried at their fair value estimated as the net realizable value, which considers the relatively short liquidation period and includes an estimated provision for credit losses. In conjunction with the initial transaction, the Company incurred one-time charges of $4.2 million in the second quarter.

At September 30, 2001, the Company’s retained interest in accounts receivable and off-balance sheet financing as a result of the transaction was $102.8 million and $145.0 million, respectively. The effective interest rate was approximately 4.1% at September 30, 2001.

7. Inventories

Inventories consisted of the following (in millions):

	September 30,	December 31,
	2001	2000

Raw materials	$40.1	$52.7

Work in process	60.8	63.4

Finished goods	278.8	291.9

Total	$379.7	$408.0

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of January 1, 2001, General Cable changed its accounting method for its non-North American metal inventories from the first-in first-out (FIFO) method to the last-in first-out (LIFO) method. The impact of the change was an increase in operating income of $2.3 million, or $0.04 of earnings per share in the first nine months of 2001. Previously, General Cable had valued only its North American inventories using LIFO.

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

At September 30, 2001 and December 31, 2000, $344.2 million and $338.6 million, respectively, of inventories were valued using the LIFO method. Approximate replacement cost of inventories valued using the LIFO method totaled $311.7 million at September 30, 2001 and $332.4 million at December 31, 2000.

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

8. Long-term Debt

Long-term debt consisted of the following (in millions):

	September 30,	December 31,
	2001	2000

Term loans	$398.2	$562.0

Revolving loans	84.0	47.2

Other	16.6	21.7

	498.8	630.9

Less current maturities	34.4	19.0

	$464.4	$611.9

The Company’s current credit facility was entered into in 1999 with one lead bank as administrative agent, and a syndicate of lenders. The facility, as amended and reduced by prepayments, consists of: 1) term loans in Euros and Dollars in an aggregate amount up to $37.9 million, 2) term loans in Dollars in an aggregate amount up to $360.3 million and 3) revolving loans and letters of credit in Dollars and foreign currencies available in an aggregate amount up to $250.0 million. Borrowings are secured by assets of the Company’s North American operations and a portion of the stock of its non-North American subsidiaries and are also guaranteed by the Company’s principal operating subsidiaries.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In March 2001, the Company incurred a cost of $4.2 million related to interest rate collars which were terminated. Additionally, the Company entered into new interest rate swaps which effectively fixed interest rates for $275.0 million of borrowings under the credit facility as follows (dollars in millions):

		Fixed
	Notional	Interest
Period	Amounts	Rate

March 2001 to August 2002	$225.0	4.68%

March 2001 to August 2002	50.0	4.65%

9. Other Shareholders’ Equity

Other shareholders’ equity consisted of the following (in millions):

	September 30,	December 31,
	2001	2000

Loans to shareholders	$(4.7)	$(5.4)

Restricted stock	(0.8)	(0.2)

	$(5.5)	$(5.6)

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

10. Earnings (Loss) Per Common Share of Continuing Operations

A reconciliation of the numerator and denominator of earnings (loss) per common share of continuing operations to earnings (loss) per common share assuming dilution is as follows (in millions):

	Three Months Ended September 30,

	2001			2000

	Income		Per Share	Income		Per Share
	(Loss)(1)	Shares(2)	Amount	(Loss)(1)	Shares(2)	Amount

Earnings (loss) per common share	$1.4	32.8	$0.04	$(22.6)	33.4	$(0.68)

Dilutive effect of stock options	—	0.7		—	—

Earnings (loss) per common share- assuming dilution	$1.4	33.5	$0.04	$(22.6)	33.4	$(0.68)

	Nine Months Ended September 30,

	2001			2000

	Income		Per Share	Income		Per Share
	(Loss)1)	Shares(2)	Amount	(Loss)(1)	Shares(2)	Amount

Earnings (loss) per common share	$34.1	32.7	$1.04	$(31.1)	33.8	$(0.92)

Dilutive effect of stock options	—	0.4		—	—

Earnings (loss) per common share- assuming dilution	$34.1	33.1	$1.03	$(31.1)	33.8	$(0.92)

(1)	Numerator

(2)	Denominator

The earnings (loss) per common share-assuming dilution computation excludes the impact of 2.7 million and 3.5 million stock options and restricted stock units in the third quarter of 2001 and 2000, respectively, because their impact was anti-dilutive. In the first nine months of 2001 and 2000, the earnings loss per common share-assuming dilution computation excludes the impact of 3.0 million and 3.5 million stock options and restricted stock units, respectively.

11. Segment Information

Beginning in the third quarter of 2001, the Company has reported the Building Wire and Cordsets segment as discontinued operations for financial reporting purposes. Administrative expenses formerly allocated to this segment are now reported in continuing operations segments. Quarterly historical data for 2000 has been restated to reflect this change and is provided below for comparison purposes.

The Communications Group manufactures and sells wire and cable products which transmit low-voltage signals for voice, data, video and control applications. The Energy Group manufactures and sells wire and cable products which include low-, medium- and high-voltage power distribution and power transmission

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

products. The Specialty segment is comprised of application specific cables for uses such as electrical power generation (traditional fuels, alternative and renewable sources, and distributed generation), the oil, gas and petrochemical industries, mining, industrial automation, marine, military and aerospace applications, power applications in the telecommunications industry and other key industrial segments.

Summarized financial information for the Company’s operating segments for the three and nine months ended September 30, is as follows (in millions). Certain reclassifications have been made to the prior year to conform to the current year segment presentation.

	Three Months Ended September 30,

	Communications	Energy	Specialty
	Group	Group	Group	Corporate	Total

Net Sales:

2001	$148.8	$118.9	$121.8	—	$389.5

2000	160.0	171.8	189.8	—	521.6

Operating Income (Loss):

2001	11.6	7.5	5.3	$(12.5)	11.9

2000	15.4	(41.9)	8.9	—	(17.6)

Identifiable Assets:

September 30, 2001	385.6	224.4	287.8	205.5	1,103.3

December 31, 2000	340.1	183.6	374.4	421.1	1,319.2

	Nine Months Ended September 30,

	Communications	Energy	Specialty
	Group	Group	Group	Corporate	Total

Net Sales:

2001	$474.4	$399.4	$417.3	—	$1,291.1

2000	471.5	619.5	645.8	—	1,736.8

Operating Income (Loss):

2001	45.0	27.7	20.0	$(3.8)	88.9

2000	43.3	(64.1)	21.1	—	0.3

For the three months ended September 30, 2001, the operating loss included in corporate consists of $12.5 million in severance costs related to the corporate reorganization and $7.0 million in inventory disposal costs partially offset by the recognition of $7.0 million in income from the settlement of the final purchase price of certain assets sold to Pirelli. The corporate operating loss for the nine months ended September 30, 2001 includes the third quarter 200l loss offset by an $8.7 million net gain recognized in the first quarter of 2001 principally comprised of the gain on the sale of the Pyrotenax business, offset by other charges as discussed in Note 3. The identifiable assets of the discontinued operations are included in corporate.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized quarterly historical financial information for 2000 restated is as follows (in millions):

	2000 Restated

	Communications	Energy	Specialty
	Group	Group	Group	Corporate	Total

Net Sales:

First Quarter	$146.5	$221.3	$228.1	—	$595.9

Second Quarter	165.0	226.4	227.9	—	619.3

Third Quarter	160.0	171.8	189.8	—	521.6

Fourth Quarter	160.3	114.1	150.9	—	425.3

Operating Income (Loss):

First Quarter	$12.3	$(10.9)	$4.6	—	$6.0

Second Quarter	15.6	(11.3)	7.6	—	11.9

Third Quarter	15.4	(41.9)	8.9	—	(17.6)

Fourth Quarter	16.5	8.7	8.6	—	33.8

Identifiable Assets:

March 31, 2000	$301.7	$507.1	$412.5	$405.1	$1,626.4

June 30, 2000	303.8	523.5	383.1	386.0	1,596.4

September 30, 2000	336.6	177.1	351.7	455.9	1,321.3

December 31, 2000	340.1	183.6	374.4	421.1	1,319.2

GENERAL CABLE CORPORATION AND SUBSIDIARIES

ITEM 2

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

General

General Cable Corporation (the Company) is a leader in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for the communications, energy and specialty markets. Communications wire and cable products transmit low-voltage signals for voice, data, video and control applications. Energy cables include low-, medium- and high-voltage power distribution and power transmission products. Specialty wire and cable products conduct electrical current for industrial and commercial power and control applications.

All statements, other than statements of historical fact, included in this report, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are, or may be considered, forward-looking statements under relevant sections of the Securities Act of 1933 and the Securities Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in the forward-looking statements (Cautionary Statements) include: domestic and local country price competition, particularly in certain segments of the power cable and datacommunication cable markets, and other competitive pressures; general economic conditions, particularly in construction; the Company’s ability to retain key customers and distributors; the Company’s ability to increase manufacturing capacity; the Company’s ability to successfully integrate acquisitions and complete divestitures; the cost of raw materials, including copper; foreign currency exchange rate fluctuations; the level of growth in demand for products serving various segments of the communications markets; the Company’s ability to successfully introduce new or enhanced products; the impact of technological changes; the Company’s ability to achieve productivity improvements; and the impact of changes in industry standards and the regulatory environment. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements.

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

In December 1999, the Company decided to sell certain businesses due to their deteriorating operating performance. On February 9, 2000, the Company signed a definitive agreement with Pirelli Cavi e Sistemi, S.p.A., of Milan, Italy for the sale of the stock of these businesses for a purchase price of $216 million, subject to closing adjustments. The closing adjustments included changes in net assets of the businesses sold since November 30, 1999, resulting from operating losses and other adjustments as defined in the sale agreement. The businesses sold were acquired from BICC plc during 1999 and consisted primarily of the

GENERAL CABLE CORPORATION AND SUBSIDIARIES

operations in the United Kingdom, Italy and Africa and a joint venture interest in Malaysia. Gross proceeds of $180 million were received during the third quarter of 2000 as a down payment against the final post-closing adjusted purchase price. During the third quarter of 2001, the final post-closing adjusted purchase price was agreed as $164 million resulting in the payment of $16 million to Pirelli. The Company had provided for a larger settlement amount in the third quarter of 2000, therefore, $7 million of income was recognized in the third quarter of 2001. Proceeds from the transaction have been used to reduce the Company’s outstanding debt.

On September 5, 2001, the Company announced its decision to sell substantially all of the manufacturing assets and inventory of its building wire business to Southwire for approximately $82 million of cash proceeds and the transfer to the Company of certain datacommunication cable manufacturing equipment and its decision to exit the consumer cordsets business. Under the building wire sale agreement, Southwire will purchase substantially all of the property, plant and equipment located at the Company’s Watkinsville, Georgia and Kingman, Arizona facilities and the wire and cable manufacturing equipment at its Plano, Texas facility. General Cable will retain and continue to operate its copper rod mill in Plano and will close its Plano wire mill. The assets to be sold are used in manufacturing building wire products principally for the retail and electrical distribution markets. As a result of the decision to exit the consumer cordsets business, the Company has closed its Montoursville, Pennsylvania plant. This facility manufactured cordset products including indoor and outdoor extension cords, temporary lighting and extension cord accessories.

General Cable’s reported net sales are directly influenced by the price of copper and to a lesser extent aluminum. Copper prices have been volatile; with the copper cathode daily selling price on the COMEX averaging $0.67 per pound during the third quarter of 2001 and $0.75 per pound during the first nine months of 2001, $0.87 per pound for the third quarter of 2000 and $0.83 during the first nine months of 2000. However, as a result of a number of practices intended to match copper and aluminum purchases with sales, the Company’s overall profitability has not been significantly affected by changes in copper and aluminum prices. General Cable generally passes changes in copper and aluminum prices along to its customers, although there are timing delays of varying lengths depending upon the type of product, competitive conditions and particular customer arrangements. General Cable does not engage in speculative metals trading or other speculative activities. Also, the Company does not engage in activities to hedge the underlying value of its copper and aluminum inventory.

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Results of Operations

Three Months Ended September 30, 2001 Compared with Three Months Ended September 30, 2000

	Ongoing		Divested
	Businesses		Businesses	Total

	Third Quarter		Third Quarter	Third Quarter

	2001	2000	2000	2001	2000

Net sales	$389.5	$441.2	$80.4	$389.5	$521.6

Cost of sales	330.2	362.5	84.0	330.2	446.5

Other costs	7.0	—	—	7.0	—

Total cost of sales	337.2	362.5	84.0	337.2	446.5

Gross profit (loss)	52.3	78.7	(3.6)	52.3	75.1

Selling, general and administrative expense	34.9	41.6	20.1	34.9	61.7

Unusual items	5.5	—	31.0	5.5	31.0

Operating income (loss)	11.9	37.1	(54.7)	11.9	(17.6)

Interest expense, net	(9.8)	(10.5)	(3.7)	(9.8)	(14.2)

Other financial costs	—	—	(3.3)	—	(3.3)

Earnings (loss) before income taxes	2.1	26.6	(61.7)	2.1	(35.1)

Income tax (provision) benefit	(0.7)	(9.4)	21.9	(0.7)	12.5

Net income (loss) from continuing operations	1.4	17.2	(39.8)	1.4	(22.6)

Loss from discontinued operations (net of tax)	(0.8)	(1.7)		(0.8)	(1.7)

Loss on disposal of discontinued

operations (net of tax)	(32.7)	—	—	(32.7)	—

Net income (loss)	$(32.1)	$15.5	$(39.8)	$(32.1)	$(24.3)

Earnings (loss) of continuing operations per common share–assuming dilution	$0.04	$0.51	$(1.19)	$0.04	$(0.68)

Earnings (loss) of total company per common share–assuming dilution	$(0.98)	$0.46	$(1.19)	$(0.98)	$(0.73)

The results of operations for the third quarter of 2000 are split between the ongoing and those divested to Pirelli.

Results of Ongoing Businesses

The net loss was $(32.1) million, or $(0.98) per diluted share, in the third quarter of 2001 compared to net income of $15.5 million, or $0.46 per diluted share, for the ongoing businesses in the third quarter of 2000. The Company reported net after-tax non-recurring items of $40.8 million in the third quarter of 2001 consisting of an after-tax charge of $45.3 million related to the Company’s decision to sell its building wire business to Southwire, exit the consumer cordsets business, eliminate four regional distribution centers, as well as severance and other closure costs and an after-tax gain of $4.5 million related to the settlement of the final post-closing adjusted purchase price with Pirelli for assets sold in the third quarter of 2000. The after-tax components of the $45.3 million non-recurring charge are $13.8 million related to the sale of the building wire business, $10.7 million for exiting the consumer cordsets business, $11.4 million for the optimization of the Company’s distribution network and disposal of inventory and $9.4 million for severance and other items. Excluding the net after-tax charges of $40.8 million related to these non-recurring items, the third quarter result was $8.7 million of net income or $0.26 per share, a decrease of 44% in net income and 44% in earnings per diluted share, from the comparable third quarter 2000 pro forma results.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

The pro forma comparison excludes from the 2000 results the losses incurred in the businesses which were divested during the third quarter of 2000 to Pirelli Cavi e Sistemi, S.p.A. The all-in comparison is a net loss of $(32.1) million and loss per diluted share of $(0.98) in the third quarter of 2001 versus a loss of $(24.3) million or $(0.73) per share in the third quarter of 2000. As a result of the August 2000 sale to Pirelli, the Company recognized a $34.3 million charge in the third quarter of 2000. This charge was related to severance, transaction costs, contingencies, the realization of the foreign exchange translation loss on the divested businesses that was previously charged directly to equity and $3.3 million related to the write-off of unamortized bank fees due to the prepayment of indebtedness.

Results of Continuing Operations

Net sales for the third quarter of 2001 decreased 12% to $389.5 million, from $441.2 million recorded in the 2000 third quarter for the ongoing businesses. After adjusting second quarter 2000 net sales to reflect the $0.20 decrease in the average monthly price per pound of copper in the third quarter of 2001, net sales decreased 8% to $389.5 million, down from $425.2 million in the same period of 2000. The decrease in metals-adjusted net sales includes a 2% decrease in sales of Communications cables, a 6% decrease in sales of Energy cables and a 17% decrease in sales of Specialty cables.

The 2% decrease in the Communication segment’s metals-adjusted net sales reflects lower sales volume of high bandwidth networking cables partially offset by higher sales volume and selling prices for outside plant telecommunications cable. Metals-adjusted net sales of outside plant telecommunication’s cable were up 8% and metals-adjusted communication products net sales in the Company’s international operations more than doubled.

The 6% decrease in metals-adjusted net sales for Energy Products reflects lower sales volume and price for certain components of the North American utility cable markets. Sales volume in the North American utility market continues to be depressed due to uncertainty surrounding anticipated changes to government regulations, the California energy crisis and the general economic slowdown. Sales volume in the international utility market remained healthy because of strong exports of medium voltage energy cables from Iberia into the European markets and elsewhere.

Excluding the negative impact of the Pyrotenax business unit sale, metals-adjusted net sales in the Specialty segment decreased 9%. This decrease was a result of deterioration in demand in many of the industrial sectors of the North American economy, the primary drivers of this segment, partially offset by increased demand for mining, energy generation and military cables in North America.

Selling, general and administrative expense decreased to $34.9 million in the third quarter of 2001 from $41.6 million in the third quarter of 2000 reflecting both the lower sales volume and a reduction in controllable spending in response to general economic conditions. SG&A expense as a percent of metals-adjusted net sales dropped from 9.8% last year to 9.0% this year.

Operating income in the quarter, excluding non-recurring items, of $24.4 million decreased by 34% compared to $37.1 million of operating income for the same period in 2000. This result reflects lower sales volume across all three continuing segments as well as lower pricing in the Energy segment.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Net interest expense was $9.8 million in the third quarter of 2001 compared to $10.5 million for the third quarter of 2000. The decrease reflects lower interest rates under the credit facility and interest savings from the Company’s implementation of an Accounts Receivable Asset Backed Securitization program, partially offset by increased borrowings related to the funding of losses sustained during the prolonged European Union approval process for the business units divested in the third quarter 2000 Pirelli transaction, as well as higher credit spreads. Interest expense for the ongoing businesses for the second quarter of 2000 was computed on a pro forma basis as if the sale to Pirelli occurred on January 1, 2000 for $216.0 million.

The effective tax rate for the second quarter of 2001 and 2000 was 35.5%.

Prior Year Results of Divested Businesses

The prior year results for the divested businesses reflect the actual operating results of the businesses through the closing date of August 25, 2000, a $34.3 million charge related to the sale of the businesses and allocated interest costs incurred based on the assumed January 1, 2000 acquisition price of $216.0 million. The pro forma net loss from the divested businesses in the third quarter of 2000 was $(39.8) million or $(1.19) per share.

Nine Months Ended September 30, 2001 Compared with Nine Months Ended September 30, 2000

	Ongoing		Divested
	Businesses		Businesses	Total

	First Nine Months		First Nine Months	First Nine Months

	2001	2000	2000	2001	2000

Net sales	$1,291.1	$1,353.4	$383.4	$1,291.1	$1,736.8

Cost of sales	1,087.6	1,132.2	383.4	1,087.6	1,515.6

Other costs	7.0	—	—	7.0	—

Total cost of sales	1,094.6	1,132.2	383.4	1,094.6	1,515.6

Gross profit	196.5	221.2	—	196.5	221.2

Selling, general and administrative expense	110.8	124.8	65.1	110.8	189.9

Unusual items	(3.2)	—	31.0	(3.2)	31.0

Operating income (loss)	88.9	96.4	(96.1)	88.9	0.3

Other income	8.1	—	—	8.1	—

Interest expense, net	(33.7)	(31.3)	(14.0)	(33.7)	(45.3)

Other financial cost	(10.4)	—	(3.3)	(10.4)	(3.3)

Earnings (loss) before income taxes	52.9	65.1	(113.4)	52.9	(48.3)

Income tax (provision) benefit	(18.8)	(23.0)	40.2	(18.8)	17.2

Net income (loss) from continuing operations	34.1	42.1	(73.2)	34.1	(31.1)

Loss from discontinued operations (net of tax)	(6.8)	(6.5)	—	(6.8)	(6.5)

Loss on disposal of discontinued operations (net of tax)	(32.7)	—	—	(32.7)	—

Net Income	$(5.4)	$35.6	$(73.2)	$(5.4)	$(37.6)

Earnings (loss) of continuing operations per common share–assuming dilution	$1.03	$1.25	$(2.16)	$1.03	$(0.92)

Earnings (loss) of total company per common share–assuming dilution	$(0.17)	$1.05	$(2.16)	$(0.17)	$(1.11)

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Results of Ongoing Business

The net loss was $(5.4) million, or $(0.17) per diluted share, in the first nine months of 2001 compared to net income of $35.6 million, or $1.05 per diluted share, for the ongoing businesses in the first nine months of 2000. The Company reported net after-tax non-recurring items of $36.6 million in the first nine months of 2001. The year-to-date nonrecurring loss includes the charges incurred in the third quarter as well as a net gain of $4.2 million, consisting of an after-tax gain related to the sale of the Pyrotenax business and a foreign exchange gain from the extinguishment of long-term debt in the United Kingdom, partially offset by one-time costs associated with the Company’s Asset Backed Securitization program and a restructuring of the Company’s interest costs. Excluding these non-recurring items, the results for the first nine months of 2001 were $31.2 million of net income or $0.94 per share, a decrease of 12% and 10%, respectively, from the comparable first nine months of 2000 pro forma results. The pro forma comparison excludes from the 2000 results the losses incurred in the businesses which were divested during the third quarter of 2000 to Pirelli Cavi e Sistemi, S.p.A. The all-in comparison is a net loss of $(5.4) million and loss per diluted share of $(0.17) in the first nine months of 2001 versus a loss of $(37.6) million or $(1.11) per share in the first nine months of 2000. As a result of the August 2000 sale to Pirelli, the Company recognized a $34.3 million charge in the third quarter of 2000. This charge was related to severance, transaction costs, contingencies, the realization of the foreign exchange translation loss on the divested businesses that was previously charged directly to equity and $3.3 million related to the write-off of unamortized bank fees due to the prepayment of indebtedness.

Results of Continuing Operations

Net sales decreased 5% to $1,291.1 million in the first nine months of 2001 from $1,353.4 million for the same period in 2000. After adjusting 2000 net sales to reflect the $0.08 decrease in the average monthly Comex price per pound of copper in the first nine months of 2001, net sales decreased 3% to $1,291.1 million, down from $1,333.4 million for the same period in 2000. The decrease in metals-adjusted net sales reflects a 3% increase in Communication Products which was more than offset by a 6% decrease in Energy Products and a 7% decrease in Specialty Products.

The 3% increase in Communications Products metals-adjusted net sales reflects higher sales volume and selling prices for outside plant telecommunications cable partially offset by lower sales volume of high bandwidth networking cables. Metals-adjusted net sales of outside plant telecommunications cable increased 12% and communications cables metals-adjusted net sales in the Company’s international operations increased over 80%.

The 6% decrease in Energy Products net sales reflects lower sales volume and price for certain segments of the North American utility cable market partially due to a large non-recurring project in the first quarter of 2000. Partially offsetting these sales decreases were sales volume increases in the Iberian utility cable market.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

The 7% decrease in Specialty Products metals-adjusted net sales includes the negative impact of the divestiture of the Pyrotenax business, which was sold in early March 2001. Excluding the negative impact of the Pyrotenax sale on the year over year comparison, Specialty Products metals-adjusted net sales increased 1%. Metals-adjusted net sales of industrial power cables increased 70 basis points in North America and 5% in the Company’s international operations.

Selling, general and administrative expense decreased to $110.8 million for the first nine months of 2001 from $124.8 million in the same period in 2000 reflecting the lower sales volume and a reduction in controllable spending in response to general economic conditions. SG&A expense as a percent of metals adjusted net sales improved by approximately 80 basis points, from 9.4% last year to 8.6% this year.

During the first nine months, the Company completed the sale of its Pyrotenax business to Raychem HTS Canada, Inc., a business unit of Tyco International, Ltd. for proceeds of $60 million, subject to closing adjustments. The business, with operations in Canada and the United Kingdom, principally produced mineral insulated high-temperature cables. The Company also announced the closure of a manufacturing plant, reduced headcount throughout its worldwide operations, divested a non-strategic business which designs and manufactures extrusion tooling and accessories and provided for certain other costs. After adjusting for the net cost of the assets sold and for the expenses associated with the transactions, the Company realized a pre-tax gain of $8.7 million. The net proceeds from the transactions have been used to reduce the Company’s debt.

Operating income, excluding the non-recurring items noted above, decreased 4% to $92.7 million for the nine months of 2001 from $96.4 million for the same period in 2000. This result reflects lower sales volume across all three continuing segments as well as lower pricing in the Energy segment. Other income for the nine months of $8.1 million is principally comprised of a foreign exchange gain on the extinguishment of long-term debt in the United Kingdom.

Net interest expense was $33.7 million in the first nine months of 2001 compared to $31.3 million in the first nine months of 2000. The increase reflects increased borrowings related to the funding of losses sustained during the prolonged European Union approval process for the business units divested in the third quarter 2000 Pirelli transaction, as well as higher credit spreads partially offset by lower interest rates under the credit facility in the second and third quarters and interest savings from the Company’s Accounts Receivable Asset Backed Securitization program. Interest expense for the ongoing businesses for the first nine months of 2000 was computed on a pro forma basis as if the sale to Pirelli occurred on January 1, 2000 for $216.0 million.

During the nine months of 2001, the Company recorded other financial costs of $10.4 million as a result of recognizing $4.2 million of one-time costs associated with the implementation of its Asset Backed Securitization program. The Company also wrote off $2.0 million in unamortized bank fees as a result of the application of the Pyrotenax proceeds and the Asset Backed Securitization program proceeds against outstanding debt, and the Company recorded a loss of $4.2 million related to interest rate collars which were terminated. The collars were terminated in part due to the reduction of indebtedness associated with the Pyrotenax and Pirelli transactions, as well as to allow the Company to more fully benefit from the more favorable interest rate environment and future interest rate reductions.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

The effective tax rate for the first six months of 2001 and 2000 was 35.5%.

Prior Year Results of Divested Businesses

The prior year results for the divested businesses reflect the actual operating results of the businesses and allocated interest costs incurred based on the assumed January 1, 2000 acquisition price of $216.0 million. The pro forma net loss from the divested business in the first nine months of 2000 was $(73.2) million or $(2.16) per share.

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

Cash flow provided by operating activities in the first nine months of 2001 was $97.5 million. This principally reflects a $145.0 million decrease in trade receivables related to the Company’s implementation of an Accounts Receivable Asset Backed Securitization program, and a $12.1 million and a $10.5 million decrease in other assets and inventory, respectively. Partially offsetting these cash inflows were a decrease in accounts payable, accrued and other liabilities of $66.0 million, an increase in retained accounts receivable of $3.9 million and net loss before depreciation, amortization, foreign exchange and net after tax gain on sale of business of $0.2 million.

Cash flow provided by investing activities was $28.3 million in the first nine months of 2001. This principally reflects net proceeds of $56.2 million from the sale of the Pyrotenax business, $3.6 million from the sale of the Company’s extrusion tooling and accessories business and proceeds of $6.6 million primarily from the sale of land in Germany formerly used by the Company’s now liquidated joint venture. These proceeds were partially offset by $41.5 million of capital expenditures.

Cash flow used by financing activities in the first nine months of 2001 was $132.9 million, primarily reflecting the application of the $214.2 million in proceeds from the sale of the Pyrotenax business, the sale of the Company’s extrusion tooling and accessories business, the Accounts Receivable Securitization financing transaction and the German land sale partially offset by additional borrowings of $88.4 million under General Cable’s credit facility. The Company repurchased the remaining authorized amount of General Cable stock for $2.2 million pursuant to a previously approved plan to repurchase up to $50 million of its stock. Additionally, $4.9 million of dividends were paid to shareholders of common stock during the first nine months of the year.

The Company’s credit facility was entered into with one lead bank as administrative agent and a syndicate of lenders. The facility, as amended and reduced by prepayments, consists of: 1) term loans in Euros and Dollars in an aggregate amount up to $37.9 million, 2) term loans in Dollars in an aggregate amount up to $360.3 million and 3) revolving loans and letters of credit in Dollars and foreign currencies available in an aggregate amount up to $250.0 million. Borrowings are secured by assets of the Company’s North

GENERAL CABLE CORPORATION AND SUBSIDIARIES

American operations and a portion of the stock of its non-North American subsidiaries and are also guaranteed by the Company’s principal operating subsidiaries.

Borrowings under the facility were $482.2 million at September 30, 2001. Loans under the facility bear interest, at the Company’s option, at (i) a spread over LIBOR or (ii) a spread over the Alternate Base Rate, which is defined as the higher of (a) the agent’s Prime Rate, (b) the secondary market rate for certificates of deposit (adjusted for reserve requirements) plus 1% or (c) the Federal Funds Effective Rate plus 1/2 of 1%.

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

Scheduled repayments under the term loans began in December 2000 with the final maturity in May 2007. The Company anticipates being able to meet its obligations as they come due.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

PART II — Other Information

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	Asset Purchase Agreement between Southwire Company and General Cable Industries, Inc. and General Cable Corporation dated September 5, 2001.

10.2	Term Sheet dated August 7, 2001, for Retirement and Termination of Employment Agreement October 18, 1999, as Amended, between General Cable Corporation and Stephen Rabinowitz.

10.3	Amendment dated August 6, 2001, to Employment Agreement between Gregory B. Kenny and General Cable Corporation.

10.4	Amendment dated August 6, 2001, to Change-in-Control Agreement between Gregory B. Kenny and General Cable Corporation.

(b) Reports on Form 8-K – None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL CABLE CORPORATION

Signed: November 14, 2001	By:	s\CHRISTOPHER F. VIRGULAK Christopher F. Virgulak Executive Vice President and Chief Financial Officer