Form 10-K405
period 2001-12-31
GENERAL CABLE CORP /DE/
filed 2002-03-29
CIK 886035

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2001
Commission File No. 1-12983

GENERAL CABLE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	06-1398235
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4 Tesseneer Drive
Highland Heights, KY41076-9753
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
Yes  X    No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and need not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

As of March 1, 2002, there were 32,892,168 shares of the Registrant’s Common Stock outstanding. The aggregate market value of Common Stock held by non-affiliates was $409 million (based upon non-affiliate holdings of 32,187,511 shares and a market price of $12.70 per share).

Documents Incorporated by Reference:

Proxy Statement for the 2002 Annual Meeting of Shareholders (portions of which are incorporated by reference in Part III hereof).

GENERAL CABLE CORPORATION
INDEX TO ANNUAL REPORT
ON FORM 10-K

PART I.

Item 1. Business

General Cable Corporation (the Company) is a leader in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for the communications, energy, industrial and specialty markets. Communications wire and cable transmit low-voltage signals for voice, data, video and control applications. Energy cables include low-, medium- and high-voltage power distribution and power transmission products. Industrial and specialty wire and cable products conduct electrical current for industrial and commercial power and control applications. The Company believes that its principal competitive strengths include its breadth of product line; brand recognition; distribution and logistics; service and operating efficiency.

The Company is a Delaware corporation and was incorporated in April 1994. Its principal executive offices are located at 4 Tesseneer Drive, Highland Heights, Kentucky 41076-9753 and its telephone number is (859) 572-8000.

The Company and its predecessors have served various wire and cable markets for over 150 years. The Company’s immediate predecessor (Predecessor) was a unit of American Premier Underwriters, Inc. (American Premier), previously known as The Penn Central Corporation. American Premier acquired the Company’s existing wire and cable business in 1981 and significantly expanded the business between 1988 and 1991 by acquiring Carol Cable Company, Inc. and other wire and cable businesses and facilities. In June 1994, a subsidiary of Wassall PLC (Wassall) acquired the Predecessor by purchase of General Cable’s outstanding subordinated promissory note, the General Cable common stock held by American Premier and a tender offer for the publicly-held General Cable common stock. Between May and August 1997, Wassall consummated public offerings for the sale of all of its interest in General Cable’s common stock. The Company has operated as an independent public company since completion of the offerings.

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

In December 1999, the Company decided to sell certain businesses acquired from BICC plc due to their deteriorating operating performance. On February 9, 2000, the Company signed a definitive agreement with Pirelli Cavi e Sistemi, S.p.A., of Milan, Italy for the sale of the stock of these businesses; the sale was completed in the third quarter of 2000. The businesses sold consisted primarily of the operations in the United Kingdom, Italy and Africa and a joint venture interest in Malaysia. Gross proceeds of $180 million were received during the third quarter of 2000 as a down payment against the final post-closing adjusted purchase price. During the third quarter of 2001, the final post-closing adjusted purchase price was agreed as $164 million resulting in the payment of $16 million to Pirelli.

In September 2000, the Company acquired Telmag S.A. de C.V., a Mexico-based manufacturer of telecommunications cables for $23.0 million. The acquisition brought in-house additional outside plant telecommunications cable capacity as well as provided available capacity for a broad range of telecommunications cables.

In March 2001, the Company sold the shares of its Pyrotenax business unit to Raychem HTS Canada, Inc., a business unit of Tyco International, Ltd., for $60 million, subject to closing adjustments. The business unit, with operations in Canada and the United Kingdom, principally produced mineral insulated high-temperature cables.

In September 2001, the Company announced its decision to exit the consumer cordsets business. As a result of this decision, the Company closed its Montoursville, Pennsylvania plant. This facility manufactured cordset products including indoor and outdoor extension cords, temporary lighting and extension cord accessories.

In October 2001, the Company sold substantially all of the manufacturing assets and inventory of its building wire business to Southwire for $82 million of cash proceeds and the transfer to the Company of certain data communication cable manufacturing equipment. Under the building wire sale agreement, Southwire purchased the inventory and substantially all of the property, plant and equipment located at the Company’s Watkinsville, Georgia and Kingman, Arizona facilities and the wire and cable manufacturing equipment at its Plano, Texas facility. General Cable retained and continues to operate its copper rod mill in Plano. However, the Company has closed its Plano wire mill. The assets sold were used in manufacturing building wire products principally for the retail and electrical distribution markets.

As a result of the asset sales and divestitures, the Company has repositioned its operations into three main lines or segments: Communications, Energy and Industrial and Specialty businesses. The following table sets forth summarized financial information by reportable segment for the years ended December 31 (in millions). Beginning in the third quarter of 2001, the Company has reported the Building Wire and Cordsets segment as discontinued operations for financial reporting purposes. The prior periods have been restated to reflect this change. For the years 2000 and 1999, the financial information has been shown for the total company on an as reported basis and for the ongoing businesses after the closing of the transaction with Pirelli on a proforma basis. Certain reclassifications have been made to the prior years to conform to the current year segment presentation.

	Total Company

	2001	2000	1999

Net Sales:
Communications	$592.0	$631.8	$520.2
Energy	521.8	733.6	505.3
Industrial and Specialty	537.6	796.7	579.8

	$1,651.4	$2,162.1	$1,605.3

Operating Income:
Communications	$48.5	$59.8	$49.7
Energy	35.3	(24.4)	39.8
Industrial and Specialty	24.3	29.7	28.3

	108.1	65.1	117.8
Unusual Items and Other Costs	(3.8)	(31.0)	(24.5)

	$104.3	$34.1	$93.3

	Ongoing Businesses

		Proforma	Proforma
	2001	2000	1999

Net Sales:
Communications	$592.0	$631.8	$520.2
Energy	521.8	544.9	292.3
Industrial and Specialty	537.6	602.0	423.8

	$1,651.4	$1,778.7	$1,236.3

Operating Income:
Communications	$48.5	$59.8	$49.8
Energy	35.3	40.0	17.9
Industrial and Specialty	24.3	30.6	28.9

	108.1	$130.4	$96.6
Unusual Items and Other Costs	(3.8)	—	—

	$104.3	$130.4	$96.6

During 2001, the Company has operated its businesses in three geographic regions: 1) North America, 2) Europe and 3) Oceania.

North America

The principal products, markets, distribution channels and end-users of each of General Cable’s North American product categories are summarized below:

Product Category	Principal Products	Principal Markets	Principal Distribution	Principal End-Users
Channels

Communications Group:

Outside Voice and Data	Outside Plant Telecommunications Cable; Outside Service Wire	Telecom Local Loop	Direct; Distributors	Telecommunications System Operators

Data Communications	Multi-Conductor/Multi-Pair; Fiber Optic Cable; Shipboard; Military Fiber Cable	Computer Networking and Multimedia Applications	Distributors; Direct	Contractors; Original Equipment Manufacturers (“OEMs”); Systems Integrators; Military Customers

Electronics	Multi-Conductor; Coaxial Cable; Sound, Security/Fire Alarm	Building Management; Entertainment; Equipment Control	Distributors; Retailers; Direct	Contractors; Consumers; Industrial

Communication Assemblies	Cable Harness; Connector Cables	Telecommunication; Industrial Equipment; Medical Equipment	Direct	Communications and Industrial Equipment Manufacturers

Energy Group:

Utility	Low-Voltage, Medium- Voltage Distribution Cable; Bare Overhead Conductor; High-Voltage Transmission	Power Utility	Investor-Owned Utility Companies; Direct; Distributors; Public Power	Investor-Owned Utility Companies; Public Power; Municipals and Rural Electric Associations; Contractor (Utility) Development

Industrial and Specialty Group:

Instrumentation, Power, Control and Specialty	Rubber and Plastic- Jacketed Wire and Cable; Power and Industrial Cables; Instrumentation Control	Industrial Power and Control; Utility/Marine/Transit; Military; Mining; Power Generation	Distributors; Retailers; Direct; OEMs	Industrial; Consumers; Contractors; OEMs; Military Customers

Automotive	Ignition Wire Sets; Booster Cables	Automotive Aftermarket	Retailers; Distributors	Consumers

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

Outside Voice and Data Products

General Cable’s principal Outside Voice and Data Products are outside plant telecommunications cable and outside service wire. Outside plant telecommunications cable is short haul trunk, feeder or distribution cable from a telephone company central office to the subscriber premises. It consists of multiple paired conductors (ranging from 2 pairs to 4,200 pairs) and various types of sheathing, water- proofing, foil wraps and metal jacketing. Outside service wire is used to connect telephone subscriber premises to curbside distribution cable. During 2000, the Company expanded its manufacturing capacity of telecommunications cable through the acquisition of Telmag, S.A. de C.V.

General Cable sells its Outside Voice and Data Products primarily to telecommunications system operators through its direct sales force under supply contracts of varying lengths, and also to telecommunications distributors. The agreements do not guarantee a minimum level of sales. Product prices are subject to periodic adjustment based upon changes in the cost of copper and other factors.

Data Communications Products

The Company’s Data Communications Products are high-bandwidth twisted pair copper and fiber optic cable for the customer premise, local area networks, central office and OEM telecommunications equipment markets. Customer premise products are used for wiring at subscriber premises, and include computer, riser rated and plenum rated wire and cable. Riser cable runs between floors and plenum cable runs in air spaces, primarily above ceilings in non-residential structures. Local area network cables run between computers along horizontal race ways and in backbones between servers. Central office products interconnect components within central office switching systems and public branch exchanges. General Cable sells Data Communications Products primarily through distributors and agents under the General Cable® brand name.

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

Utility

The Company’s Utility Cables business is the leader in the supply of medium-voltage power distribution cables to the North American electric utility industry. The business manufactures low- and medium- voltage aluminum and copper cable, bare overhead aluminum conductor, high-voltage transmission cable and aluminum strip. Low- and medium-voltage cables are used for power distribution in the investor- owned utility and public power segments. High-voltage cables and bare conductor cables are transmission circuits in industrial facilities and independent power producer generating stations. Bare overhead conductor cable and aluminum strip have various uses in utility and industrial applications.

The Utility business has strategic alliances in the United States and Canada with a number of major customers and is strengthening its position through these agreements. The business utilizes a network of direct sales and authorized distributors to supply low-, medium-voltage and bare overhead cable products. This market is represented by approximately 3,500 utility companies.

Industrial and Specialty Group

The Industrial and Specialty Group manufactures and sells wire and cable products for use in a wide variety of capital goods and consumer uses. The principal product categories of the Industrial and Specialty group are portable cord and specialty cables and automotive products.

Instrumentation, Power, Control and Specialty Cables

The Company manufactures and sells a wide variety of rubber and plastic insulated portable cord products for power and control applications serving industrial, mining, entertainment, OEM, farming and other markets. Portable cord products are used for the distribution of electrical power, but are designed and constructed to be used in dynamic and severe environmental conditions where a flexible but durable power supply is required. Portable cord products include both standard commercial cord and cord products designed to customer specifications. Portable rubber-jacketed power cord, the Company’s largest selling cord product line, is typically manufactured without a connection device at either end and is sold in standard and customer-specified lengths. Portable cord is also sold to OEMs for use as power cords on their products and in other applications, in which case the cord is made to the OEMs’ specifications. The Company also manufactures portable cord for use with moveable heavy equipment and machinery. General Cable’s portable cord products are sold under the Carol® brand name, primarily through electrical distributors and electrical retailers to industrial customers, OEMs, contractors and consumers.

The Company’s portable cords are used in the installation of new industrial equipment and the maintenance of existing equipment, and to supply electrical power at temporary venues such as festivals, sporting events, concerts and construction sites. The Company expects demand for portable cord to be influenced by general economic activity.

The Company’s Industrial and Specialty products sold under the Brand Rex® brand name include low- voltage and data transmission cables, rail and mass transit cables, shipboard cables, off-shore platform cables, other industrial cables and cables for low-smoke, zero-halogen systems. Primary uses for these products include various applications within the power generating stations, marine, oil and gas, transit/locomotive, OEMs, machine builders, medical imaging, shipboard, aerospace industries, space flight and aircraft markets. Shipboard cables sold by the Company hold a leading position with the U.S. Navy. The Company’s Polyrad® XT marine wire and cable products also provide superior properties and performance levels that are necessary for heavy-duty industrial applications to on and offshore platforms, ships and oil rigs.

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

Europe and Oceania

The principal products, markets, distribution channels and end-users of each of General Cable’s Europe and Oceania product categories are summarized below:

Product Category	Principal Products	Principal Markets	Principal Distribution	Principal End-Users
Channels

Power Transmission and Distribution	Low-Voltage, Medium-Voltage and High-Voltage Power Cable	Utility	Distributors; Direct	Contractors; Industrial Power

Industrial	Instrumentation Control; Automotive Cables	Industrial, Power and Control	OEMs; Distributors; Direct	Industrial; Mining; Oil and Gas

Construction	Low-Voltage, Medium-Voltage and High-Voltage Cable	Non-Residential and Residential Construction	Distributors; Wholesalers	Industrial; Contractors

Data Communications	Communications Cables	Telecommunications	Distributors; Direct; OEMs	Telecommunications Systems Operators

Europe

The European business consists of General Cable-Spain and General Cable Cel-Cat-Portugal, which produce cables for energy, communications and industrial applications. These businesses provide a wide range of wire and cable products to a diverse customer base, both directly and through distributors and retailers.

The European business is headquartered in Barcelona, Spain, and has three manufacturing units in the Barcelona area and a manufacturing unit in Lisbon, Portugal, all of which are supported by centralized marketing, sales and product planning. The main markets served are Spain, Portugal, France, Argentina, Israel, Brazil, Belgium and the UK, with approximately 70% of sales generated in the Iberian market and the remaining 30% representing export sales.

Oceania

The Oceania business consists of a headquarters and manufacturing facility in New Zealand, a manufacturing facility in Fiji and sales offices in New Zealand and Australia. The business offers a broad product range in the energy, communications and electrical markets principally serving New Zealand, Australia, Fiji, and the Pacific Islands with certain products also sold into Asia and the Middle East.

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

Raw Materials

The principal raw material used by General Cable in the manufacture of its wire and cable products is copper. General Cable purchases copper in either cathode, rod or wire form from a number of major domestic and foreign producers, generally through annual supply contracts. In 2001, the Company produced approximately 31% of the copper rod used in its North American manufacturing operations at its cast copper rod mill in Plano, Texas. As a result of the divestiture of its building wire business in October 2001, the Company expects that the Plano rod mill will produce approximately 50% of its copper rod requirements in 2002. Copper is available from many sources, and General Cable believes that it is not dependent on any single supplier of copper. In 2001, the Company’s largest supplier of copper accounted for approximately 27% of the Company’s North American copper purchases.

General Cable has centralized its copper purchasing in North America to capitalize on economies of scale and to facilitate the negotiation of favorable purchase terms from suppliers. The cost of copper has been subject to considerable volatility over the past several years. However, as a result of a number of practices intended to match copper purchases with sales, the Company’s profitability has generally not been significantly affected by changes in copper prices. General Cable generally passes changes in copper prices along to its customers, although there are timing delays of varying lengths depending upon the type of product, competitive conditions and particular customer arrangements. Refer to Item 7A(Quantitative and Qualitative Disclosures About Market Risk) for further discussion of the impact of changing copper prices. The Company does not engage in speculative metals trading or other speculative activities, nor does it engage in activities to hedge the underlying value of its copper inventory.

Other raw materials utilized by the Company include aluminum, nylon, PVC resin and compounds, polyethylene and plasticizers, fluoropolymer compounds and a variety of filling, binding and sheathing materials. The Company believes that all of these materials are available in sufficient quantities through purchases in the open market.

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

Although in the aggregate these patents and trademarks are of considerable importance to the manufacturing and marketing of many of the Company’s products, the Company does not consider any single patent or trademark or group of patents or trademarks to be material to its business as a whole. While General Cable occasionally obtains patent licenses from third parties, none are deemed to be material. Trademarks which are considered to be generally important are General Cable®, Anaconda®, BICC® and Carol®, and the General Cable triad symbol. General Cable believes that the Company’s products bearing these trademarks have achieved significant brand recognition within the industry.

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

In the Wassall transaction in 1994, American Premier agreed to indemnify General Cable against liabilities (including all environmental liabilities) arising out of General Cable’s or its predecessors’ ownership or operation of the Indiana Steel & Wire Company and Marathon Manufacturing Holdings, Inc. businesses (which were divested), without limitation as to time or amount. American Premier also agreed to indemnify General Cable against 66 2/3% of all other environmental liabilities arising out of General Cable’s or its predecessors’ ownership or operation of other properties and assets in excess of $10 million but not in excess of $33 million, which were identified during the seven year period ended June 2001. Indemnifiable environmental liabilities through June 2001 were substantially below that threshold. In addition, General Cable also has claims against third parties with respect to some of these liabilities.

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

Employees

At December 31, 2001, approximately 6,700 persons were employed by General Cable, and collective bargaining agreements covered approximately 4,000 employees at various locations around the world. During the last five years, the Company has experienced one strike in North America which was settled on satisfactory terms. There have been no major strikes at European and Oceania facilities during the last five years. In North America, union contracts will expire at one facility in 2002 and at three facilities in 2003. In Europe and Oceania, labor agreements are generally negotiated on an annual or bi-annual basis. The Company believes that its relationships with its employees are good.

Item 2. Properties

General Cable’s principal properties are listed below. The Company believes that its properties are generally well maintained and are adequate for the Company’s current level of operations.

Location	Square Feet	Use/Product Line(s)	Owned or Leased

NORTH AMERICA

Manufacturing Facilities:
Marshall, TX	780,000	Aluminum Low-Voltage Energy Cables	Owned
Marion, IN	650,000	Industrial and Specialty Cables	Owned
Willimantic, CT	650,000	Industrial and Specialty Cables	Owned
Manchester, NH	533,000	Electronics Products	Owned
Lincoln, RI	398,000	Industrial and Specialty Cables and Automotive Products	Owned
Bonham, TX	360,000	Outside Voice and Data Products	Owned
Lawrenceburg, KY	339,000	Outside Voice and Data Products and Data Communications Products	Owned
Malvern, AR	295,000	Aluminum Medium-Voltage Energy Cables	Owned
Monticello, IL	250,000	Outside Voice and Data Products	Owned
DuQuoin, IL	240,000	Medium-Voltage Energy Cables	Owned
Altoona, PA	195,000	Automotive Products	Owned
Jackson, TN	180,000	Data Communications Cables and Fiber Optic Cables	Owned
Tetla, Mexico	159,000	Outside Voice and Data Products	Owned
South Hadley, MA	150,000	Bare Wire Fabricating	Owned
Taunton, MA	138,000	Bare Wire Fabricating	Leased
LaMalbaie, Canada	117,000	Low- and Medium-Voltage Energy Cables	Owned
Sanger, CA	105,000	Data Communications Cables	Owned

Distribution and Other Facilities:
Lebanon, IN	198,000	Distribution Center	Leased
Chino, CA	189,000	Distribution Center	Leased
Highland Heights, KY	166,000	World Headquarters, Technology Center and Learning Center	Owned
Plano, TX	60,000	Rod Mill	Owned

EUROPE AND OCEANIA

Barcelona, Spain(1)	1,080,000	Power Transmission and Distribution Cables and Industrial and Specialty Cables	Owned
New Zealand(1)	314,000	Power Distribution Cables, Industrial and Specialty Cables and Communications Cables	Owned
Lisbon, Portugal	255,000	Power Distribution Cables, Industrial and Specialty Cables and Communications Cables	Owned

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

American Premier, in connection with the 1994 Wassall transaction, agreed to indemnify General Cable against liabilities (including all environmental liabilities) arising out of General Cable’s or its predecessors’ ownership or operation of the Indiana Steel & Wire Company and Marathon Manufacturing Holdings, Inc. businesses (which were divested by the Predecessor prior to the Wassall Acquisition), without limitation as to time or amount. American Premier also agreed to indemnify General Cable against 66 2/3% of all other environmental liabilities arising out of General Cable’s or its predecessors’ ownership or operation of other properties and assets in excess of $10 million but not in excess of $33 million which were identified during the seven year period ended June 2001. Indemnifiable environmental liabilities through June 2001 were substantially below that threshold. In addition, General Cable also has claims against third parties with respect to some of these liabilities. While it is difficult to estimate future environmental liabilities accurately, the Company does not currently anticipate any material adverse effect on its results of operations, financial condition or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.

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

There are approximately 10,000 pending non-maritime asbestos cases involving subsidiaries of General Cable. The majority of these cases involve plaintiffs alleging exposure to asbestos-containing shipboard cable, manufactured by General Cable’s predecessors. In addition to the Company’s subsidiaries, numerous other wire and cable manufacturers have been named as defendants in these cases. Most cases previously filed have been dismissed with prejudice and without an imposition of liability against General Cable. In some instances, individual cases have settled on a relatively nominal basis. In addition, subsidiaries of General Cable have been named, along with numerous other product manufacturers as defendants in approximately 32,000 suits in which plaintiffs’ alleged that they suffered an asbestos-related injury while working in the maritime industry (MARDOC cases). These cases are currently managed under the supervision of the US District Court for the Eastern District of Pennsylvania (hereinafter the “District Court”). On May 1, 1996, the District Court ordered that all pending MARDOC cases be dismissed without prejudice for failure to plead sufficient facts. Under that order of dismissal, all future MARDOC cases filed by the plaintiff’s attorney are required to be accompanied by a filing fee for each new complaint. These cases can only be removed from the inactive docket if the plaintiff is able to prove an asbestos-related injury, and show specific product identification as to each defendant against whom the plaintiff chooses to proceed. Based upon its experience to date, the Company does not believe that the outcome of the pending non-maritime and/or MARDOC asbestos cases will have a material adverse effect on its results of operation, cash flows or financial position.

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

None during the fourth quarter of 2001.

PART II.

Disclosure Regarding Forward-Looking Statements

All statements, other than statements of historical fact, in the 2001 Annual Report, including without limitation statements regarding future financial results, performance and earnings growth and trends, future product demand, market, industry and customer spending upturn, market size and outlook, future operational results, industry inventory situations, cost savings, litigation exposure, debt reduction and future orders and their size, are considered forward-looking statements. Important factors that could cause actual results to differ materially from those discussed in the forward-looking statements include: domestic and local country price competition, particularly in certain segments of the industrial and specialty markets, and other competitive pressures; general economic conditions, particularly in construction; the Company’s ability to retain key customers and distributors; the Company’s ability to increase manufacturing capacity; the Company’s ability to successfully integrate acquisitions and complete divestitures; the cost of raw materials, including copper and aluminum; foreign currency exchange rate fluctuations; the level of demand, product mix and capital spending for products serving various segments of the communications markets; the Company’s ability to successfully introduce new or enhanced products; the impact of technological changes and the impact or threat of competing technologies; the Company’s ability to achieve productivity improvements; the impact of changes in industry standards and the regulatory environment; and the effects and impacts of acts of terrorism carried out in domestic and foreign countries, which relate to our personnel, facilities and businesses.

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

General Cable’s common stock, $0.01 par value (Common Stock), is traded on the New York Stock Exchange (NYSE) under the symbol “BGC”. The following table sets forth the high and low daily sales prices for the Common Stock as reported on the NYSE for the period from January 1, 2000 to December 31, 2001:

	2000		2001

	High	Low	High	Low

First Quarter	$13.00	$6.69	$12.10	$4.50
Second Quarter	$9.44	$5.75	$18.98	$8.75
Third Quarter	$9.75	$7.25	$19.24	$9.20
Fourth Quarter	$7.88	$4.19	$13.43	$9.40

General Cable has paid a $0.05 per share dividend on its Common Stock each quarter since the fourth quarter of 1997 and intends to pay a $0.05 quarterly dividend in the future. The payment of dividends is subject to the discretion of the Board of Directors and the requirements of Delaware law and will depend upon general business conditions, the financial performance of the Company and other factors the Board of Directors may consider relevant. The Company’s Credit Facility contains certain provisions that restrict the ability of the Company to pay dividends or to repurchase its Common Stock.

Item 6. Selected Financial Data

The selected financial data set forth in the following table for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 were derived from audited consolidated financial statements. The following selected financial data should be read in conjunction with

“Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements of the Company and related notes thereto. The financial data presented below contains those operations sold to Pirelli during 2000 up through the date of sale. Certain reclassifications have been made to conform to current years presentation.

	Year Ended December 31,

	2001	2000	1999	1998	1997

Statement of Operations Data:
(in millions, except per share data)
Net sales	$1,651.4	$2,162.1	$1,605.3	$660.1	$623.0
Asset impairment charge	—	—	24.5	—	—
Other costs	7.0	—	—	—	—
Gross profit	240.7	291.7	268.0	140.2	111.7
Unusual items	(3.2)	31.0	—	—	—
Operating income	104.3	34.1	93.3	78.0	50.6
Other income	8.1	—	—	—	—
Interest expense, net	(43.9)	(59.8)	(38.0)	(9.6)	(9.5)
Other financial costs	(10.4)	(3.3)	—	—	—
Earnings (loss) before income taxes	58.1	(29.0)	55.3	68.4	41.1
Income tax benefit (provision)	(20.6)	10.3	(19.6)	(25.7)	(16.0)
Income (loss) from continuing operations	37.5	(18.7)	35.7	42.7	25.1
Income (loss) from discontinued operations	(6.8)	(7.7)	(1.5)	28.5	28.1
Loss on disposal of discontinued operations	(32.7)	—	—	—	—
Net income (loss)	(2.0)	(26.4)	34.2	71.2	53.2
Earnings (loss) of continuing operations per common share (1)	$1.14	$(0.56)	$0.99	$1.16	$0.68
Earnings (loss) of continuing operations per common share — assuming dilution (1)	$1.13	$(0.56)	$0.99	$1.14	$0.68
Earnings (loss) of discontinued operations per common share (1)	$(1.20)	$(0.23)	$(0.04)	$0.77	$0.77
Earnings (loss) of discontinued operations per common share — assuming dilution (1)	$(1.19)	$(0.23)	$(0.04)	$0.76	$0.76
Earnings (loss) of total company per common share (1)	$(0.06)	$(0.79)	$0.95	$1.93	$1.45
Earnings (loss) of total company per common share — assuming dilution (1)	$(0.06)	$(0.79)	$0.95	$1.90	$1.44

Weighted average shares outstanding (1)	32.8	33.6	35.9	36.8	36.6
Weighted average shares outstanding — assuming dilution (1)	33.1	33.6	35.9	37.5	36.9

Other Data:
Average daily COMEX price per pound of copper cathode	$0.73	$0.84	$0.72	$0.75	$1.04
Average daily price per pound of aluminum rod	$0.69	$0.75	$0.66	$0.66	$0.78
Capital expenditures	$54.9	$56.0	$97.6	$75.5	$42.6

	December 31,

Balance Sheet Data:	2001	2000	1999	1998	1997

Working capital	$169.9	$375.3	$468.2	$233.8	$225.9
Total assets	1,005.3	1,319.2	1,568.3	651.0	563.7
Long-term debt	421.0	611.9	726.2	246.8	238.5
Dividends to shareholders	6.6	6.7	7.4	6.1	43.8
Shareholders’equity	104.9	128.5	177.3	177.2	122.4

Footnotes

(1)	Earnings (loss) per share were computed based on the weighted average common shares outstanding for each period, adjusted on a retroactive basis for a three-for-two stock split. Earnings (loss) per common share — assuming dilution were computed after giving effect to the dilutive effect of stock options and restricted stock units outstanding.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

General Cable Corporation is a leader in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for the communications, energy, industrial and specialty markets. Communications wire and cable products transmit low-voltage signals for voice, data, video and control applications. Energy cables include low-, medium- and high-voltage power distribution and power transmission products. Industrial and specialty wire and cable products conduct electrical current for industrial and commercial power and control applications.

During 1999, the Company acquired the worldwide energy cable and cable systems businesses of Balfour Beatty plc, formerly known as BICC plc, with operations in the United States, Canada, Europe, Africa, the Middle East and Asia Pacific (the Acquisition). The Acquisition was completed in three phases during 1999 for a total payment of $385.8 million. The Acquisition was accounted for as a purchase, and accordingly, the results of operations of the acquired businesses are included in the consolidated financial statements for periods after the respective closing dates.

In December 1999, the Company decided to sell certain business units due to their deteriorating operating performance. On February 9, 2000, the Company signed a definitive agreement with Pirelli Cavi e Sistemi S.p.A., of Milan, Italy, for the sale of the stock of these businesses for proceeds of $216 million, subject to closing adjustments. The closing adjustments included changes in net assets of the businesses sold since November 30, 1999, resulting from operating losses and other adjustments as defined in the sale agreement. The businesses sold were acquired from BICC plc during 1999 and consisted primarily of the operations in the United Kingdom, Italy and Africa and a joint venture interest in Malaysia. Gross proceeds of $180 million were received during the third quarter of 2000 as a down payment against the final post-closing adjusted purchase price. During the third quarter of 2001, the final post-closing adjusted purchase price was agreed as $164 million resulting in the payment of $16 million to Pirelli. The Company provided for a larger settlement amount in the third quarter of 2000, and therefore, $7 million of income was recognized in the third quarter of 2001. Proceeds from the transaction have been used to reduce the Company’s outstanding debt.

In September 2000, the Company acquired Telmag S.A. de C.V., a Mexico-based manufacturer of telecommunications cables for $23.0 million. The acquisition brought in-house additional outside plant telecommunications cable capacity as well as provided available capacity for a broad range of telecommunications cables.

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

In September 2001, the Company announced its decision to exit the consumer cordsets business. As a result of this decision, the Company closed its Montoursville, Pennsylvania plant. This facility manufactured cordset products including indoor and outdoor extension cords, temporary lighting and extension cord accessories.

In October 2001, the Company sold substantially all of the manufacturing assets and inventory of its building wire business to Southwire for $82 million of cash proceeds and the transfer to the Company of certain data communication cable manufacturing equipment. Under the building wire sale agreement, Southwire purchased the inventory and substantially all of the property, plant and equipment located at the Company’s Watkinsville, Georgia and Kingman, Arizona facilities and the wire and cable manufacturing equipment at its Plano, Texas facility. General Cable retained and continues to operate its copper rod mill in Plano, however the Company has closed its Plano wire mill. The assets sold were used in manufacturing building wire products principally for the retail and electrical distribution markets. Proceeds from the transaction have been used to reduce the Company’s outstanding debt.

General Cable has not yet agreed with Raychem HTS Canada, Inc. or Southwire on the closing net asset balances of the respective transactions. If the parties are unable to resolve the disputed net asset adjustments, the dispute may proceed to arbitration under the terms of the sale contracts. While the ultimate outcome of the above-mentioned matters cannot be ascertained at this time, based on information currently available, including a review of the proposed net asset adjustments, management of General Cable believes the outcome of the disputes will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of General Cable. Should final settlements be reached that are materially different than that currently provided for in the balance sheet of the Company, the Company will have to recognize such differences in its income statement.

General Cable’s reported net sales are directly influenced by the price of copper and to a lesser extent aluminum. The price of copper and aluminum has been subject to considerable volatility, with the daily selling price of copper cathode on the COMEX averaging $0.73 per pound in 2001, $0.84 per pound in 2000 and $0.72 per pound in 1999 and the daily selling price of aluminum rod averaging $0.69 per pound in 2001, $0.75 per pound in 2000 and $0.66 per pound in 1999. However, as a result of a number of practices intended to match copper and aluminum purchases with sales, General Cable’s profitability has generally not been significantly affected by changes in copper and aluminum prices. General Cable generally passes changes in copper and aluminum prices along to its customers, although there are timing delays of varying lengths depending upon the type of product, competitive conditions and particular customer arrangements. General Cable does not engage in speculative metals trading or other speculative activities. Also, the Company does not engage in activities to hedge the underlying value of its copper and aluminum inventory.

Management’s Discussion and Analysis of the Financial Condition and Results of Operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. A summary of significant accounting policies are described in Note 2 to the Consolidated Financial Statements. The application of these policies requires management to make estimates and judgments that affect the amounts reflected in the financial statements. Management based its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The critical judgments impacting the financial statements include inventory valuation and deferred income taxes.

General Cable utilizes the last-in first-out (LIFO) method of inventory accounting for its metals inventory. The Company’s use of the LIFO method results in its income statement reflecting the current costs of metals, while metals inventories in the balance sheet are valued at historical costs as the LIFO layers were created. As a result of declining copper prices, the historic LIFO cost of the Company’s copper inventory exceeded its replacement cost by approximately $21 million at December 31, 2001. If the Company were not able to recover the LIFO value of its inventory at a profit in some future period when replacement costs were lower than the LIFO value of the inventory, the Company would be required to take a charge to recognize in its income statement all or a portion of the higher LIFO value of the inventory. Additionally, if LIFO inventory quantities were reduced in a period when replacement costs were lower than the LIFO value of the inventory, the Company would experience a decline in reported margins.

General Cable records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in an amount that was in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.

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

Results of Operations

The following table sets forth, for the periods indicated, statement of operations data in millions of dollars and as a percentage of net sales. Beginning in the third quarter of 2001, the Company has reported the building wire and cordsets segment as discontinued operations for financial reporting purposes. The prior periods have been restated to reflect this change. For the years 2000 and 1999, the results of operations are split between the ongoing businesses after the closing of the transaction with Pirelli and those that have been divested. Percentages may not add due to rounding.

	Ongoing Businesses
	Year Ended December 31,

	2001		2000		1999

	Amount	%	Amount	%	Amount	%

Net sales	$1,651.4	100.0%	$1,778.7	100.0%	$1,236.3	100.0%
Cost of sales	1,403.7	85.0	1,486.8	83.6	1,023.1	82.8
Other costs	7.0	0.4	—	—	—	—

Total cost of sales	1,410.7	85.4	1,486.8	83.6	1,023.1	82.8

Gross profit	240 .7	14.6	291.9	16.4	213.2	17.2
Selling, general and administrative expenses	139.6	8.5	161.5	9.1	116.6	9.4
Unusual items	(3.2)	(0.2)	—	—	—	—

Operating income	104.3	6.3	130.4	7.3	96.6	7.8
Other income	8.1	0.5	—	—	—	—
Interest expense, net	(43.9)	(2.7)	(45.8)	(2.6)	(26.9)	(2.2)
Other financial costs	(10.4)	(0.6)	—	—	—	—

Earnings from continuing operations before income taxes	58.1	3.5	84.6	4.8	69.7	5.6
Income tax provision	(20.6)	(1.2)	(30.1)	(1.7)	(24.9)	(2.0)

Income from continuing operations	37.5	2.3	54.5	3.1	44.8	3.6
Loss from discontinued operations (net of tax)	(6.8)	(0.4)	(7.7)	(0.4)	(1.5)	(0.1)
Loss on disposal of discontinued operations (net of tax)	(32.7)	(2.0)	—	—	—	—

Net income (loss)	$(2.0)	(0.1)%	$46.8	2.6%	$43.3	3.5%

Earnings of continuing operations per common share-assuming dilution	$1.13		$1.62		$1.25

Loss of discontinued operations per common share-assuming dilution	$(1.19)		$(0.23)		$(0.04)

Earnings (loss) of ongoing businesses per common share-assuming dilution	$(0.06)		$1.39		$1.21

	Divested Businesses
	Year Ended December 31,

	2000		1999

	Amount	%	Amount	%

Net sales	$383.4	100.0%	$369.0	100.0%
Cost of sales	383.6	100.0	289.7	78.5
Other costs	—	—	24.5	6.6

Total cost of sales	383.6	100.0	314.2	8.5

Gross profit (loss)	(0 .2)	—	54 .8	14.9
Selling, general and administrative expenses	65.1	17.0	58.1	15.7
Unusual items	31.0	8.1	—	—

Operating loss	(96.3)	(25.1)	(3.3)	(0.8)
Interest expense, net	(14.0)	(3.7)	(11.1)	(3.0)
Other financial costs	(3.3)	(0.9)	—	—

Loss before income taxes	(113.6)	(29.6)	(14.4)	(3.9)
Income tax benefit	40.4	10.5	5.3	1.4

Net loss	$(73.2)	(19.1)%	$(9.1)	(2.5)%

Loss per common share-assuming dilution	$(2.18)		$(0.26)

	Total Company
	Year Ended December 31,

	2001		2000		1999

	Amount	%	Amount	%	Amount	%

Net sales	$1,651.4	100.0%	$2,162.1	100.0%	$1,605.3	100.0%
Cost of sales	1,403.7	85.0	1,870.4	86.5	1,312.8	81.8
Other costs	7.0	0.4	—	—	24.5	1.5

Total cost of sales	1,410.7	85.4	1,870.4	86.5	1,337.3	83.3

Gross profit	240 .7	14.6	291.7	13.5	268.0	16.7
Selling, general and administrative expenses	139.6	8.5	226.6	10.5	174.7	10.9
Unusual items	(3.2)	(0.2)	31.0	1.4	—	—

Operating income	104.3	6.3	34.1	1.6	93.3	5.8
Other income	8.1	0.5	—	—	—	—
Interest expense, net	(43.9)	(2.7)	(59.8)	(2.8)	(38.0)	(2.4)
Other financial costs	(10.4)	(0.6)	(3.3)	(0.2)	—	—

Earnings (loss) from continuing operations before income taxes	58.1	3.5	(29.0)	(1.3)	55.3	3.4
Income tax (provision) benefit	(20.6)	(1.2)	10.3	0.5	(19.6)	(1.2)

Income (loss) from continuing operations	37.5	2.3	(18.7)	(0.9)	35.7	2.2
Loss from discontinued operations (net of tax)	(6.8)	(0.4)	(7.7)	(0.4)	(1.5)	(0.1)
Loss on disposal of discontinued operations (net of tax)	(32.7)	(2.0)	—	—	—	—

Net income (loss)	$(2.0)	(0.1)%	$(26.4)	(1.2)%	$34.2	2.1%

Earnings (loss) of continuing operations per common share-assuming dilution	$1.13		$(0.56)		$0.99
Loss of discontinued operations per common share-assuming dilution	$(1.19)		$(0.23)		$(0.04)
Earnings (loss) of total company per common share-assuming dilution	$(0.06)		$(0.79)		$0.95

Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

The total company comparison is a net loss of $(2.0) million and loss per diluted share of $(0.06) in 2001 versus a loss of $(26.4) million or $(0.79) per share in 2000. As a result of the August 2000 sale to Pirelli, the Company recognized a $34.3 million charge in 2000. This charge was related to severance, transaction costs, warranty and other claims, the realization of the foreign exchange translation loss on the divested businesses that was previously charged directly to equity and $3.3 million related to the write-off of unamortized bank fees due to the prepayment of indebtedness which resulted in a reduction in the borrowing capacity of the Company’s credit facility.

Results of Ongoing Businesses

The net loss was $(2.0) million, or $(0.06) per diluted share, in 2001 compared to ongoing net income of $46.8 million, or $1.39 per diluted share, for the ongoing businesses in 2000. The Company reported net after- tax non-recurring items of $36.6 million in 2001 consisting of (i) a third quarter after-tax charge of $45.3 million related to the Company’s decision to sell its building wire business to Southwire, exit the consumer cordsets business, eliminate four regional distribution centers, as well as severance and other closure costs; (ii) an after- tax gain of $4.5 million related to the settlement of the final post-closing adjusted purchase price with Pirelli for assets sold in 2000 and (iii) a net gain of $4.2 million, consisting of an after-tax gain related to the sale of the Pyrotenax business and a foreign exchange gain from the extinguishment of long-term debt in the United Kingdom, partially offset by one-time costs associated with the Company’s Asset Backed Securitization program and a restructuring of the Company’s interest costs. The after-tax components of the $45.3 million non-recurring charge are $13.8 million related to the sale of the building wire business, $10.7 million for exiting the consumer cordsets business, $11 .4 million for the optimization of the Company’s distribution network and disposal of inventory and $9.4 million for severance and other items. Excluding these non-recurring items, the results for 2001 were $34.6 million of net income or $1.05 per share, a decrease of 26% and 24%, respectively, from the 2000 ongoing results. The ongoing comparison excludes from the 2000 results the losses incurred in the businesses which were divested during 2000 to Pirelli Cavi e Sistemi, S.p.A.

The following table sets forth metal-adjusted net sales by segment, in millions of dollars. Net sales for the year 2000 have been adjusted to the 2001 copper COMEX average of $0.73 per pound and the aluminum rod average of $0.69 per pound.

	Metal-Adjusted Net Sales
	Year Ended December 31,

		% of		% of
		Ongoing		Ongoing
	2001	Net Sales	2000	Net Sales

Communications Group	$592.0	35.8%	$615.3	35.4%
Energy Group	521.8	31.6	533.8	30.6
Industrial and Specialty Group	537.6	32.6	592.9	34.0

Total Ongoing metal-adjusted net sales	1,651.4	100.0%	1,742.0	100.0%
Metal adjustment	—		36.7

Total Ongoing net sales	$1,651.4		$1,778.7

Net sales decreased 7% to $1,651.4 in 2001 from $1,778.7 million for the proforma ongoing businesses in 2000. After adjusting 2000 net sales to reflect the $0.11 decrease in the average monthly COMEX price per pound of copper in 2001 and adjusting for the $0.06 decrease in the average aluminum rod price per pound in 2001, net sales decreased 5% to $1,651.4 million, down from $1,742.0 million in 2000. The decrease in metal-adjusted net sales reflects a 4% decrease in Communication Products, a 2% decrease in Energy Products and a 9% decrease in Industrial and Specialty Products.

The 4% decrease in Communication Products metal-adjusted net sales principally relates to lower sales volume of high bandwidth networking cables and outside plant telecommunications cable. Sales volume for both of these products has decreased year over year with the largest decrease occurring in the second half of 2001 as key customers reduced their capital spending. These sales volume decreases were partially offset by improved selling prices during 2001 for outside plant telecommunications cable. Additionally, metal-adjusted net sales in the Company’s international operations increased over 70% from the prior year principally as a result of the Company’s entry into the Iberian Communications market in 2001. The Company anticipates that telecommunications customer’s capital spending will continue at the reduced levels experienced during the fourth quarter of 2001 for the first half of 2002 with improvement during the second half of the year. A similar pattern is expected from networking cable customers.

The decrease of 2% in metal-adjusted net sales in the Energy Products segment is the result of lower sales price for certain segments of the North American energy cable market. Sales volume in the North American energy market was flat compared to 2000 sales volume. Metal-adjusted net sales in the International Energy cable market were 5% greater than the prior year primarily due to sales volume increases. The Company anticipates that sales volume for North American customers will improve during 2002 as these customers are now addressing capital projects that were previously deferred. These capital projects include enhancements to the transmission and distribution power grid.

The 9% decrease in Industrial and Specialty Products metal-adjusted net sales includes the negative impact of the March 2001 divestiture of the Pyrotenax business. Excluding the impact of the Pyrotenax divestiture, Specialty Products metal-adjusted net sales decreased 2% from the prior year. This decrease is primarily the result of continued weak demand in many industrial sectors of the North American economy. This decrease is partially offset by a 3% increase in metal-adjusted net sales for the Company’s international operations. The Company expects continued weak 2002 sales volume as the bulk of the end-markets for the North American Industrial Cables are still in recession.

Selling, general and administrative expense decreased to $139.6 million in 2001 from proforma $161.5 million for the ongoing businesses in 2000 reflecting the lower sales volume and a reduction in controllable spending in response to general economic conditions. Selling, general and administrative expense as a percent of metal-adjusted net sales decreased by approximately 80 basis points, from 9.3% in 2000 to 8.5% in 2001.

During 2001, the Company reported non-recurring unusual items of $3.2 million. The unusual items consist of a pre-tax gain of $23.8 million relating to the first quarter sale of the Company’s Pyrotenax business and a $7.0 million gain related to the settlement of the post-closing adjusted purchase price with Pirelli for assets sold in 2000, partially offset by costs of $27.6 million incurred for the closure of a manufacturing plant, headcount reductions throughout its worldwide operations, the divestiture of a non-strategic business which designed and manufactured extrusion tooling and accessories and certain other costs. Also during the third quarter of 2001, the Company recorded other costs of $7.0 million related to the disposal of inventory as part of the Company’s optimization of its distribution network.

Operating income for the ongoing businesses, excluding the unusual items of $3.2 million and the other costs of $7.0 million noted above, decreased 17% to $108.1 in 2001 from $130.4 million in 2000. Operating income decreased principally as a result of reduced volumes in the Communications segment, increased manufacturing costs in the Industrial and Specialty segment, primarily as a result of lower production volumes, and lower pricing in the Energy segment. These reductions in operating income were partially offset by increased volume in European energy cables, favorable pricing in Communications cables and manufacturing productivity particularly in the Energy segment. Other income of $8.1 million is principally comprised of a foreign exchange gain on the extinguishment of long-term debt in the United Kingdom.

Net interest expense, excluding non-recurring items, was $43.9 million in 2001 compared to proforma $45.8 million for the ongoing businesses in 2000. The decrease reflects lower interest rates under the credit facility in 2001 and interest savings from the Company’s Accounts Receivable Asset Backed Securitization program partially offset by increased borrowings during 2000 related to the funding of losses sustained during the prolonged European Union approval process for the business units divested in the third quarter 2000 Pirelli transaction, as well as higher credit spreads. Interest expense for the ongoing businesses for the year ended 2000 was computed on a proforma basis as if the sale to Pirelli occurred on January 1, 2000 for $216.0 million.

During 2001, the Company recorded other financial costs of $10.4 million as a result of recognizing $4.2 million of one-time costs associated with the implementation of its Asset Backed Securitization program. The Company also wrote off $2.0 million in unamortized bank fees as a result of a reduction in the borrowing capacity under the Company’s credit facility due to the application of the Pyrotenax proceeds and the Asset Backed Securitization program proceeds against outstanding debt, and the Company recorded a loss of $4.2 million related to interest rate collars which were terminated. The collars were terminated in part due to the reduction of indebtedness associated with the Pyrotenax and Pirelli transactions, as well as to allow the Company to more fully benefit from the more favorable interest rate environment and future interest rate reductions.

The effective tax rate for 2001 and 2000 was 35.5%.

Year Ended December 31, 2000 Compared with Year Ended December 31, 1999

Results of Ongoing Businesses

Proforma net income from ongoing businesses was $46.8 million in 2000 compared to $43.3 million in 1999. Proforma fully diluted earnings per share were $1.39 per share for 2000 compared to $1.21 per share for the same period in 1999. Contributing to the improvement in earnings per share was a 35% increase in operating earnings and a 6% reduction in the number of fully diluted weighted average common shares outstanding in 2000 as a result of the Company’s share repurchase program, partially offset by a $18.9 million increase in proforma interest expense.

The following table sets forth metal-adjusted net sales by segment in millions of dollars. Net sales for the year 1999 have been adjusted to the 2000 copper COMEX average of $0.84 per pound and the aluminum rod average of $0.75 per pound.

	Metal-Adjusted Net Sales
	Year Ended December 31,

		% of		% of
		Ongoing		Ongoing
	2000	Net Sales	1999	Net Sales

Communications Group	$631.8	35.5%	$536.8	42.3%
Energy Group	544.9	30.6	302.0	23.8
Industrial and Specialty Group	602.0	33.9	430.4	33.9

Total Ongoing metal-adjusted net sales	1,778.7	100.0%	1,269.2	100.0%
Metal adjustment	—		(32.9)

Total Ongoing net sales	$1,778.7		$1,236.3

Proforma net sales from the ongoing businesses increased 44% to $1,778.7 in 2000 from $1,236.3 million for the same period in 1999. After adjusting 1999 net sales to reflect the $0.12 increase in the average monthly COMEX price per pound of copper in 2000 and the $0.09 increase in the average aluminum rod price per pound in 2000, net sales increased 40% to $1,778.7 million, up from $1,269.2 million in 1999. The increase in metal-adjusted net sales reflects a 40% increase in Industrial and Specialty Products, a 18% increase in Communications Products and a $242.9 million increase in Energy Products sales as a result of the Acquisition. The 40% increase in Industrial and Specialty Products net sales relates to the Acquisition and 9% volume growth in the pre-acquisition business. The 18% increase in Communication Products net sales reflects higher sales volume for both outside plant telecommunications cable and high bandwidth networking cables as well as higher selling prices for outside plant telecommunications cable.

Proforma selling, general and administrative expenses increased to $161.5 million for the ongoing businesses in 2000 from $116.6 million in 1999 primarily reflecting the Acquisition. Selling, general and administrative expenses as a percentage of metal-adjusted net sales decreased to 9.1% in 2000 from 9.2% in 1999.

Proforma operating income increased to $130.4 million for the ongoing businesses in 2000 from $96.6 million in 1999. The increase in operating income reflects operating income related to the acquired business, manufacturing cost reductions, sales volume growth and higher selling prices for outside plant telecommunications cable. These increases were partially offset by lower selling prices for energy products.

Proforma net interest expense was $45.8 million for the ongoing businesses in 2000 compared to $26.9 million in 1999. The increase principally reflects increased borrowings related to the Acquisition and higher interest rates in 2000 under the credit facility.

The effective tax rate for 2000 and 1999 was 35.5%.

Results of Divested Businesses

The results for the divested businesses reflect the actual operating results of the businesses through the closing date of August 25, 2000, a $34.3 charge related to the sale of the businesses and allocated interest costs incurred as if the sale to Pirelli occurred on January 1, 2000 for $216.0 million. The proforma net loss from the divested businesses was $73.2 million or $2.18 per share.

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

Liquidity and Capital Resources

In general, General Cable requires cash for working capital, capital expenditures, debt repayment, interest and taxes. General Cable’s working capital requirements increase when it experiences strong incremental demand for products and/or significant copper and aluminum price increases. Based upon historical experience and the expected availability of funds under the credit facility, the Company expects that its sources of liquidity will be sufficient to enable it to meet its cash requirements for working capital, capital expenditures, debt repayment, interest and taxes in 2002.

On May 9, 2001, the Company completed an Accounts Receivable Asset Backed Securitization Financing transaction (“Securitization Financing”). The Securitization Financing provides for certain domestic trade receivables to be sold to a wholly-owned, special purpose, bankruptcy-remote subsidiary without recourse. This subsidiary in turn transfers the receivables to a trust which has issued, via private placement, floating rate five-year certificates in an initial amount of $145 million. In addition, a variable certificate component of up to $45 million for seasonal borrowings was established as a part of the Securitization Financing. This variable certificate component will fluctuate based on the amount of eligible receivables. Sales of receivables under this program result in a reduction of total accounts receivable reported on the Company’s consolidated balance sheet. The Company’s retained interest in the receivables are carried at their fair value which is estimated as the net realizable value. The net realizable value considers the relatively short liquidation period and includes an estimated provision for credit losses.

As a result of the building wire asset sale and the exit from the retail cordsets business, the Securitization Financing program will be downsized in the first quarter of 2002, through the repayment of a portion of the outstanding certificates, to $80 million. The repayment of the certificates will be funded by the collection of the outstanding building wire and retail cordsets accounts receivable. The $45 million seasonal borrowing component is unaffected.

Cash flow provided by operating activities in 2001 was $86.4 million. This reflects cash provided by accounts receivable of $161.6 million (including $145.0 million from the Securitization Financing), a $37.3 million decrease in inventories and a $3.9 million decrease in other assets partially offset by a decrease in accounts payable, accrued and other liabilities of $100.4 million and a net loss before depreciation and amortization, foreign currency translation adjustment, deferred income taxes and gain on sale of business of $16 .0 million. The decrease in accounts receivable was principally due to a 15% decrease in fourth quarter 2001 reported net sales as compared to fourth quarter 2000 reported net sales. The decrease in inventories was principally due to the wind-down of the building wire business from the beginning of the year through the October 31, 2001 sale date. The significant decrease in accounts payable, accrued liabilities and other long-term liabilities was principally due to the funding of such amounts related to the Company’s former retail cordset and building wire businesses in the fourth quarter of 2001 and the settlement of the sale price in the third quarter of 2001 for the assets sold to Pirelli in 2000.

Cash flow provided by investing activities was $94.0 million in 2001, principally reflecting $141.8 in net proceeds from the businesses sold to Southwire ($82 million), proceeds from sale of Pyrotenax business ($56.2 million) and the proceeds from the sale of the Company’s extrusion tooling and accessories business ($3.6 million). Additionally, $6.7 million of proceeds were received from the sale of property, primarily the sale of land in Germany formerly used by the Company’s now liquidated joint venture. These proceeds were partially offset by $54.9 million of capital expenditures.

Cash flow used by financing activities in 2001 was $185.0 million, primarily reflecting the pay down of long-term debt of $209.4 million using net proceeds from the Southwire sale, the sale of the Pyrotenax business, the sale of the Company’s extrusion tooling and accessories business, the Accounts Receivable Securitization financing transaction and the German land sale partially offset by net additional borrowings of $33.2 million under General Cable’s credit facility. The Company repurchased the remaining authorized amount of General Cable stock for $2.2 million pursuant to a previously approved plan to repurchase up to $50 million of its stock. Additionally, $6.6 million of dividends were paid to shareholders of common stock during the year.

The Company’s current credit facility was entered into in 1999 with one lead bank as administrative agent, and a syndicate of lenders. The facility, as amended and reduced by prepayments, consists of: 1) term loans in Dollars in an aggregate amount up to $317 .4 million, 2) term loans in Dollars and foreign currencies in an aggregate amount up to $31.2 million and 3) revolving loans and letters of credit in Dollars and foreign currencies in an aggregate amount up to $250.0 million. Borrowings are secured by assets of the Company’s North American operations and a portion of the stock of its non-North American subsidiaries and are also guaranteed by the Company’s principal operating subsidiaries.

Borrowings under the credit facility were $429.0 million at December 31, 2001. Loans under the credit facility bear interest, at the Company’s option, at (i) a spread over LIBOR or (ii) a spread over the Alternate Base Rate, which is defined as the higher of (a) the agent’s Prime Rate, (b) the secondary market rate for certificates of deposit (adjusted for reserve requirements) plus 1% or (c) the Federal Funds Effective Rate plus1/2 of 1%.

A commitment fee accrues on the unused portion of the credit facility. The commitment fee ranges between 35 and 50 basis points per annum and the spread over LIBOR on all loans under the facility ranges between 175 and 325 basis points per annum. Both the commitment fee and the spread over LIBOR are subject to periodic adjustment depending upon the Company’s Leverage Ratio. The facility restricts certain corporate acts and contains required financial ratios and other covenants. The credit agreement was amended in March 2000 to permit the sale of certain business units to Pirelli as well as to increase flexibility within its financial covenants during the year. The Company further amended the credit facility in January 2001 to permit increased financial flexibility including substantial alteration of financial covenants for the remaining life of the credit facility, to permit the Company to implement the Securitization Financing and, to permit the sale of the Pyrotenax business unit. As a result of this amendment, the spread over LIBOR increased by 25 basis points across all levels of its pricing grid. One-time fees and expenses associated with the amendment were approximately $2.6 million and are being amortized over the remaining life of the credit agreement. As a result of this Amendment, the Company is restricted in its ability to repurchase shares until it reaches certain financial ratios.

Under the terms of the January 2001 amendment to the credit facility, the covenant regarding the Company’s Leverage Ratio will be adjusted downward by 50 basis points from 4.25 times to 3.75 times effective July 1, 2002. Future compliance will be dependent upon a number of factors, including the overall level of economic activity, future conditions in the Company’s principal end markets and the Company’s future borrowing requirements.

Summarized information about the Company’s contractual obligations and commercial commitments as of December 31, 2001 is as follows (in millions):

	Payments Due by Period

		Less than	1 - 3	4 - 5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

Long-term debt	$445.5	$24.5	$129.4	$282.6	$9.0
Operating leases	37.4	12.6	21.5	3.3	—
Commodity futures and forward pricing agreements	46.6	46.6	—	—	—
Foreign currency contracts	28.5	28.5	—	—	—

The Company anticipates being able to meet its obligations as they come due.

Environmental Matters

General Cable’s expenditures for environmental compliance and remediation amounted to approximately $0 .9 million, $0.5 million and $0.7 million in 2001, 2000 and 1999, respectively. In addition, Company subsidiaries have been named as potentially responsible parties (PRPs) in certain proceedings that involve environmental remediation. General Cable had accrued $4.8 million at December 31, 2001 for all environmental liabilities. In the Wassall acquisition of General Cable from American Premier Underwriters, American Premier indemnified General Cable against certain environmental liabilities arising out of General Cable’s or its predecessors’ ownership or operation of properties and assets. As part of the 1999 acquisition, BICC plc agreed to indemnify the Company against environmental liabilities existing at the date of the closing of the purchase of the business. General Cable has agreed to indemnify Pirelli and Southwire Company against certain environmental liabilities arising out of the operation of the divested businesses prior to the sale. However, the indemnity the Company received from BICC plc related to the European business sold to Pirelli terminated upon the sale of those businesses to Pirelli. While it is difficult to estimate future environmental liabilities, General Cable does not currently anticipate any material adverse effect on its results of operations, cash flows or financial position as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs.

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

Effective January 1, 2001 General Cable adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting For Derivative Instruments and Hedging Activities” as amended, which requires that all derivatives be recorded on the balance sheet at fair value. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and whether it qualifies for hedge accounting. The transition adjustment associated with recording the fair values of the derivatives on the balance sheet at January 1, 2001 was not material.

General Cable does not engage in trading activities involving commodity contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques.

General Cable’s reported net sales are directly influenced by the price of copper and to a lesser extent aluminum. The price of copper and aluminum has been subject to considerable volatility, with the daily selling price of copper cathode on the COMEX averaging $0.73 per pound in 2001, $0.84 per pound in 2000 and $0.72 per pound in 1999 and the daily selling price of aluminum rod averaging $0.69 per pound in 2001, $0.75 per pound in 2000 and $0.66 per pound in 1999.

General Cable utilizes the last-in first-out (LIFO) method of inventory accounting for its metals inventory. The Company’s use of the LIFO method results in its income statement reflecting the current costs of metals, while metals inventories in the balance sheet are valued at historical costs as the LIFO layers were created. As a result of declining copper prices, the historic LIFO cost of the Company’s copper inventory exceeded its replacement cost by approximately $21 million at December 31, 2001. If the Company were not able to recover the LIFO value of its inventory at a profit in some future period when replacement costs were lower than the LIFO value of the inventory, the Company would be required to take a charge to recognize in its income statement all or a portion of the higher LIFO value of the inventory. Additionally, if LIFO inventory quantities were reduced in a period when replacement costs were lower than the LIFO value of the inventory, the Company would experience a decline in reported margins.

General Cable has utilized interest rate swaps and interest rate collars to manage its interest expense exposure by fixing its interest rate on a portion of the Company’s floating rate debt. Under the swap agreements, General Cable typically pays a fixed rate while the counterparty pays to General Cable the difference between the fixed rate and the average three-month LIBOR rate.

During 1999, the Company entered into certain interest rate derivative contracts for hedging of the credit facility floating interest rate risk covering $375.0 million of the Company’s debt. The net effect of the hedging program was to provide a zero-cost collar between approximately 5.4% and 8.5% within which the Company’s LIBOR rates on a portion of the credit facility could move. The Company entered into these three year agreements with members of the lending group. In March 2001, the Company incurred a cost of $4.2 million to terminate these interest rate collars.

During 2001, the Company entered into several new interest rate swaps which effectively fixed interest rates for borrowings under the credit facility and other debt as follows (dollars in millions):

		Notional	Interest
Interest Rate Derivatives	Period	Amounts	Rate Range

Interest Rate Swaps	March 2001 to August 2002	$275.0	4.65 - 4.68%
Interest Rate Swap	December 2001 to October 2011	9.0	4.49%
Forward Starting Interest Rate Swaps	January 2002 to December 2003	625.0	2.46 - 4.74%

The Company does not provide or receive any collateral specifically for these contracts. However, all counterparties are a member of the lending group and as such participate in the collateral of the credit agreement and are all significant financial institutions.

The fair value of interest rate derivatives is based on quoted market prices and third-party provided calculations, which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments. At December 31, 2001, the net unrealized loss on the net interest rate derivatives and the related carrying value was $5.7 million. At December 31, 2000, the net unrealized loss on the net interest rate derivatives was $1.1 million while the carrying value was zero. A10% change in the variable rate would change the unrealized loss by $1.3 million in 2001 and $1.8 million in 2000. All interest rate derivatives are marked-to-market with changes in the fair value of qualifying cash flow hedges recorded as other comprehensive income.

The Company enters into forward exchange contracts principally to hedge the currency fluctuations in certain transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. Principal transactions hedged during the year were firm sales and purchase commitments.

The fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At December 31, 2001 and 2000, the net unrealized (loss) gain on the net foreign currency contracts was $(0.2) million and $1.2 million, respectively. A10% change in the exchange rate for these currencies would change the unrealized (loss) gain by $3.1 million in 2001 and $1.4 million in 2000. However, since these contracts hedge forecasted foreign currency denominated transactions, any change in the fair value of the contracts would be recorded in other comprehensive income until the hedged transaction was reflected in the income statement.

Outside of North America, General Cable enters into commodity futures contracts for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. At December 31, 2001 and 2000, General Cable had unrealized losses of $0.2 million and $0.1 million, respectively, on the commodity futures. A10% change in the price of copper and aluminum would result in a change in the unrealized losses of $0.8 million in 2001 and $0.6 million in 2000.

The notional amounts and fair values of these financial instruments at December 31, 2001 and 2000, are shown below (in millions). The carrying amount of the financial instruments was a liability of $6.1 million at December 31, 2001 and zero at December 31, 2000.

	2001		2000

	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

Interest rate swaps	$284.0	$(5.7)	$15.1	$—
Forward starting interest rate swaps	625.0	—	—	—
Interest rate collars	—	—	375.0	(1.1)
Foreign currency contracts	28.5	(0.2)	58.2	1.2
Commodity futures	8.0	(0.2)	6.4	(0.1)

		$(6.1)		$—

In the normal course of business, General Cable enters into forward pricing agreements for purchase of copper and aluminum for delivery in a future month to match certain sales transactions. At December 31, 2001 and 2000, General Cable had an unrealized loss of $1.4 million and $1.6 million, respectively. General Cable expects to recover the unrealized loss under these agreements as a result of firm sales price commitments with customers.

Item 8. Financial Statements and Supplementary Data

“Selected Quarterly Financial Data” has been included in Note 23 to the Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III.

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth certain information concerning the persons who served as executive officers of General Cable on February 1, 2002.

Principal Business Affiliations
Name, Age and Title	During Past Five Years

Gregory B. Kenny, 49 President and Chief Executive Officer	Mr. Kenny has been President and Chief Executive Officer since August 2001. He served as President and Chief Operating Officer from May 1999 to August 2001. He served as Executive Vice President and Chief Operating Officer of General Cable from March 1997 to May 1999. From June 1994 to March 1997, he was Executive Vice President of the subsidiary of General Cable which was General Cable’s immediate predecessor.

Christopher F. Virgulak, 46 Executive Vice President and Chief Financial Officer	Mr. Virgulak has been Executive Vice President and Chief Financial Officer since September 1999. He served as Executive Vice President, Chief Financial Officer and Treasurer of General Cable from March 1997 to September 1999. From October 1994 until March 1997, he was Executive Vice President, Chief Financial Officer and Treasurer of the predecessor company.

Robert J. Siverd, 53 Executive Vice President, General Counsel and Secretary	Mr. Siverd has served as Executive Vice President, General Counsel and Secretary of General Cable since March 1997. From July 1994 until March 1997, he was Executive Vice President, General Counsel and Secretary of the predecessor company.

Except as set forth above, the information required in this Part (Item 10. Directors and Executive Officers of the Registrant), as well as the information called for by Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management and Item 13. Certain Relationships and Related Transactions, is incorporated by reference to the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 2001.

PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Documents filed as part of the Form 10-K:

1.	Financial Statements are included in Part II, Item 8.

2.	Financial Statement Schedules filed herewith for 2001, 2000 and 1999: II. Valuation and Qualifying Accounts S-1

All other schedules for which provisions are made in the applicable regulation of the Securities and Exchange Commission have been omitted as they are not applicable, not required, or the required information is included in the consolidated financial statements or notes thereto.

3.	Exhibits as required by Item 601 of Regulation S-K are listed below.

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-22961) of the Company filed with the Securities and Exchange Commission on March 7, 1997, as amended (the “Initial S-1”).

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Initial S-1).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Initial S-1).

10.1	Credit Agreement between the Company, Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto (incorporated by reference to Exhibit 10.2 to the Initial S-1).

10.2	General Cable Corporation 1998 Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1997).

10.3	General Cable Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Initial S-1).

10.4	General Cable Corporation 1997 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1997).

10.5	Employment Agreement dated May 13, 1997, between Stephen Rabinowitz and the Company (incorporated by reference to Exhibit 10.5 to the Initial S-1).

10.6	Amendment dated March 16, 1998 to Employment Agreement dated May 13, 1997, between Stephen Rabinowitz and the Company (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1997).

10.7	Employment Agreement dated May 13, 1997, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.6 to the Initial S-1).

10.8	Amendment dated March 16, 1998 to Employment Agreement dated May 13, 1997, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1997).

10.9	Employment Agreement dated May 13, 1997, between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.7 to the Initial S-1).

10.10	Employment Agreement dated May 13, 1997, between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.8 to the Initial S-1).

10.11	Change-in-Control Agreement dated May 13, 1997, between Stephen Rabinowitz and the Company (incorporated by reference to Exhibit 10.9 to the Initial S-1).

10.12	Change-in-Control Agreement dated May 13, 1997, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.10 to the Initial S-1).

10.13	Change-in-Control Agreement dated May 13, 1997, between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.11 to the Initial S-1).

10.14	Change-in-Control Agreement dated May 13, 1997, between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.12 to the Initial S-1).

10.15	Form of Intercompany Agreement among Wassall PLC, Netherlands Cable B.V. and the Company (incorporated by reference to Exhibit 10.14 to the Initial S-1).

10.16	Stock Purchase Agreement dated May 13, 1997, among Wassall PLC, General Cable Industries Inc. and the Company (incorporated by reference to Exhibit 10.15 to the Initial S-1).

10.17	General Cable Corporation Deferred Compensation Plan dated April 1, 1996 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1998).

10.18	Amended and Restated General Cable Corporation Deferred Compensation Plan dated December 14, 1998 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1998).

10.19	Credit Agreement between the Company, Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.20	Amendment dated October 8, 1999 to the Credit Agreement between the Company, Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.21	Employment Agreement dated October 18, 1999, between Stephen Rabinowitz and the Company (incorporated by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.22	Employment Agreement dated October 18, 1999, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.23	Employment Agreement dated October 18, 1999, between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.23 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.24	Employment Agreement dated October 18, 1999, between Robert Siverd and the Company (incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.25	Change-in-Control Agreement dated October 18, 1999 between Stephen Rabinowitz and the Company (incorporated by reference to Exhibit 10.25 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.26	Change-in-Control Agreement dated October 18, 1999 between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10 .26 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.27	Change-in-Control Agreement dated October 18, 1999 between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.28	Change-in-Control Agreement dated October 18, 1999 between Robert Siverd and the Company (incorporated by reference to Exhibit 10 .28 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.29	BICC General Supplemental Executive Retirement Plan dated December 15, 1999 (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1999).

10.30	BICC General Mid-Term Incentive Plan dated February 1, 2000 (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1999).

10.31	Share Purchase Agreement between General Cable Corporation and Pirelli Cavi e Sistemi S.p.A. dated February 9, 2000 (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1999).

10.32	Second amendment dated March 9, 2000 to the Credit Agreement between the Company, Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Exhibit 10.32 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.33	Amended and Restated Employment Agreement dated April 28, 2000, Stephen Rabinowitz and the Company (incorporated by reference to Exhibit 10.33 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.34	Amended and Restated Employment Agreement dated April 28, 2000, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.34 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.35	Amended and Restated Employment Agreement dated April 28, 2000, between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.35 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.36	Amended and Restated Employment Agreement dated April 28, 2000, between Robert Siverd and the Company (incorporated by reference to Exhibit 10.36 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.37	Amended and Restated Change-in-Control Agreement dated April 28, 2000, Stephen Rabinowitz and the Company (incorporated by reference to Exhibit 10.37 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.38	Amended and Restated Change-in-Control Agreement dated April 28, 2000, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.38 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.39	Amended and Restated Change-in-Control Agreement dated April 28, 2000, between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.39 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.40	Amended and Restated Change-in-Control Agreement dated April 28, 2000 between Robert Siverd and the Company (incorporated by reference to Exhibit 10.40 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.41	Third amendment dated January 24, 2001 to the Credit Agreement between the Company, Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2000).

10.42	General Cable Corporation 2000 Stock Option Plan (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2000).

10.43	Asset Purchase Agreement between Southwire Company and General Cable Industries, Inc. and General Cable Corporation dated September 5, 2001 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 2001).

10.44	Term Sheet dated August 7, 2001, for Retirement and Termination of Employment Agreement dated October 18, 1999, as Amended, between General Cable Corporation and Stephen Rabinowitz (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 2001).

10.45	Amendment dated August 6, 2001, to Employment Agreement between Gregory B. Kenny and General Cable Corporation (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 2001).

10.46	Amendment dated August 6, 2001, to Change-in-Control Agreement between Gregory B. Kenny and General Cable Corporation (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 2001).

10.47	Master Pooling and Servicing Agreement, dated as of May 9, 2001, among General Cable Capital Funding, Inc., General Cable Industries, Inc. and The Chase Manhattan Bank.

10.48	Series 2001-1 Supplement to Master Pooling and Servicing Agreement, dated as of May 9, 2001, among General Cable Capital Funding, Inc., General Cable Industries, Inc. and The Chase Manhattan Bank.

10.49	Series VFC Supplement to Master Pooling and Servicing Agreement, dated as of May 9, 2001, among General Cable Capital Funding, Inc., General Cable Industries, Inc. and The Chase Manhattan Bank.

10.50	Receivables Sale Agreement, dated as of May 9, 2001, between General Cable Industries, Inc. and General Cable Capital Funding, Inc.

10.51	First amendment dated December 21, 2001 to the Series 2001-1 Supplement to Master Pooling and Servicing Agreement dated as of May 9, 2001.

21.1	List of Subsidiaries of General Cable

23.1	Consent of Deloitte & Touche LLP

         (b)  Reports on Form 8-K

(i)	Form 8-K including pro forma financial information required to be filed with respect to the sale of businesses to Southwire Company filed on October 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Cable Corporation
Signed: March 29, 2002
By: /s/ GREGORY B. KENNY
Gregory B. Kenny
President and Chief Executive
Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ROBERT J. SIVERD	Executive Vice President, General	March 29, 2002
Robert J. Siverd	Counsel and Secretary

/s/ CHRISTOPHER F. VIRGULAK	Executive Vice President and Chief	March 29, 2002
Christopher F. Virgulak	Financial Officer (Chief Accounting Officer)

/s/ JOHN E. WELSH	Nonexecutive Chairman	March 29, 2002
John E. Welsh	and Director

/s/ GREGORY E. LAWTON	Director	March 29, 2002
Gregory E. Lawton

/s/ JEFFREY NODDLE	Director	March 29, 2002
Jeffrey Noddle

/s/ ROBERT L. SMIALEK	Director	March 29, 2002
Robert L. Smialek

/s/ MICHAEL R. YOUNG	Director	March 29, 2002
Michael R. Young

INDEPENDENT AUDITORS’ REPORT

General Cable Corporation:

We have audited the accompanying consolidated balance sheets of General Cable Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders’equity and cash flows for each of the three years in the period ended December 31, 2001. Our audit also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Cable Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for its non-North American metals inventory from the first-in first-out (FIFO) method to the last-in first-out method (LIFO) effective January 1, 2001. Also as discussed in Note 2 to the financial statements, the Company changed its method of accounting for its North American non-metals inventory from the first-in, first-out (FIFO) method to the last-in, first-out method (LIFO) effective January 1, 2000.

/s/ DELOITTE & TOUCHE LLP

Cincinnati, Ohio
January 29, 2002

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
(in millions, except per share data)

	Year Ended December 31,

	2001	2000	1999

Net sales	$1,651.4	$2,162.1	$1,605.3
Cost of sales	1,403.7	1,870.4	1,312.8
Other costs	7.0	—	24.5

Total cost of sales	1,410.7	1,870.4	1,337.3

Gross profit	240.7	291.7	268.0
Selling, general and administrative	139.6	226.6	174.7
Unusual items, net	(3.2)	31.0	—

Operating income	104.3	34.1	93.3
Other income	8.1	—	—
Interest income (expense):
Interest expense	(45.6)	(62.3)	(40.1)
Interest income	1.7	2.5	2.1
Other financial costs	(10.4)	(3.3)	—

	(54.3)	(63.1)	(38.0)

Income (loss) from continuing operations before income taxes	58.1	(29.0)	55.3
Income tax (provision) benefit	(20.6)	10.3	(19.6)

Income (loss) from continuing operations	37.5	(18.7)	35.7
Loss from operations of discontinued operations (net of tax)	(6.8)	(7.7)	(1.5)
Loss on disposal of discontinued operations (net of tax)	(32.7)	—	—

Net income (loss)	$(2.0)	$(26.4)	$34.2

EPS of Continuing Operations
Earnings (loss) per common share	$1.14	$(0.56)	$0.99

Weighted average common shares	32.8	33.6	35.9

Earnings (loss) per common share-assuming dilution	$1.13	$(0.56)	$0.99

Weighted average common shares-assuming dilution	33.1	33.6	35.9

EPS of Discontinued Operations
Loss per common share	$(1.20)	$(0.23)	$(0.04)

Loss per common share-assuming dilution	$(1.19)	$(0.23)	$(0.04)

EPS of Total Company
Earnings (loss) per common share	$(0.06)	$(0.79)	$0.95

Earnings (loss) per common share-assuming dilution	$(0.06)	$(0.79)	$0.95

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
(in millions, except share data)

ASSETS	December 31,

	2001	2000

Current Assets:
Cash	$16.6	$21.2
Receivables, net	188.9	366.3
Inventories	315.4	408.0
Deferred income taxes	27.5	22.8
Prepaid expenses and other	23.9	46.0

Total current assets	572.3	864.3
Property, plant and equipment, net	320.9	379.4
Deferred income taxes	65.0	26.8
Other non-current assets	47.1	48.7

Total assets	$1,005.3	$1,319.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$249.4	$335.0
Accrued liabilities	128.5	135.0
Current portion of long-term debt	24.5	19.0

Total current liabilities	402.4	489.0
Long-term debt	421.0	611.9
Deferred income taxes	2.9	5.7
Other liabilities	74.1	84.1

Total liabilities	900.4	1,190.7

Shareholders’ Equity:
Common stock, $0.01 par value:
Issued and outstanding shares:
2001 - 32,838,227 (net of 4,754,425 treasury shares)
2000 - 32,649,299 (net of 4,399,625 treasury shares)	0.4	0.4
Additional paid-in capital	96.4	91.4
Treasury stock	(50.0)	(47.8)
Retained earnings	88.9	97.5
Accumulated other comprehensive loss	(25.7)	(7.4)
Other shareholders’equity	(5.1)	(5.6)

Total shareholders’equity	104.9	128.5

Total liabilities and shareholders’equity	$1,005.3	$1,319.2

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,

	2001	2000	1999

Cash flows of operating activities:
Net income (loss)	$(2.0)	$(26.4)	$34.2
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35.0	56.0	32.4
Foreign currency translation adjustment	(8.5)	—	—
Asset impairment charges	—	—	24.5
Deferred income taxes	(16.7)	(0.8)	7.7
Gain on sale of business	(23.8)	—	—
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Sale of receivables, net of transaction costs paid at closing	145.0	—	—
(Increase) decrease in receivables	16.6	(34.0)	27.0
(Increase) decrease in inventories	37.3	(52.1)	5.9
(Increase) decrease in other assets	3.9	(0.3)	(24.5)
Increase (decrease) in accounts payable, accrued and other liabilities	(100.4)	59.6	(5.6)

Net cash flows of operating activities	86.4	2.0	101.6

Cash flows of investing activities:
Capital expenditures	(54.9)	(56.0)	(97.6)
Acquisitions, net of cash acquired	—	(19.0)	(375.7)
Proceeds from sale of businesses, net of cash sold	141.8	158.1	—
Proceeds from properties sold	6.7	0.8	0.6
Other, net	0.4	(1.0)	(1.4)

Net cash flows of investing activities	94.0	82.9	(474.1)

Cash flows of financing activities:
Dividends paid	(6.6)	(6.7)	(7.4)
Net changes in revolving credit borrowings	33.2	47.2	(239.0)
Issuance of long-term debt	—	7.4	780.6
Repayment of long-term debt	(209.4)	(139.5)	(89.4)
Acquisition of treasury stock	(2.2)	(10.1)	(37.7)

Net cash flows of financing activities	(185.0)	(101.7)	407.1

Increase (decrease) in cash	(4.6)	(16.8)	34.6
Cash — beginning of period	21.2	38.0	3.4

Cash — end of period	$16.6	$21.2	$38.0

SUPPLEMENTAL INFORMATION
Income taxes paid, net of refunds	$6.2	$7.8	$15.4

Interest paid	$58.3	$70.7	$44.3

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity
(in millions, except share amounts)

						Accumulated
			Additional			Other	Other
	Common Stock		Paid-In	Treasury	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Equity	Total

Balance, December 31, 1998	36,815,340	$0.4	$84.8	—	$103.2	$(5.2)	$(6.0)	$177.2
Comprehensive income:
Net income					34.2			34.2
Foreign currency translation adjustment						0.9		0.9
Additional minimum pension liability adjustment, net of tax						5.5		5.5
Unrealized investment gains						0.4		0.4

Comprehensive income								41.0
Dividends					(7.4)			(7.4)
Purchase of treasury shares	(3,029,400)			$(37.7)				(37.7)
Issuance of restricted stock	210,317		4.4				(4.4)	—
Amortization of restricted stock and other			1.2				1.7	2.9
Other	3,376		0.1		0.6		0.6	1.3

Balance, December 31, 1999	33,999,633	0.4	90.5	(37.7)	130.6	1.6	(8.1)	177.3
Comprehensive loss:
Net loss					(26.4)			(26.4)
Foreign currency translation adjustment						(9.0)		(9.0)

Comprehensive loss								(35.4)
Dividends					(6.7)			(6.7)
Purchase of treasury shares	(1,370,225)			(10.1)				(10.1)
Issuance of restricted stock	9,257		0.1				(0.1)	—
Amortization of restricted stock and other			1.1				2.0	3.1
Other	10,634		(0.3)				0.6	0.3

Balance, December 31, 2000	32,649,299	0.4	91.4	(47.8)	97.5	(7.4)	(5.6)	128.5
Comprehensive loss:
Net loss					(2.0)			(2.0)
Foreign currency translation adjustment						(12.9)		(12.9)
Loss on change in fair value of financial instruments, net of tax						(3.7)		(3.7)
Additional minimum pension liability, net of tax						(1.4)		(1.4)
Unrealized investment losses						(0.3)		(0.3)

Comprehensive loss								(20.3)
Dividends					(6.6)			(6.6)
Purchase of treasury shares	(354,800)			(2.2)				(2.2)
Issuance of restricted stock	357,500		2.7				(2.7)	—
Amortization of restricted stock and other			0.2				2.1	2.3
Exercise of stock options	183,876		2.1					2.1
Other	2,352						1.1	1.1

Balance, December 31, 2001	32,838,227	$0.4	$96.4	$(50.0)	$88.9	$(25.7)	$(5.1)	$104.9

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     General

General Cable Corporation and subsidiaries (General Cable), are engaged in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for the communications, energy and industrial and specialty markets. As of December 31, 2001, General Cable operated 32 manufacturing facilities in nine countries and two regional distribution centers in North America in addition to the corporate headquarters in Highland Heights, Kentucky.

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

Earnings (Loss) Per Share Earnings (loss) per common share and earnings (loss) per common share-assuming dilution are computed based on the weighted average number of common shares outstanding. Earnings (loss) per common share-assuming dilution are computed based on the weighted average number of common shares outstanding and the dilutive effect of stock options and restricted stock units outstanding.

Inventories Inventories are stated at the lower of cost or market value. The Company determines whether a lower of cost or market provision is required on a quarterly basis by computing whether inventory on hand, on a last-in first-out (LIFO) basis, can be sold at a profit based upon current selling prices less variable selling costs. No provision was required in 2001 or 2000. In the event that a provision is required in some future period, the Company will determine the amount of the provision by writing down the value of the inventory to the level where its sales, using current selling prices less variable selling costs, will result in a profit.

General Cable values all its North American inventories and its non-North American metal inventories using the LIFO method and all remaining inventories using the first-in first-out (FIFO) method. As of January 1, 2001, General Cable changed its accounting method for its non-North American metal inventories from the FIFO method to the LIFO method. The impact of the change was an increase in operating income of $4.1 million, or $0.08 of earnings per share, on both a basic and a diluted basis during the year. The Company believes that the change to the LIFO accounting method for its non-North American metal inventories more accurately reflects the impact of volatile raw material prices and conforms the accounting for all metal inventories. Because the December 31, 2000 non-North American metal inventories valued at FIFO is the opening LIFO inventory, there is neither a cumulative effect to January 1, 2001 nor proforma amounts of retroactively applying the change to LIFO.

As of January 1, 2000, General Cable changed its accounting method for its North American non-metal inventories from the FIFO method to the LIFO method. The impact of the change was an increase in operating income of $6.4 million, or $0.12 of earnings per share on both a basic and diluted basis, during the year. Because the December 31, 1999 North American non-metal inventories valued at

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIFO is the opening LIFO inventory, there is neither a cumulative effect to January 1, 2000 nor proforma amounts of retroactively applying the change to LIFO. Previously General Cable had valued only the copper and aluminum components of its North American inventories using LIFO. The Company believes that the change to the LIFO accounting method for its North American non-metal inventories more accurately reflects the impact of both volatile raw material prices and ongoing cost productivity initiatives, conforms the accounting for all North American inventories and provides a more comparable basis of accounting with direct competitors in North America who are on LIFO for the majority of their inventories.

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

Forward Pricing Agreements for Purchases of Copper and Aluminum In the normal course of business, General Cable enters into forward pricing agreements for purchases of copper and aluminum to match certain sales transactions. At December 31, 2001 and 2000, General Cable had $40.1 million and $85.9 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. The fair market value of the forward pricing agreements was $38.7 million and $84.3 million at December 31, 2001 and 2000, respectively. General Cable expects to recover the cost of copper and aluminum under these agreements as a result of firm sales price commitments with customers.

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

Concentration of Credit Risk General Cable sells a broad range of products throughout primarily the United States, Canada, Europe and Asia Pacific. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers, including members of buying groups, composing General Cable’s customer base. Ongoing credit evaluations of customers’financial condition are performed, and generally, no collateral is required. General Cable maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s estimates. Certain subsidiaries also maintain credit insurance for certain customer balances.

Derivative Financial Instruments Derivative financial instruments are utilized to manage interest rate, commodity and foreign currency risk. General Cable does not hold or issue derivative financial instruments for trading purposes.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective January 1, 2001, General Cable adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting For Derivative Instruments and Hedging Activities,” as amended, which requires that all derivatives be recorded on the balance sheet at fair value. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and whether it qualifies for hedge accounting. The transition adjustment associated with recording the fair values of the derivatives on the balance sheet at January 1, 2001 was not material.

SFAS No. 133, as applied to General Cable’s risk management strategies, may increase or decrease reported net income and shareholders’equity prospectively depending on changes in interest rates and other variables affecting the fair value of derivative instruments and hedged items, but will have no effect on cash flows or economic risk. See further discussion in Note 14.

General Cable has entered into interest rate swap and collar agreements designed to hedge underlying debt obligations. During the first quarter of 2001, the Company incurred a cost of $4.2 million related to interest rate collars which were terminated.

Foreign currency and commodity contracts are used to hedge future sales and purchase commitments. Unrealized gains and losses on such contracts are recorded in other comprehensive income until the underlying transaction occurs and is recorded in the income statement at which point such amounts included in other comprehensive income are recorded into income which generally will occur over periods less than one year.

Accounts Receivable Securitization The Company accounts for the securitization of accounts receivable in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125.” At the time the receivables are sold, the balances are removed from the Consolidated Balance Sheet. Costs associated with the transaction, primarily related to the discount and the one-time program implementation costs, are included in interest income (expense) in the Consolidated Statement of Operations. This statement, which became effective for the Company during the second quarter of 2001, modifies certain standards for the accounting of transfers of financial assets and also requires expanded financial statement disclosures related to securitization activities. See further discussion in Note 7.

Stock-Based Compensation Statement of Financial Accounting Standards No. 123, “Accounting for Stock- Based Compensation,” encourages, but does not require, companies to record compensation cost for stock- based employee compensation plans at fair value. General Cable has chosen to continue to account for stock- based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

New Standards In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 “Business Combinations”, SFAS No. 142 “Goodwill and Other Intangible Assets” and SFAS No. 143 “Accounting for Asset Retirement Obligations”. SFAS No. 141 requires that all business combinations be accounted for under the purchase accounting method and that certain acquired intangible assets in a

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s carrying value and that intangible assets other than goodwill should be amortized over their useful lives. Implementation of SFAS No. 141 and SFAS No. 142 is required for fiscal 2002. SFAS No. 143 requires entities to establish liabilities for legal obligations associated with the retirement of tangible long-lived assets. Implementation of SFAS No. 143 is required for fiscal 2003. In August 2001, SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued. SFAS No. 144 addresses financial accounting and reporting for impairment of long-lived assets to be held and used, and of long-lived assets and components of an entity to be disposed of. Implementation is required for fiscal 2002. Management does not believe the impact of adopting SFAS No. 141, SFAS No. 142, SFAS No. 143 and SFAS No. 144 will have a material impact on the consolidated financial condition, results of operations or cash flows of General Cable.

3.     Acquisitions and Divestitures

During 1999, the Company acquired the worldwide energy cable and cable systems businesses of Balfour Beatty plc, previously known as BICC plc, with operations in the United Sates, Canada, Europe, Africa, the Middle East and Asia Pacific (the Acquisition). The Acquisition was completed in three phases during 1999 for a total payment of $385.8 million. The Acquisition was accounted for as a purchase, and accordingly, the results of operations of the acquired businesses are included in the consolidated financial statements for periods after the respective closing dates.

The following unaudited proforma information presents a summary of General Cable’s consolidated statement of income and the acquired businesses of BICC plc as if the acquisition had occurred on January 1, 1999 (in millions except per share data):

1999

Net Sales	$2,914.2
Net Income	4.7

Earnings per share of common stock
Basic	0.13
Diluted	0.13

These unaudited proforma results have been prepared for informational purposes only. They do not purport to be indicative of the results of operations that actually would have resulted had the combination occurred on January 1, 1999, or of future results of operations of the consolidated entities.

In December 1999, the Company decided to sell certain businesses due to their deteriorating operating performance. On February 9, 2000, the Company signed a definitive agreement with Pirelli Cavi e Sistemi, S.p.A., of Milan, Italy (Pirelli) for the sale of the stock of these businesses for a purchase price of $216.0 million, subject to closing adjustments. The closing adjustments included changes in net assets of the businesses sold since November 30, 1999, resulting from operating losses and other adjustments as defined in the sale agreement. The businesses sold were acquired from BICC plc during 1999 and consisted primarily of the operations in the United Kingdom, Italy and Africa and a joint venture interest in Malaysia. The businesses sold produced net sales of $383.4 million

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and $369.0 million and a net loss of $73.2 million and $9.1 million for 2000 and 1999, respectively. Gross proceeds of $180.0 million were received during the third quarter of 2000 as a down payment against the final post-closing adjusted purchase price. Proceeds from the transaction were used to reduce the Company’s outstanding debt. As a result of the sale to Pirelli, the Company recognized a $34.3 million charge in the third quarter of 2000. This charge is related to severance, transaction costs, warranty and other claims, the realization of the foreign exchange translation loss on the divested businesses that was previously charged directly to equity and $3.3 million related to the write-off of unamortized bank fees due to the prepayment of indebtedness. During the third quarter of 2001, the final post-closing adjusted purchase price was agreed as $164.0 million resulting in the payment of $16.0 million to Pirelli. The Company had provided for a larger settlement amount and therefore $7.0 million of income was recorded in the third quarter of 2001.

In September 2000, the Company acquired Telmag S.A. de C.V., a Mexico-based manufacturer of telecommunications cables, for $23.0 million. The acquisition brought in-house additional outside plant telecommunications cable capacity as well as provided available capacity for a broad range of telecommunications cables.

In March 2001, the Company sold the shares of its Pyrotenax business unit to Raychem HTS Canada, Inc., a business unit of Tyco International, Ltd., for $60 million, subject to closing adjustments. The business unit, with operations in Canada and the United Kingdom, principally produced mineral insulated high-temperature cables. The proceeds from the transaction were used to reduce the Company’s debt. See further discussion in Note 4.

In September 2001, the Company announced its decision to exit the retail cordsets business. As a result of this decision, the Company closed its Montoursville, Pennsylvania plant. This facility manufactured cordset products including indoor and outdoor extension cords, temporary lighting and extension cord accessories.

In October 2001, the Company sold substantially all of the manufacturing assets and inventory of its building wire business to Southwire for $82 million of cash proceeds and the transfer to the Company of certain data communication cable manufacturing equipment. Under the building wire sale agreement, Southwire purchased the inventory and substantially all of the property, plant and equipment located at the Company’s Watkinsville, Georgia and Kingman, Arizona facilities and the wire and cable manufacturing equipment at its Plano, Texas facility. General Cable retained and continues to operate its copper rod mill in Plano, however the Company has closed its Plano wire mill. The assets sold were used in manufacturing building wire principally for the retail and electrical distribution markets. Proceeds from the transaction have been used to reduce the Company’s outstanding debt. See further discussion in Note 6.

General Cable has not yet agreed with Raychem HTS Canada, Inc. or Southwire on the closing net asset balances of the respective transactions. If the parties are unable to resolve the disputed net asset adjustments, the dispute may proceed to arbitration under the terms of the sale contracts. While the ultimate outcome of the above-mentioned matters cannot be ascertained at this time, based on information currently available, including a review of the proposed net asset adjustments, management of General Cable believes the outcome of the disputes will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of General Cable. Should final settlements be reached that are materially different than that currently provided for in the balance sheet of the Company, the Company will have to recognize such differences in its income statement.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.     Unusual Items, Net

The components of unusual items, net included the following (in millions):

	Year Ended December 31,

	2001	2000	1999

Gain from sale of Pyrotenax business	$23.8	$—	$—
Closure of manufacturing plant	(4.8)	—	—
Severance and severance related costs	(16.5)	—	—
Divestiture of non-strategic business	(5.5)	—	—
Provision for other costs	(0.8)	—	—
Income (loss) related to divestiture of assets to Pirelli	7.0	(31.0)	—

Total	$3.2	$(31.0)	$—

During the first quarter of 2001, the Company completed the sale of its Pyrotenax business to Raychem HTS Canada, Inc., a business unit of Tyco International, Ltd. for proceeds of $60 million, subject to closing adjustments. After adjusting for the net cost of the assets sold and for the expenses associated with the transaction, the Company realized a pre-tax gain of $23.8 million. The Company also incurred charges for the closure of a manufacturing plant ($4.8 million, including $3.1 million related to severance for approximately 175 employees), announced a plan to reduce headcount throughout its worldwide operations by approximately 100 employees ($4.0 million), incurred a loss related to the sale of a non-strategic business which designs and manufactures extrusion tooling and accessories ($5.5 million) and provided for certain other costs ($0.8 million).

During the third quarter of 2001, the Company agreed with Pirelli on the final post-closing adjustment purchase price of the businesses sold in the third quarter of 2000. As a result of the final settlement, the Company has recognized a $7.0 million pre-tax gain in the third quarter of 2001 for the difference in the actual settlement and the amount provided for in the Company’s balance sheet. The Company also incurred a $12.5 million one-time charge, principally consisting of severance and severance related costs. This charge relates to a further planned reduction of headcount by approximately 100 employees as part of an overall reorganization in workforce at the Company’s headquarters and certain field locations. See further discussion of accrual utilization in Note 12.

In the third quarter of 2000, as a result of the sale of certain businesses to Pirelli, the Company recognized a $31 .0 million charge. This charge was related to severance, transaction costs, warranty and other claims and the realization of the foreign exchange translation loss on the divested businesses that was previously charged directly to equity.

5.     Other Income

During the second quarter of 2001, the Company recognized a non-recurring pre-tax gain of $8.6 million related to a foreign exchange gain on the extinguishment of long-term debt in the United Kingdom partially offset by costs of $0 .5 million to close out foreign exchange contracts at one of the Company’s international subsidiaries.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.     Discontinued Operations

On September 5, 2001, the Company announced its decision to sell its building wire business and to exit its retail cordsets business, the results of which have been reported as discontinued operations. Operating results of the discontinued operations were as follows (in millions):

	Year Ended December 31,

	2001	2000	1999

Net Sales	$352.9	$526.5	$483.1

Pre-tax loss from discontinued operations	$(10.7)	$(11.9)	$(2.2)
Income tax benefit	3.9	4.2	0.7
Pre-tax loss on disposal of discontinued operations	(50.6)	—	—
Income tax benefit	17.9	—	—

Loss from discontinued operations	$(39.5)	$(7.7)	$(1.5)

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

Assets and liabilities of the discontinued operations were as follows (in millions):

December 31, 2000

Accounts receivable	$84.5
Inventory	85.1
Property, plant & equipment	52.1
Other assets	0.7
Current liabilities	(61.4)
Other liabilities	(0.7)

$160.3

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.     Accounts Receivable Asset Backed Securitization

In May 2001, the Company completed an Accounts Receivable Asset Backed Securitization Financing transaction (“Securitization Financing”). The Securitization Financing provides for certain domestic trade receivables to be sold to a wholly-owned, special purpose, bankruptcy-remote subsidiary without recourse. This subsidiary in turn transfers the receivables to a trust which has issued, via private placement, floating rate five-year certificates in an initial amount of $145 million. In addition, a variable certificate component of up to $45 million for seasonal borrowings was also established as a part of the Securitization Financing. This variable certificate component will fluctuate based on the amount of eligible receivables. Sales of receivables under this program result in a reduction of total accounts receivable reported on the Company’s consolidated balance sheet. In conjunction with the initial transaction, the Company incurred one-time charges of $4.2 million which are included in other financial costs. The Company continues to service the sold receivables and receives annual servicing fees from the special purpose subsidiary of approximately 1% of the average receivables balance. The market cost of servicing the receivables offsets the servicing fee income and results in a servicing asset equal to zero. The Company’s retained interest in the receivables are carried at their fair value which is estimated as the net realizable value. The net realizable value considers the relatively short liquidation period and includes an estimated provision for credit losses. The provision for credit losses is determined based on specific identification of uncollectible accounts and the application of historical collection percentages by aging category. The receivables are not subject to prepayment risk. The key assumptions used in measuring the fair value of retained interests at the time of securitization were receivables days sales outstanding of 54 and interest rates on LIBOR based borrowings of 4.92%. At December 31, 2001, key assumptions and the sensitivity of the current fair value of the retained interest are as follows:

	Key	Impact on fair value of	Impact on fair value of
	Assumptions	20% adverse change	50% adverse change

Days sales outstanding	51 days	$0.1 million	$0.3 million
Interest rate	2.5%	$0.1 million	$0.3 million

These sensitivities are hypothetical and should be used with caution. Changes in fair value based on a 20 and 50 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another which might magnify or counteract sensitivities.

At December 31, 2001, the Company’s retained interest in accounts receivable and off-balance sheet financing as a result of the transaction was $83.1 million and $145.0 million, respectively. The effective interest rate in the Securitization Financing was approximately 2.5% at December 31, 2001. In 2001, proceeds from new sales totaled $1,258.6 million and cash collections reinvested totaled $1,044.4 million. The portfolio of accounts receivable that the Company services totaled approximately $150 million at December 31, 2001.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     Asset Impairment Charges

In December 1999, the Company recorded a $13.5 million impairment charge related to the fixed assets of the businesses the Company decided to sell to Pirelli and an impairment charge of $11.0 million related to notes receivable from its joint venture in Germany as a result of ongoing operating losses and the Company’s decision to liquidate such joint venture interest.

9.     Inventories

Inventories consisted of the following (in millions):

	December 31,

	2001	2000

Raw materials	$36.7	$52.7
Work in process	41.9	63.4
Finished goods	236.8	291.9

	$315.4	$408.0

At December 31, 2001 and December 31, 2000, $274.1 million and $338.6 million, respectively, of inventories were valued using the LIFO method. Approximate replacement costs of inventories valued using the LIFO method totaled $248.7 million at December 31, 2001 and $332.4 million at December 31, 2000. If in some future period, the Company were not able to recover the LIFO value of its inventory at a profit when replacement costs were lower than the LIFO value of the inventory, the Company would be required to take a charge to recognize in its income statement all or a portion of the higher LIFO value of the inventory. Additionally, if LIFO inventory quantities were reduced in a period when replacement costs were lower than the LIFO value of inventory, the Company would experience a decline in reported margins.

10.     Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	December 31,

	2001	2000

Land	$22.8	$31.3
Buildings and leasehold improvements	53.4	97.6
Machinery, equipment and office furnishings	302.7	322.0
Construction in progress	49.6	51.6
	428.5	502.5
Less accumulated depreciation and amortization	(107.6)	(123.1)

	$320.9	$379.4

Depreciation expense totaled $31.7 million, $52.0 million and $29.4 million for the years ended December 31, 2001, 2000 and 1999, respectively.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.     Accrued Liabilities

Accrued liabilities consisted of the following (in millions):

	December 31,

	2001	2000

Payroll related accruals	$22.3	$25.2
Accrued restructuring costs	13.3	—
Customers’ deposits and prepayments	11.4	11.1
Customer rebates	8.5	17.9
Insurance claims and related expenses	8.4	10.6
Other accrued liabilities	64.6	70.2

	$128.5	$135.0

12.     Restructuring Charges

During 2001, as a result of the sale of the building wire business, exit of the retail cordset business and planned restructuring, accruals of $72.7 million were established for restructuring activities related to the closure of manufacturing plants, the elimination of regional distribution centers, severance and related costs for planned headcount reductions and other costs.

Changes in accrued restructuring costs were as follows (in millions):

	Severance	Facility
	and Related	Closing
	Costs	Costs	Total

Original provisions	$29.8	$42.9	$72.7
Utilization	(27.2)	(32.2)	(59.4)

Balance, December 31, 2001	$2.6	$10.7	$13.3

13.     Long-Term Debt

Long-term debt consisted of the following (in millions):

	December 31,

	2001	2000

Term loans	$348.6	$562.0
Revolving loans	80.4	47.2
Other	16.5	21.7
	445.5	630.9
Less current maturities	24.5	19.0

	$421.0	$611.9

Weighted average interest rates were as follows:

Term loans	5.1%	9.8%
Revolving loans	4.9%	9.9%
Other	6.0%	6.4%

The estimated fair value of the Company’s long-term debt at December 31, 2001 and 2000 was approximately equal to the carrying value at those dates because the majority of the Company’s debt has variable interest rates.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s current credit facility was entered into in 1999 with one lead bank as administrative agent, and a syndicate of lenders. The facility, as amended and reduced by prepayments, consists of: 1) term loans in Dollars in an aggregate amount up to $317.4 million, 2) term loans in Dollars and foreign currencies in an aggregate amount up to $31.2 million and 3) revolving loans and letters of credit in Dollars and foreign currencies in an aggregate amount up to $250.0 million. Borrowings are secured by assets of the Company’s North American operations and a portion of the stock of its non-North American subsidiaries and are also guaranteed by the Company’s principal operating subsidiaries. During the years 2001 and 2000, the Company had repaid $208.8 million and $138.5 million, respectively, of term loans in advance of their scheduled repayment date. These amounts include the proceeds from the Building Wire sale, the Company’s Securitization Financing and the Pyrotenax sale received during 2001 and the proceeds from the Pirelli transaction in 2000. In conjunction with these reductions in the borrowing capacity under the facility, the Company recorded a $2.4 million and a $3.3 million charge to write-off a portion of its unamortized bank fees during 2001 and 2000, respectively.

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

The Company amended its credit facility in January 2001 to permit increased financial flexibility including substantial alteration of financial covenants for the remaining life of the credit facility, to permit the Company to implement the Securitization Financing and, to permit the sale of the Pyrotenax business unit. As a result of the amendment, the Company’s spread over LIBOR increased by 25 basis points across all levels of its leverage-based pricing grid. One-time fees and expenses associated with the amendment were approximately $2.6 million and are being amortized over the remaining life of the credit agreement. Future compliance with financial covenants will be dependent upon a number of factors, including the overall level of economic activity, future conditions in the Company’s principal end markets and the Company’s future borrowing requirements.

The credit facility, as amended, restricts certain corporate acts and contains required financial ratios and other covenants. At December 31, 2001, the cumulative maximum dividend allowable under the most restrictive covenant was approximately $8.0 million.

At December 31, 2001, maturities of long-term debt during each of the years 2002 through 2006 are $24.5 million, $22.5 million, $38.8 million, $68.1 million and $134.4 million, respectively, and $157.2 million thereafter.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.     Financial Instruments

General Cable is exposed to various market risks, including changes in interest rates, foreign currency and commodity prices. To manage risk associated with the volatility of these natural business exposures, General Cable enters into interest rate, commodity and foreign currency derivative agreements as well as copper and aluminum forward pricing agreements. General Cable does not purchase or sell derivative instruments for trading purposes.

General Cable has utilized interest rate swaps and interest rate collars to manage its interest expense exposure by fixing its interest rate on a portion of the Company’s floating rate debt. Under the swap agreements, General Cable will typically pay a fixed rate while the counterparty pays to General Cable the difference between the fixed rate and the average three-month LIBOR rate.

During 1999, the Company entered into certain interest rate derivative contracts for hedging of the credit facility floating interest rate risk covering $375.0 million of the Company’s debt. The net effect of the hedging program was to provide a collar between approximately 5.4% and 8.5% within which the Company’s LIBOR rates on a portion of the credit facility could move and which was at no cost to the Company. The Company entered into these three year agreements with members of the lending group. In March 2001, the Company incurred a cost of $4.2 million to terminate these interest rate collars.

At December 31, 2000, General Cable had interest rate swaps which effectively fixed interest rates for $12.5 million of borrowings under the credit facility. During 2001, the Company entered into several new interest rate swaps which effectively fixed interest rates for borrowings under the credit facility and other debt as follows (dollars in millions):

		Notional	Interest
Interest Rate Derivatives	Period	Amounts	Rate Range

Interest Rate Swaps	March 2001 to August 2002	$275.0	4.65 — 4.68%
Interest Rate Swap	December 2001 to October 2011	9.0	4.49%
Forward Starting Interest Rate Swaps	January 2002 to December 2003	625.0	2.46 — 4.74%

The Company does not provide or receive any collateral specifically for these contracts. However, all counterparties are members of the lending group and as such participate in the collateral of the credit agreement and are significant financial institutions.

The fair value of interest rate derivatives is based on quoted market prices and third-party provided calculations, which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments. At December 31, 2001, the net unrealized loss on the net interest rate derivatives and the carrying value was $5.7 million. At December 31, 2000, the net unrealized loss on the net interest rate derivatives was $1.1 million while the carrying value was zero.

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At December 31, 2001 and 2000, the net unrealized (loss) gain on the net foreign currency contracts was $(0.2) million and $1.2 million, respectively. However, since these contracts hedge forecasted foreign currency denominated transactions, any change in the fair value of the contracts would be recorded in other comprehensive income until the hedged transaction was reflected in the income statement.

Outside of North America, General Cable enters into commodity futures for purchase of copper and aluminum for delivery in a future month to match certain sales transactions. At December 31, 2001 and 2000, General Cable had unrealized losses of $0.2 million and $0.1 million, respectively, on the commodity futures.

The notional amounts and fair values of these financial instruments at December 31, 2001 and 2000, are shown below (in millions). The carrying amount of the financial instruments was a liability of $6.1 million at December 31, 2001 and zero at December 31, 2000.

	2001		2000

	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

Interest rate swaps	$284.0	$(5.7)	$15.1	$—
Forward starting interest rate swaps	625.0	—	—	—
Interest rate collars	—	—	375.0	(1.1)
Foreign currency contracts	28.5	(0.2)	58.2	1.2
Commodity futures	8.0	(0.2)	6.4	(0.1)

		$(6.1)		$—

In the normal course of business, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. At December 31, 2001 and 2000, General Cable had an unrealized loss of $1.4 million and $1.6 million, respectively. General Cable expects to recover the unrealized loss under these agreements as a result of firm sales price commitments with customers.

15.     Income Taxes

The provision (benefit) for income taxes attributable to continuing operations consisted of the following (in millions):

	Year Ended December 31,

	2001	2000	1999

Current tax expense (benefit):
Federal	$4.1	$(18.8)	$4.5
State	0.1	(1.1)	(0.7)
Foreign	11.3	9.4	7.6
Deferred tax expense (benefit):
Federal	0.5	(6.0)	8.6
State	1.0	(0.7)	1.1
Foreign	3.6	6.9	(1.5)

	$20.6	$(10.3)	$19.6

The income tax benefit attributable to the operations and disposal of discontinued operations was $21.8 million, $4.2 million, and $0.7 million for 2001, 2000 and 1999, respectively.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of reported income tax expense (benefit) to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income from continuing operations is as follows (in millions):

	Year Ended December 31,

	2001	2000	1999

Statutory federal income tax	$20.3	$(10.1)	$19.4
State, foreign, and Foreign Sales Corporation income tax differential	(0.3)	(0.6)	0.9
Other, net	0.6	0.4	(0.7)

	$20.6	$(10.3)	$19.6

The components of deferred tax assets and liabilities were as follows (in millions):

	December 31,

	2001	2000

Deferred tax assets:
Net operating loss carryforwards	$76.5	$26.5
Pension and retiree benefits accruals	2.3	1.8
Asset and rationalization reserves	5.1	—
Inventory reserves	3.6	7.6
Capital loss carryforwards	4.1	15.1
Tax credit carryforwards	3.8	5.6
Other liabilities	19.9	20.8
Valuation allowance	(5.6)	(10.3)

Total deferred tax assets	109.7	67.1
Deferred tax liabilities:
Depreciation and fixed assets	21.9	23.2

Net deferred tax assets	$87.8	$43.9

As of December 31, 2001, the Company has recorded a valuation allowance for its capital loss carryforward, U.S. foreign tax credit carryforward, and a portion of its foreign net operating loss carryforward due to uncertainties regarding the ability to obtain future tax benefits for these tax attributes.

The Company generated U.S. net operating loss carryforwards of $57.6 million in 2000 and $100.1 million in 2001, which expire in 2020 and 2021, respectively. In addition, the Company has other U.S. net operating loss carryforwards that are subject to limitation under Internal Revenue Code Section 382. In accordance with the provisions of Section 382, utilization of these net operating loss carryforwards is limited to approximately $5.4 million per year. These Section 382 limited net operating loss carryforwards expire in varying amounts from 2006-2013. The total Section 382 limited net operating loss carryforward that may be utilized prior to expiration is estimated at $38.7 million. The Company also has approximately $6.6 million of net operating loss carryforwards in various foreign jurisdictions. A valuation allowance has been established for $2.2 million of these foreign net operating losses due to the unlikelihood of utilization prior to expiration.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has $0.7 million of U.S. foreign tax credit carryforwards that expire in 2004 and $3.1 million of alternative minimum tax credit carryforwards that have no expiration date. The utilization of the alternative minimum tax credit carryfoward is also subject to Section 382 limitations.

Undistributed earnings of foreign subsidiaries that are considered to be reinvested indefinitely are approximately $61 million.

16.     Pension Plans

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

Net pension expense included the following components (in millions):

	Year Ended December 31,

	2001	2000	1999

Service cost	$2.6	$2.8	$2.4
Interest cost	8.4	8.7	7.8
Expected return on plan assets	(10.9)	(11.1)	(9.7)
Net amortization and deferral	0.7	0.8	0.6

Net defined benefit pension expense	0.8	1.2	1.1
Net defined contribution pension expense	7.2	6.9	8.0

Total pension expense	$8.0	$8.1	$9.1

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles pension plan obligations and assets (in millions):

	2001	2000

Beginning benefit obligation	$122.1	$116.0
Divestitures	(2.4)	—
Service cost	2.6	2.8
Interest cost	8.4	8.7
Curtailment gain	(1.3)	—
Special termination benefits	1.1	—
Benefits paid	(10.8)	(8.3)
Amendments	2.3	8.3
Assumption change	4.8	0.4
Actuarial (gain) loss	(2.7)	(5.8)

Ending benefit obligation	$124.1	$122.1

Beginning fair value of plan assets	$116.6	$119.4
Divestitures	(2.4)	—
Actual return on plan assets	5.9	0.4
Company contributions	2.6	5.1
Benefits paid	(10.8)	(8.3)

Ending fair value of plan assets	$111.9	$116.6

Funded status of the plan	$(12.2)	$(5.5)
Unrecognized net transition obligation	0.5	0.6
Unrecognized actuarial (gain) loss	6.8	(0.7)
Unrecognized prior service cost	11.3	11.9
Intangible asset	3.9	—
Additional minimum liability	(5.3)	—

Prepaid pension amount	$5.0	$6.3

The curtailment gain and special termination benefits in 2001 were the result of selling and closing certain manufacturing locations. The divestitures in 2001 are related to the sale of the Pyrotenax business.

The weighted average rate assumptions used in determining pension costs and the benefit obligations were:

	2001	2000	1999

Discount rate	7.25%	7.75%	7.75%
Expected rate of increase in future compensation levels	4.0%	4.5%	4.5%
Long-term rate of return on plan assets	9.5%	9.5%	9.5%

For plans with an accumulated benefit obligation exceeding assets, the total accumulated benefit obligation, which equaled the total projected benefit obligation, was $15.6 million and $20.7 million and the fair value of plan assets was $2.9 million and $7.4 million at December 31, 2001 and 2000, respectively.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.     Post-Retirement Benefits Other Than Pensions

General Cable has post-retirement benefit plans that provide medical and life insurance for certain retirees and eligible dependents. General Cable funds the plans as claims or insurance premiums are incurred. Net post-retirement benefit expense (income) included the following components (in millions):

	Year Ended December 31,

	2001	2000	1999

Service cost	$0.3	$0.3	$0.3
Interest cost	0.7	0.7	0.6
Amortization of prior service cost	(0.8)	(0.8)	(0.8)
Curtailment gain	(0.4)	(1.2)	—

Net post-retirement benefit expense (income)	$(0.2)	$(1.0)	$0.1

The curtailment gain was the result of closing certain manufacturing locations in 2001 and the result of the elimination of certain retiree benefits in 2000.

The change in the accrued post-retirement benefit liability was as follows (in millions):

	2001	2000

Beginning benefit obligation balance	$12.8	$14.7
Divestiture	(0.4)	—
Net periodic benefit expense (income)	(0.2)	(1.0)
Benefits paid	(0.8)	(0.9)

Ending benefit obligation balance	$11.4	$12.8

The discount rate used in determining the accumulated post-retirement benefit obligation was 7.25% for the year ended December 31, 2001 and 7.75% for the years ended December 31, 2000 and 1999. The assumed health-care cost trend rate used in measuring the accumulated post-retirement benefit obligation was 10.0%, decreasing gradually to 5.0% in year 2007 and thereafter. Changing the assumed health-care cost trend rate by 1% would result in a change in the accumulated post-retirement benefit obligation of $1.5 million for 2001. The effect of this change would affect net post-retirement benefit expense by $0.2 million.

18.     Stock Options

General Cable has a Stock Incentive Plan and a Stock Option Plan under which a maximum of 4,725,000 shares, options or units of Common Stock and a maximum of 1,000,000 options, respectively, may be issued. Stock options are granted to employees at prices which are not less than the closing market price on the date of grant. The majority of options granted during 2001, 2000 and 1999 expire in 10 years and vest and become fully exercisable ratably over three years of continued employment. Options granted during 1997 expire in 10 years and vested and became fully exercisable at the end of three years of continued employment. General Cable applies APB Opinion 25 and related Interpretations in accounting for the plan.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	2001	2000	1999

Net (loss) income:
As reported	$(2.0)	$(26.4)	$34.2
Proforma	(7.7)	(31.3)	28.6
Earnings (loss) per common share:
As reported	(0.06)	(0.79)	0.95
Proforma	(0.23)	(0.93)	0.80
Earnings (loss) per common share-assuming dilution:
As reported	(0.06)	(0.79)	0.95
Proforma	(0.23)	(0.93)	0.80

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

	2001	2000	1999

Risk-free interest rate	5.1%	6.3%	5.9%
Expected dividend yield	3.0%	3.0%	1.4%
Expected option life	6.5 years	6.5 years	6.5 years
Expected stock price volatility	66.1%	69.5%	76.0%
Weighted average fair value of options granted	$6.09	$4.92	$11.09

A summary of option information for the years ended December 31, 2001, 2000 and 1999 follows (options in thousands):

		Weighted
		Average
	Options	Exercise
	Outstanding	Price

Balance at December 31, 1998	1,874	$16.49
Granted	914	17.59
Forfeited	(221)	18.01

Balance at December 31, 1999	2,567	16.75
Granted	885	9.00
Forfeited	(248)	15.03

Balance at December 31, 2000	3,204	14.74
Granted	623	7.83
Exercised	(185)	11.34
Forfeited	(418)	13.22

Balance at December 31, 2001	3,224	$13.75

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding at December 31, 2001 (options in thousands):

			Weighted
			Average
		Weighted	Remaining		Weighted
Range of	Options	Average	Contractual	Options	Average
Exercise Prices	Outstanding	Exercise Price	Life	Exercisable	Exercise Price

$ 7 - $14	2,354	$11.17	5.4	1,428	$13.04
$14 - $21	228	$14.22	6.0	161	$14.13
$21 - $28	642	$23.02	5.0	531	$23.25

As of December 31, 2001, 2000 and 1999, there were 2,120,000, 1,706,000 and 126,000 exercisable stock options, respectively.

19.     Shareholders’ Equity

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

The table below summarizes information about restricted stock awarded during the following years:

	2001	2000	1999

Number of shares awarded	357,500	9,257	210,317
Fair value of shares at date issued (in millions)	$2.8	$0.1	$4.4

During the first quarter of 2001, 355,500 shares of restricted common stock with performance accelerated vesting features were awarded to certain senior executives under the Company’s Stock Incentive Plan as amended (the “Plan”). Under the terms of the Plan, the Company can award restricted common stock to executives and key employees with such features. The restricted shares vest six years from the date of grant unless certain performance criteria are met. The performance measure used to determine vesting is the Company’s stock price. The stock price targets must be sustained for 20 business days in order to trigger accelerated vesting.

During the second quarter of 2001, as a result of the achievement of performance criteria, restrictions on 50% of the stock expired and the Company recognized accelerated amortization of $1.2 million.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restrictions on the majority of the shares issued during 2000 and 1999 will expire ratably over a three-year period. Amortization of these restricted stock awards was $2.1 million, $2.0 million and $1.7 million during 2001, 2000 and 1999, respectively.

In November 1998, General Cable entered into a Stock Loan Incentive Plan (SLIP) with executive officers and key employees. Under the SLIP, the Company loaned $6.0 million to facilitate open market purchases of General Cable Common Stock. The loans are evidenced by notes that bear interest at 5.12% and mature in November 2003. A matching restricted stock unit (MRSU) was issued for each share of stock purchased under the SLIP. The MRSUs generally vest after five years of continuous employment. If the vesting requirements are met, one share of General Cable Common Stock will be issued in exchange for each MRSU. The fair value of the MRSUs at the grant date of $6.0 million, adjusted for subsequent forfeitures, is being amortized to expense over the five-year vesting period. There are 224,977 MRSUs outstanding as of December 31, 2001. Amortization expense related to the MRSUs was $0.2 million, $1.1 million and $1.2 million during 2001, 2000 and 1999, respectively.

The components of Accumulated Other Comprehensive Income (Loss) included $(20.7) million foreign currency translation adjustment, $(1.4) million additional minimum pension liability, $(3.7) million change in fair value of derivatives and $0.1 million unrealized investment gains at December 31, 2001. At December 31, 2000, the components included $(7.8) million foreign currency translation adjustment and $0.4 million unrealized investment gains.

20.     Earnings (Loss) Per Common Share of Continuing Operations

A reconciliation of the numerator and denominator of earnings (loss) per common share of continuing operations to earnings (loss) per common share of continuing operations assuming dilution for the years ended December 31, is as follows (in millions):

	2001	2000	1999

Earnings (loss) from continuing operations per common share:
Income (loss) from continuing operations (1)	$37.5	$(18.7)	$35.7
Weighted average shares outstanding (2)	32.8	33.6	35.9
Earnings (loss) from continuing operations per common share	$1.14	$(0.56)	$0.99

Earnings (loss) from continuing operations per common share-assuming dilution:
Income (loss) from continuing operations (1)	$37.5	$(18.7)	$35.7
Weighted average shares outstanding	32.8	33.6	35.9
Dilutive effect of stock options and restricted stock units	0.3	—	—

Total shares (2)	33.1	33.6	35.9
Earnings (loss) from continuing operations per common share- assuming dilution	$1.13	$(0.56)	$0.99
(1) Numerator
(2) Denominator

The earnings (loss) per common share — assuming dilution computation excludes the impact of 3.0 million, 2.3 million and 2.9 million stock options and restricted stock units in 2001, 2000 and 1999, respectively, because their impact was anti-dilutive.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Segment Information

General Cable has three reportable operating segments: the Communications Group, the Energy Group and the Industrial and Specialty Group. These segments are strategic business units organized around three product categories that follow management’s internal organization structure. Beginning in the third quarter of 2001, the Company has reported the Building Wire and Cordsets segment as discontinued operations for financial reporting purposes. Administrative expenses formerly allocated to this segment are now reported in continuing operations segments. Historical data for 2000 and 1999 has been restated to reflect this change.

The Communications Group manufactures and sells wire and cable products that transmit low-voltage signals for voice, data, video and control applications. The Energy Group manufactures and sells wire and cable products that include low-, medium- and high-voltage power distribution and power transmission products. The Industrial and Specialty Group manufactures and sells wire and cable products that conduct electrical current for industrial and commercial power and control applications.

Segment net sales represent sales to external customers. Segment operating income represents profit from operations before interest income, interest expense or income taxes. The operating loss included in corporate for 2001 consists of $12.5 million in severance costs related to the corporate reorganization and $7.0 million in inventory disposal costs partially offset by the recognition of $7.0 million in income from the settlement of the final purchase price of certain assets sold to Pirelli and an $8.7 million net gain recognized in the first quarter of 2001 principally comprised of the gain on the sale of the Pyrotenax business, offset by other charges as discussed in Note 4. The operating loss included in corporate for 2000 is a result of the sale of certain businesses to Pirelli. This charge was related to severance, transaction costs, warranty and other claims and the realization of the foreign exchange translation loss on the divested businesses that was previously charged directly to equity also as discussed in Note 4. The operating loss included in corporate for 1999 is a result of a $13.5 million impairment charge related to the fixed assets of the businesses the Company decided to sell to Pirelli and an impairment charge of $11.0 million related to notes receivable from its joint venture in Germany as a result of ongoing operating losses and the Company’s decision to liquidate such joint venture interest as discussed in Note 8. Depreciation on corporate property has been allocated to the operating segments. Corporate assets included cash, deferred income taxes, property, certain prepaid expenses and other current and non-current assets as well as the identifiable assets of the discontinued operations. Capital expenditures and depreciation expense included in the corporate column represent the discontinued operations.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information for the Company’s operating segments for the years ended December 31, is as follows (in millions). Certain reclassifications have been made to the prior year to conform to the current year segment presentation.

	Communications	Energy	Industrial &
	Group	Group	Specialty	Corporate	Total
Net Sales:
2001	$592.0	$521.8	$537.6	—	$1,651.4
2000	631.8	733.6	796.7	—	2,162.1
1999	520.2	505.3	579.8	—	1,605.3
Operating Income:
2001	48.5	35.3	24.3	$(3.8)	104.3
2000	59.8	(24.4)	29.7	(31.0)	34.1
1999	49.7	39.8	28.3	(24.5)	93.3
Identifiable Assets:
2001	370.6	210.3	287.7	136.7	1,005.3
2000	340.1	183.6	374.4	421.1	1,319.2
1999	254.3	565.2	363.7	385.1	1,568.3
Capital Expenditures:
2001	24.0	17.0	12.1	1.8	54.9
2000	13.0	27.3	12.0	3.7	56.0
1999	23.9	42.5	14.7	16.5	97.6
Depreciation Expense:
2001	15.1	3.5	7.5	5.6	31.7
2000	17.1	17.7	9.4	7.8	52.0
1999	14.0	3.9	5.6	5.9	29.4

The following table presents revenues by geographic region based on the location of the use of the product or services for the years ended December 31 (in millions):

	2001	2000	1999

United States	$1,146.9	$1,287.2	$938.4
Europe	321.2	615.4	453.1
Rest of World	183.3	259.5	213.8

	$1,651.4	$2,162.1	$1,605.3

The following table presents long-lived assets by geographic region based on the location of the asset as of December 31 (in millions):

	2001	2000	1999

United States	$245.5	$279.9	$263.7
Europe	44.8	45.0	108.8
Rest of World	30.6	54.5	66.2

	$320.9	$379.4	$438.7

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. Commitments and Contingencies

Certain present and former operating sites, or portions thereof, currently or previously owned or leased by current or former operating units of General Cable are the subject of investigations, monitoring or remediation under the United States Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLAor Superfund), the Federal Resource Conservation and Recovery Act or comparable state statutes or agreements with third parties. These proceedings are in various stages ranging from initial investigations to active settlement negotiations to implementation of the cleanup or remediation of sites.

Certain present and former operating units of General Cable in the United States have been named as potentially responsible parties (PRPs) at several off-site disposal sites under CERCLAor comparable state statutes in federal court proceedings. In each of these matters, the operating unit of General Cable is working with the governmental agencies involved and other PRPs to address environmental claims in a responsible and appropriate manner.

At December 31, 2001 and 2000, General Cable had an accrued liability of approximately $4.8 million and $5.7 million, respectively, for various environmental-related liabilities of which General Cable is aware. American Premier Underwriters Inc., a former parent of General Cable, agreed to indemnify General Cable against all environmental-related liabilities arising out of General Cable’s or its predecessors’ownership or operation of the Indiana Steel & Wire Company and Marathon Manufacturing Holdings, Inc. businesses (which were divested by General Cable), without limitation as to time or amount. American Premier also agreed to indemnify General Cable against 66 2/3% of all other environmental-related liabilities arising out of General Cable’s or its predecessors’ownership or operation of other properties and assets in excess of $10 million but not in excess of $33 million which were identified during the seven-year period ended June 2001. Indemnifiable environmental liabilities through June 2001 were substantially below that threshold. While it is difficult to estimate future environmental-related liabilities accurately, General Cable does not currently anticipate any material adverse impact on its results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

General Cable has not yet agreed with Raychem HTS Canada, Inc. or Southwire on the closing net asset balances of the respective transactions. If the parties are unable to resolve the disputed net asset adjustments, the disputes may proceed to arbitration under the terms of the sale contracts. While the ultimate outcome of the above-mentioned matters cannot be ascertained at this time, based on information currently available, including a review of the proposed net asset adjustments, management of General Cable believes the outcome of the disputes will not have a material adverse effect on the consolidated financial condition, results of operations or cash flows of General Cable. Should final settlements be reached that are materially different than that currently provided for in the balance sheet of the Company, the Company will have to recognize such differences in its income statement.

In addition, Company subsidiaries have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by the Company. At December 31, 2001, there were approximately 10,000 non-maritime claims and 31,000 maritime asbestos claims outstanding. During 2001, some 1,496 non-maritime claims and 1,967 maritime claims were filed; 243 non-maritime claims and no maritime claims were dismissed, settled or otherwise disposed of in that period. At December 31, 2001 and 2000, General Cable had accrued approximately $1.2 million and $1.0 million, respectively, for these lawsuits. The Company does not believe that the outcome of the litigation will have a material adverse effect on its results of operations, financial position or cash flows.

General Cable is also involved in various routine legal proceedings and administrative actions. Such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on its result of operations, cash flows or financial position.

General Cable has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. Future minimum rental payments required under non-cancelable lease agreements at December 31, 2001 were as follows: 2002 — $12.6 million, 2003 — $9.9 million, 2004 — $6.9 million, 2005 — $4.7 million and 2006 — $3.3 million. Rental expense recorded under operating leases was $16.2 million, $9.2 million and $13.8 million for the years ended December 31, 2001, 2000 and 1999, respectively.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23. Quarterly Operating Results (Unaudited)

The interim financial information is unaudited. In the opinion of management, the interim financial information reflects all adjustments necessary for a fair presentation of quarterly financial information. Quarterly results have been influenced by seasonal factors inherent in General Cable’s businesses. The sum of the quarter’s earnings (loss) per share amounts may not add to full year earnings per share because each quarter is calculated independently. Summarized historical quarterly financial data for 2001 and 2000 are set forth below (in millions, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2001
Net sales	$451.7	$449.9	$389.5	$360.3
Other costs	—	—	7.0	—
Gross profit	70 .7	73 .5	52 .3	44 .2
Unusual items (income) expense	(8.7)	—	5.5	—
Other income	8.1	—	—	—
Income from continuing operations	14.9	17.8	1.4	3.4
Loss from operations of discontinued businesses (net of tax)	(3.4)	(2.6)	(0.8)	—
Loss on disposal of discontinued operations (net of tax)	—	—	(32.7)	—
Net income (loss)	11.5	15.2	(32.1)	3.4
EPS of Continuing Operations Earnings per common share	$0.46	$0.55	$0.04	$0.10
Earnings dilution per common share — assuming dilution	$0.46	$0.54	$0.04	$0.10
EPS of Discontinued Operations Loss per common share	$(0.11)	$(0.08)	$(1.02)	—
Loss per common share — assuming dilution	$(0.11)	$(0.08)	$(1.02)	—
EPS of Total Company Earnings (loss) per common share	$0.35	$0.47	$(0.98)	$0.10
Earnings (loss) per common share- assuming dilution	$0.35	$0.46	$(0.98)	$0.10

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2000
Net sales	$596.0	$619.2	$521.6	$425.3
Gross profit	71 .5	74 .4	75 .1	70 .7
Unusual items expense	—	—	31.0	—
Income (loss) from continuing operations	(5.8)	(2.7)	(22.6)	12.4
Loss from operations of discontinued	—
businesses (net of tax)	(3.2)	(1.6)	(1.7)	(1.2)
Net income (loss)	(9.0)	(4.3)	(24.3)	11.2
EPS of Continuing Operations Earnings (loss) per common share	$(0.17)	$(0.08)	$(0.68)	$0.38
Earnings (loss) per common share—assuming dilution	$(0.17)	$(0.08)	$(0.68)	$0.38
EPS of Discontinued Operations Loss per common share	$(0.09)	$(0.05)	$(0.05)	$(0.04)
Loss per common share — assuming dilution	$(0.09)	$(0.05)	$(0.05)	$(0.04)
EPS of Total Company Earnings (loss) per common share	$(0.26)	$(0.13)	$(0.73)	$0.34
Earnings (loss) per common share—assuming dilution	$(0.26)	$(0.13)	$(0.73)	$0.34

Schedule II

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
Accounts Receivable Allowances
(in millions)

	For the Years
	Ended December 31,

	2001	2000	1999
Accounts Receivable Allowances:
Beginning balance	$12.6	$16.4	$7.0
Acquisitions/Divestitures	—	(3.1)	11.6
Provision	5.5	2 .2	1.1
Write-offs	(6.7)	(2.9)	(3.3)

Ending balance	$11.4	$12.6	$16.4

S-1