Form 10-Q
period 2002-03-31
GENERAL CABLE CORP /DE/
filed 2002-05-14
CIK 886035

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2002
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2002

Common Stock, $.01 Par Value	33,094,593

GENERAL CABLE CORPORATION

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

	Three Months Ended
	March 31,

	2002	2001

Net sales	$361.4	$451.7

Cost of sales	313.3	381.0

Gross profit	48.1	70.7

Selling, general and administrative expenses	30.4	38.4

Unusual items, net	—	(8.7)

Operating income	17.7	41.0

Interest income (expense):

Interest expense	(10.4)	(13.7)

Interest income	0.3	0.4

Other financial costs	—	(4.4)

	(10.1)	(17.7)

Earnings from continuing operations before income taxes	7.6	23.3

Income tax expense	(2.7)	(8.4)

Income from continuing operations	4.9	14.9

Loss from operations of discontinued operations (net of tax)	—	(3.4)

Net income	$4.9	$11.5

EPS of Continuing Operations

Earnings per common share	$0.15	$0.46

Weighted average common shares	32.9	32.6

Earnings per common share-assuming dilution	$0.15	$0.46

Weighted average common shares-assuming dilution	33.2	32.7

EPS of Discontinued Operations

Loss per common share	$—	$(0.11)

Loss per common share-assuming dilution	$—	$(0.11)

EPS of Total Company

Earnings per common share	$0.15	$0.35

Earnings per common share-assuming dilution	$0.15	$0.35

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except share data)

ASSETS	March 31,	December 31,
	2002	2001

	(unaudited)
Current Assets:

Cash	$18.8	$16.6

Receivables, net	175.1	188.9

Inventories	325.9	315.4

Deferred income taxes	27.4	27.5

Prepaid expenses and other	20.7	23.9

Total current assets	567.9	572.3

Property, plant and equipment, net	319.2	320.9

Deferred income taxes	62.2	65.0

Other non-current assets	45.7	47.1

Total assets	$995.0	$1,005.3

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$252.7	$249.4

Accrued liabilities	114.5	128.5

Current portion of long-term debt	16.2	24.5

Total current liabilities	383.4	402.4

Long-term debt	423.3	421.0

Deferred income taxes	2.3	2.9

Other liabilities	74.7	74.1

Total liabilities	883.7	900.4

Shareholders’ Equity:

Common stock, $0.01 par value:

Issued and outstanding shares:

March 31, 2002 – 32,938,283 (net of 4,754,425 treasury shares) December 31, 2001 – 32,838,227 (net of 4,745,425 treasury shares)	0.4	0.4

Additional paid-in capital	97.0	96.4

Treasury stock	(50.0)	(50.0)

Retained earnings	92.0	88.9

Accumulated other comprehensive loss	(23.2)	(25.7)

Other shareholders’ equity	(4.9)	(5.1)

Total shareholders’ equity	111.3	104.9

Total liabilities and shareholders’ equity	$995.0	$1,005.3

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Three Months Ended
	March 31,

	2002	2001

Cash flows of operating activities:

Net income	$4.9	$11.5

Adjustments to reconcile net income to net cash provided (used) by operating activities:

Depreciation and amortization	8.0	10.1

Deferred income taxes	(0.5)	0.4

Net after tax gain on sale of business	—	(23.8)

Changes in operating assets and liabilities, net of effect of divestitures:

(Increase) decrease in receivables	13.5	(32.1)

Increase in inventories	(11.4)	(11.8)

(Increase) decrease in other assets	3.9	(2.8)

Increase (decrease) in accounts payable, accrued and other liabilities	(2.0)	19.1

Net cash flows of operating activities	16.4	(29.4)

Cash flows of investing activities:

Proceeds from properties sold	0.2	6.1

Proceeds from sale of businesses, net of cash sold	—	56.2

Capital expenditures	(6.3)	(13.1)

Other, net	(0.9)	1.3

Net cash flows of investing activities	(7.0)	50.5

Cash flows of financing activities:

Dividends paid	(1.6)	(1.6)

Net changes in revolving credit borrowings	(0.8)	10.9

Repayment of long-term debt	(5.3)	(17.5)

Acquisition of treasury stock	—	(2.2)

Proceeds from exercise of stock options	0.5	—

Net cash flows of financing activities	(7.2)	(10.4)

Increase in cash	2.2	10.7

Cash-beginning of period	16.6	21.2

Cash-end of period	$18.8	$31.9

SUPPLEMENTAL INFORMATION

Income taxes paid, net of refunds	$0.6	$1.1

Interest paid	$8.3	$20.9

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(in millions, except share amounts)
(unaudited)

						Accumulated
	Common Stock		Additional			Other	Other
			Paid-In	Treasury	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Stock	Earnings	Income(Loss)	Equity	Total

Balance, December 31, 2000	32,649,299	$0.4	$91.4	$(47.8)	$97.5	$(7.4)	$(5.6)	$128.5

Comprehensive income:

Net income					11.5			11.5

Foreign currency translation adjustment						(4.5)		(4.5)

Loss on change in fair value of financial instruments, net of tax						(0.6)		(0.6)

Comprehensive income								6.4

Dividends					(1.6)			(1.6)

Issuance of restricted stock	355,500		2.7				(2.7)	—

Amortization of restricted stock and other			0.3				0.2	0.5

Acquisition of treasury stock	(354,800)			(2.2)				(2.2)

Other	39,236		0.2		0.1		0.4	0.7

Balance, March 31, 2001	32,689,235	$0.4	$94.6	$(50.0)	$107.5	$(12.5)	$(7.7)	$132.3

Balance, December 31, 2001	32,838,227	$0.4	$96.4	$(50.0)	$88.9	$(25.7)	$(5.1)	$104.9

Comprehensive income:

Net income					4.9			4.9

Foreign currency translation adjustment						0.8		0.8

Gain on change in fair value of financial instruments, net of tax						1.7		1.7

Comprehensive income								7.4

Dividends					(1.6)			(1.6)

Amortization of restricted stock and other			0.2				0.2	0.4

Exercise of stock options	66,707		0.5					0.5

Other	33,349		(0.1)		(0.2)			(0.3)

Balance, March 31, 2002	32,938,283	$0.4	$97.0	$(50.0)	$92.0	$(23.2)	$(4.9)	$111.3

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

Basis of Presentation The accompanying unaudited consolidated financial statements of General Cable Corporation and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three months ended March 31, 2002 are not necessarily indicative of results that may be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable’s 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

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

Inventories Inventories are stated at the lower of cost or market value. The Company determines whether a lower of cost or market provision is required on a quarterly basis by computing whether inventory on hand, on a last-in first-out (LIFO) basis, can be sold at a profit based upon current selling prices less variable selling costs. No provision was required in the first quarter of 2002 or 2001. In the event that a provision is required in some future period, the Company will determine the amount of the provision by writing down the value of the inventory to the level where its sales, using current selling prices less variable selling costs, will result in a profit.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Forward Pricing Agreements for Purchases of Copper and Aluminum In the normal course of business, General Cable enters into forward pricing agreements for purchases of copper and aluminum to match certain sale transactions. General Cable expects to recover the cost of copper and aluminum under these agreements as a result of firm sales price commitments with customers.

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

Accounts Receivable Securitization The Company accounts for the securitization of accounts receivable in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125.” At the time the receivables are sold, the balances are removed from the Consolidated Balance Sheet. Costs associated with the transaction, primarily related to the discount and the one-time program implementation costs, are included in interest income (expense) in the Consolidated Statement of Operations. This statement, which became effective for the Company during the second quarter of 2001, modifies certain standards for the accounting of transfers of financial assets and also requires expanded financial statement disclosures related to securitization activities. See further discussion in Note 4.

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

New Standards In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 “Business Combinations”, SFAS No. 142 “Goodwill and Other Intangible Assets” and SFAS No. 143 “Accounting for Asset Retirement Obligations”. SFAS No. 141 requires that all business combinations be accounted for under the purchase accounting method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s carrying value and that intangible assets other than goodwill should be amortized over their useful lives. Implementation of SFAS No. 141 and SFAS No. 142 is required for fiscal 2002. SFAS No. 143 requires entities to establish liabilities for legal obligations associated with the retirement of tangible long-lived assets. Implementation of SFAS No. 143 is required for fiscal 2003. In August 2001, SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued. SFAS No. 144 addresses financial accounting and reporting for impairment of long-lived assets to be held and used, and of long-lived assets and components of an entity to be disposed of. Implementation is required for fiscal 2002. The Company adopted SFAS No. 141, SFAS No. 142, SFAS No. 143 and SFAS No. 144 as of January 1, 2002. The adoption of these standards did not have a material impact on the consolidated financial condition, results of operations or cash flows of General Cable.

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

In December 1999, the Company decided to sell certain businesses due to their deteriorating operating performance. On February 9, 2000, the Company signed a definitive agreement with Pirelli Cavi e Sistemi, S.p.A., of Milan, Italy (Pirelli) for the sale of the stock of these businesses for a purchase price of $216 million, subject to closing adjustments. The closing adjustments included changes in net assets of the businesses sold since November 30, 1999, resulting from operating losses and other adjustments as defined in the sale agreement. The businesses sold were acquired from BICC plc during 1999 and consisted primarily of the operations in the United Kingdom, Italy and Africa and a joint venture interest in Malaysia. Proceeds from the transaction were used to reduce the Company’s outstanding debt. During the third quarter of 2001, the final post-closing adjusted purchase price was agreed as $164 million resulting in the payment of $16 million to Pirelli. The Company had provided for a larger settlement amount in the third quarter of 2000, and therefore $7 million of income was recorded in the third quarter of 2001. Proceeds from the transaction have been used to reduce the Company’s outstanding debt.

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

In October 2001, the Company sold substantially all of the manufacturing assets and inventory of its building wire business to Southwire for $82 million of cash proceeds and the transfer to the Company of certain datacommunication cable manufacturing equipment. Under the building wire sale agreement, Southwire purchased the inventory and substantially all of the property, plant and equipment located at the Company’s Watkinsville, Georgia and Kingman, Arizona facilities and the wire and cable manufacturing equipment at its Plano, Texas facility. General Cable retained and continues to operate its copper rod mill in Plano, however the Company has closed its Plano wire mill. The assets sold were used in manufacturing building wire products principally for the retail and electrical distribution markets. Proceeds from the transaction have been used to reduce the Company’s outstanding debt.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Beginning in the third quarter of 2001, the Company has reported the Building Wire and Cordsets segment as discontinued operations for financial reporting purposes. Administrative expenses formerly allocated to this segment are now reported in continuing operations segments. Quarterly historical data for the first quarter of 2001 has been restated to reflect this change.

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

3. Unusual Items, Net

The components of unusual items, net included the following (in millions):

	Three Months Ended March 31,

	2002	2001

Gain from sale of Pyrotenax business	$—	$23.8

Closure of manufacturing plant	—	(4.8)

Divestiture of non-strategic business	—	(5.5)

Severance and severance related costs	—	(4.0)

Provision for other costs	—	(0.8)

Total	$—	$8.7

During the first quarter of 2001, the Company completed the sale of its Pyrotenax business to Raychem HTS Canada, Inc, a business unit of Tyco International, Ltd. for proceeds of $60 million, subject to closing adjustments. After adjusting for the net cost of the assets sold and for the expenses associated with the transaction, the Company realized a pre-tax gain of $23.8 million. The Company also incurred charges for the closure of a manufacturing plant ($4.8 million, including $3.1 million related to severance for approximately 175 employees), announced a plan to reduce headcount throughout its worldwide operations by approximately 100 employees ($4.0 million), incurred a loss related to the sale of a non-strategic business which designs and manufactures extrusion tooling and accessories ($5.5 million) and provided for certain other costs ($0.8 million).

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Accounts Receivable Asset Backed Securitization

On May 9, 2001, the Company completed an Accounts Receivable Asset Backed Securitization Financing transaction (“Securitization Financing”). The Securitization Financing provides for certain domestic trade receivables to be sold to a wholly-owned, special purpose, bankruptcy-remote subsidiary without recourse. This subsidiary in turn transfers the receivables to a trust which issued, via private placement, floating rate five-year certificates in an initial amount of $145 million. In addition, a variable certificate component of up to $45 million for seasonal borrowings was also established as a part of the Securitization Financing. This variable certificate component will fluctuate based on the amount of eligible receivables. As a result of the building wire asset sale and the exit from the retail cordsets business, the Securitization Financing program was downsized in the first quarter of 2002, through the repayment of a portion of the outstanding certificates, to $80 million. The repayment of the certificates was funded by the collection of the outstanding building wire and retail cordsets accounts receivable. The $45 million seasonal borrowing component was unaffected.

Sales of receivables under this program result in a reduction of total accounts receivable reported on the Company’s consolidated balance sheet. In conjunction with the initial transaction, the Company incurred one-time charges of $4.2 million in the second quarter of 2001. The Company continues to service the sold receivables and receives annual servicing fees from the special purpose subsidiary of approximately 1% of the average receivable balance. The market cost of servicing the receivables offsets the servicing fee income and results in a servicing asset equal to zero. The Company’s retained interest in the receivables are carried at their fair value which is estimated as the net realizable value. The net realizable value considers the relatively short liquidation period and an estimated provision for credit losses. The provision for credit losses is determined based on specific identification of uncollectible accounts and the application of historical collection percentages by aging category. The receivables are not subject to prepayment risk. The key assumptions used in measuring the fair value of retained interests at the time of securitization were receivables days sales outstanding of 54 and interest rates on LIBOR based borrowings of 4.92%. At March 31, 2002, key assumptions were receivables days outstanding of 57 and interest rates on LIBOR based borrowings of 2.5%.

At March 31, 2002, the Company’s retained interest in accounts receivable and off-balance sheet financing as a result of the transaction were $70.9 million and $80.0 million, respectively. The effective interest rate in the Securitization Financing was approximately 2.5% at March 31, 2002.

5. Inventories

Inventories consisted of the following (in millions):

	March 31,	December 31,
	2002	2001

Raw materials	$32.4	$36.7

Work in process	44.1	41.9

Finished goods	249.4	236.8

Total	$325.9	$315.4

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2002 and December 31, 2001, $289.9 million and $274.1 million, respectively, of inventories were valued using the LIFO method. Approximate replacement cost of inventories valued using the LIFO method totaled $272.2 million at March 31, 2002 and $248.7 million at December 31, 2001. If in some future period, the Company were not able to recover the LIFO value of its inventory at a profit when replacement costs were lower than the LIFO value of the inventory, the Company would be required to take a charge to recognize in its income statement all or a portion of the higher LIFO value of the inventory. Additionally, if LIFO inventory quantities were reduced in a period when replacement costs were lower than the LIFO value of inventory, the Company would experience a decline in reported margins.

6. Long-term Debt

Long-term debt consisted of the following (in millions):

	March 31,	December 31,
	2002	2001

Term loans	$342.8	$348.6

Revolving loans	79.6	80.4

Other	17.1	16.5

	439.5	445.5

Less current maturities	16.2	24.5

	$423.3	$421.0

The Company’s current credit facility was entered into in 1999 with one lead bank as administrative agent and a syndicate of lenders. The facility, as amended and reduced by prepayments, consists of: 1) term loans in Dollars in an aggregate amount up to $317.4 million, 2) term loans in Euros and Dollars in an aggregate amount up to $25.4 million and 3) revolving loans and letters of credit in Dollars and foreign currencies available in an aggregate amount up to $250.0 million. Borrowings are secured by assets of the Company’s North American operations and a portion of the stock of its non-North American subsidiaries and are also guaranteed by the Company’s principal operating subsidiaries. The credit facility, as amended, restricts certain corporate acts and contains required minimum financial ratios and other covenants. In the first quarter of 2001, the Company used the proceeds from the Pyrotenax sale to repay long-term debt. This debt repayment reduced the borrowing capacity under the facility and therefore the Company recorded a $0.2 million charge to write-off a portion of its unamortized bank fees.

Loans under the credit facility bear interest, at the Company’s option, at (i) a spread over LIBOR or (ii) a spread over the Alternate Base Rate, which is defined as the higher of (a) the agent’s Prime Rate, (b) the secondary market rate for certificates of deposit (adjusted for reserve requirements) plus 1% or (c) the Federal Funds Effective Rate plus 1/2 of 1%.

A commitment fee accrues on the unused portion of the credit facility. The commitment fee ranges between 35 and 50 basis points per annum and the spread over LIBOR on all loans under the facility ranges between 225 and 400 basis points per annum. Both the commitment fee and the spread over LIBOR are subject to periodic adjustment depending upon the Company’s Leverage Ratio as defined.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2002, the Company amended the credit facility to permit increased financial flexibility through March 2003. As a result of the amendment, the Company’s spread over LIBOR increased by 25 basis points across all levels of its leverage-based pricing grid and a new leverage level was added to the pricing grid. One time fees and expenses associated with the amendment were $2.0 million and are being amortized over the one year period of the amendment.

Scheduled repayments under the term loans began in December 2000 with the final maturity in June 2007.

7. Financial Instruments

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

General Cable has utilized interest rate swaps and interest rate collars to manage its interest expense exposure by fixing its interest rate on a portion of the Company’s floating rate debt. Under the swap agreements, General Cable will typically pay a fixed rate while the counterparty pays to General Cable the difference between the fixed rate and the three-month LIBOR rate.

During 1999, the Company entered into certain interest rate derivative contracts for hedging of the credit facility floating interest rate risk covering $375.0 million of the Company’s debt. In March 2001, the Company incurred a cost of $4.2 million to terminate these interest rate collars.

During 2001, the Company entered into several interest rate swaps which effectively fixed interest rates for borrowings under the credit facility and other debt as follows (dollars in millions):

		Notional	Interest
Interest Rate Derivatives	Period	Amounts	Rate Range

Interest Rate Swaps	March 2001 to December 2002	$425.0	2.46 — 4.68%

Interest Rate Swap	December 2001 to October 2011	9.0	4.49%

Forward Starting Interest Rate Swaps	August 2002 to December 2003	475.0	3.00 — 4.74%

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Outside of North America, General Cable enters into commodity futures for purchase of copper and aluminum for delivery in a future month to match certain sales transactions. In North America, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. General Cable expects to recover the unrealized loss under these agreements as a result of firm sales price commitments with customers.

8. Other Shareholders’ Equity

Other shareholders’ equity consisted of the following (in millions):

	March 31,	December 31,
	2002	2001

Loans to shareholders	$(4.3)	$(4.3)

Restricted stock	(0.6)	(0.8)

	$(4.9)	$(5.1)

In the first quarter of 2001, 355,500 shares of restricted common stock with performance accelerated vesting features were awarded to certain senior executives under the Company’s Stock Incentive Plan as amended (“the Plan”). Under the terms of the Plan, the Company can award restricted common stock to executives and key employees with such features. The restricted shares will vest six years from the date of grant unless certain performance criteria are met. The performance measure used to determine vesting is the Company’s stock price. The stock price targets must be sustained for 20 business days in order to trigger accelerated vesting.

During the second quarter of 2001, as a result of the achievement of performance criteria, restrictions on 50% of the stock expired and the Company recognized accelerated amortization of $1.2 million.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Earnings Per Common Share of Continuing Operations

A reconciliation of the numerator and denominator of earnings per common share of continuing operations to earnings per common share assuming dilution is as follows (in millions):

	Three Months Ended March 31,

	2002			2001

			Per Share			Per Share
	Income(1)	Shares(2)	Amount	Income(1)	Shares(2)	Amount

Earnings per common share	$4.9	32.9	$0.15	$14.9	32.6	$0.46

Dilutive effect of stock options	—	0.3		—	0.1

Earnings per common share- assuming dilution	$4.9	33.2	$0.15	$14.9	32.7	$0.46

(1) Numerator
(2) Denominator

The earnings per common share-assuming dilution computation excludes the impact of 1.1 million and 3.1 million stock options and restricted stock units in the first quarter of 2002 and 2001, respectively, because their impact was anti-dilutive.

10. Segment Information

Beginning in the third quarter of 2001, the Company has reported the Building Wire and Cordsets segment as discontinued operations for financial reporting purposes. Administrative expenses formerly allocated to this segment are now reported in continuing operations segments. Quarterly historical data for the first quarter of 2001 has been restated to reflect this change.

The Communications Group manufactures and sells wire and cable products which transmit low-voltage signals for voice, data, video and control applications. The Energy Group manufactures and sells wire and cable products which include low-, medium- and high-voltage power distribution and power transmission products. The Industrial and Specialty segment is comprised of application specific cables for uses such as electrical power generation (traditional fuels, alternative and renewable sources, and distributed generation), the oil, gas and petrochemical industries, mining, industrial automation, marine, military and aerospace applications, power applications in the telecommunications industry and other key industrial segments.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information for the Company’s operating segments for the three months ended March 31, is as follows (in millions). Certain reclassifications have been made to the prior year to conform to the current year segment presentation.

	Three Months Ended March 31,

	Communications	Energy	Specialty
	Group	Group	Group	Corporate	Total

Net Sales:

2002	$105.8	$134.5	$121.1	—	$361.4

2001	157.1	139.3	155.3	—	451.7

Operating Income:

2002	4.6	10.3	2.8	—	17.7

2001	15.0	10.9	6.4	$8.7	41.0

Identifiable Assets:

March 31, 2002	384.9	225.3	290.3	94.5	995.0

December 31, 2001	370.6	210.3	287.7	136.7	1,005.3

For the three months ended March 31, 2001, the corporate operating income included an $8.7 million net gain comprised of the gain on the sale of the Pyrotenax business offset by other charges as discussed in Note 3.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

ITEM 2

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

General

General Cable Corporation is a leader in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for the communications, energy, industrial and specialty markets. Communications wire and cable products transmit low-voltage signals for voice, data, video and control applications. Energy cables include low-, medium- and high-voltage power distribution and power transmission products. Industrial and specialty wire and cable products include application-specific cables for uses such as electrical power generation (traditional fuels, alternative and renewable sources, and distributed generation), the oil, gas and petrochemical industries, mining, industrial automation, marine, military and aerospace applications, power applications in the telecommunications industry and other key industrial segments.

All statements, other than statements of historical fact, included in this report, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are, or may be considered, forward-looking statements under relevant sections of the Securities Act of 1933 and the Securities Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in the forward-looking statements (Cautionary Statements) include: domestic and local country price competition, particularly in certain segments of the industrial and specialty markets, and other competitive pressures; general economic conditions, particularly in construction; the Company’s ability to retain key customers and distributors; the Company’s ability to increase manufacturing capacity; the Company’s ability to successfully integrate acquisitions and complete divestitures; the cost of raw materials, including copper and aluminum; foreign currency exchange rate fluctuations; the level of growth in demand, product mix and capital spending for products serving various segments of the communications markets; the Company’s ability to successfully introduce new or enhanced products; the impact of technological changes and the impact or threat of competing technologies; the Company’s ability to achieve productivity improvements; the impact of changes in industry standards and the regulatory environment; and the effects and impacts of acts of terrorism carried out in domestic and foreign countries, which relate to our personnel, facilities and businesses. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements.

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

In October 2001, the Company sold substantially all of the manufacturing assets and inventory of its building wire business to Southwire for $82 million of cash proceeds and the transfer to the Company of certain datacommunication cable manufacturing equipment. Under the building wire sale agreement, Southwire purchased the inventory and substantially all of the property, plant and equipment located at the Company’s Watkinsville, Georgia and Kingman, Arizona facilities and the wire and cable manufacturing equipment at its Plano, Texas facility. General Cable retained and continues to operate its copper rod mill in Plano, however the Company has closed its Plano wire mill. The assets sold were used in manufacturing building wire products principally for the retail and electrical distribution markets. Proceeds from the transaction have been used to reduce the Company’s outstanding debt.

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

General Cable’s reported net sales are directly influenced by the price of copper and to a lesser extent aluminum. The price of copper and aluminum has been subject to considerable volatility, with the daily selling price of copper cathode on the COMEX averaging $0.76 per pound in the first quarter of 2002 and $0.86 per pound in the first quarter of 2001 and the daily selling price of aluminum rod averaging $0.78 per pound in the first quarter of 2002 and $0.88 per pound in the first quarter of 2001. However, as a result of a number of practices intended to match copper and aluminum purchases with sales, General Cable’s profitability has generally not been significantly affected by changes in copper and aluminum prices. General Cable generally passes changes in copper and aluminum prices along to its customers, although there are timing delays of varying lengths depending upon the type of product, competitive conditions and particular customer arrangements. General Cable does not engage in speculative metals trading or other speculative activities. Also, the Company does not engage in activities to hedge the underlying value of its copper and aluminum inventory.

Management’s Discussion and Analysis of the Financial Condition and Results of Operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. Significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements. The application of these policies requires management to make estimates and judgements that affect the amounts reflected in the financial statements. Management based its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The critical judgments impacting the financial statements include inventory valuation and realizability determinations and valuation allowances for deferred income taxes.

General Cable utilizes the last-in first-out (LIFO) method of inventory accounting for its metals inventory. The Company’s use of the LIFO method results in its income statement reflecting the current costs of metals, while metals inventories in the balance sheet are valued at historical costs as the LIFO layers were created. As a result of declining copper prices, the historic LIFO cost of the Company’s copper inventory exceeded its replacement cost by approximately $17.7 million at March 31, 2002. If the Company were not able to recover the LIFO value of its inventory at a profit in some future period when replacement costs were lower than the LIFO value of the inventory, the Company would be required to take a charge to recognize in its income statement all or a portion of the higher LIFO value of the inventory. Additionally, if LIFO inventory quantities were reduced in a period when replacement costs were lower than the LIFO value of the inventory, the Company would experience a decline in reported margins.

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

Beginning in the third quarter of 2001, the Company has reported the building wire and cordsets segment as discontinued operations for financial reporting purposes. Administrative expenses formerly allocated to this segment are now reported in continuing operations segments. Prior periods have been restated to reflect this change.

Results of Operations

Three Months Ended March 31, 2002 Compared with Three Months Ended March 31, 2001

Net income was $4.9 million, or $0.15 per diluted share in the first quarter of 2002 compared to net income of $11.5 million, or $0.35 per diluted share, in the first quarter of 2001. The first quarter of 2001 net income result of $11.5 million includes net after-tax non-recurring income of $5.6 million principally related to the sale of the Pyrotenax business which was more than offset by after-tax non-recurring other financial costs of $2.8 million principally related to a restructuring of the Company’s interest costs and after-tax operating losses from the discontinued operations of $3.4 million. Excluding the net after-tax non-recurring income of $5.6 million, the after-tax non-recurring other financial costs of $2.8 and the after-tax operating losses from the discontinued operations of $3.4 million, the prior year net income was $12.1 million, or $0.37 per diluted share.

The following table sets forth metal-adjusted revenues by segment, in millions of dollars. Net sales for the first quarter of 2001 have been adjusted to the first quarter of 2002 copper COMEX average of $0.76 per pound and the aluminum rod average of $0.78 per pound.

	Metal-Adjusted Net Sales
	Three Months Ended March 31,

		% of		% of
	2002	Net Sales	2001	Net Sales

Communications Group	$105.8	29.3%	$152.7	35.1%

Energy Group	134.5	37.2	131.9	30.3

Industrial and Specialty Group	121.1	33.5	150.6	34.6

Total metal-adjusted net sales	361.4	100.0%	435.2	100.0%

Metal adjustment	—		16.5

Total net sales	$361.4		$451.7

Net sales decreased 20% to $361.4 million in the first quarter of 2002 from $451.7 million in the first quarter of 2001. After adjusting 2001 net sales to reflect the $0.10 decrease in both the average monthly COMEX price per pound of copper and the average aluminum rod price per pound in the first quarter of 2002, net sales decreased 17% to $361.4 million, down from $435.2 million in 2001. The decrease in metal-adjusted net sales reflects a 31% decrease in Communication Products, a 2% increase in Energy Products and a 20% decrease in Industrial and Specialty Products.

The 31% decrease in Communication Products metal-adjusted net sales principally relates to lower sales volume of outside plant telecommunications cable and high bandwidth networking cables. Sales volume for outside plant telecommunications cable has decreased as key customers have reduced their capital spending in 2002.

The Company anticipates that telecommunications customer’s capital spending will continue at reduced levels compared to those experienced in 2001 for the remainder of 2002. A similar pattern is expected from networking cable customers. The timing of the resumption of sales to more historic levels of telecommunications cables to the regional telephone operating companies represents the greatest uncertainty with regard to the Company’s financial performance for the remainder of 2002.

The increase of 2% in metal-adjusted net sales in the Energy Products segment is the result of higher volume in the North American market as the Company realizes the effect of new contracts won during 2001 partially offset by lower sales prices. Metal-adjusted net sales in the International Energy cable market were 7% worse than the prior year primarily due to sales price decreases more than offsetting sales volume increases. The Company anticipates that sales volume for North American customers will continue to improve during 2002 as these customers are now addressing capital projects that were previously deferred. These capital projects include enhancements to the transmission and distribution power grid.

The 20% decrease in Industrial and Specialty Products metal-adjusted net sales includes the negative impact of the March 2001 divestiture of the Pyrotenax business and the June 2001 divestiture of the Company’s extrusion tooling business. Excluding the impact of these businesses, Industrial and Specialty Products metal-adjusted net sales decreased 14% from the prior year. This decrease is primarily the result of continued weak demand in many industrial sectors of the North American economy. This decrease includes a 9% decrease in metal-adjusted net sales for the Company’s international operations. The Company expects continued weak 2002 sales volume as the bulk of the end-markets for the North American Industrial Cables are still in recession.

Selling, general and administrative expense decreased to $30.4 million in the first quarter of 2002 from $38.4 million in the first quarter of 2001, excluding the effect of non-recurring items. The 21% improvement reflects the first full quarter effect of an aggressive November 2001 program to eliminate fixed SG&A expense and reduce controllable spending. The program included the elimination of 20% of the salaried positions at the corporate headquarters and other actions. Despite a 20% decrease in reported net sales quarter-on-quarter, SG&A expense as a percent of net sales decreased from 8.5% in the first quarter of 2001 to 8.4% in the first quarter of 2002. On a metals-adjusted basis, SG&A was reduced quarter-on-quarter from 8.8% in 2001 to 8.4% in 2002.

During the first quarter of 2001, the Company reported non-recurring unusual pre-tax items of $8.7 million. The unusual items consist of a pre-tax gain of $23.8 million relating to the sale of the Company’s Pyrotenax business partially offset by costs of $15.1 million incurred for the closure of a manufacturing plant, headcount reductions throughout its worldwide operations, the divestiture of a non-strategic business which designed and manufactured extrusion tooling and accessories and certain other costs.

As of January 1, 2001, the Company changed its accounting method related to its non-North American metals inventory from the first-in first-out (FIFO) method to the last-in first-out (LIFO) method, resulting in a $1.4 million increase in operating income in the first quarter of 2001. During the first quarter of 2001, the Company also wrote off $0.5 million of inventory related to the Company’s decision to close a manufacturing plant.

Operating income, excluding the first quarter 2001 non-recurring items of $8.7 noted above, decreased 45% to $17.7 million in 2002 from $32.3 million in the first quarter of 2001. Operating income decreased principally as a result of reduced selling prices in the Industrial and Specialty segment and the Energy segment and reduced volumes in the Communications segment and the Industrial and Specialty segment. These reductions in operating income were partially offset by increased volume in North American energy cables, manufacturing productivity and a reduction in selling, general and administrative expense.

During the first quarter of 2001, the Company recorded other financial costs of $4.4 million principally as a result of recognizing a loss of $4.2 million related to interest rate collars which were terminated. The collars were terminated in part due to the reduction of indebtedness associated with the Pyrotenax and Pirelli transactions, as well as to allow the Company to more fully benefit from the more favorable interest rate environment and future interest rate reductions. The Company also wrote off $0.2 million in unamortized bank fees as a result of the application of Pyrotenax proceeds against outstanding debt which resulted in a reduction in the borrowing capacity of the Company’s credit facility.

Net interest expense, excluding the non-recurring items of $4.4 million in first quarter of 2001, decreased $3.2 million from $13.3 million in 2001 to $10.1 million in the first quarter of 2002. The decrease reflects lower interest rates under the credit facility in 2002, interest savings from the Company’s Accounts Receivable Asset Backed Securitization program implemented in the second quarter of 2001 and reduced debt levels due to the application of the proceeds from non-strategic business divestitures.

The effective tax rate for 2002 and 2001 was 35.5%.

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

As a result of the building wire asset sale and the exit from the retail cordsets business, the Securitization Financing program was downsized in the first quarter of 2002, through the repayment of a portion of the outstanding certificates, to $80 million. The repayment of the certificates was funded by the collection of the outstanding building wire and retail cordsets accounts receivable. The $45 million seasonal borrowing component was unaffected.

Cash flow provided by operating activities in the first quarter of 2002 was $16.4 million. This reflects cash flows provided by accounts receivable of $13.5 million, net income before depreciation and amortization and deferred income taxes of $12.4 and a $3.9 million decrease in other assets. The cash flow provided was partially offset by an increase in inventories of $11.4 million and a decrease in accounts payable, accrued and other liabilities of $2.0 million.

Cash flow used by investing activities was $7.0 million in the first quarter of 2002, principally reflecting $6.3 million of capital expenditures. This level of capital spending is 52% below the first quarter of 2001 and reflects an intentional effort to limit capital spending given current general economic conditions.

Cash flow used by financing activities in the first quarter of 2002 was $7.2 million, primarily reflecting the pay down of long-term debt of $5.3 million and $1.6 million of dividends paid to shareholders of common stock during the first quarter of 2002.

The Company’s current credit facility was entered into in 1999 with one lead bank as administrative agent and a syndicate of lenders. The facility, as amended and reduced by prepayments, consists of: 1) term loans in Dollars in an aggregate amount up to $317.4 million, 2) term loans in Dollars and foreign currencies in an aggregate amount up to $25.4 million and 3) revolving loans and letters of credit in Dollars and foreign currencies in an aggregate amount up to $250.0 million. Borrowings are secured by assets of the Company’s North American operations and a portion of the stock of its non-North American subsidiaries and are also guaranteed by the Company’s principal operating subsidiaries. The credit facility, as amended, restricts certain corporate acts and contains required minimum financial rations and other covenants. The availability under the revolver portion of the credit facility was approximately $140 million at March 31, 2002.

Borrowings under the credit facility were $422.4 million at March 31, 2002. Loans under the credit facility bear interest, at the Company’s option, at (i) a spread over LIBOR or (ii) a spread over the Alternate Base Rate, which is defined as the higher of (a) the agent’s Prime Rate, (b) the secondary market rate for certificates of deposit (adjusted for reserve requirements) plus 1% or (c) the Federal Funds Effective Rate plus 1/2 of 1%.

A commitment fee accrues on the unused portion of the credit facility. The commitment fee ranges between 35 and 50 basis points per annum and the spread over LIBOR on all loans under the facility ranges between 225 and 400 basis points per annum. Both the commitment fee and the spread over LIBOR are subject to periodic adjustment depending upon the Company’s Leverage Ratio as defined.

In April 2002, the Company amended the credit facility to permit increased financial flexibility through March 2003. As a result of the amendment, the Company’s spread over LIBOR increased by 25 basis points across all levels of its leverage-based pricing grid and a new leverage level was added to the pricing grid. One time fees and expenses associated with the amendment were $2.0 million and are being amortized over the one year period of the amendment.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

PART II — Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	10.1	Amendment dated April 19, 2002 to the Credit Agreement between the Company, JP Morgan Chase Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2001)

(b)	Reports on Form 8-K – None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL CABLE CORPORATION

Signed: May 14, 2002	By:	s\CHRISTOPHER F. VIRGULAK

Christopher F. Virgulak Executive Vice President and Chief Financial Officer