Form 10-Q
period 2002-06-30
GENERAL CABLE CORP /DE/
filed 2002-08-09
CIK 886035

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2002
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2002
Common Stock, $.01 Par Value	33,146,758

GENERAL CABLE CORPORATION

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net Sales	$393.7	$449.9	$755.1	$901.6
Cost of sales	349.0	376.4	662.3	757.4

Gross profit	44.7	73.5	92.8	144.2
Selling, general and administrative expenses	31.4	37.5	61.8	75.9
Unusual items, net	20.9	—	20.9	(8.7)

Operating income (loss)	(7.6)	36.0	10.1	77.0
Other income	—	8.1	—	8.1
Interest income (expense):
Interest expense	(11.0)	(10.8)	(21.4)	(24.5)
Interest income	0.3	0.3	0.6	0.7
Other financial costs	—	(6.0)	—	(10.4)

	(10.7)	(16.5)	(20.8)	(34.2)

Earnings (loss) from continuing operations before income taxes	(18.3)	27.6	(10.7)	50.9
Income tax (provision) benefit	6.5	(9.8)	3.8	(18.2)

Income (loss) from continuing operations	(11.8)	17.8	(6.9)	32.7
Loss from discontinued operations (net of tax)	—	(2.6)	—	(6.0)
Loss on disposal of discontinued operations (net of tax)	(3.9)	—	(3.9)	—

Net income (loss)	$(15.7)	$15.2	$(10.8)	$26.7

EPS of Continuing Operations
Earnings (loss) per common share	$(0.36)	$0.55	$(0.21)	$1.00

Weighted average common shares	33.0	32.6	33.0	32.6

Earnings (loss) per common share-assuming dilution	$(0.36)	$0.54	$(0.21)	$0.99

Weighted average common shares-assuming dilution	33.0	33.2	33.0	33.0

EPS of Discontinued Operations
Loss per common share	$(0.12)	$(0.08)	$(0.12)	$(0.18)

Loss per common share-assuming dilution	$(0.12)	$(0.08)	$(0.12)	$(0.18)

EPS of Total Company
Earnings (loss) per common share	$(0.48)	$0.47	$(0.33)	$0.82

Earnings (loss) per common share-assuming dilution	$(0.48)	$0.46	$(0.33)	$0.81

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
(in millions, except share data)

ASSETS	June 30,	December 31,
	2002	2001

Current Assets:	(unaudited)
Cash	$21.5	$16.6
Receivables, net	210.2	188.9
Inventories	314.0	315.4
Deferred income taxes	27.5	27.5
Prepaid expenses and other	22.3	23.9

Total current assets	595.5	572.3
Property, plant and equipment, net	316.4	320.9
Deferred income taxes	40.5	65.0
Other non-current assets	57.1	47.1

Total assets	$1,009.5	$1,005.3

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$286.0	$249.4
Accrued liabilities	133.3	128.5
Current portion of long-term debt	16.6	24.5

Total current liabilities	435.9	402.4
Long-term debt	392.1	421.0
Deferred income taxes	2.1	2.9
Other liabilities	76.7	74.1

Total liabilities	906.8	900.4

Shareholders’ Equity:
Common stock, $0.01 par value:
Issued and outstanding shares:
June 30, 2002 – 33,119,465 (net of 4,754,425 treasury shares)
December 31, 2001 – 32,838,227 (net of 4,754,425 treasury shares)	0.4	0.4
Additional paid-in capital	99.2	96.4
Treasury stock	(50.0)	(50.0)
Retained earnings	74.8	88.9
Accumulated other comprehensive loss	(16.8)	(25.7)
Other shareholders’ equity	(4.9)	(5.1)

Total shareholders’ equity	102.7	104.9

Total liabilities and shareholders’ equity	$1,009.5	$1,005.3

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in millions, unaudited)

	Six Months Ended
	June 30,

	2002	2001

Cash flows of operating activities:
Net income (loss)	$(10.8)	$26.7
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15.7	20.6
Foreign currency translation adjustment	—	(8.6)
Deferred income taxes	20.9	1.7
(Gain) loss on sale of business	1.7	(23.8)
Changes in operating assets and liabilities, net of effect of divestitures:
Sale of receivables, net of transaction costs paid at closing	—	148.3
Increase in receivables	(9.5)	(36.5)
(Increase) decrease in inventories	3.4	(13.5)
Decrease in other assets	3.2	2.3
Increase in accounts payable, accrued and other liabilities	35.4	20.5

Net cash flows of operating activities	60.0	137.7

Cash flows of investing activities:
Proceeds from properties sold	0.5	6.2
Proceeds from sale of businesses, net of cash sold	1.7	59.8
Capital expenditures	(15.7)	(28.2)
Other, net	(0.6)	(0.2)

Net cash flows of investing activities	(14.1)	37.6

Cash flows of financing activities:
Dividends paid	(3.3)	(3.3)
Net changes in revolving credit borrowings	(32.3)	(1.2)
Repayment of long-term debt	(7.8)	(162.8)
Acquisition of treasury stock	—	(2.2)
Proceeds from exercise of stock options	2.4	1.6

Net cash flows of financing activities	(41.0)	(167.9)

Increase in cash	4.9	7.4
Cash-beginning of period	16.6	21.2

Cash-end of period	$21.5	$28.6

SUPPLEMENTAL INFORMATION
Income taxes paid, net of refunds	$(31.0)	$1.5

Interest paid	$18.1	$37.1

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity
(in millions, except share amounts)
(unaudited)

						Accumulated
	Common Stock		Additional			Other	Other
			Paid-In	Treasury	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Stock	Earnings	Income(Loss)	Equity	Total

Balance, December 31, 2000	32,649,299	$0.4	$91.4	$(47.8)	$97.5	$(7.4)	$(5.6)	$128.5
Comprehensive income:
Net income					26.7			26.7
Foreign currency translation adjustment						(13.7)		(13.7)
Loss on change in fair value of financial instruments, net of tax						(3.2)		(3.2)

Comprehensive income								9.8
Dividends					(3.3)			(3.3)
Issuance of restricted stock	357,000		2.7				(2.7)	—
Amortization of restricted stock and other			0.1				1.6	1.7
Acquisition of treasury stock	(354,800)			(2.2)				(2.2)
Exercise of stock options	140,123		1.6					1.6
Other	(1,723)						0.6	0.6

Balance, June 30, 2001	32,789,899	$0.4	$95.8	$(50.0)	$120.9	$(24.3)	$(6.1)	$136.7

Balance, December 31, 2001	32,838,227	$0.4	$96.4	$(50.0)	$88.9	$(25.7)	$(5.1)	$104.9
Comprehensive loss:
Net loss					(10.8)			(10.8)
Foreign currency translation adjustment						9.1		9.1

Comprehensive loss								(1.7)
Dividends					(3.3)			(3.3)
Amortization of restricted stock and other			0.4				0.1	0.5
Exercise of stock options	264,859		2.4					2.4
Other	16,379					(0.2)	0.1	(0.1)

Balance, June 30, 2002	33,119,465	$0.4	$99.2	$(50.0)	$74.8	$(16.8)	$(4.9)	$102.7

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

Basis of Presentation The accompanying unaudited consolidated financial statements of General Cable Corporation and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of results that may be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable’s 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

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

Inventories Inventories are stated at the lower of cost or market value. The Company determines whether a lower of cost or market provision is required on a quarterly basis by computing whether inventory on hand, on a last-in first-out (LIFO) basis, can be sold at a profit based upon current selling prices less variable selling costs. No provision was required for the first six months of 2002 and 2001. In the event that a provision is required in some future period, the Company will determine the amount of the provision by writing down the value of the inventory to the level where its sales, using current selling prices less variable selling costs, will result in a profit.

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

Concentration of Credit Risk General Cable sells a broad range of products primarily throughout the United States, Canada, Europe and Asia Pacific. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers, including members of buying groups, composing General Cable’s customer base. Ongoing credit evaluations of customers’ financial condition are performed, and generally, no collateral is required. General Cable maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s estimates. Certain subsidiaries also maintain credit insurance for certain customer balances.

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

SFAS No. 133, as applied to General Cable’s risk management strategies, may increase or decrease reported net income and shareholders’ equity prospectively depending on changes in interest rates and other variables affecting the fair value of derivative instruments and hedged items, but will have no effect on cash flows or economic risk. See further discussion in Note 9.

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

Accounts Receivable Securitization The Company accounts for the securitization of accounts receivable in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125.” At the time the receivables are sold, the balances are removed from the Consolidated Balance Sheet. Costs associated with the transaction, primarily related to the discount and the one-time program implementation costs that were incurred in the second quarter of 2001, are included in interest income (expense) in the Consolidated Statement of Operations. This statement, which became effective for the Company during the second quarter of 2001, modifies certain standards for the accounting of transfers of financial assets and also requires expanded financial statement disclosures related to securitization activities. See further discussion in Note 5.

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

New Standards In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 “Business Combinations”, SFAS No. 142 “Goodwill and Other Intangible Assets” and SFAS No. 143 “Accounting for Asset Retirement Obligations”. SFAS No. 141 requires that all business combinations be accounted for under the purchase accounting method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s carrying value and that intangible assets other than goodwill should be amortized over their useful lives. SFAS No. 143 requires entities to establish liabilities for legal obligations associated with the retirement of tangible long-lived assets. In August 2001, SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued. SFAS No. 144 addresses financial accounting and reporting for impairment of long-lived assets to be held and used, and of long-lived assets and components of an entity to be disposed of. The Company adopted SFAS No. 141, SFAS No. 142 and SFAS No. 144 as of January 1, 2002, as required. Additionally, SFAS No. 143 was adopted as of January 1, 2002, which was not required until fiscal 2003. The adoption of these standards did not have a material impact on the consolidated financial condition, results of operations or cash flows of General Cable. In April 2002, SFAS No. 145 “Rescession of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” was issued. SFAS No. 145 addresses financial accounting and reporting for the extinguishment of debt and accounting for leases. Implementation of SFAS No. 145 is required for fiscal 2003. Management does not believe the impact of adopting SFAS

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No. 145 will have a material impact on the consolidated financial condition, results of operations or cash flows of General Cable.

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

In March 2001, the Company sold the shares of its Pyrotenax business unit to Raychem HTS Canada, Inc., a business unit of Tyco International, Ltd., for $60 million, subject to closing adjustments. The business unit, with operations in Canada and the United Kingdom, principally produced mineral insulated high-temperature cables. During the second quarter of 2002, the final post-closing adjusted purchase price was agreed and will result in a payment to Tyco International, Ltd. of approximately $2 million during the third quarter of 2002. This payment plus other costs associated with settling the final purchase price is equal to the amount provided for in the Company’s balance sheet. The proceeds from the transaction were used to reduce the Company’s debt.

In September 2001, the Company announced its decision to exit the consumer cordsets business. As a result of this decision, the Company closed its Montoursville, Pennsylvania plant. This facility manufactured cordset products including indoor and outdoor extension cords, temporary lighting and extension cord accessories.

In October 2001, the Company sold substantially all of the manufacturing assets and inventory of its building wire business to Southwire for $82 million of cash proceeds and the transfer to the Company of certain datacommunication cable manufacturing equipment. Under the building wire sale agreement, Southwire purchased the inventory and substantially all of the property, plant and equipment located at the Company’s Watkinsville, Georgia and Kingman, Arizona facilities and the wire and cable manufacturing equipment at its Plano, Texas facility. General Cable retained and continues to operate its copper rod mill

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

quarter of 2002, the final purchase price for this transaction was agreed resulting in a deminimus cash payment to Southwire. Proceeds from the transaction have been used to reduce the Company’s outstanding debt.

Beginning in the third quarter of 2001, the Company has reported the Building Wire and Cordsets segment as discontinued operations for financial reporting purposes. Administrative expenses formerly allocated to this segment are now reported in continuing operations segments. Quarterly historical data for the first six months of 2001 has been restated to reflect this change.

During the second quarter of 2002, General Cable formed a joint venture company to manufacture and market fiber optic cables. General Cable contributed assets, primarily inventory and machinery and equipment, to a subsidiary company which was then contributed to the joint venture in exchange for a $10.2 million note receivable which resulted in a $5.6 million deferred gain on the transaction. The Company will recognize the gain as the note is repaid. At June 30, 2002, other non-current assets included an investment in the joint venture of $4.3 million and a $10.2 million note receivable from the joint venture, other liabilities included a deferred gain from the initial joint venture formation of $5.6 million.

3. Unusual Items, Net

The components of unusual items, net included the following (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Gain from sale of Pyrotenax business	$—	$—	$—	$23.8
Closure of manufacturing plants	(19.2)	—	(19.2)	(4.8)
Divestiture of non-strategic businesses	(1.7)	—	(1.7)	(5.5)
Severance and severance related costs	—	—	—	(4.0)
Provision for other costs	—	—	—	(0.8)

Total	$(20.9)	$—	$(20.9)	$8.7

During the second quarter of 2002, the Company announced that it was closing two of its seven North American plants that manufacture communications cables. The plants located in Monticello, Illinois and Sanger, California, employ approximately 200 associates and utilize more than 350,000 square feet in the production of service wire sold to the telecommunications industry and certain data communications cables. As a result the Company incurred pre-tax charges of $19.2 million ($9.3 million recorded as accrued restructuring) including $5.6 million related to severance. The Company also sold its small, non-strategic United Kingdom-based specialty cables business resulting in a pre-tax loss on sale of $1.7 million.

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

by approximately 100 employees ($4.0 million), incurred a loss related to the sale of a non-strategic business which designs and manufactures extrusion tooling and accessories ($5.5 million) and provided for certain other costs ($0.8 million).

4. Discontinued Operations

During the second quarter of 2002, the Company recorded a $6.0 million pre-tax loss on disposal of discontinued operations. The components of this charge principally related to an estimated lower net realizable value for real estate remaining from the Company’s former Building Wire business unit, a longer than anticipated holding period for three distribution centers with unexpired lease commitments and certain other costs.

5. Accounts Receivable Asset Backed Securitization

On May 9, 2001, the Company completed an Accounts Receivable Asset Backed Securitization Financing transaction (“Securitization Financing”). The Securitization Financing provides for certain domestic trade receivables to be sold to a wholly-owned, special purpose, bankruptcy-remote subsidiary without recourse.

This subsidiary in turn transferred the receivables to a trust, which issued, via private placement, floating rate five-year certificates in an initial amount of $145 million. In addition, a variable certificate component of up to $45 million for seasonal borrowings was also established as a part of the Securitization Financing. This variable certificate component will fluctuate based on the amount of eligible receivables. As a result of the building wire asset sale and the exit from the retail cordsets business, the Securitization Financing program was downsized in the first quarter of 2002, through the repayment of a portion of the outstanding certificates, to $80 million. The repayment of the certificates was funded by the collection of the outstanding building wire and retail cordsets accounts receivable. The $45 million seasonal borrowing component was unaffected.

Sales of receivables under this program result in a reduction of total accounts receivable reported on the Company’s consolidated balance sheet. In conjunction with the initial transaction, the Company incurred one-time charges of $4.2 million in the second quarter of 2001. The Company continues to service the sold receivables and receives annual servicing fees from the special purpose subsidiary of approximately 1% of the average receivable balance. The market cost of servicing the receivables offsets the servicing fee income and results in a servicing asset equal to zero. The Company’s retained interest in the receivables are carried at their fair value which is estimated as the net realizable value. The net realizable value considers the relatively short liquidation period and an estimated provision for credit losses. The provision for credit losses is determined based on specific identification of uncollectible accounts and the application of historical collection percentages by aging category. The receivables are not subject to prepayment risk. The key assumptions used in measuring the fair value of retained interests at the time of securitization were receivables days sales outstanding of 54 and interest rates on LIBOR based borrowings of 4.92%. At June 30, 2002, key assumptions were receivables days outstanding of 53 and interest rates on LIBOR based borrowings of 2.4%.

At June 30, 2002, the Company’s retained interest in accounts receivable and off-balance sheet financing as a result of the transaction were $86.0 million and $85.0 million, respectively. The effective interest rate in the Securitization Financing was approximately 2.4% at June 30, 2002.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Inventories

Inventories consisted of the following (in millions):

	June 30,	December 31,
	2002	2001

Raw materials	$28.8	$36.7
Work in process	39.7	41.9
Finished goods	245.5	236.8

Total	$314.0	$315.4

At June 30, 2002 and December 31, 2001, $270.8 million and $274.1 million, respectively, of inventories were valued using the LIFO method. Approximate replacement cost of inventories valued using the LIFO method totaled $254.7 million at June 30, 2002 and $248.7 million at December 31, 2001. If in some future period, the Company were not able to recover the LIFO value of its inventory at a profit when replacement costs were lower than the LIFO value of the inventory, the Company would be required to take a charge to recognize in its income statement all or a portion of the higher LIFO value of the inventory. Additionally, if LIFO inventory quantities were reduced in a period when replacement costs were lower than the LIFO value of inventory, the Company would experience a decline in reported margins.

7. Restructuring Charges

During 2001, as a result of the sale of the building wire business, exit of the retail cordset business and planned restructuring, accruals of $72.7 million were established for restructuring activities related to the closure of manufacturing plants, the elimination of regional distribution centers, severance and related costs for planned headcount reductions and other costs. The balance of these accruals were $13.3 million at December 31, 2001. During the second quarter of 2002, an additional $13.9 million of accruals were established ($9.3 million recorded in unusual items, $0.5 million in cost of sales and $4.1 million for discontinued operations). The $4.1 million pre-tax charge for discontinued operations principally related to a longer than anticipated holding period for three distribution centers with unexpired lease commitments and certain other costs. The $9.3 million and $0.5 million charges related to costs to close manufacturing facilities.

Changes in accrued restructuring costs were as follows (in millions):

	Severance	Facility
	and Related	Closing
	Costs	Costs	Total

Balance – December 31, 2001	$2.6	$10.7	$13.3
Provision	6.6	7.3	13.9
Utilization	(2.5)	(9.2)	(11.7)

Balance — June 30, 2002	$6.7	$8.8	$15.5

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Long-term Debt

Long-term debt consisted of the following (in millions):

	June 30,	December 31,
	2002	2001

Term loans	$343.5	$348.6
Revolving loans	48.1	80.4
Other	17.1	16.5

	408.7	445.5
Less current maturities	16.6	24.5

	$392.1	$421.0

The Company’s current credit facility was entered into in 1999 with one lead bank as administrative agent and a syndicate of lenders. The facility, as amended and reduced by prepayments, consists of: 1) term loans in Dollars in an aggregate amount up to $315.6 million, 2) term loans in Euros and Dollars in an aggregate amount up to $27.9 million and 3) revolving loans and letters of credit in Dollars and foreign currencies available in an aggregate amount up to $250.0 million. Borrowings are secured by assets of the Company’s North American operations and a portion of the stock of its non-North American subsidiaries and are also guaranteed by the Company’s principal operating subsidiaries. The credit facility, as amended, restricts certain corporate acts and contains required minimum financial ratios and other covenants.

Loans under the credit facility bear interest, at the Company’s option, at (i) a spread over LIBOR or (ii) a spread over the Alternate Base Rate, which is defined as the higher of (a) the agent’s Prime Rate, (b) the secondary market rate for certificates of deposit (adjusted for reserve requirements) plus 1% or (c) the Federal Funds Effective Rate plus 1/2 of 1%.

A commitment fee accrues on the unused portion of the credit facility. The commitment fee ranges between 35 and 50 basis points per annum and the spread over LIBOR on all loans under the facility ranges between 250 and 400 basis points per annum. Both the commitment fee and the spread over LIBOR are subject to periodic adjustment depending upon the Company’s Leverage Ratio as defined.

In April 2002, the Company amended the credit facility to permit increased financial flexibility through March 2003. As a result of the amendment, the Company’s spread over LIBOR increased by 25 basis points across all levels of its leverage-based pricing grid and a new leverage level was added to the pricing grid. One time fees and expenses associated with the amendment were $2.0 million and are being amortized over the one year period of the amendment. Future compliance with financial covenants will be dependent upon a number of factors, including overall economic activity, future conditions in the company’s principal end markets and the Company’s future borrowing requirements. The Company anticipates it will approach the financial covenant limits, but remain in compliance in the third quarter of 2002. However, should the earnings in the Communications segment remain depressed in the second half of the year, the Company would most likely require an amendment to its credit facility in the fourth quarter of 2002.

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

9. Financial Instruments

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

During 2001, the Company entered into several interests rate swaps which effectively fixed interest rates for borrowings under the credit facility and other debt as follows (dollars in millions):

		Notional	Interest
Interest Rate Derivatives	Period	Amounts	Rate Range

Interest Rate Swaps	March 2001 to December 2002	$425.0	2.46-4.68%
Interest Rate Swap	December 2001 to October 2011	9.0	4.49%
Forward Starting Interest Rate Swaps	August 2002 to December 2003	475.0	3.00-4.74%

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Other Shareholders’ Equity

Other shareholders’ equity consisted of the following (in millions):

	June 30,	December 31,
	2002	2001

Loans to shareholders	$(4.3)	$(4.4)
Restricted stock	(0.6)	(0.7)

	$(4.9)	$(5.1)

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

11. Earnings (Loss) Per Common Share of Continuing Operations

A reconciliation of the numerator and denominator of earnings (loss) per common share of continuing operations to earnings (loss) per common share assuming dilution is as follows (in millions):

	Three Months Ended June 30,

	2002			2001

	Income		Per Share			Per Share
	(Loss)(1)	Shares(2)	Amount	Income(1)	Shares(2)	Amount

Earnings (loss) per common share	$(11.8)	33.0	$(0.36)	$17.8	32.6	$0.55

Dilutive effect of stock options	—	—		—	0.6

Earnings (loss) per common share-assuming dilution	$(11.8)	33.0	$(0.36)	$17.8	33.2	$0.54

	Three Months Ended June 30,

	2002			2001

	Income		Per Share			Per Share
	(Loss)(1)	Shares(2)	Amount	Income(1)	Shares(2)	Amount

Earnings (loss) per common share	$(6.9)	33.0	$(0.21)	$32.7	32.6	$1.00

Dilutive effect of stock options	—	—		—	0.4

Earnings (loss) per common share-assuming dilution	$(6.9)	33.0	$(0.21)	$32.7	33.0	$0.99

(1) Numerator
(2) Denominator

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The earnings (loss) per common share-assuming dilution computation excludes the impact of 3.7 million and 3.2 million stock options and restricted stock units in the second quarter of 2002 and 2001, respectively, because their impact was anti-dilutive. In the first six months of 2002 and 2001 the earnings (loss) per common share-assuming dilution computation excludes the impact of 3.7 million and 3.4 million stock options and restricted stock units, respectively.

12. Segment Information

Beginning in the third quarter of 2001, the Company has reported the Building Wire and Cordsets segment as discontinued operations for financial reporting purposes. Administrative expenses formerly allocated to this segment are now reported in continuing operations segments. Quarterly historical data for the first six months of 2001 has been restated to reflect this change.

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

Summarized financial information for the Company’s operating segments for the three months ended June 30, is as follows (in millions). Certain reclassifications have been made to the prior year to conform to the current year segment presentation.

	Three Months Ended June 30,

	Communications	Energy	Industrial &
	Group	Group	Specialty	Corporate	Total

Net Sales:
2002	$119.2	$137.8	$136.7	—	$393.7
2001	168.5	137.8	143.6	—	449.9
Operating Income (Loss):
2002	5.3	9.6	2.5	$(25.0)	(7.6)
2001	18.4	9.3	8.3	—	36.0

	Six Months Ended June 30,

	Communications	Energy	Industrial &
	Group	Group	Specialty	Corporate	Total

Net Sales:
2002	$225.0	$272.3	$257.8	—	$755.1
2001	325.6	277.1	298.9	—	901.6
Operating Income (Loss):
2002	9.9	19.9	5.3	$(25.0)	10.1
2001	33.4	20.2	14.7	8.7	77.0
Identifiable Assets:
June 30, 2002	395.4	236.3	320.4	57.4	1,009.5
December 31, 2001	370.6	210.3	287.7	136.7	1,005.3

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and six month period ended June 30, 2002, the corporate operating loss of $25.0 million included a $19.7 million non-recurring charge related to the closure of manufacturing facilities ($19.2 million recorded in unusual items, see Note 3, and $0.5 million recorded in cost of sales), a $3.6 million non-recurring charge to write-down to fair value certain assets contributed to the Company’s newly formed fiber optic joint venture, and $1.7 million related to the sale of the Company’s small, non-strategic United Kingdom based specialty cable business.

For the six months ended June 30, 2001, the corporate operating income included an $8.7 million net gain comprised of the gain on the sale of the Pyrotenax business offset by other charges as discussed in Note 3.

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

In March 2001, the Company sold the shares of its Pyrotenax business unit to Raychem HTS Canada, Inc., a business unit of Tyco International, Ltd., for $60 million, subject to closing adjustments. The business unit, with operations in Canada and the United Kingdom, principally produced mineral insulated high-temperature cables. During the second quarter of 2002, the final post-closing adjusted purchase price was agreed and will result in a payment to Tyco International, Ltd. of approximately $2 million during the third quarter of 2002.

This payment plus other costs associated with settling the final purchase price is equal to the amount provided for in the Company’s balance sheet. The proceeds from the transaction were used to reduce the Company’s debt.

In September 2001, the Company announced its decision to exit the consumer cordsets business. As a result of this decision, the Company closed its Montoursville, Pennsylvania plant. This facility manufactured cordset products including indoor and outdoor extension cords, temporary lighting and extension cord accessories.

In October 2001, the Company sold substantially all of the manufacturing assets and inventory of its building wire business to Southwire for $82 million of cash proceeds and the transfer to the Company of certain datacommunication cable manufacturing equipment. Under the building wire sale agreement, Southwire purchased the inventory and substantially all of the property, plant and equipment located at the Company’s Watkinsville, Georgia and Kingman, Arizona facilities and the wire and cable manufacturing equipment at its Plano, Texas facility. General Cable retained and continues to operate its copper rod mill in Plano, however the Company has closed its Plano wire mill. The assets sold were used in manufacturing building wire products principally for the retail and electrical distribution markets. During the second quarter of 2002, the final purchase price for this transaction was agreed resulting in a deminimus cash payment to Southwire. Proceeds from the transaction have been used to reduce the Company’s outstanding debt.

General Cable’s reported net sales are directly influenced by the price of copper and to a lesser extent aluminum. The price of copper and aluminum has been subject to considerable volatility, with the daily selling price of copper cathode on the COMEX averaging $0.74 per pound in the second quarter of 2002 and $0.75 per pound in the second quarter of 2001 and the daily selling price of aluminum rod averaging $0.66 per pound in the second quarter of 2002 and $0.73 per pound in the second quarter of 2001. In the first six months the daily selling price of copper cathode on the Comex averaged $0.73 per pound in 2002 and $0.79 per pound in 2001 and the daily selling price of aluminum rod averaged $0.66 per pound in 2002 and $0.74 in 2001. However, as a result of a number of practices intended to match copper and aluminum purchases with sales, General Cable’s profitability has generally not been significantly affected by changes in copper and aluminum prices. General Cable generally passes changes in copper and aluminum prices along to its customers, although there are timing delays of varying lengths depending upon the type of product, competitive conditions and particular customer arrangements. General Cable does not engage in speculative metals trading or other speculative activities. Also, the Company does not engage in activities to hedge the underlying value of its copper and aluminum inventory.

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

General Cable utilizes the last-in first-out (LIFO) method of inventory accounting for its metals inventory. The Company’s use of the LIFO method results in its income statement reflecting the current costs of metals, while metals inventories in the balance sheet are valued at historical costs as the LIFO layers were created. As a result of declining copper prices, the historic LIFO cost of the Company’s copper inventory exceeded its replacement cost by approximately $16.1 million at June 30, 2002. If the Company were not able to recover the LIFO value of its inventory at a profit in some future period when replacement costs were lower than the LIFO value of the inventory, the Company would be required to take a charge to recognize in its income statement all or a portion of the higher LIFO value of the inventory. Additionally, if LIFO inventory quantities were reduced in a period when replacement costs were lower than the LIFO value of the inventory, the Company would experience a decline in reported margins.

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

Results of Operations

Three Months Ended June 30, 2002 Compared with Three Months Ended June 30, 2001

The net loss was $(15.7) million, or $(0.48) per diluted share in the second quarter of 2002 compared to net income of $15.2 million, or $0.46 per diluted share, in the second quarter of 2001. The second quarter of 2002 net loss of $(15.7) million includes a non-recurring pre-tax charge of $25 million related to continuing operations consisting of $19.7 million to close two manufacturing plants in North America, $3.6 million to reduce to fair value certain assets contributed to the Company’s Fiber Optic joint venture created in the second quarter and $1.7 million related to the sale of the Company’s small non-strategic, United Kingdom based specialty cables business. The second quarter of 2002 net loss also includes a $6.0 million discontinued operations pre-tax charge principally related to an estimated lower net realizable value for real estate remaining from the Company’s former Building Wire business, a longer than anticipated holding period for three distribution centers with unexpired lease commitments and certain other costs. Excluding these one-time charges the second quarter result was $4.3 million of net income or $0.13 per share.

The second quarter of 2001 net income result of $15.2 million includes net after-tax non-recurring income of $1.4 million principally related to the recognition of a foreign exchange gain on the extinguishment of long term debt in the United Kingdom partially offset by one-time costs associated with the implementation of the Company’s Account Receivable Asset Backed Securitization program. Excluding the net after-tax non-recurring income of $1.4 million the second quarter result was $13.8 million of net income or $0.42 per share.

The following table sets forth metal-adjusted revenues by segment, in millions of dollars. Net sales for the second quarter of 2001 have been adjusted to the second quarter of 2002 copper COMEX average of $0.74 per pound and the aluminum rod average of $0.66 per pound.

	Metal-Adjusted Net Sales Three Months Ended June 30,

		% of		% of
	2002	Net Sales	2001	Net Sales

Communications Group	$119.2	30.2%	$167.9	37.6%
Energy Group	137.8	35.0	134.5	30.2
Industrial and Specialty Group	136.7	34.8	143.0	32.2

Total metal-adjusted net sales	393.7	100.0%	445.4	100.0%
Metal adjustment	—		4.5

Total net sales	$393.7		$449.9

Net sales decreased 12% to $393.7 million in the second quarter of 2002 from $449.9 million in the second quarter of 2001. After adjusting 2001 net sales to reflect the $0.01 decrease in the average monthly COMEX price per pound of copper and the $0.07 decrease in the average aluminum rod price per pound in the second quarter of 2002, net sales also decreased 12% to $393.7 million, down from $445.4 million in 2001. The decrease in metal-adjusted net sales reflects a 29% decrease in Communication Products, a 3% increase in Energy Products and a 4% decrease in Industrial and Specialty Products.

The 29% decrease in the Communications Segment’s metals-adjusted net sales reflects lower sales volume in all of the domestic Communications business units. Metals-adjusted net sales of outside plant telecommunications cable were off 39% as many customers significantly reduced their capital spending. As a low cost producer, these products have historically been one of the Company’s most profitable business segments. Metals-adjusted net sales of premise cables decreased by 13% and net sales of central office products were down 38% over the second quarter of 2001. The timing of the resumption of sales to more historic levels of telecommunications cables to the regional telephone operating companies represents the greatest area of uncertainty with regard to the Company’s financial performance for the remainder of 2002.

The 3% increase in metals-adjusted net sales for Energy products reflects 2% higher net sales in North America as the Company realizes the effect of new contracts won during 2001 and 5% higher sales in Europe as the Company continues to enjoy an increased presence with major European utilities. During the quarter the Company was awarded a two-year supply agreement with Électricité de France, one of Europe’s largest electric utility companies. This contract award for medium voltage energy cables commenced in June and is valued at the equivalent of $22 million over the next two years. The Company also expanded its position in the Italian and United Kingdom energy cables markets. The Company anticipates that sales volume for North American customers will continue to improve during 2002 as Utility customers are now addressing capital projects that were previously deferred. These capital projects include enhancements to the power transmission and distribution grid.

The 4% decrease in metals-adjusted net sales in the Industrial and Specialty Segment was a result of continued weakness in demand for cables utilized in conjunction with investment in new industrial construction and other major infrastructure projects. This weakness in demand was only partially mitigated by increased sales of industrial cables in the Canadian market and a very focused sales effort to electrical distributors for electronic cables and portable cord. The Company expects continued weak 2002 sales volume as the bulk of the end-markets for the North American Industrial Cables are still in recession.

Selling, general and administrative expense decreased to $31.4 million in the second quarter of 2002 from $37.5 million in the second quarter of 2001, excluding the effect of non-recurring items. The 16% improvement reflects the full quarter effect of an aggressive November 2001 program to eliminate fixed SG&A expense and reduce controllable spending. The program included the elimination of 20% of the salaried positions at the corporate headquarters and other actions. Despite a 12% decrease in reported net sales quarter-on-quarter, SG&A expense as a percent of net sales decreased from 8.3% in the second quarter of 2001 to 8.0% in the second quarter of 2002. On a metals-adjusted basis, SG&A was reduced quarter-on-quarter from 8.4% in 2001 to 8.0% in 2002.

As of January 1, 2001, the Company changed its accounting method related to its non-North American metals inventory from the first-in first-out (FIFO) method to the last-in first-out (LIFO) method, resulting in a $0.9 million increase in operating income in the second quarter of 2001.

Operating income, excluding the second quarter 2002 non-recurring items of $25.0 million noted above, decreased 52% to $17.4 million in 2002 from $36.0 million in the second quarter of 2001. Operating income decreased principally as a result of reduced sales volume in the Communications Segment and lower pricing in all three Segments. The negative effect of reduced sales volumes and lower pricing were partially offset by increased volume in the Energy Segment as well as rigorous cost containment actions across the entire Company.

During the second quarter of 2001, the Company recognized as other income a non-recurring pre-tax gain of $8.6 million related to a foreign exchange gain on the extinguishment of long-term debt in the United Kingdom partially offset by one-time costs of $0.5 million to close out foreign exchange contracts at one of the Company’s international subsidiaries.

The Company recorded other financial costs of $6.0 million during the second quarter of 2001 as a result of recognizing $4.2 million of one-time costs associated with the implementation of its Asset Backed Securitization program. The Company also wrote off $1.8 million in unamortized bank fees as a result of the application of the Asset Backed Securitization program proceeds against the outstanding debt which reduced the borrowing capacity under the Company’s credit facility.

Net interest expense, excluding the non-recurring items of $6.0 million in the second quarter of 2001, increased $0.2 million from $10.5 million in 2001 to $10.7 million in the second quarter of 2002. The increase in interest expense is primarily the result of the amortization of bank fees that were incurred in conjunction with the amendment of the credit facility in the second quarter of 2002. Should the earnings in the Communications Segment remain depressed in the second half of the year, the Company would most likely require a further amendment to its credit facility in the fourth quarter of 2002. If this occurs, the Company will likely incur additional fees and a higher credit spread for its borrowings.

The effective tax rate for 2002 and 2001 was 35.5%.

Results of Operations

Six Months Ended June 30, 2002 Compared with Six Months Ended June 30, 2001

The net loss was $(10.8) million, or $(0.33) per diluted share in the second quarter of 2002 compared to net income of $26.7 million, or $0.81 per diluted share, in the second quarter of 2001. The second quarter of 2002 net loss of $(10.8) million includes a continuing operations non-recurring pre-tax charge of $25 million consisting of $19.7 million to close two manufacturing plants in North America, $3.6 million to reduce to fair value certain assets contributed to the Company’s Fiber Optic joint venture created in the second quarter and $1.7 million related to the sale of the Company’s small non-strategic, United Kingdom based specialty cables business. The second quarter of 2002 net loss of $(10.8) million also includes a $6.0 million discontinued operations pre-tax charge principally related to an estimated lower net realizable value for real estate remaining from the Company’s former Building Wire business, a longer than anticipated holding period for three distribution centers with unexpired lease commitments and certain other costs. Excluding these one-time charges the result was $9.2 million of net income or $0.28 per share.

The first six months of 2001 net income result of $26.7 million includes net after-tax non-recurring income of $4.2 million principally related to the sale of the Pyrotenax business and a foreign exchange gain from the extinguishment of long-term debt in the United Kingdom, partially offset by one-time costs associated with the Company’s implementation of an Accounts Receivable Asset Backed Securitization program and a financially favorable restructuring of the Company’s interest costs. Excluding the after-tax non-recurring income of $4.2 million the first six months of 2002 result was $22.5 million of net income or $0.68 per share.

The following table sets forth metal-adjusted revenues by segment, in millions of dollars. Net sales for the first six months of 2001 have been adjusted to the first six months of 2002 copper COMEX average of $0.73 per pound and the aluminum rod average of $0.66 per pound.

	Metal-Adjusted Net Sales Six Months Ended June 30,

		% of		% of
	2002	Net Sales	2001	Net Sales

Communications Group	$225.0	29.7%	$320.4	36.3%
Energy Group	272.3	36.1	266.4	30.3
Industrial and Specialty Group	257.8	34.2	294.1	33.4

Total metal-adjusted net sales	755.1	100.0%	880.9	100.0%
Metal adjustment	—		20.7

Total net sales	$755.1		$901.6

Net sales decreased 16% to $755.1 million in the first six months of 2002 from $901.6 million in the first six months of 2001. After adjusting 2001 net sales to reflect the $0.06 decrease in the average monthly COMEX price per pound of copper and the $0.08 decrease in the average aluminum rod price per pound in the first six months of 2002, net sales decreased 14% to $755.1 million, down from $880.9 million in 2001. The decrease in metal-adjusted net sales reflects a 30% decrease in Communication Products, a 2% increase in Energy Products and a 12% decrease in Industrial and Specialty Products.

The 30% decrease in Communication Products metal-adjusted net sales principally relates to lower sales volume of outside plant telecommunications cable and high bandwidth networking cables. Sales volume for outside plant telecommunications cable has decreased as key customers have reduced their capital spending in 2002. The Company anticipates that telecommunications customers’ capital spending will continue at reduced levels compared to those experienced in 2001 for the remainder of 2002. A similar pattern is expected from networking cable customers. The timing of the resumption of sales of telecommunications cables to the regional telephone operating companies to more historic levels is unknown and this represents the greatest uncertainty with regard to the Company’s financial performance for the remainder of 2002.

The increase of 2% in metal-adjusted net sales in the Energy Products segment is the result of higher volume in the North American market as the Company realizes the effect of new contracts won during 2001 and higher sales in Europe as the Company continues to enjoy an increased presence with major European utilities. During the quarter, the Company was awarded a two-year supply agreement with Èlectricité de France, one of Europe’s largest electric utility companies. This contract award for medium voltage energy cables commenced in June and is valued at the equivalent of $22 million over the next two years. The Company also expanded its position in the Italian and United Kingdom energy cables markets. The Company anticipates that sales volume for North American customers will continue to improve during 2002 as utility customers are now addressing capital projects that were previously deferred. These capital projects include enhancements to the power transmission and distribution grid.

The 12% decrease in Industrial and Specialty Products metal-adjusted net sales includes the negative impact of the March 2001 divestiture of the Pyrotenax business and the June 2001 divestiture of the Company’s extrusion tooling business. Excluding the impact of these businesses, Industrial and Specialty Products metal-adjusted net sales decreased 9% from the prior year. This decrease is primarily the result of continued weak demand in many industrial sectors of the North American economy. This decrease includes a 4% decrease in metal-adjusted net sales for the Company’s international operations. The Company expects continued weak 2002 sales volume as the bulk of the end-markets for the North American Industrial Cables are still in recession.

Selling, general and administrative expense decreased to $61.8 million in the first six months of 2002 from $75.9 million in the first six months of 2001, excluding the effect of non-recurring items. The 19% reduction reflects the six month effect of an aggressive November 2001 program to eliminate fixed SG&A expense and reduce controllable spending. The program included the elimination of 20% of the salaried positions at the corporate headquarters and other actions. Despite a 16% decrease in reported net sales year-on-year, SG&A expense as a percent of net sales decreased from 8.4% in the first six months of 2001 to 8.2% in the first six months of 2002. On a metals-adjusted basis, SG&A was reduced year-on-year from 8.6% in 2001 to 8.2% in 2002.

During the first six months of 2001, the Company reported non-recurring unusual pre-tax items of $8.7 million. The unusual items consist of a pre-tax gain of $23.8 million relating to the sale of the Company’s Pyrotenax business partially offset by costs of $15.1 million incurred for the closure of a manufacturing plant, headcount reductions throughout its worldwide operations, the divestiture of a non-strategic business which designed and manufactured extrusion tooling and accessories and certain other costs.

As of January 1, 2001, the Company changed its accounting method related to its non-North American metals inventory from the first-in first-out (FIFO) method to the last-in first-out (LIFO) method, resulting in a $2.3 million increase in operating income in the first six months of 2001. During the first six months of 2001, the Company also wrote off $0.5 million of inventory related to the Company’s decision to close a manufacturing plant.

Operating income, excluding the first six months of 2002 non-recurring charges of $25.0 million and the $8.7 million of non-recurring income in 2001 noted above, decreased 49% to $35.1 million in 2002 from $68.3 million in the first six months of 2001. Operating income decreased principally as a result of reduced sales volume in the Communications Segment and lower pricing in all three Segments. The negative effect of reduced sales volumes and lower pricing were partially offset by increased volume in the Energy Segment as well as rigorous cost containment actions across the entire Company.

During the first six months of 2001, the Company recorded other financial costs of $10.4 million as a result of recognizing $4.2 million of one-time costs associated with the implementation of its Asset Backed Securitization program. The Company also wrote off $2.0 million in unamortized bank fees as a result of the application of the Pyrotenax proceeds and the Asset Backed Securitization program proceeds against outstanding debt which reduced the borrowing capacity under the Company’s credit facility, and the Company recorded a loss of $4.2 million related to interest rate collars which were terminated. The collars were terminated in part due to the reduction of indebtedness associated with the Pyrotenax and Pirelli transactions, as well as to allow the Company to more fully benefit from the more favorable interest rate environment and future interest rate reductions.

Net interest expense, excluding the non-recurring items of $10.4 million in the first six months of 2001, decreased $3.0 million from $23.8 million in 2001 to $20.8 million in the first six months of 2002. The decrease reflects lower interest rates under the credit facility in 2002, interest savings from the Company’s Accounts Receivable Asset Backed Securitization program implemented in the second quarter of 2001 and reduced debt levels due to the application of the proceeds from non-strategic business divestitures partially offset by the amortization of bank fees related to the April 2002 credit facility amendment. Should the earnings in the Communications segment remain depressed in the second half of 2002, the Company would most likely require a further amendment to its credit facility in the fourth quarter of 2002. If this occurs, the Company will likely incur additional fees and a higher credit spread for its borrowings.

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

On May 9, 2001, the Company completed an Accounts Receivable Asset Backed Securitization Financing transaction (“Securitization Financing”). The Securitization Financing provides for certain domestic trade receivables to be sold to a wholly-owned, special purpose, bankruptcy-remote subsidiary without recourse. This subsidiary in turn transferred the receivables to a trust which has issued, via private placement, floating rate five-year certificates in an initial amount of $145 million. In addition, a variable certificate component of up to $45 million for seasonal borrowings was established as a part of the Securitization Financing. This variable certificate component will fluctuate based on the amount of eligible receivables. Sales of receivables under this program result in a reduction of total accounts receivable reported on the Company’s consolidated balance sheet. The Company’s retained interest in the receivables are carried at their fair value which is estimated as the net realizable value. The net realizable value considers the relatively short liquidation period and includes an estimated provision for credit losses.

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

Cash flow provided by operating activities in the first six months of 2002 was $60.0 million. This reflects cash flows provided by accounts payable, accrued and other liabilities of $35.4 million, net income before depreciation and amortization, deferred income taxes and loss on sale of business of $27.5, a $3.4 million decrease in inventories and a $3.2 million decrease in other assets. The change in deferred income taxes reflects a $32.1 million income tax refund received during the second quarter of 2002. This income tax refund was attributable to a 2002 U.S. tax law change that enabled a current tax benefit of the 2001 net operating loss which was recorded as a deferred tax asset at December 31, 2001. These cash flows were partially offset by an increase in accounts receivable of $9.5 million.

Cash flow used by investing activities was $14.1 million in the first six months of 2002, principally reflecting $15.7 million of capital expenditures. This level of capital spending is 44% below the first six months of 2001 and reflects an intentional effort to limit capital spending given current general economic conditions.

Cash flow used by financing activities in the first six months of 2002 was $41.0 million, primarily reflecting the pay down of long-term debt of $40.1 million and $3.3 million of dividends paid to shareholders of common stock during the first six months of 2002. The cash flow used was partially offset by proceeds from the exercise of stock options of $2.4 million.

The Company’s current credit facility was entered into in 1999 with one lead bank as administrative agent and a syndicate of lenders. The facility, as amended and reduced by prepayments, consists of: 1) term loans in Dollars in an aggregate amount up to $315.6 million, 2) term loans in Dollars and foreign currencies in an aggregate amount up to $27.9 million and 3) revolving loans and letters of credit in Dollars and foreign currencies in an aggregate amount up to $250.0 million. Borrowings are secured by assets of the Company’s North American operations and a portion of the stock of its non-North American subsidiaries and are also guaranteed by the Company’s principal operating subsidiaries. The credit facility, as amended, restricts certain corporate acts and contains required minimum financial rations and other covenants. The availability under the revolver portion of the credit facility was approximately $171 million at June 30, 2002.

Borrowings under the credit facility were $391.6 million at June 30, 2002. Loans under the credit facility bear interest, at the Company’s option, at (i) a spread over LIBOR or (ii) a spread over the Alternate Base Rate, which is defined as the higher of (a) the agent’s Prime Rate, (b) the secondary market rate for certificates of deposit (adjusted for reserve requirements) plus 1% or (c) the Federal Funds Effective Rate plus 1/2 of 1%.

A commitment fee accrues on the unused portion of the credit facility. The commitment fee ranges between 35 and 50 basis points per annum and the spread over LIBOR on all loans under the facility ranges between 250 and 400 basis points per annum. Both the commitment fee and the spread over LIBOR are subject to periodic adjustment depending upon the Company’s Leverage Ratio as defined.

In April 2002, the Company amended the credit facility to permit increased financial flexibility through March 2003. As a result of the amendment, the Company’s spread over LIBOR increased by 25 basis points across all levels of its leverage-based pricing grid and a new leverage level was added to the pricing grid. One time fees and expenses associated with the amendment were $2.0 million and are being amortized over the one year period of the amendment. Future compliance with financial covenants will be dependent upon a number of factors, including overall economic activity, future conditions in the company’s principal end markets and the Company’s future borrowing requirements. The Company anticipates it will approach the financial covenant limits, but remain in compliance in the third quarter of 2002. However, should the earnings in the Communications segment remain depressed in the second half of the year, the Company would most likely require an amendment to its credit facility in the fourth quarter of 2002.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

PART II — Other Information

Item 4. Results of Votes of Security Holders

General Cable’s Annual Meeting of Shareholders was held on May 8, 2002. Proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934 and each of the following matters was voted upon and approved by the shareholders as indicated below. Of the 32,896,335 shares outstanding, 557,819 were not voted.

a)	Election of Directors:
		For	Against

	Gregory B. Kenny	30,068,249	619,170
	Robert L. Smialek	29,957,281	730,138

The following Directors are continuing in office after the date of the Annual Meeting: Jeffrey Noddle, John E. Welsh, III, Gregory E. Lawton and Michael R. Young. Michael R. Young was serving as Director until he announced his resignation on July 31, 2002.

b)	Ratification of appointment of Deloitte & Touche LLP to audit the 2002 consolidated financial statements of General Cable. Votes for — 29,874,104; votes against – 802,908; and abstentions – 10,407.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
	99.1	Certification of Chief Executive Officer under 18 U.S.C. §1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certification of Chief Financial Officer under 18 U.S.C. §1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

	(i)	Form 8-K filed on August 6, 2002 including the Registrant’s Statement Under Oath of the Principal Executive and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL CABLE CORPORATION

Signed: August 9, 2002	By:	s\CHRISTOPHER F. VIRGULAK Christopher F. Virgulak Executive Vice President and Chief Financial Officer