Form 10-Q
period 2002-09-30
GENERAL CABLE CORP /DE/
filed 2002-11-08
CIK 886035

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2002
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
Yes   X     No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 25, 2002
Common Stock, $.01 Par Value	33,157,246

GENERAL CABLE CORPORATION

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net sales	$347.4	$389.5	$1,102.5	$1,291.1
Cost of sales	309.8	337.2	972.1	1,094.6

Gross profit	37.6	52.3	130.4	196.5
Selling, general and administrative expenses	33.5	40.4	116.2	107.6

Operating income	4.1	11.9	14.2	88.9
Other income	—	—	—	8.1
Interest income (expense):
Interest expense	(10.5)	(10.4)	(31.9)	(35.0)
Interest income	0.2	0.6	0.8	1.3
Other financial costs	—	—	—	(10.4)

	(10.3)	(9.8)	(31.1)	(44.1)

Earnings (loss) from continuing operations before income taxes	(6.2)	2.1	(16.9)	52.9
Income tax (provision) benefit	2.2	(0.7)	6.0	(18.8)

Income (loss) from continuing operations	(4.0)	1.4	(10.9)	34.1
Loss from discontinued operations (net of tax)	—	(0.8)	—	(6.8)
Loss on disposal of discontinued operations (net of tax)	—	(32.7)	(3.9)	(32.7)

Net loss	$(4.0)	$(32.1)	$(14.8)	$(5.4)

EPS of Continuing Operations
Earnings (loss) per common share	$(0.12)	$0.04	$(0.33)	$1.04

Weighted average common shares	33.1	32.8	33.0	32.7

Earnings (loss) per common share-assuming dilution	$(0.12)	$0.04	$(0.33)	$1.03

Weighted average common shares-assuming dilution	33.1	33.5	33.0	33.1

EPS of Discontinued Operations
Loss per common share	$—	$(1.02)	$(0.12)	$(1.21)

Loss per common share-assuming dilution	$—	$(1.02)	$(0.12)	$(1.21)

EPS of Total Company
Loss per common share	$(0.12)	$(0.98)	$(0.45)	$(0.17)

Loss per common share-assuming dilution	$(0.12)	$(0.98)	$(0.45)	$(0.17)

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
(in millions, except share data)

ASSETS	September 30,	December 31,
	2002	2001

Current Assets:	(unaudited)
Cash	$23.3	$16.6
Receivables, net	180.7	188.9
Inventories	287.2	315.4
Deferred income taxes	27.5	27.5
Prepaid expenses and other	19.5	23.9

Total current assets	538.2	572.3
Property, plant and equipment, net	314.7	320.9
Deferred income taxes	41.3	65.0
Other non-current assets	59.1	47.1

Total assets	$953.3	$1,005.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$250.5	$249.4
Accrued liabilities	127.1	128.5
Current portion of long-term debt	13.6	24.5

Total current liabilities	391.2	402.4
Long-term debt	390.3	421.0
Deferred income taxes	2.0	2.9
Other liabilities	77.7	74.1

Total liabilities	861.2	900.4

Shareholders’ Equity:
Common stock, $0.01 par value:
Issued and outstanding shares:
September 30, 2002 – 33,131,131 (net of 4,754,425 treasury shares) December 31, 2001 – 32,838,227 (net of 4,754,425 treasury shares)	0.4	0.4
Additional paid-in capital	99.6	96.4
Treasury stock	(50.0)	(50.0)
Retained earnings	69.1	88.9
Accumulated other comprehensive loss	(22.1)	(25.7)
Other shareholders’ equity	(4.9)	(5.1)

Total shareholders’ equity	92.1	104.9

Total liabilities and shareholders’ equity	$953.3	$1,005.3

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in millions, unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Cash flows of operating activities:
Net loss	$(14.8)	$(5.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22.8	27.8
Foreign currency translation adjustment	—	(8.5)
Deferred income taxes	20.0	1.3
(Gain) loss on sale of business	1.7	(23.8)
Changes in operating assets and liabilities, net of effect of divestitures:
Sale of receivables, net of transaction costs paid at closing	—	145.0
(Increase) decrease in receivables	17.8	(3.9)
Decrease in inventories	28.3	10.5
Decrease in other assets	3.4	12.1
Decrease in accounts payable, accrued and other liabilities	(3.3)	(57.6)

Net cash flows of operating activities	75.9	97.5

Cash flows of investing activities:
Proceeds from properties sold	0.5	6.6
Proceeds from sale of businesses, net of cash sold	1.7	59.8
Capital expenditures	(22.8)	(41.5)
Other, net	(0.8)	1.4

Net cash flows of investing activities	(21.4)	26.3

Cash flows of financing activities:
Dividends paid	(5.0)	(4.9)
Net changes in revolving credit borrowings	(36.1)	37.0
Repayment of long-term debt	(9.1)	(162.8)
Acquisition of treasury stock	—	(2.2)
Proceeds from exercise of stock options	2.4	2.0

Net cash flows of financing activities	(47.8)	(130.9)

Increase (decrease) in cash	6.7	(7.1)
Cash-beginning of period	16.6	21.2

Cash-end of period	$23.3	$14.1

SUPPLEMENTAL INFORMATION
Income taxes paid, net of refunds	$(32.8)	$1.8

Interest paid	$30.5	$48.1

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity
(in millions, except share amounts)
(unaudited)

						Accumulated
	Common Stock		Additional			Other	Other
			Paid-In	Treasury	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Stock	Earnings	Income(Loss)	Equity	Total

Balance, December 31, 2000	32,649,299	$0.4	$91.4	$(47.8)	$97.5	$(7.4)	$(5.6)	$128.5
Comprehensive loss:
Net loss					(5.4)			(5.4)
Foreign currency translation adjustment						(12.6)		(12.6)
Loss on change in fair value of financial instruments, net of tax						(5.4)		(5.4)

Comprehensive loss								(23.4)
Dividends					(4.9)			(4.9)
Issuance of restricted stock	357,500		2.7				(2.7)	—
Amortization of restricted stock and other			0.3				2.1	2.4
Acquisition of treasury stock	(354,800)			(2.2)				(2.2)
Exercise of stock options	175,075		2.0					2.0
Other	533		0.2				0.7	0.9

Balance, September 30, 2001	32,827,607	$0.4	$96.6	$(50.0)	$87.2	$(25.4)	$(5.5)	$103.3

Balance, December 31, 2001	32,838,227	$0.4	$96.4	$(50.0)	$88.9	$(25.7)	$(5.1)	$104.9
Comprehensive loss:
Net loss					(14.8)			(14.8)
Foreign currency translation adjustment						5.0		5.0
Loss on change in fair value of financial instruments, net of tax						(1.4)		(1.4)

Comprehensive loss								(11.2)
Dividends					(5.0)			(5.0)
Amortization of restricted stock and other			0.6				0.1	0.7
Exercise of stock options	265,359		2.4					2.4
Other	27,545		0.2				0.1	0.3

Balance, September 30, 2002	33,131,131	$0.4	$99.6	$(50.0)	$69.1	$(22.1)	$(4.9)	$92.1

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

Basis of Presentation The accompanying unaudited consolidated financial statements of General Cable Corporation and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of results that may be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable’s 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

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

Inventories Inventories are stated at the lower of cost or market value. The Company determines whether a lower of cost or market provision is required on a quarterly basis by computing whether inventory on hand, on a last-in first-out (LIFO) basis, can be sold at a profit based upon current selling prices less variable selling costs. No provision was required for the first nine months of 2002 and 2001. In the event that a provision is required in some future period, the Company will determine the amount of the provision by writing down the value of the inventory to the level where its sales, using current selling prices less variable selling costs, will result in a profit.

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

New Standards In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 “Business Combinations”, SFAS No. 142 “Goodwill and Other Intangible Assets” and SFAS No. 143 “Accounting for Asset Retirement Obligations”. SFAS No. 141 requires that all business combinations be accounted for under the purchase accounting method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s carrying value and that intangible assets other than goodwill should be amortized over their useful lives. SFAS No. 143 requires entities to establish liabilities for legal obligations associated with the retirement of tangible long-lived assets. In August 2001, SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued. SFAS No. 144 addresses financial accounting and reporting for impairment of long-lived assets to be held and used, and of long-lived assets and components of an entity to be disposed of. The Company adopted SFAS No. 141, SFAS No. 142 and SFAS No. 144 as of January 1, 2002, as required. Additionally, SFAS No. 143 was adopted as of January 1, 2002, which was not required until fiscal 2003. The adoption of these standards did not have a material impact on the consolidated financial condition, results of operations or cash flows of General Cable. In April 2002, SFAS No. 145 “Rescession of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” was issued. SFAS No. 145 addresses financial accounting and reporting for the extinguishment of debt and accounting for leases. In June 2002, SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” was issued. SFAS No.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

146 requires that costs associated with exit or disposal activities be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. Implementation of SFAS No. 145 and SFAS No. 146 is required for fiscal 2003. Management does not believe the impact of adopting SFAS No. 145 and SFAS No. 146 will have a material impact on the consolidated financial condition, results of operations or cash flows of General Cable.

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

In March 2001, the Company sold the shares of its Pyrotenax business unit to Raychem HTS Canada, Inc., a business unit of Tyco International, Ltd., for $60 million, subject to closing adjustments. The business unit, with operations in Canada and the United Kingdom, principally produced mineral insulated high-temperature cables. During the second quarter of 2002, the final post-closing adjusted purchase price was agreed and resulted in a payment to Tyco International, Ltd. of approximately $2 million during the third quarter of 2002. This payment plus other costs associated with settling the final purchase price was equal to the amount provided for in the Company’s balance sheet. The proceeds from the transaction were used to reduce the Company’s debt.

In September 2001, the Company announced its decision to exit the consumer cordsets business. As a result of this decision, the Company closed its Montoursville, Pennsylvania plant. This facility manufactured cordset products including indoor and outdoor extension cords, temporary lighting and extension cord accessories.

In October 2001, the Company sold substantially all of the manufacturing assets and inventory of its building wire business to Southwire for $82 million of cash proceeds and the transfer to the Company of certain datacommunication cable manufacturing equipment. Under the building wire sale agreement, Southwire purchased the inventory and substantially all of the property, plant and equipment located at the

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company’s Watkinsville, Georgia and Kingman, Arizona facilities and the wire and cable manufacturing equipment at its Plano, Texas facility. General Cable retained and continues to operate its copper rod mill in Plano and closed its Plano wire mill. During the second quarter of 2002, the final purchase price for this transaction was agreed resulting in a deminimus cash payment to Southwire. Proceeds from the transaction have been used to reduce the Company’s outstanding debt.

Beginning in the third quarter of 2001, the Company has reported the Building Wire and Cordsets segment as discontinued operations for financial reporting purposes. Administrative expenses formerly allocated to this segment are now reported in continuing operations segments. Quarterly historical data for the first six months of 2001 has been restated to reflect this change.

During the second quarter of 2002, General Cable formed a joint venture company to manufacture and market fiber optic cables. General Cable contributed assets, primarily inventory and machinery and equipment, to a subsidiary company which was then contributed to the joint venture in exchange for a $10.2 million note receivable which resulted in a $5.6 million deferred gain on the transaction. The Company will recognize the gain as the note is repaid. At September 30, 2002, other non-current assets included an investment in the joint venture of $4.0 million and a $10.2 million note receivable from the joint venture and other liabilities included a deferred gain from the initial joint venture formation of $5.6 million.

3. Corporate Operating Items

Cost of sales and selling, general and administrative expense in the consolidated statements of operations included the following for the respective periods (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Cost of sales, excluding corporate items	$307.6	$330.2	$965.8	$1,087.6
LIFO inventory liquidation charge	1.4	—	1.4	—
Closure of manufacturing plants	0.8	—	1.3	—
Disposal of inventory	—	7.0	—	7.0
Charge related to assets contributed to joint venture	—	—	3.6	—

Corporate items	2.2	7.0	6.3	7.0

Cost of sales	$309.8	$337.2	$972.1	$1,094.6

Selling, general and administrative expense, excluding corporate items	$30.6	$34.9	$92.4	$110.8
Income related to the divestiture of assets to Pirelli	—	(7.0)	—	(7.0)
Gain from sale of Pyrotenax business	—	—	—	(23.8)
Closure of manufacturing plants	—	—	19.2	4.8
Divestiture of non-strategic businesses	—	—	1.7	5.5
Severance and severance related costs	2.9	12.5	2.9	16.5
Provision for other costs	—	—	—	0.8

Corporate items	2.9	5.5	23.8	(3.2)

Selling, general and administrative expenses	$33.5	$40.4	$116.2	$107.6

Total Corporate Operating Items	$5.1	$12.5	$30.1	$3.8

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the third quarter of 2002, the Company incurred $5.1 million of pre-tax charges consisting of $1.4 million for the liquidation of LIFO inventory in North America (see Note 6), $0.8 million for additional costs associated with the closure of the Sanger and Monticello manufacturing plants and $2.9 million for severance and related costs for headcount reductions of approximately 140 employees worldwide.

During the third quarter of 2001, the Company incurred $12.5 million of corporate charges. The Company agreed with Pirelli on the final post-closing adjusted purchase price of the business sold in the third quarter of 2000. As a result of the final settlement, the Company recognized a $7.0 million pre-tax gain in the third quarter of 2001 for the difference in the actual settlement and the amount provided for in the Company’s balance sheet. The Company also incurred a $12.5 million pre-tax charge, principally consisting of severance and severance related costs. This charge related to a planned reduction of headcount by approximately 100 employees as part of an overall reorganization in workforce at the Company’s headquarters and certain field locations. As part of the Company’s optimization of its distribution network, $7.0 million of cost were incurred related to the disposal of inventory.

During the nine months ended September 30, 2002, the Company incurred $30.1 million of corporate charges. These charges consisted of the third quarter 2002 charges and $25.0 million incurred in the second quarter of 2002. During the second quarter the Company announced that in the third quarter of 2002 it was closing two of its seven North American plants that manufacture communications cables. The plants located in Monticello, Illinois and Sanger, California, employed approximately 200 associates and utilized more than 350,000 square feet in the production of service wire sold to the telecommunications industry and certain data communications cables. As a result, the Company incurred pre-tax charges of $0.5 million in cost of sales and $19.2 million in selling, general and administrative expense ($9.8 million recorded as accrued restructuring; $5.6 million of the total charge related to severance). The Company also sold its small, non-strategic United Kingdom-based specialty cables business resulting in a pre-tax loss on sale of $1.7 million. In addition, a $3.6 million charge was incurred to reduce to fair value certain assets contributed to the Company’s Fiber Optic joint venture.

During the first nine months of 2001, the Company incurred $3.8 million of corporate charges consisting of the third quarter 2001 charges and charges incurred in the first quarter of 2001. During the first quarter of 2001, the Company completed the sale of its Pyrotenax business to Raychem HTS Canada, Inc, a business unit of Tyco International, Ltd. for proceeds of $60 million, subject to closing adjustments. After adjusting for the net cost of the assets sold and for the expenses associated with the transaction, the Company realized a pre-tax gain of $23.8 million. The Company also incurred charges for the closure of a manufacturing plant ($4.8 million, including $3.1 million related to severance for approximately 175 employees), announced a plan to reduce headcount throughout its worldwide operations by approximately 100 employees ($4.0 million), incurred a loss related to the sale of a non-strategic business which designs and manufactures extrusion tooling and accessories ($5.5 million) and provided for certain other costs ($0.8 million).

4. Discontinued Operations

During the third quarter of 2001, the Company recorded a $50.6 million pre-tax loss on disposal of discontinued operations. The components of this charge included $21.4 million related to the sale of the building wire business, $16.6 million for the closure of the Company’s Montoursville, Pennsylvania which manufactured retail cordsets, $10.6 million for the closure of four regional distribution centers and $2.0 million for other costs.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the second quarter of 2002, the Company recorded an additional $6.0 million pre-tax loss on disposal of discontinued operations. The components of this charge principally related to an estimated lower net realizable value for real estate remaining from the Company’s former Building Wire business unit, a longer than anticipated holding period for three distribution centers with unexpired lease commitments and certain other costs.

5.     Accounts Receivable Asset Backed Securitization

On May 9, 2001, the Company completed an Accounts Receivable Asset Backed Securitization Financing transaction (“Securitization Financing”). The Securitization Financing provides for certain domestic trade receivables to be sold to a wholly-owned, special purpose, bankruptcy-remote subsidiary without recourse.

This subsidiary in turn transferred the receivables to a trust, which issued, via private placement, floating rate five-year certificates in an initial amount of $145 million. In addition, a variable certificate component of up to $45 million for seasonal borrowings was also established as a part of the Securitization Financing. This variable certificate component will fluctuate based on the amount of eligible receivables. As a result of the building wire asset sale and the exit from the retail cordsets business, the Securitization Financing program was downsized to $80 million in the first quarter of 2002, through the repayment of a portion of the outstanding certificates. The repayment of the certificates was funded by the collection of the outstanding building wire and retail cordsets accounts receivable. The $45 million seasonal borrowing component was unaffected.

Sales of receivables under this program result in a reduction of total accounts receivable reported on the Company’s consolidated balance sheet. In conjunction with the initial transaction, the Company incurred one-time charges of $4.2 million in the second quarter of 2001. The Company continues to service the sold receivables and receives annual servicing fees from the special purpose subsidiary of approximately 1% of the average receivable balance. The market cost of servicing the receivables offsets the servicing fee income and results in a servicing asset equal to zero. The Company’s retained interest in the receivables are carried at their fair value which is estimated as the net realizable value. The net realizable value considers the relatively short liquidation period and an estimated provision for credit losses. The provision for credit losses is determined based on specific identification of uncollectible accounts and the application of historical collection percentages by aging category. The receivables are not subject to prepayment risk. The key assumptions used in measuring the fair value of retained interests at the time of securitization were receivables days sales outstanding of 54 and interest rates on LIBOR based borrowings of 4.92%. At September 30, 2002, key assumptions were receivables days outstanding of 55 and interest rates on LIBOR based borrowings of 2.4%.

At September 30, 2002, the Company’s retained interest in accounts receivable and off-balance sheet financing as a result of the transaction were $67.6 million and $80.0 million, respectively. The effective interest rate in the Securitization Financing was approximately 2.4% at September 30, 2002.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Inventories

Inventories consisted of the following (in millions):

	September 30,	December 31,
	2002	2001

Raw materials	$27.3	$36.7
Work in process	39.2	41.9
Finished goods	220.7	236.8

Total	$287.2	$315.4

At September 30, 2002 and December 31, 2001, $245.1 million and $274.1 million, respectively, of inventories were valued using the LIFO method. Approximate replacement cost of inventories valued using the LIFO method totaled $219.0 million at September 30, 2002 and $248.7 million at December 31, 2001. If in some future period, the Company were not able to recover the LIFO value of its inventory at a profit when replacement costs were lower than the LIFO value of the inventory, the Company would be required to take a charge to recognize in its income statement all or a portion of the higher LIFO value of the inventory. During the third quarter of 2002, the Company reduced its inventory by approximately $28 million resulting in a $1.4 million LIFO charge since LIFO inventory quantities were reduced in a period when replacement costs were lower than the LIFO value of inventory.

7. Restructuring Charges

During 2001, as a result of the sale of the building wire business, exit of the retail cordset business and planned restructuring, accruals of $72.7 million were established for restructuring activities related to the closure of manufacturing plants, the elimination of regional distribution centers, severance and related costs for planned headcount reductions and other costs. The balance of these accruals were $13.3 million at December 31, 2001. During the second quarter of 2002, an additional $13.9 million of accruals were established ($9.8 million recorded for continuing operations and $4.1 million for discontinued operations). The $4.1 million pre-tax charge for discontinued operations principally related to a longer than anticipated holding period for three distribution centers with unexpired lease commitments and certain other costs. The $9.8 million charge related to costs to close two manufacturing facilities. During the third quarter of 2002, $2.9 million of accruals were established for severance and related costs of approximately 140 worldwide headcount reductions.

Changes in accrued restructuring costs were as follows (in millions):

	Severance	Facility
	and Related	Closing
	Costs	Costs	Total

Balance – December 31, 2001	$2.6	$10.7	$13.3
Provision	9.5	7.3	16.8
Utilization	(5.4)	(13.1)	(18.5)

Balance — September 30, 2002	$6.7	$4.9	$11.6

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Long-term Debt

Long-term debt consisted of the following (in millions):

	September 30,	December 31,
	2002	2001

Term loans	$342.2	$348.6
Revolving loans	44.3	80.4
Other	17.4	16.5

	403.9	445.5
Less current maturities	13.6	24.5

	$390.3	$421.0

The Company’s current credit facility was entered into in 1999 with one lead bank as administrative agent and a syndicate of lenders. The facility, as amended and reduced by prepayments, consists of: 1) term loans in Dollars in an aggregate amount up to $313.8 million, 2) term loans in Euros and Dollars in an aggregate amount up to $28.4 million and 3) revolving loans and letters of credit in Dollars and foreign currencies available in an aggregate amount up to $200.0 million. Borrowings are secured by assets of the Company’s North American operations and a portion of the stock of its non-North American subsidiaries and are also guaranteed by the Company’s principal operating subsidiaries. The credit facility, as amended, restricts certain corporate acts and contains required minimum financial ratios and other covenants.

Loans under the credit facility bear interest, at the Company’s option, at (i) a spread over LIBOR or (ii) a spread over the Alternate Base Rate, which is defined as the higher of (a) the agent’s Prime Rate, (b) the secondary market rate for certificates of deposit (adjusted for reserve requirements) plus 1% or (c) the Federal Funds Effective Rate plus 1/2 of 1%. A commitment fee accrues on the unused portion of the credit facility. The commitment fee is 50 basis points per annum and the spread over LIBOR on all loans under the facility ranges between 450 and 500 basis points per annum. Both the commitment fee and the spread over LIBOR are fixed for the life of the facility as a result of the October 2002 amendment (discussed below).

In April 2002, the Company amended the credit facility to permit increased financial flexibility through March 2003. As a result of the amendment, the Company’s spread over LIBOR increased by 25 basis points across all levels of its leverage-based pricing grid and a new leverage level was added to the pricing grid. One time fees and expenses associated with the amendment were $2.0 million and were being amortized over the one year period of the amendment.

In October 2002, the Company further amended its credit facility which is effective through March 2004. The amendment substantially relaxed the Company’s financial covenants primarily in response to the ongoing weakness in the Communications segment. Among other provisions, the amendment adjusted the size of the Company’s revolving credit facility to $200 million from $250 million, added a new financial covenant tied to minimum earnings levels and established a contingent payment of approximately $5.5 million to the lenders if the total facility commitments are not reduced by at least $100 million by December 15, 2003. As part of the amendment, the Company suspended its quarterly cash dividend of $0.05 per common share for the term of the amendment. One time costs of approximately $4 million were incurred for the amendment and will be amortized over the life of the amendment. The Company will also incur incremental annualized interest costs of approximately $4 million during the amendment period as a result of increased credit spreads. Future compliance with financial covenants will be dependent upon a

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

number of factors, including overall economic activity, future conditions in the Company’s principal end markets and the Company’s future borrowing requirements.

As a result of the completion of the October 2002 amendment, the Company will write-off the remaining unamortized fees ($1.1 million) associated with the April 2002 amendment in the fourth quarter of 2002. The Company will also write-off $0.5 million of unamortized bank fees in the fourth quarter of 2002 as a result of the $50 million reduction in the size of the revolving credit facility. In the first quarter of 2001, the Company used the proceeds from the Pyrotenax sale to repay long-term debt. This debt repayment reduced the borrowing capacity under the facility and therefore the Company recorded a $0.2 million charge to write-off a portion of its unamortized bank fees.

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

During 2001, the Company entered into several interests rate swaps which effectively fixed interest rates for borrowings under the credit facility and other debt. The swaps outstanding as of September 30, 2002 were as follows (dollars in millions):

		Notional	Interest
Interest Rate Derivatives	Period	Amounts	Rate Range

Interest Rate Swaps	January 2002 to December 2002	$425.0	2.46 - 3.05%
Interest Rate Swap	December 2001 to October 2011	9.0	4.49%
Forward Starting Interest Rate Swaps	January 2003 to December 2003	200.0	4.60 - 4.74%

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

11. Earnings (Loss) Per Common Share of Continuing Operations

A reconciliation of the numerator and denominator of earnings (loss) per common share of continuing operations to earnings (loss) per common share assuming dilution is as follows (in millions):

	Three Months Ended September 30,

	2002			2001

	Income		Per Share			Per Share
	(Loss)(1)	Shares(2)	Amount	Income(1)	Shares(2)	Amount

Earnings (loss) per common share	$(4.0)	33.1	$(0.12)	$1.4	32.8	$0.04

Dilutive effect of stock options	—	—		—	0.7

Earnings (loss) per common share- assuming dilution	$(4.0)	33.1	$(0.12)	$1.4	33.5	$0.04

	Nine Months Ended September 30,

	2002			2001

	Income		Per Share			Per Share
	(Loss)(1)	Shares(2)	Amount	Income(1)	Shares(2)	Amount

Earnings (loss) per common share	$(10.9)	33.0	$(0.33)	$34.1	32.7	$1.04

Dilutive effect of stock options	—	—		—	0.4

Earnings (loss) per common share- assuming dilution	$(10.9)	33.0	$(0.33)	$34.1	33.1	$1.03

(1)	Numerator

(2)	Denominator

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The earnings (loss) per common share-assuming dilution computation excludes the impact of 3.0 million and 2.7 million stock options and restricted stock units in the third quarter of 2002 and 2001, respectively, because their impact was anti-dilutive. In the first nine months of 2002 and 2001 the earnings (loss) per common share-assuming dilution computation excludes the impact of 3.0 million stock options and restricted stock units.

12. Segment Information

Beginning in the third quarter of 2001, the Company has reported the Building Wire and Cordsets segment as discontinued operations for financial reporting purposes. Administrative expenses formerly allocated to this segment are now reported in continuing operations segments. Quarterly historical data for the first nine months of 2001 has been restated to reflect this change.

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,

			Industrial &
	Communications	Energy	Specialty
	Group	Group	Group	Corporate	Total

Net Sales:
2002	$107.0	$123.8	$116.6	—	$347.4
2001	148.5	119.4	121.6	—	389.5
Operating Income (Loss):
2002	(1.7)	8.0	2.9	$(5.1)	4.1
2001	11.6	7.5	5.3	(12.5)	11.9

	Nine Months Ended September 30,

			Industrial &
	Communications	Energy	Specialty
	Group	Group	Group	Corporate	Total

Net Sales:
2002	$332.0	$396.1	$374.4	—	$1,102.5
2001	474.1	396.5	420.5	—	1,291.1
Operating Income (Loss):
2002	8.2	27.9	8.2	$(30.1)	14.2
2001	45.0	27.7	20.0	(3.8)	88.9
Identifiable Assets:
September 30, 2002	365.3	225.5	302.1	60.4	953.3
December 31, 2001	370.6	210.3	287.7	136.7	1,005.3

The corporate operating loss for the three and nine months ended September 30, 2002 and 2001 consist of the charges discussed in Note 3. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (see Note 1). The Company has recorded the operating items discussed in Note 3 in the Corporate Segment rather than reflect such items in the Communications, Energy or Industrial & Specialty Segments operating income. These items are reported in the Corporate Segment because they are not considered in the operating performance evaluation of the Communications, Energy or Industrial & Specialty Segment by the Company’s chief operating decision-maker, its Chief Executive Officer.

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

All statements, other than statements of historical fact, included in this report, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are, or may be considered, forward-looking statements under relevant sections of the Securities Act of 1933 and the Securities Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in the forward-looking statements (Cautionary Statements) include: domestic and local country price competition, particularly in certain segments of the industrial and specialty markets, and other competitive pressures; general economic conditions, particularly in construction; the Company’s ability to retain key customers and distributors; the Company’s ability to increase manufacturing capacity and productivity; the Company’s ability to successfully integrate acquisitions and complete divestitures; the Company’s ability to obtain credit facilities and changes to its credit facilities as market conditions warrant; the cost of raw materials, including copper and aluminum; foreign currency exchange rate fluctuations; the level of growth in demand, product mix and capital spending for products serving various segments of the communications markets; the Company’s ability to successfully introduce new or enhanced products; the impact of technological changes and the impact or threat of competing technologies; the Company’s ability to achieve productivity improvements; the impact of changes in industry standards and the regulatory environment; and the effects and impacts of acts of terrorism carried out in domestic and foreign countries, which relate to our personnel, facilities and businesses. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements.

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

In March 2001, the Company sold the shares of its Pyrotenax business unit to Raychem HTS Canada, Inc., a business unit of Tyco International, Ltd., for $60 million, subject to closing adjustments. The business unit, with operations in Canada and the United Kingdom, principally produced mineral insulated high-temperature cables. During the second quarter of 2002, the final post-closing adjusted purchase price was agreed and resulted in a payment to Tyco International, Ltd. of approximately $2 million during the third quarter of 2002. This payment plus other costs associated with settling the final purchase price was equal to the amount provided for in the Company’s balance sheet. The proceeds from the transaction were used to reduce the Company’s debt.

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

General Cable’s reported net sales are directly influenced by the price of copper and to a lesser extent aluminum. The price of copper and aluminum has historically been subject to considerable volatility, with the daily selling price of copper cathode on the COMEX averaging $0.69 per pound in the third quarter of 2002 and $0.68 per pound in the third quarter of 2001 and the daily selling price of aluminum rod averaging $0.62 per pound in the third quarter of 2002 and $0.68 per pound in the third quarter of 2001. In the first nine months the daily selling price of copper cathode on the Comex averaged $0.72 per pound in 2002 and $0.75 per pound in 2001 and the daily selling price of aluminum rod averaged $0.65 per pound in 2002 and $0.72 in 2001. However, as a result of a number of practices intended to match copper and aluminum purchases with sales, General Cable’s profitability has generally not been significantly affected by changes in copper and aluminum prices. General Cable generally passes changes in copper and aluminum prices along to its customers, although there are timing delays of varying lengths depending upon the type of product, competitive conditions and particular customer arrangements. General Cable does not engage in speculative metals trading or other speculative activities. Also, the Company does not engage in activities to hedge the underlying value of its copper and aluminum inventory.

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

General Cable utilizes the last-in first-out (LIFO) method of inventory accounting for its metals inventory. The Company’s use of the LIFO method results in its income statement reflecting the current costs of metals, while metals inventories in the balance sheet are valued at historical costs as the LIFO layers were created. As a result of declining copper prices, the historic LIFO cost of the Company’s copper inventory exceeded its replacement cost by approximately $26.1 million at September 30, 2002. If the Company were not able to recover the LIFO value of its inventory at a profit in some future period when replacement costs were lower than the LIFO value of the inventory, the Company would be required to take a charge to recognize in its income statement all or a portion of the higher LIFO value of the inventory. Additionally, if LIFO inventory quantities were reduced in a period when replacement costs were lower than the LIFO value of the inventory, the Company would experience a decline in reported earnings.

During the third quarter of 2002, the Company recorded a $1.4 million charge for the liquidation of LIFO inventory in North America and expects to incur an additional LIFO liquidation charge of an approximately equal amount in the fourth quarter of 2002 as it continues to reduce its inventory levels.

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

General Cable operates its businesses in three main geographic regions: 1) North America, 2) Europe and 3) Oceania. Net sales and operating income of the European business represented approximately 21% and 45%, and 19% and 25% of total Company consolidated results, excluding corporate operating items, for the nine months ended September 30, 2002 and 2001, respectively. Over ninety percent of net sales in Europe are derived from Energy and Industrial and Specialty cables sales. As a result, the European business has not been significantly impacted by the global telecommunications spending downturn and is currently benefiting from medium voltage energy cable capacity shortage in Europe and a shift towards environmentally friendly cables.

Results of Operations

Three Months Ended September 30, 2002 Compared with Three Months Ended September 30, 2001

The net loss was $(4.0) million, or $(0.12) per diluted share in the third quarter of 2002 compared to a net loss of $(32.1) million, or $(0.98) per diluted share, in the third quarter of 2001. The third quarter of 2002 net loss of $(4.0) million includes pre-tax corporate operating charges of $5.1 million consisting of $2.9 million for severance and severance related costs worldwide, $1.4 million for the liquidation of LIFO inventory quantities in North America and $0.8 million for one-time costs related to the closure of two manufacturing facilities in North America.

The third quarter of 2001 net loss of $(32.1) million includes net pre-tax items of $63.2 million consisting of $12.5 million of net continuing operations corporate operating items and $50.7 million of charges related to the disposal of discontinued operations. The $12.5 million of 2001 pre-tax corporate operating items consists of $12.5 million in severance costs and $7.0 million in inventory disposal costs partially offset by the recognition of $7.0 million in income from the settlement of the final purchase price of certain assets sold to Pirelli. The $50.7 million of charges related to the disposal of discontinued operations consists of $21.4 million related to the sale of the building wire business, $16.6 million for the closure of the Company’s Montoursville, Pennsylvania plant which manufactured retail cordsets, $10.6 million for the closure of four regional distribution centers and $2.1 million for other costs.

The following table sets forth metal-adjusted net sales by segment, in millions of dollars. Net sales for the third quarter of 2001 have been adjusted to the third quarter of 2002 copper COMEX average of $0.69 per pound and the aluminum rod average of $0.62 per pound.

	Metal-Adjusted Net Sales Three Months Ended September 30,

		% of		% of
	2002	Net Sales	2001	Net Sales

Communications Group	$107.0	30.8%	$149.1	38.3%
Energy Group	123.8	35.6	117.6	30.3
Industrial and Specialty Group	116.6	33.6	122.1	31.4
Total metal-adjusted net sales	347.4	100.0%	388.8	100.0%

Metal adjustment	—		0.7

Total net sales	$347.4		$389.5

Net sales decreased 11% to $347.4 million in the third quarter of 2002 from $389.5 million in the third quarter of 2001. After adjusting 2001 net sales to reflect the $0.01 increase in the average monthly COMEX price per pound of copper and the $0.06 decrease in the average aluminum rod price per pound in the third quarter of 2002, net sales also decreased 11% to $347.4 million, down from $388.8 million in 2001. The decrease in metal-adjusted net sales reflects a 28% decrease in Communication Products, a 5% increase in Energy Products and a 5% decrease in Industrial and Specialty Products.

The 28% decrease in the Communications Segment’s metals-adjusted net sales reflects lower sales volume in all of the Communications business units. Metals-adjusted net sales of outside plant telecommunications cable were off 39% as many customers continued to significantly reduced their capital spending. As a low cost producer, these products have historically been one of the Company’s most profitable business segments. The timing of the resumption of sales of telecommunications cables to the regional telephone operating companies to more historic levels is unknown and this represents the greatest area of uncertainty with regard to the Company’s financial performance for the remainder of 2002 and into 2003. Metals-adjusted net sales of local area networking cables decreased by 6% from the third quarter of 2001, however local area networking cables sales were flat compared to the second quarter of 2002.

The 5% increase in metals-adjusted net sales for Energy products reflects 3% higher net sales in North America as the Company realizes the effect of new contracts won during 2001 and 11% higher sales in Europe as the Company continues to enjoy an increased presence with major European utilities. During the quarter the Company benefited from contract awards won earlier in the year, including a two-year supply agreement with Électricité de France, one of Europe’s largest electric utility companies. This contract award for medium voltage energy cables commenced in June and is valued at the equivalent of $22 million over the next two years. The Company also benefited from its expanded position in the Italian and United Kingdom energy cables markets. The Company anticipates that sales volume for North American customers should continue to improve over time as Utility customers are now addressing capital projects that were previously deferred. These capital projects include enhancements to the power transmission and distribution grid.

The 5% decrease in metals-adjusted net sales in the Industrial and Specialty Segment was a result of continued weakness in demand for cables utilized in conjunction with investment in new industrial construction and other major infrastructure projects. This weakness in demand was only partially mitigated by marginal sales increases in the automotive aftermarket business and in the International industrial cable business. The Company expects continued weak 2002 sales volume as the bulk of the end-markets for the North American Industrial Cables are still in recession.

Selling, general and administrative expense, before corporate operating items (refer to footnote 3), decreased to $30.6 million in the third quarter of 2002 from $34.9 million on a comparable basis in the third quarter of 2001. The 12% reduction reflects the effect of an aggressive program implemented since November 2001 to eliminate fixed SG&A expense and reduce controllable spending. The program included the elimination of salaried and hourly positions worldwide and other actions. Despite an 11% decrease in reported net sales quarter-on-quarter, SG&A expense as a percent of net sales on both an as reported and metals adjusted basis decreased from 9.0% in the third quarter of 2001 to 8.8% in the third quarter of 2002.

As of January 1, 2001, the Company changed its accounting method related to its non-North American metals inventory from the first-in first-out (FIFO) method to the last-in first-out (LIFO) method. Operating income in the third quarter of 2001 was not impacted as a result of this change.

Operating income, excluding the $5.1 million of corporate charges discussed above, decreased 62% to $9.2 million in 2002 from $24.4 million, excluding $12.5 million of pre-tax corporate operating charges from the third quarter of 2001. The $12.5 million of 2001 pre-tax corporate charges consists of $12.5 million in severance costs and $7.0 million in inventory disposal costs partially offset by the recognition of $7.0 million in income from the settlement of the final purchase price of certain assets sold to Pirelli. Operating income decreased principally as a result of reduced sales volume in the Communications segment, lower pricing in all three segments and lower fixed cost absorption in the North American factories as inventory levels were reduced. These negative effects on operating income were partially offset by increased volume in the Energy segment as well as rigorous cost containment actions across the entire Company.

Net interest expense increased to $10.3 million in the third quarter of 2002 from $9.8 million in 2001. The increase in interest expense is primarily the result of the amortization of bank fees that were incurred in conjunction with the amendment of the credit facility in the second quarter of 2002 as well as a higher credit spread for its borrowings under the facility. The Company further amended its credit facility in October of 2002 which will result in additional fees and a higher credit spread for its borrowings beginning in the fourth quarter of 2002.

The effective tax rate for 2002 and 2001 was 35.5%.

Results of Operations

Nine Months Ended September 30, 2002 Compared with Nine Months Ended September 30, 2001

The net loss was $(14.8) million, or $(0.45) per diluted share for the nine months ended September 30, 2002 compared to a net loss of $(5.4) million, or $(0.17) per diluted share, for the nine months ended September 30, 2001. The 2002 net loss of $(14.8) million includes a continuing operations pre-tax corporate operating charge of $30.1 million consisting of $20.5 million to close two manufacturing plants in North America, $3.6 million to reduce to fair value certain assets contributed to the Company’s Fiber Optic joint venture created in the second quarter, $2.9 million in severance and severance related costs worldwide, $1.7 million related to the sale of the Company’s non-strategic, United Kingdom based specialty cables business, and a $1.4 million charge related to the liquidation of LIFO inventory quantities in North America. The 2002 net loss of $(14.8) million also includes a $6.0 million discontinued operations pre-tax charge principally related to an estimated lower net realizable value for real estate remaining from the Company’s former Building Wire business, a longer than anticipated holding period for three distribution centers with unexpired lease commitments and certain other costs.

The first nine months of 2001 net loss of $(5.4) million includes net pre-tax items of $56.7 million consisting of $6.1 million of net continuing operations charges and $50.7 million of charges related to the disposal of discontinued operations. The $6.1 million of 2001 pre-tax operating charges includes $7.0 million of charges recorded in cost of sales (see Note 3), a net of $3.2 million of income reported in selling, general and administrative expense (see Note 3), $8.1 million reported as other income and $10.4 million reported as other financial costs. The $6.1 million of 2001 pre-tax charges includes $8.1 million of income from a foreign exchange gain on the extinguishment of long-term debt in the United Kingdom, a net gain of $23.8 million related to the sale of the Pyrotenax business and $7.0 million in income from the settlement of the final purchase price of certain assets sold to Pirelli all more than offset by $16.5 million in severance costs, $4.8 million in costs to close a manufacturing plant, a $5.5 million loss on the sale of the Company’s non-strategic business which designed and manufactured extrusion tooling and accessories, $10.4 million in costs associated with the Company’s Asset Backed Securitization program and a restructuring of the Company’s interest costs, $7.0 million in inventory disposal costs and $0.8 million of other costs. The $50.7 million of charges related to the disposal of discontinued operations consists of $21.4 million related to the sale of the building wire business, $16.6 million for the closure of the Company’s Montoursville, Pennsylvania plant which manufactured retail cordsets, $10.6 million for the closure of four regional distribution centers and $2.1 million for other costs.

The following table sets forth metal-adjusted net sales by segment, in millions of dollars. Net sales for the first nine months of 2001 have been adjusted to the first nine months of 2002 copper COMEX average of $0.72 per pound and the aluminum rod average of $0.65 per pound.

	Metal-Adjusted Net Sales Nine Months Ended September 30,

		% of		% of
	2002	Net Sales	2001	Net Sales

Communications Group	$332.0	30.1%	$469.7	37.0%
Energy Group	396.1	35.9	384.0	30.3
Industrial and Specialty Group	374.4	34.0	415.7	32.7

Total metal-adjusted net sales	1,102.5	100.0%	1,269.4	100.0%
Metal adjustment	—		21.7

Total net sales	$1,102.5		$1,291.1

Net sales decreased 15% to $1,102.5 million in the first nine months of 2002 from $1,291.1 million in the first nine months of 2001. After adjusting 2001 net sales to reflect the $0.03 decrease in the average monthly COMEX price per pound of copper and the $0.07 decrease in the average aluminum rod price per pound in the first nine months of 2002, net sales decreased 13% to $1,102.5 million, down from $1,269.4 million in 2001. The decrease in metal-adjusted net sales reflects a 29% decrease in Communication Products, a 3% increase in Energy Products and a 10% decrease in Industrial and Specialty Products.

The 29% decrease in Communication Products metal-adjusted net sales principally relates to lower sales volume of outside plant telecommunications cable and high bandwidth networking cables. Sales volume for outside plant telecommunications cable has decreased as many customers have significantly reduced their capital spending in 2002. The Company anticipates that telecommunications customers’ capital spending will continue at reduced levels compared to those experienced in 2001 for the remainder of 2002 and into 2003. The timing of the resumption of sales of telecommunications cables to the regional telephone operating companies to more historic levels is unknown and this represents the greatest uncertainty with regard to the Company’s financial performance for the remainder of 2002 and into 2003.

The increase of 3% in metal-adjusted net sales in the Energy Products segment is the result of higher volume in the North American market as the Company realizes the effect of new contracts won during 2001 and higher sales in Europe as the Company continues to enjoy an increased presence with major European utilities. During the quarter, the Company benefited from contract awards won earlier in the year, including a two-year supply agreement with Èlectricité de France, one of Europe’s largest electric utility companies. This contract award for medium voltage energy cables commenced in June and is valued at the equivalent of $22 million over the next two years. The Company also benefited from its expanded position in the Italian and United Kingdom energy cables markets. The Company anticipates that sales volume for North American customers should continue to improve over time as utility customers are now addressing capital projects that were previously deferred. These capital projects include enhancements to the power transmission and distribution grid.

The 10% decrease in Industrial and Specialty Products metal-adjusted net sales includes the negative impact of the March 2001 divestiture of the Pyrotenax business and the June 2001 divestiture of the Company’s extrusion tooling business. Excluding the impact of these businesses, Industrial and Specialty Products metal-adjusted net sales decreased 7% compared to the prior year. This decrease is primarily the result of continued weak demand in many industrial sectors of the North American economy. This decrease includes a 2% decrease in metal-adjusted net sales for the Company’s international operations. The Company expects continued weak 2002 sales volume as the bulk of the end-markets for the North American Industrial Cables are still in recession.

Selling, general and administrative expense, before corporate operating items (see Note 3), decreased to $92.4 million in the first nine months of 2002 from $110.8 million in the first nine months of 2001. The 17% reduction reflects the impact of an aggressive program implemented since November 2001 to eliminate fixed SG&A expense and reduce controllable spending. The program included the elimination of salaried and hourly positions worldwide and other actions. Despite a 15% decrease in reported net sales year-on-year, SG&A expense as a percent of net sales decreased from 8.6% in the first nine months of 2001 to 8.4% in the first nine months of 2002. On a metals-adjusted basis, SG&A was reduced year-on-year from 8.7% in 2001 to 8.4% in 2002.

As of January 1, 2001, the Company changed its accounting method related to its non-North American metals inventory from the first-in first-out (FIFO) method to the last-in first-out (LIFO) method, resulting in a $2.3 million increase in operating income in the first nine months of 2001. During the first nine months of 2001, the Company also wrote off $0.5 million of inventory related to the Company’s decision to close a manufacturing plant.

Operating income, excluding the corporate operating charges of $30.1 million in 2002 discussed above and the $3.8 million of corporate operating items in 2001 noted above, decreased 52% to $44.3 million in 2002 from $92.7 million in the first nine months of 2001. Operating income decreased principally as a result of reduced sales volume in the Communications segment and reduced selling prices in all three segments, partially offset by increased volume in the Energy segment as well as lower operating costs from the Company’s cost containment programs.

During the first nine months of 2001, the Company recorded other financial costs of $10.4 million as a result of recognizing $4.2 million of one-time costs associated with the implementation of its Asset Backed Securitization program. The Company also wrote off $2.0 million in unamortized bank fees as a result of the application of the Pyrotenax proceeds and the Asset Backed Securitization program proceeds against outstanding debt which reduced the borrowing capacity under the Company’s credit facility, and the Company recorded a loss of $4.2 million related to interest rate collars which were terminated. The collars were terminated in part due to the reduction of indebtedness associated with the Pyrotenax and Pirelli transactions, as well as to allow the Company to more fully benefit from the more favorable interest rate environment and future interest rate reductions.

Net interest expense, excluding the other financial costs of $10.4 million in the first nine months of 2001, decreased $2.6 million from $33.7 million in the first nine months of 2001 to $31.1 million in the first nine months of 2002. The decrease reflects reduced debt levels due to the application of the proceeds from non-strategic business divestitures, interest savings from the Company’s Accounts Receivable Asset Backed Securitization program implemented in the second quarter of 2001 and lower base interest rates under the credit facility in 2002 partially offset by the amortization of bank fees and higher credit spreads related to the April 2002 credit facility amendment. The Company further amended its credit facility in October of 2002 and will incur additional fees and a higher credit spread for its borrowings beginning in the fourth quarter of 2002.

The effective tax rate for 2002 and 2001 was 35.5%.

Liquidity and Capital Resources

In general, General Cable requires cash for working capital, capital expenditures, debt repayment, interest and taxes. General Cable’s working capital requirements increase when it experiences strong incremental demand for products and/or significant copper and aluminum price increases. Based upon historical experience and the expected availability of funds under the credit facility, the Company expects that its sources of liquidity will be sufficient to enable it to meet its cash requirements for working capital, capital expenditures, debt repayment, interest and taxes in 2002 and 2003.

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

Cash flow provided by operating activities in the first nine months of 2002 was $75.9 million. This reflects net income before depreciation and amortization, deferred income taxes and loss on sale of business of $29.7 million, a $28.3 million decrease in inventories, a $17.8 million decrease in accounts receivable and a $3.4 million decrease in other assets. The change in deferred income taxes reflects a $37.0 million income tax refund received during the second and third quarters of 2002. This income tax refund was attributable to a 2002 U.S. tax law change that enabled the Company to carryback its 2001 net operating loss, which was recorded as a deferred tax asset at December 31, 2001, to obtain a refund of taxes previously paid. These cash flows were partially offset by a decrease in accounts payable, accrued and other liabilities of $3.3 million.

Cash flow used by investing activities was $21.4 million in the first nine months of 2002, principally reflecting $22.8 million of capital expenditures. This level of capital spending is 45% below the first nine months of 2001 and reflects an intentional effort to limit capital spending given current general economic conditions.

Cash flow used by financing activities in the first nine months of 2002 was $47.8 million, primarily reflecting a reduction in long-term debt of $45.2 million and $5.0 million of dividends paid to shareholders of common stock during the first nine months of 2002. The cash flow used was partially offset by proceeds from the exercise of stock options of $2.4 million.

The Company’s current credit facility was entered into in 1999 with one lead bank as administrative agent and a syndicate of lenders. The facility, as amended and reduced by prepayments, consists of: 1) term loans in Dollars in an aggregate amount up to $313.8 million, 2) term loans in Dollars and foreign currencies in an aggregate amount up to $28.4 million and 3) revolving loans and letters of credit in Dollars and foreign currencies in an aggregate amount up to $200.0 million. Borrowings are secured by assets of the Company’s North American operations and a portion of the stock of its non-North American subsidiaries and are also guaranteed by the Company’s principal operating subsidiaries. The credit facility, as amended, restricts certain corporate acts and contains required minimum financial rations and other covenants. After the October 2002 amendment (discussed below), the Company’s incremental borrowing capacity was approximately $30 million.

Borrowings under the credit facility were $386.5 million at September 30, 2002. Loans under the credit facility bear interest, at the Company’s option, at (i) a spread over LIBOR or (ii) a spread over the Alternate Base Rate, which is defined as the higher of (a) the agent’s Prime Rate, (b) the secondary market rate for certificates of deposit (adjusted for reserve requirements) plus 1% or (c) the Federal Funds Effective Rate plus 1/2 of 1%.

A commitment fee accrues on the unused portion of the credit facility. The commitment fee is 50 basis points per annum and the spread over LIBOR on all loans under the facility ranges between 450 and 500 basis points per annum. Both the commitment fee and the spread over LIBOR are fixed for the life of the facility as a result of the October 2002 amendment (discussed below).

In April 2002, the Company amended the credit facility to permit increased financial flexibility through March 2003. As a result of the amendment, the Company’s spread over LIBOR increased by 25 basis points across all levels of its leverage-based pricing grid and a new leverage level was added to the pricing grid. One time fees and expenses associated with the amendment were $2.0 million and were being amortized over the one year period of the amendment.

In October 2002, the Company further amended its credit facility which is effective through March 2004. The amendment substantially relaxed the Company’s financial covenants primarily in response to the ongoing weakness in the Communications segment. Among other provisions, the amendment adjusted the size of the Company’s revolving credit facility to $200 million from $250 million, added a new financial covenant tied to minimum earnings levels and established a contingent payment of approximately $5.5 million to the lenders if the total facility commitments are not reduced by at least $100 million by December 15, 2003. As part of the amendment, the Company suspended its quarterly cash dividend of $0.05 per common share for the term of the amendment. One time costs of approximately $4 million were incurred for the amendment and will be amortized over the life of the amendment. The Company will also incur incremental annualized interest costs of approximately $4 million during the amendment period as a result of increased credit spreads. Future compliance with financial covenants will be dependent upon a number of factors, including overall economic activity, future conditions in the Company’s principal end markets and the Company’s future borrowing requirements. As a result of the completion of the October 2002 amendment, the Company will write-off the remaining unamortized fees ($1.1 million) associated with the April 2002 amendment in the fourth quarter of 2002. The Company will also write-off $0.5 million of unamortized bank fees in the fourth quarter of 2002 as a result of the $50 million reduction in the size of the revolving credit facility.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
PART II — Other Information

Item 4. Controls and Procedures

(a)	The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of General Cable Corporation’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report. They have concluded that the Company’s disclosure controls and procedures are effective.

(b)	There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	99.1	Certification of Chief Executive Officer under 18 U.S.C. §1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certification of Chief Financial Officer under 18 U.S.C. §1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

	(i)	Form 8-K filed on October 14, 2002 including Fifth Amendment dated October 11, 2002 to the Credit Agreement between the Company, J P Morgan Chase Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL CABLE CORPORATION

Date: November 8, 2002	By:	s\CHRISTOPHER F. VIRGULAK Christopher F. Virgulak Executive Vice President and Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Gregory B. Kenny, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of General Cable Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

______________________________
   Gregory B. Kenny
   Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Christopher F. Virgulak, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of General Cable Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

______________________________
   Christopher F. Virgulak
   Executive Vice President and Chief Financial Officer