Form 10-K
period 2002-12-31
GENERAL CABLE CORP /DE/
filed 2003-03-28
CIK 886035

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2002
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and need not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No _

As of March 3, 2003, there were 33,168,042 shares of the Registrant’s Common Stock outstanding. The aggregate market value of Common Stock held by non-affiliates was $122 million (based upon non-affiliate holdings of 32,219,084 shares and a market price of $3.81 per share).

Documents Incorporated by Reference:

Proxy Statement for the 2003 Annual Meeting of Shareholders (portions of which are incorporated by reference in Part III hereof).

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

The Company is a Delaware corporation and was incorporated in April 1994. Its principal executive offices are located at 4 Tesseneer Drive, Highland Heights, Kentucky 41076-9753 and its telephone number is (859) 572-8000. The Company’s internet address is www.generalcable.com. General Cable’s annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are made available free of charge at www.generalcable.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). In addition, the Company will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC. Requests should be directed to: Investor Relations, General Cable, 4 Tesseneer Drive, Highland Heights, KY 41076.

The information on the website listed above, is not and should not be considered part of this annual report on Form 10-K and is not incorporated by reference in this document. This website is and is only intended to be an inactive textual reference.

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

In December 1999, the Company decided to sell certain businesses acquired from Balfour Beatty plc due to their deteriorating operating performance. On February 9, 2000, the Company signed a definitive agreement with Pirelli Cavi e Sistemi, S.p.A., of Milan, Italy for the sale of the stock of these businesses; the sale was completed in the third quarter of 2000. The businesses sold consisted primarily of the operations in the United Kingdom, Italy and Africa, and a joint venture interest in Malaysia. Gross proceeds of $180 million were received during the third quarter of 2000 as a down payment against the final post-closing adjusted purchase price. During the third quarter of 2001, the final post-closing adjusted purchase price was agreed as $164 million resulting in the payment of $16 million to Pirelli.

In September 2000, the Company acquired Telmag S.A. de C.V., a Mexico-based manufacturer of telecommunications cables for $23.0 million. The acquisition brought in-house additional outside plant telecommunications cable capacity, as well as provided available capacity for a broad range of telecommunications cables.

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

In October 2001, the Company sold substantially all of the manufacturing assets and inventory of its building wire business to Southwire Company for $82 million of cash proceeds and the transfer to the Company of certain datacommunication cable manufacturing equipment. Under the building wire sale agreement, Southwire purchased the inventory and substantially all of the property, plant and equipment located at the Company’s Watkinsville, Georgia and Kingman, Arizona facilities and the wire and cable manufacturing equipment at its Plano, Texas facility. General Cable retained and continues to operate its copper rod mill in Plano. However, the Company has closed its Plano wire mill. The assets sold were used in manufacturing building wire products principally for the retail and electrical distribution markets.

During the second quarter of 2002, General Cable formed a joint venture company to manufacture and market fiber optic cables. General Cable contributed assets, primarily inventory and machinery and equipment, to a subsidiary company which was then contributed to the joint venture in exchange for a $10.2 million note receivable which resulted in a $5.6 million deferred gain on the transaction.

As a result of the asset sales and divestitures, the Company has repositioned its operations into three main lines or segments: Communications, Energy and Industrial and Specialty businesses. The following table sets forth summarized financial information by reportable segment for the years ended December 31 (in millions). Beginning in the third quarter of 2001, the Company has reported the Building Wire and Cordsets segment as discontinued operations for financial reporting purposes. The prior periods have been restated to reflect this change. For year 2000, the financial information has been shown for the total Company on an as reported basis and for the ongoing businesses after the closing of the transaction with Pirelli on a proforma basis.

				Proforma
	Total Company			Ongoing
				Businesses
	2002	2001	2000	2000

Net Sales:
Communications	$438.5	$592.0	$631.8	$631.8
Energy	516.0	521.8	733.6	544.9
Industrial and Specialty	499.4	537.6	796.7	602.0

	$1,453.9	$1,651.4	$2,162.1	$1,778.7

Operating Income:
Communications	$2.5	$48.5	$59.8	$59.8
Energy	36.9	35.3	(24.4)	40.0
Industrial and Specialty	9.7	24.3	29.7	30.6

	49.1	108.1	65.1	130.4
Corporate Operating Items	(33.4)	(3.8)	(31.0)	—

	$15.7	$104.3	$34.1	$130.4

The Company operates its businesses in three geographic regions: 1) North America, 2) Europe and 3) Oceania.

North America

The principal products, markets, distribution channels and end-users of each of General Cable’s North American product categories are summarized below:

Principal
			Distribution	Principal
Product Category	Principal Products	Principal Markets	Channels	End-Users

Communications Group:

Outside Voice and Data	Outside Plant	Telecom Local Loop	Direct; Distributors	Telecommunications
	Telecommunications			System Operators
Cable; Outside Service Wire

Data Communications	Multi-Conductor/Multi-Pair; Fiber Optic; Shipboard; Military Fiber Cable	Computer Networking and Multimedia Applications	Distributors; Direct	Contractors; Original Equipment Manufacturers ("OEMs"); Systems Integrators; Military Customers

Electronics	Multi-Conductor; Coaxial; Sound,Security/ Fire Alarm Cable	Building Management; Entertainment; Equipment Control	Distributors; Retailers; Direct	Contractors; Consumers; Industrial

Communication Assemblies	Cable Harness; Connector Cable	Telecommunication; Industrial Equipment; Medical Equipment	Direct	Communications and Industrial Equipment Manufacturers

Energy Group:

Utility	Low-Voltage, Medium-Voltage Distribution; Bare Overhead Conductor; High-Voltage Transmission Cable	Power Utility	Investor-Owned Utility Companies; Direct; Distributors; Public Power	Investor-Owned Utility Companies; Public Power; Municipals and Rural Electric Associations; Contractor (Utility) Development

Industrial and Specialty Group:

Instrumentation, Power, Control and Specialty	Rubber and Plastic-Jacketed Wire and Cable; Power and Industrial; Instrumentation and Control Cable	Industrial Power and Control; Utility/Marine/ Transit; Military; Mining; Power Generation; Infrastructure	Distributors; Retailers; Direct; OEMs	Industrial; Consumers; Contractors; OEMs; Military Customers

Automotive	Ignition Wire Sets;	Automotive Aftermarket	Retailers;	Consumers
	Booster Cables		Distributors

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

Outside Voice and Data Products

General Cable’s principal Outside Voice and Data Products are outside plant telecommunications cable and outside service wire. Outside plant telecommunications cable is short haul trunk, feeder or distribution cable from a telephone company’s central office to the subscriber premises. It consists of multiple paired conductors (ranging from 2 pairs to 4,200 pairs) and various types of sheathing, water-proofing, foil wraps and metal jacketing. Outside service wire is used to connect telephone subscriber premises to curbside distribution cable. During 2000, the Company expanded its manufacturing capacity of telecommunications cable through the acquisition of Telmag, S.A. de C.V.

General Cable sells its Outside Voice and Data Products primarily to telecommunications system operators through its direct sales force under supply contracts of varying lengths, and also to telecommunications distributors. The agreements do not guarantee a minimum level of sales. Product prices are generally subject to periodic adjustment based upon changes in the cost of copper and other factors.

Data Communications Products

The Company’s Data Communications Products are high-bandwidth twisted pair copper and fiber optic cable for the customer premise, local area networks, central office and OEM telecommunications equipment markets. Customer premise products are used for wiring at subscriber premises, and include computer, riser rated and plenum rated wire and cable. Riser cable runs between floors and plenum cable runs in air spaces, primarily above ceilings in non-residential structures. Local area network cables run between computers along horizontal race ways and in backbones between servers. Central office products interconnect components within central office switching systems and public branch exchanges. General Cable sells Data Communications Products primarily through distributors and agents. The fiber optic cable sold by the Company is manufactured by a joint venture company General Cable formed during 2002. The joint venture manufactures all of General Cable’s fiber optic cable products.

Electronics and Communications Assemblies

The Company’s Electronics Products include multi-conductor, multi-pair, coaxial, hook-up, audio and microphone cables, speaker and television lead wire, and high temperature and shielded electronic wire. Primary uses for these products are various applications within the commercial, industrial instrumentation and control, and residential markets. These markets require a broad range of multi-conductor products for applications involving programmable controllers, robotics, process control and computer integrated manufacturing, sensors and test equipment, as well as cable for fire alarm, smoke detection, sprinkler control, entertainment and security systems.

Communications assemblies are used in communications switching systems and industrial control applications as well as medical equipment applications. These assemblies are used in such products as data processing equipment, telecommunications network switches, diagnostic imaging equipment, office machines and industrial machinery. General Cable’s Industrial Instrumentation and Control Products are sold primarily through distributors and agents.

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

Industrial and Specialty Group

The Industrial and Specialty Group manufactures and sells wire and cable products for use in a wide variety of capital goods and consumer uses. Many industrial and commercial environments require cables with exterior armor and/or jacketing materials that can endure exposure to chemicals, extreme temperatures and outside elements. The Company offers products that are specifically designed for these applications. The principal product categories of the Industrial and Specialty group are portable cord, specialty cables and automotive products.

Instrumentation, Power, Control and Specialty Cables

The Company manufactures and sells a wide variety of rubber and plastic insulated portable cord products for power and control applications serving industrial, mining, entertainment, OEM, farming and other markets. Portable cord products are used for the distribution of electrical power, but are designed and constructed to be used in dynamic and severe environmental conditions where a flexible but durable power supply is required. Portable cord products include both standard commercial cord and cord products designed to customer specifications. Portable rubber-jacketed power cord, the Company’s largest selling cord product line, is typically manufactured without a connection device at either end and is sold in standard and customer-specified lengths. Portable cord is also sold to OEMs for use as power cords on their products and in other applications, in which case the cord is made to the OEMs’ specifications. The Company also manufactures portable cord for use with moveable heavy equipment and machinery. General Cable’s portable cord products are sold primarily through electrical distributors and electrical retailers to industrial customers, OEMs, contractors and consumers.

The Company’s portable cords are used in the installation of new industrial equipment and the maintenance of existing equipment, and to supply electrical power at temporary venues such as festivals, sporting events, concerts and construction sites. The Company expects demand for portable cord to be influenced by general economic activity.

The Company’s Industrial and Specialty products sold under the “Brand Rex Cables” name include low- voltage and data transmission cables, rail and mass transit cables, shipboard cables, off-shore cables, other industrial cables and cables for low-smoke, zero-halogen systems. Primary uses for these products include various applications within power generating stations, marine, oil and gas, transit/locomotive, OEMs, machine builders, medical imaging, shipboard, aerospace industries, space flight and aircraft markets. Shipboard cables sold by the Company hold a leading position with the U.S. Navy. The Company’s “Polyrad XT” marine wire and cable products also provide superior properties and performance levels that are necessary for heavy-duty industrial applications to both onshore and offshore platforms, ships and oil rigs.

Industrial cable products include medium and low voltage power, control and instrumentation cable, armored power cable, flexible control cables, festoon cables, robotic cables and industrial data communications cables. These products have various applications in generating stations and substations, process control, mining, material handling, machine tool and robotics markets.

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

Europe and Oceania

The principal products, markets, distribution channels and end-users of each of General Cable’s Europe and Oceania product categories are summarized below:

Principal
Product	Principal	Principal	Distribution	Principal End-
Category	Products	Markets	Channels	Users

Power Transmission and Distribution	Low-Voltage; Medium-Voltage and High-Voltage Power Cable	Utility	Distributors; Direct	Contractors; Industrial Power

Industrial	Instrumentation Control; Automotive Cable Low-Voltage and Medium-Voltage and	Industrial, Power and Control Non-Residential and	OEMs; Distributors; Direct Distributors;	Industrial; Mining; Oil and Gas Industrial; Contractors

Construction	High-Voltage Cable	Residential Construction	Wholesalers	Telecommunications

Data Communications	Communications Cable	Telecommunications	Distributors; Direct; OEMs	Systems Operators

Europe

The European business produces cables for energy, communications and industrial applications. This business provides a wide range of wire and cable products to a diverse customer base, both directly and through distributors and retailers.

The European business is headquartered in Barcelona, Spain, and has three manufacturing units in Barcelona and a manufacturing unit in Lisbon, Portugal, all of which are supported by centralized marketing, sales and production planning. The main markets served are Spain, Portugal, France, UK, Norway, Belgium and Brazil, with approximately 75% of sales generated in the Iberian market and the remaining 25% representing export sales.

Oceania

The Oceania business consists of a headquarters and manufacturing facility in Christchurch, New Zealand, a joint venture manufacturing facility in Fiji and sales offices in New Zealand and Australia. The business offers a broad product range in the energy, communications and electrical markets principally serving New Zealand, Australia, Fiji, and the Pacific Islands with certain products also sold into Asia and the Middle East.

Competition

The markets for all of General Cable’s products are highly competitive, and the Company experiences competition from several competitors within each market. Due to the diversity of its product lines, however, the Company believes that no single competitor competes with the Company across the entire spectrum of the Company’s product lines. General Cable believes that it has developed strong customer relations as a result of its ability to supply customer needs across a broad range of products, its commitment to quality control and continuous improvement, its continuing investment in information technology, its emphasis on customer service, and its substantial product and distribution resources.

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

Raw Materials

The principal raw material used by General Cable in the manufacture of its wire and cable products is copper. General Cable purchases copper in either cathode, rod or wire form from a number of major domestic and foreign producers, generally through annual supply contracts. In 2002, the Company produced approximately 50% of the copper rod used in its North American manufacturing operations at its cast copper rod mill in Plano, Texas. Copper is available from many sources, and General Cable believes that it is not dependent on any single supplier of copper. In 2002, the Company’s two largest suppliers of copper accounted for approximately 22% and 21% of the Company’s North American copper purchases.

General Cable has centralized its copper purchasing in North America to capitalize on economies of scale and to facilitate the negotiation of favorable purchase terms from suppliers. The cost of copper has been subject to considerable volatility over the past several years. However, as a result of a number of practices intended to match copper purchases with sales, the Company’s profitability has generally not been significantly affected by changes in copper prices. General Cable generally passes changes in copper prices along to its customers, although there are timing delays of varying lengths depending upon the type of product, competitive conditions and particular customer arrangements. Refer to Item 7A (Quantitative and Qualitative Disclosures About Market Risk) for further discussion of the impact of changing copper prices. The Company does not engage in speculative metals trading or other speculative activities, nor does it engage in activities to hedge the underlying value of its copper inventory.

Other raw materials utilized by the Company include aluminum, nylon, PVC resin and compounds, polyethylene and plasticizers, fluoropolymer compounds, fiber and a variety of filling, binding and sheathing materials. The Company believes that all of these materials are available in sufficient quantities through purchases in the open market.

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

As part of the 1999 Acquisition, BICC plc agreed to indemnify General Cable against environmental liabilities existing at the date of the closing of the purchase of the business. The indemnity is for an eight year period ending in 2007, while General Cable operates the businesses subject to certain sharing of losses (with BICC plc covering 95% of losses in the first three years, 80% in years four and five and 60% in the remaining three years). The indemnity is also subject to the overall indemnity limit of $150 million which applies to all warranty and indemnity claims in the Acquisition. In addition, BICC plc assumed responsibility for cleanup of certain specific conditions at various sites operated by General Cable and cleanup is mostly complete at these sites. In the sale of the European businesses to Pirelli in August 2000, the Company generally indemnified Pirelli against any environmental liabilities on the same basis as BICC plc indemnified the Company in the earlier Acquisition. However, the indemnity the Company received from BICC plc related to the European businesses sold to Pirelli terminated upon the sale of those businesses to Pirelli.

General Cable has also agreed to indemnify Southwire Company against certain environmental liabilities arising out of the operation of the business it sold to Southwire prior to its sale.

While it is difficult to estimate future environmental liabilities accurately, the Company does not currently anticipate any material adverse effect on its results of operations, financial condition or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.

Employees

At December 31, 2002, approximately 5,900 persons were employed by General Cable, and collective bargaining agreements covered approximately 2,300 employees at various locations around the world. During the last five years, the Company has experienced one strike in North America and one strike in Oceania, both of which were settled on satisfactory terms. There have been no other major strikes at European and Oceania facilities during the last five years. In North America, union contracts will expire at two facilities in 2003 and at eight facilities in 2004. In Europe and Oceania, labor agreements are generally negotiated on an annual or bi-annual basis. The Company believes that its relationships with its employees are good.

Item 2. Properties

General Cable’s principal properties are listed below. The Company believes that its properties are generally well maintained and are adequate for the Company’s current level of operations.

	Square	Use/Product	Owned
Location	Feet	Line(s)	or Leased

NORTH AMERICA
Manufacturing Facilities:
Marion, IN	745,000	Industrial and Specialty Cables	Owned
Marshall, TX	692,000	Aluminum Low-Voltage Energy Cables	Owned
Willimantic, CT	686,000	Industrial and Specialty Cables	Owned
Manchester, NH	550,000	Electronic Products	Owned
Lawrenceburg, KY	383,000	Outside Voice and Data Products and Data Communications Products	Owned
Bonham, TX	364,000	Outside Voice and Data Products	Owned
Lincoln, RI	350,000	Industrial and Specialty Cables and Automotive Products	Owned
Malvern, AR	338,000	Aluminum Medium-Voltage Energy Cables	Owned
DuQuoin, IL	279,000	Medium-Voltage Energy Cables	Owned
Tetla, Mexico	218,000	Outside Voice and Data Products	Owned
Altoona, PA	193,000	Automotive Products	Owned
Jackson, TN	182,000	Data Communications Cables	Owned
South Hadley, MA	150,000	Bare Wire Fabricating	Owned
Taunton, MA	131,000	Bare Wire Fabricating	Leased
LaMalbaie, Canada	120,000	Low- and Medium-Voltage Energy Cables	Owned
St. Jerome, Canada	110,000	Low- and Medium-Voltage Energy Cables	Owned
Distribution and Other Facilities:
Lebanon, IN	198,000	Distribution Center	Leased
Chino, CA	189,000	Distribution Center	Leased
Highland Heights, KY	166,000	World Headquarters, Technology Center and Learning Center	Owned
Plano, TX	60,000	Rod Mill	Owned

EUROPE AND OCEANIA
Barcelona, Spain (1)	1,080,000	Power Transmission and Distribution, Industrial and Specialty Cables	Owned
New Zealand (1)	314,000	Power Distribution, Industrial and Specialty and Communications Cables	Owned
Lisbon, Portugal	255,000	Power Distribution, Industrial and Specialty and Communications Cables	Owned

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

General Cable has also agreed to indemnify Southwire Company against certain environmental liabilities arising out of the operation of the business it sold to Southwire prior to its sale.

There are approximately 11,400 pending non-maritime asbestos cases involving subsidiaries of General Cable. The majority of these cases involve plaintiffs alleging exposure to asbestos-containing shipboard cable, manufactured by General Cable’s predecessors. In addition to the Company’s subsidiaries, numerous other wire and cable manufacturers have been named as defendants in these cases. Most cases previously filed have been dismissed with prejudice and without an imposition of liability against General Cable. In some instances, individual cases have settled on a relatively nominal basis. In addition, subsidiaries of General Cable have been named, along with numerous other product manufacturers as defendants in approximately 33,000 suits in which plaintiffs’ alleged that they suffered an asbestos-related injury while working in the maritime industry (MARDOC cases). These cases are currently managed under the supervision of the US District Court for the Eastern District of Pennsylvania (hereinafter the “District Court”). On May 1, 1996, the District Court ordered that all pending MARDOC cases be dismissed without prejudice for failure to plead sufficient facts. Under that order of dismissal, all future MARDOC cases filed by the plaintiff’s attorney are required to be accompanied by a filing fee for each new complaint. These cases can only be removed from the inactive docket if the plaintiff is able to prove an asbestos-related injury, and show specific product identification as to each defendant against whom the plaintiff chooses to proceed. Based upon its experience to date, the Company does not believe that the outcome of the pending non-maritime and/or MARDOC asbestos cases will have a material adverse effect on its results of operation, cash flows or financial position.

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

Item 4. Submission of Matters to a Vote of Security Holders

None during the fourth quarter of 2002.

PART II.

Disclosure Regarding Forward-Looking Statements

Statements in the 2002 Annual Report and in the Chief Executive Officer’s separate letter to shareholders, including without limitation statements regarding future financial results, performance and earnings growth and trends, future product demand, market, industry and customer spending upturn, market size and outlook, future expectations or operational results, industry inventory situations, cost savings, litigation exposure, debt reduction and future orders and their size, are considered forward-looking statements. Readers should take notice and be aware of these forward-looking statements as they are not statements of historical fact or event which will probably or certainly occur. We call your attention in this regard to important factors that could cause actual results to differ materially from those discussed in the forward-looking statements. These include: domestic and local country price competition, particularly in certain segments of the industrial and specialty markets, and other competitive pressures; general economic conditions, particularly in construction; changes in customer purchasing patterns in our business segments; the Company’s ability to retain key customers and distributors; the Company’s ability to increase manufacturing capacity and productivity; the Company’s ability to successfully complete and integrate acquisitions and divestitures; the Company’s ability to obtain credit facilities and changes to facilities as market conditions warrant; interest rate changes; the cost of raw materials, including copper and aluminum; foreign currency exchange rate fluctuations; the level of demand, product mix and capital spending for products serving various segments of the communications markets; the Company’s ability to successfully introduce new or enhanced products; the impact of technological changes and the impact or threat of competing technologies; the Company’s ability to achieve productivity improvements; the impact of changes in industry standards and the regulatory environment; and the effects and impacts of acts of terrorism carried out in domestic and foreign countries, which relate to our personnel, facilities and businesses.

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

General Cable’s common stock, $0.01 par value (Common Stock), is traded on the New York Stock Exchange (NYSE) under the symbol “BGC”. The following table sets forth the high and low daily sales prices for the Common Stock as reported on the NYSE for the period from January 1, 2001 to December 31, 2002:

	2001		2002

	High	Low	High	Low

First Quarter	$12.10	$4.50	$14.60	$11.55
Second Quarter	$18.98	$8.75	$14.85	$5.74
Third Quarter	$19.24	$9.20	$6.41	$2.10
Fourth Quarter	$13.43	$9.40	$4.95	$2.35

General Cable paid a $0.05 per share dividend on its Common Stock each quarter since the fourth quarter of 1997 through the third quarter of 2002. In October 2002, as a result of an amendment to its Credit Facility, the Company’s Board of Directors suspended the payment of its quarterly cash dividend. The future payment of dividends is subject to the discretion of the Board of Directors and the requirements of Delaware law and will depend upon general business conditions, the financial performance of the Company and other factors the Board of Directors may consider relevant. The Company’s Credit Facility contains certain provisions that restrict the ability of the Company to pay dividends or to repurchase its Common Stock.

Note 17 to the Consolidated Financial Statements includes the Equity Compensation Plan table required by Item 201(d) of Regulation S-K.

Item 6. Selected Financial Data

The selected financial data set forth in the following table for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 were derived from audited consolidated financial statements. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements of the Company and related notes thereto. The financial data presented below contains those operations sold to Pirelli during 2000 up through the date of sale. Certain reclassifications have been made to conform to current year’s presentation.

	Year Ended December 31,

	2002	2001	2000	1999	1998
Statement of Operations Data:
(in millions, except per share data)
Net sales	$1,453.9	$1,651.4	$2,162.1	$1,605.3	$660.1
Asset impairment charge	—	—	—	24.5	—
Gross profit	166.6	240.7	291.7	268.0	140.2
Operating income	15.7	104.3	34.1	93.3	78.0
Other income	—	8.1	—	—	—
Interest expense, net	(42.6)	(43.9)	(59.8)	(38.0)	(9.6)
Other financial costs	(1.1)	(10.4)	(3.3)	—	—
Earnings (loss) before income taxes	(28.0)	58.1	(29.0)	55.3	68.4
Income tax benefit (provision)	9.9	(20.6)	10.3	(19.6)	(25.7)
Income (loss) from continuing operations	(18.1)	37.5	(18.7)	35.7	42.7
Income (loss) from discontinued operations	—	(6.8)	(7.7)	(1.5)	28.5
Loss on disposal of discontinued operations	(5.9)	(32.7)	—	—	—
Net income (loss)	(24.0)	(2.0)	(26.4)	34.2	71.2
Earnings (loss) of continuing operations per common share (1)	$(0.55)	$1.14	$(0.56)	$0.99	$1.16
Earnings (loss) of continuing operations per common share-assuming dilution (1)	$(0.55)	$1.13	$(0.56)	$0.99	$1.14
Earnings (loss) of discontinued operations per common share (1)	$(0.18)	$(1.20)	$(0.23)	$(0.04)	$0.77
Earnings (loss) of discontinued operations per common share – assuming dilution (1)	$(0.18)	$(1.19)	$(0.23)	$(0.04)	$0.76
Earnings (loss) of total company per common share (1)	$(0.73)	$(0.06)	$(0.79)	$0.95	$1.93
Earnings (loss) of total company per common share -assuming dilution (1)	$(0.73)	$(0.06)	$(0.79)	$0.95	$1.90
Weighted average shares outstanding (1)	33.0	32.8	33.6	35.9	36.8
Weighted average shares outstanding - assuming dilution (1)	33.0	33.1	33.6	35.9	37.5
Other Data:
Average daily COMEX price per pound of copper cathode	$0.72	$0.73	$0.84	$0.72	$0.75
Average daily selling price per pound of aluminum rod	$0.65	$0.69	$0.75	$0.66	$0.66
Capital expenditures	$31.4	$54.9	$56.0	$97.6	$75.5

	2002	2001	2000	1999	1998
Balance Sheet Data:
Working capital	$150.8	$169.9	$375.3	$468.2	$233.8
Total assets	973.3	1,005.3	1,319.2	1,568.3	651.0
Long-term debt	411.1	421.0	611.9	726.2	246.8
Dividends to shareholders	5.0	6.6	6.7	7.4	6.1
Shareholders’ equity	60.9	104.9	128.5	177.3	177.2

Footnotes
(1)	Earnings (loss) per common share — assuming dilution were computed after giving effect to the dilutive effect of stock options and restricted stock units outstanding.

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

General Cable operates its businesses in three main geographic regions: 1) North America, 2) Europe and 3) Oceania. Net sales and operating income of the European business represented approximately 22% and 39%; 19% and 20%; and 17% and 12% of total Company consolidated results, excluding corporate operating items, for the years ended December 31, 2002, 2001 and 2000, respectively. Over ninety percent of net sales in Europe are derived from Energy and Industrial and Specialty cables sales. As a result, the European business has not been significantly impacted by the global telecommunications spending downturn and is currently benefiting from medium voltage energy cable capacity shortage in Europe and a shift towards environmentally friendly cables.

General Cable’s reported net sales are directly influenced by the price of copper and to a lesser extent aluminum. The price of copper and aluminum has been subject to considerable volatility, with the daily selling price of copper cathode on the COMEX averaging $0.72 per pound in 2002, $0.73 per pound in 2001 and $0.84 per pound in 2000 and the daily selling price of aluminum rod averaging $0.65 per pound in 2002, $0.69 per pound in 2001 and $0.75 per pound in 2000. However, as a result of a number of practices intended to match copper and aluminum purchases with sales, General Cable’s profitability has generally not been significantly affected by changes in copper and aluminum prices. General Cable generally passes changes in copper and aluminum prices along to its customers, although there are timing delays of varying lengths depending upon the type of product, competitive conditions and particular customer arrangements. General Cable does not engage in speculative metals trading or other speculative activities. Also, the Company does not engage in activities to hedge the underlying value of its copper and aluminum inventory.

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

In March 2001, the Company sold the shares of its Pyrotenax business unit to Raychem HTS Canada, Inc., a business unit of Tyco International, Ltd., for $60 million, subject to closing adjustments. The business unit, with operations in Canada and the United Kingdom, principally produced mineral insulated high-temperature cables. During the second quarter of 2002, the final post-closing adjusted purchase price was agreed and resulted in a payment to Tyco International, LTD of approximately $2 million during the third quarter of 2002. This payment plus other costs associated with settling the final purchase price was equal to the amount provided for in the Company’s balance sheet. The proceeds from the transaction were used to reduce the Company’s debt.

In September 2001, the Company announced its decision to exit the consumer cordsets business. As a result of this decision, the Company closed its Montoursville, Pennsylvania plant. This facility manufactured cordset products including indoor and outdoor extension cords, temporary lighting and extension cord accessories.

In October 2001, the Company sold substantially all of the manufacturing assets and inventory of its building wire business to Southwire for $82 million of cash proceeds and the transfer to the Company of certain datacommunication cable manufacturing equipment. Under the building wire sale agreement, Southwire purchased the inventory and substantially all of the property, plant and equipment located at the Company’s Watkinsville, Georgia and Kingman, Arizona facilities and the wire and cable manufacturing equipment at its Plano, Texas facility. General Cable retained and continues to operate its copper rod mill in Plano, however the Company has closed its Plano wire mill. The assets sold were used in manufacturing building wire products principally for the retail and electrical distribution markets. During the second quarter of 2002, the final purchase price for this transaction was agreed resulting in a deminimis cash payment to Southwire. Proceeds from the transaction have been used to reduce the Company’s outstanding debt.

Beginning in the third quarter of 2001, the Company has reported the building wire and cordsets segment as discontinued operations for financial reporting purposes. Administrative expenses formerly allocated to this segment are now reported in the continuing operations segments. Prior periods have been restated to reflect this change.

During the second quarter of 2002, General Cable formed a joint venture company to manufacture and market fiber optic cables. General Cable contributed assets, primarily inventory and machinery and equipment, to a subsidiary company which was then contributed to the joint venture in exchange for a $10.2 million note receivable which resulted in a $5.6 million deferred gain on the transaction. The Company will recognize the gain as the note is repaid. At December 2002, other non-current assets included an investment in the joint venture of $3.9 million and a $10.2 million note receivable from the joint venture and other liabilities included a deferred gain from the initial joint venture formation of $5.6 million.

Significant Accounting Policies

Management’s Discussion and Analysis of the Financial Condition and Results of Operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. A summary of significant accounting policies is provided in Note 2 to the Consolidated Financial Statements. The application of these policies requires management to make estimates and judgements that affect the amounts reflected in the financial statements. Management based its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The critical judgments impacting the financial statements include determinations with respect to inventory valuation, pension accounting and valuation allowances for deferred income taxes.

General Cable utilizes the last-in first-out (LIFO) method of inventory accounting for its metals inventory. The Company’s use of the LIFO method results in its income statement reflecting the current costs of metals, while metals inventories in the balance sheet are valued at historical costs as the LIFO layers were created. As a result of declining copper prices, the historic LIFO cost of the Company’s copper inventory exceeded its replacement cost by approximately $16 million at December 31, 2002. If the Company were not able to recover the LIFO value of its inventory at a profit in some future period when replacement costs were lower than the LIFO value of the inventory, the Company would be required to take a charge to recognize in its income statement all or a portion of the higher LIFO value of the inventory. Additionally, if LIFO inventory quantities were reduced in a period when replacement costs were lower than the LIFO value of the inventory, the Company would experience a decline in reported earnings.

During 2002, the Company recorded a $2.5 million charge for the liquidation of LIFO inventory in North America as the Company significantly reduced its inventory levels. The Company expects to further reduce inventory quantities in 2003 which is expected to result in an additional LIFO liquidation charge. The amount of the charge to be incurred in 2003 will be dependent upon the quantity of the inventory reduction and the market price of the metals at the time of the inventory liquidation.

Pension expense for the defined benefit pension plans sponsored by General Cable is determined based upon a number of actuarial assumptions, including an expected long-term rate of return on assets of 9.0%. This assumption was based on input from the Company’s actuaries, including their review of historical 10 year, 20 year, and 25 year rates of inflation and real rates of return on various broad equity and bond indices in conjunction with the diversification of the asset portfolio. The expected long-term rate of return on assets is based on an asset allocation assumption of 65% with equity managers, with an expected real rate of return of 7%, and 35% with fixed-income managers, with an expected real rate of return of 3%, and an assumed long-term rate of inflation of 3.5%. Because of market fluctuations, the actual asset allocation as of December 31, 2002 was 78% with equity managers and 22% with fixed-income managers. Management believes that our long-term asset allocation on average will approximate our assumption and that a 9.0% long-term rate of return is a reasonable assumption.

The determination of pension expense for defined benefit pension plans is based on a market-related valuation of assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a three-year period from the year in which they occur. Investment gains and losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets. Since the market-related value of assets recognizes gains or losses over a three-year period, the future value of assets will be impacted as previously deferred gains or losses are recorded.

The determination of future pension obligations utilizes a discount rate based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency which are expected to be available during the period to maturity of the projected pension benefits payable, and input from the Company’s actuaries. The discount rate used at December 31, 2002 was 6.5%.

The Company evaluates its actuarial assumptions, at least annually, and adjusts them as necessary.

Due to the effect of the unrecognized actuarial losses based on an expected rate of return on plan assets of 9.0%, a discount rate of 6.5% and various other assumptions, the Company estimates that pension expense for the Company’s defined benefit plans will be approximately $7.0 million in 2003. Future pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the populations participating in the plans.

General Cable records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in an amount that was in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. At December 31, 2002 and 2001, the valuation allowance was $19.2 million and $5.6 million, respectively.

Current Business Environment

General Cable is operating in a difficult business environment. The wire and cable industry is competitive, mature and cost driven. There is little differentiation amongst the participants in the industry from a manufacturing or technology standpoint. In addition to these general industry conditions the Communications segment is experiencing a significant decline in historical spending levels for outside plant telecommunications products and a weak market for switching/local area networking cables and in the Industrial and Specialty segment industrial construction spending, which influences industrial cable demand, is at one-third of historical peak levels.

The Company believes its investment in Lean Six Sigma training, coupled with effectively utilized manufacturing assets, provides a substantial cost advantage compared to many of its competitors and generates costs savings which more than offset rising raw material prices and other general economic cost increases. In addition, the Company’s customer/supplier integration capabilities, one-stop selling and geographic and product balance are sources of competitive advantage. As a result, General Cable believes it is well positioned, compared to its competitors, in the current difficult business environment.

Results of Operations

The following table sets forth, for the periods indicated, statement of operations data in millions of dollars and as a percentage of net sales. For the year ended December 31, 2000 the results of operations are split between the ongoing businesses after the closing of the transaction with Pirelli and those that have been divested. Percentages may not add due to rounding.

	Ongoing Businesses
	Year Ended December 31,

	2002		2001		2000

	Amount	%	Amount	%	Amount	%

Net sales	$1,453.9	100.0%	$1,651.4	100.0%	$1,778.7	100.0%
Cost of sales	1,287.3	88.5	1,410.7	85.4	1,486.8	83.6

Gross profit	166.6	11.5	240.7	14.6	291.9	16.4
Selling, general and administrative expenses	150.9	10.4	136.4	8.3	161.5	9.1

Operating income	15.7	1.1	104.3	6.3	130.4	7.3
Other income	—		8.1	0.5	—	—
Interest expense, net	(42.6)	(2.9)	(43.9)	(2.7)	(45.8)	(2.6)
Other financial costs	(1.1)	(0.1)	(10.4)	(0.6)	—	—

Earnings (loss) from continuing operations before income taxes	(28.0)	(1.9)	58.1	3.5	84.6	4.8
Income tax (provision) benefit	9.9	0.7	(20.6)	(1.2)	(30.1)	(1.7)

Income (loss) from continuing operations	(18.1)	(1.2)	37.5	2.3	54.5	3.1
Loss from discontinued operations (net of tax)	—	—	(6.8)	(0.4)	(7.7)	(0.4)
Loss on disposal of discontinued operations (net of tax)	(5.9)	(0.4)	(32.7)	(2.0)	—	—

Net income (loss)	$(24.0)	(1.7)%	$(2.0)	(0.1)%	$46.8	2.6%

Earnings (loss) of continuing operations per common share-assuming dilution	$(0.55)		$1.13		$1.62

Loss of discontinued operations per common share-assuming dilution	$(0.18)		$(1.19)		$(0.23)

Earnings (loss) of ongoing businesses per common share-assuming dilution	$(0.73)		$(0.06)		$1.39

					Divested Businesses
					Year Ended December 31,
					2000

					Amount	%

Net sales					$383.4	100.0%
Cost of sales					383.6	100.0

Gross profit (loss)					(0.2)	—
Selling, general and administrative expenses					96.1	25.1

Operating loss					(96.3)	(25.1)
Interest expense, net					(14.0)	(3.7)
Other financial costs					(3.3)	(0.9)

Loss before income taxes					(113.6)	(29.6)
Income tax benefit					40.4	10.5

Net loss					$(73.2)	(19.1)%

Loss per common share—assuming dilution					$(2.18)

	Total Company
	Year Ended December 31,

	2002		2001		2000

	Amount	%	Amount	%	Amount	%

Net sales	$1,453.9	100.0%	$1,651.4	100.0%	$2,162.1	100.0%
Cost of sales	1,287.3	88.5	1,410.7	85.4	1,870.4	86.5

Gross profit	166.6	11.5	240.7	14.6	291.7	13.5
Selling, general and administrative expenses	150.9	10.4	136.4	8.3	257.6	11.9

Operating income	15.7	1.1	104.3	6.3	34.1	1.6
Other income	—	—	8.1	0.5	—	—
Interest expense, net	(42.6)	(2.9)	(43.9)	(2.7)	(59.8)	(2.8)
Other financial costs	(1.1)	(0.1)	(10.4)	(0.6)	(3.3)	(0.2)

Earnings (loss) from continuing operations before income taxes	(28.0)	(1.9)	58.1	3.5	(29.0)	(1.3)
Income tax (provision) benefit	9.9	0.7	(20.6)	(1.2)	10.3	0.5

Income (loss) from continuing operations	(18.1)	(1.2)	37.5	2.3	(18.7)	(0.9)
Loss from discontinued operations (net of tax)	—	—	(6.8)	(0.4)	(7.7)	(0.4)
Loss on disposal of discontinued operations (net of tax)	(5.9)	(0.4)	(32.7)	(2.0)	—	—

Net loss	$(24.0)	(1.7)%	$(2.0)	(0.1)%	$(26.4)	(1.2)%

Earnings (loss) of continuing operations per common share- assuming dilution	$(0.55)		$1.13		$(0.56)

Loss of discontinued operations per common share-assuming dilution	$(0.18)		$(1.19)		$(0.23)

Loss of total company per common share-assuming dilution	$(0.73)		$(0.06)		$(0.79)

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

The net loss was $(24.0) million, or $(0.73) per diluted share, in 2002 compared to a net loss of $(2.0) million, or $(0.06) per diluted share, in 2001. The 2002 net loss of $(24.0) million includes a $2.5 million charge related to the liquidation of LIFO inventory quantities in North America and continuing operations pre-tax corporate charges of $34.5 million, of which $5.6 million was recorded in cost of sales (see Note 4), $27.8 million was recorded in selling, general and administrative expense (see Note 4) and $1.1 million was recorded in other financial costs. These charges consisted of $21.2 million to close two manufacturing plants in North America, $6.9 million in severance and severance related costs worldwide, $3.6 million to reduce to fair value certain assets contributed to the Company’s Fiber Optic joint venture created in the second quarter, $1.7 million related to the sale of the Company’s non-strategic, United Kingdom based specialty cables business, and $1.1 million related to the write-off of unamortized bank fees as a result of the October 2002 amendment to the Company’s credit facility. The 2002 net loss of $(24.0) million also includes a $9.1 million discontinued operations pre-tax charge principally related to an estimated lower net realizable value for real estate remaining from the Company’s former Building Wire business, a longer than anticipated holding period for three distribution centers with unexpired lease commitments and certain other costs.

The 2001 net loss of $(2.0) million includes net pre-tax corporate charges of $56.8 million consisting of $6.1 million of net continuing operations charges and $50.7 million of charges related to the disposal of discontinued operations. The $6.1 million of 2001 pre-tax operating charges includes $7.0 million of charges recorded in cost of sales (see Note 4), a net of $3.2 million of income reported in selling, general and administrative expense (see Note 4), $8.1 million reported as other income and $10.4 million reported as other financial costs. The $6.1 million of 2001 pre-tax charges includes $8.1 million of income from a foreign exchange gain on the extinguishment of long-term debt in the United Kingdom, a net gain of $23.8 million related to the sale of the Pyrotenax business and $7.0 million in income from the settlement of the final purchase price of certain assets sold to Pirelli all more than offset by $16.5 million in severance costs, $4.8 million in costs to close a manufacturing plant, a $5.5 million loss on the sale of the Company’s non-strategic business that designed and manufactured extrusion tooling and accessories, $10.4 million in costs associated with the Company’s Asset Backed Securitization program and a restructuring of the Company’s interest costs, $7.0 million in inventory disposal costs and $0.8 million of other costs. The $50.7 million of charges related to the disposal of discontinued operations consists of $21.4 million related to the sale of the building wire business, $16.6 million for the closure of the Company’s Montoursville, Pennsylvania plant which manufactured retail cordsets, $10.6 million for the closure of four regional distribution centers and $2.1 million for other costs.

The following table sets forth metal-adjusted revenues by segment, in millions of dollars. Net sales for the year 2001 have been adjusted to the 2002 copper COMEX average of $0.72 per pound and the aluminum rod average of $0.65 per pound.

	Metal-Adjusted Net Sales
	Year Ended December 31,

		% of		% of
	2002	Net Sales	2001	Net Sales

Communications Group	$438.5	30%	$589.4	36%
Energy Group	516.0	36	511.2	31
Industrial and Specialty Group	499.4	34	534.9	33

Total metal-adjusted net sales	1,453.9	100%	1,635.5	100%
Metal adjustment	—		15.9

Total net sales	$1,453.9		$1,651.4

Net sales decreased 12% to $1,453.9 in 2002 from $1,651.4 million in 2001. The net sales decrease is net of a $23 million favorable impact of exchange rate changes from 2001 to 2002. After adjusting 2001 net sales to reflect the $0.01 decrease in the average monthly COMEX price per pound of copper and the $0.04 decrease in the average aluminum rod price per pound in 2002, net sales decreased 11% to $1,453.9 million, down from $1,635.5 million in 2001. The decrease in metal-adjusted net sales reflects a 26% decrease in Communication Products, a 1% increase in Energy Products and a 7% decrease in Industrial and Specialty Products.

The 26% decrease in Communication Products metal-adjusted net sales principally relates to lower sales volume of outside plant telecommunications cable and to a lesser extent high bandwidth networking cables. Sales volume for outside plant telecommunications cable decreased year over year as many customers significantly reduced their capital spending in 2002. The Company anticipates that telecommunications customers’ capital spending for copper outside plant cables in 2003 will be at or around the 2002 levels, which represents a significant reduction from historical experience. As a low cost producer, outside plant telecommunications cable products have historically been one of the Company’s most profitable business segments. The timing of the resumption of sales of telecommunications cables to the regional telephone operating companies to more historic levels is unknown and represents the greatest uncertainty with regard to the Company’s financial performance for 2003.

The increase of 1% in metal-adjusted net sales in the Energy Products segment is the result of higher volume in the North American market as the Company realizes the effect of new contracts won during 2001 and higher sales in Europe as the Company continues to enjoy an increased presence with major European utilities. During the second half of 2002, the Company benefited from contract awards won earlier in the year, including a two-year supply agreement with Èlectricité de France; one of Europe’s largest electric utility companies. This contract award for medium voltage energy cables commenced in June and is valued at the equivalent of $22 million over the next two years. The Company also benefited from its expanded position in the Italian and United Kingdom energy cables markets. Partially offsetting these volume increases was lower pricing in the North American market. The Company anticipates that sales volume for North American customers should continue to improve over time as utility customers are now addressing capital projects that were previously deferred. These capital project include enhancements to the power transmission and distribution grid. Another factor which may improve North American sales volume is proposed federal legislation which would provide future regulatory rate relief and allow North American utility companies to earn an adequate rate of return on their investment in upgrading the transmission grid infrastructure in the United States.

The 7% decrease in Industrial and Specialty Products metal-adjusted net sales includes the negative impact of the March 2001 divestiture of the Pyrotenax business and the June 2001 divestiture of the Company’s extrusion tooling business. Excluding the impact of these businesses, Industrial and Specialty Products metal-adjusted net sales decreased 5% from the prior year. This decrease is primarily the result of continued

weak demand and pricing in many industrial sectors of the North American economy. This decrease is partially offset by a 4% increase in metal-adjusted net sales for the Company’s international operations. The Company expects continued weak 2003 sales volume as the bulk of the end-markets for the North American Industrial Cables are still in recession.

Selling, general and administrative expense, before corporate operating items (see Note 4), decreased to $123.1 million in 2002 from $139.6 million in 2001. The 12% reduction reflects the lower sales volumes and the impact of an aggressive program implemented since November 2001 to eliminate fixed SG&A expense and reduce controllable spending. The program included the elimination of salaried and hourly positions worldwide and other actions. Despite a 12% decrease in reported net sales year over year, SG&A expense, before corporate operating items, as a percent of net sales was flat compared to 2001 at 8.5%.

As of January 1, 2001, the Company changed its accounting method related to its non-North American metals inventory from the first-in first-out (FIFO) method to the last-in first-out (LIFO) method, resulting in a $4.1 million increase in operating income in 2001.

Operating income, excluding the corporate operating charges of $35.9 million in 2002 discussed above and the $3.8 million of corporate operating items in 2001 noted above, decreased 52% to $51.6 million in 2002 from $108.1 million in 2001. Operating income decreased principally as a result of reduced sales volume in the Communications and Industrial and Specialty segments and reduced selling prices in all three segments, partially offset by increased volume in the Energy segment as well as lower operating costs from the Company’s cost containment programs.

In October 2002, the Company recorded other financial costs of $1.1 million related to the write-off of unamortized bank fees as a result of the October 2002 credit facility amendment. Of the $1.1 million, $0.6 million related to fees paid in April 2002 for a prior amendment, the terms of which were substantially amended by the October amendment and $0.5 million was due to a reduction in the borrowing capacity available under the revolving portion of the credit facility.

During 2001, the Company recorded other financial costs of $10.4 million as a result of recognizing $4.2 million of costs associated with the implementation of its Asset Backed Securitization program. The Company also wrote off $2.0 million in unamortized bank fees as a result of a reduction in the borrowing capacity of the Company’s credit facility due to the application of the Pyrotenax proceeds and the Asset Backed Securitization program proceeds against outstanding debt, and the Company recorded a loss of $4.2 million related to interest rate collars which were terminated. The collars were terminated in part due to the reduction of indebtedness associated with the Pyrotenax and Pirelli transactions, as well as to allow the Company to more fully benefit from the more favorable interest rate environment and future interest rate reductions.

Net interest expense, excluding the other financial costs discussed above, was $42.6 million in 2002 compared to $43.9 million in 2001. The decrease reflects reduced debt levels due to the application of the proceeds from non-strategic business divestitures, interest savings from the Company’s Accounts Receivable Asset Backed Securitization program implemented in the second quarter of 2001 and lower base interest rates under the credit facility in 2002 partially offset by the amortization of bank fees and higher credit spreads related to its April 2002 and October 2002 credit facility amendments.

The effective tax rate for 2002 and 2001 was 35.5%.

Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

The total company comparison is a net loss of $(2.0) million and loss per diluted share of $(0.06) in 2001 compared to a loss of $(26.4) million or $(0.79) per share in 2000. As a result of the August 2000 sale to Pirelli, the Company recognized a $34.3 million charge in 2000. This charge was related to severance, transaction costs, warranty and other claims, the realization of the foreign exchange translation loss on the divested businesses that was previously charged directly to equity and $3.3 million related to the write-off of unamortized bank fees due to the prepayment of indebtedness which resulted in a reduction in the borrowing capacity of the Company’s credit facility.

Results of Ongoing Businesses

The ongoing businesses comparison excludes from the 2000 results the losses incurred in the businesses which were divested during 2000 to Pirelli Cavi e Sistemi, S.p.A. The net loss was $(2.0) million, or $(0.06) per diluted share, in 2001 compared to ongoing net income of $46.8 million, or $1.39 per diluted share, for the ongoing businesses in 2000. The 2001 net loss of $(2.0) million includes net pre-tax items of $56.8 million consisting of $6.1 million of net continuing operations charges and $50.7 million of charges related to the disposal of discontinued operations. The $6.1 million of 2001 pre-tax operating charges includes $7.0 million of charges recorded in cost of sales (see Note 4), a net of $3.2 million of income reported in selling, general and administrative expense (see Note 4), $8.1 million reported as other income and $10.4 million reported as other financial costs. The $6.1 million of 2001 pre-tax charges includes $8.1 million of income from a foreign exchange gain on the extinguishment of long-term debt in the United Kingdom, a net gain of $23.8 million related to the sale of the Pyrotenax business and $7.0 million in income from the settlement of the final purchase price of certain assets sold to Pirelli all more than offset by $16.5 million in severance costs, $4.8 million in costs to close a manufacturing plant, a $5.5 million loss on the sale of the Company’s non-strategic business which designed and manufactured extrusion tooling and accessories, $10.4 million in costs associated with the Company’s Asset Backed Securitization program and a restructuring of the Company’s interest costs, $7.0 million in inventory disposal costs and $0.8 million of other costs. The $50.7 million of charges related to the disposal of discontinued operations consists of $21.4 million related to the sale of the building wire business, $16.6 million for the closure of the Company’s Montoursville, Pennsylvania plant which manufactured retail cordsets, $10.6 million for the closure of four regional distribution centers and $2.1 million for other costs.

The following table sets forth metal-adjusted revenues by segment, in millions of dollars. Net sales for the year 2000 have been adjusted to the 2001 copper COMEX average of $0.73 per pound and the aluminum rod average of $0.69 per pound.

	Metal-Adjusted Net Sales
	Year Ended December 31,

		% of Ongoing		% of Ongoing
	2001	Net Sales	2000	Net Sales

Communications Group	$592.0	36%	$615.3	35%
Energy Group	521.8	32	533.8	31
Industrial and Specialty Group	537.6	32	592.9	34

Total ongoing metal-adjusted net sales	1,651.4	100%	1,742.0	100%
Metal adjustment	—		36.7

Total ongoing net sales	$1,651.4		$1,778.7

Net sales decreased 7% to $1,651.4 in 2001 from $1,778.7 million for the ongoing businesses in 2000. After adjusting 2000 net sales to reflect the $0.11 decrease in the average monthly COMEX price per pound of copper in 2001 and adjusting for the $0.06 decrease in the average aluminum rod price per pound in 2001, net sales decreased 5% to $1,651.4 million, down from $1,742.0 million in 2000. The decrease in metal-adjusted net sales reflects a 4% decrease in Communication Products, a 2% decrease in Energy Products and a 9% decrease in Industrial and Specialty Products.

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

The decrease of 2% in metal-adjusted net sales in the Energy Products segment is the result of lower selling prices for certain segments of the North American energy cable market. Sales volume in the North American energy market was flat compared to the 2000 sales volume. Metal-adjusted net sales in the International Energy cable market were 5% greater than the prior year primarily due to sales volume increases.

The 9% decrease in Industrial and Specialty Products metal-adjusted net sales includes the negative impact of the March 2001 divestiture of the Pyrotenax business. Excluding the impact of the Pyrotenax divestiture, Industrial and Specialty Products metal-adjusted net sales decreased 2% from the prior year. This decrease is primarily the result of continued weak demand in many industrial sectors of the North American economy. This decrease is partially offset by a 3% increase in metal-adjusted net sales for the Company’s international operations.

Selling, general and administrative expense decreased to $139.6 million in 2001 from $161.5 million for the ongoing businesses in 2000 reflecting the lower sales volume and a reduction in controllable spending in response to general economic conditions. SG&A expense as a percent of metal-adjusted net sales decreased by approximately 80 basis points, from 9.3% in 2000 to 8.5% in 2001.

Operating income, excluding the corporate items of $3.8 million previously discussed, decreased 17% to $108.1 in 2001 from $130.4 million for the ongoing businesses in 2000. Operating income decreased principally as a result of reduced volumes in the Communications segment, increased manufacturing costs in the Industrial and Specialty segment, primarily as a result of lower production volumes, and lower pricing in the Energy segment. These reductions in operating income were partially offset by increased volume in European energy cables, favorable pricing in Communications cables and manufacturing productivity particularly in the Energy segment. Other income of $8.1 million is principally comprised of a foreign exchange gain on the extinguishment of long-term debt in the United Kingdom.

Net interest expense, excluding the other financial costs of $10.4 million previously discussed, was $43.9 million in 2001 compared to $45.8 million for the ongoing businesses in 2000. The decrease reflects lower interest rates under the credit facility in 2001 and interest savings from the Company’s Accounts Receivable Asset Backed Securitization program partially offset by increased borrowings during 2000 related to the funding of losses sustained during the prolonged European Union approval process for the business units divested in the third quarter 2000 Pirelli transaction, as well as higher credit spreads. Interest expense for the ongoing businesses for the year ended 2000 was computed as if the sale to Pirelli occurred on January 1, 2000 for $216.0 million.

During 2001, the Company recorded other financial costs of $10.4 million as a result of recognizing $4.2 million of one-time costs associated with the implementation of its Asset Backed Securitization program. The Company also wrote off $2.0 million in unamortized bank fees as a result of a reduction in the borrowing capacity of the Company’s credit facility due to the application of the Pyrotenax proceeds and the Asset Backed Securitization program proceeds against outstanding debt, and the Company recorded a loss of $4.2 million related to interest rate collars which were terminated. The collars were terminated in part due to the reduction of indebtedness associated with the Pyrotenax and Pirelli transactions, as well as to allow the Company to more fully benefit from the more favorable interest rate environment and future interest rate reductions.

The effective tax rate for 2001 and 2000 was 35.5%.

Results of Divested Businesses

The results for the divested businesses reflect the actual operating results of the businesses through the closing date of August 25, 2000, a $34.3 charge related to the sale of the businesses and allocated interest costs incurred as if the sale to Pirelli occurred on January 1, 2000 for $216.0 million. The net loss from the divested businesses was $73.2 million or $2.18 per share.

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

Liquidity and Capital Resources

In general, General Cable requires cash for working capital, capital expenditures, debt repayment, interest and taxes. General Cable’s working capital requirements increase when it experiences strong incremental demand for products and/or significant copper and aluminum price increases. Based upon historical experience and the expected availability of funds under the credit facility, the Company expects that its sources of liquidity will be sufficient to enable it to meet its cash requirements for working capital, capital expenditures, debt repayment, interest and taxes in 2003. This expectation is based on the Company’s current outlook which is not dependent upon a significant recovery in the communications or industrial markets in 2003.

Cash flow provided by operating activities in 2002 was $61.3 million. This reflects net income before depreciation and amortization, deferred income taxes and loss on sale of business of $22.7 million, a $61.5 million decrease in inventories, and a $15.1 million decrease in accounts receivable. The change in deferred income taxes reflects a $37.0 million income tax refund received during the second and third quarters of 2002. This income tax refund was attributable to a 2002 U.S. tax law change that enabled the Company to carryback its 2001 net operating loss, which was recorded as a deferred tax asset at December 31, 2001, to obtain a refund of taxes previously paid. Inventories were reduced during the year by $61.5 million through strong distribution logistics, improved plant schedule attainment and a rebalancing of the Company’s production loads including the furloughing of one plant for the entire fourth quarter. These cash flows were partially offset by a decrease in accounts payable, accrued and other liabilities of $30.0 million and a $8.0 million increase in other assets.

Cash flow used by investing activities was $28.6 million in 2002, principally reflecting $31.4 million of capital expenditures. This level of capital spending is 43% below 2001 and reflects management’s decision to limit capital spending given current general economic conditions. This cash outflow was partially offset by $1.7 million of proceeds received from the divestiture of a non strategic business during the second quarter of 2002 and $1.6 million proceeds from the sale of properties, principally closed manufacturing locations.

Cash flow used by financing activities in 2002 was $20.2 million, primarily reflecting a reduction in long-term debt of $17.6 million and $5.0 million of dividends paid to shareholders of common stock during 2002. The cash flow used was partially offset by proceeds from the exercise of stock options of $2.4 million.

The Company’s current credit facility was entered into in 1999 with one lead bank as administrative agent, and a syndicate of lenders. The facility, as amended and reduced by prepayments, consists of: 1) term loans in Dollars in an aggregate amount up to $307.3 million, 2) term loans in Dollars and foreign currencies in an aggregate amount up to $30.1 million and 3) revolving loans and letters of credit in Dollars and foreign currencies in an aggregate amount up to $200.0 million. Borrowings are secured by assets of the Company’s North American operations and a portion of the stock of its non-North American subsidiaries and are also guaranteed by the Company’s principal operating subsidiaries. The credit facility, as amended, restricts certain corporate acts and contains required minimum financial ratios and other covenants. At December 31, 2002 the Company’s incremental borrowing capacity was approximately $70 million.

Borrowings under the credit facility were $415.6 million at December 31, 2002. Loans under the credit facility bear interest, at the Company’s option, at (i) a spread over LIBOR or (ii) a spread over the Alternate Base Rate, which is defined as the higher of (a) the agent’s Prime Rate, (b) the secondary market rate for certificates of deposit (adjusted for reserve requirements) plus 1% or (c) the Federal Funds Effective Rate plus 1/2 of 1%.

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

In October 2002, the Company further amended its credit facility through March 2004. The amendment substantially relaxed the Company’s financial covenants primarily in response to the ongoing weakness in the Communications segment. Among other provisions, the amendment reduced the size of the Company’s revolving credit facility to $200 million from $250 million, added a new financial covenant tied to minimum quarterly earnings levels and established a contingent payment of approximately $5.5 million to the lenders if the total facility commitments are not reduced by at least $100 million by December 15, 2003. As part of the amendment, the Company suspended its quarterly cash dividend of $0.05 per common share for the term of the amendment. One time costs of approximately $4 million were incurred for the amendment and will be amortized over the life of the amendment. The Company will also incur incremental annualized interest costs of approximately $4 million during the amendment period as a result of increased credit spreads.

Future compliance with financial covenants will be dependent upon a number of factors, including overall economic activity, future conditions in the Company’s principal end markets and the Company’s future borrowing requirements. As a result of the completion of the October 2002 amendment, the Company recorded $1.1 million of other financial costs for the write-off of unamortized bank fees. Of the $1.1 million, $0.6 million related to fees paid in April 2002 for a prior amendment, the terms of which were substantially amended by the October amendment and $0.5 million was due to the reduction in borrowing capacity of the revolving portion of the credit facility.

The Company’s Iberian operation participates in an arrangement with several European Financial Institutions who provide extended accounts payable terms to the Company. In general, the arrangement provides for accounts payable terms of up to 180 days. At December 31, 2002, the arrangement had a maximum availability limit of the equivalent of approximately $105 million of which approximately $88 million was drawn. Should the availability under this arrangement be reduced significantly, the Company would be required to seek alternative financing arrangements.

During the fourth quarter of 2002, as result of declining returns in the investment portfolio of its defined benefit pension plan, the Company was required to record a minimum pension liability equal to the under funded status of its plan. At December 31, 2002, the Company recorded an after-tax charge of $29 million to accumulated other comprehensive income in the equity section of its balance sheet. The Company will experience an increase in its future pension expense and in its cash contributions to its defined benefit pension plan. Pension expense is expected to increase by approximately $5.0 million in 2003 compared to 2002 and the Company’s required cash contributions are expected to increase by $3.5 million in 2003 from $3.0 million in 2002. In 2004, cash contributions are expected to increase an additional $5.5 million from 2003.

Summarized information about the Company’s contractual obligations and commercial commitments as of December 31, 2002 is as follows (in millions):

	Payments Due by Period

		Less than	1 - 3	4 - 5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

Long-term debt	$433.0	$21.9	$104.5	$297.6	$9.0
Operating leases	28.8	10.6	12.9	5.3	—
Commodity futures and forward pricing agreements	99.1	99.1	—	—	—
Foreign currency contracts	29.5	29.5	—	—	—

Total	$590.4	$161.1	$117.4	$302.9	$9.0

The Company anticipates being able to meet its obligations as they come due.

Off Balance Sheet Assets and Obligations

In May 2001, the Company completed an Accounts Receivable Asset Backed Securitization Financing transaction (“Securitization Financing”). The Securitization Financing provides for certain domestic trade receivables to be sold to a wholly-owned, special purpose, bankruptcy-remote subsidiary without recourse. This subsidiary in turn transfers the receivables to a trust which issued floating rate five-year certificates in an initial amount of $145 million. In addition, a variable certificate component of up to $45 million for seasonal borrowings was established as a part of the Securitization Financing. This variable certificate component will fluctuate based on the amount of eligible receivables. Sales of receivables under this program result in a reduction of total accounts receivable reported on the Company’s consolidated balance sheet. The Company’s retained interest in the receivables is carried at their fair value which is estimated as the net realizable value. The net realizable value considers the relatively short liquidation period and includes an estimated provision for credit losses.

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

At December 31, 2002 and 2001 the off balance sheet debt, net of cash held in the trust, was $48.5 million and $67.8 million, respectively. This off balance sheet debt is fully collateralized by accounts receivable.

Environmental Matters

General Cable’s expenditures for environmental compliance and remediation amounted to approximately $0.6 million, $0.9 million and $0.5 million in 2002, 2001 and 2000, respectively. In addition, Company subsidiaries have been named as potentially responsible parties (PRPs) in certain proceedings that involve environmental remediation. General Cable had accrued $4.6 million at December 31, 2002 for all environmental liabilities. In the Wassall acquisition of General Cable from American Premier Underwriters, American Premier indemnified General Cable against certain environmental liabilities arising out of General Cable’s or its predecessors’ ownership or operation of properties and assets which were identified during the seven year period ended June 2001. As part of the 1999 acquisition, BICC plc agreed to indemnify the Company against environmental liabilities existing at the date of the closing of the purchase of the business. General Cable has agreed to indemnify Pirelli and Southwire Company against certain environmental liabilities arising out of the operation of the divested businesses prior to the sale. However, the indemnity the Company received from BICC plc related to the European business sold to Pirelli terminated upon the sale of those businesses to Pirelli. While it is difficult to estimate future environmental liabilities, General Cable does not currently anticipate any material adverse effect on its results of operations, cash flows or financial position as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs.

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

General Cable’s reported net sales are directly influenced by the price of copper and to a lesser extent aluminum. The price of copper and aluminum has been subject to considerable volatility, with the daily selling price of copper cathode on the COMEX averaging $0.72 per pound in 2002, $0.73 per pound in 2001 and $0.84 per pound in 2000 and the daily selling price of aluminum rod averaging $0.65 per pound in 2002, $0.69 per pound in 2001 and $0.75 per pound in 2000.

General Cable utilizes the last-in first-out (LIFO) method of inventory accounting for its metals inventory. The Company’s use of the LIFO method results in its income statement reflecting the current costs of metals, while metals inventories in the balance sheet are valued at historical costs as the LIFO layers were created. As a result of declining copper prices, the historic LIFO cost of the Company’s copper inventory exceeded its replacement cost by approximately $16 million at December 31, 2002. If the Company were not able to recover the LIFO value of its inventory at a profit in some future period when replacement costs were lower than the LIFO value of the inventory, the Company would be required to take a charge to recognize in its income statement all or a portion of the higher LIFO value of the inventory. Additionally, if LIFO inventory quantities were reduced in a period when replacement costs were lower than the LIFO value of the inventory, the Company would experience a decline in reported margins.

General Cable has utilized interest rate swaps and interest rate collars to manage its interest expense exposure by fixing its interest rate on a portion of the Company’s floating rate debt. Under the swap agreements, General Cable typically pays a fixed rate while the counterparty pays to General Cable the difference between the average fixed rate and the three-month LIBOR rate.

During 1999, the Company entered into certain interest rate derivative contracts for hedging of the credit facility floating interest rate risk covering $375.0 million of the Company’s debt. In March 2001, the Company incurred a cost of $4.2 million to terminate these interest rate collars.

During 2001, the Company entered into several new interest rate swaps which effectively fixed interest rates for borrowings under the credit facility and other debt. The swaps outstanding as of December 31, 2002 were as follows (dollars in millions):

		Notional	Interest
Interest Rate Derivatives	Period	Amounts	Rate Range

Interest Rate Swap	December 2001 to October 2011	$9.0	4.49%
Forward Starting Interest Rate Swaps	January 2003 to December 2003	200.0	4.60 - 4.74%

The Company does not provide or receive any collateral specifically for these contracts. However, all counterparties are members of the lending group and as such participate in the collateral of the credit agreement and are all significant financial institutions.

The fair value of interest rate derivatives are based on quoted market prices and third-party provided calculations, which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments. At December 31, 2002, the net unrealized loss on the net interest rate derivatives and the related carrying value was $7.4 million. At December 31, 2001, the net unrealized loss on the net interest rate derivatives and the related carrying value was $5.7 million. A 10% change in the variable rate would change the unrealized loss by $0.5 million in 2002 and $1.3 million in 2001. All interest rate derivatives are marked-to-market with changes in the fair value of qualifying cash flow hedges recorded as other comprehensive income.

The Company enters into forward exchange contracts principally to hedge the currency fluctuations in certain transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. Principal transactions hedged during the year were firm sales and purchase commitments.

The fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At December 31, 2002 and 2001, the net unrealized gain (loss) on the net foreign currency contracts was $0.7 million and $(0.2) million, respectively.

A 10% change in the exchange rate for these currencies would change the unrealized (loss) gain by $2.9 million in 2002 and $3.1 million in 2001. However, since these contracts hedge forecasted foreign currency denominated transactions, any change in the fair value of the contracts would be recorded in other comprehensive income until the hedged transaction was reflected in the income statement.

Outside of North America, General Cable enters into commodity futures contracts for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. At December 31, 2002 and 2001, General Cable had an unrealized loss of $0.1 million and $0.2 million, respectively, on the commodity futures. A 10% change in the price of copper and aluminum would result in a change in the unrealized loss of $0.9 million in 2002 and $0.8 million in 2001.

The notional amounts and fair values of these financial instruments at December 31, 2002 and 2001, are shown below (in millions). The carrying amount of the financial instruments was a liability of $(6.8) million at December 31, 2002 and $(6.1) million at December 31, 2001.

	2002		2001

	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

Interest rate swaps	$9.0	$(0.9)	$284.0	$(5.7)
Forward starting interest rate swaps	200.0	(6.5)	625.0	—
Foreign currency forward exchange	29.5	0.7	28.5	(0.2)
Commodity futures	9.2	(0.1)	8.0	(0.2)

		$(6.8)		$(6.1)

In the normal course of business, General Cable enters into forward pricing agreements for purchase of copper and aluminum for delivery in a future month to match certain sales transactions. At December 31, 2002 and 2001, General Cable had an unrealized loss of $2.8 million and $1.4 million, respectively. General Cable expects to recover the unrealized loss under these agreements as a result of firm sales price commitments with customers.

Item 8. Financial Statements and Supplementary Data

“Selected Quarterly Financial Data” has been included in Note 24 to the Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

PART III.

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth certain information concerning the persons who served as executive officers of General Cable on February 1, 2003.

Name, Age and Title	Principal Business Affiliations During Past Five Years
Gregory B. Kenny, 50 President and Chief Executive Officer	Mr. Kenny has been President and Chief Executive Officer since August 2001. He served as President and Chief Operating Officer from May 1999 to August 2001. He served as Executive Vice President and Chief Operating Officer of General Cable from March 1997 to May 1999. From June 1994 to March 1997, he was Executive Vice President of the subsidiary of General Cable which was General Cable’s immediate predecessor.

Christopher F. Virgulak, 47 Executive Vice President, Chief Financial Officer and Treasurer	Mr. Virgulak has been Executive Vice President, Chief Financial Officer and Treasurer since October 2002. From June 2000 to October 2002, he was Executive Vice President and Chief Financial Officer. He served as Executive Vice President, Chief Financial Officer and Treasurer from March 1997 to June 2000. From October 1994 until March 1997, he was Executive Vice President, Chief Financial Officer and Treasurer of the predecessor company.

Robert J. Siverd, 54 Executive Vice President, General Counsel and Secretary	Mr. Siverd has served as Executive Vice President, General Counsel and Secretary of General Cable since March 1997. From July 1994 until March 1997, he was Executive Vice President, General Counsel and Secretary of the predecessor company.

Except as set forth above, the information required in this Part (Item 10. Directors and Executive Officers of the Registrant), as well as the information called for by Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management (“Securities Authorized for Issuance Under Equity Compensation Plans” has been included in Note 17 to the Consolidated Financial

Statements.) and Item 13. Certain Relationships and Related Transactions, is incorporated by reference to the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 2002.

PART IV.

Item 14. Controls and Procedures

Quarterly evaluation of the Company’s Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this Annual Report on Form 10-K, the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”). This evaluation (“Controls Evaluation”) was done under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

Limitations on the Effectiveness of Controls. The Company’s management, including the CEO and CFO, does not expect that its Disclosure Controls or its “internal controls and procedures for financial reporting” (“Internal Controls”) will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions. Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, the Disclosure Controls are effective to timely alert management to material information relating to the Company during the period when its periodic reports are being prepared.

In accordance with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Documents filed as part of the Form 10-K:

1.	Financial Statements are included in Part II, Item 8.

2.	Financial Statement Schedules filed herewith for 2002, 2001 and 2000:

II.	Valuation and Qualifying Accounts S-1

All other schedules for which provisions are made in the applicable regulation of the Securities and Exchange Commission have been omitted as they are not applicable, not required, or the required information is included in the consolidated financial statements or notes thereto.

3.	Exhibits as required by Item 601 of Regulation S-K are listed below.

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-22961) of the Company filed with the Securities and Exchange Commission on March 7, 1997, as amended (the “Initial S-1”).
3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Initial S-1).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Initial S-1).

10.2	General Cable Corporation 1998 Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1997).
10.3	General Cable Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Initial S-1).
10.4	General Cable Corporation 1997 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1997).
10.7	Employment Agreement dated May 13, 1997, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.6 to the Initial S-1).
10.8	Amendment dated March 16, 1998 to Employment Agreement dated May 13, 1997, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1997).
10.9	Employment dated May 13, 1997, between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.7 to the Initial S-1).
10.10	Employment Agreement dated May 13, 1997, between Robert J. Siverd and the company (incorporated by reference to Exhibit 10.8 to the Initial S-1).
10.12	Change-in-Control Agreement dated May 13, 1997, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.10 to the Initial S-1).
10.13	Change-in-Control Agreement dated May 13, 1997, between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.11 to the Initial S-1).
10.14	Change-in-Control Agreement Dated May 13, 1997, between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.12 to the Initial S-1).
10.15	Form of Intercompany Agreement among Wassall PLC, Netherlands Cable V.B. and the Company (incorporated by reference to Exhibit 10.14 to the Initial S-1).
10.16	Stock Purchase Agreement dated May 13, 1997, among Wassall PLC, General Cable Industries Inc. and the Company (incorporated by reference to Exhibit 10.15 to the Initial S-1).
10.17	General Cable Corporation Deferred Compensation Plan dated April 1, 1996 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1998).
10.18	Amended and Restated General Cable Corporation Deferred Compensation Plan dated December 14, 1998 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1998).
10.19	Credit Agreement between the Company, Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).
10.20	Amendment dated October 8, 1999 to the Credit Agreement between the Company, Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).
10.22	Employment Agreement dated October 18, 1999, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).
10.23	Employment Agreement dated October 18, 1999, between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.23 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).
10.24	Employment Agreement dated October 18, 1999, between Robert Siverd and the Company (incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).
10.26	Change-in-Control Agreement dated October 18, 1999 between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.26 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).
10.27	Change-in-Control Agreement dated October 18, 1999 between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).
10.28	Change-in-Control Agreement dated October 18, 1999 between Robert Siverd and the Company (incorporated by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).
10.29	BICCGeneral Supplemental Executive Retirement Plan dated December 15, 1999 (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1999).

10.30	BICCGeneral Mid-Term Incentive Plan dated February 1, 2000 (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1999).
10.31	Share Purchase Agreement between General Cable Corporation and Pirelli Cavi e Sistemi S.p.A. dated February 9, 2000 (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1999).
10.32	Second amendment dated March 9, 2000 to the Credit Agreement between the Company, Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Exhibit 10.32 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).
10.33	Amended and Restated Employment Agreement dated April 28, 2000, Stephen Rabinowitz and the Company (incorporated by reference to Exhibit 10.33 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).
10.34	Amended and Restated Employment Agreement dated April 28, 2000, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.34 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).
10.35	Amended and Restated Employment Agreement dated April 28, 2000, between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.35 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).
10.36	Amended and Restated Employment Agreement dated April 28, 2000, between Robert Siverd and the Company (incorporated by reference to Exhibit 10.36 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).
10.38	Amended and Restated Change-in-Control Agreement dated April 28, 2000, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.38 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).
10.39	Amended and Restated Change-in-Control Agreement dated April 28, 2000, between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.39 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).
10.40	Amended and Restated Change-in-Control Agreement dated April 28, 2000 between Robert Siverd and the Company (incorporated by reference to Exhibit 10.40 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).
10.41	Third amendment dated January 24, 2001 to the Credit Agreement between the Company, Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2000).
10.42	General Cable Corporation 2000 Stock Option Plan (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2000).
10.43	Asset Purchase Agreement between Southwire Company and General Cable Industries, Inc. and General Cable Corporation dated September 5, 2001 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 2001).
10.44	Term Sheet dated August 7, 2001, for Retirement and Termination of Employment Agreement dated October 18, 1999, as Amended, between General Cable Corporation and Stephen Rabinowitz (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 2001).
10.45	Amendment dated August 6, 2001, to Employment Agreement between Gregory B. Kenny and General Cable Corporation (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 2001).
10.46	Amendment dated August 6, 2001, to Change-in-Control Agreement between Gregory B. Kenny and General Cable Corporation (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 2001).
10.47	Master Pooling and Servicing Agreement, dated as of May 9, 2001, among General Cable Capital Funding, Inc., General Cable Industries, Inc. and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2001).
10.48	Series 2001-1 Supplement to Master Pooling and Servicing Agreement, dated as of May 9, 2001, among General Cable Capital Funding, Inc., General Cable Industries, Inc. and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2001).

10.49	Series VFC Supplement to Master Pooling and Servicing Agreement, dated as of May 9, 2001, among General Cable Capital Funding, Inc., General Cable Industries, Inc. and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2001).
10.50	Receivables Sale Agreement, dated as of May 9, 2001, between General Cable Industries, Inc. and General Cable Capital Funding, Inc. (incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2001).
10.51	First amendment dated December 21, 2001 to the Series 2001-1 Supplement to Master Pooling and Servicing Agreement dated as of May 9, 2001. (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2001).
10.52	Amendment dated April 19, 2002 to the Credit Agreement between the Company, JP Morgan Chase Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2002).
10.53	Fifth Amendment dated October 11, 2002 to the Credit Agreement between the Company, JP Morgan Chase Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Form 8-K filed on October 14, 2002).
10.54	Sixth Amendment dated December 26, 2002 to the Credit Agreement between the Company, JP Morgan Chase Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999.
10.55	General Cable Corporation 2000 Stock Option Plan, amended and restated as of July 30, 2002.
21.1	List of Subsidiaries of General Cable
23.1	Consent of Deloitte & Touche LLP
99.1	Certification of Chief Executive Officer under 18 U.S.C. §1350, as adopted under section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer under 18 U.S.C. §1350, as adopted under section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

               none.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Cable Corporation

Signed: March 28, 2003

	By:	/s/ GREGORY B. KENNY
Gregory B. Kenny
President and Chief Executive
Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ROBERT J. SIVERD Robert J. Siverd	Executive Vice President, General Counsel and Secretary	March 28, 2003

/s/ CHRISTOPHER F. VIRGULAK Christopher F. Virgulak	Executive Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)	March 28, 2003

/s/ JOHN E. WELSH, III John E. Welsh, III	Nonexecutive Chairman and Director	March 28, 2003

/s/ GREGORY E. LAWTON Gregory E. Lawton	Director	March 28, 2003

/s/ JEFFREY NODDLE Jeffrey Noddle	Director	March 28, 2003

/s/ ROBERT L. SMIALEK Robert L. Smialek	Director	March 28, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Gregory B. Kenny, certify that:

1.	I have reviewed this annual report on Form 10-K of General Cable Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Gregory B. Kenny

Gregory B. Kenny
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Christopher F. Virgulak, certify that:

1.	I have reviewed this annual report on Form 10-K of General Cable Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Christopher F. Virgulak

Christopher F. Virgulak
Executive Vice President, Chief Financial Officer and Treasurer

INDEPENDENT AUDITORS’ REPORT

General Cable Corporation:

We have audited the accompanying consolidated balance sheets of General Cable Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Cable Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for its non-North American metals inventory from the first-in first-out (FIFO) method to the last-in first-out method (LIFO) effective January 1, 2001. Also as discussed in Note 2 to the financial statements, the Company changed its accounting for its North American non-metals inventory from the first-in, first-out (FIFO) method to the last-in, first-out (LIFO) method effective January 1, 2000.

DELOITTE & TOUCHE LLP
Cincinnati, Ohio
January 29, 2003

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(in millions, except per share data)

	Year Ended December 31,

	2002	2001	2000

Net sales	$1,453.9	$1,651.4	$2,162.1
Cost of sales	1,287.3	1,410.7	1,870.4

Gross profit	166.6	240.7	291.7
Selling, general and administrative expenses	150.9	136.4	257.6

Operating income	15.7	104.3	34.1
Other income	—	8.1	—
Interest income (expense):
Interest expense	(43.5)	(45.6)	(62.3)
Interest income	0.9	1.7	2.5
Other financial costs	(1.1)	(10.4)	(3.3)

	(43.7)	(54.3)	(63.1)

Income (loss) from continuing operations before income taxes	(28.0)	58.1	(29.0)
Income tax (provision) benefit	9.9	(20.6)	10.3

Income (loss) from continuing operations	(18.1)	37.5	(18.7)
Loss from operations of discontinued operations (net of tax)	—	(6.8)	(7.7)
Loss on disposal of discontinued operations (net of tax)	(5.9)	(32.7)	—

Net loss	$(24.0)	$(2.0)	$(26.4)

EPS of Continuing Operations
Earnings (loss) per common share	$(0.55)	$1.14	$(0.56)

Weighted average common shares	33.0	32.8	33.6

Earnings (loss) per common share-assuming dilution	$(0.55)	$1.13	$(0.56)

Weighted average common shares-assuming dilution	33.0	33.1	33.6

EPS of Discontinued Operations
Loss per common share	$(0.18)	$(1.20)	$(0.23)

Loss per common share-assuming dilution	$(0.18)	$(1.19)	$(0.23)

EPS of Total Company
Loss per common share	$(0.73)	$(0.06)	$(0.79)

Loss per common share-assuming dilution	$(0.73)	$(0.06)	$(0.79)

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except share data)

ASSETS	December 31,

	2002	2001

Current Assets:
Cash	$29.1	$16.6
Receivables, net of allowances of $11.6 million in 2002 and $11.4 million in 2001	105.9	105.8
Retained interest in accounts receivable	84.8	83.1
Inventories	258.3	315.4
Deferred income taxes	12.2	27.5
Prepaid expenses and other	42.6	23.9

Total current assets	532.9	572.3
Property, plant and equipment, net	323.3	320.9
Deferred income taxes	68.3	65.0
Other non-current assets	48.8	47.1

Total assets	$973.3	$1,005.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$242.1	$249.4
Accrued liabilities	118.1	128.5
Current portion of long-term debt	21.9	24.5

Total current liabilities	382.1	402.4
Long-term debt	411.1	421.0
Deferred income taxes	2.1	2.9
Other liabilities	117.1	74.1

Total liabilities	912.4	900.4

Shareholders’ Equity:
Common stock, $0.01 par value:
Issued and outstanding shares:
2002 - 33,135,002 (net of 4,754,425 treasury shares)
2001 - 32,838,227 (net of 4,745,425 treasury shares)	0.4	0.4
Additional paid-in capital	100.0	96.4
Treasury stock	(50.0)	(50.0)
Retained earnings	59.9	88.9
Accumulated other comprehensive loss	(44.6)	(25.7)
Other shareholders’ equity	(4.8)	(5.1)

Total shareholders’ equity	60.9	104.9

Total liabilities and shareholders’ equity	$973.3	$1,005.3

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,

	2002	2001	2000

Cash flows of operating activities:
Net loss	$(24.0)	$(2.0)	$(26.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	30.6	35.0	56.0
Foreign currency translation adjustment	—	(8.5)	—
Deferred income taxes	14.4	(16.7)	(0.8)
(Gain) loss on sale of businesses	1.7	(18.3)	—
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Sale of receivables, net of transaction costs paid at closing	—	145.0	—
(Increase) decrease in receivables	15.1	16.6	(34.0)
(Increase) decrease in inventories	61.5	37.3	(52.1)
(Increase) decrease in other assets	(8.0)	3.9	(0.3)
Increase (decrease) in accounts payable, accrued and other liabilities	(30.0)	(105.9)	59.6

Net cash flows of operating activities	61.3	86.4	2.0

Cash flows of investing activities:
Capital expenditures	(31.4)	(54.9)	(56.0)
Acquisitions, net of cash acquired	—	—	(19.0)
Proceeds from sale of businesses, net of cash sold	1.7	141.8	158.1
Proceeds from properties sold	1.6	6.7	0.8
Other, net	(0.5)	(1.7)	(1.0)

Net cash flows of investing activities	(28.6)	91.9	82.9

Cash flows of financing activities:
Dividends paid	(5.0)	(6.6)	(6.7)
Net changes in revolving credit borrowings	(2.2)	33.2	47.2
Issuance of long-term debt	—	—	7.4
Repayment of long-term debt	(15.4)	(209.4)	(139.5)
Acquisition of treasury stock	—	(2.2)	(10.1)
Proceeds from exercise of stock options	2.4	2.1	—

Net cash flows of financing activities	(20.2)	(182.9)	(101.7)

Increase (decrease) in cash	12.5	(4.6)	(16.8)
Cash – beginning of period	16.6	21.2	38.0

Cash – end of period	$29.1	$16.6	$21.2

SUPPLEMENTAL INFORMATION
Income taxes paid, net of (refunds)	$(27.0)	$6.2	$7.8

Interest paid	$44.1	$58.3	$70.7

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(in millions, except share amounts)

						Accumulated
	Common Stock		Add'l			Other	Other
			Paid-In	Treasury	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Stock	Earnings	Income(Loss)	Equity	Total

Balance, December 31, 1999	33,999,633	$0.4	$90.5	$(37.7)	$130.6	$1.6	$(8.1)	$177.3
Comprehensive loss:
Net loss					(26.4)			(26.4)
Foreign currency translation adjustment						(9.0)		(9.0)

Comprehensive loss								(35.4)
Dividends					(6.7)			(6.7)
Purchase of treasury shares	(1,370,225)			(10.1)				(10.1)
Issuance of restricted stock	9,257		0.1				(0.1)	—
Amortization of restricted stock and other			1.1				2.0	3.1
Other	10,634		(0.3)				0.6	0.3

Balance, December 31, 2000	32,649,299	0.4	91.4	(47.8)	97.5	(7.4)	(5.6)	128.5
Comprehensive loss:
Net loss					(2.0)			(2.0)
Foreign currency translation adjustment						(12.9)		(12.9)
Loss on change in fair value of financial instruments, net of tax						(3.7)		(3.7)
Pension adjustments, net of tax						(1.4)		(1.4)
Unrealized investment losses						(0.3)		(0.3)

Comprehensive loss								(20.3)
Dividends					(6.6)			(6.6)
Purchase of treasury shares	(354,800)			(2.2)				(2.2)
Issuance of restricted stock	357,500		2.7				(2.7)	—
Amortization of restricted stock and other			0.2				2.1	2.3
Exercise of stock options	183,876		2.1					2.1
Other	2,352						1.1	1.1

Balance, December 31, 2001	32,838,227	0.4	96.4	(50.0)	88.9	(25.7)	(5.1)	104.9
Comprehensive loss:
Net loss					(24.0)			(24.0)
Foreign currency translation adjustment						11.2		11.2
Loss on change in fair value of financial instruments, net of tax						(0.5)		(0.5)
Pension adjustments, net of tax						(29.2)		(29.2)
Unrealized investment losses						(0.4)		(0.4)

Comprehensive loss								(42.9)
Dividends					(5.0)			(5.0)
Amortization of restricted stock and other			0.9				0.1	1.0
Exercise of stock options	265,359		2.4					2.4
Other	31,416		0.3				0.2	0.5

Balance, December 31, 2002	33,135,002	$0.4	$100.0	$(50.0)	$59.9	$(44.6)	$(4.8)	$60.9

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	General

General Cable Corporation and subsidiaries (General Cable), are engaged in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for the communications, energy and industrial and specialty markets. As of December 31, 2002, General Cable operated 28 manufacturing facilities in eight countries and two regional distribution centers in North America in addition to the corporate headquarters in Highland Heights, Kentucky.

2.	Summary of Accounting Policies

Principles of Consolidation The consolidated financial statements include the accounts of General Cable Corporation and its wholly-owned subsidiaries. Investments in 50% or less owned joint ventures are accounted for under the equity method of accounting. Other non-current assets included an investment in a joint venture of $3.8 million at December 31, 2002. All transactions and balances among the consolidated companies have been eliminated. Certain reclassifications have been made to the prior year to conform to the current year’s presentation.

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

Inventories Inventories are stated at the lower of cost or market value. The Company determines whether a lower of cost or market provision is required on a quarterly basis by computing whether inventory on hand, on a last-in first-out (LIFO) basis, can be sold at a profit based upon current selling prices less variable selling costs. No provision was required in 2002 or 2001. In the event that a provision is required in some future period, the Company will determine the amount of the provision by writing down the value of the inventory to the level where its sales, using current selling prices less variable selling costs, will result in a profit.

General Cable values all its North American inventories and its non-North American metal inventories using the LIFO method and all remaining inventories using the first-in first-out (FIFO) method. As of January 1, 2001, General Cable changed its accounting method for its non-North American metal inventories from the FIFO method to the LIFO method. The impact of the change was an increase in operating income of $4.1 million, or $0.08 of earnings per share, on both a basic and a diluted basis during 2001. The Company believes that the change to the LIFO accounting method for its non-North American metal inventories more accurately reflects the impact of volatile raw material prices and conforms the accounting for all metal inventories. Because the December 31, 2000 non-North American metal inventories valued at FIFO is the opening LIFO inventory, there is neither a cumulative effect to January 1, 2001 nor proforma amounts of retroactively applying the change to LIFO. As of January 1, 2000, General Cable changed its accounting method for its North American non-metal inventories from the FIFO method to the LIFO method. The impact of the change was an increase in operating income of $6.4 million, or $0.12 of earnings per share on both a basic and diluted basis, during 2000. Because the December 31, 1999 North American non-metal inventories valued at FIFO is the opening LIFO inventory, there is neither a cumulative effect to January 1, 2000 nor proforma amounts of retroactively applying the change to LIFO. Previously General Cable had valued only the copper and aluminum components of its North American inventories using LIFO. The Company believes that the change to the LIFO accounting method for its North American non-metal inventories more accurately reflects the impact of both volatile raw material prices and ongoing cost productivity initiatives, conforms the accounting for all North American inventories and provides a more comparable basis of accounting with direct competitors in North America who are on LIFO for the majority of their inventories.

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Forward Pricing Agreements for Purchases of Copper and Aluminum In the normal course of business, General Cable enters into forward pricing agreements for purchases of copper and aluminum to match certain sales transactions. At December 31, 2002 and 2001, General Cable had $89.9 million and $40.1 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. The fair market value of the forward pricing agreements was $87.1 million and $38.7 million at December 31, 2002 and 2001, respectively. General Cable expects to recover the cost of copper and aluminum under these agreements as a result of firm sales price commitments with customers.

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

Concentration of Credit Risk General Cable sells a broad range of products throughout primarily the United States, Canada, Europe and the Asia Pacific region. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers, including members of buying groups, composing General Cable’s customer base. Ongoing credit evaluations of customers’ financial condition are performed, and generally, no collateral is required. General Cable maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s estimates. Certain subsidiaries also maintain credit insurance for certain customer balances.

Derivative Financial Instruments Derivative financial instruments are utilized to manage interest rate, commodity and foreign currency risk. General Cable does not hold or issue derivative financial instruments for trading purposes.

Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting For Derivative Instruments and Hedging Activities,” as amended, requires that all derivatives be recorded on the balance sheet at fair value. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and whether it qualifies for hedge accounting.

SFAS No. 133, as applied to General Cable’s risk management strategies, may increase or decrease reported net income, and shareholders’ equity, or both, prospectively depending on changes in interest rates and other variables affecting the fair value of derivative instruments and hedged items, but will have no effect on cash flows or economic risk. See further discussion in Note 13.

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. General Cable has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. No compensation cost for stock options is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Year Ended December 31,

	2002	2001	2000

Net loss, as reported	$(24.0)	$(2.0)	$(26.4)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2.4)	(5.7)	(4.9)

Pro forma net loss	$(26.4)	$(7.7)	$(31.3)

Loss per share:
Basic – as reported	$(0.73)	$(0.06)	$(0.79)
Basic – pro forma	$(0.80)	$(0.23)	$(0.93)
Diluted – as reported	$(0.73)	$(0.06)	$(0.79)
Diluted – pro forma	$(0.80)	$(0.23)	$(0.93)

New Standards In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 “Business Combinations”, SFAS No. 142 “Goodwill and Other Intangible Assets” and SFAS No. 143 “Accounting for Asset Retirement Obligations”. SFAS No. 141 requires that all business combinations be accounted for under the purchase accounting method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s carrying value and that intangible assets other than goodwill should be amortized over their useful lives. SFAS No. 143 requires entities to establish liabilities for legal obligations associated with the retirement of tangible long-lived assets. In August 2001, SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued. SFAS No. 144 addresses financial accounting and reporting for impairment of long-lived assets to be held and used, and of long-lived assets and components of an entity to be disposed of. The Company adopted SFAS 141, SFAS No. 142 and SFAS No. 144 as of January 1, 2002, as required. Additionally, SFAS No. 143 was adopted as of January 1, 2002, although it was not required until fiscal 2003. The adoption of these standards did not have a material impact on the consolidated financial condition, results of operations or cash flows of General Cable. In April 2002, SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” was issued. SFAS No. 145 addresses financial accounting and reporting for the extinguishment of debt and accounting for leases. In June 2002, SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” was issued. SFAS No. 146 requires that costs associated with exit or disposal activities be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. Implementation of SFAS No. 145 and SFAS No. 146 is required for fiscal 2003. Management does not believe the impact of adopting SFAS No. 145 and SFAS No. 146 will have a material impact on the consolidated financial condition, results of operations or cash flows of General Cable.

In December of 2002, SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB No. 123” was issued. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires additional disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. General Cable has elected to not implement the voluntary change to the fair value based method of accounting for stock-based employee compensation, however, the disclosure requirements have been implemented as required.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2002, FASB Interpretation (FIN) No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” was issued. FIN 45 requires that as a company issues a guarantee, it must recognize a liability for the fair value of the obligations it assumes under that guarantee. Application of FIN 45 is required for guarantees issued or modified after December 31, 2002. The Company does not believe that the adoption of FIN 45 will have a material affect on its financial position, results of operations or cash flows.

In January 2003, FIN No. 46 “Consolidation of Variable Interest Entities” was issued. FIN 46 is intended to achieve more consistent application of consolidation policies to variable interest entities. FIN 46 applies to all variable interest entities created after January 31, 2003 and it applies in the first fiscal period beginning after June 15, 2003 to variable interest entities acquired or created before February 1, 2003. The Company does not believe that the adoption of FIN 46 will have a material affect on its financial position, results of operations or cash flows.

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

In December 1999, the Company decided to sell certain businesses due to their deteriorating operating performance. On February 9, 2000, the Company signed a definitive agreement with Pirelli Cavi e Sistemi, S.p.A., of Milan, Italy (Pirelli) for the sale of the stock of these businesses for a purchase price of $216.0 million, subject to closing adjustments. The closing adjustments included changes in net assets of the businesses sold since November 30, 1999, resulting from operating losses and other adjustments as defined in the sale agreement. The businesses sold were acquired from BICC plc during 1999 and consisted primarily of the operations in the United Kingdom, Italy and Africa and a joint venture interest in Malaysia. The businesses sold reported net sales of $383.4 million and a net loss of $73.2 million for 2000. Gross proceeds of $180.0 million were received during the third quarter of 2000 as a down payment against the final post-closing adjusted purchase price. Proceeds from the transaction were used to reduce the Company’s outstanding debt. As a result of the sale to Pirelli, the Company recognized a $34.3 million charge in the third quarter of 2000. This charge was related to severance, transaction costs, warranty and other claims, the realization of the foreign exchange translation loss on the divested businesses that was previously charged directly to equity and $3.3 million write-off of unamortized bank fees due to the prepayment of indebtedness. During the third quarter of 2001, the final post-closing adjusted purchase price was agreed as $164.0 million resulting in the payment of $16.0 million to Pirelli. The Company had provided for a larger settlement amount and therefore $7.0 million of income was recorded in the third quarter of 2001.

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2001, the Company sold substantially all of the manufacturing assets and inventory of its building wire business to Southwire Company for $82 million of cash proceeds and the transfer to the Company of certain datacommunication cable manufacturing equipment. Under the building wire sale agreement, Southwire purchased the inventory and substantially all of the property, plant and equipment located at the Company’s Watkinsville, Georgia and Kingman, Arizona facilities and the wire and cable manufacturing equipment at its Plano, Texas facility. General Cable retained and continues to operate its copper rod mill in Plano and closed its Plano wire mill. The assets sold were used in manufacturing building wire principally for the retail and electrical distribution markets. During the second quarter of 2002, the final purchase price for this transaction was agreed resulting in a deminimus cash payment to Southwire. Proceeds from the transaction have been used to reduce the Company’s outstanding debt.

Beginning in the third quarter of 2001, the Company has reported the Building Wire and Cordsets segment as discontinued operations for financial reporting purposes. Administrative expenses formerly allocated to this segment are now reported in continuing operations segments. Quarterly historical data for the first six months of 2001 has been restated to reflect this change.

During the second quarter of 2002, General Cable formed a joint venture company to manufacture and market fiber optic cables. General Cable contributed assets, primarily inventory and machinery and equipment, to a subsidiary company which was then contributed to the joint venture in exchange for a $10.2 million note receivable which resulted in a $5.6 million deferred gain on the transaction. The Company will recognize the gain as the note is repaid. At December 2002, other non-current assets included an investment in the joint venture of $3.9 million and a $10.2 million note receivable from the joint venture and other liabilities included a deferred gain from the initial joint venture formation of $5.6 million.

4.	Corporate Operating Items

Cost of sales and selling, general and administrative expense in the consolidated statement of operations included the following (in millions):

	Year Ended December 31,

	2002	2001	2000

Cost of sales, excluding corporate items	$1,281.7	$1,403.7	$1,870.4
Closure of manufacturing plants	2.0	—	—
Disposal of inventory	—	7.0	—
Charge related to assets contributed to joint venture	3.6	—	—

Corporate items	5.6	7.0	—

Cost of sales	$1,287.3	$1,410.7	$1,870.4

Selling, general and administrative expenses, excluding corporate items	$123.1	$139.6	$226.6
Loss (income) related to the divestiture to Pirelli	—	(7.0)	31.0
Gain from sale of Pyrotenax business	—	(23.8)	—
Closure of manufacturing plants	19.2	4.8	—
Divestiture of non-strategic business	1.7	5.5	—
Severance and severance related costs	6.9	16.5	—
Provision for other costs	—	0.8	—

Corporate items	27.8	(3.2)	31.0

Selling, general and administrative expenses	$150.9	$136.4	$257.6

Total Corporate Operating Items	$33.4	$3.8	$31.0

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2002, the Company incurred $33.4 million of corporate charges, $5.6 million in cost of sales and $27.8 million in selling, general and administrative expense. These corporate charges included $21.2 million ($2.0 million in cost of sales and $19.2 million in selling, general and administrative expense) related to the closure of two of its seven North American plants that manufactured communications cables. In addition, $6.9 million was incurred for severance and related costs resulting from worldwide headcount reductions, $3.6 million was incurred to reduce to fair value certain assets contributed to the Company’s fiber optic joint venture, and a $1.7 million loss was incurred on the sale of a non-strategic United Kingdom-based specialty cables business.

During 2001, the Company incurred $3.8 million of corporate charges ($7.0 million in cost of sales and $3.2 million of income in selling, general and administrative expense). During the third quarter of 2001, the Company agreed with Pirelli on the final post-closing adjusted purchase price of the business sold in the third quarter of 2000. As a result of the final settlement, the Company recognized a $7.0 million pre-tax gain for the difference in the actual settlement and the amount provided for in the Company’s balance sheet. The Company also completed the sale of its Pyrotenax business to Raychem HTS Canada, Inc., a business unit of Tyco International, Ltd. for proceeds of $60 million, subject to closing adjustments. After adjusting for the net cost of the assets sold and for the expenses associated with the transaction, the Company realized a pre-tax gain of $23.8 million. The Company also incurred charges for the closure of a manufacturing plant ($4.8 million), charges for severance and related costs resulting from a plan to reduce headcount throughout its worldwide operations ($16.5 million), a loss related to the sale of a non-strategic business which designs and manufactures extrusion tooling and accessories ($5.5 million), a charge related to the disposal of inventory as part of the Company’s optimization of its distribution network ($7.0 million recorded in cost of sales) and a charge to provide for certain other costs ($0.8 million).

During 2000, as a result of the sale of certain businesses to Pirelli, the Company recognized a $31.0 million charge. This charge was related to severance, transaction costs, warranty and other claims and the realization of the foreign exchange translation loss on the divested businesses that was previously charged directly to equity.

5.	Other Income

During the second quarter of 2001, the Company recognized a non-recurring pre-tax gain of $8.6 million related to a foreign exchange gain on the extinguishment of long-term debt in the United Kingdom partially offset by costs of $0.5 million to close out foreign exchange contracts at one of the Company’s international subsidiaries.

6.	Discontinued Operations

On September 5, 2001, the Company announced its decision to sell its building wire business and to exit its retail cordsets business, the results of which have been reported as discontinued operations. Operating results of the discontinued operations were as follows (in millions):

	Year Ended December 31,

	2002	2001	2000

Net Sales	$—	$352.9	$526.5

Pre-tax loss from discontinued operations	$—	$(10.7)	$(11.9)
Income tax benefit	—	3.9	4.2
Pre-tax loss on disposal of discontinued operations	(9.1)	(50.6)	—
Income tax benefit	3.2	17.9	—

Loss from discontinued operations	$(5.9)	$(39.5)	$(7.7)

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

During 2002, the Company recorded an additional $9.1 million pre-tax loss on disposal of discontinued operations. The components of this charge principally related to an estimated lower net realizable value for real estate remaining from the Company’s former building wire business unit, a longer than anticipated holding period for three distribution centers with unexpired lease commitments and certain other costs.

7.	Accounts Receivable Asset Backed Securitization

In May 2001, the Company completed an Accounts Receivable Asset Backed Securitization Financing transaction (“Securitization Financing”). The Securitization Financing provides for certain domestic trade receivables to be transferred to a wholly-owned, special purpose bankruptcy-remote subsidiary without recourse. This subsidiary in turn transferred the receivables to a trust, which issued, via private placement, floating rate five-year certificates in an initial amount of $145 million. In addition, a variable certificate component of up to $45 million for seasonal borrowings was also established as a part of the Securitization Financing. This variable certificate component will fluctuate based on the amount of eligible receivables. As a result of the building wire asset sale and the exit from the retail cordsets business, the Securitization Financing program was downsized to $80 million in the first quarter of 2002, through the repayment of a portion of the outstanding certificates. The repayment of the certificates was funded by the collection of the outstanding building wire and retail cordsets accounts receivable. The $45 million seasonal borrowing component was unaffected.

Transfers of receivables under this program are treated as a sale and result in a reduction of total accounts receivable reported on the Company’s consolidated balance sheet. In conjunction with the initial transaction, the Company incurred one-time charges of $4.2 million in the second quarter of 2001. The Company continues to service the transferred receivables and receives annual servicing fees from the special purpose subsidiary of approximately 1% of the average receivable balance. The market cost of servicing the receivables offset the servicing fee income and results in a servicing asset equal to zero. The Company’s retained interest in the receivables are carried at their fair value which is estimated as the net realizable value. The net realizable value considers the relatively short liquidation period and an estimated provision for credit losses. The provision for credit losses is determined based on specific identification of uncollectible accounts and the application of historical collection percentages by aging category. The receivables are not subject to prepayment risk. The key assumptions used in measuring the fair value of retained interests at the time of securitization were receivables days sales outstanding of 54 and interest rates on LIBOR based on borrowings of 4.92%. At December 31, 2002 and 2001, key assumptions and the sensitivity of the current fair value of the retained interest are as follows:

	Key	Impact on fair value of	Impact on fair value of
	Assumptions	20% adverse change	50% adverse change

December 31, 2002:
Days sales outstanding	49 days	$0.3million	$0.3million
Interest rate	2.0%	$0.3million	$0.3million
December 31, 2001:
Days sales outstanding	51 days	$0.1million	$0.3million
Interest rate	2.5%	$0.1million	$0.3million

These sensitivities are hypothetical and should be used with caution. Changes in fair value based on a 20% and 50% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another which might magnify or counteract sensitivities.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2002 and 2001, the Company’s retained interest in accounts receivable and off balance sheet financing, net of cash held in the trust, was $84.8 million and $48.5 million; and $83.1 million and $67.8 million, respectively. The effective interest rate in the Securitization Financing was approximately 2.0% and 2.5% at December 31, 2002 and 2001, respectively. In 2002, proceeds from new sales totaled $1,067.6 million and cash collections reinvested totaled $1,030.8 million. In 2001, proceeds from new sales totaled $1,258.6 million and cash collections reinvested totaled $1,044.4 million. The portfolio of accounts receivable that the Company services totaled approximately $130 million and $150 million at December 31, 2002 and 2001, respectively.

8.	Inventories

Inventories consisted of the following (in millions):

	December 31,

	2002	2001

Raw materials	$26.1	$36.7
Work in process	33.2	41.9
Finished goods	199.0	236.8

	$258.3	$315.4

At December 31, 2002 and December 31, 2001, $214.3 million and $274.1 million, respectively, of inventories were valued using the LIFO method. Approximate replacement costs of inventories valued using the LIFO method totaled $198.1 million at December 31, 2002 and $248.7 million at December 31, 2001.

If in some future period, the Company was not able to recover the LIFO value of its inventory at a profit when replacement costs were lower than the LIFO value of the inventory, the Company would be required to take a charge to recognize in its income statement all or a portion of the higher LIFO value of the inventory. During 2002, the Company reduced its inventory by approximately $62 million resulting in a $2.5 million LIFO charge since LIFO inventory quantities were reduced in a period when replacement costs were lower than the LIFO value of inventory.

9.	Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	December 31,

	2002	2001

Land	$25.1	$22.8
Buildings and leasehold improvements	53.2	53.4
Machinery, equipment and office furnishings	348.5	302.7
Construction in progress	32.5	49.6

	459.3	428.5
Less accumulated depreciation and amortization	(136.0)	(107.6)

	$323.3	$320.9

Depreciation expense totaled $28.1 million, $31.7 million and $52.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Accrued Liabilities

Accrued liabilities consisted of the following (in millions):

	December 31,

	2002	2001

Payroll related accruals	$16.7	$22.3
Accrued restructuring costs	15.2	13.3
Customers’ deposits and prepayments	10.1	11.4
Customer rebates	6.6	8.5
Insurance claims and related expenses	8.0	8.4
Current deferred tax liability	1.8	1.8
Other accrued liabilities	59.7	62.8

	$118.1	$128.5

11.	Restructuring Charges

Changes in accrued restructuring costs were as follows (in millions):

	Severance	Facility
	and Related	Closing
	Costs	Costs	Total

Original provisions	$29.8	$42.9	$72.7
Utilization	(27.2)	(32.2)	(59.4)

Balance, December 31, 2001	2.6	10.7	13.3
Provisions	14.0	10.0	24.0
Utilization	(12.2)	(9.9)	(22.1)

Balance, December 31, 2002	$4.4	$10.8	$15.2

During 2001, provisions were recorded for $72.7 million of restructuring activities ($22.1 million in continuing operations and $50.6 million in discontinued operations). The $22.1 million continuing operations charge included $4.8 million for the closure of a manufacturing facility, which included $3.1 million for severance costs. The closed facility, located in Cass City, Michigan, employed approximately 175 associates and utilized approximately 100,000 square feet in the production of data communication products. The continuing operations charge also included $16.5 million for severance and related costs resulting from the worldwide headcount reduction of approximately 100 employees and $0.8 million for certain other costs. The $50.6 million discontinued operations charge related to the sale of the building wire business ($21.4 million), closure of a manufacturing facility that produced retail cordset products ($16.6 million), the elimination of four regional distribution centers ($10.6 million) and certain other costs ($2.0 million).

During 2002, an additional $24.0 million of provisions were recorded ($14.9 million in continuing operations and $9.1 million in discontinued operations). The $9.1 million discontinued operations pre-tax charge principally related to an estimated lower net realizable value for real estate remaining from the Company’s former building wire business, a longer than anticipated holding period for three distribution centers with unexpired lease commitments and certain other costs. The $14.9 million continuing operations charge included $6.9 million for severance and related costs resulting from worldwide headcount reductions of approximately 140 employees and $8.0 million related to costs to close two manufacturing facilities. The $8.0 million charge for the closure of manufacturing facilities included $5.6 million for severance and related costs. The closed manufacturing facilities, located in Monticello, Illinois and Sanger, California, employed approximately 200 associates and utilized more than 350,000 square feet in the production of service wire sold to the telecommunications industry and certain data communications cables.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Long-Term Debt

Long-term debt consisted of the following (in millions):

	December 31,

	2002	2001

Term loans	$337.4	$348.6
Revolving loans	78.2	80.4
Other	17.4	16.5

	433.0	445.5
Less current maturities	21.9	24.5

	$411.1	$421.0

Weighted average interest rates were as follows:

Term loans	6.5%	5.1%
Revolving loans	6.3%	4.9%
Other	6.0%	6.0%

The estimated fair value of the Company’s long-term debt at December 31, 2002 and 2001 was approximately equal to the carrying value at those dates because the majority of the Company’s debt has variable interest rates.

The Company’s current credit facility was entered into in 1999 with one lead bank as administrative agent, and a syndicate of lenders. The facility, as amended and reduced by prepayments, consists of: 1) term loans in Dollars in an aggregate amount up to $307.3 million, 2) term loans in Dollars and foreign currencies in an aggregate amount up to $30.1 million and 3) revolving loans and letters of credit in Dollars and foreign currencies in an aggregate amount up to $200.0 million. Borrowings are secured by assets of the Company’s North American operations and a portion of the stock of its non-North American subsidiaries and are also guaranteed by the Company’s principal operating subsidiaries. The credit facility, as amended, restricts certain corporate acts and contains required financial ratios and other covenants. During 2001, the Company had repaid $208.8 million of term loans in advance of their scheduled repayment date. This amount includes the proceeds from the Building Wire sale, the Company’s Securitization Financing and the Pyrotenax sale received during 2001. In conjunction with these reductions in the borrowing capacity of the facility, the Company recorded a $2.4 million charge to write-off a portion of its unamortized bank fees during 2001.

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

In October 2002, the Company further amended its credit facility through March 2004. The amendment substantially relaxed the Company’s financial covenants primarily in response to the ongoing weakness in the Communications segment. Among other provisions, the amendment adjusted the size of the Company’s revolving credit facility to $200 million from $250 million, added a new financial covenant tied to minimum quarterly earnings levels and established a contingent payment of approximately $5.5 million to lenders if the total facility commitments are not reduced by at least $100 million by December 15, 2003. As part of the amendment, the Company suspended its quarterly cash dividend of $0.05 per common share for the term of the amendment. One time costs of approximately $4 million were incurred for the amendment and will be amortized over the life of the amendment. The Company will also incur incremental annualized interest costs of approximately $4 million during the amendment period as a result of increased credit spreads. Future compliance with financial covenants will

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

be dependent upon a number of factors, including overall economic activity, future conditions in the Company’s principal end markets and the Company’s future borrowing requirements. As a result of the completion of the October 2002 amendment, the Company wrote-off the remaining unamortized fees ($1.1 million) associated with the April 2002 amendment in the fourth quarter of 2002. The Company also wrote-off $0.5 million of unamortized bank fees in the fourth quarter of 2002 as a result of the $50 million reduction in the size of the revolving credit facility.

At December 31, 2002, maturities of long-term debt during each of the years 2003 through 2007 are $21.9 million, $32.9 million, $71.6 million, $134.4 million and $163.2 million, respectively, and $9.0 million thereafter.

13.	Financial Instruments

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

During 2001, the Company entered into several new interest rate swaps which effectively fixed interest rates for borrowings under the credit facility and other debt. At December 31, 2001, General Cable had interest rate swaps which effectively fixed interest rates for $425.0 million of borrowings under the credit facility and $9.0 million of other debt. The swaps outstanding as of December 31, 2002 were as follows (dollars in millions):

		Notional	Interest
Interest Rate Derivatives	Period	Amounts	RateRange

Interest Rate Swap	December 2001 to October 2011	$9.0	4.49%
Forward Starting Interest Rate Swaps	January 2003 to December 2004	200.0	4.60 - 4.74%

The Company does not provide or receive any collateral specifically for these contracts. However, all counterparties are members of the lending group and as such participate in the collateral of the credit agreement and are significant financial institutions.

The fair value of interest rate derivatives are based on quoted market prices and third-party provided calculations, which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments. At December 31, 2002 and 2001, the carrying value was $7.4 million and $5.7 million, respectively.

The Company enters into forward exchange contracts principally to hedge the currency fluctuations in certain transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. Principal transactions hedged during the year were firm sales and purchase commitments.

The fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At December 31, 2002 and 2001, the net unrealized gain (loss) on the net foreign currency contracts was $0.7 million and $(0.2) million, respectively. However, since these contracts hedge forecasted foreign currency denominated transactions, and have been designated cash flow hedges, any change in the fair value of the contracts would be recorded in other comprehensive income until the hedged transaction was reflected in the income statement which is generally expected to occur in less than one year.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Outside of North America, General Cable enters into commodity futures for purchase of copper and aluminum for delivery in a future month to match certain sales transactions. At December 31, 2002 and 2001, General Cable had an unrealized loss of $0.1 million and $0.2 million, respectively, on the commodity futures, which have been designated as cash flow hedges, and have been recorded in other comprehensive income until the hedged transaction is reflected in the income statement, which is generally expected to occur in less than one year.

The notional amounts and fair values of these financial instruments at December 31, 2002 and 2001, are shown below (in millions). The carrying amount of the financial instruments was a liability of $(6.8) million at December 31, 2002 and $(6.1) million at December 31, 2001.

	2002		2001

	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

Interest rate swaps	$9.0	$(0.9)	$284.0	$(5.7)
Forward starting interest rate swaps	200.0	(6.5)	625.0	—
Foreign currency contracts	29.5	0.7	28.5	(0.2)
Commodity futures	9.2	(0.1)	8.0	(0.2)

		$(6.8)		$(6.1)

In the normal course of business, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. At December 31, 2002 and 2001, General Cable had an unrealized loss of $2.8 million and $1.4 million, respectively. General Cable expects to recover the unrealized loss under these agreements as a result of firm sales price commitments with customers.

14.	Income Taxes

The provision (benefit) for income taxes attributable to continuing operations consisted of the following (in millions):

	Year Ended December 31,

	2002	2001	2000

Current tax expense (benefit):
Federal	$(13.8)	$4.1	$(18.8)
State	0.1	0.1	(1.1)
Foreign	6.8	11.3	9.4
Deferred tax expense (benefit):
Federal	(6.9)	0.5	(6.0)
State	2.9	1.0	(0.7)
Foreign	1.0	3.6	6.9

	$(9.9)	$20.6	$(10.3)

The income tax benefit attributable to the operations and disposal of discontinued operations was $3.2 million, $21.8 million, and $4.2 million for 2002, 2001 and 2000 respectively.

The reconciliation of reported income tax expense (benefit) to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income from continuing operations is as follows (in millions):

	Year Ended December 31,

	2002	2001	2000

Statutory federal income tax	$(9.8)	$20.3	$(10.1)
State, foreign, and Foreign Sales Corporation income tax differential	0.8	(0.3)	(0.6)
Other, net	(0.9)	0.6	0.4

	$(9.9)	$20.6	$(10.3)

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of deferred tax assets and liabilities were as follows (in millions):

	December 31,

	2002	2001

Deferred tax assets:
Net operating loss carryforwards	$74.7	$76.5
Pension and retiree benefits accruals	18.1	2.3
Asset and rationalization reserves	5.1	5.1
Inventory reserves	4.0	5.1
Capital loss carryforwards	1.1	4.1
Tax credit carryforwards	7.7	3.8
Other liabilities	14.4	19.9
Valuation allowance	(19.2)	(5.6)

Total deferred tax assets	105.9	111.2
Deferred tax liabilities:
Inventory	6.1	1.5
Depreciation and fixed assets	23.2	21.9

Net deferred tax assets	$76.6	$87.8

As of December 31, 2002, the Company has recorded a valuation allowance for its U.S. foreign tax credit and capital loss carryforwards, its state net operating loss carryforwards, and a portion of its foreign net operating loss carryforwards due to uncertainties regarding the ability to obtain future tax benefits for these tax attributes. The December 31, 2002 valuation allowance of $19.2 million increased $13.6 million from the prior year. The December 31, 2001 valuation allowance of $5.6 million decreased $4.7 million from December 31, 2000.

A portion of the Company’s 2002 U.S. net operating loss will be carried back to obtain a tax refund of $13.8 million in 2003. The $13.8 million tax refund is included within prepaid expenses and other in the December 31, 2002 consolidated balance sheet. The Company also generated U.S. net operating loss carryforwards of $55.2 million in 2000 and $57.9 million in 2002, which expire in 2020 and 2022, respectively. The 2001 U.S. net operating loss, which was reflected as a carryforward in the 2001 financial statements, was carried back instead to obtain a $37.0 million tax refund in 2002 as a result of a 2002 U.S. tax law change enabling a five year carryback of net operating losses. The Company also has other U.S. net operating loss carryforwards that are subject to an annual limitation under Internal Revenue Code Section 382. These Section 382 limited net operating loss carryforwards expire in varying amounts from 2006-2009. The total Section 382 limited net operating loss carryforward that may be utilized prior to expiration is estimated at $53.9 million. The Company also has approximately $22.3 million of net operating loss carryforwards in various foreign jurisdictions. A valuation allowance has been established against $20.7 million of these foreign net operating losses due to the uncertainty of utilization prior to expiration.

The major component of the Company’s $7.7 million of tax credit carryforwards is $6.5 million of U.S. alternative minimum tax credits, which have no expiration date. $3.1 million of these alternative minimum tax credit carryforwards are also subject to Section 382 limitations. Undistributed earnings of foreign subsidiaries that are considered to be reinvested indefinitely are approximately $77 million.

15.	Pension Plans

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net pension expense included the following components (in millions):

	Year Ended December 31,

	2002	2001	2000

Service cost	$2.1	$2.6	$2.8
Interest cost	9.1	8.4	8.7
Expected return on plan assets	(10.2)	(10.9)	(11.1)
Net amortization and deferral	1.0	0.7	0.8

Net defined benefit pension expense	2.0	0.8	1.2
Net defined contribution pension expense	5.7	7.2	6.9

Total pension expense	$7.7	$8.0	$8.1

The changes in the benefit obligation and plan assets, the funded status of the plan and the amounts recognized in the Consolidated Balance Sheets at December 31, 2002 and 2001 were as follows (in millions):

	2002	2001

Changes in Benefit Obligation:
Beginning benefit obligation	$124.1	$122.1
Acquisitions (divestitures)	6.3	(2.4)
Service cost	2.1	2.6
Interest cost	9.1	8.4
Curtailment gain	(1.9)	(1.3)
Special termination benefits	0.1	1.1
Benefits paid	(12.3)	(10.8)
Amendments	0.1	2.3
Assumption change	10.3	4.8
Actuarial (gain) loss	3.1	(2.7)

Ending benefit obligation	$141.0	$124.1

Changes in Plan Assets:
Beginning fair value of plan assets	$111.9	$116.6
Acquisitions (divestitures)	6.9	(2.4)
Actual return (loss) on plan assets	(20.6)	5.9
Company contributions	3.0	2.6
Benefits paid	(12.3)	(10.8)

Ending fair value of plan assets	$88.9	$111.9

Reconciliation of Funded Status:
Funded status of the plan	$(52.1)	$(12.2)
Unrecognized net transition obligation	0.5	0.5
Unrecognized actuarial (gain) loss	49.3	7.6
Unrecognized prior service cost	10.1	11.3

Prepaid pension cost	$7.8	$7.2

Amounts Recognized in Consolidated Balance Sheet:
Prepaid pension cost	$0.6	$11.5
Accrued pension liability	(44.6)	(10.9)
Intangible asset	5.1	4.3
Accumulated other comprehensive income	46.7	2.3

Net amount recognized	$7.8	$7.2

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The curtailment gain and special termination benefits in 2002 and 2001 were the result of closing and selling certain manufacturing locations. The divestitures in 2001 are related to the sale of the Pyrotenax business to Tyco International, Ltd. In 2002, the acquisition amounts are related to the recording of pension obligations for individuals located in the United Kingdom. These pension obligations were expected to transfer to Tyco International, Ltd. after completion of the Pyrotenax sale, however, these individuals either retired during the pension obligation valuation period or elected to stay in the General Cable United Kingdom based defined benefit pension plan.

The weighted average rate assumptions used in determining pension costs and the benefit obligations were:

	2002	2001	2000

Discount rate	6.5%	7.25%	7.75%
Expected rate of increase in future compensation levels	4.0%	4.0%	4.5%
Long-term rate of return on plan assets	9.0%	9.5%	9.5%

The projected benefit obligation and accumulated benefit obligation for the pension plans with accumulated benefit obligations in excess of plan assets were $136.5 million and $129.9 million at December 31, 2002, and $15.6 million and $11.9 million at December 31, 2001.

16.	Post-Retirement Benefits Other Than Pensions

General Cable has post-retirement benefit plans that provide medical and life insurance for certain retirees and eligible dependents. General Cable funds the plans as claims or insurance premiums are incurred. Net post-retirement benefit expense (income) included the following components (in millions):

	Year Ended December 31,

	2002	2001	2000

Service cost	$0.3	$0.3	$0.3
Interest cost	0.7	0.7	0.7
Amortization of prior service cost	(0.7)	(0.8)	(0.8)
Curtailment loss (gain)	0.2	(0.4)	(1.2)

Net post-retirement benefit expense (income)	$0.5	$(0.2)	$(1.0)

The curtailment loss (gain) was the result of closing certain manufacturing locations in 2002 and 2001 and the result of the elimination of certain retiree benefits in 2000.

The change in the accrued post-retirement benefit liability was as follows (in millions):

	2002	2001

Beginning benefit obligation balance	$11.4	$12.8
Divestiture	—	(0.4)
Net periodic benefit expense (income)	0.5	(0.2)
Benefits paid	(1.1)	(0.8)

Ending benefit obligation balance	$10.8	$11.4

The discount rate used in determining the accumulated post-retirement benefit obligation was 6.5% for the year ended December 31, 2002, 7.25% for the year ended December 31, 2001 and 7.75% for the year ended December 31, 2000. The assumed health-care cost trend rate used in measuring the accumulated post-retirement benefit obligation was 9.0%, decreasing gradually to 4.75% in year 2008 and thereafter. Changing the assumed health-care cost trend rate by 1% would result in a change in the accumulated post-retirement benefit obligation of $0.7 million for 2002. The effect of this change would affect net post-retirement benefit expense by $0.1 million.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Equity Compensation Plans

The following table sets forth information about General Cable’s equity compensation plans as of December 31, 2002 (in thousands, except per share price):

			Number of securities
	Number of	Weighted-	remaining available for
	securities to be	average	future issuance under
	issued upon exercise	exercise price	equity compensation plans
	of outstanding	of outstanding	(excluding securities
	options	options	reflected in first column)

Shareholder approved plans:
1997 Stock Incentive Plan (a)	1,977	$14.76	1,107
Non-shareholder approved plans:
2000 Stock Option Plan	766	10.45	676

Total	2,743	$13.55	1,783

(a)	Excludes matching restricted stock units (MRSU) and restricted stock of 214,707 and 1,024,000, respectively, awarded through December 31,2002.

The 1997 Stock Incentive Plan authorizes a maximum of 4,725,000 shares, options or units of Common Stock to be granted. Stock options are granted to employees selected by the Compensation Committee of the Board or the Chief Executive Officer at prices which are not less than the closing market price on the date of grant. The Compensation Committee (or Chief Executive Officer) has authority to set all the terms of each grant. The majority of the options granted under the plan expire in 10 years and become fully exercisable ratably over three years of continued employment or become fully exercisable after three years of continued employment. Restrictions on the majority of shares awarded to employees under the plan expire ratably over a three-year period or expire after six years from the date of grant. Restricted stock units were awarded to employees in November 1998 as part of a Stock Loan Incentive Plan. See further discussion in Note 19.

The 2000 Stock Option Plan as amended authorizes a maximum of 1,500,000 non-incentive options to be granted. No other forms of award are authorized under this plan. Stock options are granted to employees selected by the Compensation Committee of the Board or the Chief Executive Officer at prices which are not less than the closing market price on the date of grant. The Compensation Committee (or Chief Executive Officer) has authority to set all the terms of each grant. The majority of the options granted under the plan expire in 10 years and become fully exercisable ratably over three years of continued employment or become fully exercisable after three years of continued employment.

18.	Stock Options

General Cable applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for stock options issued under its 1997 Stock Incentive Plan and its 2000 Stock Option Plan. Accordingly, no compensation cost has been recognized for stock option grants under the plans. If compensation cost for General Cable’s stock option grants had been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, the proforma net loss would have been as follows (in millions except per share amounts):

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,

	2002	2001	2000

Net loss, as reported	$(24.0)	$(2.0)	$(26.4)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2.4)	(5.7)	(4.9)

Pro forma net loss	$(26.4)	$(7.7)	$(31.3)

Loss per share:
Basic – as reported	$(0.73)	$(0.06)	$(0.79)
Basic – pro forma	$(0.80)	$(0.23)	$(0.93)
Diluted – as reported	$(0.73)	$(0.06)	$(0.79)
Diluted – pro forma	$(0.80)	$(0.23)	$(0.93)

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

	Year Ended December 31,

	2002	2001	2000

Risk-free interest rate	3.2%	5.1%	6.3%
Expected dividend yield	1.5%	3.0%	3.0%
Expected option life	6.5 years	6.5 years	6.5 years
Expected stock price volatility	95.7%	66.1%	69.5%
Weighted average fair value of options granted	$9.58	$6.09	$4.92

A summary of option information for the years ended December 31, 2002, 2001 and 2000 follows (options in thousands):

		Weighted
		Average
	Options	Exercise
	Outstanding	Price

Balance at December 31, 1999	2,567	$16.75
Granted	885	9.00
Forfeited	(248)	15.03

Balance at December 31, 2000	3,204	14.74
Granted	623	7.83
Exercised	(184)	11.34
Forfeited	(419)	13.22

Balance at December 31, 2001	3,224	13.75
Granted	641	13.39
Exercised	(265)	8.99
Forfeited	(857)	15.47

Balance at December 31, 2002	2,743	$13.55

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding at December 31, 2002 (options in thousands):

			Weighted
			Average
		Weighted	Remaining		Weighted
Range of	Options	Average	Contractual	Options	Average
Option Prices	Outstanding	Exercise Price	Life	Exercisable	Exercise Price

$ 7 - $14	2,126	$11.50	6.9	1,020	$11.96
$14 - $21	175	$14.31	6.6	163	$14.17
$21 - $28	443	$23.11	5.6	429	$23.08

As of December 31, 2002, 2001 and 2000, there were 1,612,000, 2,120,000 and 1,706,000 exercisable stock options, respectively.

19.	Shareholders’ Equity

General Cable is authorized to issue 75 million shares of common stock and 25 million shares of preferred stock.

The table below summarizes information about restricted stock awarded during the following years:

	2001	2000

Number of shares awarded	357,500	9,257
Fair value of shares at date issued (in millions)	$2.7	$0.1

There was no restricted stock awarded during 2002.

During the first quarter of 2001, 355,500 shares of restricted common stock with performance accelerated vesting features were awarded to certain senior executives under the Company’s 1997 Stock Incentive Plan as amended (the “Plan”). Under the terms of the Plan, the Company can award restricted common stock to executives and key employees with such features. The restricted shares vest six years from the date of grant unless certain performance criteria are met. The performance measure used to determine vesting is the Company’s stock price. The stock price targets must be sustained for 20 business days in order to trigger accelerated vesting. During the second quarter of 2001, as a result of the achievement of performance criteria, restrictions on 50% of the stock expired and the Company recognized accelerated amortization of $1.2 million.

Restrictions on the majority of the shares issued during 2000 will expire ratably over a three-year period. Amortization of all outstanding restricted stock awards was $0.1 million, $2.1 million and $2.0 million during 2002, 2001 and 2000, respectively.

In November 1998, General Cable entered into a Stock Loan Incentive Plan (SLIP) with executive officers and key employees. Under the SLIP, the Company loaned $6.0 million to facilitate open market purchases of General Cable Common Stock. The loans are evidenced by notes that bear interest at 5.12% and mature in November 2003. A matching restricted stock unit (MRSU) was issued for each share of stock purchased under the SLIP. The MRSUs generally vest after five years of continuous employment. If the vesting requirements are met, one share of General Cable Common Stock will be issued in exchange for each MRSU. The fair value of the MRSUs at the grant date of $6.0 million, adjusted for subsequent forfeitures, is being amortized to expense over the five-year vesting period. There are 214,707 MRSUs outstanding as of December 31, 2002. Amortization expense related to the MRSUs was $0.9 million, $0.2 million and $1.1 million during 2002, 2001 and 2000 respectively.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of accumulated other comprehensive income (loss) consisted of the following (in millions):

	December 31,

	2002	2001

Foreign currency translation adjustment	$(9.5)	$(20.7)
Pension adjustments, net of tax	(30.6)	(1.4)
Change in fair value of derivatives, net of tax	(4.2)	(3.7)
Unrealized investment (losses) gains	(0.3)	0.1

	$(44.6)	$(25.7)

20.	Earnings (Loss) Per Common Share of Continuing Operations

A reconciliation of the numerator and denominator of earnings (loss) per common share of continuing operations to earnings (loss) per common share of continuing operations assuming dilution for the years ended December 31, is as follows (in millions):

	2002	2001	2000

Earnings (loss) from continuing operations per common share:
Income (loss) from continuing operations (1)	$(18.1)	$37.5	$(18.7)
Weighted average shares outstanding (2)	33.0	32.8	33.6
Earnings (loss) from continuing operations per common share	$(0.55)	$1.14	$(0.56)
Earnings (loss) from continuing operations per common share- assuming dilution:
Income (loss) from continuing operations (1)	$(18.1)	$37.5	$(18.7)
Weighted average shares outstanding	33.0	32.8	33.6
Dilutive effect of stock options and restricted stock units	—	0.3	—

Total shares (2)	33.0	33.1	33.6
Earnings (loss) from continuing operations per common share- assuming dilution	$(0.55)	$1.13	$(0.56)

(1)	Numerator
(2)	Denominator

The earnings (loss) per common share – assuming dilution computation excludes the impact of 2.7 million, 3.0 million and 2.3 million stock options and restricted stock units in 2002, 2001 and 2000, respectively, because their impact was anti-dilutive.

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

Segment net sales represent sales to external customers. Segment operating income represents profit from continuing operations before interest income, interest expense, other financial costs or income taxes. The operating loss included in corporate for 2002 consisted of $21.2 million related to the closure of two manufacturing plants, a $1.7 million loss on the sale of a non-strategic United Kingdom-based specialty cables business, a $3.6 million charge to reduce to fair value certain assets contributed to the Company’s Fiber Optic joint venture, and $6.9 million for severance and related costs for headcount reductions of approximately 140 employees worldwide. The operating loss in corporate for 2001

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consisted of a pre-tax gain of $7.0 million related to the divestiture of assets to Pirelli, a pre-tax gain of $23.8 million from the sale of the Pyrotenax business, $4.8 million for the closure of a manufacturing plant, $16.5 million in severance and related charges for a plan to reduce headcount throughout its worldwide operations by approximately 100 employees, $5.5 million loss related to the sale of a non-strategic business which designs and manufactures extrusion tooling and accessories, $7.0 million related to the disposal of inventory as part of the Company’s optimization of its distribution network and $0.8 million for certain other costs. The corporate operating loss for 2000 represents the loss on the sale of certain businesses to Pirelli. See further discussion of corporate charges in Note 4. Depreciation on corporate property has been allocated to the operating segments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company has recorded the operating items discussed in Note 4 in the Corporate Segment rather than reflect such items in the Communications, Energy or Industrial and Specialty Segments operating income. These items are reported in the Corporate Segment because they are not considered in the operating performance evaluation of the Communications, Energy or Industrial and Specialty Segment by the Company’s chief operating decision-maker, its Chief Executive Officer.

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

	Communications	Energy	Industrial &
	Group	Group	Specialty	Corporate	Total

Net Sales:
2002	$438.5	$516.0	$499.4	$—	$1,453.9
2001	592.0	521.8	537.6	—	1,651.4
2000	631.8	733.6	796.7	—	2,162.1
Operating Income:
2002	2.5	36.9	9.7	(33.4)	15.7
2001	48.5	35.3	24.3	(3.8)	104.3
2000	59.8	(24.4)	29.7	(31.0)	34.1
Identifiable Assets:
2002	318.3	229.1	289.9	136.0	973.3
2001	370.6	210.3	287.7	136.7	1,005.3
2000	340.1	183.6	374.4	421.1	1,319.2
Capital Expenditures:
2002	8.1	9.9	13.4	—	31.4
2001	24.0	17.0	12.1	1.8	54.9
2000	13.0	27.3	12.0	3.7	56.0
Depreciation Expense:
2002	15.8	3.8	8.5	—	28.1
2001	15.1	3.5	7.5	5.6	31.7
2000	17.1	17.7	9.4	7.8	52.0

The following table presents revenues by geographic region based on the location of the use of the product or services for the years ended December 31 (in millions):

	2002	2001	2000

United States	$1,023.3	$1,146.9	$1,287.2
Europe	314.7	321.2	615.4
Rest of World	115.9	183.3	259.5

	$1,453.9	$1,651.4	$2,162.1

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents property, plant and equipment by geographic region based on the location of the asset as of December 31 (in millions):

	2002	2001	2000

United States	$220.3	$245.5	$279.9
Europe	66.8	44.8	45.0
Rest of World	36.2	30.6	54.5

	$323.3	$320.9	$379.4

22.	Commitments and Contingencies

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

At December 31, 2002 and 2001, General Cable had an accrued liability of approximately $4.6 million and $4.8 million, respectively, for various environmental-related liabilities of which General Cable is aware. American Premier Underwriters Inc., a former parent of General Cable, agreed to indemnify General Cable against all environmental-related liabilities arising out of General Cable’s or its predecessors’ ownership or operation of the Indiana Steel & Wire Company and Marathon Manufacturing Holdings, Inc. businesses (which were divested by General Cable), without limitation as to time or amount. American Premier also agreed to indemnify General Cable against 66 2/3% of all other environmental-related liabilities arising out of General Cable’s or its predecessors’ ownership or operation of other properties and assets in excess of $10 million but not in excess of $33 million which were identified during the seven-year period ended June 2001. Indemnifiable environmental liabilities through June 2001 were substantially below that threshold. While it is difficult to estimate future environmental-related liabilities accurately, General Cable does not currently anticipate any material adverse impact on its results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.

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

General Cable has also agreed to indemnify Southwire Company against certain environmental liabilities arising out of the operation of the business it sold to Southwire prior to its sale.

In addition, Company subsidiaries have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by the Company. At December 31, 2002, there were approximately 11,400 non-maritime claims and 33,000 maritime asbestos claims outstanding. During 2002, some 300 new non-maritime claims and 550 maritime claims were filed; 35 non-maritime claims and no maritime claims were dismissed, settled or otherwise disposed of in that period. At December 31, 2002 and 2001, General Cable had accrued approximately $1.3 million and $1.2 million, respectively, for these lawsuits.

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

As part of the October 2002 amendment to its credit facility, a contingent payment to the lenders was established of approximately $5.5 million if the total facility commitments are not reduced by at least $100 million by December 15, 2003. The Company is actively pursuing other financing arrangements in excess of the $100 million target in addition to generating cash from operations in 2003 and currently believes this contingent payment will not be required.

General Cable has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. Future minimum rental payments required under non-cancelable lease agreements at December 31, 2002 were as follows: 2003 - $10.6 million, 2004 - $7.9 million, 2005 - $5.0 million, 2006 - $4.0 million and 2007 - $1.3 million. Rental expense recorded under operating leases was $10.3 million, $16.2 million and $9.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

23.	Related Party Transactions

During the second quarter of 2002, General Cable formed a joint venture company to manufacture and market fiber optic cables. General Cable contributed assets, primarily inventory and machinery and equipment, to a subsidiary company which was then contributed to the joint venture in exchange for a $10.2 million note receivable which resulted in a $5.6 million deferred gain on the transaction. The Company will recognize the gain as the note is repaid. General Cable owns 49% of the joint venture company.

The joint venture company manufactures and sells to General Cable all of the fiber optic cable products that General Cable sells to its customers. During 2002, General Cable purchased approximately $12.2 million from the joint venture company. At December 31, 2002, General Cable had a $3.0 million payable to the joint venture company for these purchases.

General Cable sells fiber, a primary raw material used by the joint venture Company, to the joint venture company. During 2002, General Cable sold approximately $6.8 million to the joint venture company. At December 31, 2002, General Cable had a receivable of $2.6 million from the joint venture company for these transactions.

For the year ended December 31, 2002, the joint venture company had sales of $12.3 million and an operating loss and net loss of $(1.2) million. At December 31, 2002, the joint venture company had total assets of $12.9 million, total liabilities of $5.1 million and total equity of $7.8 million.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.	Quarterly Operating Results (Unaudited)

The interim financial information is unaudited. In the opinion of management, the interim financial information reflects all adjustments necessary for a fair presentation of quarterly financial information. Quarterly results have been influenced by seasonal factors inherent in General Cable’s businesses. The sum of the quarter’s earnings (loss) per share amounts may not add to full year earnings per share because each quarter is calculated independently. Summarized historical quarterly financial data for 2002 and 2001 are set forth below (in millions, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2002
Net sales	$361.4	$393.7	$347.4	$351.4
Gross profit	48.1	44.7	37.6	36.2
Income (loss) from continuing operations	4.9	(11.8)	(4.0)	(7.2)
Loss on disposal of discontinued operations (net of tax)	—	(3.9)	—	(2.0)
Net income (loss)	4.9	(15.7)	(4.0)	(9.2)
EPS of Continuing Operations
Earning (loss) per common share	$0.15	$(0.36)	$(0.12)	$(0.22)
Earnings (loss) dilution per common share–assuming dilution	$0.15	$(0.36)	$(0.12)	$(0.22)
EPS of Discontinued Operations
Loss per common share	—	$(0.12)	—	$(0.06)
Loss per common share–assuming dilution	—	$(0.12)	—	$(0.06)
EPS of Total Company
Earnings (loss) per common share	$0.15	$(0.48)	$(0.12)	$(0.28)
Earnings (loss) per common share–assuming dilution	$0.15	$(0.48)	$(0.12)	$(0.28)

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2001
Net sales	$451.7	$449.9	$389.5	$360.3
Gross profit	70.7	73.5	52.3	44.2
Other income	—	8.1	—	—
Income from continuing operations	14.9	17.8	1.4	3.4
Loss from operations of discontinued businesses (net of tax)	(3.4)	(2.6)	(0.8)	—
Loss on disposal of discontinued operations (net of tax)	—	—	(32.7)	—
Net income (loss)	11.5	15.2	(32.1)	3.4
EPS of Continuing Operations
Earnings per common share	$0.46	$0.55	$0.04	$0.10
Earnings dilution per common share–assuming dilution	$0.46	$0.54	$0.04	$0.10
EPS of Discontinued Operations
Loss per common share	$(0.11)	$(0.08)	$(1.02)	—
Loss per common share – assuming dilution	$(0.11)	$(0.08)	$(1.02)	—
EPS of Total Company
Earnings (loss) per common share	$0.35	$0.47	$(0.98)	$0.10
Earnings (loss) per common share–assuming dilution	$0.35	$0.46	$(0.98)	$0.10

Schedule II

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
Accounts Receivable Allowances
(in millions)

	For the Years
	Ended December 31,

	2002	2001	2000

Accounts Receivable Allowances:
Beginning balance	$11.4	$12.6	$16.4
Acquisitions/Divestitures	—	—	(3.1)
Provision	4.3	5.5	2.2
Write-offs	(4.1)	(6.7)	(2.9)

Ending balance	$11.6	$11.4	$12.6

S-1