Form 10-Q
period 2003-03-31
GENERAL CABLE CORP /DE/
filed 2003-05-07
CIK 886035

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2003
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

Yes  X     No

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes  X     No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 1, 2003
Common Stock, $0.01 Par Value	33,178,977

GENERAL CABLE CORPORATION

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I	Financial Information	PAGE

Item 1.	Consolidated Financial Statements
	Statements of Operations –
	For the three months ended March 31, 2003 and 2002	3

	Balance Sheets –
	March 31, 2003 and December 31, 2002	4

	Statements of Cash Flows -
	For the three months ended March 31, 2003 and 2002	5

	Statements of Changes in Shareholders’ Equity -
	For the three months ended March 31, 2003 and 2002	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	15

Item 4.	Controls and Procedures	21

PART II	Other Information

Item 6.	Exhibits and Reports on Form 8-K	21

Signature and Certificates		22

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

	Three Months Ended
	March 31,

	2003	2002

Net sales	$352.6	$361.4
Cost of sales	310.2	313.3

Gross profit	42.4	48.1
Selling, general and administrative expenses	31.0	30.4

Operating income	11.4	17.7
Interest income (expense):
Interest expense	(11.4)	(10.4)
Interest income	0.1	0.3

	(11.3)	(10.1)

Earnings before income taxes	0.1	7.6
Income tax expense	—	(2.7)

Net income	$0.1	$4.9

Earnings per share
Earnings per common share	$—	$0.15

Weighted average common shares	33.1	32.9

Earnings per common share-assuming dilution	$—	$0.15

Weighted average common shares-assuming dilution	33.1	33.2

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except share data)

	March 31,	December 31,
	2003	2002
ASSETS
Current Assets:	(unaudited)
Cash	$16.2	$29.1
Receivables, net of allowances of $13.4 million at March 31, 2003 and $11.6 million at December 31, 2002	129.6	105.9
Retained interest in accounts receivable	78.0	84.8
Inventories	264.9	258.3
Deferred income taxes	12.3	12.2
Prepaid expenses and other	30.1	42.6

Total current assets	531.1	532.9
Property, plant and equipment, net	323.4	323.3
Deferred income taxes	71.7	68.3
Other non-current assets	46.9	48.8

Total assets	$973.1	$973.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$257.8	$242.1
Accrued liabilities	117.3	118.1
Current portion of long-term debt	23.2	21.9

Total current liabilities	398.3	382.1
Long-term debt	384.7	411.1
Deferred income taxes	2.9	2.1
Other liabilities	121.8	117.1

Total liabilities	907.7	912.4

Shareholders’ Equity:
Common stock, $0.01 par value:
Issued and outstanding shares:
March 31, 2003 – 33,143,303 (net of 4,754,425 treasury shares)
December 31, 2002 – 33,135,002 (net of 4,754,425 treasury shares)	0.4	0.4
Additional paid-in capital	100.2	100.0
Treasury stock	(50.0)	(50.0)
Retained earnings	60.0	59.9
Accumulated other comprehensive loss	(40.4)	(44.6)
Other shareholders’ equity	(4.8)	(4.8)

Total shareholders’ equity	65.4	60.9

Total liabilities and shareholders’ equity	$973.1	$973.3

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in millions, unaudited)

	Three Months Ended
	March 31,

	2003	2002

Cash flows of operating activities:
Net income	$0.1	$4.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8.2	8.0
Deferred income taxes	(2.7)	(0.5)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(12.9)	13.5
Increase in inventories	(3.2)	(11.4)
Decrease in other assets	13.9	3.9
Increase (decrease) in accounts payable, accrued and other liabilities	12.3	(2.0)

Net cash flows of operating activities	15.7	16.4

Cash flows of investing activities:
Proceeds from properties sold	0.3	0.2
Capital expenditures	(3.3)	(6.3)
Other, net	0.9	(0.9)

Net cash flows of investing activities	(2.1)	(7.0)

Cash flows of financing activities:
Dividends paid	—	(1.6)
Net changes in revolving credit borrowings	(21.2)	(0.8)
Repayment of long-term debt	(5.3)	(5.3)
Proceeds from exercise of stock options	—	0.5

Net cash flows of financing activities	(26.5)	(7.2)

Increase (decrease) in cash	(12.9)	2.2
Cash-beginning of period	29.1	16.6

Cash-end of period	$16.2	$18.8

SUPPLEMENTAL INFORMATION
Income taxes paid, net of (refunds)	$(13.9)	$0.6

Interest paid	$6.7	$8.3

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(in millions, except share amounts)
(unaudited)

						Accumulated
	Common Stock		Additional			Other	Other
			Paid-In	Treasury	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Stock	Earnings	Income(Loss)	Equity	Total

Balance, December 31, 2001	32,838,227	$0.4	$96.4	$(50.0)	$88.9	$(25.7)	$(5.1)	$104.9
Comprehensive income:
Net income					4.9			4.9
Foreign currency translation adjustment						0.8		0.8
Gain on change in fair value of financial instruments, net of tax						1.7		1.7

Comprehensive income								7.4
Dividends					(1.6)			(1.6)
Amortization of restricted stock and other			0.2				0.2	0.4
Exercise of stock options	66,707		0.5					0.5
Other	33,349		(0.1)		(0.2)			(0.3)

Balance, March 31, 2002	32,938,283	$0.4	$97.0	$(50.0)	$92.0	$(23.2)	$(4.9)	$111.3

Balance, December 31, 2002	33,135,002	$0.4	$100.0	$(50.0)	$59.9	$(44.6)	$(4.8)	$60.9
Comprehensive income:
Net income					0.1			0.1
Foreign currency translation adjustment						4.6		4.6
Loss on change in fair value of financial instruments, net of tax						(0.4)		(0.4)

Comprehensive income								4.3
Amortization of restricted stock and other			0.2					0.2
Other	8,301

Balance, March 31, 2003	33,143,303	$0.4	$100.2	$(50.0)	$60.0	$(40.4)	$(4.8)	$65.4

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Accounting Policies

Principles of Consolidation The consolidated financial statements include the accounts of General Cable Corporation and its wholly-owned subsidiaries. Investments in 50% or less owned joint ventures are accounted for under the equity method of accounting. Other non-current assets included an investment in joint ventures of $3.9 million and $3.8 million at March 31, 2003 and December 31, 2002, respectively. All transactions and balances among the consolidated companies have been eliminated. Certain reclassifications have been made to the prior year to conform to the current year’s presentation.

Basis of Presentation The accompanying unaudited consolidated financial statements of General Cable Corporation and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three months ended March 31, 2003 are not necessarily indicative of results that may be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable’s 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2003.

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

Inventories Inventories are stated at the lower of cost or market value. The Company determines whether a lower of cost or market provision is required on a quarterly basis by computing whether inventory on hand, on a last-in first-out (LIFO) basis, can be sold at a profit based upon current selling prices less variable selling costs. No provision was required for the first three months of 2003 or 2002. In the event that a provision is required in some future period, the Company will determine the amount of the provision by writing down the value of the inventory to the level where its sales, using current selling prices less variable selling costs, will result in a profit.

Property, Plant and Equipment Property, plant and equipment are stated at cost. Costs assigned to property, plant and equipment relating to acquisitions are based on estimated fair values at the date of acquisition. Depreciation is provided using the straight-line method over the estimated useful lives of the assets: new buildings, from 15 to 50 years; and machinery, equipment and office furnishings, from 3 to 15 years. Leasehold improvements are depreciated over the life of the lease.

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Derivative Financial Instruments Derivative financial instruments are utilized to manage interest rates, commodity and foreign currency risk. General Cable does not hold or issue derivative financial instruments for trading purposes.

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

Accounts Receivable Securitization The Company accounts for the securitization of accounts receivable in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125.” At the time the receivables are sold, the balances are removed from the Consolidated Balance Sheet. Costs associated with the transaction, primarily related to the discount, are included in interest income (expense) in the Consolidated Statement of Operations. See further discussion in Note 3.

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,

	2003	2002

Net income as reported	$0.1	$4.8
Deduct: Total stock-based employee compensation expense under fair value based method for all awards, net of related tax effects	(0.4)	(0.4)

Pro forma net income (loss)	$(0.3)	$4.4

Earnings (loss) per share:
Basic – as reported	$—	$0.15
Basic – pro forma	$(0.01)	$0.13
Diluted – as reported	$—	$0.15
Diluted – pro forma	$(0.01)	$0.13

New Standards In December 2002, SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB No. 123” was issued. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires additional disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. General Cable has elected to not implement the voluntary change to the fair value based method of accounting for stock-based employee compensation, however, the disclosure requirements have been implemented as required.

In November 2002, FASB Interpretation (FIN) No. 45 “Guarantor’s Accounting Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” was issued. FIN 45 requires that as a company issues a guarantee, it must recognize a liability for the fair value of the obligations it assumes under that guarantee. Application of FIN 45 is required for guarantees issued or modified after December 31, 2002. The Company does not believe that the adoption of FIN 45 will have a material affect on its financial position, results of operations or cash flows.

In January 2003, FIN No. 46 “ Consolidation of Variable Interest Entities” was issued. FIN 46 is intended to achieve more consistent application of consolidation policies to variable interest entities. FIN 46 applies to all variable interest entities created after January 31, 2003 and it applies in the first fiscal period beginning after June 15, 2003 to variable interest entities acquired or created before February 1, 2003. The Company does not believe that the adoption of FIN 46 will have a material affect on its financial position, results of operations or cash flows.

2. Acquisitions and Divestitures

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

During the second quarter of 2002, General Cable formed a joint venture company to manufacture and market fiber optic cables. General Cable contributed assets, primarily inventory and machinery and equipment, to a subsidiary company which was then contributed to the joint venture in exchange for a $10.2 million note receivable which resulted in a $5.6 million deferred gain on the transaction. The Company will recognize the gain as the note is repaid. At December 31, 2002 and March 31, 2003, other non-current assets included an investment in the joint venture of $3.8 million and $3.9 million, respectively. The December 31, 2002 and March 31, 2003 balance sheets included a $10.2 million note receivable from the joint venture in other non-current assets and a deferred gain from the initial joint venture formation of $5.6 million in other liabilities.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Accounts Receivable Asset Backed Securitization

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

Transfers of receivables under this program are treated as a sale and result in a reduction of total accounts receivable reported on the Company’s consolidated balance sheet. In conjunction with the initial transaction, the Company incurred one-time charges of $4.2 million in the second quarter of 2001. The Company continues to service the transferred receivables and receives annual servicing fees from the special purpose subsidiary of approximately 1% of the average receivable balance. The market cost of servicing the receivables offset the servicing fee income and results in a servicing asset equal to zero. The Company’s retained interest in the receivables are carried at their fair value which is estimated as the net realizable value. The net realizable value considers the relatively short liquidation period and an estimated provision for credit losses. The provision for credit losses is determined based on specific identification of uncollectible accounts and the application of historical collection percentages by aging category. The receivables are not subject to prepayment risk. The key assumptions used in measuring the fair value of retained interests at the time of securitization were receivables days sales outstanding of 54 and interest rates on LIBOR based on borrowings of 4.92%. At March 31, 2003 and December 31, 2002, key assumptions were receivables days outstanding of 53 and 49, respectively, and interest rates on LIBOR based borrowings of 1.8% and 2.0%, respectively.

At March 31, 2003 and December 31, 2002, the Company’s retained interest in accounts receivable and off balance sheet financing, net of cash held in the trust, was $78.0 million and $58.2 million; and $84.8 million and $48.5 million, respectively. The effective interest rate in the Securitization Financing was approximately 1.8% and 2.0% at March 31, 2003 and December 31, 2002, respectively.

4. Inventories

Inventories consisted of the following (in millions):

	March 31,	December 31,
	2003	2002

Raw materials	$23.2	$26.1
Work in process	31.5	33.2
Finished goods	210.2	199.0

Total	$264.9	$258.3

At March 31, 2003 and December 31, 2002, $219.0 million and $214.3 million, respectively, of inventories were valued using the LIFO method. Approximate replacement cost of inventories valued using the LIFO method totaled $206.2 million at March 31, 2003 and $198.7 million at December 31, 2002.

If in some future period, the Company were not able to recover the LIFO value of its inventory at a profit when replacement costs were lower than the LIFO value of the inventory, the Company would be required to take a charge to recognize in its income statement all or a portion of the higher LIFO value of the inventory.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Restructuring Charges

During 2001 and 2002, provisions were recorded for various restructuring activities. These provisions related to costs for the closure of manufacturing facilities, worldwide headcount reductions, the elimination of regional distribution centers and certain other costs. The balance of these accrued restructuring costs were $15.2 million at December 31, 2002. During the first quarter of 2003, no additional provisions were recorded and $2.2 million of these provisions were utilized.

Changes in accrued restructuring costs were as follows (in millions):

	Severance	Facility
	and Related	Closing
	Costs	Costs	Total

Balance – December 31, 2002	$4.4	$10.8	$15.2
Provision	—	—	—
Utilization	(1.0)	(1.2)	(2.2)

Balance – March 31, 2003	$3.4	$9.6	$13.0

6. Long-term Debt

Long-term debt consisted of the following (in millions):

	March 31,	December 31,
	2003	2002

Term loans	$335.7	$337.4
Revolving loans	57.0	78.2
Other	15.2	17.4

	407.9	433.0
Less current maturities	23.2	21.9

	$384.7	$411.1

The Company’s current credit facility was entered into in 1999 with one lead bank as administrative agent, and a syndicate of lenders. The facility, as amended and reduced by prepayments, consists of: 1) term loans in Dollars in an aggregate amount up to $304.9 million, 2) term loans in Dollars and foreign currencies in an aggregate amount up to $30.8 million and 3) revolving loans and letters of credit in Dollars and foreign currencies in an aggregate amount up to $200.0 million. Borrowings are secured by assets of the Company’s North American operations and a portion of the stock of its non-North American subsidiaries and are also guaranteed by the Company’s principal operating subsidiaries. The credit facility, as amended, restricts certain corporate acts and contains required financial ratios and other covenants.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Scheduled repayments of the term loans began in December 2000 with final maturity in June 2007.

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

During 2001, the Company entered into several interests rate swaps which effectively fixed interest rates for borrowings under the credit facility and other debt. The swaps outstanding as of March 31, 2003 were as follows (dollars in millions):

		Notional	Interest
Interest Rate Derivatives	Period	Amounts	Rate Range

Interest Rate Swaps	December 2001 to October 2011	9.0	4.49%
Interest Rate Swaps	January 2003 to December 2003	200.0	4.60 – 4.74%

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

Outside of North America, General Cable enters into commodity futures for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. In North America, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. General Cable expects to recover the unrealized loss under these agreements as a result of firm sale price commitments with customers.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Other Shareholders’ Equity

Other shareholders’ equity consisted of the following (in millions):

	March 31,	December 31,
	2003	2002

Loans to shareholders	$(4.3)	$(4.3)
Restricted stock	(0.5)	(0.5)

	$(4.8)	$(4.8)

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

9.     Earnings Per Common Share

A reconciliation of the numerator and denominator of earnings per common share to earnings per common share assuming dilution is as follows (in millions):

	Three Months Ended March 31,

	2003			2002

			Per share			Per Share
	Income(1)	Shares(2)	Amount	Income(1)	Shares(2)	Amount

Earnings per common share	$0.1	33.1	$—	$4.9	32.9	$0.15

Dilutive effect of stock options	—	—		—	0.3

Earnings per common share - assuming dilution	$0.1	33.1	$—	$4.9	33.2	$0.15

(1) Numerator
(2) Denominator

The earnings per common share-assuming dilution computation excludes the impact of 3.9 million and 1.1 million stock options and restricted stock units in the first quarter of 2003 and 2002, respectively, because their impact was anti-dilutive.

10. Segment Information

The Communications Group manufactures and sells wire and cable products which transmit low-voltage signals for voice, data, video and control applications. The Energy Group manufactures and sells wire and cable products which include low-, medium- and high-voltage power distribution and power transmission products. The Industrial and Specialty Group is comprised of application specific cables for uses such as electrical power generation (traditional fuels, alternative and renewable sources, and distributed generation), the oil, gas and petrochemical industries, mining, industrial automation, marine, military and aerospace applications, power applications in the telecommunications industry and other key industrial segments. Corporate assets included cash, deferred income taxes, property, certain prepaid expenses and other non-current assets.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information for the Company’s operating segments for the three months ended March 31, is as follows (in millions). Certain reclassifications have been made to the prior year to conform to the current year segment presentation.

	Three Months Ended March 31,

			Industrial &
	Communications	Energy	Specialty
	Group	Group	Group	Corporate	Total

Net Sales:
2003	$90.4	$132.8	$129.4	—	$352.6
2002	105.8	134.5	121.1	—	361.4
Operating Income:
2003	0.6	8.6	2.2	—	11.4
2002	4.6	10.3	2.8	—	17.7
Identifiable Assets:
March 31, 2003	318.8	249.3	306.6	$98.4	973.1
December 31, 2002	318.3	229.1	289.9	136.0	973.3

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

Statements in this report, including without limitation statements regarding future financial results, performance and earnings growth and trends, future product demand, market, industry and customer spending upturn, market size and outlook, future expectations or operational results, industry inventory situations, cost savings, litigation exposure, debt reduction and future orders and their size, are considered forward-looking statements. Readers should take notice and be aware of these forward-looking statements as they are not statements of historical fact or event which will probably or certainly occur. We call your attention in this regard to important factors that could cause actual results to differ materially from those discussed in the forward-looking statements. These include: economic and political consequences resulting from the September 2001 terrorist attack and the war with Iraq, domestic and local country price competition, particularly in certain segments of the industrial and specialty markets, and other competitive pressures; general economic conditions, particularly in construction; changes in customer purchase patterns in our business segments; the Company’s ability to retain key customers and distributors; the Company’s ability to increase manufacturing capacity and productivity; the Company’s ability to successfully complete and integrate acquisitions and divestitures; the Company’s ability to obtain credit facilities and changes to facilities as market conditions warrant; interest rate changes; the cost of raw materials, including copper and aluminum; foreign currency exchange rate fluctuations; the level of demand, product mix and capital spending for products serving various segments of the communications markets; the Company’s ability to successfully introduce new or enhanced products; the impact of technological changes and the impact or threat of competing technologies; the Company’s ability to achieve productivity improvements; the impact of changes in industry standards and the regulatory environment; and the effects and impacts of acts of terrorism carried out in domestic and foreign countries, which relate to our personnel, facilities and businesses.

General Cable operates its businesses in three main geographic regions: 1) North America, 2) Europe and 3) Oceania. Net sales and operating income of the European business represented approximately 26% and 54%, and 22% and 31% of total Company consolidated results for the three months ended March 31, 2003 and 2002, respectively. Over ninety percent of net sales in Europe are derived from Energy and Industrial and Specialty cable sales. As a result, the European business has not been significantly impacted by the global telecommunications spending downturn and is currently benefiting from medium voltage energy cable capacity shortage in Europe and a shift towards environmentally friendly cables.

General Cable’s reported net sales are directly influenced by the price of copper and to a lesser extent aluminum. The price of copper and aluminum has historically been subject to considerable volatility, with the daily selling price of copper cathode on the COMEX averaging $0.80 per pound in the first quarter of 2003 and $0.76 per pound in the first quarter of 2002 and the daily selling price of aluminum rod averaging $0.80 per pound in the first quarter of 2003 and $0.78 per pound in first quarter of 2002. However, as a result of a number of practices intended to match copper and aluminum purchases with sales, General Cable’s profitability has generally not been significantly affected by changes in copper and aluminum prices. General Cable generally passes changes in copper and aluminum prices along to its customers, although there are timing delays of varying lengths depending upon the type of product, competitive conditions and particular customer arrangements. General Cable does not engage in speculative metals trading or other speculative activities. Also, the Company does not engage in activities to hedge the underlying value of its copper and aluminum inventory.

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

During the second quarter of 2002, General Cable formed a joint venture company to manufacture and market fiber optic cables. General Cable contributed assets, primarily inventory and machinery and equipment, to a subsidiary company which was then contributed to the joint venture in exchange for a $10.2 million note receivable which resulted in a $5.6 million deferred gain on the transaction. The Company will recognize the gain as the note is repaid. At December 31, 2002 and March 31, 2003, other non-current assets included an investment in the joint venture of $3.8 million and $3.9 million, respectively. The December 31, 2002 and March 31, 2003 balance sheets included a $10.2 million note receivable from the joint venture in other non-current assets and a deferred gain from the initial joint venture formation of $5.6 million in other liabilities.

Significant Accounting Policies

Management’s Discussion and Analysis of the Financial Condition and Results of Operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. Significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements. The application of these policies requires management to make estimates and judgements that affect the amounts reflected in the financial statements. Management based its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The critical judgments impacting the financial statements include determinations with respect to inventory valuation, pension accounting and valuation allowances for deferred income taxes.

General Cable utilizes the last-in first-out (LIFO) method of inventory accounting for its metals inventory. The Company’s use of the LIFO method results in its income statement reflecting the current costs of metals, while metals inventories in the balance sheet are valued at historical costs as the LIFO layers were created. As a result of declining copper prices, the historic LIFO cost of the Company’s copper inventory exceeded its replacement cost by approximately $12.8 million at March 31, 2003. If the Company were not able to recover the LIFO value of its inventory at a profit in some future period when replacement costs were lower than the LIFO value of the inventory, the Company would be required to take a charge to recognize in its income statement all or a portion of the higher LIFO value of the inventory. Additionally, if LIFO inventory quantities were reduced in a period when replacement costs were lower than the LIFO value of the inventory, the Company would experience a decline in reported earnings.

During the second half of 2002, the Company recorded a $2.5 million charge for the liquidation of LIFO inventory in North America as the Company significantly reduced its inventory levels. The Company expects to further reduce inventory quantities in the second half of 2003 which is expected to result in an additional LIFO liquidation charge. The amount of the charge to be incurred in 2003 will be dependent upon the quantity of the inventory reduction and the market price of the metals at the time of the inventory liquidation.

Pension expense for the defined benefit pension plans sponsored by General Cable is determined based upon a number of actuarial assumptions, including an expected long-term rate of return on assets of 9.0%. This assumption was based on input from the Company’s actuaries, including their review of historical 10 year, 20 year, and 25 year rates of inflation and real rates of return on various broad equity and bond indices in conjunction with the diversification of the asset portfolio. The expected long-term rate of return on assets is based on an asset allocation assumption of 65% allocated to equity investments, with an expected real rate of return of 7%, and 35% allocated to fixed-income investments, with an expected real rate of return of 3%, and an assumed long-term rate of inflation of 3.5%. Because of market fluctuations, the actual asset allocation as of March 31, 2003 was 76% of equity investments and 24% of fixed-income investments. Management believes that their long-term asset allocation on average will approximate the actuarial assumption and that a 9.0% long-term rate of return is a reasonable assumption.

The determination of pension expense for defined benefit pension plans is based on a market-related valuation of assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a three-year period commencing in the year after which they occur. Investment gains and losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets. Since the market-related value of assets recognizes gains or losses over a three-year period, the future value of assets will be impacted as previously deferred gains or losses are recorded.

The determination of future pension obligations utilizes a discount rate based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency which are expected to be available during the period to maturity of the projected pension benefit obligations, and input from the Company’s actuaries. The discount rate used at December 31, 2002 was 6.5%.

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

General Cable records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in an amount that was in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. At December 31, 2002 and March 31, 2003, the valuation allowance was $19.2 million.

Current Business Environment

General Cable is operating in a difficult business environment. The wire and cable industry is competitive, mature and cost driven. There is little differentiation amongst the participants in the industry from a manufacturing or technology standpoint. In addition to these general industry conditions, the Communications segment is experiencing a significant decline in historical spending levels for outside plant telecommunications products and a weak market for switching/local area networking cables. In the Industrial and Specialty segment, industrial construction spending in North America, which influences industrial cable demand, is at one-third of historical peak levels.

The Company believes its investment in Lean Six Sigma training, coupled with effectively utilized manufacturing assets, provides a substantial cost advantage compared to many of its competitors and generates costs savings which offset rising raw material prices and other general economic cost increases. In addition, the Company’s customer and supplier integration capabilities, one-stop selling and geographic and product balance are sources of competitive advantage. As a result, General Cable believes it is well positioned, relative to its competitors, in the current difficult business environment.

Results of Operations

Three Months Ended March 31, 2003 Compared with Three Months Ended March 31, 2002

The net income was $0.1 million, or breakeven on a per diluted share basis in the first quarter of 2003 compared to net income of $4.9 million, or $0.15 per diluted share, in the first quarter of 2002.

The following table sets forth metal-adjusted net sales by segment, in millions of dollars. Net sales for the first quarter of 2002 have been adjusted to the first quarter of 2003 copper COMEX and the aluminum rod average of $0.80 per pound

	Metal-Adjusted Net Sales
	Three Months Ended March 31,

		% of		% of
	2003	Net Sales	2002	Net Sales

Communications Group	$90.4	26%	$106.1	29%
Energy Group	132.8	38	131.9	36
Industrial and Specialty Group	129.4	36	128.4	35

Total metal-adjusted net sales	352.6	100%	366.4	100%

Metal adjustment	—		(5.0)

Total net sales	$352.6		$361.4

Net sales decreased 2% to $352.6 million in the first quarter of 2003 from $361.4 million in the first quarter of 2002. The net sales decrease is net of a $21.3 million favorable impact of exchange rates principally related to the Company’s Iberian operations from the first quarter of 2002 to the first quarter of 2003. After adjusting 2002 net sales to reflect the $0.04 increase in the average monthly COMEX price per pound of copper and the $0.02 increase in the average aluminum rod price per pound in the first quarter of 2003, net sales decreased 4% to $352.6 million, down from $366.4 million in 2002. The decrease in metal-adjusted net sales reflects a 15% decrease in Communication Products, a 1% increase in Energy Products and a 1% increase in Industrial and Specialty Products.

The 15% decrease in Communication Products metal-adjusted net sales principally relates to lower North American sales volume of outside plant telecommunications cable and to a lesser extent high bandwidth networking cables. Metal-adjusted net sales of outside plant telecommunications cable were off 24% as many customers continued to significantly reduce their capital spending. The sales volume in the first quarter was also negatively impacted by unseasonable weather in the Midwest and Northeast, which effected the Company’s customers ability to install cables. As a low cost producer, these products have historically been one of the Company’s most profitable business segments. The timing of the resumption of sales of telecommunications cables to the regional telephone operating companies to more historic levels is unknown and represents the greatest area of uncertainty with regard to the Company’s financial performance for the remainder of 2003.

The 1% increase in metal-adjusted net sales for Energy Products reflects 7% lower net sales in North America partially offset by 24% higher net sales in the Company’s international operations. The lower North American net sales reflects both lower volume and lower selling prices. The Company anticipates that sales volume for North American customers should improve over time as utility customers address capital projects that were previously deferred. These capital projects include enhancements to the power transmission and distribution grid. However, in the first quarter of 2003 projects were not released which management believes is partially due to pending energy legislation in the United States which would provide future regulatory relief and allow North American utility companies to earn an adequate rate of return on their investment in upgrading the transmission grid infrastructure. The sales volume in the first quarter was also negatively impacted by unseasonable weather in the Midwest and Northeast, which affected the Company’s customers ability to install cables. The 24% higher net sales in the Company’s international operations includes a $7.5 million impact from changes in exchange rates quarter over quarter. Excluding the impact of exchange rates, net sales in the Company’s international operations would have increased 2%.

The 1% increase in metals-adjusted net sales in the Industrial and Specialty Group was principally due to a 17% increase in net sales in the Company’s international operations partially offset by a 12% decrease in net sales of the North American business. The 17% higher net sales in the Company’s international operations includes an $11.7 million impact from changes in exchange rates quarter over quarter. Excluding the impact of exchange rates, net sales in the Company’s international operations would have decreased 6% principally reflecting lower sales volumes partially offset by a shift toward environmentally friendly cables in Europe, an area in which the Company’s Iberian operation is a leader. The decrease in net sales of the North American business was the result of the continued weakness in demand for cables utilized in conjunction with investment in new industrial construction and other major infrastructure projects. The Company expects continued weak 2003 sales volume as the bulk of the end-markets for the North American Industrial Cables are still in recession.

Selling, general and administrative expense increased to $31.0 million in the first quarter of 2003 from $30.4 million in the first quarter of 2002. The $0.6 million increase includes a $1.7 million impact of exchange rate differences quarter over quarter. Excluding the impact of this exchange rate fluctuation, SG&A expense decreased $1.1 million quarter over quarter which reflects the lower sales volumes and the impact of actions taken during 2002 to eliminate fixed SG&A expense and reduce controllable spending. These actions were partially offset by increased employee benefit and pension costs.

Operating income decreased 36% to $11.4 million in 2003 from $17.7 million in the first quarter of 2002. Operating income decreased principally as a result of reduced sales volumes and reduced selling prices in the Communications and Energy segments partially offset by lower operating costs from the Company’s cost containment programs and the favorable impact of exchange rates principally related to the Company’s Iberian operations from the first quarter of 2002 to the first quarter of 2003.

Net interest expense increased to $11.3 million in the first quarter of 2003 from $10.1 million in 2002. The increase in interest expense is primarily the result of a higher credit spread for the Company’s borrowings due to an October 2002 credit facility amendment and the amortization of bank fees related to the amendment.

The effective tax rate for 2003 and 2002 was 35.5%.

Liquidity and Capital Resources

In general, General Cable requires cash for working capital, capital expenditures, debt repayment, interest and taxes. General Cable’s working capital requirements increase when it experiences strong incremental demand for product and/or significant copper and aluminum price increases. Based upon historical experience and the expected availability of funds under the credit facility, the Company expects that its sources of liquidity will be sufficient to enable it to meet its cash requirements for working capital, capital expenditures, debt repayment, interest and taxes in 2003. This expectation is based on the Company’s current outlook which is not dependent upon a significant recovery in the communications or industrial markets in 2003.

Cash flow provided by operating activities in the first three months of 2003 was $15.7 million. This reflects net income before depreciation and amortization and deferred income taxes of $5.6 million, a $12.3 million increase in accounts payable, accrued and other liabilities and a $13.9 million decrease in other assets which reflected a refund of income taxes paid in previous years received in the first quarter of 2003. These cash flows were partially offset by an increase in accounts receivable of $12.9 million and an increase in inventories of $3.2 million.

Cash flow used by investing activities was $2.1 million in the first three months of 2003, principally reflecting $3.3 million of capital expenditures. This level of capital spending is 48% below the first three months of 2002 and reflects an intentional effort to limit capital spending given current general economic conditions.

Cash flow used by financing activities in the first three months of 2003 was $26.5 million, reflecting a reduction in long-term debt of $5.3 million and a net decrease in revolving credit borrowings of $21.2 million.

The Company’s current credit facility was entered into in 1999 with one lead bank as administrative agent and a syndicate of lenders. The facility, as amended and reduced by prepayments, consists of: 1) term loans in Dollars in an aggregate amount up to $304.9 million, 2) term loans in Dollars and foreign currencies in an aggregate amount up to $30.8 million and 3) revolving loans and letters of credit in Dollars and foreign currencies in an aggregate amount up to $200.0 million. Borrowings are secured by assets of the Company’s North American operations and a portion of the stock of its non-North American subsidiaries and are also guaranteed by the Company’s principal operating subsidiaries. The credit facility, as amended, restricts certain corporate acts and contains required minimum financial ratios and other covenants.

Borrowings under the credit facility were $392.7 million at March 31, 2003. Loans under the credit facility bear interest, at the Company’s option, at (i) a spread over LIBOR or (ii) a spread over the Alternate Base Rate, which is defined as the higher of (a) the agent’s Prime Rate, (b) the secondary market rate for certificates of deposit (adjusted for reserve requirements) plus 1% or (c) the Federal Funds Effective Rate plus 1/2 of 1%.

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

The Company’s Iberian operation participates in an arrangement with several European Financial Institutions who provide extended accounts payables terms to the Company. In general, the arrangement provides for accounts payable terms of up to 180 days. At March 31, 2003, the arrangement had a maximum availability limit of the equivalent of approximately $94 million of which approximately $93 million was drawn. Should the availability under this arrangement be reduced significantly, the Company would be required to seek alternative financing arrangements.

During the fourth quarter of 2002, as a result of declining returns in the investment portfolio of its defined benefit pension plan, the Company was required to record a minimum pension liability equal to the under funded status of its plan. At December 31, 2002, the Company recorded an after-tax charge of $29 million to accumulated other comprehensive income in the equity section of its balance sheet. The Company will experience an increase in its future pension expense and in its cash contributions to its defined benefit pension plan. Pension expense is expected to increase by approximately $5.0 million in 2003 compared to 2002 and the Company’s required cash contributions are expected to increase by $3.5 million in 2003 from $3.0 million in 2002. In 2004, cash contributions are expected to increase an additional $5.5 million from 2003.

Off Balance Sheet Assets and Obligations

In May 2001, the Company completed an Accounts Receivable Asset Backed Securitization Financing transaction (“Securitization Financing”). The Securitization Financing provides for certain domestic trade receivables to be sold to a wholly-owned, special purpose, bankruptcy-remote subsidiary without recourse. The subsidiary in turn transfers the receivables to a trust which issued floating rate five-year certificates in an initial amount of $145 million. In addition, a variable certificate component of up to $45 million for seasonal borrowings was established as part of the Securitization Financing. This variable certificate component will fluctuate based on the amount of eligible receivables. Sales of receivables under this program result in a reduction of total accounts receivable reported on the Company’s consolidated balance sheet. The Company’s retained interest in the receivables is carried at their fair value which is estimated as the net realizable value. The net realizable value considers the relatively short liquidation period and includes an estimated provision for credit losses.

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

At March 31, 2003 and December 31, 2002 the off balance sheet debt, net of cash held in the trust, was $58.2 million and $48.5 million, respectively. This off balance sheet debt is fully collateralized by accounts receivable.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Item 4. Controls and Procedures

Quarterly evaluation of the Company’s Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”). This evaluation (“Controls Evaluation”) was done under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

Limitations on the Effectiveness of Controls. The Company’s management, including the CEO and CFO, does not expect that its Disclosure Controls or its “internal controls and procedures for financial reporting” (“Internal Controls”) will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgements in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions. Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, the Disclosure Controls are effective to timely alert management to material information relating to the Company during the period when its periodic reports are being prepared.

In accordance with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weakness.

PART II – Other Information

Item 6. Exhibits and Reports on Form 8-K

     a) Exhibits

99.1	Certification of Chief Executive Officer under 18 U.S.C. § 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer under 18 U.S.C. § 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

     b) Reports on Form 8-K

(i)	Form 8K filed on April 23, 2003 including the Company’s first quarter 2003 earnings release.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL CABLE CORPORATION

Date: May 7, 2003	By:	s\CHRISTOPHER F. VIRGULAK
Christopher F. Virgulak
Executive Vice President, Chief Financial Officer and Treasurer

Certification of Chief Executive Officer

I, Gregory B. Kenny, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of General Cable Corporation;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003

/s/ Gregory B. Kenny

Gregory B. Kenny
Chief Executive Officer

Certification of Chief Financial Officer

I, Christopher F. Virgulak, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of General Cable Corporation;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

7)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

8)	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003

/s/ Christopher F. Virgulak

Christopher F. Virgulak
Executive Vice President, Chief Financial Officer and Treasurer