Form 10-Q
period 2003-06-30
GENERAL CABLE CORP /DE/
filed 2003-08-14
CIK 886035

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2003
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
Yes      X        No

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes      X        No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 1, 2003
Common Stock, $0.01 Par Value	33,112,767

GENERAL CABLE CORPORATION

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net sales	$398.0	$393.7	$750.6	$755.1

Cost of sales	351.4	349.0	661.6	662.3

Gross profit	46.6	44.7	89.0	92.8

Selling, general and administrative expenses	30.7	52.3	61.7	82.7

Operating income (loss)	15.9	(7.6)	27.3	10.1

Interest income (expense):
Interest expense	(11.3)	(11.0)	(22.7)	(21.4)
Interest income	0.1	0.3	0.2	0.6

	(11.2)	(10.7)	(22.5)	(20.8)

Earnings (loss) before income taxes	4.7	(18.3)	4.8	(10.7)
Income tax (provision) benefit	(1.7)	6.5	(1.7)	3.8

Income (loss) from continuing operations	3.0	(11.8)	3.1	(6.9)

Loss on disposal of discontinued operations (net of tax)	—	(3.9)	—	(3.9)

Net income (loss)	$3.0	$(15.7)	$3.1	$(10.8)

EPS of Continuing Operations
Earnings (loss) per common share	$0.09	$(0.36)	$0.09	$(0.21)

Weighted average common shares	33.1	33.0	33.1	33.0

Earnings (loss) per common share-assuming dilution	$0.09	$(0.36)	$0.09	$(0.21)

Weighted average common shares-assuming dilution	33.3	33.0	33.2	33.0

EPS of Discontinued Operations
Loss per common share	$—	$(0.12)	$—	$(0.12)

Loss per common share – assuming dilution	$—	$(0.12)	$—	$(0.12)

EPS of Total Company
Earnings (loss) per common share	$0.09	$(0.48)	$0.09	$(0.33)

Earnings (loss) per common share – assuming dilution	$0.09	$(0.48)	$0.09	$(0.33)

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except share data)

	June 30,	December 31,
	2003	2002

	(unaudited)
ASSETS

Current Assets:
Cash	$20.8	$29.1
Receivables, net of allowances of $14.0 million at June 30, 2003 and $11.6 million at December 31, 2002	140.5	105.9
Retained interest in accounts receivable	80.9	84.8
Inventories	263.4	258.3
Deferred income taxes	12.3	12.2
Prepaid expenses and other	28.2	42.6

Total current assets	546.1	532.9
Property, plant and equipment, net	328.9	323.3
Deferred income taxes	71.8	68.3
Other non-current assets	46.9	48.8

Total assets	$993.7	$973.3

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$265.8	$242.1
Accrued liabilities	101.9	99.2
Current portion of long-term debt	39.8	40.8

Total current liabilities	407.5	382.1

Long-term debt	379.9	411.1
Deferred income taxes	2.9	2.1
Other liabilities	122.7	117.1

Total liabilities	913.0	912.4

Shareholders’ Equity:
Common stock, $0.01 par value:
Issued and outstanding shares:
June 30, 2003 – 33,076,561 (net of 4,828,225 treasury shares) December 31, 2002 – 33,135,002 (net of 4,754,425 treasury shares)	0.4	0.4
Additional paid-in capital	100.1	100.0
Treasury stock	(50.4)	(50.0)
Retained earnings	63.0	59.9
Accumulated other comprehensive loss	(29.1)	(44.6)
Other shareholders’ equity	(3.3)	(4.8)

Total shareholders’ equity	80.7	60.9

Total liabilities and shareholders’ equity	$993.7	$973.3

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in millions, unaudited)

	Six Months Ended
	June 30,

	2003	2002

Cash flows of operating activities:
Net income (loss)	$3.1	$(10.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16.3	15.7
Deferred income taxes	(2.9)	20.9
Loss on sale of property and business	0.4	1.7
Changes in operating assets and liabilities:
Increase in receivables	(17.2)	(9.5)
Decrease in inventories	4.4	3.4
Decrease in other assets	16.0	3.2
Increase in accounts payable, accrued and other liabilities	16.1	27.1

Net cash flows of operating activities	36.2	51.7

Cash flows of investing activities:
Proceeds from properties sold	0.3	0.5
Proceeds from sale of business, net of cash sold	—	1.7
Capital expenditures	(7.9)	(15.7)
Repayment of loans from shareholders	1.0	—
Other, net	(2.0)	(0.6)

Net cash flows of investing activities	(8.6)	(14.1)

Cash flows of financing activities:
Dividends paid	—	(3.3)
Net change in revolving credit borrowings	(14.7)	(32.3)
Net change in other debt	(13.8)	7.7
Repayment of long-term debt	(7.4)	(7.2)
Proceeds from exercise of stock options	—	2.4

Net cash flows of financing activities	(35.9)	(32.7)

Increase (decrease) in cash	(8.3)	4.9
Cash-beginning of period	29.1	16.6

Cash-end of period	$20.8	$21.5

SUPPLEMENTAL INFORMATION
Cash paid (received) during the period for:
Income taxes, net	$(13.5)	$(31.0)

Interest paid	$17.2	$18.1

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(in millions, except share amounts)
(unaudited)

						Accumulated
	Common Stock		Additional			Other	Other
			Paid-In	Treasury	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Equity	Total

Balance, December 31, 2001	32,838,227	$0.4	$96.4	$(50.0)	$88.9	$(25.7)	$(5.1)	$104.9
Comprehensive loss:
Net loss					(10.8)			(10.8)
Foreign currency translation adjustment						9.1		9.1

Comprehensive loss								(1.7)
Dividends					(3.3)			(3.3)
Amortization of restricted stock and other			0.4				0.1	0.5
Exercise of stock options	264,859		2.4					2.4
Other	16,379					(0.2)	0.1	(0.1)

Balance, June 30, 2002	33,119,465	$0.4	$99.2	$(50.0)	$74.8	$(16.8)	$(4.9)	$102.7

Balance, December 31, 2002	33,135,002	$0.4	$100.0	$(50.0)	$59.9	$(44.6)	$(4.8)	$60.9
Comprehensive income:
Net income					3.1			3.1
Foreign currency translation adjustment						15.5		15.5

Comprehensive income								18.6
Amortization of restricted stock and other			0.4				0.1	0.5
Repayment of loans from shareholders	(74,177)		(0.4)	(0.4)			1.5	0.7
Other	15,736		0.1				(0.1)	—

Balance, June 30, 2003	33,076,561	$0.4	$100.1	$(50.4)	$63.0	$(29.1)	$(3.3)	$80.7

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Accounting Policies

Principles of Consolidation The consolidated financial statements include the accounts of General Cable Corporation and its wholly-owned subsidiaries. Investments in 50% or less owned joint ventures are accounted for under the equity method of accounting. Other non-current assets included an investment in joint ventures of $3.8 million at June 30, 2003 and December 31, 2002. All transactions and balances among the consolidated companies have been eliminated. Certain reclassifications have been made to the prior year to conform to the current year’s presentation.

Basis of Presentation The accompanying unaudited consolidated financial statements of General Cable Corporation and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of results that may be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable’s 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2003.

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

Inventories Inventories are stated at the lower of cost or market value. The Company determines whether a lower of cost or market provision is required on a quarterly basis by computing whether inventory on hand, on a last-in first-out (LIFO) basis, can be sold at a profit based upon current selling prices less variable selling costs. No provision was required for the first six months of 2003 or 2002. In the event that a provision is required in some future period, the Company will determine the amount of the provision by writing down the value of the inventory to the level where its sales, using current selling prices less variable selling costs, will result in a profit.

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

Accounts Receivable Securitization The Company accounts for the securitization of accounts receivable in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125.” At the time the receivables are sold, the balances are removed from the Consolidated Balance Sheet. Costs associated with the transaction, primarily related to the discount, are included in interest income (expense) in the Consolidated Statement of Operations. See further discussion in Note 4.

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income (loss) as reported	$3.0	$(15.7)	$3.1	$(10.8)
Deduct: Total stock-based employee compensation expense under fair value based method for all awards, net of related tax effects	(0.5)	(0.5)	(0.8)	(0.8)

Pro forma net income (loss)	$2.5	$(16.2)	$2.3	$(11.6)

Earnings (loss) per share:
Basic – as reported	$0.09	$(0.48)	$0.09	$(0.33)
Basic – pro forma	$0.08	$(0.49)	$0.07	$(0.35)

Diluted – as reported	$0.09	$(0.48)	$0.09	$(0.33)
Diluted – pro forma	$0.08	$(0.49)	$0.07	$(0.35)

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

In November 2002, FASB Interpretation (FIN) No. 45 “Guarantor’s Accounting Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” was issued. FIN 45 requires that as a company issues a guarantee, it must recognize a liability for the fair value of the obligations it assumes under that guarantee. Application of FIN 45 is required for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 has not had a material affect on the Company’s financial position, results of operations or cash flows.

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

In April 2003, SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” was issued. This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under Statement 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not believe that the adoption of SFAS No. 149 will have a material affect on its financial position, results of operations or cash flows.

In May 2003, SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” was issued. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The Company does not believe that the adoption of SFAS No. 150 will have a material affect on its financial position, results of operations or cash flows.

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the second quarter of 2002, General Cable formed a joint venture company to manufacture and market fiber optic cables. General Cable contributed assets, primarily inventory and machinery and equipment, to a subsidiary company which was then contributed to the joint venture in exchange for a $10.2 million note receivable which resulted in a $5.6 million deferred gain on the transaction. The Company will recognize the gain as the note is repaid. At June 30, 2003 and December 31, 2002, other non-current assets included an investment in the joint venture of $3.8 million. The June 30, 2003 and December 31, 2002 balance sheets included a $10.2 million note receivable from the joint venture in other non-current assets and a deferred gain from the initial joint venture formation of $5.6 million in other liabilities.

3.     Discontinued Operations

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

4.     Accounts Receivable Asset Backed Securitization

In May 2001, the Company completed an Accounts Receivable Asset Backed Securitization Financing transaction (“Securitization Financing”). The Securitization Financing provides for certain domestic trade receivables to be transferred to a wholly-owned, special purpose bankruptcy-remote subsidiary without recourse. This subsidiary in turn transferred the receivables to a trust, which issued, via a private placement, floating rate five-year certificates in an initial amount of $145 million. In addition, a variable certificate component of up to $45 million for seasonal borrowings was also established as a part of the Securitization Financing. This variable certificate component will fluctuate based on the amount of eligible receivables. As a result of the building wire asset sale and the exit from the retail cordsets business, the Securitization Financing program was downsized to $80 million in the first quarter of 2002, through the repayment of a portion of the outstanding certificates. The repayment of the certificates was funded by the collection of the outstanding building wire and retail cordsets accounts receivable. The $45 million seasonal borrowing component was unaffected.

Transfers of receivables under this program are treated as a sale and result in a reduction of total accounts receivable reported on the Company’s consolidated balance sheet. In conjunction with the initial transaction, the Company incurred charges of $4.2 million in the second quarter of 2001. The Company continues to service the transferred receivables and receives annual servicing fees from the special purpose subsidiary of approximately 1% of the average receivable balance. The market cost of servicing the receivables offsets the servicing fee income and results in a servicing asset equal to zero. The Company’s retained interest in the receivables are carried at their fair value which is estimated as the net realizable value. The net realizable value considers the relatively short liquidation period and an estimated provision for credit losses. The provision for credit losses is determined based on specific identification of uncollectible accounts and the application of historical collection percentages by aging category. The receivables are not subject to prepayment risk. The key assumptions used in measuring the fair value of retained interests at the time of securitization were receivables days sales outstanding of 54 and interest rates on LIBOR based on borrowings of 4.92%. At June 30, 2003 and December 31, 2002, key assumptions were receivables days outstanding of 51 and 49, respectively, and interest rates on LIBOR based borrowings of 1.7% and 2.0%, respectively.

At June 30, 2003 and December 31, 2002, the Company’s retained interest in accounts receivable and off balance sheet financing, net of cash held in the trust, was $80.9 million and $74.2 million; and $84.8 million and $48.5 million, respectively. The effective interest rate in the Securitization Financing was approximately 1.7% at June 30, 2003 and 2.0% at December 31, 2002.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      5.     Inventories

Inventories consisted of the following (in millions):

	June 30,	December 31,
	2003	2002

Raw materials	$26.7	$26.1
Work in process	34.0	33.2
Finished goods	202.7	199.0

Total	$263.4	$258.3

At June 30, 2003 and December 31, 2002, $215.5 million and $214.3 million, respectively, of inventories were valued using the LIFO method. Approximate replacement cost of inventories valued using the LIFO method totaled $205.2 million at June 30, 2003 and $198.1 million at December 31, 2002.

If in some future period, the Company were not able to recover the LIFO value of its inventory at a profit when replacement costs were lower than the LIFO value of the inventory, the Company would be required to take a charge to recognize in its income statement all or a portion of the higher LIFO value of the inventory.

6.     Restructuring Charges

During 2001 and 2002, provisions were recorded for various restructuring activities. These provisions related to costs for the closure of manufacturing facilities, worldwide headcount reductions, the elimination of regional distribution centers and certain other costs. The balance of these accrued restructuring costs were $15.2 million at December 31, 2002. During the first six months of 2003 an additional $1.1 million provision for severance costs related to cost cutting efforts in Europe was recorded. Restructuring provisions of $6.8 million were utilized during the first six months of 2003.

Changes in accrued restructuring costs were as follows (in millions):

	Severance	Facility
	and Related	Closing
	Costs	Costs	Total

Balance – December 31, 2002	$4.4	$10.8	$15.2
Provision	1.1	—	1.1
Utilization	(1.8)	(5.0)	(6.8)

Balance – June 30, 2003	$3.7	$5.8	$9.5

7.     Long-term Debt

Long-term debt consisted of the following (in millions):

	June 30,	December 31,
	2003	2002

Term loans	$332.9	$337.4
Revolving loans	63.5	78.2
Other	23.3	36.3

	419.7	451.9
Less current maturities	39.8	40.8

	$379.9	$411.1

The Company’s current credit facility was entered into in 1999 with one lead bank as administrative agent, and a syndicate of lenders. The facility, as amended and reduced by prepayments, consists of: 1) term loans in Dollars in an aggregate amount up to $302.1 million, 2) term loans in Dollars and foreign currencies in an aggregate amount up to $30.8 million and 3) revolving loans and letters of credit in Dollars and foreign currencies in an aggregate amount up to $200.0 million. Borrowings are secured by assets of the Company’s North American operations and a portion of the stock of its non-North American subsidiaries and are also guaranteed by the Company’s principal operating subsidiaries. The credit facility, as amended, restricts certain corporate acts and contains required financial ratios and other covenants.

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

8.     Financial Instruments

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

During 2001, the Company entered into several interests rate swaps which effectively fixed interest rates for borrowings under the credit facility and other debt. The swaps outstanding as of June 30, 2003 were as follows (dollars in millions):

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

9.     Other Shareholders’ Equity

Other shareholders’ equity consisted of the following (in millions):

	June 30,	December 31,
	2003	2002

Loans to shareholders	$(2.8)	$(4.3)
Restricted stock	(0.5)	(0.5)

Other shareholders’ equity	$(3.3)	$(4.8)

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

In June 2003, three executive officers repaid loans plus interest originally granted under the SLIP in the amount of $1.8 million. The Company accepted as partial payment for the loans common stock owned by the executive officers and restricted stock units previously awarded to them under the SLIP.

In July 2003, the Company approved an extension of the loan maturity for the remaining participants in the SLIP for an additional three years to November 2006, subject in the extension period to a rate of interest of 5.0%.

10.     Earnings (Loss) Per Common Share of Continuing Operations

A reconciliation of the numerator and denominator of earnings (loss) per common share of continuing operations to earnings (loss) per common share of continuing operations assuming dilution is as follows (in millions, except per share amounts):

	Three Months Ended June 30,

	2003			2002

			Per Share			Per Share
	Income(1)	Shares(2)	Amount	Loss(1)	Shares(2)	Amount

Earnings (loss) per common share	$3.0	33.1	$0.09	$(11.8)	33.0	$(0.36)
Dilutive effect of stock options and restricted stock units	—	0.2	—	—	—	—

Earnings per common share – assuming dilution	$3.0	33.3	$0.09	$(11.8)	33.0	$(0.36)

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30,

	2003			2002

			Per Share			Per Share
	Income(1)	Shares(2)	Amount	Loss(1)	Shares(2)	Amount

Earnings (loss) per common share	$3.1	33.1	$0.09	$(6.9)	33.0	$(0.21)

Dilutive effect of stock options and restricted stock units	—	0.1	—	—	—	—

Earnings per common share – assuming dilution	$3.1	33.2	$0.09	$(6.9)	33.0	$(0.21)

(1)  Numerator

(2)  Denominator

The earnings per common share-assuming dilution computation excludes the impact of 2.7 million and 3.7 million stock options and restricted stock units in the second quarter and first six months of 2003 and 2002, respectively, because their impact was anti-dilutive.

11.     Segment Information

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

	Three Months Ended June 30,

		Industrial &
	Energy	Specialty	Communications
	Group	Group	Group	Corporate	Total

Net Sales:
2003	$142.5	$137.2	$118.3	—	$398.0
2002	135.6	139.5	118.6	—	393.7
Operating Income (loss):
2003	9.2	4.9	2.9	$(1.1)	15.9
2002	10.0	2.0	5.4	(25.0)	(7.6)

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30,

		Industrial &
	Energy	Specialty	Communications
	Group	Group	Group	Corporate	Total

Net Sales:
2003	$275.3	$266.6	$208.7	—	$750.6
2002	265.2	266.4	223.5	—	755.1
Operating Income (loss):
2003	17.8	7.1	3.5	$(1.1)	27.3
2002	20.1	5.4	9.6	(25.0)	10.1
Identifiable Assets:
June 30, 2003	260.3	327.0	325.3	81.1	993.7
December 31, 2002	229.1	289.9	318.3	136.0	973.3

For the three and six month period ended June 30, 2003, the corporate operating loss of $1.1 million consists of a charge for severance related to the Company’s ongoing cost cutting efforts in Europe.

For the three and six month period ended June 30, 2002, the corporate operating loss of $25.0 million included a $19.7 million charge related to the closure of manufacturing facilities, a $3.6 million charge to write-down to fair value certain assets contributed to the Company’s newly formed fiber optic joint venture, and $1.7 million related to the sale of the Company’s small, non-strategic United Kingdom based specialty cable business.

The Company has recorded the operating items discussed above in the Corporate segment rather than reflect such items in the Energy, Industrial and Specialty and Communications Segments operating income. These items are reported in the Corporate Segment because they are not considered in the operating performance evaluation of the Energy, Industrial and Specialty and Communications Segment by the Company’s chief operating decision-maker, its Chief Executive Officer.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

ITEM 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

General Cable Corporation is a leader in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for the energy, industrial and specialty and communications markets. Energy cables include low-, medium- and high-voltage power distribution and power transmission products. Industrial and specialty wire and cable products conduct electrical current for industrial and commercial power and control applications. Communications wire and cable products transmit low-voltage signals for voice, data, video and control applications.

Statements in this report, including without limitation statements regarding future financial results, performance and earnings growth and trends, future product demand, market, industry and customer spending upturn, market size and outlook, future expectations or operational results, industry inventory situations, cost savings, litigation exposure, debt reduction and future orders and their size, are considered forward-looking statements. Readers should take notice and be aware of these forward-looking statements as they are not statements of historical fact or event which will probably or certainly occur. We call your attention in this regard to important factors that could cause actual results to differ materially from those discussed in the forward-looking statements. These include: economic and political consequences resulting from the September 2001 terrorist attack, the war with Iraq and any further terrorist attacks or armed hostilities worldwide, domestic and local country price competition, particularly in certain segments of the industrial and specialty markets, and other competitive pressures; general economic conditions, particularly in construction; changes in customer purchase patterns in our business segments; the Company’s ability to retain key customers and distributors; the Company’s ability to increase manufacturing capacity and productivity; the Company’s ability to successfully complete and integrate acquisitions and divestitures; the Company’s ability to obtain credit facilities and changes to facilities as market conditions warrant; interest rate changes; the cost of raw materials, including copper and aluminum; foreign currency exchange rate fluctuations; the level of demand, product mix and capital spending for products serving various segments of the communications markets; the Company’s ability to successfully introduce new or enhanced products; the impact of technological changes and the impact or threat of competing technologies; the Company’s ability to achieve productivity improvements; the impact of changes in industry standards and the regulatory environment; the outcome of any pending litigation against the Company; and the effects and impacts of acts of terrorism carried out in domestic and foreign countries, which relate to our personnel, facilities and businesses.

General Cable operates its businesses in three main geographic regions: 1) North America, 2) Europe and 3) Oceania. The following table sets forth net sales and operating income by geographic region for the periods presented, in millions of dollars.

	Three Months Ended June 30,				Six Months Ended June 30,

	2003	%	2002	%	2003	%	2002	%

Net sales
North America	$279.9	71%	$300.3	76%	$520.9	70%	$570.2	75%
Europe	96.6	24	78.3	20	188.8	25	156.2	21
Oceania	21.5	5	15.1	4	40.9	5	28.7	4

Total net sales	$398.0	100%	$393.7	100%	$750.6	100%	$755.1	100%

Operating income (loss)
North America	$8.1	47%	$12.7	73%	$12.0	42%	$24.1	68%
Europe	6.6	39	3.9	22	12.8	45	9.4	27
Oceania	2.3	14	0.8	5	3.6	13	1.6	5

Subtotal excluding corporate charges	17.0	100%	17.4	100%	28.4	100%	35.1	100%
Corporate charges	(1.1)		(25.0)		(1.1)		(25.0)

Total operating income (loss)	$15.9		$(7.6)		$27.3		$10.1

Approximately ninety percent of net sales in Europe and Oceania are derived from Energy and Industrial and Specialty cable sales. As a result, these businesses have not been significantly impacted by the global telecommunications spending downturn and the European business specifically is currently benefiting from medium voltage energy cable capacity shortage in Europe and a shift towards environmentally friendly cables.

General Cable’s reported net sales are directly influenced by the price of copper and to a lesser extent aluminum. The price of copper and aluminum has historically been subject to considerable volatility, with the daily selling price of copper cathode on the COMEX averaging $0.75 per pound in the second quarter of 2003 and $0.74 per pound in the second quarter of 2002 and the daily selling price of aluminum rod averaging $0.67 per pound in the second quarter of 2003 and $0.66 per pound in second quarter of 2002. In the first six months the daily selling price of copper cathode on the COMEX averaged $0.75 per pound in 2003 and $0.73 per pound in 2002 and the daily selling price of aluminum rod averaged $0.67 in 2003 and $0.66 in 2002. General Cable generally passes changes in copper and aluminum prices along to its customers, although there are timing delays of varying lengths depending upon the type of product, competitive conditions and particular customer arrangements. As a result of this and a number of practices intended to match copper and aluminum purchases with sales, General Cable’s profitability has generally not been significantly affected by changes in copper and aluminum prices. General Cable does not engage in speculative metals trading or other speculative activities. Also, the Company does not engage in activities to hedge the underlying value of its copper and aluminum inventory.

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

Acquisitions and Divestitures

General Cable actively seeks to identify key trends in the industry, which allows the Company to migrate its businesses to capitalize on expanding and new niche markets or exit declining or non-strategic markets in order to achieve better returns. The Company also sets aggressive performance targets for its businesses and will refocus or divest those which fail to meet targets or do not fit the Company’s long-term strategies.

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

During the second quarter of 2002, General Cable formed a joint venture company to manufacture and market fiber optic cables. General Cable contributed assets, primarily inventory and machinery and equipment, to a subsidiary company which was then contributed to the joint venture in exchange for a $10.2 million note receivable which resulted in a $5.6 million deferred gain on the transaction. The Company will recognize the gain as the note is repaid. At June 30, 2003 and December 31, 2002, other non-current assets included an investment in the joint venture of $3.8 million. The June 30, 2003 and December 31, 2002 balance sheets included a $10.2 million note receivable from the joint venture in other non-current assets and a deferred gain from the initial joint venture formation of $5.6 million in other liabilities.

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

General Cable utilizes the last-in first-out (LIFO) method of inventory accounting for its metals inventory. The Company’s use of the LIFO method results in its income statement reflecting the current costs of metals, while metals inventories in the balance sheet are valued at historical costs as the LIFO layers were created. As a result of declining copper prices, the historic LIFO cost of the Company’s copper inventory exceeded its replacement cost by approximately $10.9 million at June 30, 2003. If the Company were not able to recover the LIFO value of its inventory at a profit in some future period when replacement costs were lower than the LIFO value of the inventory, the Company would be required to take a charge to recognize in its income statement all or a portion of the higher LIFO value of the inventory. Additionally, if LIFO inventory quantities were reduced in a period when replacement costs were lower than the LIFO value of the inventory, the Company would experience a decline in reported earnings. During the second half of 2002, the Company recorded a $2.5 million charge for the liquidation of LIFO inventory in North America as the Company significantly reduced its inventory levels. The Company expects to further reduce inventory quantities in the second half of 2003 which is expected to result in an additional LIFO liquidation charge. This LIFO liquidation charge will adversely affect margins, however, the amount of the charge to be incurred in 2003 will be dependent upon the quantity of the inventory reduction and the market price of the metals at the time of the inventory liquidation.

Pension expense for the defined benefit pension plans sponsored by General Cable is determined based upon a number of actuarial assumptions, including an expected long-term rate of return on assets of 9.0%. This assumption was based on input from the Company’s actuaries, including their review of historical 10 year, 20 year, and 25 year rates of inflation and real rates of return on various broad equity and bond indices in conjunction with the diversification of the asset portfolio. The expected long-term rate of return on assets is based on an asset allocation assumption of 65% allocated to equity investments, with an expected real rate of return of 7%, and 35% allocated to fixed-income investments, with an expected real rate of return of 3%, and an assumed long-term rate of inflation of 3.5%. Because of market fluctuations, the actual asset allocation as of June 30, 2003 was 78% of equity investments and 22% of fixed-income investments. Management believes that their long-term asset allocation on average will approximate the actuarial assumption and that a 9.0% long-term rate of return is a reasonable assumption.

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

General Cable records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in an amount that was in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. At June 30, 2003 and December 31, 2002, the valuation allowance was $19.2 million.

Current Business Environment

General Cable is operating in a difficult business environment. The wire and cable industry is competitive, mature and cost driven. In many business segments, there is little differentiation among industry participants from a manufacturing or technology standpoint. In addition to these general industry conditions, in the industrial and specialty segment, industrial construction spending in North America, which influences industrial cable demand, is at one-third of the ten year historical peak levels of 1996. However, this segment is also experiencing stable demand for cables utilized in industrial repairs and maintenance and the automotive business. The communications segment has experienced a significant decline from historical spending levels for outside plant telecommunications products and a weak market for switching/local area networking cables. We believe this decline has reached its bottom and sales for communications wire and cable products will increase over time because current levels of spending by the Company’s communications wire and cable customers are insufficient to maintain their network infrastructures.

The Company believes its investment in Lean Six Sigma training, coupled with effectively utilized manufacturing assets, provides a cost advantage compared to many of its competitors and generates costs savings which help offset rising raw material prices and other general economic cost increases. In addition, the Company’s customer and supplier integration capabilities, one-stop selling and geographic and product balance are sources of competitive advantage. As a result, General Cable believes it is well positioned, relative to its competitors, in the current difficult business environment.

As part of its ongoing efforts to reduce its total operation costs, the Company continuously evaluates its ability to more efficiently utilize its existing manufacturing capacity. Such evaluation includes the costs associated with and benefits to be derived from the combination of existing manufacturing assets into fewer plant locations and the possible outsourcing of certain manufacturing processes. Should the Company decide to rationalize one or more manufacturing locations in some future period, operating results and cash flows will be negatively impacted as the one-time costs relating to such action, which could be substantial, are recognized in the income statement and the related cash costs are funded by the Company.

Results of Operations

Three Months Ended June 30, 2003 Compared with Three Months Ended June 30, 2002

Net income was $3.0 million, or $0.09 on a per diluted share basis in the second quarter of 2003 compared to a net loss of $(15.7) million, or $(0.48) per diluted share, in the second quarter of 2002. The net income for the second quarter of 2003 includes a corporate charge of $1.1 million for severance related to the Company’s ongoing cost cutting efforts in Europe. The net loss of $(15.7) million for the second quarter of 2002 includes a corporate charge of $25 million related to continuing operations consisting of $19.7 million to close two manufacturing plants in North America, $3.6 million to reduce to fair value certain assets contributed to the Company’s Fiber Optic joint venture created in the second quarter of 2002 and $1.7 million related to the sale of the Company’s small non-strategic, United Kingdom based specialty cables business. The second quarter of 2002 net loss also includes a $6.0 million discontinued operations pre-tax charge principally related to an estimated lower net realizable value for real estate remaining from the Company’s former Building Wire business, a longer than anticipated holding period for three distribution centers with unexpired lease commitments and certain other costs.

     Net Sales

The following table sets forth metal-adjusted net sales by segment, in millions of dollars. Net sales for the second quarter of 2002 have been adjusted to the second quarter of 2003 copper COMEX of $0.75 per pound and the aluminum rod average of $0.67 per pound.

	Metal-Adjusted Net Sales
	Three Months Ended June 30,

		% of		% of
	2003	Net Sales	2002	Net Sales

Energy group	$142.5	36%	136.2	34%
Industrial and specialty group	137.2	34	140.0	36
Communications group	118.3	30	118.9	30

Total metal-adjusted net sales	398.0	100%	395.1	100%
Metal adjustment	—		(1.4)

Total net sales	$398.0		$393.7

Net sales increased 1% to $398.0 million in the second quarter of 2003 from $393.7 million in the second quarter of 2002. The net sales increase includes approximately $24.0 million favorable impact of foreign currency exchange rate changes principally related to the Company’s European operations from the second quarter of 2002 to the second quarter of 2003. After adjusting 2002 net sales to reflect the $0.01 increase in the average monthly COMEX price per pound of copper and the $0.01 increase in the average aluminum rod price per pound in the second quarter of 2003, net sales increased 1% to $398.0 million, from $395.1 million in 2002. The increase in metal-adjusted net sales reflects a 5% increase in energy products, a 2% decrease in industrial and specialty products and a 1% decrease in Communication Products.

The 5% increase in metal-adjusted net sales for energy products reflects 27% higher net sales in the Company’s international operations partially offset by 3% lower net sales in the North American business. The improvement in the international business is due in part to the favorable impact of foreign currency exchange rate changes and increased sales from new contract awards throughout Europe. During the second quarter of 2003, demand from North American customers for bare overhead cables and medium volt distribution cables strengthened and the Company anticipates that sales volume should improve over time as utility customers address capital projects that were previously deferred. These capital projects include enhancements to the power transmission and distribution grid. However, in the second quarter of 2003 projects were not released as quickly as expected which management believes is partially due to pending energy legislation in the United States which could provide future regulatory relief and allow North American utility companies to earn an adequate rate of return on their investment in upgrading the transmission grid infrastructure.

The 2% decrease in metal-adjusted net sales in industrial and specialty products was principally due to a 30% decrease in net sales of cables utilized in new industrial spending and remodeling in North America. This decrease was partially offset by a 21% increase in sales in the Company’s international operations due to the ongoing rollout of the environment friendly, flexible zero-halogen cables in Europe and the favorable impact of foreign currency exchange rate changes. Additionally, net sales of the Company’s domestic cables utilized in industrial repairs and maintenance increased 2% and the automotive after-market business increased 1% from the second quarter of 2002.

The 1% decrease in communication products metal-adjusted net sales principally relates to lower North American sales volume of telephone exchange cable, down 6% and data communication cables, down 2%. These decreases were partially offset by an 11% increase in the Company’s electronics business. Metal-adjusted net sales of telecommunication cables continue to be below the prior year as many customers have reduced their capital spending and field inventory levels. The Company anticipates that some telephone operating companies are planning to increase their capital spending in the second half of 2003 as compared to the first six months of 2003 which is expected to result in an increase in orders to their cable suppliers in the second half of 2003. The timing of the resumption of sales of telecommunications cables to the telephone operating companies to more historic levels is unknown and represents the greatest area of uncertainty with regard to the Company’s financial performance for the remainder of 2003.

     Selling, General and Administrative Expense

Selling, general and administrative expense decreased to $30.7 million in the second quarter of 2003 from $31.4 million in the second quarter of 2002, excluding $20.9 million of the $25.0 million corporate charges which were recorded in SG&A expense in the second quarter of 2002. Excluding the impact of foreign currency exchange rate changes, SG&A expense, as adjusted in the prior year, decreased $2.4 million from the second quarter of 2002 which reflects the impact of actions taken to reduce fixed SG&A expense and controllable spending. These actions were partially offset by increased medical and pension related costs.

     Operating Income

The following table sets forth operating income by segment, in millions of dollars.

	Operating Income (Loss)
	Three Months Ended June 30,

		% of		% of
		Operating		Operating
	2003	Income	2002	Income

Energy group	$9.2	54%	$10.0	58%
Industrial and specialty group	4.9	29	2.0	11
Communications group	2.9	17	5.4	31

Subtotal excluding corporate charges	17.0	100%	17.4	100%
Corporate charges	(1.1)		(25.0)

Total operating income (loss)	$15.9		$(7.6)

Operating income of $17.0 million (excluding a $1.1 million corporate charge) in the second quarter of 2003 decreased from operating income of $17.4 million (excluding $25 million of corporate charges) in the second quarter of 2002. Operating income decreased primarily as a result of reduced selling prices in the Communications and Energy segments partially offset by the Company’s cost containment programs and the favorable impact of foreign currency exchange rate changes. Additionally, operating income was negatively impacted by increased raw material costs as a result of a significant increase in polyethylene costs beginning in March 2003. During the second quarter of 2003, the Company increased its selling prices for the products affected by this cost increase, however the full benefit of this action will not be realized until the third quarter of 2003.

     Interest Expense

Net interest expense increased to $11.2 million in the second quarter of 2003 from $10.7 million in 2002. The increase in interest expense is primarily the result of a higher credit spread for the Company’s borrowings due to an October 2002 credit facility amendment and the amortization of bank fees related to the amendment, partially offset by lower net borrowings and lower interest rates on the floating rate portion of debt.

     Tax Rates

The Company’s effective tax rate for 2003 and 2002 was 35.5%.

Six Months Ended June 30, 2003 Compared with Six Months Ended June 30, 2002

Net income was $3.1 million, or $0.09 on a per diluted share basis in the first six months of 2003 compared to a net loss of $(10.8) million, or $(0.33) per diluted share, in the first six months of 2002. The net income for the first six months of 2003 includes a corporate charge of $1.1 million for severance related to the Company’s ongoing cost cutting efforts in Europe. The first six months of 2002 net loss of $(10.8) million includes a corporate charge of $25.0 million consisting of $19.7 million to close two manufacturing plants in North America, $3.6 million to reduce to fair value certain assets contributed to the Company’s Fiber Optic joint venture created in the second quarter and $1.7 million related to the sale of the Company’s small non-strategic, United Kingdom based specialty cables business. The first six months of 2002 net loss of $(10.8) million also includes a $6.0 million discontinued operations pre-tax charge principally related to an estimated lower net realizable value for real estate remaining from the Company’s former Building Wire business, a longer than anticipated holding period for three distribution centers with unexpired lease commitments and certain other costs.

     Net Sales

The following table sets forth metal-adjusted net sales by segment, in millions of dollars. Net sales for the first six months of 2002 have been adjusted to the second quarter of 2003 copper COMEX of $0.75 and the aluminum rod average of $0.67 per pound

	Metal-Adjusted Net Sales
	Six Months Ended June 30,

		% of		% of
	2003	Net Sales	2002	Net Sales

Energy group	$275.3	37%	$268.1	35%
Industrial and specialty group	266.6	35	268.4	35
Communications group	208.7	28	225.0	30

Total metal-adjusted net sales	750.6	100%	761.5	100%
Metal adjustment	—		(6.4)

Total net sales	$750.6		$755.1

Net sales decreased 1% to $750.6 million in the first six months of 2003 from $755.1 million in the first six months of 2002. The net sales decrease includes approximately $44 million favorable impact of foreign currency exchange rate changes. After adjusting 2002 net sales to reflect the $0.02 increase in the average monthly COMEX price per pound of copper and the $0.01 increase in the average aluminum rod price per pound in the first six months of 2003, net sales decreased 1% to $750.6 million, down from $761.5 million in 2002. The decrease in metal-adjusted net sales reflects a 3% increase in energy products, a 1% decrease in industrial and specialty products and 7% decrease in communication products.

The 3% increase in metal-adjusted net sales for energy products reflects 5% lower net sales in North America offset by 26% higher net sales in the Company’s international operations. The North American net sales decrease reflects lower sales volume. The Company anticipates that sales volume for North American customers should improve over time as utility customers address capital projects that were previously deferred. These capital projects include enhancements to the power transmission and distribution grid. However, in the first half of 2003 projects were not released as quickly as expected which management believes is partially due to pending energy legislation in the United States which could provide future regulatory relief and allow North American utility companies to earn an adequate rate of return on their investment in upgrading the transmission grid infrastructure. The sales volume in the first quarter was also negatively impacted by unseasonable weather in the Midwest and Northeast, which affected the Company’s customers ability to install cables. The Company’s international operations have benefited from increased sales resulted from new contract awards throughout Europe and a favorable impact from changes in foreign currency exchange rates.

The 1% decrease in metal-adjusted net sales in industrial and specialty products was principally due a 26% decrease in net sales of the North American industrial business partially offset by a 17% increase in the Company’s international operations. The decrease in net sales of the North American business was the result of the continued weakness in demand for cables utilized in new industrial construction and other major infrastructure projects, which is expected to continue through 2003. This decrease was partially offset by growth in the domestic cables utilized in industrial repairs and maintenance and automotive businesses. The Company’s international operations includes a favorable impact from changes in foreign currency exchange rates and the introduction of environmentally friendly cables in Europe, an area in which the Company’s European operation is a leader.

The 7% decrease in communication product metal-adjusted net sales principally relates to lower North American sales volume of telephone exchange cable and data communication cable. Metal-adjusted net sales of telephone exchange cable were off 14% as many customers continued to significantly reduce their capital spending in order to reduce field inventory levels. The Company anticipates that some telephone operating companies are planning to increase their capital spending in the second half of 2003 as compared to the first six months of 2003 which is expected to result in an increase in orders to their cable suppliers in the second half of 2003. As a result of the Company’s position as a low cost producer, these products have historically been one of the Company’s most profitable business segments. The timing of the resumption of sales of telecommunications cables to the telephone operating companies to more historic levels is unknown and represents the greatest area of uncertainty with regard to the Company’s financial performance for the remainder of 2003.

     Selling, General and Administrative Expense

Selling, general and administrative expense decreased slightly to $61.7 million in the first half of 2003 from $61.8 million in the first half of 2002, excluding $20.9 million of the $25.0 million of corporate charges which were recorded in SG&A expense in the second quarter of 2002. Excluding the impact of foreign currency exchange rate fluctuations, SG&A expense, as adjusted in the prior year, decreased $3.5 million which reflects the impact of actions taken to reduce fixed SG&A expense and controllable spending. These actions were partially offset by increased medical and pension related costs.

     Operating Income

The following table sets forth operating income by segment, in millions of dollars.

	Operating Income
	Six Months Ended June 30,

		% of		% of
		Operating		Operating
	2003	Income	2002	Income

Energy group	$17.8	63%	$20.1	58%
Industrial and specialty group	7.1	25	5.4	15
Communications group	3.5	12	9.6	27

Subtotal excluding corporate charges	28.4	100%	35.1	100%
Corporate charges	(1.1)		(25.0)

Total operating income	$27.3		$10.1

Operating income of $27.3 million for the first half of 2003 decreased from operating income in the first half of 2002 of $35.1 million excluding $25.0 million of corporate charges in the second quarter of 2002. This decrease was primarily due to reduced selling prices in North American Communications and Energy Products and reduced sales volume. Additionally, increased raw material prices and higher pension and employee fringe benefit costs contributed to the operating income decrease. However, the Company’s ongoing cost reduction initiatives in SG&A and manufacturing have partially offset these factors.

     Interest Expense

Net interest expense increased to $22.5 million in the first half of 2003 from $20.8 million in 2002. The increase in interest expense is primarily the result of a higher credit spread for the Company’s borrowings due to an October 2002 credit facility amendment and the amortization of bank fees related to the amendment, partially offset by lower net borrowings and lower interest rates on the floating rate portion of debt.

     Tax Rates

The Company’s effective tax rate for 2003 and 2002 was 35.5%.

Liquidity and Capital Resources

In general, General Cable requires cash for working capital, capital expenditures, debt repayment, interest and taxes. General Cable’s working capital requirements increase when it experiences strong incremental demand for product and/or significant copper and aluminum price increases. Based upon historical experience and the expected availability of funds under the credit facility, the Company expects that its sources of liquidity will be sufficient to enable it to meet its cash requirements for working capital, capital expenditures, debt repayment, interest and taxes in 2003. Historically, we have not been dependent upon cash flow from our European operations to support our North American operation. However, our ability to use cash flow from our European operations for our North America operations, if necessary, could be adversely affected by repatriation and tax issues. This expectation is based on the Company’s current outlook which is not dependent upon a significant recovery in the communications or industrial markets in 2003.

Cash flow provided by operating activities in the first six months of 2003 was $36.2 million. This reflects net income before depreciation and amortization and deferred income taxes of $16.5 million, a $16.1 million increase in accounts payable, accrued and other liabilities, a $16.4 million decrease in other assets which primarily reflects a $13.9 million refund of income taxes paid in previous years received in the first quarter of 2003 and a decrease in inventory of $4.4 million. These cash flows were partially offset by an increase in accounts receivable of $17.2 million due to the normal seasonality of the Company’s business reflecting increased construction activity in the spring and summer.

Cash flow used by investing activities was $8.6 million in the first six months of 2003, principally reflecting $7.9 million of capital expenditures. This level of capital spending is 50% below the first half of 2002 and reflects an intentional effort to limit capital spending given current general economic conditions. The Company anticipates capital spending to be approximately $12 million in the second half of 2003. Additionally, $1.0 million of cash was received in partial payment of loans plus interest from shareholders.

Cash flow used by financing activities in the first six months of 2003 was $35.9 million, reflecting the repayment of long-term debt of $7.4 million, a net decrease in revolving credit borrowings of $14.7 million and a $13.8 million net decrease in other debt, principally related to the Company’s European operations’ short term borrowings.

The Company’s current credit facility was entered into in 1999 with one lead bank as administrative agent and a syndicate of lenders. The facility, as amended and reduced by prepayments, consists of: 1) term loans in Dollars in an aggregate amount up to $302.1 million, 2) term loans in Dollars and foreign currencies in an aggregate amount up to $30.8 million and 3) revolving loans and letters of credit in Dollars and foreign currencies in an aggregate amount up to $200.0 million. Borrowings are secured by assets of the Company’s North American operations and a portion of the stock of its non-North American subsidiaries and are also guaranteed by the Company’s principal operating subsidiaries. The credit facility, as amended, restricts certain corporate acts and contains required minimum financial ratios and other covenants.

Borrowings under the credit facility were $396.4 million at June 30, 2003. Loans under the credit facility bear interest, at the Company’s option, at (i) a spread over LIBOR or (ii) a spread over the Alternate Base Rate, which is defined as the higher of (a) the agent’s Prime Rate, (b) the secondary market rate for certificates of deposit (adjusted for reserve requirements) plus 1% or (c) the Federal Funds Effective Rate plus 1/2 of 1%.

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

The Company’s European operation participates in an arrangement with several European Financial Institutions who provide extended accounts payables terms to the Company on an uncommitted basis. In general, the arrangement provides for accounts payable terms of up to 180 days. At June 30, 2003, the arrangement had a maximum availability limit of the equivalent of approximately $99 million of which approximately $86 million was drawn. Should the availability under this arrangement be reduced significantly, the Company would be required to seek alternative financing arrangements. There can be no assurance that the Company will be able to obtain such financing if needed.

The Company also has a facility in Europe which allows it to sell at a discount, with limited recourse, a portion of its accounts receivable to a financial institution. At June 30, 2003, there was $10.4 million outstanding under this program, which is included in other debt in the balance sheet.

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

Off Balance Sheet Assets and Obligations

In May 2001, the Company completed an Accounts Receivable Asset Backed Securitization Financing transaction (“Securitization Financing”). The Securitization Financing provides for certain domestic trade receivables to be sold to a wholly-owned, special purpose, bankruptcy-remote subsidiary without recourse. The subsidiary in turn transfers the receivables to a trust which issued floating rate five-year certificates in an initial amount of $145 million. The proceeds from the initial transfer were utilized to reduce term debt. The Company can utilize this facility to finance any future growth in eligible receivables. In addition, a variable certificate component of up to $45 million for seasonal borrowings was established as part of the Securitization Financing. This variable certificate component will fluctuate based on the amount of eligible receivables. Sales of receivables under this program result in a reduction of total accounts receivable reported on the Company’s consolidated balance sheet. The Company’s retained interest in the receivables is carried at their fair value which is estimated as the net realizable value. The net realizable value considers the relatively short liquidation period and includes an estimated provision for credit losses. The five-year certificates bear an interest rate of 57 basis points over LIBOR.

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

At June 30, 2003 and December 31, 2002 the off balance sheet debt, net of cash held in the trust, was $74.2 million and $48.5 million, respectively. This off balance sheet debt is fully collateralized by accounts receivable.

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

PART II – Other Information

Item 4. Results of Votes of Security Holders

General Cable’s Annual Meeting of Shareholders was held on May 6, 2003. Proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934 and each of the following matters was voted upon and approved by the shareholders as indicated below. Of the 33,168,042 shares outstanding 2,848,492 were not voted.

      a)             Election of Director:

	For	Against

Gregory E. Lawton	27,204,371	3,115,179

      The following Directors are continuing in office after the date of the Annual Meeting: Jeffrey Noddle, John E. Welsh, III, Gregory B. Kenny and Robert L. Smialek.

b)	Ratification of appointment of Deloitte & Touche LLP to audit the 2003 consolidated financial statements of General Cable. Votes for — 27,574,482; votes against — 2,738,251; and abstentions — 6,817.

c)	Approval of Performance Goals in General Cable’s Stock Incentive Plan under Section 162(m) of the Internal Revenue Code. Votes for — 25,289,968; votes against — 4,998,499; and abstentions — 31,082.

d)	Approval of Performance Goals in General Cable’s Annual Incentive Plan under Section 162(m) of the Internal Revenue Code. Votes for — 25,763,971; votes against — 4,164,546; and abstentions — 37,652.

Item 6. Exhibits and Reports on Form 8-K

      a) Exhibits

10.56	Amendment dated July 11, 2003 to Employment Agreement dated April 28,2000 between Gregory B. Kenny and the Company.

10.57	Amendment dated July 11, 2003 to Employment Agreement dated April 28,2000 between Christopher F. Virgulak and the Company.

10.58	Amendment dated July 11, 2003 to Employment Agreement dated April 28, 2000 between Robert J. Siverd and the Company.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

      b) Reports on Form 8-K

(i)	Form 8-K filed on July 11, 2003 regarding the Board of Directors approval of a retention award program.

(ii)	Form 8-K filed on July 22, 2003 including the Company's second quarter 2003 earnings release.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL CABLE CORPORATION

Date: August 14, 2003	By: s\CHRISTOPHER F. VIRGULAK Christopher F. Virgulak Executive Vice President, Chief Financial Officer and Treasurer