Form 10-K/A
period 2002-12-31
GENERAL CABLE CORP /DE/
filed 2003-08-29
CIK 886035

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and need not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

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

Explanatory Note:

This Amendment No. 1 to the Company’s Form 10-K for the year ended December 31, 2002 is being filed to revise the Company’s disclosure in Item 14 in response to a comment received from the Staff of the Division of Corporation Finance of the Securities and Exchange Commission. In addition, the Company has made a balance sheet reclassification from current liabilities to short term debt to conform to the Company’s current presentation. This amendment does not reflect events occurring subsequent to the original filing date of March 28, 2003.

GENERAL CABLE CORPORATION
INDEX TO ANNUAL REPORT
ON FORM 10-K/A

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

The Company operates its businesses in three geographic regions: 1) North America, 2) Europe and 3) Oceania.

North America

The principal products, markets, distribution channels and end-users of each of General Cable’s North American product categories are summarized below:

			Principal Distribution	Principal
Product Category	Principal Products	Principal Markets	Channels	End-Users

Communications Group:

Outside Voice and Data	Outside Plant Telecommunications Cable; Outside Service Wire	Telecom Local Loop	Direct; Distributors	Telecommunications System Operators

Data Communications	Multi-Conductor/Multi -Pair; Fiber Optic; Shipboard; Military Fiber Cable	Computer Networking and Multimedia Applications	Distributors; Direct	Contractors; Original Equipment Manufacturers (“OEMs”); Systems Integrators; Military Customers

Electronics	Multi-Conductor; Coaxial; Sound,Security/Fire Alarm Cable	Building Management; Entertainment; Equipment Control	Distributors; Retailers; Direct	Contractors; Consumers; Industrial

Communication Assemblies	Cable Harness; Connector Cable	Telecommunication; Industrial Equipment; Medical Equipment	Direct	Communications and Industrial Equipment Manufacturers

Energy Group:

Utility	Low-Voltage, Medium- Voltage Distribution; Bare Overhead Conductor; High-Voltage Transmission Cable	Power Utility	Investor-Owned Utility Companies; Direct; Distributors; Public Power	Investor-Owned Utility Companies; Public Power; Municipals and Rural Electric Associations; Contractor (Utility) Development

Industrial and Specialty Group:

Instrumentation, Power, Control and Specialty	Rubber and Plastic- Jacketed Wire and Cable; Power and Industrial; Instrumentation and Control Cable	Industrial Power and Control; Utility/Marine/Transit; Military; Mining; Power Generation; Infrastructure	Distributors; Retailers; Direct; OEMs	Industrial; Consumers; Contractors; OEMs; Military Customers

Automotive	Ignition Wire Sets; Booster Cables	Automotive Aftermarket	Retailers; Distributors	Consumers

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

Europe and Oceania

The principal products, markets, distribution channels and end-users of each of General Cable’s Europe and Oceania product categories are summarized below:

Product	Principal	Principal	Principal Distribution	Principal
Category	Products	Markets	Channels	End-Users

Power Transmission and Distribution	Low-Voltage; Medium-Voltage and High-Voltage Power Cable	Utility	Distributors; Direct	Contractors; Industrial Power

Industrial	Instrumentation Control; Automotive Cable	Industrial, Power and Control	OEMs; Distributors; Direct	Industrial; Mining; Oil and Gas

Construction	Low-Voltage and Medium-Voltage and High-Voltage Cable	Non-Residential and Residential Construction	Distributors; Wholesalers	Industrial; Contractors Telecommunications

Data Communications	Communications Cable	Telecommunications	Distributors; Direct; OEMs	Systems Operators

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

	Square	Use/Product	Owned
Location	Feet	Line(s)	or Leased

NORTH AMERICA

Manufacturing Facilities:
Marion, IN	745,000	Industrial and Specialty Cables	Owned
Marshall, TX	692,000	Aluminum Low-Voltage Energy Cables	Owned
Willimantic, CT	686,000	Industrial and Specialty Cables	Owned
Manchester, NH	550,000	Electronic Products	Owned
Lawrenceburg, KY	383,000	Outside Voice and Data Products and Data Communications Products	Owned
Bonham, TX	364,000	Outside Voice and Data Products	Owned
Lincoln, RI	350,000	Industrial and Specialty Cables and Automotive Products	Owned
Malvern, AR	338,000	Aluminum Medium-Voltage Energy Cables	Owned
DuQuoin, IL	279,000	Medium-Voltage Energy Cables	Owned
Tetla, Mexico	218,000	Outside Voice and Data Products	Owned
Altoona, PA	193,000	Automotive Products	Owned
Jackson, TN	182,000	Data Communications Cables	Owned
South Hadley, MA	150,000	Bare Wire Fabricating	Owned
Taunton, MA	131,000	Bare Wire Fabricating	Leased
LaMalbaie, Canada	120,000	Low- and Medium-Voltage Energy Cables	Owned
St. Jerome, Canada	110,000	Low- and Medium-Voltage Energy Cables	Owned

Distribution and Other Facilities:
Lebanon, IN	198,000	Distribution Center	Leased
Chino, CA	189,000	Distribution Center	Leased
Highland Heights, KY	166,000	World Headquarters, Technology Center and Learning Center	Owned
Plano, TX	60,000	Rod Mill	Owned

EUROPE AND OCEANIA

Barcelona, Spain(1)	1,080,000	Power Transmission and Distribution, Industrial and Specialty Cables	Owned
New Zealand(1)	314,000	Power Distribution, Industrial and Specialty and Communications Cables	Owned
Lisbon, Portugal	255,000	Power Distribution, Industrial and Specialty and Communications Cables	Owned

(1)	Certain locations represent a collection of facilities in the local area.

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

	Year Ended December 31,

	2002	2001	2000	1999	1998

Statement of Operations Data:
(in millions, except per share data)
Net sales	$1,453.9	$1,651.4	$2,162.1	$1,605.3	$660.1
Asset impairment charge	—	—	—	24.5	—
Gross profit	166.6	240.7	291.7	268.0	140.2
Operating income	15.7	104.3	34.1	93.3	78.0
Other income	—	8.1	—	—	—
Interest expense, net	(42.6)	(43.9)	(59.8)	(38.0)	(9.6)
Other financial costs	(1.1)	(10.4)	(3.3)	—	—
Earnings (loss) before income taxes	(28.0)	58.1	(29.0)	55.3	68.4
Income tax benefit (provision)	9.9	(20.6)	10.3	(19.6)	(25.7)
Income (loss) from continuing operations	(18.1)	37.5	(18.7)	35.7	42.7
Income (loss) from discontinued operations	—	(6.8)	(7.7)	(1.5)	28.5
Loss on disposal of discontinued operations	(5.9)	(32.7)	—	—	—
Net income (loss)	(24.0)	(2.0)	(26.4)	34.2	71.2
Earnings (loss) of continuing operations per common share (1)	$(0.55)	$1.14	$(0.56)	$0.99	$1.16
Earnings (loss) of continuing operations per common share — assuming dilution (1)	$(0.55)	$1.13	$(0.56)	$0.99	$1.14
Earnings (loss) of discontinued operations per common share (1)	$(0.18)	$(1.20)	$(0.23)	$(0.04)	$0.77
Earnings (loss) of discontinued operations per common share — assuming dilution (1)	$(0.18)	$(1.19)	$(0.23)	$(0.04)	$0.76
Earnings (loss) of total company per common share (1)	$(0.73)	$(0.06)	$(0.79)	$0.95	$1.93
Earnings (loss) of total company per common share — assuming dilution (1)	$(0.73)	$(0.06)	$(0.79)	$0.95	$1.90
Weighted average shares outstanding (1)	33.0	32.8	33.6	35.9	36.8
Weighted average shares outstanding — assuming dilution(1)	33.0	33.1	33.6	35.9	37.5
Other Data:
Average daily COMEX price per pound of copper cathode	$0.72	$0.73	$0.84	$0.72	$0.75
Average daily selling price per pound of aluminum rod	$0.65	$0.69	$0.75	$0.66	$0.66
Capital expenditures	$31.4	$54.9	$56.0	$97.6	$75.5

	2002	2001	2000	1999	1998

Balance Sheet Data:
Working capital	$150.8	$169.9	$375.3	$468.2	$233.8
Total assets	973.3	1,005.3	1,319.2	1,568.3	651.0
Long-term debt	411.1	421.0	611.9	726.2	246.8
Dividends to shareholders	5.0	6.6	6.7	7.4	6.1
Shareholders’ equity	60.9	104.9	128.5	177.3	177.2

Footnotes

(1)	Earnings (loss) per common share — assuming dilution were computed after giving effect to the dilutive effect of stock options and restricted stock units outstanding.

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

In October 2001, the Company sold substantially all of the manufacturing assets and inventory of its building wire business to Southwire for $82 million of cash proceeds and the transfer to the Company of certain datacommunication cable manufacturing equipment. Under the building wire sale agreement, Southwire purchased the inventory and substantially all of the property, plant and equipment located at the Company’s Watkinsville, Georgia and Kingman, Arizona facilities and the wire and cable manufacturing equipment at its Plano, Texas facility. General Cable retained and continues to operate its copper rod mill in Plano, however the Company has closed its Plano wire mill. The assets sold were used in manufacturing building wire products principally for the retail and electrical distribution markets. During the second quarter of 2002, the final purchase price for this transaction was agreed resulting in a de minimis cash payment to Southwire. Proceeds from the transaction have been used to reduce the Company’s outstanding debt.

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

	Ongoing Businesses
	Year Ended December 31,

	2002		2001		2000

	Amount	%	Amount	%	Amount	%

Net sales	$1,453.9	100.0%	$1,651.4	100.0%	$1,778.7	100.0%
Cost of sales	1,287.3	88.5	1,410.7	85.4	1,486.8	83.6

Gross profit	166.6	11.5	240.7	14.6	291.9	16.4
Selling, general and administrative expenses	150.9	10.4	136.4	8.3	161.5	9.1

Operating income	15.7	1.1	104.3	6.3	130.4	7.3
Other income	—	—	8.1	0.5	—	—
Interest expense, net	(42.6)	(2.9)	(43.9)	(2.7)	(45.8)	(2.6)
Other financial costs	(1.1)	(0.1)	(10.4)	(0.6)	—	—

Earnings (loss) from continuing operations before income taxes	(28.0)	(1.9)	58.1	3.5	84.6	4.8
Income tax (provision) benefit	9.9	0.7	(20.6)	(1.2)	(30.1)	(1.7)

Income (loss) from continuing operations	(18.1)	(1.2)	37.5	2.3	54.5	3.1
Loss from discontinued operations (net of tax)	—	—	(6.8)	(0.4)	(7.7)	(0.4)
Loss on disposal of discontinued operations (net of tax)	(5.9)	(0.4)	(32.7)	(2.0)	—	—

Net income (loss)	$(24.0)	(1.7)%	$(2.0)	(0.1)%	$46.8	2.6%

Earnings (loss) of continuing operations per common share—assuming dilution	$(0.55)		$1.13		$1.62

Loss of discontinued operations per common share—assuming dilution	$(0.18)		$(1.19)		$(0.23)

Earnings (loss) of ongoing businesses per common share—assuming dilution	$(0.73)		$(0.06)		$1.39

	Divested Businesses
	Year Ended December 31, 2000

	Amount	%

Net sales	$383.4	100.0%
Cost of sales	383.6	100.0

Gross profit (loss)	(0.2)	—
Selling, general and administrative expenses	96.1	25.1

Operating loss	(96.3)	(25.1)
Interest expense, net	(14.0)	(3.7)
Other financial costs	(3.3)	(0.9)

Loss before income taxes	(113.6)	(29.6)
Income tax benefit	40.4	10.5

Net loss	$(73.2)	(19.1)%

Loss per common share—assuming dilution	$(2.18)

			Total Company
			Year Ended December 31,

	2002		2001		2000

	Amount	%	Amount	%	Amount	%

Net sales	$1,453.9	100.0%	$1,651.4	100.0%	$2,162.1	100.0%
Cost of sales	1,287.3	88.5	1,410.7	85.4	1,870.4	86.5

Gross profit	166.6	11.5	240.7	14.6	291.7	13.5
Selling, general and administrative expenses	150.9	10.4	136.4	8.3	257.6	11.9

Operating income	15.7	1.1	104.3	6.3	34.1	1.6
Other income	—	—	8.1	0.5	—	—
Interest expense, net	(42.6)	(2.9)	(43.9)	(2.7)	(59.8)	(2.8)
Other financial costs	(1.1)	(0.1)	(10.4)	(0.6)	(3.3)	(0.2)

Earnings (loss) from continuing operations before income taxes	(28.0)	(1.9)	58.1	3.5	(29.0)	(1.3)
Income tax (provision) benefit	9.9	0.7	(20.6)	(1.2)	10.3	0.5

Income (loss) from continuing operations	(18.1)	(1.2)	37.5	2.3	(18.7)	(0.9)
Loss from discontinued operations (net of tax)	—	—	(6.8)	(0.4)	(7.7)	(0.4)
Loss on disposal of discontinued operations (net of tax)	(5.9)	(0.4)	(32.7)	(2.0)	—	—

Net loss	$(24.0)	(1.7)%	$(2.0)	(0.1)%	$(26.4)	(1.2)%

Earnings (loss) of continuing operations per common share—assuming dilution	$(0.55)		$1.13		$(0.56)

Loss of discontinued operations per common share—assuming dilution	$(0.18)		$(1.19)		$(0.23)

Loss of total company per common share—assuming dilution	$(0.73)		$(0.06)		$(0.79)

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

	Metal-Adjusted Net Sales
	Year Ended December 31,

		%		%
		of Ongoing		of Ongoing
	2001	Net Sales	2000	Net Sales

Communications Group	$592.0	36%	$615.3	35%
Energy Group	521.8	32	533.8	31
Industrial and Specialty Group	537.6	32	592.9	34

Total ongoing metal-adjusted net sales	1,651.4	100%	1,742.0	100%
Metal adjustment	—		36.7

Total ongoing net sales	$1,651.4		$1,778.7

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

Cash flow provided by operating activities in 2002 was $57.3 million. This reflects net income before depreciation and amortization, deferred income taxes and loss on sale of business of $22.7 million, a $61.5 million decrease in inventories, and a $15.1 million decrease in accounts receivable. The change in deferred income taxes reflects a $37.0 million income tax refund received during the second and third quarters of 2002. This income tax refund was attributable to a 2002 U.S. tax law change that enabled the Company to carryback its 2001 net operating loss, which was recorded as a deferred tax asset at December 31, 2001, to obtain a refund of taxes previously paid. Inventories were reduced during the year by $61.5 million through strong distribution logistics, improved plant schedule attainment and a rebalancing of the Company’s production loads including the furloughing of one plant for the entire fourth quarter. These cash flows were partially offset by a decrease in accounts payable, accrued and other liabilities of $34.0 million and a $8.0 million increase in other assets.

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

Cash flow used by financing activities in 2002 was $16.2 million, primarily reflecting a reduction in long-term debt of $15.4 million, a net decrease in revolving credit borrowings of $2.2 million and $5.0 million of dividends paid to shareholders of common stock during 2002. The cash flow used was partially offset by proceeds from the exercise of stock options of $2.4 million and a net increase in other debt of $4.0 million.

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

Summarized information about the Company’s contractual obligations and commercial commitments as of December 31, 2002 is as follows (in millions):

		Payments Due by Period

		Less than	1 - 3	4 - 5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

Long-term debt	$451.9	$40.8	$104.5	$297.6	$9.0
Operating leases	28.8	10.6	12.9	5.3	—
Commodity futures and forward pricing agreements	99.1	99.1	—	—	—
Foreign currency contracts	29.5	29.5	—	—	—

Total	$609.3	$180.0	$117.4	$302.9	$9.0

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

Conclusions. Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, the Disclosure Controls provide reasonable assurance that the objectives of the control system are met and that the Disclosure Controls are effective to timely alert management to material information relating to the Company during the period when its periodic reports are being prepared.

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

3.	Exhibits as required by Item 601 of Regulation S-K are listed below.

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-22961) of the Company filed with the Securities and Exchange Commission on March 7, 1997, as amended (the “Initial S-1”).
3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Initial S-1).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Initial S-1).
10.2	General Cable Corporation 1998 Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1997).
10.3	General Cable Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Initial S-1).
10.4	General Cable Corporation 1997 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1997).
10.7	Employment Agreement dated May 13, 1997, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.6 to the Initial S-1).
10.8	Amendment dated March 16, 1998 to Employment Agreement dated May 13, 1997, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1997).
10.9	Employment dated May 13, 1997, between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.7 to the Initial S-1).
10.10	Employment Agreement dated May 13, 1997, between Robert J. Siverd and the company (incorporated by reference to Exhibit 10.8 to the Initial S-1).
10.12	Change-in-Control Agreement dated May 13, 1997, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.10 to the Initial S-1).
10.13	Change-in-Control Agreement dated May 13, 1997, between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.11 to the Initial S-1).
10.14	Change-in-Control Agreement Dated May 13, 1997, between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.12 to the Initial S-1).
10.15	Form of Intercompany Agreement among Wassall PLC, Netherlands Cable V.B. and the Company (incorporated by reference to Exhibit 10.14 to the Initial S-1).
10.16	Stock Purchase Agreement dated May 13, 1997, among Wassall PLC, General Cable Industries Inc. and the Company (incorporated by reference to Exhibit 10.15 to the Initial S-1).
10.17	General Cable Corporation Deferred Compensation Plan dated April 1, 1996 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1998).
10.18	Amended and Restated General Cable Corporation Deferred Compensation Plan dated December 14, 1998 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1998).
10.19	Credit Agreement between the Company, Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).
10.20	Amendment dated October 8, 1999 to the Credit Agreement between the Company, Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).
10.22	Employment Agreement dated October 18, 1999, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).
10.23	Employment Agreement dated October 18, 1999, between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.23 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).
10.24	Employment Agreement dated October 18, 1999, between Robert Siverd and the Company (incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.26	Change-in-Control Agreement dated October 18, 1999 between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.26 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).
10.27	Change-in-Control Agreement dated October 18, 1999 between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).
10.28	Change-in-Control Agreement dated October 18, 1999 between Robert Siverd and the Company (incorporated by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).
10.29	BICCGeneral Supplemental Executive Retirement Plan dated December 15, 1999 (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1999).
10.30	BICCGeneral Mid-Term Incentive Plan dated February 1, 2000 (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1999).
10.31	Share Purchase Agreement between General Cable Corporation and Pirelli Cavi e Sistemi S.p.A. dated February 9, 2000 (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1999).
10.32	Second amendment dated March 9, 2000 to the Credit Agreement between the Company, Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Exhibit 10.32 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).
10.33	Amended and Restated Employment Agreement dated April 28, 2000, Stephen Rabinowitz and the Company (incorporated by reference to Exhibit 10.33 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).
10.34	Amended and Restated Employment Agreement dated April 28, 2000, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.34 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).
10.35	Amended and Restated Employment Agreement dated April 28, 2000, between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.35 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).
10.36	Amended and Restated Employment Agreement dated April 28, 2000, between Robert Siverd and the Company (incorporated by reference to Exhibit 10.36 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).
10.38	Amended and Restated Change-in-Control Agreement dated April 28, 2000, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.38 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).
10.39	Amended and Restated Change-in-Control Agreement dated April 28, 2000, between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.39 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).
10.40	Amended and Restated Change-in-Control Agreement dated April 28, 2000 between Robert Siverd and the Company (incorporated by reference to Exhibit 10.40 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).
10.41	Third amendment dated January 24, 2001 to the Credit Agreement between the Company, Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2000).
10.42	General Cable Corporation 2000 Stock Option Plan (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2000).
10.43	Asset Purchase Agreement between Southwire Company and General Cable Industries, Inc. and General Cable Corporation dated September 5, 2001 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 2001).
10.44	Term Sheet dated August 7, 2001, for Retirement and Termination of Employment Agreement dated October 18, 1999, as Amended, between General Cable Corporation and Stephen Rabinowitz (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 2001).
10.45	Amendment dated August 6, 2001, to Employment Agreement between Gregory B. Kenny and General Cable Corporation (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 2001).

10.46	Amendment dated August 6, 2001, to Change-in-Control Agreement between Gregory B. Kenny and General Cable Corporation (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 2001).
10.47	Master Pooling and Servicing Agreement, dated as of May 9, 2001, among General Cable Capital Funding, Inc., General Cable Industries, Inc. and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2001).
10.48	Series 2001-1 Supplement to Master Pooling and Servicing Agreement, dated as of May 9, 2001, among General Cable Capital Funding, Inc., General Cable Industries, Inc. and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2001).
10.49	Series VFC Supplement to Master Pooling and Servicing Agreement, dated as of May 9, 2001, among General Cable Capital Funding, Inc., General Cable Industries, Inc. and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2001).
10.50	Receivables Sale Agreement, dated as of May 9, 2001, between General Cable Industries, Inc. and General Cable Capital Funding, Inc. (incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2001).
10.51	First amendment dated December 21, 2001 to the Series 2001-1 Supplement to Master Pooling and Servicing Agreement dated as of May 9, 2001. (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2001).
10.52	Amendment dated April 19, 2002 to the Credit Agreement between the Company, JP Morgan Chase Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2002).
10.53	Fifth Amendment dated October 11, 2002 to the Credit Agreement between the Company, JP Morgan Chase Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Form 8-K filed on October 14, 2002).
10.54	Sixth Amendment dated December 26, 2002 to the Credit Agreement between the Company, JP Morgan Chase Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (previously filed with Form 10-K for the year ended December 31, 2003).
10.55	General Cable Corporation 2000 Stock Option Plan, amended and restated as of July 30, 2002 (previously filed with Form 10-K for the year ended December 31, 2003).
21.1	List of Subsidiaries of General Cable
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. §1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

none.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Cable Corporation

Signed: August 29, 2003	By:	/s/ GREGORY B. KENNY

Gregory B. Kenny
President and Chief Executive Officer and Director

Signed: August 29, 2003	By:	/s/ CHRISTOPHER F. VIRGULAK

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

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except share data)

ASSETS	December 31,

	2002	2001

Current Assets:
Cash	$29.1	$16.6
Receivables, net of allowances of $11.6 million in 2002 and $11.4 million in 2001	105.9	105.8
Retained interest in accounts receivable	84.8	83.1
Inventories	258.3	315.4
Deferred income taxes	12.2	27.5
Prepaid expenses and other	42.6	23.9

Total current assets	532.9	572.3
Property, plant and equipment, net	323.3	320.9
Deferred income taxes	68.3	65.0
Other non-current assets	48.8	47.1

Total assets	$973.3	$1,005.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$242.1	$249.4
Accrued liabilities	99.2	113.6
Current portion of long-term debt	40.8	39.4

Total current liabilities	382.1	402.4
Long-term debt	411.1	421.0
Deferred income taxes	2.1	2.9
Other liabilities	117.1	74.1

Total liabilities	912.4	900.4

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

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,

	2002	2001	2000

Cash flows of operating activities:
Net loss	$(24.0)	$(2.0)	$(26.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	30.6	35.0	56.0
Foreign currency translation adjustment	—	(8.5)	—
Deferred income taxes	14.4	(16.7)	(0.8)
(Gain) loss on sale of businesses	1.7	(18.3)	—
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Sale of receivables, net of transaction costs paid at closing	—	145.0	—
(Increase) decrease in receivables	15.1	16.6	(34.0)
(Increase) decrease in inventories	61.5	37.3	(52.1)
(Increase) decrease in other assets	(8.0)	3.9	(0.3)
Increase (decrease) in accounts payable, accrued and other liabilities	(34.0)	(109.1)	73.7

Net cash flows of operating activities	57.3	83.2	16.1

Cash flows of investing activities:
Capital expenditures	(31.4)	(54.9)	(56.0)
Acquisitions, net of cash acquired	—	—	(19.0)
Proceeds from sale of businesses, net of cash sold	1.7	141.8	158.1
Proceeds from properties sold	1.6	6.7	0.8
Other, net	(0.5)	(1.7)	(1.0)

Net cash flows of investing activities	(28.6)	91.9	82.9

Cash flows of financing activities:
Dividends paid	(5.0)	(6.6)	(6.7)
Net change in revolving credit borrowings	(2.2)	33.2	47.2
Net change in other debt	4.0	3.2	(14.1)
Issuance of long-term debt	—	—	7.4
Repayment of long-term debt	(15.4)	(209.4)	(139.5)
Acquisition of treasury stock	—	(2.2)	(10.1)
Proceeds from exercise of stock options	2.4	2.1	—

Net cash flows of financing activities	(16.2)	(179.7)	(115.8)

Increase (decrease) in cash	12.5	(4.6)	(16.8)
Cash — beginning of period	16.6	21.2	38.0

Cash — end of period	$29.1	$16.6	$21.2

SUPPLEMENTAL INFORMATION
Income taxes paid, net of (refunds)	$(27.0)	$6.2	$7.8

Interest paid	$44.1	$58.3	$70.7

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(in millions, except share amounts)

						Accumulated
			Add'l			Other	Other
	Common Stock		Paid-In	Treasury	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Stock	Earnings	Income(Loss)	Equity	Total

Balance, December 31, 1999	33,999,633	$0.4	$90.5	$(37.7)	$130.6	$1.6	$(8.1)	$177.3
Comprehensive loss:
Net loss					(26.4)			(26.4)
Foreign currency translation adjustment						(9.0)		(9.0)

Comprehensive loss								(35.4)
Dividends					(6.7)			(6.7)
Purchase of treasury shares	(1,370,225)			(10.1)				(10.1)
Issuance of restricted stock	9,257		0.1				(0.1)	—
Amortization of restricted stock and other			1.1				2.0	3.1
Other	10,634		(0.3)				0.6	0.3

Balance, December 31, 2000	32,649,299	0.4	91.4	(47.8)	97.5	(7.4)	(5.6)	128.5
Comprehensive loss:
Net loss					(2.0)			(2.0)
Foreign currency translation adjustment						(12.9)		(12.9)
Loss on change in fair value of financial instruments, net of tax						(3.7)		(3.7)
Pension adjustments, net of tax						(1.4)		(1.4)
Unrealized investment losses						(0.3)		(0.3)

Comprehensive loss								(20.3)
Dividends					(6.6)			(6.6)
Purchase of treasury shares	(354,800)			(2.2)				(2.2)
Issuance of restricted stock	357,500		2.7				(2.7)	—
Amortization of restricted stock and other			0.2				2.1	2.3
Exercise of stock options	183,876		2.1					2.1
Other	2,352						1.1	1.1

Balance, December 31, 2001	32,838,227	0.4	96.4	(50.0)	88.9	(25.7)	(5.1)	104.9
Comprehensive loss:
Net loss					(24.0)			(24.0)
Foreign currency translation adjustment						11.2		11.2
Loss on change in fair value of financial instruments, net of tax						(0.5)		(0.5)
Pension adjustments, net of tax						(29.2)		(29.2)
Unrealized investment losses						(0.4)		(0.4)

Comprehensive loss								(42.9)
Dividends					(5.0)			(5.0)
Amortization of restricted stock and other			0.9				0.1	1.0
Exercise of stock options	265,359		2.4					2.4
Other	31,416		0.3				0.2	0.5

Balance, December 31, 2002	33,135,002	$0.4	$100.0	$(50.0)	$59.9	$(44.6)	$(4.8)	$60.9

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	General

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Year Ended December 31,

	2002	2001	2000

Net loss, as reported	$(24.0)	$(2.0)	$(26.4)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2.4)	(5.7)	(4.9)

Pro forma net loss	$(26.4)	$(7.7)	$(31.3)

Loss per share:
Basic — as reported	$(0.73)	$(0.06)	$(0.79)
Basic — pro forma	$(0.80)	$(0.23)	$(0.93)
Diluted — as reported	$(0.73)	$(0.06)	$(0.79)
Diluted — pro forma	$(0.80)	$(0.23)	$(0.93)

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

In December of 2002, SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure — an amendment of FASB No. 123” was issued. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires additional disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. General

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cable has elected to not implement the voluntary change to the fair value based method of accounting for stock-based employee compensation, however, the disclosure requirements have been implemented as required.

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

	Key	Impact on fair value of	Impact on fair value of
	Assumptions	20% adverse change	50% adverse change

December 31, 2002:
Days sales outstanding	49 days	$0.3 million	$0.3 million
Interest rate	2.0%	$0.3 million	$0.3 million
December 31, 2001:
Days sales outstanding	51 days	$0.1 million	$0.3 million
Interest rate	2.5%	$0.1 million	$0.3 million

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

9.	Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	December 31,

	2002	2001

Land	$25.1	$22.8
Buildings and leasehold improvements	53.2	53.4
Machinery, equipment and office furnishings	348.5	302.7
Construction in progress	32.5	49.6

	459.3	428.5
Less accumulated depreciation and amortization	(136.0)	(107.6)

	$323.3	$320.9

Depreciation expense totaled $28.1 million, $31.7 million and $52.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Accrued Liabilities

Accrued liabilities consisted of the following (in millions):

	December 31,

	2002	2001

Payroll related accruals	$16.7	$22.3
Accrued restructuring costs	15.2	13.3
Customers’ deposits and prepayments	10.1	11.4
Customer rebates	6.6	8.5
Insurance claims and related expenses	8.0	8.4
Current deferred tax liability	1.8	1.8
Other accrued liabilities	40.8	47.9

	$99.2	$113.6

11.	Restructuring Charges

Changes in accrued restructuring costs were as follows (in millions):

	Severance	Facility
	and Related	Closing
	Costs	Costs	Total

Original provisions	$29.8	$42.9	$72.7
Utilization	(27.2)	(32.2)	(59.4)

Balance, December 31, 2001	2.6	10.7	13.3
Provisions	14.0	10.0	24.0
Utilization	(12.2)	(9.9)	(22.1)

Balance, December 31, 2002	$4.4	$10.8	$15.2

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Long-Term Debt

Long-term debt consisted of the following (in millions):

	December 31,

	2002	2001

Term loans	$337.4	$348.6
Revolving loans	78.2	80.4
Other	36.3	31.4

	451.9	460.4
Less current maturities	40.8	39.4

	$411.1	$421.0

Weighted average interest rates were as follows:

Term loans	6.5%	5.1%
Revolving loans	6.3%	4.9%
Other	6.0%	6.0%

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At December 31, 2002, maturities of long-term debt during each of the years 2003 through 2007 are $40.8 million, $32.9 million, $71.6 million, $134.4 million and $163.2 million, respectively, and $9.0 million thereafter.

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

		Notional	Interest
Interest Rate Derivatives	Period	Amounts	RateRange

Interest Rate Swap	December 2001 to October 2011	$9.0	4.49%
Forward Starting Interest Rate Swaps	January 2003 to December 2004	200.0	4.60 — 4.74%

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The changes in the benefit obligation and plan assets, the funded status of the plan and the amounts recognized in the Consolidated Balance Sheets at December 31, 2002 and 2001 were as follows (in millions):

	2002	2001

Changes in Benefit Obligation:
Beginning benefit obligation	$124.1	$122.1
Acquisitions (divestitures)	6.3	(2.4)
Service cost	2.1	2.6
Interest cost	9.1	8.4
Curtailment gain	(1.9)	(1.3)
Special termination benefits	0.1	1.1
Benefits paid	(12.3)	(10.8)
Amendments	0.1	2.3
Assumption change	10.3	4.8
Actuarial (gain) loss	3.1	(2.7)

Ending benefit obligation	$141.0	$124.1

Changes in Plan Assets:
Beginning fair value of plan assets	$111.9	$116.6
Acquisitions (divestitures)	6.9	(2.4)
Actual return (loss) on plan assets	(20.6)	5.9
Company contributions	3.0	2.6
Benefits paid	(12.3)	(10.8)

Ending fair value of plan assets	$88.9	$111.9

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2002	2001

Reconciliation of Funded Status:
Funded status of the plan	$(52.1)	$(12.2)
Unrecognized net transition obligation	0.5	0.5
Unrecognized actuarial (gain) loss	49.3	7.6
Unrecognized prior service cost	10.1	11.3

Prepaid pension cost	$7.8	$7.2

Amounts Recognized in Consolidated Balance Sheet:
Prepaid pension cost	$0.6	$11.5
Accrued pension liability	(44.6)	(10.9)
Intangible asset	5.1	4.3
Accumulated other comprehensive income	46.7	2.3

Net amount recognized	$7.8	$7.2

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Year Ended December 31,

	2002	2001	2000

Net loss, as reported	$(24.0)	$(2.0)	$(26.4)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2.4)	(5.7)	(4.9)

Pro forma net loss	$(26.4)	$(7.7)	$(31.3)

Loss per share:
Basic — as reported	$(0.73)	$(0.06)	$(0.79)
Basic — pro forma	$(0.80)	$(0.23)	$(0.93)
Diluted — as reported	$(0.73)	$(0.06)	$(0.79)
Diluted — pro forma	$(0.80)	$(0.23)	$(0.93)

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding at December 31, 2002 (options in thousands):

			Weighted
			Average
		Weighted	Remaining		Weighted
Range of	Options	Average	Contractual	Options	Average
Option Prices	Outstanding	Exercise Price	Life	Exercisable	Exercise Price

$7 - $14	2,126	$11.50	6.9	1,020	$11.96
$14 - $21	175	$14.31	6.6	163	$14.17
$21 - $28	443	$23.11	5.6	429	$23.08

As of December 31, 2002, 2001 and 2000, there were 1,612,000, 2,120,000 and 1,706,000 exercisable stock options, respectively.

19.	Shareholders’ Equity

General Cable is authorized to issue 75 million shares of common stock and 25 million shares of preferred stock.

The table below summarizes information about restricted stock awarded during the following years:

	2001	2000

Number of shares awarded	357,500	9,257
Fair value of shares at date issued (in millions)	$2.7	$0.1

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

20.	Earnings (Loss) Per Common Share of Continuing Operations

A reconciliation of the numerator and denominator of earnings (loss) per common share of continuing operations to earnings (loss) per common share of continuing operations assuming dilution for the years ended December 31, is as follows (in millions):

	2002	2001	2000

Earnings (loss) from continuing operations per common share:
Income (loss) from continuing operations (1)	$(18.1)	$37.5	$(18.7)
Weighted average shares outstanding (2)	33.0	32.8	33.6
Earnings (loss) from continuing operations per common share	$(0.55)	$1.14	$(0.56)
Earnings (loss) from continuing operations per common share — assuming dilution:
Income (loss) from continuing operations (1)	$(18.1)	$37.5	$(18.7)
Weighted average shares outstanding	33.0	32.8	33.6
Dilutive effect of stock options and restricted stock units	—	0.3	—

Total shares (2)	33.0	33.1	33.6
Earnings (loss) from continuing operations per common share — assuming dilution	$(0.55)	$1.13	$(0.56)
(1) Numerator
(2) Denominator

The earnings (loss) per common share — assuming dilution computation excludes the impact of 2.7 million, 3.0 million and 2.3 million stock options and restricted stock units in 2002, 2001 and 2000, respectively, because their impact was anti-dilutive.

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

Segment net sales represent sales to external customers. Segment operating income represents profit from continuing operations before interest income, interest expense, other financial costs or income taxes. The operating loss included in corporate for 2002 consisted of $21.2 million related to the closure of two manufacturing plants, a $1.7 million loss on the sale of a non-strategic United Kingdom-based specialty cables business, a $3.6 million charge to reduce to fair value certain assets contributed to the

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company’s Fiber Optic joint venture, and $6.9 million for severance and related costs for headcount reductions of approximately 140 employees worldwide. The operating loss in corporate for 2001 consisted of a pre-tax gain of $7.0 million related to the divestiture of assets to Pirelli, a pre-tax gain of $23.8 million from the sale of the Pyrotenax business, $4.8 million for the closure of a manufacturing plant, $16.5 million in severance and related charges for a plan to reduce headcount throughout its worldwide operations by approximately 100 employees, $5.5 million loss related to the sale of a non-strategic business which designs and manufactures extrusion tooling and accessories, $7.0 million related to the disposal of inventory as part of the Company’s optimization of its distribution network and $0.8 million for certain other costs. The corporate operating loss for 2000 represents the loss on the sale of certain businesses to Pirelli. See further discussion of corporate charges in Note 4. Depreciation on corporate property has been allocated to the operating segments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company has recorded the operating items discussed in Note 4 in the Corporate Segment rather than reflect such items in the Communications, Energy or Industrial and Specialty Segments operating income. These items are reported in the Corporate Segment because they are not considered in the operating performance evaluation of the Communications, Energy or Industrial and Specialty Segment by the Company’s chief operating decision-maker, its Chief Executive Officer.

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

General Cable has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. Future minimum rental payments required under non-cancelable lease agreements at December 31, 2002 were as follows: 2003 — $10.6 million, 2004 — $7.9 million, 2005 — $5.0 million, 2006 - $4.0 million and 2007 — $1.3 million. Rental expense recorded under operating leases was $10.3 million, $16.2 million and $9.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

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

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2002
Net sales	$361.4	$393.7	$347.4	$351.4
Gross profit	48.1	44.7	37.6	36.2
Income (loss) from continuing operations	4.9	(11.8)	(4.0)	(7.2)
Loss on disposal of discontinued operations (net of tax)	—	(3.9)	—	(2.0)
Net income (loss)	4.9	(15.7)	(4.0)	(9.2)

EPS of Continuing Operations
Earning (loss) per common share	$0.15	$(0.36)	$(0.12)	$(0.22)
Earnings (loss) dilution per common share — assuming dilution	$0.15	$(0.36)	$(0.12)	$(0.22)

EPS of Discontinued Operations
Loss per common share	—	$(0.12)	—	$(0.06)
Loss per common share — assuming dilution	—	$(0.12)	—	$(0.06)

EPS of Total Company
Earnings (loss) per common share	$0.15	$(0.48)	$(0.12)	$(0.28)
Earnings (loss) per common share — assuming dilution	$0.15	$(0.48)	$(0.12)	$(0.28)

GENERAL CABLE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2001
Net sales	$451.7	$449.9	$389.5	$360.3
Gross profit	70.7	73.5	52.3	44.2
Other income	—	8.1	—	—
Income from continuing operations	14.9	17.8	1.4	3.4
Loss from operations of discontinued businesses (net of tax)	(3.4)	(2.6)	(0.8)	—
Loss on disposal of discontinued operations (net of tax)	—	—	(32.7)	—
Net income (loss)	11.5	15.2	(32.1)	3.4

EPS of Continuing Operations
Earnings per common share	$0.46	$0.55	$0.04	$0.10
Earnings dilution per common share — assuming dilution	$0.46	$0.54	$0.04	$0.10

EPS of Discontinued Operations
Loss per common share	$(0.11)	$(0.08)	$(1.02)	—
Loss per common share — assuming dilution	$(0.11)	$(0.08)	$(1.02)	—

EPS of Total Company
Earnings (loss) per common share	$0.35	$0.47	$(0.98)	$0.10
Earnings (loss) per common share — assuming dilution	$0.35	$0.46	$(0.98)	$0.10

Schedule II

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
Accounts Receivable Allowances
(in millions)

	For the Years
	Ended December 31,

	2002	2001	2000
Accounts Receivable Allowances:
Beginning balance	$11.4	$12.6	$16.4
Acquisitions/Divestitures	—	—	(3.1)
Provision	4.3	5.5	2.2
Write-offs	(4.1)	(6.7)	(2.9)

Ending balance	$11.6	$11.4	$12.6

S-1