Form 10-Q/A
period 2003-03-31
GENERAL CABLE CORP /DE/
filed 2003-08-29
CIK 886035

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note:

This Amendment No. 1 to the Company’s Form 10-Q for the period ended March 31, 2003 is being filed to revise the Company’s disclosure in Part I, Item 4 in response to a comment received from the Staff of the Division of Corporation Finance of the Securities and Exchange Commission. In addition, the Company has made a balance sheet reclassification from current liabilities to short term debt to conform to the Company’s current presentation. This amendment does not reflect events occurring subsequent to the original filing date of May 7, 2003.

GENERAL CABLE CORPORATION

INDEX TO QUARTERLY REPORT

ON FORM 10-Q/A

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

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except share data)

ASSETS	March 31,	December 31,
	2003	2002

Current Assets:	(unaudited)
Cash	$16.2	$29.1
Receivables, net of allowances of $13.4 million at March 31, 2003 and $11.6 million at December 31, 2002	129.6	105.9
Retained interest in accounts receivable	78.0	84.8
Inventories	264.9	258.3
Deferred income taxes	12.3	12.2
Prepaid expenses and other	30.1	42.6

Total current assets	531.1	532.9

Property, plant and equipment, net	323.4	323.3
Deferred income taxes	71.7	68.3
Other non-current assets	46.9	48.8

Total assets	$973.1	$973.3

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$257.8	$242.1
Accrued liabilities	102.4	99.2
Current portion of long-term debt	38.1	40.8

Total current liabilities	398.3	382.1

Long-term debt	384.7	411.1
Deferred income taxes	2.9	2.1
Other liabilities	121.8	117.1

Total liabilities	907.7	912.4

Shareholders’ Equity:
Common stock, $0.01 par value:
Issued and outstanding shares:
March 31, 2003 – 33,143,303 (net of 4,754,425 treasury shares) December 31, 2002 – 33,135,002 (net of 4,754,425 treasury shares)	0.4	0.4
Additional paid-in capital	100.2	100.0
Treasury stock	(50.0)	(50.0)
Retained earnings	60.0	59.9
Accumulated other comprehensive loss	(40.4)	(44.6)
Other shareholders’ equity	(4.8)	(4.8)

Total shareholders’ equity	65.4	60.9

Total liabilities and shareholders’ equity	$973.1	$973.3

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in millions, unaudited)

	Three Months Ended
	March 31,

	2003	2002

Cash flows of operating activities:
Net income	$0.1	$4.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8.2	8.0
Deferred income taxes	(2.7)	(0.5)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(12.9)	13.5
Increase in inventories	(3.2)	(11.4)
Decrease in other assets	13.9	3.9
Increase (decrease) in accounts payable, accrued and other liabilities	16.3	(7.2)

Net cash flows of operating activities	19.7	11.2

Cash flows of investing activities:
Proceeds from properties sold	0.3	0.2
Capital expenditures	(3.3)	(6.3)
Other, net	0.9	(0.9)

Net cash flows of investing activities	(2.1)	(7.0)

Cash flows of financing activities:
Dividends paid	—	(1.6)
Net change in revolving credit borrowings	(21.2)	(0.8)
Net change in other debt	(6.7)	5.2
Repayment of long-term debt	(2.6)	(5.3)
Proceeds from exercise of stock options	—	0.5

Net cash flows of financing activities	(30.5)	(2.0)

Increase (decrease) in cash	(12.9)	2.2
Cash-beginning of period	29.1	16.6

Cash-end of period	$16.2	$18.8

SUPPLEMENTAL INFORMATION
Income taxes paid, net of (refunds)	$(13.9)	$0.6

Interest paid	$6.7	$8.3

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

Changes in accrued restructuring costs were as follows (in millions):

	Severance	Facility
	and Related	Closing
	Costs	Costs	Total

Balance – December 31, 2002	$4.4	$10.8	$15.2
Provision	—	—	—
Utilization	(1.0)	(1.2)	(2.2)

Balance – March 31, 2003	$3.4	$9.6	$13.0

6. Long-term Debt

Long-term debt consisted of the following (in millions):

	March 31,	December 31,
	2003	2002

Term loans	$335.7	$337.4
Revolving loans	57.0	78.2
Other	30.1	36.3

	422.8	451.9
Less current maturities	38.1	40.8

	$384.7	$411.1

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

(1)Numerator

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

Cash flow provided by operating activities in the first three months of 2003 was $19.7 million. This reflects net income before depreciation and amortization and deferred income taxes of $5.6 million, a $16.3 million increase in accounts payable, accrued and other liabilities and a $13.9 million decrease in other assets which reflected a refund of income taxes paid in previous years received in the first quarter of 2003. These cash flows were partially offset by an increase in accounts receivable of $12.9 million and an increase in inventories of $3.2 million.

Cash flow used by investing activities was $2.1 million in the first three months of 2003, principally reflecting $3.3 million of capital expenditures. This level of capital spending is 48% below the first three months of 2002 and reflects an intentional effort to limit capital spending given current general economic conditions.

Cash flow used by financing activities in the first three months of 2003 was $30.5 million, reflecting a reduction in long-term debt of $2.6 million, a net decrease in revolving credit borrowings of $21.2 million and a net decrease in other debt of $6.7 million.

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

PART II – Other Information

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

	31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-0xley Act of 2002.
	31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K

	(i)	Form 8K filed on April 23, 2003 including the Company’s first quarter 2003 earnings release.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL CABLE CORPORATION

Date: August 29, 2003	By: s\CHRISTOPHER F. VIRGULAK
Christopher F. Virgulak
Executive Vice President, Chief Financial Officer and Treasurer