Form 10-Q/A
period 2003-06-30
GENERAL CABLE CORP /DE/
filed 2003-08-29
CIK 886035

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

Explanatory Note:

This Amendment No. 1 to the Company’s Form 10-Q for the period ended June 30, 2003 is being filed to revised the Company’s disclosure in Part I, Item 4 in response to a comment received from the Staff of the Division of Corporation Finance of the Securities and Exchange Commission. This amendment does not reflect events occurring subsequent to the original filing date of August 14, 2003.

GENERAL CABLE CORPORATION

INDEX TO QUARTERLY REPORT

ON FORM 10-Q/A

PAGE

PART I Financial Information

Item 4. Controls and Procedures	1

PART II Other Information

Item 6. Exhibits and Reports on Form 8-K	2

Signature	3

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Part I

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

1

Part II

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

          None

2

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL CABLE CORPORATION

Date:	August 29, 2003	By: s\CHRISTOPHER F. VIRGULAK Christopher F. Virgulak Executive Vice President, Chief Financial Officer and Treasurer

3