Form 10-Q
period 2003-09-30
GENERAL CABLE CORP /DE/
filed 2003-11-05
CIK 886035

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2003
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

Yes __X__    No _____


Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes  __X__    No ____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                     Class                      Outstanding at October 20, 2003
                     -----                      -------------------------------
           Common Stock, $0.01 Par Value                   33,120,132

--------------------------------------------------------------------------------

                            GENERAL CABLE CORPORATION

                            INDEX TO QUARTERLY REPORT

                                  ON FORM 10-Q

        PART I         Financial Information                                                            PAGE
                                                                                                        ----
        Item 1.        Consolidated Financial Statements
                         Statements of Operations -
                             For the three and nine months ended September 30, 2003 and 2002               3

                        Balance Sheets -
                            September 30, 2003 and December 31, 2002                                       4

                        Statements of Cash Flows -
                            For the nine months ended September 30, 2003 and 2002                          5

                        Statements of Changes in Shareholders' Equity -
                            For the nine months ended September 30, 2003 and 2002                          6

                        Notes to Consolidated Financial Statements                                         7

        Item 2.        Management's Discussion and Analysis of Financial Condition
                          and Results of Operations                                                        21

        Item 3.        Quantitative and Qualitative Disclosures About Market Risk                          31

        Item 4.        Controls and Procedures                                                             32

        PART II        Other Information

        Item 6.        Exhibits and Reports on Form 8-K                                                    32

        Signature                                                                                          33

                                     GENERAL CABLE CORPORATION AND SUBSIDIARIES
                                        Consolidated Statements of Operations
                                        (in millions, except per share data)
                                                     (unaudited)

                                                                        Three Months Ended       Nine Months Ended
                                                                          September 30,            September 30,
                                                                      --------------------     --------------------
                                                                       2003          2002        2003        2002
                                                                      ------        ------     --------    --------
    Net sales                                                         $382.5        $347.4     $1,133.1    $1,102.5

    Cost of sales                                                      337.1         309.8        998.7       972.1
                                                                      ------        ------     --------    --------

    Gross profit                                                        45.4          37.6        134.4       130.4

    Selling, general and administrative expenses                        31.9          33.5         93.6       116.2
                                                                      -------       ------     --------    --------

    Operating income                                                    13.5           4.1         40.8        14.2

    Interest income (expense):
      Interest expense                                                 (10.4)        (10.5)       (33.1)      (31.9)
      Interest income                                                    0.1           0.2          0.3         0.8
                                                                      -------       ------     --------    --------
                                                                       (10.3)        (10.3)       (32.8)      (31.1)
                                                                      -------       ------     --------    --------


    Income (loss) from continuing operations before income taxes         3.2          (6.2)         8.0       (16.9)
    Income tax (provision) benefit                                      (1.1)          2.2         (2.8)        6.0
                                                                      -------       ------     --------    --------


    Income (loss) from continuing operations                             2.1          (4.0)         5.2       (10.9)

    Loss on disposal of discontinued operations (net of tax)            -              -          -            (3.9)
                                                                      ------        ------     --------    --------
    Net income (loss)                                                 $  2.1        $ (4.0)    $    5.2    $  (14.8)
                                                                      ======        ======     ========    =========


    EPS of Continuing Operations
    ----------------------------
    Earnings (loss) per common share                                  $ 0.06        $(0.12)    $   0.16    $  (0.33)
                                                                      ======        ======     ========    ========
    Weighted average common shares                                      33.1          33.1         33.1        33.0
                                                                      ======        ======     ========    ========


    Earnings (loss) per common share-assuming dilution                $ 0.06        $(0.12)    $   0.16    $  (0.33)
                                                                      ======        ======     ========    ========
    Weighted average common shares-assuming dilution                    33.6          33.1         33.4        33.0
                                                                      ======        ======     ========    ========


    EPS of Discontinued Operations
    ------------------------------
    Loss per common share                                             $    -        $    -     $      -    $  (0.12)
                                                                      ======        ======     ========    ========
    Loss per common share - assuming dilution                         $    -        $    -     $      -    $  (0.12)
                                                                      ======        ======     ========    ========
    EPS of Total Company
    --------------------
    Earnings (loss) per common share                                  $ 0.06        $(0.12)    $   0.16    $  (0.45)
                                                                      ======        ======     ========    ========
    Earnings (loss) per common share - assuming dilution              $ 0.06        $(0.12)    $   0.16    $  (0.45)
                                                                      ======        ======     ========    ========



                            See accompanying Notes to Consolidated Financial Statements.

                                         GENERAL CABLE CORPORATION AND SUBSIDIARIES
                                                 Consolidated Balance Sheets
                                              (in millions, except share data)



ASSETS
------                                                                                       September 30,     December 31,
                                                                                                 2003              2002
                                                                                              -----------         ------
Current Assets:                                                                               (unaudited)
     Cash                                                                                       $ 24.2            $ 29.1
     Receivables, net of allowances of $14.3 million at September 30, 2003
         and $11.6 million at December 31, 2002                                                  141.4             105.9
     Retained interest in accounts receivable                                                     80.9              84.8
     Inventories                                                                                 247.0             258.3
     Deferred income taxes                                                                        12.3              12.2
     Prepaid expenses and other                                                                   24.6              42.6
                                                                                                ------            ------

        Total current assets                                                                     530.4             532.9

Property, plant and equipment, net                                                               326.8             323.3
Deferred income taxes                                                                             74.7              68.3
Other non-current assets                                                                          46.0              48.8
                                                                                                ------            ------

        Total assets                                                                            $977.9            $973.3
                                                                                                ======            ======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities:
   Accounts payable                                                                             $260.0            $242.1
   Accrued liabilities                                                                           103.5              99.2
   Current portion of long-term debt                                                              33.5              40.8
                                                                                                ------            ------
        Total current liabilities                                                                397.0             382.1

Long-term debt                                                                                   370.5             411.1
Deferred income taxes                                                                              2.7               2.1
Other liabilities                                                                                124.1             117.1
                                                                                                ------            ------
        Total liabilities                                                                        894.3             912.4
                                                                                                ------            ------

Shareholders' Equity:
   Common stock, $0.01 par value:
      Issued and outstanding shares:
         September 30, 2003 - 33,083,028 (net of 4,828,225 treasury shares)
         December 31, 2002 - 33,135,002 (net of 4,754,425 treasury shares)                         0.4               0.4
   Additional paid-in capital                                                                    100.2             100.0
   Treasury stock                                                                                (50.4)            (50.0)
   Retained earnings                                                                              65.1              59.9
   Accumulated other comprehensive loss                                                          (28.4)            (44.6)
   Other shareholders' equity                                                                     (3.3)             (4.8)
                                                                                                ------            ------
                Total shareholders' equity                                                        83.6              60.9
                                                                                                ------            ------

                  Total liabilities and shareholders' equity                                    $977.9            $973.3
                                                                                                ======            ======






                                See accompanying Notes to Consolidated Financial Statements.


                                        GENERAL CABLE CORPORATION AND SUBSIDIARIES
                                          Consolidated Statements of Cash Flows
                                                 (in millions, unaudited)



                                                                                                      Nine Months Ended
                                                                                                        September 30,
                                                                                                  ----------------------
                                                                                                   2003            2002
                                                                                                  ------          ------
Cash flows of operating activities:
      Net income (loss)                                                                           $  5.2          $(14.8)
      Adjustments to reconcile net income (loss) to net cash provided by operating activities:
            Depreciation and amortization                                                           23.2            22.8
            Deferred income taxes                                                                   (5.8)           20.0
            Loss on sale of property and business                                                    0.4             1.7
            Changes in operating assets and liabilities:
              (Increase) decrease in receivables                                                   (16.9)           17.8
              Decrease in inventories                                                               22.2            28.3
              Decrease in other assets                                                              19.5             3.4
              Increase (decrease) in accounts payable, accrued and other liabilities                10.4            (3.3)
                                                                                                  ------          ------
                Net cash flows of operating activities                                              58.2            75.9
                                                                                                  ------          ------

Cash flows of investing activities:
       Proceeds from properties sold                                                                 1.9             0.5
       Proceeds from sale of business, net of cash sold                                               -              1.7
       Capital expenditures                                                                        (11.8)          (22.8)
       Repayment of loans from shareholders                                                          1.0             -
       Other, net                                                                                   (1.3)           (0.8)
                                                                                                  ------          ------
                 Net cash flows of investing activities                                            (10.2)          (21.4)
                                                                                                  ------          ------


Cash flows of financing activities:
        Dividends paid                                                                                -             (5.0)
        Net change in revolving credit borrowings                                                  (13.3)          (36.1)
        Net change in other debt                                                                   (25.5)           (0.1)
        Repayment of long-term debt                                                                (14.1)           (9.0)
        Proceeds from exercise of stock options                                                       -              2.4
                                                                                                  ------          ------
               Net cash flows of financing activities                                               (52.9)         (47.8)
                                                                                                  ------          -----

Increase (decrease) in cash                                                                         (4.9)            6.7
Cash-beginning of period                                                                            29.1            16.6
                                                                                                  ------          ------
Cash-end of period                                                                                $ 24.2          $ 23.3
                                                                                                  ======          ======

SUPPLEMENTAL INFORMATION
Cash paid (received) during the period for:
         Income tax refunds, net                                                                  $(13.3)         $(32.8)
                                                                                                  ======          ======
         Interest paid                                                                            $ 26.0          $ 30.5
                                                                                                  ======          ======

                               See accompanying Notes to Consolidated Financial Statements.



                                        GENERAL CABLE CORPORATION AND SUBSIDIARIES
                                Consolidated Statements of Changes in Shareholders' Equity
                                           (in millions, except share amounts)
                                                       (unaudited)





                                                                                           Accumulated
                                      Common Stock      Additional                          Other           Other
                                  --------------------    Paid-In    Treasury   Retained Comprehensive    Shareholders'
                                    Shares       Amount   Capital      Stock    Earnings  Income(Loss)       Equity        Total
                                  ----------     ------   -------     ------    --------- ------------       -------       ------
Balance, December 31, 2001        32,838,227      $0.4    $ 96.4      $(50.0)     $ 88.9     $(25.7)         $ (5.1)       $104.9
Comprehensive loss:
  Net loss                                                                         (14.8)                                   (14.8)
  Foreign currency translation
    adjustment                                                                                  5.0                           5.0
  Change in fair value of
   financial instruments, net
   of tax                                                                                      (1.4)                         (1.4)
                                                                                                                           ------

Comprehensive loss                                                                                                          (11.2)
Dividends                                                                           (5.0)                                    (5.0)
Amortization of restricted
  stock and other                                            0.6                                                0.1           0.7
Exercise of stock options            265,359                 2.4                                                              2.4
Other                                 27,545                 0.2                                                0.1           0.3
                                  ----------      ----    ------      ------      ------     ------          ------        ------

Balance, September 30, 2002       33,131,131      $0.4    $ 99.6      $(50.0)     $ 69.1     $(22.1)          $(4.9)       $ 92.1
                                  ==========      ====    ======      ======      ======     ======          ======        ======


Balance, December 31, 2002        33,135,002      $0.4    $100.0      $(50.0)     $ 59.9     $(44.6)         $(4.8)        $ 60.9
Comprehensive income:
  Net income                                                                         5.2                                      5.2
  Foreign currency translation
    adjustment                                                                                 15.2                          15.2
  Change in fair value of
    financial instruments,
    net of tax                                                                                  1.0                           1.0
                                                                                                                           ------
Comprehensive income                                                                                                         21.4
Amortization of restricted
  stock and other                                            0.4                                                0.1           0.5
Repayment of loans from
  shareholders                       (74,177)               (0.4)       (0.4)                                   1.5           0.7
Other                                 22,203                 0.2                                               (0.1)          0.1
                                  ----------      ----    ------      ------      ------     ------          ------        ------
Balance, September 30, 2003       33,083,028      $0.4    $100.2      $(50.4)     $ 65.1     $(28.4)         $ (3.3)       $ 83.6
                                  ==========      ====    ======      ======      ======     =======         ======        ======







          See accompanying Notes to Consolidated Financial Statements.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   Summary of Accounting Policies
     ------------------------------

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of General Cable Corporation and its wholly-owned subsidiaries. Investments in 50% or less owned joint ventures are accounted for under the equity method of accounting. Other non-current assets included an investment in joint ventures of $3.8 million at September 30, 2003 and December 31, 2002. All transactions and balances among the consolidated companies have been eliminated. Certain reclassifications have been made to the prior year to conform to the current year's presentation.

BASIS OF PRESENTATION The accompanying unaudited consolidated financial statements of General Cable Corporation and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of results that may be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable's 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2003.

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

INVENTORIES Inventories are stated at the lower of cost or market value. The Company determines whether a lower of cost or market provision is required on a quarterly basis by computing whether inventory on hand, on a last-in first-out
(LIFO) basis, can be sold at a profit based upon current selling prices less variable selling costs. No provision was required for the first nine months of 2003 or 2002. In the event that a provision is required in some future period, the Company will determine the amount of the provision by writing down the value of the inventory to the level where its sales, using current selling prices less variable selling costs, will result in a profit.

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

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting For Derivative Instruments and Hedging Activities," as amended, requires that all derivatives be recorded on the balance sheet at fair value. Accounting for changes in the fair value of the derivative depends on the intended use of the derivative and whether it qualifies for hedge accounting.

SFAS No. 133, as applied to General Cable's risk management strategies, may increase or decrease reported net income and shareholders' equity prospectively depending on changes in interest rates and other variables affecting the fair value of derivative instruments and hedged items, but will have no effect on cash flows or economic risk. See further discussion in Note 8.

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

ACCOUNTS RECEIVABLE SECURITIZATION The Company accounts for the securitization of accounts receivable in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." The securitization provides for certain domestic trade receivables to be sold to a wholly owned, special purpose, bankruptcy-remote subsidiary without recourse. This subsidiary in turn transfers the receivables to a trust which has issued floating rate five year certificates. At the time the receivables are sold, the balances are removed from the Consolidated Balance Sheet. Costs associated with the transaction, primarily related to the discount, are included in interest income (expense) in the Consolidated Statement of Operations. At September 30, 2003 and December 31, 2002 the Company's retained interest in accounts receivable and off balance sheet debt, net of cash held in the trust was $80.9 million and $72.8 million; and $84.8 million and $48.5 million, respectively. See further discussion in
Note 4.

STOCK-BASED COMPENSATION   SFAS No. 123, "Accounting for Stock-Based
Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. General Cable has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. No compensation cost for stock options is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Three Months Ended           Nine Months Ended
                                                                            September 30,               September 30,
                                                                         --------------------        --------------------
                                                                         2003           2002         2003           2002
                                                                         ----          ------        -----         ------
Net income (loss) as reported                                           $ 2.1          $ (4.0)       $ 5.2         $(14.8)
Deduct: Total stock-based employee compensation
   expense under fair value based method for all awards,
   net of related tax effects                                             0.5             0.5          1.2            1.3
                                                                        -----          ------        -----         ------
Pro forma net income (loss)                                             $ 1.6          $ (4.5)       $ 4.0         $(16.1)
                                                                        =====          ======        =====         ======

Earnings (loss) per share:
  Basic - as reported                                                   $0.06          $(0.12)       $0.16         $(0.45)
  Basic - pro forma                                                     $0.05          $(0.14)       $0.12         $(0.49)

  Diluted - as reported                                                 $0.06          $(0.12)       $0.16         $(0.45)
  Diluted - pro forma                                                   $0.05          $(0.14)       $0.12         $(0.49)

NEW STANDARDS In December 2002, SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB No. 123" was issued. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires additional disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. General Cable has elected to not implement the voluntary change to the fair value based method of accounting for stock-based employee compensation, however, the disclosure requirements have been implemented as required.

In November 2002, FASB Interpretation (FIN) No. 45 "Guarantor's Accounting Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued. FIN 45 requires that as a company issues a guarantee, it must recognize a liability for the fair value of the obligations it assumes under that guarantee. Application of FIN 45 is required for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 has not had a material affect on the Company's financial position, results of operations or cash flows.

In January 2003, FIN No. 46 " Consolidation of Variable Interest Entities" was issued. FIN 46 is intended to achieve more consistent application of consolidation policies to variable interest entities. FIN 46 applies immediately to all variable interest entities created after January 31, 2003. As directed by FASB Staff Position No. FIN 46-6, the effective date for variable interest entities acquired or created before February 1, 2003 is deferred until December 31, 2003. The adoption of FIN 46 is not expected to have a material affect on the Company's financial position, results of operations or cash flows.

In April 2003, SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued. This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under Statement 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 has not had material affect on the Company's financial position, results of operations or cash flows.

In May 2003, SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" was issued. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 has not had a material affect on the Company's financial position, results of operations or cash flows.

2.   Acquisitions and Divestitures
     -----------------------------

In March 2001, the Company sold the shares of its Pyrotenax business unit to Raychem HTS Canada, Inc., a business unit of Tyco International, Ltd., for $60 million, subject to closing adjustments. The business unit, with operations in Canada and the United Kingdom, principally produced mineral insulated high-temperature cables. During the second quarter of 2002, the final post-closing adjusted purchase price was agreed and resulted in a payment to Tyco International, Ltd. of approximately $2 million during the third quarter of 2002. This payment plus other costs associated with settling the final purchase price was equal to the amount provided for in the Company's balance sheet. The proceeds from the transaction were used to reduce the Company's debt.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


During the second quarter of 2002, General Cable formed a joint venture company to manufacture and market fiber optic cables. General Cable contributed assets, primarily inventory and machinery and equipment, to a subsidiary company which was then contributed to the joint venture in exchange for a $10.2 million note receivable which resulted in a $5.6 million deferred gain on the transaction. The Company will recognize the gain as the note is repaid. At September 30, 2003 and December 31, 2002, other non-current assets included an investment in the joint venture of $3.8 million. The September 30, 2003 and December 31, 2002 balance sheets included a $10.2 million note receivable from the joint venture in other non-current assets and a deferred gain from the initial joint venture formation of $5.6 million in other liabilities.

3.   Discontinued Operations
     -----------------------

During the second quarter of 2002, the Company recorded a $6.0 million pre-tax loss on disposal of discontinued operations. The components of this charge principally related to an estimated lower net realizable value for real estate remaining from the Company's former building wire business unit, a longer than anticipated holding period for three distribution centers with unexpired lease commitments and certain other costs.

4.   Accounts Receivable Asset Backed Securitization
     -----------------------------------------------

In May 2001, the Company completed an Accounts Receivable Asset Backed Securitization Financing transaction ("Securitization Financing"). The Securitization Financing provides for certain domestic trade receivables to be transferred to a wholly-owned, special purpose bankruptcy-remote subsidiary without recourse. This subsidiary in turn transferred the receivables to a trust, which issued, via a private placement, floating rate five-year certificates in an initial amount of $145 million. In addition, a variable certificate component of up to $45 million for seasonal borrowings was also established as a part of the Securitization Financing. This variable certificate component will fluctuate based on the amount of eligible receivables. As a result of the building wire asset sale and the exit from the retail cordsets business, the Securitization Financing program was downsized to $80 million in the first quarter of 2002, through the repayment of a portion of the outstanding certificates. The repayment of the certificates was funded by the collection of the outstanding building wire and retail cordsets accounts receivable. The $45 million seasonal borrowing component was unaffected.

Transfers of receivables under this program are treated as a sale and result in a reduction of total accounts receivable reported on the Company's consolidated balance sheet. The Company continues to service the transferred receivables and receives annual servicing fees from the special purpose subsidiary of approximately 1% of the average receivable balance. The market cost of servicing the receivables offsets the servicing fee income and results in a servicing asset equal to zero. The Company's retained interest in the receivables are carried at their fair value which is estimated as the net realizable value. The net realizable value considers the relatively short liquidation period and an estimated provision for credit losses. The provision for credit losses is determined based on specific identification of uncollectible accounts and the application of historical collection percentages by aging category. The receivables are not subject to prepayment risk. The key assumptions used in measuring the fair value of retained interests at the time of securitization were receivables days sales outstanding of 54 and interest rates on LIBOR based borrowings of 4.92%. At September 30, 2003 and December 31, 2002, key assumptions were receivables days outstanding of 52 and 49, respectively, and interest rates on LIBOR based borrowings of 1.7% and 2.0%, respectively.

At September 30, 2003 and December 31, 2002, the Company's retained interest in accounts receivable and off balance sheet financing, net of cash held in the trust, was $80.9 million and $72.8 million; and $84.8 million and $48.5 million, respectively. The effective interest rate in the Securitization Financing was approximately 1.7% at September 30, 2003 and 2.0% at December 31, 2002.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   Inventories
     -----------

Inventories consisted of the following (in millions):

                                                            September 30,               December 31,
                                                                2003                        2002
                                                               ------                      ------
         Raw materials                                         $ 24.1                      $ 26.1
         Work in process                                         33.3                        33.2
         Finished goods                                         189.6                       199.0
                                                               ------                      ------
            Total                                              $247.0                      $258.3
                                                               ======                      ======

At September 30, 2003 and December 31, 2002, $201.5 million and $214.3 million, respectively, of inventories were valued using the LIFO method. Approximate replacement cost of inventories valued using the LIFO method totaled $196.8 million at September 30, 2003 and $198.1 million at December 31, 2002. If in some future period, the Company were not able to recover the LIFO value of its inventory at a profit when replacement costs were lower than the LIFO value of the inventory, the Company would be required to take a charge to recognize in its income statement all or a portion of the higher LIFO value of the inventory. In 2002, the Company recorded a $2.5 million charge ($1.4 million in the third quarter and $1.1 million in the fourth quarter of 2002) for the liquidation of LIFO inventory in North America as the Company significantly reduced its inventory levels. The Company has further reduced inventory quantities during the third quarter of 2003 and as a result has recorded a $0.8 million charge. The Company expects to further reduce inventory quantities in the fourth quarter of 2003 which is expected to result in an additional LIFO liquidation charge. The LIFO liquidation charge will adversely affect margins, however, the amount of the charge to be incurred in the fourth quarter of 2003 will be dependent upon the quantity of the inventory reduction for the year and the market price of the metals during the period the inventory liquidation occurred.

6.   Restructuring Charges
     ---------------------

During 2001 and 2002, provisions were recorded for various restructuring activities. These provisions related to costs for the closure of manufacturing facilities, worldwide headcount reductions, the elimination of regional distribution centers and certain other costs. The balance of these accrued restructuring costs were $15.2 million at December 31, 2002. During the first nine months of 2003 an additional $1.7 million provision for severance costs related to cost cutting efforts in Europe was recorded. Restructuring provisions of $7.8 million were utilized during the first nine months of 2003.

Changes in accrued restructuring costs were as follows (in millions):

                                                              Severance       Facility
                                                             And Related       Closing
                                                               Costs            Costs      Total
                                                             -----------      --------     -----
         Balance - December 31, 2002                           $  4.4           $10.8      $15.2
           Provision                                              1.7             -          1.7
           Utilization                                           (3.1)           (4.7)      (7.8)
                                                               ------           -----      -----
         Balance - September 30, 2003                          $  3.0           $ 6.1      $ 9.1
                                                               ======           =====      =====


7.   Long-term Debt
     --------------

Long-term debt consisted of the following (in millions):

                                                            September 30,             December 31,
                                                                2003                      2002
                                                            -------------             ------------
         Term loans                                            $326.4                     $337.4
         Revolving loans                                         64.9                       78.2
         Other                                                   12.7                       36.3
                                                               ------                     ------
                                                                404.0                      451.9
         Less current maturities                                 33.5                       40.8
                                                               ------                     ------
                                                               $370.5                     $411.1
                                                               ======                     ======

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The Company's current credit facility was entered into in 1999 with one lead bank as administrative agent, and a syndicate of lenders. The facility, as amended and reduced by prepayments, consists of: 1) term loans in Dollars in an aggregate amount up to $297.5 million, 2) term loans in Dollars and foreign currencies in an aggregate amount up to $28.9 million and 3) revolving loans and letters of credit in Dollars and foreign currencies in an aggregate amount up to $200.0 million. Borrowings are secured by assets of the Company's North American operations and a portion of the stock of its non-North American subsidiaries and are also guaranteed by the Company's principal operating subsidiaries. The credit facility, as amended, restricts certain corporate acts and contains required financial ratios and other covenants.

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

In October 2002, the Company further amended its credit facility through March 2004. The amendment substantially relaxed the Company's financial covenants primarily in response to the ongoing weakness in the Communications segment. Among other provisions, the amendment adjusted the size of the Company's revolving credit facility to $200 million from $250 million, added a new financial covenant tied to minimum quarterly earnings levels and established a contingent payment of approximately $5.2 million to lenders if the total facility commitments are not reduced by at least $100 million by December 15, 2003. As part of the amendment, the Company suspended its quarterly cash dividend of $0.05 per common share for the term of the amendment. One time costs of approximately $4 million were incurred for the amendment and are being amortized over the life of the amendment. The Company will also incur incremental annualized interest costs of approximately $4 million during the amendment period as a result of increased credit spreads. As a result of the completion of the October 2002 amendment, the Company recorded $1.1 million of other financial costs for the write-off of unamortized bank fees. Of the $1.1 million, $0.6 million related to fees paid in April 2002 for a prior amendment, the terms of which were substantially amended by the October amendment and $0.5 million was due to the reduction in borrowing capacity of the revolving portion of the credit facility.

Future compliance with financial covenants will be dependent upon a number of factors, including overall economic activity, future conditions in the Company's principal end markets and the Company's future borrowing requirements.

Scheduled repayments of the term loans began in December 2000 with final maturity in June 2007.

8.   Financial Instruments
     ---------------------

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

General Cable has utilized interest rate swaps and interest rate collars to manage its interest expense exposure by fixing its interest rate on a portion of the Company's floating rate debt. Under the swap agreements, General Cable will typically pay a fixed rate while the counterparty pays to General Cable the difference between the fixed rate and the three-month LIBOR rate.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



During 2001, the Company entered into several interests rate swaps which effectively fixed the LIBOR portion of the interest rates for borrowings under the credit facility and other debt. The swaps outstanding as of September 30, 2003 were as follows (dollars in millions):

                                                                                       Notional      Interest
Interest Rate Derivatives                                Period                         Amounts     Rate Range
-------------------------                     -----------------------------             -------     ------------
   Interest rate swaps                        December 2001 to October 2011                9.0             4.49%
   Interest rate swaps                        January 2003 to December 2003              200.0      4.60 - 4.74%

The Company does not provide or receive any collateral specifically for these contracts. However, all counterparties are members of the lending group and as such participate in the collateral of the credit agreement and are significant financial institutions.

The Company enters into forward exchange contracts principally to hedge the currency fluctuations in certain transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. Principal transactions hedged during the year were firm sales and purchase commitments.

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

9.   Other Shareholders' Equity
     --------------------------
Other shareholders' equity consisted of the following (in millions):

                                                                  September 30,      December 31,
                                                                      2003              2002
                                                                     ------          -----------
             Loans to shareholders                                   $(2.8)            $(4.3)
             Restricted stock                                         (0.5)             (0.5)
                                                                     -----             -----
                  Other shareholders' equity                         $(3.3)            $(4.8)
                                                                     =====             =====

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

In June 2003, all executive officers repaid loans plus interest originally granted under the SLIP in the amount of $1.8 million. The Company accepted as partial payment for the loans common stock owned by the executive officers and restricted stock units previously awarded to them under the SLIP.

In July 2003, the Company approved an extension of the loan maturity for the remaining participants in the SLIP for an additional three years to November 2006, subject in the extension period to a rate of interest of 5.0%.

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  Earnings (Loss) Per Common Share of Continuing Operations
     ---------------------------------------------------------
A reconciliation of the numerator and denominator of earnings (loss) per common share of continuing operations to earnings (loss) per common share of continuing operations assuming dilution is as follows (in millions, except per share amounts):

                                                                        Three Months Ended September 30,
                                                --------------------------------------------------------------------------
                                                                2003                                     2002
                                                ---------------------------------          -------------------------------
                                                                        Per Share                                Per Share
                                                Income(1)     Shares(2)   Amount           Loss(1)     Shares(2)   Amount
                                                ---------     --------- ---------          -------     ---------  --------
Earnings (loss) per common share                  $2.1          33.1      $0.06            $(4.0)         33.1      $(0.12)
Dilutive effect of stock options
  and restricted stock units                       -             0.5        -                -             -           -
                                                  ----          ----      -----            -----          ----      ------
Earnings per common share -
  assuming dilution                               $2.1          33.6      $0.06            $(4.0)         33.1      $(0.12)
                                                  ====          ====      =====            =====          ====      ======

                                                                         Nine Months Ended September 30,
                                                --------------------------------------------------------------------------
                                                         2003                                     2002
                                                ---------------------------------          -------------------------------
                                                                        Per Share                                Per Share
                                                Income(1)     Shares(2)   Amount           Loss(1)     Shares(2)   Amount
                                                ---------     --------- ---------          -------     --------- ---------
Earnings (loss) per common share                  $5.2          33.1      $0.16            $(10.9)        33.0      $(0.33)
Dilutive effect of stock options
  and restricted stock units                        -            0.3        -                -             -           -
                                                  ----          ----      -----            ------         ----      ------
Earnings per common share -
  assuming dilution                               $5.2          33.4      $0.16            $(10.9)        33.0      $(0.33)
                                                  ====          ====      ======           =======        ====      ======

(1) Numerator
(2) Denominator

The earnings per common share-assuming dilution computation excludes the impact of 2.4 million and 2.5 million stock options and restricted stock units in the third quarter and first nine months of 2003, respectively, because their impact was anti-dilutive. In the third quarter and first nine months of 2002, the earnings (loss) per common share-assuming dilution computation also excludes the impact of 3.0 million stock options and restricted stock units for the same reason.

11.  Segment Information
     -------------------

The energy segment manufactures and sells wire and cable products which include low-, medium- and high-voltage power distribution and power transmission products for overhead and buried applications. The industrial & specialty segment manufactures and sells products which conduct electrical current for industrial, OEM, commercial and residential power and control applications. The communications segment manufactures and sells wire and cable products which transmit low-voltage signals for voice, data, video and control applications.

Summarized financial information for the Company's operating segments for the three months and nine months ended September 30, 2003 and 2002 is as follows (in millions). Certain reclassifications have been made to the prior year to conform to the current year segment presentation.

                                                                        Three Months Ended September 30,
                                                ---------------------------------------------------------------------------
                                                                 Industrial &
                                                Energy            Specialty       Communications    Corporate        Total
                                                ------            ---------       --------------    ---------       -------
Net sales:
  2003                                          $138.2             $128.5             $115.8          $  -           $382.5
  2002                                           123.8              116.7              106.9             -            347.4

Operating income (loss):
  2003                                            11.6                0.7                1.8             (0.6)         13.5
  2002                                             8.6                1.3               (2.1)            (3.7)          4.1

                                         GENERAL CABLE CORPORATION AND SUBSIDIARIES
                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                       Nine Months Ended September 30,
                                                --------------------------------------------------------------------------
                                                                Industrial &
                                                Energy           Specialty        Communications    Corporate      Total
                                                ------           ---------        --------------    ---------     --------
Net sales:
  2003                                         $413.5             $395.1              $324.5            $ -       $1,133.1
  2002                                          389.0              383.1               330.4              -        1,102.5

Operating income (loss):
  2003                                           29.4                7.8                 5.3            (1.7)         40.8
  2002                                           28.7                7.5                 6.7           (28.7)         14.2

For the three month and nine month period ended September 30, 2003, the corporate operating loss of $0.6 million and $1.7 million consist of charges for severance related to the Company's ongoing cost cutting efforts in Europe.

The corporate operating loss of $3.7 million for the three month period ended September 30, 2002, included a $0.8 million charge related to the closure of two manufacturing plants in North America and a $2.9 million charge for severance costs. For the nine month period ended September 30, 2002, the corporate operating loss of $28.7 million included a $20.5 million charge related to the closure of two manufacturing plants in North America, a $3.6 million charge to write-down to fair value certain assets contributed to the Company's newly formed fiber optic joint venture, a $2.9 million charge related to severance and severance related costs, and $1.7 million related to the sale of the Company's small, non-strategic United Kingdom based specialty cable business.

The Company has recorded the operating items discussed above in the corporate segment rather than reflect such items in the energy, industrial & specialty or communications segments operating income. These items are reported in the corporate segment because they are not considered in the operating performance evaluation of the energy, industrial & specialty or communications segment by the Company's chief operating decision-maker, its Chief Executive Officer.

Identifiable assets of the Company's operating segments are summarized in the following table (in millions). Corporate assets include cash, deferred income taxes, property, certain prepaid expenses and other non-current assets.

                                                                     September 30,              December 31,
                                                                              2003                      2002
                                                                ------------------          ----------------
                        Energy                                              $260.3                    $229.1
                        Industrial & specialty                               325.4                     289.9
                        Communications                                       309.6                     318.3
                        Corporate                                             82.6                     136.0
                                                                            ------                    ------
                          Total                                             $977.9                    $973.3
                                                                            ======                    ======

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12. Supplemental Guarantor Information
    ----------------------------------

General Cable Corporation (the Issuer) intends to issue and sell $275.0 million of Senior Notes due 2010. General Cable Corporation and its material North American wholly-owned subsidiaries will fully and unconditionally guarantee the notes on a joint and several basis. The Company has not presented separate financial statements and other disclosures concerning the guarantor subsidiaries because management has determined that such information will not be material to the holders of the senior notes. The following consolidating financial information presents information about the Issuer, guarantor subsidiaries and non-guarantor subsidiaries. Initially, all of the Company's subsidiaries will be "restricted subsidiaries" for purposes of the Senior Notes. Investments in subsidiaries are accounted for on the equity basis. Intercompany transactions are eliminated.

Supplemental Consolidating Statements of Operations
(in millions)

                                                               For the Three Months Ended September 30, 2003
                                                    ---------------------------------------------------------------------------
                                                                                       Non-
                                                                    Guarantor        Guarantor
Net sales:                                          Issuer        Subsidiaries      Subsidiaries     Eliminations        Total
                                                    ------        ------------      ------------     ------------        ------
  Customers                                         $    -           $272.4            $110.1          $  -              $382.5
  Intercompany                                         6.7              -                 -              (6.7)               -
                                                    ------           ------            ------          ------            ------
                                                       6.7            272.4             110.1            (6.7)            382.5
Cost of sales                                            -            254.7              89.1            (6.7)            337.1
                                                    ------           ------            ------          ------            ------
Gross profit                                           6.7             17.7              21.0               -              45.4
Selling, general and
  administrative expenses                              4.5             18.7               8.7               -              31.9
                                                    ------           ------            ------          ------            ------
Operating income                                       2.2             (1.0)             12.3               -              13.5
Interest income (expense):
  Interest expense                                    (9.4)           (16.5)             (1.0)           16.5             (10.4)
  Interest income                                     11.1              5.5               -             (16.5)              0.1
                                                    ------           ------            ------          ------            ------
                                                      1.7             (11.0)             (1.0)              -             (10.3)
                                                    ------           ------            ------          ------            ------
Income (loss) from continuing operations
  before income taxes                                  3.9            (12.0)             11.3               -               3.2
Income tax (provision) benefit                        (1.4)             4.3              (4.0)              -              (1.1)
                                                    ------           ------            ------          ------            ------
Income (loss) from continuing operations               2.5             (7.7)              7.3               -               2.1
Loss on disposal of discontinued operations
  (net of tax)                                         -               -                  -                 -                -
                                                    ------           ------            ------          ------            ------
     Net income (loss)                              $  2.5           $ (7.7)           $  7.3          $    -            $  2.1
                                                    ======           ======            ======          ======            ======



                                                               For the Three Months Ended September 30, 2002
                                                   -------------------------------------------------------------------------------
                                                                                       Non-
                                                                    Guarantor        Guarantor
Net sales:                                         Issuer         Subsidiaries      Subsidiaries     Eliminations           Total
                                                   ------         ------------      ------------     ------------          -------
  Customers                                         $ -                $257.1            $ 90.3         $    -              $347.4
  Intercompany                                        7.0                 -                 -               (7.0)              -
                                                  -------             -------          --------          --------          -------
                                                      7.0               257.1              90.3             (7.0)            347.4
Cost of sales                                         -                 242.1              74.7             (7.0)            309.8
                                                  -------             -------          --------          --------          -------
Gross profit                                          7.0                15.0              15.6              -                37.6
Selling, general and
  administrative expenses                             6.3                20.2               7.0              -                33.5
                                                  -------             -------          --------          --------          -------
Operating income                                      0.7                (5.2)              8.6              -                 4.1
Interest income (expense):
  Interest expense                                   (9.4)              (16.1)             (1.5)            16.5             (10.5)
  Interest income                                    11.1                 5.6               -              (16.5)              0.2
                                                  -------             -------          --------          --------          -------
                                                      1.7               (10.5)             (1.5)             -               (10.3)
                                                  -------             -------          --------          --------          -------
Income (loss) from continuing
  operations before income taxes                      2.4               (15.7)              7.1              -                (6.2)
Income tax (provision) benefit                       (0.9)                5.6              (2.5)             -                 2.2
                                                  -------             -------          --------          --------          -------
Income (loss) from continuing operations              1.5               (10.1)              4.6              -                (4.0)
Loss on disposal of discontinued
  operations (net of tax)                             -                   -                 -                -                 -
                                                  -------             -------          --------          --------          -------
     Net income (loss)                              $ 1.5             $ (10.1)          $   4.6          $   -             $  (4.0)
                                                  =======             =======           =======          =======           =======

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Supplemental Consolidating Statements of Operations
(in millions)

                                                               For the Nine Months Ended September 30, 2003
                                                 ----------------------------------------------------------------------------------
                                                                                       Non-
                                                                  Guarantor         Guarantor
Net sales:                                       Issuer         Subsidiaries       Subsidiaries      Eliminations           Total
                                                 ------         ------------       ------------      ------------          --------
  Customers                                    $    -                $793.3            $ 339.8          $    -             $1,133.1
  Intercompany                                     19.7                 -                  -               (19.7)               -
                                               --------              ------            -------          --------           --------
                                                   19.7               793.3              339.8             (19.7)           1,133.1
Cost of sales                                       -                 740.0              278.4             (19.7)             998.7
                                               --------              ------            -------          --------           --------
Gross profit                                       19.7                53.3               61.4               -                134.4
Selling, general and
  administrative expenses                          16.2                48.7               28.7               -                 93.6
                                               --------              ------            -------          --------           --------
Operating income                                    3.5                 4.6               32.7               -                 40.8
Interest income (expense):
  Interest expense                                (28.1)              (50.4)              (4.0)             49.4              (33.1)
  Interest income                                  33.3                16.4                -               (49.4)               0.3
                                               --------              ------           --------           -------           --------
                                                    5.2               (34.0)              (4.0)              -                (32.8)
                                               --------              ------            -------          --------           --------

Income (loss) from continuing
  operations before income taxes                    8.7               (29.4)              28.7               -                  8.0
Income tax (provision) benefit                     (3.1)               10.5              (10.2)              -                 (2.8)
                                               --------              ------            -------          --------           --------
Income (loss) from continuing
  operations                                        5.6               (18.9)              18.5               -                  5.2
Loss from operations of discontinued
  operations (net of tax)                           -                   -                  -                 -                    -
                                               --------              ------            -------          --------           --------
     Net income (loss)                         $    5.6              $(18.9)           $  18.5          $    -             $    5.2
                                               ========              =======           =======          ========           ========


                                                                For the Nine Months Ended September 30, 2002
                                                  --------------------------------------------------------------------------------
                                                                                       Non-
                                                                  Guarantor         Guarantor
Net sales:                                        Issuer        Subsidiaries       Subsidiaries         Eliminations        Total
                                                  ------        ------------       ------------         ------------      --------
  Customers                                     $    -               $825.9              $276.6           $    -          $1,102.5
  Intercompany                                      18.9                -                   -              (18.9)               -
                                                --------             ------              ------           ------          --------
                                                    18.9              825.9               276.6            (18.9)          1,102.5
Cost of sales                                        -                760.2               230.8            (18.9)            972.1
                                                --------             ------              ------           ------          --------
Gross profit                                        18.9               65.7                45.8              -               130.4
Selling, general and
  administrative expenses                           16.9               77.8                21.5              -               116.2
                                                --------             ------              ------           ------          --------
Operating income                                     2.0              (12.1)               24.3              -                14.2
Interest income (expense):
  Interest expense                                 (28.1)             (48.4)               (4.8)            49.4             (31.9)
  Interest income                                   33.3               16.8                 0.1            (49.4)              0.8
                                                --------             ------              ------           ------          --------
                                                     5.2              (31.6)               (4.7)             -               (31.1)
                                                --------             ------              ------           ------          --------
Income (loss) from continuing
  operations before income taxes                     7.2              (43.7)               19.6              -               (16.9)
Income tax (provision) benefit                      (2.6)              15.6                (7.0)             -                 6.0
                                                --------             ------              ------           ------          --------
Income (loss) from continuing
operations                                           4.6              (28.1)               12.6              -               (10.9)
Loss on disposal of discontinued
  operations (net of tax)                            -                 (3.9)                -                -                (3.9)
                                                --------             ------              ------           ------          --------
     Net income (loss)                          $    4.6             $(32.0)             $ 12.6           $   -           $  (14.8)
                                                ========             ======              ======           ======          ========

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Supplemental Consolidating Balance Sheets
(in millions)

                                                                       September 30, 2003
                                                  --------------------------------------------------------------------------------
                                                                                      Non-
                                                                 Guarantor         Guarantor
                                                  Issuer       Subsidiaries       Subsidiaries       Eliminations          Total
                                                  ------       ------------       ------------       ------------          -----
ASSETS
Current assets:
  Cash                                            $  -                $  8.5             $ 15.7          $   -               $ 24.2
  Receivables, net of allowances                     -                   9.4              132.0              -                141.4
  Retained interest in accounts receivable           -                  80.9                -                -                 80.9
  Inventories                                        -                 135.6              111.4              -                247.0
  Deferred income taxes                              -                  12.2                0.1              -                 12.3
  Prepaid expenses and other                         1.3                22.6                0.7              -                 24.6
                                                  ------              ------             ------          -------             ------
       Total current assets                          1.3               269.2              259.9              -                530.4
  Property, plant and equipment, net                 0.4               237.0               89.4              -                326.8
  Deferred income taxes                             (3.1)               81.5               (3.7)             -                 74.7
  Intercompany accounts                            462.4                 -                  3.9           (466.3)               -
  Investment in subsidiaries                        33.8               345.2                -             (379.0)               -
  Other non-current assets                           7.3                37.6                1.1              -                 46.0
                                                  ------              ------             ------          -------             ------
      Total assets                                $502.1              $970.5             $350.6          $(845.3)            $977.9
                                                  ======              ======             ======          =======             ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                $  -                $117.6             $142.4          $   -               $260.0
  Accrued liabilities                               12.1                75.3               16.1              -                103.5
  Current portion of long-term debt                  -                  18.3               15.2              -                 33.5
                                                  ------              ------             ------          -------             ------
       Total current liabilities                    12.1               211.2              173.7              -                397.0
Long-term debt                                     297.9                49.8               22.8              -                370.5
Deferred income taxes                                -                   2.4                0.3              -                  2.7
Intercompany accounts                                0.5               465.8                -             (466.3)               -
Other liabilities                                   32.9                78.0               13.2              -                124.1
                                                  ------              ------             ------          -------             ------
       Total liabilities                           343.4               807.2              210.0           (466.3)             894.3
Total shareholders' equity                         158.7               163.3              140.6           (379.0)              83.6
                                                  ------              ------             ------          -------             ------
Total liabilities and shareholders' equity        $502.1              $970.5             $350.6          $(845.3)            $977.9
                                                  ======              ======             ======          =======             ======


                                                                         December 31, 2002
                                                  --------------------------------------------------------------------------------
                                                                                      Non-
                                                                   Guarantor         Guarantor
                                                   Issuer        Subsidiaries       Subsidiaries       Eliminations           Total
                                                   ------        ------------       ------------       ------------           -----
ASSETS
Current assets:
  Cash                                             $  -              $    8.1            $ 21.0            $  -              $ 29.1
  Receivables, net of allowances                      -                   7.4              98.5               -               105.9
  Retained interest in accounts receivable            -                  84.8               -                 -                84.8
  Inventories                                         -                 149.5             108.8               -               258.3
  Deferred income taxes                               -                  12.2               -                 -                12.2
  Prepaid expenses and other                          1.3                40.4               0.9               -                42.6
                                                   ------            --------            ------            -------           ------
       Total current assets                           1.3               302.4             229.2               -               532.9
  Property, plant and equipment, net                  0.5               249.9              72.9               -               323.3
  Deferred income taxes                              (3.6)               78.1              (6.2)              -                68.3
  Intercompany accounts                             451.8                 -                24.3             (476.1)             -
  Investment in subsidiaries                         33.8               345.2               -               (379.0)             -
  Other non-current assets                            8.8                38.9               1.1               -                48.8
                                                   ------            --------            ------            -------           ------
      Total assets                                 $492.6            $1,014.5            $321.3            $(855.1)          $973.3
                                                   ======            ========            ======            =======           ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                 $  -              $  112.2            $129.9            $  -              $242.1
  Accrued liabilities                                 5.6                77.4              16.2               -                99.2
  Current portion of long-term debt                   -                  13.0              27.8               -                40.8
                                                   ------            --------            ------            --------           ------
       Total current liabilities                      5.6               202.6             173.9               -               382.1
Long-term debt                                      304.1                77.4              29.6               -               411.1
Deferred income taxes                                 -                   1.9               0.2               -                 2.1
Intercompany accounts                                 -                 476.1               -               (476.1)             -
Other liabilities                                    32.9                78.2               6.0               -               117.1
                                                   ------            --------            ------            --------           ------
       Total liabilities                            342.6               836.2             209.7             (476.1)           912.4
Total shareholders' equity                          150.0               178.3             111.6             (379.0)            60.9
                                                   ------            --------            ------            --------          ------
Total liabilities and shareholders' equity         $492.6            $1,014.5            $321.3            $(855.1)          $973.3
                                                   ======            ========            ======            ========          ======

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Supplemental Consolidating Cash Flows
(in millions)

                                                               For the Nine Months Ended September 30, 2003
                                                  --------------------------------------------------------------------------------
                                                                                       Non-
                                                                  Guarantor         Guarantor
Cash flows of operating activities:               Issuer        Subsidiaries       Subsidiaries       Eliminations          Total
                                                  ------        ------------       ------------       ------------          -----
  Net income (loss)                               $  5.6             $ (18.9)           $  18.5              -              $  5.2
  Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
     Depreciation and amortization                   0.6                21.3                1.3              -                23.2
     Deferred income taxes                          (0.5)               (2.8)              (2.5)             -                (5.8)
     (Gain) loss on sale of business                  -                  0.3                0.1              -                 0.4
     Changes in operating assets and
       liabilities, net of effect of
       acquisitions and divestitures:
         (Increase) decrease in receivables           -                  1.9              (18.8)             -               (16.9)
         (Increase) decrease in inventories           -                 14.8                7.4              -                22.2
         (Increase) decrease in other assets         1.5                17.6                0.4              -                19.5
         Increase (decrease) in accounts
           payable, accrued and other
           liabilities                               8.1                 5.2               (2.9)             -                10.4
                                                  ------             -------            -------       ------------           -----
     Net cash flows of operating activities         15.3                39.4                3.5              -                58.2
                                                  ------             -------            -------       ------------           -----
Cash flows of investing activities:
  Capital expenditures                                -                 (6.1)              (5.7)             -               (11.8)
  Proceeds from properties sold                       -                  1.9                -                -                 1.9
  Repayment of loans from shareholders               1.0                -                   -                -                 1.0
  Other, net                                          -                 (1.3)               -                -                (1.3)
                                                  ------             -------            -------       ------------           -----
     Net cash flows of investing activities          1.0                (5.5)              (5.7)             -               (10.2)
                                                  ------             -------            -------       ------------           -----
Cash flows of financing activities:
  Intercompany accounts                            (10.1)               (8.1)              18.2              -                 -
  Net changes in revolving credit borrowings        (6.2)               (7.1)               -                -               (13.3)
  Net change in other debt                            -                 (6.6)             (18.9)             -               (25.5)
  Repayment of long-term debt                         -                (11.7)              (2.4)             -               (14.1)
                                                  ------             -------            -------       ------------           -----
     Net cash flows of financing activities        (16.3)              (33.5)              (3.1)             -               (52.9)
                                                  ------             -------            -------       ------------           -----
Increase (decrease) in cash                           -                  0.4               (5.3)             -                (4.9)
Cash - beginning of period                            -                  8.1               21.0              -                29.1
                                                  ------             -------            -------       ------------           -----
Cash - end of period                              $   -              $   8.5            $  15.7          $   -              $ 24.2
                                                  ======             =======            =======          =====              ======

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Supplemental Consolidating Cash Flows
(in millions)

                                                               For the Nine Months Ended September 30, 2002
                                                  ----------------------------------------------------------------------------------
                                                                                        Non-
                                                                  Guarantor           Guarantor
Cash flows of operating activities:               Issuer         Subsidiaries       Subsidiaries       Eliminations          Total
                                                  ------         ------------       ------------       ------------         --------
  Net income (loss)                                $  4.6              $(32.0)            $ 12.6           $   -             $(14.8)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
      Depreciation and amortization                   0.7                21.9                0.2               -               22.8
      Deferred income taxes                          (0.8)               22.0               (1.2)              -               20.0
      (Gain) loss on sale of business                 -                   1.7                -                 -                1.7
      Changes in operating assets and
        liabilities, net of effect of
        acquisitions and divestitures:
          (Increase) decrease in receivables          -                  17.6                0.2               -               17.8
          (Increase) decrease in inventories          -                  37.0               (8.7)              -               28.3
          (Increase) decrease in other assets         0.5                 2.2                0.7               -                3.4
          Increase (decrease) in accounts
            payable, accrued and other
            liabilities                              (0.9)              (11.8)               9.4               -               (3.3)
                                                   ------              ------             ------          ------            -------
     Net cash flows of operating activities           4.1                58.6               13.2               -               75.9
                                                   ------              ------             ------          ------            -------
Cash flows of investing activities:
  Capital expenditures                                -                 (13.4)              (9.4)              -              (22.8)
  Proceeds from sale of businesses,
     net of cash sold                                 -                   1.7                -                 -                1.7
  Proceeds from properties sold                       -                   0.1                0.4               -                0.5
  Other, net                                          -                  (0.8)               -                 -               (0.8)
                                                   ------              ------             ------          ------            -------
     Net cash flows of investing activities           -                 (12.4)              (9.0)              -              (21.4)
                                                   ------              ------             ------          ------            -------
Cash flows of financing activities:
  Dividends paid                                     (5.0)                -                  -                 -               (5.0)
  Intercompany accounts                              11.7               (16.5)               4.8               -                -
  Net changes in revolving credit
   borrowings                                       (13.1)              (23.0)               -                 -              (36.1)
  Net change in other debt                            -                  (0.1)               -                 -               (0.1)
  Repayment of long-term debt                         -                  (4.6)              (4.4)              -               (9.0)
  Proceeds from exercise of stock options             2.4                 -                  -                 -                2.4
                                                   ------              ------             ------          ------            --------
     Net cash flows of financing activities          (4.0)              (44.2)               0.4               -              (47.8)
                                                   ------              ------             ------          ------            --------
Increase (decrease) in cash                           0.1                 2.0                4.6               -                6.7
Cash - beginning of period                            -                   6.8                9.8               -               16.6
                                                   ------              ------             ------          ------            -------
Cash - end of period                               $  0.1              $  8.8             $ 14.4          $    -             $ 23.3
                                                   ======              ======             ======          ======             ======

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES

                                     ITEM 2

                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

General

General Cable Corporation is a leader in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for the energy, industrial & specialty and communications markets. Energy cables include low-, medium- and high-voltage power distribution and power transmission products. Industrial and specialty wire and cable products conduct electrical current for industrial and commercial power and control applications. Communications wire and cable products transmit low-voltage signals for voice, data, video and control applications.

Statements in this report, including without limitation statements regarding future financial results, performance and earnings growth and trends, future product demand, market, industry and customer spending upturn, market size and outlook, future expectations or operational results, industry inventory situations, cost savings, litigation exposure, debt reduction and future orders and their size, are considered forward-looking statements. Readers should take notice and be aware of these forward-looking statements as they are not statements of historical fact or events which will probably or certainly occur. We call your attention in this regard to important factors that could cause actual results to differ materially from those discussed in the forward-looking statements. These include: economic and political consequences resulting from the September 2001 terrorist attack, the war with Iraq and any further terrorist attacks or armed hostilities worldwide, domestic and local country price competition, and other competitive pressures; general economic conditions, particularly in construction; changes in customer purchase patterns in our business segments; the Company's ability to retain key customers and distributors; the Company's ability to increase manufacturing capacity and productivity; the Company's ability to successfully complete and integrate acquisitions and divestitures; the Company's ability to obtain credit facilities and changes to facilities as market conditions warrant; interest rate changes; the cost of raw materials, including copper and aluminum; foreign currency exchange rate fluctuations; the level of demand, product mix and capital spending for products serving various segments of the communications markets; the Company's ability to successfully introduce new or enhanced products; the impact of technological changes and the impact or threat of competing technologies; the impact of changes in industry standards and the regulatory environment; the outcome of any pending litigation against the Company; and the effects and impacts of acts of terrorism carried out in domestic and foreign countries, which relate to our personnel, facilities and businesses.

General Cable operates its businesses in three main geographic regions: 1) North America, 2) Europe and 3) Oceania. The following table sets forth net sales and operating income by geographic region for the periods presented, in millions of dollars.

                                                  Three Months Ended September 30,         Nine Months Ended September 30,
                                                  --------------------------------      ------------------------------------
                                                   2003      %      2002       %          2003       %        2002       %
                                                  ------    ---    ------     ---        --------   ---     --------    ---
Net sales
    North America                                 $272.4     71%   $257.1      74%      $  793.3     70%    $  825.9     75%
    Europe                                          89.1     23      74.4      21          277.9     25        232.0     21
    Oceania                                         21.0      6      15.9       5           61.9      5         44.6      4
                                                  ------    ---    ------     ---       --------    ---     --------    ---
       Total net sales                            $382.5    100%   $347.4     100%      $1,133.1    100%    $1,102.5    100%
                                                  ======           ======               ========            ========

Operating income
    North America                                 $  1.2      9%   $ (1.3)    (17)%     $    8.1     19%    $   18.1     42%
    Europe                                          10.8     77       7.3      94           27.6     65         20.4     48
    Oceania                                          2.1     14       1.8      23            6.8     16          4.4     10
                                                  ------    ---    ------     ---       --------    ---     --------    ---
      Subtotal excluding corporate charges          14.1    100%      7.8     100%          42.5    100%        42.9    100%
    Corporate charges                               (0.6)            (3.7)                  (1.7)              (28.7)
                                                  ------           ------               --------            --------
         Total operating income                   $ 13.5           $  4.1               $   40.8            $   14.2
                                                  ======           ======               ========            ========

Cash flow from operations in North America accounted for 94% and 83% of our total cash flow from operations for the nine months ended September 30, 2002 and 2003, respectively. Cash flow from operations in Europe and Oceania accounted for 17% and 6% of our total cash flow from operations for the nine months ended September 30, 2002 and 2003.

The change in net sales for the third quarter of 2003 compared to the same quarter of 2002 includes the impact of foreign currency exchange rate changes. The net impact of foreign currency exchange rate changes for the three months ended September 30, 2003 in North America is $2.9 million favorable, $10.9 million favorable in Europe and $3.6 million favorable in Oceania. The impact of foreign currency exchange rate changes for the nine months ended September 30, 2003 included $5.6 million favorable in North America, $46.6 million favorable in Europe and $10.2 million favorable in Oceania.

Approximately ninety percent of net sales in Europe and Oceania are derived from energy and industrial & specialty segment sales. As a result, these businesses have not been significantly impacted by the global telecommunications spending downturn and the European business specifically is currently benefiting from medium voltage energy cable capacity shortage in Europe and a shift towards environmentally friendly cables.

General Cable's reported net sales are directly influenced by the price of copper and to a lesser extent aluminum. The price of copper and aluminum has historically been subject to considerable volatility, with the daily selling price of copper cathode on the COMEX averaging $0.80 per pound in the third quarter of 2003 and $0.69 per pound in the third quarter of 2002 and the daily selling price of aluminum rod averaging $0.68 per pound in the third quarter of 2003 and $0.62 per pound in the third quarter of 2002. The daily selling price of copper cathode on the COMEX averaged $0.77 per pound in the first nine months of 2003 and $0.72 per pound in the first nine months of 2002 and the daily selling price of aluminum rod averaged $0.67 in the first nine months of 2003 and $0.65 in the first nine months of 2002. General Cable generally passes changes in copper and aluminum prices along to its customers, although there are timing delays of varying lengths depending upon the type of product, competitive conditions and particular customer arrangements. As a result of this and a number of practices intended to match copper and aluminum purchases with sales, General Cable's profitability has generally not been significantly affected by changes in copper and aluminum prices. General Cable does not engage in speculative metals trading or other speculative activities. Also, the Company does not engage in activities to hedge the underlying value of its copper and aluminum inventory.

General Cable generally experiences certain seasonal trends in sales and cash flow. Larger amounts of cash are generally required during the first and second quarters of the year to build inventories in anticipation of higher demand during the spring and summer months, when construction activity increases. In general, receivables related to higher sales activity during the spring and summer months are collected during the fourth quarter of the year.

Current Business Environment and Outlook

General Cable is operating in a difficult business environment. The wire and cable industry is competitive, mature and cost driven. In many business segments, there is little differentiation among industry participants from a manufacturing or technology standpoint. In addition to these general industry conditions, in the industrial & specialty segment, industrial construction spending in North America, which influences industrial cable demand, is significantly less than the last ten-years' peak level. However, this segment is also experiencing stable demand for cables utilized in industrial repairs and maintenance and in the automotive aftermarket business. The communications segment has experienced a significant decline from historical spending levels for outside plant telecommunications products and a weak market for switching/local area networking cables. We believe sales for communications wire and cable products will increase over time because current levels of spending by the Company's communications wire and cable customers are insufficient to maintain their network infrastructures. In addition, the 2003 power outages in the United States, Canada and Europe emphasized the need to upgrade the power transmission infrastructure used by electric utilities, which may, over time cause an increase in demand for the Company's products.

The Company believes its investment in Lean Six Sigma training, coupled with effectively utilized manufacturing assets, provides a cost advantage compared to many of its competitors and generates costs savings which help offset rising raw material prices and other general economic cost increases. In addition, the Company's customer and supplier integration capabilities, one-stop selling and geographic and product diversity are sources of competitive advantage. As a result, General Cable believes it is well positioned, relative to its competitors, in the current difficult business environment.

As part of its ongoing efforts to reduce its total operating costs, the Company continuously evaluates its ability to more efficiently utilize its existing manufacturing capacity. Such evaluation includes the costs associated with and benefits to be derived from the combination of existing manufacturing assets into fewer plant locations and the possible outsourcing of certain manufacturing processes. During the first quarter of 2001, the Company closed one of its communication cable plants and incurred a pre-tax charge of approximately $4.8 million in that quarter. In the second quarter of 2002, the Company incurred a pre-tax charge of $19.2 million in conjunction with the closure of two additional communication cables plants.

The Company is currently in the process of closing one of its North American manufacturing facilities, which is expected to result in approximately $7 million of costs in the fourth quarter of 2003, of which approximately $4 million will be cash costs. In addition, the Company is evaluating closures of two additional North American facilities. The Company plans to announce the results of these evaluations either in the fourth quarter of 2003 or early next year and would take additional charges over the period the operations are wound down should the Company decide to rationalize these two facilities. The costs to rationalize these facilities could approximate $20 million, with cash costs of approximately one-third this amount.

The Company anticipates lower sales in the fourth quarter of 2003 compared to the third quarter, which in part reflects historical seasonality, and also expects an unfavorable impact on earnings of expected lower production volumes as the Company continues to reduce inventories. Net income is expected to be approximately breakeven for the fourth quarter of 2003 before giving effect to plant rationalizations and the refinancing described under liquidity and capital resources. Our results in the fourth quarter of 2003 could also be impacted by variations in customer order patterns as a result of year end budgeting considerations.

The Company's expectations related to future financial results are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and must be viewed in light of the discussion above with respect to forward-looking statements. We caution you not to place undue reliance on these expectations due to various risks including, without limitation, decreases in our customers' capital spending from their current levels in the U.S. and other markets in which we operate; reductions or delays in customer orders for our products; increases in the price of, or decreases in the price or availability of, our supply of raw materials used in our manufacturing process; changes in our expectations relating to inventory reductions; and other risks identified in the above discussion of forward-looking statements.

Acquisitions and Divestitures

General Cable actively seeks to identify key trends in the industry, which allows the Company to migrate its businesses to capitalize on expanding and new niche markets or exit declining or non-strategic markets in order to achieve better returns. The Company also sets aggressive performance targets for its businesses and will refocus or divest those which fail to meet targets or do not fit the Company's long-term strategies.

In March 2001, the Company sold the shares of its Pyrotenax business unit to Raychem HTS Canada, Inc., a business unit of Tyco International, Ltd., for $60 million, subject to closing adjustments. The business unit, with operations in Canada and the United Kingdom, principally produced mineral insulated high-temperature cables. During the second quarter of 2002, the final post-closing adjusted purchase price was agreed and resulted in a payment to Tyco International, Ltd. of approximately $2 million during the third quarter of 2002. This payment plus other costs associated with settling the final purchase price was equal to the amount provided for in the Company's balance sheet. The proceeds from the transaction were used to reduce the Company's debt.

During the second quarter of 2002, General Cable formed a joint venture company to manufacture and market fiber optic cables. General Cable contributed assets, primarily inventory and machinery and equipment, to a subsidiary company which was then contributed to the joint venture in exchange for a $10.2 million note receivable which resulted in a $5.6 million deferred gain on the transaction. The Company will recognize the gain as the note is repaid. At September 30, 2003 and December 31, 2002, other non-current assets included an investment in the joint venture of $3.8 million. The September 30, 2003 and December 31, 2002 balance sheets included a $10.2 million note receivable from the joint venture in other non-current assets and a deferred gain from the initial joint venture formation of $5.6 million in other liabilities.

Significant Accounting Policies

Management's Discussion and Analysis of the Financial Condition and Results of Operations are based on the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements. The application of these policies requires management to make estimates and judgements that affect the amounts reflected in the financial statements. Management based its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The critical judgments impacting the financial statements include determinations with respect to inventory valuation, pension accounting and valuation allowances for deferred income taxes.

General Cable utilizes the last-in first-out (LIFO) method of inventory accounting for its metals inventory. The Company's use of the LIFO method results in its income statement reflecting the current costs of metals, while metals inventories in the balance sheet are valued at historical costs as the LIFO layers were created. As a result of declining copper prices, the historic LIFO cost of the Company's copper inventory exceeded its replacement cost by approximately $5 million at September 30, 2003. If the Company were not able to recover the LIFO value of its inventory at a profit in some future period when replacement costs were lower than the LIFO value of the inventory, the Company would be required to take a charge to recognize in its income statement all or a portion of the higher LIFO value of the inventory. Additionally, if LIFO inventory quantities were reduced in a period when replacement costs were lower than the LIFO value of the inventory, the Company would experience a decline in reported earnings. In 2002, the Company recorded a $2.5 million charge ($1.4 million in the third quarter and $1.1 million in the fourth quarter of 2002) for the liquidation of LIFO inventory in North America as the Company significantly reduced its inventory levels. The Company has further reduced inventory quantities during the third quarter of 2003 and as a result has recorded a $0.8 million charge. The Company expects to further reduce inventory quantities in the fourth quarter of 2003 which is expected to result in an additional LIFO liquidation charge. The LIFO liquidation charge will adversely affect margins, however, the amount of the charge to be incurred in the fourth quarter of 2003 will be dependent upon the quantity of the inventory reduction for the year and the market price of the metals during the period the inventory liquidation occurred.

Pension expense for the defined benefit pension plans sponsored by General Cable is determined based upon a number of actuarial assumptions, including an expected long-term rate of return on assets of 9.0%. This assumption was based on input from the Company's actuaries, including their review of historical 10 year, 20 year, and 25 year rates of inflation and real rates of return on various broad equity and bond indices in conjunction with the diversification of the asset portfolio. The expected long-term rate of return on assets is based on an asset allocation assumption of 65% allocated to equity investments, with an expected real rate of return of 7%, and 35% allocated to fixed-income investments, with an expected real rate of return of 3%, and an assumed long-term rate of inflation of 3.5%. Because of market fluctuations, the actual asset allocation as of September 30, 2003 was 76% of equity investments and 24% of fixed-income investments. Management believes that their long-term asset allocation on average will approximate the actuarial assumption and that a 9.0% long-term rate of return is a reasonable assumption.

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

The determination of future pension obligations utilizes a discount rate based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency which are expected to be available during the period to maturity of the projected pension benefit obligations, and input from the Company's actuaries. The discount rate used at December 31, 2002 was 6.5%.

The Company evaluates its actuarial assumptions, at least annually, and adjusts them as necessary. Due to the effect of the unrecognized actuarial losses based on an expected rate of return on plan assets of 9.0%, a discount rate of 6.5% and various other assumptions, the Company estimates that pension expense for the Company's defined benefit plans will be approximately $7.7 million in 2003. In 2004, pension expense is expected to increase $0.6 million from 2003. A 1% decrease in the assumed discount rate would increase pension expense by approximately $0.8 million. Future pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the populations participating in the plans. In the event that actual results differ from the actuarial assumptions, the funded status of the defined benefit plans may change and any such deficiency could result in a charge to equity and an increase in future pension expense and cash contributions.

General Cable records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in an amount that was in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. At September 30, 2003 and December 31, 2002, the valuation allowance was $19.2 million.

Results of Operations

Three Months Ended September 30, 2003 Compared with Three Months Ended September 30, 2002

Net income was $2.1 million, or $0.06 on a per diluted share basis in the third quarter of 2003 compared to a net loss of $(4.0) million, or $(0.12) per diluted share, in the third quarter of 2002. The net income for the third quarter of 2003 includes a pre-tax charge of $0.8 million for the liquidation of LIFO inventories and a pre-tax corporate charge of $0.6 million for severance related to the Company's ongoing cost cutting efforts in Europe. The net loss of $(4.0) million for the third quarter of 2002 includes a pre-tax charge of $1.4 million for the liquidation of LIFO inventories and a pre-tax corporate charge of $0.8 million related to the closure of two manufacturing plants in North America and $2.9 million related to severance costs.

     Net Sales

The following table sets forth metal-adjusted net sales by segment, in millions of dollars. Net sales for the third quarter of 2002 have been adjusted to reflect the 2003 third quarter copper COMEX average of $0.80 per pound and the aluminum rod average of $0.68 per pound.


                                                                            Metal-Adjusted Net Sales
                                                                        Three Months Ended September 30,
                                                                  --------------------------------------------------
                                                                               % of                         % of
                                                                   2003      Net Sales          2002       Net Sales
                                                                  ------     ---------         ------      ---------
          Energy                                                  $138.2         36%           $128.7         36%
          Industrial & specialty                                   128.5         34             120.4         33
          Communications                                           115.8         30             110.0         31
                                                                  ------        ---            ------        ---
                 Total metal-adjusted net sales                    382.5        100%            359.1        100%
          Metal adjustment                                             -                        (11.7)
                                                                  ------                       ------
                 Total net sales                                  $382.5                       $347.4
                                                                  ======                       ======

Net sales increased 10% to $382.5 million in the third quarter of 2003 from $347.4 million in the third quarter of 2002. The net sales increase included an approximately $17.4 million favorable impact of foreign currency exchange rate changes from the third quarter of 2002 to the third quarter of 2003, principally related to the Company's European operations. After adjusting 2002 net sales to reflect the $0.11 increase in the average COMEX price per pound of copper and the $0.06 increase in the average aluminum rod price per pound in the third quarter of 2003, net sales increased 7% to $382.5 million, from $359.1 million in 2002. The increase in metal-adjusted net sales reflects a 7% increase in the energy segment, a 7% increase in the industrial & specialty segment and a 5% increase in the communications segment.

The 7% increase in metal-adjusted net sales for the energy segment reflects a 20% increase in net sales in the Company's international operations and a 2% increase in net sales in the North American business. The increase in the international business is due in part to the favorable impact of foreign currency exchange rate changes and increased sales from new contract awards throughout Europe. Demand from North American customers for bare overhead cables and medium voltage distribution cables began to strengthen in the third quarter of 2003 versus the same period in the prior year. The Company anticipates that sales volume should improve over time as utility customers address capital projects that were previously deferred. These capital projects include enhancements to the power transmission and distribution grid. However, the release of projects has not occurred as quickly as expected. Management believes the timing of these projects has slowed in anticipation of pending energy legislation which is being discussed in the United States. This legislation could provide future regulatory relief and allow North American utility companies to earn an adequate rate of return on their investment in upgrading the transmission grid infrastructure.

The 7% increase in metal-adjusted net sales in the industrial & specialty segment was primarily due to a 14% increase in sales in the Company's international operations due to the ongoing rollout of the environmentally friendly, flexible zero-halogen cables in Europe and the favorable impact of foreign currency exchange rate changes. Additionally, net sales of the Company's domestic automotive aftermarket business increased 20% from the third quarter of 2002. These increases were partially offset by a 5% decrease in net sales of cables utilized primarily in new industrial construction in North America, a result of continued weak demand in the general industrial sector. Net sales in North America of industrial cables utilized in repairs and maintenance were flat in total compared to the third quarter of 2002 primarily the result of a decrease in outsourced low-margin products which offset an 8% increase in cord products.

The 5% increase in the communications segment metal-adjusted net sales primarily relates to a 16% increase in telephone exchange cable sales. In addition, the Company's international operations net sales increased 22% and the electronics business increased 11% compared to the third quarter of 2002. Customer demand for telephone exchange cable strengthened during the third quarter of 2003 compared to the third quarter of 2002 and remained at a consistent level with the second quarter of 2003. As a result of the Company's position as a low cost producer, these products have historically been one of the Company's most profitable businesses. The timing of the resumption of sales of telephone exchange cables to the telephone operating companies to more historic levels is unknown and represents a significant area of uncertainty with regard to the Company's future financial performance. These sales increases were partially offset by a 17% decrease in net sales of data communication cables as information technology infrastructure spending in North America continues to be constrained.

     Selling, General and Administrative Expense

Selling, general and administrative expense decreased to $31.9 million in the third quarter of 2003 from $33.5 million in the third quarter of 2002. The decrease primarily reflects the impact of actions taken to reduce fixed SG&A expense and controllable spending, partially offset by increased medical and pension related costs experienced in 2003 and the impact of increased SG&A expense in the Company's European operations as a result of foreign currency exchange rate changes. In addition, SG&A expense includes $0.6 million and $2.9 million for the third quarter of 2003 and 2002, respectively, for severance charges related principally to the Company's European operations.

     Operating Income

The following table sets forth operating income by segment, in millions of dollars.


                                                                            Operating Income (Loss)
                                                                        Three Months Ended September 30,
                                                                  --------------------------------------------------
                                                                                % of                         % of
                                                                             Operating                     Operating
                                                                   2003       Income           2002         Income
                                                                  ------     ---------        ------       ---------
          Energy                                                   $11.6         82%           $8.6           110%
          Industrial & specialty                                     0.7          5             1.3            17
          Communications                                             1.8         13            (2.1)          (27)
                                                                   -----        ---            ----           ---
              Subtotal excluding corporate charges                  14.1        100%            7.8           100%
          Corporate charges                                         (0.6)                      (3.7)
                                                                   -----                       ----
                Total operating income                             $13.5                       $4.1
                                                                   =====                       ====

Operating income of $13.5 million in the third quarter of 2003 increased from operating income of $4.1 million in the third quarter of 2002. Operating income increased primarily as a result of the Company's cost containment programs, strong performance from the Company's European operations and the favorable impact of foreign currency exchange rate changes. These increases were partially offset by unrecovered increased raw material costs (primarily polyethylene) and higher pension and employee fringe benefit costs. Reduced corporate charges (as discussed above) and a $0.6 million reduction in the LIFO liquidation charge year over year also contributed to the increase in operating income in the third quarter of 2003. Operating income was also negatively impacted during both quarters as a result of unabsorbed overhead costs as the Company reduced its inventory levels during both periods.

     Interest Expense

Net interest expense was $10.3 million in the third quarter of 2003 and the third quarter of 2002. Lower average net borrowings under the Company's credit facility and lower interest rates on the floating rate portion of debt were offset by a higher credit spread for the Company's borrowings due to an October 2002 credit facility amendment and the amortization of bank fees related to the amendment.

     Tax Rates

The Company's effective tax rate for 2003 and 2002 was 35.5%.

Nine Months Ended September 30, 2003 Compared with Nine Months Ended September 30, 2002

Net income was $5.2 million, or $0.16 on a per diluted share basis in the first nine months of 2003 compared to a net loss of $(14.8) million, or $(0.45) per diluted share, in the first nine months of 2002. The net income for the first nine months of 2003 includes a pre-tax charge of $0.8 million for the liquidation of LIFO inventory quantities in North America and a pre-tax corporate charge of $1.7 million for severance related to the Company's ongoing cost cutting efforts in Europe. The first nine months of 2002 net loss of $(14.8) million includes a pre-tax charge of $1.4 million for the liquidation of LIFO inventories and pre-tax corporate charges of $20.5 million to close two manufacturing plants in North America, $3.6 million to reduce to fair value certain assets contributed to the Company's Fiber Optic joint venture created in the second quarter, a $2.9 million charge related to severance costs, and $1.7 million related to the sale of the Company's small non-strategic, United Kingdom based specialty cables business. The first nine months of 2002 net loss of $(14.8) million also includes a $6.0 million discontinued operations pre-tax charge principally related to an estimated lower net realizable value for real estate remaining from the Company's former building wire business, a longer than anticipated holding period for three distribution centers with unexpired lease commitments and certain other costs.

     Net Sales

The following table sets forth metal-adjusted net sales by segment in millions of dollars. Net sales for the first nine months of 2002 have been adjusted to reflect the first nine months of 2003 copper COMEX average price of $0.77 and the aluminum rod average price of $0.67 per pound.

                                                                            Metal-Adjusted Net Sales
                                                                        Nine Months Ended September 30,
                                                                ----------------------------------------------------
                                                                               % of                          % of
                                                                  2003       Net Sales         2002        Net Sales
                                                                --------     ---------       --------      ---------
          Energy                                                $  413.5         36          $  396.8          35
          Industrial & specialty                                   395.1         35             388.8          35
          Communications                                           324.5         29             335.0          30
                                                                --------        ---          --------         ---
                 Total metal-adjusted net sales                  1,133.1        100%          1,120.6         100%
          Metal adjustment                                             -                        (18.1)
                                                                --------                     --------
                 Total net sales                                $1,133.1                     $1,102.5
                                                                ========                     ========

Net sales increased 3% to $1,133.1 million in the first nine months of 2003 from $1,102.5 million in the first nine months of 2002. The net sales increase included $62.4 million favorable impact of foreign currency exchange rate changes principally related to the Company's European operations. After adjusting 2002 net sales to reflect the $0.05 increase in the average monthly COMEX price per pound of copper and the $0.02 increase in the average aluminum rod price per pound in the first nine months of 2003, net sales increased 1% to $1,133.1 million, up from $1,120.6 million in 2002. The increase in metal-adjusted net sales reflects a 4% increase in the energy segment, a 2% increase in the industrial & specialty segment and 3% decrease in the communications segment.

The 4% increase in metal-adjusted net sales for the energy segment reflects a 24% increase in net sales in the Company's international operations, partially offset by a 3% decrease in net sales in North America. The Company's international operations have benefited from increased sales resulting from new contract awards throughout Europe and a favorable impact from changes in foreign currency exchange rates. The North American net sales decrease reflects lower sales volume, however, during third quarter of 2003, customer demand strengthened versus the same period in the prior year. The Company anticipates that sales volume for North American customers should continue to improve over time as utility customers address capital projects that were previously deferred. These capital projects include enhancements to the power transmission and distribution grid. However, in the first nine months of 2003 projects were not released as quickly as expected. Management believes the timing of these projects has slowed in anticipation of pending energy legislation in the United States. This legislation could provide future regulatory relief and allow North American utility companies to earn an adequate rate of return on their investment in upgrading the transmission grid infrastructure. The sales volume in the first quarter of 2003 was also negatively impacted by unseasonable weather in the Midwest and Northeast, which affected the Company's customers ability to install cables.

The 2% increase in metal-adjusted net sales in the industrial & specialty segment was principally due to a 17% increase in the Company's international operations, growth in the Company's domestic automotive aftermarket business and an increase in sales of industrial cables utilized in repairs and maintenance. The increase in net sales of the Company's international operations includes a favorable impact from changes in foreign currency exchange rates and the introduction of environmentally friendly cables in Europe, an area in which the Company's European operation is a leader. These increases were partially offset by a 20% decrease in net sales of the North American industrial business, the result of the continued weakness in demand for cables utilized in new industrial construction and other major infrastructure projects, which is expected to continue through 2003.

The 3% decrease in the communications segment metal-adjusted net sales principally relates to a decrease in North American sales volume of telephone exchange cable and data communication cable. Metal-adjusted net sales of telephone exchange cable were off 5% for the first nine months of 2003 compared to the same period in 2002. However, during the third quarter of 2003, customer demand strengthened compared to the same period in the prior year. As a result of the Company's position as a low cost producer, these products have historically been one of the Company's most profitable business segments. The timing of the resumption of sales of telephone exchange cables to the telephone operating companies to more historic levels is unknown and represents a significant area of uncertainty with regard to the Company's future financial performance. The sales volume decrease in data communication cables is the result of information technology infrastructure spending being constrained.

     Selling, General and Administrative Expense

Selling, general and administrative expense decreased to $93.6 million in the first nine months of 2003 from $116.2 million in the first nine months of 2002. This decrease reflects the impact of actions taken to reduce fixed SG&A expense and controllable spending. These actions were partially offset by increased medical and pension related costs experienced during 2003 and the impact of increased SG&A expense in the Company's European operations as a result of foreign currency exchange rate changes. In addition, SG&A expense includes $1.7 million of severance costs related to the Company's European operations in the first nine months of 2003 and $23.8 million of corporate charges, primarily relating to the closure of manufacturing plants and severance costs, for the same period in 2002.

     Operating Income

The following table sets forth operating income by segment, in millions of dollars.

                                                                                Operating Income
                                                                        Nine Months Ended September 30,
                                                                   -----------------------------------------------
                                                                               % of                         % of
                                                                            Operating                    Operating
                                                                    2003     Income              2002     Income
                                                                   -----    ---------           -----    ---------
          Energy                                                   $29.4        69%             $28.7        67%
          Industrial & specialty                                     7.8        18                7.5        17
          Communications                                             5.3        13                6.7        16
                                                                  ------       ---              -----       ---
              Subtotal excluding corporate charges                  42.5       100%              42.9       100%
          Corporate charges                                         (1.7)                       (28.7)
                                                                  -------                       -----
                Total operating income                             $40.8                        $14.2
                                                                   =====                        =====

Operating income of $40.8 million for the first nine months of 2003 increased from $14.2 million for the first nine months of 2002. This increase is primarily the result of reduced corporate charges in 2003, as discussed above. Operating income also increased due to the Company's ongoing cost reduction initiatives in SG&A and manufacturing, strong performance from the Company's European operations, the favorable impact of foreign currency exchange rate changes and a $0.6 million reduction in the LIFO liquidation charge incurred in 2003 compared to 2002. Offsetting these increases were reduced selling prices in the North American communications and, to a lesser extent, energy segments and reduced North American sales volume. Additionally, increased raw material costs (most notably polyethylene) which were not fully recovered during the 2003 nine month period and higher pension and employee fringe benefit costs negatively impacted operating income.

     Interest Expense

Net interest expense increased to $32.8 million in the first nine months of 2003 from $31.1 million in 2002. The increase in interest expense is primarily the result of a higher credit spread for the Company's borrowings due to the October 2002 credit facility amendment and the amortization of bank fees related to the amendment, partially offset by lower average net borrowings and lower interest rates on the floating rate portion of the Company's debt.

     Tax Rates

The Company's effective tax rate for 2003 and 2002 was 35.5%.

Liquidity and Capital Resources

In general, General Cable requires cash for working capital, capital expenditures, debt repayment, interest and taxes. General Cable's working capital requirements increase when it experiences strong incremental demand for product and/or significant copper and aluminum price increases. Based upon historical experience and the expected availability of funds under the credit facility, the Company believes that its sources of liquidity will be sufficient to enable it to meet its cash requirements for working capital, capital expenditures, debt repayment, interest and taxes for at least the next twelve months. This belief is based on the Company's current outlook which is not dependent upon a recovery for the next twelve months in the communications or industrial markets we serve.

The Company intends to refinance its existing credit facility and its Securitization Financing. The refinancing is expected to be comprised of (1) a $240.0 million Senior Secured Revolving Credit Facility, (2) $275.0 million of Senior Notes, (3) $75.0 million of redeemable convertible preferred stock and
(4) $50.0 million of common stock. The exact amount raised in each of the financings above will depend on the market conditions and will be determined at the time of the pricing of the transactions. All of the transactions are planned to be executed concurrently and will be contingent on the successful completion of each component of the refinancing. There can be no assurance that these transactions will be consummated.

General Cable Corporation is a holding company with no operations of its own. All of the Company's operations are conducted, and net sales are generated, by subsidiaries and investments of the Company. Accordingly, the Company's cash flows depend on the cash flows of the operations, in particular the North American operations upon which the Company has historically depended most. However, the Company's ability to use cash flow from its European operations, if necessary, will likely be adversely affected by limitations on the Company's ability to repatriate such earnings tax efficiently.

Cash flow provided by operating activities in the first nine months of 2003 was $58.2 million. This reflects net income before depreciation and amortization, deferred income taxes and loss on the sale of property of $23.0 million, a $10.4 million increase in accounts payable, accrued and other liabilities, a $19.5 million decrease in other assets which includes a $13.9 million refund of income taxes paid in previous years received in the first quarter of 2003 and a decrease in inventory of $22.2 million. Inventories were reduced through strong distribution logistics, improved plant schedule attainment and a rebalancing of our production loads with net sales results. These cash flows were partially offset by an increase in accounts receivable of $16.9 million due to the normal seasonality of the Company's business reflecting increased construction activity in the summer. In the comparable period in the prior year, the Company had a decrease in receivables which primarily reflected the benefit from the collection of receivables from the Company's former building wire business.

Cash flow used by investing activities was $10.2 million in the first nine months of 2003, principally reflecting $11.8 million of capital expenditures. This level of capital spending is about 50% below the same period of 2002 and reflects an intentional effort to limit capital spending given current general economic conditions. The Company anticipates capital spending to be approximately $8 million in the fourth quarter of 2003 and $30 million in 2004. Additionally, $1.9 million of proceeds were received from the sale of a former manufacturing facility and $1.0 million of cash was received in partial payment of loans plus interest from shareholders.

Cash flow used by financing activities in the first nine months of 2003 was $52.9 million, reflecting the repayment of long-term debt of $14.1 million, a net decrease in revolving credit borrowings of $13.3 million and a $25.5 million net decrease in other debt, principally related to the Company's European operations' short term borrowings.

The Company's current credit facility was entered into in 1999 with one lead bank as administrative agent and a syndicate of lenders. The facility, as amended and reduced by prepayments, consists of: 1) term loans in Dollars in an aggregate amount up to $297.5 million, 2) term loans in Dollars and foreign currencies in an aggregate amount up to $28.9 million and 3) revolving loans and letters of credit in Dollars and foreign currencies in an aggregate amount up to $200.0 million. Borrowings are secured by assets of the Company's North American operations and a portion of the stock of its non-North American subsidiaries and are also guaranteed by the Company's principal domestic operating subsidiaries. The credit facility, as amended, restricts certain corporate acts and contains required minimum financial ratios and other covenants.

Borrowings under the credit facility were $391.3 million at September 30, 2003. Loans under the credit facility bear interest, at the Company's option, at (i) a spread over LIBOR or (ii) a spread over the Alternate Base Rate, which is defined as the higher of (a) the agent's Prime Rate, (b) the secondary market rate for certificates of deposit (adjusted for reserve requirements) plus 1% or
(c) the Federal Funds Effective Rate plus 1/2 of 1%.

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

In October 2002, the Company further amended its credit facility which is effective through March 2004. The amendment substantially relaxed the Company's financial covenants primarily in response to the ongoing weakness in the Communications segment. Among other provisions, the amendment adjusted the size of the Company's revolving credit facility to $200 million from $250 million, added a new financial covenant tied to minimum earnings levels and established a contingent payment of approximately $5.2 million to the lenders if the total facility commitments are not reduced by at least $100 million by December 15, 2003. The Company is actively pursuing other financing arrangements in excess of the $100 million target in addition to generating cash from operations in 2003 and currently believes this contingent payment will not be required. However, no assurance can be given that such contingent payment will not be required. As part of the amendment, the Company suspended its quarterly cash dividend of $0.05 per common share for the term of the amendment. One time costs of approximately $4 million were incurred for the amendment and are being amortized over the life of the amendment. The Company will also incur incremental annualized interest costs of approximately $4 million during the amendment period as a result of increased credit spreads. As a result of the completion of the October 2002 amendment, the Company recorded $1.1 million of other financial costs for the write-off of unamortized bank fees. Of the $1.1 million, $0.6 million related to fees paid in April 2002 for a prior amendment, the terms of which were substantially amended by the October amendment and $0.5 million was due to the reduction in borrowing capacity of the revolving portion of the credit facility.

Future compliance with financial covenants will be dependent upon a number of factors, including overall economic activity, future conditions in the Company's principal end markets and the Company's future borrowing requirements.

The Company's European operations participate in arrangements with several European financial institutions who provide extended accounts payable terms on an uncommitted basis. In general, the arrangements provide for accounts payable terms of up to 180 days. At September 30, 2003, the arrangements had a maximum availability limit of the equivalent of approximately $94 million, of which approximately $77 million was drawn. At December 31, 2002, the arrangements had a maximum availability limit of the equivalent of approximately $105 million, of which approximately $88 million was drawn. Should the availability under these arrangements be reduced or terminated, the Company would be required to negotiate longer payment terms or repay the outstanding obligations with its suppliers under this arrangement over 180 days and seek alternative financing arrangements which could increase interest expense. There can be no assurance that the Company will be able to obtain such financing if needed. The Company also has an approximately $25 million uncommitted facility in Europe, which allows it to sell at a discount, with limited recourse, a portion of its accounts receivable to a financial institution. Under the Company's current credit facility, borrowings under this facility are limited to $20 million. At September 30, 2003, this accounts receivable facility was not drawn upon.

During the fourth quarter of 2002, as a result of declining returns in the investment portfolio of its defined benefit pension plan, the Company was required to record a minimum pension liability equal to the under funded status of its plan. At December 31, 2002, the Company recorded an after-tax charge of $29.2 million to accumulated other comprehensive income in the equity section of its balance sheet. The Company will experience an increase in its future pension expense and in its cash contributions to its defined benefit pension plan. Pension expense in 2003 is expected to increase by approximately $5.7 million compared to 2002 and the Company's required cash contributions are expected to increase by $2.9 million from $3.0 million in 2002. In 2004, pension expense is expected to increase $0.6 million from 2003 and cash contributions are expected to increase an additional $6.6 million from 2003.

Summarized information about the Company's contractual obligations and commercial commitments as of September 30, 2003 is as follows (in millions) of dollars:

                                                                                    Payments Due by Period
                                                                  -----------------------------------------------------------
                                                                              Less than      1 - 3        4 - 5     After 5
    Contractual Obligations                                         Total       1 year       Years        Years      Years
    -----------------------                                         -----     ---------      -----        -----     -------
    Long-term debt                                                 $404.0      $ 33.5       $166.5       $195.0       $9.0
    Operating leases                                                 25.0         8.0         16.2          0.8          -
    Commodity futures and forward pricing agreements                 47.7        47.1          0.6            -          -
    Foreign currency contracts                                       33.1        30.0          3.1            -          -
                                                                   ------      ------       ------       ------       ----
       Total                                                       $509.8      $118.6       $186.4       $195.8       $9.0
                                                                   ======      ======       ======       ======       ====

The Company anticipates being able to meet its obligations as they come due.

Off Balance Sheet Assets and Obligations

In May 2001, the Company completed an Accounts Receivable Asset Backed Securitization Financing transaction ("Securitization Financing"). The Securitization Financing provides for certain domestic trade receivables to be sold to a wholly-owned, special purpose, bankruptcy-remote subsidiary without recourse. This subsidiary in turn transfers the receivables to a trust which issued floating rate five-year certificates in an initial amount of $145 million. The proceeds from the initial transfer were utilized to reduce term debt. The Company can utilize this facility to finance any future growth in eligible receivables. In addition, a variable certificate component of up to $45 million for seasonal borrowings was established as part of the Securitization Financing. This variable certificate component will fluctuate based on the amount of eligible receivables. Sales of receivables under this program result in a reduction of total accounts receivable reported on the

Company's consolidated balance sheet. The Company's retained interest in the receivables is carried at their fair value which is estimated as the net realizable value. The net realizable value considers the relatively short liquidation period and includes an estimated provision for credit losses. The five-year certificates bear a weighted average interest rate of 57 basis points over LIBOR.

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

At September 30, 2003 and December 31, 2002 the off balance sheet debt, net of cash held in the trust, was $72.8 million and $48.5 million, respectively. This off balance sheet debt is fully collateralized by accounts receivable and cash held in the trust.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

The notional amounts and fair values of these financial instruments at September 30, 2003 and December 31, 2002, are shown below (in millions). The carrying amount of the financial instruments was a liability of $(5.3) million at September 30, 2003 and $(6.8) million at December 31, 2002.

                                                           September 30,               December 31,
                                                               2003                        2002
                                                       -------------------         --------------------
                                                       Notional       Fair         Notional      Fair
                                                        Amount       Value          Amount       Value
                                                       --------      ------        --------     -------
              Interest rate swaps                        $209.0      $(4.4)          $  9.0      $(0.9)
              Forward starting interest rate swaps            -          -            200.0       (6.5)
              Foreign currency forward exchange            33.1       (0.6)            29.5        0.7
              Commodity futures                            11.4       (0.3)             9.2       (0.1)
                                                                     -----                       -----
                                                                     $(5.3)                      $(6.8)
                                                                     =====                       =====

                   GENERAL CABLE CORPORATION AND SUBSIDIARIES



Item 4.  Controls and Procedures

Quarterly evaluation of the Company's Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls"). This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

Limitations on the Effectiveness of Controls. The Company's management, including the CEO and CFO, does not expect that its Disclosure Controls or its "internal controls and procedures for financial reporting" ("Internal Controls") will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgements in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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


Item 6.  Exhibits and Reports on Form 8-K

     a)   Exhibits

          31.1 Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1    Certification pursuant to 18 U.S.C.ss.1350, as adopted under
                  Section 906 of the Sarbanes-Oxley Act of 2002.

     b)   Reports on Form 8-K

          (i) Form 8-K filed on October 22, 2003 including the Company's third quarter 2003 earnings release.

          (ii) Form 8-K filed on October 28, 2003 including a press release announcing a plant closure and other feasibility studies.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








                                        GENERAL CABLE CORPORATION








Date: November 4, 2003                   By: /s/ CHRISTOPHER F. VIRGULAK
                                         -------------------------------------
                                         Christopher F. Virgulak
                                         Executive Vice President,
                                         Chief Financial Officer and Treasurer