Form 10-K
period 2003-12-31
GENERAL CABLE CORP /DE/
filed 2004-03-12
CIK 886035

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2003
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
Yes    [X]    No    [  ]

As of June 30, 2003, there were 33,104,800 shares of the Registrant’s Common Stock outstanding. The aggregate market value of Common Stock held by non-affiliates was $176 million (based upon non-affiliate holdings of 32,534,900 shares and a market price of $5.40 per share).

Documents Incorporated by Reference:

Proxy Statement for the 2004 Annual Meeting of Shareholders (portions of which are incorporated by reference in Part III hereof).

GENERAL CABLE CORPORATION
INDEX TO ANNUAL REPORT
ON FORM 10-K

PART I.

Item 1. Business

General Cable Corporation (the Company) is a leading global developer and manufacturer in the wire and cable industry. The Company’s operations are divided into three main segments: energy, industrial & specialty and communications. Energy cable products include low-, medium- and high-voltage power distribution and power transmission products for overhead and buried applications. Industrial & specialty wire and cable products conduct electrical current for industrial, OEM, commercial and residential power and control applications. Communications wire and cable products transmit low-voltage signals for voice, data, video and control applications. The Company has a leading market position in each of the segments in which it competes due to product, geographic and customer diversity and the Company’s ability to operate as a low cost provider. The Company sells a wide variety of copper, aluminum and fiber optic wire and cable products, which it believes represents the most diversified product line of any U.S. manufacturer. As a result, the Company is able to offer its customers a single source for most of their wire and cable requirements. The Company manufactures its product lines in 27 facilities and sells its products worldwide through its operations in North America, Europe and Oceania. Technical expertise and implementation of Lean Six Sigma strategies have allowed the Company to maintain its position as a low cost provider.

The Company is a Delaware corporation and was incorporated in April 1994. Its principal executive offices are located at 4 Tesseneer Drive, Highland Heights, Kentucky 41076-9753 and its telephone number is (859) 572-8000. The Company’s internet address is www.generalcable.com. General Cable’s annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are made available free of charge at www.generalcable.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). In addition, the Company will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC. Requests should be directed to: Investor Relations, General Cable Corporation, 4 Tesseneer Drive, Highland Heights, KY 41076.

The information on the website listed above is not and should not be considered part of this annual report on Form 10-K and is not incorporated by reference in this document. This website is and is only intended to be an inactive textual reference.

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

During 1999, the Company acquired the worldwide energy cable and cable systems businesses of Balfour Beatty plc, previously known as BICC plc, with operations in the United States, Canada, Europe, Africa, the Middle East and Asia Pacific for a total purchase price of $385.8 million. This acquisition was accounted for as a purchase, and accordingly, the results of operations of the acquired businesses are included in the consolidated financial statements for periods after the respective closing dates.

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

In September 2000, the Company acquired Telmag S.A. de C.V., a Mexico-based manufacturer of telecommunications cables for $23 million. The acquisition brought additional outside plant telecommunications cable capacity as well as provided available capacity for a broad range of telecommunications cables.

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

In October 2001, the Company sold substantially all of the manufacturing assets and inventory of its building wire business to Southwire Company for $82 million of cash proceeds and the transfer to the Company of certain data communication cable manufacturing equipment. Under the building wire sale agreement, Southwire purchased the inventory and substantially all of the property, plant and equipment located at the Company’s Watkinsville, Georgia and Kingman, Arizona facilities and the wire and cable manufacturing equipment at the Company’s Plano, Texas facility. The Company retained and continues to operate the copper rod mill in Plano, however it has closed the Plano wire mill. The assets sold were used in manufacturing building wire products principally for the retail and electrical distribution markets.

Beginning in the third quarter of 2001, the Company reported the building wire and cordsets segment as discontinued operations for financial reporting purposes. Administrative expenses formerly allocated to this segment are now reported in the continuing operations segments. Prior periods presented reflect this change.

During the second quarter of 2002, General Cable formed a joint venture company to manufacture and market fiber optic cables. General Cable contributed assets, primarily inventory and machinery and equipment, to a subsidiary company which was then contributed to the joint venture in exchange for a $10.2 million note receivable which resulted in a $5.6 million deferred gain on the transaction.

Products and Markets

Financial information for each of the Company’s three main operating segments is summarized below, in millions of dollars:

	Year Ended December 31,
	2003		2002		2001
	Amount	%	Amount	%	Amount	%
Net sales:
Energy	$560.2	37%	$516.0	36%	$521.8	32%
Industrial & specialty	542.4	35%	499.4	34%	537.6	32%
Communications	435.8	28%	438.5	30%	592.0	36%

Total net sales	$1,538.4	100%	$1,453.9	100%	$1,651.4	100%

Operating income:
Energy	$38.0	71%	$36.9	75%	$35.3	33%
Industrial & specialty	9.9	18%	9.7	20%	24.3	22%
Communications	6.0	11%	2.5	5%	48.5	45%

Subtotal	53.9	100%	49.1	100%	108.1	100%

Corporate and other operating items	(8.2)		(33.4)		(3.8)

Total operating income	$45.7		$15.7		$104.3

	December 31,
	2003	2002
Total assets:
Energy	$269.5	$229.1
Industrial & specialty	325.1	289.9
Communications	302.9	318.3
Corporate	152.0	136.0

Total assets	$1,049.5	$973.3

     The principal products, markets, distribution channels and end-users of each of the Company’s product categories are summarized below:

Product Category	Principal Products	Principal Markets	Principal End-Users
Energy
Utility	Low-Voltage, Medium-Voltage Distribution; Bare Overhead Conductor; High-Voltage Transmission Cable	Power Utility	Investor-Owned Utility Companies; State and Local Public Power Companies; Rural Electric Associa- tions; Contractors

Industrial & Specialty
Instrumentation, Power, Control and Specialty	Rubber and Plastic- Jacketed Wire and Cable; Power and Industrial Cable; Instrumentation and Control Cable	Industrial Power and Control; Utility/Marine/ Transit; Military; Mining; Oil and Gas; Industrial; Power Generation; Infrastructure; Residential Construction	Industrial Con- sumers; Contractors; OEMs; Military Customers; Telecom- munication System Operators

Automotive	Ignition Wire Sets; Booster Cables	Automotive Aftermarket	Consumers; OEMs

Communications
Outside Voice and Data (Telecommunications)	Outside Plant Telecommunications Exchange Cable; Outside Service Wire	Telecom Local Loop	Telecommunications System Operators

Data Communications	Multi-Conductor/Multi-Pair; Fiber Optic; Shipboard; Military Fiber Cable	Computer Networking and Multimedia Applications	Contractors; OEMs; Systems Integrators; Systems Operators; Military Customers

Electronics	Multi-Conductor; Coaxial; Sound, Security/Fire Alarm Cable	Building Management; Entertainment; Equipment Control	Contractors; Consumers; Industrial

Assemblies	Cable Harnesses; Connector Cable	Telecommunications; Industrial Equipment; Medical Equipment	Communications and Industrial Equipment Manufacturers

The Company operates its businesses globally, with 69% of net sales in 2003 generated from North America, 25% from Europe and 6% from Oceania.

Industry and Market Overview

The wire and cable industry is competitive, mature and cost driven. The wire and cable market has declined in recent years, which is directly related to the global economic slowdown experienced in 2001 and 2002 and has resulted in reduced spending by customers in all wire and cable markets as well as price erosion caused in part by excess manufacturing capacity. Wire and cable products are relatively low value added, higher weight (and therefore relatively expensive to transport) and often subject to regional or country specifications. In many business segments there is little differentiation among participants from a manufacturing standpoint. The industry is highly fragmented with many participants in both the United States and worldwide. Since the 1990’s, the industry has been undergoing consolidation. Additionally, over the past few years, some large market participants have been willing to divest businesses that are underperforming or not perceived as good growth opportunities. The wire and cable industry is raw materials intensive with copper and aluminum comprising the major cost component for cable products. Changes in the cost of copper and aluminum are generally passed through to the customer, although there can be timing delays of varying lengths depending on the volatility in metal prices, the type of product, competitive conditions and particular customer arrangements.

Energy

The energy market consists of low-, medium- and high-voltage power distribution and power transmission products for overhead and buried applications. Growth in this market will be largely dependent on investment policy of electric utilities and infrastructure improvement. The Company believes that the increase in electricity consumption in North America has outpaced the rate of utility investment in power cables. As a result, the Company believes the average age of power transmission cables has increased, the current electric transmission infrastructure needs to be upgraded and the transmission grid is near capacity. In addition, the 2003 power outages in the U.S., Canada and Europe emphasize the need for upgrading the power transmission infrastructure used by electric utilities which may, over time, cause an increase in demand for the Company’s products.

The Company is a leader in the supply of energy cables to the North America electric utility industry. The business manufactures low- and medium-voltage aluminum and copper distribution cable, bare overhead aluminum conductor and high-voltage transmission cable. Bare transmission cables are utilized by utilities in the transmission grid to provide electric power from the power generating stations to the distribution sub-stations. Medium-voltage energy cables are utilized in the primary distribution infrastructure to bring the power from the distribution sub-stations to the transformers. Low-voltage energy cables are utilized in the secondary distribution infrastructure to take the power from the transformers to the end-user’s meter.

The Company’s North American energy cables business has strategic alliances in the United States and Canada with a number of major customers and is strengthening its position through these agreements. This business utilizes a network of direct sales and authorized distributors to supply low- and medium-voltage and bare overhead cable products. This market is represented by approximately 3,500 utility companies.

The Company anticipates that sales volume for North American customers should improve over time as utility customers address capital projects that were previously deferred, including enhancements to the power transmission and distribution grid. In 2003, projects were not released as quickly as expected which management believes is partially due to proposed energy legislation in the United States which would provide future regulatory relief and allow North American utility companies to earn an adequate rate of return on their investment in upgrading the transmission grid infrastructure. In addition, certain other proposed legislation in the United States, if passed, will permit accelerated depreciation on transmission grids, certain tax credits and bonus depreciation on new equipment which could create an increased demand for the Company’s products.

A majority of the Company’s North America energy market customers have entered into written agreements with it for the purchase of wire and cable products. These agreements typically have 2-4 year terms, do not guarantee a minimum level of sales and provide metal adjustments to selling prices to reflect fluctuations in the price of copper and aluminum. Historically, approximately 70% of our North America energy business is contracted for prior to the start of each year.

The Company’s European energy cables business is headquartered in Barcelona, Spain and is a strong regional wire and cable manufacturer in Europe. The business utilizes its broad product offering and its low cost manufacturing platform to gain market share as evidenced by its award in 2003 of business with utilities in France, Italy and the United Kingdom. The business has also benefited from its competitors ongoing withdrawal of medium-voltage cable manufacturing capacity from the European market and from the trend in Europe to install power cables underground, which requires more highly engineered cables.

Industrial & Specialty

The industrial & specialty market consists of wire and cable products for use in a wide variety of capital goods and consumer uses. The principal product categories in this market are portable cord, industrial cables and automotive products.

The global market for industrial & specialty cable products has many niche markets. Sales in North America have declined in recent years as the result of a substantial decline in industrial construction spending from mid-1990 peak levels. Growth in the industrial & specialty markets will be largely dependent upon new industrial construction, investment in capital equipment and vehicle after-market maintenance spending.

Many industrial and commercial wire and cable applications require cables with exterior armor and/or jacketing materials that can endure exposure to chemicals, extreme temperatures and outside elements. The Company offers products that are specifically designed for these applications.

Portable Cord and Specialty Cables. The Company manufactures and sells a wide variety of rubber and plastic insulated portable cord products for power and control applications serving industrial, mining, entertainment, OEM, farming and other markets. Portable cord products are used for the distribution of electrical power, but are designed and constructed to be used in dynamic and severe environmental conditions where a flexible but durable power supply is required. Portable cord products include both standard commercial cord and cord products designed to meet customer specifications. Portable rubber-jacketed power cord, the Company’s largest selling cord product line, is typically manufactured without a connection device at either end and is sold in standard and customer-specified lengths. Portable cord is also sold to OEMs for use as power cords on their products and in other applications, in which case the cord is made to the OEMs’ specifications. The Company also manufactures portable cord for use with moveable heavy equipment and machinery. The Company’s portable cord products are sold primarily through electrical distributors and electrical retailers to industrial customers, OEMs, contractors and consumers.

The Company’s portable cords are used in the installation of new industrial equipment and the maintenance of existing equipment, and to supply electrical power at temporary venues such as festivals, sporting events, concerts and construction sites. The Company expects demand for portable cord to be influenced by general economic activity.

The Company’s industrial & specialty products sold under the “Brand Rex” name include low-voltage and data transmission cables, rail and mass transit cables, shipboard cables, off-shore cables, other industrial cables and cables that meet low-smoke, zero-halogen requirements in Europe. Primary uses for these products include various applications within power generating stations, marine, oil and gas, transit/locomotive, OEMs, machine builders, medical imaging, shipboard, aerospace industries, space flight and aircraft markets. Shipboard cables sold by the Company hold a leading position with the U.S. Navy. The Company’s “Polyrad XT” marine wire and cable products also provide superior properties and performance levels that are necessary for heavy-duty industrial applications to both onshore and offshore platforms, ships and oil rigs.

Industrial cable products include medium and low voltage power, control and instrumentation cable, armored power cable, flexible control cables, festoon cables, robotic cables and industrial data communications cables. These products have various applications in power generating stations and substations, process control, mining, material handling, machine tool and robotics markets.

Automotive Products. The Company’s principal automotive products are ignition wire sets and booster cables for sale to the automotive aftermarket. Booster cable sales are affected by the severity of weather conditions and related promotional activity by retailers. As a result, a majority of booster cable sales occur between September and January.

The Company sells its automotive ignition wire sets and booster cables primarily to automotive parts retailers and distributors, hardware and home center retail chains and hardware distributors. The Company’s automotive products are also sold on a private label basis to retailers and other automotive parts manufacturers.

Communications

The communications market consists of:

•	outside voice and data products — wire and cable products for voice, data and video transmission applications;

•	data communication products — high-bandwidth twisted copper and fiber optic cables and multiconductor cables for customer premises, local area networks and telephone company central offices;

•	electronics — specialty products for use in machinery and instrumentation interconnection, audio, computer, security and other applications; and

•	OEM products — harnesses and assemblies for telecommunication, industrial and medical equipment manufacturers.

Sales of communications wire and cable products in the global market have decreased significantly in recent years. This sales decline is the result of a significant decline in historic spending levels for outside plant telecommunications cables which has seen as much as a 50% decline from 1990s average spending and switching and local area network cables. Growth in this market will be largely dependent upon capital spending by the regional bell operating companies, or RBOCs, on maintenance, repair and expansion of their infrastructure and the level of information technology spending on network infrastructure. The Company believes the decline in sales has reached its bottom and that sales for communications wire and cable products will increase over time because current levels of spending by its communications wire and cable customers are insufficient to maintain their network infrastructures as surplus field inventories have been liquidated by the RBOCs.

Outside Voice and Data Products. The Company’s principal outside voice and data products are outside plant telecommunications exchange cable and service wire. Outside plant telecommunications exchange cable is short haul trunk, feeder or distribution cable from a telephone company’s central office to the subscriber premises. It consists of multiple paired conductors (ranging from 2 pairs to 4,200 pairs) and various types of sheathing, water-proofing, foil wraps and metal jacketing. Service wire is used to connect telephone subscriber premises to curbside distribution cable.

The Company sells its outside voice and data products primarily to telecommunications system operators through its direct sales force under supply contracts of varying lengths, and also to telecommunications distributors. The contracts do not guarantee a minimum level of sales. Product prices are generally subject to periodic adjustment based upon changes in the cost of copper and other factors.

Data Communications Products. Data communications products are high-bandwidth twisted pair copper and fiber optic cable for the customer premise, local area networks, central office and OEM telecommunications equipment markets. Customer premise products are used for wiring at subscriber premises, and include computer, riser rated and plenum rated wire and cable. Riser cable runs between floors and plenum cable runs in air spaces, primarily above ceilings in non-residential structures. Local area network cables run between computers along horizontal raceways and in backbones between servers. Central office products interconnect components within central office switching systems and public branch exchanges.

The Company sells data communications products primarily through distributors and agents. The fiber optic cable sold by the Company is manufactured by a joint venture company formed during 2002. The joint venture manufactures all of the Company’s fiber optic cable products.

The market for data communications products has been adversely effected by a decrease in information technology spending. However, this decrease has been partially offset by continued spending in this market on maintenance and repair.

Electronics. Electronics products include multi-conductor, multi-pair, coaxial, hook-up, audio and microphone cables, speaker and television lead wire, and high temperature and shielded electronic wire. Primary uses for these products are various applications within the commercial, industrial instrumentation and control, and residential markets. These markets require a broad range of multi-conductor products for applications involving programmable controllers, robotics, process control and computer integrated manufacturing, sensors and test equipment, as well as cable for fire alarm, smoke detection, sprinkler control, entertainment and security systems.

OEM Products. Assemblies are used in communications switching systems and industrial control applications as well as medical equipment applications. These assemblies are used in such products as data processing equipment; telecommunications network switches, diagnostic imaging equipment, office machines and industrial machinery. The Company’s industrial instrumentation and control products are sold primarily through distributors and agents.

Geographic Regions

General Cable operates its business in three main geographic regions: 1) North America, 2) Europe and 3) Oceania. The following table sets forth financial information by geographic region for the periods presented, in millions of dollars:

	Year Ended December 31,
	2003		2002		2001
	Amount	%	Amount	%	Amount	%
Net sales:
North America	$1,074.2	69%	$1,077.2	74%	$1,267.7	77%
Europe	377.9	25%	314.7	22%	322.2	19%
Oceania	86.3	6%	62.0	4%	61.5	4%

Total net sales	$1,538.4	100%	$1,453.9	100%	$1,651.4	100%

Operating income:
North America	$5.6	10%	$15.0	31%	$71.7	66%
Europe	39.5	74%	27.7	56%	29.6	28%
Oceania	8.8	16%	6.4	13%	6.8	6%

Subtotal	53.9	100%	49.1	100%	108.1	100%

Corporate charges	(8.2)		(33.4)		(3.8)

Total operating income	$45.7		$15.7		$104.3

	December 31,
	2003	2002
Total long-lived assets:
North America	$219.0	$250.4
Europe	98.7	62.9
Oceania	15.6	10.0

Total long-lived assets	$333.3	$323.3

The Company believes that it is the largest participant in the North American market. The Company’s European business is headquartered in Barcelona, Spain, and has three manufacturing facilities in the Barcelona area and a manufacturing facility near Lisbon, Portugal, all of which are supported by centralized marketing, sales and production planning. The main markets served are Spain, Portugal, France, United Kingdom, Norway, Belgium and Brazil, with approximately 75% of sales generated in the European market and the remaining 25% representing export sales. Over 90% of net sales in Europe and Oceania are derived from energy and industrial and specialty cable sales. The Company’s Oceania business consists of a regional headquarters and manufacturing facility in Christchurch, New Zealand, a joint venture manufacturing facility in Fiji and sales offices in New Zealand and Australia. The business offers a broad product range in the energy, communications and electrical markets principally serving New Zealand, Australia, Fiji, and the Pacific Islands with certain products also sold into Asia.

Competition

The markets for all of the Company’s products are highly competitive, and the Company experiences competition from several competitors within each market. The Company believes that it has developed strong customer relations as a result of its ability to supply customer needs across a broad range of products, its commitment to quality control and continuous improvement, its continuing investment in information technology, its emphasis on customer service, and its substantial product and distribution resources.

Although the primary competitive factors for the Company’s products vary somewhat across the different product categories, the principal factors influencing competition are generally breadth of product line, inventory availability and delivery time, price, quality and customer service. Many of the Company’s products are made to industry specifications, and are therefore essentially functionally interchangeable with those of competitors. However, the Company believes that significant opportunities exist to differentiate all of its products on the basis of quality, consistent availability, conformance to manufacturer’s specifications and customer service. Within some markets such as specialty and LAN cables, conformance to manufacturer’s specifications and technological superiority are also important competitive factors. Brand recognition is also a primary differentiating factor in the portable cord market and, to a lesser extent, in other product groups.

Raw Materials

The principal raw material used by General Cable in the manufacture of its wire and cable products is copper. The Company purchases copper in either cathode, rod or wire form from a number of major domestic and foreign producers, generally through annual supply contracts. Copper is available from many sources, and the Company believes that it is not dependent on any single supplier of copper. In 2003, the Company’s two largest suppliers of copper accounted for approximately 35% and 33% of its North American copper purchases.

The Company has centralized its copper purchasing in North America to capitalize on economies of scale and to facilitate the negotiation of favorable purchase terms from suppliers. The cost of copper has been subject to considerable volatility over the past several years. However, as a result of a number of practices intended to match copper purchases with sales, the Company’s profitability has generally not been significantly affected by changes in copper prices. The Company generally passes changes in copper prices along to its customers, although there are timing delays of varying lengths depending upon the volatility in copper prices, the type of product, competitive conditions and particular customer arrangements. The Company does not engage in speculative metals trading or other speculative activities, nor does it engage in activities to hedge the underlying value of copper inventory.

Other raw materials utilized by the Company include aluminum, nylon, polyethylene resin and compounds and plasticizers, fluoropolymer compounds, fiber and a variety of filling, binding and sheathing materials. In 2003, the Company produced approximately 62% and 61% of its bare wire strand and PVC compound requirements for its North American operations. The Company believes that all of these materials are available in sufficient quantities through purchases in the open market.

Patents and Trademarks

The Company believes that the success of its business depends more on the technical competence, creativity and marketing abilities of its employees than on any individual patent, trademark or copyright. Nevertheless, the Company has a policy of seeking patents when appropriate on inventions concerning new products and product improvements as part of its ongoing research, development and manufacturing activities.

The Company owns a number of U.S. and foreign patents and has patent applications pending in the U.S. and abroad. The Company also owns a number of U.S. and foreign registered trademarks and has many applications for new registrations pending.

Although in the aggregate these patents and trademarks are of considerable importance to the manufacturing and marketing of many of the Company’s products, it does not consider any single patent or trademark or group of patents or trademarks to be material to its business as a whole. While the Company occasionally obtains patent licenses from third parties, none are deemed to be material. Trademarks which are considered to be generally important are General Cable®, Anaconda®, BICC® and Carol®, and the Company’s triad symbol. The Company believes that its products bearing these trademarks have achieved significant brand recognition within the industry.

The Company also relies on trade secret protection for its confidential and proprietary information. The Company routinely enters into confidentiality agreements with its employees. There can be no assurance, however, that others will not independently obtain similar information and techniques or otherwise gain access to the Company’s trade secrets or that the Company will be able to effectively protect its trade secrets.

Environmental Matters

The Company is subject to a variety of federal, state, local and foreign laws and regulations covering the storage, handling, emission and discharge of materials into the environment, including CERCLA, the Clean Water Act, the Clean Air Act (including the 1990 amendments) and the Resource Conservation and Recovery Act.

The Company’s subsidiaries in the United States have been identified as potentially responsible parties with respect to several sites designated for cleanup under CERCLA or similar state laws, which impose liability for cleanup of certain waste sites and for related natural resource damages without regard to fault or the legality of waste generation or disposal. Persons liable for such costs and damages generally include the site owner or operator and persons that disposed or arranged for the disposal of hazardous substances found at those sites. Although CERCLA imposes joint and several liability on all potentially responsible parties, in application, the potentially responsible parties typically allocate the investigation and cleanup costs based upon, among other things, the volume of waste contributed by each potentially responsible party.

Settlements can often be achieved through negotiations with the appropriate environmental agency or the other potentially responsible parties. Potentially responsible parties that contributed small amounts of waste (typically less than 1% of the waste) are often given the opportunity to settle as “deminimus” parties, resolving their liability for a particular site. The Company does not own or operate any of the waste sites with respect to which it has been named as a potentially responsible party by the government. Based on the Company’s review and other factors, it believes that costs to the Company relating to environmental clean-up at these sites will not have a material adverse effect on its results of operations, cash flows or financial position.

In the transaction with Wassall PLC in 1994, American Premier Underwriters, Inc. agreed to indemnify the Company against liabilities (including all environmental liabilities) arising out of the Company’s or the Company’s predecessors’ ownership or operation of the Indiana Steel & Wire Company and Marathon Manufacturing Holdings, Inc. businesses (which were divested by the predecessor prior to the 1994 Wassall transaction), without limitation as to time or amount. American Premier also agreed to indemnify the Company against 66 2/3% of all other environmental liabilities arising out of the Company’s or the Company’s predecessors’ ownership or operation of other properties and assets in excess of $10 million but not in excess of $33 million, which were identified during the seven-year period ended June 2001. Indemnifiable environmental liabilities through June 2001 were substantially below that threshold. In addition, the Company also has claims against third parties with respect to some of these liabilities.

During 1999, the Company acquired the worldwide energy cable and cable systems business of Balfour Beatty plc, previously known as BICC plc. As part of this acquisition, the seller agreed to indemnify the Company against environmental liabilities existing at the date of the closing of the purchase of the business. The indemnity is for an eight-year period ending in 2007, while the Company operates the businesses, subject to certain sharing of losses (with BICC plc covering 95% of losses in the first three years, 80% in years four and five and 60% in the remaining three years). The indemnity is also subject to the overall indemnity limit of $150 million, which applies to all warranty and indemnity claims in the transaction. In addition, BICC plc assumed responsibility for cleanup of certain specific conditions at various sites operated by the Company and cleanup is mostly complete at these sites. In the sale of the businesses to Pirelli in August 2000, the Company generally indemnified Pirelli against any environmental liabilities on the same basis as BICC plc indemnified it in the earlier acquisition. However, the indemnity the Company received from BICC plc relating to the European businesses sold to Pirelli terminated upon the sale of those businesses to Pirelli. In addition, the Company generally indemnified Pirelli against other claims relating to the prior operation of the business. Pirelli has asserted claims under this indemnification. The Company is continuing to investigate these claims and believes that the reserves currently included in the Company’s balance sheet are adequate to cover any obligations it may have.

General Cable has agreed to indemnify Raychem HTS Canada, Inc. against certain environmental liabilities arising out of the operation of the business it sold to Raychem HTS Canada, Inc. prior to its sale. The indemnity generally is for a five year period from the closing of the sale and is subject to an overall limit of $60 million. At this time, there are no claims outstanding under this indemnity.

General Cable has also agreed to indemnify Southwire Company against certain environmental liabilities arising out of the operation of the business it sold to Southwire prior to its sale. The indemnity is for a ten year period from the closing of the sale and is subject to an overall limit of $20 million. At this time, there are no claims outstanding under this indemnity.

While it is difficult to estimate future environmental liabilities accurately, the Company does not currently anticipate any material adverse effect on its results of operations, financial condition or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.

Employees

At December 31, 2003, approximately 6,000 persons were employed by General Cable, and collective bargaining agreements covered approximately 3,600 employees at various locations around the world. During the last five years, the Company has experienced one strike in Oceania which was settled on satisfactory terms. There have been no other major strikes at any of the Company’s facilities during the last five years. In North America, union contracts will expire at six facilities in 2004 and three in 2005. In Europe and Oceania, labor agreements are generally negotiated on an annual or bi-annual basis. The Company believes that its relationships with its employees are good.

Item 2. Properties

The Company’s principal properties are listed below. The Company believes that its properties are generally well maintained and are adequate for the Company’s current level of operations.

			Owned
	Square	Use/Product	or
Location	Feet	Line(s)	Leased
North America
Manufacturing Facilities:
Marion, IN(1)	745,000	Industrial & specialty cables	Owned
Marshall, TX	692,000	Aluminum low-voltage energy cables	Owned
Willimantic, CT	686,000	Industrial & specialty cables	Owned
Manchester, NH	550,000	Electronic products	Owned
Lawrenceburg, KY	383,000	Outside voice and data products and data communications products	Owned
Bonham, TX	364,000	Outside voice and data products	Owned
Lincoln, RI	350,000	Industrial & specialty cables and automotive products	Owned
Malvern, AR	338,000	Aluminum medium-voltage energy cables	Owned
DuQuoin, IL	279,000	Medium-voltage energy cables	Owned
Tetla, Mexico	218,000	Outside voice and data products	Owned
Altoona, PA	193,000	Automotive products	Owned
Jackson, TN	182,000	Data communications cables	Owned
South Hadley, MA(2)	150,000	Bare wire fabricating	Owned
LaMalbaie, Canada	120,000	Low-and medium-voltage energy cables	Owned
St. Jerome, Canada	110,000	Low-and medium-voltage energy cables	Owned
Distribution and Other Facilities:
Lebanon, IN	198,000	Distribution center	Leased
Chino, CA	189,000	Distribution center	Leased
Highland Heights, KY	166,000	World headquarters, technology center and learning center	Owned
Plano, TX	60,000	Rod mill	Owned

			Owned
	Square	Use/Product	or
Location	Feet	Line(s)	Leased
Barcelona, Spain(3)	1,080,000	Power transmission and distribution, industrial & specialty cables	Owned
New Zealand(3)	314,000	Power distribution, industrial & specialty and communications cables	Owned
Lisbon, Portugal	255,000	Power distribution, industrial & specialty and communications cables	Owned

(1)	The Company is in the process of significantly reducing operations at this facility.

(2)	The Company has initiated a feasibility study to determine whether to continue operations at this facility.

(3)	Certain locations represent a collection of facilities in the local area.

Item 3. Legal Proceedings

General Cable is subject to numerous federal, state, local and foreign laws and regulations relating to the storage, handling, emission and discharge of materials into the environment, including CERCLA, the Clean Water Act, the Clean Air Act (including the 1990 amendments) and the Resource Conservation and Recovery Act.

General Cable subsidiaries have been identified as potentially responsible parties with respect to several sites designated for cleanup under CERCLA or similar state laws, which impose liability for cleanup of certain waste sites and for related natural resource damages without regard to fault or the legality of waste generation or disposal. General Cable does not own or operate any of the waste sites with respect to which it has been named as a potentially responsible party by the government. Based on its review and other factors, management believes that costs relating to environmental clean-up at these sites will not have a material adverse effect on the Company’s results of operations, cash flows or financial position.

American Premier Underwriters, Inc., in connection with the 1994 Wassall PLC transaction, agreed to indemnify General Cable against liabilities (including all environmental liabilities) arising out of General Cable or its predecessors’ ownership or operation of the Indiana Steel & Wire Company and Marathon Manufacturing Holdings, Inc. businesses (which were divested by the predecessor prior to the 1994 Wassall transaction), without limitation as to time or amount. American Premier also agreed to indemnify General Cable against 66 2/3% of all other environmental liabilities arising out of General Cable or its predecessors’ ownership or operation of other properties and assets in excess of $10 million but not in excess of $33 million, which were identified during the seven-year period ended June 2001. Indemnifiable environmental liabilities through June 2001 were substantially below that threshold. In addition, General Cable also has claims against third parties with respect to some of these liabilities. While it is difficult to estimate future environmental liabilities accurately, the Company does not currently anticipate any material adverse effect on results of operations, financial condition or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.

As part of the BICC plc acquisition, BICC agreed to indemnify General Cable against environmental liabilities existing at the date of the closing of the purchase of the business. The indemnity is for an eight-year period ending in 2007 while the Company operates the businesses subject to certain sharing of losses (with BICC plc covering 95% of losses in the first three years, 80% in years four and five and 60% in the remaining three years). The indemnity is also subject to the overall indemnity limit of $150 million, which applies to all warranty and indemnity claims in the transaction. In addition, BICC plc assumed responsibility for cleanup of certain specific conditions at several sites operated by General Cable and cleanup is mostly complete at those sites. In the sale of the businesses to Pirelli in August 2000, General Cable generally indemnified Pirelli against any environmental liabilities on the same basis as BICC plc indemnified the Company in the earlier acquisition. However, the indemnity General Cable received from BICC plc related to the European businesses sold to Pirelli terminated upon the sale of those businesses to Pirelli. At this time, there are no claims outstanding under the general indemnity provided by BICC plc. The Company is continuing to investigate these claims and believes that the reserves currently included in the Company’s balance sheet are adequate to cover any obligations it may have.

General Cable has agreed to indemnify Raychem HTS Canada, Inc. against certain environmental liabilities arising out of the operation of the business it sold to Raychem HTS Canada, Inc. prior to its sale. The indemnity generally is for a five year period from the closing of the sale and is subject to an overall limit of $60 million. At this time, there are no claims outstanding under this indemnity.

General Cable has also agreed to indemnify Southwire Company against certain environmental liabilities arising out of the operation of the business it sold to Southwire prior to its sale. The indemnity is for a ten year period from the closing of the sale and is subject to an overall limit of $20 million. At this time, there are no claims outstanding under this indemnity.

General Cable has been a defendant in asbestos litigation for approximately 15 years. As of December 31, 2003, General Cable was a defendant in approximately 48,000 lawsuits. Approximately 33,000 of these lawsuits have been brought on behalf of plaintiffs by a single admiralty law firm (“MARDOC”) and seek unspecified damages. Plaintiffs in the MARDOC cases generally allege that they formerly worked in the maritime industry and sustained asbestos-related injuries from products that General Cable ceased manufacturing in the mid-1970’s. The MARDOC cases are managed and supervised by a federal judge in the United States District Court for the Eastern District of Pennsylvania (“District Court”) by reason of a transfer by the judicial panel on Multidistrict Litigation (“MDL”).

In the MARDOC cases in the MDL, the District Court in May 1996 dismissed all pending cases filed without prejudice and placed them on an inactive administrative docket. To reinstate a MARDOC case from the inactive docket, plaintiffs’ counsel must show that the plaintiff not only suffered from a recognized asbestos-related injury, but also must produce specific product identification evidence to proceed against an individual defendant. During 2002, plaintiffs’ counsel requested that the District Court allow discovery in approximately 15 cases. Prior to this discovery, plaintiffs’ counsel indicated that they believed that product identification could be established as to many of the approximately 100 defendants named in these MARDOC cases. To date, in this discovery, General Cable has not been identified as a manufacturer of asbestos-containing products to which any of these plaintiffs were exposed.

General Cable is also a defendant in approximately 15,000 cases brought in various jurisdictions throughout the United States. About 5,000 of these cases have been brought in federal court in Mississippi or other federal courts and then been transferred to the MDL, but are on a different docket from the MARDOC cases. The vast majority of cases on this MDL docket have been inactive for over four years. Cases may only be removed from this MDL proceeding via a petition filed by the plaintiff indicating that the matter is ready for trial and requesting it be returned to the originating federal district court for trial. Petitions usually only involve plaintiffs suffering from terminal diseases allegedly caused by exposure to asbestos-containing products. To date, in cases which General Cable is a defendant, no plaintiff has requested return of any action to the originating district court for trial.

With regard to the approximately 10,000 remaining cases, General Cable has aggressively defended these cases based upon either lack of product identification as to General Cable manufactured asbestos-containing product and/or lack of exposure to asbestos dust from the use of a General Cable product. In the last 10 years, General Cable has had no cases proceed to verdict. In many of the cases, General Cable was dismissed as a defendant before trial for lack of product identification.

Plaintiffs have asserted monetary damage claims in 81 cases as of the end of 2003. In 65 of these cases, plaintiffs allege only damages in excess of some dollar amount (about $77,000 per plaintiff); there are no claims for specific dollar amounts requested as to any defendant. In 16 other cases pending in state and federal district courts (outside the MDL), plaintiffs seek approximately $41 million in damages from each of about 110 defendants. In addition, in each of 10 of these 16 cases, there are claims of $43 million in punitive damages from all of the defendants. However, almost all of the plaintiffs in these cases allege non-malignant injuries.

Based on our experience in this litigation, the amounts pleaded in the complaints are not typically meaningful as an indicator of the Company’s potential liability. This is because (1) the amounts claimed usually bear no relation to the level of plaintiff’s injury, if any; (2) complaints nearly always assert claims against multiple defendants (a typical complaint asserts claims against some 110 different defendants); (3) damages alleged are not attributed to individual defendants; (4) the defendants’ share of liability may turn on the law of joint and several liability; (5) the amount of fault to be allocated to each defendant is different depending on each case; (6) many cases are filed against General Cable, even though the plaintiff did not use any of General Cable’s products, and ultimately are withdrawn or dismissed without any payment; (7) many cases are brought on behalf of plaintiffs who have not suffered any medical injuries, and ultimately are resolved without any payment to that plaintiff; and (8) with regard to claims for punitive damages, potential liability generally is related to the amount of potential exposure to asbestos from a defendant’s products. General Cable’s asbestos-containing products contained only a minimal amount of fully encapsulated asbestos.

Further, as indicated above, General Cable has more than 15 years of experience in this litigation, and has, to date, resolved the claims of approximately 11,500 plaintiffs. The cumulative average settlement for these matters is less than $180 per case. As of December 31, 2003, the Company had accrued on its balance sheet a liability of $1.6 million for asbestos-related claims. This amount represents the Company’s best estimate in order to cover resolution of future asbestos-related claims.

In January 1994, General Cable entered into a settlement agreement with certain principal primary insurers concerning liability for the costs of defense, judgments and settlements, if any, in all of the asbestos litigation described above. Subject to the terms and conditions of the settlement agreement, the insurers are responsible for a substantial portion of the costs and expenses incurred in the defense or resolution of this litigation. However, recently one of the insurers participating in the settlement that was responsible for a significant portion of the contribution under the settlement agreement has entered into insurance liquidation proceedings. As a result, the contribution of the insurers has been reduced and the Company may ultimately have to bear a larger portion of the costs relating to these lawsuits. Moreover, certain of the other insurers may be financially unstable, and if one or more of these insurers enter into insurance liquidation proceedings, General Cable will be required to pay a larger portion of the costs incurred in connection with these cases.

Based on (1) the terms of the insurance settlement agreement; (2) the relative costs and expenses incurred in the disposition of past asbestos cases; (3) reserves established on our books which are believed to be reasonable; and (4) defenses available to us in the litigation, the Company believes that the resolution of the present asbestos litigation will not have a material adverse effect on financial results, cash flows or financial position. However, since the outcome of litigation is inherently uncertain, the Company cannot give absolute assurance regarding the future resolution of the asbestos litigation. Liabilities incurred in connection with asbestos litigation are not covered by the American Premier indemnification.

General Cable is also involved in various routine legal proceedings and administrative actions. In the opinion of the Company’s management, these proceedings and actions should not, individually or in the aggregate, have a material adverse effect on its results of operations, cash flows or financial position.

Item 4. Submission of Matters to a Vote of Security Holders

None during the fourth quarter of 2003.

PART II.

Disclosure Regarding Forward-Looking Statements

Certain statements in the 2003 Annual Report on Form 10-K including without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures and the Company’s or management’s beliefs, expectations or opinions, are forward-looking statements. Actual results may differ materially from those statements as a result of factors, risks and uncertainties over which the Company has no control. Such factors include economic and political consequences resulting from the September 2001 terrorist attack and the war with Iraq, domestic and local country price competition, particularly in certain segments of the power cable market and other competitive pressures; general economic conditions, particularly in construction; changes in customer or distributor purchasing patterns in our business segments; the Company’s ability to increase manufacturing capacity and productivity; the financial impact of any future plant closures; the Company’s ability to successfully complete and integrate acquisitions and divestitures; the Company’s ability to negotiate extensions of labor agreements on acceptable terms; the Company’s ability to service debt requirements and maintain adequate domestic and international credit facilities and credit lines; the Company’s ability to pay dividends on its preferred stock; the impact of unexpected future judgments or settlements of claims and litigation; the Company’s ability to achieve target returns on investments in its defined benefit plans; the Company’s ability to avoid limitations on utilization of net losses for income tax purposes; the cost of raw materials, including copper; the Company’s ability to increase its selling prices during periods of increasing raw material costs; the impact of foreign currency fluctuations; the impact of technological changes; and other factors.

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

General Cable’s common stock is listed on the New York Stock Exchange under the symbol “BGC”. As of March 1, 2004, there were approximately 2,264 holders of the Company’s common stock. The following table sets forth the high and low daily sales prices for the Company’s common stock as reported on the New York Stock Exchange for the period from January 1, 2002 to December 31, 2003:

	2002		2003
	High	Low	High	Low
First Quarter	$14.60	$11.55	$4.25	$3.11
Second Quarter	14.85	5.74	6.36	3.65
Third Quarter	6.41	2.10	10.06	5.30
Fourth Quarter	4.95	2.35	10.23	7.81

General Cable paid a $0.05 per share dividend on its common stock each quarter beginning in the fourth quarter of 1997 and through the third quarter of 2002. In October 2002, as a result of an amendment to the Company’s former credit facility, its board of directors suspended the payment of the quarterly cash dividends on common stock. The future payment of dividends on common stock is subject to the discretion of General Cable’s board of directors, restrictions under the Series A redeemable convertible preferred stock, restrictions under the Company’s current senior secured revolving credit facility and the senior notes and the requirements of Delaware General Corporation Law, and will depend upon general business conditions, financial performance and other factors the Company’s board of directors may consider relevant. General Cable does not expect to pay cash dividends on common stock in the foreseeable future.

On November 24, 2003, the Company completed a comprehensive refinancing of its existing bank debt. The refinancing included the private placement of senior unsecured notes and redeemable convertible preferred stock. These securities were not registered under the Securities Act at the time of sale. The underwriters for both transactions were UBS Investment Bank and Merrill Lynch. The Company raised $285.0 million through the sale of its 9.5% Senior Notes due 2010. The Company paid fees and expenses of $8.4 million related to this transaction, which included an underwriting discount of $7.5 million. The senior notes were offered only to qualified institutional buyers under Rule 144A of the Securities Act of 1933 and to certain non-U.S. persons in transactions outside the United States in reliance on Regulation S under the Securities Act of 1933. The Company raised $103.5 million through the sale of 2,070,000 shares of General Cable 5.75% Series A Redeemable Convertible Preferred Stock. The Company paid fees and expenses of $4.0 million related to this transaction, which included an underwriting discount of $3.4 million. The preferred stock was offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act. The preferred stock has a liquidation preference of $50.00 per share. Dividends accrue on the convertible preferred stock at the rate of 5.75% per annum and are payable quarterly in arrears starting on February 24, 2004. Dividends are payable in cash, shares of General Cable common stock or a combination thereof. Holders of the convertible preferred stock are entitled to convert any or all of their shares of convertible preferred stock into shares of General Cable common stock, at an initial conversion price of $10.004 per share. The conversion price is subject to adjustments under certain circumstances. General Cable is obligated to redeem all outstanding shares of convertible preferred stock on November 24, 2013 at par. The Company may, at its option, elect to pay the redemption price in cash or in shares of General Cable common stock with an equivalent fair value, or any combination thereof. The Company has the option to redeem some or all of the outstanding shares of convertible preferred stock in cash beginning on the fifth anniversary of the issue date. The redemption premium will initially equal one-half the dividend rate on the convertible preferred stock and decline ratably to par on the date of mandatory redemption. In the event of a change in control, the Company has the right to either redeem the preferred stock for cash or to convert the preferred stock to common stock.

The following table sets forth information about General Cable’s equity compensation plans as of December 31, 2003 (in thousands, except per share price):

			Number of securities
	Number of	Weighted-	remaining available for
	securities to be	average	future issuance under
	issued upon exercise	exercise price	equity compensation plans
	of outstanding	of outstanding	(excluding securities
	options	options	reflected in first column)
Shareholder approved plans:
1997 Stock Incentive Plan (a)	2,267	$12.15	863
Non-shareholder approved plans:
2000 Stock Option Plan	1,224	$7.75	206

Total	3,491	$10.61	1,069

(a)	Excludes matching restricted stock units (MRSU) and restricted stock of 140,530 and 1,049,000, respectively, awarded through December 31, 2003.

Item 6. Selected Financial Data

The selected financial data for the last five years were derived from audited consolidated financial statements. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto. Certain reclassifications have been made to conform to the current year’s presentation.

During 1999, General Cable acquired the worldwide energy cable and cable systems businesses of Balfour Beatty plc, formerly known as BICC plc, with operations in the United States, Canada, Europe, Africa, the Middle East and Asia Pacific. This acquisition was completed in three phases during 1999. The financial data presented below include the results of operations of the acquired businesses after the respective closing dates in 1999.

In August 2000, General Cable sold certain businesses acquired from BICC plc consisting primarily of the operations in the United Kingdom, Italy and Africa and a joint venture interest in Malaysia to Pirelli Cavi e Sistemi S.p.A. The financial data presented below contain those operations sold to Pirelli during 2000 up through the date of sale.

In September 2000, General Cable acquired Telmag S.A. de C.V., a Mexico-based manufacturer of telecommunications cables. The financial data presented below include the results of operations of this business after the closing date.

In March 2001, General Cable sold its Pyrotenax business unit to Raychem HTS Canada, Inc. The results of operations of this business are included in the financial data presented below for the periods prior to the closing date.

In September 2001, General Cable announced its decision to exit the consumer cordsets business. In October 2001, the Company sold substantially all of the manufacturing assets and inventory of its building wire business to Southwire Company. The results of operations of these businesses are included in the financial data presented below for the periods prior to the closing date. Beginning in the third quarter of 2001, General Cable reported the building wire and cordsets segment as discontinued operations for financial reporting purposes. Administrative expenses formerly allocated to this segment are now reported in the continuing operations segments. Prior periods presented reflect this change.

	Year Ended December 31,
	2003	2002	2001(1)	2000(1)	1999
	(in millions, except metal price and share data)
Statement of Operations Data:
Net sales	$1,538.4	$1,453.9	$1,651.4	$2,162.1	$1,605.3
Asset impairment charge	—	—	—	—	24.5
Gross profit	173.4	166.6	240.7	291.7	268.0
Operating income	45.7	15.7	104.3	34.1	93.3
Other income	1.5	—	8.1	—	—
Interest expense, net	(43.1)	(42.6)	(43.9)	(59.8)	(38.0)
Other financial costs	(6.0)	(1.1)	(10.4)	(3.3)	—
Income (loss) before income taxes	(1.9)	(28.0)	58.1	(29.0)	55.3
Income tax benefit (provision)	(2.9)	9.9	(20.6)	10.3	(19.6)
Income (loss) from continuing operations	(4.8)	(18.1)	37.5	(18.7)	35.7
Loss from discontinued operations	—	—	(6.8)	(7.7)	(1.5)
Loss on disposal of discontinued operations	—	(5.9)	(32.7)	—	—
Net income (loss)	(4.8)	(24.0)	(2.0)	(26.4)	34.2
Less: preferred stock dividends	(0.6)	—	—	—	—
Net income (loss) applicable to common shareholders	$(5.4)	$(24.0)	$(2.0)	$(26.4)	$34.2
Earnings (loss) of continuing operations per common share	$(0.16)	$(0.55)	$1.14	$(0.56)	$0.99
Earnings (loss) of continuing operations per common share – assuming dilution	$(0.16)	$(0.55)	$1.13	$(0.56)	$0.99
Earnings (loss) of discontinued operations per common share	—	$(0.18)	$(1.20)	$(0.23)	$(0.04)
Earnings (loss) of discontinued operations per common share – assuming dilution	—	$(0.18)	$(1.19)	$(0.23)	$(0.04)
Earnings (loss) per common share	$(0.16)	$(0.73)	$(0.06)	$(0.79)	$0.95
Earnings (loss) per common share – assuming dilution	$(0.16)	$(0.73)	$(0.06)	$(0.79)	$0.95
Basic weighted average shares outstanding	33.6	33.0	32.8	33.6	35.9
Diluted weighted average shares outstanding	33.6	33.0	33.1	33.6	35.9
Other Data:
Depreciation and amortization	$33.4	$30.6	$35.0	$56.0	$32.4
Capital expenditures	$(19.1)	$(31.4)	$(54.9)	$(56.0)	$(97.6)
Average daily COMEX price per pound of copper cathode	$0.81	$0.72	$0.73	$0.84	$0.72
Average daily price per pound of aluminum rod	$0.69	$0.65	$0.69	$0.75	$0.66

	December 31,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Working capital(2)	$236.6	$150.8	$169.9	$375.3	$468.2
Total assets	1,049.5	973.3	1,005.3	1,319.2	1,568.3
Long-term debt(3)	338.1	411.1	421.0	611.9	762.2
Dividends to common shareholders	—	5.0	6.6	6.7	7.4
Shareholders’ equity	240.1	60.9	104.9	128.5	177.3

(1) As of January 1, 2001, General Cable changed its accounting method for non-North American metal inventories from the FIFO method to the LIFO method. The impact of the change was an increase in operating income of $4.1 million, or $0.08 of earnings per share, on both a basic and a diluted basis during 2001. As of January 1, 2000, the Company changed its accounting method for its North American non-metal inventories from the FIFO method to the LIFO method. The impact of the change was an increase in operating income of $6.4 million, or $0.12 of earnings per share, on both a basic and diluted basis during 2000.

(2) Working capital means current assets less current liabilities.

(3) Excludes off-balance sheet borrowings of $67.8 million at December 31, 2001 and $48.5 million at December 31, 2002. There were no off-balance sheet borrowings as of December 31, 1999, 2000 and 2003.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

General Cable is a leader in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for the energy, industrial & specialty and communications markets. Energy cables include low-, medium- and high-voltage power distribution and power transmission products for overhead and buried applications. Industrial & specialty wire and cable products conduct electrical current for industrial, OEM, commercial and residential power and control applications. Communications wire and cable products transmit low-voltage signals for voice, data, video and control applications.

General Cable operates its businesses in three main geographic regions: 1) North America, 2) Europe and 3) Oceania. The following table sets forth net sales and operating income by geographic region for the periods presented, in millions of dollars:

	Year Ended December 31,
	2003		2002		2001
	Amount	%	Amount	%	Amount	%
Net sales:
North America	$1,074.2	69%	$1,077.2	74%	$1,267.7	77%
Europe	377.9	25%	314.7	22%	322.2	19%
Oceania	86.3	6%	62.0	4%	61.5	4%

Total net sales	$1,538.4	100%	$1,453.9	100%	$1,651.4	100%

Operating income:
North America	$5.6	10%	$15.0	31%	$71.7	66%
Europe	39.5	74%	27.7	56%	29.6	28%
Oceania	8.8	16%	6.4	13%	6.8	6%

Subtotal	53.9	100%	49.1	100%	108.1	100%

Corporate and other operating items	(8.2)		(33.4)		(3.8)

Total operating income	$45.7		$15.7		$104.3

Approximately 90% of net sales in Europe and Oceania are derived from energy and industrial & specialty cable sales. As a result, these businesses have not been significantly impacted by the global telecommunications spending downturn and the European business specifically is currently benefiting from medium voltage energy cable capacity shortage in Europe and a shift towards environmentally friendly cables.

General Cable’s reported net sales are directly influenced by the price of copper and to a lesser extent aluminum. The price of copper and aluminum has historically been subject to considerable volatility. However, metals prices have been relatively stable over the last three years with the daily selling price of copper cathode on the COMEX averaging $0.81 per pound in 2003, $0.72 per pound in 2002 and $0.73 per pound in 2001 and the daily price of aluminum rod averaging $0.69 per pound in 2003, $0.65 per pound in 2002 and $0.69 per pound in 2001. General Cable generally passes changes in copper and aluminum prices along to its customers, although there are timing delays of varying lengths depending upon the volatility of metals prices, the type of product, competitive conditions and particular customer arrangements. A significant portion of the Company’s energy and communications business and to a lesser extent the Company’s industrial business has metal escalators written into customer contracts under a variety of price setting and recovery formulas. The remainder of the Company’s business requires that higher metal prices be recovered through negotiated price increases. In these instances, the ability to increase prices may lag the movement in metal prices by a period of time as the price increases are implemented. As a result of this and a number of other practices intended to match copper and aluminum purchases with sales, profitability has historically not been significantly affected by changes in copper and aluminum prices.

A pound of copper as quoted by COMEX was approximately $1.30 in late February 2004 which represents an approximate 60% increase over the price quoted at the end of the third quarter of 2003. Aluminum has increased by 23% over the same period of time. The Company is currently attempting to increase selling prices in many of its markets in order to offset the negative effect of increased metal prices. However, the Company’s ability to ultimately realize these price increases will be influenced by competitive conditions in its markets, many of which have significant underutilized manufacturing capacity. In addition, a continuing rise in metal prices, when combined with the normal lag time between an announced price increase and its effective date in the market, may result in the Company not fully recovering increased metal costs. If the Company were not able to adequately increase selling prices in a period of rising metals costs, the Company would experience a decrease in reported earnings. General Cable does not engage in speculative metals trading or other speculative activities. Also, the Company does not engage in activities to hedge the underlying value of its copper and aluminum inventory.

General Cable generally has experienced and expects to continue to experience certain seasonal trends in sales and cash flow. Larger amounts of cash are generally required during the first and second quarters of the year to build inventories in anticipation of higher demand during the spring and summer months, when construction activity increases. In general, receivables related to higher sales activity during the spring and summer months are collected during the fourth quarter of the year.

Current Business Environment

General Cable is operating in a difficult business environment in North America. The wire and cable industry is competitive, mature and cost driven. In many business segments, there is little differentiation among industry participants from a manufacturing or technology standpoint. In addition to these general industry conditions, in the industrial & specialty segment, industrial construction spending in North America, which influences industrial cable demand, is significantly less than the past ten-year peak level. However, this segment is also experiencing stable demand for cables utilized in industrial repairs and maintenance and the automotive aftermarket. The communications segment has experienced a significant decline from historical spending levels for outside plant telecommunications products and a weak market for switching/local area networking cables. The Company believes sales for communications wire and cable products will increase over time because current levels of spending by communication wire and cable customers are insufficient to maintain their network infrastructures. In addition, the 2003 power outages in the U.S., Canada and Europe emphasized a need to upgrade the power transmission infrastructure used by electric utilities, which may, over time, cause an increase in demand for General Cable’s products.

General Cable believes its investment in Lean Six Sigma training, coupled with effectively utilized manufacturing assets, provides a cost advantage compared to many of its competitors and generates costs savings which help offset rising raw material prices and other general economic cost increases. In addition, General Cable’s customer and supplier integration capabilities, one-stop selling, and geographic and product balance are sources of competitive advantage. As a result, the Company believes it is well positioned, relative to its competitors, in the current difficult business environment.

As part of General Cable’s ongoing efforts to reduce total operating costs, the Company continuously evaluates its ability to more efficiently utilize existing manufacturing capacity. Such evaluation includes the costs associated with and benefits to be derived from the combination of existing manufacturing assets into fewer plant locations and the possible outsourcing of certain manufacturing processes. During the first quarter of 2001, General Cable closed one of its communication cable plants and incurred a pre-tax charge of approximately $4.8 million in that quarter. In the second quarter of 2002, the Company incurred a pre-tax charge of $19.7 million in conjunction with the closure of two additional communication cables plants. During the fourth quarter of 2003, the Company incurred a $7.6 million pre-tax charge related to the rationalization of certain of its industrial cable manufacturing plants. Additional charges (currently estimated to be $14 million, of which approximately $8 million will be cash payments) will be incurred during 2004 as the operations are wound down.

In addition, the Company is currently evaluating the closure of another North American facility. The Company plans to announce the results of its evaluation in 2004 and would take additional charges (currently estimated to be $5 million, of which approximately $2 million will be cash payments) over the period the operations are wound down should it be decided to rationalize the facility.

Acquisitions and Divestitures

General Cable actively seeks to identify key trends in the industry to migrate its business to capitalize on expanding markets and new niche markets or exit declining or non-strategic markets in order to achieve better returns. The Company also sets aggressive performance targets for its business and intends to refocus or divest those activities which fail to meet targets or do not fit long-term strategies.

During 1999, General Cable acquired the worldwide energy cable and cable systems businesses of Balfour Beatty plc, formerly known as BICC plc, with operations in the United States, Canada, Europe, Africa, the Middle East and Asia Pacific.

This acquisition was completed in three phases during 1999 for a total payment of $385.8 million. The acquisition was accounted for as a purchase, and accordingly, the results of operations of the acquired businesses are included in the consolidated financial statements for periods after the respective closing dates.

In December 1999, the Company decided to sell certain business units due to their deteriorating operating performance. On February 9, 2000, the Company signed a definitive agreement with Pirelli Cavi e Sistemi S.p.A., of Milan, Italy, for the sale of the stock of these businesses for proceeds of $216 million, subject to closing adjustments. The closing adjustments included changes in net assets of the businesses sold since November 30, 1999, resulting from operating losses and other adjustments as defined in the sale agreement. The businesses sold were acquired from BICC plc during 1999 and consisted primarily of the operations in the United Kingdom, Italy and Africa and a joint venture interest in Malaysia. Gross proceeds of $180 million were received during the third quarter of 2000 as a down payment against the final post-closing adjusted purchase price. During the third quarter of 2001, the final post-closing adjusted purchase price was agreed as $164 million resulting in a payment of $16 million to Pirelli. The Company provided for a larger settlement amount in the third quarter of 2000, and therefore, $7 million of income was recognized in the third quarter of 2001. Proceeds from the transaction have been used to reduce the Company’s outstanding debt.

In September 2000, the Company acquired Telmag S.A. de C.V., a Mexico-based manufacturer of telecommunications cables for $23 million. The acquisition brought additional outside plant telecommunications cable capacity as well as provided available capacity for a broad range of telecommunications cables.

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

In October 2001, the Company sold substantially all of the manufacturing assets and inventory of its building wire business to Southwire Company for $82 million of cash proceeds and the transfer to the Company of certain data communication cable manufacturing equipment. Under the building wire sale agreement, Southwire purchased the inventory and substantially all of the property, plant and equipment located at the Company’s Watkinsville, Georgia and Kingman, Arizona facilities and the wire and cable manufacturing equipment at the Company’s Plano, Texas facility. The Company retained and continues to operate the copper rod mill in Plano, however it has closed the Plano wire mill. The assets sold were used in manufacturing building wire products principally for the retail and electrical distribution markets. During the second quarter of 2002, the final purchase price for this transaction was agreed resulting in a deminimis cash payment to Southwire. Proceeds from the transaction have been used to reduce the Company’s outstanding debt.

Beginning in the third quarter of 2001, the Company reported the building wire and cordsets segment as discontinued operations for financial reporting purposes. Administrative expenses formerly allocated to this segment are now reported in the continuing operations segments. Prior periods presented reflect this change.

During the second quarter of 2002, General Cable formed a joint venture company to manufacture and market fiber optic cables. General Cable contributed assets, primarily inventory and machinery and equipment, to a subsidiary company which was then contributed to the joint venture in exchange for a $10.2 million note receivable which resulted in a $5.6 million deferred gain on the transaction. The Company will recognize the gain as the note is repaid. At December 31, 2003 and 2002, other non-current assets included an investment in the joint venture of $3.5 million and $3.8 million, respectively. The December 31, 2003 and 2002 balance sheets included a $10.2 million note receivable from the joint venture partner in other non-current assets and a deferred gain from the initial joint venture formation of $5.6 million in other liabilities. The Company will be required to consolidate its joint venture company beginning in the first quarter of 2004 as a result of FIN No. 46, as revised. For the year ended December 31, 2003, the joint venture company had sales of $20.6 million ($20.2 million were sales to General Cable) and an operating loss and net loss of $(0.6) million. At December 31, 2003, the joint venture company had total assets of $10.0 million, total liabilities of $2.9 million and total equity of $7.1 million.

Critical Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. A summary of significant accounting policies is provided in Note 2 to the Consolidated Financial Statements. The application of these policies requires management to make estimates and judgments that affect the amounts reflected in the financial statements. Management based its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The critical judgments impacting the financial statements include determinations with respect to inventory valuation, pension accounting and valuation allowances for deferred income taxes.

Inventory Valuation

General Cable utilizes the LIFO method of inventory accounting for its metals inventory. The Company’s use of the LIFO method results in its income statement reflecting the current costs of metals, while metals inventories in the balance sheet are valued at historical costs as the LIFO layers were created. As a result of volatile copper prices, the replacement cost of the Company’s copper inventory exceeded the historic LIFO cost by approximately $13 million at December 31, 2003 while at December 31, 2002, the historic LIFO cost of the Company’s copper inventory exceeded its replacement cost by approximately $16 million. If the Company was not able to recover the LIFO value of its inventory at a profit in some future period when replacement costs were lower than the LIFO value of the inventory, the Company would be required to take a charge to recognize in its income statement all or a portion of the higher LIFO value of the inventory. Additionally, if LIFO inventory quantities are reduced in a period when replacement costs are lower than the LIFO value of the inventory, the Company would experience a decline in reported earnings. Conversely, if LIFO inventory quantities are reduced in a period when replacement costs exceed the LIFO value of the inventory, the Company would experience an increase in reported earnings.

During 2003 and 2002, General Cable recorded a $0.5 million charge and a $2.5 million charge, respectively, for the liquidation of LIFO inventory in North America as the Company reduced its inventory levels. The Company expects to further reduce inventory quantities during 2004 which may result in an additional LIFO liquidation charge or benefit. The amount of the charge or benefit to be incurred in 2004 will be dependent upon the quantity of the inventory reduction and the market price of the metals at the time of the inventory liquidation.

Pension Accounting

Pension expense for the defined benefit pension plans sponsored by General Cable is determined based upon a number of actuarial assumptions, including an expected long-term rate of return on assets of 8.5%. This assumption was based on input from actuaries, including their review of historical 10 year, 20 year, and 25 year rates of inflation and real rates of return on various broad equity and bond indices in conjunction with the diversification of the asset portfolio. The expected long-term rate of return on assets is based on an asset allocation assumption of 65% allocated to equity investments, with an expected real rate of return of 7%, and 35% with fixed-income investments, with an expected real rate of return of 3%, and an assumed long-term rate of inflation of 3.5%. Because of market fluctuations, the actual asset allocations as of December 31, 2003 and 2002 were 74% and 78%, respectively, of equity investments and 26% and 22%, respectively, of fixed-income investments. Management believes that long-term asset allocation on average will approximate the Company’s assumptions and that a 8.5% long-term rate of return is a reasonable assumption.

The determination of pension expense for the defined benefit pension plans is based on the fair market value of assets as of the measurement date. Investment gains and losses are recognized in the measurement of assets immediately. Such gains and losses will be amortized and recognized as part of the annual benefit cost to the extent that unrecognized net gains and losses from all sources exceed 10% of the greater of the projected benefit obligation or the market value of assets.

The determination of future pension obligations utilizes a discount rate based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency which are expected to be available during the period to maturity of the projected pension benefit obligations, and input from our actuaries. The discount rate used at December 31, 2003 was 6%.

General Cable evaluates its actuarial assumptions at least annually, and adjusts them as necessary. In 2003, pension expense for the Company’s defined benefit plans was $8.4 million. Due to the effect of the unrecognized actuarial losses based on an expected rate of return on plan assets of 8.5%, a discount rate of 6% and various other assumptions, the Company estimates its 2004 pension expense for its defined benefit plans will decrease approximately $3 million from 2003, primarily due to improved investment performance during 2003. A 1% decrease in the assumed discount rate would increase pension expense by approximately $1.9 million. Future pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the populations participating in the plans. In the event that actual results differ from the actuarial assumptions, the funded status of the defined benefit plans may change and any such change could result in a charge or credit to equity and an increase or decrease in future pension expense and cash contributions.

Deferred Income Tax Valuation Allowance

General Cable records a valuation allowance to reduce deferred tax assets to the amount that it believes is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company was to determine that it would not be able to realize all or part of the net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in an amount that was in excess of the net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. At December 31, 2003 and 2002, the valuation allowance was $19.0 million and $19.2 million, respectively.

Revenue Recognition

Sales are recognized as revenue when the risk of loss and title pass to the customer, generally at the time of shipment. Most revenue transactions represent sales of inventory. A provision for payment discounts, product returns and customer rebates is recorded within the same period that the revenue is recognized. Given the nature of the Company’s business, revenue recognition practices do not contain estimates that materially affect results of operations.

New Accounting Standards

In June 2002, the Financial Accounting Standards Board SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” was issued. SFAS No. 146 requires that costs associated with exit or disposal activities be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. The Company adopted SFAS No. 146 for fiscal 2003, as required. The adoption of this standard did not have a material impact on the consolidated financial condition, results of operations or cash flows of General Cable.

In November 2002, FASB Interpretation (FIN) No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” was issued. FIN 45 requires that as a company issues a guarantee, it must recognize a liability for the fair value of the obligations it assumes under that guarantee. Application of FIN 45 is required for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the consolidated financial position, results of operations or cash flows of General Cable.

In January 2003, FIN No. 46, as revised, “Consolidation of Variable Interest Entities” was issued. FIN 46 is intended to achieve more consistent application of consolidation policies to variable interest entities. Application of FIN 46 is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. Accordingly, the Company has adopted FIN 46, which will result in the consolidation of its fiber optic joint venture in the first quarter of 2004. The Company does not believe that the adoption of FIN 46 will have a material affect on its financial position, results of operations or cash flows. See further discussion in Note 21 to Notes to Audited Consolidated Financial Statements.

In May 2003, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” was issued. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material impact on the consolidated financial condition, results of operations or cash flows of General Cable.

In December 2003, SFAS No. 132 (R), “Employers’ Disclosure about Pensions and Other Postretirement Benefits” was issued. This statement revised employers’ disclosure requirements about pension plans and other postretirement benefit plans. The annual disclosure requirements apply to fiscal years ending after December 31, 2003, except for the disclosure of expected future benefit payments, which must be disclosed for fiscal years ending after June 15, 2004. Interim disclosure requirements are generally effective for interim periods beginning after December 15, 2003. The Company has included the disclosures required by SFAS No. 132 (R).

The Refinancing

On November 24, 2003, the Company completed a comprehensive refinancing of its existing bank debt which improved its capital structure and provided increased financial and operating flexibility by reducing leverage, increasing liquidity and extending debt maturities. The refinancing included the following: (i) a new senior secured revolving credit facility, (ii) the private placement of 7-year senior unsecured notes, (iii) the private placement of redeemable convertible preferred stock and (iv) a public offering of common stock. The Company applied the net proceeds from these refinancing transactions to repay all amounts outstanding under its former senior secured revolving credit facility, senior secured term loans and accounts receivable asset-backed securitization facility and to pay fees and expenses of approximately

$22 million related to the refinancing.

In the refinancing the Company raised $47.6 million through the sale of 5,807,500 shares of common stock at $8.20 per share (which included a 15% over-allotment option exercised on December 2, 2003) and $103.5 million through the sale of 2,070,000 shares of redeemable convertible preferred stock at $50.00 per share (which included the exercise of an option to purchase additional shares of preferred stock). The preferred stock has an annual dividend rate of 5.75% and a conversion price of $10.004 per share.

The refinancing also included $285.0 million of 7-year senior unsecured notes due 2010 and a $240.0 million secured revolving credit facility. The senior unsecured notes bear interest at a fixed rate of 9.5% while loans under the credit facility will bear interest initially at a rate of LIBOR plus 275 basis points.

Results of Operations

The following table sets forth, for the periods indicated, statement of operations data in millions of dollars and as a percentage of net sales. Percentages may not add due to rounding.

	Year Ended December 31,
	2003		2002		2001
	Amount	%	Amount	%	Amount	%
Net sales	$1,538.4	100.0%	$1,453.9	100.0%	$1,651.4	100.0%
Cost of sales	1,365.0	88.7%	1,287.3	88.5%	1,410.7	85.4%

Gross profit	173.4	11.3%	166.6	11.5%	240.7	14.6%
Selling, general and administrative expenses	127.7	8.3%	150.9	10.4%	136.4	8.3%

Operating income	45.7	3.0%	15.7	1.1%	104.3	6.3%
Other income	1.5	0.1%	—	—	8.1	0.5%
Interest expense, net	(43.1)	(2.8)%	(42.6)	(2.9)%	(43.9)	(2.7)%
Other financial costs	(6.0)	(0.4)%	(1.1)	(0.1)%	(10.4)	(0.6)%

Earnings (loss) from continuing operations before income taxes	(1.9)	(0.1)%	(28.0)	(1.9)%	58.1	3.5%
Income tax (provision) benefit	(2.9)	(0.2)%	9.9	0.7%	(20.6)	(1.2)%

Income (loss) from continuing operations	(4.8)	(0.3)%	(18.1)	(1.2)%	37.5	2.3%
Loss from discontinued operations (net of tax)	—	—	—	—	(6.8)	(0.4)%
Loss on disposal of discontinued operations (net of tax)	—	—	(5.9)	(0.4)%	(32.7)	(2.0)%

Net loss	(4.8)	(0.3)%	(24.0)	(1.7)%	(2.0)	(0.1)%
Less: preferred stock dividends	(0.6)	—	—	—	—	—

Net loss applicable to common shareholders	$(5.4)	(0.3)%	$(24.0)	(1.7)%	$(2.0)	(0.1)%

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

The net loss applicable to common shareholders was $(5.4) million, or $(0.16) on a per diluted share basis, in 2003 compared to a net loss applicable to common shareholders of $(24.0) million, or $(0.73) per diluted share, in 2002. The net loss applicable to common shareholders for 2003 includes a $0.6 million dividend on the preferred stock issued in the fourth quarter of 2003, pre-tax corporate charges of $7.6 million related to the rationalization of certain of the Company’s industrial cable manufacturing facilities and $2.7 million for severance related to the Company’s ongoing cost cutting efforts in Europe. These corporate charges were offset by $2.1 million of income resulting from the reversal of unutilized restructuring reserves related to the closure in prior years of North American manufacturing facilities. The net loss applicable to common shareholders for 2003 also includes a $6.0 million charge related to the refinancing of the Company’s bank debt and a $1.5 million foreign currency transaction gain resulting from a favorable change in exchange rates. The net loss applicable to common shareholders for 2003 also includes a $4.4 million increase in the tax provision in the fourth quarter of 2003 resulting from the Company’s refinancing. In conjunction with the refinancing, certain of the Company’s foreign subsidiaries guaranteed the Company’s new revolving credit facility, resulting in U.S. taxation of these foreign subsidiaries previously unrepatriated earnings and profits as a deemed dividend. This is a non-cash charge and does not result in a cash payment as the Company will utilize net operating losses to offset the additional taxable income.

The 2002 net loss and net loss applicable to common shareholders of $(24.0) million includes pre-tax corporate charges of $34.5 million, of which $5.6 million was recorded in cost of sales, $27.8 million was recorded in selling, general and administrative expense and $1.1 million was recorded in other financial costs. The charges consisted of $21.2 million to close two manufacturing plants in North America, $6.9 million in severance and severance related costs worldwide, $3.6 million to reduce to fair value certain assets contributed to the Company’s Fiber

Optic joint venture, $1.7 million related to the sale of the Company’s small non-strategic, United Kingdom based specialty cables business, and $1.1 million related to the write-off of unamortized bank fees as a result of the October 2002 amendment to the Company’s former credit facility. The 2002 net loss and net loss applicable to common shareholders of $(24.0) million also includes a $5.9 million discontinued operations after-tax charge principally related to an estimated lower net realizable value for real estate remaining from the Company’s former building wire business, a longer than anticipated holding period for three distribution centers with unexpired lease commitments and certain other costs.

Net Sales

The following table sets forth metal-adjusted net sales by segment in millions of dollars. Net sales for the year 2002 have been adjusted to reflect the 2003 copper COMEX average price of $0.81 and the aluminum rod average price of $0.69 per pound.

	Metal-Adjusted Net Sales Year Ended December 31,
	2003		2002
	Amount	%	Amount	%
Energy	$560.2	37%	$526.8	35%
Industrial & specialty	542.4	35%	520.0	35%
Communications	435.8	28%	447.6	30%

Total metal-adjusted net sales	1,538.4	100%	1,494.4	100%

Metal adjustment	—		(40.5)

Total net sales	$1,538.4		$1,453.9

Net sales increased 6% to $1,538.4 million in 2003 from $1,453.9 million in 2002. The net sales increase included an $84 million favorable impact of foreign currency exchange rate changes principally related to the Company’s European operations. After adjusting 2002 net sales to reflect the $0.09 increase in the average monthly COMEX price per pound of copper and the $0.04 increase in the average aluminum rod price per pound in 2003, net sales increased 3% to $1,538.4 million, up from $1,494.4 million in 2002. The increase in metal-adjusted net sales reflects a 6% increase in the energy segment, a 4% increase in the industrial & specialty segment and a 3% decrease in the communications segment.

The 6% increase in metal-adjusted net sales for the energy segment reflects a 19% increase in net sales in the Company’s international operations and a 1% increase in net sales in North America. The Company’s international operations have benefited from increased sales resulting from new contract awards throughout Europe and a $39.5 million favorable impact from changes in foreign currency exchange rates. The North American net sales reflects lower sales volume during the first half of 2003 offset by strong demand from power utilities for bare transmission wire in the fourth quarter of 2003. The sales volume in the first quarter of 2003 was also negatively impacted by unseasonable weather in the Midwest and Northeast, which affected the ability of the Company’s customers to install cables. The Company anticipates that sales volume for North American customers should continue to improve over time as utility customers address capital projects that were previously deferred. These capital projects include enhancements to the power transmission and distribution grid. During 2003, these projects were not released as quickly as expected. The Company’s management believes the timing of these projects has slowed in anticipation of pending energy legislation in the United States. This legislation could provide future regulatory relief and allow North American utility companies to earn an adequate rate of return on their investment in upgrading the transmission grid infrastructure.

The 4% increase in metal-adjusted net sales in the industrial & specialty segment was principally due to a 19% increase in the Company’s international operations, growth in its domestic automotive aftermarket business and an increase in sales of industrial cables utilized in plant maintenance, repairs and operations. The increase in net sales of our international operations includes a $41.2 million favorable impact from changes in foreign currency exchange rates, the introduction of environmentally friendly cables in Europe, an area in which our European operation is a leader. These increases were partially offset by a 15% decrease in net sales of the North American industrial business, the result of the continued weakness in demand for cables utilized in new industrial construction and other major infrastructure projects. However, net sales of these cables increased 2% in the fourth quarter of 2003 compared to the same period in 2002, the first year-over-year increase since the first half of 2001 which may indicate that the bottoming of demand has occurred.

The 3% decrease in the communications segment metal-adjusted net sales principally relates to a decrease in North American sales volume of telephone exchange cable and data communication cable. Metal-adjusted net sales of telephone exchange cable were off 4% for 2003 compared to 2002. However, sales to the Company’s three largest telephone operating company customers increased in the third and fourth quarters of 2003 compared to same periods in 2002. As a result of the Company’s position as a low cost producer, these products have historically been one of its most profitable business segments. The sales volume decrease in data communication cables is the result of weak general information technology spending in North America. The Company believes that spending for data communication cable tends to lag other information technology infrastructure spending by six to nine months and therefore anticipates an improvement in demand for data communication cable during the second half of 2004. These decreases were partially offset by an increase in sales of electronics products resulting from sustained penetration into targeted niche markets.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased to $127.7 million in 2003 from $150.9 million in 2002. This decrease reflects the impact of actions taken to reduce fixed SG&A expense and controllable spending. These actions were partially offset by increased medical and pension related costs experienced during 2003 and the impact of increased SG&A expense in our European operations as a result of foreign currency exchange rate changes. SG&A expense for 2003 includes $0.2 million of corporate charges related to plant rationalizations and the benefit of $2.1 million related to the reversal of unutilized restructuring reserves. In 2002, SG&A expense included $27.8 million of corporate charges, primarily relating to the closure of manufacturing plants and severance costs.

Operating Income

The following table sets forth operating income by segment, in millions of dollars.

	Operating Income Year Ended December 31,
	2003		2002
	Amount	%	Amount	%
Energy	$38.0	71%	$36.9	75%
Industrial & specialty	9.9	18%	9.7	20%
Communications	6.0	11%	2.5	5%

Subtotal excluding corporate charges	53.9	100%	49.1	100%

Corporate charges	(8.2)		(33.4)

Total operating income	$45.7		$15.7

Operating income of $45.7 million for 2003 increased from $15.7 million in 2002. This increase is primarily the result of reduced corporate charges in 2003, as discussed above. Operating income also increased due to the Company’s ongoing cost reduction initiatives in SG&A and manufacturing expenses, strong performance from the Company’s European operations and the favorable impact of foreign currency exchange rate changes and a $2.0 million reduction in the LIFO liquidation charge incurred in 2003 compared to 2002. Offsetting these increases were reduced selling prices in the North American communications segment. Additionally, increased raw material costs (most notably polyethylene) which were not fully recovered during 2003 and higher pension and employee fringe benefit costs negatively impacted operating income.

Other Income

Other income includes foreign currency transaction gains which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated.

Interest Expense

Net interest expense, excluding other financial costs discussed below, increased to $43.1 million in 2003 from $42.6 million in 2002. The increase in interest expense is the result of higher interest costs under the Company’s former credit facility during 2003 compared to the prior year, partially offset by reduced interest costs under the Company’s new debt structure (see previous Refinancing discussion) effective November 24, 2003. The increase in interest cost under the Company’s former credit facility was primarily the result of a higher credit spread for the Company’s borrowings due to the former credit facility amendment which became effective in October 2002 and the amortization of bank fees related to the amendment, partially offset by lower average net borrowings and lower interest rates on the floating rate portion of the Company’s debt.

As a result of the refinancing during the fourth quarter of 2003, the Company recorded other financial costs of $6.0 million which consisted of pre-tax charges of $4.4 million for the write-off of unamortized banks fees related to the Company’s former credit facility, $0.8 million related to the early termination of interest rate swaps and $0.8 million related to the early termination of the accounts receivable asset-backed securitization financing.

In October 2002, General Cable recorded other financial costs of $1.1 million related to the write-off of unamortized bank fees as a result of the October 2002 credit facility amendment. Of the $1.1 million, $0.6 million related to fees paid in April 2002 for a prior amendment, the terms of which were substantially amended by the October amendment and $0.5 million was due to a reduction in the borrowing capacity available under the revolving portion of the former credit facility.

Tax Provision

The 2003 income tax provision of $2.9 million includes $4.4 million related to a deemed dividend related to the guarantee by certain of the Company’s foreign subsidiaries of the Company’s new revolving credit facility. The deemed dividend resulted in U.S. taxation of previously unrepatriated foreign earnings and profits, thereby increasing the tax provision but will not impact cash tax payments as the Company will utilize net operating losses to offset this additional taxable income. This increase to the tax provision was offset by $0.8 million related to foreign income tax differentials and other permanent differences. The Company’s effective tax rate for 2002 was 35.5%.

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

The net loss and net loss applicable to common shareholders was $(24.0) million, or $(0.73) per diluted share, in 2002 compared to a net loss and net loss applicable to common shareholders of $(2.0) million, or $(0.06) per diluted share, in 2001. The 2002 net loss and net loss applicable to common shareholders of $(24.0) million includes a $2.5 million charge related to the liquidation of LIFO inventory quantities in North America and pre-tax corporate charges of $34.5 million, of which $5.6 million was recorded in cost of sales, $27.8 million was recorded in selling, general and administrative and $1.1 million was recorded in other financial costs. These charges consisted of $21.2 million to close two manufacturing plants in North America, $6.9 million in severance and severance related costs worldwide, $3.6 million to reduce to fair value certain assets contributed to the Company’s fiber optic joint venture, $1.7 million related to the sale of the Company’s non-strategic, United Kingdom based specialty cables business, and $1.1 million related to the write-off of unamortized bank fees as a result of the October 2002 amendment to the Company’s former credit facility. The 2002 net loss and net loss applicable to common shareholders of $(24.0) million also includes a $9.1 million discontinued operations pre-tax charge principally related to an estimated lower net realizable value for real estate remaining from the Company’s former building wire business, a longer than anticipated holding period for three distribution centers with unexpired lease commitments and certain other costs.

The 2001 net loss and net loss applicable to common shareholders of $(2.0) million includes net pre-tax corporate charges of $56.8 million consisting of $6.1 million of net continuing operations charges and $50.7 million of charges related to the disposal of discontinued operations. The $6.1 million of 2001 pre-tax operating charges includes $7.0 million of charges recorded in cost of sales, a net of $3.2 million of income reported in selling, general and administrative, $8.1 million reported as other income and $10.4 million reported as other financial costs. The $6.1 million of 2001 pre-tax charges includes $8.1 million of income from a foreign exchange gain on the extinguishment of long-term debt in the United Kingdom, a net gain of $23.8 million related to the sale of the Pyrotenax business and $7.0 million in income from the settlement of the final purchase price of certain assets sold to Pirelli, all more than offset by $16.5 million in severance costs, $4.8 million in costs to close a manufacturing plant, a $5.5 million loss on the sale of the Company’s non-strategic business that designed and manufactured extrusion tooling and accessories, $10.4 million in costs associated with the Company’s accounts receivable asset-backed securitization program and a restructuring of the Company’s interest costs, $7.0 million in inventory disposal costs and $0.8 million of other costs. The $50.7 million of charges related to the disposal of discontinued operations consists of $21.4 million related to the sale of the building wire business, $16.6 million for the closure of the Company’s Montoursville, Pennsylvania plant, which manufactured retail cordsets, $10.6 million for the closure of four regional distribution centers and $2.1 million for other costs.

Net Sales

The following table sets forth metal-adjusted net sales by segment, in millions of dollars. Net sales for the year 2001 have been adjusted to the 2002 copper COMEX average of $0.72 per pound and the aluminum rod average of $0.65 per pound.

	Metal-Adjusted Net Sales Year Ended December 31,
	2002		2001
	Amount	%	Amount	%
Energy	$516.0	36%	$511.2	31%
Industrial & specialty	499.4	34%	534.9	33%
Communications	438.5	30%	589.4	36%

Total metal-adjusted net sales	1,453.9	100%	1,635.5	100%

Metal adjustment	—		15.9

Total net sales	$1,453.9		$1,651.4

Net sales decreased 12% to $1,453.9 million in 2002 from $1,651.4 million in 2001. The net sales decrease is net of a $21 million favorable impact of exchange rate changes from 2001 to 2002. After adjusting 2001 net sales to reflect the $0.01 decrease in the average monthly COMEX price per pound of copper and the $0.04 decrease in the average aluminum rod price per pound in 2002, net sales decreased 11% to $1,453.9 million, down from $1,635.5 million in 2001. The decrease in metal-adjusted net sales reflects a 1% increase in energy products, a 7% decrease in industrial & specialty products and 26% decrease in communication products.

The increase of 1% in metal-adjusted net sales in the energy products segment is the result of higher volume in the North American market as the Company realized the effect of new contracts won during 2001 and higher sales in Europe as we continue to enjoy an increased presence with major European utilities. During the second half of 2002, the Company benefited from contract awards won earlier in the year, including a two-year supply agreement with Èlectricité de France, one of Europe’s largest electric utility companies. This contract award for medium voltage energy cables commenced in June 2002 and is valued at the equivalent of approximately $30 million through 2004. The Company also benefited from its expanded position in the Italian and United Kingdom energy cables markets. Partially offsetting these volume increases was lower pricing in the North American market.

The 7% decrease in industrial & specialty products metal-adjusted net sales includes the negative impact of the March 2001 divestiture of the Pyrotenax business and the June 2001 divestiture of the Company’s extrusion tooling business. Excluding the impact of these businesses, industrial & specialty products metal-adjusted net sales decreased 5% from the prior year. This decrease is primarily the result of continued weak demand and pricing in many industrial sectors of the North American economy. This decrease is partially offset by a 4% increase in metal-adjusted net sales for the Company’s international operations.

The 26% decrease in communication products metal-adjusted net sales principally relates to lower sales volume of outside plant telecommunications cable and to a lesser extent high bandwidth networking cables. Sales volume for outside plant telecommunications cable decreased year over year as many customers significantly reduced their capital spending in 2002.

Selling, General and Administrative Expense

Selling, general and administrative expense increased to $150.9 million in 2002 from $136.4 million in 2001. The 2002 and 2001 SG&A expense includes $27.8 million of corporate operating expenses and $3.2 million of corporate operating income, respectively. Excluding these expenses and income, SG&A expense on a consistent basis decreased 12%. The 12% reduction reflects the lower sales volumes and the impact of an aggressive program implemented since November 2001 to reduce fixed selling, general and administrative expense and controllable spending. The program included the elimination of salaried and hourly positions worldwide and other actions. Despite a 12% decrease in reported net sales year over year, selling, general and administrative expense, before corporate operating items, as a percent of net sales was flat compared to 2001 at 8.5%.

Operating Income

The following table sets forth operating income by segment, in millions of dollars.

	Operating Income Year Ended December 31,
	2002		2001
	Amount	%	Amount	%
Energy	$36.9	75%	$35.3	33%
Industrial & specialty	9.7	20%	24.3	22%
Communications	2.5	5%	48.5	45%

Subtotal excluding corporate charges	49.1	100%	108.1	100%

Corporate charges	(33.4)		(3.8)

Total operating income	$15.7		$104.3

As of January 1, 2001, General Cable changed its accounting method related to non-North American metals inventory from the FIFO method to the LIFO method resulting in a $4.1 million increase in operating income in 2001.

Operating income, including the corporate operating charges of $33.4 million in 2002 discussed above and the $3.8 million of corporate operating items in 2001 noted above, decreased 85% to $15.7 million in 2002 from $104.3 million in 2001. Excluding the corporate operating charges of $33.4 million in 2002 and $3.8 million in 2001, operating income decreased 55% to $49.1 million in 2002 from $108.1 million in 2001. Operating income decreased principally as a result of reduced sales volume in the communications and industrial & specialty segments and reduced selling prices in all three segments, partially offset by increased volume in the Energy segment as well as lower operating costs from the Company’s cost containment programs.

Other Financial Costs

In October 2002, General Cable recorded other financial costs of $1.1 million related to the write-off of unamortized bank fees as a result of the October 2002 credit facility amendment. Of the $1.1 million, $0.6 million related to fees paid in April 2002 for a prior amendment, the terms of which were substantially amended by the October amendment and $0.5 million was due to a reduction in the borrowing capacity available under the revolving portion of the credit facility.

During 2001, General Cable recorded other financial costs of $10.4 million as a result of recognizing $4.2 million of costs associated with the implementation of its accounts receivable asset-backed securitization program. The Company also wrote off $2.0 million of unamortized bank fees as a result of a reduction in the borrowing capacity of its former credit facility due to the application of the Pyrotenax proceeds and the accounts receivable asset-backed securitization program proceeds against outstanding debt, and the Company recorded a loss of $4.2 million related to interest rate collars which were terminated. The collars were terminated in part due to the reduction of indebtedness associated with the Pyrotenax and Pirelli transactions, as well to allow the Company to more fully benefit from the more favorable interest rate environment and future interest rate reductions.

Interest Expense

Net interest expense, excluding the other financial costs discussed above, was $42.6 million in 2002 compared to $43.9 million in 2001. The decrease reflects reduced debt levels due to the application of the proceeds from non-strategic business divestitures, interest savings from the Company’s accounts receivable asset-backed securitization program implemented in the second quarter of 2001 and lower base interest rates under the credit facility in 2002 partially offset by the amortization of bank fees and higher credit spreads related to the April 2002 and October 2002 credit facility amendments.

Tax Provision

The effective tax rate for 2002 and 2001 was 35.5%.

Liquidity and Capital Resources

In general, General Cable requires cash for working capital, capital expenditures, debt repayment, interest and taxes. General Cable’s working capital requirement increases when it experiences strong incremental demand for products and/or significant copper and aluminum price increases. Based upon historical experience and the expected availability of funds under the new credit facility, the Company believes its sources of liquidity will be sufficient to enable it to meet the Company’s cash requirements for working capital, capital expenditures, debt repayment, interest and taxes for at least the next twelve months.

General Cable Corporation is a holding company with no operations of its own. All of the Company’s operations are conducted, and net sales are generated, by its subsidiaries and investments. Accordingly, the Company’s cash flow depends on the cash flows of its operations, in particular, the North American operations upon which it has historically depended the most. However, the Company’s ability to use cash flow from its European operations, if necessary, will likely be adversely affected by limitations on the Company’s ability to repatriate such earnings tax efficiently.

On November 24, 2003, the Company completed a comprehensive refinancing of its bank debt which improved its capital structure and provided increased financial and operating flexibility by reducing leverage, increasing liquidity and extending debt maturities. The refinancing included: (i) a new senior secured revolving credit facility, (ii) the private placement of 7-year senior unsecured notes, (iii) the private placement of redeemable convertible preferred stock and (iv) a public offering of common stock. The Company applied the net proceeds from these transactions to repay all amounts outstanding under its former senior secured revolving credit facility, senior secured term loans, accounts receivable asset-backed securitization facility and to pay fees and expenses of approximately $22 million related to the refinancing.

In the refinancing, the Company raised $47.6 million through the sale of 5,807,500 shares of common stock at $8.20 per share (which included a 15% over-allotment option exercised on December 2, 2003) and $103.5 million through the sale of 2,070,000 shares of redeemable convertible preferred stock at $50.00 per share (which included the exercise of an option to purchase additional shares of preferred stock). The preferred stock has an annual dividend rate of 5.75% and a conversion price of $10.004 per share.

The refinancing also included the issuance of $285.0 million of 7-year senior unsecured notes due 2010 and a $240.0 million secured revolving credit facility which matures in 2008. The senior unsecured notes bear interest at a fixed rate of 9.5% while loans under the credit facility will bear interest initially at a rate of LIBOR plus 275 basis points.

Cash flow used by operating activities in 2003 was $14.5 million. This reflects a net loss before depreciation and amortization, foreign currency exchange gain, deferred income taxes and loss on the disposal of property of $27.4 million, a $27.8 million decrease in accounts receivable, a $16.9 million decrease in inventories, and a $14.5 million decrease in prepaid and other assets. The decrease in receivables is due to the inflow to the Company during 2003 of approximately $32 million of cash held at the prior year end in its off balance sheet asset backed securitization facility. This cash inflow was partially offset by an increase in receivables due to strong incremental sales volumes in the fourth quarter of 2003. Inventories in 2003 were reduced through strong distribution logistics, improved plant schedule attainment and a rebalancing of our production loads. The decrease in prepaid and other assets includes a $13.9 million refund of income taxes paid in previous years received in the first quarter of 2003. These cash flows were offset by a decrease in accounts payable, accrued and other liabilities of $21.1 million and $80.0 million used for the purchase of trade receivables resulting from the termination of the Company’s accounts receivable asset-backed securitization financing, which was terminated as part of the Company’s refinancing.

The following table sets forth net cash provided by (used by) operating activities by geographic region for the following periods (in millions):

	Year Ended December 31,
	2003	2002	2001
North America	$(40.3)	$43.4	$66.6
Europe and Oceania	25.8	13.9	16.6

Total	$(14.5)	$57.3	$83.2

The cash flow used by operating activities in North America during 2003, includes $80.0 million used for the purchase of trade receivables resulting from the termination of the Company’s accounts receivable asset-backed securitization financing, which was terminated as part of the Company’s refinancing.

Cash flow used by investing activities was $16.7 million in 2003, principally reflecting $19.1 million of capital expenditures. This level of capital spending is approximately 40% below 2002 and reflects an intentional effort to limit capital spending given current general economic conditions. The Company anticipates capital spending to be approximately $30 million in 2004. The use of cash for capital expenditures was partially offset by $2.5 million of proceeds received from the sale of former manufacturing facilities.

Cash flow provided by financing activities in 2003 was $27.2 million. This represents gross proceeds from the Company’s refinancing transactions net of fees and expenses paid of (i) $44.6 million from the issuance of common stock, (ii) $99.5 million from the issuance of preferred stock and (iii) $276.6 million from the issuance of senior unsecured notes. The proceeds from these transactions were used to repay all amounts outstanding under the Company’s former credit facility, including $333.3 million of term loans. During 2003, revolving credit borrowings were reduced by $35.2 million. This reflects the repayment of all outstanding revolving credit borrowings under the former credit facility, offset by new borrowings under the new credit facility of which $43.0 million was outstanding at December 31, 2003. Also, during 2003 other debt decreased by $26.2 million, principally related to the Company’s European operations short-term borrowings and $1.0 million of cash was received in partial payment of loans plus interest from shareholders.

The Company’s new senior secured revolving credit facility provides for up to $240.0 million in borrowings, including a $50.0 million sublimit for the issuance of commercial and standby letters of credit and a $10.0 million sublimit for swingline loans. Advances under the credit facility are limited to a borrowing base based upon advance rates for eligible accounts receivables inventory, equipment and owned real estate properties. The fixed asset component of the borrowing base is subject to scheduled reductions. At December 31, 2003, the Company had undrawn availability of $147.6 million under the new credit facility.

Indebtedness under the credit facility is guaranteed by the Company’s North American subsidiaries and secured by a first priority security interest in tangible and intangible property and assets of the Company’s North American subsidiaries. Loans under the credit facility bear interest at the Company’s option, equal to either an alternate base rate or an adjusted LIBOR rate plus an applicable margin percentage. The applicable margin percentage is subject to adjustments based upon a consolidated fixed charge coverage ratio, as defined.

The Company pays fees in connection with the issuance of letters of credit and a commitment fee equal to 50 basis points per annum on any unused commitments under the credit facility. Both fees are payable quarterly.

The credit facility requires that the Company comply on a quarterly basis with certain financial covenants, including a minimum fixed charge coverage ratio test and a maximum capital expenditures level. In addition, the senior secured revolving credit facility and the indenture governing the senior unsecured notes include negative covenants which restrict certain acts, including the payment of dividends to holders of common stock. However, the Company will be permitted to declare and pay dividends or distributions on the convertible preferred stock so long as there is no default under the senior secured revolving credit facility and the Company meets certain financial conditions.

The Company’s European operations participate in arrangements with several European financial institutions who provide extended accounts payable terms to the Company on an uncommitted basis. In general, the arrangements provide for accounts payable terms of up to 180 days. At December 31, 2003, the arrangements had a maximum availability limit of the equivalent of approximately $101.7 million, of which approximately $70.7 million was drawn. Should the availability under these arrangements be reduced or terminated, the Company would be required to negotiate longer payment terms or repay the outstanding obligations with suppliers under this arrangement over 180 days and seek alternative financing arrangements which could increase the Company’s interest expense. The Company also has an approximate $25 million uncommitted facility in Europe, which allows the Company to sell at a discount, with limited recourse, a portion of its accounts receivable to a financial institution. At December 31, 2003, this accounts receivable facility was not drawn upon.

During the fourth quarter of 2002, as a result of declining returns in the investment portfolio of the Company’s defined benefit pension plan, the Company was required to record a minimum pension liability equal to the underfunded status of its plan. At December 31, 2002, the Company recorded an after-tax charge of $29.2 million to accumulated other comprehensive income in the equity section of its balance sheet. During 2003, the investment portfolio experienced improved performance and as a result, the Company was able to reduce the after tax charge to accumulated other comprehensive income by $7.3 million. In 2004, pension expense is expected to decrease approximately $3 million from 2003, principally due to improved investment performance during 2003 and cash contributions are expected to increase approximately $6 million from 2003.

As part of General Cable’s ongoing efforts to reduce total operating costs, the Company continuously evaluates its ability to more efficiently utilize existing manufacturing capacity. Such evaluation includes the costs associated with and benefits to be derived from the combination of existing manufacturing assets into fewer plant locations and the possible outsourcing of certain manufacturing processes. During the fourth quarter of 2003, the Company incurred a $7.6 million pre-tax charge related to the rationalization of certain of its industrial cable manufacturing plants. Additional charges (currently estimated to be $14 million, of which approximately $8 million will be cash payments) will be incurred during 2004 as the operations are wound down. In addition, the Company is currently evaluating the closure of another North American facility. The Company plans to announce the results of its evaluation in 2004 and would take additional charges over the period the operations are wound down should it be decided to rationalize the facility.

Summarized information about our contractual obligations and commercial commitments as of December 31, 2003 is as follows (in millions of dollars):

	Payments Due by Period
		Less than	1 - 3	4 - 5	After 5
Contractual obligations:	Total	1 Year	Years	Years	Years
Long-term debt	$340.4	$2.3	$0.4	$43.3	$294.4
Operating leases	23.0	7.2	11.4	4.4	—
Commodity futures and forward pricing agreements	46.6	46.5	0.1	—	—
Foreign currency contracts	38.4	37.7	0.7	—	—

Total	$448.4	$93.7	$12.6	$47.7	$294.4

The Company will be required to make future cash contributions to its defined benefit pension plans. The estimate for these contributions is approximately $12.6 million during 2004. Estimates of cash contributions to be made after 2004 are difficult to make due to the number of variable factors which impact the calculation of defined benefit pension plan contributions. General Cable will also be required to make interest payments on its debt. The Company’s senior unsecured notes will require interest payments of $27.1 million a year, beginning in 2004 through 2010. The interest payments to be made on the Company’s revolving loans and other debt are based on variable interest rates and the amount of the borrowings under the revolving credit facility depend upon the Company’s working capital requirements. The Company’s preferred stock dividends are payable in cash or common stock or a combination thereof, in the amount of $6.0 million a year, beginning in 2004 through 2013.

The Company anticipates being able to meet its obligations as they come due.

Off Balance Sheet Assets and Obligations

In May 2001, the Company completed an accounts receivable asset-backed securitization financing transaction. The securitization financing provided for certain domestic trade receivables to be sold to a wholly owned, special purpose, bankruptcy-remote subsidiary without recourse. This subsidiary in turn transferred the receivables to a trust which issued floating rate five-year certificates in an initial amount of $145 million. The proceeds from the initial transfer were utilized to reduce term debt. In addition, a variable certificate component of up to $45 million for seasonal borrowings was established as a part of the securitization financing. This variable certificate component fluctuated based on the amount of eligible receivables. Sales of receivables under this program resulted in a reduction of total accounts receivable reported on the Company’s consolidated balance sheet in 2002. The Company’s retained interest in the receivables was carried at their fair value, which was estimated as the net realizable value. The net realizable value considered the relatively short liquidation period and included an estimated provision for credit losses. The five-year certificates carried a weighted average interest rate of 57 basis points over LIBOR.

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

At December 31, 2002, the off balance sheet debt, net of cash held in the trust was $48.5 million. This off balance sheet debt was fully collateralized by accounts receivable and cash held in the trust. During the fourth quarter of 2003, this securitization financing was terminated in connection with the refinancing transactions. As a result of the early termination, the Company incurred costs of $0.8 million.

As part of the BICC plc acquisition, BICC agreed to indemnify General Cable against environmental liabilities existing at the date of the closing of the purchase of the business. In the sale of the businesses to Pirelli, General Cable generally indemnified Pirelli against any environmental liabilities on the same basis as BICC plc indemnified the Company in the earlier acquisition. In addition, General Cable has agreed to indemnify Pirelli against any warranty claims relating to the prior operation of the business. General Cable agreed to indemnify Raychem HTS Canada, Inc., a business division of Tyco International, Ltd. for certain environmental liabilities existing at the date of the closing of the sale of the Company’s former Pyrotenax business. General Cable has also agreed to indemnify Southwire Company against certain liabilities arising out of the operation of the business sold to Southwire prior to its sale. See Note 20 for further discussion of these indemnities.

Environmental Matters

The Company’s expenditures for environmental compliance and remediation amounted to approximately $0.8 million in 2003, $0.6 million in 2002 and $0.9 million in 2001. In addition, certain of General Cable’s subsidiaries have been named as potentially responsible parties in proceedings that involve environmental remediation. The Company had accrued $5.4 million at December 31, 2003 for all environmental liabilities. In the Wassall acquisition of General Cable from American Premier Underwriters, American Premier indemnified the Company against certain environmental liabilities arising out of General Cable or its predecessors’ ownership or operation of properties and assets, which were identified during the seven-year period ended June 2001. As part of the 1999 acquisition, BICC plc agreed to indemnify General Cable against environmental liabilities existing at the date of the closing of the purchase of the business. The Company has agreed to indemnify Pirelli, Raychem HTS, Canada, Inc. and Southwire Company against certain environmental liabilities arising out of the operation of the divested businesses prior to the sale. However, the indemnity the Company received from BICC plc related to the business sold to Pirelli terminated upon the sale of those businesses to Pirelli. While it is difficult to estimate future environmental liabilities, the Company does not currently anticipate any material adverse effect on results of operations, cash flows or financial position as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs.

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

General Cable’s reported net sales are directly influenced by the price of copper and to a lesser extent aluminum. The price of copper and aluminum has been subject to considerable volatility, with the daily selling price of copper cathode on the COMEX averaging $0.81 per pound in 2003, $0.72 per pound in 2002 and $0.73 per pound in 2001 and the daily price of aluminum rod averaging $0.69 per pound in 2003, $0.65 per pound in 2002 and $0.69 per pound in 2001.

General Cable utilizes the last-in first-out (LIFO) method of inventory accounting for its metals inventory. The Company’s use of the LIFO method results in its income statement reflecting the current costs of metals, while metals inventories in the balance sheet are valued at historical costs as the LIFO layers were created. As a result of volatile copper prices, the replacement cost of the Company’s copper inventory exceeded the historic LIFO cost by approximately $13 million at December 31, 2003 while, at December 31, 2002, the historic LIFO cost of the Company’s copper inventory exceeded its replacement cost by approximately $16 million. If the Company were not able to recover the LIFO value of its inventory at a profit in some future period when replacement costs were lower than the LIFO value of the inventory, the Company would be required to take a charge to recognize in its income statement all or a portion of the higher LIFO value of the inventory. Additionally, if LIFO inventory quantities were reduced in a period when replacement costs were lower than the LIFO value of the inventory, the Company would experience a decline in reported margins. Conversely, if LIFO inventory quantities were reduced in a period when the replacement cost of the inventory exceeded the LIFO value, the Company would experience an increase in reported margins.

General Cable has utilized interest rate swaps and interest rate collars to manage its interest expense exposure by fixing its interest rate on a portion of the Company’s floating rate debt. Under the swap agreements, General Cable typically pays a fixed rate while the counterparty pays to General Cable the difference between the average fixed rate and the three-month LIBOR rate.

During 1999, the Company entered into certain interest rate derivative contracts for hedging of the former credit facility floating interest rate risk covering $375.0 million of the Company’s debt. In March 2001, the Company incurred a cost of $4.2 million to terminate these interest rate collars.

During 2001, the Company entered into several new interest rate swaps which effectively fixed interest rates for borrowings under the former credit facility and other debt. In the fourth quarter of 2003 in conjunction with the refinancing of its bank debt, the Company incurred a cost of $0.8 million to terminate the interest rate swaps related to the former credit facility. At December 31, 2003, the remaining outstanding interest rate swap had a notional value of $9.0 million, an interest rate of 4.49% and matures in October 2011. The Company does not provide or receive any collateral specifically for this contract.

The fair value of interest rate derivatives are based on quoted market prices and third party provided calculations, which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments. At December 31, 2003, the net unrealized loss on interest rate derivatives and the related carrying value was $0.7 million. At December 31, 2002, the net unrealized loss on the net interest rate derivatives and the related carrying value was $7.4 million. A 10% change in the variable rate would change the unrealized loss by $0.2 million in 2003 and $0.5 million in 2002. All interest rate derivatives are marked-to-market with changes in the fair value of qualifying cash flow hedges recorded as other comprehensive income.

The Company enters into forward exchange contracts principally to hedge the currency fluctuations in certain transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. Principal transactions hedged during the year were firm sales and purchase commitments.

The fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At December 31, 2003 and 2002, the net unrealized (loss) gain on the net foreign currency contracts was $(0.8) million and $0.7 million, respectively.

A 10% change in the exchange rate for these currencies would change the unrealized (loss) gain by $3.5 million in 2003 and $2.9 million in 2002. However, since these contracts hedge forecasted foreign currency denominated transactions, any change in the fair value of the contracts would be recorded in other comprehensive income until the hedged transaction was reflected in the income statement.

Outside of North America, General Cable enters into commodity futures contracts for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. At December 31, 2003 and 2002, General Cable had an unrealized gain (loss) of $0.1 million and $(0.1) million respectively, on the commodity futures. A 10% change in the price of copper and aluminum would result in a change in the unrealized gain (loss) of $1.4 million in 2003 and $0.9 million in 2002.

The notional amounts and fair values of these financial instruments at December 31, 2003 and 2002 are shown below (in millions). The carrying amount of the financial instruments was a liability of $1.4 million at December 31, 2003 and $6.8 million at December 31, 2002.

	2003		2002
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Interest rate swap	$9.0	$(0.7)	$9.0	$(0.9)
Forward starting interest rate swaps	—	—	200.0	(6.5)
Foreign currency forward exchange	38.4	(0.8)	29.5	0.7
Commodity futures	13.6	0.1	9.2	(0.1)

		$(1.4)		$(6.8)

In the normal course of business, General Cable enters into forward pricing agreements for purchase of copper and aluminum for delivery in a future month to match certain sales transactions. At December 31, 2003 and 2002, General Cable had an unrealized gain of $2.4 million and an unrealized loss of $2.8 million, respectively. General Cable expects to recover the unrealized gains and losses under these agreements as a result of firm sales price commitments with customers.

Item 8. Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 9A. Controls and Procedures

The Company periodically reviews the design and effectiveness of its disclosure controls and internal control over financial reporting. The Company makes modifications to improve the design and effectiveness of its disclosure controls and internal control structure, and may take other corrective action, if its reviews identify a need for such modifications or actions.

The Company’s management, including the CEO and CFO, does not expect that its disclosure controls and procedures or its internal controls and procedures for financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgements in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed in reports that are filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported on a timely basis as provided in the Securities and Exchange Commission rules and forms. There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART III.

Item 10. Directors and Executive Officers of the Registrant

General Cable’s amended and restated by-laws provide that its board of directors is divided into three classes (Class I, Class II and Class III). At each annual meeting of the shareholders, directors constituting one class are elected for a three-year term. Each of the directors will be elected to serve until a successor is elected and qualified or until such director’s earlier resignation or removal.

The following table sets forth certain information concerning the directors and executive officers of General Cable on February 1, 2004.

Name	Age	Position
Gregory B. Kenny	51	President, Chief Executive Officer and Class II Director
Christopher F. Virgulak	48	Executive Vice President, Chief Financial Officer and Treasurer
Robert J. Siverd	55	Executive Vice President, General Counsel and Secretary
John E. Welsh, III	52	Class I Director; Non-executive Chairman of the Board
Jeffrey Noddle	57	Class I Director
Robert L. Smialek	59	Class II Director
Gregory E. Lawton	52	Class III Director

     Mr. Kenny has been one of General Cable’s directors since 1997 and has been President and Chief Executive Officer since August 2001. He served as President and Chief Operating Officer from May 1999 to August 2001. He served as Executive Vice President and Chief Operating Officer of General Cable from March 1997 to May 1999. From June 1994 to March 1997, he was Executive Vice President of General Cable’s immediate predecessor. He is also a director of IDEX Corporation (NYSE: IEX), a manufacturer of highly engineered process and flow control products.

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

     Mr. Welsh has been one of the Company’s directors since 1997 and is Non-executive Chairman of the Board and a member of the Audit Committee, Compensation Committee and Corporate Governance Committee. He is currently President of Avalon Capital Partners, LLC, an investment firm focused on private equity and venture capital investments. From October 2000 to December 2002, he was a Managing Director of CIP Management LLC, the management company for Continuation Investments Group Inc. (Mr. Welsh continues to manage several portfolio investments on behalf of CIP Management LLC). From November 1992 to December 1999, he served as Managing Director and Vice-Chairman of the board of directors of SkyTel Communications, Inc. and as a Director of SkyTel from September 1992 until December 1999. Prior to 1992, Mr. Welsh was a Managing Director in the Investment Banking Division of Prudential Securities, Inc.

     Mr. Noddle has been one of the Company’s directors since 1998 and is Chairman of its Compensation Committee and a member of the Audit Committee and the Corporate Governance Committee. He has been Chairman of the Board of Minneapolis-based Supervalu Inc. (NYSE: SVU) since May 2002. He was elected Chief Executive Officer of Supervalu Inc. in June 2001. Prior to that, he served as President and Chief Operating Officer from June 2000 to June 2001. From February 1995 to May 2000 he was President and Chief Operating Officer of its Wholesale Food Companies. Supervalu is the largest food wholesaler in the United States. Mr. Noddle has held various marketing and merchandising positions with Supervalu since 1976. He is also a director of Donaldson Company, Inc. (NYSE: DCI), a leading worldwide provider of filtration systems and replacement parts.

     Mr. Smialek has been one of the Company’s directors since 1998 and is Chairman of the Audit Committee and a member of the Compensation Committee and Corporate Governance Committee. He was formerly President and Chief Executive Officer of Applied Innovation, Inc. (NASDAQ: AINN) from July 2000 until August 2002. From May 1993 until June 1999, he was the Chairman, President and Chief Executive Officer of Insilco Corporation (The Pink Sheets: INSL), a diversified manufacturing company based in Dublin, Ohio. He has been a director of Coors Tek, Inc. since December 1999.

     Mr. Lawton has been one of the Company’s directors since 1998. He is Chairman of the Corporate Governance Committee and member of the Audit Committee and Compensation Committee. Since October 2000, Mr. Lawton has been President and Chief Executive Officer of Johnson Diversey, Inc., a supplier of cleaning and hygiene solutions. From January 1999 until September 2000, he was President and Chief Operating Officer of Johnson Wax Professional. Prior to joining Johnson Wax, Mr. Lawton was President of NuTone Inc., a subsidiary of Williams plc based in Cincinnati, Ohio, from 1994 to 1998. From 1989 to 1994, Mr. Lawton served with Procter & Gamble (NYSE: PG) where he was Vice President and General Manager of several consumer product groups. Mr. Lawton is a director of Johnson Outdoor Inc. (NASDAQ: JOUT).

The Board of Directors of the Company has determined that Robert L. Smialek, Chairman of the Audit Committee, and Audit Committee members, Mr. Welsh, Mr. Noddle and Mr. Lawton, are audit committee financial experts as defined by Item 401(h) of Regulation S-K and are independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

The Company has adopted a Code of Business Conduct and Ethics that applies to its directors, officers (including the Company’s principal executive officer, principal financial officer and principal accounting officer) and employees. The Company has also adopted Corporate Governance Principles and Guidelines, an Audit Committee Charter, a Compensation Committee Charter and a Corporate Governance Committee Charter (collectively “Charters”). Copies of the Code of Business Conduct and Ethics, Corporate Governance Principles and Guidelines and each of the Charters are available on the Company’s website, www.generalcable.com, and may be found under the “Investor Information” section by clicking on “Corporate Governance”. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Ethics by posting such information on our website at the location specified above.

Except as set forth above, the additional information required by this item is included in the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 2003, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is included in the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 2003, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is included in the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 2003, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item is included in the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 2003, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item is included in the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 2003, and is incorporated herein by reference.

PART IV.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Documents filed as part of the Form 10-K:

1.	Financial Statements are included in Part II, Item 8.

2.	Financial Statement Schedules filed herewith for 2003, 2002 and 2001:

II.	Valuation and Qualifying Accounts page 76

All other schedules for which provisions are made in the applicable regulation of the Securities and Exchange Commission have been omitted as they are not applicable, not required, or the required information is included in the consolidated financial statements or notes thereto.

3.	Exhibits as required by Item 601 of the Regulation S-K are listed below.

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-22961) of the Company filed with the Securities and Exchange Commission on March 7, 1997, as amended (the “Initial S-1”).

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Initial S-1.

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Initial S-1).

4.2	Certificate of Designations (incorporated by reference to Exhibit 4.1 to the Form 8-K filed December 12, 2003).

4.3	Indenture among the Company, certain guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed December 12, 2003).

4.4	Registration Rights Agreement among the Company and the Initial Purchasers relating to the Series A Redeemable Convertible Preferred Stock (incorporated by reference to Exhibit 4.3 to the Form 8-K filed December 12, 2003).

4.5	Registration Rights Agreement among the Company, certain guarantors and the Initial Purchasers relating to the Notes (incorporated by reference to Exhibit 4.4 to the Form 8-K filed December 12, 2003).

10.2	General Cable Corporation 1998 Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1997).

10.3	General Cable Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Initial S-1).

10.4	General Cable Corporation 1997 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1997.

10.7	Employment Agreement dated May 13, 1997, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.6 to the Initial S-1).

10.8	Amendment dated March 16, 1998 to Employment Agreement dated May 13, 1997, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1997).

10.9	Employment dated May 13, 1997, between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.7 to the Initial S-1).

10.10	Employment Agreement dated May 13, 1997, between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.10 to the Initial S-1).

10.12	Change-in-Control Agreement dated May 13, 1997, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.10 to the Initial S-1).

10.13	Change-in-Control Agreement dated May 13, 1997, between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.11 to the Initial S-1).

10.14	Change-in-Control Agreement dated May 13, 1997, between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.12 to the Initial S-1).

10.15	Form of Intercompany Agreement among Wassall PLC, Netherlands Cable V.B. and the Company (incorporated by reference to Exhibit 10.14 to the Initial S-1).

10.16	Stock Purchase Agreement dated May 13, 1997, among Wassall PLC, General Cable Industries Inc. and the Company (incorporated by reference to Exhibit 10.15 to the Initial S-1).

10.17	General Cable Corporation Deferred Compensation Plan dated April 1, 1996 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1998).

10.18	Amended and Restated General Cable Corporation Deferred Compensation Plan dated December 14, 1998 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1998).

10.19	Credit Agreement between the Company, Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.20	Amendment dated October 8, 1999 to the Credit Agreement between the Company, Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Exhibit Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.22	Employment Agreement dated October 18, 1999, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly

Exhibit
Number	Description
period ended September 30, 1999).

10.23	Employment Agreement dated October 18, 1999, between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.23 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.24	Employment Agreement dated October 18, 1999, between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.26	Change-in-Control Agreement dated October 18, 1999 between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.26 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.27	Change-in-Control Agreement dated October 18, 1999 between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.28	Change-in-Control Agreement dated October 18, 1999 between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.29	BICCGeneral Supplemental Executive Retirement Plan dated December 15, 1999 (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1999).

10.30	BICCGeneral Mid-Term Incentive Plan dated February 1, 2000 (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1999).

10.31	Share Purchase Agreement between General Cable Corporation and Pirelli Cavi e Sistemi S.p.A. dated February 9, 2000 (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1999).

10.32	Second amendment dated March 9, 2000 to the Credit Agreement between the Company, Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Exhibit 10.32 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.33	Amended and Restated Employment Agreement dated April 28, 2000, Stephen Rabinowitz and the Company (incorporated by reference to Exhibit 10.33 to the Quarterly report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.34	Amended and Restated Employment Agreement dated April 28, 2000, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.34 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.35	Amended and Restated Employment Agreement dated April 28, 2000, between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.35 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.36	Amended and Restated Employment Agreement dated April 28, 2000, between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.36 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.38	Amended and Restated Change-in-Control Agreement dated April 28, 2000 between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.38 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period end March 31, 2000).

10.39	Amended and Restated Change-in-Control Agreement dated April 28, 2000, between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.39 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.40	Amended and Restated Change-in-Control Agreement dated April 28, 2000 between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.40 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.41	Third amendment dated January 24, 2001 to the Credit Agreement between the Company, Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2000).

10.42	General Cable Corporation 2000 Stock Option Plan (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2000).

10.43	Asset Purchase Agreement between Southwire Company and General Cable Industries, Inc. and General Cable Corporation dated September 5, 2001 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period end September 30, 2001).

10.44	Term Sheet dated August 7, 2001, for Retirement and Termination of Employment Agreement dated October 18, 1999, as Amended, between General Cable Corporation and Stephen Rabinowitz (incorporated by reference to

Exhibit
Number	Description
Exhibit 10.2 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 2001).

10.45	Amendment dated August 6, 2001, to Employment Agreement between Gregory B. Kenny and General Cable Corporation (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 2001).

10.46	Amendment dated August 6, 2001, to Change-in-Control Agreement between Gregory B. Kenny and General Cable Corporation (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 2001).

10.47	Master Pooling and Servicing Agreement, dated as of May 9, 2001, among General Cable Capital Funding, Inc., General Cable Industries, Inc. and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2001).

10.48	Series 2001-1 Supplement to Master Pooling and Servicing Agreement, dated as of May 9, 2001, among General Cable Capital Funding, Inc., General Cable Industries, Inc. and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K of General Cable Corporation for year ended December 31, 2001).

10.49	Series VFC Supplement to Master Pooling and Servicing Agreement, dated as of May 9, 2001, among General Cable Capital Funding, Inc., General Cable Industries, Inc. and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2001).

10.50	Receivables Sale Agreement, dated as of May 9, 2001, between General Cable Industries, Inc. and General Cable Capital Funding, Inc. (incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2001).

10.51	First amendment dated December 21, 2001 to the Series 2001-1 Supplement to Master Pooling and Servicing Agreement dated as of May 9, 2001, (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2001).

10.52	Amendment dated April 19, 2002 to the Credit Agreement between the Company, JP Morgan Chase Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2002).

10.53	Fifth Amendment dated October 11, 2002 to the Credit Agreement between the Company, JP Morgan Chase Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Form 8-K filed on October 14, 2002).

10.54	Sixth Amendment dated December 26, 2002 to the Credit Agreement between the Company, JP Morgan Chase Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to exhibit 10.54 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2002).

10.55	General Cable Corporation 2000 Stock Option Plan, amended and restated as of July 30, 2002 (incorporated by reference to exhibit 10.55 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2002).

10.56	Amendment No. 2 dated July 11, 2003 to Employment Agreement dated April 28, 2000 between Gregory B. Kenny and the Company (incorporated by reference to exhibit 10.56 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended June 30, 2003).

10.57	Amendment No. 1 dated July 11, 2003 to Employment Agreement dated April 28, 2000 between Christopher F. Virgulak and the Company (incorporated by reference to exhibit 10.57 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended June 30, 2003).

10.58	Amendment No. 1 dated July 11, 2003 to Employment Agreement dated April 28, 2000 between Robert J. Siverd and the Company (incorporated by reference to exhibit 10.58 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended June 30, 2003).

10.59	Assignment Agreement dated June 9, 2003 by Gregory B. Kenny to General Cable Corporation.

10.60	Assignment Agreement dated June 9, 2003 by Christopher F. Virgulak to General Cable Corporation.

10.61	Assignment Agreement dated June 9, 2003 by Robert J. Siverd to General Cable Corporation.

10.62	Trust Termination Agreement for General Cable 2001 Master Trust dated November 24, 2003.

10.63	Credit Agreement between the Company, Merrill Lynch Capital as Collateral and Syndication Agent, UBS AG as Administrative Agent and the lenders signatory thereto dated November 24, 2003.

10.64	Code of Business Conduct and Ethics dated December 16, 2003.

10.65	Corporate Governance Principles and Guidelines dated January 2004.

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of Subsidiaries of General Cable.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

(i)	Form 8-K filed January 28, 2004 including the Company’s fourth quarter 2003 earnings release.

(ii)	Form 8-K/A filed January 9, 2004 including revised exhibits relating to the Form 8-K filed November 20, 2003.

(iii)	Form 8-K filed December 18, 2003 including a press release by the Company announcing plant rationalizations.

(iv)	Form 8-K filed December 12, 2003 including documents relating to the Company’s preferred stock and senior notes.

(v)	Form 8-K filed November 20, 2003 including exhibits to the Company’s shelf registration statement on Form S-3.

(vi)	Form 8-K filed November 5, 2003 including financial statements and updated Management’s Discussion and Analysis.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Cable Corporation

Signed: March 12, 2004	By:	/s/ GREGORY B. KENNY

Gregory B. Kenny
President and Chief Executive Officer
and Director

/s/	ROBERT J. SIVERD Robert J. Siverd	Executive Vice President, General Counsel and Secretary	March 12, 2004

/s/	CHRISTOPHER F. VIRGULAK Christopher F. Virgulak	Executive Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)	March 12, 2004

/s/	JOHN E. WELSH, III John E. Welsh, III	Non-executive Chairman and Director	March 12, 2004

/s/	GREGORY E. LAWTON Gregory E. Lawton	Director	March 12, 2004

/s/	JEFFREY NODDLE Jeffrey Noddle	Director	March 12, 2004

/s/	ROBERT L. SMIALEK Robert L. Smialek	Director	March 12, 2004

INDEPENDENT AUDITORS’ REPORT

General Cable Corporation:

We have audited the accompanying consolidated balance sheets of General Cable Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the General Cable Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Cincinnati, Ohio
March 12, 2004

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(in millions, except per share data)

	Year Ended December 31,
	2003	2002	2001
Net sales	$1,538.4	$1,453.9	$1,651.4
Cost of sales	1,365.0	1,287.3	1,410.7

Gross profit	173.4	166.6	240.7
Selling, general and administrative expenses	127.7	150.9	136.4

Operating income	45.7	15.7	104.3
Other income	1.5	—	8.1
Interest income (expense):
Interest expense	(43.5)	(43.5)	(45.6)
Interest income	0.4	0.9	1.7
Other financial costs	(6.0)	(1.1)	(10.4)

	(49.1)	(43.7)	(54.3)

Income (loss) from continuing operations before income taxes	(1.9)	(28.0)	58.1
Income tax (provision) benefit	(2.9)	9.9	(20.6)

Income (loss) from continuing operations	(4.8)	(18.1)	37.5
Loss from operations of discontinued operations (net of tax)	—	—	(6.8)
Loss on disposal of discontinued operations (net of tax)	—	(5.9)	(32.7)

Net loss	(4.8)	(24.0)	(2.0)
Less: preferred stock dividends	(0.6)	—	—

Net loss applicable to common shareholders	$(5.4)	$(24.0)	$(2.0)

EPS of Continuing Operations
Earnings (loss) per common share	$(0.16)	$(0.55)	$1.14

Weighted average common shares	33.6	33.0	32.8

Earnings (loss) per common share-assuming dilution	$(0.16)	$(0.55)	$1.13

Weighted average common shares-assuming dilution	33.6	33.0	33.1

EPS of Discontinued Operations
Loss per common share	$—	$(0.18)	$(1.20)

Loss per common share-assuming dilution	$—	$(0.18)	$(1.19)

EPS including Discontinued Operations
Loss per common share	$(0.16)	$(0.73)	$(0.06)

Loss per common share-assuming dilution	$(0.16)	$(0.73)	$(0.06)

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except share data)

	December 31,
	2003	2002
Assets
Current Assets:
Cash	$25.1	$29.1
Receivables, net of allowances of $15.6 million in 2003 and $11.6 million in 2002	268.9	105.9
Retained interest in accounts receivable	—	84.8
Inventories	256.7	258.3
Deferred income taxes	13.5	12.2
Prepaid expenses and other	24.9	42.6

Total current assets	589.1	532.9
Property, plant and equipment, net	333.3	323.3
Deferred income taxes	76.5	68.3
Other non-current assets	50.6	48.8

Total assets	$1,049.5	$973.3

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$250.6	$242.1
Accrued liabilities	99.6	99.2
Current portion of long-term debt	2.3	40.8

Total current liabilities	352.5	382.1
Long-term debt	338.1	411.1
Deferred income taxes	9.6	2.1
Other liabilities	109.2	117.1

Total liabilities	809.4	912.4

Shareholders’ Equity:
Redeemable convertible preferred stock, 2,070,000 shares at redemption value (liquidation preference of $50.00 per share)	103.5	—
Common stock, $0.01 par value, issued and outstanding shares:
2003 - 38,908,512 (net of 4,828,225 treasury shares)
2002 - 33,135,002 (net of 4,754,425 treasury shares)	0.4	0.4
Additional paid-in capital	140.8	100.0
Treasury stock	(50.4)	(50.0)
Retained earnings	54.5	59.9
Accumulated other comprehensive loss	(5.5)	(44.6)
Other shareholders’ equity	(3.2)	(4.8)

Total shareholders’ equity	240.1	60.9

Total liabilities and shareholders’ equity	$1,049.5	$973.3

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2003	2002	2001
Cash flows of operating activities:
Net loss	$(4.8)	$(24.0)	$(2.0)
Adjustments to reconcile net loss to net cash provided by (used by) operating activities:
Depreciation and amortization	33.4	30.6	35.0
Foreign currency exchange gain	(1.5)	—	(8.5)
Deferred income taxes	(6.5)	14.4	(16.7)
(Gain) loss on disposal of property and businesses	6.8	1.7	(18.3)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Sale (purchase) of receivables	(80.0)	—	145.0
Decrease in receivables	27.8	15.1	16.6
Decrease in inventories	16.9	61.5	37.3
(Increase) decrease in other assets	14.5	(8.0)	3.9
Decrease in accounts payable, accrued and other liabilities	(21.1)	(34.0)	(109.1)

Net cash flows of operating activities	(14.5)	57.3	83.2

Cash flows of investing activities:
Capital expenditures	(19.1)	(31.4)	(54.9)
Proceeds from sale of businesses, net of cash sold	—	1.7	141.8
Proceeds from properties sold	2.5	1.6	6.7
Other, net	(0.1)	(0.5)	(1.7)

Net cash flows of investing activities	(16.7)	(28.6)	91.9

Cash flows of financing activities:
Dividends paid	—	(5.0)	(6.6)
Common stock issued, net of fees and expenses	44.6	—	—
Preferred stock issued, net of fees and expenses	99.5	—	—
Repayment of loans from shareholders	1.0	—	—
Net change in revolving credit borrowings	(35.2)	(2.2)	33.2
Net change in other debt	(26.0)	4.0	3.2
Issuance of long-term debt, net of fees and expenses	276.6	—	—
Repayment of long-term debt	(333.3)	(15.4)	(209.4)
Acquisition of treasury stock	—	—	(2.2)
Proceeds from exercise of stock options	—	2.4	2.1

Net cash flows of financing activities	27.2	(16.2)	(179.7)

Increase (decrease) in cash	(4.0)	12.5	(4.6)
Cash – beginning of period	29.1	16.6	21.2

Cash – end of period	$25.1	$29.1	$16.6

Supplemental Information
Cash paid (received) during the period for:
Income tax refunds, net of payments	$(12.7)	$(27.0)	$6.2

Interest paid	$38.5	$44.1	$58.3

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(dollars in millions, share amounts in thousands)

	Preferred		Common
	Stock		Stock		Add’l			Accumulated Other	Other
					Paid in	Treasury	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Income/ (Loss)	Equity	Total
Balance, December 31, 2000	—	$—	32,649	$0.4	$91.4	$(47.8)	$97.5	$(7.4)	$(5.6)	$128.5
Comprehensive loss:
Net loss							(2.0)			(2.0)
Foreign currency translation adjustment								(12.9)		(12.9)
Loss on change in fair value of financial instruments, net of $2.4 million tax benefit								(3.7)		(3.7)
Pension adjustments, net of $0.8 million tax benefit								(1.4)		(1.4)
Unrealized investment losses								(0.3)		(0.3)

Comprehensive loss										(20.3)
Common stock dividends							(6.6)			(6.6)
Purchase treasury shares			(355)			(2.2)				(2.2)
Issuance of restricted stock			358		2.7				(2.7)	—
Amortization of restricted stock and other					0.2				2.1	2.3
Exercise of stock options			184		2.1					2.1
Other			2						1.1	1.1

Balance, December 31, 2001	—	$—	32,838	$0.4	$96.4	$(50.0)	$88.9	$(25.7)	$(5.1)	$104.9
Comprehensive loss:
Net loss							(24.0)			(24.0)
Foreign currency translation Adjustment								11.2		11.2
Pension adjustments, net of $16.1 million tax benefit								(29.2)		(29.2)
Unrealized investment losses								(0.4)		(0.4)
Loss on change in fair value of financial instruments, net of $0.2 million tax benefit								(0.5)		(0.5)

Comprehensive loss										(42.9)
Amortization of restricted stock and other					0.9				0.1	1.0
Common stock dividends							(5.0)			(5.0)
Exercise of stock options			265		2.4					2.4
Other			32		0.3				0.2	0.5

Balance, December 31, 2002	—	$—	33,135	$0.4	$100.0	$(50.0)	$59.9	$(44.6)	$(4.8)	$60.9
Comprehensive income:
Net loss							(4.8)			(4.8)
Foreign currency translations adjustment								27.1		27.1
Pension adjustments, net of $4.2 million tax expense								7.3		7.3
Unrealized investment gain								1.2		1.2
Gain on change in fair value of financial instruments, net of $1.9 million tax expense								3.5		3.5

Comprehensive income										34.3
Preferred stock dividend							(0.6)			(0.6)
Amortization of restricted stock and other					0.4				0.1	0.5
Repayment of loans from shareholders			(74)		(0.4)	(0.4)			1.5	0.7
Issuance of preferred stock net of fees and expenses	2,070	103.5			(4.0)					99.5
Issuance of common stock net of fees and expenses			5,808		44.6					44.6
Other			40		0.2					0.2

Balance, December 31, 2003	2,070	$103.5	38,909	$0.4	$140.8	$(50.4)	$54.5	$(5.5)	$(3.2)	$240.1

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. General

General Cable Corporation and subsidiaries (General Cable) is a leading global developer and manufacturer in the wire and cable industry. The Company sells copper, aluminum and fiber optic wire and cable products worldwide. The Company’s operations are divided into three main segments: energy, industrial & specialty and communications. As of December 31, 2003, General Cable operated 28 manufacturing facilities in eight countries and two regional distribution centers in North America in addition to the corporate headquarters in Highland Heights, Kentucky.

2. Summary of Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of General Cable Corporation and its wholly-owned subsidiaries. Investments in 50% or less owned joint ventures are accounted for under the equity method of accounting. Other non-current assets included an investment in a joint venture of $3.5 million and $3.8 million at December 31, 2003 and 2002, respectively. All transactions and balances among the consolidated companies have been eliminated. Certain reclassifications have been made to the prior year to conform to the current year’s presentation.

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

Foreign Currency Translation

For operations outside the United States that prepare financial statements in currencies other than the U.S. dollar, results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at spot exchange rates at the end of the period. Foreign currency translation adjustments are included as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. The effects of changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated are recorded as foreign currency transaction gains (losses). See further discussion in Note 4.

Inventories

General Cable values all its North American inventories and its non-North American metal inventories using the LIFO method and all remaining inventories using the first-in first-out (FIFO) method. Inventories are stated at the lower of cost or market value. The Company determines whether a lower of cost or market provision is required on a quarterly basis by computing whether inventory on hand, on a last-in first-out (LIFO) basis, can be sold at a profit based upon current selling prices less variable selling costs. No provision was required in 2003 or 2002. In the event that a provision is required in some future period, the Company will determine the amount of the provision by writing down the value of the inventory to the level where its sales, using current selling prices less variable selling costs, will result in a profit.

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

Forward Pricing Agreements for Purchases of Copper and Aluminum

In the normal course of business, General Cable enters into forward pricing agreements for purchases of copper and aluminum to match certain sales transactions. At December 31, 2003 and 2002, General Cable had $30.5 million and $89.9 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. The fair market value of the forward pricing agreements was $32.9 million and $87.1 million at December 31, 2003 and 2002, respectively. General Cable expects to recover the cost of copper and aluminum under these agreements as a result of firm sales price commitments with customers.

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

SFAS No. 133, as applied to General Cable’s risk management strategies, may increase or decrease reported net income, and stockholders’ equity, or both, prospectively depending on changes in interest rates and other variables affecting the fair value of derivative instruments and hedged items, but will have no effect on cash flows or economic risk. See further discussion in Note 12.

General Cable has entered into interest rate swap and collar agreements designed to hedge underlying debt obligations. During the first quarter of 2001, the Company incurred a cost of $4.2 million related to interest rate collars, which were terminated. During the fourth quarter of 2003, the Company incurred a cost of $0.8 million for the termination of interest rate swaps as a result of the refinancing of the Company’s bank debt.

Foreign currency and commodity contracts are used to hedge future sales and purchase commitments. Unrealized gains and losses on such contracts are recorded in other comprehensive income until the underlying transaction occurs and is recorded in the income statement at which point such amounts included in other comprehensive income are recognized in income which generally will occur over periods less than one year.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Accounts Receivable Securitization

The Company accounted for the securitization of accounts receivable in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125.” At the time the receivables were sold, the balances were removed from the Consolidated Balance Sheet. Costs associated with the transaction, primarily related to the discount and the one-time program implementation costs that were incurred in the second quarter of 2001, were included in interest income (expense) in the Consolidated Statement of Operations. This statement, which became effective for the Company during the second quarter of 2001, modified certain standards for the accounting of transfers of financial assets and also required expanded financial statement disclosures related to securitization activities. During the fourth quarter of 2003, this securitization financing was terminated in connection with the refinancing of the Company’s bank debt. See further discussion in Note 6.

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

	Year Ended December 31,
	2003	2002	2001
Net loss applicable to common shareholders, as reported	$(5.4)	$(24.0)	$(2.0)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2.2)	(2.4)	(5.7)

Pro forma net loss applicable to common shareholders	$(7.6)	$(26.4)	$(7.7)

Loss per share:
Basic — as reported	$(0.16)	$(0.73)	$(0.06)
Basic — pro forma	$(0.23)	$(0.80)	$(0.23)
Diluted — as reported	$(0.16)	$(0.73)	$(0.06)
Diluted — pro forma	$(0.23)	$(0.80)	$(0.23)

New Standards

In June 2002, the Financial Accounting Standards Board SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” was issued. SFAS No. 146 requires that costs associated with exit or disposal activities be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. The Company adopted SFAS No. 146 for fiscal 2003, as required. The adoption of this standard did not have a material impact on the consolidated financial condition, results of operations or cash flows of General Cable.

In November 2002, FASB Interpretation (FIN) No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” was issued. FIN 45 requires that as a company issues a guarantee, it must recognize a liability for the fair value of the obligations it assumes under that guarantee. Application of FIN 45 is required for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the consolidated financial position, results of operations or cash flows of General Cable.

In January 2003, FIN No. 46, as revised “Consolidation of Variable Interest Entities” was issued. FIN 46 is intended to achieve more consistent application of consolidation policies to variable interest entities. Application of FIN 46 is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

ending after March 15, 2004. Accordingly, the Company has adopted FIN 46 which will result in the consolidation of its fiber optic joint venture in the first quarter of 2004. The Company does not believe that the adoption of FIN 46 will have a material affect on its financial position, results of operations or cash flows. See further discussion in Note 21.

In May 2003, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” was issued. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material impact on the consolidated financial condition, results of operations or cash flows of General Cable.

In December 2003, SFAS No. 132 (R), “Employers’ Disclosure about Pensions and Other Postretirement Benefits” was issued. This statement revised employers’ disclosure requirements about pension plans and other postretirement benefit plans. The annual disclosure requirements apply to fiscal years ending after December 31, 2003, except for the disclosure of expected future benefit payments, which must be disclosed for fiscal years ending after June 15, 2004. Interim disclosure requirements are generally effective for interim periods beginning after December 15, 2003. The Company has included the disclosures required by SFAS No. 132 (R).

3. Acquisitions and Divestitures

During 1999, the Company acquired the worldwide energy cable and cable systems businesses of Balfour Beatty plc, previously known as BICC plc, with operations in the United Sates, Canada, Europe, Africa, the Middle East and Asia Pacific. This acquisition, which was completed in three phases during 1999 for a total payment of $385.8 million, was accounted for as a purchase, and accordingly, the results of operations of the acquired businesses are included in the consolidated financial statements for periods after the respective closing dates.

In December 1999, the Company decided to sell certain businesses due to their deteriorating operating performance. On February 9, 2000, the Company signed a definitive agreement with Pirelli Cavi e Sistemi, S.p.A., of Milan, Italy (Pirelli) for the sale of the stock of these businesses for a purchase price of $216.0 million, subject to closing adjustments. The closing adjustments included changes in net assets of the businesses sold since November 30, 1999, resulting from operating losses and other adjustments as defined in the sale agreement. The businesses sold were acquired from BICC plc during 1999 and consisted primarily of the operations in the United Kingdom, Italy and Africa and a joint venture interest in Malaysia. Gross proceeds of $180.0 million were received during the third quarter of 2000 as a down payment against the final post-closing adjusted purchase price. Proceeds from the transaction were used to reduce the Company’s outstanding debt. As a result of the sale to Pirelli, the Company recognized a $34.3 million charge in the third quarter of 2000. This charge was related to severance, transaction costs, warranty and other claims, the realization of the foreign exchange translation loss on the divested businesses that was previously charged directly to equity and $3.3 million write-off of unamortized bank fees due to the prepayment of indebtedness. During the third quarter of 2001, the final post-closing adjusted purchase price was agreed as $164.0 million resulting in a payment of $16.0 million to Pirelli. The Company had provided for a larger settlement amount and therefore $7.0 million of income was recorded in the third quarter of 2001. Proceeds from the transaction were used to reduce the Company’s outstanding debt.

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In October 2001, the Company sold substantially all of the manufacturing assets and inventory of its building wire business to Southwire Company for $82 million of cash proceeds and the transfer to the Company of certain data communication cable manufacturing equipment. Under the building wire sale agreement, Southwire purchased the inventory and substantially all of the property, plant and equipment located at the Company’s Watkinsville, Georgia and Kingman, Arizona facilities and the wire and cable manufacturing equipment at its Plano, Texas facility. General Cable retained and continues to operate its copper rod mill in Plano and closed its Plano wire mill. The assets sold were used in manufacturing building wire principally for the retail and electrical distribution markets. During the second quarter of 2002, the final purchase price for this transaction was agreed resulting in a deminimus cash payment to Southwire. Proceeds from the transaction were used to reduce the Company’s outstanding debt.

Beginning in the third quarter of 2001, the Company has reported the Building Wire and Cordsets segment as discontinued operations for financial reporting purposes. Administrative expenses formerly allocated to this segment are now reported in continuing operations segments. Quarterly historical data for the first six months of 2001 has been restated to reflect this change.

During the second quarter of 2002, General Cable formed a joint venture company to manufacture and market fiber optic cables. General Cable contributed assets, primarily inventory and machinery and equipment, to a subsidiary company, which was then contributed to the joint venture in exchange for a $10.2 million note receivable, which resulted in a $5.6 million deferred gain on the transaction. The Company will recognize the gain as the note is repaid. At December 31, 2003 and 2002, other non-current assets included an investment in the joint venture of $3.5 million and $3.8 million. The December 31, 2003 and 2002 balance sheets also included a $10.2 million note receivable from the joint venture partner and other liabilities included a deferred gain from the initial joint venture formation of $5.6 million.

4. Other Income

Other income includes foreign currency transaction gains or losses which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated. During the fourth quarter of 2003, the Company recorded a $1.5 million gain resulting from favorable foreign currency transaction gain. During the second quarter of 2001, the Company recognized a gain of $8.6 million related to a foreign exchange gain on the extinguishment of long-term debt in the United Kingdom partially offset by costs of $0.5 million to close out foreign exchange contracts at one of the Company’s international subsidiaries.

5. Discontinued Operations

In September, 2001, the Company announced its decision to sell its building wire business and to exit its retail cordsets business, the results of which have been reported as discontinued operations. Operating results of the discontinued operations were as follows (in millions):

	Year Ended December 31,
	2003	2002	2001
Net sales	$—	$—	$352.9

Pre-tax loss from discontinued operations	$—	$—	$(10.7)
Income tax benefit	—	—	3.9
Pre-tax loss on disposal of discontinued operations	—	(9.1)	(50.6)
Income tax benefit	—	3.2	17.9

Loss from discontinued operations	$—	$(5.9)	$(39.5)

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

During the third quarter of 2001, the Company recorded a $50.6 million loss on disposal of discontinued operations. The components of this charge include $21.4 million related to the sale of the building wire business, $16.6 million for the closure of the Company’s Montoursville,

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Pennsylvania facility, which manufactured retail cordsets, $10.6 million for the closure of four regional distribution centers and $2.0 million for other costs.

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

6. Accounts Receivable Asset-backed Securitization

In May 2001, the Company completed an Accounts Receivable Asset-backed Securitization Financing transaction (“Securitization Financing”). The Securitization Financing provided for certain domestic trade receivables to be transferred to a wholly-owned, special purpose bankruptcy-remote subsidiary without recourse. This subsidiary in turn transferred the receivables to a trust, which issued, via private placement, floating rate five-year certificates in an initial amount of $145 million. In addition, a variable certificate component of up to $45 million for seasonal borrowings was also established as a part of the Securitization Financing. This variable certificate component would fluctuate based on the amount of eligible receivables. As a result of the building wire asset sale and the exit from the retail cordsets business, the Securitization Financing program was downsized to $80 million in the first quarter of 2002, through the repayment of a portion of the outstanding certificates. The repayment of the certificates was funded by the collection of the outstanding building wire and retail cordsets accounts receivable. The $45 million seasonal borrowing component was unaffected.

Transfers of receivables under this program were treated as a sale and result in a reduction of total accounts receivable reported on the Company’s consolidated balance sheet. In conjunction with the initial transaction, the Company incurred one-time charges of $4.2 million in the second quarter of 2001. The Company continued to service the transferred receivables and received annual servicing fees from the special purpose subsidiary of approximately 1% of the average receivable balance. The market cost of servicing the receivables offset the servicing fee income and resulted in a servicing asset equal to zero. The Company’s retained interest in the receivables were carried at their fair value, which was estimated as the net realizable value. The net realizable value considered the relatively short liquidation period and an estimated provision for credit losses. The provision for credit losses was determined based on specific identification of uncollectible accounts and the application of historical collection percentages by aging category. The receivables were not subject to prepayment risk. The key assumptions used in measuring the fair value of retained interests at the time of securitization were receivables days sales outstanding of 54 and interest rates on LIBOR based on borrowings of 4.92%. At December 31, 2002, key assumptions used in measuring the fair value of the retained interest were days sales outstanding of 49 and interest rates on LIBOR based borrowings of 2.0%

At December 31, 2002, the Company’s retained interest in accounts receivable was $84.8 million and off balance sheet financing, net of cash held in the trust was $48.5 million. The effective interest rate in the securitization financing was approximately 2.0% at December 31, 2002. In 2002, proceeds from new sales totaled $1,067.6 million and cash collections reinvested totaled $1,030.8 million. The portfolio of accounts receivable that the Company serviced totaled approximately $130 million at December 31, 2002. This securitization financing was terminated during the fourth quarter of 2003 in conjunction with the Company’s refinancing of its bank debt. As a result of its early termination, the Company incurred costs of $0.8 million in the fourth quarter of 2003.

7. Inventories

Inventories consisted of the following (in millions):

	December 31,
	2003	2002
Raw materials	$25.5	$26.1
Work in process	34.9	33.2
Finished goods	196.3	199.0

Total	$256.7	$258.3

At December 31, 2003 and December 31, 2002, $202.4 million and $214.3 million, respectively, of inventories were valued using the LIFO method. Approximate replacement costs of inventories valued using the LIFO method totaled $218.2 million at December 31, 2003 and $198.1 million at December 31, 2002.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

If in some future period, the Company was not able to recover the LIFO value of its inventory at a profit when replacement costs were lower than the LIFO value of the inventory, the Company would be required to take a charge to recognize in its income statement all or a portion of the higher LIFO value of the inventory. During 2002, the Company recorded a $2.5 million LIFO charge for the liquidation of LIFO inventory in North America as the Company significantly reduced its inventory levels. The Company further reduced inventory quantities in North America during 2003 and recorded a $0.5 million LIFO liquidation charge.

8. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	December 31,

	2003	2002

Land	$27.0	$25.1
Buildings and leasehold improvements	63.9	53.2
Machinery, equipment and office furnishings	408.1	348.5
Construction in progress	7.8	32.5

Total - gross book value	506.8	459.3
Less accumulated depreciation and amortization	(173.5)	(136.0)

Total - net book value	$333.3	$323.3

Depreciation expense totaled $29.8 million, $28.1 million and $31.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

9. Accrued Liabilities

Accrued liabilities consisted of the following (in millions):

	December 31,

	2003	2002

Payroll related accruals	$24.3	$16.7
Customers deposits and prepayments	11.3	10.1
Taxes other than income	10.0	10.6
Customer rebates	8.6	6.6
Insurance claims and related expenses	5.4	8.0
Accrued restructuring costs	4.3	15.2
Current deferred tax liability	3.4	1.8
Other accrued liabilities	32.3	30.2

Total	$99.6	$99.2

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10. Restructuring Charges

Changes in accrued restructuring costs were as follows (in millions):

	Severance	Facility
	and Related	Closing
	Costs	Costs	Total

Original provisions	$29.8	$42.9	$72.7
Utilization	(27.2)	(32.2)	(59.4)

Balance, December 31, 2001	2.6	10.7	13.3
Provisions	14.0	10.0	24.0
Utilization	(12.2)	(9.9)	(22.1)

Balance, December 31, 2002	4.4	10.8	15.2
Provisions, net of reversals	2.5	5.7	8.2
Utilization	(5.5)	(13.6)	(19.1)

Balance, December 31, 2003	$1.4	$2.9	$4.3

During 2003, provisions of $10.3 million were recorded for severance and related cost resulting from headcount reductions of approximately 110 associates at the Company’s European operations ($2.7 million) and the rationalization of industrial cable manufacturing facilities ($7.6 million). The Company’s Taunton, Massachusetts facility ceased operations on January 30, 2004 and employed approximately 50 associates and was comprised of approximately 131,000 square feet of space. The Company announced the downsizing of operations at its Marion, Indiana facility. Many of the products manufactured at this facility will be moved to other General Cable locations before the end of 2004. The Marion plant will remain open and employ approximately 65 associates. The Company estimates it will incur additional charges of approximately $14 million related to these rationalizations. Additionally, the Company reversed unutilized provisions of $1.6 million related to severance costs and $0.5 million related to facility closing costs. Provisions of $10.1 million were included in cost of sales while $0.2 million were in selling, general and administrative expenses. The reversal of unutilized provisions of $2.1 million was recorded in selling, general and administrative expense. All of the restructuring provisions, net of reversals are reflected in the corporate segment.

During 2002, $24.0 million of provisions were recorded ($14.9 million in continuing operations and $9.1 million in discontinued operations). The $9.1 million discontinued operations pre-tax charge principally related to an estimated lower net realizable value for real estate remaining from the Company’s former building wire business, a longer than anticipated holding period for three distribution centers with unexpired lease commitments and certain other costs. The $14.9 million continuing operations charge included $6.9 million for severance and related costs resulting from worldwide headcount reductions of approximately 140 associates and $8.0 million related to costs to close two manufacturing facilities.

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

During 2001, provisions were recorded for $72.7 million of restructuring activities ($22.1 million in continuing operations and $50.6 million in discontinued operations). The $22.1 million continuing operations charge included $4.8 million for the closure of a manufacturing facility, which included $3.1 million for severance costs. The closed facility, located in Cass City, Michigan, employed approximately 175 associates and utilized approximately 100,000 square feet in the production of data communication products. The continuing operations charge also included $16.5 million for severance and related costs resulting from the worldwide headcount reduction of approximately 100 associates and $0.8 million for certain other costs. The $50.6 million discontinued operations charge related to the sale of the building wire business ($21.4 million), closure of a manufacturing facility that produced retail cordset products ($16.6 million), the elimination of four regional distribution centers ($10.6 million) and certain other costs ($2.0 million).

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

11. Long-Term Debt

Long-term debt consisted of the following (in millions):

	December 31,

	2003	2002

Senior notes due 2010	$285.0	$—
Term loans	—	337.4
Revolving loans	43.0	78.2
Other	12.4	36.3

Total debt	340.4	451.9
Less current maturities	2.3	40.8

Long-term debt	$338.1	$411.1

Weighted average interest rates were as follows:
Senior notes due 2010	9.5%	n/a
Term loans	n/a	6.5%
Revolving loans	3.9%	6.3%
Other	2.1%	3.4%

On November 24, 2003, the Company completed a comprehensive refinancing of its bank debt that improved its capital structure and provided increased financial and operating flexibility by reducing leverage, increasing liquidity and extending debt maturities. The refinancing included the following: (i) the private placement of 7-year senior unsecured notes, (ii) a new senior secured revolving credit facility, (iii) the private placement of redeemable convertible preferred stock and (iv) a public offering of common stock. The Company applied the net proceeds from these refinancing transactions to repay all amounts outstanding under its former senior secured revolving credit facility, senior secured term loans and accounts receivable asset-backed securitization facility and to pay fees and expenses related to the refinancing.

The senior unsecured notes (the “Notes”) were issued in the amount of $285.0 million, bear interest at a fixed rate of 9.5% and mature in 2010. The estimated fair value of the Notes was approximately $305.0 million at December 31, 2003.

The new senior secured revolving credit facility is a five year $240.0 million asset based revolving credit agreement (the “Credit Agreement”). The Credit Agreement is secured by substantially all U.S. and Canadian assets. Borrowing availability is based on eligible U.S. and Canadian accounts receivable and inventory and certain U.S. fixed assets. As of December 31, 2003, the Company had outstanding borrowings of $43.0 million and availability of $147.6 million under the terms of the Credit Agreement. Availability of borrowings under the fixed asset component of the new facility is reduced quarterly over a seven-year period resulting in a reduction in the overall availability of $5.7 million per annum beginning in 2004. The new facility also includes a sub-facility for letters of credit of up to $50.0 million. At December 31, 2003, the Company had outstanding letters of credit of $37.7 million.

Borrowings under the Credit Agreement bear interest at LIBOR plus 2.75% and/or prime plus 1.50%, at the Company’s option through June 30, 2004. Effective July 1, 2004, borrowings under the Credit Agreement bear interest at a rate of LIBOR plus 2.50% to 3.00% and/or prime plus 1.25% to 1.75% depending upon the Company’s fixed charge coverage, as defined by the Credit Agreement. On borrowings outstanding at December 31, 2003, the interest rate was 3.92%. The weighted average interest rate on borrowings under the Credit Agreement for the period November 24, 2003 through December 31, 2003 was 3.90%. Under the Credit Agreement, the Company pays a commitment fee of 0.50% per annum on the unused portion of the commitment. In connection with the refinancing, the Company incurred fees and expenses aggregating $6.6 million, which are being amortized over the term of the Credit Agreement. In addition, $4.4 million of unamortized fees related to the former credit facility were written off in the fourth quarter of 2003.

The Credit Agreement contains covenants that limit capital spending and the payment of dividends to holders of common stock and require a minimum fixed charge coverage ratio, as defined. At December 31, 2003, the Company was in compliance with all covenants under the Credit Agreement.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company’s former credit facility was entered into in 1999 with one lead bank as administrative agent, and a syndicate of lenders. As of December 31, 2002, the former facility, as amended and reduced by prepayments, consisted of: 1) term loans in Dollars in an aggregate amount up to $307.3 million, 2) term loans in Dollars and foreign currencies in an aggregate amount up to $30.1 million and 3) revolving loans in Dollars in an aggregate amount of $78.2 million. During 2001, the Company had repaid $208.8 million of term loans in advance of their scheduled repayment date. This amount includes the proceeds from the Building Wire sale, the Company’s Securitization Financing and the Pyrotenax sale received during 2001. In conjunction with these reductions in the borrowing capacity of the facility, the Company recorded a $2.4 million charge to write-off a portion of its unamortized bank fees during 2001. During 2002, the Company amended its former credit facility which resulted in the write-off of unamortized bank fees of $1.6 million.

The weighted average interest rate on borrowings under the former credit facility for the period January 1, 2003 through November 24, 2003 was 6.15%.

At December 31, 2003, maturities of long-term debt during each of the years 2004 through 2008 are $2.3 million, $0.2 million, $0.2 million, $0.2 million and $43.2 million, respectively, and $294.3 million thereafter.

12.     Financial Instruments

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

General Cable has utilized interest rate swaps and interest rate collars to manage its interest expense exposure by fixing its interest rate on a portion of the Company’s floating rate debt. Under the swap agreements, General Cable paid a fixed rate while the counterparty paid to General Cable the difference between the fixed rate and the three-month LIBOR rate.

During 1999, the Company entered into certain interest rate derivative contracts for hedging of the former credit facility floating interest rate risk covering $375.0 million of the Company’s debt. In March 2001, the Company incurred a cost of $4.2 million to terminate these interest rate collars.

During 2001, the Company entered into several interest rate swaps which effectively fixed interest rates for borrowings under the former credit facility and other debt. In December 2003 in conjunction with the refinancing of its bank debt, the Company incurred a cost of $0.8 million to terminate the interest rate swaps related to the former credit facility. At December 31, 2003, the remaining outstanding interest rate swap had a notional value of $9.0 million, an interest rate of 4.49% and matures in October 2011. The Company does not provide or receive any collateral specifically for this contract.

The fair value of interest rate derivatives are based on quoted market prices and third party provided calculations, which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments. At December 31, 2003, the net unrealized loss on the interest rate derivative and the related carrying value was $0.7 million. At December 31, 2002, the net unrealized loss on the net interest rate derivatives and the related carrying value was $7.4 million.

The Company enters into forward exchange contracts principally to hedge the currency fluctuations in certain transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. Principal transactions hedged during the year were firm sales and purchase commitments.

The fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At December 31, 2003 and 2002, the net unrealized (loss) gain on the net foreign currency contracts was $(0.8) million and, $0.7 million respectively. However, since these contracts hedge forecasted foreign currency denominated transactions, any change in the fair value of the contracts would be recorded in other comprehensive income until the hedged transaction was recognized in the income statement.

Outside of North America, General Cable enters into commodity futures contracts for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. At December 31, 2003 and 2002, General Cable had an unrealized gain (loss) of $0.1 million and $(0.1) million respectively, on the commodity futures.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The notional amounts and fair values of these financial instruments at December 31, 2003 and 2002 are shown below (in millions). The carrying amount of the financial instruments was a liability of $1.4 million and $6.8 million at December 31, 2003 and 2002, respectively.

	2003		2002

	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

Interest rate swap	$9.0	$(0.7)	$9.0	$(0.9)
Forward starting interest rate swaps	—	—	200.0	(6.5)
Foreign currency forward exchange	38.4	(0.8)	29.5	0.7
Commodity futures	13.6	0.1	9.2	(0.1)

		$(1.4)		$(6.8)

In the normal course of business, General Cable enters into forward pricing agreements for purchase of copper and aluminum for delivery in a future month to match certain sales transactions. At December 31, 2003 General Cable had an unrealized gain of $2.4 million, and at December 31, 2002, the Company had an unrealized loss of $2.8 million related to these transactions. General Cable expects to recover the unrealized gains and losses under these agreements as a result of firm sales price commitments with customers.

13. Income Taxes

The provision (benefit) for income taxes attributable to continuing operations consisted of the following (in millions):

	Year Ended December 31,

	2003	2002	2001

Current tax expense (benefit):
Federal	$—	$(13.8)	$4.1
State	0.2	0.1	0.1
Foreign	8.1	6.8	11.3
Deferred tax expense (benefit):
Federal	(14.7)	(6.9)	0.5
State	—	2.9	1.0
Foreign	9.3	1.0	3.6

Total	$2.9	$(9.9)	$20.6

The income tax benefit attributable to the operations and disposal of discontinued operations was $3.2 million and $21.8 million for 2002 and 2001, respectively.

The reconciliation of reported income tax expense (benefit) to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income from continuing operations is as follows (in millions):

	Year Ended December 31,

	2003	2002	2001

Statutory federal income tax	$(0.7)	$(9.8)	$20.3
State and foreign income tax differential	(0.3)	0.8	(0.3)
Subpart F taxation of foreign profits	4.4	—	—
Other, net	(0.5)	(0.9)	0.6

Total	$2.9	$(9.9)	$20.6

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The components of deferred tax assets and liabilities were as follows (in millions):

	December 31,

	2003	2002

Deferred tax assets:
Net operating loss carryforwards	$89.4	$74.7
Pension and retiree benefits accruals	15.1	18.1
Asset and rationalization reserves	2.5	5.1
Inventory reserves	5.8	4.0
Capital loss carryforwards	—	1.1
Tax credit carryforwards	7.7	7.7
Other liabilities	11.3	14.4
Valuation allowance	(19.0)	(19.2)

Total deferred tax assets	112.8	105.9
Deferred tax liabilities:
Inventory	5.6	6.1
Depreciation and fixed assets	30.2	23.2

Net deferred tax assets	$77.0	$76.6

As of December 31, 2003, the Company has recorded a valuation allowance for its U.S. foreign tax credit carryforwards, its state net operating loss carryforwards, and a portion of its foreign net operating loss carryforwards due to uncertainties regarding the ability to obtain future tax benefits for these tax attributes. The December 31, 2003 valuation allowance of $19.0 million decreased $0.2 million from the prior year. The December 31, 2002 valuation allowance of $19.2 million increased $13.6 million from the prior year.

After taking into account 2001 and 2002 U.S. net operating loss carrybacks that resulted in tax refunds of $50.9 million, the Company generated U.S. net operating loss carryforwards of $55.2 million in 2000, $68.4 million in 2002, and $27.2 million in 2003. These U.S. net operating loss carryforwards expire in 2020, 2022 and 2023, respectively. The Company also has other U.S. net operating loss carryforwards that are subject to an annual limitation under Internal Revenue Code Section 382. These Section 382 limited net operating loss carryforwards expire in varying amounts from 2006-2009. The total Section 382 limited net operating loss carryforward that may be utilized prior to expiration is estimated at $53.9 million. The Company also has approximately $21.2 million of net operating loss carryforwards in various foreign jurisdictions. A valuation allowance has been established against $19.0 million of these foreign net operating losses due to the uncertainty of utilization prior to expiration.

The major component of the Company’s $7.7 million of tax credit carryforwards is $6.5 million of U.S. alternative minimum tax credits, which have no expiration date. $3.1 million of these alternative minimum tax credit carryforwards are also subject to Section 382 limitations. Undistributed earnings of foreign subsidiaries that are considered to be reinvested indefinitely are approximately $94.4 million.

14. Pension Plans

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Net pension expense included the following components (in millions):

	Year ended December 31,

	2003	2002	2001

Service cost	$1.9	$2.1	$2.6
Interest cost	9.1	9.1	8.4
Expected return on plan assets	(7.4)	(10.2)	(10.9)
Net amortization and deferral	4.8	1.0	0.7

Net defined benefit pension expense	8.4	2.0	0.8
Net defined contribution pension expense	5.4	5.7	7.2

Total pension expense	$13.8	$7.7	$8.0

The changes in the benefit obligation and plan assets, the funded status of the plan and the amounts recognized in the Consolidated Balance Sheets were as follows (in millions):

	December 31,

	2003	2002

Changes in Benefit Obligation:
Beginning benefit obligation	$141.0	$124.1
Impact of foreign currency exchange rate change	2.3	0.2
Acquisitions	—	6.3
Service cost	1.9	2.1
Interest cost	9.1	9.1
Curtailment gain	(0.3)	(1.9)
Special termination benefits	0.3	0.1
Benefits paid	(10.1)	(12.3)
Amendments	—	0.1
Assumption change	7.4	10.3
Actuarial loss	2.9	2.9

Ending benefit obligation	$154.5	$141.0

Changes in Plan Assets:
Beginning fair value of plan assets	$88.9	$111.9
Impact of foreign currency exchange rate change	1.7	0.2
Acquisitions	—	6.9
Actual return (loss) on plan assets	28.0	(20.8)
Company contributions	6.1	3.0
Benefits paid	(10.1)	(12.3)

Ending fair value of plan assets	$114.6	$88.9

Reconciliation of Funded Status:
Funded status of the plan	$(39.9)	$(52.1)
Unrecognized net transition obligation	0.5	0.5
Unrecognized actuarial loss	35.4	49.3
Unrecognized prior service cost	9.2	10.1

Prepaid pension cost	$5.2	$7.8

Amounts Recognized in Consolidated Balance Sheet:
Prepaid pension cost	$0.7	$0.6
Accrued pension liability	(35.4)	(44.6)
Intangible asset	5.1	5.1
Accumulated other comprehensive income	34.8	46.7

Net amount recognized	$5.2	$7.8

The curtailment gain and special termination benefits in 2003 and 2002 were the result of closing and selling certain manufacturing locations. In 2002, the acquisition amounts are related to the recording of pension obligations for individuals located in the United Kingdom. These pension obligations were expected to transfer to Tyco International, Ltd. after completion of the Pyrotenax sale, however, these individuals

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

either retired during the pension obligation valuation period or elected to stay in the General Cable United Kingdom based defined benefit pension plan.

The weighted average interest rate assumptions used in determining pension costs and the benefit obligations were:

	2003	2002	2001

Discount rate	6.0%	6.5%	7.25%
Expected rate of increase in future compensation levels	4.0%	4.0%	4.0%
Long-term rate of return on plan assets	8.5%	9.0%	9.5%

Pension expense for the defined benefit pension plans sponsored by General Cable is determined based upon a number of actuarial assumptions, including an expected long-term rate of return on assets of 8.5%. This assumption was based on input from actuaries, including their review of historical 10 year, 20 year, and 25 year rates of inflation and real rates of return on various broad equity and bond indices in conjunction with the diversification of the asset portfolio. The expected long-term rate of return on assets is based on an asset allocation assumption of 65% allocated to equity investments, with an expected real rate of return of 7%, and 35% with fixed-income investments, with an expected real rate of return of 3%, and an assumed long-term rate of inflation of 3.5%. Because of market fluctuations, the actual asset allocations as of December 31, 2003 and 2002 were 74% and 78%, respectively, of equity investments and 26% and 22%, respectively, of fixed-income investments. Management believes that long-term asset allocation on average will approximate the Company’s assumptions and that a 8.5% long-term rate of return is a reasonable assumption.

The determination of pension expense for the defined benefit pension plans is based on the fair market value of assets as of the measurement date which is December 31, 2003. Investment gains and losses are recognized in the measurement of assets immediately. Such gains and losses will be amortized and recognized as part of the annual benefit cost to the extent that unrecognized net gains and losses from all sources exceed 10% of the greater of the projected benefit obligation or the market value of assets.

The determination of future pension obligations utilizes a discount rate based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency which are expected to be available during the period to maturity of the projected pension benefit obligations, and input from our actuaries. The discount rate used at December 31, 2003 was 6.0%.

The accumulated benefit obligation for all of the Company’s defined benefit pension plans was $149.5 million and $133.5 million at December 31, 2003 and 2002, respectively. The projected benefit obligation and accumulated benefit obligation for the pension plans with accumulated benefit obligations in excess of plan assets were $136.3 million and $135.2 million at December 31, 2003, and $136.5 million and $129.9 million at December 31, 2002.

The Company expects to contribute $12.6 million to its defined benefit pension plans for 2004.

15. Post-Retirement Benefits Other Than Pensions

General Cable has post-retirement benefit plans that provide medical and life insurance for certain retirees and eligible dependents. General Cable funds the plans as claims or insurance premiums are incurred. Net post-retirement benefit expense (income) included the following components (in millions):

	Year ended December 31,

	2003	2002	2001

Service cost	$0.3	$0.3	$0.3
Interest cost	0.6	0.7	0.7
Amortization of prior service cost	(0.6)	(0.7)	(0.8)
Curtailment loss (gain)	—	0.2	(0.4)

Net post-retirement benefit expense (income)	$0.3	$0.5	$(0.2)

The curtailment loss (gain) was the result of closing certain manufacturing locations in 2002 and 2001.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The change in the accrued post-retirement benefit liability was as follows (in millions):

	December 31,

	2003	2002

Beginning benefit obligation balance	$10.8	$11.4
Net periodic benefit expense	0.3	0.5
Benefits paid	(1.0)	(1.1)

Ending benefit obligation balance	$10.1	$10.8

The discount rate used in determining the accumulated post-retirement benefit obligation was 6.0% for the year ended December 31, 2003, 6.5% for the year ended December 31, 2002 and 7.25% for the year ended December 31, 2001. The assumed health-care cost trend rate used in measuring the accumulated post-retirement benefit obligation was 9.0%, decreasing gradually to 4.50% in year 2009 and thereafter. Changing the assumed health-care cost trend rate by 1% would result in a change in the accumulated post-retirement benefit obligation of $0.7 million for 2003. The effect of this change would affect net post-retirement benefit expense by $0.1 million.

In January 2004, the Financial Accounting Standards Board issued FASB Staff Position No. SFAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” which addresses the accounting and disclosure implications that are expected to arise as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 enacted on December 8, 2003. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least equivalent to Medicare. The Company has reviewed the provisions of the Act and determined that it has no material impact on its financial statements.

16.     Shareholders’ Equity

General Cable is authorized to issue 75 million shares of common stock and 25 million shares of preferred stock.

In the fourth quarter of 2003, the Company completed a comprehensive refinancing of its bank debt. The refinancing included the private placement of 2,070,000 shares of redeemable convertible preferred stock and a public offering of 5,807,500 shares of common stock.

The preferred stock has a liquidation preference of $50.00 per share. Dividends accrue on the convertible preferred stock at the rate of 5.75% per annum and are payable quarterly in arrears starting on February 24, 2004. Dividends are payable in cash, shares of General Cable common stock or a combination thereof. Holders of the convertible preferred stock are entitled to convert any or all of their shares of convertible preferred stock into shares of General Cable common stock, at an initial conversion price of $10.004 per share. The conversion price is subject to adjustments under certain circumstances. General Cable is obligated to redeem all outstanding shares of convertible preferred stock on November 24, 2013 at par. The Company may, at its option, elect to pay the redemption price in cash or in shares of General Cable common stock with an equivalent fair value, or any combination thereof. The Company has the option to redeem some or all of the outstanding shares of convertible preferred stock in cash beginning on the fifth anniversary of the issue date. The redemption premium will initially equal one-half the dividend rate on the convertible preferred stock and decline ratably to par on the date of mandatory redemption. In the event of a change in control, the Company has the right to either redeem the preferred stock for cash or to convert the preferred stock to common stock.

The Company has two equity compensation plans, the 1997 Stock Incentives Plan and the 2000 Stock Option Plan. The 1997 Stock Incentive Plan authorizes a maximum of 4,725,000 shares, options or units of Common Stock to be granted. Stock options are granted to employees selected by the Compensation Committee of the Board or the Chief Executive Officer at prices, which are not less than the closing market price on the date of grant. The Compensation Committee (or Chief Executive Officer) has authority to set all the terms of each grant. The majority of the options granted under the plan expire in 10 years and become fully exercisable ratably over three years of continued employment or become fully exercisable after three years of continued employment. Restrictions on the majority of shares awarded to employees under the plan expire ratably over a three-year period or expire after six years from the date of grant. Restricted stock units were awarded to employees in November 1998 as part of a Stock Loan Incentive Plan.

The 2000 Stock Option Plan as amended authorizes a maximum of 1,500,000 non-incentive options to be granted. No other forms of award are

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

authorized under this plan. Stock options are granted to employees selected by the Compensation Committee of the Board or the Chief Executive Officer at prices, which are not less than the closing market price on the date of grant. The Compensation Committee (or Chief Executive Officer) has authority to set all the terms of each grant. The majority of the options granted under the plan expire in 10 years and become fully exercisable ratably over three years of continued employment or become fully exercisable after three years of continued employment.

During the first quarter of 2001, 355,500 shares of restricted common stock with performance accelerated vesting features were awarded to certain senior executives under the Company’s 1997 Stock Incentive Plan as amended. Under the terms of this plan, the Company can award restricted common stock to executives and key employees with such features.

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

Amortization of all outstanding restricted stock awards was $0.1 million, $0.1 million and $2.1 million during 2003, 2002 and 2001, respectively.

In November 1998, General Cable entered into a Stock Loan Incentive Plan (SLIP) with executive officers and key employees. Under the SLIP, the Company loaned $6.0 million to facilitate open market purchases of General Cable common stock. A matching restricted stock unit (MRSU) was issued for each share of stock purchased under the SLIP. The fair value of the MRSUs at the grant date of $6.0 million, adjusted for subsequent forfeitures, was being amortized to expense over the five-year vesting period. In June 2003, all executive officers repaid their loans plus interest that were originally made under the SLIP in the amount of $1.8 million. The Company accepted as partial payment for the loans common stock owned by the executive officers and restricted stock units previously awarded to them under the SLIP. In July 2003, the Company approved an extension of the loan maturity for the remaining participants in the SLIP for an additional three years to November 2006, subject in the extension period to a rate of interest of 5.0%. As part of the loan extension the vesting schedule on the MRSUs was also extended so that the MRSUs vest in November 2006. If the vesting requirements are met, one share of General Cable common stock will be issued in exchange for each MRSU. There are 140,530 MRSUs outstanding as of December 31, 2003. Amortization expense related to the MRSUs was $0.4 million, $0.9 million and $0.2 million during 2003, 2002 and 2001 respectively.

The components of accumulated other comprehensive income (loss) consisted of the following (in millions):

	December 31,

	2003	2002

Foreign currency translation adjustment	$17.6	$(9.5)
Pension adjustments, net of tax	(23.3)	(30.6)
Change in fair value of derivatives, net of tax	(0.7)	(4.2)
Unrealized investment (losses) gains	0.9	(0.3)

Total	$(5.5)	$(44.6)

Other shareholder’s equity consisted of the following (in millions):

	December 31,

	2003	2002

Loans to shareholders	$(2.8)	$(4.3)
Restricted stock	(0.4)	(0.5)

Total	$(3.2)	$(4.8)

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

17. Stock Options

General Cable applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for stock options issued under its 1997 Stock Incentive Plan and its 2000 Stock Option Plan (see description of plans in Note 16). Accordingly, no compensation cost has been recognized for stock option grants under the plans. If compensation cost for General Cable’s stock option grants had been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, the proforma net loss would have been as follows (in millions except per share amounts):

	Year Ended December 31,

	2003	2002	2001

Net loss applicable to common shareholders, as reported	$(5.4)	$(24.0)	$(2.0)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2.2)	(2.4)	(5.7)

Pro forma net loss applicable to common shareholders	$(7.6)	$(26.4)	$(7.7)

Loss per share:
Basic — as reported	$(0.16)	$(0.73)	$(0.06)
Basic — pro forma	$(0.23)	$(0.80)	$(0.23)
Diluted — as reported	$(0.16)	$(0.73)	$(0.06)
Diluted — pro forma	$(0.23)	$(0.80)	$(0.23)

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

	2003	2002	2001

Risk-free interest rate	3.6%	3.2%	5.1%
Expected dividend yield	N/A	1.5%	3.0%
Expected option life	6.5 years	6.5 years	6.5 years
Expected stock price volatility	70.1%	95.7%	66.1%
Weighted average fair value of options granted	$2.72	$9.58	$6.09

A summary of option information for the years ended December 31, 2003, 2002 and 2001 follows (options in thousands):

		Weighted
		Average
	Options	Exercise
	Outstanding	Price

Balance at December 31, 2000	3,204	$14.74
Granted	623	7.83
Exercised	(184)	11.34
Forfeited	(419)	13.22

Balance at December 31, 2001	3,224	13.75
Granted	641	13.39
Exercised	(265)	8.99
Forfeited	(857)	15.47

Balance at December 31, 2002	2,743	13.55
Granted	1,126	4.05
Exercised	(15)	7.92
Forfeited	(363)	11.37

Balance At December 31, 2003	3,491	$10.61

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes information about stock options outstanding at December 31, 2003 (options in thousands):

			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
Range of	Options	Exercise	Contractual	Options	Exercise
Option Prices	Outstanding	Price	Life	Exercisable	Price

$0 - $7	1,078	$4.03	9.1	—	—
$7 - $14	1,870	$11.49	6.2	1,136	$10.97
$14 - $21	152	$14.25	5.6	147	$14.20
$21 - $28	391	$23.09	4.6	391	$23.09

As of December 31, 2003, 2002 and 2001, there were 1,674,000, 1,612,000 and 2,120,000 exercisable stock options, respectively.

18. Earnings (Loss) Per Common Share of Continuing Operations

A reconciliation of the numerator and denominator of earnings (loss) per common share of continuing operations to earnings (loss) per common share of continuing operations assuming dilution is as follows (in millions):

	Year Ended December 31,

	2003	2002	2001

EPS from continuing operations – basic:
Income (loss) from continuing operations	$(4.8)	$(18.1)	$37.5
Less: preferred stock dividends	(0.6)	—	—

Income (loss) from continuing operations applicable to common shareholders (1)	$(5.4)	$(18.1)	$37.5
Weighted average shares outstanding(2)	33.6	33.0	32.8
Earnings (loss) per common share from continuing operations - basic	$(0.16)	$(0.55)	$1.14

EPS from continuing operations – diluted:
Income (loss) from continuing operations	$(4.8)	$(18.1)	$37.5
Less: preferred stock dividends	(0.6)	—	—

Income (loss) from continuing operations applicable to common shareholders (1)	$(5.4)	$(18.1)	$37.5
Weighted average shares outstanding	33.6	33.0	32.8
Dilutive effect of stock options and restricted stock units	—	—	0.3

Weighted average shares outstanding – diluted(2)	33.6	33.0	33.1
Earnings (loss) per common share from continuing operations – diluted	$(0.16)	$(0.55)	$1.13

_________

(1)	Numerator

(2)	Denominator

The earnings (loss) per common share — assuming dilution computation excludes the impact of 3.6 million, 2.7 million, and 3.0 million stock options and restricted stock units in 2003, 2002 and 2001, respectively, because their impact was anti-dilutive. This computation also excludes the impact of the assumed conversion of Company’s preferred stock (which was issued in the fourth quarter of 2003) because its impact was anti-dilutive in 2003.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

19. Segment Information

General Cable has three reportable operating segments: energy, industrial & specialty and communications. These segments are strategic business units organized around three product categories that follow management’s internal organization structure. Beginning in the third quarter of 2001, the Company has reported the building wire and cordsets segment as discontinued operations for financial reporting purposes.

The energy segment manufactures and sells wire and cable products that include low-, medium- and high-voltage power distribution and power transmission products. The industrial & specialty segment manufactures and sells wire and cable products that conduct electrical current for industrial, OEM, commercial and residential power and control applications. The communications segment manufactures and sells wire and cable products that transmit low-voltage signals for voice, data, video and control applications.

Segment net sales represent sales to external customers. Segment operating income represents profit from continuing operations before interest income, interest expense, other financial costs or income taxes. The operating loss included in corporate for 2003 consisted of $7.6 million related to the rationalization of certain of the Company’s industrial cable manufacturing facilities and $2.7 million for severance related to headcount reductions of approximately 110 associates in the Company’s European operations. These charges were offset by $2.1 million of income resulting from the reversal of unutilized restructuring reserves related to the closure in prior years of North American manufacturing facilities. The operating loss included in corporate for 2002 consisted of $21.2 million related to the closure of two manufacturing plants, a $1.7 million loss on the sale of a non-strategic United Kingdom-based specialty cables business, a $3.6 million charge to reduce to fair value certain assets contributed to the Company’s Fiber Optic joint venture, and $6.9 million for severance and related costs for headcount reductions of approximately 140 associates worldwide. The operating loss in corporate for 2001 consisted of a pre-tax gain of $7.0 million related to the divestiture of assets to Pirelli, a pre-tax gain of $23.8 million from the sale of the Pyrotenax business, a $4.8 million charge for the closure of a manufacturing plant, $16.5 million in severance and related charges for a plan to reduce headcount throughout its worldwide operations by approximately 100 associates, $5.5 million loss related to the sale of a non-strategic business which designs and manufactures extrusion tooling and accessories, $7.0 million related to the disposal of inventory as part of the Company’s optimization of its distribution network and $0.8 million for certain other costs. Depreciation on corporate property has been allocated to the operating segments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company has recorded the operating items discussed above in the corporate segment rather than reflect such items in the energy, industrial & specialty or communications segments operating income. These items are reported in the corporate segment because they are not considered in the operating performance evaluation of the energy, industrial & specialty or communications segment by the Company’s chief operating decision-maker, its Chief Executive Officer.

Corporate assets included cash, deferred income taxes, certain property and prepaid expenses and other current and non-current assets. Capital expenditures and depreciation expense included in the corporate column represent the discontinued operations.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Summarized financial information for the Company’s operating segments for the years ended December 31, is as follows (in millions). Certain reclassifications have been made to the prior year to conform to the current year segment presentation.

		Industrial &
	Energy	Specialty	Communications	Corporate	Total

Net Sales:
2003	$560.2	$542.4	$435.8	$—	$1,538.4
2002	516.0	499.4	438.5	—	1,453.9
2001	521.8	537.6	592.0	—	1,651.4
Operating Income:
2003	38.0	9.9	6.0	(8.2)	45.7
2002	36.9	9.7	2.5	(33.4)	15.7
2001	35.3	24.3	48.5	(3.8)	104.3
Identifiable Assets:
2003	269.5	325.1	302.9	152.0	1,049.5
2002	229.1	289.9	318.3	136.0	973.3
Capital Expenditures:
2003	6.6	8.7	3.8	—	19.1
2002	9.9	13.4	8.1	—	31.4
2001	17.0	12.1	24.0	1.8	54.9
Depreciation Expense:
2003	5.7	9.6	14.5	—	29.8
2002	3.8	8.5	15.8	—	28.1
2001	3.5	7.5	15.1	5.6	31.7

The following table presents revenues by geographic region based on the country of origin of the product or services for the years ended December 31 (in millions):

	2003	2002	2001

North America	$1,074.2	$1,077.2	$1,267.7
Europe	377.9	314.7	322.2
Oceania	86.3	62.0	61.5

Total	$1,538.4	$1,453.9	$1,651.4

The following table presents property, plant and equipment by geographic region based on the location of the asset as of December 31 (in millions):

	2003	2002

North America	$219.0	$250.4
Europe	98.7	62.9
Oceania	15.6	10.0

Total	$333.3	$323.3

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

20. Commitments and Contingencies

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

At December 31, 2003 and 2002, General Cable had an accrued liability of approximately $5.4 million and $4.6 million, respectively, for various environmental-related liabilities of which General Cable is aware. American Premier Underwriters Inc., a former parent of General Cable, agreed to indemnify General Cable against all environmental-related liabilities arising out of General Cable’s or its predecessors’ ownership or operation of the Indiana Steel & Wire Company and Marathon Manufacturing Holdings, Inc. businesses (which were divested by General Cable), without limitation as to time or amount. American Premier also agreed to indemnify General Cable against 662/3% of all other environmental-related liabilities arising out of General Cable’s or its predecessors’ ownership or operation of other properties and assets in excess of $10 million but not in excess of $33 million which were identified during the seven-year period ended June 2001. Indemnifiable environmental liabilities through June 2001 were substantially below that threshold. While it is difficult to estimate future environmental-related liabilities accurately, General Cable does not currently anticipate any material adverse impact on its results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.

As part of the acquisition of the worldwide energy cable and cable systems business of BICC plc, BICC plc agreed to indemnify General Cable against environmental liabilities existing at the date of the closing of the purchase of the business. The indemnity is for an eight-year period ending in 2007 while General Cable operates the businesses subject to certain sharing of losses (with BICC plc covering 95% of losses in the first three years, 80% in years four and five and 60% in the remaining three years). The indemnity is also subject to the overall indemnity limit of $150 million, which applies to all warranty and indemnity claims in the transaction. In addition, BICC plc assumed responsibility for cleanup of certain specific conditions at several sites operated by General Cable and cleanup is mostly complete at those sites. In the sale of the European businesses to Pirelli in August 2000, the Company generally indemnified Pirelli against any environmental-related liabilities on the same basis as BICC plc indemnified the Company in the earlier acquisition. However, the indemnity the Company received from BICC plc related to the European businesses sold to Pirelli terminated upon the sale of those businesses to Pirelli. At this time, there are no claims outstanding under the general indemnity provided by BICC plc. In addition, the Company generally indemnified Pirelli against other claims relating to the prior operation of the business. Pirelli has asserted claims under this indemnification. The Company is continuing to investigate these claims and believes that the reserves currently included in the Company’s balance sheet are adequate to cover any obligation it may have.

General Cable has agreed to indemnify Raychem HTS Canada, Inc. against certain environmental liabilities arising out of the operation of the business it sold to Raychem HTS Canada, Inc. prior to its sale. The indemnity generally is for a five year period from the closing of the sale and is subject to an overall limit of $60 million. At this time, there are no claims outstanding under this indemnity.

General Cable has also agreed to indemnify Southwire Company against certain environmental liabilities arising out of the operation of the business it sold to Southwire prior to its sale. The indemnity is for a ten year period from the closing of the sale and is subject to an overall limit of $20 million. At this time, there are no claims outstanding under this indemnity.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In addition, Company subsidiaries have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by the Company. At December 31, 2003, there were approximately 15,000 non-maritime claims and 33,000 maritime asbestos claims outstanding. During 2003, some 4,006 new non-maritime claims and 315 maritime claims were filed; 20 non-maritime claims and no maritime claims were dismissed, settled or otherwise disposed of in that period. At December 31, 2003 and 2002, General Cable had accrued approximately $1.6 million and $1.3 million, respectively, for these lawsuits.

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

General Cable has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. Future minimum rental payments required under non-cancelable lease agreements at December 31, 2003 were as follows: 2004 - $7.2 million, 2005 - $6.5 million, 2006 - $4.9 million, 2007 - $2.3 million and 2008 - $2.1 million. Rental expense recorded under operating leases was $11.9 million, $10.3 million and $16.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

21.     Related Party Transactions

In May of 2002, General Cable formed a joint venture company to manufacture and market fiber optic cables. General Cable contributed assets, primarily inventory and machinery and equipment, to a subsidiary company, which was then contributed to the joint venture in exchange for a $10.2 million note receivable, which resulted in a $5.6 million deferred gain on the transaction. The Company will recognize the gain as the note is repaid. At December 31, 2003, General Cable owned 49% of the joint venture company.

The joint venture company manufactures and sells to General Cable all of the fiber optic cable products that General Cable sells to its customers. During the year ended December 31, 2003 and the eight month period ended December 31, 2002, General Cable purchased approximately $20.2 million and $12.2 million from the joint venture company. At December 31, 2003 and 2002, General Cable had a $1.0 million and $3.0 million payable to the joint venture company for these purchases.

General Cable sells fiber to the joint venture company. During the year ended December 31, 2003 and the eight month period ended December 31, 2002, General Cable sold approximately $10.4 million and $6.8 million to the joint venture company. At December 31, 2003 and 2002, General Cable had a receivable of $1.0 million and $2.6 million from the joint venture company for these transactions.

For the year ended December 31, 2003, the joint venture company had sales of $20.6 million and an operating loss and net loss of $(0.6) million. At December 31, 2003, the joint venture company had total assets of $10.0 million, total liabilities of $2.9 million and total equity of $7.1 million. For the eight month period ended December 31, 2002, the joint venture company had sales of $12.3 million and an operating loss and net loss of $(1.2) million. At December 31, 2002, the joint venture company had total assets of $12.9 million, total liabilities of $5.1 million and total equity of $7.8 million.

Beginning in the first quarter of 2004, the Company will be required to consolidate the joint venture company as a result of the adoption of FIN No. 46.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

22. Quarterly Operating Results (Unaudited)

The interim financial information is unaudited. In the opinion of management, the interim financial information reflects all adjustments necessary for a fair presentation of quarterly financial information. Quarterly results have been influenced by seasonal factors inherent in General Cable’s businesses. The sum of the quarter’s earnings (loss) per share amounts may not add to full year earnings per share because each quarter is calculated independently. Summarized historical quarterly financial data for 2003 and 2002 are set forth below (in millions, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(1)

2003
Net sales	$352.6	$398.0	$382.5	$405.3
Gross profit	42.4	46.6	45.4	39.0
Net income (loss)	0.1	3.0	2.1	(10.0)
Net income (loss) applicable to common shareholders	0.1	3.0	2.1	(10.6)
Earning (loss) per common share	$—	$0.09	$0.06	$(0.30)
Earnings (loss) per common share – assuming dilution	$—	$0.09	$0.06	$(0.30)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2002
Net sales	$361.4	$393.7	$347.4	$351.4
Gross profit	48.1	44.7	37.6	36.2
Income (loss) from continuing operations	4.9	(11.8)	(4.0)	(7.2)
Loss on disposal of discontinued operations (net of tax)	—	(3.9)	—	(2.0)
Net income (loss)	4.9	(15.7)	(4.0)	(9.2)
Earning (loss) of continuing operations per common share	$0.15	$(0.36)	$(0.12)	$(0.22)
Earnings (loss) of continuing operations per common share—assuming dilution	$0.15	$(0.36)	$(0.12)	$(0.22)
Loss of discontinued operations per common share	—	$(0.12)	—	$(0.06)
Loss of discontinued operations per common share—assuming dilution	—	$(0.12)	—	$(0.06)
Earnings (loss) per common share	$0.15	$(0.48)	$(0.12)	$(0.28)
Earnings (loss) per common share—assuming dilution	$0.15	$(0.48)	$(0.12)	$(0.28)

(1)	The fourth quarter of 2003 includes charges of $7.6 million related to the rationalization of industrial cable manufacturing facilities, $1.0 million for severance related to headcount reductions in Europe and income of $2.1 million related to the reversal of unutilized restructuring reserves. See Note 10 for further discussion.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

23. Supplemental Guarantor Information

General Cable Corporation and its material North American wholly-owned subsidiaries fully and unconditionally guarantee the $285.0 million of Senior Notes due 2010 of General Cable Corporation (the Issuer) on a joint and several basis. The Company has not presented separate financial statements and other disclosures concerning the guarantor subsidiaries because management has determined that such information will not be material to the holders of the Senior Notes. The following consolidating financial information presents information about the Issuer, guarantor subsidiaries and non-guarantor subsidiaries. All of the Company’s subsidiaries are “restricted subsidiaries” for purposes of the Senior Notes. Investments in subsidiaries are accounted for on the equity basis. Intercompany transactions are eliminated.

Supplemental Consolidating Statements of Operations

(in millions)

	Year Ended December 31, 2003

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales:
Customers	$—	$1,074.2	$464.2	$—	$1,538.4
Intercompany	28.8	—	—	(28.8)	—

	28.8	1,074.2	464.2	(28.8)	1,538.4
Cost of sales	—	1,011.3	382.5	(28.8)	1,365.0

Gross profit	28.8	62.9	81.7	—	173.4
Selling, general and administrative expenses	22.7	69.0	36.0	—	127.7

Operating income (loss)	6.1	(6.1)	45.7	—	45.7
Other income	1.5	—	—	—	1.5
Interest income (expense):
Interest expense	(40.2)	(71.3)	(2.6)	70.6	(43.5)
Interest income	56.3	14.4	0.3	(70.6)	0.4
Other financial costs	(5.1)	(0.9)	—	—	(6.0)

	11.0	(57.8)	(2.3)	—	(49.1)

Income (loss) before income taxes	18.6	(63.9)	43.4	—	(1.9)
Income tax (provision) benefit	(6.5)	18.3	(14.7)	—	(2.9)

Net income (loss)	12.1	(45.6)	28.7	—	(4.8)
Less: preferred stock dividends	(0.6)	—	—	—	(0.6)

Net income (loss) applicable to common shareholders	$11.5	$(45.6)	$28.7	$—	$(5.4)

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Year Ended December 31, 2002

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales:
Customers	$—	$1,077.2	$376.7	$—	$1,453.9
Intercompany	25.6	—	—	(25.6)	—

	25.6	1,077.2	376.7	(25.6)	1,453.9
Cost of sales	—	998.1	314.8	(25.6)	1,287.3

Gross profit	25.6	79.1	61.9	—	166.6
Selling, general and administrative expenses	20.7	102.4	27.8	—	150.9

Operating income (loss)	4.9	(23.3)	34.1	—	15.7
Interest income (expense):
Interest expense	(37.4)	(66.1)	(5.9)	65.9	(43.5)
Interest income	44.4	20.8	1.6	(65.9)	0.9
Other financial costs	(1.1)	—	—	—	(1.1)

	5.9	(45.3)	(4.3)	—	(43.7)

Income (loss) from continuing operations before income taxes	10.8	(68.6)	29.8	—	(28.0)
Income tax (provision) benefit	(3.8)	24.3	(10.6)	—	9.9

Income (loss) from continuing operations	7.0	(44.3)	19.2	—	(18.1)
Loss on disposal of discontinued operations (net of tax)	—	(5.9)	—	—	(5.9)

Net income (loss)	$7.0	$(50.2)	$19.2	$—	$(24.0)

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Year Ended December 31, 2001

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

Net sales:
Customers	$—	$1,245.3	$406.1	$—	$1,651.4
Intercompany	39.0	—	—	(39.0)	—

	39.0	1,245.3	406.1	(39.0)	1,651.4
Cost of sales	—	1,110.9	338.8	(39.0)	1,410.7

Gross profit	39.0	134.4	67.3	—	240.7
Selling, general and administrative expenses	35.4	67.1	33.9	—	136.4

Operating income	3.6	67.3	33.4	—	104.3
Other income	—	—	8.1	—	8.1
Interest income (expense):
Interest expense	(47.0)	(53.8)	(10.7)	65.9	(45.6)
Interest income	59.3	7.4	0.9	(65.9)	1.7
Other financial costs	(6.2)	(4.2)	—	—	(10.4)

	6.1	(50.6)	(9.8)	—	(54.3)

Income (loss) from continuing operations before income taxes	9.7	16.7	31.7	—	58.1
Income tax (provision) benefit	(3.4)	(5.9)	(11.3)	—	(20.6)

Income (loss) from continuing operations	6.3	10.8	20.4	—	37.5
Loss from operations of discontinued operations (net of tax)	—	(6.8)	—	—	(6.8)
Loss on disposal of discontinued operations (net of tax)	—	(32.7)	—	—	(32.7)

Net income (loss)	$6.3	$(28.7)	$20.4	$—	$(2.0)

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Supplemental Consolidating Balance Sheets
(in millions)

	December 31, 2003
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$—	$3.7	$21.4	$—	$25.1
Receivables, net of allowances	—	149.2	119.7	—	268.9
Inventories	—	169.9	86.8	—	256.7
Deferred income taxes	1.5	12.0	—	—	13.5
Prepaid expenses and other	1.2	22.8	0.9	—	24.9

Total current assets	2.7	357.6	228.8	—	589.1
Property, plant and equipment, net	0.5	218.5	114.3	—	333.3
Deferred income taxes	—	72.5	4.0	—	76.5
Intercompany accounts	623.4	132.4	163.6	(919.4)	—
Investment in subsidiaries	33.7	345.3	—	(379.0)	—
Other non-current assets	7.0	42.8	0.8	—	50.6

Total assets	$667.3	$1,169.1	$511.5	$(1,298.4)	$1,049.5

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$104.5	$146.1	$—	$250.6
Accrued liabilities	8.1	73.0	18.5	—	99.6
Current portion of long-term debt	—	—	2.3	—	2.3

Total current liabilities	8.1	177.5	166.9	—	352.5
Long-term debt	285.0	52.1	1.0	—	338.1
Deferred income taxes	—	2.7	6.9	—	9.6
Intercompany accounts	31.2	761.5	126.7	(919.4)	—
Other liabilities	32.9	67.8	8.5	—	109.2

Total liabilities	357.2	1,061.6	310.0	(919.4)	809.4
Total shareholders’ equity	310.1	107.5	201.5	(379.0)	240.1

Total liability and shareholders’ equity	$667.3	$1,169.1	$511.5	$(1,298.4)	$1,049.5

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	December 31, 2002
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$—	$8.1	$21.0	$—	$29.1
Receivables, net of allowances	—	7.4	98.5	—	105.9
Retained interest in accounts receivable	—	84.8	—	—	84.8
Inventories	—	149.5	108.8	—	258.3
Deferred income taxes	—	12.2	—	—	12.2
Prepaid expenses and other	1.3	40.4	0.9	—	42.6

Total current assets	1.3	302.4	229.2	—	532.9
Property, plant and equipment, net	0.5	249.9	72.9	—	323.3
Deferred income taxes	(3.6)	78.1	(6.2)	—	68.3
Intercompany accounts	451.8	—	24.3	(476.1)	—
Investment in subsidiaries	33.8	345.2	—	(379.0)	—
Other non-current assets	8.8	38.9	1.1	—	48.8

Total assets	$492.6	$1,014.5	$321.3	$(855.1)	$973.3

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$112.2	$129.9	$—	$242.1
Accrued liabilities	5.6	77.4	16.2	—	99.2
Current portion of long-term debt	—	13.0	27.8	—	40.8

Total current liabilities	5.6	202.6	173.9	—	382.1
Long-term debt	304.1	77.4	29.6	—	411.1
Deferred income taxes	—	1.9	0.2	—	2.1
Intercompany accounts	—	476.1	—	(476.1)	—
Other liabilities	32.9	78.2	6.0	—	117.1

Total liabilities	342.6	836.2	209.7	(476.1)	912.4
Total shareholders’ equity	150.0	178.3	111.6	(379.0)	60.9

Total liability and shareholders’ equity	$492.6	$1,014.5	$321.3	$(855.1)	$973.3

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Supplemental Consolidating Cash Flows
(in millions)

	Year Ended December 31, 2003
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows of operating activities:
Net income (loss)	$12.1	$(45.6)	$28.7	$—	$(4.8)
Adjustment to reconcile net loss to net cash provided by (used by) operating activities:
Depreciation and amortization	0.5	30.8	2.1	—	33.4
Foreign currency exchange gain	(1.5)	—	—	—	(1.5)
Deferred income taxes	—	(2.9)	(3.6)	—	(6.5)
(Gain) loss on disposal of property and businesses	—	6.8	—	—	6.8
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Purchase of receivables	—	(80.0)	—	—	(80.0)
Decrease in receivables	—	23.0	4.8	—	27.8
Decrease in inventories	—	13.1	3.8	—	16.9
Decrease in other assets	2.0	11.9	0.6	—	14.5
Increase (decrease) in accounts, payable accrued and other liabilities	1.9	(12.4)	(10.6)	—	(21.1)

Net cash flows of operating activities	15.0	(55.3)	25.8	—	(14.5)

Cash flows of investing activities:
Capital expenditures	—	(8.9)	(10.2)	—	(19.1)
Proceeds from properties sold	—	2.4	0.1	—	2.5
Other, net	—	(0.1)	—	—	(0.1)

Net cash flows of investing activities	—	(6.6)	(10.1)	—	(16.7)

Cash flows of financing activities:
Common stock issued, net of fees and expenses	44.6	—	—	—	44.6
Preferred stock issued, net of fees and expenses	99.5	—	—	—	99.5
Repayment of loans from shareholders	—	1.0	—	—	1.0
Intercompany accounts	(131.6)	90.8	40.8	—	—
Net change in revolving credit borrowings	(57.9)	22.7	—	—	(35.2)
Net change in other debt	—	—	(26.0)	—	(26.0)
Issuance of long term debt, net of fees and expenses	276.6	—	—	—	276.6
Repayment of long-term debt	(246.2)	(57.0)	(30.1)	—	(333.3)

Net cash flows of financing activities	(15.0)	57.5	(15.3)	—	27.2

Increase (decrease) in cash	—	(4.4)	0.4	—	(4.0)
Cash – beginning of period	—	8.1	21.0	—	29.1

Cash – end of period	$—	$3.7	$21.4	$—	$25.1

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Year Ended December 31, 2002
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows of operating activities:
Net income (loss)	$7.0	$(50.2)	$19.2	$—	$(24.0)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1.1	29.0	0.5	—	30.6
Deferred income taxes	0.2	12.7	1.5	—	14.4
(Gain) loss on sale of business	—	1.7	—	—	1.7
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in receivables	—	7.0	8.1	—	15.1
(Increase) decrease in inventories	—	65.8	(4.3)	—	61.5
(Increase) decrease in other assets	4.4	(13.4)	1.0	—	(8.0)
Increase (decrease) in accounts payable, and other liabilities	(2.8)	(19.1)	(12.1)	—	(34.0)

Net cash flows of operating activities	9.9	33.5	13.9	—	57.3

Cash flows of investing activities:
Capital expenditures	(0.2)	(17.3)	(13.9)	—	(31.4)
Proceeds from sale of businesses, net of cash sold	—	1.7	—	—	1.7
Proceeds from properties sold	—	1.2	0.4	—	1.6
Other, net	—	(0.5)	—	—	(0.5)

Net cash flows of investing activities	(0.2)	(14.9)	(13.5)	—	(28.6)

Cash flows of financing activities:
Dividends paid	(5.0)	—	—	—	(5.0)
Intercompany accounts	(6.9)	(2.6)	9.5	—	—
Net changes in revolving credit borrowings	0.5	(2.7)	—	—	(2.2)
Net change in other debt	—	3.5	0.5	—	4.0
Repayment of long-term debt	(0.7)	(15.5)	0.8	—	(15.4)
Proceeds from exercise of stock options	2.4	—	—	—	2.4

Net cash flows of financing activities	(9.7)	(17.3)	10.8	—	(16.2)

Increase (decrease) in cash	—	1.3	11.2	—	12.5
Cash – beginning of period	—	6.8	9.8	—	16.6

Cash – end of period	$—	$8.1	$21.0	$—	$29.1

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Supplemental Consolidating Cash Flows
(in millions)

	Year Ended December 31, 2001
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows of operating activities:
Net income (loss)	$6.3	$(28.7)	$20.4	—	$(2.0)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2.4	32.2	0.4	—	35.0
Foreign currency translation adjustment	—	—	(8.5)	—	(8.5)
Deferred income taxes	(2.1)	(42.3)	27.7	—	(16.7)
(Gain) loss on sale of business	—	(18.3)	—	—	(18.3)
Changes in operating assets and liabilities, net effect of acquisitions and divestitures:
Sale of receivables	—	145.0	—	—	145.0
(Increase) decrease in receivables	—	16.9	(0.3)	—	16.6
(Increase) decrease in inventories	—	35.7	1.6	—	37.3
(Increase) decrease in other assets	4.3	(3.4)	3.0	—	3.9
Increase (decrease) in accounts payable accrued and other liabilities	(11.7)	(69.7)	(27.7)	—	(109.1)

Net cash flows of operating activities	(0.8)	67.4	16.6	—	83.2

Cash flows of investing activities:
Capital expenditures	—	(41.3)	(13.6)	—	(54.9)
Proceeds from sale of businesses, net of cash sold	—	141.8	—	—	141.8
Proceeds from properties sold	—	(0.2)	6.9	—	6.7
Other, net	—	(1.7)	—	—	(1.7)

Net cash flows of investing activities	—	98.6	(6.7)	—	91.9

Cash flows of financing activities:
Dividends paid	(6.6)	—	—	—	(6.6)
Intercompany accounts	43.8	(70.1)	26.3	—	—
Net change in revolving credit borrowings	36.9	(3.7)	—	—	33.2
Net change in other debt	—	(0.3)	3.5	—	3.2
Repayment of long-term debt	(73.2)	(94.8)	(41.4)	—	(209.4)
Acquisition of treasury stock	(2.2)	—	—	—	(2.2)
Proceeds from exercise of stock options	2.1	—	—	—	2.1

Net cash flows of financing activities	0.8	(168.9)	(11.6)	—	(179.7)

Increase (decrease) in cash	—	(2.9)	(1.7)	—	(4.6)
Cash – beginning of period	—	9.7	11.5	—	21.2

Cash – end of period	$—	$6.8	$9.8	$—	$16.6

Schedule II

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
Accounts Receivable Allowances
(in millions)

	For the Years
	Ended December 31,
	2003	2002	2001
Accounts Receivable Allowances:
Beginning balance	$11.6	$11.4	$12.6
Impact of foreign currency exchange rate change	1.3	0.8	(0.3)
Provision	4.8	3.5	6.1
Write-offs	(2.1)	(4.1)	(7.0)

Ending balance	$15.6	$11.6	$11.4