Form 10-Q
period 2004-03-31
GENERAL CABLE CORP /DE/
filed 2004-05-07
CIK 886035

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004
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
Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding at April 26, 2004
Common Stock, $0.01 par value	39,295,281

GENERAL CABLE CORPORATION
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
(in millions, except per share data)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Net sales	$478.6	$352.6
Cost of sales	433.2	310.2

Gross profit	45.4	42.4
Selling, general and administrative expenses	38.7	31.0

Operating income	6.7	11.4
Other expense	(0.5)	—
Interest income (expense):
Interest expense	(9.5)	(11.4)
Interest income	0.2	0.1

	(9.3)	(11.3)

Income (loss) before income taxes	(3.1)	0.1
Income tax benefit	1.2	—

Net income (loss)	(1.9)	0.1
Less: preferred stock dividends	(1.5)	—

Net income (loss) applicable to common shareholders	$(3.4)	$0.1

Earnings (loss) per share
Earnings (loss) per common share	$(0.09)	$—

Weighted average common shares	39.2	33.1

Earnings (loss) per common share-assuming dilution	$(0.09)	$—

Weighted average common shares-assuming dilution	39.2	33.1

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
(in millions, except share data)

	March 31,	December 31,
	2004	2003
	(unaudited)
Assets
Current Assets:
Cash	$16.3	$25.1
Receivables, net of allowances of $16.5 million at March 31, 2004 and $15.6 million at December 31, 2003	335.3	268.9
Inventories	263.1	256.7
Deferred income taxes	13.5	13.5
Prepaid expenses and other	28.5	24.9

Total current assets	656.7	589.1
Property, plant and equipment, net	333.9	333.3
Deferred income taxes	82.2	76.5
Other non-current assets	46.9	50.6

Total assets	$1,119.7	$1,049.5

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$295.3	$250.6
Accrued liabilities	104.0	99.6
Current portion of long-term debt	2.8	2.3

Total current liabilities	402.1	352.5
Long-term debt	360.9	338.1
Deferred income taxes	9.5	9.6
Other liabilities	112.8	109.2

Total liabilities	885.3	809.4

Shareholders’ Equity:
Redeemable convertible preferred stock, 2,070,000 shares at redemption value (liquidation preference of $50.00 per share)	103.5	103.5
Common stock, $0.01 par value, issued and outstanding shares:
March 31, 2004 – 39,254,673 (net of 4,828,225 treasury shares)
December 31, 2003 – 38,908,512 (net of 4,828,225 treasury shares)	0.4	0.4
Additional paid-in capital	143.6	140.8
Treasury stock	(50.4)	(50.4)
Retained earnings	51.1	54.5
Accumulated other comprehensive loss	(7.8)	(5.5)
Other shareholders’ equity	(6.0)	(3.2)

Total shareholders’ equity	234.4	240.1

Total liabilities and shareholders’ equity	$1,119.7	$1,049.5

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in millions, unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows of operating activities:
Net income (loss)	$(1.9)	$0.1
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization	11.1	8.2
Foreign currency exchange loss	0.5	—
Deferred income taxes	(5.7)	(2.7)
Loss on disposal of property	0.2	—
Changes in operating assets and liabilities:
Increase in receivables	(67.9)	(12.9)
Increase in inventories	(3.3)	(3.2)
(Increase) decrease in other assets	(2.2)	13.9
Increase in accounts payable, accrued and other liabilities	47.1	16.3

Net cash flows of operating activities	(22.1)	19.7

Cash flows of investing activities:
Capital expenditures	(6.8)	(3.3)
Proceeds from properties sold	0.3	0.3
Other, net	(1.1)	0.9

Net cash flows of investing activities	(7.6)	(2.1)

Cash flows of financing activities:
Preferred stock dividends paid	(1.5)	—
Net change in revolving credit borrowings	22.8	(21.2)
Net change in other debt	(0.4)	(6.7)
Repayment of long-term debt	—	(2.6)

Net cash flows of financing activities	20.9	(30.5)

Decrease in cash	(8.8)	(12.9)
Cash – beginning of period	25.1	29.1

Cash – end of period	$16.3	$16.2

Supplemental Information
Cash paid (received) during the period for:
Income tax payments, net of refunds	$0.8	$(13.9)

Interest paid	$1.6	$6.7

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity
(dollars in millions, share amounts in thousands)
(unaudited)

	Preferred		Common					Accumulated
	Stock		Stock		Add’l Paid in	Treasury	Retained	Other Comprehensive	Other Shareholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Income/ (Loss)	Equity	Total
Balance, December 31, 2002	—	$—	33,135	$0.4	$100.0	$(50.0)	$59.9	$(44.6)	$(4.8)	$60.9
Comprehensive income:
Net income							0.1			0.1
Foreign currency translation adjustment								4.6		4.6
Loss on change in fair value of financial instruments, net of $0.2 million tax benefit								(0.4)		(0.4)

Comprehensive income										4.3
Amortization of restricted stock and other					0.2					0.2
Other			8

Balance, March 31, 2003	—	$—	33,143	$0.4	$100.2	$(50.0)	$60.0	$(40.4)	$(4.8)	$65.4

Balance, December 31, 2003	2,070	$103.5	38,909	$0.4	$140.8	$(50.4)	$54.5	$(5.5)	$(3.2)	$240.1
Comprehensive loss:
Net loss							(1.9)			(1.9)
Foreign currency translation adjustment								(2.9)		(2.9)
Gain on change in fair value of financial instruments, net of $0.3 million tax expense								0.6		0.6

Comprehensive loss										(4.2)
Preferred stock dividend							(1.5)			(1.5)
Issuance of restricted stock			341		2.9				(2.9)	—
Amortization of restricted stock									0.1	0.1
Other			5		(0.1)					(0.1)

Balance, March 31, 2004	2,070	$103.5	39,255	$0.4	$143.6	$(50.4)	$51.1	$(7.8)	$(6.0)	$234.4

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. General

General Cable Corporation and subsidiaries (General Cable) is a leading global developer and manufacturer in the wire and cable industry. The Company sells copper, aluminum and fiber optic wire and cable products worldwide. The Company’s operations are divided into three main segments: energy, industrial & specialty and communications. As of March 31, 2004, General Cable operated 27 manufacturing facilities in eight countries and two regional distribution centers in North America in addition to the corporate headquarters in Highland Heights, Kentucky.

2. Summary of Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of General Cable Corporation and its wholly-owned subsidiaries. The Company adopted FIN 46 as revised (Consolidation of Variable Interest Entities) which resulted in the consolidation of its fiber optic joint venture in the first quarter of 2004. Prior to the first quarter of 2004, the joint venture was accounted for under the equity method of accounting. Accordingly other non-current assets included an investment in the joint venture of $3.5 million at December 31, 2003. All transactions and balances among the consolidated companies have been eliminated. Certain reclassifications have been made to the prior year to conform to the current year’s presentation.

Basis of Presentation

The accompanying unaudited consolidated financial statements of General Cable Corporation and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three months ended March 31, 2004 are not necessarily indicative of results that may be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable’s 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004.

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

Inventories

General Cable values all its North American inventories and its non-North American metal inventories using the LIFO method and all remaining inventories using the first-in first-out (FIFO) method. Inventories are stated at the lower of cost or market value. The Company determines whether a lower of cost or market provision is required on a quarterly basis by computing whether inventory on hand, on a last-in first-out (LIFO) basis, can be sold at a profit based upon current selling prices less variable selling costs. No provision was required in the first three months of 2004 or 2003. In the event that a

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

provision is required in some future period, the Company will determine the amount of the provision by writing down the value of the inventory to the level where its sales, using current selling prices less variable selling costs, will result in a profit.

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

	Three Months Ended
	March 31,
	2004	2003
Net income (loss) applicable to common shareholders, as reported	$(3.4)	$0.1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.5)	(0.4)

Pro forma net loss applicable to common shareholders	$(3.9)	$(0.3)

Loss per share:
Basic — as reported	$(0.09)	$—
Basic — pro forma	$(0.10)	$(0.01)
Diluted — as reported	$(0.09)	$—
Diluted — pro forma	$(0.10)	$(0.01)

New Standards

In January 2003, FIN No. 46, as revised “Consolidation of Variable Interest Entities” was issued. FIN 46 is intended to achieve more consistent application of consolidation policies to variable interest entities. Application of FIN 46 is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. Accordingly, the Company has adopted FIN 46 which resulted in the consolidation of its fiber optic joint venture in the first quarter of 2004. The adoption of FIN 46 did not have a material affect on its financial position, results of operations or cash flows. See further discussion in Note 3.

In December 2003, SFAS No. 132 (R), “Employers’ Disclosure about Pensions and Other Postretirement Benefits” was issued. This statement revised employers’ disclosure requirements about pension plans and other postretirement benefit plans. The annual disclosure requirements apply to fiscal years ending after December 15, 2003, except for the disclosure of expected future benefit payments, which must be disclosed for fiscal years ending after June 15, 2004. Interim disclosure requirements are generally effective for interim periods beginning after December 15, 2003. Accordingly, the Company has adopted SFAS No. 13(R).

3. Acquisitions and Divestitures

During the second quarter of 2002, General Cable formed a joint venture company to manufacture and market fiber optic cables. General Cable contributed assets, primarily inventory and machinery and equipment, to a subsidiary company which was then contributed to the joint venture in exchange for a $10.2 million note receivable which resulted in a $5.6 million deferred gain on the transaction. The Company will recognize the gain as the note is repaid. The March 31, 2004 and December 31, 2003 balance sheets included a $10.2 million note receivable from the joint venture partner in other non-current assets. The December 31, 2003 balance sheet included a deferred gain from the initial joint venture formation of $5.6 million in other liabilities.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In January 2004, the Company reduced its ownership percentage from 49% to 40% and as a result the deferred gain was reduced to $4.8 million. The March 31, 2004 balance sheet included the $4.8 million deferred gain in other liabilities. Beginning in the first quarter of 2004 the Company has consolidated the joint venture company as a result of the adoption of FIN No. 46, as revised. Accordingly, the Company records a 60% minority interest in the net losses of the joint venture company in selling, general and administrative expense and the March 31, 2004 balance sheet includes a $4.2 million minority interest in the joint venture company in other liabilities. For the first quarter of 2004, the joint venture company had sales of $4.8 million and an operating loss and net loss of $0.3 million. At March 31, 2004, the joint venture company had total assets of $10.4 million, total liabilities of $3.7 million and total equity of $6.7 million. Prior to the first quarter of 2004, the joint venture company was accounted for under the equity method of accounting. At December 31, 2003, other non-current assets included an investment in the joint venture of $3.5 million.

4. Other Expense

Other expense includes foreign currency transaction gains or losses which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated. During the first quarter of 2004, the Company recorded a $0.5 million loss resulting from an unfavorable foreign currency transaction loss.

5. Inventories

Inventories consisted of the following (in millions):

	March 31,	December 31,
	2004	2003
Raw materials	$24.5	$25.5
Work in process	38.9	34.9
Finished goods	199.7	196.3

Total	$263.1	$256.7

At March 31, 2004 and December 31, 2003, $214.9 million and $202.4 million, respectively, of inventories were valued using the LIFO method. Approximate replacement costs of inventories valued using the LIFO method totaled $245.3 million at March 31, 2004 and $218.2 million at December 31, 2003.

If in some future period, the Company was not able to recover the LIFO value of its inventory at a profit when replacement costs were lower than the LIFO value of the inventory, the Company would be required to take a charge to recognize in its income statement all or a portion of the higher LIFO value of the inventory.

6. Restructuring Charges

Changes in accrued restructuring costs were as follows (in millions):

	Severance	Facility
	and Related	Closing
	Costs	Costs	Total
Balance, December 31, 2003	$1.4	$2.9	$4.3
Provisions	0.6	2.1	2.7
Utilization	(0.8)	(2.3)	(3.1)

Balance, March 31, 2004	$1.2	$2.7	$3.9

The Company’s Taunton, Massachusetts facility ceased operations on January 30, 2004, and employed approximately 50 associates and was comprised of approximately 131,000 square feet of space. The Company has also announced the refocusing of operations at its Marion, Indiana facility, which was a change to the previously announced significant downsizing of the plant’s operations. The Company plans to realign production and expects to be able to maintain many of

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

the jobs at this facility. The Company also announced the closing of its South Hadley, Massachusetts facility which employed approximately 40 associates and was comprised of approximately 150,000 square feet of space. Provisions of $2.7 million ($2.5 million included in cost of sales and $0.2 million in SG&A) were recorded in the first quarter of 2004 for the actions being taken. All of the restructuring provisions are reflected in the corporate segment. The Company estimates it will incur additional charges of approximately $10.2 million related to these actions in 2004.

7. Long-Term Debt

Long-term debt consisted of the following (in millions):

	March 31,	December 31,
	2004	2003
Senior notes due 2010	$285.0	$285.0
Revolving loans	65.8	43.0
Other	12.9	12.4

Total debt	363.7	340.4
Less current maturities	2.8	2.3

Long-term debt	$360.9	$338.1

Weighted average interest rates were as follows:
Senior notes due 2010	9.5%	9.5%
Revolving loans	3.9%	3.9%
Other	2.1%	2.1%

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

The senior unsecured notes (the “Notes”) were issued in the amount of $285.0 million; bear interest at a fixed rate of 9.5% and mature in 2010. The estimated fair value of the Notes was approximately $312.8 million at March 31, 2004 and $305.0 million at December 31, 2003.

The new senior secured revolving credit facility is a five year $240.0 million asset based revolving credit agreement (the “Credit Agreement”). The Credit Agreement is secured by substantially all U.S. and Canadian assets. Borrowing availability is based on eligible U.S. and Canadian accounts receivable and inventory and certain U.S. fixed assets. As of March 31, 2004, the Company had outstanding borrowings of $65.8 million and availability of $135 million under the terms of the Credit Agreement. Availability of borrowings under the fixed asset component of the new facility is reduced quarterly over a seven-year period by $5.7 million per annum beginning in 2004. The new facility also includes a sub-facility for letters of credit of up to $50.0 million. At March 31, 2004, the Company had outstanding letters of credit of $38.1 million.

Borrowings under the Credit Agreement bear interest at LIBOR plus 2.75% and/or prime plus 1.50%, at the Company’s option through June 30, 2004. Effective July 1, 2004, borrowings under the Credit Agreement bear interest at a rate of LIBOR plus 2.50% to 3.00% and/or prime plus 1.25% to 1.75% depending upon the Company’s fixed charge coverage, as defined by the Credit Agreement. The interest rate on outstanding borrowings was 3.84% at March 31, 2004. Under the Credit Agreement, the Company pays a commitment fee of 0.50% per annum on the unused portion of the commitment. In connection with the refinancing, the Company incurred fees and expenses aggregating $6.7 million, which are being amortized over the term of the Credit Agreement.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Credit Agreement contains covenants that limit capital spending and the payment of dividends to holders of common stock and require a minimum fixed charge coverage ratio, as defined. At March 31, 2004, the Company was in compliance with all covenants under the Credit Agreement.

The Company’s former credit facility was entered into in 1999 with one lead bank as administrative agent, and a syndicate of lenders. The former facility, as amended, consisted of term loans in dollars and foreign currencies and revolving loans in dollars. The weighted average interest rate on borrowings under the former credit facility for the period January 1, 2003 through March 31, 2003 was 6.15%.

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

During 2001, the Company entered into several interest rate swaps which effectively fixed interest rates for borrowings under the former credit facility and other debt. At March 31, 2004, the remaining outstanding interest rate swap had a notional value of $9.0 million, an interest rate of 4.49% and matures in October 2011. The Company does not provide or receive any collateral specifically for this contract. The fair value of interest rate derivatives are based on quoted market prices and third party provided calculations, which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments. At March 31, 2004 and December 31, 2003, the net unrealized loss on the interest rate derivative and the related carrying value was $0.9 million and $0.7 million, respectively.

The Company enters into forward exchange contracts principally to hedge the currency fluctuations in certain transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. Principal transactions hedged during the year were firm sales and purchase commitments. The fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At March 31, 2004 and December 31, 2003, the net unrealized loss on the net foreign currency contracts was $0.9 million and $0.8 million, respectively. However, since these contracts hedge forecasted foreign currency denominated transactions, any change in the fair value of the contracts would be recorded in other comprehensive income until the hedged transaction was recognized in the income statement.

Outside of North America, General Cable enters into commodity futures contracts for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. At March 31, 2004 and December 31, 2003, General Cable had an unrealized gain of $1.3 million and $0.1 million, respectively, on the commodity futures. In North America, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. At March 31, 2004 and December 31, 2003, General Cable had an unrealized gain of $6.4 million and $2.4 million, respectively, related to these transactions. General Cable expects to offset the unrealized gains under these agreements as a result of firm sale price commitments with customers.

9. Pension Plans and Other Post-retirement Benefits

General Cable provides retirement benefits through contributory and noncontributory pension plans for the majority of its regular full-time employees. Pension expense under the defined contribution plans sponsored by General Cable in the United States equaled four percent of each eligible employee’s covered compensation. In addition, General Cable sponsors employee savings plans under which General Cable may match a specified portion of contribution made by eligible employees.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Benefits provided under defined plans sponsored by General Cable are generally based on years of service multiplied by a specific fixed dollar amount. Contributions to these pension plans are based on generally accepted actuarial methods, which may differ from the methods used to determine pension expense. The amounts funded for any plan year are neither less than the minimum required under federal law nor more than the maximum amount deductible for federal income tax purposes.

General Cable also has post-retirement benefit plans that provide medical and life insurance for certain retirees and eligible dependents. General Cable funds the plans as claims or insurance premiums are incurred.

The components of net periodic benefit cost for pension and other post-retirement benefits were as follows (in millions):

	Three Months ended March 31,
	2004		2003
	Pension	Other	Pension	Other
Service cost	$0.5	$—	$0.5	$—
Interest cost	2.2	0.2	2.3	0.2
Expected return on plan assets	(2.3)	—	(1.9)	—
Amortization of prior service cost	—	—	—	(0.2)
Net amortization and deferral	0.9	—	1.2	—

Total defined benefit plans expense	1.3	0.2	2.1	—
Total defined contribution plans expense	1.5	—	1.1	—

Total	$2.8	$0.2	$3.2	$—

10. Shareholders’ Equity

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

The Company has two equity compensation plans, the 1997 Stock Incentive Plan and the 2000 Stock Option Plan. The 1997 Stock Incentive Plan authorizes a maximum of 4,725,000 shares, options or units of Common Stock to be granted. Stock options are granted to employees selected by the Compensation Committee of the Board or the Chief Executive Officer at prices, which are not less than the closing market price on the date of grant. The Compensation Committee (or Chief Executive Officer) has authority to set all the terms of each grant. The majority of the options granted under the plan expires in 10 years and become fully exercisable ratably over three years of continued employment or become fully exercisable after three years of continued employment. Restrictions on the majority of shares awarded to employees under the plan expire ratably over a three-year period or expire after six years from the date of grant. Restricted stock units were awarded to employees in November 1998 as part of a Stock Loan Incentive Plan.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The 2000 Stock Option Plan as amended authorizes a maximum of 1,500,000 non-incentive options to be granted. No other forms of award are authorized under this plan. Stock options are granted to employees selected by the Compensation Committee of the Board or the Chief Executive Officer at prices, which are not less than the closing market price on the date of grant. The Compensation Committee (or Chief Executive Officer) has authority to set all the terms of each grant. The majority of the options granted under the plan expires in 10 years and become fully exercisable ratably over three years of continued employment or become fully exercisable after three years of continued employment.

In November 1998, General Cable entered into a Stock Loan Incentive Plan (SLIP) with executive officers and key employees. Under the SLIP, the Company loaned $6.0 million to facilitate open market purchases of General Cable common stock. A matching restricted stock unit (MRSU) was issued for each share of stock purchased under the SLIP. The fair value of the MRSUs at the grant date of $6.0 million, adjusted for subsequent forfeitures, was being amortized to expense over the five-year vesting period. In June 2003, all executive officers repaid their loans plus interest that were originally made under the SLIP in the amount of $1.8 million. The Company accepted as partial payment for the loans common stock owned by the executive officers and restricted stock units previously awarded to them under the SLIP. In July 2003, the Company approved an extension of the loan maturity for the remaining participants in the SLIP for an additional three years to November 2006, subject in the extension period to a rate of interest of 5.0%. As part of the loan extension the vesting schedule on the MRSUs was also extended so that the MRSUs vest in November 2006. If the vesting requirements are met, one share of General Cable common stock will be issued in exchange for each MRSU. There are 140,530 MRSUs outstanding as of March 31, 2004. The MRSUs were fully amortized as of June 30, 2003.

During the first quarter of 2001, 355,500 shares of restricted common stock with performance accelerated vesting features were awarded to certain senior executives under the Company’s 1997 Stock Incentive Plan, as amended. Under the terms of this plan, the Company can award restricted common stock to executives and key employees with such features. The restricted shares vest six years from the date of grant unless certain performance criteria are met. The performance measure used to determine vesting is the Company’s stock price. The stock price targets must be sustained for 20 business days in order to trigger accelerated vesting. During the second quarter of 2001, as a result of the achievement of performance criteria, restrictions on 50% of the stock expired and the Company recognized accelerated amortization of $1.2 million.

In January 2004, 340,500 shares of restricted common stock with performance accelerated vesting features were awarded to Company executives and key employees under the Company’s 1997 Stock Incentive Plan, as amended. The restricted shares vest ratably from the second anniversary of the date of grant to the sixth anniversary unless certain performance criteria are met. The performance measure used to determine accelerated vesting is earnings per share.

Amortization of all outstanding restricted stock awards and MRSUs in the first quarter of 2004 and 2003 was $0.1 million and $0.2 million, respectively.

The components of accumulated other comprehensive income (loss) consisted of the following (in millions):

	March 31,	December 31,
	2004	2003
Foreign currency translation adjustment	$14.7	$17.6
Pension adjustments, net of tax	(23.3)	(23.3)
Change in fair value of derivatives, net of tax	(0.1)	(0.7)
Unrealized investment gains	0.9	0.9

Total	$(7.8)	$(5.5)

Other shareholder’s equity consisted of the following (in millions):

	March 31,	December 31,
	2004	2003
Loans to shareholders	$(2.8)	$(2.8)
Restricted stock	(3.2)	(0.4)

Total	$(6.0)	$(3.2)

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

11. Earnings (Loss) Per Common Share

A reconciliation of the numerator and denominator of basic earnings (loss) per common share to diluted earnings (loss) per common share is as follows (in millions):

	Three Months	Ended March 31,
	2004	2003
Numerator:
Net income (loss)	$(1.9)	$0.1
Less: preferred stock dividends	(1.5)	—

Net income (loss) applicable to common shareholders	$(3.4)	$0.1

Denominator:
Denominator for basic EPS-weighted average shares outstanding	39.2	33.1
Dilutive effect of stock options and restricted stock units	—	—

Denominator for diluted EPS-adjusted weighted average shares outstanding	$39.2	$33.1

Earnings (loss) per common share – basic	$(0.09)	$0.00

Earnings (loss) per common share – diluted	$(0.09)	$0.00

The diluted earnings (loss) per common share computation excludes the impact of 3.6 million and 3.9 million stock options and restricted stock units in the first quarter of 2004 and 2003, respectively, because their impact was anti-dilutive. This computation also excludes the impact of the assumed conversion of the Company’s preferred stock (which was issued in the fourth quarter of 2003) because its impact was anti-dilutive in the first quarter of 2004.

12. Segment Information

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

Segment net sales represent sales to external customers. Segment operating income (loss) represents income (loss) before interest income, interest expense, other income (expense), other financial costs and income taxes. The operating loss included in corporate for 2004 consisted of a $2.7 million charge related to the rationalization of certain of the Company’s industrial cable manufacturing facilities. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company has recorded the operating items discussed above in the corporate segment rather than reflect such items in the energy, industrial & specialty or communications segments operating income. These items are reported in the corporate segment because they are not considered in the operating performance evaluation of the energy, industrial & specialty or communications segment by the Company’s chief operating decision-maker, its Chief Executive Officer.

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

		Three Months Ended March 31,

		Industrial &
	Energy	Specialty	Communications	Corporate	Total
Net Sales:
2004	$166.5	$195.7	$116.4	$—	$478.6
2003	132.8	129.4	90.4	—	352.6
Operating Income (Loss):
2004	7.5	2.8	(0.9)	(2.7)	6.7
2003	8.6	2.2	0.6	—	11.4
Identifiable Assets:
March 31, 2004	294.6	343.7	312.7	168.7	1,119.7
December 31, 2003	269.5	325.1	302.9	152.0	1,049.5

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

13. Supplemental Guarantor Information

General Cable Corporation and its material North American wholly-owned subsidiaries fully and unconditionally guarantee the $285.0 million of Senior Notes due 2010 of General Cable Corporation (the Issuer) on a joint and several basis. The Company has not presented separate financial statements and other disclosures concerning the guarantor subsidiaries because management has determined that such information will not be material to the holders of the Senior Notes. The following consolidating financial information presents information about the Issuer, guarantor subsidiaries and non-guarantor subsidiaries. All of the Company’s subsidiaries are “restricted subsidiaries” for purposes of the Senior Notes. Intercompany transactions are eliminated.

Supplemental Consolidating Statements of Operations
(in millions)

		Three Months Ended March 31, 2004

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$310.7	$167.9	$—	$478.6
Intercompany	96.0	—	4.7	(100.7)	—

	96.0	310.7	172.6	(100.7)	478.6
Cost of sales	83.4	290.4	147.2	(87.8)	433.2

Gross profit	12.6	20.3	25.4	(12.9)	45.4
Selling, general and administrative expenses	10.1	27.4	14.1	(12.9)	38.7

Operating income (loss)	2.5	(7.1)	11.3	—	6.7
Other expense	(0.5)	—	—	—	(0.5)
Interest income (expense):
Interest expense	(7.8)	(21.2)	(2.4)	21.9	(9.5)
Interest income	9.8	9.6	2.7	(21.9)	0.2

	2.0	(11.6)	0.3	—	(9.3)

Income (loss) before income taxes	4.0	(18.7)	11.6	—	(3.1)
Income tax (provision) benefit	(1.4)	6.1	(3.5)	—	1.2

Net income (loss)	2.6	(12.6)	8.1	—	(1.9)
Less: preferred stock dividends	(1.5)	—	—	—	(1.5)

Net income (loss) applicable to common shareholders	$1.1	$(12.6)	$8.1	$—	$(3.4)

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

		Three Months Ending March 31, 2003

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$240.9	$111.7	$—	$352.6
Intercompany	5.9	—	—	(5.9)	—

	5.9	240.9	111.7	(5.9)	352.6
Cost of sales	5.0	218.0	92.2	(5.0)	310.2

Gross profit	0.9	22.9	19.5	(0.9)	42.4
Selling, general and administrative expenses	0.3	22.1	9.5	(0.9)	31.0

Operating income	0.6	0.8	10.0	—	11.4
Interest income (expense):
Interest expense	(10.7)	(16.6)	(1.1)	17.0	(11.4)
Interest income	4.9	12.2	—	(17.0)	0.1

	(5.8)	(4.4)	(1.1)	—	(11.3)

Income (loss) before income taxes	(5.2)	(3.6)	8.9	—	0.1
Income tax (provision) benefit	1.8	1.3	(3.1)	—	—

Net income (loss)	$(3.4)	$(2.3)	$5.8	$—	$0.1

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Supplemental Consolidating Balance Sheets
(in millions)

	March 31, 2004
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$—	$5.7	$10.6	$—	$16.3
Receivables, net of allowances	—	188.8	151.3	(4.8)	335.3
Inventories	—	176.0	87.1	—	263.1
Deferred income taxes	1.5	12.0	—	—	13.5
Prepaid expenses and other	1.2	25.4	1.9	—	28.5

Total current assets	2.7	407.9	250.9	(4.8)	656.7
Property, plant and equipment, net	0.4	214.4	119.1	—	333.9
Deferred income taxes	—	77.7	4.5	—	82.2
Intercompany accounts	639.0	141.5	191.4	(971.9)	—
Investment in subsidiaries	33.7	352.4	—	(386.1)	—
Other non-current assets	6.9	37.4	2.6	—	46.9

Total assets	$682.7	$1,231.3	$568.5	$(1,362.8)	$1,119.7

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$134.1	$166.0	$(4.8)	$295.3
Accrued liabilities	15.0	64.4	24.6	—	104.0
Current portion of long-term debt	—	—	2.8	—	2.8

Total current liabilities	15.0	198.5	193.4	(4.8)	402.1
Long-term debt	285.0	74.9	1.0	—	360.9
Deferred income taxes	—	2.6	6.9	—	9.5
Intercompany accounts	34.0	792.6	145.3	(971.9)	—
Other liabilities	32.9	69.0	10.9	—	112.8

Total liabilities	366.9	1,137.6	357.5	(976.7)	885.3
Total shareholders’ equity	315.8	93.7	211.0	(386.1)	234.4

Total liability and shareholders’ equity	$682.7	$1,231.3	$568.5	$(1,362.8)	$1,119.7

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	December 31, 2003
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$—	$3.7	$21.4	$—	$25.1
Receivables, net of allowances	—	149.2	119.7	—	268.9
Inventories	—	169.9	86.8	—	256.7
Deferred income taxes	1.5	12.0	—	—	13.5
Prepaid expenses and other	1.2	22.8	0.9	—	24.9

Total current assets	2.7	357.6	228.8	—	589.1
Property, plant and equipment, net	0.5	218.5	114.3	—	333.3
Deferred income taxes	—	72.5	4.0	—	76.5
Intercompany accounts	623.4	132.4	163.6	(919.4)	—
Investment in subsidiaries	33.7	345.3	—	(379.0)	—
Other non-current assets	7.0	42.8	0.8	—	50.6

Total assets	$667.3	$1,169.1	$511.5	$(1,298.4)	$1,049.5

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$104.5	$146.1	$—	$250.6
Accrued liabilities	8.1	73.0	18.5	—	99.6
Current portion of long-term debt	—	—	2.3	—	2.3

Total current liabilities	8.1	177.5	166.9	—	352.5
Long-term debt	285.0	52.1	1.0	—	338.1
Deferred income taxes	—	2.7	6.9	—	9.6
Intercompany accounts	31.2	761.5	126.7	(919.4)	—
Other liabilities	32.9	67.8	8.5	—	109.2

Total liabilities	357.2	1,061.6	310.0	(919.4)	809.4
Total shareholders’ equity	310.1	107.5	201.5	(379.0)	240.1

Total liability and shareholders’ equity	$667.3	$1,169.1	$511.5	$(1,298.4)	$1,049.5

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Supplemental Consolidating Cash Flows
(in millions)

	Three Months Ended March 31, 2004
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows of operating activities:
Net income (loss)	$1.5	$(11.5)	$8.1	$—	$(1.9)
Adjustment to reconcile net (income) loss to net cash provided by (used by) operating activities:
Depreciation and amortization	0.1	9.9	1.1	—	11.1
Foreign currency exchange loss	0.5	—	—	—	0.5
Deferred income taxes	—	(5.3)	(0.4)	—	(5.7)
Loss on disposal of property	—	0.2	—	—	0.2
Changes in operating assets and liabilities:
Increase in receivables	—	(34.8)	(33.1)	—	(67.9)
(Increase) decrease in inventories	—	(6.1)	2.8	—	(3.3)
(Increase) decrease in other assets	0.1	1.1	(3.4)	—	(2.2)
Increase in accounts, payable accrued and other liabilities	6.9	14.3	25.9	—	47.1

Net cash flows of operating activities	9.1	(32.2)	1.0	—	(22.1)

Cash flows of investing activities:
Capital expenditures	—	(2.7)	(4.1)	—	(6.8)
Proceeds from properties sold	—	0.3	—	—	0.3
Other, net	(0.1)	(1.0)	—	—	(1.1)

Net cash flows of investing activities	(0.1)	(3.4)	(4.1)	—	(7.6)

Cash flows of financing activities:
Preferred stock dividends paid	(1.5)	—	—	—	(1.5)
Intercompany accounts	(7.5)	14.9	(7.4)	—	—
Net change in revolving credit borrowings	—	22.8	—	—	22.8
Net change in other debt	—	(0.1)	(0.3)	—	(0.4)

Net cash flows of financing activities	(9.0)	37.6	(7.7)	—	20.9

Increase (decrease) in cash	—	2.0	(10.8)	—	(8.8)
Cash – beginning of period	—	3.7	21.4	—	25.1

Cash – end of period	$—	$5.7	$10.6	$—	$16.3

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Three Months Ended March 31, 2003
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows of operating activities:
Net income (loss)	$(3.4)	$(2.3)	$5.8	$—	$0.1
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	0.2	7.2	0.8	—	8.2
Deferred income taxes	(1.8)	(0.4)	(0.5)	—	(2.7)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	—	3.4	(16.3)	—	(12.9)
(Increase) decrease in inventories	—	(5.7)	2.5	—	(3.2)
(Increase) decrease in other assets	5.1	8.8	—	—	13.9
Increase (decrease) in accounts payable, and other liabilities	4.6	2.1	9.6	—	16.3

Net cash flows of operating activities	4.7	13.1	1.9	—	19.7

Cash flows of investing activities:
Capital expenditures	—	(1.7)	(1.6)	—	(3.3)
Proceeds from properties sold	—	0.2	0.1	—	0.3
Other, net	—	0.9	—	—	0.9

Net cash flows of investing activities	—	(0.6)	(1.5)	—	(2.1)

Cash flows of financing activities:
Intercompany accounts	(1.6)	4.5	(2.9)	—	—
Net changes in revolving credit borrowings	(3.0)	(18.2)	—	—	(21.2)
Net change in other debt	—	(2.5)	(4.2)	—	(6.7)
Repayment of long-term debt	—	(0.2)	(2.4)	—	(2.6)

Net cash flows of financing activities	(4.6)	(16.4)	(9.5)	—	(30.5)

Increase (decrease) in cash	0.1	(3.9)	(9.1)	—	(12.9)
Cash – beginning of period	—	8.1	21.0	—	29.1

Cash – end of period	$0.1	$4.2	$11.9	$—	$16.2

GENERAL CABLE CORPORATION AND SUBSIDIARIES

ITEM 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand General Cable Corporation. MD&A is provided as a supplement to the Company’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements (“Notes”) and should be read in conjunction with these Consolidated Financial Statements and Notes. This overview provides the Company’s perspective on the sections included in MD&A. MD&A includes the following:

•	General – a general description of the Company’s business, financial information by geographic regions, metals price volatility and seasonal trends.

•	Current Business Environment – the Company’s perspective on the challenges it faces and its relative competitive advantage.

•	Acquisitions and Divestitures – a brief history of acquisitions and divestitures as they relate to the financial statements presented.

•	Critical Accounting Estimates – a discussion of the accounting policies that require critical judgments and estimates.

•	The Refinancing – a description of the comprehensive refinancing in the fourth quarter of 2003.

•	Results of Operations – an analysis of the Company’s results of operations for the financial statement periods presented.

•	Liquidity and Capital Resources – an analysis of cash flows, sources and uses of cash.

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

Certain statements in this report including without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures and the Company’s management’s beliefs, expectations or opinions, are forward-looking statements. Actual results may differ materially from those statements as a result of factors, risks and uncertainties over which the Company has no control. Such factors included economic and political consequences resulting from the September 2001 terrorist attack and the war with Iraq, domestic and local country price competition, particularly in certain segments of the power cable market and other competitive pressures; general economic conditions, particularly in construction; changes in customer or distributor purchasing patterns in our business segments; the Company’s ability to increase manufacturing capacity and productivity; the financial impact of any future plant closures; the Company’s ability to successfully complete and integrate acquisitions and divestitures; the Company’s ability to negotiate extensions of labor agreements on acceptable terms; the Company’s ability to service debt requirements and maintain adequate domestic and international credit facilities and credit lines; the Company’s ability to pay dividends on its preferred stock; the impact of unexpected future judgments or settlements of claims and litigation; the Company’s ability to achieve target returns on investments in its defined benefit plans; the Company’s ability to avoid limitations on utilization of net losses for income tax purposes; the cost of raw materials, including copper; the Company’s ability to increase its selling prices during periods of increasing raw material costs; the impact of foreign currency fluctuations; the impact of technological changes; and other factors.

General Cable operates its businesses in three main geographic regions: 1) North America, 2) Europe and 3) Oceania. The following table sets forth net sales and operating income by geographic region for the periods presented, in millions of dollars:

	Three Months Ended March 31,
	2004		2003
	Amount	%	Amount	%
Net sales:
North America	$310.8	65%	$240.9	68%
Europe	140.6	29%	92.2	26%
Oceania	27.2	6%	19.5	6%

Total net sales	$478.6	100%	$352.6	100%

Operating income (loss):
North America	$(2.3)	(23)%	$1.4	12%
Europe	8.7	93%	8.2	72%
Oceania	3.0	30%	1.8	16%

Subtotal	9.4	100%	11.4	100%

Corporate and other operating items	(2.7)		—

Total operating income	$6.7		$11.4

More than 90% of net sales in Europe and Oceania are derived from energy and industrial & specialty cable sales. As a result, these businesses have not been significantly impacted by the global telecommunications spending downturn and the European business specifically is currently benefiting from medium voltage energy cable capacity shortage in Europe and a shift towards environmentally friendly cables.

General Cable’s reported net sales are directly influenced by the price of copper and to a lesser extent aluminum. The price of copper and aluminum has historically been subject to considerable volatility with the daily selling price of copper cathode on the COMEX averaging $1.24 per pound in the first quarter of 2004 and $0.76 per pound in the first quarter of 2003 and the daily price of aluminum rod averaging $0.81 per pound in the first quarter of 2004 and $0.70 per pound in the first quarter of 2003. General Cable generally passes changes in copper and aluminum prices along to its customers, although there are timing delays of varying lengths depending upon the volatility of metals prices, the type of product, competitive conditions and particular customer arrangements. A significant portion of the Company’s energy and communications business and to a lesser extent the Company’s industrial business has metal escalators written into customer contracts under a variety of price setting and recovery formulas. The remainder of the Company’s business requires that the cost of higher metal prices be recovered through negotiated price increases with customers. In these instances, the ability to increase the Company’s selling prices may lag the movement in metal prices by a period of time as the customer price increases are implemented. As a result of this and a number of other practices intended to match copper and aluminum purchases with sales, profitability over time has historically not been significantly affected by changes in copper and aluminum prices.

A pound of copper as quoted by COMEX was approximately $1.36 in late March 2004 which represents an approximate 68% increase over the price quoted at the end of the third quarter of 2003. Aluminum has increased by 25% over the same period of time. The Company is currently attempting to increase selling prices for non-contractual customers in order to offset the negative effect of increased metal prices. However, the Company’s ability to ultimately realize these price increases will be influenced by competitive conditions in its markets, which includes significant underutilized manufacturing capacity. In addition, a continuing rise in metal prices, when combined with the normal lag time between an announced customer price increase and its effective date in the market, may result in the Company not fully recovering increased metal costs. If the Company were not able to adequately increase selling prices in a period of rising metals costs, the Company would experience a decrease in reported earnings. General Cable does not engage in speculative metals trading or other speculative activities. Also, the Company does not engage in activities to hedge the underlying value of its copper and aluminum inventory.

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

Current Business Environment

In North America, General Cable has been operating in a difficult business environment for some time in the wire and cable industry which is competitive, mature and cost driven. In many business segments, there is little differentiation among industry participants from a manufacturing or technology standpoint. Recently, the Company’s end markets are beginning to show signs of recovery. There has been significant merger and acquisition activity which, we believe, may lead to a reduction in deployment of inefficient, high cost capacity in the industry. In addition, in the industrial & specialty segment industrial construction spending in North America, which influences industrial cable demand, is significantly below past ten-year peak levels. However, for the second consecutive quarter, the Company has seen strengthening demand which may indicate a turnaround in industrial construction spending in North America. This segment has also experienced stable demand for cables utilized in industrial repairs and maintenance and the automotive aftermarket. The communications segment also has experienced a significant decline from historical spending levels for outside plant telecommunications products and a weak market for switching/local area networking cables. Demand for communications wire and cable products has steadily improved in recent months and the Company believes it will continue to increase over time because current levels of spending by communication wire and cable customers are insufficient to maintain their network infrastructures. In addition, the 2003 power outages in the U.S., Canada and Europe emphasized a need to upgrade the power transmission infrastructure used by electric utilities, which may, over time, cause an increase in demand for General Cable’s energy products.

General Cable believes its investment in Lean Six Sigma training, coupled with effectively utilized manufacturing assets, provides a cost advantage compared to many of its competitors and generates costs savings which help offset rising raw material prices and other general economic cost increases. In addition, General Cable’s customer and supplier integration capabilities, one-stop selling and geographic and product balance are sources of competitive advantage. As a result, the Company believes it is well positioned, relative to its competitors, in the current business environment.

As part of General Cable’s ongoing efforts to reduce total operating costs, the Company continuously evaluates its ability to more efficiently utilize existing manufacturing capacity. Such evaluation includes the costs associated with and benefits to be derived from the combination of existing manufacturing assets into fewer plant locations and the possible outsourcing of certain manufacturing processes. The Company previously announced the rationalization and refocusing of operations of certain of its industrial cable manufacturing plants which resulted in a $7.6 million charge in the fourth quarter of 2003 (of which approximately $1.3 million were cash payments) and a $2.7 million charge in the first quarter of 2004 (of which approximately $1.1 million were cash payments). Additional charges (currently estimated to be $10.2 million, of which approximately $8 million will be cash payments) will be incurred during 2004 as the these planned actions are completed. In April 2004, the Company announced its intention to sell its rod mill operation by the end of the second quarter of 2004. The estimated proceeds from selling certain equipment from this facility is expected to offset the cash costs related to closing the facility.

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

During the second quarter of 2002, General Cable formed a joint venture company to manufacture and market fiber optic cables. General Cable contributed assets, primarily inventory and machinery and equipment, to a subsidiary company which was then contributed to the joint venture in exchange for a $10.2 million note receivable which resulted in a $5.6 million deferred gain on the transaction. The Company will recognize the gain as the note is repaid. The March 31, 2004 and December 31, 2003 balance sheets included a $10.2 million note receivable from the joint venture partner in other non-current assets. The December 31, 2003 balance sheet included a deferred gain from the initial joint venture formation of $5.6 million in other liabilities. In January 2004, the Company reduced its ownership percentage from 49% to 40% and as a result the deferred gain was reduced to $4.8 million. The March 31, 2004 balance sheet included the $4.8 million deferred gain in other liabilities. Beginning in the first quarter of 2004 the Company has consolidated the joint venture company as a result of the adoption of FIN No. 46, as revised. For the first quarter of 2004, the joint venture company had sales of $4.8 million and an operating loss and net loss of $0.3 million. At March 31, 2004, the joint venture company had total assets of $10.4 million, total liabilities of $3.7 million and total equity of $6.7 million. Prior to the first quarter of 2004, the joint venture company was accounted for under the equity method of accounting. At December 31, 2003, other non-current assets included an investment in joint venture of $3.5 million.

Critical Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. A summary of significant accounting policies is provided in Note 2 to the Consolidated Financial Statements. The application of these policies requires management to make estimates and judgments that affect the amounts reflected in the financial statements. Management based its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The critical judgments impacting the financial statements include determinations with respect to inventory valuation, pension accounting, the valuation allowance for deferred income taxes and revenue recognition.

Inventory Valuation

General Cable utilizes the LIFO method of inventory accounting for its metals inventory. The Company’s use of the LIFO method results in its income statement reflecting the current costs of metals, while metals inventories in the balance sheet are valued at historical costs as the LIFO layers were created. As a result of volatile copper prices, the replacement cost of the Company’s copper inventory exceeded the historic LIFO cost by approximately $26 million at March 31, 2004 and by approximately $13 million at December 31, 2003. If the Company was not able to recover the LIFO value of its inventory at a profit in some future period when replacement costs were lower than the LIFO value of the inventory, the Company would be required to take a charge to recognize in its income statement all or a portion of the higher LIFO value of the inventory. Additionally, if LIFO inventory quantities are reduced in a period when replacement costs are lower than the LIFO value of the inventory, the Company would experience a decline in reported earnings. Conversely, if LIFO inventory quantities are reduced in a period when replacement costs exceed the LIFO value of the inventory, the Company would experience an increase in reported earnings.

Pension Accounting

Pension expense for the defined benefit pension plans sponsored by General Cable is determined based upon a number of actuarial assumptions, including an expected long-term rate of return on assets of 8.5%. This assumption was based on input from actuaries, including their review of historical 10 year, 20 year, and 25 year rates of inflation and real rates of return on various broad equity and bond indices in conjunction with the diversification of the asset portfolio. The expected long-term rate of return on assets is based on an asset allocation assumption of 65% allocated to equity investments, with an expected real rate of return of 7%, and 35% to fixed-income investments, with an expected real rate of return of 3%, and an assumed long-term rate of inflation of 3.5%. Because of market fluctuations, the actual asset allocations as of March 31, 2004 and December 31, 2003 were 66% and 74%, respectively, of equity investments and 34% and 26%, respectively, of fixed-income investments. Management believes that long-term asset allocation on average will approximate the Company’s assumptions and that a 8.5% long-term rate of return is a reasonable assumption.

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

Deferred Income Tax Valuation Allowance

General Cable records a valuation allowance to reduce deferred tax assets to the amount that it believes is more likely than not to be realized. The valuation of the deferred tax asset is dependent on, among other things, the ability of the Company to generate a sufficient level of future taxable income. In estimating future taxable income, the Company has considered both positive and negative evidence, such as historical results of operations, including the losses realized in recent periods, and has considered the implementation of prudent and feasible tax planning strategies. Approximately $20 million of this deferred tax asset must be utilized prior to its expiration in the period 2006-2009. The remainder of the asset may be used for at least 15 years. This finite life has also been considered by the Company in the valuation of the asset. The Company has and will continue to review on a quarterly basis its assumptions and tax planning strategies and, if the amount of the estimated realizable net deferred tax asset is less than the amount currently on the balance sheet, the Company would reduce its deferred tax asset, recognizing a non-cash charge against reported earnings. At March 31, 2004, the Company had recorded a net deferred tax asset of $82.8 million ($10.1 million current and $72.7 million long term). At March 31, 2004, the Company concluded that, more likely than not, the net deferred tax asset will be realized.

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

New Accounting Standards

In January 2003, FIN No. 46, as revised, “Consolidation of Variable Interest Entities” was issued. FIN 46 is intended to achieve more consistent application of consolidation policies to variable interest entities. Application of FIN 46 is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. Accordingly, the Company has adopted FIN 46, which resulted in the consolidation of its fiber optic joint venture in the first quarter of 2004. The adoption of FIN 46 did not have a material effect on the Company’s financial position, results of operations or cash flows. See further discussion in Note 3 to Notes to Audited Consolidated Financial Statements.

In December 2003, SFAS No. 132 (R) , “Employers’ Disclosure about Pensions and Other Postretirement Benefits” was issued. This statement revised employers’ disclosure requirements about pension plans and other postretirement benefit plans. The annual disclosure requirements apply to fiscal years ending after December 15, 2003, except for the disclosure of expected future benefit payments, which must be disclosed for fiscal years ending after June 15, 2004. Interim disclosure requirements are generally effective for interim periods beginning after December 15, 2003. Accordingly, the Company has adopted SFAS No. 132 (R).

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

The refinancing also included $285.0 million of 7-year senior unsecured notes due 2010 and a $240.0 million secured revolving credit facility. The senior unsecured notes bear interest at a fixed rate of 9.5% while loans under the credit facility bear interest initially at a rate of LIBOR plus 275 basis points.

Results of Operations

The following table sets forth, for the periods indicated, statement of operations data in millions of dollars and as a percentage of net sales. Percentages may not add due to rounding.

	Three Months Ended March 31,
	2004		2003
	Amount	%	Amount	%
Net sales	$478.6	100.0%	$352.6	100.0%
Cost of sales	433.2	90.5%	310.2	88.0%

Gross profit	45.4	9.5%	42.4	12.0%
Selling, general and administrative expenses	38.7	8.1%	31.0	8.8%

Operating income	6.7	1.4%	11.4	3.2%
Other expense	(0.5)	(0.1)%	—	—
Interest expense, net	(9.3)	(1.9)%	(11.3)	(3.2)%

Income (loss) before income taxes	(3.1)	(0.6)%	0.1	0.0%
Income tax benefit	1.2	0.3%	—	—

Net income (loss)	(1.9)	(0.4)%	0.1	—
Less: preferred stock dividends	(1.5)	(0.3)%	—	—

Net income (loss) applicable to common shareholders	$(3.4)	(0.7)%	$0.1	—

Three Months Ended March 31, 2004 Compared with Three Months Ended March 31, 2003

The net loss applicable to common shareholders was $(3.4) million, or $(0.09) on a per diluted share basis, in the first quarter of 2004 compared to net income applicable to common shareholders of $0.1 million in the first quarter of 2003. The net loss applicable to common shareholders for the first quarter of 2004 includes a $1.5 million dividend on preferred stock, pre-tax corporate charges of $2.7 million related to the rationalization of certain of the Company’s industrial cable manufacturing facilities and a pre-tax $0.5 million foreign currency transaction loss.

Net Sales

The following tables set forth metal-adjusted net sales and metal pounds sold by segment, in millions. Net sales for the first quarter of 2003 have been adjusted to reflect the 2004 copper COMEX average price of $1.24 (a $0.48 increase compared to the prior period) and the aluminum rod average price of $0.81 per pound (an $0.11 increase compared to the prior period).

	Metal-Adjusted Net Sales
	Three Months Ended March 31,
	2004		2003
	Amount	%	Amount	%
Energy	$166.5	35%	$152.9	38%
Industrial & specialty	195.7	41%	146.9	36%
Communications	116.4	24%	102.7	26%

Total metal-adjusted net sales	478.6	100%	402.5	100%

Metal adjustment	—		(49.9)

Total net sales	$478.6		$352.6

	Metal Pounds Sold
	Three Months Ended March 31,
	2004		2003
	Pounds	%	Pounds	%
Energy	82.8	49%	78.5	56%
Industrial & specialty	53.8	32%	36.3	26%
Communications	32.3	19%	25.6	18%

Total metal pounds sold	168.9	100%	140.4	100%

Net sales increased 36% to $478.6 million in the first quarter of 2004 from $352.6 million in the first quarter of 2003. The net sales increase included a 7% increase, or $24.8 million, due to the favorable impact of foreign currency exchange rate changes. After adjusting 2003 net sales to reflect the $0.48 increase in the average monthly COMEX price per pound of copper and the $0.11 increase in the average aluminum rod price per pound in 2004, net sales increased 19% to

$478.6 million, up from $402.5 million in 2003. The increase in metal-adjusted net sales reflects a 9% increase in the energy segment, a 33% increase in the industrial & specialty segment and a 13% increase in the communications segment. Metal pounds sold increased 20.3% compared to the first quarter of 2003. Metal pounds sold is provided herein as the Company believes this metric to be a good measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes and the Company believes its product mix to be relatively constant quarter over quarter.

The 9% increase in metal-adjusted net sales for the energy segment reflects an 11% increase in net sales in the Company’s international operations and an 8% increase in net sales in North America. The Company’s international operations have benefited from growth in medium voltage power cables and a $6.5 million favorable impact from changes in foreign currency exchange rates. The North American net sales reflect an increase in sales volume during the first quarter of 2004 across most product groups and a $4.1 million favorable impact from changes in foreign currency exchange rates. Demand from power utilities for primary and secondary distribution cables increased compared to the first quarter of 2003. The Company anticipates this favorable trend could accelerate if pending energy legislation in the United States aimed at improving the transmission grid infrastructure is passed. Sales volume in the first quarter of 2003 was also negatively impacted by unseasonable weather in the Midwest and Northeast, which affected the ability of the Company’s customers to install cables.

The 33% increase in metal-adjusted net sales in the industrial & specialty segment was primarily due to increases in the Company’s international operations and North American industrial business. Additionally, this segment has benefited from growth in its domestic automotive aftermarket business and an increase in sales of industrial cables utilized in maintenance, repair and plant operations. Net sales of the North American industrial business for the first quarter of 2004 increased 31% from the same period last year and 17% from the fourth quarter of 2003. This improved sales volume for the second consecutive quarter may indicate that the bottoming of demand has occurred. The net sales of our international operations increased 44% which reflects an $11.3 million favorable impact from changes in foreign currency exchange rates and strong demand related to the continuing roll-out of environmentally friendly (flexible, zero-halogen) cables in Spain, an area in which our European operation is a leader.

The 13% increase in the communications segment metal-adjusted net sales principally relates to an increase in North American sales volume of telephone exchange cable. Metal-adjusted net sales of telephone exchange cable were up 14% in the first quarter of 2004 compared to the first quarter of 2003. Sales to the Company’s three largest telephone operating company customers increased for the third consecutive quarter compared to same periods in the prior years. As a result of the Company’s position as a low cost producer, these products have historically been one of its most profitable business segments. The sales volume in data communication cables, primarily LAN cables, increased in the first quarter of 2004 compared to the first quarter of 2003, but continues to experience competitive price pressure. The Company believes that spending for data communication cable tends to lag other information technology infrastructure spending by six to nine months and therefore anticipates an improvement in demand for data communication cable beginning in the second half of 2004. Additionally this segment experienced an increase in sales of electronics products resulting from sustained penetration into targeted niche markets and an increase in OEM assembly products.

Selling, General and Administrative Expense

Selling, general and administrative expense increased to $38.7 million in the first quarter of 2004 from $31.0 million in the first quarter of 2003. This increase includes increased variable selling costs as a result of higher sales volume, a $2.0 million impact of increased SG&A expense in our international operations as a result of foreign currency exchanges rate changes, a $1.0 million increase resulting from the consolidation of a joint venture company beginning in the first quarter of 2004, increased fringe benefit costs and $0.2 million of corporate charges related to plant rationalizations.

Operating Income

The following table sets forth operating income by segment, in millions of dollars.

	Operating Income
	Three Months Ended March 31,
	2004		2003
	Amount	%	Amount	%
Energy	$7.5	80%	$8.6	75%
Industrial & specialty	2.8	30%	2.2	19%
Communications	(0.9)	(10)%	0.6	6%

Subtotal excluding corporate charges	9.4	100%	11.4	100%

Corporate charges	(2.7)		—

Total operating income	$6.7		$11.4

Operating income of $6.7 million for the first quarter of 2004 decreased from $11.4 million in the first quarter of 2003. This decrease is primarily the result of increased raw material costs (primarily copper and aluminum) which were not fully recovered through customer price increases, and corporate charges of $2.7 million relating to the rationalization of certain industrial cable manufacturing facilities. The decreases were partially offset by strong performance from the Company’s European operations, increased sales volume in all segments, ongoing cost cutting initiatives in manufacturing expenses and the favorable impact of foreign currency exchange rate changes.

Other Expense

Other expense of $0.5 million in the first quarter of 2004 includes foreign currency transaction losses which resulted from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated.

Interest Expense

Net interest expense decreased to $9.3 million in the first quarter of 2004 from $11.3 million in the first quarter of 2003. The decrease in interest expense is the result of lower outstanding borrowings and interest costs under the Company’s new debt structure (see previous refinancing discussion) effective November 24, 2003, a lower credit spread under the Company’s new credit facility and a reduction in the amortization of bank fees relating to the new credit facility compared to the former credit facility.

Tax Provision

The Company’s effective tax rate for the first quarter of 2004 and 2003 was 36.4% and 35.5%, respectively.

Preferred Stock Dividends

During the quarter, the Company also accrued approximately $1.5 million in dividends on its preferred stock.

Liquidity and Capital Resources

In general, General Cable requires cash for working capital, capital expenditures, debt repayment, salaries and related benefits, interest and taxes. General Cable’s working capital requirement increases when it experiences strong incremental demand for products and/or significant copper and aluminum price increases. Based upon historical experience and the expected availability of funds under the new credit facility, the Company believes its sources of liquidity will be sufficient to enable it to meet the Company’s cash requirements for working capital, capital expenditures, debt repayment, salaries and related benefits, interest and taxes for at least the next twelve months.

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

Cash flow used by operating activities in the first quarter of 2004 was $22.1 million. This reflects a $67.9 million increase in accounts receivable, a $3.3 million increase in inventories and a $2.2 million increase in prepaid and other assets. The increase in accounts receivable reflects improved sales volume experienced in the first quarter of 2004 as a result of improving demand in the Company’s end markets. Inventory has increased as a result of the Company’s normal seasonal trend to build inventory in anticipation of higher sales during the spring and summer months as well as the need to service higher customer sales volumes in the first quarter. In North America, finished goods inventory turnover improved quarter over quarter by two full turns. These cash flows were offset by an increase in accounts payable, accrued and other liabilities of $47.1 million and a net loss before depreciation and amortization, foreign currency exchange loss, deferred income taxes and loss on the disposal of property of $4.2 million. The increase in accounts payable, accrued and other liabilities is primarily due to an increase in accounts payable which reflects greater manufacturing activity by the Company and the increase in metals costs during the first quarter as compared to the fourth quarter of 2003. The following table sets forth net cash provided by (used by) operating activities by geographic region for the following periods (in millions):

	Three Months Ended March 31,
	2004	2003
North America	$(23.1)	$17.8
Europe and Oceania	1.0	1.9

Total	$(22.1)	$19.7

Cash flow used by investing activities was $7.6 million in the first quarter of 2004, principally reflecting $6.8 million of capital expenditures. The Company anticipates capital spending to be approximately $30 million in 2004.

Cash flow provided by financing activities in the first quarter of 2004 was $20.9 million. This reflects an increase in borrowings under the Company’s new revolving credit facility of $22.8 million, which was due in part to the higher working capital requirements discussed above as a result of improving demand in the Company’s end markets as well as the higher cost of the Company’s metal purchases during the first quarter of 2004. This source of cash was partially offset by the payment of preferred stock dividends of $1.5 million and a net reduction in other debt of $0.4 million.

The Company’s new senior secured revolving credit facility provides for up to $240.0 million in borrowings, including a $50.0 million sublimit for the issuance of commercial and standby letters of credit and a $10.0 million sublimit for swingline loans. Advances under the credit facility are limited to a borrowing base computed using defined advance rates for eligible accounts receivable, inventory, equipment and owned real estate properties. The fixed asset component of the borrowing base is subject to scheduled reductions. At March 31, 2004, the Company had undrawn availability of $135 million under the new credit facility.

Indebtedness under the credit facility is guaranteed by the Company’s North American subsidiaries and is secured by a first priority security interest in tangible and intangible property and assets of the Company’s North American subsidiaries. Loans under the credit facility bear interest at the Company’s option, equal to either an alternate base rate or an adjusted LIBOR rate plus an applicable margin percentage. The applicable margin percentage is subject to adjustments based upon the consolidated fixed charge coverage ratio, as defined.

The Company pays fees in connection with the issuance of letters of credit and a commitment fee equal to 50 basis points per annum on any unused commitments under the credit facility. Both fees are payable quarterly.

The credit facility requires that the Company comply with certain financial covenants, including a quarterly minimum fixed charge coverage ratio test and an annual maximum capital expenditures level. In addition, the senior secured revolving credit facility and the indenture governing the senior unsecured notes include negative covenants which restrict certain acts, including the payment of dividends to holders of common stock. However, the Company will be permitted to declare and pay dividends or distributions on the convertible preferred stock so long as there is no default under the senior secured revolving credit facility and the Company meets certain financial conditions.

The Company’s European operations participate in arrangements with several European financial institutions who provide extended accounts payable terms to the Company on an uncommitted basis. In general, the arrangements provide for accounts payable terms of up to 180 days. At March 31, 2004, the arrangements had a maximum availability limit of the equivalent of approximately $108 million, of which approximately $85 million was drawn. Should the availability under these arrangements be reduced or terminated, the Company would be required to negotiate longer payment terms or repay the outstanding obligations with suppliers under this arrangement over 180 days and seek alternative financing arrangements which could increase the Company’s interest expense. The Company also has an approximate $25 million uncommitted facility in Europe, which allows the Company to sell at a discount, with limited recourse, a portion of its accounts receivable to a financial institution. At March 31, 2004, this accounts receivable facility was not drawn upon.

During the fourth quarter of 2002, as a result of declining returns in the investment portfolio of the Company’s defined benefit pension plan, the Company was required to record a minimum pension liability equal to the underfunded status of its plan. At December 31, 2002, the Company recorded an after-tax charge of $29.2 million to accumulated other comprehensive income in the equity section of its balance sheet. During 2003, the investment portfolio experienced improved performance and as a result, the Company was able to reduce the after tax charge to accumulated other comprehensive income by $7.3 million. In 2004, pension expense is expected to decrease approximately $3 million from 2003, principally due to improved investment performance during 2003 and cash contributions are expected to increase approximately $5 million from 2003.

As part of General Cable’s ongoing efforts to reduce total operating costs, the Company continuously evaluates its ability to more efficiently utilize existing manufacturing capacity. Such evaluation includes the costs associated with and benefits to be derived from the combination of existing manufacturing assets into fewer plant locations and the possible outsourcing of certain manufacturing processes. The Company previously announced the rationalization and refocusing of operations of certain of its industrial cable manufacturing plants which resulted in a $7.6 million charge in the fourth quarter of 2003 (of which approximately $1.3 million were cash payments) and a $2.7 million charge in the first quarter of 2004 (of which approximately $1.1 million were cash payments). Additional charges (currently estimated to be $10.2 million, of which approximately $8 million will be cash payments) will be incurred during 2004 as the planned actions are completed. In April 2004, the Company announced its intention to sell its rod mill operation by the end of the second quarter of 2004. The estimated proceeds from selling certain equipment from this facility is expected to offset the cash costs related to closing the facility.

Summarized information about our contractual obligations and commercial commitments as of March 31, 2004 is as follows (in millions of dollars)

	Payments Due by Period
		Less than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years
Contractual obligations:
Long-term debt	$363.7	$2.8	$1.0	$65.8	$294.0
Operating leases	21.2	6.8	10.6	3.8	—
Commodity futures and forward pricing agreements	103.1	103.1	—	—	—
Foreign currency contracts	38.5	38.3	0.2	—	—

Total	$526.5	$151.0	$11.8	$69.6	$294.0

The Company will be required to make future cash contributions to its defined benefit pension plans. The estimate for these contributions is approximately $11.6 million during 2004. Estimates of cash contributions to be made after 2004 are difficult to make due to the number of variable factors which impact the calculation of defined benefit pension plan contributions. General Cable will also be required to make interest payments on its debt. The Company’s senior unsecured notes will require interest payments of $27.1 million a year, beginning in 2004 through 2010. The interest payments to be made on the Company’s revolving loans and other debt are based on variable interest rates and the amount of the borrowings under the revolving credit facility depend upon the Company’s working capital requirements. The Company’s preferred stock dividends are payable in cash or common stock or a combination thereof, in the amount of $6.0 million a year, from 2004 through 2013.

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

The notional amounts and fair values of these financial instruments at March 31, 2004 and December 31, 2003 are shown below (in millions). The carrying amount of the financial instruments was a liability of $0.5 million at March 31, 2004 and $1.4 million at December 31, 2003.

	March 31,		December 31,
	2004		2003
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Interest rate swap	$9.0	$(0.9)	$9.0	$(0.7)
Foreign currency forward exchange	38.5	(0.9)	38.4	(0.8)
Commodity futures	25.0	1.3	13.6	0.1

		$(0.5)		$(1.4)

Item 4. Controls and Procedures

The Company periodically reviews the design and effectiveness of its disclosure controls and internal control over financial reporting. The Company makes modifications to improve the design and effectiveness of its disclosure controls and internal control structure, and may take other corrective action, if its reviews identify a need for such modifications or actions.

The Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), does not expect that its disclosure controls and procedures or its internal controls and procedures for financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgements in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed in reports that are filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported on a timely basis as provided in the Securities and Exchange Commission rules and forms. There have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART III. Other Information

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

10.66	First Amendment dated April 14, 2004, to the Credit Agreement between the Company, Merrill Lynch Capital as collateral and Syndication Agent, UBS AG as Administrative Agent and the lenders signatory thereto dated November 24, 2003.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) or 15a – 14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) or 15d – 14(a)

32.1	Certification pursuant to 18 U.S.C. Section 1350

b)	Reports on Form 8-K

(i)	Form 8-K filed April 21, 2004 including the Company’s first quarter 2004 earnings release

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Cable Corporation

Signed: May 7, 2004	By:	/s/ CHRISTOPHER F. VIRGULAK

Christopher F. Virgulak Executive Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)