Form 10-Q
period 2004-06-30
GENERAL CABLE CORP /DE/
filed 2004-08-06
CIK 886035

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004
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

Yes ☒ No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☒ No☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding at July 30, 2004

Common Stock, $0.01 par value	39,303,649

GENERAL CABLE CORPORATION
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net sales	$517.5	$398.0	$996.1	$750.6
Cost of sales	462.3	351.4	895.5	661.6

Gross profit	55.2	46.6	100.6	89.0
Selling, general and administrative expenses	38.1	30.7	76.8	61.7

Operating income	17.1	15.9	23.8	27.3
Other expense	(0.4)	—	(0.9)	—
Interest income (expense):
Interest expense	(9.0)	(11.3)	(18.5)	(22.7)
Interest income	—	0.1	0.2	0.2

	(9.0)	(11.2)	(18.3)	(22.5)

Earnings before income taxes	7.7	4.7	4.6	4.8
Income tax provision	(2.5)	(1.7)	(1.3)	(1.7)

Net income	5.2	3.0	3.3	3.1
Less: preferred stock dividends	(1.5)	—	(3.0)	—

Net income applicable to common shareholders	$3.7	$3.0	$0.3	$3.1

Earnings per share
Earnings per common share	$0.09	$0.09	$0.01	$0.09

Weighted average common shares	39.3	33.1	39.2	33.1

Earnings per common share-assuming dilution	$0.09	$0.09	$0.01	$0.09

Weighted average common shares-assuming dilution	39.9	33.3	39.9	33.2

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
(in millions, except share data)

	June 30,	December 31,
	2004	2003
	(unaudited)
Assets
Current Assets:
Cash	$27.6	$25.1
Receivables, net of allowances of $15.9 million at June 30, 2004 and $15.6 million at December 31, 2003	369.9	268.9
Inventories	261.9	256.7
Deferred income taxes	13.5	13.5
Prepaid expenses and other	23.0	24.9

Total current assets	695.9	589.1
Property, plant and equipment, net	330.9	333.3
Deferred income taxes	91.3	76.5
Other non-current assets	47.2	50.6

Total assets	$1,165.3	$1,049.5

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$316.7	$250.6
Accrued liabilities	113.8	99.6
Current portion of long-term debt	3.1	2.3

Total current liabilities	433.6	352.5
Long-term debt	371.4	338.1
Deferred income taxes	15.8	9.6
Other liabilities	111.6	109.2

Total liabilities	932.4	809.4

Shareholders’ Equity:
Redeemable convertible preferred stock, 2,070,000 shares at redemption value (liquidation preference of $50.00 per share)	103.5	103.5
Common stock, $0.01 par value, issued and outstanding shares:
June 30, 2004 – 39,262,041 (net of 4,828,225 treasury shares)
December 31, 2003 – 38,908,512 (net of 4,828,225 treasury shares)	0.4	0.4
Additional paid-in capital	143.5	140.8
Treasury stock	(50.4)	(50.4)
Retained earnings	54.8	54.5
Accumulated other comprehensive loss	(13.1)	(5.5)
Other shareholders’ equity	(5.8)	(3.2)

Total shareholders’ equity	232.9	240.1

Total liabilities and shareholders’ equity	$1,165.3	$1,049.5

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in millions, unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows of operating activities:
Net income	$3.3	$3.1
Adjustments to reconcile net income to net cash provided by (used by) operating activities:
Depreciation and amortization	19.8	16.3
Foreign currency exchange loss	0.9	—
Deferred income taxes	(8.6)	(2.9)
(Gain) loss on disposal of property	(0.6)	0.4
Changes in operating assets and liabilities:
Increase in receivables	(105.6)	(17.2)
(Increase) decrease in inventories	(4.1)	4.4
Decrease in other assets	3.7	16.0
Increase in accounts payable, accrued and other liabilities	80.3	16.1

Net cash flows of operating activities	(10.9)	36.2

Cash flows of investing activities:
Capital expenditures	(16.8)	(7.9)
Proceeds from properties sold	1.2	0.3
Other, net	(1.3)	(2.0)

Net cash flows of investing activities	(16.9)	(9.6)

Cash flows of financing activities:
Preferred stock dividends paid	(3.0)	—
Net change in revolving credit borrowings	33.5	(14.7)
Repayment of loans from shareholders	—	1.0
Net change in other debt	—	(13.8)
Repayment of long-term debt	(0.2)	(7.4)

Net cash flows of financing activities	30.3	(34.9)

Increase (decrease) in cash	2.5	(8.3)
Cash – beginning of period	25.1	29.1

Cash – end of period	$27.6	$20.8

Supplemental Information
Cash paid (received) during the period for:
Income tax payments, net of refunds	$4.5	$(10.5)

Interest paid	$17.6	$17.2

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity
(dollars in millions, share amounts in thousands)
(unaudited)

	Preferred Stock		Common Stock		Add’l			Accumulated Other	Other
					Paid in	Treasury	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Income/ (Loss)	Equity	Total
Balance, December 31, 2002	—	$—	33,135	$0.4	$100.0	$(50.0)	$59.9	$(44.6)	$(4.8)	$60.9
Comprehensive income:
Net income							3.1			3.1
Foreign currency translation adjustment								15.5		15.5

Comprehensive income										18.6
Amortization of restricted stock and other					0.4				0.1	0.5
Repayment of loans from shareholders			(74)		(0.4)	(0.4)			1.5	0.7
Other			15		0.1				(0.1)	—

Balance, June 30, 2003	—	$—	33,076	$0.4	$100.1	$(50.4)	$63.0	$(29.1)	$(3.3)	$80.7

Balance, December 31, 2003	2,070	$103.5	38,909	$0.4	$140.8	$(50.4)	$54.5	$(5.5)	$(3.2)	$240.1
Comprehensive loss:
Net income							3.3			3.3
Foreign currency translation adjustment								(8.4)		(8.4)
Unrealized investment gain								0.1		0.1
Gain on change in fair value of financial instruments, net of $0.4 million tax expense								0.7		0.7

Comprehensive loss										(4.3)
Preferred stock dividend							(3.0)			(3.0)
Issuance of restricted stock			341		2.9				(2.9)	—
Amortization of restricted stock									0.3	0.3
Other			12		(0.2)					(0.2)

Balance, June 30, 2004	2,070	$103.5	39,262	$0.4	$143.5	$(50.4)	$54.8	$(13.1)	$(5.8)	$232.9

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. General

General Cable Corporation and Subsidiaries (General Cable) is a leading global developer and manufacturer in the wire and cable industry. The Company sells copper, aluminum and fiber optic wire and cable products worldwide. The Company’s operations are divided into three main segments: energy, industrial & specialty and communications. As of June 30, 2004, General Cable operated 26 manufacturing facilities in eight countries and two regional distribution centers in North America in addition to the corporate headquarters in Highland Heights, Kentucky.

2. Summary of Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of General Cable Corporation and its wholly-owned subsidiaries. The Company adopted FIN 46 as revised (Consolidation of Variable Interest Entities) which resulted in the consolidation of its fiber optic joint venture in the first quarter of 2004. Prior to the first quarter of 2004, the joint venture was accounted for under the equity method of accounting. Accordingly, other non-current assets included an investment in the joint venture of $3.5 million at December 31, 2003. All transactions and balances among the consolidated companies have been eliminated. Certain reclassifications have been made to the prior year to conform to the current year’s presentation.

Basis of Presentation

The accompanying unaudited consolidated financial statements of General Cable Corporation and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of results that may be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable’s 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004.

Revenue Recognition

Revenue is recognized when goods are shipped to the customer, title and risk of loss is transferred, pricing is fixed or determinable and collectibility is reasonably assured.

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

Inventories

General Cable values all of its North American inventories and its non-North American metal inventories using the last-in first-out (LIFO) method and all remaining inventories using the first-in first-out (FIFO) method. Inventories are stated at the lower of cost or market value. The Company determines whether a lower of cost or market provision is required on a quarterly basis by computing whether inventory on hand, on a LIFO basis, can be sold at a profit based upon current selling prices less variable selling costs. No provision was required in the first six months of 2004 or 2003. In the event that a provision is required in some future period, the Company will determine the amount of the provision by writing down the value of the inventory to the level where its sales, using current selling prices less variable selling costs, will result in a profit.

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

Foreign currency and commodity contracts are used to hedge future sales and purchase commitments. Interest rate swaps are used to manage interest expense exposure by fixing the interest rate on a portion of floating rate debt. Unrealized gains and losses on these derivative financial instruments are recorded in other comprehensive income until the underlying transaction occurs and is recorded in the income statement at which point such amounts included in other comprehensive income are recognized in income which generally will occur over periods less than one year.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income applicable to common shareholders, as reported	$3.7	$3.0	$0.3	$3.1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.6)	(0.5)	(1.1)	(0.8)

Pro forma net income (loss) applicable to common shareholders	$3.1	$2.5	$(0.8)	$2.3

Earnings (loss) per share:
Basic – as reported	$0.09	$0.09	$0.01	$0.09
Basic – pro forma	$0.08	$0.08	$(0.02)	$0.07
Diluted – as reported	$0.09	$0.09	$0.01	$0.09
Diluted – pro forma	$0.08	$0.08	$(0.02)	$0.07

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

In December 2003, SFAS No. 132(R), “Employers’ Disclosure about Pensions and Other Postretirement Benefits” was issued. This statement revised employers’ disclosure requirements about pension plans and other postretirement benefit plans. The annual disclosure requirements apply to fiscal years ending after December 15, 2003, except for the disclosure of expected future benefit payments, which must be disclosed for fiscal years ending after June 15, 2004. Interim disclosure requirements are generally effective for interim periods beginning after December 15, 2003. Accordingly, the Company has adopted SFAS No. 132(R).

3. Acquisitions and Divestitures

During the second quarter of 2002, General Cable formed a joint venture company to manufacture and market fiber optic cables. General Cable contributed assets, primarily inventory and machinery and equipment, to a subsidiary company which was then contributed to the joint venture in exchange for a $10.2 million note receivable which resulted in a $5.6 million deferred gain on the transaction. The Company will recognize the gain as the note is repaid. The June 30, 2004 and December 31, 2003 balance sheets included a $10.2 million note receivable from the joint venture partner in other non-current assets. The December 31, 2003 balance sheet included a deferred gain from the initial joint venture formation of $5.6 million in other liabilities.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In January 2004, the Company reduced its ownership percentage in the joint venture from 49% to 40% and as a result the deferred gain was reduced to $4.8 million. The June 30, 2004 balance sheet included the $4.8 million deferred gain in other liabilities. Beginning in the first quarter of 2004 the Company consolidated the joint venture company as a result of the adoption of FIN No. 46, as revised. Accordingly, the Company recorded a 60% minority interest in the net losses of the joint venture company in SG&A expense and the June 30, 2004 balance sheet included a $4.2 million minority interest in the joint venture company in other liabilities. For the second quarter of 2004, the joint venture company had sales of $6.3 million and an operating loss and net loss of $0.1 million. For the first six months of 2004, the joint venture company had sales of $11.1 million and an operating loss and net loss of $0.4 million. At June 30, 2004, the joint venture company had total assets of $12.7 million, total liabilities of $6.0 million and total equity of $6.7 million. Prior to the first quarter of 2004, the joint venture company was accounted for under the equity method of accounting. At December 31, 2003, other non-current assets included an investment in the joint venture of $3.5 million.

4. Other Expense

Other expense includes foreign currency transaction gains or losses which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated. During the three and six months ended June 30, 2004, the Company recorded a $0.4 million loss and a $0.9 million loss, respectively, resulting from an unfavorable foreign currency transaction loss.

5. Inventories

Inventories consisted of the following (in millions):

	June 30,	December 31,
	2004	2003
Raw materials	$25.2	$25.5
Work in process	41.9	34.9
Finished goods	194.8	196.3

Total	$261.9	$256.7

At June 30, 2004 and December 31, 2003, $216.7 million and $202.4 million, respectively, of inventories were valued using the LIFO method. Approximate replacement costs of inventories valued using the LIFO method totaled $237.5 million at June 30, 2004 and $218.2 million at December 31, 2003.

If in some future period the Company was not able to recover the LIFO value of its inventory at a profit when replacement costs were lower than the LIFO value of the inventory, the Company would be required to take a charge to recognize in its income statement all or a portion of the higher LIFO value of the inventory.

6. Restructuring Charges

Changes in accrued restructuring costs were as follows (in millions):

	Severance	Facility
	and Related	Closing
	Costs	Costs	Total
Balance, December 31, 2003	$1.4	$2.9	$4.3
Provisions, net	1.4	2.9	4.3
Utilization	(1.3)	(3.4)	(4.7)

Balance, June 30, 2004	$1.5	$2.4	$3.9

The Company’s Taunton, Massachusetts facility ceased operations on January 30, 2004, and employed approximately 50

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

associates and was comprised of approximately 131,000 square feet of space. The Company has also announced the refocusing of operations at its Marion, Indiana facility, which was a change to the previously announced significant downsizing of the plant’s operations. The Company plans to realign production and expects to be able to maintain many of the jobs at this facility. The Company also announced its intent to close its South Hadley, Massachusetts facility in the third quarter of 2004. This facility employs approximately 40 associates and is comprised of approximately 150,000 square feet of space. Charges of $4.9 million ($4.5 million included in cost of sales and $0.4 million in SG&A) were recorded in the first six months of 2004 for the actions being taken. The Company’s Plano, Texas rod mill facility ceased operations at the end of June 2004 and employed approximately 30 associates and was comprised of approximately 60,000 square feet of space. During the second quarter of 2004 the Company sold most of the equipment from the rod mill facility. Proceeds from the sale of equipment were partially offset by costs related to closing the facility which resulted in a net gain in the second quarter of $0.6 million. All of the restructuring charges are reflected in the corporate segment.

7. Long-Term Debt

Long-term debt consisted of the following (in millions):

	June 30,	December 31,
	2004	2003
Senior notes due 2010	$285.0	$285.0
Revolving loans	76.5	43.0
Other	13.0	12.4

Total debt	374.5	340.4
Less current maturities	3.1	2.3

Long-term debt	$371.4	$338.1

Weighted average interest rates were as follows:
Senior notes due 2010	9.5%	9.5%
Revolving loans	3.9%	3.9%
Other	2.1%	2.1%

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

The senior unsecured notes (the “Notes”) were issued in the amount of $285.0 million, bear interest at a fixed rate of 9.5% and mature in 2010. The estimated fair value of the Notes was approximately $306.4 million at June 30, 2004 and $305.0 million at December 31, 2003.

The new senior secured revolving credit facility is a five year $240.0 million asset based revolving credit agreement (the “Credit Agreement”). The Credit Agreement is secured by substantially all U.S. and Canadian assets. Borrowing availability is based on eligible U.S. and Canadian accounts receivable and inventory and certain U.S. fixed assets. As of June 30, 2004, the Company had outstanding borrowings of $76.5 million and availability of $124.0 million under the terms of the Credit Agreement. Availability of borrowings under the fixed asset component of the new facility is reduced quarterly over a seven-year period by $5.7 million per annum beginning in 2004. The new facility also includes a sub-facility for letters of credit of up to $50.0 million. At June 30, 2004, the Company had outstanding letters of credit of $38.1 million.

Borrowings under the Credit Agreement bear interest at LIBOR plus 2.75% and/or prime plus 1.50%, at the Company’s option through June 30, 2004. Effective July 1, 2004, borrowings under the Credit Agreement bear interest at a rate of LIBOR plus 2.50% to 3.00% and/or prime plus 1.25% to 1.75% depending upon the Company’s fixed charge coverage ratio,

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

as defined by the Credit Agreement. The interest rate on outstanding borrowings was 4.3% at June 30, 2004. Under the Credit Agreement, the Company pays a commitment fee of 0.50% per annum on the unused portion of the commitment. In connection with the refinancing, the Company incurred fees and expenses aggregating $7.1 million, which are being amortized over the term of the Credit Agreement.

The Credit Agreement contains covenants that limit capital spending, the payment of dividends to holders of common stock and require a minimum fixed charge coverage ratio, as defined. At June 30, 2004, the Company was in compliance with all covenants under the Credit Agreement.

The Company’s former credit facility was entered into in 1999 with one lead bank as administrative agent, and a syndicate of lenders. The former facility, as amended, consisted of term loans in dollars and foreign currencies and revolving loans in dollars. The weighted average interest rate on borrowings under the former credit facility for the period January 1, 2003 through June 30, 2003 was 6.1%.

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

During 2001, the Company entered into several interest rate swaps which effectively fixed interest rates for borrowings under the former credit facility and other debt. At June 30, 2004, the remaining outstanding interest rate swap had a notional value of $9.0 million, an interest rate of 4.49% and matures in October 2011. The Company does not provide or receive any collateral specifically for this contract. The fair value of interest rate derivatives are based on quoted market prices and third party provided calculations, which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments. At June 30, 2004 and December 31, 2003, the net unrealized loss on the interest rate derivative and the related carrying value was $0.5 million and $0.7 million, respectively.

The Company enters into forward exchange contracts principally to hedge the currency fluctuations in certain transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. Principal transactions hedged during the year were firm sales and purchase commitments. The fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At June 30, 2004 and December 31, 2003, the net unrealized loss on the net foreign currency contracts was $0.6 million and $0.8 million, respectively.

Outside of North America, General Cable enters into commodity futures contracts for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. At June 30, 2004 and December 31, 2003, General Cable had an unrealized gain of $0.7 million and $0.1 million, respectively, on the commodity futures.

Foreign currency and commodity contracts are used to hedge future sales and purchase commitments. Interest rate swaps are used to manage interest expense exposure by fixing the interest rate on a portion of floating rate debt. Unrealized gains and losses on these derivative financial instruments are recorded in other comprehensive income until the underlying transaction occurs and is recorded in the income statement at which point such amounts included in other comprehensive income are recognized in income which generally will occur over periods less than one year.

In North America, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. General Cable had an unrealized gain of $2.4 million at both June 30, 2004 and December 31, 2003 related to these transactions. General Cable expects to offset the unrealized gains under these agreements as a result of firm sale price commitments with customers.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

9. Pension Plans and Other Post-retirement Benefits

General Cable provides retirement benefits through contributory and noncontributory pension plans for the majority of its regular full-time employees. Pension expense under the defined contribution plans sponsored by General Cable in the United States equaled four percent of each eligible employee’s covered compensation. In addition, General Cable sponsors employee savings plans under which General Cable may match a specified portion of the contribution made by eligible employees.

Benefits provided under the defined benefit plans sponsored by General Cable are generally based on years of service multiplied by a specific fixed dollar amount. Contributions to these pension plans are based on generally accepted actuarial methods, which may differ from the methods used to determine pension expense. The amounts funded for any plan year are neither less than the minimum required under federal law nor more than the maximum amount deductible for federal income tax purposes.

General Cable also has post-retirement benefit plans that provide medical and life insurance for certain retirees and eligible dependents. General Cable funds the plans as claims or insurance premiums are incurred.

The components of net periodic benefit cost for pension and other post-retirement benefits were as follows (in millions):

	Three Months ended June 30,				Six Months ended June 30,
	2004		2003		2004		2003
	Pension	Other	Pension	Other	Pension	Other	Pension	Other
Service cost	$0.6	$0.1	$0.4	$0.1	$1.1	$0.1	$0.9	$0.1
Interest cost	2.2	0.1	2.3	0.1	4.4	0.3	4.6	0.3
Expected return on plan assets	(2.2)	—	(1.8)	—	(4.5)	—	(3.7)	—
Amortization of prior service cost	—	—	—	(0.1)	—	—	—	(0.3)
Net amortization and deferral	0.9	—	1.2	—	1.8	—	2.4	—

Total defined benefit plans expense	1.5	0.2	2.1	0.1	2.8	0.4	4.2	0.1
Total defined contribution plans expense	1.5	—	1.4	—	3.0	—	2.5	—

Total	$3.0	$0.2	$3.5	$0.1	$5.8	$0.4	$6.7	$0.1

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

The Company’s preferred stock has a liquidation preference of $50.00 per share. Dividends accrue on the convertible preferred stock at the rate of 5.75% per annum and are payable quarterly in arrears. Dividends are payable in cash, shares of General Cable common stock or a combination thereof. Holders of the convertible preferred stock are entitled to convert any or all of their shares of convertible preferred stock into shares of General Cable common stock, at an initial conversion price of $10.004 per share. The conversion price is subject to adjustments under certain circumstances. General Cable is obligated to redeem all outstanding shares of convertible preferred stock on November 24, 2013 at par. The Company may, at its option, elect to pay the redemption price in cash or in shares of General Cable common stock with an equivalent fair value, or any combination thereof. The Company has the option to redeem some or all of the outstanding shares of convertible preferred stock in cash beginning on the fifth anniversary of the issue date. The redemption premium will initially equal one-half the dividend rate on the convertible preferred stock and decline ratably to par on the date of mandatory redemption. In the event of a change in control, the Company has the right to either redeem the preferred stock for cash or to convert the preferred stock to common stock. The Company has two equity compensation plans, the 1997 Stock Incentive Plan and the 2000 Stock Option Plan. The 1997

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Stock Incentive Plan authorizes a maximum of 4,725,000 shares, options or units of Common Stock to be granted. Stock options are granted to employees selected by the Compensation Committee of the Board or the Chief Executive Officer at prices which are not less than the closing market price on the date of grant. The Compensation Committee (or Chief Executive Officer) has authority to set all the terms of each grant. The majority of the options granted under the plan expire in 10 years and become fully exercisable ratably over three years of continued employment or become fully exercisable after three years of continued employment. Restrictions on the majority of shares awarded to employees under the plan expire ratably over a three-year period or expire after six years from the date of grant. Restricted stock units were awarded to employees in November 1998 as part of a Stock Loan Incentive Plan.

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

In November 1998, General Cable entered into a Stock Loan Incentive Plan (SLIP) with executive officers and key employees. Under the SLIP, the Company loaned $6.0 million to facilitate open market purchases of General Cable common stock. A matching restricted stock unit (MRSU) was issued for each share of stock purchased under the SLIP. The fair value of the MRSUs at the grant date of $6.0 million, adjusted for subsequent forfeitures, was amortized to expense over the initial five-year vesting period. In June 2003, all executive officers repaid their loans plus interest that were originally made under the SLIP in the amount of $1.8 million. The Company accepted, as partial payment for the loans, common stock owned by the executive officers and restricted stock units previously awarded to them under the SLIP. In July 2003, the Company approved an extension of the loan maturity for the remaining participants in the SLIP for an additional three years to November 2006, subject in the extension period to a rate of interest of 5.0%. As part of the loan extension the vesting schedule on the MRSUs was also extended so that the MRSUs vest in November 2006. If the vesting requirements are met, one share of General Cable common stock will be issued in exchange for each MRSU. There are 140,530 MRSUs outstanding as of June 30, 2004.

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

Amortization of all outstanding restricted stock awards and MRSUs in the first six month of 2004 and 2003 was $0.3 million and $0.5 million, respectively.

The components of accumulated other comprehensive income (loss) consisted of the following (in millions):

	June 30,	December 31,
	2004	2003
Foreign currency translation adjustment	$9.2	$17.6
Pension adjustments, net of tax	(23.3)	(23.3)
Change in fair value of derivatives, net of tax	—	(0.7)
Unrealized investment gains	1.0	0.9

Total	$(13.1)	$(5.5)

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Other shareholder’s equity consisted of the following (in millions):

	June 30,	December 31,
	2004	2003
Loans to shareholders	$(2.8)	$(2.8)
Restricted stock	(3.0)	(0.4)

Total	$(5.8)	$(3.2)

11. Earnings Per Common Share

A reconciliation of the numerator and denominator of basic earnings per common share to diluted earnings per common share is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Net income	$5.2	$3.0	$3.3	$3.1
Less: preferred stock dividends	(1.5)	—	(3.0)	—

Net income applicable to common shareholders	$3.7	$3.0	$0.3	$3.1

Denominator:
Denominator for basic EPS-weighted average shares outstanding	39.3	33.1	39.2	33.1
Dilutive effect of stock options and restricted stock units	0.6	0.2	0.7	0.1

Denominator for diluted EPS-adjusted weighted average shares outstanding	39.9	33.3	39.9	33.2

Earnings per common share - basic	$0.09	$0.09	$0.01	$0.09

Earnings per common share - diluted	$0.09	$0.09	$0.01	$0.09

The diluted earnings per common share computation excludes the impact of 2.1 million and 2.7 million stock options and restricted stock units in the second quarter and first six months of 2004 and 2003, respectively, because their impact was anti-dilutive. This computation also excludes the impact of the assumed conversion of the Company’s preferred stock (which was issued in the fourth quarter of 2003) because its impact was anti-dilutive in the second quarter and first six months of 2004.

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

Segment net sales represent sales to external customers. Segment operating income (loss) represents income (loss) before interest income, interest expense, other income (expense), other financial costs and income taxes. The operating loss included in corporate for the three months ended June 30, 2004 consisted of a $2.2 million charge related to the rationalization of certain of the Company’s industrial cable manufacturing facilities and a $0.6 million net gain related to the

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

closure of the Company’s rod mill facility. The operating loss included in corporate for the six months ended June 30, 2004 consisted of a $4.9 million charge related to the rationalization of certain of the Company’s industrial cable manufacturing facilities and a $0.6 million net gain related to the closure of Company’s rod mill facility. For the three and six month period ended June 30, 2003, the corporate operating loss of $1.1 million consisted of a charge for severance related to the Company’s ongoing cost cutting efforts in Europe. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company has recorded the operating items discussed above in the corporate segment rather than reflect such items in the energy, industrial & specialty or communications segments operating income. These items are reported in the corporate segment because they are not considered in the operating performance evaluation of the energy, industrial & specialty or communications segment by the Company’s chief operating decision-maker, its Chief Executive Officer.

Corporate assets included cash, deferred income taxes, certain property and prepaid expenses and other current and non-current assets.

Summarized financial information for the Company’s operating segments for the three and six months ended June 30, is as follows (in millions).

	Three Months Ended June 30,
		Industrial &
	Energy	Specialty	Communications	Corporate	Total
Net Sales:
2004	$184.6	$191.4	$141.5	$—	$517.5
2003	142.5	137.2	118.3	—	398.0
Operating Income (Loss):
2004	9.9	6.7	2.1	(1.6)	17.1
2003	9.2	4.9	2.9	(1.1)	15.9

	Six Months Ended June 30,
		Industrial &
	Energy	Specialty	Communications	Corporate	Total
Net Sales:
2004	$351.1	$387.1	$257.9	$—	$996.1
2003	275.3	266.6	208.7	—	750.6
Operating Income (Loss):
2004	17.4	9.5	1.2	(4.3)	23.8
2003	17.8	7.1	3.5	(1.1)	27.3
Identifiable Assets:
June 30, 2004	302.8	360.3	329.2	173.0	1,165.3
December 31, 2003	269.5	325.1	302.9	152.0	1,049.5

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

13. Supplemental Guarantor Information

General Cable Corporation and its material North American wholly-owned subsidiaries fully and unconditionally guarantee the $285.0 million of Senior Notes due 2010 of General Cable Corporation (the Issuer) on a joint and several basis. The following consolidating financial information presents information about the Issuer, guarantor subsidiaries and non-guarantor subsidiaries in millions. All of the Company’s subsidiaries are “restricted subsidiaries” for purposes of the Senior Notes. Intercompany transactions are eliminated.

	Supplemental Consolidating Statement of Operations
	Three Months Ended June 30, 2004
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$347.7	$169.8	$—	$517.5
Intercompany	103.0	—	4.7	(107.7)	—

	103.0	347.7	174.5	(107.7)	517.5
Cost of sales	88.7	318.0	148.8	(93.2)	462.3

Gross profit	14.3	29.7	25.7	(14.5)	55.2
Selling, general and administrative expenses	12.6	26.8	13.2	(14.5)	38.1

Operating income	1.7	2.9	12.5	—	17.1
Other expense	(0.4)	—	—	—	(0.4)
Interest income (expense):
Interest expense	(7.5)	(21.6)	(0.8)	20.9	(9.0)
Interest income	9.5	9.8	1.6	(20.9)	—

	2.0	(11.8)	0.8	—	(9.0)
Earnings (loss) before income taxes	3.3	(8.9)	13.3	—	7.7
Income tax (provision) benefit	0.2	1.4	(4.1)	—	(2.5)

Net income (loss)	3.5	(7.5)	9.2	—	5.2
Less: preferred stock dividends	(1.5)	—	—	—	(1.5)

Net income (loss) applicable to common shareholders	$2.0	$(7.5)	$9.2	$—	$3.7

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Supplemental Consolidating Statement of Operations
	Six Months Ended June 30, 2004
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$658.4	$337.7	$—	$996.1
Intercompany	199.0	—	9.4	(208.4)	—

	199.0	658.4	347.1	(208.4)	996.1
Cost of sales	172.1	608.4	296.0	(181.0)	895.5

Gross profit	26.9	50.0	51.1	(27.4)	100.6
Selling, general and administrative expenses	22.7	54.2	27.3	(27.4)	76.8

Operating income (loss)	4.2	(4.2)	23.8	—	23.8
Other expense	(0.9)	—	—	—	(0.9)
Interest income (expense):
Interest expense	(15.3)	(42.8)	(3.2)	42.8	(18.5)
Interest income	19.3	19.4	4.3	(42.8)	0.2

	4.0	(23.4)	1.1	—	(18.3)
Earnings (loss) before income taxes	7.3	(27.6)	24.9	—	4.6
Income tax (provision) benefit	(2.3)	8.6	(7.6)	—	(1.3)

Net income (loss)	5.0	(19.0)	17.3	—	3.3
Less: preferred stock dividends	(3.0)	—	—	—	(3.0)

Net income (loss) applicable to common shareholders	$2.0	$(19.0)	$17.3	$—	$0.3

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Supplemental Consolidating Statement of Operations
	Three Months Ending June 30, 2003
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$280.0	$118.0	$—	$398.0
Intercompany	7.1	—	—	(7.1)	—

	7.1	280.0	118.0	(7.1)	398.0
Cost of sales	—	254.3	97.1	—	351.4

Gross profit	7.1	25.7	20.9	(7.1)	46.6
Selling, general and administrative expenses	6.4	20.9	10.5	(7.1)	30.7

Operating income	0.7	4.8	10.4	—	15.9
Interest income (expense):
Interest expense	(11.3)	(22.6)	(1.9)	24.5	(11.3)
Interest income	20.6	4.0	—	(24.5)	0.1

	9.3	(18.6)	(1.9)	—	(11.2)
Earnings (loss) before income taxes	10.0	(13.8)	8.5	—	4.7
Income tax (provision) benefit	(3.5)	4.9	(3.1)	—	(1.7)

Net income (loss)	$6.5	$(8.9)	$5.4	$—	$3.0

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Supplemental Consolidating Statement of Operations
	Six Months Ending June 30, 2003
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$520.9	$229.7	$—	$750.6
Intercompany	13.0	—	—	(13.0)	—

	13.0	520.9	229.7	(13.0)	750.6
Cost of sales	—	472.3	189.3	—	661.6

Gross profit	13.0	48.6	40.4	(13.0)	89.0
Selling, general and administrative expenses	11.7	43.0	20.0	(13.0)	61.7

Operating income	1.3	5.6	20.4	—	27.3
Interest income (expense):
Interest expense	(22.0)	(30.5)	(3.0)	32.8	(22.7)
Interest income	25.5	7.5	—	(32.8)	0.2

	3.5	(23.0)	(3.0)	—	(22.5)
Earnings (loss) before income taxes	4.8	(17.4)	17.4	—	4.8
Income tax (provision) benefit	(1.7)	6.2	(6.2)	—	(1.7)

Net income (loss)	$3.1	$(11.2)	$11.2	$—	$3.1

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Supplemental Consolidating Balance Sheet
	June 30, 2004
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$—	$5.7	$21.9	$—	$27.6
Receivables, net of allowances	—	205.7	164.2	—	369.9
Inventories	—	176.3	85.6	—	261.9
Deferred income taxes	1.5	12.0	—	—	13.5
Prepaid expenses and other	1.2	20.4	1.4	—	23.0

Total current assets	2.7	420.1	273.1	—	695.9
Property, plant and equipment, net	0.4	208.5	122.0	—	330.9
Deferred income taxes	—	88.5	2.8	—	91.3
Intercompany accounts	634.2	131.2	139.9	(905.3)	—
Investment in subsidiaries	33.7	352.4	—	(386.1)	—
Other non-current assets	6.9	37.8	2.5	—	47.2

Total assets	$677.9	$1,238.5	$540.3	$(1,291.4)	$1,165.3

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$129.0	$187.7	$—	$316.7
Accrued liabilities	9.0	70.0	34.8	—	113.8
Current portion of long-term debt	—	—	3.1	—	3.1

Total current liabilities	9.0	199.0	225.6		433.6
Long-term debt	285.0	85.5	0.9	—	371.4
Deferred income taxes	—	9.3	6.5	—	15.8
Intercompany accounts	34.0	782.4	88.9	(905.3)	—
Other liabilities	32.9	75.6	3.1	—	111.6

Total liabilities	360.9	1,151.8	325.0	(905.3)	932.4

Total shareholders’ equity	317.0	86.7	215.3	(386.1)	232.9

Total liabilities and shareholders’ equity	$677.9	$1,238.5	$540.3	$(1,291.4)	$1,165.3

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Supplemental Consolidating Balance Sheet
	December 31, 2003
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$—	$3.7	$21.4	$—	$25.1
Receivables, net of allowances	—	149.2	119.7	—	268.9
Inventories	—	169.9	86.8	—	256.7
Deferred income taxes	1.5	12.0	—	—	13.5
Prepaid expenses and other	1.2	22.8	0.9	—	24.9

Total current assets	2.7	357.6	228.8	—	589.1
Property, plant and equipment, net	0.5	218.5	114.3	—	333.3
Deferred income taxes	—	72.5	4.0	—	76.5
Intercompany accounts	623.4	132.4	163.6	(919.4)	—
Investment in subsidiaries	33.7	345.3	—	(379.0)	—
Other non-current assets	7.0	42.8	0.8	—	50.6

Total assets	$667.3	$1,169.1	$511.5	$(1,298.4)	$1,049.5

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$104.5	$146.1	$—	$250.6
Accrued liabilities	8.1	73.0	18.5	—	99.6
Current portion of long-term debt	—	—	2.3	—	2.3

Total current liabilities	8.1	177.5	166.9	—	352.5
Long-term debt	285.0	52.1	1.0	—	338.1
Deferred income taxes	—	2.7	6.9	—	9.6
Intercompany accounts	31.2	761.5	126.7	(919.4)	—
Other liabilities	32.9	67.8	8.5	—	109.2

Total liabilities	357.2	1,061.6	310.0	(919.4)	809.4

Total shareholders’ equity	310.1	107.5	201.5	(379.0)	240.1

Total liabilities and shareholders’ equity	$667.3	$1,169.1	$511.5	$(1,298.4)	$1,049.5

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Supplemental Consolidating Statement of Cash Flows
	Six Months Ended June 30, 2004
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows of operating activities:
Net income (loss)	$5.0	$(19.0)	$17.3	$—	$3.3
Adjustment to reconcile net income (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization	0.1	17.6	2.1	—	19.8
Foreign currency exchange loss	0.9	—	—	—	0.9
Deferred income taxes	—	(9.4)	0.8	—	(8.6)
Gain on disposal of property	—	(0.6)	—	—	(0.6)
Changes in operating assets and liabilities:
Increase in receivables	—	(56.5)	(49.1)	—	(105.6)
(Increase) decrease in inventories	—	(6.4)	2.3	—	(4.1)
(Increase) decrease in other assets	0.1	7.0	(3.4)	—	3.7
Increase in accounts payable, accrued and other liabilities	0.9	25.1	54.3	—	80.3

Net cash flows of operating activities	7.0	(42.2)	24.3	—	(10.9)

Cash flows of investing activities:
Capital expenditures	—	(6.5)	(10.3)	—	(16.8)
Proceeds from properties sold	—	1.2	—	—	1.2
Other, net	(0.2)	(1.1)	—	—	(1.3)

Net cash flows of investing activities	(0.2)	(6.4)	(10.3)	—	(16.9)

Cash flows of financing activities:
Preferred stock dividends paid	(3.0)	—	—	—	(3.0)
Intercompany accounts	(3.8)	17.2	(13.4)	—	—
Net change in revolving credit borrowings	—	33.5	—	—	33.5
Repayment of long-term debt	—	(0.1)	(0.1)	—	(0.2)

Net cash flows of financing activities	(6.8)	50.6	(13.5)	—	30.3

Increase in cash	—	2.0	0.5	—	2.5
Cash – beginning of period	—	3.7	21.4	—	25.1

Cash – end of period	$—	$5.7	$21.9	$—	$27.6

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Supplemental Consolidating Statement of Cash Flows
	Six Months Ended June 30, 2003
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows of operating activities:
Net income (loss)	$3.1	$(11.2)	$11.2	$—	$3.1
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	0.5	14.3	1.5	—	16.3
Deferred income taxes	1.7	(5.1)	0.5	—	(2.9)
Loss on sale of property or business	—	0.4	—	—	0.4
Changes in operating assets and liabilities:
(Increase) decrease in receivables	—	4.2	(21.4)	—	(17.2)
(Increase) in inventories	—	(3.0)	7.4	—	4.4
Decrease in other assets	5.5	10.3	0.2	—	16.0
Increase (decrease) in accounts payable, accrued and other liabilities	5.3	13.1	(2.3)	—	16.1

Net cash flows of operating activities	16.1	23.0	(2.9)	—	36.2

Cash flows of investing activities:
Capital expenditures	—	(3.9)	(4.0)	—	(7.9)
Proceeds from properties sold	—	0.3	—	—	0.3
Other, net	—	(2.0)	—	—	(2.0)

Net cash flows of investing activities	—	(5.6)	(4.0)	—	(9.6)

Cash flows of financing activities:
Intercompany accounts	(8.5)	(6.0)	14.5	—	—
Net changes in revolving credit borrowings	(7.6)	(7.1)	—	—	(14.7)
Repayment of loans from shareholders	—	1.0	—	—	1.0
Net change in other debt	—	—	(13.8)	—	(13.8)
Repayment of long-term debt	—	(6.5)	(0.9)	—	(7.4)

Net cash flows of financing activities	(16.1)	(18.6)	(0.2)	—	(34.9)

Decrease in cash	—	(1.2)	(7.1)	—	(8.3)
Cash – beginning of period	—	8.1	21.0	—	29.1

Cash – end of period	$—	$6.9	$13.9	$—	$20.8

GENERAL CABLE CORPORATION AND SUBSIDIARIES

ITEM 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand General Cable Corporation. MD&A is provided as a supplement to the Company’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements (“Notes”) and should be read in conjunction with these Consolidated Financial Statements and Notes. This overview provides the Company’s perspective on the sections included in MD&A. MD&A includes the following:

•	General – a general description of the Company’s business, financial information by geographic regions, raw material price volatility and seasonal trends.

•	Current Business Environment – the Company’s perspective on the challenges it faces and its relative competitive advantage.

•	Acquisitions and Divestitures – a brief history of acquisitions and divestitures as they relate to the financial statements presented.

•	Critical Accounting Estimates – a discussion of the accounting policies that require critical judgments and estimates.

•	The Refinancing – a description of the comprehensive refinancing in the fourth quarter of 2003.

•	Results of Operations – an analysis of the Company’s results of operations for the financial statement periods presented.

•	Liquidity and Capital Resources – an analysis of cash flows, sources and uses of cash.

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

Certain statements in this report including without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures and the Company’s management’s beliefs, expectations or opinions, are forward-looking statements. Actual results may differ materially from those statements as a result of factors, risks and uncertainties over which the Company has no control. Such factors include economic and political consequences resulting from the September 2001 terrorist attack and the war with Iraq, domestic and local country price competition, particularly in certain segments of the power cable market and other competitive pressures; general economic conditions, particularly in construction; changes in customer or distributor purchasing patterns in our business segments; the Company’s ability to increase manufacturing capacity and productivity; the financial impact of any future plant closures; the Company’s ability to successfully complete and integrate acquisitions and divestitures; the Company’s ability to negotiate extensions of labor agreements on acceptable terms; the Company’s ability to service debt requirements and maintain adequate domestic and international credit facilities and credit lines; the Company’s ability to pay dividends on its preferred stock; the impact of unexpected future judgments or settlements of claims and litigation; the Company’s ability to achieve target returns on investments in its defined benefit plans; the Company’s ability to avoid limitations on utilization of net operating losses for income tax purposes; the cost of raw materials, including copper; the Company’s ability to increase its selling prices during periods of increasing raw material costs; the impact of foreign currency fluctuations; the impact of technological changes; and other factors.

General Cable operates its businesses in three main geographic regions: 1) North America, 2) Europe and 3) Oceania. The following table sets forth net sales and operating income by geographic region for the periods presented, in millions of dollars:

	Three Months ended June 30,				Six Months ended June 30,
	2004		2003		2004		2003
	Amount	%	Amount	%	Amount	%	Amount	%
Net sales:
North America	$349.3	67%	$280.0	71%	$660.1	66%	$520.9	70%
Europe	142.6	28%	96.6	24%	283.2	28%	188.8	25%
Oceania	25.6	5%	21.4	5%	52.8	6%	40.9	5%

Total net sales	$517.5	100%	$398.0	100%	$996.1	100%	$750.6	100%

Operating income (loss):
North America	$6.2	33%	$5.6	33%	$3.9	14%	$7.0	25%
Europe	11.2	60%	8.6	51%	19.9	70%	16.8	59%
Oceania	1.3	7%	2.8	16%	4.3	16%	4.6	16%

Subtotal	$18.7	100%	$17.0	100%	$28.1	100%	$28.4	100%

Corporate and other operating items	(1.6)		(1.1)		(4.3)		(1.1)

Total operating income	$17.1		$15.9		$23.8		$27.3

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

General Cable’s reported net sales are directly influenced by the price of copper, and to a lesser extent, aluminum. The price of copper and aluminum has historically been subject to considerable volatility with the daily selling price of copper cathode on the COMEX averaging $1.23 per pound in the second quarter of 2004 and $0.75 per pound in the second quarter of 2003 and the daily price of aluminum rod averaging $0.82 per pound in the second quarter of 2004 and $0.67 per pound in the second quarter of 2003. In the first six months of 2004 and 2003, copper cathode on the Comex averaged $1.24 per pound and $0.75 per pound, respectively. The daily price of aluminum averaged $0.81 per pound in the first six months of 2004 and $0.67 per pound in the first six months of 2003. General Cable generally passes changes in copper and aluminum prices along to its customers, although there are timing delays of varying lengths depending upon the volatility of metals prices, the type of product, competitive conditions and particular customer arrangements. A significant portion of the Company’s energy and communications business and, to a lesser extent, the Company’s industrial business has metal escalators written into customer contracts under a variety of price setting and recovery formulas. The remainder of the Company’s business requires that the cost of higher metal prices be recovered through negotiated price increases with customers. In these instances, the ability to increase the Company’s selling prices may lag the movement in metal prices by a period of time as the customer price increases are implemented. As a result of this and a number of other practices intended to match copper and aluminum purchases with sales, profitability over time has historically not been significantly affected by changes in copper and aluminum prices. General Cable does not engage in speculative metals trading or other speculative activities. Also, the Company does not engage in activities to hedge the underlying value of its copper and aluminum inventory.

A pound of copper as quoted by COMEX was approximately $1.21 in late June 2004 which represents an approximate 49% increase over the price quoted at the end of the third quarter of 2003. Aluminum has increased by 25% over the same period of time. The Company is also now experiencing significant inflation in many of the rest of the raw materials used in cable manufacturing, such as insulation compounds and steel. The Company has increased selling prices in most of its markets in order to offset the negative effect of increased raw material prices. However, the Company’s ability to ultimately realize these price increases will be influenced by competitive conditions in its markets, which includes significant underutilized manufacturing capacity. In addition, a continuing rise in raw material prices, when combined with the normal lag time between an announced customer price increase and its effective date in the market, may result in the Company not fully recovering increased raw material costs. If the Company were not able to adequately increase selling prices in a period of rising raw material costs, the Company would experience a decrease in reported earnings.

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

Current Business Environment

In North America, General Cable has been operating in a difficult business environment for some time in the wire and cable industry, which is competitive, mature and cost driven. In many business segments, there is little differentiation among industry participants from a manufacturing or technology standpoint. Recently, the Company’s end markets are beginning to show signs of recovery. There has been significant merger and acquisition activity which, we believe, may lead to a reduction in the deployment of inefficient, high cost capacity in the industry. In addition, in the industrial & specialty segment industrial construction spending in North America, which influences industrial cable demand, is significantly below the peak levels experienced over the last ten years. However, for the third consecutive quarter, the Company has seen strengthening demand which may indicate a turnaround in industrial construction spending in North America. This segment has also experienced increased demand for cables utilized in industrial repairs and maintenance and the automotive aftermarket. Over the last two years, the communications segment also has experienced a significant decline from historical spending levels for outside plant telecommunications products and a weak market for switching/local area networking cables. Demand for communications wire and cable products has steadily improved in recent months and the Company believes it will continue to increase over time because current levels of spending by communication wire and cable customers are insufficient to maintain their network infrastructures. In addition, the 2003 power outages in the U.S., Canada and Europe emphasized a need to upgrade the power transmission infrastructure used by electric utilities, which may, over time, cause an increase in demand for General Cable’s energy products.

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

As part of General Cable’s ongoing efforts to reduce total operating costs, the Company continuously evaluates its ability to more efficiently utilize existing manufacturing capacity. Such evaluation includes the costs associated with and benefits to be derived from the combination of existing manufacturing assets into fewer plant locations and the possible outsourcing of certain manufacturing processes. The Company previously announced the rationalization and refocusing of operations of certain of its industrial cable manufacturing plants which resulted in a $7.6 million charge in the fourth quarter of 2003 (of which approximately $1.3 million were cash payments) and a $4.9 million charge in the first six months of 2004 (of which approximately $2.4 million were cash payments). Additional charges (currently estimated to be $7.7 million, of which approximately $6.4 million will be cash payments) are expected to be incurred during 2004 as the planned actions are completed. During the second quarter of 2004, the Company closed its rod mill operation and sold certain equipment from that operation which resulted in a net gain of $0.6 million. Costs related to the disposition of this facility, which are to be incurred in the second half of 2004, are expected to approximate the second quarter gain.

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

During the second quarter of 2002, General Cable formed a joint venture company to manufacture and market fiber optic cables. General Cable contributed assets, primarily inventory and machinery and equipment, to a subsidiary company which was then contributed to the joint venture in exchange for a $10.2 million note receivable which resulted in a $5.6 million deferred gain on the transaction. The Company will recognize the gain as the note is repaid. The June 30, 2004 and December 31, 2003 balance sheets included a $10.2 million note receivable from the joint venture partner in other non-current assets. The December 31, 2003 balance sheet included a deferred gain from the initial joint venture formation of $5.6 million in other liabilities. In January 2004, the Company reduced its ownership percentage in the joint venture from 49% to 40% and as a result the deferred gain was reduced to $4.8 million. The June 30, 2004 balance sheet included the $4.8 million deferred gain in other liabilities. Beginning in the first quarter of 2004 the Company has consolidated the joint venture company as a result of the adoption of FIN No. 46, as revised. For the first six months of 2004, the joint venture had sales of $11.1 million and an operating loss and net loss of $0.4 million. At June 30, 2004, the joint venture had total assets of $12.7 million, total liabilities of $6.0 million and total equity of $6.7 million. Prior to the first quarter of 2004, the joint venture company was accounted for under the equity method of accounting. At December 31, 2003, other non-current assets included an investment in joint venture of $3.5 million.

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

Inventory Valuation

General Cable utilizes the LIFO method of inventory accounting for its metals inventory. The Company’s use of the LIFO method results in its income statement reflecting the current costs of metals, while metals inventories in the balance sheet are valued at historical costs as the LIFO layers were created. As a result of volatile copper prices, the replacement cost of the Company’s copper inventory exceeded the historic LIFO cost by approximately $18 million at June 30, 2004 and by approximately $13 million at December 31, 2003. If the Company was not able to recover the LIFO value of its inventory at a profit in some future period when replacement costs were lower than the LIFO value of the inventory, the Company would be required to take a charge to recognize in its income statement all or a portion of the higher LIFO value of the inventory. Additionally, if LIFO inventory quantities are reduced in a period when replacement costs are lower than the LIFO value of the inventory, the Company would experience a decline in reported earnings. Conversely, if LIFO inventory quantities are reduced in a period when replacement costs exceed the LIFO value of the inventory, the Company would experience an increase in reported earnings.

Pension Accounting

Pension expense for the defined benefit pension plans sponsored by General Cable is determined based upon a number of actuarial assumptions, including an expected long-term rate of return on assets of 8.5%. This assumption was based on input from actuaries, including their review of historical 10 year, 20 year, and 25 year rates of inflation and real rates of return on various broad equity and bond indices in conjunction with the diversification of the asset portfolio. The expected long-term rate of return on assets is based on an asset allocation assumption of 65% allocated to equity investments, with an expected real rate of return of 7%, and 35% to fixed-income investments, with an expected real rate of return of 3%, and an assumed long-term rate of inflation of 3.5%. Because of market fluctuations, the actual asset allocations as of June 30, 2004 and December 31, 2003 were 66% and 74%, respectively, of equity investments and 34% and 26%, respectively, of fixed-income investments. Management believes that long-term asset allocation on average will approximate the Company’s assumptions and that an 8.5% long-term rate of return is a reasonable assumption.

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

Deferred Income Tax Valuation Allowance

General Cable records a valuation allowance to reduce deferred tax assets to the amount that it believes is more likely than not to be realized. The valuation of the deferred tax asset is dependent on, among other things, the ability of the Company to generate a sufficient level of future taxable income. In estimating future taxable income, the Company has considered both positive and negative evidence, such as historical results of operations, including the losses realized in recent periods, and has considered the implementation of prudent and feasible tax planning strategies. Approximately $20 million of this deferred tax asset must be utilized prior to its expiration in the period 2006-2009. The remainder of the asset may be used for at least 15 years. This finite life has also been considered by the Company in the valuation of the asset. The Company has and will continue to review on a quarterly basis its assumptions and tax planning strategies and, if the amount of the estimated realizable net deferred tax asset is less than the amount currently on the balance sheet, the Company would reduce its deferred tax asset, recognizing a non-cash charge against reported earnings. At June 30, 2004, the Company had recorded a net deferred tax asset of $85.6 million ($10.1 million current and $75.5 million long term). At June 30, 2004, the Company concluded that, more likely than not, the net deferred tax asset will be realized.

Revenue Recognition

Revenue is recognized when goods are shipped to the customer, title and risk of loss is transferred, pricing is fixed or determinable and collectibility is reasonably assured. Most revenue transactions represent sales of inventory. A provision for payment discounts, product returns and customer rebates is recorded within the same period that the revenue is recognized. Given the nature of the Company’s business, revenue recognition practices do not contain estimates that materially affect results of operations.

New Accounting Standards

In January 2003, FIN No. 46, as revised, “Consolidation of Variable Interest Entities” was issued. FIN 46 is intended to achieve more consistent application of consolidation policies to variable interest entities. Application of FIN 46 is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. Accordingly, the Company has adopted FIN 46, which resulted in the consolidation of its fiber optic joint venture in the first quarter of 2004. The adoption of FIN 46 did not have a material effect on the Company’s financial position, results of operations or cash flows. See further discussion in Note 3 to Notes to Consolidated Financial Statements.

In December 2003, SFAS No. 132(R), “Employers’ Disclosure about Pensions and Other Postretirement Benefits” was issued. This statement revised employers’ disclosure requirements about pension plans and other postretirement benefit plans. The annual disclosure requirements apply to fiscal years ending after December 15, 2003, except for the disclosure of expected future benefit payments, which must be disclosed for fiscal years ending after June 15, 2004. Interim disclosure requirements are generally effective for interim periods beginning after December 15, 2003. Accordingly, the Company has adopted SFAS No. 132(R).

The Refinancing

On November 24, 2003, the Company completed a comprehensive refinancing of its existing bank debt which improved its capital structure and provided increased financial and operating flexibility by reducing leverage, increasing liquidity and extending debt maturities. The refinancing included the following: (i) a new senior secured revolving credit facility, (ii) the private placement of 7-year senior unsecured notes, (iii) the private placement of redeemable convertible preferred stock and (iv) a public offering of common stock. The Company applied the net proceeds from these refinancing transactions to repay all amounts outstanding under its former senior secured revolving credit facility, senior secured term loans and accounts receivable asset-backed securitization facility and to pay fees and expenses of approximately $23 million related to the refinancing.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
	Amount	%	Amount	%	Amount	%	Amount	%
Net sales	$517.5	100.0%	$398.0	100.0%	$996.1	100.0%	$750.6	100.0%
Cost of sales	462.3	89.3%	351.4	88.3%	895.5	89.9%	661.6	88.2%

Gross profit	55.2	10.7%	46.6	11.7%	100.6	10.1%	89.0	11.8%
Selling, general and administrative expenses	38.1	7.4%	30.7	7.7%	76.8	7.7%	61.7	8.2%

Operating income	17.1	3.3%	15.9	4.0%	23.8	2.4%	27.3	3.6%
Other expense	(0.4)	(0.1)%	—	—	(0.9)	(0.1)%	—	—
Interest expense, net	(9.0)	(1.7)%	(11.2)	(2.8)%	(18.3)	(1.8)%	(22.5)	(3.0)%

Earnings before income taxes	7.7	1.5%	4.7	1.2%	4.6	0.5%	4.8	0.6%
Income tax provision	(2.5)	(0.5)%	(1.7)	(0.4)%	(1.3)	(0.2)%	(1.7)	(0.2)%

Net income	5.2	1.0%	3.0	0.8%	3.3	0.3%	3.1	0.4%
Less: preferred stock dividends	(1.5)	(0.3)%	—	—	(3.0)	(0.3)%	—	—

Net income applicable to common shareholders	$3.7	0.7%	$3.0	0.8%	$0.3	—%	$3.1	0.4%

Three Months Ended June 30, 2004 Compared with Three Months Ended June 30, 2003

The net income applicable to common shareholders was $3.7 million, or $0.09 on a per diluted share basis, in the second quarter of 2004 compared to net income applicable to common shareholders of $3.0 million, or $0.09 on a per diluted share basis, in the second quarter of 2003. The net income applicable to common shareholders for the second quarter of 2004 includes a $1.5 million dividend on preferred stock, pre-tax charges of $2.2 million related to the rationalization of certain of the Company’s industrial cable manufacturing facilities, a pre-tax gain of $0.6 million related to the closure of its rod mill operation (which includes the impact of selling the equipment used in the operation) and a pre-tax $0.4 million foreign currency transaction loss. The net income applicable to common shareholders for the second quarter of 2003 includes a pre-tax charge of $1.1 million for severance related to the Company’s ongoing cost cutting efforts in Europe.

Net Sales

The following tables set forth metal-adjusted net sales and metal pounds sold by segment, in millions. Net sales for the second quarter of 2003 have been adjusted to reflect the 2004 copper COMEX average price of $1.23 (a $0.48 increase compared to the prior period) and the aluminum rod average price of $0.82 per pound (a $0.15 increase compared to the prior period).

	Metal-Adjusted Net Sales
	Three Months Ended June 30,
	2004		2003
	Amount	%	Amount	%
Energy	$184.6	36%	$158.7	35%
Industrial & specialty	191.4	37%	160.6	35%
Communications	141.5	27%	134.2	30%

Total metal-adjusted net sales	517.5	100%	453.5	100%

Metal adjustment	—		(55.5)

Total net sales	$517.5		$398.0

	Metal Pounds Sold
	Three Months Ended June 30,
	2004		2003
	Pounds	%	Pounds	%
Energy	74.7	44%	64.4	44%
Industrial & specialty	58.0	34%	48.7	33%
Communications	37.3	22%	33.0	23%

Total metal pounds sold	170.0	100%	146.1	100%

Net sales increased 30% to $517.5 million in the second quarter of 2004 from $398.0 million in the second quarter of 2003. The net sales increase included a 2% increase, or $8.6 million, due to the favorable impact of foreign currency exchange rate changes. After adjusting 2003 net sales to reflect the $0.48 increase in the average monthly COMEX price per pound of copper and the $0.15 increase in the average aluminum rod price per pound in 2004, net sales increased 14% to $517.5 million, up from $453.5 million in 2003. The increase in metal-adjusted net sales reflects a 16% increase in the energy segment, a 19% increase in the industrial & specialty segment and a 5% increase in the communications segment. Metal pounds sold increased 16% compared to the second quarter of 2003. Metal pounds sold is provided herein as the Company believes this metric to be a good measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes and the Company believes its product mix to be relatively constant quarter over quarter.

The 16% increase in metal-adjusted net sales for the energy segment reflects a 13% increase in net sales in North America and a 21% increase in net sales in the Company’s international operations. The North American net sales increase reflects improved sales volume as a result of strong demand from power utilities for primary and secondary distribution cables compared to the second quarter of 2003. The Company anticipates this favorable trend could accelerate if energy legislation in the United States aimed at improving the transmission grid infrastructure is passed. The increase in the Company’s international operations metal-adjusted net sales is due to sales growth in medium voltage power cables and to a lesser extent a $3.2 million favorable impact from changes in foreign currency exchange rates.

The 19% increase in metal-adjusted net sales in the industrial & specialty segment was due to increases in all product groups. Net sales of the Company’s North American industrial business increased 20% from the second quarter of 2003 representing continued improvement in demand. Additionally, this segment has benefited from growth in its domestic automotive aftermarket wire set business, which increased 8% compared to the second quarter of 2003, and a 9% increase in sales of industrial cables utilized in maintenance, repair and plant operations. The net sales of the Company’s international operations increased 26% compared to the second quarter of 2003. This increase is the result of strong demand related to the continuing roll-out of environmentally friendly (flexible, zero-halogen) cables in Spain, an area in which the Company’s European operation is a leader and to a lesser extent a $4.2 million favorable impact from changes in foreign currency exchange rates.

The 5% increase in the communications segment metal-adjusted net sales relates to an increase in all product groups, primarily telephone exchange cable. Metal-adjusted net sales of telephone exchange cable increased 5% in the second quarter of 2004 compared to the second quarter of 2003. Net sales of LAN cables increased 9% in the second quarter of 2004 compared to the second quarter of 2003. This represents the second consecutive quarter with improved LAN cable sales demand compared to the prior year period. The Company expects the improvement in demand for LAN cables to continue in the second half of 2004. Additionally, this segment experienced an increase in sales of electronics products, which increased 12% compared to the second quarter of 2003, resulting from sustained penetration into targeted niche markets and an increase in OEM assembly products.

Selling, General and Administrative Expense

Selling, general and administrative expense increased to $38.1 million in the second quarter of 2004 from $30.7 million in the second quarter of 2003. This increase includes increased variable selling costs as a result of higher sales volume, a $0.5 million impact of increased SG&A expense in our international operations as a result of foreign currency exchanges rate changes, a $1.0 million increase resulting from the consolidation of a joint venture company in 2004 (previously the joint venture company was accounted for under the equity method), increased fringe benefit costs and $0.2 million of corporate charges related to plant rationalizations.

Operating Income

The following table sets forth operating income by segment, in millions of dollars.

	Operating Income
	Three Months Ended June 30,
	2004		2003
	Amount	%	Amount	%
Energy	$9.9	53%	$9.2	54%
Industrial & specialty	6.7	36%	4.9	29%
Communications	2.1	11%	2.9	17%

Subtotal excluding corporate charges	18.7	100%	17.0	100%

Corporate charges	(1.6)		(1.1)

Total operating income	$17.1		$15.9

Operating income of $17.1 million for the second quarter of 2004 increased from $15.9 million in the second quarter of 2003. The increase is primarily due to strong performance from the Company’s European operations, increased sales volume in all segments, ongoing cost cutting initiatives in manufacturing expenses and the favorable impact of foreign currency exchange rate changes. Offsetting these increases are increased raw material costs and net corporate charges of $1.6 million relating to the rationalization of certain industrial cable manufacturing facilities and the closure of the Company’s rod mill facility.

Other Expense

Other expense of $0.4 million in the second quarter of 2004 includes foreign currency transaction losses which resulted from changes in exchange rates between the designated functional currency and the currency in which the transaction is denominated.

Interest Expense

Net interest expense decreased to $9.0 million in the second quarter of 2004 from $11.2 million in the second quarter of 2003. The decrease in interest expense is the result of lower outstanding borrowings and interest costs under the Company’s new debt structure (see previous refinancing discussion) effective November 24, 2003, a lower credit spread under the Company’s new credit facility and a reduction in the amortization of bank fees relating to the new credit facility compared to the former credit facility.

Tax Provision

The Company’s effective tax rate for the second quarter of 2004 and 2003 was 32.5% and 35.5%, respectively. The effective tax rate for the second quarter of 2004 decreased due to differences in the relative profitability of business operations in various taxing jurisdictions, the utilization of net operating loss carryforwards in foreign tax jurisdictions for which a tax benefit had not been previously recognized, and the inherent volatility of the effective tax rate percentage at low pre-tax book income levels.

Preferred Stock Dividends

During the quarter, the Company also accrued $1.5 million in dividends on its preferred stock.

Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003

The net income applicable to common shareholders was $0.3 million, or $0.01 on a per diluted share basis, in the first six months of 2004 compared to net income applicable to common shareholders of $3.1 million in the first six months of 2003. The net income applicable to common shareholders for the first six months of 2004 includes a $3.0 million dividend on preferred stock, pre-tax charges of $4.9 million related to the rationalization of certain of the Company’s industrial cable manufacturing facilities, a pre-tax gain of $0.6 million related to the closure of the Company’s rod mill operation and a pre-tax $0.9 million foreign currency transaction loss. The net income applicable to common shareholders for the first six months of 2003 includes a pre-tax charge of $1.1 million for severance related to the Company’s ongoing accost cutting efforts in Europe.

Net Sales

The following tables set forth metal-adjusted net sales and metal pounds sold by segment, in millions. Net sales for the first six months of 2003 have been adjusted to reflect the 2004 copper COMEX average price of $1.24 (a $0.49 increase compared to the prior period) and the aluminum rod average price of $0.81 per pound (an $0.14 increase compared to the prior period).

	Metal-Adjusted Net Sales
	Six Months Ended June 30,
	2004		2003
	Amount	%	Amount	%
Energy	$351.1	35%	$305.7	36%
Industrial & specialty	387.1	39%	313.9	36%
Communications	257.9	26%	237.3	28%

Total metal-adjusted net sales	996.1	100%	856.9	100%

Metal adjustment	—		(106.3)

Total net sales	$996.1		$750.6

	Metal Pounds Sold
	Six Months Ended June 30,
	2004		2003
	Pounds	%	Pounds	%
Energy	146.3	43%	130.6	45%
Industrial & specialty	124.5	36%	98.3	34%
Communications	70.6	21%	59.3	21%

Total metal pounds sold	341.4	100%	288.2	100%

Net sales increased 33% to $996.1 million in the first six months of 2004 from $750.6 million in the first six months of 2003. The net sales increase included a 4% increase, or $33.2 million, due to the favorable impact of foreign currency exchange rate changes. After adjusting 2003 net sales to reflect the $0.49 increase in the average monthly COMEX price per pound of copper and the $0.14 increase in the average aluminum rod price per pound in 2004, net sales increased 16% to $996.1 million, up from $856.9 million in 2003. The increase in metal-adjusted net sales reflects a 15% increase in the energy segment, a 23% increase in the industrial & specialty segment and a 9% increase in the communications segment. Metal pounds sold increased 18% compared to the first six months of 2003. Metal pounds sold is provided herein as the Company believes this metric to be a good measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes and the Company believes its product mix to be relatively constant year over year.

The 15% increase in metal-adjusted net sales for the energy segment reflects an 11% increase in net sales in North America and a 23% increase in net sales in the Company’s international operations. The North American net sales reflect an increase in demand from power utilities for primary and secondary distribution cables compared to the first six months of 2003 and a $4.6 million favorable impact from changes in foreign currency exchange rates (principally Canada). The Company anticipates demand could accelerate if energy legislation in the United States aimed at improving the transmission grid infrastructure is passed. The North American sales volume increase also reflects the fact that sales volume in the first six months of 2003 was negatively impacted by unseasonable weather in the Midwest and Northeast, which affected the ability of the Company’s customers to install cables. The Company’s international operations have benefited from sales volume growth in medium voltage power cables in addition to a $10.7 million favorable impact from changes in foreign currency exchange rates.

The 23% increase in metal-adjusted net sales in the industrial & specialty segment was due to increases in the Company’s international operations and all North American businesses. Net sales of the North American industrial business for the first six months of 2004 increased 27% from the same period last year. The Company believes the improved sales volume compared to the prior year period for the third consecutive quarter may indicate a recovery in the end markets for these cables. Additionally, this segment has benefited from growth in its domestic automotive aftermarket wire set business and an increase in sales of industrial cables utilized in maintenance, repair and plant operations. The net sales of the Company’s international operations increased 29% which reflects strong demand related to the continuing roll-out of environmentally friendly (flexible, zero-halogen) cables in Spain, an area in which our European operation is a leader and a $14.2 million favorable impact from changes in foreign currency exchange rates.

The 9% increase in the communications segment metal-adjusted net sales reflects an increase in all businesses. Metal-adjusted net sales of telephone exchange cable were up 9% in the first six months of 2004 compared to the first six months of 2003. Sales to the Company’s three largest telephone operating company customers increased for the third consecutive quarter compared to the same periods in the prior years. The sales volume in data communication cables, primarily LAN cables, increased in the first six months of 2004 compared to the first six months of 2003, but continues to experience competitive price pressure. The Company believes that spending for data communication cable tends to lag other information technology infrastructure spending by six to nine months and therefore anticipates an improvement in demand for data communication cable in the second half of 2004. Additionally this segment experienced an increase in sales of electronics products resulting from sustained penetration into targeted niche markets and an increase in OEM assembly products.

Selling, General and Administrative Expense

Selling, general and administrative expense increased to $76.8 million in the first six months of 2004 from $61.7 million in the first six months of 2003. This increase includes increased variable selling costs as a result of higher sales volume, a $2.5 million impact of increased SG&A expense in our international operations as a result of foreign currency exchange rate changes, a $2.0 million increase resulting from the consolidation of a joint venture company beginning in the first quarter of 2004 (previously the joint venture company was accounted for under the equity method), increased fringe benefit costs and $0.4 million of corporate charges related to plant rationalizations.

Operating Income

The following table sets forth operating income by segment, in millions of dollars.

	Operating Income
	Six Months Ended June 30,
	2004		2003
	Amount	%	Amount	%
Energy	$17.4	62%	$17.8	63%
Industrial & specialty	9.5	34%	7.1	25%
Communications	1.2	4%	3.5	12%

Subtotal excluding corporate charges	28.1	100%	28.4	100%

Corporate charges	(4.3)		(1.1)

Total operating income	$23.8		$27.3

Operating income of $23.8 million for the first six months of 2004 decreased from $27.3 million in the first six months of 2003. The decrease was primarily a result of increased raw material costs (both metal and non-metal) which were not fully recovered through customer price increases and net corporate charges of $4.3 million relating to the rationalization of certain industrial cable manufacturing facilities and the closure of the Company’s rod mill operation. These decreases were partially offset by strong performance from the Company’s European operations, increased sales volume in all segments, increased selling prices in response to rising raw material costs, ongoing cost cutting initiatives in manufacturing expenses and the favorable impact of foreign currency exchange rate changes.

Other Expense

Other expense of $0.9 million in the first six months of 2004 includes foreign currency transaction losses which resulted from changes in exchange rates between the designated functional currency and the currency in which the transaction is denominated.

Interest Expense

Net interest expense decreased to $18.3 million in the first half of 2004 from $22.5 million in the first six months of 2003. The decrease in interest expense is the result of lower outstanding borrowings and interest costs under the Company’s new debt structure (see previous refinancing discussion) effective November 24, 2003, a lower credit spread under the Company’s new credit facility and a reduction in the amortization of bank fees relating to the new credit facility compared to the former credit facility.

Tax Provision

The Company’s effective tax rate for the first six months of 2004 and 2003 was 29.0% and 35.5%, respectively. The effective tax rate for the first six months of 2004 decreased due to differences in the relative profitability of business operations in various taxing jurisdictions, the utilization of net operating loss carryforwards in foreign tax jurisdictions for which a tax benefit had not been previously recognized, and the inherent volatility of the effective tax rate percentage at low pre-tax book income levels.

Preferred Stock Dividends

During the first six months of 2004, the Company also accrued $3.0 million in dividends on its preferred stock.

Liquidity and Capital Resources

In general, General Cable requires cash for working capital, capital expenditures, debt repayment, salaries and related benefits, interest, preferred dividends and taxes. General Cable’s working capital requirement increases when it experiences strong incremental demand for products and/or significant copper and aluminum price increases. Based upon historical experience and the expected availability of funds under the new credit facility, the Company believes its sources of liquidity will be sufficient to enable it to meet the Company’s cash requirements for working capital, capital expenditures, debt repayment, salaries and related benefits, interest and taxes for at least the next twelve months.

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

Cash flow used by operating activities in the first six months of 2004 was $10.9 million. This reflects a $105.6 million increase in accounts receivable and a $4.1 million increase in inventories. The increase in accounts receivable reflects improved sales volume experienced in the first six months of 2004 as a result of improving demand in the Company’s end markets as well as increased pricing in response to increased metals costs. Inventory has increased slightly as a result of the Company’s normal seasonal trend. However, inventory turnover for the total Company improved by approximately one turn compared to the same period in 2003 due to the Company’s focus on supply chain management, application of Lean principles and increasing integration with its customers. These negative cash flows were partially offset by an increase in accounts payable, accrued and other liabilities of $80.3 million, a $3.7 million decrease in prepaid and other assets and net income before depreciation and amortization, foreign currency exchange loss, deferred income taxes and gain on the disposal of property of $14.8 million. The increase in accounts payable, accrued and other liabilities is primarily due to an increase in accounts payable which reflects greater manufacturing activity by the Company and the increase in metals costs during the first six months as compared to the fourth quarter of 2003. The following table sets forth net cash provided by (used by) operating activities by geographic region for the following periods (in millions):

	Six Months Ended June 30,
	2004	2003
North America	$(34.7)	$39.1
Europe and Oceania	23.8	(2.9)

Total	$(10.9)	$36.2

Cash flow used by investing activities was $16.9 million in the first six months of 2004, principally reflecting $16.8 million of capital expenditures. The Company anticipates capital spending to be in the range of $30 million to $35 million in 2004. Additionally, the Company received proceeds of $1.2 from the sale of property, primarily equipment from the Company’s closed rod mill facility.

Cash flow provided by financing activities in the first six months of 2004 was $30.3 million. This reflects an increase in borrowings under the Company’s new revolving credit facility of $33.5 million, which was due in part to the higher working capital requirements discussed above as a result of improving demand in the Company’s end markets as well as the increase in metal prices during the first six months of 2004. This source of cash was partially offset by the payment of preferred stock dividends of $3.0 million.

The Company’s new senior secured revolving credit facility provides for up to $240.0 million in borrowings, including a $50.0 million sublimit for the issuance of commercial and standby letters of credit and a $10.0 million sublimit for swingline loans. Advances under the credit facility are limited to a borrowing base computed using defined advance rates for eligible accounts receivable, inventory, equipment and owned real estate properties. The fixed asset component of the borrowing base is subject to scheduled reductions. At June 30, 2004, the Company had undrawn availability of $124 million under the new credit facility.

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

The Company’s European operations participate in arrangements with several European financial institutions who provide extended accounts payable terms to the Company on an uncommitted basis. In general, the arrangements provide for accounts payable terms of up to 180 days. At June 30, 2004, the arrangements had a maximum availability limit of the equivalent of approximately $107 million, of which approximately $95 million was drawn. Should the availability under these arrangements be reduced or terminated, the Company would be required to negotiate longer payment terms or repay the outstanding obligations with suppliers under this arrangement over 180 days and seek alternative financing arrangements which could increase the Company’s interest expense. The Company also has an approximate $25 million uncommitted facility in Europe, which allows the Company to sell at a discount, with limited recourse, a portion of its accounts receivable to a financial institution. At June 30, 2004, this accounts receivable facility was not drawn upon.

During the fourth quarter of 2002, as a result of declining returns in the investment portfolio of the Company’s defined benefit pension plan, the Company was required to record a minimum pension liability equal to the underfunded status of its plan. At December 31, 2002, the Company recorded an after-tax charge of $29.2 million to accumulated other comprehensive income in the equity section of its balance sheet. During 2003, the investment portfolio experienced improved performance and as a result, the Company was able to reduce the after tax charge to accumulated other comprehensive income by $7.3 million. In 2004, pension expense is expected to decrease approximately $3 million from 2003, principally due to improved investment performance during 2003 and cash contributions are expected to increase approximately $7 million from 2003.

As part of General Cable’s ongoing efforts to reduce total operating costs, the Company continuously evaluates its ability to more efficiently utilize existing manufacturing capacity. Such evaluation includes the costs associated with and benefits to be derived from the combination of existing manufacturing assets into fewer plant locations and the possible outsourcing of certain manufacturing processes. The Company previously announced the rationalization and refocusing of operations of certain of its industrial cable manufacturing plants which resulted in a $7.6 million charge in the fourth quarter of 2003 (of which approximately $1.3 million were cash payments) and a $4.9 million charge in the first six months of 2004 (of which approximately $2.4 million were cash payments). Additional charges (currently estimated to be $7.7 million, of which approximately $6.4 million will be cash payments) will be incurred during 2004 as the planned actions are completed. During the second quarter of 2004, the Company closed its rod mill operation and sold most of the equipment from that operation for proceeds for $1.0 million. These proceeds were partially by a $0.4 million charge related to the closing of the rod mill. Costs related to the disposition of this facility, which are to be incurred in the second half of 2004, are expected to approximate the second quarter net gain of $0.6 million.

Summarized information about the Company’s contractual obligations and commercial commitments as of June 30, 2004 is as follows (in millions of dollars)

	Payments Due by Period
		Less than	1 - 3	4 - 5	After 5
Contractual obligations:	Total	1 Year	Years	Years	Years
Long-term debt	$374.5	$3.1	$0.4	$76.8	$294.2
Operating leases	19.4	6.5	9.6	3.3	—
Commodity futures and forward pricing agreements	141.9	141.5	0.4	—	—
Foreign currency contracts	35.8	35.8	—	—	—

Total	$571.6	$186.9	$10.4	$80.1	$294.2

The Company will be required to make future cash contributions to its defined benefit pension plans. The estimate for these contributions is approximately $13 million during 2004. Estimates of cash contributions to be made after 2004 are difficult to make due to the number of variable factors which impact the calculation of defined benefit pension plan contributions. General Cable will also be required to make interest payments on its debt. The Company’s senior unsecured notes require interest payments of $27.1 million a year, beginning in 2004 through 2010. The interest payments to be made on the Company’s revolving loans and other debt are based on variable interest rates and the amount of the borrowings under the revolving credit facility depend upon the Company’s working capital requirements. The Company’s preferred stock dividends are payable in cash or common stock or a combination thereof, in the amount of $6.0 million a year, from 2004 through 2013.

The Company anticipates being able to meet its obligations as they come due based on historical experience and the expected availability of funds under its credit facility.

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

The notional amounts and fair values of these financial instruments at June 30, 2004 and December 31, 2003 are shown below (in millions). The carrying amount of the financial instruments was a liability of $0.4 million at June 30, 2004 and $1.4 million at December 31, 2003.

	June 30,		December 31,
	2004		2003
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Interest rate swap	$9.0	$(0.5)	$9.0	$(0.7)
Foreign currency forward exchange	35.8	(0.6)	38.4	(0.8)
Commodity futures	46.0	0.7	13.6	0.1

		$(0.4)		$(1.4)

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

PART II. Other Information

Item 4. Results of Votes of Security Holders

General Cable’s Annual Meeting of Shareholders was held on May 11, 2004. Proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934 and each of the following matters was voted upon and approved by the shareholders as indicated below. Of the 39,289,197 shares outstanding 1,296,092 were not voted.

a)	Election of Directors:

	For	Against
Jeffrey Noddle	35,867,569	2,125,536
John E. Welsh, III	35,934,575	2,058,530

The following Directors are continuing in office after the date of the Annual Meeting: Gregory B. Kenny, Robert L. Smialek and Gregory E. Lawton.

b)	Ratification of appointment of Deloitte & Touche LLP to audit the 2004 consolidated financial statements of General Cable. Votes for – 36,532,717; votes against – 1,455,136; and abstentions – 5,252.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) or 15a – 14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) or 15d – 14(a)

32.1	Certification pursuant to 18 U.S.C. Section 1350

b)	Reports on Form 8-K

(i)	Form 8-K filed July 20, 2004 including the Company’s second quarter 2004 earnings release

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Cable Corporation

Signed: August 6, 2004	By:	/s/ CHRISTOPHER F. VIRGULAK

Christopher F. Virgulak
Executive Vice President,
Chief Financial Officer and Treasurer
(Chief Accounting Officer)