Form 10-Q
period 2004-10-01
GENERAL CABLE CORP /DE/
filed 2004-11-05
CIK 886035

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 1, 2004
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

Yes [X]  No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes [X]  No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding at October 29, 2004
Common Stock, $0.01 par value	39,312,155

GENERAL CABLE CORPORATION
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PAGE
PART I Financial Information
Item 1. Consolidated Financial Statements
Statements of Operations - For the three fiscal months and nine fiscal months ended October 1, 2004 and September 30, 2003	3
Balance Sheets - October 1, 2004 and December 31, 2003	4
Statements of Cash Flows - For the nine fiscal months ended October 1, 2004 and September 30, 2003	5
Statements of Changes in Shareholders’ Equity - For the nine fiscal months ended October 1, 2004 and September 30, 2003	6
Notes to Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3. Quantitative and Qualitative Disclosures about Market Risk	37
Item 4. Controls and Procedures	38
PART II Other Information
Item 6. Exhibits	39
Signature	40
EX-10.67
EX-10.68
EX-10.69
EX-12.1
EX-31.1
EX-31.2
EX-32.1

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	October 1,	September 30,	October 1,	September 30,
	2004	2003	2004	2003
Net sales	$489.3	$382.5	$1,485.4	$1,133.1
Cost of sales	430.5	337.1	1,326.0	998.7

Gross profit	58.8	45.4	159.4	134.4
Selling, general and administrative expenses	39.1	31.9	115.9	93.6

Operating income	19.7	13.5	43.5	40.8
Other expense	—	—	(0.9)	—
Interest income (expense):
Interest expense	(9.1)	(10.4)	(27.6)	(33.1)
Interest income	0.1	0.1	0.3	0.3

	(9.0)	(10.3)	(27.3)	(32.8)

Earnings before income taxes	10.7	3.2	15.3	8.0
Income tax provision	(3.3)	(1.1)	(4.6)	(2.8)

Net income	7.4	2.1	10.7	5.2
Less preferred stock dividends	(1.5)	—	(4.5)	—

Net income applicable to common shareholders	$5.9	$2.1	$6.2	$5.2

Earnings per share
Earnings per common share	$0.15	$0.06	$0.16	$0.16

Weighted average common shares	39.3	33.1	39.2	33.1

Earnings per common share-assuming dilution	$0.15	$0.06	$0.16	$0.16

Weighted average common shares-assuming dilution	40.0	33.6	39.9	33.4

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
(in millions, except share data)

	October 1,	December 31,
	2004	2003
	(unaudited)
Assets
Current Assets:
Cash	$31.7	$25.1
Receivables, net of allowances of $16.8 million at October 1, 2004 and $15.6 million at December 31, 2003	363.6	268.9
Inventories	273.8	256.7
Deferred income taxes	13.5	13.5
Prepaid expenses and other	26.4	24.9

Total current assets	709.0	589.1
Property, plant and equipment, net	334.2	333.3
Deferred income taxes	95.7	76.5
Other non-current assets	48.2	50.6

Total assets	$1,187.1	$1,049.5

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$332.9	$250.6
Accrued liabilities	127.8	99.6
Current portion of long-term debt	1.5	2.3

Total current liabilities	462.2	352.5
Long-term debt	351.7	338.1
Deferred income taxes	19.1	9.6
Other liabilities	104.3	109.2

Total liabilities	937.3	809.4

Shareholders’ Equity:
Redeemable convertible preferred stock, 2,070,000 shares at redemption value (liquidation preference of $50.00 per share)	103.5	103.5
Common stock, $0.01 par value, issued and outstanding shares:
October 1, 2004 – 39,246,059 (net of 4,885,823 treasury shares)
December 31, 2003 – 38,908,512 (net of 4,828,225 treasury shares)	0.4	0.4
Additional paid-in capital	143.3	140.8
Treasury stock	(51.0)	(50.4)
Retained earnings	60.7	54.5
Accumulated other comprehensive loss	(2.5)	(5.5)
Other shareholders’ equity	(4.6)	(3.2)

Total shareholders’ equity	249.8	240.1

Total liabilities and shareholders’ equity	$1,187.1	$1,049.5

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in millions, unaudited)

	Nine Fiscal Months Ended
	October 1,	September 30,
	2004	2003
Cash flows of operating activities:
Net income	$10.7	$5.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27.3	23.2
Foreign currency exchange loss	0.9	—
Deferred income taxes	(9.7)	(5.8)
(Gain) loss on disposal of property	(0.6)	0.4
Changes in operating assets and liabilities:
Increase in receivables	(94.1)	(16.9)
(Increase) decrease in inventories	(12.6)	22.2
(Increase) decrease in other assets	(0.9)	19.5
Increase in accounts payable, accrued and other liabilities	99.7	10.4

Net cash flows of operating activities	20.7	58.2

Cash flows of investing activities:
Capital expenditures	(24.1)	(11.8)
Proceeds from properties sold	2.4	1.9
Other, net	(0.4)	(1.3)

Net cash flows of investing activities	(22.1)	(11.2)

Cash flows of financing activities:
Preferred stock dividends paid	(4.5)	—
Repayment of loans from shareholders	0.4	1.0
Proceeds from exercise of stock options	0.2	—
Net change in revolving credit borrowings	13.8	(13.3)
Net change in other debt	(1.9)	(25.5)
Repayment of long-term debt	—	(14.1)

Net cash flows of financing activities	8.0	(51.9)

Increase (decrease) in cash	6.6	(4.9)
Cash – beginning of period	25.1	29.1

Cash – end of period	$31.7	$24.2

Supplemental Information
Cash paid (received) during the period for:
Income tax payments, net of refunds	$5.1	$(9.7)

Interest paid	$20.9	$26.1

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity
(dollars in millions, share amounts in thousands)
(unaudited)

	Preferred		Common					Accumulated
	Stock		Stock		Add’l			Other	Other
					Paid in	Treasury	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Income/ (Loss)	Equity	Total
Balance, December 31, 2002	—	$—	33,135	$0.4	$100.0	$(50.0)	$59.9	$(44.6)	$(4.8)	$60.9
Comprehensive income:
Net income							5.2			5.2
Foreign currency translation adjustment								15.2		15.2
Gain on change in fair value of financial instruments, net of $0.5 million tax expense								1.0		1.0

Comprehensive income										21.4
Amortization of restricted stock and other					0.4				0.1	0.5
Repayment of loans from shareholders			(74)		(0.4)	(0.4)			1.5	0.7
Other			22		0.2				(0.1)	0.1

Balance, September 30, 2003	—	$—	33,083	$0.4	$100.2	$(50.4)	$65.1	$(28.4)	$(3.3)	$83.6

Balance, December 31, 2003	2,070	$103.5	38,909	$0.4	$140.8	$(50.4)	$54.5	$(5.5)	$(3.2)	$240.1
Comprehensive income:
Net income							10.7			10.7
Foreign currency translation adjustment								(1.0)		(1.0)
Unrealized investment gain								0.5		0.5
Gain on change in fair value of financial instruments, net of $1.7 million tax expense								3.5		3.5

Comprehensive income										13.7
Preferred stock dividend							(4.5)			(4.5)
Issuance of restricted stock			341		2.9				(2.9)	—
Amortization of restricted stock									0.4	0.4
Exercise of stock options			31		0.2					0.2
Repayment of loans from shareholders			(58)		(0.6)	(0.6)			1.1	(0.1)
Other			23							—

Balance, October 1, 2004	2,070	$103.5	39,246	$0.4	$143.3	$(51.0)	$60.7	$(2.5)	$(4.6)	$249.8

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. General

General Cable Corporation and Subsidiaries (General Cable) is a leading global developer and manufacturer in the wire and cable industry. The Company sells copper, aluminum and fiber optic wire and cable products worldwide. The Company’s operations are divided into three main segments: energy, industrial & specialty and communications. As of October 1, 2004, General Cable operated 27 manufacturing facilities in nine countries and two regional distribution centers in North America in addition to the corporate headquarters in Highland Heights, Kentucky.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of General Cable Corporation and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three and nine fiscal months ended October 1, 2004 are not necessarily indicative of results that may be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable’s 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004.

The Company’s fiscal year end is December 31. Prior to the fiscal quarter ended October 1, 2004, the Company’s fiscal quarters consisted of three month periods. Beginning with the fiscal quarter ended October 1, 2004, the Company’s fiscal quarters have been changed to the 13-week periods ending on the Friday nearest to the end of March, June and September. This change did not have a material impact on the Company’s results of operations, financial position, or its cash flows.

Revenue Recognition

Revenue is recognized when goods are shipped to the customer, title and risk of loss are transferred, pricing is fixed or determinable and collectibility is reasonably assured.

Earnings Per Share

Earnings per common share are computed based on the weighted average number of common shares outstanding. Earnings per common share-assuming dilution are computed based on the weighted average number of common shares outstanding and the dilutive effect of stock options and restricted stock units outstanding. See further discussion in Note 11.

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

Inventories

General Cable values all of its North American inventories and its non-North American metal inventories using the last-in first-out (LIFO) method and all remaining inventories using the first-in first-out (FIFO) method. Inventories are stated at the lower of cost or market value. The Company determines whether a lower of cost or market provision is required on a

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

quarterly basis by computing whether inventory on hand, on a LIFO basis, can be sold at a profit based upon current selling prices less variable selling costs. No provision was required in the first nine fiscal months of 2004 or 2003. In the event that a provision is required in some future period, the Company will determine the amount of the provision by writing down the value of the inventory to the level where its sales, using current selling prices less variable selling costs, will result in a profit.

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

Foreign currency and commodity contracts are used to hedge future sales and purchase commitments. Interest rate swaps are used to achieve a targeted mix of floating rate and fixed rate debt. Unrealized gains and losses on these derivative financial instruments are recorded in other comprehensive income until the underlying transaction occurs and is recorded in the income statement at which point such amounts included in other comprehensive income are recognized in income which generally will occur over periods less than one year.

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

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	October 1,	September 30,	October 1,	September 30,
	2004	2003	2004	2003
Net income applicable to common shareholders, as reported	$5.9	$2.1	$6.2	$5.2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.5)	(0.5)	(1.6)	(1.2)

Pro forma net income applicable to common shareholders	$5.4	$1.6	$4.6	$4.0

Earnings per share:
Basic – as reported	$0.15	$0.06	$0.16	$0.16
Basic – pro forma	$0.14	$0.05	$0.12	$0.12
Diluted – as reported	$0.15	$0.06	$0.16	$0.16
Diluted – pro forma	$0.14	$0.05	$0.12	$0.12

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

3. Acquisitions and Divestitures

During the second quarter of 2002, General Cable formed a joint venture company to manufacture and market fiber optic cables. General Cable contributed assets, primarily inventory and machinery and equipment, to a subsidiary company which was then contributed to the joint venture in exchange for a $10.2 million note receivable which resulted in a $5.6 million deferred gain on the transaction. The Company will recognize the gain as the note is repaid. The October 1, 2004 and December 31, 2003 balance sheets included a $10.2 million note receivable from the joint venture partner in other non-

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

current assets. The December 31, 2003 balance sheet included a deferred gain from the initial joint venture formation of $5.6 million in other liabilities.

In January 2004, the Company reduced its ownership percentage in the joint venture from 49% to 40% and as a result the deferred gain was reduced to $4.8 million. The October 1, 2004 balance sheet included the $4.8 million deferred gain in other liabilities. Beginning in the first quarter of 2004 the Company consolidated the joint venture company as a result of the adoption of FIN No. 46, as revised. Accordingly, the Company recorded a 60% minority interest in the net losses of the joint venture company in SG&A expense and the October 1, 2004 balance sheet included a $3.7 million minority interest in the joint venture company in other liabilities. For the third quarter of 2004, the joint venture company had sales of $5.4 million and an operating loss and net loss of $0.7 million. For the first nine fiscal months of 2004, the joint venture company had sales of $16.5 million and an operating loss and net loss of $1.1 million. At October 1, 2004, the joint venture company had total assets of $11.1 million, total liabilities of $5.1 million and total equity of $6.0 million. Prior to the first quarter of 2004, the joint venture company was accounted for under the equity method of accounting. At December 31, 2003, other non-current assets included an investment in the joint venture of $3.5 million.

4. Other Expense

Other expense includes foreign currency transaction gains or losses which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated. During the nine fiscal months ended October 1, 2004, the Company recorded a $0.9 million loss resulting from an unfavorable foreign currency transaction loss.

5. Inventories

Inventories consisted of the following (in millions):

	October 1,	December 31,
	2004	2003
Raw materials	$24.8	$25.5
Work in process	46.4	34.9
Finished goods	202.6	196.3

Total	$273.8	$256.7

At October 1, 2004 and December 31, 2003, $226.6 million and $202.4 million, respectively, of inventories were valued using the LIFO method. Approximate replacement costs of inventories valued using the LIFO method totaled $264.3 million at October 1, 2004 and $218.2 million at December 31, 2003.

If in some future period the Company was not able to recover the LIFO value of its inventory at a profit when replacement costs were lower than the LIFO value of the inventory, the Company would be required to take a charge to recognize in its income statement all or a portion of the higher LIFO value of the inventory.

6. Restructuring Charges

Changes in accrued restructuring costs were as follows (in millions):

	Severance	Facility
	and Related	Closing
	Costs	Costs	Total
Balance, December 31, 2003	$1.4	$2.9	$4.3
Provisions, net	2.3	4.1	6.4
Utilization	(3.2)	(3.6)	(6.8)

Balance, October 1, 2004	$0.5	$3.4	$3.9

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company’s Taunton, Massachusetts facility ceased operations on January 30, 2004, and employed approximately 50 associates and was comprised of approximately 131,000 square feet of space. The Company is also refocusing operations at its Marion, Indiana facility. The Company is realigning production and expects to be able to maintain many of the jobs at this facility. The Company has substantially closed its South Hadley, Massachusetts facility in the third quarter of 2004. This facility employed approximately 40 associates and was comprised of approximately 150,000 square feet of space. Charges of $6.7 million ($6.3 million included in cost of sales and $0.4 million in SG&A) were recorded in the first nine fiscal months of 2004 for the actions being taken. The Company’s Plano, Texas rod mill facility ceased operations at the end of June 2004 and employed approximately 30 associates and was comprised of approximately 60,000 square feet of space. During the second quarter of 2004 the Company sold most of the equipment utilized in the rod mill facility. Proceeds from the sale of equipment were partially offset by costs related to closing the facility which resulted in a net gain of $0.3 million in the fiscal nine months ended October 1, 2004. All of the restructuring charges are reflected in the corporate segment.

7. Long-Term Debt

Long-term debt consisted of the following (in millions):

	October 1,	December 31,
	2004	2003
Senior notes due 2010	$285.0	$285.0
Revolving loans	56.8	43.0
Other	11.4	12.4

Total debt	353.2	340.4
Less current maturities	1.5	2.3

Long-term debt	$351.7	$338.1

Weighted average interest rates were as follows:
Senior notes due 2010	9.5%	9.5%
Revolving loans	4.6%	3.9%
Other	2.1%	2.1%

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

The senior unsecured notes (the “Notes”) were issued in the amount of $285.0 million, bear interest at a fixed rate of 9.5% and mature in 2010. The estimated fair value of the Notes was approximately $316.4 million at October 1, 2004 and $305.0 million at December 31, 2003.

The new senior secured revolving credit facility is a five year $240.0 million asset based revolving credit agreement (the “Credit Agreement”). The Credit Agreement is secured by substantially all U.S. and Canadian assets. Borrowing availability is based on eligible U.S. and Canadian accounts receivable and inventory and certain U.S. fixed assets. As of October 1, 2004, the Company had outstanding borrowings of $56.8 million and availability of $147.4 million under the terms of the Credit Agreement. Availability of borrowings under the fixed asset component of the new facility is reduced quarterly over a seven-year period by $5.7 million per annum beginning in 2004. The new facility also includes a sub-facility for letters of credit of up to $50.0 million. At October 1, 2004, the Company had outstanding letters of credit of $34.6 million.

Borrowings under the Credit Agreement bear interest at LIBOR plus 2.75% and/or prime plus 1.50%, at the Company’s option through June 30, 2004. Effective July 1, 2004, borrowings under the Credit Agreement bear interest at a rate of LIBOR plus 2.50% to 3.00% and/or prime plus 1.25% to 1.75% depending upon the Company’s fixed charge coverage ratio,

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

as defined by the Credit Agreement. The interest rate on outstanding borrowings was 4.6% at October 1, 2004. Under the Credit Agreement, the Company pays a commitment fee of 0.50% per annum on the unused portion of the commitment. In connection with the refinancing, the Company incurred fees and expenses aggregating $7.1 million, which are being amortized over the term of the Credit Agreement.

The Credit Agreement contains covenants that limit capital spending, the payment of dividends to holders of common stock and require a minimum fixed charge coverage ratio, as defined. At October 1, 2004, the Company was in compliance with all covenants under the Credit Agreement.

The Company amended its Credit Agreement, effective October 22, 2004, which reduced the interest rate on borrowings under the credit facility by 50 basis points, increased the annual capital spending limit and provided for the ability to swap up to $100 million of its existing fixed rate Senior notes to a floating interest rate.

The Company’s former credit facility was entered into in 1999 with one lead bank as administrative agent, and a syndicate of lenders. The former facility, as amended, consisted of term loans in dollars and foreign currencies and revolving loans in dollars. The weighted average interest rate on borrowings under the former credit facility for the period January 1, 2003 through September 30, 2003 was 6.2%.

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

General Cable has utilized interest rate swaps and interest rate collars to achieve a targeted mix of floating rate and fixed rate debt. Under the swap agreements, General Cable paid a fixed rate while the counterparty paid to General Cable the difference between the fixed rate and the three-month LIBOR rate.

During 2001, the Company entered into several interest rate swaps which effectively fixed interest rates for borrowings under the former credit facility and other debt. At October 1, 2004, the remaining outstanding interest rate swap had a notional value of $9.0 million, an interest rate of 4.49% and matures in October 2011. The Company does not provide or receive any collateral specifically for this contract. The fair value of interest rate derivatives are based on quoted market prices and third party provided calculations, which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments. At October 1, 2004 and December 31, 2003, the net unrealized loss on the interest rate derivative and the related carrying value was $0.7 million.

The Company enters into forward exchange contracts principally to hedge the currency fluctuations in certain transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. Principal transactions hedged during the year were firm sales and purchase commitments. The fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At October 1, 2004 and December 31, 2003, the net unrealized gain (loss) on the net foreign currency contracts was $0.1 million and $(0.8) million, respectively.

Outside of North America, General Cable enters into commodity futures contracts for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. At October 1, 2004 and December 31, 2003, General Cable had an unrealized gain of $4.2 million and $0.1 million, respectively, on the commodity futures.

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

In North America, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. General Cable had an unrealized gain of $7.9 million at

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

October 1, 2004 and $2.4 million at December 31, 2003 related to these transactions. General Cable expects to offset the unrealized gains under these agreements as a result of firm sale price commitments with customers.

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

The components of net periodic benefit cost for pension and other post-retirement benefits were as follows (in millions):

	Three Fiscal Months Ended				Nine Fiscal Months Ended
	October 1,		September 30,		October 1,		September 30,
	2004		2003		2004		2003
	Pension	Other	Pension	Other	Pension	Other	Pension	Other
Service cost	$0.5	$0.1	$0.5	$0.1	$1.6	$0.2	$1.4	$0.2
Interest cost	2.2	0.1	2.3	0.2	6.6	0.4	6.9	0.5
Expected return on plan assets	(2.3)	—	(1.9)	—	(6.8)	—	(5.6)	—
Amortization of prior service cost	—	—	—	(0.2)	—	—	—	(0.5)
Net amortization and deferral	0.9	—	1.2	—	2.7	—	3.6	—

Total defined benefit plans expense	1.3	0.2	2.1	0.1	4.1	0.6	6.3	0.2
Total defined contribution plans expense	1.5	—	1.4	—	4.5	—	3.9	—

Total	$2.8	$0.2	$3.5	$0.1	$8.6	$0.6	$10.2	$0.2

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

In November 1998, General Cable entered into a Stock Loan Incentive Plan (SLIP) with executive officers and key employees. Under the SLIP, the Company loaned $6.0 million to facilitate open market purchases of General Cable common stock. A matching restricted stock unit (MRSU) was issued for each share of stock purchased under the SLIP. The fair value of the MRSUs at the grant date of $6.0 million, adjusted for subsequent forfeitures, was amortized to expense over the initial five-year vesting period. In June 2003, all executive officers repaid their loans plus interest that were originally made under the SLIP in the amount of $1.8 million. The Company accepted, as partial payment for the loans, common stock owned by the executive officers and restricted stock units previously awarded to them under the SLIP. In July 2003, the Company approved an extension of the loan maturity for the remaining participants in the SLIP for an additional three years to November 2006, subject in the extension period to a rate of interest of 5.0%. As part of the loan extension the vesting schedule on the MRSUs was also extended so that the MRSUs vest in November 2006. If the vesting requirements are met, one share of General Cable common stock will be issued in exchange for each MRSU. There are 82,932 MRSUs outstanding as of October 1, 2004. During the third quarter of 2004, certain employees repaid their loans plus interest that were originally made under the SLIP in the amount of $1.4 million. The Company accepted, as partial payment for the loans, common stock owned by the employees and restricted stock units previously awarded to them under the SLIP.

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

Amortization of all outstanding restricted stock awards and MRSUs in the first nine fiscal months of 2004 and 2003 was $0.4 million and $0.5 million, respectively.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The components of accumulated other comprehensive income (loss) consisted of the following (in millions):

	October 1,	December 31,
	2004	2003
Foreign currency translation adjustment	$16.6	$17.6
Pension adjustments, net of tax	(23.3)	(23.3)
Change in fair value of derivatives, net of tax	2.8	(0.7)
Unrealized investment gains	1.4	0.9

Total	$(2.5)	$(5.5)

Other shareholder’s equity consisted of the following (in millions):

	October 1,	December 31,
	2004	2003
Loans to shareholders	$(1.6)	$(2.8)
Restricted stock	(3.0)	(0.4)

Total	$(4.6)	$(3.2)

11. Earnings Per Common Share

A reconciliation of the numerator and denominator of basic earnings per common share to diluted earnings per common share is as follows (in millions):

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	October 1,	September 30,	October 1,	September 30,
	2004	2003	2004	2003
Numerator:
Net income	$7.4	$2.1	$10.7	$5.2
Less: preferred stock dividends	(1.5)	—	(4.5)	—

Net income applicable to common shareholders	$5.9	$2.1	$6.2	$5.2

Denominator:
Denominator for basic EPS-weighted average shares outstanding	39.3	33.1	39.2	33.1
Dilutive effect of stock options and restricted stock units	0.7	0.5	0.7	0.3

Denominator for diluted EPS-adjusted weighted average shares outstanding	40.0	33.6	39.9	33.4

Earnings per common share - basic	$0.15	$0.06	$0.16	$0.16

Earnings per common share - diluted	$0.15	$0.06	$0.16	$0.16

The diluted earnings per common share computation excludes the impact of 1.6 million and 2.1 million stock options and restricted stock units in the third quarter and first nine fiscal months of 2004, respectively, because their impact was anti-dilutive. The computation for the third quarter and first nine fiscal months of 2003 excludes the impact of 2.4 million and 2.5 million stock options and restricted stock units because their impact was anti-dilutive. This computation also excludes the impact of the assumed conversion of the Company’s preferred stock (which was issued in the fourth quarter of 2003) because its impact was anti-dilutive in the third quarter and first nine fiscal months of 2004.

12. Segment Information

General Cable has three reportable operating segments: energy, industrial & specialty and communications. These segments are strategic business units organized around three product categories that follow management’s internal organization structure.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Segment net sales represent sales to external customers. Segment operating income (loss) represents income (loss) before interest income, interest expense, other income (expense), other financial costs and income taxes. The operating loss included in corporate for the three fiscal months ended October 1, 2004 consisted of a $1.5 million charge related to the remediation of a former manufacturing facility, a $1.8 million charge related to the rationalization of certain of the Company’s industrial cable manufacturing facilities and a $0.3 million charge related to the closure of the Company’s rod mill facility. The operating loss included in corporate for the nine fiscal months ended October 1, 2004 consisted of a $1.5 million charge related to the remediation of a former manufacturing facility, a $6.7 million charge related to the rationalization of certain of the Company’s industrial cable manufacturing facilities and a $0.3 million net gain related to the closure of Company’s rod mill facility. For the three and nine fiscal month period ended September 30, 2003, the corporate operating loss of $0.6 million and $1.7 million, respectively, consisted of a charge for severance related to the Company’s ongoing cost cutting efforts in Europe. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company has recorded the operating items discussed above in the corporate segment rather than reflect such items in the energy, industrial & specialty or communications segments operating income. These items are reported in the corporate segment because they are not considered in the operating performance evaluation of the energy, industrial & specialty or communications segment by the Company’s chief operating decision-maker, its Chief Executive Officer.

Corporate assets included cash, deferred income taxes, certain property and prepaid expenses and other current and non-current assets.

Summarized financial information for the Company’s operating segments for the three and nine month fiscal period is as follows (in millions).

	Three Fiscal Months Ended
		Industrial &
	Energy	Specialty	Communications	Corporate	Total
Net Sales:
October 1, 2004	$169.3	$174.5	$145.5	$—	$489.3
September 30, 2003	138.2	128.5	115.8	—	382.5
Operating Income (Loss):
October 1, 2004	10.8	8.7	3.8	(3.6)	19.7
September 30, 2003	11.6	0.7	1.8	(0.6)	13.5

	Nine Fiscal Months Ended
		Industrial &
	Energy	Specialty	Communications	Corporate	Total
Net Sales:
October 1, 2004	$520.4	$561.6	$403.4	$—	$1,485.4
September 30, 2003	413.5	395.1	324.5	—	1,133.1
Operating Income (Loss):
October 1, 2004	28.2	18.2	5.0	(7.9)	43.5
September 30, 2003	29.4	7.8	5.3	(1.7)	40.8
Identifiable Assets:
October 1, 2004	310.0	375.7	331.7	169.7	1,187.1
December 31, 2003	269.5	325.1	302.9	152.0	1,049.5

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

13. Supplemental Guarantor Information

General Cable Corporation and its material North American wholly-owned subsidiaries fully and unconditionally guarantee the $285.0 million of Senior Notes due 2010 of General Cable Corporation (the Issuer) on a joint and several basis. The following presents financial information about the Issuer, guarantor subsidiaries and non-guarantor subsidiaries in millions. All of the Company’s subsidiaries are “restricted subsidiaries” for purposes of the Senior Notes. Intercompany transactions are eliminated.

	Statements of Operations
	Three Fiscal Months Ended October 1, 2004
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$327.1	$162.2	$—	$489.3
Intercompany	99.7	—	4.7	(104.4)	—

	99.7	327.1	166.9	(104.4)	489.3
Cost of sales	85.1	295.7	138.7	(89.0)	430.5

Gross profit	14.6	31.4	28.2	(15.4)	58.8
Selling, general and administrative expenses	13.2	29.3	12.0	(15.4)	39.1

Operating income	1.4	2.1	16.2	—	19.7
Interest income (expense):
Interest expense	(7.4)	(21.9)	(0.7)	20.9	(9.1)
Interest income	9.5	9.1	2.4	(20.9)	0.1

	2.1	(12.8)	1.7	—	(9.0)
Earnings (loss) before income taxes	3.5	(10.7)	17.9	—	10.7
Income tax (provision) benefit	(1.5)	3.4	(5.2)	—	(3.3)

Net income (loss)	2.0	(7.3)	12.7	—	7.4
Less preferred stock dividends	(1.5)	—	—	—	(1.5)

Net income (loss) applicable to common shareholders	$0.5	$(7.3)	$12.7	$—	$5.9

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Statements of Operations
	Nine Fiscal Months Ended October 1, 2004
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$985.5	$499.9	$—	$1,485.4
Intercompany	298.7	—	14.1	(312.8)	—

	298.7	985.5	514.0	(312.8)	1,485.4
Cost of sales	257.2	904.1	434.7	(270.0)	1,326.0

Gross profit	41.5	81.4	79.3	(42.8)	159.4
Selling, general and administrative expenses	35.9	83.5	39.3	(42.8)	115.9

Operating income (loss)	5.6	(2.1)	40.0	—	43.5
Other expense	(0.9)	—	—	—	(0.9)
Interest income (expense):
Interest expense	(22.7)	(64.7)	(3.9)	63.7	(27.6)
Interest income	28.8	28.5	6.7	(63.7)	0.3

	6.1	(36.2)	2.8	—	(27.3)
Earnings (loss) before income taxes	10.8	(38.3)	42.8	—	15.3
Income tax (provision) benefit	(3.8)	12.0	(12.8)	—	(4.6)

Net income (loss)	7.0	(26.3)	30.0	—	10.7
Less preferred stock dividends	(4.5)	—	—	—	(4.5)

Net income (loss) applicable to common shareholders	$2.5	$(26.3)	$30.0	$—	$6.2

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Statements of Operations
	Three Fiscal Months Ended September 30, 2003
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$272.4	$110.1	$—	$382.5
Intercompany	6.7	—	—	(6.7)	—

	6.7	272.4	110.1	(6.7)	382.5
Cost of sales	—	254.7	89.1	(6.7)	337.1

Gross profit	6.7	17.7	21.0	—	45.4
Selling, general and administrative expenses	4.5	18.7	8.7	—	31.9

Operating income	2.2	(1.0)	12.3	—	13.5
Interest income (expense):
Interest expense	(9.4)	(16.5)	(1.0)	16.5	(10.4)
Interest income	11.1	5.5	—	(16.5)	0.1

	1.7	(11.0)	(1.0)	—	(10.3)
Earnings (loss) before income taxes	3.9	(12.0)	11.3	—	3.2
Income tax (provision) benefit	(1.4)	4.3	(4.0)	—	(1.1)

Net income (loss)	$2.5	$(7.7)	$7.3	$—	$2.1

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Statements of Operations
	Nine Fiscal Months Ended September 30, 2003
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$793.3	$339.8	$—	$1,133.1
Intercompany	19.7	—	—	(19.7)	—

	19.7	793.3	339.8	(19.7)	1,133.1
Cost of sales	—	740.0	278.4	(19.7)	998.7

Gross profit	19.7	53.3	61.4	—	134.4
Selling, general and administrative expenses	16.2	48.7	28.7	—	93.6

Operating income	3.5	4.6	32.7	—	40.8
Interest income (expense):
Interest expense	(28.1)	(50.4)	(4.0)	49.4	(33.1)
Interest income	33.3	16.4	—	(49.4)	0.3

	5.2	(34.0)	(4.0)	—	(32.8)
Earnings (loss) before income taxes	8.7	(29.4)	28.7	—	8.0
Income tax (provision) benefit	(3.1)	10.5	(10.2)	—	(2.8)

Net income (loss)	$5.6	$(18.9)	$18.5	$—	$5.2

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Condensed Balance Sheets
	As of October 1, 2004
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$0.1	$9.3	$22.3	$—	$31.7
Receivables, net of allowances	—	196.1	167.5	—	363.6
Inventories	—	182.4	91.4	—	273.8
Deferred income taxes	1.5	12.0	—	—	13.5
Prepaid expenses and other	1.2	23.4	1.8	—	26.4

Total current assets	2.8	423.2	283.0	—	709.0
Property, plant and equipment, net	0.3	205.9	128.0	—	334.2
Deferred income taxes	—	93.5	2.2	—	95.7
Intercompany accounts	643.1	119.4	152.9	(915.4)	—
Investment in subsidiaries	33.7	352.4	—	(386.1)	—
Other non-current assets	6.5	39.3	2.4	—	48.2

Total assets	$686.4	$1,233.7	$568.5	$(1,301.5)	$1,187.1

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$136.5	$196.4	$—	$332.9
Accrued liabilities	15.8	75.4	36.6	—	127.8
Current portion of long-term debt	—	—	1.5	—	1.5

Total current liabilities	15.8	211.9	234.5		462.2
Long-term debt	285.0	65.8	0.9	—	351.7
Deferred income taxes	—	12.6	6.5	—	19.1
Intercompany accounts	35.0	789.4	91.0	(915.4)	—
Other liabilities	32.9	68.3	3.1	—	104.3

Total liabilities	368.7	1,148.0	336.0	(915.4)	937.3

Total shareholders’ equity	317.7	85.7	232.5	(386.1)	249.8

Total liabilities and shareholders’ equity	$686.4	$1,233.7	$568.5	$(1,301.5)	$1,187.1

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Condensed Balance Sheets
	As of December 31, 2003
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Statements of Cash Flows
	Nine Fiscal Months Ended October 1, 2004
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows of operating activities:
Net income (loss)	$7.0	$(26.3)	$30.0	$—	$10.7
Adjustment to reconcile net income (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization	0.2	25.0	2.1	—	27.3
Foreign currency exchange loss	0.9	—	—	—	0.9
Deferred income taxes	—	(11.3)	1.6	—	(9.7)
Gain on disposal of property	—	(0.6)	—	—	(0.6)
Changes in operating assets and liabilities:
Increase in receivables	—	(46.9)	(47.2)	—	(94.1)
Increase in inventories	—	(12.5)	(0.1)	—	(12.6)
(Increase) decrease in other assets	0.5	1.7	(3.1)	—	(0.9)
Increase in accounts payable, accrued and other liabilities	7.7	34.5	57.5	—	99.7

Net cash flows of operating activities	16.3	(36.4)	40.8	—	20.7

Cash flows of investing activities:
Capital expenditures	—	(10.8)	(13.3)	—	(24.1)
Proceeds from properties sold	—	2.4	—	—	2.4
Other, net	(0.2)	(0.2)	—	—	(0.4)

Net cash flows of investing activities	(0.2)	(8.6)	(13.3)	—	(22.1)

Cash flows of financing activities:
Intercompany accounts	(12.1)	36.9	(24.8)	—	—
Preferred stock dividends paid	(4.5)	—	—	—	(4.5)
Repayment of loans from shareholders	0.4	—	—	—	0.4
Proceeds from exercise of stock options	0.2	—	—	—	0.2
Net change in revolving credit borrowings	—	13.8	—	—	13.8
Repayment of other debt	—	(0.1)	(1.8)	—	(1.9)

Net cash flows of financing activities	(16.0)	50.6	(26.6)	—	8.0

Increase in cash	0.1	5.6	0.9	—	6.6
Cash – beginning of period	—	3.7	21.4	—	25.1

Cash – end of period	$0.1	$9.3	$22.3	$—	$31.7

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Statements of Cash Flows
	Nine Fiscal Months Ended September 30, 2003
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows of operating activities:
Net income (loss)	$5.6	$(18.9)	$18.5	$—	$5.2
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	0.6	21.3	1.3	—	23.2
Deferred income taxes	(0.5)	(2.8)	(2.5)	—	(5.8)
Loss on sale of property or business	—	0.3	0.1	—	0.4
Changes in operating assets and liabilities:
(Increase) decrease in receivables	—	1.9	(18.8)	—	(16.9)
Decrease in inventories	—	14.8	7.4	—	22.2
Decrease in other assets	1.5	17.6	0.4	—	19.5
Increase (decrease) in accounts payable, accrued and other liabilities	8.1	5.2	(2.9)	—	10.4

Net cash flows of operating activities	15.3	39.4	3.5	—	58.2

Cash flows of investing activities:
Capital expenditures	—	(6.1)	(5.7)	—	(11.8)
Proceeds from properties sold	—	1.9	—	—	1.9
Other, net	—	(1.3)	—	—	(1.3)

Net cash flows of investing activities	—	(5.5)	(5.7)	—	(11.2)

Cash flows of financing activities:
Intercompany accounts	(10.1)	(8.1)	18.2	—	—
Net changes in revolving credit borrowings	(6.2)	(7.1)	—	—	(13.3)
Repayment of loans from shareholders	1.0	—	—	—	1.0
Net change in other debt	—	(6.6)	(18.9)	—	(25.5)
Repayment of long-term debt	—	(11.7)	(2.4)	—	(14.1)

Net cash flows of financing activities	(15.3)	(33.5)	(3.1)	—	(51.9)

Decrease in cash	—	0.4	(5.3)	—	(4.9)
Cash – beginning of period	—	8.1	21.0	—	29.1

Cash – end of period	$—	$8.5	$15.7	$—	$24.2

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

Certain statements in this report including, without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures and the Company’s management’s beliefs, expectations or opinions, are forward-looking statements. Actual results may differ materially from those statements as a result of factors, risks and uncertainties over which the Company has no control. Such factors include economic and political consequences resulting from the September 2001 terrorist attack and the war with Iraq, domestic and local country price competition, particularly in certain segments of the power cable market and other competitive pressures; general economic conditions, particularly in construction; changes in customer or distributor purchasing patterns in our business segments; the Company’s ability to increase manufacturing capacity and productivity; the financial impact of any future plant closures; the Company’s ability to successfully complete and integrate acquisitions and divestitures; the Company’s ability to negotiate extensions of labor agreements on acceptable terms; the Company’s ability to service debt requirements and maintain adequate domestic and international credit facilities and credit lines; the Company’s ability to pay dividends on its preferred stock; the impact of unexpected future judgments or settlements of claims and litigation; the Company’s ability to achieve target returns on investments in its defined benefit plans; the Company’s ability to avoid limitations on utilization of net operating losses for income tax purposes; the cost of raw materials, including copper; the Company’s ability to increase its selling prices during periods of increasing raw material costs; the impact of foreign currency fluctuations; the impact of technological changes; and other factors.

General Cable analyzes its worldwide operations in two geographic groups: 1) North America and 2) International. The following table sets forth net sales and operating income by geographic group for the periods presented, in millions of dollars:

	Three Fiscal Months Ended				Nine Fiscal Months Ended
	October 1,		September 30,		October 1,		September 30,
	2004		2003		2004		2003
	Amount	%	Amount	%	Amount	%	Amount	%
Net sales:
North America	$327.7	67%	$272.4	71%	$987.8	67%	$793.3	70%
International	161.6	33%	110.1	29%	497.6	33%	339.8	30%

Total net sales	$489.3	100%	$382.5	100%	$1,485.4	100%	$1,133.1	100%

Operating income (loss):
North America	$6.3	27%	$1.2	9%	$10.2	20%	$8.1	19%
International	17.0	73%	12.9	91%	41.2	80%	34.4	81%

Subtotal	23.3	100%	14.1	100%	51.4	100%	42.5	100%

Corporate and other operating items	(3.6)		(0.6)		(7.9)		(1.7)

Total operating income	$19.7		$13.5		$43.5		$40.8

More than 90% of international net sales are derived from energy and industrial & specialty cable sales. As a result, these businesses have not been significantly impacted by the global telecommunications spending downturn and the Company’s European business specifically is currently benefiting from a renewed focus on the energy cable infrastructure in Europe and a shift towards environmentally friendly cables.

General Cable’s reported net sales are directly influenced by the price of copper, and to a lesser extent, aluminum. The price of copper and aluminum has historically been subject to considerable volatility with the daily selling price of copper cathode on the COMEX averaging $1.29 per pound in the third quarter of 2004 and $0.80 per pound in the third quarter of 2003 and the daily price of aluminum rod averaging $0.85 per pound in the third quarter of 2004 and $0.68 per pound in the third quarter of 2003. In the first nine months of 2004 and 2003, copper cathode on the Comex averaged $1.25 per pound and $0.77 per pound, respectively. The daily price of aluminum averaged $0.83 per pound in the first nine months of 2004 and $0.67 per pound in the first nine months of 2003. General Cable generally passes changes in copper and aluminum prices along to its customers, although there are timing delays of varying lengths depending upon the volatility of metals prices, the type of product, competitive conditions and particular customer arrangements. A significant portion of the Company’s energy and communications business and, to a lesser extent, the Company’s industrial business has metal escalators written into customer contracts under a variety of price setting and recovery formulas. The remainder of the Company’s business requires that the cost of higher metal prices be recovered through negotiated price increases with customers. In these instances, the ability to increase the Company’s selling prices may lag the movement in metal prices by a period of time as the customer price increases are implemented. As a result of this and a number of other practices intended to match copper and aluminum purchases with sales, profitability over time has historically not been significantly affected by changes in copper and aluminum prices. General Cable does not engage in speculative metals trading or other speculative activities. Also, the Company does not engage in activities to hedge the underlying value of its copper and aluminum inventory.

The Company is also experiencing significant inflationary pressure on raw materials other than copper and aluminum used in cable manufacturing, such as insulating compounds, steel and wood reels, and higher energy costs. The Company has increased selling prices in most of its markets in order to offset the negative effect of increased raw material prices and other costs. However, the Company’s ability to ultimately realize these price increases will be influenced by competitive conditions in its markets, which includes underutilized manufacturing capacity. In addition, a continuing rise in raw material prices, when combined with the normal lag time between an announced customer price increase and its effective date in the market, may result in the Company not fully recovering these increased costs. If the Company was not able to adequately increase selling prices in a period of rising raw material costs, the Company would experience a decrease in reported earnings.

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

Current Business Environment

In North America, General Cable has been operating for some time in a difficult business environment. The wire and cable industry is competitive, mature and cost driven. In many business segments, there is little differentiation among industry participants from a manufacturing or technology standpoint. During 2004, the Company’s end markets have shown signs of recovery. There has been significant merger and acquisition activity which, we believe, may lead to a reduction in the deployment of inefficient, high cost capacity in the industry. In the energy segment, the 2003 power outages in the U.S., Canada and Europe emphasized a need to upgrade the power transmission infrastructure used by electric utilities, which may, over time, cause an increase in demand for General Cable’s energy products. In addition, tax legislation was recently passed in the United States which includes the renewal of tax credits for producing power from wind. This may also cause an increase in demand for the Company’s products as the Company is a significant manufacturer of wire and cable used in wind farms. In the industrial & specialty segment industrial construction spending in North America, which influences industrial cable demand, is significantly below the peak levels experienced over the last ten years. However, for the fourth consecutive quarter, the Company has seen strengthening demand which may indicate a turnaround in industrial construction spending in North America. This segment has also experienced increased demand for cables utilized in industrial repairs and maintenance and the automotive aftermarket. Over the last two years, the communications segment also has experienced a significant decline from historical spending levels for outside plant telecommunications products and a weak market for switching/local area networking cables. Demand for communications wire and cable products has improved over the last several quarters and the Company believes it will benefit from the consolidation of competitors which occurred early this year in the communications market. The Company anticipates, based on recent regulatory announcements, further deployment of fiber optic products into the telephone network. Increased spending by the telephone companies on fiber deployment may negatively impact their purchases of the Company’s copper based telecommunications cable products. However, this impact may be somewhat mitigated in that the Company believes it will benefit from the further investment in fiber broadband networks as its customers will most likely need to upgrade a portion of their copper network to support the fiber network. Additionally, the Company participates in the fiber cable market through a joint venture company.

General Cable believes its investment in Lean Six Sigma training, coupled with effectively utilized manufacturing assets, provides a cost advantage compared to many of its competitors and generates cost savings which help offset rising raw material prices and other general economic cost increases. In addition, General Cable’s customer and supplier integration capabilities, one-stop selling and geographic and product balance are sources of competitive advantage. As a result, the Company believes it is well positioned, relative to its competitors, in the current business environment.

As part of General Cable’s ongoing efforts to reduce total operating costs, the Company continuously evaluates its ability to more efficiently utilize existing manufacturing capacity. Such evaluation includes the costs associated with and benefits to be derived from the combination of existing manufacturing assets into fewer plant locations and the possible outsourcing of certain manufacturing processes. The Company previously announced the rationalization and refocusing of operations of certain of its industrial cable manufacturing plants which resulted in a $7.6 million charge in the fourth quarter of 2003 (of which approximately $1.3 million were cash payments) and a $6.7 million charge in the first nine months of 2004 (of which approximately $3.5 million were cash payments). Additional charges (currently estimated to be $3.8 million, of which approximately $3.6 million will be cash payments) are expected to be incurred in the fourth quarter of 2004 as the planned actions are completed. During the second quarter of 2004, the Company closed its rod mill operation and sold certain equipment utilized in that operation which resulted in a net gain of $0.6 million. Costs related to the disposition of this facility, which are being incurred in the second half of 2004, are expected to approximate the second quarter gain.

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

During the second quarter of 2002, General Cable formed a joint venture company to manufacture and market fiber optic cables. General Cable contributed assets, primarily inventory and machinery and equipment, to a subsidiary company which was then contributed to the joint venture in exchange for a $10.2 million note receivable which resulted in a $5.6 million deferred gain on the transaction. The Company will recognize the gain as the note is repaid. The October 1, 2004 and December 31, 2003 balance sheets included a $10.2 million note receivable from the joint venture partner in other non-current assets. The December 31, 2003 balance sheet included a deferred gain from the initial joint venture formation of $5.6 million in other liabilities. In January 2004, the Company reduced its ownership percentage in the joint venture from

49% to 40% and as a result the deferred gain was reduced to $4.8 million. The October 1, 2004 balance sheet included the $4.8 million deferred gain in other liabilities. Beginning in the first quarter of 2004 the Company has consolidated the joint venture company as a result of the adoption of FIN No. 46, as revised. For the first nine fiscal months of 2004, the joint venture had sales of $16.5 million and an operating loss and net loss of $1.1 million. At October 1, 2004, the joint venture had total assets of $11.1 million, total liabilities of $5.1 million and total equity of $6.0 million. Prior to the first quarter of 2004, the joint venture company was accounted for under the equity method of accounting. At December 31, 2003, other non-current assets included an investment in the joint venture of $3.5 million.

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

Inventory Valuation

General Cable utilizes the LIFO method of inventory accounting for its metals inventory. The Company’s use of the LIFO method results in its income statement reflecting the current costs of metals, while metals inventories in the balance sheet are valued at historical costs as the LIFO layers were created. As a result of volatile copper prices, the replacement cost of the Company’s copper inventory exceeded the historic LIFO cost by approximately $34 million at October 1, 2004 and by approximately $13 million at December 31, 2003. If the Company was not able to recover the LIFO value of its inventory at a profit in some future period when replacement costs were lower than the LIFO value of the inventory, the Company would be required to take a charge to recognize in its income statement all or a portion of the higher LIFO value of the inventory. Additionally, if LIFO inventory quantities are reduced in a period when replacement costs are lower than the LIFO value of the inventory, the Company would experience a decline in reported earnings. Conversely, if LIFO inventory quantities are reduced in a period when replacement costs exceed the LIFO value of the inventory, the Company would experience an increase in reported earnings.

Pension Accounting

Pension expense for the defined benefit pension plans sponsored by General Cable is determined based upon a number of actuarial assumptions, including an expected long-term rate of return on assets of 8.5%. This assumption was based on input from actuaries, including their review of historical 10 year, 20 year, and 25 year rates of inflation and real rates of return on various broad equity and bond indices in conjunction with the diversification of the asset portfolio. The expected long-term rate of return on assets is based on an asset allocation assumption of 65% allocated to equity investments, with an expected real rate of return of 7%, and 35% to fixed-income investments, with an expected real rate of return of 3%, and an assumed long-term rate of inflation of 3.5%. Because of market fluctuations, the actual asset allocations as of October 1, 2004 and December 31, 2003 were 65% and 74%, respectively, of equity investments and 35% and 26%, respectively, of fixed-income investments. Management believes that long-term asset allocation on average will approximate the Company’s assumptions and that an 8.5% long-term rate of return is a reasonable assumption.

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

General Cable evaluates its actuarial assumptions at least annually, and adjusts them as necessary. In 2003, pension expense for the Company’s defined benefit plans was $8.4 million. Based on an expected rate of return on plan assets of 8.5%, a discount rate of 6.0% and various other assumptions, the Company estimates its 2004 pension expense for its defined benefit plans will decrease approximately $3 million from 2003, primarily due to improved investment performance during 2003. A 1% decrease in the assumed discount rate would increase pension expense by approximately $1.9 million. Future pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the populations participating in the plans. In the event that actual results differ from the actuarial assumptions, the funded status of the defined benefit plans may change and any such change could result in a charge or credit to equity and an increase or decrease in future pension expense and cash contributions.

Deferred Income Tax Valuation Allowance

General Cable records a valuation allowance to reduce deferred tax assets to the amount that it believes is more likely than not to be realized. The valuation of the deferred tax asset is dependent on, among other things, the ability of the Company to generate a sufficient level of future taxable income. In estimating future taxable income, the Company has considered both positive and negative evidence, such as historical results of operations, including the losses realized in recent periods, and has considered the implementation of prudent and feasible tax planning strategies. Approximately $20 million of this deferred tax asset must be utilized prior to its expiration in the period 2006-2009. The remainder of the asset may be used for at least 15 years. This finite life has also been considered by the Company in the valuation of the asset. The Company has and will continue to review on a quarterly basis its assumptions and tax planning strategies and, if the amount of the estimated realizable net deferred tax asset is less than the amount currently on the balance sheet, the Company would reduce its deferred tax asset, recognizing a non-cash charge against reported earnings. At October 1, 2004, the Company had recorded a net deferred tax asset of $86.7 million ($10.1 million current and $76.6 million long term). At October 1, 2004, the Company concluded that, more likely than not, the net deferred tax asset will be realized.

Revenue Recognition

Revenue is recognized when goods are shipped to the customer, title and risk of loss are transferred, pricing is fixed or determinable and collectibility is reasonably assured. Most revenue transactions represent sales of inventory. A provision for payment discounts, product returns and customer rebates is recorded within the same period that the revenue is recognized. Given the nature of the Company’s business, revenue recognition practices do not contain estimates that materially affect results of operations.

New Accounting Standards

In January 2003, FIN No. 46, as revised, “Consolidation of Variable Interest Entities” was issued. FIN 46 is intended to achieve more consistent application of consolidation policies for variable interest entities. Application of FIN 46 is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. Accordingly, the Company has adopted FIN 46, which resulted in the consolidation of its fiber optic joint venture in the first quarter of 2004. The adoption of FIN 46 did not have a material effect on the Company’s financial position, results of operations or cash flows. See further discussion in Note 3 to Notes to Consolidated Financial Statements.

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

The Refinancing

On November 24, 2003, the Company completed a comprehensive refinancing of its existing bank debt which improved its capital structure and provided increased financial and operating flexibility by reducing leverage, increasing liquidity and extending debt maturities. The refinancing included the following: (i) a new senior secured revolving credit facility, (ii) the private placement of 7-year senior unsecured notes, (iii) the private placement of redeemable convertible preferred stock and (iv) a public offering of common stock. The Company applied the net proceeds from these refinancing transactions to repay all amounts outstanding under its former senior secured revolving credit facility, senior secured term loans and accounts receivable asset-backed securitization facility and to pay fees and expenses of approximately $23 million related to the refinancing. In the refinancing the Company raised $47.6 million through the sale of 5,807,500 shares of common stock at $8.20 per share (which included a 15% over-allotment option exercised on December 2, 2003) and $103.5 million through the sale of 2,070,000 shares of redeemable convertible preferred stock at $50.00 per share (which included the exercise of an option to purchase additional shares of preferred stock). The preferred stock has an annual dividend rate of 5.75% and a conversion price of $10.004 per share. The refinancing also included $285.0 million of 7-year senior unsecured notes due 2010 and a $240.0 million secured revolving credit facility. The senior unsecured notes bear interest at a fixed rate of 9.5% while loans under the credit facility, as amended, bear interest at a rate of LIBOR plus 200 to 250 basis points, depending on the Company’s fixed charge coverage as defined by the Credit Agreement. See further discussion of the amendment to the credit facility on page 36.

Results of Operations

The following table sets forth, for the periods indicated, statement of operations data in millions of dollars and as a percentage of net sales. Percentages may not add due to rounding.

	Three Fiscal Months Ended				Nine Fiscal Months Ended
	October 1,		September 30,		October 1,		September 30,
	2004		2003		2004		2003
	Amount	%	Amount	%	Amount	%	Amount	%
Net sales	$489.3	100.0%	$382.5	100.0%	$1,485.4	100.0%	$1,133.1	100.0%
Cost of sales	430.5	88.0%	337.1	88.1%	1,326.0	89.3%	998.7	88.1%

Gross profit	58.8	12.0%	45.4	11.9%	159.4	10.7%	134.4	11.9%
Selling, general and administrative expenses	39.1	8.0%	31.9	8.3%	115.9	7.8%	93.6	8.3%

Operating income	19.7	4.0%	13.5	3.5%	43.5	2.9%	40.8	3.6%
Other expense	—	—	—	—	(0.9)	(0.1)%	—	—
Interest expense, net	(9.0)	(1.8)%	(10.3)	(2.7)%	(27.3)	(1.8)%	(32.8)	(2.9)%

Earnings before income taxes	10.7	2.2%	3.2	0.8%	15.3	1.0%	8.0	0.7%
Income tax provision	(3.3)	(0.7)%	(1.1)	(0.3)%	(4.6)	(0.3)%	(2.8)	(0.2)%

Net income	7.4	1.5%	2.1	0.5%	10.7	0.7%	5.2	0.5%
Less: preferred stock dividends	(1.5)	(0.3)%	—	—	(4.5)	(0.3)%	—	—

Net income applicable to common shareholders	$5.9	1.2%	$2.1	0.5%	$6.2	0.4%	$5.2	0.5%

Three Fiscal Months Ended October 1, 2004 Compared with Three Fiscal Months Ended September 30, 2003

The net income applicable to common shareholders was $5.9 million, or $0.15 on a per diluted share basis, in the third quarter of 2004 compared to net income applicable to common shareholders of $2.1 million, or $0.06 on a per diluted share basis, in the third quarter of 2003. The net income applicable to common shareholders for the third quarter of 2004 includes a $1.5 million dividend on preferred stock, a $1.5 million pre-tax charge related to the remediation of a former manufacturing facility, and pre-tax charges of $1.8 million and $0.3 million related to the rationalization of certain of the Company’s industrial cable manufacturing facilities and the closure of its rod mill operation, respectively. The net income applicable to common shareholders for the third quarter of 2003 includes a pre-tax charge of $0.8 million for the liquidation of LIFO inventories and a pre-tax charge of $0.6 million for severance related to the Company’s ongoing cost cutting efforts in Europe.

Net Sales

The following tables set forth metal-adjusted net sales and metal pounds sold by segment, in millions. Net sales for the third quarter of 2003 have been adjusted to reflect the 2004 copper COMEX average price of $1.29 (a $0.49 increase compared to the prior period) and the aluminum rod average price of $0.85 per pound (a $0.17 increase compared to the prior period).

	Metal-Adjusted Net Sales
	Three Fiscal Months Ended
	October 1, 2004		September 30, 2003
	Amount	%	Amount	%
Energy	$169.3	34%	$153.1	35%
Industrial & specialty	174.5	36%	151.8	35%
Communications	145.5	30%	131.8	30%

Total metal-adjusted net sales	489.3	100%	436.7	100%

Metal adjustment	—		(54.2)

Total net sales	$489.3		$382.5

	Metal Pounds Sold
	Three Fiscal Months Ended
	October 1, 2004		September 30, 2003
	Pounds	%	Pounds	%
Energy	62.1	40%	61.5	43%
Industrial & specialty	53.8	35%	47.4	34%
Communications	39.7	25%	32.8	23%

Total metal pounds sold	155.6	100%	141.7	100%

Net sales increased 28% to $489.3 million in the third quarter of 2004 from $382.5 million in the third quarter of 2003. The net sales increase included a 3% increase, or $10.5 million, due to the favorable impact of foreign currency exchange rate changes. After adjusting 2003 net sales to reflect the $0.49 increase in the average monthly COMEX price per pound of copper and the $0.17 increase in the average aluminum rod price per pound in 2004, net sales increased 12% to $489.3 million, an increase from $436.7 million in 2003. The increase in metal-adjusted net sales reflect an 11% increase in the energy segment, a 15% increase in the industrial & specialty segment and a 10% increase in the communications segment. Metal pounds sold increased 10% compared to the third quarter of 2003. Metal pounds sold is provided herein as the Company believes this metric to be a good measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes and the Company believes its product mix to be relatively constant quarter over quarter.

The 11% increase in metal-adjusted net sales for the energy segment reflects a 5% increase in net sales in North America and a 23% increase in net sales in the Company’s international operations. The North American net sales increase reflects improved sales volume as a result of strong demand from power utilities for primary and secondary distribution cables compared to the third quarter of 2003. The Company anticipates this favorable trend could accelerate if energy legislation in the United States aimed at improving the transmission grid infrastructure is passed. The increase in the Company’s international operations metal-adjusted net sales is due to strong demand for distribution cable, increased wind farm projects and a $3.7 million favorable impact from changes in foreign currency exchange rates.

The 15% increase in metal-adjusted net sales in the industrial & specialty segment reflects a 3% increase in North America and a 30% increase in the Company’s international operations. Net sales of the Company’s North American industrial business increased from the third quarter of 2003 due to continued improvement in demand for cables utilized in industrial construction. Additionally, this segment has benefited from growth in sales of industrial cables utilized in maintenance, repair and plant operations. The net sales of the Company’s international operations increased 30% compared to the third quarter of 2003 as a result of strong demand related to flexible zero-halogen cables in Europe, an area in which the Company’s European operation is a leader and to a lesser extent a $5.0 million favorable impact from changes in foreign currency exchange rates.

The 10% increase in the communications segment metal-adjusted net sales reflects an increase in all product groups. Metal-adjusted net sales of telephone exchange cable increased in the third quarter of 2004 compared to the third quarter of 2003 as the Company benefited from the consolidation of competitors in 2004. Net sales of LAN cables increased in the third quarter of 2004 compared to the third quarter of 2003. This represents the third consecutive quarter with improved LAN cable sales demand compared to the prior year period. Additionally, this segment experienced an increase in sales of electronics products resulting from sustained penetration into targeted niche markets and an increase in wire harness and assembly products.

Selling, General and Administrative Expense

Selling, general and administrative expense increased to $39.1 million in the third quarter of 2004 from $31.9 million in the third quarter of 2003. This increase includes increased variable selling costs as a result of higher sales volume, a $0.8 million impact of increased SG&A expense in our international operations as a result of foreign currency exchanges rate changes, a $0.4 million increase resulting from the consolidation of a joint venture company in 2004 (previously the joint venture company was accounted for under the equity method), $1.1 million related to the Company’s Sarbanes-Oxley compliance work, $1.5 million related to remediation costs associated with a former manufacturing facility, increased fringe benefit costs and $0.3 million of charges related to plant rationalizations.

Operating Income

The following table sets forth operating income by segment, in millions of dollars.

	Operating Income
	Three Fiscal Months Ended
	October 1, 2004		September 30, 2003
	Amount	%	Amount	%
Energy	$10.8	47%	$11.6	82%
Industrial & specialty	8.7	37%	0.7	5%
Communications	3.8	16%	1.8	13%

Subtotal excluding corporate charges	23.3	100%	14.1	100%

Corporate charges	(3.6)		(0.6)

Total operating income	$19.7		$13.5

Operating income of $19.7 million for the third quarter of 2004 increased from $13.5 million in the third quarter of 2003. The increase is primarily due to strong performance from the Company’s international operations, increased sales volume in all segments, ongoing cost cutting initiatives in manufacturing expenses and the favorable impact of foreign currency exchange rate changes. Offsetting these increases are increased raw material costs, $1.5 million of costs related to the remediation of a former manufacturing facility and charges of $2.1 million relating to the rationalization of certain industrial cable manufacturing facilities and the closure of the Company’s rod mill facility. Operating income for the third quarter of 2003 included a $0.8 million charge for the liquidation of LIFO inventory quantities and a $0.6 million charge for severance related to the Company’s cost cutting efforts in Europe.

Interest Expense

Net interest expense decreased to $9.0 million in the third quarter of 2004 from $10.3 million in the third quarter of 2003. The decrease in interest expense is the result of lower outstanding borrowings and interest costs under the Company’s new debt structure (see previous refinancing discussion) effective November 24, 2003, a lower credit spread under the Company’s new credit facility and a reduction in the amortization of bank fees relating to the new credit facility compared to the former credit facility.

Tax Provision

The Company’s effective tax rate for the third quarter of 2004 and 2003 was 30.8% and 35.5%, respectively. The effective tax rate for the third quarter of 2004 decreased due to differences in the relative profitability of business operations in various taxing jurisdictions, the utilization of net operating loss carryforwards in foreign tax jurisdictions for which a tax benefit had not been previously recognized, and the inherent volatility of the effective tax rate percentage at low pre-tax book income levels.

Preferred Stock Dividends

During the quarter, the Company accrued $1.5 million in dividends on its preferred stock.

Nine Fiscal Months Ended October 1, 2004 Compared with Nine Fiscal Months Ended September 30, 2003

The net income applicable to common shareholders was $6.2 million, or $0.16 on a per diluted share basis, in the first nine fiscal months of 2004 compared to net income applicable to common shareholders of $5.2 million in the first nine fiscal months of 2003. The net income applicable to common shareholders for the first nine fiscal months of 2004 includes a $4.5 million dividend on preferred stock, a $1.5 million pre-tax charge for remediation costs related to a former manufacturing facility, pre-tax charges of $6.7 million related to the rationalization of certain of the Company’s industrial cable manufacturing facilities, a pre-tax gain of $0.3 million related to the closure of the Company’s rod mill operation and a pre-tax $0.9 million foreign currency transaction loss. The net income applicable to common shareholders for the first nine fiscal months of 2003 includes a pre-tax charge of $1.7 million for severance related to the Company’s ongoing cost cutting efforts in Europe and a pre-tax charge of $0.8 million for the liquidation of LIFO inventory quantities.

Net Sales

The following tables set forth metal-adjusted net sales and metal pounds sold by segment, in millions. Net sales for the first nine fiscal months of 2003 have been adjusted to reflect the 2004 copper COMEX average price of $1.25 (a $0.48 increase compared to the prior period) and the aluminum rod average price of $0.83 per pound (a $0.15 increase compared to the prior period).

	Metal-Adjusted Net Sales
	Nine Fiscal Months Ended
	October 1, 2004		September 30, 2003
	Amount	%	Amount	%
Energy	$520.4	35%	$458.8	35%
Industrial & specialty	561.6	38%	465.7	36%
Communications	403.4	27%	369.1	29%

Total metal-adjusted net sales	1,485.4	100%	1,293.6	100%

Metal adjustment	—		(160.5)

Total net sales	$1,485.4		$1,133.1

	Metal Pounds Sold
	Nine Fiscal Months Ended
	October 1, 2004		September 30, 2003
	Pounds	%	Pounds	%
Energy	208.4	42%	192.1	45%
Industrial & specialty	178.4	36%	145.7	34%
Communications	110.2	22%	92.1	21%

Total metal pounds sold	497.0	100%	429.9	100%

Net sales increased 31% to $1,485.4 million in the first nine fiscal months of 2004 from $1,133.1 million in the first nine fiscal months of 2003. The net sales increase included a 4% increase, or $43.4 million, due to the favorable impact of foreign currency exchange rate changes. After adjusting 2003 net sales to reflect the $0.48 increase in the average monthly COMEX price per pound of copper and the $0.15 increase in the average aluminum rod price per pound in 2004, net sales increased 15% to $1,485.4 million, up from $1,293.6 million in 2003. The increase in metal-adjusted net sales reflects a 13% increase in the energy segment, a 21% increase in the industrial & specialty segment and a 9% increase in the communications segment. Metal pounds sold increased 16% compared to the first nine months of 2003. Metal pounds sold is provided herein as the Company believes this metric to be a good measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes and the Company believes its product mix to be relatively constant year over year.

The 13% increase in metal-adjusted net sales for the energy segment reflects a 9% increase in net sales in North America and a 23% increase in net sales in the Company’s international operations. The North American net sales reflect an increase in demand from power utilities for primary and secondary distribution cables compared to the first nine fiscal months of 2003 and a $5.9 million favorable impact from changes in foreign currency exchange rates. The Company anticipates demand could accelerate if energy legislation in the United States aimed at improving the transmission grid infrastructure is passed. The North American sales volume increase also reflects the fact that sales volume in the first nine months of 2003 was negatively impacted by unseasonable weather in the Midwest and Northeast, which affected the ability of the Company’s customers to install cables. The Company’s international operations have benefited from increased demand for distribution cables in addition to a $13.2 million favorable impact from changes in foreign currency exchange rates.

The 21% increase in metal-adjusted net sales in the industrial & specialty segment reflects a 30% increase in the Company’s international operations and a 13% increase in North America. Net sales of the North American industrial business for the first nine fiscal months of 2004 increased compared to the same period last year. The Company believes the continued

improvement in sales volume indicates a recovery in the end markets for these cables. Additionally, this segment has benefited from growth in its domestic automotive aftermarket wire set business and an increase in sales of industrial cables utilized in maintenance, repair and plant operations. The net sales of the Company’s international operations increased 30% which reflects strong demand related to its flexible zero-halogen cables in Europe, an area in which the European operation is a leader and a $20.2 million favorable impact from changes in foreign currency exchange rates.

The 9% increase in the communications segment metal-adjusted net sales reflects an increase in all businesses. Metal-adjusted net sales of telephone exchange cable increased in the first nine fiscal months of 2004 compared to the first nine fiscal months of 2003 as the Company benefited from the consolidation of competitors in 2004. The sales volume in data communication cables, primarily LAN cables, increased in the first nine fiscal months of 2004 compared to the first nine fiscal months of 2003, but continues to experience competitive price pressure. Additionally this segment experienced an increase in sales of electronics products resulting from sustained penetration into targeted niche markets and an increase in sales of wire harness and assembly products.

Selling, General and Administrative Expense

Selling, general and administrative expense increased to $115.9 million in the first nine fiscal months of 2004 from $93.6 million in the first nine fiscal months of 2003. This increase includes increased variable selling costs as a result of higher sales volume, a $3.2 million impact of increased SG&A expense in our international operations as a result of foreign currency exchange rate changes, a $2.1 million increase resulting from the consolidation of a joint venture company beginning in the first quarter of 2004 (previously the joint venture company was accounted for under the equity method), $1.9 million related to the Company’s Sarbanes-Oxley compliance work, $1.5 million related to remediation costs associated with a former manufacturing facility, increased fringe benefit costs and $0.7 million of corporate charges related to plant rationalizations.

Operating Income

The following table sets forth operating income by segment, in millions of dollars.

	Operating Income
	Nine Fiscal Months Ended
	October 1, 2004		September 30, 2003
	Amount	%	Amount	%
Energy	$28.2	55%	$29.4	69%
Industrial & specialty	18.2	35%	7.8	18%
Communications	5.0	10%	5.3	13%

Subtotal excluding corporate charges	51.4	100%	42.5	100%

Corporate charges	(7.9)		(1.7)

Total operating income	$43.5		$40.8

Operating income of $43.5 million for the first nine fiscal months of 2004 increased from $40.8 million in the first nine fiscal months of 2003. The increase was primarily the result of strong performance from the Company’s international operations, increased sales volume in all segments, ongoing cost cutting initiatives in manufacturing expenses and the favorable impact of foreign currency exchange rate changes. These increases were partially offset by increased raw material costs (both metal and non-metal) which were not fully recovered through customer price increases, $1.5 million of costs related to the remediation of a former manufacturing facility, and net corporate charges of $6.4 million relating to the rationalization of certain industrial cable manufacturing facilities and the closure of the Company’s rod mill operation.

Other Expense

Other expense of $0.9 million in the first nine months of 2004 includes foreign currency transaction losses which resulted from changes in exchange rates between the designated functional currency and the currency in which the transaction is denominated.

Interest Expense

Net interest expense decreased to $27.3 million in the first nine fiscal months of 2004 from $32.8 million in the first nine fiscal months of 2003. The decrease in interest expense is the result of lower outstanding borrowings and interest costs under the Company’s new debt structure (see previous refinancing discussion) effective November 24, 2003, a lower credit spread under the Company’s new credit facility and a reduction in the amortization of bank fees relating to the new credit facility compared to the former credit facility.

Tax Provision

The Company’s effective tax rate for the first nine fiscal months of 2004 and 2003 was 30.0% and 35.5%, respectively. The effective tax rate for the first nine fiscal months of 2004 decreased due to differences in the relative profitability of business operations in various taxing jurisdictions, the utilization of net operating loss carryforwards in foreign tax jurisdictions for which a tax benefit had not been previously recognized, and the inherent volatility of the effective tax rate percentage at low pre-tax book income levels.

Preferred Stock Dividends

During the first nine fiscal months of 2004, the Company accrued $4.5 million in dividends on its preferred stock.

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

General Cable Corporation is a holding company with no operations of its own. All of the Company’s operations are conducted, and net sales are generated, by its subsidiaries and investments. Accordingly, the Company’s cash flow depends on the cash flows of its operations, in particular, the North American operations upon which it has historically depended the most. However, the Company’s ability to use cash flow from its international operations, if necessary, will likely be adversely affected by limitations on the Company’s ability to repatriate such earnings tax efficiently.

Cash flow provided by operating activities in the first nine fiscal months of 2004 was $20.7 million. This reflects an increase in accounts payable, accrued and other liabilities of $99.7 million and net income before depreciation and amortization, foreign currency exchange loss, deferred income taxes and gain on the disposal of property of $28.6 million. The increase in accounts payable, accrued and other liabilities is primarily due to an increase in accounts payable which reflects greater manufacturing activity by the Company and the increase in metals costs during the first nine months as compared to the fourth quarter of 2003. These positive cash flows were largely offset by a $94.1 million increase in accounts receivable, a $12.6 million increase in inventories and a $0.9 million increase in prepaid and other assets. The increase in accounts receivable reflects improved sales volume experienced in the first nine months of 2004 as a result of improving demand in the Company’s end markets as well as increased pricing in response to increased metals costs. Inventory has increased as a result of the Company’s need to service the improving demand in its end markets. However, inventory turnover for the total Company improved by slightly less than one turn compared to the same period in 2003 due to the Company’s focus on supply chain management, application of Lean principles and increasing integration with its customers. The following table sets forth net cash provided by (used by) operating activities by geographic region for the following periods (in millions):

	Nine Fiscal Months Ended
	October 1, 2004	September 30, 2003
North America	$(19.3)	$54.7
International	40.0	3.5

Total	$20.7	$58.2

Cash flow used by investing activities was $22.1 million in the first nine fiscal months of 2004, principally reflecting $24.1 million of capital expenditures. The Company anticipates capital spending to be approximately $35 million in 2004. Additionally, the Company received proceeds of $2.4 from the sale of property, primarily equipment from the Company’s closed facilities.

Cash flow provided by financing activities in the first nine fiscal months of 2004 was $8.0 million. This reflects an increase in borrowings under the Company’s new revolving credit facility of $13.8 million, which was due in part to the higher working capital requirements discussed above as a result of improving demand in the Company’s end markets as well as the increase in metal prices during the first nine months of 2004. In addition, the Company received $0.4 million in partial payment of loans from shareholders and $0.2 million in proceeds from the exercise of stock options. This source of cash was partially offset by the payment of preferred stock dividends of $4.5 million and the $1.9 million repayment of other debt.

The Company’s new senior secured revolving credit facility, as amended, provides for up to $240.0 million in borrowings, including a $50.0 million sublimit for the issuance of commercial and standby letters of credit and a $20.0 million sublimit for swingline loans. Advances under the credit facility are limited to a borrowing base computed using defined advance rates for eligible accounts receivable, inventory, equipment and owned real estate properties. The fixed asset component of the borrowing base is subject to scheduled reductions. At October 1, 2004, the Company had undrawn availability of $147.4 million under the new credit facility.

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

The Company amended its Credit Agreement, effective October 22, 2004, which reduced the interest rate on borrowings under the credit facility by 50 basis points, increased the annual capital spending limit and provided for the ability to swap up to $100 million of its existing fixed rate Senior notes to a floating interest rate.

The Company’s European operations participate in arrangements with several European financial institutions who provide extended accounts payable terms to the Company on an uncommitted basis. In general, the arrangements provide for accounts payable terms of up to 180 days. At October 1, 2004, the arrangements had a maximum availability limit of the equivalent of approximately $111 million, of which approximately $91 million was drawn. Should the availability under these arrangements be reduced or terminated, the Company would be required to negotiate longer payment terms or repay the outstanding obligations with suppliers under this arrangement over 180 days and seek alternative financing arrangements which could increase the Company’s interest expense. The Company also has an approximate $25 million uncommitted facility in Europe, which allows the Company to sell at a discount, with limited recourse, a portion of its accounts receivable to a financial institution. At October 1, 2004, this accounts receivable facility was not drawn upon.

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

As part of General Cable’s ongoing efforts to reduce total operating costs, the Company continuously evaluates its ability to more efficiently utilize existing manufacturing capacity. Such evaluation includes the costs associated with and benefits to be derived from the combination of existing manufacturing assets into fewer plant locations and the possible outsourcing of certain manufacturing processes. The Company previously announced the rationalization and refocusing of operations of certain of its industrial cable manufacturing plants which resulted in a $7.6 million charge in the fourth quarter of 2003 (of which approximately $1.3 million were cash payments) and a $6.7 million charge in the first nine fiscal months of 2004 (of which approximately $3.5 million were cash payments). Additional charges (currently estimated to be $3.8 million, of which approximately $3.6 million will be cash payments) will be incurred during the fourth quarter of 2004 as the planned actions are completed. During the second quarter of 2004, the Company closed its rod mill operation and sold most of the equipment utilized in that operation for proceeds of $1.0 million. These proceeds were partially by a $0.7 million charge related to the closing of the rod mill. Additional costs related to the disposition of this facility, which are expected to be incurred in the fourth quarter of 2004, are currently estimated to be $0.3 million.

Summarized information about the Company’s contractual obligations and commercial commitments as of October 1, 2004 is as follows (in millions of dollars):

	Payments Due by Period
		Less than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years
Contractual obligations:
Long-term debt	$353.2	$1.5	$0.4	$57.1	$294.2
Operating leases	16.0	6.1	7.1	2.8	—
Commodity futures and forward pricing agreements	107.0	106.5	0.5	—	—
Foreign currency contracts	29.3	29.3	—	—	—
Total	$505.5	$143.4	$8.0	$59.9	$294.2

The Company will be required to make future cash contributions to its defined benefit pension plans. The estimate for these contributions is approximately $12 million during 2004 and approximately $6 million during 2005. Estimates of cash contributions to be made after 2005 are difficult to make due to the number of variable factors which impact the calculation of defined benefit pension plan contributions. General Cable will also be required to make interest payments on its debt. The Company’s senior unsecured notes require interest payments of $27.1 million a year, beginning in 2004 through 2010. The interest payments to be made on the Company’s revolving loans and other debt are based on variable interest rates and the amount of the borrowings under the revolving credit facility depend upon the Company’s working capital requirements. The Company’s preferred stock dividends are payable in cash or common stock or a combination thereof, in the amount of $6.0 million a year, from 2004 through 2013.

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

The notional amounts and fair values of these financial instruments at October 1, 2004 and December 31, 2003 are shown below (in millions). The carrying amount of the financial instruments was a net asset of $3.6 million at October 1, 2004 and a liability of $1.4 million at December 31, 2003.

	October 1, 2004		December 31, 2003
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Interest rate swap	$9.0	$(0.7)	$9.0	$(0.7)
Foreign currency forward exchange	29.3	0.1	38.4	(0.8)
Commodity futures	41.1	4.2	13.6	0.1

		$3.6		$(1.4)

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the internal controls over financial reporting and assert in the Company’s Annual Report on Form 10-K for the year ending December 31, 2004, whether the internal controls over financial reporting at December 31, 2004 are effective. The Company has substantially completed the documentation phase of the project and is currently testing the documented internal controls and evaluating the deficiencies in the design and operational effectiveness of such internal controls that have been identified to date. Management currently believes that it will complete the project and be able to assert in the Annual Report on Form 10-K for the year ending December 31, 2004, that its internal controls over financial reporting at December 31, 2004, are effective. However, significant testing and remediation remain to be completed between now and year end and it is possible that one or more material weaknesses may be identified prior to completion of this project.

PART II. Other Information

Item 6. Exhibits

a)	Exhibits

10.67	Form of Grant Agreement pursuant to the General Cable Corporation 1997 Stock Incentive Plan.

10.68	Form of Grant Agreement pursuant to the General Cable Corporation 2000 Stock Option Plan.

10.69	Amended and restated Credit Agreement dated October 22, 2004, between the Company and Merrill Lynch Capital as collateral and syndication agent, UBS AG as Administrative Agent and the lenders signatory thereto.

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) or 15a – 14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) or 15d – 14(a)

32.1	Certification pursuant to 18 U.S.C. Section 1350

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Cable Corporation
Signed: November 5, 2004	By:	/s/ CHRISTOPHER F. VIRGULAK
Christopher F. Virgulak
Executive Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)