Form 10-K
period 2004-12-31
GENERAL CABLE CORP /DE/
filed 2005-03-30
CIK 886035

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004
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
Yes ☑       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and need not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to the Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes ☑       No ☐

The aggregate market value of the Registrant’s Common Stock held by non-affiliates was $329.3 million at June 30, 2004 (based upon non-affiliate holdings of 38,519,941 shares and a market price of $8.55 per share).

At March 15, 2005, there were 39,408,419 shares of the Registrant’s Common Stock outstanding.

Documents Incorporated by Reference:

Proxy Statement for the 2005 Annual Meeting of Shareholders (portions of which are incorporated by reference in Part III hereof).

GENERAL CABLE CORPORATION
INDEX TO ANNUAL REPORT
ON FORM 10-K

PART I.

Item 1. Business

General Cable Corporation (the Company) is a leading global developer and manufacturer in the wire and cable industry. The Company’s operations are divided into three main segments: energy, industrial & specialty and communications. Energy cable products include low-, medium- and high-voltage power distribution and power transmission products for overhead and buried applications. Industrial & specialty wire and cable products conduct electrical current for industrial, OEM, commercial and residential power and control applications. Communications wire and cable products transmit low-voltage signals for voice, data, video and control applications. The Company has a leading market position in each of the segments in which it competes due to product, geographic and customer diversity and the Company’s ability to operate as a low cost provider. The Company sells a wide variety of copper, aluminum and fiber optic wire and cable products, which it believes represents the most diversified product line of any U.S. manufacturer. As a result, the Company is able to offer its customers a single source for most of their wire and cable requirements. The Company manufactures its product lines in 26 facilities and sells its products worldwide through its operations in North America, Europe and Oceania. Technical expertise and implementation of Lean Six Sigma strategies have contributed to the Company’s ability to maintain its position as a low cost provider.

The Company is a Delaware corporation and was incorporated in April 1994. Its principal executive offices are located at 4 Tesseneer Drive, Highland Heights, Kentucky 41076-9753 and its telephone number is (859) 572-8000. The Company’s internet address is www.generalcable.com. General Cable’s annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are made available free of charge at www.generalcable.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). In addition, the Company will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC. Requests should be directed to: Investor Relations, General Cable Corporation, 4 Tesseneer Drive, Highland Heights, KY 41076-9753.

The information on the website listed above is not and should not be considered part of this annual report on Form 10-K and is not incorporated by reference in this document. This website address is and is only intended to be an inactive textual reference.

The Company and its predecessors have served various wire and cable markets for over 150 years. The Company’s immediate predecessor was a unit of American Premier Underwriters, Inc. (American Premier), previously known as The Penn Central Corporation. American Premier acquired the Company’s existing wire and cable business in 1981 and significantly expanded the business between 1988 and 1991 by acquiring Carol Cable Company, Inc. and other wire and cable businesses and facilities. In June 1994, a subsidiary of Wassall PLC acquired the Predecessor by purchase of General Cable’s outstanding subordinated promissory note, the General Cable common stock held by American Premier and a tender offer for the publicly-held General Cable common stock. Between May and August 1997, Wassall consummated public offerings for the sale of all of its interest in General Cable’s common stock. The Company has operated as an independent public company since completion of the offerings.

Products and Markets

Financial information for each of the Company’s three main operating segments is summarized below, in millions of dollars:

	Year Ended December 31,
	2004		2003		2002
	Amount	%	Amount	%	Amount	%
Net sales:
Energy	$705.7	36%	$560.2	37%	$516.0	36%
Industrial & specialty	734.3	37%	542.4	35%	499.4	34%
Communications	530.7	27%	435.8	28%	438.5	30%

Total net sales	$1,970.7	100%	$1,538.4	100%	$1,453.9	100%

Operating income (loss):
Energy	$39.8	57%	$38.0	71%	$36.9	75%
Industrial & specialty	23.0	33%	9.9	18%	9.7	20%
Communications	6.6	10%	6.0	11%	2.5	5%

Subtotal	69.4	100%	53.9	100%	49.1	100%

Corporate and other operating items	(12.9)		(8.2)		(33.4)

Total operating income	$56.5		$45.7		$15.7

	December 31,
	2004	2003
Total assets:
Energy	$342.9	$269.5
Industrial & specialty	401.0	325.1
Communications	333.5	302.9
Corporate	143.4	152.0

Total assets	$1,220.8	$1,049.5

The principal products, markets, distribution channels and end-users of each of the Company’s product categories are summarized below:

Product Category	Principal Products	Principal Markets	Principal End-Users
Energy
Utility	Low-Voltage, Medium-Voltage Distribution; Bare Overhead Conductor; High-Voltage Transmission Cable	Power Utility	Investor-Owned Utility Companies; State and Local Public Power Companies; Rural Electric Associa- tions; Contractors
Industrial & Specialty
Instrumentation, Power, Control and Specialty	Rubber and Plastic- Jacketed Wire and Cable; Power and Industrial Cable; Instrumentation and Control Cable	Industrial Power and Control; Utility/Marine/Transit; Military; Mining; Oil and Gas; Industrial; Power Generation; Infrastructure; Residential Construction	Industrial Con- sumers; Contractors; OEMs; Military Customers; Telecommunication System Operators
Automotive	Ignition Wire Sets	Automotive Aftermarket	Consumers
Communications
Outside Voice and Data (Telecommunications)	Outside Plant Telecommunications Exchange Cable; Outside Service Wire	Telecom Local Loop	Telecommunications System Operators
Data Communications	Multi-Conductor/Multi-Pair; Fiber Optic; Shipboard; Military Fiber Cable	Computer Networking and Multimedia Applications	Contractors; OEMs; Systems Integrators; Systems Operators;
Electronics	Multi-Conductor; Coaxial; Sound, Security/Fire Alarm Cable	Building Management; Entertainment; Equipment Control	Contractors; Consumers
Assemblies	Cable Harnesses; Connector Cable	Telecommunications; Industrial Equipment; Medical Equipment	Communications and Industrial Equipment Manufacturers

The Company operates its businesses globally, with 66% of net sales in 2004 generated from North American operations and 34% generated from International operations.

Industry and Market Overview

In North America, General Cable has been operating for some time in a difficult business environment. The wire and cable industry is competitive, mature and cost driven. In many business segments, there is little differentiation among industry participants from a manufacturing or technology standpoint. During 2004, the Company’s end markets have shown signs of recovery. There has been significant merger and acquisition activity which, we believe, may lead to a reduction in the deployment of inefficient, high cost capacity in the industry. Wire and cable products are relatively low value added, higher weight (and therefore relatively expensive to transport) and often subject to regional or country specifications. The wire and cable industry is raw materials intensive with copper and aluminum comprising the major cost components for cable products. Changes in the cost of copper and aluminum are generally passed through to the customer, although there can be timing delays of varying lengths depending on the volatility in metal prices, the type of product, competitive conditions and particular customer arrangements.

Energy

The energy market consists of low-, medium- and high-voltage power distribution and power transmission products for overhead and buried applications. Growth in this market will be largely dependent on investment policy of electric utilities and infrastructure improvement. The Company believes that the increase in electricity consumption in North America has outpaced the rate of utility investment in power cables. As a result, the Company believes the average age of power transmission cables has increased, the current electric transmission infrastructure needs to be upgraded and the transmission grid is near capacity. In addition, the 2003 power outages in the U.S., Canada and Europe emphasized the need to upgrade the power transmission infrastructure used by electric utilities, which may, over time, cause an increase in demand for the Company’s energy products. In addition, tax legislation was recently passed in the United States which includes the renewal of tax credits for producing power from wind. This may also cause an increase in demand for the Company’s products as the Company is a significant manufacturer of wire and cable used in wind farms.

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

The Company anticipates that sales volume for North American customers should improve over time as utility customers address capital projects that were previously deferred, including enhancements to the power transmission and distribution grid. There is proposed energy legislation in the United States which would provide future regulatory relief and allow North American utility companies to earn an adequate rate of return on their investment in upgrading the transmission grid infrastructure. In addition, certain other proposed legislation in the United States, if passed, will permit accelerated depreciation on transmission grids, certain tax credits and bonus depreciation on new equipment which could create an increased demand for the Company’s products.

A majority of the Company’s North America energy market customers have entered into written agreements with the Company for the purchase of wire and cable products. These agreements typically have 2-4 year terms and provide adjustments to selling prices to reflect fluctuations in the cost of raw materials. These agreements do not guarantee a minimum level of sales. Historically, approximately 70% of our North America energy business revenues are under contract prior to the start of each year.

The Company’s European energy cables business is headquartered in Barcelona, Spain and is a strong regional wire and cable manufacturer in Europe. The business utilizes its broad product offering and its low cost manufacturing platform to gain market share. The business has also benefited from its competitors ongoing withdrawal of medium-voltage cable manufacturing capacity from the European market and from the trend in Europe to install power cables underground, which requires more highly engineered cables.

Industrial & Specialty

The industrial & specialty market consists of wire and cable products that conduct electrical current for industrial, OEM, commercial and residential power and control applications. The principal product categories in this market are portable cord, industrial cables and automotive products.

The global market for industrial & specialty cable products has many niches. Sales in North America have declined in recent years as the result of a substantial decline in industrial construction spending from mid-1990 peak levels. However the Company has seen strengthening demand in 2004 which may indicate a turnaround in industrial construction spending in North America. This segment has also experienced increased demand for cables utilized in industrial repairs and maintenance and the automotive aftermarket. Growth in the industrial & specialty markets will be largely dependent upon new industrial construction, investment in capital equipment and vehicle after-market maintenance spending.

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

Automotive Products. The Company’s principal automotive product is ignition wire sets for sale to the automotive aftermarket. The Company sells its automotive ignition wire sets primarily to automotive parts retailers and distributors, hardware and home center retail chains and hardware distributors. The Company’s automotive products are also sold on a private label basis to retailers and other automotive parts manufacturers.

Communications

The communications market consists of wire and cable products that transmit low-voltage signals for voice, data, video and control applications. The principal product categories are:

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

In recent years, sales of communications wire and cable products have decreased, primarily the result of a significant decline from historic spending levels for outside plant telecommunications cables and a weak market for switching/local area networking cables. The industry has benefited from the consolidation of competitors during 2004. Growth in this market will be largely dependent upon the level of information technology spending on network infrastructure and capital spending by the regional bell operating companies, or RBOCs, on maintenance, repair and expansion of their copper cable infrastructure. The Company anticipates, based on recent regulatory announcements, further deployment of fiber optic products into the telephone network. Increased spending by the telephone companies on fiber deployment may negatively impact their purchases of the Company’s copper based telecommunications cable products. However, this impact may be somewhat mitigated in that the Company believes it will benefit from the further investment in fiber broadband networks as its customers will most likely need to upgrade a portion of their copper network to support the fiber network.

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

Data Communications Products. Data communications products are high-bandwidth twisted pair copper and fiber optic cable for the customer premise, local area networks, central office and OEM telecommunications equipment markets. Customer premise products are used for wiring at subscriber premises, and include computer, riser rated and plenum rated wire and cable. Riser cable runs between floors and plenum cable runs in air spaces, primarily above ceilings in non-residential structures. Local area network cables run between computers along horizontal raceways and in backbones between servers. Central office products interconnect components within central office switching systems and public branch exchanges. The Company sells data communications products primarily to distributors through agents and a direct sales force. The market for data communications products has been adversely affected by a decrease in information technology spending. However, this decrease has been partially offset by continued spending in this market on maintenance and repair.

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

Geographic Groups

General Cable analyzes its worldwide operations in two geographic groups: 1) North America and 2) International. The following table sets forth net sales and operating income by geographic group for the periods presented, in millions of dollars:

	Fiscal Year Ended December 31,
	2004		2003		2002
	Amount	%	Amount	%	Amount	%
Net sales :
North America	$1,300.6	66%	$1,074.2	70%	$1,077.2	74%
International	670.1	34%	464.2	30%	376.7	26%

Total net sales	$1,970.7	100%	$1,538.4	100%	$1,453.9	100%

Operating income (loss):
North America	$17.1	25%	$5.6	10%	$15.0	31%
International	52.3	75%	48.3	90%	34.1	69%

Subtotal	69.4	100%	53.9	100%	49.1	100%

Corporate charges	(12.9)		(8.2)		(33.4)

Total operating income	$56.5		$45.7		$15.7

	December 31,
	2004	2003
Total long-lived assets:
North America	$213.4	$219.0
International	142.6	114.3

Total long-lived assets	$356.0	$333.3

The Company believes that it is the largest participant in the North American market. The Company’s European business is headquartered in Barcelona, Spain, and has three manufacturing facilities in the Barcelona area, a manufacturing facility near Lisbon, Portugal and a plant in Brazil, all of which are supported by centralized marketing, sales and production planning. The main markets served are Spain, Portugal, France, United Kingdom, Norway, Belgium and Brazil, with approximately 90% of sales generated in the European market and the remaining 10% representing export sales. Over 90% of net sales in Europe and Oceania are derived from energy and industrial and specialty cable sales. The Company’s Oceania business consists of a regional headquarters and manufacturing facility in Christchurch, New Zealand, a joint venture manufacturing facility in Fiji and sales offices in New Zealand and Australia. The business offers a broad product range in the energy, communications and electrical markets principally serving New Zealand, Australia, Fiji, and the Pacific Islands with certain products also sold into Asia.

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

Raw Materials

The principal raw material used by General Cable in the manufacture of its wire and cable products is copper. The Company purchases copper from a number of major domestic and foreign producers, generally through annual supply contracts. Copper is available from many sources, and the Company believes that it is not dependent on any single supplier of copper. In 2004, the Company’s largest supplier of copper accounted for approximately 48% of its North American copper purchases.

In North America, the Company has centralized the purchasing of its copper, and aluminum, another significant raw material, to capitalize on economies of scale and to facilitate the negotiation of favorable purchase terms from suppliers. The price of copper and aluminum has historically been subject to considerable volatility. The Company generally passes changes in copper and aluminum prices along to its customers, although there are timing delays of varying lengths depending upon the volatility in copper and aluminum prices, the type of product, competitive conditions and particular customer arrangements. A significant portion of the Company’s energy and communications business and, to a lesser extent, the Company’s industrial business has metal escalators written into customer contracts under a variety of price setting and recovery formulas. The remainder of the Company’s business requires that the cost of higher metal prices be recovered through negotiated price increases with customers. In these instances, the ability to increase the Company’s selling prices may lag the movement in metal prices by a period of time as the customer price increases are implemented. As a result of this and a number of other practices intended to match copper and aluminum purchases with sales, profitability over time has historically not been significantly affected by changes in copper and aluminum prices. General Cable does not engage in speculative metals trading or other speculative activities. Also, the Company does not engage in activities to hedge the underlying value of its copper and aluminum inventory.

Other raw materials utilized by the Company include nylon, polyethylene resin and compounds and plasticizers, fluoropolymer compounds, optical fiber and a variety of filling, binding and sheathing materials. In 2004, the Company produced approximately 26% of its PVC compound requirements for its North American operations. The Company believes that all of these materials are available in sufficient quantities through purchases in the open market.

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

In the transaction with Wassall PLC in 1994, American Premier Underwriters, Inc. agreed to indemnify the Company against liabilities (including all environmental liabilities) arising out of the Company’s or the Company’s predecessors’ ownership or operation of the Indiana Steel & Wire Company and Marathon Manufacturing Holdings, Inc. businesses (which were divested by the predecessor prior to the 1994 Wassall transaction), without limitation as to time or amount. American Premier also agreed to indemnify the Company against 66 2 / 3 % of all other environmental liabilities arising out of the Company’s or the Company’s predecessors’ ownership or operation of other properties and assets in excess of $10 million but not in excess of $33 million, which were identified during the seven-year period ended June 2001. Indemnifiable environmental liabilities through June 2001 were substantially below that threshold. In addition, the Company also has claims against third parties with respect to some of these liabilities.

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

Employees

At December 31, 2004, approximately 6,300 persons were employed by General Cable, and collective bargaining agreements covered approximately 3,600 employees at various locations around the world. During the last five calendar years, the Company has experienced one strike in North America and one strike in Oceania both of which were settled on satisfactory terms. There have been no other major strikes at any of the Company’s facilities during the last five calendar years. In North America, union contracts will expire at three facilities in 2005 and three in 2006. On March 21, 2005, union workers at the Company’s Lincoln, Rhode Island manufacturing facility commenced a strike. As of the date of this filing, the parties had not reached agreement on a new contract and therefore the union workers remained on strike. Both parties are continuing to work together to reach a new contract. The Company does not expect that the strike will have a significant impact on its financial results for the first quarter of 2005. In Europe and Oceania, labor agreements are generally negotiated on an annual or bi-annual basis. The Company believes that its relationships with its employees are good.

Item 2. Properties

The Company’s principal properties are listed below. The Company believes that its properties are generally well maintained and are adequate for the Company’s current level of operations.

	Square	Use/Product	Owned
Location	Feet	Line(s)	or Leased
North America
Manufacturing Facilities:
Marion, IN	745,000	Industrial & specialty cables	Owned
Marshall, TX	692,000	Aluminum low-voltage energy cables	Owned
Willimantic, CT	686,000	Industrial & specialty cables	Owned
Manchester, NH	550,000	Electronic products	Owned
Lawrenceburg, KY	383,000	Outside voice and data products and data communications products	Owned
Bonham, TX	364,000	Outside voice and data products	Owned
Lincoln, RI	350,000	Industrial & specialty cables and automotive products	Owned
Malvern, AR	338,000	Aluminum medium-voltage energy cables	Owned
DuQuoin, IL	279,000	Medium-voltage energy cables	Owned
Tetla, Mexico	218,000	Outside voice and data products	Owned
Altoona, PA	193,000	Automotive products	Owned
Jackson, TN	182,000	Data communications cables	Owned
LaMalbaie, Canada	120,000	Low-and medium-voltage energy cables	Owned
St. Jerome, Canada	110,000	Low-and medium-voltage energy cables	Owned

Distribution and Other Facilities:
Lebanon, IN	198,000	Distribution center	Leased
Chino, CA	189,000	Distribution center	Leased
Highland Heights, KY	166,000	World headquarters, technology center and learning center	Owned

International
Barcelona, Spain(1)	1,080,000	Power transmission and distribution, industrial & specialty cables	Owned
New Zealand(1)	314,000	Power distribution, industrial & specialty and communications cables	Owned
Lisbon, Portugal	255,000	Power distribution, industrial & specialty and communications cables	Owned

(1)	Certain locations represent a collection of facilities in the local area.

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

American Premier Underwriters, Inc., in connection with the 1994 Wassall PLC transaction, agreed to indemnify General Cable against liabilities (including all environmental liabilities) arising out of General Cable or its predecessors’ ownership or operation of the Indiana Steel & Wire Company and Marathon Manufacturing Holdings, Inc. businesses (which were divested by the predecessor prior to the 1994 Wassall transaction), without limitation as to time or amount. American Premier also agreed to indemnify General Cable against 66 2 / 3 % of all other environmental liabilities arising out of General Cable or its predecessors’ ownership or operation of other properties and assets in excess of $10 million but not in excess of $33 million, which were identified during the seven-year period ended June 2001. Indemnifiable environmental liabilities through June 2001 were substantially below that threshold. In addition, General Cable also has claims against third parties with respect to some of these liabilities. While it is difficult to estimate future environmental liabilities accurately, the Company does not currently anticipate any material adverse effect on results of operations, financial condition or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.

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

General Cable has been a defendant in asbestos litigation for approximately 15 years. As of December 31, 2004, General Cable was a defendant in approximately 49,500 lawsuits. Approximately 33,200 of these lawsuits have been brought on behalf of plaintiffs by a single admiralty law firm (“MARDOC”) and seek unspecified damages. Plaintiffs in the MARDOC cases generally allege that they formerly worked in the maritime industry and sustained asbestos-related injuries from products that General Cable ceased manufacturing in the mid-1970’s. The MARDOC cases are managed and supervised by a federal judge in the United States District Court for the Eastern District of Pennsylvania (“District Court”) by reason of a transfer by the judicial panel on Multidistrict Litigation (“MDL”).

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

Plaintiffs have asserted monetary damage claims in 365 cases as of the end of 2004. In 346 of these cases, plaintiffs allege only damages in excess of some dollar amount (about $265,000 per plaintiff); there are no claims for specific dollar amounts requested as to any defendant. In 19 other cases pending in state and federal district courts (outside the MDL), plaintiffs seek approximately $47 million in damages from each of about 110 defendants. In addition, in each of these 19 cases, there are claims of $55 million in punitive damages from all of the defendants. However, almost all of the plaintiffs in these cases allege non-malignant injuries.

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

Further, as indicated above, General Cable has more than 15 years of experience in this litigation, and has, to date, resolved the claims of approximately 11,200 plaintiffs. The cumulative average settlement for these matters is less than $210 per case. As of December 31, 2004, the Company had accrued on its balance sheet a liability of $3.0 million for asbestos-related claims. This amount represents the Company’s best estimate in order to cover resolution of future asbestos-related claims.

In January 1994, General Cable entered into a settlement agreement with certain principal primary insurers concerning liability for the costs of defense, judgments and settlements, if any, in all of the asbestos litigation described above. Subject to the terms and conditions of the settlement agreement, the insurers are responsible for a substantial portion of the costs and expenses incurred in the defense or resolution of this litigation. In recent years one of the insurers participating in the settlement that was responsible for a significant portion of the contribution under the settlement agreement entered into insurance liquidation proceedings. As a result, the contribution of the insurers has been reduced and the Company has had to bear a larger portion of the costs relating to these lawsuits. Moreover, certain of the other insurers may be financially unstable, and if one or more of these insurers enter into insurance liquidation proceedings, General Cable will be required to pay a larger portion of the costs incurred in connection with these cases.

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

Item 4. Submission of Matters to a Vote of Security Holders

None during the fourth quarter of 2004.

PART II.

Disclosure Regarding Forward-Looking Statements

Certain statements in the 2004 Annual Report on Form 10-K including without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures and the Company’s or management’s beliefs, expectations or opinions, are forward-looking statements. Actual results may differ materially from those statements as a result of factors, risks and uncertainties over which the Company has no control. Such factors include economic and political consequences resulting from the September 2001 terrorist attack and the war with Iraq, domestic and local country price competition, particularly in certain segments of the power cable market and other competitive pressures; general economic conditions, particularly in construction; changes in customer or distributor purchasing patterns in our business segments; the Company’s ability to increase manufacturing capacity and productivity; the financial impact of any future plant closures; the Company’s ability to successfully complete and integrate acquisitions and divestitures; the Company’s ability to negotiate extensions of labor agreements on acceptable terms; the Company’s ability to service debt requirements and maintain adequate domestic and international credit facilities and credit lines; the Company’s ability to pay dividends on its preferred stock; the impact of unexpected future judgments or settlements of claims and litigation; the Company’s ability to achieve target returns on investments in its defined benefit plans; the Company’s ability to avoid limitations on utilization of net losses for income tax purposes; the cost of raw materials, including copper and aluminum; the Company’s ability to increase its selling prices during periods of increasing raw material costs; the impact of foreign currency fluctuations; the impact of technological changes; and other factors.

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

General Cable’s common stock is listed on the New York Stock Exchange under the symbol “BGC”. As of March 1, 2005, there were approximately 2,241 holders of the Company’s common stock. The following table sets forth the high and low daily sales prices for the Company’s common stock as reported on the New York Stock Exchange during the years ended December 31:

	2004		2003
	High	Low	High	Low
First Quarter	$9.19	$6.87	$4.25	$3.11
Second Quarter	8.77	6.79	6.36	3.65
Third Quarter	11.14	7.95	10.06	5.30
Fourth Quarter	14.10	9.59	10.23	7.81

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

On November 24, 2003, the Company completed a comprehensive refinancing of its existing bank debt. The refinancing included the private placement of senior unsecured notes and redeemable convertible preferred stock. These securities were not registered under the Securities Act at the time of sale. The underwriters for both transactions were UBS Investment Bank and Merrill Lynch. The Company raised $285.0 million through the sale of its 9.5% Senior Notes due 2010. The Company paid fees and expenses of $8.7 million related to this transaction, which included an underwriting discount of $7.5 million. The senior notes were offered only to qualified institutional buyers under Rule 144A of the Securities Act of 1933 and to certain non-U.S. persons in transactions outside the United States in reliance on Regulation S under the Securities Act of 1933. The Company raised $103.5 million through the sale of 2,070,000 shares of General Cable 5.75% Series A Redeemable Convertible Preferred Stock. The Company paid fees and expenses of $4.2 million related to this transaction, which included an underwriting discount of $3.4 million. The preferred stock was offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act. The preferred stock has a liquidation preference of $50.00 per share. Dividends accrue on the convertible preferred stock at the rate of 5.75% per annum and are payable quarterly in arrears starting on February 24, 2004. Dividends are payable in cash, shares of General Cable common stock or a combination thereof. Holders of the convertible preferred stock are entitled to convert any or all of their shares of convertible preferred stock into shares of General Cable common stock, at an initial conversion price of $10.004 per share. The conversion price is subject to adjustments under certain circumstances. General Cable is obligated to redeem all outstanding shares of convertible preferred stock on November 24, 2013 at par. The Company may, at its option, elect to pay the redemption price in cash or in shares of General Cable common stock with an equivalent fair value, or any combination thereof. The Company has the option to redeem some or all of the outstanding shares of convertible preferred stock in cash beginning on the fifth anniversary of the issue date. The redemption premium will initially equal one-half the dividend rate on the convertible preferred stock and decline ratably to par on the date of mandatory redemption. In the event of a change in control, the Company has the right to either redeem the preferred stock for cash or to convert the preferred stock to common stock.

The following table sets forth information about General Cable’s equity compensation plans as of December 31, 2004 (in thousands, except per share price):

			Number of securities
	Number of	Weighted-	remaining available for
	securities to be	average	future issuance under
	issued upon exercise	exercise price	equity compensation plans
	of outstanding	of outstanding	(excluding securities
	options	options	reflected in first column)
Shareholder approved plans:
1997 Stock Incentive Plan (a)	2,229	$12.07	569
Non-shareholder approved plans:
2000 Stock Option Plan	1,057	$7.80	278

Total	3,286	$10.70	847

(a)	Excludes matching restricted stock units (MRSU) and restricted stock of 82,932 and 1,410,686, respectively, awarded and outstanding through December 31, 2004.

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

	Year Ended December 31,
	2004	2003	2002	2001(1)	2000(1)
Statement of Operations Data:		(in millions, except metal price and share data)
Net sales	$1,970.7	$1,538.4	$1,453.9	$1,651.4	$2,162.1
Gross profit	214.7	173.4	166.6	240.7	291.7
Operating income	56.5	45.7	15.7	104.3	34.1
Other income (expense)	(1.2)	1.5	—	8.1	—
Interest expense, net	(35.9)	(43.1)	(42.6)	(43.9)	(59.8)
Other financial costs	—	(6.0)	(1.1)	(10.4)	(3.3)
Income (loss) before income taxes	19.4	(1.9)	(28.0)	58.1	(29.0)
Income tax benefit (provision)	18.1	(2.9)	9.9	(20.6)	10.3
Income (loss) from continuing operations	37.5	(4.8)	(18.1)	37.5	(18.7)
Loss from discontinued operations	—	—	—	(6.8)	(7.7)
Income (loss) on disposal of discontinued operations	0.4	—	(5.9)	(32.7)	—
Net income (loss)	37.9	(4.8)	(24.0)	(2.0)	(26.4)
Less: preferred stock dividends	(6.0)	(0.6)	—	—	—
Net income (loss) applicable to common shareholders	$31.9	$(5.4)	$(24.0)	$(2.0)	$(26.4)
Earnings (loss) of continuing operations per common share	$0.81	$(0.16)	$(0.55)	$1.14	$(0.56)
Earnings (loss) of continuing operations per common share assuming dilution	$0.75	$(0.16)	$(0.55)	$1.13	$(0.56)
Earnings (loss) of discontinued operations per common share	$0.01	—	$(0.18)	$(1.20)	$(0.23)
Earnings (loss) of discontinued operations per common share assuming dilution	$0.01	—	$(0.18)	$(1.19)	$(0.23)
Earnings (loss) per common share	$0.82	$(0.16)	$(0.73)	$(0.06)	$(0.79)
Earnings (loss) per common share assuming dilution	$0.75	$(0.16)	$(0.73)	$(0.06)	$(0.79)
Basic weighted average shares outstanding	39.0	33.6	33.0	32.8	33.6
Diluted weighted average shares outstanding	50.3	33.6	33.0	33.1	33.6

Other Data:
Depreciation and amortization	$35.4	$33.4	$30.6	$35.0	$56.0
Capital expenditures	$(37.0)	$(19.1)	$(31.4)	$(54.9)	$(56.0)
Average daily COMEX price per pound of copper cathode	$1.29	$0.81	$0.72	$0.73	$0.84
Average daily price per pound of aluminum rod	$0.85	$0.69	$0.65	$0.69	$0.75

	December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Working capital(2)	$298.0	$236.6	$150.8	$169.9	$375.3
Total assets	1,220.8	1,049.5	973.3	1,005.3	1,319.2
Long-term debt(3)	373.8	338.1	411.1	421.0	611.9
Dividends to common shareholders	—	—	5.0	6.6	6.7
Shareholders’ equity	301.4	240.1	60.9	104.9	128.5

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

(3) Excludes off-balance sheet borrowings of $67.8 million at December 31, 2001 and $48.5 million at December 31, 2002. There were no off-balance sheet borrowings as of December 31, 2000, 2003 and 2004.

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

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand General Cable Corporation. MD&A is provided as a supplement to the Company’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements (“Notes”) and should be read in conjunction with these Consolidated Financial Statements and Notes. This overview provides the Company’s perspective on the sections included in MD&A. MD&A includes the following:

•	General — a general description of the Company’s business, financial information by geographic regions, raw material price volatility and seasonal trends.

•	Current Business Environment — the Company’s perspective on the challenges it faces and its relative competitive advantage.

•	Acquisitions and Divestitures — a brief history of acquisitions and divestitures as they relate to the financial statements presented.

•	Critical Accounting Policies and Estimates — a discussion of the accounting policies that require critical judgments and estimates.

•	The Refinancing — a description of the comprehensive refinancing in the fourth quarter of 2003.

•	Results of Operations — an analysis of the Company’s results of operations for the financial statement periods presented.

•	Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash.

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

General Cable analyzes its worldwide operations in two geographic groups: 1) North America and 2) International. The following table sets forth net sales and operating income by geographic group for the periods presented, in millions of dollars:

	Year Ended December 31,
	2004		2003		2002
	Amount	%	Amount	%	Amount	%
Net sales:
North America	$1,300.6	66%	$1,074.2	70%	$1,077.2	74%
International	670.1	34%	464.2	30%	376.7	26%

Total net sales	$1,970.7	100%	$1,538.4	100%	$1,453.9	100%

Operating income (loss):
North America	$17.1	25%	$5.6	10%	$15.0	31%
International	52.3	75%	48.3	90%	34.1	69%

Subtotal	69.4	100%	53.9	100%	49.1	100%

Corporate and other operating items	(12.9)		(8.2)		(33.4)

Total operating income	$56.5		$45.7		$15.7

Approximately 90% of net sales in the Company’s International operations are derived from energy and industrial & specialty cable sales and the European business specifically is currently benefiting from medium voltage energy cable capacity shortage in Europe and a shift towards environmentally friendly cables.

General Cable’s reported net sales are directly influenced by the price of copper, and to a lesser extent, aluminum. The price of copper and aluminum has historically been subject to considerable volatility. The daily selling price of copper cathode on the COMEX averaged $1.29 per pound in 2004, $0.81 per pound in 2003 and $0.72 per pound in 2002 and the daily price of aluminum rod averaged $0.85 per pound in 2004, $0.69 per pound in 2003 and $0.65 per pound in 2002. General Cable generally passes changes in copper and aluminum prices along to its customers, although there are timing delays of varying lengths depending upon the volatility of metals prices, the type of product, competitive conditions and particular customer arrangements. A significant portion of the Company’s energy and communications business and, to a lesser extent, the Company’s industrial business has metal escalators written into customer contracts under a variety of price setting and recovery formulas. The remainder of the Company’s business requires that the cost of higher metal prices be recovered through negotiated price increases with customers. In these instances, the ability to increase the Company’s selling prices may lag the movement in metal prices by a period of time as the customer price increases are implemented. As a result of this and a number of other practices intended to match copper and aluminum purchases with sales, profitability over time has historically not been significantly affected by changes in copper and aluminum prices. General Cable does not engage in speculative metals trading or other speculative activities. Also, the Company does not engage in activities to hedge the underlying value of its copper and aluminum inventory.

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

Current Business Environment

In North America, General Cable has been operating for some time in a difficult business environment. The wire and cable industry is competitive, mature and cost driven. In many business segments, there is little differentiation among industry participants from a manufacturing or technology standpoint. During 2004, the Company’s end markets have shown signs of recovery. There has been significant merger and acquisition activity which, we believe, may lead to a reduction in the deployment of inefficient, high cost capacity in the industry. In the energy segment, the 2003 power outages in the U.S., Canada and Europe emphasized a need to upgrade the power transmission infrastructure used by electric utilities, which may, over time, cause an increase in demand for General Cable’s energy products. In addition, tax legislation was recently passed in the United States which includes the renewal of tax credits for producing power from wind. This may also cause an increase in demand for the Company’s products as the Company is a significant manufacturer of wire and cable used in wind farms. In the industrial & specialty segment industrial construction spending in North America, which influences industrial cable demand, is significantly below the peak levels experienced over the last ten years. However, the Company has seen strengthening demand which may indicate a turnaround in industrial construction spending in North America. This segment has also experienced increased demand for cables utilized in industrial repairs and maintenance and the automotive aftermarket. Over the last two years, the communications segment also has experienced a significant decline from historical spending levels for outside plant telecommunications products and a weak market for switching/local area networking cables. Demand for communications wire and cable products has improved over the last several quarters and the Company believes it will benefit from the consolidation of competitors which occurred early this year in the communications market. The Company anticipates, based on recent regulatory announcements, further deployment of fiber optic products into the telephone network. Increased spending by the telephone companies on fiber deployment may negatively impact their purchases of the Company’s copper based telecommunications cable products. However, this impact may be somewhat mitigated in that the Company believes it will benefit from the further investment in fiber broadband networks as its customers will most likely need to upgrade a portion of their copper network to support the fiber network. Additionally, the Company participates in the fiber cable market.

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

As part of General Cable’s ongoing efforts to reduce total operating costs, the Company continuously evaluates its ability to more efficiently utilize existing manufacturing capacity. Such evaluation includes the costs associated with and benefits to be derived from the combination of existing manufacturing assets into fewer plant locations and the possible outsourcing of certain manufacturing processes. In 2003, the Company announced the rationalization and refocusing of operations of certain of its industrial cable manufacturing plants which resulted in a $7.6 million charge in the fourth quarter of 2003 (of which approximately $1.3 million were cash payments) and a $7.4 million charge in 2004 (of which approximately $4.7 million were cash payments). During 2004, the Company also closed its rod mill operation and sold certain equipment utilized in that operation which resulted in a net gain of $0.3 million.

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

During the second quarter of 2002, General Cable formed a joint venture company to manufacture and market fiber optic cables. General Cable contributed assets, primarily inventory and machinery and equipment, to a subsidiary company which was then contributed to the joint venture in exchange for a $10.2 million note receivable which resulted in a $5.6 million deferred gain on the transaction. The December 31, 2003 balance sheets included a $10.2 million note receivable from the joint venture partner in other non-current assets and a deferred gain from the initial joint venture formation of $5.6 million in other liabilities. In January 2004, the Company reduced its ownership percentage in the joint venture from 49% to 40% and as a result the deferred gain was reduced to $4.8 million. Beginning in the first quarter of 2004 the Company consolidated the joint venture company as a result of the adoption of FASB Interpretation (FIN) No. 46, as revised, “Consolidation of Variable Interest Entities.” For 2004, the joint venture had sales of $21.4 million, an operating loss of $(4.0) million and net loss of $(4.1) million. Prior to the first quarter of 2004, the joint venture company was accounted for under the equity method of accounting. At December 31, 2003, other non-current assets included an investment in the joint venture of $3.5 million.

During the fourth quarter of 2004, the Company exchanged the note receivable from the former joint venture partner for the partner’s ownership interest in the joint venture company. The ownership interest acquired was recorded at fair value which was $2.4 million less than the carrying value of the note receivable, net of the deferred gain, which resulted in a $2.4 million charge. As a result of this transaction, General Cable owned 100% of the fiber optic joint venture company at December 31, 2004.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. A summary of significant accounting policies is provided in Note 2 to the Consolidated Financial Statements. The application of these policies requires management to make estimates and judgments that affect the amounts reflected in the financial statements. Management bases its estimates and judgments on historical experience, information that is available to management about current events and actions the Company may take in the future and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The most critical judgments impacting the financial statements include determinations with respect to inventory costing and valuation, pension accounting, the valuation allowance for deferred income taxes and revenue recognition which are discussed below. In addition, significant estimates and judgments are also involved in the valuation allowances for sales incentives and accounts receivable; legal, environmental, asbestos and customer reel deposit liabilities; assets and obligations related to other post-retirement benefits; and self insured workers compensation and health insurance reserves. Management periodically evaluates and updates the estimates used in the application of its accounting policies and adjusts amounts in the financial statements as necessary.

Inventory Costing and Valuation

General Cable utilizes the LIFO method of inventory accounting for its metals inventory. The Company’s use of the LIFO method results in its income statement reflecting the current costs of metals, while metals inventories in the balance sheet are valued at historical costs as the LIFO layers were created. As a result of volatile copper prices, the replacement cost of the Company’s copper inventory exceeded the historic LIFO cost by approximately $38 million at December 31, 2004 and by approximately $13 million at December 31, 2003. If LIFO inventory quantities are reduced in a period when replacement costs exceed the LIFO value of the inventory, the Company would experience an increase in reported earnings. Conversely, if LIFO inventory quantities are reduced in a period when replacement costs are lower than the LIFO value of the inventory, the Company would experience a decline in reported earnings. If the Company was not able to recover the LIFO value of its inventory at a profit in some future period when replacement costs were lower than the LIFO value of the inventory, the Company would be required to take a charge to recognize in its income statement all or a portion of the higher LIFO value of the inventory.

The Company periodically evaluates the realizability of its inventory. In circumstances where inventory levels are in excess of anticipated market demand, where inventory is deemed to be technologically obsolete or not saleable due to condition or where inventory costs exceeds net realizable value, the Company records a charge to cost of goods sold and reduces the inventory to its net realizable value.

Pension Accounting

Pension expense for the defined benefit pension plans sponsored by General Cable is determined based upon a number of actuarial assumptions, including an expected long-term rate of return on assets of 8.5%. This assumption was based on input from actuaries, including their review of historical 10 year, 20 year, and 25 year rates of inflation and real rates of return on various broad equity and bond indices in conjunction with the diversification of the asset portfolio. The expected long-term rate of return on assets is based on an asset allocation assumption of 65% allocated to equity investments, with an expected real rate of return of 7%, and 35% to fixed-income investments, with an expected real rate of return of 3%, and an assumed long-term rate of inflation of 3%. Because of market fluctuations, the actual asset allocations as of December 31, 2004 and December 31, 2003 were 68% and 74%, respectively, of equity investments and 32% and 26%, respectively, of fixed-income investments. Management believes that long-term asset allocations on average will approximate the Company’s assumptions and that an 8.5% long-term rate of return is a reasonable assumption.

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

The determination of future pension obligations utilizes a discount rate based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency which are expected to be available during the period to maturity of the projected pension benefit obligations, and input from our actuaries. The discount rate used at December 31, 2004 was 6.0%.

General Cable evaluates its actuarial assumptions at least annually, and adjusts them as necessary. In 2004, pension expense for the Company’s defined benefit plans was $5.5 million. Based on an expected rate of return on plan assets of 8.5% a discount rate of 6.0% and various other assumptions, the Company estimates its 2005 pension expense for its defined benefit plans will decrease approximately $0.7 million from 2004, primarily due to improved investment performance during 2004. A 1% decrease in the assumed discount rate would increase pension expense by approximately $1.7 million. Future pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the populations participating in the plans. In the event that actual results differ from the actuarial assumptions, the funded status of the defined benefit plans may change and any such change could result in a charge or credit to equity and an increase or decrease in future pension expense and cash contributions.

Deferred Income Tax Valuation Allowance

General Cable records a valuation allowance to reduce deferred tax assets to the amount that it believes is more likely than not to be realized. The valuation of the deferred tax asset is dependent on, among other things, the ability of the Company to generate a sufficient level of future taxable income. In estimating future taxable income, the Company has considered both positive and negative evidence, such as historical results of operations, including the losses realized in recent periods, and has considered the implementation of prudent and feasible tax planning strategies. Approximately $20 million of this deferred tax asset must be utilized prior to its expiration in the period 2006-2009. The remainder of the asset may be used for at least 15 years. This finite life has also been considered by the Company in the valuation of the asset. The Company has and will continue to review on a quarterly basis its assumptions and tax planning strategies and, if the amount of the estimated realizable net deferred tax asset is less than the amount currently on the balance sheet, the Company would reduce its deferred tax asset, recognizing a non-cash charge against reported earnings. At December 31, 2004, the Company had recorded a net deferred tax asset of $73.0 million ($22.6 million current and $50.4 million long term). At December 31, 2004, the Company concluded that, more likely than not, the net deferred tax asset will be realized.

Revenue Recognition

Revenue is recognized when goods are shipped to the customer, title and risk of loss are transferred, pricing is fixed or determinable and collectibility is reasonably assured. Most revenue transactions represent sales of inventory. A provision for payment discounts, product returns and customer rebates is estimated based upon historical experience and other relevant factors and is recorded within the same period that the revenue is recognized. Given the nature of the Company’s business, revenue recognition practices do not contain estimates that materially affect results of operations.

New Accounting Standards

In December 2004, SFAS No. 123(R), “Share-Based Payment” was issued. This statement will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant date fair value of the equity instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123 (R) replaces SFAS No. 123 and supersedes APB Option No. 25. SFAS No. 123 (R) is effective for fiscal quarters beginning after June 15, 2005. The Company is currently evaluating the impact of adopting SFAS No. 123 (R) on its financial position, results of operations and cash flows.

In November 2004, SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” was issued. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of adopting SFAS No. 151 on its financial position, results of operations and cash flows.

The Refinancing

On November 24, 2003, the Company completed a comprehensive refinancing of its existing bank debt which improved its capital structure and provided increased financial and operating flexibility by reducing leverage, increasing liquidity and extending debt maturities. The refinancing included the following: (i) a new senior secured revolving credit facility, (ii) the private placement of 7-year senior unsecured notes, (iii) the private placement of redeemable convertible preferred stock and (iv) a public offering of common stock. The Company applied the net proceeds from these refinancing transactions to repay all amounts outstanding under its former senior secured revolving credit facility, senior secured term loans and accounts receivable asset-backed securitization facility and to pay fees and expenses of approximately $23 million related to the refinancing. In the refinancing the Company raised $47.6 million through the sale of 5,807,500 shares of common stock at $8.20 per share (which included a 15% over-allotment option exercised on December 2, 2003) and $103.5 million through the sale of 2,070,000 shares of redeemable convertible preferred stock at $50.00 per share (which included the exercise of an option to purchase additional shares of preferred stock). The preferred stock has an annual dividend rate of 5.75% and a conversion price of $10.004 per share. The refinancing also included $285.0 million of 7-year senior unsecured notes due 2010 and a $240.0 million secured revolving credit facility. The senior unsecured notes bear interest at a fixed rate of 9.5% while loans under the credit facility, as amended, bear interest at a rate of LIBOR plus 200 to 250 basis points, depending on the Company’s fixed charge coverage as defined by the Credit Agreement. See further discussion of the amendment to the credit facility on page 27.

Results of Operations

The following table sets forth, for the periods indicated, statement of operations data in millions of dollars and as a percentage of net sales. Percentages may not add due to rounding.

	Fiscal Year Ended December 31,
	2004		2003		2002
	Amount	%	Amount	%	Amount	%
Net sales	$1,970.7	100.0%	$1,538.4	100.0%	$1,453.9	100.0%
Cost of sales	1,756.0	89.1%	1,365.0	88.7%	1,287.3	88.5%

Gross profit	214.7	10.9%	173.4	11.3%	166.6	11.5%
Selling, general and administrative expenses	158.2	8.0%	127.7	8.3%	150.9	10.4%

Operating income	56.5	2.9%	45.7	3.0%	15.7	1.1%
Other income (expense)	(1.2)	—	1.5	0.1%	—	—
Interest expense, net	(35.9)	(1.8)%	(43.1)	(2.8)%	(42.6)	(2.9)%
Other financial costs	—	—	(6.0)	(0.4)%	(1.1)	(0.1)%

Earnings (loss) from continuing operations before income taxes	19.4	1.0%	(1.9)	(0.1)%	(28.0)	(1.9)%
Income tax (provision) benefit	18.1	0.9%	(2.9)	(0.2)%	9.9	0.7%

Income (loss) from continuing operations	37.5	1.9%	(4.8)	(0.3)%	(18.1)	(1.2)%
Gain (loss) on disposal of discontinued operations (net of tax)	0.4	—	—	—	(5.9)	(0.4)%

Net income (loss)	37.9	1.9%	(4.8)	(0.3)%	(24.0)	(1.7)%
Less: preferred stock dividends	(6.0)	(0.3)%	(0.6)	—	—	—

Net income (loss) applicable to common shareholders	$31.9	1.6%	$(5.4)	(0.3)%	$(24.0)	(1.7)%

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

The net income applicable to common shareholders was $31.9 million in 2004 compared to a net loss applicable to common shareholders of $(5.4) million in 2003. The net income applicable to common shareholders for 2004 includes pre-tax charges of $7.1 million relating to the rationalization of certain manufacturing facilities, $1.5 million for remediation costs, $2.4 million related to the unwinding of the Company’s former fiber optics joint venture and $1.9 million related to the write-off of goodwill, a $1.2 million pre-tax loss resulting from unfavorable foreign currency transactions, a $0.4 after-tax gain from discontinued operations, and a $23.3 million income tax benefit due to the elimination of certain prior year tax exposures.

The net loss applicable to common shareholders for 2003 includes pre-tax corporate charges of $7.6 million related to the rationalization of certain of the Company’s industrial cable manufacturing facilities and $2.7 million for severance related to the Company’s ongoing cost cutting efforts in Europe. These corporate charges were offset by $2.1 million of income resulting from the reversal of unutilized restructuring reserves related to the closure in prior years of North American manufacturing facilities. The net loss applicable to common shareholders for 2003 also includes a $6.0 million charge related to the refinancing of the Company’s bank debt and a $1.5 million foreign currency transaction gain resulting from a favorable change in exchange rates. The net loss applicable to common shareholders for 2003 also includes a $4.4 million increase in the tax provision in the fourth quarter of 2003 resulting from the Company’s refinancing. In conjunction with the refinancing, certain of the Company’s foreign subsidiaries guaranteed the Company’s new revolving credit facility, resulting in U.S. taxation of these foreign subsidiaries previously unrepatriated earnings and profits as a deemed dividend. This was a non-cash charge in 2003 because the Company utilized net operating losses to offset the additional taxable income.

Net Sales

The following tables set forth metal-adjusted net sales and metal pounds sold by segment, in millions. Net sales for 2003 have been adjusted to reflect the 2004 copper COMEX average price of $1.29 per pound (a $0.48 increase compared to the prior period) and the aluminum rod average price of $0.85 per pound (a $0.16 increase compared to the prior period).

	Metal-Adjusted Net Sales
	Year Ended December 31,
	2004		2003
	Amount	%	Amount	%
Energy	$705.7	36%	$621.2	35%
Industrial & specialty	734.3	37%	637.6	36%
Communications	530.7	27%	495.3	29%

Total metal-adjusted net sales	1,970.7	100%	1,754.1	100%

Metal adjustment	—		(215.7)

Total net sales	$1,970.7		$1,538.4

	Metal Pounds Sold
	Year Ended December 31,
	2004		2003
	Pounds	%	Pounds	%
Energy	275.6	43%	257.9	45%
Industrial & specialty	226.0	35%	197.2	34%
Communications	143.4	22%	123.5	21%

Total metal pounds sold	645.0	100%	578.6	100%

Net sales increased 28% to $1,970.7 million in 2004 from $1,538.4 million in 2003. The net sales increase included a 4% increase, or $57.6 million, due to the favorable impact of foreign currency exchange rate changes. After adjusting 2003 net sales to reflect the $0.48 increase in the average monthly COMEX price per pound of copper and the $0.16 increase in the average aluminum rod price per pound in 2004, net sales increased 12% to $1,970.7 million, up from $1,754.1 million in 2003. The increase in metal-adjusted net sales reflects a 14% increase in the energy segment, a 15% increase in the industrial & specialty segment and a 7% increase in the communications segment. Metal pounds sold increased 11% compared to 2003. Metal pounds sold is provided herein as the Company believes this metric to be a good measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes and the Company believes its product mix to be relatively constant year over year.

The 14% increase in metal-adjusted net sales for the energy segment reflects a 8% increase in net sales in North America and a 26% increase in net sales in the Company’s international operations. The North American net sales reflect an increase in demand from power utilities for distribution cables compared to 2003 and an $8.4 million favorable impact from changes in foreign currency exchange rates. The Company anticipates demand could accelerate if energy legislation in the United States aimed at improving the transmission grid infrastructure is passed. The Company’s international operations benefited from increased demand for distribution cables, increased wind farm projects and an $18.6 million favorable impact from changes in foreign currency exchange rates.

The 15% increase in metal-adjusted net sales in the industrial & specialty segment reflects a 24% increase in the Company’s international operations and a 7% increase in North America. The Company believes the continued improvement in North American sales volume indicates a recovery in the end markets for industrial cables. Additionally, this segment has benefited from growth in its domestic automotive aftermarket wire set business and an increase in sales of industrial cables utilized in maintenance, repair and plant operations. The net sales of the Company’s international operations increased 24% which reflects strong demand related to its flexible zero-halogen cables in Europe, an area in which the European operation is a leader and a $25.9 million favorable impact from changes in foreign currency exchange rates.

The 7% increase in the communications segment metal-adjusted net sales reflects an increase in all business units within this segment. Metal-adjusted net sales of telephone exchange cable increased in 2004 compared to 2003 as the Company benefited from the consolidation of competitors in 2004. The sales volume in data communication cables, primarily LAN cables, increased in 2004 compared to 2003, but continues to experience competitive price pressure. Additionally this segment experienced an increase in sales of electronics products resulting from sustained penetration into targeted niche markets and an increase in sales of wire harness and assembly products.

Selling, General and Administrative Expense

Selling, general and administrative expense increased to $158.2 million in 2004 from $127.7 million in 2003. The increase in SG&A was due in part to increased variable selling expenses related to higher sales volumes, changes in foreign currency exchange rates, $4.7 million for the Company’s Sarbanes-Oxley compliance activities and a change in the reporting of the results of the Company’s fiber optics joint venture. Additionally, SG&A in 2004 included $1.1 million of charges related to the rationalization of certain of the Company’s manufacturing facilities, $1.5 million of remediation costs, a $2.4 million charge associated with the wind down of its former fiber optics joint venture and $1.9 million related to the write-off of goodwill. As a result of these items, reported SG&A was 8.0% of net sales in 2004, up from 7.3% of metal-adjusted net sales in 2003.

Operating Income

The following table sets forth operating income by segment, in millions of dollars.

	Operating Income
	Year Ended December 31,
	2004		2003
	Amount	%	Amount	%
Energy	$39.8	57%	$38.0	71%
Industrial & specialty	23.0	33%	9.9	18%
Communications	6.6	10%	6.0	11%

Subtotal excluding corporate charges	69.4	100%	53.9	100%

Corporate charges	(12.9)		(8.2)

Total operating income	$56.5		$45.7

Operating income of $56.5 million for 2004 increased from $45.7 million in 2003. The increase was primarily the result of strong performance from the Company’s international operations, increased sales volume in all segments, ongoing cost cutting initiatives in manufacturing expenses and the favorable impact of foreign currency exchange rate changes. These increases were partially offset by increased raw material costs (both metal and non-metal) which were not fully recovered through customer price increases, $4.7 million for the Company’s Sarbanes-Oxley compliance activities, $1.5 million of costs related to the remediation of a former manufacturing facility, and net corporate charges of $11.4 million relating to the rationalization of certain industrial cable manufacturing facilities, the closure of the Company’s rod mill operation and the unwinding of the Company’s fiber optic joint venture and goodwill write-off.

Other Expense

Other expense of $1.2 million in 2004 includes foreign currency transaction losses which resulted from changes in exchange rates between the designated functional currency and the currency in which the transaction is denominated.

Interest Expense

Net interest expense decreased to $35.9 million in 2004 from $49.1 million in 2003. The 2003 net interest expense includes $6.0 million of costs related to the Company’s refinancing which consisted of $4.4 million for the write-off of unamortized bank fees related to the Company’s former credit facility, $0.8 million related to the early termination of interest rate swaps and $0.8 million related to the early termination of the accounts receivable asset-backed securitization financing. In addition to the prior year refinancing related costs, the decrease in interest expense is the result of lower outstanding borrowings and interest costs under the Company’s new debt structure (see previous refinancing discussion) effective November 24, 2003, a lower credit spread under the Company’s new credit facility and a reduction in the amortization of bank fees relating to the new credit facility compared to the former credit facility.

Tax Provision

The Company’s effective tax rate for 2004 was (93.3)%. The negative effective tax rate was primarily attributable to the settlement of $23.3 million of prior year tax exposures. Excluding the benefit of the settlement of prior year tax exposures, the Company’s effective tax would have been 26.8% which reflects differences in the relative profitability of business operations in various taxing jurisdictions and the utilization of net operating loss carryforwards in foreign tax jurisdictions for which a tax benefit had not been previously recognized.

The 2003 income tax provision of $2.9 million included $4.4 million related to a deemed dividend related to the guarantee by certain of the Company’s foreign subsidiaries of the Company’s new revolving credit facility. The deemed dividend resulted in U.S. taxation of previously unrepatriated foreign earnings and profits, thereby increasing the tax provision but did not impact cash tax payments as the Company utilized net operating losses to offset this additional taxable income. This increase to the tax provision was offset by $0.8 million related to foreign income tax differentials and other permanent differences.

Preferred Stock Dividends

During 2004, the Company accrued and paid $6.0 million in dividends on its preferred stock.

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

The net loss applicable to common shareholders was $(5.4) million in 2003 compared to a net loss applicable to common shareholders of $(24.0) million in 2002. The net loss applicable to common shareholders for 2003 includes a $0.6 million dividend on the preferred stock issued in the fourth quarter of 2003, pre-tax corporate charges of $7.6 million related to the rationalization of certain of the Company’s industrial cable manufacturing facilities and $2.7 million for severance related to the Company’s ongoing cost cutting efforts in Europe. These corporate charges were offset by $2.1 million of income resulting from the reversal of unutilized restructuring reserves related to the closure in prior years of North American manufacturing facilities. The net loss applicable to common shareholders for 2003 also includes a $6.0 million charge related to the refinancing of the Company’s bank debt and a $1.5 million foreign currency transaction gain resulting from a favorable change in exchange rates. The net loss applicable to common shareholders for 2003 also includes a $4.4 million increase in the tax provision in the fourth quarter of 2003 resulting from the Company’s refinancing.

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

Net Sales

The following table sets forth metal-adjusted net sales by segment in millions of dollars. Net sales for the year 2002 have been adjusted to reflect the 2003 copper COMEX average price of $0.81 per pound and the aluminum rod average price of $0.69 per pound.

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

The 6% increase in metal-adjusted net sales for the energy segment reflects a 19% increase in net sales in the Company’s international operations and a 1% increase in net sales in North America. The Company’s international operations have benefited from increased sales resulting from new contract awards throughout Europe and a $39.5 million favorable impact from changes in foreign currency exchange rates. The North American net sales reflects lower sales volume during the first half of 2003 offset by strong demand from power utilities for bare transmission wire in the fourth quarter of 2003. The sales volume in the first quarter of 2003 was also negatively impacted by unseasonable weather in the Midwest and Northeast, which affected the ability of the Company’s customers to install cables. The Company’s management believes the timing of projects to enhance the power transmission and distribution grid slowed in 2003 in anticipation of pending energy legislation in the United States.

The 4% increase in metal-adjusted net sales in the industrial & specialty segment was principally due to a 19% increase in the Company’s international operations, growth in its domestic automotive aftermarket business and an increase in sales of industrial cables utilized in plant maintenance, repairs and operations. The increase in net sales of our international operations includes a $41.2 million favorable impact from changes in foreign currency exchange rates and the introduction of environmentally friendly cables in Europe, an area in which our European operation is a leader. These increases were partially offset by a 15% decrease in net sales of the North American industrial business, the result of the continued weakness in demand for cables utilized in new industrial construction and other major infrastructure projects.

The 3% decrease in the communications segment metal-adjusted net sales principally relates to a decrease in North American sales volume of telephone exchange cable and data communication cable. Metal-adjusted net sales of telephone exchange cable were off 4% for 2003 compared to 2002. However, sales to the Company’s three largest telephone operating company customers increased in the third and fourth quarters of 2003 compared to same periods in 2002. As a result of the Company’s position as a low cost producer, these products have historically been one of its most profitable business segments. The sales volume decrease in data communication cables was the result of weak general information technology spending in North America. These decreases were partially offset by an increase in sales of electronics products resulting from sustained penetration into targeted niche markets.

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

Tax Provision

The 2003 income tax provision of $2.9 million includes $4.4 million related to a deemed dividend related to the guarantee by certain of the Company’s foreign subsidiaries of the Company’s new revolving credit facility. The deemed dividend resulted in U.S. taxation of previously unrepatriated foreign earnings and profits, thereby increasing the tax provision but did not impact cash tax payments as the Company utilized net operating losses to offset this additional taxable income. This increase to the tax provision was offset by $0.8 million related to foreign income tax differentials and other permanent differences. The Company’s effective tax rate for 2002 was 35.5%.

Liquidity and Capital Resources

In general, General Cable requires cash for working capital, capital expenditures, debt repayment, salaries and related benefits, interest, preferred dividends and taxes. General Cable’s working capital requirement increases when it experiences strong incremental demand for products and/or significant copper and aluminum price increases. Based upon historical experience and the expected availability of funds under the new credit facility, the Company believes its sources of liquidity will be sufficient to enable it to meet the Company’s cash requirements for working capital, capital expenditures, debt repayment, salaries and related benefits, interest, preferred dividends and taxes for at least the next twelve months.

General Cable Corporation is a holding company with no operations of its own. All of the Company’s operations are conducted, and net sales are generated, by its subsidiaries and investments. Accordingly, the Company’s cash flow depends on the cash flows of its operations, in particular, the North American operations upon which it has historically depended the most. However, the Company’s ability to use cash flow from its international operations, if necessary, has historically been adversely affected by limitations on the Company’s ability to repatriate such earnings tax efficiently. The American Jobs Creation Act of 2004 provides that US corporations can repatriate earnings of foreign subsidiaries at a reduced tax rate under certain circumstances. As of December 31, 2004 the undistributed earnings of foreign subsidiaries that are considered to be indefinitely reinvested are approximately $135 million. The Company is currently in the process of evaluating how much, if any, of these foreign earnings will be repatriated. The Company will determine the sources and amounts, if any, of the foreign earnings repatriation and the related tax expense prior to December 31, 2005.

Cash flow provided by operating activities in 2004 was $12.5 million. This reflects an increase in accounts payable, accrued and other liabilities of $78.8 million and net income before depreciation and amortization, foreign currency exchange loss, deferred income taxes, settlement of tax items, loss on joint venture wind-down and gain on the disposal of property of $55.5 million. The increase in accounts payable, accrued and other liabilities is primarily due to an increase in accounts payable which reflects greater manufacturing activity by the Company and the increase in raw material costs during 2004 as compared to 2003. These positive cash flows were largely offset by a $63.7 million increase in accounts receivable, a $45.3 million increase in inventories and an $12.8 million increase in prepaid and other assets. The increase in accounts receivable reflects improved sales volume experienced in 2004 as a result of improving demand in the Company’s end markets as well as increased pricing in response to increased raw material costs. Inventory has increased as a result of the Company’s need to service the improving demand in its end markets. However, inventory turnover for the total Company improved slightly as compared to 2003 due to the Company’s focus on supply chain management, application of Lean principles and increasing integration with its customers.

The following table sets forth net cash provided by (used by) operating activities by geographic groups for the following periods (in millions):

	Year Ended December 31,
	2004	2003
North America	$(35.6)	$(40.3)
International	48.1	25.8

Total	$12.5	$(14.5)

Cash flow used by investing activities was $36.3 million in 2004, principally reflecting $37.0 million of capital expenditures. The Company anticipates capital spending to be approximately $40 million in 2005. Additionally, the Company received proceeds of $2.6 from the sale of property, primarily equipment from the Company’s closed facilities.

Cash flow provided by financing activities in 2004 was $28.8 million. This reflects an increase in borrowings under the Company’s new revolving credit facility of $35.6 million, which was due in part to the higher working capital requirements discussed above as a result of improving demand in the Company’s end markets as well as the increase in raw material prices during 2004. In addition, the Company received $0.4 million in partial payment of loans from shareholders and $1.1 million in proceeds from the exercise of stock options. This source of cash was partially offset by the payment of preferred stock dividends of $6.0 million and the $2.3 million repayment of other debt.

The Company’s current senior secured revolving credit facility, as amended, provides for up to $240.0 million in borrowings, including a $50.0 million sublimit for the issuance of commercial and standby letters of credit and a $20.0 million sublimit for swingline loans. Advances under the credit facility are limited to a borrowing base computed using defined advance rates for eligible accounts receivable, inventory, equipment and owned real estate properties. The fixed asset component of the borrowing base is subject to scheduled reductions. At December 31, 2004, the Company had undrawn availability of $126.0 million under the credit facility.

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

The Company’s European operations participate in arrangements with several European financial institutions that provide extended accounts payable terms to the Company on an uncommitted basis. In general, the arrangements provide for accounts payable terms of up to 180 days. At December 31, 2004, the arrangements had a maximum availability limit of the equivalent of approximately $126 million, of which approximately $95 million was drawn. Should the availability under these arrangements be reduced or terminated, the Company would be required to negotiate longer payment terms or repay the outstanding obligations with suppliers under this arrangement over 180 days and seek alternative financing arrangements which could increase the Company’s interest expense. The Company also has approximately $45 million of uncommitted facilities in Europe, which allow the Company to sell at a discount a portion of its accounts receivable to financial institutions. At December 31, 2004, these accounts receivable facilities were not drawn upon.

During the fourth quarter of 2002, as a result of declining returns in the investment portfolio of the Company’s defined benefit pension plan, the Company was required to record a minimum pension liability equal to the under funded status of its plan. At December 31, 2002, the Company recorded an after-tax charge of $29.2 million to accumulated other comprehensive income in the equity section of its balance sheet. During 2003, the investment portfolio experienced improved performance and as a result, the Company was able to reduce the after tax charge to accumulated other comprehensive income by $7.3 million. During 2004, the after tax charge to accumulated other comprehensive income was increased by $0.2 million. In 2005, pension expense is expected to decrease approximately $0.7 million from 2004, principally due to improved investment performance during 2004 and cash contributions are expected to decrease approximately $2.2 million from 2004.

As part of General Cable’s ongoing efforts to reduce total operating costs, the Company continuously evaluates its ability to more efficiently utilize existing manufacturing capacity. Such evaluation includes the costs associated with and benefits to be derived from the combination of existing manufacturing assets into fewer plant locations and the possible outsourcing of certain manufacturing processes. The Company previously announced the rationalization and refocusing of operations of certain of its industrial cable manufacturing plants which resulted in a $7.6 million charge in the fourth quarter of 2003 (of which approximately $1.3 million were cash payments) and a $7.4 million in 2004 (of which approximately $4.7 million were cash payments). These projects were completed at December 31, 2004. During 2004, the Company also closed its rod mill operation and sold certain equipment utilized in that operation which resulted in a net gain in the year of $0.3 million.

Summarized information about the Company’s contractual obligations and commercial commitments as of December 31, 2004 is as follows (in millions of dollars):

	Payments Due by Period
		Less than	1 - 3	4 - 5	After 5
Contractual obligations:	Total	1 Year	Years	Years	Years
Long-term debt	$374.9	$1.1	$0.5	$79.0	$294.3
Interest payments on Senior Notes	162.6	27.1	54.2	54.2	27.1
Preferred Stock dividend payments	53.8	6.0	12.0	12.0	23.8
Operating leases	42.7	7.6	12.4	6.5	16.2
Commodity futures and forward pricing agreements	115.3	114.9	0.4	—	—
Foreign currency contracts	33.6	33.6	—	—	—

Total	$782.9	$190.3	$79.5	$151.7	$361.4

The Company will be required to make future cash contributions to its defined benefit pension plans. The estimate for these contributions is approximately $10.8 million during 2005. Estimates of cash contributions to be made after 2006 are difficult to make due to the number of variable factors which impact the calculation of defined benefit pension plan contributions. General Cable will also be required to make interest payments on its variable rate debt. The interest payments to be made on the Company’s revolving loans and other variable debt are based on variable interest rates and the amount of the borrowings under the revolving credit facility depend upon the Company’s working capital requirements. The Company’s preferred stock dividends are payable in cash or common stock or a combination thereof.

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

Environmental Matters

The Company’s expenditures for environmental compliance and remediation amounted to approximately $1.4 million in 2004, $0.8 million in 2003 and $0.6 million in 2002. In addition, certain of General Cable’s subsidiaries have been named as potentially responsible parties in proceedings that involve environmental remediation. The Company had accrued $3.6 million at December 31, 2004 for all environmental liabilities. In the Wassall acquisition of General Cable from American

Premier Underwriters, American Premier indemnified the Company against certain environmental liabilities arising out of General Cable or its predecessors’ ownership or operation of properties and assets, which were identified during the seven-year period, ended June 2001. As part of the 1999 acquisition, BICC plc agreed to indemnify General Cable against environmental liabilities existing at the date of the closing of the purchase of the business. The Company has agreed to indemnify Pirelli, Raychem HTS, Canada, Inc. and Southwire Company against certain environmental liabilities arising out of the operation of the divested businesses prior to the sale. However, the indemnity the Company received from BICC plc related to the business sold to Pirelli terminated upon the sale of those businesses to Pirelli. While it is difficult to estimate future environmental liabilities, the Company does not currently anticipate any material adverse effect on results of operations, cash flows or financial position as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs.

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

General Cable’s reported net sales are directly influenced by the price of copper and to a lesser extent aluminum. The price of copper and aluminum has been subject to considerable volatility, with the daily selling price of copper cathode on the COMEX averaging $1.29 per pound in 2004, $0.81 per pound in 2003 and $0.72 per pound in 2002 and the daily price of aluminum rod averaging $0.85 per pound in 2004, $0.69 per pound in 2003 and $0.65 per pound in 2002.

General Cable utilizes the last-in first-out (LIFO) method of inventory accounting for its metals inventory. The Company’s use of the LIFO method results in its income statement reflecting the current costs of metals, while metals inventories in the balance sheet are valued at historical costs as the LIFO layers were created. As a result of volatile copper prices, the replacement cost of the Company’s copper inventory exceeded the historic LIFO cost by approximately $38 million at December 31, 2004 and $13 million at December 31, 2003. If LIFO inventory quantities were reduced in a period when the replacement cost of the inventory exceeded the LIFO value, the Company would experience an increase in reported margins. Conversely, if LIFO inventory quantities were reduced in a period when replacement costs were lower than the LIFO value of the inventory, the Company would experience a decline in reported margins. If the Company were not able to recover the LIFO value of its inventory at a profit in some future period when replacement costs were lower than the LIFO value of the inventory, the Company would be required to take a charge to recognize in its income statement all or a portion of the higher LIFO value of the inventory.

General Cable has utilized interest rate swaps and interest rate collars to manage its interest expense exposure by fixing its interest rate on a portion of the Company’s floating rate debt. Under the swap agreements, General Cable typically pays a fixed rate while the counterparty pays to General Cable the difference between the average fixed rate and the three-month LIBOR rate. During 2001, the Company entered into several interest rate swaps which effectively fixed interest rates for borrowings under the former credit facility and other debt. In the fourth quarter of 2003 in conjunction with the refinancing of its bank debt, the Company incurred a cost of $0.8 million to terminate the interest rate swaps related to the former credit facility. At December 31, 2004, the remaining outstanding interest rate swap had a notional value of $9.0 million, an interest rate of 4.49% and matures in October 2011. The Company does not provide or receive any collateral specifically for this contract. The fair value of interest rate derivatives are based on quoted market prices and third party provided calculations, which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments. At December 31, 2004 and 2003, the net unrealized loss on interest rate derivatives and the related carrying value was $(0.7) million. A 10% change in the variable rate would change the unrealized loss by $0.2 million in 2004. All interest rate derivatives are marked-to-market with changes in the fair value of qualifying cash flow hedges recorded as other comprehensive income.

The Company enters into forward exchange contracts principally to hedge the currency fluctuations in certain transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. Principal transactions hedged during the year were firm sales and purchase commitments. The fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At December 31, 2004 and 2003, the net unrealized loss on the net foreign currency contracts was $(0.6) million and $(0.8) million, respectively. A 10% change in the exchange rate for these currencies would change the unrealized loss by $5.0 million in 2004.

Outside of North America, General Cable enters into commodity futures contracts for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. At December 31, 2004 and 2003, General Cable had an

unrealized gain of $3.5 million and $0.1 million respectively, on the commodity futures. A 10% change in the price of copper and aluminum would result in a change in the unrealized gain of $5.2 million in 2004.

The notional amounts and fair values of these financial instruments at December 31, 2004 and 2003 are shown below (in millions). The net carrying amount of the financial instruments was a net asset of $2.2 million at December 31, 2004 and a net liability of $1.4 million at December 31, 2003.

	2004		2003
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Interest rate swap	$9.0	$(0.7)	$9.0	$(0.7)
Foreign currency forward exchange	33.6	(0.6)	38.4	(0.8)
Commodity futures	48.8	3.5	13.6	0.1

		$2.2		$(1.4)

In the normal course of business, General Cable enters into forward pricing agreements for purchase of copper and aluminum for delivery in a future month to match certain sales transactions. At December 31, 2004 and 2003, General Cable had an unrealized gain of $7.2 million and $2.4 million, respectively. General Cable expects the unrealized gains under these agreements to be offset as a result of firm sales price commitments with customers.

Item 8. Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. The Company periodically reviews the design and effectiveness of its disclosure controls and internal control over financial reporting. The Company makes modifications to improve the design and effectiveness of its disclosure controls and internal control structure, and may take other corrective action, if its reviews identify a need for such modifications or actions.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). As disclosed in the Company’s Form 8-K filed on March 16, 2005, the

Company has concluded that control deficiencies in its internal control over financial reporting as of December 31, 2004 constitute material weaknesses within the meaning of the Public Company Accounting Oversight Board’s Auditing Standard No. 2. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2004. The material weaknesses, which have been identified and reported to the Company’s Audit Committee, relate to the following:

•	Control environment weaknesses, including access to computer applications, segregation of duties with respect to both its manual and computer based business processes and sufficiency of personnel with appropriate qualifications and training in certain key accounting roles in order to complete and document the monthly and quarterly financial closing processes.

•	Control procedures over inventory shipping and recognition of revenue in the proper accounting period.

•	Control procedures over receiving transactions and the recording of non-purchase order based accounts payable transactions in the proper accounting period.

•	Controls over the liability estimation and accrual process.

•	Controls over finished goods inventory on consignment at customer locations.

•	The design and effectiveness of internal controls over accounting for fixed assets, including returnable shipping reels.

•	Design of controls relating to purchasing procedures at Company headquarters and the maintenance of vendor master files.

Management, with oversight from the Audit Committee, has been addressing all of these issues aggressively and is committed to effectively remediating known weaknesses as expeditiously as possible. Although the Company’s remediation efforts are well underway, control weaknesses will not be considered remediated until new internal controls over financial reporting are implemented and operational for a period of time and are tested, and management and its independent registered public accounting firm conclude that these controls are operating effectively.

Changes in internal control over financial reporting

In connection with the implementation of the provisions of Section 404 of Sarbanes-Oxley, the Company made various improvements to its system of internal control. Management continues to review, revise and improve the effectiveness of the Company’s internal controls including strengthening controls over those material weaknesses noted above. Management has made no significant changes in the Company’s internal controls over financial reporting in connection with its fourth quarter evaluation that would materially affect, or are reasonably likely to materially affect, its internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of our Independent Registered Public Accounting Firm

Management’s Report on Internal Control over Financial Reporting and the Attestation Report of the Company’s Independent Registered Public Accounting Firm thereon will be filed by amendment to this Annual Report on Form 10-K not later than 45 days after March 16, 2005, as permitted by SEC Release No. 34-50754 (November 30, 2004), “Order Under Section 36 of the Securities Exchange Act of 1934 Granting an Exemption From Specified Provisions of Exchange Act Rules 13a-1 and 15d-1.” If any other material weaknesses were to be identified between the date of this Form 10-K filing and the filing of the amendment to the Form 10-K which will include the Section 404 certification, they would be disclosed in the amended Form 10-K and the Company’s Section 404 certification.

Item 9B. Other Information

     None.

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

The following table sets forth certain information concerning the directors and executive officers of General Cable on February 1, 2005.

Name	Age	Position
Gregory B. Kenny	52	President, Chief Executive Officer and Class II Director
Christopher F. Virgulak	49	Executive Vice President, Chief Financial Officer and Treasurer
Robert J. Siverd	56	Executive Vice President, General Counsel and Secretary
John E. Welsh, III	53	Class I Director, Non-executive Chairman of the Board
Robert L. Smialek	60	Class II Director
Gregory E. Lawton	53	Class III Director
Craig P. Omtvedt	55	Class III Director

     Mr. Kenny has been one of General Cable’s directors since 1997 and has been President and Chief Executive Officer since August 2001. He served as President and Chief Operating Officer from May 1999 to August 2001. He served as Executive Vice President and Chief Operating Officer of General Cable from March 1997 to May 1999. From June 1994 to March 1997, he was Executive Vice President of General Cable’s immediate predecessor. He is also a director of Corn Products International, Inc. (NYSE: CPO) and IDEX Corporation (NYSE: IEX).

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

     Mr. Smialek has been one of the Company’s directors since 1998 and is Chairman of the Compensation Committee and a member of the Audit Committee and Corporate Governance Committee. He was formerly President and Chief Executive Officer of Applied Innovation, Inc. (NASDAQ: AINN) from July 2000 until August 2002. From May 1993 until June 1999, he was the Chairman, President and Chief Executive Officer of Insilco Corporation (The Pink Sheets: INSL), a diversified manufacturing company based in Dublin, Ohio.

     Mr. Lawton has been one of the Company’s directors since 1998. He is Chairman of the Corporate Governance Committee and member of the Audit Committee and Compensation Committee. Since October 2000, Mr. Lawton has been President and Chief Executive Officer of Johnson Diversey, Inc., a supplier of cleaning and hygiene solutions. From January 1999 until September 2000, he was President and Chief Operating Officer of Johnson Wax Professional. Prior to joining Johnson Wax, Mr. Lawton was President of NuTone Inc., a subsidiary of Williams plc based in Cincinnati, Ohio, from 1994 to 1998. From 1989 to 1994, Mr. Lawton served with The Procter & Gamble Company (NYSE: PG) where he was Vice President and General Manager of several consumer product groups. Mr. Lawton is a director of Johnson Outdoor Inc. (NASDAQ: JOUT).

     Mr. Omtvedt has been one of the Company’s directors since August 2004 and is Chairman of the Audit Committee and a member of the Compensation Committee and Corporate Governance Committee. Mr. Omtvedt has been Senior Vice

President and Chief Financial Officer of Fortune Brands, Inc. (NYSE: FO) since 2000. He has been with Fortune Brands, Inc. since 1989 and served in positions of increasing responsibility, including Senior Vice President and Chief Accounting Officer, before assuming his current position in January 2000. Before joining Fortune Brands, Mr. Omtvedt worked for Pillsbury Company from 1985 to 1989 in various audit and controller roles.

The Board of Directors of the Company has determined that Craig P. Omtvedt, Chairman of the Audit Committee, and Audit Committee members, Mr. Welsh, Mr. Lawton and Mr. Smialek, are audit committee financial experts as defined by Item 401(h) of Regulation S-K and are independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

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

On May 11, 2004, the Company submitted its Annual Chief Executive Officer Certification to the New York Stock Exchange as required by Section 303A.12 (a) of the New York Stock Exchange Listed Company Manual.

The Chief Executive Officer and Chief Financial Officer Certifications required under Section 302 of the Sarbanes-Oxley Act are filed as exhibits to the Company’s Form 10-K.

Except as set forth above, the additional information required by this item is included in the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 2004, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is included in the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 2004, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is included in the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 2004, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item is included in the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 2004, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item is included in the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 2004, and is incorporated herein by reference.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of the Form 10-K:

1.	Financial Statements are included in Part II, Item 8.

2.	Financial Statement Schedules filed herewith for 2004, 2003 and 2002:

II. Valuation and Qualifying Accounts Page 73

All other schedules for which provisions are made in the applicable regulation of the Securities and Exchange Commission have been omitted as they are not applicable, not required, or the required information is included in the consolidated financial statements or notes thereto.

3.	Exhibits as required by Item 601 of the Regulation S-K are listed below.

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-22961) of the Company filed with the Securities and Exchange Commission on March 7, 1997, as amended (the “Initial S-1”).

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Initial S-1.

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Initial S-1).

4.2	Certificate of Designations (incorporated by reference to Exhibit 4.1 to the Form 8-K filed December 12, 2003).

4.3	Indenture among the Company, certain guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed December 12, 2003).

4.4	Registration Rights Agreement among the Company and the Initial Purchasers relating to the Series A Redeemable Convertible Preferred Stock (incorporated by reference to Exhibit 4.3 to the Form 8-K filed December 12, 2003).

4.5	Registration Rights Agreement among the Company, certain guarantors and the Initial Purchasers relating to the Notes (incorporated by reference to Exhibit 4.4 to the Form 8-K filed December 12, 2003).

10.2	General Cable Corporation 1998 Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1997).

10.3	General Cable Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Initial S-1).

10.4	General Cable Corporation 1997 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1997.

10.7	Employment Agreement dated May 13, 1997, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.6 to the Initial S-1).

10.8	Amendment dated March 16, 1998 to Employment Agreement dated May 13, 1997, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1997).

10.9	Employment dated May 13, 1997, between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.7 to the Initial S-1).

10.10	Employment Agreement dated May 13, 1997, between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.10 to the Initial S-1).

10.12	Change-in-Control Agreement dated May 13, 1997, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.10 to the Initial S-1).

10.13	Change-in-Control Agreement dated May 13, 1997, between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.11 to the Initial S-1).

10.14	Change-in-Control Agreement dated May 13, 1997, between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.12 to the Initial S-1).

10.15	Form of Intercompany Agreement among Wassall PLC, Netherlands Cable V.B. and the Company (incorporated by reference to Exhibit 10.14 to the Initial S-1).

10.16	Stock Purchase Agreement dated May 13, 1997, among Wassall PLC, General Cable Industries Inc. and the Company (incorporated by reference to Exhibit 10.15 to the Initial S-1).

10.17	General Cable Corporation Deferred Compensation Plan dated April 1, 1996 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1998).

10.18	Amended and Restated General Cable Corporation Deferred Compensation Plan dated December 14, 1998 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1998).

10.19	Credit Agreement between the Company, Chase Manhattan Bank, as Administrative Agent, and the lenders

Exhibit
Number	Description
signatory thereto dated May 28, 1999 (incorporated by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.20	Amendment dated October 8, 1999 to the Credit Agreement between the Company, Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Exhibit Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.22	Employment Agreement dated October 18, 1999, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.23	Employment Agreement dated October 18, 1999, between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.23 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.24	Employment Agreement dated October 18, 1999, between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.26	Change-in-Control Agreement dated October 18, 1999 between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.26 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.27	Change-in-Control Agreement dated October 18, 1999 between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.28	Change-in-Control Agreement dated October 18, 1999 between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.29	BICCGeneral Supplemental Executive Retirement Plan dated December 15, 1999 (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1999).

10.30	BICCGeneral Mid-Term Incentive Plan dated February 1, 2000 (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1999).

10.31	Share Purchase Agreement between General Cable Corporation and Pirelli Cavi e Sistemi S.p.A. dated February 9, 2000 (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1999).

10.32	Second amendment dated March 9, 2000 to the Credit Agreement between the Company, Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Exhibit 10.32 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.33	Amended and Restated Employment Agreement dated April 28, 2000, Stephen Rabinowitz and the Company (incorporated by reference to Exhibit 10.33 to the Quarterly report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.34	Amended and Restated Employment Agreement dated April 28, 2000, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.34 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.35	Amended and Restated Employment Agreement dated April 28, 2000, between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.35 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.36	Amended and Restated Employment Agreement dated April 28, 2000, between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.36 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.38	Amended and Restated Change-in-Control Agreement dated April 28, 2000 between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.38 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period end March 31, 2000).

10.39	Amended and Restated Change-in-Control Agreement dated April 28, 2000, between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.39 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.40	Amended and Restated Change-in-Control Agreement dated April 28, 2000 between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.40 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.41	Third amendment dated January 24, 2001 to the Credit Agreement between the Company, Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to

Exhibit
Number	Description
Exhibit 10.41 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2000).

10.42	General Cable Corporation 2000 Stock Option Plan (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2000).

10.43	Asset Purchase Agreement between Southwire Company and General Cable Industries, Inc. and General Cable Corporation dated September 5, 2001 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period end September 30, 2001).

10.44	Term Sheet dated August 7, 2001, for Retirement and Termination of Employment Agreement dated October 18, 1999, as Amended, between General Cable Corporation and Stephen Rabinowitz (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 2001).

10.45	Amendment dated August 6, 2001, to Employment Agreement between Gregory B. Kenny and General Cable Corporation (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 2001).

10.46	Amendment dated August 6, 2001, to Change-in-Control Agreement between Gregory B. Kenny and General Cable Corporation (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 2001).

10.47	Master Pooling and Servicing Agreement, dated as of May 9, 2001, among General Cable Capital Funding, Inc., General Cable Industries, Inc. and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2001).

10.48	Series 2001-1 Supplement to Master Pooling and Servicing Agreement, dated as of May 9, 2001, among General Cable Capital Funding, Inc., General Cable Industries, Inc. and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K of General Cable Corporation for year ended December 31, 2001).

10.49	Series VFC Supplement to Master Pooling and Servicing Agreement, dated as of May 9, 2001, among General Cable Capital Funding, Inc., General Cable Industries, Inc. and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2001).

10.50	Receivables Sale Agreement, dated as of May 9, 2001, between General Cable Industries, Inc. and General Cable Capital Funding, Inc. (incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2001).

10.51	First amendment dated December 21, 2001 to the Series 2001-1 Supplement to Master Pooling and Servicing Agreement dated as of May 9, 2001, (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2001).

10.52	Amendment dated April 19, 2002 to the Credit Agreement between the Company, JP Morgan Chase Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2002).

10.53	Fifth Amendment dated October 11, 2002 to the Credit Agreement between the Company, JP Morgan Chase Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Form 8-K filed on October 14, 2002).

10.54	Sixth Amendment dated December 26, 2002 to the Credit Agreement between the Company, JP Morgan Chase Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to exhibit 10.54 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2002).

10.55	General Cable Corporation 2000 Stock Option Plan, amended and restated as of July 30, 2002 (incorporated by reference to exhibit 10.55 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2002).

10.56	Amendment No. 2 dated July 11, 2003 to Employment Agreement dated April 28, 2000 between Gregory B. Kenny and the Company (incorporated by reference to exhibit 10.56 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended June 30, 2003).

10.57	Amendment No. 1 dated July 11, 2003 to Employment Agreement dated April 28, 2000 between Christopher F. Virgulak and the Company (incorporated by reference to exhibit 10.57 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended June 30, 2003).

10.58	Amendment No. 1 dated July 11, 2003 to Employment Agreement dated April 28, 2000 between Robert J. Siverd and the Company (incorporated by reference to exhibit 10.58 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended June 30, 2003).

10.59	Assignment Agreement dated June 9, 2003 by Gregory B. Kenny to General Cable Corporation (incorporated by reference to exhibit 10.59 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2003).

Exhibit
Number	Description
10.60	Assignment Agreement dated June 9, 2003 by Christopher F. Virgulak to General Cable Corporation (incorporated by reference to exhibit 10.60 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2003).

10.61	Assignment Agreement dated June 9, 2003 by Robert J. Siverd to General Cable Corporation (incorporated by reference to exhibit 10.61 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2003).

10.62	Trust Termination Agreement for General Cable 2001 Master Trust dated November 24, 2003 (incorporated by reference to exhibit 10.62 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2003).

10.63	Credit Agreement between the Company, Merrill Lynch Capital as Collateral and Syndication Agent, UBS AG as Administrative Agent and the lenders signatory thereto dated November 24, 2003 (incorporated by reference to exhibit 10.63 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2003).

10.64	Code of Business Conduct and Ethics dated December 16, 2003 (incorporated by reference to exhibit 10.64 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2003).

10.65	Corporate Governance Principles and Guidelines dated January 2004 (incorporated by reference to exhibit 10.65 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2003).

10.66	First Amendment dated April 14, 2004, to the Credit Agreement between the Company, Merrill Lynch Capital as Collateral and Syndication Agent, UBS AG as Administrative Agent and the lenders signatory thereto dated November 24, 2003 (incorporated by reference to exhibit 10.66 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarter ended March 31, 2004).

10.67	Form of Grant Agreement pursuant to the General Cable Corporation 1997 Stock Incentive Plan (incorporated by reference to exhibit 10.67 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarter ended October 1, 2004).

10.68	Form of Grant Agreement pursuant to the General Cable Corporation 2000 Stock Option Plan (incorporated by reference to exhibit 10.68 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarter ended October 1, 2004).

10.69	Amended and restated Credit Agreement dated October 22, 2004, between the Company and Merrill Lynch Capital as collateral and syndication agent, UBS AG as Administrative Agent and the lenders signatory thereto (incorporated by reference to exhibit 10.69 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarter ended October 1, 2004).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of Subsidiaries of General Cable.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Cable Corporation

Signed: March 30, 2005	By:	/s/ GREGORY B. KENNY

Gregory B. Kenny
President, Chief Executive Officer
and Director

/s/	ROBERT J. SIVERD	Executive Vice President, General	March 30, 2005
	Robert J. Siverd	Counsel and Secretary

/s/	CHRISTOPHER F. VIRGULAK	Executive Vice President, Chief	March 30, 2005
	Christopher F. Virgulak	Financial Officer and Treasurer
(Chief Accounting Officer)

/s/	JOHN E. WELSH, III	Non-executive Chairman and Director	March 30, 2005

John E. Welsh, III

/s/	GREGORY E. LAWTON	Director	March 30, 2005

Gregory E. Lawton

/s/	CRAIG P. OMTVEDT	Director	March 30, 2005

Craig P. Omtvedt

/s/	ROBERT L. SMIALEK	Director	March 30, 2005

Robert L. Smialek

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Cable Corporation:

We have audited the accompanying consolidated balance sheets of General Cable Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Cable Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
Cincinnati, Ohio
March 30, 2005

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(in millions, except per share data)

	Year Ended December 31,
	2004	2003	2002
Net sales	$1,970.7	$1,538.4	$1,453.9

Cost of sales	1,756.0	1,365.0	1,287.3

Gross profit	214.7	173.4	166.6

Selling, general and administrative expenses	158.2	127.7	150.9

Operating income	56.5	45.7	15.7

Other income (expense)	(1.2)	1.5	—

Interest income (expense):
Interest expense	(37.7)	(43.9)	(43.9)
Interest income	1.8	0.8	1.3
Other financial costs	—	(6.0)	(1.1)

	(35.9)	(49.1)	(43.7)

Income (loss) from continuing operations before income taxes	19.4	(1.9)	(28.0)
Income tax (provision) benefit	18.1	(2.9)	9.9

Income (loss) from continuing operations	37.5	(4.8)	(18.1)

Gain (loss) on disposal of discontinued operations (net of tax)	0.4	—	(5.9)

Net income (loss)	37.9	(4.8)	(24.0)

Less: preferred stock dividends	(6.0)	(0.6)	—

Net income (loss) applicable to common shareholders	$31.9	$(5.4)	$(24.0)

EPS of Continuing Operations
Earnings (loss) per common share	$0.81	$(0.16)	$(0.55)

Weighted average common shares	39.0	33.6	33.0

Earnings (loss) per common share-assuming dilution	$0.75	$(0.16)	$(0.55)

Weighted average common shares-assuming dilution	50.3	33.6	33.0

EPS of Discontinued Operations
Gain (loss) per common share	$0.01	$—	$(0.18)

Gain (loss) per common share-assuming dilution	$0.01	$—	$(0.18)

EPS including Discontinued Operations
Earnings (loss) per common share	$0.82	$(0.16)	$(0.73)

Earnings (loss) per common share-assuming dilution	$0.75	$(0.16)	$(0.73)

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in millions, except share data)

	December 31,
	2004	2003
Assets
Current Assets:
Cash	$36.4	$25.1
Receivables, net of allowances of $16.0 million in 2004 and $15.6 million in 2003	350.9	268.9
Inventories	315.5	256.7
Deferred income taxes	23.0	13.5
Prepaid expenses and other	38.8	24.9

Total current assets	764.6	589.1

Property, plant and equipment, net	356.0	333.3
Deferred income taxes	65.7	76.5
Other non-current assets	34.5	50.6

Total assets	$1,220.8	$1,049.5

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$357.4	$250.6
Accrued liabilities	108.1	99.6
Current portion of long-term debt	1.1	2.3

Total current liabilities	466.6	352.5

Long-term debt	373.8	338.1
Deferred income taxes	15.3	9.6
Other liabilities	63.7	109.2

Total liabilities	919.4	809.4

Shareholders’ Equity:
Redeemable convertible preferred stock, 2,070,000 shares at redemption value (liquidation preference of $50.00 per share)	103.5	103.5
Common stock, $0.01 par value, issued and outstanding shares:
2004 – 39,335,754 (net of 4,885,823 treasury shares)
2003 – 38,908,512 (net of 4,828,225 treasury shares)	0.4	0.4
Additional paid-in capital	144.1	140.8
Treasury stock	(51.0)	(50.4)
Retained earnings	86.4	54.5
Accumulated other comprehensive income (loss)	22.4	(5.5)
Other shareholders’ equity	(4.4)	(3.2)

Total shareholders’ equity	301.4	240.1

Total liabilities and shareholders’ equity	$1,220.8	$1,049.5

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in millions)

	Year Ended December 31,
	2004	2003	2002
Cash flows of operating activities:
Net income (loss)	$37.9	$(4.8)	$(24.0)
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization	35.4	33.4	30.6
Foreign currency exchange (gain) loss	1.2	(1.5)	—
Loss on joint venture wind-down	4.2	—	—
Deferred income taxes	0.6	(6.5)	14.4
Settlement of tax items	(23.3)	—	—
(Gain) loss on disposal of property and businesses	(0.5)	6.8	1.7
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Purchase of receivables	—	(80.0)	—
(Increase) decrease in receivables	(63.7)	27.8	15.1
(Increase) decrease in inventories	(45.3)	16.9	61.5
(Increase) decrease in other assets	(12.8)	14.5	(8.0)
Increase (decrease) in accounts payable, accrued and other liabilities	78.8	(21.1)	(34.0)

Net cash flows of operating activities	12.5	(14.5)	57.3

Cash flows of investing activities:
Capital expenditures	(37.0)	(19.1)	(31.4)
Proceeds from sale of businesses, net of cash sold	—	—	1.7
Proceeds from properties sold	2.6	2.5	1.6
Other, net	(1.9)	(3.1)	(1.9)

Net cash flows of investing activities	(36.3)	(19.7)	(30.0)

Cash flows of financing activities:
Dividends paid	(6.0)	—	(5.0)
Common stock issued, net of fees and expenses	—	44.6	—
Preferred stock issued, net of fees and expenses	—	99.5	—
Repayment of loans from shareholders	0.4	1.0	—
Net change in revolving credit borrowings	35.6	(35.2)	(2.2)
Net change in other debt	(2.3)	(26.0)	4.0
Issuance of long-term debt, net of fees and expenses	—	276.6	—
Repayment of long-term debt	—	(333.3)	(15.4)
Proceeds from exercise of stock options	1.1	—	2.4

Net cash flows of financing activities	28.8	27.2	(16.2)

Effect of exchange rate changes on cash	6.3	3.0	1.4

Increase (decrease) in cash	11.3	(4.0)	12.5
Cash – beginning of period	25.1	29.1	16.6

Cash – end of period	$36.4	$25.1	$29.1

Supplemental Information
Cash paid (received) during the period for:
Income tax payments, net of (refunds)	$14.7	$(12.7)	$(27.0)

Interest paid	$38.0	$38.5	$44.1

Non-cash investing and financing activities:
Issuance of restricted stock	$2.9	$—	$—

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

(dollars in millions, share amounts in thousands)

								Accumulated
	Preferred		Common		Add’l			Other	Other
	Stock		Stock		Paid in	Treasury	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Income/ (Loss)	Equity	Total
Balance, December 31, 2001	—	$—	32,838	$0.4	$96.4	$(50.0)	$88.9	$(25.7)	$(5.1)	$104.9

Comprehensive loss:
Net loss							(24.0)			(24.0)
Foreign currency translation adjustment								11.2		11.2
Pension adjustments, net of $16.1 tax benefit								(29.2)		(29.2)
Unrealized investment losses								(0.4)		(0.4)
Loss on change in fair value of financial instruments, net of $0.2 tax benefit								(0.5)		(0.5)

Comprehensive loss										(42.9)
Amortization of restricted stock and other					0.9				0.1	1.0
Common stock dividends							(5.0)			(5.0)
Exercise of stock options			265		2.4					2.4
Other			32		0.3				0.2	0.5

Balance, December 31, 2002	—	$—	33,135	$0.4	$100.0	$(50.0)	$59.9	$(44.6)	$(4.8)	$60.9
Comprehensive income:
Net loss							(4.8)			(4.8)
Foreign currency translation adjustment								27.1		27.1
Pension adjustments, net of $4.2 tax expense								7.3		7.3
Unrealized investment gain								1.2		1.2
Gain on change in fair value of financial instruments, net of $1.9 tax expense								3.5		3.5

Comprehensive income										34.3
Preferred stock dividend							(0.6)			(0.6)
Amortization of restricted stock and other					0.4				0.1	0.5
Repayment of loans from shareholders			(74)		(0.4)	(0.4)			1.5	0.7
Issuance of preferred stock net of fees and expenses	2,070	103.5			(4.0)					99.5
Issuance of common stock net of fees and expenses			5,808		44.6					44.6
Other			40		0.2					0.2

Balance, December 31, 2003	2,070	$103.5	38,909	$0.4	$140.8	$(50.4)	$54.5	$(5.5)	$(3.2)	$240.1
Comprehensive income:
Net income							37.9			37.9
Foreign currency translation adjustment								23.9		23.9
Pension adjustments, net of $0.1 tax benefit								(0.2)		(0.2)
Unrealized investment gain								1.6		1.6
Gain on change in fair value of financial instruments, net of $1.2 tax expense								2.6		2.6

Comprehensive income										65.8
Preferred stock dividend							(6.0)			(6.0)
Amortization of restricted stock and other									0.5	0.5
Repayment of loans from shareholders			(58)		(0.6)	(0.6)			1.2	—
Exercise of stock options			123		1.0					1.0
Issuance of restricted stock			341		2.9				(2.9)	—
Other			21		—			—		—

Balance, December 31, 2004	2,070	$103.5	39,336	$0.4	$144.1	$(51.0)	$86.4	$22.4	$(4.4)	$301.4

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. General

General Cable Corporation and subsidiaries (General Cable) is a leading global developer and manufacturer in the wire and cable industry. The Company sells copper, aluminum and fiber optic wire and cable products worldwide. The Company’s operations are divided into three main segments: energy, industrial & specialty and communications. As of December 31, 2004, General Cable operated 26 manufacturing facilities in nine countries and two regional distribution centers in North America in addition to the corporate headquarters in Highland Heights, Kentucky.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of General Cable Corporation and its wholly-owned subsidiaries. Investments in 50% or less owned joint ventures are accounted for under the equity method of accounting. Other non-current assets included an investment in a fiber optics joint venture of $3.5 million at December 31, 2003. The Company adopted FIN 46, as revised, “Consolidation of Variable Interest Entities”, which resulted in the consolidation of the fiber optic joint venture in the first quarter of 2004. In the fourth quarter of 2004, the Company unwound the joint venture and as of December 31, 2004 owned 100% of the business. All transactions and balances among the consolidated companies have been eliminated.

Reclassifications

Certain reclassifications have been made to the prior year to conform to the current year’s presentation.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on historical experience and information that is available to management about current events and actions the Company may take in the future. Significant items subject to estimates and assumptions include valuation allowances for sales incentives, accounts receivable, inventory and deferred income taxes; legal, environmental, asbestos and customer reel deposit liabilities; assets and obligations related to pension and other post-retirement benefits; and self insured workers compensation and health insurance reserves. There can be no assurance that actual results will not differ from these estimates.

Revenue Recognition

Revenue is recognized when goods are shipped to the customer, title and risk of loss are transferred, pricing is fixed or determinable and collectibility is reasonably assured. Most revenue transactions represent sales of inventory. A provision for payment discounts, product returns and customer rebates is estimated based upon historical experience and other relevant factors and is recorded within the same period that the revenue is recognized. Given the nature of the Company’s business, revenue recognition practices do not contain estimates that materially affect results of operations.

Earnings (Loss) Per Share

Earnings (loss) per common share and loss per common share-assuming dilution are computed based on the weighted average number of common shares outstanding. Earnings per common share-assuming dilution are computed based on the weighted average number of common shares outstanding and the dilutive effect of stock options and restricted stock units outstanding and the assumed conversion of the Company’s preferred stock, if applicable.

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)

Inventories

General Cable values all of its North American inventories and all of its non-North American metal inventories using the LIFO method and all remaining inventories using the first-in first-out (FIFO) method. Inventories are stated at the lower of cost or market value. The Company determines whether a lower of cost or market provision is required on a quarterly basis by computing whether inventory on hand, on a last-in first-out (LIFO) basis, can be sold at a profit based upon current selling prices less variable selling costs. No provision was required in 2004 or 2003. In the event that a provision is required in some future period, the Company will determine the amount of the provision by writing down the value of the inventory to the level where its sales, using current selling prices less variable selling costs, will result in a profit.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Costs assigned to property, plant and equipment relating to acquisitions are based on estimated fair values at that date. Depreciation is provided using the straight-line method over the estimated useful lives of the assets: new buildings, from 15 to 50 years; and machinery, equipment and office furnishings, from 3 to 15 years. Leasehold improvements are depreciated over the life of the lease. The Company’s manufacturing facilities perform major maintenance activities during planned shutdown periods which traditionally occur in July and December. The costs related to these activities are accrued for evenly throughout the year.

Goodwill

Goodwill and intangible assets with indefinite useful lives are not amortized, but are reviewed annually for impairment. At December 31, 2003, the Company had no goodwill recorded on its balance sheet. During the first quarter of 2004, the Company began consolidating its fiber optic joint venture, which had $1.9 million of goodwill. As part of the Company’s business planning process in 2004, management determined that the initial business premise for the formation of the joint venture was not being realized and that the long-term prospects for the joint venture were significantly below previous expectations. Therefore, during the fourth quarter of 2004, the Company recorded a $1.9 million charge for the write-off of this goodwill. The fair value of this business unit was estimated using the expected present value of future cash flows. There was no goodwill on the Company’s balance sheet at December 31, 2004.

Fair Value of Financial Instruments

Financial instruments are defined as cash or contracts relating to the receipt, delivery or exchange of financial instruments. Except as otherwise noted, fair value approximates the carrying value of such instruments.

Forward Pricing Agreements for Purchases of Copper and Aluminum

In the normal course of business, General Cable enters into forward pricing agreements for purchases of copper and aluminum to match certain sales transactions. At December 31, 2004 and 2003, General Cable had $62.4 million and $30.5 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. The fair market value of the forward pricing agreements was $69.6 million and $32.9 million at December 31, 2004 and 2003, respectively. General Cable expects to recover the cost of copper and aluminum under these agreements as a result of firm sales price commitments with customers.

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

Accounts Receivable Securitization

The Company accounted for the securitization of accounts receivable in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125.” At the time the receivables were sold, the balances were removed from the Consolidated Balance Sheet. This statement modified certain standards for the accounting of transfers of financial assets and also required expanded financial statement disclosures related to securitization activities. During the fourth quarter of 2003, this securitization financing was terminated in connection with the refinancing of the Company’s bank debt. See further discussion in Note 6.

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

	Year Ended December 31,
	2004	2003	2002
Net income (loss) as reported	$37.9	$(4.8)	$(24.0)
Less: preferred stock dividends	(6.0)	(0.6)	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2.2)	(2.2)	(2.4)

Pro forma net income (loss) for basic EPS computation	$29.7	$(7.6)	$(26.4)

Net income (loss) as reported	$37.9	$(4.8)	$(24.0)
Less: preferred stock dividends, if applicable	n/a	(0.6)	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2.2)	(2.2)	(2.4)

Pro forma net income (loss) for diluted EPS computation	$35.7	$(7.6)	$(26.4)

Earnings (loss) per share:
Basic — as reported	$0.82	$(0.16)	$(0.73)
Basic — pro forma	$0.76	$(0.23)	$(0.80)

Diluted — as reported	$0.75	$(0.16)	$(0.73)
Diluted — pro forma	$0.71	$(0.23)	$(0.80)

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

	2004	2003	2002
Risk-free interest rate	4.0%	3.6%	3.2%
Expected dividend yield	N/A	N/A	1.5%
Expected option life	6.5 years	6.5 years	6.5 years
Expected stock price volatility	40.9%	70.1%	95.7%
Weighted average fair value of options granted	$4.16	$2.72	$9.58

New Standards

In December 2004, SFAS No. 123(R), “Share-Based Payment” was issued. This statement will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant date fair value of the equity instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123 (R) replaces SFAS No. 123 and supersedes APB Option No. 25. SFAS No. 123 (R) is effective for fiscal quarters beginning after June 15, 2005. The Company is currently evaluating the impact of adopting SFAS No. 123 (R) on its consolidated financial position, results of operations and cash flows.

In November 2004, SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” was issued. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of adopting SFAS No. 151 on its consolidated financial position, results of operations and cash flows.

3. Acquisitions and Divestitures

During the second quarter of 2002, General Cable formed a joint venture company to manufacture and market fiber optic cables. General Cable contributed assets, primarily inventory and machinery and equipment, to a subsidiary company, which was then contributed to the joint venture in exchange for a $10.2 million note receivable, which resulted in a $5.6 million deferred gain on the transaction. Beginning in the first quarter of 2004, the Company consolidated the joint venture company as a result of the adoption of FIN No. 46, as revised. During the fourth quarter of 2004, the Company exchanged the note receivable from the joint venture partner for the partner’s ownership interest in the joint venture company. The acquired ownership interest was recorded at fair market value, which was $2.4 million less than the carrying value of the not receivable, net of the deferred gain, resulting in a $2.4 million charge to SG&A expense in the fourth quarter of 2004. In addition, the Company wrote-off the goodwill recorded on the joint venture company books resulting in a $1.9 million charge. The December 31, 2003 balance sheet included a $3.5 million investment in joint venture in other non-current assets, a $10.2 million note receivable from the former joint venture partner and a $5.6 million deferred gain in other liabilities.

4. Other Income (Expense)

Other income (expense) includes foreign currency transaction gains or losses which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated. During 2004 and 2003,the Company recorded a $(1.2) million loss and a $1.5 million gain, respectively, resulting from foreign currency transaction gains and losses.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

5. Discontinued Operations

In September 2001, the Company announced its decision to sell its building wire business and to exit its retail cordsets business, the results of which have been reported as discontinued operations. The gain (loss) on disposal of the discontinued operations were as follows (in millions):

	Year Ended December 31,
	2004	2003	2002
Pre-tax gain (loss) on disposal of discontinued operations	$0.6	$—	$(9.1)
Income tax (expense) benefit	(0.2)	—	3.2

Gain (loss) on disposal of discontinued operations	$0.4	$—	$(5.9)

During 2004, the Company recorded a $0.6 million pre-tax gain on the disposal of discontinued operations resulting from the reversal of provisions not expected to be utilized related to the disposal of these operations. During 2002, the Company recorded a $9.1 million pre-tax loss on disposal of discontinued operations. The components of this charge principally related to an estimated lower net realizable value for real estate remaining from the Company’s former building wire business unit which was sold in 2001, a longer than anticipated holding period for three distribution centers with unexpired lease commitments and certain other costs.

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

Transfers of receivables under this program were treated as a sale and resulted in a reduction of total accounts receivable reported on the Company’s consolidated balance sheet. The Company continued to service the transferred receivables and received annual servicing fees from the special purpose subsidiary of approximately 1% of the average receivable balance. The market cost of servicing the receivables offset the servicing fee income and resulted in a servicing asset equal to zero. The Company’s retained interest in the receivables were carried at their fair value, which was estimated as the net realizable value. The net realizable value considered the relatively short liquidation period and an estimated provision for credit losses. The provision for credit losses was determined based on specific identification of uncollectible accounts and the application of historical collection percentages by aging category. The receivables were not subject to prepayment risk. The key assumptions used in measuring the fair value of retained interests at the time of securitization were receivables days sales outstanding of 54 and interest rates on LIBOR based on borrowings of 4.92%. At December 31, 2002, key assumptions used in measuring the fair value of the retained interest were days sales outstanding of 49 and interest rates on LIBOR based borrowings of 2.0%.

At December 31, 2002, the Company’s retained interest in accounts receivable was $84.8 million and off balance sheet financing, net of cash held in the trust, was $48.5 million. The effective interest rate in the securitization financing was approximately 2.0% at December 31, 2002. In 2002, proceeds from new sales totaled $1,067.6 million and cash collections reinvested totaled $1,030.8 million. The portfolio of accounts receivable that the Company serviced totaled approximately $130 million at December 31, 2002. This securitization financing was terminated during the fourth quarter of 2003 in conjunction with the Company’s refinancing of its bank debt. As a result of its early termination, the Company incurred costs of $0.8 million in the fourth quarter of 2003.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

7. Inventories

Inventories consisted of the following (in millions):

	December 31,
	2004	2003
Raw materials	$33.2	$25.5
Work in process	42.7	34.9
Finished goods	239.6	196.3

Total	$315.5	$256.7

At December 31, 2004 and December 31, 2003, $266.8 million and $202.4 million, respectively, of inventories were valued using the LIFO method. Approximate replacement costs of inventories valued using the LIFO method totaled $310.1 million at December 31, 2004 and $218.2 million at December 31, 2003.

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

8. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	December 31,
	2004	2003
Land	$26.8	$27.0
Buildings and leasehold improvements	62.5	63.9
Machinery, equipment and office furnishings	469.8	408.1
Construction in progress	8.7	7.8

Total — gross book value	567.8	506.8
Less accumulated depreciation	(211.8)	(173.5)

Total — net book value	$356.0	$333.3

Depreciation expense totaled $31.8 million, $29.8 million and $28.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

9. Accrued Liabilities

Accrued liabilities consisted of the following (in millions):

	December 31,
	2004	2003
Payroll related accruals	$30.5	$23.6
Customers deposits and prepayments	13.1	11.3
Taxes other than income	15.0	12.1
Customer rebates	13.3	8.6
Insurance claims and related expenses	5.4	5.4
Accrued restructuring costs	1.7	4.3
Current deferred tax liability	0.4	2.1
Other accrued liabilities	28.7	32.2

Total	$108.1	$99.6

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

10. Restructuring Charges

Changes in accrued restructuring costs were as follows (in millions):

	Severance	Facility
	and Related	Closing
	Costs	Costs	Total
Balance, December 31, 2001	$2.6	$10.7	$13.3
Provisions	14.0	10.0	24.0
Utilization	(12.2)	(9.9)	(22.1)

Balance, December 31, 2002	4.4	10.8	15.2
Provisions, net of reversals	2.5	5.7	8.2
Utilization	(5.5)	(13.6)	(19.1)

Balance, December 31, 2003	1.4	2.9	4.3
Provisions, net of reversals	3.3	3.2	6.5
Utilization	(4.2)	(4.9)	(9.1)

Balance, December 31, 2004	$0.5	$1.2	$1.7

During 2004, $7.1 million of provisions were recorded for severance and related costs ($3.3 million) and facility closing costs ($3.8 million) related to the rationalization of industrial cable manufacturing facilities. The Company completed its rationalization plans for these facilities at the end of 2004. During 2004, the Company also reversed unutilized provisions of $0.6 million related to the Company’s discontinued operations. Provisions of $6.0 million were included in cost of sales, $1.1 million were included in selling, general and administrative expenses and the reversal of unutilized provisions of $0.6 million were included in gain on disposal of discontinued operations. All restructuring provisions, net of reversals, are reflected in the corporate segment.

The Company’s Taunton, Massachusetts facility ceased operations on January 30, 2004, and employed approximately 50 associates and was comprised of approximately 131,000 square feet of space. The Company has also refocused and realigned production at its Marion, Indiana facility. The Company also closed its South Hadley, Massachusetts facility in the third quarter of 2004. This facility employed approximately 40 associates and was comprised of approximately 150,000 square feet of space. The Company’s Plano, Texas rod mill facility ceased operations at the end of June 2004 and employed approximately 30 associates and was comprised of approximately 60,000 square feet of space. During the second quarter of 2004 the Company sold most of the equipment utilized in the rod mill facility. Proceeds from the sale of equipment were partially offset by costs related to closing the facility which resulted in a net gain of $0.3 million in the year ended December 31, 2004.

During 2003, provisions of $10.3 million were recorded for severance and related costs resulting from headcount reductions of approximately 110 associates at the Company’s European operations ($2.7 million) and the rationalization of industrial cable manufacturing facilities ($7.6 million). Additionally, the Company reversed unutilized provisions of $1.6 million related to severance costs and $0.5 million related to facility closing costs. Provisions of $10.1 million were included in cost of sales while $0.2 million were in selling, general and administrative expenses. The reversal of unutilized provisions of $2.1 million was recorded in selling, general and administrative expense. All of the restructuring provisions, net of reversals are reflected in the corporate segment.

During 2002, $24.0 million of provisions were recorded ($14.9 million in continuing operations and $9.1 million in discontinued operations). The $9.1 million discontinued operations pre-tax charge principally related to an estimated lower net realizable value for real estate remaining from the Company’s former building wire business, a longer than anticipated holding period for three distribution centers with unexpired lease commitments and certain other costs. The $14.9 million continuing operations charge included $6.9 million for severance and related costs resulting from worldwide headcount reductions of approximately 140 associates and $8.0 million related to costs to close two manufacturing facilities. The $8.0 million charge for the closure of manufacturing facilities included $5.6 million for severance and related costs. The closed manufacturing facilities, located in Monticello, Illinois and Sanger, California, employed approximately 200 associates and ~S.CONTutilized more than 350,000 square feet in the production of service wire sold to the telecommunications industry and certain data communications cables.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

11. Long-Term Debt

Long-term debt consisted of the following (in millions):

	December 31,
	2004	2003
Senior notes due 2010	$285.0	$285.0
Revolving loans	78.6	43.0
Other	11.3	12.4

Total debt	374.9	340.4
Less current maturities	1.1	2.3

Long-term debt	$373.8	$338.1

Weighted average interest rates at December 31, 2004 and 2003 were as follows:
Senior notes due 2010	9.5%	9.5%
Revolving loans	4.9%	3.9%
Other	3.9%	2.1%

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

The senior unsecured notes (the “Notes”) were issued in the amount of $285.0 million, bear interest at a fixed rate of 9.5% and mature in 2010. The estimated fair value of the Notes was approximately $322.1 million at December 31, 2004.

The senior secured revolving credit facility is a five year $240.0 million asset based revolving credit agreement (the “Credit Agreement”). The Credit Agreement is secured by substantially all U.S. and Canadian assets. Borrowing availability is based on eligible U.S. and Canadian accounts receivable and inventory and certain U.S. fixed assets. As of December 31, 2004 and 2003, the Company had outstanding borrowings of $78.6 million and $43.0 million, respectively, and availability of $126.0 million and $147.6 million, respectively, under the terms of the Credit Agreement. Availability of borrowings under the fixed asset component of the new facility is reduced quarterly over a seven-year period by $5.7 million per annum beginning in 2004. This may result in a reduction in the overall availability depending upon the calculation of eligible accounts receivable and inventory. The facility also includes a sub-facility for letters of credit of up to $50.0 million. At December 31, 2004 and 2003, the Company had outstanding letters of credit of $34.4 million and $37.7 million, respectively.

During the fourth quarter of 2004, the Company amended the Credit Agreement which lowered the borrowing rate by 50 basis points, increased the annual capital spending limit and provided for the ability to swap up to $100 million of existing fixed rate Senior notes to a floating interest rate.

Borrowings under the Credit Agreement, as amended, bear interest at a rate of LIBOR plus 2.00% to 2.50% and/or prime plus 0.75% to 1.25% depending upon the Company’s fixed charge coverage, as defined by the Credit Agreement. The weighted average interest rate on borrowings under the Credit Agreement for the year ended December 31, 2004 was 4.57%. Under the Credit Agreement, the Company pays a commitment fee of 0.50% per annum on the unused portion of the commitment. In connection with the November 2003 refinancing and fourth quarter 2004 amendment to the Credit Agreement, the Company incurred fees and expenses aggregating $7.7 million, which are being amortized over the term of the Credit Agreement. In addition, $4.4 million of unamortized fees related to the former credit facility were written off in the fourth quarter of 2003.

The Credit Agreement, as amended, contains covenants that limit capital spending and the payment of dividends to holders of common stock and require a minimum fixed charge coverage ratio, as defined. At December 31, 2004 and 2003, the Company was in compliance with all covenants under the Credit Agreement.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

At December 31, 2004, maturities of long-term debt during each of the years 2005 through 2009 are $1.1 million, $0.2 million, $0.3 million, $78.8 million and $0.2 million, respectively, and $294.3 million thereafter.

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

During 2001, the Company entered into several interest rate swaps which effectively fixed interest rates for borrowings under the former credit facility and other debt. In December 2003 in conjunction with the refinancing of its bank debt, the Company incurred a cost of $0.8 million to terminate the interest rate swaps related to the former credit facility. At December 31, 2004, the remaining outstanding interest rate swap had a notional value of $9.0 million, an interest rate of 4.49% and matures in October 2011. The Company does not provide or receive any collateral specifically for this contract. The fair value of interest rate derivatives are based on quoted market prices and third party provided calculations, which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments. At December 31, 2004 and 2003, the net unrealized loss on the interest rate derivative and the related carrying value was $(0.7) million.

The Company enters into forward exchange contracts principally to hedge the currency fluctuations in certain transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. Principal transactions hedged during the year were firm sales and purchase commitments. The fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At December 31, 2004 and 2003, the net unrealized loss on the net foreign currency contracts was $(0.6) million and $(0.8) million, respectively.

Outside of North America, General Cable enters into commodity futures contracts for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. At December 31, 2004 and 2003, General Cable had an unrealized gain of $3.5 million and $0.1 million, respectively, on the commodity futures.

Foreign currency and commodity contracts are used to hedge future sales and purchase commitments. Interest rate swaps are used to manage interest expense exposure by fixing the interest rate on a portion of floating rate debt. Unrealized gains and losses on these derivative financial instruments are recorded in other comprehensive income until the underlying transaction occurs and is recorded in the income statement at which point such amounts included in other comprehensive income are recognized in income which generally will occur over periods less than one year. During the years ended December 31, 2004, 2003 and 2002, a $(1.0) million loss, a $(6.2) million loss, and a $(6.3) million loss were reclassified from other comprehensive income to the income statement.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The notional amounts and fair values of these financial instruments at December 31, 2004 and 2003 are shown below (in millions). The carrying amount of the financial instruments was a net asset of $2.2 million and a net liability ($1.4) million at December 31, 2004 and 2003, respectively.

	2004		2003
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Interest rate swap	$9.0	$(0.7)	$9.0	$(0.7)
Foreign currency forward exchange	33.6	(0.6)	38.4	(0.8)
Commodity futures	48.8	3.5	13.6	0.1

		$2.2		$(1.4)

In North America, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. General Cable had an unrealized gain of $7.2 million at December 31, 2004 and $2.4 million at December 31, 2003 related to these transactions. General Cable expects to offset the unrealized gains under these agreements as a result of firm sale price commitments with customers.

13. Income Taxes

The provision (benefit) for income taxes attributable to continuing operations consisted of the following (in millions):

	Year Ended December 31,
	2004	2003	2002
Current tax expense (benefit):
Federal	$(34.0)	$—	$(13.8)
State	(1.4)	0.2	0.1
Foreign	16.7	8.1	6.8
Deferred tax expense (benefit):
Federal	(1.9)	(14.7)	(6.9)
State	—	—	2.9
Foreign	2.5	9.3	1.0

Total	$(18.1)	$2.9	$(9.9)

The income tax provision (benefit) attributable to the operations and disposal of discontinued operations was $0.2 million and $(3.2) million for 2004 and 2002, respectively.

The reconciliation of reported income tax expense (benefit) to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income from continuing operations is as follows (in millions):

	Year Ended December 31,
	2004	2003	2002
Statutory federal income tax	$6.8	$(0.7)	$(9.8)
State and foreign income tax differential	(1.4)	(0.3)	0.8
Subpart F taxation of foreign profits	0.1	4.4	—
Settlement of tax items	(23.3)	—	—
Other, net	(0.3)	(0.5)	(0.9)

Total	$(18.1)	$2.9	$(9.9)

See further discussion of the most significant settlement of tax items in Note 24.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The components of deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$87.5	$89.4
Pension and retiree benefits accruals	12.6	15.1
Asset and rationalization reserves	0.6	2.5
Inventory	14.1	5.8
Tax credit carryforwards	6.5	7.7
Other liabilities	11.1	11.3
Valuation allowance	(17.5)	(19.0)

Total deferred tax assets	114.9	112.8
Deferred tax liabilities:
Inventory	0.6	5.6
Depreciation and fixed assets	41.3	30.2

Net deferred tax assets	$73.0	$77.0

As of December 31, 2004, the Company has recorded a valuation allowance for its state net operating loss carryforwards and a portion of its foreign net operating loss carryforwards due to uncertainties regarding the ability to obtain future tax benefits for these tax attributes. The December 31, 2004 valuation allowance of $17.5 million decreased $1.5 million from the prior year.

The valuation of the deferred tax asset is dependent on, among other things, the ability of the Company to generate a sufficient level of future taxable income. In estimating future taxable income, the Company has considered both positive and negative evidence, such as historical results of operations, including the losses realized in recent periods, and has considered the implementation of prudent and feasible tax planning strategies. Approximately $20 million of the Company’s deferred tax asset must be utilized prior to its expiration in the period 2006-2009. The remainder of the asset may be used for at least 15 years. This finite life has also been considered by the Company in the valuation of the asset. The Company has and will continue to review on a quarterly basis its assumptions and tax planning strategies and, if the amount of the estimated realizable net deferred tax asset is less than the amount currently on the balance sheet, the Company would reduce its deferred tax asset, recognizing a non-cash charge against reported earnings.

After taking into account 2001 and 2002 U.S. net operating loss carrybacks that resulted in tax refunds of $50.9 million, the Company generated U.S. net operating loss carryforwards of $47.5 million in 2000, $49.4 million in 2002, $36.2 million in 2003, and $15.8 million in 2004. These U.S. net operating loss carryforwards expire in 2020, 2022, 2023 and 2024, respectively. The Company also has other U.S. net operating loss carryforwards that are subject to an annual limitation under Internal Revenue Code Section 382. These Section 382 limited net operating loss carryforwards expire in varying amounts from 2006-2009. The total Section 382 limited net operating loss carryforward that may be utilized prior to expiration is estimated at $53.9 million. The Company has approximately $19.4 million of net operating loss carryforwards in various foreign jurisdictions. A valuation allowance has been established against $15.9 million of these foreign net operating losses due to the uncertainty of utilization prior to expiration. The Company also has $6.5 million of U.S. alternative minimum tax credits, which have no expiration date. Approximately $3.1 million of these alternative minimum tax credit carryforwards are also subject to Section 382 limitations.

The American Jobs Creation Act of 2004 provides that US corporations can repatriate earnings of foreign subsidiaries at a reduced tax rate under certain circumstances. As of December 31, 2004 the undistributed earnings of foreign subsidiaries that are considered to be indefinitely reinvested are approximately $135 million. The Company is currently in the process of evaluating how much, if any, of these foreign earnings will be repatriated. The Company will determine the sources and amounts, if any, of the foreign earnings repatriation and the related tax expense prior to December 31, 2005.

14. Pension Plans

General Cable provides retirement benefits through contributory and noncontributory pension plans for the majority of its regular full-time employees. Pension expense under the defined contribution plans sponsored by General Cable in the United

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

Net pension expense included the following components (in millions):

	Year ended December 31,
	2004	2003	2002
Service cost	$2.1	$1.9	$2.1
Interest cost	9.4	9.1	9.1
Expected return on plan assets	(9.6)	(7.4)	(10.2)
Net amortization and deferral	3.6	4.8	1.0

Net defined benefit pension expense	5.5	8.4	2.0
Net defined contribution pension expense	5.9	5.4	5.7

Total pension expense	$11.4	$13.8	$7.7

The changes in the benefit obligation and plan assets, the funded status of the plan and the amounts recognized in the Consolidated Balance Sheets were as follows (in millions):

	December 31,
	2004	2003
Changes in Benefit Obligation:
Beginning benefit obligation	$154.5	$141.0
Impact of foreign currency exchange rate change	1.7	2.3
Service cost	2.1	1.9
Interest cost	9.4	9.1
Curtailment gain	—	(0.3)
Special termination benefits	—	0.3
Benefits paid	(10.8)	(10.1)
Amendments	2.0	—
Assumption change	—	7.4
Actuarial loss	4.6	2.9

Ending benefit obligation	$163.5	$154.5

Changes in Plan Assets:
Beginning fair value of plan assets	$114.6	$88.9
Impact of foreign currency exchange rate change	1.4	1.7
Actual return on plan assets	12.3	28.0
Company contributions	13.0	6.1
Benefits paid	(10.8)	(10.1)

Ending fair value of plan assets	$130.5	$114.6

Reconciliation of Funded Status:
Funded status of the plan	$(33.0)	$(39.9)
Unrecognized net transition obligation	—	0.5
Unrecognized actuarial loss	36.2	35.4
Unrecognized prior service cost	10.1	9.2

Prepaid pension cost	$13.3	$5.2

Amounts Recognized in Consolidated Balance Sheet:
Accrued pension liability	$(27.3)	$(35.4)
Prepaid pension cost	—	0.7
Intangible asset	5.2	5.1
Accumulated other comprehensive income	35.4	34.8

Net amount recognized	$13.3	$5.2

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The curtailment gain and special termination benefits in 2003 were the result of closing and selling certain manufacturing locations.

The weighted average interest rate assumptions used in determining current year assets and liabilities and determining subsequent year expenses were:

	2004	2003	2002
Discount rate	6.0%	6.0%	6.5%
Expected rate of increase in future compensation levels	4.0%	4.0%	4.0%
Long-term rate of return on plan assets	8.5%	8.5%	9.0%

Pension expense for the defined benefit pension plans sponsored by General Cable is determined based upon a number of actuarial assumptions, including an expected long-term rate of return on assets of 8.5%. This assumption was based on input from actuaries, including their review of historical 10 year, 20 year, and 25 year rates of inflation and real rates of return on various broad equity and bond indices in conjunction with the diversification of the asset portfolio. The expected long-term rate of return on assets is based on an asset allocation assumption of 65% allocated to equity investments, with an expected real rate of return of 7%, and 35% with fixed-income investments, with an expected real rate of return of 3%, and an assumed long-term rate of inflation of 3%. Because of market fluctuations, the actual asset allocations as of December 31, 2004 and 2003 were 68% and 74%, respectively, of equity investments and 32% and 26%, respectively, of fixed-income investments. Management believes that long-term asset allocation on average will approximate the Company’s assumptions and that a 8.5% long-term rate of return is a reasonable assumption.

The determination of pension expense for the defined benefit pension plans is based on the fair market value of assets as of the measurement date which is December 31. Investment gains and losses are recognized in the measurement of assets immediately. Such gains and losses will be amortized and recognized as part of the annual benefit cost to the extent that unrecognized net gains and losses from all sources exceed 10% of the greater of the projected benefit obligation or the market value of assets.

The determination of future pension obligations utilizes a discount rate based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency which are expected to be available during the period to maturity of the projected pension benefit obligations, and input from our actuaries. The discount rate used at December 31, 2004 was 6.0%.

The accumulated benefit obligation for all of the Company’s defined benefit pension plans was $157.3 million and $149.5 million at December 31, 2004 and 2003, respectively. The projected benefit obligation and accumulated benefit obligation for the pension plans with accumulated benefit obligations in excess of plan assets were $150.0 million and $147.7 million at December 31, 2004, and $136.3 million and $135.2 million at December 31, 2003.

The Company expects to contribute $10.8 million to its defined benefit pension plans for 2005. The estimated future benefit payments expected to be paid for the Company’s defined benefit plans are $9.4 million in 2005, $9.5 million in 2006, $9.5 million in 2007, $9.8 million in 2008, $9.9 million in 2009 and $53.4 million in the five years thereafter.

15. Post-Retirement Benefits Other Than Pensions

General Cable has post-retirement benefit plans that provide medical and life insurance for certain retirees and eligible dependents. General Cable funds the plans as claims or insurance premiums are incurred. Net post-retirement benefit expense included the following components (in millions):

	Year ended December 31,
	2004	2003	2002
Service cost	$0.3	$0.3	$0.3
Interest cost	0.6	0.6	0.7
Amortization of prior service cost	(0.1)	(0.6)	(0.7)
Curtailment loss	—	—	0.2

Net post-retirement benefit expense	$0.8	$0.3	$0.5

The curtailment loss was the result of closing certain manufacturing locations in 2002.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The change in the accrued post-retirement benefit liability was as follows (in millions):

	December 31,
	2004	2003
Beginning benefit obligation balance	$10.1	$10.8
Impact of foreign currency exchange rate change	0.1	—
Net periodic benefit expense	0.8	0.3
Benefits paid	(1.0)	(1.0)

Ending benefit obligation balance	$10.0	$10.1

The discount rate used in determining the accumulated post-retirement benefit obligation was 5.5% for the year ended December 31, 2004, 6.0% for the year ended December 31, 2003 and 6.5% for the year ended December 31, 2002. The assumed health-care cost trend rate used in measuring the accumulated post-retirement benefit obligation was 10.0%, decreasing gradually to 4.50% in year 2011 and thereafter. Increasing the assumed health-care cost trend rate by 1% would result in an increase in the accumulated post-retirement benefit obligation of $0.7 million for 2004. The effect of this change would increase net post-retirement benefit expense by $0.1 million. Decreasing the assumed health-care cost trend rate by 1% would result in a decrease in the accumulated post-retirement benefit obligation of $0.6 million for 2004. The effect of this change would decrease the net post-retirement benefit expense by $0.1 million.

The estimated future benefit payments expected to be paid for the Company’s post-retirement benefits other than pensions are $1.1 million in 2005, $1.1 million in 2006, $1.0 million in 2007, $0.9 million in 2008, $0.9 million in 2009 and $4.6 million in the five years thereafter.

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

The Company has two equity compensation plans, the 1997 Stock Incentive Plan and the 2000 Stock Option Plan. The 1997 Stock Incentive Plan authorizes a maximum of 4,725,000 shares, options or units of Common Stock to be granted. Stock options are granted to employees selected by the Compensation Committee of the Board or the Chief Executive Officer at prices which are not less than the closing market price on the date of grant. The Compensation Committee (or Chief Executive Officer) has authority to set all the terms of each grant. The majority of the options granted under the plan expire in 10 years and become fully exercisable ratably over three years of continued employment or become fully exercisable after three years of continued employment. Restrictions on the majority of shares awarded to employees under the plan expire ratably over a three-year period, expire after six years from the date of grant or expire ratably from the second anniversary to the sixth anniversary of the date of grant. Restricted stock units were awarded to employees in November 1998 as part of a Stock Loan Incentive Plan.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

During the first quarter of 2001, 355,500 shares of restricted common stock with performance accelerated vesting features were awarded to certain senior executives under the Company’s 1997 Stock Incentive Plan, as amended. Under the terms of this plan, the Company can award restricted common stock to executives and key employees with such features. The restricted shares vest six years from the date of grant unless certain performance criteria are met. The performance measure used to determine vesting is the Company’s stock price. The stock price targets must be sustained for 20 business days inorder to trigger accelerated vesting. During the second quarter of 2001, as a result of the achievement of performance criteria, restrictions on 50% of the stock expired and the Company recognized accelerated amortization of $1.2 million.

In January 2004, 340,500 shares of restricted common stock with performance accelerated vesting features were awarded to Company executives and key employees under the Company’s 1997 Stock Incentive Plan as amended. The restricted shares vest ratably from the second anniversary of the date of grant to the sixth anniversary unless certain performance criteria are met. The performance measure used to determine accelerated vesting is earnings per share.

Amortization of all outstanding restricted stock awards was $0.5 million, $0.1 million and $0.1 million during 2004, 2003 and 2002, respectively.

In November 1998, General Cable entered into a Stock Loan Incentive Plan (SLIP) with executive officers and key employees. Under the SLIP, the Company loaned $6.0 million to facilitate open market purchases of General Cable common stock. A matching restricted stock unit (MRSU) was issued for each share of stock purchased under the SLIP. The fair value of the MRSUs at the grant date of $6.0 million, adjusted for subsequent forfeitures, was amortized to expense over the initial five-year vesting period. In June 2003, all executive officers repaid their loans plus interest that were originally made under the SLIP in the amount of $1.8 million. The Company accepted as partial payment for the loans common stock owned by the executive officers and restricted stock units previously awarded to them under the SLIP. In July 2003, the Company approved an extension of the loan maturity for the remaining participants in the SLIP for an additional three years to November 2006, subject in the extension period to a rate of interest of 5.0%. As part of the loan extension the vestingschedule on the MRSUs was also extended so that the MRSUs vest in November 2006. If the vesting requirements are met,one share of General Cable common stock will be issued in exchange for each MRSU. During the third quarter of 2004, certain employees repaid their loans plus interest that were originally made under the SLIP in the amount of $1.4 million. The Company accepted, as partial payment for the loans, common stock owned by the employees and restricted stock units previously awarded to them under the SLIP. There are 82,932 MRSUs outstanding as of December 31, 2004. The MRSUs were fully amortized in 2003. Amortization expense related to the MRSUs was $0.4 million and $0.9 million during 2003 and 2002 respectively.

The components of accumulated other comprehensive income (loss) consisted of the following (in millions):

	December 31,
	2004	2003
Foreign currency translation adjustment	$41.5	$17.6
Pension adjustments, net of tax	(23.5)	(23.3)
Change in fair value of derivatives, net of tax	1.9	(0.7)
Net unrealized investment gains	2.5	0.9

Total	$22.4	$(5.5)

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Other shareholder’s equity consisted of the following (in millions):

	December 31,
	2004	2003
Loans to shareholders	$(1.6)	$(2.8)
Restricted stock	(2.8)	(0.4)

Total	$(4.4)	$(3.2)

17. Stock Options

General Cable applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for stock options issued under its 1997 Stock Incentive Plan and its 2000 Stock Option Plan (see description of plans in Note 16). Accordingly, no compensation cost has been recognized for stock option grants under the plans.

A summary of option information for the years ended December 31, 2004, 2003 and 2002 follows (options in thousands):

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Balance at December 31, 2001	3,224	$13.75
Granted	641	13.39
Exercised	(265)	8.99
Forfeited	(857)	15.47

Balance at December 31, 2002	2,743	13.55
Granted	1,126	4.05
Exercised	(15)	7.92
Forfeited	(363)	11.37

Balance At December 31, 2003	3,491	10.61
Granted	35	8.73
Exercised	(123)	8.01
Forfeited	(117)	10.37

Balance At December 31, 2004	3,286	$10.70

The following table summarizes information about stock options outstanding at December 31, 2004 (options in thousands):

			Weighted
			Average
		Weighted	Remaining		Weighted
Range of	Options	Average	Contractual	Options	Average
Option Prices	Outstanding	Exercise Price	Life	Exercisable	Exercise Price
$0 - $7	1,039	$4.03	8.1	—	—
$7 - $14	1,723	$11.69	5.2	1,117	$10.95
$14 - $21	146	$14.26	4.7	145	$14.24
$21 - $28	378	$23.10	3.6	378	$23.10

As of December 31, 2004, 2003 and 2002, there were 1,640,000, 1,674,000 and 1,612,000 exercisable stock options, respectively.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

18. Earnings (Loss) Per Common Share of Continuing Operations

A reconciliation of the numerator and denominator of earnings (loss) per common share of continuing operations to earnings (loss) per common share of continuing operations assuming dilution is as follows (in millions):

	Year Ended December 31,
	2004	2003	2002
EPS from continuing operations – basic:
Income (loss) from continuing operations	$37.5	$(4.8)	$(18.1)
Less: preferred stock dividends	(6.0)	(0.6)	—

Income (loss) from continuing operations for basic EPS computation (1)	$31.5	$(5.4)	$(18.1)

Weighted average shares outstanding for basic EPS computation (2)	39.0	33.6	33.0

Earnings (loss) per common share from continuing operations — basic	$0.81	$(0.16)	$(0.55)

EPS from continuing operations – diluted:
Income (loss) from continuing operations	$37.5	$(4.8)	$(18.1)
Less: preferred stock dividends, if applicable	n/a	(0.6)	—

Income (loss) from continuing operations for diluted EPS computation (1)	$37.5	$(5.4)	$(18.1)

Weighted average shares outstanding	39.0	33.6	33.0
Dilutive effect of stock options and restricted stock units	1.0	—	—
Dilutive effect of assumed conversion of preferred stock, if applicable	10.3	n/a	n/a

Weighted average shares outstanding for diluted EPS computation(2)	50.3	33.6	33.0

Earnings (loss) per common share from continuing operations – diluted	$0.75	$(0.16)	$(0.55)

(1)	Numerator
(2)	Denominator

The earnings (loss) per common share — assuming dilution computation excludes the impact of 1.6 million, 3.6 million, and 2.7 million stock options and restricted stock units in 2004, 2003 and 2002, respectively, because their impact was anti-dilutive. This computation also excludes the impact of the assumed conversion of the Company’s preferred stock (which was issued in the fourth quarter of 2003) because its impact was anti-dilutive in 2003.

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

Segment net sales represent sales to external customers. Segment operating income (loss) represents income (loss) from continuing operations before interest income, interest expense, other income (expense), other financial costs or income taxes.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The operating loss included in corporate for 2004 consisted of $7.1 million related to the rationalization of certain of the Company’s industrial cable manufacturing facilities, $1.5 million for remediation costs of a former manufacturing facility $2.4 million related to the unwinding of the former fiber optics joint venture and $1.9 million related to the write-off of goodwill. The operating loss included in corporate for 2003 consisted of $7.6 million related to the rationalization of certain of the Company’s industrial cable manufacturing facilities and $2.7 million for severance related to headcount reductions of approximately 110 associates in the Company’s European operations. These charges were partially offset by $2.1 million of income resulting from the reversal of unutilized restructuring reserves related to the closure in prior years of North American manufacturing facilities. The operating loss included in corporate for 2002 consisted of $21.2 million related to the closure of two manufacturing plants, a $1.7 million loss on the sale of a non-strategic United Kingdom-based specialty cables business, a $3.6 million charge to reduce to fair value certain assets contributed to the Company’s fiber optic joint venture, and $6.9 million for severance and related costs for headcount reductions of approximately 140 associates worldwide. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company has recorded the operating items discussed above in the corporate segment rather than reflect such items in the energy, industrial & specialty or communications segments operating income because they are not considered in the operating performance evaluation of the energy, industrial & specialty or communications segment by the Company’s chief operating decision-maker, its Chief Executive Officer.

Corporate assets included cash, deferred income taxes, certain property, including property held for sale and prepaid expenses and other current and non-current assets. Depreciation on corporate property has been allocated to the operating segments. Depreciation expense included in the corporate column represents accelerated depreciation related to the rationalization of certain Industrial plant locations.

Summarized financial information for the Company’s operating segments for the years ended December 31 is as follows (in millions). Certain reclassifications have been made to the prior year to conform to the current year segment presentation.

		Industrial &
	Energy	Specialty	Communications	Corporate	Total
Net Sales:
2004	$705.7	$734.3	$530.7	$—	$1,970.7
2003	560.2	542.4	435.8	—	1,538.4
2002	516.0	499.4	438.5	—	1,453.9
Operating Income (Loss):
2004	39.8	23.0	6.6	(12.9)	56.5
2003	38.0	9.9	6.0	(8.2)	45.7
2002	36.9	9.7	2.5	(33.4)	15.7
Identifiable Assets:
2004	342.9	401.0	333.5	143.4	1,220.8
2003	269.5	325.1	302.9	152.0	1,049.5
Capital Expenditures:
2004	13.9	15.5	7.6	—	37.0
2003	6.6	8.7	3.8	—	19.1
2002	9.9	13.4	8.1	—	31.4
Depreciation Expense:
2004	5.0	8.4	15.7	2.7	31.8
2003	5.7	9.6	14.5	—	29.8
2002	3.8	8.5	15.8	—	28.1

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table presents revenues by geographic group based on the country of origin of the product or services for the years ended December 31 (in millions):

	2004	2003	2002
North America	$1,300.6	$1,074.2	$1,077.2
International	670.1	464.2	376.7

Total	$1,970.7	$1,538.4	$1,453.9

The following table presents property, plant and equipment by geographic group based on the location of the asset as of December 31 (in millions):

	2004	2003
North America	$213.4	$219.0
International	142.6	114.3

Total	$356.0	$333.3

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

At December 31, 2004 and 2003, General Cable had an accrued liability of approximately $3.6 million and $5.4 million, respectively, for various environmental-related liabilities of which General Cable is aware. American Premier Underwriters Inc., a former parent of General Cable, agreed to indemnify General Cable against all environmental-related liabilities arising out of General Cable’s or its predecessors’ ownership or operation of the Indiana Steel & Wire Company and Marathon Manufacturing Holdings, Inc. businesses (which were divested by General Cable), without limitation as to time or amount. While it is difficult to estimate future environmental-related liabilities accurately, General Cable does not currently anticipate any material adverse impact on its results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

In addition, Company subsidiaries have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by the Company. At December 31, 2004, there were approximately 16,300 non-maritime claims and 33,200 maritime asbestos claims outstanding. During 2004, some 418 new non-maritime claims and 173 maritime claims were filed; 22 non-maritime claims and no maritime claims were dismissed, settled or otherwise disposed of in that period. At December 31, 2004 and 2003, General Cable had accrued approximately $3.0 million and $1.6 million, respectively, for these lawsuits.

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

General Cable has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. Future minimum rental payments required under non-cancelable lease agreements at December 31, 2004 were as follows: 2005 — $7.6 million, 2006 — $7.4 million, 2007 — $5.0 million, 2008 — $3.6 million, 2009 — $2.9 million, and thereafter $16.2 million. Rental expense recorded in income from continuing operations was $10.3 million, $11.9 million and $10.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

21. Related Party Transactions

In May of 2002, General Cable formed a joint venture company to manufacture and market fiber optic cables. General Cable contributed assets, primarily inventory and machinery and equipment, to a subsidiary company, which was then contributed to the joint venture in exchange for a $10.2 million note receivable, which resulted in a $5.6 million deferred gain on the transaction. Beginning in the first quarter of 2004, the Company was required to consolidate the joint venture company as a result of the adoption of FIN No. 46, as revised. In January 2004, the Company reduced its ownership percentage from 49% to 40% and as a result the deferred gain was reduced to $4.8 million. During the fourth quarter of 2004, the Company exchanged the note receivable from the joint venture partner for the partner’s ownership interest in the joint venture company. The acquired ownership interest was recorded at fair market value, which was $2.4 million less than the carrying value of the note receivable net of the deferred gain, resulting in a charge to SGA expense in the fourth quarter of 2004. As of December 31, 2004, General Cable owns 100% of the joint venture company.

The joint venture company manufactured and sold to General Cable all of the fiber optic cable products that General Cable sells to its customers. During the years ended December 31, 2004 and 2003 and the eight month period ended December 31,2002, General Cable purchased approximately $16.0 million, $20.2 million and $12.2 million from the joint venture company. At December 31, 2003, General Cable had a $1.0 million payable to the joint venture company for these purchases.

General Cable sold fiber to the joint venture company. During the years ended December 31, 2004 and 2003 and the eight month period ended December 31, 2002, General Cable sold approximately $8.7 million, $10.4 million and $6.8 million to the joint venture company. At December 31, 2003, General Cable had a $1.0 million receivable from the joint venture company for these transactions.

For the year ended December 31, 2004, the joint venture company had sales of $21.4 million, an operating loss of $(4.0) million and a net loss of $(4.1) million. For the year ended December 31, 2003, the joint venture company had sales of $20.6 million and an operating loss and net loss of $(0.6) million. At December 31, 2003, the joint venture company had total assets of $10.0 million, total liabilities of $2.9 million and total equity of $7.1 million. For the eight month period ended December 31, 2002,

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

the joint venture company had sales of $12.3 million and an operating loss and net loss of $(1.2) million. At December 31, 2002, the joint venture company had total assets of $12.9 million, total liabilities of $5.1 million and total equity of $7.8 million.

22. Quarterly Operating Results (Unaudited)

The interim financial information is unaudited. In the opinion of management, the interim financial information reflects all adjustments necessary for a fair presentation of quarterly financial information. Quarterly results have been influenced by seasonal factors inherent in General Cable’s businesses. The sum of the quarter’s earnings (loss) per share amounts may not add to full year earnings per share because each quarter is calculated independently. Summarized historical quarterly financial data for 2004 and 2003 are set forth below (in millions, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2004 (1)
Net sales	$478.6	$517.5	$489.3	$485.3
Gross profit	45.4	55.2	58.8	55.3
Income (loss) from continuing operations	(1.9)	5.2	7.4	26.8
Gain on disposal of discontinued operations	—	—	—	0.4
Net income (loss)	(1.9)	5.2	7.4	27.2
Net income (loss) applicable to common shareholders	(3.4)	3.7	5.9	25.7

Earnings (loss) per common share of continuing operations	$(0.09)	$0.09	$0.15	$0.65
Earnings (loss) per common share of continuing operations – assuming dilution	$(0.09)	$0.09	$0.15	$0.53

Earnings of discontinued operations per common share	$—	$—	$—	$0.01
Earnings of discontinued operations per common share – assuming dilution	$—	$—	$—	$0.01

Earnings (loss) per common share	$(0.09)	$0.09	$0.15	$0.66
Earnings (loss) per common share – assuming dilution	$(0.09)	$0.09	$0.15	$0.54

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter (2)
2003
Net sales	$352.6	$398.0	$382.5	$405.3
Gross profit	42.4	46.6	45.4	39.0
Net income (loss)	0.1	3.0	2.1	(10.0)
Net income (loss) applicable to common shareholders	0.1	3.0	2.1	(10.6)

Earnings (loss) per common share	$—	$0.09	$0.06	$(0.30)
Earnings (loss) per common share – assuming dilution	$—	$0.09	$0.06	$(0.30)

(1)	During 2004, charges related to the rationalization of industrial cable manufacturing facilities of $2.7 million, $1.6 million, $2.0 million and $0.8 million were included in the first, second, third and fourth quarters. Additionally, the third quarter of 2004 included a $1.5 million charge for remediation costs and the fourth quarter of 2004 included a $2.4 million charge related to the wind-down of the Company’s former fiber optics joint venture, a $1.9 million charge for the write-off of goodwill and a $23.3 million income tax benefit due to the elimination of certain prior year tax exposures.

(2)	The fourth quarter of 2003 includes charges of $7.6 million related to the rationalization of industrial cable manufacturing facilities, $1.0 million for severance related to headcount reductions in Europe and income of $2.1 million related to the reversal of unutilized restructuring reserves. See Note 10 for further discussion.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

Statements of Operations
Year Ended December 31, 2004

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,298.4	$672.3	$—	$1,970.7
Intercompany	399.2	—	20.4	(419.6)	—

	399.2	1,298.4	692.7	(419.6)	1,970.7
Cost of sales	343.2	1,185.3	587.7	(360.2)	1,756.0

Gross profit	56.0	113.1	105.0	(59.4)	214.7
Selling, general and administrative expenses	49.5	115.8	52.3	(59.4)	158.2

Operating income (loss)	6.5	(2.7)	52.7	—	56.5
Other expense	(0.9)	(0.3)	—	—	(1.2)
Interest income (expense):
Interest expense	(30.2)	(51.1)	(4.6)	48.2	(37.7)
Interest income	38.8	4.1	7.1	(48.2)	1.8

	8.6	(47.0)	2.5	—	(35.9)

Income (loss) from continuing operations before income taxes	14.2	(50.0)	55.2	—	19.4
Income tax (provision) benefit	(5.0)	41.5	(18.4)	—	18.1

Income (loss) from continuing operations	9.2	(8.5)	36.8	—	37.5
Gain on disposal of discontinued operations (net of tax)	—	0.4	—	—	0.4

Net income (loss)	9.2	(8.1)	36.8	—	37.9
Less: preferred stock dividends	(6.0)	—	—	—	(6.0)

Net income (loss) applicable to common shareholders	$3.2	$(8.1)	$36.8	$—	$31.9

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Statements of Operations
Year Ended December 31, 2003

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,074.2	$464.2	$—	$1,538.4
Intercompany	28.8	—	—	(28.8)	—

	28.8	1,074.2	464.2	(28.8)	1,538.4
Cost of sales	—	1,011.3	382.5	(28.8)	1,365.0

Gross profit	28.8	62.9	81.7	—	173.4
Selling, general and administrative expenses	22.7	69.0	36.0	—	127.7

Operating income (loss)	6.1	(6.1)	45.7	—	45.7
Other income	1.5	—	—	—	1.5
Interest income (expense):
Interest expense	(40.2)	(71.3)	(3.0)	70.6	(43.9)
Interest income	56.3	14.4	0.7	(70.6)	0.8
Other financial costs	(5.1)	(0.9)	—	—	(6.0)

	11.0	(57.8)	(2.3)	—	(49.1)

Income (loss) before income taxes	18.6	(63.9)	43.4	—	(1.9)
Income tax (provision) benefit	(6.5)	18.3	(14.7)	—	(2.9)

Net income (loss)	12.1	(45.6)	28.7	—	(4.8)
Less: preferred stock dividends	(0.6)	—	—	—	(0.6)

Net income (loss) applicable to common shareholders	$11.5	$(45.6)	$28.7	$—	$(5.4)

Statements of Operations
Year Ended December 31, 2002

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,077.2	$376.7	$—	$1,453.9
Intercompany	25.6	—	—	(25.6)	—

	25.6	1,077.2	376.7	(25.6)	1,453.9
Cost of sales	—	998.1	314.8	(25.6)	1,287.3

Gross profit	25.6	79.1	61.9	—	166.6
Selling, general and administrative expenses	20.7	102.4	27.8	—	150.9

Operating income (loss)	4.9	(23.3)	34.1	—	15.7
Interest income (expense):
Interest expense	(37.4)	(66.1)	(6.3)	65.9	(43.9)
Interest income	44.4	20.8	2.0	(65.9)	1.3
Other financial costs	(1.1)	—	—	—	(1.1)

	5.9	(45.3)	(4.3)	—	(43.7)

Income (loss) from continuing operations before income taxes	10.8	(68.6)	29.8	—	(28.0)
Income tax (provision) benefit	(3.8)	24.3	(10.6)	—	9.9

Income (loss) from continuing operations	7.0	(44.3)	19.2	—	(18.1)
Loss on disposal of discontinued operations (net of tax)	—	(5.9)	—	—	(5.9)

Net income (loss)	$7.0	$(50.2)	$19.2	$—	$(24.0)

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Condensed Balance Sheets
December 31, 2004

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$0.1	$7.3	$29.0	$—	$36.4
Receivables, net of allowances	—	166.5	184.4	—	350.9
Inventories	—	205.6	109.9	—	315.5
Deferred income taxes	—	22.3	0.7	—	23.0
Prepaid expenses and other	1.2	30.4	7.2	—	38.8

Total current assets	1.3	432.1	331.2	—	764.6

Property, plant and equipment, net	0.2	210.1	145.7	—	356.0
Deferred income taxes	—	63.1	2.6	—	65.7
Intercompany accounts	658.2	100.7	189.9	(948.8)	—
Investment in subsidiaries	33.7	248.1	—	(281.8)	—
Other non-current assets	5.9	28.5	0.1	—	34.5

Total assets	$699.3	$1,082.6	$669.5	$(1,230.6)	$1,220.8

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$126.7	$230.7	$—	$357.4
Accrued liabilities	8.9	68.4	30.8	—	108.1
Current portion of long-term debt	—	—	1.1	—	1.1

Total current liabilities	8.9	195.1	262.6	—	466.6

Long-term debt	285.0	87.6	1.2	—	373.8
Deferred income taxes	—	3.7	11.6	—	15.3
Intercompany accounts	37.7	806.5	104.6	(948.8)	—
Other liabilities	32.9	27.7	3.1	—	63.7

Total liabilities	364.5	1,120.6	383.1	(948.8)	919.4

Total shareholders’ equity (deficit)	334.8	(38.0)	286.4	(281.8)	301.4

Total liability and shareholders’ equity	$699.3	$1,082.6	$669.5	$(1,230.6)	$1,220.8

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Condensed Balance Sheets
December 31, 2003

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$—	$3.7	$21.4	$—	$25.1
Receivables, net of allowances	—	149.2	119.7	—	268.9
Inventories	—	169.9	86.8	—	256.7
Deferred income taxes	1.5	12.0	—	—	13.5
Prepaid expenses and other	1.2	22.8	0.9	—	24.9

Total current assets	2.7	357.6	228.8	—	589.1

Property, plant and equipment, net	0.5	218.5	114.3	—	333.3
Deferred income taxes	—	72.5	4.0	—	76.5
Intercompany accounts	623.4	132.4	163.6	(919.4)	—
Investment in subsidiaries	33.7	345.3	—	(379.0)	—
Other non-current assets	7.0	42.8	0.8	—	50.6

Total assets	$667.3	$1,169.1	$511.5	$(1,298.4)	$1,049.5

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$104.5	$146.1	$—	$250.6
Accrued liabilities	8.1	73.0	18.5	—	99.6
Current portion of long-term debt	—	—	2.3	—	2.3

Total current liabilities	8.1	177.5	166.9		352.5

Long-term debt	285.0	52.1	1.0	—	338.1
Deferred income taxes	—	2.7	6.9	—	9.6
Intercompany accounts	31.2	761.5	126.7	(919.4)	—
Other liabilities	32.9	67.8	8.5	—	109.2

Total liabilities	357.2	1,061.6	310.0	(919.4)	809.4

Total shareholders’ equity	310.1	107.5	201.5	(379.0)	240.1

Total liability and shareholders’ equity	$667.3	$1,169.1	$511.5	$(1,298.4)	$1,049.5

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Statements of Cash Flows
Year Ended December 31, 2004

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows of operating activities:
Net income (loss)	$9.2	$(8.1)	$36.8	$—	$37.9
Adjustment to reconcile net income (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization	0.3	31.7	3.4	—	35.4
Foreign currency exchange loss	0.9	0.3	—	—	1.2
Loss on joint venture wind-down	—	4.2	—	—	4.2
Deferred income taxes	(5.0)	(1.5)	7.1	—	0.6
Settlement of tax items	—	(23.3)	—	—	(23.3)
(Gain) loss on disposal of property and businesses	—	(0.6)	0.1	—	(0.5)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Increase in receivables	—	(17.3)	(46.4)	—	(63.7)
Increase in inventories	—	(35.7)	(9.6)	—	(45.3)
(Increase) decrease in other assets	1.1	(1.1)	(12.8)	—	(12.8)
Increase (decrease) in accounts payable, accrued and other liabilities	0.8	11.1	66.9	—	78.8

Net cash flows of operating activities	7.3	(40.3)	45.5	—	12.5

Cash flows of investing activities:
Capital expenditures	—	(17.4)	(19.6)	—	(37.0)
Proceeds from properties sold	—	2.5	0.1	—	2.6
Other, net	—	(7.9)	6.0	—	(1.9)

Net cash flows of investing activities	—	(22.8)	(13.5)	—	(36.3)

Cash flows of financing activities:
Dividends paid	(6.0)	—	—	—	(6.0)
Repayment of loans from shareholders	0.4	—	—	—	0.4
Intercompany accounts	(2.7)	30.9	(28.2)	—	—
Net change in revolving credit borrowings	—	35.6	—	—	35.6
Net change in other debt	—	(0.1)	(2.2)	—	(2.3)
Proceeds from exercise of stock options	1.1	—	—	—	1.1

Net cash flows of financing activities	(7.2)	66.4	(30.7)	—	28.8

Effect of exchange rate changes on cash	—	0.3	6.0	—	6.3

Increase in cash	0.1	3.6	7.6	—	11.3
Cash – beginning of period	—	3.7	21.4	—	25.1

Cash – end of period	$0.1	$7.3	$29.0	$—	$36.4

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Statements of Cash Flows
Year Ended December 31, 2003

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows of operating activities:
Net income (loss)	$12.1	$(45.6)	$28.7	$—	$(4.8)
Adjustment to reconcile net income (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization	0.5	30.8	2.1	—	33.4
Foreign currency exchange gain	(1.5)	—	—	—	(1.5)
Deferred income taxes	—	(2.9)	(3.6)	—	(6.5)
Loss on disposal of property and businesses	—	6.8	—	—	6.8
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Purchase of receivables	—	(80.0)	—	—	(80.0)
Decrease in receivables	—	23.0	4.8	—	27.8
Decrease in inventories	—	13.1	3.8	—	16.9
Decrease in other assets	2.0	11.9	0.6	—	14.5
Increase (decrease) in accounts payable, accrued and other liabilities	1.9	(12.4)	(10.6)	—	(21.1)

Net cash flows of operating activities	15.0	(55.3)	25.8	—	(14.5)

Cash flows of investing activities:
Capital expenditures	—	(8.9)	(10.2)	—	(19.1)
Proceeds from properties sold	—	2.4	0.1	—	2.5
Other, net	—	(0.1)	(3.0)	—	(3.1)

Net cash flows of investing activities	—	(6.6)	(13.1)	—	(19.7)

Cash flows of financing activities:
Common stock issued, net of fees and expenses	44.6	—	—	—	44.6
Preferred stock issued, net of fees and expenses	99.5	—	—	—	99.5
Repayment of loans from shareholders	—	1.0	—	—	1.0
Intercompany accounts	(131.6)	90.8	40.8	—	—
Net change in revolving credit borrowings	(57.9)	22.7	—	—	(35.2)
Net change in other debt	—	—	(26.0)	—	(26.0)
Issuance of long term debt, net of fees and expenses	276.6	—	—	—	276.6
Repayment of long-term debt	(246.2)	(57.0)	(30.1)	—	(333.3)

Net cash flows of financing activities	(15.0)	57.5	(15.3)	—	27.2

Effect of exchange rate changes on cash	—	—	3.0	—	3.0

Increase (decrease) in cash	—	(4.4)	0.4	—	(4.0)
Cash – beginning of period	—	8.1	21.0	—	29.1

Cash – end of period	$—	$3.7	$21.4	$—	$25.1

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Statements of Cash Flows
Year Ended December 31, 2002

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows of operating activities:
Net income (loss)	$7.0	$(50.2)	$19.2	$—	$(24.0)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1.1	29.0	0.5	—	30.6
Deferred income taxes	0.2	12.7	1.5	—	14.4
Loss on sale of business	—	1.7	—	—	1.7
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Decrease in receivables	—	7.0	8.1	—	15.1
(Increase) decrease in inventories	—	65.8	(4.3)	—	61.5
(Increase) decrease in other assets	4.4	(13.4)	1.0	—	(8.0)
Decrease in accounts payable, accrued and other liabilities	(2.8)	(19.1)	(12.1)	—	(34.0)

Net cash flows of operating activities	9.9	33.5	13.9	—	57.3

Cash flows of investing activities:
Capital expenditures	(0.2)	(17.3)	(13.9)	—	(31.4)
Proceeds from sale of businesses, net of cash sold	—	1.7	—	—	1.7
Proceeds from properties sold	—	1.2	0.4	—	1.6
Other, net	—	(0.3)	(1.6)	—	(1.9)

Net cash flows of investing activities	(0.2)	(14.7)	(15.1)	—	(30.0)

Cash flows of financing activities:
Dividends paid	(5.0)	—	—	—	(5.0)
Intercompany accounts	(6.9)	(2.6)	9.5	—	—
Net changes in revolving credit borrowings	0.5	(2.7)	—	—	(2.2)
Net change in other debt	—	3.5	0.5	—	4.0
Repayment of long-term debt	(0.7)	(15.5)	0.8	—	(15.4)
Proceeds from exercise of stock options	2.4	—	—	—	2.4

Net cash flows of financing activities	(9.7)	(17.3)	10.8	—	(16.2)

Effect of exchange rate changes in cash	—	(0.2)	1.6	—	1.4

Increase in cash	—	1.3	11.2	—	12.5
Cash – beginning of period	—	6.8	9.8	—	16.6

Cash – end of period	$—	$8.1	$21.0	$—	$29.1

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

24. Subsequent Events

On March 14, 2005, the Company acquired certain assets of Draka Comteq’s business in North America for $7.5 million, subject to post-closing adjustments. The assets acquired included machinery and equipment, inventory and prepaid assets, net of the assumption of trade payables. The net assets acquired are located in Franklin, Massachusetts and manufacture specialty electronics and datacom products.

On March 21, 2005, union workers at the Company’s Lincoln, Rhode Island manufacturing facility commenced a strike. As of March 30, 2005, the parties had not reached agreement on a new contract and therefore the union workers remained on strike. Both parties are continuing to work together to reach a new contract. The Company does not expect that the strike will have a significant impact on its financial results for the first quarter of 2005.

In March of 2005, the Company received notification that a tax audit had been settled. Certain tax exposures related to the periods under audit were eliminated. As a result, an income tax benefit of $22.3 million was recognized in the financial statements for the period ended December 31, 2004.

Schedule II

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts
(in millions)

	For the Years
	Ended December 31,
	2004	2003	2002
Accounts Receivable Allowances:
Beginning balance	$15.6	$11.6	$11.4
Impact of foreign currency exchange rate change	1.0	1.3	0.8
Provision	3.3	4.8	3.5
Write-offs	(3.9)	(2.1)	(4.1)

Ending balance	$16.0	$15.6	$11.6

Deferred Tax Valuation Allowance:
Beginning balance	$19.0	$19.2	$5.6
Additions charged to expense	—	1.5	16.6
Reductions from utilization and reassessments	(1.5)	(1.7)	(3.0)

Ending balance	$17.5	$19.0	$19.2