Form 10-K/A
period 2004-12-31
GENERAL CABLE CORP /DE/
filed 2005-04-29
CIK 886035

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

GENERAL CABLE CORPORATION
INDEX TO ANNUAL REPORT
ON FORM 10-K/A

		PAGE

Explanatory Note		3

PART II

Item 9A.	Controls and Procedures	4

PART IV

Item 15.	Exhibits and Financial Statement Schedules	7

Signatures		12

Explanatory Note

In November 2004, the Securities and Exchange Commission issued Exemptive Order Number 34-50754 providing an extension of up to 45 days for the filing of management’s report on the Company’s internal controls over financial reporting and the required attestation of those controls from the Company’s independent registered public accounting firm. General Cable elected to utilize this extension period. Therefore, the Company hereby amends its Annual Report on Form 10-K, filed March 30, 2005 to:

(1)	include Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm required in Item 9A, “Controls and Procedures” of Form 10-K, and

(2)	include a revised Consent of Independent Registered Public Accounting Firm required as a result of the revision discussed above.

As a result of these amendments, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the original filing, have been re-executed and re-filed as of the date of this Form 10-K/A.

Except as noted above, no other amendments to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 are being made. This amendment speaks as of the original filing date of the Company’s Annual Report on Form 10-K and has not been updated to reflect events occurring subsequent to the original filing date of March 30, 2005.

PART II.

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

In connection with the preparation of this Amendment No. 1 to the Annual Report on Form 10-K, as of December 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). The Company has concluded that control deficiencies in its internal control over financial reporting as of December 31, 2004 constitute material weaknesses within the meaning of the Public Company Accounting Oversight Board’s (“PCAOB”)Auditing Standard No. 2. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2004.

Management’s Report on Internal Control over Financial Reporting

The management of General Cable Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency (as defined in PCAOB Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement in financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, which identified the following material weaknesses in the Company’s internal control over financial reporting:

•	Controls over access to computer applications and segregation of duties with respect to both its manual and computer based business processes.

•	Controls over the recording of inventory shipments and revenue in the proper accounting period.

•	Controls over the recording of receiving transactions and non-purchase order based accounts payable transactions in the proper accounting period.

•	Controls over the liability estimation and accrual process, including income tax reserves.

•	Controls over finished goods inventory on consignment at customer locations.

•	The design and implementation of adequate controls to address the existence and completeness of fixed assets included in the financial statements, including returnable shipping reels, and the effectiveness of controls over recording of fixed asset acquisitions in the proper accounting period.

•	The design of adequate controls relating to the purchasing function, including review and approval of significant third-party contracts and the maintenance of vendor master files.

•	The design and implementation of adequate controls over the financial reporting and close process, including controls over non-routine transactions. These deficiencies were primarily attributable to the sufficiency of personnel with appropriate qualifications and training in certain key accounting roles in order to complete and document the monthly and quarterly financial closing process.

•	The general control environment was ineffective due to the aggregation of the material weaknesses listed above.

As a result of these deficiencies, material adjustments were necessary in order to present the 2004 financial statements in accordance with generally accepted accounting principles. These adjustments were primarily related to the recorded balances in accounts receivable, inventories, accounts payable, accrued liabilities, revenues, cost of sales, and income taxes. These deficiencies were concluded to be material weaknesses due to the misstatements identified, the potential for further misstatements as a result of the internal control deficiencies, and the lack of other mitigating controls.

In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weaknesses described above, management believes that, as of December 31, 2004, the Company’s internal control over financial reporting, as defined by the PCAOB, was not effective.

The Company’s independent auditors have issued an audit report on our assessment of the Company’s internal control over financial reporting, which appears below.

Report of Independent Registered Public Accounting Firm

General Cable Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that General Cable Corporation (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

•	Controls over access to computer applications and segregation of duties with respect to both its manual and computer based business processes.

•	Controls over the recording of inventory shipments and revenue in the proper accounting period.

•	Controls over the recording of receiving transactions and non-purchase order based accounts payable transactions in the proper accounting period.

•	Controls over the liability estimation and accrual process, including income tax reserves.

•	Controls over finished goods inventory on consignment at customer locations.

•	The design and implementation of adequate controls to address the existence and completeness of fixed assets included in the financial statements, including returnable shipping reels, and the effectiveness of controls over recording of fixed asset acquisitions in the proper accounting period.

•	The design of adequate controls relating to the purchasing function, including review and approval of significant third-party contracts and the maintenance of vendor master files.

•	The design and implementation of adequate controls over the financial reporting and close process, including controls over non-routine transactions. These deficiencies were primarily attributable to the sufficiency of personnel with appropriate qualifications and training in certain key accounting roles in order to complete and document the monthly and quarterly financial closing process.

•	The general control environment was ineffective due to the aggregation of the material weaknesses listed above.

As a result of these deficiencies, material adjustments were necessary in order to present the 2004 financial statements in accordance with generally accepted accounting principles. These adjustments were primarily related to the recorded balances in accounts receivable, inventories, accounts payable, accrued liabilities, revenues, cost of sales, and income taxes. These deficiencies were concluded to be material weaknesses due to the misstatements identified, the potential for further misstatements as a result of the internal control deficiencies, and the lack of other mitigating controls.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated balance sheet of the Company and the related consolidated statement of operations, changes in shareholders’

equity, and cash flows as of and for the year ended December 31, 2004, of the Company and this report does not affect our report on such financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows as of and for the year ended December 31, 2004, of the Company and our report dated March 30, 2005 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Cincinnati, Ohio
April 28, 2005

Changes in Internal Control Over Financial Reporting

In connection with the implementation of the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, the Company made various improvements to its system of internal control. Management continues to review, revise and improve the effectiveness of the Company’s internal controls including strengthening controls over those material weaknesses noted above. Management has made no significant changes in the Company’s internal controls over financial reporting in connection with its fourth quarter evaluation that would materially affect, or are reasonably likely to materially affect, its internal control over financial reporting.

Management, with oversight from the Audit Committee, has been aggressively addressing the material weaknesses noted above and is committed to effectively remediating known weaknesses as expeditiously as possible. Although the Company’s remediation efforts are well underway, control weaknesses will not be considered remediated until new internal controls over financial reporting are implemented and operational for a period of time and are tested, and management and its independent registered public accounting firm conclude that these controls are operating effectively.

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

3.	Exhibits as required by Item 601 of the Regulation S-K are listed below.

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-22961) of the Company filed with the Securities and Exchange Commission on March 7, 1997, as amended (the “Initial S-1”).

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Initial S-1.

Exhibit
Number	Description

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Initial S-1).

4.2	Certificate of Designations (incorporated by reference to Exhibit 4.1 to the Form 8-K filed December 12, 2003).

4.3	Indenture among the Company, certain guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed December 12, 2003).

4.4	Registration Rights Agreement among the Company and the Initial Purchasers relating to the Series A Redeemable Convertible Preferred Stock (incorporated by reference to Exhibit 4.3 to the Form 8-K filed December 12, 2003).

4.5	Registration Rights Agreement among the Company, certain guarantors and the Initial Purchasers relating to the Notes (incorporated by reference to Exhibit 4.4 to the Form 8-K filed December 12, 2003).

10.2	General Cable Corporation 1998 Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1997).

10.3	General Cable Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Initial S-1).

10.4	General Cable Corporation 1997 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1997.

10.7	Employment Agreement dated May 13, 1997, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.6 to the Initial S-1).

10.8	Amendment dated March 16, 1998 to Employment Agreement dated May 13, 1997, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1997).

10.9	Employment dated May 13, 1997, between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.7 to the Initial S-1).

10.10	Employment Agreement dated May 13, 1997, between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.10 to the Initial S-1).

10.12	Change-in-Control Agreement dated May 13, 1997, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.10 to the Initial S-1).

10.13	Change-in-Control Agreement dated May 13, 1997, between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.11 to the Initial S-1).

10.14	Change-in-Control Agreement dated May 13, 1997, between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.12 to the Initial S-1).

10.15	Form of Intercompany Agreement among Wassall PLC, Netherlands Cable V.B. and the Company (incorporated by reference to Exhibit 10.14 to the Initial S-1).

10.16	Stock Purchase Agreement dated May 13, 1997, among Wassall PLC, General Cable Industries Inc. and the Company (incorporated by reference to Exhibit 10.15 to the Initial S-1).

10.17	General Cable Corporation Deferred Compensation Plan dated April 1, 1996 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1998).

10.18	Amended and Restated General Cable Corporation Deferred Compensation Plan dated December 14, 1998 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1998).

10.19	Credit Agreement between the Company, Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.20	Amendment dated October 8, 1999 to the Credit Agreement between the Company, Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Exhibit Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.22	Employment Agreement dated October 18, 1999, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.23	Employment Agreement dated October 18, 1999, between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.23 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.24	Employment Agreement dated October 18, 1999, between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.26	Change-in-Control Agreement dated October 18, 1999 between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.26 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.27	Change-in-Control Agreement dated October 18, 1999 between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

Exhibit
Number	Description

10.28	Change-in-Control Agreement dated October 18, 1999 between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.29	BICCGeneral Supplemental Executive Retirement Plan dated December 15, 1999 (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1999).

10.30	BICCGeneral Mid-Term Incentive Plan dated February 1, 2000 (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1999).

10.31	Share Purchase Agreement between General Cable Corporation and Pirelli Cavi e Sistemi S.p.A. dated February 9, 2000 (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1999).

10.32	Second amendment dated March 9, 2000 to the Credit Agreement between the Company, Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Exhibit 10.32 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.33	Amended and Restated Employment Agreement dated April 28, 2000, Stephen Rabinowitz and the Company (incorporated by reference to Exhibit 10.33 to the Quarterly report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.34	Amended and Restated Employment Agreement dated April 28, 2000, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.34 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.35	Amended and Restated Employment Agreement dated April 28, 2000, between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.35 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.36	Amended and Restated Employment Agreement dated April 28, 2000, between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.36 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.38	Amended and Restated Change-in-Control Agreement dated April 28, 2000 between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.38 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period end March 31, 2000).

10.39	Amended and Restated Change-in-Control Agreement dated April 28, 2000, between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.39 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.40	Amended and Restated Change-in-Control Agreement dated April 28, 2000 between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.40 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.41	Third amendment dated January 24, 2001 to the Credit Agreement between the Company, Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2000).

10.42	General Cable Corporation 2000 Stock Option Plan (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2000).

10.43	Asset Purchase Agreement between Southwire Company and General Cable Industries, Inc. and General Cable Corporation dated September 5, 2001 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period end September 30, 2001).

10.44	Term Sheet dated August 7, 2001, for Retirement and Termination of Employment Agreement dated October 18, 1999, as Amended, between General Cable Corporation and Stephen Rabinowitz (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 2001).

10.45	Amendment dated August 6, 2001, to Employment Agreement between Gregory B. Kenny and General Cable Corporation (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 2001).

10.46	Amendment dated August 6, 2001, to Change-in-Control Agreement between Gregory B. Kenny and General Cable Corporation (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 2001).

10.47	Master Pooling and Servicing Agreement, dated as of May 9, 2001, among General Cable Capital Funding, Inc., General Cable Industries, Inc. and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2001).

10.48	Series 2001-1 Supplement to Master Pooling and Servicing Agreement, dated as of May 9, 2001, among General Cable Capital Funding, Inc., General Cable Industries, Inc. and The Chase Manhattan Bank (incorporated by

Exhibit
Number	Description

reference to Exhibit 10.48 to the Annual Report on Form 10-K of General Cable Corporation for year ended December 31, 2001).

10.49	Series VFC Supplement to Master Pooling and Servicing Agreement, dated as of May 9, 2001, among General Cable Capital Funding, Inc., General Cable Industries, Inc. and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2001).

10.50	Receivables Sale Agreement, dated as of May 9, 2001, between General Cable Industries, Inc. and General Cable Capital Funding, Inc. (incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2001).

10.51	First amendment dated December 21, 2001 to the Series 2001-1 Supplement to Master Pooling and Servicing Agreement dated as of May 9, 2001, (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2001).

10.52	Amendment dated April 19, 2002 to the Credit Agreement between the Company, JP Morgan Chase Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2002).

10.53	Fifth Amendment dated October 11, 2002 to the Credit Agreement between the Company, JP Morgan Chase Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Form 8-K filed on October 14, 2002).

10.54	Sixth Amendment dated December 26, 2002 to the Credit Agreement between the Company, JP Morgan Chase Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to exhibit 10.54 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2002).

10.55	General Cable Corporation 2000 Stock Option Plan, amended and restated as of July 30, 2002 (incorporated by reference to exhibit 10.55 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2002).

10.56	Amendment No. 2 dated July 11, 2003 to Employment Agreement dated April 28, 2000 between Gregory B. Kenny and the Company (incorporated by reference to exhibit 10.56 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended June 30, 2003).

10.57	Amendment No. 1 dated July 11, 2003 to Employment Agreement dated April 28, 2000 between Christopher F. Virgulak and the Company (incorporated by reference to exhibit 10.57 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended June 30, 2003).

10.58	Amendment No. 1 dated July 11, 2003 to Employment Agreement dated April 28, 2000 between Robert J. Siverd and the Company (incorporated by reference to exhibit 10.58 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended June 30, 2003).

10.59	Assignment Agreement dated June 9, 2003 by Gregory B. Kenny to General Cable Corporation (incorporated by reference to exhibit 10.59 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2003).

10.60	Assignment Agreement dated June 9, 2003 by Christopher F. Virgulak to General Cable Corporation (incorporated by reference to exhibit 10.60 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2003).

10.61	Assignment Agreement dated June 9, 2003 by Robert J. Siverd to General Cable Corporation (incorporated by reference to exhibit 10.61 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2003).

10.62	Trust Termination Agreement for General Cable 2001 Master Trust dated November 24, 2003 (incorporated by reference to exhibit 10.62 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2003).

10.63	Credit Agreement between the Company, Merrill Lynch Capital as Collateral and Syndication Agent, UBS AG as Administrative Agent and the lenders signatory thereto dated November 24, 2003 (incorporated by reference to exhibit 10.63 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2003).

10.64	Code of Business Conduct and Ethics dated December 16, 2003 (incorporated by reference to exhibit 10.64 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2003).

10.65	Corporate Governance Principles and Guidelines dated January 2004 (incorporated by reference to exhibit 10.65 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2003).

10.66	First Amendment dated April 14, 2004, to the Credit Agreement between the Company, Merrill Lynch Capital as Collateral and Syndication Agent, UBS AG as Administrative Agent and the lenders signatory thereto dated November 24, 2003 (incorporated by reference to exhibit 10.66 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarter ended March 31, 2004).

10.67	Form of Grant Agreement pursuant to the General Cable Corporation 1997 Stock Incentive Plan (incorporated by

Exhibit
Number	Description

reference to exhibit 10.67 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarter ended October 1, 2004).

10.68	Form of Grant Agreement pursuant to the General Cable Corporation 2000 Stock Option Plan (incorporated by reference to exhibit 10.68 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarter ended October 1, 2004).

10.69	Amended and restated Credit Agreement dated October 22, 2004, between the Company and Merrill Lynch Capital as collateral and syndication agent, UBS AG as Administrative Agent and the lenders signatory thereto (incorporated by reference to exhibit 10.69 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarter ended October 1, 2004).

12.1	Computation of Ratio of Earnings to Fixed Charges (incorporated by reference to exhibit 12.1 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2004).

21.1	List of Subsidiaries of General Cable (incorporated by reference to exhibit 21.1 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2004).

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Cable Corporation
Signed: April 29, 2005	By:	/s/ GREGORY B. KENNY
Gregory B. Kenny
President, Chief Executive Officer and Director

/s/ ROBERT J. SIVERD Robert J. Siverd	Executive Vice President, General Counsel and Secretary	April 29, 2005

/s/ CHRISTOPHER F. VIRGULAK Christopher F. Virgulak	Executive Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)	April 29, 2005

/s/ JOHN E. WELSH, III John E. Welsh, III	Non-executive Chairman and Director	April 29, 2005

/s/ GREGORY E. LAWTON Gregory E. Lawton	Director	April 29, 2005

/s/ CRAIG P. OMTVEDT Craig P. Omtvedt	Director	April 29, 2005

/s/ ROBERT L. SMIALEK Robert L. Smialek	Director	April 29, 2005