Form 10-Q
period 2005-04-01
GENERAL CABLE CORP /DE/
filed 2005-05-10
CIK 886035

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 1, 2005
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
Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding at May 2, 2005

Common Stock, $0.01 par value	39,541,499

GENERAL CABLE CORPORATION
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(in millions, except per share data)

(unaudited)

	Three Fiscal Months Ended
	April 1,	March 31,
	2005	2004
Net sales	$554.2	$478.6

Cost of sales	486.8	433.2

Gross profit	67.4	45.4

Selling, general and administrative expenses	43.2	38.7

Operating income	24.2	6.7

Other expense	(0.1)	(0.5)

Interest income (expense):
Interest expense	(10.3)	(9.5)
Interest income	0.4	0.2

	(9.9)	(9.3)

Income (loss) before income taxes	14.2	(3.1)
Income tax (provision) benefit	(5.2)	1.2

Net income (loss)	9.0	(1.9)

Less: preferred stock dividends	(1.5)	(1.5)

Net income (loss) applicable to common shareholders	$7.5	$(3.4)

Earnings (loss) per share

Earnings (loss) per common share	$0.19	$(0.09)

Weighted average common shares	39.2	39.2

Earnings (loss) per common share-assuming dilution	$0.18	$(0.09)

Weighted average common shares-assuming dilution	50.7	39.2

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in millions, except share data)

	April 1,	December 31,
	2005	2004
	(unaudited)
Assets
Current Assets:
Cash	$34.5	$36.4
Receivables, net of allowances of $16.7 million at April 1, 2005 and $16.0 million at December 31, 2004	383.6	350.9
Inventories	338.6	315.5
Deferred income taxes	23.0	23.0
Prepaid expenses and other	28.6	38.8

Total current assets	808.3	764.6

Property, plant and equipment, net	353.2	356.0
Deferred income taxes	65.1	65.7
Other non-current assets	34.9	34.5

Total assets	$1,261.5	$1,220.8

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$371.4	$357.4
Accrued liabilities	115.3	108.1
Current portion of long-term debt	2.0	1.1

Total current liabilities	488.7	466.6

Long-term debt	393.9	373.8
Deferred income taxes	13.8	15.3
Other liabilities	63.4	63.7

Total liabilities	959.8	919.4

Shareholders’ Equity:
Redeemable convertible preferred stock, 2,070,000 shares at redemption value (liquidation preference of $50.00 per share)	103.5	103.5
Common stock, $0.01 par value, issued and outstanding shares:
April 1, 2005 – 39,498,210 (net of 4,885,823 treasury shares) December 31, 2004 – 39,335,754 (net of 4,885,823 treasury shares)	0.4	0.4
Additional paid-in capital	146.0	144.1
Treasury stock	(51.0)	(51.0)
Retained earnings	94.4	86.4
Accumulated other comprehensive income	14.2	22.4
Other shareholders’ equity	(5.8)	(4.4)

Total shareholders’ equity	301.7	301.4

Total liabilities and shareholders’ equity	$1,261.5	$1,220.8

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(in millions, unaudited)

	Three Fiscal Months Ended
	April 1,	March 31,
	2005	2004
Cash flows of operating activities:
Net income (loss)	$9.0	$(1.9)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	9.0	11.1
Foreign currency exchange loss	0.1	0.5
Deferred income taxes	(1.1)	(5.7)
Loss on disposal of property	0.3	0.2
Changes in operating assets and liabilities:
Increase in receivables	(40.9)	(67.9)
Increase in inventories	(24.3)	(3.3)
(Increase) decrease in other assets	13.1	(2.2)
Increase in accounts payable, accrued and other liabilities	29.7	47.1

Net cash flows of operating activities	(5.1)	(22.1)

Cash flows of investing activities:
Capital expenditures	(7.2)	(6.8)
Proceeds from properties sold	—	0.3
Acquisitions, net of cash acquired	(7.5)	—
Other, net	(0.3)	(1.0)

Net cash flows of investing activities	(15.0)	(7.5)

Cash flows of financing activities:
Preferred stock dividends paid	(1.5)	(1.5)
Net change in revolving credit borrowings	20.1	22.8
Proceeds (repayment) of other debt	1.0	(0.4)
Proceeds from exercise of stock options	0.2	—

Net cash flows of financing activities	19.8	20.9

Effect of exchange rate changes on cash	(1.6)	(0.1)

Decrease in cash	(1.9)	(8.8)
Cash – beginning of period	36.4	25.1

Cash – end of period	$34.5	$16.3

Supplemental Information
Cash paid (received) during the period for:
Income tax payments, net of refunds	$(2.8)	$0.8

Interest paid	$2.4	$1.6

Non-cash investing and financing activities:
Issuance of restricted stock	$1.5	$2.9

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity
(dollars in millions, share amounts in thousands)
(unaudited)

								Accumulated
	Preferred		Common		Add’l			Other	Other
	Stock		Stock		Paid in	Treasury	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Income/ (Loss)	Equity	Total
Balance, December 31, 2003	2,070	$103.5	38,909	$0.4	$140.8	$(50.4)	$54.5	$(5.5)	$(3.2)	$240.1

Comprehensive loss:
Net loss							(1.9)			(1.9)
Foreign currency translation adjustment								(2.9)		(2.9)
Gain on change in fair value of financial instruments, net of $0.3 tax expense								0.6		0.6

Comprehensive loss										(4.2)
Preferred stock dividend							(1.5)			(1.5)
Issuance of restricted stock			341		2.9				(2.9)	—
Amortization of restricted stock									0.1	0.1
Other			5		(0.1)					(0.1)

Balance, March 31, 2004	2,070	$103.5	39,255	$0.4	$143.6	$(50.4)	$51.1	$(7.8)	$(6.0)	$234.4

Balance, December 31, 2004	2,070	$103.5	39,336	$0.4	$144.1	$(51.0)	$86.4	$22.4	$(4.4)	$301.4

Comprehensive income:
Net income							9.0			9.0
Foreign currency translation adjustment								(8.4)		(8.4)
Unrealized investment loss								(0.4)		(0.4)
Gain on change in fair value of financial instruments, net of $0.4 tax expense								0.6		0.6

Comprehensive income										0.8
Preferred stock dividend							(1.5)			(1.5)
Issuance of restricted stock			129		1.5				(1.5)	—
Exercise of stock options			23		0.2					0.2
Amortization of restricted stock									0.2	0.2
Other			10		0.2		0.5	—	(0.1)	0.6

Balance, April 1, 2005	2,070	$103.5	39,498	$0.4	$146.0	$(51.0)	$94.4	$14.2	$(5.8)	$301.7

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

1. General

General Cable Corporation and subsidiaries (General Cable) is a leading global developer and manufacturer in the wire and cable industry. The Company sells copper, aluminum and fiber optic wire and cable products worldwide. The Company’s operations are divided into three main segments: energy, industrial & specialty and communications. As of April 1, 2005, General Cable operated 27 manufacturing facilities in nine countries and two regional distribution centers in North America in addition to the corporate headquarters in Highland Heights, Kentucky.

2. Summary of Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of General Cable Corporation and its wholly-owned subsidiaries. Investments in 50% or less owned joint ventures are accounted for under the equity method of accounting. The Company adopted FIN 46, as revised, “Consolidation of Variable Interest Entities” which resulted in the consolidation of its fiber optic joint venture in the first quarter of 2004. In the fourth quarter of 2004, the Company unwound the joint venture and as of December 31, 2004 owned 100% of the business. All transactions and balances among the consolidated companies have been eliminated.

Reclassifications

Certain reclassifications have been made to the prior year to conform to the current year’s presentation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of General Cable Corporation and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three fiscal months ended April 1, 2005 are not necessarily indicative of results that may be expected for the full year. The December 31, 2004, consolidated balance sheet amounts are derived from the audited financial statements but do not include all disclosures herein required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable’s 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2005.

The Company’s fiscal year end is December 31. Beginning with the third quarter of 2004, the Company’s fiscal quarters consist of a 13-week period ending on the Friday nearest to the end of the calendar months of March, June and September. Prior to the third quarter of 2004, the Company’s fiscal quarters consisted of a three month period. This change did not have a material effect on the presentation of the Company’s results of operations, financial position, or its cash flows.

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – (Continued)

Earnings (Loss) Per Share

Earnings (loss) per common share and loss per common share-assuming dilution are computed based on the weighted average number of common shares outstanding. Earnings per common share-assuming dilution is computed based on theweighted average number of common shares outstanding and the dilutive effect of stock options and restricted stock units outstanding and the assumed conversion of the Company’s preferred stock, if applicable. See further discussion in Note 11.

Foreign Currency Translation

For operations outside the United States that prepare financial statements in currencies other than the U.S. dollar, results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at spot exchange rates at the end of the period. Foreign currency translation adjustments are included as a separate component of accumulated other comprehensive income in shareholders’ equity. The effects of changes in exchange rates between thedesignated functional currency and the currency in which a transaction is denominated are recorded as foreign currency transaction gains (losses). See further discussion in Note 4.

Inventories

General Cable values all its North American inventories and all of its non-North American metal inventories using the last-in first-out (LIFO) method and all remaining inventories using the first-in first-out (FIFO) method. Inventories are stated at the lower of cost or market value. The Company determines whether a lower of cost or market provision is required on a quarterly basis by computing whether inventory on hand, on a LIFO basis, can be sold at a profit based upon current selling prices less variable selling costs. No provision was required in the first three fiscal months of 2005 or 2004. In the event that a provision is required in some future period, the Company will determine the amount of the provision by writing down the value of the inventory to the level where its sales, using current selling prices less variable selling costs, will result in a profit.

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

Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite useful lives are not amortized, but are reviewed annually for impairment. The Company recorded intangible assets of $0.8 million during the first quarter of 2005 related to the acquisition of Draka Comteq’s business in North America which are included in other non-current assets in the April 1, 2005 consolidated balance sheet. See further discussion in Note 3.

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – (Continued)

Derivative Financial Instruments

Derivative financial instruments are utilized to manage interest rate, commodity and foreign currency risk. General Cable does not hold or issue derivative financial instruments for trading purposes. Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting For Derivative Instruments and Hedging Activities,” as amended, requires that all derivativesbe recorded on the balance sheet at fair value. The accounting for changes in the fair value of the derivative depends on theintended use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133, as applied to General Cable’s risk management strategies, may increase or decrease reported net income, and stockholders’ equity, or both, prospectively depending on changes in interest rates and other variables affecting the fair value of derivative instruments and hedged items, but will have no effect on cash flows or economic risk. See further discussion in Note 8.

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

	Three Fiscal Months Ended
	April 1,	March 31,
	2005	2004
Net income (loss) as reported	$9.0	$(1.9)
Less: preferred stock dividends	(1.5)	(1.5)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.2)	(0.5)

Pro forma net income (loss) for basic EPS computation	$7.3	$(3.9)

Net income (loss) as reported	$9.0	$(1.9)
Less: preferred stock dividends, if applicable	n/a	(1.5)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.2)	(0.5)

Pro forma net income (loss) for diluted EPS computation	$8.8	$(3.9)

Earnings (loss) per share:
Basic — as reported	$0.19	$(0.09)
Basic — pro forma	$0.19	$(0.10)

Diluted — as reported	$0.18	$(0.09)
Diluted — pro forma	$0.17	$(0.10)

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – (Continued)

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

	April 1,	March 31,
	2005	2004
Risk-free interest rate	4.4%	3.9%
Expected dividend yield	N/A	N/A
Expected option life	6.5 years	6.5 years
Expected stock price volatility	32.1%	47.7%
Weighted average fair value of options granted	$4.52	$4.53

New Standards

In December 2004, SFAS No. 123 (R), “Share-Based Payment” was issued. This statement will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amountof compensation cost will be measured based on the grant date fair value of the equity instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123 (R) replaces SFAS No. 123 and supersedes APB Option No. 25. SFAS No. 123 (R) was originally effective for fiscal quarters beginning after June 15, 2005; however, on April 14, 2005, the U.S. Securities and Exchange Commission adopted a rule to defer the required effective date of SFAS. No. 123 (R) for fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of adopting SFAS No. 123 (R) on its consolidated financial position, results of operations and cash flows.

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

3. Acquisitions and Divestitures

On March 14, 2005, the Company acquired certain assets of Draka Comteq’s business in North America for a purchase price of $7.5 million in cash, subject to post-closing adjustments. The Company incurred $0.1 million of costs and expenses associated with the acquisition. The assets acquired are located in Franklin, Massachusetts and manufacture specialty electronics and datacom products and have been included in the Company’s communications segment. The assets acquired included machinery and equipment, inventory, prepaid assets and intangible assets, net of the assumption of trade payables. The purchase price has been preliminarily allocated based on the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition, subject to final adjustments. The results of operations of the acquired business have been included in the consolidated financial statements since the date of acquisition. During the second quarter of 2005, the final purchase price was agreed with Draka resulting in a cash payment of approximately $0.2 million to the Company. The proforma effects of the acquisition were not material.

4. Other Expense

Other expense includes foreign currency transaction gains or losses which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated. During the first quarter of 2005 and 2004, the Company recorded a $0.1 million and a $0.5 million loss, respectively, resulting from foreign currency transaction losses.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – (Continued)

5. Inventories

Inventories consisted of the following (in millions):

	April 1,	December 31,
	2005	2004
Raw materials	$29.5	$33.2
Work in process	46.1	42.7
Finished goods	263.0	239.6

Total	$338.6	$315.5

At April 1, 2005 and December 31, 2004, $284.8 million and $266.8 million, respectively, of inventories were valued using the LIFO method. Approximate replacement costs of inventories valued using the LIFO method totaled $334.4 million at April 1, 2005 and $310.1 million at December 31, 2004.

If in some future period, the Company was not able to recover the LIFO value of its inventory at a profit when replacement costs were lower than the LIFO value of the inventory, the Company would be required to take a charge to recognize in its income statement all or a portion of the higher LIFO value of the inventory.

6. Restructuring Charges

Changes in accrued restructuring costs were as follows (in millions):

	Severance	Facility
	and Related	Closing
	Costs	Costs	Total
Balance, December 31, 2004	$0.5	$1.2	$1.7
Utilization	(0.3)	(0.2)	(0.5)

Balance, April 1, 2005	$0.2	$1.0	$1.2

During the first quarter of 2005, $0.5 million of accrued restructuring costs were utilized related to the Company’s discontinued operations and the rationalization of certain industrial cable manufacturing facilities.

7. Long-Term Debt

Long-term debt consisted of the following (in millions):

	April 1,	December 31,
	2005	2004
Senior notes due 2010	$285.0	$285.0
Revolving loans	98.7	78.6
Other	12.2	11.3

Total debt	395.9	374.9
Less current maturities	2.0	1.1

Long-term debt	$393.9	$373.8

Weighted average interest rates on the above outstanding balances were as follows:
Senior notes due 2010	9.5%	9.5%
Revolving loans	5.2%	4.9%
Other	4.0%	3.9%

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – (Continued)

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

The senior unsecured notes (the “Notes”) were issued in the amount of $285.0 million; bear interest at a fixed rate of 9.5% and mature in 2010. The estimated fair value of the Notes was approximately $313.5 million at April 1, 2005.

The senior secured revolving credit facility is a five year $240.0 million asset based revolving credit agreement (the “Credit Agreement”). The Credit Agreement is secured by substantially all U.S. and Canadian assets. Borrowing availability is based on eligible U.S. and Canadian accounts receivable and inventory and certain U.S. fixed assets. As of April 1, 2005, the Company had outstanding borrowings of $98.7 million and availability of approximately $106 million under the terms of the Credit Agreement. Availability of borrowings under the fixed asset component of the facility is reduced quarterly over a seven-year period by $5.7 million per annum beginning in 2004. This may result in a reduction in the overall availability depending upon the calculation of eligible accounts receivable and inventory. The facility also includes a sub-facility for letters of credit of up to $50.0 million. The Company had outstanding letters of credit of $34.4 million at April 1, 2005.

During the fourth quarter of 2004, the Company amended the Credit Agreement which lowered the borrowing rate by 50 basis points, increased the annual capital spending limit and provided for the ability to swap up to $100 million of existing fixed rate Notes to a floating interest rate.

Borrowings under the Credit Agreement, as amended, bear interest at a rate of LIBOR plus 2.00% to 2.50% and/or prime plus 0.75% to 1.25% depending upon the Company’s fixed charge coverage, as defined by the Credit Agreement. The weighted average interest rate on borrowings outstanding under the Credit Agreement during the first quarter of 2005 was 4.83%. Under the Credit Agreement, the Company pays a commitment fee of 0.50% per annum on the unused portion of the commitment. In connection with the November 2003 refinancing and fourth quarter 2004 amendment to the Credit Agreement, the Company incurred fees and expenses aggregating $7.7 million, which are being amortized over the term of the Credit Agreement.

The Credit Agreement, as amended, contains covenants that limit capital spending, the payment of dividends to holders of common stock and require a minimum fixed charge coverage ratio, as defined. At April 1, 2005, the Company was in compliance with all covenants under the Credit Agreement.

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

During 2001, the Company entered into several interest rate swaps which effectively fixed interest rates for borrowings under the former credit facility and other debt. At April 1, 2005, the remaining outstanding interest rate swap had a notional value of $9.0 million, an interest rate of 4.49% and matures in October 2011. The Company does not provide or receive any collateral specifically for this contract. The fair value of interest rate derivatives are based on quoted market prices and third party provided calculations, which reflect the present values of the difference between estimated future variable-rate receipts

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – (Continued)

and future fixed-rate payments. At April 1, 2005 and December 31, 2004, the net unrealized loss on the interest rate derivative and the related carrying value was $0.5 million and $0.7 million, respectively.

The Company enters into forward exchange contracts principally to hedge the currency fluctuations in certain transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. Principal transactions hedged during the year were firm sales and purchase commitments. The fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At April 1, 2005 and December 31, 2004, the net unrealized loss on the net foreign currency contracts was $0.5 million and $0.6 million, respectively.

Outside of North America, General Cable enters into commodity futures contracts for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. At April 1, 2005 and December 31, 2004, General Cable had an unrealized gain of $4.3 million and $3.5 million, respectively, on the commodity futures.

Unrealized gains and losses on the derivative financial instruments discussed above are recorded in other comprehensive income until the underlying transaction occurs and is recorded in the income statement at which point such amounts included in other comprehensive income are recognized in income which generally will occur over periods less than one year. During the first quarter of 2005 and 2004, a $0.4 million gain and a $0.9 million loss were reclassified from other comprehensive income to the income statement.

In North America, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. At April 1, 2005 and December 31, 2004, General Cable had an unrealized gain of $3.3 million and $7.2 million, respectively, related to these transactions. General Cable expects to offset the unrealized gains under these agreements as a result of firm sale price commitments with customers.

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

Benefits provided under defined benefit plans sponsored by General Cable are generally based on years of service multiplied by a specific fixed dollar amount. Contributions to these pension plans are based on generally accepted actuarial methods, which may differ from the methods used to determine pension expense. The amounts funded for any plan year are neither less than the minimum required under federal law nor more than the maximum amount deductible for federal income tax purposes.

General Cable also has post-retirement benefit plans that provide medical and life insurance for certain retirees and eligible dependents. General Cable funds the plans as claims or insurance premiums are incurred.

The components of net periodic benefit cost for pension and other post-retirement benefits were as follows (in millions):

	Three Fiscal Months Ended
	April 1, 2005		March 31, 2004
	Pension	Other	Pension	Other
Service cost	$0.5	$—	$0.5	$—
Interest cost	2.4	0.1	2.2	0.2
Expected return on plan assets	(2.7)	—	(2.3)	—
Amortization of prior service cost	—	—	—	—
Net amortization and deferral	0.9	—	0.9	—

Total defined benefit plans expense	1.1	0.1	1.3	0.2
Total defined contribution plans expense	1.8	—	1.5	—

Total	$2.9	$0.1	$2.8	$0.2

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – (Continued)

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

The Company has two equity compensation plans, the 1997 Stock Incentive Plan and the 2000 Stock Option Plan. The 1997 Stock Incentive Plan authorizes a maximum of 4,725,000 shares, options or units of Common Stock to be granted. Stock options are granted to employees selected by the Compensation Committee of the Board or the Chief Executive Officer at prices which are not less than the closing market price on the date of grant. The Compensation Committee (or Chief Executive Officer) has authority to set all the terms of each grant. The majority of the options granted under the plan expire in 10 years and become fully exercisable ratably over three years of continued employment or become fully exercisable after three years of continued employment. Restrictions on the majority of shares awarded to employees under the plan expire ratably over a three-year or five-year period, expire after six years from the date of grant or expire ratably from the second anniversary to the sixth anniversary of the date of grant. Restricted stock units were awarded to employees in November 1998 as part of a Stock Loan Incentive Plan.

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

During the first quarter of 2001, 355,500 shares of restricted common stock with performance accelerated vesting features were awarded to certain senior executives under the Company’s 1997 Stock Incentive Plan, as amended. Under the terms ofthis plan, the Company can award restricted common stock to executives and key employees with such features. The restricted shares vest six years from the date of grant unless certain performance criteria are met. The performance measure used to determine vesting is the Company’s stock price. The stock price targets must be sustained for 20 business days in order to trigger accelerated vesting. During the second quarter of 2001, as a result of the achievement of performance criteria, restrictions on 50% of the stock expired and the Company recognized accelerated amortization of $1.2 million.

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – (Continued)

In January 2005, 129,241 shares of restricted common stock were awarded to certain senior executives under the Company’s 1997 Stock Incentive Plan, as amended. The restricted shares vest ratably over a five year period.

Amortization of all outstanding restricted stock awards in the first quarter of 2005 and 2004 was $0.2 million and $0.1 million, respectively.

In November 1998, General Cable entered into a Stock Loan Incentive Plan (SLIP) with executive officers and key employees. Under the SLIP, the Company loaned $6.0 million to facilitate open market purchases of General Cable common stock. A matching restricted stock unit (MRSU) was issued for each share of stock purchased under the SLIP. The fair value of the MRSUs at the grant date of $6.0 million, adjusted for subsequent forfeitures, was amortized to expense over the initial five-year vesting period. In June 2003, all executive officers repaid their loans plus interest that were originally made under the SLIP in the amount of $1.8 million. The Company accepted, as partial payment for the loans, common stock owned by the executive officers and restricted stock units previously awarded to them under the SLIP. In July 2003, the Company approved an extension of the loan maturity for the remaining participants in the SLIP for an additional three years to November 2006, subject in the extension period to a rate of interest of 5.0%. As part of the loan extension the vesting schedule on the MRSUs was also extended so that the MRSUs vest in November 2006. If the vesting requirements are met, one share of General Cable common stock will be issued in exchange for each MRSU. During the third quarter of 2004, certain employees repaid their loans plus interest that were originally made under the SLIP in the amount of $1.4 million. The Company accepted, as partial payment for the loans, common stock owned by the employees and restricted stock units previously awarded to them under the SLIP. There are 82,932 MRSUs outstanding as of April 1, 2005. The MRSUs were fully amortized in 2003.

The components of accumulated other comprehensive income (loss) consisted of the following (in millions):

	April 1,	December 31,
	2005	2004
Foreign currency translation adjustment	$33.1	$41.5
Pension adjustments, net of tax	(23.5)	(23.5)
Change in fair value of derivatives, net of tax	2.5	1.9
Unrealized investment gains	2.1	2.5

Total	$14.2	$22.4

Other shareholder’s equity consisted of the following (in millions):

	April 1,	December 31,
	2005	2004
Loans to shareholders	$(1.6)	$(1.6)
Restricted stock	(4.2)	(2.8)

Total	$(5.8)	$(4.4)

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – (Continued)

11. Earnings (Loss) Per Common Share

A reconciliation of the numerator and denominator of earnings (loss) per common share to earnings (loss) per common share assuming dilution is as follows (in millions):

	Three Fiscal Months Ended
	April 1,	March 31,
	2005	2004
Earnings (loss) per common share – basic:
Net income (loss)	$9.0	$(1.9)
Less: preferred stock dividends	(1.5)	(1.5)

Net income (loss) for basic EPS computation (1)	$7.5	$(3.4)

Weighted average shares outstanding for basic EPS computation (2)	39.2	39.2

Earnings (loss) per common share — basic	$0.19	$(0.09)

Earnings (loss) per common share – diluted:
Net income (loss)	$9.0	$(1.9)
Less: preferred stock dividends, if applicable	n/a	(1.5)

Net income (loss) for diluted EPS computation(1)	$9.0	$(3.4)

Weighted average shares outstanding	39.2	39.2
Dilutive effect of stock options and restricted stock units	1.2	—
Dilutive effect of assumed conversion of preferred stock, if applicable	10.3	n/a

Weighted average shares outstanding for diluted EPS computation(2)	50.7	39.2

Earnings (loss) per common share – diluted	$0.18	$(0.09)

(1)	Numerator

(2)	Denominator

The earnings (loss) per common share — assuming dilution computation excludes the impact of 1.6 million and 3.6 million stock options and restricted stock units in the first quarter of 2005 and 2004, respectively, because their impact was anti-dilutive. This computation for the first quarter of 2004 also excludes the impact of the assumed conversion of the Company’s preferred stock (which was issued in the fourth quarter of 2003) because its impact was anti-dilutive.

12. Segment Information

General Cable has three reportable operating segments: energy, industrial & specialty and communications. These segments are strategic business units organized around three product categories that follow management’s internal organization structure.

The energy segment manufactures and sells wire and cable products that include low-, medium- and high-voltage power distribution and power transmission products. The industrial & specialty segment manufactures and sells wire and cable products that conduct electrical current for industrial, OEM, commercial and residential power and control applications. The communications segment manufactures and sells wire and cable products that transmit low-voltage signals for voice, data, video and control applications. Segment net sales represent sales to external customers. Segment operating income (loss) represents income (loss) before interest income, interest expense, other income (expense), other financial costs or income

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – (Continued)

taxes. The operating loss included in corporate for the first quarter of 2004 consisted of a $2.7 million charge related to the rationalization of certain of the Company’s industrial cable manufacturing facilities. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company has recorded the operating items discussed above in the corporate segment rather than reflect such items in the energy, industrial & specialty or communications segments operating income because they are not considered in the operating performance evaluation of the energy, industrial & specialty or communications segment by the Company’s chief operating decision-maker, its Chief Executive Officer.

Corporate assets included cash, deferred income taxes, certain property, including property held for sale, prepaid expenses and other current and non-current assets. The property held for sale consists of real property remaining from the Company’s divestiture of its building wire business and the closure of certain manufacturing operations in its industrial business in the amount of $4.3 million at April 1, 2005 and December 31, 2004. These properties are actively being marketed for sale.

Summarized financial information for the Company’s operating segments for the three fiscal months ended April 1, 2005 and March 31, 2004 is as follows (in millions). Certain reclassifications have been made to the prior year to conform to the current year segment presentation.

	Three Fiscal Months Ended
		Industrial &
	Energy	Specialty	Communications	Corporate	Total
Net Sales:
April 1, 2005	$196.5	$217.6	$140.1	$—	$554.2
March 31, 2004	166.5	195.7	116.4	—	478.6
Operating Income (Loss):
April 1, 2005	12.3	7.7	4.2	—	24.2
March 31, 2004	7.5	2.8	(0.9)	(2.7)	6.7
Identifiable Assets:
April 1, 2005	356.4	415.4	354.7	135.0	1,261.5
December 31, 2004	342.9	401.0	333.5	143.4	1,220.8

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – (Continued)

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

Condensed Statements of Operations
Three Fiscal Months Ended April 1, 2005

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$351.9	$202.3	$—	$554.2
Intercompany	112.2	—	5.2	(117.4)	—

	112.2	351.9	207.5	(117.4)	554.2

Cost of sales	98.1	316.8	174.3	(102.4)	486.8

Gross profit	14.1	35.1	33.2	(15.0)	67.4

Selling, general and administrative expenses	12.5	28.6	17.1	(15.0)	43.2

Operating income	1.6	6.5	16.1	—	24.2

Other income	—	(0.1)	—	—	(0.1)

Interest income (expense):
Interest expense	(7.4)	(11.6)	(1.2)	9.9	(10.3)
Interest income	9.5	—	0.8	(9.9)	0.4

	2.1	(11.6)	(0.4)	—	(9.9)

Income (loss) before income taxes	3.7	(5.2)	15.7	—	14.2
Income tax (provision) benefit	(1.3)	1.4	(5.3)	—	(5.2)

Net income (loss)	2.4	(3.8)	10.4	—	9.0
Less: preferred stock dividends	(1.5)	—	—	—	(1.5)

Net income (loss) applicable to common shareholders	$0.9	$(3.8)	$10.4	$—	$7.5

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – (Continued)

Condensed Statements of Operations
Three Fiscal Months Ended March 31, 2004

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – (Continued)

Condensed Balance Sheets
April 1, 2005

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$0.1	$9.5	$24.9	$—	$34.5
Receivables, net of allowances	—	190.5	193.1	—	383.6
Inventories	—	231.0	107.6	—	338.6
Deferred income taxes	—	22.3	0.7	—	23.0
Prepaid expenses and other	1.2	20.4	7.0	—	28.6

Total current assets	1.3	473.7	333.3	—	808.3

Property, plant and equipment, net	0.2	211.2	141.8	—	353.2
Deferred income taxes	—	63.5	1.6	—	65.1
Intercompany accounts	662.3	86.6	195.4	(944.3)	—
Investment in subsidiaries	33.7	248.1	—	(281.8)	—
Other non-current assets	9.6	25.3	—	—	34.9

Total assets	$707.1	$1,108.4	$672.1	$(1,226.1)	$1,261.5

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$143.6	$227.8	$—	$371.4
Accrued liabilities	15.7	60.3	39.3	—	115.3
Current portion of long-term debt	—	—	2.0	—	2.0

Total current liabilities	15.7	203.9	269.1	—	488.7

Long-term debt	285.0	107.7	1.2	—	393.9
Deferred income taxes	—	3.1	10.7	—	13.8
Intercompany accounts	37.2	807.8	99.3	(944.3)	—
Other liabilities	32.9	27.0	3.5	—	63.4

Total liabilities	370.8	1,149.5	383.8	(944.3)	959.8

Total shareholders’ equity (deficit)	336.3	(41.1)	288.3	(281.8)	301.7

Total liability and shareholders’ equity	$707.1	$1,108.4	$672.1	$(1,226.1)	$1,261.5

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – (Continued)

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – (Continued)

Condensed Statements of Cash Flows
Three Fiscal Months Ended April 1, 2005

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows of operating activities:
Net income (loss)	$2.4	$(3.8)	$10.4	$—	$9.0
Adjustment to reconcile net (income) loss to net cash provided by (used by) operating activities:
Depreciation and amortization	—	7.5	1.5	—	9.0
Foreign currency exchange loss	—	0.1	—	—	0.1
Deferred income taxes	—	1.5	(2.6)	—	(1.1)
Loss on disposal of property	—	0.2	0.1	—	0.3
Changes in operating assets and liabilities:
Increase in receivables	—	(24.1)	(16.8)	—	(40.9)
(Increase) decrease in inventories	—	(22.0)	(2.3)	—	(24.3)
(Increase) decrease in other assets	(3.7)	16.7	0.1	—	13.1
Increase in accounts, payable accrued and other liabilities	6.8	4.1	18.8	—	29.7

Net cash flows of operating activities	5.5	(19.8)	9.2	—	(5.1)

Cash flows of investing activities:
Capital expenditures	—	(3.1)	(4.1)	—	(7.2)
Acquisitions, net of cash acquired	—	(7.5)	—	—	(7.5)
Other, net	—	(0.3)	—	—	(0.3)

Net cash flows of investing activities	—	(10.9)	(4.1)	—	(15.0)

Cash flows of financing activities:
Preferred stock dividends paid	(1.5)	—	—	—	(1.5)
Intercompany accounts	(4.2)	12.9	(8.7)	—	—
Net change in revolving credit borrowings	—	20.1	—	—	20.1
Net change in other debt	—	—	1.0	—	1.0
Proceeds from exercise of stock options	0.2	—	—	—	0.2

Net cash flows of financing activities	(5.5)	33.0	(7.7)	—	19.8

Effect of exchange rate changes on cash	—	(0.1)	(1.5)	—	(1.6)

Increase (decrease) in cash	—	2.2	(4.1)	—	(1.9)
Cash – beginning of period	0.1	7.3	29.0	—	36.4

Cash – end of period	$0.1	$9.5	$24.9	$—	$34.5

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements – (Continued)

Condensed Statements of Cash Flows
Three Fiscal Months Ended March 31, 2004

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows of operating activities:
Net income (loss)	$1.5	$(11.5)	$8.1	$—	$(1.9)
Adjustment to reconcile net (income) loss to net cash provided by (used by) operating activities:
Depreciation and amortization	0.1	9.9	1.1	—	11.1
Foreign currency exchange loss	0.5	—	—	—	0.5
Deferred income taxes	—	(5.3)	(0.4)	—	(5.7)
Loss on disposal of property	—	0.2	—	—	0.2
Changes in operating assets and liabilities:
Increase in receivables	—	(34.8)	(33.1)	—	(67.9)
(Increase) decrease in inventories	—	(6.1)	2.8	—	(3.3)
(Increase) decrease in other assets	0.1	1.1	(3.4)	—	(2.2)
Increase in accounts payable, accrued and other liabilities	6.9	14.3	25.9	—	47.1

Net cash flows of operating activities	9.1	(32.2)	1.0	—	(22.1)

Cash flows of investing activities:
Capital expenditures	—	(2.7)	(4.1)	—	(6.8)
Proceeds from properties sold	—	0.3	—	—	0.3
Other, net	(0.1)	(1.0)	0.1	—	(1.0)

Net cash flows of investing activities	(0.1)	(3.4)	(4.0)	—	(7.5)

Cash flows of financing activities:
Preferred stock dividends paid	(1.5)	—	—	—	(1.5)
Intercompany accounts	(7.5)	14.9	(7.4)	—	—
Net change in revolving credit borrowings	—	22.8	—	—	22.8
Net change in other debt	—	(0.1)	(0.3)	—	(0.4)

Net cash flows of financing activities	(9.0)	37.6	(7.7)	—	20.9

Effect of exchange rate changes on cash	—	—	(0.1)	—	(0.1)

Increase (decrease) in cash	—	2.0	(10.8)	—	(8.8)
Cash – beginning of period	—	3.7	21.4	—	25.1

Cash – end of period	$—	$5.7	$10.6	$—	$16.3

GENERAL CABLE CORPORATION AND SUBSIDIARIES

ITEM 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand General Cable Corporation. MD&A is provided as a supplement to the Company’s Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements (“Notes”) and should be read in conjunction with these Condensed Consolidated Financial Statements and Notes. This overview provides the Company’s perspective on the sections included in MD&A. MD&A includes the following:

•	General – a general description of the Company’s business, financial information by geographic regions, raw material price volatility and seasonal trends.

•	Current Business Environment – the Company’s perspective on the challenges it faces and its relative competitive advantage.

•	Acquisitions and Divestitures – a brief history of acquisitions and divestitures as they relate to the financial statements presented.

•	Critical Accounting Policies and Estimates – a discussion of the accounting policies that require critical judgments and estimates.

•	Results of Operations – an analysis of the Company’s results of operations for the financial statement periods presented.

•	Liquidity and Capital Resources – an analysis of cash flows, sources and uses of cash.

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

Certain statements in this report including without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures and the Company’s management’s beliefs, expectations or opinions, are forward-looking statements. Actual results may differ materially from those statements as a result of factors, risks and uncertainties over which the Company has no control. Such factors include economic and political consequences resulting from the September 2001 terrorist attack and the hostilities in Iraq, domestic and local country price competition, particularly in certain segments of the power cable market and other competitive pressures; general economic conditions, particularly in construction; changes in customer or distributor purchasing patterns in our business segments; the Company’s ability to increase manufacturing capacity and productivity; the financial impact of any future plant closures; the Company’s ability to successfully complete and integrate acquisitions and divestitures; the Company’s ability to negotiate extensions of labor agreements on acceptable terms; the Company’s ability to service debt requirements and maintain adequate domestic and international credit facilities and credit lines; the Company’s ability to pay dividends on its preferred stock; the impact of unexpected future judgments or settlements of claims and litigation; the Company’s ability to achieve target returns on investments in its defined benefit plans; the Company’s ability to avoid limitations on utilization of net operating losses for income tax purposes; the cost of raw materials, including copper; the Company’s ability to increase its selling prices during periods of increasing raw material costs; the impact of foreign currency fluctuations; the impact of technological changes; and other factors.

General Cable analyzes its worldwide operations in two geographic groups: 1) North America and 2) International. The following table sets forth net sales and operating income by geographic group for the periods presented, in millions of dollars:

	Three Fiscal Months Ended
	April 1, 2005		March 31, 2004
	Amount	%	Amount	%
Net sales:
North America	$351.9	63%	$310.8	65%
International	202.3	37%	167.8	35%

Total net sales	$554.2	100%	$478.6	100%

Operating income (loss):
North America	$8.1	33%	$(2.3)	(24)%
International	16.1	67%	11.7	124%

Subtotal	24.2	100%	9.4	100%

Corporate and other operating items	—		(2.7)

Total operating income	$24.2		$6.7

Approximately 90% of net sales in the Company’s international operations are derived from energy and industrial & specialty cable sales and the European business specifically is currently benefiting from medium voltage energy cable capacity shortage in Europe and a shift towards environmentally friendly cables.

General Cable’s reported net sales are directly influenced by the price of copper, and to a lesser extent, aluminum. The price of copper and aluminum has historically been subject to considerable volatility. The daily selling price of copper cathode on the COMEX averaged $1.47 per pound in the first quarter of 2005 and $1.24 per pound in the first quarter of 2004 and the daily price of aluminum rod averaged $0.94 per pound in the first quarter of 2005 and $0.81 per pound in the first quarter of 2004. General Cable generally passes changes in copper and aluminum prices along to its customers, although there are timing delays of varying lengths depending upon the volatility of metals prices, the type of product, competitive conditions and particular customer arrangements. A significant portion of the Company’s energy and communications business and to a lesser extent the Company’s industrial business has metal escalators written into customer contracts under a variety of price setting and recovery formulas. The remainder of the Company’s business requires that the cost of higher metal prices be recovered through negotiated price increases with customers. In these instances, the ability to increase the Company’s selling prices may lag the movement in metal prices by a period of time as the customer price increases are implemented. As a result of this and a number of other practices intended to match copper and aluminum purchases with sales, profitability over time has historically not been significantly affected by changes in copper and aluminum prices. General Cable does not engage in speculative metals trading or other speculative activities. Also, the Company does not engage in activities to hedge the underlying value of its copper and aluminum inventory.

The Company is also experiencing significant inflationary pressure on raw materials other than copper and aluminum used in cable manufacturing, such as insulating compounds, steel and wood reels, and higher energy costs. The Company has increased selling prices in most of its markets in order to offset the negative effect of increased raw material prices and other costs. However, the Company’s ability to ultimately realize these price increases will be influenced by competitive conditions in its markets, including underutilized manufacturing capacity. In addition, a continuing rise in raw material prices, when combined with the normal lag time between an announced customer price increase and its effective date in the market, may result in the Company not fully recovering these increased costs. If the Company were not able to adequately increase selling prices in a period of rising raw material costs, the Company would experience a decrease in reported earnings.

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

Current Business Environment

In North America, General Cable has been operating for some time in a difficult business environment. The wire and cable industry is competitive, mature and cost driven. In many business segments, there is little differentiation among industry participants from a manufacturing or technology standpoint. During 2004, the Company’s end markets demonstrated signs of recovery. There was significant merger and acquisition activity which, we believe, may lead to a reduction in the deployment of inefficient, high cost capacity in the industry. In the energy segment, the 2003 power outages in the U.S., Canada and Europe emphasized a need to upgrade the power transmission infrastructure used by electric utilities, which may, over time, cause an increase in demand for General Cable’s energy products. In addition, tax legislation was recently passed in the United States which includes the renewal of tax credits for producing power from wind. This may also cause an increase in demand for the Company’s products as the Company is a significant manufacturer of wire and cable used in wind farms. As a result of high fuel prices in the United States, there is renewed interest in energy legislation which may increase demand for the Company’s products over time. In the industrial & specialty segment, industrial construction spending in North America, which influences industrial cable demand, is significantly below the peak levels experienced over the last ten years. However, the Company has seen strengthening demand over the past four quarters. This segment has also experienced increased demand for cables utilized in industrial repairs and maintenance and the automotive aftermarket. Over the last two years, the communications segment has experienced a significant decline from historical spending levels for outside plant telecommunications products and a weak market for switching/local area networking cables. Overall demand for communications wire and cable products has declined over the last several quarters, however the Company has benefited from the consolidation of competitors which occurred during 2004 in the communications market. The Company anticipates, based on recent regulatory announcements, further deployment of fiber optic products into the telephone network. Increased spending by the telephone companies on fiber deployment may negatively impact their purchases of the Company’s copper based telecommunications cable products. However, this impact may be somewhat mitigated in that the Company believes it will benefit from the further investment in fiber broadband networks as some of its customers will most likely need to upgrade a portion of their copper network to support the fiber network. Additionally, the Company participates in the fiber cable market.

General Cable believes its investment in Lean Six Sigma training, coupled with effectively utilized manufacturing assets, provides a cost advantage compared to many of its competitors and generates cost savings which help offset rising raw material prices and other general economic cost increases. In addition, General Cable’s customer and supplier integration capabilities, one-stop selling and geographic and product balance are sources of competitive advantage. As a result, the Company believes it is well positioned, relative to many of its competitors, in the current business environment.

As part of General Cable’s ongoing efforts to reduce total operating costs, the Company continuously evaluates its ability to more efficiently utilize existing manufacturing capacity. Such evaluation includes the costs associated with and benefits to be derived from the combination of existing manufacturing assets into fewer plant locations and the possible outsourcing of certain manufacturing processes. During 2004, the Company completed the rationalization and refocusing of operations of certain of its industrial cable manufacturing plants which resulted in a $7.6 million charge in the fourth quarter of 2003 and a $7.4 million charge in 2004 ($2.7 million in the first quarter of 2004).

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

On March 14, 2005, the Company acquired certain assets of Draka Comteq’s business in North America for a purchase price of $7.5 million in cash, subject to post-closing adjustments. The Company incurred $0.1 million of costs and expenses associated with the acquisition. The net assets acquired are located in Franklin, Massachusetts and manufacture specialty electronics and datacom products. The assets acquired included machinery and equipment, inventory, prepaid assets and intangible assets, net of the assumption of trade payables. The purchase price has been preliminarily allocated based on the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition, subject to final adjustments. The results of operations of the acquired business have been included in the consolidated financial statements since the date of acquisition. During the second quarter of 2005, the final purchase price was agreed with Draka resulting in a cash payment of approximately $0.2 million to the Company.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. A summary of significant accounting policies is provided in Note 2 to the

Condensed Consolidated Financial Statements. The application of these policies requires management to make estimates and judgments that affect the amounts reflected in the financial statements. Management bases its estimates and judgments on historical experience, information that is available to management about current events and actions the Company may take in the future and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The most critical judgments impacting the financial statements include determinations with respect to inventory costing and valuation, pension accounting, the valuation allowance for deferred income taxes and revenue recognition which are discussed below. In addition, significant estimates and judgments are also involved in the valuation allowances for sales incentives and accounts receivable; legal, environmental, asbestos and customer reel deposit liabilities; assets and obligations related to other post-retirement benefits; and self insured workers compensation and health insurance reserves. Management periodically evaluates and updates the estimates used in the application of its accounting policies and adjusts amounts in the financial statements as necessary.

Inventory Costing and Valuation

General Cable utilizes the LIFO method of inventory accounting for its metals inventory. The Company’s use of the LIFO method results in its income statement reflecting the current costs of metals, while metals inventories in the balance sheet are valued at historical costs as the LIFO layers were created. As a result of volatile copper prices, the replacement cost of the Company’s copper inventory exceeded the historic LIFO cost by approximately $45 million at April 1, 2005 and by approximately $38 million at December 31, 2004. If LIFO inventory quantities are reduced in a period when replacement costs exceed the LIFO value of the inventory, the Company would experience an increase in reported earnings. Conversely, if LIFO inventory quantities are reduced in a period when replacement costs are lower than the LIFO value of the inventory, the Company would experience a decline in reported earnings. If the Company was not able to recover the LIFO value of its inventory at a profit in some future period when replacement costs were lower than the LIFO value of the inventory, the Company would be required to take a charge to recognize in its income statement all or a portion of the higher LIFO value of the inventory.

The Company periodically evaluates the realizability of its inventory. In circumstances where inventory levels are in excess of anticipated market demand, where inventory is deemed to be technologically obsolete or not saleable due to condition or where inventory costs exceeds net realizable value, the Company records a charge to cost of sales and reduces the inventory to its net realizable value.

Pension Accounting

Pension expense for the defined benefit pension plans sponsored by General Cable is determined based upon a number of actuarial assumptions, including an expected long-term rate of return on assets of 8.5%. This assumption was based on input from actuaries, including their review of historical 10 year, 20 year, and 25 year rates of inflation and real rates of return on various broad equity and bond indices in conjunction with the diversification of the asset portfolio. The expected long-term rate of return on assets is based on an asset allocation assumption of 65% allocated to equity investments, with an expected real rate of return of 7%, and 35% to fixed-income investments, with an expected real rate of return of 3%, and an assumed long-term rate of inflation of 3%. Because of market fluctuations, the actual asset allocations were 68% of equity investments and 32% of fixed-income investments at April 1, 2005 and December 31, 2004. Management believes that long-term asset allocations on average will approximate the Company’s assumptions and that an 8.5% long-term rate of return is a reasonable assumption.

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

Deferred Income Tax Valuation Allowance

General Cable records a valuation allowance to reduce deferred tax assets to the amount that it believes is more likely than not to be realized. The valuation of the deferred tax asset is dependent on, among other things, the ability of the Company to generate a sufficient level of future taxable income. In estimating future taxable income, the Company has considered both positive and negative evidence, such as historical and forecasted results of operations, including the losses realized in recent periods, and has considered the implementation of prudent and feasible tax planning strategies. Approximately $20 million of this deferred tax asset must be utilized prior to its expiration in the period 2007-2009. The remainder of the asset may be used for at least 15 years. This finite life has also been considered by the Company in the valuation of the asset. The Company has and will continue to review on a quarterly basis its assumptions and tax planning strategies and, if the amount of the estimated realizable net deferred tax asset is less than the amount currently on the balance sheet, the Company would reduce its deferred tax asset, recognizing a non-cash charge against reported earnings. At April 1, 2005, the Company had recorded a net deferred tax asset of $74.0 million ($22.7 million current and $51.3 million long term). At April 1, 2005, the Company concluded that, more likely than not, the net deferred tax asset will be realized.

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

New Accounting Standards

In December 2004, SFAS No. 123(R), “Share-Based Payment” was issued. This statement will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant date fair value of the equity instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123 (R) replaces SFAS No. 123 and supersedes APB Option No. 25. SFAS No. 123 (R) is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of adopting SFAS No. 123 (R) on its financial position, results of operations and cash flows.

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

	Three Fiscal Months Ended
	April 1, 2005		March 31, 2004
	Amount	%	Amount	%
Net sales	$554.2	100.0%	$478.6	100.0%
Cost of sales	486.8	87.8%	433.2	90.5%

Gross profit	67.4	12.2%	45.4	9.5%
Selling, general and administrative expenses	43.2	7.8%	38.7	8.1%

Operating income	24.2	4.4%	6.7	1.4%
Other expense	(0.1)	—	(0.5)	(0.1)%
Interest expense, net	(9.9)	(1.8)%	(9.3)	(1.9)%

Income (loss) before income taxes	14.2	2.6%	(3.1)	(0.6)%
Income tax (provision) benefit	(5.2)	(0.9)%	1.2	0.3%

Net income (loss)	9.0	1.6%	(1.9)	(0.4)%
Less: preferred stock dividends	(1.5)	(0.3)%	(1.5)	(0.3)%

Net income (loss) applicable to common shareholders	$7.5	1.4%	$(3.4)	(0.7)%

Three Fiscal Months Ended April 1, 2005 Compared with Three Fiscal Months Ended March 31, 2004

The net income applicable to common shareholders was $7.5 million in the first quarter of 2005 compared to a net loss applicable to common shareholders of $(3.4) million in the first quarter of 2004. The net income applicable to common shareholders for the first quarter of 2005 included a $1.5 million dividend on preferred stock and a pre-tax $0.1 million foreign currency transaction loss. The net loss applicable to common shareholders for the first quarter of 2004 included a $1.5 million dividend on preferred stock, pre-tax corporate charges of $2.7 million related to the rationalization of certain of the Company’s industrial cable manufacturing facilities and a pre-tax $0.5 million foreign currency transaction loss.

Net Sales

The following tables set forth metal-adjusted net sales and metal pounds sold by segment, in millions. Net sales for the first quarter of 2004 have been adjusted to reflect the 2005 copper COMEX average price of $1.47 (a $0.23 increase compared to the prior period) and the aluminum rod average price of $0.94 per pound (a $0.13 increase compared to the prior period). Metal-adjusted net sales, a non-GAAP financial measure, is provided herein in order to eliminate metal price volatility from the comparison of revenues from one period to another. See previous discussion of metal price volatility on page 25.

	Metal-Adjusted Net Sales
	Three Fiscal Months Ended
	April 1, 2005		March 31, 2004
	Amount	%	Amount	%
Energy	$196.5	36%	$178.8	35%
Industrial & specialty	217.6	39%	212.3	41%
Communications	140.1	25%	124.6	24%

Total metal-adjusted net sales	554.2	100%	515.7	100%

Metal adjustment	—		(37.1)

Total net sales	$554.2		$478.6

	Metal Pounds Sold
	Three Fiscal Months Ended
	April 1, 2005		March 31, 2004
	Pounds	%	Pounds	%
Energy	70.6	44%	71.6	42%
Industrial & specialty	57.7	36%	66.5	39%
Communications	32.2	20%	33.3	19%

Total metal pounds sold	160.5	100%	171.4	100%

Net sales increased 16% to $554.2 million in the first quarter of 2005 from $478.6 million in the first quarter of 2004. The net sales increase included a 2% increase, or $11.7 million, due to the favorable impact of foreign currency exchange rate changes. After adjusting 2004 net sales to reflect the $0.23 increase in the average monthly COMEX price per pound of copper and the $0.13 increase in the average aluminum rod price per pound in 2005, net sales increased 7% to $554.2 million, up from $515.7 million in 2004. The increase in metal-adjusted net sales reflects a 10% increase in the energy segment, a 3% increase in the industrial & specialty segment and a 12% increase in the communications segment. Metal pounds sold decreased 6% compared to the first quarter of 2004. Metal pounds sold is provided herein as the Company believes this metric to be a good measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes and the Company believes its product mix to be relatively constant quarter over quarter. The increase in reported net sales despite the decrease in metal pounds sold is a result of the Company’s efforts to increase its selling prices to recover significant raw material cost increases on insulating compounds, steel and wood reels, and higher energy and freight costs. The increase in net sales in this comparison also includes the $11.7 million foreign currency benefit disclosed above which does not impact the metal pounds sold comparison.

The 10% increase in metal-adjusted net sales for the energy segment reflects a 6% increase in net sales in North America and an 18% increase in net sales in the Company’s international operations. The North American net sales improvement reflects increased selling prices to recover significant raw material price increases, a better mix of products sold and a $2.6 million favorable impact from changes in foreign currency exchange rates. The Company expects to continue to experience inflationary pressure on its raw material costs and will continue to increase selling prices to offset the negative effect of rising raw material costs to the extent that it is able. The Company anticipates demand for transmission and distribution cables could accelerate if energy legislation in the United States aimed at improving the transmission grid infrastructure and the reliability of power availability is passed. Additionally, as a result of high fuel prices in the United States, there is renewed interest in energy legislation which may over time increase demand for the Company’s products. The Company’s international operations benefited from increased demand for distribution cables, increased wind farm projects and a $2.8 million favorable impact from changes in foreign currency exchange rates.

The 3% increase in metal-adjusted net sales in the industrial & specialty segment reflects a 6% increase in the Company’s international operations partially offset by a 1% decrease in North America. The increase in the net sales of the Company’s international operations reflects strong demand related to its flexible zero-halogen cables in Europe, an area in which the European operation is a leader and a $5.2 million favorable impact from changes in foreign currency exchange rates. The decrease in net sales in North America is the result of decreased sales of industrial cables utilized in maintenance, repair and plant operations and domestic automotive aftermarket wire sets as compared to the first quarter of 2004. These decreases are partially offset by an increase in sales of industrial cables and an increase in selling prices in North America to recover increased raw material costs.

The 12% increase in the communications segment metal-adjusted net sales reflects an increase in all business units within this segment. Metal-adjusted net sales of telephone exchange cable increased as the Company benefited from the consolidation of competitors in 2004. Net sales of data communication cables, primarily LAN cables, increased but continues to experience competitive price pressure which constrains the Company’s ability to increase selling prices in this business. Additionally, this segment experienced an increase in sales of electronics products resulting from sustained penetration into targeted niche markets and an increase in sales of wire harness and assembly products.

Selling, General and Administrative Expense

Selling, general and administrative expense increased to $43.2 million in the first quarter of 2005 from $38.7 million in the first quarter of 2004. The increase in SG&A was due in part to changes in foreign currency exchange rates and increased professional fees and internal resources related to Sarbanes-Oxley compliance activities. As a result of these items, reported SG&A was 7.8% of net sales in the first quarter of 2005, up from 7.5% of metal-adjusted net sales in the first quarter of 2004.

Operating Income

The following table sets forth operating income by segment, in millions of dollars.

	Operating Income
	Three Fiscal Months Ended,
	April 1, 2005		March 31, 2004
	Amount	%	Amount	%
Energy	$12.3	51%	$7.5	80%
Industrial & specialty	7.7	32%	2.8	30%
Communications	4.2	17%	(0.9)	(10)%

Subtotal excluding corporate charges	24.2	100%	9.4	100%

Corporate charges	—		(2.7)

Total operating income	$24.2		$6.7

Operating income of $24.2 million for the first quarter of 2005 increased from $6.7 million in the first quarter of 2004. This increase is primarily the result of increased selling prices in all segments to recover rising raw material costs, full quarter cost savings from the completion of rationalization activities, the cost of which was incurred in the prior year, strong performance from the Company’s international operations, and to a lesser extent the favorable impact of foreign currency exchange rate changes. These increases were partially offset by increased professional fees and internal resources related to Sarbanes-Oxley compliance activities and $0.8 million of costs related to the two week strike at one of the Company’s industrial cable manufacturing facilities.

Other Expense

Other expense of $0.1 million in the first quarter of 2005 and $0.5 million in the first quarter of 2004 reflects foreign currency transaction losses which resulted from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated.

Interest Expense

Net interest expense increased to $9.9 million in the first quarter of 2005 from $9.3 million in the first quarter of 2004. The increase in interest expense is the result of higher outstanding borrowings and to a lesser extent higher average interest rates as compared to the first quarter of 2004.

Tax Provision

The Company’s effective tax rate for the first quarter of 2005 and 2004 was 36.5% and 36.4%, respectively.

Preferred Stock Dividends

The Company accrued and paid $1.5 million in dividends on its preferred stock in the first quarter of 2005 and 2004.

Liquidity and Capital Resources

In general, General Cable requires cash for working capital, capital expenditures, debt repayment, salaries and related benefits, interest, preferred dividends and taxes. General Cable’s working capital requirement increases when it experiences strong incremental demand for products and/or significant copper and aluminum price increases. Based upon historical experience and the expected availability of funds under its credit facility, the Company believes its sources of liquidity will be sufficient to enable it to meet the Company’s cash requirements for working capital, capital expenditures, debt repayment, salaries and related benefits, interest and taxes for at least the next twelve months.

General Cable Corporation is a holding company with no operations of its own. All of the Company’s operations are conducted, and net sales are generated, by its subsidiaries and investments. Accordingly, the Company’s cash flow comes from the cash flows of its operations, in particular, the North American operations upon which it has historically depended the most. However, the Company’s ability to use cash flow from its international operations, if necessary, has historically been adversely affected by limitations on the Company’s ability to repatriate such earnings tax efficiently. The American Jobs Creation Act of 2004 provides that US corporations can repatriate earnings of foreign subsidiaries at a reduced tax rate under certain circumstances. As of December 31, 2004 the undistributed earnings of foreign subsidiaries that are considered to be indefinitely reinvested are approximately $135 million. The Company is currently in the process of evaluating how much, if any, of these foreign earnings will be repatriated. The Company expects to determine the sources and amounts, if any, of the foreign earnings repatriation and the related tax expense prior to December 31, 2005.

Cash flow used by operating activities in the first quarter of 2005 was $5.1 million. This reflects a $40.9 million increase in accounts receivable and a $24.3 million increase in inventories. The increase in accounts receivable reflects increased sales experienced in the first quarter of 2005 compared to the fourth quarter of 2004 (the Company’s normal seasonal trend) as well as increased selling prices in response to increased raw material costs. Inventory has increased as a result of the Company’s normal seasonal trend to build inventory in anticipation of higher sales during the spring and summer months as well as the need to service demand in its end markets. These cash out flows were partially offset by an increase in accounts payable, accrued and other liabilities of $29.7 million, a $13.1 million decrease in other assets and net income before depreciation and amortization, foreign currency exchange loss, deferred income taxes and loss on the disposal of property of $17.3 million. The increase in accounts payable, accrued and other liabilities is primarily due to an increase in accounts payable which reflects greater manufacturing activity and increased raw material costs. The decrease in other assets is primarily related to the refund of various taxes during the first quarter of 2005. The following table sets forth net cash provided by (used by) operating activities by geographic group for the following periods (in millions):

	Three Fiscal Months Ended
	April 1,	March 31,
	2005	2004
North America	$(14.3)	$(23.1)
International	9.2	1.0

Total	$(5.1)	$(22.1)

Cash flow used by investing activities was $15.0 million in the first quarter of 2005, principally reflecting the acquisition of the Draka Comteq business for $7.5 million and $7.2 million of capital expenditures. The Company anticipates capital spending to be approximately $40 million in 2005.

Cash flow provided by financing activities in the first quarter of 2005 was $19.8 million. This reflects an increase in borrowings under the Company’s revolving credit facility of $20.1 million, which was due in part to the higher working capital requirements discussed above as a result of seasonal demand in the Company’s end markets as well as the higher cost of the Company’s raw material purchases during the first quarter of 2005. Additionally, the Company had a $1.0 million net increase in other debt and received $0.2 million from the exercise of stock options. These sources of cash were partially offset by the payment of preferred stock dividends of $1.5 million.

The Company’s current senior secured revolving credit facility, as amended, provides for up to $240.0 million in borrowings, including a $50.0 million sublimit for the issuance of commercial and standby letters of credit and a $20.0 million sublimit for swingline loans. Advances under the credit facility are limited to a borrowing base computed using defined advance rates for eligible accounts receivable, inventory, equipment and owned real estate properties. The fixed asset component of the borrowing base is subject to scheduled reductions. At April 1, 2005, the Company had undrawn availability of $106 million under the credit facility.

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

The Company’s European operations participate in arrangements with several European financial institutions who provide extended accounts payable terms to the Company on an uncommitted basis. In general, the arrangements provide for accounts payable terms of up to 180 days. At April 1, 2005, the arrangements had a maximum availability limit of the equivalent of approximately $145 million, of which approximately $99 million was drawn. Should the availability under these arrangements be reduced or terminated, the Company would be required to negotiate longer payment terms or repay the outstanding obligations with suppliers under this arrangement over 180 days and seek alternative financing arrangements which could increase the Company’s interest expense. The Company also has an approximate $43 million uncommitted facility in Europe, which allows the Company to sell at a discount, with limited recourse, a portion of its accounts receivable to a financial institution. At April 1, 2005, approximately $0.1 million of this accounts receivable facility was drawn.

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

As part of General Cable’s ongoing efforts to reduce total operating costs, the Company continuously evaluates its ability to more efficiently utilize existing manufacturing capacity. Such evaluation includes the costs associated with and benefits to be derived from the combination of existing manufacturing assets into fewer plant locations and the possible outsourcing of certain manufacturing processes. During 2004, the Company completed the rationalization and refocusing of operations of certain of its industrial cable manufacturing plants which had resulted in a $7.6 million charge in the fourth quarter of 2003 (of which approximately $1.3 million were cash payments) and a $2.7 million charge in the first quarter of 2004 (of which approximately $1.1 million were cash payments).

Summarized information about the Company’s contractual obligations and commercial commitments as of April 1, 2005 is as follows (in millions of dollars)

	Payments Due by Period
		Less than	1 – 3	4 – 5	After 5
Contractual obligations:	Total	1 Year	Years	Years	Years
Long-term debt	$395.9	$2.0	$0.5	$99.1	$294.3
Interest payments on Senior Notes	162.6	27.1	54.2	54.2	27.1
Preferred Stock dividend payments	52.3	6.0	12.0	12.0	22.3
Operating leases	40.8	7.3	11.7	7.0	14.8
Commodity futures and forward pricing agreements	122.7	122.5	0.2	—	—
Foreign currency contracts	32.7	32.7	—	—	—

Total	$807.0	$197.6	$78.6	$172.3	$358.5

The Company will be required to make future cash contributions to its defined benefit pension plans. The estimate for these contributions is approximately $10.8 million during 2005. Estimates of cash contributions to be made after 2006 are difficult to determine due to the number of variable factors which impact the calculation of defined benefit pension plan contributions. General Cable will also be required to make interest payments on its variable rate debt. The interest payments to be made on the Company’s revolving loans and other variable debt are based on variable interest rates and the amount of the borrowings under the revolving credit facility depend upon the Company’s working capital requirements. The Company’s preferred stock dividends are payable in cash or common stock or a combination thereof.

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

The notional amounts and fair values of these financial instruments at April 1, 2005 and December 31, 2004 are shown below (in millions). The carrying amount of the financial instruments was a net asset of $3.3 million at April 1, 2005 and $2.2 million at December 31, 2004.

	April 1, 2005		December 31, 2004
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Interest rate swap	$9.0	$(0.5)	$9.0	$(0.7)
Foreign currency forward exchange	32.7	(0.5)	33.6	(0.6)
Commodity futures	52.4	4.3	48.8	3.5

		$3.3		$2.2

Item 4. Controls and Procedures

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

In connection with the preparation of the Company’s 2004 Annual Report on Form 10-K, as of December 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). The Company concluded that control deficiencies in its internal control over financial reporting as of December 31, 2004 constituted material weaknesses within the meaning of the Public Company Accounting Oversight Board’s Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements. The material weaknesses identified by the Company were disclosed in its amended 2004 Annual Report on Form 10-K which was filed with the SEC on April 29, 2005. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2004.

Changes in Internal Control Over Financial Reporting

Management, with oversight from the Audit Committee, has been aggressively addressing the material weaknesses disclosed in its amended Form 10-K and is committed to effectively remediating known weaknesses as expeditiously as possible. Although the Company’s remediation efforts are well underway, control weaknesses will not be considered remediated until new internal controls over financial reporting are implemented and operational for a period of time and are tested, and management and its independent registered public accounting firm conclude that these controls are operating effectively. Management has therefore concluded that there have been no changes made in the Company’s internal controls over financial reporting in connection with its first quarter evaluation that would materially affect, or are reasonably likely to materially affect its internal control over financial reporting.

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

General Cable Corporation
Signed: May 10, 2005	By:	/s/ CHRISTOPHER F. VIRGULAK
Christopher F. Virgulak
Executive Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)