Form 10-Q
period 2005-07-01
GENERAL CABLE CORP /DE/
filed 2005-08-08
CIK 886035

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended July 1, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes ☑ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding at August 1, 2005
Common Stock, $0.01 par value	39,616,755

GENERAL CABLE CORPORATION

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

	Three Fiscal Months Ended		Six Fiscal Months Ended
	July 1,	June 30,	July 1,	June 30,
	2005	2004	2005	2004
Net sales	$608.6	$517.5	$1,162.8	$996.1

Cost of sales	537.3	462.3	1,024.1	895.5

Gross profit	71.3	55.2	138.7	100.6

Selling, general and administrative expenses	43.3	38.1	86.5	76.8

Operating income	28.0	17.1	52.2	23.8

Other expense	—	(0.4)	(0.1)	(0.9)

Interest income (expense):
Interest expense	(10.6)	(9.0)	(20.9)	(18.5)
Interest income	1.5	—	1.9	0.2

	(9.1)	(9.0)	(19.0)	(18.3)

Income before income taxes	18.9	7.7	33.1	4.6
Income tax provision	(7.1)	(2.5)	(12.3)	(1.3)

Net income	11.8	5.2	20.8	3.3

Less: preferred stock dividends	(1.5)	(1.5)	(3.0)	(3.0)

Net income applicable to common shareholders	$10.3	$3.7	$17.8	$0.3

Earnings per share

Earnings per common share	$0.26	$0.09	$0.45	$0.01

Weighted average common shares	39.4	39.3	39.3	39.2

Earnings per common share-assuming dilution	$0.23	$0.09	$0.41	$0.01

Weighted average common shares-assuming dilution	50.9	39.9	50.8	39.9

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share data)

	July 1,	December 31,
	2005	2004
	(unaudited)
Assets
Current Assets:
Cash	$35.6	$36.4
Receivables, net of allowances of $16.4 million at July 1, 2005 and $16.0 million at December 31, 2004	423.3	350.9
Inventories	333.1	315.5
Deferred income taxes	22.9	23.0
Prepaid expenses and other	29.8	38.8

Total current assets	844.7	764.6

Property, plant and equipment, net	340.7	356.0
Deferred income taxes	63.5	65.7
Other non-current assets	33.3	34.5

Total assets	$1,282.2	$1,220.8

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$381.5	$357.4
Accrued liabilities	120.3	108.1
Current portion of long-term debt	3.6	1.1

Total current liabilities	505.4	466.6

Long-term debt	400.4	373.8
Deferred income taxes	13.4	15.3
Other liabilities	64.3	63.7

Total liabilities	983.5	919.4

Shareholders’ Equity:
Redeemable convertible preferred stock, 2,070,000 shares at redemption value (liquidation preference of $50.00 per share)	103.5	103.5
Common stock, $0.01 par value, issued and outstanding shares:
July 1, 2005 – 39,626,340 (net of 4,968,755 treasury shares)
December 31, 2004 – 39,335,754 (net of 4,885,823 treasury shares)	0.4	0.4
Additional paid-in capital	147.2	144.1
Treasury stock	(52.2)	(51.0)
Retained earnings	104.7	86.4
Accumulated other comprehensive income	1.0	22.4
Other shareholders’ equity	(5.9)	(4.4)

Total shareholders’ equity	298.7	301.4

Total liabilities and shareholders’ equity	$1,282.2	$1,220.8

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in millions, unaudited)

	Six Fiscal Months Ended
	July 1,	June 30,
	2005	2004
Cash flows of operating activities:
Net income	$20.8	$3.3
Adjustments to reconcile net income to net cash flows of operating activities:
Depreciation and amortization	22.2	19.8
Foreign currency exchange loss	0.1	0.9
Deferred income taxes	1.0	(8.6)
(Gain) loss on disposal of property	0.7	(0.6)
Changes in operating assets and liabilities:
Increase in receivables	(93.4)	(105.6)
Increase in inventories	(25.6)	(4.1)
Decrease in other assets	12.5	3.7
Increase in accounts payable, accrued and other liabilities	62.4	80.3

Net cash flows of operating activities	0.7	(10.9)

Cash flows of investing activities:
Capital expenditures	(15.7)	(16.8)
Proceeds from properties sold	0.1	1.2
Acquisitions, net of cash acquired	(7.4)	—
Other, net	(0.5)	(1.6)

Net cash flows of investing activities	(23.5)	(17.2)

Cash flows of financing activities:
Preferred stock dividends paid	(3.0)	(3.0)
Net change in revolving credit borrowings	26.7	33.5
Proceeds (repayment) of other debt	2.7	(0.2)
Proceeds from exercise of stock options	0.5	—

Net cash flows of financing activities	26.9	30.3

Effect of exchange rate changes on cash	(4.9)	0.3

Increase (decrease) in cash	(0.8)	2.5
Cash – beginning of period	36.4	25.1

Cash – end of period	$35.6	$27.6

Supplemental Information
Cash paid during the period for:
Income tax payments, net of refunds	$3.0	$4.5

Interest paid	$20.5	$17.6

Non-cash investing and financing activities:
Issuance of restricted stock	$3.6	$2.9

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(dollars in millions, share amounts in thousands)
(unaudited)

								Accumulated
	Preferred		Common		Add’l			Other	Other
	Stock		Stock		Paid in	Treasury	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Income/ (Loss)	Equity	Total
Balance, December 31, 2003	2,070	$103.5	38,909	$0.4	$140.8	$(50.4)	$54.5	$(5.5)	$(3.2)	$240.1

Comprehensive loss:
Net income							3.3			3.3
Foreign currency translation adjustment								(8.4)		(8.4)
Unrealized investment gain								0.1		0.1
Gain on change in fair value of financial instruments, net of $0.4 tax expense								0.7		0.7

Comprehensive loss										(4.3)
Preferred stock dividend							(3.0)			(3.0)
Issuance of restricted stock			341		2.9				(2.9)	—
Amortization of restricted stock									0.3	0.3
Other			12		(0.2)					(0.2)

Balance, June 30, 2004	2,070	$103.5	39,262	$0.4	$143.5	$(50.4)	$54.8	$(13.1)	$(5.8)	$232.9

Balance, December 31, 2004	2,070	$103.5	39,336	$0.4	$144.1	$(51.0)	$86.4	$22.4	$(4.4)	$301.4

Comprehensive income:
Net income							20.8			20.8
Foreign currency translation adjustment								(22.7)		(22.7)
Unrealized investment gain								0.2		0.2
Gain on change in fair value of financial instruments, net of $0.3 tax expense								1.1		1.1

Comprehensive loss										(0.6)
Preferred stock dividend							(3.0)			(3.0)
Issuance of restricted stock			294		3.6				(3.6)	—
Exercise of stock options			64		0.5					0.5
Repayment of loans from shareholders			(83)		(1.2)	(1.2)			1.6	(0.8)
Amortization of restricted stock									0.5	0.5
Other			16		0.2		0.5	—	—	0.7

Balance, July 1, 2005	2,070	$103.5	39,627	$0.4	$147.2	$(52.2)	$104.7	$1.0	$(5.9)	$298.7

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
1. General
General Cable Corporation and Subsidiaries (General Cable) is a leading global developer and manufacturer in the wire and cable industry. The Company sells copper, aluminum and fiber optic wire and cable products worldwide. The Company’s operations are divided into three main segments: energy, industrial & specialty and communications. As of July 1, 2005, General Cable operated 27 manufacturing facilities in nine countries and two regional distribution centers in North America in addition to the corporate headquarters in Highland Heights, Kentucky.
2. Summary of Accounting Policies
Principles of Consolidation

The condensed consolidated financial statements include the accounts of General Cable Corporation and its wholly-owned subsidiaries. Investments in 50% or less owned joint ventures are accounted for under the equity method of accounting. The Company adopted FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” which resulted in the consolidation of its fiber optic joint venture in the first quarter of 2004. In the fourth quarter of 2004, the Company unwound the joint venture and as of December 31, 2004, owned 100% of the business. All transactions and balances among the consolidated companies have been eliminated.
Reclassifications
Certain reclassifications have been made to the prior year to conform to the current year’s presentation.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of General Cable Corporation and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three fiscal months and six fiscal months ended July 1, 2005, are not necessarily indicative of results that may be expected for the full year. The December 31, 2004, consolidated balance sheet amounts are derived from the audited financial statements but do not include all disclosures herein required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable’s 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2005.
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
Earnings Per Share
Earnings per common share is computed based on the weighted average number of common shares outstanding. Earnings per common share-assuming dilution is computed based on the weighted average number of common shares outstanding and the dilutive effect of stock options and restricted stock units outstanding and the assumed conversion of the Company’s preferred stock, if applicable. See further discussion in Note 11.
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
Inventories
General Cable values all its North American inventories and all of its non-North American metal inventories using the last-in first-out (LIFO) method and all remaining inventories using the first-in first-out (FIFO) method. Inventories are stated at the lower of cost or market value. The Company determines whether a lower of cost or market provision is required on a quarterly basis by computing whether inventory on hand, on a LIFO basis, can be sold at a profit based upon current selling prices less variable selling costs. No provision was required in the first six fiscal months of 2005 or 2004. In the event that a provision is required in some future period, the Company will determine the amount of the provision by writing down the value of the inventory to the level where its sales, using current selling prices less variable selling costs, will result in a profit.
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
The Company periodically evaluates the recoverability of the carrying amount of long-lived assets (including property, plant and equipment and intangible assets with determinable lives) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates events or changes in circumstances based mostly on actual historical operating results, but business plans, forecasts, general and industry trends, and anticipated cash flows are also considered. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings. The Company also continually evaluates the estimated useful lives of all long-lived assets and, when warranted, revises such estimates based on current events. Impairment charges, including accelerated depreciation related to plant rationalizations (see Note 6), in the three and six fiscal months ended July 1, 2005 were $3.0 million and were $0.9 million and $2.3 million for the three and six fiscal months ended June 30, 2004, respectively.
Goodwill and Intangible Assets
Goodwill and intangible assets with indefinite useful lives are not amortized, but are reviewed at least annually for impairment. The Company recorded intangible assets of $0.8 million during the first quarter of 2005 for trade names and customer lists related to the acquisition of Draka Comteq’s business in North America which are included in other non-current assets in the July 1, 2005 consolidated balance sheet. Accumulated amortization on the customer lists, deemed to have a 10-year estimated useful life, was not significant for the six fiscal months ended July 1, 2005. The trade names were deemed to have an indefinite useful life and were not amortized. See further discussion on the acquisition in Note 3.

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
Deferred Income Tax Valuation Allowance
General Cable records a valuation allowance to reduce deferred tax assets to the amount that it believes is more likely than not to be realized. The valuation of the deferred tax asset is dependent on, among other things, the ability of the Company to generate a sufficient level of future taxable income. In estimating future taxable income, the Company has considered both positive and negative evidence, such as historical and forecasted results of operations, including the losses realized in recent periods, and has considered the implementation of prudent and feasible tax planning strategies. At July 1, 2005, the Company had recorded a net deferred tax asset of $72.7 million ($22.6 million current and $50.1 million long term). Approximately $20 million of this deferred tax asset must be utilized prior to its expiration in the period 2007-2009. The remainder of the asset may be used for at least 15 years. This finite life has also been considered by the Company in the valuation of the asset. The Company has and will continue to review on a quarterly basis its assumptions and tax planning strategies and, if the amount of the estimated realizable net deferred tax asset is less than the amount currently on the balance sheet, the Company would reduce its deferred tax asset, recognizing a non-cash charge against reported earnings.
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
Stock-Based Compensation
SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. General Cable has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and has adopted only the disclosure requirements of SFAS No. 123 until the Company adopts SFAS No. 123(R), “Share-Based Payment” (See “New Standards”). Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. No compensation cost for stock options is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the pro forma effect on net income and

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in millions, except per share data).

	Three Fiscal Months Ended		Six Fiscal Months Ended
	July 1,	June 30,	July 1,	June 30,
	2005	2004	2005	2004
Net income as reported	$11.8	$5.2	$20.8	$3.3
Less: preferred stock dividends	(1.5)	(1.5)	(3.0)	(3.0)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.2)	(0.6)	(0.4)	(1.1)

Pro forma net income (loss) for basic EPS computation	$10.1	$3.1	$17.4	$(0.8)

Net income as reported	$11.8	$5.2	$20.8	$3.3
Less: preferred stock dividends	N/A	(1.5)	N/A	(3.0)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.2)	(0.6)	(0.4)	(1.1)

Pro forma net income (loss) for diluted EPS computation	$11.6	$3.1	$20.4	$(0.8)

Earnings per share:
Basic – as reported	$0.26	$0.09	$0.45	$0.01
Basic – pro forma	$0.26	$0.08	$0.44	$(0.02)
Diluted – as reported	$0.23	$0.09	$0.41	$0.01
Diluted – pro forma	$0.23	$0.08	$0.40	$(0.02)
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

	July 1,	June 30,
	2005	2004
Risk-free interest rate	3.7%	4.2%
Expected dividend yield	N/A	N/A
Expected option life	5.5 years	6.5 years
Expected stock price volatility	45.3%	39.5%
Weighted average fair value of options granted	$5.56	$4.04
New Standards
In December 2004, SFAS No. 123(R), “Share-Based Payment” was issued. This statement will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant date fair value of the equity instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) was originally effective for fiscal quarters beginning after June 15, 2005; however, on April 14, 2005, the U.S. Securities and Exchange Commission adopted a rule to defer the required effective date of SFAS. No. 123(R) for fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of adopting SFAS No. 123(R) on its consolidated financial position, results of operations and cash flows.
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
In December 2004, SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29” was issued. This statement amends APB Opinion No. 29 by eliminating the exception to the fair-value principle for exchanges of similar productive assets, and replaces it with a general exception for nonmonetary asset exchanges that have no commercial substance. The statement also eliminates APB No. 29’s concept of the culmination of an earnings process. SFAS No. 153 is effective for nonmonetary transactions occurring in fiscal periods beginning after June 15, 2005. The impact of SFAS No. 153 will depend on the nature and extent of any nonmonetary asset exchanges after the effective date, but management does not currently expect SFAS No. 153 to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.
In May 2005, SFAS No. 154, “Accounting Changes and Error Correction—a replacement of APB Opinion No. 20 and FASB Statement No. 3” was issued. This statement requires that the direct effect of voluntary changes in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to determine either the cumulative effect of the change or the period-specific effects. The statement also designates retrospective application as the transition method for newly-issued accounting pronouncements in the instance where the pronouncement does not provide specific transition guidance. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS No. 154 will depend on the nature and extent of any voluntary accounting changes and corrections of errors after the effective date, but management does not currently expect SFAS No. 154 to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.
In March 2005, FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” was issued. This interpretation requires companies to record a liability for those asset retirement obligations in which the amount or timing of settlement of the obligation are uncertain. FIN 47 is effective in fiscal years ending after December 15, 2005. The Company is currently evaluating the impact of adopting FIN 47 on its consolidated financial position, results of operations and cash flows.
In March 2005, Staff Accounting Bulletin No. 107, “Share-Based Payment” was issued. SAB No. 107 provides guidance regarding the valuation of share-based payment arrangements for public companies, specifically related to transactions with non-employees, the transition from non-public to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, and other issues related to SFAS No. 123(R). SAB No. 107 becomes effective upon the Company’s adoption of SFAS No. 123(R). The Company is currently evaluating the impact of adopting SAB No. 107 on its consolidated financial position, results of operations and cash flows.
The American Jobs Creation Act of 2004 provides that U.S. corporations can repatriate earnings of foreign subsidiaries at a reduced tax rate under certain circumstances. In December 2004, the FASB Staff issued FASB Staff Position FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” that allows a company time beyond the financial reporting period of the enactment of the Act to evaluate the Act’s effect on its plan for reinvestment or repatriation of foreign earnings. As of December 31, 2004, the undistributed earnings of foreign subsidiaries that are considered to be indefinitely reinvested are approximately $135 million. The Company is currently in the process of evaluating how much, if any, of these foreign earnings will be repatriated. The Company will determine the sources and amounts, if any, of the foreign earnings repatriation and the related tax expense prior to December 31, 2005.
In July 2005, the FASB issued an exposure draft, “Accounting for Uncertain Tax Positions: an Interpretation of FASB Statement 109.” This proposed Interpretation clarifies accounting for uncertain tax positions in accordance with SFAS No. 109. Specifically, the Interpretation requires recognition of a Company’s best estimate of the impact of a tax position only if that position is probable of being sustained by an audit based only on the technical merits of the position. Tax positions failing the probable recognition threshold would result in adjustments in recorded deferred tax assets or liabilities and changes in income tax payables or receivables. This Interpretation, if approved, would become effective for the first fiscal year ending after December 15, 2005. The Company is currently evaluating the impact of adopting this proposed Interpretation on its consolidated financial position, results of operations and cash flows.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
3. Acquisitions and Divestitures
On March 14, 2005, the Company acquired certain assets of Draka Comteq’s business in North America for a purchase price of $7.5 million in cash, subject to post-closing adjustments. The Company incurred $0.1 million of costs and expenses associated with the acquisition. The assets acquired are located in Franklin, Massachusetts and manufacture specialty electronics and datacom products and have been included in the Company’s communications segment. The assets acquired included machinery and equipment, inventory, prepaid assets and intangible assets, net of the assumption of trade payables. The purchase price has been allocated based on the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition. The results of operations of the acquired business have been included in the consolidated financial statements since the date of acquisition. During the second quarter of 2005, the final purchase price was agreed with Draka resulting in a cash payment of approximately $0.2 million to the Company. The proforma effects of the acquisition were not material.
4. Other Expense
Other expense includes foreign currency transaction gains or losses which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated. The Company recorded a $0.1 million loss during the six fiscal months ended July 1, 2005 and a $0.4 million and a $0.9 million loss, respectively, during the three and six fiscal months ended June 30, 2004 resulting from foreign currency transaction losses.
5. Inventories
Inventories consisted of the following (in millions):

	July 1,	December 31,
	2005	2004
Raw materials	$31.2	$33.2
Work in process	47.4	42.7
Finished goods	254.5	239.6

Total	$333.1	$315.5

At July 1, 2005 and December 31, 2004, $278.2 million and $266.8 million, respectively, of inventories were valued using the LIFO method. Approximate replacement costs of inventories valued using the LIFO method totaled $328.9 million at July 1, 2005 and $310.1 million at December 31, 2004.
If in some future period, the Company was not able to recover the LIFO value of its inventory at a profit when replacement costs were lower than the LIFO value of the inventory, the Company would be required to take a charge to recognize in its income statement all or a portion of the higher LIFO value of the inventory.
6. Restructuring Charges
Changes in accrued restructuring costs were as follows (in millions):

	Severance and	Fixed Asset
	Related Costs	Writedowns	Other	Total
Balance, December 31, 2004	$0.5	$—	$1.2	$1.7
Provisions, net	0.6	3.0	—	3.6
Utilization	(1.0)	(3.0)	(0.4)	(4.4)

Balance, July 1, 2005	$0.1	$—	$0.8	$0.9

On June 15, 2005, the Company announced its intentions to close two plants in its communications cables business located in Bonham, Texas, and Dayville, Connecticut. The Company determined that the efficient utilization of its communications manufacturing assets would be enhanced by closure of the Bonham facility, which employs approximately 170 associates and is comprised of more than 360,000 square feet of space, and relocation of production of the Dayville facility, which employs approximately 30 associates and is comprised of more than 87,000 square feet of space, to the Company’s newly acquired

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
plant in Franklin, Massachusetts. The closure and relocation of these facilities is expected to be completed by December 31, 2005.
The total cost of the contemplated closures, which is estimated to be approximately $28.1 million, includes approximately $6.1 million for severance costs, $15.9 million for fixed asset writedowns at the two facilities, and $6.1 million for other costs related to the closures. Costs for the three and six fiscal months ended July 1, 2005 and for the project to-date related to these closures are $0.5 million for severance and related costs and $3.0 million for fixed asset writedowns. The $3.5 million of the costs to-date associated with this project were recorded in cost of sales in the corporate segment for the three and six fiscal months ended July 1, 2005.
The December 31, 2004 balance represents previously accrued costs related to the Company’s discontinued operations and the closure of certain industrial cable manufacturing facilities in prior years. The utilization of these provisions in the first six fiscal months of 2005 was $0.5 million of severance and related costs and $0.4 million of other costs.
7. Long-Term Debt
Long-term debt consisted of the following (in millions):

	July 1,	December 31,
	2005	2004
Senior notes due 2010	$285.0	$285.0
Revolving loans	105.3	78.6
Other	13.7	11.3

Total debt	404.0	374.9
Less current maturities	3.6	1.1

Long-term debt	$400.4	$373.8

Weighted average interest rates on the above outstanding balances were as follows:
Senior notes due 2010	9.5%	9.5%
Revolving loans	5.6%	4.9%
Other	4.1%	3.9%
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
The senior unsecured notes (the “Notes”) were issued in the amount of $285.0 million; bear interest at a fixed rate of 9.5% and mature in 2010. The estimated fair value of the Notes was approximately $304.9 million at July 1, 2005.
The senior secured revolving credit facility, as amended, is a five year $275.0 million asset based revolving credit agreement (the “Credit Agreement”). The Credit Agreement is secured by substantially all U.S. and Canadian assets. Borrowing availability is based on eligible U.S. and Canadian accounts receivable and inventory and certain U.S. fixed assets. As of July 1, 2005, the Company had outstanding borrowings of $105.3 million and availability of approximately $134.2 million under the terms of the Credit Agreement. Availability of borrowings under the fixed asset component of the facility is reduced quarterly over a seven-year period by $5.7 million per annum beginning in 2004. This may result in a reduction in the overall availability depending upon the calculation of eligible accounts receivable and inventory. The facility also includes a sub-facility for letters of credit of up to $50.0 million. The Company had outstanding letters of credit of $34.4 million at July 1, 2005.
During the fourth quarter of 2004, the Company amended the Amended and Restated Credit Agreement which lowered the borrowing rate by 50 basis points, increased the annual capital spending limit and provided for the ability to swap up to $100 million of existing fixed rate Notes to a floating interest rate.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
During the second quarter of 2005, the Company amended the Amended and Restated Credit Agreement which increased the borrowing limit on the senior secured revolving credit facility from $240.0 million to $275.0 million. Additionally, the amendment increased the maximum amount permitted under the facility for investments in joint ventures from $10 million to $25 million.
Borrowings under the Credit Agreement, as amended, bear interest at a rate of LIBOR plus 2.00% to 2.50% and/or prime plus 0.75% to 1.25% depending upon the Company’s fixed charge coverage, as defined by the Credit Agreement. The weighted average interest rate on borrowings outstanding under the Credit Agreement during the first half of 2005 was 5.03%. Under the Credit Agreement, the Company pays a commitment fee of 0.50% per annum on the unused portion of the commitment. In connection with the November 2003 refinancing and related subsequent amendments to the Credit Agreement, the Company incurred fees and expenses aggregating $7.9 million, which are being amortized over the term of the Credit Agreement.
The Credit Agreement, as amended, contains covenants that limit capital spending, the payment of dividends to holders of common stock and require a minimum fixed charge coverage ratio, as defined. At July 1, 2005, the Company was in compliance with all covenants under the Credit Agreement.
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
During 2001, the Company entered into several interest rate swaps which effectively fixed interest rates for borrowings under the former credit facility and other debt. At July 1, 2005, the remaining outstanding interest rate swap had a notional value of $9.0 million, an interest rate of 4.49% and matures in October 2011. The Company does not provide or receive any collateral specifically for this contract. The fair value of interest rate derivatives are based on quoted market prices and third party provided calculations, which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments. At July 1, 2005 and December 31, 2004, the net unrealized loss on the interest rate derivative and the related carrying value was $0.6 million and $0.7 million, respectively.
The Company enters into forward exchange contracts principally to hedge the currency fluctuations in certain transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. Principal transactions hedged during the year were firm sales and purchase commitments. The fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At July 1, 2005 and December 31, 2004, the net unrealized loss on the net foreign currency contracts was $0.4 million and $0.6 million, respectively.
Outside of North America, General Cable enters into commodity futures contracts for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. At July 1, 2005 and December 31, 2004, General Cable had an unrealized gain of $5.1 million and $3.5 million, respectively, on the commodity futures.
Unrealized gains and losses on the derivative financial instruments discussed above are recorded in other comprehensive income until the underlying transaction occurs and is recorded in the income statement at which point such amounts included in other comprehensive income are recognized in income which generally will occur over periods less than one year. During the three and six fiscal months ended July 1, 2005, a $0.8 million gain and a $1.2 million gain, respectively, were reclassified from other comprehensive income to the income statement. During the three and six fiscal months ended June 30, 2004, a $0.3 million loss and a $1.2 million loss, respectively, were reclassified from other comprehensive income to the income statement.
In North America, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. At July 1, 2005 and December 31, 2004, General Cable had an

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
unrealized gain of $1.1 million and $7.2 million, respectively, related to these transactions. General Cable expects to offset the unrealized gains under these agreements as a result of firm sale price commitments with customers.
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
The components of net periodic benefit cost for pension and other post-retirement benefits were as follows (in millions):

	Three Fiscal Months Ended				Six Fiscal Months Ended
	July 1, 2005		June 30, 2004		July 1, 2005		June 30, 2004
	Pension	Other	Pension	Other	Pension	Other	Pension	Other
Service cost	$0.7	$—	$0.6	$0.1	$1.2	$—	$1.1	$0.1
Interest cost	2.5	0.2	2.2	0.1	4.9	0.3	4.4	0.3
Expected return on plan assets	(2.6)	—	(2.2)	—	(5.3)	—	(4.5)	—
Amortization of prior service cost	—	—	—	—	—	—	—	—
Net amortization and deferral	0.9	—	0.9	—	1.8	—	1.8	—
Curtailment (gain) loss	0.7	(0.2)	—	—	0.7	(0.2)	—	—

Total defined benefit plans expense	2.2	—	1.5	0.2	3.3	0.1	2.8	0.4
Total defined contribution plans expense	1.5	—	1.5	—	3.3	—	3.0	—

Total	$3.7	$—	$3.0	$0.2	$6.6	$0.1	$5.8	$0.4

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
On May 10, 2005, the General Cable Corporation 2005 Stock Incentive Plan (“2005 Plan”) was approved and replaced the two previous equity compensation plans, the 1997 Stock Incentive Plan and the 2000 Stock Option Plan. The Compensation Committee of the Board of Directors will no longer grant any awards under the previous plans but will continue to administer

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
awards which were previously granted under the 1997 and 2000 plans. The 2005 Plan authorized a maximum of 1,800,000 shares to be granted.
The 2005 Stock Incentive Plan authorizes the following types of awards to be granted: (i) Stock Options (both Incentive Stock Options and Nonqualified Stock Options); (ii) Stock Appreciation Rights; (iii) Stock Awards; (iv) Performance Awards; and (v) Stock Units, as more fully described in the 2005 Plan. Each award is subject to such terms and conditions consistent with the Plan as determined by the Compensation Committee and as set forth in an award agreement. As of July 1, 2005, only minimal awards had been issued under this Plan.
The 1997 Stock Incentive Plan authorized a maximum of 4,725,000 shares, options or units of Common Stock to be granted. Stock options were granted to employees selected by the Compensation Committee of the Board or the Chief Executive Officer at prices which were not less than the closing market price on the date of grant. The Compensation Committee (or Chief Executive Officer) had authority to set all the terms of each grant. The majority of the options granted under the plan expire in 10 years and become fully exercisable ratably over three years of continued employment or become fully exercisable after three years of continued employment. Restrictions on the majority of shares awarded to employees under the plan expire ratably over a three-year or five-year period, expire after six years from the date of grant or expire ratably from the second anniversary to the sixth anniversary of the date of grant. Restricted stock units were awarded to employees in November 1998 as part of a Stock Loan Incentive Plan.
The 2000 Stock Option Plan as amended authorized a maximum of 1,500,000 non-incentive options to be granted. No other forms of award were authorized under this plan. Stock options were granted to employees selected by the Compensation Committee of the Board or the Chief Executive Officer at prices which were not less than the closing market price on the date of grant. The Compensation Committee (or Chief Executive Officer) had authority to set all the terms of each grant. The majority of the options granted under the plan expire in 10 years and become fully exercisable ratably over three years of continued employment or become fully exercisable after three years of continued employment.
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
In April 2005, 164,858 shares of restricted common stock were awarded under the Company’s 1997 Stock Incentive Plan, as amended. The restricted shares vest ratably over a five year period.
Amortization of all outstanding restricted stock awards in the first six fiscal months of 2005 and 2004 was $0.5 million and $0.3 million, respectively.
In November 1998, General Cable entered into a Stock Loan Incentive Plan (SLIP) with executive officers and key employees. Under the SLIP, the Company loaned $6.0 million to facilitate open market purchases of General Cable common stock. A matching restricted stock unit (MRSU) was issued for each share of stock purchased under the SLIP. The fair value of the MRSUs at the grant date of $6.0 million, adjusted for subsequent forfeitures, was amortized to expense over the initial five-year vesting period. In June 2003, all executive officers repaid their loans plus interest that were originally made under the SLIP in the amount of $1.8 million. The Company accepted, as partial payment for the loans, common stock owned by the executive officers and restricted stock units previously awarded to them under the SLIP. In July 2003, the Company approved an extension of the loan maturity for the remaining participants in the SLIP for an additional three years to November 2006, subject in the extension period to a rate of interest of 5.0%. As part of the loan extension the vesting schedule on the MRSUs

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
was also extended so that the MRSUs vest in November 2006. During the third quarter of 2004, certain employees repaid their loans plus interest that were originally made under the SLIP in the amount of $1.4 million. The Company accepted, as partial payment for the loans, common stock owned by the employees and restricted stock units previously awarded to them under the SLIP. During the second quarter of 2005, the remaining participants in the SLIP repaid their loans plus interest that were originally made under the SLIP in the amount of $2.2 million. The Company accepted, as partial payment for the loans, common stock owned by the employees and restricted stock units previously awarded to them under the SLIP. Approximately $0.2 million of the loans were forgiven. There are no MRSUs outstanding as of July 1, 2005.
The components of accumulated other comprehensive income (loss) consisted of the following (in millions):

	July 1,	December 31,
	2005	2004
Foreign currency translation adjustment	$18.8	$41.5
Pension adjustments, net of tax	(23.5)	(23.5)
Change in fair value of derivatives, net of tax	3.0	1.9
Unrealized investment gains	2.7	2.5

Total	$1.0	$22.4

Other shareholders’ equity consisted of the following (in millions):

	July 1,	December 31,
	2005	2004
Loans to shareholders	$—	$(1.6)
Restricted stock	(5.9)	(2.8)

Total	$(5.9)	$(4.4)

11. Earnings Per Common Share
A reconciliation of the numerator and denominator of earnings per common share to earnings per common share — assuming dilution is as follows (in millions):

	Three Fiscal Months Ended		Six Fiscal Months Ended
	July 1,	June 30,	July 1,	June 30,
	2005	2004	2005	2004
Earnings per common share – basic:
Net income	$11.8	$5.2	$20.8	$3.3
Less: preferred stock dividends	(1.5)	(1.5)	(3.0)	(3.0)

Net income for basic EPS computation (1)	$10.3	$3.7	$17.8	$0.3

Weighted average shares outstanding for basic EPS computation (2)	39.4	39.3	39.3	39.2

Earnings per common share — basic	$0.26	$0.09	$0.45	$0.01

Earnings per common share – diluted:
Net income	$11.8	$5.2	$20.8	$3.3
Less: preferred stock dividends, if applicable	n/a	(1.5)	n/a	(3.0)

Net income for diluted EPS computation(1)	$11.8	$3.7	$20.8	$0.3

Weighted average shares outstanding	39.4	39.3	39.3	39.2
Dilutive effect of stock options and restricted stock units	1.2	0.6	1.2	0.7
Dilutive effect of assumed conversion of preferred stock, if applicable	10.3	n/a	10.3	n/a

Weighted average shares outstanding for diluted EPS computation(2)	50.9	39.9	50.8	39.9

Earnings per common share – diluted	$0.23	$0.09	$0.41	$0.01

(1)	Numerator

(2)	Denominator

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
The earnings per common share — assuming dilution computation excludes the impact of 1.0 million and 1.5 million, respectively, stock options and restricted stock units in the second quarter and first six fiscal months of 2005 and 2.1 million and 2.7 million, respectively, stock options and restricted stock units in the second quarter and first six fiscal months of 2004 because their impact was anti-dilutive. This computation for the second quarter and first six fiscal months of 2004 also excludes the impact of the assumed conversion of the Company’s preferred stock (which was issued in the fourth quarter of 2003) because its impact was anti-dilutive.
12. Segment Information
General Cable has three reportable operating segments: energy, industrial & specialty and communications. These segments are strategic business units organized around three product categories that follow management’s internal organization structure.
The energy segment manufactures and sells wire and cable products that include low-, medium- and high-voltage power distribution and power transmission products. The industrial & specialty segment manufactures and sells wire and cable products that conduct electrical current for industrial, OEM, commercial and residential power and control applications. The communications segment manufactures and sells wire and cable products that transmit low-voltage signals for voice, data, video and control applications. Segment net sales represent sales to external customers. Segment operating income (loss) represents income (loss) before interest income, interest expense, other income (expense), other financial costs or income taxes. The operating loss included in corporate for the three and six fiscal months ended July 1, 2005 consisted of a $3.5 million charge related to the rationalization of certain of the Company’s communications cable manufacturing facilities. The operating loss included in corporate for the three fiscal months ended June 30, 2004 consisted of a $2.2 million charge related to the rationalization of certain of the Company’s industrial cable manufacturing facilities and a $0.6 million net gain related to the closure of the Company’s rod mill facility. The operating loss included in corporate for the six fiscal months ended June 30, 2004 consisted of a $4.9 million charge related to the rationalization of certain of the Company’s industrial cable manufacturing facilities and a $0.6 million net gain related to the closure of the Company’s rod mill facility. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company has recorded the operating items discussed above in the corporate segment rather than reflect such items in the energy, industrial & specialty or communications segments operating income because they are not considered in the operating performance evaluation of the energy, industrial & specialty or communications segments by the Company’s chief operating decision-maker, its Chief Executive Officer.
Corporate assets included cash, deferred income taxes, certain property, including property held for sale, prepaid expenses and other current and non-current assets. The property held for sale consists of real property remaining from the Company’s divestiture of its building wire business and the closure of certain manufacturing operations in its industrial business in the amount of $4.3 million at July 1, 2005 and December 31, 2004. These properties are actively being marketed for sale.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
Summarized financial information for the Company’s operating segments for the three fiscal months and six fiscal months ended July 1, 2005 and June 30, 2004 is as follows (in millions). Certain reclassifications have been made to the prior year to conform to the current year segment presentation.

	Three Fiscal Months Ended
		Industrial &
	Energy	Specialty	Communications	Corporate	Total
Net Sales:
July 1, 2005	$212.4	$220.3	$175.9	$—	$608.6
June 30, 2004	184.6	191.4	141.5	—	517.5
Operating Income (Loss):
July 1, 2005	15.4	7.8	8.3	(3.5)	28.0
June 30, 2004	9.9	6.7	2.1	(1.6)	17.1

	Six Fiscal Months Ended
		Industrial &
	Energy	Specialty	Communications	Corporate	Total
Net Sales:
July 1, 2005	$408.9	$437.9	$316.0	$—	$1,162.8
June 30, 2004	351.1	387.1	257.9	—	996.1
Operating Income (Loss):
July 1, 2005	27.7	15.5	12.5	(3.5)	52.2
June 30, 2004	17.4	9.5	1.2	(4.3)	23.8
Identifiable Assets:
July 1, 2005	356.7	419.3	363.7	142.5	1,282.2
December 31, 2004	342.9	401.0	333.5	143.4	1,220.8

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
Condensed Statements of Operations
Three Fiscal Months Ended July 1, 2005

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$408.1	$200.5	$—	$608.6
Intercompany	117.6	—	5.4	(123.0)	—

	117.6	408.1	205.9	(123.0)	608.6

Cost of sales	101.3	366.0	175.5	(105.5)	537.3

Gross profit	16.3	42.1	30.4	(17.5)	71.3

Selling, general and administrative expenses	14.1	31.5	15.2	(17.5)	43.3

Operating income	2.2	10.6	15.2	—	28.0

Other income (expense)	—	(0.2)	0.2	—	—

Interest income (expense):
Interest expense	(7.3)	(12.1)	(0.3)	9.1	(10.6)
Interest income	10.0	(0.1)	0.7	(9.1)	1.5

	2.7	(12.2)	0.4	—	(9.1)

Income (loss) before income taxes	4.9	(1.8)	15.8	—	18.9
Income tax provision	(1.7)	(0.3)	(5.1)	—	(7.1)

Net income (loss)	3.2	(2.1)	10.7	—	11.8
Less: preferred stock dividends	(1.5)	—	—	—	(1.5)

Net income (loss) applicable to common shareholders	$1.7	$(2.1)	$10.7	$—	$10.3

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
Condensed Statements of Operations
Six Fiscal Months Ended July 1, 2005

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$760.0	$402.8	$—	$1,162.8
Intercompany	229.8	—	10.6	(240.4)	—

	229.8	760.0	413.4	(240.4)	1,162.8

Cost of sales	199.4	682.8	349.8	(207.9)	1,024.1

Gross profit	30.4	77.2	63.6	(32.5)	138.7

Selling, general and administrative expenses	26.6	60.1	32.3	(32.5)	86.5

Operating income	3.8	17.1	31.3	—	52.2

Other income (expense)	—	(0.3)	0.2	—	(0.1)

Interest income (expense):
Interest expense	(14.7)	(23.7)	(1.5)	19.0	(20.9)
Interest income	19.5	(0.1)	1.5	(19.0)	1.9

	4.8	(23.8)	—	—	(19.0)

Income (loss) before income taxes	8.6	(7.0)	31.5	—	33.1
Income tax (provision) benefit	(3.0)	1.1	(10.4)	—	(12.3)

Net income (loss)	5.6	(5.9)	21.1	—	20.8
Less: preferred stock dividends	(3.0)	—	—	—	(3.0)

Net income (loss) applicable to common shareholders	$2.6	$(5.9)	$21.1	$—	$17.8

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
Condensed Statements of Operations
Three Fiscal Months Ended June 30, 2004

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$347.7	$169.8	$—	$517.5
Intercompany	103.0	—	4.7	(107.7)	—

	103.0	347.7	174.5	(107.7)	517.5

Cost of sales	88.7	318.0	148.8	(93.2)	462.3

Gross profit	14.3	29.7	25.7	(14.5)	55.2

Selling, general and administrative expenses	12.6	26.8	13.2	(14.5)	38.1

Operating income	1.7	2.9	12.5	—	17.1

Other expense	(0.4)	—	—	—	(0.4)

Interest income (expense):
Interest expense	(7.5)	(21.6)	(0.8)	20.9	(9.0)
Interest income	9.5	9.8	1.6	(20.9)	—

	2.0	(11.8)	0.8	—	(9.0)

Income (loss) before income taxes	3.3	(8.9)	13.3	—	7.7
Income tax (provision) benefit	0.2	1.4	(4.1)	—	(2.5)

Net income (loss)	3.5	(7.5)	9.2	—	5.2
Less: preferred stock dividends	(1.5)	—	—	—	(1.5)

Net income (loss) applicable to common shareholders	$2.0	$(7.5)	$9.2	$—	$3.7

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
Condensed Statements of Operations
Six Fiscal Months Ended June 30, 2004

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$658.4	$337.7	$—	$996.1
Intercompany	199.0	—	9.4	(208.4)	—

	199.0	658.4	347.1	(208.4)	996.1

Cost of sales	172.1	608.4	296.0	(181.0)	895.5

Gross profit	26.9	50.0	51.1	(27.4)	100.6

Selling, general and administrative expenses	22.7	54.2	27.3	(27.4)	76.8

Operating income (loss)	4.2	(4.2)	23.8	—	23.8

Other expense	(0.9)	—	—	—	(0.9)

Interest income (expense):
Interest expense	(15.3)	(42.8)	(3.2)	42.8	(18.5)
Interest income	19.3	19.4	4.3	(42.8)	0.2

	4.0	(23.4)	1.1	—	(18.3)

Income (loss) before income taxes	7.3	(27.6)	24.9	—	4.6
Income tax (provision) benefit	(2.3)	8.6	(7.6)	—	(1.3)

Net income (loss)	5.0	(19.0)	17.3	—	3.3
Less: preferred stock dividends	(3.0)	—	—	—	(3.0)

Net income (loss) applicable to common shareholders	$2.0	$(19.0)	$17.3	$—	$0.3

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
Condensed Balance Sheets
July 1, 2005

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$0.1	$10.6	$24.9	$—	$35.6
Receivables, net of allowances	—	225.8	197.5	—	423.3
Inventories	—	227.1	106.0	—	333.1
Deferred income taxes	—	22.2	0.7	—	22.9
Prepaid expenses and other	1.2	22.0	6.6	—	29.8

Total current assets	1.3	507.7	335.7	—	844.7

Property, plant and equipment, net	0.2	204.3	136.2	—	340.7
Deferred income taxes	—	62.1	1.4	—	63.5
Intercompany accounts	654.4	85.6	133.4	(873.4)	—
Investment in subsidiaries	33.7	188.6	—	(222.3)	—
Other non-current assets	9.1	24.2	—	—	33.3

Total assets	$698.7	$1,072.5	$606.7	$(1,095.7)	$1,282.2

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$159.0	$222.5	$—	$381.5
Accrued liabilities	9.0	70.9	40.4	—	120.3
Current portion of long-term debt	—	0.1	3.5	—	3.6

Total current liabilities	9.0	230.0	266.4	—	505.4

Long-term debt	285.0	114.4	1.0	—	400.4
Deferred income taxes	—	3.4	10.0	—	13.4
Intercompany accounts	35.0	744.3	94.1	(873.4)	—
Other liabilities	32.9	28.1	3.3	—	64.3

Total liabilities	361.9	1,120.2	374.8	(873.4)	983.5

Total shareholders’ equity (deficit)	336.8	(47.7)	231.9	(222.3)	298.7

Total liability and shareholders’ equity	$698.7	$1,072.5	$606.7	$(1,095.7)	$1,282.2

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
Condensed Statements of Cash Flows
Six Fiscal Months Ended July 1, 2005

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows of operating activities:
Net income (loss)	$5.6	$(5.9)	$21.1	$—	$20.8
Adjustment to reconcile net income (loss) to net cash flows of operating activities:
Depreciation and amortization	—	18.5	3.7	—	22.2
Foreign currency exchange loss	—	0.1	—	—	0.1
Deferred income taxes	—	3.5	(2.5)	—	1.0
Loss on disposal of property	—	0.6	0.1	—	0.7
Changes in operating assets and liabilities:
Increase in receivables	—	(59.4)	(34.0)	—	(93.4)
Increase in inventories	—	(18.2)	(7.4)	—	(25.6)
(Increase) decrease in other assets	(3.2)	15.6	0.1	—	12.5
Increase in accounts payable, accrued and other liabilities	0.1	31.3	31.0	—	62.4

Net cash flows of operating activities	2.5	(13.9)	12.1	—	0.7

Cash flows of investing activities:
Capital expenditures	—	(6.8)	(8.9)	—	(15.7)
Proceeds from properties sold	—	0.1	—	—	0.1
Acquisitions, net of cash acquired	—	(7.4)	—	—	(7.4)
Other, net	—	(0.5)	—	—	(0.5)

Net cash flows of investing activities	—	(14.6)	(8.9)	—	(23.5)

Cash flows of financing activities:
Preferred stock dividends paid	(3.0)	—	—	—	(3.0)
Intercompany accounts	—	5.0	(5.0)	—	—
Net change in revolving credit borrowings	—	26.7	—	—	26.7
Net change in other debt	—	0.1	2.6	—	2.7
Proceeds from exercise of stock options	0.5	—	—	—	0.5

Net cash flows of financing activities	(2.5)	31.8	(2.4)	—	26.9

Effect of exchange rate changes on cash	—	—	(4.9)	—	(4.9)

Increase (decrease) in cash	—	3.3	(4.1)	—	(0.8)
Cash — beginning of period	0.1	7.3	29.0	—	36.4

Cash — end of period	$0.1	$10.6	$24.9	$—	$35.6

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
Condensed Statements of Cash Flows
Six Fiscal Months Ended June 30, 2004

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows of operating activities:
Net income (loss)	$5.0	$(19.0)	$17.3	$—	$3.3
Adjustment to reconcile net income (loss) to net cash flows of operating activities:
Depreciation and amortization	0.1	17.6	2.1	—	19.8
Foreign currency exchange loss	0.9	—	—	—	0.9
Deferred income taxes	—	(9.4)	0.8	—	(8.6)
Gain on disposal of property	—	(0.6)	—	—	(0.6)
Changes in operating assets and liabilities:
Increase in receivables	—	(56.5)	(49.1)	—	(105.6)
(Increase) decrease in inventories	—	(6.4)	2.3	—	(4.1)
(Increase) decrease in other assets	0.1	7.0	(3.4)	—	3.7
Increase in accounts payable, accrued and other liabilities	0.9	25.1	54.3	—	80.3

Net cash flows of operating activities	7.0	(42.2)	24.3	—	(10.9)

Cash flows of investing activities:
Capital expenditures	—	(6.5)	(10.3)	—	(16.8)
Proceeds from properties sold	—	1.2	—	—	1.2
Other, net	(0.2)	(1.2)	(0.2)	—	(1.6)

Net cash flows of investing activities	(0.2)	(6.5)	(10.5)	—	(17.2)

Cash flows of financing activities:
Preferred stock dividends paid	(3.0)	—	—	—	(3.0)
Intercompany accounts	(3.8)	17.2	(13.4)	—	—
Net change in revolving credit borrowings	—	33.5	—	—	33.5
Net change in other debt	—	(0.1)	(0.1)	—	(0.2)

Net cash flows of financing activities	(6.8)	50.6	(13.5)	—	30.3

Effect of exchange rate changes on cash	—	—	0.3	—	0.3

Increase in cash	—	1.9	0.6	—	2.5
Cash — beginning of period	—	3.7	21.4	—	25.1

Cash — end of period	$—	$5.6	$22.0	$—	$27.6

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
Certain statements in this report including without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures and the Company’s management’s beliefs, expectations or opinions, are forward-looking statements, and as such, General Cable desires to take advantage of the “safe harbor” which is offered such statements under the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those statements as a result of factors, risks and uncertainties over which the Company has no control. Such factors include economic and political consequences resulting from the September 2001 terrorist attack and the hostilities in Iraq; domestic and local country price competition, particularly in certain segments of the power cable market and other competitive pressures; general economic conditions, particularly in construction; changes in customer or distributor purchasing patterns in our business segments; the Company’s ability to increase manufacturing capacity and productivity; the financial impact of any future plant closures; the Company’s ability to successfully complete and integrate acquisitions and divestitures; the Company’s ability to negotiate extensions of labor agreements on acceptable terms; the Company’s ability to service debt requirements and maintain adequate domestic and international credit facilities and credit lines; the Company’s ability to pay dividends on its preferred stock; the impact of unexpected future judgments or settlements of claims and litigation; the Company’s ability to achieve target returns on investments in its defined benefit pension plans; the Company’s ability to avoid limitations on utilization of net operating losses for income tax purposes; the cost of raw materials, including copper; the Company’s ability to increase its selling prices during periods of increasing raw material costs; the impact of foreign currency fluctuations; the impact of technological changes; and other factors.

General Cable analyzes its worldwide operations in two geographic groups: 1) North America and 2) International. The following table sets forth net sales and operating income by geographic group for the periods presented, in millions of dollars:

	Three Fiscal Months Ended				Six Fiscal Months Ended
	July 1, 2005		June 30, 2004		July 1, 2005		June 30, 2004
	Amount	%	Amount	%	Amount	%	Amount	%
North America	$408.1	67%	$347.7	67%	$760.0	65%	$658.4	66%
International	200.5	33%	169.8	33%	402.8	35%	337.7	34%

Total net sales	$608.6	100%	$517.5	100%	$1,162.8	100%	$996.1	100%

Operating income (loss):
North America	$16.3	52%	$6.2	33%	$24.4	44%	$4.3	15%
International	15.2	48%	12.5	67%	31.3	56%	23.8	85%

Subtotal	31.5	100%	18.7	100%	55.7	100%	28.1	100%
Corporate and other operating items	(3.5)		(1.6)		(3.5)		(4.3)

Total operating income	$28.0		$17.1		$52.2		$23.8

Approximately 90% of net sales in the Company’s international operations are derived from energy and industrial & specialty cable sales and the European business specifically is currently benefiting from strong demand for medium-voltage energy cable in Europe and particularly in the Iberian Peninsula and a shift towards environmentally friendly construction cables.
General Cable’s reported net sales are directly influenced by the price of copper, and to a lesser extent, aluminum. The price of copper and aluminum has historically been subject to considerable volatility. The daily selling price of copper cathode on the COMEX averaged $1.53 per pound in the second quarter of 2005 and $1.23 per pound in the second quarter of 2004 and the daily price of aluminum averaged $0.87 per pound in the second quarter of 2005 and $0.83 per pound in the second quarter of 2004. In the first six fiscal months of 2005 and 2004, copper cathode on the COMEX averaged $1.50 per pound and $1.23 per pound, respectively. The daily price of aluminum averaged $0.91 per pound in the first six fiscal months of 2005 and $0.81 per pound in the first six fiscal months of 2004. General Cable generally passes changes in copper and aluminum prices along to its customers, although there are timing delays of varying lengths depending upon the volatility of metals prices, the type of product, competitive conditions and particular customer arrangements. A significant portion of the Company’s energy and communications business and to a lesser extent the Company’s industrial business has metal escalators written into customer contracts under a variety of price setting and recovery formulas. The remainder of the Company’s business requires that the cost of higher metal prices be recovered through negotiated price increases with customers. In these instances, the ability to increase the Company’s selling prices may lag the movement in metal prices by a period of time as the customer price increases are implemented. As a result of this and a number of other practices intended to match copper and aluminum purchases with sales, profitability over time has historically not been significantly affected by changes in copper and aluminum prices. General Cable does not engage in speculative metals trading or other speculative activities. Also, the Company does not engage in activities to hedge the underlying value of its copper and aluminum inventory.
The Company is also experiencing significant inflationary pressure on raw materials other than copper and aluminum used in cable manufacturing, such as insulating compounds, steel and wood reels, and energy costs. The Company has increased selling prices in most of its markets in order to offset the negative effect of increased raw material prices and other costs. However, the Company’s ability to ultimately realize these price increases will be influenced by competitive conditions in its markets, including underutilized manufacturing capacity. In addition, a continuing rise in raw material prices, when combined with the normal lag time between an announced customer price increase and its effective date in the market, may result in the Company not fully recovering these increased costs. If the Company were not able to adequately increase selling prices in a period of rising raw material costs, the Company would experience a decrease in reported earnings.
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
Current Business Environment
The wire and cable industry is competitive, mature and cost driven. In many business segments, there is little differentiation among industry participants from a manufacturing or technology standpoint. During 2004 and continuing into 2005, the Company’s end markets continue to demonstrate signs of recovery from the low points of demand experienced in 2003. There has been significant merger and acquisition activity which, we believe, may lead to a reduction in the deployment of inefficient, high cost capacity in the industry. In the energy segment, the 2003 power outages in the U.S., Canada and Europe emphasized a need to upgrade the power transmission infrastructure used by electric utilities, which may, over time, cause an increase in demand for General Cable’s energy products. In addition, tax legislation was recently passed in the United States which includes the renewal of tax credits for producing power from wind. This may also cause an increase in demand for the Company’s products as the Company is a significant manufacturer of wire and cable used in wind farms. As a result of the recent passage of energy legislation in the United States that is aimed at improving the transmission grid infrastructure and the reliability of power availability, increased demand for the Company’s transmission and distribution cables may occur over time. In the industrial & specialty segment, industrial construction spending in North America, which influences industrial cable demand, is significantly below the peak levels experienced over the last ten years. However, the Company has seen strengthening demand over the past several quarters. This segment has also experienced increased demand for cables utilized in industrial repairs and maintenance. Over the last few years, the communications segment has experienced a significant decline from historical spending levels for outside plant telecommunications products and a weak market for switching/local area networking cables. Overall demand for communications wire and cable products from the Company’s traditional Regional Bell Operating Company customers has declined over the last several quarters and may continue to decline, however the Company has temporarily benefited from the consolidation of competitors which occurred during 2004 in the communications market and will also benefit from the planned closure of its Bonham, Texas and Dayville, Connecticut facilities mentioned below, which will allow the Company to better utilize its communications manufacturing assets. The Company anticipates, based on recent regulatory announcements, further deployment of fiber optic products into the telephone network. Increased spending by the telephone companies on fiber deployment has negatively impacted their purchases of the Company’s copper based telecommunications cable products. However, this impact may be somewhat mitigated in that the Company believes it will benefit from the further investment in fiber broadband networks as some of its customers will most likely need to upgrade a portion of their copper network to support the fiber network.
In addition to the operating trends discussed in the previous paragraph, the Company anticipates that the following trends may negatively affect the earnings of the Company during the second half of the year. The impact of continued rising raw materials costs, including metals and insulating materials, has increased the Company’s working capital requirements which has in turn increased the Company’s debt level and its interest expense. In addition, due to the anticipated continued rise in interest rates in the United States, the Company’s interest expense on its floating rate asset based revolver is expected to increase in the second half of the year. General Cable is also expecting an increase in its full year effective tax rate from the June year-to-date level of 37.2% to approximately 39.0% as the effects of the benefit of settling certain tax exposures in the first six months of the year no longer provides the same proportionate impact on the annual tax rate over a twelve-month period. Also, in the event that General Cable’s common stock price remains at its current level or rises, the weighted-average stock price will impact the earnings per share computation by increasing the diluted share count in the second half of the year.
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
As part of General Cable’s ongoing efforts to reduce total operating costs, the Company continuously evaluates its ability to more efficiently utilize existing manufacturing capacity. Such evaluation includes the costs associated with and benefits to be derived from the combination of existing manufacturing assets into fewer plant locations and the possible outsourcing of certain manufacturing processes. During 2004, the Company completed the closure of certain of its manufacturing plants which resulted in a $7.6 million charge in the fourth quarter of 2003 and a $7.4 million charge in 2004 ($4.9 million in the first six fiscal months of 2004). During June 2005, the Company announced its intentions to close certain of its communications cable manufacturing plants which resulted in a $3.5 million charge in the second fiscal quarter of 2005. Anticipated total charges for these intended closures are expected to be approximately $28.1 million and are expected to mostly occur in 2005.
Acquisitions and Divestitures
General Cable actively seeks to identify key trends in the industry to migrate its business to capitalize on expanding markets and new niche markets or exit declining or non-strategic markets in order to achieve better returns. The Company also sets aggressive performance targets for its businesses and intends to refocus or divest those activities which fail to meet targets or do not fit long-term strategies.
On March 14, 2005, the Company acquired certain assets of Draka Comteq’s business in North America for a purchase price of $7.5 million in cash, subject to post-closing adjustments. The Company incurred $0.1 million of costs and expenses associated with the acquisition. The net assets acquired are located in Franklin, Massachusetts and manufacture specialty electronics and datacom products. The assets acquired included machinery and equipment, inventory, prepaid assets and intangible assets, net of the assumption of trade payables. The purchase price has been allocated based on the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition. The results of operations of the acquired business have been included in the consolidated financial statements since the date of acquisition. During the second quarter of 2005, the final purchase price was agreed with Draka resulting in a cash payment of approximately $0.2 million to the Company.
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
Inventory Costing and Valuation
General Cable utilizes the LIFO method of inventory accounting for its metals inventory. The Company’s use of the LIFO method results in its income statement reflecting the current costs of metals, while metals inventories in the balance sheet are valued at historical costs as the LIFO layers were created. As a result of volatile copper prices, the replacement cost of the Company’s copper inventory exceeded the historic LIFO cost by approximately $50 million at July 1, 2005 and by approximately $38 million at December 31, 2004. If LIFO inventory quantities are reduced in a period when replacement costs exceed the LIFO value of the inventory, the Company would experience an increase in reported earnings. Conversely, if LIFO inventory quantities are reduced in a period when replacement costs are lower than the LIFO value of the inventory, the Company would experience a decline in reported earnings. If the Company was not able to recover the LIFO value of its inventory at a profit in some future period when replacement costs were lower than the LIFO value of the inventory, the Company would be required to take a charge to recognize in its income statement all or a portion of the higher LIFO value of the inventory.
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
Pension Accounting
Pension expense for the defined benefit pension plans sponsored by General Cable is determined based upon a number of actuarial assumptions, including an expected long-term rate of return on assets of 8.5%. This assumption was based on input from actuaries, including their review of historical 10 year, 20 year, and 25 year rates of inflation and real rates of return on various broad equity and bond indices in conjunction with the diversification of the asset portfolio. The expected long-term rate of return on assets is based on an asset allocation assumption of 65% allocated to equity investments, with an expected real rate of return of 7%, and 35% to fixed-income investments, with an expected real rate of return of 3%, and an assumed long-term rate of inflation of 3%. Because of market fluctuations, the actual asset allocations were 65% of equity investments and 35% of fixed-income investments at July 1, 2005 and December 31, 2004. Management believes that long-term asset allocations on average will approximate the Company’s assumptions and that an 8.5% long-term rate of return is a reasonable assumption.
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
General Cable evaluates its actuarial assumptions at least annually, and adjusts them as necessary. In 2004, pension expense for the Company’s defined benefit plans was $5.5 million. Based on an expected rate of return on plan assets of 8.5%, a discount rate of 6.0% and various other assumptions, the Company estimates its 2005 pension expense for its defined benefit plans will decrease approximately $0.7 million, excluding curtailment costs, from 2004, primarily due to improved investment performance during 2004. A 1% decrease in the assumed discount rate, excluding curtailment costs, would increase pension expense by approximately $1.7 million. Future pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the populations participating in the plans. In the event that actual results differ from the actuarial assumptions, the funded status of the defined benefit plans may change and any such change could result in a charge or credit to equity and an increase or decrease in future pension expense and cash contributions.
Deferred Income Tax Valuation Allowance
General Cable records a valuation allowance to reduce deferred tax assets to the amount that it believes is more likely than not to be realized. The valuation of the deferred tax asset is dependent on, among other things, the ability of the Company to generate a sufficient level of future taxable income. In estimating future taxable income, the Company has considered both positive and negative evidence, such as historical and forecasted results of operations, including the losses realized in recent periods, and has considered the implementation of prudent and feasible tax planning strategies. At July 1, 2005, the Company had recorded a net deferred tax asset of $72.7 million ($22.6 million current and $50.1 million long term). Approximately $20 million of this deferred tax asset must be utilized prior to its expiration in the period 2007-2009. The remainder of the asset may be used for at least 15 years. This finite life has also been considered by the Company in the valuation of the asset. The Company has and will continue to review on a quarterly basis its assumptions and tax planning strategies and, if the amount of the estimated realizable net deferred tax asset is less than the amount currently on the balance sheet, the Company would reduce its deferred tax asset, recognizing a non-cash charge against reported earnings. At July 1, 2005, the Company concluded that, more likely than not, the net deferred tax asset will be realized.
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
In December 2004, SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29” was issued. This statement amends APB Opinion No. 29 by eliminating the exception to the fair-value principle for exchanges of similar productive assets, and replaces it with a general exception for nonmonetary asset exchanges that have no commercial substance. The statement also eliminates APB No. 29’s concept of the culmination of an earnings process. SFAS No. 153 is effective for nonmonetary transactions occurring in fiscal periods beginning after June 15, 2005. The impact of SFAS No. 153 will depend on the nature and extent of any nonmonetary asset exchanges after the effective date, but management does not currently expect SFAS No. 153 to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.
In May 2005, SFAS No. 154, “Accounting Changes and Error Correction—a replacement of APB Opinion No. 20 and FASB Statement No. 3” was issued. This statement requires that the direct effect of voluntary changes in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to determine either the cumulative effect of the change or the period-specific effects. The statement also designates retrospective application as the transition method for newly-issued accounting pronouncements in the instance where the pronouncement does not provide specific transition guidance. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS No. 154 will depend on the nature and extent of any voluntary accounting changes and corrections of errors after the effective date, but management does not currently expect SFAS No. 154 to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.
In March 2005, FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” was issued. This interpretation requires companies to record a liability for those asset retirement obligations in which the amount or timing of settlement of the obligation are uncertain. FIN 47 is effective in fiscal years ending after December 15, 2005. The Company is currently evaluating the impact of adopting FIN 47 on its consolidated financial position, results of operations and cash flows.
In March 2005, Staff Accounting Bulletin No. 107, “Share-Based Payment” was issued. SAB No. 107 provides guidance regarding the valuation of share-based payment arrangements for public companies, specifically as related to transactions with non-employees, the transition from non-public to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, and other issues related to SFAS No. 123(R). SAB No. 107 becomes effective upon the Company’s adoption of SFAS No. 123(R). The Company is currently evaluating the impact of adopting SAB No. 107 on its consolidated financial position, results of operations and cash flows.
The American Jobs Creation Act of 2004 provides that U.S. corporations can repatriate earnings of foreign subsidiaries at a reduced tax rate under certain circumstances. In December 2004, the FASB Staff issued FASB Staff Position FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” that allows a company time beyond the financial reporting period of the enactment of the Act to evaluate the Act’s effect on its plan for reinvestment or repatriation of foreign earnings. As of December 31, 2004, the undistributed earnings of foreign subsidiaries that are considered to be indefinitely reinvested are approximately $135 million. The Company is currently in the process of evaluating how much, if any, of these foreign earnings will be repatriated. The Company will determine the sources and amounts, if any, of the foreign earnings repatriation and the related tax expense prior to December 31, 2005.
In July 2005, the FASB issued an exposure draft, “Accounting for Uncertain Tax Positions: an Interpretation of FASB Statement 109.” This proposed Interpretation clarifies accounting for uncertain tax positions in accordance with SFAS No. 109. Specifically, the Interpretation requires recognition of a Company’s best estimate of the impact of a tax position only if that position is probable of being sustained by an audit based only on the technical merits of the position. Tax positions failing the probable recognition threshold would result in adjustments in recorded deferred tax assets or liabilities and changes in income tax payables or receivables. This Interpretation, if approved, would become effective for the first fiscal year ending after December 15, 2005. The Company is currently evaluating the impact of adopting this proposed Interpretation on its consolidated financial position, results of operations and cash flows.
Results of Operations
The following table sets forth, for the periods indicated, statement of operations data in millions of dollars and as a percentage of net sales. Percentages may not add due to rounding.

	Three Fiscal Months Ended				Six Fiscal Months Ended
	July 1, 2005		June 30, 2004		July 1, 2005		June 30, 2004
	Amount	%	Amount	%	Amount	%	Amount	%
Net sales	$608.6	100.0%	$517.5	100.0%	$1,162.8	100.0%	$996.1	100.0%
Cost of sales	537.3	88.3%	462.3	89.3%	1,024.1	88.1%	895.5	89.9%

Gross profit	71.3	11.7%	55.2	10.7%	138.7	11.9%	100.6	10.1%
Selling, general and administrative expenses	43.3	7.1%	38.1	7.4%	86.5	7.4%	76.8	7.7%

Operating income	28.0	4.6%	17.1	3.3%	52.2	4.5%	23.8	2.4%
Other expense	—	—%	(0.4)	(0.1)%	(0.1)	—%	(0.9)	(0.1)%
Interest expense, net	(9.1)	(1.5)%	(9.0)	(1.7)%	(19.0)	(1.6)%	(18.3)	(1.8)%

Income before income taxes	18.9	3.1%	7.7	1.5%	33.1	2.9%	4.6	0.5%
Income tax provision	(7.1)	(1.2)%	(2.5)	(0.5)%	(12.3)	(1.1)%	(1.3)	(0.2)%

Net income	11.8	1.9%	5.2	1.0%	20.8	1.8%	3.3	0.3%
Less: preferred stock dividends	(1.5)	(0.2)%	(1.5)	(0.3)%	(3.0)	(0.3)%	(3.0)	(0.3)%

Net income applicable to common shareholders	$10.3	1.7%	$3.7	0.7%	$17.8	1.5%	$0.3	—%

Three Fiscal Months Ended July 1, 2005 Compared with Three Fiscal Months Ended June 30, 2004
The net income applicable to common shareholders was $10.3 million in the second quarter of 2005 compared to net income applicable to common shareholders of $3.7 million in the second quarter of 2004. The net income applicable to common shareholders for the second quarter of 2005 included a $1.5 million dividend on preferred stock and pre-tax corporate charges of $3.5 million related to the rationalization of certain of the Company’s communications cable manufacturing facilities. The net income applicable to common shareholders for the second quarter of 2004 included a $1.5 million dividend on preferred stock, pre-tax corporate charges of $2.2 million related to the rationalization of certain of the Company’s industrial cable manufacturing facilities, a pre-tax gain of $0.6 million related to the closure of its rod mill operation (which includes the impact of selling the equipment used in the operation) and a pre-tax $0.4 million foreign currency transaction loss.
Net Sales
The following tables set forth metal-adjusted net sales and metal pounds sold by segment, in millions. Net sales for the second quarter of 2004 have been adjusted to reflect the 2005 copper COMEX average price of $1.53 (a $0.30 increase compared to the prior period) and the aluminum rod average price of $0.87 per pound (a $0.04 increase compared to the prior period).
Metal-adjusted net sales, a non-GAAP financial measure, is provided herein in order to eliminate metal price volatility from the comparison of revenues from one period to another. See previous discussion of metal price volatility on page 29.

	Metal-Adjusted Net Sales
	Three Fiscal Months Ended
	July 1, 2005		June 30, 2004
	Amount	%	Amount	%
Energy	$212.4	35%	$194.7	35%
Industrial & specialty	220.3	36%	210.3	38%
Communications	175.9	29%	153.5	27%

Total metal-adjusted net sales	608.6	100%	558.5	100%

Metal adjustment	—		(41.0)

Total net sales	$608.6		$517.5

	Metal Pounds Sold
	Three Fiscal Months Ended
	July 1, 2005		June 30, 2004
	Pounds	%	Pounds	%
Energy	75.2	43%	74.7	44%
Industrial & specialty	60.3	35%	58.0	34%
Communications	38.4	22%	37.3	22%

Total metal pounds sold	173.9	100%	170.0	100%

Net sales increased 18% to $608.6 million in the second quarter of 2005 from $517.5 million in the second quarter of 2004. The net sales increase included $14.3 million due to the favorable impact of foreign currency exchange rate changes. After adjusting 2004 net sales to reflect the $0.30 increase in the average monthly COMEX price per pound of copper and the $0.04 increase in the average aluminum rod price per pound in 2005, net sales increased 9% to $608.6 million, up from $558.5 million in 2004. The increase in metal-adjusted net sales reflects a 9% increase in the energy segment, a 5% increase in the industrial & specialty segment and a 15% increase in the communications segment. Metal pounds sold increased 2% compared to the second quarter of 2004. Metal pounds sold is provided herein as the Company believes this metric to be a good measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes and the Company believes its product mix to be relatively constant quarter over quarter. The greater percentage increase in reported net sales in comparison to the percentage increase in metal pounds sold is a result of the Company’s efforts to increase its selling prices to recover significant raw material cost increases on insulating compounds, steel and wood reels, and higher energy and freight costs. The increase in net sales in this comparison also includes the $14.3 million foreign currency benefit disclosed above which does not impact the metal pounds sold comparison.
The 9% increase in metal-adjusted net sales for the energy segment reflects a 7% increase in net sales in North America and a 14% increase in net sales in the Company’s international operations. The North American net sales improvement reflects increased selling prices to recover significant raw material price increases, a better mix of products sold and a $3.3 million favorable impact from changes in foreign currency exchange rates. The Company expects to continue to experience inflationary pressure on its raw material costs and will continue to increase selling prices to offset the negative effect of rising raw material costs to the extent that it is able. The Company anticipates demand for transmission and distribution cables will accelerate as a result of the recent passage of energy legislation in the United States that is aimed at improving the transmission grid infrastructure and the reliability of power availability. The Company’s international operations benefited from increased demand for distribution cables, increased wind farm projects and a $3.5 million favorable impact from changes in foreign currency exchange rates.
The 5% increase in metal-adjusted net sales in the industrial & specialty segment reflects a 4% increase in the Company’s international operations and a 6% increase in North America. The increase in the net sales of the Company’s international operations reflects strong demand related to its flexible zero-halogen cables in Europe, an area in which the European operation is a leader and a $5.7 million favorable impact from changes in foreign currency exchange rates. The increase in the net sales of the Company’s North American operation is due to an increase in sales of industrial cables and an increase in selling prices in North America to temporarily recover increased raw material costs.
The 15% increase in the communications segment metal-adjusted net sales reflects an increase in all business units within this segment. Metal-adjusted net sales of telephone exchange cable increased as the Company benefited from the consolidation of competitors in 2004, which temporarily offset the decline in sales to the Company’s traditional Regional Bell Operating Company telecommunications customers. Net sales of data communication cables, primarily LAN cables, increased but continues to experience competitive price pressure which constrains the Company’s ability to increase selling prices in this business. Additionally, this segment experienced an increase in sales of electronics products resulting from sustained penetration into targeted niche markets that has been increased by the Company’s purchase of the assets of Draka Comteq in March of 2005 and an increase in sales of wire harness and assembly products.
Selling, General and Administrative Expense
Selling, general and administrative expense increased to $43.3 million in the second quarter of 2005 from $38.1 million in the second quarter of 2004. The increase in SG&A was due in part to changes in foreign currency exchange rates and increased professional fees and internal resources related to Sarbanes-Oxley compliance activities. As a result of these items, reported SG&A was 7.1% of net sales in the second quarter of 2005, up from 6.8% of metal-adjusted net sales in the second quarter of 2004.
Operating Income
The following table sets forth operating income by segment, in millions of dollars.

	Operating Income
	Three Fiscal Months Ended,
	July 1, 2005		June 30, 2004
	Amount	%	Amount	%
Energy	$15.4	49%	$9.9	53%
Industrial & specialty	7.8	25%	6.7	36%
Communications	8.3	26%	2.1	11%

Subtotal excluding corporate charges	31.5	100%	18.7	100%

Corporate charges	(3.5)		(1.6)

Total operating income	$28.0		$17.1

Operating income of $28.0 million for the second quarter of 2005 increased from $17.1 million in the second quarter of 2004. This increase is primarily the result of increased selling prices in all segments to recover rising raw material costs, continued cost savings from the completion of rationalization activities in the industrial and specialty segment, the cost of which was incurred in the prior year and strong performance from the Company’s international operations. These increases were partially offset by increased professional fees and internal resources related to Sarbanes-Oxley compliance activities as well as corporate charges in 2005 related to the rationalization of certain communications cables facilities.
Other Expense
Other expense was zero in the second quarter of 2005 as compared to $0.4 million of expense in the second quarter of 2004. The 2004 expense reflects foreign currency transaction losses which resulted from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated.
Interest Expense
Net interest expense increased to $9.1 million in the second quarter of 2005 from $9.0 million in the second quarter of 2004. The increase in interest expense is the result of higher outstanding borrowings and to a lesser extent higher average interest rates as compared to the second quarter of 2004. Net interest expense in the second quarter of 2005 also includes interest income of $0.5 million related to the repayment of loans to the Company and $0.3 million related to the interest component of the settlement of tax exposures.

Tax Provision
The Company’s effective tax rate for the second quarter of 2005 and 2004 was 37.6% and 32.5%, respectively. The effective tax rate for the second quarter of 2004 was lower primarily due to the utilization of net operating loss carryforwards in foreign tax jurisdictions no longer available in 2005.
Preferred Stock Dividends
The Company accrued and paid $1.5 million in dividends on its preferred stock in the second quarter of 2005 and 2004.
Six Fiscal Months Ended July 1, 2005 Compared with Six Fiscal Months Ended June 30, 2004
The net income applicable to common shareholders was $17.8 million in the first six fiscal months of 2005 compared to net income applicable to common shareholders of $0.3 million in the first six fiscal months of 2004. The net income applicable to common shareholders for the first six fiscal months of 2005 included a $3.0 million dividend on preferred stock, pre-tax corporate charges of $3.5 million related to the rationalization of certain of the Company’s communications cable manufacturing facilities and a pre-tax $0.1 million foreign currency transaction loss. The net income applicable to common shareholders for the first six fiscal months of 2004 included a $3.0 million dividend on preferred stock, pre-tax corporate charges of $4.9 million related to the rationalization of certain of the Company’s industrial cable manufacturing facilities, a pre-tax gain of $0.6 million related to the closure of the Company’s rod mill operation and a pre-tax $0.9 million foreign currency transaction loss.
Net Sales
The following tables set forth metal-adjusted net sales and metal pounds sold by segment, in millions. Net sales for the first half of 2004 have been adjusted to reflect the 2005 copper COMEX average price of $1.50 (a $0.27 increase compared to the prior period) and the aluminum rod average price of $0.91 per pound (a $0.10 increase compared to the prior period). Metal-adjusted net sales, a non-GAAP financial measure, is provided herein in order to eliminate metal price volatility from the comparison of revenues from one period to another. See previous discussion of metal price volatility on page 29.

	Metal-Adjusted Net Sales
	Six Fiscal Months Ended
	July 1, 2005		June 30, 2004
	Amount	%	Amount	%
Energy	$408.9	35%	$373.5	35%
Industrial & specialty	437.9	38%	422.6	39%
Communications	316.0	27%	278.1	26%

Total metal-adjusted net sales	1,162.8	100%	1,074.2	100%

Metal adjustment	—		(78.1)

Total net sales	$1,162.8		$996.1

	Metal Pounds Sold
	Six Fiscal Months Ended
	July 1, 2005		June 30, 2004
	Pounds	%	Pounds	%
Energy	145.8	44%	146.3	43%
Industrial & specialty	118.0	35%	124.5	36%
Communications	70.6	21%	70.6	21%

Total metal pounds sold	334.4	100%	341.4	100%

Net sales increased 17% to $1,162.8 million in the first six fiscal months of 2005 from $996.1 million in the first six fiscal months of 2004. The net sales increase included $26.0 million due to the favorable impact of foreign currency exchange rate changes. After adjusting 2004 net sales to reflect the $0.27 increase in the average monthly COMEX price per pound of copper and the $0.10 increase in the average aluminum rod price per pound in 2005, net sales increased 8% to $1,162.8 million, up from $1,074.2 million in 2004. The increase in metal-adjusted net sales reflects a 9% increase in the energy segment, a 4% increase in the industrial & specialty segment and a 14% increase in the communications segment. Metal pounds sold decreased 2% compared to the first six fiscal months of 2004. Metal pounds sold is provided herein as the Company believes this metric to be a good measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes and the Company believes its product mix to be relatively constant quarter over quarter. The increase in reported net sales despite the decrease in metal pounds sold is a result of the Company’s efforts to increase its selling prices to recover significant raw material cost increases on insulating compounds, steel and wood reels, and higher energy and freight costs. The increase in net sales in this comparison also includes the $26.0 million foreign currency benefit disclosed above which does not impact the metal pounds sold comparison.
The 9% increase in metal-adjusted net sales for the energy segment reflects a 7% increase in net sales in North America and a 16% increase in net sales in the Company’s international operations. The North American net sales improvement reflects increased selling prices to recover significant raw material price increases, a better mix of products sold and a $5.8 million favorable impact from changes in foreign currency exchange rates. The Company expects to continue to experience inflationary pressure on its raw material costs and will continue to increase selling prices to offset the negative effect of rising raw material costs to the extent that it is able. The Company anticipates demand for transmission and distribution cables will accelerate as a result of the recent passage of energy legislation in the United States that is aimed at improving the transmission grid infrastructure and the reliability of power availability. Additionally, as a result of high fuel prices in the United States, there is renewed interest in energy legislation which may over time increase demand for the Company’s products. The Company’s international operations benefited from increased demand for distribution cables, increased wind farm projects and a $6.2 million favorable impact from changes in foreign currency exchange rates.
The 4% increase in metal-adjusted net sales in the industrial & specialty segment reflects a 5% increase in the Company’s international operations and a 2% increase in North America. The increase in the net sales of the Company’s international operations reflects strong demand related to its flexible zero-halogen cables in Europe, an area in which the European operation is a leader and a $11.2 million favorable impact from changes in foreign currency exchange rates. The increase in the net sales of the Company’s North American operation is due to an increase in sales of industrial cables and an increase in selling prices in North America to recover increased raw material costs.
The 14% increase in the communications segment metal-adjusted net sales reflects an increase in all business units within this segment. Metal-adjusted net sales of telephone exchange cable increased as the Company benefited from the consolidation of competitors in 2004, which temporarily offset the decline in sales to the Company’s traditional Regional Bell Operating Company telecommunications customers. Net sales of data communication cables, primarily LAN cables, increased but continues to experience competitive price pressure which constrains the Company’s ability to increase selling prices in this business. Additionally, this segment experienced an increase in sales of electronics products resulting from sustained penetration into targeted niche markets that has been increased by the Company’s purchase of the assets of Draka Comteq in March of 2005 and an increase in sales of wire harness and assembly products.
Selling, General and Administrative Expense
Selling, general and administrative expense increased to $86.5 million in the first six fiscal months of 2005 from $76.8 million in the first six fiscal months of 2004. The increase in SG&A was due in part to changes in foreign currency exchange rates and increased professional fees and internal resources related to Sarbanes-Oxley compliance activities. As a result of these items, reported SG&A was 7.4% of net sales in the first six fiscal months of 2005, up from 7.1% of metal-adjusted net sales in the first six fiscal months of 2004.
Operating Income
The following table sets forth operating income by segment, in millions of dollars.

	Operating Income
	Six Fiscal Months Ended,
	July 1, 2005		June 30, 2004
	Amount	%	Amount	%
Energy	$27.7	50%	$17.4	62%
Industrial & specialty	15.5	28%	9.5	34%
Communications	12.5	22%	1.2	4%

Subtotal excluding corporate charges	55.7	100%	28.1	100%

Corporate charges	(3.5)		(4.3)

Total operating income	$52.2		$23.8

Operating income of $52.2 million for the first six fiscal months of 2005 increased from $23.8 million in the first six fiscal months of 2004. This increase is primarily the result of increased selling prices in all segments to recover rising raw material costs, continued cost savings from the completion of rationalization activities in the industrial and specialty segment, the majority of the cost of which was incurred in the prior year, strong performance from the Company’s international operations, and to a lesser extent the favorable impact of foreign currency exchange rate changes. These increases were partially offset by increased professional fees and internal resources related to Sarbanes-Oxley compliance activities and $0.8 million of costs related to a two week strike at one of the Company’s industrial cable manufacturing facilities.

Other Expense
Other expense of $0.1 million in the first six fiscal months of 2005 and $0.9 million in the first six fiscal months of 2004 reflects foreign currency transaction losses which resulted from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated.
Interest Expense
Net interest expense increased to $19.0 million in the first six fiscal months of 2005 from $18.3 million in the first six fiscal months of 2004. The increase in interest expense is the result of higher outstanding borrowings and to a lesser extent higher average interest rates as compared to the first six fiscal months of 2004. Net interest expense in the six fiscal months ended July 1, 2005 also includes interest income of $0.5 million related to the repayment of loans to the Company and $0.1 million related to the interest component of the settlement of tax exposures.
Tax Provision
The Company’s effective tax rate for the first six fiscal months of 2005 and 2004 was 37.2% and 28.3%, respectively. The effective tax rate for the first six months of 2004 was lower primarily due to the utilization of net operating loss carryforwards in foreign tax jurisdictions no longer available in 2005.
Preferred Stock Dividends
The Company accrued and paid $3.0 million in dividends on its preferred stock in the first six fiscal months of 2005 and 2004.
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
Cash flow provided by operating activities in the first six fiscal months of 2005 was $0.7 million. This reflects an increase in accounts payable, accrued and other liabilities of $62.4 million, a $12.5 million decrease in other assets and net income before depreciation and amortization, foreign currency exchange loss, deferred income taxes and loss on the disposal of property of $44.8 million. The increase in accounts payable, accrued and other liabilities is primarily due to an increase in accounts payable which reflects greater manufacturing activity and increased raw material costs. The decrease in other assets is primarily related to the refund of various taxes during the first six fiscal months of 2005. These cash inflows were partially offset by a $93.4 million increase in accounts receivable and a $25.6 million increase in inventories. The increase in accounts receivable reflects increased sales experienced in the second quarter of 2005 compared to the fourth quarter of 2004 (the Company’s normal seasonal trend) as well as increased selling prices in response to increased raw material costs. Inventory has increased as a result of the Company’s normal seasonal trend to build inventory in anticipation of higher sales during the spring and summer months as well as the need to service demand in its end markets. The following table sets forth net cash flows of operating activities by geographic group for the following periods (in millions):

	Six Fiscal Months Ended
	July 1,	June 30,
	2005	2004
North America	$(11.4)	$(34.7)
International	12.1	23.8

Total	$0.7	$(10.9)

Cash flow used by investing activities was $23.5 million in the first six fiscal months of 2005, principally reflecting the acquisition of the Draka Comteq business for $7.4 million and $15.7 million of capital expenditures. The Company anticipates capital spending to be approximately $40 million in 2005.
Cash flow provided by financing activities in the first six fiscal months of 2005 was $26.9 million. This reflects an increase in borrowings under the Company’s revolving credit facility of $26.7 million, which was due in part to the higher working capital requirements discussed above as a result of seasonal demand in the Company’s end markets as well as the higher cost of the Company’s raw material purchases during the first six fiscal months of 2005. Additionally, the Company had a $2.7 million net increase in other debt and received $0.5 million from the exercise of stock options. These sources of cash were partially offset by the payment of preferred stock dividends of $3.0 million.
The Company’s current senior secured revolving credit facility, as amended, provides for up to $275.0 million in borrowings, including a $50.0 million sublimit for the issuance of commercial and standby letters of credit and a $20.0 million sublimit for swingline loans. Advances under the credit facility are limited to a borrowing base computed using defined advance rates for eligible accounts receivable, inventory, equipment and owned real estate properties. The fixed asset component of the borrowing base is subject to scheduled reductions. At July 1, 2005, the Company had undrawn availability of $134.2 million under the credit facility.
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
During the second quarter of 2005, the Company amended the Amended and Restated Credit Agreement which increased the borrowing limit on the senior secured revolving credit facility from $240 million to $275 million. Additionally, the amendment increased the maximum amount permitted under the facility for investments in joint ventures from $10 million to $25 million.
The Company’s European operations participate in arrangements with several European financial institutions who provide extended accounts payable terms to the Company on an uncommitted basis. In general, the arrangements provide for accounts payable terms of up to 180 days. At July 1, 2005, the arrangements had a maximum availability limit of the equivalent of approximately $135 million, of which approximately $101 million was drawn. Should the availability under these arrangements be reduced or terminated, the Company would be required to negotiate longer payment terms or repay the outstanding obligations with suppliers under this arrangement over 180 days and seek alternative financing arrangements which could increase the Company’s interest expense. The Company also has an approximate $40 million uncommitted facility in Europe, which allows the Company to sell at a discount, with limited recourse, a portion of its accounts receivable to a financial institution. At July 1, 2005, approximately $0.1 million of this accounts receivable facility was drawn.

During the fourth quarter of 2002, as a result of declining returns in the investment portfolio of the Company’s defined benefit pension plan, the Company was required to record a minimum pension liability equal to the underfunded status of its plan. At December 31, 2002, the Company recorded an after-tax charge of $29.2 million to accumulated other comprehensive income in the equity section of its balance sheet. During 2003, the investment portfolio experienced improved performance and as a result, the Company was able to reduce the after tax charge to accumulated other comprehensive income by $7.3 million. During 2004, the after tax charge to accumulated other comprehensive income was increased by $0.2 million. In 2005, pension expense is expected to decrease approximately $0.7 million, excluding curtailment costs, from 2004, principally due to improved investment performance during 2004, and cash contributions are expected to decrease approximately $2.2 million from 2004.
As part of General Cable’s ongoing efforts to reduce total operating costs, the Company continuously evaluates its ability to more efficiently utilize existing manufacturing capacity. Such evaluation includes the costs associated with and benefits to be derived from the combination of existing manufacturing assets into fewer plant locations and the possible outsourcing of certain manufacturing processes. During 2004, the Company completed the closure of certain of its manufacturing plants which had resulted in a $7.6 million charge in the fourth quarter of 2003 (of which approximately $1.3 million were cash payments) and a $4.9 million charge in the first six fiscal months ended June 30, 2004 (of which approximately $2.4 million were cash payments). During June 2005, the Company announced its intentions to close certain of its communications cable manufacturing plants which resulted in a $3.5 million charge in the first six fiscal months of 2005. Anticipated total charges for these intended closures are expected to be approximately $28.1 million (of which $12.2 million is estimated to be cash) and are expected to mostly occur in 2005.
Summarized information about the Company’s contractual obligations and commercial commitments as of July 1, 2005 is as follows (in millions of dollars):

	Payments Due by Period
		Less than	1 - 3	4 - 5	After 5
Contractual obligations:	Total	1 Year	Years	Years	Years

Long-term debt	$404.0	$3.6	$0.6	$105.7	$294.1
Interest payments on Senior Notes	149.0	27.1	54.2	54.2	13.5
Preferred Stock dividend payments	50.8	6.0	12.0	12.0	20.8
Operating leases	38.9	6.9	10.9	7.6	13.5
Commodity futures and forward pricing agreements	127.7	127.7	—	—	—
Foreign currency contracts	31.3	31.3	—	—	—

Total	$801.7	$202.6	$77.7	$179.5	$341.9

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
The notional amounts and fair values of these financial instruments at July 1, 2005 and December 31, 2004 are shown below (in millions). The carrying amount of the financial instruments was a net asset of $4.1 million at July 1, 2005 and $2.2 million at December 31, 2004.

	July 1, 2005		December 31, 2004
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Interest rate swap	$9.0	$(0.6)	$9.0	$(0.7)
Foreign currency forward exchange	31.3	(0.4)	33.6	(0.6)
Commodity futures	45.5	5.1	48.8	3.5

		$4.1		$2.2

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
Changes in Internal Control Over Financial Reporting
Management, with oversight from the Audit Committee, has been aggressively addressing the material weaknesses disclosed in its amended Form 10-K and is committed to effectively remediating known weaknesses as expeditiously as possible. To address the identified material weaknesses, the Company has begun implementing remediation plans, including the following:
•	The Company has added personnel with technical accounting expertise;

•	The Company has initiated and performed a substantial amount of work on formalizing, implementing and enforcing new and updated policies and procedures in several material areas of accounting;

•	The Company has proposed and is implementing increased levels of review of complex and judgmental accounting issues with a greater focus on evidentiary support for controls processes;

•	The Company has realigned job responsibilities and restricted information system access, as well as adding other mitigating controls such as exception reports, to eliminate segregation of duties issues;

•	The Company has implemented enhanced shipment reporting and accounting procedures to ensure proper accounting cut-off;

•	The Company has formalized and enhanced its monitoring of where title passes in all purchase transactions;

•	The Company has implemented additional controls over accruing for non-purchase order based transactions;

•	The Company has improved the interim and annual review and reconciliation process for certain key account balances;

•	The Company has refined procedures over accounting for fixed assets;

•	And the Company has implemented additional controls over the accounting for finished goods on consignment at customer locations.
Management has concluded that there have been changes made in the Company’s internal controls over financial reporting in connection with its second quarter evaluation that would materially affect, or are reasonably likely to materially affect, its internal control over financial reporting. Management further believes that the changes described above will serve to strengthen the Company’s internal control over financial reporting. However, control weaknesses will not be considered remediated until new internal controls over financial reporting are implemented and operational for a period of time and are tested, and management and its independent registered public accounting firm conclude that these controls are operating effectively.
PART II. Other Information
Item 4. Results of Votes of Security Holders
General Cable’s Annual Meeting of Shareholders was held on May 10, 2005. Proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934 and each of the following matters was voted upon and approved by the shareholders as indicated below. Of the 39,408,419 shares outstanding 1,472,233 were not voted.
     a) Election of Directors:

	For	Against
Gregory B. Kenny	36,944,835	991,351
Robert L. Smialek	36,850,652	1,085,534
The following Directors are continuing in office after the date of the Annual Meeting: Craig P. Omtvedt, John E. Welsh, III, and Gregory E. Lawton.
b)	Ratification of appointment of Deloitte & Touche LLP to audit the 2005 consolidated financial statements of General Cable. Votes for — 37,846,660; votes against — 85,643; and abstentions — 3,882.

c)	Ratification of the 2005 Stock Incentive Plan (see Note 10 to the condensed consolidated financial statements). Votes for — 30,125,539; votes against — 2,638,938; and abstentions — 9,432.

Item 6. Exhibits
     a) Exhibits
10.70	First Amendment dated June 13, 2005 to the Amended and Restated Credit Agreement between the Company, Merrill Lynch Capital as Collateral and Syndication Agent, UBS AG as Administrative Agent and the lenders signatory thereto.

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) or 15d — 14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a) or 15d — 14(a)

32.1	Certification pursuant to 18 U.S.C. Section 1350

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Cable Corporation
Signed: August 8, 2005	By:	/s/ CHRISTOPHER F. VIRGULAK
Christopher F. Virgulak
Executive Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)