Form 10-Q
period 2005-09-30
GENERAL CABLE CORP /DE/
filed 2005-11-07
CIK 886035

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2005
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
Yes ☑      No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding at November 1, 2005

Common Stock, $0.01 par value	39,717,788

GENERAL CABLE CORPORATION
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

		PAGE
PART I	Financial Information

Item 1.	Condensed Consolidated Financial Statements
	Statements of Operations —
	For the three fiscal months and nine fiscal months ended
	September 30, 2005 and October 1, 2004	3

	Balance Sheets —
	September 30, 2005 and December 31, 2004	4

	Statements of Cash Flows —
	For the nine fiscal months ended September 30, 2005 and October 1, 2004	5

	Statements of Changes in Shareholders’ Equity —
	For the nine fiscal months ended September 30, 2005 and October 1, 2004	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	45

Item 4.	Controls and Procedures	45

PART II	Other Information

Item 6.	Exhibits	47

Signature		48
Exhibit 12.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	SEP. 30,	OCT. 1,	SEP. 30,	OCT. 1,
	2005	2004	2005	2004
Net sales	$600.5	$489.3	$1,763.3	$1,485.4

Cost of sales	540.6	430.5	1,564.7	1,326.0

Gross profit	59.9	58.8	198.6	159.4

Selling, general and administrative expenses	42.6	39.1	129.1	115.9

Operating income	17.3	19.7	69.5	43.5

Other income (expense)	0.1	—	—	(0.9)

Interest income (expense):
Interest expense	(10.4)	(9.1)	(31.3)	(27.6)
Interest income	0.5	0.1	2.4	0.3

	(9.9)	(9.0)	(28.9)	(27.3)

Income before income taxes	7.5	10.7	40.6	15.3
Income tax provision	(3.3)	(3.3)	(15.6)	(4.6)

Net income	4.2	7.4	25.0	10.7

Less: preferred stock dividends	(1.5)	(1.5)	(4.5)	(4.5)

Net income applicable to common shareholders	$2.7	$5.9	$20.5	$6.2

Earnings per share

Earnings per common share	$0.07	$0.15	$0.52	$0.16

Weighted average common shares	39.6	39.3	39.5	39.2

Earnings per common share-assuming dilution	$0.07	$0.15	$0.49	$0.16

Weighted average common shares-assuming dilution	40.9	40.0	50.9	39.9

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share data)

	SEP. 30,	DEC. 31,
	2005	2004
	(unaudited)
Assets
Current Assets:
Cash	$51.3	$36.4
Receivables, net of allowances of $16.6 million at September 30, 2005 and $16.0 million at December 31, 2004	419.0	350.9
Inventories	317.4	315.5
Deferred income taxes	22.8	23.0
Prepaid expenses and other	31.5	38.8

Total current assets	842.0	764.6

Property, plant and equipment, net	328.1	356.0
Deferred income taxes	63.9	65.7
Other non-current assets	32.9	34.5

Total assets	$1,266.9	$1,220.8

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$398.1	$357.4
Accrued liabilities	141.5	108.1
Current portion of long-term debt	1.9	1.1

Total current liabilities	541.5	466.6

Long-term debt	350.4	373.8
Deferred income taxes	12.2	15.3
Other liabilities	57.7	63.7

Total liabilities	961.8	919.4

Shareholders’ Equity:
Redeemable convertible preferred stock, at redemption value (liquidation preference of $50.00 per share):
September 30, 2005 – 2,069,907 shares
December 31, 2004 – 2,070,000 shares	103.5	103.5
Common stock, $0.01 par value, issued and outstanding shares:
September 30, 2005 – 39,740,591 (net of 4,968,755 treasury shares)
December 31, 2004 – 39,335,754 (net of 4,885,823 treasury shares)	0.4	0.4
Additional paid-in capital	148.5	144.1
Treasury stock	(52.2)	(51.0)
Retained earnings	107.4	86.4
Accumulated other comprehensive income	3.1	22.4
Other shareholders’ equity	(5.6)	(4.4)

Total shareholders’ equity	305.1	301.4

Total liabilities and shareholders’ equity	$1,266.9	$1,220.8

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in millions, unaudited)

	Nine Fiscal Months Ended
	SEP. 30,	OCT. 1,
	2005	2004
Cash flows of operating activities:
Net income	$25.0	$10.7
Adjustments to reconcile net income to net cash flows of operating activities:
Depreciation and amortization	43.6	27.3
Foreign currency exchange loss	—	0.9
Deferred income taxes	(2.2)	(9.7)
(Gain) loss on disposal of property	0.9	(0.6)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Increase in receivables	(89.2)	(94.1)
Increase in inventories	(9.8)	(12.6)
(Increase) decrease in other assets	13.1	(0.9)
Increase in accounts payable, accrued and other liabilities	93.5	99.7

Net cash flows of operating activities	74.9	20.7

Cash flows of investing activities:
Capital expenditures	(25.7)	(24.1)
Proceeds from properties sold	1.9	2.4
Acquisitions, net of cash acquired	(7.4)	—
Other, net	2.0	(2.5)

Net cash flows of investing activities	(29.2)	(24.2)

Cash flows of financing activities:
Preferred stock dividends paid	(4.5)	(4.5)
Repayment of loans from shareholders	—	0.4
Net change in revolving credit borrowings	(23.2)	13.8
Proceeds (repayment) of other debt	0.9	(1.9)
Proceeds from exercise of stock options	1.6	0.2

Net cash flows of financing activities	(25.2)	8.0

Effect of exchange rate changes on cash	(5.6)	2.1

Increase in cash	14.9	6.6
Cash – beginning of period	36.4	25.1

Cash – end of period	$51.3	$31.7

Supplemental Information
Cash paid during the period for:
Income tax payments, net of refunds	$3.8	$5.1

Interest paid	$21.7	$20.9

Non-cash investing and financing activities:
Issuance of restricted stock	$3.6	$2.9

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(dollars in millions, share amounts in thousands)
(unaudited)

								Accumulated
					Add’l			Other	Other
	Preferred Stock		Common Stock		Paid in	Treasury	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Income/ (Loss)	Equity	Total
Balance, December 31, 2003	2,070	$103.5	38,909	$0.4	$140.8	$(50.4)	$54.5	$(5.5)	$(3.2)	$240.1

Comprehensive income:
Net income							10.7			10.7
Foreign currency translation adjustment								(1.0)		(1.0)
Unrealized investment gain								0.5		0.5
Gain on change in fair value of financial instruments, net of $1.7 tax expense								3.5		3.5

Comprehensive income										13.7
Preferred stock dividend							(4.5)			(4.5)
Issuance of restricted stock			341		2.9				(2.9)	—
Exercise of stock options			31		0.2					0.2
Repayment of loans from shareholders			(58)		(0.6)	(0.6)			1.1	(0.1)
Amortization of restricted stock									0.4	0.4
Other	—	—	23	—	—	—	—	—	—	—

Balance, October 1, 2004	2,070	$103.5	39,246	$0.4	$143.3	$(51.0)	$60.7	$(2.5)	$(4.6)	$249.8

Balance, December 31, 2004	2,070	$103.5	39,336	$0.4	$144.1	$(51.0)	$86.4	$22.4	$(4.4)	$301.4

Comprehensive income:
Net income							25.0			25.0
Foreign currency translation adjustment								(22.5)		(22.5)
Unrealized investment gain								0.6		0.6
Gain on change in fair value of financial instruments, net of $1.7 tax expense								2.6		2.6

Comprehensive income										5.7
Preferred stock dividend							(4.5)			(4.5)
Issuance of restricted stock			294		3.6				(3.6)	—
Exercise of stock options			169		1.6					1.6
Repayment of loans from shareholders			(83)		(1.2)	(1.2)			1.6	(0.8)
Amortization of restricted stock									0.9	0.9
Other	—	—	25	—	0.4	—	0.5	—	(0.1)	0.8

Balance, September 30, 2005	2,070	$103.5	39,741	$0.4	$148.5	$(52.2)	$107.4	$3.1	$(5.6)	$305.1

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
1. General
General Cable Corporation and Subsidiaries (General Cable) is a leading global developer and manufacturer in the wire and cable industry. The Company sells copper, aluminum and fiber optic wire and cable products worldwide. The Company’s operations are divided into three main segments: energy, industrial & specialty and communications. As of September 30, 2005, General Cable operated 25 manufacturing facilities in nine countries and two regional distribution centers in North America in addition to the corporate headquarters in Highland Heights, Kentucky.
2. Summary of Accounting Policies
Principles of Consolidation
The condensed consolidated financial statements include the accounts of General Cable Corporation and its wholly-owned subsidiaries. Investments in 50% or less owned joint ventures are accounted for under the equity method of accounting. The Company adopted FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” which resulted in the consolidation of its fiber optic joint venture in the first quarter of 2004. In the fourth quarter of 2004, the Company unwound the joint venture and as of December 31, 2004, owned 100% of the business. All intercompany transactions and balances among the consolidated companies have been eliminated.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of General Cable Corporation and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three fiscal months and nine fiscal months ended September 30, 2005, are not necessarily indicative of results that may be expected for the full year. The December 31, 2004, consolidated balance sheet amounts are derived from the audited financial statements but do not include all disclosures herein required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable’s 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2005.
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
Inventories
General Cable values all its North American inventories and all of its non-North American metal inventories using the last-in first-out (LIFO) method and all remaining inventories using the first-in first-out (FIFO) method. Inventories are stated at the lower of cost or market value. The Company determines whether a lower of cost or market provision is required on a quarterly basis by computing whether inventory on hand, on a LIFO basis, can be sold at a profit based upon current selling prices less variable selling costs. No provision was required in the first nine fiscal months of 2005 or 2004. In the event that a provision is required in some future period, the Company will determine the amount of the provision by writing down the value of the inventory to the level where its sales, using current selling prices less variable selling costs, will result in a profit.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Costs assigned to property, plant and equipment relating to acquisitions are based on estimated fair values at that date. Depreciation is provided using the straight-line method over the estimated useful lives of the assets: new buildings, from 15 to 50 years; and machinery, equipment and office furnishings, from 3 to 15 years. Leasehold improvements are depreciated over the life of the lease unless acquired in a business combination, in which case the leasehold improvements are amortized over the shorter of the useful life of the assets or a term that includes the reasonably assured life of the lease. The Company’s manufacturing facilities perform major maintenance activities during planned shutdown periods which traditionally occur in July and December. The costs related to these activities are accrued for evenly throughout the year.
Capital leases included within property, plant and equipment on the balance sheet were $0.5 million at September 30, 2005 and were not significant at December 31, 2004. Accumulated depreciation on capital leases was $0.4 million at September 30, 2005 and was not significant at December 31, 2004.
The Company periodically evaluates the recoverability of the carrying amount of long-lived assets (including property, plant and equipment and intangible assets with determinable lives) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates events or changes in circumstances based mostly on actual historical operating results, but business plans, forecasts, general and industry trends, and anticipated cash flows are also considered. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings. The Company also continually evaluates the estimated useful lives of all long-lived assets and, when warranted, revises such estimates based on current events. Impairment charges, including accelerated depreciation related to plant rationalizations (see Note 6), in the three and nine fiscal months ended September 30, 2005 were $11.7 million and $14.7 million, respectively, and were $0.6 million and $3.2 million for the three and nine fiscal months ended October 1, 2004, respectively. These charges were included in depreciation and amortization in the Condensed Consolidated Statements of Cash Flows.
Goodwill and Intangible Assets
Goodwill and intangible assets with indefinite useful lives are not amortized, but are reviewed at least annually for impairment. The Company recorded intangible assets of $0.8 million during the first quarter of 2005 for $0.4 million in trade names and $0.4 million in customer lists related to the acquisition of Draka Comteq’s business in North America which are included in other non-current assets in the September 30, 2005 consolidated balance sheet. Accumulated amortization on the customer lists, deemed to have a 10-year estimated useful life using the straight-line method, and assuming no residual value, was not

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
significant for the nine fiscal months ended September 30, 2005. The trade names were deemed to have an indefinite useful life and were not amortized. See further discussion on the acquisition in Note 3.
The estimated amortization expense on intangible assets for the next five years beginning January 1, 2005 and ending December 31, 2009 is not significant during any one-year period. The total estimated amortization expense for the five-year period is $0.2 million.
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
Deferred Income Tax Valuation Allowance
General Cable records a valuation allowance to reduce deferred tax assets to the amount that it believes is more likely than not to be realized. The valuation of the deferred tax asset is dependent on, among other things, the ability of the Company to generate a sufficient level of future taxable income. In estimating future taxable income, the Company has considered both positive and negative evidence, such as historical and forecasted results of operations, including the losses realized in recent periods, and has considered the implementation of prudent and feasible tax planning strategies. At September 30, 2005, the Company had recorded a net deferred tax asset of $74.2 million ($22.5 million current and $51.7 million long term). Approximately $20 million of this deferred tax asset must be utilized prior to its expiration in the period 2007-2009. The remainder of the asset may be used for at least 15 years. This finite life has also been considered by the Company in the valuation of the asset. The Company has and will continue to review on a quarterly basis its assumptions and tax planning strategies and, if the amount of the estimated realizable net deferred tax asset is less than the amount currently on the balance sheet, the Company would reduce its deferred tax asset, recognizing a non-cash charge against reported earnings.
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
Stock-Based Compensation
SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. General Cable has chosen to continue to account

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and has adopted only the disclosure requirements of SFAS No. 123 until the Company adopts SFAS No. 123(R), “Share-Based Payment” (See “New Standards”). Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. No compensation cost for stock options is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in millions, except per share data).

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	SEP. 30,	OCT. 1,	SEP. 30,	OCT. 1,
	2005	2004	2005	2004
Net income as reported	$4.2	$7.4	$25.0	$10.7
Less: preferred stock dividends	(1.5)	(1.5)	(4.5)	(4.5)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.2)	(0.5)	(0.6)	(1.6)

Pro forma net income for basic EPS computation	$2.5	$5.4	$19.9	$4.6

Net income as reported	$4.2	$7.4	$25.0	$10.7
Less: preferred stock dividends	(1.5)	(1.5)	N/A	(4.5)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.2)	(0.5)	(0.6)	(1.6)

Pro forma net income for diluted EPS computation	$2.5	$5.4	$24.4	$4.6

Earnings per share:
Basic – as reported	$0.07	$0.15	$0.52	$0.16
Basic – pro forma	$0.06	$0.14	$0.50	$0.12
Diluted – as reported	$0.07	$0.15	$0.49	$0.16
Diluted – pro forma	$0.06	$0.14	$0.48	$0.12
These proforma amounts may not be representative of future disclosures because the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. In determining the proforma amounts above, the fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	SEP. 30,	OCT. 1,
	2005	2004
Risk-free interest rate	3.7%	3.8%
Expected dividend yield	N/A	N/A
Expected option life	5.5 years	6.5 years
Expected stock price volatility	45.3%	40.4%
Weighted average fair value of options granted	$5.56	$4.09
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
Notes to Condensed Consolidated Financial Statements — (Continued)
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
In December 2004, SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29” was issued. This statement amends APB Opinion No. 29 by eliminating the exception to the fair-value principle for exchanges of similar productive assets, and replaces it with a general exception for nonmonetary asset exchanges that have no commercial substance. The statement also eliminates APB No. 29’s concept of the culmination of an earnings process. SFAS No. 153 is effective for nonmonetary transactions occurring in fiscal periods beginning after June 15, 2005. The impact of SFAS No. 153 will depend on the nature and extent of any nonmonetary asset exchanges, had no material impact in the third quarter of 2005, and management does not currently expect SFAS No. 153 to have a material impact on the Company’s future consolidated financial position, results of operations and cash flows.
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
In June 2005, FASB Staff Position No. FAS 143-1, “Accounting for Electronic Equipment Waste Obligations” was issued. The guidance in this FSP relates to accounting for obligations associated with the European Union’s Directive 2002/96/EC on Waste Electrical and Electronic Equipment. The Directive requires EU-member countries to adopt legislation to regulate the collection, treatment, recovery, and disposal of electrical and electronic waste equipment. Under this Directive, a commercial user should apply FASB No. 143, “Accounting for Asset Retirement Obligations,” for all old waste (prior to August 13, 2005) that falls under the Directive by setting up an asset retirement obligation liability for the costs associated with the waste. FSP FAS 143-1 became effective for historical waste covered by the Directive as of the first reporting period ending after June 8,

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
2005. The adoption of FSP FAS 143-1 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.
In July 2005, the FASB issued an exposure draft, “Accounting for Uncertain Tax Positions: an Interpretation of FASB Statement 109.” This proposed Interpretation clarifies accounting for uncertain tax positions in accordance with SFAS No. 109. Specifically, the Interpretation requires recognition of a Company’s best estimate of the impact of a tax position only if that position is probable of being sustained by an audit based only on the technical merits of the position. Tax positions failing the probable recognition threshold would result in adjustments in recorded deferred tax assets or liabilities and changes in income tax payables or receivables. This Interpretation, as originally drafted, would become effective for the first fiscal year ending after December 15, 2005. However, the FASB currently does not expect to issue a final Interpretation until the first quarter of 2006, so the effective date will be modified. The Company is currently evaluating the impact of adopting this proposed Interpretation on its consolidated financial position, results of operations and cash flows.
In September 2005, the FASB issued an exposure draft, “Earnings per Share – an amendment of FASB Statement No. 128.” This proposed statement seeks to clarify guidance for mandatorily convertible instruments, the treasury stock method, contracts that may be settled in cash or shares, and contingently issuable shares. The proposed statement would amend the computational guidance for calculating the number of incremental shares included in diluted shares when applying the treasury stock method, would further amend the treasury stock method to treat as assumed proceeds the carrying amount of an extinguished liability upon issuance of shares, would eliminate the provision of Statement 128 that allows an entity not to assume share settlement in contracts that may be settled in either cash or shares, would define a mandatorily convertible instrument and its effects on basic EPS, and would eliminate the weighted-average computation for calculating contingently issuable shares. This statement, if approved, would become effective for interim and annual periods ending after June 15, 2006. The Company is currently evaluating the impact of adopting this proposed statement on its consolidated financial position, results of operations and cash flows.
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
4. Other Income (Expense)
Other expense includes foreign currency transaction gains or losses which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated. The Company recorded a $0.1 million gain during the three fiscal months ended September 30, 2005 and an insignificant amount during the nine fiscal months ended September 30, 2005 resulting from foreign currency transaction gains. The Company recorded an insignificant amount during the three fiscal months ended October 1, 2004 and a $0.9 million loss during the nine fiscal months ended October 1, 2004 resulting from foreign currency transaction losses.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
5. Inventories
Inventories consisted of the following (in millions):

	SEP. 30,	DEC. 31,
	2005	2004
Raw materials	$34.1	$33.2
Work in process	49.0	42.7
Finished goods	234.3	239.6

Total	$317.4	$315.5

At September 30, 2005 and December 31, 2004, $254.9 million and $266.8 million, respectively, of inventories were valued using the LIFO method. Approximate replacement costs of inventories valued using the LIFO method totaled $322.5 million at September 30, 2005 and $310.1 million at December 31, 2004.
If in some future period, the Company was not able to recover the LIFO value of its inventory at a profit when replacement costs were lower than the LIFO value of the inventory, the Company would be required to take a charge to recognize in its income statement all or a portion of the higher LIFO value of the inventory. During the three fiscal months ended September 30, 2005, the Company reduced its copper inventory quantities in North America, which is not expected to be replaced by year end, resulting in a $2.4 million LIFO gain since LIFO inventory quantities were reduced in a period when replacement costs were higher than the LIFO value of the inventory.
6. Restructuring Charges
Changes in accrued restructuring costs were as follows (in millions):

	Severance and	Fixed Asset
	Related Costs	Writedowns	Other	Total
Balance, December 31, 2004	$0.5	$—	$1.2	$1.7
Provisions, net	3.6	14.7	0.8	19.1
Utilization	(1.5)	(14.7)	(1.4)	(17.6)

Balance, September 30, 2005	$2.6	$—	$0.6	$3.2

On June 15, 2005, the Company announced its intentions to close two plants in its communications cables business located in Bonham, Texas, and Dayville, Connecticut. The Company determined that the efficient utilization of its communications manufacturing assets would be enhanced by closure of the Bonham facility, which employed approximately 170 associates at the announcement date and was comprised of more than 360,000 square feet of space, and relocation of production of the Dayville facility, which employed approximately 30 associates at the announcement date and was comprised of more than 87,000 square feet of space, to the Company’s newly acquired plant in Franklin, Massachusetts. The closure and relocation of these facilities is expected to be completed by December 31, 2005. As of September 30, 2005, production had ceased at both locations, but distribution activities were still occurring at the Bonham facility.
The total cost of the contemplated closures, which is estimated to be approximately $26.5 million, includes approximately $4.6 million for severance costs, $14.9 million for fixed asset writedowns at the two facilities, and $7.0 million for other costs related to the closures. Costs for the three and nine fiscal months ended September 30, 2005 related to these closures are $3.1 million and $3.6 million, respectively, for severance and related costs, $11.7 million and $14.7 million, respectively, for fixed asset writedowns, which are included in depreciation and amortization in the Condensed Consolidated Statements of Cash Flows, and $0.8 million and $0.8 million, respectively, for other costs. Other costs include a $(0.5) million gain from the sale of a previously closed manufacturing plant. The costs associated with this project, including the $(0.5) million gain, of $15.6 million and $19.1 million were recorded in cost of sales in the corporate segment for the three and nine fiscal months ended September 30, 2005.
The December 31, 2004 balance represents previously accrued costs related to the Company’s discontinued operations and the closure of certain industrial cable manufacturing facilities in prior years. The utilization of these provisions in the first nine fiscal months of 2005 was $0.5 million of severance and related costs and $0.6 million of other costs.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
7. Long-Term Debt
Long-term debt consisted of the following (in millions):

	SEP. 30,	DEC. 31,
	2005	2004
Senior notes due 2010	$285.0	$285.0
Revolving loans	55.4	78.6
Capital leases	0.2	—
Other	11.7	11.3

Total debt	352.3	374.9
Less current maturities	1.9	1.1

Long-term debt	$350.4	$373.8

Weighted average interest rates on the above outstanding balances were as follows:

Senior notes due 2010	9.5%	9.5%
Revolving loans	5.9%	4.9%
Capital leases	6.0%	—
Other	4.1%	3.9%
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
The senior unsecured notes (the “Notes”) were issued in the amount of $285.0 million; bear interest at a fixed rate of 9.5% and mature in 2010. The estimated fair value of the Notes was approximately $300.0 million at September 30, 2005.
The senior secured revolving credit facility, as amended, is a five year $275.0 million asset based revolving credit agreement (the “Credit Agreement”). The Credit Agreement is secured by substantially all U.S. and Canadian assets. Borrowing availability is based on eligible U.S. and Canadian accounts receivable and inventory and certain U.S. fixed assets. As of September 30, 2005, the Company had outstanding borrowings of $55.4 million and availability of approximately $184.2 million under the terms of the Credit Agreement. Availability of borrowings under the fixed asset component of the facility is reduced quarterly over a seven-year period by $5.7 million per annum. This may result in a reduction in the overall availability depending upon the calculation of eligible accounts receivable and inventory. The facility also includes a sub-facility for letters of credit of up to $50.0 million. The Company had outstanding letters of credit of $34.4 million at September 30, 2005.
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
Borrowings under the Credit Agreement, as amended, bear interest at a rate of LIBOR plus 2.00% to 2.50% and/or prime plus 0.75% to 1.25% depending upon the Company’s fixed charge coverage, as defined by the Credit Agreement. The weighted average interest rate on borrowings outstanding under the Credit Agreement during the first nine fiscal months of 2005 was 5.08%. Under the Credit Agreement, the Company pays a commitment fee of 0.50% per annum on the unused portion of the commitment. In connection with the November 2003 refinancing and related subsequent amendments to the Credit Agreement, the Company incurred fees and expenses aggregating $8.0 million, which are being amortized over the term of the Credit Agreement.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
The Credit Agreement, as amended, contains covenants that limit capital spending, the payment of dividends to holders of common stock and require a minimum fixed charge coverage ratio, as defined. At September 30, 2005, the Company was in compliance with all covenants under the Credit Agreement.
During 2005, one of the Company’s international operations contracted with a bank to transfer certain financial assets (receivables) that it was owed from one customer to the bank in exchange for payments of approximately $1 million. As the transferor, the Company surrendered control over the financial assets included in the transfer and has no further rights regarding the transferred assets. The transfer was treated as a sale and the approximate $1 million received was accounted for as proceeds from the sale. All assets sold were derecognized from the Company’s balance sheet upon completion of the transfer, and no further obligations exist under this agreement.
Maturities of capital lease obligations are not significant during any one-year period. The total capital lease obligations for the next five-year period is $0.2 million.
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
During 2001, the Company entered into several interest rate swaps which effectively fixed interest rates for borrowings under the former credit facility and other debt. At September 30, 2005, the remaining outstanding interest rate swap had a notional value of $9.0 million, an interest rate of 4.49% and matures in October 2011. The Company does not provide or receive any collateral specifically for this contract. The fair value of interest rate derivatives are based on quoted market prices and third party provided calculations, which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments. At September 30, 2005 and December 31, 2004, the net unrealized loss on the interest rate derivative and the related carrying value was $0.5 million and $0.7 million, respectively.
The Company enters into forward exchange contracts principally to hedge the currency fluctuations in certain transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. Principal transactions hedged during the year were firm sales and purchase commitments. The fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At September 30, 2005 and December 31, 2004, the net unrealized loss on the net foreign currency contracts was $0.1 million and $0.6 million, respectively.
Outside of North America, General Cable enters into commodity futures contracts for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. At September 30, 2005 and December 31, 2004, General Cable had an unrealized gain of $7.3 million and $3.5 million, respectively, on the commodity futures.
Unrealized gains and losses on the derivative financial instruments discussed above are recorded in other comprehensive income until the underlying transaction occurs and is recorded in the income statement at which point such amounts included in other comprehensive income are recognized in income which generally will occur over periods less than one year. During the three and nine fiscal months ended September 30, 2005, a $1.0 million gain and a $2.2 million gain, respectively, were reclassified from other comprehensive income to the income statement. During the three and nine fiscal months ended October 1, 2004, a $0.2 million loss and a $1.3 million loss, respectively, were reclassified from other comprehensive income to the income statement.
In North America, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. At September 30, 2005 and December 31, 2004, General Cable had an unrealized gain of $7.8 million and $7.2 million, respectively, related to these transactions. General Cable expects to offset the unrealized gains under these agreements as a result of firm sale price commitments with customers.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
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
The components of net periodic benefit cost for pension and other post-retirement benefits were as follows (in millions):

	Three Fiscal Months Ended				Nine Fiscal Months Ended
	SEP. 30, 2005		OCT. 1, 2004		SEP. 30, 2005		OCT. 1, 2004
	Pension	Other	Pension	Other	Pension	Other	Pension	Other
Service cost	$0.5	$0.1	$0.5	$0.1	$1.7	$0.1	$1.6	$0.2
Interest cost	2.5	0.1	2.2	0.1	7.4	0.4	6.6	0.4
Expected return on plan assets	(2.7)	—	(2.3)	—	(8.0)	—	(6.8)	—
Net amortization and deferral	0.8	—	0.9	—	2.6	—	2.7	—
Curtailment (gain) loss	—	—	—	—	0.7	(0.2)	—	—

Total defined benefit plans expense	1.1	0.2	1.3	0.2	4.4	0.3	4.1	0.6
Total defined contribution plans expense	1.8	—	1.5	—	5.1	—	4.5	—

Total	$2.9	$0.2	$2.8	$0.2	$9.5	$0.3	$8.6	$0.6

Defined benefit plan cash contributions for the three and nine fiscal months ended September 30, 2005 were $7.8 million and $9.8 million, respectively. Defined benefit plan cash contributions for the three and nine fiscal months ended October 1, 2004 were $10.0 million and $12.0 million, respectively.
10. Shareholders’ Equity
General Cable is authorized to issue 75 million shares of common stock and 25 million shares of preferred stock.
In the fourth quarter of 2003, the Company completed a comprehensive refinancing of its bank debt. The refinancing included the private placement of 2,070,000 shares of redeemable convertible preferred stock and a public offering of 5,807,500 shares of common stock. As of September 30, 2005, 2,069,907 shares of redeemable convertible preferred stock remained outstanding.
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
On May 10, 2005, the General Cable Corporation 2005 Stock Incentive Plan (“2005 Plan”) was approved and replaced the two previous equity compensation plans, the 1997 Stock Incentive Plan and the 2000 Stock Option Plan. The Compensation

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Committee of the Board of Directors will no longer grant any awards under the previous plans but will continue to administer awards which were previously granted under the 1997 and 2000 plans. The 2005 Plan authorized a maximum of 1,800,000 shares to be granted.
The 2005 Stock Incentive Plan authorizes the following types of awards to be granted: (i) Stock Options (both Incentive Stock Options and Nonqualified Stock Options); (ii) Stock Appreciation Rights; (iii) Stock Awards; (iv) Performance Awards; and (v) Stock Units, as more fully described in the 2005 Plan. Each award is subject to such terms and conditions consistent with the Plan as determined by the Compensation Committee and as set forth in an award agreement. As of September 30, 2005, only 11,570 shares of restricted common stock had been issued under this Plan.
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
Amortization of all outstanding restricted stock awards in the first nine fiscal months of 2005 and 2004 was $0.9 million and $0.4 million, respectively.
In November 1998, General Cable entered into a Stock Loan Incentive Plan (SLIP) with executive officers and key employees. Under the SLIP, the Company loaned $6.0 million to facilitate open market purchases of General Cable common stock. A matching restricted stock unit (MRSU) was issued for each share of stock purchased under the SLIP. The fair value of the MRSUs at the grant date of $6.0 million, adjusted for subsequent forfeitures, was amortized to expense over the initial five-year vesting period. In June 2003, all executive officers repaid their loans plus interest that were originally made under the SLIP in the amount of $1.8 million. The Company accepted, as partial payment for the loans, common stock owned by the executive officers and restricted stock units previously awarded to them under the SLIP. In July 2003, the Company approved an extension of the loan maturity for the remaining participants in the SLIP for an additional three years to November 2006,

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
subject in the extension period to a rate of interest of 5.0%. As part of the loan extension the vesting schedule on the MRSUs was also extended so that the MRSUs vest in November 2006. During the third quarter of 2004, certain employees repaid their loans plus interest that were originally made under the SLIP in the amount of $1.4 million. The Company accepted, as partial payment for the loans, common stock owned by the employees and restricted stock units previously awarded to them under the SLIP. During the second quarter of 2005, the remaining participants in the SLIP repaid their loans plus interest that were originally made under the SLIP in the amount of $2.2 million. The Company accepted, as partial payment for the loans, common stock owned by the employees and restricted stock units previously awarded to them under the SLIP. Approximately $0.2 million of the loans were forgiven. There are no MRSUs outstanding as of September 30, 2005.
The components of accumulated other comprehensive income (loss) consisted of the following (in millions):

	SEP. 30,	DEC. 31,
	2005	2004
Foreign currency translation adjustment	$19.0	$41.5
Pension adjustments, net of tax	(23.5)	(23.5)
Change in fair value of derivatives, net of tax	4.5	1.9
Unrealized investment gains	3.1	2.5

Total	$3.1	$22.4

Other shareholders’ equity consisted of the following (in millions):

	SEP. 30,	DEC. 31,
	2005	2004
Loans to shareholders	$—	$(1.6)
Restricted stock	(5.6)	(2.8)

Total	$(5.6)	$(4.4)

11. Earnings Per Common Share
A reconciliation of the numerator and denominator of earnings per common share to earnings per common share — assuming dilution is as follows (in millions):

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	SEP. 30,	OCT. 1,	SEP. 30,	OCT. 1,
	2005	2004	2005	2004
Earnings per common share — basic:
Net income	$4.2	$7.4	$25.0	$10.7
Less: preferred stock dividends	(1.5)	(1.5)	(4.5)	(4.5)

Net income for basic EPS computation (1)	$2.7	$5.9	$20.5	$6.2

Weighted average shares outstanding for basic EPS computation (2)	39.6	39.3	39.5	39.2

Earnings per common share — basic	$0.07	$0.15	$0.52	$0.16

Earnings per common share — diluted:
Net income	$4.2	$7.4	$25.0	$10.7
Less: preferred stock dividends, if applicable	(1.5)	(1.5)	n/a	(4.5)

Net income for diluted EPS computation(1)	$2.7	$5.9	$25.0	$6.2

Weighted average shares outstanding	39.6	39.3	39.5	39.2
Dilutive effect of stock options and restricted stock units	1.3	0.7	1.1	0.7
Dilutive effect of assumed conversion of preferred stock, if applicable	n/a	n/a	10.3	n/a

Weighted average shares outstanding for diluted EPS computation(2)	40.9	40.0	50.9	39.9

Earnings per common share — diluted	$0.07	$0.15	$0.49	$0.16

(1)	Numerator

(2)	Denominator

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
The earnings per common share — assuming dilution computation excludes the impact of 0.3 million and 1.0 million, respectively, stock options and restricted stock units in the third quarter and first nine fiscal months of 2005 and 1.6 million and 2.1 million, respectively, stock options and restricted stock units in the third quarter and first nine fiscal months of 2004 because their impact was anti-dilutive. This computation for the third quarter of 2005 and the third quarter and first nine fiscal months of 2004 also excludes the impact of the assumed conversion of the Company’s preferred stock (which was issued in the fourth quarter of 2003) because its impact was anti-dilutive.
12. Segment Information
General Cable has three reportable operating segments: energy, industrial & specialty and communications. These segments are strategic business units organized around three product categories that follow management’s internal organization structure.
The energy segment manufactures and sells wire and cable products that include low-, medium- and high-voltage power distribution and power transmission products. The industrial & specialty segment manufactures and sells wire and cable products that conduct electrical current for industrial, OEM, commercial and residential power and control applications. The communications segment manufactures and sells wire and cable products that transmit low-voltage signals for voice, data, video and control applications. Segment net sales represent sales to external customers. Segment operating income (loss) represents income (loss) before interest income, interest expense, other income (expense), other financial costs or income taxes. The operating loss included in corporate for the three and nine fiscal months ended September 30, 2005 consisted of a $15.6 million charge and $19.1 million charge, respectively, related to the rationalization of certain of the Company’s communications cable manufacturing facilities, which includes a $(0.5) million gain from the sale of a previously closed manufacturing plant. The operating loss included in corporate for the three fiscal months ended October 1, 2004 consisted of a $1.5 million charge related to the remediation of a former manufacturing facility, a $1.8 million charge related to the rationalization of certain of the Company’s industrial cable manufacturing facilities and a $0.3 million charge related to the closure of the Company’s rod mill facility. The operating loss included in corporate for the nine fiscal months ended October 1, 2004 consisted of a $1.5 million charge related to the remediation of a former manufacturing facility, a $6.7 million charge related to the rationalization of certain of the Company’s industrial cable manufacturing facilities and a $0.3 million net gain related to the closure of the Company’s rod mill facility. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company has recorded the operating items discussed above in the corporate segment rather than reflect such items in the energy, industrial & specialty or communications segments operating income because they are not considered in the operating performance evaluation of the energy, industrial & specialty or communications segments by the Company’s chief operating decision-maker, its Chief Executive Officer.
Corporate assets included cash, deferred income taxes, certain property, including property held for sale, prepaid expenses and other current and non-current assets. The property held for sale consists of real property remaining from the Company’s divestiture of its building wire business and the closure of certain manufacturing operations in its industrial business in the amount of $2.4 million at September 30, 2005 and $4.3 million at December 31, 2004. These properties are actively being marketed for sale.
Summarized financial information for the Company’s operating segments for the three fiscal months and nine fiscal months ended September 30, 2005 and October 1, 2004 is as follows (in millions).

	Three Fiscal Months Ended
		Industrial &
	Energy	Specialty	Communications	Corporate	Total
Net Sales:
September 30, 2005	$213.3	$212.8	$174.4	$—	$600.5
October 1, 2004	169.3	174.5	145.5	—	489.3
Operating Income (Loss):
September 30, 2005	17.8	8.0	7.1	(15.6)	17.3
October 1, 2004	10.8	8.7	3.8	(3.6)	19.7

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)

	Nine Fiscal Months Ended
		Industrial &
	Energy	Specialty	Communications	Corporate	Total
Net Sales:
September 30, 2005	$622.2	$650.7	$490.4	$—	$1,763.3
October 1, 2004	520.4	561.6	403.4	—	1,485.4
Operating Income (Loss):
September 30, 2005	45.5	23.5	19.6	(19.1)	69.5
October 1, 2004	28.2	18.2	5.0	(7.9)	43.5
Identifiable Assets:
September 30, 2005	359.6	417.4	356.9	133.0	1,266.9
December 31, 2004	342.9	401.0	333.5	143.4	1,220.8
13. Commitments and Contingencies
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
At September 30, 2005 and December 31, 2004, General Cable had an accrued liability of approximately $2.6 million and $3.6 million, respectively, for various environmental-related liabilities of which General Cable is aware. American Premier Underwriters Inc., a former parent of General Cable, agreed to indemnify General Cable against all environmental-related liabilities arising out of General Cable’s or its predecessors’ ownership or operation of the Indiana Steel & Wire Company and Marathon Manufacturing Holdings, Inc. businesses (which were divested by General Cable), without limitation as to time or amount. While it is difficult to estimate future environmental-related liabilities accurately, General Cable does not currently anticipate any material adverse impact on its results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.
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
Notes to Condensed Consolidated Financial Statements — (Continued)
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
In addition, Company subsidiaries have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by the Company. At September 30, 2005, there were approximately 9,700 non-maritime claims and 33,300 maritime asbestos claims outstanding. At September 30, 2005 and December 31, 2004, General Cable had accrued approximately $2.5 million and $3.0 million, respectively, for these lawsuits.
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
14. Supplemental Guarantor Information
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
Condensed Statements of Operations
Three Fiscal Months Ended September 30, 2005

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$412.7	$187.8	$—	$600.5
Intercompany	117.4	—	—	(117.4)	—

	117.4	412.7	187.8	(117.4)	600.5

Cost of sales	100.5	388.2	156.2	(104.3)	540.6

Gross profit	16.9	24.5	31.6	(13.1)	59.9

Selling, general and administrative expenses	15.5	27.6	12.6	(13.1)	42.6

Operating income (loss)	1.4	(3.1)	19.0	—	17.3

Other income (expense)	—	(0.1)	0.2	—	0.1

Interest income (expense):
Interest expense	(7.3)	(12.9)	(0.2)	10.0	(10.4)
Interest income	9.6	0.3	0.6	(10.0)	0.5

	2.3	(12.6)	0.4	—	(9.9)

Income (loss) before income taxes	3.7	(15.8)	19.6	—	7.5
Income tax (provision) benefit	(1.3)	4.7	(6.7)	—	(3.3)

Net income (loss)	2.4	(11.1)	12.9	—	4.2

Less: preferred stock dividends	(1.5)	—	—	—	(1.5)

Net income (loss) applicable to common shareholders	$0.9	$(11.1)	$12.9	$—	$2.7

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Condensed Statements of Operations
Nine Fiscal Months Ended September 30, 2005

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,172.7	$590.6	$—	$1,763.3
Intercompany	347.2	—	10.6	(357.8)	—

	347.2	1,172.7	601.2	(357.8)	1,763.3

Cost of sales	299.9	1,071.0	506.0	(312.2)	1,564.7

Gross profit	47.3	101.7	95.2	(45.6)	198.6

Selling, general and administrative expenses	42.1	87.7	44.9	(45.6)	129.1

Operating income	5.2	14.0	50.3	—	69.5

Other income (expense)	—	(0.4)	0.4	—	—

Interest income (expense):
Interest expense	(22.0)	(36.6)	(1.7)	29.0	(31.3)
Interest income	29.1	0.2	2.1	(29.0)	2.4

	7.1	(36.4)	0.4	—	(28.9)

Income (loss) before income taxes	12.3	(22.8)	51.1	—	40.6
Income tax (provision) benefit	(4.3)	5.8	(17.1)	—	(15.6)

Net income (loss)	8.0	(17.0)	34.0	—	25.0

Less: preferred stock dividends	(4.5)	—	—	—	(4.5)

Net income (loss) applicable to common shareholders	$3.5	$(17.0)	$34.0	$—	$20.5

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
Condensed Statements of Operations
Three Fiscal Months Ended October 1, 2004

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$327.1	$162.2	$—	$489.3
Intercompany	99.7	—	4.7	(104.4)	—

	99.7	327.1	166.9	(104.4)	489.3

Cost of sales	85.1	295.7	138.7	(89.0)	430.5

Gross profit	14.6	31.4	28.2	(15.4)	58.8

Selling, general and administrative expenses	13.2	29.3	12.0	(15.4)	39.1

Operating income	1.4	2.1	16.2	—	19.7

Interest income (expense):
Interest expense	(7.4)	(21.9)	(0.7)	20.9	(9.1)
Interest income	9.5	9.1	2.4	(20.9)	0.1

	2.1	(12.8)	1.7	—	(9.0)

Income (loss) before income taxes	3.5	(10.7)	17.9	—	10.7
Income tax (provision) benefit	(1.5)	3.4	(5.2)	—	(3.3)

Net income (loss)	2.0	(7.3)	12.7	—	7.4

Less: preferred stock dividends	(1.5)	—	—	—	(1.5)

Net income (loss) applicable to common shareholders	$0.5	$(7.3)	$12.7	$—	$5.9

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
Condensed Statements of Operations
Nine Fiscal Months Ended October 1, 2004

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$985.5	$499.9	$—	$1,485.4
Intercompany	298.7	—	14.1	(312.8)	—

	298.7	985.5	514.0	(312.8)	1,485.4

Cost of sales	257.2	904.1	434.7	(270.0)	1,326.0

Gross profit	41.5	81.4	79.3	(42.8)	159.4

Selling, general and administrative expenses	35.9	83.5	39.3	(42.8)	115.9

Operating income (loss)	5.6	(2.1)	40.0	—	43.5

Other expense	(0.9)	—	—	—	(0.9)

Interest income (expense):
Interest expense	(22.7)	(64.7)	(3.9)	63.7	(27.6)
Interest income	28.8	28.5	6.7	(63.7)	0.3

	6.1	(36.2)	2.8	—	(27.3)

Income (loss) before income taxes	10.8	(38.3)	42.8	—	15.3
Income tax (provision) benefit	(3.8)	12.0	(12.8)	—	(4.6)

Net income (loss)	7.0	(26.3)	30.0	—	10.7

Less: preferred stock dividends	(4.5)	—	—	—	(4.5)

Net income (loss) applicable to common shareholders	$2.5	$(26.3)	$30.0	$—	$6.2

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
Condensed Balance Sheets
September 30, 2005

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$—	$13.4	$37.9	$—	$51.3
Receivables, net of allowances	—	235.5	183.5	—	419.0
Inventories	—	203.8	113.6	—	317.4
Deferred income taxes	—	22.2	0.6	—	22.8
Prepaid expenses and other	1.2	24.7	5.6	—	31.5

Total current assets	1.2	499.6	341.2	—	842.0

Property, plant and equipment, net	0.2	194.4	133.5	—	328.1
Deferred income taxes	—	62.8	1.1	—	63.9
Intercompany accounts	664.1	81.8	158.1	(904.0)	—
Investment in subsidiaries	33.7	188.6	—	(222.3)	—
Other non-current assets	8.5	24.4	—	—	32.9

Total assets	$707.7	$1,051.6	$633.9	$(1,126.3)	$1,266.9

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$160.6	$237.5	$—	$398.1
Accrued liabilities	15.8	81.2	44.5	—	141.5
Current portion of long-term debt	—	0.1	1.8	—	1.9

Total current liabilities	15.8	241.9	283.8	—	541.5

Long-term debt	285.0	64.5	0.9	—	350.4
Deferred income taxes	—	2.2	10.0	—	12.2
Intercompany accounts	35.2	774.9	93.9	(904.0)	—
Other liabilities	32.9	21.5	3.3	—	57.7

Total liabilities	368.9	1,105.0	391.9	(904.0)	961.8

Total shareholders’ equity (deficit)	338.8	(53.4)	242.0	(222.3)	305.1

Total liability and shareholders’ equity	$707.7	$1,051.6	$633.9	$(1,126.3)	$1,266.9

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
Condensed Balance Sheets
December 31, 2004

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$0.1	$7.3	$29.0	$—	$36.4
Receivables, net of allowances	—	166.5	184.4	—	350.9
Inventories	—	205.6	109.9	—	315.5
Deferred income taxes	—	22.3	0.7	—	23.0
Prepaid expenses and other	1.2	30.4	7.2	—	38.8

Total current assets	1.3	432.1	331.2	—	764.6

Property, plant and equipment, net	0.2	210.1	145.7	—	356.0
Deferred income taxes	—	63.1	2.6	—	65.7
Intercompany accounts	658.2	100.7	189.9	(948.8)	—
Investment in subsidiaries	33.7	248.1	—	(281.8)	—
Other non-current assets	5.9	28.5	0.1	—	34.5

Total assets	$699.3	$1,082.6	$669.5	$(1,230.6)	$1,220.8

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$126.7	$230.7	$—	$357.4
Accrued liabilities	8.9	68.4	30.8	—	108.1
Current portion of long-term debt	—	—	1.1	—	1.1

Total current liabilities	8.9	195.1	262.6	—	466.6

Long-term debt	285.0	87.6	1.2	—	373.8
Deferred income taxes	—	3.7	11.6	—	15.3
Intercompany accounts	37.7	806.5	104.6	(948.8)	—
Other liabilities	32.9	27.7	3.1	—	63.7

Total liabilities	364.5	1,120.6	383.1	(948.8)	919.4

Total shareholders’ equity (deficit)	334.8	(38.0)	286.4	(281.8)	301.4

Total liability and shareholders’ equity	$699.3	$1,082.6	$669.5	$(1,230.6)	$1,220.8

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
Condensed Statements of Cash Flows
Nine Fiscal Months Ended September 30, 2005

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows of operating activities:
Net income (loss)	$8.0	$(17.0)	$34.0	$—	$25.0
Adjustment to reconcile net income (loss) to net cash flows of operating activities:
Depreciation and amortization	—	37.0	6.6	—	43.6
Deferred income taxes	—	6.2	(8.4)	—	(2.2)
Loss on disposal of property	—	0.8	0.1	—	0.9
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Increase in receivables	—	(69.0)	(20.2)	—	(89.2)
(Increase) decrease in inventories	—	5.2	(15.0)	—	(9.8)
(Increase) decrease in other assets	(2.6)	15.6	0.1	—	13.1
Increase in accounts payable, accrued and other liabilities	6.9	35.4	51.2	—	93.5

Net cash flows of operating activities	12.3	14.2	48.4	—	74.9

Cash flows of investing activities:
Capital expenditures	—	(13.2)	(12.5)	—	(25.7)
Proceeds from properties sold	—	1.8	0.1	—	1.9
Acquisitions, net of cash acquired	—	(7.4)	—	—	(7.4)
Other, net	—	2.0	—	—	2.0

Net cash flows of investing activities	—	(16.8)	(12.4)	—	(29.2)

Cash flows of financing activities:
Preferred stock dividends paid	(4.5)	—	—	—	(4.5)
Intercompany accounts	(9.5)	31.7	(22.2)	—	—
Net change in revolving credit borrowings	—	(23.2)	—	—	(23.2)
Net change in other debt	—	0.1	0.8	—	0.9
Proceeds from exercise of stock options	1.6	—	—	—	1.6

Net cash flows of financing activities	(12.4)	8.6	(21.4)	—	(25.2)

Effect of exchange rate changes on cash	—	0.1	(5.7)	—	(5.6)

Increase (decrease) in cash	(0.1)	6.1	8.9	—	14.9
Cash – beginning of period	0.1	7.3	29.0	—	36.4

Cash – end of period	$—	$13.4	$37.9	$—	$51.3

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
Condensed Statements of Cash Flows
Nine Fiscal Months Ended October 1, 2004

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows of operating activities:
Net income (loss)	$7.0	$(26.3)	$30.0	$—	$10.7
Adjustment to reconcile net income (loss) to net cash flows of operating activities:
Depreciation and amortization	0.2	25.0	2.1	—	27.3
Foreign currency exchange loss	0.9	—	—	—	0.9
Deferred income taxes	—	(11.3)	1.6	—	(9.7)
Gain on disposal of property	—	(0.6)	—	—	(0.6)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Increase in receivables	—	(46.9)	(47.2)	—	(94.1)
Increase in inventories	—	(12.5)	(0.1)	—	(12.6)
(Increase) decrease in other assets	0.5	1.7	(3.1)	—	(0.9)
Increase in accounts payable, accrued and other liabilities	7.7	34.5	57.5	—	99.7

Net cash flows of operating activities	16.3	(36.4)	40.8	—	20.7

Cash flows of investing activities:
Capital expenditures	—	(10.8)	(13.3)	—	(24.1)
Proceeds from properties sold	—	2.4	—	—	2.4
Other, net	(0.2)	(0.2)	(2.1)	—	(2.5)

Net cash flows of investing activities	(0.2)	(8.6)	(15.4)	—	(24.2)

Cash flows of financing activities:
Preferred stock dividends paid	(4.5)	—	—	—	(4.5)
Repayment of loans from shareholders	0.4	—	—	—	0.4
Intercompany accounts	(12.1)	36.9	(24.8)	—	—
Net change in revolving credit borrowings	—	13.8	—	—	13.8
Net change in other debt	—	(0.1)	(1.8)	—	(1.9)
Proceeds from exercise of stock options	0.2	—	—	—	0.2

Net cash flows of financing activities	(16.0)	50.6	(26.6)	—	8.0

Effect of exchange rate changes on cash	—	—	2.1	—	2.1

Increase in cash	0.1	5.6	0.9	—	6.6
Cash – beginning of period	—	3.7	21.4	—	25.1

Cash – end of period	$0.1	$9.3	$22.3	$—	$31.7

15. Subsequent Events
On October 10, 2005, the Company announced an agreement in principle to acquire the wire and cable manufacturing business of SAFRAN SA, a diverse, global high technology company. The business to be acquired is known under the names Silec and Sagem. Silec is based in Montereau, France and employs 1,000 associates with nearly one million square feet of manufacturing space in that location. Silec is among the top three producers of energy and industrial cables for the French market. In 2004, Silec reported global sales of approximately 210 million Euros. The consideration to be paid for the acquisition is estimated to be approximately 75 million Euros, which includes about 65 million Euros for the net working capital. The transaction is expected to close during the fourth quarter of 2005 and is subject to certain conditions, including regulatory approval and consultation with the French Works Council.
On October 13, 2005, the Company entered into a U.S. dollar to Euro cross currency and interest rate swap agreement with a notional value of $150 million, or approximately 53% of the Company’s currently outstanding $285 million in Senior Notes. The swap has a term of just over two years with a maturity date of November 15, 2007, coinciding with the earliest redemption date of the Senior Notes. Under the swap arrangement, the Company has notionally exchanged $150 million at a fixed interest rate of 9.5%, for approximately 125 million Euros (based on an exchange rate of 1.198 dollars per Euro) at a fixed rate of 7.5%. This arrangement lowers the Company’s borrowing cost by 200 basis points on the swapped portion of the Senior Notes, or approximately $3 million per year in interest expense and creates a partial hedge against the Company’s net investment in its European business. The Company obtained a waiver to its Amended and Restated Credit Agreement in order to enter into the swap.

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
Certain statements in this report including without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures and the Company’s management’s beliefs, expectations or opinions, are forward-looking statements, and as such, General Cable desires to take advantage of the “safe harbor” which is offered such statements under the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those statements as a result of factors, risks and uncertainties over which the Company has no control. Such factors include economic and political consequences resulting from the September 2001 terrorist attack and the hostilities in Iraq; economic consequences arising from natural disasters and other similar catastrophes, such as floods, earthquakes, hurricanes and tsunamis; domestic and local country price competition, particularly in certain segments of the power cable market and other competitive pressures; general economic conditions, particularly in construction; changes in customer or distributor purchasing patterns in our business segments; the Company’s ability to increase manufacturing capacity and productivity; the financial impact of any future plant closures; the Company’s ability to successfully complete and integrate acquisitions and divestitures; the Company’s ability to negotiate extensions of labor agreements on acceptable terms; the Company’s ability to service debt requirements and maintain adequate domestic and international credit facilities and credit lines; the Company’s ability to pay dividends on its preferred stock; the impact of unexpected future judgments or settlements of claims and litigation; the Company’s ability to achieve target returns on investments in its defined benefit pension plans; the Company’s ability to avoid limitations on utilization of net operating losses for income tax purposes; the cost and availability of raw materials, including copper, aluminum, and petrochemicals, generally and as a consequence of Hurricanes Katrina and Rita; the Company’s ability to increase its selling prices during periods of increasing raw material costs; the impact of foreign currency fluctuations; the impact of technological changes; and other factors.

General Cable analyzes its worldwide operations in two geographic groups: 1) North America and 2) International. The following table sets forth net sales and operating income by geographic group for the periods presented, in millions of dollars:

	Three Fiscal Months Ended				Nine Fiscal Months Ended
	SEP. 30, 2005		OCT. 1, 2004		SEP. 30, 2005		OCT. 1, 2004
	Amount	%	Amount	%	Amount	%	Amount	%
Net sales:
North America	$412.7	69%	$327.7	67%	$1,172.7	67%	$987.8	67%
International	187.8	31%	161.6	33%	590.6	33%	497.6	33%

Total net sales	$600.5	100%	$489.3	100%	$1,763.3	100%	$1,485.4	100%

Operating income (loss):
North America	$13.9	42%	$6.3	27%	$38.3	43%	$10.2	20%
International	19.0	58%	17.0	73%	50.3	57%	41.2	80%

Subtotal	32.9	100%	23.3	100%	88.6	100%	51.4	100%

Corporate and other operating items	(15.6)		(3.6)		(19.1)		(7.9)

Total operating income	$17.3		$19.7		$69.5		$43.5

Approximately 90% of net sales in the Company’s international operations are derived from energy and industrial & specialty cable sales and the European business specifically is currently benefiting from strong demand for medium-voltage energy cable in Europe and particularly in the Iberian Peninsula and a shift towards environmentally friendly construction cables.
General Cable’s reported net sales are directly influenced by the price of copper, and to a lesser extent, aluminum. The price of copper and aluminum has historically been subject to considerable volatility. The daily selling price of copper cathode on the COMEX averaged $1.70 per pound in the third quarter of 2005 and $1.29 per pound in the third quarter of 2004 and the daily price of aluminum averaged $0.88 per pound in the third quarter of 2005 and $0.85 per pound in the third quarter of 2004. In the first nine fiscal months of 2005 and 2004, copper cathode on the COMEX averaged $1.57 per pound and $1.25 per pound, respectively. The daily price of aluminum averaged $0.90 per pound in the first nine fiscal months of 2005 and $0.83 per pound in the first nine fiscal months of 2004. General Cable generally passes changes in copper and aluminum prices along to its customers, although there are timing delays of varying lengths depending upon the volatility of metals prices, the type of product, competitive conditions and particular customer arrangements. A significant portion of the Company’s energy and communications business and to a lesser extent the Company’s industrial business has metal escalators written into customer contracts under a variety of price setting and recovery formulas. The remainder of the Company’s business requires that the cost of higher metal prices be recovered through negotiated price increases with customers. In these instances, the ability to increase the Company’s selling prices may lag the movement in metal prices by a period of time as the customer price increases are implemented. As a result of this and a number of other practices intended to match copper and aluminum purchases with sales, profitability over time has historically not been significantly affected by changes in copper and aluminum prices. General Cable does not engage in speculative metals trading or other speculative activities. Also, the Company does not engage in activities to hedge the underlying value of its copper and aluminum inventory.
The Company is also experiencing significant inflationary pressure on raw materials other than copper and aluminum used in cable manufacturing, such as insulating compounds, steel and wood reels, freight costs and energy costs. The Company has increased selling prices in most of its markets in order to offset the negative effect of increased raw material prices and other costs. However, the Company’s ability to ultimately realize these price increases will be influenced by competitive conditions in its markets, including underutilized manufacturing capacity. In addition, a continuing rise in raw material prices, when combined with the normal lag time between an announced customer price increase and its effective date in the market, may result in the Company not fully recovering these increased costs. If the Company were not able to adequately increase selling prices in a period of rising raw material costs, the Company would experience a decrease in reported earnings.
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
Current Business Environment
The wire and cable industry is competitive, mature and cost driven. In many business segments, there is little differentiation among industry participants from a manufacturing or technology standpoint. During 2004 and continuing into 2005, the Company’s end markets have continued to demonstrate signs of recovery from the low points of demand experienced in 2003.

There has been significant merger and acquisition activity which, we believe, may lead to a reduction in the deployment of inefficient, high cost capacity in the industry. In the energy segment, the 2003 power outages in the U.S., Canada and Europe emphasized a need to upgrade the power transmission infrastructure used by electric utilities, which may, over time, cause an increase in demand for General Cable’s energy products. In addition, tax legislation was passed in the United States in 2004 which includes the renewal of tax credits for producing power from wind. This may also cause an increase in demand for the Company’s products as the Company is a significant manufacturer of wire and cable used in wind farms. As a result of the passage of energy legislation in the United States in 2005 that is aimed at improving the transmission grid infrastructure and the reliability of power availability, increased demand for the Company’s transmission and distribution cables may occur over time. In the industrial & specialty segment, industrial construction spending in North America, which influences industrial cable demand, is significantly below the peak levels experienced over the last ten years. However, the Company has seen strengthening demand over the past several quarters. This segment has also experienced increased demand for cables utilized in industrial repairs and maintenance, as well as marine, mining, oil and gas exploration and production products. Over the last few years, the communications segment has experienced a significant decline from historical spending levels for outside plant telecommunications products and a weak market for switching/local area networking cables. Overall demand for communications wire and cable products from the Company’s traditional Regional Bell Operating Company customers has declined over the last several quarters and may continue to decline. However, the Company has temporarily benefited from the consolidation of competitors which occurred during 2004 in the communications market and will also benefit from the partially completed closure of its Bonham, Texas and Dayville, Connecticut facilities mentioned below, which will allow the Company to better utilize its communications manufacturing assets. The Company anticipates, based on recent regulatory announcements, further deployment of fiber optic products into the telephone network. Increased spending by the telephone companies on fiber deployment has negatively impacted their purchases of the Company’s copper based telecommunications cable products. However, this impact may be somewhat mitigated in that the Company believes it will benefit from the further investment in fiber broadband networks as some of its customers will most likely need to upgrade a portion of their copper network to support the fiber network.
In addition to the operating trends discussed in the previous paragraph, the Company anticipates that the following trends may negatively affect the earnings of the Company during the fourth quarter of the year. The impact of continued rising raw materials costs, including metals and insulating materials, and freight and energy costs has increased the Company’s working capital requirements which has in turn increased the Company’s average outstanding debt level and its interest expense. In addition, due to the anticipated continued rise in interest rates in the United States, the Company’s interest expense on its floating rate asset based revolver is expected to increase during the fourth quarter. This impact, however, is expected to be offset by the interest savings resulting from the entry of the Company into a U.S. dollar to Euro cross currency and interest rate swap agreement as announced on October 13, 2005. The agreement has a notional value of $150 million, or approximately 53% of the Company’s currently outstanding $285 million in Senior Notes. The swap has a term of just over two years with a maturity date that coincides with the earliest redemption date of the Senior Notes. This agreement lowers the Company’s borrowing cost by 200 basis points on the swapped portion of the Senior Notes, or approximately $3 million per year in interest expense.
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
As part of General Cable’s ongoing efforts to reduce total operating costs, the Company continuously evaluates its ability to more efficiently utilize existing manufacturing capacity. Such evaluation includes the costs associated with and benefits to be derived from the combination of existing manufacturing assets into fewer plant locations and the possible outsourcing of certain manufacturing processes. During 2004, the Company completed the closure of certain of its manufacturing plants which resulted in a $7.6 million charge in the fourth quarter of 2003 and a $7.4 million charge in 2004 ($6.7 million in the first nine fiscal months of 2004). In June 2005, the Company announced its intentions to close certain of its communications cable manufacturing plants which resulted in a $15.6 million charge in the third fiscal quarter of 2005, which included a $(0.5) million gain from the sale of a previously closed manufacturing plant. Anticipated total charges for these communication plant closures are expected to be approximately $26.5 million and are expected to mostly occur in 2005. As of September 30, 2005, production had ceased at both locations, but distribution activities were still occurring at the Bonham facility.
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
On October 10, 2005, the Company announced an agreement in principle to acquire the wire and cable manufacturing business of SAFRAN SA, a diverse, global high technology company. The business to be acquired is known under the names Silec and Sagem. Silec is based in Montereau, France and employs 1,000 associates with nearly one million square feet of manufacturing space in that location. Silec is among the top three producers of energy and industrial cables for the French market. In 2004, Silec reported global sales of approximately 210 million Euros. The consideration to be paid for the acquisition is estimated to be approximately 75 million Euros, which includes about 65 million Euros for the net working capital. The transaction is expected to close during the fourth quarter of 2005 and is subject to certain conditions, including regulatory approval and consultation with the French Works Council.
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
Inventory Costing and Valuation
General Cable utilizes the LIFO method of inventory accounting for its metals inventory. The Company’s use of the LIFO method results in its income statement reflecting the current costs of metals, while metals inventories in the balance sheet are valued at historical costs as the LIFO layers were created. As a result of volatile copper prices, the replacement cost of the Company’s copper inventory exceeded the historic LIFO cost by approximately $65 million at September 30, 2005 and by approximately $38 million at December 31, 2004. If LIFO inventory quantities are reduced in a period when replacement costs exceed the LIFO value of the inventory, the Company would experience an increase in reported earnings. Conversely, if LIFO inventory quantities are reduced in a period when replacement costs are lower than the LIFO value of the inventory, the Company would experience a decline in reported earnings. If the Company was not able to recover the LIFO value of its inventory at a profit in some future period when replacement costs were lower than the LIFO value of the inventory, the Company would be required to take a charge to recognize in its income statement all or a portion of the higher LIFO value of the inventory. During the three fiscal months ended September 30, 2005, the Company reduced its copper inventory quantities in North America, which is not expected to be replaced by year end, resulting in a $2.4 million LIFO gain since LIFO inventory quantities were reduced in a period when replacement costs were higher than the LIFO value of the inventory.
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

Pension Accounting
Pension expense for the defined benefit pension plans sponsored by General Cable is determined based upon a number of actuarial assumptions, including an expected long-term rate of return on assets of 8.5%. This assumption was based on input from actuaries, including their review of historical 10 year, 20 year, and 25 year rates of inflation and real rates of return on various broad equity and bond indices in conjunction with the diversification of the asset portfolio. The expected long-term rate of return on assets is based on an asset allocation assumption of 65% allocated to equity investments, with an expected real rate of return of 7%, and 35% to fixed-income investments, with an expected real rate of return of 3%, and an assumed long-term rate of inflation of 3%. The actual asset allocations were 65% of equity investments and 35% of fixed-income investments at September 30, 2005 and because of market fluctuations, 68% of equity investments and 32% of fixed-income investments at December 31, 2004. Management believes that long-term asset allocations on average will approximate the Company’s assumptions and that an 8.5% long-term rate of return is a reasonable assumption.
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
Deferred Income Tax Valuation Allowance
General Cable records a valuation allowance to reduce deferred tax assets to the amount that it believes is more likely than not to be realized. The valuation of the deferred tax asset is dependent on, among other things, the ability of the Company to generate a sufficient level of future taxable income. In estimating future taxable income, the Company has considered both positive and negative evidence, such as historical and forecasted results of operations, including the losses realized in recent periods, and has considered the implementation of prudent and feasible tax planning strategies. At September 30, 2005, the Company had recorded a net deferred tax asset of $74.2 million ($22.5 million current and $51.7 million long term). Approximately $20 million of this deferred tax asset must be utilized prior to its expiration in the period 2007-2009. The remainder of the asset may be used for at least 15 years. This finite life has also been considered by the Company in the valuation of the asset. The Company has and will continue to review on a quarterly basis its assumptions and tax planning strategies and, if the amount of the estimated realizable net deferred tax asset is less than the amount currently on the balance sheet, the Company would reduce its deferred tax asset, recognizing a non-cash charge against reported earnings. At September 30, 2005, the Company concluded that, more likely than not, the net deferred tax asset will be realized.
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
In December 2004, SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29” was issued. This statement amends APB Opinion No. 29 by eliminating the exception to the fair-value principle for exchanges of similar productive assets, and replaces it with a general exception for nonmonetary asset exchanges that have no commercial substance. The statement also eliminates APB No. 29’s concept of the culmination of an earnings process. SFAS No. 153 is effective for nonmonetary transactions occurring in fiscal periods beginning after June 15, 2005. The impact of SFAS No. 153 will depend on the nature and extent of any nonmonetary asset exchanges, had no material impact in the third quarter of 2005 and management does not currently expect SFAS No. 153 to have a material impact on the Company’s future consolidated financial position, results of operations and cash flows.
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
In June 2005, FASB Staff Position No. FAS 143-1, “Accounting for Electronic Equipment Waste Obligations” was issued. The guidance in this FSP relates to accounting for obligations associated with the European Union’s Directive 2002/96/EC on Waste Electrical and Electronic Equipment. The Directive requires EU-member countries to adopt legislation to regulate the collection, treatment, recovery, and disposal of electrical and electronic waste equipment. Under this Directive, a commercial user should apply FASB No. 143, “Accounting for Asset Retirement Obligations,” for all old waste (prior to August 13, 2005) that falls under the Directive by setting up an asset retirement obligation liability for the costs associated with the waste. FSP

FAS 143-1 became effective for historical waste covered by the Directive as of the first reporting period ending after June 8, 2005. The adoption of FSP FAS 143-1 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.
In July 2005, the FASB issued an exposure draft, “Accounting for Uncertain Tax Positions: an Interpretation of FASB Statement 109.” This proposed Interpretation clarifies accounting for uncertain tax positions in accordance with SFAS No. 109. Specifically, the Interpretation requires recognition of a Company’s best estimate of the impact of a tax position only if that position is probable of being sustained by an audit based only on the technical merits of the position. Tax positions failing the probable recognition threshold would result in adjustments in recorded deferred tax assets or liabilities and changes in income tax payables or receivables. This Interpretation, as originally drafted, would become effective for the first fiscal year ending after December 15, 2005. However, the FASB currently does not expect to issue a final Interpretation until the first quarter of 2006, so the effective date will be modified. The Company is currently evaluating the impact of adopting this proposed Interpretation on its consolidated financial position, results of operations and cash flows.
In September 2005, the FASB issued an exposure draft, “Earnings per Share – an amendment of FASB Statement No. 128.” This proposed statement seeks to clarify guidance for mandatorily convertible instruments, the treasury stock method, contracts that may be settled in cash or shares, and contingently issuable shares. The proposed statement would amend the computational guidance for calculating the number of incremental shares included in diluted shares when applying the treasury stock method, would further amend the treasury stock method to treat as assumed proceeds the carrying amount of an extinguished liability upon issuance of shares, would eliminate the provision of Statement 128 that allows an entity not to assume share settlement in contracts that may be settled in either cash or shares, would define a mandatorily convertible instrument and its effects on basic EPS, and would eliminate the weighted-average computation for calculating contingently issuable shares. This statement, if approved, would become effective for interim and annual periods ending after June 15, 2006. The Company is currently evaluating the impact of adopting this proposed statement on its consolidated financial position, results of operations and cash flows.
Results of Operations
The following table sets forth, for the periods indicated, statement of operations data in millions of dollars and as a percentage of net sales. Percentages may not add due to rounding.

	Three Fiscal Months Ended				Nine Fiscal Months Ended
	SEP. 30, 2005		OCT. 1, 2004		SEP. 30, 2005		OCT. 1, 2004
	Amount	%	Amount	%	Amount	%	Amount	%
Net sales	$600.5	100.0%	$489.3	100.0%	$1,763.3	100.0%	$1,485.4	100.0%
Cost of sales	540.6	90.0%	430.5	88.0%	1,564.7	88.8%	1,326.0	89.3%

Gross profit	59.9	10.0%	58.8	12.0%	198.6	11.2%	159.4	10.7%
Selling, general and administrative expenses	42.6	7.1%	39.1	8.0%	129.1	7.3%	115.9	7.8%

Operating income	17.3	2.9%	19.7	4.0%	69.5	3.9%	43.5	2.9%
Other income (expense)	0.1	—	—	—	—	—	(0.9)	(0.1)%
Interest expense, net	(9.9)	(1.7)%	(9.0)	(1.8)%	(28.9)	(1.6)%	(27.3)	(1.8)%

Income before income taxes	7.5	1.2%	10.7	2.2%	40.6	2.3%	15.3	1.0%
Income tax provision	(3.3)	(0.5)%	(3.3)	(0.7)%	(15.6)	(0.9)%	(4.6)	(0.3)%

Net income	4.2	0.7%	7.4	1.5%	25.0	1.4%	10.7	0.7%
Less: preferred stock dividends	(1.5)	(0.2)%	(1.5)	(0.3)%	(4.5)	(0.2)%	(4.5)	(0.3)%

Net income applicable to common shareholders	$2.7	0.5%	$5.9	1.2%	$20.5	1.2%	$6.2	0.4%

Three Fiscal Months Ended September 30, 2005 Compared with Three Fiscal Months Ended October 1, 2004
The net income applicable to common shareholders was $2.7 million in the third quarter of 2005 compared to net income applicable to common shareholders of $5.9 million in the third quarter of 2004. The net income applicable to common shareholders for the third quarter of 2005 included a $1.5 million dividend on preferred stock and pre-tax corporate charges of $15.6 million related to the rationalization of certain of the Company’s communications cable manufacturing facilities, which included a $(0.5) million gain from the sale of a previously closed manufacturing plant. The net income applicable to common shareholders for the third quarter of 2004 included a $1.5 million dividend on preferred stock, a $1.5 million pre-tax charge related to the remediation of a former manufacturing facility, pre-tax corporate charges of

$1.8 million related to the rationalization of certain of the Company’s industrial cable manufacturing facilities, and a pre-tax charge of $0.3 million related to the closure of its rod mill operation (which includes the impact of selling the equipment used in the operation).
Net Sales
The following tables set forth metal-adjusted net sales and metal pounds sold by segment, in millions. Net sales for the third quarter of 2004 have been adjusted to reflect the 2005 copper COMEX average price of $1.70 (a $0.41 increase compared to the prior period) and the aluminum rod average price of $0.88 per pound (a $0.03 increase compared to the prior period).
Metal-adjusted net sales, a non-GAAP financial measure, is provided herein in order to eliminate metal price volatility from the comparison of revenues from one period to another. See previous discussion of metal price volatility on page 32.

	Metal-Adjusted Net Sales
	Three Fiscal Months Ended
	SEP. 30, 2005		OCT. 1, 2004
	Amount	%	Amount	%
Energy	$213.3	36%	$178.5	33%
Industrial & specialty	212.8	35%	198.3	37%
Communications	174.4	29%	163.1	30%

Total metal-adjusted net sales	600.5	100%	539.9	100%

Metal adjustment	—		(50.6)

Total net sales	$600.5		$489.3

	Metal Pounds Sold
	Three Fiscal Months Ended
	SEP. 30, 2005		OCT. 1, 2004
	Pounds	%	Pounds	%
Energy	72.3	44%	62.1	40%
Industrial & specialty	56.7	34%	53.8	35%
Communications	36.2	22%	39.7	25%

Total metal pounds sold	165.2	100%	155.6	100%

Net sales increased 23% to $600.5 million in the third quarter of 2005 from $489.3 million in the third quarter of 2004. The net sales increase included $4.8 million due to the favorable impact of foreign currency exchange rate changes. After adjusting 2004 net sales to reflect the $0.41 increase in the average monthly COMEX price per pound of copper and the $0.03 increase in the average aluminum rod price per pound in 2005, net sales increased 11% to $600.5 million, up from $539.9 million in 2004. The increase in metal-adjusted net sales reflects a 19% increase in the energy segment, a 7% increase in the industrial & specialty segment and a 7% increase in the communications segment. Metal pounds sold increased 6% compared to the third quarter of 2004. Metal pounds sold is provided herein as the Company believes this metric to be a good measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes and the Company believes its product mix to be relatively constant quarter over quarter. The greater percentage increase in reported net sales in comparison to the percentage increase in metal pounds sold is a result of the Company’s efforts to increase its selling prices to recover significant raw material cost increases on insulating compounds, steel and wood reels, and higher energy and freight costs. The increase in net sales in this comparison also includes the $4.8 million foreign currency benefit disclosed above which does not impact the metal pounds sold comparison.
The 19% increase in metal-adjusted net sales for the energy segment reflects a 27% increase in net sales in North America and a 5% increase in net sales in the Company’s international operations. The North American net sales improvement reflects increased selling prices to recover significant raw material price increases, a better mix of products sold, an increase in both bare aluminum and medium voltage cable demand and a $2.9 million favorable impact from changes in foreign currency exchange rates. The Company expects to continue to experience inflationary pressure on its raw material costs and will continue to increase selling prices to offset the negative effect of rising raw material costs to the extent that it is able. The Company anticipates demand for transmission and distribution cables will accelerate over time as a result of the recent passage of energy legislation in the United States that is aimed at improving the transmission grid infrastructure and the reliability of power availability. The Company’s international operations benefited from increased demand for distribution cables, increased wind farm projects, improved selling prices and a $0.1 million favorable impact from changes in foreign currency exchange rates.

The 7% increase in metal-adjusted net sales in the industrial & specialty segment reflects a 2% increase in the Company’s international operations and a 14% increase in North America. The increase in the net sales of the Company’s international operations reflects strong demand related to its flexible zero-halogen cables in Europe, an area in which the European operation is a leader and a $0.5 million favorable impact from changes in foreign currency exchange rates. The increase in the net sales of the Company’s North American operation is due to an increase in sales of specialty cables for marine, mining, oil and gas exploration and production applications and an increase in selling prices in North America to recover increased raw material costs.
The 7% increase in the communications segment metal-adjusted net sales reflects an increase in both North America and the Company’s international operations. Metal-adjusted net sales increased from the recent acquisition of Draka Comteq’s specialty manufacturing assets as well as increased sales in nearly all product segments, which offset the decline in sales to the Company’s traditional Regional Bell Operating Company telecommunications customers. Net sales of data communication cables, primarily LAN cables, increased but continues to experience competitive price pressure which constrains the Company’s ability to increase selling prices in this business.
Selling, General and Administrative Expense
Selling, general and administrative expense increased to $42.6 million in the third quarter of 2005 from $39.1 million in the third quarter of 2004. The increase in SG&A was due in part to selling expenses to support higher revenues, expenses associated with the addition of Helix from the Draka Comteq acquisition and increased professional fees and internal resources related to Sarbanes-Oxley compliance activities. Reported SG&A was 7.1% of net sales in the third quarter of 2005, down from 7.2% of metal-adjusted net sales in the third quarter of 2004 principally due to the sales increase.
Operating Income
The following table sets forth operating income (loss) by segment, in millions of dollars.

	Operating Income
	Three Fiscal Months Ended,
	SEP. 30, 2005		OCT. 1, 2004
	Amount	%	Amount	%
Energy	$17.8	54%	$10.8	47%
Industrial & specialty	8.0	24%	8.7	37%
Communications	7.1	22%	3.8	16%

Subtotal excluding corporate charges	32.9	100%	23.3	100%

Corporate charges	(15.6)		(3.6)

Total operating income	$17.3		$19.7

Operating income of $17.3 million for the third quarter of 2005 decreased from $19.7 million in the third quarter of 2004. This decrease is primarily the result of corporate charges in 2005 related to the rationalization of certain communications cables facilities as well as increased professional fees and internal resources related to Sarbanes-Oxley compliance activities. These decreases were partially offset by increased selling prices to recover rising material costs and the $2.4 million LIFO gain from the reduction of the Company’s copper inventory quantities in North America.
Other Income (Expense)
Other income was $0.1 million in the third quarter of 2005 as compared to zero in the third quarter of 2004. The 2005 income reflects foreign currency transaction gains which resulted from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated.
Interest Expense
Net interest expense increased to $9.9 million in the third quarter of 2005 from $9.0 million in the third quarter of 2004. The increase in interest expense is the result of higher average outstanding borrowings and higher average interest rates as compared to the third quarter of 2004.
Tax Provision
The Company’s effective tax rate for the third quarter of 2005 and 2004 was 44.0% and 30.8%, respectively. The effective tax rate for the third quarter of 2004 was lower primarily due to the utilization of net operating loss carryforwards in foreign tax jurisdictions no longer available in 2005. In addition, the mix of year-to-date geographic taxable income into higher tax rate jurisdictions and the impact of cumulatively adjusting to our updated estimated full year 2005 tax rate in the third quarter increased the effective tax rate in the third quarter of 2005 by approximately five percentage points.
Preferred Stock Dividends
The Company accrued and paid $1.5 million in dividends on its preferred stock in the third quarter of 2005 and 2004.
Nine Fiscal Months Ended September 30, 2005 Compared with Nine Fiscal Months Ended October 1, 2004
The net income applicable to common shareholders was $20.5 million in the first nine fiscal months of 2005 compared to net income applicable to common shareholders of $6.2 million in the first nine fiscal months of 2004. The net income applicable to common shareholders for the first nine fiscal months of 2005 included a $4.5 million dividend on preferred stock and pre-tax corporate charges of $19.1 million related to the rationalization of certain of the Company’s communications cable manufacturing facilities, which included a $(0.5) million gain from the sale of a previously closed manufacturing plant. The net income applicable to common shareholders for the first nine fiscal months of 2004 included a $4.5 million dividend on preferred stock, a $1.5 million pre-tax charge for remediation costs related to a former manufacturing facility, pre-tax corporate charges of $6.7 million related to the rationalization of certain of the Company’s industrial cable manufacturing facilities, a pre-tax gain of $0.3 million related to the closure of the Company’s rod mill operation and a pre-tax $0.9 million foreign currency transaction loss.
Net Sales
The following tables set forth metal-adjusted net sales and metal pounds sold by segment, in millions. Net sales for the first nine fiscal months of 2004 have been adjusted to reflect the 2005 copper COMEX average price of $1.57 (a $0.32 increase compared to the prior period) and the aluminum rod average price of $0.90 per pound (a $0.07 increase compared to the prior period). Metal-adjusted net sales, a non-GAAP financial measure, is provided herein in order to eliminate metal price volatility from the comparison of revenues from one period to another. See previous discussion of metal price volatility on page 32.

	Metal-Adjusted Net Sales
	Nine Fiscal Months Ended
	SEP. 30, 2005		OCT. 1, 2004
	Amount	%	Amount	%
Energy	$622.2	35%	$552.0	34%
Industrial & specialty	650.7	37%	620.9	39%
Communications	490.4	28%	441.2	27%

Total metal-adjusted net sales	1,763.3	100%	1,614.1	100%

Metal adjustment	—		(128.7)

Total net sales	$1,763.3		$1,485.4

	Metal Pounds Sold
	Nine Fiscal Months Ended
	SEP. 30, 2005		OCT. 1, 2004
	Pounds	%	Pounds	%
Energy	218.1	44%	208.4	42%
Industrial & specialty	174.7	35%	178.4	36%
Communications	106.8	21%	110.2	22%

Total metal pounds sold	499.6	100%	497.0	100%

Net sales increased 19% to $1,763.3 million in the first nine fiscal months of 2005 from $1,485.4 million in the first nine fiscal months of 2004. The net sales increase included $30.4 million due to the favorable impact of foreign currency exchange rate changes. After adjusting 2004 net sales to reflect the $0.32 increase in the average monthly COMEX price per pound of copper and the $0.07 increase in the average aluminum rod price per pound in 2005, net sales increased 9% to $1,763.3 million, up from $1,614.1 million in 2004. The increase in metal-adjusted net sales reflects a 13% increase in the energy segment, a 5% increase in the industrial & specialty segment and an 11% increase in the communications segment. Metal pounds sold remained relatively consistent compared to the first nine fiscal months of 2004. Metal pounds sold is provided herein as the Company believes this metric to be a good measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes and the Company believes its product mix to be relatively constant quarter over quarter. The increase in reported net sales despite the negligible increase in metal pounds sold is a result of the Company’s efforts to increase its selling prices to recover significant raw material cost increases on insulating compounds, steel and wood reels, and higher energy and freight costs. The increase in net sales in this comparison also includes the $30.4 million foreign currency benefit disclosed above which does not impact the metal pounds sold comparison.
The 13% increase in metal-adjusted net sales for the energy segment reflects a 13% increase in net sales in North America and a 12% increase in net sales in the Company’s international operations. The North American net sales improvement reflects increased selling prices to recover significant raw material price increases, a better mix of products sold, an increase in bare aluminum and medium voltage cable demand and a $8.7 million favorable impact from changes in foreign currency exchange rates. The Company expects to continue to experience inflationary pressure on its raw material costs and will continue to increase selling prices to offset the negative effect of rising raw material costs to the extent that it is able. The Company anticipates demand for transmission and distribution cables will accelerate over time as a result of the recent passage of energy legislation in the United States that is aimed at improving the transmission grid infrastructure and the reliability of power availability. The Company’s international operations benefited from increased demand for distribution cables, increased wind farm projects, improved selling prices and a $6.7 million favorable impact from changes in foreign currency exchange rates.
The 5% increase in metal-adjusted net sales in the industrial & specialty segment reflects a 4% increase in the Company’s international operations and a 6% increase in North America. The increase in the net sales of the Company’s international operations reflects strong demand related to its flexible zero-halogen cables in Europe, an area in which the European operation is a leader and a $11.0 million favorable impact from changes in foreign currency exchange rates. The increase in the net sales of the Company’s North American operation is due to an increase in sales of industrial cables, specialty cables, and an increase in selling prices in North America to recover increased raw material costs.
The 11% increase in the communications segment metal-adjusted net sales reflects an increase in all business units within this segment. Metal-adjusted net sales increased from the recent acquisition of Draka Comteq’s specialty manufacturing assets as well as increased sales in nearly all product segments, which offset the decline in sales to the Company’s traditional Regional Bell Operating Company telecommunications customers. Net sales of data communication cables, primarily LAN cables, increased but continues to experience competitive price pressure which constrains the Company’s ability to increase selling prices in this business.
Selling, General and Administrative Expense
Selling, general and administrative expense increased to $129.1 million in the first nine fiscal months of 2005 from $115.9 million in the first nine fiscal months of 2004. The increase in SG&A was due in part to selling expenses to support higher revenues and increased professional fees and internal resources related to Sarbanes-Oxley compliance activities. Reported SG&A was 7.3% of net sales in the first nine fiscal months of 2005, up from 7.2% of metal-adjusted net sales in the first nine fiscal months of 2004.
Operating Income
The following table sets forth operating income (loss) by segment, in millions of dollars.

	Operating Income
	Nine Fiscal Months Ended,
	SEP. 30, 2005		OCT. 1, 2004
	Amount	%	Amount	%
Energy	$45.5	51%	$28.2	55%
Industrial & specialty	23.5	27%	18.2	35%
Communications	19.6	22%	5.0	10%

Subtotal excluding corporate charges	88.6	100%	51.4	100%

Corporate charges	(19.1)		(7.9)

Total operating income	$69.5		$43.5

Operating income of $69.5 million for the first nine fiscal months of 2005 increased from $43.5 million in the first nine fiscal months of 2004. This increase is primarily the result of increased selling prices in all segments to recover rising raw material costs, continued cost savings from the completion of rationalization activities in the industrial and specialty segment, the majority of the cost of which was incurred in the prior year, strong performance from the Company’s international operations, the $2.4 million LIFO gain from the reduction of the Company’s copper inventory quantities in North America and to a lesser extent the favorable impact of foreign currency exchange rate changes. These increases were partially offset by increased professional fees and internal resources related to Sarbanes-Oxley compliance activities, corporate charges in 2005 related to the rationalization of certain communications cables facilities and $0.8 million of costs related to a two week strike at one of the Company’s industrial cable manufacturing facilities.

Other Expense
Other expense of zero in the first nine fiscal months of 2005 and $0.9 million in the first nine fiscal months of 2004 reflects foreign currency transaction losses which resulted from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated.
Interest Expense
Net interest expense increased to $28.9 million in the first nine fiscal months of 2005 from $27.3 million in the first nine fiscal months of 2004. The increase in interest expense is the result of higher outstanding borrowings and higher average interest rates as compared to the first nine fiscal months of 2004. Net interest expense in the nine fiscal months ended September 30, 2005 also includes interest income of $0.5 million related to the repayment of loans to the Company and $0.1 million related to the interest component of the settlement of tax exposures.
Tax Provision
The Company’s effective tax rate for the first nine fiscal months of 2005 and 2004 was 38.4% and 30.0%, respectively. The effective tax rate for the first nine months of 2004 was lower primarily due to the utilization of net operating loss carryforwards in foreign tax jurisdictions no longer available in 2005.
Preferred Stock Dividends
The Company accrued and paid $4.5 million in dividends on its preferred stock in the first nine fiscal months of 2005 and 2004.
Liquidity and Capital Resources
In general, General Cable requires cash for working capital, capital expenditures, debt repayment, salaries and related benefits, interest, preferred dividends and taxes. General Cable’s working capital requirement increases when it experiences strong incremental demand for products and/or significant copper, aluminum and other raw material price increases. Based upon historical experience and the expected availability of funds under its credit facility, the Company believes its sources of liquidity will be sufficient to enable it to meet the Company’s cash requirements for working capital, capital expenditures, debt repayment, salaries and related benefits, interest, preferred dividends and taxes for at least the next twelve months.
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
Cash flow provided by operating activities in the first nine fiscal months of 2005 was $74.9 million. This reflects an increase in accounts payable, accrued and other liabilities of $93.5 million, a $13.1 million decrease in other assets and net income before depreciation and amortization, foreign currency exchange loss, deferred income taxes and loss on the disposal of property of $67.3 million. The increase in accounts payable, accrued and other liabilities is primarily due to an increase in accounts payable which reflects greater manufacturing activity and increased raw material costs. The decrease in other assets is primarily related to the refund of various taxes and the reduction of assets held for sale during the first nine fiscal months of 2005. These cash inflows were partially offset by a $89.2 million increase in accounts receivable and a $9.8 million increase in inventories. The increase in accounts receivable reflects increased selling prices in response to increased raw material costs as well as the Company’s normal seasonal trend. Inventory has increased as a result of the Company’s need to service demand in its end markets.

The following table sets forth net cash flows of operating activities by geographic group for the following periods (in millions):

	Nine Fiscal Months Ended
	SEP. 30,	OCT. 1,
	2005	2004
North America	$26.5	$(19.3)
International	48.4	40.0

Total	$74.9	$20.7

Cash flow used by investing activities was $29.2 million in the first nine fiscal months of 2005, principally reflecting the acquisition of the Draka Comteq business for $7.4 million and $25.7 million of capital expenditures. The Company anticipates capital spending to be approximately $40 million in 2005.
Cash flow used by financing activities in the first nine fiscal months of 2005 was $25.2 million. This reflects a decrease in borrowings under the Company’s revolving credit facility of $23.2 million, which was due primarily to improved cash earnings. Additionally, the Company made the payment of preferred stock dividends of $4.5 million. These uses of cash were partially offset by the receipt of $1.6 million from the exercise of stock options.
The Company’s current senior secured revolving credit facility, as amended, provides for up to $275.0 million in borrowings, including a $50.0 million sublimit for the issuance of commercial and standby letters of credit and a $20.0 million sublimit for swingline loans. Advances under the credit facility are limited to a borrowing base computed using defined advance rates for eligible accounts receivable, inventory, equipment and owned real estate properties. The fixed asset component of the borrowing base is subject to scheduled reductions. At September 30, 2005, the Company had undrawn availability of $184.2 million under the credit facility.
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
The Company’s European operations participate in arrangements with several European financial institutions that provide extended accounts payable terms to the Company on an uncommitted basis. In general, the arrangements provide for accounts payable terms of up to 180 days. At September 30, 2005, the arrangements had a maximum availability limit of the equivalent of approximately $139 million, of which approximately $107 million was drawn. Should the availability under these arrangements be reduced or terminated, the Company would be required to negotiate longer payment terms or repay the outstanding obligations with suppliers under this arrangement over 180 days and seek alternative financing arrangements which could increase the Company’s interest expense. The Company also has an approximate $40 million uncommitted facility in Europe, which allows the Company to sell at a discount, with limited recourse, a portion of its accounts receivable to a financial institution. At September 30, 2005, none of this accounts receivable facility was drawn.

During the fourth quarter of 2002, as a result of declining returns in the investment portfolio of the Company’s defined benefit pension plan, the Company was required to record a minimum pension liability equal to the underfunded status of its plan. At December 31, 2002, the Company recorded an after-tax charge of $29.2 million to accumulate other comprehensive income in the equity section of its balance sheet. During 2003, the investment portfolio experienced improved performance and as a result, the Company was able to reduce the after tax charge to accumulated other comprehensive income by $7.3 million. During 2004, the after tax charge to accumulated other comprehensive income was increased by $0.2 million. In 2005, pension expense is expected to decrease approximately $0.7 million, excluding curtailment costs, from 2004, principally due to improved investment performance during 2004, and cash contributions are expected to decrease approximately $2.2 million from 2004.
As part of General Cable’s ongoing efforts to reduce total operating costs, the Company continuously evaluates its ability to more efficiently utilize existing manufacturing capacity. Such evaluation includes the costs associated with and benefits to be derived from the combination of existing manufacturing assets into fewer plant locations and the possible outsourcing of certain manufacturing processes. During 2004, the Company completed the closure of certain of its manufacturing plants which had resulted in a $7.6 million charge in the fourth quarter of 2003 (of which approximately $1.3 million were cash payments) and a $6.7 million charge in the first nine fiscal months ended October 1, 2004 (of which approximately $3.5 million were cash payments). During June 2005, the Company announced its intentions to close certain of its communications cable manufacturing plants which resulted in a $19.1 million charge in the first nine fiscal months of 2005, which included a $(0.5) million gain from the sale of a previously closed manufacturing plant. Anticipated total charges for the communications cable plant closures are expected to be approximately $26.5 million (of which $9.8 million is estimated to be cash) and are expected to mostly occur in 2005. As of September 30, 2005, production had ceased at both locations, but distribution activities were still occurring at the Bonham facility.
Summarized information about the Company’s contractual obligations and commercial commitments as of September 30, 2005 is as follows (in millions of dollars):

	Payments Due by Period
		Less than	1 - 3	4 - 5	After 5
Contractual obligations:	Total	1 Year	Years	Years	Years

Long-term debt	$352.3	$1.9	$0.5	$55.8	$294.1
Interest payments on Senior Notes	149.0	27.1	54.2	54.2	13.5
Preferred Stock dividend payments	49.3	6.0	12.0	12.0	19.3
Operating leases	37.1	6.6	10.2	8.1	12.2
Commodity futures and forward pricing agreements	156.3	156.3	—	—	—
Foreign currency contracts	37.6	37.6	—	—	—

Total	$781.6	$235.5	$76.9	$130.1	$339.1

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
During 2005, one of the Company’s international operations contracted with a bank to transfer certain financial assets (receivables) that it was owed from one customer to the bank in exchange for payments of approximately $1 million. As the transferor, the Company surrendered control over the financial assets included in the transfer and has no further rights regarding the transferred assets. The transfer was treated as a sale and the approximate $1 million received was accounted for as proceeds from the sale. All assets sold were removed from the Company’s balance sheet upon completion of the transfer, and no further obligations exist under this agreement.
Environmental Matters
The Company’s expenditures for environmental compliance and remediation amounted to approximately $0.9 million for the nine fiscal months ended September 30, 2005, $1.4 million in all of 2004 and $0.8 million in all of 2003. In addition, certain of General Cable’s subsidiaries have been named as potentially responsible parties in proceedings that involve environmental remediation. The Company had accrued $2.6 million at September 30, 2005 for all environmental liabilities. In the Wassall acquisition of General Cable from American Premier Underwriters, American Premier indemnified the Company against certain environmental liabilities arising out of General Cable or its predecessors’ ownership or operation of properties and assets, which were identified during the seven-year period, ended June 2001. As part of the 1999 acquisition, BICC plc agreed to indemnify General Cable against environmental liabilities existing at the date of the closing of the purchase of the business. The Company has agreed to indemnify Pirelli, Raychem HTS, Canada, Inc. and Southwire Company against certain environmental liabilities arising out of the operation of the divested businesses prior to the sale. However, the indemnity the Company received from BICC plc related to the business sold to Pirelli terminated upon the sale of those businesses to Pirelli. While it is difficult to estimate future environmental liabilities, the Company does not currently anticipate any material adverse effect on results of operations, cash flows or financial position as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs.
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
The notional amounts and fair values of these financial instruments at September 30, 2005 and December 31, 2004 are shown below (in millions). The carrying amount of the financial instruments was a net asset of $6.7 million at September 30, 2005 and $2.2 million at December 31, 2004.

	SEP. 30, 2005		DEC. 31, 2004
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Interest rate swap	$9.0	$(0.5)	$9.0	$(0.7)
Foreign currency forward exchange	37.6	(0.1)	33.6	(0.6)
Commodity futures	39.8	7.3	48.8	3.5

		$6.7		$2.2

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

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and errors in financial reporting or instances of fraud, if any, within the Company have been prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
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
Changes in Internal Control Over Financial Reporting
Management, with oversight from the Audit Committee, has been aggressively addressing the material weaknesses disclosed in its amended Form 10-K and is committed to effectively remediating known weaknesses as expeditiously as possible. To address the identified material weaknesses, the Company has implemented remediation plans, including the following:
•	The Company has added personnel with technical accounting expertise;

•	The Company has performed a substantial amount of work on formalizing, implementing and enforcing new and updated policies and procedures in several material areas of accounting;

•	The Company has implemented increased levels of review of complex and judgmental accounting issues with a greater focus on evidentiary support for controls processes;

•	The Company has realigned job responsibilities and restricted information system access, as well as adding other mitigating controls such as exception reports, to eliminate segregation of duties issues;

•	The Company has implemented enhanced shipment reporting and accounting procedures to ensure proper accounting cut-off;

•	The Company has formalized and enhanced its monitoring of when title passes in all purchase transactions;

•	The Company has implemented additional controls over accruing for non-purchase order based transactions;

•	The Company has improved the interim and annual review and reconciliation process for certain key account balances;

•	The Company has refined procedures over accounting for fixed assets;

•	And the Company has implemented additional controls over the accounting for finished goods on consignment at customer locations.
Management has concluded that there have been changes made in the Company’s internal controls over financial reporting in connection with its third quarter evaluation that would materially affect, or are reasonably likely to materially affect, its internal control over financial reporting. Management further believes that the changes described above will serve to strengthen the Company’s internal control over financial reporting. However, control weaknesses will not be considered remediated until new internal controls over financial reporting are fully implemented and fully operational for a period of time and are tested, and management and its independent registered public accounting firm conclude that these controls are operating effectively. This process is expected to be completed by December 31, 2005, and management expects to report very substantial improvements in the effectiveness of the design and operation of the Company’s disclosure controls and procedures in the Company’s 2005 Annual Report on Form 10-K.
PART II. Other Information
Item 6. Exhibits
     a) Exhibits

12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) or 15d – 14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) or 15d – 14(a)
32.1	Certification pursuant to 18 U.S.C. Section 1350

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Cable Corporation
Signed: November 7, 2005	By:	/s/ CHRISTOPHER F. VIRGULAK
Christopher F. Virgulak
Executive Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)