Form 10-Q/A
period 2005-04-01
GENERAL CABLE CORP /DE/
filed 2005-12-08
CIK 886035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1-12983
GENERAL CABLE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	06-1398235

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 Tesseneer Drive
Highland Heights, KY	41076-9753

(Address of principal executive offices)	(Zip Code)

(859) 572-8000

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)
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

Explanatory Note
     General Cable Corporation (the “Company”) is filing this Amendment No. 1 (the “Form 10-Q/A”) to the quarterly report on Form 10-Q (the “Form 10-Q”) for the fiscal quarter ended April 1, 2005 solely to revise Item 4 of Part I of the Form 10-Q. There were no other changes to the Form 10-Q included in this Form 10-Q/A other than the previously described changes to Item 4 of Part I and certain changes correcting the format of the cover page of the Form 10-Q. The Company updated the signature page and Exhibits 31.1 and 31.2 included in this Form 10-Q/A.

GENERAL CABLE CORPORATION
INDEX TO QUARTERLY REPORT
ON FORM 10-Q/A
(Amendment No. 1)

PART I – Financial Information
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. The Company periodically reviews the design and effectiveness of its disclosure controls and internal control over financial reporting. The Company makes modifications to improve the design and effectiveness of its disclosure controls and internal control structure, and may take other corrective action, if its reviews identify a need for such modifications or actions. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.
     A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and errors in financial reporting or instances of fraud, if any, within the Company have been prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
     In connection with the preparation of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2005, as of April 1, 2005, an evaluation (the “Quarterly Evaluation”) was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). In connection with the preparation of the Company’s 2004 Annual Report on Form 10-K, the Company concluded that control deficiencies in its internal control over financial reporting as of December 31, 2004 constituted material weaknesses within the meaning of the Public Company Accounting Oversight Board’s Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements. The material weaknesses identified by the Company were disclosed in its amended 2004 Annual Report on Form 10-K (the “Amended Form 10-K”) which was filed with the SEC on April 29, 2005. Although the Company is continuing to address the identified material weaknesses, based on the Quarterly Evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of April 1, 2005.

Changes in Internal Control Over Financial Reporting
     Management, with oversight from the Audit Committee, has been aggressively addressing the material weaknesses disclosed in its Amended Form 10-K and is committed to effectively remediating known weaknesses as expeditiously as possible. Although the Company’s remediation efforts are well underway, control weaknesses will not be considered remediated until new internal control over financial reporting is implemented and operational for a period of time and is tested, and management and its independent registered public accounting firm conclude that the new internal control over financial reporting is operating effectively. Management has therefore concluded that there have been no changes made in the Company’s internal control over financial reporting in connection with its Quarterly Evaluation that would materially affect, or are reasonably likely to materially affect, its internal control over financial reporting.

2

PART II – Other Information
Item 6. Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) or 15d – 14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) or 15d – 14(a)

3

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Cable Corporation
Date: December 7, 2005	By:	/s/ Christopher F. Virgulak
Christopher F. Virgulak
Executive Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)

4