Form 10-Q/A
period 2005-07-01
GENERAL CABLE CORP /DE/
filed 2005-12-08
CIK 886035

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

Explanatory Note
     General Cable Corporation (the “Company”) is filing this Amendment No. 1 (the “Form 10-Q/A”) to the quarterly report on Form 10-Q (the “Form 10-Q”) for the fiscal quarter ended July 1, 2005 solely to revise Item 4 of Part I of the Form 10-Q. There were no other changes to the Form 10-Q included in this Form 10-Q/A other than the previously described changes to Item 4 of Part I and certain changes correcting the format of the cover page of the Form 10-Q. The Company updated the signature page and Exhibits 31.1 and 31.2 included in this Form 10-Q/A.

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
     In connection with the preparation of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2005, as of July 1, 2005, an evaluation (the “Quarterly Evaluation”) was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). In connection with the preparation of the Company’s 2004 Annual Report on Form 10-K, the Company concluded that control deficiencies in its internal control over financial reporting as of December 31, 2004 constituted material weaknesses within the meaning of the Public Company Accounting Oversight Board’s Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements. The material weaknesses identified by the Company were disclosed in its amended 2004 Annual Report on Form 10-K (the “Amended Form 10-K”) which was filed with the SEC on April 29, 2005. Although the Company is continuing to address the identified material weaknesses, based on the Quarterly Evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of July 1, 2005.

Changes in Internal Control Over Financial Reporting
     Management, with oversight from the Audit Committee, has been aggressively addressing the material weaknesses disclosed in its Amended Form 10-K and is committed to effectively remediating known weaknesses as expeditiously as possible. To address the identified material weaknesses, the Company has begun implementing remediation plans, including the following:
•	The Company has added personnel with technical accounting expertise;

•	The Company has initiated and performed a substantial amount of work on formalizing, implementing and enforcing new and updated policies and procedures in several material areas of accounting;

•	The Company has proposed and is implementing increased levels of review of complex and judgmental accounting issues with a greater focus on evidentiary support for controls processes;

•	The Company has realigned job responsibilities and restricted information system access, as well as adding other mitigating controls such as exception reports, to eliminate segregation of duties issues;

•	The Company has implemented enhanced shipment reporting and accounting procedures to ensure proper accounting cut-off;

•	The Company has formalized and enhanced its monitoring of when title passes in all purchase transactions;

•	The Company has implemented additional controls over accruing for non-purchase order based transactions;

•	The Company has improved the interim and annual review and reconciliation process for certain key account balances;

•	The Company has refined procedures over accounting for fixed assets; and

•	The Company has implemented additional controls over the accounting for finished goods on consignment at customer locations.
     Management has concluded that there have been changes made in the Company’s internal control over financial reporting in connection with its Quarterly Evaluation that would materially affect, or are reasonably likely to materially affect, its internal control over financial reporting. Management further believes that the changes described above will serve to strengthen the Company’s internal control over financial reporting. However, control weaknesses will not be considered remediated until new internal control over financial reporting is implemented and operational for a period of time and is tested, and management and its independent registered public accounting firm conclude that the new internal control over financial reporting is operating effectively.

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