Form 10-K
period 2005-12-31
GENERAL CABLE CORP /DE/
filed 2006-03-15
CIK 886035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___.
Commission file number: 1-12983
GENERAL CABLE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	06-1398235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 Tesseneer Drive
Highland Heights, KY	41076-9753
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (859) 572-8000
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the registrant was $575.8 million at July 1, 2005 (based upon non-affiliate holdings of 38,698,194 shares and a market price of $14.88 per share).
As of March 1, 2006, there were 50,228,749 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE :
Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2005 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

GENERAL CABLE CORPORATION
INDEX TO ANNUAL REPORT
ON FORM 10-K

PART I.
Item 1. Business
General Cable Corporation (the Company) is a leading global developer and manufacturer in the wire and cable industry. The Company’s operations are divided into three main segments: energy, industrial & specialty and communications. Energy cable products include low-, medium- and high-voltage power distribution and power transmission products for overhead and buried applications. Industrial & specialty wire and cable products conduct electrical current for industrial, OEM, commercial and residential power and control applications. Communications wire and cable products transmit low-voltage signals for voice and data applications. The Company has a leading market position in each of the segments in which it competes due to product, geographic and customer diversity and the Company’s ability to operate as a low cost provider. The Company sells a wide variety of copper, aluminum and fiber optic wire and cable products, which it believes represents the most diversified product line of any U.S. manufacturer. As a result, the Company is able to offer its customers a single source for most of their wire and cable requirements. The Company manufactures its product lines in 28 facilities and sells its products worldwide through its operations in North America, Europe and Asia Pacific. Technical expertise and implementation of Lean Six Sigma strategies have contributed to the Company’s ability to maintain its position as a low cost provider.
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
Products and Markets
In December of 2005, as a result of both external market changes, including a shift in customer base, and internal management changes, management of the Company made a decision to change the classification of the Wire Harness & Assemblies (WH&A) business and the Carol® Electronics business from the Communications segment to the Industrial & Specialty segment for external reporting purposes. The changes represent only reclassifications between segments and do not change the Company’s consolidated net sales, operating income, identifiable assets, capital expenditures, or depreciation expense as reported in previous quarterly and annual filings. To see the effects of the segment restatements on previously reported historical results, see Footnote 19 in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. All operating segment information from prior periods presented in this document has been restated to reflect the segment reclassifications. All annual 2005 segment information incorporates the new classifications discussed above.

Financial information for each of the Company’s three main operating segments is summarized below, in millions of dollars:

	Year Ended December 31,
	2005		2004		2003
	Amount	%	Amount	%	Amount	%
Net sales:
Energy	$849.6	36%	$705.7	36%	$560.2	37%
Industrial & Specialty	989.8	42%	810.5	41%	602.4	39%
Communications	541.4	22%	454.5	23%	375.8	24%

Total net sales	$2,380.8	100%	$1,970.7	100%	$1,538.4	100%

Operating income (loss):
Energy	$65.9	56%	$39.8	57%	$38.0	71%
Industrial & Specialty	37.4	32%	27.6	40%	11.5	21%
Communications	13.8	12%	2.0	3%	4.4	8%

Subtotal	117.1	100%	69.4	100%	53.9	100%

Corporate charges	(18.6)		(12.9)		(8.2)

Total operating income	$98.5		$56.5		$45.7

	December 31,
	2005	2004
Total assets:
Energy	$473.7	$350.6
Industrial & Specialty	580.8	442.0
Communications	301.8	303.3
Corporate	166.9	143.4

Total assets	$1,523.2	$1,239.3

The operating loss included in corporate for 2005 consisted of $18.6 million related to the rationalization of certain of the Company’s communications cable manufacturing facilities, which includes a $(0.5) million gain from the sale of a previously closed manufacturing plant. The operating loss included in corporate for 2004 consisted of $7.1 million related to the rationalization of certain of the Company’s industrial cable manufacturing facilities, $1.5 million for remediation costs of a former manufacturing facility, $2.4 million related to the unwinding of the former fiber optics joint venture and $1.9 million related to the write-off of goodwill. The operating loss included in corporate for 2003 consisted of $7.6 million related to the rationalization of certain of the Company’s industrial cable manufacturing facilities and $2.7 million for severance related to headcount reductions of approximately 110 associates in the Company’s European operations. These charges were partially offset by $2.1 million of income resulting from the reversal of unutilized restructuring reserves related to the closure in prior years of North American manufacturing facilities. The Company has recorded the operating items discussed above in the corporate segment rather than reflect such items in the energy, industrial & specialty or communications segments operating income because they are not considered in the operating performance evaluation of the energy, industrial & specialty or communications segments by the Company’s chief operating decision-maker, its Chief Executive Officer.
Corporate assets included cash, deferred income taxes, certain property, including property held for sale and prepaid expenses and other current and non-current assets. The property held for sale consists of real property remaining from the Company’s closure of certain manufacturing operations in the amount of $3.1 million at December 31, 2005 and $4.3 million at December 31, 2004. These properties are actively being marketed for sale. Depreciation on corporate property has been allocated to the operating segments.

The principal products, markets, distribution channels and end-users of each of the Company’s product categories are summarized below:

Product Category	Principal Products	Principal Markets	Principal End-Users
Energy
Utility	Low-Voltage, Medium-Voltage Distribution; Bare Overhead Conductor; High-Voltage Transmission Cable	Power Utility	Investor-Owned Utility Companies; State and Local Public Power Companies; Rural Electric Associations; Contractors
Industrial & Specialty
Instrumentation, Power, Control and Specialty	Rubber and Plastic-Jacketed Wire and Cable; Power and Industrial Cable; Instrumentation and Control Cable	Industrial Power and Control; Utility/Marine/Transit; Military; Mining; Oil and Gas; Industrial; Power Generation; Infrastructure; Residential Construction	Industrial Consumers; Contractors; OEMs; Military Customers; Telecommunication System Operators
Automotive	Ignition Wire Sets	Automotive Aftermarket	Consumers
Electronics	Multi-Conductor; Coaxial; Sound, Security/Fire Alarm Cable	Building Management; Entertainment; Equipment Control	Contractors; Consumers
Assemblies	Cable Harnesses; Connector Cable	Industrial Equipment; Medical Equipment; Military	Industrial Equipment Manufacturers; Military Customers
Communications
Outside Voice and Data (Telecommunications)	Outside Plant Telecommunications Exchange Cable; Outside Service Wire	Telecom Local Loop	Telecommunications System Operators
Data Communications	Multi-Conductor/Multi-Pair; Fiber Optic; Shipboard; Military Fiber Cable	Computer Networking and Multimedia Applications	Contractors; OEMs; Systems Integrators; Systems Operators; Military Customers
The Company operates its businesses globally, with 66% of net sales in 2005 generated from North American operations and 34% generated from International operations.
Industry and Market Overview
The wire and cable industry is competitive, mature and cost driven. In many business segments, there is little differentiation among industry participants from a manufacturing or technology standpoint. During 2004 and continuing throughout 2005, the Company’s end markets have continued to demonstrate improvement from the low points of demand experienced in 2003. There has been significant merger and acquisition activity which, the Company believes, may lead to a reduction in the deployment of inefficient, high cost capacity in the industry. Wire and cable products are relatively low value added, higher weight (and therefore relatively expensive to transport) and often subject to regional or country specifications. The wire and cable industry is raw materials intensive with copper and aluminum comprising the major cost components for cable products. Changes in the cost of copper and aluminum are generally passed through to the customer, although there can be timing delays of varying lengths depending on the volatility in metal prices, the type of product, competitive conditions and particular customer arrangements.
Energy
The energy market consists of low-, medium- and high-voltage power distribution and power transmission products for overhead and buried applications. Growth in this market will be largely dependent on the investment policies of electric utilities, infrastructure improvement and the growing energy needs of emerging economies in Asia, the Middle East and Africa. The Company believes that the increase in electricity consumption in North America has outpaced the rate of utility investment in power cables. As a result, the Company believes the average age of power transmission cables has increased, the current electric transmission infrastructure needs to be upgraded and the transmission grid is near capacity. In addition, the 2003 power outages in the U.S., Canada and Europe emphasized the need to upgrade the power transmission infrastructure used by electric utilities, which may, over time, cause an increase in demand for the Company’s energy products. In addition, tax legislation was passed in the United States in 2004 which included the renewal of tax credits for producing power from wind. This may also cause an increase in demand for the Company’s products as the Company is a significant manufacturer of wire and cable used in wind farms. Also, the passage of energy legislation in the United States in 2005 that is aimed at improving the transmission grid infrastructure and the reliability of power availability may increase demand for the Company’s transmission and distribution cables over time. An increase in the volume of energy segment sales in combination with increased selling prices is already occurring and leading to improvements in energy segment operating margins.
The Company is a leader in the supply of energy cables to the North America electric utility industry. The business manufactures low- and medium-voltage aluminum and copper distribution cable, bare overhead aluminum conductor and high-voltage transmission cable. Bare transmission cables are utilized by utilities in the transmission grid to provide electric power from the power generating stations to the distribution sub-stations. Medium-voltage energy cables are utilized in the primary distribution infrastructure to bring the power from the distribution sub-stations to the transformers. Demand for both bare aluminum transmission cable and medium-voltage distribution cable increased strongly during 2005. Low-voltage energy cables are utilized in the secondary distribution infrastructure to take the power from the transformers to the end-user’s meter.
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
The Company’s European energy cables business is headquartered in Barcelona, Spain and is a strong regional wire and cable manufacturer in Europe. The business utilizes its broad product offering and its low cost manufacturing platform to grow the business. The business has also benefited from its competitors ongoing withdrawal of medium-voltage cable manufacturing capacity from the European market and from the trend in Europe to install power cables underground, which requires more highly engineered cables. In addition, the Company’s recent acquisition of Silec®, the wire and cable manufacturing business of SAFRAN SA, will benefit the continued growth of the Company’s energy segment in Europe by expanding the Company’s high-voltage and extra high-voltage product offering while also strengthening the Company’s material science, energy connectivity and systems integration expertise.
Industrial & Specialty
The industrial & specialty market consists of wire and cable products that conduct electrical current for industrial, OEM, commercial and residential power and control applications. The principal product categories in this market are portable cord, industrial cables, automotive products, electronics cables and cable harnesses.
The global market for industrial & specialty cable products has many niches. Sales in North America are heavily influenced by the level of industrial construction spending. The Company saw strengthening demand throughout 2005 as a direct result of a strong turnaround in industrial construction spending in North America. This segment has also experienced increased demand for marine, mining and oil and gas exploration products as well as portable power cords. Growth in the industrial & specialty markets will be largely dependent upon new industrial construction, the level of coal, oil and alternative energy exploration and extraction, investment in capital equipment and vehicle after-market maintenance spending.
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
The Company’s industrial & specialty products sold under the “Brand Rex” name include low-voltage and data transmission cables, rail and mass transit cables, shipboard cables, off-shore cables and other industrial cables. Industrial & specialty products also include cables that meet low-smoke, zero-halogen requirements in Europe. Primary uses for these products include various applications within power generating stations, marine, oil and gas, transit/locomotive, OEMs, machine builders, medical imaging, shipboard, aerospace industries, space flight and aircraft markets. Shipboard cables sold by the Company hold a leading position with the U.S. Navy. The Company’s Polyrad XT® marine wire and cable products also provide superior properties and performance levels that are necessary for heavy-duty industrial applications to both onshore and offshore platforms, ships and oil rigs.
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
Electronics. Electronics products include multi-conductor, multi-pair, coaxial, hook-up, audio and microphone cables, speaker and television lead wire, and high temperature and shielded electronic wire. Primary uses for these products are various applications within the commercial, industrial instrumentation and control and residential markets. These markets require a broad range of multi-conductor products for applications involving programmable controllers, robotics, process control and computer integrated manufacturing, sensors and test equipment, as well as cable for fire alarm, smoke detection, sprinkler control, entertainment and security systems.
OEM Products. Assemblies are used in industrial control applications as well as medical equipment and military applications. These assemblies are used in such products as data processing equipment, diagnostic imaging equipment, office machines and industrial machinery. The Company’s industrial instrumentation and control products are sold primarily through distributors and agents.
Communications
The communications market consists of wire and cable products that transmit low-voltage signals for voice and data applications. The principal product categories are:
•	Outside voice and data products — wire and cable products for voice, data and video transmission applications; and
•	Data communication products — high-bandwidth twisted copper and fiber optic cables and multiconductor cables for customer premises, local area networks and telephone company central offices.
During the early part of this decade, sales of communications wire and cable products decreased, primarily as a result of the significant decline from historic spending levels for outside plant telecommunications cables and a weak market for switching/local area networking cables. The Company has benefited from the consolidation of competitors during 2004 and will also benefit from the substantially completed closure of its Bonham, Texas and Dayville, Connecticut facilities which will allow the Company to better utilize its communications manufacturing assets. Growth in this market will be largely dependent upon the level of information technology spending on network infrastructure and capital spending by the Regional Bell Operating Companies, or RBOC’s, on maintenance, repair and expansion of their copper cable infrastructure. During 2005, overall demand for communications wire and cable products from the RBOC’s has declined. However, increases in enterprise networking cable sales, as part of the Company’s new go-to-market strategy, has helped offset the decline in RBOC sales. An increase in sales in the commercial and export markets and increased sales of service wire has made a positive impact as well. The Company anticipates, based on regulatory announcements, further deployment of fiber optic products into the telephone network. Increased spending by the telephone companies on fiber deployment may negatively impact their purchases of the Company’s copper based telecommunications cable products. However, this impact may be somewhat mitigated in that the Company believes it will benefit from the further investment in fiber broadband networks as some of its customers will most likely need to upgrade a portion of their copper network to support the fiber network.
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
Data Communications Products. Data communications products are high-bandwidth twisted pair copper and fiber optic cable for the customer premise, local area networks, central office and OEM telecommunications equipment markets. Customer premise products are used for wiring at subscriber premises, and include computer, riser rated and plenum rated wire and cable. Riser cable runs between floors and plenum cable runs in air spaces, primarily above ceilings in non-residential structures. Local area network cables run between computers along horizontal raceways and in backbones between servers. Central office products interconnect components within central office switching systems and public branch exchanges. The Company sells data communications products primarily through a direct sales force. The market for data communications products has been adversely affected by a decrease in information technology spending. However, this decrease has been partially offset by continued spending in this market on maintenance and repair.
Geographic Groups
General Cable analyzes its worldwide operations in two geographic groups: 1) North America and 2) International. The following table sets forth net sales, operating income and total long-lived assets by geographic group for the periods presented, in millions of dollars:

	Fiscal Year Ended December 31,
	2005		2004		2003
	Amount	%	Amount	%	Amount	%
Net sales:
North America	$1,573.2	66%	$1,300.6	66%	$1,074.2	70%
International	807.6	34%	670.1	34%	464.2	30%

Total net sales	$2,380.8	100%	$1,970.7	100%	$1,538.4	100%

Operating income (loss):
North America	$54.0	46%	$17.1	25%	$5.6	10%
International	63.1	54%	52.3	75%	48.3	90%

Subtotal	117.1	100%	69.4	100%	53.9	100%

Corporate charges	(18.6)		(12.9)		(8.2)

Total operating income	$98.5		$56.5		$45.7

	December 31,
	2005	2004
Total long-lived assets:
North America	$206.4	$213.4
International	160.0	142.6

Total long-lived assets	$366.4	$356.0

The Company believes that it is the largest participant in its served markets in the North American market. The Company’s European business is headquartered in Barcelona, Spain, and has three manufacturing facilities in the Barcelona area, a manufacturing facility near Lisbon, Portugal, a manufacturing facility in Luanda, Angola, the recently acquired manufacturing campus of Silec® in Montereau, France and a plant in Brazil. The Company also operates distribution facilities throughout Europe. The main markets served are Spain, Portugal, France, the United Kingdom, Norway, Belgium and Brazil, with approximately 92% of sales generated in the European market and the remaining 8% representing export sales, excluding Silec® sales. Over 90% of net sales in Europe and Asia Pacific are derived from energy and industrial and specialty cable sales. The Company’s Asia Pacific business consists of a regional headquarters and manufacturing facility in Christchurch, New Zealand, a joint venture manufacturing facility in Fiji, sales offices in New Zealand and Australia and warehousing and distribution facilities in Australia. The business offers a broad product range in the energy, communications and electrical markets principally serving New Zealand, Australia, Fiji and the Pacific Islands with certain products also sold into Asia.
Competition
The markets for all of the Company’s products are highly competitive, and the Company experiences competition from several competitors within each market. The Company believes that it has developed strong customer relations as a result of its ability to supply customer needs across a broad range of products, its commitment to quality control and continuous improvement, its continuing investment in information technology, its emphasis on customer service and its substantial product and distribution resources.
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
Raw Materials
The principal raw material used by General Cable in the manufacture of its wire and cable products is copper. The Company purchases copper from several major domestic and foreign producers, generally through annual supply contracts. Copper is available from many sources, however, any unanticipated problems with the Company’s copper rod suppliers could negatively affect the Company’s business. In 2005, the Company’s largest supplier of copper rod accounted for approximately 66% of its North American copper purchases.
In North America, the Company has centralized the purchasing of its copper, aluminum and other significant raw materials to capitalize on economies of scale and to facilitate the negotiation of favorable purchase terms from suppliers. The price of copper and aluminum has historically been subject to considerable volatility. The Company generally passes changes in copper and aluminum prices along to its customers, although there are timing delays of varying lengths depending upon the volatility in copper and aluminum prices, the type of product, competitive conditions and particular customer arrangements. A significant portion of the Company’s energy and communications business and, to a lesser extent, the Company’s industrial business has metal escalators written into customer contracts under a variety of price setting and recovery formulas. The remainder of the Company’s business requires that the cost of higher metal prices be recovered through negotiated price increases with customers. In these instances, the ability to increase the Company’s selling prices may lag the movement in metal prices by a period of time as the customer price increases are implemented. As a result of this and a number of other practices intended to match copper and aluminum purchases with sales, profitability over time has historically not been significantly affected by changes in copper and aluminum prices, although 2003 and 2004 profitability did suffer due to high unrecovered raw material costs. General Cable does not engage in speculative metals trading or other speculative activities.
Other raw materials utilized by the Company include nylon, polyethylene resin and compounds and plasticizers, fluoropolymer compounds, optical fiber and a variety of filling, binding and sheathing materials. In 2005, the Company produced approximately 25% of its PVC compound requirements for its North American operations. The Company believes that all of these materials are available in sufficient quantities through purchases in the open market.

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
Although in the aggregate these patents and trademarks are of considerable importance to the manufacturing and marketing of many of the Company’s products, the Company does not consider any single patent or trademark or group of patents or trademarks to be material to its business as a whole. While the Company occasionally obtains patent licenses from third parties, none are deemed to be material. Trademarks which are considered to be generally important are General Cable®, Anaconda®, BICC®, Helix®, Silec®, and Carol®, and the Company’s triad symbol. The Company believes that its products bearing these trademarks have achieved significant brand recognition within the industry.
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
Advertising Expense
Advertising expense consists of expenses relating to promoting the Company’s products, including trade shows, catalogs, and e-commerce promotions, and is charged to expense when incurred. Advertising expense was $6.4 million, $5.4 million and $4.7 million in 2005, 2004 and 2003, respectively.
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

During 1999, the Company acquired the worldwide energy cable and cable systems business of Balfour Beatty plc, previously known as BICC plc. As part of this acquisition, the seller agreed to indemnify the Company against environmental liabilities existing at the date of the closing of the purchase of the business. The indemnity is for an eight-year period ending in 2007, while the Company operates the businesses, subject to certain sharing of losses (with BICC plc covering 95% of losses in the first three years, 80% in years four and five and 60% in the remaining three years). The indemnity is also subject to the overall indemnity limit of $150 million, which applies to all warranty and indemnity claims in the transaction. In addition, BICC plc assumed responsibility for cleanup of certain specific conditions at various sites operated by the Company and cleanup is mostly complete at these sites. In the sale of the businesses to Pirelli in August 2000, the Company generally indemnified Pirelli against any environmental liabilities on the same basis as BICC plc indemnified it in the earlier acquisition. However, the indemnity the Company received from BICC plc relating to the European businesses sold to Pirelli terminated upon the sale of those businesses to Pirelli. In addition, the Company generally indemnified Pirelli against other claims relating to the prior operation of the business. Pirelli has asserted claims under this indemnification. The Company is continuing to investigate and defend against these claims and believes that the reserves currently included in the Company’s balance sheet are adequate to cover any obligations it may have.
General Cable has agreed to indemnify Raychem HTS Canada, Inc. against certain environmental liabilities arising out of the operation of the business it sold to Raychem HTS Canada, Inc. prior to its sale. The indemnity generally is for a five year period from the closing of the sale, which ends in April 2006, and is subject to an overall limit of $60 million. At this time, there are no claims outstanding under this indemnity.
General Cable has also agreed to indemnify Southwire Company against certain environmental liabilities arising out of the operation of the business it sold to Southwire prior to its sale. The indemnity is for a ten year period from the closing of the sale, which ends in the fourth quarter of 2011, and is subject to an overall limit of $20 million. At this time, there are no claims outstanding under this indemnity.
While it is difficult to estimate future environmental liabilities accurately, the Company does not currently anticipate any material adverse effect on its results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs of the sites discussed above.
Employees
At December 31, 2005, approximately 7,300 persons were employed by General Cable, and collective bargaining agreements covered approximately 4,400 employees, or 60% of total employees, at various locations around the world. During the five calendar years ended December 31, 2005, the Company experienced two strikes in North America and one strike in Asia Pacific all of which were settled on satisfactory terms. There were no other major strikes at any of the Company’s facilities during the five years ended December 31, 2005. The only strike that occurred in 2005 was at the Company’s Lincoln, Rhode Island manufacturing facility, and it lasted approximately two weeks. In the United States and Canada, union contracts will expire at one facility in 2006 and two in 2007 representing approximately 2% and 3%, respectively, of total employees as of December 31, 2005. In Europe, Mexico and Asia Pacific, labor agreements are generally negotiated on an annual or bi-annual basis. The Company believes that its relationships with its employees are good.
Executive Officers of the Registrant
The following table sets forth certain information concerning the executive officers of General Cable on February 1, 2006.

Name	Age	Position
Gregory B. Kenny	53	President, Chief Executive Officer and Class II Director
Christopher F. Virgulak	50	Executive Vice President and Chief Financial Officer
Robert J. Siverd	57	Executive Vice President, General Counsel and Secretary
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
     Mr. Virgulak has been Executive Vice President and Chief Financial Officer since October 2002 and also served as Treasurer until February 2006. From June 2000 to October 2002, he was Executive Vice President and Chief Financial Officer. He served as Executive Vice President, Chief Financial Officer and Treasurer from March 1997 to June 2000. From

October 1994 until March 1997, he was Executive Vice President, Chief Financial Officer and Treasurer of the predecessor company.
     Mr. Siverd has served as Executive Vice President, General Counsel and Secretary of General Cable since March 1997. From July 1994 until March 1997, he was Executive Vice President, General Counsel and Secretary of the predecessor company.
Item 1A. Risk Factors
Unless the context indicates otherwise, all references to “we”, “us”, “our” in this Item 1A. “Risk Factors” refer to the Company. We are subject to a number of risks listed below, which could have a material adverse effect on our financial condition, results of operations and value of our securities.
Certain statements in the 2005 Annual Report on Form 10-K including, without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures and our or management’s beliefs, expectations or opinions, are forward-looking statements, and as such, we desire to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995. Our forward-looking statements should be read in conjunction with our comments on Page 22 of this report under the heading, “Disclosure Regarding Forward-Looking Statements.” Actual results may differ materially from those statements as a result of factors, risks and uncertainties over which we have no control. Such factors include, but are not limited to, the risks and uncertainties discussed below.
•	Our net sales, net income and growth depend largely on the economic strength of the geographic markets that we serve, and if these markets become weaker, we could suffer decreased sales and net income.
Many of our customers use our products as components in their own products or in projects undertaken for their customers. Our ability to sell our products is largely dependent on general economic conditions, including how much our customers and end-users spend on information technology, new construction and building, maintaining or reconfiguring their communications network, industrial manufacturing assets and power transmission and distribution infrastructures. In the early 2000’s, many companies significantly reduced their capital equipment and information technology budgets, and construction activity that necessitates the building or modification of communication networks and power transmission and distribution infrastructures slowed considerably as a result of a weakening of the U.S. and foreign economies. As a result, our net sales and financial results declined significantly in those years. Beginning in 2004 and continuing throughout 2005, we have seen an improvement in these markets; however, if they were to weaken, we could suffer decreased sales and net income.
•	The markets for our products are highly competitive, and if we fail to invest in product development, productivity improvements and customer service and support, the sale of our products could be adversely affected.
The markets for copper, aluminum and fiber optic wire and cable products are highly competitive, and some of our competitors may have greater financial resources than ours. We compete with at least one major competitor with respect to each of our business segments. Many of our products are made to common specifications and therefore may be fungible with competitors’ products. Accordingly, we are subject to competition in many markets on the basis of price, delivery time, customer service and our ability to meet specific customer needs.
We believe that competitors will continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. We expect that we will be required to continue to invest in product development, productivity improvements and customer service and support in order to compete in our markets. Furthermore, an increase in imports of products competitive with our products could adversely affect our sales.
•	Our business is subject to the economic, political and other risks of maintaining facilities and selling products in foreign countries.
During the year ended December 31, 2005, approximately 34% of our sales and approximately 48% of our assets were in markets outside North America. Our operations outside North America generated approximately $75.6 million of our cash flows from operations and the North American operations generated $45.4 million of cash flows from operations during this period. Our financial results may be adversely affected by significant fluctuations in the value of the U.S. dollar against foreign currencies or by the enactment of exchange controls or foreign governmental or regulatory restrictions on the transfer of funds. In addition, negative tax consequences relating to repatriating certain foreign currencies, particularly cash generated by our operations in Spain, may adversely affect our cash flows. Furthermore, our foreign operations are subject to risks inherent in maintaining operations abroad, such as economic and political destabilization, international conflicts, restrictive actions by foreign governments, nationalizations, changes in regulatory requirements, the difficulty of effectively managing diverse global operations, adverse foreign tax laws and the threat posed by potential international disease pandemics in countries that do not have the resources necessary to deal with such outbreaks.
•	Changes in industry standards and regulatory requirements may adversely affect our business.
As a manufacturer and distributor of wire and cable products, we are subject to a number of industry standard-setting authorities, such as Underwriters Laboratories, the Telecommunications Industry Association, the Electronics Industries Association and the Canadian Standards Association. In addition, many of our products are subject to the requirements of federal, state and local or foreign regulatory authorities. Changes in the standards and requirements imposed by such authorities could have an adverse effect on us. In the event that we are unable to meet any such standards when adopted, our business could be adversely affected.
In addition, changes in the legislative environment could affect the growth and other aspects of important markets served by us. In September 2005, President George W. Bush signed into law the Energy Policy Act of 2005. This law was enacted to establish a comprehensive, long-range national energy policy. Among other things, it provides tax credits and other incentives for the production of traditional sources of energy, as well as alternative energy sources, such as wind, wave, tidal and geothermal power generation systems. Although we are studying the impact that this legislation may have on us and our financial results, we cannot presently predict this impact. We also cannot predict the impact, either positive or negative, that changes in laws or industry standards that may be adopted in the future could have on our financial results, cash flows or financial position.
•	Advancing technologies, such as fiber optic and wireless technologies, may make some of our products less competitive.
Technological developments could have a material adverse effect on our business. For example, a significant decrease in the cost and complexity of installation of fiber optic systems or an increase in the cost of copper-based systems could make fiber optic systems superior on a price performance basis to copper systems and may have a material adverse effect on our business. While we do manufacture and sell fiber optic cables, any erosion of our sales of copper cables due to increased market demand for fiber optic cables would most likely not be offset by an increase in sales of our fiber optic cables.
Also, advancing wireless technologies, as they relate to network and communications systems, may represent an alternative to certain copper cables we manufacture and reduce customer demand for premise wiring. Traditional telephone companies are facing increasing competition within their respective territories from, among others, voice over Internet protocol, or “VoIP,” providers and wireless carriers. Wireless communications depend heavily on a fiber optic backbone and do not depend as much on copper-based systems. An increase in the acceptance and use of VoIP and wireless technology, or introduction of new wireless or fiber-optic based technologies, may have a material adverse effect on the marketability of the our products and our profitability. If wireless technology were to significantly erode the markets for copper-based systems, our sales of copper premise cables could face downward pressure.
•	Volatility in the price of copper and other raw materials, as well as fuel and energy, could adversely affect our businesses.
The costs of copper and aluminum, the most significant raw materials we use, have been subject to considerable volatility over the years. Volatility in the price of copper, aluminum, polyethylene, petrochemicals, and other raw materials, as well as fuel, natural gas and energy, will in turn lead to significant fluctuations in our cost of sales. Additionally, sharp increases in the price of copper can also reduce demand if customers decide to defer their purchases of copper wire and cable products or seek to purchase substitute products. Moreover, we do not engage in activities to hedge the underlying value of our copper and aluminum inventory. Although we attempt to reflect copper and other raw material price changes in the selling price of our products, there is no assurance that we can do so successfully or at all in the future.
•	Interruptions of supplies from our key suppliers may affect our results of operations and financial performance.
Interruptions of supplies from our key suppliers, including as a result of such natural catastrophes as Hurricanes Katrina and Rita, could disrupt production or impact our ability to increase production and sales. During 2003, our copper rod mill plant produced approximately 62% of the copper rod used in our North American operations, and two suppliers provided an aggregate of approximately 68% of our North American copper purchases. During the second quarter of 2004, our rod mill facility ceased operations. All copper rod used in our North American operations is now externally sourced; our largest supplier of copper rod accounted for approximately 66% of our North American purchases in 2005. Any unanticipated problems with our copper rod suppliers could have a material adverse effect on our business. Additionally, we use a limited number of sources for most of the other raw materials that we do not produce. We do not have long-term or volume purchase agreements with most of our suppliers, and may have limited options in the short-term for alternative supply if these suppliers fail to continue the supply of material or components for any reason, including their business failure, inability to obtain raw materials or financial difficulties. Moreover, identifying and accessing alternative sources may increase our costs.
•	Failure to negotiate extensions of our labor agreements as they expire may result in a disruption of our operations.
As of December 31, 2005, approximately 60% of our employees were represented by various labor unions. During the five calendar years ended December 31, 2005 we have experienced only three strikes, which were settled on satisfactory terms. The only strike that occurred in 2005 was at our Lincoln, Rhode Island manufacturing facility, and it lasted approximately two weeks. This strike did not have a significant impact on our financial results for the first fiscal quarter of 2005.
We are party to labor agreements with unions that represent employees at many of our operational facilities. Labor agreements expired at three facilities in 2005 and were successfully renegotiated. Labor agreements are to expire at one facility in 2006. We cannot predict what issues may be raised by the collective bargaining units representing our employees and, if raised, whether negotiations concerning such issues will be successfully concluded. A protracted work stoppage could result in a disruption of our operations which could adversely affect our ability to deliver certain products and our financial results.
•	Our inability to continue to achieve productivity improvements may result in increased costs.
Part of our business strategy is to increase our profitability by lowering costs through improving our processes and productivity. In the event we are unable to continue to implement measures improving our manufacturing techniques and processes, we may not achieve desired efficiency or productivity levels and our manufacturing costs may increase. In addition, productivity increases are related in part to factory utilization rates. Our decreased utilization rates over the past few years have adversely impacted productivity. However, we have experienced an increase in utilization rates in 2005.
•	We are substantially dependent upon distributors and retailers for non-exclusive sales of our products and they could cease purchasing our products at any time.
During 2004 and 2005, approximately 38% and 39%, respectively, of our domestic net sales were made to independent distributors and three and four, respectively, of our ten largest customers were distributors. Distributors accounted for a substantial portion of sales of our communications products and industrial & specialty products. During 2004 and 2005, approximately 13% and 11%, respectively, of our domestic net sales were to retailers, and the two largest retailers, The Home Depot and AutoZone, accounted for approximately 3% and 2%, respectively, of our worldwide net sales in 2005 and 2004.
These distributors and retailers are not contractually obligated to carry our product lines exclusively or for any period of time. Therefore, these distributors and retailers may purchase products that compete with our products or cease purchasing our products at any time. The loss of one or more large distributors or retailers could have a material adverse effect on our ability to bring our products to end users and on our results of operations. Moreover, a downturn in the business of one or more large distributors or retailers could adversely affect our sales and could create significant credit exposure.
•	We face pricing pressures in each of our markets that could adversely affect our results of operations and financial performance.
We face pricing pressures in each of our markets as a result of significant competition or over-capacity, and price levels for most of our products declined from 2002 through early 2004. While we will work toward reducing our costs to respond to the pricing pressures that may continue, we may not be able to achieve proportionate reductions in costs. As a result of over-capacity and economic and industry downturn in the communications and industrial markets in particular, pricing pressures increased in 2002 and 2003, and continued into 2004. While we generally have been successful in raising prices to recover increased raw material costs since the second quarter of 2004, pricing pressures continued throughout 2005, and are expected for the foreseeable future. Further declines in prices, without offsetting cost reductions, would adversely affect our financial results.
•	If either of our uncommitted accounts payable or accounts receivable financing arrangements for our European operations is cancelled, our liquidity will be negatively impacted.

Our European operations participate in arrangements with several European financial institutions that provide extended accounts payable terms to us. In general, the arrangements provide for accounts payable terms of up to 180 days. As of December 31, 2005, the arrangements had a maximum availability limit of the equivalent of approximately $136.2 million, of which approximately $112.4 million was drawn. We do not have firm commitments from these European financial institutions requiring them to continue to extend credit and they may decline to advance additional funding. We also have an approximate $37.8 million Euro-denominated uncommitted facility in Europe, which allows us to sell at a discount, with limited recourse, a portion of our accounts receivable to a financial institution. As of December 31, 2005, this accounts receivable facility was not drawn upon. We do not have a firm commitment from this institution to purchase our accounts receivable. Should the availability under these arrangements be reduced or terminated, we would be required to negotiate longer payment terms with our suppliers or repay the outstanding obligations with our suppliers under these arrangements over 180 days and seek alternative financing arrangements which could increase our interest expense. We cannot assure you that such longer payment terms or alternate financing will be available on favorable terms or at all. Failure to obtain alternative financing arrangements in such case would negatively impact our liquidity.
•	We may be required to take additional charges in connection with plant closures and in connection with our inventory accounting practices.
During 2004, we closed two industrial manufacturing locations, refocused operations at another industrial manufacturing location and ceased operations at our copper rod mill. We incurred net charges of $7.4 million ($4.7 million of which were cash) in 2004 related to the industrial manufacturing plants and a net gain of $0.3 million related to the rod mill, all of which are now completely closed.
In 2005, we closed our telecommunications manufacturing plant located in Bonham, Texas. At that time, we also closed our fiber optic military and premise cable manufacturing plant located in Dayville, Connecticut, and relocated production from this plant to our acquired facility in Franklin, Massachusetts, which produces copper as well as some fiber optic communications products. The total cost of these closures was approximately $19.1 million (of which approximately $7.5 million were cash payments). Total costs recorded during 2005 with respect to these closures were $18.6 million (of which approximately $7.5 million were cash payments), including a $(0.5) million gain from the sale of a previously closed manufacturing plant. We continuously evaluate our ability to more efficiently utilize existing manufacturing capacity which may require additional future charges.
As a result of volatile copper prices, the replacement cost of our copper inventory exceeded its historic LIFO cost by approximately $38 million and $13 million at December 31, 2004 and 2003, respectively and by approximately $107 million at December 31, 2005. If we are not able to recover the LIFO value of our inventory at a profit in some future period when replacement costs were lower than the LIFO value of the inventory, we would be required to take a charge to recognize on our income statement all or a portion of the higher LIFO value of the inventory. During 2003, we recorded a $0.5 million charge for the liquidation of LIFO inventory in North America as we significantly reduced our inventory levels. During 2004, we increased inventory quantities and therefore there was not a liquidation of LIFO inventory impact in this period. During 2005, we reduced our copper inventory quantities in North America which resulted in a $1.1 million gain since LIFO inventory quantities were reduced in a period when replacement costs where higher than the LIFO value of the inventory. If LIFO inventory quantities are reduced in a future period when replacement costs exceed the LIFO value of the inventory, we would experience an increase in reported earnings. Conversely, if LIFO inventory quantities are reduced in a future period when replacement costs are lower than the LIFO value of the inventory, we would experience a decline in reported earnings.
•	We are subject to certain asbestos litigation and unexpected judgments or settlements that could have a material adverse effect on our financial results.
There are approximately 9,300 pending non-maritime asbestos cases involving our subsidiaries. The majority of these cases involve plaintiffs alleging exposure to asbestos-containing cable manufactured by our predecessors. In addition to our subsidiaries, numerous other wire and cable manufacturers have been named as defendants in these cases. Our subsidiaries have also been named, along with numerous other product manufacturers, as defendants in approximately 33,300 suits in which plaintiffs alleged that they suffered an asbestos-related injury while working in the maritime industry. These cases are referred to as MARDOC cases and are currently managed under the supervision of the U.S. District Court for the Eastern District of Pennsylvania. On May 1, 1996, the District Court ordered that all pending MARDOC cases be administratively dismissed without prejudice and the cases cannot be reinstated, except in certain circumstances involving specific proof of injury. We cannot assure you that any judgments or settlements of the pending non-maritime and/or MARDOC asbestos cases or any cases which may be filed in the future will not have a material adverse effect on our financial results, cash flows or financial position. Moreover, certain of our insurers, such as the insurers discussed as part of a settlement agreement in

Item 3, may be financially unstable and in the event one or more of these insurers enter into insurance liquidation proceedings, we will be required to pay a larger portion of the costs incurred in connection with these cases.
•	Environmental liabilities could potentially adversely impact us and our affiliates.
We are subject to federal, state, local and foreign environmental protection laws and regulations governing our operations and the use, handling, disposal and remediation of hazardous substances currently or formerly used by us and our affiliates. A risk of environmental liability is inherent in our and our affiliates’ current and former manufacturing activities in the event of a release or discharge of a hazardous substance generated by us or our affiliates. Under certain environmental laws, we could be held jointly and severally responsible for the remediation of any hazardous substance contamination at our facilities and at third party waste disposal sites and could also be held liable for any consequences arising out of human exposure to such substances or other environmental damage. We and our affiliates have been named as potentially responsible parties in proceedings that involve environmental remediation. There can be no assurance that the costs of complying with environmental, health and safety laws and requirements in our current operations or the liabilities arising from past releases of, or exposure to, hazardous substances, will not result in future expenditures by us that could materially and adversely affect our financial results, cash flows or financial condition.
•	Growth through acquisition has been a significant part of our strategy and we may not be able to successfully identify, finance or integrate acquisitions.
Growth through acquisition has been, and is expected to continue to be, a significant part of our strategy. For example, in December 2005 we completed the acquisition of Silec®, the wire and cable manufacturing business of SAFRAN SA, a diverse, global high-technology company based in Paris, France. We also completed the acquisition of the Mexican ignition wire set business of Beru AG, a worldwide leading manufacturer of diesel cold start systems. We regularly evaluate possible acquisition candidates. We cannot assure you that we will be successful in identifying, financing and closing acquisitions at favorable prices and terms. Potential acquisitions may require us to issue additional shares of stock or obtain additional or new financing, and such financing may not be available on terms acceptable to us, or at all. The issuance of our common or preferred shares may dilute the value of shares held by our equity holders. Further, we cannot assure you that we will be successful in integrating any such acquisitions that are completed. Integration of any such acquisitions may require substantial management, financial and other resources and may pose risks with respect to production, customer service and market share of existing operations. In addition, we may acquire businesses that are subject to technological or competitive risks, and we may not be able to realize the benefits expected from such acquisitions.
•	Terrorist attacks and other attacks or acts of war may adversely affect the markets in which we operate and our profitability.
The attacks of September 11, 2001 and subsequent events, including the military action in Iraq, have caused and may continue to cause instability in our markets and have led and may continue to lead to, further armed hostilities or further acts of terrorism worldwide, which could cause further disruption in our markets. Acts of terrorism may impact any or all of our facilities and operations, or those of our customers or suppliers and may further limit or delay purchasing decisions of our customers. Depending on their magnitude, acts of terrorism or war could have a material adverse effect on our business, financial results, cash flows and financial position.
We carry insurance coverage on our facilities of types and in amounts that we believe are in line with coverage customarily obtained by owners of similar properties. We continue to monitor the state of the insurance market in general and the scope and cost of coverage for acts of terrorism in particular, but we cannot anticipate what coverage will be available on commercially reasonable terms in future policy years. Currently, we do not carry terrorism insurance coverage. If we experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged facilities, as well as the anticipated future net sales from those facilities. Depending on the specific circumstances of each affected facility, it is possible that we could be liable for indebtedness or other obligations related to the facility. Any such loss could materially and adversely affect our business, financial results, cash flows and financial position.
•	If we fail to retain our key employees, our business may be harmed.
Our success has been largely dependent on the skills, experience and efforts of our key employees and the loss of the services of any of our executive officers or other key employees could have an adverse effect on us. The loss of our key employees who have intimate knowledge of our manufacturing process could lead to increased competition to the extent that those employees are hired by a competitor and are able to recreate our manufacturing process. Our future success will also depend in part upon our continuing ability to attract and retain highly qualified personnel, who are in great demand.

•	Our substantial debt could adversely affect our business.
We have a significant amount of debt. As of December 31, 2005, we had $451.6 million of debt outstanding, $166.6 million of which was secured indebtedness, and had $147.7 million of additional borrowing capacity available under our senior secured credit facility and $53.4 million of additional borrowing capacity under the Spanish subsidiary’s term loan and revolving credit facilities, subject to certain conditions. As of December 31, 2005, we had $285.0 million in senior notes outstanding. Subject to the terms of the senior secured credit facility, the Spanish subsidiary’s term loan and revolving credit facilities and the indenture governing our senior notes, we may also incur additional indebtedness, including secured debt, in the future. See Item 7 of this document for details on the various debt agreements.
The degree to which we are leveraged could have important adverse consequences to us, limiting management’s choices in responding to business, economic, regulatory and other competitive conditions. In addition, our ability to generate cash flow from operations sufficient to make scheduled payments on our debt as they become due will depend on our future performance, our ability to successfully implement our business strategy and our ability to obtain other financing. Our indebtedness could also adversely affect our financial position.
In connection with the incurrence of indebtedness under our senior secured credit facility, the lenders under that facility have received a pledge of all of the capital stock of our existing domestic subsidiaries and any future domestic subsidiaries. Additionally, these lenders have a lien on substantially all of our domestic assets, including our existing and future accounts receivables, cash, general intangibles, investment property and real property. As a result of these pledges and liens, if we fail to meet our payment or other obligations under our senior secured credit facility, the lenders under the credit agreement would be entitled to foreclose on substantially all of our assets and liquidate these assets.
•	As of December 31, 2004, we had material weaknesses in our internal control over financial reporting and disclosure controls and procedures, which were remediated in 2005.
In connection with the preparation of our 2004 Annual Report on Form 10-K, as of December 31, 2004, we concluded that control deficiencies in our internal control over financial reporting as of December 31, 2004 constituted material weaknesses within the meaning of the Public Company Accounting Oversight Board’s Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements. As we disclosed in our amended 2004 Annual Report on Form 10-K that we filed with the SEC on April 29, 2005, we identified the following material weaknesses:
•	Controls over access to computer applications and segregation of duties with respect to both our manual and computer-based business processes.

•	Controls over the recording of inventory shipments and revenue in the proper accounting period.

•	Controls over the recording of receiving transactions and non-purchase order based accounts payable transactions in the proper accounting period.

•	Controls over the liability estimation and accrual process, including income tax reserves.

•	Controls over finished goods inventory on consignment at customer locations.

•	The design and implementation of adequate controls to address the existence and completeness of fixed assets included in the financial statements, including returnable shipping reels, and the effectiveness of controls over recording of fixed asset acquisitions in the proper accounting period.

•	The design of adequate controls relating to the purchasing function, including review and approval of significant third-party contracts and the maintenance of vendor master files.

•	The design and implementation of adequate controls over the financial reporting and close process, including controls over non-routine transactions. These deficiencies were primarily attributable to the sufficiency of personnel with appropriate qualifications and training in certain key accounting roles in order to complete and document the monthly and quarterly financial closing process.

•	The general control environment was ineffective due to the aggregation of the material weaknesses listed above.
Throughout 2005, we implemented numerous improvements to internal control over financial reporting to address these material weaknesses. These improvements included the following:
•	We added personnel with technical accounting experience;

•	We performed a substantial amount of work on formalizing, implementing, and enforcing new and updated policies in business processes that impact financial reporting, including the compliance process;

•	We implemented increased levels of review of complex and judgmental accounting issues with a greater focus on evidentiary support for control processes;

•	We realigned job responsibilities and restricted system access, as well as adding other mitigating controls such as exception reports to eliminate segregation of duties issues;

•	We implemented enhanced shipment reporting and accounting procedures to ensure proper accounting cut-off;

•	We formalized and enhanced our monitoring of when title passes in all purchase transactions;

•	We added additional controls over accruing for non-purchase order based transactions;

•	We improved the interim and annual review and reconciliation process for certain key account balances;

•	We refined procedures over accounting for fixed assets;

•	And we implemented additional controls over the accounting for finished goods inventory on consignment at customer locations.
While these improvements have been fully implemented and tested and we have concluded that as of December 31, 2005, our disclosure controls and procedures were effective, a risk exists that there may be weaknesses identified in the future.
•	Declining returns in the investment portfolio of our defined benefit plans and changes in actuarial assumptions could increase the volatility in our pension expense and require us to increase cash contributions to the plans.
Pension expense for the defined benefit pension plans sponsored by us is determined based upon a number of actuarial assumptions, including an expected long-term rate of return on assets and discount rate. During the fourth quarter of 2005, as a result of worse than expected investment asset performance and changes in certain actuarial assumptions, including the discount rate and mortality rate, we were required to record an additional minimum pension liability on our books to an amount equal to the underfunded status of the plans. As of December 31, 2005, the defined benefit plans were underfunded by approximately $40.9 million based on the actuarial methods and assumptions utilized for purposes of the applicable accounting rules and interpretations. The underfunding of the defined benefit plans at December 31, 2004 and 2003 was $33.0 million and $39.9 million, respectively. We have experienced volatility in our pension expense and in our cash contributions to our defined benefit pension plan. Pension expense for our defined benefit plans decreased from $8.4 million in 2003 to $5.5 million in 2004 and our required cash contributions increased to $13.0 million in 2004 from $6.1 million in 2003. In 2005, pension expense for our defined benefit plans decreased approximately $0.8 million from 2004, excluding $0.7 million of curtailment expense booked in 2005 related to the Bonham plant closure, and cash contributions decreased by $2.2 million. In the event that actual results differ from the actuarial assumptions or actuarial assumptions are changed, the funded status of our defined benefit plans may change and any such deficiency could result in additional charges to equity and an increase in future pension expense and cash contributions.
•	An ownership change could result in a limitation of the use of our net operating losses.
As of December 31, 2005, we had U.S. net operating loss, or NOL, carryforwards of approximately $149 million available to reduce taxable income in future years. Specifically, we have NOL carryforwards of approximately $127 million that were generated between 2000 and 2004. These NOL carryforwards will not begin to expire until 2020. We also have other NOL carryforwards that are subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. These Section 382 limited NOL carryforwards expire in varying amounts from 2007 to 2009. The total Section 382 limited NOL carryforwards that may be utilized prior to expiration is estimated at approximately $21.5 million.
Our ability to utilize the NOL carryforwards may be further limited by Section 382 if we undergo an ownership change as a result of the sale of our stock by holders of our equity securities or as a result of subsequent changes in the ownership of our outstanding stock. We would undergo an ownership change if, among other things, the stockholders, or group of stockholders, who own or have owned, directly or indirectly, 5% or more of the value of our stock or are otherwise treated as 5% stockholders under Section 382 and the regulations promulgated thereunder increase their aggregate percentage ownership of our stock by more than 50 percentage points over the lowest percentage of our stock owned by these stockholders at any time during the testing period, which is generally the three-year period preceding the potential ownership change. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOL carryforwards and certain recognized built-in losses. The limitation imposed by Section 382 for any post-change year would be determined by multiplying the value of our stock immediately before the ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate in effect at the time of the ownership change. Any unused annual limitation may be carried over to later years, and the limitation may under certain circumstances be increased by built-in gains which may be present in assets held by us at the time of the ownership change that are recognized in the five-year period after the ownership change.

•	Our stock has been and continues to be volatile, and our ability to pay dividends on our common stock may be limited.
The value of our securities may fluctuate as a result of various factors, such as:
•	Announcements relating to significant corporate transactions;

•	Fluctuations in our quarterly and annual financial results;

•	Operating and stock price performance of companies that investors deem comparable to us;

•	Changes in government regulation or proposals relating thereto;

•	General industry and economic conditions;

•	Sales or the expectation of sales of a substantial number of shares of our common stock in the public market; and

•	General stock market fluctuations unrelated to the operating performance of our Company.
In addition, our ability to pay dividends on our common stock may be limited based upon our financial condition, capital requirements, earnings and other factors deemed relevant by our board of directors. Further, our senior secured revolving credit facility and the indenture governing our Senior Notes restrict our ability to pay cash dividends. Agreements governing future indebtedness will likely contain restrictions on our ability to pay cash dividends as well. We do not intend to pay dividends on our common stock for the foreseeable future.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The Company’s principal properties are listed below. The Company believes that its properties are generally well maintained and are adequate for the Company’s current level of operations.

			Owned
	Square	Use/Product	or
Location	Feet	Line(s)	Leased
North America
Manufacturing Facilities:
Marion, IN	745,000	Industrial & specialty cables	Owned
Marshall, TX	692,000	Aluminum low-voltage energy cables	Owned
Willimantic, CT	686,000	Industrial & specialty cables	Owned
Manchester, NH	550,000	Electronic products	Owned
Lawrenceburg, KY	383,000	Outside voice and data products and data communications products	Owned
Lincoln, RI	350,000	Industrial & specialty cables and automotive products	Owned
Malvern, AR	338,000	Aluminum medium-voltage energy cables	Owned
DuQuoin, IL	279,000	Medium-voltage energy cables	Owned
Tetla, Mexico	218,000	Outside voice and data products	Owned
Altoona, PA	193,000	Automotive products	Owned
Jackson, TN	182,000	Data communications cables	Owned
Franklin, MA	154,000	Data communications, electronic and fiber optic products	Owned
Indianapolis, IN(1)	135,000	Polymer compounds and research and development	Leased
LaMalbaie, Canada	120,000	Low-and medium-voltage energy cables	Owned
St. Jerome, Canada	110,000	Low-and medium-voltage energy cables	Owned
Cuernavaca, Mexico	100,000	Automotive product assembly and distribution	Leased

Distribution and Other Facilities:
Lebanon, IN	198,000	Distribution center	Leased
Chino, CA	189,000	Distribution center	Leased
Highland Heights, KY	166,000	World headquarters, technology center and learning center	Owned

International
Barcelona, Spain (1)	1,080,000	Power transmission and distribution, industrial & specialty cables	Owned
Montereau, France (1)	1,000,000	Power distribution, industrial & specialty and communications cables	Owned
New Zealand (1)	314,000	Power distribution, industrial & specialty and communications cables	Owned
Lisbon, Portugal	255,000	Power distribution, industrial & specialty and communications cables	Owned

(1)	Certain locations represent a collection of facilities in the local area.

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
As part of the BICC plc acquisition, BICC agreed to indemnify General Cable against environmental liabilities existing at the date of the closing of the purchase of the business. The indemnity is for an eight-year period ending in 2007 while the Company operates the businesses subject to certain sharing of losses (with BICC plc covering 95% of losses in the first three years, 80% in years four and five and 60% in the remaining three years). The indemnity is also subject to the overall indemnity limit of $150 million, which applies to all warranty and indemnity claims in the transaction. In addition, BICC plc assumed responsibility for cleanup of certain specific conditions at several sites operated by General Cable and cleanup is mostly complete at those sites. In the sale of the businesses to Pirelli in August 2000, General Cable generally indemnified Pirelli against any environmental liabilities on the same basis as BICC plc indemnified the Company in the earlier acquisition. However, the indemnity General Cable received from BICC plc related to the European businesses sold to Pirelli terminated upon the sale of those businesses to Pirelli. At this time, there are no claims outstanding under the general indemnity provided by BICC plc. In addition, the Company generally indemnified Pirelli against other claims relating to the prior operation of the business. Pirelli has asserted claims under this indemnification. The Company is continuing to investigate and defend against these claims and believes that the reserves currently included in the Company’s balance sheet are adequate to cover any obligations it may have.
General Cable has agreed to indemnify Raychem HTS Canada, Inc. against certain environmental liabilities arising out of the operation of the business it sold to Raychem HTS Canada, Inc. prior to its sale. The indemnity generally is for a five year period from the closing of the sale, which ends in April 2006, and is subject to an overall limit of $60 million. At this time, there are no claims outstanding under this indemnity.
General Cable has also agreed to indemnify Southwire Company against certain environmental liabilities arising out of the operation of the business it sold to Southwire prior to its sale. The indemnity is for a ten year period from the closing of the sale, which ends in the fourth quarter of 2011, and is subject to an overall limit of $20 million. At this time, there are no claims outstanding under this indemnity.
General Cable has been a defendant in asbestos litigation for approximately 16 years. As of December 31, 2005, General Cable was a defendant in approximately 42,600 lawsuits. Approximately 33,300 of these lawsuits have been brought on behalf of plaintiffs by a single admiralty law firm (“MARDOC”) and seek unspecified damages. Plaintiffs in the MARDOC cases generally allege that they formerly worked in the maritime industry and sustained asbestos-related injuries from products that General Cable ceased manufacturing in the mid-1970. The MARDOC cases are managed and supervised by a federal judge in the United States District Court for the Eastern District of Pennsylvania (“District Court”) by reason of a transfer by the judicial panel on Multidistrict Litigation (“MDL”).

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
General Cable is also a defendant in approximately 9,300 cases brought in various jurisdictions throughout the United States. About 5,700 of these cases have been brought in federal court in Mississippi or other federal courts and then been transferred to the MDL, but are on a different docket from the MARDOC cases. The vast majority of cases on this MDL docket have been inactive for over five years. Cases may only be removed from this MDL proceeding via a petition filed by the plaintiff indicating that the matter is ready for trial and requesting it be returned to the originating federal district court for trial. Petitions usually only involve plaintiffs suffering from terminal diseases allegedly caused by exposure to asbestos-containing products. To date, in cases which General Cable is a defendant, no plaintiff has requested return of any action to the originating district court for trial. With regard to the approximately 3,600 remaining cases, General Cable has aggressively defended these cases based upon either lack of product identification as to General Cable manufactured asbestos-containing product and/or lack of exposure to asbestos dust from the use of a General Cable product. In the last 11 years, General Cable has had no cases proceed to verdict. In many of the cases, General Cable was dismissed as a defendant before trial for lack of product identification.
Plaintiffs have asserted monetary damage claims in 518 cases as of the end of 2005. In 460 of these cases, plaintiffs allege only damages in excess of some dollar amount (about $210,000 per plaintiff); there are no claims for specific dollar amounts requested as to any defendant. In 54 other cases pending in state and federal district courts (outside the MDL), plaintiffs seek approximately $90 million in damages from each of about 110 defendants. In four cases, plaintiffs have asserted damages related to General Cable in the amount of $3 million. In addition, in each of these 58 cases, there are claims of $87 million in punitive damages from all of the defendants. However, almost all of the plaintiffs in these cases allege non-malignant injuries.
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
Further, as indicated above, General Cable has more than 16 years of experience in this litigation, and has, to date, resolved the claims of approximately 11,210 plaintiffs. The cumulative average settlement for these matters is less than $221 per case. As of December 31, 2005, the Company had accrued on its balance sheet a liability of $2.5 million for asbestos-related claims. This amount represents the Company’s best estimate in order to cover resolution of future asbestos-related claims.
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
Item 4. Submission of Matters to a Vote of Security Holders
None during the fourth quarter of 2005.
PART II.
Disclosure Regarding Forward-Looking Statements
Certain statements in the 2005 Annual Report on Form 10-K and other documents we file with the SEC may constitute forward-looking statements. You can identify a forward-looking statement because it contains words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions which concern strategy, plans or intentions. All statements we make relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These statements are necessarily estimates reflecting our judgment based upon current information and involve a number of risks and uncertainties. We cannot assure you that other factors will not affect the accuracy of these forward-looking statements or that our actual results will not differ materially from the results we anticipate in the forward-looking statements. While it is impossible for us to identify all the factors which could cause our actual results to differ materially from those we estimated, we describe some of these factors in Item 1A. We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of us.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
General Cable’s common stock is listed on the New York Stock Exchange under the symbol “BGC”. As of March 1, 2006, there were approximately 2,153 holders of the Company’s common stock. The following table sets forth the high and low daily sales prices for the Company’s common stock as reported on the New York Stock Exchange during the years ended December 31:

	2005		2004
	High	Low	High	Low
First Quarter	$13.86	$11.10	$9.19	$6.87
Second Quarter	15.10	11.41	8.77	6.79
Third Quarter	17.25	14.20	11.14	7.95
Fourth Quarter	20.84	14.66	14.10	9.59
The Company currently does not pay dividends on its common stock. The future payment of dividends on common stock is subject to the discretion of General Cable’s board of directors, restrictions under the Series A redeemable convertible preferred stock, restrictions under the Company’s current senior secured revolving credit facility and the senior notes and the requirements of Delaware General Corporation Law, and will depend upon general business conditions, financial performance and other factors the Company’s board of directors may consider relevant. General Cable does not expect to pay cash dividends on common stock in the foreseeable future.
On November 24, 2003, the Company completed a comprehensive refinancing of its bank debt. The refinancing included the private placement of senior unsecured notes and redeemable convertible preferred stock. These securities were not registered under the Securities Act at the time of sale. The underwriters for both transactions were UBS Investment Bank and Merrill Lynch. The Company raised $285.0 million through the sale of its 9.5% Senior Notes due 2010. The Company paid fees and expenses of $8.7 million related to this transaction, which included an underwriting discount of $7.5 million. The senior notes were offered only to qualified institutional buyers under Rule 144A of the Securities Act of 1933 and to certain non-U.S. persons in transactions outside the United States in reliance on Regulation S under the Securities Act of 1933. The Company raised $103.5 million through the sale of 2,070,000 shares of General Cable 5.75% Series A Redeemable Convertible Preferred Stock. The Company paid fees and expenses of $4.2 million related to this transaction, which included an underwriting discount of $3.4 million. The preferred stock was offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act. The preferred stock has a liquidation preference of $50.00 per share. Dividends accrue on the convertible preferred stock at the rate of 5.75% per annum and are payable quarterly in arrears. Dividends are payable in cash, shares of General Cable common stock or a combination thereof. Holders of the convertible preferred stock are entitled to convert any or all of their shares of convertible preferred stock into shares of General Cable common stock, at an initial conversion price of $10.004 per share. The conversion price is subject to adjustments under certain circumstances. General Cable is obligated to redeem all outstanding shares of convertible preferred stock on November 24, 2013 at par. The Company may, at its option, elect to pay the redemption price in cash or in shares of General Cable common stock with an equivalent fair value, or any combination thereof. The Company has the option to redeem some or all of the outstanding shares of convertible preferred stock in cash beginning on the fifth anniversary of the issue date. The redemption premium will initially equal one-half the dividend rate on the convertible preferred stock and decline ratably to par on the date of mandatory redemption. In the event of a change in control, the Company has the right to either redeem the preferred stock for cash or to convert the preferred stock to common stock.
On November 9, 2005, the Company commenced an offer (“the inducement offer”) to pay a cash premium to holders of its 5.75% Series A Redeemable Convertible Preferred Stock who elected to convert their preferred stock into shares of General Cable common stock. The Company offered the following consideration for each of the 2,069,907 shares of preferred stock subject to the inducement offer:
•	A cash premium of $7.88, or $16.3 million if all shares of preferred stock were converted; and

•	4.998 shares of common stock of General Cable Corporation, or approximately 10,345,395 shares of common stock if all shares of preferred stock were converted; and

•	Accrued and unpaid dividends on the preferred stock from November 24, 2005 to December 13, 2005, payable in cash.
The inducement offer expired on December 9, 2005. A total of 1,939,991 shares, or 93.72%, of the Company’s outstanding shares of preferred stock were surrendered and converted by General Cable as part of the inducement offer. The former holders of the converted preferred stock received, in the aggregate, the following:
•	9,696,075 shares of General Cable common stock;

•	A cash premium of approximately $15.3 million ($7.88 per share); and

•	Approximately $0.3 million of accrued and unpaid dividends on the preferred stock from November 24, 2005 to December 13, 2005, the date immediately preceding the inducement offer’s settlement date of December 14, 2005.
The $16.6 million cash dividend, which includes approximately $1.0 million in costs related to the inducement offer, was recorded in the fourth quarter of 2005 and represented the difference between the fair value of all securities and other consideration transferred in the transaction by the Company to the preferred shareholders and the fair value of securities issuable pursuant to the original conversion terms of the preferred stock less the costs related to the inducement offer.
129,916 shares, or 6.28%, of the preferred stock remain outstanding under the original terms of the preferred stock issuance, and all shares of preferred stock surrendered for conversion in the inducement offer were canceled and retired.

The following table sets forth information about General Cable’s equity compensation plans as of December 31, 2005 (in thousands, except per share price):

			Number of securities
	Number of	Weighted-	remaining available for
	securities to be	average	future issuance under
	issued upon exercise	exercise price	equity compensation plans
	of outstanding	of outstanding	(excluding securities
	options (a)	options	reflected in first column)
Shareholder approved plans:
1997 Stock Incentive Plan	2,157	$12.07	288
2005 Stock Incentive Plan	—	—	1,785
Non-shareholder approved plans:
2000 Stock Option Plan	952	$8.00	265

Total	3,109	$10.82	2,338

(a)	Excludes restricted stock of 1,713,999 awarded and outstanding from the 1997 Plan and restricted stock of 14,730 awarded and outstanding from the 2005 Plan through December 31, 2005.
Item 6. Selected Financial Data
The selected financial data for the last five years were derived from audited consolidated financial statements. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto, especially as the information pertains to 2003, 2004 and 2005 activity.
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
During the second quarter of 2002, General Cable formed a joint venture company to manufacture and market fiber optic cables. General Cable contributed assets, primarily inventory and machinery and equipment, to a subsidiary company which was then contributed to the joint venture in exchange for a note receivable. The joint venture was accounted for under the equity method of accounting for 2002 and 2003, but was fully consolidated for 2004 and 2005 as a result of the Company purchasing the remaining ownership interest in the joint venture in the fourth quarter of 2004 that gave General Cable 100% ownership of the joint venture company.

Also during 2002, two communications manufacturing plants located in Sanger, California and Monticello, Illinois were closed. The results of operations of these plants as well as the costs related to close the facilities are included in the financial data presented below.

	Year Ended December 31,
	2005(4)	2004	2003	2002	2001(1)
	(in millions, except metal price and share data)
Net sales	$2,380.8	$1,970.7	$1,538.4	$1,453.9	$1,651.4
Gross profit	270.7	214.7	173.4	166.6	240.7
Operating income	98.5	56.5	45.7	15.7	104.3
Other income (expense)	(0.5)	(1.2)	1.5	—	8.1
Interest expense, net	(37.0)	(35.9)	(43.1)	(42.6)	(43.9)
Other financial costs	—	—	(6.0)	(1.1)	(10.4)
Income (loss) before income taxes	61.0	19.4	(1.9)	(28.0)	58.1
Income tax benefit (provision)	(21.8)	18.1	(2.9)	9.9	(20.6)
Income (loss) from continuing operations	39.2	37.5	(4.8)	(18.1)	37.5
Loss from discontinued operations	—	—	—	—	(6.8)
Income (loss) on disposal of discontinued operations	—	0.4	—	(5.9)	(32.7)
Net income (loss)	39.2	37.9	(4.8)	(24.0)	(2.0)
Less: preferred stock dividends	(22.0)	(6.0)	(0.6)	—	—
Net income (loss) applicable to common shareholders	$17.2	$31.9	$(5.4)	$(24.0)	$(2.0)
Earnings (loss) of continuing operations per common share	$0.42	$0.81	$(0.16)	$(0.55)	$1.14
Earnings (loss) of continuing operations per common share-assuming dilution	$0.41	$0.75	$(0.16)	$(0.55)	$1.13
Earnings (loss) of discontinued operations per common share	$—	$0.01	—	$(0.18)	$(1.20)
Earnings (loss) of discontinued operations per common share-assuming dilution	$—	$0.01	—	$(0.18)	$(1.19)
Earnings (loss) per common share	$0.42	$0.82	$(0.16)	$(0.73)	$(0.06)
Earnings (loss) per common share-assuming dilution	$0.41	$0.75	$(0.16)	$(0.73)	$(0.06)
Weighted average shares outstanding	41.1	39.0	33.6	33.0	32.8
Weighted average shares outstanding-assuming dilution	41.9	50.3	33.6	33.0	33.1

Other Data:
Depreciation and amortization	$51.0	$35.4	$33.4	$30.6	$35.0
Capital expenditures	$42.6	$37.0	$19.1	$31.4	$54.9
Average daily COMEX price per pound of copper cathode	$1.68	$1.29	$0.81	$0.72	$0.73
Average daily price per pound of aluminum rod	$0.92	$0.85	$0.69	$0.65	$0.69

	December 31,
	2005(4)	2004	2003	2002	2001
Balance Sheet Data:
Working capital(2)	$378.6	$298.0	$236.6	$150.8	$169.9
Total assets	1,523.2	1,239.3	1,049.5	973.3	1,005.3
Total debt(3)	451.6	374.9	340.4	451.9	460.4
Dividends to common shareholders	—	—	—	5.0	6.6
Shareholders’ equity	293.3	301.4	240.1	60.9	104.9

(1)	As of January 1, 2001, General Cable changed its accounting method for non-North American metal inventories from the FIFO method to the LIFO method. The impact of the change was an increase in operating income of $4.1 million, or $0.08 of earnings per share, on both a basic and a diluted basis during 2001.

(2)	Working capital means current assets less current liabilities.

(3)	Excludes off-balance sheet borrowings of $67.8 million at December 31, 2001, $48.5 million at December 31, 2002 and $1.0 million at December 31, 2005. There were no off-balance sheet borrowings as of December 31, 2003 and 2004.

(4)	This period includes the preliminary opening balance sheet figures for Silec® and Beru S.A. as of December 31, 2005. Due to the purchase dates, the effects of the acquisitions on the statements of operations’ data was not material.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand General Cable Corporation’s financial position and results of operations. MD&A is provided as a supplement to the Company’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements (“Notes”) and should be read in conjunction with these Consolidated Financial Statements and Notes. This overview provides the Company’s perspective on the sections included in MD&A. MD&A includes the following:
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
General
General Cable is a leader in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for the energy, industrial & specialty and communications markets. Energy cables include low-, medium- and high-voltage power distribution and power transmission products for overhead and buried applications. Industrial & specialty wire and cable products conduct electrical current for industrial, OEM, commercial and residential power and control applications. Communications wire and cable products transmit low-voltage signals for voice and data applications.
Certain statements in this report including, without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures and the Company’s or management’s beliefs, expectations or opinions, are forward-looking statements, and as such, General Cable desires to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995. The Company’s forward-looking statements should be read in conjunction with the Company’s comments on Page 22 of this report under the heading, “Disclosure Regarding Forward-Looking Statements.” Actual results may differ materially from those statements as a result of factors, risks and uncertainties over which the Company has no control. For a list of some of these factors, risks and uncertainties, see Item 1A.
General Cable analyzes its worldwide operations in two geographic groups: 1) North America and 2) International. Corporate charges represent non-recurring charges. For more detail, see Item 1 of this report. The following table sets forth net sales and operating income by geographic group for the periods presented, in millions of dollars:

	Year Ended December 31,
	2005		2004		2003
	Amount	%	Amount	%	Amount	%
Net sales:
North America	$1,573.2	66%	$1,300.6	66%	$1,074.2	70%
International	807.6	34%	670.1	34%	464.2	30%

Total net sales	$2,380.8	100%	$1,970.7	100%	$1,538.4	100%

Operating income (loss):
North America	$54.0	46%	$17.1	25%	$5.6	10%
International	63.1	54%	52.3	75%	48.3	90%

Subtotal	117.1	100%	69.4	100%	53.9	100%

Corporate charges	(18.6)		(12.9)		(8.2)

Total operating income	$98.5		$56.5		$45.7

Over 90% of net sales in the Company’s International operations are derived from energy and industrial & specialty cable sales and the European business specifically is currently benefiting from medium-voltage energy cable capacity shortage in Europe and a shift towards environmentally friendly construction cables.
General Cable’s reported net sales are directly influenced by the price of copper, and to a lesser extent, aluminum. The price of copper and aluminum has historically been subject to considerable volatility. The daily selling price of copper cathode on the COMEX averaged $1.68 per pound in 2005, $1.29 per pound in 2004 and $0.81 per pound in 2003 and the daily price of aluminum rod averaged $0.92 per pound in 2005, $0.85 per pound in 2004 and $0.69 per pound in 2003. General Cable generally passes changes in copper and aluminum prices along to its customers, although there are timing delays of varying lengths depending upon the volatility of metals prices, the type of product, competitive conditions and particular customer arrangements. A significant portion of the Company’s energy and communications business and, to a lesser extent, the Company’s industrial business has metal escalators written into customer contracts under a variety of price setting and recovery formulas. The remainder of the Company’s business requires that the cost of higher metal prices be recovered through negotiated price increases with customers. In these instances, the ability to increase the Company’s selling prices may lag the movement in metal prices by a period of time as the customer price increases are implemented. As a result of this and a number of other practices intended to match copper and aluminum purchases with sales, profitability over time has historically not been significantly affected by changes in copper and aluminum prices, although 2003 and 2004 profitability did suffer due to high unrecovered raw material costs. General Cable does not engage in speculative metals trading or other speculative activities.
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
Current Business Environment
The wire and cable industry is competitive, mature and cost driven. In many business segments, there is little differentiation among industry participants from a manufacturing or technology standpoint. During 2004 and throughout 2005, the Company’s end markets have continued to demonstrate improvement from the low points of demand experienced in 2003. There has been significant merger and acquisition activity which, the Company believes, may lead to a reduction in the deployment of inefficient, high cost capacity in the industry. In the energy segment, the 2003 power outages in the U.S., Canada and Europe emphasized a need to upgrade the power transmission infrastructure used by electric utilities, which may, over time, cause an increase in demand for General Cable’s energy products. In addition, tax legislation was passed in the United States in 2004 which includes the renewal of tax credits for producing power from wind. This may also cause an increase in demand for the Company’s products as the Company is a significant manufacturer of wire and cable used in wind farms. As a result of the passage of energy legislation in the United States in 2005 that is aimed at improving the transmission grid infrastructure and the reliability of power availability and as a result of the growing energy needs of emerging economies in Asia, the Middle East and Africa, increased demand for the Company’s transmission and distribution cables may occur over time. A volume increase in energy segment sales is already occurring and in combination with increased selling prices is leading to improvements in energy segment operating margins. Demand for both bare aluminum transmission cable and medium-voltage distribution cable strongly increased during the fourth quarter of 2005. In the industrial & specialty segment, industrial construction spending in North America, which influences industrial cable demand, has not fully recovered to reach the peak levels experienced during the mid-1990’s. The Company saw strengthening demand throughout 2005 as a direct result of a strong turnaround in industrial construction spending in North America. This segment has also experienced increased demand for marine, mining and oil and gas exploration products as well as portable power cords. Over the last few years, the communications segment has experienced a significant decline from historical spending levels for outside plant telecommunications products and a weak market for switching/local area networking cables. Overall demand for communications wire and cable products from the Company’s traditional Regional Bell Operating

Company customers has declined over the last several quarters and may continue to decline, but the Company has temporarily benefited from the consolidation of competitors which occurred during 2004 in the communications market. The Company will also benefit from the substantially completed closure of its Bonham, Texas and Dayville, Connecticut facilities which will allow the Company to better utilize its communications manufacturing assets. The Company is also benefiting from increases in enterprise networking cable sales. The Company anticipates, based on regulatory announcements, further deployment of fiber optic products into the telephone network. Increased spending by the telephone companies on fiber deployment may negatively impact their purchases of the Company’s copper based telecommunications cable products. However, this impact may be somewhat mitigated in that the Company believes it will benefit from the further investment in fiber broadband networks by some of its customers who will most likely need to upgrade a portion of their copper network to support the fiber network.
In addition to the operating trends discussed in the previous paragraph, the Company anticipates that the following trends may negatively affect the earnings of the Company during 2006. The impact of continued rising raw materials costs, including metals and insulating materials, and freight and energy costs has increased the Company’s working capital requirements which have in turn increased the Company’s average outstanding debt level and its interest expense. In addition, due to the anticipated continued rise in interest rates in the United States, the Company’s interest expense on its floating rate asset based revolver is expected to increase during 2006. This impact, however, is expected to be offset by the interest savings resulting from the entry of the Company into a U.S. dollar to Euro cross currency and interest rate swap agreement as announced on October 13, 2005. The agreement has a notional value of $150 million, or approximately 53% of the Company’s currently outstanding $285 million in Senior Notes. The swap has a term of just over two years with a maturity date that coincides with the earliest redemption date of the Senior Notes. This agreement lowers the Company’s borrowing cost by 200 basis points on the swapped portion of the Senior Notes, or approximately $3 million per year in interest expense. Cash interest savings through December 31, 2005 as a result of the swap is approximately $0.6 million.
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
As part of General Cable’s ongoing efforts to reduce total operating costs, the Company continuously evaluates its ability to more efficiently utilize existing manufacturing capacity. Such evaluation includes the costs associated with and benefits to be derived from the combination of existing manufacturing assets into fewer plant locations and the possible outsourcing of certain manufacturing processes. During 2004, the Company completed the closure of certain of its industrial manufacturing plants which resulted in a $7.6 million charge in the fourth quarter of 2003 (of which approximately $1.3 million were cash payments) and a $7.4 million charge in 2004 (of which approximately $4.7 million were cash payments). During 2004, the Company also closed its rod mill operation and sold certain equipment utilized in that operation which resulted in a net gain of $0.3 million. During 2005, the Company closed certain of its communications cable manufacturing plants which resulted in a $18.6 million charge in 2005 (of which approximately $7.5 million were cash payments), which included a $(0.5) million gain from the sale of a previously closed manufacturing plant. Total charges for these communication plant closures were approximately $19.1 million (of which approximately $7.5 million were cash payments). As of December 31, 2005, production had ceased at both locations.
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
During the fourth quarter of 2004, the Company exchanged the note receivable from the former joint venture partner for the partner’s ownership interest in the joint venture company. The ownership interest acquired was recorded at fair value which was $2.4 million less than the carrying value of the note receivable, net of the deferred gain, which resulted in a $2.4 million charge. As a result of this transaction, General Cable owned 100% of the fiber optic joint venture company at December 31, 2004, which during 2005 was merged into its principal U.S. operating subsidiary.
In the first quarter of 2005, the Company acquired certain assets of Draka Comteq’s business in North America for a purchase price of $7.5 million in cash, subject to post-closing adjustments. The Company incurred $0.1 million of costs and expenses associated with the acquisition. The net assets acquired are located in Franklin, Massachusetts and manufacture specialty electronics and datacom products. The assets acquired included machinery and equipment, inventory, prepaid assets and intangible assets, net of the assumption of trade payables. The purchase price has been allocated based on the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition. The results of operations of the acquired business have been included in the consolidated financial statements since the date of acquisition. During the second quarter of 2005, the final purchase price was agreed with Draka resulting in a cash payment of approximately $0.2 million to the Company.
On December 22, 2005, the Company announced the completion of its purchase of the shares of the wire and cable manufacturing business of SAFRAN SA, a diverse, global high technology company. The acquired business is known under the name Silec Cable, S.A.S. (“Silec”). Silec® is based in Montereau, France and employs approximately 1,000 associates with nearly one million square feet of manufacturing space in that location. In 2004, Silec® reported global sales of approximately $261.7 million of which about 60% were linked to the energy infrastructure. In the high-voltage and extra high-voltage market, Silec® is a recognized leader around the world providing the critical link to bring power from the grid into major urban areas. The consideration paid for the acquisition was approximately $82.8 million including fees and expenses at closing which represented 85% of the total estimated purchase price, subject to adjustment under the terms of the definitive share purchase agreement.
On December 30, 2005, the Company announced the acquisition of the Mexican ignition wire set business of Beru AG, a worldwide leading manufacturer of diesel cold start systems. The acquired business is known under the name Beru S.A. de C.V. (Beru S.A.). Beru S.A. is based in Cuernavaca, Mexico and employs approximately 100 associates with one hundred thousand square feet of manufacturing space. Beru S.A. operates an automotive aftermarket assembly and distribution operation with annual revenues of approximately $7 million per year.
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
Inventory Costing and Valuation
General Cable utilizes the LIFO method of inventory accounting for its metals inventory. The Company’s use of the LIFO method results in its income statement reflecting the current costs of metals, while metals inventories in the balance sheet are valued at historical costs as the LIFO layers were created. As a result of volatile copper prices, the replacement cost of the Company’s copper inventory exceeded the historic LIFO cost by approximately $107 million at December 31, 2005 and by approximately $38 million at December 31, 2004. If LIFO inventory quantities are reduced in a period when replacement costs exceed the LIFO value of the inventory, the Company would experience an increase in reported earnings. Conversely, if LIFO inventory quantities are reduced in a period when replacement costs are lower than the LIFO value of the inventory, the Company would experience a decline in reported earnings. If the Company was not able to recover the LIFO value of its inventory at a profit in some future period when replacement costs were lower than the LIFO value of the inventory, the Company would be required to take a charge to recognize in its income statement all or a portion of the higher LIFO value of the inventory. During 2005, the Company reduced its copper inventory quantities in North America resulting in a $1.1 million LIFO gain since LIFO inventory quantities were reduced in a period when replacement costs were higher than the LIFO value of the inventory.
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
Pension Accounting
Pension expense for the defined benefit pension plans sponsored by General Cable is determined based upon a number of actuarial assumptions, including an expected long-term rate of return on assets of 8.5%. This assumption was based on input from actuaries, including their review of historical 10 year, 20 year, and 25 year rates of inflation and real rates of return on various broad equity and bond indices in conjunction with the diversification of the asset portfolio. The expected long-term rate of return on assets is based on an asset allocation assumption of 65% allocated to equity investments, with an expected real rate of return of 7%, and 35% to fixed-income investments, with an expected real rate of return of 3%, and an assumed long-term rate of inflation of 3%. The actual asset allocations were 65% of equity investments and 35% of fixed-income investments at December 31, 2005 and because of market fluctuations, the actual asset allocations as of December 31, 2004 were 68% of equity investments and 32% of fixed-income investments. Management believes that long-term asset allocations on average will approximate the Company’s assumptions and that an 8.5% long-term rate of return is a reasonable assumption.
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
The determination of future pension obligations utilizes a discount rate based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency which are expected to be available during the period to maturity of the projected pension benefit obligations, and input from our actuaries. The discount rate used at December 31, 2005 was 5.75%, a decrease from the discount rate of 6.0% used in the prior year. The decrease was due to changes in the bond yield curve.
General Cable evaluates its actuarial assumptions at least annually, and adjusts them as necessary. In 2005, pension expense for the Company’s defined benefit plans was $5.4 million. Based on an expected rate of return on plan assets of 8.5% a discount rate of 5.75% and various other assumptions, the Company estimates its 2006 pension expense for its defined benefit plans will increase approximately $1.1 million from 2005, excluding curtailment costs, primarily due to a decrease in the discount rate and poorer than expected investment performance in 2005. A 1% decrease in the assumed discount rate, excluding curtailment costs, would increase pension expense by approximately $1.3 million. Future pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the populations participating in the plans. In the event that actual results differ from the actuarial assumptions, the funded status of the defined benefit plans may change and any such change could result in a charge or credit to equity and an increase or decrease in future pension expense and cash contributions.
Deferred Income Tax Valuation Allowance
General Cable records a valuation allowance to reduce deferred tax assets to the amount that it believes is more likely than not to be realized. The valuation of the deferred tax asset is dependent on, among other things, the ability of the Company to generate a sufficient level of future taxable income. In estimating future taxable income, the Company has considered both positive and negative evidence, such as historical and forecasted results of operations, including the losses realized in recent periods, and has considered the implementation of prudent and feasible tax planning strategies. At December 31, 2005, the Company had recorded a net deferred tax asset of $79.4 million ($40.4 million current and $39.0 million long term). Approximately $7.5 million of this deferred tax asset must be utilized prior to its expiration in the period 2007-2009. The remainder of the asset may be used for at least 15 years. This finite life has also been considered by the Company in the valuation of the asset. The Company has and will continue to review on a quarterly basis its assumptions and tax planning strategies and, if the amount of the estimated realizable net deferred tax asset is less than the amount currently on the balance sheet, the Company would reduce its deferred tax asset, recognizing a non-cash charge against reported earnings. At December 31, 2005, the Company concluded that, more likely than not, the net deferred tax asset will be realized.
Revenue Recognition
The majority of the Company’s revenue is recognized when goods are shipped to the customer, title and risk of loss are transferred, pricing is fixed or determinable and collectibility is reasonably assured. Most revenue transactions represent sales of inventory. A provision for payment discounts, product returns and customer rebates is estimated based upon historical experience and other relevant factors and is recorded within the same period that the revenue is recognized. The Company also has revenue arrangements with multiple deliverables where the multiple deliverables are divided into separate units of accounting when the delivered items have value on a standalone basis, there is objective and reliable evidence of undelivered items and the general right of return is substantially in the control of the Company. Revenue arrangements of this type are generally contracts where the Company is hired to both produce and install a certain product. Revenue is recognized for the product upon delivery to the customer but revenue recognition on installation is deferred until installation is complete.
New Accounting Standards
In December 2004, SFAS No. 123(R), “Share-Based Payment” was issued. This statement will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant date fair value of the equity instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Option No. 25. SFAS No. 123(R) is effective for fiscal years beginning after June 15, 2005. The Company will adopt SFAS No. 123(R) in the first quarter of 2006 using the modified prospective method, which requires that compensation expense be recorded for all unvested stock options upon adoption. Management does not currently expect SFAS No. 123(R) to have a material impact on the Company’s future consolidated financial position, result of operations and cash flows.
In November 2004, SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” was issued. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not currently expect SFAS No. 151 to have a material impact on the Company’s future consolidated financial position, results of operations and cash flows.
In May 2005, SFAS No. 154, “Accounting Changes and Error Correction—a replacement of APB Opinion No. 20 and FASB Statement No. 3” was issued. This statement requires that the direct effect of voluntary changes in accounting principles be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to determine either the cumulative effect of the change or the period-specific effects. The statement also designates retrospective application as the transition method for newly-issued accounting pronouncements in the instance where the pronouncement does not provide specific transition guidance. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS No. 154 will depend on the nature and extent of any voluntary accounting changes and corrections of errors after the effective date, but management does not currently expect SFAS No. 154 to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.
In March 2005, FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” was issued. This interpretation requires companies to record a liability for those asset retirement obligations in which the amount or timing of settlement of the obligation are uncertain. FIN 47 is effective in fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.
In March 2005, Staff Accounting Bulletin No. 107, “Share-Based Payment” was issued. SAB No. 107 provides guidance regarding the valuation of share-based payment arrangements for public companies, specifically as related to transactions with non-employees, the transition from non-public to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, and other issues related to SFAS No. 123(R). SAB No. 107 becomes effective upon the Company’s adoption of SFAS No. 123(R). Management does not currently expect SAB No. 107 to have a material impact on the Company’s future consolidated financial position, results of operations and cash flows.

The American Jobs Creation Act of 2004 provides that U.S. corporations could repatriate earnings of foreign subsidiaries at a reduced tax rate through December 31, 2005 under certain circumstances. In December 2004, the FASB Staff issued FASB Staff Position FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” that allows a company time beyond the financial reporting period of the enactment of the Act to evaluate the Act’s effect on its plan for reinvestment or repatriation of foreign earnings. As of December 31, 2005, the undistributed earnings of foreign subsidiaries that are considered to be indefinitely reinvested are approximately $165 million. The Company has decided not to repatriate any foreign earnings related to The American Jobs Creation Act of 2004.
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
In July 2005, the FASB issued an exposure draft, “Accounting for Uncertain Tax Positions: an Interpretation of FASB Statement 109.” This proposed Interpretation clarifies accounting for uncertain tax positions in accordance with SFAS No. 109. Specifically, the Interpretation requires recognition of a Company’s best estimate of the impact of a tax position only if that position is probable of being sustained by an audit based only on the technical merits of the position. Tax positions failing the probable recognition threshold would result in adjustments in recorded deferred tax assets or liabilities and changes in income tax payables or receivables. This Interpretation, as originally drafted, would become effective for the first fiscal year ending after December 15, 2005. However, the FASB currently does not expect to issue a final Interpretation until the first quarter of 2007, so the effective date will be modified. In addition, in a November 2005 meeting, the FASB indicated that the final Interpretation would likely revise the recognition threshold from a “probable” standard to a “more likely than not” standard. The Company is currently evaluating the impact of adopting this proposed Interpretation on its consolidated financial position, results of operations and cash flows.
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
The Refinancing
On November 24, 2003, the Company completed a comprehensive refinancing of its then existing bank debt which improved its capital structure and provided increased financial and operating flexibility by reducing leverage, increasing liquidity and extending debt maturities. The refinancing included the following: (i) a new senior secured revolving credit facility, (ii) the private placement of 7-year senior unsecured notes, (iii) the private placement of redeemable convertible preferred stock and (iv) a public offering of common stock. The Company applied the net proceeds from these refinancing transactions to repay all amounts outstanding under its former senior secured revolving credit facility, senior secured term loans and accounts receivable asset-backed securitization facility and to pay fees and expenses of approximately $23 million related to the refinancing. In the refinancing the Company raised $47.6 million through the sale of 5,807,500 shares of common stock at $8.20 per share (which included a 15% over-allotment option exercised on December 2, 2003) and $103.5 million through the sale of 2,070,000 shares of redeemable convertible preferred stock at $50.00 per share (which included the exercise of an option to purchase additional shares of preferred stock). The preferred stock has an annual dividend rate of 5.75% and a conversion price of $10.004 per share. 93.72% of this redeemable convertible preferred stock was converted to common stock by the Company through an inducement offer in December 2005. See Item 5 for details. The refinancing also included $285.0 million of 7-year senior unsecured notes due 2010 and a $240.0 million secured revolving credit facility that has since been increased to $300.0 million through amendments made in subsequent periods. The senior unsecured notes bear interest at a fixed rate of 9.5% while loans under the credit facility, as amended, bear interest at a rate of LIBOR plus 100 to 175 basis points, depending on the Company’s excess availability as defined by the Credit Agreement. See further discussion of the amendment to the credit facility under the heading, “Liquidity and Capital Resources.”
Results of Operations
The following table sets forth, for the periods indicated, statement of operations data in millions of dollars and as a percentage of net sales. Percentages may not add due to rounding.

	Fiscal Years Ended December 31,
	2005		2004		2003
	Amount	%	Amount	%	Amount	%
Net sales	$2,380.8	100.0%	$1,970.7	100.0%	$1,538.4	100.0%
Cost of sales	2,110.1	88.6%	1,756.0	89.1%	1,365.0	88.7%

Gross profit	270.7	11.4%	214.7	10.9%	173.4	11.3%
Selling, general and administrative expenses	172.2	7.2%	158.2	8.0%	127.7	8.3%

Operating income	98.5	4.1%	56.5	2.9%	45.7	3.0%
Other income (expense)	(0.5)	—	(1.2)	—	1.5	0.1%
Interest expense, net	(37.0)	(1.6)%	(35.9)	(1.8)%	(43.1)	(2.8)%
Other financial costs	—	—	—	—	(6.0)	(0.4)%

Earnings (loss) from continuing operations before income taxes	61.0	2.6%	19.4	1.0%	(1.9)	(0.1)%
Income tax (provision) benefit	(21.8)	(0.9)%	18.1	0.9%	(2.9)	(0.2)%

Income (loss) from continuing operations	39.2	1.6%	37.5	1.9%	(4.8)	(0.3)%
Gain on disposal of discontinued operations (net of tax)	—	—	0.4	—	—	-

Net income (loss)	39.2	1.6%	37.9	1.9%	(4.8)	(0.3)%
Less: preferred stock dividends	(22.0)	(0.9)%	(6.0)	(0.3)%	(0.6)	-

Net income (loss) applicable to common shareholders	$17.2	0.7%	$31.9	1.6%	$(5.4)	(0.3)%

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004
The net income applicable to common shareholders was $17.2 million in 2005 compared to net income applicable to common shareholders of $31.9 million in 2004. The net income applicable to common shareholders for 2005 included a $22.0 million dividend on preferred stock, $16.3 million of which resulted from a preferred share inducement offer in the fourth quarter, and pre-tax corporate charges of $18.6 million related to the rationalization of certain of the Company’s communications cable manufacturing facilities, which included a $(0.5) million gain from the sale of a previously closed manufacturing plant.
During the interim periods of 2005, revenue related to certain turn-key energy system projects with multiple deliverables in the Company’s Spanish operations was deferred until completion of those projects. In the fourth quarter of 2005, the Company determined that the revenues and related profits for a portion of the projects should have been recognized as energy cables were delivered to the customers. Results for the fourth quarter of 2005 included approximately $1.5 million of after-tax earnings that would have been recognized in earlier interim quarters of 2005 if the deferral had not occurred. The amount of after-tax earnings related to this issue was not material in any of the three previously reported interim periods of 2005.
The net income applicable to common shareholders for 2004 included a $6.0 million dividend on the preferred stock, pre-tax charges of $7.1 million relating to the rationalization of certain manufacturing facilities, $1.5 million for remediation costs, $2.4 million related to the unwinding of the Company’s former fiber optics joint venture and $1.9 million related to the write-off of goodwill, a $1.2 million pre-tax loss resulting from unfavorable foreign currency transactions, a $0.4 million after-tax gain from discontinued operations, and a $23.3 million income tax benefit due to the elimination of certain prior year tax exposures.
All 2004 segment figures have been restated for the reclassification of certain business units from the Communications segment to the Industrial & Specialty segment as discussed in Item 1 of this report.

Net Sales
The following tables set forth metal-adjusted net sales and metal pounds sold by segment, in millions. Net sales for 2004 have been adjusted to reflect the 2005 copper COMEX average price of $1.68 per pound (a $0.39 increase compared to the prior period) and the aluminum rod average price of $0.92 per pound (a $0.07 increase compared to the prior period).

	Metal-Adjusted Net Sales
	Year Ended December 31,
	2005		2004
	Amount	%	Amount	%
Energy	$849.6	36%	$753.9	35%
Industrial & specialty	989.8	42%	903.5	42%
Communications	541.4	22%	509.7	23%

Total metal-adjusted net sales	2,380.8	100%	2,167.1	100%

Metal adjustment	—		(196.4)

Total net sales	$2,380.8		$1,970.7

	Metal Pounds Sold
	Year Ended December 31,
	2005		2004
	Pounds	%	Pounds	%
Energy	286.5	44%	275.6	43%
Industrial & specialty	245.5	37%	235.1	36%
Communications	126.9	19%	134.3	21%

Total metal pounds sold	658.9	100%	645.0	100%

Net sales increased 21% to $2,380.8 million in 2005 from $1,970.7 million in 2004. After adjusting 2004 net sales to reflect the $0.39 increase in the average monthly COMEX price per pound of copper and the $0.07 increase in the average aluminum rod price per pound in 2005, net sales increased 10% to $2,380.8 million, up from $2,167.1 million in 2004. The net sales increase included a 1% increase, or $20.1 million, due to the favorable impact of foreign currency exchange rate changes. The increase in metal-adjusted net sales reflects a 13% increase in the energy segment, a 10% increase in the industrial & specialty segment and a 6% increase in the communications segment. Metal pounds sold increased 2% compared to 2004. Metal pounds sold is provided herein as the Company believes this metric to be a good measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes and the Company believes its product mix to be relatively constant year over year. The increase in reported net sales in excess of that attributable to the 2% increase in metal pounds sold is a result of the Company’s efforts to increase its selling prices to recover significant raw material cost increases on insulating compounds, steel and wood reels, and higher energy and freight costs. The increase in net sales in this comparison also includes the $20.1 million foreign currency benefit described above which does not impact the metal pounds sold comparison.
The 13% increase in metal-adjusted net sales for the energy segment reflects a 12% increase in net sales in North America and a 13% increase in net sales in the Company’s international operations. The North American net sales reflect an increase in demand for bare aluminum transmission cable compared to 2004, increased selling prices to recover significant raw material price increases, a better mix of products sold and a $10.0 million favorable impact from changes in foreign currency exchange rates. The Company expects to continue to experience inflationary pressure on its raw material costs and will continue to increase selling prices to offset the negative effect of rising raw material costs to the extent that it is able. The Company anticipates demand to accelerate due to the passing of energy legislation in the United States in 2005 aimed at improving the transmission grid infrastructure. The Company’s international operations benefited from increased demand for distribution cables, improved selling prices and a $2.4 million favorable impact from changes in foreign currency exchange rates.
The 10% increase in metal-adjusted net sales in the industrial & specialty segment reflects a 5% increase in the Company’s international operations and a 14% increase in North America. The Company believes the continued improvement in North American sales volume indicates a recovery in the end markets for industrial cables. Additionally, this segment has benefited from an increase in selling prices to recover increased raw material costs and an increase in sales of specialty cables. The increase in net sales of the Company’s international operations reflects strong demand related to its flexible zero-halogen cables in Europe, an area in which the European operation is a leader and a $3.8 million favorable impact from changes in foreign currency exchange rates.

The 6% increase in the communications segment metal-adjusted net sales reflects an increase in all business units within this segment. Enterprise networking cable sales in North America increased as the Company’s new go-to-market strategy implemented in late 2004 began to gain traction. The sales volume in data communication cables, primarily LAN cables, increased in 2005 compared to 2004, but continues to experience competitive price pressure. Partially offsetting gains in sales was a continued decrease in demand from the Regional Bell Operating Companies (RBOC’s) for products related to maintenance, repair and expansion of their copper cable infrastructure. Declines in sales of telecommunications cables to the RBOC’s was partially offset by increased sales in the commercial and export markets and increased sales of service wire.
Selling, General and Administrative Expense
Selling, general and administrative expense increased to $172.2 million in 2005 from $158.2 million in 2004. The increase in SG&A was partially due to a $1.7 million increase in expenses related to Sarbanes-Oxley compliance, a majority of which occurred in early 2005 related to 2004 activities. The increase was also due to a $12.5 million increase in North American salary and fringe benefits related to improved Company performance and increases in the number of employees, especially direct sales personnel, and a $5.0 million increase in Europe mainly as a result of increased salary and fringe benefits and additions to the sales force. This increase was partially offset by $6.9 million of charges in 2004 for plant rationalizations, remediation costs, the winding down of the Company’s former joint venture, and the related goodwill write-off. As a result of these items, reported SG&A was 7.2% of net sales in 2005, down from 7.3% of metal-adjusted net sales in 2004.
Operating Income
The following table sets forth operating income by segment, in millions of dollars.

	Operating Income
	Year Ended December 31,
	2005		2004
	Amount	%	Amount	%
Energy	$65.9	56%	$39.8	57%
Industrial & specialty	37.4	32%	27.6	40%
Communications	13.8	12%	2.0	3%

Subtotal excluding corporate charges	117.1	100%	69.4	100%

Corporate charges	(18.6)		(12.9)

Total operating income	$98.5		$56.5

Operating income of $98.5 million for 2005 increased from $56.5 million in 2004. The increase was primarily the result of increased selling prices in all segments to recover rising raw material costs, continued cost savings from completion of rationalization activities in the industrial and specialty segment, the majority of the cost which was incurred in the prior year, a $1.1 million LIFO gain from the reduction of the Company’s copper inventory quantities in North America and the $0.8 million favorable impact of foreign currency exchange rates. These increases were partially offset by net corporate charges of $18.6 million relating to the rationalization of certain communications cable manufacturing facilities, which included a $(0.5) million gain from the sale of a previously closed manufacturing plant.
Other Expense
Other expense of $0.5 million in 2005 and $1.2 million in 2004 includes foreign currency transaction losses which resulted from changes in exchange rates between the designated functional currency and the currency in which the transaction is denominated.
Interest Expense
Net interest expense increased to $37.0 million in 2005 from $35.9 million in 2004. The increase in interest expense is the result of higher average interest rates on the Company’s floating rate debt and higher average debt levels as compared to 2004, which are partially offset by savings from the Company’s cross currency and interest rate swap. The higher average debt levels in 2005 as compared to 2004 was primarily attributable to increased working capital needs as a result of continued rising raw material costs.

Tax Provision
The Company’s effective tax rate for 2005 was 35.7% compared to the full year 2004 effective tax rate of 26.8%, as adjusted to exclude the $23.3 million benefit in 2004 of the settlement of prior year tax exposures. The increase in the effective tax rate year over year reflects differences in the relative profitability of business operations in various taxing jurisdictions as well as the recognition in 2004 of net operating loss carryforward benefits in foreign tax jurisdictions for which a tax benefit had not been previously recognized.
Preferred Stock Dividends
During 2005, the Company accrued and paid $5.7 million of regular dividends and also paid $16.3 million related to the inducement offer on its preferred stock. During 2004, the Company accrued and paid $6.0 million in dividends on its preferred stock. The significant increase of dividends paid in 2005 is due to the inducement offer that the Company initiated in the fourth quarter of 2005. See Item 5 of this document for details.
Year Ended December 31, 2004 Compared with Year Ended December 31, 2003
The net income applicable to common shareholders was $31.9 million in 2004 compared to a net loss applicable to common shareholders of $(5.4) million in 2003. The net income applicable to common shareholders for 2004 included a $6.0 million dividend on the preferred stock, pre-tax charges of $7.1 million relating to the rationalization of certain manufacturing facilities, $1.5 million for remediation costs, $2.4 million related to the unwinding of the Company’s former fiber optics joint venture and $1.9 million related to the write-off of goodwill, a $1.2 million pre-tax loss resulting from unfavorable foreign currency transactions, a $0.4 million after-tax gain from discontinued operations, and a $23.3 million income tax benefit due to the elimination of certain prior year tax exposures.
The net loss applicable to common shareholders for 2003 included a $0.6 million dividend on the preferred stock issued in the fourth quarter of 2003, pre-tax corporate charges of $7.6 million related to the rationalization of certain of the Company’s industrial cable manufacturing facilities and $2.7 million for severance related to the Company’s cost cutting efforts in Europe. These corporate charges were offset by $2.1 million of income resulting from the reversal of unutilized restructuring reserves related to the closure in prior years of North American manufacturing facilities. The net loss applicable to common shareholders for 2003 also included a $6.0 million charge related to the refinancing of the Company’s bank debt and a $1.5 million foreign currency transaction gain resulting from a favorable change in exchange rates. The net loss applicable to common shareholders for 2003 also included a $4.4 million increase in the tax provision in the fourth quarter of 2003 resulting from the Company’s refinancing.
All 2004 and 2003 segment figures have been restated for the reclassification of certain business units from the Communications segment to the Industrial & Specialty segment as discussed in Item 1 of this report.
Net Sales
The following tables set forth metal-adjusted net sales and metal pounds sold by segment, in millions. Net sales for 2003 have been adjusted to reflect the 2004 copper COMEX average price of $1.29 per pound (a $0.48 increase compared to the prior period) and the aluminum rod average price of $0.85 per pound (a $0.16 increase compared to the prior period).

	Metal-Adjusted Net Sales
	Year Ended December 31,
	2004		2003
	Amount	%	Amount	%
Energy	$705.7	36%	$621.2	35%
Industrial & specialty	810.5	41%	701.5	40%
Communications	454.5	23%	431.4	25%

Total metal-adjusted net sales	1,970.7	100%	1,754.1	100%

Metal adjustment	—		(215.7)

Total net sales	$1,970.7		$1,538.4

	Metal Pounds Sold
	Year Ended December 31,
	2004		2003
	Pounds	%	Pounds	%
Energy	275.6	43%	258.0	45%
Industrial & specialty	235.1	36%	205.6	35%
Communications	134.3	21%	115.0	20%

Total metal pounds sold	645.0	100%	578.6	100%

Net sales increased 28% to $1,970.7 million in 2004 from $1,538.4 million in 2003. After adjusting 2003 net sales to reflect the $0.48 increase in the average monthly COMEX price per pound of copper and the $0.16 increase in the average aluminum rod price per pound in 2004, net sales increased 12% to $1,970.7 million, up from $1,754.1 million in 2003. The net sales increase included a $57.6 million increase due to the favorable impact of foreign currency exchange rate changes. The increase in metal-adjusted net sales reflected a 14% increase in the energy segment, a 16% increase in the industrial & specialty segment and a 5% increase in the communications segment. Metal pounds sold increased 11% compared to 2003. Metal pounds sold is provided herein as the Company believes this metric to be a good measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes and the Company believes its product mix to be relatively constant year over year.
The 14% increase in metal-adjusted net sales for the energy segment reflected an 8% increase in net sales in North America and a 26% increase in net sales in the Company’s international operations. The North American net sales reflected an increase in demand from power utilities for distribution cables compared to 2003 and an $8.4 million favorable impact from changes in foreign currency exchange rates. The Company’s international operations benefited from increased demand for distribution cables, increased wind farm projects and an $18.6 million favorable impact from changes in foreign currency exchange rates.
The 16% increase in metal-adjusted net sales in the industrial & specialty segment reflected a 24% increase in the Company’s international operations and a 9% increase in North America. The Company believes the continued improvement in North American sales volume indicates a recovery in the end markets for industrial cables. Additionally, this segment benefited from growth in its domestic automotive aftermarket wire set business and an increase in sales of industrial cables utilized in maintenance, repair and plant operations, as well as an increase in sales of electronics products resulting from sustained penetration into targeted niche markets and an increase in sales of wire harness and assembly products. The net sales of the Company’s international operations increased 24% which reflected strong demand related to its flexible zero-halogen cables in Europe, an area in which the European operation is a leader and a $25.9 million favorable impact from changes in foreign currency exchange rates.
The 5% increase in the communications segment metal-adjusted net sales reflected an increase in all business units within this segment. Metal-adjusted net sales of telephone exchange cable increased in 2004 compared to 2003 as the Company benefited from the consolidation of competitors in 2004. The sales volume in data communication cables, primarily LAN cables, increased in 2004 compared to 2003, but continued to experience competitive price pressure.
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

Operating Income
The following table sets forth operating income by segment, in millions of dollars.

	Operating Income
	Year Ended December 31,
	2004		2003
	Amount	%	Amount	%
Energy	$39.8	57%	$38.0	71%
Industrial & specialty	27.6	40%	11.5	21%
Communications	2.0	3%	4.4	8%

Subtotal excluding corporate charges	69.4	100%	53.9	100%

Corporate charges	(12.9)		(8.2)

Total operating income	$56.5		$45.7

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
Other Income (Expense)
Other expense of $(1.2) million in 2004 and other income of $1.5 million in 2003 included foreign currency transaction gains/losses which resulted from changes in exchange rates between the designated functional currency and the currency in which the transaction is denominated.
Interest Expense
Net interest expense decreased to $35.9 million in 2004 from $49.1 million in 2003. The 2003 net interest expense included $6.0 million of costs related to the Company’s refinancing which consisted of $4.4 million for the write-off of unamortized bank fees related to the Company’s former credit facility, $0.8 million related to the early termination of interest rate swaps and $0.8 million related to the early termination of the accounts receivable asset-backed securitization financing. In addition to the prior year refinancing related costs, the decrease in interest expense was the result of lower outstanding borrowings and interest costs under the Company’s new debt structure (see previous refinancing discussion) effective November 24, 2003, a lower credit spread under the Company’s new credit facility and a reduction in the amortization of bank fees relating to the new credit facility compared to the former credit facility.
Tax Provision
The Company’s negative effective tax rate for 2004 was primarily attributable to the settlement of $23.3 million of prior year tax exposures. Excluding the benefit of the settlement of prior year tax exposures, the Company’s effective tax rate would have been 26.8% which reflected differences in the relative profitability of business operations in various taxing jurisdictions and the utilization of net operating loss carryforwards in foreign tax jurisdictions for which a tax benefit had not been previously recognized.
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
General Cable Corporation is a holding company with no operations of its own. All of the Company’s operations are conducted, and net sales are generated, by its subsidiaries and investments. Accordingly, the Company’s cash flow comes from the cash flows of its operations, in particular, the North American operations upon which it has historically depended the most. However, the Company’s ability to use cash flow from its international operations, if necessary, has historically been adversely affected by limitations on the Company’s ability to repatriate such earnings tax efficiently. The American Jobs Creation Act of 2004 provides that US corporations could repatriate earnings of foreign subsidiaries at a reduced tax rate through December 31, 2005 under certain circumstances. As of December 31, 2005, the undistributed earnings of foreign subsidiaries that are considered to be indefinitely reinvested are approximately $165 million. The Company did not repatriate any foreign earnings pursuant to the American Jobs Creation Act of 2004.
The following table sets forth net cash provided by (used by) operating activities by geographic groups for the following periods (in millions):

	Year Ended December 31,
	2005	2004
North America	$45.4	$(35.6)
International	75.6	48.1

Total	$121.0	$12.5

Cash flow provided by operating activities in 2005 was $121.0 million. This reflects a decrease in other assets of $7.2 million and an increase in accounts payable, accrued and other liabilities of $114.6 million and net income before depreciation and amortization, foreign currency exchange loss, deferred income taxes and gain on the disposal of property of $88.9 million. The decrease in other assets is primarily related to the refund of various taxes during 2005. The increase in accounts payable, accrued and other liabilities is primarily due to an increase in accounts payable which reflects greater manufacturing activity by the Company and the increase in raw material costs during 2005 as compared to 2004. These positive cash flows were partially offset by an $83.1 million increase in accounts receivable and a $6.6 million increase in inventories. The increase in accounts receivable reflects improved sales volume experienced in 2005 as a result of improving demand in the Company’s end markets as well as increased pricing in response to increased raw material costs. Inventory has increased as a result of the Company’s need to service the improving demand in its end markets. However, inventory turnover for the total Company improved slightly as compared to 2004 due to the Company’s focus on supply chain management, application of Lean principles and increasing integration with its customers.
Cash flow used by investing activities was $130.5 million in 2005, principally reflecting $42.6 million of capital expenditures and the acquisitions of certain assets of Draka Comteq’s business in North America, the wire and cable manufacturing business of SAFRAN SA, known as Silec®, and the Mexican ignition wire set business of Beru AG, known as Beru S.A., for $92.6 million. The Company anticipates capital spending to be approximately $50 million in 2006. Additionally, the Company received proceeds of $3.0 from the sale of property; primarily equipment from the Company’s closed facilities.
Cash flow provided by financing activities in 2005 was $52.5 million. This reflects an increase in borrowings under the Company’s revolving credit facility of $36.5 million, which was due in part to the higher working capital requirements discussed above as a result of improving demand in the Company’s end markets as well as the increase in raw material prices during 2005. In addition, the Company’s other debt increased $35.4 million due mostly to new borrowings on the Spanish term loan used to purchase Silec®. Also, $2.6 million in proceeds was received from the exercise of stock options. These sources of cash were partially offset by the payment of preferred stock dividends of $22.0 million, $16.3 million of which resulted from the Company’s inducement offer.
The Company’s senior unsecured notes (the “Notes”) were issued in November 2003 in the amount of $285.0 million, bear interest at a fixed rate of 9.5% and mature in 2010. General Cable Corporation and its material North American wholly-owned subsidiaries fully and unconditionally guarantee the Notes on a joint and several basis.

The Company’s current senior secured revolving credit facility, as amended, provides for up to $300.0 million in borrowings, including a $50.0 million sublimit for the issuance of commercial and standby letters of credit and a $20.0 million sublimit for swingline loans. Advances under the credit facility are limited to a borrowing base computed using defined advance rates for eligible accounts receivable, inventory, equipment and owned real estate properties. The fixed asset component of the borrowing base is subject to scheduled reductions. At December 31, 2005, the Company had undrawn availability of $147.7 million under the credit facility.
Indebtedness under the credit facility is guaranteed by the Company’s U.S. and Canadian subsidiaries and is secured by a first priority security interest in tangible and intangible property and assets of the Company’s U.S. and Canadian subsidiaries. Loans under the credit facility bear interest at the Company’s option, equal to either an alternate base rate (prime plus 0.00% to 0.50%) or an adjusted LIBOR rate plus an applicable margin percentage (LIBOR plus 1.00% to 1.75%). The applicable margin percentage is subject to adjustments based upon the excess availability, as defined.
The Company pays fees in connection with the issuance of letters of credit and a commitment fee equal to 25 basis points, as amended, per annum on any unused commitments under the credit facility. Both fees are payable quarterly.
The credit facility, as amended, requires that the Company comply with certain financial covenants, the principal covenant of which is a quarterly minimum fixed charge coverage ratio test which is only applicable when excess availability, as defined, is below a certain threshold. In addition, the revolving credit facility and the indenture governing the senior unsecured notes include negative covenants which restrict certain acts, including the payment of dividends to holders of common stock. However, the Company will be permitted to declare and pay dividends or distributions on the convertible preferred stock so long as there is no default under the revolving credit facility and the Company meets certain financial conditions.
The Company amended its Credit Agreement, effective October 22, 2004, which at that point reduced the interest rate on borrowings under the credit facility by 50 basis points, increased the annual capital spending limit and provided for the ability to swap up to $100 million of its existing fixed rate Senior notes to a floating interest rate.
During the second quarter of 2005, the Company amended the Amended and Restated Credit Agreement which increased the borrowing limit on the senior secured revolving credit facility from $240 million to $275 million. Additionally, the amendment increased the maximum amount permitted under the facility for investments in joint ventures from $10 million to $25 million.
During the fourth quarter of 2005, the Company further amended the Amended and Restated Credit Agreement which increased the borrowing limit on the senior secured revolving credit facility from $275 million to $300 million. Additionally, the amendment extended the maturity date by almost two years to August 2010, lowered borrowing costs by approximately 65 basis points and reduced unused facility fees. Also, the amendment eliminated or relaxed several provisions, including eliminating the annual limit on capital expenditures, expanding permitted indebtedness to include acquired indebtedness of newly acquired foreign subsidiaries, and increasing the level of permitted loan-funded acquisitions. Finally, the amendment satisfied the financing conditions to the Company’s inducement offer to convert shares of its 5.75% Series A Redeemable Convertible Preferred Stock into its common stock, which was announced and commenced on November 9, 2005. Specifically, the amendment permitted the Company to draw funds from its credit facility to pay the conversion offer premium plus the funds necessary to make a final dividend payment to holders of the preferred stock who converted their shares in the inducement offer.
As previously mentioned, on November 9, 2005, the Company commenced an offer (“the inducement offer”) to pay a cash premium to holders of its 5.75% Series A Redeemable Convertible Preferred Stock who elected to convert their preferred stock into shares of General Cable common stock. The Company offered the following consideration for each of the 2,069,907 shares of preferred stock subject to the inducement offer:
•	A cash premium of $7.88, or $16.3 million if all shares of preferred stock were converted; and

•	4.998 shares of common stock of General Cable Corporation, or approximately 10,345,395 shares of common stock if all shares of preferred stock were converted; and

•	Accrued and unpaid dividends on the preferred stock from November 24, 2005 to December 13, 2005, payable in cash.
The inducement offer expired on December 9, 2005. A total of 1,939,991 shares, or 93.72%, of the Company’s outstanding shares of preferred stock were surrendered and converted by General Cable as part of the inducement offer. The former holders of the converted preferred stock received, in the aggregate, the following:
•	9,696,075 shares of General Cable common stock;

•	A cash premium of approximately $15.3 million ($7.88 per share); and
•	Approximately $0.3 million of accrued and unpaid dividends on the preferred stock from November 24, 2005 to December 13, 2005, the date immediately preceding the inducement offer’s settlement date of December 14, 2005.
The $16.6 million cash dividend, which includes approximately $1.0 million in costs related to the inducement offer, was recorded in the fourth quarter of 2005, and represented the difference between the fair value of all securities and other consideration transferred in the transaction by the Company to the preferred shareholders and the fair value of securities issuable pursuant to the original conversion terms of the preferred stock less the costs related to the inducement offer.
129,916 shares, or 6.28%, of the preferred stock remain outstanding under the original terms of the preferred stock issuance, and all shares of preferred stock surrendered for conversion in the inducement offer were canceled and retired.
On December 27, 2005, General Cable entered into a capital lease for certain pieces of equipment being used at the Company’s Indianapolis polymer plant. The capital lease agreement provides that the lease payments for the machinery and equipment will be approximately $0.6 million semi-annually, or approximately $1.2 million on an annual basis. The lease expires in December of 2010, and General Cable has the option to purchase the machinery and equipment for fair value at the end of the lease term. The present value of the minimum lease payments on the capital lease at inception was approximately $5.0 million that has been reflected in fixed assets and in short-term ($0.9 million) and long-term ($4.1 million) lease obligations, as appropriate, in the Company’s December 31, 2005 balance sheet.
On December 22, 2005, Grupo General Cable Sistemas, S.A., a wholly owned Spanish subsidiary of General Cable, entered into both a term loan facility and a revolving credit facility totaling 75 million Euros. This combined facility was entered into to provide Euro-denominated borrowings to partly fund the subsidiary’s acquisition of Silec®, the wire and cable manufacturing business of SAFRAN S.A., and to provide funds for general corporate needs of the European business. See “Acquisitions and Divestitures” for more details on the acquisition of Silec®.
The term loan facility of 50 million Euros is available in up to three tranches, with an interest rate of Euribor plus 0.8% to 1.5% depending on certain debt ratios. The term loan is repayable in fourteen semi-annual installments, maturing seven years following the draw down of each tranche. $35.4 million is currently drawn under this term loan facility, leaving undrawn availability of approximately $23.8 million as of December 31, 2005.
The revolving credit facility of 25 million Euros matures at the end of five years and carries an interest rate of Euribor plus 0.6% to 1.0% depending on certain debt ratios. No funds are currently drawn under this revolving credit facility, leaving undrawn availability of approximately $29.6 million as of December 31, 2005. Commitment fees ranging from 15 to 25 basis points per annum on any unused commitments under the revolving credit facility will be assessed to Grupo General Cable Sistemas, S.A., and are payable on a quarterly basis.
The combined facility is subject to certain financial ratios of the European group, the most restrictive of which is net debt to EBITDA (earnings before interest, taxes, depreciation and amortization). In addition, the indebtedness under the combined facility is guaranteed by the Company’s Portuguese subsidiary, General Cable Celcat Energia E Telecomunicacoes, S.A., and by the recently acquired Silec Cable, S.A.S.
In addition to this new revolving credit facility, the Company’s European operations participate in arrangements with several European financial institutions that provide extended accounts payable terms to the Company on an uncommitted basis. In general, the arrangements provide for accounts payable terms of up to 180 days. At December 31, 2005, the arrangements had a maximum availability limit of the equivalent of approximately $136.2 million, of which approximately $112.4 million was drawn. Should the availability under these arrangements be reduced or terminated, the Company would be required to negotiate longer payment terms or repay the outstanding obligations with suppliers under this arrangement over 180 days and seek alternative financing arrangements which could increase the Company’s interest expense. The Company also has an approximate $37.8 million uncommitted facility in Europe, which allows the Company to sell at a discount, with limited recourse, a portion of its accounts receivable to a financial institution. At December 31, 2005, this accounts receivable facility was not drawn upon.
During the fourth quarter of 2002, as a result of declining returns in the investment portfolio of the Company’s defined benefit pension plan, the Company was required to record a minimum pension liability equal to the under funded status of its plan. At December 31, 2002, the Company recorded an after-tax charge of $29.2 million to accumulated other comprehensive income in the equity section of its balance sheet. During 2003, the investment portfolio of the Company’s defined benefit pension plan experienced improved performance and as a result, the Company was able to reduce the after tax charge to accumulated other comprehensive income by $7.3 million. During 2004, the after tax charge to accumulated other comprehensive income was increased by $0.2 million. During the fourth quarter of 2005, as a result of worse than expected investment asset performance and changes in certain actuarial assumptions, including the discount rate and mortality rate, the Company was required to record an additional minimum pension liability on its books in an amount that would fully accrue the underfunded status of the plans. As of December 31, 2005, the defined benefit plans were underfunded by approximately $40.9 million based on the actuarial methods and assumptions utilized for purposes of the applicable accounting rules and interpretations, and therefore the Company accrued an additional liability of $13.6 million. The underfunding of the defined benefit plans at December 31, 2004 and 2003 was $33.0 million and $39.9 million, respectively.
In 2005, pension expense decreased approximately $0.8 million from 2004, excluding $0.7 million of curtailment expense booked in 2005 related to the Bonham closure, and cash contributions decreased approximately $2.2 million from 2004. In 2006, pension expense is expected to increase approximately $1.1 million, excluding curtailment costs, from 2005, principally due to a decrease in the discount rate and poorer than expected investment performance in 2005, and cash contributions are expected to decrease approximately $2.7 million from 2005.
As part of General Cable’s ongoing efforts to reduce total operating costs, the Company continuously evaluates its ability to more efficiently utilize existing manufacturing capacity. Such evaluation includes the costs associated with and benefits to be derived from the combination of existing manufacturing assets into fewer plant locations and the possible outsourcing of certain manufacturing processes. During 2004, the Company completed the closure of certain of its manufacturing plants which resulted in a $7.6 million charge in the fourth quarter of 2003 (of which approximately $1.3 million were cash payments) and a $7.4 million charge in 2004 (of which approximately $4.7 million were cash payments). During 2004, the Company also closed its rod mill operation and sold certain equipment utilized in that operation which resulted in a net gain of $0.3 million. During 2005, the Company closed certain of its communications cable manufacturing plants which resulted in an $18.6 million charge in 2005 (of which approximately $7.5 million were cash payments), which included a $(0.5) million gain from the sale of a previously closed manufacturing plant. Total charges for these communication plant closures were approximately $19.1 million (of which approximately $7.5 million were cash payments). As of December 31, 2005, production had ceased at both locations.
Summarized information about the Company’s contractual obligations and commercial commitments as of December 31, 2005 is as follows (in millions of dollars):

	Payments Due by Period
		Less than	1 - 3	4 - 5	After 5
	Total	1 Year	Years	Years	Years
Contractual obligations:

Total debt (excluding capital leases)	$446.4	$5.4	$125.9	$295.8	$19.3
Capital leases	5.2	1.0	2.0	2.2	—
Interest payments on Senior Notes	135.4	27.1	54.2	54.1	—
Preferred Stock dividend payments	3.0	0.4	0.7	0.8	1.1
Operating leases	29.2	9.0	9.5	6.0	4.7
Commodity futures and forward pricing agreements	146.9	146.9	—	—	—
Foreign currency contracts	43.1	41.8	1.3	—	—
Cross currency and interest rate swap	170.6	11.1	159.5	—	—

Total	$979.8	$242.7	$353.1	$358.9	$25.1

As mentioned previously in the “Current Business Environment” section, a cross currency and interest rate swap was entered into by the Company partly to reduce the borrowing cost on a portion of the $285.0 million in Senior Notes. Under the Senior Notes, the Company is required to make payments, at a fixed interest rate of 9.5%, on the $285.0 million balance of the Senior Notes to the holders of the Senior Notes. Under the swap, the Company is required to make future payments, at a fixed interest rate of 7.5%, on the Euro-denominated balance of its cross currency and interest rate swap to the parties involved in the swap. The Company is also required, at the end of the swap’s life in the fourth quarter of 2007, to swap the original Euro-denominated principal balance that was equivalent to approximately $148.4 million as of December 31, 2005. However, the Company, in return, receives payments from the parties involved in the swap, at a fixed rate of 9.5%, on the dollar-denominated balance of its cross currency and interest rate swap, and the Company will receive, at the end of the swap’s life in the fourth quarter of 2007, a payment on the original dollar-denominated principal balance of $150.0 million.
The principal U.S. operating subsidiary has unconditionally guaranteed the payments required to be made to the parties involved in the swap. The guarantee continues until the commitment under the swap has been paid in full, including principal plus interest, with the final amount due in November 2007. This subsidiary’s maximum exposure under this guarantee was approximately $170.6 million as of December 31, 2005, but the net exposure position was a favorable $8.2 million. As of December 31, 2005, the amount recorded in General Cable’s consolidated financial statements for this liability was not significant.
The Company will be required to make future cash contributions to its defined benefit pension plans. The estimate for these contributions is approximately $8.2 million during 2006. Estimates of cash contributions to be made after 2006 are difficult to determine due to the number of variable factors which impact the calculation of defined benefit pension plan contributions. General Cable will also be required to make interest payments on its variable rate debt. The interest payments to be made on the Company’s revolving loans and other variable debt are based on variable interest rates and the amount of the borrowings under the revolving credit facility depend upon the Company’s working capital requirements. The Company’s preferred stock dividends are payable in cash or common stock or a combination thereof. 93.72% of the preferred stock was retired by the Company through an inducement offer in December 2005 that has significantly reduced future obligation amounts for preferred stock dividend payments. See Item 5 for details on the inducement offer.
The Company anticipates being able to meet its obligations as they come due based on historical experience and the expected availability of funds under its amended credit facility.
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
During 2005, one of the Company’s international operations contracted with a bank to transfer accounts receivable that it was owed from one customer to the bank in exchange for payments of approximately $1 million. As the transferor, the Company surrendered control over the financial assets included in the transfer and has no further rights regarding the transferred assets. The transfer was treated as a sale and the approximate $1 million received was accounted for as proceeds from the sale. All assets sold were removed from the Company’s balance sheet upon completion of the transfer, and no further obligations exist under this agreement.
Environmental Matters
The Company’s expenditures for environmental compliance and remediation amounted to approximately $1.5 million in 2005, $1.4 million in 2004 and $0.8 million in 2003. In addition, certain of General Cable’s subsidiaries have been named as potentially responsible parties in proceedings that involve environmental remediation. The Company had accrued $2.3 million at December 31, 2005 for all environmental liabilities. In the Wassall acquisition of General Cable from American Premier Underwriters, American Premier indemnified the Company against certain environmental liabilities arising out of General Cable or its predecessors’ ownership or operation of properties and assets, which were identified during the seven-year period ended June 2001. As part of the 1999 acquisition, BICC plc agreed to indemnify General Cable against environmental liabilities existing at the date of the closing of the purchase of the business. The Company has agreed to indemnify Pirelli, Raychem HTS, Canada, Inc. and Southwire Company against certain environmental liabilities arising out of the operation of the divested businesses prior to the sale. However, the indemnity the Company received from BICC plc related to the business sold to Pirelli terminated upon the sale of those businesses to Pirelli. While it is difficult to estimate future environmental liabilities, the Company does not currently anticipate any material adverse effect on results of operations, cash flows or financial position as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
General Cable is exposed to various market risks, including changes in interest rates, foreign currency and commodity prices. To manage risk associated with the volatility of these natural business exposures, General Cable enters into interest rate, commodity and foreign currency derivative agreements related to both transactions and its net investment in its European operations as well as copper and aluminum forward pricing agreements. General Cable does not purchase or sell derivative instruments for trading purposes. General Cable does not engage in trading activities involving commodity contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques.
General Cable’s reported net sales are directly influenced by the price of copper and to a lesser extent aluminum. The price of copper and aluminum has been subject to considerable volatility, with the daily selling price of copper cathode on the COMEX averaging $1.68 per pound in 2005, $1.29 per pound in 2004 and $0.81 per pound in 2003 and the daily price of aluminum rod averaging $0.92 per pound in 2005, $0.85 per pound in 2004 and $0.69 per pound in 2003.
General Cable utilizes the last-in first-out (LIFO) method of inventory accounting for its metals inventory. The Company’s use of the LIFO method results in its income statement reflecting the current costs of metals, while metals inventories in the balance sheet are valued at historical costs as the LIFO layers were created. As a result of volatile copper prices, the replacement cost of the Company’s copper inventory exceeded the historic LIFO cost by approximately $107 million at December 31, 2005 and $38 million at December 31, 2004. If LIFO inventory quantities were reduced in a period when the replacement cost of the inventory exceeded the LIFO value, the Company would experience an increase in reported earnings. Conversely, if LIFO inventory quantities were reduced in a period when replacement costs were lower than the LIFO value of the inventory, the Company would experience a decline in reported earnings. If the Company were not able to recover the LIFO value of its inventory at a profit in some future period when replacement costs were lower than the LIFO value of the inventory, the Company would be required to take a charge to recognize in its income statement all or a portion of the higher LIFO value of the inventory. During 2005, the Company reduced its copper inventory quantities in North America resulting in a $1.1 million LIFO gain since LIFO inventory quantities were reduced in a period when replacement costs were higher than the LIFO value of the inventory.
General Cable has utilized interest rate swaps and interest rate collars to manage its interest expense exposure by fixing its interest rate on a portion of the Company’s floating rate debt. Under the swap agreements, General Cable typically paid a fixed rate while the counterparty paid to General Cable the difference between the average fixed rate and the three-month LIBOR rate. During 2001, the Company entered into several interest rate swaps which effectively fixed interest rates for borrowings under the former credit facility and other debt. In the fourth quarter of 2003 in conjunction with the refinancing of its bank debt, the Company incurred a cost of $0.8 million to terminate the interest rate swaps related to the former credit facility. At December 31, 2005, the remaining outstanding interest rate swap, that qualifies as a cash flow hedge under Statement of Financial Accounting Standard (”SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” had a notional value of $9.0 million, an interest rate of 4.49% and matures in October 2011. The Company does not provide or receive any collateral specifically for this contract. The fair value of interest rate derivatives are based on quoted market prices and third party provided calculations, which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments. At December 31, 2005 and 2004, the net unrealized loss on interest rate derivatives and the related carrying value was $(0.4) million and $(0.7) million, respectively. A 10% change in the variable rate would change the unrealized loss by $0.2 million in 2005. All interest rate derivatives are marked-to-market with changes in the fair value of qualifying cash flow hedges recorded as other comprehensive income.
The Company enters into forward exchange contracts, that qualify as cash flow hedges under SFAS No. 133, principally to hedge the currency fluctuations in certain transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. Principal transactions hedged during the year were firm sales and purchase commitments. The fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At December 31, 2005 and 2004, the net unrealized gain (loss) on the net foreign currency contracts was $0.3 million and $(0.6) million, respectively. A 10% change in the exchange rate for these currencies would change the unrealized gain by $3.6 million in 2005.
In October 2005, the Company entered into a U.S. dollar to Euro cross currency and interest rate swap agreement with a notional value of $150 million, that qualifies as a net investment hedge of the Company’s net investment in its European operations, in order to hedge the effects of the changes in spot exchange rates on the value of the net investment. The swap has a term of just over two years with a maturity date of November 15, 2007. The fair value of the cross currency and interest rate swap is based on third party provided calculations. At December 31, 2005, the net unrealized gain on the swap was $1.6 million. A 10% change in the exchange rate would change the unrealized gain by $14.8 million in 2005. The swap is marked-to-market quarterly using the “spot method” to measure the amount of hedge ineffectiveness. Changes in the fair value of the swap as they relate to spot exchange rates are recorded as other comprehensive income whereas changes in the fair value of the swap as they relate to the interest rate differential and the change in interest rate differential since the last marked-to-market date are recognized currently in earnings for the period.
Outside of North America, General Cable enters into commodity futures contracts for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. These contracts qualify as cash flow hedges under SFAS No. 133. At December 31, 2005 and 2004, General Cable had an unrealized gain of $11.6 million and $3.5 million respectively, on the commodity futures. A 10% change in the price of copper and aluminum would result in a change in the unrealized gain of $5.1 million in 2005.
The notional amounts and fair values of these financial instruments at December 31, 2005 and 2004 are shown below (in millions). The net carrying amount of the financial instruments was a net asset of $14.1 million at December 31, 2005 and a net asset of $2.2 million at December 31, 2004.

	2005		2004
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Cash flow hedges:
Interest rate swap	$9.0	$(0.4)	$9.0	$(0.7)
Foreign currency forward exchange	43.1	0.3	33.6	(0.6)
Commodity futures	39.9	11.6	48.8	3.5
Net investment hedges:
Cross currency and interest rate swap	150.0	2.6	—	—

		$14.1		$2.2

In the normal course of business, General Cable enters into forward pricing agreements for purchase of copper and aluminum for delivery in a future month to match certain sales transactions. At December 31, 2005 and 2004, General Cable had $106.2 million and $62.4 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At December 31, 2005 and 2004, General Cable had an unrealized gain of $11.4 million and $7.2 million, respectively. General Cable expects the unrealized gains under these agreements to be offset as a result of firm sales price commitments with customers.
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
In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such item is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f).
As disclosed in the Company’s Form 10-K/A filed on April 29, 2005, the Company concluded that control deficiencies in its internal control over financial reporting as of December 31, 2004 constituted material weaknesses within the meaning of the Public Company Accounting Oversight Board’s Auditing Standard No. 2. Throughout 2005, the Company implemented numerous improvements to internal controls over financial reporting to address these material weaknesses. These improvements included the following:
•	The Company added personnel with technical accounting experience;

•	The Company performed a substantial amount of work on formalizing, implementing, and enforcing new and updated policies in business processes that impact financial reporting, including the compliance process;

•	The Company implemented increased levels of review of complex and judgmental accounting issues with a greater focus on evidentiary support for control processes;

•	The Company realigned job responsibilities and restricted system access, as well as adding other mitigating controls such as exception reports to eliminate segregation of duties issues;

•	The Company implemented enhanced shipment reporting and accounting procedures to ensure proper accounting cut-off;

•	The Company formalized and enhanced its monitoring of when title passes in all purchase transactions;

•	The Company added additional controls over accruing for non-purchase order based transactions;

•	The Company improved the interim and annual review and reconciliation process for certain key account balances;

•	The Company refined procedures over accounting for fixed assets;

•	And the Company implemented additional controls over the accounting for finished goods inventory on consignment at customer locations.
Under the supervision and with the participation of management, including the CEO and the CFO, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include an assessment of certain elements of the internal control over financial reporting of Beru S.A. de C.V., acquired on December 30, 2005, and Silec Cables, acquired on December 22, 2005, which are included in the consolidated financial statements of the Company for the year ended December 31, 2005. The excluded elements constituted, in the aggregate, approximately $206 million of the Company’s total assets as of December 31, 2005. Based on this evaluation under the COSO framework, including the remediation actions noted above, management concluded that internal control over financial reporting was effective as of December 31, 2005.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f), during the fiscal quarter ended December 31, 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting, other than the actions discussed above taken as part of the Company’s remediation efforts and the acquisitions discussed above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
General Cable Corporation:
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that General Cable Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Beru S.A. de C.V. (“Beru S. A.”), acquired on December 30, 2005, and Silec Cable, S.A.S. (“Silec”), acquired on December 22, 2005, and whose financial statements reflect aggregate total assets and revenues constituting 14% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005. Accordingly, our audit did not include the internal control over financial reporting at Beru S.A. and Silec. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 15, 2006 expressed an unqualified opinion on those financial statements.
DELOITTE & TOUCHE LLP
Cincinnati, Ohio
March 15, 2006

Item 9B. Other Information
None.
PART III.
Item 10. Directors and Executive Officers of the Registrant
See the information on the Company’s Executive Officers in Item 1 under the heading, “Executive Officers of the Registrant.” Except as set forth in Item 1, the additional information required by this item, including information on the Directors of the Company, is included in the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 2005, and is incorporated herein by reference.
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
The Company has adopted a Code of Business Conduct and Ethics that applies to its directors, officers (including the Company’s principal executive officer, principal financial officer and principal accounting officer) and employees. The Company has also adopted Corporate Governance Principles and Guidelines, an Audit Committee Charter, a Compensation Committee Charter and a Corporate Governance Committee Charter (collectively “Charters”). Copies of the Code of Business Conduct and Ethics, Corporate Governance Principles and Guidelines and each of the Charters are available on the Company’s website, www.generalcable.com, and may be found under the “Investor Information” section by clicking on “Corporate Governance”. Any of the foregoing documents is also available in print to any shareholders who request the documents. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Ethics by posting such information on our website at the location specified above.
On May 10, 2005, the Company submitted its Annual Chief Executive Officer Certification to the New York Stock Exchange as required by Section 303A.12 (a) of the New York Stock Exchange Listed Company Manual.
The Chief Executive Officer and Chief Financial Officer Certifications required under Section 302 of the Sarbanes-Oxley Act are filed as exhibits to the Company’s Form 10-K.
Item 11. Executive Compensation
The information required by this item is included in the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 2005, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is included in the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 2005, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions
The information required by this item is included in the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 2005, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item is included in the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 2005, and is incorporated herein by reference.
PART IV.
Item 15. Exhibits and Financial Statement Schedules
(a)	Documents filed as part of the Form 10-K:
1.	Financial Statements are included in Part II, Item 8.

2.	Financial Statement Schedule filed herewith for 2005, 2004 and 2003:
II.	Valuation and Qualifying Accounts Page 100
All other schedules for which provisions are made in the applicable regulation of the Securities and Exchange Commission have been omitted as they are not applicable, not required, or the required information is included in the consolidated financial statements or notes thereto.
3.	The exhibits listed on the accompanying exhibit index are filed as part of this Annual Report on Form 10-K.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Cable Corporation
Signed: March 15, 2006	By:	/s/ GREGORY B. KENNY
Gregory B. Kenny
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ ROBERT J. SIVERD Robert J. Siverd	Executive Vice President, General Counsel and Secretary	March 15, 2006

/s/ CHRISTOPHER F. VIRGULAK Christopher F. Virgulak	Executive Vice President and Chief Financial Officer (Chief Accounting Officer)	March 15, 2006

/s/ JOHN E. WELSH, III John E. Welsh, III	Non-executive Chairman and Director	March 15, 2006

/s/ GREGORY E. LAWTON Gregory E. Lawton	Director	March 15, 2006

/s/ CRAIG P. OMTVEDT Craig P. Omtvedt	Director	March 15, 2006

/s/ ROBERT L. SMIALEK Robert L. Smialek	Director	March 15, 2006

Exhibit Index

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-22961) of the Company filed with the Securities and Exchange Commission on March 7, 1997, as amended (the “Initial S-1”).

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Initial S-1).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Initial S-1).

4.2	Certificate of Designations (incorporated by reference to Exhibit 4.1 to the Form 8-K filed December 12, 2003).

4.3	Indenture among the Company, certain guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed December 12, 2003).

4.4	Registration Rights Agreement among the Company and the Initial Purchasers relating to the Series A Redeemable Convertible Preferred Stock (incorporated by reference to Exhibit 4.3 to the Form 8-K filed December 12, 2003).

4.5	Registration Rights Agreement among the Company, certain guarantors and the Initial Purchasers relating to the Notes (incorporated by reference to Exhibit 4.4 to the Form 8-K filed December 12, 2003).

10.2	General Cable Corporation 1998 Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1997).

10.3	General Cable Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Initial S-1).

10.4	General Cable Corporation 1997 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1997).

10.7	Employment Agreement dated May 13, 1997, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.6 to the Initial S-1).

10.8	Amendment dated March 16, 1998 to Employment Agreement dated May 13, 1997, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1997).

10.9	Employment Agreement dated May 13, 1997, between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.7 to the Initial S-1).

10.10	Employment Agreement dated May 13, 1997, between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.10 to the Initial S-1).

10.12	Change-in-Control Agreement dated May 13, 1997, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.10 to the Initial S-1).

10.13	Change-in-Control Agreement dated May 13, 1997, between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.11 to the Initial S-1).

10.14	Change-in-Control Agreement dated May 13, 1997, between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.12 to the Initial S-1).

10.15	Form of Intercompany Agreement among Wassall PLC, Netherlands Cable V.B. and the Company (incorporated by reference to Exhibit 10.14 to the Initial S-1).

10.16	Stock Purchase Agreement dated May 13, 1997, among Wassall PLC, General Cable Industries Inc. and the Company (incorporated by reference to Exhibit 10.15 to the Initial S-1).

10.17	General Cable Corporation Deferred Compensation Plan dated April 1, 1996 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1998).

10.18	Amended and Restated General Cable Corporation Deferred Compensation Plan dated December 14, 1998 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1998).

10.19	Credit Agreement between the Company, Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.20	Amendment dated October 8, 1999 to the Credit Agreement between the Company, Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.22	Employment Agreement dated October 18, 1999, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.23	Employment Agreement dated October 18, 1999, between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.23 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.24	Employment Agreement dated October 18, 1999, between Robert J. Siverd and the Company (incorporated by

Exhibit
Number	Description
reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.26	Change-in-Control Agreement dated October 18, 1999 between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.26 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.27	Change-in-Control Agreement dated October 18, 1999 between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.28	Change-in-Control Agreement dated October 18, 1999 between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.29	BICCGeneral Supplemental Executive Retirement Plan dated December 15, 1999 (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1999).

10.30	BICCGeneral Mid-Term Incentive Plan dated February 1, 2000 (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1999).

10.31	Share Purchase Agreement between General Cable Corporation and Pirelli Cavi e Sistemi S.p.A. dated February 9, 2000 (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1999).

10.32	Second amendment dated March 9, 2000 to the Credit Agreement between the Company, Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Exhibit 10.32 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.33	Amended and Restated Employment Agreement dated April 28, 2000, between Stephen Rabinowitz and the Company (incorporated by reference to Exhibit 10.33 to the Quarterly report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.34	Amended and Restated Employment Agreement dated April 28, 2000, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.34 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.35	Amended and Restated Employment Agreement dated April 28, 2000, between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.35 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.36	Amended and Restated Employment Agreement dated April 28, 2000, between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.36 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.38	Amended and Restated Change-in-Control Agreement dated April 28, 2000 between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.38 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period end March 31, 2000).

10.39	Amended and Restated Change-in-Control Agreement dated April 28, 2000, between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.39 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.40	Amended and Restated Change-in-Control Agreement dated April 28, 2000 between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.40 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.41	Third amendment dated January 24, 2001 to the Credit Agreement between the Company, Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2000).

10.42	General Cable Corporation 2000 Stock Option Plan (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2000).

10.43	Asset Purchase Agreement between Southwire Company and General Cable Industries, Inc. and General Cable Corporation dated September 5, 2001 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period end September 30, 2001).

10.44	Term Sheet dated August 7, 2001, for Retirement and Termination of Employment Agreement dated October 18, 1999, as Amended, between General Cable Corporation and Stephen Rabinowitz (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 2001).

10.45	Amendment dated August 6, 2001, to Employment Agreement between Gregory B. Kenny and General Cable Corporation (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 2001).

Exhibit
Number	Description

10.46	Amendment dated August 6, 2001, to Change-in-Control Agreement between Gregory B. Kenny and General Cable Corporation (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 2001).

10.47	Master Pooling and Servicing Agreement, dated as of May 9, 2001, among General Cable Capital Funding, Inc., General Cable Industries, Inc. and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2001).

10.48	Series 2001-1 Supplement to Master Pooling and Servicing Agreement, dated as of May 9, 2001, among General Cable Capital Funding, Inc., General Cable Industries, Inc. and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K of General Cable Corporation for year ended December 31, 2001).

10.49	Series VFC Supplement to Master Pooling and Servicing Agreement, dated as of May 9, 2001, among General Cable Capital Funding, Inc., General Cable Industries, Inc. and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2001).

10.50	Receivables Sale Agreement, dated as of May 9, 2001, between General Cable Industries, Inc. and General Cable Capital Funding, Inc. (incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2001).

10.51	First amendment dated December 21, 2001 to the Series 2001-1 Supplement to Master Pooling and Servicing Agreement dated as of May 9, 2001, (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2001).

10.52	Amendment dated April 19, 2002 to the Credit Agreement between the Company, JP Morgan Chase Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2002).

10.53	Fifth Amendment dated October 11, 2002 to the Credit Agreement between the Company, JP Morgan Chase Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Form 8-K filed on October 14, 2002).

10.54	Sixth Amendment dated December 26, 2002 to the Credit Agreement between the Company, JP Morgan Chase Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to exhibit 10.54 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2002).

10.55	General Cable Corporation 2000 Stock Option Plan, amended and restated as of July 30, 2002 (incorporated by reference to exhibit 10.55 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2002).

10.56	Amendment No. 2 dated July 11, 2003 to Employment Agreement dated April 28, 2000 between Gregory B. Kenny and the Company (incorporated by reference to exhibit 10.56 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended June 30, 2003).

10.57	Amendment No. 1 dated July 11, 2003 to Employment Agreement dated April 28, 2000 between Christopher F. Virgulak and the Company (incorporated by reference to exhibit 10.57 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended June 30, 2003).

10.58	Amendment No. 1 dated July 11, 2003 to Employment Agreement dated April 28, 2000 between Robert J. Siverd and the Company (incorporated by reference to exhibit 10.58 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended June 30, 2003).

10.59	Assignment Agreement dated June 9, 2003 by Gregory B. Kenny to General Cable Corporation (incorporated by reference to exhibit 10.59 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2003).

10.60	Assignment Agreement dated June 9, 2003 by Christopher F. Virgulak to General Cable Corporation (incorporated by reference to exhibit 10.60 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2003).

10.61	Assignment Agreement dated June 9, 2003 by Robert J. Siverd to General Cable Corporation (incorporated by reference to exhibit 10.61 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2003).

10.62	Trust Termination Agreement for General Cable 2001 Master Trust dated November 24, 2003 (incorporated by reference to exhibit 10.62 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2003).

10.63	Credit Agreement between the Company, Merrill Lynch Capital as Collateral and Syndication Agent, UBS AG as Administrative Agent and the lenders signatory thereto dated November 24, 2003 (incorporated by reference to exhibit 10.63 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2003).

Exhibit
Number	Description

10.64	Code of Business Conduct and Ethics dated December 16, 2003 (incorporated by reference to exhibit 10.64 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2003).

10.65	Corporate Governance Principles and Guidelines dated January 2004 (incorporated by reference to exhibit 10.65 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2003).

10.66	First Amendment dated April 14, 2004, to the Credit Agreement between the Company, Merrill Lynch Capital as Collateral and Syndication Agent, UBS AG as Administrative Agent and the lenders signatory thereto dated November 24, 2003 (incorporated by reference to exhibit 10.66 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarter ended March 31, 2004).

10.67	Form of Grant Agreement pursuant to the General Cable Corporation 1997 Stock Incentive Plan (incorporated by reference to exhibit 10.67 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarter ended October 1, 2004).

10.68	Form of Grant Agreement pursuant to the General Cable Corporation 2000 Stock Option Plan (incorporated by reference to exhibit 10.68 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarter ended October 1, 2004).

10.69	Amended and restated Credit Agreement dated October 22, 2004, between the Company and Merrill Lynch Capital as collateral and syndication agent, UBS AG as Administrative Agent and the lenders signatory thereto (incorporated by reference to exhibit 10.69 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarter ended October 1, 2004).

10.70	First Amendment dated June 13, 2005 to the Amended and Restated Credit Agreement between the Company, Merrill Lynch Capital as Collateral and Syndication Agent, UBS AG as Administrative Agent and the lenders signatory thereto (incorporated by reference to exhibit 10.70 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarter ended July 1, 2005).

10.71	Second Amended and restated Credit Agreement dated November 23, 2005, between the Company and Merrill Lynch Capital as Collateral and Administrative Agent, National City Business Credit, Inc., as Syndication Agent and the lenders signatory thereto.

10.72	Credit Agreement between Grupo General Cable Sistemas, S.A., and Banco de Sabadell, S.A., as Agent and Financial Institution, dated December 22, 2005.

10.73	Master Agreement confirming the initiation of a $75.0 million cross currency and interest rate swap between General Cable Corporation and Merrill Lynch Capital Services, Inc., dated October 13, 2005.

10.74	Master Agreement confirming the initiation of a $75.0 million cross currency and interest rate swap between General Cable Corporation and Bank of America, N. A., dated October 13, 2005.

10.75	Director Compensation Program modification dated January 26, 2005 (incorporated by reference to exhibit 99 to the Form 8-K Current Report as filed on February 1, 2005).

10.76	Salary Adjustment for Chief Executive Officer dated January 26, 2005 (incorporated by reference to exhibit 99 to the Form 8-K Current Report as filed on February 1, 2005).

10.77	Salary Adjustment for Chief Financial Officer and for Executive Vice President, General Counsel and Secretary dated February 18, 2005 (incorporated by reference to exhibit 99 to the Form 8-K Current Report as filed on February 22, 2005).

10.78	General Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to exhibit 10.1 to the Form 8-K Current Report as filed on May 16, 2005).

10.79	Incentive Stock Option Agreement (incorporated by reference to exhibit 10.2 to the Form 8-K Current Report as filed on May 16, 2005).

10.80	Nonqualified Stock Option Agreement (incorporated by reference to exhibit 10.3 to the Form 8-K Current Report as filed on May 16, 2005).

10.81	Restricted Stock Agreement (incorporated by reference to exhibit 10.4 to the Form 8-K Current Report as filed on May 16, 2005).

10.82	Stock Unit Agreement (incorporated by reference to exhibit 10.5 to the Form 8-K Current Report as filed on May 16, 2005).

10.83	Share Purchase Agreement among Grupo General Cable Sistemas, S.A., Safran SA, and Sagem Communications, dated November 18, 2005 (incorporated by reference to exhibit 99.2 to the Form 8-K Current Report as filed on December 22, 2005).

10.84	Salary Adjustment for Chief Executive Officer dated February 7, 2006 (incorporated by reference to the Form 8-K Current Report as filed on February 7, 2006).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of Subsidiaries of General Cable.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d) – 14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d) – 14(a).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
General Cable Corporation:
We have audited the accompanying consolidated balance sheets of General Cable Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Cable Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
Cincinnati, Ohio
March 15, 2006

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(in millions, except per share data)

	Year Ended December 31,
	2005	2004	2003
Net sales	$2,380.8	$1,970.7	$1,538.4

Cost of sales	2,110.1	1,756.0	1,365.0

Gross profit	270.7	214.7	173.4

Selling, general and administrative expenses	172.2	158.2	127.7

Operating income	98.5	56.5	45.7

Other income (expense)	(0.5)	(1.2)	1.5

Interest income (expense):
Interest expense	(39.9)	(37.7)	(43.9)
Interest income	2.9	1.8	0.8
Other financial costs	—	—	(6.0)

	(37.0)	(35.9)	(49.1)

Income (loss) from continuing operations before income taxes	61.0	19.4	(1.9)
Income tax (provision) benefit	(21.8)	18.1	(2.9)

Income (loss) from continuing operations	39.2	37.5	(4.8)

Gain on disposal of discontinued operations (net of tax)	—	0.4	—

Net income (loss)	39.2	37.9	(4.8)

Less: preferred stock dividends	(22.0)	(6.0)	(0.6)

Net income (loss) applicable to common shareholders	$17.2	$31.9	$(5.4)

EPS of Continuing Operations
Earnings (loss) per common share	$0.42	$0.81	$(0.16)

Weighted average common shares	41.1	39.0	33.6

Earnings (loss) per common share-assuming dilution	$0.41	$0.75	$(0.16)

Weighted average common shares-assuming dilution	41.9	50.3	33.6

EPS of Discontinued Operations
Gain per common share	$—	$0.01	$—

Gain per common share-assuming dilution	$—	$0.01	$—

EPS including Discontinued Operations
Earnings (loss) per common share	$0.42	$0.82	$(0.16)

Earnings (loss) per common share-assuming dilution	$0.41	$0.75	$(0.16)

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except share data)

	December 31,
	2005	2004
Assets
Current Assets:
Cash	$72.2	$36.4
Receivables, net of allowances of $8.6 million in 2005 and $16.0 million in 2004	542.9	369.4
Inventories	363.9	315.5
Deferred income taxes	41.9	23.0
Prepaid expenses and other	48.6	38.8

Total current assets	1,069.5	783.1

Property, plant and equipment, net	366.4	356.0
Deferred income taxes	52.5	65.7
Other non-current assets	34.8	34.5

Total assets	$1,523.2	$1,239.3

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$472.3	$354.2
Accrued liabilities	212.2	129.8
Current portion of long-term debt	6.4	1.1

Total current liabilities	690.9	485.1

Long-term debt	445.2	373.8
Deferred income taxes	13.4	15.3
Other liabilities	80.4	63.7

Total liabilities	1,229.9	937.9

Shareholders’ Equity:
Redeemable convertible preferred stock, at redemption value (liquidation preference of $50.00 per share):
2005 – 129,916 shares outstanding 2004 – 2,070,000 shares outstanding	6.5	103.5
Common stock, $0.01 par value, issued and outstanding shares:
2005 – 49,520,209 (net of 4,968,755 treasury shares) 2004 – 39,335,754 (net of 4,885,823 treasury shares)	0.5	0.4
Additional paid-in capital	246.3	144.1
Treasury stock	(52.2)	(51.0)
Retained earnings	103.8	86.4
Accumulated other comprehensive income (loss)	(6.8)	22.4
Other shareholders’ equity	(4.8)	(4.4)

Total shareholders’ equity	293.3	301.4

Total liabilities and shareholders’ equity	$1,523.2	$1,239.3

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2005	2004	2003
Cash flows of operating activities:
Net income (loss)	$39.2	$37.9	$(4.8)
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization	51.0	35.4	33.4
Foreign currency exchange (gain) loss	0.5	1.2	(1.5)
Loss on joint venture wind-down	—	4.2	—
Deferred income taxes	(3.9)	0.6	(6.5)
Settlement of tax items	—	(23.3)	—
(Gain) loss on disposal of property and businesses	2.1	(0.5)	6.8
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Purchase of receivables	—	—	(80.0)
(Increase) decrease in receivables	(83.1)	(82.2)	27.8
(Increase) decrease in inventories	(6.6)	(45.3)	16.9
(Increase) decrease in other assets	7.2	(12.8)	14.5
Increase (decrease) in accounts payable, accrued and other liabilities	114.6	97.3	(21.1)

Net cash flows of operating activities	121.0	12.5	(14.5)

Cash flows of investing activities:
Capital expenditures	(42.6)	(37.0)	(19.1)
Proceeds from properties sold	3.0	2.6	2.5
Acquisitions, net of cash acquired	(92.6)	—	—
Other, net	1.7	(1.9)	(3.1)

Net cash flows of investing activities	(130.5)	(36.3)	(19.7)

Cash flows of financing activities:
Preferred stock dividends paid	(22.0)	(6.0)	—
Common stock issued, net of fees and expenses	—	—	44.6
Preferred stock issued, net of fees and expenses	—	—	99.5
Repayment of loans from shareholders	—	0.4	1.0
Net change in revolving credit borrowings	36.5	35.6	(35.2)
Proceeds (repayment) of other debt	35.4	(2.3)	(26.0)
Issuance of long-term debt, net of fees and expenses	—	—	276.6
Repayment of long-term debt	—	—	(333.3)
Proceeds from exercise of stock options	2.6	1.1	—

Net cash flows of financing activities	52.5	28.8	27.2

Effect of exchange rate changes on cash	(7.2)	6.3	3.0

Increase (decrease) in cash	35.8	11.3	(4.0)
Cash – beginning of period	36.4	25.1	29.1

Cash – end of period	$72.2	$36.4	$25.1

Supplemental Information
Cash paid (received) during the period for:
Income tax payments, net of (refunds)	$15.9	$14.7	$(12.7)

Interest paid	$36.9	$38.0	$38.5

Non-cash investing and financing activities:
Issuance of restricted stock	$3.6	$2.9	$—

Entrance into capital leases	$5.7	$—	$—

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(dollars in millions, share amounts in thousands)

								Accumulated
	Preferred		Common		Add’l			Other	Other
	Stock		Stock		Paid in	Treasury	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Income/ (Loss)	Equity	Total
Balance, December 31, 2002	—	$—	33,135	$0.4	$100.0	$(50.0)	$59.9	$(44.6)	$(4.8)	$60.9
Comprehensive income:
Net loss							(4.8)			(4.8)
Foreign currency translation adjustments								27.1		27.1
Pension adjustments, net of $4.2 tax expense								7.3		7.3
Unrealized investment gain								1.2		1.2
Gain on change in fair value of financial instruments, net of $1.9 tax expense								3.5		3.5

Comprehensive income										34.3
Preferred stock dividend							(0.6)			(0.6)
Amortization of restricted stock and other					0.4				0.1	0.5
Repayment of loans from shareholders			(74)		(0.4)	(0.4)			1.5	0.7
Issuance of preferred stock net of fees and expenses	2,070	103.5			(4.0)					99.5
Issuance of common stock net of fees and expenses			5,808		44.6					44.6
Other			40		0.2					0.2

Balance, December 31, 2003	2,070	$103.5	38,909	$0.4	$140.8	$(50.4)	$54.5	$(5.5)	$(3.2)	$240.1
Comprehensive income:
Net income							37.9			37.9
Foreign currency translation adjustment								23.9		23.9
Pension adjustments, net of $0.1 tax benefit								(0.2)		(0.2)
Unrealized investment gain								1.6		1.6
Gain on change in fair value of financial instruments, net of $1.2 tax expense								2.6		2.6

Comprehensive income										65.8
Preferred stock dividend							(6.0)			(6.0)
Amortization of restricted stock and other									0.5	0.5
Repayment of loans from shareholders			(58)		(0.6)	(0.6)			1.2	—
Exercise of stock options			123		1.0					1.0
Issuance of restricted stock			341		2.9				(2.9)	—
Other			21		—			—		—

Balance, December 31, 2004	2,070	$103.5	39,336	$0.4	$144.1	$(51.0)	$86.4	$22.4	$(4.4)	$301.4
Comprehensive income:
Net income							39.2			39.2
Foreign currency translation adjustment								(27.3)		(27.3)
Pension adjustments, net of $5.3 tax benefit								(9.9)		(9.9)
Unrealized investment gain								1.0		1.0
Gain on change in fair value of financial instruments, net of $4.2 tax expense								6.6		6.6

Comprehensive income										9.6
Preferred stock dividend							(22.0)			(22.0)
Inducement of preferred stock to common stock	(1,940)	(97.0)	9,696	0.1	96.9					—
Amortization of restricted stock and other									1.7	1.7
Repayment of loans from shareholders			(83)		(1.2)	(1.2)			1.6	(0.8)
Exercise of stock options			251		2.6					2.6
Issuance of restricted stock			294		3.6				(3.6)	—
Other	—	—	26	—	0.3	—	0.2	0.4	(0.1)	0.8

Balance, December 31, 2005	130	$6.5	49,520	$0.5	$246.3	$(52.2)	$103.8	$(6.8)	$(4.8)	$293.3

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1. General
General Cable Corporation and subsidiaries (General Cable) is a leading global developer and manufacturer in the wire and cable industry. The Company sells copper, aluminum and fiber optic wire and cable products worldwide. The Company’s operations are divided into three main segments: energy, industrial & specialty and communications. As of December 31, 2005, General Cable operated 28 manufacturing facilities in eleven countries and two regional distribution centers in North America in addition to the corporate headquarters in Highland Heights, Kentucky.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of General Cable Corporation and its wholly-owned subsidiaries. Investments in 50% or less owned joint ventures in which the Company has the ability to exercise significant influence are accounted for under the equity method of accounting. The Company adopted FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities”, which resulted in the consolidation of the fiber optic joint venture in the first quarter of 2004. In the fourth quarter of 2004, the Company unwound the joint venture and as of December 31, 2004 owned 100% of the business and in 2005 merged the entity into its principal U.S. operating subsidiary. All intercompany transactions and balances among the consolidated companies have been eliminated.
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
Revenue Recognition
The majority of the Company’s revenue is recognized when goods are shipped to the customer, title and risk of loss are transferred, pricing is fixed or determinable and collectibility is reasonably assured. Most revenue transactions represent sales of inventory. A provision for payment discounts, product returns and customer rebates is estimated based upon historical experience and other relevant factors and is recorded within the same period that the revenue is recognized. The Company also has revenue arrangements with multiple deliverables where the multiple deliverables are divided into separate units of accounting when the delivered items have value on a standalone basis, there is objective and reliable evidence of undelivered items and the general right of return is substantially in the control of the Company. Revenue arrangements of this type are generally contracts where the Company is hired to both produce and install a certain product. Revenue is recognized for the product upon delivery to the customer but revenue recognition on installation is deferred until installation is complete.
Earnings (Loss) Per Share
Earnings (loss) per common share and loss per common share-assuming dilution are computed based on the weighted average number of common shares outstanding. Earnings per common share-assuming dilution is computed based on the weighted average number of common shares outstanding and the dilutive effect of stock options and restricted stock units outstanding and the assumed conversion of the Company’s preferred stock, if applicable. See further discussion in Note 18.
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
Inventories
General Cable values all of its North American inventories and all of its non-North American metal inventories using the last-in first-out (LIFO) method and all remaining inventories using the first-in first-out (FIFO) method. Inventories are stated at the lower of cost or market value. The Company determines whether a lower of cost or market provision is required on a quarterly basis by computing whether inventory on hand, on a LIFO basis, can be sold at a profit based upon current selling prices less variable selling costs. No provision was required in 2005 or 2004. In the event that a provision is required in some future period, the Company will determine the amount of the provision by writing down the value of the inventory to the level where its sales, using current selling prices less variable selling costs, will result in a profit.
The Company has consignment inventory at certain of its customer locations for purchase and use by the customer or other parties. General Cable retains title to the inventory and records no sale until it is ultimately sold either to the customer storing the inventory or to another party. In general, the value and quantity of the consignment inventory is verified by General Cable through either cycle counting or annual physical inventory counting procedures. At December 31, 2005, the Company had approximately $32.1 million of consignment inventory at locations not operated by the Company with approximately 72% of the consignment inventory being located throughout the United States and Canada.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Costs assigned to property, plant and equipment relating to acquisitions are based on estimated fair values at that date. Depreciation is provided using the straight-line method over the estimated useful lives of the assets: new buildings, from 15 to 50 years; and machinery, equipment and office furnishings, from 2 to 15 years. Leasehold improvements are depreciated over the life of the lease unless acquired in a business combination, in which case the leasehold improvements are depreciated over the shorter of the useful life of the assets or a term that includes the reasonably assured life of the lease. The Company’s manufacturing facilities perform major maintenance activities during planned shutdown periods which traditionally occur in July and December. The costs related to these activities are accrued for evenly throughout the year.
The Company periodically evaluates the recoverability of the carrying amount of long-lived assets (including property, plant and equipment and intangible assets with determinable lives) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates events or changes in circumstances based mostly on actual historical operating results, but business plans, forecasts, general and industry trends, and anticipated cash flows are also considered. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings. The Company also continually evaluates the estimated useful lives of all long-lived assets and, when warranted, revises such estimates based on current events. Impairment charges, including accelerated depreciation related to plant rationalizations (see Note 10), for the year ended December 31, 2005 was $11.1 million and was $3.3 million for the year ended December 31, 2004. These charges were included in depreciation and amortization in the Consolidated Statements of Cash Flows.
Goodwill and Intangible Assets
Goodwill and intangible assets with indefinite useful lives are not amortized, but are reviewed at least annually for impairment. During the first quarter of 2004, the Company began consolidating its fiber optic joint venture, which had $1.9 million of goodwill. As part of the Company’s business planning process in 2004, management determined that the initial business premise for the formation of the joint venture was not being realized and that the long-term prospects for the joint venture were significantly below previous expectations. Therefore, during the fourth quarter of 2004, the Company recorded a $1.9 million charge for the write-off of this goodwill. The fair value of this business unit was estimated using the expected present value of future cash flows. There was no goodwill on the Company’s balance sheet at December 31, 2005 or 2004.
The Company recorded intangible assets of $0.8 million during 2005 for $0.4 million in trade names and $0.4 million in customer lists related to the acquisition of Draka Comteq’s business in North America which are included in other non-current assets in the December 31, 2005 consolidated balance sheet. Accumulated amortization on the customer lists, deemed to have a 10-year estimated useful life using the straight-line method, and assuming no residual value, was not significant for 2005. The trade names were deemed to have an indefinite useful life and were not amortized. See further discussion on the acquisition in Note 3.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The estimated amortization expense on the acquired intangible assets for the next five years beginning January 1, 2006 and ending December 31, 2010 is not significant during any one-year period. The total estimated amortization expense for the five-year period is $0.2 million.
Fair Value of Financial Instruments
Financial instruments are defined as cash or contracts relating to the receipt, delivery or exchange of financial instruments. Except as otherwise noted, fair value approximates the carrying value of such instruments.
Forward Pricing Agreements for Purchases of Copper and Aluminum
In the normal course of business, General Cable enters into forward pricing agreements for purchases of copper and aluminum to match certain sales transactions. At December 31, 2005 and 2004, General Cable had $106.2 million and $62.4 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. The fair market value of the forward pricing agreements was $117.6 million and $69.6 million at December 31, 2005 and 2004, respectively. General Cable expects to recover the cost of copper and aluminum under these agreements as a result of firm sales price commitments with customers.
Pension Plans
The Company and certain of its subsidiaries have defined benefit pension plans covering certain of its domestic regular full-time employees and, to a lesser extent, international employees. Pension benefits are based on formulas that reflect the employees’ years of service and compensation during the employment period and participation in the plans. The pension expense recognized by the Company is determined using various assumptions, including the expected long-term rate of return on plan assets, the discount rate used to determine the present value of future pension benefits and the rate of compensation increases. See Note 14 in the Notes to Consolidated Financial Statements for further information.
Self-insurance
The Company is self-insured for certain employee medical benefits, worker’s compensation benefits, environmental and asbestos-related issues. The Company purchases stop-loss coverage in order to limit its exposure to any significant level of employee medical and worker’s compensation claims. Certain insurers are also partly responsible for coverage on many of the asbestos-related issues. Self-insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred using the Company’s own historical claims experience.
Concentration of Labor Subject to Collective Bargaining Agreements
At December 31, 2005, approximately 7,300 persons were employed by General Cable, and collective bargaining agreements covered approximately 4,400 employees, or 60% of total employees, at various locations around the world. During the five calendar years ended December 31, 2005, the Company experienced two strikes in North America and one strike in Asia Pacific all of which were settled on satisfactory terms. There were no other major strikes at any of the Company’s facilities during the five years ended December 31, 2005. The only strike that occurred in 2005 was at the Company’s Lincoln, Rhode Island manufacturing facility, and it lasted approximately two weeks. In the United States and Canada, union contracts will expire at one facility in 2006 and two facilities in 2007, representing approximately 2% and 3%, respectively, of total employees as of December 31, 2005. In Europe, Mexico and Asia Pacific, labor agreements are generally negotiated on an annual or bi-annual basis. The Company believes that its relationships with its employees are good.
Concentration of Credit Risk
General Cable sells a broad range of products throughout primarily the United States, Canada, Europe and the Asia Pacific region. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers, including members of buying groups, composing General Cable’s customer base. General Cable customers generally receive a 30 to 60 day payment period on purchases from the Company. Certain automotive aftermarket customers of the Company receive payment terms ranging from 60 days to 180 days, which is common in this particular market. Ongoing credit evaluations of customers’ financial condition are performed, and generally, no collateral is required. General Cable maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s estimates. Certain subsidiaries also maintain credit insurance for certain customer balances. Bad debt expense associated with uncollectible accounts for the years ended December 31, 2005, 2004 and 2003 was $0.4 million, $3.3 million and $4.8 million respectively.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Income Taxes
The Company and certain of its wholly-owned subsidiaries file a consolidated U.S. federal income tax return. Certain other subsidiaries of the Company file tax returns in their local jurisdictions.
The Company provides for income taxes on all transactions that have been recognized in the Consolidated Financial Statements in accordance with SFAS No. 109. Accordingly, deferred tax liabilities and deferred tax assets, as well as other changes in income tax laws, are recognized in net earnings in the period during which such changes are enacted. See Note 13 in the Notes to Consolidated Financial Statements for further information.
Deferred Income Tax Valuation Allowance
General Cable records a valuation allowance to reduce deferred tax assets to the amount that it believes is more likely than not to be realized. The valuation of the deferred tax asset is dependent on, among other things, the ability of the Company to generate a sufficient level of future taxable income. In estimating future taxable income, the Company has considered both positive and negative evidence, such as historical and forecasted results of operations, including the losses realized in recent periods, and has considered the implementation of prudent and feasible tax planning strategies. At December 31, 2005, the Company had recorded a net deferred tax asset of $79.4 million ($40.4 million current and $39.0 million long term). Approximately $7.5 million of this deferred tax asset must be utilized prior to its expiration in the period 2007-2009. The remainder of the asset may be used for at least 15 years. This finite life has also been considered by the Company in the valuation of the asset. The Company has and will continue to review on a quarterly basis its assumptions and tax planning strategies and, if the amount of the estimated realizable net deferred tax asset is less than the amount currently on the balance sheet, the Company would reduce its deferred tax asset, recognizing a non-cash charge against reported earnings.
Derivative Financial Instruments
Derivative financial instruments are utilized to manage interest rate, commodity and foreign currency risk as it relates to both transactions and the Company’s net investment in its European operations. General Cable does not hold or issue derivative financial instruments for trading purposes. Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting For Derivative Instruments and Hedging Activities,” as amended, requires that all derivatives be recorded on the balance sheet at fair value. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133, as applied to General Cable’s risk management strategies, may increase or decrease reported net income, and stockholders’ equity, or both, prospectively depending on changes in interest rates and other variables affecting the fair value of derivative instruments and hedged items, but will have no effect on cash flows or economic risk. See further discussion in Note 12.
General Cable has entered into interest rate swap and collar agreements designed to act as a cash flow hedge on underlying debt obligations. During the fourth quarter of 2003, the Company incurred a cost of $0.8 million for the termination of interest rate swaps as a result of the refinancing of the Company’s bank debt.
Foreign currency and commodity contracts are used as cash flow hedges to hedge future sales and purchase commitments. Unrealized gains and losses on such contracts are recorded in other comprehensive income until the underlying transaction occurs and is recorded in the income statement at which point such amounts included in other comprehensive income are recognized in income which generally will occur over periods less than one year.
In October 2005, the Company entered into a U.S. dollar to Euro cross currency and interest rate swap agreement that qualifies as a net investment hedge of the Company’s net investment in its European operations in order to hedge the effects of the changes in spot exchange rates on the value of the net investment. The swap is marked-to-market quarterly using the “spot method” to measure the amount of hedge ineffectiveness. Changes in the fair value of the swap as they relate to spot exchange rates are recorded as other comprehensive income whereas changes in the fair value of the swap as they relate to the interest rate differential and the change in interest rate differential since the last marked-to-market date are recognized currently in earnings for the period.
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
disclosures related to securitization activities. During the fourth quarter of 2003, this securitization financing was terminated in connection with the refinancing of the Company’s bank debt. See further discussion in Note 6.
Advertising Expense
Advertising expense consists of expenses relating to promoting the Company’s products, including trade shows, catalogs, and e-commerce promotions, and is charged to expense when incurred. Advertising expense was $6.4 million, $5.4 million and $4.7 million in 2005, 2004 and 2003, respectively.
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

	Year Ended December 31,
	2005	2004	2003
Net income (loss) as reported	$39.2	$37.9	$(4.8)
Less: Preferred stock dividends on convertible stock	(0.4)	(6.0)	(0.6)
Preferred stock dividends on converted stock	(5.3)	—	—
Inducement payment and offering costs	(16.3)	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.9)	(2.2)	(2.2)

Pro forma net income (loss) for basic EPS computation	$16.3	$29.7	$(7.6)

Net income (loss) as reported	$39.2	$37.9	$(4.8)
Less: Preferred stock dividends on convertible stock	(0.4)	N/A	(0.6)
Preferred stock dividends on converted stock	(5.3)	N/A	N/A
Inducement payment and offering costs	(16.3)	N/A	N/A
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.9)	(2.2)	(2.2)

Pro forma net income (loss) for diluted EPS computation	$16.3	$35.7	$(7.6)

Earnings (loss) per share:
Basic — as reported	$0.42	$0.82	$(0.16)
Basic — pro forma	$0.40	$0.76	$(0.23)

Diluted — as reported	$0.41	$0.75	$(0.16)
Diluted — pro forma	$0.39	$0.71	$(0.23)

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements – (Continued)
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

	2005	2004	2003
Risk-free interest rate	3.7%	4.0%	3.6%
Expected dividend yield	N/A	N/A	N/A
Expected option life	5.5 years	6.5 years	6.5 years
Expected stock price volatility	45.3%	40.9%	70.1%
Weighted average fair value of options granted	$5.56	$4.16	$2.72
New Standards
In December 2004, SFAS No. 123(R), “Share-Based Payment” was issued. This statement will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant date fair value of the equity instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Option No. 25. SFAS No. 123(R) is effective for fiscal years beginning after June 15, 2005. The Company will adopt SFAS No. 123(R) in the first quarter of 2006 using the modified prospective method, which requires that compensation expense be recorded for all unvested stock options upon adoption. Management does not currently expect SFAS No. 123(R) to have a material impact on the Company’s future consolidated financial position, results of operations and cash flows.
In November 2004, SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” was issued. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not currently expect SFAS No. 151 to have a material impact on the Company’s future consolidated financial position, results of operations and cash flows.
In May 2005, SFAS No. 154, “Accounting Changes and Error Correction—a replacement of APB Opinion No. 20 and FASB Statement No. 3” was issued. This statement requires that the direct effect of voluntary changes in accounting principles be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to determine either the cumulative effect of the change or the period-specific effects. The statement also designates retrospective application as the transition method for newly-issued accounting pronouncements in the instance where the pronouncement does not provide specific transition guidance. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS No. 154 will depend on the nature and extent of any voluntary accounting changes and corrections of errors after the effective date, but management does not currently expect SFAS No. 154 to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.
In March 2005, FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” was issued. This interpretation requires companies to record a liability for those asset retirement obligations in which the amount or timing of settlement of the obligation are uncertain. FIN 47 is effective in fiscal years ending after December 15, 2005. The adoption of FIN 47 did not to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.
In March 2005, Staff Accounting Bulletin No. 107, “Share-Based Payment” was issued. SAB No. 107 provides guidance regarding the valuation of share-based payment arrangements for public companies, specifically as related to transactions with non-employees, the transition from non-public to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, and other issues related to SFAS No. 123(R). SAB No. 107 becomes effective upon the Company’s adoption of SFAS No. 123(R). Management does not currently expect SAB No. 107 to have a material impact on the Company’s future consolidated financial position, results of operations and cash flows.
The American Jobs Creation Act of 2004 provides that U.S. corporations could repatriate earnings of foreign subsidiaries at a reduced tax rate through December 31, 2005 under certain circumstances. In December 2004, the FASB Staff issued FASB Staff Position FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
American Jobs Creation Act of 2004,” that allows a company time beyond the financial reporting period of the enactment of the Act to evaluate the Act’s effect on its plan for reinvestment or repatriation of foreign earnings. As of December 31, 2005, the undistributed earnings of foreign subsidiaries that are considered to be indefinitely reinvested are approximately $165 million. The Company has decided not to repatriate any foreign earnings related to The American Jobs Creation Act of 2004.
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
In July 2005, the FASB issued an exposure draft, “Accounting for Uncertain Tax Positions: an Interpretation of FASB Statement 109.” This proposed Interpretation clarifies accounting for uncertain tax positions in accordance with SFAS No. 109. Specifically, the Interpretation requires recognition of a Company’s best estimate of the impact of a tax position only if that position is probable of being sustained by an audit based only on the technical merits of the position. Tax positions failing the probable recognition threshold would result in adjustments in recorded deferred tax assets or liabilities and changes in income tax payables or receivables. This Interpretation, as originally drafted, would become effective for the first fiscal year ending after December 15, 2005. However, the FASB currently does not expect to issue a final Interpretation until the first quarter of 2007, so the effective date will be modified. In a November 2005 meeting, the FASB indicated that the final Interpretation would likely revise the recognition threshold from a “probable” standard to a “more likely than not” standard. The Company is currently evaluating the impact of adopting this proposed Interpretation on its consolidated financial position, results of operations and cash flows.
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
3. Acquisitions and Divestitures
During the second quarter of 2002, General Cable formed a joint venture company to manufacture and market fiber optic cables. General Cable contributed assets, primarily inventory and machinery and equipment, to a subsidiary company which was then contributed to the joint venture in exchange for a $10.2 million note receivable which resulted in a $5.6 million deferred gain on the transaction. Beginning in the first quarter of 2004, the Company consolidated the joint venture company as a result of the adoption of FASB Interpretation (FIN) No. 46, as revised, “Consolidation of Variable Interest Entities.” During the fourth quarter of 2004, the Company exchanged the note receivable from the former joint venture partner for the partner’s ownership interest in the joint venture company. The ownership interest acquired was recorded at fair market value which was $2.4 million less than the carrying value of the note receivable, net of the deferred gain, resulting in a $2.4 million charge to SG&A expense in the fourth quarter of 2004. In addition, the Company wrote-off the goodwill recorded on the joint venture company books resulting in a $1.9 million charge. As a result of this transaction, General Cable owned 100% of the fiber optic joint venture company at December 31, 2004, which during 2005 was merged into its principal U.S. operating subsidiary.
In the first quarter of 2005, the Company acquired certain assets of Draka Comteq’s business in North America for a purchase price of $7.5 million in cash, subject to post-closing adjustments. The Company incurred $0.1 million of costs and

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
expenses associated with the acquisition. The net assets acquired are located in Franklin, Massachusetts and manufacture specialty electronics and datacom products. The assets acquired included machinery and equipment, inventory, prepaid assets and intangible assets, net of the assumption of trade payables. The purchase price has been allocated based on the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition. The results of operations of the acquired business have been included in the consolidated financial statements since the date of acquisition. During the second quarter of 2005, the final purchase price was agreed with Draka resulting in a cash payment of approximately $0.2 million to the Company.
On December 22, 2005, the Company completed its purchase of the shares of the wire and cable manufacturing business of SAFRAN SA, a diverse, global high technology company. The acquired business is known under the name Silec Cable, S.A.S. (“Silec”). Silec® is based in Montereau, France and employs approximately 1,000 associates with nearly one million square feet of manufacturing space in that location. In 2004, Silec® reported global sales of approximately $261.7 million of which about 60% were linked to energy infrastructure. In the high-voltage and extra high-voltage market, Silec® is a recognized leader around the world providing the critical link to bring power from the grid into major urban areas. The consideration paid for the acquisition was approximately $82.8 million including fees and expenses at closing which represented 85% of the total estimated purchase price, subject to adjustment under the terms of the definitive share purchase agreement. A preliminary purchase price allocation based on the estimated fair values, or other measurements as applicable, of the assets acquired and the liabilities assumed at the date of acquisition has been reflected in the Consolidated Balance Sheet as of December 31, 2005. This allocation is preliminary, and up to this point, no amount has been allocated to intangible assets and no in-process research and development costs have been identified to be written off, although these circumstances could change as further valuations are completed. Pro forma results of the Silec® acquisition are not material.
On December 30, 2005, the Company announced the acquisition of the Mexican ignition wire set business of Beru AG, a worldwide leading manufacturer of diesel cold start systems. The acquired business is known under the name Beru S.A. de C.V. (Beru S.A.). Beru S.A. is based in Cuernavaca, Mexico and employs approximately 100 associates with one hundred thousand square feet of manufacturing space. Beru S.A. operates an automotive aftermarket assembly and distribution operation with annual revenues of approximately $7 million per year.
4. Other Income (Expense)
Other income (expense) includes foreign currency transaction gains or losses which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated. During 2005, 2004 and 2003, the Company recorded a $(0.5) million loss, a $(1.2) million loss and a $1.5 million gain, respectively, resulting from foreign currency transaction gains and losses.
5. Discontinued Operations
In September 2001, the Company announced its decision to sell its building wire business and to exit its retail cordsets business, the results of which have been reported as discontinued operations. The gain on disposal of the discontinued operations were as follows (in millions):

	Year Ended December 31,
	2005	2004	2003
Pre-tax gain on disposal of discontinued operations	$—	$0.6	$—
Income tax expense	—	(0.2)	—

Gain on disposal of discontinued operations	$—	$0.4	$—

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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
7. Inventories
Inventories consisted of the following (in millions):

	December 31,
	2005	2004
Raw materials	$40.6	$33.2
Work in process	56.2	42.7
Finished goods	267.1	239.6

Total	$363.9	$315.5

At December 31, 2005 and December 31, 2004, $285.7 million and $266.8 million, respectively, of inventories were valued using the LIFO method. Approximate replacement costs of inventories valued using the LIFO method totaled $410.5 million at December 31, 2005 and $310.1 million at December 31, 2004.
If in some future period the Company was not able to recover the LIFO value of its inventory at a profit when replacement costs were lower than the LIFO value of the inventory, the Company would be required to take a charge to recognize in its income statement all or a portion of the higher LIFO value of the inventory. During 2005, the Company recorded a $1.1 million LIFO gain for the liquidation of copper LIFO inventory in North America as the Company reduced its inventory levels during a period when the replacement cost of the copper exceeded the historical LIFO value. The Company also reduced inventory quantities in North America during 2003 and recorded a $0.5 million LIFO liquidation charge, as this reduction occurred during a period when the historical LIFO value of the inventory exceeded its replacement costs.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
8. Property, Plant and Equipment
Property, plant and equipment consisted of the following (in millions):

	December 31,
	2005	2004
Land	$27.1	$26.8
Buildings and leasehold improvements	64.1	62.5
Machinery, equipment and office furnishings	443.2	469.8
Construction in progress	17.9	8.7

Total — gross book value	552.3	567.8
Less accumulated depreciation	(185.9)	(211.8)

Total — net book value	$366.4	$356.0

Depreciation expense totaled $47.5 million, $31.8 million and $29.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.
On December 27, 2005, General Cable entered into a capital lease for certain pieces of equipment being used at the Company’s Indianapolis polymer plant. The capital lease agreement provides that the lease payments for the machinery and equipment will be approximately $0.6 million semi-annually, or approximately $1.2 million on an annual basis. The lease expires in December of 2010, and General Cable has the option to purchase the machinery and equipment for fair value at the end of the lease term. The present value of the minimum lease payments on the capital lease at inception was approximately $5.0 million that has been reflected in fixed assets and in short-term ($0.9 million) and long-term ($4.1 million) lease obligations, as appropriate, in the Company’s December 31, 2005 balance sheet.
Capital leases included within property, plant and equipment on the balance sheet were $5.7 million at December 31, 2005 and were not significant at December 31, 2004. Accumulated depreciation on capital leases was $0.5 million at December 31, 2005 and was not significant at December 31, 2004.
9. Accrued Liabilities
Accrued liabilities consisted of the following (in millions):

	December 31,
	2005	2004
Payroll related accruals	$55.8	$30.5
Customers deposits and prepayments	15.7	13.8
Taxes other than income	15.0	15.2
Customer rebates	42.5	35.0
Insurance claims and related expenses	11.1	6.3
Accrued restructuring costs	1.6	1.8
Current deferred tax liability	1.6	0.3
Other accrued liabilities	68.9	26.9

Total	$212.2	$129.8

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
10. Restructuring Charges
Changes in accrued restructuring costs were as follows (in millions):

	Severance	Facility
	and Related	Closing
	Costs	Costs	Total
Balance, December 31, 2002	$4.4	$10.8	$15.2
Provisions, net of reversals	2.5	5.7	8.2
Utilization	(5.5)	(13.6)	(19.1)

Balance, December 31, 2003	1.4	2.9	4.3
Provisions, net of reversals	3.3	3.2	6.5
Utilization	(4.2)	(4.9)	(9.1)

Balance, December 31, 2004	0.5	1.2	1.7
Provisions, net of reversals	3.2	15.4	18.6
Utilization	(2.7)	(16.1)	(18.8)

Balance, December 31, 2005	$1.0	$0.5	$1.5

During 2005, the Company closed two plants in its communications cables business located in Bonham, Texas, and Dayville, Connecticut. The Company determined that the efficient utilization of its communications manufacturing assets would be enhanced by closure of the Bonham facility, which employed approximately 170 associates at the announcement date and was comprised of more than 360,000 square feet of space, and relocation of production of the Dayville facility, which employed approximately 30 associates at the announcement date and was comprised of more than 87,000 square feet of space, to the Company’s newly acquired plant in Franklin, Massachusetts, and as of December 31, 2005, production had ceased at both locations. The closure and relocation of these facilities was substantially completed.
The total cost of the closures, which was approximately $19.1 million (of which approximately $7.5 million were cash costs), included approximately $3.2 million for severance costs, and $15.9 million of facility closing costs, which included $11.1 million for fixed asset writedowns at the two facilities. Costs for the year ended December 31, 2005 related to these closures were $3.2 million for severance and related costs and $15.4 million of facility closing costs, which included $11.1 million for fixed asset writedowns which were included in depreciation and amortization in the Consolidated Statements of Cash Flows and a $(0.5) million gain from the sale of a previously closed manufacturing plant. The costs associated with this project, including the $(0.5) million gain, of $18.6 million (of which approximately $7.5 million were cash costs), were recorded in cost of sales in the corporate segment for the year ended December 31, 2005.
The December 31, 2004 balance represented previously accrued costs related to the Company’s discontinued operations and the closure of certain industrial cable manufacturing facilities in prior years. The utilization of these provisions in 2005 was $0.5 million of severance and related costs and $0.7 million of other costs.
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
The Company’s Taunton, Massachusetts facility ceased operations on January 30, 2004, and employed approximately 50 associates and was comprised of approximately 131,000 square feet of space. The Company also refocused and realigned production at its Marion, Indiana facility and closed its South Hadley, Massachusetts facility in the third quarter of 2004. This facility employed approximately 40 associates and was comprised of approximately 150,000 square feet of space. The Company’s Plano, Texas rod mill facility ceased operations at the end of June 2004 and employed approximately 30 associates and was comprised of approximately 60,000 square feet of space. During the second quarter of 2004 the Company sold most of the equipment utilized in the rod mill facility. Proceeds from the sale of equipment were partially offset by costs related to closing the facility which resulted in a net gain of $0.3 million in the year ended December 31, 2004.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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
11. Long-Term Debt
Long-term debt consisted of the following (in millions):

	December 31,
	2005	2004
Senior notes due 2010	$285.0	$285.0
Revolving loans	115.1	78.6
Spanish term loan	35.4	—
Capital leases	5.2	—
Other	10.9	11.3

Total debt	451.6	374.9
Less current maturities	6.4	1.1

Long-term debt	$445.2	$373.8

Weighted average interest rates at December 31, 2005 and 2004 were as follows:
Senior notes due 2010	9.5%	9.5%
Revolving loans	6.4%	4.9%
Spanish term loan	3.4%	—
Capital leases	6.5%	—
Other	3.8%	3.9%
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
The senior unsecured notes (the “Notes”) were issued in the amount of $285.0 million, bear interest at a fixed rate of 9.5% and mature in 2010. The estimated fair value of the Notes was approximately $302.1 million at December 31, 2005.
The senior secured revolving credit facility, as amended, is a five year $300.0 million asset based revolving credit agreement (the “Credit Agreement”). The Credit Agreement is guaranteed by the Company’s U.S. and Canadian subsidiaries and is secured by substantially all U.S. and Canadian assets. The lenders have also received a pledge of all of the capital stock of the Company’s existing domestic subsidiaries and any future domestic subsidiaries. Borrowing availability is based on eligible U.S. and Canadian accounts receivable and inventory and certain U.S. fixed assets. As of December 31, 2005, the Company had outstanding borrowings of $115.1 million and availability of $147.7 million under the terms of the Credit Agreement. Availability of borrowings under the fixed asset component of the facility, as amended, is reduced quarterly over a seven-year period by $7.1 million per annum beginning in 2006. This may result in a reduction in the overall availability depending upon the calculation of eligible accounts receivable and inventory. The facility also includes a sub-facility for letters of credit of up to $50.0 million. At December 31, 2005, the Company had outstanding letters of credit of $32.9 million.
During the fourth quarter of 2004, the Company amended the Credit Agreement which lowered the borrowing rate at that point in time by 50 basis points, increased the annual capital spending limit and provided for the ability to swap up to $100 million of existing fixed rate Senior notes to a floating interest rate.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
During the second quarter of 2005, the Company amended the Amended and Restated Credit Agreement which increased the borrowing limit on the senior secured revolving credit facility from $240.0 million to $275.0 million. Additionally, the amendment increased the maximum amount permitted under the facility for investments in joint ventures from $10 million to $25 million.
During the fourth quarter of 2005, the Company further amended the Amended and Restated Credit Agreement which increased the borrowing limit on the senior secured revolving credit facility from $275.0 million to $300.0 million. Additionally, the amendment extended the maturity date by almost two years to August 2010, lowered borrowing costs by approximately 65 basis points and reduced unused facility fees. Also, the amendment eliminated or relaxed several provisions, including eliminating the annual limit on capital expenditures, expanding permitted indebtedness to include acquired indebtedness of newly acquired foreign subsidiaries, and increasing the level of permitted loan-funded acquisitions. Finally, the amendment satisfied the financing conditions to the Company’s inducement offer to convert shares of its 5.75% Series A Redeemable Convertible Preferred Stock into its common stock, which was announced and commenced on November 9, 2005. Specifically, the amendment permitted the Company to draw funds from its credit facility to pay the conversion offer premium plus the funds necessary to make a final dividend payment to holders of the preferred stock who converted their shares in the inducement offer. For more information on the inducement offer, see Note 16.
Borrowings under the Credit Agreement, as amended, bear interest at a rate of LIBOR plus 1.00% to 1.75% and/or prime plus 0.00% to 0.50% depending upon the Company’s excess availability, as defined by the Credit Agreement. The weighted average interest rate on borrowings under the Credit Agreement for the year ended December 31, 2005 was 5.34%. Under the Credit Agreement, the Company pays a commitment fee of 0.25%, as amended, per annum on the unused portion of the commitment. In connection with the November 2003 refinancing and related subsequent amendments to the Credit Agreement, the Company incurred fees and expenses aggregating $8.4 million, which are being amortized over the term of the Credit Agreement. In addition, $4.4 million of unamortized fees related to the former credit facility were written off in the fourth quarter of 2003.
The Credit Agreement, as amended, contains covenants that limit the payment of dividends to holders of common stock and require a minimum fixed charge coverage ratio, as defined, only when excess availability, as defined, is below a certain threshold. At December 31, 2005 and 2004, the Company was in compliance with all covenants under the Credit Agreement.
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
On December 22, 2005, Grupo General Cable Sistemas, S.A., a wholly owned Spanish subsidiary of General Cable, entered into both a term loan facility and a revolving credit facility totaling 75 million Euros. This combined facility was entered into to provide Euro-denominated borrowings to partly fund the subsidiary’s acquisition of Silec®, the wire and cable manufacturing business of SAFRAN S.A., and to provide funds for general corporate needs of the European business. See Footnote 3 of this document for more details on the acquisition of Silec®.
The term loan facility of 50 million Euros is available in up to three tranches, with an interest rate of Euribor plus 0.8% to 1.5% depending on certain debt ratios. The term loan is repayable in fourteen semi-annual installments, maturing seven years following the draw down of each tranche. $35.4 is currently drawn under this term loan facility, leaving undrawn availability of approximately $23.8 million as of December 31, 2005.
The revolving credit facility of 25 million Euros matures at the end of five years and carries an interest rate of Euribor plus 0.6% to 1.0% depending on certain debt ratios. No funds are currently drawn under this revolving credit facility, leaving undrawn availability of approximately $29.6 million as of December 31, 2005. Commitment fees ranging from 15 to 25 basis points per annum on any unused commitments under the revolving credit facility will be assessed to Grupo General Cable Sistemas, S.A., and are payable on a quarterly basis.
The combined facility is subject to certain financial ratios of the European group, the most restrictive of which is net debt to EBITDA (earnings before interest, taxes, depreciation and amortization). In addition, the indebtedness under the combined facility is guaranteed by the Company’s Portuguese subsidiary, General Cable Celcat Energia E Telecomunicacoes, S.A., and by the recently acquired Silec Cable, S.A.S.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
During 2005, one of the Company’s international operations contracted with a bank to transfer accounts receivable that it was owed from one customer to the bank in exchange for payments of approximately $1 million. As the transferor, the Company surrendered control over the financial assets included in the transfer and has no further rights regarding the transferred assets. The transfer was treated as a sale and the approximate $1 million received was accounted for as proceeds from the sale. All assets sold were derecognized from the Company’s balance sheet upon completion of the transfer, and no further obligations exist under this agreement.
At December 31, 2005, maturities of long-term debt (excluding capital leases) during each of the years 2006 through 2010 are $5.4 million, $5.4 million, $120.5 million, $5.4 million and $290.4 million, respectively, and $19.3 million thereafter.
Maturities of capital lease obligations during each of the years 2006 through 2010 are $1.0 million, $1.0 million, $1.0 million, $1.1 million and $1.1 million, respectively.
12. Financial Instruments
General Cable is exposed to various market risks, including changes in interest rates, foreign currency and commodity prices. To manage risk associated with the volatility of these natural business exposures, General Cable enters into interest rate, commodity and foreign currency derivative agreements, as it relates to both transactions and the Company’s net investment in its European operations, as well as copper and aluminum forward pricing agreements. General Cable does not purchase or sell derivative instruments for trading purposes.
General Cable has utilized interest rate swaps and interest rate collars to manage its interest expense exposure by fixing its interest rate on a portion of the Company’s floating rate debt. Under the swap agreements, General Cable paid a fixed rate while the counterparty paid to General Cable the difference between the fixed rate and the three-month LIBOR rate.
During 2001, the Company entered into several interest rate swaps which effectively fixed interest rates for borrowings under the former credit facility and other debt. In December 2003 in conjunction with the refinancing of its bank debt, the Company incurred a cost of $0.8 million to terminate the interest rate swaps related to the former credit facility. At December 31, 2005, the remaining outstanding interest rate swap had a notional value of $9.0 million, an interest rate of 4.49% and matures in October 2011. The Company does not provide or receive any collateral specifically for this contract. The fair value of interest rate derivatives, that qualify as cash flow hedges as defined in SFAS No. 133, are based on quoted market prices and third party provided calculations, which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments. At December 31, 2005 and 2004, the net unrealized loss on the interest rate derivative and the related carrying value was $(0.4) million and $(0.7) million, respectively.
The Company enters into forward exchange contracts, that qualify as cash flow hedges as defined in SFAS No. 133, principally to hedge the currency fluctuations in certain transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. Principal transactions hedged during the year were firm sales and purchase commitments. The fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At December 31, 2005 and 2004, the net unrealized gain (loss) on the net foreign currency contracts was $0.3 million and $(0.6) million, respectively.
Outside of North America, General Cable enters into commodity futures contracts, that qualify as cash flow hedges as defined in SFAS No. 133, for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. At December 31, 2005 and 2004, General Cable had an unrealized gain of $11.6 million and $3.5 million, respectively, on the commodity futures.
Foreign currency and commodity contracts are used to hedge future sales and purchase commitments. Interest rate swaps are used to manage interest expense exposure by fixing the interest rate on a portion of floating rate debt. Unrealized gains and losses on these derivative financial instruments are recorded in other comprehensive income until the underlying transaction occurs and is recorded in the income statement at which point such amounts included in other comprehensive income are recognized in income which generally will occur over periods less than one year. During the years ended December 31, 2005, 2004 and 2003, a $3.9 million gain, a $(1.0) million loss, and a $(6.2) million loss were reclassified from other comprehensive income to the income statement.
In October 2005, the Company entered into a U.S. dollar to Euro cross currency and interest rate swap agreement with a notional value of $150 million, that qualifies as a net investment hedge of the Company’s net investment in its European

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
operations, in order to hedge the effects of the changes in spot exchange rates on the value of the net investment. The swap has a term of just over two years with a maturity date of November 15, 2007. The fair value of the cross currency and interest rate swap is based on third party provided calculations. At December 31, 2005, the net unrealized gain on the swap was $1.6 million. The swap is marked-to-market quarterly using the “spot method” to measure the amount of hedge ineffectiveness. Changes in the fair value of the swap as they relate to spot exchange rates are recorded as other comprehensive income whereas changes in the fair value of the swap as they relate to the interest rate differential and the change in interest rate differential since the last marked-to-market date, equaling approximately $1 million as of December 31, 2005, are recognized currently in earnings for the period.
The notional amounts and fair values of these financial instruments at December 31, 2005 and 2004 are shown below (in millions). The carrying amount of the financial instruments was a net asset of $14.1 million and a net asset of $2.2 million at December 31, 2005 and 2004, respectively.

	2005		2004
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Cash flow hedges:
Interest rate swap	$9.0	$(0.4)	$9.0	$(0.7)
Foreign currency forward exchange	43.1	0.3	33.6	(0.6)
Commodity futures	39.9	11.6	48.8	3.5
Net investment hedges:
Cross currency and interest rate swap	150.0	2.6	—	—

		$14.1		$2.2

In North America, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. At December 31, 2005 and 2004, General Cable had $106.2 million and $62.4 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. General Cable had an unrealized gain of $11.4 million at December 31, 2005 and $7.2 million at December 31, 2004 related to these transactions. General Cable expects to offset the unrealized gains under these agreements as a result of firm sale price commitments with customers.
13. Income Taxes
The provision (benefit) for income taxes attributable to continuing operations consisted of the following (in millions):

	Year Ended December 31,
	2005	2004	2003
Current tax expense (benefit):
Federal	$1.1	$(34.0)	$—
State	0.2	(1.4)	0.2
Foreign	23.2	16.7	8.1
Deferred tax expense (benefit):
Federal	(2.8)	(1.9)	(14.7)
State	—	—	—
Foreign	0.1	2.5	9.3

Total	$21.8	$(18.1)	$2.9

The income tax provision (benefit) attributable to the operations and disposal of discontinued operations was $0.2 million for 2004.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The reconciliation of reported income tax expense (benefit) to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income from continuing operations is as follows (in millions):

	Year Ended December 31,
	2005	2004	2003
Statutory federal income tax	$21.4	$6.8	$(0.7)
State and foreign income tax differential	1.6	(1.4)	(0.3)
Subpart F taxation of foreign profits	0.7	0.1	4.4
Settlement of tax items	(1.2)	(23.3)	—
Other, net	(0.7)	(0.3)	(0.5)

Total	$21.8	$(18.1)	$2.9

The components of deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$66.3	$87.5
Pension and retiree benefits accruals	15.3	12.6
Asset and rationalization reserves	0.5	0.6
Inventory	31.2	14.1
Tax credit carryforwards	7.5	6.5
Other liabilities	14.2	11.1
Valuation allowance	(18.5)	(17.5)

Total deferred tax assets	116.5	114.9
Deferred tax liabilities:
Inventory	1.7	0.6
Depreciation and fixed assets	35.4	41.3

Net deferred tax assets	$79.4	$73.0

As of December 31, 2005, the Company has recorded a valuation allowance for its state net operating loss carryforwards and temporary differences as well as a portion of its foreign net operating loss carryforwards and temporary differences due to uncertainties regarding the ability to obtain future tax benefits for these tax attributes. The December 31, 2005 valuation allowance of $18.5 million increased $1.0 million from the prior year.
The valuation of the deferred tax asset is dependent on, among other things, the ability of the Company to generate a sufficient level of future taxable income. In estimating future taxable income, the Company has considered both positive and negative evidence, such as historical results of operations, including the losses realized in recent periods, and has considered the implementation of prudent and feasible tax planning strategies. Approximately $7.5 million of the Company’s deferred tax asset must be utilized prior to its expiration in the period 2007-2009. The remainder of the asset may be used for at least 15 years. This finite life has also been considered by the Company in the valuation of the asset. The Company has and will continue to review on a quarterly basis its assumptions and tax planning strategies and, if the amount of the estimated realizable net deferred tax asset is less than the amount currently on the balance sheet, the Company would reduce its deferred tax asset, recognizing a non-cash charge against reported earnings.
After taking into account 2001 and 2002 U.S. net operating loss carrybacks that resulted in tax refunds of $50.9 million as well as the utilization of U.S. net operating loss carryforwards in 2005, the Company has U.S. net operating loss carryforwards of $26.7 million from 2000, $49.4 million from 2002, $36.2 million from 2003, and $14.9 million from 2004. These U.S. net operating loss carryforwards expire in 2020, 2022, 2023 and 2024, respectively. The Company also has other U.S. net operating loss carryforwards that are subject to an annual limitation under Internal Revenue Code Section 382. These Section 382 limited net operating loss carryforwards expire in varying amounts from 2007-2009. The total Section 382 limited net operating loss carryforward that may be utilized prior to expiration is estimated at $21.5 million. The Company has approximately $21.7 million of net operating loss carryforwards in various foreign jurisdictions. A valuation allowance has been established against $21.6 million of these foreign net operating losses due to the uncertainty of utilization prior to expiration. A full valuation allowance of approximately $7.6 million has also been established against U.S. state net

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
operating losses. The Company has $7.4 million of U.S. alternative minimum tax credits, which have no expiration date. Approximately $3.1 million of these alternative minimum tax credit carryforwards are also subject to Section 382 limitations.
The American Jobs Creation Act of 2004 provides that US corporations could repatriate earnings of foreign subsidiaries at a reduced tax rate through December 31, 2005 under certain circumstances. As of December 31, 2005, the undistributed earnings of foreign subsidiaries that are considered to be indefinitely reinvested are approximately $165 million. Management has decided not to repatriate any foreign earnings pursuant to the American Jobs Creation Act of 2004.
14. Pension Plans
General Cable provides retirement benefits through contributory and noncontributory pension plans for the majority of its regular full-time employees. Pension expense under the defined contribution plans sponsored by General Cable in the United States equaled up to four percent of each eligible employee’s covered compensation. In addition, General Cable sponsors employee savings plans under which General Cable may match a specified portion of contributions made by eligible employees.
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
Net pension expense included the following components (in millions):

	Year ended December 31,
	2005	2004	2003
Service cost	$2.2	$2.1	$1.9
Interest cost	9.8	9.4	9.1
Expected return on plan assets	(10.8)	(9.6)	(7.4)
Net amortization and deferral	3.5	3.6	4.8
Curtailment loss	0.7	—	—

Net defined benefit pension expense	5.4	5.5	8.4
Net defined contribution pension expense	7.2	5.9	5.4

Total pension expense	$12.6	$11.4	$13.8

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The changes in the benefit obligation and plan assets, the funded status of the plan and the amounts recognized in the Consolidated Balance Sheets were as follows (in millions):

	December 31,
	2005	2004
Changes in Benefit Obligation:
Beginning benefit obligation	$163.5	$154.5
Impact of foreign currency exchange rate change	(0.3)	1.7
Service cost	2.2	2.1
Interest cost	9.8	9.4
Special termination benefits	0.3	—
Benefits paid	(10.8)	(10.8)
Employee contributions	0.1	—
Amendments	(0.1)	2.0
Assumption change	7.0	—
Actuarial loss	8.8	4.6

Ending benefit obligation	$180.5	$163.5

Changes in Plan Assets:
Beginning fair value of plan assets	$130.5	$114.6
Impact of foreign currency exchange rate change	(0.3)	1.4
Actual return on plan assets	9.4	12.3
Company contributions	10.8	13.0
Benefits paid	(10.8)	(10.8)

Ending fair value of plan assets	$139.6	$130.5

Reconciliation of Funded Status:
Funded status of the plan	$(40.9)	$(33.0)
Unrecognized net transition obligation	0.1	—
Unrecognized actuarial loss	50.9	36.2
Unrecognized prior service cost	8.5	10.1

Prepaid pension cost	$18.6	$13.3

Amounts Recognized in Consolidated Balance Sheet:
Accrued pension liability	$(35.5)	$(27.3)
Intangible asset	3.6	5.2
Accumulated other comprehensive income	50.5	35.4

Net amount recognized	$18.6	$13.3

The curtailment gain (loss) and special termination benefits in 2005 and 2003 were the result of closing and selling certain manufacturing locations.
The weighted average interest rate assumptions used in determining current year assets and liabilities and determining subsequent year expenses were:

	2005	2004	2003
Discount rate	5.75%	6.0%	6.0%
Expected rate of increase in future compensation levels	4.0%	4.0%	4.0%
Long-term rate of return on plan assets	8.5%	8.5%	8.5%
Pension expense for the defined benefit pension plans sponsored by General Cable is determined based upon a number of actuarial assumptions, including an expected long-term rate of return on assets of 8.5%. This assumption was based on input from actuaries, including their review of historical 10 year, 20 year, and 25 year rates of inflation and real rates of return on various broad equity and bond indices in conjunction with the diversification of the asset portfolio. The expected long-term rate of return on assets is based on an asset allocation assumption of 65% allocated to equity investments, with an expected real rate of return of 7%, and 35% with fixed-income investments, with an expected real rate of return of 3%, and an assumed long-term rate of inflation of 3%. The actual asset allocations were 65% of equity investments and 35% of fixed-income investments at December 31, 2005 and because of market fluctuations, the actual asset allocations as of December 31, 2004 were 68% of equity investments and 32% of fixed-income investments. Management believes that long-term asset allocation on average will approximate the Company’s assumptions and that a 8.5% long-term rate of return is a reasonable assumption.

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
The determination of future pension obligations utilizes a discount rate based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency which are expected to be available during the period to maturity of the projected pension benefit obligations, and input from our actuaries. The discount rate used at December 31, 2005 was 5.75%, a decrease from the discount rate of 6.0% used in the prior year. The decrease was due to changes in the bond yield curve.
The accumulated benefit obligation for all of the Company’s defined benefit pension plans was $173.8 million and $157.3 million at December 31, 2005 and 2004, respectively. The projected benefit obligation and accumulated benefit obligation for the pension plans with accumulated benefit obligations in excess of plan assets were $164.9 million and $162.9 million at December 31, 2005, and $150.0 million and $147.7 million at December 31, 2004.
The Company expects to contribute $8.2 million to its defined benefit pension plans for 2006. The estimated future benefit payments expected to be paid for the Company’s defined benefit plans are $9.7 million in 2006, $9.8 million in 2007, $10.0 million in 2008, $10.1 million in 2009, $10.2 million in 2010 and $56.8 million in the five years thereafter.
The Company has additional contracts related to pension benefits outside of the United States not included in the tables and financial figures above due to their designation as nonparticipating annuity contracts as defined by SFAS 87. These annuity contracts cover 12 retired and 11 current employees in the Company’s operations in Spain, and the contracts act as irrevocable transfers of risk from the Company to the other party to the contracts, an insurance company. The cost of the benefits covered by the annuity contracts is recorded based on the premiums, or costs, required to purchase the contracts. The service cost component of net pension cost was $0.3 million in 2005, $0.2 million in 2004, and $0.3 million in 2003. The benefits covered by the annuity contracts are excluded from the projected benefit obligation and the accumulated benefit obligation of the Company, and the annuity contracts are excluded from the Company’s plan assets as required by SFAS 87.
15. Post-Retirement Benefits Other Than Pensions
General Cable has post-retirement benefit plans that provide medical and life insurance for certain retirees and eligible dependents. General Cable funds the plans as claims or insurance premiums are incurred. Net post-retirement benefit expense included the following components (in millions):

	Year Ended December 31,
	2005	2004	2003
Service cost	$0.2	$0.3	$0.3
Interest cost	0.6	0.6	0.6
Amortization of prior service cost	(0.1)	(0.1)	(0.6)
Curtailment gain	(0.2)	—	—

Net post-retirement benefit expense	$0.5	$0.8	$0.3

The curtailment gain was the result of closing certain manufacturing locations in 2005.
The change in the accrued post-retirement benefit liability was as follows (in millions):

	December 31,
	2005	2004
Beginning benefit obligation balance	$10.0	$10.1
Impact of foreign currency exchange rate change	—	0.1
Net periodic benefit expense	0.5	0.8
Benefits paid	(1.1)	(1.0)

Ending benefit obligation balance	$9.4	$10.0

The discount rate used in determining the accumulated post-retirement benefit obligation was 5.5% for the year ended December 31, 2005, 5.5% for the year ended December 31, 2004 and 6.0% for the year ended December 31, 2003. The

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
assumed health-care cost trend rate used in measuring the accumulated post-retirement benefit obligation was 9.0%, decreasing gradually to 4.50% in year 2011 and thereafter. Increasing the assumed health-care cost trend rate by 1% would result in an increase in the accumulated post-retirement benefit obligation of $0.5 million for 2005. The effect of this change would increase net post-retirement benefit expense by $0.1 million. Decreasing the assumed health-care cost trend rate by 1% would result in a decrease in the accumulated post-retirement benefit obligation of $0.5 million for 2005. The effect of this change would decrease net post-retirement benefit expense by $0.1 million.
The estimated future benefit payments expected to be paid for the Company’s post-retirement benefits other than pensions are $1.3 million in 2006, $1.3 million in 2007, $1.2 million in 2008, $1.2 million in 2009, $1.2 million in 2010 and $4.4 million in the five years thereafter.
16. Shareholders’ Equity
General Cable is authorized to issue 75 million shares of common stock and 25 million shares of preferred stock.
In the fourth quarter of 2003, the Company completed a comprehensive refinancing of its bank debt. The refinancing included the private placement of 2,070,000 shares of redeemable convertible preferred stock and a public offering of 5,807,500 shares of common stock. As of December 31, 2005, 129,916 shares of redeemable convertible preferred stock remained outstanding.
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
On November 9, 2005, the Company commenced an offer (“the inducement offer”) to pay a cash premium to holders of its 5.75% Series A Redeemable Convertible Preferred Stock who elected to convert their preferred stock into shares of General Cable common stock. The Company offered the following consideration for each of the 2,069,907 shares of preferred stock subject to the inducement offer:
•	A cash premium of $7.88, or $16.3 million if all shares of preferred stock were converted; and

•	4.998 shares of common stock of General Cable Corporation, or approximately 10,345,395 shares of common stock if all shares of preferred stock were converted; and

•	Accrued and unpaid dividends on the preferred stock from November 24, 2005 to December 13, 2005, payable in cash.
The inducement offer expired on December 9, 2005. A total of 1,939,991 shares, or 93.72%, of the Company’s outstanding shares of preferred stock were surrendered and converted by General Cable as part of the inducement offer. The former holders of the converted preferred stock received, in the aggregate, the following:
•	9,696,075 shares of General Cable common stock;

•	A cash premium of approximately $15.3 million ($7.88 per share); and

•	Approximately $0.3 million of accrued and unpaid dividends on the preferred stock from November 24, 2005 to December 13, 2005, the date immediately preceding the inducement offer’s settlement date of December 14, 2005.
The $16.6 million cash dividend, which includes approximately $1.0 million in costs related to the inducement offer, was recorded in the fourth quarter of 2005, and represented the difference between the fair value of all securities and other consideration transferred in the transaction by the Company to the preferred shareholders and the fair value of securities issuable pursuant to the original conversion terms of the preferred stock less the costs related to the inducement offer.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
129,916 shares, or 6.28%, of the preferred stock remain outstanding under the original terms of the preferred stock issuance, and all shares of preferred stock surrendered for conversion in the inducement offer were canceled and retired.
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
The 2005 Stock Incentive Plan authorizes the following types of awards to be granted: (i) Stock Options (both Incentive Stock Options and Nonqualified Stock Options); (ii) Stock Appreciation Rights; (iii) Stock Awards; (iv) Performance Awards; and (v) Stock Units, as more fully described in the 2005 Plan. Each award is subject to such terms and conditions consistent with the Plan as determined by the Compensation Committee and as set forth in an award agreement. As of December 31, 2005, only 14,730 shares of restricted common stock had been issued under this Plan.
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
In January 2004, 340,500 shares of restricted common stock with performance accelerated vesting features were awarded to Company executives and key employees under the Company’s 1997 Stock Incentive Plan as amended. The restricted shares vest ratably from the second anniversary of the date of grant to the sixth anniversary unless certain performance criteria are met. The performance measure used to determine accelerated vesting is earnings per share. Twenty percent of this award vested in the fourth quarter of 2005 as a result of the 2005 earnings per share hitting the performance target.
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
Amortization of all outstanding restricted stock awards was $1.7 million, $0.5 million and $0.1 million during 2005, 2004 and 2003, respectively.
The Company maintains a deferred compensation plan (“Deferred Compensation Plan”). This plan is available to directors and certain officers and managers of the Company. The plan allows participants to defer all or a portion of their directors’

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
fees and/or salary and annual bonuses, as applicable, and it permits participants to elect to contribute and defer all or any portion of his or her restricted stock and stock awards. All deferrals to the participants’ accounts vest immediately; Company contributions vest according to the vesting schedules in the qualified plan, and restricted stock vests according to the schedule designated by the award. The Company may make matching and retirement contributions (currently equal to 6% of the participants’ deferral) to the extent that the deferral exceeds the maximum amount of income eligible for pension benefits. The Deferred Compensation Plan does not have dollar limits on tax-deferred contributions. The assets of the Deferred Compensation Plan are held in a Rabbi Trust (“Trust”) and, therefore, are available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency of the Company. Participants have the right to request that their account balance be determined by reference to specified investment alternatives (with the exception of the portion of the account which consists of deferred restricted stock). With certain exceptions, these investment alternatives are the same alternatives offered to participants in the General Cable Retirement and Savings Plan for Salaried Associates. In addition, participants have the right to request that the Plan Administrator re-allocate the determination among available investment alternatives provided however that the Plan Administrator is not required to honor such requests. Distributions from the plan are generally made upon the participants’ termination as a director and/or employee, as applicable, of the Company. Participants receive payments from the plan in cash, either as a lump sum payment or through equal annual installments from between one and ten years, except for the restricted stock, which the participants receive in shares of General Cable stock. The Company accounts for the Deferred Compensation Plan in accordance with EITF 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested.”
Assets of the Trust, other than the restricted stock of the Company, are invested in funds covering a variety of securities and investment strategies, including a General Cable stock fund. Mutual funds available to participants are publicly quoted and reported at market value. The Company accounts for these investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Trust also holds restricted stock shares of the Company. The Company’s restricted stock that is held by the Trust has been accounted for in the shareholders’ equity section of the consolidated balance sheet, and the market value of this restricted stock was $13.6 million as of December 31, 2005 and $7.4 million as of December 31, 2004. The market value of the assets held by the Trust, exclusive of the market value of the shares of the Company’s restricted stock that is accounted for in the shareholders’ equity section, at December 31, 2005 and December 31, 2004 was $8.3 million and $6.7 million, respectively, and is classified as “other non-current assets” in the consolidated balance sheet. Amounts payable to the plan participants at December 31, 2005 and December 31, 2004, excluding the market value of the shares of the Company’s restricted stock that is accounted for in the shareholders’ equity section, was $8.3 million and $6.7 million, respectively, and is classified as “other liabilities” in the consolidated balance sheet.
In accordance with EITF 97-14, all market value fluctuations of the Trust assets, exclusive of the shares of restricted stock of the Company, have been reflected in other comprehensive income. Increases or decreases in the market value of the deferred compensation liability, excluding the shares of restricted stock of the Company held by the Trust, are included as compensation expense in the consolidated statements of operations. Based on the changes in the total market value of the Trust’s assets, exclusive of the restricted stock, the Company recorded net compensation expense of $1.1 million in 2005, $1.6 million in 2004, and $1.2 million in 2003.
In November 1998, General Cable entered into a Stock Loan Incentive Plan (SLIP) with executive officers and key employees. Under the SLIP, the Company loaned $6.0 million to facilitate open market purchases of General Cable common stock. A matching restricted stock unit (MRSU) was issued for each share of stock purchased under the SLIP. The fair value of the MRSUs at the grant date of $6.0 million, adjusted for subsequent forfeitures, was amortized to expense over the initial five-year vesting period. In June 2003, all executive officers repaid their loans plus interest that were originally made under the SLIP in the amount of $1.8 million. The Company accepted, as partial payment for the loans, common stock owned by the executive officers and restricted stock units previously awarded to them under the SLIP. In July 2003, the Company approved an extension of the loan maturity for the remaining participants in the SLIP for an additional three years to November 2006, subject in the extension period to a rate of interest of 5.0%. As part of the loan extension the vesting schedule on the MRSUs was also extended so that the MRSUs vest in November 2006. During the third quarter of 2004, certain employees repaid their loans plus interest that were originally made under the SLIP in the amount of $1.4 million. The Company accepted, as partial payment for the loans, common stock owned by the employees and restricted stock units previously awarded to them under the SLIP. During the second quarter of 2005, the remaining participants in the SLIP repaid their loans plus interest that were originally made under the SLIP in the amount of $2.2 million. The Company accepted, as partial payment for the loans, common stock owned by the employees and restricted stock units previously awarded to them under the SLIP. Approximately $0.2 million of the loans were forgiven. There are no MRSUs or loans related to this program outstanding as of December 31, 2005. The MRSUs were fully amortized in 2003. Amortization expense related to the MRSUs was $0.4 million during 2003.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The components of accumulated other comprehensive income (loss) consisted of the following (in millions):

	December 31,
	2005	2004
Foreign currency translation adjustment	$14.2	$41.5
Pension adjustments, net of tax	(33.4)	(23.5)
Change in fair value of derivatives, net of tax	8.5	1.9
Unrealized investment gains	3.5	2.5
Other	0.4	—

Total	$(6.8)	$22.4

Other shareholder’s equity consisted of the following (in millions):

	December 31,
	2005	2004
Loans to shareholders	$—	$(1.6)
Restricted stock	(4.8)	(2.8)

Total	$(4.8)	$(4.4)

17. Stock Options
General Cable applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for stock options issued under its 1997 Stock Incentive Plan, its 2000 Stock Option Plan, and its 2005 Stock Incentive Plan (see description of plans in Note 16). Accordingly, no compensation cost has been recognized for stock option grants under the plans.
A summary of option information for the years ended December 31, 2005, 2004 and 2003 follows (options in thousands):

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Balance at December 31, 2002	2,743	$13.55
Granted	1,126	4.05
Exercised	(15)	7.92
Forfeited	(363)	11.37

Balance at December 31, 2003	3,491	10.61
Granted	35	8.73
Exercised	(123)	8.01
Forfeited	(117)	10.37

Balance At December 31, 2004	3,286	10.70
Granted	160	11.97
Exercised	(251)	10.19
Forfeited	(51)	10.34

Balance At December 31, 2005	3,144	$10.90

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The following table summarizes information about stock options outstanding at December 31, 2005 (options in thousands):

			Weighted
			Average
		Weighted	Remaining		Weighted
Range of	Options	Average	Contractual	Options	Average
Option Prices	Outstanding	Exercise Price	Life	Exercisable	Exercise Price
$0 — $7	997	$4.03	7.0	8	$4.00
$7 — $14	1,638	11.99	4.6	1,454	12.05
$14 — $21	133	14.27	3.6	132	14.26
$21 — $28	376	$23.12	2.4	376	$23.12
As of December 31, 2005, 2004 and 2003, there were 1,970,000, 1,640,000 and 1,674,000 exercisable stock options, respectively.
18. Earnings (Loss) Per Common Share of Continuing Operations
A reconciliation of the numerator and denominator of earnings (loss) per common share of continuing operations to earnings (loss) per common share of continuing operations-assuming dilution is as follows (in millions):

	Year Ended December 31,
	2005	2004	2003
EPS from continuing operations – basic:
Income (loss) from continuing operations	$39.2	$37.5	$(4.8)
Less: Preferred stock dividends on convertible stock	(0.4)	(6.0)	(0.6)
Preferred stock dividends on converted stock	(5.3)	—	—
Inducement payment and offering costs	(16.3)	—	—

Income (loss) from continuing operations for basic EPS computation (1)	$17.2	$31.5	$(5.4)

Weighted average shares outstanding for basic EPS computation (2)	41.1	39.0	33.6

Earnings (loss) per common share from continuing operations — basic	$0.42	$0.81	$(0.16)

EPS from continuing operations – assuming dilution:
Income (loss) from continuing operations	$39.2	$37.5	$(4.8)
Less: Preferred stock dividends on convertible stock, if applicable	(0.4)	N/A	(0.6)
Preferred stock dividends on converted stock, if applicable	(5.3)	N/A	N/A
Inducement payment and offering costs, if applicable	(16.3)	N/A	N/A

Income (loss) from continuing operations for diluted EPS computation (1)	$17.2	$37.5	$(5.4)

Weighted average shares outstanding	41.1	39.0	33.6
Dilutive effect of stock options and restricted stock units	0.8	1.0	N/A
Dilutive effect of assumed conversion of convertible preferred stock, if applicable	N/A	10.3	N/A

Weighted average shares outstanding for diluted EPS computation(2)	41.9	50.3	33.6

Earnings (loss) per common share from continuing operations – assuming dilution	$0.41	$0.75	$(0.16)

(1)	Numerator

(2)	Denominator
On November 9, 2005, the Company commenced an offer (“the inducement offer”) to pay a cash premium to holders of its 5.75% Series A Redeemable Convertible Preferred Stock who elected to convert their preferred stock into shares of General

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Cable common stock. The inducement offer expired on December 9, 2005. A total of 1,939,991 shares, or 93.72%, of the Company’s outstanding shares of preferred stock were surrendered and converted by General Cable as part of the inducement offer. The former holders of the converted preferred stock received, in the aggregate, the following:
•	9,696,075 shares of General Cable common stock;

•	A cash premium of approximately $15.3 million ($7.88 per share); and

•	Approximately $0.3 million of accrued and unpaid dividends on the preferred stock from November 24, 2005 to December 13, 2005, the date immediately preceding the inducement offer’s settlement date of December 14, 2005.
The $16.6 million cash dividend, which includes approximately $1.0 million in costs related to the inducement offer, was recorded in the fourth quarter of 2005. As set forth in Emerging Issues Task Force (EITF) Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” when convertible preferred stock is converted pursuant to an inducement offer, the excess of the fair value of the consideration transferred in the transaction to the holders of the convertible preferred stock over the fair value of the securities issuable pursuant to the original conversion terms should be subtracted from net income to arrive at net income applicable to common shareholders in the calculation of earnings per share. As such, the inducement payment and offering costs paid by the Company in connection with the inducement offer resulted in a reduction of net income available to common shareholders.
129,916 shares, or 6.28%, of the preferred stock remain outstanding under the original terms of the preferred stock issuance, and all shares of preferred stock surrendered for conversion in the inducement offer were canceled and retired. As set forth in EITF Topic D-53, “Computation of Earnings per Share for a Period That Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock,” when a company enters into an induced conversion of only a portion of a class of the company’s outstanding preferred stock, any excess consideration should be attributed to the converted shares, and the converted shares should be considered separately from the shares that were not converted for purposes of applying the “if-converted” method from the beginning of the period. As such, for purposes of General Cable’s computation of diluted net income per common share for the year ended December 31, 2005, the portion of the Company’s convertible preferred stock that was converted was considered separately from the portion of the Company’s convertible preferred stock that was not converted. The inducement payment and offering costs paid by the Company in connection with the inducement offer were attributed to the portion of the Company’s convertible preferred stock that was converted. As a result, conversion of the portion of the Company’s convertible preferred stock that was converted into 9,696,075 weighted average common shares outstanding for the year ended December 31, 2005 was not assumed because the resulting impact on the calculation of diluted net income per common share would have been anti-dilutive. The portion of the Company’s convertible preferred stock that was not converted was also not assumed because the resulting impact on the calculation of diluted net income per common share would have been anti-dilutive.
The earnings (loss) per common share — assuming dilution computation also excludes the impact of 0.4 million, 1.6 million, and 3.6 million stock options and restricted stock units in 2005, 2004 and 2003, respectively, because their impact was anti-dilutive. This computation also excludes the impact of the assumed conversion of the Company’s preferred stock (which was issued in the fourth quarter of 2003) because its impact was anti-dilutive in 2005 and 2003.
19. Segment Information
General Cable has three reportable operating segments: energy, industrial & specialty and communications. These segments are strategic business units organized around three product categories that follow management’s internal organization structure.
The energy segment manufactures and sells wire and cable products that include low-, medium- and high-voltage power distribution and power transmission products. The industrial & specialty segment manufactures and sells wire and cable products that conduct electrical current for industrial, OEM, commercial and residential power and control applications. The communications segment manufactures and sells wire and cable products that transmit low-voltage signals for voice and data applications.
In December of 2005, management of the Company made a decision to change the classification of the Wire Harness & Assemblies (WH&A) business and the Carol® Electronics business from the Communications segment to the Industrial & Specialty segment for external reporting purposes. The reasons for this change were the following:
•	A shift in customer base occurred related to customers of the Company’s WH&A business.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
•	The Carol® Electronics line of products is now managed along with Carol® Cord Products under the supervision of the same management group.

•	The change in products presented under the Industrial & Specialty and Communications segments better align product categories in a way that follows management’s internal organization structure and more accurately represent the segments considered by the chief operating decision maker (General Cable’s CEO) in judging operating performance as of December 31, 2005.
The changes represent only reclassifications between segments and do not change the Company’s consolidated net sales, operating income, identifiable assets, capital expenditures, and depreciation expense as reported in previous quarterly and annual filings. The effects of the segment restatements on previously reported historical results are included in this footnote. All operating segment information from prior periods presented in this document has been restated to reflect the segment reclassifications. All annual 2005 segment information incorporates the new classifications discussed above.
Segment net sales represent sales to external customers. Segment operating income (loss) represents income (loss) from continuing operations before interest income, interest expense, other income (expense), other financial costs or income taxes. The operating loss included in corporate for 2005 consisted of $18.6 million related to the rationalization of certain of the Company’s communications cable manufacturing facilities, which includes a $(0.5) million gain from the sale of a previously closed manufacturing plant. The operating loss included in corporate for 2004 consisted of $7.1 million related to the rationalization of certain of the Company’s industrial cable manufacturing facilities, $1.5 million for remediation costs of a former manufacturing facility, $2.4 million related to the unwinding of the former fiber optics joint venture and $1.9 million related to the write-off of goodwill. The operating loss included in corporate for 2003 consisted of $7.6 million related to the rationalization of certain of the Company’s industrial cable manufacturing facilities and $2.7 million for severance related to headcount reductions of approximately 110 associates in the Company’s European operations. These charges were partially offset by $2.1 million of income resulting from the reversal of unutilized restructuring reserves related to the closure in prior years of North American manufacturing facilities. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company has recorded the operating items discussed above in the corporate segment rather than reflect such items in the energy, industrial & specialty or communications segments operating income because they are not considered in the operating performance evaluation of the energy, industrial & specialty or communications segments by the Company’s chief operating decision-maker, its Chief Executive Officer.
Corporate assets included cash, deferred income taxes, certain property, including property held for sale and prepaid expenses and other current and non-current assets. The property held for sale consists of real property remaining from the Company’s closure of certain manufacturing operations in the amount of $3.1 million at December 31, 2005 and $4.3 million at December 31, 2004. These properties are actively being marketed for sale. Depreciation on corporate property has been allocated to the operating segments. Depreciation expense included in the corporate column represents accelerated depreciation related to the rationalization of certain plant locations.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Summarized financial information for the Company’s operating segments for the years ended December 31 is as follows (in millions).

		Industrial &
	Energy	Specialty	Communications	Corporate	Total
Net Sales:
2005	$849.6	$989.8	$541.4	$—	$2,380.8
2004	705.7	810.5	454.5	—	1,970.7
2003	560.2	602.4	375.8	—	1,538.4
Operating Income (Loss):
2005	65.9	37.4	13.8	(18.6)	98.5
2004	39.8	27.6	2.0	(12.9)	56.5
2003	38.0	11.5	4.4	(8.2)	45.7
Identifiable Assets:
2005	473.7	580.8	301.8	166.9	1,523.2
2004	350.6	442.0	303.3	143.4	1,239.3
Capital Expenditures:
2005	19.0	16.5	7.1	—	42.6
2004	13.9	15.7	7.4	—	37.0
2003	6.6	9.1	3.4	—	19.1
Depreciation Expense:
2005	10.8	12.2	13.4	11.1	47.5
2004	5.0	9.0	15.1	2.7	31.8
2003	5.7	10.3	13.8	—	29.8
Summarized financial information for the Company’s operating segments providing the restated operating segment amounts relating to the reclassification of the WH&A business and Carol® Electronics business as mentioned on page 85 is provided below (in millions):

	Three Fiscal Months Ended
		Industrial &
	Energy	Specialty	Communications	Corporate	Total
Net Sales:
September 30, 2005	$213.3	$239.8	$147.4	$—	$600.5
October 1, 2004	169.3	193.5	126.5	—	489.3
September 30, 2003	138.2	144.0	100.3	—	382.5
Operating Income (Loss):
September 30, 2005	17.8	9.6	5.5	(15.6)	17.3
October 1, 2004	10.8	10.1	2.4	(3.6)	19.7
September 30, 2003	11.6	1.0	1.5	(0.6)	13.5

	Nine Fiscal Months Ended
		Industrial &
	Energy	Specialty	Communications	Corporate	Total
Net Sales:
September 30, 2005	$622.2	$733.1	$408.0	$—	$1,763.3
October 1, 2004	520.4	617.9	347.1	—	1,485.4
September 30, 2003	413.5	438.3	281.3	—	1,133.1
Operating Income (Loss):
September 30, 2005	45.5	29.0	14.1	(19.1)	69.5
October 1, 2004	28.2	21.8	1.4	(7.9)	43.5
September 30, 2003	29.4	9.2	3.9	(1.7)	40.8
Identifiable Assets:
September 30, 2005	365.9	471.6	311.4	133.0	1,281.9
October 1, 2004	315.7	413.3	301.7	173.5	1,204.2

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

	Three Fiscal Months Ended
		Industrial &
	Energy	Specialty	Communications	Corporate	Total
Net Sales:
July 1, 2005	$212.4	$252.1	$144.1	$—	$608.6
June 30, 2004	184.6	209.7	123.2	—	517.5
June 30, 2003	142.5	151.2	104.3	—	398.0
Operating Income (Loss):
July 1, 2005	15.4	10.2	5.9	(3.5)	28.0
June 30, 2004	9.9	8.1	0.7	(1.6)	17.1
June 30, 2003	9.2	5.5	2.3	(1.1)	15.9

	Six Fiscal Months Ended
		Industrial &
	Energy	Specialty	Communications	Corporate	Total
Net Sales:
July 1, 2005	$408.9	$493.3	$260.6	$—	$1,162.8
June 30, 2004	351.1	424.4	220.6	—	996.1
June 30, 2003	275.3	294.3	181.0	—	750.6

Operating Income (Loss):
July 1, 2005	27.7	19.4	8.6	(3.5)	52.2
June 30, 2004	17.4	11.7	(1.0)	(4.3)	23.8
June 30, 2003	17.8	8.2	2.4	(1.1)	27.3

Identifiable Assets:
July 1, 2005	361.3	475.7	313.7	142.5	1,293.2
June 30, 2004	306.5	394.6	300.0	173.0	1,174.1

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

	Three Fiscal Months Ended
		Industrial &
	Energy	Specialty	Communications	Corporate	Total
Net Sales:
April 1, 2005	$196.5	$241.2	$116.5	$—	$554.2
March 31, 2004	166.5	214.7	97.4	—	478.6
March 31, 2003	132.8	143.1	76.7	—	352.6
Operating Income (Loss):
April 1, 2005	12.3	9.2	2.7	—	24.2
March 31, 2004	7.5	3.6	(1.7)	(2.7)	6.7
March 31, 2003	8.6	2.7	0.1	—	11.4
Identifiable Assets:
April 1, 2005	359.4	464.0	310.2	135.0	1,268.6
March 31, 2004	297.0	375.3	284.4	168.7	1,125.4

	Year Ended
		Industrial &
	Energy	Specialty	Communications	Corporate	Total
Net Sales:
2004	$705.7	$810.5	$454.5	$—	$1,970.7
2003	560.2	602.4	375.8	—	1,538.4

Operating Income (Loss):
2004	39.8	27.6	2.0	(12.9)	56.5
2003	38.0	11.5	4.4	(8.2)	45.7

Identifiable Assets:
2004	350.6	442.0	303.3	143.4	1,239.3

Capital Expenditures:
2004	13.9	15.7	7.4	—	37.0
2003	6.6	9.1	3.4	—	19.1

Depreciation Expense:
2004	5.0	9.0	15.1	2.7	31.8
2003	5.7	10.3	13.8	—	29.8
The following table presents revenues by geographic group based on the country of origin of the product or services for the years ended December 31 (in millions):

	2005	2004	2003
North America	$1,573.2	$1,300.6	$1,074.2
International	807.6	670.1	464.2

Total	$2,380.8	$1,970.7	$1,538.4

The following table presents property, plant and equipment by geographic group based on the location of the asset as of December 31 (in millions):

	2005	2004
North America	$206.4	$213.4
International	160.0	142.6

Total	$366.4	$356.0

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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
At December 31, 2005 and 2004, General Cable had an accrued liability of approximately $2.3 million and $3.6 million, respectively, for various environmental-related liabilities of which General Cable is aware. American Premier Underwriters Inc., a former parent of General Cable, agreed to indemnify General Cable against all environmental-related liabilities arising out of General Cable’s or its predecessors’ ownership or operation of the Indiana Steel & Wire Company and Marathon Manufacturing Holdings, Inc. businesses (which were divested by General Cable), without limitation as to time or amount. While it is difficult to estimate future environmental-related liabilities accurately, General Cable does not currently anticipate any material adverse impact on its results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.
As part of the acquisition of the worldwide energy cable and cable systems business of BICC plc, BICC plc agreed to indemnify General Cable against environmental liabilities existing at the date of the closing of the purchase of the business. The indemnity is for an eight-year period ending in 2007 while General Cable operates the businesses subject to certain sharing of losses (with BICC plc covering 95% of losses in the first three years, 80% in years four and five and 60% in the remaining three years). The indemnity is also subject to the overall indemnity limit of $150 million, which applies to all warranty and indemnity claims in the transaction. In addition, BICC plc assumed responsibility for cleanup of certain specific conditions at several sites operated by General Cable and cleanup is mostly complete at those sites. In the sale of the European businesses to Pirelli in August 2000, the Company generally indemnified Pirelli against any environmental-related liabilities on the same basis as BICC plc indemnified the Company in the earlier acquisition. However, the indemnity the Company received from BICC plc related to the European businesses sold to Pirelli terminated upon the sale of those businesses to Pirelli. At this time, there are no claims outstanding under the general indemnity provided by BICC plc. In addition, the Company generally indemnified Pirelli against other claims relating to the prior operation of the business. Pirelli has asserted claims under this indemnification. The Company is continuing to investigate and defend against these claims and believes that the reserves currently included in the Company’s balance sheet are adequate to cover any obligation it may have.
General Cable has agreed to indemnify Raychem HTS Canada, Inc. against certain environmental liabilities arising out of the operation of the business it sold to Raychem HTS Canada, Inc. prior to its sale. The indemnity generally is for a five year period from the closing of the sale, which ends in April 2006, and is subject to an overall limit of $60 million. At this time, there are no claims outstanding under this indemnity.
General Cable has also agreed to indemnify Southwire Company against certain environmental liabilities arising out of the operation of the business it sold to Southwire prior to its sale. The indemnity is for a ten year period from the closing of the sale, which ends in the fourth quarter of 2011, and is subject to an overall limit of $20 million. At this time, there are no claims outstanding under this indemnity.
In addition, Company subsidiaries have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by the Company. At December 31, 2005, there were approximately 9,300 non-maritime claims and 33,300 maritime asbestos claims outstanding. During 2005, there were approximately 90 new non-maritime suits and 100 new maritime claims filed. Approximately 7,000 non-maritime claims, the vast majority from Mississippi, were dismissed, settled or otherwise disposed in this period. No maritime claims were dismissed during 2005. At December 31, 2005 and 2004, General Cable had accrued approximately $2.5 million and $3.0 million, respectively, for these lawsuits.
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
General Cable has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. Future minimum rental payments required under non-cancelable lease agreements at December 31, 2005 were as follows: 2006 – $9.0 million, 2007 – $5.4 million, 2008 – $4.1 million, 2009 – $2.9 million, 2010 – $3.1 million, and thereafter $4.7 million. Rental expense recorded in income from continuing operations was $12.6 million, $10.3 million and $11.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. The 2005 rental expense included charges of $0.4 million related to the rationalizations discussed in Note 10.
The Company’s principal U.S. operating subsidiary has unconditionally guaranteed the payments required to be made to the parties involved in the cross currency and interest rate swap that the Company entered into in 2005. The guarantee continues until the commitment under the swap has been paid in full, including principal plus interest, with the final amount due in November 2007. The maximum exposure under this guarantee was approximately $170.6 million as of December 31, 2005, but the net exposure position was a favorable $8.2 million. As of December 31, 2005, the amount that was recorded for this liability was not significant.
21. Related Party Transactions
In May of 2002, General Cable formed a joint venture company to manufacture and market fiber optic cables. General Cable contributed assets, primarily inventory and machinery and equipment, to a subsidiary company, which was then contributed to the joint venture in exchange for a $10.2 million note receivable, which resulted in a $5.6 million deferred gain on the transaction. Beginning in the first quarter of 2004, the Company was required to consolidate the joint venture company as a result of the adoption of FIN No. 46, as revised. In January 2004, the Company reduced its ownership percentage from 49% to 40% and as a result the deferred gain was reduced to $4.8 million. During the fourth quarter of 2004, the Company exchanged the note receivable from the joint venture partner for the partner’s ownership interest in the joint venture company. The acquired ownership interest was recorded at fair market value, which was $2.4 million less than the carrying value of the note receivable net of the deferred gain, resulting in a charge to SG&A expense in the fourth quarter of 2004. As of December 31, 2004, General Cable owned 100% of the joint venture company.
The joint venture company manufactured and sold to General Cable all of the fiber optic cable products that General Cable sold to its customers. During the years ended December 31, 2004 and 2003 and the eight month period ended December 31, 2002, General Cable purchased approximately $16.0 million, $20.2 million and $12.2 million from the joint venture company. At December 31, 2003, General Cable had a $1.0 million payable to the joint venture company for these purchases.
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
Notes to Consolidated Financial Statements — (Continued)
22. Quarterly Operating Results (Unaudited)
The interim financial information is unaudited. In the opinion of management, the interim financial information reflects all adjustments necessary for a fair presentation of quarterly financial information. Quarterly results have been influenced by seasonal factors inherent in General Cable’s businesses. The sum of the quarter’s earnings (loss) per share amounts may not add to full year earnings per share because each quarter is calculated independently. Summarized historical quarterly financial data for 2005 and 2004 are set forth below (in millions, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2005(1)
Net sales	$554.2	$608.6	$600.5	$617.5
Gross profit	67.4	71.3	59.9	72.1
Income from continuing operations	9.0	11.8	4.2	14.2
Net income	9.0	11.8	4.2	14.2
Net income (loss) applicable to common shareholders	7.5	10.3	2.7	(3.3)

Earnings (loss) per common share of continuing operations	$0.19	$0.26	$0.07	$(0.08)
Earnings (loss) per common share of continuing operations – assuming dilution	$0.18	$0.23	$0.07	$(0.08)

Earnings (loss) per common share	$0.19	$0.26	$0.07	$(0.08)
Earnings (loss) per common share – assuming dilution	$0.18	$0.23	$0.07	$(0.08)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2004(2)
Net sales	$478.6	$517.5	$489.3	$485.3
Gross profit	45.4	55.2	58.8	55.3
Income (loss) from continuing operations	(1.9)	5.2	7.4	26.8
Gain on disposal of discontinued operations	—	—	—	0.4
Net income (loss)	(1.9)	5.2	7.4	27.2
Net income (loss) applicable to common shareholders	(3.4)	3.7	5.9	25.7

Earnings (loss) per common share of continuing operations	$(0.09)	$0.09	$0.15	$0.65
Earnings (loss) per common share of continuing operations – assuming dilution	$(0.09)	$0.09	$0.15	$0.53

Earnings of discontinued operations per common share	$—	$—	$—	$0.01
Earnings of discontinued operations per common share – assuming dilution	$—	$—	$—	$0.01
Earnings (loss) per common share	$(0.09)	$0.09	$0.15	$0.66
Earnings (loss) per common share – assuming dilution	$(0.09)	$0.09	$0.15	$0.54

(1)	During the interim periods of 2005, revenue related to certain turn-key energy system projects with multiple deliverables in the Company’s Spanish operations was deferred until completion of those projects. In the fourth quarter of 2005, the Company determined that the revenues and related profits for a portion of the projects should have been recognized as energy cables were delivered to the customers. Results for the fourth quarter of 2005 included approximately $1.5 million of after-tax earnings that would have been recognized in earlier interim quarters of 2005 if the deferral had not occurred. The amount of after-tax earnings related to this issue was not material in any of the three previously reported interim periods of 2005. In addition, during 2005, charges related to the rationalization of communications cable manufacturing facilities of $3.5 million, $15.6 million and $(0.5) million, respectively, were included in the second, third and fourth quarters. A $(0.5) gain from the sale of a previously closed manufacturing plant was included in the third quarter charge.

(2)	During 2004, charges related to the rationalization of industrial cable manufacturing facilities of $2.7 million, $1.6 million, $2.0 million and $0.8 million were included in the first, second, third and fourth quarters. Additionally, the third quarter of 2004 included a $1.5 million charge for remediation costs and the fourth quarter of 2004 included a $2.4

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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
Statements of Operations
Year Ended December 31, 2005

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,573.2	$807.6	$—	$2,380.8
Intercompany	480.4	—	—	(480.4)	—

	480.4	1,573.2	807.6	(480.4)	2,380.8
Cost of sales	414.8	1,436.4	690.1	(431.2)	2,110.1

Gross profit	65.6	136.8	117.5	(49.2)	270.7
Selling, general and administrative expenses	58.6	108.4	54.4	(49.2)	172.2

Operating income	7.0	28.4	63.1	—	98.5
Other expense	—	(0.5)	—	—	(0.5)
Interest income (expense):
Interest expense	(27.8)	(50.7)	(2.0)	40.6	(39.9)
Interest income	38.4	2.1	3.0	(40.6)	2.9

	10.6	(48.6)	1.0	—	(37.0)

Income (loss) from continuing operations before income taxes	17.6	(20.7)	64.1	—	61.0
Income tax (provision) benefit	(6.2)	4.5	(20.1)	—	(21.8)

Income (loss) from continuing operations	11.4	(16.2)	44.0	—	39.2
Gain on disposal of discontinued operations (net of tax)	—	—	—	—	—

Net income (loss)	11.4	(16.2)	44.0	—	39.2
Less: preferred stock dividends	(22.0)	—	—	—	(22.0)

Net income (loss) applicable to common shareholders	$(10.6)	$(16.2)	$44.0	$—	$17.2

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Statements of Operations
Year Ended December 31, 2004

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,298.4	$672.3	$—	$1,970.7
Intercompany	399.2	—	20.4	(419.6)	—

	399.2	1,298.4	692.7	(419.6)	1,970.7
Cost of sales	343.2	1,185.3	587.7	(360.2)	1,756.0

Gross profit	56.0	113.1	105.0	(59.4)	214.7
Selling, general and administrative expenses	49.5	115.8	52.3	(59.4)	158.2

Operating income (loss)	6.5	(2.7)	52.7	—	56.5
Other expense	(0.9)	(0.3)	—	—	(1.2)
Interest income (expense):
Interest expense	(30.2)	(51.1)	(4.6)	48.2	(37.7)
Interest income	38.8	4.1	7.1	(48.2)	1.8

	8.6	(47.0)	2.5	—	(35.9)

Income (loss) from continuing operations before income taxes	14.2	(50.0)	55.2	—	19.4
Income tax (provision) benefit	(5.0)	41.5	(18.4)	—	18.1

Income (loss) from continuing operations	9.2	(8.5)	36.8	—	37.5
Gain on disposal of discontinued operations (net of tax)	—	0.4	—	—	0.4

Net income (loss)	9.2	(8.1)	36.8	—	37.9
Less: preferred stock dividends	(6.0)	—	—	—	(6.0)

Net income (loss) applicable to common shareholders	$3.2	$(8.1)	$36.8	$—	$31.9

Statements of Operations
Year Ended December 31, 2003

			Non
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,074.2	$464.2	$—	$1,538.4
Intercompany	28.8	—	—	(28.8)	—

	28.8	1,074.2	464.2	(28.8)	1,538.4
Cost of sales	—	1,011.3	382.5	(28.8)	1,365.0

Gross profit	28.8	62.9	81.7	—	173.4
Selling, general and administrative expenses	22.7	69.0	36.0	—	127.7

Operating income (loss)	6.1	(6.1)	45.7	—	45.7
Other income	1.5	—	—	—	1.5
Interest income (expense):
Interest expense	(40.2)	(71.3)	(3.0)	70.6	(43.9)
Interest income	56.3	14.4	0.7	(70.6)	0.8
Other financial costs	(5.1)	(0.9)	—	—	(6.0)

	11.0	(57.8)	(2.3)		(49.1)

Income (loss) before income taxes	18.6	(63.9)	43.4	—	(1.9)
Income tax (provision) benefit	(6.5)	18.3	(14.7)		(2.9)

Net income (loss)	12.1	(45.6)	28.7	—	(4.8)
Less: Preferred stock dividends	(0.6)	—	—		(0.6)

Net income (loss) applicable to common shareholders	$11.5	$(45.6)	$28.7	$—	$(5.4)

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Condensed Balance Sheets
December 31, 2005

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$—	$14.5	$57.7	$—	$72.2
Receivables, net of allowances	—	219.3	323.6	—	542.9
Inventories	—	209.2	154.7	—	363.9
Deferred income taxes	—	40.0	1.9	—	41.9
Prepaid expenses and other	1.2	31.9	15.5	—	48.6

Total current assets	1.2	514.9	553.4	—	1,069.5

Property, plant and equipment, net	0.2	206.2	160.0	—	366.4
Deferred income taxes	—	49.6	2.9	—	52.5
Intercompany accounts	616.1	109.4	98.7	(824.2)	—
Investment in subsidiaries	33.7	190.3	—	(224.0)	—
Other non-current assets	10.6	23.3	0.9	—	34.8

Total assets	$661.8	$1,093.7	$815.9	$(1,048.2)	$1,523.2

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$168.6	$303.7	$—	$472.3
Accrued liabilities	3.3	95.7	113.2	—	212.2
Current portion of long-term debt	—	1.0	5.4	—	6.4

Total current liabilities	3.3	265.3	422.3	—	690.9

Long-term debt	285.0	128.3	31.9	—	445.2
Deferred income taxes	1.1	2.4	9.9	—	13.4
Intercompany accounts	34.5	698.1	91.6	(824.2)	—
Other liabilities	12.3	54.3	13.8	—	80.4

Total liabilities	336.2	1,148.4	569.5	(824.2)	1,229.9

Total shareholders’ equity (deficit)	325.6	(54.7)	246.4	(224.0)	293.3

Total liability and shareholders’ equity	$661.8	$1,093.7	$815.9	$(1,048.2)	$1,523.2

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Condensed Balance Sheets
December 31, 2004

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$0.1	$7.3	$29.0	$—	$36.4
Receivables, net of allowances	—	166.5	202.9	—	369.4
Inventories	—	205.6	109.9	—	315.5
Deferred income taxes	—	22.3	0.7	—	23.0
Prepaid expenses and other	1.2	30.4	7.2	—	38.8

Total current assets	1.3	432.1	349.7	—	783.1

Property, plant and equipment, net	0.2	210.1	145.7	—	356.0
Deferred income taxes	—	63.1	2.6	—	65.7
Intercompany accounts	658.2	100.7	189.9	(948.8)	—
Investment in subsidiaries	33.7	248.1	—	(281.8)	—
Other non-current assets	5.9	28.5	0.1	—	34.5

Total assets	$699.3	$1,082.6	$688.0	$(1,230.6)	$1,239.3

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$126.7	$227.5	$—	$354.2
Accrued liabilities	8.9	68.4	52.5	—	129.8
Current portion of long-term debt	—	—	1.1	—	1.1

Total current liabilities	8.9	195.1	281.1	—	485.1

Long-term debt	285.0	87.6	1.2	—	373.8
Deferred income taxes	—	3.7	11.6	—	15.3
Intercompany accounts	37.7	806.5	104.6	(948.8)	—
Other liabilities	32.9	27.7	3.1	—	63.7

Total liabilities	364.5	1,120.6	401.6	(948.8)	937.9

Total shareholders’ equity (deficit)	334.8	(38.0)	286.4	(281.8)	301.4

Total liability and shareholders’ equity	$699.3	$1,082.6	$688.0	$(1,230.6)	$1,239.3

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Statements of Cash Flows
Year Ended December 31, 2005

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows of operating activities:
Net income (loss)	$11.4	$(16.2)	$44.0	$—	$39.2
Adjustment to reconcile net income (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization	—	41.5	9.5	—	51.0
Foreign currency exchange loss	—	0.5	—	—	0.5
Loss on joint venture wind-down	—	—	—	—	—
Deferred income taxes	1.1	(1.6)	(3.4)	—	(3.9)
Settlement of tax items	—	—	—	—	—
Loss on disposal of property and businesses	—	1.9	0.2	—	2.1
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Increase in receivables	—	(50.9)	(32.2)	—	(83.1)
(Increase) decrease in inventories	—	1.9	(8.5)	—	(6.6)
(Increase) decrease in other assets	(4.7)	12.5	(0.6)	—	7.2
Increase (decrease) in accounts payable, accrued and other liabilities	(26.2)	74.2	66.6	—	114.6

Net cash flows of operating activities	(18.4)	63.8	75.6	—	121.0

Cash flows of investing activities:
Capital expenditures	—	(25.0)	(17.6)	—	(42.6)
Acquisitions, net of cash acquired	—	(9.8)	(82.8)	—	(92.6)
Proceeds from properties sold	—	2.4	0.6	—	3.0
Other, net	—	1.7	—	—	1.7

Net cash flows of investing activities	—	(30.7)	(99.8)	—	(130.5)

Cash flows of financing activities:
Dividends paid	(22.0)	—	—	—	(22.0)
Repayment of loans from shareholders	—	—	—	—	—
Intercompany accounts	37.7	(62.6)	24.9	—	—
Net change in revolving credit borrowings	—	36.5	—	—	36.5
Net change in other debt	—	—	35.4	—	35.4
Proceeds from exercise of stock options	2.6	—	—	—	2.6

Net cash flows of financing activities	18.3	(26.1)	60.3	—	52.5

Effect of exchange rate changes on cash	—	0.2	(7.4)	—	(7.2)

Increase (decrease) in cash	(0.1)	7.2	28.7	—	35.8
Cash – beginning of period	0.1	7.3	29.0	—	36.4

Cash – end of period	$—	$14.5	$57.7	$—	$72.2

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Statements of Cash Flows
Year Ended December 31, 2004

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows of operating activities:
Net income (loss)	$9.2	$(8.1)	$36.8	$—	$37.9
Adjustment to reconcile net income (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization	0.3	31.7	3.4	—	35.4
Foreign currency exchange loss	0.9	0.3	—	—	1.2
Loss on joint venture wind-down	—	4.2	—	—	4.2
Deferred income taxes	(5.0)	(1.5)	7.1	—	0.6
Settlement of tax items	—	(23.3)	—	—	(23.3)
(Gain) loss on disposal of property and businesses	—	(0.6)	0.1	—	(0.5)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Increase in receivables	—	(17.3)	(64.9)	—	(82.2)
Increase in inventories	—	(35.7)	(9.6)	—	(45.3)
(Increase) decrease in other assets	1.1	(1.1)	(12.8)	—	(12.8)
Increase in accounts payable, accrued and other liabilities	0.8	11.1	85.4	—	97.3

Net cash flows of operating activities	7.3	(40.3)	45.5	—	12.5

Cash flows of investing activities:
Capital expenditures	—	(17.4)	(19.6)	—	(37.0)
Proceeds from properties sold	—	2.5	0.1	—	2.6
Other, net	—	(7.9)	6.0	—	(1.9)

Net cash flows of investing activities	—	(22.8)	(13.5)	—	(36.3)

Cash flows of financing activities:
Dividends paid	(6.0)	—	—	—	(6.0)
Repayment of loans from shareholders	0.4	—	—	—	0.4
Intercompany accounts	(2.7)	30.9	(28.2)	—	—
Net change in revolving credit borrowings	—	35.6	—	—	35.6
Net change in other debt	—	(0.1)	(2.2)	—	(2.3)
Proceeds from exercise of stock options	1.1	—	—	—	1.1

Net cash flows of financing activities	(7.2)	66.4	(30.4)	—	28.8

Effect of exchange rate changes on cash	—	0.3	6.0	—	6.3

Increase in cash	0.1	3.6	7.6	—	11.3
Cash – beginning of period	—	3.7	21.4	—	25.1

Cash – end of period	$0.1	$7.3	$29.0	$—	$36.4

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

Schedule II
GENERAL CABLE CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
(in millions)

	For the Year
	Ended December 31,
	2005	2004	2003
Accounts Receivable Allowances:
Beginning balance	$16.0	$15.6	$11.6
Impact of foreign currency exchange rate change	(1.2)	1.0	1.3
Provision	0.4	3.3	4.8
Write-offs(1)	(6.6)	(3.9)	(2.1)

Ending balance	$8.6	$16.0	$15.6

Deferred Tax Valuation Allowance:
Beginning balance	$17.5	$19.0	$19.2
Additions charged to expense	2.5	—	1.5
Reductions from utilization and reassessments	(1.5)	(1.5)	(1.7)

Ending balance	$18.5	$17.5	$19.0

(1) During 2005, the Company’s European operations wrote-off approximately $5.2 million of accounts receivable that had been fully provided for in prior years.