Form 10-Q
period 2006-03-31
GENERAL CABLE CORP /DE/
filed 2006-05-10
CIK 886035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number: 1-12983
GENERAL CABLE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	06-1398235
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4 Tesseneer Drive	41076-9753
Highland Heights, KY	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (859) 572-8000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding at May 1, 2006
Common Stock, $0.01 per value	50,544,232

GENERAL CABLE CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

	Three Fiscal Months Ended
	March 31,	April 1,
	2006	2005
Net sales	$804.3	$554.2

Cost of sales	706.7	486.8

Gross profit	97.6	67.4

Selling, general and administrative expenses	55.4	43.2

Operating income	42.2	24.2

Other income (expense)	0.8	(0.1)

Interest income (expense):
Interest expense	(10.1)	(10.3)
Interest income	0.5	0.4

	(9.6)	(9.9)

Income before income taxes	33.4	14.2
Income tax provision	(12.0)	(5.2)

Net income	21.4	9.0

Less: preferred stock dividends	(0.1)	(1.5)

Net income applicable to common shareholders	$21.3	$7.5

Earnings per share

Earnings per common share	$0.43	$0.19

Weighted average common shares	50.0	39.2

Earnings per common share-assuming dilution	$0.41	$0.18

Weighted average common shares-assuming dilution	51.6	50.7

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share data)

	March 31,	December 31,
	2006	2005
	(unaudited)
Assets
Current Assets:
Cash	$63.0	$72.2
Receivables, net of allowances of $10.8 million at March 31, 2006 and $8.6 million at December 31, 2005	633.6	542.9
Inventories	389.0	363.9
Deferred income taxes	41.9	41.9
Prepaid expenses and other	46.6	48.6

Total current assets	1,174.1	1,069.5

Property, plant and equipment, net	367.9	366.4
Deferred income taxes	52.5	52.5
Other non-current assets	35.5	34.8

Total assets	$1,630.0	$1,523.2

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$538.1	$472.3
Accrued liabilities	189.3	212.2
Current portion of long-term debt	7.1	6.4

Total current liabilities	734.5	690.9

Long-term debt	465.2	445.2
Deferred income taxes	12.9	13.4
Other liabilities	88.7	80.4

Total liabilities	1,301.3	1,229.9

Shareholders’ Equity:
Redeemable convertible preferred stock, at redemption value (liquidation preference of $50.00 per share): March 31, 2006 – 101,949 outstanding shares December 31, 2005 – 129,916 outstanding shares	5.1	6.5
Common stock, $0.01 par value, issued and outstanding shares: March 31, 2006 – 50,425,943 (net of 4,991,105 treasury shares) December 31, 2005 – 49,520,209 (net of 4,968,755 treasury shares)	0.5	0.5
Additional paid-in capital	253.2	246.3
Treasury stock	(52.7)	(52.2)
Retained earnings	125.1	103.8
Accumulated other comprehensive loss	(2.5)	(6.8)
Other shareholders’ equity	—	(4.8)

Total shareholders’ equity	328.7	293.3

Total liabilities and shareholders’ equity	$1,630.0	$1,523.2

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in millions, unaudited)

	Three Fiscal Months Ended
	March 31,	April 1,
	2006	2005
Cash flows of operating activities:
Net income	$21.4	$9.0
Adjustments to reconcile net income to net cash flows of operating activities:
Depreciation and amortization	12.5	9.0
Foreign currency exchange (gain) loss	(0.8)	0.1
Deferred income taxes	2.7	(1.1)
Loss on disposal of property	0.7	0.3
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Increase in receivables	(86.4)	(30.3)
Increase in inventories	(15.7)	(24.3)
Decrease in other assets	3.2	13.1
Increase in accounts payable, accrued and other liabilities	32.2	19.1

Net cash flows of operating activities	(30.2)	(5.1)

Cash flows of investing activities:
Capital expenditures	(8.0)	(7.2)
Proceeds from properties sold	0.4	—
Acquisitions, net of cash acquired	—	(7.5)
Other, net	(0.8)	(0.3)

Net cash flows of investing activities	(8.4)	(15.0)

Cash flows of financing activities:
Preferred stock dividends paid	(0.1)	(1.5)
Excess tax benefits from stock-based compensation	3.3	—
Net change in revolving credit borrowings	19.2	20.1
Proceeds of other debt	0.6	1.0
Proceeds from exercise of stock options	6.1	0.2

Net cash flows of financing activities	29.1	19.8

Effect of exchange rate changes on cash	0.3	(1.6)

Decrease in cash	(9.2)	(1.9)
Cash – beginning of period	72.2	36.4

Cash – end of period	$63.0	$34.5

Supplemental Information
Cash paid during the period for:
Income tax payments, net of refunds	$5.8	$(2.8)

Interest paid	$3.1	$2.4

Non-cash investing and financing activities:
Issuance of nonvested shares	$5.3	$1.5

Entrance into capital leases	$0.1	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(dollars in millions, share amounts in thousands)
(unaudited)

								Accumulated
					Add’l			Other	Other
	Preferred Stock		Common Stock		Paid in	Treasury	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Income/ (Loss)	Equity	Total
Balance, December 31, 2004	2,070	$103.5	39,336	$0.4	$144.1	$(51.0)	$86.4	$22.4	$(4.4)	$301.4

Comprehensive income:
Net income							9.0			9.0
Foreign currency translation adjustment								(8.4)		(8.4)
Unrealized investment loss								(0.4)		(0.4)
Gain on change in fair value of financial instruments, net of $0.4 tax expense								0.6		0.6

Comprehensive income										0.8
Preferred stock dividend							(1.5)			(1.5)
Issuance of nonvested shares			129		1.5				(1.5)	—
Exercise of stock options			23		0.2					0.2
Amortization of nonvested shares									0.2	0.2
Other	—	—	10	—	0.2	—	0.5	—	(0.1)	0.6

Balance, April 1, 2005	2,070	$103.5	39,498	$0.4	$146.0	$(51.0)	$94.4	$14.2	$(5.8)	$301.7

Balance, December 31, 2005	130	$6.5	49,520	$0.5	$246.3	$(52.2)	$103.8	$(6.8)	$(4.8)	$293.3

Comprehensive income:
Net income							21.4			21.4
Foreign currency translation adjustment								(0.2)		(0.2)
Unrealized investment gain								1.6		1.6
Gain on change in fair value of financial instruments, net of $1.7 tax expense								2.9		2.9

Comprehensive income										25.7
Preferred stock dividend							(0.1)			(0.1)
Reclass of unearned stock compensation					(4.8)				4.8	—
Issuance of nonvested shares			213							—
Stock option expense					0.2					0.2
Exercise of stock options			564		6.1					6.1
Treasury shares related to nonvested stock vesting			(22)			(0.5)				(0.5)
Amortization of nonvested shares					0.6					0.6
Excess tax benefits from stock-based compensation					3.3					3.3
Conversion of preferred stock	(28)	(1.4)	140		1.4					—
Other			11		0.1					0.1

Balance, March 31, 2006	102	$5.1	50,426	$0.5	$253.2	$(52.7)	$125.1	$(2.5)	$—	$328.7

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
1. General
General Cable Corporation and Subsidiaries (General Cable) is a leading global developer and manufacturer in the wire and cable industry. The Company sells copper, aluminum and fiber optic wire and cable products worldwide. The Company’s operations are divided into three main segments: energy, industrial & specialty and communications. As of March 31, 2006, General Cable operated 28 manufacturing facilities in eleven countries and two regional distribution centers in North America in addition to the corporate headquarters in Highland Heights, Kentucky.
2. Summary of Accounting Policies
Principles of Consolidation
The condensed consolidated financial statements include the accounts of General Cable Corporation and its wholly-owned subsidiaries. Investments in 50% or less owned joint ventures in which the Company has the ability to exercise significant influence are accounted for under the equity method of accounting. The Company adopted FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” which resulted in the consolidation of its fiber optic joint venture in the first quarter of 2004. In the fourth quarter of 2004, the Company unwound the joint venture and as of December 31, 2004, owned 100% of the business and in 2005 merged the entity into its principal U.S. operating subsidiary. All intercompany transactions and balances among the consolidated companies have been eliminated.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of General Cable Corporation and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three fiscal months ended March 31, 2006, are not necessarily indicative of results that may be expected for the full year. The December 31, 2005, consolidated balance sheet amounts are derived from the audited financial statements but do not include all disclosures herein required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2006. The Company’s fiscal year end is December 31. The Company’s fiscal quarters consist of a 13-week period ending on the Friday nearest to the end of the calendar months of March, June and September.
Use of Estimates
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on historical experience and information that is available to management about current events and actions the Company may take in the future. Significant items subject to estimates and assumptions include valuation allowances for sales incentives, accounts receivable, inventory and deferred income taxes; legal, environmental, asbestos and customer reel deposit liabilities; assets and obligations related to pension and other post-retirement benefits; business combination accounting and related purchase accounting valuations; and self insured workers compensation and health insurance reserves. There can be no assurance that actual results will not differ from these estimates.
Revenue Recognition
The majority of the Company’s revenue is recognized when goods are shipped to the customer, title and risk of loss are transferred, pricing is fixed or determinable and collectibility is reasonably assured. Most revenue transactions represent sales of inventory. A provision for payment discounts, product returns and customer rebates is estimated based upon historical experience and other relevant factors and is recorded within the same period that the revenue is recognized. The Company also has revenue arrangements with multiple deliverables where the multiple deliverables are divided into separate units of accounting when the delivered items have value on a standalone basis, there is objective and reliable evidence of undelivered items and the general right of return is substantially in the control of the Company. Revenue arrangements of this type are

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
generally contracts where the Company is hired to both produce and install a certain product. Revenue is recognized for the product upon title transfer to the customer but revenue recognition on installation is deferred until installation is complete.
Stock-Based Compensation
General Cable has various plans which provide for granting options and common stock to certain employees and independent directors of the Company and its subsidiaries. Prior to the first quarter of 2006, the Company accounted for compensation expense related to such transactions using the “intrinsic value” based method under the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and its related interpretations and therefore recognized no compensation cost for stock options. On January 1, 2006, the Company adopted SFAS 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”) under the modified prospective transition method, and therefore, prior periods have not been retrospectively adjusted to include prior period compensation expense. The Company has applied SFAS 123(R) to new awards and to awards modified, repurchased or cancelled after January 1, 2006. Additionally, compensation cost for the portion of the awards for which the requisite service had not been rendered, that were outstanding as of January 1, 2006, is being recognized as the requisite service is rendered on or after January 1, 2006 (generally over the remaining vesting period). The compensation cost for that portion of awards has been based on the grant-date fair value of those awards as calculated previously for pro forma disclosures. General Cable’s equity compensation plans are described more fully in Note 11.
The following table illustrates the pro forma effect on net income and earnings per share for the three fiscal month period ended April 1, 2005 if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in millions, except per share data).

Three Fiscal
Months Ended
April 1, 2005
Net income as reported	$9.0
Less: preferred stock dividends	(1.5)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.2)

Pro forma net income for basic EPS computation	$7.3

Net income as reported	$9.0
Less: preferred stock dividends, if applicable	n/a
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.2)

Pro forma net income for diluted EPS computation	$8.8

Earnings per share:
Basic — as reported	$0.19
Basic — pro forma	$0.19

Diluted — as reported	$0.18
Diluted — pro forma	$0.17

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
In determining the pro forma amounts above for the first three fiscal months of 2005 and the compensation cost related to options for the first three fiscal months of 2006, the fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	March 31,	April 1,
	2006	2005
Risk-free interest rate (a)	4.7%	4.4%
Expected dividend yield (b)	N/A	N/A
Expected option life (c)	4.6 years	6.5 years
Expected stock price volatility (d)	62.6%	32.1%
Weighted average fair value of options granted	$12.73	$4.52

(a)	Risk-free interest rate – This is the U.S. Treasury rate at the end of the quarter in which the option was granted having a term approximately equal to the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.

(b)	Expected dividend yield – The Company has not made any dividend payments on common stock nor does it have plans to pay dividends on common stock in the foreseeable future. Any dividends paid in the future will decrease compensation expense.

(c)	Expected option life – This is the period of time over which the options granted are expected to remain outstanding and is based on historical experience. Options granted have a maximum term of ten years. An increase in expected life will increase compensation expense.

(d)	Expected stock price volatility – This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. The Company uses actual historical changes in the market value of the Company’s stock to calculate the volatility assumption as it is management’s belief that this is the best indicator of future volatility. An increase in the expected volatility will increase compensation expense.
Earnings Per Share
Earnings per common share is computed based on the weighted average number of common shares outstanding. Earnings per common share-assuming dilution is computed based on the weighted average number of common shares outstanding and the dilutive effect of stock options outstanding and the assumed conversion of the Company’s preferred stock, if applicable. See further discussion in Note 12.
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
Business Combination Accounting
Acquisitions entered into by the Company are accounted for using the purchase method of accounting. The purchase method requires management to make significant estimates. Management must determine the cost of the acquired entity based on the fair value of the consideration paid or the fair value of the net assets acquired, whichever is more clearly evident. This cost is then allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. In addition, management, with the assistance of valuation professionals, must identify and estimate the fair values of intangible assets that should be recognized as assets apart from goodwill. Management utilizes third-party appraisals to assist in estimating the fair value of tangible property, plant and equipment and intangible assets acquired.
Inventories
General Cable values all its North American inventories and all of its non-North American metal inventories using the last-in first-out (LIFO) method and all remaining inventories using the first-in first-out (FIFO) method. Inventories are stated at the lower of cost or market value. The Company determines whether a lower of cost or market provision is required on a quarterly

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
basis by computing whether inventory on hand, on a LIFO basis, can be sold at a profit based upon current selling prices less variable selling costs. No provision was required in the first three fiscal months of 2006 or 2005. In the event that a provision is required in some future period, the Company will determine the amount of the provision by writing down the value of the inventory to the level where its sales, using current selling prices less variable selling costs, will result in a profit.
The Company has consignment inventory at certain of its customer locations for purchase and use by the customer or other parties. General Cable retains title to the inventory and records no sale until it is ultimately sold either to the customer storing the inventory or to another party. In general, the value and quantity of the consignment inventory is verified by General Cable through either cycle counting or annual physical inventory counting procedures. At March 31, 2006, the Company had approximately $29.3 million of consignment inventory at locations not operated by the Company with approximately 83% of the consignment inventory being located throughout the United States and Canada.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Costs assigned to property, plant and equipment relating to acquisitions are based on estimated fair values at that date. Depreciation is provided using the straight-line method over the estimated useful lives of the assets: new buildings, from 15 to 50 years; and machinery, equipment and office furnishings, from 2 to 15 years. Leasehold improvements are depreciated over the life of the lease unless acquired in a business combination, in which case the leasehold improvements are amortized over the shorter of the useful life of the assets or a term that includes the reasonably assured life of the lease. Depreciation expense for the three fiscal months ended March 31, 2006 and April 1, 2005 was $11.4 million and $8.3 million, respectively.
On December 27, 2005, General Cable entered into a capital lease for certain pieces of equipment being used at the Company’s Indianapolis polymer plant. The capital lease agreement provides that the lease payments for the machinery and equipment will be approximately $0.6 million semi-annually, or approximately $1.2 million on an annual basis. The lease expires in December of 2010, and General Cable has the option to purchase the machinery and equipment for fair value at the end of the lease term. The present value of the minimum lease payments on the capital lease at inception was approximately $5.0 million and was reflected in fixed assets and in short-term ($0.9 million) and long-term ($4.1 million) lease obligations in the Company’s December 31, 2005 balance sheet.
Capital leases included within property, plant and equipment on the balance sheet were $5.8 million at March 31, 2006 and $5.7 million at December 31, 2005. Accumulated depreciation on capital leases was $0.8 million at March 31, 2006 and $0.5 million at December 31, 2005.
The Company periodically evaluates the recoverability of the carrying amount of long-lived assets (including property, plant and equipment and intangible assets with determinable lives) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates events or changes in circumstances based mostly on actual historical operating results, but business plans, forecasts, general and industry trends, and anticipated cash flows are also considered. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings. The Company also continually evaluates the estimated useful lives of all long-lived assets and, when warranted, revises such estimates based on current events. No material impairment charges occurred during the three fiscal months ended March 31, 2006 and April 1, 2005.
Goodwill and Other Intangible Assets
Goodwill and intangible assets with indefinite useful lives are not amortized, but are reviewed at least annually for impairment. If the carrying amount of goodwill or an intangible asset with an indefinite life exceeds its fair value, an impairment loss is recognized in the amount equal to the excess. There was no goodwill on the Company’s balance sheet as of March 31, 2006 or December 31, 2005, and no impairment of intangible assets with indefinite lives was identified during the three fiscal months ended March 31, 2006 and April 1, 2005. The Company has various trademarks and intangible pension assets, included in other non-current assets, totaling $5.6 million at March 31, 2006 and $4.0 million at December 31, 2005, that are not amortized.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Separate intangible assets that are not deemed to have an indefinite life are amortized over their useful lives. Amortizable intangible assets, included in other non-current assets, at March 31, 2006 and December 31, 2005 consist of the following (in millions):

	March 31, 2006			December 31, 2005
			Accumulated			Accumulated
	Life	Cost	Amortization	Life	Cost	Amortization

Patents	12	$1.8	$ *	—	$—	$—
Customer Lists	10	0.4	0.1	10	0.4	*

Total		$2.2	$0.1		$0.4	$ *

*	Not significant during this period
The total intangible amortization expense for three fiscal months ended March 31, 2006 was not significant and also was not significant for the three fiscal months ended April 1, 2005.
The estimated amortization expense, assuming no residual value and using the straight-line method, for the next five years beginning January 1, 2006 through December 31, 2010 is as follows (in millions):

2006	$0.2
2007	$0.2
2008	$0.2
2009	$0.2
2010	$0.2
Fair Value of Financial Instruments
Financial instruments are defined as cash or contracts relating to the receipt, delivery or exchange of financial instruments. Except as otherwise noted, fair value approximates the carrying value of such instruments.
Forward Pricing Agreements for Purchases of Copper and Aluminum
In the normal course of business, General Cable enters into forward pricing agreements for purchases of copper and aluminum to match certain sales transactions. At March 31, 2006 and December 31, 2005, General Cable had $141.3 million and $106.2 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. The fair market value of the forward pricing agreements was $158.3 million and $117.6 million at March 31, 2006 and December 31, 2005, respectively. General Cable expects to recover the cost of copper and aluminum under these agreements as a result of firm sales price commitments with customers.
Pension Plans
The Company and certain of its subsidiaries have defined benefit pension plans covering certain of its domestic regular full-time employees and, to a lesser extent, international employees. Pension benefits are based on formulas that reflect the employees’ years of service and compensation during the employment period and participation in the plans. The pension expense recognized by the Company is determined using various assumptions, including the expected long-term rate of return on plan assets, the discount rate used to determine the present value of future pension benefits and the rate of compensation increases. See Note 9 in the Notes to Condensed Consolidated Financial Statements for further information.
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
Concentration of Labor Subject to Collective Bargaining Agreements
At March 31, 2006, approximately 7,300 persons were employed by General Cable, and collective bargaining agreements covered approximately 4,450 employees, or 61% of total employees, at various locations around the world. During the five calendar years ended December 31, 2005, the Company experienced two strikes in North America and one strike in Asia Pacific all of which were settled on satisfactory terms. There were no other major strikes at any of the Company’s facilities

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
during the five years ended December 31, 2005, and there have been no strikes during the three fiscal months ended March 31, 2006. The only strike that occurred in 2005 was at the Company’s Lincoln, Rhode Island manufacturing facility, and it lasted approximately two weeks. In the United States and Canada, union contracts will expire at one facility in 2006 (consisting of two separate contracts) and two facilities in 2007, representing approximately 2% and 3%, respectively, of total employees as of March 31, 2006. The first of the two contracts expiring at the Company’s U.S. facility in 2006 was successfully negotiated and ratified on March 5, 2006. In Europe, Mexico and Asia Pacific, labor agreements are generally negotiated on an annual or bi-annual basis. The Company believes that its relationships with its employees are good.
Concentration of Credit Risk
General Cable sells a broad range of products throughout primarily the United States, Canada, Europe and the Asia Pacific region. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers, including members of buying groups, composing General Cable’s customer base. General Cable customers generally receive a 30 to 60 day payment period on purchases from the Company. Certain automotive aftermarket customers of the Company receive payment terms ranging from 60 days to 180 days, which is common in this particular market. Ongoing credit evaluations of customers’ financial condition are performed, and generally, no collateral is required. General Cable maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s estimates. Certain subsidiaries also maintain credit insurance for certain customer balances. Bad debt expense associated with uncollectible accounts for the three fiscal months ended March 31, 2006 and April 1, 2005 was $0.1 million and $1.4 million, respectively.
Income Taxes
The Company and certain of its wholly-owned subsidiaries file a consolidated U.S. federal income tax return. Other subsidiaries of the Company file tax returns in their local jurisdictions.
The Company provides for income taxes on all transactions that have been recognized in the Consolidated Financial Statements in accordance with SFAS No. 109. Accordingly, the impact of changes in income tax laws on deferred tax assets and deferred tax liabilities are recognized in net earnings in the period during which such changes are enacted.
Deferred Income Tax Valuation Allowance
General Cable records a valuation allowance to reduce deferred tax assets to the amount that it believes is more likely than not to be realized. The valuation of the deferred tax asset is dependent on, among other things, the ability of the Company to generate a sufficient level of future taxable income. In estimating future taxable income, the Company has considered both positive and negative evidence, such as historical and forecasted results of operations, including the losses realized earlier in the decade, and has considered the implementation of prudent and feasible tax planning strategies. At March 31, 2006, the Company had recorded a net deferred tax asset of $79.1 million ($39.4 million current and $39.7 million long term). Approximately $7.5 million of this deferred tax asset must be utilized prior to its expiration in the period 2007-2009. The remainder of the asset may be used for at least 15 years. This finite life has also been considered by the Company in the valuation of the asset. The Company has and will continue to review on a quarterly basis its assumptions and tax planning strategies and, if the amount of the estimated realizable net deferred tax asset is less than the amount currently on the balance sheet, the Company would reduce its deferred tax asset, recognizing a non-cash charge against reported earnings.
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
Foreign currency and commodity contracts are used to hedge future sales and purchase commitments. Interest rate swaps are used to achieve a targeted mix of floating rate and fixed rate debt. Unrealized gains and losses on these derivative financial instruments are recorded in other comprehensive income (loss) until the underlying transaction occurs and is recorded in the income statement at which point such amounts included in other comprehensive income (loss) are recognized in earnings which generally will occur over periods less than one year.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
In October 2005, the Company entered into a U.S. dollar to Euro cross currency and interest rate swap agreement that qualifies as a net investment hedge of the Company’s net investment in its European operations in order to hedge the effects of the changes in spot exchange rates on the value of the net investment. The swap is marked-to-market quarterly using the “spot method” to measure the amount of hedge ineffectiveness. Changes in the fair value of the swap as they relate to spot exchange rates are recorded as other comprehensive income (loss) whereas changes in the fair value of the swap as they relate to the interest rate differential and the change in interest rate differential since the last marked-to-market date are recognized currently in earnings for the period.
Shipping and Handling Costs
All shipping and handling amounts billed to a customer in a sale transaction are classified as revenue. Shipping and handling costs associated with storage and handling of finished goods and storage and handling of shipments to customers are included in cost of sales and totaled $27.5 million and $20.3 million, respectively, for the three fiscal months ended March 31, 2006 and April 1, 2005.
Advertising Expense
Advertising expense consists of expenses relating to promoting the Company’s products, including trade shows, catalogs, and e-commerce promotions, and is charged to expense when incurred. Advertising expense was $1.5 million and $1.5 million for the three fiscal months ended March 31, 2006 and April 1, 2005, respectively.
New Standards
In February 2006, SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140,” was issued. This statement provides companies with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133 by allowing companies to make an irrevocable election to measure a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. The election may be made on an instrument-by-instrument basis and can be made only when a hybrid financial instrument is initially recognized or undergoes a remeasurement event. SFAS No. 155 also requires that interests in securitized financial assets be evaluated to identify whether they are freestanding derivatives or hybrid financial instruments containing an embedded derivative that requires bifurcation. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The Company is currently evaluating the impact of adopting SFAS No. 155 on its consolidated financial position, results of operations and cash flows.
In March 2006, SFAS No. 156, “Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140,” was issued. SFAS No. 156 requires recognition of a servicing asset or liability at fair value each time an obligation is undertaken to service a financial asset by entering into a servicing contract. SFAS No. 156 also provides guidance on subsequent measurement methods for each class of servicing assets and liabilities and specifies financial statement presentation and disclosure requirements. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. The Company is currently evaluating the impact of adopting SFAS No. 156 on its consolidated financial position, results of operations and cash flows.
In July 2005, the FASB issued an exposure draft, “Accounting for Uncertain Tax Positions: an Interpretation of FASB Statement 109.” This proposed Interpretation clarifies accounting for uncertain tax positions in accordance with SFAS No. 109. Specifically, the Interpretation requires recognition of a Company’s best estimate of the impact of a tax position only if that position is probable of being sustained by an audit based only on the technical merits of the position. Tax positions failing the probable recognition threshold would result in adjustments in recorded deferred tax assets or liabilities and changes in income tax payables or receivables. This Interpretation, as originally drafted, would become effective for the first fiscal year ending after December 15, 2005. However, the FASB currently does not expect to issue a final Interpretation until the second quarter of 2006 with the planned effective date being the first quarter of 2007. The Company is currently evaluating the impact of adopting this proposed Interpretation on its consolidated financial position, results of operations and cash flows.
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
In March 2006, the FASB issued an exposure draft, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106, and 132(R).” This proposed statement requires an employer that sponsors one or more defined benefit pension or other postretirement plans to recognize an asset or liability for the over-funded or under-funded status of its defined benefit postretirement plans. Employers would be required to record all unrecognized prior service costs and unrecognized actuarial gains and losses in accumulated other comprehensive income (loss), and these amounts would then be reclassified into earnings as components of net periodic benefit cost/income pursuant to the current recognition and amortization provisions of SFAS No. 87 and SFAS No. 106. The proposed statement also requires an employer to measure plan assets and benefit obligations as of the date of the employer’s statement of financial position. This statement, if approved, would become effective for fiscal years ending after December 15, 2006 except for the requirement to measure plan assets and benefit obligations as of the statement of financial position date, which would become effective for fiscal years beginning after December 15, 2007.
3. Acquisitions and Divestitures
In the first quarter of 2005, the Company acquired certain assets of Draka Comteq’s business in North America for a purchase price of $7.5 million in cash, subject to post-closing adjustments. The Company incurred $0.1 million of costs and expenses associated with the acquisition. The assets acquired are located in Franklin, Massachusetts and manufacture specialty electronics and datacom products. The assets acquired included machinery and equipment, inventory, prepaid assets and intangible assets, net of the assumption of trade payables. The purchase price has been allocated based on the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition. During the second quarter of 2005, the final purchase price was agreed with Draka resulting in a cash payment of approximately $0.2 million to the Company. The pro forma effects of the acquisition were not material.
On December 22, 2005, the Company completed its purchase of the shares of the wire and cable manufacturing business of SAFRAN SA, a diverse, global high technology company. The acquired business is known under the name Silec Cable, S.A.S. (“Silec”). Silec® is based in Montereau, France and employs approximately 1,000 associates with nearly one million square feet of manufacturing space in that location. In 2005, prior to the acquisition date, Silec® reported global sales of approximately $282.7 million of which about 52% were linked to energy infrastructure. In the high-voltage and extra high-voltage market, Silec® is a recognized leader around the world providing the critical link to bring power from the grid into major urban areas. The consideration paid for the acquisition was approximately $82.8 million including fees and expenses at closing which represented 85% of the total estimated purchase price, subject to adjustment under the terms of the definitive share purchase agreement. A preliminary purchase price allocation based on the estimated fair values, or other measurements as applicable, of the assets acquired and the liabilities assumed at the date of acquisition has been reflected in the Consolidated Balance Sheet as of December 31, 2005 and the Condensed Consolidated Balance Sheet as of March 31, 2006. This allocation is preliminary, and up to this point, approximately $3.4 million has been allocated to intangible assets and no in-process research and development costs have been identified to be written off, although these allocations could change as further valuations are completed. Pro forma results of the Silec® acquisition are not material.
On December 30, 2005, the Company completed the acquisition of the Mexican ignition wire set business of Beru AG, a worldwide leading manufacturer of diesel cold start systems. The acquired business is known under the name Beru S.A. de C.V. (Beru S.A.). Beru S.A. is based in Cuernavaca, Mexico and employs approximately 100 associates with one hundred thousand square feet of manufacturing space. Beru S.A. operates an automotive aftermarket assembly and distribution operation with annual revenues of approximately $7 million per year. Pro forma results of the Beru S.A. acquisition are not material.
The results of operations of the acquired businesses discussed above have been included in the consolidated financial statements since the respective dates of acquisition.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
4. Other Income (Expense)
Other income (expense) includes foreign currency transaction gains or losses which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated. The Company recorded a $0.8 million net gain during the three fiscal months ended March 31, 2006 resulting from foreign currency transaction gains. The Company recorded a $(0.1) million loss during the three fiscal months ended April 1, 2005 resulting from foreign currency transaction losses.
5. Inventories
Inventories consisted of the following (in millions):

	March 31,	December 31,
	2006	2005
Raw materials	$40.9	$40.6
Work in process	72.7	56.2
Finished goods	275.4	267.1

Total	$389.0	$363.9

At March 31, 2006 and December 31, 2005, $303.8 million and $285.7 million, respectively, of inventories were valued using the LIFO method. Approximate replacement costs of inventories valued using the LIFO method totaled $465.8 million at March 31, 2006 and $410.5 million at December 31, 2005.
If in some future period, the Company was not able to recover the LIFO value of its inventory at a profit when replacement costs were lower than the LIFO value of the inventory, the Company would be required to take a charge to recognize in its income statement all or a portion of the higher LIFO value of the inventory.
6. Restructuring Charges
Changes in accrued restructuring costs were as follows (in millions):

	Severance and	Facility
	Related Costs	Closing Costs	Total
Balance, December 31, 2005	$1.0	$0.5	$1.5
Provisions, net	(0.2)	—	(0.2)
Utilization	(0.4)	(0.2)	(0.6)

Balance, March 31, 2006	$0.4	$0.3	$0.7

The December 31, 2005 balance represents previously accrued costs related to the Company’s discontinued operations and the closure of certain industrial cable and communications cable manufacturing facilities in prior years. The utilization of these provisions in the first three fiscal months of 2006 was $0.4 million of severance and related costs and $0.2 million of facility closing costs.
7. Long-Term Debt
Long-term debt consisted of the following (in millions):

	March 31,	December 31,
	2006	2005
Senior notes due 2010	$285.0	$285.0
Revolving loans	134.3	115.1
Spanish term loan	36.4	35.4
Capital leases	5.3	5.2
Other	11.3	10.9

Total debt	472.3	451.6
Less current maturities	7.1	6.4

Long-term debt	$465.2	$445.2

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Weighted average interest rates on the above outstanding balances were as follows:

Senior notes due 2010	9.5%	9.5%
Revolving loans	6.3%	6.4%
Spanish term loan	3.7%	3.4%
Capital leases	6.5%	6.5%
Other	3.8%	3.8%
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
The senior unsecured notes (the “Notes”) were issued in the amount of $285.0 million; bear interest at a fixed rate of 9.5% and mature in 2010. The estimated fair value of the Notes was approximately $307.2 million at March 31, 2006.
The senior secured revolving credit facility, as amended, is a five year $300.0 million asset based revolving credit agreement (the “Credit Agreement”). The Credit Agreement is guaranteed by the Company’s U.S. and Canadian subsidiaries and is secured by substantially all U.S. and Canadian assets. The lenders have also received a pledge of all of the capital stock of the Company’s existing domestic subsidiaries and any future domestic subsidiaries. Borrowing availability is based on eligible U.S. and Canadian accounts receivable and inventory and certain U.S. fixed assets. As of March 31, 2006, the Company had outstanding borrowings of $134.3 million and availability of approximately $131.3 million under the terms of the Credit Agreement. Availability of borrowings under the fixed asset component of the facility, as amended, is reduced quarterly over a seven-year period by $7.1 million per annum. This may result in a reduction in the overall availability depending upon the calculation of eligible accounts receivable and inventory. The facility also includes a sub-facility for letters of credit of up to $50.0 million. The Company had outstanding letters of credit related to this revolving credit agreement of $32.9 million at March 31, 2006.
During the fourth quarter of 2004, the Company amended the Amended and Restated Credit Agreement which lowered the borrowing rate at that point by 50 basis points, increased the annual capital spending limit and provided for the ability to swap up to $100 million of existing fixed rate Notes to a floating interest rate.
During the second quarter of 2005, the Company amended the Amended and Restated Credit Agreement which increased the borrowing limit on the senior secured revolving credit facility from $240.0 million to $275.0 million. Additionally, the amendment increased the maximum amount permitted under the facility for investments in joint ventures from $10 million to $25 million.
During the fourth quarter of 2005, the Company further amended the Amended and Restated Credit Agreement which increased the borrowing limit on the senior secured revolving credit facility from $275.0 million to $300.0 million. Additionally, the amendment extended the maturity date by almost two years to August 2010, lowered borrowing costs by approximately 65 basis points and reduced unused facility fees. Also, the amendment eliminated or relaxed several provisions, including eliminating the annual limit on capital expenditures, expanding permitted indebtedness to include acquired indebtedness of newly acquired foreign subsidiaries, and increasing the level of permitted loan-funded acquisitions. Finally, the amendment satisfied the financing conditions to the Company’s inducement offer to convert shares of its 5.75% Series A Redeemable Convertible Preferred Stock into its common stock, which was announced and commenced on November 9, 2005. Specifically, the amendment permitted the Company to draw funds from its credit facility to pay the conversion offer premium plus the funds necessary to make a final dividend payment to holders of the preferred stock who converted their shares in the inducement offer. For more information on the inducement offer, see Note 16 of the Company’s Notes to Consolidated Financial Statements as filed with the SEC on the Annual Report Form 10-K for 2005.
Borrowings under the Credit Agreement, as amended, bear interest at a rate of LIBOR plus 1.00% to 1.75% and/or prime plus 0.00% to 0.50% depending upon the Company’s excess availability, as defined by the Credit Agreement. The weighted average interest rate on borrowings outstanding under the Credit Agreement during the first three fiscal months of 2006 was 5.97%. Under the Credit Agreement, the Company pays a commitment fee of 0.25%, as amended, per annum on the unused

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
portion of the commitment. In connection with the November 2003 refinancing and related subsequent amendments to the Credit Agreement, the Company incurred fees and expenses aggregating $8.4 million, which are being amortized over the term of the Credit Agreement.
The Credit Agreement, as amended, contains covenants that limit the payment of dividends to holders of common stock and require a minimum fixed charge coverage ratio, as defined, only when excess availability, as defined, is below a certain threshold. At March 31, 2006, the Company was in compliance with all covenants under the Credit Agreement.
On December 22, 2005, Grupo General Cable Sistemas, S.A., a wholly owned Spanish subsidiary of General Cable, entered into both a term loan facility and a revolving credit facility totaling €75 million. This combined facility was entered into to provide Euro-denominated borrowings to partly fund the subsidiary’s acquisition of Silec® and to provide funds for general corporate needs of the European business. See Note 3 of this document for more details on the acquisition of Silec®.
The term loan facility of €50 million is available in up to three tranches, with an interest rate of Euribor plus 0.8% to 1.5% depending on certain debt ratios. The term loan is repayable in fourteen semi-annual installments, maturing seven years following the draw down of each tranche. As of March 31, 2006, $36.4 million is currently drawn under this term loan facility, leaving undrawn availability of approximately $24.2 million.
The revolving credit facility of €25 million matures at the end of five years and carries an interest rate of Euribor plus 0.6% to 1.0% depending on certain debt ratios. No funds are currently drawn under this revolving credit facility, leaving undrawn availability of approximately $30.3 million as of March 31, 2006. Commitment fees ranging from 15 to 25 basis points per annum on any unused commitments under the revolving credit facility will be assessed to Grupo General Cable Sistemas, S.A., and are payable on a quarterly basis.
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
During 2005 and the three fiscal months ended March 31, 2006, one of the Company’s international operations contracted with a bank to transfer accounts receivable that it was owed from one customer to the bank in exchange for payments of approximately $1 million and $0.5 million, respectively. As the transferor, the Company surrendered control over the financial assets included in the transfers and has no further rights regarding the transferred assets. The transfers were treated as sales and the approximate $1.5 million received was accounted for as proceeds from the sales. All assets sold were removed from the Company’s balance sheet upon completion of the transfers, and no further obligations exist under these agreements.
At March 31, 2006, maturities of long-term debt (excluding capital leases) during twelve month periods beginning April 1, 2006 through April 1, 2011 are $6.1 million, $5.5 million, $5.5 million, $5.5 million and $424.7 million, respectively, and $19.7 million thereafter.
At March 31, 2006, maturities of capital lease obligations during twelve month periods beginning April 1, 2006 through April 1, 2011 are $1.0 million, $1.0 million, $1.0 million, $1.1 million and $1.2 million, respectively.
8. Financial Instruments
General Cable is exposed to various market risks, including changes in interest rates, foreign currency and commodity prices. To manage risk associated with the volatility of these natural business exposures, General Cable enters into interest rate, commodity and foreign currency derivative agreements, as it relates to both transactions and the Company’s net investment in its European operations, as well as copper and aluminum forward purchase agreements. General Cable does not purchase or sell derivative instruments for trading purposes.
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
During 2001, the Company entered into several interest rate swaps which effectively fixed interest rates for borrowings under the former credit facility and other debt. At March 31, 2006, the remaining outstanding interest rate swap had a notional value of $9.0 million, an interest rate of 4.49% and matures in October 2011. The Company does not provide or receive any collateral specifically for this contract. The fair value of interest rate derivatives, that qualify as cash flow hedges as defined in SFAS No. 133, are based on quoted market prices and third party provided calculations, which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments. At March 31, 2006 and December 31, 2005, the net unrealized loss on the interest rate derivative and the related carrying value was $(0.3) million and $(0.4) million, respectively.
The Company enters into forward exchange contracts, that qualify as cash flow hedges as defined in SFAS No. 133, principally to hedge the currency fluctuations in certain transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. Principal transactions hedged during the year were firm sales and purchase commitments. The fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At March 31, 2006 and December 31, 2005, the net unrealized gain on the net foreign currency contracts was $2.7 million and $0.3 million, respectively.
Outside of North America, General Cable enters into commodity futures contracts, that qualify as cash flow hedges as defined in SFAS No. 133, for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. At March 31, 2006 and December 31, 2005, General Cable had an unrealized gain of $16.9 million and $11.6 million, respectively, on the commodity futures.
Unrealized gains and losses on the derivative financial instruments discussed above are recorded in other comprehensive income (loss) until the underlying transaction occurs and is recorded in the income statement at which point such amounts included in other comprehensive income (loss) are recognized in earnings which generally will occur over periods less than one year. During the three fiscal months ended March 31, 2006, a $2.9 million gain was reclassified from other comprehensive income to the income statement. During the three fiscal months ended April 1, 2005, a $0.4 million gain was reclassified from other comprehensive income to the income statement.
In October 2005, the Company entered into a U.S. dollar to Euro cross currency and interest rate swap agreement with a notional value of $150 million, that qualifies as a net investment hedge of the Company’s net investment in its European operations, in order to hedge the effects of the changes in spot exchange rates on the value of the net investment. The swap has a term of just over two years with a maturity date of November 15, 2007. The fair value of the cross currency and interest rate swap is based on third party provided calculations. At March 31, 2006 and December 31, 2005, the net unrealized gain (loss) on the swap was $(1.7) million and $1.6 million, respectively. The swap is marked-to-market quarterly using the “spot method” to measure the amount of hedge ineffectiveness. Changes in the fair value of the swap as they relate to spot exchange rates are recorded as other comprehensive income (loss) whereas changes in the fair value of the swap as they relate to the interest rate differential and the change in interest rate differential since the last marked-to-market date, equaling approximately $1.1 million and $1.0 million, respectively, as of March 31, 2006 and December 31, 2005, are recognized currently in earnings for the period.
In North America, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. At March 31, 2006 and December 31, 2005, General Cable had $141.3 million and $106.2 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At March 31, 2006 and December 31, 2005, General Cable had an unrealized gain of $17.0 million and $11.4 million, respectively, related to these transactions. General Cable expects to offset the unrealized gains under these agreements as a result of firm sale price commitments with customers.
9. Pension Plans and Other Post-retirement Benefits
General Cable provides retirement benefits through contributory and noncontributory pension plans covering certain of its domestic regular full-time employees and, to a lesser extent, international employees. Pension expense under the defined contribution plans sponsored by General Cable in the United States equaled up to four percent of each eligible employee’s covered compensation. In addition, General Cable sponsors employee savings plans under which General Cable may match a specified portion of contributions made by eligible employees.

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
The components of net periodic benefit cost for pension and other post-retirement benefits were as follows (in millions):

	Three Fiscal Months Ended
	March 31, 2006		April 1, 2005
	Pension	Other	Pension	Other
Service cost	$0.7	$0.1	$0.5	$—
Interest cost	2.5	0.1	2.4	0.1
Expected return on plan assets	(2.8)	—	(2.7)	—
Net amortization and deferral	1.2	—	0.9	—

Total defined benefit plans expense	1.6	0.2	1.1	0.1
Total defined contribution plans expense	2.3	—	1.8	—

Total	$3.9	$0.2	$2.9	$0.1

Defined benefit plan cash contributions for the three fiscal months ended March 31, 2006 were $1.0 million. Defined benefit plan cash contributions for the three fiscal months ended April 1, 2005 were $1.0 million.
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
In the fourth quarter of 2003, the Company completed a comprehensive refinancing of its bank debt. The refinancing included the private placement of 2,070,000 shares of redeemable convertible preferred stock and a public offering of 5,807,500 shares of common stock. As of March 31, 2006, 101,949 shares of redeemable convertible preferred stock remained outstanding. The reduction in redeemable convertible preferred stock shares is mainly due to an inducement offer made by the Company in the fourth quarter of 2005. For more information, see Note 16 of the Company’s Notes to Consolidated Financial Statements as filed with the SEC on the Annual Report Form 10-K for 2005.
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
The Company maintains a deferred compensation plan (“Deferred Compensation Plan”). This plan is available to directors and certain officers and managers of the Company. The plan allows participants to defer all or a portion of their directors’ fees and/or salary and annual bonuses, as applicable, and it permits participants to elect to contribute and defer all or any portion of his or her nonvested stock and stock awards. All deferrals to the participants’ accounts vest immediately; Company contributions vest according to the vesting schedules in the qualified plan, and nonvested stock vests according to the schedule designated by the award. The Company makes matching and retirement contributions (currently equal to 6%) of compensation paid over the maximum allowed for qualified pension benefits, whether or not the employee elects to defer any compensation. The Deferred Compensation Plan does not have dollar limits on tax-deferred contributions. The assets of the Deferred Compensation Plan are held in a Rabbi Trust (“Trust”) and, therefore, are available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency of the Company. Participants have the right to request that their account balance be determined by reference to specified investment alternatives (with the exception of the portion of the account which consists of deferred nonvested and subsequently vested stock). With certain exceptions, these investment alternatives are the same alternatives offered to participants in the General Cable Retirement and Savings Plan for Salaried Associates. In addition, participants have the right to request that the Plan Administrator re-allocate the deferral among available investment alternatives; provided, however that the Plan Administrator is not required to honor such requests. Distributions from the plan are generally made upon the participants’ termination as a director and/or employee, as applicable, of the Company. Participants receive payments from the plan in cash, either as a lump sum payment or through equal annual installments from between one and ten years, except for the nonvested and subsequently vested stock, which the participants receive in shares of General Cable stock. The Company accounts for the Deferred Compensation Plan in accordance with EITF 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested.”
Assets of the Trust, other than the nonvested and subsequently vested stock of the Company, are invested in funds covering a variety of securities and investment strategies, including a General Cable stock fund. Mutual funds available to participants are publicly quoted and reported at market value. The Company accounts for these investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Trust also holds nonvested and subsequently vested stock shares of the Company. The Company’s nonvested and subsequently vested stock that is held by the Trust has been accounted for in additional paid-in capital since the adoption of SFAS 123(R) on January 1, 2006, and prior to that date had been accounted for in other shareholders’ equity in the consolidated balance sheet, and the market value of this nonvested and subsequently vested stock was $20.7 million as of March 31, 2006 and $13.6 million as of December 31, 2005. The market value of the assets held by the Trust, exclusive of the market value of the shares of the Company’s nonvested and subsequently vested stock, at March 31, 2006 and December 31, 2005 was $10.0 million and $8.3 million, respectively, and is classified as “other non-current assets” in the consolidated balance sheet. Amounts payable to the plan participants at March 31, 2006 and December 31, 2005, excluding the market value of the shares of the Company’s nonvested and subsequently vested stock, was $10.0 million and $8.3 million, respectively, and is classified as “other liabilities” in the consolidated balance sheet.
In accordance with EITF 97-14, all market value fluctuations of the Trust assets, exclusive of the shares of nonvested and subsequently vested stock of the Company, have been reflected in other comprehensive income (loss). Increases or decreases in the market value of the deferred compensation liability, excluding the shares of nonvested and subsequently vested stock of the Company held by the Trust, are included as compensation expense in the consolidated statements of operations. Based on the changes in the total market value of the Trust’s assets, exclusive of the nonvested and subsequently vested stock, the Company recorded net compensation expense (income) of $1.6 million and $(0.4) million, respectively, for the three fiscal months ended March 31, 2006 and April 1, 2005. See Note 11 for compensation costs recorded on nonvested and subsequently vested stock shares.
In November 1998, General Cable entered into a Stock Loan Incentive Plan (SLIP) with executive officers and key employees. Under the SLIP, the Company loaned $6.0 million to facilitate open market purchases of General Cable common stock. A matching restricted stock unit (MRSU) was issued for each share of stock purchased under the SLIP. The fair value of the MRSUs at the grant date of $6.0 million, adjusted for subsequent forfeitures, was amortized to expense over the initial five-year vesting period. In June 2003, all executive officers repaid their loans plus interest that were originally made under the SLIP in the amount of $1.8 million. The Company accepted, as partial payment for the loans, common stock owned by the executive officers and restricted stock units previously awarded to them under the SLIP. In July 2003, the Company approved an extension of the loan maturity for the remaining participants in the SLIP for an additional three years to November 2006, subject in the extension period to a rate of interest of 5.0%. As part of the loan extension the vesting schedule on the MRSUs was also extended so that the MRSUs vest in November 2006. During the third quarter of 2004, certain employees repaid

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
their loans plus interest that were originally made under the SLIP in the amount of $1.4 million. The Company accepted, as partial payment for the loans, common stock owned by the employees and restricted stock units previously awarded to them under the SLIP. During the second quarter of 2005, the remaining participants in the SLIP repaid their loans plus interest that were originally made under the SLIP in the amount of $2.2 million. The Company accepted, as partial payment for the loans, common stock owned by the employees and restricted stock units previously awarded to them under the SLIP. Approximately $0.2 million of the loans were forgiven. There are no MRSUs outstanding as of March 31, 2006.
The components of accumulated other comprehensive loss consisted of the following (in millions):

	March 31,	December 31,
	2006	2005
Foreign currency translation adjustment	$14.0	$14.2
Pension adjustments, net of tax	(33.4)	(33.4)
Change in fair value of derivatives, net of tax	11.4	8.5
Unrealized investment gains	5.1	3.5
Other	0.4	0.4

Total	$(2.5)	$(6.8)

Other shareholders’ equity consisted of the following (in millions):

	March 31,	December 31,
	2006	2005
Loans to shareholders	$—	$—
Nonvested stock	—	(4.8)

Total	$—	$(4.8)

The nonvested stock amount was reclassed to additional paid-in capital as part of the adoption of SFAS 123(R). See Note 11 for details.
11. Share-Based Compensation
The adoption of SFAS 123(R)’s fair value method has resulted in share-based expense in the amount of $0.2 million related to stock options for the three fiscal months ended March 31, 2006, which is included as a component of selling, general and administrative expenses. No compensation expense related to stock options was recorded during the three fiscal months ended April 1, 2005 under APB 25. In addition, the Company continued to record compensation expense related to nonvested stock awards as a component of selling, general and administrative expense. The three fiscal months ended March 31, 2006 included $0.3 million of compensation costs related to performance-based nonvested stock awards (as compared to $0.1 million for the three fiscal months ended April 1, 2005) and $0.3 million related to all other nonvested stock awards (as compared to $0.1 million for the three fiscal months ended April 1, 2005). For the three fiscal months ended March 31, 2006, all share-based compensation costs lowered pre-tax earnings by $0.8 million, lowered net income by $0.5 million, and lowered basic and diluted earnings per share by less than $0.01 per share.
SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to SFAS 123(R). For the three fiscal months ended March 31, 2006, the $3.3 million excess tax benefit classified as a financing cash flow would have been classified as an operating cash inflow if the Company had not adopted SFAS 123(R). The Company has elected the alternative method, as discussed in SFAS 123(R)-3, to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R).
General Cable currently has share-based compensation awards outstanding under three plans. These plans allow the Company to fulfill its incentive award obligations generally by granting nonqualified stock options and nonvested stock awards. New shares are issued when nonqualified stock options are exercised and when nonvested stock awards are granted. There have been no material modifications made to these plans during the three fiscal months ended March 31, 2006. On May 10, 2005, the General Cable Corporation 2005 Stock Incentive Plan (“2005 Plan”) was approved and replaced the two previous equity compensation plans, the 1997 Stock Incentive Plan and the 2000 Stock Option Plan. The Compensation Committee of the Board of Directors will no longer grant any awards under the previous plans but will continue to administer awards which were previously granted under the 1997 and 2000 plans. The 2005 Plan authorized a maximum of 1,800 thousand shares to be

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
granted. Shares reserved for future grants, including options, under the 2005 Plan, approximated 1,447 thousand at March 31, 2006.
The 2005 Stock Incentive Plan authorizes the following types of awards to be granted: (i) Stock Options (both Incentive Stock Options and Nonqualified Stock Options); (ii) Stock Appreciation Rights; (iii) Nonvested Stock Awards; (iv) Performance Awards; and (v) Stock Units, as more fully described in the 2005 Plan. Each award is subject to such terms and conditions consistent with the 2005 Plan as determined by the Compensation Committee and as set forth in an award agreement and awards under the 2005 Plan were granted at not less than the closing market price on the date of grant.
The 2000 Stock Option Plan (“2000 Plan”) as amended authorized a maximum of 1,500 thousand non-incentive options to be granted. No other forms of award were authorized under this plan. Stock options were granted to employees selected by the Compensation Committee of the Board or the Chief Executive Officer at prices which were not less than the closing market price on the date of grant. The Compensation Committee (or Chief Executive Officer) had authority to set all the terms of each grant.
The 1997 Stock Incentive Plan (“1997 Plan”) authorized a maximum of 4,725 thousand nonvested shares, options or units of common stock to be granted. Stock options were granted to employees selected by the Compensation Committee of the Board or the Chief Executive Officer at prices which were not less than the closing market price on the date of grant. The Compensation Committee (or Chief Executive Officer) had authority to set all the terms of each grant.
Stock Options
All options awarded under the 2005 Plan have a term of 10 years from the grant date. The majority of the options vest three years from grant date. The majority of the options granted under the 2000 Plan expire in 10 years and become fully exercisable ratably over three years of continued employment or become fully exercisable after three years of continued employment. The majority of the options granted under the 1997 Plan expire in 10 years and become fully exercisable ratably over three years of continued employment or become fully exercisable after three years of continued employment.
A summary of stock option activity since the Company’s most recent fiscal year end is as follows (options in thousands):

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Balance At December 31, 2005	3,144	$10.90
Granted	109	23.18
Exercised	(564)	10.83
Forfeited or Expired	(22)	21.86

Balance At March 31, 2006	2,667	$11.29

At March 31, 2006, the aggregate intrinsic value of all outstanding options was $50.8 million with a weighted average remaining contractual term of 5.3 years, of which 2,365 thousand of the outstanding options are currently exercisable with an aggregate intrinsic value of $46.3 million, a weighted average exercise price of $10.75 and a weighted average remaining contractual term of 4.8 years. Since December 31, 2005, the weighted average grant date fair value of options granted was $12.73, the total intrinsic value of options exercised was $8.4 million and 979 thousand options have vested, net of forfeitures, with a total fair value of $2.6 million. At March 31, 2006, the total compensation cost related to nonvested options not yet recognized was $1.7 million with a weighted average expense recognition period of 3 years.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Additional information regarding options outstanding as of March 31, 2006 is as follows (options in thousands):

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Options	Exercise	Remaining	Options	Exercise
Option Prices	Outstanding	Price	Contractual Life	Exercisable	Price
$0 - $7	847	$4.03	6.8 years	828	$4.00
$7 - $14	1,282	11.92	4.8 years	1,108	11.95
$14 - $21	115	14.25	3.4 years	115	14.24
$21 - $28	423	23.09	4.3 years	314	23.06
Nonvested Stock
The majority of the nonvested stock awards issued under the 2005 Plan are restricted as to transferability and salability with these restrictions being removed in equal annual installments over the five-year period following the grant date. The majority of the nonvested stock awards issued under the 1997 Plan are restricted as to transferability and salability with these restrictions expiring ratably over a three-year or five-year period, expiring after six years from the date of grant or expiring ratably from the second anniversary to the sixth anniversary of the date of grant.
During the first quarter of 2001 and 2004, approximately 356 thousand and 341 thousand, respectively, nonvested common stock shares with performance accelerated vesting features were awarded to certain senior executives and key employees under the Company’s 1997 Stock Incentive Plan, as amended. The nonvested shares vest either six years from the date of grant or ratably from the second anniversary of the date of grant to the sixth anniversary unless certain performance criteria are met. The performance measure used to determine vesting is either the Company’s stock price or earnings per share. As of March 31, 2006, 696 thousand shares were issued as nonvested performance shares and approximately 459 thousand shares have vested. Approximately 45 thousand shares have been cancelled.
In prior periods, unearned stock compensation was recorded within shareholders’ equity at the date of award based on the quoted market price of the Company’s common stock on the date of grant and was amortized to expense using the straight-line method from the grant date through the earlier of the vesting date or the estimated retirement eligibility date. Upon adoption of SFAS 123(R), the $4.8 million of unearned stock compensation as of December 31, 2005 was required to be charged against additional paid-in capital.
A summary of all nonvested stock activity since the Company’s most recent fiscal year end is as follows (shares in thousands):

		Weighted
		Average
	Shares	Grant Date
	Outstanding	Fair Value
Balance At December 31, 2005	743	$9.90
Granted	229	23.48
Vested	(262)	8.73
Forfeited	—	—

Balance At March 31, 2006	710	$14.72

As of March 31, 2006, there was $1.3 million of total unrecognized compensation cost related to performance-based nonvested stock and $8.1 million of total unrecognized compensation cost related to all other nonvested stock. The cost is expected to be recognized over a weighted average period of 2.8 years for the performance-based nonvested stock and 4.4 years for all other nonvested stock.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
12. Earnings Per Common Share
A reconciliation of the numerator and denominator of earnings per common share to earnings per common share — assuming dilution is as follows (in millions):

	Three Fiscal Months Ended
	March 31,	April 1,
	2006	2005
Earnings per common share — basic:
Net income	$21.4	$9.0
Less: preferred stock dividends	(0.1)	(1.5)

Net income for basic EPS computation (1)	$21.3	$7.5

Weighted average shares outstanding for basic EPS computation (2)	50.0	39.2

Earnings per common share — basic	$0.43	$0.19

Earnings per common share — diluted:
Net income	$21.4	$9.0
Less: preferred stock dividends, if applicable	(0.1)	n/a

Net income for diluted EPS computation(1)	$21.3	$9.0

Weighted average shares outstanding	50.0	39.2
Dilutive effect of stock options and restricted stock units	1.1	1.2
Dilutive effect of assumed conversion of preferred stock, if applicable	0.5	10.3

Weighted average shares outstanding for diluted EPS computation(2)	51.6	50.7

Earnings per common share — diluted	$0.41	$0.18

(1)	Numerator

(2)	Denominator
The earnings per common share — assuming dilution computation excludes the impact of an insignificant amount of stock options in the first three fiscal months of 2006 and 1.6 million stock options and restricted stock units in the first three fiscal months of 2005 because their impact was anti-dilutive.
13. Segment Information
General Cable has three reportable operating segments: energy, industrial & specialty and communications. These segments are strategic business units organized around three product categories that follow management’s internal organization structure.
The energy segment manufactures and sells wire and cable products that include low-, medium-, high- and extra high-voltage power distribution and power transmission products. The industrial & specialty segment manufactures and sells wire and cable products that conduct electrical current for industrial, OEM, commercial and residential power and control applications. The communications segment manufactures and sells wire and cable products that transmit low-voltage signals for voice and data applications. Segment net sales represent sales to external customers. Segment operating income represents income before interest income, interest expense, other income (expense), other financial costs or income taxes. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (see Note 2).
Corporate assets included cash, deferred income taxes, certain property, including property held for sale, prepaid expenses and other current and non-current assets. The property held for sale consists of real property remaining from the Company’s closure of certain manufacturing operations in the amount of $2.5 million at March 31, 2006 and $3.1 million at December 31, 2005. These properties are actively being marketed for sale.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Summarized financial information for the Company’s operating segments for the three fiscal months ended March 31, 2006 and April 1, 2005 is as follows (in millions).

	Three Fiscal Months Ended
		Industrial &
	Energy	Specialty	Communications	Corporate	Total
Net Sales:
March 31, 2006	$300.1	$354.2	$150.0	$—	$804.3
April 1, 2005	196.5	241.2	116.5	—	554.2
Operating Income:
March 31, 2006	18.5	19.9	3.8	—	42.2
April 1, 2005	12.3	9.2	2.7	—	24.2
Identifiable Assets:
March 31, 2006	509.6	646.8	315.6	158.0	1,630.0
December 31, 2005	473.7	580.8	301.8	166.9	1,523.2
14. Commitments and Contingencies
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
At March 31, 2006 and December 31, 2005, General Cable had an accrued liability of approximately $2.1 million and $2.3 million, respectively, for various environmental-related liabilities of which General Cable is aware. American Premier Underwriters Inc., a former parent of General Cable, agreed to indemnify General Cable against all environmental-related liabilities arising out of General Cable’s or its predecessors’ ownership or operation of the Indiana Steel & Wire Company and Marathon Manufacturing Holdings, Inc. businesses (which were divested by General Cable), without limitation as to time or amount. While it is difficult to estimate future environmental-related liabilities accurately, General Cable does not currently anticipate any material adverse impact on its results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.
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
General Cable had agreed to indemnify Raychem HTS Canada, Inc. against certain environmental liabilities arising out of the operation of the business it sold to Raychem HTS Canada, Inc. prior to its sale. The indemnity was for a five year period from

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
the closing of the sale, which ended in April 2006, and was subject to an overall limit of $60 million. No outstanding claims exist under this expired indemnity.
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
As part of the acquisition of Silec®, SAFRAN SA agreed to indemnify General Cable against environmental losses arising from breach of representations and warranties on environmental law compliance and against losses arising from costs General Cable could incur to remediate property acquired based on a directive of the French authorities to rehabilitate property in regard to soil, water and other underground contamination arising before the closing date of the purchase. These indemnities are for a six-year period ending in 2011 while General Cable operates the businesses subject to certain sharing of losses (with SAFRAN covering 100% of losses in year one, 75% in years 2 and 3, 50% in year 4, and 25% in years five and six). The indemnities are subject to an overall limit of €4.0 million.
In addition, Company subsidiaries have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by the Company. At March 31, 2006, there were approximately 7,800 non-maritime claims and 33,300 maritime asbestos claims outstanding. At March 31, 2006 and December 31, 2005, General Cable had accrued approximately $2.5 million and $2.5 million, respectively, for these lawsuits.
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
In conjunction with the assessment that the Company carried out as a result of the requirements of FIN 47, “Accounting for Conditional Asset Retirement Obligations,” the Company identified various operating facilities that contain encapsulated asbestos that existing legislation would require the Company to dispose of with special procedures upon a demolition or major renovation of the facilities. No liability has currently been recognized on the Company’s Condensed Consolidated Balance Sheet for these special procedures since the Company does not have the information available to estimate a range of potential settlement dates. The estimate is not possible due to the fact that the operating facilities are in full use and no plans in any budget, forecast or other forward-looking plan of the Company currently projects any of these facilities to undergo demolition or major renovation. At any time in the future when any of these facilities is designated for demolition or major renovation, the Company will then have the information it needs to estimate and record the potential liability, and the Company intends to do so at that time.
The Company’s principal U.S. operating subsidiary has unconditionally guaranteed the payments required to be made to the parties involved in the cross currency and interest rate swap that the Company entered into in 2005. The guarantee continues until the commitment under the swap has been paid in full, including principal plus interest, with the final amount due in November 2007. The maximum exposure under this guarantee was approximately $174.6 million as of March 31, 2006, but the net exposure position was a favorable $4.0 million. As of March 31, 2006, the amount that was recorded for this liability was not significant.
The Company had outstanding letters of credit related to its revolving credit agreement of approximately $32.9 million and $34.4 million, respectively, as of March 31, 2006 and April 1, 2005. These letters of credit are primarily renewed on an annual basis, and the majority of the amount relates to risks associated with an outstanding industrial revenue bond, with self insurance claims and with defined benefit plan termination.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
15. Supplemental Guarantor Information
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
Condensed Statements of Operations
Three Fiscal Months Ended March 31, 2006

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$454.9	$349.4	$—	$804.3
Intercompany	12.2	—	—	(12.2)	—

	12.2	454.9	349.4	(12.2)	804.3

Cost of sales	—	403.3	303.4	—	706.7

Gross profit	12.2	51.6	46.0	(12.2)	97.6

Selling, general and administrative expenses	11.4	34.0	22.2	(12.2)	55.4

Operating income	0.8	17.6	23.8	—	42.2

Other income (expense)	—	(0.1)	0.9	—	0.8

Interest income (expense):
Interest expense	(6.4)	(15.4)	(1.5)	13.2	(10.1)
Interest income	12.5	0.2	1.0	(13.2)	0.5

	6.1	(15.2)	(0.5)	—	(9.6)

Income before income taxes	6.9	2.3	24.2	—	33.4
Income tax provision	(2.4)	(1.5)	(8.1)	—	(12.0)

Net income	4.5	0.8	16.1	—	21.4

Less: preferred stock dividends	(0.1)	—	—	—	(0.1)

Net income applicable to common shareholders	$4.4	$0.8	$16.1	$—	$21.3

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Condensed Statements of Operations
Three Fiscal Months Ended April 1, 2005

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$351.9	$202.3	$—	$554.2
Intercompany	112.2	—	5.2	(117.4)	—

	112.2	351.9	207.5	(117.4)	554.2

Cost of sales	98.1	316.8	174.3	(102.4)	486.8

Gross profit	14.1	35.1	33.2	(15.0)	67.4

Selling, general and administrative expenses	12.5	28.6	17.1	(15.0)	43.2

Operating income	1.6	6.5	16.1	—	24.2
Other expense	—	(0.1)	—	—	(0.1)

Interest income (expense):
Interest expense	(7.4)	(11.6)	(1.2)	9.9	(10.3)
Interest income	9.5	—	0.8	(9.9)	0.4

	2.1	(11.6)	(0.4)	—	(9.9)

Income (loss) before income taxes	3.7	(5.2)	15.7	—	14.2
Income tax (provision) benefit	(1.3)	1.4	(5.3)	—	(5.2)

Net income (loss)	2.4	(3.8)	10.4	—	9.0

Less: preferred stock dividends	(1.5)	—	—	—	(1.5)

Net income (loss) applicable to common shareholders	$0.9	$(3.8)	$10.4	$—	$7.5

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Condensed Balance Sheets
March 31, 2006

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$—	$7.2	$55.8	$—	$63.0
Receivables, net of allowances	—	248.8	384.8	—	633.6
Inventories	—	217.5	171.5	—	389.0
Deferred income taxes	—	41.9	—	—	41.9
Prepaid expenses and other	1.2	34.5	10.9	—	46.6

Total current assets	1.2	549.9	623.0	—	1,174.1

Property, plant and equipment, net	0.2	178.9	188.8	—	367.9
Deferred income taxes	4.8	43.5	4.2	—	52.5
Intercompany accounts	646.0	77.5	124.4	(847.9)	—
Investment in subsidiaries	33.7	190.3	—	(224.0)	—
Other non-current assets	7.5	23.6	4.4	—	35.5

Total assets	$693.4	$1,063.7	$944.8	$(1,071.9)	$1,630.0

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$183.1	$355.0	$—	$538.1
Accrued liabilities	9.3	76.3	103.7	—	189.3
Current portion of long-term debt	—	1.0	6.1	—	7.1

Total current liabilities	9.3	260.4	464.8	—	734.5

Long-term debt	285.0	147.5	32.7	—	465.2
Deferred income taxes	—	2.2	10.7	—	12.9
Intercompany accounts	37.2	674.1	136.6	(847.9)	—
Other liabilities	12.8	57.0	18.9	—	88.7

Total liabilities	344.3	1,141.2	663.7	(847.9)	1,301.3

Total shareholders’ equity (deficit)	349.1	(77.5)	281.1	(224.0)	328.7

Total liabilities and shareholders’ equity	$693.4	$1,063.7	$944.8	$(1,071.9)	$1,630.0

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Condensed Balance Sheets
December 31, 2005

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$—	$14.5	$57.7	$—	$72.2
Receivables, net of allowances	—	219.3	323.6	—	542.9
Inventories	—	209.2	154.7	—	363.9
Deferred income taxes	—	40.0	1.9	—	41.9
Prepaid expenses and other	1.2	31.9	15.5	—	48.6

Total current assets	1.2	514.9	553.4	—	1,069.5

Property, plant and equipment, net	0.2	206.2	160.0	—	366.4
Deferred income taxes	—	49.6	2.9	—	52.5
Intercompany accounts	616.1	109.4	98.7	(824.2)	—
Investment in subsidiaries	33.7	190.3	—	(224.0)	—
Other non-current assets	10.6	23.3	0.9	—	34.8

Total assets	$661.8	$1,093.7	$815.9	$(1,048.2)	$1,523.2

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$168.6	$303.7	$—	$472.3
Accrued liabilities	3.3	95.7	113.2	—	212.2
Current portion of long-term debt	—	1.0	5.4	—	6.4

Total current liabilities	3.3	265.3	422.3	—	690.9

Long-term debt	285.0	128.3	31.9	—	445.2
Deferred income taxes	1.1	2.4	9.9	—	13.4
Intercompany accounts	34.5	698.1	91.6	(824.2)	—
Other liabilities	12.3	54.3	13.8	—	80.4

Total liabilities	336.2	1,148.4	569.5	(824.2)	1,229.9

Total shareholders’ equity (deficit)	325.6	(54.7)	246.4	(224.0)	293.3

Total liabilities and shareholders’ equity	$661.8	$1,093.7	$815.9	$(1,048.2)	$1,523.2

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Condensed Statements of Cash Flows
Three Fiscal Months Ended March 31, 2006

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows of operating activities:
Net income	$4.5	$0.8	$16.1	$—	$21.4
Adjustment to reconcile net income to net cash flows of operating activities:
Depreciation and amortization	—	8.3	4.2	—	12.5
Foreign currency exchange (gain) loss	—	0.1	(0.9)	—	(0.8)
Deferred income taxes	(2.7)	4.2	1.2	—	2.7
Loss on disposal of property	—	0.4	0.3	—	0.7
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Increase in receivables	—	(29.5)	(56.9)	—	(86.4)
(Increase) decrease in inventories	—	0.7	(16.4)	—	(15.7)
(Increase) decrease in other assets	3.1	2.1	(2.0)	—	3.2
Increase (decrease) in accounts payable, accrued and other liabilities	3.3	(14.0)	42.9	—	32.2

Net cash flows of operating activities	8.2	(26.9)	(11.5)	—	(30.2)

Cash flows of investing activities:
Capital expenditures	—	(3.3)	(4.7)	—	(8.0)
Proceeds from properties sold	—	0.1	0.3	—	0.4
Acquisitions, net of cash acquired	—	—	—	—	—
Other, net	—	(0.8)	—	—	(0.8)

Net cash flows of investing activities	—	(4.0)	(4.4)	—	(8.4)

Cash flows of financing activities:
Preferred stock dividends paid	(0.1)	—	—	—	(0.1)
Excess tax benefits from stock-based compensation	3.3	—	—	—	3.3
Intercompany accounts	(17.5)	4.5	13.0	—	—
Net change in revolving credit borrowings	—	19.2	—	—	19.2
Net change in other debt	—	—	0.6	—	0.6
Proceeds from exercise of stock options	6.1	—	—	—	6.1

Net cash flows of financing activities	(8.2)	23.7	13.6	—	29.1

Effect of exchange rate changes on cash	—	(0.1)	0.4	—	0.3

Decrease in cash	—	(7.3)	(1.9)	—	(9.2)
Cash – beginning of period	—	14.5	57.7	—	72.2

Cash – end of period	$—	$7.2	$55.8	$—	$63.0

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Condensed Statements of Cash Flows
Three Fiscal Months Ended April 1, 2005

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows of operating activities:
Net income (loss)	$2.4	$(3.8)	$10.4	$—	$9.0
Adjustment to reconcile net income (loss) to net cash flows of operating activities:
Depreciation and amortization	—	7.5	1.5	—	9.0
Foreign currency exchange loss	—	0.1	—	—	0.1
Deferred income taxes	—	1.5	(2.6)	—	(1.1)
Loss on disposal of property	—	0.2	0.1	—	0.3
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Increase in receivables	—	(24.1)	(6.2)	—	(30.3)
Increase in inventories	—	(22.0)	(2.3)	—	(24.3)
(Increase) decrease in other assets	(3.7)	16.7	0.1	—	13.1
Increase in accounts payable, accrued and other liabilities	6.8	4.1	8.2	—	19.1

Net cash flows of operating activities	5.5	(19.8)	9.2	—	(5.1)

Cash flows of investing activities:
Capital expenditures	—	(3.1)	(4.1)	—	(7.2)
Acquisitions, net of cash acquired	—	(7.5)	—	—	(7.5)
Other, net	—	(0.3)	—	—	(0.3)

Net cash flows of investing activities	—	(10.9)	(4.1)	—	(15.0)

Cash flows of financing activities:
Preferred stock dividends paid	(1.5)	—	—	—	(1.5)
Intercompany accounts	(4.2)	12.9	(8.7)	—	—
Net change in revolving credit borrowings	—	20.1	—	—	20.1
Net change in other debt	—	—	1.0	—	1.0
Proceeds from exercise of stock options	0.2	—	—	—	0.2

Net cash flows of financing activities	(5.5)	33.0	(7.7)	—	19.8

Effect of exchange rate changes on cash	—	(0.1)	(1.5)	—	(1.6)

Increase (decrease) in cash	—	2.2	(4.1)	—	(1.9)
Cash – beginning of period	0.1	7.3	29.0	—	36.4

Cash – end of period	$0.1	$9.5	$24.9	$—	$34.5

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
General
General Cable is a leader in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for the energy, industrial & specialty and communications markets. Energy cables include low-, medium-, high- and extra high-voltage power distribution and power transmission products for overhead and buried applications. Industrial & specialty wire and cable products conduct electrical current for industrial, OEM, commercial and residential power and control applications. Communications wire and cable products transmit low-voltage signals for voice and data applications.
Certain statements in this report including without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures and the Company’s management’s beliefs, expectations or opinions, are forward-looking statements, and as such, General Cable desires to take advantage of the “safe harbor” which is offered such statements under the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those statements as a result of factors, risks and uncertainties over which the Company has no control. Such factors include those stated on Pages 12 through 19 of the Company’s 2005 Annual Report on Form 10-K as filed with the SEC on March 15, 2006.
General Cable analyzes its worldwide operations in two geographic groups: 1) North America and 2) International. The International figures for the three fiscal months ended March 31, 2006 include the Silec® business purchased in December 2005. Corporate charges, if any, represent non-recurring charges. The following table sets forth net sales and operating income by geographic group for the periods presented, in millions of dollars:

	Three Fiscal Months Ended
	March 31, 2006		April 1, 2005
	Amount	%	Amount	%
Net sales:
North America	$464.2	58%	$351.9	63%
International	340.1	42%	202.3	37%

Total net sales	$804.3	100%	$554.2	100%

	Three Fiscal Months Ended
	March 31, 2006		April 1, 2005
	Amount	%	Amount	%
Operating income:
North America	$20.3	48%	$8.1	33%
International	21.9	52%	16.1	67%

Subtotal	42.2	100%	24.2	100%

Corporate charges	—		—

Total operating income	$42.2		$24.2

Over 90% of net sales in the Company’s international operations are derived from energy and industrial & specialty cable sales and the European business specifically is currently benefiting from strong demand for wire and cable used in residential applications, low voltage aluminum energy cables and low voltage rubber cables used in industrial applications.
General Cable’s reported net sales are directly influenced by the price of copper, and to a lesser extent, aluminum. The price of copper and aluminum has historically been subject to considerable volatility. The daily selling price of copper cathode on the COMEX averaged $2.25 per pound in the first quarter of 2006 and $1.47 per pound in the first quarter of 2005 and the daily price of aluminum averaged $1.15 per pound in the first quarter of 2006 and $0.94 per pound in the first quarter of 2005. These copper and aluminum price increases are representative of both the North American and international markets. General Cable generally passes changes in copper and aluminum prices along to its customers, although there are timing delays of varying lengths depending upon the volatility of metals prices, the type of product, competitive conditions and particular customer arrangements. A significant portion of the Company’s energy and communications business and, to a lesser extent, the Company’s industrial business has metal escalators written into customer contracts under a variety of price setting and recovery formulas. The remainder of the Company’s business requires that the cost of higher metal prices be recovered through negotiated price increases with customers. In these instances, the ability to increase the Company’s selling prices may lag the movement in metal prices by a period of time as the customer price increases are implemented. As a result of this and a number of other practices intended to match copper and aluminum purchases with sales, profitability over time has historically not been significantly affected by changes in copper and aluminum prices, although 2003 and 2004 profitability was adversely impacted by rapid increases in raw material costs. General Cable does not engage in speculative metals trading or other speculative activities.
The Company has also experienced significant inflationary pressure on raw materials other than copper and aluminum used in cable manufacturing, such as insulating compounds, steel and wood reels, freight costs and energy costs. The Company has increased selling prices in most of its markets in order to offset the negative effect of increased raw material prices and other costs. However, the Company’s ability to ultimately realize these price increases will be influenced by competitive conditions in its markets, including underutilized manufacturing capacity. In addition, a continuing rise in raw material prices, when combined with the normal lag time between an announced customer price increase and its effective date in the market, may result in the Company not fully recovering these increased costs. If the Company were not able to adequately increase selling prices in a period of rising raw material costs, the Company would experience a decrease in reported earnings.
General Cable generally has experienced and expects to continue to experience certain seasonal trends in sales and cash flow. Larger amounts of cash are generally required during the first and second quarters of the year to build inventories in anticipation of higher demand during the spring and summer months, when construction activity increases. In general, receivables related to higher sales activity during the spring and summer months are collected during the fourth quarter of the year. In addition, the Company’s working capital requirements increase during periods of rising raw material costs.
Current Business Environment
The wire and cable industry is competitive, mature and cost driven. In many business segments, there is little differentiation among industry participants from a manufacturing or technology standpoint. During 2004 and 2005, and continuing into 2006, the Company’s end markets have continued to demonstrate signs of recovery from the low points of demand experienced in 2003. In the past several years, there has been significant merger and acquisition activity which, we believe, has led to a reduction in the deployment of inefficient, high cost capacity in the industry.
In the energy segment, the 2003 power outages in the U.S., Canada and Europe emphasized a need to upgrade the power transmission infrastructure used by electric utilities, which has, over time, caused an increase in demand for General Cable’s energy products. In addition, tax legislation was passed in the United States in 2004 which includes the renewal of tax credits for producing power from wind. This may also cause an increase in demand for the Company’s products as the Company is a significant manufacturer of wire and cable used in wind farms. As a result of the passage of energy legislation in the United States in 2005 that is aimed at improving the transmission grid infrastructure and the reliability of power availability and as a result of the growing energy needs of emerging economies in Asia, the Middle East and Africa, increased demand for the

Company’s transmission and distribution cables may occur over time. An increase in the volume of energy segment sales is already occurring both in North America and internationally and in combination with increased selling prices is leading to improvements in energy segment operating margins.
In the industrial & specialty segment, industrial construction spending in North America, which influences industrial cable demand, has not fully recovered to reach the peak levels experienced during the mid-1990’s. However, the Company has seen very strong demand over the past several quarters as a direct result of the continuing turnaround in industrial construction spending in North America and Europe. This segment has experienced increased demand for products that support mining, oil, gas, and petrochemical markets, and the Company expects this trend to continue throughout 2006 partly in response to high oil prices which influences drilling and coal mining activity and investment in alternatives to oil. An improving pricing environment is also serving to offset increasing raw material costs.
Over the last several years, the communications segment has experienced a significant decline from historical spending levels for outside plant telecommunications products and a weak market for switching/local area networking cables. Overall demand for communications wire and cable products from the Company’s traditional Regional Bell Operating Company customers (RBOC’s) has mostly declined over the last several quarters and may continue to decline. However, the Company has offset declines in RBOC demand by benefiting from the consolidation of competitors which occurred during 2004 in the communications market and from the completed closure of its Bonham, Texas and Dayville, Connecticut facilities, which has allowed the Company to better utilize its communications manufacturing assets. The Company has also seen strong growth in the demand for networking cables during the last several quarters. The Company anticipates, based on past regulatory announcements, further deployment of fiber optic products into the telephone network. Increased spending by the telephone companies on fiber deployment has negatively impacted their purchases of the Company’s copper based telecommunications cable products. However, this impact may be somewhat mitigated in that the Company believes it will benefit from the further investment in fiber broadband networks as some of its customers will most likely need to upgrade a portion of their copper network to support the fiber network.
In addition to the operating trends discussed in the previous paragraph, the Company anticipates that the following trends may negatively affect the earnings of the Company during the rest of 2006. The impact of continued rising raw materials costs, including metals and insulating materials, and freight and energy costs has increased the Company’s working capital requirements, which has in turn increased the Company’s average outstanding debt level. While commodity prices climbed modestly during the first quarter, copper prices have recently sharply increased in only a few weeks’ time, and such a rapid increase may have the effect of reducing operating earnings in at least the early part of the second quarter as the Company may not immediately recover such an increase through pricing changes. The Company expects aluminum and copper rod supplies to be very tight globally due to seasonality and production and transportation problems within the refining industry, potentially causing even greater increases in raw material prices. Also, as a result of the purchase of Silec®, margin percentages, mostly in the energy and industrial & specialty segments, will be diluted over the next few fiscal quarters due to the acquisition of revenues with minimal historical operating margins. The Company anticipates that the realization of operating efficiencies, synergies with the Company’s other European businesses and Lean initiatives will lessen this dilution as 2006 progresses. In addition, due to the anticipated continued rise in interest rates in the United States, the Company’s interest expense on its floating rate asset based revolver is expected to increase at least through the second quarter and possibly throughout all of 2006. This impact, however, is expected to be offset by the interest savings resulting from the U.S. dollar to Euro cross currency and interest rate swap agreement entered into in 2005. The agreement has a notional value of $150 million, or approximately 53% of the Company’s currently outstanding $285 million in Senior Notes. The swap has a term of just over two years with a maturity date that coincides with the earliest redemption date of the Senior Notes. This agreement lowers the Company’s borrowing cost by 200 basis points on the swapped portion of the Senior Notes, or approximately $3 million per year in interest expense. Cash interest savings for the first three fiscal months of 2006 was $0.8 million.
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
As part of General Cable’s ongoing efforts to reduce total operating costs, the Company continuously evaluates its ability to more efficiently utilize existing manufacturing capacity. Such evaluation includes the costs associated with and benefits to be derived from the combination of existing manufacturing assets into fewer plant locations and the possible outsourcing of certain manufacturing processes. During 2004, the Company completed the closure of certain of its industrial and specialty manufacturing plants which resulted in a $7.6 million charge in 2003 and a $7.4 million charge in 2004. During 2005, the

Company closed certain of its communications cable manufacturing plants which resulted in a net $18.6 million charge in 2005 (none in the first three fiscal months of 2005). There were no charges recorded for closure costs for the three fiscal months ended March 31, 2006.
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
In the first quarter of 2005, the Company acquired certain assets of Draka Comteq’s business in North America for a purchase price of $7.5 million in cash, subject to post-closing adjustments. The Company incurred $0.1 million of costs and expenses associated with the acquisition. The net assets acquired are located in Franklin, Massachusetts and manufacture specialty electronics and datacom products. The assets acquired included machinery and equipment, inventory, prepaid assets and intangible assets, net of the assumption of trade payables. The purchase price has been allocated based on the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition. During the second quarter of 2005, the final purchase price was agreed with Draka resulting in a cash payment of approximately $0.2 million to the Company. The pro forma effects of the acquisition were not material.
On December 22, 2005, the Company completed its purchase of the shares of the wire and cable manufacturing business of SAFRAN SA, a diverse, global high technology company. The acquired business is known under the name Silec Cable, S.A.S. (“Silec”). Silec® is based in Montereau, France and employs approximately 1,000 associates with nearly one million square feet of manufacturing space in that location. In 2005, prior to the acquisition date, Silec® reported global sales of approximately $282.7 million of which about 52% were linked to energy infrastructure. In the high-voltage and extra high-voltage market, Silec® is a recognized leader around the world providing the critical link to bring power from the grid into major urban areas. The consideration paid for the acquisition was approximately $82.8 million including fees and expenses at closing which represented 85% of the total estimated purchase price, subject to adjustment under the terms of the definitive share purchase agreement. A preliminary purchase price allocation based on the estimated fair values, or other measurements as applicable, of the assets acquired and the liabilities assumed at the date of acquisition has been reflected in the Condensed Consolidated Balance Sheet as of March 31, 2006 and December 31, 2005. This allocation is preliminary, and up to this point, approximately $3.4 million has been allocated to intangible assets and no in-process research and development costs have been identified to be written off, although these allocations could change as further valuations are completed. Pro forma results of the Silec® acquisition are not material.
On December 30, 2005, the Company completed the acquisition of the Mexican ignition wire set business of Beru AG, a worldwide leading manufacturer of diesel cold start systems. The acquired business is known under the name Beru S.A. de C.V. (Beru S.A.). Beru S.A. is based in Cuernavaca, Mexico and employs approximately 100 associates with one hundred thousand square feet of manufacturing space. Beru S.A. operates an automotive aftermarket assembly and distribution operation with annual revenues of approximately $7 million per year. Pro forma results of the Beru S.A. acquisition are not material.
The results of operations of the acquired businesses discussed above have been included in the consolidated financial statements since the respective dates of acquisition.
Critical Accounting Policies and Estimates
The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. A summary of significant accounting policies is provided in Note 2 to the Condensed Consolidated Financial Statements. The application of these policies requires management to make estimates and judgments that affect the amounts reflected in the financial statements. Management bases its estimates and judgments on historical experience, information that is available to management about current events and actions the Company may take in the future and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The most critical judgments impacting the financial statements include those policies described below. In addition, significant estimates and judgments are also involved in the valuation allowances for sales incentives and accounts receivable; legal, environmental, asbestos and customer reel deposit liabilities; assets and obligations related to other post-retirement benefits; and self insured workers compensation and health insurance reserves. Management believes these judgments have been materially accurate in the past and the basis for these judgments should not change significantly in the future. Management periodically evaluates and updates the estimates used in the application of its accounting policies, adjusts amounts in the financial statements as necessary and has discussed the development, selection and disclosure of these estimates with the Audit Committee of the Company’s Board of Directors.
Inventory Costing and Valuation
General Cable utilizes the LIFO method of inventory accounting for its metals inventory. The Company’s use of the LIFO method results in its income statement reflecting the current costs of metals, while metals inventories in the balance sheet are valued at historical costs as the LIFO layers were created. As a result of volatile copper prices, the replacement cost of the Company’s copper inventory exceeded the historic LIFO cost by approximately $141 million at March 31, 2006 and by approximately $107 million at December 31, 2005. If LIFO inventory quantities are reduced in a period when replacement costs exceed the LIFO value of the inventory, the Company would experience an increase in reported earnings. Conversely, if LIFO inventory quantities are reduced in a period when replacement costs are lower than the LIFO value of the inventory, the Company would experience a decline in reported earnings. If the Company was not able to recover the LIFO value of its inventory at a profit in some future period when replacement costs were lower than the LIFO value of the inventory, the Company would be required to take a charge to recognize in its income statement all or a portion of the higher LIFO value of the inventory.
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
Pension Accounting
Pension expense for the defined benefit pension plans sponsored by General Cable is determined based upon a number of actuarial assumptions, including an expected long-term rate of return on assets of 8.5%. This assumption was based on input from actuaries, including their review of historical 10 year, 20 year, and 25 year rates of inflation and real rates of return on various broad equity and bond indices in conjunction with the diversification of the asset portfolio. The expected long-term rate of return on assets is based on an asset allocation assumption of 65% allocated to equity investments, with an expected real rate of return of 7%, and 35% to fixed-income investments, with an expected real rate of return of 3%, and an assumed long-term rate of inflation of 3%. The actual asset allocations were 65.5% of equity investments and 65% of equity investments, respectively, and 34.5% of fixed-income investments and 35% of fixed-income investments, respectively, at March 31, 2006 and at December 31, 2005. Management believes that long-term asset allocations on average will approximate the Company’s assumptions and that an 8.5% long-term rate of return is a reasonable assumption.
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
The determination of future pension obligations utilizes a discount rate based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency which are expected to be available during the period to maturity of the projected pension benefit obligations, and input from our actuaries. The discount rate used at December 31, 2005 was 5.75%.
General Cable evaluates its actuarial assumptions at least annually, and adjusts them as necessary. In 2005, pension expense for the Company’s defined benefit plans was $5.4 million. Based on an expected rate of return on plan assets of 8.5%, a discount rate of 5.75% and various other assumptions, the Company estimates its 2006 pension expense for its defined benefit plans will increase approximately $2.1 million, excluding curtailment costs, from 2005, primarily due to a decrease in the discount rate, pension expense of acquired companies and lower than expected investment performance in 2005. A 1% decrease in the assumed discount rate, excluding curtailment costs, would increase pension expense by approximately $1.3 million. Future pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the populations participating in the plans. In the event that actual results differ from the actuarial assumptions, the funded status of the defined benefit plans may change and any such change could result in a charge or credit to equity and an increase or decrease in future pension expense and cash contributions.

Deferred Income Tax Valuation Allowance
General Cable records a valuation allowance to reduce deferred tax assets to the amount that it believes is more likely than not to be realized. The valuation of the deferred tax asset is dependent on, among other things, the ability of the Company to generate a sufficient level of future taxable income. In estimating future taxable income, the Company has considered both positive and negative evidence, such as historical and forecasted results of operations, including the losses realized earlier in the decade, and has considered the implementation of prudent and feasible tax planning strategies. At March 31, 2006, the Company had recorded a net deferred tax asset of $79.1 million ($39.4 million current and $39.7 million long term). Approximately $7.5 million of this deferred tax asset must be utilized prior to its expiration in the period 2007-2009. The remainder of the asset may be used for at least 15 years. This finite life has also been considered by the Company in the valuation of the asset. The Company has and will continue to review on a quarterly basis its assumptions and tax planning strategies and, if the amount of the estimated realizable net deferred tax asset is less than the amount currently on the balance sheet, the Company would reduce its deferred tax asset, recognizing a non-cash charge against reported earnings. At March 31, 2006, the Company concluded that, more likely than not, the net deferred tax asset will be realized.
Revenue Recognition
The majority of the Company’s revenue is recognized when goods are shipped to the customer, title and risk of loss are transferred, pricing is fixed or determinable and collectibility is reasonably assured. Most revenue transactions represent sales of inventory. A provision for payment discounts, product returns and customer rebates is estimated based upon historical experience and other relevant factors and is recorded within the same period that the revenue is recognized. The Company also has revenue arrangements with multiple deliverables where the multiple deliverables are divided into separate units of accounting when the delivered items have value on a standalone basis, there is objective and reliable evidence of undelivered items and the general right of return is substantially in the control of the Company. Revenue arrangements of this type are generally contracts where the Company is hired to both produce and install a certain product. Revenue is recognized for the product upon title transfer to the customer but revenue recognition on installation is deferred until installation is complete.
Business Combination Accounting
Acquisitions entered into by the Company are accounted for using the purchase method of accounting. The purchase method requires management to make significant estimates. Management must determine the cost of the acquired entity based on the fair value of the consideration paid or the fair value of the net assets acquired, whichever is more clearly evident. This cost is then allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. In addition, management, with the assistance of valuation professionals, must identify and estimate the fair values of intangible assets that should be recognized as assets apart from goodwill. See Note 3 to the Condensed Consolidated Financial Statements for a brief discussion on the preliminary purchase price allocation for the purchase of Silec® and for further discussion on the estimations used in calculating the purchase price allocation.
New Accounting Standards
In February 2006, SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140,” was issued. This statement provides companies with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133 by allowing companies to make an irrevocable election to measure a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. The election may be made on an instrument-by-instrument basis and can be made only when a hybrid financial instrument is initially recognized or undergoes a remeasurement event. SFAS No. 155 also requires that interests in securitized financial assets be evaluated to identify whether they are freestanding derivatives or hybrid financial instruments containing an embedded derivative that requires bifurcation. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The Company is currently evaluating the impact of adopting SFAS No. 155 on its consolidated financial position, results of operations and cash flows.
In March 2006, SFAS No. 156, “Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140,” was issued. SFAS No. 156 requires recognition of a servicing asset or liability at fair value each time an obligation is undertaken to service a financial asset by entering into a servicing contract. SFAS No. 156 also provides guidance on subsequent measurement methods for each class of servicing assets and liabilities and specifies financial statement presentation and disclosure requirements. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. The Company is currently evaluating the impact of adopting SFAS No. 156 on its consolidated financial position, results of operations and cash flows.

In July 2005, the FASB issued an exposure draft, “Accounting for Uncertain Tax Positions: an Interpretation of FASB Statement 109.” This proposed Interpretation clarifies accounting for uncertain tax positions in accordance with SFAS No. 109. Specifically, the Interpretation requires recognition of a Company’s best estimate of the impact of a tax position only if that position is probable of being sustained by an audit based only on the technical merits of the position. Tax positions failing the probable recognition threshold would result in adjustments in recorded deferred tax assets or liabilities and changes in income tax payables or receivables. This Interpretation, as originally drafted, would become effective for the first fiscal year ending after December 15, 2005. However, the FASB currently does not expect to issue a final Interpretation until the second quarter of 2006 with the planned effective date being the first quarter of 2007. The Company is currently evaluating the impact of adopting this proposed Interpretation on its consolidated financial position, results of operations and cash flows.
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
In March 2006, the FASB issued an exposure draft, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106, and 132(R).” This proposed statement requires an employer that sponsors one or more defined benefit pension or other postretirement plans to recognize an asset or liability for the over-funded or under-funded status of its defined benefit postretirement plans. Employers would be required to record all unrecognized prior service costs and unrecognized actuarial gains and losses in accumulated other comprehensive income (loss), and these amounts would then be reclassified into earnings as components of net periodic benefit cost/income pursuant to the current recognition and amortization provisions of SFAS No. 87 and SFAS No. 106. The proposed statement also requires an employer to measure plan assets and benefit obligations as of the date of the employer’s statement of financial position. This statement, if approved, would become effective for fiscal years ending after December 15, 2006 except for the requirement to measure plan assets and benefit obligations as of the statement of financial position date, which would become effective for fiscal years beginning after December 15, 2007.
Results of Operations
The following table sets forth, for the periods indicated, statement of operations data in millions of dollars and as a percentage of net sales. Percentages may not add due to rounding.

	Three Fiscal Months Ended
	March 31, 2006		April 1, 2005
	Amount	%	Amount	%
Net sales	$804.3	100.0%	$554.2	100.0%
Cost of sales	706.7	87.9%	486.8	87.8%

Gross profit	97.6	12.1%	67.4	12.2%
Selling, general and administrative expenses	55.4	6.9%	43.2	7.8%

Operating income	42.2	5.2%	24.2	4.4%
Other income (expense)	0.8	0.1%	(0.1)	—
Interest expense, net	(9.6)	(1.2)%	(9.9)	(1.8)%

Income before income taxes	33.4	4.2%	14.2	2.6%
Income tax provision	(12.0)	(1.5)%	(5.2)	(0.9)%

Net income	21.4	2.7%	9.0	1.6%
Less: preferred stock dividends	(0.1)	—	(1.5)	(0.3)%

Net income applicable to common shareholders	$21.3	2.6%	$7.5	1.4%

Three Fiscal Months Ended March 31, 2006 Compared with Three Fiscal Months Ended April 1, 2005
The net income applicable to common shareholders was $21.3 million in the first quarter of 2006 compared to net income applicable to common shareholders of $7.5 million in the first quarter of 2005. The net income applicable to common shareholders for the first quarter of 2006 included a $0.1 million dividend on preferred stock, $0.2 million in additional compensation expense from adopting SFAS 123(R), and a charge of $1.0 million to settle a patent dispute with a competitor. The net income applicable to common shareholders for the first quarter of 2005 included a $1.5 million dividend on preferred stock.
Net Sales
The following tables set forth metal-adjusted net sales and metal pounds sold by segment, in millions. Net sales for the first quarter of 2005 have been adjusted to reflect the 2006 copper COMEX average price of $2.25 per pound (a $0.78 increase compared to the prior period) and the aluminum rod average price of $1.15 per pound (a $0.21 increase compared to the prior period).
Metal-adjusted net sales (in millions of dollars), a non-GAAP financial measure, is provided herein in order to eliminate metal price volatility from the comparison of revenues from one period to another. See previous discussion of metal price volatility in the “General” section.

	Metal-Adjusted Net Sales
	Three Fiscal Months Ended
	March 31, 2006		April 1, 2005
	Amount	%	Amount	%
Energy	$300.1	37%	$223.3	34%
Industrial & specialty	354.2	44%	288.6	44%
Communications	150.0	19%	139.8	22%

Total metal-adjusted net sales	804.3	100%	651.7	100%

Metal adjustment	—		(97.5)

Total net sales	$804.3		$554.2

	Metal Pounds Sold
	Three Fiscal Months Ended
	March 31, 2006		April 1, 2005
	Pounds	%	Pounds	%
Energy	89.5	44%	70.6	44%
Industrial & specialty	80.3	40%	60.4	38%
Communications	31.8	16%	29.5	18%

Total metal pounds sold	201.6	100%	160.5	100%

Net sales increased 45% to $804.3 million in the first quarter of 2006 from $554.2 million in the first quarter of 2005. The net sales increase included $88.6 million of sales attributable to the newly acquired Silec® and Beru S.A. businesses and was net of a $13.5 million unfavorable impact of foreign currency exchange rate changes, primarily the Euro. After adjusting 2005 net sales to reflect the $0.78 increase in the average monthly COMEX price per pound of copper and the $0.21 increase in the average aluminum rod price per pound in 2006, net sales increased 23% to $804.3 million, up from $651.7 million in 2005, and net sales increased 9.8% exclusive of sales attributable to Silec® and Beru S.A. when compared to 2005 metal-adjusted net sales. The increase in metal-adjusted net sales reflects a 34% increase in the energy segment, a 23% increase in the industrial & specialty segment and a 7% increase in the communications segment. Metal pounds sold increased 26% compared to the first quarter of 2005 (13% excluding Silec®). Metal pounds sold is provided herein as the Company believes this metric to be a good measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes and the Company believes its product mix to be relatively constant quarter over quarter.
The 34% increase in metal-adjusted net sales for the energy segment reflects a 17% increase in net sales in North America and a 68% increase in net sales in the Company’s international operations. The North American net sales improvement reflects increased selling prices to recover significant raw material price increases, a better mix of products sold, an increase in both bare aluminum transmission and medium voltage distribution cable demand and a $2.4 million favorable impact from changes in foreign currency exchange rates, primarily the Canadian dollar. The Company expects to continue to experience inflationary pressure on its raw material costs and will continue to increase selling prices to offset the negative effect of rising raw material costs to the extent that it is able and as quickly as possible. The Company anticipates demand for transmission and distribution cables to remain strong as a result of the passage of energy legislation in the United States in 2005 that is aimed at improving the transmission grid infrastructure and the reliability of power availability. The Company’s international operations benefited from increased demand for low voltage aluminum energy cables, increased wind farm projects, improved selling prices and increased sales of $40.6 million as a result of the Silec® acquisition. This increase was partially offset by a $5.7 million unfavorable impact from changes in foreign currency exchange rates, primarily the Euro.
The 23% increase in metal-adjusted net sales in the industrial & specialty segment reflects a 27% increase in the Company’s international operations and an 18% increase in North America. The increase in the net sales of the Company’s international operations reflects increased demand for wire and cable used in residential applications and low voltage rubber cables used in industrial applications, improved selling prices and a $40.7 million increase in sales due to the Silec® acquisition. This increase was partially offset by a $9.7 million unfavorable impact from changes in foreign currency exchange rates, primarily the Euro. The increase in the net sales of the Company’s North American operation is due to an increase in sales of specialty cables for mining, oil, gas and petrochemical applications as well as portable power cables and cords and an increase in selling prices in North America to recover increased raw material costs. The Company believes the improvement in North American sales volume will continue for the foreseeable future in line with general economic activity and elevated energy costs which helps to drive demand.
The 7% increase in the communications segment metal-adjusted net sales reflects an increase in both North America and the Company’s international operations. Metal-adjusted net sales increased from the recent increase in demand for networking cables due to the Company’s go-to-market strategy and an increase in selling prices including improved pricing in the telecommunications spot market, which more than offset the decline in sales to the Company’s traditional Regional Bell Operating Company telecommunications customers.
Gross Profit
Gross profit increased to $97.6 million in the first quarter of 2006 from $67.4 million in the first quarter of 2005. Gross profit as a percentage of metal-adjusted net sales was 12.1% for the three fiscal months ended March 31, 2006 and was 10.3% for the three fiscal months ended April 1, 2005. The improved profit margin on metal-adjusted net sales is the result of increased selling prices to recover raw material costs, higher factory utilization, higher demand for the Company’s products, and improved efficiency as a result of Lean manufacturing initiatives.
Selling, General and Administrative Expense
Selling, general and administrative expense increased to $55.4 million in the first quarter of 2006 from $43.2 million in the first quarter of 2005. The increase in SG&A was primarily related to incremental SG&A costs within the acquired Silec® and Beru S.A. businesses as well as due in part to the timing of recognition of incentive related compensation due to the improved year-over-year financial performance of the Company as well as increased stock compensation costs, partly as a result of the adoption of SFAS 123(R). Reported SG&A was 6.9% of net sales in the first quarter of 2006, up from 6.6% of metal-adjusted net sales in the first quarter of 2005 principally due to the incentive related liabilities.
Operating Income
The following table sets forth operating income by segment, in millions of dollars.

		Operating Income
	Three Fiscal Months Ended,
	March 31, 2006		April 1, 2005
	Amount	%	Amount	%
Energy	$18.5	44%	$12.3	51%
Industrial & specialty	19.9	47%	9.2	38%
Communications	3.8	9%	2.7	11%

Subtotal excluding corporate charges	42.2	100%	24.2	100%

Corporate charges	—		—

Total operating income	$42.2		$24.2

Operating income of $42.2 million for the first quarter of 2006 increased from $24.2 million in the first quarter of 2005. This increase is primarily the result of increased selling prices to recover rising material costs, higher factory utilization and related efficiencies, higher demand in all of the Company’s segments, ongoing Lean manufacturing cost containment and efficiency efforts and approximately $0.6 million from the acquisitions of Silec® and Beru S.A. The increase is partially offset by a $1.3 million decrease due to the impact of foreign currency exchange rate changes as well as a $1.0 million settlement of a patent dispute with a competitor.
Other Income (Expense)
Other income was $0.8 million in the first quarter of 2006 as compared to a $0.1 million expense in the first quarter of 2005. The 2006 and 2005 other income (expense) amounts are comprised of foreign currency transaction gains (losses) which resulted from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated.
Interest Expense
Net interest expense decreased to $9.6 million in the first quarter of 2006 from $9.9 million in the first quarter of 2005. The decrease in interest expense is principally due to savings from the Company’s cross currency and interest rate swap. The decrease is partially offset by higher average LIBOR interest rates on the Company’s floating rate credit facility for the first three fiscal months of 2006 as compared to the same period in 2005 as well as interest expense related to the debt incurred to purchase the Silec® business.
Tax Provision
The Company’s effective tax rate for the first quarter of 2006 and 2005 was 35.9% and 36.5%, respectively.
Preferred Stock Dividends
The Company accrued and paid $0.1 million and $1.5 million, respectively, in dividends on its preferred stock in the first quarter of 2006 and 2005. The significant decrease in dividends paid during the first quarter of 2006 is due to the reduction in the number of outstanding shares of preferred stock as a result of the Company’s inducement offer in 2005.
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
The following table sets forth net cash flows of operating activities by geographic group for the following periods (in millions):

	Three Fiscal Months Ended
	March 31,	April 1,
	2006	2005
North America	$(18.0)	$(14.3)
International	(12.2)	9.2

Total	$(30.2)	$(5.1)

Cash flow used by operating activities in the first three fiscal months of 2006 was $30.2 million. This reflects a $86.4 million increase in accounts receivable and a $15.7 million increase in inventories. The increase in accounts receivable reflects increased selling prices in response to increased raw material costs, increased sales volumes and the Company’s normal seasonal trend. Inventory has increased as a result of the Company’s need to service increased demand in its end markets. These cash outflows were partially offset by an increase in accounts payable, accrued and other liabilities of $32.2 million, a $3.2 million decrease in other assets and net income before depreciation and amortization, foreign currency exchange (gain) loss, deferred income taxes and loss on the disposal of property of $36.5 million. The increase in accounts payable, accrued and other liabilities is primarily due to an increase in accounts payable which reflects greater manufacturing activity and increased raw material costs in the first quarter of 2006 than that experienced near the end of 2005.
Cash flow used by investing activities was $8.4 million in the first three fiscal months of 2006, principally reflecting $8.0 million of capital expenditures. The Company anticipates capital spending to be approximately $50 million or more in 2006.
Cash flow provided by financing activities in the first three fiscal months of 2006 was $29.1 million. This reflects an increase in borrowings under the Company’s revolving credit facility of $19.2 million, which was due primarily to higher working capital requirements as a result of seasonal demand as well as the higher cost of raw materials. The Company also received $6.1 million from the exercise of stock options, and $3.3 million was the excess tax benefit from stock-based compensation recognized upon the adoption of SFAS 123(R). These increases were partially offset by the payment of preferred stock dividends of $0.1 million.
The Company’s senior unsecured notes (the “Notes”) were issued in November 2003 in the amount of $285.0 million, bear interest at a fixed rate of 9.5% and mature in 2010. General Cable Corporation and its material North American wholly-owned subsidiaries fully and unconditionally guarantee the Notes on a joint and several basis.
The Company’s current senior secured revolving credit facility, as amended, provides for up to $300.0 million in borrowings, including a $50.0 million sublimit for the issuance of commercial and standby letters of credit and a $20.0 million sublimit for swingline loans. Advances under the credit facility are limited to a borrowing base computed using defined advance rates for eligible accounts receivable, inventory, equipment and owned real estate properties. The fixed asset component of the borrowing base is subject to scheduled reductions. At March 31, 2006, the Company had undrawn availability of $131.3 million under the credit facility.
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
During the fourth quarter of 2005, the Company further amended the Amended and Restated Credit Agreement which increased the borrowing limit on the senior secured revolving credit facility from $275.0 million to $300.0 million. Additionally, the amendment extended the maturity date by almost two years to August 2010, lowered borrowing costs by approximately 65 basis points and reduced unused facility fees. Also, the amendment eliminated or relaxed several provisions, including eliminating the annual limit on capital expenditures, expanding permitted indebtedness to include acquired indebtedness of newly acquired foreign subsidiaries, and increasing the level of permitted loan-funded acquisitions. Finally, the amendment satisfied the financing conditions to the Company’s inducement offer to convert shares of its 5.75% Series A Redeemable Convertible Preferred Stock into its common stock, which was announced and commenced on November 9, 2005. Specifically, the amendment permitted the Company to draw funds from its credit facility to pay the conversion offer premium plus the funds necessary to make a final dividend payment to holders of the preferred stock who converted their shares in the inducement offer. For more information on the inducement offer, see Note 16 of the Company’s Notes to Consolidated Financial Statements as filed with the SEC on the Annual Report Form 10-K for 2005.
On December 27, 2005, General Cable entered into a capital lease for certain pieces of equipment being used at the Company’s Indianapolis polymer plant. The capital lease agreement provides that the lease payments for the machinery and equipment will be approximately $0.6 million semi-annually, or approximately $1.2 million on an annual basis. The lease expires in December of 2010, and General Cable has the option to purchase the machinery and equipment for fair value at the end of the lease term. The present value of the minimum lease payments on the capital lease at inception was approximately $5.0 million that was reflected in fixed assets and in short-term ($0.9 million) and long-term ($4.1 million) lease obligations in the Company’s December 31, 2005 balance sheet.
On December 22, 2005, Grupo General Cable Sistemas, S.A., a wholly owned Spanish subsidiary of General Cable, entered into both a term loan facility and a revolving credit facility totaling €75 million. This combined facility was entered into to provide Euro-denominated borrowings to partly fund the subsidiary’s acquisition of Silec® and to provide funds for general corporate needs of the European business. See Note 3 of this document for more details on the acquisition of Silec®.
The term loan facility of €50 million is available in up to three tranches, with an interest rate of Euribor plus 0.8% to 1.5% depending on certain debt ratios. The term loan is repayable in fourteen semi-annual installments, maturing seven years following the draw down of each tranche. As of March 31, 2006, $36.4 million is currently drawn under this term loan facility, leaving undrawn availability of approximately $24.2 million.
The revolving credit facility of €25 million matures at the end of five years and carries an interest rate of Euribor plus 0.6% to 1.0% depending on certain debt ratios. No funds are currently drawn under this revolving credit facility, leaving undrawn availability of approximately $30.3 million as of March 31, 2006. Commitment fees ranging from 15 to 25 basis points per annum on any unused commitments under the revolving credit facility will be assessed to Grupo General Cable Sistemas, S.A., and are payable on a quarterly basis.
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
In addition to this new revolving credit facility, the Company’s European operations participate in arrangements with several European financial institutions that provide extended accounts payable terms to the Company on an uncommitted basis. In general, the arrangements provide for accounts payable terms of up to 180 days. At March 31, 2006, the arrangements had a maximum availability limit of the equivalent of approximately $143 million, of which approximately $135 million was drawn. Should the availability under these arrangements be reduced or terminated, the Company would be required to negotiate longer payment terms or repay the outstanding obligations with suppliers under this arrangement over 180 days and seek alternative financing arrangements which could increase the Company’s interest expense. The Company also has an approximate $42 million uncommitted facility in Europe, which allows the Company to sell at a discount, with limited recourse, a portion of its accounts receivable to a financial institution. At March 31, 2006, none of this accounts receivable facility was drawn.
During the fourth quarter of 2002, as a result of declining returns in the investment portfolio of the Company’s defined benefit pension plan, the Company was required to record a minimum pension liability equal to the underfunded status of its plan. At December 31, 2002, the Company recorded an after-tax charge of $29.2 million to accumulated other comprehensive income in the equity section of its balance sheet. During 2003, the investment portfolio experienced improved performance and as a result, the Company was able to reduce the after tax charge to accumulated other comprehensive income by $7.3 million. During 2004, the after tax charge to accumulated other comprehensive income was increased by $0.2 million. During the fourth quarter of 2005, as a result of investment asset performance that was below expectations and changes in certain actuarial assumptions, including the discount rate and mortality rate, the Company was required to record an additional minimum pension liability on its books in an amount that would fully accrue the underfunded status of the plans. As of December 31, 2005, the defined benefit plans were underfunded by approximately $40.9 million based on the actuarial methods and assumptions utilized for purposes of the applicable accounting rules and interpretations, and therefore the Company accrued an additional liability of $13.6 million. In 2006, pension expense is expected to increase approximately $2.1 million, excluding curtailment costs, from 2005, principally due to a decrease in the discount rate, pension expense of acquired companies and lower than expected investment performance in 2005, and cash contributions are expected to decrease approximately $2.3 million from 2005.

As part of General Cable’s ongoing efforts to reduce total operating costs, the Company continuously evaluates its ability to more efficiently utilize existing manufacturing capacity. Such evaluation includes the costs associated with and benefits to be derived from the combination of existing manufacturing assets into fewer plant locations and the possible outsourcing of certain manufacturing processes. During 2004, the Company completed the closure of certain of its industrial and specialty manufacturing plants which resulted in a $7.6 million charge in 2003 (of which approximately $1.3 million were cash payments) and a $7.4 million charge in 2004 (of which approximately $4.7 million were cash payments). During 2005, the Company closed certain of its communications cable manufacturing plants which resulted in a net $18.6 million charge in 2005 (of which approximately $7.5 million were cash payments). There were no charges recorded for closure costs for the three fiscal months ended March 31, 2006 and April 1, 2005.
Summarized information about the Company’s contractual obligations and commercial commitments as of March 31, 2006 is as follows (in millions of dollars):

	Payments Due by Period
		Less than	1 - 3	4 - 5	After 5
	Total	1 Year	Years	Years	Years
Contractual obligations:

Total debt (excluding capital leases)	$467.0	$6.1	$11.0	$430.2	$19.7
Capital leases	5.3	1.0	2.0	2.3	—
Interest payments on Senior Notes	135.4	27.1	54.2	54.1	—
Preferred stock dividend payments	2.3	0.3	0.6	0.6	0.8
Operating leases	26.5	7.5	9.1	5.6	4.3
Commodity futures and forward pricing agreements	226.8	226.6	0.2	—	—
Foreign currency contracts	51.1	50.1	1.0	—	—
Cross currency and interest rate swap	174.6	11.4	163.2	—	—

Total	$1,089.0	$330.1	$241.3	$492.8	$24.8

As mentioned previously in the “Current Business Environment” section, a cross currency and interest rate swap was entered into in 2005 by the Company partly to reduce the borrowing cost on a portion of the $285.0 million in Senior Notes. Under the Senior Notes, the Company is required to make payments, at a fixed interest rate of 9.5%, on the $285.0 million balance of the Senior Notes to the holders of the Senior Notes. Under the swap, the Company is required to make future payments, at a fixed interest rate of 7.5%, on the Euro-denominated balance of its cross currency and interest rate swap to the parties involved in the swap. The Company is also required, at the end of the swap’s life in the fourth quarter of 2007, to swap the original Euro-denominated principal balance that was equivalent to approximately $151.7 million as of March 31, 2006 and $148.4 million as of December 31, 2005. However, the Company, in return, receives payments from the parties involved in the swap, at a fixed rate of 9.5%, on the dollar-denominated balance of its cross currency and interest rate swap, and the Company will receive, at the end of the swap’s life in the fourth quarter of 2007, a payment on the original dollar-denominated principal balance of $150.0 million.
The principal U.S. operating subsidiary has unconditionally guaranteed the payments required to be made to the parties involved in the swap. The guarantee continues until the commitment under the swap has been paid in full, including principal plus interest, with the final amount due in November 2007. This subsidiary’s maximum exposure under this guarantee was approximately $174.6 million as of March 31, 2006, but the net exposure position was a favorable $4.0 million. As of March 31, 2006, the amount recorded in General Cable’s consolidated financial statements for this liability was not significant.
The Company will be required to make future cash contributions to its defined benefit pension plans. The estimate for these contributions is approximately $8.6 million during 2006. Estimates of cash contributions to be made after 2006 are difficult to determine due to the number of variable factors which impact the calculation of defined benefit pension plan contributions. General Cable will also be required to make interest payments on its variable rate debt. The interest payments to be made on the Company’s revolving loans and other variable debt are based on variable interest rates and the amount of the borrowings under the revolving credit facility depend upon the Company’s working capital requirements. The Company’s preferred stock dividends are payable in cash or common stock or a combination thereof. 93.72% of the preferred stock was retired by the Company through an inducement offer in December 2005 that has significantly reduced future obligation amounts for preferred stock dividend payments. For more information on the inducement offer, see Note 16 of the Company’s Notes to Consolidated Financial Statements as filed with the SEC on the Annual Report Form 10-K for 2005.
In conjunction with the assessment that the Company carried out as a result of the requirements of FIN 47, “Accounting for Conditional Asset Retirement Obligations,” the Company identified various operating facilities that contain encapsulated asbestos that existing legislation would require the Company to dispose of with special procedures upon a demolition or major renovation of the facilities. No liability has currently been recognized on the Company’s Condensed Consolidated Balance Sheet for these special procedures since the Company does not have the information available to estimate a range of potential settlement dates. The estimate is not possible due to the fact that the operating facilities are in full use and no plans in any budget, forecast or other forward-looking plan of the Company currently projects any of these facilities to undergo demolition or major renovation. At any time in the future when any of these facilities is designated for demolition or major renovation, the Company will then have the information it needs to estimate and record the potential liability, and the Company intends to do so at that time.
The Company anticipates being able to meet its obligations as they come due based on historical experience and the expected availability of funds under its amended credit facility.
Off Balance Sheet Assets and Obligations
As part of the BICC plc acquisition, BICC agreed to indemnify General Cable against environmental liabilities existing at the date of the closing of the purchase of the business. In the sale of the businesses to Pirelli, General Cable generally indemnified Pirelli against any environmental liabilities on the same basis as BICC plc indemnified the Company in the earlier acquisition. However, the indemnity the Company received from BICC plc related to the European business sold to Pirelli terminated upon the sale of those businesses to Pirelli. In addition, General Cable has agreed to indemnify Pirelli against any warranty claims relating to the prior operation of the business. General Cable agreed to indemnify Raychem HTS Canada, Inc., a business division of Tyco International, Ltd. for certain environmental liabilities existing at the date of the closing of the sale of the Company’s former Pyrotenax business. This Raychem HTS indemnity ended in April 2006, and no outstanding claims exist under this expired indemnity. General Cable has also agreed to indemnify Southwire Company against certain liabilities arising out of the operation of the business sold to Southwire prior to its sale. As part of the 2005 acquisition, SAFRAN SA agreed to indemnify General Cable against certain environmental liabilities existing at the date of the closing of the purchase of Silec®.
During 2005 and the three fiscal months ended March 31, 2006, one of the Company’s international operations contracted with a bank to transfer accounts receivable that it was owed from one customer to the bank in exchange for payments of approximately $1 million and $0.5 million, respectively. As the transferor, the Company surrendered control over the financial assets included in the transfers and has no further rights regarding the transferred assets. The transfers were treated as sales and the approximate $1.5 million received was accounted for as proceeds from the sales. All assets sold were removed from the Company’s balance sheet upon completion of the transfers, and no further obligations exist under these agreements.
The Company had outstanding letters of credit related to its revolving credit agreement of approximately $32.9 million and $34.4 million, respectively, as of March 31, 2006 and April 1, 2005. These letters of credit are primarily renewed on an annual basis, and the majority of the amount relates to risks associated with an outstanding industrial revenue bond, with self insurance claims and with defined benefit plan termination.
Environmental Matters
The Company’s expenditures for environmental compliance and remediation amounted to approximately $0.4 million for the three fiscal months ended March 31, 2006, $1.5 million in all of 2005 and $1.4 million in all of 2004. In addition, certain of General Cable’s subsidiaries have been named as potentially responsible parties in proceedings that involve environmental remediation. The Company had accrued $2.1 million at March 31, 2006 for all environmental liabilities. In the Wassall acquisition of General Cable from American Premier Underwriters, American Premier indemnified the Company against certain environmental liabilities arising out of General Cable or its predecessors’ ownership or operation of properties and assets, which were identified during the seven-year period, ended June 2001. As part of the 1999 acquisition, BICC plc agreed to indemnify General Cable against environmental liabilities existing at the date of the closing of the purchase of the business. As part of the 2005 acquisition, SAFRAN SA agreed to indemnify General Cable against certain environmental liabilities existing at the date of the closing of the purchase of Silec®. The Company has agreed to indemnify Pirelli, Raychem HTS, Canada, Inc. and Southwire Company against certain environmental liabilities arising out of the operation of the divested businesses prior to the sale. The Raychem HTS indemnity ended in April 2006, and no outstanding claims exist under this expired indemnity. However, the indemnity the Company received from BICC plc related to the business sold to Pirelli terminated upon the sale of those businesses to Pirelli. While it is difficult to estimate future environmental liabilities, the Company does not currently anticipate any material adverse effect on results of operations, cash flows or financial position as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
General Cable is exposed to various market risks, including changes in interest rates, foreign currency and commodity prices. To manage risk associated with the volatility of these natural business exposures, General Cable enters into interest rate, commodity and foreign currency derivative agreements related to both transactions and its net investment in its European operations as well as copper and aluminum forward purchase agreements. General Cable does not purchase or sell derivative instruments for trading purposes. General Cable does not engage in trading activities involving commodity contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques.
The notional amounts and fair values of these financial instruments at March 31, 2006 and December 31, 2005 are shown below (in millions). The carrying amount of the financial instruments was a net asset of $18.7 million at March 31, 2006 and $14.1 million at December 31, 2005.

	March 31, 2006		December 31, 2005
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Cash flow hedges:
Interest rate swap	$9.0	$(0.3)	$9.0	$(0.4)
Foreign currency forward exchange	51.1	2.7	43.1	0.3
Commodity futures	85.0	16.9	39.9	11.6
Net investment hedges:
Cross currency and interest rate swap	150.0	(0.6)	150.0	2.6

		$18.7		$14.1

In the normal course of business, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. At March 31, 2006 and December 31, 2005, General Cable had $141.3 million and $106.2 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At March 31, 2006 and December 31, 2005, General Cable had an unrealized gain of $17.0 million and $11.4 million, respectively. General Cable expects the unrealized gains under these agreements to be offset as a result of firm sales price commitments with customers.
Item 4. Controls and Procedures
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

In connection with the preparation of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as of March 31, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation and the same evaluation performed in connection with the preparation of the Company’s 2005 Annual Report on Form 10-K, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
As mentioned on Page 46 of the Company’s 2005 Annual Report on Form 10-K as filed with the SEC on March 15, 2006, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not, and as of the date of this filing does not, include an assessment of certain elements of the internal control over financial reporting of Beru S.A. de C.V., acquired on December 30, 2005, and Silec Cables, acquired on December 22, 2005. Management has prepared an assessment plan and has begun the work that is required to review and document the internal controls of these acquired entities. The documentation of the internal controls will be carried out during the second quarter of 2006, with testing occurring in the third quarter and any needed remediation occurring during the third and fourth quarters. To date, the Company has not identified any issues related to the system of internal controls at the acquired entities. The Company’s annual assessment as of December 31, 2006, as required to be filed with the 2006 Annual Report on Form 10-K, will include all elements of the internal control over financial reporting for these acquired entities.
PART II. Other Information
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.
Item 6. Exhibits
The following exhibits are filed herewith or incorporated herein by reference. Documents indicated by an asterisk (*) are filed herewith; documents indicated by a double asterisk (**) identify each management contract or compensatory plan. Documents not indicated by an asterisk are incorporated by reference to the document indicated.
a)	Exhibits

**10.85	Salary Adjustment for Executive Vice President, General Counsel and Secretary dated February 23, 2006 (incorporated by reference to the Form 8-K Current Report as filed on February 23, 2006).

*12.1	Computation of Ratio of Earnings to Fixed Charges

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) or 15d – 14(a)

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) or 15d – 14(a)

*32.1	Certification pursuant to 18 U.S.C. Section 1350

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Cable Corporation

Signed: May 10, 2006	By:	/s/ CHRISTOPHER F. VIRGULAK

Christopher F. Virgulak
Executive Vice President and
Chief Financial Officer
(Chief Accounting Officer)

Exhibit Index
10.85	Salary Adjustment for Executive Vice President, General Counsel and Secretary dated February 23, 2006 (incorporated by reference to the Form 8-K Current Report as filed on February 23, 2006).

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) or 15d – 14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) or 15d – 14(a)

32.1	Certification pursuant to 18 U.S.C. Section 1350