Form 10-Q
period 2006-06-30
GENERAL CABLE CORP /DE/
filed 2006-08-09
CIK 886035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___to ___.
Commission file number: 1-12983
GENERAL CABLE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1398235 (I.R.S. Employer Identification No.)

4 Tesseneer Drive Highland Heights, KY (Address of principal executive offices)	41076-9753 (Zip Code)
Registrant’s telephone number, including area code: (859) 572-8000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☑ Accelerated filer ☐
Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding at August 1, 2006
Common Stock, $0.01 par value	51,332,717

GENERAL CABLE CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

		PAGE
PART I	Financial Information

Item 1.	Condensed Consolidated Financial Statements
	Statements of Operations -
	For the three fiscal months and six fiscal months ended June 30,	3
	2006 and July 1, 2005

	Balance Sheets -
	June 30, 2006 and December 31, 2005	4

	Statements of Cash Flows -
	For the six fiscal months ended June 30, 2006 and July 1, 2005	5

	Statements of Changes in Shareholders' Equity -
	For the six fiscal months ended June 30, 2006 and July 1, 2005	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition	38
	and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	57

Item 4.	Controls and Procedures	58

PART II	Other Information

Item 1A.	Risk Factors	58

Item 4.	Submission of Matters to a Vote of Security Holders	59

Item 6.	Exhibits	59

Signature		60

Exhibit Index		61
EX-12.1
EX-31.1
EX-31.2
EX-32.1

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

	Three Fiscal Months Ended		Six Fiscal Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
Net sales	$987.1	$608.6	$1,791.4	$1,162.8
Cost of sales	857.6	537.3	1,564.3	1,024.1

Gross profit	129.5	71.3	227.1	138.7
Selling, general and administrative expenses	59.1	43.3	114.5	86.5

Operating income	70.4	28.0	112.6	52.2
Other income (expense)	0.2	—	1.0	(0.1)
Interest income (expense):
Interest expense	(12.3)	(10.6)	(22.4)	(20.9)
Interest income	0.7	1.5	1.2	1.9

	(11.6)	(9.1)	(21.2)	(19.0)

Income before income taxes	59.0	18.9	92.4	33.1
Income tax provision	(17.5)	(7.1)	(29.5)	(12.3)

Net income	41.5	11.8	62.9	20.8
Less: preferred stock dividends	(0.1)	(1.5)	(0.2)	(3.0)

Net income applicable to common shareholders	$41.4	$10.3	$62.7	$17.8

Earnings per share

Earnings per common share	$0.81	$0.26	$1.24	$0.45

Weighted average common shares	50.8	39.4	50.4	39.3

Earnings per common share-assuming dilution	$0.80	$0.23	$1.21	$0.41

Weighted average common shares-assuming dilution	52.2	50.9	51.8	50.8

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share data)

	June 30,	December 31,
	2006	2005
	(unaudited)
Assets
Current Assets:
Cash	$59.0	$72.2
Receivables, net of allowances of $10.3 million at June 30, 2006 and $8.6 million at December 31, 2005	791.7	542.9
Inventories	399.2	363.9
Deferred income taxes	47.6	41.9
Prepaid expenses and other	70.1	48.6

Total current assets	1,367.6	1,069.5
Property, plant and equipment, net	368.7	366.4
Deferred income taxes	54.5	52.5
Other non-current assets	33.3	34.8

Total assets	$1,824.1	$1,523.2

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$647.8	$472.3
Accrued liabilities	211.4	212.2
Current portion of long-term debt	20.0	6.4

Total current liabilities	879.2	690.9

Long-term debt	425.3	445.2
Deferred income taxes	13.1	13.4
Other liabilities	106.4	80.4

Total liabilities	1,424.0	1,229.9

Shareholders’ Equity:
Redeemable convertible preferred stock, at redemption value (liquidation preference of $50.00 per share): June 30, 2006 — 101,949 shares December 31, 2005 — 129,916 shares	5.1	6.5
Common stock, $0.01 par value, issued and outstanding shares: June 30, 2006 — 51,078,781 (net of 4,998,730 treasury shares) December 31, 2005 — 49,520,209 (net of 4,968,755 treasury shares)	0.6	0.5
Additional paid-in capital	269.4	246.3
Treasury stock	(53.0)	(52.2)
Retained earnings	166.5	103.8
Accumulated other comprehensive income (loss)	11.5	(6.8)
Other shareholders’ equity	—	(4.8)

Total shareholders’ equity	400.1	293.3

Total liabilities and shareholders’ equity	$1,824.1	$1,523.2

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in millions, unaudited)

	Six Fiscal Months Ended
	June 30,	July 1,
	2006	2005
Cash flows of operating activities:
Net income	$62.9	$20.8
Adjustments to reconcile net income to net cash flows of operating activities:
Depreciation and amortization	25.5	22.2
Foreign currency exchange (gain) loss	(1.0)	0.1
Deferred income taxes	2.6	1.0
Loss on disposal of property	0.8	0.7
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Increase in receivables	(223.9)	(86.8)
Increase in inventories	(17.3)	(25.6)
(Increase) decrease in other assets	(7.3)	12.5
Increase in accounts payable, accrued and other liabilities	162.8	55.8

Net cash flows of operating activities	5.1	0.7

Cash flows of investing activities:
Capital expenditures	(22.6)	(15.7)
Proceeds from properties sold	0.4	0.1
Acquisitions, net of cash acquired	(13.7)	(7.4)
Other, net	1.6	(0.5)

Net cash flows of investing activities	(34.3)	(23.5)

Cash flows of financing activities:
Preferred stock dividends paid	(0.2)	(3.0)
Excess tax benefits from stock-based compensation	8.4	—
Net change in revolving credit borrowings	(19.1)	26.7
Proceeds from other debt	9.7	2.7
Proceeds from exercise of stock options	14.8	0.5

Net cash flows of financing activities	13.6	26.9

Effect of exchange rate changes on cash	2.4	(4.9)

Decrease in cash	(13.2)	(0.8)
Cash — beginning of period	72.2	36.4

Cash — end of period	$59.0	$35.6

Supplemental Information
Cash paid during the period for:
Income tax payments, net of refunds	$15.8	$3.0

Interest paid	$19.4	$20.5

Non-cash investing and financing activities:
Issuance of nonvested shares	$5.5	$3.6

Entrance into capital leases	$0.1	$0.2

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(dollars in millions, share amounts in thousands)
(unaudited)

								Accumulated
					Add'l			Other	Other
	Preferred Stock		Common Stock		Paid in	Treasury	Retained	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Income/ (Loss)	Equity	Total
Balance, December 31, 2004	2,070	$103.5	39,336	$0.4	$144.1	$(51.0)	$86.4	$22.4	$(4.4)	$301.4

Comprehensive loss:
Net income							20.8			20.8
Foreign currency translation adjustment								(22.7)		(22.7)
Unrealized investment gain								0.2		0.2
Gain on change in fair value of financial instruments, net of $0.3 tax expense								1.1		1.1

Comprehensive loss										(0.6)
Preferred stock dividend							(3.0)			(3.0)
Issuance of nonvested shares			294		3.6				(3.6)	—
Exercise of stock options			64		0.5					0.5
Repayment of loans from shareholders			(83)		(1.2)	(1.2)			1.6	(0.8)
Amortization of nonvested shares									0.5	0.5
Other	—	—	16	—	0.2	—	0.5	—	—	0.7

Balance, July 1, 2005	2,070	$103.5	39,627	$0.4	$147.2	$(52.2)	$104.7	$1.0	$(5.9)	$298.7

Balance, December 31, 2005	130	$6.5	49,520	$0.5	$246.3	$(52.2)	$103.8	$(6.8)	$(4.8)	$293.3
Comprehensive income:
Net income							62.9			62.9
Foreign currency translation adjustment								12.0		12.0
Unrealized investment gain								2.2		2.2
Gain on change in fair value of financial instruments, net of $2.8 tax expense								4.1		4.1

Comprehensive income										81.2
Preferred stock dividend							(0.2)			(0.2)
Reclass of unearned stock compensation					(4.8)				4.8	—
Issuance of nonvested shares			213							—
Stock option expense					0.7					0.7
Exercise of stock options			1,214	0.1	14.8					14.9
Treasury shares related to nonvested stock vesting			(30)			(0.8)				(0.8)
Amortization of nonvested shares					2.5					2.5
Excess tax benefits from stock-based compensation					8.4					8.4
Conversion of preferred stock	(28)	(1.4)	140		1.4					—
Other	—	—	22		0.1			—	—	0.1

Balance, June 30, 2006	102	$5.1	51,079	$0.6	$269.4	$(53.0)	$166.5	$11.5	$—	$400.1

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
1. General
General Cable Corporation and Subsidiaries (General Cable) is a leading global developer and manufacturer in the wire and cable industry. The Company sells copper, aluminum and fiber optic wire and cable products worldwide. The Company’s operations are divided into three main segments: energy, industrial & specialty and communications. As of June 30, 2006, General Cable operated 28 manufacturing facilities in eleven countries with regional distribution centers around the world in addition to the corporate headquarters in Highland Heights, Kentucky.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of General Cable Corporation and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three fiscal months and six fiscal months ended June 30, 2006, are not necessarily indicative of results that may be expected for the full year. The December 31, 2005, consolidated balance sheet amounts are derived from the audited financial statements but do not include all disclosures herein required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2006. The Company’s fiscal year end is December 31. The Company’s fiscal quarters consist of a 13-week period ending on the Friday nearest to the end of the calendar months of March, June and September.
Use of Estimates
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on historical experience and information that is available to management about current events and actions the Company may take in the future. Significant items subject to estimates and assumptions include valuation allowances for sales incentives, accounts receivable, inventory and deferred income taxes; legal, environmental, asbestos, tax contingency and customer reel deposit liabilities; assets and obligations related to pension and other post-retirement benefits; business combination accounting and related purchase accounting valuations; and self insured workers’ compensation and health insurance reserves. There can be no assurance that actual results will not differ from these estimates.
Revenue Recognition
The majority of the Company’s revenue is recognized when goods are shipped to the customer, title and risk of loss are transferred, pricing is fixed and determinable and collectibility is reasonably assured. Most revenue transactions represent sales of inventory. A provision for payment discounts, product returns and customer rebates is estimated based upon historical experience and other relevant factors and is recorded within the same period that the revenue is recognized. The Company also has revenue arrangements with multiple deliverables. Based on the guidance in EITF 00-21, “RevenueArrangements with Multiple Deliverables,” the multiple deliverables in these revenue arrangements are divided into separate units of accounting because (i) the delivered item(s) have value to the customer on a standalone basis; (ii) there is objective and reliable evidence of the fair value of the undelivered items(s); and (iii) to the extent that a right of return exists relative to

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. Revenue arrangements of this type are generally contracts where the Company is hired to both produce and install a certain product. In these arrangements, the majority of the customer acceptance provisions do not require complete product delivery and installation for the amount related to the production of the item(s) to be recognized as revenue, but the requirement of successful installation does exist for the amount related to the installation to be recognized as revenue. Therefore, revenue is recognized for the product upon delivery to the customer (the “completed-contract method”) but revenue recognition on installation is deferred until installation is complete.
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
The following table illustrates the pro forma effect on net income and earnings per share for the three and six fiscal month periods ended July 1, 2005 if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in millions, except per share data).

	Three Fiscal	Six Fiscal
	Months Ended	Months Ended
	July 1, 2005	July 1, 2005
Net income as reported	$11.8	$20.8
Less: preferred stock dividends	(1.5)	(3.0)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.2)	(0.4)

Pro forma net income for basic EPS computation	$10.1	$17.4

Net income as reported	$11.8	$20.8
Less: preferred stock dividends, if applicable	n/a	n/a
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.2)	(0.4)

Pro forma net income for diluted EPS computation	$11.6	$20.4

Earnings per share:
Basic — as reported	$0.26	$0.45
Basic — pro forma	$0.26	$0.44

Diluted — as reported	$0.23	$0.41
Diluted — pro forma	$0.23	$0.40

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
In determining the pro forma amounts above for the first three and six fiscal months of 2005 and the compensation cost related to options for the first three and six fiscal months of 2006, the fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	June 30,	July 1,
	2006	2005
Risk-free interest rate (a)	4.7%	3.7%
Expected dividend yield (b)	N/A	N/A
Expected option life (c)	4.6 years	5.5 years
Expected stock price volatility (d)	62.6%	45.3%
Weighted average fair value of options granted	$12.75	$5.56
(a) Risk-free interest rate — This is the U.S. Treasury rate at the end of the quarter in which the option was granted having a term approximately equal to the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.
(b) Expected dividend yield — The Company has not made any dividend payments on common stock since 2002 and it does not have plans to pay dividends on common stock in the foreseeable future. Any dividends paid in the future will decrease compensation expense.
(c) Expected option life — This is the period of time over which the options granted are expected to remain outstanding and is based on historical experience. Options granted have a maximum term of ten years. An increase in expected life will increase compensation expense.
(d) Expected stock price volatility — This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. The Company uses actual historical changes in the market value of the Company’s stock to calculate the volatility assumption as it is management’s belief that this is the best indicator of future volatility. An increase in the expected volatility will increase compensation expense.
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
Inventories
General Cable values all its North American inventories and all of its non-North American metal inventories using the last-in first-out (LIFO) method and all remaining inventories using the first-in first-out (FIFO) method. Inventories are stated at the lower of cost or market value. The Company determines whether a lower of cost or market provision is required on a quarterly basis by computing whether inventory on hand, on a LIFO basis, can be sold at a profit based upon current selling

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
prices less variable selling costs. No provision was required in the first six fiscal months of 2006 or 2005. In the event that a provision is required in some future period, the Company will determine the amount of the provision by writing down the value of the inventory to the level where its sales, using current selling prices less variable selling costs, will result in a profit.
The Company has consignment inventory at certain of its customer locations for purchase and use by the customer or other parties. General Cable retains title to the inventory and records no sale until it is ultimately sold either to the customer storing the inventory or to another party. In general, the value and quantity of the consignment inventory is verified by General Cable through either cycle counting or annual physical inventory counting procedures. At June 30, 2006, the Company had approximately $27.6 million of consignment inventory at locations not operated by the Company with approximately 80% of the consignment inventory being located throughout the United States and Canada.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Costs assigned to property, plant and equipment relating to acquisitions are based on estimated fair values at that date. Depreciation is provided using the straight-line method over the estimated useful lives of the assets: new buildings, from 15 to 50 years; and machinery, equipment and office furnishings, from 2 to 15 years. Leasehold improvements are depreciated over the life of the lease unless acquired in a business combination, in which case the leasehold improvements are depreciated over the shorter of the useful life of the assets or a term that includes the reasonably assured life of the lease. Depreciation expense for the three fiscal months and six fiscal months ended June 30, 2006 was $10.8 million and $22.2 million, respectively, as compared to $12.5 million and $20.8 million, respectively, of depreciation expense for the three and six fiscal months ended July 1, 2005.
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
Capital leases included within property, plant and equipment on the balance sheet were $5.8 million at June 30, 2006 and $5.7 million at December 31, 2005. Accumulated depreciation on capital leases was $1.1 million at June 30, 2006 and $0.5 million at December 31, 2005.
The Company periodically evaluates the recoverability of the carrying amount of long-lived assets (including property, plant and equipment and intangible assets with determinable lives) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates events or changes in circumstances based mostly on actual historical operating results, but business plans, forecasts, general and industry trends and anticipated cash flows are also considered. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings. The Company also continually evaluates the estimated useful lives of all long-lived assets and, when warranted, revises such estimates based on current events. There were no impairment charges, including accelerated depreciation related to plant rationalizations, in the three and six fiscal months ended June 30, 2006, but there were impairment charges of $3.0 million for the three and six fiscal months ended July 1, 2005. These charges were included in depreciation and amortization in the Condensed Consolidated Statements of Cash Flows.
Goodwill and Other Intangible Assets
Goodwill and intangible assets with indefinite useful lives are not amortized, but are reviewed at least annually for impairment. If the carrying amount of goodwill or an intangible asset with an indefinite life exceeds its fair value, an impairment loss is recognized in the amount equal to the excess. There was no goodwill on the Company’s balance sheet as of June 30, 2006 or December 31, 2005, and no impairment of intangible assets with indefinite lives was identified during the three and six fiscal months ended June 30, 2006 and July 1, 2005. The Company has various trademarks and intangible pension assets, included in other non-current assets, totaling $5.1 million at June 30, 2006 and $4.0 million at December 31, 2005, that are not amortized.
Separate intangible assets that are not deemed to have an indefinite life are amortized over their useful lives. Amortizable intangible assets, included in other non-current assets, at June 30, 2006 and December 31, 2005 consist of the following (in millions):

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)

	June 30, 2006			December 31, 2005
			Accumulated			Accumulated
	Life	Cost	Amortization	Life	Cost	Amortization
Patents	12	$1.1	$ *	—	$—	$—
Customer Lists	10	0.4	0.1	10	0.4	*

Total		$1.5	$0.1		$0.4	$ *

*Not significant during this period
The total intangible amortization expense for the three fiscal months ended June 30, 2006 was not significant and for the six fiscal months ended June 30, 2006 was $0.1 million and was not significant for the three and six fiscal months ended July 1, 2005.
The estimated amortization expense, assuming no residual value and using the straight-line method, for the next five years beginning January 1, 2006 through December 31, 2010 is as follows (in millions):

2006	$0.2
2007	$0.2
2008	$0.1
2009	$0.1
2010	$0.1
Fair Value of Financial Instruments
Financial instruments are defined as cash or contracts relating to the receipt, delivery or exchange of financial instruments. Except as otherwise noted, fair value approximates the carrying value of such instruments.
Forward Pricing Agreements for Purchases of Copper and Aluminum
In the normal course of business, General Cable enters into forward pricing agreements for purchases of copper and aluminum to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption of SFAS No. 133 because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At June 30, 2006 and December 31, 2005, General Cable had $198.3 million and $106.2 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. The fair market value of the forward pricing agreements was $211.5 million and $117.6 million at June 30, 2006 and December 31, 2005, respectively. The increase in the fair market value of the forward pricing agreements is primarily due to the rapid increases in the price of copper and aluminum experienced in 2006. General Cable expects to recover the cost of copper and aluminum under these agreements as a result of firm sales price commitments with customers.
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
Self-insurance
The Company is self-insured for certain employee medical benefits, workers’ compensation benefits, environmental and asbestos-related issues. The Company purchases stop-loss coverage in order to limit its exposure to any significant level of employee medical and workers’ compensation claims. Certain insurers are also partly responsible for coverage on many of the asbestos-related issues (see Note 14 for information relating to the release of one of these insurers during 2006). Self-insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred using the Company’s own historical claims experience.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Concentration of Labor Subject to Collective Bargaining Agreements
At June 30, 2006, approximately 7,500 persons were employed by General Cable, and collective bargaining agreements covered approximately 4,550 employees, or 61% of total employees, at various locations around the world. During the five calendar years ended December 31, 2005, the Company experienced two strikes in North America and one strike in Asia Pacific all of which were settled on satisfactory terms. There were no other major strikes at any of the Company’s facilities during the five years ended December 31, 2005, and there have been no strikes during the three and six fiscal months ended June 30, 2006. The only strike that occurred in 2005 was at the Company’s Lincoln, Rhode Island manufacturing facility, and it lasted approximately two weeks. In the United States and Canada, union contracts expired at one facility in 2006 (consisting of two separate contracts) representing approximately 2% of total employees as of June 30, 2006 and will expire at two facilities in 2007 representing approximately 3% of total employees as of June 30, 2006. The first of the two contracts expiring at the Company’s U.S. facility in 2006 was successfully negotiated and ratified on March 5, 2006. The second contract expiring in 2006 was successfully negotiated and ratified on May 21, 2006. In Europe, Mexico and Asia Pacific, labor agreements are generally negotiated on an annual or bi-annual basis. The Company believes that its relationships with its employees are good.
Concentration of Credit Risk
General Cable sells a broad range of products throughout primarily the United States, Canada, Europe and the Asia Pacific region. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers, including members of buying groups, composing General Cable’s customer base. General Cable customers in North America generally receive a 30 to 60 day payment period on purchases from the Company. Certain automotive aftermarket customers of the Company receive payment terms ranging from 60 days to 180 days, which is common in this particular market. Ongoing credit evaluations of customers’ financial condition are performed, and generally, no collateral is required. General Cable maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s estimates. Certain subsidiaries also maintain credit insurance for certain customer balances. Bad debt expense associated with uncollectible accounts for the three and six fiscal months ended June 30, 2006 was $(0.4) million and $(0.3) million, respectively, due to better than expected customer payment performance. Bad debt expense associated with uncollectible accounts was $0.5 million and $1.9 million for the three and six fiscal months ended July 1, 2005.
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
The Company records a valuation allowance to reduce deferred tax assets to the amount that it believes is more likely than not to be realized. The valuation of the deferred tax asset is dependent on, among other things, the ability of the Company to generate a sufficient level of future taxable income. In estimating future taxable income, the Company has considered both positive and negative evidence, such as historical and forecasted results of operations, including the losses realized earlier in the decade, and has considered the implementation of prudent and feasible tax planning strategies. At June 30, 2006, the Company had recorded a net deferred tax asset of $86.5 million ($45.1 million current and $41.4 million long term). Approximately $7.5 million of this deferred tax asset must be utilized prior to its expiration in the period 2007-2009. The remainder of the asset may be used for at least 15 years. This finite life has also been considered by the Company in the valuation of the asset. The Company has and will continue to review on a quarterly basis its assumptions and tax planning strategies, and, if the amount of the estimated realizable net deferred tax asset is less than the amount currently on the balance sheet, the Company would reduce its deferred tax asset, recognizing a non-cash charge against reported earnings. As a part of the quarterly review previously mentioned, during the second quarter of 2006, the Company recognized a benefit of approximately $3.7 million due to the release of a portion of the state deferred tax valuation allowance as it became more likely than not that the related deferred tax asset would be utilized in future years as a result of improved performance in the Company’s U.S. operations.
The Company believes it has a reasonable basis in the tax law for all of the positions it takes in the various tax returns it files. However, in recognition of the fact that (i) various taxing authorities may take opposing views on some issues, (ii) the cost and risk of litigation in sustaining the positions that the Company has taken on various returns might be significant, and (iii) the taxing authorities may prevail in their attempts to overturn such positions, the Company maintains tax reserves, which are established for amounts that are judged to be probable liabilities based on the definition presented in SFAS No. 5. These tax

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
reserves cover a wide range of issues and involve numerous different taxing jurisdictions. The potential issues covered by tax reserves as well as the amount and adequacy of the tax reserves are topics of frequent review internally and with outside tax advisors. Where necessary, periodic adjustments are made to such reserves to reflect the lapsing of statutes of limitations, closing of ongoing examinations, or other relevant factual developments.
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
Shipping and Handling Costs
All shipping and handling amounts billed to a customer in a sales transaction are classified as revenue. Shipping and handling costs associated with storage and handling of finished goods and storage and handling of shipments to customers are included in cost of sales and totaled $26.9 million and $17.5 million, respectively, for the three fiscal months ended June 30, 2006 and July 1, 2005 and totaled $54.4 million and $37.8 million, respectively, for the six fiscal months ended June 30, 2006 and July 1, 2005.
Advertising Expense
Advertising expense consists of expenses relating to promoting the Company’s products, including trade shows, catalogs, and e-commerce promotions, and is charged to expense when incurred. Advertising expense was $2.2 million and $1.7 million for the three fiscal months ended June 30, 2006 and July 1, 2005, respectively, and was $3.7 million and $3.2 million, respectively, for the six fiscal months ended June 30, 2006 and July 1, 2005.
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
In July 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” was issued. This Interpretation clarifies accounting for uncertain tax positions in accordance with SFAS No. 109. Specifically, the Interpretation requires recognition of a Company’s best estimate of the impact of a tax position only if that position is “more-likely-than-not” to be sustained by an audit based only on the technical merits of the position. Tax positions that meet the threshold are recognized at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority. Tax positions currently held that fail the “more-likely-than-not” recognition threshold would result in adjustments in recorded deferred tax assets or liabilities and changes in income tax payables or receivables. In addition, Interpretation 48 specifies certain annual disclosures that are required to be made once the Interpretation has taken effect. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting this proposed Interpretation on its consolidated financial position, results of operations and cash flows.
In September 2005, the FASB issued an exposure draft, “Earnings per Share — an amendment of FASB Statement No. 128.” This proposed statement seeks to clarify guidance for mandatorily convertible instruments, the treasury stock method, contracts that may be settled in cash or shares, and contingently issuable shares. The proposed statement would amend the computational guidance for calculating the number of incremental shares included in diluted shares when applying the treasury stock method, would further amend the treasury stock method to treat as assumed proceeds the carrying amount of an extinguished liability upon issuance of shares, would eliminate the provision of Statement 128 that allows an entity not to assume share settlement in contracts that may be settled in either cash or shares, would define a mandatorily convertible instrument and its effects on basic EPS, and would eliminate the weighted-average computation for calculating contingently issuable shares. The effective date of this statement, originally for interim and annual periods ending after June 15, 2006, has been postponed. The Company is currently evaluating the impact of adopting this proposed statement on its consolidated financial position, results of operations and cash flows.
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
On December 22, 2005, the Company completed its purchase of the shares of the wire and cable manufacturing business of SAFRAN SA, a diverse, global high technology company. The acquired business is known under the name Silec Cable,

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
S.A.S. (“Silec”). Silec® is based in Montereau, France and employs approximately 1,000 associates with nearly one million square feet of manufacturing space in that location. In 2005, prior to the acquisition date, Silec® reported global sales of approximately $282.7 million (based on 2005 average exchange rates) of which about 52% were linked to energy infrastructure. The original consideration paid for the acquisition was approximately $82.8 million (at prevailing exchange rates during that period) including fees and expenses and net of cash acquired at closing. In accordance with the terms of the definitive share purchase agreement, the Company withheld approximately 15% of the purchase price at closing until the parties agreed on the final closing balance sheet. During the second quarter of 2006, the Company agreed on the closing balance sheet and resolved other claims with SAFRAN SA, and therefore, the Company paid additional consideration of approximately $13.7 million (at prevailing exchange rates during the period) including fees and expenses in final settlement of the acquisition price. The Company acquired Silec® primarily as the latest step in the positioning of the Company as a global leader in cabling systems for the energy exploration, production, transmission and distribution markets.
A preliminary purchase price allocation based on the estimated fair values, or other measurements as applicable, of the assets acquired and the liabilities assumed at the date of acquisition is as follows (in millions at the prevailing exchange rate for that date):

As of
December 22, 2005
Cash	$1.4
Accounts receivable	113.5
Inventories	49.1
Prepaid expenses and other	8.4
Property, plant and equipment	17.6
Other noncurrent assets	2.0

Total assets	$192.0

Accounts payable	$43.1
Accrued liabilities	40.0
Other liabilities	12.0

Total liabilities	$95.1

The values of property, plant and equipment and intangible assets reflected above have been adjusted for the pro rata allocation (based on their relative fair values) of the excess of the fair value of acquired net assets over the cost of the acquisition. The Company has not yet finalized the deferred tax accounting in establishing the acquisition opening balance sheet. This valuation is expected to be completed in the third quarter of 2006, which could result in changes to the values assigned above to property, plant and equipment and intangible assets.
Intangible assets reflected above were determined by management to meet the criteria for recognition apart from goodwill and include the following (in millions at the prevailing exchange rate for that date):

		Amortization
	Estimated Fair	Period
	Value	(in years)
Patents	$1.0	12.0

Total amortizable intangible assets	$1.0	12.0
Trademarks	$1.0

Total intangible assets	$2.0

Trademarks have been determined by management to have indefinite lives and are not amortized, based on management’s expectation that the trademarked products will generate cash flows for the Company for an indefinite period. Management expects to continue to use the acquired trademarks on existing products and to introduce new products that will also display the trademarks, thus extending their lives indefinitely.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
The patents were determined by management to have finite lives. The useful life for the patents was based on the remaining lives of the related patents.
No in-process research and development costs have been identified to be written off.
The following table presents, in millions, actual unaudited consolidated results of operations for the Company for the three and six fiscal months ended June 30, 2006, including the operations of Silec® and presents the unaudited pro forma consolidated results of operations for the Company for the three and six fiscal months ended July 1, 2005 as though the acquisition of Silec® had been completed as of the beginning of each period. This pro forma information is intended to provide information regarding how the Company might have looked if the acquisition had occurred as of January 1, 2005. The pro forma adjustments represent management’s best estimates based on information available at the time the pro forma information was prepared and may differ from the adjustments that may actually have been required. Accordingly, the pro forma financial information should not be relied upon as being indicative of the historical results that would have been realized had the acquisition occurred as of the dates indicated or that may be achieved in the future.

	Unaudited Three Fiscal		Unaudited Six Fiscal
	Months Ended		Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
	(As reported)	(Pro forma)	(As reported)	(Pro forma)
Revenue	$987.1	$680.3	$1,791.4	$1,304.0

Net income applicable to common shareholders	$41.4	$11.2	$62.7	$19.2

Earnings per common share — assuming dilution	$0.80	$0.25	$1.21	$0.44

The pro forma results reflect immaterial pro forma adjustments for interest expense, depreciation and related income taxes in order to present the amounts on a purchase accounting adjusted basis. These pro forma results also include an estimated $1.2 million and an estimated $2.4 million, respectively, of corporate costs allocated by SAFRAN SA to Silec® during the three and six fiscal months ended July 1, 2005. Certain overhead costs previously incurred on behalf of and allocated to Silec® by SAFRAN SA are incurred directly by Silec® in 2006.
Net income during the three and six fiscal months ended June 30, 2006 and July 1, 2005 includes certain material one-time benefits (charges) unrelated to the acquisition, as listed below (in millions):

	Unaudited Three Fiscal		Unaudited Six Fiscal
	Months Ended		Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
Release of deferred tax valuation allowance	$3.7	$—	$3.7	$—

Plant rationalization charges	$—	$(3.5)	$—	$(3.5)

On December 30, 2005, the Company completed the acquisition of the Mexican ignition wire set business of Beru AG, a worldwide leading manufacturer of diesel cold start systems. The acquired business is known under the name Beru S.A. de C.V. (Beru S.A.). Beru S.A. is based in Cuernavaca, Mexico and employs approximately 100 associates with one hundred thousand square feet of manufacturing space. Beru S.A. operates an automotive aftermarket assembly and distribution operation with annual revenues of approximately $7 million. Pro forma results of the Beru S.A. acquisition are not material.
The results of operations of the acquired businesses discussed above have been included in the consolidated financial statements since the respective dates of acquisition.
4. Other Income (Expense)
Other income (expense) includes foreign currency transaction gains or losses which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated. The Company recorded a $0.2 million gain during the three fiscal months ended June 30, 2006 and a $1.0 million gain during the six fiscal months ended June 30, 2006 resulting from foreign currency transaction gains. The Company recorded an insignificant amount

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
during the three fiscal months ended July 1, 2005 and a $0.1 million loss during the six fiscal months ended July 1, 2005 resulting from foreign currency transaction losses.
5. Inventories
Inventories consisted of the following (in millions):

	June 30,	December 31,
	2006	2005
Raw materials	$43.3	$40.6
Work in process	78.5	56.2
Finished goods	277.4	267.1

Total	$399.2	$363.9

At June 30, 2006 and December 31, 2005, $299.2 million and $285.7 million, respectively, of inventories were valued using the LIFO method. Approximate replacement costs of inventories valued using the LIFO method totaled $554.5 million at June 30, 2006 and $410.5 million at December 31, 2005.
If in some future period, the Company was not able to recover the LIFO value of its inventory at a profit when replacement costs were lower than the LIFO value of the inventory, the Company would be required to take a charge to recognize in its income statement all or a portion of the higher LIFO value of the inventory.
6. Restructuring Charges
Changes in accrued restructuring costs were as follows (in millions):

		Facility
	Severance and	Closing
	Related Costs	Costs	Total
Balance, December 31, 2005	$1.0	$0.5	$1.5
Provisions, net	(0.2)	—	(0.2)
Utilization	(0.7)	(0.3)	(1.0)

Balance, June 30, 2006	$0.1	$0.2	$0.3

The December 31, 2005 balance represents previously accrued costs related to the Company’s discontinued operations and the closure of certain industrial cable and communications cable manufacturing facilities in prior years. The utilization of these provisions in the three and six fiscal months ended June 30, 2006 was $0.3 million and $0.7 million, respectively, of severance and related costs and $0.1 million and $0.3 million, respectively, of facility closing costs.
7. Long-Term Debt
Long-term debt consisted of the following (in millions):

	June 30,	December 31,
	2006	2005
Senior notes due 2010	$285.0	$285.0
Revolving loans	96.0	115.1
Spanish term loan	35.6	35.4
Capital leases	4.8	5.2
Other	23.9	10.9

Total debt	445.3	451.6
Less current maturities	20.0	6.4

Long-term debt	$425.3	$445.2

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Weighted average interest rates on the above outstanding balances were as follows:

Senior notes due 2010	9.5%	9.5%
Revolving loans	6.6%	6.4%
Spanish term loan	3.7%	3.4%
Capital leases	6.5%	6.5%
Other	4.5%	3.8%
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
The senior unsecured notes (the “Notes”) were issued in the amount of $285.0 million, bear interest at a fixed rate of 9.5% and mature in 2010. The estimated fair value of the Notes was approximately $297.8 million at June 30, 2006.
The senior secured revolving credit facility, as amended, is a five year $300.0 million asset based revolving credit agreement (the “Credit Agreement”). The Credit Agreement, as amended, is guaranteed by the Company’s U.S. subsidiaries and is secured by substantially all U.S. assets. The lenders have also received a pledge of all of the capital stock of the Company’s existing domestic subsidiaries and any future domestic subsidiaries. Borrowing availability, as amended, is based on eligible U.S. accounts receivable and inventory and certain U.S. fixed assets. As of June 30, 2006, the Company had outstanding borrowings of $96.0 million and availability of approximately $161.0 million under the terms of the Credit Agreement. Availability of borrowings under the fixed asset component of the facility, as amended, is reduced quarterly over a seven-year period by $7.1 million per annum. This may result in a reduction in the overall availability depending upon the calculation of eligible accounts receivable and inventory. The facility also includes a sub-facility for letters of credit of up to $50.0 million. The Company had outstanding letters of credit related to this revolving credit agreement of $31.8 million at June 30, 2006.
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
During the second quarter of 2006, the Company further amended the Amended and Restated Credit Agreement. The amendment removed the dollar limits on the amount of borrowings which the Company’s foreign subsidiaries can enter into locally and increased the dollar amount which the Company can send from the U.S. to its foreign affiliates (via either

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
investments or advances) to $300 million, subject to excess availability, as defined, from the former limit of $10 million. The amendment also included the insertion of a provision to allow for a common stock buyback or common stock dividend program up to the lesser of $125 million or the maximum permitted by the existing Senior Note indenture. In addition, the amendment released the liens and guarantees of the Company’s Canadian subsidiaries securing the facility and allowed for the entry into a broader range of other types of financing agreements than the previous Amended and Restated Credit Agreement.
Borrowings under the Credit Agreement, as amended, bear interest at a rate of LIBOR plus 1.00% to 1.75% and/or prime plus 0.00% to 0.50% depending upon the Company’s excess availability, as defined by the Credit Agreement. The weighted average interest rate on borrowings outstanding under the Credit Agreement during the first six fiscal months of 2006 was 6.41%. Under the Credit Agreement, the Company pays a commitment fee of 0.25%, as amended, per annum on the unused portion of the commitment. In connection with the November 2003 refinancing and related subsequent amendments to the Credit Agreement, the Company incurred fees and expenses aggregating $8.6 million, which are being amortized over the term of the Credit Agreement.
The Credit Agreement, as amended, requires a minimum fixed charge coverage ratio, as defined, only when excess availability, as defined, is below a certain threshold. At June 30, 2006, the Company was in compliance with all covenants under the Credit Agreement.
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
The term loan facility of €50 million is available in up to three tranches, with an interest rate of Euribor plus 0.8% to 1.5% depending on certain debt ratios. The term loan is repayable in fourteen semi-annual installments, maturing seven years following the draw down of each tranche. As of June 30, 2006, the U.S. dollar equivalent of $35.6 million is currently drawn under this term loan facility, leaving undrawn availability of approximately $25.6 million.
The revolving credit facility of €25 million matures at the end of five years and carries an interest rate of Euribor plus 0.6% to 1.0% depending on certain debt ratios. No funds are currently drawn under this revolving credit facility, leaving undrawn availability of approximately the U.S. dollar equivalent of $32.0 million as of June 30, 2006. Commitment fees ranging from 15 to 25 basis points per annum on any unused commitments under the revolving credit facility will be assessed to Grupo General Cable Sistemas, S.A., and are payable on a quarterly basis.
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
During 2005 and the six fiscal months ended June 30, 2006, one of the Company’s international operations contracted with a bank to transfer accounts receivable that it was owed from one customer to the bank in exchange for payments of approximately $1 million and $0.8 million, respectively. As the transferor, the Company surrendered control over the financial assets included in the transfers and has no further rights regarding the transferred assets. The transfers were treated as sales and the approximate $1.8 million received was accounted for as proceeds from the sales. All assets sold were removed from the Company’s balance sheet upon completion of the transfers, and no further obligations exist under these agreements.
At June 30, 2006, maturities of long-term debt (excluding capital leases) during twelve month periods beginning July 1, 2006 through July 1, 2011 are $19.0 million, $5.8 million, $5.8 million, $5.8 million and $386.7 million, respectively, and $17.4 million thereafter.
At June 30, 2006, maturities of capital lease obligations during twelve month periods beginning July 1, 2006 through July 1, 2011 are $1.0 million, $1.0 million, $1.1 million, $1.1 million and $0.6 million, respectively.

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
During 2001, the Company entered into several interest rate swaps which effectively fixed interest rates for borrowings under the former credit facility and other debt. At June 30, 2006, the remaining outstanding interest rate swap had a notional value of $9.0 million, an interest rate of 4.49% and matures in October 2011. The Company does not provide or receive any collateral specifically for this contract. The fair value of interest rate derivatives, that qualify as cash flow hedges as defined in SFAS No. 133, are based on quoted market prices and third party provided calculations, which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments. At June 30, 2006 and December 31, 2005, the net unrealized loss on the interest rate derivative and the related carrying value was $(0.2) million and $(0.4) million, respectively.
The Company enters into forward exchange contracts, that qualify as cash flow hedges as defined in SFAS No. 133, principally to hedge the currency fluctuations in certain transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. Principal transactions hedged during the year were firm sales and purchase commitments. The fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At June 30, 2006 and December 31, 2005, the net unrealized gain on the net foreign currency contracts was $0.8 million and $0.3 million, respectively.
Outside of North America, General Cable enters into commodity futures contracts, that qualify as cash flow hedges as defined in SFAS No. 133, for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. At June 30, 2006 and December 31, 2005, General Cable had an unrealized gain of $29.0 million and $11.6 million, respectively, on the commodity futures.
Unrealized gains and losses on the derivative financial instruments discussed above are recorded in other comprehensive income (loss) until the underlying transaction occurs and is recorded in the income statement at which point such amounts included in other comprehensive income (loss) are recognized in earnings which generally will occur over periods less than one year. During the three and six fiscal months ended June 30, 2006, a $2.6 million gain and a $5.5 million gain, respectively, was reclassified from other comprehensive income to the income statement. During the three and six fiscal months ended July 1, 2005, a $0.8 million gain and an $1.2 million gain, respectively, was reclassified from other comprehensive income to the income statement.
In October 2005, the Company entered into a U.S. dollar to Euro cross currency and interest rate swap agreement with a notional value of $150 million, that qualifies as a net investment hedge of the Company’s net investment in its European operations, in order to hedge the effects of the changes in spot exchange rates on the value of the net investment. The swap has a term of just over two years with a maturity date of November 15, 2007. The fair value of the cross currency and interest rate swap is based on third party provided calculations. At June 30, 2006 and December 31, 2005, the net unrealized gain (loss) on the swap was $(10.2) million and $1.6 million, respectively. The swap is marked-to-market quarterly using the “spot method” to measure the amount of hedge ineffectiveness. Changes in the fair value of the swap as they relate to spot exchange rates are recorded as other comprehensive income (loss) whereas changes in the fair value of the swap as they relate to the interest rate differential and the change in interest rate differential since the last marked-to-market date, equaling approximately $(1.6) million and $1.0 million as of June 30, 2006 and December 31, 2005, respectively, are recognized currently in earnings for the period.
In North America, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption of SFAS No. 133 because these arrangements are for

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At June 30, 2006 and December 31, 2005, General Cable had $198.3 million and $106.2 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At June 30, 2006 and December 31, 2005, General Cable had unrealized gains of $13.2 million and $11.4 million, respectively, related to these transactions. General Cable expects to offset the unrealized gains under these agreements as a result of firm sale price commitments with customers.
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
The components of net periodic benefit cost for pension and other post-retirement benefits were as follows (in millions):

	Three Fiscal Months Ended				Six Fiscal Months Ended
	June 30, 2006		July 1, 2005		June 30, 2006		July 1, 2005
	Pension	Other	Pension	Other	Pension	Other	Pension	Other
Service cost	$0.8	$—	$0.7	$—	$1.5	$0.1	$1.2	$—
Interest cost	2.7	0.2	2.5	0.2	5.2	0.3	4.9	0.3
Expected return on plan assets	(2.8)	—	(2.6)	—	(5.6)	—	(5.3)	—
Net amortization and deferral	1.2	0.1	0.9	—	2.4	0.1	1.8	—
Curtailment (gain) loss	—	—	0.7	(0.2)	—	—	0.7	(0.2)

Total defined benefit plans expense	1.9	0.3	2.2	—	3.5	0.5	3.3	0.1
Total defined contribution plans expense	1.9	—	1.5	—	4.2	—	3.3	—

Total	$3.8	$0.3	$3.7	$—	$7.7	$0.5	$6.6	$0.1

Defined benefit plan cash contributions for the three and six fiscal months ended June 30, 2006 were $1.3 million and $2.3 million, respectively. Defined benefit plan cash contributions for the three and six fiscal months ended July 1, 2005 were $1.1 million and $2.1 million, respectively.
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
In the fourth quarter of 2003, the Company completed a comprehensive refinancing of its bank debt. The refinancing included the private placement of 2,070,000 shares of redeemable convertible preferred stock and a public offering of 5,807,500 shares of common stock. As of June 30, 2006, 101,949 shares of redeemable convertible preferred stock remained outstanding. The reduction in redeemable convertible preferred stock shares is mainly due to an inducement offer made by the Company in the fourth quarter of 2005. For more information, see Note 16 of the Company’s Notes to Consolidated Financial Statements as filed with the SEC on the Annual Report Form 10-K for 2005.
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
The Company maintains a deferred compensation plan (“Deferred Compensation Plan”). This plan is available to directors and certain officers and managers of the Company. The plan allows participants to defer all or a portion of their directors’ fees and/or salary and annual bonuses, as applicable, and it permits participants to elect to contribute and defer all or any portion of his or her nonvested stock, restricted stock and stock awards. All deferrals to the participants’ accounts vest immediately; Company contributions vest according to the vesting schedules in the qualified plan, and nonvested stock and restricted stock vests according to the schedule designated by the award. The Company makes matching and retirement contributions (currently equal to 6%) of compensation paid over the maximum allowed for qualified pension benefits, whether or not the employee elects to defer any compensation. The Deferred Compensation Plan does not have dollar limits on tax-deferred contributions. The assets of the Deferred Compensation Plan are held in a Rabbi Trust (“Trust”) and, therefore, are available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency of the Company. Participants have the right to request that their account balance be determined by reference to specified investment alternatives (with the exception of the portion of the account which consists of deferred nonvested and subsequently vested stock and restricted stock). With certain exceptions, these investment alternatives are the same alternatives offered to participants in the General Cable Retirement and Savings Plan for Salaried Associates. In addition, participants have the right to request that the Plan Administrator re-allocate the deferral among available investment alternatives; provided, however that the Plan Administrator is not required to honor such requests. Distributions from the plan are generally made upon the participants’ termination as a director and/or employee, as applicable, of the Company. Participants receive payments from the plan in cash, either as a lump sum payment or through equal annual installments from between one and ten years, except for the nonvested and subsequently vested stock and restricted stock, which the participants receive in shares of General Cable stock. The Company accounts for the Deferred Compensation Plan in accordance with EITF 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested.”
Assets of the Trust, other than the nonvested and subsequently vested stock of the Company, are invested in funds covering a variety of securities and investment strategies, including a General Cable stock fund. Mutual funds available to participants are publicly quoted and reported at market value. The Company accounts for these investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Trust also holds nonvested and subsequently vested stock and restricted stock shares of the Company. The Company’s nonvested and subsequently vested stock and restricted stock that is held by the Trust has been accounted for in additional paid-in capital since the adoption of SFAS 123(R) on January 1, 2006, and prior to that date had been accounted for in other shareholders’ equity in the consolidated balance sheet, and the market value of this nonvested and subsequently vested stock and restricted stock was $24.3 million as of June 30, 2006 and $13.6 million as of December 31, 2005. The market value of the assets held by the Trust, exclusive of the market value of the shares of the Company’s nonvested and subsequently vested stock and restricted stock, at June 30, 2006 and December 31, 2005 was $10.6 million and $8.3 million, respectively, and is classified as “other non-current assets” in the consolidated balance sheet. Amounts payable to the plan participants at June 30, 2006 and December 31, 2005, excluding the market value of the shares of the Company’s nonvested and subsequently vested stock and

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
restricted stock, was $10.6 million and $8.3 million, respectively, and is classified as “other liabilities” in the consolidated balance sheet.
In accordance with EITF 97-14, all market value fluctuations of the Trust assets, exclusive of the shares of nonvested and subsequently vested stock and restricted stock of the Company, have been reflected in other comprehensive income (loss). Increases or decreases in the market value of the deferred compensation liability, excluding the shares of nonvested and subsequently vested stock and restricted stock of the Company held by the Trust, are included as compensation expense in the consolidated statements of operations. Based on the changes in the total market value of the Trust’s assets, exclusive of the nonvested and subsequently vested stock and restricted stock, the Company recorded net compensation expense of $0.6 million and $0.7 million, respectively, for the three fiscal months ended June 30, 2006 and July 1, 2005 and $2.2 million and $0.3 million, respectively, for the six fiscal months ended June 30, 2006 and July 1, 2005. See Note 11 for compensation costs recorded on nonvested and subsequently vested stock shares and restricted stock.
In November 1998, General Cable entered into a Stock Loan Incentive Plan (SLIP) with executive officers and key employees. Under the SLIP, the Company loaned $6.0 million to facilitate open market purchases of General Cable common stock. A matching restricted stock unit (MRSU) was issued for each share of stock purchased under the SLIP. The fair value of the MRSUs at the grant date of $6.0 million, adjusted for subsequent forfeitures, was amortized to expense over the initial five-year vesting period. In June 2003, all executive officers repaid their loans plus interest that were originally made under the SLIP in the amount of $1.8 million. The Company accepted, as partial payment for the loans, common stock owned by the executive officers and restricted stock units previously awarded to them under the SLIP. In July 2003, the Company approved an extension of the loan maturity for the remaining participants in the SLIP for an additional three years to November 2006, subject in the extension period to a rate of interest of 5.0%. As part of the loan extension the vesting schedule on the MRSUs was also extended so that the MRSUs vest in November 2006. During the third quarter of 2004, certain employees repaid their loans plus interest that were originally made under the SLIP in the amount of $1.4 million. The Company accepted, as partial payment for the loans, common stock owned by the employees and restricted stock units previously awarded to them under the SLIP. During the second quarter of 2005, the remaining participants in the SLIP repaid their loans plus interest that were originally made under the SLIP in the amount of $2.2 million. The Company accepted, as partial payment for the loans, common stock owned by the employees and restricted stock units previously awarded to them under the SLIP. Approximately $0.2 million of the loans were forgiven. There are no MRSUs outstanding as of June 30, 2006.
The components of accumulated other comprehensive income (loss) consisted of the following (in millions):

	June 30,	December 31,
	2006	2005
Foreign currency translation adjustment	$26.2	$14.2
Pension adjustments, net of tax	(33.4)	(33.4)
Change in fair value of derivatives, net of tax	12.6	8.5
Unrealized investment gains	5.7	3.5
Other	0.4	0.4

Total	$11.5	$(6.8)

Other shareholders’ equity consisted of the following (in millions):

	June 30,	December 31,
	2006	2005
Loans to shareholders	$—	$—
Nonvested stock	—	(4.8)

Total	$—	$(4.8)

The nonvested stock amount was reclassed to additional paid-in capital as part of the adoption of SFAS 123(R). See Note 11 for details.
11. Share-Based Compensation
The adoption of SFAS 123(R)’s fair value method has resulted in share-based expense in the amount of $0.5 million and $0.7 million, respectively, related to stock options for the three and six fiscal months ended June 30, 2006, which is included as a

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
component of selling, general and administrative expenses. No compensation expense related to stock options was recorded during the three and six fiscal months ended July 1, 2005 under APB 25. In addition, the Company continued to record compensation expense related to nonvested stock awards as a component of selling, general and administrative expense. The three and six fiscal months ended June 30, 2006 included $0.6 million and $0.9 million, respectively, of compensation costs related to performance-based nonvested stock awards (as compared to $0.2 million and $0.3 million, respectively, for the three and six fiscal months ended July 1, 2005) and $1.3 million and $1.6 million, respectively, related to all other nonvested stock awards (as compared to $0.1 million and $0.2 million, respectively, for the three and six fiscal months ended July 1, 2005). For the three and six fiscal months ended June 30, 2006, all share-based compensation costs lowered pre-tax earnings by $2.4 million and $3.3 million, respectively, lowered net income by $1.6 million and $2.1 million, respectively, and lowered basic and diluted earnings per share by $0.03 per share and $0.04 per share, respectively.
SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to SFAS 123(R). For the three and six fiscal months ended June 30, 2006, the $5.1 million and $8.4 million, respectively, excess tax benefit classified as a financing cash flow would have been classified as an operating cash inflow if the Company had not adopted SFAS 123(R). The Company has elected the alternative method, as discussed in SFAS 123(R)-3, to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R).
General Cable currently has share-based compensation awards outstanding under three plans. These plans allow the Company to fulfill its incentive award obligations generally by granting nonqualified stock options and nonvested stock awards. New shares are issued when nonqualified stock options are exercised and when nonvested stock awards are granted. There have been no material modifications made to these plans during the three and six fiscal months ended June 30, 2006. On May 10, 2005, the General Cable Corporation 2005 Stock Incentive Plan (“2005 Plan”) was approved and replaced the two previous equity compensation plans, the 1997 Stock Incentive Plan and the 2000 Stock Option Plan. The Compensation Committee of the Board of Directors will no longer grant any awards under the previous plans but will continue to administer awards which were previously granted under the 1997 and 2000 plans. The 2005 Plan authorized a maximum of 1,800 thousand shares to be granted. Shares reserved for future grants, including options, under the 2005 Plan, approximated 1,441 thousand at June 30, 2006.
The 2005 Stock Incentive Plan authorizes the following types of awards to be granted: (i) Stock Options (both Incentive Stock Options and Nonqualified Stock Options); (ii) Stock Appreciation Rights; (iii) Nonvested and Restricted Stock Awards; (iv) Performance Awards; and (v) Stock Units, as more fully described in the 2005 Plan. Each award is subject to such terms and conditions consistent with the 2005 Plan as determined by the Compensation Committee and as set forth in an award agreement and awards under the 2005 Plan were granted at not less than the closing market price on the date of grant.
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
A summary of stock option activity since the Company’s most recent fiscal year end is as follows (options in thousands):

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Balance At December 31, 2005	3,144	$10.90
Granted	109	23.24
Exercised	(1,214)	12.19
Forfeited or Expired	(34)	21.86

Balance At June 30, 2006	2,005	$10.61

At June 30, 2006, the aggregate intrinsic value of all outstanding options was $48.9 million with a weighted average remaining contractual term of 5.7 years, of which 1,702 thousand of the outstanding options are currently exercisable with an aggregate intrinsic value of $43.0 million, a weighted average exercise price of $9.74 and a weighted average remaining contractual term of 5.1 years. Since December 31, 2005, the weighted average grant date fair value of options granted was $12.75, the total intrinsic value of options exercised was $22.8 million and 979 thousand options have vested, net of forfeitures, with a total fair value of $2.6 million. At June 30, 2006, the total compensation cost related to nonvested options not yet recognized was $1.4 million with a weighted average expense recognition period of 3 years.
Additional information regarding options outstanding as of June 30, 2006 is as follows (options in thousands):

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Options	Exercise	Remaining	Options	Exercise
Option Prices	Outstanding	Price	Contractual Life	Exercisable	Price
$0 - $7	737	$4.04	6.6 years	718	$4.00
$7 - $14	923	11.76	5.3 years	750	11.77
$14 - $21	67	14.30	3.2 years	66	14.28
$21 - $28	277	23.32	5.0 years	168	23.40
$28 - $35	1	31.98	9.8 years	—	—
Nonvested Stock
The majority of the nonvested stock awards issued under the 2005 Plan are restricted as to transferability and salability with these restrictions being removed in equal annual installments over the five-year period following the grant date. The majority of the nonvested stock awards issued under the 1997 Plan are restricted as to transferability and salability with these restrictions expiring ratably over a three-year or five-year period, expiring after six years from the date of grant or expiring ratably from the second anniversary to the sixth anniversary of the date of grant. Also, a minimal amount of immediately vesting restricted stock held by certain members of the Company’s Board of Directors in the Deferred Compensation Plan are included in this presentation as nonvested stock.
During the first quarter of 2001 and 2004, approximately 356 thousand and 341 thousand, respectively, nonvested common stock shares with performance accelerated vesting features were awarded to certain senior executives and key employees under the Company’s 1997 Stock Incentive Plan, as amended. The nonvested shares vest either six years from the date of grant or ratably from the second anniversary of the date of grant to the sixth anniversary unless certain performance criteria are met. The performance measure used to determine vesting is either the Company’s stock price or earnings per share. As of June 30, 2006, 696 thousand shares were issued as nonvested performance shares and approximately 461 thousand shares have vested. Approximately 45 thousand shares have been cancelled.
Prior to January 1, 2006, unearned stock compensation was recorded within shareholders’ equity at the date of award based on the quoted market price of the Company’s common stock on the date of grant and was amortized to expense using the straight-line method from the grant date through the earlier of the vesting date or the estimated retirement eligibility date. Upon adoption of SFAS 123(R), the $4.8 million of unearned stock compensation as of December 31, 2005 was required to be charged against additional paid-in capital.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
A summary of all nonvested stock activity since the Company’s most recent fiscal year end is as follows (shares in thousands):

		Weighted
		Average
	Shares	Grant Date
	Outstanding	Fair Value
Balance At December 31, 2005	743	$9.90
Granted	241	23.06
Vested	(301)	9.14
Forfeited	(1)	24.49

Balance At June 30, 2006	682	$14.70

As of June 30, 2006, there was $0.7 million of total unrecognized compensation cost related to performance-based nonvested stock and $7.0 million of total unrecognized compensation cost related to all other nonvested stock. The cost is expected to be recognized over a weighted average period of 2.6 years for the performance-based nonvested stock and 4.2 years for all other nonvested stock.
12. Earnings Per Common Share
A reconciliation of the numerator and denominator of earnings per common share to earnings per common share — assuming dilution is as follows (in millions):

	Three Fiscal Months Ended		Six Fiscal Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
Earnings per common share — basic:
Net income	$41.5	$11.8	$62.9	$20.8
Less: preferred stock dividends	(0.1)	(1.5)	(0.2)	(3.0)

Net income for basic EPS computation (1)	$41.4	$10.3	$62.7	$17.8

Weighted average shares outstanding for basic EPS computation (2)	50.8	39.4	50.4	39.3

Earnings per common share — basic	$0.81	$0.26	$1.24	$0.45

Earnings per common share — diluted:
Net income	$41.5	$11.8	$62.9	$20.8
Less: preferred stock dividends, if applicable	n/a	n/a	n/a	n/a

Net income for diluted EPS computation(1)	$41.5	$11.8	$62.9	$20.8

Weighted average shares outstanding	50.8	39.4	50.4	39.3
Dilutive effect of stock options and restricted stock units	0.9	1.2	0.9	1.2
Dilutive effect of assumed conversion of preferred stock, if applicable	0.5	10.3	0.5	10.3

Weighted average shares outstanding for diluted EPS computation(2)	52.2	50.9	51.8	50.8

Earnings per common share — diluted	$0.80	$0.23	$1.21	$0.41

(1) Numerator (2) Denominator
The earnings per common share — assuming dilution computation excludes the impact of an insignificant amount of stock options in the three and six fiscal months ended June 30, 2006 and 1.0 million and 1.5 million, respectively, stock options and restricted stock units in the three and six fiscal months ended July 1, 2005 because their impact was anti-dilutive.
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
Corporate assets included cash, deferred income taxes, certain property, including property held for sale, prepaid expenses and other current and non-current assets. The property held for sale consists of real property remaining from the Company’s closure of certain manufacturing operations in the amount of $2.4 million at June 30, 2006 and $3.1 million at December 31, 2005. These properties are actively being marketed for sale.
Summarized financial information for the Company’s operating segments for the three fiscal months and six fiscal months ended June 30, 2006 and July 1, 2005 and as of June 30, 2006 and December 31, 2005 is as follows (in millions).

	Three Fiscal Months Ended
		Industrial &
	Energy	Specialty	Communications	Corporate	Total
Net Sales:
June 30, 2006	$359.5	$443.1	$184.5	$—	$987.1
July 1, 2005	212.4	252.1	144.1	—	608.6
Operating Income (Loss):
June 30, 2006	25.2	30.8	14.4	—	70.4
July 1, 2005	15.4	10.2	5.9	(3.5)	28.0

	Six Fiscal Months Ended
		Industrial &
	Energy	Specialty	Communications	Corporate	Total
Net Sales:
June 30, 2006	$659.6	$797.3	$334.5	$—	$1,791.4
July 1, 2005	408.9	493.3	260.6	—	1,162.8
Operating Income (Loss):
June 30, 2006	43.7	50.7	18.2	—	112.6
July 1, 2005	27.7	19.4	8.6	(3.5)	52.2
Identifiable Assets:
June 30, 2006	583.6	730.9	349.1	160.5	1,824.1
December 31, 2005	473.7	580.8	301.8	166.9	1,523.2
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
At June 30, 2006 and December 31, 2005, General Cable had an accrued liability of approximately $1.9 million and $2.3 million, respectively, for various environmental-related liabilities of which General Cable is aware. American Premier Underwriters Inc., a former parent of General Cable, agreed to indemnify General Cable against all environmental-related liabilities arising out of General Cable’s or its predecessors’ ownership or operation of the Indiana Steel & Wire Company and Marathon Manufacturing Holdings, Inc. businesses (which were divested by General Cable), without limitation as to time or amount. While it is difficult to estimate future environmental-related liabilities accurately, General Cable does not currently anticipate any material adverse impact on its results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.
As part of the acquisition of the worldwide energy cable and cable systems business of BICC plc, BICC plc agreed to indemnify General Cable against environmental liabilities existing at the date of the closing of the purchase of the business. The indemnity is for an eight-year period ending in 2007 while General Cable operates the businesses subject to certain sharing of losses (with BICC plc covering 95% of losses in the first three years, 80% in years four and five and 60% in the remaining three years). The indemnity is also subject to the overall indemnity limit of $150 million, which applies to all warranty and indemnity claims in the transaction. In addition, BICC plc assumed responsibility for cleanup of certain specific conditions at several sites operated by General Cable and cleanup is mostly complete at those sites. In the sale of the European businesses to Pirelli in August 2000, the Company generally indemnified Pirelli against any environmental-related liabilities on the same basis as BICC plc indemnified the Company in the earlier acquisition. However, the indemnity the Company received from BICC plc related to the European businesses sold to Pirelli terminated upon the sale of those businesses to Pirelli. At this time, there are no claims outstanding under the general indemnity provided by BICC plc. In addition, the Company generally indemnified Pirelli against other claims relating to the prior operation of the business. Pirelli has asserted claims under this indemnification. The Company is continuing to investigate these claims and believes that the reserve currently included in the Company’s balance sheet is adequate to cover any obligation it may have.
General Cable had agreed to indemnify Raychem HTS Canada, Inc. against certain environmental liabilities arising out of the operation of the business it sold to Raychem HTS Canada, Inc. prior to its sale. The indemnity was for a five year period from the closing of the sale, which ended in April 2006, and was subject to an overall limit of $60 million. No outstanding claims exist under this expired indemnity.
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
In addition, Company subsidiaries have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by the Company. At June 30, 2006, there were approximately 7,550 non-maritime claims and 33,300 maritime asbestos claims outstanding. At June 30, 2006 and December 31, 2005, General Cable had accrued, on a gross basis, approximately $5.6 million for these lawsuits. At June 30, 2006 and December 31, 2005, General Cable had recorded insurance recoveries of approximately $0.5 million and $3.1 million, respectively, related to the asbestos lawsuits. The recorded insurance recoveries decreased during 2006 mainly due to the $3.0 million settlement in cash for the resolution of an insurer’s obligations for coverage of asbestos liabilities under a series of insurance policies issued to the Company that effectively removed the insurance company’s responsibilities, thus reducing the insurance recoveries balance.
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
In conjunction with the assessment that the Company carried out as a result of the requirements of FIN 47, “Accounting for Conditional Asset Retirement Obligations,” the Company identified various operating facilities that contain encapsulated asbestos that existing legislation would require the Company to dispose of with special procedures upon a demolition or major renovation of the facilities. No liability has currently been recognized on the Company’s Condensed Consolidated Balance Sheet for these special procedures since the Company does not have the information available to estimate a range of potential settlement dates. Based on the consideration of past practice, asset economic life, recent and current changes in the industry and the Company including the reduction of capacity, the implementation of Lean initiatives, the growing importance of energy infrastructure and grid improvement and the growing interest in alternative energy sources, and the fact that the operating facilities are in full use and no plans in any budget, forecast or other forward-looking plan of the Company currently projects any of these facilities to undergo demolition or major renovation, an estimate is not possible. At any time in the future when any of these facilities is designated for demolition or major renovation or an assessment of the above factors indicates that demolition or major renovation may be necessary, the Company will then have the information it needs to estimate and record the potential liability, and the Company intends to do so at that time.
The Company’s principal U.S. operating subsidiary has unconditionally guaranteed the payments required to be made to the parties involved in the cross currency and interest rate swap that the Company entered into in 2005. The guarantee continues until the commitment under the swap has been paid in full, including principal plus interest, with the final amount due in November 2007. The maximum exposure under this guarantee was approximately $178.4 million as of June 30, 2006, however the net exposure position was an unfavorable $6.8 million. As of June 30, 2006, the amount that was recorded for this liability was not significant.
The Company had outstanding letters of credit related to its revolving credit agreement of approximately $31.8 million and $34.4 million, respectively, as of June 30, 2006 and July 1, 2005. These letters of credit are primarily renewed on an annual basis, and the majority of the amount relates to risks associated with an outstanding industrial revenue bond, with self insurance claims and with defined benefit plan obligations.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
15. Supplemental Guarantor Information
General Cable Corporation and its material U.S. wholly-owned subsidiaries fully and unconditionally guarantee the $285.0 million of Senior Notes due 2010 of General Cable Corporation (the Issuer) on a joint and several basis. The following presents financial information about the Issuer, guarantor subsidiaries and non-guarantor subsidiaries in millions. As a result of the recent amendments to the Amended and Restated Credit Agreement, the Company’s Canadian and Mexican subsidiaries were removed as guarantors of the Senior Notes. Therefore, all 2006 results present Canadian and Mexican subsidiaries in “Non-Guarantor Subsidiaries.” All of the Company’s subsidiaries are “restricted subsidiaries” for purposes of the Senior Notes. Intercompany transactions are eliminated.
Condensed Statements of Operations
Three Fiscal Months Ended June 30, 2006

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$478.1	$509.0	$—	$987.1
Intercompany	13.5	—	—	(13.5)	—

	13.5	478.1	509.0	(13.5)	987.1

Cost of sales	—	411.1	446.5	—	857.6

Gross profit	13.5	67.0	62.5	(13.5)	129.5

Selling, general and administrative expenses	12.6	32.5	27.5	(13.5)	59.1

Operating income	0.9	34.5	35.0	—	70.4

Other income	—	—	0.2	—	0.2

Interest income (expense):
Interest expense	(8.8)	(15.1)	(2.0)	13.6	(12.3)
Interest income	12.8	0.2	1.3	(13.6)	0.7

	4.0	(14.9)	(0.7)	—	(11.6)

Income before income taxes	4.9	19.6	34.5	—	59.0
Income tax provision	(1.7)	(5.0)	(10.8)	—	(17.5)

Net income	3.2	14.6	23.7	—	41.5

Less: preferred stock dividends	(0.1)	—	—	—	(0.1)

Net income applicable to common shareholders	$3.1	$14.6	$23.7	$—	$41.4

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Condensed Statements of Operations
Six Fiscal Months Ended June 30, 2006

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$855.2	$936.2	$—	$1,791.4
Intercompany	25.7	—	—	(25.7)	—

	25.7	855.2	936.2	(25.7)	1,791.4

Cost of sales	—	741.6	822.7	—	1,564.3

Gross profit	25.7	113.6	113.5	(25.7)	227.1

Selling, general and administrative expenses	24.0	64.6	51.6	(25.7)	114.5

Operating income	1.7	49.0	61.9	—	112.6

Other income (expense)	—	(0.3)	1.3	—	1.0

Interest income (expense):
Interest expense	(15.2)	(30.5)	(3.5)	26.8	(22.4)
Interest income	25.3	0.3	2.4	(26.8)	1.2

	10.1	(30.2)	(1.1)	—	(21.2)

Income before income taxes	11.8	18.5	62.1	—	92.4
Income tax provision	(4.1)	(5.4)	(20.0)	—	(29.5)

Net income	7.7	13.1	42.1	—	62.9

Less: preferred stock dividends	(0.2)	—	—	—	(0.2)

Net income applicable to common shareholders	$7.5	$13.1	$42.1	$—	$62.7

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Condensed Statements of Operations
Three Fiscal Months Ended July 1, 2005

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
Six Fiscal Months Ended July 1, 2005

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Condensed Balance Sheets
June 30, 2006

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$0.1	$9.4	$49.5	$—	$59.0
Receivables, net of allowances	—	254.5	537.2	—	791.7
Inventories	—	185.3	213.9	—	399.2
Deferred income taxes	—	42.2	5.4	—	47.6
Prepaid expenses and other	1.3	52.0	16.8	—	70.1

Total current assets	1.4	543.4	822.8	—	1,367.6
Property, plant and equipment, net	0.1	166.1	202.5	—	368.7
Deferred income taxes	11.9	36.1	6.5	—	54.5
Intercompany accounts	659.0	61.1	128.6	(848.7)	—
Investment in subsidiaries	33.7	203.7	—	(237.4)	—
Other non-current assets	7.0	21.7	4.6	—	33.3

Total assets	$713.1	$1,032.1	$1,165.0	$(1,086.1)	$1,824.1

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$205.7	$442.1	$—	$647.8
Accrued liabilities	3.4	74.3	133.7	—	211.4
Current portion of long-term debt	—	0.9	19.1	—	20.0

Total current liabilities	3.4	280.9	594.9	—	879.2
Long-term debt	285.0	108.7	31.6	—	425.3
Deferred income taxes	—	2.2	10.9	—	13.1
Intercompany accounts	36.7	659.6	152.4	(848.7)	—
Other liabilities	22.8	56.2	27.4	—	106.4

Total liabilities	347.9	1,107.6	817.2	(848.7)	1,424.0
Total shareholders’ equity (deficit)	365.2	(75.5)	347.8	(237.4)	400.1

Total liabilities and shareholders’ equity	$713.1	$1,032.1	$1,165.0	$(1,086.1)	$1,824.1

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Condensed Statements of Cash Flows
Six Fiscal Months Ended June 30, 2006

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows of operating activities:
Net income	$7.7	$13.1	$42.1	$—	$62.9
Adjustment to reconcile net income to net cash flows of operating activities:
Depreciation and amortization	2.6	13.6	9.3	—	25.5
Foreign currency exchange (gain) loss	—	0.3	(1.3)	—	(1.0)
Deferred income taxes	(4.3)	11.5	(4.6)	—	2.6
Loss on disposal of property	—	0.5	0.3	—	0.8
Changes in operating assets and liabilities net of effect of acquisitions and divestitures:
Increase in receivables	—	(71.5)	(152.4)	—	(223.9)
(Increase) decrease in inventories	—	8.7	(26.0)	—	(17.3)
(Increase) decrease in other assets	3.6	(8.9)	(2.0)	—	(7.3)
Increase in accounts payable, accrued and other liabilities	7.4	54.4	101.0	—	162.8

Net cash flows of operating activities	17.0	21.7	(33.6)	—	5.1

Cash flows of investing activities:
Capital expenditures	—	(7.3)	(15.3)	—	(22.6)
Proceeds from properties sold	—	0.1	0.3	—	0.4
Acquisitions, net of cash acquired	—	—	(13.7)	—	(13.7)
Other, net	—	1.6	—	—	1.6

Net cash flows of investing activities	—	(5.6)	(28.7)	—	(34.3)

Cash flows of financing activities:
Preferred stock dividends paid	(0.2)	—	—	—	(0.2)
Excess tax benefits from stock-based compensation	8.4	—	—	—	8.4
Intercompany accounts	(39.9)	4.4	35.5	—	—
Net change in revolving credit borrowings	—	(19.1)	—	—	(19.1)
Net change in other debt	—	(0.5)	10.2	—	9.7
Proceeds from exercise of stock options	14.8	—	—	—	14.8

Net cash flows of financing activities	(16.9)	(15.2)	45.7	—	13.6

Effect of exchange rate changes on cash	—	—	2.4	—	2.4

Increase (decrease) in cash	0.1	0.9	(14.2)	—	(13.2)
Cash — beginning of period	—	8.5	63.7	—	72.2

Cash — end of period	$0.1	$9.4	$49.5	$—	$59.0

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Condensed Statements of Cash Flows
Six Fiscal Months Ended July 1, 2005

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows of operating activities:
Net income (loss)	$5.6	$(5.9)	$21.1	$—	$20.8
Adjustment to reconcile net income (loss) to net cash flows of operating activities:
Depreciation and amortization	—	18.5	3.7	—	22.2
Foreign currency exchange loss	—	0.1	—	—	0.1
Deferred income taxes	—	3.5	(2.5)	—	1.0
Loss on disposal of property	—	0.6	0.1	—	0.7
Changes in operating assets and liabilities net of effect of acquisitions and divestitures:
Increase in receivables	—	(59.4)	(27.4)	—	(86.8)
Increase in inventories	—	(18.2)	(7.4)	—	(25.6)
(Increase) decrease in other assets	(3.2)	15.6	0.1	—	12.5
Increase in accounts payable, accrued and other liabilities	0.1	31.3	24.4	—	55.8

Net cash flows of operating activities	2.5	(13.9)	12.1	—	0.7

Cash flows of investing activities:
Capital expenditures	—	(6.8)	(8.9)	—	(15.7)
Proceeds from properties sold	—	0.1	—	—	0.1
Acquisitions, net of cash acquired	—	(7.4)	—	—	(7.4)
Other, net	—	(0.5)	—	—	(0.5)

Net cash flows of investing activities	—	(14.6)	(8.9)	—	(23.5)

Cash flows of financing activities:
Preferred stock dividends paid	(3.0)	—	—	—	(3.0)
Intercompany accounts	—	5.0	(5.0)	—	—
Net change in revolving credit borrowings	—	26.7	—	—	26.7
Proceeds from other debt	—	0.1	2.6	—	2.7
Proceeds from exercise of stock options	0.5	—	—	—	0.5

Net cash flows of financing activities	(2.5)	31.8	(2.4)	—	26.9

Effect of exchange rate changes on cash	—	—	(4.9)	—	(4.9)

Increase (decrease) in cash	—	3.3	(4.1)	—	(0.8)
Cash — beginning of period	0.1	7.3	29.0	—	36.4

Cash — end of period	$0.1	$10.6	$24.9	$—	$35.6

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
The Staff of the Securities and Exchange Commission (the Staff) recently completed a periodic review of the Company’s Annual Report on Form 10-K as of December 31, 2005, and Quarterly Report on Form 10-Q as of March 31, 2006, and issued letters to us dated June 26, 2006, and July 28, 2006 (Comment Letters), commenting on certain aspects of those reports. We believe that most of the issues raised in the Comment Letters have been appropriately addressed, and we have included required disclosures in this report or will include required disclosures in future filings to the extent necessary as a result of the Staff’s comments. While the Company believes that its filing position is appropriate, certain items from the Comment Letters remain under consideration with the Staff at this time and there may be other matters raised by the Staff.
Although we believe that we have addressed these matters appropriately, there can be no certainty that the Staff will ultimately agree with our positions. If the Staff disagrees with the Company’s positions, the Company may be required to amend certain prior filings to provide additional footnote disclosure. Also, as a result of these outstanding comments, the Company’s independent registered public accountants have not finalized their review of the Company’s interim financial statements included in this filing as required by Rule 10-01(d) of Regulation S-X. The Company is not aware of any material adjustments or other material issues resulting from the review procedures performed to date by the independent registered public accountants with regard to the interim financial statements.
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
General Cable analyzes its worldwide operations in two geographic groups: 1) North America and 2) International. The International figures for the three and six fiscal months ended June 30, 2006 include the Silec® business purchased in December 2005. Corporate charges, if any, represent non-recurring charges. The following table sets forth net sales and operating income by geographic group for the periods presented, in millions of dollars:

	Three Fiscal Months Ended				Six Fiscal Months Ended
	June 30, 2006		July 1, 2005		June 30, 2006		July 1, 2005
Net sales:	Amount	%	Amount	%	Amount	%	Amount	%
North America	$579.5	59%	$408.1	67%	$1,043.7	58%	$760.0	65%
International	407.6	41%	200.5	33%	747.7	42%	402.8	35%

Total net sales	$987.1	100%	$608.6	100%	$1,791.4	100%	$1,162.8	100%

Operating income (loss):
North America	$42.0	60%	$16.3	52%	$62.3	55%	$24.4	44%
International	28.4	40%	15.2	48%	50.3	45%	31.3	56%

Subtotal	70.4	100%	31.5	100%	112.6	100%	55.7	100%

Corporate and other operating items	—		(3.5)		—		(3.5)

Total operating income	$70.4		$28.0		$112.6		$52.2

General Cable’s reported net sales are directly influenced by the price of copper, and to a lesser extent, aluminum. The price of copper and aluminum has historically been subject to considerable volatility and has recently been subject to an unprecedented level of volatility. The daily selling price of copper cathode on the COMEX averaged $3.37 per pound in the second quarter of 2006 and $1.53 per pound in the second quarter of 2005 and the daily price of aluminum averaged $1.26 per pound in the second quarter of 2006 and $0.87 per pound in the second quarter of 2005. In the first six fiscal months of 2006 and 2005, copper cathode on the COMEX averaged $2.81 per pound and $1.50 per pound, respectively. The daily price of aluminum averaged $1.22 per pound in the first six fiscal months of 2006 and $0.91 per pound in the first six fiscal months of 2005. These copper and aluminum price increases are representative of both the North American and international markets. General Cable generally passes changes in copper and aluminum prices along to its customers, although there are timing delays of varying lengths depending upon the volatility of metals prices, the type of product, competitive conditions and particular customer arrangements. A significant portion of the Company’s energy and communications business and, to a lesser extent, the Company’s industrial business has metal escalators written into customer contracts under a variety of price setting and recovery formulas. The remainder of the Company’s business requires that the cost of higher metal prices be recovered through negotiated price increases with customers. In these instances, the ability to increase the Company’s selling prices may lag the movement in metal prices by a period of time as the customer price increases are implemented. As a result of this and a number of other practices intended to match copper and aluminum purchases with sales, profitability over time has historically not been significantly affected by changes in copper and aluminum prices, although 2003 and 2004 profitability was adversely impacted by rapid increases in raw material costs. General Cable does not engage in speculative metals trading or other speculative activities.
The Company has also experienced significant inflationary pressure on raw materials other than copper and aluminum used in cable manufacturing, such as insulating compounds, steel and wood reels, freight costs and energy costs. The Company has increased selling prices in most of its markets in order to offset the negative effect of increased raw material prices and other costs. However, the Company’s ability to ultimately realize these price increases will be influenced by competitive conditions in its markets, including manufacturing capacity utilization. In addition, a continuing rise in raw material prices, when combined with the normal lag time between an announced customer price increase and its effective date in the market, may result in the Company not fully recovering these increased costs. If the Company were not able to adequately increase selling prices in a period of rising raw material costs, the Company would experience a decrease in reported earnings.
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

Current Business Environment
The wire and cable industry is competitive, mature and cost driven. In many business segments, there is little differentiation among industry participants from a manufacturing or technology standpoint. During 2004 and 2005, and continuing into 2006, the Company’s end markets have continued to demonstrate recovery from the low points of demand experienced in 2003. In the past several years, there has been significant merger and acquisition activity which, we believe, has led to a reduction in the deployment of inefficient, high cost capacity in the industry.
In the energy segment, the 2003 power outages in the United States, Canada and Europe emphasized a need to upgrade the power transmission infrastructure used by electric utilities, which has, over time, caused an increase in demand for General Cable’s energy products. This continuing need to upgrade the power transmission infrastructure has been further highlighted in recent weeks through news articles reporting the strain being placed on the United States electric grid, especially during periods of peak demand that are the result of extremely high temperatures affecting certain regions of the United States. In addition, tax legislation was passed in the United States in 2004 which includes the renewal of tax credits for producing power from wind. This may also cause an increase in demand for the Company’s products as the Company is a significant manufacturer of wire and cable used in wind farms. As a result of the passage of energy legislation in the United States in 2005 that is aimed at improving the transmission grid infrastructure and the reliability of power availability and as a result of the growing energy needs of emerging economies in Asia, the Middle East and Africa, increased demand for the Company’s transmission and distribution cables may occur over time. An increase in the volume of energy segment sales is already occurring both in North America and internationally and in combination with increased selling prices is leading to improvements in energy segment operating margins. Due to the increase in demand for these products, delivery lead times have increased to several months.
In the industrial & specialty segment, industrial construction spending, which influences industrial cable demand, is very strong in North America and Europe. This segment has experienced increased demand for products that support mining, oil, gas, and petrochemical markets, and the Company expects this trend to continue throughout 2006 partly in response to high oil prices which influences drilling and coal mining activity and investment in alternatives to oil. Demand for portable power is growing and an improving pricing environment is serving to offset increasing raw material costs.
Over the last several years, the communications segment has experienced a significant decline from historical spending levels for outside plant telecommunications products and a weak market for switching/local area networking cables. Overall demand for communications wire and cable products from the Company’s traditional Regional Bell Operating Company customers (“RBOC’s”) has declined over the last several quarters and may continue to decline. However, the Company has offset declines in RBOC demand by benefiting from the consolidation of competitors which occurred during 2004 in the communications market and from the completed closure of its Bonham, Texas and Dayville, Connecticut facilities, which has allowed the Company to better utilize its communications manufacturing assets. The Company has also seen strong growth in networking sales during the last several quarters as a result of a continuing trend toward higher performance, value-added networking cables and accelerating pricing in the market. The Company anticipates, based on past regulatory announcements, further deployment of fiber optic products into the telephone network. Increased spending by the telephone companies on fiber deployment has negatively impacted their purchases of the Company’s copper based telecommunications cable products. However, this impact may be somewhat mitigated in that the Company believes it will benefit from the further investment in fiber broadband networks as some of its customers will most likely need to upgrade a portion of their copper network to support the fiber network.
In addition to the operating trends discussed in the previous paragraph, the Company anticipates that the following trends may affect the earnings of the Company during the remainder of 2006. The impact of continued rising raw materials costs, including metals and insulating materials, and freight and energy costs has increased the Company’s working capital requirements. While commodity prices climbed modestly during the first quarter, copper prices increased at an unprecedented pace in the second quarter, and if such a rapid increase were to occur again in the near term, the Company may not immediately recover such an increase through pricing changes. The Company expects aluminum and copper rod supplies to continue to be very tight globally due to production and transportation problems within the refining industry, potentially causing even greater increases in raw material prices. During the second quarter, as a result of certain customer shipments being delayed into the third quarter, the Company benefited from copper hedge positions that were closed prior to the recognition of the hedged sales transactions. As a result of the LIFO inventory method, the Company recognized $8.5 million in reduced material cost as a result of these closed positions. Due to the difference in timing between the settlement of the copper purchases and the settlement of the sales transactions, gross margins on these sales contracts upon settlement in the third quarter may be significantly lower since the benefits of lower hedged copper prices were already recognized during the second quarter. Also, as a result of the purchase of Silec®, margin percentages, mostly in the energy and industrial & specialty segments, will be diluted over the next few fiscal quarters due to the acquisition of revenues with minimal operating margins. The Company anticipates that the realization of operating efficiencies, synergies with the Company’s other European businesses, improved pricing and Lean Six Sigma (“Lean”) initiatives will lessen this dilution as 2006 progresses. In addition, due to the anticipated continued rise in interest rates in the United States, the Company’s interest expense on its floating rate asset based revolver is expected to increase at least through the third quarter and possibly throughout all of 2006. This impact, however, is expected to be partially offset by the interest savings resulting from the U.S. dollar to Euro cross currency and interest rate swap agreement entered into in 2005. The agreement has a notional value of $150 million, or approximately 53% of the Company’s currently outstanding $285 million in Senior Notes. The swap has a term of just over two years with a maturity date that coincides with the earliest redemption date of the Senior Notes. This agreement lowers the Company’s borrowing cost by 200 basis points on the swapped portion of the Senior Notes, or approximately $3 million per year in interest expense. Cash interest savings for the first six fiscal months of 2006 was $1.5 million.
General Cable believes its investment in Lean training, coupled with effectively utilized manufacturing assets, provides a cost advantage compared with many of its competitors and generates cost savings which help offset rising raw material prices and other general economic cost increases. In addition, General Cable’s customer and supplier integration capabilities, one-stop selling and geographic and product balance are sources of competitive advantage. As a result, the Company believes it is well positioned, relative to many of its competitors, in the current business environment.
As part of General Cable’s ongoing efforts to reduce total operating costs, the Company continuously evaluates its ability to more efficiently utilize existing manufacturing capacity. Such evaluation includes the costs associated with and benefits to be derived from the combination of existing manufacturing assets into fewer plant locations and the possible outsourcing of certain manufacturing processes. During 2004, the Company completed the closure of certain of its industrial and specialty manufacturing plants which resulted in a $7.6 million charge in 2003 and a $7.4 million charge in 2004. During 2005, the Company closed certain of its communications cable manufacturing plants which resulted in a net $18.6 million charge in 2005 ($3.5 million in the first six fiscal months of 2005). There were no charges recorded for closure costs for the three and six fiscal months ended June 30, 2006.
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
On December 22, 2005, the Company completed its purchase of the shares of the wire and cable manufacturing business of SAFRAN SA, a diverse, global high technology company. The acquired business is known under the name Silec Cable, S.A.S. (“Silec”). Silec® is based in Montereau, France and employs approximately 1,000 associates with nearly one million square feet of manufacturing space in that location. In 2005, prior to the acquisition date, Silec® reported global sales of approximately $282.7 million (based on 2005 average exchange rates) of which about 52% were linked to energy infrastructure. The original consideration paid for the acquisition was approximately $82.8 million (at prevailing exchange rates during that period) including fees and expenses and net of cash acquired at closing. In accordance with the terms of the definitive share purchase agreement, the Company withheld approximately 15% of the purchase price at closing until the parties agreed on the final closing balance sheet. During the second quarter of 2006, the Company agreed on the closing balance sheet and resolved other claims with SAFRAN SA, and therefore, the Company paid additional consideration of approximately $13.7 million (at prevailing exchange rates during the period) including fees and expenses in final settlement of the acquisition price. The Company acquired Silec® primarily as the latest step in the positioning of the Company as a global leader in cabling systems for the energy exploration, production, transmission and distribution markets.

A preliminary purchase price allocation based on the estimated fair values, or other measurements as applicable, of the assets acquired and the liabilities assumed at the date of acquisition is as follows (in millions at the prevailing exchange rate for that date):

As of
December 22, 2005
Cash	$1.4
Accounts receivable	113.5
Inventories	49.1
Prepaid expenses and other	8.4
Property, plant and equipment	17.6
Other noncurrent assets	2.0

Total assets	$192.0

Accounts payable	$43.1
Accrued liabilities	40.0
Other liabilities	12.0

Total liabilities	$95.1

The values of property, plant and equipment and intangible assets reflected above have been adjusted for the pro rata allocation (based on their relative fair values) of the excess of the fair value of acquired net assets over the cost of the acquisition. The Company has not yet finalized the deferred tax accounting in establishing the acquisition opening balance sheet. This valuation is expected to be completed in the third quarter of 2006, which could result in changes to the values assigned above to property, plant and equipment and intangible assets.
Intangible assets reflected above were determined by management to meet the criteria for recognition apart from goodwill and include the following (in millions at the prevailing exchange rate for that date):

		Amortization
	Estimated Fair	Period
	Value	(in years)
Patents	$1.0	12.0

Total amortizable intangible assets	$1.0	12.0
Trademarks	$1.0

Total intangible assets	$2.0

Trademarks have been determined by management to have indefinite lives and are not amortized, based on management’s expectation that the trademarked products will generate cash flows for the Company for an indefinite period. Management expects to continue to use the acquired trademarks on existing products and to introduce new products that will also display the trademarks, thus extending their lives indefinitely.
The patents were determined by management to have finite lives. The useful life for the patents was based on the remaining lives of the related patents.
No in-process research and development costs have been identified to be written off.
The following table presents, in millions, actual unaudited consolidated results of operations for the Company for the three and six fiscal months ended June 30, 2006, including the operations of Silec® and presents the unaudited pro forma consolidated results of operations for the Company for the three and six fiscal months ended July 1, 2005 as though the acquisition of Silec® had been completed as of the beginning of each period. This pro forma information is intended to provide information regarding how the Company might have looked if the acquisition had occurred as of January 1, 2005. The pro forma adjustments represent management’s best estimates based on information available at the time the pro forma information was prepared and may differ from the adjustments that may actually have been required.

Accordingly, the pro forma financial information should not be relied upon as being indicative of the historical results that would have been realized had the acquisition occurred as of the dates indicated or that may be achieved in the future.

	Unaudited Three Fiscal		Unaudited Six Fiscal
	Months Ended		Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
	(As reported)	(Pro forma)	(As reported)	(Pro forma)
Revenue	$987.1	$680.3	$1,791.4	$1,304.0

Net income applicable to common shareholders	$41.4	$11.2	$62.7	$19.2

Earnings per common share — assuming dilution	$0.80	$0.25	$1.21	$0.44

The pro forma results reflect immaterial pro forma adjustments for interest expense, depreciation and related income taxes in order to present the amounts on a purchase accounting adjusted basis. These pro forma results also include an estimated $1.2 million and an estimated $2.4 million, respectively, of corporate costs allocated by SAFRAN SA to Silec® during the three and six fiscal months ended July 1, 2005. Certain overhead costs previously incurred on behalf of and allocated to Silec® by SAFRAN SA are incurred directly by Silec® in 2006.
Net income during the three and six fiscal months ended June 30, 2006 and July 1, 2005 includes certain material one-time benefits (charges) unrelated to the acquisition, as listed below (in millions):

	Unaudited Three Fiscal		Unaudited Six Fiscal
	Months Ended		Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
Release of deferred tax valuation allowance	$3.7	$—	$3.7	$—

Plant rationalization charges	$—	$(3.5)	$—	$(3.5)

On December 30, 2005, the Company completed the acquisition of the Mexican ignition wire set business of Beru AG, a worldwide leading manufacturer of diesel cold start systems. The acquired business is known under the name Beru S.A. de C.V. (Beru S.A.). Beru S.A. is based in Cuernavaca, Mexico and employs approximately 100 associates with one hundred thousand square feet of manufacturing space. Beru S.A. operates an automotive aftermarket assembly and distribution operation with annual revenues of approximately $7 million. Pro forma results of the Beru S.A. acquisition are not material.
The results of operations of the acquired businesses discussed above have been included in the consolidated financial statements since the respective dates of acquisition.
Critical Accounting Policies and Estimates
The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. A summary of significant accounting policies is provided in Note 2 to the Condensed Consolidated Financial Statements. The application of these policies requires management to make estimates and judgments that affect the amounts reflected in the financial statements. Management bases its estimates and judgments on historical experience, information that is available to management about current events and actions the Company may take in the future and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The most critical judgments impacting the financial statements include those policies described below. In addition, significant estimates and judgments are also involved in the valuation allowances for sales incentives and accounts receivable; legal, environmental, asbestos and customer reel deposit liabilities; assets and obligations related to other post-retirement benefits; and self insured workers’ compensation and health insurance reserves. Management believes these judgments have been materially accurate in the past and the basis for these judgments should not change significantly in the future. Management periodically evaluates and updates the estimates used in the application of its accounting policies, adjusts amounts in the financial statements as necessary and has discussed the development, selection and disclosure of these estimates with the Audit Committee of the Company’s Board of Directors.

Inventory Costing and Valuation
General Cable utilizes the LIFO method of inventory accounting for its metals inventory. The Company’s use of the LIFO method results in its income statement reflecting the current costs of metals, while metals inventories in the balance sheet are valued at historical costs as the LIFO layers were created. As a result of volatile copper prices, the replacement cost of the Company’s copper inventory exceeded the historic LIFO cost by approximately $235 million at June 30, 2006 and by approximately $107 million at December 31, 2005. If LIFO inventory quantities are reduced in a period when replacement costs exceed the LIFO value of the inventory, the Company would experience an increase in reported earnings. Conversely, if LIFO inventory quantities are reduced in a period when replacement costs are lower than the LIFO value of the inventory, the Company would experience a decline in reported earnings. If the Company were not able to recover the LIFO value of its inventory at a profit in some future period when replacement costs are lower than the LIFO value of the inventory, the Company would be required to take a charge to recognize in its income statement all or a portion of the higher LIFO value of the inventory.
The Company periodically evaluates the realizability of its inventory. In circumstances where inventory levels are in excess of anticipated market demand, where inventory is deemed to be technologically obsolete or not saleable due to its condition or where inventory costs exceed net realizable value, the Company records a charge to cost of sales and reduces the inventory to its net realizable value.
Pension Accounting
Pension expense for the defined benefit pension plans sponsored by General Cable is determined based upon a number of actuarial assumptions, including an expected long-term rate of return on assets of 8.5%. This assumption was based on input from actuaries, including their review of historical 10 year, 20 year, and 25 year rates of inflation and real rates of return on various broad equity and bond indices in conjunction with the diversification of the asset portfolio. The expected long-term rate of return on assets is based on an asset allocation assumption of 65% allocated to equity investments, with an expected real rate of return of 7%, and 35% to fixed-income investments, with an expected real rate of return of 3%, and an assumed long-term rate of inflation of 3%. The actual asset allocations were 63.5% of equity investments and 65% of equity investments, respectively, and 36.5% of fixed-income investments and 35% of fixed-income investments, respectively, at June 30, 2006 and at December 31, 2005. Management believes that long-term asset allocations on average will approximate the Company’s assumptions and that an 8.5% long-term rate of return is a reasonable assumption.
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
General Cable evaluates its actuarial assumptions at least annually, and adjusts them as necessary. In 2005, pension expense for the Company’s defined benefit plans was $5.4 million. Based on an expected rate of return on plan assets of 8.5%, a discount rate of 5.75% and various other assumptions, the Company estimates its 2006 pension expense for its defined benefit plans will increase approximately $2.3 million, excluding curtailment costs, from 2005, primarily due to a decrease in the discount rate, pension expense of acquired companies and lower than expected investment performance in 2005. A 1% decrease in the assumed discount rate, excluding curtailment costs, would increase pension expense by approximately $1.3 million. Future pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the populations participating in the plans. In the event that actual results differ from the actuarial assumptions, the funded status of the defined benefit plans may change and any such change could result in a charge or credit to equity and an increase or decrease in future pension expense and cash contributions.
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

The Company records a valuation allowance to reduce deferred tax assets to the amount that it believes is more likely than not to be realized. The valuation of the deferred tax asset is dependent on, among other things, the ability of the Company to generate a sufficient level of future taxable income. In estimating future taxable income, the Company has considered both positive and negative evidence, such as historical and forecasted results of operations, including the losses realized earlier in the decade, and has considered the implementation of prudent and feasible tax planning strategies. At June 30, 2006, the Company had recorded a net deferred tax asset of $86.5 million ($45.1 million current and $41.4 million long term). Approximately $7.5 million of this deferred tax asset must be utilized prior to its expiration in the period 2007-2009. The remainder of the asset may be used for at least 15 years. This finite life has also been considered by the Company in the valuation of the asset. The Company has and will continue to review on a quarterly basis its assumptions and tax planning strategies, and, if the amount of the estimated realizable net deferred tax asset is less than the amount currently on the balance sheet, the Company would reduce its deferred tax asset, recognizing a non-cash charge against reported earnings. As a part of the quarterly review previously mentioned, during the second quarter of 2006, the Company recognized a benefit of approximately $3.7 million due to the release of a portion of the state deferred tax valuation allowance as it became more likely than not that the related deferred tax asset would be utilized in future years as a result of improved performance in the Company’s U.S. operations. At June 30, 2006, the Company concluded that, more likely than not, the net deferred tax asset will be realized.
The Company believes it has a reasonable basis in the tax law for all of the positions it takes in the various tax returns it files. However, in recognition of the fact that (i) various taxing authorities may take opposing views on some issues, (ii) the cost and risk of litigation in sustaining the positions that the Company has taken on various returns might be significant, and (iii) the taxing authorities may prevail in their attempts to overturn such positions, the Company maintains tax reserves, which are established for amounts that are judged to be probable liabilities based on the definition presented in SFAS No. 5. These tax reserves cover a wide range of issues and involve numerous different taxing jurisdictions. The potential issues covered by tax reserves as well as the amount and adequacy of the tax reserves are topics of frequent review internally and with outside tax advisors. Where necessary, periodic adjustments are made to such reserves to reflect the lapsing of statutes of limitations, closing of ongoing examinations, or other relevant factual developments.
Revenue Recognition
The majority of the Company’s revenue is recognized when goods are shipped to the customer, title and risk of loss are transferred, pricing is fixed and determinable and collectibility is reasonably assured. Most revenue transactions represent sales of inventory. A provision for payment discounts, product returns and customer rebates is estimated based upon historical experience and other relevant factors and is recorded within the same period that the revenue is recognized. The Company also has revenue arrangements with multiple deliverables. Based on the guidance in EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” the multiple deliverables in these revenue arrangements are divided into separate units of accounting because (i) the delivered item(s) have value to the customer on a standalone basis; (ii) there is objective and reliable evidence of the fair value of the undelivered items(s); and (iii) to the extent that a right of return exists relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. Revenue arrangements of this type are generally contracts where the Company is hired to both produce and install a certain product. In these arrangements, the majority of the customer acceptance provisions do not require complete product delivery and installation for the amount related to the production of the item(s) to be recognized as revenue, but the requirement of successful installation does exist for the amount related to the installation to be recognized as revenue. Therefore, revenue is recognized for the product upon delivery to the customer (the “completed-contract method”) but revenue recognition on installation is deferred until installation is complete.
Business Combination Accounting
Acquisitions entered into by the Company are accounted for using the purchase method of accounting. The purchase method requires management to make significant estimates. Management must determine the cost of the acquired entity based on the fair value of the consideration paid or the fair value of the net assets acquired, whichever is more clearly evident. This cost is then allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. In addition, management, with the assistance of valuation professionals, must identify and estimate the fair values of intangible assets that should be recognized as assets apart from goodwill. See Note 3 to the Condensed Consolidated Financial Statements for a discussion on the preliminary purchase price allocation for the purchase of Silec® and for further discussion on the estimations used in calculating the purchase price allocation.

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
In July 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” was issued. This Interpretation clarifies accounting for uncertain tax positions in accordance with SFAS No. 109. Specifically, the Interpretation requires recognition of a Company’s best estimate of the impact of a tax position only if that position is “more-likely-than-not” to be sustained by an audit based only on the technical merits of the position. Tax positions that meet the threshold are recognized at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority. Tax positions currently held that fail the “more-likely-than-not” recognition threshold would result in adjustments in recorded deferred tax assets or liabilities and changes in income tax payables or receivables. In addition, Interpretation 48 specifies certain annual disclosures that are required to be made once the Interpretation has taken effect. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting this proposed Interpretation on its consolidated financial position, results of operations and cash flows.
In September 2005, the FASB issued an exposure draft, “Earnings per Share — an amendment of FASB Statement No. 128.” This proposed statement seeks to clarify guidance for mandatorily convertible instruments, the treasury stock method, contracts that may be settled in cash or shares, and contingently issuable shares. The proposed statement would amend the computational guidance for calculating the number of incremental shares included in diluted shares when applying the treasury stock method, would further amend the treasury stock method to treat as assumed proceeds the carrying amount of an extinguished liability upon issuance of shares, would eliminate the provision of Statement 128 that allows an entity not to assume share settlement in contracts that may be settled in either cash or shares, would define a mandatorily convertible instrument and its effects on basic EPS, and was supposed to eliminate the weighted-average computation for calculating contingently issuable shares. The effective date of this statement, originally for interim and annual periods ending after June 15, 2006, has been postponed. The Company is currently evaluating the impact of adopting this proposed statement on its consolidated financial position, results of operations and cash flows.
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

	Three Fiscal Months Ended				Six Fiscal Months Ended
	June 30, 2006		July 1, 2005		June 30, 2006		July 1, 2005
	Amount	%	Amount	%	Amount	%	Amount	%
Net sales	$987.1	100.0%	$608.6	100.0%	$1,791.4	100.0%	$1,162.8	100.0%
Cost of sales	857.6	86.9%	537.3	88.3%	1,564.3	87.3%	1,024.1	88.1%

Gross profit	129.5	13.1%	71.3	11.7%	227.1	12.7%	138.7	11.9%
Selling, general and administrative expenses	59.1	6.0%	43.3	7.1%	114.5	6.4%	86.5	7.4%

Operating income	70.4	7.1%	28.0	4.6%	112.6	6.3%	52.2	4.5%
Other income (expense)	0.2	—%	—	—%	1.0	—%	(0.1)	—%
Interest expense, net	(11.6)	(1.2)%	(9.1)	(1.5)%	(21.2)	(1.2)%	(19.0)	(1.6)%

Income before income taxes	59.0	6.0%	18.9	3.1%	92.4	5.2%	33.1	2.9%
Income tax provision	(17.5)	(1.8)%	(7.1)	(1.2)%	(29.5)	(1.6)%	(12.3)	(1.1)%

Net income	41.5	4.2%	11.8	1.9%	62.9	3.5%	20.8	1.8%
Less: preferred stock dividends	(0.1)	—%	(1.5)	(0.2)%	(0.2)	—%	(3.0)	(0.3)%

Net income applicable to common shareholders	$41.4	4.2%	$10.3	1.7%	$62.7	3.5%	$17.8	1.5%

Three Fiscal Months Ended June 30, 2006 Compared with Three Fiscal Months Ended July 1, 2005
The net income applicable to common shareholders was $41.4 million in the second quarter of 2006 compared to net income applicable to common shareholders of $10.3 million in the second quarter of 2005. The net income applicable to common shareholders for the second quarter of 2006 included a $0.1 million dividend on preferred stock, $0.5 million in additional compensation expense due to the requirements of SFAS 123(R) and a benefit of $3.7 million due to a state deferred tax valuation allowance release. The net income applicable to common shareholders for the second quarter of 2005 included a $1.5 million dividend on preferred stock and pre-tax corporate charges of $3.5 million related to the rationalization of certain of the Company’s communications cable manufacturing facilities.
Net Sales
The following tables set forth metal-adjusted net sales and metal pounds sold by segment, in millions. Net sales for the second quarter of 2005 have been adjusted to reflect the 2006 copper COMEX average price of $3.37 (a $1.84 increase compared to the prior period) and the aluminum rod average price of $1.26 per pound (a $0.39 increase compared to the prior period).
Metal-adjusted net sales (in millions of dollars), a non-GAAP financial measure, is provided herein in order to eliminate metal price volatility from the comparison of revenues from one period to another. See previous discussion of metal price volatility in the “General” section.

	Metal-Adjusted Net Sales
	Three Fiscal Months Ended
	June 30, 2006		July 1, 2005
	Amount	%	Amount	%
Energy	$359.5	36%	$272.2	33%
Industrial & specialty	443.1	45%	370.6	45%
Communications	184.5	19%	183.8	22%

Total metal-adjusted net sales	987.1	100%	826.6	100%

Metal adjustment	—		(218.0)

Total net sales	$987.1		$608.6

	Metal Pounds Sold
	Three Fiscal Months Ended
	June 30, 2006		July 1, 2005
	Pounds	%	Pounds	%
Energy	99.2	47%	75.2	43%
Industrial & specialty	79.3	37%	64.0	37%
Communications	34.0	16%	34.7	20%

Total metal pounds sold	212.5	100%	173.9	100%

Net sales increased 62% to $987.1 million in the second quarter of 2006 from $608.6 million in the second quarter of 2005. The net sales increase included $112.7 million of sales attributable to the newly acquired Silec® and Beru S.A. businesses and $0.4 million due to the favorable impact of foreign currency exchange rate changes. After adjusting 2005 net sales to reflect the $1.84 increase in the average monthly COMEX price per pound of copper and the $0.39 increase in the average aluminum rod price per pound in 2006, net sales increased 19% to $987.1 million, up from $826.6 million in 2005, and net sales increased 6% exclusive of sales attributable to Silec® and Beru S.A. when compared to 2005 metal-adjusted net sales. The increase in metal-adjusted net sales reflects a 32% increase in the energy segment, a 20% increase in the industrial & specialty segment and a slight increase in the communications segment. Metal pounds sold increased 22% compared to the second quarter of 2005 (10% excluding Silec®). Metal pounds sold is provided herein as the Company believes this metric to be a good measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes and the Company believes its product mix to be relatively constant quarter over quarter.
The 32% increase in metal-adjusted net sales for the energy segment reflects a 12% increase in net sales in North America and an 80% increase in net sales in the Company’s international operations. The North American net sales improvement reflects increased selling prices to recover significant raw material price increases, a better mix of products sold, a strong increase in bare aluminum transmission cable demand and a $4.9 million favorable impact from changes in foreign currency exchange rates, primarily the Canadian dollar. The Company expects to continue to experience inflationary pressure on its raw material costs and will continue to increase selling prices to offset the negative effect of rising raw material costs to the extent that it is able and as quickly as possible. The Company anticipates demand for transmission and distribution cables to remain strong as a result of the passage of energy legislation in the United States in 2005 that is aimed at improving the transmission grid infrastructure and the reliability of power availability. The Company’s international operations benefited from increased demand for high voltage cables, increased wind farm projects, improved selling prices and increased sales of $55.0 million as a result of the Silec® acquisition that were partially offset by a $1.5 million unfavorable impact from changes in foreign currency exchange rates, primarily the Euro.
The 20% increase in metal-adjusted net sales in the industrial & specialty segment reflects a 33% increase in the Company’s international operations and a 6% increase in North America. The increase in the net sales of the Company’s international operations reflects increased demand for environmentally friendly cables, an increase in sales of specialty cables for mining, oil, gas and petrochemical applications, improved selling prices and a $48.6 million increase in sales due to the Silec® acquisition that is partially offset by a $2.5 million unfavorable impact from changes in foreign currency exchange rates, primarily the Euro. The increase in the net sales of the Company’s North American operation is due to an increase in sales of specialty cables for mining, oil, gas and petrochemical applications as well as portable power cables and cords and an increase in selling prices in North America to recover increased raw material costs. The Company believes the improvement in North American sales volume will continue for the foreseeable future in line with general economic activity and elevated energy costs which helps to drive demand.
The slight increase in the communications segment metal-adjusted net sales reflects a small increase in North America and a small decrease in the Company’s international operations. Metal-adjusted net sales increased principally due to the continued increase in demand for networking cables partially as a result of the Company’s go-to-market strategy and an increase in selling prices, which offset the decline in sales to the Company’s traditional Regional Bell Operating Company telecommunications customers.
Gross Profit
Gross profit increased to $129.5 million in the second quarter of 2006 from $71.3 million in the second quarter of 2005. Gross profit as a percentage of metal-adjusted net sales was 13.1% for the three fiscal months ended June 30, 2006 and was 8.6% for the three fiscal months ended July 1, 2005. The improved profit margin on metal-adjusted net sales is the result of increased selling prices to recover raw material costs, increased benefits from forward contract purchases of copper, higher factory utilization, higher demand for the Company’s products and improved efficiency as a result of Lean manufacturing initiatives and past plant rationalizations.

Selling, General and Administrative Expense
Selling, general and administrative expense increased to $59.1 million in the second quarter of 2006 from $43.3 million in the second quarter of 2005. The increase in SG&A was primarily related to incremental SG&A costs within the acquired Silec® and Beru S.A. businesses, incremental incentive related compensation due to the improved year-over-year financial performance of the Company, expense incurred related to the Separation Agreement between the Company and its Chief Financial Officer and increased stock compensation costs, partly as a result of the adoption of SFAS 123(R). Reported SG&A was 6.0% of net sales in the second quarter of 2006, up from 5.2% of metal-adjusted net sales in the second quarter of 2005 principally due to the factors mentioned above.
Operating Income
The following table sets forth operating income (loss) by segment, in millions of dollars.

	Operating Income
	Three Fiscal Months Ended,
	June 30, 2006		July 1, 2005
	Amount	%	Amount	%
Energy	$25.2	36%	$15.4	49%
Industrial & specialty	30.8	44%	10.2	32%
Communications	14.4	20%	5.9	19%

Subtotal excluding corporate charges	70.4	100%	31.5	100%

Corporate charges	—		(3.5)

Total operating income	$70.4		$28.0

Operating income of $70.4 million for the second quarter of 2006 increased from $28.0 million in the second quarter of 2005. This increase is primarily the result of increased selling prices to recover rising material costs, increased benefits from forward contract purchases of copper, higher factory utilization and related efficiencies, higher demand for the Company’s products, ongoing Lean manufacturing cost containment and efficiency efforts and past plant rationalizations, approximately $0.8 million from the acquisitions of Silec® and Beru S.A. and a $0.1 million increase due to the impact of foreign currency exchange rate changes. These increases were partially offset by incremental incentive related expense as a result of year over year earnings improvement and expense incurred related to the Separation Agreement between the Company and its Chief Financial Officer.
Other Income (Expense)
Other income was $0.2 million in the second quarter of 2006 and was not significant in the second quarter of 2005. These amounts reflect foreign currency transaction gains which resulted from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated.
Interest Expense
Net interest expense increased to $11.6 million in the second quarter of 2006 from $9.1 million in the second quarter of 2005. The increase in interest expense is the result of higher average LIBOR interest rates on the Company’s floating rate credit facility, the addition of the Spanish Term Loan to fund the Silec® acquisition, the mark to market effects from the cross currency and interest rate swap, lower interest income and increased local debt in Europe to fund operations. This increase is partially offset by the cash savings from the Company’s cross currency and interest rate swap.
Tax Provision
The Company’s effective tax rate for the second quarter of 2006 and 2005 was 29.7% and 37.6%, respectively. The decrease in the second quarter 2006 effective tax rate was primarily due to the recognition of an approximate $3.7 million benefit due to a state deferred tax valuation allowance release as it became more likely than not that the deferred tax asset would be utilized in future years as a result of improved performance in the Company’s U.S. operations.
Preferred Stock Dividends
The Company accrued and paid $0.1 million and $1.5 million in dividends on its preferred stock in the second quarter of 2006 and 2005, respectively. The significant decrease in dividends paid during the second quarter of 2006 is due to the reduction in the number of outstanding shares of preferred stock as a result of the Company’s inducement offer in 2005.

Six Fiscal Months Ended June 30, 2006 Compared with Six Fiscal Months Ended July 1, 2005
The net income applicable to common shareholders was $62.7 million in the first six fiscal months of 2006 compared to net income applicable to common shareholders of $17.8 million in the first six fiscal months of 2005. The net income applicable to common shareholders for the first six months of 2006 included a $0.2 million dividend on preferred stock, $0.7 million in additional compensation expense from adopting SFAS 123(R), a charge of $1.0 million to settle a patent dispute with a competitor and a benefit of $3.7 million due to a state deferred tax valuation allowance release. The net income applicable to common shareholders for the first six fiscal months of 2005 included a $3.0 million dividend on preferred stock and pre-tax corporate charges of $3.5 million related to the rationalization of certain of the Company’s communications cable manufacturing facilities.
Net Sales
The following tables set forth metal-adjusted net sales and metal pounds sold by segment, in millions. Net sales for the first six fiscal months of 2005 have been adjusted to reflect the 2006 copper COMEX average price of $2.81 (a $1.31 increase compared to the prior period) and the aluminum rod average price of $1.22 per pound (a $0.31 increase compared to the prior period). Metal-adjusted net sales (in millions of dollars), a non-GAAP financial measure, is provided herein in order to eliminate metal price volatility from the comparison of revenues from one period to another. See previous discussion of metal price volatility in the “General” section.

	Metal-Adjusted Net Sales
	Six Fiscal Months Ended
	June 30, 2006		July 1, 2005
	Amount	%	Amount	%
Energy	$659.6	37%	$495.5	34%
Industrial & specialty	797.3	45%	659.2	45%
Communications	334.5	18%	323.6	21%

Total metal-adjusted net sales	1,791.4	100%	1,478.3	100%

Metal adjustment	—		(315.5)

Total net sales	$1,791.4		$1,162.8

	Metal Pounds Sold
	Six Fiscal Months Ended
	June 30, 2006		July 1, 2005
	Pounds	%	Pounds	%
Energy	188.7	46%	145.8	44%
Industrial & specialty	159.6	39%	124.4	37%
Communications	65.8	15%	64.2	19%

Total metal pounds sold	414.1	100%	334.4	100%

Net sales increased 54% to $1,791.4 million in the first six fiscal months of 2006 from $1,162.8 million in the first six fiscal months of 2005. The net sales increase included $206.9 million of sales attributable to the newly acquired Silec® and Beru S.A. businesses and was partially offset by $13.2 million of unfavorable impact of foreign currency exchange rate changes. After adjusting 2005 net sales to reflect the $1.31 increase in the average monthly COMEX price per pound of copper and the $0.31 increase in the average aluminum rod price per pound in 2006, net sales increased 21% to $1,791.4 million, up from $1,478.3 million in 2005 and net sales increased 7% exclusive of sales attributable to Silec® and Beru S.A. when compared to 2005 metal-adjusted net sales. The increase in metal-adjusted net sales reflects a 33% increase in the energy segment, a 21% increase in the industrial & specialty segment and a 3% increase in the communications segment. Metal pounds sold increased 24% compared to the first six fiscal months of 2005 (11% excluding Silec®). Metal pounds sold is provided herein as the Company believes this metric to be a good measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes and the Company believes its product mix to be relatively constant quarter over quarter.
The 33% increase in metal-adjusted net sales for the energy segment reflects a 14% increase in net sales in North America and a 74% increase in net sales in the Company’s international operations. The North American net sales improvement reflects increased selling prices to recover significant raw material price increases, a better mix of products sold, an increase in bare aluminum and medium voltage distribution cable demand and a $7.1 million favorable impact from changes in foreign currency exchange rates, primarily the Canadian dollar. The Company expects to continue to experience inflationary pressure on its raw material costs and will continue to increase selling prices to offset the negative effect of rising raw material costs to the extent that it is able and as quickly as possible. The Company anticipates demand for transmission and distribution cables to remain strong as a result of the passage of energy legislation in the United States in 2005 that is aimed at improving the transmission grid infrastructure and the reliability of power availability. The Company’s international operations benefited from increased demand for low voltage aluminum energy cables, high voltage cables, increased wind farm projects, improved selling prices and increased sales of $97.8 million as a result of the Silec® acquisition that was partially offset by a $7.3 million unfavorable impact from changes in foreign currency exchange rates, primarily the Euro.
The 21% increase in metal-adjusted net sales in the industrial & specialty segment reflects a 31% increase in the Company’s international operations and an 11% increase in North America. The increase in the net sales of the Company’s international operations reflects increased demand for environmentally friendly cables, an increase in sales of specialty cables for mining, oil, gas and petrochemical applications, improved selling prices and a $92.6 million increase in sales due to the Silec® acquisition that was partially offset by an $11.9 million unfavorable impact from changes in foreign currency exchange rates, primarily the Euro. The increase in the net sales of the Company’s North American operation is due to an increase in sales of specialty cables for mining, oil, gas and petrochemical applications as well as portable cables and cords and an increase in selling prices in North America to recover increased raw material costs. The Company believes the improvement in North American sales volume will continue for the foreseeable future in line with general economic activity and elevated energy costs which helps to drive demand.
The 3% increase in the communications segment metal-adjusted net sales reflects an increase in both North America and the Company’s international operations. Metal-adjusted net sales principally increased due to the continued increase in demand for networking cables partially as a result of the Company’s go-to-market strategy and an increase in selling prices, which offset the decline in sales to the Company’s traditional RBOC telecommunications customers.
Gross Profit
Gross profit increased to $227.1 million in the first six fiscal months of 2006 from $138.7 million in the first six fiscal months of 2005. Gross profit as a percentage of metal-adjusted net sales was 12.7% for the six fiscal months ended June 30, 2006 and was 9.4% for the six fiscal months ended July 1, 2005. The improved profit margin on metal-adjusted net sales is the result of increased selling prices to recover raw material costs, increased benefits from forward contract purchases of copper, higher factory utilization, higher demand for the Company’s products and improved efficiency as a result of Lean manufacturing initiatives and past plant rationalizations.
Selling, General and Administrative Expense
Selling, general and administrative expense increased to $114.5 million in the first six fiscal months of 2006 from $86.5 million in the first six fiscal months of 2005. The increase in SG&A was primarily related to incremental SG&A costs within the acquired Silec® and Beru S.A. businesses, incremental incentive related compensation due to the improved year-over-year financial performance of the Company, expense incurred related to the Separation Agreement between the Company and its Chief Financial Officer and increased stock compensation costs, partly as a result of the adoption of SFAS 123(R). Reported SG&A was 6.4% of net sales in the first six fiscal months of 2006, up from 5.9% of metal-adjusted net sales in the first six fiscal months of 2005 principally due to the factors mentioned above.
Operating Income
The following table sets forth operating income (loss) by segment, in millions of dollars.

	Operating Income
	Six Fiscal Months Ended,
	June 30, 2006		July 1, 2005
	Amount	%	Amount	%
Energy	$43.7	39%	$27.7	50%
Industrial & specialty	50.7	45%	19.4	35%
Communications	18.2	16%	8.6	15%

Subtotal excluding corporate charges	112.6	100%	55.7	100%

Corporate charges	—		(3.5)

Total operating income	$112.6		$52.2

Operating income of $112.6 million for the first six fiscal months of 2006 increased from $52.2 million in the first six fiscal months of 2005. This increase is primarily the result of increased selling prices in all segments to recover rising raw material costs, increased benefits from forward contract purchases of copper, higher factory utilization and related efficiencies, higher demand for the Company’s products, ongoing Lean manufacturing cost containment and efficiency efforts and past plant rationalizations and approximately $1.5 million from the acquisitions of Silec® and Beru S.A. These increases were partially offset by a $1.4 million decrease due to the impact of foreign currency exchange rate changes, $1.0 million in the settlement of a patent dispute, incremental incentive related expense as a result of year over year earnings improvement and expense incurred related to the Separation Agreement between the Company and its Chief Financial Officer.
Other Income (Expense)
Other income of $1.0 million in the first six fiscal months of 2006 and $(0.1) million in the first six fiscal months of 2005 reflects foreign currency transaction gains (losses) which resulted from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated.
Interest Expense
Net interest expense increased to $21.2 million in the first six fiscal months of 2006 from $19.0 million in the first six fiscal months of 2005. The increase in interest expense is the result of higher average LIBOR interest rates on the Company’s floating rate credit facility, the addition of the Spanish term loan to fund the Silec® acquisition, the mark to market effects from the cross currency and interest rate swap, lower interest income and increased local debt in Europe to fund operations. This increase is partially offset by the cash savings from the Company’s cross currency and interest rate swap.
Tax Provision
The Company’s effective tax rate for the first six fiscal months of 2006 and 2005 was 31.9% and 37.2%, respectively. The decrease in the 2006 effective tax rate was primarily due to the recognition of an approximate $3.7 million benefit due to a state deferred tax valuation allowance release as it became more likely than not that the deferred tax asset would be utilized in future years as a result of improved performance in the Company’s U.S. operations.
Preferred Stock Dividends
The Company accrued and paid $0.2 million and $3.0 million in dividends on its preferred stock in the first six fiscal months of 2006 and 2005, respectively. The significant decrease in dividends paid during the first six fiscal months of 2006 is due to the reduction in the number of outstanding shares of preferred stock as a result of the Company’s inducement offer in 2005.
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
The following table sets forth net cash flows of operating activities by geographic group for the following periods (in millions):

	Six Fiscal Months Ended
	June 30, 2006	July 1, 2005
North America	$22.1	$(11.4)
International	(17.0)	12.1

Total	$5.1	$0.7

Cash flow provided by operating activities in the first six fiscal months of 2006 was $5.1 million. This reflects an increase in accounts payable, accrued and other liabilities of $162.8 million and net income before depreciation and amortization, foreign currency exchange gain, deferred income taxes and loss on the disposal of property of $90.8 million. The increase in accounts payable, accrued and other liabilities is primarily due to an increase in accounts payable which reflects greater manufacturing activity and increased and unprecedented raw material costs, primarily copper. These cash inflows were partially offset by a

$223.9 million increase in accounts receivable, a $17.3 million increase in inventories and a $7.3 million increase in other assets. The increase in accounts receivable reflects increased selling prices in response to increased raw material costs as well as the Company’s normal seasonal trend of increased sales volume during the summer months when construction activity increases.
Cash flow used by investing activities was $34.3 million in the first six fiscal months of 2006, principally reflecting $22.6 million of capital expenditures and the final consideration paid in the Silec® acquisition of $13.7 million including fees and expenses. The Company anticipates capital spending to be approximately $50 million or more in 2006 partially as a result of the planned upgrade of certain equipment at the recently acquired Silec® business and efforts to improve efficiency and enhance productivity in the Company’s North American and European energy cable businesses.
Cash flow provided by financing activities in the first six fiscal months of 2006 was $13.6 million. This reflects the receipt of $14.8 million from the exercise of stock options, $9.7 million of additional borrowings in Europe and $8.4 million of excess tax benefits from stock-based compensation. These cash inflows were partially offset by a decrease in borrowings under the Company’s revolving credit facility of $19.1 million, which was due primarily to improved cash earnings, which more than offset the seasonal working capital requirements.
The Company’s senior unsecured notes (the “Notes”) were issued in November 2003 in the amount of $285.0 million, bear interest at a fixed rate of 9.5% and mature in 2010. General Cable Corporation and its material U.S. wholly-owned subsidiaries fully and unconditionally guarantee the Notes on a joint and several basis.
The Company’s current senior secured revolving credit facility, as amended, provides for up to $300.0 million in borrowings, including a $50.0 million sublimit for the issuance of commercial and standby letters of credit and a $20.0 million sublimit for swingline loans. Advances under the credit facility are limited to a borrowing base computed using defined advance rates for eligible accounts receivable, inventory, equipment and owned real estate properties. The fixed asset component of the borrowing base is subject to scheduled reductions. At June 30, 2006, the Company had undrawn availability of $161.0 million under the credit facility.
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
The credit facility, as amended, requires that the Company comply with certain financial covenants, the principal covenant of which is a quarterly minimum fixed charge coverage ratio test which is only applicable when excess availability, as defined, is below a certain threshold. In addition, the revolving credit facility and the indenture governing the senior unsecured notes include negative covenants which restrict certain acts. However, the Company will be permitted to declare and pay dividends or distributions on the convertible preferred stock so long as there is no default under the revolving credit facility and the Company meets certain financial conditions.
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
During the second quarter of 2006, the Company further amended the Amended and Restated Credit Agreement. The amendment removed the dollar limits on the amount of borrowings which the Company’s foreign subsidiaries can enter into locally and increased the dollar amount which the Company can send from the U.S. to its foreign affiliates (via either investments or advances) to $300 million, subject to excess availability, as defined, from the former limit of $10 million. The amendment also included the insertion of a provision to allow for a common stock buyback or common stock dividend program up to the lesser of $125 million or the maximum permitted by the existing Senior Note indenture. In addition, the amendment released the liens and guarantees of the Company’s Canadian subsidiaries securing the facility and allowed for the entry into a broader range of other types of financing agreements than the previous Amended and Restated Credit Agreement.
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
The term loan facility of €50 million is available in up to three tranches, with an interest rate of Euribor plus 0.8% to 1.5% depending on certain debt ratios. The term loan is repayable in fourteen semi-annual installments, maturing seven years following the draw down of each tranche. As of June 30, 2006, the U.S. dollar equivalent of $35.6 million is currently drawn under this term loan facility, leaving undrawn availability of approximately $25.6 million.
The revolving credit facility of €25 million matures at the end of five years and carries an interest rate of Euribor plus 0.6% to 1.0% depending on certain debt ratios. No funds are currently drawn under this revolving credit facility, leaving undrawn availability of approximately the U.S. dollar equivalent of $32.0 million as of June 30, 2006. Commitment fees ranging from 15 to 25 basis points per annum on any unused commitments under the revolving credit facility will be assessed to Grupo General Cable Sistemas, S.A., and are payable on a quarterly basis.
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
In addition to this new revolving credit facility, the Company’s European operations participate in arrangements with several European financial institutions that provide extended accounts payable terms to the Company on an uncommitted basis. In general, the arrangements provide for accounts payable terms of up to 180 days. At June 30, 2006, the arrangements had a maximum availability limit of the equivalent of approximately $217 million, of which approximately $174 million was drawn. Should the availability under these arrangements be reduced or terminated, the Company would be required to negotiate longer payment terms or repay the outstanding obligations with suppliers under this arrangement over 180 days and seek alternative financing arrangements which could increase the Company’s interest expense. The Company also has an approximate $45 million uncommitted facility in Europe, which allows the Company to sell at a discount, with limited recourse, a portion of its accounts receivable to a financial institution. At June 30, 2006, approximately $3 million of this accounts receivable facility was drawn.
During the fourth quarter of 2002, as a result of declining returns in the investment portfolio of the Company’s defined benefit pension plan, the Company was required to record a minimum pension liability equal to the underfunded status of its plan. At December 31, 2002, the Company recorded an after-tax charge of $29.2 million to accumulated other comprehensive income in the equity section of its balance sheet. During 2003, the investment portfolio experienced improved performance and as a result, the Company was able to reduce the after tax charge to accumulated other comprehensive income by $7.3 million. During 2004, the after tax charge to accumulated other comprehensive income was increased by $0.2 million. During the fourth quarter of 2005, as a result of investment asset performance that was below expectations and changes in certain actuarial assumptions, including the discount rate and mortality rate, the Company was required to record an additional minimum pension liability on its books in an amount that would fully accrue the underfunded status of the plans. As of December 31, 2005, the defined benefit plans were underfunded by approximately $40.9 million based on the actuarial methods and assumptions utilized for purposes of the applicable accounting rules and interpretations, and therefore the Company accrued an additional liability of $13.6 million. In 2006, pension expense is expected to increase approximately $2.3 million, excluding curtailment costs, from 2005, principally due to a decrease in the discount rate, pension expense of acquired companies and lower than expected investment performance in 2005, and cash contributions are expected to decrease approximately $2.2 million from 2005.
As part of General Cable’s ongoing efforts to reduce total operating costs, the Company continuously evaluates its ability to more efficiently utilize existing manufacturing capacity. Such evaluation includes the costs associated with and benefits to be derived from the combination of existing manufacturing assets into fewer plant locations and the possible outsourcing of certain manufacturing processes. During 2004, the Company completed the closure of certain of its industrial and specialty manufacturing plants which resulted in a $7.6 million charge in 2003 (of which approximately $1.3 million were cash payments) and a $7.4 million charge in 2004 (of which approximately $4.7 million were cash payments). During 2005, the Company closed certain of its communications cable manufacturing plants which resulted in a net $18.6 million charge in 2005 (of which approximately $7.5 million were cash payments). There were no charges recorded for closure costs for the three and six fiscal months ended June 30, 2006.
Summarized information about the Company’s contractual obligations and commercial commitments as of June 30, 2006 is as follows (in millions of dollars):

	Payments Due by Period
		Less than	1 - 3	4 - 5	After 5
	Total	1 Year	Years	Years	Years
Contractual obligations:
Total debt (excluding capital leases)	$440.5	$19.0	$11.6	$392.5	$17.4
Capital leases	4.8	1.0	2.1	1.7	—
Interest payments on Senior Notes	121.8	27.1	54.2	40.5	—
Preferred stock dividend payments	2.2	0.3	0.6	0.6	0.7
Operating leases	23.8	5.9	8.7	5.3	3.9
Commodity futures and forward pricing agreements	354.4	354.2	0.2	—	—
Foreign currency contracts	123.5	123.0	0.5	—	—
Cross currency and interest rate swap	178.4	12.0	166.4	—	—

Total	$1,249.4	$542.5	$244.3	$440.6	$22.0

As mentioned previously in the “Current Business Environment” section, a cross currency and interest rate swap was entered into in 2005 by the Company partly to reduce the borrowing cost on a portion of the $285.0 million in Senior Notes. Under the Senior Notes, the Company is required to make payments, at a fixed interest rate of 9.5%, on the $285.0 million balance of the Senior Notes to the holders of the Senior Notes. Under the swap, the Company is required to make future payments, at a fixed interest rate of 7.5%, on the Euro-denominated balance of its cross currency and interest rate swap to the parties involved in the swap. The Company is also required, at the end of the swap’s life in the fourth quarter of 2007, to swap the original Euro-denominated principal balance that was equivalent to approximately $160.2 million as of June 30, 2006 and $148.4 million as of December 31, 2005. However, the Company, in return, receives payments from the parties involved in the swap, at a fixed rate of 9.5%, on the dollar-denominated balance of its cross currency and interest rate swap, and the Company will receive, at the end of the swap’s life in the fourth quarter of 2007, a payment on the original dollar-denominated principal balance of $150.0 million.
The principal U.S. operating subsidiary has unconditionally guaranteed the payments required to be made to the parties involved in the swap. The guarantee continues until the commitment under the swap has been paid in full, including principal plus interest, with the final amount due in November 2007. This subsidiary’s maximum exposure under this guarantee was approximately $178.4 million as of June 30, 2006, however the net exposure position was an unfavorable $6.8 million. As of June 30, 2006, the amount recorded in General Cable’s consolidated financial statements for this liability was not significant.

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
In conjunction with the assessment that the Company carried out as a result of the requirements of FIN 47, “Accounting for Conditional Asset Retirement Obligations,” the Company identified various operating facilities that contain encapsulated asbestos that existing legislation would require the Company to dispose of with special procedures upon a demolition or major renovation of the facilities. No liability has currently been recognized on the Company’s Condensed Consolidated Balance Sheet for these special procedures since the Company does not have the information available to estimate a range of potential settlement dates. Based on the consideration of past practice, asset economic life, recent and current changes in the industry and the Company including the reduction of capacity, the implementation of Lean initiatives, the growing importance of energy infrastructure and grid improvement and the growing interest in alternative energy sources, and the fact that the operating facilities are in full use and no plans in any budget, forecast or other forward-looking plan of the Company currently projects any of these facilities to undergo demolition or major renovation, an estimate is not possible. At any time in the future when any of these facilities is designated for demolition or major renovation or an assessment of the above factors indicates that demolition or major renovation may be necessary, the Company will then have the information it needs to estimate and record the potential liability, and the Company intends to do so at that time.
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
During 2005 and the six fiscal months ended June 30, 2006, one of the Company’s international operations contracted with a bank to transfer accounts receivable that it was owed from one customer to the bank in exchange for payments of approximately $1 million and $0.8 million, respectively. As the transferor, the Company surrendered control over the financial assets included in the transfers and has no further rights regarding the transferred assets. The transfers were treated as sales and the approximate $1.8 million received was accounted for as proceeds from the sales. All assets sold were removed from the Company’s balance sheet upon completion of the transfers, and no further obligations exist under these agreements.
The Company had outstanding letters of credit related to its revolving credit agreement of approximately $31.8 million and $34.4 million, respectively, as of June 30, 2006 and July 1, 2005. These letters of credit are primarily renewed on an annual basis, and the majority of the amount relates to risks associated with an outstanding industrial revenue bond, with self insurance claims and with defined benefit plan obligations.

Environmental Matters
The Company’s expenditures for environmental compliance and remediation amounted to approximately $0.3 million and $0.7 million, respectively, for the three and six fiscal months ended June 30, 2006, $1.5 million in all of 2005 and $1.4 million in all of 2004. In addition, certain of General Cable’s subsidiaries have been named as potentially responsible parties in proceedings that involve environmental remediation. The Company had accrued $1.9 million at June 30, 2006 for environmental liabilities. In the Wassall acquisition of General Cable from American Premier Underwriters, American Premier indemnified the Company against certain environmental liabilities arising out of General Cable or its predecessors’ ownership or operation of properties and assets, which were identified during the seven-year period, ended June 2001. As part of the 1999 acquisition, BICC plc agreed to indemnify General Cable against environmental liabilities existing at the date of the closing of the purchase of the business. As part of the 2005 acquisition, SAFRAN SA agreed to indemnify General Cable against certain environmental liabilities existing at the date of the closing of the purchase of Silec®. The Company has agreed to indemnify Pirelli, Raychem HTS, Canada, Inc. and Southwire Company against certain environmental liabilities arising out of the operation of the divested businesses prior to the sale. The Raychem HTS indemnity ended in April 2006, and no outstanding claims exist under this expired indemnity. However, the indemnity the Company received from BICC plc related to the business sold to Pirelli terminated upon the sale of those businesses to Pirelli. While it is difficult to estimate future environmental liabilities, the Company does not currently anticipate any material adverse effect on results of operations, cash flows or financial position as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs.
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
The notional amounts and fair values of these financial instruments at June 30, 2006 and December 31, 2005 are shown below (in millions). The carrying amount of the financial instruments was a net asset of $19.0 million at June 30, 2006 and $14.1 million at December 31, 2005.

	June 30, 2006		December 31, 2005
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Cash flow hedges:
Interest rate swap	$9.0	$(0.2)	$9.0	$(0.4)
Foreign currency forward exchange	123.5	0.8	43.1	0.3
Commodity futures	155.7	29.0	39.9	11.6
Net investment hedges:
Cross currency and interest rate swap	150.0	(10.6)	150.0	2.6

		$19.0		$14.1

In the normal course of business, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption of SFAS No. 133 because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At June 30, 2006 and December 31, 2005, General Cable had $198.3 million and $106.2 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At June 30, 2006 and December 31, 2005, General Cable had unrealized gains of $13.2 million and $11.4 million, respectively. General Cable expects the unrealized gains under these agreements to be offset as a result of firm sales price commitments with customers.

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
In connection with the preparation of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, as of June 30, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation and the same evaluation performed in connection with the preparation of the Company’s 2005 Annual Report on Form 10-K, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
As mentioned on Page 46 of the Company’s 2005 Annual Report on Form 10-K as filed with the SEC on March 15, 2006, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not, and as of the date of this filing does not, include an assessment of certain elements of the internal control over financial reporting of Beru S.A. de C.V., acquired on December 30, 2005, and Silec Cables, acquired on December 22, 2005. Management has prepared an assessment plan and has begun the work that is required to review and document the internal controls of these acquired entities. The documentation of the internal controls has been carried out during the second quarter of 2006, with testing occurring in the third quarter and any needed remediation occurring during the third and fourth quarters. To date, the Company has not identified any issues related to the system of internal controls at the acquired entities. The Company’s annual assessment as of December 31, 2006, as required to be filed with the 2006 Annual Report on Form 10-K, will include all elements of the internal control over financial reporting for these acquired entities.
PART II. Other Information
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders
General Cable’s Annual Meeting of Shareholders was held on May 18, 2006. Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934 and each of the following matters was voted upon and approved by the shareholders as indicated below. Of the 50,462,338 shares outstanding, 5,457,825 were not voted.
a)	Election of Directors:

	For	Against
Gregory E. Lawton	44,746,639	257,874
Craig P. Omtvedt	44,746,639	257,874
The following Directors are continuing in office after the date of the Annual Meeting: Gregory B. Kenny, Robert L. Smialek and John E. Welsh, III.
b)	Ratification of appointment of Deloitte & Touche LLP to audit the 2006 consolidated financial statements of General Cable. Votes for — 44,106,442; votes against — 61,384; and abstentions — 836,687.
Item 6. Exhibits
The following exhibits are filed herewith or incorporated herein by reference. Documents indicated by an asterisk (*) are filed herewith; documents indicated by a double asterisk (**) identify each management contract or compensatory plan. Documents not indicated by an asterisk are incorporated by reference to the document indicated.
a)	Exhibits

**10.86	Entry of Executive Vice President, General Counsel and Secretary into a Rule 10b5-1 Trading Plan dated May 8, 2006 (incorporated by reference to the Form 8-K Current Report as filed on May 8, 2006).
**10.87	Press Release Announcing Departure of Chief Financial Officer dated May 10, 2006 (incorporated by reference to the Form 8-K Current Report as filed on May 15, 2006).
**10.88
Separation Agreement and General Release of Claims and Amendment to the Separation Agreement and General Release of Claims between General Cable Corporation and its Chief Financial Officer dated May 30, 2006 (incorporated by reference to exhibit 99.1 to the Form 8-K Current Report as filed on June 2, 2006).

*12.1	Computation of Ratio of Earnings to Fixed Charges
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) or 15d — 14(a)
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a) or 15d — 14(a)
*32.1	Certification pursuant to 18 U.S.C. Section 1350

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Cable Corporation

Signed: August 9, 2006	By:	/s/ CHRISTOPHER F. VIRGULAK Christopher F. Virgulak Executive Vice President and Chief Financial Officer (Chief Accounting Officer)

Exhibit Index

10.86	Entry of Executive Vice President, General Counsel and Secretary into a Rule 10b5-1 Trading Plan dated May 8, 2006 (incorporated by reference to the Form 8-K Current Report as filed on May 8, 2006).
10.87	Press Release Announcing Departure of Chief Financial Officer dated May 10, 2006 (incorporated by reference to the Form 8-K Current Report as filed on May 15, 2006).
10.88
Separation Agreement and General Release of Claims and Amendment to the Separation Agreement and General Release of Claims between General Cable Corporation and its Chief Financial Officer dated May 30, 2006 (incorporated by reference to exhibit 99.1 to the Form 8-K Current Report as filed on June 2, 2006).

12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) or 15d — 14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a) or 15d — 14(a)
32.1	Certification pursuant to 18 U.S.C. Section 1350