Form 10-K/A
period 2005-12-31
GENERAL CABLE CORP /DE/
filed 2006-11-08
CIK 886035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
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
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2005 have been incorporated by reference into Part III of this Annual Report on Form 10-K/A.

GENERAL CABLE CORPORATION
INDEX TO ANNUAL REPORT
ON FORM 10-K/A

EXPLANATORY NOTE
This Form 10-K/A is being filed to restate the segment reporting footnote disclosure related to our operations. We have restated the accompanying consolidated financial statements to correct our segment disclosure for all periods presented to disaggregate our previously reported three reportable segments (Energy, Industrial & Specialty and Communications) to eight reportable segments (North American Electric Utility, International Electric Utility, North American Portable Power and Control, North American Electrical Infrastructure, International Electrical Infrastructure, Transportation and Industrial Harnesses, Telecommunications and Networking). See revised disclosures as discussed in Note 19 to the Consolidated Financial Statements. Unless otherwise indicated, no information in this Form 10-K/A has been updated for any subsequent information or events from the original filing.
For the convenience of the reader, this Form 10-K/A sets forth the entire 2005 Form 10-K. However, this Form 10-K/A amends and restates only Items 1, 1A, 2, 6, 7, 8 and 9A of the 2005 Form 10-K, in each case solely to restate our segment disclosures. The aforementioned changes to the Consolidated Financial Statements have no effect on the Company’s financial position as of December 31, 2005 and 2004 or its results of operations and cash flows for the fiscal years ended December 31, 2005, 2004 and 2003.

PART I.
Item 1. Business
General Cable Corporation (the Company) is a leading global developer, designer, manufacturer, marketer and distributor of copper, aluminum and fiber optic wire and cable products. The Company’s operations are divided into eight main reportable segments: North American Electric Utility, International Electric Utility, North American Portable Power and Control, North American Electrical Infrastructure, International Electrical Infrastructure, Transportation and Industrial Harnesses, Telecommunications and Networking.
North American Electric Utility cable products include low-, medium- and high-voltage power distribution and power transmission products for overhead and buried applications. International Electric Utility cable products include low-, medium-, high- and extra high-voltage power distribution and power transmission products for overhead and buried applications. North American Portable Power and Control cable products include electronic signal, control, sound and security cables, and flexible cords used for temporary power, OEM applications and maintenance and repair. North American Electrical Infrastructure cable products include low- and medium-voltage industrial instrumentation, power and control cables used for power generation, refining and petrochemical applications, natural gas production, factory automation and non-residential industrial construction. International Electrical Infrastructure cable products include maintenance cords and cables, flexible construction cables, and industrial instrumentation, power and control cables used for power generation, mining, refining and petrochemical applications, natural gas production, factory automation and non-residential and residential construction. Transportation and Industrial Harnesses cable products include automotive wire and cable and application-specific wire harnesses and assemblies. Telecommunications wire and cable products include low-voltage outside plant wire and cable products for aerial, buried and duct applications. Networking cable products include low-voltage network and other information technology cables.
The Company has a strong market position in each of the segments in which it competes due to product, geographic and customer diversity and the Company’s ability to operate as a low cost provider. The Company sells a wide variety of copper, aluminum and fiber optic wire and cable products, which it believes represents the most diversified product line of any U.S. manufacturer. As a result, the Company is able to offer its customers a single source for most of their wire and cable requirements. The Company manufactures its product lines in 28 facilities and sells its products worldwide through its operations in North America, Europe, and Asia Pacific. Technical expertise and implementation of Lean Six Sigma strategies have contributed to the Company’s ability to maintain its position as a low cost provider.
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
The information on the website listed above is not and should not be considered part of this annual report on Form 10-K/A and is not incorporated by reference in this document. This website address is and is only intended to be an inactive textual reference.
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

Products and Markets
Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131), establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial statements. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions on how to allocate resources and assess performance. Under the criteria of SFAS 131, the Company has thirteen operating segments and eight reportable segments. The Company has restated the accompanying segment disclosures for all periods presented to disaggregate its previously reported three reportable segments (Energy, Industrial & Specialty and Communications) to eight reportable segments summarized below based on management’s change in judgment as related to the criteria for and importance of operating segment economic similarity for operating segment aggregation under SFAS 131. The following table summarizes the change in the Company’s segment disclosures:

Previous Reportable
Operating Segments	Segments	Current Reportable Segments
North American Utility	Energy	North American Electric Utility
European Utility	Energy	International Electric Utility
Asia Pacific Utility	Energy	International Electric Utility
Portable Cord & Electronics	Industrial & Specialty	North American Portable Power and Control
Industrial Products	Industrial & Specialty	North American Electrical Infrastructure
European Industrial & Specialty Cables	Industrial & Specialty	International Electrical Infrastructure
Asia Pacific Industrial & Specialty Cables	Industrial & Specialty	International Electrical Infrastructure
Automotive Products	Industrial & Specialty	Transportation and Industrial Harnesses
Assemblies	Industrial & Specialty	Transportation and Industrial Harnesses
Outside Voice & Data	Communications	Telecommunications
Datacom Products	Communications	Networking
European Communications	Communications	Networking
Asia Pacific Communications	Communications	Networking
The Automotive Products and Assemblies operating segments have been aggregated into the Transportation and Industrial Harnesses reporting segment and the Datacom Products, European Communications, and Asia Pacific Communications operating segments have been aggregated into the Networking reporting segment based on paragraphs 18, 20 and 21 of SFAS 131 that allow the aggregation of operating segments that do not meet certain quantitative thresholds if management believes the information to be useful to readers, that require at least 75% of total consolidated revenue to be represented by reportable segments, and that allow information about other operating segments that are not reportable to be combined and disclosed. The Asia Pacific Utility and the Asia Pacific Industrial & Specialty Cables segments have been aggregated with the European Utility and European Industrial & Specialty Cables segments, respectively, based on the overall immateriality of the Asia Pacific operating segments compared to the consolidated amounts of the reportable segments into which they are aggregated.

Financial information for each of the Company’s eight main reportable segments is summarized below, in millions of dollars:

	Year Ended December 31,
	2005		2004		2003
Net sales:	Amount	%	Amount	%	Amount	%

North American Electric Utility	$563.6	24%	$463.5	24%	$380.9	25%
International Electric Utility	286.0	12%	242.2	12%	179.3	12%
North American Portable Power and Control	226.0	10%	175.2	9%	128.1	8%
North American Electrical Infrastructure	198.0	8%	147.4	7%	131.5	8%
International Electrical Infrastructure	453.0	19%	373.8	19%	241.4	16%
Transportation and Industrial Harnesses	112.8	5%	114.1	6%	101.4	7%
Telecommunications	319.1	13%	280.1	14%	221.4	14%
Networking	222.3	9%	174.4	9%	154.4	10%

Total net sales	$2,380.8	100%	$1,970.7	100%	$1,538.4	100%

Operating income(loss):
North American Electric Utility	$27.6	23%	$8.5	12%	$9.7	18%
International Electric Utility	37.0	32%	27.7	40%	25.4	47%
North American Portable Power and Control	8.4	7%	4.7	7%	3.2	6%
North American Electrical Infrastructure	(9.9)	(8)%	(17.8)	(25)%	(20.7)	(38)%
International Electrical Infrastructure	21.6	18%	23.6	34%	16.0	30%
Transportation and Industrial Harnesses	18.2	16%	19.5	28%	15.0	28%
Telecommunications	17.4	15%	9.8	14%	6.6	12%
Networking	(3.2)	(3)%	(6.6)	(10)%	(1.3)	(3)%

Subtotal	117.1	100%	69.4	100%	53.9	100%

Corporate charges	(18.6)		(12.9)		(8.2)

Total operating income	$98.5		$56.5		$45.7

	December 31,
Total assets:	2005	2004
North American Electric Utility	$187.2	$160.7
International Electric Utility	286.5	189.9
North American Portable Power and Control	98.6	71.3
North American Electrical Infrastructure	93.6	90.5
International Electrical Infrastructure	331.9	222.3
Transportation and Industrial Harnesses	56.7	57.9
Telecommunications	133.1	151.4
Networking	168.7	151.9
Corporate	166.9	143.4

Total assets	$1,523.2	$1,239.3

The operating loss reported in corporate for 2005 consisted of $18.6 million related to the rationalization of certain of the Company’s Telecommunications and Networking manufacturing facilities, and included a $(0.5) million gain from the sale of a previously closed manufacturing plant. The operating loss reported in corporate for 2004 consisted of $7.1 million related to the rationalization of certain of the Company’s North American Electrical Infrastructure cable manufacturing facilities, $1.5 million for remediation costs of a former manufacturing facility, $2.4 million related to the unwinding of the former fiber optics joint venture and $1.9 million related to the write-off of goodwill. The operating loss reported in corporate for 2003 consisted of $7.6 million related to the rationalization of certain of the Company’s North American Electrical Infrastructure cable manufacturing facilities and $2.7 million for severance related to headcount reductions of approximately 110 associates in the Company’s European operations. These charges were partially offset by $2.1 million of income resulting from the reversal of unutilized restructuring reserves related to the closure in prior years of North American manufacturing facilities. The Company has recorded the operating items discussed above in corporate rather than reflect such items in the segments’ operating income because they are not considered in the operating performance evaluation of the segments by the Company’s chief operating decision-maker, its Chief Executive Officer.
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
The principal products, markets, distribution channels and end-users of each of the Company’s product categories are summarized below:

Product Category	Principal Products	Principal Markets	Principal End-Users
North American Electric Utility

Utility	Low-Voltage, Medium-Voltage Distribution; Bare Overhead Conductor; High-Voltage Transmission Cable	Electric Utility	Investor-Owned Utility Companies; State and Local Public Power Companies; Rural Electric Associations; Contractors

International Electric Utility

European Utility	Low-Voltage, Medium-Voltage Distribution; High- and Extra High-Voltage Transmission Cable	Electric Utility	Investor-Owned Utility Companies; Government-Owned Power Companies; Contractors

Asia Pacific Utility	Low-Voltage, Medium-Voltage Distribution; Bare Overhead Conductor; High-Voltage Transmission Cable	Electric Utility	Investor-Owned Utility Companies; Government-Owned Power Companies; Contractors

North American Portable Power and Control

Portable Cord and Electronics	Rubber and Plastic-Jacketed Wire and Cable; Instrumentation and Control Cable; Multi-Conductor; Coaxial; Sound, Security/Fire Alarm Cable	Industrial Power and Control; Utility/Marine/Transit; Mining; Equipment Control; Building Management; Entertainment	Industrial Consumers; Contractors; DIY and OEM’s

North American Electrical Infrastructure

Instrumentation, Power, Control and Specialty	Rubber-Jacketed Power Cables and Cord; Instrumentation and Control Cable	Industrial Power and Control; Power Generation; Infrastructure; Utility/Marine/Transit; Military; Mining; Oil and Gas; Industrial	Industrial Consumers; Contractors; OEM’s; Military Customers

Product Category	Principal Products	Principal Markets	Principal End-Users
International Electrical Infrastructure

European Instrumentation, Power, Control and Specialty	Rubber and Plastic-Jacketed Wire and Cable; Power and Industrial Cable; Construction Cable	Industrial Power and Control; Power Generation; Infrastructure; Utility/Marine/Transit; Military; Mining; Oil and Gas; Industrial; Residential Construction	Industrial Consumers; Contractors; DIY and OEM’s

Asia Pacific Instrumentation, Power, Control and Specialty	Rubber and Plastic-Jacketed Wire and Cable; Construction Cable	Industrial Power and Control; Power Generation; Infrastructure; Utility/Marine/Transit; Military; Mining; Oil and Gas; Industrial; Residential Construction	Industrial Consumers; Contractors; OEM’s

Transportation and Industrial Harnesses

Automotive	Rubber-Jacketed Ignition Wire Sets	Automotive Aftermarket	DIY and OEM’s

Assemblies	Cable Harnesses Comprised of Rubber and Plastic-Jacketed Cable	Industrial Equipment; Medical Equipment	OEM’s; Industrial Equipment Manufacturers

Telecommunications

Outside Voice and Data	Outside Plant Telecommunications Exchange Cable; Outside Service Wire	Telecom Local Loop	Telecommunications System Operators; Contractors

Networking

Data Communications	Multi-Conductor/Multi -Pair Fiber and Copper Networking Cable	Computer Networking and Multimedia Applications	Contractors; System Integrators; Telecommunications System Operators

European Communications	Multi-Conductor/Multi -Pair Fiber and Copper Networking Cable; Outside Plant Telecommunications Exchange Cable; Outside Service Wire	Computer Networking and Multimedia Applications; Telecom Local Loop	Contractors; System Integrators; Telecommunications System Operators

Asia Pacific Communications	Multi-Conductor/Multi -Pair Fiber and Copper Networking Cable; Outside Plant Telecommunications Exchange Cable; Outside Service Wire	Computer Networking and Multimedia Applications; Telecom Local Loop	Contractors; System Integrators; Telecommunications System Operators

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
North American Electric Utility
The North American Electric Utility market consists of low-, medium- and high-voltage power distribution and power transmission products for overhead and buried applications. Growth in this market will be largely dependent on the investment policies of electric utilities and infrastructure improvement. The Company believes that the increase in electricity consumption in North America has outpaced the rate of utility investment in power cables. As a result, the Company believes the average age of power transmission cables has increased, the current electric transmission infrastructure needs to be upgraded and the transmission grid is near capacity. In addition, the 2003 power outages in the U.S. and Canada emphasized the need to upgrade the power transmission infrastructure used by electric utilities, which may, over time, cause an increase in demand for the Company’s North American Electric Utility products. In addition, tax legislation was passed in the United States in 2004 which included the renewal of tax credits for producing power from wind. This may also cause an increase in demand for the Company’s products as the Company is a significant manufacturer of wire and cable used in wind farms. Also, the passage of energy legislation in the United States in 2005 that is aimed at improving the transmission grid infrastructure and the reliability of power availability may increase demand for the Company’s transmission and distribution cables over time. An increase in the volume of North American Electric Utility segment sales in combination with increased selling prices is already occurring and leading to improvements in North American Electric Utility segment operating income.
The Company is a leader in the supply of cables to the North American electric utility industry. The business manufactures low- and medium-voltage aluminum and copper distribution cable, bare overhead aluminum conductor and high-voltage transmission cable. Bare transmission cables are utilized by utilities in the transmission grid to provide electric power from the power generating stations to the distribution sub-stations. Medium-voltage cables are utilized in the primary distribution infrastructure to bring the power from the distribution sub-stations to the transformers. Demand for both bare aluminum transmission cable and medium-voltage distribution cable increased strongly during 2005. Low-voltage cables are utilized in the secondary distribution infrastructure to take the power from the transformers to the end-user’s meter.
The Company’s North American Electric Utility cable business has strategic alliances in the United States and Canada with a number of major customers and is strengthening its position through these agreements. This business utilizes a network of direct sales and authorized distributors to supply low- and medium-voltage and high-voltage bare overhead cable products. This market is represented by approximately 3,500 utility companies.
A majority of the Company’s North American Electric Utility market customers have entered into written agreements with the Company for the purchase of wire and cable products. These agreements typically have 2 to 4 year terms and provide adjustments to selling prices to reflect fluctuations in the cost of raw materials. These agreements do not guarantee a minimum level of sales. Historically, approximately 70% of our North American Electric Utility business revenues are under contract prior to the start of each year.
International Electric Utility
The International Electric Utility market consists of low-, medium-, high- and extra high-voltage power distribution and power transmission products for overhead and buried applications. Growth in the European and Asia Pacific markets, as in the North American market, will be largely dependent on the investment policies of electric utilities, infrastructure improvement and the growing needs of emerging economies. The Company believes that the increase in electricity consumption in Europe has outpaced the rate of utility investment in power cables. As a result, the Company believes the average age of power transmission cables has increased, the current electric transmission infrastructure needs to be upgraded and the transmission grid is near capacity. In addition, the 2003 power outages in Europe emphasized the need to upgrade the power transmission infrastructure used by electric utilities, which may, over time, cause an increase in demand for the Company’s products. An increase in the volume of International Electric Utility segment sales in combination with increased selling prices is already occurring and leading to improvements in International Electric Utility segment operating income.
The Company is a leader in the supply of cables to electric utilities in the Iberian Peninsula, New Zealand and the Pacific Islands and is gaining substantial momentum in providing power cables to other areas in Europe. The business utilizes its broad product offering and its low cost manufacturing platform to grow. The business has also benefited from its competitors ongoing withdrawal of medium-voltage cable manufacturing capacity from the European market and from the trend in Europe to install power cables underground, which requires more highly engineered cables. In addition, the Company’s recent acquisition of Silec® will benefit the continued growth of the Company’s International Electric Utility segment in Europe by expanding the Company’s high-voltage and extra high-voltage product offerings while also strengthening the Company’s material science, power connectivity and systems integration expertise.
North American Portable Power and Control
The North American Portable Power and Control market consists of wire and cable products that are used for maintenance and conduct electrical current for industrial, OEM, and commercial power and control applications and electronics. The principal product categories in this segment are portable cord and electronics cables. Sales in North America are heavily influenced by the level of capital equipment investment and maintenance, factory automation and industrial activity and mining. The Company experienced strengthening demand throughout 2005 as a direct result of a strong turnaround in industrial construction and maintenance spending in North America, and also as a result of recovery and rebuilding efforts linked to the damage caused by Hurricanes Katrina and Rita. This segment has also experienced increased demand for mining products as well as portable power cords.
Many North American Portable Power and Control wire and cable applications require cables with exterior jacketing materials that can endure exposure to chemicals, extreme temperatures and outside elements. The Company offers products that are specifically designed for these applications.
The Company manufactures and sells a wide variety of rubber and plastic insulated portable cord products for power and control applications serving industrial, mining, entertainment, OEM, and other markets. Portable cord products are used for the distribution of electrical power but are designed and constructed to be used in dynamic and severe environmental conditions where a flexible but durable power supply is required. Portable cord products include both standard commercial cord and cord products designed to meet customer specifications. Portable rubber-jacketed power cord, the Company’s largest selling cord product line, is typically manufactured without a connection device at either end and is sold in standard and customer-specified lengths. Portable cord is also sold to OEM’s for use as power cords on their products and in other applications, in which case the cord is made to the OEM’s specifications. The Company also manufactures portable cord for use with moveable heavy equipment and machinery. The Company’s portable cord products are sold primarily through electrical distributors and electrical retailers to industrial customers, OEM’s, contractors and consumers.
The Company’s portable cords are used in the maintenance of existing equipment and to supply electrical power at temporary venues such as festivals, sporting events, concerts and construction sites. The Company expects demand for portable cord to be influenced by general economic activity.
The Company’s electronics products include multi-conductor, multi-pair, coaxial, hook-up, audio and microphone cables, speaker and television lead wire and high temperature and shielded electronic wire. Primary uses for these products are various applications within commercial, industrial instrumentation and control and residential markets. These markets require a broad range of multi-conductor products for applications involving programmable controllers, robotics, process control and computer integrated manufacturing, sensors and test equipment, as well as cable for fire alarm, smoke detection, sprinkler control, entertainment and security systems.
North American Electrical Infrastructure
The North American Electrical Infrastructure market consists of wire and cable products that conduct electrical current for industrial, OEM, and commercial power and control applications. The principal product categories in this market are instrumentation, power, control and specialty cables. The market for North American Electrical Infrastructure cable products has many niches. Sales in North America are heavily influenced by the level of industrial construction spending. The Company experienced strengthening demand throughout 2005 as a direct result of a strong turnaround in industrial construction spending in North America. This segment has also experienced increased demand for marine, mining and oil and gas exploration products.

Many North American Electrical Infrastructure wire and cable applications require cables with exterior armor and/or jacketing materials that can endure exposure to chemicals, extreme temperatures and outside elements. The Company offers products that are specifically designed for these applications.
The Company’s North American Electrical Infrastructure products include low- and medium-voltage industrial cables, rail and mass transit cables, shipboard cables, oil and gas cables and other industrial cables. Primary uses for these products include various applications within power generating stations, marine, mining, oil and gas, transit/locomotive, OEM’s, machine builders and shipboard markets. The Company’s Polyrad XT® marine wire and cable products also provide superior properties and performance levels that are necessary for heavy-duty industrial applications to both onshore and offshore platforms, ships and oil rigs.
Additional product offerings include medium- and low-voltage power, control and instrumentation cable, armored power cable, flexible control cables, festoon cables, robotic cables and industrial data communications cables. These products have various applications in power generating stations and sub-stations, process control, mining, material handling, machine tool and robotics markets.
International Electrical Infrastructure
The International Electrical Infrastructure market consists of wire and cable products that conduct electrical current for industrial, OEM, and commercial and residential power and control applications. The principal product categories in this market are instrumentation, power, control and specialty cables and flexible construction cables. The market for International Electrical Infrastructure cable products has many niches. Sales in Europe and Asia Pacific are heavily influenced by the level of residential and industrial construction spending. The Company experienced strengthening demand throughout 2005 as a result of a continuing turnaround in residential and industrial construction spending in these regions. This segment has also experienced increased demand for marine, mining and oil and gas exploration products.
Many International Electrical Infrastructure wire and cable applications require cables with exterior armor and/or jacketing materials that can endure exposure to chemicals, extreme temperatures and outside elements. The Company offers products that are specifically designed for these applications.
The Company’s International Electrical Infrastructure products include construction cables that meet low-smoke, zero-halogen requirements in Europe. Additional product offerings include medium- and low-voltage power, control and instrumentation cable, armored power cable, flexible control cables, festoon cables, robotic cables, and cables used in marine, mining, and oil and gas industries. These products have various applications in power generating stations and sub-stations, process control, mining, material handling, machine tool, robotics and construction markets.
Transportation and Industrial Harnesses
The Transportation and Industrial Harnesses market consists of jacketed wire and cable products and harnesses for automotive and industrial applications. The Company’s principal automotive product is ignition wire sets for sale to the automotive aftermarket. The Company sells its automotive ignition wire sets primarily to automotive parts retailers and distributors, hardware and home center retail chains and hardware distributors. The Company’s automotive products are also sold on a private label basis to retailers and other automotive parts manufacturers. Sales of the automotive products are heavily influenced by the general overall health of the economy, and sales are often stronger during slower economic times since aftermarket ignition wire sets are used to maintain and lengthen the life of automobiles.
The other primary products in the Transportation and Industrial Harnesses segment are cable harnesses (assemblies) for use in industrial control applications as well as medical applications. These assemblies are used in such products as industrial machinery, diagnostic imaging equipment and data processing equipment. These products are sold primarily through distributors and agents to OEM’s and industrial equipment manufacturers.
Telecommunications
The Telecommunications market consists of wire and cable products that transmit low-voltage signals for voice and data applications. The principal product category is outside voice and data products that are used for voice, data and video transmission applications. The Company’s principal Telecommunications products are outside plant telecommunications exchange cable and service wire. Outside plant telecommunications exchange cable is short haul trunk, feeder or distribution cable from a telephone company’s central office to the subscriber premises. It consists of multiple paired conductors

(ranging from 2 pairs to 4,200 pairs) and various types of sheathing, water-proofing, foil wraps and metal jacketing. Service wire is used to connect telephone subscriber premises to curbside distribution cable.
The Company sells its Telecommunications products primarily to telecommunications system operators through its direct sales force under supply contracts of varying lengths, and also to telecommunications distributors. The contracts do not guarantee a minimum level of sales. Product prices are generally subject to periodic adjustment based upon changes in the cost of copper and other factors.
During the early part of this decade, sales of Telecommunications wire and cable products decreased, primarily as a result of the significant decline from historic spending levels for outside plant telecommunications cables. The Company has benefited from the consolidation of competitors during 2004 and will also benefit from the substantially completed closure of its Bonham, Texas facility which will allow the Company to better utilize its manufacturing assets. Growth in this market will be largely dependent upon the level of capital spending by the Regional Bell Operating Companies, or RBOC’s, on maintenance, repair and expansion of their copper cable infrastructure. During 2005, overall demand for Telecommunications wire and cable products from the RBOC’s declined. However, increased sales of service wire partially offset that decrease in demand. The Company anticipates, based on recent public announcements, further deployment of fiber optic products into the telephone network. Increased spending by the telephone companies on fiber deployment may negatively impact their purchases of the Company’s copper based telecommunications cable products, but may, to a lesser extent, positively impact their purchases of the Company’s fiber optic cable products. The negative impact on the purchase of copper based products may also be somewhat mitigated in that the Company believes it will benefit from the further investment in fiber broadband networks as some of its customers will most likely need to upgrade a portion of their copper network to support the fiber network.
Networking
The Networking market consists of wire and cable products that transmit low-voltage signals for voice and data applications. The principal product category is data communications products that include high-bandwidth twisted copper and fiber optic cables and multi-conductor cables for customer premises, local area networks and telephone company central offices. Customer premise networking products are used for wiring at subscriber premises, and include computer, riser rated and plenum rated wire and cable. Riser cable runs between floors and plenum cable runs in air spaces, primarily above ceilings in non-residential structures. Local area network cables run between computers along horizontal raceways and in backbones between servers. Central office products interconnect components within central office switching systems and public branch exchanges. The Company sells data communications products primarily through a direct sales force.
During the early part of this decade, sales of Networking products decreased, primarily as a result of a weak market for switching/local area networking cables. The Company has benefited from the consolidation of competitors during 2004 and will also benefit from the substantially completed closure of its Dayville, Connecticut facility which will allow the Company to better utilize its Networking manufacturing assets. Growth in this market will be largely dependent upon the level of information technology spending on network infrastructure. During 2005, enterprise networking cable sales increased as a result of the Company’s new go-to-market strategy and the need for companies to maintain and upgrade their current networks.
Geographic Groups
General Cable analyzes its worldwide operations in two geographic groups: 1) North America and 2) International. The following table sets forth net sales, operating income and total long-lived assets by geographic group for the periods presented, in millions of dollars:

	Fiscal Year Ended December 31,
	2005		2004		2003
	Amount	%	Amount	%	Amount	%
Net sales:
North America	$1,573.2	66%	$1,300.6	66%	$1,074.2	70%
International	807.6	34%	670.1	34%	464.2	30%

Total net sales	$2,380.8	100%	$1,970.7	100%	$1,538.4	100%

Operating income (loss):
North America	$54.0	46%	$17.1	25%	$5.6	10%
International	63.1	54%	52.3	75%	48.3	90%

Subtotal	117.1	100%	69.4	100%	53.9	100%

Corporate charges	(18.6)		(12.9)		(8.2)

Total operating income	$98.5		$56.5		$45.7

	December 31,
Total long-lived assets:	2005	2004
North America	$206.4	$213.4
International	160.0	142.6

Total long-lived assets	$366.4	$356.0

The Company believes that it is one of the largest participants in its served markets in the North American market. The Company’s European business is headquartered in Barcelona, Spain, and has three manufacturing facilities in the Barcelona area, a manufacturing facility near Lisbon, Portugal, a manufacturing facility in Luanda, Angola, the recently acquired manufacturing campus of Silec® in Montereau, France and a plant in Brazil. The Company also operates distribution facilities throughout Europe. The main markets served are Spain, Portugal, France, the United Kingdom, Norway, Belgium and Brazil, with approximately 92% of sales generated in the European market and the remaining 8% representing export sales, excluding Silec® sales. Over 90% of net sales in Europe and Asia Pacific are derived from electric utility and electrical infrastructure cable sales. The Company’s Asia Pacific business consists of a regional headquarters and manufacturing facility in Christchurch, New Zealand, a joint venture manufacturing facility in Fiji, sales offices in New Zealand and Australia and warehousing and distribution facilities in Australia. The business offers a broad product range principally serving New Zealand, Australia, Fiji and the Pacific Islands with certain products also sold into Asia.
Competition
The markets for all of the Company’s products are highly competitive, and the Company experiences competition from several competitors within most markets. The Company believes that it has developed strong customer relations as a result of its ability to supply customer needs across a broad range of products, its commitment to quality control and continuous improvement, its continuing investment in information technology, its emphasis on customer service and its substantial product and distribution resources.
Although the primary competitive factors for the Company’s products vary somewhat across the different product categories, the principal factors influencing competition are generally breadth of product line, inventory availability and delivery time, price, quality and customer service. Many of the Company’s products are made to industry specifications, and are therefore functionally interchangeable with those of competitors. However, the Company believes that significant opportunities exist to differentiate all of its products on the basis of quality, consistent availability, conformance to manufacturer’s specifications and customer service. Within some markets such as local area networking cables, conformance to manufacturer’s specifications and technological superiority are also important competitive factors. Brand recognition is also a primary differentiating factor in the portable cord market and, to a lesser extent, in other product groups.
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

In North America, the Company has centralized the purchasing of its copper, aluminum and other significant raw materials to capitalize on economies of scale and to facilitate the negotiation of favorable purchase terms from suppliers. The price of copper and aluminum has historically been subject to considerable volatility. The Company generally passes changes in copper and aluminum prices along to its customers, although there are timing delays of varying lengths depending upon the volatility in copper and aluminum prices, the type of product, competitive conditions and particular customer arrangements. A significant portion of the Company’s electric utility and telecommunications business and, to a lesser extent, the Company’s electrical infrastructure business has metal escalators written into customer contracts under a variety of price setting and recovery formulas. The remainder of the Company’s business requires that the cost of higher metal prices be recovered through negotiated price increases with customers. In these instances, the ability to increase the Company’s selling prices may lag the movement in metal prices by a period of time as the customer price increases are implemented. As a result of this and a number of other practices intended to match copper and aluminum purchases with sales, profitability over time has historically not been significantly affected by changes in copper and aluminum prices, although 2003 and 2004 profitability did suffer due to high unrecovered raw material costs, including the cost of copper and aluminum. General Cable does not engage in speculative metals trading or other speculative activities.
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
In the transaction with Wassall PLC in 1994, American Premier Underwriters, Inc. agreed to indemnify the Company against liabilities (including all environmental liabilities) arising out of the Company’s or the Company’s predecessors’ ownership or operation of the Indiana Steel & Wire Company and Marathon Manufacturing Holdings, Inc. businesses (which were divested by the predecessor prior to the 1994 Wassall transaction), without limitation as to time or amount. American Premier also agreed to indemnify the Company against 66 2/3 % of all other environmental liabilities arising out of the Company’s or the Company’s predecessors’ ownership or operation of other properties and assets in excess of $10 million but not in excess of $33 million, which were identified during the seven-year period ended June 2001. Indemnifiable environmental liabilities through June 2001 were substantially below that threshold. In addition, the Company also has claims against third parties with respect to some of these liabilities.
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
Certain statements in the 2005 Annual Report on Form 10-K/A including, without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures and our or management’s beliefs, expectations or opinions, are forward-looking statements, and as such, we desire to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995. Our forward-looking statements should be read in conjunction with our comments in this report under the heading, “Disclosure Regarding Forward-Looking Statements.” Actual results may differ materially from those statements as a result of factors, risks and uncertainties over which we have no control. Such factors include, but are not limited to, the risks and uncertainties discussed below.
•	Our net sales, net income and growth depend largely on the economic strength of the geographic markets that we serve, and if these markets become weaker, we could suffer decreased sales and net income.
Many of our customers use our products as components in their own products or in projects undertaken for their customers. Our ability to sell our products is largely dependent on general economic conditions, including how much our customers and end-users spend on information technology, new construction and building, maintaining or reconfiguring their telecommunications and data communications network, industrial manufacturing assets and power transmission and distribution infrastructures. In the early 2000’s, many companies significantly reduced their capital equipment and information technology budgets, and construction activity that necessitates the building or modification of voice and data communication networks and power transmission and distribution infrastructures slowed considerably as a result of a weakening of the U.S. and foreign economies. As a result, our net sales and financial results declined significantly in those years. Beginning in 2004 and continuing throughout 2005, we have seen an improvement in these markets; however, if they were to weaken, we could suffer decreased sales and net income.

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
Also, advancing wireless technologies, as they relate to network and communications systems, may represent an alternative to certain copper cables we manufacture and reduce customer demand for premise wiring. Traditional telephone companies are facing increasing competition within their respective territories from, among others, voice over Internet protocol, or

“VoIP,” providers and wireless carriers. Wireless communications depend heavily on a fiber optic backbone and do not depend as much on copper-based systems. An increase in the acceptance and use of VoIP and wireless technology, or introduction of new wireless or fiber-optic based technologies, may have a material adverse effect on the marketability of our products and our profitability. If wireless technology were to significantly erode the markets for copper-based systems, our sales of copper premise cables could face downward pressure.
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
During 2004 and 2005, approximately 38% and 39%, respectively, of our domestic net sales were made to independent distributors and three and four, respectively, of our ten largest customers were distributors. Distributors accounted for a substantial portion of sales of our telecommunications and networking products and electrical infrastructure products. During

2004 and 2005, approximately 13% and 11%, respectively, of our domestic net sales were to retailers, and the two largest retailers, The Home Depot and AutoZone, accounted for approximately 3% and 2%, respectively, of our worldwide net sales in 2005 and 2004.
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
We face pricing pressures in each of our markets as a result of significant competition or over-capacity, and price levels for most of our products declined from 2002 through early 2004. While we will work toward reducing our costs to respond to the pricing pressures that may continue, we may not be able to achieve proportionate reductions in costs. As a result of over-capacity and economic and industry downturn in the telecommunications, networking and electrical infrastructure markets in particular, pricing pressures increased in 2002 and 2003, and continued into 2004. While we generally have been successful in raising prices to recover increased raw material costs since the second quarter of 2004, pricing pressures continued throughout 2005, and are expected for the foreseeable future. Further declines in prices, without offsetting cost reductions, would adversely affect our financial results.
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
During 2004, we closed two North American Electrical Infrastructure manufacturing locations, realigned production lines and refocused operations at another North American Electrical Infrastructure manufacturing location and ceased operations at our copper rod mill. We incurred net charges of $7.4 million ($4.7 million of which were cash) in 2004 related to these manufacturing plants and a net gain of $0.3 million related to the rod mill, all of which are now completely closed.
In 2005, we closed our telecommunications manufacturing plant located in Bonham, Texas. At that time, we also closed our fiber optic military and premise cable manufacturing plant located in Dayville, Connecticut, and relocated production from this plant to our acquired facility in Franklin, Massachusetts, which produces copper as well as some fiber optic products. The total cost of these closures was approximately $19.1 million (of which approximately $7.5 million were cash payments). Total costs recorded during 2005 with respect to these closures were $18.6 million (of which approximately $7.5 million were cash payments), including a $(0.5) million gain from the sale of a previously closed manufacturing plant. We continuously evaluate our ability to more efficiently utilize existing manufacturing capacity which may require additional future charges.
As a result of volatile copper prices, the replacement cost of our copper inventory exceeded its historic LIFO cost by approximately $38 million and $13 million at December 31, 2004 and 2003, respectively, and by approximately $107 million at December 31, 2005. If we are not able to recover the LIFO value of our inventory in some future period when replacement costs were lower than the LIFO value of the inventory, we would be required to take a charge to recognize on our income statement an adjustment of LIFO inventory to market value. During 2003, we recorded a $0.5 million charge for the liquidation of LIFO inventory in North America as we significantly reduced our inventory levels. During 2004, we increased inventory quantities and therefore there was not a liquidation of LIFO inventory impact in this period. During 2005, we reduced our copper inventory quantities in North America which resulted in a $1.1 million gain since LIFO inventory quantities were reduced in a period when replacement costs where higher than the LIFO value of the inventory. If LIFO inventory quantities are reduced in a future period when replacement costs exceed the LIFO value of the inventory, we would experience an increase in reported earnings. Conversely, if LIFO inventory quantities are reduced in a future period when replacement costs are lower than the LIFO value of the inventory, we would experience a decline in reported earnings.
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
In connection with the preparation of our 2004 Annual Report on Form 10-K, as of December 31, 2004, we concluded that control deficiencies in our internal control over financial reporting as of December 31, 2004 constituted material weaknesses within the meaning of the Public Company Accounting Oversight Board’s Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements. As we disclosed in our amended 2004 Annual Report on Form 10-K that we filed with the SEC on April 29, 2005, we identified material weaknesses regarding the following:

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

			Owned
	Square	Segment(s)/	or
Location	Feet	Product Line(s)	Leased
North America Manufacturing Facilities:

Marion, IN	745,000	North American Electrical Infrastructure / Power cables and cord; instrumentation and control cables	Owned

Marshall, TX	692,000	North American Electric Utility / Aluminum low-voltage utility cables	Owned

Willimantic, CT	686,000	North American Electrical Infrastructure / Power cables and cord; instrumentation and control cables	Owned

Manchester, NH	550,000	North American Portable Power and Control / Electronic products	Owned

Lawrenceburg, KY	383,000	Telecommunications, Networking / Outside voice and data products; networking cables	Owned

Lincoln, RI	350,000	North American Portable Power and Control, Transportation and Industrial Harnesses / Portable cord; instrumentation and control cables	Owned

Malvern, AR	338,000	North American Electric Utility / Aluminum medium-voltage utility cables	Owned

DuQuoin, IL	279,000	North American Electric Utility / Medium-voltage utility cables	Owned

Tetla, Mexico	218,000	Telecommunications / Outside voice and data products	Owned

Altoona, PA	193,000	Transportation and Industrial Harnesses / Automotive products	Owned

Jackson, TN	182,000	Networking / Networking cables	Owned

Franklin, MA	154,000	Networking, North American Portable Power and Control /Networking cables and fiber optic products, electronics	Leased

Indianapolis, IN(1)	135,000	North American Electric Utility / Polymer compounds and research and development	Leased

LaMalbaie, Canada	120,000	North American Electric Utility / Low-and medium-voltage utility cables	Owned

St. Jerome, Canada	110,000	North American Electric Utility / Low-and medium-voltage utility cables	Owned

Cuernavaca, Mexico	100,000	Transportation and Industrial Harnesses / Automotive products	Leased

Distribution and Other Facilities:

Lebanon, IN	198,000	All Segments / Distribution center	Leased

Chino, CA	189,000	All Segments / Distribution center	Leased

Highland Heights, KY	166,000	All Segments / World headquarters, technology center and learning center	Owned

International

Barcelona, Spain(1)	1,080,000	International Electric Utility, International Electrical Infrastructure / Power transmission and distribution; power and industrial cables	Owned

Montereau, France(1)	1,000,000	International Electric Utility, International Electrical Infrastructure, Networking / Power distribution, power and industrial cables; networking products	Owned

New Zealand(1)	314,000	International Electric Utility, International Electrical Infrastructure, Networking / Power distribution, power and industrial cables; networking products	Owned

Lisbon, Portugal	255,000	International Electric Utility, International Electrical Infrastructure, Networking / Power distribution, power and industrial cables; networking products	Owned

(1)	Certain locations represent a collection of facilities in the local area.
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
Further, as indicated above, General Cable has more than 16 years of experience in this litigation, and has, to date, resolved the claims of approximately 11,210 plaintiffs. The cumulative average settlement for these matters is less than $221 per case. As of December 31, 2005, the Company had accrued on its balance sheet, on a gross basis, a liability of $5.6 million for asbestos-related claims and had recorded insurance recoveries of approximately $3.1 million. The net amount of $2.5 million represents the Company’s best estimate in order to cover resolution of future asbestos-related claims.
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
PART II.
Disclosure Regarding Forward-Looking Statements
Certain statements in the 2005 Annual Report on Form 10-K/A and other documents we file with the SEC may constitute forward-looking statements. You can identify a forward-looking statement because it contains words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions which concern strategy, plans or intentions. All statements we make relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These statements are necessarily estimates reflecting our judgment based upon current information and involve a number of risks and uncertainties. We cannot assure you that other factors will not affect the accuracy of these forward-looking statements or that our actual results will not differ materially from the results we anticipate in the forward-looking statements. While it is impossible for us to identify all the factors which could cause our actual results to differ materially from those we estimated, we describe some of these factors in Item 1A. We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of us.
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
The following table sets forth information about General Cable’s equity compensation plans as of December 31, 2005 (in thousands, except per share price):

			Number of securities
	Number of	Weighted-	remaining available for
	securities to be	average	future issuance under
	issued upon exercise	exercise price	equity compensation plans
	of outstanding	of outstanding	(excluding securities
	options (a)	options	reflected in first column)
Shareholder approved plans:
1997 Stock Incentive Plan	2,192	$12.16	253
2005 Stock Incentive Plan	—	—	1,785
Non-shareholder approved plans:
2000 Stock Option Plan	952	$8.00	265

Total	3,144	$10.90	2,303

(a)	Excludes restricted stock of 1,713,999 awarded and outstanding from the 1997 Plan and restricted stock of 14,730 awarded and outstanding from the 2005 Plan through December 31, 2005.

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

Also during 2002, one Networking and one Telecommunications manufacturing plant located in Sanger, California and Monticello, Illinois were closed. The results of operations of these plants as well as the costs related to close the facilities are included in the financial data presented below.

	Year Ended December 31,
	2005(4)	2004	2003	2002	2001(1)
	(in millions, except metal price and share data)
Net sales	$2,380.8	$1,970.7	$1,538.4	$1,453.9	$1,651.4
Gross profit	270.7	214.7	173.4	166.6	240.7
Operating income	98.5	56.5	45.7	15.7	104.3
Other income (expense)	(0.5)	(1.2)	1.5	—	8.1
Interest expense, net	(37.0)	(35.9)	(43.1)	(42.6)	(43.9)
Other financial costs	—	—	(6.0)	(1.1)	(10.4)
Income (loss) from continuing operations before income taxes	61.0	19.4	(1.9)	(28.0)	58.1
Income tax benefit (provision)	(21.8)	18.1	(2.9)	9.9	(20.6)
Income (loss) from continuing operations	39.2	37.5	(4.8)	(18.1)	37.5
Loss from discontinued operations	—	—	—	—	(6.8)
Gain (loss) on disposal of discontinued operations	—	0.4	—	(5.9)	(32.7)
Net income (loss)	39.2	37.9	(4.8)	(24.0)	(2.0)
Less: preferred stock dividends	(22.0)	(6.0)	(0.6)	—	—
Net income (loss) applicable to common shareholders	$17.2	$31.9	$(5.4)	$(24.0)	$(2.0)
Earnings (loss) of continuing operations per common share-basic	$0.42	$0.81	$(0.16)	$(0.55)	$1.14
Earnings (loss) of continuing operations per common share-assuming dilution	$0.41	$0.75	$(0.16)	$(0.55)	$1.13
Earnings (loss) of discontinued operations per common share-basic	$—	$0.01	—	$(0.18)	$(1.20)
Earnings (loss) of discontinued operations per common share-assuming dilution	$—	$0.01	—	$(0.18)	$(1.19)
Earnings (loss) per common share-basic	$0.42	$0.82	$(0.16)	$(0.73)	$(0.06)
Earnings (loss) per common share-assuming dilution	$0.41	$0.75	$(0.16)	$(0.73)	$(0.06)
Weighted average shares outstanding-basic	41.1	39.0	33.6	33.0	32.8
Weighted average shares outstanding-assuming dilution	41.9	50.3	33.6	33.0	33.1

Other Data:
Depreciation and amortization	$51.0	$35.4	$33.4	$30.6	$35.0
Capital expenditures	$42.6	$37.0	$19.1	$31.4	$54.9
Average daily COMEX price per pound of copper cathode	$1.68	$1.29	$0.81	$0.72	$0.73
Average daily price per pound of aluminum rod	$0.92	$0.85	$0.69	$0.65	$0.69

	December 31,
	2005(4)	2004	2003	2002	2001
Balance Sheet Data:
Working capital(2)	$378.6	$298.0	$236.6	$150.8	$169.9
Total assets	1,523.2	1,239.3	1,049.5	973.3	1,005.3
Total debt(3)	451.6	374.9	340.4	451.9	460.4
Dividends to common shareholders	—	—	—	5.0	6.6
Shareholders’ equity	293.3	301.4	240.1	60.9	104.9

(1)	As of January 1, 2001, General Cable changed its accounting method for non-North American metal inventories from the FIFO method to the LIFO method. The impact of the change was an increase in operating income of $4.1 million, or $0.08 of earnings per share, on both a basic and a diluted basis during 2001.

(2)	Working capital means current assets less current liabilities.

(3)	Excludes off-balance sheet borrowings of $67.8 million at December 31, 2001, $48.5 million at December 31, 2002 and $1.0 million at December 31, 2005. There were no off-balance sheet borrowings as of December 31, 2003 and 2004.

(4)	This period includes the preliminary opening balance sheet figures for Silec® and Beru S.A. as of December 31, 2005.
         Due to the purchase dates, the effects of the acquisitions on the statements of operations’ data were not material.

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
General
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of segments discussed in Note 19 to the consolidated financial statements.
General Cable is a global leader in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products. The Company’s operations are divided into eight reportable segments: North American Electric Utility, International Electric Utility, North American Portable Power and Control, North American Electrical Infrastructure, International Electrical Infrastructure, Transportation and Industrial Harnesses, Telecommunications and Networking.
North American Electric Utility cable products include low-, medium- and high-voltage power distribution and power transmission products for overhead and buried applications. International Electric Utility cable products include low-, medium-, high- and extra high-voltage power distribution and power transmission products for overhead and buried applications. North American Portable Power and Control cable products include flexible cords used for temporary power, maintenance cords and cables and wire and cable for electronics. North American Electrical Infrastructure cable products include low- and medium-voltage industrial instrumentation, power and control cables used for power generation, refining and petrochemical applications, natural gas production and factory automation. International Electrical Infrastructure cable products include maintenance cords and cables, flexible construction cables, and industrial instrumentation, power and control cables used for power generation, refining and petrochemical applications, natural gas production and factory automation. Transportation and Industrial Harnesses cable products include automotive wire and cable and application-specific wire harnesses and assemblies. Telecommunications wire and cable products include low-voltage outside plant wire and cable products for aerial, buried and duct applications. Networking cable products include low-voltage network and other information technology cables that range in use from broadband applications to plenum applications.
Certain statements in this report including, without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures and the Company’s or management’s beliefs, expectations or opinions, are forward-looking statements, and as such, General Cable desires to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995. The Company’s forward-looking statements should be read in conjunction with the Company’s comments in this report under the heading, “Disclosure Regarding Forward-Looking Statements.” Actual results may differ materially from those statements as a result of factors, risks and uncertainties over which the Company has no control. For a list of some of these factors, risks and uncertainties, see Item 1A.

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

Over 90% of net sales in the Company’s International operations are derived from electric utility and electrical infrastructure sales and the European business specifically is currently benefiting from a medium-voltage energy cable capacity shortage in Europe and a shift towards environmentally friendly construction cables.
General Cable’s reported net sales are directly influenced by the price of copper, and to a lesser extent, aluminum. The price of copper and aluminum has historically been subject to considerable volatility. The daily selling price of copper cathode on the COMEX averaged $1.68 per pound in 2005, $1.29 per pound in 2004 and $0.81 per pound in 2003 and the daily price of aluminum rod averaged $0.92 per pound in 2005, $0.85 per pound in 2004 and $0.69 per pound in 2003. General Cable generally passes changes in copper and aluminum prices along to its customers, although there are timing delays of varying lengths depending upon the volatility of metals prices, the type of product, competitive conditions and particular customer arrangements. A significant portion of the Company’s electric utility and telecommunications business and, to a lesser extent, the Company’s electrical infrastructure business has metal escalators written into customer contracts under a variety of price setting and recovery formulas. The remainder of the Company’s business requires that the cost of higher metal prices be recovered through negotiated price increases with customers. In these instances, the ability to increase the Company’s selling prices may lag the movement in metal prices by a period of time as the customer price increases are implemented. As a result of this and a number of other practices intended to match copper and aluminum purchases with sales, profitability over time has historically not been significantly affected by changes in copper and aluminum prices, although 2003 and 2004 profitability did suffer due to high unrecovered raw material costs, including the cost of copper and aluminum. General Cable does not engage in speculative metals trading or other speculative activities.
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
In the North American Electric Utility segment, the 2003 power outages in the U.S. and Canada emphasized the need to upgrade the power transmission infrastructure used by electric utilities, which may, over time, cause an increase in demand for the Company’s North American Electric Utility products. In addition, tax legislation was passed in the United States in 2004 which included the renewal of tax credits for producing power from wind. This may also cause an increase in demand for the Company’s products as the Company is a significant manufacturer of wire and cable used in wind farms. Also, the passage of energy legislation in the United States in 2005 that is aimed at improving the transmission grid infrastructure and the reliability of power availability may increase demand for the Company’s transmission and distribution cables over time. An increase in the volume of North American Electric Utility segment sales in combination with increased selling prices is already occurring and leading to improvements in North American Electric Utility segment operating margins. Demand for both bare aluminum transmission cable and medium-voltage distribution cable increased strongly during the fourth quarter of 2005.
In the International Electric Utility segment, the 2003 power outages in Europe emphasized the need to upgrade the power transmission infrastructure used by electric utilities, which may, over time, cause an increase in demand for the Company’s products. This segment continues to benefit from its competitors ongoing withdrawal of medium-voltage cable manufacturing capacity from the European market and from the trend in Europe to install power cables underground, which requires more highly engineered cables. In addition, the Company’s recent acquisition of Silec® will benefit the continued growth of the Company’s International Electric Utility segment in Europe by expanding the Company’s high-voltage and extra high-voltage product offerings while also strengthening the Company’s material science, power connectivity and systems integration expertise.
In the North American Portable Power and Control segment, the Company saw strengthening demand throughout 2005 as a direct result of a strong turnaround in industrial construction and maintenance spending in North America. This segment also experienced increased demand for products that support the mining market as well as portable power cords.
In the North American Electrical Infrastructure segment, sales in North America have been heavily influenced by the level of industrial construction spending, and as a result of a strong turnaround in industrial construction spending, the Company experienced much higher demand for this segment’s products throughout 2005. The North American Electrical Infrastructure segment also experienced increased demand for marine, mining and oil and gas exploration products.
In the International Electrical Infrastructure segment, sales in Europe and Asia Pacific have been heavily influenced by the level of residential and industrial construction spending, and as a result of a continuing turnaround in residential and industrial construction spending in these regions, the Company experienced increased demand for this segment’s products throughout 2005, including demand for construction cables that meet low-smoke, zero-halogen requirements in Europe. This segment has also experienced increased demand for marine, mining and oil and gas exploration products, and the Company’s recent acquisition of Silec® is anticipated to benefit the continued growth of the Company’s International Electrical Infrastructure segment in Europe.
In the Transportation and Industrial Harnesses segment, sales of the segment’s automotive products are heavily influenced by the general overall health of the economy, and sales are often stronger during slower economic times since aftermarket ignition wire sets are used to maintain and lengthen the life of automobiles. In 2005, the Company did experience a slight decrease in demand for its ignition wire sets because of increased competition among retailers in the automotive aftermarket, but this decrease was mostly offset by an increase in demand for industrial harnesses for use in industrial applications.
In the Telecommunications segment, over the last few years, demand for outside plant telecommunications cables has experienced a significant decline from historical levels. Overall demand for North American Telecommunications products from the Company’s traditional Regional Bell Operating Company (RBOC) customers has declined over the last several quarters and may continue to decline, but the Company has temporarily benefited from the consolidation of competitors during 2004 and will also benefit from the substantially completed closure of its Bonham, Texas facility which will allow the Company to better utilize its manufacturing assets. The Company anticipates, based on recent public announcements, further deployment of fiber optic products into the telephone network. Increased spending by the telephone companies on fiber deployment may negatively impact their purchases of the Company’s copper based telecommunications cable products, but may, to a lesser extent, positively impact their purchases of the Company’s fiber optic cable products. The negative impact on the purchase of copper based products may also be somewhat mitigated in that the Company believes it will benefit from the further investment in fiber broadband networks as some of its customers will most likely need to upgrade a portion of their copper network to support the fiber network.

In the Networking segment, during the early part of this decade, sales of Networking cable products decreased, primarily as a result of a weak market for switching/local area networking cables. The Company has benefited from the consolidation of competitors during 2004 and will also benefit from the substantially completed closure of its Dayville, Connecticut facility which will allow the Company to better utilize its Networking manufacturing assets. During 2005, enterprise networking cable sales increased as a result of the Company’s new go-to-market strategy and the need for companies to maintain and repair their current networks.
In addition to the operating trends discussed in the previous paragraphs, the Company anticipates that the following trends may negatively affect the earnings of the Company during 2006. The impact of continued rising raw materials costs, including metals and insulating materials, and freight and energy costs has increased the Company’s working capital requirements which have in turn increased the Company’s average outstanding debt level and its interest expense. In addition, due to the anticipated continued rise in interest rates in the United States, the Company’s interest expense on its floating rate asset based revolver is expected to increase during 2006. This impact, however, is expected to be offset by the interest savings resulting from the entry of the Company into a U.S. dollar to Euro cross currency and interest rate swap agreement as announced on October 13, 2005. The agreement has a notional value of $150 million, or approximately 53% of the Company’s currently outstanding $285 million in Senior Notes. The swap has a term of just over two years with a maturity date that coincides with the earliest redemption date of the Senior Notes. This agreement lowers the Company’s borrowing cost by 200 basis points on the swapped portion of the Senior Notes, or approximately $3 million per year in interest expense. Cash interest savings through December 31, 2005 as a result of the swap is approximately $0.6 million.
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
As part of General Cable’s ongoing efforts to reduce total operating costs, the Company continuously evaluates its ability to more efficiently utilize existing manufacturing capacity. Such evaluation includes the costs associated with and benefits to be derived from the combination of existing manufacturing assets into fewer plant locations and the possible outsourcing of certain manufacturing processes. During 2004, the Company completed the closure of certain of its North American Electrical Infrastructure manufacturing plants which resulted in a $7.6 million charge in the fourth quarter of 2003 (of which approximately $1.3 million were cash payments) and a $7.4 million charge in 2004 (of which approximately $4.7 million were cash payments). During 2004, the Company also closed its rod mill operation and sold certain equipment utilized in that operation which resulted in a net gain of $0.3 million. During 2005, the Company closed certain of its Telecommunications and Networking manufacturing plants which resulted in an $18.6 million charge in 2005 (of which approximately $7.5 million were cash payments), which included a $(0.5) million gain from the sale of a previously closed manufacturing plant. Total charges for these Telecommunications and Networking plant closures were approximately $19.1 million (of which approximately $7.5 million were cash payments). As of December 31, 2005, production had ceased at both locations.
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

During the fourth quarter of 2004, the Company exchanged the note receivable from the former joint venture partner for the partner’s ownership interest in the joint venture company. The ownership interest acquired was recorded at fair value which was $2.4 million less than the carrying value of the note receivable, net of the deferred gain, which resulted in a $2.4 million charge, which was stated in selling, general and administrative expense in the Statement of Operations. As a result of this transaction, General Cable owned 100% of the fiber optic joint venture company at December 31, 2004, which during 2005 was merged into its principal U.S. operating subsidiary.
In the first quarter of 2005, the Company acquired certain assets of Draka Comteq’s business in North America for a purchase price of $7.5 million in cash, subject to post-closing adjustments. The Company incurred $0.1 million of costs and expenses associated with the acquisition. The net assets acquired are located in Franklin, Massachusetts and manufacture electronics and datacom products. The assets acquired included machinery and equipment, inventory, prepaid assets and intangible assets, net of the assumption of trade payables. The purchase price has been allocated based on the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition. The results of operations of the acquired business have been included in the consolidated financial statements since the date of acquisition. During the second quarter of 2005, the final purchase price was agreed with Draka resulting in a cash payment of approximately $0.2 million to the Company.
On December 22, 2005, the Company completed its purchase of the shares of the wire and cable manufacturing business of SAFRAN SA, a diverse, global high technology company. The acquired business is known under the name Silec Cable, S.A.S. (“Silec”). Silec® is based in Montereau, France and employs approximately 1,000 associates with nearly one million square feet of manufacturing space in that location. In 2005, prior to the acquisition date, Silec® reported global sales of approximately $282.7 million (based on 2005 average exchange rates) of which about 52% were linked to electric utility and electrical infrastructure. The original consideration paid for the acquisition was approximately $82.8 million (at prevailing exchange rates during that period) including fees and expenses and net of cash acquired at closing. In accordance with the terms of the definitive share purchase agreement, the Company withheld approximately 15% of the purchase price at closing until the parties agreed on the final closing balance sheet, which is expected to occur in the second quarter of 2006. The Company acquired Silec® primarily as the latest step in the positioning of the Company as a global leader in cabling systems for the energy exploration, production, transmission and distribution markets.
A preliminary purchase price allocation based on the estimated fair values, or other measurements as applicable, of the assets acquired and the liabilities assumed at the date of acquisition is as follows (in millions at the prevailing exchange rate for that date):

As of
December 22, 2005
Cash	$1.4
Accounts receivable	113.3
Inventories	49.1
Prepaid expenses and other	8.4
Property, plant and equipment	27.6
Other noncurrent assets	0.1

Total assets	$199.9

Accounts payable	$43.3
Accrued liabilities	48.7
Other liabilities	9.1

Total liabilities	$101.1

The value of property, plant and equipment reflected above has been adjusted for the pro rata allocation (based on their relative fair values) of the excess of the fair value of acquired net assets over the cost of the acquisition. The Company has not yet finalized the defined benefit obligation, income tax provision, deferred tax accounting and certain closing settlement adjustments in establishing the acquisition opening balance sheet. These valuations are expected to be completed during 2006, which could result in changes to the value assigned above to property, plant and equipment and result in the recognition of intangible assets.
No intangible assets or in-process research and development costs have been identified at this time.
The following table presents, in millions, the unaudited pro forma consolidated results of operations for the Company for the fiscal years ended December 31, 2005 and 2004 as though the acquisition of Silec® had been completed as of the beginning of each period. This pro forma information is intended to provide information regarding how the Company might have looked if the acquisition had occurred as of January 1, 2005 or January 1, 2004. The pro forma adjustments represent management’s best estimates based on information available at the time the pro forma information was prepared and may differ from the adjustments that may actually have been required. Accordingly, the pro forma financial information should not be relied upon as being indicative of the historical results that would have been realized had the acquisition occurred as of the dates indicated or that may be achieved in the future.

	Unaudited
	Year Ended December 31,
	2005	2004
	(Pro forma)	(Pro forma)
Revenue	$2,660.0	$2,229.1

Net income applicable to common shareholders	$18.2	$32.5

Earnings per common share – assuming dilution	$0.43	$0.77

The pro forma results reflect immaterial pro forma adjustments for interest expense, depreciation and related income taxes in order to present the amounts on a purchase accounting adjusted basis. These pro forma results also include an estimated $4.6 million of corporate costs allocated by SAFRAN SA to Silec® during both fiscal years ended December 31, 2005 and 2004.
Net income during the fiscal years ended December 31, 2005 and 2004 includes certain material one-time benefits (charges) unrelated to the acquisition, as listed below (in millions):

	Year Ended December 31,
	2005	2004
Tax contingency benefit	$—	$23.3

Unwinding of joint venture	$—	$(2.4)

Goodwill writeoff	$—	$(1.9)

Preferred share inducement	$(16.3)	$—

Plant rationalization charges, net	$(18.6)	$(7.1)

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

Inventory Costing and Valuation
General Cable utilizes the LIFO method of inventory accounting for its metals inventory. The Company’s use of the LIFO method results in its income statement reflecting the current costs of metals, while metals inventories in the balance sheet are valued at historical costs as the LIFO layers were created. As a result of volatile copper prices, the replacement cost of the Company’s copper inventory exceeded the historic LIFO cost by approximately $107 million at December 31, 2005 and by approximately $38 million at December 31, 2004. If LIFO inventory quantities are reduced in a period when replacement costs exceed the LIFO value of the inventory, the Company would experience an increase in reported earnings. Conversely, if LIFO inventory quantities are reduced in a period when replacement costs are lower than the LIFO value of the inventory, the Company would experience a decline in reported earnings. If the Company was not able to recover the LIFO value of its inventory in some future period when replacement costs were lower than the LIFO value of the inventory, the Company would be required to take a charge to recognize in its income statement an adjustment of LIFO inventory to market value. During 2005, the Company reduced its copper inventory quantities in North America resulting in a $1.1 million LIFO gain since LIFO inventory quantities were reduced in a period when replacement costs were higher than the LIFO value of the inventory.
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
The determination of future pension obligations utilizes a discount rate based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency which are expected to be available during the period to maturity of the projected pension benefit obligations, and input from actuaries. The discount rate used at December 31, 2005 was 5.75%, a decrease from the discount rate of 6.0% used in the prior year. The decrease was due to changes in the bond yield curve.
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
Business Combination Accounting
Acquisitions entered into by the Company are accounted for using the purchase method of accounting. The purchase method requires management to make significant estimates. Management must allocate the purchase price of the acquired entity based on the fair value of the consideration paid or the fair value of the net assets acquired, whichever is more clearly evident. The purchase price is then allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. In addition, management, with the assistance of valuation professionals, must identify and estimate the fair values of intangible assets that should be recognized as assets apart from goodwill. Management utilizes third-party appraisals to assist in estimating the fair value of tangible property, plant and equipment and intangible assets acquired.

New Accounting Standards
In December 2004, SFAS No. 123(R), “Share-Based Payment” was issued. This statement will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant date fair value of the equity instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123 and supersedes Accounting Principles Board (APB) Opinion No. 25. SFAS No. 123(R) is effective for fiscal years beginning after June 15, 2005. The Company will adopt SFAS No. 123(R) in the first quarter of 2006 using the modified prospective method, which requires that compensation expense be recorded for all unvested stock options upon adoption. Management does not currently expect SFAS No. 123(R) to have a material impact on the Company’s future consolidated financial position, results of operations and cash flows.
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
In May 2005, SFAS No. 154, “Accounting Changes and Error Correction—a replacement of APB Opinion No. 20 and FASB Statement No. 3” was issued. This statement requires that the direct effect of voluntary changes in accounting principles be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to determine either the cumulative effect of the change or the period-specific effects. The statement also designates retrospective application as the transition method for newly-issued accounting pronouncements in the instance where the pronouncement does not provide specific transition guidance. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS No. 154 will depend on the nature and extent of any voluntary accounting changes after the effective date.
In March 2005, FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations” was issued. This interpretation requires companies to record a liability for those asset retirement obligations in which the amount or timing of settlement of the obligation are uncertain. FIN 47 is effective in fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.
In March 2005, Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment” was issued. SAB No. 107 provides guidance regarding the valuation of share-based payment arrangements for public companies, specifically as related to transactions with non-employees, the transition from non-public to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, and other issues related to SFAS No. 123(R). SAB No. 107 becomes effective upon the Company’s adoption of SFAS No. 123(R). Management does not currently expect SAB No. 107 to have a material impact on the Company’s future consolidated financial position, results of operations and cash flows.
The American Jobs Creation Act of 2004 provides that U.S. corporations could repatriate earnings of foreign subsidiaries at a reduced tax rate through December 31, 2005 under certain circumstances. In December 2004, the FASB Staff issued FASB Staff Position (FSP) FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” that allows a company time beyond the financial reporting period of the enactment of the Act to evaluate the Act’s effect on its plan for reinvestment or repatriation of foreign earnings. As of December 31, 2005, the undistributed earnings of foreign subsidiaries that are considered to be indefinitely reinvested are approximately $165 million. The Company has decided not to repatriate any foreign earnings related to The American Jobs Creation Act of 2004.
In June 2005, FASB Staff Position (FSP) No. FAS 143-1, “Accounting for Electronic Equipment Waste Obligations” was issued. The guidance in this FSP relates to accounting for obligations associated with the European Union’s Directive 2002/96/EC on Waste Electrical and Electronic Equipment. The Directive requires EU-member countries to adopt legislation to regulate the collection, treatment, recovery, and disposal of electrical and electronic waste equipment. Under this Directive, a commercial user should apply SFAS No. 143, “Accounting for Asset Retirement Obligations,” for all old waste (prior to August 13, 2005) that falls under the Directive by setting up an asset retirement obligation liability for the costs associated with the waste. FSP FAS 143-1 became effective for historical waste covered by the Directive as of the first reporting period ending after June 8, 2005. The adoption of FSP FAS 143-1 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

The Refinancing
On November 24, 2003, the Company completed a comprehensive refinancing of its then existing bank debt which improved its capital structure and provided increased financial and operating flexibility by reducing leverage, increasing liquidity and extending debt maturities. The refinancing included the following: (i) a new senior secured revolving credit facility, (ii) the private placement of 7-year senior unsecured notes, (iii) the private placement of redeemable convertible preferred stock and (iv) a public offering of common stock. The Company applied the net proceeds from these refinancing transactions to repay all amounts outstanding under its former senior secured revolving credit facility, senior secured term loans and accounts receivable asset-backed securitization facility and to pay fees and expenses of approximately $23 million related to the refinancing. In the refinancing the Company raised $47.6 million through the sale of 5,807,500 shares of common stock at $8.20 per share (which included a 15% over-allotment option exercised on December 2, 2003) and $103.5 million through the sale of 2,070,000 shares of redeemable convertible preferred stock at $50.00 per share (which included the exercise of an option to purchase additional shares of preferred stock). The preferred stock has an annual dividend rate of 5.75% and a conversion price of $10.004 per share. Approximately 93.72% of this redeemable convertible preferred stock was converted to common stock by the Company through an inducement offer in December 2005. See Item 5 for details. The refinancing also included $285.0 million of 7-year senior unsecured notes due 2010 and a $240.0 million secured revolving credit facility that has since been increased to $300.0 million through amendments made in subsequent periods. The senior unsecured notes bear interest at a fixed rate of 9.5% while loans under the credit facility, as amended, bear interest at a rate of LIBOR plus 100 to 175 basis points, depending on the Company’s excess availability as defined by the Credit Agreement. See further discussion of the amendment to the credit facility under the heading, “Liquidity and Capital Resources.”
Results of Operations
The following table sets forth, for the periods indicated, statement of operations data in millions of dollars and as a percentage of net sales. Percentages may not add due to rounding.

	Fiscal Years Ended December 31,
	2005		2004		2003
	Amount	%	Amount	%	Amount	%
Net sales	$2,380.8	100.0%	$1,970.7	100.0%	$1,538.4	100.0%
Cost of sales	2,110.1	88.6%	1,756.0	89.1%	1,365.0	88.7%

Gross profit	270.7	11.4%	214.7	10.9%	173.4	11.3%
Selling, general and administrative expenses	172.2	7.2%	158.2	8.0%	127.7	8.3%

Operating income	98.5	4.1%	56.5	2.9%	45.7	3.0%
Other income (expense)	(0.5)	—	(1.2)	—	1.5	0.1%
Interest expense, net	(37.0)	(1.6)%	(35.9)	(1.8)%	(43.1)	(2.8)%
Other financial costs	—	—	—	—	(6.0)	(0.4)%

Earnings (loss) from continuing operations before income taxes	61.0	2.6%	19.4	1.0%	(1.9)	(0.1)%
Income tax (provision) benefit	(21.8)	(0.9)%	18.1	0.9%	(2.9)	(0.2)%

Income (loss) from continuing operations	39.2	1.6%	37.5	1.9%	(4.8)	(0.3)%
Gain on disposal of discontinued operations (net of tax)	—	—	0.4	—	—	—

Net income (loss)	39.2	1.6%	37.9	1.9%	(4.8)	(0.3)%
Less: preferred stock dividends	(22.0)	(0.9)%	(6.0)	(0.3)%	(0.6)	—

Net income (loss) applicable to common shareholders	$17.2	0.7%	$31.9	1.6%	$(5.4)	(0.3)%

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004
The net income applicable to common shareholders was $17.2 million in 2005 compared to net income applicable to common shareholders of $31.9 million in 2004. The net income applicable to common shareholders for 2005 included a $22.0 million dividend on preferred stock, $16.3 million of which resulted from a preferred share inducement offer in the fourth quarter, and pre-tax corporate charges of $18.6 million related to the rationalization of certain of the Company’s Telecommunications and Networking manufacturing facilities, which included a $(0.5) million gain from the sale of a previously closed manufacturing plant.

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
The net income applicable to common shareholders for 2004 included a $6.0 million dividend on the preferred stock, pre-tax charges of $7.1 million relating to the rationalization of certain manufacturing facilities, $1.5 million for remediation costs, $2.4 million related to the unwinding of the Company’s former fiber optics joint venture and $1.9 million related to the write-off of goodwill, a $1.2 million pre-tax loss resulting from unfavorable foreign currency transactions, a $0.4 million after-tax gain from discontinued operations, and a $23.3 million income tax benefit due to the reduction of tax contingencies.
Net Sales
The following tables set forth net sales, metal-adjusted net sales and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for 2004 have been adjusted to reflect the 2005 copper COMEX average price of $1.68 per pound (a $0.39 increase compared to the prior period) and the aluminum rod average price of $0.92 per pound (a $0.07 increase compared to the prior period). Metal-adjusted net sales, a non-GAAP financial measure, is provided herein in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. See previous discussion of metal price volatility in the “General” section.

	Net Sales
	Year Ended December 31,
	2005		2004
	Amount	%	Amount	%
North American Electric Utility	$563.6	24%	$463.5	24%
International Electric Utility	286.0	12%	242.2	12%
North American Portable Power and Control	226.0	10%	175.2	9%
North American Electrical Infrastructure	198.0	8%	147.4	7%
International Electrical Infrastructure	453.0	19%	373.8	19%
Transportation and Industrial Harnesses	112.8	5%	114.1	6%
Telecommunications	319.1	13%	280.1	14%
Networking	222.3	9%	174.4	9%

Total net sales	$2,380.8	100%	$1,970.7	100%

	Metal-Adjusted Net Sales
	Year Ended December 31,
	2005		2004
	Amount	%	Amount	%
North American Electric Utility	$563.6	24%	$501.9	23%
International Electric Utility	286.0	12%	252.0	12%
North American Portable Power and Control	226.0	10%	193.2	9%
North American Electrical Infrastructure	198.0	8%	164.2	7%
International Electrical Infrastructure	453.0	19%	431.5	20%
Transportation and Industrial Harnesses	112.8	5%	114.6	5%
Telecommunications	319.1	13%	321.9	15%
Networking	222.3	9%	187.8	9%

Total metal-adjusted net sales	2,380.8	100%	2,167.1	100%

Metal adjustment	—		(196.4)

Total net sales	$2,380.8		$1,970.7

	Metal Pounds Sold
	Year Ended December 31,
	2005		2004
	Pounds	%	Pounds	%
North American Electric Utility	211.7	32%	203.2	31%
International Electric Utility	74.8	12%	72.4	11%
North American Portable Power and Control	48.0	7%	44.7	7%
North American Electrical Infrastructure	46.6	7%	42.7	7%
International Electrical Infrastructure	149.9	23%	146.0	23%
Transportation and Industrial Harnesses	1.0	—%	1.7	—%
Telecommunications	92.4	14%	101.2	16%
Networking	34.5	5%	33.1	5%

Total metal pounds sold	658.9	100%	645.0	100%

Net sales increased 21% to $2,380.8 million in 2005 from $1,970.7 million in 2004. After adjusting 2004 net sales to reflect the $0.39 increase in the average monthly COMEX price per pound of copper and the $0.07 increase in the average aluminum rod price per pound in 2005, net sales increased 10% to $2,380.8 million, up from $2,167.1 million in 2004. The increase in metal-adjusted net sales reflects an increase in sales volume, the favorable impact of foreign currency exchange rate changes and selling price increases that were in excess of higher metals costs experienced during 2005. Volume, as measured by metal pounds sold, increased 2% to 658.9 pounds in 2005 compared to 645.0 pounds in 2004. Metal pounds sold is provided herein as the Company believes this metric to be a good measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. The change in metal-adjusted net sales in excess of that attributable to the 2% increase in metal pounds sold is also a result of a 1%, or $20.1 million, favorable impact of foreign currency exchange rate changes and an approximate 7% increase due to selling price increases that were in excess of higher metals costs experienced during 2005 as the Company attempted to recover inflation on non-metals raw materials used in cable manufacturing, such as insulating compounds and steel and wood reels, as well as increased freight and energy costs.
The increase in metal-adjusted net sales reflects a 12% increase in the North American Electric Utility segment, a 13% increase in the International Electric Utility segment, a 17% increase in the North American Portable Power and Control segment, a 21% increase in the North American Electrical Infrastructure segment, a 5% increase in the International Electrical Infrastructure segment, and an 18% increase in the Networking segment. Partially offsetting these increases were a 2% decrease in the Transportation and Industrial Harnesses segment and a 1% decrease in the Telecommunications segment.
The 12%, or $61.7 million, increase in metal-adjusted net sales for the North American Electric Utility segment reflects an increase in volume of approximately 4%, or $22.6 million, as compared to 2004, which included an increase in demand for bare aluminum transmission cable, representing an approximate increase of $14.7 million, and for medium-voltage distribution cable, representing an approximate increase of $11.8 million. The Company anticipates demand in this segment to accelerate over time due to the passage of energy legislation in the United States in 2005 aimed at improving the transmission grid infrastructure. A $10.0 million favorable impact from changes in foreign currency exchange rates, primarily between the U.S. and Canadian currencies, was included in the metal-adjusted net sales increase as well. The increase also reflects selling price increases that were in excess of higher metals costs experienced during 2005 of approximately $29.1 million as the Company attempted to recover inflation in its other cost inputs. The Company expects to continue to experience inflationary pressure on its raw material costs and plans to continue to increase selling prices to offset the negative effect of rising raw material costs to the extent that it is able.
The 13%, or $34.0 million, increase in metal-adjusted net sales for the International Electric Utility segment reflects an increase in volume of approximately 3%, or $9.5 million, as compared to 2004, which included an 18% increase in demand for medium-voltage distribution cables. A $2.4 million favorable impact from changes in foreign currency exchange rates, primarily between the U.S. dollar and the Euro, was included in the metal-adjusted net sales increase as well. The increase also reflects selling price increases that were in excess of higher metals costs experienced during 2005 of approximately $22.1 million as the Company attempted to recover inflation in its other cost inputs. As mentioned above, the Company expects inflationary pressure on its raw material costs to continue and the Company intends to offset the higher costs with additional price increases to the extent possible.
The 17%, or $32.8 million, increase in metal-adjusted net sales for the North American Portable Power and Control segment reflects an increase in volume of approximately 7%, or $15.8 million, as compared to 2004. The segment experienced strengthening demand throughout 2005 for cables utilized in industrial maintenance for which spending has rebounded in North America. Increased demand for mining-related products and portable power cords contributed approximately $4.8 million to the increase in metal-adjusted net sales, and hurricane recovery efforts and an increase in sales of approximately $2.2 million to the alarm and security markets also occurred. Selling price increases in excess of higher metals costs experienced during 2005 contributed approximately $15.8 million to the increase in metal-adjusted net sales as the Company attempted to recover inflation in its other cost inputs.
The 21%, or $33.8 million, increase in metal-adjusted net sales for the North American Electrical Infrastructure segment reflects an increase in volume of approximately 9%, or $15.6 million, as compared to 2004. The segment experienced higher demand throughout 2005 as compared to 2004 as a result of a strong turnaround in industrial construction spending. Also, demand for marine, mining and oil and gas exploration products contributed approximately $17.4 million to the increase in metal-adjusted net sales. The North American Electrical Infrastructure segment also benefited from selling price increases in excess of higher metals costs experienced during 2005 of approximately $18.2 million as the Company attempted to recover inflation in its other cost inputs.
The 5%, or $21.5 million, increase in the metal-adjusted net sales for the International Electrical Infrastructure segment reflects an increase in volume of approximately 3%, or $11.3 million, as compared to 2004. The segment experienced strong demand related to its flexible zero-halogen construction cables in Europe, where volume increased 35%. A $3.8 million favorable impact from changes in foreign currency exchange rates, primarily between the U.S. dollar and the Euro, was included in the metal-adjusted net sales increase as well. Selling price increases in excess of higher metals costs experienced during 2005 contributed approximately $6.4 million to the increase in metal-adjusted net sales as the Company attempted to recover inflation in its other cost inputs.
The 2%, or $1.8 million, decrease in the metal-adjusted net sales for the Transportation and Industrial Harnesses segment reflects a slight decrease in demand for the Company’s ignition wire sets as a result of increased competition among retailers in the automotive aftermarket. This decrease was mostly offset by an increase in demand and improved pricing for industrial harnesses for use in industrial applications as industrial spending continued to recover and accelerated in 2005.
The 1%, or $2.8 million, decrease in the metal-adjusted net sales for the Telecommunications segment reflects a decrease in volume of approximately 9%, or $27.5 million, as compared to 2004. The decrease in the volume of sales of outside plant telecommunications cable continues to be driven by the decrease in demand from the Regional Bell Operating Companies (RBOC’s) for products for maintenance, repair and expansion of their copper cable infrastructure. Among the RBOC’s, a renewed push toward the installation of fiber to the home, as opposed to the traditional copper cables, continues. Partially offsetting the decrease in demand from the RBOC’s was an increase in sales of service wire of approximately $5.7 million and an increase in demand from the commercial and export markets. Selling price increases that were in excess of higher metals costs experienced in 2005, including distributor market prices for copper telecommunications cables, as the Company attempted to recover inflation in its other cost inputs partially offset the decrease in sales volume by approximately $24.4 million.
The 18%, or $34.5 million, increase in the metal-adjusted net sales for the Networking segment reflects an increase in volume of approximately 4%, or $13.0 million, as compared to 2004. The increase in the volume of sales of enterprise networking cables in North America continues to be partially driven by the Company’s new go-to-market strategy implemented in 2004. Networking cables seeing the greatest demand increases included high-end data networking cables for data centers and central office cables. Selling price increases in excess of higher metals costs experienced in 2005 contributed approximately $19.1 million to the increase as well as the Company attempted to recover inflation in its other cost inputs.
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

Operating Income
The following table sets forth operating income by segment, in millions of dollars.

	Operating Income
	Year Ended December 31,
	2005		2004
	Amount	%	Amount	%
North American Electric Utility	$27.6	23%	$8.5	12%
International Electric Utility	37.0	32%	27.7	40%
North American Portable Power and Control	8.4	7%	4.7	7%
North American Electrical Infrastructure	(9.9)	(8)%	(17.8)	(25)%
International Electrical Infrastructure	21.6	18%	23.6	34%
Transportation and Industrial Harnesses	18.2	16%	19.5	28%
Telecommunications	17.4	15%	9.8	14%
Networking	(3.2)	(3)%	(6.6)	(10)%

Subtotal excluding corporate charges	117.1	100%	69.4	100%

Corporate charges	(18.6)		(12.9)

Total operating income	$98.5		$56.5

Operating income of $98.5 million for 2005 increased from $56.5 million in 2004. The increase was primarily the result of sales volume increases, increased selling prices in most segments to recover rising raw material costs, continued cost savings from completion of rationalization activities in certain of the Company’s North American Electrical Infrastructure manufacturing plants, the majority of the cost which was incurred in the prior year, a $1.1 million LIFO gain from the reduction of the Company’s copper inventory quantities in North America and the $0.8 million favorable impact of foreign currency exchange rates. These increases were partially offset by net corporate charges of $18.6 million relating to the rationalization of certain Telecommunications and Networking manufacturing facilities.
North American Electric Utility and International Electric Utility operating income, respectively, benefited from increased sales volumes of 4% and 3% and from selling price increases in excess of higher metals costs as compared to 2004. Both segments continued to reduce manufacturing costs due to the segments’ continuing implementation of Lean Six Sigma cost saving initiatives.
North American Portable Power and Control operating income benefited from a 7% increase in sales volume and from selling price increases in excess of higher metals costs as compared to 2004. As compared to 2004, North American Electrical Infrastructure operating losses declined due to a 9% sales volume increase, selling price increases in excess of higher metals costs, and a reduction in costs as a result of efficiency gains that were obtained through plant closures and realignments in prior periods. As compared to 2004, International Electrical Infrastructure operating income decreased due to an increase in manufacturing costs, which was partially offset by a 3% increase in sales volume and selling price increases in excess of higher metals costs. Transportation and Industrial Harnesses operating income decreased due to a decrease in sales volume of ignition wire sets for the automotive aftermarket business, which was partially offset by increased manufacturing productivity.
Telecommunications operating income, as compared to 2004, increased due to selling price increases in excess of higher metals costs, and was further improved due to the removal of fixed costs related to the rationalization of the Bonham, Texas Telecommunications manufacturing plant, the cost of which was reported in corporate charges. Partially offsetting the Telecommunications operating income increase was a 9% decrease in sales volume. Networking operating losses, as compared to 2004, declined due to a 4% increase in sales volume, selling price increases in excess of higher metals costs and the removal of fixed costs related to the rationalization of the Dayville, Connecticut Networking manufacturing plant, the cost of which was reported in corporate charges.
Other Expense
Other expense of $0.5 million in 2005 and $1.2 million in 2004 includes foreign currency transaction losses which resulted from changes in exchange rates between the designated functional currency and the currency in which the transaction is denominated.

Interest Expense
Net interest expense increased to $37.0 million in 2005 from $35.9 million in 2004. The increase in interest expense is the result of higher average interest rates on the Company’s floating rate debt and higher average debt levels as compared to 2004, which are partially offset by savings from the Company’s cross currency and interest rate swap. The higher average debt levels in 2005 as compared to 2004 were primarily attributable to increased working capital needs as a result of continued rising raw material costs.
Tax Provision
The Company’s effective tax rate for 2005 was 35.7% compared to the full year 2004 effective tax rate of 26.8%, as adjusted to exclude the $23.3 million benefit in 2004 of the reduction of tax contingencies. The increase in the effective tax rate year over year reflects differences in the relative profitability of business operations in various taxing jurisdictions as well as the recognition in 2004 of net operating loss carryforward benefits in foreign tax jurisdictions for which a tax benefit had not been previously recognized.
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
Year Ended December 31, 2004 Compared with Year Ended December 31, 2003
The net income applicable to common shareholders was $31.9 million in 2004 compared to a net loss applicable to common shareholders of $(5.4) million in 2003. The net income applicable to common shareholders for 2004 included a $6.0 million dividend on the preferred stock, pre-tax charges of $7.1 million relating to the rationalization of certain manufacturing facilities, $1.5 million for remediation costs, $2.4 million related to the unwinding of the Company’s former fiber optics joint venture and $1.9 million related to the write-off of goodwill, a $1.2 million pre-tax loss resulting from unfavorable foreign currency transactions, a $0.4 million after-tax gain from discontinued operations, and a $23.3 million income tax benefit due to the reduction of tax contingencies.
The net loss applicable to common shareholders for 2003 included a $0.6 million dividend on the preferred stock issued in the fourth quarter of 2003, pre-tax corporate charges of $7.6 million related to the rationalization of certain of the Company’s North American Electrical Infrastructure cable manufacturing facilities and $2.7 million for severance related to the Company’s cost cutting efforts in Europe. These corporate charges were offset by $2.1 million of income resulting from the reversal of unutilized restructuring reserves related to the closure in prior years of North American manufacturing facilities. The net loss applicable to common shareholders for 2003 also included a $6.0 million charge related to the refinancing of the Company’s bank debt and a $1.5 million foreign currency transaction gain resulting from a favorable change in exchange rates. The net loss applicable to common shareholders for 2003 also included a $4.4 million increase in the tax provision in the fourth quarter of 2003 resulting from the Company’s refinancing.

Net Sales
The following tables set forth net sales, metal-adjusted net sales and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for 2003 have been adjusted to reflect the 2004 copper COMEX average price of $1.29 per pound (a $0.48 increase compared to the prior period) and the aluminum rod average price of $0.85 per pound (a $0.16 increase compared to the prior period). Metal-adjusted net sales, a non-GAAP financial measure, is provided herein in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. See previous discussion of metal price volatility in the “General” section.

	Net Sales
	Year Ended December 31,
	2004		2003
	Amount	%	Amount	%
North American Electric Utility	$463.5	24%	$380.9	25%
International Electric Utility	242.2	12%	179.3	12%
North American Portable Power and Control	175.2	9%	128.1	8%
North American Electrical Infrastructure	147.4	7%	131.5	8%
International Electrical Infrastructure	373.8	19%	241.4	16%
Transportation and Industrial Harnesses	114.1	6%	101.4	7%
Telecommunications	280.1	14%	221.4	14%
Networking	174.4	9%	154.4	10%

Total net sales	$1,970.7	100%	$1,538.4	100%

	Metal-Adjusted Net Sales
	Year Ended December 31,
	2004		2003
	Amount	%	Amount	%
North American Electric Utility	$463.5	24%	$429.1	24%
International Electric Utility	242.2	12%	192.1	11%
North American Portable Power and Control	175.2	9%	144.7	8%
North American Electrical Infrastructure	147.4	7%	152.7	9%
International Electrical Infrastructure	373.8	19%	301.9	17%
Transportation and Industrial Harnesses	114.1	6%	102.2	6%
Telecommunications	280.1	14%	261.5	15%
Networking	174.4	9%	169.9	10%

Total metal-adjusted net sales	1,970.7	100%	1,754.1	100%

Metal adjustment	—		(215.7)

Total net sales	$1,970.7		$1,538.4

	Metal Pounds Sold
	Year Ended December 31,
	2004		2003
	Pounds	%	Pounds	%
North American Electric Utility	203.2	31%	197.8	34%
International Electric Utility	72.4	11%	60.2	10%
North American Portable Power and Control	44.7	7%	34.3	6%
North American Electrical Infrastructure	42.7	7%	43.9	8%
International Electrical Infrastructure	146.0	23%	125.3	22%
Transportation and Industrial Harnesses	1.7	—%	2.1	-%
Telecommunications	101.2	16%	83.0	14%
Networking	33.1	5%	32.0	6%

Total metal pounds sold	645.0	100%	578.6	100%

Net sales increased 28% to $1,970.7 million in 2004 from $1,538.4 million in 2003. After adjusting 2003 net sales to reflect the $0.48 increase in the average monthly COMEX price per pound of copper and the $0.16 increase in the average aluminum rod price per pound in 2004, net sales increased 12% to $1,970.7 million, up from $1,754.1 million in 2003. The increase in metal-adjusted net sales reflected an increase in sales volume and the favorable impact of foreign currency exchange rate changes which were partially offset by the negative impact of selling prices which only partially recovered higher metals costs experienced during 2004. Volume, as measured by metal pounds sold, increased 11% to 645.0 pounds in 2004 compared to 578.6 pounds in 2003. Metal pounds sold is provided herein as the Company believes this metric to be a good measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. The change in metal-adjusted net sales in excess of that attributable to the 11% increase in metal pounds sold was also a result of a 3%, or $57.6 million, favorable impact of foreign currency exchange rate changes partially offset by an approximate 2% decrease due to increased selling prices which only partially recovered higher metals costs and inflation on non-metals raw materials used in cable manufacturing, such as insulating compounds and steel and wood reels, as well as increased freight and energy costs.
The increase in metal-adjusted net sales reflected an 8% increase in the North American Electric Utility segment, a 26% increase in the International Electric Utility segment, a 21% increase in the North American Portable Power and Control segment, a 24% increase in the International Electrical Infrastructure segment, a 12% increase in the Transportation and Industrial Harnesses segment, a 7% increase in the Telecommunications segment, and a 3% increase in the Networking segment. Partially offsetting these increases was a 3% decrease in the North American Electrical Infrastructure segment.
The 8%, or $34.4 million, increase in metal-adjusted net sales for the North American Electric Utility segment reflected an increase in volume of approximately 3%, or $9.4 million, as compared to 2003. An 11% increase in demand from power utilities for distribution cables occurred as compared to 2003. An $8.4 million favorable impact from changes in foreign currency exchange rates, primarily between the U.S. and Canadian currencies, was included in the metal-adjusted net sales increase as well. The increase also reflected selling price increases that were in excess of higher metals costs experienced during 2004 of approximately $16.6 million as the Company attempted to recover inflation in its other cost inputs.
The 26%, or $50.1 million, increase in metal-adjusted net sales for the International Electric Utility segment reflected an increase in volume of approximately 20%, or $38.5 million, as compared to 2003. An increase in demand for low-voltage cables in Spain, medium- and high-voltage cables throughout Europe and increased wind farm projects drove the volume increases. An $18.6 million favorable impact from changes in foreign currency exchange rates, primarily between the U.S. dollar and the Euro, was included in the metal-adjusted net sales increase as well. Partially offsetting the increases were selling price increases which only partially recovered higher costs of metals and of other cost inputs experienced during 2004, resulting in a negative effect on metal-adjusted net sales of approximately $7.0 million as compared to 2003.
The 21%, or $30.5 million, increase in metal-adjusted net sales for the North American Portable Power and Control segment reflected an increase in volume of approximately 30%, or $42.9 million, as compared to 2003. The segment experienced strengthening demand for cables utilized in maintenance, repair and plant operations as well as an increase in the sales of electronic products resulting from sustained penetration into targeted niche markets such as alarm and security markets. Partially offsetting the increased sales volume were selling price increases which only partially recovered higher costs of metals and other cost inputs experienced during 2004, resulting in a negative effect on metal-adjusted net sales of approximately $13.5 million as compared to 2003.
The 3%, or $5.3 million, decrease in metal-adjusted net sales for the North American Electrical Infrastructure segment reflected a decrease in volume of approximately 3%, or $4.6 million, as compared to 2003. The decrease in sales volume occurred as this segment’s business was being restructured and plants were being closed or reconfigured. Several non-profitable product lines were exited, and the Company began to place new focus and resources on remaining product lines to increase revenue for future periods.
The 24%, or $71.9 million, increase in the metal-adjusted net sales for the International Electrical Infrastructure segment reflected an increase in volume of approximately 17%, or $49.1 million, as compared to 2003. The segment experienced strong demand related to its flexible zero-halogen construction cables in Europe, an area in which the European operation is a leader. A $25.9 million favorable impact from changes in foreign currency exchange rates, primarily between the U.S. dollar and the Euro, was included in the metal-adjusted net sales increase as well. Partially offsetting the increased sales volume were selling price increases which only partially recovered higher costs of metals and other cost inputs experienced during 2004, resulting in a negative effect on metal-adjusted net sales of approximately $3.1 million as compared to 2003.
The 12%, or $11.9 million, increase in the metal-adjusted net sales for the Transportation and Industrial Harnesses segment reflected growth in the Company’s domestic automotive aftermarket wire set business. Also, as industrial spending started to recover in 2004, strengthening demand occurred for wire harness and assembly products for industrial applications.
The 7%, or $18.6 million, increase in the metal-adjusted net sales for the Telecommunications segment reflected an increase in volume of approximately 22%, or $56.3 million, as compared to 2003. The increase in the volume of sales of telephone exchange cable, as compared to 2003, was the major contributor to the increase in metal-adjusted net sales as the Company benefited from the consolidation of competitors in 2004. This increase was partially offset by contractual customer pricing which did not allow the Company to fully reflect the higher costs of metals and other cost inputs experienced in 2004 in its selling prices, resulting in a negative effect on metal-adjusted net sales of approximately $35.7 million as compared to 2003. However, the Company was economically hedged against this exposure and the lower selling prices did not materially impact the Company’s financial results for 2004.
The 3%, or $4.5 million, increase in the metal-adjusted net sales for the Networking segment reflected an increase in volume of approximately 3%, or $3.9 million, as compared to 2003. The increase in the volume of sales was primarily driven by the sales of local area networking cables.
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
Operating Income
The following table sets forth operating income by segment, in millions of dollars.

	Operating Income
	2004		2003
	Amount	%	Amount	%
North American Electric Utility	$8.5	12%	$9.7	18%
International Electric Utility	27.7	40%	25.4	47%
North American Portable Power and Control	4.7	7%	3.2	6%
North American Electrical Infrastructure	(17.8)	(25)%	(20.7)	(38)%
International Electrical Infrastructure	23.6	34%	16.0	30%
Transportation and Industrial Harnesses	19.5	28%	15.0	28%
Telecommunications	9.8	14%	6.6	12%
Networking	(6.6)	(10)%	(1.3)	(3)%

Subtotal excluding corporate charges	69.4	100%	53.9	100%

Corporate charges	(12.9)		(8.2)

Total operating income	$56.5		$45.7

Operating income of $56.5 million for 2004 increased from $45.7 million in 2003. The increase was primarily the result of strong performance from the Company’s international operations, increased sales volume in most segments, ongoing cost cutting initiatives in manufacturing expenses and the favorable impact of foreign currency exchange rate changes. These increases were partially offset by increased raw material costs (both metal and non-metal) which were not fully recovered through customer price increases, $4.7 million for the Company’s Sarbanes-Oxley compliance activities, and net corporate charges of $12.9 million comprised of $1.5 million of costs related to the remediation of a former manufacturing facility and $11.4 million relating to the rationalization of certain North American Electrical Infrastructure cable manufacturing facilities, the closure of the Company’s rod mill operation and the unwinding of the Company’s fiber optic joint venture and goodwill write-off.
North American Electric Utility operating income decreased compared to 2003 due to substantial increases in raw material costs (both metal and non-metal) that were not fully recovered in the Company’s selling prices. This decrease in operating income was partially offset by the benefit of a 3% increase in sales volume and increased manufacturing productivity. International Electric Utility operating income increased due to a 20% sales volume increase, which was partially offset by price increases that did not fully recover the metals costs increases experienced in 2004.
North American Portable Power and Control operating income benefited from a 30% increase in sales volume, which was partially offset by price increases that did not fully recover metals costs increases experienced in 2004. In addition, this segment’s cost structure was improved through the implementation of Lean Six Sigma cost savings initiatives. North

American Electrical Infrastructure operating losses declined due to the early effects of efficiency gains as a result of plant closures and product realignments within this segment. This improvement was partially offset by a decrease in sales volume of 3% as a result of the plant closures and realignments of product lines. International Electrical Infrastructure operating income benefited from a 17% increase in sales volume, which was partially offset by price increases that did not fully recover the metals costs increases experienced in 2004. In addition, manufacturing cost containment provided for increased operating margins in this segment even as pricing pressures were evident. Transportation and Industrial Harnesses operating income increased due to sales volume growth and increased manufacturing productivity.
Telecommunications operating income increased due to a 22% increase in sales volume, partially as a result of the consolidation of competitors in 2004. Networking operating losses worsened due to an increase in raw material costs that was not fully recovered in the Company’s selling prices, which was partially offset by a 3% increase in sales volume.
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
Tax Provision
The Company’s negative effective tax rate for 2004 was primarily attributable to the settlement of $23.3 million of tax contingencies. Excluding the benefit of the settlement of the tax contingencies, the Company’s effective tax rate would have been 26.8% which reflected differences in the relative profitability of business operations in various taxing jurisdictions and the utilization of net operating loss carryforwards in foreign tax jurisdictions for which a tax benefit had not been previously recognized.
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
General Cable Corporation is a holding company with no operations of its own. All of the Company’s operations are conducted, and net sales are generated, by its subsidiaries and investments. Accordingly, the Company’s cash flow comes from its operations, in particular, the North American operations upon which it has historically depended the most. However, the Company’s ability to use cash flow from its international operations, if necessary, has historically been adversely affected by limitations on the Company’s ability to repatriate such earnings tax efficiently. The American Jobs Creation Act of 2004 provides that U.S. corporations could repatriate earnings of foreign subsidiaries at a reduced tax rate through December 31, 2005 under certain circumstances. As of December 31, 2005, the undistributed earnings of foreign subsidiaries that are considered to be indefinitely reinvested are approximately $165 million. The Company did not repatriate any foreign earnings pursuant to the American Jobs Creation Act of 2004.
The following table sets forth net cash provided by (used in) operating activities by geographic groups for the following periods (in millions):

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
Cash flow used by investing activities was $130.5 million in 2005, principally reflecting $42.6 million of capital expenditures and the acquisitions of certain assets of Draka Comteq’s business in North America, the wire and cable manufacturing business of SAFRAN SA, known as Silec®, and the Mexican ignition wire set business of Beru AG, known as Beru S.A., for $92.6 million. The Company anticipates capital spending to be approximately $50 million in 2006. Additionally, the Company received proceeds of $3.0 million from the sale of property; primarily equipment from the Company’s closed facilities.
Cash flow provided by financing activities in 2005 was $52.5 million. This reflects a net increase in borrowings under the Company’s revolving credit facility of $36.5 million, which was due in part to the higher working capital requirements discussed above as a result of improving demand in the Company’s end markets as well as the increase in raw material prices during 2005. In addition, the Company’s other debt increased $35.4 million due mostly to new borrowings on the Spanish term loan used to purchase Silec®. Also, $2.6 million in proceeds was received from the exercise of stock options. These sources of cash were partially offset by the payment of preferred stock dividends of $22.0 million, $16.3 million of which resulted from the Company’s inducement offer.
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
The term loan facility of 50 million Euros is available in up to three tranches, with an interest rate of Euribor plus 0.8% to 1.5% depending on certain debt ratios. The term loan is repayable in fourteen semi-annual installments, maturing seven years following the draw down of each tranche. $35.4 million was drawn under this term loan facility, leaving undrawn availability of approximately $23.8 million as of December 31, 2005.
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
As part of General Cable’s ongoing efforts to reduce total operating costs, the Company continuously evaluates its ability to more efficiently utilize existing manufacturing capacity. Such evaluation includes the costs associated with and benefits to be derived from the combination of existing manufacturing assets into fewer plant locations and the possible outsourcing of certain manufacturing processes. During 2004, the Company completed the closure of certain of its manufacturing plants which resulted in a $7.6 million charge in the fourth quarter of 2003 (of which approximately $1.3 million were cash payments) and a $7.4 million charge in 2004 (of which approximately $4.7 million were cash payments). During 2004, the Company also closed its rod mill operation and sold certain equipment utilized in that operation which resulted in a net gain of $0.3 million. During 2005, the Company closed certain of its Telecommunications and Networking manufacturing plants which resulted in an $18.6 million charge in 2005 (of which approximately $7.5 million were cash payments), which included a $(0.5) million gain from the sale of a previously closed manufacturing plant. Total charges for these Telecommunications and Networking plant closures were approximately $19.1 million (of which approximately $7.5 million were cash payments). As of December 31, 2005, production had ceased at both locations.
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
The Company will be required to make future cash contributions to its defined benefit pension plans. The estimate for these contributions is approximately $8.2 million during 2006. Estimates of cash contributions to be made after 2006 are difficult to determine due to the number of variable factors which impact the calculation of defined benefit pension plan contributions. General Cable will also be required to make interest payments on its variable rate debt. The interest payments to be made on the Company’s revolving loans and other variable debt are based on variable interest rates and the amount of the borrowings under the revolving credit facility depend upon the Company’s working capital requirements. The Company’s preferred stock dividends are payable in cash or common stock or a combination thereof. Approximately 93.72% of the preferred stock was retired by the Company through an inducement offer in December 2005 that has significantly reduced future obligation amounts for preferred stock dividend payments. See Item 5 for details on the inducement offer.
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
General Cable utilizes the last-in first-out (LIFO) method of inventory accounting for its metals inventory. The Company’s use of the LIFO method results in its income statement reflecting the current costs of metals, while metals inventories in the balance sheet are valued at historical costs as the LIFO layers were created. As a result of volatile copper prices, the replacement cost of the Company’s copper inventory exceeded the historic LIFO cost by approximately $107 million at

December 31, 2005 and $38 million at December 31, 2004. If LIFO inventory quantities were reduced in a period when the replacement cost of the inventory exceeded the LIFO value, the Company would experience an increase in reported earnings. Conversely, if LIFO inventory quantities were reduced in a period when replacement costs were lower than the LIFO value of the inventory, the Company would experience a decline in reported earnings. If the Company were not able to recover the LIFO value of its inventory in some future period when replacement costs were lower than the LIFO value of the inventory, the Company would be required to take a charge to recognize in its income statement an adjustment of LIFO inventory to market value. During 2005, the Company reduced its copper inventory quantities in North America resulting in a $1.1 million LIFO gain since LIFO inventory quantities were reduced in a period when replacement costs were higher than the LIFO value of the inventory.
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
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
In conjunction with the original filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, on March 15, 2006 and as required by Rule 13a-15(f) under the Exchange Act, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon this evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005.
Subsequently, the Company announced that it would restate the segment disclosure information in its quarterly and annual filings. In connection with the filing of this Form 10-K/A, the Company’s management, including its CEO and its CFO, reevaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2005. Based upon its re-evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005.
This conclusion is based upon the Company’s view that its internal controls over financial reporting are a component of its overall disclosure controls and procedures and that the Company’s failure to include the disclosure information that was omitted and which is included in its amended filings did not represent a material weakness in its internal controls over financial reporting which would cause its disclosure controls and procedures to be deemed ineffective. Further, the Company believes that the restatement is the result of a change in management’s judgment as to the disclosure requirements of SFAS 131 and not the result of ineffective disclosure controls and procedures. Finally, the additional disclosures included in the restated financial statement filings do not change the Company’s previously reported consolidated net sales, net income, earnings per share or other results of operations and did not require restatement of the basic consolidated financial statements. While the expanded disclosures provide additional information, that additional information is consistent with the disclosures in the Company’s previously filed financial statements.
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

Under the supervision and with the participation of management, including the CEO and the CFO, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include an assessment of certain elements of the internal control over financial reporting of Beru S.A. de C.V., acquired on December 30, 2005, and Silec Cable, acquired on December 22, 2005, which are included in the consolidated financial statements of the Company for the year ended December 31, 2005. The excluded elements constituted, in the aggregate, approximately $206 million of the Company’s total assets as of December 31, 2005. Based on this evaluation under the COSO framework, including the remediation actions noted above, management concluded that internal control over financial reporting was effective as of December 31, 2005.
As described in Note 19 to our consolidated financial statements, we have restated Note 19 to the consolidated financial statements included in this Annual Report on Form 10-K/A to disaggregate our previously reported three reportable segments to eight reportable segments based on management’s change in judgment in determining economic similarity for operating segment aggregation to reportable segments. Our management considered the facts and circumstances that resulted in this restatement and the potential impact on management's original conclusions regarding the effectiveness of internal control over financial reporting. Based on this consideration, management determined that their conclusion that, as of December 31, 2005, internal control over financial reporting was effective, is appropriate.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
General Cable Corporation:
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that General Cable Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Beru S.A. de C.V. (“Beru S.A.”), acquired on December 30, 2005, and Silec Cable, S.A.S. (“Silec”), acquired on December 22, 2005, and whose financial statements reflect aggregate total assets and revenues constituting 14% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005. Accordingly, our audit did not include the internal control over financial reporting at Beru S.A. and Silec. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 15, 2006 (November 6, 2006 as to the effects of Note 19) expressed an unqualified opinion on those financial statements, and included an explanatory paragraph related to the restatement of such consolidated financial statements to revise the Company’s segment disclosures.
DELOITTE & TOUCHE LLP
Cincinnati, Ohio
March 15, 2006
(November 6, 2006 with respect to management’s
discussion of the restatement of the financial
statements in the fourth paragraph of Management’s
Annual Report on Internal Control over Financial Reporting)

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
The Chief Executive Officer and Chief Financial Officer Certifications required under Section 302 of the Sarbanes-Oxley Act are filed as exhibits to the Company’s Form 10-K/A.
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
PART IV.
Item 15. Exhibits and Financial Statement Schedule
(a)	Documents filed as part of the Form 10-K/A:
1.	Financial Statements are included in Part II, Item 8.
2.	Financial Statement Schedule filed herewith for 2005, 2004 and 2003:
II. Valuation and Qualifying Accounts

All other schedules for which provisions are made in the applicable regulation of the Securities and Exchange Commission have been omitted as they are not applicable, not required, or the required information is included in the consolidated financial statements or notes thereto.
3.	The exhibits listed on the accompanying exhibit index are filed as part of this Annual Report on Form 10-K/A.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Cable Corporation

Signed: November 8, 2006	By:	/s/ GREGORY B. KENNY Gregory B. Kenny
President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ ROBERT J. SIVERD Robert J. Siverd	Executive Vice President, General Counsel and Secretary	November 8, 2006

/s/ CHRISTOPHER F. VIRGULAK Christopher F. Virgulak	Executive Vice President and Chief Financial Officer (Chief Accounting Officer)	November 8, 2006

/s/ JOHN E. WELSH, III John E. Welsh, III	Non-executive Chairman and Director	November 8, 2006

/s/ GREGORY E. LAWTON Gregory E. Lawton	Director	November 8, 2006

/s/ CRAIG P. OMTVEDT Craig P. Omtvedt	Director	November 8, 2006

/s/ ROBERT L. SMIALEK Robert L. Smialek	Director	November 8, 2006

Exhibit Index

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-22961) of the Company filed with the Securities and Exchange Commission on March 7, 1997, as amended (the “Initial S-1”).

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Initial S-1).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Initial S-1).

4.2	Certificate of Designations (incorporated by reference to Exhibit 4.1 to the Form 8-K filed December 12, 2003).

4.3	Indenture among the Company, certain guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed December 12, 2003).

4.4	Registration Rights Agreement among the Company and the Initial Purchasers relating to the Series A Redeemable Convertible Preferred Stock (incorporated by reference to Exhibit 4.3 to the Form 8-K filed December 12, 2003).

4.5	Registration Rights Agreement among the Company, certain guarantors and the Initial Purchasers relating to the Notes (incorporated by reference to Exhibit 4.4 to the Form 8-K filed December 12, 2003).

10.2	General Cable Corporation 1998 Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1997).

10.3	General Cable Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Initial S-1).

10.4	General Cable Corporation 1997 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1997).

10.7	Employment Agreement dated May 13, 1997, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.6 to the Initial S-1).

10.8	Amendment dated March 16, 1998 to Employment Agreement dated May 13, 1997, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1997).

10.9	Employment Agreement dated May 13, 1997, between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.7 to the Initial S-1).

10.10	Employment Agreement dated May 13, 1997, between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.10 to the Initial S-1).

10.12	Change-in-Control Agreement dated May 13, 1997, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.10 to the Initial S-1).

10.13	Change-in-Control Agreement dated May 13, 1997, between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.11 to the Initial S-1).

10.14	Change-in-Control Agreement dated May 13, 1997, between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.12 to the Initial S-1).

10.15	Form of Intercompany Agreement among Wassall PLC, Netherlands Cable V.B. and the Company (incorporated by reference to Exhibit 10.14 to the Initial S-1).

10.16	Stock Purchase Agreement dated May 13, 1997, among Wassall PLC, General Cable Industries Inc. and the Company (incorporated by reference to Exhibit 10.15 to the Initial S-1).

10.17	General Cable Corporation Deferred Compensation Plan dated April 1, 1996 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1998).

10.18	Amended and Restated General Cable Corporation Deferred Compensation Plan dated December 14, 1998 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1998).

10.19	Credit Agreement between the Company, Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.20	Amendment dated October 8, 1999 to the Credit Agreement between the Company, Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.22	Employment Agreement dated October 18, 1999, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.23	Employment Agreement dated October 18, 1999, between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.23 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.24	Employment Agreement dated October 18, 1999, between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.26	Change-in-Control Agreement dated October 18, 1999 between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.26 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.27	Change-in-Control Agreement dated October 18, 1999 between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.28	Change-in-Control Agreement dated October 18, 1999 between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.29	BICCGeneral Supplemental Executive Retirement Plan dated December 15, 1999 (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1999).

10.30	BICCGeneral Mid-Term Incentive Plan dated February 1, 2000 (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1999).

10.31	Share Purchase Agreement between General Cable Corporation and Pirelli Cavi e Sistemi S.p.A. dated February 9, 2000 (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1999).

10.32	Second amendment dated March 9, 2000 to the Credit Agreement between the Company, Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Exhibit 10.32 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.33	Amended and Restated Employment Agreement dated April 28, 2000, between Stephen Rabinowitz and the Company (incorporated by reference to Exhibit 10.33 to the Quarterly report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.34	Amended and Restated Employment Agreement dated April 28, 2000, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.34 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.35	Amended and Restated Employment Agreement dated April 28, 2000, between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.35 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.36	Amended and Restated Employment Agreement dated April 28, 2000, between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.36 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.38	Amended and Restated Change-in-Control Agreement dated April 28, 2000 between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.38 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period end March 31, 2000).

10.39	Amended and Restated Change-in-Control Agreement dated April 28, 2000, between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.39 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.40	Amended and Restated Change-in-Control Agreement dated April 28, 2000 between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.40 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.41	Third amendment dated January 24, 2001 to the Credit Agreement between the Company, Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2000).

10.42	General Cable Corporation 2000 Stock Option Plan (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2000).

10.43	Asset Purchase Agreement between Southwire Company and General Cable Industries, Inc. and General Cable Corporation dated September 5, 2001 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period end September 30, 2001).

10.44	Term Sheet dated August 7, 2001, for Retirement and Termination of Employment Agreement dated October 18, 1999, as Amended, between General Cable Corporation and Stephen Rabinowitz (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 2001).

10.45	Amendment dated August 6, 2001, to Employment Agreement between Gregory B. Kenny and General Cable Corporation (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 2001).

10.46	Amendment dated August 6, 2001, to Change-in-Control Agreement between Gregory B. Kenny and General Cable Corporation (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 2001).

10.47	Master Pooling and Servicing Agreement, dated as of May 9, 2001, among General Cable Capital Funding, Inc., General Cable Industries, Inc. and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2001).

10.48	Series 2001-1 Supplement to Master Pooling and Servicing Agreement, dated as of May 9, 2001, among General Cable Capital Funding, Inc., General Cable Industries, Inc. and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K of General Cable Corporation for year ended December 31, 2001).

10.49	Series VFC Supplement to Master Pooling and Servicing Agreement, dated as of May 9, 2001, among General Cable Capital Funding, Inc., General Cable Industries, Inc. and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2001).

10.50	Receivables Sale Agreement, dated as of May 9, 2001, between General Cable Industries, Inc. and General Cable Capital Funding, Inc. (incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2001).

10.51	First amendment dated December 21, 2001 to the Series 2001-1 Supplement to Master Pooling and Servicing Agreement dated as of May 9, 2001, (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2001).

10.52	Amendment dated April 19, 2002 to the Credit Agreement between the Company, JP Morgan Chase Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2002).

10.53	Fifth Amendment dated October 11, 2002 to the Credit Agreement between the Company, JP Morgan Chase Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Form 8-K filed on October 14, 2002).

10.54	Sixth Amendment dated December 26, 2002 to the Credit Agreement between the Company, JP Morgan Chase Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to exhibit 10.54 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2002).

10.55	General Cable Corporation 2000 Stock Option Plan, amended and restated as of July 30, 2002 (incorporated by reference to exhibit 10.55 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2002).

10.56	Amendment No. 2 dated July 11, 2003 to Employment Agreement dated April 28, 2000 between Gregory B. Kenny and the Company (incorporated by reference to exhibit 10.56 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended June 30, 2003).

10.57	Amendment No. 1 dated July 11, 2003 to Employment Agreement dated April 28, 2000 between Christopher F. Virgulak and the Company (incorporated by reference to exhibit 10.57 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended June 30, 2003).

10.58	Amendment No. 1 dated July 11, 2003 to Employment Agreement dated April 28, 2000 between Robert J. Siverd and the Company (incorporated by reference to exhibit 10.58 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended June 30, 2003).

10.59	Assignment Agreement dated June 9, 2003 by Gregory B. Kenny to General Cable Corporation (incorporated by reference to exhibit 10.59 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2003).

10.60	Assignment Agreement dated June 9, 2003 by Christopher F. Virgulak to General Cable Corporation (incorporated by reference to exhibit 10.60 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2003).

10.61	Assignment Agreement dated June 9, 2003 by Robert J. Siverd to General Cable Corporation (incorporated by reference to exhibit 10.61 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2003).

10.62	Trust Termination Agreement for General Cable 2001 Master Trust dated November 24, 2003 (incorporated by reference to exhibit 10.62 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2003).

10.63	Credit Agreement between the Company, Merrill Lynch Capital as Collateral and Syndication Agent, UBS AG as Administrative Agent and the lenders signatory thereto dated November 24, 2003 (incorporated by reference to exhibit 10.63 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2003).

10.64	Code of Business Conduct and Ethics dated December 16, 2003 (incorporated by reference to exhibit 10.64 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2003).

10.65	Corporate Governance Principles and Guidelines dated January 2004 (incorporated by reference to exhibit 10.65 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2003).

10.66	First Amendment dated April 14, 2004, to the Credit Agreement between the Company, Merrill Lynch Capital as Collateral and Syndication Agent, UBS AG as Administrative Agent and the lenders signatory thereto dated November 24, 2003 (incorporated by reference to exhibit 10.66 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarter ended March 31, 2004).

10.67	Form of Grant Agreement pursuant to the General Cable Corporation 1997 Stock Incentive Plan (incorporated by reference to exhibit 10.67 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarter ended October 1, 2004).

10.68	Form of Grant Agreement pursuant to the General Cable Corporation 2000 Stock Option Plan (incorporated by reference to exhibit 10.68 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarter ended October 1, 2004).

10.69	Amended and restated Credit Agreement dated October 22, 2004, between the Company and Merrill Lynch Capital as collateral and syndication agent, UBS AG as Administrative Agent and the lenders signatory thereto (incorporated by reference to exhibit 10.69 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarter ended October 1, 2004).

10.70	First Amendment dated June 13, 2005 to the Amended and Restated Credit Agreement between the Company, Merrill Lynch Capital as Collateral and Syndication Agent, UBS AG as Administrative Agent and the lenders signatory thereto (incorporated by reference to exhibit 10.70 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarter ended July 1, 2005).

10.71	Second Amended and restated Credit Agreement dated November 23, 2005, between the Company and Merrill Lynch Capital as Collateral and Administrative Agent, National City Business Credit, Inc., as Syndication Agent and the lenders signatory thereto.

10.72	Credit Agreement between Grupo General Cable Sistemas, S.A., and Banco de Sabadell, S.A., as Agent and Financial Institution, dated December 22, 2005.

10.73	Master Agreement confirming the initiation of a $75.0 million cross currency and interest rate swap between General Cable Corporation and Merrill Lynch Capital Services, Inc., dated October 13, 2005.

10.74	Master Agreement confirming the initiation of a $75.0 million cross currency and interest rate swap between General Cable Corporation and Bank of America, N. A., dated October 13, 2005.

10.75	Director Compensation Program modification dated January 26, 2005 (incorporated by reference to exhibit 99 to the Form 8-K Current Report as filed on February 1, 2005).

10.76	Salary Adjustment for Chief Executive Officer dated January 26, 2005 (incorporated by reference to exhibit 99 to the Form 8-K Current Report as filed on February 1, 2005).

10.77	Salary Adjustment for Chief Financial Officer and for Executive Vice President, General Counsel and Secretary dated February 18, 2005 (incorporated by reference to exhibit 99 to the Form 8-K Current Report as filed on February 22, 2005).

10.78	General Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to exhibit 10.1 to the Form 8-K Current Report as filed on May 16, 2005).

10.79	Incentive Stock Option Agreement (incorporated by reference to exhibit 10.2 to the Form 8-K Current Report as filed on May 16, 2005).

10.80	Nonqualified Stock Option Agreement (incorporated by reference to exhibit 10.3 to the Form 8-K Current Report as filed on May 16, 2005).

10.81	Restricted Stock Agreement (incorporated by reference to exhibit 10.4 to the Form 8-K Current Report as filed on May 16, 2005).

10.82	Stock Unit Agreement (incorporated by reference to exhibit 10.5 to the Form 8-K Current Report as filed on May 16, 2005).

10.83	Share Purchase Agreement among Grupo General Cable Sistemas, S.A., Safran SA, and Sagem Communications, dated November 18, 2005 (incorporated by reference to exhibit 99.2 to the Form 8-K Current Report as filed on December 22, 2005).

10.84	Salary Adjustment for Chief Executive Officer dated February 7, 2006 (incorporated by reference to the Form 8-K Current Report as filed on February 7, 2006).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of Subsidiaries of General Cable.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d) – 14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d) – 14(a).

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

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
As discussed in Note 19, the accompanying segment disclosures have been restated.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006 (November 6, 2006 with respect to management’s discussion of the restatement of the financial statements in the fourth paragraph of Management’s Annual Report on Internal Control over Financial Reporting) expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
Cincinnati, Ohio
March 15, 2006
(November 6, 2006 as to the effects of Note 19)

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(in millions, except per share data)

	Year Ended December 31,
	2005	2004	2003
Net sales	$2,380.8	$1,970.7	$1,538.4

Cost of sales	2,110.1	1,756.0	1,365.0

Gross profit	270.7	214.7	173.4

Selling, general and administrative expenses	172.2	158.2	127.7

Operating income	98.5	56.5	45.7

Other income (expense)	(0.5)	(1.2)	1.5

Interest income (expense):
Interest expense	(39.9)	(37.7)	(43.9)
Interest income	2.9	1.8	0.8
Other financial costs	—	—	(6.0)

	(37.0)	(35.9)	(49.1)

Income (loss) from continuing operations before income taxes	61.0	19.4	(1.9)
Income tax (provision) benefit	(21.8)	18.1	(2.9)

Income (loss) from continuing operations	39.2	37.5	(4.8)

Gain on disposal of discontinued operations (net of tax)	—	0.4	—

Net income (loss)	39.2	37.9	(4.8)

Less: preferred stock dividends	(22.0)	(6.0)	(0.6)

Net income (loss) applicable to common shareholders	$17.2	$31.9	$(5.4)

EPS of Continuing Operations
Earnings (loss) per common share-basic	$0.42	$0.81	$(0.16)

Weighted average common shares-basic	41.1	39.0	33.6

Earnings (loss) per common share-assuming dilution	$0.41	$0.75	$(0.16)

Weighted average common shares-assuming dilution	41.9	50.3	33.6

EPS of Discontinued Operations
Gain per common share-basic	$—	$0.01	$—

Gain per common share-assuming dilution	$—	$0.01	$—

EPS including Discontinued Operations
Earnings (loss) per common share-basic	$0.42	$0.82	$(0.16)

Earnings (loss) per common share-assuming dilution	$0.41	$0.75	$(0.16)

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

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2005	2004	2003
Cash flows of operating activities:
Net income (loss)	$39.2	$37.9	$(4.8)
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization	51.0	35.4	33.4
Foreign currency exchange (gain) loss	0.5	1.2	(1.5)
Loss on joint venture wind-down	—	4.2	—
Deferred income taxes	(3.9)	0.6	(6.5)
Settlement of tax items	—	(23.3)	—
(Gain) loss on disposal of property and businesses	2.1	(0.5)	6.8
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Purchase of receivables	—	—	(80.0)
(Increase) decrease in receivables	(83.1)	(82.2)	27.8
(Increase) decrease in inventories	(6.6)	(45.3)	16.9
(Increase) decrease in other assets	7.2	(12.8)	14.5
Increase (decrease) in accounts payable, accrued and other liabilities	114.6	97.3	(21.1)

Net cash flows of operating activities	121.0	12.5	(14.5)

Cash flows of investing activities:
Capital expenditures	(42.6)	(37.0)	(19.1)
Proceeds from properties sold	3.0	2.6	2.5
Acquisitions, net of cash acquired	(92.6)	—	—
Other, net	1.7	(1.9)	(3.1)

Net cash flows of investing activities	(130.5)	(36.3)	(19.7)

Cash flows of financing activities:
Preferred stock dividends paid	(22.0)	(6.0)	—
Common stock issued, net of fees and expenses	—	—	44.6
Preferred stock issued, net of fees and expenses	—	—	99.5
Repayment of loans from shareholders	—	0.4	1.0
Proceeds from revolving credit borrowings	327.1	260.9	216.3
Repayments of revolving credit borrowings	(290.6)	(225.3)	(251.5)
Proceeds (repayment) of other debt	35.4	(2.3)	(26.0)
Issuance of long-term debt, net of fees and expenses	—	—	276.6
Repayment of long-term debt	—	—	(333.3)
Proceeds from exercise of stock options	2.6	1.1	—

Net cash flows of financing activities	52.5	28.8	27.2

Effect of exchange rate changes on cash	(7.2)	6.3	3.0

Increase (decrease) in cash	35.8	11.3	(4.0)
Cash – beginning of period	36.4	25.1	29.1

Cash – end of period	$72.2	$36.4	$25.1

Supplemental Information
Cash paid (received) during the period for:
Income tax payments, net of (refunds)	$15.9	$14.7	$(12.7)

Interest paid	$36.9	$38.0	$38.5

Non-cash investing and financing activities:
Issuance of restricted stock	$3.6	$2.9	$—

Entrance into capital leases	$5.7	$—	$—

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(dollars in millions, share amounts in thousands)

	Preferred		Common		Add’l			Accumulated Other	Other
	Stock		Stock		Paid in	Treasury	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Income/ (Loss)	Equity	Total
Balance, December 31, 2002	—	$—	33,135	$0.4	$100.0	$(50.0)	$59.9	$(44.6)	$(4.8)	$60.9
Comprehensive income:
Net loss							(4.8)			(4.8)
Foreign currency translation adjustments								27.1		27.1
Pension adjustments, net of $4.2 tax expense								7.3		7.3
Unrealized investment gain								1.2		1.2
Gain on change in fair value of financial instruments, net of $1.9 tax expense								3.5		3.5

Comprehensive income										34.3
Preferred stock dividend							(0.6)			(0.6)
Amortization of restricted stock and other					0.4				0.1	0.5
Repayment of loans from shareholders			(74)		(0.4)	(0.4)			1.5	0.7
Issuance of preferred stock net of fees and expenses	2,070	103.5			(4.0)					99.5
Issuance of common stock net of fees and expenses			5,808		44.6					44.6
Other			40		0.2					0.2

Balance, December 31, 2003	2,070	$103.5	38,909	$0.4	$140.8	$(50.4)	$54.5	$(5.5)	$(3.2)	$240.1
Comprehensive income:
Net income							37.9			37.9
Foreign currency translation adjustment								23.9		23.9
Pension adjustments, net of $0.1 tax benefit								(0.2)		(0.2)
Unrealized investment gain								1.6		1.6
Gain on change in fair value of financial instruments, net of $1.2 tax expense								2.6		2.6

Comprehensive income										65.8
Preferred stock dividend							(6.0)			(6.0)
Amortization of restricted stock and other									0.5	0.5
Repayment of loans from shareholders			(58)		(0.6)	(0.6)			1.2	—
Exercise of stock options			123		1.0					1.0
Issuance of restricted stock			341		2.9				(2.9)	—
Other			21		—			—		—

Balance, December 31, 2004	2,070	$103.5	39,336	$0.4	$144.1	$(51.0)	$86.4	$22.4	$(4.4)	$301.4
Comprehensive income:
Net income							39.2			39.2
Foreign currency translation adjustment								(27.3)		(27.3)
Pension adjustments, net of $5.3 tax benefit								(9.9)		(9.9)
Unrealized investment gain								1.0		1.0
Gain on change in fair value of financial instruments, net of $4.2 tax expense								6.6		6.6

Comprehensive income										9.6
Preferred stock dividend							(22.0)			(22.0)
Inducement of preferred stock to common stock	(1,940)	(97.0)	9,696	0.1	96.9					—
Amortization of restricted stock and other									1.7	1.7
Repayment of loans from shareholders			(83)		(1.2)	(1.2)			1.6	(0.8)
Exercise of stock options			251		2.6					2.6
Issuance of restricted stock			294		3.6				(3.6)	—
Other	—	—	26	—	0.3	—	0.2	0.4	(0.1)	0.8

Balance, December 31, 2005	130	$6.5	49,520	$0.5	$246.3	$(52.2)	$103.8	$(6.8)	$(4.8)	$293.3

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1. General
General Cable Corporation and subsidiaries (General Cable) is a leading global developer and manufacturer in the wire and cable industry. The Company sells copper, aluminum and fiber optic wire and cable products worldwide. The Company’s operations are divided into eight main reportable segments: North American Electric Utility, International Electric Utility, North American Portable Power and Control, North American Electrical Infrastructure, International Electrical Infrastructure, Transportation and Industrial Harnesses, Telecommunications and Networking. As of December 31, 2005, General Cable operated 28 manufacturing facilities in eleven countries and two regional distribution centers in North America in addition to the corporate headquarters in Highland Heights, Kentucky.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of General Cable Corporation and its wholly-owned subsidiaries. Investments in 50% or less owned joint ventures in which the Company has the ability to exercise significant influence are accounted for under the equity method of accounting. The Company adopted Financial Accounting Standards Board Interpretation No. 46(R), “Consolidation of Variable Interest Entities”, which resulted in the consolidation of the fiber optic joint venture in the first quarter of 2004. In the fourth quarter of 2004, the Company unwound the joint venture and as of December 31, 2004 owned 100% of the business and in 2005 merged the entity into its principal U.S. operating subsidiary. All intercompany transactions and balances among the consolidated companies have been eliminated.
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
Earnings (Loss) Per Share
Earnings (loss) per common share-basic are computed based on the weighted average number of common shares-basic outstanding. Earnings (loss) per common share-assuming dilution are computed based on the weighted average number of common shares-assuming dilution outstanding and the dilutive effect of stock options and restricted stock units outstanding and the assumed conversion of the Company’s preferred stock, if applicable. See further discussion in Note 18.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Foreign Currency Translation
For operations outside the United States that prepare financial statements in currencies other than the U.S. dollar, results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at spot exchange rates at the end of the period. Foreign currency translation adjustments are included as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. The effects of changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated are recorded as foreign currency transaction gains (losses) in the Consolidated Statements of Operations. See further discussion in Note 4.
Business Combination Accounting
Acquisitions entered into by the Company are accounted for using the purchase method of accounting. The purchase method requires management to make significant estimates. Management must allocate the purchase price of the acquired entity based on the fair value of the consideration paid or the fair value of the net assets acquired, whichever is more clearly evident. The purchase price is then allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. In addition, management, with the assistance of valuation professionals, must identify and estimate the fair values of intangible assets that should be recognized as assets apart from goodwill. Management utilizes third-party appraisals to assist in estimating the fair value of tangible property, plant and equipment and intangible assets acquired.
Inventories
General Cable values all of its North American inventories and all of its non-North American metal inventories using the last-in first-out (LIFO) method and all remaining inventories using the first-in first-out (FIFO) method. Inventories are stated at the lower of cost or market value. The Company determines whether a lower of cost or market provision is required on a quarterly basis by computing whether inventory on hand, on a LIFO basis, can be sold at a profit based upon current selling prices less variable selling costs. No provision was required in 2005 or 2004. In the event that a provision is required in some future period, the Company will determine the amount of the provision by writing down the value of the inventory to the level of current selling prices less variable selling costs.
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Goodwill and Intangible Assets
Goodwill and intangible assets with indefinite useful lives are not amortized, but are reviewed at least annually for impairment. During the first quarter of 2004, the Company began consolidating its fiber optic joint venture, which had $1.9 million of goodwill. As part of the Company’s business planning process in 2004, management determined that the initial business premise for the formation of the joint venture was not being realized and that the long-term prospects for the joint venture were significantly below previous expectations. Therefore, during the fourth quarter of 2004, the Company recorded a $1.9 million charge for the write-off of this goodwill in selling, general and administrative expense. The fair value of this business unit was estimated using the expected present value of future cash flows. There was no goodwill on the Company’s balance sheet at December 31, 2005 or 2004.
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
Self-insurance
The Company is self-insured for certain employee medical benefits, workers’ compensation benefits, environmental and asbestos-related issues. The Company purchases stop-loss coverage in order to limit its exposure to any significant level of employee medical and workers’ compensation claims. Certain insurers are also partly responsible for coverage on many of the asbestos-related issues. Self-insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred using the Company’s historical claims experience.
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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
Concentration of Credit Risk
General Cable sells a broad range of products primarily in the United States, Canada, Europe and the Asia Pacific region. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers, including members of buying groups, composing General Cable’s customer base. General Cable customers generally receive a 30 to 60 day payment period on purchases from the Company. Certain automotive aftermarket customers of the Company receive payment terms ranging from 60 days to 180 days, which is common in this particular market. Ongoing credit evaluations of customers’ financial condition are performed, and generally, no collateral is required. General Cable maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s estimates. Certain subsidiaries also maintain credit insurance for certain customer balances. Bad debt expense associated with uncollectible accounts for the years ended December 31, 2005, 2004 and 2003 was $0.4 million, $3.3 million and $4.8 million, respectively.
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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
Stock-Based Compensation
SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. General Cable has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and has adopted only the disclosure requirements of SFAS No. 123 until the Company adopts SFAS No. 123(R), “Share-Based Payment” (See “New Standards”). Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. No compensation cost for stock options is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in millions, except per share data).

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31,
	2005	2004	2003
Net income (loss) as reported	$39.2	$37.9	$(4.8)
Less: Preferred stock dividends on convertible stock	(0.4)	(6.0)	(0.6)
Preferred stock dividends on converted stock	(5.3)	—	—
Inducement payment and offering costs	(16.3)	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.9)	(2.2)	(2.2)

Pro forma net income (loss) for basic EPS computation	$16.3	$29.7	$(7.6)

Net income (loss) as reported	$39.2	$37.9	$(4.8)
Less: Preferred stock dividends on convertible stock	(0.4)	—	(0.6)
Preferred stock dividends on converted stock	(5.3)	—	—
Inducement payment and offering costs	(16.3)	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.9)	(2.2)	(2.2)

Pro forma net income (loss) for diluted EPS computation	$16.3	$35.7	$(7.6)

Earnings (loss) per share:
Basic — as reported	$0.42	$0.82	$(0.16)
Basic — pro forma	$0.40	$0.76	$(0.23)

Diluted — as reported	$0.41	$0.75	$(0.16)
Diluted — pro forma	$0.39	$0.71	$(0.23)
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
In May 2005, SFAS No. 154, “Accounting Changes and Error Correction—a replacement of APB Opinion No. 20 and FASB Statement No. 3” was issued. This statement requires that the direct effect of voluntary changes in accounting principles be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to determine either the cumulative effect of the change or the period-specific effects. The statement also designates retrospective application as the transition method for newly-issued accounting pronouncements in the instance where the pronouncement does not provide specific transition guidance. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS No. 154 will depend on the nature and extent of any voluntary accounting changes after the effective date.
In March 2005, FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations” was issued. This interpretation requires companies to record a liability for those asset retirement obligations in which the amount or timing of settlement of the obligation are uncertain. FIN 47 is effective in fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.
In March 2005, Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment” was issued. SAB No. 107 provides guidance regarding the valuation of share-based payment arrangements for public companies, specifically as related to transactions with non-employees, the transition from non-public to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, and other issues related to SFAS No. 123(R). SAB No. 107 becomes effective upon the Company’s adoption of SFAS No. 123(R). Management does not currently expect SAB No. 107 to have a material impact on the Company’s future consolidated financial position, results of operations and cash flows.
The American Jobs Creation Act of 2004 provides that U.S. corporations could repatriate earnings of foreign subsidiaries at a reduced tax rate through December 31, 2005 under certain circumstances. In December 2004, the FASB Staff issued FASB Staff Position (FSP) FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” that allows a company time beyond the financial reporting period of the enactment of the Act to evaluate the Act’s effect on its plan for reinvestment or repatriation of foreign earnings. As of December 31, 2005, the undistributed earnings of foreign subsidiaries that are considered to be indefinitely reinvested are approximately $165 million. The Company has decided not to repatriate any foreign earnings related to The American Jobs Creation Act of 2004.
In June 2005, FASB Staff Position (FSP) No. FAS 143-1, “Accounting for Electronic Equipment Waste Obligations” was issued. The guidance in this FSP relates to accounting for obligations associated with the European Union’s Directive 2002/96/EC on Waste Electrical and Electronic Equipment. The Directive requires EU-member countries to adopt legislation to regulate the collection, treatment, recovery, and disposal of electrical and electronic waste equipment. Under this Directive, a commercial user should apply SFAS No. 143, “Accounting for Asset Retirement Obligations,” for all old waste (prior to August 13, 2005) that falls under the Directive by setting up an asset retirement obligation liability for the costs associated with the waste. FSP FAS 143-1 became effective for historical waste covered by the Directive as of the first reporting period ending after June 8, 2005. The adoption of FSP FAS 143-1 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.
3. Acquisitions and Divestitures
During the second quarter of 2002, General Cable formed a joint venture company to manufacture and market fiber optic cables. General Cable contributed assets, primarily inventory and machinery and equipment, to a subsidiary company which was then contributed to the joint venture in exchange for a $10.2 million note receivable from the other party to the joint venture which resulted in a $5.6 million deferred gain on the transaction. Beginning in the first quarter of 2004, the Company consolidated the joint venture company as a result of the adoption of FASB Interpretation (FIN) No. 46, as revised, “Consolidation of Variable Interest Entities.” During the fourth quarter of 2004, the Company exchanged the note receivable from the former joint venture partner for the partner’s ownership interest in the joint venture company. The ownership interest acquired was recorded at fair market value which was $2.4 million less than the carrying value of the note receivable, net of the deferred gain, resulting in a $2.4 million charge to selling, general and administrative expense in the fourth quarter of 2004. In addition, the Company wrote-off the goodwill recorded on the joint venture company books resulting in a $1.9 million charge. As a result of this transaction, General Cable owned 100% of the fiber optic joint venture company at December 31, 2004, which during 2005 was merged into its principal U.S. operating subsidiary.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
In the first quarter of 2005, the Company acquired certain assets of Draka Comteq’s business in North America for a purchase price of $7.5 million in cash, subject to post-closing adjustments. The Company incurred $0.1 million of costs and expenses associated with the acquisition. The net assets acquired are located in Franklin, Massachusetts and manufacture electronics and datacom products. The assets acquired included machinery and equipment, inventory, prepaid assets and intangible assets, net of the assumption of trade payables. The purchase price has been allocated based on the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition. The results of operations of the acquired business have been included in the consolidated financial statements since the date of acquisition. During the second quarter of 2005, the final purchase price was agreed with Draka resulting in a cash payment of approximately $0.2 million to the Company.
On December 22, 2005, the Company completed its purchase of the shares of the wire and cable manufacturing business of SAFRAN SA, a diverse, global high technology company. The acquired business is known under the name Silec Cable, S.A.S. (“Silec”). Silec® is based in Montereau, France and employs approximately 1,000 associates with nearly one million square feet of manufacturing space in that location. In 2005, prior to the acquisition date, Silec® reported global sales of approximately $282.7 million (based on 2005 average exchange rates) of which about 52% were linked to electric utility and electrical infrastructure. The original consideration paid for the acquisition was approximately $82.8 million (at prevailing exchange rates during that period) including fees and expenses and net of cash acquired at closing. In accordance with the terms of the definitive share purchase agreement, the Company withheld approximately 15% of the purchase price at closing until the parties agreed on the final closing balance sheet, which is expected to occur in the second quarter of 2006. The Company acquired Silec® primarily as the latest step in the positioning of the Company as a global leader in cabling systems for the energy exploration, production, transmission and distribution markets.
A preliminary purchase price allocation based on the estimated fair values, or other measurements as applicable, of the assets acquired and the liabilities assumed at the date of acquisition is as follows (in millions at the prevailing exchange rate for that date):

As of
December 22, 2005
Cash	$1.4
Accounts receivable	113.3
Inventories	49.1
Prepaid expenses and other	8.4
Property, plant and equipment	27.6
Other noncurrent assets	0.1

Total assets	$199.9

Accounts payable	$43.3
Accrued liabilities	48.7
Other liabilities	9.1

Total liabilities	$101.1

The value of property, plant and equipment reflected above has been adjusted for the pro rata allocation (based on their relative fair values) of the excess of the fair value of acquired net assets over the cost of the acquisition. The Company has not yet finalized the defined benefit obligation, income tax provision, deferred tax accounting and certain closing settlement adjustments in establishing the acquisition opening balance sheet. These valuations are expected to be completed during 2006, which could result in changes to the value assigned above to property, plant and equipment and result in the recognition of intangible assets.
No intangible assets or in-process research and development costs have been identified at this time.
The following table presents, in millions, the unaudited pro forma consolidated results of operations for the Company for the fiscal years ended December 31, 2005 and 2004 as though the acquisition of Silec® had been completed as of the beginning of each period. This pro forma information is intended to provide information regarding how the Company might have looked if the acquisition had occurred as of January 1, 2005 or January 1, 2004. The pro forma adjustments represent management’s best estimates based on information available at the time the pro forma information was prepared and may differ from the adjustments that may actually have been required. Accordingly, the pro forma financial information should

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
not be relied upon as being indicative of the historical results that would have been realized had the acquisition occurred as of the dates indicated or that may be achieved in the future.

	Unaudited
	Year Ended December 31,
	2005	2004
	(Pro forma)	(Pro forma)
Revenue	$2,660.0	$2,229.1

Net income applicable to common shareholders	$18.2	$32.5

Earnings per common share – assuming dilution	$0.43	$0.77

The pro forma results reflect immaterial pro forma adjustments for interest expense, depreciation and related income taxes in order to present the amounts on a purchase accounting adjusted basis. These pro forma results also include an estimated $4.6 million of corporate costs allocated by SAFRAN SA to Silec® during both fiscal years ended December 31, 2005 and 2004.
Net income during the fiscal years ended December 31, 2005 and 2004 includes certain material one-time benefits (charges) unrelated to the acquisition, as listed below (in millions):

	Year Ended December 31,
	2005	2004
Tax contingency benefit	$—	$23.3

Unwinding of joint venture	$—	$(2.4)

Goodwill write-off	$—	$(1.9)

Preferred share inducement	$(16.3)	$—

Plant rationalization charges, net	$(18.6)	$(7.1)

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
If in some future period the Company was not able to recover the LIFO value of its inventory when replacement costs were lower than the LIFO value of the inventory, the Company would be required to take a charge to recognize in its income statement an adjustment of LIFO inventory to market value. During 2005, the Company recorded a $1.1 million LIFO gain for the liquidation of copper LIFO inventory in North America as the Company reduced its inventory levels during a period

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
when the replacement cost of the copper exceeded the historical LIFO value. The Company also reduced inventory quantities in North America during 2003 and recorded a $0.5 million LIFO liquidation charge, as this reduction occurred during a period when the historical LIFO value of the inventory exceeded its replacement costs.
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

During 2005, the Company closed one plant in its Telecommunications business located in Bonham, Texas, and one plant in its Networking business in Dayville, Connecticut. The Company determined that the efficient utilization of its manufacturing assets would be enhanced by closure of the Bonham facility, which employed approximately 170 associates at the announcement date and was comprised of more than 360,000 square feet of space, and relocation of production of the Dayville facility, which employed approximately 30 associates at the announcement date and was comprised of more than 87,000 square feet of space, to the Company’s newly acquired plant in Franklin, Massachusetts, and as of December 31, 2005, production had ceased at both locations. The closure and relocation of these facilities was substantially completed as of December 31, 2005.
The total cost of the closures, which was approximately $19.1 million (of which approximately $7.5 million were cash costs), included approximately $3.2 million for severance costs, and $15.9 million of facility closing costs, which included $11.1 million for fixed asset writedowns at the two facilities. Costs for the year ended December 31, 2005 related to these closures were $3.2 million for severance and related costs and $15.4 million of facility closing costs, which included $11.1 million for accelerated depreciation which was included in depreciation and amortization in the Consolidated Statements of Cash Flows and a $(0.5) million gain from the sale of a previously closed manufacturing plant. The costs associated with this project, including the $(0.5) million gain, of $18.6 million (of which approximately $7.5 million were cash costs), were recorded in cost of sales in the corporate segment for the year ended December 31, 2005.
The December 31, 2004 balance represented previously accrued costs related to the Company’s discontinued operations and the closure of certain North American Electrical Infrastructure cable manufacturing facilities in prior years. The utilization of these provisions in 2005 was $0.5 million of severance and related costs and $0.7 million of other costs.
During 2004, $7.1 million of provisions were recorded for severance and related costs ($3.3 million) and facility closing costs ($3.8 million) related to the rationalization of North American Electrical Infrastructure cable manufacturing facilities. The Company completed its rationalization plans for these facilities at the end of 2004. During 2004, the Company also reversed unutilized provisions of $0.6 million related to the Company’s discontinued operations. Provisions of $6.0 million were included in cost of sales, $1.1 million were included in selling, general and administrative expenses and the reversal of unutilized provisions of $0.6 million were included in gain on disposal of discontinued operations. All restructuring provisions, net of reversals, are reflected in the corporate segment.
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
sold most of the equipment utilized in the rod mill facility. Proceeds from the sale of equipment were partially offset by costs related to closing the facility which resulted in a net gain of $0.3 million in the year ended December 31, 2004.
During 2003, provisions of $10.3 million were recorded for severance and related costs resulting from headcount reductions of approximately 110 associates at the Company’s European operations ($2.7 million) and the rationalization of North American Electrical Infrastructure cable manufacturing facilities ($7.6 million). Additionally, the Company reversed unutilized provisions of $1.6 million related to severance costs and $0.5 million related to facility closing costs. Provisions of $10.1 million were included in cost of sales while $0.2 million were in selling, general and administrative expenses. The reversal of unutilized provisions of $2.1 million was recorded in selling, general and administrative expense. All of the restructuring provisions, net of reversals are reflected in the corporate segment.
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
On December 22, 2005, Grupo General Cable Sistemas, S.A., a wholly owned Spanish subsidiary of General Cable, entered into both a term loan facility and a revolving credit facility totaling 75 million Euros. This combined facility was entered into to provide Euro-denominated borrowings to partly fund the subsidiary’s acquisition of Silec®, the wire and cable manufacturing business of SAFRAN S.A., and to provide funds for general corporate needs of the European business. See Note 3 for more details on the acquisition of Silec®.
The term loan facility of 50 million Euros is available in up to three tranches, with an interest rate of Euribor plus 0.8% to 1.5% depending on certain debt ratios. The term loan is repayable in fourteen semi-annual installments, maturing seven years following the draw down of each tranche. $35.4 million was drawn under this term loan facility, leaving undrawn availability of approximately $23.8 million as of December 31, 2005.
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
Foreign currency and commodity contracts are used to hedge future sales and purchase commitments. Interest rate swaps are used to manage interest expense exposure by fixing the interest rate on a portion of floating rate debt. Unrealized gains and losses on these derivative financial instruments are recorded in other comprehensive income until the underlying transaction occurs and is recorded in the income statement at which point such amounts included in other comprehensive income are recognized in income which generally will occur over periods less than one year. During the years ended December 31,

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
2005, 2004 and 2003, a $3.9 million gain, a $(1.0) million loss, and a $(6.2) million loss were reclassified from accumulated other comprehensive income to the income statement.
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
After taking into account 2001 and 2002 U.S. net operating loss carrybacks that resulted in tax refunds of $50.9 million as well as the utilization of U.S. net operating loss carryforwards in 2005, the Company has U.S. net operating loss carryforwards of $26.7 million from 2000, $49.4 million from 2002, $36.2 million from 2003, and $14.9 million from 2004. These U.S. net operating loss carryforwards expire in 2020, 2022, 2023 and 2024, respectively. The Company also has other U.S. net operating loss carryforwards that are subject to an annual limitation under Internal Revenue Code Section 382. These Section 382 limited net operating loss carryforwards expire in varying amounts from 2007-2009. The total Section 382 limited net operating loss carryforward as of December 31, 2005, that may be utilized prior to expiration is estimated at $21.5 million. The Company has approximately $21.7 million of net operating loss carryforwards as of

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2005, in various foreign jurisdictions. A full valuation allowance has been established against $21.6 million of these foreign net operating losses due to the uncertainty of utilization prior to expiration. A full valuation allowance of approximately $7.6 million has also been established against U.S. state net operating losses. The Company has $7.4 million of U.S. alternative minimum tax credits, which have no expiration date. Approximately $3.1 million of these alternative minimum tax credit carryforwards are also subject to Section 382 limitations.
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
The settlement of tax items amount equaling approximately $23.3 million in the table above was due to an income tax benefit resulting from the reduction of tax contingencies during 2004.
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
The determination of future pension obligations utilizes a discount rate based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency which are expected to be available during the period to maturity of the projected pension benefit obligations, and input from actuaries. The discount rate used at December 31, 2005 was 5.75%, a decrease from the discount rate of 6.0% used in the prior year. The decrease was due to changes in the bond yield curve.
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
The Company maintains a deferred compensation plan (“Deferred Compensation Plan”). This plan is available to directors and certain officers and managers of the Company. The plan allows participants to defer all or a portion of their directors’

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
fees and/or salary and annual bonuses, as applicable, and it permits participants to elect to contribute and defer all or any portion of their restricted stock and stock awards. All deferrals to the participants’ accounts vest immediately; Company contributions vest according to the vesting schedules in the qualified plan, and restricted stock vests according to the schedule designated by the award. The Company may make matching and retirement contributions (currently equal to 6% of the participants’ deferral) to the extent that the deferral exceeds the maximum amount of income eligible for pension benefits. The Deferred Compensation Plan does not have dollar limits on tax-deferred contributions. The assets of the Deferred Compensation Plan are held in a Rabbi Trust (“Trust”) and, therefore, are available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency of the Company. Participants have the right to request that their account balance be determined by reference to specified investment alternatives (with the exception of the portion of the account which consists of deferred restricted stock). With certain exceptions, these investment alternatives are the same alternatives offered to participants in the General Cable Retirement and Savings Plan for Salaried Associates. In addition, participants have the right to request that the Plan Administrator re-allocate the determination among available investment alternatives provided however that the Plan Administrator is not required to honor such requests. Distributions from the plan are generally made upon the participants’ termination as a director and/or employee, as applicable, of the Company. Participants receive payments from the plan in cash, either as a lump sum payment or through equal annual installments from between one and ten years, except for the restricted stock, which the participants receive in shares of General Cable stock. The Company accounts for the Deferred Compensation Plan in accordance with EITF 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested.”
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
related to this program outstanding as of December 31, 2005. The MRSUs were fully amortized in 2003. Amortization expense related to the MRSUs was $0.4 million during 2003.
The components of accumulated other comprehensive income (loss) consisted of the following (in millions):

	December31,
	2005	2004
Foreign currency translation adjustment	$14.2	$41.5
Pension adjustments, net of tax	(33.4)	(23.5)
Change in fair value of derivatives, net of tax	8.5	1.9
Unrealized investment gains	3.5	2.5
Other	0.4	—

Total	$(6.8)	$22.4

Other shareholders’ equity consisted of the following (in millions):

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The following table summarizes information about stock options outstanding at December 31, 2005 (options in thousands):

			Weighted
			Average
		Weighted	Remaining		Weighted
Range of	Options	Average	Contractual	Options	Average
Option Prices	Outstanding	ExercisePrice	Life	Exercisable	ExercisePrice
$0 - $7	997	$4.03	7.0	8	$4.00
$7 - $14	1,638	11.99	4.6	1,454	12.05
$14 - $21	133	14.27	3.6	132	14.26
$21 - $28	376	$23.12	2.4	376	$23.12
As of December 31, 2005, 2004 and 2003, there were 1,970,000, 1,640,000 and 1,674,000 exercisable stock options, respectively.
18. Earnings (Loss) Per Common Share of Continuing Operations
A reconciliation of the numerator and denominator of earnings (loss) per common share of continuing operations-basic to earnings (loss) per common share of continuing operations-assuming dilution is as follows (in millions, except per share data):

	Year Ended December 31,
	2005	2004	2003
EPS from continuing operations — basic:
Income (loss) from continuing operations	$39.2	$37.5	$(4.8)
Less: Preferred stock dividends on convertible stock	(0.4)	(6.0)	(0.6)
Preferred stock dividends on converted stock	(5.3)	—	—
Inducement payment and offering costs	(16.3)	—	—

Income (loss) from continuing operations for basic EPS computation (1)	$17.2	$31.5	$(5.4)

Weighted average shares outstanding for basic EPS computation (2)	41.1	39.0	33.6

Earnings (loss) per common share from continuing operations — basic	$0.42	$0.81	$(0.16)

EPS from continuing operations — assuming dilution:
Income (loss) from continuing operations	$39.2	$37.5	$(4.8)
Less: Preferred stock dividends on convertible stock, if applicable	(0.4)	—	(0.6)
Preferred stock dividends on converted stock, if applicable	(5.3)	—	—
Inducement payment and offering costs, if applicable	(16.3)	—	—

Income (loss) from continuing operations for diluted EPS computation (1)	$17.2	$37.5	$(5.4)

Weighted average shares outstanding	41.1	39.0	33.6
Dilutive effect of stock options and restricted stock units	0.8	1.0	—
Dilutive effect of assumed conversion of convertible preferred stock, if applicable	—	10.3	—

Weighted average shares outstanding for diluted EPS computation(2)	41.9	50.3	33.6

Earnings (loss) per common share from continuing operations — assuming dilution	$0.41	$0.75	$(0.16)

(1)	Numerator

(2)	Denominator

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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
19. Segment Information (As Restated)
General Cable has thirteen operating segments and eight reportable operating segments: North American Electric Utility, International Electric Utility, North American Portable Power and Control, North American Electrical Infrastructure, International Electrical Infrastructure, Transportation and Industrial Harnesses, Telecommunications and Networking. These segments are strategic business units organized around product categories, and secondarily around geographic considerations, that follow management’s internal organization structure.
North American Electric Utility cable products include low-, medium- and high-voltage power distribution and power transmission products for overhead and buried applications. International Electric Utility cable products include low-, medium-, high- and extra high-voltage power distribution and power transmission products for overhead and buried applications. North American Portable Power and Control cable products include electronic signal, control, sound and security cables, and flexible cords used for temporary power, OEM applications and maintenance and repair. North American Electrical Infrastructure cable products include low- and medium-voltage industrial instrumentation, power and control cables used for power generation, refining and petrochemical applications, natural gas production, factory automation and non-residential industrial construction. International Electrical Infrastructure cable

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
products include maintenance cords and cables, flexible construction cables, and industrial instrumentation, power and control cables used for power generation, mining, refining and petrochemical applications, natural gas production, factory automation and non-residential, industrial and residential construction. Transportation and Industrial Harnesses cable products include automotive wire and cable and application-specific wire harnesses and assemblies. Telecommunications wire and cable products include low-voltage outside plant wire and cable products for aerial, buried and duct applications. Networking products include low-voltage network and other information technology cables.
Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131), establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial statements. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions on how to allocate resources and assess performance. Under the criteria of SFAS 131, the Company has thirteen operating segments and eight reportable segments. The Company has restated the accompanying segment disclosures for all periods presented to disaggregate its previously reported three reportable segments (Energy, Industrial & Specialty and Communications) to eight reportable segments summarized below based on management’s change in judgment as related to the criteria for and importance of operating segment economic similarity for operating segment aggregation under SFAS 131. The following table summarizes the change in the Company’s segment disclosures:

Previous Reportable
Operating Segments	Segments	Current Reportable Segments
North American Utility	Energy	North American Electric Utility
European Utility	Energy	International Electric Utility
Asia Pacific Utility	Energy	International Electric Utility
Portable Cord & Electronics	Industrial & Specialty	North American Portable Power and Control
Industrial Products	Industrial & Specialty	North American Electrical Infrastructure
European Industrial & Specialty Cables	Industrial & Specialty	International Electrical Infrastructure
Asia Pacific Industrial & Specialty Cables	Industrial & Specialty	International Electrical Infrastructure
Automotive Products	Industrial & Specialty	Transportation and Industrial Harnesses
Assemblies	Industrial & Specialty	Transportation and Industrial Harnesses
Outside Voice & Data	Communications	Telecommunications
Datacom Products	Communications	Networking
European Communications	Communications	Networking
Asia Pacific Communications	Communications	Networking
The Automotive Products and Assemblies operating segments have been aggregated into the Transportation and Industrial Harnesses reporting segment and the Datacom Products, European Communications, and Asia Pacific Communications operating segments have been aggregated into the Networking reporting segment based on paragraphs 18, 20 and 21 of SFAS 131 that allow the aggregation of operating segments that do not meet certain quantitative thresholds if management believes the information to be useful to readers, that require at least 75% of total consolidated revenue to be represented by reportable segments, and that allow information about other operating segments that are not reportable to be combined and disclosed. The Asia Pacific Utility and the Asia Pacific Industrial & Specialty Cables segments have been aggregated with the European Utility and European Industrial & Specialty Cables segments, respectively, based on the overall immateriality of the Asia Pacific operating segments compared to the consolidated amounts of the reportable segments into which they are aggregated.
Segment net sales represent sales to external customers. Segment operating income (loss), used in management’s evaluation of segment performance, represents income (loss) from continuing operations before interest income, interest expense, other income (expense), other financial costs or income taxes. The operating loss reported in corporate for 2005 consisted of $18.6 million related to the rationalization of certain of the Company’s Telecommunications and Networking manufacturing facilities, which included a $(0.5) million gain from the sale of a previously closed manufacturing plant. The operating loss reported in corporate for 2004 consisted of $7.1 million related to the rationalization of certain of the Company’s North American Electrical Infrastructure cable manufacturing facilities, $1.5 million for remediation costs of a former manufacturing facility, $2.4 million related to the unwinding of the former fiber optics joint venture and $1.9 million related to the write-off of goodwill. The operating loss reported in corporate for 2003 consisted of $7.6 million related to the rationalization of certain of the Company’s North American Electrical Infrastructure cable manufacturing facilities and $2.7 million for severance related to headcount reductions of approximately 110 associates in the Company’s European

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
operations. These charges were partially offset by $2.1 million of income resulting from the reversal of unutilized restructuring reserves related to the closure in prior years of North American manufacturing facilities. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company has recorded the operating items discussed above in corporate rather than reflect such items in the segments’ operating income because they are not considered in the operating performance evaluation of the segments by the Company’s chief operating decision-maker, its Chief Executive Officer.
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
Summarized financial information for the Company’s reportable segments for the years ended December 31 is as follows (in millions).

	Year Ended December 31,
	2005	2004	2003
Net sales:
North American Electric Utility	$563.6	$463.5	$380.9
International Electric Utility	286.0	242.2	179.3
North American Portable Power and Control	226.0	175.2	128.1
North American Electrical Infrastructure	198.0	147.4	131.5
International Electrical Infrastructure	453.0	373.8	241.4
Transportation and Industrial Harnesses	112.8	114.1	101.4
Telecommunications	319.1	280.1	221.4
Networking	222.3	174.4	154.4

Total net sales	$2,380.8	$1,970.7	$1,538.4

Operating income(loss):
North American Electric Utility	$27.6	$8.5	$9.7
International Electric Utility	37.0	27.7	25.4
North American Portable Power and Control	8.4	4.7	3.2
North American Electrical Infrastructure	(9.9)	(17.8)	(20.7)
International Electrical Infrastructure	21.6	23.6	16.0
Transportation and Industrial Harnesses	18.2	19.5	15.0
Telecommunications	17.4	9.8	6.6
Networking	(3.2)	(6.6)	(1.3)

Subtotal	117.1	69.4	53.9
Corporate	(18.6)	(12.9)	(8.2)

Total operating income	$98.5	$56.5	$45.7

	December 31,
	2005	2004
Identifiable assets:
North American Electric Utility	$187.2	$160.7
International Electric Utility	286.5	189.9
North American Portable Power and Control	98.6	71.3
North American Electrical Infrastructure	93.6	90.5
International Electrical Infrastructure	331.9	222.3
Transportation and Industrial Harnesses	56.7	57.9
Telecommunications	133.1	151.4
Networking	168.7	151.9
Corporate	166.9	143.4

Total assets	$1,523.2	$1,239.3

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31,
	2005	2004	2003
Capital expenditures:
North American Electric Utility	$11.4	$6.0	$2.6
International Electric Utility	7.6	7.9	4.0
North American Portable Power and Control	4.1	1.3	1.0
North American Electrical Infrastructure	3.1	4.0	1.5
International Electrical Infrastructure	8.5	9.5	5.1
Transportation and Industrial Harnesses	0.8	0.9	1.5
Telecommunications	3.8	1.6	1.1
Networking	3.3	5.8	2.3

Total capital expenditures	$42.6	$37.0	$19.1

Depreciation expense:
North American Electric Utility	$8.1	$7.1	$6.7
International Electric Utility	4.0	1.5	1.9
North American Portable Power and Control	3.0	2.1	2.1
North American Electrical Infrastructure	2.5	2.1	3.2
International Electrical Infrastructure	4.6	1.3	2.0
Transportation and Industrial Harnesses	1.2	1.1	1.0
Telecommunications	7.0	8.8	8.4
Networking	6.0	5.1	4.5

Subtotal	36.4	29.1	29.8
Corporate	11.1	2.7	—

Total depreciation expense	$47.5	$31.8	$29.8

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

20. Supplemental Quarterly Segment Information (Unaudited)
Further summarized unaudited financial information for the Company’s reportable segments providing the restated amounts from breaking the three reportable segments into eight reportable segments as mentioned previously is provided below (in millions):

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

	Unaudited
	Three Fiscal Months Ended
	Sept.30,	Oct.1,	Sept.30,
	2005	2004	2003
Net sales:
North American Electric Utility	$148.8	$109.1	$92.3
International Electric Utility	64.5	60.2	45.9
North American Portable Power and Control	57.6	44.3	32.1
North American Electrical Infrastructure	49.3	35.2	32.8
International Electrical Infrastructure	105.3	88.1	53.3
Transportation and Industrial Harnesses	27.6	25.9	25.8
Telecommunications	85.3	82.4	62.3
Networking	62.1	44.1	38.0

Total net sales	$600.5	$489.3	$382.5

Operating income(loss):
North American Electric Utility	$9.1	$1.8	$2.3
International Electric Utility	8.7	8.1	8.4
North American Portable Power and Control	2.6	1.9	0.7
North American Electrical Infrastructure	(2.1)	(3.2)	(6.3)
International Electrical Infrastructure	4.7	7.8	3.6
Transportation and Industrial Harnesses	4.4	4.2	3.6
Telecommunications	5.3	5.2	2.4
Networking	0.2	(2.5)	(0.6)

Subtotal	32.9	23.3	14.1
Corporate	(15.6)	(3.6)	(0.6)

Total operating income	$17.3	$19.7	$13.5

	Unaudited
	Nine Fiscal Months Ended
	Sept. 30,	Oct. 1,	Sept. 30,
	2005	2004	2003
Net sales:
North American Electric Utility	$419.9	$346.2	$281.2
International Electric Utility	202.3	174.2	132.3
North American Portable Power and Control	167.3	133.1	93.9
North American Electrical Infrastructure	143.8	114.6	94.6
International Electrical Infrastructure	334.7	284.3	174.3
Transportation and Industrial Harnesses	87.3	85.9	75.5
Telecommunications	244.4	214.8	164.7
Networking	163.6	132.3	116.6

Total net sales	$1,763.3	$1,485.4	$1,133.1

Operating income(loss):
North American Electric Utility	$19.9	$4.7	$7.1
International Electric Utility	24.3	20.8	19.6
North American Portable Power and Control	4.7	3.3	2.3
North American Electrical Infrastructure	(7.9)	(13.1)	(15.5)
International Electrical Infrastructure	17.8	18.8	12.3
Transportation and Industrial Harnesses	15.3	14.6	11.9
Telecommunications	14.4	8.0	4.5
Networking	0.1	(5.7)	0.3

Subtotal	88.6	51.4	42.5
Corporate	(19.1)	(7.9)	(1.7)

Total operating income	$69.5	$43.5	$40.8

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

	Unaudited
	As of
	Sept. 30,	Oct. 1,
	2005	2004
Identifiable assets:
North American Electric Utility	$175.0	$153.4
International Electric Utility	190.9	162.3
North American Portable Power and Control	96.1	72.9
North American Electrical Infrastructure	96.0	91.3
International Electrical Infrastructure	223.1	191.2
Transportation and Industrial Harnesses	56.4	57.9
Telecommunications	157.2	154.6
Networking	154.2	147.1
Corporate	133.0	173.5

Total assets	$1,281.9	$1,204.2

	Unaudited
	Three Fiscal Months Ended
	July 1,	June 30,	June 30,
	2005	2004	2003
Net sales:
North American Electric Utility	$143.8	$126.1	$97.4
International Electric Utility	68.6	58.5	45.1
North American Portable Power and Control	61.0	43.7	31.9
North American Electrical Infrastructure	49.3	39.5	32.1
International Electrical Infrastructure	112.0	95.8	60.9
Transportation and Industrial Harnesses	29.8	30.7	26.3
Telecommunications	89.0	76.9	62.4
Networking	55.1	46.3	41.9

Total net sales	$608.6	$517.5	$398.0

Operating income(loss):
North American Electric Utility	$6.4	$2.6	$2.9
International Electric Utility	8.5	6.4	5.4
North American Portable Power and Control	1.8	1.6	1.4
North American Electrical Infrastructure	(2.2)	(4.1)	(5.2)
International Electrical Infrastructure	5.0	6.0	5.2
Transportation and Industrial Harnesses	5.9	5.2	4.7
Telecommunications	6.3	1.8	2.1
Networking	(0.2)	(0.8)	0.5

Subtotal	31.5	18.7	17.0
Corporate	(3.5)	(1.6)	(1.1)

Total operating income	$28.0	$17.1	$15.9

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

	Unaudited
	Six Fiscal Months Ended
	July 1,	June 30,	June 30,
	2005	2004	2003
Net sales:
North American Electric Utility	$271.1	$237.1	$188.9
International Electric Utility	137.8	114.0	86.4
North American Portable Power and Control	109.7	88.8	61.8
North American Electrical Infrastructure	94.5	79.4	61.8
International Electrical Infrastructure	229.4	196.2	121.0
Transportation and Industrial Harnesses	59.7	60.0	49.7
Telecommunications	159.1	132.4	102.4
Networking	101.5	88.2	78.6

Total net sales	$1,162.8	$996.1	$750.6

Operating income(loss):
North American Electric Utility	$10.8	$2.9	$4.8
International Electric Utility	15.6	12.7	11.2
North American Portable Power and Control	2.1	1.4	1.6
North American Electrical Infrastructure	(5.8)	(9.9)	(9.2)
International Electrical Infrastructure	13.1	11.0	8.7
Transportation and Industrial Harnesses	10.9	10.4	8.3
Telecommunications	9.1	2.8	2.1
Networking	(0.1)	(3.2)	0.9

Subtotal	55.7	28.1	28.4
Corporate	(3.5)	(4.3)	(1.1)

Total operating income	$52.2	$23.8	$27.3

	Unaudited
	As of
	July 1,	June 30,
	2005	2004
Identifiable assets:
North American Electric Utility	$174.3	$161.8
International Electric Utility	187.0	144.7
North American Portable Power and Control	99.8	67.8
North American Electrical Infrastructure	97.2	95.6
International Electrical Infrastructure	218.2	171.9
Transportation and Industrial Harnesses	60.5	59.3
Telecommunications	159.5	154.8
Networking	154.2	145.2
Corporate	142.5	173.0

Total assets	$1,293.2	$1,174.1

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

	Unaudited
	Three Fiscal Months Ended
	April 1,	March 31,	March 31,
	2005	2004	2003
Net sales:
North American Electric Utility	$127.3	$111.0	$91.5
International Electric Utility	69.2	55.5	41.3
North American Portable Power and Control	48.7	45.1	29.9
North American Electrical Infrastructure	45.2	39.9	29.7
International Electrical Infrastructure	117.4	100.4	60.1
Transportation and Industrial Harnesses	29.9	29.3	23.4
Telecommunications	70.1	55.5	40.0
Networking	46.4	41.9	36.7

Total net sales	$554.2	$478.6	$352.6

Operating income(loss):
North American Electric Utility	$4.4	$0.3	$1.9
International Electric Utility	7.1	6.3	5.8
North American Portable Power and Control	0.3	(0.2)	0.2
North American Electrical Infrastructure	(3.6)	(5.8)	(4.0)
International Electrical Infrastructure	8.1	5.0	3.5
Transportation and Industrial Harnesses	5.0	5.2	3.6
Telecommunications	2.8	1.0	—
Networking	0.1	(2.4)	0.4

Subtotal	24.2	9.4	11.4
Corporate	—	(2.7)	—

Total operating income	$24.2	$6.7	$11.4

	Unaudited
	As of
	April 1,	March 31,
	2005	2004
Identifiable assets:
North American Electric Utility	$175.3	$164.3
International Electric Utility	184.1	132.7
North American Portable Power and Control	94.0	66.8
North American Electrical Infrastructure	96.3	95.1
International Electrical Infrastructure	214.7	158.5
Transportation and Industrial Harnesses	59.0	54.9
Telecommunications	154.1	147.9
Networking	156.1	136.5
Corporate	135.0	168.7

Total assets	$1,268.6	$1,125.4

21. Commitments and Contingencies
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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
In addition, Company subsidiaries have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by the Company. At December 31, 2005, there were approximately 9,300 non-maritime claims and 33,300 maritime asbestos claims outstanding. During 2005, there were approximately 90 new non-maritime suits and 100 new maritime claims filed. Approximately 7,000 non-maritime claims, the vast majority from Mississippi, were dismissed, settled or otherwise disposed in this period. No maritime claims were dismissed during 2005. At December 31, 2005 and 2004, General Cable had accrued, on a gross basis, approximately $5.6 million and $6.8 million, respectively, and had recorded approximately $3.1 million and $3.8 million, respectively, of insurance recoveries for these lawsuits.
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
22. Related Party Transactions
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
The joint venture company manufactured and sold to General Cable all of the fiber optic cable products that General Cable sold to its customers. During the years ended December 31, 2004 and 2003, General Cable purchased approximately $16.0 million and $20.2 million from the joint venture company.
General Cable sold fiber to the joint venture company. During the years ended December 31, 2004 and 2003, General Cable sold approximately $8.7 million and $10.4 million to the joint venture company.
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

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2005(1)
Net sales	$554.2	$608.6	$600.5	$617.5
Gross profit	67.4	71.3	59.9	72.1
Income from continuing operations	9.0	11.8	4.2	14.2
Net income	9.0	11.8	4.2	14.2
Net income (loss) applicable to common shareholders	7.5	10.3	2.7	(3.3)

Earnings (loss) per common share of continuing operations — basic	$0.19	$0.26	$0.07	$(0.08)
Earnings (loss) per common share of continuing operations — assuming dilution	$0.18	$0.23	$0.07	$(0.08)

Earnings (loss) per common share — basic	$0.19	$0.26	$0.07	$(0.08)
Earnings (loss) per common share — assuming dilution	$0.18	$0.23	$0.07	$(0.08)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2004(2)
Net sales	$478.6	$517.5	$489.3	$485.3
Gross profit	45.4	55.2	58.8	55.3
Income (loss) from continuing operations	(1.9)	5.2	7.4	26.8
Gain on disposal of discontinued operations	—	—	—	0.4
Net income (loss)	(1.9)	5.2	7.4	27.2
Net income (loss) applicable to common shareholders	(3.4)	3.7	5.9	25.7

Earnings (loss) per common share of continuing operations — basic	$(0.09)	$0.09	$0.15	$0.65
Earnings (loss) per common share of continuing operations — assuming dilution	$(0.09)	$0.09	$0.15	$0.53

Earnings of discontinued operations per common share — basic	$—	$—	$—	$0.01
Earnings of discontinued operations per common share — assuming dilution	$—	$—	$—	$0.01
Earnings (loss) per common share — basic	$(0.09)	$0.09	$0.15	$0.66
Earnings (loss) per common share — assuming dilution	$(0.09)	$0.09	$0.15	$0.54

(1)	During the interim periods of 2005, revenue related to certain turn-key energy system projects with multiple deliverables in the Company’s Spanish operations was deferred until completion of those projects. In the fourth quarter of 2005, the Company determined that the revenues and related profits for a portion of the projects should have been recognized as energy cables were delivered to the customers. Results for the fourth quarter of 2005 included approximately $1.5 million of after-tax earnings that would have been recognized in earlier interim quarters of 2005 if the deferral had not occurred. The amount of after-tax earnings related to this issue was not material in any of the three previously reported interim periods of 2005. In addition, during 2005, charges related to the rationalization of Telecommunications and Networking manufacturing facilities of $3.5 million, $15.6 million and $(0.5) million, respectively, were included in the second, third and fourth quarters. A $(0.5) gain from the sale of a previously closed manufacturing plant was included in the third quarter charge.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(2)	During 2004, charges related to the rationalization of certain North American Electrical Infrastructure manufacturing facilities of $2.7 million, $1.6 million, $2.0 million and $0.8 million were included in the first, second, third and fourth quarters. Additionally, the third quarter of 2004 included a $1.5 million charge for remediation costs and the fourth quarter of 2004 included a $2.4 million charge related to the wind-down of the Company’s former fiber optics joint venture, a $1.9 million charge for the write-off of goodwill and a $23.3 million income tax benefit due to the elimination of certain prior year tax contingencies.
24. Supplemental Guarantor Information
General Cable Corporation and its material U.S. wholly-owned subsidiaries fully and unconditionally guarantee the $285.0 million of Senior Notes due 2010 of General Cable Corporation (the Issuer) on a joint and several basis. The following presents financial information about the Issuer, guarantor subsidiaries and non-guarantor subsidiaries in millions. All of the Company’s subsidiaries are “restricted subsidiaries” for purposes of the Senior Notes. Intercompany transactions are eliminated. The presentation of the supplemental guarantor information has been modified to reflect all investments in subsidiaries under the equity method. Net income (loss) of the subsidiaries accounted for under the equity method is therefore reflected in their parents’ investment accounts. The principle elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. The changes in presentation did not effect the Company’s consolidated financial position or consolidated results of operations, nor did the changes adversely impact compliance with debt covenants or ratios.
Condensed Statements of Operations
Year Ended December 31, 2005

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,351.7	$1,029.1	$—	$2,380.8
Intercompany	480.4	—	—	(480.4)	—

	480.4	1,351.7	1,029.1	(480.4)	2,380.8
Cost of sales	414.8	1,234.9	891.6	(431.2)	2,110.1

Gross profit	65.6	116.8	137.5	(49.2)	270.7
Selling, general and administrative expenses	58.6	100.3	62.5	(49.2)	172.2

Operating income	7.0	16.5	75.0	—	98.5
Other expense	—	—	(0.5)	—	(0.5)
Interest income (expense):
Interest expense	(27.8)	(49.5)	(3.2)	40.6	(39.9)
Interest income	38.4	1.9	3.2	(40.6)	2.9

	10.6	(47.6)	—	—	(37.0)

Income (loss) before income taxes	17.6	(31.1)	74.5	—	61.0
Income tax (provision) benefit	(6.2)	8.0	(23.6)	—	(21.8)
Equity in net income of subsidiaries	27.8	50.9	—	(78.7)	—

Net income (loss)	39.2	27.8	50.9	(78.7)-	39.2
Less: preferred stock dividends	(22.0)	—	—	—	(22.0)

Net income (loss) applicable to common shareholders	$17.2	$27.8	$50.9	$(78.7)	$17.2

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Condensed Statements of Operations
Year Ended December 31, 2004

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,128.0	$842.7	$—	$1,970.7
Intercompany	399.2	—	20.4	(419.6)	—

	399.2	1,128.0	863.1	(419.6)	1,970.7
Cost of sales	343.2	1,026.6	746.4	(360.2)	1,756.0

Gross profit	56.0	101.4	116.7	(59.4)	214.7
Selling, general and administrative expenses	49.5	110.0	58.1	(59.4)	158.2

Operating income (loss)	6.5	(8.6)	58.6	—	56.5
Other expense	(0.9)	—	(0.3)	—	(1.2)
Interest income (expense):
Interest expense	(30.2)	(49.8)	(5.9)	48.2	(37.7)
Interest income	38.8	4.0	7.2	(48.2)	1.8

	8.6	(45.8)	1.3	—	(35.9)

Income (loss) from continuing operations before income taxes	14.2	(54.4)	59.6	—	19.4
Income tax (provision) benefit	(5.0)	42.6	(19.5)	—	18.1

Income (loss) from continuing operations	9.2	(11.8)	40.1	—	37.5
Gain on disposal of discontinued operations (net of tax)	—	0.4	—	—	0.4
Equity in net income of subsidiaries	28.7	40.1	—	(68.8)	—
Net income (loss)	37.9	28.7	40.1	(68.8)	37.9
Less: preferred stock dividends	(6.0)	—	—	—	(6.0)

Net income (loss) applicable to common shareholders	$31.9	$28.7	$40.1	$(68.8)	$31.9

Condensed Statements of Operations
Year Ended December 31, 2003

			Non
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$903.7	$634.7	$—	$1,538.4
Intercompany	28.8	—	—	(28.8)	—

	28.8	903.7	634.7	(28.8)	1,538.4
Cost of sales	—	852.3	541.5	(28.8)	1,365.0

Gross profit	28.8	51.4	93.2	—	173.4
Selling, general and administrative expenses	22.7	63.2	41.8	—	127.7

Operating income (loss)	6.1	(11.8)	51.4	—	45.7
Other income	1.5	—	—	—	1.5
Interest income (expense):
Interest expense	(40.2)	(70.4)	(3.9)	70.6	(43.9)
Interest income	56.3	14.7	0.4	(70.6)	0.8
Other financial costs	(5.1)	(0.9)	—	—	(6.0)

	11.0	(56.6)	(3.5)	—	(49.1)

Income (loss) before income taxes	18.6	(68.4)	47.9	—	(1.9)
Income tax (provision) benefit	(6.5)	19.4	(15.8)	—	(2.9)
Equity in net income of subsidiaries	(16.9)	32.1	—	(15.2)	—

Net income (loss)	(4.8)	(16.9)	32.1	(15.2)	(4.8)
Less: Preferred stock dividends	(0.6)	—	—	—	(0.6)

Net income (loss) applicable to common shareholders	$(5.4)	$(16.9)	$32.1	$(15.2)	$(5.4)

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Condensed Balance Sheets
December 31, 2005

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$—	$8.5	$63.7	$—	$72.2
Receivables, net of allowances	—	183.0	359.9	—	542.9
Inventories	—	185.0	178.9	—	363.9
Deferred income taxes	—	39.8	2.1	—	41.9
Prepaid expenses and other	1.2	27.7	19.7	—	48.6

Total current assets	1.2	444.0	624.3	—	1,069.5

Property, plant and equipment, net	0.2	171.2	195.0	—	366.4
Deferred income taxes	—	48.4	4.1	—	52.5
Intercompany accounts	616.1	103.2	104.9	(824.2)	—
Investment in subsidiaries	1.4	291.8	—	(293.2)	—
Other non-current assets	10.6	21.8	2.4	—	34.8

Total assets	$629.5	$1,080.4	$930.7	$(1,117.4)	$1,523.2

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$151.2	$321.1	$—	$472.3
Accrued liabilities	3.3	75.1	133.8	—	212.2
Current portion of long-term debt	—	0.9	5.5	—	6.4

Total current liabilities	3.3	227.2	460.4	—	690.9

Long-term debt	285.0	128.3	31.9	—	445.2
Deferred income taxes	1.1	(0.5)	12.8	—	13.4
Intercompany accounts	34.5	673.9	115.8	(824.2)	—
Other liabilities	12.3	50.1	18.0	—	80.4

Total liabilities	336.2	1,079.0	638.9	(824.2)	1,229.9

Total shareholders’ equity (deficit)	293.3	1.4	291.8	(293.2)	293.3

Total liabilities and shareholders’ equity	$629.5	$1,080.4	$930.7	$(1,117.4)	$1,523.2

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Condensed Balance Sheets
December 31, 2004

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$0.1	$3.1	$33.2	$—	$36.4
Receivables, net of allowances	—	150.0	219.4	—	369.4
Inventories	—	187.8	127.7	—	315.5
Deferred income taxes	—	22.3	0.7	—	23.0
Prepaid expenses and other	1.2	21.3	16.3	—	38.8

Total current assets	1.3	384.5	397.3	—	783.1

Property, plant and equipment, net	0.2	175.4	180.4	—	356.0
Deferred income taxes	—	61.9	3.8	—	65.7
Intercompany accounts	658.2	94.4	196.2	(948.8)	—
Investment in subsidiaries	0.3	326.3	—	(326.6)	—
Other non-current assets	5.9	26.7	1.9	—	34.5

Total assets	$665.9	$1,069.2	$779.6	$(1,275.4)	$1,239.3

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$115.4	$238.8	$—	$354.2
Accrued liabilities	8.9	52.8	68.1	—	129.8
Current portion of long-term debt	—	—	1.1	—	1.1

Total current liabilities	8.9	168.2	308.0	—	485.1

Long-term debt	285.0	87.6	1.2	—	373.8
Deferred income taxes	—	1.3	14.0	—	15.3
Intercompany accounts	37.7	786.5	124.6	(948.8)	—
Other liabilities	32.9	25.3	5.5	—	63.7

Total liabilities	364.5	1,068.9	453.3	(948.8)	937.9

Total shareholders’ equity (deficit)	301.4	0.3	326.3	(326.6)	301.4

Total liabilities and shareholders’ equity	$665.9	$1,069.2	$779.6	$(1,275.4)	$1,239.3

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Condensed Statements of Cash Flows
Year Ended December 31, 2005

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$(18.4)	$61.1	$78.3	$—	$121.0

Cash flows of investing activities:
Capital expenditures	—	(22.1)	(20.5)	—	(42.6)
Acquisitions, net of cash acquired	—	(9.8)	(82.8)	—	(92.6)
Proceeds from properties sold	—	2.4	0.6	—	3.0
Intercompany accounts	37.7	—	—	(37.7)	—
Other, net	—	1.9	(0.2)	—	1.7

Net cash flows of investing activities	37.7	(27.6)	(102.9)	(37.7)	(130.5)

Cash flows of financing activities:
Dividends paid	(22.0)	—	—	—	(22.0)
Intercompany accounts		(64.5)	26.8	37.7	—
Proceeds from revolving credit borrowings	—	327.1	—	—	327.1
Repayments of revolving credit borrowings	—	(290.6)	—	—	(290.6)
Proceeds (repayments) of other debt	—	(0.1)	35.5	—	35.4
Proceeds from exercise of stock options	2.6	—	—	—	2.6

Net cash flows of financing activities	(19.4)	(28.1)	62.3	37.7	52.5

Effect of exchange rate changes on cash	—	—	(7.2)	—	(7.2)

Increase (decrease) in cash	(0.1)	5.4	30.5	—	35.8
Cash — beginning of period	0.1	3.1	33.2	—	36.4

Cash — end of period	$—	$8.5	$63.7	$—	$72.2

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Condensed Statements of Cash Flows
Year Ended December 31, 2004

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$7.3	$(57.5)	$62.7	$—	$12.5

Cash flows of investing activities:
Capital expenditures	—	(15.1)	(21.9)	—	(37.0)
Proceeds from properties sold	—	2.5	0.1	—	2.6
Intercompany accounts	(2.7)	—	—	2.7	—
Other, net	—	(7.6)	5.7	—	(1.9)

Net cash flows of investing activities	(2.7)	(20.2)	(16.1)	2.7	(36.3)

Cash flows of financing activities:
Dividends paid	(6.0)	—	—	—	(6.0)
Repayment of loans from shareholders	0.4	—	—	—	0.4
Intercompany accounts	—	43.9	(41.2)	(2.7)	—
Proceeds from revolving credit borrowings	—	260.9	—	—	260.9
Repayments of revolving credit borrowings	—	(225.3)	—	—	(225.3)
Repayments of other debt	—	(0.1)	(2.2)	—	(2.3)
Proceeds from exercise of stock options	1.1	—	—	—	1.1

Net cash flows of financing activities	(4.5)	79.4	(43.4)	(2.7)	28.8

Effect of exchange rate changes on cash	—	—	6.3	—	6.3

Increase in cash	0.1	1.7	9.5	—	11.3
Cash — beginning of period	—	1.4	23.7	—	25.1

Cash — end of period	$0.1	$3.1	$33.2	$—	$36.4

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Condensed Statements of Cash Flows
Year Ended December 31, 2003

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$15.0	$(55.4)	$25.9	$—	$(14.5)

Cash flows of investing activities:
Capital expenditures	—	(7.3)	(11.8)	—	(19.1)
Proceeds from properties sold	—	4.5	(2.0)	—	2.5
Intercompany accounts	(131.6)	—	—	131.6	—
Other, net	—	(0.1)	(3.0)	—	(3.1)

Net cash flows of investing activities	(131.6)	(2.9)	(16.8)	131.6	(19.7)

Cash flows of financing activities:
Common stock issued, net of fees and expenses	44.6	—	—	—	44.6
Preferred stock issued, net of fees and expenses	99.5	—	—	—	99.5
Repayment of loans from shareholders	—	1.0	—	—	1.0
Intercompany accounts	—	71.7	59.9	(131.6)	—
Proceeds from revolving credit borrowings	216.4	22.7	—	—	239.1
Repayments of revolving credit borrowings	(274.3)	—	—	—	(274.3)
Repayments of other debt	—	—	(26.0)	—	(26.0)
Issuance of long term debt, net of fees and expenses	276.6	—	—	—	276.6
Repayment of long-term debt	(246.2)	(43.8)	(43.3)	—	(333.3)

Net cash flows of financing activities	116.6	51.6	(9.4)	(131.6)	27.2

Effect of exchange rate changes on cash	—	—	3.0	—	3.0

Increase (decrease) in cash	—	(6.7)	2.7	—	(4.0)
Cash — beginning of period	—	8.1	21.0	—	29.1

Cash — end of period	$—	$1.4	$23.7	$—	$25.1

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