Form 10-Q/A
period 2006-03-31
GENERAL CABLE CORP /DE/
filed 2006-11-08
CIK 886035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1
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
INDEX TO QUARTERLY REPORT
ON FORM 10-Q/A

PAGE
Explanatory Note	3

PART I Financial Information

Item 1. Condensed Consolidated Financial Statements (Unaudited) Statements of Operations -
For the three fiscal months ended March 31, 2006 and April 1, 2005	4

Balance Sheets -
March 31, 2006 and December 31, 2005	5

Statements of Cash Flows -
For the three fiscal months ended March 31, 2006 and April 1, 2005	6

Statements of Changes in Shareholders’ Equity -
For the three fiscal months ended March 31, 2006 and April 1, 2005	7

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition	37
and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk	54

Item 4. Controls and Procedures	55

PART II Other Information

Item 1A. Risk Factors	56

Item 6. Exhibits	56

Signature	57

Index to Exhibits	58

EXPLANATORY NOTE
This Form 10-Q/A is being filed to restate the segment reporting footnote disclosure related to our operations. We have restated the accompanying unaudited condensed consolidated financial statements to correct our segment disclosure for all periods presented to disaggregate our previously reported three reportable segments (Energy, Industrial & Specialty and Communications) to eight reportable segments (North American Electric Utility, International Electric Utility, North American Portable Power and Control, North American Electrical Infrastructure, International Electrical Infrastructure, Transportation and Industrial Harnesses, Telecommunications and Networking). See revised disclosures as discussed in Note 13 to the Unaudited Condensed Consolidated Financial Statements. Unless otherwise indicated, no information in this Form 10-Q/A has been updated for any subsequent information or events from the original filing.
For the convenience of the reader, this Form 10-Q/A sets forth the entire March 31, 2006 Quarterly Report on Form 10-Q. However, this Form 10-Q/A amends and restates only Items 1, 2 and 4 of Part I of the March 31, 2006 Form 10-Q, in each case solely to restate our segment disclosures. The aforementioned changes to the Unaudited Condensed Consolidated Financial Statements have no effect on the Company’s financial position as of March 31, 2006 and December 31, 2005 or its results of operations and cash flows for the three fiscal months ended March 31, 2006 and April 1, 2005.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

	Three Fiscal Months Ended
	March 31,	April 1,
	2006	2005
Net sales	$804.3	$554.2

Cost of sales	706.7	486.8

Gross profit	97.6	67.4

Selling, general and administrative expenses	55.4	43.2

Operating income	42.2	24.2

Other income (expense)	0.8	(0.1)

Interest income (expense):
Interest expense	(10.1)	(10.3)
Interest income	0.5	0.4

	(9.6)	(9.9)

Income before income taxes	33.4	14.2
Income tax provision	(12.0)	(5.2)

Net income	21.4	9.0

Less: preferred stock dividends	(0.1)	(1.5)

Net income applicable to common shareholders	$21.3	$7.5

Earnings per share

Earnings per common share-basic	$0.43	$0.19

Weighted average common shares-basic	50.0	39.2

Earnings per common share-assuming dilution	$0.41	$0.18

Weighted average common shares-assuming dilution	51.6	50.7

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	March 31,	December 31,
	2006	2005
Assets
Current Assets:
Cash	$63.0	$72.2
Receivables, net of allowances of $10.8 million at March 31, 2006 and $8.6 million at December 31, 2005	633.6	542.9
Inventories	389.0	363.9
Deferred income taxes	41.9	41.9
Prepaid expenses and other	46.6	48.6

Total current assets	1,174.1	1,069.5

Property, plant and equipment, net	367.9	366.4
Deferred income taxes	52.5	52.5
Other non-current assets	35.5	34.8

Total assets	$1,630.0	$1,523.2

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$538.1	$472.3
Accrued liabilities	189.3	212.2
Current portion of long-term debt	7.1	6.4

Total current liabilities	734.5	690.9

Long-term debt	465.2	445.2
Deferred income taxes	12.9	13.4
Other liabilities	88.7	80.4

Total liabilities	1,301.3	1,229.9

Shareholders’ Equity:
Redeemable convertible preferred stock, at redemption value (liquidation preference of $50.00 per share):
March 31, 2006 – 101,949 outstanding shares December 31, 2005 – 129,916 outstanding shares	5.1	6.5
Common stock, $0.01 par value, issued and outstanding shares:
March 31, 2006 – 50,425,943 (net of 4,991,105 treasury shares) December 31, 2005 – 49,520,209 (net of 4,968,755 treasury shares)	0.5	0.5
Additional paid-in capital	253.2	246.3
Treasury stock	(52.7)	(52.2)
Retained earnings	125.1	103.8
Accumulated other comprehensive loss	(2.5)	(6.8)
Other shareholders’ equity	—	(4.8)

Total shareholders’ equity	328.7	293.3

Total liabilities and shareholders’ equity	$1,630.0	$1,523.2

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Three Fiscal Months Ended
	March 31,	April 1,
	2006	2005
Cash flows of operating activities:
Net income	$21.4	$9.0
Adjustments to reconcile net income to net cash flows of operating activities:
Depreciation and amortization	12.5	9.0
Foreign currency exchange (gain) loss	(0.8)	0.1
Deferred income taxes	2.7	(1.1)
Loss on disposal of property	0.7	0.3
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Increase in receivables	(86.4)	(30.3)
Increase in inventories	(15.7)	(24.3)
Decrease in other assets	3.2	13.1
Increase in accounts payable, accrued and other liabilities	32.2	19.1

Net cash flows of operating activities	(30.2)	(5.1)

Cash flows of investing activities:
Capital expenditures	(8.0)	(7.2)
Proceeds from properties sold	0.4	—
Acquisitions, net of cash acquired	—	(7.5)
Other, net	(0.8)	(0.3)

Net cash flows of investing activities	(8.4)	(15.0)

Cash flows of financing activities:
Preferred stock dividends paid	(0.1)	(1.5)
Excess tax benefits from stock-based compensation	3.3	—
Proceeds from revolving credit borrowings	71.3	78.4
Repayments of revolving credit borrowings	(52.1)	(58.3)
Proceeds of other debt	0.6	1.0
Proceeds from exercise of stock options	6.1	0.2

Net cash flows of financing activities	29.1	19.8

Effect of exchange rate changes on cash	0.3	(1.6)

Decrease in cash	(9.2)	(1.9)
Cash – beginning of period	72.2	36.4

Cash – end of period	$63.0	$34.5

Supplemental Information
Cash paid during the period for:
Income tax payments, net of refunds	$5.8	$(2.8)

Interest paid	$3.1	$2.4

Non-cash investing and financing activities:
Issuance of nonvested shares	$5.3	$1.5

Entrance into capital leases	$0.1	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(dollars in millions, share amounts in thousands)
(unaudited)

								Accumulated
					Add’l			Other	Other
	Preferred Stock		Common Stock		Paid in	Treasury	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Income/ (Loss)	Equity	Total
Balance, December 31, 2004	2,070	$103.5	39,336	$0.4	$144.1	$(51.0)	$86.4	$22.4	$(4.4)	$301.4
Comprehensive income:
Net income							9.0			9.0
Foreign currency translation adjustment								(8.4)		(8.4)
Unrealized investment loss								(0.4)		(0.4)
Gain on change in fair value of financial instruments, net of $0.4 tax expense								0.6		0.6

Comprehensive income										0.8
Preferred stock dividend							(1.5)			(1.5)
Issuance of nonvested shares			129		1.5				(1.5)	—
Exercise of stock options			23		0.2					0.2
Amortization of nonvested shares									0.2	0.2
Other	—	—	10	—	0.2	—	0.5	—	(0.1)	0.6

Balance, April 1, 2005	2,070	$103.5	39,498	$0.4	$146.0	$(51.0)	$94.4	$14.2	$(5.8)	$301.7

Balance, December 31, 2005	130	$6.5	49,520	$0.5	$246.3	$(52.2)	$103.8	$(6.8)	$(4.8)	$293.3

Comprehensive income:
Net income							21.4			21.4
Foreign currency translation adjustment								(0.2)		(0.2)
Unrealized investment gain								1.6		1.6
Gain on change in fair value of financial instruments, net of $1.7 tax expense								2.9		2.9

Comprehensive income										25.7
Preferred stock dividend							(0.1)			(0.1)
Reclass of unearned stock compensation					(4.8)				4.8	—
Issuance of nonvested shares			213							—
Stock option expense					0.2					0.2
Exercise of stock options			564		6.1					6.1
Treasury shares related to nonvested stock vesting			(22)			(0.5)				(0.5)
Amortization of nonvested shares					0.6					0.6
Excess tax benefits from stock-based compensation					3.3					3.3
Conversion of preferred stock	(28)	(1.4)	140		1.4					—
Other	—	—	11		0.1					0.1

Balance, March 31, 2006	102	$5.1	50,426	$0.5	$253.2	$(52.7)	$125.1	$(2.5)	$—	$328.7

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
1. General
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of General Cable Corporation and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three fiscal months ended March 31, 2006, are not necessarily indicative of results that may be expected for the full year. The December 31, 2005, condensed consolidated balance sheet amounts are derived from the audited financial statements but do not include all disclosures herein required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable’s 2005 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on November 8, 2006. The Company’s fiscal year end is December 31. The Company’s fiscal quarters consist of a 13-week period ending on the Friday nearest to the end of the calendar months of March, June and September.
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)-(Continued)
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
Stock-Based Compensation
General Cable has various plans which provide for granting options and common stock to certain employees and independent directors of the Company and its subsidiaries. Prior to the first quarter of 2006, the Company accounted for compensation expense related to such transactions using the “intrinsic value” based method under the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and its related interpretations and therefore recognized no compensation cost for stock options. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”) under the modified prospective transition method, and therefore, prior periods have not been retrospectively adjusted to include prior period compensation expense. The Company has applied SFAS 123(R) to new awards and to awards modified, repurchased or cancelled after January 1, 2006. Additionally, compensation cost for the portion of the awards for which the requisite service had not been rendered, that were outstanding as of January 1, 2006, is being recognized as the requisite service is rendered on or after January 1, 2006 (generally over the remaining vesting period). The compensation cost for that portion of awards has been based on the grant-date fair value of those awards as calculated previously for pro forma disclosures. General Cable’s equity compensation plans are described more fully in Note 11.
The following table illustrates the pro forma effect on net income and earnings per share for the three fiscal month period ended April 1, 2005 if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in millions, except per share data).

Three Fiscal
Months Ended
April 1, 2005
Net income as reported	$9.0
Less: preferred stock dividends	(1.5)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.2)

Pro forma net income for basic EPS computation	$7.3

Net income as reported	$9.0
Less: preferred stock dividends, if applicable	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.2)

Pro forma net income for diluted EPS computation	$8.8

Earnings per share:
Basic — as reported	$0.19
Basic — pro forma	$0.19

Diluted — as reported	$0.18
Diluted — pro forma	$0.17

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)-(Continued)
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
Earnings Per Share
Earnings per common share-basic is computed based on the weighted average number of common shares-basic outstanding. Earnings per common share-assuming dilution is computed based on the weighted average number of common shares-assuming dilution outstanding and the dilutive effect of stock options outstanding and the assumed conversion of the Company’s preferred stock, if applicable. See further discussion in Note 12.
Foreign Currency Translation
For operations outside the United States that prepare financial statements in currencies other than the U.S. dollar, results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at spot exchange rates at the end of the period. Foreign currency translation adjustments are included as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. The effects of changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated are recorded as foreign currency transaction gains (losses) in the condensed consolidated statements of operations. See further discussion in Note 4.
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
Notes to Condensed Consolidated Financial Statements (unaudited)-(Continued)
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
Notes to Condensed Consolidated Financial Statements (unaudited)-(Continued)
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
Pension Plans
The Company and certain of its subsidiaries have defined benefit pension plans covering certain of its domestic regular full-time employees and, to a lesser extent, international employees. Pension benefits are based on formulas that reflect the employees’ years of service and compensation during the employment period and participation in the plans. The pension expense recognized by the Company is determined using various assumptions, including the expected long-term rate of return on plan assets, the discount rate used to determine the present value of future pension benefits and the rate of compensation increases. See Note 9.
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
Notes to Condensed Consolidated Financial Statements (unaudited)-(Continued)
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
The Company provides for income taxes on all transactions that have been recognized in the Condensed Consolidated Financial Statements in accordance with SFAS No. 109. Accordingly, the impact of changes in income tax laws on deferred tax assets and deferred tax liabilities are recognized in net earnings in the period during which such changes are enacted.
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)-(Continued)
Derivative Financial Instruments
Derivative financial instruments are utilized to manage interest rate, commodity and foreign currency risk as it relates to both transactions and the Company’s net investment in its European operations. General Cable does not hold or issue derivative financial instruments for trading purposes. SFAS No. 133, “Accounting For Derivative Instruments and Hedging Activities,” as amended, requires that all derivatives be recorded on the balance sheet at fair value. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133, as applied to General Cable’s risk management strategies, may increase or decrease reported net income, and shareholders’ equity, or both, prospectively depending on changes in interest rates and other variables affecting the fair value of derivative instruments and hedged items, but will have no effect on cash flows or economic risk. See further discussion in Note 8.
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
Advertising Expense
Advertising expense consists of expenses relating to promoting the Company’s products, including trade shows, catalogs, and e-commerce promotions, and is charged to expense when incurred. Advertising expense was $1.5 million for each of the three fiscal months ended March 31, 2006 and April 1, 2005.
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)-(Continued)
3. Acquisitions and Divestitures
In the first quarter of 2005, the Company acquired certain assets of Draka Comteq’s business in North America for a purchase price of $7.5 million in cash, subject to post-closing adjustments. The Company incurred $0.1 million of costs and expenses associated with the acquisition. The assets acquired are located in Franklin, Massachusetts and manufacture electronics and datacom products. The assets acquired included machinery and equipment, inventory, prepaid assets and intangible assets, net of the assumption of trade payables. The purchase price has been allocated based on the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition. During the second quarter of 2005, the final purchase price was agreed with Draka resulting in a cash payment of approximately $0.2 million to the Company. The pro forma effects of the acquisition were not material.
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
A preliminary purchase price allocation based on the estimated fair values, or other measurements as applicable, of the assets acquired and the liabilities assumed at the date of acquisition is as follows (in millions at the prevailing exchange rate for that date):

As of
December 22, 2005
Cash	$1.4
Accounts receivable	113.5
Inventories	49.1
Prepaid expenses and other	8.4
Property, plant and equipment	24.5
Other noncurrent assets	2.8

Total assets	$199.7

Accounts payable	$43.1
Accrued liabilities	48.1
Other liabilities	12.0

Total liabilities	$103.2

The values of property, plant and equipment and intangible assets reflected above have been adjusted for the pro rata allocation (based on their relative fair values) of the excess of the fair value of acquired net assets over the cost of the acquisition. The Company has not yet finalized the income tax provision, deferred tax accounting and certain closing settlement adjustments in establishing the acquisition opening balance sheet. This valuation is expected to be completed during 2006, which could result in changes to the values assigned above to property, plant and equipment and intangible assets.
Intangible assets reflected above in “Other noncurrent assets” were determined by management to meet the criteria for recognition apart from goodwill and include the following (in millions at the prevailing exchange rate for that date):

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)-(Continued)

		Amortization
	Estimated Fair	Period
	Value	(in years)
Patents	$1.4	12.0

Total amortizable intangible assets	$1.4	12.0
Trademarks	$1.3

Total intangible assets	$2.7

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
The following table presents, in millions, actual unaudited consolidated results of operations for the Company for the three fiscal months ended March 31, 2006, including the operations of Silec® and presents the unaudited pro forma consolidated results of operations for the Company for the three fiscal months ended April 1, 2005 as though the acquisition of Silec® had been completed as of the beginning of that period. This pro forma information is intended to provide information regarding how the Company might have looked if the acquisition had occurred as of January 1, 2005. The pro forma adjustments represent management’s best estimates based on information available at the time the pro forma information was prepared and may differ from the adjustments that may actually have been required. Accordingly, the pro forma financial information should not be relied upon as being indicative of the historical results that would have been realized had the acquisition occurred as of the dates indicated or that may be achieved in the future.

	Unaudited Three Fiscal
	Months Ended
	March 31,	April 1,
	2006	2005
	(As reported)	(Pro forma)
Revenue	$804.3	$628.2

Net income applicable to common shareholders	$21.3	$8.0

Earnings per common share – assuming dilution	$0.41	$0.19

The pro forma results reflect immaterial pro forma adjustments for interest expense, depreciation and related income taxes in order to present the amounts on a purchase accounting adjusted basis. These pro forma results also include an estimated $1.2 million of corporate costs allocated by SAFRAN SA to Silec® during the three fiscal months ended April 1, 2005. Certain overhead costs previously incurred on behalf of and allocated to Silec® by SAFRAN SA are incurred directly by Silec® in 2006.
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
Notes to Condensed Consolidated Financial Statements (unaudited)-(Continued)
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

The December 31, 2005 balance represents previously accrued costs related to the Company’s discontinued operations and the closure of certain North American Electrical Infrastructure cable and Telecommunications and Networking manufacturing facilities in prior years. The utilization of these provisions in the first three fiscal months of 2006 was $0.4 million of severance and related costs and $0.2 million of facility closing costs.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)-(Continued)
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)-(Continued)
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
The term loan facility of €50 million is available in up to three tranches, with an interest rate of Euribor plus 0.8% to 1.5% depending on certain debt ratios. The term loan is repayable in fourteen semi-annual installments, maturing seven years following the draw down of each tranche. As of March 31, 2006, $36.4 million was drawn under this term loan facility, leaving undrawn availability of approximately $24.2 million.
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
Notes to Condensed Consolidated Financial Statements (unaudited)-(Continued)
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
Unrealized gains and losses on the derivative financial instruments discussed above are recorded in other comprehensive income (loss) until the underlying transaction occurs and is recorded in the income statement at which point such amounts included in other comprehensive income (loss) are recognized in earnings which generally will occur over periods less than one year. During the three fiscal months ended March 31, 2006, a $2.9 million gain was reclassified from accumulated other comprehensive income to the income statement. During the three fiscal months ended April 1, 2005, a $0.4 million gain was reclassified from accumulated other comprehensive income to the income statement.
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)-(Continued)
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)-(Continued)
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
The Company maintains a deferred compensation plan (“Deferred Compensation Plan”). This plan is available to directors and certain officers and managers of the Company. The plan allows participants to defer all or a portion of their directors’ fees and/or salary and annual bonuses, as applicable, and it permits participants to elect to contribute and defer all or any portion of their nonvested stock and stock awards. All deferrals to the participants’ accounts vest immediately; Company contributions vest according to the vesting schedules in the qualified plan, and nonvested stock vests according to the schedule designated by the award. The Company makes matching and retirement contributions (currently equal to 6%) of compensation paid over the maximum allowed for qualified pension benefits, whether or not the employee elects to defer any compensation. The Deferred Compensation Plan does not have dollar limits on tax-deferred contributions. The assets of the Deferred Compensation Plan are held in a Rabbi Trust (“Trust”) and, therefore, are available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency of the Company. Participants have the right to request that their account balance be determined by reference to specified investment alternatives (with the exception of the portion of the account which consists of deferred nonvested and subsequently vested stock). With certain exceptions, these investment alternatives are the same alternatives offered to participants in the General Cable Retirement and Savings Plan for Salaried Associates. In addition, participants have the right to request that the Plan Administrator re-allocate the deferral among available investment alternatives; provided, however that the Plan Administrator is not required to honor such requests. Distributions from the plan are generally made upon the participants’ termination as a director and/or employee, as applicable, of the Company. Participants receive payments from the plan in cash, either as a lump sum payment or through equal annual installments from between one and ten years, except for the nonvested and subsequently vested stock, which the participants receive in shares of General Cable stock. The Company accounts for the Deferred Compensation Plan in accordance with EITF 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested.”
Assets of the Trust, other than the nonvested and subsequently vested stock of the Company, are invested in funds covering a variety of securities and investment strategies, including a General Cable stock fund. Mutual funds available to participants are publicly quoted and reported at market value. The Company accounts for these investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Trust also holds nonvested and subsequently vested stock shares of the Company. The Company’s nonvested and subsequently vested stock that is held by the Trust has been accounted for in additional paid-in capital since the adoption of SFAS 123(R) on January 1, 2006, and prior to that date had been accounted for in other shareholders’ equity in the consolidated balance sheet, and the market value of this nonvested and subsequently vested stock was $20.7 million as of March 31, 2006 and $13.6 million as of December 31, 2005. The market value of the assets held by the Trust, exclusive of the market value of the shares of the Company’s nonvested and subsequently vested stock, at March 31, 2006 and December 31, 2005 was $10.0 million and $8.3 million, respectively, and is classified as “other non-current assets” in the consolidated balance sheet. Amounts payable to the plan participants at March 31, 2006 and December 31, 2005, excluding the market value of the shares of the Company’s nonvested and subsequently vested stock, was $10.0 million and $8.3 million, respectively, and is classified as “other liabilities” in the condensed consolidated balance sheet.
In accordance with EITF 97-14, all market value fluctuations of the Trust assets, exclusive of the shares of nonvested and subsequently vested stock of the Company, have been reflected in other comprehensive income (loss). Increases or decreases in the market value of the deferred compensation liability, excluding the shares of nonvested and subsequently vested stock of the Company held by the Trust, are included as compensation expense in the condensed consolidated statements of operations.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)-(Continued)
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

Other shareholders’ equity consisted of nonvested stock of $4.8 million at December 31, 2005. The nonvested stock amount was reclassed to additional paid-in capital as part of the adoption of SFAS 123(R). See Note 11 for details.
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)– (Continued)
General Cable currently has share-based compensation awards outstanding under three plans. These plans allow the Company to fulfill its incentive award obligations generally by granting nonqualified stock options and nonvested stock awards. New shares are issued when nonqualified stock options are exercised and when nonvested stock awards are granted. There have been no material modifications made to these plans during the three fiscal months ended March 31, 2006. On May 10, 2005, the General Cable Corporation 2005 Stock Incentive Plan (“2005 Plan”) was approved and replaced the two previous equity compensation plans, the 1997 Stock Incentive Plan and the 2000 Stock Option Plan. The Compensation Committee of the Board of Directors will no longer grant any awards under the previous plans but will continue to administer awards which were previously granted under the 1997 and 2000 plans. The 2005 Plan authorized a maximum of 1,800 thousand shares to be granted. Shares reserved for future grants, including options, under the 2005 Plan, approximated 1,447 thousand at March 31, 2006.
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
Additional information regarding options outstanding as of March 31, 2006 is as follows (options in thousands):

			Weighted
		Weighted	Average		Weighted
Range of	Options	Average	Remaining	Options	Average
Option Prices	Outstanding	Exercise Price	Contractual Life	Exercisable	Exercise Price
$0 - $7	847	$4.03	6.8 years	828	$4.00
$7 - $14	1,282	11.92	4.8 years	1,108	11.95
$14 - $21	115	14.25	3.4 years	115	14.24
$21 - $28	423	23.09	4.3 years	314	23.06
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
12. Earnings Per Common Share
A reconciliation of the numerator and denominator of earnings per common share — basic to earnings per common share — assuming dilution is as follows (in millions, except per share data):

	Three Fiscal Months Ended
	March 31,	April 1,
	2006	2005
Earnings per common share – basic:
Net income	$21.4	$9.0
Less: preferred stock dividends	(0.1)	(1.5)

Net income for basic EPS computation (1)	$21.3	$7.5

Weighted average shares outstanding for basic EPS computation (2)	50.0	39.2

Earnings per common share – basic	$0.43	$0.19

Earnings per common share – diluted:
Net income	$21.4	$9.0
Less: preferred stock dividends, if applicable	(0.1)	—

Net income for diluted EPS computation(1)	$21.3	$9.0

Weighted average shares outstanding	50.0	39.2
Dilutive effect of stock options and restricted stock units	1.1	1.2
Dilutive effect of assumed conversion of preferred stock, if applicable	0.5	10.3

Weighted average shares outstanding for diluted EPS computation(2)	51.6	50.7

Earnings per common share – diluted	$0.41	$0.18

(1)	Numerator

(2)	Denominator
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
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
Segment net sales represent sales to external customers. Segment operating income (loss), used in management’s evaluation of segment performance, represents income before interest income, interest expense, other income (expense), other financial costs or income taxes. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (see Note 2).
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
Summarized financial information for the Company’s reportable segments for the three fiscal months ended March 31, 2006 and April 1, 2005 is as follows (in millions).

	Three Fiscal Months
	Ended
	March 31,	April 1,
	2006	2005
Net sales:
North American Electric Utility	$172.6	$127.3
International Electric Utility	127.5	69.2
North American Portable Power and Control	65.0	48.7
North American Electrical Infrastructure	73.3	45.2
International Electrical Infrastructure	187.2	117.4
Transportation and Industrial Harnesses	28.7	29.9
Telecommunications	86.0	70.1
Networking	64.0	46.4

Total net sales	$804.3	$554.2

	Three Fiscal Months
	Ended
	March 31,	April 1,
	2006	2005
Operating income(loss):
North American Electric Utility	$6.2	$4.4
International Electric Utility	12.3	7.1
North American Portable Power and Control	4.1	0.3
North American Electrical Infrastructure	1.2	(3.6)
International Electrical Infrastructure	10.8	8.1
Transportation and Industrial Harnesses	3.8	5.0
Telecommunications	6.0	2.8
Networking	(2.2)	0.1

Total operating income	$42.2	$24.2

	As of
	March 31,	Dec. 31,
	2006	2005
Identifiable assets:
North American Electric Utility	$202.0	$187.2
International Electric Utility	307.6	286.5
North American Portable Power and Control	125.6	98.6
North American Electrical Infrastructure	107.1	93.6
International Electrical Infrastructure	355.9	331.9
Transportation and Industrial Harnesses	58.2	56.7
Telecommunications	137.9	133.1
Networking	177.7	168.7
Corporate	158.0	166.9

Total assets	$1,630.0	$1,523.2

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
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
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
In addition, Company subsidiaries have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by the Company. At March 31, 2006, there were approximately 7,800 non-maritime claims and 33,300 maritime asbestos claims outstanding. At both March 31, 2006 and December 31, 2005, General Cable had accrued, on a gross basis, approximately $5.6 million, and had recorded approximately $3.1 million of insurance recoveries for these lawsuits.
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
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
15. Supplemental Guarantor Information
General Cable Corporation and its material U.S. wholly-owned subsidiaries fully and unconditionally guarantee the $285.0 million of Senior Notes due 2010 of General Cable Corporation (the Issuer) on a joint and several basis. The following presents financial information about the Issuer, guarantor subsidiaries and non-guarantor subsidiaries in millions. All of the Company’s subsidiaries are “restricted subsidiaries” for purposes of the Senior Notes. Intercompany transactions are eliminated. Prior period amounts have been modified to reflect the removal of the Company’s Canadian businesses as guarantors due to the amendment of the Amended and Restated Credit Agreement. The presentation of the supplemental guarantor information has also been modified to reflect all investments in subsidiaries under the equity method. Net income (loss) of the subsidiaries accounted for under the equity method is therefore reflected in their parents’ investment accounts. The principle elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. The changes in presentation did not effect the Company’s consolidated financial position or consolidated results of operations, nor did the changes adversely impact compliance with debt covenants or ratios.
Condensed Statements of Operations
Three Fiscal Months Ended March 31, 2006

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$377.1	$427.2	$—	$804.3
Intercompany	12.2	—	—	(12.2)	—

	12.2	377.1	427.2	(12.2)	804.3

Cost of sales	—	330.5	376.2	—	706.7

Gross profit	12.2	46.6	51.0	(12.2)	97.6

Selling, general and administrative expenses	11.4	32.1	24.1	(12.2)	55.4

Operating income	0.8	14.5	26.9	—	42.2

Other income (expense)	—	(0.1)	0.9	—	0.8

Interest income (expense):
Interest expense	(6.4)	(15.4)	(1.5)	13.2	(10.1)
Interest income	12.5	0.1	1.1	(13.2)	0.5

	6.1	(15.3)	(0.4)	—	(9.6)

Income (loss) before income taxes	6.9	(0.9)	27.4	—	33.4
Income tax provision	(2.4)	(0.4)	(9.2)	—	(12.0)
Equity in net income of subsidiaries	16.9	18.2	—	(35.1)	—

Net income	21.4	16.9	18.2	(35.1)	21.4

Less: preferred stock dividends	(0.1)	—	—	—	(0.1)

Net income applicable to common shareholders	$21.3	$16.9	$18.2	$(35.1)	$21.3

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
Condensed Statements of Operations
Three Fiscal Months Ended April 1, 2005

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$302.5	$251.7	$—	$554.2
Intercompany	112.2	—	5.2	(117.4)	—

	112.2	302.5	256.9	(117.4)	554.2

Cost of sales	98.1	270.2	220.9	(102.4)	486.8

Gross profit	14.1	32.3	36.0	(15.0)	67.4

Selling, general and administrative expenses	12.5	26.7	19.0	(15.0)	43.2

Operating income	1.6	5.6	17.0	—	24.2
Other expense	—	—	(0.1)	—	(0.1)

Interest income (expense):
Interest expense	(7.4)	(11.3)	(1.5)	9.9	(10.3)
Interest income	9.5	—	0.8	(9.9)	0.4

	2.1	(11.3)	(0.7)	—	(9.9)

Income (loss) before income taxes	3.7	(5.7)	16.2	—	14.2
Income tax (provision) benefit	(1.3)	1.2	(5.1)	—	(5.2)
Equity in net income of subsidiaries	6.6	11.1	—	(17.7)	—

Net income (loss)	9.0	6.6	11.1	(17.7)	9.0

Less: preferred stock dividends	(1.5)	—	—	—	(1.5)

Net income (loss) applicable to common shareholders	$7.5	$6.6	$11.1	$(17.7)	$7.5

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
Condensed Balance Sheets
March 31, 2006

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$—	$6.6	$56.4	$—	$63.0
Receivables, net of allowances	—	208.2	425.4	—	633.6
Inventories	—	198.4	190.6	—	389.0
Deferred income taxes	—	41.7	0.2	—	41.9
Prepaid expenses and other	1.2	33.5	11.9	—	46.6

Total current assets	1.2	488.4	684.5	—	1,174.1

Property, plant and equipment, net	0.2	168.2	199.5	—	367.9
Deferred income taxes	4.8	42.6	5.1	—	52.5
Intercompany accounts	646.0	77.5	124.4	(847.9)	—
Investment in subsidiaries	13.3	315.4	—	(328.7)	—
Other non-current assets	7.5	22.2	5.8	—	35.5

Total assets	$673.0	$1,114.3	$1,019.3	$(1,176.6)	$1,630.0

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$173.1	$365.0	$—	$538.1
Accrued liabilities	9.3	62.2	117.8	—	189.3
Current portion of long-term debt	—	0.9	6.2	—	7.1

Total current liabilities	9.3	236.2	489.0	—	734.5

Long-term debt	285.0	147.4	32.8	—	465.2
Deferred income taxes	—	2.2	10.7	—	12.9
Intercompany accounts	37.2	662.2	148.5	(847.9)	—
Other liabilities	12.8	53.0	22.9	—	88.7

Total liabilities	344.3	1,101.0	703.9	(847.9)	1,301.3

Total shareholders’ equity (deficit)	328.7	13.3	315.4	(328.7)	328.7

Total liabilities and shareholders’ equity	$673.0	$1,114.3	$1,019.3	$(1,176.6)	$1,630.0

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
Condensed Statements of Cash Flows
Three Fiscal Months Ended March 31, 2006

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$8.2	$(17.1)	$(21.3)	$—	$(30.2)

Cash flows of investing activities:
Capital expenditures	—	(2.9)	(5.1)	—	(8.0)
Proceeds from properties sold	—	0.1	0.3	—	0.4
Intercompany accounts	(17.5)	—	—	17.5	—
Other, net	—	(0.8)	—	—	(0.8)

Net cash flows of investing activities	(17.5)	(3.6)	(4.8)	17.5	(8.4)

Cash flows of financing activities:
Preferred stock dividends paid	(0.1)	—	—	—	(0.1)
Excess tax benefits from stock-based compensation	3.3	—	—	—	3.3
Intercompany accounts	—	(0.2)	17.7	(17.5)	—
Proceeds from revolving credit borrowings	—	71.3	—	—	71.3
Repayments of revolving credit borrowings	—	(52.1)	—	—	(52.1)
Proceeds (repayments) of other debt	—	(0.1)	0.7	—	0.6
Proceeds from exercise of stock options	6.1	—	—	—	6.1

Net cash flows of financing activities	9.3	18.9	18.4	(17.5)	29.1

Effect of exchange rate changes on cash	—	(0.1)	0.4	—	0.3

Decrease in cash	—	(1.9)	(7.3)	—	(9.2)
Cash – beginning of period	—	8.5	63.7	—	72.2

Cash – end of period	$—	$6.6	$56.4	$—	$63.0

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
Condensed Statements of Cash Flows
Three Fiscal Months Ended April 1, 2005

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$5.5	$(9.0)	$(1.6)	$—	$(5.1)

Cash flows of investing activities:
Capital expenditures	—	(2.9)	(4.3)	—	(7.2)
Acquisitions, net of cash acquired	—	(7.5)	—	—	(7.5)
Intercompany accounts	(4.2)	—	—	4.2	—
Other, net	—	(0.4)	0.1	—	(0.3)

Net cash flows of investing activities	(4.2)	(10.8)	(4.2)	4.2	(15.0)

Cash flows of financing activities:
Preferred stock dividends paid	(1.5)	—	—	—	(1.5)
Intercompany accounts		4.3	(0.1)	(4.2)	—
Proceeds from revolving credit borrowings	—	78.4	—	—	78.4
Repayments of revolving credit borrowings	—	(58.3)	—	—	(58.3)
Proceeds of other debt	—	—	1.0	—	1.0
Proceeds from exercise of stock options	0.2	—	—	—	0.2

Net cash flows of financing activities	(1.3)	24.4	0.9	(4.2)	19.8

Effect of exchange rate changes on cash	—	—	(1.6)	—	(1.6)

Increase (decrease) in cash	—	4.6	(6.5)	—	(1.9)
Cash – beginning of period	0.1	3.1	33.2	—	36.4

Cash – end of period	$0.1	$7.7	$26.7	$—	$34.5

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
General
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of segments discussed in Note 13 to the condensed consolidated financial statements.
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
Certain statements in this report including without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures and the Company’s management’s beliefs, expectations or opinions, are forward-looking statements, and as such, General Cable desires to take advantage of the “safe harbor” which is offered such statements under the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those statements as a result of factors, risks and uncertainties over which the Company has no control. Such factors include those stated in Item 1A of the Company’s 2005 Annual Report on Form 10-K/A as filed with the SEC on November 8, 2006.
General Cable analyzes its worldwide operations in two geographic groups: 1) North America and 2) International. The International results for the three fiscal months ended March 31, 2006 include the Silec® business purchased in December 2005. Corporate charges, if any, represent non-recurring charges. The following table sets forth net sales and operating income by geographic group for the periods presented, in millions of dollars:

	Three Fiscal Months Ended
	March 31, 2006		April 1, 2005
	Amount	%	Amount	%
Net sales:
North America	$464.2	58%	$351.9	63%
International	340.1	42%	202.3	37%

Total net sales	$804.3	100%	$554.2	100%

Operating income:
North America	$20.3	48%	$8.1	33%
International	21.9	52%	16.1	67%

Subtotal	42.2	100%	24.2	100%

Corporate charges	—		—

Total operating income	$42.2		$24.2

Over 90% of net sales in the Company’s international operations are derived from electric utility and electrical infrastructure cable sales and the European business specifically is currently benefiting from strong demand for wire and cable used in residential applications, low voltage aluminum electric utility cables and low voltage rubber cables used in electrical infrastructure applications.
General Cable’s reported net sales are directly influenced by the price of copper, and to a lesser extent, aluminum. The price of copper and aluminum has historically been subject to considerable volatility. The daily selling price of copper cathode on the COMEX averaged $2.25 per pound in the first quarter of 2006 and $1.47 per pound in the first quarter of 2005 and the daily price of aluminum averaged $1.15 per pound in the first quarter of 2006 and $0.94 per pound in the first quarter of 2005. These copper and aluminum price increases are representative of both the North American and International markets. General Cable generally passes changes in copper and aluminum prices along to its customers, although there are timing delays of varying lengths depending upon the volatility of metals prices, the type of product, competitive conditions and particular customer arrangements. A significant portion of the Company’s electric utility and telecommunications business and, to a lesser extent, the Company’s electrical infrastructure business has metal escalators written into customer contracts under a variety of price setting and recovery formulas. The remainder of the Company’s business requires that the cost of higher metal prices be recovered through negotiated price increases with customers. In these instances, the ability to increase the Company’s selling prices may lag the movement in metal prices by a period of time as the customer price increases are implemented. As a result of this and a number of other practices intended to match copper and aluminum purchases with sales, profitability over time has historically not been significantly affected by changes in copper and aluminum prices, although 2003 and 2004 profitability was adversely impacted by rapid increases in raw material costs, including the cost of copper and aluminum. General Cable does not engage in speculative metals trading or other speculative activities.
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
In the International Electric Utility segment, the 2003 power outages in Europe emphasized the need to upgrade the power transmission infrastructure used by electric utilities, which may, over time, cause an increase in demand for the Company’s products. This segment continues to benefit from its competitors ongoing withdrawal of medium-voltage cable manufacturing capacity from the European market and from the trend in Europe to install power cables underground, which requires more highly engineered cables. Increased demand and selling prices for low-voltage aluminum and high-voltage aluminum cables also are currently being experienced. In addition, the Company’s recent acquisition of Silec® will benefit the continued growth of the Company’s International Electric Utility segment in Europe by expanding the Company’s high-voltage and extra high-voltage product offerings while also strengthening the Company’s material science, power connectivity and systems integration expertise.
In the North American Portable Power and Control segment, the Company saw strengthening demand throughout 2005 and the first quarter of 2006 as a direct result of a strong turnaround in industrial construction and maintenance spending in North America. This segment has experienced increased demand for products that support the mining market, and an improving pricing environment is also serving to offset increasing raw material costs.
In the North American Electrical Infrastructure segment, sales in North America have been heavily influenced by the level of industrial construction spending, and as a result of a strong turnaround in such spending, the Company experienced much higher demand for this segment’s products throughout 2005 and the first quarter of 2006. The North American Electrical Infrastructure segment also experienced increased demand for mining, oil, gas, and petrochemical market products, and the Company expects this trend to continue throughout 2006 partly in response to high oil prices which influences drilling and coal mining activity and investment in alternatives to oil. An improving pricing environment is also serving to offset increasing raw material costs.
In the International Electrical Infrastructure segment, sales in Europe and Asia Pacific have been heavily influenced by the level of residential and industrial construction spending, and as a result of a continuing turnaround in such spending in these regions, the Company experienced increased demand for this segment’s products throughout 2005 and the first quarter of 2006. The Company has also benefited from an increase in sales in construction cables that meet low-smoke, zero-halogen requirements in Europe. This segment has also experienced increased demand for mining, oil, gas, and petrochemical market products, and the Company’s recent acquisition of Silec® is anticipated to benefit the continued growth of the Company’s International Energy and Infrastructure segment in Europe.
In the Transportation and Industrial Harnesses segment, sales of the segment’s automotive products are heavily influenced by the general overall health of the economy, and sales are often stronger during slower economic times since aftermarket ignition wire sets are used to maintain and lengthen the life of automobiles. In fiscal 2005 and the first quarter of 2006, the Company did experience a slight decrease in demand for its ignition wire sets because of increased competition among retailers in the automotive aftermarket and a slight decrease in demand for industrial harnesses.
In the Telecommunications segment, over the last few years, demand for outside plant telecommunications cables has experienced a significant decline from historical levels. Overall demand for Telecommunications products from the Company’s traditional Regional Bell Operating Company (RBOC) customers has mostly declined over the last several quarters and may continue to decline, but the Company has temporarily benefited from the consolidation of competitors during 2004 and is also benefiting from the closure of its Bonham, Texas facility which is allowing the Company to better utilize its manufacturing assets. The Company anticipates, based on recent public announcements, further deployment of fiber optic products into the telephone network. Increased spending by the telephone companies on fiber deployment may negatively impact their purchases of the Company’s copper based telecommunications cable products, but may, to a lesser extent, positively impact their purchases of the Company’s fiber optic cable products. The negative impact on the purchase of copper based products may also be somewhat mitigated in that the Company believes it will benefit from the further investment in fiber broadband networks as some of its customers will most likely need to upgrade a portion of their copper network to support the fiber network.
In the Networking segment, during the early part of this decade, sales of Networking products decreased, primarily as a result of a weak market for switching/local area networking cables. The Company has benefited from the consolidation of competitors during 2004 and is also benefiting from the closure of its Dayville, Connecticut facility which is allowing the Company to better utilize its Networking manufacturing assets. In addition, the Company continues to see strong growth in the demand for networking cables that began in 2005.
In addition to the operating trends discussed in the previous paragraphs, the Company anticipates that the following trends may negatively affect the earnings of the Company during the rest of 2006. The impact of continued rising raw materials costs, including metals and insulating materials, and freight and energy costs has increased the Company’s working capital requirements, which has in turn increased the Company’s average outstanding debt level. While commodity prices climbed modestly during the first quarter, copper prices have sharply increased in recent weeks, and such a rapid increase may have the effect of reducing operating earnings, at least in the early part of the second quarter as the Company may not immediately recover such increases through price changes. The Company expects aluminum and copper rod supplies to be very tight globally due to seasonality and production and transportation problems within the refining industry, potentially causing even greater increases in raw material prices. Also, as a result of the purchase of Silec®, margin percentages, mostly in the International Electric Utility and International Electrical Infrastructure segments, will be diluted over the next few fiscal quarters due to the acquisition of revenues with minimal historical operating margins. The Company anticipates that the realization of operating efficiencies, synergies with the Company’s other European businesses and Lean Six Sigma initiatives will lessen this dilution as 2006 progresses. In addition, due to the anticipated continued rise in interest rates in the United States, the Company’s interest expense on its floating rate asset based revolver is expected to increase at least through the second quarter and possibly throughout all of 2006. This, however, is expected to be offset by the interest savings resulting from the U.S. dollar to Euro cross currency and interest rate swap agreement entered into in 2005. The agreement has a notional value of $150 million, or approximately 53% of the Company’s currently outstanding $285 million in Senior Notes. The swap has a term of just over two years with a maturity date that coincides with the earliest redemption date of the Senior Notes. This agreement lowers the Company’s borrowing cost by 200 basis points on the swapped portion of the Senior Notes, or approximately $3 million per year in interest expense. Cash interest savings for the first three fiscal months of 2006 was $0.8 million.
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
As part of General Cable’s ongoing efforts to reduce total operating costs, the Company continuously evaluates its ability to more efficiently utilize existing manufacturing capacity. Such evaluation includes the costs associated with and benefits to be derived from the combination of existing manufacturing assets into fewer plant locations and the possible outsourcing of certain manufacturing processes. During 2005, the Company closed certain of its Telecommunications and Networking manufacturing plants which resulted in a net $18.6 million charge in 2005 (none in the first three fiscal months of 2005). There were no charges recorded for closure costs for the three fiscal months ended March 31, 2006.
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
A preliminary purchase price allocation based on the estimated fair values, or other measurements as applicable, of the assets acquired and the liabilities assumed at the date of acquisition is as follows (in millions at the prevailing exchange rate for that date):

As of
December 22, 2005
Cash	$1.4
Accounts receivable	113.5
Inventories	49.1
Prepaid expenses and other	8.4
Property, plant and equipment	24.5
Other noncurrent assets	2.8

Total assets	$199.7

Accounts payable	$43.1
Accrued liabilities	48.1
Other liabilities	12.0

Total liabilities	$103.2

The values of property, plant and equipment and intangible assets reflected above have been adjusted for the pro rata allocation (based on their relative fair values) of the excess of the fair value of acquired net assets over the cost of the acquisition. The Company has not yet finalized the income tax provision, deferred tax accounting and certain closing settlement adjustments in establishing the acquisition opening balance sheet. This valuation is expected to be completed during 2006, which could result in changes to the values assigned above to property, plant and equipment and intangible assets.
Intangible assets reflected above in “Other noncurrent assets” were determined by management to meet the criteria for recognition apart from goodwill and include the following (in millions at the prevailing exchange rate for that date):

		Amortization
	Estimated Fair	Period
	Value	(in years)
Patents	$1.4	12.0

Total amortizable intangible assets	$1.4	12.0
Trademarks	$1.3

Total intangible assets	$2.7

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
The following table presents, in millions, actual unaudited consolidated results of operations for the Company for the three fiscal months ended March 31, 2006, including the operations of Silec® and presents the unaudited pro forma consolidated results of operations for the Company for the three fiscal months ended April 1, 2005 as though the acquisition of Silec® had been completed as of the beginning of that period. This pro forma information is intended to provide information regarding how the Company might have looked if the acquisition had occurred as of January 1, 2005. The pro forma adjustments represent management’s best estimates based on information available at the time the pro forma information was prepared and may differ from the adjustments that may actually have been required. Accordingly, the pro forma financial information should not be relied upon as being indicative of the historical results that would have been realized had the acquisition occurred as of the dates indicated or that may be achieved in the future.

	Unaudited Three Fiscal
	Months Ended
	March 31,	April 1,
	2006	2005
	(As reported)	(Pro forma)
Revenue	$804.3	$628.2

Net income applicable to common shareholders	$21.3	$8.0

Earnings per common share – assuming dilution	$0.41	$0.19

The pro forma results reflect immaterial pro forma adjustments for interest expense, depreciation and related income taxes in order to present the amounts on a purchase accounting adjusted basis. These pro forma results also include an estimated $1.2 million of corporate costs allocated by SAFRAN SA to Silec® during the three fiscal months ended April 1, 2005. Certain overhead costs previously incurred on behalf of and allocated to Silec® by SAFRAN SA are incurred directly by Silec® in 2006.
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
Critical Accounting Policies and Estimates
The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. A summary of significant accounting policies is provided in Note 2 to the Condensed Consolidated Financial Statements. The application of these policies requires management to make estimates and judgments that affect the amounts reflected in the financial statements. Management bases its estimates and judgments on historical experience, information that is available to management about current events and actions the Company may take in the future and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The most critical judgments impacting the financial statements include those policies described below. In addition, significant estimates and judgments are also involved in the valuation allowances for sales incentives and accounts receivable; legal, environmental, asbestos and customer reel deposit liabilities; assets and obligations related to other post-retirement benefits; and self insured workers’ compensation and health insurance reserves. Management believes these judgments have been materially accurate in the past and the basis for these judgments should not change significantly in the future. Management periodically evaluates and updates the estimates used in the application of its accounting policies, adjusts amounts in the financial statements as necessary and has discussed the development, selection and disclosure of these estimates with the Audit Committee of the Company’s Board of Directors.
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

The Company provides for income taxes on all transactions that have been recognized in the Condensed Consolidated Financial Statements in accordance with SFAS No. 109. Accordingly, the impact of changes in income tax laws on deferred tax assets and deferred tax liabilities are recognized in net earnings in the period during which such changes are enacted.
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

	Net Sales
	Three Fiscal Months Ended
	March 31, 2006		April 1, 2005
	Amount	%	Amount	%
North American Electric Utility	$172.6	21%	$127.3	23%
International Electric Utility	127.5	16%	69.2	13%
North American Portable Power and Control	65.0	8%	48.7	9%
North American Electrical Infrastructure	73.3	9%	45.2	8%
International Electrical Infrastructure	187.2	23%	117.4	21%
Transportation and Industrial Harnesses	28.7	4%	29.9	5%
Telecommunications	86.0	11%	70.1	13%
Networking	64.0	8%	46.4	8%

Total net sales	$804.3	100%	$554.2	100%

	Metal-Adjusted Net Sales
	Three Fiscal Months Ended
	March 31, 2006		April 1, 2005
	Amount	%	Amount	%
North American Electric Utility	$172.6	21%	$147.4	22%
International Electric Utility	127.5	16%	75.9	12%
North American Portable Power and Control	65.0	8%	57.4	9%
North American Electrical Infrastructure	73.3	9%	53.9	8%
International Electrical Infrastructure	187.2	23%	147.2	23%
Transportation and Industrial Harnesses	28.7	4%	30.1	5%
Telecommunications	86.0	11%	87.2	13%
Networking	64.0	8%	52.6	8%

Total metal-adjusted net sales	804.3	100%	651.7	100%

Metal adjustment	—		(97.5)

Total net sales	$804.3		$554.2

	Metal Pounds Sold
	Three Fiscal Months Ended
	March 31, 2006		April 1, 2005
	Pounds	%	Pounds	%
North American Electric Utility	57.1	28%	50.0	31%
International Electric Utility	32.4	16%	20.6	13%
North American Portable Power and Control	11.8	6%	11.1	7%
North American Electrical Infrastructure	14.9	7%	11.1	7%
International Electrical Infrastructure	53.4	27%	38.1	24%
Transportation and Industrial Harnesses	0.2	—%	0.1	—%
Telecommunications	22.5	11%	21.9	13%
Networking	9.3	5%	7.6	5%

Total metal pounds sold	201.6	100%	160.5	100%

Net sales increased 45% to $804.3 million in the first quarter of 2006 from $554.2 million in the first quarter of 2005. The net sales increase included $88.6 million of sales attributable to the newly acquired Silec® and Beru S.A. businesses. After adjusting 2005 net sales to reflect the $0.78 increase in the average monthly COMEX price per pound of copper and the $0.21 increase in the average aluminum rod price per pound in 2006, net sales increased 23% to $804.3 million, up from $651.7 million in 2005, and net sales increased 9.8% exclusive of sales attributable to Silec® and Beru S.A. when compared to 2005 metal-adjusted net sales. The increase in metal-adjusted net sales, exclusive of incremental sales from recent acquisitions, reflects an increase in sales volume, partially offset by the unfavorable impact of foreign currency exchange rate changes and the Company’s mixed success in increasing selling prices to offset higher metals costs experienced during the first quarter of 2006. Volume, as measured by metal pounds sold, increased 26% to 201.6 pounds as compared to 160.5 pounds in the first quarter of 2005 (13% excluding Silec®). Metal pounds sold is provided herein as the Company believes this metric to be a good measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. The change in metal-adjusted net sales other than that attributable to the 26% increase in metal pounds sold is a result of a 2%, or $13.5 million, unfavorable impact of foreign currency exchange rate changes and an approximate 1% decrease due to increased selling prices which did not fully recover higher metals costs and inflation on non-metals raw materials used in cable manufacturing, such as insulating compounds and steel and wood reels, as well as increased freight and energy costs.
The increase in metal-adjusted net sales reflects a 17% increase in the North American Electric Utility segment, a 68% increase in the International Electric Utility segment, a 13% increase in the North American Portable Power and Control segment, a 36% increase in the North American Electrical Infrastructure segment, a 27% increase in the International Electrical Infrastructure segment, and a 22% increase in the Networking segment. Partially offsetting these increases were a 5% decrease in the Transportation and Industrial Harnesses segment and a 1% decrease in the Telecommunications segment.
The 17%, or $25.2 million, increase in metal-adjusted net sales for the North American Electric Utility segment reflects an increase in volume of approximately 14%, or $19.8 million, as compared to the first quarter of 2005. An increase in demand occurred for bare aluminum transmission cable, representing an approximate increase of $3.8 million, and for medium-voltage distribution cable, representing an approximate increase of $9.4 million. The Company anticipates demand in this segment to remain strong due to the passage of energy legislation in the United States in 2005 aimed at improving the transmission grid infrastructure. A $2.4 million favorable impact from changes in foreign currency exchange rates, primarily between the U.S. and Canadian currencies, was included in the metal-adjusted net sales increase as well. The increase also reflects selling price increases in excess of higher metals costs experienced in the first quarter of 2006 of approximately $3.0 million as the Company attempted to recover inflation in its other cost inputs. The Company expects to continue to experience inflationary pressure on its raw material costs and plans to continue to increase selling prices to offset the negative effect of rising raw material costs to the extent that it is able.
The 68%, or $51.6 million, increase in metal-adjusted net sales for the International Electric Utility segment reflects an increase in volume of approximately 57%, or $43.6 million, as compared to the first quarter of 2005. An increase in demand occurred for low-voltage and high-voltage aluminum cables, increased wind farm projects and incremental volume equaling $40.6 million as a result of the Silec® acquisition. A $5.7 million unfavorable impact from changes in foreign currency exchange rates, primarily between the U.S. dollar and the Euro, partially offset the metal-adjusted net sales increase. However, the increase also reflects selling price increases in excess of higher metals costs experienced during the first quarter of 2006 of approximately $13.7 million as the Company attempted to recover inflation in its other cost inputs. As mentioned above, the Company expects inflationary pressure on its raw material costs to continue and the Company intends to offset the higher costs with additional price increases to the extent possible.
The 13%, or $7.6 million, increase in metal-adjusted net sales for the North American Portable Power and Control segment reflects an increase in volume of approximately 6%, or $2.6 million, as compared to the first quarter of 2005. The segment experienced strong demand for portable power cables and cord and strong demand for products with mining applications. The Company believes the improvement in this segment’s sales volume will continue for the foreseeable future in line with general economic activity. Selling price increases in excess of higher metals costs experienced during the first quarter of 2006 contributed approximately $4.6 million to the increase in metal-adjusted net sales as the Company attempted to recover inflation in its other cost inputs.
The 36%, or $19.4 million, increase in metal-adjusted net sales for the North American Electrical Infrastructure segment reflects an increase in volume of approximately 34%, or $18.0 million, as compared to the first quarter of 2005. This increase reflects a strong turnaround in industrial construction spending resulting in the Company experiencing much higher demand for this segment’s products in the first quarter of 2006. This segment also experienced increased demand for mining, oil, gas, and petrochemical market products, equaling approximately $11.1 million, and the Company expects this trend to continue throughout 2006 partly in response to high oil prices which influences drilling and coal mining activity and investment in alternatives to oil. The North American Electrical Infrastructure segment also experienced selling price increases in excess of higher metals costs experienced during the first quarter of 2006 of approximately $1.4 million as the Company attempted to recover inflation in its other cost inputs.
The 27%, or $40.0 million, increase in the metal-adjusted net sales for the International Electrical Infrastructure segment reflects an increase in volume of approximately 40%, or $59.1 million, as compared to the first quarter of 2005. This increase reflects the equivalent of $40.7 million in incremental volume from the Silec® acquisition and continued strong demand related to flexible zero-halogen construction cables in Europe. A $9.7 million unfavorable impact from changes in foreign currency exchange rates, primarily between the U.S. dollar and the Euro, partially offset the metal-adjusted net sales increase. Also partially offsetting the increases were selling price increases which only partially recovered higher costs of metals and other input costs experienced during the first quarter of 2006, resulting in a negative effect on metal-adjusted net sales of approximately $9.4 million as compared to the first quarter of 2005.
The 5%, or $1.4 million, decrease in the metal-adjusted net sales for the Transportation and Industrial Harnesses segment reflects a slight decrease in demand for the Company’s ignition wire sets as a result of increased competition among retailers in the automotive aftermarket and a slight decrease in demand for industrial harnesses.
The 1%, or $1.2 million, decrease in the metal-adjusted net sales for the Telecommunications segment reflects an increase in volume of approximately 3%, or $2.4 million, as compared to the first quarter of 2005 that was more than offset by contractual customer pricing which did not allow the Company to fully reflect the higher costs of metals and other input costs experienced in the first quarter of 2006 in its selling prices, resulting in a negative effect on metal-adjusted net sales of approximately $3.7 million. However, the Company was economically hedged against this exposure and the lower selling prices did not materially impact the Company’s financial results for the first quarter of 2006. The overall decrease in metal-adjusted net sales includes an overall decrease in demand for outside plant telecommunications cable from the Regional Bell Operating Companies (RBOC’s). Demand trends from the RBOC’s continue to be dependent on the selected strategy of their broadband rollout. Those favoring a copper/fiber hybrid model have been showing signs of demand strength, but those taking a fiber to the home strategy continue to show weakness in demand for copper products.
The 22%, or $11.4 million, increase in the metal-adjusted net sales for the Networking segment reflects an increase in volume of approximately 22%, or $11.5 million, as compared to 2004. The increase in the volume of sales is being driven by strong demand for high-end data networking cables and by demand for central office cables.
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
Operating Income
The following table sets forth operating income by segment, in millions of dollars.

	Operating Income
	Three Fiscal Months Ended,
	March 31, 2006		April 1, 2005
	Amount	%	Amount	%
North American Electric Utility	$6.2	15%	$4.4	18%
International Electric Utility	12.3	29%	7.1	29%
North American Portable Power and Control	4.1	10%	0.3	1%
North American Electrical Infrastructure	1.2	3%	(3.6)	(15)%
International Electrical Infrastructure	10.8	25%	8.1	34%
Transportation and Industrial Harnesses	3.8	9%	5.0	21%
Telecommunications	6.0	14%	2.8	12%
Networking	(2.2)	(5)%	0.1	—%

Total operating income	$42.2	100%	$24.2	100%

Operating income of $42.2 million for the first quarter of 2006 increased from $24.2 million in the first quarter of 2005. This increase is primarily the result of higher factory utilization and related efficiencies, higher sales volume and demand in most of the Company’s segments, increased selling prices to recover raw material costs, ongoing Lean manufacturing cost containment and efficiency efforts and approximately $0.6 million of operating earnings from the acquisitions of Silec® and Beru S.A. The increase is partially offset by a $1.3 million decrease due to the impact of foreign currency exchange rate changes as well as a $1.0 million charge from the settlement of a patent dispute with a competitor.
As compared to the first quarter of 2005, North American Electric Utility and International Electric Utility operating income, respectively, benefited from 14% and 57% increases in sales volume. Both segments also experienced selling price increases in excess of higher metals costs, and were further improved by continuing implementation of Lean Six Sigma cost saving initiatives. The increase in the operating margin of the International Electric Utility segment was somewhat negatively affected by the acquisition of revenues with minimal operating margins as a result of the acquisition of Silec®. This dilution of operating margins is expected to be reduced as 2006 progresses as a result of the Company realizing operating efficiencies and synergies between Silec® and the Company’s other European businesses.
North American Portable Power and Control operating income, as compared to the first quarter of 2005, benefited from a 6% increase in sales volume and from selling price increases in excess of higher metals costs. North American Electrical Infrastructure recorded the first operating income for this segment in several quarters due to a 34% increase in sales volume, from selling price increases in excess of higher metals costs and from a reduction in costs as a result of continued efficiency gains that were obtained through plant closures and realignments in prior periods and through the implementation of Lean Six Sigma manufacturing cost containment efforts. International Electrical Infrastructure operating income, as compared to the first quarter of 2005, increased due to a 40% increase in sales volume, which was partially offset by selling prices that did not fully recover the metals costs increases experienced in the first quarter of 2006. Efficient manufacturing and high utilization rates helped to improve manufacturing productivity, but the increase in the operating margin of the International Electrical Infrastructure segment was somewhat negatively affected by the acquisition of revenues with minimal operating margins as a result of the acquisition of Silec®. This dilution of operating margins is expected to be reduced as 2006 progresses as a result of realizing operating efficiencies and synergies between Silec® and the Company’s other European businesses. Transportation and Industrial Harnesses operating income decreased due to decreases in the sales volume of ignition wire sets for the automotive aftermarket.
Telecommunications operating income increased by 114% even though sales volume only increased by 3%. The operating income increased due to a reduction in costs as a result of efficiency gains that were obtained through a prior period plant rationalization and the continuing use of Lean Six Sigma manufacturing cost containment efforts. Networking operating results declined to a loss as compared to an operating profit in the first quarter of 2005. An increase in sales volume of 22% was more than offset by an increase in selling costs, most of which related to the patent settlement noted above.
Other Income (Expense)
Other income was $0.8 million in the first quarter of 2006 as compared to a $(0.1) million expense in the first quarter of 2005. The 2006 and 2005 other income (expense) amounts are comprised of foreign currency transaction gains (losses) which resulted from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated.
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
The following table sets forth net cash provided by (used in) operating activities by geographic group for the following periods (in millions):

	Three Fiscal Months Ended
	March 31,	April 1,
	2006	2005
North America	$(18.0)	$(14.3)
International	(12.2)	9.2

Total	$(30.2)	$(5.1)

Cash flow used by operating activities in the first three fiscal months of 2006 was $30.2 million. This reflects an $86.4 million increase in accounts receivable and a $15.7 million increase in inventories. The increase in accounts receivable reflects increased selling prices in response to increased raw material costs, increased sales volumes and the Company’s normal seasonal trend. Inventory has increased as a result of the Company’s need to service increased demand in its end markets. These cash outflows were partially offset by an increase in accounts payable, accrued and other liabilities of $32.2 million, a $3.2 million decrease in other assets and net income before depreciation and amortization, foreign currency exchange (gain) loss, deferred income taxes and loss on the disposal of property of $36.5 million. The increase in accounts payable, accrued and other liabilities is primarily due to an increase in accounts payable which reflects greater manufacturing activity and increased raw material costs in the first quarter of 2006 than that experienced near the end of 2005.
Cash flow used by investing activities was $8.4 million in the first three fiscal months of 2006, principally reflecting $8.0 million of capital expenditures. The Company anticipates capital spending to be approximately $50 million or more in 2006.
Cash flow provided by financing activities in the first three fiscal months of 2006 was $29.1 million. This reflects a net increase in borrowings under the Company’s revolving credit facility of $19.2 million, which was due primarily to higher working capital requirements as a result of seasonal demand as well as the higher cost of raw materials. The Company also received $6.1 million from the exercise of stock options, and $3.3 million was the excess tax benefit from stock-based compensation recognized upon the adoption of SFAS 123(R). These increases were partially offset by the payment of preferred stock dividends of $0.1 million.
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
On December 22, 2005, Grupo General Cable Sistemas, S.A., a wholly owned Spanish subsidiary of General Cable, entered into both a term loan facility and a revolving credit facility totaling €75 million. This combined facility was entered into to provide Euro-denominated borrowings to partly fund the subsidiary’s acquisition of Silec® and to provide funds for general corporate needs of the European business. See Note 3 to the condensed consolidated financial statements for more details on the acquisition of Silec®.
The term loan facility of €50 million is available in up to three tranches, with an interest rate of Euribor plus 0.8% to 1.5% depending on certain debt ratios. The term loan is repayable in fourteen semi-annual installments, maturing seven years following the draw down of each tranche. As of March 31, 2006, $36.4 million was drawn under this term loan facility, leaving undrawn availability of approximately $24.2 million.
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
As part of General Cable’s ongoing efforts to reduce total operating costs, the Company continuously evaluates its ability to more efficiently utilize existing manufacturing capacity. Such evaluation includes the costs associated with and benefits to be derived from the combination of existing manufacturing assets into fewer plant locations and the possible outsourcing of certain manufacturing processes. During 2005, the Company closed certain of its Telecommunications and Networking manufacturing plants which resulted in a net $18.6 million charge in 2005 (of which approximately $7.5 million were cash payments). There were no charges recorded for closure costs for the three fiscal months ended March 31, 2006 and April 1, 2005.
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
The principal U.S. operating subsidiary has unconditionally guaranteed the payments required to be made to the parties involved in the swap. The guarantee continues until the commitment under the swap has been paid in full, including principal plus interest, with the final amount due in November 2007. This subsidiary’s maximum exposure under this guarantee was approximately $174.6 million as of March 31, 2006, but the net exposure position was a favorable $4.0 million. As of March 31, 2006, the amount recorded in General Cable’s condensed consolidated financial statements for this liability was not significant.
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
Environmental Matters
The Company’s expenditures for environmental compliance and remediation amounted to approximately $0.4 million for the three fiscal months ended March 31, 2006, $1.5 million for all of 2005 and $1.4 million for all of 2004. In addition, certain of General Cable’s subsidiaries have been named as potentially responsible parties in proceedings that involve environmental remediation. The Company had accrued $2.1 million at March 31, 2006 for all environmental liabilities. In the Wassall acquisition of General Cable from American Premier Underwriters, American Premier indemnified the Company against certain environmental liabilities arising out of General Cable or its predecessors’ ownership or operation of properties and assets, which were identified during the seven-year period, ended June 2001. As part of the 1999 acquisition, BICC plc agreed to indemnify General Cable against environmental liabilities existing at the date of the closing of the purchase of the business. As part of the 2005 acquisition, SAFRAN SA agreed to indemnify General Cable against certain environmental liabilities existing at the date of the closing of the purchase of Silec®. The Company has agreed to indemnify Pirelli, Raychem HTS, Canada, Inc. and Southwire Company against certain environmental liabilities arising out of the operation of the divested businesses prior to the sale. The Raychem HTS indemnity ended in April 2006, and no outstanding claims exist under this expired indemnity. However, the indemnity the Company received from BICC plc related to the business sold to Pirelli terminated upon the sale of those businesses to Pirelli. While it is difficult to estimate future environmental liabilities, the Company does not currently anticipate any material adverse effect on results of operations, cash flows or financial position as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs.
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
In conjunction with the original filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as of March 31, 2006 and as required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006.
Subsequently, the Company announced that it would restate the segment disclosure information in its quarterly and annual filings. In connection with the filing of this Form 10-Q/A, the Company’s management, including its CEO and its CFO, reevaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2006. Based upon its re-evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006.
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
As mentioned in the Company’s 2005 Annual Report on Form 10-K/A as filed with the SEC on November 8, 2006, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not, and as of the date of this filing does not, include an assessment of certain elements of the internal control over financial reporting of Beru S.A. de C.V., acquired on December 30, 2005, and Silec Cable, acquired on December 22, 2005. Management has prepared an assessment plan and has begun the work that is required to review and document the internal controls of these acquired entities. The documentation of the internal controls will be carried out during the second quarter of 2006, with testing occurring in the third quarter and any needed remediation occurring during the third and fourth quarters. To date, the Company has not identified any issues related to the system of internal controls at the acquired entities. The Company’s annual assessment as of December 31, 2006, as required to be filed with the 2006 Annual Report on Form 10-K, will include all elements of the internal control over financial reporting for these acquired entities.
PART II. Other Information
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K/A.
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