Form 10-Q/A
period 2006-06-30
GENERAL CABLE CORP /DE/
filed 2006-11-08
CIK 886035

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
INDEX TO QUARTERLY REPORT
ON FORM 10-Q/A

EXPLANATORY NOTE
This Form 10-Q/A is being filed to restate the segment reporting footnote disclosure related to our operations. We have restated the accompanying unaudited condensed consolidated financial statements mainly to correct our segment disclosure for all periods presented to disaggregate our previously reported three reportable segments (Energy, Industrial & Specialty and Communications) to eight reportable segments (North American Electric Utility, International Electric Utility, North American Portable Power and Control, North American Electrical Infrastructure, International Electrical Infrastructure, Transportation and Industrial Harnesses, Telecommunications and Networking). See revised disclosures as discussed in Note 13 to the Unaudited Condensed Consolidated Financial Statements. Unless otherwise indicated, no information in this Form 10-Q/A has been updated for any subsequent information or events from the original filing.
For the convenience of the reader, this Form 10-Q/A sets forth the entire June 30, 2006 Quarterly Report on Form 10-Q. However, this Form 10-Q/A amends and restates only Items 1, 2 and 4 of Part I of the June 30, 2006 Form 10-Q, in each case mainly to restate our segment disclosures. The aforementioned changes to the Unaudited Condensed Consolidated Financial Statements have no effect on the Company’s financial position as of June 30, 2006 and December 31, 2005 or its results of operations and cash flows for the three and six fiscal months ended June 30, 2006 and July 1, 2005.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

	Three Fiscal Months Ended		Six Fiscal Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
Net sales	$987.1	$608.6	$1,791.4	$1,162.8
Cost of sales	857.6	537.3	1,564.3	1,024.1

Gross profit	129.5	71.3	227.1	138.7
Selling, general and administrative expenses	59.1	43.3	114.5	86.5

Operating income	70.4	28.0	112.6	52.2
Other income (expense)	0.2	—	1.0	(0.1)
Interest income (expense):
Interest expense	(12.3)	(10.6)	(22.4)	(20.9)
Interest income	0.7	1.5	1.2	1.9

	(11.6)	(9.1)	(21.2)	(19.0)

Income before income taxes	59.0	18.9	92.4	33.1
Income tax provision	(17.5)	(7.1)	(29.5)	(12.3)

Net income	41.5	11.8	62.9	20.8

Less: preferred stock dividends	(0.1)	(1.5)	(0.2)	(3.0)

Net income applicable to common shareholders	$41.4	$10.3	$62.7	$17.8

Earnings per share

Earnings per common share-basic	$0.81	$0.26	$1.24	$0.45

Weighted average common shares-basic	50.8	39.4	50.4	39.3

Earnings per common share-assuming dilution	$0.80	$0.23	$1.21	$0.41

Weighted average common shares-assuming dilution	52.2	50.9	51.8	50.8

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	June 30,	December 31,
	2006	2005
Assets
Current Assets:
Cash	$59.0	$72.2
Receivables, net of allowances of $10.3 million at June 30, 2006 and $8.6 million at December 31, 2005	791.7	542.9
Inventories	399.2	363.9
Deferred income taxes	47.6	41.9
Prepaid expenses and other	70.1	48.6

Total current assets	1,367.6	1,069.5

Property, plant and equipment, net	368.7	366.4
Deferred income taxes	54.5	52.5
Other non-current assets	33.3	34.8

Total assets	$1,824.1	$1,523.2

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$647.8	$472.3
Accrued liabilities	211.4	212.2
Current portion of long-term debt	20.0	6.4

Total current liabilities	879.2	690.9
Long-term debt	425.3	445.2
Deferred income taxes	13.1	13.4
Other liabilities	106.4	80.4

Total liabilities	1,424.0	1,229.9

Shareholders’ Equity:
Redeemable convertible preferred stock, at redemption value (liquidation preference of $50.00 per share):
June 30, 2006 — 101,949 shares
December 31, 2005 — 129,916 shares	5.1	6.5
Common stock, $0.01 par value, issued and outstanding shares:
June 30, 2006 — 51,078,781 (net of 4,998,730 treasury shares)
December 31, 2005 — 49,520,209 (net of 4,968,755 treasury shares)	0.6	0.5
Additional paid-in capital	269.4	246.3
Treasury stock	(53.0)	(52.2)
Retained earnings	166.5	103.8
Accumulated other comprehensive income (loss)	11.5	(6.8)
Other shareholders’ equity	—	(4.8)

Total shareholders’ equity	400.1	293.3

Total liabilities and shareholders’ equity	$1,824.1	$1,523.2

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Six Fiscal Months Ended
	June 30,	July 1,
	2006	2005
Cash flows of operating activities:
Net income	$62.9	$20.8
Adjustments to reconcile net income to net cash flows of operating activities:
Depreciation and amortization	25.5	22.2
Foreign currency exchange (gain) loss	(1.0)	0.1
Deferred income taxes	2.6	1.0
Loss on disposal of property	0.8	0.7
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Increase in receivables	(223.9)	(86.8)
Increase in inventories	(17.3)	(25.6)
(Increase) decrease in other assets	(7.3)	12.5
Increase in accounts payable, accrued and other liabilities	162.8	55.8

Net cash flows of operating activities	5.1	0.7

Cash flows of investing activities:
Capital expenditures	(22.6)	(15.7)
Proceeds from properties sold	0.4	0.1
Acquisitions, net of cash acquired	(13.7)	(7.4)
Other, net	1.6	(0.5)

Net cash flows of investing activities	(34.3)	(23.5)

Cash flows of financing activities:
Preferred stock dividends paid	(0.2)	(3.0)
Excess tax benefits from stock-based compensation	8.4	—
Proceeds from revolving credit borrowings	101.3	161.7
Repayments of revolving credit borrowings	(120.4)	(135.0)
Proceeds from other debt	9.7	2.7
Proceeds from exercise of stock options	14.8	0.5

Net cash flows of financing activities	13.6	26.9

Effect of exchange rate changes on cash	2.4	(4.9)

Decrease in cash	(13.2)	(0.8)
Cash — beginning of period	72.2	36.4

Cash — end of period	$59.0	$35.6

Supplemental Information
Cash paid during the period for:
Income tax payments, net of refunds	$15.8	$3.0

Interest paid	$19.4	$20.5

Non-cash investing and financing activities:
Issuance of nonvested shares	$5.5	$3.6

Entrance into capital leases	$0.1	$0.2

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
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
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

	Three Fiscal Months	Six Fiscal Months
	Ended	Ended
	July 1, 2005	July 1, 2005
Net income as reported	$11.8	$20.8
Less: preferred stock dividends	(1.5)	(3.0)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.2)	(0.4)

Pro forma net income for basic EPS computation	$10.1	$17.4

Net income as reported	$11.8	$20.8
Less: preferred stock dividends, if applicable	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.2)	(0.4)

Pro forma net income for diluted EPS computation	$11.6	$20.4

Earnings per share:
Basic — as reported	$0.26	$0.45
Basic — pro forma	$0.26	$0.44

Diluted — as reported	$0.23	$0.41
Diluted — pro forma	$0.23	$0.40

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
In determining the pro forma amounts above for the three and six fiscal months ended July 1, 2005 and the compensation cost related to options for the three and six fiscal months ended June 30, 2006, the fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	June 30,	July 1,
	2006	2005
Risk-free interest rate (a)	4.7%	3.7%
Expected dividend yield (b)	N/A	N/A
Expected option life (c)	4.6 years	5.5 years
Expected stock price volatility (d)	62.6%	45.3%
Weighted average fair value of options granted	$12.75	$5.56

(a)	Risk-free interest rate — This is the U.S. Treasury rate at the end of the period in which the option was granted having a term approximately equal to the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.

(b)	Expected dividend yield — The Company has not made any dividend payments on common stock since 2002 and it does not have plans to pay dividends on common stock in the foreseeable future. Any dividends paid in the future will decrease compensation expense.

(c)	Expected option life — This is the period of time over which the options granted are expected to remain outstanding and is based on historical experience. Options granted have a maximum term of ten years. An increase in expected life will increase compensation expense.

(d)	Expected stock price volatility — This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. The Company uses actual historical changes in the market value of the Company’s stock to calculate the volatility assumption as it is management’s belief that this is the best indicator of future volatility. An increase in the expected volatility will increase compensation expense.
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
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
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
The Company periodically evaluates the recoverability of the carrying amount of long-lived assets (including property, plant and equipment and intangible assets with determinable lives) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates events or changes in circumstances based mostly on actual historical operating results, but business plans, forecasts, general and industry trends and anticipated cash flows are also considered. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings. The Company also continually evaluates the estimated useful lives of all long-lived assets and, when warranted, revises such estimates based on current events. There were no impairment charges, including accelerated depreciation related to plant rationalizations, in the three and six fiscal months ended June 30, 2006, but there were accelerated depreciation charges of $3.0 million for the three and six fiscal months ended July 1, 2005. These charges were included in depreciation and amortization in the Condensed Consolidated Statements of Cash Flows.
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
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
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
Self-insurance
The Company is self-insured for certain employee medical benefits, workers’ compensation benefits, environmental and asbestos-related issues. The Company purchases stop-loss coverage in order to limit its exposure to any significant level of employee medical and workers’ compensation claims. Certain insurers are also partly responsible for coverage on many of the asbestos-related issues (see Note 14 for information relating to the release of one of these insurers during 2006). Self-

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred using the Company’s historical claims experience.
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
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
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

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
4. Other Income (Expense)
Other income (expense) includes foreign currency transaction gains or losses which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated. The Company recorded a $0.2 million gain during the three fiscal months ended June 30, 2006 and a $1.0 million gain during the six fiscal months ended June 30, 2006 resulting from foreign currency transaction gains. The Company recorded an insignificant amount during the three fiscal months ended July 1, 2005 and a $0.1 million loss during the six fiscal months ended July 1, 2005 resulting from foreign currency transaction losses.
5. Inventories
Inventories consisted of the following (in millions):

	June 30,	December 31,
	2006	2005
Raw materials	$43.3	$40.6
Work in process	78.5	56.2
Finished goods	277.4	267.1

Total	$399.2	$363.9

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
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
6. Restructuring Charges
Changes in accrued restructuring costs were as follows (in millions):

	Severance and	Facility Closing
	Related Costs	Costs	Total
Balance, December 31, 2005	$1.0	$0.5	$1.5
Provisions, net	(0.2)	—	(0.2)
Utilization	(0.7)	(0.3)	(1.0)

Balance, June 30, 2006	$0.1	$0.2	$0.3

The December 31, 2005 balance represents previously accrued costs related to the Company’s discontinued operations and the closure of North American Electrical Infrastructure, Telecommunications and Networking manufacturing facilities in prior years. The utilization of these provisions in the three and six fiscal months ended June 30, 2006 was $0.3 million and $0.7 million, respectively, of severance and related costs and $0.1 million and $0.3 million, respectively, of facility closing costs.
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
provide Euro-denominated borrowings to partly fund the subsidiary’s acquisition of Silec® and to provide funds for general corporate needs of the European business. See Note 3 for more details on the acquisition of Silec®.
The term loan facility of €50 million is available in up to three tranches, with an interest rate of Euribor plus 0.8% to 1.5% depending on certain debt ratios. The term loan is repayable in fourteen semi-annual installments, maturing seven years following the draw down of each tranche. As of June 30, 2006, the U.S. dollar equivalent of $35.6 million was drawn under this term loan facility, leaving undrawn availability of approximately $25.6 million.
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
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
Unrealized gains and losses on the derivative financial instruments discussed above are recorded in other comprehensive income (loss) until the underlying transaction occurs and is recorded in the income statement at which point such amounts included in other comprehensive income (loss) are recognized in earnings which generally will occur over periods less than one year. During the three and six fiscal months ended June 30, 2006, a $2.6 million gain and a $5.5 million gain, respectively, was reclassified from accumulated other comprehensive income to the income statement. During the three and six fiscal months ended July 1, 2005, a $0.8 million gain and an $1.2 million gain, respectively, was reclassified from accumulated other comprehensive income to the income statement.
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
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
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
The Company maintains a deferred compensation plan (“Deferred Compensation Plan”). This plan is available to directors and certain officers and managers of the Company. The plan allows participants to defer all or a portion of their directors’ fees and/or salary and annual bonuses, as applicable, and it permits participants to elect to contribute and defer all or any portion of their nonvested stock, restricted stock and stock awards. All deferrals to the participants’ accounts vest

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
immediately; Company contributions vest according to the vesting schedules in the qualified plan, and nonvested stock and restricted stock vests according to the schedule designated by the award. The Company makes matching and retirement contributions (currently equal to 6%) of compensation paid over the maximum allowed for qualified pension benefits, whether or not the employee elects to defer any compensation. The Deferred Compensation Plan does not have dollar limits on tax-deferred contributions. The assets of the Deferred Compensation Plan are held in a Rabbi Trust (“Trust”) and, therefore, are available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency of the Company. Participants have the right to request that their account balance be determined by reference to specified investment alternatives (with the exception of the portion of the account which consists of deferred nonvested and subsequently vested stock and restricted stock). With certain exceptions, these investment alternatives are the same alternatives offered to participants in the General Cable Retirement and Savings Plan for Salaried Associates. In addition, participants have the right to request that the Plan Administrator re-allocate the deferral among available investment alternatives; provided, however that the Plan Administrator is not required to honor such requests. Distributions from the plan are generally made upon the participants’ termination as a director and/or employee, as applicable, of the Company. Participants receive payments from the plan in cash, either as a lump sum payment or through equal annual installments from between one and ten years, except for the nonvested and subsequently vested stock and restricted stock, which the participants receive in shares of General Cable stock. The Company accounts for the Deferred Compensation Plan in accordance with EITF 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested.”
Assets of the Trust, other than the nonvested and subsequently vested stock of the Company, are invested in funds covering a variety of securities and investment strategies, including a General Cable stock fund. Mutual funds available to participants are publicly quoted and reported at market value. The Company accounts for these investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Trust also holds nonvested and subsequently vested stock and restricted stock shares of the Company. The Company’s nonvested and subsequently vested stock and restricted stock that is held by the Trust has been accounted for in additional paid-in capital since the adoption of SFAS 123(R) on January 1, 2006, and prior to that date had been accounted for in other shareholders’ equity in the consolidated balance sheet, and the market value of this nonvested and subsequently vested stock and restricted stock was $24.3 million as of June 30, 2006 and $13.6 million as of December 31, 2005. The market value of the assets held by the Trust, exclusive of the market value of the shares of the Company’s nonvested and subsequently vested stock and restricted stock, at June 30, 2006 and December 31, 2005 was $10.6 million and $8.3 million, respectively, and is classified as “other non-current assets” in the condensed consolidated balance sheet. Amounts payable to the plan participants at June 30, 2006 and December 31, 2005, excluding the market value of the shares of the Company’s nonvested and subsequently vested stock and restricted stock, was $10.6 million and $8.3 million, respectively, and is classified as “other liabilities” in the condensed consolidated balance sheet.
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
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
11. Share-Based Compensation
The adoption of SFAS 123(R)’s fair value method has resulted in share-based expense in the amount of $0.5 million and $0.7 million, respectively, related to stock options for the three and six fiscal months ended June 30, 2006, which is included as a component of selling, general and administrative expenses. No compensation expense related to stock options was recorded during the three and six fiscal months ended July 1, 2005 under APB 25. In addition, the Company continued to record compensation expense related to nonvested stock awards as a component of selling, general and administrative expense. The three and six fiscal months ended June 30, 2006 included $0.6 million and $0.9 million, respectively, of compensation costs related to performance-based nonvested stock awards (as compared to $0.2 million and $0.3 million, respectively, for the three and six fiscal months ended July 1, 2005) and $1.3 million and $1.6 million, respectively, related to all other nonvested stock awards (as compared to $0.1 million and $0.2 million, respectively, for the three and six fiscal months ended July 1, 2005). For the three and six fiscal months ended June 30, 2006, all share-based compensation costs lowered pre-tax earnings by $2.4 million and $3.3 million, respectively, lowered net income by $1.6 million and $2.1 million, respectively, and lowered basic and diluted earnings per share by $0.03 per share and $0.04 per share, respectively.
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
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
Additional information regarding options outstanding as of June 30, 2006 is as follows (options in thousands):

			Weighted
		Weighted	Average		Weighted
Range of	Options	Average	Remaining	Options	Average
Option Prices	Outstanding	Exercise Price	Contractual Life	Exercisable	Exercise Price
$ 0 - $ 7	737	$4.04	6.6 years	718	$4.00
$ 7 - $14	923	11.76	5.3 years	750	11.77
$14 - $21	67	14.30	3.2 years	66	14.28
$21 - $28	277	23.32	5.0 years	168	23.40
$28 - $35	1	31.98	9.8 years	—	—
Nonvested Stock
The majority of the nonvested stock awards issued under the 2005 Plan are restricted as to transferability and salability with these restrictions being removed in equal annual installments over the five-year period following the grant date. The majority

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
12. Earnings Per Common Share
A reconciliation of the numerator and denominator of earnings per common share-basic to earnings per common share — assuming dilution is as follows (in millions, except per share data):

	Three Fiscal Months Ended		Six Fiscal Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
Earnings per common share — basic:
Net income	$41.5	$11.8	$62.9	$20.8
Less: preferred stock dividends	(0.1)	(1.5)	(0.2)	(3.0)

Net income for basic EPS computation (1)	$41.4	$10.3	$62.7	$17.8

Weighted average shares outstanding for basic EPS computation (2)	50.8	39.4	50.4	39.3

Earnings per common share — basic	$0.81	$0.26	$1.24	$0.45

Earnings per common share — diluted:
Net income	$41.5	$11.8	$62.9	$20.8
Less: preferred stock dividends, if applicable	—	—	—	—

Net income for diluted EPS computation(1)	$41.5	$11.8	$62.9	$20.8

Weighted average shares outstanding	50.8	39.4	50.4	39.3
Dilutive effect of stock options and restricted stock units	0.9	1.2	0.9	1.2
Dilutive effect of assumed conversion of preferred stock, if applicable	0.5	10.3	0.5	10.3

Weighted average shares outstanding for diluted EPS computation(2)	52.2	50.9	51.8	50.8

Earnings per common share — diluted	$0.80	$0.23	$1.21	$0.41

(1)	Numerator

(2)	Denominator
The earnings per common share — assuming dilution computation excludes the impact of an insignificant amount of stock options in the three and six fiscal months ended June 30, 2006 and 1.0 million and 1.5 million, respectively, of stock options and restricted stock units in the three and six fiscal months ended July 1, 2005 because their impact was anti-dilutive.
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
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
Segment net sales represent sales to external customers. Segment operating income (loss), used in management’s evaluation of segment performance, represents income before interest income, interest expense, other income (expense), other financial costs or income taxes. The operating loss included in corporate for the three and six fiscal months ended July 1, 2005 consisted of a $3.5 million charge related to the rationalization of certain of the Company’s telecommunications and networking cable manufacturing facilities. The Company has recorded the operating items discussed above in the corporate heading rather than reflect such items in the eight segments’ operating income because they are not considered in the operating performance evaluation of the eight segments by the Company’s chief operating decision-maker, its Chief Executive Officer. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (see Note 2).
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Summarized financial information for the Company’s reportable segments for the three fiscal months and six fiscal months ended June 30, 2006 and July 1, 2005 and as of June 30, 2006 and December 31, 2005 is as follows (in millions).

	Three Fiscal Months Ended
	June 30,	July 1,
	2006	2005
Net sales:
North American Electric Utility	$216.2	$143.8
International Electric Utility	143.3	68.6
North American Portable Power and Control	85.6	61.0
North American Electrical Infrastructure	82.7	49.3
International Electrical Infrastructure	244.2	112.0
Transportation and Industrial Harnesses	30.6	29.8
Telecommunications	100.3	89.0
Networking	84.2	55.1

Total net sales	$987.1	$608.6

	Three Fiscal Months Ended
	June 30,	July 1,
	2006	2005
Operating income(loss):
North American Electric Utility	$14.1	$6.4
International Electric Utility	11.1	8.5
North American Portable Power and Control	6.4	1.8
North American Electrical Infrastructure	3.4	(2.2)
International Electrical Infrastructure	17.1	5.0
Transportation and Industrial Harnesses	3.9	5.9
Telecommunications	12.5	6.3
Networking	1.9	(0.2)

Subtotal	70.4	31.5
Corporate	—	(3.5)

Total operating income	$70.4	$28.0

	Six Fiscal Months Ended
	June 30,	July 1,
	2006	2005
Net sales:
North American Electric Utility	$388.8	$271.1
International Electric Utility	270.8	137.8
North American Portable Power and Control	150.6	109.7
North American Electrical Infrastructure	156.0	94.5
International Electrical Infrastructure	431.4	229.4
Transportation and Industrial Harnesses	59.3	59.7
Telecommunications	186.3	159.1
Networking	148.2	101.5

Total net sales	$1,791.4	$1,162.8

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

	Six Fiscal Months Ended
	June 30,	July 1,
	2006	2005
Operating income(loss):
North American Electric Utility	$20.3	$10.8
International Electric Utility	23.4	15.6
North American Portable Power and Control	10.5	2.1
North American Electrical Infrastructure	4.6	(5.8)
International Electrical Infrastructure	27.9	13.1
Transportation and Industrial Harnesses	7.7	10.9
Telecommunications	18.5	9.1
Networking	(0.3)	(0.1)

Subtotal	112.6	55.7
Corporate	—	(3.5)

Total operating income	$112.6	$52.2

	As of
	June 30,	Dec. 31,
	2006	2005
Identifiable assets:
North American Electric Utility	$223.2	$187.2
International Electric Utility	360.4	286.5
North American Portable Power and Control	141.4	98.6
North American Electrical Infrastructure	112.1	93.6
International Electrical Infrastructure	416.9	331.9
Transportation and Industrial Harnesses	60.5	56.7
Telecommunications	153.4	133.1
Networking	195.7	168.7
Corporate	160.5	166.9

Total assets	$1,824.1	$1,523.2

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
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
In addition, Company subsidiaries have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by the Company. At June 30, 2006, there were approximately 7,550 non-maritime claims and 33,300 maritime asbestos claims outstanding. At June 30, 2006 and December 31, 2005, General Cable had accrued, on a gross basis, approximately $5.6 million for these lawsuits. At June 30, 2006 and December 31, 2005, General Cable had recorded insurance recoveries of approximately $0.5 million and $3.1 million, respectively, related to the asbestos lawsuits. The recorded insurance recoveries decreased during 2006 mainly due to the $3.0 million settlement in cash for the resolution of an insurer’s obligations for coverage of asbestos liabilities under a series of insurance policies issued to the Company that effectively removed the insurance company’s responsibilities, thus reducing the expected insurance recoveries balance.
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
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
Condensed Statements of Operations
Three Fiscal Months Ended June 30, 2006

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$478.1	$509.0	$—	$987.1
Intercompany	13.5	—	—	(13.5)	—

	13.5	478.1	509.0	(13.5)	987.1
Cost of sales	—	411.1	446.5	—	857.6

Gross profit	13.5	67.0	62.5	(13.5)	129.5
Selling, general and administrative expenses	12.6	32.5	27.5	(13.5)	59.1

Operating income	0.9	34.5	35.0	—	70.4
Other income	—	—	0.2	—	0.2
Interest income (expense):
Interest expense	(8.8)	(15.1)	(2.0)	13.6	(12.3)
Interest income	12.8	0.2	1.3	(13.6)	0.7

	4.0	(14.9)	(0.7)	—	(11.6)

Income before income taxes	4.9	19.6	34.5	—	59.0
Income tax provision	(1.7)	(5.0)	(10.8)	—	(17.5)
Equity in net income of subsidiaries	38.3	23.7	—	(62.0)	—

Net income	41.5	38.3	23.7	(62.0)	41.5

Less: preferred stock dividends	(0.1)	—	—	—	(0.1)

Net income applicable to common shareholders	$41.4	$38.3	$23.7	$(62.0)	$41.4

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Condensed Statements of Operations
Six Fiscal Months Ended June 30, 2006

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$855.2	$936.2	$—	$1,791.4
Intercompany	25.7	—	—	(25.7)	—

	25.7	855.2	936.2	(25.7)	1,791.4

Cost of sales	—	741.6	822.7	—	1,564.3

Gross profit	25.7	113.6	113.5	(25.7)	227.1

Selling, general and administrative expenses	24.0	64.6	51.6	(25.7)	114.5

Operating income	1.7	49.0	61.9	—	112.6

Other income (expense)	—	(0.1)	1.1	—	1.0

Interest income (expense):
Interest expense	(15.2)	(30.5)	(3.5)	26.8	(22.4)
Interest income	25.3	0.3	2.4	(26.8)	1.2

	10.1	(30.2)	(1.1)	—	(21.2)

Income before income taxes	11.8	18.7	61.9	—	92.4
Income tax provision	(4.1)	(5.4)	(20.0)	—	(29.5)
Equity in net income of subsidiaries	55.2	41.9	—	(97.1)	—

Net income	62.9	55.2	41.9	(97.1)	62.9

Less: preferred stock dividends	(0.2)	—	—	—	(0.2)

Net income applicable to common shareholders	$62.7	$55.2	$41.9	$(97.1)	$62.7

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Condensed Statements of Operations
Three Fiscal Months Ended July 1, 2005

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$352.4	$256.2	$—	$608.6
Intercompany	117.6	—	5.4	(123.0)	—

	117.6	352.4	261.6	(123.0)	608.6

Cost of sales	101.3	313.7	227.8	(105.5)	537.3

Gross profit	16.3	38.7	33.8	(17.5)	71.3

Selling, general and administrative expenses	14.1	29.7	17.0	(17.5)	43.3

Operating income	2.2	9.0	16.8	—	28.0
Other income (expense)	—	(0.1)	0.1	—	—

Interest income (expense):
Interest expense	(7.3)	(11.8)	(0.6)	9.1	(10.6)
Interest income	10.0	(0.1)	0.7	(9.1)	1.5

	2.7	(11.9)	0.1	—	(9.1)

Income (loss) before income taxes	4.9	(3.0)	17.0	—	18.9
Income tax (provision) benefit	(1.7)	1.0	(6.4)	—	(7.1)
Equity in net income of subsidiaries	8.6	10.6	—	(19.2)	—

Net income (loss)	11.8	8.6	10.6	(19.2)	11.8

Less: preferred stock dividends	(1.5)	—	—	—	(1.5)

Net income (loss) applicable to common shareholders	$10.3	$8.6	$10.6	$(19.2)	$10.3

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Condensed Statements of Operations
Six Fiscal Months Ended July 1, 2005

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$654.9	$507.9	$—	$1,162.8
Intercompany	229.8	—	10.6	(240.4)	—

	229.8	654.9	518.5	(240.4)	1,162.8

Cost of sales	199.4	583.9	448.7	(207.9)	1,024.1

Gross profit	30.4	71.0	69.8	(32.5)	138.7

Selling, general and administrative expenses	26.6	56.4	36.0	(32.5)	86.5

Operating income	3.8	14.6	33.8	—	52.2

Other expense	—	(0.1)	—	—	(0.1)

Interest income (expense):
Interest expense	(14.7)	(23.1)	(2.1)	19.0	(20.9)
Interest income	19.5	(0.1)	1.5	(19.0)	1.9

	4.8	(23.2)	(0.6)	—	(19.0)

Income (loss) before income taxes	8.6	(8.7)	33.2	—	33.1
Income tax (provision) benefit	(3.0)	2.2	(11.5)	—	(12.3)
Equity in net income of subsidiaries	15.2	21.7	—	(36.9)	—

Net income (loss)	20.8	15.2	21.7	(36.9)	20.8

Less: preferred stock dividends	(3.0)	—	—	—	(3.0)

Net income (loss) applicable to common shareholders	$17.8	$15.2	$21.7	$(36.9)	$17.8

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Condensed Balance Sheets
June 30, 2006

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$0.1	$9.4	$49.5	$—	$59.0
Receivables, net of allowances	—	254.5	537.2	—	791.7
Inventories	—	185.3	213.9	—	399.2
Deferred income taxes	—	42.2	5.4	—	47.6
Prepaid expenses and other	1.3	52.0	16.8	—	70.1

Total current assets	1.4	543.4	822.8	—	1,367.6

Property, plant and equipment, net	0.1	166.1	202.5	—	368.7
Deferred income taxes	11.9	36.1	6.5	—	54.5
Intercompany accounts	659.0	61.1	128.6	(848.7)	—
Investment in subsidiaries	68.6	347.8	—	(416.4)	—
Other non-current assets	7.0	21.7	4.6	—	33.3

Total assets	$748.0	$1,176.2	$1,165.0	$(1,265.1)	$1,824.1

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$205.7	$442.1	$—	$647.8
Accrued liabilities	3.4	74.3	133.7	—	211.4
Current portion of long-term debt	—	0.9	19.1	—	20.0

Total current liabilities	3.4	280.9	594.9	—	879.2

Long-term debt	285.0	108.7	31.6	—	425.3
Deferred income taxes	—	2.2	10.9	—	13.1
Intercompany accounts	36.7	659.6	152.4	(848.7)	—
Other liabilities	22.8	56.2	27.4	—	106.4

Total liabilities	347.9	1,107.6	817.2	(848.7)	1,424.0

Total shareholders’ equity (deficit)	400.1	68.6	347.8	(416.4)	400.1

Total liabilities and shareholders’ equity	$748.0	$1,176.2	$1,165.0	$(1,265.1)	$1,824.1

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Condensed Statements of Cash Flows
Six Fiscal Months Ended June 30, 2006

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$17.0	$21.7	$(33.6)	$—	$5.1

Cash flows of investing activities:
Capital expenditures	—	(7.3)	(15.3)	—	(22.6)
Proceeds from properties sold	—	0.1	0.3	—	0.4
Acquisitions, net of cash acquired	—	—	(13.7)	—	(13.7)
Intercompany accounts	(39.9)	—	—	39.9	—
Other, net	—	1.6	—	—	1.6

Net cash flows of investing activities	(39.9)	(5.6)	(28.7)	39.9	(34.3)

Cash flows of financing activities:
Preferred stock dividends paid	(0.2)	—	—	—	(0.2)
Excess tax benefits from stock-based compensation	8.4	—	—	—	8.4
Intercompany accounts		4.4	35.5	(39.9)	—
Proceeds from revolving credit borrowings	—	101.3	—	—	101.3
Repayments of revolving credit borrowings	—	(120.4)	—	—	(120.4)
Proceeds (repayments) of other debt	—	(0.5)	10.2	—	9.7
Proceeds from exercise of stock options	14.8	—	—	—	14.8

Net cash flows of financing activities	23.0	(15.2)	45.7	(39.9)	13.6

Effect of exchange rate changes on cash	—	—	2.4	—	2.4

Increase (decrease) in cash	0.1	0.9	(14.2)	—	(13.2)
Cash — beginning of period	—	8.5	63.7	—	72.2

Cash — end of period	$0.1	$9.4	$49.5	$—	$59.0

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Condensed Statements of Cash Flows
Six Fiscal Months Ended July 1, 2005

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$2.5	$(6.9)	$5.1	$—	$0.7

Cash flows of investing activities:
Capital expenditures	—	(5.7)	(10.0)	—	(15.7)
Proceeds from properties sold	—	—	0.1	—	0.1
Acquisitions, net of cash acquired	—	(7.4)	—	—	(7.4)
Other, net	—	(0.5)	—	—	(0.5)

Net cash flows of investing activities	—	(13.6)	(9.9)	—	(23.5)

Cash flows of financing activities:
Preferred stock dividends paid	(3.0)	—	—	—	(3.0)
Intercompany accounts	—	(1.5)	1.5	—	—
Proceeds from revolving credit borrowings	—	161.7	—	—	161.7
Repayments of revolving credit borrowings	—	(135.0)	—	—	(135.0)
Proceeds from other debt	—	0.1	2.6	—	2.7
Proceeds from exercise of stock options	0.5	—	—	—	0.5

Net cash flows of financing activities	(2.5)	25.3	4.1	—	26.9

Effect of exchange rate changes on cash	—	—	(4.9)	—	(4.9)

Increase (decrease) in cash	—	4.8	(5.6)	—	(0.8)
Cash — beginning of period	0.1	3.1	33.2	—	36.4

Cash — end of period	$0.1	$7.9	$27.6	$—	$35.6

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
North American Electric Utility cable products include low-, medium- and high-voltage power distribution and power transmission products for overhead and buried applications. International Electric Utility cable products include low-, medium-, high- and extra high-voltage power distribution and power transmission products for overhead and buried applications. North American Portable Power and Control cable products include electronic signal, control, sound and security cables, and flexible cords used for temporary power, OEM applications and maintenance and repair. North American Electrical Infrastructure cable products include low- and medium-voltage industrial instrumentation, power and control cables used for power generation, refining and petrochemical applications, natural gas production, factory automation, and non-residential industrial construction. International Electrical Infrastructure cable products include maintenance cords and cables, flexible construction cables, and industrial instrumentation, power and control cables used for power generation, mining, refining and petrochemical applications, natural gas production, factory automation and non-residential, industrial and residential construction. Transportation and Industrial Harnesses cable products include automotive wire and cable and application-specific wire harnesses and assemblies. Telecommunications wire and cable products include low-voltage outside plant wire and cable products for aerial, buried and duct applications. Networking products include low-voltage network and other information technology cables.
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
General Cable analyzes its worldwide operations in two geographic groups: 1) North America and 2) International. The International results for the three and six fiscal months ended June 30, 2006 include the Silec® business purchased in December 2005. Corporate charges, if any, represent non-recurring charges. The following table sets forth net sales and operating income by geographic group for the periods presented, in millions of dollars:

	Three Fiscal Months Ended				Six Fiscal Months Ended
	June 30, 2006		July 1, 2005		June 30, 2006		July 1, 2005
	Amount	%	Amount	%	Amount	%	Amount	%
Net sales:
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
In the North American Electric Utility segment, the 2003 power outages in the U.S. and Canada emphasized the need to upgrade the power transmission infrastructure used by electric utilities, which has, over time, caused an increase in demand for the Company’s North American Electric Utility products. This continuing need to upgrade the power transmission infrastructure has been further highlighted in recent weeks through news articles reporting the strain being placed on the United States electric grid, especially during periods of peak demand that are the result of extremely high temperatures affecting certain regions of the United States. In addition, tax legislation was passed in the United States in 2004 which included the renewal of tax credits for producing power from wind. This may also cause an increase in demand for the Company’s products as the Company is a significant manufacturer of wire and cable used in wind farms. Also, the passage of energy legislation in the United States in 2005 that is aimed at improving the transmission grid infrastructure and the reliability of power availability may increase demand for the Company’s transmission and distribution cables over time. An increase in the volume of North American Electric Utility segment sales in combination with increased selling prices is already occurring and leading to improvements in North American Electric Utility segment operating margins. Due to the increase in demand for these products, delivery lead times have increased to several months.
In the International Electric Utility segment, the 2003 power outages in Europe emphasized the need to upgrade the power transmission infrastructure used by electric utilities, which has, over time, caused an increase in demand for the Company’s products. This segment continues to benefit from its competitors ongoing withdrawal of medium-voltage cable manufacturing capacity from the European market and from the trend in Europe to install power cables underground, which requires more highly engineered cables. Increased demand and selling prices for low-voltage aluminum and high-voltage aluminum cables also are currently being experienced. In addition, the Company’s recent acquisition of Silec® will benefit the continued growth of the Company’s International Electric Utility segment in Europe by expanding the Company’s high-voltage and extra high-voltage product offerings while also strengthening the Company’s material science, power connectivity and systems integration expertise.
In the North American Portable Power and Control segment, the Company saw strengthening demand throughout 2005 and the first half of 2006 as a direct result of a strong turnaround in industrial construction and maintenance spending in North America. This segment has experienced increased demand for products that support the mining market. In addition, the demand for portable power is growing and an improving pricing environment is serving to offset increasing raw material costs.
In the North American Electrical Infrastructure segment, sales in North America have been heavily influenced by the level of industrial construction spending, and as a result of a strong turnaround in industrial construction spending, the Company experienced much higher demand for this segment’s products throughout 2005 and the first half of 2006. The North American Electrical Infrastructure segment also experienced increased demand for mining, oil, gas, and petrochemical market products, and the Company expects this trend to continue throughout 2006 partly in response to high oil prices which influences drilling and coal mining activity and investment in alternatives to oil. An improving pricing environment is also serving to offset increasing raw material costs.
In the International Electrical Infrastructure segment, sales in Europe and Asia Pacific have been heavily influenced by the level of residential and industrial construction spending, and as a result of a continuing turnaround in residential and industrial construction spending in these regions, the Company experienced increased demand for this segment’s products throughout 2005 and the first half of 2006, including demand for construction cables that meet low-smoke, zero-halogen requirements in Europe. This segment has also experienced increased demand for mining, oil, gas, and petrochemical market products, and the Company’s recent acquisition of Silec® is anticipated to benefit the continued growth of the Company’s International Energy and Infrastructure segment in Europe.
In the Transportation and Industrial Harnesses segment, sales of the segment’s automotive products are heavily influenced by the general overall health of the economy, and sales are often stronger during slower economic times since aftermarket ignition wire sets are used to maintain and lengthen the life of automobiles. In fiscal 2005 and the first half of 2006, because of increased competition among retailers in the automotive aftermarket, the Company has experienced relatively flat demand for its ignition wire sets.

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
In the Networking segment, during the early part of this decade, sales of Networking products decreased, primarily as a result of a weak market for switching/local area networking cables. The Company has benefited from the consolidation of competitors during 2004 and is also benefiting from the closure of its Dayville, Connecticut facility which is allowing the Company to better utilize its Networking manufacturing assets. In addition, the Company continues to see strong growth in networking sales as a result of a continuing trend toward higher performance, value-added networking cables and accelerating pricing in the market.
In addition to the operating trends discussed in the previous paragraphs, the Company anticipates that the following trends may affect the earnings of the Company during the remainder of 2006. The impact of continued rising raw materials costs, including metals and insulating materials, and freight and energy costs has increased the Company’s working capital requirements. While commodity prices climbed modestly during the first quarter of 2006, copper prices increased at an unprecedented pace in the second quarter of 2006, and if such a rapid increase were to occur again in the near term, the Company may not immediately recover such an increase through pricing changes. The Company expects aluminum and copper rod supplies to continue to be very tight globally due to production and transportation problems within the refining industry, potentially causing even greater increases in raw material prices. As a result of the purchase of Silec®, margin percentages, mostly in the International Electric Utility and International Electrical Infrastructure segments, will be diluted over the next few fiscal quarters due to the acquisition of revenues with minimal operating margins. The Company anticipates that the realization of operating efficiencies, synergies with the Company’s other European businesses, improved pricing and Lean Six Sigma (“Lean”) initiatives will lessen this dilution as 2006 progresses. In addition, due to the anticipated continued rise in interest rates in the United States, the Company’s interest expense on its floating rate asset based revolver is expected to increase at least through the third quarter and possibly throughout all of 2006. This, however, is expected to be partially offset by the interest savings resulting from the U.S. dollar to Euro cross currency and interest rate swap agreement entered into in 2005. The agreement has a notional value of $150 million, or approximately 53% of the Company’s currently outstanding $285 million in Senior Notes. The swap has a term of just over two years with a maturity date that coincides with the earliest redemption date of the Senior Notes. This agreement lowers the Company’s borrowing cost by 200 basis points on the swapped portion of the Senior Notes, or approximately $3 million per year in interest expense. Cash interest savings for the first six fiscal months of 2006 was $1.5 million.
During the second quarter, as a result of certain customer shipments being delayed into the third quarter, the Company benefited from copper price agreements and copper hedge positions that were closed prior to the recognition of the economically hedged sales transactions. In one situation, the Company purchased, as a “normal purchase” as defined by SFAS 133 paragraph 10b(1), copper from a vendor at prices that ultimately were approximately $6.0 million less than the prevailing second quarter spot market prices when the inventory was received due to the steady increases in the market price of copper. Since the Company uses the LIFO inventory method and inventory quantities were flat during the period, the cost of that inventory was immediately recognized against revenue, but not against the economically hedged sales transaction because of the shipment delay. In another situation, the Company made copper purchases via London Metals Exchange futures contracts that qualified as cash flow hedges under paragraph 28 of SFAS 133. The copper price ultimately was approximately $2.5 million less than the prevailing second quarter spot market prices when the inventory was received, so gains were realized in other comprehensive income. Since the Company uses the LIFO inventory method and inventory quantities were flat during the period, once again, the cost of that inventory was immediately recognized against revenue which triggered a reclassification of accumulated other comprehensive income to earnings. Overall, the Company recognized $8.5 million in reduced material cost as a result of these closed positions, which resulted in economically unhedged sales transactions receiving the benefit of the lower-cost material, thus creating higher gross margins on these sales. However, if the cost of copper is higher than the price per the settled price agreements when the economically hedged sales transactions occur in the third quarter, gross margins on these sales contracts will be lower since the benefits of lower hedged copper prices were already recognized during the second quarter.

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
Inventory Costing and Valuation
General Cable utilizes the LIFO method of inventory accounting for its metals inventory. The Company’s use of the LIFO method results in its income statement reflecting the current costs of metals, while metals inventories in the balance sheet are valued at historical costs as the LIFO layers were created. As a result of volatile copper prices, the replacement cost of the Company’s copper inventory exceeded the historic LIFO cost by approximately $235 million at June 30, 2006 and by approximately $107 million at December 31, 2005. If LIFO inventory quantities are reduced in a period when replacement costs exceed the LIFO value of the inventory, the Company would experience an increase in reported earnings. Conversely, if LIFO inventory quantities are reduced in a period when replacement costs are lower than the LIFO value of the inventory, the Company would experience a decline in reported earnings. If the Company were not able to recover the LIFO value of its inventory in some future period when replacement costs are lower than the LIFO value of the inventory, the Company would be required to take a charge to recognize in its income statement an adjustment of LIFO inventory to market value.
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

	Three Fiscal Months Ended				Six Fiscal Months Ended
	June 30, 2006		July 1, 2005		June 30, 2006		July 1, 2005
	Amount	%	Amount	%	Amount	%	Amount	%
Net sales	$987.1	100.0%	$608.6	100.0%	$1,791.4	100.0%	$1,162.8	100.0%
Cost of sales	857.6	86.9%	537.3	88.3%	1,564.3	87.3%	1,024.1	88.1%

Gross profit	129.5	13.1%	71.3	11.7%	227.1	12.7%	138.7	11.9%
Selling, general and administrative expenses	59.1	6.0%	43.3	7.1%	114.5	6.4%	86.5	7.4%

Operating income	70.4	7.1%	28.0	4.6%	112.6	6.3%	52.2	4.5%
Other income (expense)	0.2	—%	—	—%	1.0	—%	(0.1)	-%
Interest expense, net	(11.6)	(1.2)%	(9.1)	(1.5)%	(21.2)	(1.2)%	(19.0)	(1.6)%

Income before income taxes	59.0	6.0%	18.9	3.1%	92.4	5.2%	33.1	2.9%
Income tax provision	(17.5)	(1.8)%	(7.1)	(1.2)%	(29.5)	(1.6)%	(12.3)	(1.1)%

Net income	41.5	4.2%	11.8	1.9%	62.9	3.5%	20.8	1.8%
Less: preferred stock Dividends	(0.1)	—%	(1.5)	(0.2)%	(0.2)	—%	(3.0)	(0.3)%

Net income applicable to Common shareholders	$41.4	4.2%	$10.3	1.7%	$62.7	3.5%	$17.8	1.5%

Three Fiscal Months Ended June 30, 2006 Compared with Three Fiscal Months Ended July 1, 2005
The net income applicable to common shareholders was $41.4 million in the second quarter of 2006 compared to net income applicable to common shareholders of $10.3 million in the second quarter of 2005. The net income applicable to common shareholders for the second quarter of 2006 included a $0.1 million dividend on preferred stock, $0.5 million in additional compensation expense due to the requirements of SFAS 123(R) and a benefit of $3.7 million due to a state deferred tax valuation allowance release. The net income applicable to common shareholders for the second quarter of 2005 included a $1.5 million dividend on preferred stock and pre-tax corporate charges of $3.5 million related to the rationalization of certain of the Company’s Telecommunications and Networking manufacturing facilities.

Net Sales
The following tables set forth net sales, metal-adjusted net sales and metal pounds sold by segment, in millions. Net sales for the second quarter of 2005 have been adjusted to reflect the 2006 copper COMEX average price of $3.37 (a $1.84 increase compared to the prior period) and the aluminum rod average price of $1.26 per pound (a $0.39 increase compared to the prior period). Metal-adjusted net sales (in millions of dollars), a non-GAAP financial measure, is provided herein in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. See previous discussion of metal price volatility in the “General” section.

	Net Sales
	Three Fiscal Months Ended
	June 30, 2006		July 1, 2005
	Amount	%	Amount	%
North American Electric Utility	$216.2	22%	$143.8	24%
International Electric Utility	143.3	14%	68.6	11%
North American Portable Power and Control	85.6	9%	61.0	10%
North American Electrical Infrastructure	82.7	8%	49.3	8%
International Electrical Infrastructure	244.2	25%	112.0	18%
Transportation and Industrial Harnesses	30.6	3%	29.8	5%
Telecommunications	100.3	10%	89.0	15%
Networking	84.2	9%	55.1	9%

Total net sales	$987.1	100%	$608.6	100%

	Metal-Adjusted Net Sales
	Three Fiscal Months Ended
	June 30, 2006		July 1, 2005
	Amount	%	Amount	%
North American Electric Utility	$216.2	22%	$192.5	23%
International Electric Utility	143.3	14%	79.7	10%
North American Portable Power and Control	85.6	9%	85.6	10%
North American Electrical Infrastructure	82.7	8%	71.3	9%
International Electrical Infrastructure	244.2	25%	183.3	22%
Transportation and Industrial Harnesses	30.6	3%	30.4	4%
Telecommunications	100.3	10%	112.3	13%
Networking	84.2	9%	71.5	9%

Total metal-adjusted net sales	987.1	100%	826.6	100%

Metal adjustment	—		(218.0)

Total net sales	$987.1		$608.6

	Metal Pounds Sold
	Three Fiscal Months Ended
	June 30, 2006		July 1, 2005
	Pounds	%	Pounds	%
North American Electric Utility	64.0	30%	55.6	32%
International Electric Utility	35.2	17%	19.6	11%
North American Portable Power and Control	13.1	6%	13.2	8%
North American Electrical Infrastructure	14.0	7%	11.9	7%
International Electrical Infrastructure	51.9	24%	38.6	22%
Transportation and Industrial Harnesses	0.3	—%	0.3	—%
Telecommunications	23.5	11%	25.9	15%
Networking	10.5	5%	8.8	5%

Total metal pounds sold	212.5	100%	173.9	100%

Net sales increased 62% to $987.1 million in the second quarter of 2006 from $608.6 million in the second quarter of 2005. The net sales increase included $112.7 million of sales attributable to the newly acquired Silec® and Beru S.A. businesses. After adjusting 2005 net sales to reflect the $1.84 increase in the average monthly COMEX price per pound of copper and the $0.39 increase in the average aluminum rod price per pound in 2006, net sales increased 19% to $987.1 million, up from $826.6 million in the second quarter of 2005, and net sales increased 6% exclusive of sales attributable to Silec® and Beru

S.A. when compared to 2005 metal-adjusted net sales. The increase in metal-adjusted net sales, exclusive of incremental sales from recent acquisitions, reflects an increase in sales volume and the favorable impact of foreign currency exchange rate changes, partially offset by increased selling prices which did not fully recover higher metals costs experienced in the second quarter of 2006. Volume, as measured by metal pounds sold, increased 22% to 212.5 pounds as compared to 173.9 pounds in the second quarter of 2005 (10% excluding Silec®). Metal pounds sold is provided herein as the Company believes this metric to be a good measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. The change in reported metal-adjusted net sales other than that attributable to the 22% increase in metal pounds sold is a result of $0.4 million of favorable impact of foreign currency exchange rate changes and an approximate 3% decrease due to increased selling prices which did not fully recover higher metals costs and inflation on non-metals raw materials used in cable manufacturing, such as insulating compounds and steel and wood reels, as well as increased freight and energy costs.
The increase in metal-adjusted net sales reflects a 12% increase in the North American Electric Utility segment, an 80% increase in the International Electric Utility segment, a 16% increase in the North American Electrical Infrastructure segment, a 33% increase in the International Electrical Infrastructure segment, a 1% increase in the Transportation and Industrial Harnesses segment, and an 18% increase in the Networking segment. Metal-adjusted net sales in the North American Portable Power and Control segment were flat and an 11% decrease occurred in the Telecommunications segment.
The 12%, or $23.7 million, increase in metal-adjusted net sales for the North American Electric Utility segment reflects an increase in volume of approximately 15%, or $27.0 million, as compared to the second quarter of 2005. An increase in demand occurred for bare aluminum transmission cable, representing an approximate increase of $7.0 million. The Company anticipates demand in this segment to remain strong due to the passage of energy legislation in the United States in 2005 aimed at improving the transmission grid infrastructure. A $4.9 million favorable impact from changes in foreign currency exchange rates, primarily between the U.S. and Canadian currencies, was included in the metal-adjusted net sales increase as well. The increase was partially offset by selling price increases which only partially recovered higher costs of metals and other input costs experienced during the second quarter of 2006, resulting in a negative effect on metal-adjusted net sales of approximately $8.2 million as compared to the second quarter of 2005. The Company expects to continue to experience inflationary pressure on its raw material costs and plans to increase selling prices to offset the negative effect of rising raw material costs to the extent that it is able.
The 80%, or $63.6 million, increase in metal-adjusted net sales for the International Electric Utility segment reflects an increase in volume of approximately 80%, or $60.7 million, as compared to the second quarter of 2005. An increase in demand occurred for low-voltage and high-voltage aluminum cables, increased wind farm projects and incremental volume of $55.0 million as a result of the Silec® acquisition. A $1.5 million unfavorable impact from changes in foreign currency exchange rates, primarily between the U.S. dollar and the Euro, partially offset the metal-adjusted net sales increase. However, the increase also reflects selling price increases that were in excess of higher metals costs experienced during the second quarter of 2006 of approximately $4.4 million as the Company attempted to recover inflation in its other cost inputs. As mentioned above, the Company expects inflationary pressure on its raw material costs to continue and the Company intends to offset the higher costs with price increases to the extent possible.
The flat performance in metal-adjusted net sales for the North American Portable Power and Control segment reflects a decrease in volume of approximately 1%, or $1.3 million, as compared to the second quarter of 2005. Strong demand in the second quarter of 2006 was outweighed by even stronger demand in the second quarter of 2005 due to customers purchasing additional inventory prior to announced price increases during that period. Selling price increases in excess of higher metals costs experienced during the second quarter of 2006 partially offset the decrease in volume by contributing approximately $0.8 million to metal-adjusted net sales as the Company attempted to recover inflation in its other cost inputs.
The 16%, or $11.4 million, increase in metal-adjusted net sales for the North American Electrical Infrastructure segment reflects an increase in volume of approximately 18%, or $12.6 million, as compared to the second quarter of 2005. This increase reflects a strong turnaround in industrial construction spending resulting in the Company experiencing much higher demand for this segment’s products in the second quarter of 2006. This segment also experienced increased demand for mining, oil, gas, and petrochemical market products, equaling approximately $2.5 million, and the Company expects this trend to continue throughout 2006 partly in response to high oil prices which influences drilling and coal mining activity and investment in alternatives to oil. Partially offsetting the volume increases were selling price increases which only partially recovered higher costs of metals and other input costs experienced during the second quarter of 2006, resulting in a negative effect on metal-adjusted net sales of approximately $1.2 million as compared to the second quarter of 2005.
The 33%, or $60.9 million, increase in the metal-adjusted net sales for the International Electrical Infrastructure segment reflects an increase in volume of approximately 34%, or $63.0 million, as compared to the second quarter of 2005. This increase reflects the equivalent of $48.6 million in incremental volume from the Silec® acquisition and continued strong demand related to flexible zero-halogen cables used for residential construction in Europe. A $2.5 million unfavorable impact from changes in foreign currency exchange rates, primarily between the U.S. dollar and the Euro, partially offset the metal-adjusted net sales increase. However, the increase in metal-adjusted net sales also reflects selling price increases in excess of higher metals costs experienced during the second quarter of 2006 of approximately $0.4 million as the Company attempted to recover inflation in its other cost inputs.
The 1%, or $0.2 million, increase in the metal-adjusted net sales for the Transportation and Industrial Harnesses segment reflects the continued trend of relatively flat sales demand for the Company’s ignition wire sets as a result of increased competition among retailers in the automotive aftermarket.
The 11%, or $12.0 million, decrease in the metal-adjusted net sales for the Telecommunications segment reflects a decrease in volume of approximately 9%, or $9.8 million, as compared to the second quarter of 2005. Contractual customer pricing which did not allow the Company to fully reflect the higher costs of metals and other input costs experienced in the second quarter of 2006 in its selling prices contributed approximately $2.2 million to this decrease. However, the Company was economically hedged against this exposure and the lower selling prices did not materially impact the Company’s financial results for the second quarter of 2006. The decrease in metal-adjusted net sales continues to reflect an overall decrease in demand for outside plant telecommunications cable from the Regional Bell Operating Companies (RBOC’s) and a decrease in demand from the distributor market. Demand trends from the RBOC’s continue to be dependent on the selected strategy of their broadband rollout. Those favoring a copper/fiber hybrid model have been showing signs of demand strength, but those taking a fiber to the home strategy continue to show weakness in demand for copper products.
The 18%, or $12.7 million, increase in the metal-adjusted net sales for the Networking segment reflects an increase in volume of approximately 19%, or $16.4 million, as compared to the second quarter of 2005. The increase in the volume of sales is being driven by strong demand for high-end data networking cables and by demand for central office cables. This increase was partially offset by a $2.7 million decrease due to increased selling prices which only partially recovered higher costs of metals and other input costs experienced during the second quarter of 2006.
Gross Profit
Gross profit increased to $129.5 million in the second quarter of 2006 from $71.3 million in the second quarter of 2005. Gross profit as a percentage of metal-adjusted net sales was 13.1% for the three fiscal months ended June 30, 2006 and was 8.6% for the three fiscal months ended July 1, 2005. The improved profit margin on metal-adjusted net sales is the result of increased selling prices to recover raw material costs, increased benefits from forward contract purchases of copper, higher factory utilization, higher demand for the Company’s products and improved efficiency as a result of Lean manufacturing initiatives and prior year plant rationalizations.
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

Operating Income
The following table sets forth operating income (loss) by segment, in millions of dollars.

	Operating Income
	Three Fiscal Months Ended,
	June 30, 2006		July 1, 2005
	Amount	%	Amount	%
North American Electric Utility	$14.1	20%	$6.4	20%
International Electric Utility	11.1	16%	8.5	27%
North American Portable Power and Control	6.4	9%	1.8	6%
North American Electrical Infrastructure	3.4	5%	(2.2)	(7)%
International Electrical Infrastructure	17.1	23%	5.0	16%
Transportation and Industrial Harnesses	3.9	6%	5.9	19%
Telecommunications	12.5	18%	6.3	20%
Networking	1.9	3%	(0.2)	(1)%

Subtotal excluding corporate charges	70.4	100%	31.5	100%

Corporate charges	—		(3.5)

Total operating income	$70.4		$28.0

Operating income of $70.4 million for the second quarter of 2006 increased from $28.0 million in the second quarter of 2005. This increase is primarily the result of increased selling prices to recover rising material costs, increased benefits from forward contract purchases of copper, higher factory utilization and related efficiencies, higher demand for the Company’s products, ongoing Lean manufacturing cost containment and efficiency efforts and prior year plant rationalizations, approximately $0.8 million of operating earnings from the acquisitions of Silec® and Beru S.A. and a $0.1 million increase due to the impact of foreign currency exchange rate changes. These increases were partially offset by incremental incentive related expense as a result of year over year earnings improvement and expense incurred related to the Separation Agreement between the Company and its Chief Financial Officer.
North American Electric Utility operating income, as compared to the second quarter of 2005, benefited from a 15% increase in sales volume, improved pricing and Lean Six Sigma cost saving initiatives. International Electric Utility operating income benefited from an 80% increase in sales volume and from improved selling prices. However, this segment experienced a decrease in its operating margin as the segment continued to be somewhat negatively affected by the acquisition of revenues with minimal operating margins as a result of the acquisition of Silec®. This dilution of operating margins is expected to be reduced as 2006 progresses as a result of realizing operating efficiencies and synergies between Silec® and the Company’s other European businesses.
North American Portable Power and Control operating income benefited from selling price increases and further benefited from continuing Lean Six Sigma cost saving initiatives. North American Electrical Infrastructure’s improvement from an operating loss in the second quarter of 2005 to operating income in the second quarter of 2006 was due to an 18% increase in sales volume and a reduction in costs as a result of continued efficiency gains that were obtained through plant closures and realignments in prior periods and through the implementation of Lean Six Sigma manufacturing cost containment efforts. International Electrical Infrastructure operating income increased due to a 34% increase in sales volume and due to selling price increases. This segment’s operating income also benefited from copper price hedges and specifically benefited from the $2.5 million of cash flow copper hedges discussed in “Current Business Environment.” Efficient manufacturing and high utilization rates helped to keep costs down, but the increase in the operating margin of the International Electrical Infrastructure segment was somewhat negatively affected by the acquisition of revenues with minimal operating margins as a result of the acquisition of Silec®. This dilution of operating margins is expected to be reduced as 2006 progresses as a result of realizing operating efficiencies and synergies between Silec® and the Company’s other European businesses. Transportation and Industrial Harnesses operating income decreased due to relatively flat sales of ignition wire sets to the automotive aftermarket and due to increased manufacturing costs.
Telecommunications operating income increased even though sales volume decreased by 9% as the revenue decrease was more than offset by a reduction in costs as a result of efficiency gains that were obtained through a prior period plant rationalization, the continuing use of Lean Six Sigma manufacturing cost containment efforts, and the $6.0 million in copper economic hedge gains discussed in “Current Business Environment.” Networking’s improvement from an operating loss in the second quarter of 2005 to operating income in the second quarter of 2006 is due to a sales volume increase of 19%, increased selling prices and a reduction in costs as a result of efficiency gains that were obtained as a result of a prior period plant rationalization.

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
Six Fiscal Months Ended June 30, 2006 Compared with Six Fiscal Months Ended July 1, 2005
The net income applicable to common shareholders was $62.7 million in the first six fiscal months of 2006 compared to net income applicable to common shareholders of $17.8 million in the first six fiscal months of 2005. The net income applicable to common shareholders for the first six months of 2006 included a $0.2 million dividend on preferred stock, $0.7 million in additional compensation expense from adopting SFAS 123(R), a charge of $1.0 million to settle a patent dispute with a competitor and a benefit of $3.7 million due to a state deferred tax valuation allowance release. The net income applicable to common shareholders for the first six fiscal months of 2005 included a $3.0 million dividend on preferred stock and pre-tax corporate charges of $3.5 million related to the rationalization of certain of the Company’s Telecommunications and Networking manufacturing facilities.
Net Sales
The following tables set forth net sales, metal-adjusted net sales and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for the first six fiscal months of 2005 have been adjusted to reflect the 2006 copper COMEX average price of $2.81 per pound (a $1.31 increase compared to the prior period) and the aluminum rod average price of $1.22 per pound (a $0.31 increase compared to the prior period). Metal-adjusted net sales, a non-GAAP financial measure, is provided herein in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. See previous discussion of metal price volatility in the “General” section.

	Net Sales
	Six Fiscal Months Ended
	June 30, 2006		July 1, 2005
	Amount	%	Amount	%
North American Electric Utility	$388.8	22%	$271.1	23%
International Electric Utility	270.8	15%	137.8	12%
North American Portable Power and Control	150.6	9%	109.7	9%
North American Electrical Infrastructure	156.0	9%	94.5	8%
International Electrical Infrastructure	431.4	24%	229.4	20%
Transportation and Industrial Harnesses	59.3	3%	59.7	5%
Telecommunications	186.3	10%	159.1	14%
Networking	148.2	8%	101.5	9%

Total net sales	$1,791.4	100%	$1,162.8	100%

	Metal-Adjusted Net Sales
	Six Fiscal Months Ended
	June 30, 2006		July 1, 2005
	Amount	%	Amount	%
North American Electric Utility	$388.8	22%	$339.9	23%
International Electric Utility	270.8	15%	155.6	11%
North American Portable Power and Control	150.6	9%	143.0	10%
North American Electrical Infrastructure	156.0	9%	125.2	8%
International Electrical Infrastructure	431.4	24%	330.5	22%
Transportation and Industrial Harnesses	59.3	3%	60.5	4%
Telecommunications	186.3	10%	199.5	14%
Networking	148.2	8%	124.1	8%

Total metal-adjusted net sales	1,791.4	100%	1,478.3	100%

Metal adjustment	—		(315.5)

Total net sales	$1,791.4		$1,162.8

	Metal Pounds Sold
	Six Fiscal Months Ended
	June 30, 2006		July 1, 2005
	Pounds	%	Pounds	%
North American Electric Utility	121.1	29%	105.6	32%
International Electric Utility	67.6	16%	40.2	12%
North American Portable Power and Control	24.8	6%	24.3	7%
North American Electrical Infrastructure	28.9	7%	23.0	7%
International Electrical Infrastructure	105.3	26%	76.7	23%
Transportation and Industrial Harnesses	0.5	—%	0.4	—%
Telecommunications	46.1	11%	47.8	14%
Networking	19.8	5%	16.4	5%

Total metal pounds sold	414.1	100%	334.4	100%

Net sales increased 54% to $1,791.4 million in the first six fiscal months of 2006 from $1,162.8 million in the first six fiscal months of 2005. The net sales increase included $206.9 million of sales attributable to the newly acquired Silec® and Beru S.A. businesses. After adjusting 2005 net sales to reflect the $1.31 increase in the average monthly COMEX price per pound of copper and the $0.31 increase in the average aluminum rod price per pound in 2006, net sales increased 21% to $1,791.4 million, up from $1,478.3 million in the first six fiscal months of 2005, and net sales increased 7% exclusive of sales attributable to Silec® and Beru S.A. when compared to 2005 metal-adjusted net sales. The increase in metal-adjusted net sales, exclusive of incremental sales from recent acquisitions, reflects an increase in sales volume, partially offset by the unfavorable impact of foreign currency exchange rate changes and increased selling prices which only partially recovered higher metals costs experienced during the first six fiscal months of 2006. Volume, as measured by metal pounds sold, increased 24% to 414.1 pounds as compared to 334.4 pounds in the first six fiscal months of 2005 (11% excluding Silec®). Metal pounds sold is provided herein as the Company believes this metric to be a good measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. The change in reported metal-adjusted net sales other than that attributable to the 24% increase in metal pounds sold is a result of a 1%, or $13.2 million, unfavorable impact of foreign currency exchange rate changes and an approximate 2% decrease resulting from the negative impact of selling prices which only partially recovered higher metals costs and inflation on non-metals raw materials used in cable manufacturing, such as insulating compounds and steel and wood reels, as well as increased freight and energy costs.
The increase in metal-adjusted net sales reflects a 14% increase in the North American Electric Utility segment, a 74% increase in the International Electric Utility segment, a 5% increase in the North American Portable Power and Control segment, a 25% increase in the North American Electrical Infrastructure segment, a 31% increase in the International Electrical Infrastructure segment, and a 19% increase in the Networking segment. Metal-adjusted net sales in the Transportation and Industrial Harnesses segment and the Telecommunications segment decreased by 2% and 7%, respectively.
The 14%, or $48.9 million, increase in metal-adjusted net sales for the North American Electric Utility segment reflects an increase in volume of approximately 14%, or $46.7 million, as compared to the first six fiscal months of 2005. An increase in demand occurred for bare aluminum transmission cable, representing an approximate increase of $10.7 million, and for medium-voltage distribution cable as compared to the first six fiscal months of 2005. The Company anticipates demand in this segment to remain strong due to the passage of energy legislation in the United States in 2005 aimed at improving the transmission grid infrastructure. A $7.1 million favorable impact from changes in foreign currency exchange rates, primarily between the U.S. and Canadian currencies, was included in the metal-adjusted net sales increase as well. The increase was partially offset by selling price increases which only partially recovered higher costs of metals and other cost inputs experienced during the first six fiscal months of 2006, resulting in a negative effect on metal-adjusted net sales of approximately $4.9 million as compared to the first six fiscal months of 2005. The Company expects to continue to experience inflationary pressure on its raw material costs and plans to increase selling prices to offset the negative effect of rising raw material costs to the extent that it is able.
The 74%, or $115.2 million, increase in metal-adjusted net sales for the International Electric Utility segment reflects an increase in volume of approximately 68%, or $104.6 million, as compared to the first six fiscal months of 2005. An increase in demand occurred for low-voltage and high-voltage aluminum cables, increased wind farm projects and incremental volume equaling $97.8 million as a result of the Silec® acquisition. A $7.3 million unfavorable impact from changes in foreign currency exchange rates, primarily between the U.S. dollar and the Euro, partially offset the metal-adjusted net sales increase. However, the increase also reflects selling price increases in excess of higher metals costs experienced during the first six fiscal months of 2006 of approximately $17.9 million as the Company attempted to recover inflation in its other cost inputs. As mentioned above, the Company expects inflationary pressure on its raw material costs to continue and the Company intends to offset the higher costs with price increases to the extent possible.
The 5%, or $7.6 million, increase in metal-adjusted net sales for the North American Portable Power and Control segment reflects an increase in volume of approximately 2%, or $1.7 million, as compared to the first six fiscal months of 2005. This segment experienced improved demand for portable power cables. Selling price increases in excess of higher metals costs experienced during the first six fiscal months of 2006 contributed approximately $5.0 million to the increase in metal-adjusted net sales as the Company attempted to recover inflation in its other cost inputs.
The 25%, or $30.8 million, increase in metal-adjusted net sales for the North American Electrical Infrastructure segment reflects an increase in volume of approximately 26%, or $31.6 million, as compared to the first six fiscal months of 2005. This increase reflects a strong turnaround in industrial construction spending resulting in the Company experiencing much higher demand for this segment’s products in the first half of 2006. This segment also experienced increased demand for mining, oil, gas, and petrochemical market products, equaling approximately $13.6 million, and the Company expects this trend to continue throughout 2006 partly in response to high oil prices which influences drilling and coal mining activity and investment in alternatives to oil. Partially offsetting the volume increases were selling prices which only partially recovered higher costs of metals and other input costs experienced during the first six fiscal months of 2006, resulting in a negative effect on metal-adjusted net sales of approximately $0.8 million.
The 31%, or $100.9 million, increase in the metal-adjusted net sales for the International Electrical Infrastructure segment reflects an increase in volume of approximately 37%, or $122.9 million, as compared to the first six fiscal months of 2005. This increase reflects the equivalent of $92.6 million in incremental volume from the Silec® acquisition and continued strong demand related to flexible zero-halogen cables used for residential construction in Europe. An $11.9 million unfavorable impact from changes in foreign currency exchange rates, primarily between the U.S. dollar and the Euro, partially offset the metal-adjusted net sales increase. The increase in metal-adjusted net sales was also partially offset by selling price increases which only partially recovered higher costs of metals and other input costs experienced during the first six fiscal months of 2006, resulting in a negative effect on metal-adjusted net sales of approximately $10.1 million as compared to the first six fiscal months of 2005.
The 2%, or $1.2 million, decrease in the metal-adjusted net sales for the Transportation and Industrial Harnesses segment reflects the continued trend of relatively flat sales demand for the Company’s ignition wire sets as a result of increased competition among retailers in the automotive aftermarket.
The 7%, or $13.2 million, decrease in the metal-adjusted net sales for the Telecommunications segment reflects a decrease in volume of approximately 4%, or $7.0 million, as compared to the first six fiscal months of 2005. Contractual customer pricing which did not allow the Company to fully reflect the higher costs of metals and other input costs experienced in the first six fiscal months of 2006 in its selling prices contributed approximately $6.3 million to the decrease in metal-adjusted net sales. However, the Company was economically hedged against this exposure and the lower selling prices did not materially impact the Company’s financial results for the first six fiscal months of 2006. The decrease in metal-adjusted net sales continues to reflect an overall decrease in demand for outside plant telecommunications cable from the Regional Bell Operating Companies (RBOC’s) and a decrease in demand from the distributor market. Demand trends from the RBOC’s continue to be dependent on the selected strategy of their broadband rollout. Those favoring a copper/fiber hybrid model have been showing signs of demand strength, but those taking a fiber to the home strategy continue to show weakness in demand for copper products.
The 19%, or $24.1 million, increase in the metal-adjusted net sales for the Networking segment reflects an increase in volume of approximately 21%, or $27.7 million, as compared to the first six fiscal months of 2005. The increase in the volume of sales is being driven by strong demand for high-end data networking cables and by demand for central office cables. This increase was partially offset by a $1.5 million decrease due to selling prices which only partially recovered higher costs of metals and other input costs experienced during the first six fiscal months of 2006.
Gross Profit
Gross profit increased to $227.1 million in the first six fiscal months of 2006 from $138.7 million in the first six fiscal months of 2005. Gross profit as a percentage of metal-adjusted net sales was 12.7% for the six fiscal months ended June 30, 2006 and was 9.4% for the six fiscal months ended July 1, 2005. The improved profit margin on metal-adjusted net sales is the result of increased selling prices to recover raw material costs, increased benefits from forward contract purchases of copper, higher factory utilization, higher demand for the Company’s products and improved efficiency as a result of Lean manufacturing initiatives and prior year plant rationalizations.
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
Operating Income
The following table sets forth operating income (loss) by segment, in millions of dollars.

	Operating Income
	Six Fiscal Months Ended,
	June 30, 2006		July 1, 2005
	Amount	%	Amount	%
North American Electric Utility	$20.3	18%	$10.8	19%
International Electric Utility	23.4	21%	15.6	28%
North American Portable Power and Control	10.5	9%	2.1	4%
North American Electrical Infrastructure	4.6	4%	(5.8)	(10)%
International Electrical Infrastructure	27.9	25%	13.1	23%
Transportation and Industrial Harnesses	7.7	7%	10.9	20%
Telecommunications	18.5	16%	9.1	16%
Networking	(0.3)	—%	(0.1)	—%

Subtotal excluding corporate charges	112.6	100%	55.7	100%

Corporate charges	—		(3.5)

Total operating income	$112.6		$52.2

Operating income of $112.6 million for the first six fiscal months of 2006 increased from $52.2 million in the first six fiscal months of 2005. This increase is primarily the result of increased benefits from forward contract purchases of copper, higher factory utilization and related efficiencies, higher demand for the Company’s products, ongoing Lean manufacturing cost containment and efficiency efforts and prior year plant rationalizations and approximately $1.5 million of incremental operating income from the acquisitions of Silec® and Beru S.A. These increases were partially offset by a $1.4 million decrease due to the impact of foreign currency exchange rate changes, $1.0 million in the settlement of a patent dispute, $3.4 million of incremental incentive related expense as a result of year over year earnings improvement and expense incurred related to the Separation Agreement between the Company and its Chief Financial Officer.
North American Electric Utility operating income benefited from a 14% sales volume increase, increased selling prices and Lean Six Sigma cost saving initiatives. International Electric Utility operating income benefited from a 74% increase in sales volume and from selling price increases. However, this segment experienced a decrease in its operating margin because the segment continued to be affected by the acquisition of revenues with minimal operating margins as a result of the acquisition of Silec®. This dilution of operating margins is expected to be reduced as 2006 progresses as a result of realizing operating efficiencies and synergies between Silec® and the Company’s other European businesses.
North American Portable Power and Control operating income benefited from a 2% increase in sales volume and from selling price increases. This segment also strongly benefited from continuing Lean Six Sigma cost saving initiatives. North American Electrical Infrastructure’s improvement from an operating loss in the first six fiscal months of 2005 to operating income in the first six fiscal months of 2006 is due to a 26% increase in sales volume and a reduction in costs as a result of continued efficiency gains that were obtained through plant closures and realignments in prior periods and through the implementation of Lean Six Sigma manufacturing cost containment efforts. International Electrical Infrastructure operating income increased due to a 37% increase in sales volume and due to increased selling prices. This segment’s operating income benefited from copper price hedges and specifically benefited from the $2.5 million of cash flow copper hedges discussed in “Current Business Environment.” Efficient manufacturing and high utilization rates helped to keep costs down, but the increase in the operating margin of the International Electrical Infrastructure segment was somewhat negatively affected by the acquisition of revenues with minimal operating margins as a result of the acquisition of Silec®. This dilution of operating margins is expected to be reduced as 2006 progresses as a result of realizing operating efficiencies and synergies between Silec® and the Company’s other European businesses. Transportation and Industrial Harnesses operating income decreased due to a decrease in sales of ignition wire sets for the automotive aftermarket.
Telecommunications operating income increased even though sales volume decreased by 4%. The revenue decrease was more than offset by selling price increases and a reduction in costs as a result of efficiency gains that were obtained through a prior period plant rationalization, the continuing use of Lean Six Sigma manufacturing cost containment efforts, and the $6.0 million in copper economic hedge gains discussed in “Current Business Environment.” Networking’s operating loss increased even though the segment experienced an increase in sales volume of 21%, which was partially offset by selling price increases. The driving force behind the operating loss was an increase in selling costs due to the settlement of a patent dispute in the first quarter of 2006.
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
The following table sets forth net cash flows provided by (used in) operating activities by geographic group for the following periods (in millions):

	Six Fiscal Months Ended
	June 30, 2006	July 1, 2005
North America	$22.1	$(11.4)
International	(17.0)	12.1

Total	$5.1	$0.7

Cash flow provided by operating activities in the first six fiscal months of 2006 was $5.1 million. This reflects an increase in accounts payable, accrued and other liabilities of $162.8 million and net income before depreciation and amortization, foreign currency exchange gain, deferred income taxes and loss on the disposal of property of $90.8 million. The increase in accounts payable, accrued and other liabilities is primarily due to an increase in accounts payable which reflects greater manufacturing activity and an unprecedented increase in raw material costs, primarily copper. These cash inflows were partially offset by a $223.9 million increase in accounts receivable, a $17.3 million increase in inventories and a $7.3 million increase in other assets. The increase in accounts receivable reflects increased selling prices in response to increased raw material costs as well as the Company’s normal seasonal trend of increased sales volume during the summer months when construction activity increases.
Cash flow used by investing activities was $34.3 million in the first six fiscal months of 2006, principally reflecting $22.6 million of capital expenditures and the final consideration paid in the Silec® acquisition of $13.7 million including fees and expenses. The Company anticipates capital spending to be approximately $50 million or more in 2006 partially as a result of the planned upgrade of certain equipment at the recently acquired Silec® business and efforts to improve efficiency and enhance productivity in the Company’s North American and European electric utility cable businesses.
Cash flow provided by financing activities in the first six fiscal months of 2006 was $13.6 million. This reflects the receipt of $14.8 million from the exercise of stock options, a net $9.7 million of additional borrowings in Europe and $8.4 million of excess tax benefits from stock-based compensation. These cash inflows were partially offset by a net decrease in borrowings under the Company’s revolving credit facility of $19.1 million, which was due primarily to improved cash earnings, which more than offset the seasonal working capital requirements.
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

The term loan facility of €50 million is available in up to three tranches, with an interest rate of Euribor plus 0.8% to 1.5% depending on certain debt ratios. The term loan is repayable in fourteen semi-annual installments, maturing seven years following the draw down of each tranche. As of June 30, 2006, the U.S. dollar equivalent of $35.6 million was drawn under this term loan facility, leaving undrawn availability of approximately $25.6 million.
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
The principal U.S. operating subsidiary has unconditionally guaranteed the payments required to be made to the parties involved in the swap. The guarantee continues until the commitment under the swap has been paid in full, including principal plus interest, with the final amount due in November 2007. This subsidiary’s maximum exposure under this guarantee was approximately $178.4 million as of June 30, 2006, however the net exposure position was an unfavorable $6.8 million. As of June 30, 2006, the amount recorded in General Cable’s condensed consolidated financial statements for this liability was not significant.
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
Environmental Matters
The Company’s expenditures for environmental compliance and remediation amounted to approximately $0.3 million and $0.7 million, respectively, for the three and six fiscal months ended June 30, 2006, $1.5 million for all of 2005 and $1.4 million for all of 2004. In addition, certain of General Cable’s subsidiaries have been named as potentially responsible parties in proceedings that involve environmental remediation. The Company had accrued $1.9 million at June 30, 2006 for environmental liabilities. In the Wassall acquisition of General Cable from American Premier Underwriters, American Premier indemnified the Company against certain environmental liabilities arising out of General Cable or its predecessors’ ownership or operation of properties and assets, which were identified during the seven-year period, ended June 2001. As part of the 1999 acquisition, BICC plc agreed to indemnify General Cable against environmental liabilities existing at the date of the closing of the purchase of the business. As part of the 2005 acquisition, SAFRAN SA agreed to indemnify General Cable against certain environmental liabilities existing at the date of the closing of the purchase of Silec®. The Company has agreed to indemnify Pirelli, Raychem HTS, Canada, Inc. and Southwire Company against certain environmental liabilities arising out of the operation of the divested businesses prior to the sale. The Raychem HTS indemnity ended in April 2006, and no outstanding claims exist under this expired indemnity. However, the indemnity the Company received from BICC plc related to the business sold to Pirelli terminated upon the sale of those businesses to Pirelli. While it is difficult to estimate future environmental liabilities, the Company does not currently anticipate any material adverse effect on results of operations, cash flows or financial position as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs.
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
In conjunction with the original filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, as of June 30, 2006 and as required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.
Subsequently, the Company announced that it would restate the segment disclosure information in its quarterly and annual filings. In connection with the filing of this Form 10-Q/A, the Company’s management, including its CEO and its CFO, reevaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2006. Based upon its re-evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.
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
PART II. Other Information
Item 1A. Risk Factors
There has been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K/A.

Item 4. Submission of Matters to a Vote of Security Holders
General Cable’s Annual Meeting of Shareholders was held on May 18, 2006. Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934 and each of the following matters was voted upon and approved by the shareholders as indicated below. Of the 50,462,338 shares outstanding, 5,457,825 were not voted.
a)	Election of Directors:

	For	Against

Gregory E. Lawton	44,746,639	257,874
Craig P. Omtvedt	44,746,639	257,874
The following Directors are continuing in office after the date of the Annual Meeting: Gregory B. Kenny, Robert L. Smialek and John E. Welsh, III.
b)	Ratification of appointment of Deloitte & Touche LLP to audit the 2006 consolidated financial statements of General Cable. Votes for – 44,106,442; votes against – 61,384; and abstentions – 836,687.
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