Form 10-Q
period 2006-09-29
GENERAL CABLE CORP /DE/
filed 2006-11-08
CIK 886035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2006
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding at November 1, 2006

Common Stock, $0.01 par value	51,581,720

GENERAL CABLE CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2006	2005	2006	2005
Net sales	$948.4	$600.5	$2,739.8	$1,763.3

Cost of sales	826.4	540.6	2,390.7	1,564.7

Gross profit	122.0	59.9	349.1	198.6

Selling, general and administrative expenses	56.2	42.6	170.7	129.1

Operating income	65.8	17.3	178.4	69.5

Other income (expense)	(0.3)	0.1	0.7	—

Interest income (expense):
Interest expense	(8.3)	(10.4)	(30.7)	(31.3)
Interest income	0.7	0.5	1.9	2.4

	(7.6)	(9.9)	(28.8)	(28.9)

Income before income taxes	57.9	7.5	150.3	40.6
Income tax provision	(20.8)	(3.3)	(50.3)	(15.6)

Net income	37.1	4.2	100.0	25.0

Less: preferred stock dividends	(0.1)	(1.5)	(0.3)	(4.5)

Net income applicable to common shareholders	$37.0	$2.7	$99.7	$20.5

Earnings per share

Earnings per common share-basic	$0.74	$0.07	$2.00	$0.52

Weighted average common shares-basic	50.3	39.6	49.8	39.5

Earnings per common share-assuming dilution	$0.71	$0.07	$1.93	$0.49

Weighted average common shares-assuming dilution	52.6	40.9	51.9	50.9

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	Sept. 29,	December 31,
	2006	2005
Assets
Current Assets:
Cash	$80.4	$72.2
Receivables, net of allowances of $9.4 million at September 29, 2006 and $8.6 million at December 31, 2005	807.4	542.9
Inventories	478.8	363.9
Deferred income taxes	42.5	41.9
Prepaid expenses and other	55.0	48.6

Total current assets	1,464.1	1,069.5

Property, plant and equipment, net	400.4	366.4
Deferred income taxes	58.3	52.5
Other non-current assets	37.0	34.8

Total assets	$1,959.8	$1,523.2

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$692.3	$472.3
Accrued liabilities	255.8	212.2
Current portion of long-term debt	50.1	6.4

Total current liabilities	998.2	690.9

Long-term debt	399.5	445.2
Deferred income taxes	13.5	13.4
Other liabilities	109.4	80.4

Total liabilities	1,520.6	1,229.9

Shareholders’ Equity:
Redeemable convertible preferred stock, at redemption value (liquidation preference of $50.00 per share):
September 29, 2006 — 101,949 shares
December 31, 2005 — 129,916 shares	5.1	6.5
Common stock, $0.01 par value, issued and outstanding shares:
September 29, 2006 — 51,439,709 (net of 4,999,035 treasury shares)
December 31, 2005 — 49,520,209 (net of 4,968,755 treasury shares)	0.6	0.5
Additional paid-in capital	276.0	246.3
Treasury stock	(53.0)	(52.2)
Retained earnings	203.5	103.8
Accumulated other comprehensive income (loss)	7.0	(6.8)
Other shareholders’ equity	—	(4.8)

Total shareholders’ equity	439.2	293.3

Total liabilities and shareholders’ equity	$1,959.8	$1,523.2

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Nine Fiscal Months Ended
	Sept. 29,	Sept. 30,
	2006	2005
Cash flows of operating activities:
Net income	$100.0	$25.0
Adjustments to reconcile net income to net cash flows of operating activities:
Depreciation and amortization	38.3	43.6
Foreign currency exchange gain	(0.7)	—
Deferred income taxes	7.5	(2.2)
Loss on disposal of property	1.4	0.9
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Increase in receivables	(205.6)	(86.6)
Increase in inventories	(79.2)	(9.8)
(Increase) decrease in other assets	(2.1)	13.1
Increase in accounts payable, accrued and other liabilities	234.5	90.9

Net cash flows of operating activities	94.1	74.9

Cash flows of investing activities:
Capital expenditures	(46.5)	(25.7)
Proceeds from properties sold	0.5	1.9
Acquisitions, net of cash acquired	(28.1)	(7.4)
Other, net	0.6	2.0

Net cash flows of investing activities	(73.5)	(29.2)

Cash flows of financing activities:
Preferred stock dividends paid	(0.3)	(4.5)
Excess tax benefits from stock-based compensation	11.4	—
Proceeds from revolving credit borrowings	144.5	224.0
Repayments of revolving credit borrowings	(198.3)	(247.2)
Proceeds from other debt	10.4	0.9
Proceeds from exercise of stock options	17.7	1.6

Net cash flows of financing activities	(14.6)	(25.2)

Effect of exchange rate changes on cash	2.2	(5.6)

Increase in cash	8.2	14.9
Cash — beginning of period	72.2	36.4

Cash — end of period	$80.4	$51.3

Supplemental Information
Cash paid during the period for:
Income tax payments, net of refunds	$20.5	$3.8

Interest paid	$21.9	$21.7

Non-cash investing and financing activities:
Issuance of nonvested shares	$6.0	$3.6

Entrance into capital leases	$0.1	$0.2

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(dollars in millions, share amounts in thousands)
(unaudited)

								Accumulated
					Add’l			Other	Other
	Preferred Stock		Common Stock		Paid in	Treasury	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Income/ (Loss)	Equity	Total
Balance, December 31, 2004	2,070	$103.5	39,336	$0.4	$144.1	$(51.0)	$86.4	$22.4	$(4.4)	$301.4

Comprehensive income:
Net income							25.0			25.0
Foreign currency translation adjustment								(22.5)		(22.5)
Unrealized investment gain								0.6		0.6
Gain on change in fair value of financial instruments, net of $1.7 million tax expense								2.6		2.6

Comprehensive income										5.7
Preferred stock dividend							(4.5)			(4.5)
Issuance of nonvested shares			294		3.6				(3.6)	—
Exercise of stock options			169		1.6					1.6
Repayment of loans from shareholders			(83)		(1.2)	(1.2)			1.6	(0.8)
Amortization of nonvested shares									0.9	0.9
Other	—	—	25	—	0.4	—	0.5	—	(0.1)	0.8

Balance, September 30, 2005	2,070	$103.5	39,741	$0.4	$148.5	$(52.2)	$107.4	$3.1	$(5.6)	$305.1

Balance, December 31, 2005	130	$6.5	49,520	$0.5	$246.3	$(52.2)	$103.8	$(6.8)	$(4.8)	$293.3

Comprehensive income:
Net income							100.0			100.0
Foreign currency translation adjustment								13.1		13.1
Unrealized investment gain								2.6		2.6
Loss on change in fair value of financial instruments, net of $1.0 million tax benefit								(1.9)		(1.9)

Comprehensive income										113.8
Preferred stock dividend							(0.3)			(0.3)
Reclass of unearned stock compensation					(4.8)				4.8	—
Issuance of nonvested shares			213							—
Stock option expense					0.9					0.9
Exercise of stock options			1,568	0.1	17.7					17.8
Treasury shares related to nonvested stock vesting			(30)			(0.8)				(0.8)
Amortization of nonvested shares					3.0					3.0
Excess tax benefits from stock-based compensation					11.4					11.4
Conversion of preferred stock	(28)	(1.4)	140		1.4					—
Other	—	—	29		0.1			—	—	0.1

Balance, September 29, 2006	102	$5.1	51,440	$0.6	$276.0	$(53.0)	$203.5	$7.0	$—	$439.2

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. General
General Cable Corporation and Subsidiaries (General Cable) is a leading global developer and manufacturer in the wire and cable industry. The Company sells copper, aluminum and fiber optic wire and cable products worldwide. The Company’s operations are divided into eight main reportable segments: North American Electric Utility, International Electric Utility, North American Portable Power and Control, North American Electrical Infrastructure, International Electrical Infrastructure, Transportation and Industrial Harnesses, Telecommunications and Networking. As of September 29, 2006, General Cable operated 29 manufacturing facilities in eleven countries with regional distribution centers around the world in addition to the corporate headquarters in Highland Heights, Kentucky.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of General Cable have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three fiscal months and nine fiscal months ended September 29, 2006, are not necessarily indicative of results that may be expected for the full year. The December 31, 2005, condensed consolidated balance sheet amounts are derived from the audited financial statements but do not include all disclosures herein required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable’s 2005 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on November 8, 2006. The Company’s fiscal year end is December 31. The Company’s fiscal quarters consist of a 13-week period ending on the Friday nearest to the end of the calendar months of March, June and September.
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
The following table illustrates the pro forma effect on net income and earnings per share for the three and nine fiscal month periods ended September 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in millions, except per share data).

	Three Fiscal	Nine Fiscal
	Months Ended	Months Ended
	Sept. 30, 2005	Sept. 30, 2005
Net income as reported	$4.2	$25.0
Less: preferred stock dividends	(1.5)	(4.5)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.2)	(0.6)

Pro forma net income for basic EPS computation	$2.5	$19.9

Net income as reported	$4.2	$25.0
Less: preferred stock dividends, if applicable	(1.5)	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.2)	(0.6)

Pro forma net income for diluted EPS computation	$2.5	$24.4

Earnings per share:
Basic — as reported	$0.07	$0.52
Basic — pro forma	$0.06	$0.50

Diluted — as reported	$0.07	$0.49
Diluted — pro forma	$0.06	$0.48

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
In determining the pro forma amounts above for the three and nine fiscal months ended September 30, 2005 and the compensation cost related to options for the three and nine fiscal months ended September 29, 2006, the fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Sept. 29,	Sept. 30,
	2006	2005
Risk-free interest rate (a)	4.7%	3.7%
Expected dividend yield (b)	N/A	N/A
Expected option life (c)	4.6 years	5.5 years
Expected stock price volatility (d)	62.6%	45.3%
Weighted average fair value of options granted	$12.75	$5.56
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
Earnings Per Share
Earnings per common share-basic is computed based on the weighted average number of common shares-basic outstanding. Earnings per common share-assuming dilution is computed based on the weighted average number of common shares outstanding plus the weighted average number of nonvested shares outstanding and the dilutive effect of stock options and restricted stock units outstanding and the assumed conversion of the Company’s preferred stock, if applicable. See further discussion in Note 12.
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
Inventories
General Cable values all of its North American inventories and all of its non-North American metal inventories using the last-in first-out (LIFO) method and all remaining inventories using the first-in first-out (FIFO) method. Inventories are stated

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
at the lower of cost or market value. The Company determines whether a lower of cost or market provision is required on a quarterly basis by computing whether inventory on hand, on a LIFO basis, can be sold at a profit based upon current selling prices less variable selling costs. No provision was required in the first nine fiscal months of 2006 or 2005. In the event that a provision is required in some future period, the Company will determine the amount of the provision by writing down the value of the inventory to the level of current selling prices less variable selling costs.
The Company has consignment inventory at certain of its customer locations for purchase and use by the customer or other parties. General Cable retains title to the inventory and records no sale until it is ultimately sold either to the customer storing the inventory or to another party. In general, the value and quantity of the consignment inventory is verified by General Cable through either cycle counting or annual physical inventory counting procedures. At September 29, 2006, the Company had approximately $30.4 million of consignment inventory at locations not operated by the Company with approximately 74% of the consignment inventory being located throughout the United States and Canada.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Costs assigned to property, plant and equipment relating to acquisitions are based on estimated fair values at that date. Depreciation is provided using the straight-line method over the estimated useful lives of the assets: new buildings, from 15 to 50 years; and machinery, equipment and office furnishings, from 2 to 15 years. Leasehold improvements are depreciated over the life of the lease unless acquired in a business combination, in which case the leasehold improvements are depreciated over the shorter of the useful life of the assets or a term that includes the reasonably assured life of the lease. Depreciation expense for the three fiscal months and nine fiscal months ended September 29, 2006 was $11.9 million and $34.1 million, respectively, as compared to $20.5 million and $41.3 million, respectively, of depreciation expense for the three and nine fiscal months ended September 30, 2005.
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
Capital leases included within property, plant and equipment on the balance sheet were $5.8 million at September 29, 2006 and $5.7 million at December 31, 2005. Accumulated depreciation on capital leases was $1.4 million at September 29, 2006 and $0.5 million at December 31, 2005.
The Company periodically evaluates the recoverability of the carrying amount of long-lived assets (including property, plant and equipment and intangible assets with determinable lives) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates events or changes in circumstances based mostly on actual historical operating results, but business plans, forecasts, general and industry trends and anticipated cash flows are also considered. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings. The Company also continually evaluates the estimated useful lives of all long-lived assets and, when warranted, revises such estimates based on current events. There were no impairment charges, including accelerated depreciation related to plant rationalizations, in the three and nine fiscal months ended September 29, 2006, but there were accelerated depreciation charges of $11.7 million and $14.7 million, respectively, for the three and nine fiscal months ended September 30, 2005. These charges were included in depreciation and amortization in the Condensed Consolidated Statements of Cash Flows and in cost of sales in the Condensed Consolidated Statements of Operations.
Goodwill and Other Intangible Assets
Goodwill and intangible assets with indefinite useful lives are not amortized, but are reviewed at least annually for impairment. If the carrying amount of goodwill or an intangible asset with an indefinite life exceeds its fair value, an impairment loss is recognized in the amount equal to the excess. There was no goodwill on the Company’s balance sheet as of September 29, 2006 or December 31, 2005, and no impairment of intangible assets with indefinite lives was identified during the three and nine fiscal months ended September 29, 2006 and September 30, 2005. The Company has various trademarks and intangible pension assets, included in other non-current assets, totaling $5.1 million at September 29, 2006 and $4.0 million at December 31, 2005, that are not amortized.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
Separate intangible assets that are not deemed to have an indefinite life are amortized over their useful lives. Amortizable intangible assets, included in other non-current assets, at September 29, 2006 and December 31, 2005 consist of the following (in millions):

	September 29, 2006			December 31, 2005
			Accumulated			Accumulated
	Life	Cost	Amortization	Life	Cost	Amortization
Patents	12	$1.1	$ *	—	$—	$—
Customer Lists	10	0.4	0.1	10	0.4	*

Total		$1.5	$0.1		$0.4	$ *

*	Not significant during this period
The total intangible amortization expense for the three fiscal months ended September 29, 2006 was not significant and for the nine fiscal months ended September 29, 2006 was $0.1 million and was not significant for the three and nine fiscal months ended September 30, 2005.
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
Forward Pricing Agreements for Purchases of Copper and Aluminum
In the normal course of business, General Cable enters into forward pricing agreements for purchases of copper and aluminum to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption of SFAS No. 133 because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At September 29, 2006 and December 31, 2005, General Cable had $177.6 million and $106.2 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. The fair market value of the forward pricing agreements was $183.6 million and $117.6 million at September 29, 2006 and December 31, 2005, respectively. The increase in the fair market value of the forward pricing agreements is primarily due to increases in the price of copper and aluminum experienced in 2006. General Cable expects to recover the cost of copper and aluminum under these agreements as a result of firm sales price commitments with customers.
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
Concentration of Labor Subject to Collective Bargaining Agreements
At September 29, 2006, approximately 7,700 persons were employed by General Cable, and collective bargaining agreements covered approximately 4,700 employees, or 61% of total employees, at various locations around the world. During the five calendar years ended December 31, 2005, the Company experienced two strikes in North America and one strike in Asia Pacific all of which were settled on satisfactory terms. There were no other major strikes at any of the Company’s facilities during the five years ended December 31, 2005, and there have been no strikes during the three and nine fiscal months ended September 29, 2006. The only strike that occurred in 2005 was at the Company’s Lincoln, Rhode Island manufacturing facility, and it lasted approximately two weeks. In the United States and Canada, union contracts expired at one facility in 2006 (consisting of two separate contracts) representing approximately 2% of total employees as of September 29, 2006 and will expire at two facilities in 2007 representing approximately 3% of total employees as of September 29, 2006. The first of the two contracts expiring at the Company’s U.S. facility in 2006 was successfully negotiated and ratified on March 5, 2006. The second contract expiring in 2006 was successfully negotiated and ratified on May 21, 2006. In Europe, Mexico and Asia Pacific, labor agreements are generally negotiated on an annual or bi-annual basis.
Concentration of Credit Risk
General Cable sells a broad range of products primarily in the United States, Canada, Europe and the Asia Pacific region. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers, including members of buying groups, composing General Cable’s customer base. General Cable customers in North America generally receive a 30 to 60 day payment period on purchases from the Company. Certain automotive aftermarket customers of the Company receive payment terms ranging from 60 days to 180 days, which is common in this particular market. Ongoing credit evaluations of customers’ financial condition are performed, and generally, no collateral is required. General Cable maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s estimates. Certain subsidiaries also maintain credit insurance for certain customer balances. Bad debt expense associated with uncollectible accounts for the three and nine fiscal months ended September 29, 2006 was $(0.5) million and $(0.8) million, respectively, due to better than expected customer payment performance. Bad debt expense associated with uncollectible accounts was $0.5 million and $2.4 million for the three and nine fiscal months ended September 30, 2005.
Income Taxes
The Company and its U.S. subsidiaries file a consolidated U.S. federal income tax return. Other subsidiaries of the Company file tax returns in their local jurisdictions.
The Company provides for income taxes on all transactions that have been recognized in the Condensed Consolidated Financial Statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. Accordingly, the impact of changes in income tax laws on deferred tax assets and deferred tax liabilities are recognized in net earnings in the period during which such changes are enacted.
The Company records a valuation allowance to reduce deferred tax assets to the amount that it believes is more likely than not to be realized. The valuation of the deferred tax asset is dependent on, among other things, the ability of the Company to generate a sufficient level of future taxable income. In estimating future taxable income, the Company has considered both positive and negative evidence, such as historical and forecasted results of operations, including prior losses in the decade, and has considered the implementation of prudent and feasible tax planning strategies. At September 29, 2006, the Company had recorded a net deferred tax asset of $85.6 million ($40.9 million current and $44.7 million long term). Approximately $7.5 million of this deferred tax asset must be utilized prior to its expiration in the period 2007-2009. The remainder of the asset may be used for at least 15 years. This finite life has also been considered by the Company in the valuation of the asset. The Company has and will continue to review on a quarterly basis its assumptions and tax planning strategies, and, if the amount of the estimated realizable net deferred tax asset is less than the amount currently on the balance sheet, the Company would reduce its deferred tax asset, recognizing a non-cash charge against reported earnings. As a part of the quarterly review previously mentioned, during the second quarter of 2006, the Company recognized a benefit of approximately $3.7 million due to the release of a portion of the state deferred tax valuation allowance as it became more likely than not that the related deferred tax asset would be utilized in future years as a result of improved performance in the Company’s U.S. operations.
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
Foreign currency and commodity contracts are used to hedge future sales and purchase commitments. Interest rate swaps are used to achieve a targeted mix of floating rate and fixed rate debt. Unrealized gains and losses on these derivative financial instruments are recorded in other comprehensive income (loss) until the underlying transaction occurs and is recorded in the statement of operations at which point such amounts included in other comprehensive income (loss) are recognized in earnings which generally will occur over periods less than one year.
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
Shipping and Handling Costs
All shipping and handling amounts billed to a customer in a sales transaction are classified as revenue. Shipping and handling costs associated with storage and handling of finished goods and storage and handling of shipments to customers are included in cost of sales and totaled $28.0 million and $24.3 million, respectively, for the three fiscal months ended September 29, 2006 and September 30, 2005 and totaled $82.4 million and $62.1 million, respectively, for the nine fiscal months ended September 29, 2006 and September 30, 2005.
Advertising Expense
Advertising expense consists of expenses relating to promoting the Company’s products, including trade shows, catalogs, and e-commerce promotions, and is charged to expense when incurred. Advertising expense was $1.4 million and $1.1 million for the three fiscal months ended September 29, 2006 and September 30, 2005, respectively, and was $5.1 million and $4.3 million, respectively, for the nine fiscal months ended September 29, 2006 and September 30, 2005.
New Accounting Standards
In September 2006, Securities and Exchange Commission Staff Accounting Bulletin No. 108 (SAB No. 108), codified as SAB Topic 1.N, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” was issued. This guidance states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The guidance also provides transition guidance for correcting errors existing in prior years. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial position, results of operations and cash flows.
In September 2006, Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R),” was

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
issued. This statement requires an employer that sponsors one or more defined benefit pension or other postretirement plans to recognize an asset or liability for the over funded or under funded status of its postretirement benefit plans in its balance sheet for years ending after December 15, 2006. The funded status is measured as the difference between the fair value of the plan’s assets and its benefit obligation. The statement also requires an employer to measure plan assets and benefit obligations as of the date of the employer’s statement of financial position. SFAS No. 158 is effective for fiscal years ending after December 15, 2006, except for the requirement to measure plan assets and benefit obligations as of the statement of financial position date, which is effective for fiscal years ending after December 15, 2008. Transition for the recognition provisions is entirely prospective. The Company is currently evaluating the impact of adopting SFAS No. 158 on its consolidated financial position, results of operations and cash flows.
In September 2006, SFAS No. 157, “Fair Value Measurements,” was issued. This statement provides a new definition of fair value that serves to replace and unify old fair value definitions so that consistency on the definition is achieved, and the definition provided acts as a modification of the current accounting presumption that a transaction price of an asset or liability equals its initial fair value. The statement also provides a fair value hierarchy used to classify source information used in fair value measurements that places higher importance on market based sources. New disclosures of assets and liabilities measured at fair value based on their level in the fair value hierarchy are required by this statement. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial position, results of operations and cash flows.
In July 2006, Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” was issued. This Interpretation clarifies accounting for uncertain tax positions in accordance with SFAS No. 109. Specifically, the Interpretation requires recognition of the tax benefit of an uncertain tax position only if that position is “more-likely-than-not” to be sustained upon audit based only on the technical merits of the position. Tax positions that meet the threshold are recognized at an amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority. Tax positions currently held that fail the “more-likely-than-not” recognition threshold would result in adjustments in recorded deferred tax assets or liabilities and changes in income tax payables or receivables. In addition, Interpretation 48 specifies certain annual disclosures that are required to be made once the Interpretation has taken effect. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting this proposed Interpretation on its consolidated financial position, results of operations and cash flows.
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
3. Acquisitions and Divestitures
On August 31, 2006, the Company completed the acquisition of E.C.N. Cable Group, S.L. (“ECN Cable”) for a purchase price of $14.3 million in cash and the assumption of $38.6 million in ECN Cable debt (at prevailing exchange rates during the period), including fees and expenses, net of cash acquired and subject to post-closing adjustments. ECN Cable is based in Vitoria, Spain and employs approximately 200 associates. In 2005, ECN Cable reported global sales of approximately $71.5

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
million (based on 2005 average exchange rates) mostly on sales of aluminum aerial high-voltage and extra high-voltage cables, low- and medium-voltage insulated power cables and bimetallic products used in electric transmission and communications. The results of this acquired entity on the statement of operations for the three and nine fiscal months ended September 29, 2006 were not material. Pro forma results of the ECN Cable acquisition are not material.
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

The values of property, plant and equipment and intangible assets reflected above have been adjusted for the pro rata allocation (based on their relative fair values) of the excess of the fair value of acquired net assets over the cost of the acquisition. The Company has not yet finalized the deferred tax accounting in establishing the acquisition opening balance sheet. This valuation is expected to be completed in the fourth quarter of 2006, which could result in changes to the values assigned above to property, plant and equipment and intangible assets.
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
The following table presents, in millions, actual unaudited consolidated results of operations for the Company for the three and nine fiscal months ended September 29, 2006, including the operations of Silec® and presents the unaudited pro forma consolidated results of operations for the Company for the three and nine fiscal months ended September 30, 2005 as though the acquisition of Silec® had been completed as of the beginning of each period. This pro forma information is intended to provide information regarding how the Company might have looked if the acquisition had occurred as of January 1, 2005. The pro forma adjustments represent management’s best estimates based on information available at the time the pro forma information was prepared and may differ from the adjustments that may actually have been required. Accordingly, the pro forma financial information should not be relied upon as being indicative of the historical results that would have been realized had the acquisition occurred as of the dates indicated or that may be achieved in the future.

	Three Fiscal		Nine Fiscal
	Months Ended		Months Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30
	2006	2005	2006	2005
	(As reported)	(Pro forma)	(As reported)	(Pro forma)
Revenue	$948.4	$666.7	$2,739.8	$1,970.7

Net income applicable to common shareholders	$37.0	$2.3	$99.7	$21.5

Earnings per common share — assuming dilution	$0.71	$0.06	$1.93	$0.51

The pro forma results reflect immaterial pro forma adjustments for interest expense, depreciation and related income taxes in order to present the amounts on a purchase accounting adjusted basis. These pro forma results also include an estimated $1.1 million and an estimated $3.5 million, respectively, of corporate costs allocated by SAFRAN SA to Silec® during the three and nine fiscal months ended September 30, 2005. Certain overhead costs previously incurred on behalf of and allocated to Silec® by SAFRAN SA are incurred directly by Silec® in 2006.
Net income during the three and nine fiscal months ended September 29, 2006 and September 30, 2005 includes certain material one-time benefits (charges) unrelated to the acquisition, as listed below (in millions):

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2006	2005	2006	2005
Release of deferred tax valuation allowance	$—	$—	$3.7	$—

Plant rationalization charges, net	$—	$(15.6)	$—	$(19.1)

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
4. Other Income (Expense)
Other income (expense) includes foreign currency transaction gains or losses which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated. The Company recorded a $(0.3) million loss during the three fiscal months ended September 29, 2006 and a $0.7 million gain during the nine fiscal months ended September 29, 2006 resulting from foreign currency transaction gains. The Company recorded a $0.1 million gain during the three fiscal months ended September 30, 2005 and an insignificant amount during the nine fiscal months ended September 30, 2005 resulting from foreign currency transaction gains.
5. Inventories
Inventories consisted of the following (in millions):

	Sept. 29,	December 31,
	2006	2005
Raw materials	$58.0	$40.6
Work in process	84.9	56.2
Finished goods	335.9	267.1

Total	$478.8	$363.9

At September 29, 2006 and December 31, 2005, $357.0 million and $285.7 million, respectively, of inventories were valued using the LIFO method. Approximate replacement costs of inventories valued using the LIFO method totaled $632.2 million at September 29, 2006 and $410.5 million at December 31, 2005.
If in some future period, the Company was not able to recover the LIFO value of its inventory when replacement costs were lower than the LIFO value of the inventory, the Company would be required to take a charge to recognize in its statement of operations an adjustment of LIFO inventory to market value. During the three fiscal months ended September 30, 2005, the Company reduced its copper inventory quantities in North America, which was not expected to be replaced by year end, resulting in a $2.4 million LIFO gain since LIFO inventory quantities were reduced in a period when replacement costs were higher than the LIFO value of the inventory.
6. Restructuring Charges
Changes in accrued restructuring costs were as follows (in millions):

	Severance and	Facility
	Related Costs	Closing Costs	Total
Balance, December 31, 2005	$1.0	$0.5	$1.5
Provisions, net	(0.2)	—	(0.2)
Utilization	(0.8)	(0.4)	(1.2)

Balance, September 29, 2006	$—	$0.1	$0.1

The December 31, 2005 balance represents previously accrued costs related to the Company’s discontinued operations and the closure of North American Electrical Infrastructure, Telecommunications and Networking manufacturing facilities in prior years. The utilization of these provisions in the three and nine fiscal months ended September 29, 2006 was $0.1 million and $0.8 million, respectively, of severance and related costs and $0.1 million and $0.4 million, respectively, of facility closing costs.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
7. Long-Term Debt
Long-term debt consisted of the following (in millions):

	Sept. 29,	December 31,
	2006	2005
Senior notes due 2010	$285.0	$285.0
Revolving loans	61.3	115.1
Spanish term loan	35.3	35.4
Capital leases	4.7	5.2
Other	63.3	10.9

Total debt	449.6	451.6
Less current maturities	50.1	6.4

Long-term debt	$399.5	$445.2

Weighted average interest rates on the above outstanding balances were as follows:
Senior notes due 2010	9.5%	9.5%
Revolving loans	7.1%	6.4%
Spanish term loan	4.2%	3.4%
Capital leases	6.5%	6.5%
Other	3.8%	3.8%
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
The senior unsecured notes (the “Notes”) were issued in the amount of $285.0 million, bear interest at a fixed rate of 9.5% and mature in 2010. The estimated fair value of the Notes was approximately $306.0 million at September 29, 2006.
The senior secured revolving credit facility, as amended, is a five year $300.0 million asset based revolving credit agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement, as amended, is guaranteed by the Company’s U.S. subsidiaries and is secured by substantially all U.S. assets. The lenders have also received a pledge of all of the capital stock of the Company’s existing domestic subsidiaries and any future domestic subsidiaries. Borrowing availability, as amended, is based on eligible U.S. accounts receivable and inventory and certain U.S. fixed assets. As of September 29, 2006, the Company had outstanding borrowings of $61.3 million and availability of approximately $198.8 million under the terms of the Amended and Restated Credit Agreement. Availability of borrowings under the fixed asset component of the facility, as amended, is reduced quarterly over a seven-year period by $7.1 million per annum. This may result in a reduction in the overall availability depending upon the calculation of eligible accounts receivable and inventory. The facility also includes a sub-facility for letters of credit of up to $50.0 million. The Company had outstanding letters of credit related to this revolving credit agreement of $31.7 million at September 29, 2006.
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
Borrowings under the Amended and Restated Credit Agreement, as amended, bear interest at a rate of LIBOR plus 1.00% to 1.75% and/or prime plus 0.00% to 0.50% depending upon the Company’s excess availability, as defined by the Amended and Restated Credit Agreement. The weighted average interest rate on borrowings outstanding under the Amended and Restated Credit Agreement during the first nine fiscal months of 2006 was 6.35%. Under the Amended and Restated Credit Agreement, the Company pays a commitment fee of 0.25%, as amended, per annum on the unused portion of the commitment. In connection with the November 2003 refinancing and related subsequent amendments to the Amended and Restated Credit Agreement, the Company incurred fees and expenses aggregating $8.6 million, which are being amortized over the term of the Amended and Restated Credit Agreement.
The Amended and Restated Credit Agreement, as amended, requires a minimum fixed charge coverage ratio, as defined, only when excess availability, as defined, is below a certain threshold. At September 29, 2006, the Company was in compliance with all covenants under the Amended and Restated Credit Agreement.
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
The term loan facility of €50 million was available in up to three tranches, with an interest rate of Euribor plus 0.8% to 1.5% depending on certain debt ratios. The term loan is repayable in fourteen semi-annual installments, maturing seven years following the draw down of each tranche. As of September 29, 2006, the U.S. dollar equivalent of $35.3 million is currently drawn under this term loan facility and no availability remains under this term loan facility.
The revolving credit facility of €25 million matures at the end of five years and carries an interest rate of Euribor plus 0.6% to 1.0% depending on certain debt ratios. No funds are currently drawn under this revolving credit facility, leaving undrawn availability of approximately the U.S. dollar equivalent of $31.7 million as of September 29, 2006. Commitment fees ranging from 15 to 25 basis points per annum on any unused commitments under the revolving credit facility will be assessed to Grupo General Cable Sistemas, S.A., and are payable on a quarterly basis.
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
On August 31, 2006, the Company acquired ECN Cable and assumed the U.S. dollar equivalent of $38.6 million of mostly short-term ECN Cable debt as a part of that acquisition. As of September 29, 2006, ECN Cable’s debt, included in “Other” debt in the table above, was the U.S. dollar equivalent of $38.6 million. The significant terms, such as interest rates and other provisions, related to ECN Cable’s debt are currently being re-negotiated and should be completed during the fourth quarter of 2006.
During 2005 and the nine fiscal months ended September 29, 2006, one of the Company’s international operations contracted with a bank to transfer accounts receivable that it was owed from one customer to the bank in exchange for payments of approximately $1 million and $2.7 million, respectively. As the transferor, the Company surrendered control over the financial assets included in the transfers and has no further rights regarding the transferred assets. The transfers were treated as sales and the approximate $3.7 million received was accounted for as proceeds from the sales. All assets sold were removed from the Company’s balance sheet upon completion of the transfers, and no further obligations exist under these agreements.
At September 29, 2006, maturities of long-term debt (excluding capital leases) during each of the twelve month periods beginning September 30, 2006 through September 30, 2011 are $49.1 million, $8.5 million, $6.6 million, $67.9 million and $291.5 million, respectively, and $21.3 million thereafter.
At September 29, 2006, maturities of capital lease obligations during twelve month periods beginning September 30, 2006 through September 30, 2011 are $1.0 million, $1.0 million, $1.1 million, $1.1 million and $0.5 million, respectively.
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
During 2001, the Company entered into several interest rate swaps which effectively fixed interest rates for borrowings under the former credit facility and other debt. At September 29, 2006, the remaining outstanding interest rate swap had a notional value of $9.0 million, an interest rate of 4.49% and matures in October 2011. The Company does not provide or receive any collateral specifically for this contract. The fair value of interest rate derivatives, that are designated as and qualify as cash flow hedges as defined in SFAS No. 133, are based on quoted market prices and third party provided calculations, which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments. At both September 29, 2006 and December 31, 2005, the net unrealized loss on the interest rate derivative and the related carrying value was $(0.4) million.
The Company enters into forward exchange contracts, that are designated as and qualify as cash flow hedges as defined in SFAS No. 133, principally to hedge the currency fluctuations in certain transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. Principal transactions hedged during the year were firm sales and purchase commitments. The fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At September 29, 2006 and December 31, 2005, the net unrealized gain (loss) on the net foreign currency contracts was $(2.9) million and $0.3 million, respectively.
Outside of North America, General Cable enters into commodity futures contracts, that are designated as and qualify as cash flow hedges as defined in SFAS No. 133, for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. At September 29, 2006 and December 31, 2005, General Cable had an unrealized gain of $22.1 million and $11.6 million, respectively, on the commodity futures.
Unrealized gains and losses on the derivative financial instruments discussed above are recorded in other comprehensive income (loss) until the underlying transaction occurs and is recorded in the statement of operations at which point such

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
amounts included in other comprehensive income (loss) are recognized in earnings which generally will occur over periods less than one year. During the three and nine fiscal months ended September 29, 2006, an $8.3 million gain and a $16.6 million gain, respectively, was reclassified from accumulated other comprehensive income to the statement of operations. During the three and nine fiscal months ended September 30, 2005, a $1.0 million gain and a $2.2 million gain, respectively, was reclassified from accumulated other comprehensive income to the statement of operations.
In October 2005, the Company entered into a U.S. dollar to Euro cross currency and interest rate swap agreement with a notional value of $150 million, that is designated as and qualifies as a net investment hedge of the Company’s net investment in its European operations, in order to hedge the effects of the changes in spot exchange rates on the value of the net investment. The swap has a term of just over two years with a maturity date of November 15, 2007. The fair value of the cross currency and interest rate swap is determined with the assistance of third party provided calculations. At September 29, 2006 and December 31, 2005, the net unrealized gain (loss) on the swap was $(8.6) million and $1.6 million, respectively. The swap is marked-to-market quarterly using the “spot method” to measure the amount of hedge ineffectiveness. Changes in the fair value of the swap as they relate to spot exchange rates are recorded as other comprehensive income (loss) whereas changes in the fair value of the swap as they relate to the interest rate differential and the change in interest rate differential since the last marked-to-market date, equaling approximately $1.7 million and $1.0 million as of September 29, 2006 and December 31, 2005, respectively, are recognized currently in earnings for the period.
In North America, and to a lesser extent in Europe, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption of SFAS No. 133 because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At September 29, 2006 and December 31, 2005, General Cable had $177.6 million and $106.2 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At September 29, 2006 and December 31, 2005, General Cable had unrealized gains of $6.0 million and $11.4 million, respectively, related to these transactions. General Cable expects to offset the unrealized gains under these agreements as a result of firm sale price commitments with customers.
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
The components of net periodic benefit cost for pension and other post-retirement benefits were as follows (in millions):

	Three Fiscal Months Ended				Nine Fiscal Months Ended
	Sept. 29, 2006		Sept. 30, 2005		Sept. 29, 2006		Sept. 30, 2005
	Pension	Other	Pension	Other	Pension	Other	Pension	Other
Service cost	$0.7	$—	$0.5	$0.1	$2.2	$0.1	$1.7	$0.1
Interest cost	2.6	0.2	2.5	0.1	7.8	0.5	7.4	0.4
Expected return on plan assets	(2.8)	—	(2.7)	—	(8.4)	—	(8.0)	—
Net amortization and deferral	1.2	0.1	0.8	—	3.6	0.2	2.6	—
Curtailment (gain) loss	—	—	—	—	—	—	0.7	(0.2)

Total defined benefit plans expense	1.7	0.3	1.1	0.2	5.2	0.8	4.4	0.3
Total defined contribution plans expense	1.8	—	1.8	—	6.0	—	5.1	—

Total	$3.5	$0.3	$2.9	$0.2	$11.2	$0.8	$9.5	$0.3

Defined benefit plan cash contributions for the three and nine fiscal months ended September 29, 2006 were $4.6 million and $6.8 million, respectively. Defined benefit plan cash contributions for the three and nine fiscal months ended September 30, 2005 were $7.8 million and $9.8 million, respectively.
The Company has additional contracts related to pension benefits outside of the United States not included in the tables and financial figures above due to their designation as nonparticipating annuity contracts as defined by SFAS 87. These annuity contracts cover 12 retired and 11 current employees in the Company’s operations in Spain, and the contracts act as irrevocable transfers of risk from the Company to the other party to the contracts, an insurance company. The cost of the benefits covered by the annuity contracts is recorded based on the premiums, or costs, required to purchase the contracts. The service cost component of net pension cost was $0.3 million in 2005, $0.2 million in 2004, and $0.3 million in 2003. The service cost component of net pension cost for the nine months ended September 29, 2006 was $2.1 million and will be approximately $2.9 million for the year ending December 31, 2006. The substantial increase in the cost of the premiums charged in 2006 was due to changes in assumptions relating mostly to retirement ages and inflation.
10. Shareholders’ Equity
General Cable is authorized to issue 75 million shares of common stock and 25 million shares of preferred stock.
In the fourth quarter of 2003, the Company completed a comprehensive refinancing of its bank debt. The refinancing included the private placement of 2,070,000 shares of redeemable convertible preferred stock and a public offering of 5,807,500 shares of common stock. As of September 29, 2006, 101,949 shares of redeemable convertible preferred stock remained outstanding. The reduction in redeemable convertible preferred stock shares is mainly due to an inducement offer made by the Company in the fourth quarter of 2005.
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
Assets of the Trust, other than the nonvested and subsequently vested stock of the Company, are invested in funds covering a variety of securities and investment strategies, including a General Cable stock fund. Mutual funds available to participants are publicly quoted and reported at market value. The Company accounts for these investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Trust also holds nonvested and subsequently vested stock and restricted stock shares of the Company. The Company’s nonvested and subsequently vested stock and restricted stock that is held by the Trust has been accounted for in additional paid-in capital since the adoption of SFAS 123(R) on January 1, 2006, and prior to that date had been accounted for in other shareholders’ equity in the consolidated balance sheet, and the market value of this nonvested and subsequently vested stock and restricted stock was $37.8 million as of September 29, 2006 and $13.6 million as of December 31, 2005. The market value of the assets held by the Trust, exclusive of the market value of the shares of the Company’s nonvested and subsequently vested stock and restricted stock, at September 29, 2006 and December 31, 2005 was $11.2 million and $8.3 million, respectively, and is classified as “other non-current assets” in the condensed consolidated balance sheet. Amounts payable to the plan participants at September 29, 2006 and December 31, 2005, excluding the market value of the shares of the Company’s nonvested and subsequently vested stock and restricted stock, was $11.2 million and $8.3 million, respectively, and is classified as “other liabilities” in the condensed consolidated balance sheet.
In accordance with EITF 97-14, all market value fluctuations of the Trust assets, exclusive of the shares of nonvested and subsequently vested stock and restricted stock of the Company, have been reflected in other comprehensive income (loss). Increases or decreases in the market value of the deferred compensation liability, excluding the shares of nonvested and subsequently vested stock and restricted stock of the Company held by the Trust, are included as compensation expense in the condensed consolidated statements of operations. Based on the changes in the total market value of the Trust’s assets, exclusive of the nonvested and subsequently vested stock and restricted stock, the Company recorded net compensation expense of $0.4 million and $0.4 million, respectively, for the three fiscal months ended September 29, 2006 and September 30, 2005 and $2.6 million and $0.7 million, respectively, for the nine fiscal months ended September 29, 2006 and September 30, 2005. See Note 11 for compensation costs recorded on nonvested and subsequently vested stock shares and restricted stock.
In November 1998, General Cable entered into a Stock Loan Incentive Plan (SLIP) with executive officers and key employees. Under the SLIP, the Company loaned $6.0 million to facilitate open market purchases of General Cable common stock. A matching restricted stock unit (MRSU) was issued for each share of stock purchased under the SLIP. The fair value of the MRSUs at the grant date of $6.0 million, adjusted for subsequent forfeitures, was amortized to expense over the initial five-year vesting period. In June 2003, all executive officers repaid their loans plus interest that were originally made under the SLIP in the amount of $1.8 million. The Company accepted, as partial payment for the loans, common stock owned by the executive officers and restricted stock units previously awarded to them under the SLIP. In July 2003, the Company approved an extension of the loan maturity for the remaining participants in the SLIP for an additional three years to November 2006, subject in the extension period to a rate of interest of 5.0%. As part of the loan extension the vesting schedule on the MRSUs was also extended so that the MRSUs vest in November 2006. During the third quarter of 2004, certain employees repaid their loans plus interest that were originally made under the SLIP in the amount of $1.4 million. The Company accepted, as partial payment for the loans, common stock owned by the employees and restricted stock units previously awarded to them under the SLIP. During the second quarter of 2005, the remaining participants in the SLIP

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
repaid their loans plus interest that were originally made under the SLIP in the amount of $2.2 million. The Company accepted, as partial payment for the loans, common stock owned by the employees and restricted stock units previously awarded to them under the SLIP. Approximately $0.2 million of the loans were forgiven. There are no MRSUs outstanding as of September 29, 2006.
The components of accumulated other comprehensive income (loss) consisted of the following (in millions):

	Sept. 29,	December 31,
	2006	2005
Foreign currency translation adjustment	$27.3	$14.2
Pension adjustments, net of tax	(33.4)	(33.4)
Change in fair value of derivatives, net of tax	6.6	8.5
Unrealized investment gains	6.1	3.5
Other	0.4	0.4

Total	$7.0	$(6.8)

Other shareholders’ equity consisted of nonvested stock of $4.8 million at December 31, 2005. The nonvested stock amount was reclassed to additional paid-in capital as part of the adoption of SFAS 123(R). See Note 11 for details.
11. Share-Based Compensation
The adoption of SFAS 123(R)’s fair value method has resulted in share-based expense in the amount of $0.1 million and $0.9 million, respectively, related to stock options for the three and nine fiscal months ended September 29, 2006, which is included as a component of selling, general and administrative expenses. No compensation expense related to stock options was recorded during the three and nine fiscal months ended September 30, 2005 under APB 25. In addition, the Company continued to record compensation expense related to nonvested stock awards as a component of selling, general and administrative expense. The three and nine fiscal months ended September 29, 2006 included $0.1 million and $1.0 million, respectively, of compensation costs related to performance-based nonvested stock awards (as compared to $0.2 million and $0.5 million, respectively, for the three and nine fiscal months ended September 30, 2005) and $0.4 million and $2.0 million, respectively, related to all other nonvested stock awards (as compared to $0.2 million and $0.4 million, respectively, for the three and nine fiscal months ended September 30, 2005). For the three and nine fiscal months ended September 29, 2006, all share-based compensation costs lowered pre-tax earnings by $0.6 million and $3.9 million, respectively, lowered net income by $0.4 million and $2.5 million, respectively, and lowered basic and diluted earnings per share by $0.01 per share and $0.05 per share, respectively.
SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required prior to SFAS 123(R). For the three and nine fiscal months ended September 29, 2006, the $3.0 million and $11.4 million, respectively, excess tax benefit classified as a financing cash flow would have been classified as an operating cash inflow if the Company had not adopted SFAS 123(R). The Company has elected the alternative method, as discussed in SFAS 123(R)-3, to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R).
General Cable currently has share-based compensation awards outstanding under three plans. These plans allow the Company to fulfill its incentive award obligations generally by granting nonqualified stock options and nonvested stock awards. New shares are issued when nonqualified stock options are exercised and when nonvested stock awards are granted. There have been no material modifications made to these plans during the three and nine fiscal months ended September 29, 2006. On May 10, 2005, the General Cable Corporation 2005 Stock Incentive Plan (“2005 Plan”) was approved and replaced the two previous equity compensation plans, the 1997 Stock Incentive Plan and the 2000 Stock Option Plan. The Compensation Committee of the Board of Directors will no longer grant any awards under the previous plans but will continue to administer awards which were previously granted under the 1997 and 2000 plans. The 2005 Plan authorized a maximum of 1,800 thousand shares to be granted. Shares reserved for future grants, including options, under the 2005 Plan, approximated 1,435 thousand at September 29, 2006.
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
A summary of stock option activity since the Company’s most recent fiscal year end is as follows (options in thousands):

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Balance At December 31, 2005	3,144	$10.90
Granted	109	23.24
Exercised	(1,568)	11.30
Forfeited or Expired	(36)	19.64

Balance At September 29, 2006	1,649	$11.12

At September 29, 2006, the aggregate intrinsic value of all outstanding options was $44.7 million with a weighted average remaining contractual term of 5.5 years, of which 1,371 thousand of the outstanding options are currently exercisable with an aggregate intrinsic value of $38.6 million, a weighted average exercise price of $6.36 and a weighted average remaining contractual term of 4.8 years. Since December 31, 2005, the weighted average grant date fair value of options granted was $12.75, the total intrinsic value of options exercised was $32.6 million and 1,000 thousand options have vested, net of forfeitures, with a total fair value of $2.7 million. At September 29, 2006, the total compensation cost related to nonvested options not yet recognized was $1.3 million with a weighted average expense recognition period of 3 years.
Additional information regarding options outstanding as of September 29, 2006 is as follows (options in thousands):

			Weighted
		Weighted	Average		Weighted
Range of	Options	Average	Remaining	Options	Average
Option Prices	Outstanding	Exercise Price	Contractual Life	Exercisable	Exercise Price
$0 - $7	518	$4.01	6.3 years	518	$4.01
$7 - $14	832	11.83	5.2 years	662	11.85
$14 - $21	61	14.30	3.0 years	61	14.30
$21 - $28	237	23.24	5.2 years	130	23.29
$28 - $35	1	31.98	9.6 years	—	—
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
During the first quarter of 2001 and 2004, approximately 356 thousand and 341 thousand, respectively, nonvested common stock shares with performance accelerated vesting features were awarded to certain senior executives and key employees under the Company’s 1997 Stock Incentive Plan, as amended. The nonvested shares vest either six years from the date of grant or ratably from the second anniversary of the date of grant to the sixth anniversary unless certain performance criteria are met. The performance measure used to determine vesting is either the Company’s stock price or earnings per share. As of September 29, 2006, 696 thousand shares were issued as nonvested performance shares and approximately 461 thousand shares have vested. Approximately 45 thousand shares have been cancelled.
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
A summary of all nonvested stock activity since the Company’s most recent fiscal year end is as follows (shares in thousands):

		Weighted
		Average
	Shares	Grant Date
	Outstanding	Fair Value
Balance At December 31, 2005	743	$9.90
Granted	255	21.78
Vested	(303)	9.10
Forfeited	(9)	20.18

Balance At September 29, 2006	686	$14.37

As of September 29, 2006, there was $0.6 million of total unrecognized compensation cost related to performance-based nonvested stock and $6.9 million of total unrecognized compensation cost related to all other nonvested stock. The cost is expected to be recognized over a weighted average period of 2.3 years for the performance-based nonvested stock and 3.9 years for all other nonvested stock.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
12. Earnings Per Common Share
A reconciliation of the numerator and denominator of earnings per common share — basic to earnings per common share — assuming dilution is as follows (in millions, except per share data):

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2006	2005	2006	2005
Earnings per common share — basic:
Net income	$37.1	$4.2	$100.0	$25.0
Less: preferred stock dividends	(0.1)	(1.5)	(0.3)	(4.5)

Net income for basic EPS computation (1)	$37.0	$2.7	$99.7	$20.5

Weighted average shares outstanding for basic EPS computation (2)	50.3	39.6	49.8	39.5

Earnings per common share — basic	$0.74	$0.07	$2.00	$0.52

Earnings per common share — diluted:
Net income	$37.1	$4.2	$100.0	$25.0
Less: preferred stock dividends, if applicable	—	(1.5)	—	—

Net income for diluted EPS computation(1)	$37.1	$2.7	$100.0	$25.0

Weighted average shares outstanding including nonvested shares	51.3	39.6	50.8	39.5
Dilutive effect of stock options and restricted stock units	0.8	1.3	0.6	1.1
Dilutive effect of assumed conversion of preferred stock, if applicable	0.5	—	0.5	10.3

Weighted average shares outstanding for diluted EPS computation(2)	52.6	40.9	51.9	50.9

Earnings per common share — diluted	$0.71	$0.07	$1.93	$0.49

(1)	Numerator

(2)	Denominator
The earnings per common share — assuming dilution computation excludes the impact of an insignificant amount of stock options in the three and nine fiscal months ended September 29, 2006 and 0.3 million and 1.0 million, respectively, of stock options and restricted stock units in the three and nine fiscal months ended September 30, 2005 because their impact was anti-dilutive.
13. Segment Information
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131), establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial statements. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions on how to allocate resources and assess performance. Under the criteria of SFAS 131, the Company has thirteen operating segments and eight reportable segments. The following table summarizes the relationship between the Company’s operating segments and reportable segments:

Operating Segments	Reportable Segments
North American Utility	North American Electric Utility
European Utility	International Electric Utility
Asia Pacific Utility	International Electric Utility
Portable Cord & Electronics	North American Portable Power and Control
Industrial Products	North American Electrical Infrastructure
European Industrial & Specialty Cables	International Electrical Infrastructure
Asia Pacific Industrial & Specialty Cables	International Electrical Infrastructure
Automotive Products	Transportation and Industrial Harnesses
Assemblies	Transportation and Industrial Harnesses
Outside Voice & Data	Telecommunications
Datacom Products	Networking
European Communications	Networking
Asia Pacific Communications	Networking
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
Segment net sales represent sales to external customers. Segment operating income (loss), used in management’s evaluation of segment performance, represents income before interest income, interest expense, other income (expense), other financial costs or income taxes. The operating loss reported in corporate for the three and nine fiscal months ended September 30, 2005 consisted of a $15.6 million charge and a $19.1 million charge, respectively, related to the rationalization of certain of the Company’s telecommunications and networking manufacturing facilities, which included a $(0.5) million gain from the sale of a previously closed manufacturing plant. The Company has recorded the operating items discussed above in corporate rather than reflect such items in the segments’ operating income because they are not considered in the operating performance evaluation of the segments by the Company’s chief operating decision-maker, its Chief Executive Officer. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (see Note 2).
Corporate assets included cash, deferred income taxes, certain property, including property held for sale, prepaid expenses and other current and non-current assets. The property held for sale consists of real property remaining from the Company’s closure of certain manufacturing operations in the amount of $2.4 million at September 29, 2006 and $3.1 million at December 31, 2005. These properties are actively being marketed for sale.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
Summarized financial information for the Company’s reportable segments for the three fiscal months and nine fiscal months ended September 29, 2006 and September 30, 2005 and as of September 29, 2006 and December 31, 2005 is as follows (in millions). The Company has restated the prior year reportable segment amounts presented to disaggregate its previously reported three reportable segments (Energy, Industrial & Specialty and Communications) to eight reportable segments.

	Three Fiscal Months Ended
	Sept. 29,	Sept. 30,
	2006	2005
Net sales:
North American Electric Utility	$200.3	$148.8
International Electric Utility	155.7	64.5
North American Portable Power and Control	75.0	57.6
North American Electrical Infrastructure	82.6	49.3
International Electrical Infrastructure	225.3	105.3
Transportation and Industrial Harnesses	28.6	27.6
Telecommunications	95.3	85.3
Networking	85.6	62.1

Total net sales	$948.4	$600.5

	Three Fiscal Months Ended
	Sept. 29,	Sept. 30,
	2006	2005
Operating income(loss):
North American Electric Utility	$14.9	$9.1
International Electric Utility	14.3	8.7
North American Portable Power and Control	6.5	2.6
North American Electrical Infrastructure	4.6	(2.1)
International Electrical Infrastructure	15.0	4.7
Transportation and Industrial Harnesses	3.9	4.4
Telecommunications	5.1	5.3
Networking	1.5	0.2

Subtotal	65.8	32.9
Corporate	—	(15.6)

Total operating income	$65.8	$17.3

	Nine Fiscal Months Ended
	Sept. 29,	Sept. 30,
	2006	2005
Net sales:
North American Electric Utility	$589.1	$419.9
International Electric Utility	426.5	202.3
North American Portable Power and Control	225.6	167.3
North American Electrical Infrastructure	238.6	143.8
International Electrical Infrastructure	656.7	334.7
Transportation and Industrial Harnesses	87.9	87.3
Telecommunications	281.6	244.4
Networking	233.8	163.6

Total net sales	$2,739.8	$1,763.3

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Nine Fiscal Months Ended
	Sept. 29,	Sept. 30,
	2006	2005
Operating income(loss):
North American Electric Utility	$35.2	$19.9
International Electric Utility	37.7	24.3
North American Portable Power and Control	17.0	4.7
North American Electrical Infrastructure	9.2	(7.9)
International Electrical Infrastructure	42.9	17.8
Transportation and Industrial Harnesses	11.6	15.3
Telecommunications	23.6	14.4
Networking	1.2	0.1

Subtotal	178.4	88.6
Corporate	—	(19.1)

Total operating income	$178.4	$69.5

	As of
	Sept. 29,	Dec. 31,
	2006	2005
Identifiable assets:
North American Electric Utility	$216.0	$187.2
International Electric Utility	416.4	286.5
North American Portable Power and Control	137.6	98.6
North American Electrical Infrastructure	115.1	93.6
International Electrical Infrastructure	481.3	331.9
Transportation and Industrial Harnesses	55.8	56.7
Telecommunications	165.1	133.1
Networking	209.9	168.7
Corporate	162.6	166.9

Total assets	$1,959.8	$1,523.2

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
At September 29, 2006 and December 31, 2005, General Cable had an accrued liability of approximately $1.9 million and $2.3 million, respectively, for various environmental-related liabilities of which General Cable is aware. American Premier Underwriters Inc., a former parent of General Cable, agreed to indemnify General Cable against all environmental-related liabilities arising out of General Cable’s or its predecessors’ ownership or operation of the Indiana Steel & Wire Company and Marathon Manufacturing Holdings, Inc. businesses (which were divested by General Cable), without limitation as to time or amount. While it is difficult to estimate future environmental-related liabilities accurately, General Cable does not currently anticipate any material adverse impact on its results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.
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
In addition, Company subsidiaries have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by the Company. At September 29, 2006, there were approximately 7,142 non-maritime claims and 33,290 maritime asbestos claims outstanding. At September 29, 2006 and December 31, 2005, General Cable had accrued, on a gross basis, approximately $5.2 million and $5.6 million, respectively, for these lawsuits. At September 29, 2006 and December 31, 2005, General Cable had recorded insurance recoveries of approximately $0.5 million and $3.1 million, respectively, related to the asbestos lawsuits. The recorded insurance recoveries decreased during 2006 mainly due to the $3.0 million settlement in cash for the resolution of an insurer’s obligations for coverage of asbestos liabilities under a series of insurance policies issued to the Company that effectively removed the insurance company’s responsibilities, thus reducing the expected insurance recoveries balance.
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
The Company’s principal U.S. operating subsidiary has unconditionally guaranteed the payments required to be made to the parties involved in the cross currency and interest rate swap that the Company entered into in 2005. The guarantee continues until the commitment under the swap has been paid in full, including principal plus interest, with the final amount due in November 2007. The maximum exposure under this guarantee was approximately $176.6 million as of September 29, 2006, however the net exposure position was an unfavorable $5.1 million. As of September 29, 2006, the amount that was recorded for this liability was not significant.
The Company had outstanding letters of credit related to its revolving credit agreement of approximately $31.7 million and $34.4 million, respectively, as of September 29, 2006 and September 30, 2005. These letters of credit are primarily renewed on an annual basis, and the majority of the amount relates to risks associated with an outstanding industrial revenue bond, with self insurance claims and with defined benefit plan obligations. The Company also had approximately $23.8 million in letters of credit related to Silec® to cover risks associated with performance on some of its contracts as of September 29, 2006.

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
Condensed Statements of Operations
Three Fiscal Months Ended September 29, 2006

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$444.3	$504.1	$—	$948.4
Intercompany	11.0	—	—	(11.0)	—

	11.0	444.3	504.1	(11.0)	948.4

Cost of sales	—	386.9	439.5	—	826.4

Gross profit	11.0	57.4	64.6	(11.0)	122.0

Selling, general and administrative expenses	13.8	26.2	27.2	(11.0)	56.2

Operating income (loss)	(2.8)	31.2	37.4	—	65.8

Other expense	—	—	(0.3)	—	(0.3)

Interest income (expense):
Interest expense	(4.8)	(15.9)	(2.0)	14.4	(8.3)
Interest income	13.4	0.2	1.5	(14.4)	0.7

	8.6	(15.7)	(0.5)	—	(7.6)

Income before income taxes	5.8	15.5	36.6	—	57.9
Income tax provision	(2.1)	(7.7)	(11.0)	—	(20.8)
Equity in net income of subsidiaries	33.4	25.6	—	(59.0)	—

Net income	37.1	33.4	25.6	(59.0)	37.1

Less: preferred stock dividends	(0.1)	—	—	—	(0.1)

Net income applicable to common shareholders	$37.0	$33.4	$25.6	$(59.0)	$37.0

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
Condensed Statements of Operations
Nine Fiscal Months Ended September 29, 2006

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,299.5	$1,440.3	$—	$2,739.8
Intercompany	36.7	—	—	(36.7)	—

	36.7	1,299.5	1,440.3	(36.7)	2,739.8

Cost of sales	—	1,128.5	1,262.2	—	2,390.7

Gross profit	36.7	171.0	178.1	(36.7)	349.1

Selling, general and administrative expenses	37.8	90.8	78.8	(36.7)	170.7

Operating income (loss)	(1.1)	80.2	99.3	—	178.4

Other income (expense)	—	(0.1)	0.8	—	0.7

Interest income (expense):
Interest expense	(20.0)	(46.4)	(5.5)	41.2	(30.7)
Interest income	38.7	0.5	3.9	(41.2)	1.9

	18.7	(45.9)	(1.6)	—	(28.8)

Income before income taxes	17.6	34.2	98.5	—	150.3
Income tax provision	(6.2)	(13.1)	(31.0)	—	(50.3)
Equity in net income of subsidiaries	88.6	67.5	—	(156.1)	—

Net income	100.0	88.6	67.5	(156.1)	100.0

Less: preferred stock dividends	(0.3)	—	—	—	(0.3)

Net income applicable to common shareholders	$99.7	$88.6	$67.5	$(156.1)	$99.7

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
Condensed Statements of Operations
Three Fiscal Months Ended September 30, 2005

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$357.6	$242.9	$—	$600.5
Intercompany	117.4	—	—	(117.4)	—

	117.4	357.6	242.9	(117.4)	600.5

Cost of sales	100.5	340.2	204.2	(104.3)	540.6

Gross profit	16.9	17.4	38.7	(13.1)	59.9

Selling, general and administrative expenses	15.5	25.8	14.4	(13.1)	42.6

Operating income (loss)	1.4	(8.4)	24.3	—	17.3

Other income	—	0.1	—	—	0.1

Interest income (expense):
Interest expense	(7.3)	(12.6)	(0.5)	10.0	(10.4)
Interest income	9.6	0.1	0.8	(10.0)	0.5

	2.3	(12.5)	0.3	—	(9.9)

Income (loss) before income taxes	3.7	(20.8)	24.6	—	7.5
Income tax (provision) benefit	(1.3)	5.4	(7.4)	—	(3.3)
Equity in net income of subsidiaries	1.8	17.2	—	(19.0)	—

Net income (loss)	4.2	1.8	17.2	(19.0)	4.2

Less: preferred stock dividends	(1.5)	—	—	—	(1.5)

Net income (loss) applicable to common shareholders	$2.7	$1.8	$17.2	$(19.0)	$2.7

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
Condensed Statements of Operations
Nine Fiscal Months Ended September 30, 2005

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,012.5	$750.8	$—	$1,763.3
Intercompany	347.2	—	10.6	(357.8)	—

	347.2	1,012.5	761.4	(357.8)	1,763.3

Cost of sales	299.9	924.1	652.9	(312.2)	1,564.7

Gross profit	47.3	88.4	108.5	(45.6)	198.6

Selling, general and administrative expenses	42.1	82.2	50.4	(45.6)	129.1

Operating income	5.2	6.2	58.1	—	69.5

Other income	—	—	—	—	—

Interest income (expense):
Interest expense	(22.0)	(35.7)	(2.6)	29.0	(31.3)
Interest income	29.1	—	2.3	(29.0)	2.4

	7.1	(35.7)	(0.3)	—	(28.9)

Income (loss) before income taxes	12.3	(29.5)	57.8	—	40.6
Income tax (provision) benefit	(4.3)	7.6	(18.9)	—	(15.6)
Equity in net income of subsidiaries	17.0	38.9	—	(55.9)	—

Net income (loss)	25.0	17.0	38.9	(55.9)	25.0

Less: preferred stock dividends	(4.5)	—	—	—	(4.5)

Net income (loss) applicable to common shareholders	$20.5	$17.0	$38.9	$(55.9)	$20.5

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
Condensed Balance Sheets
September 29, 2006

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$0.1	$7.5	$72.8	$—	$80.4
Receivables, net of allowances	—	250.8	556.6	—	807.4
Inventories	—	206.3	272.5	—	478.8
Deferred income taxes	—	42.2	0.3	—	42.5
Prepaid expenses and other	1.3	38.2	15.5	—	55.0

Total current assets	1.4	545.0	917.7	—	1,464.1

Property, plant and equipment, net	0.1	163.0	237.3	—	400.4
Deferred income taxes	14.4	35.5	8.4	—	58.3
Intercompany accounts	673.0	59.8	146.1	(878.9)	—
Investment in subsidiaries	94.8	368.4	—	(463.2)	—
Other non-current assets	6.4	22.2	8.4	—	37.0

Total assets	$790.1	$1,193.9	$1,317.9	$(1,342.1)	$1,959.8

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$198.7	$493.6	$—	$692.3
Accrued liabilities	9.4	77.6	168.8	—	255.8
Current portion of long-term debt	—	0.9	49.2	—	50.1

Total current liabilities	9.4	277.2	711.6	—	998.2

Long-term debt	285.0	73.9	40.6	—	399.5
Deferred income taxes	—	1.9	11.6	—	13.5
Intercompany accounts	36.8	692.7	149.4	(878.9)	—
Other liabilities	19.7	53.4	36.3	—	109.4

Total liabilities	350.9	1,099.1	949.5	(878.9)	1,520.6

Total shareholders’ equity (deficit)	439.2	94.8	368.4	(463.2)	439.2

Total liabilities and shareholders’ equity	$790.1	$1,193.9	$1,317.9	$(1,342.1)	$1,959.8

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
Condensed Statements of Cash Flows
Nine Fiscal Months Ended September 29, 2006

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$31.7	$(9.5)	$71.9	$—	$94.1

Cash flows of investing activities:
Capital expenditures	—	(11.0)	(35.5)	—	(46.5)
Proceeds from properties sold	—	0.1	0.4	—	0.5
Acquisitions, net of cash acquired	—	—	(28.1)	—	(28.1)
Intercompany accounts	(60.4)	—	—	60.4	—
Other, net	—	0.6	—	—	0.6

Net cash flows of investing activities	(60.4)	(10.3)	(63.2)	60.4	(73.5)

Cash flows of financing activities:
Preferred stock dividends paid	(0.3)	—	—	—	(0.3)
Excess tax benefits from stock-based Compensation	11.4	—	—	—	11.4
Intercompany accounts	—	73.2	(12.8)	(60.4)	—
Proceeds from revolving credit borrowings	—	144.5	—	—	144.5
Repayments of revolving credit borrowings	—	(198.3)	—	—	(198.3)
Proceeds (repayments) of other debt	—	(0.6)	11.0	—	10.4
Proceeds from exercise of stock options	17.7	—	—	—	17.7

Net cash flows of financing activities	28.8	18.8	(1.8)	(60.4)	(14.6)

Effect of exchange rate changes on cash	—	—	2.2	—	2.2

Increase (decrease) in cash	0.1	(1.0)	9.1	—	8.2
Cash — beginning of period	—	8.5	63.7	—	72.2

Cash — end of period	$0.1	$7.5	$72.8	$—	$80.4

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Condensed Statements of Cash Flows
Nine Fiscal Months Ended September 30, 2005

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$12.3	$19.3	$43.3	$—	$74.9

Cash flows of investing activities:
Capital expenditures	—	(11.4)	(14.3)	—	(25.7)
Proceeds from properties sold	—	1.8	0.1	—	1.9
Acquisitions, net of cash acquired	—	(7.4)	—	—	(7.4)
Intercompany accounts	(9.5)	—	—	9.5	—
Other, net	—	2.1	(0.1)	—	2.0

Net cash flows of investing activities	(9.5)	(14.9)	(14.3)	9.5	(29.2)

Cash flows of financing activities:
Preferred stock dividends paid	(4.5)	—	—	—	(4.5)
Intercompany accounts		24.9	(15.4)	(9.5)	—
Proceeds from revolving credit borrowings	—	224.0	—	—	224.0
Repayments of revolving credit borrowings	—	(247.2)	—	—	(247.2)
Proceeds from other debt	—	0.1	0.8	—	0.9
Proceeds from exercise of stock options	1.6	—	—	—	1.6

Net cash flows of financing activities	(2.9)	1.8	(14.6)	(9.5)	(25.2)

Effect of exchange rate changes on cash	—	—	(5.6)	—	(5.6)

Increase (decrease) in cash	(0.1)	6.2	8.8	—	14.9
Cash — beginning of period	0.1	3.1	33.2	—	36.4

Cash — end of period	$—	$9.3	$42.0	$—	$51.3

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
General
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to a restatement of segments and the related prior period segment results to disaggregate the Company’s previously reported three reportable segments (Energy, Industrial & Specialty and Communications) to eight reportable segments.
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
North American Electric Utility cable products include low-, medium- and high-voltage power distribution and power transmission products for overhead and buried applications. International Electric Utility cable products include low-, medium-, high- and extra high-voltage power distribution and power transmission products for overhead and buried applications. North American Portable Power and Control cable products include electronic signal, control, sound and security cables, and flexible cords used for temporary power, OEM applications and maintenance and repair. North American Electrical Infrastructure cable products include low- and medium-voltage industrial instrumentation, power and control cables used for power generation, refining and petrochemical applications, natural gas production, factory automation, and non-residential industrial construction. International Electrical Infrastructure cable products include maintenance cords and cables, flexible construction cables, and industrial instrumentation, power and control cables used for power generation, mining, refining and petrochemical applications, natural gas production, factory automation and non-residential industrial and residential construction. Transportation and Industrial Harnesses cable products include automotive wire and cable and application-specific wire harnesses and assemblies. Telecommunications wire and cable products include low-voltage outside plant wire and cable products for aerial, buried and duct applications. Networking products include low-voltage network and other information technology cables.
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
General Cable analyzes its worldwide operations in two geographic groups: 1) North America and 2) International. The International results for the three and nine fiscal months ended September 29, 2006 include the Silec® business purchased in December 2005. Corporate charges, if any, represent non-recurring charges. The following table sets forth net sales and operating income by geographic group for the periods presented, in millions of dollars:

	Three Fiscal Months Ended				Nine Fiscal Months Ended
	Sept. 29, 2006		Sept. 30, 2005		Sept. 29, 2006		Sept. 30, 2005
	Amount	%	Amount	%	Amount	%	Amount	%
Net sales:
North America	$535.8	56%	$412.7	69%	$1,579.5	58%	$1,172.7	67%
International	412.6	44%	187.8	31%	1,160.3	42%	590.6	33%

Total net sales	$948.4	100%	$600.5	100%	$2,739.8	100%	$1,763.3	100%

Operating income (loss):
North America	$36.4	55%	$13.9	42%	$98.7	55%	$38.3	43%
International	29.4	45%	19.0	58%	79.7	45%	50.3	57%

Subtotal	65.8	100%	32.9	100%	178.4	100%	88.6	100%

Corporate and other operating items	—		(15.6)		—		(19.1)

Total operating income	$65.8		$17.3		$178.4		$69.5

General Cable’s reported net sales are directly influenced by the price of copper, and to a lesser extent, aluminum. The price of copper and aluminum has historically been subject to considerable volatility and has recently been subject to an unprecedented level of volatility. The daily selling price of copper cathode on the COMEX averaged $3.54 per pound in the third quarter of 2006 and $1.70 per pound in the third quarter of 2005 and the daily price of aluminum averaged $1.18 per pound in the third quarter of 2006 and $0.88 per pound in the third quarter of 2005. In the first nine fiscal months of 2006 and 2005, copper cathode on the COMEX averaged $3.06 per pound and $1.57 per pound, respectively. The daily price of aluminum averaged $1.20 per pound in the first nine fiscal months of 2006 and $0.90 per pound in the first nine fiscal months of 2005. These copper and aluminum price increases are representative of both the North American and International markets. General Cable generally passes changes in copper and aluminum prices along to its customers, although there are timing delays of varying lengths depending upon the volatility of metals prices, the type of product, competitive conditions and particular customer arrangements. A significant portion of the Company’s electric utility and telecommunications business and, to a lesser extent, the Company’s electrical infrastructure business has metal escalators written into customer contracts under a variety of price setting and recovery formulas. The remainder of the Company’s business requires that the cost of higher metal prices be recovered through negotiated price increases with customers. In these instances, the ability to increase the Company’s selling prices may lag the movement in metal prices by a period of time as the customer price increases are implemented. As a result of this and a number of other practices intended to match copper and aluminum purchases with sales, profitability over time has historically not been significantly affected by changes in copper and aluminum prices, although 2003 and 2004 profitability was adversely impacted by rapid increases in raw material costs, including the cost of copper and aluminum. General Cable does not engage in speculative metals trading or other speculative activities.
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
In the North American Electric Utility segment, the 2003 power outages in the U.S. and Canada and recently published studies by the North American Electric Reliability Council emphasized the need to upgrade the power transmission infrastructure used by electric utilities, which has, over time, caused an increase in demand for the Company’s North American Electric Utility products. In addition, tax legislation was passed in the United States in 2004 which included the renewal of tax credits for producing power from wind. This may also cause an increase in demand for the Company’s products as the Company is a significant manufacturer of wire and cable used in wind farms. Also, the passage of energy legislation in the United States in 2005 that is aimed at improving the transmission grid infrastructure and the reliability of power availability may increase demand for the Company’s transmission and distribution cables over time. An increase in the volume of North American Electric Utility segment sales in combination with increased selling prices has been occurring in 2006 and is leading to improvements in North American Electric Utility segment operating margins.
In the International Electric Utility segment, the 2003 power outages in Europe emphasized the need to upgrade the power transmission infrastructure used by electric utilities, which has, over time, caused an increase in demand for the Company’s products. This segment continues to benefit from the trend in Europe to install power cables underground, which requires more highly engineered cables. Increased demand and selling prices for low-voltage and high-voltage cables, both in the Spanish domestic and export markets, also are currently being experienced. In addition, the Company’s acquisition of Silec® will benefit the continued growth of the Company’s International Electric Utility segment in Europe by expanding the Company’s high-voltage and extra high-voltage product offerings while also strengthening the Company’s material science, power connectivity and systems integration expertise.
In the North American Portable Power and Control segment, the Company saw strengthening demand throughout 2005 and the first nine fiscal months of 2006 as a direct result of a strong turnaround in commercial construction and industrial sector maintenance spending in North America. This segment has experienced increased demand for products that support the mining market. In addition, the demand for portable power is growing and an improving pricing environment is serving to offset increasing raw material costs.
In the North American Electrical Infrastructure segment, sales in North America have been heavily influenced by the level of industrial construction spending, and as a result of a strong turnaround in industrial construction spending, the Company experienced much higher demand for this segment’s products throughout 2005 and the first nine fiscal months of 2006. The North American Electrical Infrastructure segment also experienced increased demand for mining, oil, gas, and petrochemical market products, and the Company expects this trend to continue throughout 2006 partly in response to high oil prices which influences drilling and coal mining activity and investment in alternatives to oil. An improving pricing environment is also serving to offset increasing raw material costs.
In the International Electrical Infrastructure segment, sales in Europe and Asia Pacific have been heavily influenced by the level of residential and industrial construction spending, and as a result of a continuing turnaround in residential and industrial construction spending in these regions, the Company experienced increased demand for this segment’s products throughout 2005 and the first nine fiscal months of 2006, including demand for construction cables that meet low-smoke, zero-halogen requirements in Europe. The Company’s acquisition of Silec® is anticipated to benefit the continued growth of the Company’s International Energy and Infrastructure segment in Europe.
In the Transportation and Industrial Harnesses segment, sales of the segment’s automotive products are heavily influenced by the general overall health of the economy, and sales are often stronger during slower economic times since aftermarket ignition wire sets are used to maintain and lengthen the life of automobiles. In fiscal 2005 and the first nine fiscal months of 2006, because of increased competition among retailers in the automotive aftermarket, the Company has experienced relatively flat demand for its ignition wire sets.
In the Telecommunications segment, over the last few years, demand for outside plant telecommunications cables has experienced a significant decline from historical levels. Overall demand for Telecommunications products from the Company’s traditional Regional Bell Operating Company (RBOC) customers has mostly declined over the last several quarters, and recent RBOC merger activity and higher copper costs have reduced both RBOC and distributor purchasing volume in this segment. However, the Company has benefited from the closure of its Bonham, Texas facility which is allowing the Company to better utilize its manufacturing assets. The Company anticipates, based on recent public announcements, further deployment of fiber optic products into the telephone network. Increased spending by the telephone companies on fiber deployment may negatively impact their purchases of the Company’s copper based telecommunications cable products, but may, to a lesser extent, positively impact their purchases of the Company’s fiber optic cable products. The negative impact on the purchase of copper based products may also be somewhat mitigated in that the Company believes it will benefit from the further investment in fiber broadband networks as some of its customers will most likely need to upgrade a portion of their copper network to support the fiber network.
In the Networking segment, during the early part of this decade, sales of Networking products decreased, primarily as a result of a weak market for switching/local area networking cables. The Company has benefited from the closure of its Dayville, Connecticut facility which is allowing the Company to better utilize its Networking manufacturing assets. In addition, the Company continues to see growth in networking sales and improvements in market prices and has recently experienced high demand for specialty optical fiber cables in Europe.
In addition to the operating trends discussed in the previous paragraphs, the Company anticipates that the following trends may affect the earnings of the Company during the remainder of 2006. The impact of continued high raw materials costs, including metals and insulating materials, and freight and energy costs has increased the Company’s working capital requirements. While commodity prices climbed modestly during the first quarter of 2006, copper prices increased at an unprecedented pace in the second quarter of 2006, and if such a rapid increase were to occur again in the near term, the Company may not be able to immediately recover such an increase through pricing changes. The Company expects aluminum and copper rod supplies to continue to be very tight globally due to production and transportation problems within the refining industry, potentially causing sustained high prices or even greater increases in raw material prices. As a result of the purchase of Silec®, margin percentages, mostly in the International Electric Utility and International Electrical Infrastructure segments, will be diluted over the next few fiscal quarters due to the acquisition of revenues with minimal operating margins. The Company anticipates that the realization of operating efficiencies, synergies with the Company’s other European businesses, improved pricing and Lean Six Sigma (“Lean”) initiatives will lessen this dilution in the fourth quarter of 2006 and beyond. In addition, due to the potential continued rise in interest rates in the United States, the Company’s interest expense on its floating rate asset based revolver may increase in the fourth quarter of 2006. This, however, is expected to be partially offset by the interest savings resulting from the U.S. dollar to Euro cross currency and interest rate swap agreement entered into in 2005. The agreement has a notional value of $150 million, or approximately 53% of the Company’s currently outstanding $285 million in Senior Notes. The swap has a term of just over two years with a maturity date that coincides with the earliest redemption date of the Senior Notes. This agreement lowers the Company’s borrowing cost by 200 basis points on the swapped portion of the Senior Notes, or approximately $3 million per year in interest expense. Cash interest savings for the first nine fiscal months of 2006 was $2.3 million.
During the second quarter of 2006, as a result of certain customer shipments being delayed into the third quarter, the Company benefited from copper price agreements and copper hedge positions that were closed prior to the recognition of the economically hedged sales transactions. In one situation, the Company purchased, as a “normal purchase” as defined by SFAS 133 paragraph 10b(1), copper from a vendor at prices that ultimately were approximately $6.0 million less than the prevailing second quarter spot market prices when the inventory was received due to the steady increases in the market price of copper. Since the Company uses the LIFO inventory method and inventory quantities were flat during the period, the cost of that inventory was immediately recognized against revenue, but not against the economically hedged sales transaction because of the shipment delay. In another situation, the Company made copper purchases via London Metals Exchange futures contracts that qualified as cash flow hedges under paragraph 28 of SFAS 133. The copper price ultimately was approximately $2.5 million less than the prevailing second quarter spot market prices when the inventory was received, so gains were realized in other comprehensive income. Since the Company uses the LIFO inventory method and inventory quantities were flat during the period, once again, the cost of that inventory was immediately recognized against revenue which triggered a reclassification of accumulated other comprehensive income to earnings. Overall, the Company recognized $8.5 million in reduced material cost as a result of these closed positions, which resulted in economically unhedged sales transactions receiving the benefit of the lower-cost material, thus creating higher gross margins on these sales. However, in the third quarter, the cost of copper used in production for the delayed economically hedged sales transactions was higher than the original purchased copper price, so gross margins on these sales contracts were lower since the benefits of lower hedged copper prices were already recognized during the second quarter.
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
As part of General Cable’s ongoing efforts to reduce total operating costs, the Company continuously evaluates its ability to more efficiently utilize existing manufacturing capacity. Such evaluation includes the costs associated with and benefits to be derived from the combination of existing manufacturing assets into fewer plant locations and the possible outsourcing of certain manufacturing processes. During 2005, the Company closed certain of its Telecommunications and Networking manufacturing plants which resulted in a net $18.6 million charge in 2005 (net $19.1 million in the first nine fiscal months of 2005). There were no material charges recorded for closure costs for the three and nine fiscal months ended September 29, 2006.
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
On August 31, 2006, the Company completed the acquisition of E.C.N. Cable Group, S.L. (“ECN Cable”) for a purchase price of $14.3 million in cash and the assumption of $38.6 million in ECN Cable debt (at prevailing exchange rates during the period), including fees and expenses, net of cash acquired and subject to post-closing adjustments. ECN Cable is based in Vitoria, Spain and employs approximately 200 associates. In 2005, ECN Cable reported global sales of approximately $71.5 million (based on 2005 average exchange rates) mostly on sales of aluminum aerial high-voltage and extra high-voltage cables, low- and medium-voltage insulated power cables and bimetallic products used in electric transmission and communications. The results of this acquired entity on the statement of operations for the three and nine fiscal months ended September 29, 2006 were not material. Pro forma results of the ECN Cable acquisition are not material.
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

The values of property, plant and equipment and intangible assets reflected above have been adjusted for the pro rata allocation (based on their relative fair values) of the excess of the fair value of acquired net assets over the cost of the acquisition. The Company has not yet finalized the deferred tax accounting in establishing the acquisition opening balance sheet. This valuation is expected to be completed in the fourth quarter of 2006, which could result in changes to the values assigned above to property, plant and equipment and intangible assets.
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
The following table presents, in millions, actual unaudited consolidated results of operations for the Company for the three and nine fiscal months ended September 29, 2006, including the operations of Silec® and presents the unaudited pro forma consolidated results of operations for the Company for the three and nine fiscal months ended September 30, 2005 as though the acquisition of Silec® had been completed as of the beginning of each period. This pro forma information is intended to provide information regarding how the Company might have looked if the acquisition had occurred as of January 1, 2005. The pro forma adjustments represent management’s best estimates based on information available at the time the pro forma information was prepared and may differ from the adjustments that may actually have been required.
Accordingly, the pro forma financial information should not be relied upon as being indicative of the historical results that would have been realized had the acquisition occurred as of the dates indicated or that may be achieved in the future.

	Three Fiscal		Nine Fiscal
	Months Ended		Months Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2006	2005	2006	2005
	(As reported)	(Pro forma)	(As reported)	(Pro forma)
Revenue	$948.4	$666.7	$2,739.8	$1,970.7

Net income applicable to common shareholders	$37.0	$2.3	$99.7	$21.5

Earnings per common share — assuming dilution	$0.71	$0.06	$1.93	$0.51

The pro forma results reflect immaterial pro forma adjustments for interest expense, depreciation and related income taxes in order to present the amounts on a purchase accounting adjusted basis. These pro forma results also include an estimated $1.1 million and an estimated $3.5 million, respectively, of corporate costs allocated by SAFRAN SA to Silec® during the three and nine fiscal months ended September 30, 2005. Certain overhead costs previously incurred on behalf of and allocated to Silec® by SAFRAN SA are incurred directly by Silec® in 2006.
Net income during the three and nine fiscal months ended September 29, 2006 and September 30, 2005 includes certain material one-time benefits (charges) unrelated to the acquisition, as listed below (in millions):

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2006	2005	2006	2005
Release of deferred tax valuation allowance	$—	$—	$3.7	$—

Plant rationalization charges, net	$—	$(15.6)	$—	$(19.1)

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
Inventory Costing and Valuation
General Cable utilizes the LIFO method of inventory accounting for its metals inventory. The Company’s use of the LIFO method results in its statement of operations reflecting the current costs of metals, while metals inventories in the balance sheet are valued at historical costs as the LIFO layers were created. As a result of volatile copper prices, the replacement cost of the Company’s copper inventory exceeded the historic LIFO cost by approximately $256 million at September 29, 2006 and by approximately $107 million at December 31, 2005. If LIFO inventory quantities are reduced in a period when replacement costs exceed the LIFO value of the inventory, the Company would experience an increase in reported earnings. Conversely, if LIFO inventory quantities are reduced in a period when replacement costs are lower than the LIFO value of the inventory, the Company would experience a decline in reported earnings. If the Company were not able to recover the LIFO value of its inventory in some future period when replacement costs are lower than the LIFO value of the inventory, the Company would be required to take a charge to recognize in its statement of operations an adjustment of LIFO inventory to market value. During the three fiscal months ended September 30, 2005, the Company reduced its copper inventory quantities in North America, which was not expected to be replaced by year end, resulting in a $2.4 million LIFO gain since LIFO inventory quantities were reduced in a period when replacement costs were higher than the LIFO value of the inventory.
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
Pension Accounting
Pension expense for the defined benefit pension plans sponsored by General Cable is determined based upon a number of actuarial assumptions, including an expected long-term rate of return on assets of 8.5%. This assumption was based on input from actuaries, including their review of historical 10 year, 20 year, and 25 year rates of inflation and real rates of return on various broad equity and bond indices in conjunction with the diversification of the asset portfolio. The expected long-term rate of return on assets is based on an asset allocation assumption of 65% allocated to equity investments, with an expected real rate of return of 7%, and 35% to fixed-income investments, with an expected real rate of return of 3%, and an assumed long-term rate of inflation of 3%. The actual asset allocations were 62.8% of equity investments and 65% of equity investments, respectively, and 37.2% of fixed-income investments and 35% of fixed-income investments, respectively, at September 29, 2006 and at December 31, 2005. Management believes that long-term asset allocations on average will approximate the Company’s assumptions and that an 8.5% long-term rate of return is a reasonable assumption.
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
General Cable evaluates its actuarial assumptions at least annually, and adjusts them as necessary. In 2005, pension expense for the Company’s defined benefit plans was $5.4 million. Based on an expected rate of return on plan assets of 8.5%, a discount rate of 5.75% and various other assumptions, the Company estimates its 2006 pension expense for its defined benefit plans will increase approximately $2.2 million, excluding curtailment costs, from 2005, primarily due to a decrease in the discount rate, pension expense of acquired companies and lower than expected investment performance in 2005. A 1% decrease in the assumed discount rate, excluding curtailment costs, would increase pension expense by approximately $1.3 million. Future pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the populations participating in the plans. In the event that actual results differ from the actuarial assumptions, the funded status of the defined benefit plans may change and any such change could result in a charge or credit to equity and an increase or decrease in future pension expense and cash contributions.
Income Taxes
The Company and its U.S. subsidiaries file a consolidated U.S. federal income tax return. Other subsidiaries of the Company file tax returns in their local jurisdictions.
The Company provides for income taxes on all transactions that have been recognized in the Condensed Consolidated Financial Statements in accordance with SFAS No. 109. Accordingly, the impact of changes in income tax laws on deferred tax assets and deferred tax liabilities are recognized in net earnings in the period during which such changes are enacted.

The Company records a valuation allowance to reduce deferred tax assets to the amount that it believes is more likely than not to be realized. The valuation of the deferred tax asset is dependent on, among other things, the ability of the Company to generate a sufficient level of future taxable income. In estimating future taxable income, the Company has considered both positive and negative evidence, such as historical and forecasted results of operations, including prior losses in the decade, and has considered the implementation of prudent and feasible tax planning strategies. At September 29, 2006, the Company had recorded a net deferred tax asset of $85.6 million ($40.9 million current and $44.7 million long term). Approximately $7.5 million of this deferred tax asset must be utilized prior to its expiration in the period 2007-2009. The remainder of the asset may be used for at least 15 years. This finite life has also been considered by the Company in the valuation of the asset. The Company has and will continue to review on a quarterly basis its assumptions and tax planning strategies, and, if the amount of the estimated realizable net deferred tax asset is less than the amount currently on the balance sheet, the Company would reduce its deferred tax asset, recognizing a non-cash charge against reported earnings. As a part of the quarterly review previously mentioned, during the second quarter of 2006, the Company recognized a benefit of approximately $3.7 million due to the release of a portion of the state deferred tax valuation allowance as it became more likely than not that the related deferred tax asset would be utilized in future years as a result of improved performance in the Company’s U.S. operations. At September 29, 2006, the Company concluded that, more likely than not, the net deferred tax asset will be realized.
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

New Accounting Standards
In September 2006, Securities and Exchange Commission Staff Accounting Bulletin No. 108 (SAB No. 108), codified as SAB Topic 1.N, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” was issued. This guidance states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The guidance also provides transition guidance for correcting errors existing in prior years. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial position, results of operations and cash flows.
In September 2006, Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R),” was issued. This statement requires an employer that sponsors one or more defined benefit pension or other postretirement plans to recognize an asset or liability for the over funded or under funded status of its postretirement benefit plans in its balance sheet for years ending after December 15, 2006. The funded status is measured as the difference between the fair value of the plan’s assets and its benefit obligation. The statement also requires an employer to measure plan assets and benefit obligations as of the date of the employer’s statement of financial position. SFAS No. 158 is effective for fiscal years ending after December 15, 2006, except for the requirement to measure plan assets and benefit obligations as of the statement of financial position date, which is effective for fiscal years ending after December 15, 2008. Transition for the recognition provisions is entirely prospective. The Company is currently evaluating the impact of adopting SFAS No. 158 on its consolidated financial position, results of operations and cash flows.
In September 2006, SFAS No. 157, “Fair Value Measurements,” was issued. This statement provides a new definition of fair value that serves to replace and unify old fair value definitions so that consistency on the definition is achieved, and the definition provided acts as a modification of the current accounting presumption that a transaction price of an asset or liability equals its initial fair value. The statement also provides a fair value hierarchy used to classify source information used in fair value measurements that places higher importance on market based sources. New disclosures of assets and liabilities measured at fair value based on their level in the fair value hierarchy are required by this statement. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial position, results of operations and cash flows.
In July 2006, Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” was issued. This Interpretation clarifies accounting for uncertain tax positions in accordance with SFAS No. 109. Specifically, the Interpretation requires recognition the tax benefit of an uncertain tax position only if that position is “more-likely-than-not” to be sustained upon audit based only on the technical merits of the position. Tax positions that meet the threshold are recognized at an amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority. Tax positions currently held that fail the “more-likely-than-not” recognition threshold would result in adjustments in recorded deferred tax assets or liabilities and changes in income tax payables or receivables. In addition, Interpretation 48 specifies certain annual disclosures that are required to be made once the Interpretation has taken effect. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting this proposed Interpretation on its consolidated financial position, results of operations and cash flows.
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
Results of Operations
The following table sets forth, for the periods indicated, statements of operations data in millions of dollars and as a percentage of net sales. Percentages may not add due to rounding.

	Three Fiscal Months Ended				Nine Fiscal Months Ended
	Sept. 29, 2006		Sept. 30, 2005		Sept. 29, 2006		Sept. 30, 2005
	Amount	%	Amount	%	Amount	%	Amount	%
Net sales	$948.4	100.0%	$600.5	100.0%	$2,739.8	100.0%	$1,763.3	100.0%
Cost of sales	826.4	87.1%	540.6	90.0%	2,390.7	87.3%	1,564.7	88.8%

Gross profit	122.0	12.9%	59.9	10.0%	349.1	12.7%	198.6	11.2%
Selling, general and administrative expenses	56.2	5.9%	42.6	7.1%	170.7	6.2%	129.1	7.3%

Operating income	65.8	6.9%	17.3	2.9%	178.4	6.5%	69.5	3.9%
Other income (expense)	(0.3)	—%	0.1	—%	0.7	—%	—	—%
Interest expense, net	(7.6)	(0.8)%	(9.9)	(1.7)%	(28.8)	(1.1)%	(28.9)	(1.6)%

Income before income taxes	57.9	6.1%	7.5	1.2%	150.3	5.5%	40.6	2.3%
Income tax provision	(20.8)	(2.2)%	(3.3)	(0.5)%	(50.3)	(1.8)%	(15.6)	(0.9)%

Net income	37.1	3.9%	4.2	0.7%	100.0	3.6%	25.0	1.4%
Less: preferred stock dividends	(0.1)	—%	(1.5)	(0.2)%	(0.3)	—%	(4.5)	(0.2)%

Net income applicable to common shareholders	$37.0	3.9%	$2.7	0.5%	$99.7	3.6%	$20.5	1.2%

Three Fiscal Months Ended September 29, 2006 Compared with Three Fiscal Months Ended September 30, 2005
The net income applicable to common shareholders was $37.0 million in the third quarter of 2006 compared to net income applicable to common shareholders of $2.7 million in the third quarter of 2005. The net income applicable to common shareholders for the third quarter of 2006 included a $0.1 million dividend on preferred stock and $0.1 million in additional compensation expense due to the requirements of SFAS 123(R). The net income applicable to common shareholders for the third quarter of 2005 included a $1.5 million dividend on preferred stock and pre-tax net corporate charges of $15.6 million related to the rationalization of certain of the Company’s Telecommunications and Networking manufacturing facilities.
Net Sales
The following tables set forth net sales, metal-adjusted net sales and metal pounds sold by segment, in millions. Net sales for the third quarter of 2005 have been adjusted to reflect the 2006 copper COMEX average price of $3.54 (a $1.84 increase compared to the prior period) and the aluminum rod average price of $1.18 per pound (a $0.30 increase compared to the prior period). Metal-adjusted net sales (in millions of dollars), a non-GAAP financial measure, is provided herein in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. See previous discussion of metal price volatility in the “General” section.

	Net Sales
	Three Fiscal Months Ended
	Sept. 29, 2006		Sept. 30, 2005
	Amount	%	Amount	%
North American Electric Utility	$200.3	21%	$148.8	25%
International Electric Utility	155.7	16%	64.5	11%
North American Portable Power and Control	75.0	8%	57.6	10%
North American Electrical Infrastructure	82.6	9%	49.3	8%
International Electrical Infrastructure	225.3	24%	105.3	17%
Transportation and Industrial Harnesses	28.6	3%	27.6	5%
Telecommunications	95.3	10%	85.3	14%
Networking	85.6	9%	62.1	10%

Total net sales	$948.4	100%	$600.5	100%

	Metal-Adjusted Net Sales
	Three Fiscal Months Ended
	Sept. 29, 2006		Sept. 30, 2005
	Amount	%	Amount	%
North American Electric Utility	$200.3	21%	$195.6	24%
International Electric Utility	155.7	16%	72.6	9%
North American Portable Power and Control	75.0	8%	80.1	10%
North American Electrical Infrastructure	82.6	9%	70.5	9%
International Electrical Infrastructure	225.3	24%	169.6	21%
Transportation and Industrial Harnesses	28.6	3%	28.0	3%
Telecommunications	95.3	10%	128.5	15%
Networking	85.6	9%	78.9	9%

Total metal-adjusted net sales	948.4	100%	823.8	100%

Metal adjustment	—		(223.3)

Total net sales	$948.4		$600.5

	Metal Pounds Sold
	Three Fiscal Months Ended
	Sept. 29, 2006		Sept. 30, 2005
	Pounds	%	Pounds	%
North American Electric Utility	54.7	30%	55.1	33%
International Electric Utility	32.2	18%	17.2	10%
North American Portable Power and Control	10.2	6%	12.4	8%
North American Electrical Infrastructure	12.8	7%	11.7	7%
International Electrical Infrastructure	40.9	23%	35.5	22%
Transportation and Industrial Harnesses	0.3	—%	0.2	-%
Telecommunications	20.3	11%	23.8	14%
Networking	9.0	5%	9.3	6%

Total metal pounds sold	180.4	100%	165.2	100%

Net sales increased 58% to $948.4 million in the third quarter of 2006 from $600.5 million in the third quarter of 2005. The net sales increase included $99.8 million of sales attributable to the newly acquired Silec® business. After adjusting 2005 net sales to reflect the $1.84 increase in the average monthly COMEX price per pound of copper and the $0.30 increase in the average aluminum rod price per pound in 2006, net sales increased 15% to $948.4 million, up from $823.8 million in the third quarter of 2005, and net sales increased 3% exclusive of sales attributable to Silec® when compared to 2005 metal-adjusted net sales. The increase in metal-adjusted net sales, exclusive of incremental sales from Silec®, reflects the favorable impact of foreign currency exchange rate changes and increased selling prices in excess of higher metals costs experienced in the third quarter of 2006, partially offset by a net decrease in sales volume. Volume, as measured by metal pounds sold, increased 9% to 180.4 pounds as compared to 165.2 pounds in the third quarter of 2005 (a 2% decrease excluding Silec®). Metal pounds sold is provided herein as the Company believes this metric to be a good measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. The change in reported metal-adjusted net sales other than that attributable to the 9% increase in metal pounds sold is a result of a 1%, or $7.9 million, favorable impact of foreign currency exchange rate changes and an approximate 5% increase due to increased selling prices that were in excess of higher metals costs experienced during the third quarter of 2006 as the Company attempted to recover inflation on non-metals raw materials used in cable manufacturing, such as insulating compounds and steel and wood reels, as well as increased freight and energy costs.
The increase in metal-adjusted net sales reflects a 2% increase in the North American Electric Utility segment, an 114% increase in the International Electric Utility segment, a 17% increase in the North American Electrical Infrastructure segment, a 33% increase in the International Electrical Infrastructure segment, a 2% increase in the Transportation and Industrial Harnesses segment, and an 8% increase in the Networking segment. Metal-adjusted net sales in the North American Portable Power and Control segment decreased by 6% and a 26% decrease occurred in the Telecommunications segment.
The 2%, or $4.7 million, increase in metal-adjusted net sales for the North American Electric Utility segment reflects a slight decrease in volume of approximately 1%, or $0.4 million, as compared to the third quarter of 2005, which was more than offset by a $3.1 million favorable impact from changes in foreign currency exchange rates and a $2.0 million increase due to increased selling prices that were in excess of higher metals costs experienced during the third quarter of 2006 as the

Company attempted to recover inflation in its other cost inputs. The Company expects to continue to experience sustained high prices on its raw materials, which may require additional selling price adjustments for the Company’s products.
The 114%, or $83.1 million, increase in metal-adjusted net sales for the International Electric Utility segment reflects a net increase in volume of approximately 87%, or $52.2 million, as compared to the third quarter of 2005. Incremental volume due to the Silec® acquisition was $55.6 million. A $1.6 million favorable impact from changes in foreign currency exchange rates, primarily between the U.S. dollar and the Euro, was included in the metal-adjusted net sales increase as well. The increase also reflects selling price increases that were in excess of higher metals costs experienced during the third quarter of 2006 of approximately $29.3 million as the Company attempted to recover inflation in its other cost inputs. As mentioned above, the Company expects to continue to experience sustained high prices on its raw materials, which may require additional selling price adjustments for the Company’s products.
The 6%, or $5.1 million, decrease in metal-adjusted net sales for the North American Portable Power and Control segment reflects a decrease in volume of approximately 18%, or $15.6 million, as compared to the third quarter of 2005. This loss in volume was primarily due to the fact that the third quarter of 2005 sales benefited from a higher level of demand due to hurricane recovery purchases. Partially offsetting the decrease in metal-adjusted net sales were selling price increases that were in excess of higher metals costs experienced during the third quarter of 2006 of approximately $10.0 million as the Company attempted to recover inflation in its other cost inputs.
The 17%, or $12.1 million, increase in metal-adjusted net sales for the North American Electrical Infrastructure segment reflects an increase in volume of approximately 9%, or $6.0 million, as compared to the third quarter of 2005. This increase reflects the continuation of a strong turnaround in industrial construction spending resulting in the Company continuing to experience higher demand for this segment’s products in the third quarter of 2006. This segment also experienced increased demand for mining, oil, gas, and petrochemical market products, equaling approximately $4.5 million, and the Company expects this trend to continue throughout 2006 partly in response to high oil prices which influences drilling and coal mining activity and investment in alternatives to oil. The increase also reflects selling price increases that were in excess of higher metals costs experienced during the third quarter of 2006 of approximately $6.1 million as the Company attempted to recover inflation in its other cost inputs.
The 33%, or $55.7 million, increase in the metal-adjusted net sales for the International Electrical Infrastructure segment reflects an increase in volume of approximately 15%, or $25.5 million, as compared to the third quarter of 2005. This increase reflects the equivalent of $39.5 million in incremental volume from the Silec® acquisition partially offset by a decrease in demand for residential construction cables in the Spanish domestic market as a result of a slowdown in residential construction. A $2.9 million favorable impact from changes in foreign currency exchange rates, primarily between the U.S. dollar and the Euro, added to the metal-adjusted net sales increase. The increase in metal-adjusted net sales also reflects selling price increases that were in excess of higher metals costs experienced during the third quarter of 2006 of approximately $27.3 million as the Company attempted to recover inflation in its other cost inputs.
The 2%, or $0.6 million, increase in the metal-adjusted net sales for the Transportation and Industrial Harnesses segment reflects the continued trend of relatively flat sales demand for the Company’s ignition wire sets as a result of increased competition among retailers in the automotive aftermarket.
The 26%, or $33.2 million, decrease in the metal-adjusted net sales for the Telecommunications segment reflects a decrease in volume of approximately 15%, or $18.9 million, as compared to the third quarter of 2005. Contractual customer pricing which did not allow the Company to fully reflect the higher metals costs experienced in the third quarter of 2006 in its selling prices contributed approximately $14.2 million to the decrease in metal-adjusted net sales. However, the Company was economically hedged against this exposure and the lower selling prices did not materially impact the Company’s financial results for the third quarter of 2006. The decrease in metal-adjusted net sales continues to reflect an overall decrease in demand for outside plant telecommunications cable from the Regional Bell Operating Companies (RBOC’s) and a decrease in demand from the distributor market. Demand trends from the RBOC’s continue to be dependent on the selected strategy of their broadband rollout. Those favoring a copper/fiber hybrid model have been showing signs flat to marginally down demand, while those taking a fiber to the home strategy continue to show weakness in demand for copper products. Demand trends are also currently being affected by high copper prices, which makes alternatives to copper-based cable and wire comparatively more affordable, and by RBOC merger activity.
The 8%, or $6.7 million, increase in the metal-adjusted net sales for the Networking segment reflects a decrease in volume of approximately 3%, or $3.7 million, as compared to the third quarter of 2005 that was more than offset by selling price increases that were in excess of higher metals costs experienced during the third quarter of 2006 of approximately $10.5 million as the Company attempted to recover inflation in its other cost inputs. The net decrease in the volume was a result of a decrease in demand for some networking products as compared to prior periods due to product price increases.
Gross Profit
Gross profit increased to $122.0 million in the third quarter of 2006 from $59.9 million in the third quarter of 2005. Gross profit as a percentage of metal-adjusted net sales was 12.9% for the three fiscal months ended September 29, 2006 and was 7.3% for the three fiscal months ended September 30, 2005. The improved profit margin on metal-adjusted net sales is the result of increased selling prices to recover raw material costs, higher factory utilization and improved efficiency as a result of Lean manufacturing initiatives and prior year plant rationalizations.
Selling, General and Administrative Expense
Selling, general and administrative expense increased to $56.2 million in the third quarter of 2006 from $42.6 million in the third quarter of 2005. The increase in SG&A was primarily related to incremental SG&A costs within the acquired Silec® business, variable selling expenses on higher revenues, incremental incentive related compensation due to the improved year-over-year financial performance of the Company and increased stock compensation costs, partly as a result of the adoption of SFAS 123(R). Reported SG&A was 5.9% of net sales in the third quarter of 2006, up from 5.2% of metal-adjusted net sales in the third quarter of 2005 principally due to the factors mentioned above.
Operating Income
The following table sets forth operating income (loss) by segment, in millions of dollars.

	Operating Income
	Three Fiscal Months Ended,
	Sept. 29, 2006		Sept. 30, 2005
	Amount	%	Amount	%
North American Electric Utility	$14.9	22%	$9.1	28%
International Electric Utility	14.3	22%	8.7	26%
North American Portable Power and Control	6.5	10%	2.6	8%
North American Electrical Infrastructure	4.6	7%	(2.1)	(6)%
International Electrical Infrastructure	15.0	23%	4.7	14%
Transportation and Industrial Harnesses	3.9	6%	4.4	13%
Telecommunications	5.1	8%	5.3	16%
Networking	1.5	2%	0.2	1%

Subtotal excluding corporate charges	65.8	100%	32.9	100%

Corporate charges	—		(15.6)

Total operating income	$65.8		$17.3

Operating income of $65.8 million for the third quarter of 2006 increased from $17.3 million in the third quarter of 2005. This increase is primarily the result of a significantly improved pricing environment across most of the Company’s product lines and geographies, higher factory utilization and related efficiencies, ongoing Lean manufacturing cost containment and efficiency efforts and prior year plant rationalizations, approximately $2.2 million of operating earnings from the acquisition of Silec® and a $0.6 million increase due to the impact of foreign currency exchange rate changes. These increases were partially offset by approximately $2.1 million of incremental incentive related expense as a result of year over year earnings improvement.
North American Electric Utility operating income benefited from selling price increases and Lean Six Sigma cost saving initiatives. International Electric Utility operating income benefited from an 87% increase in sales volume and selling price increases. However, this segment experienced a decrease in its operating margin due to the segment continuing to be negatively affected by the acquisition of revenues with minimal operating margins as a result of the acquisition of Silec®. This dilution of operating margins is expected to be reduced during the remainder of 2006 as a result of realizing operating efficiencies and synergies between Silec® and the Company’s other European businesses.
North American Portable Power and Control operating income benefited from selling price increases. These improvements were only partially offset by a decrease in sales volume of 18%. North American Electrical Infrastructure’s improvement from an operating loss in the third quarter of 2005 to operating income in the third quarter of 2006 was due to a 9% increase in sales volume and from selling price increases. A reduction in costs as a result of continued efficiency gains that were obtained through plant closures and realignments in prior periods and through the implementation of Lean Six Sigma manufacturing cost containment efforts was a benefit as well. International Electrical Infrastructure operating income increased due to a 15% increase in sales volume and from selling price increases. Efficient manufacturing and high utilization rates helped to keep costs down, but the increase in the operating margin of the International Electrical Infrastructure segment was negatively affected by the acquisition of revenues with minimal operating margins as a result of the acquisition of Silec®. This dilution of operating margins is expected to be reduced during the remainder of 2006 as a result of realizing operating efficiencies and synergies between Silec® and the Company’s other European businesses. Transportation and Industrial Harnesses operating income decreased due to flat sales of ignition wire sets for the automotive aftermarket and manufacturing cost increases.
Telecommunications operating income only slightly decreased even though sales volume decreased 15%. The decrease in revenue was mostly offset by improved selling prices and a reduction in costs as a result of efficiency gains that were obtained through a prior period plant rationalization and the continuing use of Lean Six Sigma manufacturing cost containment efforts. Networking’s operating income increased due to selling price increases. This increase was partially offset by a 3% decrease in sales volume. The implementation of Lean Six Sigma manufacturing cost containment efforts continued in this segment as well.
Other Income (Expense)
Other income (expense) was $(0.3) million in the third quarter of 2006 and was $0.1 million in the third quarter of 2005. These amounts reflect foreign currency transaction gains (losses) which resulted from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated.
Interest Expense
Net interest expense decreased to $7.6 million in the third quarter of 2006 from $9.9 million in the third quarter of 2005. The decrease in interest expense is the result of a significant reduction in the average outstanding balance of the Company’s floating rate credit facility and the mark to market effects and cash savings from the cross currency and interest rate swap. This decrease was partially offset by the incremental interest expense related to the addition of the Spanish Term Loan to fund the Silec® acquisition.
Tax Provision
The Company’s effective tax rate for the third quarter of 2006 and 2005 was 35.9% and 44.0%, respectively. The decrease in the third quarter 2006 effective tax rate as compared to the 2005 effective tax rate was primarily due to the impact of cumulatively adjusting the third quarter of 2005 tax provision to reflect the estimated full year 2005 tax rate.
Preferred Stock Dividends
The Company accrued and paid $0.1 million and $1.5 million in dividends on its preferred stock in the third quarter of 2006 and 2005, respectively. The significant decrease in dividends paid during the third quarter of 2006 is due to the reduction in the number of outstanding shares of preferred stock as a result of the Company’s inducement offer in 2005.
Nine Fiscal Months Ended September 29, 2006 Compared with Nine Fiscal Months Ended September 30, 2005
The net income applicable to common shareholders was $99.7 million in the first nine fiscal months of 2006 compared to net income applicable to common shareholders of $20.5 million in the first nine fiscal months of 2005. The net income applicable to common shareholders for the first nine fiscal months of 2006 included a $0.3 million dividend on preferred stock, $0.9 million in additional compensation expense from adopting SFAS 123(R), a charge of $1.0 million to settle a patent dispute with a competitor and a benefit of $3.7 million due to a state deferred tax valuation allowance release. The net income applicable to common shareholders for the first nine fiscal months of 2005 included a $4.5 million dividend on preferred stock and pre-tax net corporate charges of $19.1 million related to the rationalization of certain of the Company’s Telecommunications and Networking manufacturing facilities.
Net Sales
The following tables set forth metal-adjusted net sales and metal pounds sold by segment, in millions. Net sales for the first nine fiscal months of 2005 have been adjusted to reflect the 2006 copper COMEX average price of $3.06 (a $1.49 increase compared to the prior period) and the aluminum rod average price of $1.20 per pound (a $0.30 increase compared to the prior period). Metal-adjusted net sales (in millions of dollars), a non-GAAP financial measure, is provided herein in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. See previous discussion of metal price volatility in the “General” section.

	Net Sales
	Nine Fiscal Months Ended
	Sept. 29, 2006		Sept. 30, 2005
	Amount	%	Amount	%
North American Electric Utility	$589.1	22%	$419.9	24%
International Electric Utility	426.5	16%	202.3	11%
North American Portable Power and Control	225.6	8%	167.3	10%
North American Electrical Infrastructure	238.6	9%	143.8	8%
International Electrical Infrastructure	656.7	24%	334.7	19%
Transportation and Industrial Harnesses	87.9	3%	87.3	5%
Telecommunications	281.6	10%	244.4	14%
Networking	233.8	8%	163.6	9%

Total net sales	$2,739.8	100%	$1,763.3	100%

	Metal-Adjusted Net Sales
	Nine Fiscal Months Ended
	Sept. 29, 2006		Sept. 30, 2005
	Amount	%	Amount	%
North American Electric Utility	$589.1	22%	$535.5	23%
International Electric Utility	426.5	16%	228.2	10%
North American Portable Power and Control	225.6	8%	223.1	10%
North American Electrical Infrastructure	238.6	9%	195.7	8%
International Electrical Infrastructure	656.7	24%	500.1	22%
Transportation and Industrial Harnesses	87.9	3%	88.5	4%
Telecommunications	281.6	10%	328.0	14%
Networking	233.8	8%	203.0	9%

Total metal-adjusted net sales	$2,739.8	100%	$2,302.1	100%

Metal adjustment	—		(538.8)

Total net sales	$2,739.8		$1,763.3

	Metal Pounds Sold
	Nine Fiscal Months Ended
	Sept. 29, 2006		Sept. 30, 2005
	Pounds	%	Pounds	%
North American Electric Utility	175.8	29%	160.7	32%
International Electric Utility	99.8	17%	57.4	12%
North American Portable Power and Control	35.0	6%	36.7	7%
North American Electrical Infrastructure	41.8	7%	34.7	7%
International Electrical Infrastructure	146.2	25%	112.2	23%
Transportation and Industrial Harnesses	0.8	—%	0.6	-%
Telecommunications	66.3	11%	71.6	14%
Networking	28.8	5%	25.7	5%

Total metal pounds sold	594.5	100%	499.6	100%

Net sales increased 55% to $2,739.8 million in the first nine fiscal months of 2006 from $1,763.3 million in the first nine fiscal months of 2005. The net sales increase included $301.7 million of sales attributable to the newly acquired Silec® business. After adjusting 2005 net sales to reflect the $1.49 increase in the average monthly COMEX price per pound of copper and the $0.30 increase in the average aluminum rod price per pound in 2006, net sales increased 19% to $2,739.8 million, up from $2,302.1 million in the first nine fiscal months of 2005, and net sales increased 6% exclusive of incremental sales attributable to Silec® when compared to 2005 metal-adjusted net sales. The increase in metal-adjusted net sales, exclusive of incremental sales from Silec®, reflects an increase in sales volume and higher selling prices that were in excess of higher metals costs experienced during the first nine fiscal months of 2006, partially offset by the unfavorable impact of foreign currency exchange rate changes. Volume, as measured by metal pounds sold, increased 19% to 594.5 pounds as compared to 499.6 pounds in the first nine fiscal months of 2005 (7% excluding Silec®). Metal pounds sold is provided herein as the Company believes this metric to be a good measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. The change in reported metal-adjusted net sales other than that attributable to the 19% increase in metal pounds sold is a result of $4.5 million of unfavorable impact of foreign currency exchange rate changes and an overall increase in selling prices that were in excess of higher metals costs experienced during the first nine fiscal months of 2006 as the Company attempted to recover inflation on non-metals raw materials used in cable manufacturing, such as insulating compounds and steel and wood reels, as well as increased freight and energy costs.
The increase in metal-adjusted net sales reflects a 10% increase in the North American Electric Utility segment, an 87% increase in the International Electric Utility segment, a 1% increase in the North American Portable Power and Control segment, a 22% increase in the North American Electrical Infrastructure segment, a 31% increase in the International Electrical Infrastructure segment, and a 15% increase in the Networking segment. Metal-adjusted net sales in the Transportation and Industrial Harnesses segment and the Telecommunications segment decreased by 1% and 14%, respectively.
The 10%, or $53.6 million, increase in metal-adjusted net sales for the North American Electric Utility segment reflects an increase in volume of approximately 9%, or $48.1 million, as compared to the first nine fiscal months of 2005. An increase in demand occurred for bare aluminum transmission cable, representing an approximate increase of $14.1 million, as compared to the first nine fiscal months of 2005. A $9.9 million favorable impact from changes in foreign currency exchange rates, primarily between the U.S. and Canadian currencies, was included in the metal-adjusted net sales increase as well. The increase was partially offset by selling price increases which only partially recovered higher metals costs experienced during the first nine fiscal months of 2006 of approximately $4.4 million. The Company expects to continue to experience sustained high prices on its raw materials, which may require additional selling price adjustments for the Company’s products.
The 87%, or $198.3 million, increase in metal-adjusted net sales for the International Electric Utility segment reflects an increase in volume of approximately 74%, or $160.9 million, as compared to the first nine fiscal months of 2005. An increase in demand occurred for low-voltage and high-voltage aluminum cables, both in the Spanish domestic and export markets, increased wind farm projects and incremental volume equaling $153.4 million as a result of the Silec® acquisition. A $5.5 million unfavorable impact from changes in foreign currency exchange rates, primarily between the U.S. dollar and the Euro, partially offset the metal-adjusted net sales increase. However, the increase also reflects selling price increases that were in excess of higher metals costs experienced during the first nine fiscal months of 2006 of approximately $42.9 million as the Company attempted to recover inflation in its other cost inputs. As mentioned above, the Company expects to continue to experience sustained high prices on its raw materials, which may require additional selling price adjustments for the Company’s products.
The 1%, or $2.5 million, increase in metal-adjusted net sales for the North American Portable Power and Control segment reflects a decrease in volume of approximately 5%, or $12.8 million, as compared to the first nine fiscal months of 2005, that was more than offset by a $1.6 million favorable impact from changes in foreign currency exchange rates and selling price increases in excess of higher metals costs experienced during the first nine fiscal months of 2006 of approximately $13.7 million as the Company attempted to recover inflation in its other cost inputs.
The 22%, or $42.9 million, increase in metal-adjusted net sales for the North American Electrical Infrastructure segment reflects an increase in volume of approximately 20%, or $38.5 million, as compared to the first nine fiscal months of 2005. This increase reflects a strong turnaround in industrial construction spending resulting in the Company experiencing higher demand for this segment’s products in the first nine fiscal months of 2006. This segment also experienced increased demand for mining, oil, gas, and petrochemical market products, equaling approximately $18.1 million, and the Company expects this trend to continue throughout 2006 partly in response to high oil prices which influences drilling and coal mining activity and investment in alternatives to oil. Also, the increase reflects $4.4 million of revenue increases due to selling price increases in excess of higher metals costs during the first nine fiscal months of 2006 as the Company attempted to recover inflation in its other cost inputs.
The 31%, or $156.6 million, increase in the metal-adjusted net sales for the International Electrical Infrastructure segment reflects an increase in volume of approximately 30%, or $151.1 million, as compared to the first nine fiscal months of 2005. This increase reflects the equivalent of $132.1 million in incremental volume from the Silec® acquisition and strong demand throughout most of the period related to flexible zero-halogen cables used for residential construction in Europe. An $8.5 million unfavorable impact from changes in foreign currency exchange rates, primarily between the U.S. dollar and the Euro, partially offsets the metal-adjusted net sales increase. The increase in metal-adjusted net sales also included approximately $14.0 million of revenue increases due to selling price increases in excess of higher metals costs experienced during the first nine fiscal months of 2006 as the Company attempted to recover inflation in its other cost inputs.

The 1%, or $0.6 million, decrease in the metal-adjusted net sales for the Transportation and Industrial Harnesses segment reflects the continued trend of relatively flat sales demand for the Company’s ignition wire sets as a result of increased competition among retailers in the automotive aftermarket.
The 14%, or $46.4 million, decrease in the metal-adjusted net sales for the Telecommunications segment reflects a decrease in volume of approximately 7%, or $24.0 million, as compared to the first nine fiscal months of 2005. Contractual customer pricing which did not allow the Company to fully reflect the higher metals costs experienced in the first nine fiscal months of 2006 in its selling costs contributed approximately $22.6 million to the decrease in metal-adjusted net sales. However, the Company was economically hedged against this exposure and the lower selling prices did not materially impact the Company’s financial results for the first nine fiscal months of 2006. The decrease in metal-adjusted net sales continues to reflect an overall decrease in demand for outside plant telecommunications cable from the Regional Bell Operating Companies (RBOC’s) and a decrease in demand from the distributor market. Demand trends from the RBOC’s continue to be dependent on the selected strategy of their broadband rollout. Those favoring a copper/fiber hybrid model have been showing flat to marginally down demand, while those taking a fiber to the home strategy continue to show weakness in demand for copper products. Demand trends are currently being affected by high copper prices, which makes alternatives to copper-based cable and wire comparatively more affordable, and by RBOC merger activity.
The 15%, or $30.8 million, increase in the metal-adjusted net sales for the Networking segment reflects an increase in volume of approximately 12%, or $24.4 million, as compared to the first nine fiscal months of 2005. The increase in the volume of sales during the period was driven by strong demand for high-end data networking cables and by demand for central office cables. This increase also included approximately $8.6 million of revenue increases due to selling price increases in excess of higher metals costs experienced during the first nine fiscal months of 2006 as the Company attempted to recover inflation in its other cost inputs.
Gross Profit
Gross profit increased to $349.1 million in the first nine fiscal months of 2006 from $198.6 million in the first nine fiscal months of 2005. Gross profit as a percentage of metal-adjusted net sales was 12.7% for the nine fiscal months ended September 29, 2006 and was 8.6% for the nine fiscal months ended September 30, 2005. The improved profit margin on metal-adjusted net sales is the result of increased selling prices to recover raw material costs, higher factory utilization and improved efficiency as a result of Lean manufacturing initiatives and prior year plant rationalizations.
Selling, General and Administrative Expense
Selling, general and administrative expense increased to $170.7 million in the first nine fiscal months of 2006 from $129.1 million in the first nine fiscal months of 2005. The increase in SG&A was primarily related to incremental SG&A costs within the acquired Silec® business, variable selling expenses on higher revenues, incremental incentive related compensation due to the improved year-over-year financial performance of the Company and increased stock compensation costs, partly as a result of the adoption of SFAS 123(R). Reported SG&A was 6.2% of net sales in the first nine fiscal months of 2006, up from 5.6% of metal-adjusted net sales in the first nine fiscal months of 2005 principally due to the factors mentioned above.

Operating Income
The following table sets forth operating income (loss) by segment, in millions of dollars.

	Operating Income
	Nine Fiscal Months Ended,
	Sept. 29, 2006		Sept. 30, 2005
	Amount	%	Amount	%
North American Electric Utility	$35.2	20%	$19.9	23%
International Electric Utility	37.7	21%	24.3	28%
North American Portable Power and Control	17.0	10%	4.7	5%
North American Electrical Infrastructure	9.2	5%	(7.9)	(9)%
International Electrical Infrastructure	42.9	24%	17.8	20%
Transportation and Industrial Harnesses	11.6	6%	15.3	17%
Telecommunications	23.6	13%	14.4	16%
Networking	1.2	1%	0.1	-%

Subtotal excluding corporate charges	178.4	100%	88.6	100%

Corporate charges	—		(19.1)

Total operating income	$178.4		$69.5

Operating income of $178.4 million for the first nine fiscal months of 2006 increased from $69.5 million in the first nine fiscal months of 2005. This increase is primarily the result of higher sales volume, higher factory utilization and related efficiencies, ongoing Lean manufacturing cost containment and efficiency efforts and prior year plant rationalizations and approximately $4.5 million of incremental operating income from the acquisition of Silec®. These increases were partially offset by a $0.8 million decrease due to the impact of foreign currency exchange rate changes, a $1.0 million charge from the settlement of a patent dispute and incremental incentive related expense as a result of year over year earnings improvement.
North American Electric Utility operating income benefited from a 9% increase in sales volume and by increased selling prices. This segment continued to take advantage of Lean Six Sigma cost saving initiatives as well. International Electric Utility operating income benefited from a 74% increase in sales volume and from selling price increases. However, this segment experienced a decrease in its operating margin because of the acquisition of revenues with minimal operating margins as a result of the acquisition of Silec®. This dilution of operating margins is expected to be reduced during the remainder of 2006 as a result of realizing operating efficiencies and synergies between Silec® and the Company’s other European businesses.
North American Portable Power and Control operating income increased as a result of selling price increases, which were partially offset by a 5% decrease in sales volume. This segment strongly benefited from continuing Lean Six Sigma cost saving initiatives as well. North American Electrical Infrastructure’s improvement from an operating loss in the first nine fiscal months of 2005 to operating income in the first nine fiscal months of 2006 was due to a 20% increase in sales volumes and a reduction in costs as a result of continued efficiency gains that were obtained through plant closures and realignments in prior periods and through the implementation of Lean Six Sigma manufacturing cost containment efforts. International Electrical Infrastructure operating income increased due to a 30% increase in sales volume and due to selling price increases. Efficient manufacturing and high utilization rates helped to keep costs down, but the increase in the operating margin of the International Electrical Infrastructure segment was somewhat negatively affected by the acquisition of revenues with minimal operating margins as a result of the acquisition of Silec®. This dilution of operating margins is expected to be reduced during the remainder of 2006 as a result of realizing operating efficiencies and synergies between Silec® and the Company’s other European businesses. Transportation and Industrial Harnesses operating income decreased due to a decrease in sales volume of ignition wire sets for the automotive aftermarket and due to increased manufacturing costs.
Telecommunications operating income increased even though sales volume decreased by 7%. The decrease in revenue was more than offset by an increase in selling prices and a reduction in costs as a result of efficiency gains that were obtained through a prior period plant rationalization and the continuing use of Lean Six Sigma manufacturing cost containment efforts. Networking’s operating income increased due to a 12% increase in sales volume and due to selling price increases. These increases in revenue more than offset increased costs from the settlement of a patent dispute during the first quarter of 2006.
Other Income (Expense)
Other income of $0.7 million in the first nine fiscal months of 2006 and an insignificant amount in the first nine fiscal months of 2005 reflects foreign currency transaction gains which resulted from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated.

Interest Expense
Net interest expense decreased to $28.8 million in the first nine fiscal months of 2006 from $28.9 million in the first nine fiscal months of 2005. The slight decrease in interest expense is the result of a significant reduction in the average outstanding balance of the Company’s floating rate credit facility and the mark to market effects and cash savings from the cross currency and interest rate swap. This decrease was partially offset by the incremental interest expense related to the addition of the Spanish Term Loan to fund the Silec® acquisition, higher interest rates and increased local debt in Europe to fund operations.
Tax Provision
The Company’s effective tax rate for the first nine fiscal months of 2006 and 2005 was 33.5% and 38.4%, respectively. The decrease in the 2006 effective tax rate was primarily due to the recognition in the second quarter of 2006 of an approximate $3.7 million benefit due to a state deferred tax valuation allowance release as it became more likely than not that the deferred tax asset would be utilized in future years as a result of improved performance in the Company’s U.S. operations.
Preferred Stock Dividends
The Company accrued and paid $0.3 million and $4.5 million in dividends on its preferred stock in the first nine fiscal months of 2006 and 2005, respectively. The significant decrease in dividends paid during the first nine fiscal months of 2006 is due to the reduction in the number of outstanding shares of preferred stock as a result of the Company’s inducement offer in 2005.
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
The following table sets forth net cash flows provided by (used in) operating activities by geographic group for the following periods (in millions):

	Nine Fiscal Months Ended
	Sept. 29, 2006	Sept. 30, 2005
North America	$20.7	$26.5
International	73.4	48.4

Total	$94.1	$74.9

Cash flow provided by operating activities in the first nine fiscal months of 2006 was $94.1 million. This reflects an increase in accounts payable, accrued and other liabilities of $234.5 million and net income before depreciation and amortization, foreign currency exchange gain, deferred income taxes and loss on the disposal of property of $146.5 million. The increase in accounts payable, accrued and other liabilities is primarily due to an increase in accounts payable which reflects greater manufacturing activity and an unprecedented increase in raw material costs, primarily copper. These cash inflows were partially offset by a $205.6 million increase in accounts receivable, a $79.2 million increase in inventories and a $2.1 million increase in other assets. The increase in accounts receivable mainly reflects increased selling prices in response to increased raw material costs as well as increased sales volumes globally. The Company’s days’ sales outstanding (DSO) has increased above historical levels as a result of the purchase of Silec® in December of 2005 due to the accounts receivable terms for Silec® being longer than those of the Company’s traditional North American based business. However, the Company believes that the majority of the Silec® accounts receivable balances are collectible. The increase in inventory reflects inventory purchased as a part of the acquisition of ECN Cable, a build up of portable power cable stock to address possible need for emergency hurricane deployment and lower than expected shipments in telecommunications cables, which the Company plans to address in the fourth quarter by reducing output of telecommunications cables.
Cash flow used in investing activities was $73.5 million in the first nine fiscal months of 2006, principally reflecting $46.5 million of capital expenditures and $28.1 million principally reflecting the final consideration paid in the Silec® acquisition and the cash paid in the acquisition of ECN Cable. The Company anticipates capital spending to be approximately $60 million or more in 2006 partially as a result of the planned upgrade of certain equipment at the recently acquired Silec® business and efforts to improve efficiency and enhance productivity in the Company’s North American and European electric utility cable businesses.
Cash flow used in financing activities in the first nine fiscal months of 2006 was $14.6 million. This mainly reflects a net decrease in borrowings under the Company’s revolving credit facility of $53.8 million, which was due primarily to improved cash earnings. These cash out flows were partially offset by the receipt of $17.7 million from the exercise of stock options, $10.4 million of net additional borrowings in Europe to fund Silec® working capital and $11.4 million of excess tax benefits from stock-based compensation.
The Company’s senior unsecured notes (the “Notes”) were issued in November 2003 in the amount of $285.0 million, bear interest at a fixed rate of 9.5% and mature in 2010. General Cable Corporation and its material U.S. wholly-owned subsidiaries fully and unconditionally guarantee the Notes on a joint and several basis.
The Company’s current senior secured revolving credit facility, as amended, provides for up to $300.0 million in borrowings, including a $50.0 million sublimit for the issuance of commercial and standby letters of credit and a $20.0 million sublimit for swingline loans. Advances under the credit facility are limited to a borrowing base computed using defined advance rates for eligible accounts receivable, inventory, equipment and owned real estate properties. The fixed asset component of the borrowing base is subject to scheduled reductions. At September 29, 2006, the Company had undrawn availability of $198.8 million under the credit facility.
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
The Company amended its Amended and Restated Credit Agreement, effective October 22, 2004, which at that point reduced the interest rate on borrowings under the credit facility by 50 basis points, increased the annual capital spending limit and provided for the ability to swap up to $100 million of its existing fixed rate Senior Notes to a floating interest rate.
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
On December 22, 2005, Grupo General Cable Sistemas, S.A., a wholly owned Spanish subsidiary of General Cable, entered into both a term loan facility and a revolving credit facility totaling €75 million. This combined facility was entered into to provide Euro-denominated borrowings to partly fund the subsidiary’s acquisition of Silec® and to provide funds for general corporate needs of the European business. See Note 3 of the condensed consolidated financial statements for more details on the acquisition of Silec®.
The term loan facility of €50 million was available in up to three tranches, with an interest rate of Euribor plus 0.8% to 1.5% depending on certain debt ratios. The term loan is repayable in fourteen semi-annual installments, maturing seven years following the draw down of each tranche. As of September 29, 2006, the U.S. dollar equivalent of $35.3 million is currently drawn under this term loan facility and no availability remains under this term loan facility.
The revolving credit facility of €25 million matures at the end of five years and carries an interest rate of Euribor plus 0.6% to 1.0% depending on certain debt ratios. No funds are currently drawn under this revolving credit facility, leaving undrawn availability of approximately the U.S. dollar equivalent of $31.7 million as of September 29, 2006. Commitment fees ranging from 15 to 25 basis points per annum on any unused commitments under the revolving credit facility will be assessed to Grupo General Cable Sistemas, S.A., and are payable on a quarterly basis.
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
In addition to this new revolving credit facility, the Company’s European operations participate in arrangements with several European financial institutions that provide extended accounts payable terms to the Company on an uncommitted basis. In general, the arrangements provide for accounts payable terms of up to 180 days. At September 29, 2006, the arrangements had a maximum availability limit of the equivalent of approximately $250 million, of which approximately $223 million was drawn. Should the availability under these arrangements be reduced or terminated, the Company would be required to negotiate longer payment terms or repay the outstanding obligations with suppliers under this arrangement over 180 days and seek alternative financing arrangements which could increase the Company’s interest expense. The Company also has an approximate $56 million uncommitted facility in Europe, which allows the Company to sell at a discount, with limited recourse, a portion of its accounts receivable to a financial institution. At September 29, 2006, approximately $8 million of this accounts receivable facility was drawn.
On August 31, 2006, the company acquired ECN Cable and assumed the U.S. dollar equivalent of $38.6 million of mostly short-term ECN Cable debt as a part of that acquisition. As of September 29, 2006 ECN Cable’s debt was the U.S. dollar equivalent of $38.6 million, of which approximately $7.2 million relates to the uncommitted accounts receivable facility mentioned in the previous paragraph. The significant terms, such as interest rates and other provisions, related to ECN Cable’s debt are currently being re-negotiated and should be completed during the fourth quarter of 2006.
During the fourth quarter of 2002, as a result of declining returns in the investment portfolio of the Company’s defined benefit pension plan, the Company was required to record a minimum pension liability equal to the underfunded status of its plan. At December 31, 2002, the Company recorded an after-tax charge of $29.2 million to accumulated other comprehensive income in the equity section of its balance sheet. During 2003, the investment portfolio experienced improved performance and as a result, the Company was able to reduce the after tax charge to accumulated other comprehensive income by $7.3 million. During 2004, the after tax charge to accumulated other comprehensive income was increased by $0.2 million. During the fourth quarter of 2005, as a result of investment asset performance that was below expectations and changes in certain actuarial assumptions, including the discount rate and mortality rate, the Company was required to record an additional minimum pension liability on its books in an amount that would fully accrue the underfunded status of the plans. As of December 31, 2005, the defined benefit plans were underfunded by approximately $40.9 million based on the actuarial methods and assumptions utilized for purposes of the applicable accounting rules and interpretations, and therefore the Company accrued an additional liability of $13.6 million. In 2006, pension expense is expected to increase approximately $2.2 million, excluding curtailment costs, from 2005, principally due to a decrease in the discount rate, pension expense of acquired companies and lower than expected investment performance in 2005, and cash contributions are expected to decrease approximately $2.8 million from 2005.
As part of General Cable’s ongoing efforts to reduce total operating costs, the Company continuously evaluates its ability to more efficiently utilize existing manufacturing capacity. Such evaluation includes the costs associated with and benefits to be derived from the combination of existing manufacturing assets into fewer plant locations and the possible outsourcing of certain manufacturing processes. During 2005, the Company closed certain of its Telecommunications and Networking manufacturing plants which resulted in a net $18.6 million charge in 2005 (of which approximately $7.5 million were cash payments). There were no material charges recorded for closure costs for the three and nine fiscal months ended September 29, 2006.
Summarized information about the Company’s contractual obligations and commercial commitments as of September 29, 2006 is as follows (in millions of dollars):

	Payments Due by Period
		Less than	1 - 3	4 - 5	After 5
	Total	1 Year	Years	Years	Years
Contractual obligations:
Total debt (excluding capital leases)	$444.9	$49.1	$15.1	$359.4	$21.3
Capital leases	4.7	1.0	2.1	1.6	—
Interest payments on Senior Notes	121.8	27.1	54.2	40.5	—
Preferred stock dividend payments	2.1	0.3	0.6	0.6	0.6
Operating leases	21.0	4.3	8.3	4.9	3.5
Commodity futures and forward pricing agreements	363.2	362.0	1.2	—	—
Foreign currency contracts	120.5	120.5	—	—	—
Cross currency and interest rate swap	176.6	11.9	164.7	—	—

Total	$1,254.8	$576.2	$246.2	$407.0	$25.4

As mentioned previously in the “Current Business Environment” section, a cross currency and interest rate swap was entered into in 2005 by the Company partly to reduce the borrowing cost on a portion of the $285.0 million in Senior Notes. Under the Senior Notes, the Company is required to make payments, at a fixed interest rate of 9.5%, on the $285.0 million balance of the Senior Notes to the holders of the Senior Notes. Under the swap, the Company is required to make future payments, at a fixed interest rate of 7.5%, on the Euro-denominated balance of its cross currency and interest rate swap to the parties involved in the swap. The Company is also required, at the end of the swap’s life in the fourth quarter of 2007, to swap the original Euro-denominated principal balance that was equivalent to approximately $158.6 million as of September 29, 2006 and $148.4 million as of December 31, 2005. However, the Company, in return, receives payments from the parties involved in the swap, at a fixed rate of 9.5%, on the dollar-denominated balance of its cross currency and interest rate swap, and the Company will receive, at the end of the swap’s life in the fourth quarter of 2007, a payment on the original dollar-denominated principal balance of $150.0 million.
The principal U.S. operating subsidiary has unconditionally guaranteed the payments required to be made to the parties involved in the swap. The guarantee continues until the commitment under the swap has been paid in full, including principal plus interest, with the final amount due in November 2007. This subsidiary’s maximum exposure under this guarantee was approximately $176.6 million as of September 29, 2006, however the net exposure position was an unfavorable $5.1 million. As of September 29, 2006, the amount recorded in General Cable’s condensed consolidated financial statements for this liability was not significant.
The Company will be required to make future cash contributions to its defined benefit pension plans. The estimate for these contributions is approximately $8.0 million during 2006. Estimates of cash contributions to be made after 2006 are difficult to determine due to the number of variable factors which impact the calculation of defined benefit pension plan contributions. General Cable will also be required to make interest payments on its variable rate debt. The interest payments to be made on the Company’s revolving loans and other variable debt are based on variable interest rates and the amount of the borrowings under the revolving credit facility depend upon the Company’s working capital requirements. The Company’s preferred stock dividends are payable in cash or common stock or a combination thereof. Approximately 93.72% of the preferred stock was retired by the Company through an inducement offer in December 2005, which has significantly reduced future obligation amounts for preferred stock dividend payments. For more information on the inducement offer, see Note 16 of the Company’s Notes to Consolidated Financial Statements as filed with the SEC on the Annual Report Form 10-K/A for 2005.
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
During 2005 and the nine fiscal months ended September 29, 2006, one of the Company’s international operations contracted with a bank to transfer accounts receivable that it was owed from one customer to the bank in exchange for payments of approximately $1 million and $2.7 million, respectively. As the transferor, the Company surrendered control over the financial assets included in the transfers and has no further rights regarding the transferred assets. The transfers were treated as sales and the approximate $3.7 million received was accounted for as proceeds from the sales. All assets sold were removed from the Company’s balance sheet upon completion of the transfers, and no further obligations exist under these agreements.
The Company had outstanding letters of credit related to its revolving credit agreement of approximately $31.7 million and $34.4 million, respectively, as of September 29, 2006 and September 30, 2005. These letters of credit are primarily renewed on an annual basis, and the majority of the amount relates to risks associated with an outstanding industrial revenue bond, with self insurance claims and with defined benefit plan obligations. The Company also had approximately $23.8 million in letters of credit related to Silec® to cover risks associated with performance on some of its contracts as of September 29, 2006.

Environmental Matters
The Company’s expenditures for environmental compliance and remediation amounted to approximately $0.6 million for the nine fiscal months ended September 29, 2006, $1.5 million for all of 2005 and $1.4 million for all of 2004. In addition, certain of General Cable’s subsidiaries have been named as potentially responsible parties in proceedings that involve environmental remediation. The Company had accrued $1.9 million at September 29, 2006 for environmental liabilities. In the Wassall acquisition of General Cable from American Premier Underwriters, American Premier indemnified the Company against certain environmental liabilities arising out of General Cable or its predecessors’ ownership or operation of properties and assets, which were identified during the seven-year period, ended June 2001. As part of the 1999 acquisition, BICC plc agreed to indemnify General Cable against environmental liabilities existing at the date of the closing of the purchase of the business. As part of the 2005 acquisition, SAFRAN SA agreed to indemnify General Cable against certain environmental liabilities existing at the date of the closing of the purchase of Silec®. The Company has agreed to indemnify Pirelli, Raychem HTS, Canada, Inc. and Southwire Company against certain environmental liabilities arising out of the operation of the divested businesses prior to the sale. The Raychem HTS indemnity ended in April 2006, and no outstanding claims exist under this expired indemnity. However, the indemnity the Company received from BICC plc related to the business sold to Pirelli terminated upon the sale of those businesses to Pirelli. While it is difficult to estimate future environmental liabilities, the Company does not currently anticipate any material adverse effect on results of operations, cash flows or financial position as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs.
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
The notional amounts and fair values of these financial instruments at September 29, 2006 and December 31, 2005 are shown below (in millions). The carrying amount of the financial instruments was a net asset of $11.4 million at September 29, 2006 and $14.1 million at December 31, 2005.

	Sept. 29, 2006		December 31, 2005
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Cash flow hedges:
Interest rate swap	$9.0	$(0.4)	$9.0	$(0.4)
Foreign currency forward exchange	120.5	(2.9)	43.1	0.3
Commodity futures	185.0	22.1	39.9	11.6
Net investment hedges:
Cross currency and interest rate swap	150.0	(7.4)	150.0	2.6

		$11.4		$14.1

In the normal course of business, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption of SFAS No. 133 because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At September 29, 2006 and December 31, 2005, General Cable had $177.6 million and $106.2 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At September 29, 2006 and December 31, 2005, General Cable had unrealized gains of $6.0 million and $11.4 million, respectively. General Cable expects the unrealized gains under these agreements to be offset as a result of firm sales price commitments with customers.

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
In connection with the preparation of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2006, as of September 29, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation and the same evaluation performed in connection with the preparation of the Company’s 2005 Annual Report on Form 10-K/A, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 29, 2006.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the quarter ended September 29, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
As mentioned in the Company’s 2005 Annual Report on Form 10-K/A as filed with the SEC on November 8, 2006, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not, and as of the date of this filing does not, include an assessment of certain elements of the internal control over financial reporting of Beru S.A. de C.V., acquired on December 30, 2005, and Silec Cable, acquired on December 22, 2005. Management has included these acquired entities in its internal control assessment process during 2006. The Company’s annual assessment as of December 31, 2006, as required to be filed with the 2006 Annual Report on Form 10-K, will include all elements of the internal control over financial reporting for these acquired entities. To date, the Company has not identified any issues related to the system of internal controls at the acquired entities.
PART II. Other Information
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K/A except for those additional risk factors noted in Exhibit 10.91 which is being filed with this Form 10-Q. See Exhibit 10.91 for details.

Item 6. Exhibits
The following exhibits are filed herewith or incorporated herein by reference. Documents indicated by an asterisk (*) are filed herewith; documents indicated by a double asterisk (**) identify each management contract or compensatory plan. Documents not indicated by an asterisk are incorporated by reference to the document indicated.
     a) Exhibits

10.89	Announcement of the Restatement of Segment Information and Non-Reliance on Previously Issued Financial Statements dated September 27, 2006 (incorporated by reference to the Form 8-K Current Report as filed on October 2, 2006).

*10.90	First Amendment to the Second Amended and Restated Credit Agreement between the Company and Merrill Lynch Capital as Collateral and Administrative Agent, National City Business Credit, Inc., as Syndication Agent and the lenders signatory thereto.

*10.91	Additional Risk Factors for General Cable Corporation.

*12.1	Computation of Ratio of Earnings to Fixed Charges

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) or 15d – 14(a)

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) or 15d – 14(a)

*32.1	Certification pursuant to 18 U.S.C. Section 1350

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Cable Corporation
Signed: November 8, 2006	By:	/s/ CHRISTOPHER F. VIRGULAK
Christopher F. Virgulak
Executive Vice President and Chief Financial Officer (Chief Accounting Officer)

Exhibit Index

10.89	Announcement of the Restatement of Segment Information and Non-Reliance on Previously Issued Financial Statements dated September 27, 2006 (incorporated by reference to the Form 8-K Current Report as filed on October 2, 2006).

10.90	First Amendment to the Second Amended and Restated Credit Agreement between the Company and Merrill Lynch Capital as Collateral and Administrative Agent, National City Business Credit, Inc., as Syndication Agent and the lenders signatory thereto.

10.91	Additional Risk Factors for General Cable Corporation.

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) or 15d – 14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) or 15d – 14(a)

32.1	Certification pursuant to 18 U.S.C. Section 1350