Form 10-K
period 2006-12-31
GENERAL CABLE CORP /DE/
filed 2007-03-01
CIK 886035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___.
Commission file number: 1-12983
GENERAL CABLE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1398235 (I.R.S. Employer Identification No.)

4 Tesseneer Drive Highland Heights, KY (Address of principal executive offices)	41076-9753 (Zip Code)
Registrant’s telephone number, including area code: (859) 572-8000
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $.01 Par Value	Name of each exchange on which registered New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑       Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $1,758.3 million at June 30, 2006 (based upon non-affiliate holdings of 50,237,576 shares and a market price of $35.00 per share).
As of February 20, 2007, there were 52,258,388 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2006 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

EX-12.1
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1

GENERAL CABLE CORPORATION AND SUBSIDIARIES
INDEX TO ANNUAL REPORT
ON FORM 10-K

PART I.
ITEM 1. BUSINESS
General Cable Corporation (the Company) is a leading global developer, designer, manufacturer, marketer and distributor of copper, aluminum and fiber optic wire and cable products. The Company is a Delaware corporation and was incorporated in April 1994. The Company and its predecessors have served various wire and cable markets for over 150 years. The Company’s immediate predecessor was a unit of American Premier Underwriters, Inc. (American Premier), previously known as The Penn Central Corporation. American Premier acquired the Company’s existing wire and cable business in 1981 and significantly expanded the business between 1988 and 1991 by acquiring Carol Cable Company, Inc. and other wire and cable businesses and facilities. In June 1994, a subsidiary of Wassall PLC acquired the predecessor by purchase of General Cable’s outstanding subordinated promissory note, the General Cable common stock held by American Premier and a tender offer for the publicly-held General Cable common stock. Between May and August 1997, Wassall consummated public offerings for the sale of all of its interest in General Cable’s common stock. The Company has operated as an independent public company since completion of the offerings.
The Company’s operations are divided into eight main reportable segments: North American Electric Utility, International Electric Utility, North American Portable Power and Control, North American Electrical Infrastructure, International Electrical Infrastructure, Transportation and Industrial Harnesses, Telecommunications and Networking. North American Electric Utility cable products include low-, medium- and high-voltage power distribution and power transmission products and installation for overhead and buried applications. International Electric Utility cable products include low-, medium-, high- and extra-high-voltage power distribution and power transmission products and installation for overhead and buried applications. North American Portable Power and Control cable products include electronic signal, control, sound and security cables, and flexible cords used for temporary power, OEM applications and maintenance and repair. North American Electrical Infrastructure cable products include low- and medium-voltage industrial instrumentation, power and control cables used for power generation, refining and petrochemical applications, natural gas production, factory automation and non-residential industrial construction. International Electrical Infrastructure cable products include maintenance cords and cables, flexible construction cables, and industrial instrumentation, power and control cables used for power generation, mining, refining and petrochemical applications, natural gas production, factory automation and non-residential, industrial and residential construction. Transportation and Industrial Harnesses cable products include automotive wire and cable and application-specific wire harnesses and assemblies. Telecommunications wire and cable products include low-voltage outside plant wire and cable products for aerial, buried and duct applications. Networking cable products include low-voltage network, fiber optic and other information technology cables.
The Company has a strong market position in each of the segments in which it competes due to product, geographic and customer diversity and the Company’s ability to operate as a low cost provider. The Company sells a wide variety of copper, aluminum and fiber optic wire and cable products, which it believes represents the most diversified product line of any U.S. manufacturer. As a result, the Company is able to offer its customers a single source for most of their wire and cable requirements. As of December 31, 2006, the Company manufactures its product lines in 29 facilities and sells its products worldwide through its global operations. Technical expertise and implementation of Lean Six Sigma (“Lean”) strategies have contributed to the Company’s ability to maintain its position as a low cost provider.
Items 1, 1A, 2, 7, and 8 of the Annual Report on Form 10-K give effect in 2006 to a restatement of segments and the related 2005 and 2004 prior period segment results to disaggregate the Company’s previously reported three reportable segments (Energy, Industrial & Specialty and Communications) to eight reportable segments.
Financial Information About Reportable Segments
Financial information about the Company’s reportable segments for the last three fiscal years is set forth in Note 16 in the Notes to Consolidated Financial Statements section of Item 8, “Financial Statements and Supplementary Data.”
Products and Markets
Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial statements. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions on how to allocate resources and assess performance. Under the criteria of SFAS 131, the Company has thirteen operating segments and eight reportable segments. The following table summarizes the relationship between the Company’s operating segments and reportable segments:

Operating Segments	Reportable Segments
North American Utility	North American Electric Utility
European Utility	International Electric Utility
Asia-Pacific Utility	International Electric Utility
Portable Cord & Electronics	North American Portable Power and Control
Industrial Products	North American Electrical Infrastructure
European Industrial & Specialty Cables	International Electrical Infrastructure
Asia-Pacific Industrial & Specialty Cables	International Electrical Infrastructure
Automotive Products	Transportation and Industrial Harnesses
Assemblies	Transportation and Industrial Harnesses
Telecommunications	Telecommunications
Datacom Products	Networking
European Communications	Networking
Asia-Pacific Communications	Networking
The Automotive Products and Assemblies operating segments have been aggregated into the Transportation and Industrial Harnesses reporting segment and the Datacom Products, European Communications, and Asia-Pacific Communications operating segments have been aggregated into the Networking reporting segment based on paragraphs 18, 20 and 21 of SFAS 131 that allow the aggregation of operating segments that do not meet certain quantitative thresholds. The Asia-Pacific Utility and the Asia-Pacific Industrial & Specialty Cables segments have been aggregated with the European Utility and European Industrial & Specialty Cables segments, respectively, based on the overall immateriality of the Asia-Pacific operating segments compared to the consolidated amounts of the reportable segments into which they are aggregated.
The principal products, markets, distribution channels and end-users of each of the Company’s product categories are summarized below:

Product Category	Principal Products	Principal Markets	Principal End-Users
North American Electric Utility
Utility	Low-Voltage, Medium-Voltage Distribution; Bare Overhead Conductor; High-Voltage Transmission Cable	Electric Utility	Investor-Owned Utility Companies; State and Local Public Power Companies; Rural Electric Associations; Contractors

International Electric Utility
European Utility	Low-Voltage, Medium-Voltage Distribution; High- and Extra-high-voltage Transmission Cable and Installation	Electric Utility	Investor-Owned Utility Companies; Government-Owned Power Companies; Contractors

Asia-Pacific Utility	Low-Voltage, Medium-Voltage Distribution; Bare Overhead Conductor; High-Voltage Transmission Cable	Electric Utility	Investor-Owned Utility Companies; Government-Owned Power Companies; Contractors

North American Portable Power and Control
Portable Cord and Electronics	Rubber and Plastic-Jacketed Wire and Cable; Instrumentation and Control Cable; Multi-Conductor; Coaxial; Sound, Security/Fire Alarm Cable	Industrial Power and Control; Utility/Marine/Transit; Mining; Equipment Control; Building Mgmt.; Entertainment	Industrial Consumers; Distributors; Contractors; DIYers (Do-It-Yourself Customers) and OEMs (Original Equipment Manufacturers)

Product Category	Principal Products	Principal Markets	Principal End-Users
North American Electrical Infrastructure
Instrumentation, Power, Control and Specialty	Rubber-Jacketed Power Cables and Cord; Instrumentation and Control Cable	Industrial Power and Control; Power Generation; Infrastructure; Utility/Marine/Transit; Military; Mining; Oil and Gas; Industrial	Industrial Consumers; Contractors; OEMs; Military Customers

International Electrical Infrastructure
European Instrumentation, Power, Control and Specialty	Rubber and Plastic-Jacketed Wire and Cable; Power and Industrial Cable; Construction Cable	Industrial Power and Control; Power Generation; Infrastructure; Utility/Marine/Transit; Military; Mining; Oil and Gas; Industrial; Residential Construction	Industrial Consumers; Contractors; DIYers and OEMs

Asia-Pacific Instrumentation, Power, Control and Specialty	Rubber and Plastic-Jacketed Wire and Cable; Construction Cable	Industrial Power and Control; Power Generation; Infrastructure; Utility/Marine/Transit; Military; Mining; Oil and Gas; Industrial; Residential Construction	Industrial Consumers; Contractors; OEMs

Transportation and Industrial Harnesses
Automotive	Rubber-Jacketed Ignition Wire Sets	Automotive Aftermarket	DIYers and OEMs

Assemblies	Cable Harnesses Comprised of Rubber and Plastic-Jacketed Cable	Industrial Equipment; Medical Equipment	OEMs; Industrial Equipment Manufacturers

Telecommunications
Telecommunications	Outside Plant Telecommunications Exchange Cable; Outside Service Wire	Telecom Local Loop	Telecommunications System Operators; Contractors

Product Category	Principal Products	Principal Markets	Principal End-Users
Networking
Data Communications	Multi-Conductor/Multi-Pair Fiber and Copper Networking Cable	Enterprise Networking and Multimedia Applications	Contractors; Distributors; System Integrators; Telecommunications System Operators

European Communications	Multi-Conductor/Multi-Pair Fiber and Copper Networking Cable; Outside Plant Telecommunications Exchange Cable; Outside Service Wire	Enterprise Networking and Multimedia Applications; Telecom Local Loop	Contractors; Distributors; System Integrators; Telecommunications System Operators

Asia-Pacific Communications	Multi-Conductor/Multi-Pair Fiber and Copper Networking Cable; Outside Plant Telecommunications Exchange Cable; Outside Service Wire	Enterprise Networking and Multimedia Applications; Telecom Local Loop	Contractors; Distributors; System Integrators; Telecommunications System Operators
Industry and Market Overview
The wire and cable industry is competitive, mature and cost driven. In many business segments, there is little differentiation among industry participants from a manufacturing or technology standpoint. During 2004 and 2005, and continuing through 2006, the Company’s end markets have continued to demonstrate recovery from the low points of demand experienced in 2003. In the past several years, there has been significant merger and acquisition activity which, the Company believes, has led to a reduction in inefficient, high cost capacity in the industry. Wire and cable products are relatively low value added, higher weight (and therefore relatively expensive to transport) and often subject to regional or country specifications. The wire and cable industry is raw materials intensive with copper and aluminum comprising the major cost components for cable products. Changes in the cost of copper and aluminum are generally passed through to the customer, although there can be timing delays of varying lengths depending on the volatility in metal prices, the type of product, competitive conditions and particular customer arrangements.
North American Electric Utility
The North American Electric Utility market consists of low-, medium- and high-voltage power distribution and power transmission products and installation for overhead and buried applications. This segment’s net sales accounted for approximately 21%, 24%, and 24% of consolidated net sales in 2006, 2005, and 2004, respectively. Growth in this market will be largely dependent on the investment policies of electric utilities and infrastructure improvement. The Company believes that the increase in electricity consumption in North America has outpaced the rate of utility investment in power cables. As a result, the Company believes the average age of power transmission cables has increased, the current electric transmission infrastructure needs to be upgraded and the transmission grid is near capacity. In addition, the 2003 power outages in the U.S. and Canada and recently published studies by the North American Electric Reliability Council emphasized the need to upgrade the power transmission infrastructure used by electric utilities, which has caused an increase in demand for the Company’s North American Electric Utility products. In addition, tax legislation was passed in the United States in 2004 which included the renewal of tax credits for producing power from wind. This has caused an increase in demand for the Company’s products as the Company is a significant manufacturer of wire and cable used in wind farms. The passage of energy legislation in the United States in 2005 that was aimed at improving the transmission grid infrastructure and the reliability of power availability has contributed to an increase in demand for the Company’s transmission and distribution cables and is expected to continue to do so over time. An increase in the volume of North American Electric Utility segment sales in combination with increased selling prices occurred in 2006 leading to improvements in North American Electric Utility segment operating margins.
The Company is a leader in the supply of cables to the North American electric utility industry. The business manufactures low- and medium-voltage aluminum and copper distribution cable, bare overhead aluminum conductor and high-voltage transmission cable. Bare transmission cables are utilized by utilities in the transmission grid to provide electric power from the power generating stations to the distribution sub-stations, and demand for these cables increased strongly during 2006. Medium-voltage cables are utilized in the primary distribution infrastructure to bring the power from the distribution sub-stations to the transformers. Low-voltage cables are utilized in the secondary distribution infrastructure to take the power from the transformers to the end-user’s meter.

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
A majority of the Company’s North American Electric Utility customers have entered into written agreements with the Company for the purchase of wire and cable products. These agreements typically have two to four year terms and provide adjustments to selling prices to reflect fluctuations in the cost of raw materials. These agreements do not guarantee a minimum level of sales. Historically, approximately 70% of our North American Electric Utility business revenues are under contract prior to the start of each year.
International Electric Utility
The International Electric Utility market consists of low-, medium-, high- and extra-high-voltage power distribution and power transmission products and installation for overhead and buried applications. This segment’s net sales accounted for approximately 17%, 12%, and 12% of consolidated net sales in 2006, 2005, and 2004, respectively. Growth in the European and Asia-Pacific markets, as in the North American market, will be largely dependent on the investment policies of electric utilities, infrastructure improvement and the growing needs of emerging economies. The Company believes that the increase in electricity consumption in Europe has outpaced the rate of utility investment in power cables. As a result, the Company believes the average age of power transmission cables has increased, the current electric transmission infrastructure needs to be upgraded and the transmission grid is near capacity. The 2003 power outages in Europe emphasized the need to upgrade the power transmission infrastructure used by electric utilities, which has caused an increase in demand for the Company’s products. An increase in the volume of International Electric Utility segment sales in combination with increased selling prices occurred in 2006, leading to improvements in International Electric Utility segment operating margins.
The Company is a leader in the supply of cables to electric utilities in Western Europe, New Zealand and the Pacific Islands and is gaining momentum in providing power cables to other areas in Europe. The business utilizes its broad product offering and its low cost manufacturing platform to grow. The business has also benefited from the trend in Europe to install power cables underground, which requires more highly engineered cables. In addition, the Company’s December 2005 acquisition of Silec and August 2006 acquisition of ECN Cable will contribute to the growth of the Company’s International Electric Utility segment in Europe by expanding the Company’s overhead and underground high-voltage and extra-high-voltage product offerings while also strengthening the Company’s material science, power connectivity and systems integration expertise.
North American Portable Power and Control
The North American Portable Power and Control market consists of wire and cable products that are used for maintenance and repair and temporary power on construction sites and conduct electrical current and signals for industrial, OEM, and commercial power and control applications and electronics. This segment’s net sales accounted for approximately 8%, 10%, and 9% of consolidated net sales in 2006, 2005, and 2004, respectively. The principal product categories in this segment are portable cord and electronic cables. Sales in North America are heavily influenced by the level of capital equipment investment and maintenance, factory automation, residential and non-residential industrial construction activity and mining. The Company experienced high demand throughout 2005 and most of 2006 as a direct result of long-term trends such as the strong turnaround in commercial construction, industrial sector maintenance spending in North America and as a result of short-term events such as the rebuilding efforts linked to the damage caused by Hurricanes Katrina and Rita in 2005. A substantially improved pricing environment continues to offset the historically high raw material costs experienced during 2005 and 2006.
The Company manufactures and sells a wide variety of rubber and plastic insulated portable cord products for power and control applications serving industrial, mining, entertainment, OEM, and other markets. Portable cord products are used for the distribution of electrical power but are designed and constructed to be used in dynamic and severe environmental conditions where a flexible but durable power supply is required. Portable cord products include both standard commercial cord and cord products designed to meet customer specifications. Portable rubber-jacketed power cord, the Company’s largest selling cord product line, is typically manufactured without a connection device at either end and is sold in standard and customer-specified lengths. Portable cord is also sold to OEMs for use as power cords on their products and in other applications, in which case the cord is made to the OEMs specifications. The Company also manufactures portable cord for use with moveable heavy equipment and machinery. The Company’s portable cord products are sold primarily through electrical distributors and electrical retailers to industrial customers, OEMs, contractors and consumers.

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
North American Electrical Infrastructure
The North American Electrical Infrastructure market consists of wire and cable products that conduct electrical current for industrial, OEM, and commercial power and control applications. This segment’s net sales accounted for approximately 9%, 8%, and 7% of consolidated net sales in 2006, 2005, and 2004, respectively. The principal product categories in this market are instrumentation, power, control and specialty cables. The market for North American Electrical Infrastructure cable products has many niches. Sales in North America are heavily influenced by the level of industrial construction spending. The Company experienced strengthened demand throughout 2005 and 2006 as a direct result of a strong turnaround in industrial construction spending in North America. This segment has also experienced high demand for products used in the mining, oil, gas, and petrochemical markets, and the Company expects strong demand to continue for these products into 2007 partly as a result of high oil prices, which influence drilling and coal mining activity and investment in alternatives to oil. An improved pricing environment continues to offset the historically high raw material costs experienced during 2005 and 2006.
The Company’s North American Electrical Infrastructure products include low- and medium-voltage industrial cables, rail and mass transit cables, shipboard cables, oil and gas cables and other industrial cables. Primary uses for these products include various applications within power generating stations, marine, mining, oil and gas, transit/locomotive, OEMs, machine builders and shipboard markets. The Company’s Polyrad® XT marine wire and cable products also provide superior properties and performance levels that are necessary for heavy-duty industrial applications to both onshore and offshore platforms, ships and oil rigs. Many North American Electrical Infrastructure wire and cable applications require cables with exterior armor and/or jacketing materials that can endure exposure to chemicals, extreme temperatures and outside elements. The Company offers products that are specifically designed for these applications.
Additional product offerings include medium- and low-voltage power, control and instrumentation cable, armored power cable, flexible control cables, festoon cables, robotic cables and industrial data communications cables. These products have various applications in power generating stations and sub-stations, process control, mining, material handling, machine tool and robotics markets.
International Electrical Infrastructure
The International Electrical Infrastructure market consists of wire and cable products that conduct electrical current for industrial, OEM, and commercial and residential power and control applications. This segment’s net sales accounted for approximately 24%, 19%, and 19% of consolidated net sales in 2006, 2005, and 2004, respectively. The principal product categories in this market are instrumentation, power, control and specialty cables and flexible construction cables. The market for International Electrical Infrastructure cable products has many niches. Sales in Europe and Asia-Pacific are heavily influenced by the level of residential, non-residential and industrial construction spending. The Company experienced high demand throughout 2005 and 2006 as a result of continuing strength in residential and non-residential construction spending in these regions, particularly in Spain. Residential construction spending in Europe began to weaken in the later months of 2006 and is expected to return to more historical levels in 2007.
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

Transportation and Industrial Harnesses
The Transportation and Industrial Harnesses market consists of jacketed wire and cable products and harnesses for automotive and industrial applications. This segment’s net sales accounted for approximately 3%, 5%, and 6% of consolidated net sales in 2006, 2005, and 2004, respectively. The Company’s principal automotive product is ignition wire sets for sale to the automotive aftermarket. The Company sells its automotive ignition wire sets primarily to automotive parts retailers and distributors. The Company’s automotive products are also sold on a private label basis to retailers and other automotive parts manufacturers. Sales of the automotive products are heavily influenced by the general overall health of the economy, set complexity and ignition set design trends. Sales are often stronger during slower economic times since aftermarket ignition wire sets are used to maintain and lengthen the life of automobiles.
The other primary products in the Transportation and Industrial Harnesses segment are cable harnesses (assemblies) for use in industrial control applications as well as medical applications. These assemblies are used in such products as industrial machinery, diagnostic imaging and transportation equipment. These products are sold primarily to OEMs and industrial equipment manufacturers.
Telecommunications
The Telecommunications market consists of wire and cable products that transmit low-voltage signals for voice and data applications. This segment’s net sales accounted for approximately 9%, 13%, and 14% of consolidated net sales in 2006, 2005, and 2004, respectively. The principal product category is outside voice and data products that are used for voice, data and video transmission applications. The Company’s principal Telecommunications products are outside plant telecommunications exchange cable and service wire. Outside plant telecommunications exchange cable is short haul trunk, feeder or distribution cable from a telephone company’s central office to the subscriber premises. It consists of multiple paired conductors (ranging from two to 4,200 pairs) and various types of sheathing, water-proofing, foil wraps and metal jacketing. Service wire is used to connect telephone subscriber premises to curbside distribution cable.
The Company sells its Telecommunications products primarily to telecommunications system operators through its direct sales force under supply contracts of varying lengths, and to telecommunications distributors. The contracts do not guarantee a minimum level of sales. Product prices are generally subject to periodic adjustment based upon changes in the cost of copper and other factors.
Over the last several years, demand for outside plant telecommunications cables has experienced a significant decline from historical levels. Overall demand for Telecommunications products from the Company’s traditional Regional Bell Operating Company (RBOC) customers in North America has mostly declined over the last several quarters. Recent RBOC merger activity, allocation of capital to fiber-to-the-home initiatives, and budgetary constraints caused partially by higher copper costs have reduced both RBOC and distributor purchasing volume in this segment. The Company partially offset the impact of long term declining demand with the 2005 closure of its Bonham, Texas facility which is allowing the Company to better utilize its manufacturing assets. The Company anticipates, based on recent public announcements, further deployment of fiber optic products into the telephone network. Increased spending by the telephone companies on fiber deployment negatively impacts their purchases of the Company’s copper based telecommunications cable products. The negative impact on the purchase of copper based products may be somewhat mitigated in that the Company believes it will benefit from the further investment in fiber broadband networks as some of its customers will most likely need to upgrade a portion of their copper network to support the fiber network.
Networking
The Networking market consists of wire and cable products that transmit low-voltage signals for voice and data applications. This segment’s net sales accounted for approximately 9% of consolidated net sales in 2006, 2005, and 2004. The principal product category is data communications products that include high-bandwidth twisted copper and fiber optic cables and multi-conductor cables for customer premises, local area networks and telephone company central offices. Customer premise networking products are used for wiring at subscriber premises, and include computer, riser rated and plenum rated wire and cable. Riser cable runs between floors and plenum cable runs in air spaces, primarily above ceilings in non-residential structures. Local area network cables run between computers along horizontal raceways and in backbones between servers. Central office products interconnect components within central office switching systems and public branch exchanges. The Company sells data communications products primarily through a direct sales force.
During the early part of this decade, sales of Networking products decreased, primarily as a result of a weak market for switching/local area networking cables. However, in the last few years, sales volume has shown improvement and the

Company has benefited from the 2005 integration of its Dayville, Connecticut facility into a specialty networking manufacturing facility in Franklin, Massachusetts, acquired in March 2005. This acquisition and integration of the Dayville facility is allowing the Company to better utilize its Networking manufacturing assets and grow specialty products in the networking market. Growth in the overall networking market will be largely dependent upon the level of information technology spending on network infrastructure.
Raw Materials Sources and Availability
The principal raw materials used by General Cable in the manufacture of its wire and cable products are copper and aluminum. The price of copper and aluminum has historically been subject to considerable volatility and, during the last year, has been subject to an unprecedented level of volatility. The daily selling price of copper cathode on the COMEX averaged $3.09 per pound in 2006, $1.68 per pound in 2005 and $1.29 per pound in 2004 and the daily price of aluminum rod averaged $1.22 per pound in 2006, $0.92 per pound in 2005 and $0.85 per pound in 2004. These copper and aluminum price increases are representative of both the North American and International markets.
The Company purchases copper and aluminum from several major domestic and foreign producers, generally through annual supply contracts. Copper and aluminum are available from many sources, however, unanticipated problems with the Company’s copper or aluminum rod suppliers could negatively affect the Company’s business. In North America, the Company has centralized the purchasing of its copper, aluminum and other significant raw materials to capitalize on economies of scale and to facilitate the negotiation of favorable purchase terms from suppliers. In 2006, the Company’s largest supplier of copper rod accounted for approximately 67% of its North American copper purchases while the largest supplier of aluminum rod accounted for approximately 90% of its North American aluminum purchases. The Company’s International operations purchased copper and aluminum rod from many suppliers with each supplier generally providing a small percentage of the total copper and aluminum rod purchased.
General Cable generally passes changes in copper and aluminum prices along to its customers, although there are timing delays of varying lengths depending upon the volatility of metals prices, the type of product, competitive conditions and particular customer arrangements. A significant portion of the Company’s electric utility and telecommunications business and, to a lesser extent, the Company’s electrical infrastructure business has metal escalators written into customer contracts under a variety of price setting and recovery formulas. The remainder of the Company’s business requires that volatility in the cost of metals be recovered through negotiated price changes with customers. In these instances, the ability to change the Company’s selling prices may lag the movement in metal prices by a period of time as the customer price changes are implemented. As a result of this and a number of other practices intended to match copper and aluminum purchases with sales, profitability over time has historically not been significantly affected by changes in copper and aluminum prices, although 2003 and 2004 profitability was adversely impacted by rapid increases in raw material costs, including the cost of copper and aluminum. General Cable does not engage in speculative metals trading.
Other raw materials utilized by the Company include nylon, polyethylene resin and compounds and plasticizers, fluoropolymer compounds, optical fiber and a variety of filling, binding and sheathing materials. In 2006, the Company produced approximately 23% of its PVC compound requirements for its North American operations. The Company believes that all of these materials are available in sufficient quantities through purchases in the open market.
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
Although in the aggregate these patents and trademarks are of considerable importance to the manufacturing and marketing of many of the Company’s products, the Company does not consider any single patent or trademark or group of patents or trademarks to be material to its business as a whole. While the Company occasionally obtains patent licenses from third parties, none are deemed to be material. Trademarks which are considered to be generally important are General Cable®, Anaconda®, BICC®, Carol®, GenSpeed®, Helix/HiTemp®, NextGen®, and Silec®, and the Company’s triad symbol. The Company believes that its products bearing these trademarks have achieved significant brand recognition within the industry.

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
Seasonality
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
Although the primary competitive factors for the Company’s products vary somewhat across the different product categories, the principal factors influencing competition are generally price, quality, breadth of product line, inventory availability and delivery time and customer service. Many of the Company’s products are made to industry specifications, and are therefore functionally interchangeable with those of competitors. However, the Company believes that significant opportunities exist to differentiate all of its products on the basis of quality, consistent availability, conformance to manufacturer’s specifications and customer service. Within some markets such as local area networking cables, conformance to manufacturer’s specifications and technological superiority are also important competitive factors. Brand recognition is also a primary differentiating factor in the portable cord market and, to a lesser extent, in other product groups.
Advertising Expense
Advertising expense consists of expenses relating to promoting the Company’s products, including trade shows, catalogs, and e-commerce promotions, and is charged to expense when incurred. Advertising expense was $8.2 million, $6.4 million and $5.4 million in 2006, 2005 and 2004, respectively.
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
General Cable has also agreed to indemnify Southwire Company against certain environmental liabilities arising out of the operation of the business it sold to Southwire prior to its sale. The indemnity is for a ten-year period from the closing of the sale, which ends in the fourth quarter of 2011, and is subject to an overall limit of $20 million. At this time, there are no claims outstanding under this indemnity.
As part of the acquisition of Silec, SAFRAN SA agreed to indemnify General Cable against environmental losses arising from breach of representations and warranties on environmental law compliance and against losses arising from costs General Cable could incur to remediate property acquired based on a directive of the French authorities to rehabilitate property in regard to soil, water and other underground contamination arising before the closing date of the purchase. These indemnities are for a six-year period ending in 2011 while General Cable operates the businesses subject to sharing of certain losses (with SAFRAN covering 100% of losses in year one, 75% in years two and three, 50% in year four, and 25% in years five and six). The indemnities are subject to an overall limit of €4.0 million. As of December 31, 2006, there were no claims outstanding under this indemnity.
While it is difficult to estimate future environmental liabilities accurately, the Company does not currently anticipate any material adverse effect on its results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs of the sites discussed above.
Employees
At December 31, 2006, approximately 7,700 persons were employed by General Cable, and collective bargaining agreements covered approximately 4,750 employees, or 62% of total employees, at various locations around the world. During the five calendar years ended December 31, 2006, the Company experienced two strikes in North America and one strike in Asia-Pacific all of which were settled on satisfactory terms. There were no other major strikes at any of the Company’s facilities during the five years ended December 31, 2006. The only strike that occurred in 2005 was at the Company’s Lincoln, Rhode Island manufacturing facility, and it lasted approximately two weeks. In the United States and Canada, union contracts will expire at two facilities in 2007 and one facility in 2008 representing approximately 3% and 2%, respectively, of total employees as of December 31, 2006. The Company believes it will successfully renegotiate these contracts as they come due. In Europe, Mexico and Asia-Pacific, labor agreements are generally negotiated on an annual or bi-annual basis.
Geographic Groups
General Cable analyzes its worldwide operations in two geographic groups: 1) North America and 2) International. The following table sets forth net sales, operating income and total long-lived assets by geographic group for the periods presented, in millions of dollars:

	Year Ended December 31,
	2006		2005		2004
	Amount	%	Amount	%	Amount	%
Net sales:
North America	$2,058.6	56%	$1,573.2	66%	$1,300.6	66%
International	1,606.5	44%	807.6	34%	670.1	34%

Total net sales	$3,665.1	100%	$2,380.8	100%	$1,970.7	100%

Operating income (loss):
North America	$128.9	55%	$54.0	46%	$17.1	25%
International	107.0	45%	63.1	54%	52.3	75%

Subtotal	235.9	100%	117.1	100%	69.4	100%

Corporate charges(1)	—		(18.6)		(12.9)

Total operating income	$235.9		$98.5		$56.5

(1)	Represents non-recurring charges only.

	December 31,
	2006	2005	2004
Total long-lived assets:
North America	$201.1	$206.4	$213.4
International	215.6	160.0	142.6

Total long-lived assets	$416.7	$366.4	$356.0

The Company believes that it is one of the largest participants in its served markets in the North American market. The Company’s European business is headquartered in Barcelona, Spain, and has three manufacturing facilities in the Barcelona area, a recently acquired manufacturing facility in Bilbao, Spain, a manufacturing facility near Lisbon, Portugal, a manufacturing facility in Luanda, Angola, the manufacturing campus of Silec in Montereau, France and a plant in Vitoria, Brazil. The Company also operates distribution facilities throughout Europe. The main markets served are Spain, Portugal, France, the United Kingdom, Norway, Belgium and Brazil, with approximately 90% of sales generated in the European market and the remaining 10% representing export sales, excluding Silec sales. Approximately 93% of net sales in Europe and Asia-Pacific are derived from electric utility and electrical infrastructure cable sales. The Company’s Asia-Pacific business consists of a regional headquarters and manufacturing facility in Christchurch, New Zealand, a joint venture manufacturing facility in Fiji, sales offices in New Zealand and Australia and warehousing and distribution facilities in Australia. The Asia-Pacific business offers a broad product range principally serving New Zealand, Australia, Fiji and the Pacific Islands with certain products also sold into Asia. Management generally believes there are no substantial differences in business risks with International operations as compared with North America operations, except as discussed in Item 1A, “Risk Factors.”
Disclosure Regarding Forward-Looking Statements
Certain statements in the 2006 Annual Report on Form 10-K including, without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures and our or management’s beliefs, expectations or opinions, are forward-looking statements, and as such, we desire to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “plan,” “assume,” “seek to” or other similar expressions, although not all forward-looking statements contain these identifying words.
Actual results may differ materially from those discussed in forward-looking statements as a result of factors, risks and uncertainties over many of which we have no control. These factors include, without limitation, the following: economic and political consequences resulting from terrorist attacks and the war with Iraq; economic consequences arising from natural disasters and other similar catastrophes, such as floods, earthquakes, hurricanes and tsunamis; domestic and local country price competition, particularly in certain segments of the power cable market and other competitive pressures; general economic conditions, particularly those in the construction, energy and information technology sectors; changes in customer or distributor purchasing patterns in our business segments; our ability to increase manufacturing capacity and productivity; the financial impact of any future plant closures; our ability to successfully complete and integrate acquisitions and divestitures; our ability to negotiate extensions of labor agreements on acceptable terms and to successfully deal with any labor disputes; our ability to service, and meet all requirements under, our debt, and to maintain adequate domestic and international credit facilities and credit lines; our ability to pay dividends on our preferred stock; our ability to make payments of interest and principal under our existing and future indebtedness and to have sufficient available funds to effect conversions and repurchases from time to time; lowering of one or more debt ratings issued by nationally recognized statistical rating organizations, and the adverse impact such action may have on our ability to raise capital and on our liquidity and financial conditions; the impact of unexpected future judgments or settlements of claims and litigation; our ability to achieve target returns on investments in our defined benefit plans; our ability to avoid limitations on utilization of net losses for income tax purposes; the cost and availability of raw materials, including copper, aluminum and petrochemicals; our ability to increase our selling prices during periods of increasing raw material costs; the impact of foreign currency fluctuations and changes in interest rates; the impact of technological changes; and other material factors. See Item 1A, “Risk Factors,” for a more detailed discussion on some of these risks. We do not undertake and specifically decline any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
Available Information
The Company’s principal executive offices are located at 4 Tesseneer Drive, Highland Heights, Kentucky 41076-9753 and its telephone number is (859) 572-8000. The Company’s internet address is www.generalcable.com. General Cable’s annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are made available free of charge at www.generalcable.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). In addition, the Company will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC. Requests should be directed to: Investor Relations, General Cable Corporation, 4 Tesseneer Drive, Highland Heights, KY 41076-9753.
The information on the website listed above is not and should not be considered part of this annual report on Form 10-K and is not incorporated by reference in this document. This website address is and is only intended to be an inactive textual reference.
Executive Officers of the Registrant
The following table sets forth certain information concerning the executive officers of General Cable on December 31, 2006.

Name	Age	Position
Gregory B. Kenny	54	President, Chief Executive Officer and Class II Director
Christopher F. Virgulak(1)	51	Executive Vice President and Chief Financial Officer
Brian J. Robinson(1)	38	Senior Vice President, Chief Financial Officer and Treasurer
Robert J. Siverd	58	Executive Vice President, General Counsel and Secretary

(1)	Mr. Virgulak had previously announced his intention to leave the Company by February 15, 2007 and has subsequently stepped down from the position of Executive Vice President and Chief Financial Officer. As of January 1, 2007, Brian J. Robinson was promoted to Senior Vice President, Chief Financial Officer and Treasurer.
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
Mr. Virgulak served as Executive Vice President and Chief Financial Officer from October 2002 to December 31, 2006 and also served as Treasurer until February 2006. From June 2000 to October 2002, he was Executive Vice President and Chief Financial Officer. He served as Executive Vice President, Chief Financial Officer and Treasurer from March 1997 to June 2000. From October 1994 until March 1997, he was Executive Vice President, Chief Financial Officer and Treasurer of the predecessor company.
Mr. Robinson has served as Senior Vice President, Chief Financial Officer and Treasurer since January 1, 2007. He served as Senior Vice President, Controller and Treasurer from March 2006 to December 2006. He served as General Cable Controller from 2000 to February 2006 and Assistant Controller from 1999 to 2000. From 1997 until 1999, he served as an Audit Manager focused on accounting services for global companies for Deloitte & Touche LLP, and from 1991 to 1997, he served in roles of increasing responsibility with the Deloitte & Touche LLP office in Cincinnati, Ohio.

Mr. Siverd has served as Executive Vice President, General Counsel and Secretary of General Cable since March 1997. From July 1994 until March 1997, he was Executive Vice President, General Counsel and Secretary of the predecessor company.
ITEM 1A. RISK FACTORS
Unless the context indicates otherwise, all references to “we”, “us”, “our” in this Item 1A, “Risk Factors,” refer to the Company. We are subject to a number of risks listed below, which could have a material adverse effect on our financial condition, results of operations and value of our securities.
Certain statements in the 2006 Annual Report on Form 10-K including, without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures and our or management’s beliefs, expectations or opinions, are forward-looking statements, and as such, we desire to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995. Our forward-looking statements should be read in conjunction with our comments in this report under the heading, “Disclosure Regarding Forward-Looking Statements.” Actual results may differ materially from those statements as a result of factors, risks and uncertainties over which we have no control. Such factors include, but are not limited to, the risks and uncertainties discussed below.
Risks Related to Our Business
•	Our net sales, net income and growth depend largely on the economic strength of the geographic markets that we serve, and if these markets become weaker, we could suffer decreased sales and net income.
Many of our customers use our products as components in their own products or in projects undertaken for their customers. Our ability to sell our products is largely dependent on general economic conditions, including how much our customers and end-users spend on power transmission and distribution infrastructures, industrial manufacturing assets, new construction and building, information technology and maintaining or reconfiguring their communications networks. In the early 2000s, many companies significantly reduced their capital equipment and information technology budgets, and construction activity that necessitates the building or modification of communication networks and power transmission and distribution infrastructures slowed considerably as a result of a weakening of the U.S. and foreign economies. As a result, our net sales and financial results declined significantly in those years. Beginning in 2004 and continuing through 2005 and 2006, we have seen an improvement in these markets; however, if they were to weaken, we could suffer decreased sales and net income.
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
During the year ended December 31, 2006, approximately 44% of our sales and approximately 53% of our assets were in markets outside North America. Our operations outside North America generated approximately $82.4 million of our cash flows from operations and the North American operations generated approximately $11.6 million of cash flows from operations during this period. Our financial results may be adversely affected by significant fluctuations in the value of the U.S. dollar against foreign currencies or by the enactment of exchange controls or foreign governmental or regulatory restrictions on the transfer of funds. In addition, negative tax consequences relating to repatriating certain foreign currencies, particularly cash generated by our operations in Spain, may adversely affect our cash flows. Furthermore, our foreign operations are subject to risks inherent in maintaining operations abroad, such as economic and political destabilization, international conflicts, restrictive actions by foreign governments, nationalizations, changes in regulatory requirements, the difficulty of effectively managing diverse global operations, adverse foreign tax laws and the threat posed by potential international disease pandemics in countries that do not have the resources necessary to deal with such outbreaks. Over time, we intend to continue to expand our foreign operations, which would serve to exacerbate these risks and their potential effect on our business, financial position and results of operations.
•	Volatility in the price of copper and other raw materials, as well as fuel and energy, could adversely affect our businesses.
The costs of copper and aluminum, the most significant raw materials we use, have been subject to considerable volatility over the years. Volatility in the price of copper, aluminum, polyethylene, petrochemicals, and other raw materials, as well as fuel, natural gas and energy, will in turn lead to significant fluctuations in our cost of sales. Additionally, sharp increases in the price of copper can also reduce demand if customers decide to defer their purchases of copper wire and cable products or seek to purchase substitute products. Although we attempt to recover copper and other raw material price changes in the selling price of our products, there is no assurance that we can do so successfully or at all in the future.
•	Interruptions of supplies from our key suppliers may affect our results of operations and financial performance.
Interruptions of supplies from our key suppliers, including as a result of catastrophes such as hurricanes, earthquakes, floods or terrorist activities, could disrupt production or impact our ability to increase production and sales. All copper and aluminum rod used in our North American operations is externally sourced, and our largest supplier of copper rod accounted for approximately 67% of our North American purchases in 2006 while our largest supplier of aluminum rod accounted for approximately 90% of our North American purchases in 2006. Any unanticipated problems with our copper or aluminum rod suppliers could have a material adverse effect on our business. Additionally, we use a limited number of sources for most of the other raw materials that we do not produce. We do not have long-term or volume purchase agreements with most of our suppliers, and may have limited options in the short-term for alternative supply if these suppliers fail to continue the supply of material or components for any reason, including their business failure, inability to obtain raw materials or financial difficulties. Moreover, identifying and accessing alternative sources may increase our costs.
•	Failure to negotiate extensions of our labor agreements as they expire may result in a disruption of our operations.
As of December 31, 2006, approximately 62% of our employees were represented by various labor unions. During the five calendar years ended December 31, 2006, we have experienced only three strikes, which were settled on satisfactory terms. The only strike that occurred in 2005 was at our Lincoln, Rhode Island manufacturing facility, and it lasted approximately two weeks. This strike did not have a significant impact on our financial results for 2005. There have been no strikes during 2006.
We are party to labor agreements with unions that represent employees at many of our manufacturing facilities. In the U.S. and Canada, labor agreements, consisting of two separate contracts, expired at one facility in 2006 and were successfully renegotiated. Labor agreements will expire at two facilities in 2007 and at one facility in 2008 in the U.S. and Canada. We cannot predict what issues may be raised by the collective bargaining units representing our employees and, if raised, whether negotiations concerning such issues will be successfully concluded. A protracted work stoppage could result in a disruption of our operations which could, in turn, adversely affect our ability to deliver certain products and our financial results.
•	Our inability to continue to achieve productivity improvements may result in increased costs.
Part of our business strategy is to increase our profitability by lowering costs through improving our processes and productivity. In the event we are unable to continue to implement measures improving our manufacturing techniques and processes, we may not achieve desired efficiency or productivity levels and our manufacturing costs may increase. In addition, productivity increases are related in part to factory utilization rates. Our decreased utilization rates from 2002 to 2004 adversely impacted productivity. However, we have experienced an increase in utilization rates during 2005 and most of 2006.
•	Changes in industry standards and regulatory requirements may adversely affect our business.
As a manufacturer and distributor of wire and cable products for customers that operate in various industries, we are subject to a number of industry standard-setting authorities, such as Underwriters Laboratories, the Telecommunications Industry Association, the Electronics Industries Association, the International Electrotechnical Commission and the Canadian Standards Association. In addition, many of our products are subject to the requirements of federal, state and local or foreign regulatory authorities. Changes in the standards and requirements imposed by such authorities could have an adverse effect on us. In the event that we are unable to meet any such new or modified standards when adopted, our business could be adversely affected.
In addition, changes in the legislative environment could affect the growth and other aspects of important markets served by us. In August 2005, President George W. Bush signed into law the Energy Policy Act of 2005. This law was enacted to establish a comprehensive, long-range national energy policy. Among other things, it provides tax credits and other incentives for the production of traditional sources of energy, as well as alternative energy sources, such as wind, wave, tidal and geothermal power generation systems. Although we believe this legislation is currently having a positive impact on us and our financial results, we cannot be certain that this impact will continue at this level over time or at all. We also cannot predict the impact, either positive or negative, that changes in laws or industry standards that may be adopted in the future could have on our financial results, cash flows or financial position.
•	Advancing technologies, such as fiber optic and wireless technologies, may make some of our products less competitive.
Technological developments could have a material adverse effect on our business. For example, a significant increase in the rate of installations using fiber optic systems or an increase in the cost of copper-based systems would have a material adverse effect on our business. While we do manufacture and sell fiber optic cables, any acceleration in the erosion of our sales of copper cables due to increased market demand for fiber optic cables would most likely not be offset by an increase in sales of our fiber optic cables.
Also, advancing wireless technologies, as they relate to network and communications systems, represent an alternative to certain copper cables we manufacture and may reduce customer demand for premise wiring. Traditional telephone companies are facing increasing competition within their respective territories from, among others, providers of voice over Internet protocol (“VoIP”) and wireless carriers. Wireless communications depend heavily on a fiber optic backbone and do not depend as much on copper-based systems. An increase in the acceptance and use of VoIP and wireless technology, or introduction of new wireless or fiber-optic based technologies, may have a material adverse effect on the marketability of our products and our profitability. Our sales of copper premise cables currently face downward pressure from wireless and VoIP technology, and a significant increase in the acceptance and use of these technologies would heighten this pressure and the negative impact it may have on our results of operations.
•	We are substantially dependent upon distributors and retailers for non-exclusive sales of our products and they could cease purchasing our products at any time.
During 2005 and 2006, approximately 39% and 34%, respectively, of our domestic net sales were made to independent distributors and four of our ten largest customers were distributors. Distributors accounted for a substantial portion of sales of our communications- and industrial-related products. During 2005 and 2006, approximately 11% and 10%, respectively, of our domestic net sales were to retailers, and the two largest retailers, The Home Depot and AutoZone, accounted for approximately 3% and 2%, respectively, of our worldwide net sales in 2005 and 2% and 1%, respectively, of such sales in 2006.
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
•	In each of our markets, we face pricing pressures that could adversely affect our results of operations and financial performance.
We face pricing pressures in each of our markets as a result of significant competition or over-capacity, and price levels for most of our products declined from 2002 through early 2004. While we continually work toward reducing our costs to respond to the pricing pressures that may continue, we may not be able to achieve proportionate reductions in costs. As a result of over-capacity and economic and industry downturn in the communications and industrial markets in particular, pricing pressures increased in 2002 and 2003, and continued into 2004. While we generally have been successful in raising prices to recover increased raw material costs since the second quarter of 2004, pricing pressures continued through 2005 and 2006, and price volatility is expected for the foreseeable future. Further pricing pressures, without offsetting cost reductions, would adversely affect our financial results.

•	If either our uncommitted accounts payable confirming arrangement or our accounts receivable financing arrangement for our European operations is cancelled, our liquidity will be negatively impacted.
Our Spanish operations participate in accounts payable confirming arrangements with several European financial institutions. Our operations negotiate payment terms with suppliers of generally 180 days and submit invoices to the financial institutions with instructions for the financial institutions to transfer funds from our Spanish operations’ accounts on the due date (on day 180) to the receiving parties to pay the invoices in full. At December 31, 2006, the arrangements had a maximum availability limit of the equivalent of approximately $277.2 million, of which approximately $227.2 million was drawn. We also have approximately $69.1 million available under uncommitted, Euro-denominated facilities in Europe, which allow us to sell at a discount, with no or limited recourse, a portion of our accounts receivable to financial institutions. As of December 31, 2006, we have drawn approximately $7.1 million from these accounts receivable facilities. We do not have firm commitments from these institutions to purchase our accounts receivable. Should the availability under these arrangements be reduced or terminated, we would be required to repay the outstanding obligations over 180 days and seek alternative arrangements. We cannot assure you that alternate arrangements will be available on favorable terms or at all. Failure to obtain alternative arrangements in such case would negatively impact our liquidity.
•	As a result of market and industry conditions, we may need to close additional plants and reduce our recorded inventory values, which would result in charges against income.
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
As a result of volatile copper prices, the replacement cost of our copper inventory exceeded its historic LIFO cost by approximately $167 million, $107 million and $38 million at December 31, 2006, 2005 and 2004, respectively. If we are not able to recover the LIFO value of our inventory in some future period when replacement costs were lower than the LIFO value of the inventory, we would be required to take a charge to recognize on our income statement an adjustment of LIFO inventory to market value. During 2004, we increased inventory quantities and therefore there was not a liquidation of LIFO inventory impact in this period. During 2005, we reduced our copper inventory quantities in North America which resulted in a $1.1 million gain since LIFO inventory quantities were reduced in a period when replacement costs where higher than the LIFO value of the inventory. During 2006, we increased inventory quantities and therefore there was not a liquidation of LIFO inventory impact in this period. If LIFO inventory quantities are reduced in a future period when replacement costs exceed the LIFO value of the inventory, we would experience an increase in reported earnings. Conversely, if LIFO inventory quantities are reduced in a future period when replacement costs are lower than the LIFO value of the inventory, we would experience a decline in reported earnings.
•	We are subject to certain asbestos litigation and unexpected judgments or settlements that could have a material adverse effect on our financial results.
There are approximately 7,100 pending non-maritime asbestos cases involving our subsidiaries. The majority of these cases involve plaintiffs alleging exposure to asbestos-containing cable manufactured by our predecessors. In addition to our subsidiaries, numerous other wire and cable manufacturers have been named as defendants in these cases. Our subsidiaries have also been named, along with numerous other product manufacturers, as defendants in approximately 33,300 suits in which plaintiffs alleged that they suffered an asbestos-related injury while working in the maritime industry. These cases are referred to as MARDOC cases and are currently managed under the supervision of the U.S. District Court for the Eastern District of Pennsylvania. On May 1, 1996, the District Court ordered that all pending MARDOC cases be administratively dismissed without prejudice and the cases cannot be reinstated, except in certain circumstances involving specific proof of injury. We cannot assure you that any judgments or settlements of the pending non-maritime and/or MARDOC asbestos cases or any cases which may be filed in the future will not have a material adverse effect on our financial results, cash flows or financial position. Moreover, certain of our insurers may be financially unstable and in the event one or more of these insurers enter into insurance liquidation proceedings, we will be required to pay a larger portion of the costs incurred in connection with these cases.
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
Growth through acquisition has been, and is expected to continue to be, a significant part of our strategy. For example, in August 2006, we completed the acquisition of E.C.N. Cable Group, S.L. (“ECN Cable”), a manufacturer of aluminum energy and power cables and bimetallic products located near Vitoria, Spain, and in December 2005, we completed the acquisition of Silec Cable, S.A.S., which we refer to as Silec, the former wire and cable manufacturing business of SAFRAN SA based near Paris, France and the acquisition of the Mexican ignition wire set business of Beru AG.
We regularly evaluate possible acquisition candidates. We cannot assure you that we will be successful in identifying, financing and closing acquisitions at favorable prices and terms. Potential acquisitions may require us to issue additional shares of stock or obtain additional or new financing, and such financing may not be available on terms acceptable to us, or at all. The issuance of shares of our common or preferred stock in connection with potential acquisitions may dilute the value of shares held by our then existing equity holders. Further, we cannot assure you that we will be successful in integrating any such acquisitions that are completed. Integration of any such acquisitions may require substantial management, financial and other resources and may pose risks with respect to production, customer service and market share of existing operations. In addition, we may acquire businesses that are subject to technological or competitive risks, and we may not be able to realize the benefits expected from such acquisitions.
•	Terrorist attacks and other attacks or acts of war may adversely affect the markets in which we operate and our profitability.
The attacks of September 11, 2001 and subsequent events, including the military actions in Afghanistan, Iraq and elsewhere in the Middle East, have caused and may continue to cause instability in our markets and have led and may continue to lead to, further armed hostilities or further acts of terrorism worldwide, which could cause further disruption in our markets. Acts of terrorism may impact any or all of our facilities and operations, or those of our customers or suppliers and may further limit or delay purchasing decisions of our customers. Depending on their magnitude, acts of terrorism or war could have a material adverse effect on our business, financial results, cash flows and financial position.
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
Our success has been largely dependent on the skills, experience and efforts of our key employees and the loss of the services of any of our executive officers or other key employees, without a properly executed transition plan, could have an adverse effect on us. The loss of our key employees who have intimate knowledge of our manufacturing process could lead to increased competition to the extent that those employees are hired by a competitor and are able to recreate our manufacturing process. Our future success will also depend in part upon our continuing ability to attract and retain highly qualified personnel, who are in great demand.
•	As of December 31, 2004 and 2006, we had material weaknesses in our internal control over financial reporting, therefore our disclosure controls and procedures were deemed ineffective.
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
These improvements have been fully implemented and tested, and we concluded that as of December 31, 2005, our disclosure controls and procedures were effective.

In connection with the preparation of our 2006 Annual Report on Form 10-K, as of December 31, 2006, we identified the following material weakness in the Company’s internal control over financial reporting:
Silec was acquired by us in December 2005 and was previously a division of a large French company. In connection with management’s assessment of internal control over financial reporting, management has determined that Silec did not complete implementation of adequate internal controls for the purposes of identifying, recording, and reporting Silec’s financial results of operations. Specifically, as part of the transition to the Company, as of December 31, 2006, Silec had not completed a migration of systems from those provided by its former parent. Management determined that the controls over granting and monitoring access to its financial reporting system were not adequate. Further, management’s testing of business process controls identified several control deficiencies, including lack of supporting documentation and lack of timely and sufficient financial statement account reconciliation and analysis. Management determined that in the aggregate, these control deficiencies result in a more than remote likelihood that a material misstatement in the interim or annual financial statements could occur and not be prevented or detected.
Due to the material weakness discussed above, we have concluded that our internal control over financial reporting was not effective as of December 31, 2006. We have also concluded that our disclosure controls and procedures were not effective as of December 31, 2006, due solely to the material weakness related to our Silec subsidiary.
Management is taking the following steps to remediate this material weakness:
•	In February 2007, a significant portion of Silec’s financial systems were migrated to our existing European financial system. The remainder of Silec’s systems are expected to be migrated to independent systems, with appropriate controls in place, by December 31, 2007; and

•	To ensure successful transition to a formal control structure and to address the internal control implementation issues noted above, Silec has added several resources with Sarbanes-Oxley compliance experience to its financial reporting function including a Chief Accountant, a Director of Cost Accounting, a Treasurer and an IT Director.
Although we have been successful at remediating material weaknesses in the past, a risk exists that we may not successfully remediate this material weakness and that there may be more weaknesses identified in the future.
•	Declining returns in the investment portfolio of our defined benefit pension plans and changes in actuarial assumptions could increase the volatility in our pension expense and require us to increase cash contributions to the plans.
Pension expense for the defined benefit pension plans sponsored by us is determined based upon a number of actuarial assumptions, including an expected long-term rate of return on assets and discount rate. The use of these assumptions makes our pension expense and our cash contributions subject to year-to-year volatility. As of December 31, 2006, 2005 and 2004, the defined benefit pension plans were underfunded by approximately $35.7 million, $40.9 million and $33.0 million, respectively, based on the actuarial methods and assumptions utilized for purposes of the applicable accounting rules and interpretations. We have experienced volatility in our pension expense and in our cash contributions to our defined benefit pension plans. Pension expense for our defined benefit pension plans increased from $4.7 million, excluding $0.7 million of curtailment expense, in 2005 to $6.3 million in 2006 and our required cash contributions decreased to $8.3 million in 2006 from $10.8 million in 2005. In the event that actual results differ from the actuarial assumptions or actuarial assumptions are changed, the funded status of our defined benefit pension plans may change and any such deficiency could result in additional charges to equity and an increase in future pension expense and cash contributions.
•	An ownership change could result in a limitation of the use of our net operating losses.
As of December 31, 2006, we had approximately $16.2 million of NOL carryforwards that are subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. Approximately $5.4 million of these NOL carryforwards are scheduled to expire in each of 2007, 2008 and 2009. Our ability to utilize NOL carryforwards, including any future NOL carryforwards that may arise, may be further limited by Section 382 if we undergo an ownership change as a result of the sale of our stock by holders of our equity securities or as a result of subsequent changes in the ownership of our outstanding stock. We would undergo an ownership change if, among other things, the stockholders, or group of stockholders, who own or have owned, directly or indirectly, 5% or more of the value of our stock or are otherwise treated as 5% stockholders under Section 382 and the regulations promulgated thereunder increase their aggregate percentage ownership of our stock by more than 50 percentage points over the lowest percentage of our stock owned by these stockholders at any time during the testing period, which is generally the three-year period preceding the potential ownership change. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOL carryforwards and certain recognized built-in losses. The limitation imposed by Section 382 for any post-change year would be determined by multiplying the value of our stock immediately before the ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate in effect at the time of the ownership change. Any unused annual limitation may be carried over to later years, and the limitation may under certain circumstances be increased by built-in gains which may be present in assets held by us at the time of the ownership change that are recognized in the five-year period after the ownership change.
Risks Related to Our Debt
•	Our substantial indebtedness could adversely affect our business and financial condition.
We have a significant amount of debt. As of December 31, 2006, we had $740.6 million of debt outstanding, $52.8 million of which was secured indebtedness, and had $253.5 million of additional borrowing capacity available under our amended senior secured credit facility (“Amended Credit Facility”), $33.0 million of additional borrowing capacity under our Spanish subsidiary’s revolving credit facility (“Spanish Credit Facility”), and approximately $10.0 million of additional borrowing capacity under agreements related to ECN Cable, subject to certain conditions. As of December 31, 2006, we had $285.0 million in unsecured senior notes (“9.5% Senior Notes”) outstanding and $355.0 million in 0.875% Convertible Notes outstanding. Subject to the terms of the Amended Credit Facility, our Spanish subsidiary’s term loan (“Spanish Term Loan”) and Spanish Credit Facility and the indentures governing our 9.5% Senior Notes and 0.875% Convertible Notes, we may also incur additional indebtedness, including secured debt, in the future. See Item 7 of this document for details on the various debt agreements.
The degree to which we are leveraged could have important adverse consequences to us, limiting management’s choices in responding to business, economic, regulatory and other competitive conditions. In addition, our ability to generate cash flow from operations sufficient to make scheduled payments on our debts as they become due will depend on our future performance, our ability to successfully implement our business strategy and our ability to obtain other financing, which may be influenced by economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our indebtedness could also adversely affect our financial position.
We may not have sufficient cash to pay, or may not be permitted to pay, the cash portion of the required consideration that we may need to pay if the 0.875% Convertible Notes are converted. We will be required to pay to the holder of a note a cash payment equal to the lesser of the principal amount of the notes being converted or the conversion value of those notes. This part of the payment must be made in cash, not in shares of our common stock. As a result, we may be required to pay significant amounts in cash to holders of the notes upon conversion. A failure to pay the required cash consideration would be an event of default under the indenture governing the 0.875% Convertible Notes, which could lead to cross-defaults under our other indebtedness.
In connection with the incurrence of indebtedness under our Amended Credit Facility, the lenders under that facility have received a pledge of all of the capital stock of our existing domestic subsidiaries and any future domestic subsidiaries. Additionally, these lenders have a lien on substantially all of our domestic assets, including our existing and future accounts receivables, cash, general intangibles, investment property and real property. As a result of these pledges and liens, if we fail to meet our payment or other obligations under our Amended Credit Facility, the lenders with respect to this facility would be entitled to foreclose on substantially all of our domestic assets and to liquidate these assets.
•	Failure to comply with covenants in our existing or future financing arrangements could result in cross-defaults under some of our financing arrangements, which cross-defaults could jeopardize our ability to satisfy our obligations.
Various risks, uncertainties and events beyond our control could affect our ability to comply with the covenants, financial tests and ratios required by the instruments governing our financing arrangements. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to cease to make further extensions of credit, accelerate the maturity of the debt under these agreements and foreclose upon any collateral securing that debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. We may also amend the provisions and limitations of our credit facilities from time to time.

Certain portions of our debt contain prepayment or acceleration rights at the election of the holders upon a covenant default or change in control, which acceleration rights, if exercised, could constitute an event of default under other portions of our debt. It is possible that we would be unable to fulfill all of these obligations simultaneously.
•	A downgrade in our financial strength or credit ratings could limit our ability to conduct our business or offer and sell additional debt securities, and could hurt our relationships with creditors.
Nationally recognized rating agencies rate the financial strength of our debt. Ratings are not recommendations to buy or sell our securities. We may, in the future, incur indebtedness with interest rates that may be affected by changes in our credit ratings. Each of the rating agencies reviews its ratings periodically, and previous ratings for our debt may not be maintained in the future. A downgrade of our debt ratings could affect our ability to raise additional debt with terms and conditions similar to our current debt, and accordingly, likely increase our cost of capital. In addition, a downgrade of these ratings could make it more difficult for us to raise capital to refinance any maturing debt obligations, to support business growth and to maintain or improve the current financial strength of our business and operations.
Risks Related to Our Securities
•	Our stock has been and continues to be volatile, and our ability to pay dividends on our common stock is limited.
The value of our securities may fluctuate as a result of various factors, such as:
•	Announcements relating to significant corporate transactions;

•	Fluctuations in our quarterly and annual financial results;

•	Operating and stock price performance of companies that investors deem comparable to us;

•	Changes in government regulation or proposals relating thereto;

•	General industry and economic conditions;

•	Sales or the expectation of sales of a substantial number of shares of our common stock in the public market; and

•	General stock market fluctuations unrelated to our operating performance.
In addition, we do not expect to pay cash dividends on our common stock in the foreseeable future. Payment of dividends on our common stock will depend on the earnings and cash flows of our business and that of our subsidiaries, and on our subsidiaries’ ability to pay dividends or to advance or repay funds to us. Before declaring a dividend, our Board of Directors will consider factors that ordinarily affect dividend policy, such as earnings, cash flow, estimates of future earnings and cash flow, business conditions, regulatory factors, our financial condition and other matters within its discretion, as well as contractual restrictions on our ability to pay dividends. We may not be able to pay dividends in the future or, if paid, we cannot assure you that the dividends will be in the same amount or with the same frequency as in the past.
Under the Delaware General Corporation Law, we may pay dividends, in cash or otherwise, only if we have surplus in an amount at least equal to the amount of the relevant dividend payment. Any payment of cash dividends will depend upon our financial condition, capital requirements, earnings and other factors deemed relevant by our Board of Directors. Further, our Amended Credit Facility and the indentures governing our 9.5% Senior Notes and 0.875% Convertible Notes limit our ability to pay cash dividends, including cash dividends on our common stock. In addition, the certificate of designations for our Series A preferred stock prohibits us from the payment of any cash dividends on our common stock if we are not current on dividend payments with respect to our Series A preferred stock. Agreements governing future indebtedness will likely contain restrictions on our ability to pay cash dividends.
•	Future sales of shares of our common stock may depress its market price.
Sales of substantial numbers of additional shares of common stock, including shares of common stock underlying the 0.875% Convertible Notes and shares of our outstanding Series A preferred stock, as well as sales of shares that may be issued in connection with future acquisitions, or the perception that such sales could occur, may have a harmful effect on prevailing market prices for our common stock and our ability to raise additional capital in the financial markets at a time and price favorable to us. Our amended and restated certificate of incorporation provides that we have authority to issue 75 million shares of common stock. As of February 20, 2007, there were approximately 52.3 million shares of common stock outstanding (net of treasury shares), approximately 1.1 million shares of common stock issuable upon the exercise of currently outstanding stock options and approximately 0.5 million shares of common stock issuable upon conversion of our outstanding Series A preferred stock. In addition, a maximum of approximately 9.0 million shares of common stock could be issuable upon conversion of our 0.875% Convertible Notes and approximately 7.0 million shares of common stock could be issuable due to the issuance of warrants. All of the shares of our common stock that could be issued pursuant to the conversion of our 0.875% Convertible Notes and all of the shares of our common stock that could be issued due to the warrants would be freely tradable by such holders.
•	Issuances of additional series of preferred stock could adversely affect holders of our common stock.
Our Board of Directors is authorized to issue additional series of preferred stock without any action on the part of our stockholders. Our Board of Directors also has the power, without stockholder approval, to set the terms of any such series of preferred stock that may be issued, including voting rights, conversion rights, dividend rights, preferences over our common stock with respect to dividends or if we liquidate, dissolve or wind up our business and other terms. If we issue preferred stock in the future that has preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding-up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of holders of our common stock or the market price of our common stock could be adversely affected.
•	Provisions in our constituent documents could make it more difficult to acquire our company.
Our amended and restated certificate of incorporation and amended and restated by-laws contain provisions that may discourage, delay or prevent a third party from acquiring us, even if doing so would be beneficial to our stockholders. Under our amended and restated certificate of incorporation, only our Board of Directors may call special meetings of stockholders, and stockholders must comply with advance notice requirements for nominating candidates for election to our Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings. Directors may be removed by stockholders only for cause and only by the effective vote of at least 66 2/3% of the voting power of all shares of capital stock then entitled to vote generally in the election of directors, voting together as a single class. Additionally, agreements with certain of our executive officers may have the effect of making a change of control more expensive and, therefore, less attractive.
Pursuant to our amended and restated certificate of incorporation, our Board of Directors may by resolution establish one or more series of preferred stock, having such number of shares, designation, relative voting rights, dividend rates, conversion rights, liquidation or other rights, preferences and limitations as may be fixed by our Board of Directors without any further stockholder approval. Such rights, preferences, privileges and limitations as may be established could have the further effect of impeding or discouraging the acquisition of control of our Company.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The Company’s principal properties are listed below. The Company believes that its properties are generally well maintained and are adequate for the Company’s current level of operations.

	Square	Segment(s)/	Owned
Location	Feet	Product Line(s)	or Leased
North America
Manufacturing Facilities:
Marion, IN	745,000	North American Electrical Infrastructure / Power cables and cord; instrumentation and control cables	Owned
Marshall, TX	692,000	North American Electric Utility / Aluminum low-voltage utility cables	Owned
Willimantic, CT	686,000	North American Electrical Infrastructure / Power cables and cord; instrumentation and control cables	Owned
Manchester, NH	550,000	North American Portable Power and Control / Electronic products	Owned
Lawrenceburg, KY	383,000	Telecommunications, Networking / Outside voice and data products; networking cables	Owned
Lincoln, RI	350,000	North American Portable Power and Control, Transportation and Industrial Harnesses / Portable cord; instrumentation and control cables	Owned
Malvern, AR	338,000	North American Electric Utility / Aluminum medium-voltage utility cables	Owned
DuQuoin, IL	279,000	North American Electric Utility / Medium-voltage utility cables	Owned
Tetla, Mexico	218,000	Telecommunications / Outside voice and data products	Owned
Altoona, PA	193,000	Transportation and Industrial Harnesses / Automotive products	Owned
Jackson, TN	182,000	Networking / Networking cables	Owned
Franklin, MA	154,000	Networking, North American Portable Power and Control / Networking cables and fiber optic products, electronics	Leased
Indianapolis, IN(1)	135,000	North American Electric Utility / Polymer compounds and research and development	Leased
LaMalbaie, Canada	120,000	North American Electric Utility / Low- and medium-voltage utility cables	Owned
St. Jerome, Canada	110,000	North American Electric Utility / Low- and medium-voltage utility cables	Owned
Cuernavaca, Mexico	100,000	Transportation and Industrial Harnesses / Automotive products	Leased
Moose Jaw, Canada	55,000	North American Electric Utility / Low- and medium-voltage utility cables	Owned

Distribution and Other Facilities:
Lebanon, IN	198,000	All Segments / Distribution center	Leased
Chino, CA	189,000	All Segments / Distribution center	Leased
Highland Heights, KY	166,000	All Segments / World headquarters, technology center and learning center	Owned

International
Barcelona, Spain(1)	1,080,000	International Electric Utility, International Electrical Infrastructure / Power transmission and distribution; power and industrial cables	Owned
Montereau, France(1)	1,000,000	International Electric Utility, International Electrical Infrastructure, Networking / Power distribution, power and industrial cables; networking products	Owned
New Zealand(1)	314,000	International Electric Utility, International Electrical Infrastructure, Networking / Power distribution, power and industrial cables; networking products	Owned
Bilbao, Spain	293,000	International Electric Utility, International Electrical Infrastructure, Networking / Aluminum high- and extra-high-voltage utility cables; insulated power cables; fiber optic products	Owned
Lisbon, Portugal	255,000	International Electric Utility, International Electrical Infrastructure, Networking / Power distribution, power and industrial cables; networking products	Owned

(1)	Certain locations represent a collection of facilities in the local area.

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
As part of the acquisition of Silec, SAFRAN SA agreed to indemnify General Cable against environmental losses arising from breach of representations and warranties on environmental law compliance and against losses arising from costs General Cable could incur to remediate property acquired based on a directive of the French authorities to rehabilitate property in regard to soil, water and other underground contamination arising before the closing date of the purchase. These indemnities are for a six-year period ending in 2011 while General Cable operates the businesses subject to sharing of certain losses (with SAFRAN covering 100% of losses in year one, 75% in years two and three, 50% in year four, and 25% in years five and six). The indemnities are subject to an overall limit of €4.0 million. As of December 31, 2006, there were no claims outstanding under this indemnity.
General Cable has been a defendant in asbestos litigation for approximately 19 years. As of December 31, 2006, General Cable was a defendant in approximately 40,400 lawsuits. Approximately 33,300 of these lawsuits have been brought on behalf of plaintiffs by a single admiralty law firm (“MARDOC”) and seek unspecified damages. Plaintiffs in the MARDOC cases generally allege that they formerly worked in the maritime industry and sustained asbestos-related injuries from products that General Cable ceased manufacturing in the mid-1970s. The MARDOC cases are managed and supervised by a federal judge in the United States District Court for the Eastern District of Pennsylvania (“District Court”) by reason of a transfer by the judicial panel on Multidistrict Litigation (“MDL”).
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
General Cable is also a defendant in approximately 7,100 cases brought in various jurisdictions throughout the United States. About 5,700 of these cases have been brought in federal court in Mississippi or other federal courts and then been transferred to the MDL, but are on a different docket from the MARDOC cases. The vast majority of cases on this MDL docket have been inactive for over five years. Cases may only be removed from this MDL proceeding via a petition filed by the plaintiff indicating that the matter is ready for trial and requesting it be returned to the originating federal district court for trial. Petitions usually only involve plaintiffs suffering from terminal diseases allegedly caused by exposure to asbestos-containing products. To date, in cases which General Cable is a defendant, no plaintiff has requested return of any action to the originating district court for trial. With regard to the approximately 1,400 remaining cases, General Cable has aggressively defended these cases based upon either lack of product identification as to General Cable manufactured asbestos-containing product and/or lack of exposure to asbestos dust from the use of a General Cable product. In the last 19 years, General Cable has had no cases proceed to verdict. In many of the cases, General Cable was dismissed as a defendant before trial for lack of product identification.
Plaintiffs have asserted monetary damage claims in 600 cases as of the end of 2006. In 534 of these cases, plaintiffs allege only damages in excess of some dollar amount (about $194,000 per plaintiff); there are no claims for specific dollar amounts requested as to any defendant. In 58 other cases pending in state and federal district courts (outside the MDL), plaintiffs seek approximately $140 million in damages from each of about 110 defendants. In eight cases, plaintiffs have asserted damages related to General Cable in the amount of $21 million. In addition, in each of these 66 cases, there are claims of $118 million in punitive damages from all of the defendants. However, almost all of the plaintiffs in these cases allege non-malignant injuries.
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
Further, as indicated above, General Cable has more than 19 years of experience in this litigation, and has, to date, resolved the claims of approximately 11,228 plaintiffs. The cumulative average settlement for these matters is less than $235 per case. As of December 31, 2006 and 2005, the Company had accrued on its balance sheet, on a gross basis, a liability of $5.2 million and $5.6 million, respectively, for asbestos-related claims and had recorded insurance recoveries of approximately $0.5 million and $3.1 million, respectively. The net amount of $4.7 million, as of December 31, 2006, represents the Company’s best estimate in order to cover resolution of future asbestos-related claims.
In January 1994, General Cable entered into a settlement agreement with certain principal primary insurers concerning liability for the costs of defense, judgments and settlements, if any, in all of the asbestos litigation described above. Subject to the terms and conditions of the settlement agreement, the insurers are responsible for a substantial portion of the costs and expenses incurred in the defense or resolution of this litigation. In recent years one of the insurers participating in the settlement that was responsible for a significant portion of the contribution under the settlement agreement entered into insurance liquidation proceedings. As a result, the contribution of the insurers has been reduced and the Company has had to bear a larger portion of the costs relating to these lawsuits. Moreover, certain of the other insurers may be financially unstable, and if one or more of these insurers enter into insurance liquidation proceedings, General Cable will be required to pay a larger portion of the costs incurred in connection with these cases. During 2006, the Company reached an approximately $3.0 million settlement in cash for the resolution of one of these insurers’ obligations that effectively exhausted the limits of the insurance company’s policies that were included in the 1994 settlement agreement.
Based on (1) the terms of the insurance settlement agreement; (2) the relative costs and expenses incurred in the disposition of past asbestos cases; (3) reserves established on our books which are believed to be reasonable; and (4) defenses available to us in the litigation, the Company believes that the resolution of the present asbestos litigation will not have a material adverse effect on the Company’s financial results, cash flows or financial position. However, since the outcome of litigation is inherently uncertain, the Company cannot give absolute assurance regarding the future resolution of the asbestos litigation. Liabilities incurred in connection with asbestos litigation are not covered by the American Premier indemnification.
General Cable is also involved in various routine legal proceedings and administrative actions. In the opinion of the Company’s management, these proceedings and actions should not, individually or in the aggregate, have a material adverse effect on its results of operations, cash flows or financial position.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of 2006.
PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
General Cable’s common stock is listed on the New York Stock Exchange under the symbol “BGC”. As of February 20, 2007, there were approximately 2,116 holders of the Company’s common stock. The following table sets forth the high and low daily sales prices for the Company’s common stock as reported on the New York Stock Exchange during the years ended December 31:

	2006		2005
	High	Low	High	Low
First Quarter	$30.99	$19.58	$13.86	$11.10
Second Quarter	38.15	26.10	15.10	11.41
Third Quarter	39.85	28.87	17.25	14.20
Fourth Quarter	45.41	37.04	20.84	14.66
Dividends
The Company currently does not pay dividends on its common stock. The future payment of dividends on common stock is subject to the discretion of General Cable’s Board of Directors, restrictions under the Series A preferred stock, restrictions under the Company’s current Amended Credit Facility, 9.5% Senior Notes and 0.875% Convertible Notes and the requirements of Delaware General Corporation Law, and will depend upon general business conditions, financial performance and other factors the Company’s Board of Directors may consider relevant. General Cable does not expect to pay cash dividends on common stock in the foreseeable future.
Securities Authorized for Issuance under Equity Compensation Plans
Information related to the Company’s securities authorized for issuance under equity compensation plans, including the tabular disclosure, is presented in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Performance Graph
The graph below compares the annual percentage change in cumulative total shareholder return on General Cable stock in relation to cumulative total return of the Standard & Poor’s 500 Stock Index, and a peer group of companies (“2006 Peer

Group”). The data shown are for the period beginning May 16, 1997, the date that General Cable (“BGC”) common stock began trading on the NYSE, through December 31, 2006.
Cumulative Return Comparison: General Cable
Common Stock, 2006 Peer Group and S&P 500 Index (1)

	May	Dec.	Dec.	Dec.	Dec.	Dec.	Dec.	Dec.	Dec.	Dec.	Dec.
	1997	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
General Cable	100	167	143	53	32	97	29	62	105	149	331
2006 Peer Group	100	124	95	160	133	112	52	95	107	118	236
S&P 500	100	117	148	177	159	138	106	134	146	150	171

(1)	Assumes the value of the investment in General Cable common stock and each index was 100 on May 16, 1997. The 2006 Peer Group consists of Belden CDT Inc. (NYSE: BDC), CommScope, Inc. (NYSE: CTV), Draka Holding, N.V. (Euronext Amsterdam Stock Exchange) and Nexans (Paris Stock Exchange). The 2006 Peer Group consists of the same companies as in 2005. Returns in the 2006 Peer Group are weighted by capitalization.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
The Company issued 2,070,000 shares of General Cable 5.75% Series A Redeemable Convertible Preferred Stock (“Series A preferred stock”) on November 24, 2003, 101,949 shares of which are outstanding under the original terms of the Series A preferred stock issuance as of December 31, 2006. The Company paid fees and expenses of $4.2 million related to this transaction, which included an underwriting discount of $3.4 million. The Series A preferred stock was offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act. The Series A preferred stock has a liquidation preference of $50.00 per share. Dividends accrue on the Series A preferred stock at the rate of 5.75% per annum and are payable quarterly in arrears. Dividends are payable in cash, shares of General Cable common stock or a combination thereof. Holders of the Series A preferred stock are entitled to convert any or all of their shares of Series A preferred stock into shares of General Cable common stock, at an initial conversion price of $10.004 per share. The conversion price is subject to adjustments under certain circumstances. General Cable is obligated to redeem all outstanding shares of Series A preferred stock on November 24, 2013 at par. The Company may, at its option, elect to pay the redemption price in cash or in shares of General Cable common stock with an equivalent fair value, or any combination thereof. The Company has the option to redeem some or all of the outstanding shares of Series A preferred stock in cash beginning on the fifth anniversary of the issue date. The redemption premium will initially equal one-half the dividend rate on the Series A preferred stock and decline ratably to par on the date of mandatory redemption. In the event of a change in control, the Company has the right to either redeem the Series A preferred stock for cash or to convert the Series A preferred stock to common stock.
On November 9, 2005, the Company commenced an offer (“the inducement offer”) to pay a cash premium to holders of its Series A preferred stock who elected to convert their Series A preferred stock into shares of General Cable common stock. The inducement offer expired on December 9, 2005 and a total of 1,939,991 shares, or 93.72%, of the Company’s outstanding shares of Series A preferred stock were surrendered and converted by General Cable as part of the inducement offer. The former holders of the Series A preferred stock received, in the aggregate, the following:

•	9,696,075 shares of General Cable common stock;

•	A cash premium of approximately $15.3 million ($7.88 per share); and

•	Approximately $0.3 million of accrued and unpaid dividends on the Series A preferred stock from November 24, 2005 to December 13, 2005, the date immediately preceding the inducement offer’s settlement date of December 14, 2005.
The $16.6 million cash dividend, which included approximately $1.0 million in costs related to the inducement offer, was recorded in the fourth quarter of 2005 and represented the difference between the fair value of all securities and other consideration transferred in the transaction by the Company to the preferred shareholders and the fair value of securities issuable pursuant to the original conversion terms of the Series A preferred stock less the costs related to the inducement offer.
On November 9, 2006, the Company entered into a Purchase Agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC and other underwriters (collectively, the “Underwriters”) for the issuance and sale by the Company of $315.0 million in aggregate principal amount of the Company’s 0.875% Senior Convertible Notes due 2013 (the “0.875% Convertible Notes”), pursuant to the Company’s effective Registration Statement on Form S-3. On November 10, 2006, the Underwriters exercised an over-allotment option and purchased an additional $40.0 million in aggregate principal amount of the 0.875% Convertible Notes. On November 15, 2006, $355.0 million in aggregate principal amount of the 7-year 0.875% Convertible Notes with a maturity date of November 15, 2013 were sold to the Underwriters at a price of $1,000 per note, less an underwriting discount of $22.50 per note. The 0.875% Convertible Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company’s wholly-owned U.S. subsidiaries. The 0.875% Convertible Notes are convertible at the option of the holder into the Company’s common stock at an initial conversion price of $50.36 per share (approximating 19.856 shares per $1,000 principal amount of the 0.875% Convertible Notes), upon the occurrence of certain events.
Concurrent with the sale of the 0.875% Convertible Notes, the Company purchased note hedges from Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse International, and Wachovia Bank, National Association (“the counterparties”), which are designed to mitigate potential dilution from the conversion of the 0.875% Convertible Notes in the event that the market value per share of the Company’s common stock at the time of exercise is greater than approximately $50.36.
In addition, the Company issued warrants to the counterparties that could require the Company to issue up to approximately 7,048,880 shares of the Company’s common stock in equal installments on each of the fifteen consecutive business days beginning on and including February 13, 2014 (European style). The strike price is $76.00 per share, which represents a 92.4% premium over the closing price of the Company’s shares of common stock on November 9, 2006. The warrants are expected to provide the Company with some protection against increases in the common stock price over the conversion price per share.
The note hedges and warrants are separate and legally distinct instruments that bind the Company and the counterparties and have no binding effect on the holders of the 0.875% Convertible Notes. In addition, pursuant to EITF 00-19 and EITF 01-6, the note hedges and warrants are accounted for as equity transactions. Therefore, the payment associated with the issuance of the note hedges and the proceeds received from the issuance of the warrants were recorded as a charge and an increase, respectively, in additional paid-in capital in shareholders’ equity as separate equity transactions.
Proceeds from the offering were used to pay down $87.8 million, including accrued interest, outstanding under the Company’s Amended Credit Facility, to pay $124.5 million for the cost of the note hedges, and to pay approximately $9.4 million in debt issuance costs that are being amortized to interest expense over the term of the 0.875% Convertible Notes. Additionally, the Company received $80.4 million in proceeds from the issuance of the warrants. As of the conclusion of these transactions, the net effect of the receipt of the funds from the 0.875% Convertible Notes and the payments and proceeds mentioned above was an increase in cash of approximately $213.7 million, which will be used by the Company for general corporate purposes including acquisitions. See Item 7 for a full discussion of the features of the 0.875% Convertible Notes, the note hedges and warrants.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Company currently has no share repurchase program approved by the Board of Directors, and therefore, repurchased no shares under such a program during the fourth quarter of 2006. However, employees of the Company do have the right to surrender to the Company shares in payment of minimum tax obligations upon the vesting of grants of common stock under the Company’s equity compensation plans. No shares were surrendered during the fourth quarter of 2006. For the year ended December 31, 2006, 30,280 total shares were surrendered to the Company by employees in payment of minimum tax obligations upon the vesting of nonvested stock under the Company’s equity compensation plans, and the average price paid per share was $26.13.
ITEM 6. SELECTED FINANCIAL DATA
The selected financial data for the last five years were derived from audited consolidated financial statements. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto, especially as the information pertains to 2004, 2005 and 2006 activity.
During the fourth quarter of 2003, General Cable completed a comprehensive refinancing of its then existing bank debt. The refinancing included a new senior secured revolving credit facility, which is now, as amended, referred to as the Amended Credit Facility, the private placement of seven-year 9.5% Senior Notes, the private placement of Series A preferred stock and a public offering of common stock. The net proceeds were used to repay all amounts outstanding under the Company’s former senior secured revolving credit facility, senior secured term loans and accounts receivable asset-backed securitization facility and to pay fees and expenses. The results of these transactions are included in the financial data presented below.
Also during 2003, the Company announced the closure, which actually occurred in 2004, of two North American Electrical Infrastructure manufacturing plants in Massachusetts and recognized certain charges due to the announced closures. The Company also recognized charges resulting from headcount reductions within the Company’s European operations. The results of operations of these plants and the results of these transactions, including the costs related to close the facilities are included in the financial data presented below.
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
Also during 2002, Networking and Telecommunications manufacturing plants located in Sanger, California and Monticello, Illinois, respectively, were closed. The results of operations of these plants as well as the costs related to close the facilities are included in the financial data presented below.

	Year Ended December 31,
	2006(1)	2005(2)	2004	2003	2002
	(in millions, except metal price and share data)
Net sales	$3,665.1	$2,380.8	$1,970.7	$1,538.4	$1,453.9
Gross profit	471.0	270.7	214.7	173.4	166.6
Operating income	235.9	98.5	56.5	45.7	15.7
Other income (expense)	(0.1)	(0.5)	(1.2)	1.5	—
Interest expense, net	(35.6)	(37.0)	(35.9)	(43.1)	(42.6)
Other financial costs	—	—	—	(6.0)	(1.1)
Income (loss) from continuing operations before income taxes	200.2	61.0	19.4	(1.9)	(28.0)
Income tax benefit (provision)	(64.9)	(21.8)	18.1	(2.9)	9.9
Income (loss) from continuing operations	135.3	39.2	37.5	(4.8)	(18.1)
Gain (loss) on disposal of discontinued operations	—	—	0.4	—	(5.9)
Net income (loss)	135.3	39.2	37.9	(4.8)	(24.0)
Less: preferred stock dividends	(0.3)	(22.0)	(6.0)	(0.6)	—
Net income (loss) applicable to common shareholders	$135.0	$17.2	$31.9	$(5.4)	$(24.0)
Earnings (loss) of continuing operations per common share-basic	$2.70	$0.42	$0.81	$(0.16)	$(0.55)
Earnings (loss) of continuing operations per common share-assuming dilution	$2.60	$0.41	$0.75	$(0.16)	$(0.55)
Earnings (loss) of discontinued operations per common share-basic	$—	$—	$0.01	—	$(0.18)
Earnings (loss) of discontinued operations per common share-assuming dilution	$—	$—	$0.01	—	$(0.18)
Earnings (loss) per common share-basic	$2.70	$0.42	$0.82	$(0.16)	$(0.73)
Earnings (loss) per common share-assuming dilution	$2.60	$0.41	$0.75	$(0.16)	$(0.73)
Weighted average shares outstanding-basic	50.0	41.1	39.0	33.6	33.0
Weighted average shares outstanding-assuming dilution	52.0	41.9	50.3	33.6	33.0

Other Data:
Depreciation and amortization	$50.9	$51.0	$35.4	$33.4	$30.6
Capital expenditures	$71.1	$42.6	$37.0	$19.1	$31.4
Average daily COMEX price per pound of copper cathode	$3.09	$1.68	$1.29	$0.81	$0.72
Average daily price per pound of aluminum rod	$1.22	$0.92	$0.85	$0.69	$0.65

	December 31,
	2006	2005(1)	2004	2003	2002
Balance Sheet Data:
Working capital(3)	$739.1	$378.6	$298.0	$236.6	$150.8
Total assets	2,218.7	1,523.2	1,239.3	1,049.5	973.3
Total debt(4)	740.6	451.6	374.9	340.4	451.9
Dividends to common shareholders	—	—	—	—	5.0
Shareholders’ equity	434.4	293.3	301.4	240.1	60.9

(1)	This period includes the effects of the adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), Share-Based Payment, and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).

(2)	This period includes the preliminary opening balance sheet figures for Silec and GC Automotriz as of December 31, 2005. Due to the purchase dates, the effects of the acquisitions on the statements of operations’ data were not material.

(3)	Working capital means current assets less current liabilities.

(4)	Excludes off-balance sheet borrowings of $48.5 million at December 31, 2002.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand General Cable Corporation’s financial position, changes in financial condition, and results of operations. MD&A is provided as a supplement to the Company’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements (“Notes”) and should be read in conjunction with these Consolidated Financial Statements and Notes.
Overview
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
North American Electric Utility cable products include low-, medium- and high-voltage power distribution and power transmission products and installation for overhead and buried applications. International Electric Utility cable products include low-, medium-, high- and extra-high-voltage power distribution and power transmission products and installation for overhead and buried applications. North American Portable Power and Control cable products include electronic signal, control, sound and security cables, and flexible cords used for temporary power, OEM applications and maintenance and repair. North American Electrical Infrastructure cable products include low- and medium-voltage industrial instrumentation, power and control cables used for power generation, refining and petrochemical applications, natural gas production, factory automation, and non-residential industrial construction. International Electrical Infrastructure cable products include maintenance cords and cables, flexible construction cables, and industrial instrumentation, power and control cables used for power generation, mining, refining and petrochemical applications, natural gas production, factory automation and non-residential industrial and residential construction. Transportation and Industrial Harnesses cable products include automotive wire and cable and application-specific wire harnesses and assemblies. Telecommunications wire and cable products include low-voltage outside plant wire and cable products for aerial, buried and duct applications. Networking cable products include low-voltage network, fiber optic and other information technology cables.
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
General Cable analyzes its worldwide operations in two geographic groups: 1) North America and 2) International. The following table sets forth net sales and operating income by geographic group for the periods presented, in millions of dollars:

	Year Ended December 31,
	2006		2005		2004
	Amount	%	Amount	%	Amount	%
Net sales:
North America	$2,058.6	56%	$1,573.2	66%	$1,300.6	66%
International	1,606.5	44%	807.6	34%	670.1	34%

Total net sales	$3,665.1	100%	$2,380.8	100%	$1,970.7	100%

Operating income (loss):
North America	$128.9	55%	$54.0	46%	$17.1	25%
International	107.0	45%	63.1	54%	52.3	75%

Subtotal	235.9	100%	117.1	100%	69.4	100%

Corporate charges(1)	—		(18.6)		(12.9)

Total operating income	$235.9		$98.5		$56.5

(1)	Represent non-recurring charges only.

General Cable’s reported net sales are directly influenced by the price of copper, and to a lesser extent, aluminum. The price of copper and aluminum has historically been subject to considerable volatility and has, during the last year, been subject to an unprecedented level of volatility. The daily selling price of copper cathode on the COMEX averaged $3.09 per pound in 2006, $1.68 per pound in 2005 and $1.29 per pound in 2004 and the daily price of aluminum rod averaged $1.22 per pound in 2006, $0.92 per pound in 2005 and $0.85 per pound in 2004. These copper and aluminum price increases are representative of both the North American and International markets.
General Cable generally passes changes in copper and aluminum prices along to its customers, although there are timing delays of varying lengths depending upon the volatility of metals prices, the type of product, competitive conditions and particular customer arrangements. A significant portion of the Company’s electric utility and telecommunications business and, to a lesser extent, the Company’s electrical infrastructure business has metal escalators written into customer contracts under a variety of price setting and recovery formulas. The remainder of the Company’s business requires that volatility in the cost of metals be recovered through negotiated price changes with customers. In these instances, the ability to change the Company’s selling prices may lag the movement in metal prices by a period of time as the customer price changes are implemented. As a result of this and a number of other practices intended to match copper and aluminum purchases with sales, profitability over time has historically not been significantly affected by changes in copper and aluminum prices, although 2003 and 2004 profitability was adversely impacted by rapid increases in raw material costs, including the cost of copper and aluminum. General Cable does not engage in speculative metals trading.
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
Current Business Environment
The wire and cable industry is competitive, mature and cost driven. In many business segments, there is little differentiation among industry participants from a manufacturing or technology standpoint. During 2004 and 2005, and continuing through 2006, the Company’s end markets have continued to demonstrate recovery from the low points of demand experienced in 2003. In the past several years, there has been significant merger and acquisition activity which, the Company believes, has led to a reduction in inefficient, high cost capacity in the industry.
In the North American Electric Utility segment, the 2003 power outages in the U.S. and Canada and recently published studies by the North American Electric Reliability Council emphasized the need to upgrade the power transmission infrastructure used by electric utilities, which has caused an increase in demand for the Company’s North American Electric Utility products. In addition, tax legislation was passed in the United States in 2004 which included the renewal of tax credits for producing power from wind. This has caused an increase in demand for the Company’s products as the Company is a significant manufacturer of wire and cable used in wind farms. The passage of energy legislation in the United States in 2005 that was aimed at improving the transmission grid infrastructure and the reliability of power availability has increased demand for the Company’s transmission and distribution cables. An increase in the volume of North American Electric Utility segment sales in combination with increased selling prices occurred in 2006, leading to improvements in North American Electric Utility segment operating margins. Specifically, demand for bare aluminum transmission cable increased strongly during 2006.
In the International Electric Utility segment, the 2003 power outages in Europe emphasized the need to upgrade the power transmission infrastructure used by electric utilities, which has caused an increase in demand for the Company’s products. This segment continues to benefit from the trend in Europe to install power cables underground, which requires more highly engineered cables. Increased demand and selling prices for low-voltage and high-voltage cables, both in the Spanish domestic and export markets, have been experienced recently. In addition, the Company’s acquisition of Silec and August 2006 acquisition of ECN Cable will contribute to the growth of the Company’s International Electric Utility segment in

Europe by expanding the Company’s overhead and underground high-voltage and extra-high-voltage product offerings while strengthening the Company’s material science, power connectivity and systems integration expertise.
In the North American Portable Power and Control segment, the Company saw strong demand throughout 2005 and most of 2006 as a direct result of long-term trends such as the strong turnaround in commercial construction, industrial sector maintenance spending in North America and as a result of short-term events such as the rebuilding efforts linked to damage caused by Hurricanes Katrina and Rita in 2005. In addition, an improved pricing environment continues to offset the historically high raw material costs experienced during 2005 and 2006.
In the North American Electrical Infrastructure segment, sales in North America have been heavily influenced by the level of industrial construction spending. As a result of a strong turnaround in industrial construction spending, the Company experienced much higher demand for this segment’s products throughout 2005 and 2006. The North American Electrical Infrastructure segment also experienced high demand for products used in the mining, oil, gas, and petrochemical markets, and the Company expects strong demand to continue for these products into 2007 partly as a result of high oil prices, which influence drilling and coal mining activity and investment in alternatives to oil. In addition, an improved pricing environment continues to offset the historically high raw material costs experienced during 2005 and 2006.
In the International Electrical Infrastructure segment, sales in Europe and Asia-Pacific have been heavily influenced by the level of residential, non-residential and industrial construction spending. As a result of continuing strength in residential and non-residential construction spending in these regions, particularly in Spain, the Company experienced increased demand for this segment’s products throughout 2005 and 2006, including demand for construction cables that meet low-smoke, zero-halogen requirements in Europe. However, residential construction spending in Europe, and particularly in the Spanish domestic market, began to weaken in the later months of 2006 and is expected to return to more historical levels in 2007.
In the Transportation and Industrial Harnesses segment, sales of the segment’s automotive products are heavily influenced by the general overall health of the economy, set complexity and ignition set design trends. Sales are often stronger during slower economic times since aftermarket ignition wire sets are used to maintain and lengthen the life of automobiles. In 2006, the Company experienced relatively flat sales demand for its ignition wire sets because of increased competition among retailers in the automotive aftermarket.
In the Telecommunications segment, over the last several years, demand for outside plant telecommunications cables has experienced a significant decline from historical levels. Overall demand for Telecommunications products from the Company’s traditional Regional Bell Operating Company (RBOC) customers in North America has mostly declined over the last several quarters. Recent RBOC merger activity, allocation of capital to fiber-to-the-home initiatives, and budgetary constraints caused partially by higher copper costs have reduced both RBOC and distributor purchasing volume in this segment. The Company partially offset the impact of long term declining demand with the 2005 closure of its Bonham, Texas facility which is allowing the Company to better utilize its manufacturing assets. The Company anticipates, based on recent public announcements, further deployment of fiber optic products into the telephone network. Increased spending by the telephone companies on fiber deployment negatively impacts their purchases of the Company’s copper based telecommunications cable products. The negative impact on the purchase of copper based products may be somewhat mitigated in that the Company believes it will benefit from the further investment in fiber broadband networks as some of its customers will most likely need to upgrade a portion of their copper network to support the fiber network.
In the Networking segment, during the early part of this decade, sales of Networking cable products decreased, primarily as a result of a weak market for switching/local area networking cables. However, in the last few years, sales volume has shown improvement and the Company has benefited from the 2005 integration of its Dayville, Connecticut facility into the Franklin, Massachusetts facility acquired in March 2005, which is allowing the Company to better utilize its Networking manufacturing assets. During 2006, the Company saw significant improvements in market prices that more than offset a slight weakening in distributor demand.
In addition to the operating trends discussed in the previous paragraphs, the Company anticipates that the following trends may affect the earnings of the Company during 2007. The impact of continued high raw materials costs, including metals and insulating materials, and freight and energy costs has increased the Company’s working capital requirements. Copper prices climbed modestly during the first quarter of 2006, increased at an unprecedented pace in the second quarter of 2006, and have moved slowly downward from all-time highs during the latter months of 2006. However, as of the first quarter of 2007, copper prices were still high compared to historical levels. The Company expects both copper and aluminum supplies to continue to be tight globally mainly due to increased demand from emerging economies such as China and India and due to refining industry issues, although the settlement of several major copper mine labor disputes in recent weeks has helped to mitigate the risk of supply problems in 2007. In addition, due to the possibility of a continued rise in interest rates in Europe because of inflation concerns, the Company’s interest expense on its floating rate debt in Europe may increase during 2007. This impact is expected to be mitigated by borrowings in the United States where the interest rate is fixed. In the fourth quarter of 2006, the Company issued $355.0 million of Convertible Notes with a 0.875% fixed interest rate and used the proceeds to pay down its floating rate, LIBOR-based Amended Credit Facility and investing the excess cash. The Company also has $285.0 million of 9.5% Senior Notes outstanding in the United States with a fixed interest rate of 9.5% on $135.0 million of the 9.5% Senior Notes and 7.5% on the remaining balance via a U.S. dollar to Euro cross currency and interest rate swap.
General Cable believes its investment in Lean Six Sigma (“Lean”) training, coupled with effectively utilized manufacturing assets, provides a cost advantage compared to many of its competitors and generates cost savings which help offset high raw material prices and other high general economic costs over time. In addition, General Cable’s customer and supplier integration capabilities, one-stop selling and geographic and product balance are sources of competitive advantage. As a result, the Company believes it is well positioned, relative to many of its competitors, in the current business environment.
As part of General Cable’s ongoing efforts to reduce total operating costs, the Company continuously evaluates its ability to more efficiently utilize existing manufacturing capacity. Such evaluation includes the costs associated with and benefits to be derived from the combination of existing manufacturing assets into fewer plant locations and the possible outsourcing of certain manufacturing processes. During 2004, the Company completed the closure of certain of its North American Electrical Infrastructure manufacturing plants which resulted in a $7.4 million charge in 2004 (of which approximately $4.7 million were cash payments). During 2004, the Company also closed its rod mill operation and sold certain equipment utilized in that operation which resulted in a net gain of $0.3 million. During 2005, the Company closed certain of its Telecommunications and Networking manufacturing plants which resulted in an $18.6 million charge in 2005 (of which approximately $7.5 million were cash payments), which included a $(0.5) million gain from the sale of a previously closed manufacturing plant. During 2006, due to high utilization rates and strong economic conditions, no facility closures occurred.
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
On August 31, 2006, the Company completed the acquisition of E.C.N. Cable Group, S.L. (“ECN Cable”) for a final purchase price of $13.2 million in cash and the assumption of $38.6 million in ECN Cable debt (at prevailing exchange rates during the period), including fees and expenses and net of cash acquired. ECN Cable is based in Bilbao, Spain and employs approximately 200 associates. In 2005, the last full year prior to acquisition, ECN Cable reported global sales of approximately $71.5 million (based on 2005 average exchange rates) mostly on sales of aluminum aerial high-voltage and extra-high-voltage cables, low- and medium-voltage insulated power cables and bimetallic products used in electric transmission and communications. Pro forma results of the ECN Cable acquisition are not material.
On December 30, 2005, the Company completed the acquisition of the Mexican ignition wire set business of Beru AG, a worldwide leading manufacturer of diesel cold start systems. The acquired business is now known under the name General Cable Automotriz, S.A. de C.V. (“GC Automotriz”). GC Automotriz is based in Cuernavaca, Mexico and employs approximately 100 associates with one hundred thousand square feet of manufacturing space. GC Automotriz operates an automotive aftermarket assembly and distribution operation with annual revenues, prior to acquisition, of approximately $7 million per year. The pro forma effects of the acquisition were not material.
On December 22, 2005, the Company completed its purchase of the shares of the wire and cable manufacturing business of SAFRAN SA, a diverse, global high technology company. The acquired business is known under the name Silec Cable, S.A.S. (“Silec”) and is based in Montereau, France. In 2005, prior to the acquisition date, Silec reported global sales of approximately $282.7 million (based on 2005 average exchange rates) of which about 52% were linked to electric utility and electrical infrastructure. The original consideration paid for the acquisition was approximately $82.8 million (at prevailing exchange rates during that period) including fees and expenses and net of cash acquired at closing. In accordance with the terms of the definitive share purchase agreement, the Company withheld approximately 15% of the purchase price at closing until the parties agreed on the final closing balance sheet. During the second quarter of 2006, the Company agreed on the closing balance sheet and resolved other claims with SAFRAN SA, and therefore, the Company paid additional consideration of approximately $13.7 million (at prevailing exchange rates during the period) including fees and expenses in final settlement of the acquisition price. The Company acquired Silec primarily as the latest step in the positioning of the

Company as a global leader in cabling systems for the energy exploration, production, transmission and distribution markets. A final purchase price allocation, pro forma financial information and other relevant information related to this acquisition are set forth in Note 3 in the Notes to Consolidated Financial Statements.
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
During the second quarter of 2002, General Cable formed a joint venture company to manufacture and market fiber optic cables. In January 2004, the Company reduced its ownership percentage in the joint venture from 49% to 40% and as a result the deferred gain was reduced to $4.8 million from $5.6 million. Beginning in the first quarter of 2004 the Company consolidated the joint venture company as a result of the adoption of FASB Interpretation (FIN) No. 46, as revised, “Consolidation of Variable Interest Entities.” For 2004, the joint venture had sales of $21.4 million, an operating loss of $(4.0) million and a net loss of $(4.1) million. Prior to the first quarter of 2004, the joint venture company was accounted for under the equity method of accounting.
During the fourth quarter of 2004, the Company exchanged the note receivable from the former joint venture partner for the partner’s ownership interest in the joint venture company. The ownership interest acquired was recorded at fair value which was $2.4 million less than the carrying value of the note receivable, net of the deferred gain, which resulted in a $2.4 million charge, which was reported in selling, general and administrative expense in the Statement of Operations. As a result of this transaction, General Cable owned 100% of the fiber optic joint venture company at December 31, 2004, which during 2005 was merged into its principal U.S. operating subsidiary. The pro forma effects of this transaction were not material.
The results of operations of the acquired businesses discussed above have been included in the consolidated financial statements since the respective dates of acquisition.
Critical Accounting Policies and Estimates
The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. A summary of significant accounting policies is provided in Note 2 to the Consolidated Financial Statements. The application of these policies requires management to make estimates and judgments that affect the amounts reflected in the financial statements. Management bases its estimates and judgments on historical experience, information that is available to management about current events and actions the Company may take in the future and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The most critical judgments impacting the financial statements include those policies described below. In addition, significant estimates and judgments are also involved in the valuation allowances for sales incentives and accounts receivable; legal, environmental, asbestos and customer reel deposit liabilities; assets and obligations related to other postretirement benefits; and self-insured workers’ compensation and health insurance reserves. Management believes these judgments have been materially accurate in the past and the basis for these judgments should not change significantly in the future. Management periodically evaluates and updates the estimates used in the application of its accounting policies, adjusts amounts in the financial statements as necessary and has discussed the development, selection and disclosure of these estimates with the Audit Committee of the Company’s Board of Directors.
Inventory Costing and Valuation
General Cable utilizes the LIFO method of inventory accounting for its metals inventory. The Company’s use of the LIFO method results in its statement of operations reflecting the current costs of metals, while metals inventories in the balance sheet are valued at historical costs as the LIFO layers were created. As a result of volatile copper prices, the replacement cost of the Company’s copper inventory exceeded the historic LIFO cost by approximately $167 million at December 31, 2006 and by approximately $107 million at December 31, 2005. If LIFO inventory quantities are reduced in a period when replacement costs exceed the LIFO value of the inventory, the Company would experience an increase in reported earnings. Conversely, if LIFO inventory quantities are reduced in a period when replacement costs are lower than the LIFO value of the inventory, the Company would experience a decline in reported earnings. If the Company were not able to recover the

LIFO value of its inventory in some future period when replacement costs were lower than the LIFO value of the inventory, the Company would be required to take a charge to recognize in its statement of operations an adjustment of LIFO inventory to market value. During 2005, the Company reduced its copper inventory quantities in North America resulting in a $1.1 million LIFO gain since LIFO inventory quantities were reduced in a period when replacement costs were higher than the LIFO value of the inventory.
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
Pension Accounting
General Cable provides retirement benefits through contributory and noncontributory qualified and non-qualified defined benefit pension plans covering eligible domestic and international employees as well as through defined contribution plans and other postretirement benefits. Benefits under General Cable’s qualified U.S. defined benefit pension plan generally are based on years of service multiplied by a specific fixed dollar amount, and benefits under the Company’s qualified non-U.S. defined benefit pension plans generally are based on years of service and a variety of other factors that can include a specific fixed dollar amount or a percentage of either current salary or average salary over a specific period of time. The amounts funded for any plan year for the qualified U.S. defined benefit pension plan are neither less than the minimum required under federal law nor more than the maximum amount deductible for federal income tax purposes. General Cable’s non-qualified unfunded U.S. defined benefit pension plans include a plan that provides defined benefits to select senior management employees beyond those benefits provided by other programs. The Company’s non-qualified unfunded non-U.S. defined benefit pension plans include plans that provide retirement indemnities to employees within the Company’s European business. Pension obligations for the majority of non-qualified unfunded defined benefit pension plans are provided for by book reserves and are based on local practices and regulations of the respective countries. General Cable makes cash contributions for the costs of the non-qualified unfunded defined benefit pension plans as the benefits are paid.
Benefit costs for the defined benefit pension plans sponsored by General Cable are determined based principally upon certain actuarial assumptions, including the discount rate and the expected long-term rate of return on assets. The weighted-average discount rate used to determine the net pension cost for 2006 was 5.75% for the U.S. defined benefit pension plans. The weighted-average discount rate as of December 31, 2006 that was used to determine benefit obligations was 6.00% for the U.S. defined benefit pension plans, and was determined based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency which are expected to be available during the period to maturity of the projected pension benefit obligations and based on information received from actuaries. The weighted-average discount rate used to determine the net pension cost for 2006 was 4.72% for the non-U.S. defined benefit pension plans. Non-U.S. defined benefit pension plans followed a similar evaluation process based on financial markets in those countries where General Cable provides a defined benefit pension plan, and the weighted-average discount rate used to determine benefit obligations for General Cable’s non-U.S. defined benefit pension plans was 5.16% as of December 31, 2006. General Cable’s expense under both U.S. and non-U.S. defined benefit pension plans is determined using the discount rate as of the beginning of the fiscal year, so 2007 expense for the defined benefit pension plans will be based on the weighted-average discount rate of 6.00% for U.S. plans and 5.16% for non-U.S. plans.
The weighted-average long-term expected rate of return on assets is assumed to be 8.14% for 2007, reflecting an 8.50% weighted-average rate for the U.S. plans. The weighted-average long-term expected rate of return on assets is based on input from actuaries, including their review of historical 10-year, 20-year, and 25-year rates of inflation and real rates of return on various broad equity and bond indices in conjunction with the diversification of the asset portfolio. The expected long-term rate of return on assets for the qualified U.S. defined benefit pension plan is based on an asset allocation assumption of 65% allocated to equity investments, with an expected real rate of return of 7%, and 35% to fixed-income investments, with an expected real rate of return of 3%, and an assumed long-term rate of inflation of 3%. The actual asset allocations were 64% of equity investments and 36% of fixed-income investments at December 31, 2006 and 65% of equity investments and 35% of fixed-income investments at December 31, 2005. The expected long-term rate of return on assets for qualified non-U.S. defined benefit plans is based on a weighted-average asset allocation assumption of 55% allocated to equity investments, 42% to fixed-income investments and 3% to other investments. The actual weighted-average asset allocations were 56% of equity investments, 40% of fixed-income investments and 4% of other investments at December 31, 2006 and 57% of equity investments, 38% of fixed-income investments and 5% of other investments at December 31, 2005. Management believes that long-term asset allocations on average and by location will approximate the Company’s assumptions and that the long-term rate of return used by each country that is included in the weighted-average long-term expected rate of return on assets is a reasonable assumption.

The determination of pension expense for the qualified defined benefit pension plans is based on the fair market value of assets as of the measurement date. Investment gains and losses are recognized in the measurement of assets immediately. Such gains and losses will be amortized and recognized as part of the annual benefit cost to the extent that unrecognized net gains and losses from all sources exceed 10% of the greater of the projected benefit obligation or the market value of assets.
General Cable evaluates its actuarial assumptions at least annually, and adjusts them as necessary. The Company uses a measurement date of December 31 for all of its defined benefit pension plans. In 2006, pension expense for the Company’s defined benefit pension plans was $6.3 million. Based on a weighted-average expected rate of return on plan assets of 8.14%, a weighted-average discount rate of 5.83% and various other assumptions, the Company estimates its 2007 pension expense for its defined benefit pension plans will decrease approximately $1.4 million from 2006, primarily due to benefit increases in 2007. A 1% decrease in the assumed discount rate would increase pension expense by approximately $1.7 million. Future pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the populations participating in the plans. In the event that actual results differ from the actuarial assumptions, the funded status of the defined benefit pension plans may change and any such change could result in a charge or credit to equity and an increase or decrease in future pension expense and cash contributions.
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
The Company records a valuation allowance to reduce deferred tax assets to the amount that it believes is more likely than not to be realized. The valuation of the deferred tax asset is dependent on, among other things, the ability of the Company to generate a sufficient level of future taxable income. In estimating future taxable income, the Company has considered both positive and negative evidence, such as historical and forecasted results of operations, including prior losses, and has considered the implementation of prudent and feasible tax planning strategies. At December 31, 2006, the Company had recorded a net deferred tax asset of $119.4 million ($103.8 million current and $15.6 million long term). Approximately $5.7 million of this deferred tax asset relates to U.S. tax loss carryforwards that must be utilized prior to expiration in the period 2007-2009. This finite life has also been considered by the Company in the valuation of the asset. The Company has and will continue to review on a quarterly basis its assumptions and tax planning strategies, and, if the amount of the estimated realizable net deferred tax asset is less than the amount currently on the balance sheet, the Company would reduce its deferred tax asset, recognizing a non-cash charge against reported earnings. In 2006, the Company determined that the recently improved performance of the U.S. business, along with the expectation of future U.S. income, constituted sufficient positive evidence to recognize a portion of its state deferred tax asset. Accordingly, the Company recognized an income tax benefit of approximately $5.8 million for the release of a portion of its state deferred tax valuation allowance. The Company also released the full $0.5 million valuation allowance recorded against the deferred tax assets of its Brazilian subsidiary as it was determined to be more likely than not that the Brazilian deferred tax assets would be utilized based upon recent profitability and expected future income levels.
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
Revenue Recognition
The majority of the Company’s revenue is recognized when goods are shipped to the customer, title and risk of loss are transferred, pricing is fixed and determinable and collectibility is reasonably assured. Most revenue transactions represent sales of inventory. A provision for payment discounts, product returns and customer rebates is estimated based upon historical experience and other relevant factors and is recorded within the same period that the revenue is recognized. The Company has a small amount of long-term product contract revenue that is recognized based on the percentage-of-

completion method generally based on the cost-to-cost method if (i) there are reasonably reliable estimates of total revenue, total cost, and the progress toward completion; (ii) there is an enforceable agreement between parties who can fulfill their obligations; and (iii) the contracts are long-term in nature. The Company reviews contract price and cost estimates periodically as the work progresses and reflects adjustments proportionate to the percentage-of-completion in income in the period when those estimates are revised. For these contracts, if a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined. The Company also has a few revenue arrangements with multiple deliverables. Based on the guidance in EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” the multiple deliverables in these revenue arrangements are divided into separate units of accounting because (i) the delivered item(s) have value to the customer on a standalone basis; (ii) there is objective and reliable evidence of the fair value of the undelivered items(s); and (iii) to the extent that a right of return exists relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. Revenue arrangements of this type are generally contracts where the Company is hired to both produce and install a certain product. In these arrangements, the majority of the customer acceptance provisions do not require complete product delivery and installation for the amount related to the production of the item(s) to be recognized as revenue, but the requirement of successful installation does exist for the amount related to the installation to be recognized as revenue. Therefore, based on these facts and other considerations such as the short-term nature of the contracts and the existence of a separate service component for installation, revenue is recognized for the product upon delivery to the customer but revenue recognition on installation is deferred until installation is complete (the “completed-contract method”).
Business Combination Accounting
Acquisitions entered into by the Company are accounted for using the purchase method of accounting. The purchase method requires management to make significant estimates. Management must determine the cost of the acquired entity based on the fair value of the consideration paid or the fair value of the net assets acquired, whichever is more clearly evident. The cost is then allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. In addition, management, with the assistance of valuation professionals, must identify and estimate the fair values of intangible assets that should be recognized as assets apart from goodwill. Management utilizes third-party appraisals to assist in estimating the fair value of tangible property, plant and equipment and intangible assets acquired.
New Accounting Standards
In September 2006, Securities and Exchange Commission Staff Accounting Bulletin No. 108 (SAB No. 108), codified as SAB Topic 1.N, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, was issued. This guidance states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The guidance also provides transition guidance for correcting errors existing in prior years. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.
In September 2006, Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R), was issued. This statement requires an employer that sponsors one or more defined benefit pension or other postretirement plans to recognize an asset or liability for the overfunded or underfunded status of its postretirement benefit plans in its balance sheet for years ending after December 15, 2006. The funded status is measured as the difference between the fair value of the plan’s assets and its benefit obligation. The statement also requires an employer to measure plan assets and benefit obligations as of the date of the employer’s statement of financial position. SFAS No. 158 is effective for fiscal years ending after December 15, 2006, except for the requirement to measure plan assets and benefit obligations as of the statement of financial position date, which is effective for fiscal years ending after December 15, 2008. Transition for the recognition provisions is entirely prospective. The effects of the adoption of SFAS No. 158 on the Company’s consolidated financial position, results of operations and cash flows is set forth in Note 2 in the Notes to Consolidated Financial Statements section of Item 8, “Financial Statements and Supplementary Data.”
In September 2006, SFAS No. 157, Fair Value Measurements, was issued. This statement provides a new definition of fair value that serves to replace and unify old fair value definitions so that consistency on the definition is achieved, and the definition provided acts as a modification of the current accounting presumption that a transaction price of an asset or liability equals its initial fair value. The statement also provides a fair value hierarchy used to classify source information used in fair value measurements that places higher importance on market based sources. New disclosures of assets and liabilities measured at fair value based on their level in the fair value hierarchy are required by this statement. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial position, results of operations and cash flows.
In September 2006, Financial Accounting Standards Board Staff Position (FSP) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” was issued. This FSP addresses the accounting for planned major maintenance activities and prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities that was previously allowed by the AICPA Industry Audit Guide, Audits of Airlines. The FSP additionally requires companies to apply the same method of accounting for planned major maintenance activities in annual and interim financial reporting periods. FSP No. AUG AIR-1 is effective as of the first fiscal year beginning after December 15, 2006 and will be applied retrospectively for all financial statements presented. This FSP will not have a material impact on the Company’s future consolidated financial position, results of operations and cash flows, since the Company does not use the accrue-in-advance method of accounting for planned major maintenance activities.
In July 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” was issued. This Interpretation clarifies accounting for uncertain tax positions in accordance with SFAS No. 109. Specifically, the Interpretation requires recognition of the tax benefit of an uncertain tax position only if that position is “more-likely-than-not” to be sustained upon audit based only on the technical merits of the position. Tax positions that meet the threshold are recognized at an amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority. Tax positions currently held that fail the “more-likely-than-not” recognition threshold would result in adjustments in recorded deferred tax assets or liabilities and changes in income tax payables or receivables. In addition, Interpretation 48 specifies certain annual disclosures that are required to be made once the Interpretation has taken effect. This Interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect of Interpretation 48 adoption will be reported as an adjustment to the opening balance of retained earnings at January 1, 2007. Due to the multi-national nature of its operations, significant recent acquisitions and evolving authoritative guidance, the Company has not yet finalized its evaluation of the effect of Interpretation 48 adoption. The adoption of Interpretation 48 is currently expected to decrease shareholders’ equity as of January 1, 2007 by approximately $15 million to $40 million.
In June 2006, the FASB ratified the consensus reached in EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-3 requires disclosure of a company’s accounting policy with respect to taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer including, but not limited to, sales, use, value added, and some excise taxes. EITF 06-3 is effective for fiscal years beginning after December 15, 2006. EITF 06-3 will not have a material impact on the Company’s future consolidated financial position, results of operations and cash flows, and the Company presents such taxes on a net basis.
In March 2006, SFAS No. 156, Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140, was issued. SFAS No. 156 requires recognition of a servicing asset or liability at fair value each time an obligation is undertaken to service a financial asset by entering into a servicing contract. SFAS No. 156 also provides guidance on subsequent measurement methods for each class of servicing assets and liabilities and specifies financial statement presentation and disclosure requirements. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. Management does not currently expect SFAS No. 156 to have a material impact on the Company’s future consolidated financial position, results of operations and cash flows.
In February 2006, SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140, was issued. This statement provides companies with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133 by allowing companies to make an irrevocable election to measure a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. The election may be made on an instrument-by-instrument basis and can be made only when a hybrid financial instrument is initially recognized or undergoes a remeasurement event. SFAS No. 155 also requires that interests in securitized financial assets be evaluated to identify whether they are freestanding derivatives or hybrid financial instruments containing an embedded derivative that requires bifurcation. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The impact of SFAS No. 155 will depend on the future issuance or remeasurement of and the nature of any hybrid financial instruments held by the Company after the effective date, but management does not currently expect SFAS No. 155 to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.
In December 2004, SFAS No. 123(R), Share-Based Payment, was issued. This statement requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant date fair value of the equity instruments issued. Compensation cost is recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) is effective for fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective method, which required that compensation expense be recorded for all nonvested stock options upon adoption. The effects of the adoption of SFAS No. 123(R) on the Company’s consolidated financial position, results of operations and cash flows is set forth in Note 2 in the Notes to Consolidated Financial Statements section of Item 8, “Financial Statements and Supplementary Data.”
Results of Operations
The following table sets forth, for the periods indicated, statement of operations data in millions of dollars and as a percentage of net sales. Percentages may not add due to rounding.

	Year Ended December 31,
	2006		2005		2004
	Amount	%	Amount	%	Amount	%
Net sales	$3,665.1	100.0%	$2,380.8	100.0%	$1,970.7	100.0%
Cost of sales	3,194.1	87.1%	2,110.1	88.6%	1,756.0	89.1%

Gross profit	471.0	12.9%	270.7	11.4%	214.7	10.9%
Selling, general and administrative expenses	235.1	6.4%	172.2	7.2%	158.2	8.0%

Operating income	235.9	6.4%	98.5	4.1%	56.5	2.9%
Other expense	(0.1)	—%	(0.5)	—%	(1.2)	-%
Interest expense, net	(35.6)	(1.0)%	(37.0)	(1.6)%	(35.9)	(1.8)%

Income from continuing operations before income taxes	200.2	5.5%	61.0	2.6%	19.4	1.0%
Income tax (provision) benefit	(64.9)	(1.8)%	(21.8)	(0.9)%	18.1	0.9%

Income from continuing operations	135.3	3.7%	39.2	1.6%	37.5	1.9%
Gain on disposal of discontinued operations (net of tax)	—	—%	—	—%	0.4	-%

Net income	135.3	3.7%	39.2	1.6%	37.9	1.9%
Less: preferred stock dividends	(0.3)	—%	(22.0)	(0.9)%	(6.0)	(0.3)%

Net income applicable to common shareholders	$135.0	3.7%	$17.2	0.7%	$31.9	1.6%

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005
The net income applicable to common shareholders was $135.0 million in 2006 compared to net income applicable to common shareholders of $17.2 million in 2005. The net income applicable to common shareholders for 2006 included a $0.3 million dividend on the Series A preferred stock, $1.1 million in additional compensation expense from adopting SFAS 123(R), a charge of $1.0 million to settle a patent dispute with a competitor and a benefit of $6.3 million due to deferred tax valuation allowance releases.
The net income applicable to common shareholders for 2005 included a $22.0 million dividend on the Series A preferred stock, $16.3 million of which resulted from a preferred share inducement offer in the fourth quarter, and pre-tax corporate charges of $18.6 million related to the rationalization of certain of the Company’s Telecommunications and Networking manufacturing facilities, which included a $(0.5) million gain from the sale of a previously closed manufacturing plant.
Net Sales
The following tables set forth net sales, metal-adjusted net sales and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for 2005 have been adjusted to reflect the 2006 copper COMEX average price of $3.09 per pound (a $1.41 increase compared to the prior period) and the aluminum rod average price of $1.22 per pound (a $0.30 increase compared to the prior period). Metal-adjusted net sales, a non-GAAP financial measure, is provided herein in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. See previous discussion of metal price volatility in the “Overview” section.

	Net Sales
	Year Ended December 31,
	2006		2005
	Amount	%	Amount	%
North American Electric Utility	$779.2	21%	$563.6	24%
International Electric Utility	617.2	17%	286.0	12%
North American Portable Power and Control	297.8	8%	226.0	10%
North American Electrical Infrastructure	313.4	9%	198.0	8%
International Electrical Infrastructure	876.8	24%	453.0	19%
Transportation and Industrial Harnesses	115.8	3%	112.8	5%
Telecommunications	349.1	9%	319.1	13%
Networking	315.8	9%	222.3	9%

Total net sales	$3,665.1	100%	$2,380.8	100%

	Metal-Adjusted Net Sales
	Year Ended December 31,
	2006		2005
	Amount	%	Amount	%
North American Electric Utility	$779.2	21%	$710.6	23%
International Electric Utility	617.2	17%	318.4	10%
North American Portable Power and Control	297.8	8%	295.3	10%
North American Electrical Infrastructure	313.4	9%	264.1	8%
International Electrical Infrastructure	876.8	24%	663.6	22%
Transportation and Industrial Harnesses	115.8	3%	114.4	4%
Telecommunications	349.1	9%	427.6	14%
Networking	315.8	9%	272.2	9%

Total metal-adjusted net sales	3,665.1	100%	3,066.2	100%

Metal adjustment	—		(685.4)

Total net sales	$3,665.1		$2,380.8

	Metal Pounds Sold
	Year Ended December 31,
	2006		2005
	Pounds	%	Pounds	%
North American Electric Utility	227.0	30%	211.7	32%
International Electric Utility	147.0	19%	74.8	12%
North American Portable Power and Control	44.6	6%	48.0	7%
North American Electrical Infrastructure	53.1	7%	46.6	7%
International Electrical Infrastructure	178.7	23%	149.9	23%
Transportation and Industrial Harnesses	0.9	—%	1.0	-%
Telecommunications	79.5	11%	92.4	14%
Networking	33.5	4%	34.5	5%

Total metal pounds sold	764.3	100%	658.9	100%

Net sales increased 54% to $3,665.1 million in 2006 from $2,380.8 million in 2005. The net sales increase included $409.8 million of sales attributable to the Silec business. After adjusting 2005 net sales to reflect the $1.41 increase in the average monthly COMEX price per pound of copper and the $0.30 increase in the average aluminum rod price per pound in 2006, net sales increased 20% to $3,665.1 million, up from $3,066.2 million in 2005, and 14% of the increase was generated by incremental sales attributable to Silec when compared to 2005 metal-adjusted net sales. The increase in metal-adjusted net sales reflects an increase in sales volume, the favorable impact of foreign currency exchange rate changes and selling price increases that were in excess of higher metals costs experienced during 2006. Volume, as measured by metal pounds sold, increased 16% to 764.3 pounds in 2006 compared to 658.9 pounds in 2005, with 12% of the increase attributable to incremental metal pounds sold by Silec. Metal pounds sold is provided herein as the Company believes this metric to be a better measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. The change in reported metal-adjusted net sales other than that attributable to the 16% increase in metal pounds sold is a result of a $9.2 million favorable impact of foreign currency exchange rate changes and an approximate 3% increase due to selling price increases that were in excess of higher metals costs experienced during 2006 as the Company attempted to recover inflation on non-metals raw materials used in cable manufacturing, such as insulating compounds and steel and wood reels, as well as increased freight and energy costs.
The increase in metal-adjusted net sales reflects a 10% increase in the North American Electric Utility segment, a 94% increase in the International Electric Utility segment, a 1% increase in the North American Portable Power and Control segment, a 19% increase in the North American Electrical Infrastructure segment, a 32% increase in the International Electrical Infrastructure segment, a 1% increase in the Transportation and Industrial Harnesses segment, and a 16% increase in the Networking segment. Partially offsetting these increases was an 18% decrease in the Telecommunications segment.
The 10%, or $68.6 million, increase in metal-adjusted net sales for the North American Electric Utility segment reflects an increase in volume of approximately 7%, or $52.5 million, as compared to 2005, which included an increase in demand for bare aluminum transmission cable, representing an approximate increase of $23.0 million. The Company has experienced an increase in demand in this segment due to the passage of energy legislation in the United States in 2005 aimed at improving the transmission grid infrastructure. An $11.6 million favorable impact from changes in foreign currency exchange rates, primarily between the U.S. and Canadian currencies, was included in the metal-adjusted net sales increase as well. The increase also reflects selling price increases that were in excess of higher metals costs experienced during 2006 of approximately $4.5 million as the Company attempted to recover inflation in its other cost inputs. The Company expects to continue to experience strong demand in this segment as well as price fluctuations on its raw materials, which may require additional selling price adjustments for the Company’s products.
The 94%, or $298.8 million, increase in metal-adjusted net sales for the International Electric Utility segment reflects an increase in volume of approximately $279.5 million as compared to 2005. An increase in demand occurred for low-voltage and high-voltage aluminum cables, both in the Spanish domestic and export markets, increased wind farm projects and incremental sales of $209.0 million as a result of the Silec acquisition. Partially offsetting the volume increase was a $1.2 million unfavorable impact from changes in foreign currency exchange rates. Selling price increases in excess of higher metals costs experienced in 2006 contributed approximately $20.5 million to the increase in metal-adjusted net sales as the Company attempted to recover inflation in its other cost inputs. The Company expects to continue to experience strong demand in this segment as well as price fluctuations on its raw materials, which may require additional selling price adjustments for the Company’s products.
The 1%, or $2.5 million, increase in metal-adjusted net sales for the North American Portable Power and Control segment reflects a decrease in volume of approximately 7%, or $22.8 million, as compared to 2005, mostly driven by the mild hurricane season in the U.S. as compared to the record hurricane season in 2005. A $1.9 million favorable impact from changes in foreign currency exchange rates, primarily between the U.S. and Canadian currencies, was included in the metal-adjusted net sales increase. Selling price increases in excess of higher metals costs experienced during 2006 contributed approximately $23.4 million to the increase in metal-adjusted net sales as the Company attempted to recover inflation in its other cost inputs.
The 19%, or $49.3 million, increase in metal-adjusted net sales for the North American Electrical Infrastructure segment reflects an increase in volume of approximately 14%, or $36.8 million, as compared to 2005. This increase reflects a strong turnaround in industrial construction spending resulting in the Company experiencing higher demand for this segment’s products in 2006. Demand for products used in mining, oil, gas, and petrochemical markets remained strong, and the Company expects this trend to continue partly as a result of higher oil prices. The North American Electrical Infrastructure segment also benefited from selling price increases in excess of higher metals costs experienced during 2006 of approximately $12.5 million as the Company attempted to recover inflation in its other cost inputs.
The 32%, or $213.2 million, increase in the metal-adjusted net sales for the International Electrical Infrastructure segment reflects an increase in volume of approximately 19%, or $125.9 million, as compared to 2005. This increase reflects $178.1 million in incremental sales from the Silec acquisition partially offset by lower demand for low-voltage building wire in Europe during the last few months of 2006. Partially offsetting the volume increase was a $1.4 million unfavorable impact from changes in foreign currency exchange rates. Selling price increases in excess of higher metals costs experienced during 2006 contributed approximately $88.7 million to the increase in metal-adjusted net sales as the Company attempted to recover inflation in its other cost inputs.
The 1%, or $1.4 million, increase in the metal-adjusted net sales for the Transportation and Industrial Harnesses segment reflects the continued trend of relatively flat sales demand for the Company’s ignition wire sets as a result of increased competition among retailers in the automotive aftermarket that continues to put pressure on selling prices.

The 18%, or $78.5 million, decrease in the metal-adjusted net sales for the Telecommunications segment reflects a decrease in volume of approximately 14%, or $59.8 million, as compared to 2005. Contractual customer pricing that did not allow the Company to fully reflect the higher metals costs experienced during 2006 in its selling costs contributed approximately $18.8 million to the decrease in metal-adjusted net sales. However, the Company, through forward pricing agreements, was economically hedged against this exposure and the lower selling prices did not materially impact the Company’s financial results in 2006. The decrease in metal-adjusted net sales continues to reflect an overall decrease in demand for outside plant telecommunications cable from the Regional Bell Operating Companies (RBOCs) and a decrease in demand from the distributor market. Demand trends from the RBOCs continue to be dependent on the selected strategy of their broadband rollout. Those favoring a copper/fiber hybrid model have been showing flat to marginally down demand, while those taking a fiber-to-the-home strategy continue to show weakness in demand for copper products. Demand trends are currently being affected by high copper prices, which make alternatives to copper-based cable and wire comparatively more affordable, and by RBOC merger activity and budgetary constraints.
The 16%, or $43.6 million, increase in the metal-adjusted net sales for the Networking segment reflects a decrease in volume of approximately 3%, or $3.4 million, as compared to 2005. The decrease in the volume of sales during the period was due to weaker distributor purchases toward the end of 2006. A $1.8 million unfavorable impact from changes in foreign currency exchange rates was experienced as well. However, selling price increases in excess of higher metals costs experienced in 2006 contributed approximately $48.8 million to the increase in metal-adjusted net sales as the Company attempted to recover inflation in its other cost inputs.
Gross Profit
Gross profit increased to $471.0 million in 2006 from $270.7 million in 2005. Gross profit as a percentage of metal-adjusted net sales was 12.9% for 2006 and was 8.8% for 2005. The improved profit margin on metal-adjusted net sales is the result of increased selling prices to recover raw material costs, increased sales volume, higher factory utilization and improved efficiency as a result of Lean manufacturing initiatives and prior year plant rationalizations. Gross profit in 2005 was reduced due to a net $18.6 million charge for the rationalization of certain manufacturing facilities.
Selling, General and Administrative Expense
Selling, general and administrative expense increased to $235.1 million in 2006 from $172.2 million in 2005. The increase in SG&A was primarily related to approximately $24.8 million of incremental SG&A costs within the acquired Silec business, variable selling expenses related to higher revenues, incremental incentive related compensation expense due to the improved year-over-year financial performance of the Company and increased stock compensation costs, partly as a result of the adoption of SFAS 123(R). Reported SG&A was 6.4% of net sales in 2006, up from 5.6% of metal-adjusted net sales in 2005.
Operating Income
The following table sets forth operating income by segment, in millions of dollars.

	Operating Income
	Year Ended December 31,
	2006		2005
	Amount	%	Amount	%
North American Electric Utility	$51.8	22%	$27.6	23%
International Electric Utility	54.4	23%	37.0	32%
North American Portable Power and Control	21.9	9%	8.4	7%
North American Electrical Infrastructure	14.9	6%	(9.9)	(8)%
International Electrical Infrastructure	52.0	22%	21.6	18%
Transportation and Industrial Harnesses	14.1	6%	18.2	16%
Telecommunications	23.5	10%	17.4	15%
Networking	3.3	2%	(3.2)	(3)%

Subtotal excluding corporate charges	235.9	100%	117.1	100%

Corporate charges	—		(18.6)

Total operating income	$235.9		$98.5

Operating income of $235.9 million for 2006 increased from $98.5 million in 2005. The increase was primarily the result of higher sales volume, higher factory utilization and related efficiencies, ongoing Lean Six Sigma manufacturing cost containment efforts, greater efficiencies as a result of prior year plant rationalizations, higher selling prices in order to recover inflation on raw materials and other cost inputs, incremental income from the acquisition of Silec and a $0.4 million increase due to the impact of foreign currency exchange rate changes. These increases were partially offset by a $1.0 million charge from the settlement of a patent dispute, incremental selling, general and administrative expenses of approximately $24.8 million from the acquisition of Silec, and $2.8 million in incremental incentive related expense as a result of year over year earnings improvement. Further, operating income for 2005 was reduced by approximately $18.6 million relating to the rationalization of certain Telecommunications and Networking manufacturing facilities.
North American Electric Utility and International Electric Utility operating income benefited from increased sales volumes of approximately $52.5 million and $279.5 million, respectively, and from selling price increases in excess of higher metals costs as compared to 2005. Both segments continued to reduce manufacturing costs due to the segments’ continuing implementation of Lean Six Sigma cost saving initiatives.
North American Portable Power and Control operating income benefited from selling price increases in excess of higher metals costs as compared to 2005 that were partially offset by a 7% decrease in volume mainly attributable to the mild hurricane season in the U.S. in 2006 as compared to 2005. As compared to 2005, the North American Electrical Infrastructure segment performed substantially better in 2006 due to a 14% sales volume increase, selling price increases in excess of higher metals costs, and a reduction in costs as a result of efficiency gains that were obtained through plant closures and realignments in prior periods. As compared to 2005, International Electrical Infrastructure operating income benefited from a 19% increase in volume and from selling price increases in excess of higher metals costs. Efficient manufacturing and high utilization rates improved the cost structure as well. Transportation and Industrial Harnesses operating income decreased due to increased manufacturing costs and selling price pressures.
Telecommunications operating income, as compared to 2005, increased due to the removal of fixed costs related to the 2005 rationalization of the Bonham, Texas Telecommunications manufacturing plant, the cost of which was reported in corporate charges, and due to other manufacturing efficiency gains. Partially offsetting the Telecommunications operating income increase was a 14% decrease in sales volume. The Networking segment’s operating profit showed improvement, as compared to 2005, due to selling price increases in excess of higher metals costs and the removal of fixed costs related to the rationalization of the Dayville, Connecticut Networking manufacturing plant, the cost of which was reported in corporate charges. This improvement was partially offset by a 3% decrease in sales volume.
Other Expense
Other expense of $0.1 million in 2006 and $0.5 million in 2005 includes foreign currency transaction losses which resulted from changes in exchange rates between the designated functional currency and the currency in which the transaction is denominated.
Interest Expense
Net interest expense decreased to $35.6 million in 2006 from $37.0 million in 2005. The decrease in net interest expense is the result of the repayment of LIBOR-based floating rate borrowings of the outstanding balance of the Amended Credit Facility, the issuance of $355.0 million of 0.875% Convertible Notes including the $1.3 million in incremental interest income from the invested proceeds of the 0.875% Convertible Notes and the full year impact of cash savings from the cross currency and interest rate swap. This decrease was partially offset by the incremental interest expense related to the addition of the Spanish Term Loan to fund the Silec acquisition and the short-term debt in Europe that has increased in order to fund operations.
Tax Provision
The Company’s effective tax rate for 2006 was 32.4% compared to the full year 2005 effective tax rate of 35.7%. The decrease in the 2006 effective tax rate was primarily due to the recognition of an approximate $6.3 million tax benefit due to deferred tax valuation allowance releases as it was determined to be more likely than not that the deferred tax assets would be utilized in future years as a result of improved performance in the Company’s U.S. and Brazil operations.
Preferred Stock Dividends
During 2006, the Company accrued and paid $0.3 million in dividends on its Series A preferred stock. During 2005, the Company accrued and paid $5.7 million of regular dividends and also paid $16.3 million related to the inducement offer on its Series A preferred stock. The significant decrease in dividends paid in 2006 versus 2005 is due to the inducement offer that the Company initiated in the fourth quarter of 2005. See Item 5 of this document for details.

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004
The net income applicable to common shareholders was $17.2 million in 2005 compared to net income applicable to common shareholders of $31.9 million in 2004. The net income applicable to common shareholders for 2005 included a $22.0 million dividend on the Series A preferred stock, $16.3 million of which resulted from a preferred share inducement offer in the fourth quarter, and pre-tax corporate charges of $18.6 million related to the rationalization of certain of the Company’s Telecommunications and Networking manufacturing facilities, which included a $(0.5) million gain from the sale of a previously closed manufacturing plant.
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
The net income applicable to common shareholders for 2004 included a $6.0 million dividend on the Series A preferred stock, pre-tax charges of $7.1 million relating to the rationalization of certain manufacturing facilities, $1.5 million for remediation costs, $2.4 million related to the unwinding of the Company’s former fiber optics joint venture and $1.9 million related to the write-off of goodwill, a $1.2 million pre-tax loss resulting from unfavorable foreign currency transactions, a $0.4 million after-tax gain from discontinued operations, and a $23.3 million income tax benefit due to the reduction of tax contingencies.
Net Sales
The following tables set forth net sales, metal-adjusted net sales and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for 2004 have been adjusted to reflect the 2005 copper COMEX average price of $1.68 per pound (a $0.39 increase compared to the prior period) and the aluminum rod average price of $0.92 per pound (a $0.07 increase compared to the prior period). Metal-adjusted net sales, a non-GAAP financial measure, is provided herein in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. See previous discussion of metal price volatility in the “Overview” section.

	Net Sales
	Year Ended December 31,
	2005		2004
	Amount	%	Amount	%
North American Electric Utility	$563.6	24%	$463.5	24%
International Electric Utility	286.0	12%	242.2	12%
North American Portable Power and Control	226.0	10%	175.2	9%
North American Electrical Infrastructure	198.0	8%	147.4	7%
International Electrical Infrastructure	453.0	19%	373.8	19%
Transportation and Industrial Harnesses	112.8	5%	114.1	6%
Telecommunications	319.1	13%	280.1	14%
Networking	222.3	9%	174.4	9%

Total net sales	$2,380.8	100%	$1,970.7	100%

	Metal-Adjusted Net Sales
	Year Ended December 31,
	2005		2004
	Amount	%	Amount	%
North American Electric Utility	$563.6	24%	$501.9	23%
International Electric Utility	286.0	12%	252.0	12%
North American Portable Power and Control	226.0	10%	193.2	9%
North American Electrical Infrastructure	198.0	8%	164.2	7%
International Electrical Infrastructure	453.0	19%	431.5	20%
Transportation and Industrial Harnesses	112.8	5%	114.6	5%
Telecommunications	319.1	13%	321.9	15%
Networking	222.3	9%	187.8	9%

Total metal-adjusted net sales	2,380.8	100%	2,167.1	100%

Metal adjustment	—		(196.4)

Total net sales	$2,380.8		$1,970.7

	Metal Pounds Sold
	Year Ended December 31,
	2005		2004
	Pounds	%	Pounds	%
North American Electric Utility	211.7	32%	203.2	31%
International Electric Utility	74.8	12%	72.4	11%
North American Portable Power and Control	48.0	7%	44.7	7%
North American Electrical Infrastructure	46.6	7%	42.7	7%
International Electrical Infrastructure	149.9	23%	146.0	23%
Transportation and Industrial Harnesses	1.0	—%	1.7	-%
Telecommunications	92.4	14%	101.2	16%
Networking	34.5	5%	33.1	5%

Total metal pounds sold	658.9	100%	645.0	100%

Net sales increased 21% to $2,380.8 million in 2005 from $1,970.7 million in 2004. After adjusting 2004 net sales to reflect the $0.39 increase in the average monthly COMEX price per pound of copper and the $0.07 increase in the average aluminum rod price per pound in 2005, net sales increased 10% to $2,380.8 million, up from $2,167.1 million in 2004. The increase in metal-adjusted net sales reflected an increase in sales volume, the favorable impact of foreign currency exchange rate changes and selling price increases that were in excess of higher metals costs experienced during 2005. Volume, as measured by metal pounds sold, increased 2% to 658.9 pounds in 2005 compared to 645.0 pounds in 2004. Metal pounds sold is provided herein as the Company believes this metric to be a better measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. The change in metal-adjusted net sales in excess of that attributable to the 2% increase in metal pounds sold was also a result of a 1%, or $20.1 million, favorable impact of foreign currency exchange rate changes and an approximate 7% increase due to selling price increases that were in excess of higher metals costs experienced during 2005 as the Company attempted to recover inflation on non-metals raw materials used in cable manufacturing, such as insulating compounds and steel and wood reels, as well as increased freight and energy costs.
The increase in metal-adjusted net sales reflected a 12% increase in the North American Electric Utility segment, a 13% increase in the International Electric Utility segment, a 17% increase in the North American Portable Power and Control segment, a 21% increase in the North American Electrical Infrastructure segment, a 5% increase in the International Electrical Infrastructure segment, and an 18% increase in the Networking segment. Partially offsetting these increases were a 2% decrease in the Transportation and Industrial Harnesses segment and a 1% decrease in the Telecommunications segment.
The 12%, or $61.7 million, increase in metal-adjusted net sales for the North American Electric Utility segment reflected an increase in volume of approximately 4%, or $22.6 million, as compared to 2004, which included an increase in demand for bare aluminum transmission cable, representing an approximate increase of $14.7 million, and for medium-voltage distribution cable, representing an approximate increase of $11.8 million. A $10.0 million favorable impact from changes in foreign currency exchange rates, primarily between the U.S. and Canadian currencies, was included in the metal-adjusted net sales increase as well. The increase also reflected selling price increases that were in excess of higher metals costs experienced during 2005 of approximately $29.1 million as the Company attempted to recover inflation in its other cost inputs.

The 13%, or $34.0 million, increase in metal-adjusted net sales for the International Electric Utility segment reflected an increase in volume of approximately 3%, or $9.5 million, as compared to 2004, which included an 18% increase in demand for medium-voltage distribution cables. A $2.4 million favorable impact from changes in foreign currency exchange rates, primarily between the U.S. dollar and the Euro, was included in the metal-adjusted net sales increase as well. The increase also reflected selling price increases that were in excess of higher metals costs experienced during 2005 of approximately $22.1 million as the Company attempted to recover inflation in its other cost inputs.
The 17%, or $32.8 million, increase in metal-adjusted net sales for the North American Portable Power and Control segment reflected an increase in volume of approximately 7%, or $15.8 million, as compared to 2004. The segment experienced strengthening demand throughout 2005 for cables utilized in industrial maintenance for which spending had rebounded in North America. Increased demand for mining-related products and portable power cords contributed approximately $4.8 million to the increase in metal-adjusted net sales, and hurricane recovery efforts and an increase in sales of approximately $2.2 million to the alarm and security markets also occurred. Selling price increases in excess of higher metals costs experienced during 2005 contributed approximately $15.8 million to the increase in metal-adjusted net sales as the Company attempted to recover inflation in its other cost inputs.
The 21%, or $33.8 million, increase in metal-adjusted net sales for the North American Electrical Infrastructure segment reflected an increase in volume of approximately 9%, or $15.6 million, as compared to 2004. The segment experienced higher demand throughout 2005 as compared to 2004 as a result of a strong turnaround in industrial construction spending. Also, demand for marine, mining and oil and gas exploration products contributed approximately $17.4 million to the increase in metal-adjusted net sales. The North American Electrical Infrastructure segment also benefited from selling price increases in excess of higher metals costs experienced during 2005 of approximately $18.2 million as the Company attempted to recover inflation in its other cost inputs.
The 5%, or $21.5 million, increase in the metal-adjusted net sales for the International Electrical Infrastructure segment reflected an increase in volume of approximately 3%, or $11.3 million, as compared to 2004. The segment experienced strong demand related to its flexible zero-halogen construction cables in Europe, where volume increased 35%. A $3.8 million favorable impact from changes in foreign currency exchange rates, primarily between the U.S. dollar and the Euro, was included in the metal-adjusted net sales increase as well. Selling price increases in excess of higher metals costs experienced during 2005 contributed approximately $6.4 million to the increase in metal-adjusted net sales as the Company attempted to recover inflation in its other cost inputs.
The 2%, or $1.8 million, decrease in the metal-adjusted net sales for the Transportation and Industrial Harnesses segment reflected a slight decrease in demand for the Company’s ignition wire sets as a result of increased competition among retailers in the automotive aftermarket. This decrease was mostly offset by an increase in demand and improved pricing for industrial harnesses for use in industrial applications as industrial spending continued to recover and accelerated in 2005.
The 1%, or $2.8 million, decrease in the metal-adjusted net sales for the Telecommunications segment reflected a decrease in volume of approximately 9%, or $27.5 million, as compared to 2004. The decrease in the volume of sales of outside plant telecommunications cable continued to be driven by the decrease in demand from the Regional Bell Operating Companies (RBOCs) for products for maintenance, repair and expansion of their copper cable infrastructure. Among the RBOCs, a renewed push toward the installation of fiber to the home, as opposed to the traditional copper cables, continued. Partially offsetting the decrease in demand from the RBOCs was an increase in sales of service wire of approximately $5.7 million and an increase in demand from the commercial and export markets. Selling price increases that were in excess of higher metals costs experienced in 2005, including distributor market prices for copper telecommunications cables, as the Company attempted to recover inflation in its other cost inputs partially offset the decrease in sales volume by approximately $24.4 million.
The 18%, or $34.5 million, increase in the metal-adjusted net sales for the Networking segment reflected an increase in volume of approximately 4%, or $13.0 million, as compared to 2004. The increase in the volume of sales of enterprise networking cables in North America continued to be partially driven by the Company’s go-to-market strategy implemented in 2004. Networking cables seeing the greatest demand increases included high-end data networking cables for data centers and central office cables. Selling price increases in excess of higher metals costs experienced in 2005 contributed approximately $19.1 million to the increase as well as the Company attempted to recover inflation in its other cost inputs.
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
Telecommunications operating income, as compared to 2004, increased due to selling price increases in excess of higher metals costs, and was further improved due to the removal of fixed costs related to the 2005 rationalization of the Bonham, Texas Telecommunications manufacturing plant, the cost of which was reported in corporate charges. Partially offsetting the Telecommunications operating income increase was a 9% decrease in sales volume. Networking operating losses, as compared to 2004, declined due to a 4% increase in sales volume, selling price increases in excess of higher metals costs and the removal of fixed costs related to the 2005 rationalization of the Dayville, Connecticut Networking manufacturing plant, the cost of which was reported in corporate charges.

Other Expense
Other expense of $0.5 million in 2005 and $1.2 million in 2004 included foreign currency transaction losses which resulted from changes in exchange rates between the designated functional currency and the currency in which the transaction was denominated.
Interest Expense
Net interest expense increased to $37.0 million in 2005 from $35.9 million in 2004. The increase in interest expense was the result of higher average interest rates on the Company’s floating rate debt and higher average debt levels as compared to 2004, which were partially offset by savings from the Company’s cross currency and interest rate swap. The higher average debt levels in 2005 as compared to 2004 were primarily attributable to increased working capital needs as a result of continued rising raw material costs.
Tax Provision
The Company’s effective tax rate for 2005 was 35.7% compared to the full year 2004 effective tax rate of 26.8%, as adjusted to exclude the $23.3 million benefit in 2004 of the reduction of tax contingencies. The increase in the effective tax rate year over year reflected differences in the relative profitability of business operations in various taxing jurisdictions as well as the recognition in 2004 of net operating loss carryforward benefits in foreign tax jurisdictions for which a tax benefit had not been previously recognized.
Preferred Stock Dividends
During 2005, the Company accrued and paid $5.7 million of regular dividends and also paid $16.3 million related to the inducement offer on its Series A preferred stock. During 2004, the Company accrued and paid $6.0 million in dividends on its Series A preferred stock. The significant increase of dividends paid in 2005 was due to the inducement offer that the Company initiated in the fourth quarter of 2005. See Item 5 of this document for details.
Liquidity and Capital Resources
In general, General Cable requires cash for working capital, capital expenditures, debt repayment, salaries and related benefits, interest, Series A preferred stock dividends and taxes. General Cable’s working capital requirement increases when it experiences strong incremental demand for products and/or significant copper, aluminum and other raw material price increases. Based upon historical experience, the cash on its balance sheet and the expected availability of funds under its current credit facilities, the Company believes its sources of liquidity will be sufficient to enable it to meet the Company’s cash requirements for working capital, capital expenditures, debt repayment, salaries and related benefits, interest, Series A preferred stock dividends and taxes for at least the next twelve months.
General Cable Corporation is a holding company with no operations of its own. All of the Company’s operations are conducted, and net sales are generated, by its subsidiaries and investments. Accordingly, the Company’s cash flow comes from the cash flows of its operations, in particular, the North American operations upon which it has historically depended the most. The Company’s ability to use cash flow from its international operations, if necessary, has historically been adversely affected by limitations on the Company’s ability to repatriate such earnings tax efficiently. The following table sets forth net cash provided by operating activities by geographic groups for the following periods (in millions):

	Year Ended December 31,
	2006	2005
North America	$11.6	$45.4
International	82.4	75.6

Total	$94.0	$121.0

Summary of Cash Flows
Cash flow provided by operating activities in 2006 was $94.0 million. This reflects an increase in accounts payable, accrued and other liabilities of $156.1 million, net income before depreciation and amortization, foreign currency exchange loss, deferred income taxes and loss on the disposal of property of $193.5 million and a decrease in other assets of $0.5 million. The increase in accounts payable, accrued and other liabilities is primarily due to an increase in accounts payable which reflects greater manufacturing activity by the Company and an unprecedented increase in raw material costs, led by copper, during the year. These positive cash flows were partially offset by $19.0 million of taxes that the Company would have paid had it not been for the excess tax benefits on stock-based compensation recognized under SFAS No. 123(R), a $94.7 million increase in accounts receivable and a $142.4 million increase in inventories. The increase in accounts receivable mainly reflects increased selling prices in response to increased raw material costs as well as increased sales volumes globally. The Company’s days’ sales outstanding (DSO) has increased above historical levels as a result of the purchase of Silec in December of 2005 due to the accounts receivable terms for Silec being longer than those of the Company’s traditional North American based business. The Company believes that the majority of the Silec accounts receivable balances are collectible. The increase in inventory reflects lower than expected shipments of telecommunications cables in the fourth quarter of the year, the deferral of customer shipments in the North American Electric Utility segment and weaker demand in the second half of the year in the North American Portable Power and Control and the International Electrical Infrastructure segments. The Company has adjusted its manufacturing output in 2007 in the Telecommunications and North American Portable Power and Control segment to address the increased inventories. Demand in the North American Electric Utility segment and the International Electrical Infrastructure segment is off to a strong start in 2007, which is expected to reduce inventories related to these segments.
Cash flow used by investing activities was $95.8 million in 2006, principally reflecting $71.1 million of capital expenditures and $26.9 million principally reflecting the final consideration paid in the Silec acquisition and the cash paid in the acquisition of ECN Cable. The Company anticipates capital spending to be approximately $90 million to $110 million in 2007, primarily supporting the global electric utility and electrical infrastructure cable businesses.
Cash flow provided by financing activities in 2006 was $234.7 million. This reflects the issuance of the 0.875% Convertible Notes that resulted in cash inflows, net of fees and expenses, of $345.6 million and the proceeds from the sale of warrants of approximately $80.4 million. See the “Debt and Other Contractual Obligations” section below for details. Additional cash inflows included the receipt of $22.7 million from the exercise of stock options, $6.9 million of net additional borrowings in Europe to fund working capital and $19.0 million of excess tax benefits from stock-based compensation. These cash inflows were partially offset by a net reduction in borrowings under the Company’s Amended Credit Facility of $115.1 million, which was due to both cash operating earnings in 2006 and the $87.5 million principal pay down of the Amended Credit Facility made with funds obtained through the 0.875% Convertible Notes which has a more favorable interest rate. Additional cash outflows included the payment of $124.5 million on note hedges, details of which are included in the “Debt and Other Contractual Obligations” section below, and $0.3 million used to pay dividends on the Series A preferred stock.
Debt and Other Contractual Obligations
The Company’s senior unsecured notes (the “9.5% Senior Notes”) were issued in November 2003 in the amount of $285.0 million, bear interest at a fixed rate of 9.5% and mature in 2010. General Cable Corporation and its U.S. wholly-owned subsidiaries fully and unconditionally guarantee the 9.5% Senior Notes on a joint and several basis.
The Company’s current senior secured revolving credit facility (“Amended Credit Facility”), as amended, is a five-year, $300.0 million asset based revolving credit agreement that includes a $50.0 million sublimit for the issuance of commercial and standby letters of credit and a $20.0 million sublimit for swingline loans. Advances under the Amended Credit Facility are limited to a borrowing base computed using defined advance rates for eligible U.S. accounts receivable, inventory, equipment and owned real estate properties. The fixed asset component of the borrowing base is reduced quarterly over a seven-year period by $7.1 million per annum. At December 31, 2006, the Company had no outstanding borrowings and had undrawn availability of $253.5 million under the Amended Credit Facility. The Company had outstanding letters of credit related to this Amended Credit Facility of $31.4 million at December 31, 2006.
Indebtedness under the Amended Credit Facility is guaranteed by the Company’s U.S. subsidiaries and is secured by a first priority security interest in tangible and intangible property and assets of the Company’s U.S. subsidiaries. The lenders have also received a pledge of all of the capital stock of the Company’s existing domestic subsidiaries and any future domestic subsidiaries. Loans under the Amended Credit Facility bear interest at the Company’s option, equal to either an alternate base rate (prime plus 0.00% to 0.50%) or an adjusted LIBOR rate plus an applicable margin percentage (LIBOR plus 1.00% to 1.75%). The applicable margin percentage is subject to adjustments based upon the excess availability, as defined. The weighted average interest rate on borrowings outstanding under the Amended Credit Facility until November 14, 2006, was 6.26%. Since that date, the Company has had no outstanding indebtedness under the Amended Credit Facility.
The Company pays fees in connection with the issuance of letters of credit and a commitment fee equal to 25 basis points, as amended, per annum on any unused commitments under the Amended Credit Facility. Both fees are payable quarterly. In connection with refinancings and related subsequent amendments to the Amended Credit Facility, the Company incurred fees and expenses aggregating $8.6 million, which are being amortized over the term of the Amended Credit Facility.

The Amended Credit Facility requires that the Company comply with certain financial covenants, the principal covenant of which is a quarterly minimum fixed charge coverage ratio test which is only applicable when excess availability, as defined, is below a certain threshold. At December 31, 2006, the Company was in compliance with all covenants under the Amended Credit Facility. In addition, the Amended Credit Facility and the indenture governing the 9.5% Senior Notes include negative covenants which restrict certain acts. However, the Company will be permitted to declare and pay dividends or distributions on the Series A preferred stock so long as there is no default under the Amended Credit Facility and the Company meets certain financial conditions.
The Company amended its senior secured revolving credit facility, effective October 22, 2004, which at that point reduced the interest rate on borrowings under the Amended Credit Facility by 50 basis points, increased the annual capital spending limit and provided for the ability to swap up to $100 million of its existing fixed rate 9.5% Senior Notes to a floating interest rate.
During the second quarter of 2005, the Company amended the Amended Credit Facility which increased the borrowing limit on the Amended Credit Facility from $240 million to $275 million. Additionally, the amendment increased the maximum amount permitted under the Amended Credit Facility for investments in joint ventures from $10 million to $25 million.
During the fourth quarter of 2005, the Company further amended the Amended Credit Facility which increased the borrowing limit on the Amended Credit Facility from $275 million to $300 million. Additionally, the amendment extended the maturity date by almost two years to August 2010, lowered borrowing costs by approximately 65 basis points and reduced unused facility fees. Also, the amendment eliminated or relaxed several provisions, including eliminating the annual limit on capital expenditures, expanding permitted indebtedness to include acquired indebtedness of newly acquired foreign subsidiaries, and increasing the level of permitted loan-funded acquisitions. Finally, the amendment satisfied the financing conditions to the Company’s inducement offer to convert shares of its Series A preferred stock into its common stock, which was announced and commenced on November 9, 2005. Specifically, the amendment permitted the Company to draw funds from its Amended Credit Facility to pay the conversion offer premium plus the funds necessary to make a final dividend payment to holders of the Series A preferred stock who converted their shares in the inducement offer. Approximately 93.72% of the Series A preferred stock was retired by the Company through the inducement offer in December 2005 that significantly reduced future obligation amounts for Series A preferred stock dividend payments. See Item 5 for details on the inducement offer.
During the second quarter of 2006, the Company further amended the Amended Credit Facility. The amendment removed the dollar limits on the amount of borrowings which the Company’s foreign subsidiaries can enter into locally and increased the dollar amount which the Company can send from the U.S. to its foreign affiliates (via either investments or advances) to $300 million, subject to excess availability, as defined, from the former limit of $10 million. The amendment also included the insertion of a provision to allow for a common stock buyback or common stock dividend program up to the lesser of $125 million or the maximum permitted by the existing 9.5% Senior Notes indenture. In addition, the amendment released the liens and guarantees of the Company’s Canadian subsidiaries securing the Amended Credit Facility and allowed for the entry into a broader range of other types of financing agreements than the previous Amended Credit Facility.
On November 9, 2006, the Company entered into a Purchase Agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC and other underwriters (collectively, the “Underwriters”) for the issuance and sale by the Company of $315.0 million in aggregate principal amount of the Company’s 0.875% Senior Convertible Notes due 2013 (the “0.875% Convertible Notes”), pursuant to the Company’s effective Registration Statement on Form S-3. On November 10, 2006, the Underwriters exercised an over-allotment option and purchased an additional $40.0 million in aggregate principal amount of the 0.875% Convertible Notes. On November 15, 2006, $355.0 million in aggregate principal amount of the 7-year 0.875% Convertible Notes with a maturity date of November 15, 2013 were sold to the Underwriters at a price of $1,000 per note, less an underwriting discount of $22.50 per note. The 0.875% Convertible Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company’s wholly-owned U.S. subsidiaries.
The 0.875% Convertible Notes bear interest at an annual rate of 0.875%, payable semi-annually in arrears on May 15th and November 15th of each year, with the first interest payment to be made on May 15, 2007. The 0.875% Convertible Notes are convertible at the option of the holder into the Company’s common stock at an initial conversion price of $50.36 per share (approximating 19.856 shares per $1,000 principal amount of the 0.875% Convertible Notes), upon the occurrence of certain events, including (i) during any calendar quarter commencing after March 31, 2007 in which the closing price of the Company’s common stock is greater than or equal to 130% of the conversion price for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter (establishing a contingent conversion price of $65.47 per share); (ii) during any five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of 0.875% Convertible Notes for each day of that period is less than 98% of the product of the closing sale price of the Company’s common stock and the applicable conversion rate; (iii) distributions to holders of the Company’s common stock are made or upon specified corporate transactions including a consolidation or merger; and (iv) at any time during the period beginning on October 15, 2013 and ending on the close of business on the business day immediately preceding the stated maturity date. In addition, upon events defined as a “fundamental change” under the 0.875% Convertible Note indenture, holders of the 0.875% Convertible Notes may require the Company to repurchase the 0.875% Convertible Notes. If upon the occurrence of such events in which the holders of the 0.875% Convertible Notes exercise the conversion provisions, the Company may need to remit the principal balance of the 0.875% Convertible Notes to the holders in cash. As such, the Company would be required to classify the entire amount outstanding of the 0.875% Convertible Notes as a current liability in the following quarter. The evaluation of the classification of amounts outstanding associated with the 0.875% Convertible Notes will occur every quarter.
Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of an 0.875% Convertible Note, or (ii) the conversion value, determined in the manner set forth in the indenture governing the 0.875% Convertible Notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the 0.875% Convertible Note on the conversion date, the Company will also deliver, at the Company’s election, cash or common stock or a combination of cash and common stock with respect to the conversion value upon conversion. If conversion occurs in connection with a “fundamental change” as defined in the 0.875% Convertible Notes Indenture, the Company may be required to repurchase the 0.875% Convertible Notes for cash at a price equal to the principal amount plus accrued but unpaid interest. In addition, if conversion occurs in connection with certain changes in control, the Company may be required to deliver additional shares of the Company’s common stock (a “make whole” premium) by increasing the conversion rate with respect to such notes. The maximum aggregate number of shares that the Company would be obligated to issue upon conversion of the 0.875% Convertible Notes is 8,987,322, but under almost all conditions, the Company would be obligated to issue an aggregate of 7,048,880 shares upon conversion in full of the 0.875% Convertible Notes.
Pursuant to Emerging Issues Task Force (“EITF”) 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), and EITF 01-6, “The Meaning of Indexed to a Company’s Own Stock” (“EITF 01-6”), the 0.875% Convertible Notes are accounted for as convertible debt in the accompanying Consolidated Balance Sheet and the embedded conversion option in the 0.875% Convertible Notes has not been accounted for as a separate derivative. In addition, under EITF 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share”, and EITF 90-19, and because of the Company’s obligation to settle the par value of the 0.875% Convertible Notes in cash, the Company is not required to include any shares underlying the 0.875% Convertible Notes in its weighted average shares outstanding – assuming dilution until the average stock price per share for the quarter exceeds the $50.36 conversion price and only to the extent of the additional shares that the Company may be required to issue in the event that the Company’s conversion obligation exceeds the principal amount of the 0.875% Convertible Notes converted. These conditions had not been met as of December 31, 2006. At any such time in the future that these conditions are met, only the number of shares that would be issuable (under the “treasury” method of accounting for the share dilution) will be included, which is based upon the amount by which the average stock price exceeds the conversion price. On February 20, 2007, the Company’s closing stock price was $52.46 per share, or $2.10 per share above the conversion price. If this stock price is the average price per share for the first quarter, approximately 281,819 additional shares would be included in the earnings per share – assuming dilution calculation as of the end of the quarter. The following table provides examples of how changes in the Company’s stock price would require the inclusion of additional shares in the denominator of the weighted average shares outstanding – assuming dilution calculation. The table also reflects the impact on the number of shares that the Company would expect to issue upon concurrent settlement of the 0.875% Convertible Notes and the note hedges and warrants discussed below:

			Total Treasury		Incremental Shares
	Shares Underlying		Method	Shares Due to the	Issued by the
Share	0.875% Convertible	Warrant	Incremental	Company under	Company upon
Price	Notes	Shares	Shares(1)	Note Hedges	Conversion(2)
$50.36	—	—	—	—	—
$60.36	1,167,502	—	1,167,502	(1,167,502)	—
$70.36	2,003,400	—	2,003,400	(2,003,400)	—
$80.36	2,631,259	382,618	3,013,877	(2,631,259)	382,618
$90.36	3,120,150	1,120,363	4,240,513	(3,120,150)	1,120,363
$100.36	3,511,614	1,711,088	5,222,702	(3,511,614)	1,711,088

(1)	Represents the number of incremental shares that must be included in the calculation of fully diluted shares under U.S. GAAP.

(2)	Represents the number of incremental shares to be issued by the Company upon conversion of the 0.875% Convertible Notes, assuming concurrent settlement of the note hedges and warrants.
Concurrent with the sale of the 0.875% Convertible Notes, the Company purchased note hedges from Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse International, and Wachovia Bank, National Association (“the counterparties”), which are designed to mitigate potential dilution from the conversion of the 0.875% Convertible Notes in the event that the market value per share of the Company’s common stock at the time of exercise is greater than approximately $50.36. Under the note hedges that cover approximately 7,048,880 shares of the Company’s common stock, the counterparties are required to deliver to the Company either shares of the Company’s common stock or cash in the amount that the Company delivers to the holders of the 0.875% Convertible Notes with respect to a conversion, calculated exclusive of shares deliverable by the Company by reason of any additional make whole premium relating to the 0.875% Convertible Notes or by reason of any election by the Company to unilaterally increase the conversion rate as permitted by the indenture governing the 0.875% Convertible Notes. The note hedges expire at the close of trading on November 15, 2013, which is also the maturity date of the 0.875% Convertible Notes, although the counterparties will have ongoing obligations with respect to 0.875% Convertible Notes properly converted on or prior to that date as to which the counterparties have been timely notified.
In addition, the Company issued warrants to the counterparties that could require the Company to issue up to approximately 7,048,880 shares of the Company’s common stock in equal installments on each of the fifteen consecutive business days beginning on and including February 13, 2014 (European style). The strike price is $76.00 per share, which represents a 92.4% premium over the closing price of the Company’s shares of common stock on November 9, 2006. The warrants are expected to provide the Company with some protection against increases in the common stock price over the conversion price per share.
The note hedges and warrants are separate and legally distinct instruments that bind the Company and the counterparties and have no binding effect on the holders of the 0.875% Convertible Notes. In addition, pursuant to EITF 00-19 and EITF 01-6, the note hedges and warrants are accounted for as equity transactions. Therefore, the payment associated with the issuance of the note hedges and the proceeds received from the issuance of the warrants were recorded as a charge and an increase, respectively, in additional paid-in capital in shareholders’ equity as separate equity transactions.
For income tax reporting purposes, the Company has elected to integrate the 0.875% Convertible Notes and the note hedges. Integration of the note hedges with the 0.875% Convertible Notes creates an original issue discount (“OID”) debt instrument for income tax reporting purposes. Therefore, the cost of the note hedges will be accounted for as interest expense over the term of the 0.875% Convertible Notes for income tax reporting purposes. The associated income tax benefits that are recognized for financial reporting purposes will be recognized as a reduction in the income tax provision in the periods that the deductions are taken for income tax reporting purposes.
Proceeds from the offering were used to pay down $87.8 million outstanding, including accrued interest, under the Company’s Amended Credit Facility, to pay $124.5 million for the cost of the note hedges, and to pay approximately $9.4 million in debt issuance costs that are being amortized to interest expense over the term of the 0.875% Convertible Notes. Additionally, the Company received $80.4 million in proceeds from the issuance of the warrants. As of the conclusion of these transactions, the net effect of the receipt of the funds from the 0.875% Convertible Notes and the payments and proceeds mentioned above was an increase in cash of approximately $213.7 million, which will be used by the Company for general corporate purposes including acquisitions.

On December 22, 2005, Grupo General Cable Sistemas, S.A., a wholly owned Spanish subsidiary of General Cable, entered into both a term loan facility (“Spanish Term Loan”) and a revolving credit facility (“Spanish Credit Facility”) totaling €75 million. This combined facility was entered into to provide Euro-denominated borrowings to partly fund the subsidiary’s acquisition of Silec, the wire and cable manufacturing business of SAFRAN S.A., and to provide funds for general corporate needs of the European business. See “Acquisitions and Divestitures” for more details on the acquisition of Silec.
The Spanish Term Loan of €50 million was available in up to three tranches, with an interest rate of Euribor plus 0.8% to 1.5% depending on certain debt ratios. Two of the tranches have expired. The remaining tranche of the Spanish Term Loan is repayable in fourteen semi-annual installments, maturing seven years following the draw down. As of December 31, 2006, the U.S. dollar equivalent of $33.9 million was drawn under this term loan facility and no availability remains under the Spanish Term Loan.
The Spanish Credit Facility of €25 million matures at the end of five years and carries an interest rate of Euribor plus 0.6% to 1.0% depending on certain debt ratios. No funds are currently drawn under the Spanish Credit Facility, leaving undrawn availability of approximately the U.S. dollar equivalent of $33.0 million as of December 31, 2006. Commitment fees ranging from 15 to 25 basis points per annum on any unused commitments under the Spanish Credit Facility will be assessed to Grupo General Cable Sistemas, S.A., and are payable on a quarterly basis.
The combined facility is subject to certain financial ratios of the European group, the most restrictive of which is net debt to EBITDA (earnings before interest, taxes, depreciation and amortization). In addition, the indebtedness under the combined facility is guaranteed by the Company’s Portuguese subsidiary and by Silec Cable, S.A.S.
In addition to the Spanish Term Loan and Spanish Credit Facility, the Company has approximately $69.1 million of uncommitted facilities in Europe, which allow the Company to sell at a discount, with limited recourse or no recourse, portions of its accounts receivable to financial institutions. At December 31, 2006, approximately $7.1 million was drawn on the accounts receivable facilities available to ECN Cable.
On August 31, 2006, the Company acquired ECN Cable and assumed the U.S. dollar equivalent of $38.6 million (at prevailing exchange rates during that period) of mostly short-term ECN Cable debt as a part of the acquisition. On December 15, 2006, approximately $6.9 million (at the prevailing exchange rate on that date) of debt was paid and cancelled. As of December 31, 2006, ECN Cable’s debt was the U.S. dollar equivalent of $31.6 million, of which approximately $27.0 million was short-term, including approximately $7.1 million relating to the uncommitted accounts receivable facilities mentioned in the previous paragraph, approximately $4.5 million under open debt lines that charge interest at Euribor plus 0.5% and had additional availability of approximately $10.0 million at December 31, 2006, and approximately $20.0 million of short-term financing agreements at various interest rates.
On December 27, 2005, General Cable entered into a capital lease for certain pieces of equipment being used at the Company’s Indianapolis polymer plant. The capital lease agreement provides that the lease payments for the machinery and equipment will be approximately $0.6 million semi-annually, or approximately $1.2 million on an annual basis. The lease expires in December of 2010, and General Cable has the option to purchase the machinery and equipment for fair value at the end of the lease term. The present value of the minimum lease payments on the capital lease at inception was approximately $5.0 million that has been reflected in fixed assets and in short-term and long-term lease obligations, as appropriate, in the Company’s balance sheet.
The underfunding of the defined benefit plans at December 31, 2004 was $33.0 million. During 2004, the after tax charge to accumulated other comprehensive income was increased by $0.2 million in order to record a minimum pension liability equal to the underfunded status of the Company’s defined benefit plans. During the fourth quarter of 2005, as a result of worse than expected investment asset performance and changes in certain actuarial assumptions, including the discount rate and mortality rate, the Company was required to record an additional minimum pension liability on its books in an amount that would fully accrue the underfunded status of the plans. As of December 31, 2005, the defined benefit plans were underfunded by approximately $40.9 million based on the actuarial methods and assumptions utilized for purposes of the applicable accounting rules and interpretations, and the Company accrued an additional liability of $13.6 million. The underfunding of the defined benefit plans at December 31, 2006 was $35.7 million. During 2006, as a result of improved asset performance, the Company was able to reduce the after tax charge to accumulated other comprehensive income by $6.4 million. In 2006, pension expense increased approximately $1.6 million, excluding the 2005 $0.7 million curtailment charge, from 2005 and cash contributions decreased approximately $2.5 million from 2005. In 2007, pension expense is expected to decrease approximately $1.4 million from 2006, principally due to strong plan asset returns. Cash contributions are expected to decrease up to approximately $3.4 million from 2006.

As mentioned previously in the “Current Business Environment” section, a cross currency and interest rate swap was entered into in 2005 by the Company to hedge the effects of the changes in spot exchange rates on the value of its investment in its European operations and to reduce the borrowing cost on a portion of the $285.0 million in 9.5% Senior Notes. Under the 9.5% Senior Notes, the Company is required to make payments, at a fixed interest rate of 9.5%, on the $285.0 million balance of the 9.5% Senior Notes to the holders of the 9.5% Senior Notes. Under the swap, the Company is required to make future payments, at a fixed interest rate of 7.5%, on the Euro-denominated balance of its cross currency and interest rate swap to the parties involved in the swap. The Company is also required, at the end of the swap’s life in the fourth quarter of 2007, to swap the original Euro-denominated principal balance that was equivalent to approximately $165.2 million as of December 31, 2006. However, the Company, in return, receives payments from the parties involved in the swap, at a fixed rate of 9.5%, on the dollar-denominated balance of its cross currency and interest rate swap, and the Company will receive, at the end of the swap’s life in the fourth quarter of 2007, a payment on the original dollar-denominated principal balance of $150.0 million.
The principal U.S. operating subsidiary has unconditionally guaranteed the payments required to be made to the parties involved in the swap. The guarantee continues until the commitment under the swap has been paid in full, including principal plus interest, with the final amount due in November 2007. This subsidiary’s maximum exposure under this guarantee was approximately $178.2 million as of December 31, 2006, however the net exposure position was an unfavorable $13.8 million. As of December 31, 2006, no significant liability was recorded on the Company’s Consolidated Balance Sheet for this guarantee.
The Company’s Spanish operating company, Grupo General Cable Sistemas (“Grupo General”), participates in accounts payable confirming arrangements with several European financial institutions. Grupo General negotiates payment terms with suppliers of generally 180 days and submits invoices to the financial institutions with instructions for the financial institutions to transfer funds from Grupo General’s accounts on the due date (on day 180) to the receiving parties to pay the invoices in full. The banks may, at their discretion, negotiate directly with the suppliers for earlier payment terms at a discount, and the discount is kept by the banks. The suppliers may also decline to participate in an early payment arrangement. At December 31, 2006, these arrangements had a maximum availability limit of the equivalent of $277.2 million, of which approximately $227.2 million was drawn. If these arrangements were reduced or terminated, Grupo General would have to pay its suppliers directly.
As part of General Cable’s ongoing efforts to reduce total operating costs, the Company continuously evaluates its ability to more efficiently utilize existing manufacturing capacity. Such evaluation includes the costs associated with and benefits to be derived from the combination of existing manufacturing assets into fewer plant locations and the possible outsourcing of certain manufacturing processes. During 2004, the Company completed the closure of certain of its manufacturing plants which resulted in a $7.4 million charge in 2004 (of which approximately $4.7 million were cash payments). During 2004, the Company also closed its rod mill operation and sold certain equipment utilized in that operation which resulted in a net gain of $0.3 million. During 2005, the Company closed certain of its Telecommunications and Networking manufacturing plants which resulted in a net $18.6 million charge in 2005 (of which approximately $7.5 million were cash payments). There were no material charges recorded for closure costs during 2006.
In conjunction with the assessment that the Company carried out as a result of the requirements of FIN 47, “Accounting for Conditional Asset Retirement Obligations,” the Company identified various operating facilities that contain encapsulated asbestos that existing legislation would require the Company to dispose of with special procedures upon a demolition or major renovation of the facilities. No liability has currently been recognized for the majority of these operating facilities on the Company’s Consolidated Balance Sheets for these special procedures since the Company does not have the information available to estimate a range of potential settlement dates. Based on the consideration of past practice, asset economic life, recent and current changes in the industry and the Company including the reduction of capacity, the implementation of Lean initiatives, the growing importance of energy infrastructure and grid improvement and the growing interest in alternative energy sources, and the fact that the operating facilities are in full use and no plans in any budget, forecast or other forward-looking plan of the Company currently projects any of these facilities to undergo demolition or major renovation, an estimate is not possible. At any time in the future when any of these facilities is designated for demolition or major renovation or an assessment of the above factors indicates that demolition or major renovation may be necessary, the Company will then have the information it needs to estimate and record the potential liability, and the Company intends to do so at that time.

Summarized information about the Company’s contractual obligations and commercial commitments as of December 31, 2006 is as follows (in millions of dollars):

	Payments Due by Period
		Less than	1 – 3	4 – 5	After 5
	Total	1 Year	Years	Years	Years
Contractual obligations(1):
Total debt (excluding capital leases)	$736.3	$54.5	$15.9	$296.2	$369.7
Capital leases	4.3	1.0	2.1	1.2	—
Interest payments on 9.5% Senior Notes	108.3	27.1	54.2	27.0	—
Interest payments on 0.875% Convertible Notes	21.7	3.1	6.2	6.2	6.2
Preferred stock dividend payments	2.1	0.3	0.6	0.6	0.6
Operating leases(2)	32.9	7.9	11.8	7.4	5.8
Defined benefit pension obligations(3)	4.9	4.9	—	—	—
Postretirement benefits	12.4	1.7	3.2	2.9	4.6
Commodity futures and forward pricing agreements(4)	382.9	377.3	5.6	—	—
Foreign currency contracts(4)	152.0	116.6	35.4	—	—
Cross currency and interest rate swap	178.2	178.2	—	—	—

Total	$1,636.0	$772.6	$135.0	$341.5	$386.9

(1)	This table does not include interest payments on General Cable’s variable rate debt because the future amounts are based on variable interest rates and the amount of the borrowings under the Amended Credit Facility and Spanish Credit Facility fluctuate depending upon the Company’s working capital requirements.

(2)	Operating lease commitments are described under “Off Balance Sheet Assets and Obligations.”

(3)	Defined benefit pension obligations reflect the Company’s estimates of contributions that will be required in 2007 to meet current law minimum funding requirements. Amounts beyond one year have not been provided because they are not determinable.

(4)	Information on these items is provided under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”
The Company anticipates being able to meet its obligations as they come due based on historical experience and the expected availability of funds under its current credit facilities.
Off Balance Sheet Assets and Obligations
As part of the BICC plc acquisition, BICC agreed to indemnify General Cable against environmental liabilities existing at the date of the closing of the purchase of the business. In the sale of the businesses to Pirelli, General Cable generally indemnified Pirelli against any environmental liabilities on the same basis as BICC plc indemnified the Company in the earlier acquisition. However, the indemnity the Company received from BICC plc related to the European business sold to Pirelli terminated upon the sale of those businesses to Pirelli. In addition, General Cable has agreed to indemnify Pirelli against any warranty claims relating to the prior operation of the business. General Cable has also agreed to indemnify Southwire Company against certain liabilities arising out of the operation of the business sold to Southwire prior to its sale. As a part of the 2005 acquisition, SAFRAN SA agreed to indemnify General Cable against certain environmental liabilities existing at the date of the closing of the purchase of Silec.
During 2005 and 2006, one of the Company’s international operations contracted with a bank to transfer accounts receivable that it was owed from one customer to the bank in exchange for payments of approximately $1.0 million and $3.3 million, respectively. As the transferor, the Company surrendered control over the financial assets included in the transfer and had no further rights regarding the transferred assets. The transfers were treated as sales and the approximate $4.3 million received was accounted for as proceeds from the sales. All assets sold were removed from the Company’s balance sheet upon completion of the transfers, and no further obligations exist under these agreements.
General Cable has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. Future minimum rental payments required under non-cancelable lease agreements at December 31, 2006 were as follows: 2007 – $7.9 million, 2008 – $6.6 million, 2009 – $5.2 million, 2010 – $4.5 million, 2011 – $2.9 million, and thereafter $5.8 million. Rental expense recorded in income from continuing operations was $11.3 million, $12.6 million and $10.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company had outstanding letters of credit related to its Amended Credit Facility of approximately $31.4 million and $32.9 million, respectively, as of December 31, 2006 and 2005. These letters of credit are primarily renewed on an annual basis, and the majority of the amount relates to risks associated with an outstanding industrial revenue bond, with self insurance claims and with defined benefit plan obligations. The Company also had approximately $30.5 million in letters of credit related to Silec to cover risks associated with performance on some of its contracts as of December 31, 2006.
See the previous section, “Debt and Other Contractual Obligations,” for information on debt-related guarantees.
Environmental Matters
The Company’s expenditures for environmental compliance and remediation amounted to approximately $0.7 million in 2006, $1.5 million in 2005 and $1.4 million in 2004. In addition, certain of General Cable’s subsidiaries have been named as potentially responsible parties in proceedings that involve environmental remediation. The Company had accrued $1.9 million at December 31, 2006 for all environmental liabilities. In the Wassall acquisition of General Cable from American Premier Underwriters, American Premier indemnified the Company against certain environmental liabilities arising out of General Cable or its predecessors’ ownership or operation of properties and assets, which were identified during the seven-year period ended June 2001. As part of the 1999 acquisition, BICC plc agreed to indemnify General Cable against environmental liabilities existing at the date of the closing of the purchase of the business. As a part of the 2005 acquisition, SAFRAN SA agreed to indemnify General Cable against certain environmental liabilities existing at the date of the closing of the purchase of Silec. The Company has agreed to indemnify Pirelli and Southwire Company against certain environmental liabilities arising out of the operation of the divested businesses prior to the sale. However, the indemnity the Company received from BICC plc related to the business sold to Pirelli terminated upon the sale of those businesses to Pirelli. While it is difficult to estimate future environmental liabilities, the Company does not currently anticipate any material adverse effect on results of operations, cash flows or financial position as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
General Cable is exposed to various market risks, including changes in interest rates, foreign currency exchange rates and raw material (commodity) prices. To manage risk associated with the volatility of these natural business exposures, General Cable enters into interest rate, commodity and foreign currency derivative agreements related to both transactions and its net investment in its European operations as well as copper and aluminum forward pricing agreements. General Cable does not purchase or sell derivative instruments for trading purposes. General Cable does not engage in trading activities involving commodity contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques.
Interest Rate Risk
General Cable has utilized interest rate swaps and interest rate collars to manage its interest expense exposure by fixing its interest rate on a portion of the Company’s floating rate debt. Under the swap agreements, General Cable typically paid a fixed rate while the counterparty paid to General Cable the difference between the average fixed rate and the three-month LIBOR rate. During 2001, the Company entered into several interest rate swaps which effectively fixed interest rates for borrowings under the former credit facility and other debt. At December 31, 2006, the remaining outstanding interest rate swap had a notional value of $9.0 million, an interest rate of 4.49% and matures in October 2011. The Company does not provide or receive any collateral specifically for this contract. The fair value of interest rate derivatives, which are designated as and qualify as cash flow hedges as defined in SFAS No. 133, are based on quoted market prices and third party provided calculations, which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments. At December 31, 2006 and 2005, the net unrealized loss on interest rate derivatives and the related carrying value was $(0.4) million. A 10% change in the variable rate would change the unrealized loss by $0.2 million in 2006. All interest rate derivatives are marked-to-market with changes in the fair value of qualifying cash flow hedges recorded as other comprehensive income.
Raw Material Price Risk
General Cable’s reported net sales are directly influenced by the price of copper and to a lesser extent aluminum. The price of copper and aluminum has been subject to considerable volatility, with the daily selling price of copper cathode on the COMEX averaging $3.09 per pound in 2006, $1.68 per pound in 2005 and $1.29 per pound in 2004 and the daily price of aluminum rod averaging $1.22 per pound in 2006, $0.92 per pound in 2005 and $0.85 per pound in 2004.
General Cable utilizes the LIFO method of inventory accounting for its metals inventory. The Company’s use of the LIFO method results in its statement of operations reflecting the current costs of metals, while metals inventories in the balance sheet are valued at historical costs as the LIFO layers were created. As a result of volatile copper prices, the replacement cost of the Company’s copper inventory exceeded the historic LIFO cost by approximately $167 million at December 31, 2006 and by approximately $107 million at December 31, 2005. If LIFO inventory quantities are reduced in a period when replacement costs exceed the LIFO value of the inventory, the Company would experience an increase in reported earnings. Conversely, if LIFO inventory quantities are reduced in a period when replacement costs are lower than the LIFO value of the inventory, the Company would experience a decline in reported earnings. If the Company were not able to recover the LIFO value of its inventory in some future period when replacement costs were lower than the LIFO value of the inventory, the Company would be required to take a charge to recognize in its statement of operations an adjustment of LIFO inventory to market value. During 2005, the Company reduced its copper inventory quantities in North America resulting in a $1.1 million LIFO gain since LIFO inventory quantities were reduced in a period when replacement costs were higher than the LIFO value of the inventory.
Outside of North America, General Cable enters into commodity futures contracts, which are designated as and qualify as cash flow hedges as defined in SFAS 133, for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. At December 31, 2006 and 2005, General Cable had an unrealized gain (loss) of $(10.8) million and $11.6 million, respectively, on the commodity futures. A 10% change in the price of copper and aluminum would result in a change in the unrealized loss of $10.6 million in 2006.
Also, in North America, and to a lesser extent in Europe, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption of SFAS No. 133 because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At December 31, 2006 and 2005, General Cable had $165.4 million and $106.2 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At December 31, 2006 and 2005, General Cable had an unrealized gain (loss) of $(10.1) million and $11.4 million, respectively, related to these transactions. General Cable expects the unrealized losses under these agreements to be offset as a result of firm sales price commitments with customers.
Foreign Currency Exchange Rate Risk
The Company enters into forward exchange contracts, which are designated as and qualify as cash flow hedges as defined in SFAS 133, principally to hedge the currency fluctuations in certain transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. Principal transactions hedged during the year were firm sales and purchase commitments. The fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At December 31, 2006 and 2005, the net unrealized gain (loss) on the net foreign currency contracts was $(5.6) million and $0.3 million, respectively. A 10% change in the exchange rate for these currencies would change the unrealized loss by $16.2 million in 2006.
In October 2005, the Company entered into a U.S. dollar to Euro cross currency and interest rate swap agreement with a notional value of $150 million, which is designated as and qualifies as a net investment hedge of the Company’s net investment in its European operations, in order to hedge the effects of the changes in spot exchange rates on the value of the net investment. The swap has a term of just over two years with a maturity date of November 15, 2007. The fair value of the cross currency and interest rate swap is determined with the assistance of third party provided calculations. At December 31, 2006 and 2005, the net unrealized gain (loss) on the swap was $(15.2) million and $1.6 million, respectively. A 10% change in the exchange rate would change the unrealized loss by $16.5 million in 2006. The swap is marked-to-market quarterly using the “spot method” to measure the amount of hedge ineffectiveness. Changes in the fair value of the swap as they relate to spot exchange rates are recorded as other comprehensive income (loss) whereas changes in the fair value of the swap as they relate to the interest rate differential and the change in interest rate differential since the last marked-to-market date, equaling approximately $(0.3) million and $1.0 million as of December 31, 2006 and 2005, respectively, are recognized currently in earnings for the period.
Fair Value of Designated Derivatives
Unrealized gains and losses on the designated cash flow and net investment hedge financial instruments identified above are recorded in other comprehensive income (loss) until the underlying transaction occurs and is recorded in the statement of operations at which point such amounts included in other comprehensive income (loss) are recognized in earnings. This recognition generally will occur over periods of less than one year, except for the recognition of gain (loss) related to the net investment hedge. During the years ended December 31, 2006, 2005 and 2004, a $20.9 million gain, a $3.9 million gain, and a $(1.0) million loss, respectively, were reclassified from accumulated other comprehensive income to the statement of operations.
The notional amounts and fair values of these designated cash flow and net investment hedge financial instruments at December 31, 2006 and 2005 are shown below (in millions). The net carrying amount of the designated cash flow and net investment hedge financial instruments was a net liability of $(31.1) million at December 31, 2006 and a net asset of $14.1 million at December 31, 2005.

	2006		2005
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Cash flow hedges:
Interest rate swap	$9.0	$(0.4)	$9.0	$(0.4)
Foreign currency forward exchange	152.0	(5.6)	43.1	0.3
Commodity futures	217.6	(10.8)	39.9	11.6
Net investment hedges:
Cross currency and interest rate swap	150.0	(14.3)	150.0	2.6

		$(31.1)		$14.1

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. The Company periodically evaluates the design and effectiveness of its disclosure controls and internal control over financial reporting. The Company makes modifications to improve the design and effectiveness of its disclosure controls and internal control structure, and may take other corrective action, if its evaluations identify a need for such modifications or actions. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.
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
In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). As a part of this evaluation, the Company has determined that control deficiencies in its internal control over financial reporting that existed as of December 31, 2006 constitute a material weakness within the meaning of the Public Company Accounting Oversight Board’s Auditing (PCAOB) Standard No. 2. The material weakness was identified as part of the Company’s internal control assessment process as described below, and because management considers its internal controls over financial reporting to intersect with its disclosure controls, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2006. This is due solely to the material weakness related to its Silec Cable, SAS (“Silec”) subsidiary.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such item is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f).
Under the supervision and with the participation of management, including the CEO and the CFO, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this process, management identified the following material weakness in the Company’s internal control over financial reporting as of December 31, 2006:
Controls over Financial Reporting at Silec Subsidiary — Silec was acquired by the Company in December 2005 and was previously a division of a large French company. In connection with management’s assessment, management has determined that Silec did not complete implementation of adequate internal controls for the purposes of identifying, recording, and reporting Silec’s financial results of operations. Specifically, as part of the transition to the Company, as of December 31, 2006, Silec had not completed a migration of systems from those provided by its former parent. Management determined that the controls over granting and monitoring access to its financial reporting system were not adequate. Further, management’s testing of business process controls identified several control deficiencies, including lack of supporting documentation and lack of timely and sufficient financial statement account reconciliation and analysis. Management determined that in the aggregate, these control deficiencies result in a more than remote likelihood that a material misstatement in the interim or annual financial statements could occur and not be prevented or detected.

Due to the material weakness discussed above, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2006.
Remediation Activities
Management is taking the following steps to remediate this material weakness:
•	In February 2007, a significant portion of Silec’s financial systems were migrated to the Company’s existing European financial system. The remainder of Silec’s systems are expected to be migrated to independent systems, with appropriate controls in place, by December 31, 2007.

•	To ensure successful transition to a formal control structure and to address the internal control implementation issues noted above, Silec has added several resources with Sarbanes-Oxley compliance experience to its financial reporting function including a Chief Accountant, a Director of Cost Accounting, a Treasurer and an IT Director.
Changes in Internal Control over Financial Reporting
As a result of completing their final testing of internal control over financial reporting at Silec in the fiscal quarter ended December 31, 2006, management identified the material weakness discussed above. There have been no other changes in the Company’s internal control over financial reporting, as such item is defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f), during the fiscal quarter ended December 31, 2006, that have materially affected, or are reasonable likely to materially affect the Company’s internal control over financial reporting.
Deloitte & Touche LLP, an independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
General Cable Corporation:
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that General Cable Corporation and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment:
Aggregation of Control Deficiencies at Silec Subsidiary
Silec was acquired by the Company in December 2005 and was previously a division of a large French company. Silec did not complete implementation of adequate internal controls for the purposes of identifying, recording and reporting its financial results of operations. Specifically, as part of the transition to the Company, Silec did not complete a migration of systems from those provided by its former parent before December 31, 2006, and management concluded controls over granting and monitoring access to its financial reporting system were not adequate. Further, testing of business process controls identified several control deficiencies, including lack of supporting documentation and lack of timely and sufficient financial statement account reconciliation and analysis. These deficiencies were concluded to be a material weakness, in the aggregate, and result in a more than remote likelihood that a material misstatement in the interim or annual financial statements could occur and not be prevented or detected.
This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows as of and for the year ended December 31, 2006, of the Company and our report dated March 1, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” on January 1, 2006 and Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R),” on December 31, 2006.
DELOITTE & TOUCHE LLP
Cincinnati, Ohio
March 1, 2007

ITEM 9B. OTHER INFORMATION
None.
PART III.
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
See the information on the Company’s Executive Officers in Item 1 under the heading, “Executive Officers of the Registrant.” Except as set forth in Item 1, the additional information required by this item, including information on the Directors of the Company, is included in the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 2006, and is incorporated herein by reference.
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
On May 18, 2006, the Company submitted its Annual Chief Executive Officer Certification to the New York Stock Exchange as required by Section 303A.12 (a) of the New York Stock Exchange Listed Company Manual.
The Chief Executive Officer and Chief Financial Officer Certifications required under Section 302 of the Sarbanes-Oxley Act are filed as exhibits to the Company’s Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is included in the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 2006, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
A description of General Cable’s equity compensation plans is set forth in Note 14 of the Notes to Consolidated Financial Statements. The following table sets forth information about General Cable’s equity compensation plans as of December 31, 2006 (in thousands, except per share price):

			Number of securities
	Number of	Weighted-	remaining available for
	securities to be	average	future issuance under
	issued upon exercise	exercise price	equity compensation plans
	of outstanding	of outstanding	(excluding securities
	options (1)	options	reflected in first column)
Shareholder approved plans:
1997 Stock Incentive Plan	742	$11.40	274
2005 Stock Incentive Plan	108	23.24	1,408
Non-shareholder approved plans:
2000 Stock Option Plan	239	9.80	286

Total	1,089	$12.22	1,968

(1)	Excludes restricted stock of 1,715,290 shares awarded and outstanding from the 1997 Plan and restricted stock of 284,022 shares awarded and outstanding from the 2005 Plan through December 31, 2006.
Other information required by this item is included in the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 2006, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this item is included in the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 2006, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is included in the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 2006, and is incorporated herein by reference.
PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a)	Documents filed as part of the Form 10-K:
1.	Consolidated Financial Statements are included in Part II, Item 8.

2.	Financial Statement Schedule filed herewith for 2006, 2005 and 2004:
II.	Valuation and Qualifying Accounts Page 126
All other schedules for which provisions are made in the applicable regulation of the Securities and Exchange Commission have been omitted as they are not applicable, not required, or the required information is included in the Consolidated Financial Statements or Notes thereto.
3.	The exhibits listed on the accompanying Exhibit Index are filed herewith or incorporated herein by reference.
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

General Cable Corporation

Signed: March 1, 2007	By:	/s/ GREGORY B. KENNY

Gregory B. Kenny
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ GREGORY B. KENNY	President, Chief Executive Officer and Director	March 1, 2007
Gregory B. Kenny	(Principal Executive Officer)

/s/ ROBERT J. SIVERD	Executive Vice President, General Counsel and Secretary	March 1, 2007
Robert J. Siverd

/s/ BRIAN J. ROBINSON	Senior Vice President, Chief Financial Officer and Treasurer	March 1, 2007
Brian J. Robinson	(Principal Financial and Accounting Officer)

/s/ JOHN E. WELSH, III	Non-executive Chairman and Director	March 1, 2007
John E. Welsh, III

/s/ GREGORY E. LAWTON	Director	March 1, 2007
Gregory E. Lawton

/s/ CRAIG P. OMTVEDT	Director	March 1, 2007
Craig P. Omtvedt

/s/ ROBERT L. SMIALEK	Director	March 1, 2007
Robert L. Smialek

Exhibit Index

Exhibit
Number	Description
1.1	Purchase Agreement for the $315.0 million 0.875% Senior Convertible Notes Due 2013 dated November 9, 2006 (incorporated by reference to Exhibit 1.1 to the Form 8-K Current Report as filed on November 16, 2006).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-22961) of the Company filed with the Securities and Exchange Commission on March 7, 1997, as amended (the “Initial S-1”).

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Initial S-1).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Initial S-1).

4.2	Certificate of Designations (incorporated by reference to Exhibit 4.1 to the Form 8-K filed December 12, 2003).

4.3	Indenture among the Company, certain guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed December 12, 2003).

4.4	Registration Rights Agreement among the Company and the Initial Purchasers relating to the Series A Redeemable Convertible Preferred Stock (incorporated by reference to Exhibit 4.3 to the Form 8-K filed December 12, 2003).

4.5	Registration Rights Agreement among the Company, certain guarantors and the Initial Purchasers relating to the Notes (incorporated by reference to Exhibit 4.4 to the Form 8-K filed December 12, 2003).

4.6	Indenture for the $315.0 million 0.875% Senior Convertible Notes Due 2013 dated November 9, 2006 (incorporated by reference to Exhibit 4.1 to the Form 8-K Current Report as filed on November 16, 2006).

10.2**	General Cable Corporation 1998 Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1997).

10.3**	General Cable Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Initial S-1).

10.4**	General Cable Corporation 1997 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1997).

10.7**	Employment Agreement dated May 13, 1997, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.6 to the Initial S-1).

10.8**	Amendment dated March 16, 1998 to Employment Agreement dated May 13, 1997, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1997).

10.9**	Employment Agreement dated May 13, 1997, between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.7 to the Initial S-1).

10.10**	Employment Agreement dated May 13, 1997, between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.10 to the Initial S-1).

10.12**	Change-in-Control Agreement dated May 13, 1997, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.10 to the Initial S-1).

10.13**	Change-in-Control Agreement dated May 13, 1997, between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.11 to the Initial S-1).

10.14**	Change-in-Control Agreement dated May 13, 1997, between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.12 to the Initial S-1).

10.15	Form of Intercompany Agreement among Wassall PLC, Netherlands Cable V.B. and the Company (incorporated by reference to Exhibit 10.14 to the Initial S-1).

10.16	Stock Purchase Agreement dated May 13, 1997, among Wassall PLC, General Cable Industries Inc. and the Company (incorporated by reference to Exhibit 10.15 to the Initial S-1).

10.17**	General Cable Corporation Deferred Compensation Plan dated April 1, 1996 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1998).

10.18**	Amended and Restated General Cable Corporation Deferred Compensation Plan dated December 14, 1998 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1998).

10.19	Credit Agreement between the Company, Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.20	Amendment dated October 8, 1999 to the Credit Agreement between the Company, Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.22**	Employment Agreement dated October 18, 1999, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

Exhibit
Number	Description
10.23**	Employment Agreement dated October 18, 1999, between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.23 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.24**	Employment Agreement dated October 18, 1999, between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.26**	Change-in-Control Agreement dated October 18, 1999 between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.26 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.27**	Change-in-Control Agreement dated October 18, 1999 between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.28**	Change-in-Control Agreement dated October 18, 1999 between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.29**	BICCGeneral Supplemental Executive Retirement Plan dated December 15, 1999 (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1999).

10.30**	BICCGeneral Mid-Term Incentive Plan dated February 1, 2000 (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1999).

10.31	Share Purchase Agreement between General Cable Corporation and Pirelli Cavi e Sistemi S.p.A. dated February 9, 2000 (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1999).

10.32	Second amendment dated March 9, 2000 to the Credit Agreement between the Company, Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Exhibit 10.32 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.33**	Amended and Restated Employment Agreement dated April 28, 2000, between Stephen Rabinowitz and the Company (incorporated by reference to Exhibit 10.33 to the Quarterly report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.34**	Amended and Restated Employment Agreement dated April 28, 2000, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.34 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.35**	Amended and Restated Employment Agreement dated April 28, 2000, between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.35 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.36**	Amended and Restated Employment Agreement dated April 28, 2000, between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.36 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.38**	Amended and Restated Change-in-Control Agreement dated April 28, 2000 between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.38 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period end March 31, 2000).

10.39**	Amended and Restated Change-in-Control Agreement dated April 28, 2000, between Christopher F. Virgulak and the Company (incorporated by reference to Exhibit 10.39 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.40**	Amended and Restated Change-in-Control Agreement dated April 28, 2000 between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.40 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.41	Third amendment dated January 24, 2001 to the Credit Agreement between the Company, Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2000).

10.42**	General Cable Corporation 2000 Stock Option Plan (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2000).

10.43	Asset Purchase Agreement between Southwire Company and General Cable Industries, Inc. and General Cable Corporation dated September 5, 2001 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period end September 30, 2001).

Exhibit
Number	Description
10.44**	Term Sheet dated August 7, 2001, for Retirement and Termination of Employment Agreement dated October 18, 1999, as Amended, between General Cable Corporation and Stephen Rabinowitz (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 2001).

10.45**	Amendment dated August 6, 2001, to Employment Agreement between Gregory B. Kenny and General Cable Corporation (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 2001).

10.46**	Amendment dated August 6, 2001, to Change-in-Control Agreement between Gregory B. Kenny and General Cable Corporation (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 2001).

10.47	Master Pooling and Servicing Agreement, dated as of May 9, 2001, among General Cable Capital Funding, Inc., General Cable Industries, Inc. and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2001).

10.48	Series 2001-1 Supplement to Master Pooling and Servicing Agreement, dated as of May 9, 2001, among General Cable Capital Funding, Inc., General Cable Industries, Inc. and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K of General Cable Corporation for year ended December 31, 2001).

10.49	Series VFC Supplement to Master Pooling and Servicing Agreement, dated as of May 9, 2001, among General Cable Capital Funding, Inc., General Cable Industries, Inc. and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2001).

10.50	Receivables Sale Agreement, dated as of May 9, 2001, between General Cable Industries, Inc. and General Cable Capital Funding, Inc. (incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2001).

10.51	First amendment dated December 21, 2001 to the Series 2001-1 Supplement to Master Pooling and Servicing Agreement dated as of May 9, 2001, (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2001).

10.52	Amendment dated April 19, 2002 to the Credit Agreement between the Company, JP Morgan Chase Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2002).

10.53	Fifth Amendment dated October 11, 2002 to the Credit Agreement between the Company, JP Morgan Chase Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Form 8-K filed on October 14, 2002).

10.54	Sixth Amendment dated December 26, 2002 to the Credit Agreement between the Company, JP Morgan Chase Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to exhibit 10.54 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2002).

10.55**	General Cable Corporation 2000 Stock Option Plan, amended and restated as of July 30, 2002 (incorporated by reference to exhibit 10.55 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2002).

10.56**	Amendment No. 2 dated July 11, 2003 to Employment Agreement dated April 28, 2000 between Gregory B. Kenny and the Company (incorporated by reference to exhibit 10.56 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended June 30, 2003).

10.57**	Amendment No. 1 dated July 11, 2003 to Employment Agreement dated April 28, 2000 between Christopher F. Virgulak and the Company (incorporated by reference to exhibit 10.57 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended June 30, 2003).

10.58**	Amendment No. 1 dated July 11, 2003 to Employment Agreement dated April 28, 2000 between Robert J. Siverd and the Company (incorporated by reference to exhibit 10.58 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended June 30, 2003).

10.59**	Assignment Agreement dated June 9, 2003 by Gregory B. Kenny to General Cable Corporation (incorporated by reference to exhibit 10.59 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2003).

10.60**	Assignment Agreement dated June 9, 2003 by Christopher F. Virgulak to General Cable Corporation (incorporated by reference to exhibit 10.60 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2003).

10.61**	Assignment Agreement dated June 9, 2003 by Robert J. Siverd to General Cable Corporation (incorporated by reference to exhibit 10.61 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2003).

Exhibit
Number	Description
10.62	Trust Termination Agreement for General Cable 2001 Master Trust dated November 24, 2003 (incorporated by reference to exhibit 10.62 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2003).

10.63	Credit Agreement between the Company, Merrill Lynch Capital as Collateral and Syndication Agent, UBS AG as Administrative Agent and the lenders signatory thereto dated November 24, 2003 (incorporated by reference to exhibit 10.63 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2003).

10.64	Code of Business Conduct and Ethics dated December 16, 2003 (incorporated by reference to exhibit 10.64 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2003).

10.65	Corporate Governance Principles and Guidelines dated January 2004 (incorporated by reference to exhibit 10.65 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2003).

10.66	First Amendment dated April 14, 2004, to the Credit Agreement between the Company, Merrill Lynch Capital as Collateral and Syndication Agent, UBS AG as Administrative Agent and the lenders signatory thereto dated November 24, 2003 (incorporated by reference to exhibit 10.66 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarter ended March 31, 2004).

10.67**	Form of Grant Agreement pursuant to the General Cable Corporation 1997 Stock Incentive Plan (incorporated by reference to exhibit 10.67 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarter ended October 1, 2004).

10.68**	Form of Grant Agreement pursuant to the General Cable Corporation 2000 Stock Option Plan (incorporated by reference to exhibit 10.68 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarter ended October 1, 2004).

10.69	Amended and restated Credit Agreement dated October 22, 2004, between the Company and Merrill Lynch Capital as collateral and syndication agent, UBS AG as Administrative Agent and the lenders signatory thereto (incorporated by reference to exhibit 10.69 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarter ended October 1, 2004).

10.70	First Amendment dated June 13, 2005 to the Amended and Restated Credit Agreement between the Company, Merrill Lynch Capital as Collateral and Syndication Agent, UBS AG as Administrative Agent and the lenders signatory thereto (incorporated by reference to exhibit 10.70 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarter ended July 1, 2005).

10.71	Second Amended and restated Credit Agreement dated November 23, 2005, between the Company and Merrill Lynch Capital as Collateral and Administrative Agent, National City Business Credit, Inc., as Syndication Agent and the lenders signatory thereto (incorporated by reference to exhibit 10.65 to the Annual Report on Form 10-K/A of General Cable Corporation for the year ended December 31, 2005).

10.72	Credit Agreement between Grupo General Cable Sistemas, S.A., and Banco de Sabadell, S.A., as Agent and Financial Institution, dated December 22, 2005 (incorporated by reference to exhibit 10.65 to the Annual Report on Form 10-K/A of General Cable Corporation for the year ended December 31, 2005).

10.73	Master Agreement confirming the initiation of a $75.0 million cross currency and interest rate swap between General Cable Corporation and Merrill Lynch Capital Services, Inc., dated October 13, 2005 (incorporated by reference to exhibit 10.65 to the Annual Report on Form 10-K/A of General Cable Corporation for the year ended December 31, 2005).

10.74	Master Agreement confirming the initiation of a $75.0 million cross currency and interest rate swap between General Cable Corporation and Bank of America, N. A., dated October 13, 2005 (incorporated by reference to exhibit 10.65 to the Annual Report on Form 10-K/A of General Cable Corporation for the year ended December 31, 2005).

10.75**	Director Compensation Program modification dated January 26, 2005 (incorporated by reference to exhibit 99 to the Form 8-K Current Report as filed on February 1, 2005).

10.76**	Salary Adjustment for Chief Executive Officer dated January 26, 2005 (incorporated by reference to exhibit 99 to the Form 8-K Current Report as filed on February 1, 2005).

10.77**	Salary Adjustment for Chief Financial Officer and for Executive Vice President, General Counsel and Secretary dated February 18, 2005 (incorporated by reference to exhibit 99 to the Form 8-K Current Report as filed on February 22, 2005).

10.78**	General Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to exhibit 10.1 to the Form 8-K Current Report as filed on May 16, 2005).

10.79**	Incentive Stock Option Agreement (incorporated by reference to exhibit 10.2 to the Form 8-K Current Report as filed on May 16, 2005).

10.80**	Nonqualified Stock Option Agreement (incorporated by reference to exhibit 10.3 to the Form 8-K Current Report as filed on May 16, 2005).

10.81**	Restricted Stock Agreement (incorporated by reference to exhibit 10.4 to the Form 8-K Current Report as filed on May 16, 2005).

Exhibit
Number	Description
10.82**	Stock Unit Agreement (incorporated by reference to exhibit 10.5 to the Form 8-K Current Report as filed on May 16, 2005).

10.83	Share Purchase Agreement among Grupo General Cable Sistemas, S.A., Safran SA, and Sagem Communications, dated November 18, 2005 (incorporated by reference to exhibit 99.2 to the Form 8-K Current Report as filed on December 22, 2005).

10.84**	Salary Adjustment for Chief Executive Officer dated February 7, 2006 (incorporated by reference to the Form 8-K Current Report as filed on February 7, 2006).

10.85**	Salary Adjustment for Executive Vice President, General Counsel and Secretary dated February 23, 2006 (incorporated by reference to the Form 8-K Current Report as filed on February 23, 2006).

10.86**	Entry of Executive Vice President, General Counsel and Secretary into a Rule 10b5-1 Trading Plan dated May 8, 2006 (incorporated by reference to the Form 8-K Current Report as filed on May 8, 2006).

10.87**	Press Release Announcing Departure of Chief Financial Officer dated May 10, 2006 (incorporated by reference to the Form 8-K Current Report as filed on May 15, 2006).

10.88**	Separation Agreement and General Release of Claims and Amendment to Separation Agreement and General Release of Claims between General Cable Corporation and its Chief Financial Officer dated May 30, 2006 (incorporated by reference to exhibit 99.1 to the Form 8-K Current Report as filed on June 2, 2006).

10.89	Announcement of the Restatement of Segment Information and Non-Reliance on Previously Issued Financial Statements dated September 27, 2006 (incorporated by reference to the Form 8-K Current Report as filed on October 2, 2006).

10.90	First Amendment to the Second Amended and Restated Credit Agreement between the Company and Merrill Lynch Capital as Collateral and Administrative Agent, National City Business Credit, Inc., as Syndication Agent and the lenders signatory thereto (incorporated by reference to exhibit 10.90 of the Quarterly Report on Form 10-Q for the quarter ended September 29, 2006).

10.92	Agreement for Convertible Note Hedges dated November 9, 2006, between the Company and Merrill Lynch, Pierce, Fenner & Smith Inc. (incorporated by reference to exhibit 10.1 to the Form 8-K as filed on November 16, 2006).

10.93	Agreement for Convertible Note Hedges dated November 9, 2006 between the Company and Credit Suisse Securities (USA) LLC (incorporated by reference to exhibit 10.2 to the Form 8-K as filed on November 16, 2006).

10.94	Agreement for Convertible Note Hedges dated November 9, 2006 between the Company and Wachovia (incorporated by reference to exhibit 10.3 to the Form 8-K as filed on November 16, 2006).

10.95	Agreement for Warrant Transactions dated November 9, 2006 between the Company and Merrill Lynch, Pierce, Fenner & Smith Inc. (incorporated by reference to exhibit 10.4 to the Form 8-K as filed on November 16, 2006).

10.96	Agreement for Warrant Transactions dated November 9, 2006 between the Company and Credit Suisse Securities (USA) LLC (incorporated by reference to exhibit 10.5 to the Form 8-K as filed on November 16, 2006).

10.97	Agreement for Warrant Transactions dated November 9, 2006 between the Company and Wachovia (incorporated by reference to exhibit 10.6 to the Form 8-K as filed on November 16, 2006).

10.98	Agreement for Convertible Note Hedges dated November 15, 2006 between the Company and Merrill Lynch, Pierce, Fenner & Smith Inc. (incorporated by reference to exhibit 10.7 to the Form 8-K as filed on November 16, 2006).

10.99	Agreement for Convertible Note Hedges dated November 15, 2006 between the Company and Credit Suisse Securities (USA) LLC (incorporated by reference to exhibit 10.8 to the Form 8-K as filed on November 16, 2006).

10.100	Agreement for Convertible Note Hedges dated November 15, 2006 between the Company and Wachovia (incorporated by reference to exhibit 10.9 to the Form 8-K as filed on November 16, 2006).

10.101	Agreement for Warrant Transactions dated November 15, 2006 between the Company and Merrill Lynch, Pierce, Fenner & Smith Inc. (incorporated by reference to exhibit 10.10 to the Form 8-K as filed on November 16, 2006).

10.102	Agreement for Warrant Transactions dated November 15, 2006 between the Company and Credit Suisse Securities (USA) LLC (incorporated by reference to exhibit 10.11 to the Form 8-K as filed on November 16, 2006).

10.103	Agreement for Warrant Transactions dated November 15, 2006 between the Company and Wachovia (incorporated by reference to exhibit 10.12 to the Form 8-K as filed on November 16, 2006).

10.104**	Letter of understanding with Brian J. Robinson as Senior Vice President, Chief Financial Officer and Treasurer dated December 22, 2006 (incorporated by reference to exhibits 99.1 and 99.2 to the Form 8-K Current Report as filed on December 22, 2006).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of Subsidiaries of General Cable.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d) – 14.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d) – 14.

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
General Cable Corporation:
We have audited the accompanying consolidated balance sheets of General Cable Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Cable Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 2, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” on January 1, 2006 and the recognition and related disclosure provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R),” on December 31, 2006.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
Cincinnati, Ohio
March 1, 2007

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(in millions, except per share data)

	Year Ended December 31,
	2006	2005	2004
Net sales	$3,665.1	$2,380.8	$1,970.7

Cost of sales	3,194.1	2,110.1	1,756.0

Gross profit	471.0	270.7	214.7

Selling, general and administrative expenses	235.1	172.2	158.2

Operating income	235.9	98.5	56.5

Other expense	(0.1)	(0.5)	(1.2)

Interest income (expense):
Interest expense	(40.0)	(39.9)	(37.7)
Interest income	4.4	2.9	1.8

	(35.6)	(37.0)	(35.9)

Income from continuing operations before income taxes	200.2	61.0	19.4
Income tax (provision) benefit	(64.9)	(21.8)	18.1

Income from continuing operations	135.3	39.2	37.5

Gain on disposal of discontinued operations (net of tax)	—	—	0.4

Net income	135.3	39.2	37.9

Less: preferred stock dividends	(0.3)	(22.0)	(6.0)

Net income applicable to common shareholders	$135.0	$17.2	$31.9

EPS of Continuing Operations
Earnings per common share-basic	$2.70	$0.42	$0.81

Weighted average common shares-basic	50.0	41.1	39.0

Earnings per common share-assuming dilution	$2.60	$0.41	$0.75

Weighted average common shares-assuming dilution	52.0	41.9	50.3

EPS of Discontinued Operations
Gain per common share-basic	$—	$—	$0.01

Gain per common share-assuming dilution	$—	$—	$0.01

EPS including Discontinued Operations
Earnings per common share-basic	$2.70	$0.42	$0.82

Earnings per common share-assuming dilution	$2.60	$0.41	$0.75

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except share data)

	December 31,
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$310.5	$72.2
Receivables, net of allowances of $10.0 million in 2006 and $8.6 million in 2005	723.7	542.9
Inventories	563.1	363.9
Deferred income taxes	104.1	41.9
Prepaid expenses and other	32.9	48.6

Total current assets	1,734.3	1,069.5

Property, plant and equipment, net	416.7	366.4
Deferred income taxes	28.8	52.5
Other non-current assets	38.9	34.8

Total assets	$2,218.7	$1,523.2

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$655.4	$472.3
Accrued liabilities	284.3	212.2
Current portion of long-term debt	55.5	6.4

Total current liabilities	995.2	690.9

Long-term debt	685.1	445.2
Deferred income taxes	13.2	13.4
Other liabilities	90.8	80.4

Total liabilities	1,784.3	1,229.9

Commitments and Contingencies

Shareholders’ Equity:
Redeemable convertible preferred stock, at redemption value (liquidation preference of $50.00 per share):
2006 – 101,949 shares outstanding
2005 – 129,916 shares outstanding	5.1	6.5
Common stock, $0.01 par value, issued and outstanding shares:
2006 – 52,002,052 (net of 4,999,035 treasury shares)
2005 – 49,520,209 (net of 4,968,755 treasury shares)	0.6	0.5
Additional paid-in capital	245.5	246.3
Treasury stock	(53.0)	(52.2)
Retained earnings	238.8	103.8
Accumulated other comprehensive loss	(2.6)	(6.8)
Other shareholders’ equity	—	(4.8)

Total shareholders’ equity	434.4	293.3

Total liabilities and shareholders’ equity	$2,218.7	$1,523.2

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2006	2005	2004
Cash flows of operating activities:
Net income	$135.3	$39.2	$37.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50.9	51.0	35.4
Foreign currency exchange loss	0.1	0.5	1.2
Loss on joint venture wind-down	—	—	4.2
Deferred income taxes	4.7	(3.9)	0.6
Settlement of tax items	—	—	(23.3)
Excess tax benefits from stock-based compensation	(19.0)	—	—
(Gain) loss on disposal of property and businesses	2.5	2.1	(0.5)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Increase in receivables	(94.7)	(83.1)	(82.2)
Increase in inventories	(142.4)	(6.6)	(45.3)
(Increase) decrease in other assets	0.5	7.2	(12.8)
Increase in accounts payable, accrued and other liabilities	156.1	114.6	97.3

Net cash flows of operating activities	94.0	121.0	12.5

Cash flows of investing activities:
Capital expenditures	(71.1)	(42.6)	(37.0)
Proceeds from properties sold	0.8	3.0	2.6
Acquisitions, net of cash acquired	(26.9)	(92.6)	—
Other, net	1.4	1.7	(1.9)

Net cash flows of investing activities	(95.8)	(130.5)	(36.3)

Cash flows of financing activities:
Preferred stock dividends paid	(0.3)	(22.0)	(6.0)
Excess tax benefits from stock-based compensation	19.0	—	—
Repayment of loans from shareholders	—	—	0.4
Proceeds from revolving credit borrowings	264.1	327.1	260.9
Repayments of revolving credit borrowings	(379.2)	(290.6)	(225.3)
Proceeds (repayment) of other debt	6.9	35.4	(2.3)
Issuance of long-term debt, net of fees and expenses	345.6	—	—
Purchase of note hedges	(124.5)	—	—
Proceeds from issuance of warrants	80.4	—	—
Proceeds from exercise of stock options	22.7	2.6	1.1

Net cash flows of financing activities	234.7	52.5	28.8

Effect of exchange rate changes on cash and cash equivalents	5.4	(7.2)	6.3

Increase in cash and cash equivalents	238.3	35.8	11.3
Cash and cash equivalents – beginning of period	72.2	36.4	25.1

Cash and cash equivalents – end of period	$310.5	$72.2	$36.4

Supplemental Information
Cash paid (received) during the period for:
Income tax payments, net of (refunds)	$46.3	$15.9	$14.7

Interest paid	$36.7	$36.9	$38.0

Non-cash investing and financing activities:
Issuance of nonvested shares	$6.4	$3.6	$2.9

Entrance into capital leases	$0.1	$5.7	$—

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(dollars in millions, share amounts in thousands)

								Accumulated
	Preferred		Common		Add’l			Other	Other
	Stock		Stock		Paid in	Treasury	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Income/(Loss)	Equity	Total
Balance, December 31, 2003	2,070	$103.5	38,909	$0.4	$140.8	$(50.4)	$54.5	$(5.5)	$(3.2)	$240.1
Comprehensive income:
Net income							37.9			37.9
Foreign currency translation adj.								23.9		23.9
Pension adjustments, net of $0.1 million tax benefit								(0.2)		(0.2)
Unrealized investment gain								1.6		1.6
Gain on change in fair value of financial instruments, net of $1.2 million tax expense								2.6		2.6

Comprehensive income										65.8
Preferred stock dividend							(6.0)			(6.0)
Amortization of nonvested stock & other									0.5	0.5
Repayment of loans from shareholders			(58)		(0.6)	(0.6)			1.2	—
Exercise of stock options			123		1.0					1.0
Issuance of nonvested shares			341		2.9				(2.9)	—
Other			21		—			—	—	—

Balance, December 31, 2004	2,070	$103.5	39,336	$0.4	$144.1	$(51.0)	$86.4	$22.4	$(4.4)	$301.4
Comprehensive income:
Net income							39.2			39.2
Foreign currency translation adj.								(27.3)		(27.3)
Pension adjustments, net of $5.3 million tax benefit								(9.9)		(9.9)
Unrealized investment gain								1.0		1.0
Gain on change in fair value of financial instruments, net of $4.2 million tax expense								6.6		6.6

Comprehensive income										9.6
Preferred stock dividend							(22.0)			(22.0)
Inducement of preferred stock	(1,940)	(97.0)	9,696	0.1	96.9					—
Amortization of nonvested stock & other									1.7	1.7
Repayment of loans from shareholders			(83)		(1.2)	(1.2)			1.6	(0.8)
Exercise of stock options			251		2.6					2.6
Issuance of nonvested shares			294		3.6				(3.6)	—
Other	—	—	26	—	0.3	—	0.2	0.4	(0.1)	0.8

Balance, December 31, 2005	130	$6.5	49,520	$0.5	$246.3	$(52.2)	$103.8	$(6.8)	$(4.8)	$293.3
Comprehensive income:
Net income							135.3			135.3
Foreign currency translation adj.								30.6		30.6
Pension adjustments, net of $3.5 million tax expense								6.4		6.4
Unrealized investment gain								2.9		2.9
Loss on change in fair value of financial instruments, net of $16.7 million tax benefit								(28.7)		(28.7)

Comprehensive income										146.5
Adoption of SFAS 158, net of $3.8 million tax benefit								(7.0)		(7.0)
Preferred stock dividend							(0.3)			(0.3)
Note hedge transaction					(124.5)					(124.5)
Issuance of warrants					80.4					80.4
Reclass of unearned stock compensation					(4.8)				4.8	—
Issuance of nonvested shares			213							—
Stock option and RSU expense					1.1					1.1
Exercise of stock options			2,120	0.1	22.6					22.7
Treasury shares related to nonvested stock vesting			(30)			(0.8)				(0.8)
Amortization of nonvested shares					3.8					3.8
Excess tax benefits from stock-based compensation					19.0					19.0
Conversion of preferred stock	(28)	(1.4)	140		1.4					—
Other	—	—	39	—	0.2	—	—	—	—	0.2

Balance, December 31, 2006	102	$5.1	52,002	$0.6	$245.5	$(53.0)	$238.8	$(2.6)	$—	$434.4

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1. General
General Cable Corporation and Subsidiaries (General Cable) is a leading global developer, designer, manufacturer, marketer and distributor in the wire and cable industry. The Company sells copper, aluminum and fiber optic wire and cable products worldwide. The Company’s operations are divided into eight main reportable segments: North American Electric Utility, International Electric Utility, North American Portable Power and Control, North American Electrical Infrastructure, International Electrical Infrastructure, Transportation and Industrial Harnesses, Telecommunications and Networking. As of December 31, 2006, General Cable operated 29 manufacturing facilities in eleven countries with regional distribution centers around the world in addition to the corporate headquarters in Highland Heights, Kentucky.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of General Cable Corporation and its wholly-owned subsidiaries. Investments in 50% or less owned joint ventures in which the Company has the ability to exercise significant influence are accounted for under the equity method of accounting. The Company adopted Financial Accounting Standards Board Interpretation No. 46(R), “Consolidation of Variable Interest Entities”, which resulted in the consolidation of the fiber optic joint venture in the first quarter of 2004. In the fourth quarter of 2004, the Company unwound the joint venture and, as of December 31, 2004, owned 100% of the business and in 2005 merged the entity into its principal U.S. operating subsidiary. All intercompany transactions and balances among the consolidated companies have been eliminated.
Use of Estimates
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on historical experience and information that is available to management about current events and actions the Company may take in the future. Significant items subject to estimates and assumptions include valuation allowances for sales incentives, accounts receivable, inventory and deferred income taxes; legal, environmental, asbestos, tax contingency and customer reel deposit liabilities; assets and obligations related to pension and other postretirement benefits; business combination accounting and related purchase accounting valuations; and self-insured workers’ compensation and health insurance reserves. There can be no assurance that actual results will not differ from these estimates.
Revenue Recognition
The majority of the Company’s revenue is recognized when goods are shipped to the customer, title and risk of loss are transferred, pricing is fixed and determinable and collectibility is reasonably assured. Most revenue transactions represent sales of inventory. A provision for payment discounts, product returns and customer rebates is estimated based upon historical experience and other relevant factors and is recorded within the same period that the revenue is recognized. The Company has a small amount of long-term product contract revenue that is recognized based on the percentage-of-completion method generally based on the cost-to-cost method if (i) there are reasonably reliable estimates of total revenue, total cost, and the progress toward completion; (ii) there is an enforceable agreement between parties who can fulfill their obligations; and (iii) the contracts are long-term in nature. The Company reviews contract price and cost estimates periodically as the work progresses and reflects adjustments proportionate to the percentage-of-completion in income in the period when those estimates are revised. For these contracts, if a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined. The Company also has a few revenue arrangements with multiple deliverables. Based on the guidance in EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” the multiple deliverables in these revenue arrangements are divided into separate units of accounting because (i) the delivered item(s) have value to the customer on a standalone basis; (ii) there is objective and reliable evidence of the fair value of the undelivered items(s); and (iii) to the extent that a right of return exists relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. Revenue arrangements of this type are generally contracts where the Company is hired to both produce and install a certain product. In these arrangements, the majority of the customer acceptance provisions do not require complete product delivery and installation for the amount related to the production of the item(s) to be recognized as revenue, but the requirement of successful installation does exist for the amount related to the installation to be recognized as revenue. Therefore, based on these facts and other considerations such as the short-term nature of the contracts and the existence of a separate service component for

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
installation, revenue is recognized for the product upon delivery to the customer but revenue recognition on installation is deferred until installation is complete (the “completed-contract method”).
Stock-Based Compensation
General Cable has various plans which provide for granting options and common stock to certain employees and independent directors of the Company and its subsidiaries. Prior to the first quarter of 2006, the Company accounted for compensation expense related to such transactions using the “intrinsic value” based method under the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and its related interpretations and therefore recognized no compensation cost for stock options. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”) under the modified prospective transition method. Therefore, prior periods have not been retrospectively adjusted to include prior period compensation expense. The Company has applied SFAS 123(R) to new awards and to awards modified, repurchased or cancelled after January 1, 2006. Compensation cost for the portion of the awards for which the requisite service had not been rendered, that were outstanding as of January 1, 2006, is being recognized as the requisite service is rendered on or after January 1, 2006 (generally over the remaining vesting period). The compensation cost for that portion of awards has been based on the grant-date fair value of those awards as calculated previously for pro forma disclosures.
The adoption of SFAS 123(R)’s fair value method lowered pre-tax income by $1.1 million, lowered net income by $0.7 million, and lowered basic and diluted earnings per share by $0.01 per share, giving effect to the recognition of the Company’s compensation cost from stock options. The Company also recognized approximately $19.0 million of excess tax benefits on stock-based compensation in its Consolidated Statements of Cash Flows as a financing cash inflow that would have been classified as an operating cash inflow prior to the adoption of SFAS 123(R). Information on General Cable’s equity compensation plans and additional information on compensation costs from stock-based compensation are described in Note 14.
The following table illustrates the pro forma effect on net income and earnings per share for 2005 and 2004 as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in millions, except per share data).

	Year Ended December 31,
	2005	2004
Net income as reported	$39.2	$37.9
Less: Preferred stock dividends on convertible stock	(0.4)	(6.0)
Preferred stock dividends on converted stock	(5.3)	—
Inducement payment and offering costs	(16.3)	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.9)	(2.2)

Pro forma net income for basic EPS computation	$16.3	$29.7

Net income as reported	$39.2	$37.9
Less: Preferred stock dividends on convertible stock, if applicable	(0.4)	—
Preferred stock dividends on converted stock, if applicable	(5.3)	—
Inducement payment and offering costs, if applicable	(16.3)	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.9)	(2.2)

Pro forma net income for diluted EPS computation	$16.3	$35.7

Earnings per share:
Basic — as reported	$0.42	$0.82
Basic — pro forma	$0.40	$0.76

Diluted — as reported	$0.41	$0.75
Diluted — pro forma	$0.39	$0.71

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Earnings Per Share
Earnings per common share-basic is determined by dividing net income applicable to common shareholders by the weighted average number of common shares-basic outstanding. Earnings per common share-assuming dilution is computed based on the weighted average number of common shares-assuming dilution outstanding which gives effect (when dilutive) to stock options, other stock-based awards, the assumed conversion of the Company’s preferred stock, if applicable, and other potentially dilutive securities. See further discussion in Note 15.
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
Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.
Inventories
General Cable values all of its North American inventories and all of its non-North American metal inventories using the last-in first-out (LIFO) method and all remaining inventories using the first-in first-out (FIFO) method. Inventories are stated at the lower of cost or market value. The Company determines whether a lower of cost or market provision is required on a quarterly basis by computing whether inventory on hand, on a LIFO basis, can be sold at a profit based upon current selling prices less variable selling costs. No provision was required in 2006, 2005 or 2004. In the event that a provision is required in some future period, the Company will determine the amount of the provision by writing down the value of the inventory to the level of current selling prices less variable selling costs.
The Company has consignment inventory at certain of its customer locations for purchase and use by the customer or other parties. General Cable retains title to the inventory and records no sale until it is ultimately sold either to the customer storing the inventory or to another party. In general, the value and quantity of the consignment inventory is verified by General Cable through either cycle counting or annual physical inventory counting procedures. At December 31, 2006 and 2005, the Company had approximately $33.4 million and $32.1 million, respectively of consignment inventory at locations not operated by the Company with approximately 79% and 72%, respectively, of the consignment inventory being located throughout the United States and Canada.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Costs assigned to property, plant and equipment relating to acquisitions are based on estimated fair values at that date. Depreciation is provided using the straight-line method over the estimated useful lives of the assets: new buildings, from 15 to 50 years; and machinery, equipment and office furnishings, from 2 to 15 years. Leasehold improvements are depreciated over the life of the lease unless acquired in a business combination, in which case the leasehold improvements are depreciated over the shorter of the useful life of the assets or a term that includes the reasonably assured life of the lease. The Company’s manufacturing facilities perform major maintenance activities during planned shutdown periods which traditionally occur in July and December, and costs related to major maintenance activities are expensed as incurred.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The Company periodically evaluates the recoverability of the carrying amount of long-lived assets (including property, plant and equipment and intangible assets with determinable lives) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates events or changes in circumstances based mostly on actual historical operating results, but business plans, forecasts, general and industry trends and anticipated cash flows are also considered. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings. The Company also continually evaluates the estimated useful lives of all long-lived assets and, when warranted, revises such estimates based on current events. There were no impairment charges, including accelerated depreciation related to plant rationalizations, for the year ended December 31, 2006. Impairment charges, including accelerated depreciation related to plant rationalizations (see Note 8), for the year ended December 31, 2005 were $11.1 million and were $3.3 million for the year ended December 31, 2004. These charges were included in depreciation and amortization in the Consolidated Statements of Cash Flows and in cost of sales in the Consolidated Statements of Operations.
Goodwill and Intangible Assets
Goodwill and intangible assets with indefinite useful lives are not amortized, but are reviewed at least annually for impairment. If the carrying amount of goodwill or an intangible asset with an indefinite life exceeds its fair value, an impairment loss is recognized in the amount equal to the excess. There was no goodwill or significant intangible assets with indefinite lives on the Company’s balance sheet at December 31, 2006 or 2005. During the first quarter of 2004, the Company began consolidating its fiber optic joint venture, which had $1.9 million of goodwill. As part of the Company’s business planning process in 2004, management determined that the initial business premise for the formation of the joint venture was not being realized and that the long-term prospects for the joint venture were significantly below previous expectations. Therefore, during the fourth quarter of 2004, the Company recorded a $1.9 million charge for the write-off of this goodwill in selling, general and administrative expense. The fair value of this business unit was estimated using the expected present value of future cash flows.
Intangible assets that are not deemed to have an indefinite life are amortized over their useful lives. There were no significant amortizable intangible assets on the Company’s balance sheet at December 31, 2006 or 2005. No significant amortization expense was recognized in 2006, 2005 and 2004 and no significant amortization expense will be recognized on current intangible assets in the next five years.
Fair Value of Financial Instruments
Financial instruments are defined as cash or contracts relating to the receipt, delivery or exchange of financial instruments. Except as otherwise noted, fair value approximates the carrying value of such instruments.
Forward Pricing Agreements for Purchases of Copper and Aluminum
In the normal course of business, General Cable enters into forward pricing agreements for purchases of copper and aluminum to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption of SFAS No. 133 because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At December 31, 2006 and 2005, General Cable had $165.4 million and $106.2 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. The fair market value of the forward pricing agreements was $155.3 million and $117.6 million at December 31, 2006 and 2005, respectively. General Cable expects to recover the cost of copper and aluminum under these agreements as a result of firm sales price commitments with customers.
Pension Plans
General Cable provides retirement benefits through contributory and noncontributory qualified and non-qualified defined benefit pension plans covering eligible domestic and international employees as well as through defined contribution plans and other postretirement benefits. Benefits under General Cable’s qualified U.S. defined benefit pension plan generally are based on years of service multiplied by a specific fixed dollar amount, and benefits under the Company’s qualified non-U.S. defined benefit pension plans generally are based on years of service and a variety of other factors that can include a specific fixed dollar amount or a percentage of either current salary or average salary over a specific period of time. The amounts funded for any plan year for the qualified U.S. defined benefit pension plan is neither less than the minimum required under federal law nor more than the maximum amount deductible for federal income tax purposes. General Cable’s non-qualified

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
unfunded U.S. defined benefit pension plans include a plan that provides defined benefits to select senior management employees beyond those benefits provided by other programs. The Company’s non-qualified unfunded non-U.S. defined benefit pension plans include plans that provide retirement indemnities to employees within the Company’s European business. Pension obligations for the majority of non-qualified unfunded defined benefit pension plans are provided for by book reserves and are based on local practices and regulations of the respective countries. General Cable makes cash contributions for the costs of the non-qualified unfunded defined benefit pension plans as the benefits are paid. Benefit costs for the defined benefit pension plans sponsored by General Cable are determined based principally upon certain actuarial assumptions, including the discount rate and the expected long-term rate of return on assets.
As of December 31, 2006, the Company has adopted the recognition provisions of SFAS No. 158 and initially applied them to the funded status of its defined benefit pension plans and postretirement benefits other than pensions. This statement required the Company to recognize an asset or liability for the underfunded status of its defined benefit pension plans and postretirement benefits other than pensions in its Consolidated Balance Sheet for the year ended December 31, 2006. The initial recognition of the funded status of its defined benefit pension plans and postretirement benefits other than pensions resulted in a decrease in Shareholders’ Equity of $7.0 million, which was net of a tax benefit of $3.8 million. In accordance with SFAS No. 158, the Company’s 2005 accounting and related disclosures were not affected by the adoption of the new standard.
The incremental effect of applying SFAS No. 158 to the defined benefit pension plans and postretirement benefits other than pensions on individual lines of the Consolidated Balance Sheet at December 31, 2006, was (in millions):

	Before	Incremental	After
	Application of	Effect of	Application of
	SFAS No. 158	Application	SFAS No. 158
Prepaid expense and other	$34.6	$(1.7)	$32.9
Total current assets	1,736.0	(1.7)	1,734.3
Deferred income taxes	25.0	3.8	28.8
Other non-current assets	41.7	(2.8)	38.9
Total assets	2,219.4	(0.7)	2,218.7
Other liabilities	84.5	6.3	90.8
Total liabilities	1,778.0	6.3	1,784.3
Accumulated other comprehensive income (loss)	4.4	(7.0)	(2.6)
Total shareholders’ equity	441.4	(7.0)	434.4
Total liabilities and shareholders’ equity	$2,219.4	$(0.7)	$2,218.7
See Note 12 for further information regarding the Company’s employee benefit plans.
Self-insurance
The Company is self-insured for certain employee medical benefits, workers’ compensation benefits, environmental and asbestos-related issues. The Company purchases stop-loss coverage in order to limit its exposure to any significant level of employee medical and workers’ compensation claims. Certain insurers are also partly responsible for coverage on many of the asbestos-related issues (see Note 17 for information relating to the release of one of these insurers during 2006). Self-insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred using the Company’s historical claims experience.
Concentration of Labor Subject to Collective Bargaining Agreements
At December 31, 2006, approximately 7,700 persons were employed by General Cable, and collective bargaining agreements covered approximately 4,750 employees, or 62% of total employees, at various locations around the world. During the five calendar years ended December 31, 2006, the Company experienced two strikes in North America and one strike in Asia-Pacific all of which were settled on satisfactory terms. There were no other major strikes at any of the Company’s facilities during the five years ended December 31, 2006. The only strike that occurred in 2005 was at the Company’s Lincoln, Rhode Island manufacturing facility, and it lasted approximately two weeks. In the United States and Canada, union contracts will expire at two facilities in 2007 and one facility in 2008, representing approximately 3% and 2%, respectively, of total employees as of December 31, 2006. In Europe, Mexico and Asia-Pacific, labor agreements are generally negotiated on an annual or bi-annual basis.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Concentration of Credit Risk
General Cable sells a broad range of products primarily in the United States, Canada, Europe and the Asia-Pacific region. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers, including members of buying groups, composing General Cable’s customer base. General Cable customers generally receive a 30 to 60 day payment period on purchases from the Company. Certain automotive aftermarket customers of the Company receive payment terms ranging from 60 days to 180 days, which is common in this particular market. Ongoing credit evaluations of customers’ financial condition are performed, and generally, no collateral is required. General Cable maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s estimates. Certain subsidiaries also maintain credit insurance for certain customer balances. Bad debt expense associated with uncollectible accounts for the years ended December 31, 2006, 2005 and 2004 was $2.2 million, $0.4 million and $3.3 million, respectively.
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
The Company records a valuation allowance to reduce deferred tax assets to the amount that it believes is more likely than not to be realized. The valuation of the deferred tax asset is dependent on, among other things, the ability of the Company to generate a sufficient level of future taxable income. In estimating future taxable income, the Company has considered both positive and negative evidence, such as historical and forecasted results of operations, including prior losses in the decade, and has considered the implementation of prudent and feasible tax planning strategies. At December 31, 2006, the Company had recorded a net deferred tax asset of $119.4 million ($103.8 million current and $15.6 million long term). Approximately $5.7 million of this deferred tax asset relates to U.S. tax loss carryforwards that must be utilized prior to expiration in the period 2007-2009. This finite life has also been considered by the Company in the valuation of the asset. The Company has and will continue to review on a quarterly basis its assumptions and tax planning strategies, and, if the amount of the estimated realizable net deferred tax asset is less than the amount currently on the balance sheet, the Company would reduce its deferred tax asset, recognizing a non-cash charge against reported earnings. In 2006, the Company determined that the recently improved performance of the U.S. business, along with the expectation of future U.S. income, constituted sufficient positive evidence to recognize a portion of its state deferred tax asset. Accordingly, the Company recognized an income tax benefit of approximately $5.8 million for the release of a portion of its state deferred tax valuation allowance. The Company also released the full $0.5 million valuation allowance recorded against the deferred tax assets of its Brazilian subsidiary as it was determined to be more likely than not that the Brazilian deferred tax assets would be utilized based upon recent profitability and expected future income levels.
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
The Company presents taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer including, but not limited to, sales, use, value added, and some excise taxes on a net basis.
Derivative Financial Instruments
Derivative financial instruments are utilized to manage interest rate, commodity and foreign currency risk as it relates to both transactions and the Company’s net investment in its European operations. General Cable does not hold or issue derivative financial instruments for trading purposes. Statement of Financial Accounting Standards (SFAS) No. 133, Accounting For Derivative Instruments and Hedging Activities, as amended, requires that all derivatives be recorded on the balance sheet at

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
fair value. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133, as applied to General Cable’s risk management strategies, may increase or decrease reported net income, and shareholders’ equity, or both, prospectively depending on changes in interest rates and other variables affecting the fair value of derivative instruments and hedged items, but will have no effect on cash flows or economic risk. See further discussion in Note 10.
Foreign currency and commodity contracts, which are designated as and qualify as cash flow hedges, are used to hedge future sales and purchase commitments. Interest rate swaps, which are also designated as and qualify as cash flow hedges, are used to achieve a targeted mix of floating rate and fixed rate debt. The Company’s U.S. dollar to Euro cross currency and interest rate swap, which is designated as and qualifies as a net investment hedge of the Company’s net investment in its European operations, is used to hedge the effects of the changes in spot exchange rates on the value of the net investment. The swap is marked-to-market quarterly using the “spot method” to measure the amount of hedge ineffectiveness. Changes in the fair value of the swap as they relate to spot exchange rates are recorded as other comprehensive income (loss) whereas changes in the fair value of the swap as they relate to the interest rate differential and the change in interest rate differential since the last marked-to-market date are recognized currently in earnings for the period.
Unrealized gains and losses on the designated cash flow and net investment hedge financial instruments identified above are recorded in other comprehensive income (loss) until the underlying transaction occurs and is recorded in the statement of operations at which point such amounts included in other comprehensive income (loss) are recognized in earnings. This recognition generally will occur over periods of less than one year, except for the recognition of gain (loss) related to the net investment hedge.
Shipping and Handling Costs
All shipping and handling amounts billed to a customer in a sales transaction are classified as revenue. Shipping and handling costs associated with storage and handling of finished goods and storage and handling of shipments to customers are included in cost of sales and totaled $102.7 million, $75.8 million, and $65.3 million, respectively, for the years ended December 31, 2006, 2005 and 2004.
Advertising Expense
Advertising expense consists of expenses relating to promoting the Company’s products, including trade shows, catalogs, and e-commerce promotions, and is charged to expense when incurred. Advertising expense was $8.2 million, $6.4 million and $5.4 million in 2006, 2005 and 2004, respectively.
New Accounting Standards
In September 2006, Securities and Exchange Commission Staff Accounting Bulletin No. 108 (SAB No. 108), codified as SAB Topic 1.N, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, was issued. This guidance states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The guidance also provides transition guidance for correcting errors existing in prior years. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.
In September 2006, Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R), was issued. This statement requires an employer that sponsors one or more defined benefit pension or other postretirement plans to recognize an asset or liability for the overfunded or underfunded status of its postretirement benefit plans in its balance sheet for years ending after December 15, 2006. The funded status is measured as the difference between the fair value of the plan’s assets and its benefit obligation. The statement also requires an employer to measure plan assets and benefit obligations as of the date of the employer’s statement of financial position. SFAS No. 158 is effective for fiscal years ending after December 15, 2006, except for the requirement to measure plan assets and benefit obligations as of the statement of financial position date, which is effective for fiscal years ending after December 15, 2008. Transition for the recognition provisions is entirely prospective. The effects of the adoption of SFAS No. 158 on the Company’s consolidated financial position, results of operations and cash flows is set forth above in Note 2 in the Notes to Consolidated Financial Statements.
In September 2006, SFAS No. 157, Fair Value Measurements, was issued. This statement provides a new definition of fair value that serves to replace and unify old fair value definitions so that consistency on the definition is achieved, and the

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
definition provided acts as a modification of the current accounting presumption that a transaction price of an asset or liability equals its initial fair value. The statement also provides a fair value hierarchy used to classify source information used in fair value measurements that places higher importance on market based sources. New disclosures of assets and liabilities measured at fair value based on their level in the fair value hierarchy are required by this statement. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial position, results of operations and cash flows.
In September 2006, Financial Accounting Standards Board Staff Position (FSP) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” was issued. This FSP addresses the accounting for planned major maintenance activities and prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities that was previously allowed by the AICPA Industry Audit Guide, Audits of Airlines. The FSP additionally requires companies to apply the same method of accounting for planned major maintenance activities in annual and interim financial reporting periods. FSP No. AUG AIR-1 is effective as of the first fiscal year beginning after December 15, 2006 and will be applied retrospectively for all financial statements presented. This FSP will not have a material impact on the Company’s future consolidated financial position, results of operations and cash flows, since the Company does not use the accrue-in-advance method of accounting for planned major maintenance activities.
In July 2006, Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” was issued. This Interpretation clarifies accounting for uncertain tax positions in accordance with SFAS No. 109. Specifically, the Interpretation requires recognition of the tax benefit of an uncertain tax position only if that position is “more-likely-than-not” to be sustained upon audit based only on the technical merits of the position. Tax positions that meet the threshold are recognized at an amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority. Tax positions currently held that fail the “more-likely-than-not” recognition threshold would result in adjustments in recorded deferred tax assets or liabilities and changes in income tax payables or receivables. In addition, Interpretation 48 specifies certain annual disclosures that are required to be made once the Interpretation has taken effect. This Interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect of Interpretation 48 adoption will be reported as an adjustment to the opening balance of retained earnings at January 1, 2007. Due to the multi-national nature of its operations, significant recent acquisitions and evolving authoritative guidance, the Company has not yet finalized its evaluation of the effect of Interpretation 48 adoption. The adoption of Interpretation 48 is currently expected to decrease shareholders’ equity as of January 1, 2007 by approximately $15 million to $40 million.
In June 2006, the FASB ratified the consensus reached in EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-3 requires disclosure of a company’s accounting policy with respect to taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer including, but not limited to, sales, use, value added, and some excise taxes. EITF 06-3 is effective for fiscal years beginning after December 15, 2006. EITF 06-3 will not have a material impact on the Company’s future consolidated financial position, results of operations and cash flows, and the Company presents such taxes on a net basis.
In March 2006, SFAS No. 156, Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140, was issued. SFAS No. 156 requires recognition of a servicing asset or liability at fair value each time an obligation is undertaken to service a financial asset by entering into a servicing contract. SFAS No. 156 also provides guidance on subsequent measurement methods for each class of servicing assets and liabilities and specifies financial statement presentation and disclosure requirements. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. Management does not currently expect SFAS No. 156 to have a material impact on the Company’s future consolidated financial position, results of operations and cash flows.
In February 2006, SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140, was issued. This statement provides companies with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with SFAS No. 133 by allowing companies to make an irrevocable election to measure a hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings. The election may be made on an instrument-by-instrument basis and can be made only when a hybrid financial instrument is initially recognized or undergoes a remeasurement event. SFAS No. 155 also requires that interests in securitized financial assets be evaluated to identify whether they are freestanding derivatives or hybrid financial instruments containing an embedded derivative that requires bifurcation. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring in fiscal years

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
beginning after September 15, 2006. The impact of SFAS No. 155 will depend on the future issuance or remeasurement of and the nature of any hybrid financial instruments held by the Company after the effective date, but management does not currently expect SFAS No. 155 to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.
In December 2004, SFAS No. 123(R), Share-Based Payment, was issued. This statement requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant date fair value of the equity instruments issued. Compensation cost is recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) is effective for fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective method, which required that compensation expense be recorded for all nonvested stock options upon adoption. The effects of the adoption of SFAS No. 123(R) on the Company’s consolidated financial position, results of operations and cash flows is set forth above in Note 2.
3. Acquisitions and Divestitures
On August 31, 2006, the Company completed the acquisition of E.C.N. Cable Group, S.L. (“ECN Cable”) for a final purchase price of $13.2 million in cash and the assumption of $38.6 million in ECN Cable debt (at prevailing exchange rates during the period), including fees and expenses and net of cash acquired. ECN Cable is based in Bilbao, Spain and employs approximately 200 associates. In 2005, the last full year prior to acquisition, ECN Cable reported global sales of approximately $71.5 million (based on 2005 average exchange rates) mostly on sales of aluminum aerial high-voltage and extra-high-voltage cables, low- and medium-voltage insulated power cables and bimetallic products used in electric transmission and communications. Pro forma results of the ECN Cable acquisition are not material.
On December 30, 2005, the Company completed the acquisition of the Mexican ignition wire set business of Beru AG, a worldwide leading manufacturer of diesel cold start systems. The acquired business is now known under the name General Cable Automotriz, S.A. de C.V. (“GC Automotriz”). GC Automotriz is based in Cuernavaca, Mexico and employs approximately 100 associates with one hundred thousand square feet of manufacturing space. GC Automotriz operates an automotive aftermarket assembly and distribution operation with annual revenues, prior to acquisition, of approximately $7 million per year. The pro forma effects of the acquisition were not material.
On December 22, 2005, the Company completed its purchase of the shares of the wire and cable manufacturing business of SAFRAN SA, a diverse, global high technology company. The acquired business is known under the name Silec Cable, S.A.S. (“Silec”) and is based in Montereau, France. In 2005, prior to the acquisition date, Silec reported global sales of approximately $282.7 million (based on 2005 average exchange rates) of which about 52% were linked to electric utility and electrical infrastructure. The original consideration paid for the acquisition was approximately $82.8 million (at prevailing exchange rates during that period) including fees and expenses and net of cash acquired at closing. In accordance with the terms of the definitive share purchase agreement, the Company withheld approximately 15% of the purchase price at closing until the parties agreed on the final closing balance sheet. During the second quarter of 2006, the Company agreed on the closing balance sheet and resolved other claims with SAFRAN SA, and therefore, the Company paid additional consideration of approximately $13.7 million (at prevailing exchange rates during the period) including fees and expenses in final settlement of the acquisition price. The Company acquired Silec primarily as the latest step in the positioning of the Company as a global leader in cabling systems for the energy exploration, production, transmission and distribution markets.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The final purchase price allocation based on the estimated fair values, or other measurements as applicable, of the assets acquired and the liabilities assumed at the date of acquisition is as follows (in millions at the prevailing exchange rate for that date):

As of
December 22, 2005
Cash	$1.4
Accounts receivable	113.5
Inventories	49.1
Prepaid expenses and other	8.4
Property, plant and equipment	8.2
Other noncurrent assets	7.0

Total assets	$187.6

Accounts payable	$43.1
Accrued liabilities	40.0
Other liabilities	7.6

Total liabilities	$90.7

The values of property, plant and equipment and intangible assets reflected above have been adjusted for the pro rata allocation (based on their relative fair values) of the excess of the fair value of acquired net assets over the cost of the acquisition. No significant intangible assets were identified. The Company finalized the opening balance sheet during the fourth quarter of 2006 by recording deferred tax accounting and pension liability adjustments based on final analyses and actuarial updates in these accounting areas.
No in-process research and development costs were identified to be written off.
The following table presents, in millions, actual consolidated results of operations for the Company for the year ended December 31, 2006, including the operations of Silec, and presents the unaudited pro forma consolidated results of operations for the Company for the fiscal year ended December 31, 2005 as though the acquisition of Silec had been completed as of the beginning of that period. This pro forma information is intended to provide information regarding how the Company might have looked if the acquisition had occurred as of January 1, 2005. The pro forma adjustments represent management’s best estimates based on information available at the time the pro forma information was prepared and may differ from the adjustments that may actually have been required. Accordingly, the pro forma financial information should not be relied upon as being indicative of the historical results that would have been realized had the acquisition occurred as of the dates indicated or that may be achieved in the future.

	Year Ended December 31,
	2006	2005
	(As reported)	(Pro forma)
Revenue	$3,665.1	$2,660.0

Net income applicable to common shareholders	$135.0	$18.2

Earnings per common share – assuming dilution	$2.60	$0.43

The pro forma results reflect immaterial pro forma adjustments for interest expense, depreciation and related income taxes in order to present the amounts on a purchase accounting adjusted basis. These pro forma results also include an estimated $4.6 million of corporate costs allocated by SAFRAN SA to Silec during the year ended December 31, 2005. Certain overhead costs previously incurred on behalf of and allocated to Silec by SAFRAN SA were incurred directly by Silec in 2006. Net income during the fiscal years ended December 31, 2006 and 2005 includes certain material one-time benefits (charges) unrelated to the acquisition, as listed below (in millions):

	Year Ended December 31,
	2006	2005
Release of deferred tax valuation allowances	$6.3	$—

Preferred share inducement	$—	$(16.3)

Plant rationalization charges, net	$—	$(18.6)

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
During the second quarter of 2002, General Cable formed a joint venture company to manufacture and market fiber optic cables. In January 2004, the Company reduced its ownership percentage in the joint venture from 49% to 40% and as a result the deferred gain was reduced to $4.8 million from $5.6 million. Beginning in the first quarter of 2004 the Company consolidated the joint venture company as a result of the adoption of FASB Interpretation (FIN) No. 46, as revised, “Consolidation of Variable Interest Entities.” For 2004, the joint venture had sales of $21.4 million, an operating loss of $(4.0) million and a net loss of $(4.1) million. Prior to the first quarter of 2004, the joint venture company was accounted for under the equity method of accounting.
During the fourth quarter of 2004, the Company exchanged the note receivable from the former joint venture partner for the partner’s ownership interest in the joint venture company. The ownership interest acquired was recorded at fair value which was $2.4 million less than the carrying value of the note receivable, net of the deferred gain, which resulted in a $2.4 million charge, which was stated in selling, general and administrative expense in the Statement of Operations. As a result of this transaction, General Cable owned 100% of the fiber optic joint venture company at December 31, 2004, which during 2005 was merged into its principal U.S. operating subsidiary. The pro forma effects of this transaction were not material.
The results of operations of the acquired businesses discussed above have been included in the consolidated financial statements since the respective dates of acquisition.
4. Other Expense
Other expense includes foreign currency transaction gains or losses which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated. During 2006, 2005 and 2004, the Company recorded a $(0.1) million loss, a $(0.5) million loss and a $(1.2) million loss, respectively, resulting from foreign currency transaction gains and losses.
5. Inventories
Inventories consisted of the following (in millions):

	December 31,
	2006	2005
Raw materials	$73.6	$40.6
Work in process	94.9	56.2
Finished goods	394.6	267.1

Total	$563.1	$363.9

At December 31, 2006 and December 31, 2005, $436.7 million and $285.7 million, respectively, of inventories were valued using the LIFO method. Approximate replacement costs of inventories valued using the LIFO method totaled $632.3 million at December 31, 2006 and $410.5 million at December 31, 2005.
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
6. Property, Plant and Equipment
Property, plant and equipment consisted of the following (in millions):

	December 31,
	2006	2005
Land	$39.1	$27.1
Buildings and leasehold improvements	76.0	64.1
Machinery, equipment and office furnishings	518.4	443.2
Construction in progress	19.5	17.9

Total — gross book value	653.0	552.3
Less accumulated depreciation	(236.3)	(185.9)

Total — net book value	$416.7	$366.4

Depreciation expense totaled $45.5 million, $47.5 million and $31.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.
On December 27, 2005, General Cable entered into a capital lease for certain pieces of equipment being used at the Company’s Indianapolis polymer plant. The capital lease agreement provides that the lease payments for the machinery and equipment will be approximately $0.6 million semi-annually, or approximately $1.2 million on an annual basis. The lease expires in December of 2010, and General Cable has the option to purchase the machinery and equipment for fair value at the end of the lease term. The present value of the minimum lease payments on the capital lease at inception was approximately $5.0 million that has been reflected in fixed assets and in short-term and long-term lease obligations, as appropriate, in the Company’s balance sheet.
Capital leases included within property, plant and equipment on the balance sheet were $5.7 million at December 31, 2006 and at December 31, 2005. Accumulated depreciation on capital leases was $1.6 million at December 31, 2006 and $0.5 million at December 31, 2005.
7. Accrued Liabilities
Accrued liabilities consisted of the following (in millions):

	December 31,
	2006	2005
Payroll related accruals	$57.6	$55.8
Customers deposits and prepayments	22.8	15.7
Taxes other than income	18.8	15.0
Customer rebates	65.8	42.5
Insurance claims and related expenses	12.3	11.1
Accrued restructuring costs	—	1.6
Current deferred tax liability	0.3	1.6
Other accrued liabilities	106.7	68.9

Total	$284.3	$212.2

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
8. Restructuring Charges
Changes in accrued restructuring costs were as follows (in millions):

	Severance and	Facility
	Related Costs	Closing Costs	Total
Balance, December 31, 2003	$1.4	$2.9	$4.3
Provisions, net of reversals	3.3	3.2	6.5
Utilization	(4.2)	(4.9)	(9.1)

Balance, December 31, 2004	0.5	1.2	1.7
Provisions, net of reversals	3.2	15.4	18.6
Utilization	(2.7)	(16.1)	(18.8)

Balance, December 31, 2005	1.0	0.5	1.5
Provisions, net of reversals	(0.2)	—	(0.2)
Utilization	(0.8)	(0.5)	(1.3)

Balance, December 31, 2006	$—	$—	$—

The December 31, 2005 balance represents previously accrued costs related to the Company’s discontinued operations and the closure of certain North American Electrical Infrastructure, Telecommunications and Networking manufacturing facilities in prior years as discussed below. The utilization of these provisions during 2006 was $0.8 million of severance and related costs and $0.5 million of facility closing costs, representing the final costs related to these projects. No new closure projects occurred in 2006.
During 2005, the Company closed one plant in its Telecommunications business located in Bonham, Texas, and one plant in its Networking business in Dayville, Connecticut. The Company determined that the efficient utilization of its manufacturing assets would be enhanced by closure of the Bonham facility, which employed approximately 170 associates at the announcement date and was comprised of more than 360,000 square feet of space, and relocation of production of the Dayville facility, which employed approximately 30 associates at the announcement date and was comprised of more than 87,000 square feet of space, to the Company’s newly acquired plant in Franklin, Massachusetts, and as of December 31, 2005, production had ceased at both locations. The closure and relocation of these facilities was substantially completed as of December 31, 2005 and was fully completed as of December 31, 2006.
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
associates and was comprised of approximately 60,000 square feet of space. During the second quarter of 2004 the Company sold most of the equipment utilized in the rod mill facility. Proceeds from the sale of equipment were partially offset by costs related to closing the facility which resulted in a net gain of $0.3 million in the year ended December 31, 2004.
9. Long-Term Debt
Long-term debt consisted of the following (in millions):

	December 31,
	2006	2005
9.5% Senior Notes due 2010	$285.0	$285.0
Amended Credit Facility	—	115.1
0.875% Convertible Notes	355.0	—
Spanish Term Loan	33.9	35.4
Capital leases	4.3	5.2
Other	62.4	10.9

Total debt	740.6	451.6
Less current maturities	55.5	6.4

Long-term debt	$685.1	$445.2

Weighted average interest rates at December 31, 2006 and 2005 were as follows:

9.5% Senior Notes due 2010	9.5%	9.5%
Amended Credit Facility	—%	6.4%
0.875% Convertible Notes	0.875%	—%
Spanish Term Loan	4.6%	3.4%
Capital leases	6.5%	6.5%
Other	3.8%	3.8%
The Company’s senior unsecured notes (the “9.5% Senior Notes”) were issued in November 2003 in the amount of $285.0 million, bear interest at a fixed rate of 9.5% and mature in 2010. General Cable Corporation and its U.S. wholly-owned subsidiaries fully and unconditionally guarantee the 9.5% Senior Notes on a joint and several basis. The estimated fair value of the 9.5% Senior Notes was approximately $302.1 million at December 31, 2006.
The Company’s current senior secured revolving credit facility (“Amended Credit Facility”), as amended, is a five-year, $300.0 million asset based revolving credit agreement that includes a $50.0 million sublimit for the issuance of commercial and standby letters of credit and a $20.0 million sublimit for swingline loans. Advances under the Amended Credit Facility are limited to a borrowing base computed using defined advance rates for eligible U.S. accounts receivable, inventory, equipment and owned real estate properties. The fixed asset component of the borrowing base is reduced quarterly over a seven-year period by $7.1 million per annum. At December 31, 2006, the Company had no outstanding borrowings and had undrawn availability of $253.5 million under the Amended Credit Facility. The Company had outstanding letters of credit related to this Amended Credit Facility of $31.4 million at December 31, 2006.
Indebtedness under the Amended Credit Facility is guaranteed by the Company’s U.S. subsidiaries and is secured by a first priority security interest in tangible and intangible property and assets of the Company’s U.S. subsidiaries. The lenders have also received a pledge of all of the capital stock of the Company’s existing domestic subsidiaries and any future domestic subsidiaries. Loans under the Amended Credit Facility bear interest at the Company’s option, equal to either an alternate base rate (prime plus 0.00% to 0.50%) or an adjusted LIBOR rate plus an applicable margin percentage (LIBOR plus 1.00% to 1.75%). The applicable margin percentage is subject to adjustments based upon the excess availability, as defined. The weighted average interest rate on borrowings outstanding under the Amended Credit Facility until November 14, 2006, was 6.26%. Since that date, the Company has held no outstanding indebtedness under the Amended Credit Facility.
The Company pays fees in connection with the issuance of letters of credit and a commitment fee equal to 25 basis points, as amended, per annum on any unused commitments under the Amended Credit Facility. Both fees are payable quarterly. In connection with refinancings and related subsequent amendments to the Amended Credit Facility, the Company incurred fees and expenses aggregating $8.6 million, which are being amortized over the term of the Amended Credit Facility.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The Amended Credit Facility requires that the Company comply with certain financial covenants, the principal covenant of which is a quarterly minimum fixed charge coverage ratio test which is only applicable when excess availability, as defined, is below a certain threshold. At December 31, 2006, the Company was in compliance with all covenants under the Amended Credit Facility. In addition, the Amended Credit Facility and the indenture governing the 9.5% Senior Notes include negative covenants which restrict certain acts. However, the Company will be permitted to declare and pay dividends or distributions on the Series A preferred stock so long as there is no default under the Amended Credit Facility and the Company meets certain financial conditions.
The Company amended its senior secured revolving credit facility, effective October 22, 2004, which at that point reduced the interest rate on borrowings under the Amended Credit Facility by 50 basis points, increased the annual capital spending limit and provided for the ability to swap up to $100 million of its existing fixed rate 9.5% Senior Notes to a floating interest rate.
During the second quarter of 2005, the Company amended the Amended Credit Facility which increased the borrowing limit on the Amended Credit Facility from $240 million to $275 million. Additionally, the amendment increased the maximum amount permitted under the Amended Credit Facility for investments in joint ventures from $10 million to $25 million.
During the fourth quarter of 2005, the Company further amended the Amended Credit Facility which increased the borrowing limit on the Amended Credit Facility from $275 million to $300 million. Additionally, the amendment extended the maturity date by almost two years to August 2010, lowered borrowing costs by approximately 65 basis points and reduced unused facility fees. Also, the amendment eliminated or relaxed several provisions, including eliminating the annual limit on capital expenditures, expanding permitted indebtedness to include acquired indebtedness of newly acquired foreign subsidiaries, and increasing the level of permitted loan-funded acquisitions. Finally, the amendment satisfied the financing conditions to the Company’s inducement offer to convert shares of its Series A preferred stock into its common stock, which was announced and commenced on November 9, 2005. Specifically, the amendment permitted the Company to draw funds from its Amended Credit Facility to pay the conversion offer premium plus the funds necessary to make a final dividend payment to holders of the Series A preferred stock who converted their shares in the inducement offer.
During the second quarter of 2006, the Company further amended the Amended Credit Facility. The amendment removed the dollar limits on the amount of borrowings which the Company’s foreign subsidiaries can enter into locally and increased the dollar amount which the Company can send from the U.S. to its foreign affiliates (via either investments or advances) to $300 million, subject to excess availability, as defined, from the former limit of $10 million. The amendment also included the insertion of a provision to allow for a common stock buyback or common stock dividend program up to the lesser of $125 million or the maximum permitted by the existing 9.5% Senior Notes indenture. In addition, the amendment released the liens and guarantees of the Company’s Canadian subsidiaries securing the Amended Credit Facility and allowed for the entry into a broader range of other types of financing agreements than the previous Amended Credit Facility.
On November 9, 2006, the Company entered into a Purchase Agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC and other underwriters (collectively, the “Underwriters”) for the issuance and sale by the Company of $315.0 million in aggregate principal amount of the Company’s 0.875% Senior Convertible Notes due 2013 (the “0.875% Convertible Notes”), pursuant to the Company’s effective Registration Statement on Form S-3. On November 10, 2006, the Underwriters exercised an over-allotment option and purchased an additional $40.0 million in aggregate principal amount of the 0.875% Convertible Notes. On November 15, 2006, $355.0 million in aggregate principal amount of the 7-year 0.875% Convertible Notes with a maturity date of November 15, 2013 were sold to the Underwriters at a price of $1,000 per note, less an underwriting discount of $22.50 per note. The 0.875% Convertible Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company’s wholly-owned U.S. subsidiaries. The estimated fair value of the 0.875% Convertible Notes was approximately $378.5 million at December 31, 2006.
The 0.875% Convertible Notes bear interest at an annual rate of 0.875%, payable semi-annually in arrears on May 15th and November 15th of each year, with the first interest payment to be made on May 15, 2007. The 0.875% Convertible Notes are convertible at the option of the holder into the Company’s common stock at an initial conversion price of $50.36 per share (approximating 19.856 shares per $1,000 principal amount of the 0.875% Convertible Notes), upon the occurrence of certain events, including (i) during any calendar quarter commencing after March 31, 2007 in which the closing price of the Company’s common stock is greater than or equal to 130% of the conversion price for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter (establishing a contingent conversion price of $65.47 per share); (ii) during any five business day period after any five consecutive trading

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
day period in which the trading price per $1,000 principal amount of 0.875% Convertible Notes for each day of that period is less than 98% of the product of the closing sale price of the Company’s common stock and the applicable conversion rate; (iii) distributions to holders of the Company’s common stock are made or upon specified corporate transactions including a consolidation or merger; and (iv) at any time during the period beginning on October 15, 2013 and ending on the close of business on the business day immediately preceding the stated maturity date. In addition, upon events defined as a “fundamental change” under the 0.875% Convertible Note indenture, holders of the 0.875% Convertible Notes may require the Company to repurchase the 0.875% Convertible Notes. If upon the occurrence of such events in which the holders of the 0.875% Convertible Notes exercise the conversion provisions, the Company may need to remit the principal balance of the 0.875% Convertible Notes to the holders in cash. As such, the Company would be required to classify the entire amount outstanding of the 0.875% Convertible Notes as a current liability in the following quarter. The evaluation of the classification of amounts outstanding associated with the 0.875% Convertible Notes will occur every quarter.
Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of an 0.875% Convertible Note, or (ii) the conversion value, determined in the manner set forth in the indenture governing the 0.875% Convertible Notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the 0.875% Convertible Note on the conversion date, the Company will also deliver, at the Company’s election, cash or common stock or a combination of cash and common stock with respect to the conversion value upon conversion. If conversion occurs in connection with a “fundamental change” as defined in the 0.875% Convertible Notes Indenture, the Company may be required to repurchase the 0.875% Convertible Notes for cash at a price equal to the principal amount plus accrued but unpaid interest. In addition, if conversion occurs in connection with certain changes in control, the Company may be required to deliver additional shares of the Company’s common stock (a “make whole” premium) by increasing the conversion rate with respect to such notes. The maximum aggregate number of shares that the Company would be obligated to issue upon conversion of the 0.875% Convertible Notes is 8,987,322, but under almost all conditions, the Company would be obligated to issue an aggregate of 7,048,880 shares upon conversion in full of the 0.875% Convertible Notes.
Pursuant to Emerging Issues Task Force (“EITF”) 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), and EITF 01-6, “The Meaning of Indexed to a Company’s Own Stock” (“EITF 01-6”), the 0.875% Convertible Notes are accounted for as convertible debt in the accompanying Consolidated Balance Sheet and the embedded conversion option in the 0.875% Convertible Notes has not been accounted for as a separate derivative. For a discussion of the effects of the 0.875% Convertible Notes and the bond hedges and warrants discussed below on earnings per share, see Note 15.
Concurrent with the sale of the 0.875% Convertible Notes, the Company purchased note hedges from Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse International, and Wachovia Bank, National Association (“the counterparties”), which are designed to mitigate potential dilution from the conversion of the 0.875% Convertible Notes in the event that the market value per share of the Company’s common stock at the time of exercise is greater than approximately $50.36. Under the note hedges that cover approximately 7,048,880 shares of the Company’s common stock, the counterparties are required to deliver to the Company either shares of the Company’s common stock or cash in the amount that the Company delivers to the holders of the 0.875% Convertible Notes with respect to a conversion, calculated exclusive of shares deliverable by the Company by reason of any additional make whole premium relating to the 0.875% Convertible Notes or by reason of any election by the Company to unilaterally increase the conversion rate as permitted by the indenture governing the 0.875% Convertible Notes. The note hedges expire at the close of trading on November 15, 2013, which is also the maturity date of the 0.875% Convertible Notes, although the counterparties will have ongoing obligations with respect to 0.875% Convertible Notes properly converted on or prior to that date as to which the counterparties have been timely notified.
In addition, the Company issued warrants to the counterparties that could require the Company to issue up to approximately 7,048,880 shares of the Company’s common stock in equal installments on each of the fifteen consecutive business days beginning on and including February 13, 2014 (European style). The strike price is $76.00 per share, which represents a 92.4% premium over the closing price of the Company’s shares of common stock on November 9, 2006. The warrants are expected to provide the Company with some protection against increases in the common stock price over the conversion price per share.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The note hedges and warrants are separate and legally distinct instruments that bind the Company and the counterparties and have no binding effect on the holders of the 0.875% Convertible Notes. In addition, pursuant to EITF 00-19 and EITF 01-6, the note hedges and warrants are accounted for as equity transactions. Therefore, the payment associated with the issuance of the note hedges and the proceeds received from the issuance of the warrants were recorded as a charge and an increase, respectively, in additional paid-in capital in shareholders’ equity as separate equity transactions.
For income tax reporting purposes, the Company has elected to integrate the 0.875% Convertible Notes and the note hedges. Integration of the note hedges with the 0.875% Convertible Notes creates an original issue discount (“OID”) debt instrument for income tax reporting purposes. Therefore, the cost of the note hedges will be accounted for as interest expense over the term of the 0.875% Convertible Notes for income tax reporting purposes. The associated income tax benefits that are recognized for financial reporting purposes will be recognized as a reduction in the income tax provision in the periods that the deductions are taken for income tax reporting purposes.
Proceeds from the offering were used to pay down $87.8 million outstanding, including accrued interest, under the Company’s Amended Credit Facility, to pay $124.5 million for the cost of the note hedges, and to pay approximately $9.4 million in debt issuance costs that are being amortized to interest expense over the term of the 0.875% Convertible Notes. Additionally, the Company received $80.4 million in proceeds from the issuance of the warrants. As of the conclusion of these transactions, the net effect of the receipt of the funds from the 0.875% Convertible Notes and the payments and proceeds mentioned above was an increase in cash of approximately $213.7 million, which will be used by the Company for general corporate purposes including acquisitions.
On December 22, 2005, Grupo General Cable Sistemas, S.A., a wholly owned Spanish subsidiary of General Cable, entered into both a term loan facility (“Spanish Term Loan”) and a revolving credit facility (“Spanish Credit Facility”) totaling €75 million. This combined facility was entered into to provide Euro-denominated borrowings to partly fund the subsidiary’s acquisition of Silec, the wire and cable manufacturing business of SAFRAN S.A., and to provide funds for general corporate needs of the European business. See Note 3 for more details on the acquisition of Silec.
The Spanish Term Loan of €50 million was available in up to three tranches, with an interest rate of Euribor plus 0.8% to 1.5% depending on certain debt ratios. Two of the tranches have expired. The remaining tranche of the Spanish Term Loan is repayable in fourteen semi-annual installments, maturing seven years following the draw down. As of December 31, 2006, the U.S. dollar equivalent of $33.9 million was drawn under this term loan facility and no availability remains under the Spanish Term Loan.
The Spanish Credit Facility of €25 million matures at the end of five years and carries an interest rate of Euribor plus 0.6% to 1.0% depending on certain debt ratios. No funds are currently drawn under the Spanish Credit Facility, leaving undrawn availability of approximately the U.S. dollar equivalent of $33.0 million as of December 31, 2006. Commitment fees ranging from 15 to 25 basis points per annum on any unused commitments under the Spanish Credit Facility will be assessed to Grupo General Cable Sistemas, S.A., and are payable on a quarterly basis.
The combined facility is subject to certain financial ratios of the European group, the most restrictive of which is net debt to EBITDA (earnings before interest, taxes, depreciation and amortization). In addition, the indebtedness under the combined facility is guaranteed by the Company’s Portuguese subsidiary and by Silec Cable, S.A.S.
On August 31, 2006, the company acquired ECN Cable and assumed the U.S. dollar equivalent of $38.6 million (at prevailing exchange rates during that period) of mostly short-term ECN Cable debt as a part of the acquisition. On December 15, 2006, approximately $6.9 million (at the prevailing exchange rate on that date) of debt was paid and cancelled. As of December 31, 2006, ECN Cable’s debt was the U.S. dollar equivalent of $31.6 million, of which approximately $27.0 million was short-term. The debt consisted of approximately $7.1 million relating to an uncommitted accounts receivable facility, approximately $4.5 million under open debt lines that charge interest at Euribor plus 0.5% and had additional availability of approximately $10.0 million at December 31, 2006, and approximately $20.0 million of short-term financing agreements at various interest rates.
During 2005 and 2006, one of the Company’s international operations contracted with a bank to transfer accounts receivable that it was owed from one customer to the bank in exchange for payments of approximately $1.0 million and $3.3 million, respectively. As the transferor, the Company surrendered control over the financial assets included in the transfer and had no further rights regarding the transferred assets. The transfers were treated as sales and the approximate $4.3 million received

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
was accounted for as proceeds from the sales. All assets sold were removed from the Company’s balance sheet upon completion of the transfers, and no further obligations exist under these agreements.
At December 31, 2006, maturities of long-term debt (excluding capital leases) during each of the years 2007 through 2011 are $54.5 million, $10.2 million, $5.7 million, $290.7 million and $5.5 million, respectively, and $369.7 million thereafter.
Maturities of capital lease obligations during each of the years 2007 through 2011 are $1.0 million, $1.0 million, $1.1 million, $1.1 million and $0.1 million, respectively.
10. Financial Instruments
General Cable is exposed to various market risks, including changes in interest rates, foreign currency and raw material (commodity) prices. To manage risk associated with the volatility of these natural business exposures, General Cable enters into interest rate, commodity and foreign currency derivative agreements, as it relates to both transactions and the Company’s net investment in its European operations, as well as copper and aluminum forward pricing agreements. General Cable does not purchase or sell derivative instruments for trading purposes. General Cable does not engage in trading activities involving commodity contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques.
Cash Flow Hedges
General Cable has utilized interest rate swaps and interest rate collars to manage its interest expense exposure by fixing its interest rate on a portion of the Company’s floating rate debt. Under the swap agreements, General Cable typically paid a fixed rate while the counterparty paid to General Cable the difference between the fixed rate and the three-month LIBOR rate. During 2001, the Company entered into several interest rate swaps which effectively fixed interest rates for borrowings under the former credit facility and other debt. At December 31, 2006, the remaining outstanding interest rate swap had a notional value of $9.0 million, an interest rate of 4.49% and matures in October 2011. The Company does not provide or receive any collateral specifically for this contract. The fair value of interest rate derivatives, which are designated as and qualify as cash flow hedges as defined in SFAS No. 133, are based on quoted market prices and third party provided calculations, which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments. At December 31, 2006 and 2005, the net unrealized loss on the interest rate derivatives and the related carrying value was $(0.4) million.
Outside of North America, General Cable enters into commodity futures contracts, which are designated as and qualify as cash flow hedges as defined in SFAS No. 133, for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. At December 31, 2006 and 2005, General Cable had an unrealized gain (loss) of $(10.8) million and $11.6 million, respectively, on the commodity futures.
The Company enters into forward exchange contracts, which are designated as and qualify as cash flow hedges as defined in SFAS No. 133, principally to hedge the currency fluctuations in certain transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. Principal transactions hedged during the year were firm sales and purchase commitments. The fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At December 31, 2006 and 2005, the net unrealized gain (loss) on the net foreign currency contracts was $(5.6) million and $0.3 million, respectively.
Interest rate swaps are used to manage interest expense exposure by fixing the interest rate on a portion of floating rate debt. Commodity and foreign currency contracts are used to hedge future sales and purchase commitments. Unrealized gains and losses on these derivative financial instruments are recorded in other comprehensive income (loss) until the underlying transaction occurs and is recorded in the statement of operations at which point such amounts included in other comprehensive income (loss) are recognized in income, which generally will occur over periods less than one year. During the years ended December 31, 2006, 2005 and 2004, a $20.9 million gain, a $3.9 million gain, and a $(1.0) million loss were reclassified from accumulated other comprehensive income to the statement of operations.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Net Investment Hedge
In October 2005, the Company entered into a U.S. dollar to Euro cross currency and interest rate swap agreement with a notional value of $150 million, which is designated as and qualifies as a net investment hedge of the Company’s net investment in its European operations, in order to hedge the effects of the changes in spot exchange rates on the value of the net investment. The swap has a term of just over two years with a maturity date of November 15, 2007. The fair value of the cross currency and interest rate swap is determined with the assistance of third party provided calculations. At December 31, 2006 and 2005, the net unrealized gain (loss) on the swap was $(15.2) million and $1.6 million, respectively. The swap is marked-to-market quarterly using the “spot method” to measure the amount of hedge ineffectiveness. Changes in the fair value of the swap as they relate to spot exchange rates are recorded as other comprehensive income (loss) whereas changes in the fair value of the swap as they relate to the interest rate differential and the change in interest rate differential since the last marked-to-market date, equaling approximately $(0.3) million and $1.0 million, respectively, as of December 31, 2006 and 2005, are recognized currently in earnings (loss) for the period. The unrealized gains and losses recognized in other comprehensive income (loss) will be recorded in the statement of operations at a future point in time if the Company divests of its European operations.
Fair Value of Designated Derivatives
The notional amounts and fair values of these designated cash flow and net investment hedge financial instruments at December 31, 2006 and 2005 are shown below (in millions). The carrying amount of the financial instruments was a net liability of $(31.1) million and a net asset of $14.1 million at December 31, 2006 and 2005, respectively.

	2006		2005
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Cash flow hedges:
Interest rate swap	$9.0	$(0.4)	$9.0	$(0.4)
Commodity futures	217.6	(10.8)	39.9	11.6
Foreign currency forward exchange	152.0	(5.6)	43.1	0.3
Net investment hedges:
Cross currency and interest rate swap	150.0	(14.3)	150.0	2.6

		$(31.1)		$14.1

Other Forward Pricing Agreements
In the normal course of business, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption of SFAS No. 133 because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At December 31, 2006 and 2005, General Cable had $165.4 million and $106.2 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At December 31, 2006 and 2005, General Cable had an unrealized gain (loss) of $(10.1) million and $11.4 million, respectively, related to these transactions. General Cable expects the unrealized losses under these agreements to be offset as a result of firm sales price commitments with customers.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
11. Income Taxes
The provision (benefit) for income taxes attributable to continuing operations consisted of the following (in millions):

	Year Ended December 31,
	2006	2005	2004
Current tax expense (benefit):
Federal	$6.8	$1.1	$(34.0)
State	0.3	0.2	(1.4)
Foreign	53.1	23.2	16.7
Deferred tax expense (benefit):
Federal	22.5	(2.8)	(1.9)
State	(5.8)	—	—
Foreign(1)	(12.0)	0.1	2.5

Total	$64.9	$21.8	$(18.1)

(1)	The 2006 foreign deferred tax benefit includes a $1.2 million tax benefit attributable to the impact of an enacted tax rate change on the Spanish subsidiary’s deferred tax liability.
The reconciliation of reported income tax expense (benefit) to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income from continuing operations is as follows (in millions):

	Year Ended December 31,
	2006	2005	2004
Statutory federal income tax	$70.1	$21.4	$6.8
State and foreign income tax differential(1)	(4.7)	1.6	(1.4)
Settlement of tax items(2)	(0.2)	(1.2)	(23.3)
Other, net	(0.3)	—	(0.2)

Total	$64.9	$21.8	$(18.1)

(1)	The 2006 state and foreign income tax differential amount includes $6.3 million of tax benefits attributable to the release of valuation allowances against state and Brazilian deferred tax assets.

(2)	The settlement of tax items amount equaling approximately $23.3 million in the table above was due to an income tax benefit resulting from the reduction of tax contingencies during 2004.
The components of deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$21.8	$66.3
Pension and retiree benefits accruals	20.2	15.3
Asset and rationalization reserves	—	0.5
Inventory	87.6	31.2
Tax credit carryforwards	5.6	7.5
Other liabilities	36.9	14.2
Valuation allowance	(21.3)	(18.5)

Total deferred tax assets	150.8	116.5
Deferred tax liabilities:
Inventory	1.0	1.7
Depreciation and fixed assets	30.4	35.4

Net deferred tax assets	$119.4	$79.4

The valuation of the deferred tax asset is dependent on, among other things, the ability of the Company to generate a sufficient level of future taxable income. In estimating future taxable income, the Company has considered both positive and negative evidence, such as historical results of operations, including the losses realized in recent periods, and has considered

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
the implementation of prudent and feasible tax planning strategies. Approximately $5.7 million of the Company’s deferred tax asset relates to U.S. tax loss carryforwards that must be utilized prior to expiration in the period 2007-2009. This finite life has been considered by the Company in the valuation of the asset. The Company has and will continue to review on a quarterly basis its assumptions and tax planning strategies and, if the amount of the estimated realizable net deferred tax asset is less than the amount currently on the balance sheet, the Company would reduce its deferred tax asset, recognizing a non-cash charge against reported earnings.
As of December 31, 2006, the Company has recorded a valuation allowance for a portion of its state net operating loss carryforwards and temporary differences as well as a portion of its foreign net operating loss carryforwards and temporary differences due to uncertainties regarding the ability to obtain future tax benefits for these tax attributes. In 2006, the Company determined that the recently improved performance of the U.S. business, along with the expectation of future U.S. income, constituted sufficient positive evidence to recognize a portion of its state deferred tax asset. Accordingly, the Company recognized an income tax benefit of approximately $5.8 million for the release of a portion of its state deferred tax valuation allowance. The Company also released the full $0.5 million valuation allowance recorded against the deferred tax assets of its Brazilian subsidiary as it was determined to be more likely than not that the Brazilian deferred tax assets would be utilized based upon recent profitability and expected future income levels.
The Company has $16.2 million of U.S. net operating loss carryforwards that are subject to a $5.4 million annual limitation under Internal Revenue Code Section 382. These Section 382 limited net operating loss carryforwards expire ratably from 2007-2009. The Company also has approximately $45.3 million of net operating loss carryforwards as of December 31, 2006, in various foreign jurisdictions. A valuation allowance has been established against $44.0 million of these foreign net operating losses due to the uncertainty of utilization prior to expiration. A partial valuation allowance of approximately $1.2 million has also been established against U.S. state net operating losses. The Company has $5.4 million of U.S. alternative minimum tax credits, which have no expiration date. Approximately $3.1 million of these alternative minimum tax credit carryforwards are also subject to Section 382 limitations.
The American Jobs Creation Act of 2004 provided that U.S. corporations could repatriate earnings of foreign subsidiaries at a reduced tax rate through December 31, 2005 under certain circumstances. Management decided not to repatriate any foreign earnings pursuant to the American Jobs Creation Act of 2004. As of December 31, 2006, the undistributed earnings of foreign subsidiaries that were considered to be indefinitely reinvested were approximately $265 million.
12. Employee Benefit Plans
General Cable provides retirement benefits through contributory and noncontributory qualified and non-qualified defined benefit pension plans covering eligible domestic and international employees as well as through defined contribution plans and other postretirement benefits.
Defined Benefit Pension Plans
Benefits under General Cable’s qualified U.S. defined benefit pension plan generally are based on years of service multiplied by a specific fixed dollar amount, and benefits under the Company’s qualified non-U.S. defined benefit pension plans generally are based on years of service and a variety of other factors that can include a specific fixed dollar amount or a percentage of either current salary or average salary over a specific period of time. The amounts funded for any plan year for the qualified U.S. defined benefit pension plan are neither less than the minimum required under federal law nor more than the maximum amount deductible for federal income tax purposes. General Cable’s non-qualified unfunded U.S. defined benefit pension plans include a plan that provides defined benefits to select senior management employees beyond those benefits provided by other programs. The Company’s non-qualified unfunded non-U.S. defined benefit pension plans include plans that provide retirement indemnities to employees within the Company’s European business. Pension obligations for the majority of non-qualified unfunded defined benefit pension plans are provided for by book reserves and are based on local practices and regulations of the respective countries. General Cable makes cash contributions for the costs of the non-qualified unfunded defined benefit pension plans as the benefits are paid.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The changes in the benefit obligation and plan assets, the funded status of the plans and the amounts recognized in the Consolidated Balance Sheets were as follows (in millions):

	U.S. Plans		Non-U.S. Plans
	December 31,		December 31,
	2006	2005	2006	2005
Changes in Benefit Obligation:
Beginning benefit obligation	$152.1	$140.2	$28.4	$23.4
Impact of foreign currency exchange rate change	—	—	2.0	(0.3)
Acquisitions	—	—	6.9	—
Service cost	1.8	1.8	0.9	0.4
Interest cost	8.6	8.4	1.7	1.4
Special termination benefits	—	0.3	—	—
Benefits paid	(9.9)	(9.9)	(1.4)	(0.9)
Employee contributions	—	—	0.1	0.1
Amendments	0.4	(0.1)	—	—
Assumption change	0.5	6.1	—	—
Actuarial (gain) loss	(2.8)	5.3	(1.2)	4.3

Ending benefit obligation	$150.7	$152.1	$37.4	$28.4

Changes in Plan Assets:
Beginning fair value of plan assets	118.0	111.8	21.6	18.7
Impact of foreign currency exchange rate change	—	—	1.0	(0.3)
Actual return on plan assets	12.4	6.9	2.2	2.5
Company contributions	6.0	9.2	2.3	1.6
Benefits paid	(9.9)	(9.9)	(1.2)	(0.9)

Ending fair value of plan assets	$126.5	$118.0	$25.9	$21.6

Funded status at end of year	$(24.2)	$(34.1)	$(11.5)	$(6.8)

Unrecognized net transition obligation (2005)		—		0.1
Unrecognized actuarial loss (2005)		41.4		9.5
Unrecognized prior service cost (2005)		7.3		1.2

Prepaid pension cost (2005)		$14.6		$4.0

Amounts Recognized in Consolidated Balance Sheet:
Accrued liabilities (2006)	$(0.5)		$(0.3)

Other liabilities (2006)	$(23.7)		$(11.2)

Accrued pension liability (2005)		$(29.8)		$(5.7)
Intangible asset (2005)		2.2		1.4
Accumulated other comprehensive income (2005)		42.2		8.3

Net amounts recognized (2005)		$14.6		$4.0

Recognized in Accumulated Other Comprehensive Income:
Net actuarial loss	$33.4		$7.4
Prior service cost	6.7		1.0
Transition obligation	—		0.4

	$40.1		$8.8

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The accumulated benefit obligation for all of the Company’s defined benefit pension plans was $180.6 million and $173.8 million at December 31, 2006 and 2005, respectively. The information for defined benefit pension plans with an accumulated benefit obligation in excess of plan assets is as follows (in millions):

	U.S. Plans		Non-U.S. Plans
	December 31,		December 31,
	2006	2005	2006	2005
Projected benefit obligation	$136.4	$137.2	$22.2	$27.7
Accumulated benefit obligation	135.4	136.1	22.0	26.8
Fair value of plan assets	126.5	118.0	18.0	21.1
Pension expense included the following components (in millions):

	U.S. Plans			Non-U.S. Plans
	Year ended December 31,			Year ended December 31,
	2006	2005	2004	2006	2005	2004
Pension expense:
Service cost	$1.8	$1.8	$1.7	$0.9	$0.4	$0.4
Interest cost	8.6	8.4	8.1	1.7	1.4	1.3
Expected return on plan assets	(9.8)	(9.4)	(8.4)	(1.5)	(1.4)	(1.2)
Amortization of prior service cost	1.3	1.1	1.1	0.1	0.1	—
Amortization of net loss	2.8	2.0	2.1	0.3	0.3	0.3
Amortization of transition obligation	—	—	—	0.1	—	0.1
Curtailment loss	—	0.7	—	—	—	—

Net pension expense	$4.7	$4.6	$4.6	$1.6	$0.8	$0.9

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net pension expense over the next fiscal year are $2.4 million and $1.2 million, respectively.
General Cable evaluates its actuarial assumptions at least annually, and adjusts them as necessary. The Company uses a measurement date of December 31 for all of its defined benefit pension plans. The weighted average assumptions used in determining benefit obligations were:

	U.S. Plans		Non-U.S. Plans
	2006	2005	2006	2005
Discount rate	6.00%	5.75%	5.16%	5.07%
Expected rate of increase in future compensation levels	4.00%	4.00%	3.45%	3.68%
The weighted average assumptions used to determine net pension expense were:

	U.S. Plans			Non-U.S. Plans
	2006	2005	2004	2006	2005	2004
Discount rate	5.75%	6.00%	6.12%	4.72%	5.57%	6.15%
Expected rate of increase in future compensation levels	4.00%	4.00%	4.00%	2.72%	4.44%	4.35%
Long-term expected rate of return on plan assets	8.50%	8.50%	8.50%	6.90%	7.08%	7.67%
Pension expense for the defined benefit pension plans sponsored by General Cable is determined based principally upon certain actuarial assumptions, including the discount rate and the expected long-term rate of return on assets. The discount rates for the U.S. defined benefit pension plans was determined based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency which are expected to be available during the period to maturity of the projected pension benefit obligations and based on information received from actuaries. Non-U.S. defined benefit

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
pension plans followed a similar evaluation process based on financial markets in those countries where General Cable provides a defined benefit pension plan.
The weighted-average long-term expected rate of return on assets is based on input from actuaries, including their review of historical 10-year, 20-year, and 25-year rates of inflation and real rates of return on various broad equity and bond indices in conjunction with the diversification of the asset portfolio. The expected long-term rate of return on assets for the qualified U.S. defined benefit pension plan is based on an asset allocation assumption of 65% allocated to equity investments, with an expected real rate of return of 7%, and 35% to fixed-income investments, with an expected real rate of return of 3%, and an assumed long-term rate of inflation of 3%. The actual asset allocations were 64% of equity investments and 36% of fixed-income investments at December 31, 2006 and 65% of equity investments and 35% of fixed-income investments at December 31, 2005. The expected long-term rate of return on assets for qualified non-U.S. defined benefit plans is based on a weighted-average asset allocation assumption of 55% allocated to equity investments, 42% to fixed-income investments and 3% to other investments. The actual weighted-average asset allocations were 56% of equity investments, 40% of fixed-income investments and 4% of other investments at December 31, 2006 and 57% of equity investments, 38% of fixed-income investments and 5% of other investments at December 31, 2005. Management believes that long-term asset allocations on average and by location will approximate the Company’s assumptions and that the long-term rate of return used by each country that is included in the weighted-average long-term expected rate of return on assets is a reasonable assumption.
The determination of pension expense for the qualified defined benefit pension plans is based on the fair market value of assets as of the measurement date. Investment gains and losses are recognized in the measurement of assets immediately. Such gains and losses will be amortized and recognized as part of the annual benefit cost to the extent that unrecognized net gains and losses from all sources exceed 10% of the greater of the projected benefit obligation or the market value of assets.
General Cable’s expense under both U.S. and non-U.S. defined benefit pension plans is determined using the discount rate as of the beginning of the fiscal year, so 2007 expense for the pension plans will be based on the weighted-average discount rate of 6.00% for U.S. defined benefit pension plans and 5.16% for non-U.S. defined benefit pension plans.
The Company expects to contribute, at a minimum, $4.9 million to its defined benefit pension plans for 2007. The estimated future benefit payments expected to be paid for the Company’s defined benefit pension plans are $10.7 million in 2007, $10.7 million in 2008, $10.8 million in 2009, $11.3 million in 2010, $12.2 million in 2011 and $72.9 million in the five years thereafter.
The Company has additional contracts related to pension benefits outside of the United States not included in the tables and financial figures above due to their designation as nonparticipating annuity contracts as defined by SFAS 87. These annuity contracts cover 12 retired and 11 current employees in the Company’s active operations in Spain and 53 employees from the former Saenger, Spain manufacturing facility. The contracts act as irrevocable transfers of risk from the Company to the other party to the contracts, an insurance company. The cost of the benefits covered by the annuity contracts is recorded based on the premiums, or costs, required to purchase and maintain the contracts. The service cost component of net pension cost was approximately $2.9 million in 2006, $0.3 million in 2005, and $0.2 million in 2004. The substantial increase in cost of the premiums charged in 2006 was due to the Company’s purchase of additional protection for inflation and earlier retirement ages. The benefits covered by the annuity contracts are excluded from the projected benefit obligation and the accumulated benefit obligation of the Company, and the annuity contracts are excluded from the Company’s plan assets as required by SFAS 87.
Postretirement Benefits Other Than Pensions
General Cable has postretirement benefit plans that provide medical and life insurance for certain retirees and eligible dependents. General Cable funds the plans as claims or insurance premiums are incurred.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The changes in accrued postretirement benefits were as follows (in millions):

	December 31,
	2006	2005
Changes in Benefit Obligation:
Beginning benefit obligation	$10.5	$10.9
Service cost	0.1	0.2
Interest cost	0.7	0.6
Actuarial (gain) loss	2.3	(0.1)
Special termination benefits	—	0.1
Benefits paid	(1.8)	(1.2)

Ending benefit obligation	$11.8	$10.5

Funded status at end of year	$(11.8)	$(10.5)

Unrecognized actuarial loss (2005)		1.7
Unrecognized prior service cost (2005)		(0.6)

Accrued postretirement benefit cost (2005)		$(9.4)

Amounts Recognized in Consolidated Balance Sheet:
Accrued liabilities (2006)	$(1.7)

Other liabilities (2006)	$(10.1)

Accrued postretirement benefit cost (2005)		$(9.4)

Recognized in Accumulated Other Comprehensive
Income:
Net actuarial loss	$4.2
Prior service cost	(0.6)

	$3.6

Net postretirement benefit expense included the following components (in millions):

	Year ended December 31,
	2006	2005	2004
Postretirement benefit expense:
Service cost	$0.1	$0.2	$0.3
Interest cost	0.7	0.6	0.6
Amortization of prior service cost	(0.1)	(0.1)	(0.1)
Amortization of net loss	0.3	—	—
Curtailment gain	—	(0.2)	—

Net postretirement benefit expense	$1.0	$0.5	$0.8

The estimated net loss and prior service cost for the postretirement benefit plans that will be amortized from accumulated other comprehensive income into net pension expense over the next fiscal year are $0.3 million and $(0.1) million, respectively.
The discount rate used in determining the accumulated postretirement benefit obligation was 5.75% for the year ended December 31, 2006 and 5.50% for the year ended December 31, 2005. The discount rate used in determining the net postretirement benefit expense was 5.50% for the years ended December 31, 2006, 2005 and 2004. The assumed health-care cost trend rate used in measuring the accumulated postretirement benefit obligation in 2006 was 8.00%, decreasing gradually to 4.50% in year 2011 and thereafter, and the assumed health-care cost trend rate used in 2005 was 9.00%, decreasing gradually to 4.50% in year 2011 and thereafter. Increasing the assumed health-care cost trend rate by 1% would result in an increase in the accumulated postretirement benefit obligation of $0.5 million for 2006. The effect of this change would increase net postretirement benefit expense by less than $0.1 million. Decreasing the assumed health-care cost trend rate by 1% would result in a decrease in the accumulated postretirement benefit obligation of $0.5 million for 2006. The effect of this change would decrease net postretirement benefit expense by less than $0.1 million.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The estimated future benefit payments expected to be paid for the Company’s postretirement benefits other than pensions are $1.7 million in 2007, $1.6 million in 2008, $1.6 million in 2009, $1.5 million in 2010, $1.4 million in 2011 and $4.6 million in the five years thereafter.
Defined Contribution Plans
Expense under both U.S. and non-U.S. defined contribution plans generally equals up to six percent of each eligible employee’s covered compensation based on the location and status of the employee. The net defined contribution plan expense recognized was $8.0 million, $7.2 million and $5.9 million, respectively, for the years ended December 31, 2006, 2005 and 2004.
13. Shareholders’ Equity
General Cable is authorized to issue 75 million shares of common stock and 25 million shares of preferred stock.
The Company issued 2,070,000 shares of General Cable 5.75% Series A Redeemable Convertible Preferred Stock (“Series A preferred stock”) on November 24, 2003, 101,949 shares of which are outstanding under the original terms of the Series A preferred stock issuance as of December 31, 2006. The Company paid fees and expenses of $4.2 million related to this transaction, which included an underwriting discount of $3.4 million. The Series A preferred stock was offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act.
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
On November 9, 2005, the Company commenced an offer (“the inducement offer”) to pay a cash premium to holders of its Series A preferred stock who elected to convert their Series A preferred stock into shares of General Cable common stock. The inducement offer expired on December 9, 2005 and a total of 1,939,991 shares, or 93.72%, of the Company’s outstanding shares of Series A preferred stock were surrendered and converted by General Cable as part of the inducement offer. The former holders of the Series A preferred stock received, in the aggregate, the following:
•	9,696,075 shares of General Cable common stock;

•	A cash premium of approximately $15.3 million ($7.88 per share); and

•	Approximately $0.3 million of accrued and unpaid dividends on the Series A preferred stock from November 24, 2005 to December 13, 2005, the date immediately preceding the inducement offer’s settlement date of December 14, 2005.
The $16.6 million cash dividend, which included approximately $1.0 million in costs related to the inducement offer, was recorded in the fourth quarter of 2005 and represented the difference between the fair value of all securities and other consideration transferred in the transaction by the Company to the preferred shareholders and the fair value of securities issuable pursuant to the original conversion terms of the Series A preferred stock less the costs related to the inducement offer.
The Company maintains a deferred compensation plan (“Deferred Compensation Plan”). This plan is available to directors and certain officers and managers of the Company. The plan allows participants to defer all or a portion of their directors’ fees and/or salary and annual bonuses, as applicable, and it permits participants to elect to contribute and defer all or any portion of their nonvested stock, restricted stock and stock awards. All deferrals to the participants’ accounts vest immediately; Company contributions vest according to the vesting schedules in the qualified plan and nonvested stock and

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
restricted stock vests according to the schedule designated by the award. The Company makes matching and retirement contributions (currently equal to 6%) of compensation paid over the maximum allowed for qualified pension benefits, whether or not the employee elects to defer any compensation. The Deferred Compensation Plan does not have dollar limits on tax-deferred contributions. The assets of the Deferred Compensation Plan are held in a Rabbi Trust (“Trust”) and, therefore, are available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency of the Company. Participants have the right to request that their account balance be determined by reference to specified investment alternatives (with the exception of the portion of the account which consists of deferred nonvested and subsequently vested stock and restricted stock). With certain exceptions, these investment alternatives are the same alternatives offered to participants in the General Cable Retirement and Savings Plan for Salaried Associates. In addition, participants have the right to request that the Plan Administrator re-allocate the deferral among available investment alternatives; provided, however that the Plan Administrator is not required to honor such requests. Distributions from the plan are generally made upon the participants’ termination as a director and/or employee, as applicable, of the Company. Participants receive payments from the plan in cash, either as a lump sum payment or through equal annual installments from between one and ten years, except for the nonvested and subsequently vested stock and restricted stock, which the participants receive in shares of General Cable stock. The Company accounts for the Deferred Compensation Plan in accordance with EITF 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested.”
Assets of the Trust, other than the nonvested and subsequently vested stock and restricted stock of the Company, are invested in funds covering a variety of securities and investment strategies, including a General Cable stock fund. Mutual funds available to participants are publicly quoted and reported at market value. The Company accounts for these investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Trust also holds nonvested and subsequently vested stock and restricted stock shares of the Company. The Company’s nonvested and subsequently vested and restricted stock that is held by the Trust has been accounted for in additional paid-in capital since the adoption of SFAS 123(R) on January 1, 2006, and prior to that date, had been accounted for in other shareholders’ equity in the consolidated balance sheet, and the market value of this nonvested and subsequently vested stock and restricted stock was $30.5 million as of December 31, 2006 and $13.6 million as of December 31, 2005. The market value of the assets held by the Trust, exclusive of the market value of the shares of the Company’s nonvested and subsequently vested stock and restricted stock, at December 31, 2006 and December 31, 2005 was $12.3 million and $8.3 million, respectively, and is classified as “other non-current assets” in the consolidated balance sheet. Amounts payable to the plan participants at December 31, 2006 and December 31, 2005, excluding the market value of the shares of the Company’s nonvested and subsequently vested stock and restricted stock, was $12.3 million and $8.3 million, respectively, and is classified as “other liabilities” in the consolidated balance sheet.
In accordance with EITF 97-14, all market value fluctuations of the Trust assets, exclusive of the shares of nonvested and subsequently vested stock and restricted stock of the Company, have been reflected in other comprehensive income (loss). Increases or decreases in the market value of the deferred compensation liability, excluding the shares of nonvested and subsequently vested stock and restricted stock of the Company held by the Trust, are included as compensation expense in the consolidated statements of operations. Based on the changes in the total market value of the Trust’s assets, exclusive of the nonvested and subsequently vested stock and restricted stock, the Company recorded net compensation expense of $2.9 million in 2006, $1.1 million in 2005, and $1.6 million in 2004. See Note 14 for compensation costs recorded on nonvested and subsequently vested stock shares and restricted stock.
In November 1998, General Cable entered into a Stock Loan Incentive Plan (SLIP) with executive officers and key employees. Under the SLIP, the Company loaned $6.0 million to facilitate open market purchases of General Cable common stock. A matching restricted stock unit (MRSU) was issued for each share of stock purchased under the SLIP. The fair value of the MRSUs at the grant date of $6.0 million, adjusted for subsequent forfeitures, was amortized to expense over the initial five-year vesting period. In June 2003, all executive officers repaid their loans plus interest that were originally made under the SLIP in the amount of $1.8 million. The Company accepted, as partial payment for the loans, common stock owned by the executive officers and restricted stock units previously awarded to them under the SLIP. In July 2003, the Company approved an extension of the loan maturity for the remaining participants in the SLIP for an additional three years to November 2006, subject in the extension period to a rate of interest of 5.0%. As part of the loan extension the vesting schedule on the MRSUs was also extended so that the MRSUs vest in November 2006. During the third quarter of 2004, certain employees repaid their loans plus interest that were originally made under the SLIP in the amount of $1.4 million. The Company accepted, as partial payment for the loans, common stock owned by the employees and restricted stock units previously awarded to them under the SLIP. During the second quarter of 2005, the remaining participants in the SLIP

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
repaid their loans plus interest that were originally made under the SLIP in the amount of $2.2 million. The Company accepted, as partial payment for the loans, common stock owned by the employees and restricted stock units previously awarded to them under the SLIP. There are no MRSUs or loans related to this program outstanding as of December 31, 2006.
The components of accumulated other comprehensive income (loss) consisted of the following (in millions):

	December 31,
	2006	2005
Foreign currency translation adjustment	$44.8	$14.2
Pension adjustments, net of tax	(27.0)	(33.4)
Change in fair value of derivatives, net of tax	(20.2)	8.5
Unrealized investment gains	6.4	3.5
Adoption of SFAS 158, net of tax	(7.0)	—
Other	0.4	0.4

Total	$(2.6)	$(6.8)

Other shareholders’ equity consisted of nonvested stock of $4.8 million at December 31, 2005. The nonvested stock was reclassified to additional paid-in capital as part of the adoption of SFAS 123(R). See Note 14 for details.
14. Share-Based Compensation
The adoption of SFAS 123(R)’s fair value method has resulted in share-based expense in the amount of $1.1 million related to stock options for the year ended December 31, 2006, which is included as a component of selling, general and administrative expenses. No compensation expense related to stock options was recorded during the years ended December 31, 2005 and 2004 under APB 25. In addition, the Company continued to record compensation expense related to nonvested stock awards as a component of selling, general and administrative expense. The year ended December 31, 2006 included $1.3 million of compensation costs related to performance-based nonvested stock awards (as compared to $1.1 million and $0.6 million, respectively, for the years ended December 31, 2005 and 2004) and $2.5 million related to all other nonvested stock awards (as compared to $0.6 million and zero, respectively, for the years ended December 31, 2005 and 2004). For the year ended December 31, 2006, all share-based compensation costs lowered pre-tax earnings by $4.9 million, lowered net income by $3.1 million, and lowered basic and diluted earnings per share by $0.06 per share. A summary of all share-based compensation expense, along with the related income tax benefit, for each of the past three years is as follows (in million):

	Year Ended December 31,
	2006	2005	2004
Share-based compensation expense recognized	$4.9	$1.7	$0.6
Income tax benefit recognized	1.8	0.6	0.2

After-tax share-based compensation expense	$3.1	$1.1	$0.4

During the years ended December 31, 2006, 2005 and 2004, cash received from stock option exercises was $22.7 million, $2.6 million, and $1.1 million, respectively. The total tax benefit to be realized for tax deductions from these option exercises was $17.7 million, $0.4 million, and $0.1 million, respectively. The $50.4 million tax deduction for all share-based compensation for the year ended December 31, 2006, includes $19.0 million of excess tax benefits that are classified as a financing cash flow and would have been classified as an operating cash inflow prior to the adoption of SFAS 123(R). The Company has elected the alternative method, as discussed in SFAS 123(R)-3, to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R).
General Cable currently has share-based compensation awards outstanding under three plans. These plans allow the Company to fulfill its incentive award obligations generally by granting nonqualified stock options and nonvested stock awards. New shares are issued when nonqualified stock options are exercised and when nonvested stock awards are granted. There have been no material modifications made to these plans during the year ended December 31, 2006. On May 10, 2005, the General Cable Corporation 2005 Stock Incentive Plan (“2005 Plan”) was approved and replaced the two previous equity compensation plans, the 1997 Stock Incentive Plan and the 2000 Stock Option Plan. The Compensation Committee of the Board of Directors will no longer grant any awards under the previous plans but will continue to administer awards which were previously granted under the 1997 and 2000 plans. The 2005 Plan authorized a maximum of 1,800 thousand shares to

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
be granted. Shares reserved for future grants, including options, under the 2005 Plan, approximated 1,408 thousand at September 29, 2006.
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
The 2000 Stock Option Plan (“2000 Plan”), as amended, authorized a maximum of 1,500 thousand non-qualified options to be granted. No other forms of award were authorized under this plan. Stock options were granted to employees selected by the Compensation Committee of the Board or the Chief Executive Officer at prices which were not less than the closing market price on the date of grant. The Compensation Committee (or Chief Executive Officer) had authority to set all the terms of each grant.
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
A summary of stock option activity for the year ended December 31, 2006, is as follows (options in thousands and aggregate intrinsic value in millions):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term	Value
Outstanding at December 31, 2005	3,144	$10.90
Granted	109	23.24
Exercised	(2,120)	10.68
Forfeited or Expired	(44)	19.65

Outstanding at December 31, 2006	1,089	$12.22	5.7 years	$34.3

Exercisable at December 31, 2006	811	$10.85	4.8 years	$26.7

During the years ended December 31, 2006, 2005 and 2004, the weighted average grant date fair value of options granted was $12.75, $5.56, and $4.16, respectively, the total intrinsic value of options exercised was $50.9 million, $1.5 million, and $0.5 million, respectively, and the total fair value of options vested during the periods was $2.7 million, $5.0 million, and $0.5 million, respectively. At December 31, 2006, the total compensation cost related to nonvested options not yet recognized was $1.1 million with a weighted average expense recognition period of 2 years.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model using the following weighted-average assumptions:

	Year Ended December 31,
	2006	2005	2004
Risk-free interest rate(1)	4.7%	3.7%	4.0%
Expected dividend yield(2)	N/A	N/A	N/A
Expected option life(3)	4.6 years	5.5 years	6.5 years
Expected stock price volatility(4)	62.6%	45.3%	40.9%
Weighted average fair value of options granted	$12.75	$5.56	$4.16

(1)	Risk-free interest rate – This is the U.S. Treasury rate at the end of the period in which the option was granted having a term approximately equal to the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.

(2)	Expected dividend yield – The Company has not made any dividend payments on common stock since 2002 and it does not have plans to pay dividends on common stock in the foreseeable future. Any dividends paid in the future will decrease compensation expense.

(3)	Expected option life – This is the period of time over which the options granted are expected to remain outstanding and is based on historical experience. Options granted have a maximum term of ten years. An increase in expected life will increase compensation expense.

(4)	Expected stock price volatility – This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. The Company uses actual historical changes in the market value of the Company’s stock to calculate the volatility assumption as it is management’s belief that this is the best indicator of future volatility. An increase in the expected volatility will increase compensation expense.
Additional information regarding options outstanding as of December 31, 2006 is as follows (options in thousands):

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Options	Exercise	Remaining	Options	Exercise
Option Prices	Outstanding	Price	Contractual Life	Exercisable	Price
$ 0 - $ 7	274	$4.00	6.1 years	274	$4.00
$ 7 - $14	577	12.09	5.8 years	407	12.22
$14 - $21	32	14.13	2.6 years	32	14.13
$21 - $28	205	23.23	5.6 years	98	23.28
$28 - $35	1	31.98	9.3 years	—	—
Nonvested Stock
The majority of the nonvested stock awards issued under the 2005 Plan is restricted as to transferability and salability with these restrictions being removed in equal annual installments over the five-year period following the grant date. The majority of the nonvested stock awards issued under the 1997 Plan is restricted as to transferability and salability with these restrictions expiring ratably over a three-year or five-year period, expiring after six years from the date of grant or expiring ratably from the second anniversary to the sixth anniversary of the date of grant. A minimal amount of immediately vesting restricted stock held by certain members of the Company’s Board of Directors in the Deferred Compensation Plan is included in this presentation as nonvested stock.
During the first quarter of 2001 and 2004, approximately 356 thousand and 341 thousand, respectively, nonvested common stock shares with performance accelerated vesting features were awarded to certain senior executives and key employees under the Company’s 1997 Stock Incentive Plan, as amended. The nonvested shares vest either six years from the date of grant or ratably from the second anniversary of the date of grant to the sixth anniversary unless certain performance criteria are met. The performance measure used to determine vesting is either the Company’s stock price or earnings per share. As of

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
December 31, 2006, 696 thousand shares were issued as nonvested performance shares and approximately 461 thousand shares have vested. Approximately 45 thousand shares have been cancelled.
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
A summary of all nonvested stock activity for the year ended December 31, 2006, is as follows (shares in thousands):

		Weighted
		Average
	Shares	Grant Date
	Outstanding	Fair Value
Balance At December 31, 2005	743	$9.90
Granted	277	25.95
Vested	(304)	9.46
Forfeited	(4)	20.18

Balance At December 31, 2006	712	$16.19

The weighted-average grant date fair value of all nonvested shares granted, the total fair value (in millions) of all nonvested shares granted, and the fair value (in millions) of all shares that have vested during each of the past three years is as follows:

	Year Ended December 31,
	2006	2005	2004
Weighted-average grant date fair value	$25.95	$12.07	$8.54

Fair value of nonvested shares granted	$7.2	$4.0	$3.2

Fair value of shares vested	$7.7	$0.2	$0.2

As of December 31, 2006, there was $0.3 million of total unrecognized compensation cost related to performance-based nonvested stock and $7.5 million of total unrecognized compensation cost related to all other nonvested stock. The cost is expected to be recognized over a weighted average period of 1.1 years for the performance-based nonvested stock and 3.7 years for all other nonvested stock.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
15. Earnings Per Common Share of Continuing Operations
A reconciliation of the numerator and denominator of earnings per common share of continuing operations-basic to earnings per common share of continuing operations-assuming dilution is as follows (in millions, except per share data):

	Year Ended December 31,
	2006	2005	2004
EPS from continuing operations – basic:
Income from continuing operations	$135.3	$39.2	$37.5
Less: Preferred stock dividends on convertible stock	(0.3)	(0.4)	(6.0)
Preferred stock dividends on converted stock	—	(5.3)	—
Inducement payment and offering costs	—	(16.3)	—

Income from continuing operations for basic EPS computation(1)	$135.0	$17.2	$31.5

Weighted average shares outstanding for basic EPS computation(2)	50.0	41.1	39.0

Earnings per common share from continuing operations – basic	$2.70	$0.42	$0.81

EPS from continuing operations – assuming dilution:
Income from continuing operations	$135.3	$39.2	$37.5
Less: Preferred stock dividends on convertible stock, if applicable	—	(0.4)	—
Preferred stock dividends on converted stock, if applicable	—	(5.3)	—
Inducement payment and offering costs, if applicable	—	(16.3)	—

Income from continuing operations for diluted EPS computation(1)	$135.3	$17.2	$37.5

Weighted average shares outstanding including nonvested shares	51.0	41.1	39.0
Dilutive effect of stock options and restricted stock units	0.5	0.8	1.0
Dilutive effect of assumed conversion of preferred stock, if applicable	0.5	—	10.3

Weighted average shares outstanding for diluted EPS computation(2)	52.0	41.9	50.3

Earnings per common share from continuing operations – assuming dilution	$2.60	$0.41	$0.75

(1)	Numerator

(2)	Denominator
On November 9, 2005, the Company commenced an offer (“the inducement offer”) to pay a cash premium to holders of its Series A preferred stock who elected to convert their preferred stock into shares of General Cable common stock. The inducement offer expired on December 9, 2005 and a total of 1,939,991 shares, or 93.72%, of the Company’s outstanding shares of Series A preferred stock were surrendered and converted by General Cable as part of the inducement offer. The former holders of the Series A preferred stock received, in the aggregate, the following:
•	9,696,075 shares of General Cable common stock;

•	A cash premium of approximately $15.3 million ($7.88 per share); and

•	Approximately $0.3 million of accrued and unpaid dividends on the Series A preferred stock from November 24, 2005 to December 13, 2005, the date immediately preceding the inducement offer’s settlement date of December 14, 2005.
The $16.6 million cash dividend, which included approximately $1.0 million in costs related to the inducement offer, was recorded in the fourth quarter of 2005. As set forth in Emerging Issues Task Force (EITF) Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” when convertible preferred stock is converted pursuant to an inducement offer, the excess of the fair value of the consideration transferred in the transaction to the holders of the convertible preferred stock over the fair value of the securities issuable pursuant to the

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
original conversion terms should be subtracted from net income to arrive at net income applicable to common shareholders in the calculation of earnings per share. As such, the inducement payment and offering costs paid by the Company in connection with the inducement offer resulted in a reduction of net income available to common shareholders.
As of December 31, 2005, 129,916 shares, or 6.28%, of the Series A preferred stock remained outstanding under the original terms of the Series A preferred stock issuance, and all shares of Series A preferred stock surrendered for conversion in the inducement offer were canceled and retired. As set forth in EITF Topic D-53, “Computation of Earnings per Share for a Period That Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock,” when a company enters into an induced conversion of only a portion of a class of the company’s outstanding preferred stock, any excess consideration should be attributed to the converted shares, and the converted shares should be considered separately from the shares that were not converted for purposes of applying the “if-converted” method from the beginning of the period. As such, for purposes of General Cable’s computation of diluted net income per common share for the year ended December 31, 2005, the portion of the Company’s Series A preferred stock that was converted was considered separately from the portion of the Company’s Series A preferred stock that was not converted. The inducement payment and offering costs paid by the Company in connection with the inducement offer were attributed to the portion of the Company’s Series A preferred stock that was converted. As a result, conversion of the portion of the Company’s Series A preferred stock that was converted into 9,696,075 weighted average common shares outstanding for the year ended December 31, 2005 was not assumed because the resulting impact on the calculation of diluted net income per common share would have been anti-dilutive. The portion of the Company’s Series A preferred stock that was not converted was also not assumed because the resulting impact on the calculation of diluted net income per common share would have been anti-dilutive. As of December 31, 2006, 101,949 shares of the Series A preferred stock remained outstanding under the original terms of the Series A preferred stock issuance.
The earnings per common share — assuming dilution computation also excludes the impact of an insignificant amount of stock options and restricted stock units in 2006 and 0.4 million and 1.6 million stock options and restricted stock units in 2005 and 2004, respectively, because their impact was anti-dilutive.
Certain effects on diluted net income per common share may result in future periods as a result of the Company’s issuance of $355.0 million in 0.875% Convertible Notes and the Company’s entry into note hedge and warrant agreements during the fourth quarter of 2006. See Note 9 for a description of the key terms of these transactions. Under EITF 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share”, and EITF 90-19, and because of the Company’s obligation to settle the par value of the 0.875% Convertible Notes in cash, the Company is not required to include any shares underlying the 0.875% Convertible Notes in its weighted average shares outstanding – assuming dilution until the average stock price per share for the quarter exceeds the $50.36 conversion price of the 0.875% Convertible Notes and only to the extent of the additional shares that the Company may be required to issue in the event that the Company’s conversion obligation exceeds the principal amount of the 0.875% Convertible Notes converted. These conditions had not been met as of December 31, 2006. At any such time in the future that these conditions are met, only the number of shares that would be issuable (under the “treasury” method of accounting for the share dilution) will be included, which is based upon the amount by which the average stock price exceeds the conversion price. On February 20, 2007, the Company’s closing stock price was $52.46 per share, or $2.10 per share above the conversion price. If this stock price is the average price per share for the first quarter, approximately 281,819 additional shares would be included in the earnings per share – assuming dilution calculation as of the end of the quarter. In addition, shares underlying the warrants will be included in the weighted average shares outstanding – assuming dilution when the average stock price per share for a quarter exceeds the $76.00 strike price of the warrants, and shares underlying the note hedges, per the guidance in SFAS 128, Earnings per Share, will not be included in the weighted average shares outstanding – assuming dilution because the impact of the shares will always be anti-dilutive. The condition to include underlying shares related to the warrants had not been met as of December 31, 2006 and was not met as of February 20, 2007.
The following table provides examples of how changes in the Company’s stock price would require the inclusion of additional shares in the denominator of the weighted average shares outstanding – assuming dilution calculation. The table also reflects the impact on the number of shares that the Company would expect to issue upon concurrent settlement of the 0.875% Convertible Notes and the note hedges and warrants discussed below:

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

			Total Treasury		Incremental Shares
	Shares Underlying		Method	Shares Due to the	Issued by the
	0.875% Convertible	Warrant	Incremental	Company under	Company upon
Share Price	Notes	Shares	Shares(1)	Note Hedges	Conversion(2)
$50.36	—	—	—	—	—
$60.36	1,167,502	—	1,167,502	(1,167,502)	—
$70.36	2,003,400	—	2,003,400	(2,003,400)	—
$80.36	2,631,259	382,618	3,013,877	(2,631,259)	382,618
$90.36	3,120,150	1,120,363	4,240,513	(3,120,150)	1,120,363
$100.36	3,511,614	1,711,088	5,222,702	(3,511,614)	1,711,088

(1)	Represents the number of incremental shares that must be included in the calculation of fully diluted shares under U.S. GAAP.

(2)	Represents the number of incremental shares to be issued by the Company upon conversion of the 0.875% Convertible Notes, assuming concurrent settlement of the note hedges and warrants.
16. Segment Information
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
North American Electric Utility cable products include low-, medium- and high-voltage power distribution and power transmission products and installation for overhead and buried applications. International Electric Utility cable products include low-, medium-, high- and extra-high-voltage power distribution and power transmission products and installation for overhead and buried applications. North American Portable Power and Control cable products include electronic signal, control, sound and security cables, and flexible cords used for temporary power, OEM applications and maintenance and repair. North American Electrical Infrastructure cable products include low- and medium-voltage industrial instrumentation, power and control cables used for power generation, refining and petrochemical applications, natural gas production, factory automation and non-residential industrial construction. International Electrical Infrastructure cable products include maintenance cords and cables, flexible construction cables, and industrial instrumentation, power and control cables used for power generation, mining, refining and petrochemical applications, natural gas production, factory automation and non-residential, industrial and residential construction. Transportation and Industrial Harnesses cable products include automotive wire and cable and application-specific wire harnesses and assemblies. Telecommunications wire and cable products include low-voltage outside plant wire and cable products for aerial, buried and duct applications. Networking products include low-voltage network, fiber optic and other information technology cables.
Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial statements. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions on how to allocate resources and assess performance. Under the criteria of SFAS 131, the Company has thirteen operating segments and eight reportable segments. The following table summarizes the relationship between the Company’s operating segments and reportable segments:

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Operating Segments	Reportable Segments
North American Utility	North American Electric Utility
European Utility	International Electric Utility
Asia-Pacific Utility	International Electric Utility
Portable Cord & Electronics	North American Portable Power and Control
Industrial Products	North American Electrical Infrastructure
European Industrial & Specialty Cables	International Electrical Infrastructure
Asia-Pacific Industrial & Specialty Cables	International Electrical Infrastructure
Automotive Products	Transportation and Industrial Harnesses
Assemblies	Transportation and Industrial Harnesses
Telecommunications	Telecommunications
Datacom Products	Networking
European Communications	Networking
Asia-Pacific Communications	Networking
The Automotive Products and Assemblies operating segments have been aggregated into the Transportation and Industrial Harnesses reporting segment and the Datacom Products, European Communications, and Asia-Pacific Communications operating segments have been aggregated into the Networking reporting segment based on paragraphs 18, 20 and 21 of SFAS 131 that allow the aggregation of operating segments that do not meet certain quantitative thresholds. The Asia-Pacific Utility and the Asia-Pacific Industrial & Specialty Cables segments have been aggregated with the European Utility and European Industrial & Specialty Cables segments, respectively, based on the overall immateriality of the Asia-Pacific operating segments compared to the consolidated amounts of the reportable segments into which they are aggregated.
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
Corporate assets included cash, deferred income taxes, certain property, including property held for sale and prepaid expenses and other current and non-current assets. The property held for sale consists of real property remaining from the Company’s closure of certain manufacturing operations in the amount of $2.4 million at December 31, 2006 and $3.1 million at December 31, 2005. These properties are actively being marketed for sale. Depreciation on corporate property has been allocated to the operating segments. Depreciation expense included in the corporate column represents accelerated depreciation related to the rationalization of certain plant locations.
The following information gives effect to a restatement of segments and the related 2005 and 2004 prior period segment results to disaggregate the Company’s previously reported three reportable segments (Energy, Industrial & Specialty and Communications) to the eight reportable segments identified above. Summarized financial information for the Company’s reportable segments for the years ended December 31 is as follows (in millions).

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31,
	2006	2005	2004
Net sales:
North American Electric Utility	$779.2	$563.6	$463.5
International Electric Utility	617.2	286.0	242.2
North American Portable Power and Control	297.8	226.0	175.2
North American Electrical Infrastructure	313.4	198.0	147.4
International Electrical Infrastructure	876.8	453.0	373.8
Transportation and Industrial Harnesses	115.8	112.8	114.1
Telecommunications	349.1	319.1	280.1
Networking	315.8	222.3	174.4

Total net sales	$3,665.1	$2,380.8	$1,970.7

Operating income(loss):
North American Electric Utility	$51.8	$27.6	$8.5
International Electric Utility	54.4	37.0	27.7
North American Portable Power and Control	21.9	8.4	4.7
North American Electrical Infrastructure	14.9	(9.9)	(17.8)
International Electrical Infrastructure	52.0	21.6	23.6
Transportation and Industrial Harnesses	14.1	18.2	19.5
Telecommunications	23.5	17.4	9.8
Networking	3.3	(3.2)	(6.6)

Subtotal	235.9	117.1	69.4
Corporate	—	(18.6)	(12.9)

Total operating income	$235.9	$98.5	$56.5

	December 31,
	2006	2005	2004
Identifiable assets:
North American Electric Utility	$214.7	$187.2	$160.7
International Electric Utility	436.5	286.5	189.9
North American Portable Power and Control	125.4	98.6	71.3
North American Electrical Infrastructure	106.3	93.6	90.5
International Electrical Infrastructure	505.0	331.9	222.3
Transportation and Industrial Harnesses	55.1	56.7	57.9
Telecommunications	147.1	133.1	151.4
Networking	218.5	168.7	151.9
Corporate	410.1	166.9	143.4

Total assets	$2,218.7	$1,523.2	$1,239.3

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31,
	2006	2005	2004
Capital expenditures:
North American Electric Utility	$9.0	$11.4	$6.0
International Electric Utility	20.4	7.6	7.9
North American Portable Power and Control	4.1	4.1	1.3
North American Electrical Infrastructure	4.3	3.1	4.0
International Electrical Infrastructure	23.7	8.5	9.5
Transportation and Industrial Harnesses	1.8	0.8	0.9
Telecommunications	2.3	3.8	1.6
Networking	5.5	3.3	5.8

Total capital expenditures	$71.1	$42.6	$37.0

Depreciation expense:
North American Electric Utility	$10.0	$8.1	$7.1
International Electric Utility	7.0	4.0	1.5
North American Portable Power and Control	3.8	3.0	2.1
North American Electrical Infrastructure	3.6	2.5	2.1
International Electrical Infrastructure	8.2	4.6	1.3
Transportation and Industrial Harnesses	1.2	1.2	1.1
Telecommunications	5.3	7.0	8.8
Networking	6.4	6.0	5.1

Subtotal	45.5	36.4	29.1
Corporate	—	11.1	2.7

Total depreciation expense	$45.5	$47.5	$31.8

The following table presents revenues by geographic group based on the country of origin of the product or services for the years ended December 31 (in millions):

	2006	2005	2004
North America	$2,058.6	$1,573.2	$1,300.6
International	1,606.5	807.6	670.1

Total	$3,665.1	$2,380.8	$1,970.7

The following table presents property, plant and equipment by geographic group based on the location of the asset as of December 31 (in millions):

	2006	2005
North America	$201.1	$206.4
International	215.6	160.0

Total	$416.7	$366.4

17. Commitments and Contingencies
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
At December 31, 2006 and 2005, General Cable had an accrued liability of approximately $1.9 million and $2.3 million, respectively, for various environmental-related liabilities of which General Cable is aware. American Premier Underwriters Inc., a former parent of General Cable, agreed to indemnify General Cable against all environmental-related liabilities arising out of General Cable’s or its predecessors’ ownership or operation of the Indiana Steel & Wire Company and Marathon Manufacturing Holdings, Inc. businesses (which were divested by General Cable), without limitation as to time or amount. While it is difficult to estimate future environmental-related liabilities accurately, General Cable does not currently anticipate any material adverse impact on its results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.
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
As part of the acquisition of Silec, SAFRAN SA agreed to indemnify General Cable against environmental losses arising from breach of representations and warranties on environmental law compliance and against losses arising from costs General Cable could incur to remediate property acquired based on a directive of the French authorities to rehabilitate property in regard to soil, water and other underground contamination arising before the closing date of the purchase. These indemnities are for a six-year period ending in 2011 while General Cable operates the businesses subject to sharing of certain losses (with SAFRAN covering 100% of losses in year one, 75% in years two and three, 50% in year four, and 25% in years five and six). The indemnities are subject to an overall limit of €4.0 million. As of December 31, 2006, there were no claims outstanding under this indemnity.
In addition, Company subsidiaries have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by the Company. At December 31, 2006, there were approximately 7,100 non-maritime claims and 33,300 maritime asbestos claims outstanding. During 2006, there were approximately 91 new non-maritime suits and 54 new maritime claims filed. Approximately 2,300 non-maritime claims, the vast majority from Mississippi, were dismissed, settled or otherwise disposed in this period. No maritime claims were dismissed during 2006. At December 31, 2006 and 2005, General Cable had accrued, on a gross basis, approximately $5.2 million and $5.6 million, respectively, and had recorded approximately $0.5 million and $3.1 million, respectively, of insurance recoveries for these lawsuits.
In January 1994, General Cable entered into a settlement agreement with certain principal primary insurers concerning liability for the costs of defense, judgments and settlements, if any, in all of the asbestos litigation described above. Subject to the terms and conditions of the settlement agreement, the insurers are responsible for a substantial portion of the costs and expenses incurred in the defense or resolution of this litigation. In recent years one of the insurers participating in the settlement that was responsible for a significant portion of the contribution under the settlement agreement entered into insurance liquidation proceedings. As a result, the contribution of the insurers has been reduced and the Company has had to bear a larger portion of the costs relating to these lawsuits. Moreover, certain of the other insurers may be financially unstable, and if one or more of these insurers enter into insurance liquidation proceedings, General Cable will be required to pay a larger portion of the costs incurred in connection with these cases. During 2006, the Company reached an approximate

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
$3.0 million settlement in cash for the resolution of one of these insurers’ obligations that effectively exhausted the limits of the insurance company’s policies that were included in the 1994 settlement agreement.
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
General Cable has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. Future minimum rental payments required under non-cancelable lease agreements at December 31, 2006 were as follows: 2007 – $7.9 million, 2008 – $6.6 million, 2009 – $5.2 million, 2010 – $4.5 million, 2011 – $2.9 million, and thereafter $5.8 million. Rental expense recorded in income from continuing operations was $11.3 million, $12.6 million and $10.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.
The Company’s principal U.S. operating subsidiary has unconditionally guaranteed the payments required to be made to the parties involved in the cross currency and interest rate swap that the Company entered into in 2005. The guarantee continues until the commitment under the swap has been paid in full, including principal plus interest, with the final amount due in November 2007. This subsidiary’s maximum exposure under this guarantee was approximately $178.2 million as of December 31, 2006, however the net exposure position was an unfavorable $13.8 million. As of December 31, 2006, no significant liability was recorded on the Company’s Consolidated Balance Sheet for this guarantee.
In conjunction with the assessment that the Company carried out as a result of the requirements of FIN 47, “Accounting for Conditional Asset Retirement Obligations,” the Company identified various operating facilities that contain encapsulated asbestos that existing legislation would require the Company to dispose of with special procedures upon a demolition or major renovation of the facilities. No liability has currently been recognized for the majority of these operating facilities on the Company’s Consolidated Balance Sheets for these special procedures since the Company does not have the information available to estimate a range of potential settlement dates. Based on the consideration of past practice, asset economic life, recent and current changes in the industry and the Company including the reduction of capacity, the implementation of Lean initiatives, the growing importance of energy infrastructure and grid improvement and the growing interest in alternative energy sources, and the fact that the operating facilities are in full use and no plans in any budget, forecast or other forward-looking plan of the Company currently projects any of these facilities to undergo demolition or major renovation, an estimate is not possible. At any time in the future when any of these facilities is designated for demolition or major renovation or an assessment of the above factors indicates that demolition or major renovation may be necessary, the Company will then have the information it needs to estimate and record the potential liability, and the Company intends to do so at that time.
The Company had outstanding letters of credit related to its Amended Credit Facility of approximately $31.4 million and $32.9 million, respectively, as of December 31, 2006 and 2005. These letters of credit are primarily renewed on an annual basis, and the majority of the amount relates to risks associated with an outstanding industrial revenue bond, with self insurance claims and with defined benefit plan obligations. The Company also had approximately $30.5 million in letters of credit related to Silec to cover risks associated with performance on some of its contracts as of December 31, 2006.
18. Related Party Transactions
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The joint venture company manufactured and sold to General Cable all of the fiber optic cable products that General Cable sold to its customers. During the year ended December 31, 2004, General Cable purchased approximately $16.0 million from the joint venture company.
General Cable sold fiber to the joint venture company. During the year ended December 31, 2004, General Cable sold approximately $8.7 million to the joint venture company.
For the year ended December 31, 2004, the joint venture company had sales of $21.4 million, an operating loss of $(4.0) million and a net loss of $(4.1) million.
19. Quarterly Operating Results (Unaudited)
The interim financial information is unaudited. In the opinion of management, the interim financial information reflects all adjustments necessary for a fair presentation of quarterly financial information. Quarterly results have been influenced by seasonal factors inherent in General Cable’s businesses. The sum of the quarters’ earnings (loss) per share amounts may not add to full year earnings per share because each quarter is calculated independently, and the sum of the quarters’ other figures may not add to the full year because of rounding. Summarized historical quarterly financial data for 2006 and 2005 are set forth below (in millions, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2006(1)
Net sales	$804.3	$987.1	$948.4	$925.3
Gross profit	97.6	129.5	122.0	121.9
Income from continuing operations	21.4	41.5	37.1	35.4
Net income	21.4	41.5	37.1	35.4
Net income applicable to common shareholders	21.3	41.4	37.0	35.3

Earnings per common share of continuing operations – basic	$0.43	$0.81	$0.74	$0.70
Earnings per common share of continuing operations – assuming dilution	$0.41	$0.80	$0.71	$0.67

Earnings per common share – basic	$0.43	$0.81	$0.74	$0.70
Earnings per common share – assuming dilution	$0.41	$0.80	$0.71	$0.67

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2005(2)
Net sales	$554.2	$608.6	$600.5	$617.5
Gross profit	67.4	71.3	59.9	72.1
Income from continuing operations	9.0	11.8	4.2	14.2
Net income	9.0	11.8	4.2	14.2
Net income (loss) applicable to common shareholders	7.5	10.3	2.7	(3.3)

Earnings (loss) per common share of continuing operations – basic	$0.19	$0.26	$0.07	$(0.08)
Earnings (loss) per common share of continuing operations – assuming dilution	$0.18	$0.23	$0.07	$(0.08)

Earnings (loss) per common share – basic	$0.19	$0.26	$0.07	$(0.08)
Earnings (loss) per common share – assuming dilution	$0.18	$0.23	$0.07	$(0.08)

(1)	Results for the second and fourth quarters of 2006 include benefits from deferred tax valuation allowance releases of $3.7 million and $2.6 million, respectively.

(2)	During the interim periods of 2005, revenue related to certain turn-key energy system projects with multiple deliverables in the Company’s Spanish operations was deferred until completion of those projects. In the fourth quarter of 2005, the Company determined that the revenues and related profits for a portion of the projects should

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
have been recognized as energy cables were delivered to the customers. Results for the fourth quarter of 2005 included approximately $1.5 million of after-tax earnings that would have been recognized in earlier interim quarters of 2005 if the deferral had not occurred. The amount of after-tax earnings related to this issue was not material in any of the three previously reported interim periods of 2005. In addition, during 2005, charges related to the rationalization of Telecommunications and Networking manufacturing facilities of $3.5 million, $15.6 million and $(0.5) million, respectively, were included in the second, third and fourth quarters. A $(0.5) gain from the sale of a previously closed manufacturing plant was included in the third quarter charge. Also, in the fourth quarter, a charge of $16.3 million resulted from the Series A preferred stock inducement offer.
20. Supplemental Guarantor Information
General Cable Corporation and its U.S. wholly-owned subsidiaries fully and unconditionally guarantee the $285.0 million of 9.5% Senior Notes due 2010 and the $355.0 million of 0.875% Convertible Notes of General Cable Corporation (the Issuer) on a joint and several basis. The following presents financial information about the Issuer, guarantor subsidiaries and non-guarantor subsidiaries in millions. All of the Company’s subsidiaries are “restricted subsidiaries” for purposes of the 9.5% Senior Notes and 0.875% Convertible Notes. Intercompany transactions are eliminated.
Condensed Statements of Operations
Year Ended December 31, 2006

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,696.2	$1,968.9	$—	$3,665.1
Intercompany	50.1	—	—	(50.1)	—

	50.1	1,696.2	1,968.9	(50.1)	3,665.1
Cost of sales	—	1,474.5	1,719.6	—	3,194.1

Gross profit	50.1	221.7	249.3	(50.1)	471.0
Selling, general and administrative expenses	46.1	120.9	118.2	(50.1)	235.1

Operating income	4.0	100.8	131.1	—	235.9
Other income (expense)	—	(0.3)	0.2	—	(0.1)
Interest income (expense):
Interest expense	(27.8)	(61.6)	(8.6)	58.0	(40.0)
Interest income	55.9	1.0	5.5	(58.0)	4.4

	28.1	(60.6)	(3.1)	—	(35.6)

Income before income taxes	32.1	39.9	128.2	—	200.2
Income tax provision	(11.7)	(13.6)	(39.6)	—	(64.9)
Equity in net income of subsidiaries	114.9	88.6	—	(203.5)	—

Net income (loss)	135.3	114.9	88.6	(203.5)	135.3
Less: preferred stock dividends	(0.3)	—	—	—	(0.3)

Net income (loss) applicable to common shareholders	$135.0	$114.9	$88.6	$(203.5)	$135.0

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Condensed Statements of Operations
Year Ended December 31, 2005

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,351.7	$1,029.1	$—	$2,380.8
Intercompany	480.4	—	—	(480.4)	—

	480.4	1,351.7	1,029.1	(480.4)	2,380.8
Cost of sales	414.8	1,234.9	891.6	(431.2)	2,110.1

Gross profit	65.6	116.8	137.5	(49.2)	270.7
Selling, general and administrative expenses	58.6	100.3	62.5	(49.2)	172.2

Operating income	7.0	16.5	75.0	—	98.5
Other expense	—	—	(0.5)	—	(0.5)
Interest income (expense):
Interest expense	(27.8)	(49.5)	(3.2)	40.6	(39.9)
Interest income	38.4	1.9	3.2	(40.6)	2.9

	10.6	(47.6)	—	—	(37.0)

Income (loss) before income taxes	17.6	(31.1)	74.5	—	61.0
Income tax (provision) benefit	(6.2)	8.0	(23.6)	—	(21.8)
Equity in net income of subsidiaries	27.8	50.9	—	(78.7)	—

Net income (loss)	39.2	27.8	50.9	(78.7)	39.2
Less: preferred stock dividends	(22.0)	—	—	—	(22.0)

Net income (loss) applicable to common shareholders	$17.2	$27.8	$50.9	$(78.7)	$17.2

Condensed Statements of Operations
Year Ended December 31, 2004

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,128.0	$842.7	$—	$1,970.7
Intercompany	399.2	—	20.4	(419.6)	—

	399.2	1,128.0	863.1	(419.6)	1,970.7
Cost of sales	343.2	1,026.6	746.4	(360.2)	1,756.0

Gross profit	56.0	101.4	116.7	(59.4)	214.7
Selling, general and administrative expenses	49.5	110.0	58.1	(59.4)	158.2

Operating income (loss)	6.5	(8.6)	58.6	—	56.5
Other expense	(0.9)	—	(0.3)	—	(1.2)
Interest income (expense):
Interest expense	(30.2)	(49.8)	(5.9)	48.2	(37.7)
Interest income	38.8	4.0	7.2	(48.2)	1.8

	8.6	(45.8)	1.3	—	(35.9)

Income (loss) from continuing operations before income taxes	14.2	(54.4)	59.6	—	19.4
Income tax (provision) benefit	(5.0)	42.6	(19.5)	—	18.1

Income (loss) from continuing operations	9.2	(11.8)	40.1	—	37.5
Gain on disposal of discontinued operations (net of tax)	—	0.4	—	—	0.4
Equity in net income of subsidiaries	28.7	40.1	—	(68.8)	—

Net income (loss)	37.9	28.7	40.1	(68.8)	37.9
Less: preferred stock dividends	(6.0)	—	—	—	(6.0)

Net income (loss) applicable to common shareholders	$31.9	$28.7	$40.1	$(68.8)	$31.9

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Condensed Balance Sheets
December 31, 2006

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$197.7	$8.8	$104.0	$—	$310.5
Receivables, net of allowances	—	206.0	517.7	—	723.7
Inventories	—	257.6	305.5	—	563.1
Deferred income taxes	4.8	86.7	12.6	—	104.1
Prepaid expenses and other	3.5	17.9	11.5	—	32.9

Total current assets	206.0	577.0	951.3	—	1,734.3

Property, plant and equipment, net	0.7	163.7	252.3	—	416.7
Deferred income taxes	—	16.4	12.4	—	28.8
Intercompany accounts	798.1	82.4	106.3	(986.8)	—
Investment in subsidiaries	124.4	386.8	—	(511.2)	—
Other non-current assets	13.8	20.8	4.3	—	38.9

Total assets	$1,143.0	$1,247.1	$1,326.6	$(1,498.0)	$2,218.7

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$172.4	$483.0	$—	$655.4
Accrued liabilities	17.8	100.2	166.3	—	284.3
Current portion of long-term debt	—	1.0	54.5	—	55.5

Total current liabilities	17.8	273.6	703.8	—	995.2

Long-term debt	640.0	12.1	33.0	—	685.1
Deferred income taxes	—	—	13.2	—	13.2
Intercompany accounts	38.5	782.4	165.9	(986.8)	—
Other liabilities	12.3	54.6	23.9	—	90.8

Total liabilities	708.6	1,122.7	939.8	(986.8)	1,784.3

Total shareholders’ equity (deficit)	434.4	124.4	386.8	(511.2)	434.4

Total liabilities and shareholders’ equity	$1,143.0	$1,247.1	$1,326.6	$(1,498.0)	$2,218.7

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Condensed Statements of Cash Flows
Year Ended December 31, 2006

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$44.7	$(38.7)	$88.0	$—	$94.0

Cash flows of investing activities:
Capital expenditures	(0.6)	(18.7)	(51.8)	—	(71.1)
Acquisitions, net of cash acquired	—	—	(26.9)	—	(26.9)
Proceeds from properties sold	—	0.1	0.7	—	0.8
Intercompany accounts	(189.3)	—	—	189.3	—
Other, net	—	1.4	—	—	1.4

Net cash flows of investing activities	(189.9)	(17.2)	(78.0)	189.3	(95.8)

Cash flows of financing activities:
Dividends paid	(0.3)	—	—	—	(0.3)
Excess tax benefits from stock-based compensation	19.0	—	—	—	19.0
Intercompany accounts	—	169.5	19.8	(189.3)	—
Proceeds from revolving credit borrowings	—	264.1	—	—	264.1
Repayments of revolving credit borrowings	—	(379.2)	—	—	(379.2)
Proceeds of other debt	—	1.8	5.1	—	6.9
Issuance of long-term debt, net of fees & expenses	345.6	—	—	—	345.6
Purchase of note hedges	(124.5)	—	—	—	(124.5)
Proceeds from issuance of warrants	80.4	—	—	—	80.4
Proceeds from exercise of stock options	22.7	—	—	—	22.7

Net cash flows of financing activities	342.9	56.2	24.9	(189.3)	234.7

Effect of exchange rate changes on cash and cash equivalents	—	—	5.4	—	5.4

Increase in cash and cash equivalents	197.7	0.3	40.3	—	238.3
Cash and cash equivalents – beginning of period	—	8.5	63.7	—	72.2

Cash and cash equivalents – end of period	$197.7	$8.8	$104.0	$—	$310.5

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Condensed Statements of Cash Flows
Year Ended December 31, 2005

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$(18.4)	$61.1	$78.3	$—	$121.0

Cash flows of investing activities:
Capital expenditures	—	(22.1)	(20.5)	—	(42.6)
Acquisitions, net of cash acquired	—	(9.8)	(82.8)	—	(92.6)
Proceeds from properties sold	—	2.4	0.6	—	3.0
Intercompany accounts	37.7	—	—	(37.7)	—
Other, net	—	1.9	(0.2)	—	1.7

Net cash flows of investing activities	37.7	(27.6)	(102.9)	(37.7)	(130.5)

Cash flows of financing activities:
Dividends paid	(22.0)	—	—	—	(22.0)
Intercompany accounts		(64.5)	26.8	37.7	—
Proceeds from revolving credit borrowings	—	327.1	—	—	327.1
Repayments of revolving credit borrowings	—	(290.6)	—	—	(290.6)
Proceeds (repayments) of other debt	—	(0.1)	35.5	—	35.4
Proceeds from exercise of stock options	2.6	—	—	—	2.6

Net cash flows of financing activities	(19.4)	(28.1)	62.3	37.7	52.5

Effect of exchange rate changes on cash and cash equivalents	—	—	(7.2)	—	(7.2)

Increase (decrease) in cash and cash equivalents	(0.1)	5.4	30.5	—	35.8
Cash and cash equivalents – beginning of period	0.1	3.1	33.2	—	36.4

Cash and cash equivalents – end of period	$—	$8.5	$63.7	$—	$72.2

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Condensed Statements of Cash Flows
Year Ended December 31, 2004

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$7.3	$(57.5)	$62.7	$—	$12.5

Cash flows of investing activities:
Capital expenditures	—	(15.1)	(21.9)	—	(37.0)
Proceeds from properties sold	—	2.5	0.1	—	2.6
Intercompany accounts	(2.7)	—	—	2.7	—
Other, net	—	(7.6)	5.7	—	(1.9)

Net cash flows of investing activities	(2.7)	(20.2)	(16.1)	2.7	(36.3)

Cash flows of financing activities:
Dividends paid	(6.0)	—	—	—	(6.0)
Repayment of loans from shareholders	0.4	—	—	—	0.4
Intercompany accounts	—	43.9	(41.2)	(2.7)	—
Proceeds from revolving credit borrowings	—	260.9	—	—	260.9
Repayments of revolving credit borrowings	—	(225.3)	—	—	(225.3)
Repayments of other debt	—	(0.1)	(2.2)	—	(2.3)
Proceeds from exercise of stock options	1.1	—	—	—	1.1

Net cash flows of financing activities	(4.5)	79.4	(43.4)	(2.7)	28.8

Effect of exchange rate changes on cash and cash equivalents	—	—	6.3	—	6.3

Increase in cash and cash equivalents	0.1	1.7	9.5	—	11.3
Cash and cash equivalents – beginning of period	—	1.4	23.7	—	25.1

Cash and cash equivalents – end of period	$0.1	$3.1	$33.2	$—	$36.4

Schedule II
GENERAL CABLE CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
(in millions)

	For the Year
	Ended December 31,
	2006	2005	2004
Accounts Receivable Allowances:
Beginning balance	$8.6	$16.0	$15.6
Impact of foreign currency exchange rate change	0.7	(1.2)	1.0
Provision	2.2	0.4	3.3
Write-offs(1)	(1.5)	(6.6)	(3.9)

Ending balance	$10.0	$8.6	$16.0

Deferred Tax Valuation Allowance:
Beginning balance	$18.5	$17.5	$19.0
Additions charged to expense	2.3	2.5	—
Additions attributable to acquisitions	9.8	—	—
Reductions from utilization and reassessments	(9.3)	(1.5)	(1.5)

Ending balance	$21.3	$18.5	$17.5

(1)	During 2005, the Company’s European operations wrote-off approximately $5.2 million of accounts receivable that had been fully provided for in prior years.