Form 10-Q
period 2007-03-30
GENERAL CABLE CORP /DE/
filed 2007-05-09
CIK 886035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2007
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
Large accelerated filer ☑      Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 1, 2007

Common Stock, $0.01 per value	52,279,225

GENERAL CABLE CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL STATEMENTS
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

	Three Fiscal Months Ended
	March 30,	March 31,
	2007	2006
Net sales	$1,009.2	$804.3

Cost of sales	849.4	706.7

Gross profit	159.8	97.6

Selling, general and administrative expenses	68.7	55.4

Operating income	91.1	42.2

Other income	—	0.8

Interest income (expense):
Interest expense	(8.9)	(10.1)
Interest income	3.0	0.5
Loss on extinguishment of debt	(25.1)	—

	(31.0)	(9.6)

Income before income taxes	60.1	33.4
Income tax provision	(22.2)	(12.0)

Net income	37.9	21.4

Less: preferred stock dividends	(0.1)	(0.1)

Net income applicable to common shareholders	$37.8	$21.3

Earnings per share

Earnings per common share-basic	$0.74	$0.43

Weighted average common shares-basic	51.1	50.0

Earnings per common share-assuming dilution	$0.71	$0.41

Weighted average common shares-assuming dilution	53.1	51.6

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	March 30,	December 31,
	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$299.0	$310.5
Receivables, net of allowances of $10.8 million at March 30, 2007 and $10.0 million at December 31, 2006	821.9	723.7
Inventories	569.4	563.1
Deferred income taxes	112.2	104.1
Prepaid expenses and other	42.0	32.9

Total current assets	1,844.5	1,734.3

Property, plant and equipment, net	426.5	416.7
Deferred income taxes	21.3	28.8
Other non-current assets	39.0	38.9

Total assets	$2,331.3	$2,218.7

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$684.3	$655.4
Accrued liabilities	272.1	284.3
Current portion of long-term debt	41.2	55.5

Total current liabilities	997.6	995.2

Long-term debt	734.1	685.1
Deferred income taxes	12.3	13.2
Other liabilities	117.5	90.8

Total liabilities	1,861.5	1,784.3

Commitments and Contingencies

Shareholders’ Equity:
Redeemable convertible preferred stock, at redemption value (liquidation preference of $50.00 per share):
March 30, 2007 - 101,949 outstanding shares
December 31, 2006 - 101,949 outstanding shares	5.1	5.1
Common stock, $0.01 par value, issued and outstanding shares:
March 30, 2007 - 52,133,939 (net of 5,041,096 treasury shares)
December 31, 2006 - 52,002,052 (net of 4,999,035 treasury shares)	0.6	0.6
Additional paid-in capital	251.2	245.5
Treasury stock	(55.0)	(53.0)
Retained earnings	257.9	238.8
Accumulated other comprehensive income (loss)	10.0	(2.6)

Total shareholders’ equity	469.8	434.4

Total liabilities and shareholders’ equity	$2,331.3	$2,218.7

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Three Fiscal Months Ended
	March 30,	March 31,
	2007	2006
Cash flows of operating activities:
Net income	$37.9	$21.4
Adjustments to reconcile net income to net cash flows of operating activities:
Depreciation and amortization	14.9	12.5
Loss on extinguishment of debt	25.1	—
Foreign currency exchange gain	—	(0.8)
Deferred income taxes	(0.8)	2.7
Excess tax benefits from stock-based compensation	(3.1)	(3.3)
Loss on disposal of property	0.6	0.7
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Increase in receivables	(91.7)	(86.4)
Increase in inventories	(2.3)	(15.7)
Decrease in other assets	1.6	3.2
Increase in accounts payable, accrued and other liabilities	17.5	35.5

Net cash flows of operating activities	(0.3)	(30.2)

Cash flows of investing activities:
Capital expenditures	(17.1)	(8.0)
Proceeds from properties sold	0.4	0.4
Acquisitions, net of cash acquired	(5.9)	—
Other, net	(0.8)	(0.8)

Net cash flows of investing activities	(23.4)	(8.4)

Cash flows of financing activities:
Preferred stock dividends paid	(0.1)	(0.1)
Excess tax benefits from stock-based compensation	3.1	3.3
Proceeds from revolving credit borrowings	—	71.3
Repayments of revolving credit borrowings	—	(52.1)
Issuance of long-term debt, net of fees and expenses	318.3	—
Repayments of long-term debt, including fees and expenses	(300.5)	—
Proceeds (repayments) of other debt	(11.3)	0.6
Proceeds from exercise of stock options	2.4	6.1

Net cash flows of financing activities	11.9	29.1

Effect of exchange rate changes on cash and cash equivalents	0.3	0.3

Decrease in cash and cash equivalents	(11.5)	(9.2)
Cash and cash equivalents — beginning of period	310.5	72.2

Cash and cash equivalents — end of period	$299.0	$63.0

Supplemental Information
Cash paid during the period for:
Income tax payments, net of refunds	$5.7	$5.8

Interest paid	$26.1	$3.1

Non-cash investing and financing activities:
Issuance of nonvested shares	$3.3	$5.3

Entrance into capital leases	$—	$0.1

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
1. Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements of General Cable Corporation and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three fiscal months ended March 30, 2007, are not necessarily indicative of results that may be expected for the full year. The December 31, 2006, condensed consolidated balance sheet amounts are derived from the audited financial statements but do not include all disclosures herein required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007. The Company’s fiscal year end is December 31. The Company’s fiscal quarters consist of 13-week periods ending on the Friday nearest to the end of the calendar months of March, June and September.
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
2. New Accounting Standards
In February 2007, SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, was issued. This statement provides companies an irrevocable option to carry the majority of financial assets and liabilities at fair value, with changes in fair value recorded in earnings. The election of the fair value option is applied on an instrument-by-instrument basis to entire financial assets and liabilities that are individually transferable in their current form. The statement will require extensive disclosures, including reporting assets and liabilities that are measured at fair value separately on the face of the balance sheet. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159 on its consolidated financial position, results of operations and cash flows.
In September 2006, SFAS No. 157, Fair Value Measurements, was issued. This statement provides a new definition of fair value that serves to replace and unify old fair value definitions so that consistency on the definition is achieved, and the definition acts as a modification of the current accounting presumption that a transaction price of an asset or liability equals its initial fair value. The statement also provides a fair value hierarchy used to classify source information used in fair value measurements that places higher importance on market based sources. New disclosures of assets and liabilities measured at fair value based on their level in the fair value hierarchy are required by this statement. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial position, results of operations and cash flows.
In July 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” was issued. This Interpretation clarifies accounting for uncertain tax positions in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. This Interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of Interpretation 48 decreased shareholders’ equity as of January 1, 2007 by approximately $18.8 million. See Note 9 for additional information.
In June 2006, the FASB ratified the consensus reached in EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-3 requires disclosure of a company’s accounting policy with respect to taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer including, but not limited to, sales, use, value added, and some excise taxes. EITF 06-3 is effective for fiscal years beginning after December 15, 2006. EITF 06-3

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows, and the Company presents such taxes on a net basis.
3. Acquisitions and Divestitures
On February 16, 2007, the Company completed the acquisition of Jiangyin Huaming Specialty Cable Co. Ltd., a manufacturer of specialty automotive and industrial cable products located in Jiangsu province, China. The new subsidiary, General Cable Jiangyin Co. Ltd. (“Jiangyin”), with annual revenues of approximately $12 million, employs approximately 200 associates. Pro forma results of the Jiangyin acquisition are not material.
On August 31, 2006, the Company completed the acquisition of E.C.N. Cable Group, S.L. (“ECN Cable”) for a final purchase price of $13.2 million in cash and the assumption of $38.6 million in ECN Cable debt (at prevailing exchange rates during the period), including fees and expenses and net of cash acquired. ECN Cable is based in Bilbao, Spain and employs approximately 200 associates. In 2005, the last full year prior to acquisition, ECN Cable reported global sales of approximately $71.5 million (based on 2005 average exchange rates) mostly on sales of aluminum aerial high-voltage cables, low- and medium-voltage insulated power cables and bimetallic products used in electric transmission and communications. Pro forma results of the ECN Cable acquisition are not material.
The results of operations of the acquired businesses discussed above have been included in the consolidated financial statements since the respective dates of acquisition.
4. Inventories
General Cable values all of its North American inventories and all of its non-North American metal inventories using the last-in first-out (LIFO) method and all remaining inventories using the first-in first-out (FIFO) method. Inventories are stated at the lower of cost or market value. The Company determines whether a lower of cost or market provision is required on a quarterly basis by computing whether inventory on hand, on a LIFO basis, can be sold at a profit based upon current selling prices less variable selling costs. No provision was required in the first three fiscal months of 2007 or 2006. In the event that a provision is required in some future period, the Company will determine the amount of the provision by writing down the value of the inventory to the level of current selling prices less variable selling costs.
Inventories consisted of the following (in millions):

	March 30,	December 31,
	2007	2006
Raw materials	$59.8	$73.6
Work in process	113.9	94.9
Finished goods	395.7	394.6

Total	$569.4	$563.1

At March 30, 2007 and December 31, 2006, $428.6 million and $436.7 million, respectively, of inventories were valued using the LIFO method. Approximate replacement costs of inventories valued using the LIFO method totaled $660.9 million at March 30, 2007 and $632.3 million at December 31, 2006.
If in some future period, the Company was not able to recover the LIFO value of its inventory when replacement costs were lower than the LIFO value of the inventory, the Company would be required to take a charge to recognize in its income statement an adjustment of LIFO inventory to market value.
The Company has consignment inventory at certain of its customer locations for purchase and use by the customer or other parties. General Cable retains title to the inventory and records no sale until it is ultimately sold either to the customer storing the inventory or to another party. In general, the value and quantity of the consignment inventory is verified by General Cable through either cycle counting or annual physical inventory counting procedures. At March 30, 2007 and December 31, 2006, the Company had approximately $37.9 million and $33.4 million, respectively, of consignment inventory at locations not operated by the Company with approximately 84% and 79%, respectively, of the consignment inventory being located throughout the United States and Canada.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
5. Property, Plant and Equipment
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
Property, plant and equipment consisted of the following (in millions):

	March 30,	Dec. 31,
	2007	2006
Land	$40.6	$39.1
Buildings and leasehold improvements	79.3	76.0
Machinery, equipment and office furnishings	539.8	518.4
Construction in progress	17.0	19.5

Total — gross book value	676.7	653.0
Less accumulated depreciation	(250.2)	(236.3)

Total — net book value	$426.5	$416.7

Depreciation expense for the three fiscal months ended March 30, 2007 and March 31, 2006 was $13.9 million and $11.4 million, respectively.
The Company periodically evaluates the recoverability of the carrying amount of long-lived assets (including property, plant and equipment and intangible assets with determinable lives) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates events or changes in circumstances based mostly on actual historical operating results, but business plans, forecasts, general and industry trends, and anticipated cash flows are also considered. Impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings. The Company also continually evaluates the estimated useful lives of all long-lived assets and, when warranted, revises such estimates based on current events. No material impairment charges occurred during the three fiscal months ended March 30, 2007 and March 31, 2006.
6. Goodwill and Other Intangible Assets
Goodwill and intangible assets with indefinite useful lives are not amortized, but are reviewed at least annually for impairment. If the carrying amount of goodwill or an intangible asset with an indefinite life exceeds its fair value, impairment loss is recognized in the amount equal to the excess. There was no goodwill or significant intangible assets with indefinite lives on the Company’s balance sheet as of March 30, 2007 or December 31, 2006.
Intangible assets that are not deemed to have indefinite lives are amortized over their useful lives. There were no significant amortizable intangible assets on the Company’s balance sheet at March 30, 2007 or December 31, 2006. No significant amortization expense was recognized during the three fiscal months ended March 30, 2007 and March 31, 2006 and no significant amortization expense is anticipated to be recognized on current intangible assets in the next five years.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
7. Long-Term Debt
Long-term debt consisted of the following (in millions):

	March 30,	December 31,
	2007	2006
9.5% Senior Notes due 2010	$5.0	$285.0
7.125% Senior Notes due 2017	200.0	—
Senior Floating Rate Notes	125.0	—
0.875% Convertible Notes	355.0	355.0
Spanish Term Loan	34.3	33.9
Capital leases	4.2	4.3
Other	51.8	62.4

Total debt	775.3	740.6
Less current maturities	41.2	55.5

Long-term debt	$734.1	$685.1

Weighted average interest rates on the above outstanding balances were as follows:

9.5% Senior Notes due 2010	9.5%	9.5%
7.125% Senior Notes due 2017	7.125%	—%
Senior Floating Rate Notes	7.725%	—%
0.875% Convertible Notes	0.875%	0.875%
Spanish Term Loan	4.6%	4.6%
Capital leases	6.5%	6.5%
Other	3.8%	3.8%
On March 6, 2007, the Company commenced a cash tender offer (the “Offer”) to purchase, at $1,070.72 (per $1,000.00 9.5% Senior Note), any and all of the $285.0 million outstanding aggregate principal amount of the 9.5% Senior Notes that were issued in November 2003, bear interest at a fixed rate of 9.5% and mature in 2010. Also, in conjunction with the Offer, the Company received consent, on March 15, 2007, to effect certain amendments to the indenture governing the 9.5% Senior Notes that eliminated substantially all of the restrictive covenants. As of March 30, 2007, approximately 98% of the 9.5% Senior Notes were tendered, with the Company making total cash payments of approximately $280.0 million for the 9.5% Senior Notes, $9.3 million for accrued interest and $19.8 million for the inducement premium. The Company recognized a pre-tax loss on the extinguishment of debt of approximately $25.1 million, consisting of $20.5 million for the inducement premium and related tender fees and expenses and the write-off of approximately $4.6 million in unamortized fees and expenses. General Cable Corporation and its U.S. wholly-owned subsidiaries continue to fully and unconditionally guarantee the remaining $5.0 million of 9.5% Senior Notes remaining on March 30, 2007 on a joint and several basis. The estimated fair value of the remaining 9.5% Senior Notes was approximately $5.3 million at March 30, 2007.
On March 21, 2007, the Company completed the issuance and sale of $325.0 million in aggregate principal amount of new senior unsecured notes, comprised of $125.0 million of Senior Floating Rate Notes due 2015 (the “Senior Floating Rate Notes”) and $200.0 million of 7.125% Senior Fixed Rate Notes due 2017 (the “7.125% Senior Notes” and together, the “Notes”). The Notes are jointly and severally guaranteed by the Company’s U.S. subsidiaries. The Notes were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act.
The Senior Floating Rate Notes bear interest at an annual rate equal to the 3-month LIBOR rate plus 2.375%. Interest on the Senior Floating Rate Notes is payable quarterly in arrears in cash on January 1, April 1, July 1 and October 1 of each year, commencing on July 1, 2007. The 7.125% Senior Notes bear interest at a rate of 7.125% per year and are payable semi- annually in arrears in cash on April 1 and October 1 of each year, commencing on October 1, 2007. The Senior Floating Rate Notes mature on April 1, 2015 and the 7.125% Senior Notes mature on April 1, 2017.
The Notes’ indenture contains covenants that limit the ability of the Company and certain of its subsidiaries to (i) pay dividends on, redeem or repurchase the Company’s capital stock; (ii) incur additional indebtedness; (iii) make investments; (iv) create liens; (v) sell assets; (vi) engage in certain transactions with affiliates; (vii) create or designate unrestricted

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
subsidiaries; and (viii) consolidate, merge or transfer all or substantially all assets. However, these covenants are subject to important exceptions and qualifications, one of which will permit the Company to declare and pay dividends or distributions on the Series A preferred stock so long as there is no default on the Notes and the Company meets certain financial conditions.
The Company may, at its option, redeem the Senior Floating Rate Notes and 7.125% Senior Notes on or after the following dates and at the following percentages plus accrued and unpaid interest:

Senior Floating Rate Notes		7.125% Senior Notes
Beginning Date	Percentage	Beginning Date	Percentage
April 1, 2009	102.000%	April 1, 2012	103.563%
April 1, 2010	101.000%	April 1, 2013	102.375%
April 1, 2011	100.000%	April 1, 2014	101.188%
		April 1, 2015	100.000%
Proceeds from the Notes were principally used to extinguish approximately 98% of the 9.5% Senior Notes debt under the Offer mentioned previously. Proceeds from the Notes of $325.0 million, less approximately $6.7 million of cash payments for fees and expenses that will be amortized over the life of the Notes, were used to pay approximately $280.0 million for the 9.5% Senior Notes, $9.3 million for accrued interest on the 9.5% Senior Notes and $20.5 million for tender fees and the inducement premium on the 9.5% Senior Notes, leaving net cash proceeds of approximately $8.5 million that will be used for general corporate purposes.
In conjunction with the issuance and sale of the $325.0 million Notes, the Company entered into a Registration Rights Agreement that requires the Company to (i) file a registration statement within 90 days after the issue date of the Notes enabling the holders of the Notes to exchange the Notes for publicly registered notes with identical terms; (ii) use commercially reasonable efforts to have the registration statement declared effective within 210 days after the issue date of the Notes; and (iii) cause the registration statement to become effective within 270 days after the issue date of the Notes. In addition, the Company agreed to use commercially reasonable efforts to file a shelf registration statement for the resale of the Notes in the event that an exchange offer could not be effected within the time periods listed above or in other circumstances. If the Company fails to comply with certain obligations under the Registration Rights Agreement, the annual interest rate on the Notes will increase by 0.25% during the first 90-day period during which the registration default continues and will increase by an additional 0.25% for each subsequent 90-day period during which the registration default continues, up to a maximum increase of 1.00% over the original interest rate of the Notes. A 1.00% increase over the original interest rate on the Notes would cause approximately $30 million in additional interest expense over the life of the Notes. Based on the guidance in FASB Staff Position (“FSP”) No. EITF 00-19-2, “Accounting for Registration Payment Arrangements,” the Company will recognize a liability for the contingent interest if payment becomes probable and reasonably estimable. As of the date of this document, no probable liability exists related to the Registration Rights Agreement and no liability has been recognized.
The Company’s current senior secured revolving credit facility (“Amended Credit Facility”), as amended, is a five-year, $300.0 million asset based revolving credit agreement that includes an approximate $50.0 million sublimit for the issuance of commercial and standby letters of credit and a $20.0 million sublimit for swingline loans. Loans under the Amended Credit Facility bear interest at the Company’s option, equal to either an alternate base rate (prime plus 0.00% to 0.50%) or an adjusted LIBOR rate plus an applicable margin percentage (LIBOR plus 1.00% to 1.75%). The applicable margin percentage is subject to adjustments based upon the excess availability, as defined. At March 30, 2007, the Company had no outstanding borrowings, had undrawn availability of $252.1 million under the Amended Credit Facility, and was in compliance with all covenants under the Amended Credit Facility. The Company had outstanding letters of credit related to this Amended Credit Facility of $31.4 million at March 30, 2007.
Indebtedness under the Amended Credit Facility is guaranteed by the Company’s U.S. subsidiaries and is secured by a first priority security interest in tangible and intangible property and assets of the Company’s U.S. subsidiaries. The lenders have also received a pledge of all of the capital stock of the Company’s existing domestic subsidiaries and any future domestic subsidiaries.
During the first quarter of 2007, the Company further amended the Amended Credit Facility. The amendment permitted the Company to issue senior notes of up to $350.0 million on an unsecured basis, to enter into certain hedging agreements to exchange up to $100.0 million of any fixed rate of interest on the senior notes for a floating rate and extend or replace existing hedging agreements, to effect a cash tender offer to purchase at least a majority of the $285.0 million outstanding aggregate

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
principal balance of the 9.5% Senior Notes, to pay fees and expenses related to the tender offer, and to replenish a basket which would allow the Company to repurchase up to $125.0 million of its outstanding shares of common stock. This basket had previously been used to purchase the note hedges discussed below. No other terms or conditions of the Amended Credit Facility have changed from those terms and conditions disclosed in the Company’s 2006 Annual Report on Form 10-K.
The Company’s 0.875% Convertible Notes were issued in November of 2006 in the amount of $355.0 million, pursuant to the Company’s effective Registration Statement on Form S-3. The 0.875% Convertible Notes bear interest at a fixed rate of 0.875%, payable semi-annually in arrears, and mature in 2013. The 0.875% Convertible Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company’s wholly-owned U.S. subsidiaries. The estimated fair value of the 0.875% Convertible Notes was approximately $432.7 million at March 30, 2007.
The 0.875% Convertible Notes are convertible at the option of the holder into the Company’s common stock at an initial conversion price of $50.36 per share (approximating 19.856 shares per $1,000 principal amount of the 0.875% Convertible Notes), upon the occurrence of certain events, none of which have occurred as of the date of this report. The maximum aggregate number of shares that the Company would be obligated to issue upon conversion of the 0.875% Convertible Notes is 8,987,322, but under almost all conditions as defined in the 2006 Annual Report on Form 10-K, the Company would be obligated to issue an aggregate of 7,048,880 shares upon conversion in full of the 0.875% Convertible Notes. No terms and conditions of the 0.875% Convertible Notes have changed from those terms and conditions disclosed in the Company’s 2006 Annual Report on Form 10-K.
Pursuant to Emerging Issues Task Force (“EITF”) 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), and EITF 01-6, “The Meaning of Indexed to a Company’s Own Stock” (“EITF 01-6”), the 0.875% Convertible Notes are accounted for as convertible debt in the accompanying Condensed Consolidated Balance Sheet and the embedded conversion option in the 0.875% Convertible Notes has not been accounted for as a separate derivative. For a discussion of the effects of the 0.875% Convertible Notes and the bond hedges and warrants discussed below on earnings per share, see Note 14.
Concurrent with the sale of the 0.875% Convertible Notes, the Company purchased note hedges that are designed to mitigate potential dilution from the conversion of the 0.875% Convertible Notes in the event that the market value per share of the Company’s common stock at the time of exercise is greater than approximately $50.36. Under the note hedges that cover approximately 7,048,880 shares of the Company’s common stock, the counterparties are required to deliver to the Company either shares of the Company’s common stock or cash in the amount that the Company delivers to the holders of the 0.875% Convertible Notes with respect to a conversion, calculated exclusive of shares deliverable by the Company by reason of any additional make whole premium relating to the 0.875% Convertible Notes or by reason of any election by the Company to unilaterally increase the conversion rate as permitted by the indenture governing the 0.875% Convertible Notes. The note hedges expire at the close of trading on November 15, 2013, which is also the maturity date of the 0.875% Convertible Notes, although the counterparties will have ongoing obligations with respect to 0.875% Convertible Notes properly converted on or prior to that date as to which the counterparties have been timely notified.
In addition, the Company issued warrants to counterparties that could require the Company to issue up to approximately 7,048,880 shares of the Company’s common stock in equal installments on each of the fifteen consecutive business days beginning on and including February 13, 2014 (European style). The strike price is $76.00 per share, which represents a 92.4% premium over the closing price of the Company’s shares of common stock on November 9, 2006. The warrants are expected to provide the Company with some protection against increases in the common stock price over the conversion price per share.
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
Proceeds from the offering were used to pay down $87.8 million outstanding, including accrued interest, under the Company’s Amended Credit Facility, to pay $124.5 million for the cost of the note hedges, and to pay approximately $9.4 million in debt issuance costs that are being amortized to interest expense over the term of the 0.875% Convertible Notes. Additionally, the Company received $80.4 million in proceeds from the issuance of the warrants. At the conclusion of these transactions, the net effect of the receipt of the funds from the 0.875% Convertible Notes and the payments and proceeds mentioned above was an increase in cash of approximately $213.7 million, which is being used by the Company for general corporate purposes including acquisitions.
The Spanish Term Loan of €50 million was issued in December 2005 and was available in up to three tranches, with an interest rate of Euribor plus 0.8% to 1.5% depending on certain debt ratios. Two of the tranches have expired. The remaining tranche of the Spanish Term Loan is repayable in fourteen semi-annual installments, maturing seven years following the draw down. As of March 30, 2007, the U.S. dollar equivalent of $34.3 million was drawn under this term loan facility and no availability remains under the Spanish Term Loan.
The Spanish Credit Facility of €25 million was issued in December 2005, matures at the end of five years and carries an interest rate of Euribor plus 0.6% to 1.0% depending on certain debt ratios. No funds are currently drawn under the Spanish Credit Facility, leaving undrawn availability of approximately the U.S. dollar equivalent of $33.4 million as of March 30, 2007. Commitment fees ranging from 15 to 25 basis points per annum on any unused commitments under the Spanish Credit Facility will be assessed to Grupo General Cable Sistemas, S.A., and are payable on a quarterly basis.
The Spanish facilities are subject to certain financial ratios of the European group, the most restrictive of which is net debt to EBITDA (earnings before interest, taxes, depreciation and amortization). In addition, the indebtedness under the combined facilities is guaranteed by the Company’s Portuguese subsidiary and by Silec Cable, S.A.S.
On August 31, 2006, the Company acquired ECN Cable and assumed the U.S. dollar equivalent of $38.6 million (at prevailing exchange rates during that period) of mostly short-term ECN Cable debt as a part of the acquisition. On December 15, 2006, approximately $6.9 million (at the prevailing exchange rate on that date) of debt was paid and cancelled. As of March 30, 2007, ECN Cable’s debt was the U.S. dollar equivalent of $35.7 million. The debt consisted of approximately $6.4 million relating to an uncommitted accounts receivable facility, approximately $8.2 million under open debt lines that charge interest at Euribor plus 0.5% and had additional availability of approximately $6.5 million at March 30, 2007, and approximately $21.1 million of short-term financing agreements at various interest rates.
At March 30, 2007, maturities of long-term debt during twelve month periods beginning March 31, 2007 through March 31, 2012 are $41.2 million, $15.0 million, $6.8 million, $11.9 million and $5.7 million, respectively, and $694.7 million thereafter.
8. Derivative and Other Financial Instruments
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
Cash Flow Hedges
General Cable has utilized interest rate swaps to manage its interest expense exposure by fixing its interest rate on a portion of the Company’s floating rate debt. Under the swap agreements, General Cable typically paid a fixed rate while the counterparty paid to General Cable the difference between the fixed rate and the three-month LIBOR rate. During 2001, the Company entered into several interest rate swaps which effectively fixed interest rates for borrowings under a former credit facility and other debt. At March 30, 2007, the remaining outstanding interest rate swap had a notional value of $9.0 million, an interest rate of 4.49% and matures in October 2011. The Company does not provide or receive any collateral specifically for this

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
contract. The fair value of interest rate derivatives, which are designated as and qualify as cash flow hedges as defined in SFAS No. 133, are based on quoted market prices and third party provided calculations, which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments. At March 30, 2007 and December 31, 2006, the net unrealized loss on the interest rate derivative and the related carrying value was $(0.4) million.
Outside of North America, General Cable enters into commodity futures contracts, which are designated as and qualify as cash flow hedges as defined in SFAS No. 133, for the purchase of copper, aluminum and lead for delivery in a future month to match certain sales transactions. At March 30, 2007 and December 31, 2006, General Cable had an unrealized gain (loss) of $8.5 million and $(10.8) million, respectively, on the commodity futures.
The Company enters into forward exchange contracts, which are designated as and qualify as cash flow hedges as defined in SFAS No. 133, principally to hedge the currency fluctuations in certain transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. Principal transactions hedged during the year were firm sales and purchase commitments. The fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At March 30, 2007 and December 31, 2006, the net unrealized loss on the net foreign currency contracts was $(6.1) million and $(5.6) million, respectively.
Interest rate swaps are used to manage interest expense exposure by fixing the interest rate on a portion of floating rate debt. Commodity and foreign currency contracts are used to hedge future sales and purchase commitments. Unrealized gains and losses on these derivative financial instruments are recorded in other comprehensive income (loss) until the underlying transaction occurs and is recorded in the statement of operations at which point such amounts included in other comprehensive income (loss) are recognized in income, which generally will occur over periods of less than one year. During the three fiscal months ended March 30, 2007 and March 31, 2006, a $(2.8) million loss and a $20.9 million gain, respectively, were reclassified from accumulated other comprehensive income to the statement of operations.
Net Investment Hedge
In October 2005, the Company entered into a U.S. dollar to Euro cross currency and interest rate swap agreement with a notional value of $150 million, which is designated as and qualifies as a net investment hedge of the Company’s net investment in its European operations, in order to hedge the effects of the changes in spot exchange rates on the value of the net investment. The swap has a term of just over two years with a maturity date of November 15, 2007. The fair value of the cross currency and interest rate swap is determined with the assistance of third party provided calculations. At March 30, 2007 and December 31, 2006, the net unrealized loss on the swap was $17.2 million and $15.2 million, respectively. The swap is marked-to-market quarterly using the “spot method” to measure the amount of hedge ineffectiveness. Changes in the fair value of the swap as they relate to spot exchange rates are recorded as other comprehensive income (loss) whereas changes in the fair value of the swap as they relate to the interest rate differential and the change in interest rate differential since the last marked-to-market date, equaling approximately $0.6 million and $(0.3) million, respectively, as of March 30, 2007 and December 31, 2006, are recognized currently in earnings for the period. The unrealized gains and losses recognized in other comprehensive income (loss) will be recorded in the statement of operations at a future point in time if the Company divests of its European operations.
Fair Value of Designated Derivatives
The notional amounts and fair values of these designated cash flow and net investment hedge financial instruments at March 30, 2007 and December 31, 2006 are shown below (in millions). The carrying amount of the financial instruments was a net liability of $(13.7) million and $(31.1) million at March 30, 2007 and December 31, 2006, respectively.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)

	March 30, 2007		December 31, 2006
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Cash flow hedges:
Interest rate swap	$9.0	$(0.4)	$9.0	$(0.4)
Commodity futures	149.3	8.5	217.6	(10.8)
Foreign currency forward exchange	174.7	(6.1)	152.0	(5.6)
Net investment hedges:
Cross currency and interest rate swap	150.0	(15.7)	150.0	(14.3)

		$(13.7)		$(31.1)

Other Forward Pricing Agreements
In the normal course of business, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption of SFAS No. 133 because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At March 30, 2007 and December 31, 2006, General Cable had $127.4 million and $165.4 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At March 30, 2007 and December 31, 2006, the fair value of these arrangements were $138.9 million and $155.3 million, respectively, and General Cable had an unrealized gain (loss) of $11.5 million and $(10.1) million, respectively, related to these transactions. General Cable expects the unrealized losses under these agreements to be offset as a result of firm sales price commitments with customers.
9. Income Taxes
On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.
In connection with the January 1, 2007 adoption of FIN 48, the Company recognized an $18.8 million decrease in opening retained earnings. As of January 1, 2007, the Company had total unrecognized tax benefits of $45.6 million, of which $37.2 million would have a favorable impact on the effective tax rate if recognized. As of March 30, 2007, there were no material changes to the liability for uncertain tax positions recorded at January 1, 2007. It is reasonably possible that approximately $1.1 million of unrecognized tax benefits related to multi-state tax positions could change within the next twelve months due to the expiration of the statute of limitations or tax audit settlements.
The Company previously classified interest related to income tax liabilities as interest expense in the condensed consolidated statement of operations. Penalties, which have historically been insignificant, were classified as income tax expense. In accordance with paragraph 19 of FIN 48, the Company has elected to classify interest and penalties as a component of income tax expense. As of January 1, 2007, the Company had accrued approximately $1.5 million of tax-related interest and penalties.
The Company files income tax returns in the United States and numerous foreign, state and local tax jurisdictions. Tax years that are open for examination and assessment by the Internal Revenue Service are 2003 through 2006. With limited exceptions, tax years prior to 2002 are no longer open in major foreign, state or local tax jurisdictions.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
10. Employee Benefit Plans
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
The components of net periodic benefit cost for pension benefits were as follows (in millions):

	Three Fiscal Months Ended
	March 30, 2007		March 31, 2006
	U.S. Plans	Non-U.S Plans	U.S. Plans	Non-U.S. Plans
Service cost	$0.5	$0.2	$0.4	$0.3
Interest cost	2.2	0.5	2.2	0.4
Expected return on plan assets	(2.6)	(0.4)	(2.4)	(0.4)
Amortization of prior service cost	0.3	—	0.3	0.1
Amortization of net loss	0.5	0.1	0.7	—

Net pension expense	$0.9	$0.4	$1.2	$0.4

Defined benefit pension plan cash contributions for the three fiscal months ended March 30, 2007 and March 31, 2006 were $1.1 million and $1.0 million, respectively.
Postretirement Benefits Other Than Pensions
General Cable has postretirement benefit plans that provide medical and life insurance for certain retirees and eligible dependents. General Cable funds the plans as claims or insurance premiums are incurred.
Net postretirement benefit expense included the following components (in millions):

	Three Fiscal Months Ended
	March 30, 2007	March 31, 2006
Postretirement benefit expense:
Service cost	$0.1	$0.1
Interest cost	0.1	0.1

Net postretirement benefit expense	$0.2	$0.2

Defined Contribution Plans
Expense under both U.S. and non-U.S. defined contribution plans generally equals up to six percent of each eligible employee’s covered compensation based on the location and status of the employee. The net defined contribution plan expense recognized for the three fiscal months ended March 30, 2007 and March 31, 2006 was $2.6 million and $2.3 million, respectively.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
11. Shareholders’ Equity
General Cable is authorized to issue 75 million shares of common stock and 25 million shares of preferred stock.
The Company maintains a deferred compensation plan (“Deferred Compensation Plan”) under the terms and conditions disclosed in the Company’s 2006 Annual Report on Form 10-K. The Company accounts for the Deferred Compensation Plan in accordance with EITF 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested.” The market value of the nonvested and subsequently vested stock and restricted stock in the Rabbi Trust (the “Trust”) was $36.6 million as of March 30, 2007 and $30.5 million as of December 31, 2006. The market value of the assets held by the Trust, exclusive of the market value of the shares of the Company’s nonvested and subsequently vested stock and restricted stock, at March 30, 2007 and December 31, 2006 was $11.6 million and $12.3 million, respectively, and is classified as “other non-current assets” in the condensed consolidated balance sheet. Amounts payable to the plan participants at March 30, 2007 and December 31, 2006, excluding the market value of the shares of the Company’s nonvested and subsequently vested stock and restricted stock, was $11.6 million and $12.3 million, respectively, and is classified as “other liabilities” in the condensed consolidated balance sheet.
In accordance with EITF 97-14, all market value fluctuations of the Trust assets, exclusive of the shares of nonvested and subsequently vested stock and restricted stock of the Company, have been reflected in other comprehensive income (loss). Increases or decreases in the market value of the deferred compensation liability, excluding the shares of nonvested and subsequently vested stock and restricted stock of the Company held by the Trust, are included as compensation expense in the condensed consolidated statements of operations. Based on the changes in the total market value of the Trust’s assets, exclusive of the nonvested and subsequently vested stock and restricted stock, the Company recorded net compensation expense of $0.7 million and $1.6 million, respectively, for the three fiscal months ended March 30, 2007 and March 31, 2006.
The components of accumulated other comprehensive income (loss) consisted of the following (in millions):

	March 30,	December 31,
	2007	2006
Foreign currency translation adjustment	$46.4	$44.8
Pension adjustments, net of tax	(27.0)	(27.0)
Change in fair value of derivatives, net of tax	(9.8)	(20.2)
Unrealized investment gains	7.1	6.4
Adoption of SFAS 158, net of tax	(7.0)	(7.0)
Other	0.3	0.4

Total	$10.0	$(2.6)

Comprehensive income is as follows (in millions):

	Three fiscal months ended
	March 30,	March 31,
	2007	2006
Net income	$37.9	$21.4
Currency translation gain (loss)	1.6	(0.2)
Change in fair value of derivatives, net of tax	10.4	2.9
Unrealized investment gain	0.7	1.6

Comprehensive net income	$50.6	$25.7

12. Share-Based Compensation
General Cable has various plans which provide for granting options and common stock to certain employees and independent directors of the Company and its subsidiaries. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”). Therefore, the Company recognizes compensation expense for share-based payments based on the fair value of the awards at the grant date.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
The adoption of SFAS 123(R)’s fair value method lowered pre-tax income by $0.2 million and $0.2 million, respectively, lowered net income by $0.1 million and $0.1 million, respectively, and lowered basic and diluted earnings per share by an insignificant amount per share for the three fiscal months ended March 30, 2007 and March 31, 2006, giving effect to the recognition of the Company’s compensation cost from stock options as estimated using the Black-Scholes valuation model. In addition, the Company continued to record compensation expense related to nonvested stock awards as a component of selling, general and administrative expense. The three fiscal months ended March 30, 2007 included $0.1 million of compensation costs related to performance-based nonvested stock awards (as compared to $0.3 million for the three fiscal months ended March 31, 2006) and $0.6 million related to all other nonvested stock awards (as compared to $0.3 million for the three fiscal months ended March 31, 2006). For the three fiscal months ended March 30, 2007 and March 31, 2006, all share-based compensation costs lowered pre-tax earnings by $0.9 million and $0.8 million, respectively, lowered net income by $0.6 million and $0.5 million, respectively, and lowered basic and diluted earnings per share by $0.01 per share and $0.01 per share, respectively.
The Company also recognized approximately $3.1 million and $3.3 million, respectively, of excess tax benefits on share-based compensation for the three fiscal months ended March 30, 2007 and March 31, 2006 in its Condensed Consolidated Statements of Cash Flows as financing cash inflows that would have been classified as operating cash inflows prior to the adoption of SFAS 123(R). The Company has elected the alternative method, as discussed in SFAS 123(R)-3, to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R).
No material changes in financial condition and results of operations have occurred from share-based compensation between the current period and the prior comparative periods. Additional information regarding share-based compensation and the Company’s share-based compensation plans are available in the Company’s 2006 Annual Report on Form 10-K as filed on March 1, 2007.
13. Shipping and Handling Costs
All shipping and handling amounts billed to a customer in a sales transaction are classified as revenue. Shipping and handling costs associated with storage and handling of finished goods and storage and handling of shipments to customers are included in cost of sales and totaled $26.3 million and $27.5 million, respectively, for the three fiscal months ended March 30, 2007 and March 31, 2006.
14. Earnings Per Common Share
A reconciliation of the numerator and denominator of earnings per common share — basic to earnings per common share — assuming dilution is as follows (in millions, except per share data):

	Three Fiscal Months Ended
	March 30,	March 31,
	2007	2006
Earnings per common share — basic:
Net income	$37.9	$21.4
Less: preferred stock dividends	(0.1)	(0.1)

Net income for basic EPS computation (1)	$37.8	$21.3

Weighted average shares outstanding for basic EPS computation (2)	51.1	50.0

Earnings per common share — basic	$0.74	$0.43

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)

Earnings per common share — assuming dilution
Net income	$37.9	$21.4
Less: preferred stock dividends, if applicable	—	—

Net income for diluted EPS computation(1)	$37.9	$21.4

Weighted average shares outstanding including nonvested shares	52.1	50.0
Dilutive effect of stock options and restricted stock units	0.5	1.1
Dilutive effect of assumed conversion of preferred stock, if applicable	0.5	0.5

Weighted average shares outstanding for diluted EPS computation(2)	53.1	51.6

Earnings per common share — assuming dilution	$0.71	$0.41

(1)	Numerator

(2)	Denominator
Under EITF 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share”, and EITF 90-19, and because of the Company’s obligation to settle the par value of the 0.875% Convertible Notes in cash, the Company is not required to include any shares underlying the 0.875% Convertible Notes in its weighted average shares outstanding — assuming dilution until the average stock price per share for the quarter exceeds the $50.36 conversion price of the 0.875% Convertible Notes and only to the extent of the additional shares that the Company may be required to issue in the event that the Company’s conversion obligation exceeds the principal amount of the 0.875% Convertible Notes converted. These conditions had not occurred as of March 30, 2007. The average stock price for the quarter was approximately $48.51 per share. Shares underlying the warrants discussed in Note 7 will be included in the weighted average shares outstanding — assuming dilution when the average stock price per share for a quarter exceeds the $76.00 strike price of the warrants, and shares underlying the note hedges, per the guidance in SFAS 128, Earnings per Share, will not be included in the weighted average shares outstanding — assuming dilution because the impact of the shares will always be anti-dilutive. The condition to include underlying shares related to the warrants had not been met as of March 30, 2007.
The following table provides examples of how changes in the Company’s stock price will effect the inclusion of shares in the denominator of the weighted average shares outstanding — assuming dilution calculation. The table also reflects the impact on the number of shares that the Company would expect to issue upon concurrent settlement of the 0.875% Convertible Notes and the note hedges and warrants discussed below:

			Total Treasury		Incremental Shares
			Method	Shares Due to the	Issued by the
	Shares Underlying 0.875%	Warrant	Incremental	Company under	Company upon
Share Price	Convertible Notes	Shares	Shares(1)	Note Hedges	Conversion(2)
$50.36	—	—	—	—	—
$60.36	1,167,502	—	1,167,502	(1,167,502)	—
$70.36	2,003,400	—	2,003,400	(2,003,400)	—
$80.36	2,631,259	382,618	3,013,877	(2,631,259)	382,618
$90.36	3,120,150	1,120,363	4,240,513	(3,120,150)	1,120,363
$100.36	3,511,614	1,711,088	5,222,702	(3,511,614)	1,711,088

(1)	Represents the number of incremental shares that must be included in the calculation of fully diluted shares under U.S. GAAP.

(2)	Represents the number of incremental shares to be issued by the Company upon conversion of the 0.875% Convertible Notes, assuming concurrent settlement of the note hedges and warrants.
15. Segment Information
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
Segment net sales represent sales to external customers. Segment operating income (loss), used in management’s evaluation of segment performance, represents income before interest income, interest expense, other income (expense), loss on extinguishment of debt or income taxes. Corporate assets included cash, deferred income taxes, certain property, including property held for sale, prepaid expenses and other current and non-current assets. The accounting policies of the operating segments have not changed from those described in the Company’s 2006 Annual Report on Form 10-K.
Summarized financial information for the Company’s reportable segments for the three fiscal months ended March 30, 2007 and March 31, 2006 is as follows (in millions).

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)

	Three Fiscal Months Ended
	March 30, 2007	March 31, 2006
Net sales:
North American Electric Utility	$216.1	$172.6
International Electric Utility	188.3	127.5
North American Portable Power and Control	75.7	65.0
North American Electrical Infrastructure	88.2	73.3
International Electrical Infrastructure	243.7	187.2
Transportation and Industrial Harnesses	31.7	28.7
Telecommunications	79.3	86.0
Networking	86.2	64.0

Total net sales	$1,009.2	$804.3

	Three Fiscal Months Ended
	March 30, 2007	March 31, 2006
Operating income(loss):
North American Electric Utility	$23.1	$6.2
International Electric Utility	17.8	12.3
North American Portable Power and Control	5.8	4.1
North American Electrical Infrastructure	7.6	1.2
International Electrical Infrastructure	23.8	10.8
Transportation and Industrial Harnesses	4.1	3.8
Telecommunications	3.1	6.0
Networking	5.8	(2.2)

Total operating income	$91.1	$42.2

	As of
	March 30, 2007	Dec. 31, 2006
Identifiable assets:
North American Electric Utility	$242.6	$214.7
International Electric Utility	457.0	436.5
North American Portable Power and Control	139.2	125.4
North American Electrical Infrastructure	129.7	106.3
International Electrical Infrastructure	529.1	505.0
Transportation and Industrial Harnesses	62.1	55.1
Telecommunications	166.1	147.1
Networking	237.1	218.5
Corporate	368.4	410.1

Total assets	$2,331.3	$2,218.7

16. Commitments and Contingencies
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
At March 30, 2007 and December 31, 2006, General Cable had an accrued liability of approximately $1.8 million and $1.9 million, respectively, for various environmental-related liabilities of which General Cable is aware. American Premier Underwriters Inc., a former parent of General Cable, agreed to indemnify General Cable against all environmental-related liabilities arising out of General Cable’s or its predecessors’ ownership or operation of the Indiana Steel & Wire Company and Marathon Manufacturing Holdings, Inc. businesses (which were divested by General Cable), without limitation as to time or

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
amount. While it is difficult to estimate future environmental-related liabilities accurately, General Cable does not currently anticipate any material adverse impact on its results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.
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
In addition, Company subsidiaries have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by the Company. At March 30, 2007, there were approximately 1,409 non-maritime claims and 33,389 maritime asbestos claims outstanding. At March 30, 2007 and December 31, 2006, General Cable had accrued, on a gross basis, approximately $5.2 million, and had recorded approximately $0.5 million of insurance recoveries for these lawsuits.
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
The Company’s principal U.S. operating subsidiary has unconditionally guaranteed the payments required to be made to the parties involved in the cross currency and interest rate swap that the Company entered into in 2005. The guarantee continues until the commitment under the swap has been paid in full, including principal plus interest, with the final amount due in November 2007. The maximum exposure under this guarantee was approximately $180.5 million as of March 30, 2007, and the net exposure position was an unfavorable $16.1 million. As of March 30, 2007, no significant liability was recorded on the Company’s condensed consolidated balance sheet for this guarantee.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
The Company had outstanding letters of credit related to its Amended Credit Facility of approximately $31.4 million as of March 30, 2007 and December 31, 2006. These letters of credit are primarily renewed on an annual basis, and the majority of the amount relates to risks associated with an outstanding industrial revenue bond, with self insurance claims and with defined benefit plan obligations. The Company also had approximately $2.8 million in letters of credit related to Silec to cover risks associated with performance on some of its contracts as of March 30, 2007.
17. Supplemental Guarantor Information
General Cable Corporation and its material U.S. wholly-owned subsidiaries fully and unconditionally guarantee the remaining $5.0 million of the 9.5% Senior Notes due 2010, the $200.0 million of 7.125% Senior Notes due 2017, the $125.0 million of Senior Floating Rate Notes due 2015, and the 0.875% Convertible Notes due 2013 of General Cable Corporation (the Issuer) on a joint and several basis. The following presents financial information about the Issuer, guarantor subsidiaries and non-guarantor subsidiaries in millions. All of the Company’s subsidiaries are “restricted subsidiaries” for purposes of the debt instruments. Intercompany transactions are eliminated.
Condensed Statements of Operations
Three Fiscal Months Ended March 30, 2007

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$443.4	$565.8	$—	$1,009.2
Intercompany	8.4	—	—	(8.4)	—

	8.4	443.4	565.8	(8.4)	1,009.2
Cost of sales	—	372.9	476.5	—	849.4

Gross profit	8.4	70.5	89.3	(8.4)	159.8
Selling, general and administrative expenses	11.4	26.6	39.1	(8.4)	68.7

Operating income (loss)	(3.0)	43.9	50.2	—	91.1
Other income (expense)	—	(0.2)	0.2	—	—
Interest income (expense):
Interest expense	(7.0)	(18.2)	(2.6)	18.9	(8.9)
Interest income	20.3	0.3	1.3	(18.9)	3.0
Loss on extinguishment of debt	(25.1)	—	—	—	(25.1)

	(11.8)	(17.9)	(1.3)	—	(31.0)

Income (loss) before income taxes	(14.8)	25.8	49.1	—	60.1
Income tax (provision) benefit	5.4	(11.1)	(16.5)	—	(22.2)
Equity in net income of subsidiaries	47.3	32.6	—	(79.9)	—

Net income	37.9	47.3	32.6	(79.9)	37.9
Less: preferred stock dividends	(0.1)	—	—	—	(0.1)

Net income applicable to common shareholders	$37.8	$47.3	$32.6	$(79.9)	$37.8

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
Condensed Balance Sheets
March 30, 2007

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$187.0	$5.9	$106.1	$—	$299.0
Receivables, net of allowances	—	248.8	573.1	—	821.9
Inventories	—	281.1	288.3	—	569.4
Deferred income taxes	4.8	94.5	12.9	—	112.2
Prepaid expenses and other	2.8	25.8	13.4	—	42.0

Total current assets	194.6	656.1	993.8	—	1,844.5

Property, plant and equipment, net	0.6	160.4	265.5	—	426.5
Deferred income taxes	1.0	7.8	12.5	—	21.3
Intercompany accounts	836.7	94.4	102.6	(1,033.7)	—
Investment in subsidiaries	162.2	428.3	—	(590.5)	—
Other non-current assets	15.6	18.2	5.2	—	39.0

Total assets	$1,210.7	$1,365.2	$1,379.6	$(1,624.2)	$2,331.3

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$190.3	$494.0	$—	$684.3
Accrued liabilities	4.3	88.6	179.2	—	272.1
Current portion of long-term debt	—	1.0	40.2	—	41.2

Total current liabilities	4.3	279.9	713.4	—	997.6

Long-term debt	685.0	12.2	36.9	—	734.1
Deferred income taxes	—	0.5	11.8	—	12.3
Intercompany accounts	39.4	827.5	166.8	(1,033.7)	—
Other liabilities	12.2	82.9	22.4	—	117.5

Total liabilities	740.9	1,203.0	951.3	(1,033.7)	1,861.5

Total shareholders’ equity	469.8	162.2	428.3	(590.5)	469.8

Total liabilities and shareholders’ equity	$1,210.7	$1,365.2	$1,379.6	$(1,624.2)	$2,331.3

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
Condensed Balance Sheets
December 31, 2006

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$197.7	$8.8	$104.0	$—	$310.5
Receivables, net of allowances	—	206.0	517.7	—	723.7
Inventories	—	257.6	305.5	—	563.1
Deferred income taxes	4.8	86.7	12.6	—	104.1
Prepaid expenses and other	3.5	17.9	11.5	—	32.9

Total current assets	206.0	577.0	951.3	—	1,734.3

Property, plant and equipment, net	0.7	163.7	252.3	—	416.7
Deferred income taxes	—	16.4	12.4	—	28.8
Intercompany accounts	798.1	82.4	106.3	(986.8)	—
Investment in subsidiaries	124.4	386.8	—	(511.2)	—
Other non-current assets	13.8	20.8	4.3	—	38.9

Total assets	$1,143.0	$1,247.1	$1,326.6	$(1,498.0)	$2,218.7

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$172.4	$483.0	$—	$655.4
Accrued liabilities	17.8	100.2	166.3	—	284.3
Current portion of long-term debt	—	1.0	54.5	—	55.5

Total current liabilities	17.8	273.6	703.8	—	995.2

Long-term debt	640.0	12.1	33.0	—	685.1
Deferred income taxes	—	—	13.2	—	13.2
Intercompany accounts	38.5	782.4	165.9	(986.8)	—
Other liabilities	12.3	54.6	23.9	—	90.8

Total liabilities	708.6	1,122.7	939.8	(986.8)	1,784.3

Total shareholders’ equity	434.4	124.4	386.8	(511.2)	434.4

Total liabilities and shareholders’ equity	$1,143.0	$1,247.1	$1,326.6	$(1,498.0)	$2,218.7

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
Condensed Statements of Cash Flows
Three Fiscal Months Ended March 30, 2007

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$(1.1)	$(27.3)	$28.1	$—	$(0.3)

Cash flows of investing activities:
Capital expenditures	—	(3.5)	(13.6)	—	(17.1)
Proceeds from properties sold	—	0.1	0.3	—	0.4
Acquisitions, net of cash acquired	—	—	(5.9)	—	(5.9)
Intercompany accounts	(32.8)	—	—	32.8	—
Other, net	—	(0.8)	—	—	(0.8)

Net cash flows of investing activities	(32.8)	(4.2)	(19.2)	32.8	(23.4)

Cash flows of financing activities:
Preferred stock dividends paid	(0.1)	—	—	—	(0.1)
Excess tax benefits from stock-based compensation	3.1	—	—	—	3.1
Intercompany accounts	—	28.6	4.2	(32.8)	—
Proceeds from revolving credit borrowings	—	—	—	—	—
Repayments of revolving credit borrowings	—	—	—	—	—
Issuance of long-term debt, net of fees and expenses	318.3	—	—	—	318.3
Repayments of long-term debt, including fees and expenses	(300.5)	—	—	—	(300.5)
Proceeds (repayments) of other debt	—	—	(11.3)	—	(11.3)
Proceeds from exercise of stock options	2.4	—	—	—	2.4

Net cash flows of financing activities	23.2	28.6	(7.1)	(32.8)	11.9

Effect of exchange rate changes on cash and cash equivalents	—	—	0.3	—	0.3

Increase (decrease) in cash and cash equivalents	(10.7)	(2.9)	2.1	—	(11.5)
Cash and cash equivalents — beginning of period	197.7	8.8	104.0	—	310.5

Cash and cash equivalents — end of period	$187.0	$5.9	$106.1	$—	$299.0

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
Condensed Statements of Cash Flows
Three Fiscal Months Ended March 31, 2006

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$8.2	$(17.1)	$(21.3)	$—	$(30.2)

Cash flows of investing activities:
Capital expenditures	—	(2.9)	(5.1)	—	(8.0)
Acquisitions, net of cash acquired	—	0.1	0.3	—	0.4
Intercompany accounts	(17.5)	—	—	17.5	—
Other, net	—	(0.8)	—	—	(0.8)

Net cash flows of investing activities	(17.5)	(3.6)	(4.8)	17.5	(8.4)

Cash flows of financing activities:
Preferred stock dividends paid	(0.1)	—	—	—	(0.1)
Excess tax benefits from stock-based compensation	3.3	—	—	—	3.3
Intercompany accounts	—	(0.2)	17.7	(17.5)	—
Proceeds from revolving credit borrowings	—	71.3	—	—	71.3
Repayments of revolving credit borrowings	—	(52.1)	—	—	(52.1)
Proceeds (repayments) of other debt	—	(0.1)	0.7	—	0.6
Proceeds from exercise of stock options	6.1	—	—	—	6.1

Net cash flows of financing activities	9.3	18.9	18.4	(17.5)	29.1

Effect of exchange rate changes on cash and cash equivalents	—	(0.1)	0.4	—	0.3

Decrease in cash and cash equivalents	—	(1.9)	(7.3)	—	(9.2)
Cash and cash equivalents — beginning of period	—	8.5	63.7	—	72.2

Cash and cash equivalents — end of period	$—	$6.6	$56.4	$—	$63.0

18. Subsequent Event
On April 30, 2007, the Company acquired Norddeutsche Seekabelwerke GmbH & Co. KG (“NSW”), located in Nordenham, Germany from Corning Incorporated. NSW had revenues of approximately $120 million in 2006 and has approximately 400 employees. NSW offers complete solutions for submarine cable systems including manufacturing, engineering, seabed mapping, project management, and installation for the offshore communications, energy exploration, transmission, distribution, and alternative energy markets. Due to the timing of the transaction, the results of the acquisition have not been included in the condensed consolidated financial statements presented in the Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand General Cable Corporation’s financial position, changes in financial position and results of operations. MD&A is provided as a supplement to the Company’s Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements (“Notes”) and should be read in conjunction with these Condensed Consolidated Financial Statements and Notes.
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
Certain statements in this report including without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures and the Company’s or management’s beliefs, expectations or opinions, are forward-looking statements, and as such, General Cable desires to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those statements as a result of factors, risks and uncertainties over which the Company has no control. Such factors include those stated in Item 1A of the Company’s 2006 Annual Report on Form 10-K as filed with the SEC on March 1, 2007.
General Cable analyzes its worldwide operations in two geographic groups: 1) North America and 2) International. The following table sets forth net sales and operating income by geographic group for the periods presented, in millions of dollars:

	Three Fiscal Months Ended
	March 30, 2007		March 31, 2006
	Amount	%	Amount	%
Net sales:
North America	$545.1	54%	$464.2	58%
International	464.1	46%	340.1	42%

Total net sales	$1,009.2	100%	$804.3	100%

Operating income:
North America	$46.9	51%	$20.3	48%
International	44.2	49%	21.9	52%

Total operating income	$91.1	100%	$42.2	100%

General Cable’s reported net sales are directly influenced by the price of copper, and to a lesser extent, aluminum. The price of copper and aluminum has historically been subject to volatility and has, since the beginning of 2006, been subject to an unprecedented level of volatility. The daily selling price of copper cathode on the COMEX averaged $2.70 per pound in the first quarter of 2007 and $2.25 per pound in the first quarter of 2006 and the daily price of aluminum averaged $1.30 per pound in the first quarter of 2007 and $1.15 per pound in the first quarter of 2006. These copper and aluminum price increases are representative of both the North American and International markets.
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
The Company has also experienced inflationary pressure on raw materials other than copper and aluminum used in cable manufacturing, such as insulating compounds, steel and wood reels, freight costs and energy costs. The Company has increased selling prices in most of its markets in order to offset the effect of increased raw material prices and other costs. However, the Company’s ability to ultimately realize these price increases will be influenced by competitive conditions in its markets, including manufacturing capacity utilization. In addition, a continuing rise in raw material prices, when combined with the normal lag time between an announced customer price increase and its effective date in the market, may result in the Company not fully recovering these increased costs. If the Company were not able to adequately increase selling prices in a period of rising raw material costs, the Company would experience a decrease in reported earnings.
General Cable generally has experienced and expects to continue to experience certain seasonal trends in sales and cash flow. These seasonal trends have been somewhat mitigated in recent periods by the Company’s geographic and product expansion and reduction in exposure to the telecommunications market, historically one of its most seasonal businesses. Larger amounts of cash are generally required during the first and second quarters of the year to build inventories in anticipation of higher demand during the spring and summer months, when construction activity increases. In general, receivables related to higher sales activity during the spring and summer months are collected during the fourth quarter of the year. In addition, the Company’s working capital requirements increase during periods of rising raw material costs.
Current Business Environment
The wire and cable industry is competitive, mature and cost driven. In many business segments, there is little differentiation among industry participants from a manufacturing or technology standpoint. During 2006 and continuing into 2007, most of the Company’s end markets have demonstrated robust demand. In the past several years, there has been significant merger and acquisition activity which, management believes, has led to a reduction in inefficient, high cost capacity in the industry.
In addition to the factors previously mentioned, General Cable is currently being affected by the following macro-level trends:
•	Worldwide underlying growth trends in energy and industrial infrastructure markets;

•	Increasing demand for natural resources, such as oil and gas, and alternative energy initiatives; and

•	Factory utilization increases industry-wide that are driving higher selling prices and margin improvements.
In the North American Electric Utility segment, the 2003 power outages in the U.S. and Canada and recently published studies by the North American Electric Reliability Council emphasized the need to upgrade the power transmission infrastructure used by electric utilities, which has caused an increase in demand for the Company’s North American Electric Utility products. In addition, tax legislation was passed in the United States in 2004 which included the renewal of tax credits for producing power from wind. This has caused an increase in demand for the Company’s products as the Company is a significant manufacturer of wire and cable used in wind farms. The passage of energy legislation in the United States in 2005 that was aimed at improving the transmission grid infrastructure and the reliability of power availability has increased demand for the Company’s transmission and distribution cables. A trend of increases in the volume of North American Electric Utility segment sales in combination with increased selling prices began in 2006 and has continued into 2007, leading to improvements in North American Electric Utility segment operating margins. Specifically, demand for bare aluminum transmission cable increased strongly during 2006 and the first quarter of 2007. The Company expects that over time, growth rates for these products will be highly variable depending on the approval and funding cycle times for large utility projects.

In the International Electric Utility segment, the 2003 power outages in Europe emphasized the need to upgrade the power transmission infrastructure used by electric utilities, which has caused an increase in demand for the Company’s products. This segment continues to benefit from the trend in Europe to install power cables underground, which requires more highly engineered cables. Increased demand and selling prices for low-voltage cables in Europe continues to be experienced. In addition, the Company’s 2005 acquisition of Silec and August 2006 acquisition of ECN Cable will contribute to the growth of the Company’s International Electric Utility segment in Europe by expanding the Company’s overhead and underground high-voltage and extra-high-voltage product offerings while strengthening the Company’s material science, power connectivity and systems integration expertise.
In the North American Portable Power and Control segment, the Company saw strong demand throughout most of 2006 as a direct result of long-term trends such as the turnaround in commercial construction and industrial sector maintenance spending in North America, although demand trended slightly downward in the last months of 2006 and the first quarter of 2007. An improved pricing environment continues to offset the historically high raw material costs experienced during 2006 and the first quarter of 2007.
In the North American Electrical Infrastructure segment, sales in North America have been influenced by the level of industrial construction spending. As a result of a turnaround in industrial construction spending, the Company experienced much higher demand for this segment’s products throughout 2006, and demand continues to be high in the first quarter of 2007. The North American Electrical Infrastructure segment also experienced high demand for products used in the mining, oil, gas, and petrochemical markets, and the Company expects demand to continue for these products into the last three quarters of 2007 partly as a result of high oil prices, which influence drilling and coal mining activity and investment in alternatives to oil. In addition, an improved pricing environment continues to offset the historically high raw material costs experienced during 2006 and the first quarter of 2007.
In the International Electrical Infrastructure segment, sales in Europe and Asia-Pacific have been influenced by the level of residential, non-residential and industrial construction spending. As a result of strength in residential and non-residential construction spending in these regions, particularly in Spain, the Company experienced increased demand for this segment’s products throughout 2006. However, demand for residential low-voltage cables and building wire has decreased during the first quarter of 2007, especially in the Spanish domestic market, while other construction-related product demand has remained strong.
In the Transportation and Industrial Harnesses segment, sales of the segment’s automotive products are influenced by the general overall health of the economy, ignition wire set complexity and design trends. Sales are often stronger during slower economic times since aftermarket ignition wire sets are used to maintain and lengthen the life of automobiles. In 2006, the Company experienced relatively flat sales demand for its ignition wire sets because of increased competition among retailers in the automotive aftermarket, but sales during the first quarter of 2007 have trended upward due mainly to an expansion of the Company’s customer base for ignition wire sets.
In the Telecommunications segment, over the last several years, demand for outside plant telecommunications cables has experienced a significant decline from historical levels. Overall demand for Telecommunications products from the Company’s traditional Regional Bell Operating Company (RBOC) customers in North America has mostly declined over the last several quarters. Allocation of RBOC capital to fiber-to-the-home initiatives, partially caused by higher copper costs, has reduced both RBOC and distributor purchasing volume in this segment. The Company partially offset the impact of long term declining demand with the 2005 closure of its Bonham, Texas facility which is allowing the Company to better utilize its manufacturing assets. The Company anticipates, based on recent public announcements, further deployment of fiber optic products into the telephone network. Increased spending by the telephone companies on fiber deployment negatively impacts their purchases of the Company’s copper based telecommunications cable products. The negative impact on the purchase of copper based products may be somewhat mitigated in that the Company believes it will benefit from the further investment in fiber broadband networks as some of its customers will most likely need to upgrade a portion of their copper network to support the fiber network.
In the Networking segment, during 2006 and the first quarter of 2007, sales volume has maintained strength as compared to the low points of demand experienced earlier in the decade. The Company has benefited from the 2005 integration of its Dayville, Connecticut facility into the Franklin, Massachusetts facility acquired in March 2005, which is allowing the Company to better utilize its Networking manufacturing assets. During 2006 and the first quarter of 2007, the Company saw significant improvements in market prices and an improved product mix driven by high-bandwidth data networking cables.
In addition to the operating trends discussed in the previous paragraphs, the Company anticipates that the following trends may affect the earnings of the Company during the remainder of 2007. The impact of continued high raw materials costs, including metals and insulating materials, and freight and energy costs has increased the Company’s working capital requirements. Copper prices continue to stay high as compared to historical prices and continue to be volatile, while aluminum prices have also recently experienced increased volatility and a trend toward increasing prices. The Company expects both copper and aluminum supplies to continue to be tight globally mainly due to increased demand from emerging economies such as China and India and due to refining industry and mining labor issues. In addition, due to the possibility of a continued rise in interest rates in Europe because of inflation concerns, the Company’s interest expense on its floating rate debt in Europe may increase during the remainder of 2007. This impact is expected to be mitigated by borrowings in the United States and the resulting interest income earned on invested cash and cash equivalents. In the fourth quarter of 2006, the Company issued $355.0 million of Convertible Notes with a 0.875% fixed interest rate and used the proceeds to pay down its floating rate, LIBOR-based Amended Credit Facility and investing the excess cash. The Company also redeemed, as of March 30, 2007, $280.0 million of its $285.0 million of 9.5% Senior Notes outstanding in the United States with a fixed interest rate of 9.5% and issued $200.0 million of fixed-rate 7.125% Senior Notes and $125.0 million of Senior Floating Rate Notes with interest payable at an annual rate equal to the 3-month LIBOR rate plus 2.375%.
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
Acquisitions and Divestitures
General Cable actively seeks to identify key trends in the industry to migrate its business to capitalize on expanding markets and new niche markets or exit declining or non-strategic markets in order to achieve better returns. In that regard, the Company continues to explore ways to expand its global footprint in infrastructure and specialty cables in the developing and developed world through internal growth, joint venture, or acquisition. The Company also sets aggressive performance targets for its businesses and intends to refocus or divest those activities which fail to meet targets or do not fit long-term strategies.
On February 16, 2007, the Company completed the acquisition of Jiangyin Huaming Specialty Cable Co. Ltd., a manufacturer of specialty automotive and industrial cable products located in Jiangsu province, China. The new subsidiary, General Cable Jiangyin Co. Ltd. (“Jiangyin”), with annual revenues of approximately $12 million, employs approximately 200 associates. Pro forma results of the Jiangyin acquisition are not material.
On August 31, 2006, the Company completed the acquisition of E.C.N. Cable Group, S.L. (“ECN Cable”) for a final purchase price of $13.2 million in cash and the assumption of $38.6 million in ECN Cable debt (at prevailing exchange rates during the period), including fees and expenses and net of cash acquired. ECN Cable is based in Bilbao, Spain and employs approximately 200 associates. In 2005, the last full year prior to acquisition, ECN Cable reported global sales of approximately $71.5 million (based on 2005 average exchange rates) mostly on sales of aluminum aerial high-voltage cables, low- and medium-voltage insulated power cables and bimetallic products used in electric transmission and communications. Pro forma results of the ECN Cable acquisition are not material.
The results of operations of the acquired businesses discussed above have been included in the consolidated financial statements since the respective dates of acquisition.
Critical Accounting Policies and Estimates
During the three fiscal months ended March 30, 2007, the Company did not change any of its existing critical accounting policies with the exception of adopting FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” into the Company’s income tax policy. FIN 48 requires significant judgment in evaluating and estimating the outcome of tax positions and tax benefits. Tax benefits recognized under FIN 48 may require periodic adjustment and may not accurately anticipate actual outcomes of uncertain tax positions. Changes in judgment regarding the recognition or measurement of tax benefits could materially affect the income tax provision and consequently, our operating results. The financial effects of the adoption of Interpretation 48 are discussed below and in Note 9. In addition, (i) no existing accounting policies became critical accounting policies during the period because of an increase in materiality or changes in circumstances and (ii) there were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed, except for the effects of adopting FIN 48.

New Accounting Standards
In February 2007, SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, was issued. This statement provides companies an irrevocable option to carry the majority of financial assets and liabilities at fair value, with changes in fair value recorded in earnings. The election of the fair value option is applied on an instrument-by-instrument basis to entire financial assets and liabilities that are individually transferable in their current form. The statement will require extensive disclosures, including reporting assets and liabilities that are measured at fair value separately on the face of the balance sheet. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159 on its consolidated financial position, results of operations and cash flows.
In September 2006, SFAS No. 157, Fair Value Measurements, was issued. This statement provides a new definition of fair value that serves to replace and unify old fair value definitions so that consistency on the definition is achieved, and the definition acts as a modification of the current accounting presumption that a transaction price of an asset or liability equals its initial fair value. The statement also provides a fair value hierarchy used to classify source information used in fair value measurements that places higher importance on market based sources. New disclosures of assets and liabilities measured at fair value based on their level in the fair value hierarchy are required by this statement. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial position, results of operations and cash flows.
In July 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” was issued. This Interpretation clarifies accounting for uncertain tax positions in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. This Interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of Interpretation 48 decreased shareholders’ equity as of January 1, 2007 by approximately $18.8 million. See Note 9 for additional information.
In June 2006, the FASB ratified the consensus reached in EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-3 requires disclosure of a company’s accounting policy with respect to taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer including, but not limited to, sales, use, value added, and some excise taxes. EITF 06-3 is effective for fiscal years beginning after December 15, 2006. EITF 06-3 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows, and the Company presents such taxes on a net basis.
Results of Operations
The following table sets forth, for the periods indicated, statement of operations data in millions of dollars and as a percentage of net sales. Percentages may not add due to rounding.

	Three Fiscal Months Ended
	March 30, 2007		March 31, 2006
	Amount	%	Amount	%
Net sales	$1,009.2	100.0%	$804.3	100.0%
Cost of sales	849.4	84.2%	706.7	87.9%

Gross profit	159.8	15.8%	97.6	12.1%
Selling, general and administrative expenses	68.7	6.8%	55.4	6.9%

Operating income	91.1	9.0%	42.2	5.2%
Other income	—	—%	0.8	0.1%
Interest expense, net	(5.9)	(0.6)%	(9.6)	(1.2)%
Loss on extinguishment of debt	(25.1)	(2.5)%	—	-%

Income before income taxes	60.1	6.0%	33.4	4.2%
Income tax provision	(22.2)	(2.2)%	(12.0)	(1.5)%

Net income	37.9	3.8%	21.4	2.7%
Less: preferred stock dividends	(0.1)	—%	(0.1)	-%

Net income applicable to common shareholders	$37.8	3.7%	$21.3	2.6%

Three Fiscal Months Ended March 30, 2007 Compared with Three Fiscal Months Ended March 31, 2006
The net income applicable to common shareholders was $37.8 million in the first quarter of 2007 compared to net income applicable to common shareholders of $21.3 million in the first quarter of 2006. The net income applicable to common shareholders for the first quarter of 2007 included a $0.1 million dividend on preferred stock and a pre-tax $25.1 million loss on extinguishment of debt related to a tender offer on the 9.5% Senior Notes. See the “Debt and Other Contractual Obligations” section for more information. The net income applicable to common shareholders for the first quarter of 2006 included a $0.1 million dividend on preferred stock, $0.2 million in additional compensation expense from adopting SFAS 123(R), and a charge of $1.0 million to settle a patent dispute with a competitor.
Net Sales
The following tables set forth net sales, metal-adjusted net sales and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for the first quarter of 2006 have been adjusted to reflect the 2007 copper COMEX average price of $2.70 per pound (a $0.45 increase compared to the same period in 2006) and the aluminum rod average price of $1.30 per pound (a $0.15 increase compared to the same period in 2006). Metal-adjusted net sales, a non-GAAP financial measure, is provided herein in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. See previous discussion of metal price volatility in the “Overview” section.

	Net Sales
	Three Fiscal Months Ended
	March 30, 2007		March 31, 2006
	Amount	%	Amount	%
North American Electric Utility	$216.1	21%	$172.6	21%
International Electric Utility	188.3	19%	127.5	16%
North American Portable Power and Control	75.7	7%	65.0	8%
North American Electrical Infrastructure	88.2	9%	73.3	9%
International Electrical Infrastructure	243.7	24%	187.2	23%
Transportation and Industrial Harnesses	31.7	3%	28.7	4%
Telecommunications	79.3	8%	86.0	11%
Networking	86.2	9%	64.0	8%

Total net sales	$1,009.2	100%	$804.3	100%

	Metal-Adjusted Net Sales
	Three Fiscal Months Ended
	March 30, 2007		March 31, 2006
	Amount	%	Amount	%
North American Electric Utility	$216.1	21%	$188.4	22%
International Electric Utility	188.3	19%	135.0	15%
North American Portable Power and Control	75.7	7%	70.2	8%
North American Electrical Infrastructure	88.2	9%	79.9	9%
International Electrical Infrastructure	243.7	24%	210.9	24%
Transportation and Industrial Harnesses	31.7	3%	28.8	3%
Telecommunications	79.3	8%	96.1	11%
Networking	86.2	9%	68.1	8%

Total metal-adjusted net sales	$1,009.2	100%	877.4	100%

Metal adjustment	—		(73.1)

Total net sales	$1,009.2		$804.3

		Metal Pounds Sold
	Three Fiscal Months Ended
	March 30, 2007		March 31, 2006
	Pounds	%	Pounds	%
North American Electric Utility	61.3	31%	57.1	28%
International Electric Utility	48.1	24%	32.4	16%
North American Portable Power and Control	11.4	6%	11.8	6%
North American Electrical Infrastructure	14.3	7%	14.9	7%
International Electrical Infrastructure	38.9	20%	53.4	27%
Transportation and Industrial Harnesses	0.2	—%	0.2	-%
Telecommunications	15.2	8%	22.5	11%
Networking	8.3	4%	9.3	5%

Total metal pounds sold	197.7	100%	201.6	100%

Net sales increased 25% to $1,009.2 million in the first quarter of 2007 from $804.3 million in the first quarter of 2006. The net sales increase included $28.5 million of incremental sales attributable to acquisitions. After adjusting 2006 net sales to reflect the $0.45 increase in the average monthly COMEX price per pound of copper and the $0.15 increase in the average aluminum rod price per pound in 2007, net sales increased 15% to $1,009.2 million, up from $877.4 million in 2006. Volume, as measured by metal pounds sold, decreased 2% to 197.7 million pounds as compared to 201.6 million pounds in the first quarter of 2006. Metal pounds sold is provided herein as the Company believes this metric to be a better measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. The change in reported metal-adjusted net sales other than that attributable to the 2% decrease in metal pounds sold is a result of a 3%, or $26.4 million, favorable impact of foreign currency exchange rate changes and an approximate 14% increase due to selling price increases that were in excess of higher metals costs experienced during 2007 as the Company attempted to recover inflation on non-metals raw materials used in cable manufacturing, such as insulating compounds and steel and wood reels, as well as increased freight and energy costs.
The increase in metal-adjusted net sales reflects a 15% increase in the North American Electric Utility segment, a 39% increase in the International Electric Utility segment, an 8% increase in the North American Portable Power and Control segment, a 10% increase in the North American Electrical Infrastructure segment, a 16% increase in the International Electrical Infrastructure segment, a 10% increase in the Transportation and Industrial Harnesses segment and a 27% increase in the Networking segment. Partially offsetting these increases was a 17% decrease in the Telecommunications segment.
The 15%, or $27.7 million, increase in metal-adjusted net sales for the North American Electric Utility segment reflects an increase in volume of approximately 7%, or $10.8 million, as compared to the first quarter of 2006. An increase in demand occurred for bare aluminum transmission cable, representing an approximate increase of $8.7 million, and demand also increased due to first quarter weather events such as the ice storms in the Midwest of the United States. The Company has experienced an increase in demand in this segment due to the passage of energy legislation in the United States in 2005 aimed at improving the transmission grid infrastructure. A $0.9 million unfavorable impact from changes in foreign currency exchange rates, primarily between the U.S. and Canadian currencies, was included in the change in metal-adjusted net sales as well. The increase also reflects selling price increases in excess of higher metals costs experienced in the first quarter of 2007 of approximately $17.8 million as the Company attempted to recover inflation in its non-metal cost inputs. The Company expects that over time, growth rates for these products will be highly variable depending on the approval and funding cycle times for large utility projects.
The 39%, or $53.3 million, increase in metal-adjusted net sales for the International Electric Utility segment reflects an increase in volume of approximately $45.1 million, as compared to the first quarter of 2006. The increase in demand represented continued demand for low-voltage aluminum cables in Europe and approximately $28.5 million attributable to acquisitions. A $10.7 million favorable impact from changes in foreign currency exchange rates, primarily between the U.S. dollar and the Euro, also contributed to the metal-adjusted net sales increase. The increase is partially offset by selling price changes that did not fully recover the effects of higher metals costs experienced during the first quarter of 2007 of approximately $2.5 million. However, better pricing realization for high-voltage products from Silec is beginning to occur.
The 8%, or $5.5 million, increase in metal-adjusted net sales for the North American Portable Power and Control segment reflects a decrease in volume of approximately 3%, or $1.8 million, as compared to a very strong first quarter of 2006. Demand for commercial construction and maintenance-related products remained strong. A $0.2 million unfavorable impact from changes in foreign currency exchange rates, primarily between the U.S. and Canadian currencies, partially offset the metal-adjusted net sales increase as well. Selling price increases in excess of higher metals costs experienced during the first quarter of 2007 contributed approximately $7.5 million to the increase in metal-adjusted net sales as the Company attempted to recover inflation in its non-metal cost inputs.
The 10%, or $8.3 million, increase in metal-adjusted net sales for the North American Electrical Infrastructure segment reflects a decrease in volume of approximately 4%, or $2.7 million, as compared to a very strong first quarter of 2006. Demand for products used in mining, oil, gas, and petrochemical markets remained strong, and the Company expects this trend to continue throughout 2007 partly as a result of higher oil prices which increases activity related to alternative energy sources. The North American Electrical Infrastructure segment benefited from selling price increases in excess of higher metals costs experienced during the first quarter of 2007 of approximately $11.0 million as the Company attempted to recover inflation in its non-metal cost inputs.
The 16%, or $32.8 million, increase in the metal-adjusted net sales for the International Electrical Infrastructure segment reflects a decrease in volume of approximately 27%, or $56.6 million, as compared to the first quarter of 2006. This decrease reflects reduced demand for residential construction low-voltage products and building wire. However, demand for products used in mining, oil, gas, and petrochemical markets remained strong. A $15.8 million favorable impact from changes in foreign currency exchange rates, primarily between the U.S. dollar and the Euro, contributed to the metal-adjusted net sales increase. Selling price increases in excess of higher metals costs experienced during the first quarter of 2007 contributed approximately $73.6 million to the increase in metal-adjusted net sales as the Company attempted to recover inflation in its non-metal cost inputs.
The 10%, or $2.9 million, increase in the metal-adjusted net sales for the Transportation and Industrial Harnesses segment reflects an increase in demand due mainly to an expansion of the Company’s customer base for its ignition wire sets.
The 17%, or $16.8 million, decrease in the metal-adjusted net sales for the Telecommunications segment reflects a decrease in volume of approximately 32%, or $32.2 million, as compared to the first quarter of 2006. A $0.3 million unfavorable impact from changes in foreign currency exchange rates contributed to the metal-adjusted net sales decrease. Selling price increases in excess of higher metals costs experienced during the first quarter of 2007 partially offset the decrease by approximately $15.7 million as the Company attempted to recover inflation in its non-metal cost inputs. The decrease in metal-adjusted net sales continues to reflect an overall decrease in demand for outside plant telecommunications cable from the Regional Bell Operating Companies (RBOCs) and a decrease in demand from the distributor market. Demand trends from the RBOCs continue to be dependent on the selected strategy of their broadband rollout. Those favoring a copper/fiber hybrid model have been showing flat to marginally down demand, while those taking a fiber-to-the-home strategy continue to show weakness in demand for copper products. Demand trends are currently being affected by high copper prices, which make alternatives to copper-based cable and wire comparatively more affordable.
The 27%, or $18.1 million, increase in the metal-adjusted net sales for the Networking segment reflects a decrease in volume of approximately 11%, or $6.1 million, as compared to the first quarter of 2006. The decrease in the volume of sales is being driven by a decrease in distributor demand, although distributor inventory levels now appear to be rebalanced with end-market demand. A $1.4 million favorable impact from changes in foreign currency exchange rates was experienced, and selling price increases in excess of higher metals costs experienced during the first quarter of 2007 and a higher-end product mix contributed approximately $22.8 million to the increase in metal-adjusted net sales as the Company attempted to recover inflation on its non-metal cost inputs.
Gross Profit
Gross profit increased to $159.8 million in the first quarter of 2007 from $97.6 million in the first quarter of 2006. Gross profit as a percentage of metal-adjusted net sales was 15.8% for the three fiscal months ended March 30, 2007 and was 11.1% for the three fiscal months ended March 31, 2006. The improved profit margin on metal-adjusted net sales is the result of increased selling prices to recover raw material costs, higher demand for the Company’s global electric utility products, and improved efficiency as a result of Lean manufacturing initiatives.
Selling, General and Administrative Expense
Selling, general and administrative expense increased to $68.7 million in the first quarter of 2007 from $55.4 million in the first quarter of 2006. The increase in SG&A was primarily related to incremental SG&A costs within acquired businesses and strategic employee additions throughout the Company in order to support the Company’s growth initiatives and increased process capability. Reported SG&A was 6.8% of net sales in the first quarter of 2007, up from 6.3% of metal-adjusted net sales in the first quarter of 2006.

Operating Income
The following table sets forth operating income by segment, in millions of dollars.

	Operating Income
	Three Fiscal Months Ended,
	March 30, 2007		March 31, 2006
	Amount	%	Amount	%
North American Electric Utility	$23.1	25%	$6.2	15%
International Electric Utility	17.8	20%	12.3	29%
North American Portable Power and Control	5.8	6%	4.1	10%
North American Electrical Infrastructure	7.6	8%	1.2	3%
International Electrical Infrastructure	23.8	26%	10.8	25%
Transportation and Industrial Harnesses	4.1	5%	3.8	9%
Telecommunications	3.1	4%	6.0	14%
Networking	5.8	6%	(2.2)	(5)%

Total operating income	$91.1	100%	$42.2	100%

Operating income of $91.1 million for the first quarter of 2007 increased from $42.2 million in the first quarter of 2006. This increase is primarily the result of higher demand for the Company’s global electric utility products, increased selling prices to recover raw material costs, $2.1 million due to the impact of foreign currency exchange rate changes and ongoing Lean manufacturing cost containment and efficiency efforts.
As compared to the first quarter of 2006, North American Electric Utility and International Electric Utility operating income, respectively, benefited from 7% and 48% increases in sales volume. North American Electric Utility experienced selling price increases in excess of higher metals costs whereas International Electric Utility was negatively affected by selling price increases that were not in excess of higher metals costs, although better pricing realization for high-voltage products from Silec is beginning to occur. Both segments benefited from continuing implementation of Lean Six Sigma cost saving initiatives.
The operating income of the North American Portable Power and Control and North American Electrical Infrastructure segments, as compared to the first quarter of 2006, benefited from selling price increases in excess of higher metals costs. Improvements in North American inventory stocking levels and the resulting shorter delivery lead times have led to additional pricing realization as well. North American Electrical Infrastructure further benefited from a reduction in costs as a result of continued efficiency gains that were obtained through plant closures and realignments in prior periods and through the implementation of Lean Six Sigma manufacturing cost containment efforts. International Electrical Infrastructure operating income, as compared to the first quarter of 2006, increased due to selling price increases in excess of higher metals costs. Efficient manufacturing and high utilization rates helped to improve manufacturing productivity. Transportation and Industrial Harnesses operating income increased due to increases in the sales volume of ignition wire sets for the automotive aftermarket.
Telecommunications operating income decreased by 48% mainly due to decreases in sales volume and lower manufacturing activity. The Networking segment’s operating profit showed improvement, as compared to the first quarter of 2006, due to selling price increases in excess of higher metals costs, improving product mix favoring high-bandwidth data networking cables and positive results from continuing Lean Six Sigma cost saving initiatives.
Other Income
Other income was not significant in the first quarter of 2007 as compared to $0.8 million in the first quarter of 2006. The other income amount is comprised of foreign currency transaction gains (losses) which resulted from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated.
Interest Expense
Net interest expense decreased to $5.9 million in the first quarter of 2007 from $9.6 million in the first quarter of 2006. The decrease in interest expense is principally due to the interest savings from the pay down of the Company’s outstanding balance on its floating-rate Amended Credit Facility with the proceeds from its fixed-rate 0.875% Convertible Notes and the increase in interest income resulting from the investment of the Company’s excess cash. This decrease was partially offset by higher average interest rates on the Company’s floating rate debt and higher average debt levels as compared to the first quarter of 2006.

Loss on Extinguishment of Debt
In the first quarter of 2007, the Company recognized a pre-tax loss on the extinguishment of debt of approximately $25.1 million, consisting of a $20.5 million inducement premium and related fees and expenses and the write-off of approximately $4.6 million in unamortized fees and expenses due to the tender offer and redemption of approximately $280.0 million of the Company’s $285.0 million in 9.5% Senior Notes. See the “Debt and Other Contractual Obligations” discussion below for additional information.
Tax Provision
The Company’s effective tax rate for the first quarter of 2007 and 2006 was 36.9% and 35.9%, respectively.
Preferred Stock Dividends
The Company accrued and paid $0.1 million in dividends on its preferred stock in the first quarter of 2007 and 2006.
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
General Cable Corporation is a holding company with no operations of its own. All of the Company’s operations are conducted, and net sales are generated, by its subsidiaries and investments. Accordingly, the Company’s cash flow comes from the cash flows of its operations, in particular, the North American operations upon which it has historically depended the most. The Company’s ability to use cash flow from its international operations, if necessary, has historically been adversely affected by limitations on the Company’s ability to repatriate such earnings tax efficiently. The following table sets forth net cash used in operating activities by geographic group for the following periods (in millions):

	Three Fiscal Months Ended
	March 30, 2007	March 31, 2006
North America	$(32.4)	$(18.0)
International	32.1	(12.2)

Total	$(0.3)	$(30.2)

Summary of Cash Flows
Cash flow used by operating activities in the first three fiscal months of 2007 was $0.3 million. This reflects $3.1 million related to excess tax benefits on stock-based compensation recognized under SFAS No. 123(R), a $91.7 million increase in accounts receivable and a $2.3 million increase in inventories. The increase in accounts receivable reflects increased selling prices in response to increased raw material costs, increased sales volumes and the Company’s normal seasonal trend. Inventory has increased, although less than historical first quarter increases, as the Company adjusted its global manufacturing output in the first quarter of 2007 to address increased inventories experienced near the end of fiscal 2006. The Company believes its inventory position leaves it well positioned to capitalize on continuing broad-based market strength. These cash outflows were partially offset by an increase in accounts payable, accrued and other liabilities of $17.5 million, a $1.6 million decrease in other assets, a $25.1 million loss on extinguishment of debt, and net income before depreciation and amortization, foreign currency exchange (gain) loss, deferred income taxes and loss on the disposal of property of $52.6 million. The increase in accounts payable, accrued and other liabilities is primarily due to an increase in accounts payable which reflects greater manufacturing activity and increased raw material costs in the first quarter of 2007 than that experienced near the end of fiscal 2006. For information on the loss on extinguishment of debt, see the “Debt and Other Contractual Obligations” section below.
Cash flow used by investing activities was $23.4 million in the first three fiscal months of 2007, principally reflecting $17.1 million of capital expenditures and $5.9 million related to acquisitions. The Company anticipates capital spending to be approximately $120 million to $130 million in 2007, including capital expenditures required for the recently announced transactions in China, India and Germany. The Company continues to expand its capital program around the world to upgrade equipment, improve efficiency and throughput and enhance productivity primarily in its electric utility and electrical infrastructure cable businesses.
Cash flow provided by financing activities in the first three fiscal months of 2007 was $11.9 million. This reflects the issuance of new long-term debt and the redemption of the majority of the 9.5% Senior Notes as discussed in the “Debt and Other Contractual Obligations” section below. The Company also received $2.4 million from the exercise of stock options, and $3.1 million was the excess tax benefit from stock-based compensation recognized. These increases were partially offset by the payment of preferred stock dividends of $0.1 million and the repayment of other debt of $11.3 million.
Debt and Other Contractual Obligations
On March 6, 2007, the Company commenced a cash tender offer (the “Offer”) to purchase, at $1,070.72 (per $1,000.00 9.5% Senior Note), any and all of the $285.0 million outstanding aggregate principal amount of the 9.5% Senior Notes that were issued in November 2003, bear interest at a fixed rate of 9.5% and mature in 2010. Also, in conjunction with the Offer, the Company received consent, on March 15, 2007, to effect certain amendments to the indenture governing the 9.5% Senior Notes that eliminated substantially all of the restrictive covenants. As of March 30, 2007, approximately 98% of the 9.5% Senior Notes were tendered, with the Company making total cash payments of approximately $280.0 million for the 9.5% Senior Notes, $9.3 million for accrued interest and $19.8 million for the inducement premium. The Company recognized a pre-tax loss on the extinguishment of debt of approximately $25.1 million, consisting of $20.5 million for the inducement premium and related tender fees and expenses and the write-off of approximately $4.6 million in unamortized fees and expenses. General Cable Corporation and its U.S. wholly-owned subsidiaries continue to fully and unconditionally guarantee the remaining $5.0 million of 9.5% Senior Notes remaining on March 30, 2007 on a joint and several basis. The estimated fair value of the remaining 9.5% Senior Notes was approximately $5.3 million at March 30, 2007.
On March 21, 2007, the Company completed the issuance and sale of $325.0 million in aggregate principal amount of new senior unsecured notes, comprised of $125.0 million of Senior Floating Rate Notes due 2015 (the “Senior Floating Rate Notes”) and $200.0 million of 7.125% Senior Fixed Rate Notes due 2017 (the “7.125% Senior Notes” and together, the “Notes”). The Notes are jointly and severally guaranteed by the Company’s U.S. subsidiaries. The Notes were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act.
The Senior Floating Rate Notes bear interest at an annual rate equal to the 3-month LIBOR rate plus 2.375%. Interest on the Senior Floating Rate Notes is payable quarterly in arrears in cash on January 1, April 1, July 1 and October 1 of each year, commencing on July 1, 2007. The 7.125% Senior Notes bear interest at a rate of 7.125% per year and are payable semi-annually in arrears in cash on April 1 and October 1 of each year, commencing on October 1, 2007. The Senior Floating Rate Notes mature on April 1, 2015 and the 7.125% Senior Notes mature on April 1, 2017.
The Notes’ indenture contains covenants that limit the ability of the Company and certain of its subsidiaries to (i) pay dividends on, redeem or repurchase the Company’s capital stock; (ii) incur additional indebtedness; (iii) make investments; (iv) create liens; (v) sell assets; (vi) engage in certain transactions with affiliates; (vii) create or designate unrestricted subsidiaries; and (viii) consolidate, merge or transfer all or substantially all assets. However, these covenants are subject to important exceptions and qualifications, one of which will permit the Company to declare and pay dividends or distributions on the Series A preferred stock so long as there is no default on the Notes and the Company meets certain financial conditions.
The Company may, at its option, redeem the Senior Floating Rate Notes and 7.125% Senior Notes on or after the following dates and at the following percentages plus accrued and unpaid interest:

Senior Floating Rate Notes		7.125% Senior Notes
Beginning Date	Percentage	Beginning Date	Percentage
April 1, 2009	102.000%	April 1, 2012	103.563%
April 1, 2010	101.000%	April 1, 2013	102.375%
April 1, 2011	100.000%	April 1, 2014	101.188%
		April 1, 2015	100.000%
Proceeds from the Notes were principally used to extinguish approximately 98% of the 9.5% Senior Notes debt under the Offer mentioned previously. Proceeds from the Notes of $325.0 million, less approximately $6.7 million of cash payments for fees and expenses that will be amortized over the life of the Notes, were used to pay approximately $280.0 million for the

9.5% Senior Notes, $9.3 million for accrued interest on the 9.5% Senior Notes and $20.5 million for tender fees and the inducement premium on the 9.5% Senior Notes, leaving net cash proceeds of approximately $8.5 million that will be used for general corporate purposes.
In conjunction with the issuance and sale of the $325.0 million Notes, the Company entered into a Registration Rights Agreement that requires the Company to (i) file a registration statement within 90 days after the issue date of the Notes enabling the holders of the Notes to exchange the Notes for publicly registered notes with identical terms; (ii) use commercially reasonable efforts to have the registration statement declared effective within 210 days after the issue date of the Notes; and (iii) cause the registration statement to become effective within 270 days after the issue date of the Notes. In addition, the Company agreed to use commercially reasonable efforts to file a shelf registration statement for the resale of the Notes in the event that an exchange offer could not be affected within the time periods listed above or in other circumstances. If the Company fails to comply with certain obligations under the Registration Rights Agreement, the annual interest rate on the Notes will increase by 0.25% during the first 90-day period during which the registration default continues and will increase by an additional 0.25% for each subsequent 90-day period during which the registration default continues, up to a maximum increase of 1.00% over the original interest rate of the Notes. A 1.00% increase over the original interest rate on the Notes would cause approximately $30 million in additional interest expense over the life of the Notes. Based on the guidance in FASB Staff Position (“FSP”) No. EITF 00-19-2, “Accounting for Registration Payment Arrangements,” the Company will recognize a liability for the contingent interest if payment becomes probable and reasonably estimable. As of the date of this document, no probable liability exists related to the Registration Rights Agreement and no liability has been recognized.
The Company’s current senior secured revolving credit facility (“Amended Credit Facility”), as amended, is a five-year, $300.0 million asset based revolving credit agreement that includes an approximate $50.0 million sublimit for the issuance of commercial and standby letters of credit and a $20.0 million sublimit for swingline loans. Loans under the Amended Credit Facility bear interest at the Company’s option, equal to either an alternate base rate (prime plus 0.00% to 0.50%) or an adjusted LIBOR rate plus an applicable margin percentage (LIBOR plus 1.00% to 1.75%). The applicable margin percentage is subject to adjustments based upon the excess availability, as defined. At March 30, 2007, the Company had no outstanding borrowings, had undrawn availability of $252.1 million under the Amended Credit Facility, and was in compliance with all covenants under the Amended Credit Facility. The Company had outstanding letters of credit related to this Amended Credit Facility of $31.4 million at March 30, 2007.
Indebtedness under the Amended Credit Facility is guaranteed by the Company’s U.S. subsidiaries and is secured by a first priority security interest in tangible and intangible property and assets of the Company’s U.S. subsidiaries. The lenders have also received a pledge of all of the capital stock of the Company’s existing domestic subsidiaries and any future domestic subsidiaries.
During the first quarter of 2007, the Company further amended the Amended Credit Facility. The amendment permitted the Company to issue senior notes of up to $350.0 million on an unsecured basis, to enter into certain hedging agreements to exchange up to $100.0 million of any fixed rate of interest on the senior notes for a floating rate and extend or replace existing hedging agreements, to effect a cash tender offer to purchase at least a majority of the $285.0 million outstanding aggregate principal balance of the 9.5% Senior Notes, to pay fees and expenses related to the tender offer, and to replenish a basket which would allow the Company to repurchase up to $125.0 million of its outstanding shares of common stock. This basket had previously been used to purchase the note hedges discussed below. No other terms or conditions of the Amended Credit Facility have changed from those terms and conditions disclosed in the Company’s 2006 Annual Report on Form 10-K.
The Company’s 0.875% Convertible Notes were issued in November of 2006 in the amount of $355.0 million, pursuant to the Company’s effective Registration Statement on Form S-3. The 0.875% Convertible Notes bear interest at a fixed rate of 0.875%, payable semi-annually in arrears, and mature in 2013. The 0.875% Convertible Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company’s wholly-owned U.S. subsidiaries. The estimated fair value of the 0.875% Convertible Notes was approximately $432.7 million at March 30, 2007.
The 0.875% Convertible Notes are convertible at the option of the holder into the Company’s common stock at an initial conversion price of $50.36 per share (approximating 19.856 shares per $1,000 principal amount of the 0.875% Convertible Notes), upon the occurrence of certain events, none of which have occurred as of the date of this report. The maximum aggregate number of shares that the Company would be obligated to issue upon conversion of the 0.875% Convertible Notes is 8,987,322, but under almost all conditions as defined in the 2006 Annual Report on Form 10-K, the Company would be obligated to issue an aggregate of 7,048,880 shares upon conversion in full of the 0.875% Convertible Notes. No terms and conditions of the 0.875% Convertible Notes have changed from those terms and conditions disclosed in the Company’s 2006 Annual Report on Form 10-K.

Pursuant to Emerging Issues Task Force (“EITF”) 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), and EITF 01-6, “The Meaning of Indexed to a Company’s Own Stock” (“EITF 01-6”), the 0.875% Convertible Notes are accounted for as convertible debt in the accompanying Condensed Consolidated Balance Sheet and the embedded conversion option in the 0.875% Convertible Notes has not been accounted for as a separate derivative. For a discussion of the effects of the 0.875% Convertible Notes and the bond hedges and warrants discussed below on earnings per share, see Note 14.
Concurrent with the sale of the 0.875% Convertible Notes, the Company purchased note hedges that are designed to mitigate potential dilution from the conversion of the 0.875% Convertible Notes in the event that the market value per share of the Company’s common stock at the time of exercise is greater than approximately $50.36. Under the note hedges that cover approximately 7,048,880 shares of the Company’s common stock, the counterparties are required to deliver to the Company either shares of the Company’s common stock or cash in the amount that the Company delivers to the holders of the 0.875% Convertible Notes with respect to a conversion, calculated exclusive of shares deliverable by the Company by reason of any additional make whole premium relating to the 0.875% Convertible Notes or by reason of any election by the Company to unilaterally increase the conversion rate as permitted by the indenture governing the 0.875% Convertible Notes. The note hedges expire at the close of trading on November 15, 2013, which is also the maturity date of the 0.875% Convertible Notes, although the counterparties will have ongoing obligations with respect to 0.875% Convertible Notes properly converted on or prior to that date as to which the counterparties have been timely notified.
In addition, the Company issued warrants to counterparties that could require the Company to issue up to approximately 7,048,880 shares of the Company’s common stock in equal installments on each of the fifteen consecutive business days beginning on and including February 13, 2014 (European style). The strike price is $76.00 per share, which represents a 92.4% premium over the closing price of the Company’s shares of common stock on November 9, 2006. The warrants are expected to provide the Company with some protection against increases in the common stock price over the conversion price per share.
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
Proceeds from the offering were used to pay down $87.8 million outstanding, including accrued interest, under the Company’s Amended Credit Facility, to pay $124.5 million for the cost of the note hedges, and to pay approximately $9.4 million in debt issuance costs that are being amortized to interest expense over the term of the 0.875% Convertible Notes. Additionally, the Company received $80.4 million in proceeds from the issuance of the warrants. At the conclusion of these transactions, the net effect of the receipt of the funds from the 0.875% Convertible Notes and the payments and proceeds mentioned above was an increase in cash of approximately $213.7 million, which is being used by the Company for general corporate purposes including acquisitions.
The Spanish Term Loan of €50 million was issued in December 2005 and was available in up to three tranches, with an interest rate of Euribor plus 0.8% to 1.5% depending on certain debt ratios. Two of the tranches have expired. The remaining tranche of the Spanish Term Loan is repayable in fourteen semi-annual installments, maturing seven years following the draw down. As of March 30, 2007, the U.S. dollar equivalent of $34.3 million was drawn under this term loan facility and no availability remains under the Spanish Term Loan.
The Spanish Credit Facility of €25 million was issued in December 2005, matures at the end of five years and carries an interest rate of Euribor plus 0.6% to 1.0% depending on certain debt ratios. No funds are currently drawn under the Spanish Credit Facility, leaving undrawn availability of approximately the U.S. dollar equivalent of $33.4 million as of March 30, 2007. Commitment fees ranging from 15 to 25 basis points per annum on any unused commitments under the Spanish Credit Facility will be assessed to Grupo General Cable Sistemas, S.A., and are payable on a quarterly basis.

The Spanish facilities are subject to certain financial ratios of the European group, the most restrictive of which is net debt to EBITDA (earnings before interest, taxes, depreciation and amortization). In addition, the indebtedness under the combined facilities is guaranteed by the Company’s Portuguese subsidiary and by Silec Cable, S.A.S.
In addition to the Spanish Term Loan and Spanish Credit Facility, the Company has approximately $71.9 million of uncommitted facilities in Europe, which allow the Company to sell at a discount, with limited or no recourse, portions of its accounts receivable to financial institutions. At March 30, 2007, $7.8 million of these accounts receivable facilities were drawn.
On August 31, 2006, the Company acquired ECN Cable and assumed the U.S. dollar equivalent of $38.6 million (at prevailing exchange rates during that period) of mostly short-term ECN Cable debt as a part of the acquisition. On December 15, 2006, approximately $6.9 million (at the prevailing exchange rate on that date) of debt was paid and cancelled. As of March 30, 2007, ECN Cable’s debt was the U.S. dollar equivalent of $35.7 million. The debt consisted of approximately $6.4 million relating to an uncommitted accounts receivable facility, approximately $8.2 million under open debt lines that charge interest at Euribor plus 0.5% and had additional availability of approximately $6.5 million at March 30, 2007, and approximately $21.1 million of short-term financing agreements at various interest rates.
As of December 31, 2006, the defined benefit pension plans were underfunded by approximately $35.7 million based on the actuarial methods and assumptions utilized for purposes of the applicable accounting rules and interpretations. In 2007, pension expense is expected to decrease approximately $1.4 million from 2006, principally due to strong plan asset returns. Cash contributions are expected to decrease up to approximately $3.4 million from 2006.
A cross currency and interest rate swap was entered into in 2005 by the Company to hedge the effects of the changes in spot exchange rates on the value of its investment in its European operations. Under the swap, the Company is required to make future payments, at a fixed interest rate of 7.5%, on the Euro-denominated balance of its cross currency and interest rate swap to the parties involved in the swap. The Company is also required, at the end of the swap’s life in the fourth quarter of 2007, to swap the original Euro-denominated principal balance that was equivalent to approximately $167.2 million as of March 30, 2007. However, the Company, in return, receives payments from the parties involved in the swap, at a fixed rate of 9.5%, on the dollar-denominated balance of its cross currency and interest rate swap, and the Company will receive, at the end of the swap’s life in the fourth quarter of 2007, a payment on the original dollar-denominated principal balance of $150.0 million.
The principal U.S. operating subsidiary has unconditionally guaranteed the payments required to be made to the parties involved in the swap. The guarantee continues until the commitment under the swap has been paid in full, including principal plus interest, with the final amount due in November 2007. This subsidiary’s maximum exposure under this guarantee was approximately $180.5 million as of March 30, 2007, and the net exposure position was an unfavorable $16.1 million. As of March 30, 2007, no significant liability was recorded on the Company’s condensed consolidated balance sheet for this guarantee.
The Company’s Spanish operating company, Grupo General Cable Sistemas (“Grupo General”), participates in accounts payable confirming arrangements with several European financial institutions. Grupo General negotiates payment terms with suppliers of generally 180 days and submits invoices to the financial institutions with instructions for the financial institutions to transfer funds from Grupo General’s accounts on the due date (on day 180) to the receiving parties to pay the invoices in full. The banks may, at their discretion, negotiate directly with the suppliers for earlier payment terms at a discount, and the discount is kept by the banks. The suppliers may also decline to participate in an early payment arrangement. At March 30, 2007, these arrangements had a maximum availability limit of the equivalent of $283.2 million, of which approximately $215.9 million was drawn. If these arrangements were reduced or terminated, Grupo General would have to pay its suppliers directly.

Summarized information about the Company’s contractual obligations and commercial commitments as of March 30, 2007 is as follows (in millions of dollars):

	Payments Due by Period
		Less than	1 - 3	4 - 5	After 5
	Total	1 Year	Years	Years	Years
Contractual obligations(1):
Total debt	$775.3	$41.2	$21.8	$17.6	$694.7
Interest payments on 9.5% Senior Notes	1.8	0.5	0.9	0.4	—
Interest payments on 7.125% Senior Notes	156.8	14.3	28.5	28.5	85.5
Interest payments on Senior Floating Rate Notes	74.8	9.7	19.3	19.3	26.5
Interest payments on 0.875% Convertible Notes	21.7	3.1	6.2	6.2	6.2
Operating leases	30.3	6.8	11.2	7.0	5.3
Defined benefit pension obligations(2)	4.9	4.9	—	—	—
Postretirement benefits	12.4	1.7	3.2	2.9	4.6
Commodity futures and forward pricing agreements(3)	276.7	271.5	5.2	—	—
Foreign currency contracts(3)	174.7	127.3	47.4	—	—
Cross currency and interest rate swap	180.5	180.5	—	—	—

Total	$1,709.9	$661.5	$143.7	$81.9	$822.8

(1)	This table does not include interest payments on some of General Cable’s variable rate debt because the future amounts are based on variable interest rates and the amount of the borrowings under the Amended Credit Facility and Spanish Credit Facility fluctuate depending upon the Company’s working capital requirements.

(2)	Defined benefit pension obligations reflect the Company’s estimates of contributions that will be required in 2007 to meet current law minimum funding requirements. Amounts beyond one year have not been provided because they are not determinable.

(3)	Information on these items is provided under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”
In connection with the January 1, 2007 adoption of FIN 48, the Company recognized an $18.8 million decrease in opening retained earnings. As of January 1, 2007, the Company had total unrecognized tax benefits of $45.6 million, of which $37.2 million would have a favorable impact on the effective tax rate if recognized. As of March 30, 2007, there were no material changes to the liability for uncertain tax positions recorded at January 1, 2007. It is reasonably possible that approximately $1.1 million of unrecognized tax benefits related to multi-state tax positions could change within the next twelve months due to the expiration of the statute of limitations or tax audit settlements.
The Company anticipates being able to meet its obligations as they come due based on historical experience and the expected availability of funds under its current credit facilities.
Off Balance Sheet Assets and Obligations
As part of the BICC plc acquisition, BICC agreed to indemnify General Cable against environmental liabilities existing at the date of the closing of the purchase of the business. In the sale of the businesses to Pirelli, General Cable indemnified Pirelli against any environmental liabilities on the same basis as BICC plc indemnified the Company in the earlier acquisition. However, the indemnity the Company received from BICC plc related to the European business sold to Pirelli terminated upon the sale of those businesses to Pirelli. In addition, General Cable has agreed to indemnify Pirelli against any warranty claims relating to the prior operation of the business. General Cable has also agreed to indemnify Southwire Company against certain liabilities arising out of the operation of the business sold to Southwire prior to its sale.
The Company had outstanding letters of credit related to its Amended Credit Facility of approximately $31.4 million as of March 30, 2007 and December 31, 2006. These letters of credit are primarily renewed on an annual basis, and the majority of the amount relates to risks associated with an outstanding industrial revenue bond, with self insurance claims and with defined benefit plan obligations. The Company also had approximately $2.8 million in letters of credit related to Silec to cover risks associated with performance on some of its contracts as of March 30, 2007.
See the previous section, “Debt and Other Contractual Obligations,” for information on debt-related guarantees.

Environmental Matters
The Company’s expenditures for environmental compliance and remediation amounted to an insignificant amount for the three fiscal months ended March 30, 2007 and $0.7 million for all of 2006. In addition, certain of General Cable’s subsidiaries have been named as potentially responsible parties in proceedings that involve environmental remediation. The Company had accrued $1.8 million at March 30, 2007 for all environmental liabilities. In the Wassall acquisition of General Cable from American Premier Underwriters, American Premier indemnified the Company against certain environmental liabilities arising out of General Cable or its predecessors’ ownership or operation of properties and assets, which were identified during the seven-year period, ended June 2001. As part of the 1999 acquisition, BICC plc agreed to indemnify General Cable against environmental liabilities existing at the date of the closing of the purchase of the business. The Company has agreed to indemnify Pirelli and Southwire Company against certain environmental liabilities arising out of the operation of the divested businesses prior to the sale. However, the indemnity the Company received from BICC plc related to the business sold to Pirelli terminated upon the sale of those businesses to Pirelli. While it is difficult to estimate future environmental liabilities, the Company does not currently anticipate any material adverse effect on results of operations, cash flows or financial position as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs.
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
The notional amounts and fair values of the Company’s designated cash flow and net investment hedge financial instruments at March 30, 2007 and December 31, 2006 are shown below (in millions). The net carrying amount of the designated cash flow and net investment hedge financial instruments was a net liability of $(13.7) million at March 30, 2007 and $(31.1) million at December 31, 2006.

	March 30, 2007		December 31, 2006
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Cash flow hedges:
Interest rate swap	$9.0	$(0.4)	$9.0	$(0.4)
Foreign currency forward exchange	174.7	(6.1)	152.0	(5.6)
Commodity futures	149.3	8.5	217.6	(10.8)
Net investment hedges:
Cross currency and interest rate swap	150.0	(15.7)	150.0	(14.3)

		$(13.7)		$(31.1)

Other Forward Pricing Agreements
In the normal course of business, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption of SFAS No. 133 because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At March 30, 2007 and December 31, 2006, General Cable had $127.4 million and $165.4 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At March 30, 2007 and December 31, 2006, the fair value of these arrangements were $138.9 million and $155.3 million, respectively, and General Cable had an unrealized gain (loss) of $11.5 million and $(10.1) million, respectively, related to these transactions. General Cable expects the unrealized losses under these agreements to be offset as a result of firm sales price commitments with customers.

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
In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 30, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Due to the material weakness identified within the Silec Cable, SAS subsidiary that was disclosed in the Company’s 2006 Annual Report on Form 10-K as filed with the SEC on March 1, 2007, and because management considers its internal controls over financial reporting to intersect with its disclosure controls, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of March 30, 2007.
Changes in Internal Control Over Financial Reporting
Management, with oversight from the Audit Committee, has been addressing the material weakness disclosed in the Company’s 2006 Annual Report on Form 10-K and is committed to its remediation. To address the identified material weakness, the Company has implemented certain remediation plans, including the following:
•	In February 2007, a significant portion of Silec’s financial systems were migrated to the Company’s existing European financial system. The majority of Silec’s remaining systems are expected to be migrated to independent systems, with appropriate controls in place, by December 31, 2007.

•	To ensure successful transition to a formal control structure and to address the related internal control implementation issues, Silec has added several resources with experience operating in a Sarbanes-Oxley compliance environment to its financial reporting function including a Chief Accountant, a Director of Cost Accounting, a Treasurer and an IT Director.
Management believes the changes described above, when fully implemented, will remediate the material weakness at Silec and serve to strengthen the Company’s internal control over financial reporting. However, control weaknesses will not be considered remediated until new internal controls over financial reporting are implemented and operational for a period of time and are tested, and management and its independent registered public accounting firm conclude that these controls are operating effectively.
Except for the remediation plans with respect to the material weakness described above, there have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of the date of this filing, there have been no additional material legal proceedings or material developments in the legal proceedings disclosed in the Company’s 2006 Annual Report on Form 10-K.
ITEM 1A. RISK FACTORS
There have been no material changes in the Company’s risk factors from those disclosed in General Cable’s 2006 Annual Report on
Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Dividends
The Company currently does not pay dividends on its common stock. The future payment of dividends on common stock is subject to the discretion of General Cable’s Board of Directors, restrictions under the Series A preferred stock, restrictions under the Company’s current Amended Credit Facility, 7.125% Senior Notes, Senior Floating Rate Notes and 0.875% Convertible Notes and the requirements of Delaware General Corporation Law, and will depend upon general business conditions, financial performance and other factors the Company’s Board of Directors may consider relevant. General Cable does not expect to pay cash dividends on common stock in the foreseeable future.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Company currently has no share repurchase program approved by the Board of Directors, and therefore, repurchased no shares under such a program during the first quarter of 2007. However, employees of the Company do have the right to surrender to the Company shares in payment of minimum tax obligations upon the vesting of grants of common stock under the Company’s equity compensation plans. During the fiscal month ended February 23, 2007, 42,061 shares were surrendered to the Company by employees in payment of minimum tax obligations upon the vesting of nonvested stock under the Company’s equity compensation plans, and the average price paid per share was $46.63.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None during the three fiscal months ended March 30, 2007.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None during the three fiscal months ended March 30, 2007.
ITEM 5. OTHER INFORMATION
None during the three fiscal months ended March 30, 2007.
ITEM 6. EXHIBITS
The following exhibits are filed herewith or incorporated herein by reference. Documents indicated by an asterisk (*) are filed herewith; documents indicated by a double asterisk (**) identify each management contract or compensatory plan. Documents not indicated by an asterisk are incorporated by reference to the document indicated.
     a) Exhibits
4.7	Supplemental Indenture dated as of March 15, 2007, among the Company, certain guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K Current Report as filed on March 15, 2007).

4.8	Indenture dated as of March 21, 2007, among the Company, certain guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K Current Report as filed on March 21, 2007).

10.105	Salary Adjustment for President and Chief Executive Officer and Executive Vice President, General Counsel and Secretary dated February 14, 2007 (incorporated by reference to the Form 8-K Current Report as filed on February 16, 2007).

10.106	Second Amendment to the Second Amended and Restated Credit Agreement between the Company and Merrill Lynch Capital as Collateral and Administrative Agent, National City Business Credit, Inc., as Syndication Agent and the lenders signatory thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K Current Report as filed on March 6, 2007.

10.107	Purchase Agreement dated as of March 15, 2007, among the Company, certain guarantors and Goldman, Sachs & Co., as representative of the several purchasers named in Schedule I to the Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K Current Report as filed on March 21, 2007).

10.108	Registration Rights Agreement dated March 21, 2007, among the Company, certain guarantors and Goldman, Sachs & Co., as representative of the several purchasers named in Schedule I to the Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K Current Report as filed on March 21, 2007).

*12.1	Computation of Ratio of Earnings to Fixed Charges

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) or 15d — 14

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a) or 15d — 14

*32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Cable Corporation

Signed: May 9, 2007	By:	/s/ BRIAN J. ROBINSON

Brian J. Robinson
Senior Vice President, Chief
Financial Officer and Treasurer
(Chief Accounting Officer)

Exhibit Index

4.7	Supplemental Indenture dated as of March 15, 2007, among the Company, certain guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K Current Report as filed on March 15, 2007).

4.8	Indenture dated as of March 21, 2007, among the Company, certain guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K Current Report as filed on March 21, 2007).

10.105	Salary Adjustment for President and Chief Executive Officer and Executive Vice President, General Counsel and Secretary dated February 14, 2007 (incorporated by reference to the Form 8-K Current Report as filed on February 16, 2007).

10.106	Second Amendment to the Second Amended and Restated Credit Agreement between the Company and Merrill Lynch Capital as Collateral and Administrative Agent, National City Business Credit, Inc., as Syndication Agent and the lenders signatory thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K Current Report as filed on March 6, 2007.

10.107	Purchase Agreement dated as of March 15, 2007, among the Company, certain guarantors and Goldman, Sachs & Co., as representative of the several purchasers named in Schedule I to the Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K Current Report as filed on March 21, 2007).

10.108	Registration Rights Agreement dated March 21, 2007, among the Company, certain guarantors and Goldman, Sachs & Co., as representative of the several purchasers named in Schedule I to the Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K Current Report as filed on March 21, 2007).

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) or 15d — 14

31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) or 15d — 14

32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.