Form 10-Q
period 2007-06-29
GENERAL CABLE CORP /DE/
filed 2007-08-08
CIK 886035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 1, 2007
Common Stock, $0.01 per value	52,515,559

GENERAL CABLE CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL STATEMENTS
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

	Three Fiscal Months Ended		Six Fiscal Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
Net sales	$1,172.5	$987.1	$2,181.7	$1,791.4

Cost of sales	999.4	857.6	1,848.8	1,564.3

Gross profit	173.1	129.5	332.9	227.1

Selling, general and administrative expenses	70.1	59.1	138.8	114.5

Operating income	103.0	70.4	194.1	112.6

Other income (expense)	(1.5)	0.2	(1.5)	1.0

Interest income (expense):
Interest expense	(10.6)	(12.3)	(19.5)	(22.4)
Interest income	3.9	0.7	6.9	1.2
Loss on extinguishment of debt	—	—	(25.1)	—

	(6.7)	(11.6)	(37.7)	(21.2)

Income before income taxes	94.8	59.0	154.9	92.4
Income tax provision	(31.9)	(17.5)	(54.1)	(29.5)

Net income	62.9	41.5	100.8	62.9

Less: preferred stock dividends	(0.1)	(0.1)	(0.2)	(0.2)

Net income applicable to common shareholders	$62.8	$41.4	$100.6	$62.7

Earnings per share

Earnings per common share-basic	$1.23	$0.81	$1.97	$1.24

Weighted average common shares-basic	51.2	50.8	51.1	50.4

Earnings per common share-assuming dilution	$1.15	$0.80	$1.87	$1.21

Weighted average common shares-assuming dilution	54.7	52.2	53.8	51.8

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	June 29,	December 31,
	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$382.4	$310.5
Receivables, net of allowances of $12.5 million at June 29, 2007 and $10.0 million at December 31, 2006	978.9	723.7
Inventories	633.4	563.1
Deferred income taxes	110.1	104.1
Prepaid expenses and other	44.1	32.9

Total current assets	2,148.9	1,734.3

Property, plant and equipment, net	448.2	416.7
Deferred income taxes	26.5	28.8
Other non-current assets	56.1	38.9

Total assets	$2,679.7	$2,218.7

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$803.4	$655.4
Accrued liabilities	340.7	284.3
Current portion of long-term debt	434.1	55.5

Total current liabilities	1,578.2	995.2

Long-term debt	375.7	685.1
Deferred income taxes	12.4	13.2
Other liabilities	161.5	90.8

Total liabilities	2,127.8	1,784.3

Commitments and Contingencies

Shareholders’ Equity:
Redeemable convertible preferred stock, at redemption value (liquidation preference of $50.00 per share): June 29, 2007 — 101,949 outstanding shares December 31, 2006 — 101,949 outstanding shares	5.1	5.1
Common stock, $0.01 par value, issued and outstanding shares: June 29, 2007 — 52,336,036 (net of 5,098,598 treasury shares) December 31, 2006 — 52,002,052 (net of 4,999,035 treasury shares)	0.6	0.6
Additional paid-in capital	263.0	245.5
Treasury stock	(59.2)	(53.0)
Retained earnings	320.7	238.8
Accumulated other comprehensive income (loss)	21.7	(2.6)

Total shareholders’ equity	551.9	434.4

Total liabilities and shareholders’ equity	$2,679.7	$2,218.7

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Six Fiscal Months Ended
	June 29,	June 30,
	2007	2006
Cash flows of operating activities:
Net income	$100.8	$62.9
Adjustments to reconcile net income to net cash flows of operating activities:
Depreciation and amortization	28.7	25.5
Loss on extinguishment of debt	25.1	—
Foreign currency exchange (gain) loss	1.5	(1.0)
Deferred income taxes	(4.8)	2.6
Excess tax benefits from stock-based compensation	(9.3)	(8.4)
Loss on disposal of property	0.8	0.8
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Increase in receivables	(212.6)	(223.9)
Increase in inventories	(31.5)	(17.3)
Increase in other assets	(0.5)	(7.3)
Increase in accounts payable, accrued and other liabilities	147.9	171.2

Net cash flows of operating activities	46.1	5.1

Cash flows of investing activities:
Capital expenditures	(45.7)	(22.6)
Proceeds from properties sold	0.6	0.4
Proceeds from acquisitions including cash acquired	17.0	—
Acquisitions, net of cash acquired	(5.9)	(13.7)
Other, net	1.7	1.6

Net cash flows of investing activities	(32.3)	(34.3)

Cash flows of financing activities:
Preferred stock dividends paid	(0.2)	(0.2)
Excess tax benefits from stock-based compensation	9.3	8.4
Proceeds from revolving credit borrowings	—	101.3
Repayments of revolving credit borrowings	—	(120.4)
Issuance of long-term debt, net of fees and expenses	318.3	—
Repayments of long-term debt, including fees and expenses	(300.6)	—
Proceeds of other debt	22.8	9.7
Proceeds from exercise of stock options	5.2	14.8

Net cash flows of financing activities	54.8	13.6

Effect of exchange rate changes on cash and cash equivalents	3.3	2.4

Increase (decrease) in cash and cash equivalents	71.9	(13.2)
Cash and cash equivalents — beginning of period	310.5	72.2

Cash and cash equivalents — end of period	$382.4	$59.0

Supplemental Information
Cash paid during the period for:
Income tax payments, net of refunds	$27.8	$15.8

Interest paid	$31.4	$19.4

Non-cash investing and financing activities:
Issuance of nonvested shares	$3.5	$5.5

Entrance into capital leases	$—	$0.1

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
1. Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements of General Cable Corporation and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three and six fiscal months ended June 29, 2007, are not necessarily indicative of results that may be expected for the full year. The December 31, 2006, condensed consolidated balance sheet amounts are derived from the audited financial statements but do not include all disclosures herein required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007. The Company’s fiscal year end is December 31. The Company’s fiscal quarters consist of 13-week periods ending on the Friday nearest to the end of the calendar months of March, June and September.
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
2. New Accounting Standards
In May 2007, FASB Staff Position (“FSP”) FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48,” was issued. FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.
In February 2007, SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, was issued. This statement provides companies an irrevocable option to carry the majority of financial assets and liabilities at fair value, with changes in fair value recorded in earnings. The election of the fair value option is applied on an instrument-by-instrument basis to entire financial assets and liabilities that are individually transferable in their current form. The statement will require extensive disclosures, including reporting assets and liabilities that are measured at fair value separately on the face of the balance sheet. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159 on its consolidated financial position, results of operations and cash flows.
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) – (Continued)
In June 2006, the FASB ratified the consensus reached in EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-3 requires disclosure of a company’s accounting policy with respect to taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer including, but not limited to, sales, use, value added, and some excise taxes. EITF 06-3 is effective for fiscal years beginning after December 15, 2006. EITF 06-3 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows, and the Company presents such taxes on a net basis.
3. Acquisitions and Divestitures
On April 30, 2007, the Company acquired Norddeutsche Seekabelwerke GmbH & Co. KG (“NSW”), located in Nordenham, Germany from Corning Incorporated. As a result of the transaction, the Company assumed liabilities in excess of the assets acquired, including approximately $41.9 million of pension liabilities. The Company received proceeds of $17.0 million, including $12.3 million in cash acquired.
A preliminary purchase price allocation based on the estimated fair values, or other measurements as applicable, of the assets acquired and the liabilities assumed at the date of acquisition is as follows (in millions at the prevailing exchange rate at April 30, 2007):

As of
April 30, 2007
Cash	$12.3
Accounts receivable	21.8
Inventories	27.4
Property, plant and equipment	0.9
Other current and noncurrent assets	1.6

Total assets	$64.0

Current liabilities	$38.2
Other liabilities	0.9
Pension liabilities	41.9

Total liabilities	$81.0

The Company has not yet finalized portions of the purchase price allocation, including external valuations, and certain closing settlement adjustments in establishing the acquisition opening balance sheet. These valuations are expected to be completed by the end of the second quarter of 2008, and may result in changes to the value assigned above to property, plant and equipment and result in the recognition of intangible assets.
NSW had revenues of approximately $120 million in 2006 (based on 2006 average exchange rates) and has approximately 400 employees. NSW offers complete solutions for submarine cable systems including manufacturing, engineering, seabed mapping, project management, and installation for the offshore communications, energy exploration, transmission, distribution, and alternative energy markets. Pro forma results of the NSW acquisition are not material.
On April 17, 2007, the Company formed a joint venture, Navratna Energy Cable Private Limited (“Navratna Energy”) with the Plaza Cable Group headquartered in New Delhi, India. The Company holds a majority interest in the joint venture, which was established in order to manufacture low and medium voltage energy cables for the Indian market. Pro forma results of the formation of the joint venture are not material.
On February 16, 2007, the Company completed the acquisition of Jiangyin Huaming Specialty Cable Co. Ltd., a manufacturer of specialty automotive and industrial cable products located in Jiangsu province, China. The new subsidiary, General Cable Jiangyin Co. Ltd. (“Jiangyin”), with annual revenues of approximately $12 million (based on 2006 average exchange rates), employs approximately 200 associates. Pro forma results of the Jiangyin acquisition are not material.
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
4. Inventories
General Cable values all of its North American inventories and all of its non-North American metal inventories using the last-in first-out (LIFO) method and all remaining inventories using the first-in first-out (FIFO) method. Inventories are stated at the lower of cost or market value. The Company determines whether a lower of cost or market provision is required on a quarterly basis by computing whether inventory on hand, on a LIFO basis, can be sold at a profit based upon current selling prices less variable selling costs. No provision was required in the first six fiscal months of 2007 or 2006. In the event that a provision is required in some future period, the Company will determine the amount of the provision by writing down the value of the inventory to the level of current selling prices less variable selling costs.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)– (Continued)
Inventories consisted of the following (in millions):

	June 29,	December 31,
	2007	2006
Raw materials	$94.0	$73.6
Work in process	128.9	94.9
Finished goods	410.5	394.6

Total	$633.4	$563.1

At June 29, 2007 and December 31, 2006, $453.1 million and $436.7 million, respectively, of inventories were valued using the LIFO method. Approximate replacement costs of inventories valued using the LIFO method totaled $712.5 million at June 29, 2007 and $632.3 million at December 31, 2006.
If in some future period, the Company was not able to recover the LIFO value of its inventory when replacement costs were lower than the LIFO value of the inventory, the Company would be required to take a charge to recognize in its income statement an adjustment of LIFO inventory to market value.
The Company has consignment inventory at certain of its customer locations for purchase and use by the customer or other parties. General Cable retains title to the inventory and records no sale until it is ultimately sold either to the customer storing the inventory or to another party. In general, the value and quantity of the consignment inventory is verified by General Cable through either cycle counting or annual physical inventory counting procedures. At June 29, 2007 and December 31, 2006, the Company had approximately $43.1 million and $33.4 million, respectively, of consignment inventory at locations not operated by the Company with approximately 87% and 79%, respectively, of the consignment inventory being located throughout the United States and Canada.
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
Property, plant and equipment consisted of the following (in millions):

	June 29,	Dec. 31,
	2007	2006
Land	$41.1	$39.1
Buildings and leasehold improvements	84.5	76.0
Machinery, equipment and office furnishings	563.2	518.4
Construction in progress	29.0	19.5

Total — gross book value	717.8	653.0
Less accumulated depreciation	(269.6)	(236.3)

Total — net book value	$448.2	$416.7

Depreciation expense for the three and six fiscal months ended June 29, 2007 was $11.7 million and $25.6 million, respectively. Depreciation expense for the three and six fiscal months ended June 30, 2006 was $10.8 million and $22.2 million, respectively.
The Company periodically evaluates the recoverability of the carrying amount of long-lived assets (including property, plant and equipment and intangible assets with determinable lives) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates events or changes in circumstances based mostly on actual historical operating results, but business plans, forecasts, general and industry trends, and anticipated cash flows are also considered. Impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)– (Continued)
exceeds its fair value and are recognized in earnings. The Company also continually evaluates the estimated useful lives of all long-lived assets and, when warranted, revises such estimates based on current events. No material impairment charges occurred during the three and six fiscal months ended June 29, 2007 and June 30, 2006.
6. Goodwill and Other Intangible Assets
Goodwill and intangible assets with indefinite useful lives are not amortized, but are reviewed at least annually for impairment. If the carrying amount of goodwill or an intangible asset with an indefinite life exceeds its fair value, impairment loss is recognized in the amount equal to the excess. There was no goodwill or significant intangible assets with indefinite lives on the Company’s balance sheet as of June 29, 2007 or December 31, 2006.
Intangible assets that are not deemed to have indefinite lives are amortized over their useful lives. There were no significant amortizable intangible assets on the Company’s balance sheet at June 29, 2007 or December 31, 2006. No significant amortization expense was recognized during the three and six fiscal months ended June 29, 2007 and June 30, 2006 and no significant amortization expense is anticipated to be recognized on current intangible assets in the next five years.
7. Long-Term Debt
Long-term debt consisted of the following (in millions):

	June 29,	December 31,
	2007	2006
9.5% Senior Notes due 2010	$4.8	$285.0
7.125% Senior Notes due 2017	200.0	—
Senior Floating Rate Notes	125.0	—
0.875% Convertible Notes	355.0	355.0
Spanish Term Loan	31.9	33.9
Capital leases	3.8	4.3
Other	89.3	62.4

Total debt	809.8	740.6
Less current maturities	434.1	55.5

Long-term debt	$375.7	$685.1

Weighted average interest rates on the above outstanding balances were as follows:
9.5% Senior Notes due 2010	9.5%	9.5%
7.125% Senior Notes due 2017	7.125%	—%
Senior Floating Rate Notes	7.725%	—%
0.875% Convertible Notes	0.875%	0.875%
Spanish Term Loan	4.6%	4.6%
Capital leases	6.5%	6.5%
Other	4.0%	3.8%
On March 6, 2007, the Company commenced a cash tender offer (the “Offer”) to purchase, at $1,070.72 (per $1,000.00 9.5% Senior Note), any and all of the $285.0 million outstanding aggregate principal amount of the 9.5% Senior Notes that were issued in November 2003, bear interest at a fixed rate of 9.5% and mature in 2010. Also, in conjunction with the Offer, the Company received consent, on March 15, 2007, to effect certain amendments to the indenture governing the 9.5% Senior Notes that eliminated substantially all of the restrictive covenants. As of March 30, 2007, approximately 98% of the 9.5% Senior Notes were tendered, with the Company making total cash payments of approximately $280.0 million for the 9.5% Senior Notes, $9.3 million for accrued interest and $19.8 million for the inducement premium. The Company recognized a pre-tax loss on the extinguishment of debt of approximately $25.1 million, consisting of $20.5 million for the inducement premium and related tender fees and expenses and the write-off of approximately $4.6 million in unamortized fees and expenses. Since March 30, 2007, approximately $0.2 million of additional 9.5% Senior Notes have been purchased by the Company. General Cable Corporation and its U.S. wholly-owned subsidiaries continue to fully and unconditionally guarantee the remaining $4.8 million of 9.5% Senior Notes remaining on June 29, 2007 on a joint and several basis. The estimated fair value of the remaining 9.5% Senior Notes was approximately $5.1 million at June 29, 2007.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)– (Continued)
On March 21, 2007, the Company completed the issuance and sale of $325.0 million in aggregate principal amount of new senior unsecured notes, comprised of $125.0 million of Senior Floating Rate Notes due 2015 (the “Senior Floating Rate Notes”) and $200.0 million of 7.125% Senior Fixed Rate Notes due 2017 (the “7.125% Senior Notes” and together, the “Notes”). The Notes are jointly and severally guaranteed by the Company’s U.S. subsidiaries. The Notes were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). A tender offer commenced on June 11, 2007 and was completed on July 26, 2007 to replace the unregistered Notes with registered Notes with like terms pursuant to an effective Registration Statement on
Form S-4.
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
Proceeds from the Notes were principally used to extinguish approximately 98% of the 9.5% Senior Notes debt under the Offer mentioned previously. Proceeds from the Notes of $325.0 million, less approximately $7.7 million of cash payments for fees and expenses that will be amortized over the life of the Notes, were used to pay approximately $280.2 million for the 9.5% Senior Notes, $9.3 million for accrued interest on the 9.5% Senior Notes and $20.5 million for tender fees and the inducement premium on the 9.5% Senior Notes, leaving net cash proceeds of approximately $7.3 million that will be used for general corporate purposes.
In conjunction with the issuance and sale of the $325.0 million Notes, the Company entered into a Registration Rights Agreement that requires the Company to (i) file a registration statement within 90 days after the issue date of the Notes enabling the holders of the Notes to exchange the Notes for publicly registered notes with identical terms; (ii) use commercially reasonable efforts to have the registration statement declared effective within 210 days after the issue date of the Notes; and (iii) cause the registration statement to become effective within 270 days after the issue date of the Notes. The Company has fulfilled all of the Company’s requirements under the Registration Rights Agreement.
The Company’s current senior secured revolving credit facility (“Amended Credit Facility”), as amended, is a five-year, $300.0 million asset based revolving credit agreement that includes an approximate $50.0 million sublimit for the issuance of commercial and standby letters of credit and a $20.0 million sublimit for swingline loans. Loans under the Amended Credit Facility bear interest at the Company’s option, equal to either an alternate base rate (prime plus 0.00% to 0.50%) or an adjusted LIBOR rate plus an applicable margin percentage (LIBOR plus 1.00% to 1.75%). The applicable margin percentage is subject to adjustments based upon the excess availability, as defined. At June 29, 2007, the Company had no outstanding borrowings, had undrawn availability of $249.2 million under the Amended Credit Facility, and was in compliance with all covenants under the Amended Credit Facility. The Company had outstanding letters of credit related to this Amended Credit Facility of $31.4 million at June 29, 2007.

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
The Company’s 0.875% Convertible Notes were issued in November of 2006 in the amount of $355.0 million, pursuant to the Company’s effective Registration Statement on Form S-3. The 0.875% Convertible Notes bear interest at a fixed rate of 0.875%, payable semi-annually in arrears, and mature in 2013. The 0.875% Convertible Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company’s wholly-owned U.S. subsidiaries. The estimated fair value of the 0.875% Convertible Notes was approximately $575.8 million at June 29, 2007.
The 0.875% Convertible Notes are convertible at the option of the holder into the Company’s common stock at an initial conversion price of $50.36 per share (approximating 19.856 shares per $1,000 principal amount of the 0.875% Convertible Notes), upon the occurrence of certain events. One of these events, requiring that the closing price of the Company’s common stock is greater than or equal to 130% of the conversion price for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter (establishing a contingent conversion price of $65.47 per share), occurred during the three fiscal months ended June 29, 2007. Therefore, as of June 30, 2007, the 0.875% Convertible Notes became convertible at the option of the holder, and the related debt has been reclassified into “Current portion of long-term debt” on the Consolidated Balance Sheet.
Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of an 0.875% Convertible Note, or (ii) the conversion value, determined in the manner set forth in the indenture governing the 0.875% Convertible Notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the 0.875% Convertible Note on the conversion date, the Company will also deliver, at the Company’s election, cash or common stock or a combination of cash and common stock with respect to the conversion value upon conversion. If conversion occurs in connection with a “fundamental change” as defined in the 0.875% Convertible Notes indenture, the Company may be required to repurchase the 0.875% Convertible Notes for cash at a price equal to the principal amount plus accrued but unpaid interest. In addition, if conversion occurs in connection with certain changes in control, the Company may be required to deliver additional shares of the Company’s common stock (a “make whole” premium) by increasing the conversion rate with respect to such notes, under this scenario the maximum aggregate number of shares that the Company would be obligated to issue upon conversion of the 0.875% Convertible Notes is 8,987,322. Under almost all other conditions, as disclosed in the 2006 Annual Report on Form 10-K, the Company may be obligated to issue additional shares up to a maximum of 7,048,880 upon conversion in full of the 0.875% Convertible Notes. No terms and conditions of the 0.875% Convertible Notes have changed from those terms and conditions disclosed in the Company’s 2006 Annual Report on Form 10-K.
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
The Spanish Term Loan of €50 million was issued in December 2005 and was available in up to three tranches, with an interest rate of Euribor plus 0.8% to 1.5% depending on certain debt ratios. Two of the tranches have expired. The remaining tranche of the Spanish Term Loan is repayable in fourteen semi-annual installments, maturing seven years following the draw down. As of June 29, 2007, the U.S. dollar equivalent of $31.9 million was drawn under this term loan facility and no availability remains under the Spanish Term Loan.
The Spanish Credit Facility of €25 million was issued in December 2005, matures at the end of five years and carries an interest rate of Euribor plus 0.6% to 1.0% depending on certain debt ratios. No funds are currently drawn under the Spanish Credit Facility, leaving undrawn availability of approximately the U.S. dollar equivalent of $33.8 million as of June 29, 2007. Commitment fees ranging from 15 to 25 basis points per annum on any unused commitments under the Spanish Credit Facility will be assessed to Grupo General Cable Sistemas, S.A., and are payable on a quarterly basis.
The Spanish facilities are subject to certain financial ratios of the European group, the most restrictive of which is net debt to EBITDA (earnings before interest, taxes, depreciation and amortization). In addition, the indebtedness under the combined facilities is guaranteed by the Company’s Portuguese subsidiary and by Silec Cable, S.A.S.
On August 31, 2006, the Company acquired ECN Cable and assumed the U.S. dollar equivalent of $38.6 million (at prevailing exchange rates during that period) of mostly short-term ECN Cable debt as a part of the acquisition. On December 15, 2006, approximately $6.9 million (at the prevailing exchange rate on that date) of debt was paid and cancelled. As of June 29, 2007, ECN Cable’s debt was the U.S. dollar equivalent of $38.2 million. The debt consisted of approximately $5.5 million relating to an uncommitted accounts receivable facility, approximately $8.0 million under open debt lines that charge interest at

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)– (Continued)
Euribor plus 0.5% and had additional availability of approximately $6.9 million at June 29, 2007, and approximately $24.7 million of short-term financing agreements at various interest rates.
At June 29, 2007, maturities of long-term debt during twelve month periods beginning June 30, 2007 through June 30, 2012 are $434.1 million, $14.9 million, $6.9 million, $11.2 million and $5.8 million, respectively, and $336.9 million thereafter.
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
Cash Flow Hedges
General Cable has utilized interest rate swaps to manage its interest expense exposure by fixing its interest rate on a portion of the Company’s floating rate debt. Under the swap agreements, General Cable typically paid a fixed rate while the counterparty paid to General Cable the difference between the fixed rate and the three-month LIBOR rate. During 2001, the Company entered into several interest rate swaps which effectively fixed interest rates for borrowings under a former credit facility and other debt. At June 29, 2007, the remaining outstanding interest rate swap had a notional value of $9.0 million, an interest rate of 4.49% and matures in October 2011. The Company does not provide or receive any collateral specifically for this contract. The fair value of interest rate derivatives, which are designated as and qualify as cash flow hedges as defined in SFAS No. 133, are based on quoted market prices and third party provided calculations, which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments. At June 29, 2007 and December 31, 2006, the net unrealized loss on the interest rate derivative and the related carrying value was $(0.3) million and $(0.4) million, respectively.
Outside of North America, General Cable enters into commodity futures contracts, which are designated as and qualify as cash flow hedges as defined in SFAS No. 133, for the purchase of copper, aluminum and lead for delivery in a future month to match certain sales transactions. At June 29, 2007 and December 31, 2006, General Cable had an unrealized gain (loss) of $9.6 million and $(10.8) million, respectively, on the commodity futures.
The Company enters into forward exchange contracts, which are designated as and qualify as cash flow hedges as defined in SFAS No. 133, principally to hedge the currency fluctuations in certain transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. Principal transactions hedged during the year were firm sales and purchase commitments. The fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At June 29, 2007 and December 31, 2006, the net unrealized loss on the net foreign currency contracts was $(9.9) million and $(5.6) million, respectively.
Interest rate swaps are used to manage interest expense exposure by fixing the interest rate on a portion of floating rate debt. Commodity and foreign currency contracts are used to hedge future sales and purchase commitments. Unrealized gains and losses on these derivative financial instruments are recorded in other comprehensive income (loss) until the underlying transaction occurs and is recorded in the statement of operations at which point such amounts included in other comprehensive income (loss) are recognized in income, which generally will occur over periods of less than one year. During the three and six fiscal months ended June 29, 2007, a $2.7 million gain and a $(0.1) million loss, respectively, was reclassified from accumulated other comprehensive income to the statement of operations. During the three and six fiscal months ended June 30, 2006, a $2.6 million gain and a $5.5 million gain, respectively, were reclassified from accumulated other comprehensive income to the statement of operations.
Net Investment Hedge
In October 2005, the Company entered into a U.S. dollar to Euro cross currency and interest rate swap agreement with a notional value of $150 million, which is designated as and qualifies as a net investment hedge of the Company’s net investment in its European operations, in order to hedge the effects of the changes in spot exchange rates on the value of the

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)– (Continued)
net investment. The swap has a term of just over two years with a maturity date of November 15, 2007. The fair value of the cross currency and interest rate swap is determined with the assistance of third party provided calculations. At June 29, 2007 and December 31, 2006, the net unrealized loss on the swap was $19.5 million and $15.2 million, respectively. The swap is marked-to-market quarterly using the “spot method” to measure the amount of hedge ineffectiveness. Changes in the fair value of the swap as they relate to spot exchange rates are recorded as other comprehensive income (loss) whereas changes in the fair value of the swap as they relate to the interest rate differential and the change in interest rate differential since the last marked-to-market date, equaling approximately $(0.7) million and $(0.3) million, respectively, as of June 29, 2007 and December 31, 2006, are recognized currently in earnings for the period. The unrealized gains and losses recognized in other comprehensive income (loss) will be recorded in the statement of operations at a future point in time if the Company divests of its European operations.
Fair Value of Designated Derivatives
The notional amounts and fair values of these designated cash flow and net investment hedge financial instruments at June 29, 2007 and December 31, 2006 are shown below (in millions). The carrying amount of the financial instruments was a net liability of $(19.2) million and $(31.1) million at June 29, 2007 and December 31, 2006, respectively.

	June 29, 2007		December 31, 2006
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Cash flow hedges:
Interest rate swap	$9.0	$(0.3)	$9.0	$(0.4)
Commodity futures	165.4	9.6	217.6	(10.8)
Foreign currency forward exchange	312.4	(9.9)	152.0	(5.6)
Net investment hedges:
Cross currency and interest rate swap	150.0	(18.6)	150.0	(14.3)

		$(19.2)		$(31.1)

Other Forward Pricing Agreements
In the normal course of business, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption of SFAS No. 133 because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At June 29, 2007 and December 31, 2006, General Cable had $150.1 million and $165.4 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At June 29, 2007 and December 31, 2006, the fair value of these arrangements were $158.9 million and $155.3 million, respectively, and General Cable had an unrealized gain (loss) of $8.8 million and $(10.1) million, respectively, related to these transactions. General Cable expects the unrealized losses, if any, under these agreements to be offset as a result of firm sales price commitments with customers.
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
In connection with the January 1, 2007 adoption of FIN 48, the Company recognized an $18.8 million decrease in opening retained earnings. As of January 1, 2007, the Company had total unrecognized tax benefits of $45.6 million, of which $37.2 million would have a favorable impact on the effective tax rate if recognized. For the first six months of 2007, $2.6 million of additional unrecognized tax benefits have been accrued for tax positions likely to be taken for the current year, all of which would have a favorable impact on the effective tax rate if recognized. It is reasonably possible that approximately $1.1 million of unrecognized tax benefits related to multi-state tax positions could change within the next twelve months due to the expiration of the statute of limitations or tax audit settlements.

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
Defined Benefit Pension Plans
Benefits under General Cable’s qualified U.S. defined benefit pension plan generally are based on years of service multiplied by a specific fixed dollar amount, and benefits under the Company’s qualified non-U.S. defined benefit pension plans generally are based on years of service and a variety of other factors that can include a specific fixed dollar amount or a percentage of either current salary or average salary over a specific period of time. The amounts funded for any plan year for the qualified U.S. defined benefit pension plan are neither less than the minimum required under federal law nor more than the maximum amount deductible for federal income tax purposes. The Company’s non-qualified unfunded non-U.S. defined benefit pension plans include plans that provide pension benefits and retirement indemnities to employees within the Company’s European business. The Company’s pension obligation was increased $41.9 million due to the NSW acquisition on April 30, 2007, see Note 3. Pension obligations for the majority of non-qualified unfunded defined benefit pension plans are provided for by recorded reserves and are based on local practices and regulations of the respective countries. General Cable makes cash contributions for the costs of the non-qualified unfunded defined benefit pension plans as the benefits are paid.
On June 27, 2007, the Board of Directors of the Company approved amendments to the General Cable Supplemental Executive Retirement Plan (“SERP”) and the General Cable Corporation Deferred Compensation Plan (“DCP”) and the merger of the SERP into the DCP. The Company received written acknowledgement and acceptance of the SERP amendments and merger from each participant in the SERP. The amendments and merger were made in order to simplify, limit and better align these specific compensation plans with the Company’s compensation policies, which were described in the Company’s 2007 Proxy Statement filed with the Securities and Exchange Commission on March 28, 2007.
The amendments and merger (i) provided to each active SERP participant an enhanced benefit which reflected an additional period of credited service through December 31, 2008, and each participant’s estimated 2007 and 2008 base and bonus compensation, (ii) froze the accrual of benefits under the SERP following the addition of the enhanced benefit, (iii) converted the SERP from a non-account balance plan into an account balance plan by replacing the accrued benefit of a participant with a benefit based on the value of an account balance, being credited initially by the present value of the participant’s unvested enhanced benefit in the SERP, (iv) required the participants to make an election with regard to time and form of payment of the amounts credited to the account balance which became effective as of June 27, 2007, and (v) transferred all account balances and all account liabilities under the amended SERP to the DCP to be governed by the provisions of the DCP, including, but not limited to, those relating to the time and form of benefit payment, investment recommendations and vesting. Each participant’s account balance was funded by the Company with contributions to the Company’s Rabbi Trust as part of the DCP, as amended.
As a result of the amendments and merger and based on the guidance provided in SFAS No. 88, Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, a curtailment loss of approximately $3.2 million and a settlement gain of approximately $4.3 million were recognized during the three fiscal months ended June 29, 2007 for a net gain of approximately $1.1 million.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)– (Continued)
The components of net periodic benefit cost for pension benefits were as follows (in millions):

	Three Fiscal Months Ended
	June 29, 2007		June 30, 2006
	U.S. Plans	Non-U.S Plans	U.S. Plans	Non-U.S. Plans
Service cost	$0.5	$0.2	$0.6	$0.2
Interest cost	2.1	0.5	2.3	0.4
Expected return on plan assets	(2.6)	(0.5)	(2.4)	(0.4)
Amortization of prior service cost	0.3	—	0.3	—
Amortization of net loss	0.4	0.2	0.7	0.1
Curtailment loss	3.2	—	—	—
Settlement gain	(4.3)	—	—	—

Net pension expense (gain)	$(0.4)	$0.4	$1.5	$0.3

	Six Fiscal Months Ended
	June 29, 2007		June 30, 2006
	U.S. Plans	Non-U.S Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1.0	$0.4	$1.0	$0.5
Interest cost	4.3	1.0	4.5	0.8
Expected return on plan assets	(5.2)	(0.9)	(4.8)	(0.8)
Amortization of prior service cost	0.6	—	0.6	0.1
Amortization of net loss	0.9	0.3	1.4	0.1
Curtailment loss	3.2	—	—	—
Settlement gain	(4.3)	—	—	—

Net pension expense	$0.5	$0.8	$2.7	$0.7

Defined benefit pension plan cash contributions for the three and six fiscal months ended June 29, 2007 were $1.3 million and $2.4 million, respectively. Defined benefit pension plan cash contributions for the three and six fiscal months ended June 30, 2006 were $1.3 million and $2.3 million, respectively.
Postretirement Benefits Other Than Pensions
General Cable has postretirement benefit plans that provide medical and life insurance for certain retirees and eligible dependents. General Cable funds the plans as claims or insurance premiums are incurred.
Net postretirement benefit expense included the following components (in millions):

	Three Fiscal Months Ended		Six Fiscal Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
Service cost	$—	$—	$0.1	$0.1
Interest cost	0.1	0.2	0.2	0.3
Net amortization and deferral	0.1	0.1	0.1	0.1

Net postretirement benefit expense	$0.2	$0.3	$0.4	$0.5

Defined Contribution Plans
Expense under both U.S. and non-U.S. defined contribution plans generally equals up to six percent of each eligible employee’s covered compensation based on the location and status of the employee. The net defined contribution plan expense recognized for the three and six fiscal months ended June 29, 2007 was $1.9 million and $4.5 million, respectively. The net defined contribution plan expense recognized for the three and six fiscal months ended June 30, 2006 was $1.9 million and $4.2 million, respectively.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)– (Continued)
11. Shareholders’ Equity
General Cable is authorized to issue 200 million shares of common stock and 25 million shares of preferred stock.
The Company maintains a deferred compensation plan (“DCP”). This plan is available to directors and certain officers and managers of the Company. The plan allows participants to defer all or a portion of their directors’ fees and/or salary and annual bonuses, as applicable, and it permits participants to elect to contribute and defer all or any portion of their nonvested stock, restricted stock and stock awards. All deferrals to the participants’ accounts vest immediately; Company contributions vest according to the vesting schedules in the qualified plan and nonvested stock and restricted stock vests according to the schedule designated by the award. The Company makes matching and retirement contributions (currently equal to 6%) of compensation paid over the maximum allowed for qualified pension benefits, whether or not the employee elects to defer any compensation. The DCP does not have dollar limits on tax-deferred contributions. During the second quarter of 2007, the Company made approximately $7.1 million in one-time contributions to the DCP as a part of the merger of the SERP with the DCP. For more details on the merger, see Note 10.
The assets of the DCP are held in a Rabbi Trust (“Trust”) and, therefore, are available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency of the Company. Participants have the right to request that their account balance be determined by reference to specified investment alternatives (with the exception of the portion of the account which consists of deferred nonvested and subsequently vested stock and restricted stock). With certain exceptions, these investment alternatives are the same alternatives offered to participants in the General Cable Retirement and Savings Plan for Salaried Associates. In addition, participants have the right to request that the Plan Administrator re-allocate the deferral among available investment alternatives; provided, however that the Plan Administrator is not required to honor such requests. Distributions from the plan are generally made upon the participants’ termination as a director and/or employee, as applicable, of the Company. Participants receive payments from the plan in cash, either as a lump sum payment or through equal annual installments from between one and ten years, except for the nonvested and subsequently vested stock and restricted stock, which the participants receive in shares of General Cable stock. The Company accounts for the DCP in accordance with EITF 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested.”
Assets of the Trust, other than the nonvested and subsequently vested stock and restricted stock of the Company, are invested in funds covering a variety of securities and investment strategies, including a General Cable Stock Fund (“GCSF”). Mutual funds available to participants are publicly quoted and reported at market value. The Company accounts for these investments as available for sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company accounts for investments in the GCSF as treasury stock.
The Trust also holds nonvested and subsequently vested stock and restricted stock shares of the Company. The Company’s nonvested and subsequently vested stock and restricted stock that is held by the Trust has been accounted for in additional paid-in capital since the adoption of SFAS 123(R) on January 1, 2006, and prior to that date, had been accounted for in other shareholders’ equity in the consolidated balance sheet. The market value of this nonvested and subsequently vested stock and restricted stock was $52.0 million as of June 29, 2007 and $30.5 million as of December 31, 2006. The market value of investment in the GCSF, accounted for in treasury stock, was $3.3 million as of June 29, 2007 and was insignificant as of December 31, 2006. The market value of the assets held by the Trust, exclusive of the market value of the GCSF and the shares of the Company’s nonvested and subsequently vested stock and restricted stock, was $17.0 million as of June 29, 2007 and $12.3 million as of December 31, 2006, and was classified as “other non-current assets” in the consolidated balance sheet. Amounts payable to the plan participants as of June 29, 2007, excluding the market value of the shares of the Company’s nonvested and subsequently vested stock and restricted stock, was $20.3 million as of June 29, 2007 and $12.3 million as of December 31, 2006, and was classified as “other liabilities” in the consolidated balance sheet.
In accordance with EITF 97-14, all market value fluctuations of the Trust assets, exclusive of the shares of nonvested and subsequently vested stock and restricted stock of the Company, have been reflected in other comprehensive income (loss). Increases or decreases in the market value of the deferred compensation liability, excluding the shares of nonvested and subsequently vested stock and restricted stock of the Company held by the Trust, are included in compensation expense in the consolidated statement of operations. Based on the changes in the total market value of the Trust’s assets, exclusive of the nonvested and subsequently vested stock and restricted stock, the Company recorded net compensation expense of $1.5 million and $0.6 million, respectively, for the three fiscal months ended June 29, 2007 and June 30, 2006 and $2.2 million for the six fiscal months ended June 29, 2007 and June 30, 2006.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)– (Continued)
The components of accumulated other comprehensive income (loss) consisted of the following (in millions):

	June 29,	December 31,
	2007	2006
Foreign currency translation adjustment	$59.9	$44.8
Pension adjustments, net of tax	(27.0)	(27.0)
Change in fair value of derivatives, net of tax	(13.9)	(20.2)
Unrealized investment gains, net of tax	8.3	6.4
Adoption of SFAS 158, net of tax	(7.0)	(7.0)
Other	1.4	0.4

Total	$21.7	$(2.6)

Comprehensive income is as follows (in millions):

	Three Fiscal Months Ended		Six Fiscal Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
Net income	$62.9	$41.5	$100.8	$62.9
Currency translation gain	13.5	12.2	15.1	12.0
Change in fair value of derivatives, net of tax	(4.1)	1.2	6.3	4.1
Unrealized investment gain, net of tax	1.2	0.6	1.9	2.2

Comprehensive net income	$73.5	$55.5	$124.1	$81.2

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
The adoption of SFAS 123(R)’s fair value method lowered pre-tax income by $0.9 million and $0.5 million, respectively, lowered net income by $0.5 million and $0.3 million, respectively, and lowered basic and diluted earnings per share by $0.01 per share for the three fiscal months ended June 29, 2007 and June 30, 2006, giving effect to the recognition of the Company’s compensation cost from stock options as estimated using the Black-Scholes valuation model. Pre-tax income was lowered by $1.1 million and $0.7 million, respectively, net income was lowered by $0.7 million and $0.5 million, respectively, and basic and diluted earnings per share was lowered by $0.01 and $0.01, respectively, for the six fiscal months ended June 29, 2007 and June 30, 2006. In addition, the Company continued to record compensation expense related to nonvested stock awards as a component of selling, general and administrative expense. The three and six fiscal months ended June 29, 2007 included $0.2 million and $0.3 million, respectively, of compensation costs related to performance-based nonvested stock awards (as compared to $0.6 million and $0.9 million, respectively, for the three and six fiscal months ended June 30, 2006) and $1.6 million and $2.2 million, respectively, related to all other nonvested stock awards (as compared to $1.3 million and $1.6 million, respectively, for the three and six fiscal months ended June 30, 2006). For the three fiscal months ended June 29, 2007 and June 30, 2006, all share-based compensation costs lowered pre-tax earnings by $2.7 million and $2.4 million, respectively, lowered net income by $1.6 million and $1.5 million, respectively, and lowered basic and diluted earnings per share by $0.03 per share and $0.03 per share, respectively. For the six fiscal months ended June 29, 2007 and June 30, 2006, all share-based compensation costs lowered pre-tax earnings by $3.6 million and $3.3 million, respectively, lowered net income by $2.2 million and $2.1 million, respectively, and lowered basic and diluted earnings per share by $0.04 per share and $0.04 per share, respectively.
The Company also recognized approximately $6.2 million and $5.1 million, respectively, of excess tax benefits on share-based compensation for the three fiscal months ended June 29, 2007 and June 30, 2006 and approximately $9.3 million and $8.4 million, respectively, for the six fiscal months ended June 29, 2007 and June 30, 2006 in its Condensed Consolidated Statements of Cash Flows as financing cash inflows that would have been classified as operating cash inflows prior to the adoption of SFAS 123(R). The Company has elected the alternative method, as discussed in SFAS 123(R)-3, to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R).

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
13. Shipping and Handling Costs
All shipping and handling amounts billed to a customer in a sales transaction are classified as revenue. Shipping and handling costs associated with storage and handling of finished goods and storage and handling of shipments to customers are included in cost of sales and totaled $28.9 million and $26.9 million, respectively, for the three fiscal months ended June 29, 2007 and June 30, 2006 and $55.2 million and $54.4 million, respectively, for the six fiscal months ended June 29, 2007 and June 30, 2006.
14. Earnings Per Common Share
A reconciliation of the numerator and denominator of earnings per common share — basic to earnings per common share — assuming dilution is as follows (in millions, except per share data):

	Three Fiscal Months Ended		Six Fiscal Months Ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
Earnings per common share — basic:
Net income	$62.9	$41.5	$100.8	$62.9
Less: preferred stock dividends	(0.1)	(0.1)	(0.2)	(0.2)

Net income for basic EPS computation (1)	$62.8	$41.4	$100.6	$62.7

Weighted average shares outstanding for basic EPS computation (2)	51.2	50.8	51.1	50.4

Earnings per common share — basic	$1.23	$0.81	$1.97	$1.24

Earnings per common share — assuming dilution:
Net income	$62.9	$41.5	$100.8	$62.9
Less: preferred stock dividends, if applicable	—	—	—	—

Net income for diluted EPS computation(1)	$62.9	$41.5	$100.8	$62.9

Weighted average shares outstanding including nonvested shares	52.3	50.8	52.2	50.4
Dilutive effect of stock options and restricted stock units	0.4	0.9	0.4	0.9
Dilutive effect of convertible notes	1.5	—	0.7	—
Dilutive effect of assumed conversion of preferred stock	0.5	0.5	0.5	0.5

Weighted average shares outstanding for diluted EPS computation(2)	54.7	52.2	53.8	51.8

Earnings per common share — assuming dilution	$1.15	$0.80	$1.87	$1.21

(1)	Numerator

(2)	Denominator
Under EITF 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share”, and EITF 90-19, and because of the Company’s obligation to settle the par value of the 0.875% Convertible Notes in cash, the Company is not required to include any shares underlying the 0.875% Convertible Notes in its weighted average shares outstanding – assuming dilution until the average stock price per share for the quarter exceeds the $50.36 conversion price of the 0.875% Convertible Notes and only to the extent of the additional shares that the Company may be required to issue in the event that the Company’s conversion obligation exceeds the principal amount of the 0.875% Convertible Notes converted. These conditions had occurred as of June 29, 2007. The average stock price for the quarter was approximately $64.35 per share and was $56.43 for the six fiscal months ending June 29, 2007. Therefore, approximately 1.5 million shares and 0.7 million shares, respectively, were included in the weighted average shares outstanding – assuming dilution as of June 29, 2007. Shares underlying the warrants discussed in Note 7 will be included in the weighted average shares outstanding – assuming dilution when the average stock price per share for a quarter exceeds the $76.00 strike price of the warrants, and shares underlying the note hedges, per the guidance in SFAS 128, Earnings per Share, will not be included in the weighted average

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)– (Continued)
shares outstanding – assuming dilution because the impact of the shares will always be anti-dilutive. The condition to include underlying shares related to the warrants had not been met as of June 29, 2007.
The following table provides examples of how changes in the Company’s stock price will effect the inclusion of shares in the denominator of the weighted average shares outstanding – assuming dilution calculation. The table also reflects the impact on the number of shares that the Company would expect to issue upon concurrent settlement of the 0.875% Convertible Notes and the note hedges and warrants discussed below:

			Total Treasury		Incremental Shares
			Method	Shares Due to the	Issued by the
Share	Shares Underlying 0.875%	Warrant	Incremental	Company under	Company upon
Price	Convertible Notes	Shares	Shares(1)	Note Hedges	Conversion(2)
$50.36	—	—	—	—	—
$60.36	1,167,502	—	1,167,502	(1,167,502)	—
$70.36	2,003,400	—	2,003,400	(2,003,400)	—
$80.36	2,631,259	382,618	3,013,877	(2,631,259)	382,618
$90.36	3,120,150	1,120,363	4,240,513	(3,120,150)	1,120,363
$100.36	3,511,614	1,711,088	5,222,702	(3,511,614)	1,711,088

(1)	Represents the number of incremental shares that must be included in the calculation of fully diluted shares under U.S. GAAP.

(2)	Represents the number of incremental shares to be issued by the Company upon conversion of the 0.875% Convertible Notes, assuming concurrent settlement of the note hedges and warrants.
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
North American Electric Utility cable products include low-, medium- and high-voltage power distribution and power transmission products and installation for overhead and buried applications. International Electric Utility cable products include low-, medium-, high- and extra-high-voltage power distribution and power transmission products and installation for overhead and buried applications. North American Portable Power and Control cable products include electronic signal, control, sound and security cables, and flexible cords used for temporary power, OEM applications and maintenance and repair. North American Electrical Infrastructure cable products include low- and medium-voltage industrial instrumentation, power and control cables used for power generation, refining and petrochemical applications, natural gas production, factory automation and non-residential industrial construction. International Electrical Infrastructure cable products include maintenance cords and cables, flexible construction cables, and industrial instrumentation, power and control cables used for power generation, mining, refining and petrochemical applications, natural gas production, factory automation and non-residential, industrial and residential construction. Transportation and Industrial Harnesses cable products include automotive wire and cable and application-specific wire harnesses and assemblies. Telecommunications wire and cable products include low-voltage outside plant wire and cable products for aerial, buried and duct applications. Networking products include submarine fiber optic cables and low-voltage network, fiber optic and other information technology cables.
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
Summarized financial information for the Company’s reportable segments for the three fiscal months and six fiscal months ended June 29, 2007 and June 30, 2006 and as of June 29, 2007 and December 31, 2006 is as follows (in millions).

	Three Fiscal Months Ended
	June 29, 2007	June 30, 2006
Net sales:
North American Electric Utility	$228.3	$216.2
International Electric Utility	213.9	143.3
North American Portable Power and Control	93.0	85.6
North American Electrical Infrastructure	107.8	82.7
International Electrical Infrastructure	295.0	244.2
Transportation and Industrial Harnesses	39.1	30.6
Telecommunications	86.7	100.3
Networking	108.7	84.2

Total net sales	$1,172.5	$987.1

	Three Fiscal Months Ended
	June 29, 2007	June 30, 2006
Operating income:
North American Electric Utility	$24.3	$14.1
International Electric Utility	21.8	11.1
North American Portable Power and Control	5.1	6.4
North American Electrical Infrastructure	10.6	3.4
International Electrical Infrastructure	22.4	17.1
Transportation and Industrial Harnesses	6.2	3.9
Telecommunications	7.2	12.5
Networking	5.4	1.9

Total operating income	$103.0	$70.4

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)– (Continued)

	Six Fiscal Months Ended
	June 29, 2007	June 30, 2006
Net sales:
North American Electric Utility	$444.4	$388.8
International Electric Utility	402.2	270.8
North American Portable Power and Control	168.7	150.6
North American Electrical Infrastructure	196.0	156.0
International Electrical Infrastructure	538.7	431.4
Transportation and Industrial Harnesses	70.8	59.3
Telecommunications	166.0	186.3
Networking	194.9	148.2

Total net sales	$2,181.7	$1,791.4

	Six Fiscal Months Ended
	June 29, 2007	June 30, 2006
Operating income(loss):
North American Electric Utility	$47.4	$20.3
International Electric Utility	39.6	23.4
North American Portable Power and Control	10.9	10.5
North American Electrical Infrastructure	18.2	4.6
International Electrical Infrastructure	46.2	27.9
Transportation and Industrial Harnesses	10.3	7.7
Telecommunications	10.3	18.5
Networking	11.2	(0.3)

Total operating income	$194.1	$112.6

	As of
	June 29, 2007	Dec. 31, 2006
Identifiable assets:
North American Electric Utility	$262.2	$214.7
International Electric Utility	564.4	436.5
North American Portable Power and Control	149.9	125.4
North American Electrical Infrastructure	142.7	106.3
International Electrical Infrastructure	653.1	505.0
Transportation and Industrial Harnesses	68.8	55.1
Telecommunications	166.5	147.1
Networking	269.5	218.5
Corporate	402.6	410.1

Total assets	$2,679.7	$2,218.7

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
At June 29, 2007 and December 31, 2006, General Cable had an accrued liability of approximately $1.8 million and $1.9 million, respectively, for various environmental-related liabilities of which General Cable is aware. American Premier Underwriters Inc., a former parent of General Cable, agreed to indemnify General Cable against all environmental-related liabilities arising out of General Cable’s or its predecessors’ ownership or operation of the Indiana Steel & Wire Company and Marathon Manufacturing Holdings, Inc. businesses (which were divested by General Cable), without limitation as to time or

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)– (Continued)
amount. While it is difficult to estimate future environmental-related liabilities accurately, General Cable does not currently anticipate any material adverse impact on its results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.
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
In addition, Company subsidiaries have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by the Company. At June 29, 2007, there were approximately 1,415 non-maritime claims and 33,390 maritime asbestos claims outstanding. At June 29, 2007 and December 31, 2006, General Cable had accrued, on a gross basis, approximately $5.5 million and $5.2 million, respectively, and had recorded approximately $0.5 million of insurance recoveries for these lawsuits.
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
The Company’s principal U.S. operating subsidiary has unconditionally guaranteed the payments required to be made to the parties involved in the cross currency and interest rate swap that the Company entered into in 2005. The guarantee continues until the commitment under the swap has been paid in full, including principal plus interest, with the final amount due in November 2007. The maximum exposure under this guarantee was approximately $175.9 million as of June 29, 2007, and the net exposure position was an unfavorable $18.8 million. As of June 29, 2007, no significant liability was recorded on the Company’s condensed consolidated balance sheet for this guarantee.
The Company had outstanding letters of credit related to its Amended Credit Facility of approximately $31.4 million as of June 29, 2007 and December 31, 2006. These letters of credit are primarily renewed on an annual basis, and the majority of the amount relates to risks associated with an outstanding industrial revenue bond, with self insurance claims and with defined benefit plan obligations. The Company also had approximately $63.4 million in letters of credit related to Silec to cover risks associated with performance on some of its contracts as of June 29, 2007.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)– (Continued)
17. Supplemental Guarantor Information
General Cable Corporation and its material U.S. wholly-owned subsidiaries fully and unconditionally guarantee the remaining $4.8 million of the 9.5% Senior Notes due 2010, the $200.0 million of 7.125% Senior Notes due 2017, the $125.0 million of Senior Floating Rate Notes due 2015, and the 0.875% Convertible Notes due 2013 of General Cable Corporation (the Issuer) on a joint and several basis. The following presents financial information about the Issuer, guarantor subsidiaries and non-guarantor subsidiaries in millions. All of the Company’s subsidiaries are “restricted subsidiaries” for purposes of the debt instruments. Intercompany transactions are eliminated.
Condensed Statements of Operations
Three Fiscal Months Ended June 29, 2007

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$501.4	$671.1	$—	$1,172.5
Intercompany	14.2	—	—	(14.2)	—

	14.2	501.4	671.1	(14.2)	1,172.5
Cost of sales	—	416.6	582.8	—	999.4

Gross profit	14.2	84.8	88.3	(14.2)	173.1
Selling, general and administrative expenses	11.7	36.9	35.7	(14.2)	70.1

Operating income	2.5	47.9	52.6	—	103.0
Other income (expense)	—	0.2	(1.7)	—	(1.5)
Interest income (expense):
Interest expense	(8.6)	(15.5)	(3.3)	16.8	(10.6)
Interest income	18.4	0.3	2.0	(16.8)	3.9

	9.8	(15.2)	(1.3)	—	(6.7)

Income before income taxes	12.3	32.9	49.6	—	94.8
Income tax provision	(4.5)	(10.3)	(17.1)	—	(31.9)
Equity in net income of subsidiaries	55.1	32.5	—	(87.6)	—

Net income	62.9	55.1	32.5	(87.6)	62.9
Less: preferred stock dividends	(0.1)	—	—	—	(0.1)

Net income applicable to common shareholders	$62.8	$55.1	$32.5	$(87.6)	$62.8

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)– (Continued)
Condensed Statements of Operations
Six Fiscal Months Ended June 29, 2007

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$944.8	$1,236.9	$—	$2,181.7
Intercompany	22.6	—	—	(22.6)	—

	22.6	944.8	1,236.9	(22.6)	2,181.7
Cost of sales	—	789.5	1,059.3	—	1,848.8

Gross profit	22.6	155.3	177.6	(22.6)	332.9
Selling, general and administrative expenses	23.1	63.5	74.8	(22.6)	138.8

Operating income (loss)	(0.5)	91.8	102.8	—	194.1
Other income (expense)	—	—	(1.5)	—	(1.5)
Interest income (expense):
Interest expense	(15.6)	(33.7)	(5.9)	35.7	(19.5)
Interest income	38.7	0.6	3.3	(35.7)	6.9
Loss on extinguishment of debt	(25.1)	—	—	—	(25.1)

	(2.0)	(33.1)	(2.6)	—	(37.7)

Income (loss) before income taxes	(2.5)	58.7	98.7	—	154.9
Income tax (provision) benefit	0.9	(21.4)	(33.6)	—	(54.1)
Equity in net income of subsidiaries	102.4	65.1	—	(167.5)	—

Net income	100.8	102.4	65.1	(167.5)	100.8
Less: preferred stock dividends	(0.2)	—	—	—	(0.2)

Net income applicable to common shareholders	$100.6	$102.4	$65.1	$(167.5)	$100.6

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)– (Continued)
Condensed Balance Sheets
June 29, 2007

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$225.8	$2.6	$154.0	$—	$382.4
Receivables, net of allowances	—	275.4	703.5	—	978.9
Inventories	—	266.0	367.4	—	633.4
Deferred income taxes	4.8	94.5	10.8	—	110.1
Prepaid expenses and other	3.0	26.7	14.4	—	44.1

Total current assets	233.6	665.2	1,250.1	—	2,148.9

Property, plant and equipment, net	0.6	161.5	286.1	—	448.2
Deferred income taxes	2.1	9.2	15.2	—	26.5
Intercompany accounts	816.3	102.6	97.6	(1,016.5)	—
Investment in subsidiaries	225.4	470.6	—	(696.0)	—
Other non-current assets	15.7	23.5	16.9	—	56.1

Total assets	$1,293.7	$1,432.6	$1,665.9	$(1,712.5)	$2,679.7

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$201.0	$602.4	$—	$803.4
Accrued liabilities	4.4	107.9	228.4	—	340.7
Current portion of long-term debt	355.0	1.1	78.0	—	434.1

Total current liabilities	359.4	310.0	908.8	—	1,578.2

Long-term debt	329.8	11.6	34.3	—	375.7
Deferred income taxes	—	0.9	11.5	—	12.4
Intercompany accounts	40.3	802.6	173.6	(1,016.5)	—
Other liabilities	12.3	82.1	67.1	—	161.5

Total liabilities	741.8	1,207.2	1,195.3	(1,016.5)	2,127.8

Total shareholders’ equity	551.9	225.4	470.6	(696.0)	551.9

Total liabilities and shareholders’ equity	$1,293.7	$1,432.6	$1,665.9	$(1,712.5)	$2,679.7

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)– (Continued)
Condensed Statements of Cash Flows
Six Fiscal Months Ended June 29, 2007

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$1.3	$7.8	$37.0	$—	$46.1

Cash flows of investing activities:
Capital expenditures	—	(11.4)	(34.3)	—	(45.7)
Proceeds from properties sold	—	0.1	0.5	—	0.6
Proceeds from acquisitions including cash acquired	—	—	17.0	—	17.0
Acquisitions, net of cash acquired	—	—	(5.9)	—	(5.9)
Intercompany accounts	(5.2)	—	—	5.2	—
Other, net	—	1.7	—	—	1.7

Net cash flows of investing activities	(5.2)	(9.6)	(22.7)	5.2	(32.3)

Cash flows of financing activities:
Preferred stock dividends paid	(0.2)	—	—	—	(0.2)
Excess tax benefits from stock-based compensation	9.3	—	—	—	9.3
Intercompany accounts	—	(3.9)	9.1	(5.2)	—
Proceeds from revolving credit borrowings	—	—	—	—	—
Repayments of revolving credit borrowings	—	—	—	—	—
Issuance of long-term debt, net of fees and expenses	318.3	—	—	—	318.3
Repayments of long-term debt, including fees and expenses	(300.6)	—	—	—	(300.6)
Proceeds (repayments) of other debt	—	(0.5)	23.3	—	22.8
Proceeds from exercise of stock options	5.2	—	—	—	5.2

Net cash flows of financing activities	32.0	(4.4)	32.4	(5.2)	54.8

Effect of exchange rate changes on cash and cash equivalents	—	—	3.3	—	3.3

Increase (decrease) in cash and cash equivalents	28.1	(6.2)	50.0	—	71.9
Cash and cash equivalents — beginning of period	197.7	8.8	104.0	—	310.5

Cash and cash equivalents — end of period	$225.8	$2.6	$154.0	$—	$382.4

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)– (Continued)
Condensed Statements of Cash Flows
Six Fiscal Months Ended June 30, 2006

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$17.0	$21.7	$(33.6)	$—	$5.1

Cash flows of investing activities:
Capital expenditures	—	(7.3)	(15.3)	—	(22.6)
Acquisitions, net of cash acquired	—	—	(13.7)	—	(13.7)
Proceeds from properties sold	—	0.1	0.3	—	0.4
Intercompany accounts	(39.9)	—	—	39.9	—
Other, net	—	1.6	—	—	1.6

Net cash flows of investing activities	(39.9)	(5.6)	(28.7)	39.9	(34.3)

Cash flows of financing activities:
Preferred stock dividends paid	(0.2)	—	—	—	(0.2)
Excess tax benefits from stock-based compensation	8.4	—	—	—	8.4
Intercompany accounts	—	4.4	35.5	(39.9)	—
Proceeds from revolving credit borrowings	—	101.3	—	—	101.3
Repayments of revolving credit borrowings	—	(120.4)	—	—	(120.4)
Proceeds (repayments) of other debt	—	(0.5)	10.2	—	9.7
Proceeds from exercise of stock options	14.8	—	—	—	14.8

Net cash flows of financing activities	23.0	(15.2)	45.7	(39.9)	13.6

Effect of exchange rate changes on cash and cash equivalents	—	—	2.4	—	2.4

Increase (decrease) in cash and cash equivalents	0.1	0.9	(14.2)	—	(13.2)
Cash and cash equivalents — beginning of period	—	8.5	63.7	—	72.2

Cash and cash equivalents — end of period	$0.1	$9.4	$49.5	$—	$59.0

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
North American Electric Utility cable products include low-, medium- and high-voltage power distribution and power transmission products and installation for overhead and buried applications. International Electric Utility cable products include low-, medium-, high- and extra-high-voltage power distribution and power transmission products and installation for overhead and buried applications. North American Portable Power and Control cable products include electronic signal, control, sound and security cables, and flexible cords used for temporary power, OEM applications and maintenance and repair. North American Electrical Infrastructure cable products include low- and medium-voltage industrial instrumentation, power and control cables used for power generation, refining and petrochemical applications, natural gas production, factory automation, and non-residential industrial construction. International Electrical Infrastructure cable products include maintenance cords and cables, flexible construction cables, and industrial instrumentation, power and control cables used for power generation, mining, refining and petrochemical applications, natural gas production, factory automation and non-residential industrial and residential construction. Transportation and Industrial Harnesses cable products include automotive wire and cable and application-specific wire harnesses and assemblies. Telecommunications wire and cable products include low-voltage outside plant wire and cable products for aerial, buried and duct applications. Networking products include submarine fiber optic cables and low-voltage network, fiber optic and other information technology cables.
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
General Cable analyzes its worldwide operations in two geographic groups: 1) North America and 2) International. The following table sets forth net sales and operating income by geographic group for the periods presented, in millions of dollars:

	Three Fiscal Months Ended				Six Fiscal Months Ended
	June 29, 2007		June 30, 2006		June 29, 2007		June 30, 2006
	Amount	%	Amount	%	Amount	%	Amount	%
Net sales:
North America	$615.2	52%	$579.5	59%	$1,160.3	53%	$1,043.7	58%
International	557.3	48%	407.6	41%	1,021.4	47%	747.7	42%

Total net sales	$1,172.5	100%	$987.1	100%	$2,181.7	100%	$1,791.4	100%

Operating income:
North America	$57.0	55%	$42.0	60%	$103.9	54%	$62.3	55%
International	46.0	45%	28.4	40%	90.2	46%	50.3	45%

Total operating income	$103.0	100%	$70.4	100%	$194.1	100%	$112.6	100%

General Cable’s reported net sales are directly influenced by the price of copper, and to a lesser extent, aluminum. The price of copper and aluminum has historically been subject to volatility and copper prices have, over the past couple of years, been subject to an unprecedented level of volatility. The daily selling price of copper cathode on the COMEX averaged $3.46 per pound in the second quarter of 2007 and $3.37 per pound in the second quarter of 2006 and the daily price of aluminum averaged $1.28 per pound in the second quarter of 2007 and $1.26 per pound in the second quarter of 2006. In the first six fiscal months of 2007 and 2006, copper cathode on the COMEX averaged $3.08 per pound and $2.81 per pound, respectively, and the daily price of aluminum averaged $1.29 per pound and $1.22 per pound, respectively. These copper and aluminum price increases are representative of both the North American and International markets.
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
General Cable has experienced and expects to continue to experience certain seasonal trends in sales and cash flow. These seasonal trends have been somewhat mitigated in recent periods by the Company’s geographic and product expansion and reduction in exposure to the telecommunications market, historically one of its most seasonal businesses. Larger amounts of cash are generally required during the first and second quarters of the year to build inventories in anticipation of higher demand during the spring and summer months, when construction activity increases. In general, receivables related to higher sales activity during the spring and summer months are collected during the fourth quarter of the year. In addition, the Company’s working capital requirements increase during periods of rising raw material costs.
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
The Company’s overall financial results discussed in the following MD&A analyses demonstrate that the diversification of the Company’s broad product offering, focus on faster growing energy infrastructure markets and global geographic coverage continue to allow the Company to absorb market weakness in any one segment or region.
In the North American Electric Utility segment, the 2003 power outages in the U.S. and Canada, more recent published studies by the North American Electric Reliability Council emphasizing the need to upgrade the power transmission infrastructure used by electric utilities, and the passage of energy legislation in the United States in 2005 that was aimed at improving the transmission grid infrastructure and the reliability of power availability has created a strong demand environment for the Company’s North American Electric Utility segment products. These developments have led to improvements in North American Electric Utility segment operating margins. While the overall long-term trend in demand for the Company’s North American Electric Utility products remains strong, the Company has experienced some demand volatility, especially related to housing linked low-voltage and small gauge medium-voltage cable demand within the United States.. Therefore, the Company expects that over time, growth rates for North American Electric Utility products will be highly variable depending on related product business cycles and the approval and funding cycle times for large utility projects. Housing demand also has some impact on small gauge electrical and telecommunication distribution cables.
In the International Electric Utility segment, the 2003 power outages in Europe emphasized the need to upgrade the power transmission infrastructure used by electric utilities, which has caused an increase in demand for the Company’s products. Demand for medium- and high-voltage cable has increased due to the continuing rebuild of the electric utility distribution infrastructure and increasing investments throughout Europe in wind farm electricity generation. In addition, extra-high-voltage underground cable systems continue to generate high demand with lead times often extending beyond one year.
In the North American Portable Power and Control segment, the Company saw strong demand throughout most of 2006 as a direct result of long-term trends such as the turnaround in commercial construction and industrial sector maintenance spending in North America. Demand trended slightly downward in the last months of 2006 and the first three fiscal months of 2007, but has shown a slight recovery in the three fiscal months ended June 29, 2007. An improved pricing environment continues to offset the historically high raw material costs and volatility experienced during 2006 and the first six fiscal months of 2007.
In the North American Electrical Infrastructure segment, sales in North America have been influenced by the level of industrial construction spending. As a result of a turnaround in industrial construction spending, the Company experienced much higher demand for this segment’s products throughout 2006, and demand continues to exceed comparative prior periods during the first six fiscal months of 2007. The North American Electrical Infrastructure segment also experienced high demand for products used in the mining, oil, gas, and petrochemical markets, and the Company expects demand to continue for these products into the remainder of 2007 partly as a result of high oil prices, which influence drilling and coal mining activity and investment in alternatives to oil. In addition, an improved pricing environment continues to offset the historically high raw material costs experienced during 2006 and the first six fiscal months of 2007.
In the International Electrical Infrastructure segment, sales in Europe and Asia-Pacific have been influenced by the level of residential, non-residential and industrial construction spending. As a result of strength in residential and non-residential construction spending in these regions, particularly in Spain, the Company experienced increased demand for this segment’s products throughout 2006. However, demand for residential low-voltage cables and building wire has decreased during the first six fiscal months of 2007 in the Spanish domestic market and may continue into the next few quarters. The slowdown in construction spending in Spain is being partially offset by a strong construction market in the broader European Union. An improved pricing environment continues to offset the historically high raw material costs in this segment.
In the Transportation and Industrial Harnesses segment, sales of the segment’s automotive products are influenced by the general overall health of the economy, ignition wire set complexity and design trends. Sales are often stronger during slower economic times since aftermarket ignition wire sets are used to maintain and lengthen the life of automobiles. In 2006, the Company experienced relatively flat sales demand for its ignition wire sets because of increased competition among retailers in the automotive aftermarket, but sales during the first six fiscal months of 2007 have trended upward due mainly to an expansion of the Company’s customer base for ignition wire sets.
In the Telecommunications segment, over the last several years, demand for outside plant telecommunications cables has experienced a decline from historical levels. Overall demand for Telecommunications products from the Company’s traditional Regional Bell Operating Company (RBOC) customers in North America has mostly declined over the last several quarters. Allocation of RBOC capital to fiber-to-the-home initiatives, partially caused by higher copper costs, has reduced both RBOC and distributor purchasing volume in this segment. The Company partially offset the impact of long term declining demand with the 2005 closure of its Bonham, Texas facility which is allowing the Company to better utilize its manufacturing assets. The Company anticipates, based on recent public announcements, further deployment of fiber optic products into the telephone network. Increased spending by the telephone companies on fiber deployment negatively impacts their purchases of the Company’s copper based telecommunications cable products. The negative impact on the purchase of copper based products may be somewhat mitigated in that the Company believes it will benefit from the further investment in fiber broadband networks as some of its customers will most likely need to upgrade a portion of their copper network to support the fiber network.
In the Networking segment, during 2006 and the first six fiscal months of 2007, sales volume has maintained strength when compared to the low points of demand experienced earlier in the decade. The Company has benefited from the 2005 integration of its Dayville, Connecticut facility into the Franklin, Massachusetts facility acquired in March 2005, which is allowing the Company to better utilize its Networking manufacturing assets. During 2006 and the first half of 2007, the Company saw significant improvements in market prices and an improved product mix driven by high-bandwidth data networking cables.
In addition to the operating trends discussed in the previous paragraphs, the Company anticipates that the following trends may affect the earnings of the Company during the remainder of 2007. The impact of continued high raw materials costs, including metals and insulating materials, and freight and energy costs has increased the Company’s working capital requirements. Copper and aluminum prices continue to stay high as compared to historical prices and continue to be volatile. The Company expects both copper and aluminum supplies to continue to be tight globally mainly due to increased demand from emerging economies such as China and India and due to refining industry and mining labor issues. In the fourth quarter of 2006, the Company issued $355.0 million of Convertible Notes with a 0.875% fixed interest rate and used the proceeds to pay down its floating rate, LIBOR-based Amended Credit Facility while investing the excess cash. The Company also redeemed $280.2 million of its $285.0 million of 9.5% Senior Notes outstanding in the United States with a fixed interest rate of 9.5% and issued $200.0 million of fixed-rate 7.125% Senior Notes and $125.0 million of Senior Floating Rate Notes with interest payable at an annual rate equal to the 3-month LIBOR rate plus 2.375%. The Company expects these debt structure changes will allow it to maintain a lower average interest rate on outstanding debt when compared to prior years.
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
On April 30, 2007, the Company acquired Norddeutsche Seekabelwerke GmbH & Co. KG (“NSW”), located in Nordenham, Germany from Corning Incorporated. As a result of the transaction, the Company assumed liabilities in excess of the assets acquired, including approximately $41.9 million of pension liabilities. The Company received proceeds of $17.0 million, including $12.3 million in cash acquired.
A preliminary purchase price allocation based on the estimated fair values, or other measurements as applicable, of the assets acquired and the liabilities assumed at the date of acquisition is as follows (in millions at the prevailing exchange rate at April 30, 2007):

As of
April 30, 2007
Cash	$12.3
Accounts receivable	21.8
Inventories	27.4
Property, plant and equipment	0.9
Other current and noncurrent assets	1.6

Total assets	$64.0

Current liabilities	$38.2
Other liabilities	0.9
Pension liabilities	41.9

Total liabilities	$81.0

The Company has not yet finalized portions of the purchase price allocation, including external valuations, and certain closing settlement adjustments in establishing the acquisition opening balance sheet. These valuations are expected to be completed by the end of the second quarter of 2008, and may result in changes to the value assigned above to property, plant and equipment and result in the recognition of intangible assets.
NSW had revenues of approximately $120 million in 2006 (based on 2006 average exchange rates) and has approximately 400 employees. NSW offers complete solutions for submarine cable systems including manufacturing, engineering, seabed mapping, project management, and installation for the offshore communications, energy exploration, transmission, distribution, and alternative energy markets. Pro forma results of the NSW acquisition are not material.
On April 17, 2007, the Company formed a joint venture, Navratna Energy Cable Private Limited (“Navratna Energy”) with the Plaza Cable Group headquartered in New Delhi, India. The Company holds a majority interest in the joint venture, which was established in order to manufacture low and medium voltage energy cables for the Indian market. Pro forma results of the formation of the joint venture are not material.
On February 16, 2007, the Company completed the acquisition of Jiangyin Huaming Specialty Cable Co. Ltd., a manufacturer of specialty automotive and industrial cable products located in Jiangsu province, China. The new subsidiary, General Cable Jiangyin Co. Ltd. (“Jiangyin”), with annual revenues of approximately $12 million (based on 2006 average exchange rates), employs approximately 200 associates. Pro forma results of the Jiangyin acquisition are not material.
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
Critical Accounting Policies and Estimates
During the six fiscal months ended June 29, 2007, the Company did not change any of its existing critical accounting policies with the exception of adopting FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” into the Company’s income tax policy. FIN 48 requires significant judgment in evaluating and estimating the outcome of tax positions and tax benefits. Tax benefits recognized under FIN 48 may require periodic adjustment and may not accurately anticipate actual outcomes of uncertain tax positions. Changes in judgment regarding the recognition or measurement of tax benefits could materially affect the income tax provision and consequently, our operating results. The financial effects of the adoption of Interpretation 48 are discussed below and in Note 9. In addition, (i) no existing accounting policies became critical accounting policies during the period because of an increase in materiality or changes in circumstances and (ii) there were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed, except for the effects of adopting FIN 48.
New Accounting Standards
In May 2007, FASB Staff Position (“FSP”) FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48,” was issued. FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.
In February 2007, SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, was issued. This statement provides companies an irrevocable option to carry the majority of financial assets and liabilities at fair value, with changes in fair value recorded in earnings. The election of the fair value option is applied on an instrument-by-instrument basis to entire financial assets and liabilities that are individually transferable in their current form. The statement will require extensive disclosures, including reporting assets and liabilities that are measured at fair value separately on the face of the balance sheet. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159 on its consolidated financial position, results of operations and cash flows.
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

	Three Fiscal Months Ended				Six Fiscal Months Ended
	June 29, 2007		June 30, 2006		June 29, 2007		June 30, 2006
	Amount	%	Amount	%	Amount	%	Amount	%
Net sales	$1,172.5	100.0%	$987.1	100.0%	$2,181.7	100.0%	$1,791.4	100.0%
Cost of sales	999.4	85.2%	857.6	86.9%	1,848.8	84.7%	1,564.3	87.3%

Gross profit	173.1	14.8%	129.5	13.1%	332.9	15.3%	227.1	12.7%
Selling, general and administrative expenses	70.1	6.0%	59.1	6.0%	138.8	6.4%	114.5	6.4%

Operating income	103.0	8.8%	70.4	7.1%	194.1	8.9%	112.6	6.3%
Other income (expense)	(1.5)	(0.1)%	0.2	—%	(1.5)	(0.1)%	1.0	—%
Interest expense, net	(6.7)	(0.6)%	(11.6)	(1.2)%	(12.6)	(0.6)%	(21.2)	(1.2)%
Loss on extinguishment of debt	—	—%	—	—%	(25.1)	(1.2)%	—	—%

Income before income taxes	94.8	8.1%	59.0	6.0%	154.9	7.1%	92.4	5.2%
Income tax provision	(31.9)	(2.7)%	(17.5)	(1.8)%	(54.1)	(2.5)%	(29.5)	(1.6)%

Net income	62.9	5.4%	41.5	4.2%	100.8	4.6%	62.9	3.5%
Less: preferred stock dividends	(0.1)	—%	(0.1)	—%	(0.2)	—%	(0.2)	—%

Net income applicable to common shareholders	$62.8	5.4%	$41.4	4.2%	$100.6	4.6%	$62.7	3.5%

Three Fiscal Months Ended June 29, 2007 Compared with Three Fiscal Months Ended June 30, 2006
The net income applicable to common shareholders was $62.8 million in the second quarter of 2007 compared to net income applicable to common shareholders of $41.4 million in the second quarter of 2006. The net income applicable to common shareholders for the second quarter of 2007 included a $0.1 million dividend on preferred stock and a benefit of $5.7 million due to a state deferred tax valuation allowance release. The net income applicable to common shareholders for the second quarter of 2006 included a $0.1 million dividend on preferred stock and a benefit of $3.7 million due to a state deferred tax valuation allowance release.
Net Sales
The following tables set forth net sales, metal-adjusted net sales and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for the second quarter of 2006 have been adjusted to reflect the 2007 copper COMEX average price of $3.46 per pound (a $0.09 increase compared to the same period in 2006) and the aluminum rod average price of $1.28 per pound (a $0.02 increase compared to the same period in 2006). Metal-adjusted net sales, a non-GAAP financial measure, is provided herein in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. See previous discussion of metal price volatility in the “Overview” section.

	Net Sales
	Three Fiscal Months Ended
	June 29, 2007		June 30, 2006
	Amount	%	Amount	%
North American Electric Utility	$228.3	20%	$216.2	22%
International Electric Utility	213.9	18%	143.3	14%
North American Portable Power and Control	93.0	8%	85.6	9%
North American Electrical Infrastructure	107.8	9%	82.7	8%
International Electrical Infrastructure	295.0	25%	244.2	25%
Transportation and Industrial Harnesses	39.1	3%	30.6	3%
Telecommunications	86.7	8%	100.3	10%
Networking	108.7	9%	84.2	9%

Total net sales	$1,172.5	100%	$987.1	100%

	Metal-Adjusted Net Sales
	Three Fiscal Months Ended
	June 29, 2007		June 30, 2006
	Amount	%	Amount	%
North American Electric Utility	$228.3	20%	$220.1	22%
International Electric Utility	213.9	18%	145.4	15%
North American Portable Power and Control	93.0	8%	86.5	9%
North American Electrical Infrastructure	107.8	9%	83.7	8%
International Electrical Infrastructure	295.0	25%	247.8	25%
Transportation and Industrial Harnesses	39.1	3%	30.6	3%
Telecommunications	86.7	8%	101.9	10%
Networking	108.7	9%	85.0	8%

Total metal-adjusted net sales	$1,172.5	100%	$1,001.0	100%

Metal adjustment	—		(13.9)

Total net sales	$1,172.5		$987.1

	Metal Pounds Sold
	Three Fiscal Months Ended
	June 29, 2007		June 30, 2006
	Pounds	%	Pounds	%
North American Electric Utility	58.5	28%	64.0	30%
International Electric Utility	49.3	24%	35.2	17%
North American Portable Power and Control	13.7	6%	13.1	6%
North American Electrical Infrastructure	16.0	8%	14.0	7%
International Electrical Infrastructure	45.2	22%	51.9	24%
Transportation and Industrial Harnesses	0.3	—%	0.3	—%
Telecommunications	16.9	8%	23.5	11%
Networking	8.8	4%	10.5	5%

Total metal pounds sold	208.7	100%	212.5	100%

Net sales increased 19% to $1,172.5 million in the second quarter of 2007 from $987.1 million in the second quarter of 2006. The net sales increase included $55.9 million of incremental sales attributable to acquisitions. After adjusting 2006 net sales to reflect the $0.09 increase in the average monthly COMEX price per pound of copper and the $0.02 increase in the average aluminum rod price per pound in 2007, net sales increased 17% to $1,172.5 million, up from $1,001.0 million in 2006. Volume, as measured by metal pounds sold, decreased 2% to 208.7 million pounds as compared to 212.5 million pounds in the second quarter of 2006. Metal pounds sold is provided herein as the Company believes this metric to be a better measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. The change in reported metal-adjusted net sales other than that attributable to the 2% decrease in metal pounds sold is a result of a 3%, or $36.8 million, favorable impact of foreign currency exchange rate changes and an approximate 14% increase due to selling price increases and product mix.
The increase in metal-adjusted net sales reflects a 4% increase in the North American Electric Utility segment, a 47% increase in the International Electric Utility segment, an 8% increase in the North American Portable Power and Control segment, a 29% increase in the North American Electrical Infrastructure segment, a 19% increase in the International Electrical Infrastructure segment, a 28% increase in the Transportation and Industrial Harnesses segment and a 28% increase in the Networking segment. Partially offsetting these increases was a 15% decrease in the Telecommunications segment.
The 4%, or $8.2 million, increase in metal-adjusted net sales for the North American Electric Utility segment was partially affected by a decrease in volume of approximately 9%, or $16.8 million, as compared to the second quarter of 2006. The decrease in volume was due mostly to a reduction in demand for low-voltage and small gauge size cables. This decrease in volume was partially offset by strong demand for ice resistant bare overhead distribution products in the United States. A $1.5 million favorable impact from changes in foreign currency exchange rates, primarily between the U.S. and Canadian currencies, was included in the change in metal-adjusted net sales as well. The increase also reflects selling price increases in excess of higher metals costs experienced in the second quarter of 2007 and product mix changes of approximately $23.5 million. The Company expects that over time, growth rates for these products will be highly variable depending on related product business cycles and the approval and funding cycle times for large utility projects.

The 47%, or $68.5 million, increase in metal-adjusted net sales for the International Electric Utility segment reflects an increase in volume of approximately $43.4 million, as compared to the second quarter of 2006. The increase represented continued demand for medium- and high-voltage cables in Europe to upgrade the electricity grid. Extra-high-voltage underground systems experienced continued demand growth as well, and approximately $28.1 million of growth was attributable to acquisitions. A $12.1 million favorable impact from changes in foreign currency exchange rates, primarily between the U.S. dollar and the Euro, also contributed to the metal-adjusted net sales increase. The increase also included $13.0 million from selling price increases and product mix changes.
The 8%, or $6.5 million, increase in metal-adjusted net sales for the North American Portable Power and Control segment reflects an increase in volume of approximately 5%, or $3.3 million. Demand for commercial construction and maintenance-related products, such as cord products, was strong. Selling price increases in excess of higher metals costs experienced during the second quarter of 2007 and product mix changes contributed approximately $3.0 million to the increase in metal-adjusted net sales.
The 29%, or $24.1 million, increase in metal-adjusted net sales for the North American Electrical Infrastructure segment reflects an increase in volume of approximately $12.5 million. Continued end-market demand for products used in mining, oil, gas, and petrochemical cable products was experienced. The Company expects this trend to continue throughout 2007 partly as a result of higher oil prices which increases activity related to energy exploration. The North American Electrical Infrastructure segment benefited from selling price increases in excess of higher metals costs experienced during the second quarter of 2007 and from product mix changes totaling approximately $11.6 million.
The 19%, or $47.2 million, increase in the metal-adjusted net sales for the International Electrical Infrastructure segment was partially affected by a decrease in volume of approximately $18.4 million, as compared to the second quarter of 2006. This decrease reflects reduced demand for residential construction low-voltage products and building wire in the Spanish domestic market. The decrease in volume was partially offset by strong construction markets elsewhere in the European Union and by approximately $14.3 million of growth attributable to acquisitions. A $19.9 million favorable impact from changes in foreign currency exchange rates, primarily between the U.S. dollar and the Euro, contributed to the metal-adjusted net sales increase. Selling price increases in excess of higher metals costs experienced during the second quarter of 2007 and product mix changes contributed approximately $45.7 million to the increase in metal-adjusted net sales.
The 28%, or $8.5 million, increase in the metal-adjusted net sales for the Transportation and Industrial Harnesses segment reflects an increase in demand due mainly to an expansion of the Company’s customer base for its ignition wire sets.
The 15%, or $15.2 million, decrease in the metal-adjusted net sales for the Telecommunications segment reflects a decrease in volume of approximately 28%, or $28.2 million, as compared to the second quarter of 2006. Selling price increases in excess of higher metals costs experienced during the second quarter of 2007 and product mix factors partially offset the decrease by approximately $12.9 million. The decrease in metal-adjusted net sales continues to reflect an overall decrease in demand for outside plant telecommunications cable from the Regional Bell Operating Companies (RBOCs) and a decrease in demand from the distributor market. Demand trends from the RBOCs continue to be dependent on the selected strategy of their broadband rollout. Those favoring a copper/fiber hybrid model have been showing flat to marginally down demand, while those taking a fiber-to-the-home strategy continue to show weakness in demand for copper products. Demand trends are currently being affected by high copper prices, which make alternatives to copper-based cable and wire comparatively more affordable.
The 28%, or $23.7 million, increase in the metal-adjusted net sales for the Networking segment was partially affected by a decrease in volume of approximately $2.3 million, as compared to the second quarter of 2006. The decrease in the volume of sales is primarily the result of the extremely high demand experienced during the comparative period in 2006 as metals-driven price increases were about to take effect. Partially offsetting the demand decrease was approximately $13.5 million attributable to acquisitions. A $3.0 million favorable impact from changes in foreign currency exchange rates was experienced, and selling price increases in excess of higher metals costs experienced during the second quarter of 2007 and a product mix shift toward higher-end networking cables, contributed approximately $23.0 million to the increase in metal-adjusted net sales.
Gross Profit
Gross profit increased to $173.1 million in the second quarter of 2007 from $129.5 million in the second quarter of 2006. Gross profit as a percentage of metal-adjusted net sales was 14.8% for the three fiscal months ended June 29, 2007 and was 12.9% for the three fiscal months ended June 30, 2006. The improved profit margin on metal-adjusted net sales is the result of increased selling prices to recover raw material costs, product mix changes, higher demand for the Company’s global electric utility products, and improved efficiency as a result of Lean manufacturing initiatives.
Selling, General and Administrative Expense
Selling, general and administrative expense increased to $70.1 million in the second quarter of 2007 from $59.1 million in the second quarter of 2006. The increase in SG&A was primarily related to incremental SG&A costs within acquired businesses and strategic employee additions throughout the Company in order to support the Company’s growth initiatives and increased process capability. Reported SG&A was 6.0% of net sales in the second quarter of 2007, up from 5.9% of metal-adjusted net sales in the second quarter of 2006.
Operating Income
The following table sets forth operating income by segment, in millions of dollars.

	Operating Income
	Three Fiscal Months Ended
	June 29, 2007		June 30, 2006
	Amount	%	Amount	%
North American Electric Utility	$24.3	24%	$14.1	20%
International Electric Utility	21.8	21%	11.1	16%
North American Portable Power and Control	5.1	5%	6.4	9%
North American Electrical Infrastructure	10.6	10%	3.4	5%
International Electrical Infrastructure	22.4	22%	17.1	23%
Transportation and Industrial Harnesses	6.2	6%	3.9	6%
Telecommunications	7.2	7%	12.5	18%
Networking	5.4	5%	1.9	3%

Total operating income	$103.0	100%	$70.4	100%

Operating income of $103.0 million for the second quarter of 2007 increased from $70.4 million in the second quarter of 2006. This increase is primarily the result of higher demand for the Company’s global electric utility products, increased selling prices to recover raw material costs, product mix factors, $2.9 million due to the impact of foreign currency exchange rate changes and ongoing Lean manufacturing cost containment and efficiency efforts.
As compared to the second quarter of 2006, International Electric Utility operating income benefited from a $43.4 million increase in sales volume. North American Electric Utility and International Electric Utility experienced selling price increases in excess of higher metals costs and also experienced positive product mix changes. Both segments benefited from continuing implementation of Lean Six Sigma cost saving initiatives.
The operating income of the North American Portable Power and Control and North American Electrical Infrastructure segments, as compared to the second quarter of 2006, benefited from selling price increases in excess of higher metals costs and positive product mix changes. North American Portable Power and Control products, led by cord products, experienced a slight increase in demand, while the North American Electrical Infrastructure segment saw demand for products used in mining, oil, gas, and petrochemical applications continue to rise. The North American Electrical Infrastructure segment further benefited from a reduction in costs as a result of continued efficiency gains that were obtained through the implementation of Lean Six Sigma manufacturing cost containment efforts. International Electrical Infrastructure operating income, as compared to the second quarter of 2006, increased due to selling price increases in excess of higher metals costs and positive product mix changes. Efficient manufacturing and high utilization rates helped to improve manufacturing productivity. Transportation and Industrial Harnesses operating income increased due to increases in the sales volume of ignition wire sets for the automotive aftermarket.
Telecommunications operating income decreased by 42% mainly due to decreases in sales volume and lower manufacturing activity. The Networking segment’s operating profit showed improvement, as compared to the second quarter of 2006, due to selling price increases in excess of higher metals costs, improving product mix favoring high-bandwidth data networking cables and positive results from continuing Lean Six Sigma cost saving initiatives.

Other Income (Expense)
Other income (expense) was $(1.5) million in the second quarter of 2007 as compared to $0.2 million in the second quarter of 2006. The other income amount is comprised of foreign currency transaction gains (losses) which resulted from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated.
Interest Expense
Net interest expense decreased to $6.7 million in the second quarter of 2007 from $11.6 million in the second quarter of 2006. The decrease in interest expense is due to interest savings from the November 2006 pay down of the Company’s outstanding balance on its floating-rate Amended Credit Facility with the proceeds from its fixed-rate 0.875% Convertible Notes and lower interest rates resulting from the March 2007 Senior Notes refinancing. Additionally, the decrease in net interest expense is a result of increased interest income from investments of the Company’s excess cash. The decrease in net interest expense was partially offset by higher average debt levels as compared to the second quarter of 2006.
Tax Provision
The Company’s effective tax rate for the second quarter of 2007 and 2006 was 33.6 % and 29.7%, respectively. The second quarter 2007 and 2006 effective tax rates were reduced by the release of approximately $5.7 million and $3.7 million, respectively, of state deferred tax asset valuation allowances as it became more likely than not that the deferred tax assets would be utilized in future years as a result of improved performance in the Company’s U.S. operations. The difference in the second quarter 2007 effective tax rate as compared to the second quarter 2006 effective tax rate was mainly driven by the relative impact of the state deferred tax valuation allowance release, tax provision true-ups, and other discrete tax provision items.
Preferred Stock Dividends
The Company accrued and paid $0.1 million in dividends on its preferred stock in the second quarter of 2007 and 2006.
Six Fiscal Months Ended June 29, 2007 Compared with Six Fiscal Months Ended June 30, 2006
The net income applicable to common shareholders was $100.6 million in the first six fiscal months of 2007 compared to net income applicable to common shareholders of $62.7 million in the first six fiscal months of 2006. The net income applicable to common shareholders for the first six fiscal months of 2007 included a $0.2 million dividend on preferred stock, a benefit of $5.7 million due to a state deferred tax valuation allowance release, and a pre-tax $25.1 million loss on extinguishment of debt related to the tender offer on the 9.5% Senior Notes. The net income applicable to common shareholders for the first six fiscal months of 2006 included a $0.2 million dividend on preferred stock, a benefit of $3.7 million due to a state deferred tax valuation allowance release, and a $1.0 million charge to settle a patent dispute with a competitor.
Net Sales
The following tables set forth net sales, metal-adjusted net sales and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for the first six fiscal months of 2006 have been adjusted to reflect the 2007 copper COMEX average price of $3.08 per pound (a $0.27 increase compared to the same period in 2006) and the aluminum rod average price of $1.29 per pound (a $0.07 increase compared to the same period in 2006). Metal-adjusted net sales, a non-GAAP financial measure, is provided herein in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. See previous discussion of metal price volatility in the “Overview” section.

	Net Sales
	Six Fiscal Months Ended
	June 29, 2007		June 30, 2006
	Amount	%	Amount	%
North American Electric Utility	$444.4	20%	$388.8	22%
International Electric Utility	402.2	18%	270.8	15%
North American Portable Power and Control	168.7	8%	150.6	9%
North American Electrical Infrastructure	196.0	9%	156.0	9%
International Electrical Infrastructure	538.7	25%	431.4	24%
Transportation and Industrial Harnesses	70.8	3%	59.3	3%
Telecommunications	166.0	8%	186.3	10%
Networking	194.9	9%	148.2	8%

Total net sales	$2,181.7	100%	$1,791.4	100%

	Metal-Adjusted Net Sales
	Six Fiscal Months Ended
	June 29, 2007		June 30, 2006
	Amount	%	Amount	%
North American Electric Utility	$444.4	20%	$408.5	22%
International Electric Utility	402.2	18%	280.4	15%
North American Portable Power and Control	168.7	8%	156.7	8%
North American Electrical Infrastructure	196.0	9%	163.6	9%
International Electrical Infrastructure	538.7	25%	458.7	24%
Transportation and Industrial Harnesses	70.8	3%	59.4	3%
Telecommunications	166.0	8%	198.0	11%
Networking	194.9	9%	153.1	8%

Total metal-adjusted net sales	$2,181.7	100%	$1,878.4	100%

Metal adjustment	—		(87.0)

Total net sales	$2,181.7		$1,791.4

	Metal Pounds Sold
	Six Fiscal Months Ended
	June 29, 2007		June 30, 2006
	Pounds	%	Pounds	%
North American Electric Utility	119.8	30%	121.1	29%
International Electric Utility	97.4	24%	67.6	16%
North American Portable Power and Control	25.1	6%	24.8	6%
North American Electrical Infrastructure	30.3	7%	28.9	7%
International Electrical Infrastructure	84.1	21%	105.3	26%
Transportation and Industrial Harnesses	0.5	—%	0.5	—%
Telecommunications	32.1	8%	46.1	11%
Networking	17.1	4%	19.8	5%

Total metal pounds sold	406.4	100%	414.1	100%

Net sales increased 22% to $2,181.7 million in the first six fiscal months of 2007 from $1,791.4 million in the first six fiscal months of 2006. The net sales increase included $84.4 million of incremental sales attributable to acquisitions. After adjusting 2006 net sales to reflect the $0.27 increase in the average monthly COMEX price per pound of copper and the $0.07 increase in the average aluminum rod price per pound in 2007, net sales increased 16% to $2,181.7 million, up from $1,878.4 million in 2006. Volume, as measured by metal pounds sold, decreased 2% to 406.4 million pounds as compared to 414.1 million pounds in the first six fiscal months of 2006. Metal pounds sold is provided herein as the Company believes this metric to be a better measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. The change in reported metal-adjusted net sales other than that attributable to the 2% decrease in metal pounds sold is a result of a 3%, or $62.9 million, favorable impact of foreign currency exchange rate changes and an approximate 15% increase due to selling price increases and product mix.
The increase in metal-adjusted net sales reflects a 9% increase in the North American Electric Utility segment, a 43% increase in the International Electric Utility segment, an 8% increase in the North American Portable Power and Control segment, a 20% increase in the North American Electrical Infrastructure segment, a 17% increase in the International Electrical

Infrastructure segment, a 19% increase in the Transportation and Industrial Harnesses segment and a 27% increase in the Networking segment. Partially offsetting these increases was a 16% decrease in the Telecommunications segment.
The 9%, or $35.9 million, increase in metal-adjusted net sales for the North American Electric Utility segment was partially affected by a decrease in volume of approximately 1%, or $5.0 million, as compared to the first six fiscal months of 2006. The decrease in volume was mostly due to a reduction in demand for low-voltage and small gauge size cables. This decrease in volume was partially offset by strong demand for ice resistant bare overhead distribution products in the United States. A $0.4 million favorable impact from changes in foreign currency exchange rates, primarily between the U.S. and Canadian currencies, was included in the change in metal-adjusted net sales as well. The increase also reflects selling price increases in excess of higher metals costs experienced in the first six fiscal months of 2007 and product mix changes of approximately $40.5 million. The Company expects that over time, growth rates for these products will be highly variable depending on related product business cycles and the approval and funding cycle times for large utility projects.
The 43%, or $121.8 million, increase in metal-adjusted net sales for the International Electric Utility segment reflects an increase in volume of approximately $85.9 million, as compared to the first six fiscal months of 2006. The increase in demand represented continued demand for medium- and high-voltage cables in Europe to upgrade the electricity grid. Extra-high-voltage underground systems experienced continued demand growth as well, and approximately $56.6 million of growth was attributable to acquisitions. A $22.6 million favorable impact from changes in foreign currency exchange rates, primarily between the U.S. dollar and the Euro, also contributed to the metal-adjusted net sales increase. The increase also included $13.3 million from selling price increases and product mix.
The 8%, or $12.0 million, increase in metal-adjusted net sales for the North American Portable Power and Control segment reflects an increase in volume of approximately 1%, or $1.3 million. Selling price increases in excess of higher metals costs experienced during the first six fiscal months of 2007 and product mix changes contributed approximately $10.7 million to the increase in metal-adjusted net sales.
The 20%, or $32.4 million, increase in metal-adjusted net sales for the North American Electrical Infrastructure segment reflects an increase in volume of approximately $9.0 million. Increasing end-market demand for products used in mining, oil, gas, and petrochemical cable products was experienced. The Company expects this trend to continue throughout 2007 partly as a result of higher oil prices which increases activity related to energy exploration. The North American Electrical Infrastructure segment benefited from selling price increases in excess of higher metals costs experienced during the first six fiscal months of 2007 and from product mix changes totaling approximately $23.4 million.
The 17%, or $80.0 million, increase in the metal-adjusted net sales for the International Electrical Infrastructure segment was partially affected by a decrease in volume of approximately $77.9 million, as compared to the first six fiscal months of 2006. This decrease reflects reduced demand for residential construction low-voltage products and building wire in the Spanish domestic market. However, the decrease in volume was partially offset by strong construction markets elsewhere in the European Union and also by approximately $14.3 million of growth attributable to acquisitions. A $35.8 million favorable impact from changes in foreign currency exchange rates, primarily between the U.S. dollar and the Euro, contributed to the metal-adjusted net sales increase. Selling price increases in excess of higher metals costs experienced during the first six fiscal months of 2007 and product mix changes contributed approximately $122.1 million to the increase in metal-adjusted net sales.
The 19%, or $11.4 million, increase in the metal-adjusted net sales for the Transportation and Industrial Harnesses segment reflects an increase in demand due mainly to an expansion of the Company’s customer base for its ignition wire sets.
The 16%, or $32.0 million, decrease in the metal-adjusted net sales for the Telecommunications segment reflects a decrease in volume of approximately 30%, or $60.4 million, as compared to the first six fiscal months of 2006. Selling price increases in excess of higher metals costs experienced during the first six fiscal months of 2007 and product mix changes partially offset the decrease by approximately $28.5 million. The decrease in metal-adjusted net sales continues to reflect an overall decrease in demand for outside plant telecommunications cable from the Regional Bell Operating Companies (RBOCs) and a decrease in demand from the distributor market. Demand trends from the RBOCs continue to be dependent on the selected strategy of their broadband rollout. Those favoring a copper/fiber hybrid model have been showing flat to marginally down demand, while those taking a fiber-to-the-home strategy continue to show weakness in demand for copper products. Demand trends are currently being affected by high copper prices, which make alternatives to copper-based cable and wire comparatively more affordable.
The 27%, or $41.8 million, increase in the metal-adjusted net sales for the Networking segment was partially affected by a decrease in volume of approximately $7.4 million, as compared to the first six fiscal months of 2006. The decrease in the volume of sales is mostly the result of the extremely high demand experienced during the comparative period in 2006 as metals-driven price increases were about to take effect. Partially offsetting the demand decrease was approximately $13.5 million attributable to acquisitions. A $4.2 million favorable impact from changes in foreign currency exchange rates was experienced, and selling price increases in excess of higher metals costs experienced during the first six fiscal months of 2007 and a product mix shift towards higher-end networking cables contributed approximately $45.0 million to the increase in metal-adjusted net sales.
Gross Profit
Gross profit increased to $332.9 million in the first six fiscal months of 2007 from $227.1 million in the first six fiscal months of 2006. Gross profit as a percentage of metal-adjusted net sales was 15.3% for the six fiscal months ended June 29, 2007 and was 12.1% for the six fiscal months ended June 30, 2006. The improved profit margin on metal-adjusted net sales is the result of increased selling prices to recover raw material costs, product mix changes, higher demand for the Company’s global electric utility products, and improved efficiency as a result of Lean manufacturing initiatives.
Selling, General and Administrative Expense
Selling, general and administrative expense increased to $138.8 million in the first six fiscal months of 2007 from $114.5 million in the first six fiscal months of 2006. The increase in SG&A was primarily related to incremental SG&A costs within acquired businesses and strategic employee additions throughout the Company in order to support the Company’s growth initiatives and increased process capability. Reported SG&A was 6.4% of net sales in the first six fiscal months of 2007, up from 6.1% of metal-adjusted net sales in the first six fiscal months of 2006.
Operating Income
The following table sets forth operating income by segment, in millions of dollars.

	Operating Income
	Six Fiscal Months Ended
	June 29, 2007		June 30, 2006
	Amount	%	Amount	%
North American Electric Utility	$47.4	25%	$20.3	18%
International Electric Utility	39.6	20%	23.4	21%
North American Portable Power and Control	10.9	6%	10.5	9%
North American Electrical Infrastructure	18.2	9%	4.6	4%
International Electrical Infrastructure	46.2	24%	27.9	25%
Transportation and Industrial Harnesses	10.3	5%	7.7	7%
Telecommunications	10.3	5%	18.5	16%
Networking	11.2	6%	(0.3)	—%

Total operating income	$194.1	100%	$112.6	100%

Operating income of $194.1 million for the first six fiscal months of 2007 increased from $112.6 million in the first six fiscal months of 2006. This increase is primarily the result of higher demand for the Company’s global electric utility products, increased selling prices to recover raw material costs, product mix changes, $4.7 million due to the impact of foreign currency exchange rate changes and ongoing Lean manufacturing cost containment and efficiency efforts.
As compared to the first six fiscal months of 2006, International Electric Utility operating income benefited from an $85.9 million increase in sales volume. North American Electric Utility and International Electric Utility experienced selling price increases in excess of higher metals costs and also experienced positive product mix changes. Both segments benefited from continuing implementation of Lean Six Sigma cost saving initiatives.
The operating income of the North American Portable Power and Control and North American Electrical Infrastructure segments, as compared to the first six fiscal months of 2006, benefited from selling price increases in excess of higher metals costs and positive product mix changes. The North American Electrical Infrastructure segment saw demand for products used in mining, oil, gas, and petrochemical applications continue to rise. The North American Electrical Infrastructure segment further benefited from a reduction in costs as a result of continued efficiency gains that were obtained through the implementation of Lean Six Sigma manufacturing cost containment efforts. International Electrical Infrastructure operating income, as compared to the first six fiscal months of 2006, increased due to selling price increases in excess of higher metals costs and positive product mix changes. Efficient manufacturing and high utilization rates helped to improve manufacturing productivity. Transportation and Industrial Harnesses operating income increased due to increases in the sales volume of ignition wire sets for the automotive aftermarket.
Telecommunications operating income decreased by 44% mainly due to decreases in sales volume and lower manufacturing activity. The Networking segment’s operating profit showed improvement, as compared to the first six fiscal months of 2006, due to selling price increases in excess of higher metals costs, improving product mix favoring high-bandwidth data networking cables and positive results from continuing Lean Six Sigma cost saving initiatives.
Other Income (Expense)
Other income (expense) was $(1.5) million in the first six fiscal months of 2007 as compared to $1.0 million in the first six fiscal months of 2006. The other income amount is comprised of foreign currency transaction gains (losses) which resulted from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated.
Interest Expense
Net interest expense decreased to $12.6 million in the first six fiscal months of 2007 from $21.2 million in the first six fiscal months of 2006. The decrease in interest expense is due to interest savings from the November 2006 pay down of the Company’s outstanding balance on its floating-rate Amended Credit Facility with the proceeds from its fixed-rate 0.875% Convertible Notes and lower interest rates resulting from the March 2007 Senior Notes refinancing. Additionally, the decrease in net interest expense is a result of increased interest income from investments of the Company’s excess cash. The decrease in net interest expense was partially offset by higher average debt levels as compared to the first six fiscal months of 2006.
Loss on Extinguishment of Debt
In the first six fiscal months of 2007, the Company recognized a pre-tax loss on the extinguishment of debt of approximately $25.1 million, consisting of a $20.5 million inducement premium and related fees and expenses and the write-off of approximately $4.6 million in unamortized fees and expenses due to the tender offer and redemption of approximately $280.2 million of the Company’s $285.0 million in 9.5% Senior Notes. See the “Debt and Other Contractual Obligations” discussion below for additional information.
Tax Provision
The Company’s effective tax rate for the first six fiscal months of 2007 and 2006 was 34.9% and 31.9%, respectively. The effective tax rates for the first six fiscal months of 2007 and 2006 were reduced by the release of approximately $5.7 million and $3.7 million, respectively, of state deferred tax asset valuation allowances as it became more likely than not that the deferred tax assets would be utilized in future years as a result of improved performance in the Company’s U.S. operations. The difference in the effective tax rate for the first six fiscal months of 2007 as compared to the first six fiscal months of 2006 was mainly driven by the relative impact of the state deferred tax valuation allowance release, tax provision true-ups, and other discrete tax provision items.
Preferred Stock Dividends
The Company accrued and paid $0.2 million in dividends on its preferred stock in the first six fiscal months of 2007 and 2006.
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

	Six Fiscal Months Ended
	June 29, 2007	June 30, 2006
North America	$(2.7)	$22.1
International	48.8	(17.0)

Total	$46.1	$5.1

Summary of Cash Flows
Cash flow provided by operating activities in the first six fiscal months of 2007 was $46.1 million. This reflects an increase in accounts payable, accrued and other liabilities of $147.9 million, a $25.1 million loss on extinguishment of debt, and net income before depreciation and amortization, foreign currency exchange (gain) loss, deferred income taxes and loss on the disposal of property of $127.0 million. The increase in accounts payable, accrued and other liabilities is primarily due to an increase in accounts payable which reflects greater manufacturing activity as compared to December 2006. For information on the loss on extinguishment of debt, see the “Debt and Other Contractual Obligations” section below. These cash inflows were partially offset by $9.3 million related to excess tax benefits on stock-based compensation recognized under SFAS No. 123(R), a $212.6 million increase in accounts receivable, a $31.5 million increase in inventories and a $0.5 million increase in other assets. The increase in accounts receivable reflects increased selling prices, increased sales volumes and the Company’s normal seasonal trend. Inventory has increased, although less than historical first half increases, as the Company adjusted its global manufacturing output in the first half of 2007 to address increased inventories experienced near the end of fiscal 2006. The Company believes its inventory position leaves it well positioned to capitalize on continuing broad-based market strength.
Cash flow used by investing activities was $32.3 million in the first six fiscal months of 2007, principally reflecting $45.7 million of capital expenditures, partially offset by $11.1 million of net cash proceeds related to acquisitions. The Company anticipates capital spending to be approximately $120 million to $130 million in 2007, including capital expenditures required for the recently announced transactions in China, India and Germany. The Company continues to expand its capital program around the world to upgrade equipment, improve efficiency and throughput, and enhance productivity primarily in its electric utility and electrical infrastructure cable businesses.
Cash flow provided by financing activities in the first six fiscal months of 2007 was $54.8 million. This reflects the issuance of new long-term debt and the redemption of the majority of the 9.5% Senior Notes as discussed in the “Debt and Other Contractual Obligations” section below. The Company also received $5.2 million from the exercise of stock options, $22.8 million net borrowings on other debt, and $9.3 million related to the excess tax benefit from stock-based compensation. These increases were partially offset by the payment of preferred stock dividends of $0.2 million.
Debt and Other Contractual Obligations
On March 6, 2007, the Company commenced a cash tender offer (the “Offer”) to purchase, at $1,070.72 (per $1,000.00 9.5% Senior Note), any and all of the $285.0 million outstanding aggregate principal amount of the 9.5% Senior Notes that were issued in November 2003, bear interest at a fixed rate of 9.5% and mature in 2010. Also, in conjunction with the Offer, the Company received consent, on March 15, 2007, to effect certain amendments to the indenture governing the 9.5% Senior Notes that eliminated substantially all of the restrictive covenants. As of March 30, 2007, approximately 98% of the 9.5% Senior Notes were tendered, with the Company making total cash payments of approximately $280.0 million for the 9.5% Senior Notes, $9.3 million for accrued interest and $19.8 million for the inducement premium. The Company recognized a pre-tax loss on the extinguishment of debt of approximately $25.1 million, consisting of $20.5 million for the inducement premium and related tender fees and expenses and the write-off of approximately $4.6 million in unamortized fees and expenses. Since March 30, 2007, approximately $0.2 million of additional 9.5% Senior Notes have been purchased by the Company. General Cable Corporation and its U.S. wholly-owned subsidiaries continue to fully and unconditionally guarantee the remaining $4.8 million of 9.5% Senior Notes remaining on June 29, 2007 on a joint and several basis. The estimated fair value of the remaining 9.5% Senior Notes was approximately $5.1 million at June 29, 2007.
On March 21, 2007, the Company completed the issuance and sale of $325.0 million in aggregate principal amount of new senior unsecured notes, comprised of $125.0 million of Senior Floating Rate Notes due 2015 (the “Senior Floating Rate Notes”) and $200.0 million of 7.125% Senior Fixed Rate Notes due 2017 (the “7.125% Senior Notes” and together, the “Notes”). The Notes are jointly and severally guaranteed by the Company’s U.S. subsidiaries. The Notes were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended (the

“Securities Act”). A tender offer commenced on June 11, 2007 and was completed on July 26, 2007, to replace the unregistered Notes with registered Notes with like terms pursuant to an effective Registration Statement on Form S-4.
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
Proceeds from the Notes were principally used to extinguish approximately 98% of the 9.5% Senior Notes debt under the Offer mentioned previously. Proceeds from the Notes of $325.0 million, less approximately $7.7 million of cash payments for fees and expenses that will be amortized over the life of the Notes, were used to pay approximately $280.2 million for the 9.5% Senior Notes, $9.3 million for accrued interest on the 9.5% Senior Notes and $20.5 million for tender fees and the inducement premium on the 9.5% Senior Notes, leaving net cash proceeds of approximately $7.3 million that will be used for general corporate purposes.
In conjunction with the issuance and sale of the $325.0 million Notes, the Company entered into a Registration Rights Agreement that requires the Company to (i) file a registration statement within 90 days after the issue date of the Notes enabling the holders of the Notes to exchange the Notes for publicly registered notes with identical terms; (ii) use commercially reasonable efforts to have the registration statement declared effective within 210 days after the issue date of the Notes; and (iii) cause the registration statement to become effective within 270 days after the issue date of the Notes. The Company has fulfilled all of the Company’s requirements under the Registration Rights Agreement.
The Company’s current senior secured revolving credit facility (“Amended Credit Facility”), as amended, is a five-year, $300.0 million asset based revolving credit agreement that includes an approximate $50.0 million sublimit for the issuance of commercial and standby letters of credit and a $20.0 million sublimit for swingline loans. Loans under the Amended Credit Facility bear interest at the Company’s option, equal to either an alternate base rate (prime plus 0.00% to 0.50%) or an adjusted LIBOR rate plus an applicable margin percentage (LIBOR plus 1.00% to 1.75%). The applicable margin percentage is subject to adjustments based upon the excess availability, as defined. At June 29, 2007, the Company had no outstanding borrowings, had undrawn availability of $249.2 million under the Amended Credit Facility, and was in compliance with all covenants under the Amended Credit Facility. The Company had outstanding letters of credit related to this Amended Credit Facility of $31.4 million at June 29, 2007.
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
The Company’s 0.875% Convertible Notes were issued in November of 2006 in the amount of $355.0 million, pursuant to the Company’s effective Registration Statement on Form S-3. The 0.875% Convertible Notes bear interest at a fixed rate of 0.875%, payable semi-annually in arrears, and mature in 2013. The 0.875% Convertible Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company’s wholly-owned U.S. subsidiaries. The estimated fair value of the 0.875% Convertible Notes was approximately $575.8 million at June 29, 2007.
The 0.875% Convertible Notes are convertible at the option of the holder into the Company’s common stock at an initial conversion price of $50.36 per share (approximating 19.856 shares per $1,000 principal amount of the 0.875% Convertible Notes), upon the occurrence of certain events. One of these events, requiring that the closing price of the Company’s common stock is greater than or equal to 130% of the conversion price for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter (establishing a contingent conversion price of $65.47 per share), occurred during the three fiscal months ended June 29, 2007. Therefore, as of June 30, 2007, the 0.875% Convertible Notes became convertible at the option of the holder, and the related debt has been reclassified into “Current portion of long-term debt” on the Consolidated Balance Sheet.
Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of an 0.875% Convertible Note, or (ii) the conversion value, determined in the manner set forth in the indenture governing the 0.875% Convertible Notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the 0.875% Convertible Note on the conversion date, the Company will also deliver, at the Company’s election, cash or common stock or a combination of cash and common stock with respect to the conversion value upon conversion. If conversion occurs in connection with a “fundamental change” as defined in the 0.875% Convertible Notes indenture, the Company may be required to repurchase the 0.875% Convertible Notes for cash at a price equal to the principal amount plus accrued but unpaid interest. In addition, if conversion occurs in connection with certain changes in control, the Company may be required to deliver additional shares of the Company’s common stock (a “make whole” premium) by increasing the conversion rate with respect to such notes, under this scenario the maximum aggregate number of shares that the Company would be obligated to issue upon conversion of the 0.875% Convertible Notes is 8,987,322. Under almost all other conditions, as disclosed in the 2006 Annual Report on Form 10-K, the Company may be obligated to issue additional shares up to a maximum of 7,048,880 upon conversion in full of the 0.875% Convertible Notes. No terms and conditions of the 0.875% Convertible Notes have changed from those terms and conditions disclosed in the Company’s 2006 Annual Report on Form 10-K.
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
The Spanish Term Loan of €50 million was issued in December 2005 and was available in up to three tranches, with an interest rate of Euribor plus 0.8% to 1.5% depending on certain debt ratios. Two of the tranches have expired. The remaining tranche of the Spanish Term Loan is repayable in fourteen semi-annual installments, maturing seven years following the draw down. As of June 29, 2007, the U.S. dollar equivalent of $31.9 million was drawn under this term loan facility and no availability remains under the Spanish Term Loan.
The Spanish Credit Facility of €25 million was issued in December 2005, matures at the end of five years and carries an interest rate of Euribor plus 0.6% to 1.0% depending on certain debt ratios. No funds are currently drawn under the Spanish Credit Facility, leaving undrawn availability of approximately the U.S. dollar equivalent of $33.8 million as of June 29, 2007. Commitment fees ranging from 15 to 25 basis points per annum on any unused commitments under the Spanish Credit Facility will be assessed to Grupo General Cable Sistemas, S.A., and are payable on a quarterly basis.
The Spanish facilities are subject to certain financial ratios of the European group, the most restrictive of which is net debt to EBITDA (earnings before interest, taxes, depreciation and amortization). In addition, the indebtedness under the combined facilities is guaranteed by the Company’s Portuguese subsidiary and by Silec Cable, S.A.S.
In addition to the Spanish Term Loan and Spanish Credit Facility, the Company has approximately $81.0 million of uncommitted facilities in Europe, which allow the Company to sell at a discount, with limited or no recourse, portions of its accounts receivable to financial institutions. At June 29, 2007, $12.4 million of these accounts receivable facilities were drawn.
On August 31, 2006, the Company acquired ECN Cable and assumed the U.S. dollar equivalent of $38.6 million (at prevailing exchange rates during that period) of mostly short-term ECN Cable debt as a part of the acquisition. On December 15, 2006, approximately $6.9 million (at the prevailing exchange rate on that date) of debt was paid and cancelled. As of June 29, 2007, ECN Cable’s debt was the U.S. dollar equivalent of $38.2 million. The debt consisted of approximately $5.5 million relating to an uncommitted accounts receivable facility, approximately $8.0 million under open debt lines that charge interest at Euribor plus 0.5% and had additional availability of approximately $6.9 million at June 29, 2007, and approximately $24.7 million of short-term financing agreements at various interest rates.
As of December 31, 2006, the defined benefit pension plans were underfunded by approximately $35.7 million based on the actuarial methods and assumptions utilized for purposes of the applicable accounting rules and interpretations. An additional unfunded pension obligation was assumed in conjunction with the purchase of NSW on April 30, 2007. In 2007, pension expense is expected to decrease approximately $3.2 million from 2006, principally due to strong plan asset returns and the settlement of the SERP as discussed in Note 10. Cash contributions are expected to decrease up to approximately $1.3 million from 2006.

A cross currency and interest rate swap was entered into in 2005 by the Company to hedge the effects of the changes in spot exchange rates on the value of its investment in its European operations. Under the swap, the Company is required to make future payments, at a fixed interest rate of 7.5%, on the Euro-denominated balance of its cross currency and interest rate swap to the parties involved in the swap. The Company is also required, at the end of the swap’s life in the fourth quarter of 2007, to swap the original Euro-denominated principal balance that was equivalent to approximately $169.5 million as of June 29, 2007. However, the Company, in return, receives payments from the parties involved in the swap, at a fixed rate of 9.5%, on the dollar-denominated balance of its cross currency and interest rate swap, and the Company will receive, at the end of the swap’s life in the fourth quarter of 2007, a payment on the original dollar-denominated principal balance of $150.0 million.
The principal U.S. operating subsidiary has unconditionally guaranteed the payments required to be made to the parties involved in the swap. The guarantee continues until the commitment under the swap has been paid in full, including principal plus interest, with the final amount due in November 2007. This subsidiary’s maximum exposure under this guarantee was approximately $175.9 million as of June 29, 2007, and the net exposure position was an unfavorable $18.8 million. As of June 29, 2007, no significant liability was recorded on the Company’s condensed consolidated balance sheet for this guarantee.
The Company’s Spanish operating company, Grupo General Cable Sistemas (“Grupo General”), participates in accounts payable confirming arrangements with several European financial institutions. Grupo General negotiates payment terms with suppliers of generally 180 days and submits invoices to the financial institutions with instructions for the financial institutions to transfer funds from Grupo General’s accounts on the due date (on day 180) to the receiving parties to pay the invoices in full. The banks may, at their discretion, negotiate directly with the suppliers for earlier payment terms at a discount, and the discount is kept by the banks. The suppliers may also decline to participate in an early payment arrangement. At June 29, 2007, these arrangements had a maximum availability limit of the equivalent of $324.9 million, of which approximately $224.7 million was drawn. If these arrangements were reduced or terminated, Grupo General would have to pay its suppliers directly.
Summarized information about the Company’s contractual obligations and commercial commitments as of June 29, 2007 is as follows (in millions of dollars):

	Payments Due by Period
		Less than	1 – 3	4 – 5	After 5
	Total	1 Year	Years	Years	Years
Contractual obligations(1):
Total debt	$809.8	$434.1	$21.8	$17.0	$336.9
Interest payments on 9.5% Senior Notes	1.6	0.5	0.9	0.2	—
Interest payments on 7.125% Senior Notes	149.6	14.3	28.5	28.5	78.3
Interest payments on Senior Floating Rate Notes	82.1	9.7	19.3	19.3	33.8
Interest payments on 0.875% Convertible Notes	20.1	3.1	6.2	6.2	4.6
Operating leases	27.7	5.6	10.7	6.5	4.9
Defined benefit pension obligations(2)	7.0	7.0	—	—	—
Postretirement benefits	12.4	1.7	3.2	2.9	4.6
Commodity futures and forward pricing agreements(3)	315.5	303.5	12.0	—	—
Foreign currency contracts(3)	312.4	230.2	78.1	4.1	—
Cross currency and interest rate swap	175.9	175.9	—	—	—

Total	$1,914.1	$1,185.6	$180.7	$84.7	$463.1

(1)	This table does not include interest payments on some of General Cable’s variable rate debt because the future amounts are based on variable interest rates and the amount of the borrowings under the Amended Credit Facility and Spanish Credit Facility fluctuate depending upon the Company’s working capital requirements.

(2)	Defined benefit pension obligations reflect the Company’s estimates of contributions that will be required in 2007 to meet current law minimum funding requirements. Amounts beyond one year have not been provided because they are not determinable.

(3)	Information on these items is provided under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”
In connection with the January 1, 2007 adoption of FIN 48, the Company recognized an $18.8 million decrease in opening retained earnings. As of January 1, 2007, the Company had total unrecognized tax benefits of $45.6 million, of which $37.2 million would have a favorable impact on the effective tax rate if recognized. For the first six months of 2007, $2.6 million of additional unrecognized tax benefits have been accrued for tax positions likely to be taken for the current year, all of which would have a favorable impact on the effective tax rate if recognized. It is reasonably possible that approximately $1.1 million of unrecognized tax benefits related to multi-state tax positions could change within the next twelve months due to the expiration of the statute of limitations or tax audit settlements.
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
The Company had outstanding letters of credit related to its Amended Credit Facility of approximately $31.4 million as of June 29, 2007 and December 31, 2006. These letters of credit are primarily renewed on an annual basis, and the majority of the amount relates to risks associated with an outstanding industrial revenue bond, with self insurance claims and with defined benefit plan obligations. The Company also had approximately $63.4 million in letters of credit related to Silec to cover risks associated with performance on some of its contracts as of June 29, 2007.
See the previous section, “Debt and Other Contractual Obligations,” for information on debt-related guarantees.
Environmental Matters
In a letter dated July 13, 2007, the U.S. Environmental Protection Agency (the “EPA”) notified one of the Company’s U.S. subsidiaries that it has been identified as a potentially responsible party with respect to the Newark Bay Study Area (the “Area”) of the Diamond Alkali Superfund Site. According to this letter, the EPA is presently overseeing a multi-year remedial investigation/feasibility study (the “Study”) with respect to the Area under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”).
CERCLA imposes liability for the study and cleanup of certain waste sites and for related natural resource damages without regard to fault or the legality of waste generation or disposal. Persons liable for such costs and damages generally include the site owner or operator and persons that disposed or arranged for the disposal of hazardous substances found at those sites. Although CERCLA imposes joint and several liability on all potentially responsible parties, in application, the potentially responsible parties typically allocate the investigation and cleanup costs based upon, among other things, the volume of waste contributed by each potentially responsible party. The Area may also be subject to similar state environmental regulations and proceedings. Settlements can often be achieved through negotiations with the appropriate environmental agency or the other potentially responsible parties. Potentially responsible parties that contributed small amounts of waste (typically less than 1% of the waste) are often given the opportunity to settle as “de minimis” parties, resolving their liability for a particular site.
Based on the Company’s preliminary investigation of the information provided in the EPA’s letter, the Company at this time has no reason to believe that it would have material liability for the costs and expenses of the Study or any remediation of the Area or that it has substantially contributed to any activity which would require remediation in the Area. However, the Company is presently unable to determine, based upon such preliminary investigation, the amount of any costs or expenses that may be incurred by it related to the Study or any required environmental remediation of the Area.
The Company’s expenditures for environmental compliance and remediation amounted to an insignificant amount for the six fiscal months ended June 29, 2007 and $0.7 million for all of 2006. In addition, certain of General Cable’s subsidiaries have been named as potentially responsible parties in proceedings that involve environmental remediation. The Company had accrued $1.8 million at June 29, 2007 for all environmental liabilities. In the Wassall acquisition of General Cable from American Premier Underwriters, American Premier indemnified the Company against certain environmental liabilities arising out of General Cable or its predecessors’ ownership or operation of properties and assets, which were identified during the seven-year period, ended June 2001. As part of the 1999 acquisition, BICC plc agreed to indemnify General Cable against environmental liabilities existing at the date of the closing of the purchase of the business. The Company has agreed to indemnify Pirelli and Southwire Company against certain environmental liabilities arising out of the operation of the divested businesses prior to the sale. However, the indemnity the Company received from BICC plc related to the business sold to Pirelli terminated upon the sale of those businesses to Pirelli. While it is difficult to estimate future environmental liabilities, the Company does not currently anticipate any material adverse effect on results of operations, cash flows or financial position as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs.
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
The notional amounts and fair values of the Company’s designated cash flow and net investment hedge financial instruments at June 29, 2007 and December 31, 2006 are shown below (in millions). The net carrying amount of the designated cash flow and net investment hedge financial instruments was a net liability of $(19.2) million at June 29, 2007 and $(31.1) million at December 31, 2006.

	June 29, 2007		December 31, 2006
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Cash flow hedges:
Interest rate swap	$9.0	$(0.3)	$9.0	$(0.4)
Foreign currency forward exchange	312.4	(9.9)	152.0	(5.6)
Commodity futures	165.4	9.6	217.6	(10.8)
Net investment hedges:
Cross currency and interest rate swap	150.0	(18.6)	150.0	(14.3)

		$(19.2)		$(31.1)

Other Forward Pricing Agreements
In the normal course of business, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption of SFAS No. 133 because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At June 29, 2007 and December 31, 2006, General Cable had $150.1 million and $165.4 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At June 29, 2007 and December 31, 2006, the fair value of these arrangements were $158.9 million and $155.3 million, respectively, and General Cable had an unrealized gain (loss) of $8.8 million and $(10.1) million, respectively, related to these transactions. General Cable expects the unrealized losses, if any, under these agreements to be offset as a result of firm sales price commitments with customers.
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
In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 29, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). During the evaluation, management noted progress towards the remediation of the material weakness identified in the Company’s 2006 Annual Report on Form 10-K, however since the remediation activities have not been completed and fully tested, a material weakness still exists at the Silec Cable, SAS subsidiary, and because management considers its internal controls over financial reporting to intersect with its disclosure controls, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 29, 2007.
Changes in Internal Control over Financial Reporting
Management, with oversight from the Audit Committee, has been addressing the material weakness disclosed in the Company’s 2006 Annual Report on Form 10-K and is committed to its remediation. To address the identified material weakness, the Company has implemented certain remediation plans, including the following:
•	In February 2007, a significant portion of Silec’s financial systems were migrated to the Company’s existing European financial system. Silec’s remaining systems are expected to be migrated to independent systems, with appropriate controls in place, by December 31, 2007.

•	To ensure successful transition to a formal control structure and to address the related internal control implementation issues, Silec has added several resources with experience operating in a Sarbanes-Oxley compliance environment to its financial reporting function including a Chief Accountant, a Treasurer and an IT Director.
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
Except for the remediation plans with respect to the material weakness described above, there have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 29, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Company currently has no share repurchase program approved by the Board of Directors, and therefore, repurchased no shares under such a program during the first six fiscal months of 2007. However, employees of the Company do have the right to surrender to the Company shares in payment of minimum tax obligations upon the vesting of grants of common stock under the Company’s equity compensation plans. During the fiscal months ended April 27, 2007, May 25, 2007, and June 29, 2007, 7,635 shares, 392 shares, and 6,171 shares, respectively, were surrendered to the Company by employees in payment of minimum tax obligations upon the vesting of nonvested stock under the Company’s equity compensation plans, and the average price paid per share was $65.41.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None during the six fiscal months ended June 29, 2007.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
General Cable’s Annual Meeting of Shareholders was held on May 10, 2007. Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934 and each of the following matters was voted upon and approved by the shareholders as indicated below. Of the 52,259,737 shares outstanding, 6,457,176 were not voted.
a) Election of Directors:

	For	Against

John E. Welsh, III	42,343,141	3,459,419
The following Directors are continuing in office after the date of the Annual Meeting: Gregory B. Kenny, Gregory E. Lawton, Craig P. Omtvedt and Robert L. Smialek.
b)	Ratification of appointment of Deloitte & Touche LLP to audit the 2007 consolidated financial statements of General Cable. Votes for – 45,235,188; votes against – 49,243; and abstentions – 518,130.

c)	Approval of an increase in authorized common stock from 75,000,000 shares to 200,000,000 shares. Votes for – 32,534,498; votes against – 12,729,836; and abstentions – 538,223.
ITEM 5. OTHER INFORMATION
None during the six fiscal months ended June 29, 2007.
ITEM 6. EXHIBITS
The following exhibits are filed herewith or incorporated herein by reference. Documents indicated by an asterisk (*) are filed herewith; documents indicated by a double asterisk (**) identify each management contract or compensatory plan. Documents not indicated by an asterisk are incorporated by reference to the document indicated.

a)	Exhibits

3.3	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K as filed on July 25, 2007).

**10.105	Amendment to the Supplemental Executive Retirement Plan of General Cable Corporation (incorporated by reference to Exhibit 10.1 to the Form 8-K as filed on June 27, 2007).

**10.106	Fourth Amendment to the General Cable Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Form 8-K as filed on June 27, 2007).

*12.1	Computation of Ratio of Earnings to Fixed Charges

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) or 15d – 14

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) or 15d – 14

*32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Cable Corporation
Signed: August 8, 2007	By:	/s/ BRIAN J. ROBINSON
Brian J. Robinson
Senior Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)

Exhibit Index

3.3	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K as filed on July 25, 2007).

10.105	Amendment to the Supplemental Executive Retirement Plan of General Cable Corporation (incorporated by reference to Exhibit 10.1 to the Form 8-K as filed on June 27, 2007).

10.106	Fourth Amendment to the General Cable Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Form 8-K as filed on June 27, 2007).

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) or 15d – 14

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) or 15d – 14

32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.