Form 10-Q
period 2007-09-28
GENERAL CABLE CORP /DE/
filed 2007-11-07
CIK 886035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2007
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐     No☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 1, 2007

Common Stock, $0.01 per value	52,507,191

GENERAL CABLE CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL STATEMENTS
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2007	2006	2007	2006
Net sales	$1,135.3	$948.4	$3,317.0	$2,739.8

Cost of sales	971.8	826.4	2,820.6	2,390.7

Gross profit	163.5	122.0	496.4	349.1

Selling, general and administrative expenses	71.2	56.2	210.0	170.7

Operating income	92.3	65.8	286.4	178.4

Other income (expense)	(1.3)	(0.3)	(2.8)	0.7

Interest income (expense):
Interest expense	(10.2)	(8.3)	(29.7)	(30.7)
Interest income	5.1	0.7	12.0	1.9
Loss on extinguishment of debt	—	—	(25.1)	—

	(5.1)	(7.6)	(42.8)	(28.8)

Income before income taxes	85.9	57.9	240.8	150.3
Income tax provision	(24.7)	(20.8)	(78.8)	(50.3)

Net income	61.2	37.1	162.0	100.0

Less: preferred stock dividends	(0.1)	(0.1)	(0.3)	(0.3)

Net income applicable to common shareholders	$61.1	$37.0	$161.7	$99.7

Earnings per share

Earnings per common share-basic	$1.19	$0.74	$3.16	$2.00

Weighted average common shares-basic	51.3	50.3	51.1	49.8

Earnings per common share-assuming dilution	$1.11	$0.71	$2.99	$1.93

Weighted average common shares-assuming dilution	55.0	52.6	54.2	51.9

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	Sept. 28,	Dec. 31,
	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$479.6	$310.5
Receivables, net of allowances of $16.7 million at September 28, 2007 and $10.0 million at December 31, 2006	952.6	723.7
Inventories	641.1	563.1
Deferred income taxes	111.3	104.1
Prepaid expenses and other	56.9	32.9

Total current assets	2,241.5	1,734.3

Property, plant and equipment, net	484.6	416.7
Deferred income taxes	34.2	28.8
Other non-current assets	43.9	38.9

Total assets	$2,804.2	$2,218.7

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$785.8	$655.4
Accrued liabilities	394.8	284.3
Current portion of long-term debt	97.4	55.5

Total current liabilities	1,278.0	995.2

Long-term debt	724.1	685.1
Deferred income taxes	13.0	13.2
Other liabilities	164.3	90.8

Total liabilities	2,179.4	1,784.3

Commitments and Contingencies

Shareholders’ Equity:
Redeemable convertible preferred stock, at redemption value (liquidation preference of $50.00 per share):
September 28, 2007 — 101,940 outstanding shares
December 31, 2006 — 101,949 outstanding shares	5.1	5.1
Common stock, $0.01 par value, issued and outstanding shares:
September 28, 2007 — 52,334,098 (net of 5,124,278 treasury shares)
December 31, 2006 — 52,002,052 (net of 4,999,035 treasury shares)	0.6	0.6
Additional paid-in capital	265.3	245.5
Treasury stock	(60.2)	(53.0)
Retained earnings	381.8	238.8
Accumulated other comprehensive income (loss)	32.2	(2.6)

Total shareholders’ equity	624.8	434.4

Total liabilities and shareholders’ equity	$2,804.2	$2,218.7

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Nine Fiscal Months Ended
	Sept. 28,	Sept. 29,
	2007	2006
Cash flows of operating activities:
Net income	$162.0	$100.0
Adjustments to reconcile net income to net cash flows of operating activities:
Depreciation and amortization	42.9	38.3
Loss on extinguishment of debt	25.1	—
Foreign currency exchange (gain) loss	2.8	(0.7)
Deferred income taxes	(5.0)	7.5
Excess tax benefits from stock-based compensation	(10.4)	(11.4)
Loss on disposal of property	1.2	1.4
Changes in operating assets and liabilities, net of effect of acquisitions:
Increase in receivables	(151.7)	(205.6)
Increase in inventories	(23.0)	(79.2)
Increase in other assets	(8.4)	(2.1)
Increase in accounts payable, accrued and other liabilities	116.3	245.9

Net cash flows of operating activities	151.8	94.1

Cash flows of investing activities:
Capital expenditures	(73.9)	(46.5)
Proceeds from properties sold	0.8	0.5
Proceeds from acquisitions including cash acquired	28.0	—
Acquisitions, net of cash acquired	(9.9)	(28.1)
Other, net	1.7	0.6

Net cash flows of investing activities	(53.3)	(73.5)

Cash flows of financing activities:
Preferred stock dividends paid	(0.3)	(0.3)
Excess tax benefits from stock-based compensation	10.4	11.4
Proceeds from revolving credit borrowings	—	144.5
Repayments of revolving credit borrowings	—	(198.3)
Issuance of long-term debt, net of fees and expenses	318.3	—
Repayments of long-term debt, including fees and expenses	(300.6)	—
Proceeds of other debt	26.7	10.4
Proceeds from exercise of stock options	5.5	17.7

Net cash flows of financing activities	60.0	(14.6)

Effect of exchange rate changes on cash and cash equivalents	10.6	2.2

Increase in cash and cash equivalents	169.1	8.2
Cash and cash equivalents — beginning of period	310.5	72.2

Cash and cash equivalents — end of period	$479.6	$80.4

Supplemental Information
Cash paid during the period for:
Income tax payments, net of refunds	$57.3	$20.5

Interest paid	$32.4	$21.9

Non-cash investing and financing activities:
Issuance of nonvested shares	$4.2	$6.0

Entrance into capital leases	$—	$0.1

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
1. Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements of General Cable Corporation and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three and nine fiscal months ended September 28, 2007, are not necessarily indicative of results that may be expected for the full year. The December 31, 2006, condensed consolidated balance sheet amounts are derived from the audited financial statements but do not include all disclosures herein required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007. The Company’s fiscal year end is December 31. The Company’s fiscal quarters consist of 13-week periods ending on the Friday nearest to the end of the calendar months of March, June and September.
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
2. New Accounting Standards
In May 2007, FASB Staff Position (“FSP”) FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, was issued. FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.
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
3. Acquisitions and Divestitures
On April 30, 2007, the Company acquired Norddeutsche Seekabelwerke GmbH & Co. KG (“NSW”), located in Nordenham, Germany from Corning Incorporated. As a result of the transaction, the Company assumed liabilities in excess of the assets acquired, including approximately $41.9 million of pension liabilities (based on the prevailing exchange rate at April 30, 2007). The Company recorded initial proceeds of $17.0 million, net of $0.8 million fees and expenses, which included $12.3

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
million of cash acquired and $5.5 million for settlement of accounts receivable. In the third quarter of 2007, the Company received $11.0 million as a final settlement of the transaction.
A preliminary purchase price allocation based on the estimated fair values, or other measurements as applicable, of the assets acquired and the liabilities assumed at the date of acquisition is as follows (in millions at the prevailing exchange rate at April 30, 2007):

As of
April 30, 2007
Cash	$12.3
Accounts receivable	27.3
Inventories	27.4
Property, plant and equipment	0.9
Other current and noncurrent assets	1.6

Total assets	$69.5

Current liabilities	$38.2
Other liabilities	0.4
Pension liabilities	41.9

Total liabilities	$80.5

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
4. Inventories
General Cable values all of its North American inventories and all of its non-North American metal inventories using the last-in first-out (LIFO) method and all remaining inventories using the first-in first-out (FIFO) method. Inventories are stated at the

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
lower of cost or market value. The Company determines whether a lower of cost or market provision is required on a quarterly basis by computing whether inventory on hand, on a LIFO basis, can be sold at a profit based upon current selling prices less variable selling costs. No provision was required in the first nine fiscal months of 2007 or 2006. In the event that a provision is required in some future period, the Company will determine the amount of the provision by writing down the value of the inventory to the level of current selling prices less variable selling costs.
Inventories consisted of the following (in millions):

	Sept. 28,	Dec. 31,
	2007	2006
Raw materials	$96.1	$73.6
Work in process	140.6	94.9
Finished goods	404.4	394.6

Total	$641.1	$563.1

At September 28, 2007 and December 31, 2006, $448.7 million and $436.7 million, respectively, of inventories were valued using the LIFO method. Approximate replacement costs of inventories valued using the LIFO method totaled $713.3 million at September 28, 2007 and $632.3 million at December 31, 2006.
If in some future period, the Company was not able to recover the LIFO value of its inventory when replacement costs were lower than the LIFO value of the inventory, the Company would be required to take a charge to recognize in its income statement an adjustment of LIFO inventory to market value. In the third quarter of 2007, the Company recorded a $2.4 million LIFO gain for the liquidation of copper LIFO inventory as the Company reduced its inventory levels during a period when the replacement cost of copper exceeded the historical LIFO value.
The Company has consignment inventory at certain of its customer locations for purchase and use by the customer or other parties. General Cable retains title to the inventory and records no sale until it is ultimately sold either to the customer storing the inventory or to another party. In general, the value and quantity of the consignment inventory is verified by General Cable through either cycle counting or annual physical inventory counting procedures. At September 28, 2007 and December 31, 2006, the Company had approximately $40.0 million and $33.4 million, respectively, of consignment inventory at locations not operated by the Company with approximately 85% and 79%, respectively, of the consignment inventory being located throughout the United States and Canada.
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
Property, plant and equipment consisted of the following (in millions):

	Sept. 28,	Dec. 31,
	2007	2006
Land	$48.2	$39.1
Buildings and leasehold improvements	97.5	76.0
Machinery, equipment and office furnishings	597.9	518.4
Construction in progress	37.0	19.5

Total — gross book value	780.6	653.0
Less accumulated depreciation	(296.0)	(236.3)

Total — net book value	$484.6	$416.7

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
Depreciation expense for the three and nine fiscal months ended September 28, 2007 was $13.3 million and $38.9 million, respectively. Depreciation expense for the three and nine fiscal months ended September 29, 2006 was $11.9 million and $34.1 million, respectively.
The Company periodically evaluates the recoverability of the carrying amount of long-lived assets (including property, plant and equipment and intangible assets with determinable lives) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates events or changes in circumstances based mostly on actual historical operating results, but business plans, forecasts, general and industry trends, and anticipated cash flows are also considered. Impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings. The Company also continually evaluates the estimated useful lives of all long-lived assets and, when warranted, revises such estimates based on current events. No material impairment charges occurred during the three and nine fiscal months ended September 28, 2007 and September 29, 2006.
6. Goodwill and Other Intangible Assets
Goodwill and intangible assets with indefinite useful lives are not amortized, but are reviewed at least annually for impairment. If the carrying amount of goodwill or an intangible asset with an indefinite life exceeds its fair value, impairment loss is recognized in the amount equal to the excess. There was no goodwill or significant intangible assets with indefinite lives on the Company’s balance sheet as of September 28, 2007 or December 31, 2006.
Intangible assets that are not deemed to have indefinite lives are amortized over their useful lives. There were no significant amortizable intangible assets on the Company’s balance sheet at September 28, 2007 or December 31, 2006. No significant amortization expense was recognized during the three and nine fiscal months ended September 28, 2007 and September 29, 2006 and no significant amortization expense is anticipated to be recognized on current intangible assets in the next five years.
7. Long-Term Debt
Long-term debt consisted of the following (in millions):

	Sept. 28,	Dec. 31,
	2007	2006
9.5% Senior Notes due 2010	$4.8	$285.0
7.125% Senior Notes due 2017	200.0	—
Senior Floating Rate Notes	125.0	—
0.875% Convertible Notes	355.0	355.0
Spanish Term Loan	33.6	33.9
Capital leases	3.8	4.3
Other	99.3	62.4

Total debt	821.5	740.6
Less current maturities	97.4	55.5

Long-term debt	$724.1	$685.1

Weighted average interest rates on the above outstanding balances were as follows:

9.5% Senior Notes due 2010	9.5%	9.5%
7.125% Senior Notes due 2017	7.125%	—
Senior Floating Rate Notes	7.606%	—
0.875% Convertible Notes	0.875%	0.875%
Spanish Term Loan	5.1%	4.6%
Capital leases	6.5%	6.5%
Other	4.5%	3.8%
On March 6, 2007, the Company commenced a cash tender offer (the “Offer”) to purchase, at $1,070.72 (per $1,000.00 9.5% Senior Note), any and all of the $285.0 million outstanding aggregate principal amount of the 9.5% Senior Notes that were issued in November 2003, bear interest at a fixed rate of 9.5% and mature in 2010. Also, in conjunction with the Offer, the Company received consent, on March 15, 2007, to effect certain amendments to the indenture governing the 9.5% Senior

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
Notes that eliminated substantially all of the restrictive covenants. Approximately 98% of the 9.5% Senior Notes were tendered, with the Company making total cash payments of approximately $280.2 million for the 9.5% Senior Notes, $9.3 million for accrued interest and $19.8 million for the inducement premium. The Company recognized a pre-tax loss on the extinguishment of debt of approximately $25.1 million, consisting of $20.5 million for the inducement premium and related tender fees and expenses and the write-off of approximately $4.6 million in unamortized fees and expenses. General Cable Corporation and its U.S. wholly-owned subsidiaries continue to fully and unconditionally guarantee the remaining $4.8 million of 9.5% Senior Notes remaining on September 28, 2007 on a joint and several basis. The estimated fair value of the remaining 9.5% Senior Notes was approximately $5.1 million at September 28, 2007.
On March 21, 2007, the Company completed the issuance and sale of $325.0 million in aggregate principal amount of new senior unsecured notes, comprised of $125.0 million of Senior Floating Rate Notes due 2015 (the “Senior Floating Rate Notes”) and $200.0 million of 7.125% Senior Fixed Rate Notes due 2017 (the “7.125% Senior Notes” and together, the “Notes”). The Notes are jointly and severally guaranteed by the Company’s U.S. subsidiaries. The Notes were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). An exchange offer commenced on June 11, 2007 and was completed on July 26, 2007 to replace the unregistered Notes with registered Notes with like terms pursuant to an effective Registration Statement on Form S-4.
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
The Company’s current senior secured revolving credit facility (“Amended Credit Facility”), as amended, is a five-year, $300.0 million asset based revolving credit agreement that includes an approximate $50.0 million sublimit for the issuance of commercial and standby letters of credit and a $20.0 million sublimit for swingline loans. Loans under the Amended Credit Facility bear interest at the Company’s option, equal to either an alternate base rate (prime plus 0.00% to 0.50%) or an adjusted LIBOR rate plus an applicable margin percentage (LIBOR plus 1.00% to 1.75%). The applicable margin percentage is subject to adjustments based upon the excess availability, as defined. At September 28, 2007, the Company had no outstanding borrowings, had undrawn availability of $239.8 million under the Amended Credit Facility, and was in compliance with all covenants under the Amended Credit Facility. The Company had outstanding letters of credit related to this Amended Credit Facility of $31.4 million at September 28, 2007.

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
The Company’s 0.875% Convertible Notes were issued in November of 2006 in the amount of $355.0 million, pursuant to the Company’s effective Registration Statement on Form S-3. The 0.875% Convertible Notes bear interest at a fixed rate of 0.875%, payable semi-annually in arrears, and mature in 2013. The 0.875% Convertible Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company’s wholly-owned U.S. subsidiaries. The estimated fair value of the 0.875% Convertible Notes was approximately $528.7 million at September 28, 2007.
The 0.875% Convertible Notes are convertible at the option of the holder into the Company’s common stock at an initial conversion price of $50.36 per share (approximating 19.856 shares per $1,000 principal amount of the 0.875% Convertible Notes), upon the occurrence of certain events, including (i) during any calendar quarter commencing after March 31, 2007 in which the closing price of the Company’s common stock is greater than or equal to 130% of the conversion price for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter (establishing a contingent conversion price of $65.47 per share); (ii) during any five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of 0.875% Convertible Notes for each day of that period is less than 98% of the product of the closing sale price of the Company’s common stock and the applicable conversion rate; (iii) distributions to holders of the Company’s common stock are made or upon specified corporate transactions including a consolidation or merger; and (iv) at any time during the period beginning on October 15, 2013 and ending on the close of business on the business day immediately preceding the stated maturity date. In addition, upon events defined as a “fundamental change” under the 0.875% Convertible Note indenture, holders of the 0.875% Convertible Notes may require the Company to repurchase the 0.875% Convertible Notes. If upon the occurrence of such events in which the holders of the 0.875% Convertible Notes exercise the conversion provisions, the Company would need to remit the principal balance of the 0.875% Convertible Notes to the holders in cash. As a result, the Company would be required to classify the entire amount outstanding of the 0.875% Convertible Notes as a current liability. The evaluation of the classification of amounts outstanding associated with the 0.875% Convertible Notes will occur every quarter.
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
The Spanish Term Loan of €50 million was issued in December 2005 and was available in up to three tranches, with an interest rate of Euribor plus 0.8% to 1.5% depending on certain debt ratios. Two of the tranches have expired. The remaining tranche of the Spanish Term Loan is repayable in fourteen semi-annual installments, maturing seven years following the draw down. As of September 28, 2007, the U.S. dollar equivalent of $33.6 million was drawn under this term loan facility and no availability remains under the Spanish Term Loan.
The Spanish Credit Facility of €25 million was issued in December 2005, matures at the end of five years and carries an interest rate of Euribor plus 0.6% to 1.0% depending on certain debt ratios. No funds are currently drawn under the Spanish Credit Facility, leaving undrawn availability of approximately the U.S. dollar equivalent of $35.6 million as of September 28,

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
2007. Commitment fees ranging from 15 to 25 basis points per annum on any unused commitments under the Spanish Credit Facility will be assessed to Grupo General Cable Sistemas, S.A., and are payable on a quarterly basis.
The Spanish Term Loan and Spanish Credit Facility are subject to certain financial ratios of the Company’s European subsidiaries, the most restrictive of which is net debt to EBITDA (earnings before interest, taxes, depreciation and amortization). At September 28, 2007, the Company was in compliance with all covenants under these facilities. In addition, the indebtedness under the combined facilities is guaranteed by the Company’s Portuguese subsidiary and by Silec Cable, S.A.
On August 31, 2006, the Company acquired ECN Cable and assumed the U.S. dollar equivalent of $38.6 million (at prevailing exchange rates during that period) of mostly short-term ECN Cable debt as a part of the acquisition. On December 15, 2006, approximately $6.9 million (at the prevailing exchange rate on that date) of debt was paid and cancelled. As of September 28, 2007, ECN Cable’s debt was the U.S. dollar equivalent of $29.9 million. The debt consisted of approximately $2.3 million relating to an uncommitted accounts receivable facility and approximately $27.6 million of short-term financing agreements at various interest rates. In addition, ECN Cable has an €11 million ($15.7 million US dollar equivalent) debt facility that charges interest at Euribor plus 0.5%. No funds are currently drawn under this facility.
In addition to the Spanish Term Loan and Spanish Credit Facility, the Company has approximately $135.2 million of uncommitted facilities in Europe, which are secured by the respective company’s accounts receivable. At September 28, 2007, $49.0 million (including $2.3 million at ECN, mentioned above) of these debt facilities were drawn.
At September 28, 2007, maturities of long-term debt during twelve month periods beginning September 29, 2007 through September 30, 2012 are $97.4 million, $7.2 million, $7.2 million, $11.5 million and $6.1 million, respectively, and $692.1 million thereafter.
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
Cash Flow Hedges
General Cable has utilized interest rate swaps to manage its interest expense exposure by fixing its interest rate on a portion of the Company’s floating rate debt. Under the swap agreements, General Cable typically paid a fixed rate while the counterparty paid to General Cable the difference between the fixed rate and the three-month LIBOR rate. During 2001, the Company entered into several interest rate swaps which effectively fixed interest rates for borrowings under a former credit facility and other debt. At September 28, 2007, the remaining outstanding interest rate swap had a notional value of $9.0 million, an interest rate of 4.49% and matures in October 2011. The Company does not provide or receive any collateral specifically for this contract. The fair value of interest rate derivatives, which are designated as and qualify as cash flow hedges as defined in SFAS No. 133, are based on quoted market prices and third party provided calculations, which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments. At September 28, 2007 and December 31, 2006, the net unrealized loss on the interest rate derivative and the related carrying value was $(0.4) million and $(0.4) million, respectively.
Outside of North America, General Cable enters into commodity futures contracts, which are designated as and qualify as cash flow hedges as defined in SFAS No. 133, for the purchase of copper, aluminum and lead for delivery in a future month to match certain sales transactions. At September 28, 2007 and December 31, 2006, General Cable had an unrealized gain (loss) of $10.2 million and $(10.8) million, respectively, on the commodity futures.
The Company enters into forward exchange contracts, which are designated as and qualify as cash flow hedges as defined in SFAS No. 133, principally to hedge the currency fluctuations in certain transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. Principal transactions hedged during the year were firm sales and purchase commitments. The fair value of foreign currency contracts represents the

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At September 28, 2007 and December 31, 2006, the net unrealized loss on foreign currency contracts was $(22.6) million and $(5.6) million, respectively.
Interest rate swaps are used to manage interest expense exposure by fixing the interest rate on a portion of floating rate debt. Commodity and foreign currency contracts are used to hedge future sales and purchase commitments. Unrealized gains and losses on these derivative financial instruments are recorded in other comprehensive income (loss) until the underlying transaction occurs and is recorded in the statement of operations at which point such amounts included in other comprehensive income (loss) are recognized in income, which generally will occur over periods of less than one year. During the three and nine fiscal months ended September 28, 2007, a $0.1 million gain and less than a $0.1 million gain, respectively, was reclassified from accumulated other comprehensive income to the statement of operations. During the three and nine fiscal months ended September 29, 2006, a $8.3 million gain and a $16.6 million gain, respectively, were reclassified from accumulated other comprehensive income to the statement of operations.
Net Investment Hedge
In October 2005, the Company entered into a U.S. dollar to Euro cross currency and interest rate swap agreement with a notional value of $150 million, which is designated as and qualifies as a net investment hedge of the Company’s net investment in its European operations, in order to hedge the effects of the changes in spot exchange rates on the value of the net investment. The swap has a term of just over two years with a maturity date of November 15, 2007. The fair value of the cross currency and interest rate swap is determined with the assistance of third party provided calculations. At September 28, 2007 and December 31, 2006, the net unrealized loss on the swap was $28.6 million and $15.2 million, respectively. The swap is marked-to-market quarterly using the “spot method” to measure the amount of hedge ineffectiveness. Changes in the fair value of the swap as they relate to spot exchange rates are recorded as other comprehensive income (loss) whereas changes in the fair value of the swap as they relate to the interest rate differential and the change in interest rate differential since the last marked-to-market date, equaling approximately $0.9 million and $(0.3) million, respectively, as of September 28, 2007 and December 31, 2006, are recognized currently in earnings for the period. The unrealized loss recognized in other comprehensive income (loss) will be recorded in the statement of operations at a future point in time if the Company divests of its European operations.
Fair Value of Designated Derivatives
The notional amounts and fair values of these designated cash flow and net investment hedge financial instruments at September 28, 2007 and December 31, 2006 are shown below (in millions). The carrying amount of the financial instruments was a net liability of $(40.5) million and $(31.1) million at September 28, 2007 and December 31, 2006, respectively.

	Sept. 28, 2007		Dec. 31, 2006
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Cash flow hedges:
Interest rate swap	$9.0	$(0.4)	$9.0	$(0.4)
Commodity futures	163.2	10.2	217.6	(10.8)
Foreign currency forward exchange	369.9	(22.6)	152.0	(5.6)
Net investment hedges:
Cross currency and interest rate swap	150.0	(27.7)	150.0	(14.3)

		$(40.5)		$(31.1)

Other Forward Pricing Agreements
In the normal course of business, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption of SFAS No. 133 because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At September 28, 2007 and December 31, 2006, General Cable had $111.3 million and $165.4 million,

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
respectively, of future copper and aluminum purchases that were under forward pricing agreements. At September 28, 2007 and December 31, 2006, the fair value of these arrangements were $118.7 million and $155.3 million, respectively, and General Cable had an unrealized gain (loss) of $7.4 million and $(10.1) million, respectively, related to these transactions. General Cable expects the unrealized losses, if any, under these agreements to be offset as a result of firm sales price commitments with customers.
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
In connection with the January 1, 2007 adoption of FIN 48, the Company recognized an $18.8 million decrease in opening retained earnings. As of January 1, 2007, the Company had total unrecognized tax benefits of $45.6 million, of which $37.2 million would have a favorable impact on the effective tax rate if recognized. For the first nine months of 2007, $5.7 million of additional unrecognized tax benefits have been accrued for uncertain tax positions recorded in the opening balance sheet of acquired entities and tax positions likely to be taken for the current year, all of which would have a favorable impact on the effective tax rate if recognized. It is reasonably possible that approximately $2.0 million of unrecognized tax benefits related to various foreign and multi-state tax positions could change within the next twelve months due to the expiration of the statute of limitations.
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
The Company files income tax returns in the United States and numerous foreign, state and local tax jurisdictions. Tax years that are open for examination and assessment by the Internal Revenue Service are 2004 through 2006. With limited exceptions, tax years prior to 2003 are no longer open in major foreign, state or local tax jurisdictions.
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
The components of net periodic benefit cost for pension benefits were as follows (in millions):

	Three Fiscal Months Ended
	Sept. 28, 2007		Sept. 29, 2006
	U.S. Plans	Non-U.S Plans	U.S. Plans	Non-U.S. Plans
Service cost	$0.3	$0.2	$0.4	$0.2
Interest cost	2.0	0.5	2.1	0.5
Expected return on plan assets	(2.6)	(0.5)	(2.5)	(0.3)
Amortization of prior service cost	0.1	0.1	0.3	—
Amortization of net loss	0.6	0.1	0.7	0.2
Curtailment loss	—	—	—	—
Settlement gain	—	—	—	—

Net pension expense (gain)	$0.4	$0.4	$1.0	$0.6

	Nine Fiscal Months Ended
	Sept. 28, 2007		Sept. 29, 2006
	U.S. Plans	Non-U.S Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1.3	$0.6	$1.4	$0.7
Interest cost	6.3	1.5	6.6	1.3
Expected return on plan assets	(7.8)	(1.4)	(7.3)	(1.1)
Amortization of prior service cost	0.7	0.1	0.9	0.1
Amortization of net loss	1.5	0.4	2.1	0.3
Curtailment loss	3.2	—	—	—
Settlement gain	(4.3)	—	—	—

Net pension expense	$0.9	$1.2	$3.7	$1.3

Defined benefit pension plan cash contributions for the three and nine fiscal months ended September 28, 2007 were $3.2 million and $5.6 million, respectively. Defined benefit pension plan cash contributions for the three and nine fiscal months ended September 29, 2006 were $4.7 million and $7.0 million, respectively.
Postretirement Benefits Other Than Pensions
General Cable has postretirement benefit plans that provide medical and life insurance for certain retirees and eligible dependents. General Cable funds the plans as claims or insurance premiums are incurred.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
Net postretirement benefit expense included the following components (in millions):

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2007	2006	2007	2006
Service cost	$—	$—	$0.1	$0.1
Interest cost	0.2	0.2	0.4	0.5
Net amortization and deferral	0.1	0.1	0.2	0.2

Net postretirement benefit expense	$0.3	$0.3	$0.7	$0.8

Defined Contribution Plans
Expense under both U.S. and non-U.S. defined contribution plans generally equals up to six percent of each eligible employee’s covered compensation based on the location and status of the employee. The net defined contribution plan expense recognized for the three and nine fiscal months ended September 28, 2007 was $2.0 million and $6.5 million, respectively. The net defined contribution plan expense recognized for the three and nine fiscal months ended September 29, 2006 was $1.8 million and $6.0 million, respectively.
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
The Trust also holds nonvested and subsequently vested stock and restricted stock shares of the Company. The Company’s nonvested and subsequently vested stock and restricted stock that is held by the Trust has been accounted for in additional paid-in capital since the adoption of SFAS 123(R) on January 1, 2006, and prior to that date, had been accounted for in other shareholders’ equity in the consolidated balance sheet. The market value of this nonvested and subsequently vested stock and

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
restricted stock was $41.9 million as of September 28, 2007 and $30.5 million as of December 31, 2006. The market value of investment in the GCSF, accounted for in treasury stock, was $2.9 million as of September 28, 2007 and was insignificant as of December 31, 2006. The market value of the assets held by the Trust, exclusive of the market value of the GCSF and the shares of the Company’s nonvested and subsequently vested stock and restricted stock, was $18.1 million as of September 28, 2007 and $12.3 million as of December 31, 2006, and was classified as “other non-current assets” in the consolidated balance sheet. Amounts payable to the plan participants as of September 28, 2007, excluding the market value of the shares of the Company’s nonvested and subsequently vested stock and restricted stock, was $21.0 million as of September 28, 2007 and $12.3 million as of December 31, 2006, and was classified as “other liabilities” in the consolidated balance sheet.
In accordance with EITF 97-14, all market value fluctuations of the Trust assets, exclusive of the shares of nonvested and subsequently vested stock and restricted stock of the Company, have been reflected in other comprehensive income (loss). Increases or decreases in the market value of the deferred compensation liability, excluding the shares of nonvested and subsequently vested stock and restricted stock of the Company held by the Trust, are included in compensation expense in the consolidated statement of operations. Based on the changes in the total market value of the Trust’s assets, exclusive of the nonvested and subsequently vested stock and restricted stock, the Company recorded net compensation expense of $(0..3) million and $0.4 million, respectively, for the three fiscal months ended September 28, 2007 and September 29, 2006 and $1.9 million and $2.6 million, respectively, for the nine fiscal months ended September 28, 2007 and September 29, 2006.
The components of accumulated other comprehensive income (loss) consisted of the following (in millions):

	Sept. 28,	Dec. 31,
	2007	2006
Foreign currency translation adjustment	$83.6	$44.8
Pension adjustments, net of tax	(27.0)	(27.0)
Change in fair value of derivatives, net of tax	(26.9)	(20.2)
Unrealized investment gains, net of tax	8.0	6.4
Adoption of SFAS 158, net of tax	(7.0)	(7.0)
Other	1.5	0.4

Total	$32.2	$(2.6)

Comprehensive income is as follows (in millions):

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2007	2006	2007	2006
Net income	$61.2	$37.1	$162.0	$100.0
Currency translation gain	23.7	1.1	38.8	13.1
Change in fair value of derivatives, net of tax	(13.0)	(6.0)	(6.7)	(1.9)
Unrealized investment gain, net of tax	(0.3)	0.4	1.6	2.6

Comprehensive net income	$71.6	$32.6	$195.7	$113.8

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
The adoption of SFAS 123(R)’s fair value method lowered pre-tax income by $0.3 million and $0.1 million, respectively, lowered net income by $0.2 million and $0.1 million, respectively, and lowered basic and diluted earnings per share by $0.01 per share for the three fiscal months ended September 28, 2007 and September 29, 2006, giving effect to the recognition of the Company’s compensation cost from stock options as estimated using the Black-Scholes valuation model. Pre-tax income was lowered by $1.4 million and $0.8 million, respectively, net income was lowered by $0.9 million and $0.5 million, respectively, and basic and diluted earnings per share was lowered by $0.02 and $0.01, respectively, for the nine fiscal months ended September 28, 2007 and September 29, 2006. In addition, the Company continued to record compensation expense related to nonvested stock awards as a component of selling, general and administrative expense. The three and nine fiscal

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
months ended September 28, 2007 included $0.0 million and $0.3 million, respectively, of compensation costs related to performance-based nonvested stock awards (as compared to $0.1 million and $1.0 million, respectively, for the three and nine fiscal months ended September 29, 2006) and $0.7 million and $2.9 million, respectively, related to all other nonvested stock awards (as compared to $0.4 million and $2.0 million, respectively, for the three and nine fiscal months ended September 28, 2006). For the three fiscal months ended September 28, 2007 and September 29, 2006, all share-based compensation costs lowered pre-tax earnings by $0.9 million and $0.6 million, respectively, lowered net income by $0.6 million and $0.4 million, respectively, and lowered basic and diluted earnings per share by $0.01 per share and $0.01 per share, respectively. For the nine fiscal months ended September 28, 2007 and September 29, 2006, all share-based compensation costs lowered pre-tax earnings by $4.6 million and $3.9 million, respectively, lowered net income by $2.8 million and $2.5 million, respectively, and lowered basic and diluted earnings per share by $0.05 per share and $0.05 per share, respectively.
The Company also recognized approximately $1.1 million and $3.0 million, respectively, of excess tax benefits on share-based compensation for the three fiscal months ended September 28, 2007 and September 29, 2006 and approximately $10.4 million and $11.4 million, respectively, for the nine fiscal months ended September 28, 2007 and September 29, 2006 in its Condensed Consolidated Statements of Cash Flows as financing cash inflows that would have been classified as operating cash inflows prior to the adoption of SFAS 123(R). The Company has elected the alternative method, as discussed in FASB Staff Position FAS 123(R)-3: Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards, to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R).
No material changes in financial condition and results of operations have occurred from share-based compensation between the current period and the prior comparative periods. Additional information regarding share-based compensation and the Company’s share-based compensation plans are available in the Company’s 2006 Annual Report on Form 10-K as filed on March 1, 2007.
13. Shipping and Handling Costs
All shipping and handling amounts billed to a customer in a sales transaction are classified as revenue. Shipping and handling costs associated with storage and handling of finished goods and storage and handling of shipments to customers are included in cost of sales and totaled $30.0 million and $28.0 million, respectively, for the three fiscal months ended September 28, 2007 and September 29, 2006 and $85.2 million and $82.4 million, respectively, for the nine fiscal months ended September 28, 2007 and September 29, 2006.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
14. Earnings Per Common Share
A reconciliation of the numerator and denominator of earnings per common share — basic to earnings per common share — assuming dilution is as follows (in millions, except per share data):

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2007	2006	2007	2006
Earnings per common share – basic:
Net income	$61.2	$37.1	$162.0	$100.0
Less: preferred stock dividends	(0.1)	(0.1)	(0.3)	(0.3)

Net income for basic EPS computation (1)	$61.1	$37.0	$161.7	$99.7

Weighted average shares outstanding for basic EPS computation (2)	51.3	50.3	51.1	49.8

Earnings per common share — basic	$1.19	$0.74	$3.16	$2.00

Earnings per common share – assuming dilution:
Net income	$61.2	$37.1	$162.0	$100.0
Less: preferred stock dividends, if applicable	—	—	—	—

Net income for diluted EPS computation(1)	$61.2	$37.1	$162.0	$100.0

Weighted average shares outstanding including nonvested shares	52.3	51.3	52.2	50.8
Dilutive effect of stock options and restricted stock units	0.4	0.8	0.4	0.6
Dilutive effect of convertible notes	1.8	—	1.1	—
Dilutive effect of assumed conversion of preferred stock	0.5	0.5	0.5	0.5

Weighted average shares outstanding for diluted EPS computation(2)	55.0	52.6	54.2	51.9

Earnings per common share – assuming dilution	$1.11	$0.71	$2.99	$1.93

(1)	Numerator

(2)	Denominator
Under EITF 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share”, and EITF 90-19, and because of the Company’s obligation to settle the par value of the 0.875% Convertible Notes in cash, the Company is not required to include any shares underlying the 0.875% Convertible Notes in its weighted average shares outstanding – assuming dilution until the average stock price per share for the quarter exceeds the $50.36 conversion price of the 0.875% Convertible Notes and only to the extent of the additional shares that the Company may be required to issue in the event that the Company’s conversion obligation exceeds the principal amount of the 0.875% Convertible Notes converted. These conditions had occurred as of September 28, 2007. The average stock price for the quarter was approximately $67.16 per share and was $60.01 for the nine fiscal months ending September 28, 2007. Therefore, approximately 1.8 million shares and 1.1 million shares, respectively, were included in the weighted average shares outstanding – assuming dilution as of September 28, 2007. Shares underlying the warrants discussed in Note 7 will be included in the weighted average shares outstanding – assuming dilution when the average stock price per share for a quarter exceeds the $76.00 strike price of the warrants, and shares underlying the note hedges, per the guidance in SFAS 128, Earnings per Share, will not be included in the weighted average shares outstanding – assuming dilution because the impact of the shares will always be anti-dilutive. The condition to include underlying shares related to the warrants had not been met as of September 28, 2007.

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

			Total Treasury		Incremental Shares
			Method	Shares Due to the	Issued by the
Share	Shares Underlying 0.875%	Warrant	Incremental	Company under	Company upon
Price	Convertible Notes	Shares	Shares(1)	Note Hedges	Conversion(2)
$ 50.36	—	—	—	—	—
$ 60.36	1,167,502	—	1,167,502	(1,167,502)	—
$ 70.36	2,003,400	—	2,003,400	(2,003,400)	—
$ 80.36	2,631,259	382,618	3,013,877	(2,631,259)	382,618
$ 90.36	3,120,150	1,120,363	4,240,513	(3,120,150)	1,120,363
$100.36	3,511,614	1,711,088	5,222,702	(3,511,614)	1,711,088

(1)	Represents the number of incremental shares that must be included in the calculation of fully diluted shares under U.S. GAAP.

(2)	Represents the number of incremental shares to be issued by the Company upon conversion of the 0.875% Convertible Notes, assuming concurrent settlement of the note hedges and warrants.
15. Segment Information
General Cable has twelve operating segments and eight reportable operating segments: North American Electric Utility, International Electric Utility, North American Portable Power and Control, North American Electrical Infrastructure, International Electrical Infrastructure, Transportation and Industrial Harnesses, Telecommunications and Networking. These segments are strategic business units organized around product categories, and secondarily around geographic considerations, that follow management’s internal organization structure.
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
Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial statements. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions on how to allocate resources and assess performance. Under the criteria of SFAS 131, the Company has twelve operating segments and eight reportable segments. The following table summarizes the relationship between the Company’s operating segments and reportable segments:

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)

Operating Segments	Reportable Segments
North American Utility	North American Electric Utility
European Utility	International Electric Utility
Asia-Pacific Utility	International Electric Utility
Portable Cord & Electronics	North American Portable Power and Control
Industrial Products	North American Electrical Infrastructure
European Industrial & Specialty Cables	International Electrical Infrastructure
Asia-Pacific Industrial & Specialty Cables	International Electrical Infrastructure
Specialty Wire Harnesses	Transportation and Industrial Harnesses
Telecommunications	Telecommunications
Datacom Products	Networking
European Communications	Networking
Asia-Pacific Communications	Networking
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
Summarized financial information for the Company’s reportable segments for the three fiscal months and nine fiscal months ended September 28, 2007 and September 29, 2006 and as of September 28, 2007 and December 31, 2006 is as follows (in millions).

	Three Fiscal Months Ended
	Sept. 28, 2007	Sept. 29, 2006
Net sales:
North American Electric Utility	$215.5	$200.3
International Electric Utility	222.2	155.7
North American Portable Power and Control	88.1	75.0
North American Electrical Infrastructure	111.3	82.6
International Electrical Infrastructure	271.6	225.3
Transportation and Industrial Harnesses	36.3	28.6
Telecommunications	75.1	95.3
Networking	115.2	85.6

Total net sales	$1,135.3	$948.4

	Three Fiscal Months Ended
	Sept. 28, 2007	Sept. 29, 2006
Operating income:
North American Electric Utility	$19.6	$14.9
International Electric Utility	20.8	14.3
North American Portable Power and Control	6.7	6.5
North American Electrical Infrastructure	12.4	4.6
International Electrical Infrastructure	15.3	15.0
Transportation and Industrial Harnesses	4.9	3.9
Telecommunications	3.4	5.1
Networking	9.2	1.5

Total operating income	$92.3	$65.8

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)

	Nine Fiscal Months Ended
	Sept. 28, 2007	Sept. 29, 2006
Net sales:
North American Electric Utility	$659.9	$589.1
International Electric Utility	624.4	426.5
North American Portable Power and Control	256.8	225.6
North American Electrical Infrastructure	307.3	238.6
International Electrical Infrastructure	810.3	656.7
Transportation and Industrial Harnesses	107.1	87.9
Telecommunications	241.1	281.6
Networking	310.1	233.8

Total net sales	$3,317.0	$2,739.8

	Nine Fiscal Months Ended
	Sept. 28, 2007	Sept. 29, 2006
Operating income:
North American Electric Utility	$67.0	$35.2
International Electric Utility	60.4	37.7
North American Portable Power and Control	17.6	17.0
North American Electrical Infrastructure	30.6	9.2
International Electrical Infrastructure	61.5	42.9
Transportation and Industrial Harnesses	15.2	11.6
Telecommunications	13.7	23.6
Networking	20.4	1.2

Total operating income	$286.4	$178.4

	As of
	Sept. 28, 2007	Dec. 31, 2006
Identifiable assets:
North American Electric Utility	$260.0	$214.7
International Electric Utility	603.0	436.5
North American Portable Power and Control	146.9	125.4
North American Electrical Infrastructure	141.1	106.3
International Electrical Infrastructure	697.5	505.0
Transportation and Industrial Harnesses	67.9	55.1
Telecommunications	159.9	147.1
Networking	276.8	218.5
Corporate	451.1	410.1

Total assets	$2,804.2	$2,218.7

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
At September 28, 2007 and December 31, 2006, General Cable had an accrued liability of approximately $1.9 million and $1.9 million, respectively, for various environmental-related liabilities of which General Cable is aware. American Premier Underwriters Inc., a former parent of General Cable, agreed to indemnify General Cable against all environmental-related liabilities arising out of General Cable’s or its predecessors’ ownership or operation of the Indiana Steel & Wire Company and Marathon Manufacturing Holdings, Inc. businesses (which were divested by General Cable), without limitation as to time or

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
amount. While it is difficult to estimate future environmental-related liabilities accurately, General Cable does not currently anticipate any material adverse impact on its results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.
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
In addition, Company subsidiaries have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by the Company. At September 28, 2007, there were approximately 1,272 non-maritime claims and 33,430 maritime asbestos claims outstanding. At September 28, 2007 and December 31, 2006, General Cable had accrued, on a gross basis, approximately $5.3 million and $5.2 million, respectively, and had recorded approximately $0.5 million of insurance recoveries for these lawsuits.
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
The Company’s principal U.S. operating subsidiary has unconditionally guaranteed the payments required to be made to the parties involved in the cross currency and interest rate swap that the Company entered into in 2005. The guarantee continues until the commitment under the swap has been paid in full, including principal plus interest, with the final amount due in November 2007. The maximum exposure under this guarantee was approximately $181.9 million as of September 28, 2007, and the net exposure position was an unfavorable $24.8 million. As of September 28, 2007, no significant liability was recorded on the Company’s condensed consolidated balance sheet for this guarantee.
The Company had outstanding letters of credit related to its Amended Credit Facility of approximately $31.4 million as of September 28, 2007 and December 31, 2006. These letters of credit are primarily renewed on an annual basis, and the majority of the amount relates to risks associated with an outstanding industrial revenue bond, with self insurance claims and with defined benefit plan obligations. The Company also had approximately $59.3 million in letters of credit related to Silec to cover risks associated with performance on some of its contracts as of September 28, 2007.
17. Supplemental Guarantor Information
General Cable Corporation and its material U.S. wholly-owned subsidiaries fully and unconditionally guarantee the remaining $4.8 million of the 9.5% Senior Notes due 2010, the $200.0 million of 7.125% Senior Notes due 2017, the $125.0 million of Senior Floating Rate Notes due 2015, and the $355.0 million of 0.875% Convertible Notes due 2013 of General Cable Corporation (the Issuer) on a joint and several basis. The following presents financial information about the Issuer, guarantor

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
subsidiaries and non-guarantor subsidiaries in millions. All of the Company’s subsidiaries are “restricted subsidiaries” for purposes of the debt instruments. Intercompany transactions are eliminated.
Condensed Statements of Operations
Three Fiscal Months Ended September 28, 2007

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$479.8	$655.5	$—	$1,135.3
Intercompany	13.2	—	—	(13.2)	—

	13.2	479.8	655.5	(13.2)	1,135.3
Cost of sales	—	403.0	568.8	—	971.8

Gross profit	13.2	76.8	86.7	(13.2)	163.5
Selling, general and administrative expenses	10.8	36.0	37.6	(13.2)	71.2

Operating income	2.4	40.8	49.1	—	92.3
Other income (expense)	—	0.1	(1.4)	—	(1.3)
Interest income (expense):
Interest expense	(7.2)	(14.6)	(3.4)	15.0	(10.2)
Interest income	17.3	0.3	2.5	(15.0)	5.1

	10.1	(14.3)	(0.9)	—	(5.1)

Income before income taxes	12.5	26.6	46.8	—	85.9
Income tax provision	(4.5)	(7.7)	(12.5)	—	(24.7)
Equity in net income of subsidiaries	53.2	34.3	—	(87.5)	—

Net income	61.2	53.2	34.3	(87.5)	61.2
Less: preferred stock dividends	(0.1)	—	—	—	(0.1)

Net income applicable to common shareholders	$61.1	$53.2	$34.3	$(87.5)	$61.1

Condensed Statements of Operations
Nine Fiscal Months Ended September 28, 2007

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,424.6	$1,892.4	$—	$3,317.0
Intercompany	35.8	—	—	(35.8)	—

	35.8	1,424.6	1,892.4	(35.8)	3,317.0
Cost of sales	—	1,192.5	1,628.1	—	2,820.6

Gross profit	35.8	232.1	264.3	(35.8)	496.4
Selling, general and administrative expenses	33.9	99.5	112.4	(35.8)	210.0

Operating income (loss)	1.9	132.6	151.9	—	286.4
Other income (expense)	—	0.1	(2.9)	—	(2.8)
Interest income (expense):
Interest expense	(22.8)	(48.3)	(9.3)	50.7	(29.7)
Interest income	56.0	0.9	5.8	(50.7)	12.0
Loss on extinguishment of debt	(25.1)	—	—	—	(25.1)

	8.1	(47.4)	(3.5)	—	(42.8)

Income (loss) before income taxes	10.0	85.3	145.5	—	240.8
Income tax (provision) benefit	(3.6)	(29.1)	(46.1)	—	(78.8)
Equity in net income of subsidiaries	155.6	99.4	—	(255.0)	—

Net income	162.0	155.6	99.4	(255.0)	162.0
Less: preferred stock dividends	(0.3)	—	—	—	(0.3)

Net income applicable to common shareholders	$161.7	$155.6	$99.4	$(255.0)	$161.7

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
Condensed Statements of Operations
Three Fiscal Months Ended September 29, 2006

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$444.3	$504.1	$—	$948.4
Intercompany	11.0	—	—	(11.0)	—

	11.0	444.3	504.1	(11.0)	948.4
Cost of sales	—	386.9	439.5	—	826.4

Gross profit	11.0	57.4	64.6	(11.0)	122.0
Selling, general and administrative expenses	13.8	26.2	27.2	(11.0)	56.2

Operating income	(2.8)	31.2	37.4	—	65.8
Other income	—	—	(0.3)	—	(0.3)
Interest income (expense):
Interest expense	(4.8)	(15.9)	(2.0)	14.4	(8.3)
Interest income	13.4	0.2	1.5	(14.4)	0.7

	8.6	(15.7)	(0.5)	—	(7.6)

Income before income taxes	5.8	15.5	36.6	—	57.9
Income tax provision	(2.1)	(7.7)	(11.0)	—	(20.8)
Equity in net income of subsidiaries	33.4	25.6	—	(59.0)	—

Net income	37.1	33.4	25.6	(59.0)	37.1
Less: preferred stock dividends	(0.1)	—	—	—	(0.1)

Net income applicable to common shareholders	$37.0	$33.4	$25.6	$(59.0)	$37.0

Condensed Statements of Operations
Nine Fiscal Months Ended September 29, 2006

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,299.5	$1,440.3	$—	$2,739.8
Intercompany	36.7	—	—	(36.7)	—

	36.7	1,299.5	1,440.3	(36.7)	2,739.8
Cost of sales	—	1,128.5	1,262.2	—	2,390.7

Gross profit	36.7	171.0	178.1	(36.7)	349.1
Selling, general and administrative expenses	37.8	90.8	78.8	(36.7)	170.7

Operating income	(1.1)	80.2	99.3	—	178.4
Other income (expense)	—	(0.1)	0.8	—	0.7
Interest income (expense):
Interest expense	(20.0)	(46.4)	(5.5)	41.2	(30.7)
Interest income	38.7	0.5	3.9	(41.2)	1.9

	18.7	(45.9)	(1.6)	—	(28.8)

Income before income taxes	17.6	34.2	98.5	—	150.3
Income tax provision	(6.2)	(13.1)	(31.0)	—	(50.3)
Equity in net income of subsidiaries	88.6	67.5	—	(156.1)	—

Net income	100.0	88.6	67.5	(156.1)	100.0
Less: preferred stock dividends	(0.3)	—	—	—	(0.3)

Net income applicable to common shareholders	$99.7	$88.6	$67.5	$(156.1)	$99.7

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
Condensed Balance Sheets
September 28, 2007

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$251.7	$10.6	$217.3	$—	$479.6
Receivables, net of allowances	—	271.5	681.1	—	952.6
Inventories	—	255.0	386.1	—	641.1
Deferred income taxes	4.8	95.0	11.5	—	111.3
Prepaid expenses and other	3.3	30.0	23.6	—	56.9

Total current assets	259.8	662.1	1,319.6	—	2,241.5

Property, plant and equipment, net	0.6	161.6	322.4	—	484.6
Deferred income taxes	5.6	15.3	13.3	—	34.2
Intercompany accounts	814.3	100.0	109.2	(1,023.5)	—
Investment in subsidiaries	288.1	525.6	—	(813.7)	—
Other non-current assets	15.1	23.7	5.1	—	43.9

Total assets	$1,383.5	$1,488.3	$1,769.6	$(1,837.2)	$2,804.2

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$180.8	$605.0	$—	$785.8
Accrued liabilities	18.8	118.6	257.4	—	394.8
Current portion of long-term debt	—	0.9	96.5	—	97.4

Total current liabilities	18.8	300.3	958.9	—	1,278.0

Long-term debt	684.8	11.7	27.6	—	724.1
Deferred income taxes	—	0.9	12.1	—	13.0
Intercompany accounts	42.8	806.0	174.7	(1,023.5)	—
Other liabilities	12.3	81.3	70.7	—	164.3

Total liabilities	758.7	1,200.2	1,244.0	(1,023.5)	2,179.4

Total shareholders’ equity	624.8	288.1	525.6	(813.7)	624.8

Total liabilities and shareholders’ equity	$1,383.5	$1,488.3	$1,769.6	$(1,837.2)	$2,804.2

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
Condensed Balance Sheets
December 31, 2006

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$197.7	$8.8	$104.0	$—	$310.5
Receivables, net of allowances	—	206.0	517.7	—	723.7
Inventories	—	257.6	305.5	—	563.1
Deferred income taxes	4.8	86.7	12.6	—	104.1
Prepaid expenses and other	3.5	17.9	11.5	—	32.9

Total current assets	206.0	577.0	951.3	—	1,734.3

Property, plant and equipment, net	0.7	163.7	252.3	—	416.7
Deferred income taxes	—	16.4	12.4	—	28.8
Intercompany accounts	798.1	82.4	106.3	(986.8)	—
Investment in subsidiaries	124.4	386.8	—	(511.2)	—
Other non-current assets	13.8	20.8	4.3	—	38.9

Total assets	$1,143.0	$1,247.1	$1,326.6	$(1,498.0)	$2,218.7

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$172.4	$483.0	$—	$655.4
Accrued liabilities	17.8	100.2	166.3	—	284.3
Current portion of long-term debt	—	1.0	54.5	—	55.5

Total current liabilities	17.8	273.6	703.8	—	995.2

Long-term debt	640.0	12.1	33.0	—	685.1
Deferred income taxes	—	—	13.2	—	13.2
Intercompany accounts	38.5	782.4	165.9	(986.8)	—
Other liabilities	12.3	54.6	23.9	—	90.8

Total liabilities	708.6	1,122.7	939.8	(986.8)	1,784.3

Total shareholders’ equity	434.4	124.4	386.8	(511.2)	434.4

Total liabilities and shareholders’ equity	$1,143.0	$1,247.1	$1,326.6	$(1,498.0)	$2,218.7

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
Condensed Statements of Cash Flows
Nine Fiscal Months Ended September 28, 2007

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$11.0	$19.9	$120.9	$—	$151.8

Cash flows of investing activities:
Capital expenditures	—	(18.4)	(55.5)	—	(73.9)
Proceeds from properties sold	—	0.1	0.7	—	0.8
Proceeds from acquisitions including cash acquired	—	—	28.0	—	28.0
Acquisitions, net of cash acquired	—	—	(9.9)	—	(9.9)
Intercompany accounts	9.7	—	—	(9.7)	—
Other, net	—	1.7	—	—	1.7

Net cash flows of investing activities	9.7	(16.6)	(36.7)	(9.7)	(53.3)

Cash flows of financing activities:
Preferred stock dividends paid	(0.3)	—	—	—	(0.3)
Excess tax benefits from stock-based compensation	10.4	—	—	—	10.4
Intercompany accounts	—	(0.9)	(8.8)	9.7	—
Proceeds from revolving credit borrowings	—	—	—	—	—
Repayments of revolving credit borrowings	—	—	—	—	—
Issuance of long-term debt, net of fees and expenses	318.3	—	—	—	318.3
Repayments of long-term debt, including fees and expenses	(300.6)	—	—	—	(300.6)
Proceeds (repayments) of other debt	—	(0.6)	27.3	—	26.7
Proceeds from exercise of stock options	5.5	—	—	—	5.5

Net cash flows of financing activities	33.3	(1.5)	18.5	9.7	60.0

Effect of exchange rate changes on cash and cash equivalents	—	—	10.6	—	10.6

Increase (decrease) in cash and cash equivalents	54.0	1.8	113.3	—	169.1
Cash and cash equivalents – beginning of period	197.7	8.8	104.0	—	310.5

Cash and cash equivalents – end of period	$251.7	$10.6	$217.3	$—	$479.6

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
Condensed Statements of Cash Flows
Nine Fiscal Months Ended September 29, 2006

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$31.7	$(9.5)	$71.9	$—	$94.1

Cash flows of investing activities:
Capital expenditures	—	(11.0)	(35.5)	—	(46.5)
Acquisitions, net of cash acquired	—	0.1	0.4	—	0.5
Proceeds from properties sold	—	—	(28.1)	—	(28.1)
Intercompany accounts	(60.4)	—	—	60.4	—
Other, net	—	0.6	—	—	0.6

Net cash flows of investing activities	(60.4)	(10.3)	(63.2)	60.4	(73.5)

Cash flows of financing activities:
Preferred stock dividends paid	(0.3)	—	—	—	(0.3)
Excess tax benefits from stock-based compensation	11.4	—	—	—	11.4
Intercompany accounts	—	73.2	(12.8)	(60.4)	—
Proceeds from revolving credit borrowings	—	144.5	—	—	144.5
Repayments of revolving credit borrowings	—	(198.3)	—	—	(198.3)
Proceeds (repayments) of other debt	—	(0.6)	11.0	—	10.4
Proceeds from exercise of stock options	17.7	—	—	—	17.7

Net cash flows of financing activities	28.8	18.8	(1.8)	(60.4)	(14.6)

Effect of exchange rate changes on cash and cash equivalents	—	—	2.2	—	2.2

Increase (decrease) in cash and cash equivalents	0.1	(1.0)	9.1	—	8.2
Cash and cash equivalents — beginning of period	—	8.5	63.7	—	72.2

Cash and cash equivalents — end of period	$0.1	$7.5	$72.8	$—	$80.4

18. Subsequent Events
On October 31, 2007, the Company closed its acquisition of the global wire and cable business of Freeport-McMoRan Copper & Gold Inc., which operates as Phelps Dodge International Corporation (PDIC). The purchase price was approximately $711 million. The Company funded the purchase with available cash, proceeds from a Senior Convertible Notes issuance, and borrowings from its secured revolving line of credit. PDIC has manufacturing and distribution facilities around the world and approximately 3,000 employees. For the year ended December 31, 2006, PDIC had revenues of approximately $1.2 billion.
On October 2, 2007, the Company issued $475.0 million in aggregate principal amount of 1.00% Senior Convertible Notes due 2012. This amount included the initial purchaser’s exercise of an overallotment option to purchase $60.0 million. The Company received approximately $461.6 million in net proceeds from the sale of the Notes after paying placement agent and other fees. The proceeds from the offering were used to fund a portion of the PDIC purchase price. The Notes were sold to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended.
In addition, the Company increased the borrowing capacity of its senior secured revolving credit facility from $300 million to $400 million, effective October 31, 2007.
On October 9, 2007, General Cable provided notice of its intent to redeem the remaining $4.8 million outstanding principal amount of its 9.5% Senior Notes due 2010.

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
General Cable analyzes its worldwide operations in two geographic groups: 1) North America and 2) International. The following table sets forth net sales and operating income by geographic group for the periods presented, in millions of dollars:

	Three Fiscal Months Ended				Nine Fiscal Months Ended
	Sept. 28, 2007		Sept. 29, 2006		Sept. 28, 2007		Sept. 29, 2006
	Amount	%	Amount	%	Amount	%	Amount	%
Net sales:
North America	$583.3	51%	$535.8	56%	$1,743.6	53%	$1,579.5	58%
International	552.0	49%	412.6	44%	1,573.4	47%	1,160.3	42%

Total net sales	$1,135.3	100%	$948.4	100%	$3,317.0	100%	$2,739.8	100%

Operating income:
North America	$51.1	55%	$36.4	55%	$155.0	54%	$98.7	55%
International	41.2	45%	29.4	45%	131.4	46%	79.7	45%

Total operating income	$92.3	100%	$65.8	100%	$286.4	100%	$178.4	100%

General Cable’s reported net sales are directly influenced by the price of copper, and to a lesser extent, aluminum. The price of copper and aluminum has historically been subject to volatility and copper prices have, over the past couple of years, been subject to an unprecedented level of volatility. The daily selling price of copper cathode on the COMEX averaged $3.48 per pound in the third quarter of 2007 and $3.54 per pound in the third quarter of 2006 and the daily price of aluminum averaged $1.19 per pound in the third quarter of 2007 and the third quarter of 2006. In the first nine fiscal months of 2007 and 2006, copper cathode on the COMEX averaged $3.21 per pound and $3.06 per pound, respectively, and the daily price of aluminum averaged $1.26 per pound and $1.20 per pound, respectively. These copper and aluminum price fluctuations are representative of both the North American and International markets.
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
General Cable has experienced and expects to continue to experience certain seasonal trends in sales and cash flow. These seasonal trends have been somewhat mitigated in recent periods by metal price volatility, the Company’s geographic and product expansion and reduction in exposure to the telecommunications market, historically one of its most seasonal businesses. Larger amounts of cash are generally required during the first and second quarters of the year to build inventories in anticipation of higher customer demand during the spring and summer months, when construction activity increases. In general, receivables related to higher sales activity during the spring and summer months are collected during the fourth quarter of the year. In addition, the Company’s working capital requirements increase during periods of rising raw material costs.
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
In addition to the factors previously mentioned, General Cable is currently being affected by the following macro-level trends:
•	Worldwide underlying growth trends in energy and industrial infrastructure markets;

•	Softness in demand for low-voltage utility products in North America;

•	Increasing demand for natural resources, such as oil and gas, and alternative energy initiatives; and

•	Factory utilization increases industry-wide that are driving higher selling prices and margin improvements.
The Company’s overall financial results discussed in the following MD&A analyses demonstrate that the diversification of the Company’s broad product offering, focus on faster growing energy infrastructure markets and global geographic coverage continue to allow the Company to absorb market weakness in any one segment or region.
In the North American Electric Utility segment, the 2003 power outages in the U.S. and Canada, more recent published studies by the North American Electric Reliability Corporation emphasizing the need to upgrade the power transmission infrastructure used by electric utilities, and the passage of energy legislation in the United States in 2005 that was aimed at improving the transmission grid infrastructure and the reliability of power availability have created a strong demand environment for the Company’s North American Electric Utility segment products. These developments have led to improvements in North American Electric Utility segment operating margins. While the overall long-term trend in demand for the Company’s North American Electric Utility products remains strong, the Company has experienced some demand volatility, especially related to low-voltage and small gauge medium-voltage cable demand within the United States. Demand for these low-voltage utility products is more closely related to new home construction, a market which has weakened. Therefore, the Company expects that over time, growth rates for North American Electric Utility products will be highly variable depending on related product business cycles and the approval and funding cycle times for large utility projects. Housing demand also has some impact on small gauge electrical and telecommunication distribution cables.
In the International Electric Utility segment, the 2003 power outages in Europe emphasized the need to upgrade the power transmission infrastructure used by electric utilities, which has caused an increase in demand for the Company’s products. Demand for medium- and high-voltage cable has increased due to the continuing rebuild of the electric utility distribution infrastructure and increasing investments throughout Europe in wind farm electricity generation, including offshore wind farms. In addition, extra-high-voltage underground cable systems continue to experience high demand with lead times often extending beyond one year.
In the North American Portable Power and Control segment, the Company saw strong demand throughout most of 2006 as a direct result of long-term trends such as the turnaround in commercial construction and industrial sector maintenance spending in North America. Demand trended slightly downward in the last months of 2006 through the first quarter of 2007, but has shown a recovery during the second and third quarters of 2007. An improved pricing environment continues to offset the historically high raw material costs and volatility experienced during 2006 and the first nine fiscal months of 2007.
In the North American Electrical Infrastructure segment, sales in North America have been influenced by the level of industrial construction spending. As a result of a turnaround in industrial construction spending, the Company experienced much higher demand for this segment’s products throughout 2006, and demand continues to exceed comparative prior periods during the first nine fiscal months of 2007. The North American Electrical Infrastructure segment also experienced high demand for products used in the mining, oil, gas, and petrochemical markets, and the Company expects demand to continue for these products for the remainder of 2007 partly as a result of high oil prices, which influence drilling and coal mining activity and investment in alternatives to oil. In addition, an improved pricing environment continues to offset the historically high raw material costs experienced during 2006 and the first nine fiscal months of 2007.
In the International Electrical Infrastructure segment, sales in Europe and Asia-Pacific have been influenced by the level of residential, non-residential and industrial construction spending. As a result of strength in residential and non-residential construction spending in these regions, particularly in Spain, the Company experienced increased demand for this segment’s products throughout 2006. However, demand for residential low-voltage cables and building wire has decreased during the first nine fiscal months of 2007 in the Spanish domestic market and may continue into the next few quarters. The slowdown in construction spending in Spain is being partially offset by a strong construction market in the broader European Union. An improved pricing environment continues to offset the historically high raw material costs in this segment.
In the Transportation and Industrial Harnesses segment, sales of the segment’s automotive products are influenced by the general overall health of the economy, ignition wire set complexity and design trends. Sales are often stronger during slower economic times since aftermarket ignition wire sets are used to maintain and lengthen the life of automobiles. In 2006, the Company experienced relatively flat sales demand for its ignition wire sets because of increased competition among retailers in the automotive aftermarket, but sales during the first nine fiscal months of 2007 have trended upward due mainly to an expansion of the Company’s customer base for ignition wire sets.
In the Telecommunications segment, over the last several years, demand for outside plant telecommunications cables has experienced a decline from historical levels. Overall demand for Telecommunications products from the Company’s traditional Regional Bell Operating Company (RBOC) customers in North America has declined significantly over the last several quarters. Allocation of RBOC capital to fiber-to-the-home initiatives, partially caused by higher copper costs, has reduced both RBOC and distributor purchasing volume in this segment. The Company partially offset the impact of long term declining demand with the 2005 closure of its Bonham, Texas facility which is allowing the Company to better utilize its manufacturing assets. The Company anticipates, based on recent public announcements, further deployment of fiber optic products into the telephone network. Increased spending by the telephone companies on fiber deployment negatively impacts their purchases of the Company’s copper based telecommunications cable products. The negative impact on the purchase of copper based products has been somewhat mitigated in that the Company believes it has benefited from the further investment in fiber broadband networks as some of its customers have upgraded a portion of their copper network to support the fiber network.
In the Networking segment, during 2006 and the first nine fiscal months of 2007, sales volume has remained strong when compared to the low points of demand experienced earlier in the decade. The Company has benefited from the 2005 integration of its Dayville, Connecticut facility into the Franklin, Massachusetts facility acquired in March 2005, which is allowing the Company to better utilize its Networking manufacturing assets. During 2006 and the first nine fiscal months of 2007, the Company experienced significant improvements in market prices and an improved product mix driven by high-bandwidth data networking cables.
In addition to the operating trends discussed in the previous paragraphs, the Company anticipates that the following trends may affect the financial results of the Company during the remainder of 2007. The impact of continued high raw materials costs, including metals and insulating materials, and freight and energy costs has increased the Company’s working capital requirements. Copper and aluminum prices continue to stay high as compared to historical prices and continue to be volatile. The Company expects both copper and aluminum supplies to continue to be tight globally mainly due to increased demand from emerging economies such as China and India and due to refining industry and mining labor issues. In the fourth quarter of 2006, the Company issued $355.0 million of Convertible Notes with a 0.875% fixed interest rate and used the proceeds to pay down its floating rate, LIBOR-based Amended Credit Facility while investing the excess cash. The Company also redeemed $280.2 million of its $285.0 million of 9.5% Senior Notes outstanding in the United States with a fixed interest rate of 9.5% and issued $200.0 million of fixed-rate 7.125% Senior Notes and $125.0 million of Senior Floating Rate Notes with interest payable at an annual rate equal to the 3-month LIBOR rate plus 2.375%. The Company expects these capital structure changes will allow it to maintain a lower average interest rate on outstanding debt when compared to prior years.
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
On April 30, 2007, the Company acquired Norddeutsche Seekabelwerke GmbH & Co. KG (“NSW”), located in Nordenham, Germany from Corning Incorporated. As a result of the transaction, the Company assumed liabilities in excess of the assets acquired, including approximately $41.9 million of pension liabilities (based on prevailing exchange rates at April 30, 2007). The Company recorded initial proceeds of $17.0 million, net of $0.8 million fees and expanses, which included $12.3 million of cash acquired and $5.5 million for settlement of accounts receivable. In the third quarter of 2007, the Company received $11.0 million as a final settlement of the transaction.
A preliminary purchase price allocation based on the estimated fair values, or other measurements as applicable, of the assets acquired and the liabilities assumed at the date of acquisition is as follows (in millions at the prevailing exchange rate at April 30, 2007):

As of
April 30, 2007
Cash	$12.3
Accounts receivable	27.3
Inventories	27.4
Property, plant and equipment	0.9
Other current and noncurrent assets	1.6

Total assets	$69.5

Current liabilities	$38.2
Other liabilities	0.4
Pension liabilities	41.9

Total liabilities	$80.5

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
Critical Accounting Policies and Estimates
During the nine fiscal months ended September 28, 2007, the Company did not change any of its existing critical accounting policies with the exception of adopting FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” into the Company’s income tax policy. FIN 48 requires significant judgment in evaluating and estimating the outcome of tax positions and tax benefits. Tax benefits recognized under FIN 48 may require periodic adjustment and may not accurately anticipate actual outcomes of uncertain tax positions. Changes in judgment regarding the recognition or measurement of tax benefits could materially affect the income tax provision and consequently, our operating results. The financial effects of the adoption of Interpretation 48 are discussed below and in Note 9. In addition, (i) no existing accounting policies became critical accounting policies during the period because of an increase in materiality or changes in circumstances and (ii) there were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed, except for the effects of adopting FIN 48.
New Accounting Standards
In May 2007, FASB Staff Position (“FSP”) FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, was issued. FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.
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

	Three Fiscal Months Ended				Nine Fiscal Months Ended
	Sept. 28, 2007		Sept. 29, 2006		Sept. 28, 2007		Sept. 29, 2006
	Amount	%	Amount	%	Amount	%	Amount	%

Net sales	$1,135.3	100.0%	$948.4	100.0%	$3,317.0	100.0%	$2,739.8	100.0%
Cost of sales	971.8	85.6%	826.4	87.1%	2,820.6	85.0%	2,390.7	87.3%

Gross profit	163.5	14.4%	122.0	12.9%	496.4	15.0%	349.1	12.7%
Selling, general and administrative expenses	71.2	6.3%	56.2	5.9%	210.0	6.3%	170.7	6.2%

Operating income	92.3	8.1%	65.8	6.9%	286.4	8.6%	178.4	6.5%
Other income (expense)	(1.3)	(0.1)%	(0.3)	—%	(2.8)	(0.1)%	0.7	-%
Interest expense, net	(5.1)	(0.4)%	(7.6)	(0.8)%	(17.7)	(0.5)%	(28.8)	(1.1)%
Loss on extinguishment of debt	—	—%	—	—%	(25.1)	(0.8)%	—	-%

Income before income taxes	85.9	7.6%	57.9	6.1%	240.8	7.3%	150.3	5.5%
Income tax provision	(24.7)	(2.2)%	(20.8)	(2.2)%	(78.8)	(2.4)%	(50.3)	(1.8)%

Net income	61.2	5.4%	37.1	3.9%	162.0	4.9%	100.0	3.6%
Less: preferred stock dividends	(0.1)	—%	(0.1)	—%	(0.3)	—%	(0.3)	-%

Net income applicable to common shareholders	$61.1	5.4%	$37.0	3.9%	$161.7	4.9%	$99.7	3.6%

Three Fiscal Months Ended September 28, 2007 Compared with Three Fiscal Months Ended September 29, 2006
The net income applicable to common shareholders was $61.1 million in the third quarter of 2007 compared to net income applicable to common shareholders of $37.0 million in the third quarter of 2006. The net income applicable to common shareholders for the third quarter of 2007 included a $0.1 million dividend on preferred stock, a $2.4 million pre-tax LIFO liquidation gain and a decrease in the effective tax rate to 28.8% from 35.9% for the three fiscal months ended September 29, 2006. The net income applicable to common shareholders for the third quarter of 2006 included a $0.1 million dividend on preferred stock.

Net Sales
The following tables set forth net sales, metal-adjusted net sales and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for the third quarter of 2006 have been adjusted to reflect the 2007 copper COMEX average price of $3.48 per pound (a $0.06 decrease compared to the same period in 2006) and the aluminum rod average price of $1.19 per pound (which represented no change compared to the same period in 2006). Metal-adjusted net sales, a non-GAAP financial measure, is provided herein in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. See previous discussion of metal price volatility in the “Overview” section.

	Net Sales
	Three Fiscal Months Ended
	Sept. 28, 2007		Sept. 29, 2006
	Amount	%	Amount	%
North American Electric Utility	$215.5	19%	$200.3	21%
International Electric Utility	222.2	20%	155.7	16%
North American Portable Power and Control	88.1	8%	75.0	8%
North American Electrical Infrastructure	111.3	10%	82.6	9%
International Electrical Infrastructure	271.6	24%	225.3	24%
Transportation and Industrial Harnesses	36.3	3%	28.6	3%
Telecommunications	75.1	6%	95.3	10%
Networking	115.2	10%	85.6	9%

Total net sales	$1,135.3	100%	$948.4	100%

	Metal-Adjusted Net Sales
	Three Fiscal Months Ended
	Sept. 28, 2007		Sept. 29, 2006
	Amount	%	Amount	%
North American Electric Utility	$215.5	19%	$200.0	21%
International Electric Utility	222.2	20%	156.0	16%
North American Portable Power and Control	88.1	8%	74.2	8%
North American Electrical Infrastructure	111.3	10%	81.6	9%
International Electrical Infrastructure	271.6	24%	222.2	24%
Transportation and Industrial Harnesses	36.3	3%	28.6	3%
Telecommunications	75.1	6%	93.7	10%
Networking	115.2	10%	85.0	9%

Total metal-adjusted net sales	$1,135.3	100%	$941.3	100%

Metal adjustment	—		7.1

Total net sales	$1,135.3		$948.4

	Metal Pounds Sold
	Three Fiscal Months Ended
	Sept. 28, 2007		Sept. 29, 2006
	Pounds	%	Pounds	%
North American Electric Utility	52.8	28%	54.7	30%
International Electric Utility	49.5	26%	32.2	18%
North American Portable Power and Control	12.5	7%	10.2	6%
North American Electrical Infrastructure	16.1	8%	12.8	7%
International Electrical Infrastructure	36.7	19%	40.9	23%
Transportation and Industrial Harnesses	0.2	—	0.3	-
Telecommunications	15.6	8%	20.3	11%
Networking	8.3	4%	9.0	5%

Total metal pounds sold	191.7	100%	180.4	100%

Net sales increased 20% to $1,135.3 million in the third quarter of 2007 from $948.4 million in the third quarter of 2006. After adjusting 2006 net sales to reflect the $0.06 decrease in the average monthly COMEX price per pound of copper in 2007, net sales increased 21% to $1,135.3 million, up from $941.3 million in 2006. The net sales increase included $80.3 million of incremental sales attributable to acquisitions and a favorable impact of foreign currency exchange rate changes of $41.7 million. Increases in selling price and product mix changes increased net sales by approximately 9% as compared to the prior period. Metal pounds sold increased to 191.7 million pounds as compared to 180.4 million pounds in the third quarter of 2006. Excluding the impact of acquisitions, metal pounds sold decreased by 2.3 million pounds, or 1%, as compared to the same period in 2006. The slight decline in metal pounds sold is principally a result of declines in demand for copper intensive telecommunications cables in North America as well as lower demand for construction cables in Spain. Metal pounds sold is provided herein as this metric provides an additional measure of sales volume that is not impacted by metal prices or foreign currency exchange rate changes.
The increase in metal-adjusted net sales reflects an 8% increase in the North American Electric Utility segment, a 42% increase in the International Electric Utility segment, a 19% increase in the North American Portable Power and Control segment, a 36% increase in the North American Electrical Infrastructure segment, a 22% increase in the International Electrical Infrastructure segment, a 27% increase in the Transportation and Industrial Harnesses segment and a 36% increase in the Networking segment. Partially offsetting these net sales increases was a 20% decrease in the Telecommunications segment.
The 8%, or $15.5 million, increase in metal-adjusted net sales for the North American Electric Utility segment included a decrease in volume of approximately 4%, or $7 million, as compared to the third quarter of 2006. The decrease in volume was due mostly to a reduction in demand for low-voltage and small gauge size cables. Demand for these types of cable are primarily linked to new home construction activity, which continues to be weak. This decrease in volume was partially offset by strong demand for ice resistant bare overhead distribution products in the United States and an increase in demand for transmission cables. A $4.8 million favorable impact from changes in foreign currency exchange rates, primarily between the U.S. and Canadian currencies, was included in the change in metal-adjusted net sales as well. The increase also reflects selling price increases in excess of higher metals costs experienced in the third quarter of 2007 and product mix changes of approximately $18 million. The Company expects that over time, growth rates for these products will be highly variable depending on related product business cycles and the approval and funding cycle times for large utility projects.
The 42%, or $66.2 million, increase in metal-adjusted net sales for the International Electric Utility segment reflects an increase in volume of approximately 14%, or $22 million, as compared to the third quarter of 2006. The increase represented continued demand for medium- and high-voltage cables in Europe to upgrade the electricity grid. Extra-high-voltage underground systems experienced continued demand growth as well, and approximately $36.6 million of growth was attributable to acquisitions. A $13.4 million favorable impact from changes in foreign currency exchange rates, primarily between the U.S. dollar and the Euro, also contributed to the metal-adjusted net sales increase. The net sales increase was partially offset by approximately $6 million from selling price and product mix changes.
The 19%, or $13.9 million, increase in metal-adjusted net sales for the North American Portable Power and Control segment reflects an increase in volume of approximately 23%, or $17 million. Demand for commercial construction and maintenance-related products, such as cord products, was strong. Changes in selling price and product mix offset the volume increase by approximately $4 million.
The 36%, or $29.7 million, increase in metal-adjusted net sales for the North American Electrical Infrastructure segment reflects an increase in volume of approximately 26% or $21 million. Continued strong end-market demand for products used in the mining, oil, gas, and petrochemical markets, particularly oil and gas exploration, was experienced. The Company expects this trend to continue throughout 2007 partly as a result of higher oil prices which increases activity related to energy exploration. The North American Electrical Infrastructure segment net sales benefited from selling price increases in excess of higher metals costs experienced during the third quarter of 2007 and from product mix changes totaling approximately $9 million.
The 22%, or $49.4 million, increase in the metal-adjusted net sales for the International Electrical Infrastructure segment included a decrease in volume of approximately 12% or $27 million, as compared to the third quarter of 2006. This decrease primarily reflects reduced demand for low-voltage products and building wire in the Spanish domestic construction market. The decrease in volume was partially offset by strong construction markets elsewhere in the European Union and by approximately $15.1 million of growth attributable to acquisitions. An $18.8 million favorable impact from changes in foreign currency exchange rates, primarily between the U.S. dollar and the Euro, contributed to the metal-adjusted net sales increase. Selling price increases in excess of higher metals costs experienced during the third quarter of 2007 and product mix changes contributed approximately $43 million to the increase in metal-adjusted net sales.
The 27%, or $7.7 million, increase in the metal-adjusted net sales for the Transportation and Industrial Harnesses segment reflects an increase in demand due mainly to an expansion of the Company’s customer base for its ignition wire sets.

The 20%, or $18.6 million, decrease in the metal-adjusted net sales for the Telecommunications segment reflects a decrease in volume of approximately 23%, or $22 million, as compared to the third quarter of 2006. Selling price increases in excess of higher metals costs experienced during the third quarter of 2007 and product mix factors partially offset the decrease by approximately $3 million. The decrease in metal-adjusted net sales continues to reflect an overall decrease in demand for outside plant telecommunications cable from the Regional Bell Operating Companies (RBOCs) and a decrease in demand from the distributor market. Demand trends from the RBOCs continue to be dependent on the selected strategy of their broadband rollout. Those favoring a copper/fiber hybrid model have been showing flat to marginally down demand, while those taking a fiber-to-the-home strategy continue to show weakness in demand for copper products. Demand trends are currently being affected by high copper prices, which make alternatives to copper-based cable and wire comparatively more affordable.
The 36%, or $30.2 million, increase in the metal-adjusted net sales for the Networking segment is primarily due to the impact of acquired businesses, approximately $28.6 million, and a $3.9 million favorable impact from changes in foreign currency exchange rates. A mix shift towards higher value added cables has resulted in an increase in metal-adjusted net sales in North America and lower metal pounds sold. Selling prices in North America were higher in the third quarter of 2007 compared to 2006, offsetting slight volume declines in Europe.
Gross Profit
Gross profit increased to $163.5 million in the third quarter of 2007 from $122.0 million in the third quarter of 2006. Gross profit as a percentage of metal-adjusted net sales was 14.4% for the three fiscal months ended September 28, 2007 and was 13.0% for the three fiscal months ended September 29, 2006. The improved profit margin on metal-adjusted net sales is the result of increased selling prices, primarily to recover raw material costs, product mix changes, higher demand for the Company’s global electric utility products, and improved efficiency as a result of Lean manufacturing initiatives.
Selling, General and Administrative Expense
Selling, general and administrative expense increased to $71.2 million in the third quarter of 2007 from $56.2 million in the third quarter of 2006. The increase in SG&A was primarily related to incremental SG&A costs within acquired businesses and strategic employee additions throughout the Company in order to support the Company’s growth initiatives and increased process capability. Reported SG&A was 6.3% of net sales in the third quarter of 2007, up from 6.0% of metal-adjusted net sales in the third quarter of 2006.
Operating Income
The following table sets forth operating income by segment, in millions of dollars.

	Operating Income
	Three Fiscal Months Ended
	Sept. 28, 2007		Sept. 29, 2006
	Amount	%	Amount	%
North American Electric Utility	$19.6	21%	$14.9	22%
International Electric Utility	20.8	23%	14.3	22%
North American Portable Power and Control	6.7	7%	6.5	10%
North American Electrical Infrastructure	12.4	13%	4.6	7%
International Electrical Infrastructure	15.3	17%	15.0	23%
Transportation and Industrial Harnesses	4.9	5%	3.9	6%
Telecommunications	3.4	4%	5.1	8%
Networking	9.2	10%	1.5	2%

Total operating income	$92.3	100%	$65.8	100%

Operating income of $92.3 million for the third quarter of 2007 increased from $65.8 million in the third quarter of 2006. This increase is primarily the result of higher demand for the Company’s global electric utility products, increased selling prices to recover raw material costs, product mix factors, $3.6 million due to the impact of foreign currency exchange rate changes and ongoing Lean manufacturing cost containment and efficiency efforts.
As compared to the third quarter of 2006, International Electric Utility operating income benefited from an increase in sales volume of approximately 14%. North American Electric Utility experienced selling price increases in excess of higher metals costs and also experienced product mix changes that contributed favorably to operating income as compared to the third quarter of 2006. Both segments benefited from continuing implementation of Lean Six Sigma cost saving initiatives.
The operating income of the North American Portable Power and Control and North American Electrical Infrastructure segments, as compared to the third quarter of 2006, benefited from selling price increases in excess of higher metals costs and favorable product mix changes. North American Portable Power and Control products, led by cord products, experienced an increase in demand, while the North American Electrical Infrastructure segment saw demand for products used in mining, oil, gas, and petrochemical applications continue to rise. The North American Electrical Infrastructure segment further benefited from a reduction in costs as a result of continued efficiency gains that were obtained through the implementation of Lean Six Sigma manufacturing cost containment efforts. International Electrical Infrastructure operating income, as compared to the third quarter of 2006, increased due to selling price increases in excess of higher metals costs and positive product mix changes. Efficient manufacturing and high utilization rates helped to improve manufacturing productivity. Transportation and Industrial Harnesses operating income increased due to increases in the sales volume of ignition wire sets for the automotive aftermarket.
Telecommunications operating income decreased by 33% mainly due to decreases in sales volume and lower manufacturing activity. The Networking segment’s operating profit showed improvement, as compared to the third quarter of 2006, due to selling price increases in excess of higher metals costs, improving product mix favoring high-bandwidth data networking cables and positive results from continuing Lean Six Sigma cost saving initiatives.
Other Income (Expense)
Other income (expense) was $(1.3) million in the third quarter of 2007 as compared to $(0.3) million in the third quarter of 2006. The other income amount is comprised of foreign currency transaction gains (losses) which resulted from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated.
Interest Expense
Net interest expense decreased to $5.1 million in the third quarter of 2007 from $7.6 million in the third quarter of 2006. The decrease in interest expense is due to interest savings from the November 2006 pay down of the Company’s outstanding balance on its floating-rate Amended Credit Facility with the proceeds from its fixed-rate 0.875% Convertible Notes and lower interest rates resulting from the March 2007 Senior Notes refinancing. Additionally, the decrease in net interest expense is a result of increased interest income from investments of the Company’s excess cash. The decrease in net interest expense was partially offset by higher average debt levels as compared to the third quarter of 2006.
Tax Provision
The Company’s effective tax rate for the third quarter of 2007 and 2006 was 28.8% and 35.9%, respectively. The decrease in the third quarter 2007 effective tax rate as compared to third quarter 2006 was mainly driven by  the decrease in the forecasted full year effective tax rate relative to second quarter 2007 resulting from the relative increase in income earned in lower tax jurisdictions and tax planning initiatives, as well as tax provision true-ups and other discrete tax provision items.
Preferred Stock Dividends
The Company accrued and paid $0.1 million in dividends on its preferred stock in the third quarter of 2007 and 2006.
Nine Fiscal Months Ended September 28, 2007 Compared with Nine Fiscal Months Ended September 29, 2006
The net income applicable to common shareholders was $161.7 million in the first nine fiscal months of 2007 compared to net income applicable to common shareholders of $99.7 million in the first nine fiscal months of 2006. The net income applicable to common shareholders for the first nine fiscal months of 2007 included a $0.3 million dividend on preferred stock, a pre-tax $2.4 million LIFO liquidation gain, a benefit of $5.7 million due to a state deferred tax valuation allowance release, a decrease in the effective tax rate to 32.7% from 33.5% and a pre-tax $25.1 million loss on extinguishment of debt related to the tender offer on our $285 million 9.5% Senior Notes. The net income applicable to common shareholders for the first nine fiscal months of 2006 included a $0.3 million dividend on preferred stock, a benefit of $3.7 million due to a state deferred tax valuation allowance release, and a $1.0 million charge to settle a patent dispute with a competitor.

Net Sales
The following tables set forth net sales, metal-adjusted net sales and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for the first nine fiscal months of 2006 have been adjusted to reflect the 2007 copper COMEX average price of $3.21 per pound (a $0.15 increase compared to the same period in 2006) and the aluminum rod average price of $1.26 per pound (a $0.06 increase compared to the same period in 2006). Metal-adjusted net sales, a non-GAAP financial measure, is provided herein in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. See previous discussion of metal price volatility in the “Overview” section.

	Net Sales
	Nine Fiscal Months Ended
	Sept. 28, 2007		Sept. 29, 2006
	Amount	%	Amount	%
North American Electric Utility	$659.9	20%	$589.1	22%
International Electric Utility	624.4	19%	426.5	16%
North American Portable Power and Control	256.8	8%	225.6	8%
North American Electrical Infrastructure	307.3	9%	238.6	9%
International Electrical Infrastructure	810.3	25%	656.7	24%
Transportation and Industrial Harnesses	107.1	3%	87.9	3%
Telecommunications	241.1	7%	281.6	10%
Networking	310.1	9%	233.8	8%

Total net sales	$3,317.0	100%	$2,739.8	100%

	Metal-Adjusted Net Sales
	Nine Fiscal Months Ended
	Sept. 28, 2007		Sept. 29, 2006
	Amount	%	Amount	%
North American Electric Utility	$659.9	20%	$608.5	22%
International Electric Utility	624.4	19%	436.4	16%
North American Portable Power and Control	256.8	8%	230.9	8%
North American Electrical Infrastructure	307.3	9%	245.2	9%
International Electrical Infrastructure	810.3	25%	680.9	24%
Transportation and Industrial Harnesses	107.1	3%	88.0	3%
Telecommunications	241.1	7%	291.7	10%
Networking	310.1	9%	238.1	8%

Total metal-adjusted net sales	$3,317.0	100%	$2,819.7	100%

Metal adjustment	—		(79.9)

Total net sales	$3,317.0		$2,739.8

	Metal Pounds Sold
	Nine Fiscal Months Ended
	Sept. 28, 2007		Sept. 29, 2006
	Pounds	%	Pounds	%
North American Electric Utility	172.6	29%	175.8	30%
International Electric Utility	146.9	25%	99.8	17%
North American Portable Power and Control	37.6	6%	35.0	6%
North American Electrical Infrastructure	46.4	8%	41.8	7%
International Electrical Infrastructure	120.8	20%	146.2	24%
Transportation and Industrial Harnesses	0.7	—	0.8	-
Telecommunications	47.7	8%	66.3	11%
Networking	25.4	4%	28.8	5%

Total metal pounds sold	598.1	100%	594.5	100%

Net sales increased 21% to $3,317.0 million in the first nine fiscal months of 2007 from $2,739.8 million in the first nine fiscal months of 2006. After adjusting 2006 net sales to reflect the $0.15 increase in the average monthly COMEX price per pound of copper and the $0.06 increase in the average aluminum rod price per pound in 2007, net sales increased 18% to $3,317.0 million, up from $2,819.7 million in 2006. The net sales increase included $164.7 million of incremental sales attributable to acquisitions and a favorable impact of foreign currency exchange rate changes of $104.4 million. Increases in selling price and product mix changes increased net sales by approximately 14% as compared to the prior period. Metal pounds sold increased to 598.1 million pounds as compared to 594.5 million pounds in the first nine fiscal months of 2006. Excluding the impact of acquisitions, metal pounds sold decreased by 33.9 million pounds, or 6%, as compared to the same period in 2006. The decline in metal pounds sold is principally a result of declines in demand for copper intensive telecommunications cables in North America as well as lower demand for construction cables in Spain. Metal pounds sold is provided herein as this metric provides an additional measure of sales volume that is not impacted by metal prices or foreign currency exchange rate changes.
The increase in metal-adjusted net sales reflects an 8% increase in the North American Electric Utility segment, a 43% increase in the International Electric Utility segment, an 11% increase in the North American Portable Power and Control segment, a 25% increase in the North American Electrical Infrastructure segment, a 19% increase in the International Electrical Infrastructure segment, a 22% increase in the Transportation and Industrial Harnesses segment and a 30% increase in the Networking segment. Partially offsetting these net sales increases was a 17% decrease in the Telecommunications segment.
The 8%, or $51.4 million, increase in metal-adjusted net sales for the North American Electric Utility segment included a decrease in volume of approximately 2%, or $11 million, as compared to the first nine fiscal months of 2006. The decrease in volume was mostly due to a reduction in demand for low-voltage and small gauge size cables primarily driven by weakness in new home construction. This decrease in volume was partially offset by strong demand for ice resistant bare overhead distribution products in the United States. A $5.4 million favorable impact from changes in foreign currency exchange rates, primarily between the U.S. and Canadian currencies, was included in the change in metal-adjusted net sales as well. The net sales increase also reflects selling price increases in excess of higher metals costs experienced in the first nine fiscal months of 2007 and product mix changes of approximately $57 million. The Company expects that over time, growth rates for these products will be highly variable depending on related product business cycles and the approval and funding cycle times for large utility projects.
The 43%, or $188.0 million, increase in metal-adjusted net sales for the International Electric Utility segment reflects an increase in volume of approximately 12% or $51 million, as compared to the first nine fiscal months of 2006. The increase in demand represented continued demand for medium- and high-voltage cables in Europe to upgrade the electricity grid. Extra-high-voltage underground systems experienced continued demand growth as well, and approximately $93.2 million of growth was attributable to acquisitions. A $35.9 million favorable impact from changes in foreign currency exchange rates, primarily between the U.S. dollar and the Euro, also contributed to the metal-adjusted net sales increase. The net sales increase reflects approximately $8 million from selling price increases and product mix changes.
The 11%, or $25.9 million, increase in metal-adjusted net sales for the North American Portable Power and Control segment reflects an increase in volume of approximately 7%, or $17 million. Selling price increases in excess of higher metals costs experienced during the first nine fiscal months of 2007 and product mix changes contributed approximately $8 million to the increase in metal-adjusted net sales.
The 25%, or $62.1 million, increase in metal-adjusted net sales for the North American Electrical Infrastructure segment reflects an increase in volume of approximately $27 million or 11%. Increasing end-market demand for products used in mining, oil, gas, and petrochemical cable applications was experienced. The Company expects this trend to continue throughout 2007 partly as a result of higher oil prices which increases activity related to energy exploration. The North American Electrical Infrastructure segment benefited from selling price increases in excess of higher metals costs experienced during the first nine fiscal months of 2007 and from product mix changes totaling approximately $35 million.
The 19%, or $129.4 million, increase in the metal-adjusted net sales for the International Electrical Infrastructure segment included a decrease in volume of approximately 18% or $125 million, as compared to the first nine fiscal months of 2006. This volume decrease reflects reduced demand for low-voltage products and building wire in the Spanish domestic construction market. However, the decrease in volume was partially offset by strong construction markets elsewhere in the European Union and also by approximately $29.4 million of growth attributable to acquisitions. A $54.6 million favorable impact from changes in foreign currency exchange rates, primarily between the U.S. dollar and the Euro, contributed to the metal-adjusted net sales increase. Selling price increases in excess of higher metals costs experienced during the first nine fiscal months of 2007 and product mix changes contributed approximately $170 million to the increase in metal-adjusted net sales.
The 22%, or $19.1 million, increase in the metal-adjusted net sales for the Transportation and Industrial Harnesses segment reflects an increase in demand due mainly to an expansion of the Company’s customer base for its ignition wire sets.

The 17%, or $50.6 million, decrease in the metal-adjusted net sales for the Telecommunications segment reflects a decrease in volume of approximately 28%, or $82 million, as compared to the first nine fiscal months of 2006. Selling price increases in excess of higher metals costs experienced during the first nine fiscal months of 2007 and product mix changes partially offset the decrease by approximately $31 million. The decrease in metal-adjusted net sales continues to reflect an overall decrease in demand for outside plant telecommunications cable from the Regional Bell Operating Companies (RBOCs) and a decrease in demand from the distributor market. Demand trends from the RBOCs continue to be dependent on the selected strategy of their broadband rollout. Those favoring a copper/fiber hybrid model have been showing flat to marginally down demand, while those taking a fiber-to-the-home strategy continue to show weakness in demand for copper products. Demand trends are currently being affected by high copper prices, which make alternatives to copper-based cable and wire comparatively more affordable.
The 30%, or $72.0 million, increase in the metal-adjusted net sales for the Networking segment is primarily due to the impact of acquired businesses, approximately $42.1 million, and a $7.8 million favorable impact from changes in foreign currency exchange rates. A mix shift towards higher value added cables has resulted in an increase in metal-adjusted net sales in North America and lower metal pounds sold. Selling price increases in excess of higher metals costs were also experienced during the first nine fiscal months of 2007 compared to 2006.
Gross Profit
Gross profit increased to $496.4 million in the first nine fiscal months of 2007 from $349.1 million in the first nine fiscal months of 2006. Gross profit as a percentage of metal-adjusted net sales was 15.0% for the nine fiscal months ended September 29, 2007 and was 12.4% for the nine fiscal months ended September 29, 2006. The improved profit margin on metal-adjusted net sales is the result of increased selling prices to recover raw material costs, product mix changes, higher demand for the Company’s global electric utility products, and improved efficiency as a result of Lean manufacturing initiatives.
Selling, General and Administrative Expense
Selling, general and administrative expense increased to $210.0 million in the first nine fiscal months of 2007 from $170.7 million in the first nine fiscal months of 2006. The increase in SG&A was primarily related to incremental SG&A costs within acquired businesses and strategic employee additions throughout the Company in order to support the Company’s growth initiatives and increased process capability. Reported SG&A was 6.3% of net sales in the first nine fiscal months of 2007, up slightly from 6.1% of metal-adjusted net sales in the first nine fiscal months of 2006.
Operating Income
The following table sets forth operating income by segment, in millions of dollars.

	Operating Income
	Nine Fiscal Months Ended
	Sept 28, 2007		Sept 29, 2006
	Amount	%	Amount	%
North American Electric Utility	$67.0	23%	$35.2	20%
International Electric Utility	60.4	21%	37.7	21%
North American Portable Power and Control	17.6	6%	17.0	10%
North American Electrical Infrastructure	30.6	11%	9.2	5%
International Electrical Infrastructure	61.5	22%	42.9	24%
Transportation and Industrial Harnesses	15.2	5%	11.6	6%
Telecommunications	13.7	5%	23.6	13%
Networking	20.4	7%	1.2	1%

Total operating income	$286.4	100%	$178.4	100%

Operating income of $286.4 million for the first nine fiscal months of 2007 increased from $178.4 million in the first nine fiscal months of 2006. This increase is primarily the result of higher demand for the Company’s global electric utility products, increased selling prices to recover raw material costs, product mix changes, $8.2 million due to the impact of foreign currency exchange rate changes and ongoing Lean manufacturing cost containment and efficiency efforts.
As compared to the first nine fiscal months of 2006, International Electric Utility operating income benefited from an increase in sales volume of approximately 12%. North American Electric Utility and International Electric Utility experienced selling price increases in excess of higher metals costs and also experienced positive product mix changes. Both segments benefited from continuing implementation of Lean Six Sigma cost saving initiatives.
The operating income of the North American Portable Power and Control and North American Electrical Infrastructure segments, as compared to the first nine fiscal months of 2006, benefited from selling price increases in excess of higher metals costs and positive product mix changes. The North American Electrical Infrastructure segment saw demand for products used in mining, oil, gas, and petrochemical applications continue to rise. The North American Electrical Infrastructure segment further benefited from a reduction in costs as a result of continued efficiency gains that were obtained through the implementation of Lean Six Sigma manufacturing cost containment efforts. International Electrical Infrastructure operating income, as compared to the first nine fiscal months of 2006, increased due to selling price increases in excess of higher metals costs and positive product mix changes. Efficient manufacturing and high utilization rates helped to improve manufacturing productivity. Transportation and Industrial Harnesses operating income increased due to increases in the sales volume of ignition wire sets for the automotive aftermarket.
Telecommunications operating income decreased by 42% mainly due to decreases in sales volume resulting in lower manufacturing efficiency. The Networking segment’s operating profit showed improvement, as compared to the first nine fiscal months of 2006, due to selling price increases in excess of higher metals costs, improving product mix favoring high-bandwidth data networking cables and positive results from continuing Lean Six Sigma cost saving initiatives.
Other Income (Expense)
Other income (expense) was $(2.8) million in the first nine fiscal months of 2007 as compared to $0.7 million in the first nine fiscal months of 2006. The other income amount is comprised of foreign currency transaction gains (losses) which resulted from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated.
Interest Expense
Net interest expense decreased to $17.7 million in the first nine fiscal months of 2007 from $28.8 million in the first nine fiscal months of 2006. The decrease in interest expense is due to interest savings from the November 2006 pay down of the Company’s outstanding balance on its floating-rate Amended Credit Facility with the proceeds from its fixed-rate 0.875% Convertible Notes and lower interest rates resulting from the March 2007 Senior Notes refinancing. Additionally, the decrease in net interest expense is a result of increased interest income from investments of the Company’s excess cash. The decrease in net interest expense was partially offset by higher average debt levels as compared to the first nine fiscal months of 2006.
Loss on Extinguishment of Debt
In the first nine fiscal months of 2007, the Company recognized a pre-tax loss on the extinguishment of debt of approximately $25.1 million, consisting of a $20.5 million inducement premium, related fees and expenses and the write-off of approximately $4.6 million in unamortized fees and expenses due to the tender offer and redemption of approximately $280.2 million of the Company’s $285.0 million in 9.5% Senior Notes. See the “Debt and Other Contractual Obligations” discussion below for additional information.
Tax Provision
The Company’s effective tax rate for the first nine fiscal months of 2007 and 2006 was 32.7% and 33.5%, respectively. The effective tax rates for the first nine fiscal months of 2007 and 2006 were reduced by the release of approximately $5.7 million and $3.7 million, respectively, of state deferred tax asset valuation allowances as it became more likely than not that the deferred tax assets would be utilized in future years as a result of improved performance in the Company’s U.S. operations. The difference in the effective tax rate for the first nine fiscal months of 2007 as compared to the first nine fiscal months of 2006 was mainly driven by the relative impact of the state deferred tax valuation allowance release, tax provision true-ups, and other discrete tax provision items.
Preferred Stock Dividends
The Company accrued and paid $0.3 million in dividends on its preferred stock in the first nine fiscal months of 2007 and 2006.

Liquidity and Capital Resources
In general, General Cable requires cash for working capital, capital expenditures, debt repayment, salaries and related benefits, interest, Series A preferred stock dividends and taxes. General Cable’s working capital requirement increases when it experiences strong incremental demand for products and/or significant copper, aluminum and other raw material price increases. Based upon historical experience, the cash on its balance sheet and the expected availability of funds under its current credit facilities, the Company believes its sources of liquidity will be sufficient to enable it to meet the Company’s cash requirements for working capital, capital expenditures, scheduled debt repayment, salaries and related benefits, interest, Series A preferred stock dividends and taxes for at least the next twelve months.
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

	Nine Fiscal Months Ended
	Sept 28, 2007	Sept 29, 2006
Net Cash Flows of Operating Activities:

North America	$34.8	$20.7
International	117.0	73.4

Total	$151.8	$94.1

Summary of Cash Flows
Cash flow provided by operating activities in the first nine fiscal months of 2007 was $151.8 million. This reflects an increase in accounts payable, accrued and other liabilities of $116.3 million, a $25.1 million loss on extinguishment of debt, and net income before depreciation and amortization, foreign currency exchange (gain) loss and loss on the disposal of property of $208.9 million. The increase in accounts payable, accrued and other liabilities is primarily due to an increase in accounts payable which reflects greater manufacturing activity and higher raw material costs as compared to December 2006. For information on the loss on extinguishment of debt, see the “Debt and Other Contractual Obligations” section below. These cash inflows were partially offset by $5.0 million related to deferred income tax, $10.4 million related to excess tax benefits on stock-based compensation recognized under SFAS No. 123(R), a $151.7 million increase in accounts receivable, a $23.0 million increase in inventories and a $8.4 million increase in other assets. The increase in accounts receivable reflects increased selling prices, increased sales volumes and the Company’s normal seasonal trend. Inventory has increased, which is also part of normal seasonal trend, although less than historical increases for the nine months, partly due to increased inventories experienced near the end of fiscal 2006. The Company has adjusted its global manufacturing output during 2007 to maintain optimal inventory levels across its product groups. The Company believes its inventory levels leave it well positioned to capitalize on continuing broad-based market strength.
Cash flow used by investing activities was $53.3 million in the first nine fiscal months of 2007, principally reflecting $73.9 million of capital expenditures, partially offset by $18.1 million of net cash proceeds related to acquisitions. The Company anticipates capital spending to be approximately $125 million to $150 million in 2007, including capital expenditures required for the recently completed acquisitions in China, India and Germany. The Company continues to expand its capital program around the world to upgrade equipment, improve efficiency and throughput, and enhance productivity primarily in its electric utility and electrical infrastructure cable businesses.
Cash flow provided by financing activities in the first nine fiscal months of 2007 was $60.0 million. This reflects the issuance of new long-term debt and the redemption of the majority of the 9.5% Senior Notes as discussed in the “Debt and Other Contractual Obligations” section below. The Company also received $5.5 million from the exercise of stock options, $26.7 million net borrowings on other debt, and $10.4 million related to the excess tax benefit from stock-based compensation. These increases were partially offset by the payment of preferred stock dividends of $0.3 million.

Debt and Other Contractual Obligations
On March 6, 2007, the Company commenced a cash tender offer (the “Offer”) to purchase, at $1,070.72 (per $1,000.00 9.5% Senior Note), any and all of the $285.0 million outstanding aggregate principal amount of the 9.5% Senior Notes that were issued in November 2003, bear interest at a fixed rate of 9.5% and mature in 2010. Also, in conjunction with the Offer, the Company received consent, on March 15, 2007, to effect certain amendments to the indenture governing the 9.5% Senior Notes that eliminated substantially all of the restrictive covenants. As of March 30, 2007, approximately 98% of the 9.5% Senior Notes were tendered, with the Company making total cash payments of approximately $280.0 million for the 9.5% Senior Notes, $9.3 million for accrued interest and $19.8 million for the inducement premium. The Company recognized a pre-tax loss on the extinguishment of debt of approximately $25.1 million, consisting of $20.5 million for the inducement premium and related tender fees and expenses and the write-off of approximately $4.6 million in unamortized fees and expenses. Since March 30, 2007, approximately $0.2 million of additional 9.5% Senior Notes have been purchased by the Company. General Cable Corporation and its U.S. wholly-owned subsidiaries continue to fully and unconditionally guarantee the remaining $4.8 million of 9.5% Senior Notes remaining on September 28, 2007 on a joint and several basis. The estimated fair value of the remaining 9.5% Senior Notes was approximately $5.1 million at September 28, 2007.
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
The Company’s current senior secured revolving credit facility (“Amended Credit Facility”), as amended, is a five-year, $300.0 million asset based revolving credit agreement that includes an approximate $50.0 million sublimit for the issuance of commercial and standby letters of credit and a $20.0 million sublimit for swingline loans. Loans under the Amended Credit Facility bear interest at the Company’s option, equal to either an alternate base rate (prime plus 0.00% to 0.50%) or an adjusted LIBOR rate plus an applicable margin percentage (LIBOR plus 1.00% to 1.75%). The applicable margin percentage is subject to adjustments based upon the excess availability, as defined. At September 28, 2007, the Company had no outstanding borrowings, had undrawn availability of $249.2 million under the Amended Credit Facility, and was in compliance with all covenants under the Amended Credit Facility. The Company had outstanding letters of credit related to this Amended Credit Facility of $31.4 million at September 28, 2007.
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
The Company’s 0.875% Convertible Notes were issued in November of 2006 in the amount of $355.0 million, pursuant to the Company’s effective Registration Statement on Form S-3. The 0.875% Convertible Notes bear interest at a fixed rate of 0.875%, payable semi-annually in arrears, and mature in 2013. The 0.875% Convertible Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company’s wholly-owned U.S. subsidiaries. The estimated fair value of the 0.875% Convertible Notes was approximately $528.7 million at September 28, 2007.
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
The Spanish Term Loan of €50 million was issued in December 2005 and was available in up to three tranches, with an interest rate of Euribor plus 0.8% to 1.5% depending on certain debt ratios. Two of the tranches have expired. The remaining tranche of the Spanish Term Loan is repayable in fourteen semi-annual installments, maturing seven years following the draw down. As of September 28, 2007, the U.S. dollar equivalent of $33.6 million was drawn under this term loan facility and no availability remains under the Spanish Term Loan.
The Spanish Credit Facility of €25 million was issued in December 2005, matures at the end of five years and carries an interest rate of Euribor plus 0.6% to 1.0% depending on certain debt ratios. No funds are currently drawn under the Spanish Credit Facility, leaving undrawn availability of approximately the U.S. dollar equivalent of $35.6 million as of September 28, 2007. Commitment fees ranging from 15 to 25 basis points per annum on any unused commitments under the Spanish Credit Facility will be assessed to Grupo General Cable Sistemas, S.A., and are payable on a quarterly basis.

The Spanish Term Loan and Spanish Credit Facility are subject to certain financial ratios of the Company’s European subsidiaries, the most restrictive of which is net debt to EBITDA (earnings before interest, taxes, depreciation and amortization). At September 28, 2007, the Company was in compliance with all covenants under these facilities. In addition, the indebtedness under the combined facilities is guaranteed by the Company’s Portuguese subsidiary and by Silec Cable, S.A.
On August 31, 2006, the Company acquired ECN Cable and assumed the U.S. dollar equivalent of $38.6 million (at prevailing exchange rates during that period) of mostly short-term ECN Cable debt as a part of the acquisition. On December 15, 2006, approximately $6.9 million (at the prevailing exchange rate on that date) of debt was paid and cancelled. As of September 28, 2007, ECN Cable’s debt was the U.S. dollar equivalent of $29.9 million. The debt consisted of approximately $2.3 million relating to an uncommitted accounts receivable facility and approximately $27.6 million of short-term financing agreements at various interest rates. In addition, ECN Cable has an €11 million ($15.7 million US dollar equivalent) debt facility that charges interest at Euribor plus 0.5%. No funds are currently drawn under this facility.
In addition to the Spanish Term Loan and Spanish Credit Facility, the Company has approximately $135.2 million of uncommitted facilities in Europe, which are secured by the respective company’s accounts receivable. At September 28, 2007, $49.0 million (including $2.3 million at ECN Cable, mentioned above) of these debt facilities were drawn.
As of December 31, 2006, the defined benefit pension plans were underfunded by approximately $35.7 million based on the actuarial methods and assumptions utilized for purposes of the applicable accounting rules and interpretations. An additional unfunded pension obligation was assumed in conjunction with the purchase of NSW on April 30, 2007. In 2007, pension expense is expected to decrease approximately $3.2 million from 2006, principally due to plan asset returns and the settlement of the SERP as discussed in Note 10. Cash contributions are expected to decrease up to approximately $1.3 million from 2006.
A cross currency and interest rate swap was entered into in 2005 by the Company to hedge the effects of the changes in spot exchange rates on the value of its investment in its European operations. Under the swap, the Company is required to make future payments, at a fixed interest rate of 7.5%, on the Euro-denominated balance of its cross currency and interest rate swap to the parties involved in the swap. The Company is also required, at the end of the swap’s life in the fourth quarter of 2007, to swap the original Euro-denominated principal balance that was equivalent to approximately $178.5 million as of September 28, 2007. However, the Company, in return, receives payments from the parties involved in the swap, at a fixed rate of 9.5%, on the dollar-denominated balance of its cross currency and interest rate swap, and the Company will receive, at the end of the swap’s life in the fourth quarter of 2007, a payment on the original dollar-denominated principal balance of $150.0 million.
The principal U.S. operating subsidiary has unconditionally guaranteed the payments required to be made to the parties involved in the swap. The guarantee continues until the commitment under the swap has been paid in full, including principal plus interest, with the final amount due in November 2007. This subsidiary’s maximum exposure under this guarantee was approximately $181.9 million as of September 28, 2007, and the net exposure position was an unfavorable $24.8 million. As of September 28, 2007, no significant liability was recorded on the Company’s condensed consolidated balance sheet for this guarantee.
The Company’s Spanish operating company, Grupo General Cable Sistemas (“Grupo General”), participates in accounts payable confirming arrangements with several European financial institutions. Grupo General negotiates payment terms with suppliers of generally 180 days and submits invoices to the financial institutions with instructions for the financial institutions to transfer funds from Grupo General’s accounts on the due date (on day 180) to the receiving parties to pay the invoices in full. The banks may, at their discretion, negotiate directly with the suppliers for earlier payment terms at a discount, and the discount is kept by the banks. The suppliers may also decline to participate in an early payment arrangement. At September 28, 2007, these arrangements had a maximum availability limit of the equivalent of $373.6 million, of which approximately $242.6 million was drawn. If these arrangements were reduced or terminated, Grupo General would have to pay its suppliers directly.

Summarized information about the Company’s contractual obligations and commercial commitments as of September 28, 2007 is as follows (in millions of dollars):

	Payments Due by Period
		Less than	1 - 3	4 - 5	After 5
	Total	1 Year	Years	Years	Years
Contractual obligations(1):
Total debt	$821.5	$97.4	$14.4	$17.6	$692.1
Interest payments on 9.5% Senior Notes	1.6	0.5	1.0	0.1	—
Interest payments on 7.125% Senior Notes	149.6	14.2	28.5	28.5	78.4
Interest payments on Senior Floating Rate Notes	83.2	10.1	20.2	20.2	32.7
Interest payments on 0.875% Convertible Notes	20.2	3.1	6.2	6.2	4.7
Operating leases	25.0	4.5	10.1	6.1	4.3
Defined benefit pension obligations(2)	7.0	7.0	—	—	—
Postretirement benefits	12.4	1.7	3.2	2.9	4.6
Commodity futures and forward pricing agreements(3)	274.5	270.1	4.4	—	—
Foreign currency contracts(3)	369.9	296.0	69.6	4.3	—
Cross currency and interest rate swap	181.9	181.9	—	—	—

Total	$1,946.8	$886.5	$157.6	$85.9	$816.8

(1)	This table does not include interest payments on some of General Cable’s variable rate debt because the future amounts are based on variable interest rates and the amount of the borrowings under the Amended Credit Facility and Spanish Credit Facility fluctuate depending upon the Company’s working capital requirements.

(2)	Defined benefit pension obligations reflect the Company’s estimates of contributions that will be required in 2007 to meet current law minimum funding requirements. Amounts beyond one year have not been provided because they are not determinable.

(3)	Information on these items is provided under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”
In connection with the January 1, 2007 adoption of FIN 48, the Company recognized an $18.8 million decrease in opening retained earnings. As of January 1, 2007, the Company had total unrecognized tax benefits of $45.6 million, of which $37.2 million would have a favorable impact on the effective tax rate if recognized. For the first nine months of 2007, $5.7 million of additional unrecognized tax benefits have been accrued for uncertain tax positions recorded in the opening balance sheet of acquired entities and tax positions likely to be taken for the current year, all of which would have a favorable impact on the effective tax rate if recognized. It is reasonably possible that approximately $2.0 million of unrecognized tax benefits related to various foreign and multi-state tax positions could change within the next twelve months due to the expiration of the statute of limitations.
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
The Company had outstanding letters of credit related to its Amended Credit Facility of approximately $31.4 million as of September 28, 2007 and December 31, 2006. These letters of credit are primarily renewed on an annual basis, and the majority of the amount relates to risks associated with an outstanding industrial revenue bond, with self insurance claims and with defined benefit plan obligations. The Company also had approximately $59.3 million in letters of credit related to Silec to cover risks associated with performance on some of its contracts as of September 28, 2007.
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
The Company’s expenditures for environmental compliance and remediation amounted to an insignificant amount for the nine fiscal months ended September 28, 2007 and $0.7 million for all of 2006. In addition, certain of General Cable’s subsidiaries have been named as potentially responsible parties in proceedings that involve environmental remediation. The Company had accrued $1.9 million at September 28, 2007 for all environmental liabilities. In the Wassall acquisition of General Cable from American Premier Underwriters, American Premier indemnified the Company against certain environmental liabilities arising out of General Cable or its predecessors’ ownership or operation of properties and assets, which were identified during the seven-year period, ended June 2001. As part of the 1999 acquisition, BICC plc agreed to indemnify General Cable against environmental liabilities existing at the date of the closing of the purchase of the business. The Company has agreed to indemnify Pirelli and Southwire Company against certain environmental liabilities arising out of the operation of the divested businesses prior to the sale. However, the indemnity the Company received from BICC plc related to the business sold to Pirelli terminated upon the sale of those businesses to Pirelli. While it is difficult to estimate future environmental liabilities, the Company does not currently anticipate any material adverse effect on results of operations, cash flows or financial position as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs.
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

The notional amounts and fair values of the Company’s designated cash flow and net investment hedge financial instruments at September 28, 2007 and December 31, 2006 are shown below (in millions). The net carrying amount of the designated cash flow and net investment hedge financial instruments was a net liability of $(40.5) million at September 28, 2007 and $(31.1) million at December 31, 2006.

	September 28, 2007		December 31, 2006
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Cash flow hedges:
Interest rate swap	$9.0	$(0.4)	$9.0	$(0.4)
Foreign currency forward exchange	369.9	(22.6)	152.0	(5.6)
Commodity futures	163.2	10.2	217.6	(10.8)
Net investment hedges:
Cross currency and interest rate swap	150.0	(27.7)	150.0	(14.3)

		$(40.5)		$(31.1)

Other Forward Pricing Agreements
In the normal course of business, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption of SFAS No. 133 because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At September 28, 2007 and December 31, 2006, General Cable had $111.3 million and $165.4 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At September 28, 2007 and December 31, 2006, the fair value of these arrangements were $118.7 million and $155.3 million, respectively, and General Cable had an unrealized gain (loss) of $7.4 million and $(10.1) million, respectively, related to these transactions. General Cable expects the unrealized losses, if any, under these agreements to be offset as a result of firm sales price commitments with customers.
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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 28, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). During the evaluation, management noted progress towards the remediation of the material weakness identified in the Company’s 2006 Annual Report on Form 10-K, however since the remediation activities have not been completed and fully tested, a material weakness still exists at the Silec Cable, SAS subsidiary, and because management considers its internal controls over financial reporting to intersect with its disclosure controls, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of September 28, 2007.
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
Except for the remediation plans with respect to the material weakness described above, there have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 28, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of the date of this filing, there have been no additional material legal proceedings or material developments in the legal proceedings disclosed in the Company’s 2006 Annual Report on Form 10-K.
ITEM 1A. RISK FACTORS
Other than the items discussed below, there have been no material changes in the Company’s risk factors from those disclosed in General Cable’s 2006 Annual Report on Form 10-K.
The current accounting treatment applicable to our convertible notes may be rescinded.
The FASB recently proposed FASB staff position (FSP) APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP 14-a). The proposed FSP specifies that issuers of such instruments should separately account for the liability and equity components of the instrument in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date when interest cost is recognized in subsequent periods. The Company has issued Convertible Notes that are within the scope of FSP APB 14-a; therefore, we would be required to record the debt portions of our Convertible Notes at their fair value on the date of issuance and amortize the resulting discount into interest expense over the life of the debt. However, there would be no effect on our cash interest payments. As currently proposed, FSP APB 14-a will be effective for financial statements issued for fiscal years beginning after December 15, 2007, and will be applied retrospectively to all periods presented. If adopted as proposed, these changes would be reflected in our financial statements beginning with the first quarter of 2008. We are currently evaluating the impact of this proposed change on our financial statements, and believe that the change, if adopted as proposed, may result in a significant increase in our reported interest expense.
The Company will face the risk of political and economic developments, crises, instability, terrorism, civil strife, expropriation and other risks of doing business in foreign markets.
With the acquisition of PDIC, the Company will have significant operations in countries in Central and South America, Africa and Asia. Economic and political developments in these countries, including future economic changes or crises (such as inflation, currency devaluation or recession), government deadlock, political instability, civil strife, international conflicts, changes in laws and regulations and expropriation or nationalization of property or other resources, could impact our operations or the market value of our common stock and have  an adverse effect on our business, financial condition and results of operations.  Although PDIC and its subsidiaries maintain political risk insurance related to its operations in a number of countries, we cannot assure that any losses we may incur would be covered by this insurance and, even if covered, such insurance may not fully cover such losses. In addition to these general risks, there are significant country specific risks including:
•	Brazil and other Latin American countries have historically experienced uneven periods of economic growth as well as recession, high inflation, currency devaluation and economic instability. The countries’ governments have been known to intervene in their respective economies which has involved price controls, currency devaluations, capital controls and limits on imports.

•	Thailand has recently experienced significant political and militant unrest in certain provinces. The country’s elected government was overthrown in September of 2006, with no assurance that democracy will be restored.

•	In recent years Venezuela has experienced difficult economic conditions, relatively high levels of inflation, and foreign exchange and price controls. The President of Venezuela has the authority to legislate certain areas by decree, and the government has nationalized or announced plans to nationalize certain industries and to expropriate certain companies and property.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Company currently has no share repurchase program approved by the Board of Directors, and therefore, repurchased no shares under such a program during the first nine fiscal months of 2007. However, employees of the Company do have the right to surrender to the Company shares in payment of minimum tax obligations upon the vesting of grants of common stock under the Company’s equity compensation plans and upon distributions from the Company’s deferred compensation plan. During the third quarter of 2007, specifically the fiscal months ended August 24, and September 28, 2007, 24,706 shares and 586 shares, respectively, were surrendered to the Company by employees in payment of minimum tax obligations, and the average price paid per share was $53.90.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None during the nine fiscal months ended September 28, 2007.

ITEM 5. OTHER INFORMATION
None during the nine fiscal months ended September 28, 2007.
ITEM 6. EXHIBITS
The following exhibits are filed herewith or incorporated herein by reference. Documents indicated by an asterisk (*) are filed herewith; documents indicated by a double asterisk (**) identify each management contract or compensatory plan. Documents not indicated by an asterisk are incorporated by reference to the document indicated.
     a) Exhibits

1.2
Purchase Agreement for the $475.0 million 1.00% Senior Convertible Notes Due 2012, dated September 26, 2007, by and among General Cable Corporation, the subsidiary guarantors named therein, Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 1.1 to the Form 8-K as filed on October 2, 2007).

4.7
Indenture for the $475.0 million 1.00% Senior Convertible Notes Due 2012, dated October 2, 2007, by and among General Cable Corporation, the subsidiary guarantors named therein, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K as filed on October 2, 2007).

10.107
Stock Purchase Agreement, dated as of September 12, 2007, by and among Freeport-McMoRan Copper & Gold Inc., Phelps Dodge Corporation, Phelps Dodge Industries, Inc., Habirshaw Cable and Wire Corporation and General Cable Corporation (incorporated by reference to Exhibit 2.1 to the form 8-K as filed on September 12, 2007).

10.108
Third Amended and Restated Credit Agreement, dated October 31, 2007, by and among GCI, as Borrower, the Company and those certain other subsidiaries of the Company party thereto, as Guarantors, the Issuing Banks, the Lenders and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent for the Lenders, Collateral Agent and Security Trustee (incorporated by reference to Exhibit 10.1 to the Form 8-K as filed on November 1, 2007).

*10.109
Letter Agreement, dated October 29, 2007, to the Stock Purchase Agreement, dated as of September 12, 2007, by and among Freeport-McMoRan Cooper & Gold Inc., Phelps Dodge Corporation, Phelps Dodge Industries, Inc., Habirshaw Cable and Wire Corporation and General Cable Corporation.

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

General Cable Corporation
Signed: November 7, 2007	By:	/s/ BRIAN J. ROBINSON
Brian J. Robinson
Senior Vice President, Chief Financial Officer and Treasurer (Chief Accounting Officer)

Exhibit Index

1.2
Purchase Agreement for the $475.0 million 1.00% Senior Convertible Notes Due 2012, dated September 26, 2007, by and among General Cable Corporation, the subsidiary guarantors named therein, Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 1.1 to the Form 8-K as filed on October 2, 2007).

4.7
Indenture for the $475.0 million 1.00% Senior Convertible Notes Due 2012, dated October 2, 2007, by and among General Cable Corporation, the subsidiary guarantors named therein, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K as filed on October 2, 2007).

10.107
Stock Purchase Agreement, dated as of September 12, 2007, by and among Freeport-McMoRan Copper & Gold Inc., Phelps Dodge Corporation, Phelps Dodge Industries, Inc., Habirshaw Cable and Wire Corporation and General Cable Corporation (incorporated by reference to Exhibit 2.1 to the form 8-K as filed on September 12, 2007).

10.108
Third Amended and Restated Credit Agreement, dated October 31, 2007, by and among GCI, as Borrower, the Company and those certain other subsidiaries of the Company party thereto, as Guarantors, the Issuing Banks, the Lenders and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent for the Lenders, Collateral Agent and Security Trustee (incorporated by reference to Exhibit 10.1 to the Form 8-K as filed on November 1, 2007).

10.109
Letter Agreement, dated October 29, 2007, to the Stock Purchase Agreement, dated as of September 12, 2007, by and among Freeport-McMoRan Cooper & Gold Inc., Phelps Dodge Corporation, Phelps Dodge Industries, Inc., Habirshaw Cable and Wire Corporation and General Cable Corporation.

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) or 15d – 14

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) or 15d – 14

32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.