Form 10-K
period 2007-12-31
GENERAL CABLE CORP /DE/
filed 2008-02-29
CIK 886035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $3,906.9 million at June 30, 2007 (based upon non-affiliate holdings of 51,577,134 shares and a market price of $75.75 per share).
As of February 22, 2008, there were 52,589,874 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
INDEX TO ANNUAL REPORT
ON FORM 10-K

PART I.
ITEM 1. BUSINESS
General Cable Corporation (the Company) is a global leader in developing, designing, manufacturing, marketing, distributing and installing copper, aluminum and fiber optic wire and cable products. The Company is a Delaware corporation and was incorporated in April 1994. The Company and its predecessors have served various wire and cable markets for over 150 years. The Company’s immediate predecessor was a unit of American Premier Underwriters, Inc. (American Premier), previously known as The Penn Central Corporation. American Premier acquired the Company’s existing wire and cable business in 1981 and significantly expanded the business between 1988 and 1991 by acquiring Carol Cable Company, Inc. and other wire and cable businesses and facilities. In June 1994, a subsidiary of Wassall PLC acquired the predecessor by purchase of General Cable’s outstanding subordinated promissory note, the General Cable common stock held by American Premier and a tender offer for the publicly-held General Cable common stock. Between May and August 1997, Wassall consummated public offerings for the sale of all of its interest in General Cable’s common stock. The Company has operated as an independent public company since completion of the offerings.
On October 31, 2007, the Company purchased the worldwide wire and cable business of Freeport-McMoRan Copper and Gold, Inc., which operated as Phelps Dodge International Corporation (PDIC). The acquisition was completed as part of the Company’s strategy to expand globally into energy and electrical infrastructure markets. With more than 50 years of experience in the wire and cable industry, PDIC manufactures a full range of electric utility, electrical infrastructure, construction and communication products. PDIC serves developing countries and customers in sectors that continue to grow faster than the developed world. In addition to its manufacturing capabilities, PDIC provides a global network of management, development, design, distribution, marketing assistance, technical support and engineering and purchasing services to contractors, distributors, and public and private utilities. The transaction created the need to manage operations on a geographic basis and therefore, effective November 1, 2007 the Company realigned its management structure along geographic lines.
Consistent with the new management structure of the Company, external reportable segments are reported using these same geographic lines. The Company operates in three segments: (1) North America, (2) Europe and North Africa, and (3) Rest of World (“ROW”), which consists of operations in Latin America, Sub-Saharan Africa, Middle East and Asia Pacific. These segments are discussed below and additional financial information regarding the segments appears in Note 17 to the Consolidated Financial Statements. Items 1, 1A, 2, 7, and 8 of this Annual Report on Form 10-K give effect to the change in reportable segments and impact on historically reported results.
The Company has a strong market position in each of the segments in which it competes due to product, geographic, and customer diversity and the Company’s ability to operate as a low cost provider. The Company sells a wide variety of copper, aluminum and fiber optic wire and cable products, which it believes represents one of the most diversified product lines in the industry. As a result, the Company is able to offer its customers a single source for most of their wire and cable requirements. As of December 31, 2007, the Company manufactures its product lines in 45 facilities including 3 facilities in which the Company has an equity investment and sells its products worldwide through its global operations. Technical expertise and implementation of Lean Six Sigma (“Lean”) strategies have contributed to the Company’s ability to maintain its position as a low cost provider.
Business Segments
Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial statements. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions on how to allocate resources and assess performance and should be consistent with the management structure. Under the criteria of SFAS 131, the Company has three operating and reportable segments based on geographic regions: (1) North America, (2) Europe and North Africa, and (3) Rest of World (ROW), which consists of operations in Latin America, Sub-Saharan Africa, Middle East and Asia Pacific. Additionally, see Note 17 to the Consolidated Financial Statements for revenue by country, long-lived assets by country and other required disclosures.
North America
The North America segment engages in the development, design, manufacturing, marketing and distribution of copper, aluminum, and fiber optic wires and cables in the United States and Canada primarily to domestic customers for use in the electric utility, electrical infrastructure and communications industries. The North America segment contributed approximately 49%, 56%, and 66% of the Company’s consolidated revenues for 2007, 2006, and 2005, respectively. In 2007, within the United States, Canada and Mexico, the Company has experienced an overall increase in sales and operating income.
Growth in the electric utility market served by the Company will be largely dependent on the investment policies of electric utilities and infrastructure improvement. The Company believes that the increase in electricity consumption in North America has outpaced the rate of utility investment in North America’s energy grid. As a result, the Company believes the average age of power transmission cables has increased, the current electric transmission infrastructure needs to be upgraded and the transmission grid is near capacity. Continued investment in the energy grid stemming from historical power outages in the U.S. and Canada and published studies by the North American Electric Reliability Council emphasizing the need to upgrade the power transmission infrastructure used by electric utilities have caused an increase in demand for the Company’s electric utility products. In addition, tax legislation was passed in the United States in 2004, which included the renewal of tax credits for producing power from wind. This has caused an increase in demand for the Company’s products, as the Company is a significant manufacturer of wire and cable used in wind farms. The passage of energy legislation in the United States in 2005 that was aimed at improving the transmission grid infrastructure and the reliability of power availability has contributed to an increase in demand for the Company’s transmission and distribution cables and is expected to continue to do so with some variability over time. While the overall long-term trend in demand for electric utility products remain strong, the Company has experienced some demand volatility, especially related to low-voltage and small gauge medium voltage cable demand within the United States. Demand for these low-voltage utility products is more closely related to new home construction, a market that has weakened in 2007. The Company expects that over time growth rates for electric utility products in North America will be highly variable depending on related product business cycles and the approval and funding cycle times for large utility projects.
The Company has strategic alliances in the United States and Canada with a number of major utility customers and is strengthening its position through these agreements. The Company utilizes a network of direct sales and authorized distributors to supply low- and medium-voltage and high-voltage bare overhead cable products. Approximately, 3,500 utility companies represent this market. A majority of the Company’s electric utility customers have entered into written agreements with the Company for the purchase of wire and cable products. These agreements typically have two to four year terms and provide adjustments to selling prices to reflect fluctuations in the cost of raw materials. These agreements do not guarantee a minimum level of sales. Historically, approximately 70% of the Company’s electric utility business revenues in North America are under contract prior to the start of each year.
The market for electrical infrastructure cable products in North America has many niches. Sales in North America are heavily influenced by the level of industrial construction spending as well as the level of capital equipment investment and maintenance, factory automation and mining activity. The Company experienced strengthened demand throughout 2005, 2006 and 2007 as a direct result of a strong turnaround in industrial construction spending in North America. This segment has also experienced high demand for products used in the mining, oil, gas, and petrochemical markets, and the Company expects strong demand to continue for these products into 2008 partly as a result of high oil prices, which influence drilling and coal mining activity and investment in alternatives energy sources. Recent demand has also been influenced by industrial sector maintenance spending in North America and as a result of short-term events such as the rebuilding efforts linked to the damage caused by hurricanes Katrina and Rita in 2005. An improved pricing environment continues to offset the historically high raw material costs experienced in recent years.
Sales of the automotive products are heavily influenced by the general overall health of the economy, ignition set complexity and ignition set design trends. Sales are often stronger during slower economic times since aftermarket ignition wire sets are used to maintain and lengthen the life of automobiles.
Over the last several years, demand for outside plant telecommunications cables has experienced a significant decline from historical levels. Overall demand for telecommunications products from the Company’s traditional Regional Bell Operating Company (RBOC) customers in North America has mostly declined over the last several years. Recent RBOC merger activity, allocation of capital to fiber-to-the-home initiatives, and budgetary constraints caused partially by higher copper costs has reduced both RBOC and distributor purchasing volume in this segment. The Company partially offset the impact of long term declining demand with the 2005 closure of its Bonham, Texas facility which is allowing the Company to better utilize its manufacturing assets. Similarly, during the fourth quarter 2007, the Company rationalized outside plant telecommunication products manufacturing capacity due to continued declines in telecommunications cable demand. The Company closed a portion of its telecommunications capacity located primarily at its Tetla, Mexico facility and has taken a pre-tax charge to write-off certain production equipment of $6.6 million. This action will free approximately 100,000 square feet of manufacturing space, which the Company plans to utilize for other products for the Central and South American markets.

The Company anticipates, based on recent public announcements, further deployment of fiber optic products into the telephone network. Increased spending by the telephone companies on fiber deployment negatively impacts their purchases of the Company’s copper based telecommunications cable products. The Company believes the negative impact on the purchase of copper based products has been somewhat mitigated in that some of its customers have upgraded a portion of their copper network to support further investment in fiber broadband networks.
Growth in the overall communications market will be largely dependent upon the level of information technology spending on network infrastructure. During the early part of this decade, sales of data communication products decreased, primarily as a result of a weak market for switching/local area networking cables. However, in the last few years, sales volume has shown improvement and the Company has benefited from the 2005 integration of its Dayville, Connecticut facility into a specialty networking manufacturing facility in Franklin, Massachusetts, acquired in March 2005, which is allowing the Company to better utilize its Networking manufacturing assets and grow specialty products in the networking market. In 2006 and 2007, the Company has benefited from increased demand for high-bandwidth data cables.
Europe and North Africa
The Europe and North Africa segment designs, manufactures, markets and distributes copper, aluminum and fiber optic cables originating in Spain, Norway, Portugal, France, and Germany and services markets throughout Europe and North Africa. This segment produces electric utility, electrical infrastructure, construction, and communications products. Additionally, the Europe and North Africa segment provides installation services for high-voltage and extra high-voltage electric utility projects around the world. The Europe and North Africa segment contributed approximately 42%, 40%, and 29% of the Company’s consolidated revenues for 2007, 2006, and 2005, respectively.
This segment has expanded in recent years due to several key acquisitions. These acquisitions have broadened the Company’s customer base and the product availability to increase its presence in the European market. These acquisitions include the purchase of Norddeutsche Seekabelwerke GmBH& Co. (NSW) in April 2007, E.C.N. Cable Group S.L. (ECN) in August 2006 and Silec Cables, S.A.S. (Silec) in December 2005. NSW is a leading global supplier of offshore communications, power and control cables as well as aerial cables for power utility communication and control networks. ECN Cable global sales consist mostly of sales of aluminum aerial high-voltage cables, low- and medium-voltage insulated power cables and bi-metallic products used in electric transmission and communications. The Silec acquisition has helped to position the Company as a global leader in cabling systems for the energy exploration, production, and transmission and distribution markets. These acquisitions demonstrate the Company’s strategic initiative to expand geographic and product diversity in the European market.
Growth in the Europe and North Africa segment will be largely dependent on the investment policies of electric utilities, infrastructure improvement and the growing needs of emerging economies. The Company believes that the increase in electricity consumption in Europe has outpaced the rate of utility investment in Europe’s energy grid. As a result, the Company believes the average age of power transmission cables has increased, the current electric transmission infrastructure needs to be upgraded and the transmission grid is near capacity. Capacity issues combined with periodic power outages in Europe emphasized the need to upgrade the power transmission infrastructure used by electric utilities, which has caused an increase in demand for the Company’s products. Demands for medium- and high-voltage cable has increased due to the continuing rebuild of the electric utility distribution infrastructure and increasing investments throughout Europe in wind farm electricity generation, including offshore wind farms. In addition, extra-high-voltage underground cable systems continue to experience high demand with lead times often extending beyond one year.
The market for electrical infrastructure cable products has many niches. The level of residential, non-residential and industrial construction spending heavily influences sales in Europe and North Africa. The Company experienced high demand throughout 2005 and 2006 as a result of continuing strength in residential and non-residential construction spending in the region, particularly in Spain. However, demand for residential low-voltage cables and building wire has decreased during 2007 in the Spanish domestic market and may decrease further into the foreseeable future. The slowdown in construction spending in Spain is being partially offset by a strong construction market in the broader European Union. An improved pricing environment continues to offset the historically high raw material costs in this segment.
Rest of World (ROW)
The ROW segment consists of sales and manufacturing resources in Latin America, Sub-Saharan Africa, Middle East and Asia Pacific that resulted from the PDIC acquisition and will be managed in conjunction with the Company’s historical operations in the Pacific Islands, New Zealand, Australia, India and China. The ROW segment develops, designs, manufactures, markets, and distributes wire and cable products for use in the electric utility, electrical infrastructure, construction and communications markets as well as rod mill products, specifically copper and aluminum rod,. This segment contributed approximately 9%, 4%, and 5% of the Company’s consolidated net sales in 2007, 2006, and 2005, respectively. It should be noted historical results only include PDIC results since October 31, 2007. The ROW segment operations are located in Australia, Brazil, Chile, China, Costa Rica, Ecuador, El Salvador, Fiji, Honduras, India, New Zealand, Panama, South Africa, Thailand, Venezuela and Zambia.
This segment is expected to grow prospectively as a result of the October 31, 2007 acquisition of PDIC, which has leading market positions in Latin America, Sub-Saharan Africa and Asia Pacific. In 2006, the last full year before the acquisition, PDIC reported global net sales of approximately $1,168.4 million (based on average exchange rates). This expectation is based on the fact that markets in the countries served are generally growing faster than the developed markets of North America and Europe. Additionally, throughout the region, the Company anticipates an expanded product offering will provide greater accessibility to customers as it relates to recent announcements of planned investment in electrical infrastructure, construction and electric utility throughout Central and South America.
In Brazil, political stability has contributed to several key initiatives as it relates to investment in electric utility, construction and electrical infrastructure products such as the “Lights for All” project, which is a program intended to expand the availability of electricity to consumers throughout the country. Political stability has also contributed to the substantial growth in the housing and various other industrial segments. In Venezuela, the centralized political structure has lead to several positive implications as it relates to the Company’s business such as fewer competitors, a growing construction segment and a higher level of government investment. In sub-Saharan Africa, countries such as South Africa and Zambia are expected to experience investment in construction and housing markets in preparation for the 2010 World Cup to be held in South Africa and in Zambia where the National Housing Authority has authorized a significant housing appropriations agreement. The region has also recently experienced electricity shortages as a result of historical under investment in the regional energy infrastructure. This may cause an increase in future demand for the Company’s products over time.
In Asia Pacific, specifically Thailand, the country’s first election since the military coup in September 2006 was held in December 2007. A coalition government has been formed, if the election results are upheld the new government is expected to stabilize the political arena and generate economic growth. Additionally, the Thai Government has dropped an earlier proposal to revise the Foreign Business Act that would have presented several investment restrictions to outside or foreign investors. The Company expects this announcement will lead to further investment in the country and over time may also increase demand for the Company’s products.
Products
The various wire and cable product lines are sold and manufactured by all geographic segments except for rod mill products which are only manufactured and sold by the ROW segment and construction products which are only sold in the Europe and North Africa and ROW segments. Additionally, revenue by product line is included in Note 17 to the Consolidated Financial Statements. Products sold by the Company’s three segments include the following:
•	Electric utility products – The primary products in this grouping include low- and medium-voltage distribution cable; high- and extra-high voltage power transmission cable products and installation; and bare overhead conductor. These products are sold to electric utility and power companies and contractors. The Company is a leader in the supply of electric utility cables in North America, Latin America, Western Europe, Oceania and Southeast Asia.

The Company manufactures low- and medium-voltage aluminum and copper distribution cable, bare overhead aluminum conductor and high-voltage transmission cable. Bare transmission cables are utilized by utilities in the transmission grid to provide electric power from the power generating stations to the distribution sub-stations. Medium-voltage cables are utilized in the primary distribution infrastructure to bring power from the distribution sub-stations to the transformers. Low-voltage cables are utilized in the secondary distribution infrastructure to take the power from the transformers to the end-user.

The Company provides installation services for high-voltage and extra-high-voltage transmission cables used in certain overhead and underground applications. The underground power cables are highly engineered cables and the installation of such requires specific expertise. Through these services, the Company has strengthened its materials science, power connectivity and systems integration expertise.

•	Electrical Infrastructure products – This product group includes electrical infrastructure, portable cord products and transportation products and industrial harnesses. These products consist of wire and cable that are used for many applications: maintenance and repair; temporary power on construction sites; conduction of electrical current and signals for industrial, original equipment manufacturers, and commercial power, residential power, and control applications; and jacketed wire and cable products and harnesses for automotive and industrial applications.

These products include low- and medium-voltage industrial cables, rail and mass transit cables, shipboard cables, oil and gas cables and other industrial cables. Applications for these products include power generating stations, marine, mining, oil and gas, transit/locomotive, original equipment manufacturers, machine builders and shipboard markets. The Company’s Polyrad® XT marine wire and cable products also provide superior properties and performance levels that are necessary for heavy-duty industrial applications to both onshore and offshore platforms, ships and oil rigs. Many wire and cable applications require cables with exterior armor and/or jacketing materials that can endure exposure to chemicals, extreme temperatures and outside elements. The Company offers products that are specifically designed for these applications.

The portable cord products in this product group consist of a wide variety of rubber and plastic insulated cord products for power and control applications serving industrial, mining, entertainment, original equipment manufacturers, and other markets. These products are used for the distribution of electrical power but are designed and constructed to be used in dynamic and severe environmental conditions where a flexible but durable power supply is required including both standard commercial cord and cord products designed to meet customer specifications. Portable rubber-jacketed power cord, the Company’s highest volume selling cord product line, is typically manufactured without a connection device at either end and is sold in standard and customer-specified lengths. The cords are also sold to original equipment manufacturers for use as power cords on their products and in other applications, in which case the cord is made to the original equipment manufacturers specifications. The Company also manufactures portable cord for use with moveable heavy equipment and machinery. The Company’s portable cord products are sold primarily through electrical distributors and electrical retailers to industrial customers, original equipment manufacturers, contractors and consumers.

The transportation products consist of ignition wire sets for sale to the automotive aftermarket. These products are sold primarily to automotive parts retailers and distributors. The Company’s automotive products are also sold on a private label basis to retailers and other automotive parts manufacturers. Other products include cable harnesses (assemblies) for use in industrial control applications as well as medical applications. These assemblies are used in such products as industrial machinery, diagnostic imaging and transportation equipment. These products are sold primarily to original equipment manufacturers and industrial equipment manufacturers.

•	Construction products — This product group includes wire and cable products for construction markets. These products consist of construction cables, building wire and flexible cords. This grouping includes construction cables that meet low-smoke, zero-halogen requirements and flame retardant cables. The cables are used in the construction markets served by electrical distributors, contractors and retail home centers. The principal end users are electricians, distributors, installation and engineering contractors and do-it-yourself consumers.

•	Communication products – The communication products include wire and cable products that transmit low-voltage signals for voice and data applications and electronic wire and cables.

One principal product category is data communication products that include high-bandwidth twisted copper and fiber optic cables and multi-conductor cables for customer premises, local area networks and telephone company central offices. Customer premise communication products are used for wiring at subscriber premises, and include computer, riser rated and plenum rated wire and cable. Riser cable runs between floors and plenum cable runs in air spaces, primarily above ceilings in non-residential structures. Local area network cables run between computers along horizontal raceways and in backbones between servers. Central office products interconnect components within central office switching systems and public branch exchanges. The Company sells data communications products primarily through a direct sales force.

Another principal product category includes outside plant telecommunications exchange cable, which is short haul trunk, feeder or distribution cable from a telephone company’s central office to the subscriber premises. The product consists of multiple paired conductors (ranging from two to 4,200 pairs) and various types of sheathing, water-proofing, foil wraps and metal jacketing. Service wire is used to connect telephone subscriber premises to curbside distribution cable. The Company sells telecommunications products primarily to telecommunications system operators through its direct sales force under supply contracts of varying lengths and to telecommunications distributors. The contracts do not guarantee a minimum level of sales.

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

The Company produces and sells fiber-optic submarine communication cable systems and special cables for the offshore industry and other underwater and terrestrial applications. Products include fiber-optic submarine cables and hardware, low detection profile cables, turnkey submarine networks, and offshore systems integration.

•	Rod Mill products– Rod Mill product include continuous cast copper and aluminum rod, which is sold to other wire and cable manufacturers. These products are only produced and sold by former PDIC operations in our ROW segment. Copper and aluminum rod are the key material used in the manufacturing of wire and cable products. Customers in this segment rely on the Company to provide just-in-time delivery of this important component.
Industry and Market Overview
The wire and cable industry is competitive, mature and cost driven. For many product offerings, there is little differentiation among industry participants from a manufacturing or technology standpoint. During recent years and continuing through 2007, the Company’s end markets have continued to demonstrate recovery from the low points of demand experienced in 2003. In the past several years, there has been significant merger and acquisition activity which, the Company believes, has led to a reduction in inefficient, high cost capacity in the industry. Wire and cable products are relatively low value added, higher weight (and therefore relatively expensive to transport) and often subject to regional or country specifications. The wire and cable industry is raw materials intensive with copper and aluminum comprising the major cost components for cable products. Changes in the cost of copper and aluminum are generally passed through to the customer, although there can be timing delays of varying lengths depending on the volatility in metal prices, the type of product, competitive conditions and particular customer arrangements.
Raw Materials Sources and Availability
The principal raw materials used by General Cable in the manufacture of its wire and cable products are copper and aluminum. The price of copper and aluminum as traded on the London Metal Exchange (“LME”) and COMEX has historically been subject to considerable volatility and during the past few years, has been subject to an upward trend. For example, the daily selling price of copper cathode on the COMEX averaged $3.22 per pound in 2007, $3.09 per pound in 2006 and $1.68 per pound in 2005 and the daily price of aluminum rod averaged $1.23 per pound in 2007, $1.22 per pound in 2006 and $0.92 per pound in 2005. This copper and aluminum price volatility is representative of all reportable segments.
The Company purchases copper and aluminum from various global sources, generally through annual supply contracts. Copper and aluminum are available from many sources, however, unanticipated problems with the Company’s copper or aluminum rod suppliers could negatively affect the Company’s business. In North America, the Company has centralized the purchasing of its copper, aluminum and other significant raw materials to capitalize on economies of scale and to facilitate the negotiation of favorable purchase terms from suppliers. In 2007, the Company’s largest supplier of copper rod accounted for approximately 84% of its North American copper purchases while the largest supplier of aluminum rod accounted for approximately 85% of its North American aluminum purchases. The Company’s European operations purchases copper and aluminum rod from many suppliers or brokers with each generally providing a small percentage of the total copper and aluminum rod purchased. The Company’s ROW segment internally produces the majority of its copper and aluminum rod production needs and obtains cathode and ingots from various suppliers with each supplier generally providing a small percentage.
General Cable generally passes changes in copper and aluminum prices along to its customers, although there are timing delays of varying lengths depending upon the volatility of metals prices, the type of product, competitive conditions and particular customer arrangements. A significant portion of the Company’s electric utility and telecommunications business and, to a lesser extent, the Company’s electrical infrastructure business has metal escalators written into customer contracts under a variety of price setting and recovery formulas. The remainder of the Company’s business requires that volatility in the cost of metals be recovered through negotiated price changes with customers. In these instances, the ability to change the Company’s selling prices may lag the movement in metal prices by a period of time as the customer price changes are implemented. As a result of this and a number of other practices intended to match copper and aluminum purchases with sales, profitability over the periods presented has not been significantly affected by changes in copper and aluminum prices. General Cable does not engage in speculative metals trading.
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
The Company owns a number of U.S. and foreign patents and has patent applications pending in the U.S. and abroad. Through the recent acquisition of PDIC, the Company acquired patents in Brazil, Canada, China, Hungary, India, Mexico, Taiwan, Thailand and in the United States relating to magnet wire. Although in the aggregate these patents are of considerable importance to the manufacturing and marketing of many of the Company’s products, the Company does not consider any single patent or group of patents to be material to its business as a whole. While the Company occasionally obtains patent licenses from third parties, none are deemed to be material.
The Company also owns a number of U.S. and foreign registered trademarks and has many applications for new registrations pending. The Company acquired registered trademarks and trade names related to “Phelps Dodge International Corporation” and PDIC global marks and symbols. Although in the aggregate these trademarks are of considerable importance to the manufacturing and marketing of many of the Company’s products, the Company does not consider any single trademark or group of trademarks to be material to its business as a whole with the exception of the recently acquired PDIC related trademarks and trade names. Trademarks which are considered to be generally important are General Cable®, Anaconda®, BICC®, Carol®, GenSpeed®, Helix/HiTemp®, NextGen®, and Silec®, Polyrad® Phelps Dodge International Corporation® and Phelps Dodge International Corporation global symbol and the Company’s triad symbol. The Company believes that its products bearing these trademarks have achieved significant brand recognition within the industry.
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
Seasonality
General Cable generally has experienced and expects to continue to experience certain seasonal trends in construction related product sales and customer demand. Demand for construction related products during winter months in certain geographies is generally lower than demand during spring and summer months. Additionally, the Company has historically experienced changes in demand resulting from poor or unusual weather. The Company believes that with the acquisition of PDIC the impact of seasonality of the business will be somewhat mitigated as a result of the Company’s expanded geographical base.
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

Advertising Expense
Advertising expense consists of expenses relating to promoting the Company’s products, including trade shows, catalogs, and e-commerce promotions, and is charged to expense when incurred. Advertising expense was $16.9 million, $8.2 million and $6.4 million in 2007, 2006 and 2005, respectively.
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
Settlements can often be achieved through negotiations with the appropriate environmental agency or the other potentially responsible parties. Potentially responsible parties that contributed small amounts of waste (typically less than 1% of the waste) are often given the opportunity to settle as “de minimus” parties, resolving their liability for a particular site. The Company does not own or operate any of the waste sites with respect to which it has been named as a potentially responsible party by the government. Based on the Company’s review and other factors, it believes that costs to the Company relating to environmental clean-up at these sites will not have a material adverse effect on its results of operations, cash flows or financial position.
In the transaction with Wassall PLC in 1994, American Premier Underwriters, Inc. agreed to indemnify the Company against liabilities (including all environmental liabilities) arising out of the Company’s or the Company’s predecessors’ ownership or operation of the Indiana Steel & Wire Company and Marathon Manufacturing Holdings, Inc. businesses (which were divested by the predecessor prior to the 1994 Wassall transaction), without limitation as to time or amount. American Premier also agreed to indemnify the Company against 662/3% of all other environmental liabilities arising out of the Company’s or the Company’s predecessors’ ownership or operation of other properties and assets in excess of $10 million but not in excess of $33 million, which were identified during the seven-year period ended June 2001. Indemnifiable environmental liabilities through June 2001 were substantially below that threshold. In addition, the Company also has claims against third parties with respect to some of these liabilities.
During 1999, the Company acquired the worldwide energy cable and cable systems business of Balfour Beatty plc, previously known as BICC plc. As part of this acquisition, the seller agreed to indemnify the Company against environmental liabilities existing at the date of the closing of the purchase of the business. The indemnity was for an eight-year period that ended in 2007, while the Company operates the businesses, subject to certain sharing of losses (with BICC plc covering 95% of losses in the first three years, 80% in years four and five and 60% in the remaining three years). The indemnity is also subject to the overall indemnity limit of $150 million, which applies to all warranty and indemnity claims in the transaction. In addition, BICC plc assumed responsibility for cleanup of certain specific conditions at various sites operated by the Company and cleanup is mostly complete at these sites. In the sale of the businesses to Pirelli in August 2000, the Company generally indemnified Pirelli against any environmental liabilities on the same basis as BICC plc indemnified it in the earlier acquisition. However, the indemnity the Company received from BICC plc relating to the European businesses sold to Pirelli terminated upon the sale of those businesses to Pirelli. In addition, the Company generally indemnified Pirelli against other claims relating to the prior operation of the business. Pirelli has asserted claims under this indemnification. The Company is continuing to investigate and defend against these claims and believes that the reserves currently included in the Company’s balance sheet are adequate to cover any obligations it may have.
In connection with the sale of certain business to Southwire Company in 2001, the Company has agreed to indemnify Southwire Company against certain environmental liabilities arising out of the operation of the business it sold to Southwire. The indemnity is for a ten-year period from the closing of the sale, which ends in the fourth quarter of 2011, and is subject to an overall limit of $20 million. At this time, there are no claims outstanding under this indemnity.
As part of the acquisition of Silec, SAFRAN SA agreed to indemnify General Cable against environmental losses arising from breach of representations and warranties on environmental law compliance and against losses arising from costs

General Cable could incur to remediate property acquired based on a directive of the French authorities to rehabilitate property in regard to soil, water and other underground contamination arising before the closing date of the purchase. These indemnities are for a six-year period ending in 2011 while General Cable operates the businesses subject to sharing of certain losses (with SAFRAN covering 100% of losses in year one, 75% in years two and three, 50% in year four, and 25% in years five and six). The indemnities are subject to an overall limit of 4.0 million euros. As of December 31, 2007, there were no claims outstanding under this indemnity.
In 2007, the Company acquired the worldwide wire and cable business of Freeport-McMoRan Copper and Gold Inc., which operates as PDIC. As part of this acquisition, the seller agreed to indemnify the Company for certain environmental liabilities existing at the date of the closing of the acquisition. The seller’s obligation to indemnify the Company for these particular liabilities generally survives four years from the date the parties executed the definitive purchase agreement unless the Company has properly notified the seller before the expiry of the four year period. The seller also made certain representations and warranties related to environmental matters and the acquired business and agreed to indemnify the Company for breaches of those representation and warranties for a period of four years from the closing date. Indemnification claims for breach of representations and warranties are subject to an overall indemnity limit of approximately $105 million with a deductible of $5.0 million, which generally applies to all warranty and indemnity claims for the transaction.
While it is difficult to estimate future environmental liabilities accurately, the Company does not currently anticipate any material adverse effect on its consolidated results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs of the sites discussed above.
Employees
At December 31, 2007, General Cable employed approximately 11,800 persons, and collective bargaining agreements covered approximately 6,900 employees, or 58% of total employees, at various locations around the world. During the five calendar years ended December 31, 2007, the Company experienced two strikes in North America both of which were settled on satisfactory terms. There were no other major strikes at any of the Company’s facilities during the five years ended December 31, 2007. In the United States, Canada, Venezuela, Brazil and Zambia union contracts will expire at four facilities in 2008 and six facilities in 2009 representing approximately 5.5% and 10.5%, respectively, of total employees as of December 31, 2007. The Company believes it will successfully renegotiate these contracts as they come due. For countries not specifically discussed above, labor agreements are generally negotiated on an annual or bi-annual basis.
Disclosure Regarding Forward-Looking Statements
Certain statements in the 2007 Annual Report on Form 10-K including, without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures and our or management’s beliefs, expectations or opinions, are forward-looking statements, and as such, we desire to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “may,” “anticipate,” “intend,” “estimate,” “project,” “plan,” “assume,” “seek to” or other similar expressions, although not all forward-looking statements contain these identifying words.
Actual results may differ materially from those discussed in forward-looking statements as a result of factors, risks and uncertainties over many of which we have no control. These factors include, without limitation, the following: economic and political consequences resulting from terrorist attacks, war and political and social unrest; economic consequences arising from natural disasters and other similar catastrophes, such as floods, earthquakes, hurricanes and tsunamis; domestic and local country price competition, particularly in certain segments of the power cable market and other competitive pressures; general economic conditions, particularly those in the construction, energy and information technology sectors; changes in customer or distributor purchasing patterns in our business segments; our ability to increase manufacturing capacity and productivity; the financial impact of any future plant closures; our ability to successfully complete and integrate acquisitions and divestitures; our ability to negotiate extensions of labor agreements on acceptable terms and to successfully deal with any labor disputes; our ability to service, and meet all requirements under, our debt, and to maintain adequate domestic and international credit facilities and credit lines; our ability to pay dividends on our preferred stock; our ability to make payments of interest and principal under our existing and future indebtedness and to have sufficient available funds to effect conversions and repurchases from time to time; lowering of one or more debt ratings issued by nationally recognized statistical rating organizations, and the adverse impact such action may have on our ability to raise capital and on our liquidity and financial conditions; the impact of unexpected future judgments or settlements of claims and litigation; our ability to achieve target returns on investments in our defined benefit plans; our ability to avoid limitations on utilization of net losses for income tax purposes; the cost and availability of raw materials, including copper, aluminum and petrochemicals; our ability to increase our selling prices during periods of increasing raw material costs; the impact of foreign currency fluctuations and changes in interest rates; the impact of technological changes; and other material factors. See Item 1A, “Risk Factors,” for a more detailed discussion on some of these risks. We do not undertake and specifically decline any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
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
Executive Officers of the Registrant
The following table sets forth certain information concerning the executive officers of General Cable on December 31, 2007.

Name	Age	Position
Gregory B. Kenny	55	President, Chief Executive Officer and Class II Director
Brian J. Robinson	39	Senior Vice President, Chief Financial Officer and Treasurer
Robert J. Siverd	59	Executive Vice President, General Counsel and Secretary
J. Michael Andrews	43	Executive Vice President and Group President – North American Energy Infrastructure and Technology
Domingo Geonaga	66	Executive Vice President, President and Chief Executive Officer, General Cable Europe and North Africa General Cable Corporation
Gregory J. Lampert	40	Executive Vice President and Group President — North American Electrical and Communications Infrastructure
Roddy Macdonald	59	Executive Vice President, Global Sales and Business Development
Mathias Sandoval	47	Executive Vice President, General Cable Rest of World, President and Chief Executive Officer, Phelps Dodge International Corporation
Mr. Kenny has been one of General Cable’s directors since 1997 and has been President and Chief Executive Officer since August 2001. He served as President and Chief Operating Officer from May 1999 to August 2001. He served as Executive Vice President and Chief Operating Officer of General Cable from March 1997 to May 1999. From June 1994 to March 1997, he was Executive Vice President of General Cable’s immediate predecessor. He is also a director of Corn Products International, Inc. (NYSE: CPO) and Cardinal Health, Inc (NYSE: CAH).
Mr. Robinson has served as Senior Vice President, Chief Financial Officer and Treasurer since January 1, 2007 and was recently named Executive Vice President, Chief Financial Officer and Treasurer effective January 1, 2008. He has served as Senior Vice President, Controller and Treasurer from March 2006 to December 2006. He served as General Cable Controller from 2000 to February 2006 and Assistant Controller from 1999 to 2000. From 1997 until 1999, he served as an Audit Manager focused on accounting services for global companies for Deloitte & Touche LLP, and from 1991 to 1997, he served in roles of increasing responsibility with the Deloitte & Touche LLP office in Cincinnati, Ohio.
Mr. Siverd has served as Executive Vice President, General Counsel and Secretary of General Cable since March 1997. From July 1994 until March 1997, he was Executive Vice President, General Counsel and Secretary of the predecessor company.
J. Michael Andrews has served as Executive Vice President and Group President, North American Energy Infrastructure and Technology since October 2007. He served as Senior Vice President and General Manager of Energy, Industrial and Specialty Cables since January 2004. He served as Senior Vice President and General Manager of Electric Utility Business from November 1999 to January 2004. He served as Vice President Specialty Sales from September 1997 to November 1999. Mr.

Andrews joined General Cable in January of 1996 and has worked in a number of capacities including product management, sales and business team leadership. Prior to joining General Cable, he held management positions with Andersen Consulting (Accenture), Automated Data Processing (ADP) and Fifth Third Bank.
Mr. Goenaga has served as Executive Vice President, President and Chief Executive Officer, General Cable’s Europe and North Africa region since October 2007. He was President and Chief Executive Officer of General Cable Europe since 2001. Mr.Goenaga joined General Cable in 1963. Throughout his service with General Cable, Mr.Goenaga has held numerous leadership roles in both finance and general management, including Managing Director of General Cable Iberia.
Mr. Lampert has served as Executive Vice President, Group President — North America Electrical and Communications Infrastructure since October 2007. He served as Senior Vice President and General Manager — Data Communications and Carol Brand Products from August 2005 until September 2007. He served as Vice President and General Manager — Carol Brand Products from January 2004 until July 2005. He served as Vice President of Sales — Electrical and Industrial Distribution from July 2000 until December 2003. He served as Product Manager — Building Wire from April 1998 until June 2000. Prior to joining General Cable, Mr. Lampert spent eight years with The Dow Chemical Company in sales and marketing roles of increasing responsibility.
Mr. Macdonald has served as Executive Vice President of Global Sales and Business Development since October 2007. He was Senior Vice President, Sales and Business Development for General Cable since September 2001. He joined the Company as Senior Vice President and General Manager, Electrical Cables in December 1999. From the period 1994 – 1999, Mr. Macdonald served as Vice President, Human Resources, Information Technology and Corporate Secretary for Commonwealth Aluminum Corporation. In 1995, Mr. Macdonald was appointed to the position of Executive Vice President, Corporate Systems for Commonwealth, and in 1997, he assumed the role of President of Alflex Corporation, a subsidiary of Commonwealth that manufactures armored cable products. He served for 25 years as an officer in the British Armed Services. In 1983 he was made a Member of the Order of the British Empire for services leading commando forces in combat in the Falkland Islands and ended his distinguished military career in 1993 as a Brigadier General.
Mr. Sandoval has served as Executive Vice President of General Cable Rest of World and President and Chief Executive Officer of Phelps Dodge International Corporation (“PDIC”) since October 2007. He began his 24-year career with PDIC as a process engineer in Costa Rica and has held positions in engineering, operations and management, including General Manager of PDIC’s Honduras-based business, President of their Venezuelan operations, Vice President of their Global Aluminum Business Segment and Vice President of PDIC’s Global Energy Segment. He became President of PDIC in 2001. He has served on Boards of Directors for joint ventures between United States companies and private- and government-owned enterprises in China, Thailand, the Philippines, Zambia, South Africa, Mexico, Honduras, Costa Rica, Panama, Venezuela, Ecuador, Brazil and Chile.
ITEM 1A. RISK FACTORS
Unless the context indicates otherwise, all references to “we”, “us”, “our” in this Item 1A, “Risk Factors,” refer to the Company. We are subject to a number of risks listed below, which could have a material adverse effect on our financial condition, results of operations and value of our securities.
Certain statements in the 2007 Annual Report on Form 10-K including, without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures and our or management’s beliefs, expectations or opinions, are forward-looking statements, and as such, we desire to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995. Our forward-looking statements should be read in conjunction with our comments in this report under the heading, “Disclosure Regarding Forward-Looking Statements.” Actual results may differ materially from those statements as a result of factors, risks and uncertainties over which we have no control. Such factors include, but are not limited to, the risks and uncertainties discussed below.
Risks Related to Our Business
•	Our net sales, net income and growth depend largely on the economic strength of the geographic markets that we serve, and if these markets become weaker, we could suffer decreased sales and net income.
Many of our customers use our products as components in their own products or in projects undertaken for their customers. Our ability to sell our products is largely dependent on general economic conditions, including how much our customers and end-users spend on power transmission and distribution infrastructures, industrial manufacturing assets, new construction and building, information technology and maintaining or reconfiguring their communications networks. In the early 2000s, many companies significantly reduced their capital equipment and information technology budgets, and construction activity that necessitates the building or modification of communication networks and power transmission and distribution infrastructures slowed considerably as a result of a weakening of the U.S. and foreign economies. As a result, our net sales and financial results declined significantly in those years. Beginning in 2004 and continuing through 2007, we have seen an improvement in these markets; however, if they were to weaken, we could suffer decreased sales and net income.
•	The markets for our products are highly competitive, and if we fail to invest in product development, productivity improvements and customer service and support, sales of our products could be adversely affected.
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
We believe that competitors will continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. We expect that we will be required to continue to invest in product development, productivity improvements and customer service and support in order to compete in our markets. Furthermore, an increase in imports of products competitive with our products could adversely affect our sales on a region by region basis.
•	Our business is subject to the economic, political and other risks of maintaining facilities and selling products in foreign countries.
During the year ended December 31, 2007, approximately 51% of our sales and approximately 73% of our assets were in markets outside North America. Our operations outside North America generated approximately $86.5 million of our cash flows from operations and the North American operations generated approximately $145.2 million of cash flows from operations during this period. Our financial results may be adversely affected by significant fluctuations in the value of the U.S. dollar against foreign currencies or by the enactment of exchange controls or foreign governmental or regulatory restrictions on the transfer of funds. In addition, negative tax consequences relating to repatriating certain foreign currencies, particularly cash generated by our operations in Spain, Venezuela and the Philippines, may adversely affect our cash flows.
Furthermore, our foreign operations are subject to risks inherent in maintaining operations abroad, such as economic and political destabilization, international conflicts, restrictive actions by foreign governments, nationalizations, changes in regulatory requirements, the difficulty of effectively managing diverse global operations, adverse foreign tax laws and the threat posed by potential international disease pandemics in countries that do not have the resources necessary to deal with such outbreaks. Over time, we intend to continue to expand our foreign operations, which would serve to exacerbate these risks and their potential effect on our business, financial position and results of operations. In particular, with the acquisition of PDIC, we will have significant operations in countries in Central and South America, Africa and Asia. Economic and political developments in these countries, including future economic changes or crises (such as inflation, currency devaluation or recession), government deadlock, political instability, civil strife, international conflicts, changes in laws and regulations and expropriation or nationalization of property or other resources, could impact our operations or the market value of our common stock and have an adverse effect on our business, financial condition and results of operations.  Although PDIC and its subsidiaries maintain political risk insurance related to its operations in a number of countries, any losses we may incur may not be covered by this insurance and, even if covered, such insurance may not fully cover such losses. In addition to these general risks, there are significant country specific risks including:
•	Brazil and other Latin American countries have historically experienced uneven periods of economic growth as well as recession, high inflation, currency devaluation and economic instability. The countries’ governments have been known to intervene in their respective economies, which have involved price controls, currency devaluations, capital controls and limits on imports.

•	Thailand has recently experienced significant political and militant unrest in certain provinces. The country’s elected government was overthrown in September 2006, with an elected government only recently restored.

•	In recent years, Venezuela has experienced difficult economic conditions, relatively high levels of inflation, and foreign exchange and price controls. The President of Venezuela has the authority to legislate certain areas by decree, and the Venezuelan government has nationalized or announced plans to nationalize certain industries and has sought to expropriate certain companies and property.

•	Compliance with foreign and U.S. laws and regulations applicable to our international operations, including the FCPA, is difficult and may increase the cost of doing business in international jurisdictions.
Various laws and regulations associated with our current international operations are complex and increase our cost of doing business. Furthermore, these laws and regulations expose us to fines and penalties if we fail to comply with them. These laws and regulations include import and export requirements, U.S. laws such as the FCPA, and local laws prohibiting corrupt payments to governmental officials. Although we have implemented policies and procedures designed to ensure compliance with these laws, there can be no assurance that our employees, contractors and agents will not take actions in violation of our policies, particularly as we expand our operations through organic growth and acquisitions. Any such violations could subject us to civil or criminal penalties, including substantial fines or prohibitions on our ability to offer our wire and cable products in one or more countries, and could also materially damage our reputation, our brand, our international expansion efforts, our business and our operating results. In addition, if we fail to address the challenges and risks associated with our international expansion and acquisition strategy, we may encounter difficulties implementing our strategy, which could impede our growth or harm our operating results.
•	Volatility in the price of copper and other raw materials, as well as fuel and energy, could adversely affect our businesses.
The costs of copper and aluminum, the most significant raw materials we use, have been subject to considerable volatility over the past few years. Volatility in the price of copper, aluminum, polyethylene, petrochemicals, and other raw materials, as well as fuel, natural gas and energy, may in turn lead to significant fluctuations in our cost of sales. Additionally, sharp increases in the price of copper can also reduce demand if customers decide to defer their purchases of copper wire and cable products or seek to purchase substitute products. Although we attempt to recover copper and other raw material price changes either in the selling price of our products or through our commodity hedging programs, there is no assurance that we can do so successfully or at all in the future.
•	Interruptions of supplies from our key suppliers may affect our results of operations and financial performance.
Interruptions of supplies from our key suppliers, including as a result of catastrophes such as hurricanes, earthquakes, floods or terrorist activities, could disrupt production or impact our ability to increase production and sales. All copper and aluminum rod used in our North American operations is externally sourced, and our largest supplier of copper rod accounted for approximately 84% of our North American purchases in 2007 while our largest supplier of aluminum rod accounted for approximately 85% of our North American purchases in 2007. The Company’s European operations purchase copper and aluminum rod from many suppliers with each supplier generally providing a small percentage of the total copper and aluminum rod purchased while operations in ROW internally produce the majority of their copper and aluminum rod production needs and obtain cathode and ingots from various sources with each supplier generally providing a small percentage of the total amount of raw materials purchased. Any unanticipated problems with our copper or aluminum rod suppliers could have a material adverse effect on our business. Additionally, we use a limited number of sources for most of the other raw materials that we do not produce. We do not have long-term or volume purchase agreements with most of our suppliers, and may have limited options in the short-term for alternative supply if these suppliers fail to continue the supply of material or components for any reason, including their business failure, inability to obtain raw materials or financial difficulties. Moreover, identifying and accessing alternative sources may increase our costs.
•	Failure to negotiate extensions of our labor agreements as they expire may result in a disruption of our operations.
As of December 31, 2007, approximately 58% of our employees were represented by various labor unions. During the five calendar years ended December 31, 2007, we have experienced only two strikes, which were settled on satisfactory terms.
We are party to labor agreements with unions that represent employees at many of our manufacturing facilities. In the United States, Canada, Venezuela, Brazil and Zambia, union contracts will expire at four facilities in 2008 and six facilities in 2009 representing approximately 5.5% and 10.5%, respectively, of total employees as of December 31, 2007. Labor agreements are generally negotiated on an annual or bi-annual basis unless otherwise noted above and the risk exists that labor agreement may not be renewed on reasonably satisfactory terms to the Company or at all. We cannot predict what issues may be raised by the collective bargaining units representing our employees and, if raised, whether negotiations concerning such issues will be successfully concluded. A protracted work stoppage could result in a disruption of our operations which could, in turn, adversely affect our ability to deliver certain products and our financial results.

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
•	Advancing technologies, such as fiber optic and wireless technologies, may continue to make some of our products less competitive.
Technological developments continue to have a material adverse effect on our business. For example, a continued increase in the rate of installations using fiber optic systems or an increase in the cost of copper-based systems may have a material adverse effect on our business. While we do manufacture and sell fiber optic cables, any further acceleration in the erosion of our sales of copper cables due to increased market demand for fiber optic cables would most likely not be offset by an increase in sales of our fiber optic cables.
Also, advancing wireless technologies, as they relate to network and communications systems represent an alternative to certain copper cables we manufacture and may reduce customer demand for premise wiring. Traditional telephone companies are facing increasing competition within their respective territories from, among others, providers of voice over Internet protocol (“VoIP”) and wireless carriers. Wireless communications depend heavily on a fiber optic backbone and do not depend as much on copper-based systems. The increased acceptance and use of VoIP and wireless technology, or introduction of new wireless or fiber-optic based technologies, continues to have a material adverse effect on the marketability of our products and our profitability. Our sales of copper premise cables currently face downward pressure from wireless and VoIP technology, and the increased acceptance and use of these technologies has heighten this pressure and the potential negative impact on our results of operations.
•	We are substantially dependent upon distributors and retailers for non-exclusive sales of our products and they could cease purchasing our products at any time.
During 2006 and 2007, approximately 34% and 36%, respectively, of our domestic net sales were made to independent distributors and four of our ten largest customers were distributors. Distributors accounted for a substantial portion of sales of our communications- and industrial-related products. During 2006 and 2007, approximately 10%, respectively, of our domestic net sales were to retailers, and the two largest retailers, accounted for approximately 2% and 1%, respectively, of our worldwide net sales in 2006 and 2007.
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
We face pricing pressures in each of our markets as a result of significant competition or over-capacity. While we continually work toward reducing our costs to respond to the pricing pressures that may continue, we may not be able to achieve proportionate reductions in costs. As a result of over-capacity and economic and industry downturn in the communications and industrial markets in particular, pricing pressures increased in 2002 and 2003, and continued into 2004. While we generally have been successful in raising prices to recover increased raw material costs since the second quarter of 2004, pricing pressures continued through 2005, 2006 and 2007, and price volatility is expected for the foreseeable future. Further pricing pressures, without offsetting cost reductions, could adversely affect our financial results.
•	If either our uncommitted accounts payable confirming arrangement or our accounts receivable financing arrangement for our European operations is cancelled, our liquidity will be negatively impacted.
Our Spanish operations participate in accounts payable confirming arrangements with several European financial institutions. We negotiate payment terms with suppliers of generally 180 days and submit invoices to the financial institutions with instructions for the financial institutions to transfer funds from our Spanish operations’ accounts on the due date (on day 180) to the receiving parties to pay the invoices in full. At December 31, 2007, the arrangements had a maximum availability limit of the equivalent of approximately $416.1 million, of which approximately $202.6 million was drawn. We also have approximately $138.8 million available under uncommitted, Euro-denominated facilities in Europe, which allow us to sell at a discount, with no or limited recourse, a portion of our accounts receivable to financial institutions. As of December 31, 2007, we have drawn approximately $46.7 million from these accounts receivable facilities. We do not have firm commitments from these institutions to purchase our accounts receivable. Should the availability under these arrangements be reduced or terminated, we would be required to repay the outstanding obligations over 180 days and seek alternative arrangements. We cannot assure you that alternate arrangements will be available on favorable terms or at all. Failure to obtain alternative arrangements in such case would negatively impact our liquidity.
•	As a result of market and industry conditions, we may need to close additional plants and reduce our recorded inventory values, which would result in charges against income.
In 2005, we closed our telecommunications manufacturing plant located in Bonham, Texas. At that time, we also closed our fiber optic military and premise cable manufacturing plant located in Dayville, Connecticut, and relocated production from this plant to our acquired facility in Franklin, Massachusetts, which produces copper as well as some fiber optic communications products. Total costs recorded during 2005 with respect to these closures were $18.6 million (of which approximately $7.5 million were cash payments), including a $0.5 million gain from the sale of a previously closed manufacturing plant. During the fourth quarter of 2007, the Company rationalized outside plant telecommunication products manufacturing capacity due to continued declines in telecommunications cable demand. The Company closed a portion of its telecommunications capacity located primarily at its Tetla, Mexico facility and has taken a pre-tax charge to write-off certain production equipment of $6.6 million. This action will free approximately 100,000 square feet of manufacturing space, which the Company plans to utilize for other products for the Central and South American markets.
If, as a result of volatile copper prices, we are not able to recover the LIFO value of our inventory in a period when replacement costs are lower than the LIFO value of the inventory, we would be required to take a charge to recognize on an adjustment of LIFO inventory to market value. If LIFO inventory quantities are reduced in a future period when replacement costs exceed the LIFO value of the inventory, we would experience an increase in reported earnings. Conversely, if LIFO inventory quantities are reduced in a future period when replacement costs are lower than the LIFO value of the inventory, we would experience a decline in reported earnings.
•	We are subject to certain asbestos litigation and unexpected judgments or settlements that could have a material adverse effect on our financial results.
There are approximately 1,275 pending non-maritime asbestos cases involving our subsidiaries. The majority of these cases involve plaintiffs alleging exposure to asbestos-containing cable manufactured by our predecessors. In addition to our subsidiaries, numerous other wire and cable manufacturers have been named as defendants in these cases. Our subsidiaries have also been named, along with numerous other product manufacturers, as defendants in approximately 33,440 suits in which plaintiffs alleged that they suffered an asbestos-related injury while working in the maritime industry. These cases are referred to as MARDOC cases and are currently managed under the supervision of the U.S. District Court for the Eastern District of Pennsylvania. On May 1, 1996, the District Court ordered that all pending MARDOC cases be administratively dismissed without prejudice and the cases cannot be reinstated, except in certain circumstances involving specific proof of injury. We cannot assure you that any judgments or settlements of the pending non-maritime and/or MARDOC asbestos cases or any cases which may be filed in the future will not have a material adverse effect on our financial results, cash flows or financial position. Moreover, certain of our insurers may become financially unstable and in the event one or more of these insurers enter into insurance liquidation proceedings, we will be required to pay a larger portion of the costs incurred in connection with these cases.
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
•	Growth through acquisition has been a significant part of our strategy and we may not be able to successfully identify or integrate acquisitions.
Growth through acquisition has been, and is expected to continue to be, a significant part of our strategy.
Transactions completed in 2007 include the following:
•	The acquisition of Jiangyin Huaming Specialty Cable Co. Ltd., a manufacturer of specialty automotive and industrial cable products based in Jiangsu province of the People’s Republic of China;

•	The formation of joint ventures with the Plaza Cable Group, a manufacturer of low and medium voltage energy and construction cables based in New Delhi, India; and

•	The acquisition of Norddeutsche Seekabelwerke GmbH & Co. KG (NSW), a complete solutions provider for submarine cable systems including manufacturing, engineering, seabed mapping, project management and installation based in Nordenham, Germany.

•	The acquisition of PDIC, a manufacturer of a full range of electric utility, electrical infrastructure, construction, communication and rod mill products. PDIC has facilities in nine countries throughout ROW.

Transactions completed during the 2006 and 2005 fiscal years included the following:

•	The acquisition of E.C.N. Cable Group, S.L. (ECN Cable), a manufacturer of aluminum energy and power cables and bimetallic products based in Vitoria, Spain;

•	The acquisition of the Mexican ignition wire set business of Beru AG based in Cuernavaca, Mexico; and

•	The acquisition of Silec Cable, S.A.S. (Silec), a manufacturer of high and extra high voltage cables for the energy exploration, production, transmission and distribution markets based in Montereau, France.

We regularly evaluate possible acquisition candidates. We cannot assure you that we will be successful in identifying, financing and closing acquisitions at favorable prices and terms. Potential acquisitions may require us to issue additional shares of stock or obtain additional or new financing. The issuance of shares of our common or preferred stock in connection with potential acquisitions may dilute the value of shares held by our then existing equity holders. Further, we cannot assure you that we will be successful in integrating any such acquisitions that are completed. Integration of any such acquisitions may require substantial management, financial and other resources and may pose risks with respect to production, customer service and market share of existing operations. In addition, we may acquire businesses that are subject to technological or competitive risks, and we may not be able to realize the benefits originally expected from such acquisitions.

•	We may be unable to successfully integrate the PDIC businesses we acquired into our business and operations and thus, we may not achieve the benefits sought from this acquisition.
We completed the acquisition of PDIC with the expectation that it would result in benefits to us, including, among other things, growing revenue, increasing our international wire and cable business and increasing our geographic presence in certain high-growth markets. Achieving these benefits will depend in part on our ability to integrate the acquired wire and cable operations and related personnel in a timely and efficient manner. A successful integration of this business would minimize the risk that the acquisition will result in the loss of market opportunity or key employees or the diversion of the attention of management. Factors that could affect our ability to achieve these benefits include:
•	the failure of the acquired operations to perform in accordance with our expectations;

•	any future goodwill impairment charges that we may incur with respect to the acquired assets;

•	failure to achieve potential revenue enhancements and potential cost savings between our wire and cable operations and those we have acquired;

•	failure to achieve the expected benefits of the acquisition as rapidly or to the extent anticipated by financial or industry analysts;

•	our ability to integrate the personnel and existing financial reporting, information technology and other logistical, technical and operational systems into ours;

•	the loss of any wire and cable business customers;

•	impact of seasonal trends as it relates to the respective locations of the acquired business; and

•	the loss of any of the key employees associated with the acquired business.
If the acquired business’ operations are not as successful as we anticipated, our business, financial condition and results of operations may be materially and negatively affected. In such cases, we may experience significant declines in our stock price.
•	We have assumed substantially all of the liabilities of the PDIC operations, which may expose us to additional risks and uncertainties that we would not face if the acquisition had not occurred.
As a result of the PDIC acquisition, we succeeded to substantially all of the liabilities associated with the wire and cable business we acquired, which may include, without limitation:
•	environmental risks and liabilities related to the operation of the acquired assets;

•	risks associated with these operations in various foreign countries, including in Brazil, China, Colombia, India, Thailand, Venezuela and Zambia;

•	existing product liability claims with respect to the acquired wire and cable products;

•	other existing litigation and tax liabilities involving the acquired wire and cable business;

•	issues relating to compliance with the Sarbanes-Oxley Act of 2002, including issues relating to internal control over financial reporting, or other applicable laws;

•	issues related to debt assumed in connection with the acquisition; and

•	employee and employee benefit liabilities.
In addition to the risks set forth above, we may discover additional information, risks or uncertainties about this business that may adversely affect us. An acquisition of operations in many foreign countries, such as this acquisition, makes it extremely difficult for the acquirer to discover and adequately protect itself against all potentially adverse liabilities, risks or uncertainties that exist or may arise. Based on all of the foregoing liabilities, risks and uncertainties, there can be no assurance that the acquisition will not, in fact, have a negative impact on our financial results.
Subject to certain limitations and exceptions, the stock purchase agreement we entered into in connection with the acquisition provides us with indemnification rights for losses we incur in connection with:
•	a breach by the sellers of specified representations and warranties;

•	a breach by the sellers of a covenant in the stock purchase agreement; or

•	specified environmental and tax liabilities.
Our right to seek indemnification for such losses is limited by the terms of the stock purchase agreement, which requires us to absorb specified amounts of losses before we may seek indemnification. Moreover, the maximum amount of indemnity we may seek under the stock purchase agreement is limited. Furthermore, it may be extremely difficult for us to prove that a loss we incur was caused by a specified breach of a covered representation or warranty or covenant. Except in the case of fraud and as to available equitable remedies, our right to seek indemnification will be the exclusive remedy we may pursue under the stock purchase agreement for any losses we incur in connection with the acquisition.
If we are unable to prove a breach of a representation, warranty or covenant necessary to support an indemnification claim, if a claim or loss we incur is not covered by these indemnification provisions, or if the total amount of liabilities and obligations we incur in the acquisition exceeds the amount of indemnification provided, we may be responsible to pay unforeseen additional expenses and costs. Furthermore, any claim by us for indemnification under the stock purchase agreement may be contested, which could have the effect of delaying or ultimately preventing our receipt of remuneration for such a claim. As a result, our business may be materially adversely affected and our stock price could decline.
•	Terrorist attacks and other attacks or acts of war may adversely affect the markets in which we operate and our profitability.
The attacks of September 11, 2001 and subsequent events, including the military actions in Afghanistan, Iraq and elsewhere in the Middle East, have caused and may continue to cause instability in our markets and have led and may continue to lead to, further armed hostilities or further acts of terrorism worldwide, which could cause further disruption in our markets. Acts of terrorism and those of guerilla groups or drug cartels may impact any or all of our facilities and operations, or those of our customers or suppliers and may further limit or delay purchasing decisions of our customers. Depending on their magnitude, these or similar acts could have a material adverse effect on our business, financial results, cash flows and financial position.
We carry insurance coverage on our facilities of types and in amounts that we believe are in line with coverage customarily obtained by owners of similar properties. We continue to monitor the state of the insurance market in general and the scope and cost of coverage for acts of terrorism and similar acts in particular, but we cannot anticipate what coverage will be available on commercially reasonable terms in future policy years. Currently, we do not carry terrorism insurance coverage. If we experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged facilities, as well as the anticipated future net sales from those facilities. Depending on the specific circumstances of each affected facility, it is possible that we could be liable for indebtedness or other obligations related to the facility. Any such loss could materially and adversely affect our business, financial results, cash flows and financial position.
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
•	As of December 31, 2006, we had material weaknesses in our internal control over financial reporting, therefore our disclosure controls and procedures were deemed ineffective.
In connection with the preparation of our 2006 Annual Report on Form 10-K, as of December 31, 2006, we concluded that control deficiencies in our internal control over financial reporting as of December 31, 2006 constituted material weaknesses within the meaning of the Public Company Accounting Oversight Board’s Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements. As we disclosed in our 2006 Annual Report on Form 10-K that we filed with the SEC on March 1, 2007, we identified material weaknesses regarding the following:
Silec was acquired by us in December 2005 and was previously a division of a large French company. In connection with management’s assessment of internal control over financial reporting, management has determined that Silec did not complete implementation of adequate internal controls for the purposes of identifying, recording, and reporting Silec’s financial results of operations. Specifically, as part of the transition to the Company, as of December 31, 2006, Silec had not completed a migration of systems from those provided by its former parent company. Management determined that the controls over granting and monitoring access to its financial reporting system were not adequate. Further, management’s testing of business process controls identified several control deficiencies, including lack of supporting documentation and lack of timely and sufficient financial statement account reconciliation and analysis. Management determined that in the aggregate, these control deficiencies result in a more than remote likelihood that a material misstatement in the interim or annual financial statements could occur and not be prevented or detected.
Due to the material weakness discussed above, we have concluded that our internal control over financial reporting was not effective as of December 31, 2006. We have also concluded that our disclosure controls and procedures were not effective as of December 31, 2006, due solely to the material weakness related to our Silec subsidiary.
Management implemented the following steps to remediate this material weakness:
•	In February 2007, a significant portion of Silec’s financial systems were migrated to the Company’s existing European financial system. The majority of Silec’s remaining systems were migrated to independent systems, with appropriate controls in place, as of December 31, 2007.

•	To ensure successful transition to a formal control structure and to address the internal control implementation issues noted above, Silec added several resources with Sarbanes-Oxley compliance experience to its financial reporting function including a Chief Accountant, a Director of Cost Accounting, a Treasurer and an IT Director.
These improvements have been fully implemented and tested, and we concluded that as of December 31, 2007, our disclosure controls and procedures were effective, within the meaning of the Public Company Accounting Oversight Board’s Auditing Standard No. 5, An Audit of Internal Control Over Financial Reporting That is Integrated with An Audit of Financial Statements which superseded Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements and was effective for audits of fiscal years ending on or after November 15, 2007.
There is the risk that additional material weaknesses, within the meaning of Auditing Standard No. 5, could be identified in the future and although we have been successful at remediating material weaknesses in the past, a risk exists that we may not successfully remediate future material weaknesses.
•	Declining returns in the investment portfolio of our defined benefit pension plans and changes in actuarial assumptions could increase the volatility in our pension expense and require us to increase cash contributions to the plans.
We sponsor defined pension plans around the world. Pension expense for the defined benefit pension plans sponsored by us is determined based upon a number of actuarial assumptions, including an expected long-term rate of return on assets and discount rate. The use of these assumptions makes our pension expense and our cash contributions subject to year-to-year volatility. As of December 31, 2007, 2006 and 2005, the defined benefit pension plans were underfunded by approximately $72.5 million, $35.7 million and $40.9 million, respectively, based on the actuarial methods and assumptions utilized for purposes of the applicable accounting rules and interpretations. We have experienced volatility in our pension expense and in our cash contributions to our defined benefit pension plans. In 2007, pension expense increased approximately $0.1 million, excluding a $3.2 million curtailment charge and a $4.3 million settlement gain, from 2006 and cash contributions increased approximately $8.1 million from 2006. In the event that actual results differ from the actuarial assumptions or actuarial assumptions are changed, the funded status of our defined benefit pension plans may change and any such deficiency could result in additional charges to equity and an increase in future pension expense and cash contributions.

•	An ownership change could result in a limitation of the use of our net operating losses.
As of December 31, 2007, we had approximately $10.8 million of NOL carryforwards that are subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. Approximately $5.4 million of these NOL carryforwards are scheduled to expire in each of 2008 and 2009. Our ability to utilize NOL carryforwards, including any future NOL carryforwards that may arise, may be further limited by Section 382 if we undergo an ownership change as a result of the sale of our stock by holders of our equity securities or as a result of subsequent changes in the ownership of our outstanding stock. We would undergo an ownership change if, among other things, the stockholders, or group of stockholders, who own or have owned, directly or indirectly, 5% or more of the value of our stock or are otherwise treated as 5% stockholders under Section 382 and the regulations promulgated thereunder increase their aggregate percentage ownership of our stock by more than 50 percentage points over the lowest percentage of our stock owned by these stockholders at any time during the testing period, which is generally the three-year period preceding the potential ownership change. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOL carryforwards and certain recognized built-in losses. The limitation imposed by Section 382 for any post-change year would be determined by multiplying the value of our stock immediately before the ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate in effect at the time of the ownership change. Any unused annual limitation may be carried over to later years, and the limitation may under certain circumstances be increased by built-in gains which may be present in assets held by us at the time of the ownership change that are recognized in the five-year period after the ownership change.
Risks Related to Our Debt
•	Our substantial indebtedness could adversely affect our business and financial condition.
We have a significant amount of debt. As of December 31, 2007, we had $1,398.8 million of debt outstanding, $54.9 million of which was secured indebtedness, and $266.1 million of additional borrowing capacity available under our amended senior secured credit facility (“Amended Credit Facility”), $36.5 million of additional borrowing capacity under our Spanish subsidiary’s revolving credit facility (“Spanish Credit Facility”) and approximately $16.1 million of additional borrowing capacity under agreements related to ECN Cable and approximately $302.2 million of additional borrowing capacity under our various credit agreements related to PDIC, subject to certain conditions. As of December 31, 2007, we had $475.0 million 1.00% Senior Convertible Notes outstanding and $355.0 million in 0.875% Convertible Notes and $200.0 million of fixed-rate 7.125% Senior Notes and $125.0 million of Senior Floating Rate Notes outstanding. Subject to the terms of the Amended Credit Facility, our Spanish subsidiary’s term loan (“Spanish Term Loan”) and Spanish Credit Facility and the indentures governing our 1.00% Senior Convertible Notes, 0.875% Senior Convertible Notes, 7.125% Senior Notes and Senior Floating Rate Notes, we may also incur additional indebtedness, including secured debt, in the future. See Item 7 of this document for details on the various debt agreements.
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
We may not have sufficient cash to pay, or may not be permitted to pay, the cash portion of the required consideration that we may need to pay if the 1.00% Senior Convertible Notes or the 0.875% Senior Convertible Notes are converted. We will be required to pay to the holder of a note a cash payment equal to the lesser of the principal amount of the notes being converted or the conversion value of those notes. This part of the payment must be made in cash, not in shares of our common stock. As a result, we may be required to pay significant amounts in cash to holders of the notes upon conversion. A failure to pay the required cash consideration would be an event of default under the indenture governing the 1.00% Senior Convertible Notes and the 0.875% Senior Convertible Notes, which could lead to cross-defaults under our other indebtedness.
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

•	The agreements that govern our indebtedness contain various covenants that limit our discretion in the operation of our business.
The agreements and instruments that govern our indebtedness contain various restrictive covenants that, among other things, require us to comply with or maintain certain financial tests and ratios and restrict our ability to:
•	incur more debt;

•	pay dividends, purchase company stock or make other distributions;

•	make certain investments and payments;

•	create liens;

•	enter into transactions with affiliates;

•	make acquisitions;

•	merge or consolidate; and

•	transfer or sell assets.
Our ability to comply with these covenants is subject to various risks and uncertainties. In addition, events beyond our control could affect our ability to comply with and maintain the financial tests and ratios required by this indebtedness. Any failure by us to comply with and maintain all applicable financial tests and ratios and to comply with all applicable covenants could result in an event of default with respect to, the acceleration of the maturity of, and the termination of the commitments to make further extension of credit under, a substantial portion of our debt. Even if we are able to comply with all applicable covenants, the restrictions on our ability to operate our business in our sole discretion could harm our business by, among other things, limiting our ability to take advantage of financing, mergers, acquisitions and other corporate opportunities.
•	Failure to comply with covenants and other provisions in our existing or future financing arrangements could result in cross-defaults under some of our financing arrangements, which cross-defaults could jeopardize our ability to satisfy our obligations.
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
•	Our ability to pay principal and interest on outstanding indebtedness depends upon our receipt of dividends or other intercompany transfers from our subsidiaries, and claims of creditors of our subsidiaries that do not guarantee our indebtedness will have priority over claims you may have as for our guaranteed indebtedness with respect to the assets and earnings of those subsidiaries.
We are a holding company and substantially all of our properties and assets are owned by, and all our operations are conducted through, our subsidiaries. As a result, we are dependent upon cash dividends and distributions or other transfers from our subsidiaries to meet our debt service obligations, including payment of the interest on and principal of our indebtedness when due, and other obligations. The ability of our subsidiaries to pay dividends and make other payments to us may be restricted by, among other things, applicable corporate, tax and other laws and regulations in the United States and abroad and agreements made by us and our subsidiaries, including under the terms of our existing and potentially future indebtedness.
In addition, claims of creditors, including trade creditors, of our subsidiaries will generally have priority with respect to the assets and earnings of such subsidiaries over the claims of our creditors, except to the extent the claims of our creditors are guaranteed by these subsidiaries. Certain of our indebtedness may be guaranteed by only some of our subsidiaries. In the event of our dissolution, bankruptcy, liquidation or reorganization, the holders of such indebtedness will not receive any amounts from our non-guarantor subsidiaries with respect to such indebtedness until after the payment in full of the claims of the creditors of those subsidiaries.
•	A downgrade in our financial strength or credit ratings could limit our ability to conduct our business or offer and sell additional debt securities, and could hurt our relationships with creditors.
Nationally recognized statistical rating organizations rate the credit risk associated with certain of our debt. Ratings are not recommendations to buy or sell our securities. We may, in the future, incur indebtedness with interest rates that may be affected by changes in or other actions associated with our credit ratings. Each of the rating agencies reviews its ratings periodically, and previous ratings for our debt may not be maintained in the future. Rating agencies may also place us under review for potential downgrade in certain circumstances or if we seek to take certain actions. A downgrade of our debt ratings could affect our ability to raise additional debt with terms and conditions similar to our current debt, and accordingly, likely increase our cost of capital. In addition, a downgrade of these ratings, or other negative action, could make it more difficult for us to raise capital to refinance any maturing debt obligations, to support business growth and to maintain or improve the current financial strength of our business and operations.
•	The current accounting treatment applicable to our convertible notes may be rescinded.
The Financial Accounting Standards Board (“FASB”) recently proposed FASB Staff Position (FSP) APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP 14-a). The proposed FSP specifies that issuers of convertible debt instruments should separately account for the liability and equity components of the instrument in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date when interest cost is recognized in subsequent periods. We have issued convertible notes that are within the scope of FSP APB 14-a; therefore, we would be required to record the debt portions of our convertible notes at their fair value on the date of issuance and amortize the resulting discount into interest expense over the life of the debt. However, there would be no effect on our cash interest payments. The FASB is schedule to deliberate the guidance in the current proposed, FSP APB 14-a in 2008 and it remains unclear as to the final form and effective date of this proposal. We continue to monitor the status of this staff position and will evaluate the impact on our financial statements when more definitive information becomes available. If adopted in its current form, the proposed change would result in a significant increase in our reported interest expense with respect to our convertible notes.
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

Under the Delaware General Corporation Law, we may pay dividends, in cash or otherwise, only if we have surplus in an amount at least equal to the amount of the relevant dividend payment. Any payment of cash dividends will depend upon our financial condition, capital requirements, earnings and other factors deemed relevant by our Board of Directors. Further, our Amended Credit Facility and the indentures governing our 1.00% Senior Convertible Notes, 0.875% Senior Convertible Notes and 7.125% Senior Notes and Senior Floating Rate Notes limit our ability to pay cash dividends, including cash dividends on our common stock. In addition, the certificate of designations for our Series A preferred stock prohibits us from the payment of any cash dividends on our common stock if we are not current on dividend payments with respect to our Series A preferred stock. Agreements governing future indebtedness will likely contain restrictions on our ability to pay cash dividends.
•	Future issuances of shares of our common stock may depress its market price.
Sales of substantial numbers of additional shares of common stock, including shares of common stock underlying the 0.875% Convertible Notes and shares of our outstanding Series A preferred stock, as well as sales of shares that may be issued in connection with future acquisitions, or the perception that such sales could occur, may have a harmful effect on prevailing market prices for our common stock and our ability to raise additional capital in the financial markets at a time and price favorable to us. Our amended and restated certificate of incorporation provides that we have authority to issue 200 million shares of common stock. As of December 31, 2007, there were approximately 52.4 million shares of common stock outstanding (net of treasury shares), approximately 0.9 million shares of common stock issuable upon the exercise of currently outstanding stock options and approximately 0.5 million shares of common stock issuable upon conversion of our outstanding Series A preferred stock. In addition, a maximum of approximately 7.2 million shares of our common stock could be issuable upon conversion of our 1.00% Senior Convertible Notes. Similarly, a maximum of approximately 9.0 million shares of common stock could be issuable upon conversion of our 0.875% Convertible Notes and approximately 7.0 million shares of common stock could be issuable due to the issuance of warrants we issued in connection with the offering of our 0.875% Convertible Notes. All of the shares of our common stock that could be issued pursuant to the conversion of our 0.875% Convertible Notes by holders who are not our affiliates would be freely tradable by such holders.
Our convertible note hedge and warrant transactions may affect the trading price of our common stock.
In connection with the issuance of our 0.875% Convertible Notes, we entered into convertible note hedge transactions with one or more of the participating underwriters or their affiliates, which we refer to as the counterparties. The convertible note hedge transactions are comprised of purchased call options and sold warrants. The purchased call options are expected to reduce our exposure to potential dilution upon the conversion of the 0.875% Convertible Notes. We also entered into warrant transactions with such counterparties. The sold warrants have an exercise price that is approximately 92.4% higher than the closing price of our common stock on the date the 0.875% Convertible Notes were priced. The warrants are expected to provide us with some protection against increases in our stock price over the conversion price per share. In connection with these transactions, the counterparties, or their affiliates:
•	may enter into various over-the-counter derivative transactions or purchase or sell our common stock in secondary market transactions; and

•	may enter into, or may unwind, various over-the-counter derivatives or purchase or sell our common stock in secondary market transactions, including during any conversion reference period with respect to a conversion of 0.875% Convertible Notes.
These activities may have the effect of increasing, or preventing a decline in, the market price of our common stock. In addition, any hedging transactions by the counterparties, or their affiliates, including during any conversion reference period, may have an adverse impact on the trading price of our common stock. The counterparties, or their affiliates, are likely to modify their hedge positions from time to time prior to conversion or maturity of the 0.875% Convertible Notes by purchasing and selling shares of our common stock, other of our securities, or other instruments, including over-the-counter derivative instruments, that they may wish to use in connection with such hedging. In addition, we intend to exercise our purchased call options whenever 0.875% Convertible Notes are converted, although we are not required to do so. In order to unwind any hedge positions with respect to our exercise of the purchased call options, the counterparties or their affiliates would expect to sell shares of common stock in secondary market transactions or unwind various over-the-counter derivative transactions with respect to our common stock during the conversion reference period for any 0.875% Convertible Notes that may be converted.
The effect, if any, of any of these transactions and activities in connection with the 0.875% Convertible Notes on the market price of our common stock will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the trading price of our common stock and, as a result, the number of shares and value of the common stock received upon conversion of our 0.875% Convertible Notes.
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
Our amended and restated certificate of incorporation and amended and restated by-laws contain provisions that may discourage, delay or prevent a third party from acquiring us, even if doing so would be beneficial to our stockholders. Under our amended and restated certificate of incorporation, only our Board of Directors may call special meetings of stockholders, and stockholders must comply with advance notice requirements for nominating candidates for election to our Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings. Directors may be removed by stockholders only for cause and only by the effective vote of at least 66 2/3% of the voting power of all shares of capital stock then entitled to vote generally in the election of directors, voting together as a single class. Additionally, the severance policy applicable to our executive officers may have the effect of making a change of control more expensive and, therefore, less attractive.
Pursuant to our amended and restated certificate of incorporation, our Board of Directors may by resolution establish one or more series of preferred stock, having such number of shares, designation, relative voting rights, dividend rates, conversion rights, liquidation or other rights, preferences and limitations as may be fixed by our Board of Directors without any further stockholder approval. Such rights, preferences, privileges and limitations as may be established, as well as provisions related to our convertible notes that may entitle holders of those notes to receive make-whole or other payments upon the consummation of a change in control or other fundamental transaction, could have the further effect of impeding or discouraging the acquisition of control of our Company.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The Company’s principal manufacturing facilities are listed below. The Company owns the property at its global headquarters located in Highland Heights, Kentucky and leases various distribution centers and sales and administrative offices around the world. The Company believes that its properties are generally well maintained and are adequate for the Company’s current level of operations.

Manufacturing properties by country	Square Feet	Owned or Leased
North America
United States — 12	5,240,000	10 owned, 2 leased
Canada — 3	285,000	3 owned
Mexico — 3	321,409	1 owned, 2 leased

Europe and North Africa
Spain — 4	1,373,000	4 owned
France — 1	1,000,000	1 owned
Germany — 1	511,286	1 owned
Portugal — 1	255,000	1 owned

ROW
Thailand — 2	1,892,832	3 owned
Venezuela — 3	1,058,381	3 owned
Brazil — 2	538,195	2 owned
Chile — 1	516,667	1 owned
Honduras — 1	458,465	1 owned
India — 2	389,918	2 owned
New Zealand — 2	314,000	2 owned
China — 2	279,760	2 owned
Costa Rica — 1	213,025	1 owned
Zambia — 1	131,203	1 owned
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
American Premier Underwriters, Inc., in connection with the 1994 Wassall PLC transaction, agreed to indemnify General Cable against liabilities (including all environmental liabilities) arising out of General Cable or its predecessors’ ownership or operation of the Indiana Steel & Wire Company and Marathon Manufacturing Holdings, Inc. businesses (which were divested by the predecessor prior to the 1994 Wassall transaction), without limitation as to time or amount. American Premier also agreed to indemnify General Cable against 662/3% of all other environmental liabilities arising out of General Cable or its predecessors’ ownership or operation of other properties and assets in excess of $10 million but not in excess of $33 million, which were identified during the seven-year period ended June 2001. Indemnifiable environmental liabilities through June 2001 were substantially below that threshold. In addition, General Cable also has claims against third parties with respect to some of these liabilities. While it is difficult to estimate future environmental liabilities accurately, the Company does not currently anticipate any material adverse effect on results of operations, financial condition or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.

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
As part of the acquisition of Silec, SAFRAN SA agreed to indemnify General Cable against environmental losses arising from breach of representations and warranties on environmental law compliance and against losses arising from costs General Cable could incur to remediate property acquired based on a directive of the French authorities to rehabilitate property in regard to soil, water and other underground contamination arising before the closing date of the purchase. These indemnities are for a six-year period ending in 2011 while General Cable operates the businesses subject to sharing of certain losses (with SAFRAN covering 100% of losses in year one, 75% in years two and three, 50% in year four, and 25% in years five and six). The indemnities are subject to an overall limit of 4.0 million euros. As of December 31, 2007, there were no claims outstanding under this indemnity.
In 2007, the Company acquired the worldwide wire and cable business of Freeport-McMoRan Copper and Gold Inc., which operates as PDIC. As part of this acquisition, the seller agreed to indemnify the Company for certain environmental liabilities existing at the date of the closing of the acquisition. The seller’s obligation to indemnify the Company for these particular liabilities generally survives four years from the date the parties executed the definitive purchase agreement unless the Company has properly notified the seller before the expiry of the four year period. The seller also made certain representations and warranties related to environmental matters and the acquired business and agreed to indemnify the Company for breaches of those representation and warranties for a period of four years from the closing date. Indemnification claims for breach of representations and warranties are subject to an overall indemnity limit of approximately $105 million with a deductible of $5.0 million, which generally applies to all warranty and indemnity claims for the transaction.
General Cable has been a defendant in asbestos litigation for approximately 20 years. As of December 31, 2006, General Cable was a defendant in approximately 34,715 lawsuits. Approximately 33,440 of these lawsuits have been brought on behalf of plaintiffs by a single admiralty law firm (“MARDOC”) and seek unspecified damages. Plaintiffs in the MARDOC cases generally allege that they formerly worked in the maritime industry and sustained asbestos-related injuries from products that General Cable ceased manufacturing in the mid-1970s. The MARDOC cases are managed and supervised by a federal judge in the United States District Court for the Eastern District of Pennsylvania (“District Court”) by reason of a transfer by the judicial panel on Multidistrict Litigation (“MDL”).
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
As of December 31, 2007, General Cable was a defendant in approximately 1,275 cases brought in various jurisdictions throughout the United States. With regards to the approximately 1,275 remaining cases, General Cable has aggressively defended these cases based upon either lack of product identification as to General Cable manufactured asbestos-containing product and/or lack of exposure to asbestos dust from the use of General Cable product. In the last 20 years, General Cable has had no cases proceed to verdict. In many of the cases, General Cable was dismissed as a defendant before trial for lack of product identification.
For cases outside the MDL as of December 31, 2007, Plaintiffs have asserted monetary damages in 389 cases. In 253 of these cases, plaintiffs allege only damages in excess of some dollar amount (about $232.0 thousand per plaintiff); in these cases there are no claims for specific dollar amounts requested as to any defendant. In 135 other cases pending in state and federal district courts (outside the MDL), plaintiffs seek approximately $236.0 million in damages from as many as 110 defendants. In five cases, plaintiffs have asserted damages related to General Cable in the amount of $2.0 million. In addition, in relation to these 389 cases, there are claims of $74.0 million in punitive damages from all of the defendants. However, many of the plaintiffs in these cases allege non-malignant injuries.
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
Further, as indicated above, General Cable has more than 20 years of experience in this litigation, and has, to date, resolved the claims of approximately 11,277 plaintiffs. The cumulative average settlement for these matters is less than $235 per case. As of December 31, 2007 and 2006, the Company had accrued on its balance sheet, on a gross basis, a liability of $5.2 million, respectively, for asbestos-related claims and had recorded insurance recoveries of approximately $0.5 million, respectively. The net amount of $4.7 million, as of December 31, 2007, respectively, represents the Company’s best estimate in order to cover resolution of future asbestos-related claims.
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
Based on (1) the terms of the insurance settlement agreement; (2) the relative costs and expenses incurred in the disposition of past asbestos cases; (3) reserves established on our books which are believed to be reasonable; and (4) defenses available to us in the litigation, the Company believes that the resolution of the present asbestos litigation will not have a material adverse effect on the Company’s consolidated financial results, consolidated cash flows or consolidated financial position. However, since the outcome of litigation is inherently uncertain, the Company cannot give absolute assurance regarding the future resolution of the asbestos litigation. Liabilities incurred in connection with asbestos litigation are not covered by the American Premier indemnification.
General Cable is also involved in various routine legal proceedings and administrative actions. In the opinion of the Company’s management, these proceedings and actions should not, individually or in the aggregate, have a material adverse effect on its consolidated results of operations, cash flows or financial position.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
General Cable’s common stock is listed on the New York Stock Exchange under the symbol “BGC”. As of February 22, 2008, there were approximately 1,874 registered holders of the Company’s common stock. The following table sets forth the high and low daily sales prices for the Company’s common stock as reported on the New York Stock Exchange during the years ended December 31:

	2007		2006
	High	Low	High	Low
First Quarter	$55.66	$42.25	$30.99	$19.58
Second Quarter	79.23	51.82	38.15	26.10
Third Quarter	84.95	48.16	39.85	28.87
Fourth Quarter	83.50	62.16	45.41	37.04
Dividends
The Company currently does not pay dividends on its common stock. The future payment of dividends on common stock is subject to the discretion of General Cable’s Board of Directors, restrictions under the Series A preferred stock, restrictions under the Company’s current Amended Credit Facility, the indentures governing the 1.00% Senior Convertible Notes, the 0.875% Convertible Notes, the 7.125% Senior Notes and the Senior Floating Rate Notes and the requirements of Delaware General Corporation Law, and will depend upon general business conditions, financial performance and other factors the Company’s Board of Directors may consider relevant. General Cable does not expect to pay cash dividends on common stock in the foreseeable future.
Securities Authorized for Issuance under Equity Compensation Plans
Information related to the Company’s securities authorized for issuance under equity compensation plans, including the tabular disclosure, is presented in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Performance Graph
The graph below compares the annual percentage change in cumulative total shareholder return on General Cable stock in relation to cumulative total return of the Standard & Poor’s 500 Stock Index, and a peer group of companies (“2007 Peer Group”). The data shown are for the period beginning May 16, 1997, the date that General Cable (“BGC”) common stock began trading on the NYSE, through December 31, 2007.

	May	Dec.	Dec.	Dec.	Dec.	Dec.	Dec.	Dec.	Dec.	Dec.	Dec.	Dec.
	1997	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
General Cable	100	167	143	53	32	97	29	62	105	149	331	555
2007 Peer Group	100	124	95	160	133	112	52	95	107	118	236	277
S&P 500	100	117	148	177	159	138	106	134	146	150	171	177

(1)	Assumes the value of the investment in General Cable common stock and each index was 100 on May 16, 1997. The 2006 Peer Group consists of Belden CDT Inc. (NYSE: BDC), CommScope, Inc. (NYSE: CTV), Draka Holding, N.V. (Euronext Amsterdam Stock Exchange) and Nexans (Paris Stock Exchange). The 2007 Peer Group consists of the same companies as in 2006 and 2005. Returns in the 2007 and 2006 Peer Group are weighted by capitalization.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
During the fourth quarter of 2007, the Company issued $475.0 million 1.00% Senior Convertible Notes Due 2012, dated October 2, 2007, by and among General Cable Corporation, the subsidiary guarantors named therein, and U.S. Bank National Association, as Trustee. The Notes were sold to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended and related information has been previously provided on the Current Report on Form 8-K as filed on October 2, 2007 (incorporated by reference herein to Exhibit 4.9).
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Company currently has no share repurchase program approved by the Board of Directors, and therefore, repurchased no shares under such a program during the fourth quarter of 2007. However, employees of the Company do have the right to surrender to the Company shares in payment of minimum tax obligations upon the vesting of grants of common stock under the Company’s equity compensation plans. Minimal shares were surrendered during the fourth quarter of 2007. For the year ended December 31, 2007, 82,664 total shares were surrendered to the Company by employees in payment of minimum tax obligations upon the vesting of nonvested stock under the Company’s equity compensation plans, and the average price paid per share was $52.44.

ITEM 6. SELECTED FINANCIAL DATA
The selected financial data for the last five years were derived from audited consolidated financial statements. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto, especially as the information pertains to 2005, 2006 and 2007 activity.
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

	Year Ended December 31,
	2007(1)	2006(2)	2005(3)	2004	2003
		(in millions, except metal price and share data)
Net sales	$4,614.8	$3,665.1	$2,380.8	$1,970.7	$1,538.4
Gross profit	662.7	471.0	270.7	214.7	173.4
Operating income	366.1	235.9	98.5	56.5	45.7
Other income (expense)	(3.4)	(0.1)	(0.5)	(1.2)	1.5
Interest expense, net	(29.6)	(35.6)	(37.0)	(35.9)	(43.1)
Other financial costs	—	—	—	—	(6.0)
Loss on extinguishment of debt	(25.3)	—	—	—	—
Income (loss) from continuing operations before income taxes	307.8	200.2	61.0	19.4	(1.9)
Income tax benefit (provision)	(99.4)	(64.9)	(21.8)	18.1	(2.9)
Income (loss) from continuing operations	208.4	135.3	39.2	37.5	(4.8)
Gain on disposal of discontinued operations	—	—	—	0.4	—
Minority interest in consolidated subsidiaries	(0.2)	—	—	—	—
Equity in net earnings of affiliated companies	0.4	—	—	—	—
Net income (loss)	208.6	135.3	39.2	37.9	(4.8)
Less: preferred stock dividends	(0.3)	(0.3)	(22.0)	(6.0)	(0.6)
Net income (loss) applicable to common shareholders	208.3	$135.0	$17.2	$31.9	$(5.4)
Earnings (loss) of continuing operations per common share-basic	$4.07	$2.70	$0.42	$0.81	$(0.16)
Earnings (loss) of continuing operations per common share-assuming dilution	$3.82	$2.60	$0.41	$0.75	$(0.16)
Earnings of discontinued operations per common share-basic	$—	$—	$—	$0.01	—
Earnings of discontinued operations per common share-assuming dilution	$—	$—	$—	$0.01	—
Earnings (loss) per common share-basic	$4.07	$2.70	$0.42	$0.82	$(0.16)
Earnings (loss) per common share-assuming dilution	$3.82	$2.60	$0.41	$0.76	$(0.16)
Weighted average shares outstanding-basic	51.2	50.0	41.1	39.0	33.6
Weighted average shares outstanding-assuming dilution	54.6	52.0	41.9	50.3	33.6

Other Data:
Depreciation and amortization	$63.5	$50.9	$51.0	$35.4	$33.4
Capital expenditures	$153.6	$71.1	$42.6	$37.0	$19.1
Average daily COMEX price per pound of copper cathode	$3.22	$3.09	$1.68	$1.29	$0.81
Average daily price per pound of aluminum rod	$1.23	$1.22	$0.92	$0.85	$0.69

	December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Working capital(4)	$712.1	$739.1	$378.6	$298.0	$236.6
Total assets	3,798.0	2,218.7	1,523.2	1,239.3	1,049.5
Total debt	1,398.8	740.6	451.6	374.9	340.4
Dividends to common shareholders	—	—	—	—	—
Shareholders’ equity	651.3	434.4	293.3	301.4	240.1

(1)	Includes operating results of PDIC since October 31, 2007 and the effects of the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

(2)	This period includes the effects of the adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), Share-Based Payment, and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).

(3)	This period includes the preliminary opening balance sheet figures for Silec and GC Automotriz as of December 31, 2005. Due to the purchase dates, the effects of the acquisitions on the statements of operations’ data were not material.

(4)	Working capital means current assets less current liabilities.

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
Overview
General Cable is a global leader in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products. The Company’s operations are divided into three reportable segments: North America, Europe and North Africa and ROW.
The Company has a strong market position in each of the segments in which it competes due to product, geographic, and customer diversity and the Company’s ability to operate as a low cost provider. The Company sells a wide variety of copper, aluminum and fiber optic wire and cable products, which it believes represents one of the most diversified product lines in the industry. As a result, the Company is able to offer its customers a single source for most of their wire and cable requirements. As of December 31, 2007, the Company manufactures its product lines in 45 facilities and sells its products worldwide through its global operations.
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
General Cable analyzes its worldwide operations based on three geographical reportable segments: 1) North America, 2) Europe and North Africa and 3) ROW. The following table sets forth net sales and operating income by geographic group for the periods presented, in millions of dollars:

	Year Ended
(in millions)	Dec 31, 2007	Dec 31, 2006	Dec 31, 2005

Net sales:
North America	$2,243.7	$2,058.6	$1,574.5
Europe and North Africa	1,939.7	1,446.8	682.0
ROW	431.4	159.7	124.3

Total	$4,614.8	$3,665.1	$2,380.8

Operating Income:
North America	$179.4	$128.9	$36.2
Europe and North Africa	162.4	101.9	54.9
ROW	24.3	5.1	7.4
Total	$366.1	$235.9	$98.5

General Cable’s reported net sales are directly influenced by the price of copper, and to a lesser extent, aluminum. The price of copper and aluminum as traded on the London Metal Exchange (“LME”) and COMEX has historically been subject to considerable volatility and, during the past few years, has been subject to an upward trend. For example, the daily selling price of copper cathode on the COMEX averaged $3.22 per pound in 2007, $3.09 per pound in 2006 and $1.68 per pound in 2005 and the daily price of aluminum rod averaged $1.23 per pound in 2007, $1.22 per pound in 2006 and $0.92 per pound in 2005. This copper and aluminum price volatility is representative of all reportable segments.
General Cable generally passes changes in copper and aluminum prices along to its customers, although there are timing delays of varying lengths depending upon the volatility of metals prices, the type of product, competitive conditions and particular customer arrangements. A significant portion of the Company’s electric utility and telecommunications business and, to a lesser extent, the Company’s electrical infrastructure business has metal escalators included in customer contracts under a variety of price setting and recovery formulas. The remainder of the Company’s business requires that volatility in the cost of metals be recovered through negotiated price changes with customers. In these instances, the ability to change the Company’s selling prices may lag the movement in metal prices by a period of time as the customer price changes are implemented. As a result of this and a number of other practices intended to match copper and aluminum purchases with sales, profitability over time has historically not been significantly affected by changes in copper and aluminum prices, although 2003 and 2004 profitability was adversely impacted by rapid increases in raw material costs, including the cost of copper and aluminum. General Cable hedges metal purchases but does not engage in speculative metals trading.
The Company has also experienced significant inflationary pressure on raw materials other than copper and aluminum used in cable manufacturing, such as insulating compounds, steel and wood reels, freight costs and energy costs. The Company has increased selling prices in most of its markets in order to offset the negative effect of increased raw material prices and other costs. However, the Company’s ability to ultimately realize these price increases will be influenced by competitive conditions in its markets, including manufacturing capacity utilization. In addition, a continuing rise in raw material prices, when combined with the normal lag time between an announced customer price increase and its effective date in the market, may result in the Company not fully recovering these increased costs. If the Company were not able to adequately increase selling prices in a period of rising raw material costs, the Company may experience a decrease in reported earnings.
General Cable generally has experienced and expects to continue to experience certain seasonal trends in sales and cash flow. Larger amounts of cash are generally required during winter months in order to build inventories in anticipation of higher demand during the spring and summer months, when construction activity increases. In general, receivables related to higher sales activity during the spring and summer months are collected during the fourth quarter of the year. In addition, the Company’s working capital requirements increase during periods of rising raw material costs.
Current Business Environment
The wire and cable industry is competitive, mature and cost driven. For many product offerings, there is little differentiation among industry participants from a manufacturing or technology standpoint. During recent years, the Company’s end markets have continued to demonstrate recovery from the low points of demand experienced in 2003; however, there are recent signs of an economic slowdown in the United States and slowing growth in some European markets. In the past several years, there has been significant merger and acquisition activity, which, the Company believes, has led to a reduction in inefficient, high cost capacity in the industry.
In addition to the factors previously mentioned, General Cable is currently being affected by the following macro-level trends:
•	Worldwide underlying growth trends in electric utility and infrastructure markets;

•	Softness in demand for low-voltage utility products in North America and Europe, particularly Spain, as a result of slow down in new home construction;

•	Continued decline in demand for copper based telecommunication products;

•	Increasing demand for natural resources, such as oil and gas, and alternative energy initiatives;

•	Increasing demand for further deployment of submarine power and fiber optic communication systems;

•	Factory utilization increases industry-wide that are driving on average higher selling prices and margin improvements; and

•	Continued political sensitivity in certain developing markets.
The Company’s overall financial results discussed in the following MD&A demonstrate the diversification of the Company’s product offering, focus on faster growing electric utility markets and global geographic coverage continue to allow the Company to absorb market weakness in any one product grouping or region.
The Company anticipates that the following trends may affect the financial results of the Company during 2008. The Company’s working capital requirements have been and are expected to be impacted by continued high raw materials costs, including metals and insulating materials as well as high freight and energy costs. Copper and aluminum prices remain high compared to historical prices and continue to be volatile. The Company expects both copper and aluminum supplies to continue to be tight globally mainly due to increased demand from emerging economies such as China and India and due to refining industry and mining labor issues.
As part of General Cable’s ongoing efforts to reduce total operating costs, the Company continuously evaluates its ability to more efficiently utilize existing manufacturing capacity. Such evaluation includes the costs associated with and benefits to be derived from the combination of existing manufacturing assets into fewer plant locations and the possible outsourcing of certain manufacturing processes. During 2004, the Company completed the closure of certain of its electrical infrastructure manufacturing plants in North America that resulted in a $7.4 million charge in 2004 (of which approximately $4.7 million were cash payments). During 2004, the Company also closed its North America rod mill operation and sold certain equipment utilized in that operation which resulted in a net gain of $0.3 million. During 2005, the Company closed certain of its manufacturing plants in North America that produced communications products. These actions resulted in an $18.6 million charge in 2005 (of which approximately $7.5 million were cash payments), which included a $0.5 million gain from the sale of a previously closed manufacturing plant. During 2006 and 2007, due to high utilization rates and strong economic conditions, no facility closures occurred. However, during the fourth quarter 2007, the Company rationalized outside plant telecommunication products manufacturing capacity due to continued declines in telecommunications cable demand. The Company closed a portion of its telecommunications capacity located primarily at its Tetla, Mexico facility and has taken a pre-tax charge to write-off certain production equipment of $6.6 million. This action will free approximately 100,000 square feet of manufacturing space, which the Company plans to utilize for other products for the Central and South American markets.
General Cable believes its global investment in Lean Six Sigma (“Lean”) training, coupled with effectively utilized manufacturing assets, provides a cost advantage compared to many of its competitors and generates cost savings which help offset high raw material prices and other high general economic costs over time. In addition, General Cable’s customer and supplier integration capabilities, one-stop selling and geographic and product balance are sources of competitive advantage. As a result, the Company believes it is well positioned, relative to many of its competitors, in the current business environment.
In the fourth quarter of 2006, the Company issued $355.0 million of Convertible Notes with a 0.875% fixed interest rate and used the proceeds to pay down its floating rate, LIBOR-based Amended Credit Facility while investing the excess cash. In 2007, the Company also redeemed its $285.0 million 9.5% Senior Notes outstanding in the United States with a fixed interest rate of 9.5% with the issuance of $200.0 million of fixed-rate 7.125% Senior Notes and $125.0 million of Senior Floating Rate Notes with interest payable at an annual interest rate equal to the 3-month LIBOR rate plus 2.375% while investing the excess cash after funding the inducement premium and other fees and expenses. Additionally, to partially fund the PDIC acquisition, the Company issued $475.0 million of Convertible Notes with a 1.00% fixed interest rate. The Company expects these capital structure changes will allow it to maintain a lower average interest rate on outstanding debt when compared to prior years as the Company has exchanged higher fixed rate debt with lower fixed and variable rate debt that based on current and anticipated future interest rates in the United States is expected to result in a reduction of interest expense.
Acquisitions and Divestitures
General Cable actively seeks to identify key trends in the industry to capitalize on expanding markets and new niche markets or exit declining or non-strategic markets in order to achieve better returns. The Company also sets aggressive performance targets for its business and intends to refocus or divest those activities, which fail to meet targets or do not fit long-term strategies.
On October 31, 2007, the Company acquired the worldwide wire and cable business of Freeport-McMoRan Copper and Gold, Inc., which operates as Phelps Dodge International (“PDIC”), located principally in Latin America, sub-Saharan Africa and Southeast Asia. PDIC has manufacturing, distribution and sales facilities in 19 countries and nearly 3,000 employees. With more than 50 years of experience in the wire and cable industry, PDIC manufactures a full range of electric utility, electrical infrastructure, construction and communication products. The Company paid approximately $707.6 million in cash to the sellers in consideration for PDIC and $8.5 million in fees and expenses related to the acquisition. In 2006, the last full year before the acquisition, PDIC reported global net sales of approximately $1,168.4 million (based on average exchange rates). Certain pro forma information has been provided in Note 3 to the Consolidated Financial Statements. Additionally, pro forma information and PDIC audited financial statements were previously provided on Current Reports on Form 8-K/A filed on November 1, 2007 and amended on January 14, 2008.
On April 30, 2007, the Company acquired Norddeutsche Seekabelwerke GmbH & Co. KG (“NSW”), located in Nordenham, Germany from Corning Incorporated. As a result of the transaction, the Company assumed liabilities in excess of the assets acquired, including approximately $40.1 million of pension liabilities (based on the prevailing exchange rate at April 30, 2007). The Company recorded proceeds of $28.0 million, net of $0.8 million fees and expenses, which included $12.3 million of cash acquired and $5.5 million for settlement of accounts receivable. NSW had revenues of approximately $120 million in 2006 (based on 2006 average exchange rates) and has approximately 400 employees. NSW offers complete solutions for submarine cable systems including manufacturing, engineering, seabed mapping, project management, and installation for the offshore communications, energy exploration, transmission, distribution, and alternative energy markets. Pro forma results of the NSW acquisition are not material.

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
On December 22, 2005, the Company completed its purchase of the shares of the wire and cable manufacturing business of SAFRAN SA, a diverse, global high technology company. The acquired business is known under the name Silec Cable, S.A.S. (“Silec”) and is based in Montereau, France. In 2005, prior to the acquisition date, Silec reported global sales of approximately $282.7 million (based on 2005 average exchange rates) of which about 52% were linked to electric utility and electrical infrastructure. The original consideration paid for the acquisition was approximately $82.8 million (at prevailing exchange rates during that period) including fees and expenses and net of cash acquired at closing. The Company acquired Silec primarily as the latest step in the positioning of the Company as a global leader in cabling systems for the energy exploration, production, and transmission and distribution markets. A final purchase price allocation, pro forma financial information and other relevant information related to this acquisition are set forth in Note 3 in the Notes to Consolidated Financial Statements.
The results of operations of the acquired businesses discussed above have been included in the consolidated financial statements since the respective dates of acquisition.
Critical Accounting Policies and Estimates
The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. A summary of significant accounting policies is provided in Note 2 to the Consolidated Financial Statements. The application of these policies requires management to make estimates and judgments that affect the amounts reflected in the financial statements. Management bases its estimates and judgments on historical experience, information that is available to management about current events and actions the Company may take in the future and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The most critical judgments impacting the financial statements include those policies described below. In addition, significant estimates and judgments are also involved in the valuation allowances for sales incentives and accounts receivable; warranty, settled tax positions, legal, environmental, asbestos and customer reel deposit liabilities; assets and obligations related to other postretirement benefits; and self-insured workers’ compensation and health insurance reserves. Management believes these judgments have been materially accurate in the past and the basis for these judgments should not change significantly in the future. Management periodically evaluates and updates the estimates used in the application of its accounting policies, adjusts amounts in the consolidated financial statements as necessary and has discussed the development, selection and disclosure of these estimates with the Audit Committee of the Company’s Board of Directors.
Inventory Costing and Valuation
General Cable utilizes the LIFO method of inventory accounting for its metals inventory. The Company’s use of the LIFO method results in its consolidated statement of operations reflecting the current costs of metals, while metals inventories in the balance sheet are valued at historical costs as the LIFO layers were created. If LIFO inventory quantities are reduced in a period when replacement costs exceed the LIFO value of the inventory, the Company would experience an increase in reported earnings. Conversely, if LIFO inventory quantities are reduced in a period when replacement costs are lower than the LIFO value of the inventory, the Company would experience a decline in reported earnings. If the Company were not able to recover the LIFO value of its inventory in some future period when replacement costs were lower than the LIFO value of the inventory, the Company would be required to take a charge to recognize in its consolidated statement of operations an adjustment of LIFO inventory to market value.
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

Pension Accounting
General Cable provides retirement benefits through contributory and non-contributory qualified and non-qualified defined benefit pension plans covering eligible domestic and international employees as well as through defined contribution plans and other postretirement benefits. Benefits under General Cable’s qualified U.S. defined benefit pension plan generally are based on years of service multiplied by a specific fixed dollar amount, and benefits under the Company’s qualified non-U.S. defined benefit pension plans generally are based on years of service and a variety of other factors that can include a specific fixed dollar amount or a percentage of either current salary or average salary over a specific period of time. The amounts funded for any plan year for the qualified U.S. defined benefit pension plan are neither less than the minimum required under federal law nor more than the maximum amount deductible for federal income tax purposes. General Cable’s non-qualified unfunded U.S. defined benefit pension plans include a plan that provides defined benefits to select senior management employees beyond those benefits provided by other programs. The Company’s non-qualified unfunded non-U.S. defined benefit pension plans include plans that provide retirement indemnities to employees within the Company’s European business. Pension obligations for the non-qualified unfunded defined benefit pension plans are provided for by book reserves and are based on local practices and regulations of the respective countries. General Cable makes cash contributions for the costs of the non-qualified unfunded defined benefit pension plans as the benefits are paid.
On June 27, 2007, the Board of Directors of the Company approved amendments to the General Cable Supplemental Executive Retirement Plan (“SERP”) and the General Cable Corporation Deferred Compensation Plan (“DCP”) and the merger of the SERP into the DCP. The Company received written acknowledgement and acceptance of the SERP amendments and merger from each participant in the SERP. The amendments and merger were made in order to simplify, limit and better align these specific compensation plans with the Company’s compensation policies, which are described in the Company’s 2008 Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2007.
Benefit costs for the defined benefit pension plans sponsored by General Cable are determined based principally upon certain actuarial assumptions, including the discount rate and the expected long-term rate of return on assets. The weighted-average discount rate used to determine the net pension cost for 2007 was 6.00% for the U.S. defined benefit pension plans. The weighted-average discount rate as of December 31, 2007 that was used to determine benefit obligations was 6.00% for the U.S. defined benefit pension plans, and was determined based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency which are expected to be available during the period to maturity of the projected pension benefit obligations and based on information received from actuaries. The weighted-average discount rate used to determine the net pension cost for 2007 was 4.99% for the non-U.S. defined benefit pension plans. Non-U.S. defined benefit pension plans followed a similar evaluation process based on financial markets in those countries where General Cable provides a defined benefit pension plan, and the weighted-average discount rate used to determine benefit obligations for General Cable’s non-U.S. defined benefit pension plans was 5.62% as of December 31, 2007. General Cable’s expense under both U.S. and non-U.S. defined benefit pension plans is determined using the discount rate as of the beginning of the fiscal year, so 2008 expense for the defined benefit pension plans will be based on the weighted-average discount rate of 6.00% for U.S. plans and 4.99% for non-U.S. plans.
The weighted-average long-term expected rate of return on assets is assumed to be 7.80% for 2008, reflecting an 8.50% weighted-average rate for the U.S. plans. The weighted-average long-term expected rate of return on assets is based on input from actuaries, including their review of historical 10-year, 20-year, and 25-year rates of inflation and real rates of return on various broad equity and bond indices in conjunction with the diversification of the asset portfolio. The expected long-term rate of return on assets for the qualified U.S. defined benefit pension plan is based on an asset allocation assumption of 65% allocated to equity investments, with an expected real rate of return of 7%, and 35% to fixed-income investments, with an expected real rate of return of 3%, and an assumed long-term rate of inflation of 3%. The actual asset allocations were 60% of equity investments and 40% of fixed-income investments at December 31, 2007 and 64% of equity investments and 36% of fixed-income investments at December 31, 2006. The expected long-term rate of return on assets for qualified non-U.S. defined benefit plans is based on a weighted-average asset allocation assumption of 54% allocated to equity investments, 42% to fixed-income investments and 4% to other investments. The actual weighted-average asset allocations were 52% of equity investments, 43% of fixed-income investments and 5% of other investments at December 31, 2007 and 56% of equity investments, 40% of fixed-income investments and 4% of other investments at December 31, 2006. Management believes that long-term asset allocations on average and by location will approximate the Company’s assumptions and that the long-term rate of return used by each country that is included in the weighted-average long-term expected rate of return on assets is a reasonable assumption.
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
General Cable evaluates its actuarial assumptions at least annually, and adjusts them as necessary. The Company uses a measurement date of December 31 for all of its defined benefit pension plans. In 2007, pension expense for the Company’s defined benefit pension plans was $5.3 million. Based on a weighted-average expected rate of return on plan assets of 7.80%, a weighted-average discount rate of 5.60% and various other assumptions, the Company estimates its 2008 pension expense for its defined benefit pension plans will increase approximately $0.8 million from 2007, excluding curtailment and settlement activity in 2007. A 1% decrease in the assumed discount rate would increase pension expense by approximately $1.9 million. Future pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the populations participating in the plans. In the event that actual results differ from the actuarial assumptions, the funded status of the defined benefit pension plans may change and any such change could result in a charge or credit to equity and an increase or decrease in future pension expense and cash contributions.
Income Taxes
The Company provides for income taxes on all transactions that have been recognized in the Consolidated Financial Statements in accordance with SFAS No. 109. Under SFAS 109, deferred tax assets and liabilities are determined based on the differences between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
The Company records a valuation allowance to reduce deferred tax assets to the amount that it believes is more likely than not to be realized. The valuation of the deferred tax asset is dependent on, among other things, the ability of the Company to generate a sufficient level of future taxable income. In estimating future taxable income, the Company has considered both positive and negative evidence, such as historical and forecasted results of operations, including prior losses, and has considered the implementation of prudent and feasible tax planning strategies. At December 31, 2007, the Company had recorded a net deferred tax asset of $59.6 million ($135.5 million current deferred tax asset less $75.9 million long term deferred tax liability). The Company has and will continue to review on a quarterly basis its assumptions and tax planning strategies, and, if the amount of the estimated realizable net deferred tax asset is less than the amount currently on the balance sheet, the Company would reduce its deferred tax asset, recognizing a non-cash charge against reported earnings. Likewise, if the Company determines that a valuation allowance against a deferred tax asset is no longer appropriate, the adjustment to the valuation allowance would reduce income tax expense. In 2007 and 2006, the Company determined that improved business performance, expectations of future profitability, and other relevant factors constituted sufficient positive evidence to recognize certain foreign and state deferred tax assets. Accordingly, the Company released certain valuation allowances and recognized income tax benefits of approximately $12.2 million in 2007 and $6.3 million in 2006.
In July 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” was issued. This Interpretation clarifies accounting for uncertain tax positions in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. This Interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of Interpretation 48 decreased shareholders’ equity as of January 1, 2007 by approximately $18.8 million. See Note 12 for additional information.
The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included within the related tax liability line item in the consolidated balance sheet.
In December 2007, the FASB issued Statement No. 141R, Business Combinations. Statement No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Statement No. 141R is effective for financial statements issued for fiscal years beginning after December 31, 2008. Accordingly, any business combination the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects Statement No. 141R will have an impact on the Company’s consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions consummated after the effective date. $2.6 million of the $57.8 million liability for unrecognized tax benefits as of December 31, 2007 relate to tax positions of acquired entities taken prior to their acquisition by the Company for which the reversal of any such liability prior to the adoption of SFAS 141R will affect goodwill. If such liabilities reverse subsequent to the adoption of Statement 141R, such reversals will affect the income tax provision in the period of the reversal.
Revenue Recognition
The majority of the Company’s revenue is recognized when goods are shipped to the customer, title and risk of loss are transferred, pricing is fixed and determinable and collectibility is reasonably assured. Most revenue transactions represent sales of inventory. A provision for payment discounts, product returns, warranty and customer rebates is estimated based upon historical experience and other relevant factors and is recorded within the same period that the revenue is recognized. The Company has a portion of long-term product installation contract revenue that is recognized based on the percentage-of-completion method generally based on the cost-to-cost method if there are reasonably reliable estimates of total revenue, total cost, and the extent of progress toward completion; and there is an enforceable agreement between parties who can fulfill their contractual obligations. The Company reviews contract price and cost estimates periodically as the work progresses and reflects adjustments proportionate to the percentage-of-completion to income in the period when those estimates are revised. For these contracts, if a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined. The Company also has a few projects with multiple deliverables. Based on the guidance in EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” the multiple deliverables in these revenue arrangements are divided into separate units of accounting because (i) the delivered item(s) have value to the customer on a stand-alone basis; (ii) there is objective and reliable evidence of the fair value of the undelivered item(s); and (iii) to the extent that a right of return exists relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. Revenue arrangements of this type are generally contracts where the Company is hired to both produce and install a certain product. In these arrangements, the majority of the customer acceptance provisions do not require complete product delivery and installation for the amount related to the production of the item(s) to be recognized as revenue, but the requirement of successful installation does exist for the amount related to the installation to be recognized as revenue. Therefore, based on these facts and other considerations such as the short-term nature of the contracts and the existence of a separate service component for installation, revenue is recognized for the product upon delivery to the customer but revenue on installation is not recognized until the installation is complete.
Business Combination Accounting
Acquisitions entered into by the Company are accounted for using the purchase method of accounting. The purchase method requires management to make significant estimates. Management must determine the cost of the acquired entity based on the fair value of the consideration paid or the fair value of the net assets acquired, whichever is more clearly evident. The cost is then allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. In addition, management must identify and estimate the fair values of intangible assets that should be recognized as assets apart from goodwill as well as the fair value of tangible property, plant and equipment and intangible assets acquired.
Long-Lived Assets
The valuation and classification of long-lived assets and the assignment of useful depreciable lives and salvage values involve significant judgments and the use of estimates. The testing of these long-lived assets for impairment also requires a significant amount of judgment and assumptions, particularly as it relates to identification of asset groups and the determination of fair market value. The Company periodically evaluates the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates events or changes in circumstances based mostly on actual historical operating results, but business plans, forecasts, general and industry trends and anticipated cash flows are also considered. Impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings. The Company also continually evaluates the estimated useful lives of all long-lived assets and, when warranted, revises such estimates based on current events.
Share-Based Compensation
There are certain employees with various forms of share-based payment awards for which the Company recognizes compensation costs for these awards based on their fair values. The fair values of certain awards are estimated on the grant date using the Black-Scholes option pricing formula, which incorporates certain assumptions regarding the expected term of an award and expected stock price volatility. The Company will develop the expected term assumption based on the vesting period and contractual term of an award, historical exercise and post-vesting cancellation experience, stock price history, plan provisions that require exercise or cancellation of awards after employees terminate, and the extent to which currently available information indicates that the future is reasonably expected to differ from past experience. The Company develops the expected volatility assumptions based on the monthly historical price data from the Company’s common stock and other economic data trended into future years. After calculating the aggregate fair value of an award, the Company uses an estimated forfeiture rate to discount the amount of share-based compensation costs to be recognized in the operating results over the service period of the award. The Company develops the forfeiture assumption based on its historical pre-vesting cancellation experience. Key assumptions are described in further detail in Note 15 to the consolidated financial statements.
New Accounting Standards
In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations, and Statement No. 160, Non-controlling Interests in Consolidated Financial Statements. Statement No. 141 (revised 2007) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. Statement No. 160 clarifies that a non-controlling interest in a subsidiary should be reported at fair value as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the non-controlling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The Statements are effective for fiscal years beginning after December 15, 2008. The Company has currently not determined the potential effects on the consolidated financial statements.
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
In September 2006, SFAS No. 157, Fair Value Measurements, was issued. This statement provides a new definition of fair value that serves to replace and unify old fair value definitions so that consistency on the definition is achieved, and the definition provided acts as a modification of the current accounting presumption that a transaction price of an asset or liability equals its initial fair value. The statement also provides a fair value hierarchy used to classify source information used in fair value measurements that places higher importance on market based sources. New disclosures of assets and liabilities measured at fair value based on their level in the fair value hierarchy are required by this statement. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Two FASB Staff Positions on SFAS No. 157 were subsequently issued. On February 12, 2007, FSP No. 157-2 delayed the effective date of this SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. This FSP is effective for fiscal years beginning after November 15, 2008. On February 14, 2007, FSP No. 157-1 excluded FASB No. 13 Accounting for Leases and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FASB No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, Business Combinations or FASB No. 141R, Business Combinations. This FSP is effective upon initial adoption of SFAS no. 157. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial position, results of operations and cash flows.
Results of Operations
The following table sets forth, for the periods indicated, statement of operations data in millions of dollars and as a percentage of net sales. Percentages may not add due to rounding.

	Year Ended December 31,
	2007		2006		2005
	Amount	%	Amount	%	Amount	%
Net sales	$4,614.8	100.0%	$3,665.1	100.0%	$2,380.8	100.0%
Cost of sales	3,952.1	85.6%	3,194.1	87.1%	2,110.1	88.6%

Gross profit	662.7	14.4%	471.0	12.9%	270.7	11.4%
Selling, general and administrative expenses	296.6	6.4%	235.1	6.4%	172.2	7.2%

Operating income	366.1	7.9%	235.9	6.4%	98.5	4.1%
Other expense	(3.4)	(0.1)%	(0.1)	—%	(0.5)	—%
Interest expense, net	(29.6)	(0.6)%	(35.6)	(1.0)%	(37.0)	(1.6)%
Loss on extinguishment of debt	(25.3)	(0.5)%	—	—%	—	—%

Income before income taxes	307.8	6.7%	200.2	5.5%	61.0	2.6%
Income tax provision	(99.4)	(2.1)%	(64.9)	(1.8)%	(21.8)	(0.9)%
Minority interests in consolidated subsidiaries	(0.2)	—%	—	—%	—	—%
Equity in net earnings of affiliated companies	0.4	—%	—	—%	—	—%

Net income	208.6	4.5%	135.3	3.7%	39.2	1.6%
Less: preferred stock dividends	(0.3)	—%	(0.3)	—%	(22.0)	(0.9)%

Net income applicable to common shareholders	$208.3	4.5%	$135.0	3.7%	$17.2	0.7%

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006
The net income applicable to common shareholders was $208.3 million in 2007 compared to net income applicable to common shareholders of $135.0 million in 2006. The net income applicable to common shareholders for 2007 included a $0.3 million dividend on the Series A preferred stock, a pre-tax $4.5 million lower of cost or market charge related to PDIC raw material inventory, a pre-tax $5.3 million benefit from the favorable resolution of customer project performance obligations, $2.0 million in additional compensation expense from adopting SFAS 123(R), a $6.6 million pre-tax charge related to the write-off of certain telecommunication production equipment, a pre-tax $25.3 million loss on extinguishment of debt related to the tender offer on our $285 million 9.5% Senior Notes and a benefit of $5.7 million due to a state deferred tax valuation allowance release. Additionally, the 2007 net income available to common shareholders includes the benefit of two months of operations for the PDIC business acquired on October 31, 2007.
The net income applicable to common shareholders for 2006 included a $0.3 million dividend on the Series A preferred stock, $1.1 million in additional compensation expense from adopting SFAS 123(R), a pre-tax charge of $1.0 million to settle a patent dispute with a competitor and a benefit of $6.3 million due to deferred tax valuation allowance releases.
Net Sales
The following tables set forth net sales, metal-adjusted net sales and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for 2006 have been adjusted to reflect the 2007 copper COMEX average price of $3.22 per pound (a $0.13 increase compared to the prior period) and the aluminum rod average price of $1.23 per pound (a $0.01 increase compared to the prior period). Metal-adjusted net sales, a non-GAAP financial measure, are provided herein in order to eliminate the effect of metal price volatility from the comparison of revenues from one period to another. The comparable GAAP financial measure is set forth above. See previous discussion of metal price volatility in the “Overview” section.

	Net Sales
	Year Ended December 31,
	2007		2006
	Amount	%	Amount	%
North America	$2,243.7	49%	$2,058.6	56%
Europe and North Africa	1,939.7	42%	1,446.8	40%
ROW	431.4	9%	159.7	4%

Total net sales	$4,614.8	100%	$3,665.1	100%

	Metal-Adjusted Net Sales
	Year Ended December 31,
	2007		2006
	Amount	%	Amount	%
North America	$2,243.7	49%	$2,100.4	56%
Europe and North Africa	1,939.7	42%	1,475.5	40%
ROW	431.4	9%	164.5	4%

Total metal-adjusted net sales	$4,614.8	100%	3,740.4	100%

Metal adjustment	—		(75.3)

Total net sales	$4,614.8		$3,665.1

	Metal Pounds Sold
	Year Ended December 31,
	2007		2006
	Pounds	%	Pounds	%
North America	404.8	49%	428.2	56%
Europe and North Africa	336.8	40%	307.9	40%
ROW	96.3	11%	28.2	4%

Total metal pounds sold	837.9	100%	764.3	100%

Net sales increased $949.7 million, or 26%, in 2007 from 2006. After adjusting 2006 net sales to reflect the $0.13 increase in the average monthly COMEX price per pound of copper and the $0.01 increase in the average aluminum rod price per pound in 2007, net sales increased $874.4 million, or 23%, in 2007 from 2006. The metals-adjusted net sales increase of $874.4 million included $436.2 million of sales attributable to acquisitions, primarily related to the PDIC business which was acquired on October 31, 2007 and previously mentioned acquisitions in Europe. In addition to the impact of acquisitions, the increase in metal-adjusted net sales reflects the favorable impact of foreign currency exchange rate changes of approximately $172 million and increases in selling prices/product mix improvements of approximately $434 million. These increases are partially offset by a decrease in sales volume of approximately $165 million. Volume, as measured by metal pounds sold, increased by 73.6 million pounds, or 10%, in 2007 compared to 2006 due to acquired businesses. Excluding the impact of acquisitions, metal pounds sold decreased by 33.9 million pounds. Metal pounds sold is provided herein as the Company believes this metric to be a consistent year over year measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. Generally, the Company has attempted to recover higher metal costs and inflation on non-metals raw materials used in cable manufacturing, such as insulating compounds and steel and wood reels, as well as increased freight and energy costs through increased selling prices.
Metal-adjusted net sales in the North America segment increased $143.3 million, or 7%, in 2007 compared to 2006. The increase reflects price and product mix improvement of approximately $239 million and favorable foreign currency exchange rate changes of approximately $19 million, principally related to the Canadian dollar. In general, the Company increased selling prices to recover continued higher metal costs, inflation on non-metals raw materials and increased freight and energy costs. However, contractual customer pricing did not allow for increases related to certain communications products. Through forward price agreements, the Company was economically hedged against this exposure and the lower selling prices did not materially impact the Company’s financial results for 2007. These increases were partially offset by a decrease in sales volume of approximately $115 million. The decrease in sales volume was primarily the result of an overall decrease in demand for outside plant telecommunications cable from the Regional Bell Operating Companies (RBOCs) and decrease in demand from the communications distribution market combined with a decrease in demand for electric utility distribution cables.
Continued weakness in the housing industry in the United States has had a negative impact on the demand for low-voltage and smaller gauge size cables used in electric power distribution during the second half of 2007. While the passage of energy legislation in the United States in 2005 aimed at improving the transmission grid infrastructure is expected to contribute to the increase in demand for the Company’s products over time, growth rates are expected to be highly variable depending on related product business cycles and the approval and funding cycle times for large utility projects. Demand trends for telecommunication products from the RBOCs continue to be dependent on the selected strategy of their broadband rollout. Those favoring a copper/fiber hybrid model have been showing flat to marginally decreased demand, while those taking a fiber-to-the-home strategy continue to show weakness in demand for copper products. For example, total metal pounds shipped for copper based telecommunication products have decreased 19.4 million pounds in 2007 or approximately 24%. Demand trends continue to be affected by high copper prices, which make alternatives to copper-based cable and wire comparatively more affordable, and by RBOC merger activity and budgetary constraints. These decreases were partially offset by increasing demand for products used for energy exploration in the mining, oil, gas, and petrochemical markets, a trend the Company expects to continue partly as a result of higher oil prices. Additionally, demand for low- and medium-voltage electrical infrastructure products driven by a continued turnaround in industrial construction spending contributed to volume growth, as did the expansion of the Company’s customer base for its ignition wire sets.
Metal-adjusted net sales in the Europe and North Africa segment increased $464.2 million, or 32%, in 2007 compared to 2006. The increase includes $189.1 million of net sales attributable to the results of acquired businesses. In addition to the impact from acquisitions, the increase reflects selling price increases in excess of higher metal costs and other inputs and product mix improvement of approximately $182 million and favorable foreign currency exchange rate changes of approximately $131 million, primarily due to the strength of the Euro relative to the dollar. These increases were partially offset by a decrease in volume of approximately $37 million. The volume decline was primarily due to lower demand for low-voltage products and building wire in the Spanish domestic construction market, partially offset by strong construction markets elsewhere in the European Union. The decrease in volume was also partially offset by higher demand for medium-voltage and high-voltage cables in Europe to upgrade the electricity grid. The Company expects to continue to experience strong demand for electric utility and industrial infrastructure products as well as its extra high-voltage underground systems over time.
Metal-adjusted net sales in the ROW segment increased $266.9 million, or 162%, in 2007 compared to 2006. The increase reflects the inclusion of recent acquisitions, accounting for $247.1 million of the metals-adjusted net sales increase. Excluding the impact from acquisitions, the increase in metals-adjusted net sales reflects favorable foreign currency exchange rate changes, principally related to New Zealand and Australia, of approximately $21 million and price and product mix improvement of $14 million. These increases were partially offset by a decrease in volume of approximately $16 million. The decline in volume was attributable to softer than expected demand in electric utility and electrical infrastructure products as it relates to the New Zealand building industry as well as increased competitor pressure with regard to price and delivery in Australia.
Gross Profit
Gross profit increased $191.7 million, or 41%, in 2007 from 2006. Gross profit as a percentage of metal-adjusted net sales was 14.4% for 2007 and was 12.6% for 2006. Additionally, the acquisition of PDIC accounted for $26.1 million or 4.0% of gross profit for 2007. The improved profit margin on metal-adjusted net sales was the result of increased selling prices to recover raw material costs, favorable product mix changes and improved efficiency as a result of continued Lean manufacturing initiatives.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $61.5 million, or 26%, in 2007 from 2006. The increase in SG&A was primarily related to incremental SG&A costs of acquired businesses and strategic employee additions throughout the Company in order to support the Company’s growth initiatives and to increase process capability. Specifically, incremental SG&A costs of $17.9 million related to the acquisition of PDIC. The increase in SG&A costs was also due in part to increased foreign currency exchange rates in 2007 compared to 2006. Reported SG&A was 6.4% of net sales in 2007, essentially flat compared to the prior year, at 6.3% of metal-adjusted net sales in 2006.
Operating Income
The following table sets forth operating income by segment, in millions of dollars.

	Operating Income
	Year Ended December 31,
	2007		2006
	Amount	%	Amount	%
North America	$179.4	49%	$128.9	55%
Europe and North Africa	162.4	44%	101.9	43%
ROW	24.3	7%	5.1	2%

Total operating income	$366.1	100%	$235.9	100%

Operating income increased $130.2 million, or 55%, from 2006. The increase in operating income was primarily the result of increased selling prices to recover raw material costs, favorable product mix changes, ongoing Lean manufacturing cost containment and efficiency efforts, $12.2 million due to the impact of foreign currency exchange rate changes and higher demand for certain of the Company’s products. Additionally, results from acquired businesses accounted for $21.0 million of the operating income increase.
Operating income for the North America segment increased $50.5 million in 2007 from 2006. This improvement in operating income was due to selling price increases in excess of higher metals costs, raw material inflation and other cost inputs, improved product mix, improved product margins on certain utility cable, increased demand for certain products, primarily products used in mining, oil, gas and petrochemical applications and the reduction of costs as a result of continued efficiency gains obtained through the implementation of Lean Six Sigma manufacturing cost containment efforts During the fourth quarter 2007, the Company rationalized outside plant telecommunication products manufacturing capacity due to continued declines in telecommunications cable demand. The Company closed a portion of its telecommunications capacity located primarily at its Tetla, Mexico facility and has taken a pre-tax charge to write-off certain production equipment of $6.6 million. This action will free approximately 100,000 square feet of manufacturing space, which the Company plans to utilize for other products for the Central and South American markets.
Operating income for the Europe and North Africa segment increased $60.5 million in 2007 from 2006. The improvement in operating income was due to the continued implementation of Lean Six Sigma cost saving initiatives, efficient manufacturing and high factory utilization rates. Also, results from acquired businesses accounted for $17.3 million of the operating income increase. Increased selling prices in excess of higher metals costs and other cost inputs, positive product mix changes, increase sales volume for certain products and the impact of foreign currency exchange rate changes also contributed to the improved operating income. Additionally, the Company benefited from a $5.3 million favorable resolution of customer project performance obligations during 2007.
Operating income for the ROW segment increased $19.2 million in 2007 from 2006. The increase in operating income was in part due to the acquired PDIC business which accounted for $8.2 million, favorable foreign currency exchange rate changes combined with selling price increases in excess of higher metals costs and other cost inputs and other cost containment initiatives.
Other Expense
Other expense of $3.4 million in 2007 and $0.1 million in 2006 primarily represents foreign currency transaction losses, which resulted from changes in exchange rates between the designated functional currency and the currency in which the transaction is denominated.
Interest Expense
Net interest expense decreased to $29.6 million in 2007 from $35.6 million in 2006. The decrease in interest expense is primarily due to interest savings from the November 2006 pay down of the Company’s outstanding balance on its floating-rate Amended Credit Facility with the proceeds from its fixed-rate 0.875% Convertible Notes and lower interest rates resulting from the March 2007 Senior Notes refinancing (see Loss on Extinguishment of Debt discussion which follows). Additionally, the decrease in net interest expense is a result of increased interest income from investments of the Company’s excess cash. The decrease in net interest expense was partially offset by higher average debt levels in 2007 of $428.3 million as compared to 2006, primarily related to the October 2007 issuance of the Company’s 1.00% Convertible Notes.
Loss on Extinguishment of Debt
During 2007, the Company recognized a pre-tax loss on the extinguishment of debt of approximately $25.3 million, consisting of a $20.5 million inducement premium, related fees and expenses and the write-off of approximately $4.8 million in unamortized fees and expenses due to the tender offer and redemption of approximately $280.2 million of the Company’s $285.0 million in 9.5% Senior Notes during the first quarter of 2007 and the redemption of the remaining $4.8 million outstanding 9.5% Senior Notes in November of 2007. See the “Debt and Other Contractual Obligations” discussion below for additional information.
Tax Provision
The Company’s effective tax rate for 2007 and 2006 was 32.3% and 32.4%, respectively. The effective tax rates for 2007 and 2006 were reduced by the release of approximately $12.2 million and $6.3 million, respectively, of certain foreign and state deferred tax asset valuation allowances as it became more likely than not that the deferred tax assets would be utilized in future years as a result of improved profitability in the relevant jurisdiction.

Preferred Stock Dividends
During 2007 and 2006, the Company accrued and paid $0.3 million in dividends on its Series A preferred stock.
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
The net income applicable to common shareholders for 2005 included a $22.0 million dividend on the Series A preferred stock, $16.3 million of which resulted from a preferred share inducement offer in the fourth quarter, and pre-tax corporate charges of $18.6 million related to the rationalization of certain of the Company’s North American manufacturing facilities, which included a $(0.5) million gain from the sale of a previously closed manufacturing plant.
Net Sales
The following tables set forth net sales, metal-adjusted net sales and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for 2005 have been adjusted to reflect the 2006 copper COMEX average price of $3.09 per pound (a $1.41 increase compared to the prior period) and the aluminum rod average price of $1.22 per pound (a $0.30 increase compared to the prior period). Metal-adjusted net sales, a non-GAAP financial measure, are provided herein in order to eliminate the effect of metal price volatility from the comparison of revenues from one period to another. The comparable GAAP financial measure is set forth above. See previous discussion of metal price volatility in the “Overview” section.

	Net Sales
	Year Ended December 31,
	2006		2005
	Amount	%	Amount	%
North America	$2,058.6	56%	$1,574.5	66%
Europe and North Africa	1,446.8	40%	682.0	29%
ROW	159.7	4%	124.3	5%

Total net sales	$3,665.1	100%	$2,380.8	100%

	Metal-Adjusted Net Sales
	Year Ended December 31,
	2006		2005
	Amount	%	Amount	%
North America	$2,058.6	56%	$1,998.9	65%
Europe and North Africa	1,446.8	40%	901.6	30%
ROW	159.7	4%	165.7	5%

Total metal-adjusted net sales	3,665.1	100%	3,066.2	100%

Metal adjustment	—		(685.4)

Total net sales	$3,665.1		$2,380.8

	Metal Pounds Sold
	Year Ended December 31,
	2006		2005
	Pounds	%	Pounds	%
North America	428.2	56%	421.7	64%
Europe and North Africa	307.9	40%	205.5	31%
ROW	28.2	4%	31.7	5%

Total metal pounds sold	764.3	100%	658.9	100%

Net sales increased $1,284.3 million, or 54%, in 2006 from 2005. After adjusting 2005 net sales to reflect the $1.41 increase in the average monthly COMEX price per pound of copper and the $0.30 increase in the average aluminum rod price per pound in 2006, net sales increased $598.9 million, or 20%, in 2006 from 2005. The metals-adjusted net sales increase of $598.9 million included $447.0 million of sales attributable to acquisitions, primarily related to the Silec business which was acquired on December 22, 2005. In addition to the impact of acquisitions, the increase in metal-adjusted net sales reflects an increase in sales volume, approximately $68 million, the favorable impact of foreign currency exchange rate changes, approximately $9 million and increases in selling prices/product mix improvements of approximately $75 million. Volume, as measured by metal pounds sold, increased by 105.4 million pounds, or 16%, in 2006 compared to 2005, with 91.0 million pounds of the increase attributable to acquired businesses. Metal pounds sold are provided herein as the Company believes this metric to be a year over year measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. Generally, the Company has attempted to recover higher metal costs and inflation on non-metals raw materials used in cable manufacturing, such as insulating compounds and steel and wood reels, as well as increased freight and energy costs through increased selling prices.
Metal-adjusted net sales in the North America segment increased $59.7 million, or 3%, in 2006 compared to 2005. The increase reflects volume growth of approximately $38 million, price and product mix improvement of approximately $8 million and favorable foreign currency exchange rate changes of approximately $14 million, principally related to the Canadian dollar. The volume growth reflects an increase in demand for bare aluminum energy transmission cable and a strong turnaround in industrial construction spending. Additionally, demand for products used in mining, oil, gas, and petrochemical markets remained strong, the Company expects this trend to continue partly as a result of higher oil prices. The passage of energy legislation in the United States in 2005 aimed at improving the transmission grid infrastructure has also contributed to the increase in demand for the Company’s products. These increases in volume were partially offset by an overall decrease in demand for outside plant telecommunications cable from the Regional Bell Operating Companies (RBOCs) as well as a decrease in demand from the communications distribution market. Demand trends from the RBOCs continue to be dependent on the selected strategy of their broadband rollout. Those favoring a copper/fiber hybrid model have been showing flat to marginally down demand, while those taking a fiber-to-the-home strategy continue to show weakness in demand for copper products. Demand trends are currently being affected by high copper prices, which make alternatives to copper-based cable and wire comparatively more affordable, and by RBOC merger activity and budgetary constraints. A decrease in volume was also experienced in lower voltage industrial products mostly driven by the mild hurricane season in the U.S. in 2006 as compared to the record hurricane season in 2005. In general, the Company increased selling prices to recover higher metal costs, inflation on non-metals raw materials, increased freight and energy costs. However, contractual customer pricing did not allow for increases related to certain communications products. Through forward price agreements, the Company was economically hedged against this exposure and the lower selling prices did not materially impact the Company’s financial results for 2006.
Metal-adjusted net sales in the Europe and North Africa segment increased $545.2 million, or 60%, in 2006 compared to 2005. The increase is primarily the result of acquired businesses, $439.0 million. In addition to the impact from acquisitions, the increase reflects volume growth in historical businesses of approximately $50 million, price and product mix improvement of approximately $51 million and favorable foreign currency exchange rate changes of approximately $5 million. The increase in volume, excluding the impact of acquisitions, reflects higher demand for low-voltage and high-voltage aluminum cables, both in the Spanish domestic and export markets and increased wind farm projects. The Company expects to continue to experience strong demand for electric utility and infrastructure products as well as price fluctuations on its raw materials, which may require additional selling price adjustments for the Company’s products. The segment also benefited from selling price increases in excess of higher metals costs and other cost inputs. These increases were partially offset by lower demand for low-voltage building wire in Europe during the last few months of 2006.
Metal-adjusted net sales in the ROW segment decreased $6.0 million, or 4%, in 2006 compared to 2005. The decrease is the result of a decline in volume of approximately $18 million and unfavorable foreign currency exchange rate changes of approximately $10 million. These decreases were partially offset by price and product mix improvement of $22 million. The decrease in volume was attributable to weaker distributor purchases of communications products toward the end of 2006 and decreased demand for electrical infrastructure products due to softness in the New Zealand building industry toward the end of 2006.
Gross Profit
Gross profit increased $200.3 million, or 74%, in 2006 from 2005. Gross profit as a percentage of metal-adjusted net sales was 12.9% for 2006 and was 8.8% for 2005. The improved profit margin on metal-adjusted net sales is the result of increased selling prices to recover raw material costs, increased sales volume, higher factory utilization and improved efficiency as a result of Lean manufacturing initiatives and prior year plant rationalizations. Gross profit in 2005 was also reduced due to a net $18.6 million charge for the rationalization of certain manufacturing facilities.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $62.9 million, or 36%, in 2006 from in 2005. The increase in SG&A was primarily related to approximately $24.8 million of incremental SG&A costs within the acquired Silec business, variable selling expenses related to higher revenues, incremental incentive related compensation expense due to the improved year-over-year financial performance of the Company and increased stock compensation costs, partly as a result of the adoption of SFAS 123(R). Reported SG&A was 6.4% of net sales in 2006, up from 5.6% of metal-adjusted net sales in 2005.
Operating Income
The following table sets forth operating income by segment, in millions of dollars.

	Operating Income
	Year Ended December 31,
	2006		2005
	Amount	%	Amount	%
North America	$128.9	55%	$36.2	37%
Europe and North Africa	101.9	43%	54.9	56%
ROW	5.1	2%	7.4	7%

Total operating income	$235.9	100%	$98.5	100%

Operating income increased $137.4 million, or 139%, from 2005. The increase was primarily the result of higher sales volume, higher factory utilization and related efficiencies, ongoing Lean Six Sigma manufacturing cost containment efforts, greater efficiencies as a result of prior year plant rationalizations, higher selling prices in order to recover inflation on raw materials and other cost inputs, incremental income from the acquisition of Silec and a $0.4 million increase due to the impact of foreign currency exchange rate changes. These increases were partially offset by a $1.0 million charge from the settlement of a patent dispute, incremental selling, general and administrative expenses of approximately $24.8 million from the acquisition of Silec, and $2.8 million in incremental incentive related expense as a result of year over year earnings improvement. Further, operating income for 2005 was reduced by approximately $18.6 million relating to the rationalization of certain manufacturing facilities in North America, which produced Communications products.
Operating income for the North America segment increased $92.7 million in 2006 from 2005. This improvement in operating income is due to the reduction of manufacturing costs as a result of efficiency gains obtained through plant closures and rationalizations during 2005 and prior periods as well as the continuing implementation of Lean Six Sigma cost containment efforts. Additionally, increased sales volume and selling price increases in excess of higher metals costs, raw material inflation and other cost inputs contributed to the improved operating income.
The Europe and North Africa segment’s operating income increased $47.0 million in 2006 from 2005. The improvement in operating income is due to the continued implementation of Lean Six Sigma cost saving initiatives, efficient manufacturing and high factory utilization rates. Increased sales volume, selling price increases in excess of higher metals costs, raw material inflation and other cost inputs and the impact of acquisitions also contributed to the improved operating income.
Operating income for the ROW segment decreased $2.3 million in 2006 from 2005. This decrease is the result of sales volume declines and unfavorable foreign currency exchange rate changes partially offset by selling price increases in excess of higher metals costs, raw material inflation and other cost inputs and other cost containment initiatives.
Other Expense
Other expense of $0.1 million in 2006 and $0.5 million in 2005 includes foreign currency transaction losses, which resulted from changes in exchange rates between the designated functional currency and the currency in which the transaction is denominated.
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
Preferred Stock Dividends
During 2007 and 2006, the Company accrued and paid $0.3 million, respectively, in dividends on its Series A preferred stock. During 2005, the Company accrued and paid $5.7 million of regular dividends and also paid $16.3 million related to the inducement offer on its Series A preferred stock. The significant decrease in dividends paid in 2006 versus 2005 is due to the inducement offer that the Company initiated in the fourth quarter of 2005, which reduced the number of preferred shares outstanding.
Liquidity and Capital Resources
In general, General Cable requires cash for working capital, capital expenditures, investment in internal product development, debt repayment, salaries and related benefits, interest, Series A preferred stock dividends and taxes. General Cable’s working capital requirement increases when it experiences strong incremental demand for products and/or significant copper, aluminum and other raw material price increases. Based upon historical experience, the cash on its balance sheet and the expected availability of funds under its current credit facilities, the Company believes its sources of liquidity will be sufficient to enable it to meet the Company’s cash requirements for working capital, capital expenditures, debt repayment, salaries and related benefits, interest, Series A preferred stock dividends and taxes for the next twelve months and foreseeable future.
General Cable Corporation is a holding company with no operations of its own. All of the Company’s operations are conducted, and net sales are generated, by its subsidiaries and investments. Accordingly, the Company’s cash flow comes from the cash flows of its global operations. The Company’s ability to use cash flow from its international operations, if necessary, has historically been adversely affected by limitations on the Company’s ability to repatriate such earnings tax efficiently.
Summary of Cash Flows
Cash flow provided by operating activities in 2007 was $231.7 million principally as a result of strong underlying operating results. This reflects net income before depreciation and amortization, foreign currency exchange loss, loss on extinguishment of debt and loss on the disposal of property of $309.6 million. This positive cash flow was partially offset by a decrease of $11.1 million in excess tax benefits from stock-based compensation, a $6.5 million increase in accounts receivable, a $11.6 million increase in deferred income taxes, a $13.5 million increase in inventories, a $1.4 million increase in other assets and a $33.8 million decrease in accounts payable, accrued and other liabilities. The increase in accounts receivable mainly reflects increased selling prices partly in response to increased raw material costs. The increase in accounts receivables is lower relative to the prior years partly due to demand trends, which are discussed below related to inventory. The Company’s days sales outstanding (DSO) has increased above historical levels as a result of recent international acquisitions in Europe and Latin America. A larger percentage of our sales now take place outside of North America where the accounts receivable terms are generally longer than those in North America. The Company believes that the accounts receivable balances are collectible and the Company has established appropriate procedures to facilitate collection. The increase in inventory reflects lower than expected shipments of telecommunications cables and certain electric utility customer shipments in North America and weaker demand in the European housing markets all of which caused inventory to increase partially offset by stronger construction markets in Eastern Europe and the developing countries of Latin America. The increase in other assets was a result of debt issuance costs. The decrease in accounts payable, accrued and other liabilities was a result of declining manufacturing activity in the later half of the year due to the lower demand for certain products mentioned previously as well as copper price volatility experienced in the fourth quarter of 2007. The Company has adjusted its manufacturing output in 2008 with regard to its telecommunications production capacity as well as addressing electric utility and construction product inventory quantities.

Cash flow used by investing activities was $759.8 million in 2007, principally reflecting $153.6 million of capital expenditures and $634.8 million principally reflecting the PDIC and NSW acquisitions partially offset by cash acquired. The Company anticipates capital spending to be approximately $200 million in 2008, primarily supporting new products and capabilities in our electric utility and electrical infrastructure cable businesses.
Cash flow provided by financing activities in 2007 was $528.1 million. This reflects cash inflows from the issuance of the Company’s $475.0 million 1.00% Senior Convertible Notes, $325.0 million 7.125% Senior Notes and Senior Floating Rate Notes and additional borrowing under the Company’s Amended Credit Facility of $60.0 million, net of repayments. See the “Debt and Other Contractual Obligations” section below for details. Additional cash inflows included the receipt of $5.0 million from the exercise of stock options, $7.3 million of net additional borrowings in Europe to fund working capital and $11.1 million of excess tax benefits from stock-based compensation. These cash inflows were partially offset by the settlement of long-term debt in the amount of $305.5 million, which reflects principally the settlement of the Company’s $285.0 million 9.5% Senior Notes (see Debt and Other Contractual Obligations below), approximately $30.5 million to settle the net investment hedge, $19.0 million in deferred financing fees and $0.3 million used to pay dividends on the Series A preferred stock.
Debt and Other Contractual Obligations
The Company’s outstanding debt obligations excluding capital leases of $1,395.4 million as of December 31, 2007 consisted of $475.0 million of 1.00% Convertible Notes due in 2012, $355.0 million of 0.875% Convertible Notes due in 2013, $200.0 million of 7.125% Senior Notes due in 2017, $125.0 million of Senior Floating Rate Notes due in 2015, $31.3 million of Spanish Term Loans, $60.0 million of Asset Based Loans, $37.7 million PDIC credit facilities and $111.4 million of various short and medium term loans. A separate description of our various borrowings is provided below and additional discussion is included at Note 10 to the Consolidated Financial Statements.
The Company’s 1.00% Senior Convertible Notes were issued in September 2007 in the amount of $475.0 million. The Notes were sold to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The Notes and the common stock issuable upon conversion of the Notes have not been registered under the Securities Act or any state securities laws. In conjunction with this issuance, the Company agreed to enter into a registration rights agreement whereby the Company will use commercially reasonable efforts to cause to become effective within 240 days after the closing of this offering a shelf registration statement with respect to the resale of the notes and the shares of our common stock issuable upon conversion of the notes. The Company may be required to pay additional interest, subject to some limitations, to the holders of the notes if the Company fails to comply with its obligations to register the notes and the common stock issuable upon conversion of the notes within the specified time periods. The 1.00% Senior Convertible Notes bear interest at a fixed rate of 1.00%, payable semi-annually in arrears, on April 15 and October 15, and mature in 2012. The 1.00% Senior Convertible Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company’s wholly-owned U.S. subsidiaries. The estimated fair value of the 1.00% Senior Convertible Notes was approximately $533.6 million at December 31, 2007.
The Company’s 0.875% Convertible Notes were issued in November of 2006 in the amount of $355.0 million, pursuant to the Company’s effective Registration Statement on Form S-3. The 0.875% Convertible Notes bear interest at a fixed rate of 0.875%, payable semi-annually in arrears, on May 15 and November 15, and mature in 2013. As a result of exceeding certain average stock price thresholds as defined in Note 10 of the Consolidated Financial Statements, the Company has reclassified $355.0 million as a current liability as of December 31, 2007. The 0.875% Convertible Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company’s wholly-owned U.S. subsidiaries. The estimated fair value of the 0.875% Convertible Notes was approximately $572.2 million at December 31, 2007.
The Company completed the issuance and sale of $325.0 million in aggregate principal amount of new senior unsecured notes, comprised of $200.0 million of 7.125% Senior Fixed Rate Notes due 2017 (the “7.125% Senior Notes”) and $125.0 million of Senior Floating Rate Notes due 2015 (the “Senior Floating Rate Notes” and together with the “7.125 Senior Notes”, the “Notes”) on July 26, 2007 to replace the unregistered Notes with registered Notes with like terms pursuant to an effective Registration Statement on Form S-4. The Notes are jointly and severally guaranteed by the Company’s U.S. subsidiaries. The estimated fair value of the 7.125% Senior Notes and Senior Floating Rate Notes was approximately $197 million and $120 million, respectively, at December 31, 2007.
The Senior Floating Rate Notes bear interest at an annual rate equal to the 3-month LIBOR rate plus 2.375%, which was 7.6% at December 31, 2007. Interest on the Senior Floating Rate Notes is payable quarterly in arrears in cash on January 1, April 1, July 1 and October 1 of each year, commencing on July 1, 2007. The 7.125% Senior Notes bear interest at a rate of 7.125% per year and are payable semi-annually in arrears in cash on April 1 and October 1 of each year, commencing on

October 1, 2007. The Senior Floating Rate Notes mature on April 1, 2015 and the 7.125% Senior Notes mature on April 1, 2017.
The Spanish Term Loan of 50 million euros was issued in December 2005 and was available in up to three tranches, with an interest rate of Euribor plus 0.8% to 1.5% depending on certain debt ratios. Two of the tranches have expired. The remaining tranche of the Spanish Term Loan is repayable in fourteen semi-annual installments, maturing seven years following the draw down in 2012. As of December 31, 2007, the U.S. dollar equivalent of $31.3 million was drawn under this term loan facility and $3.1 million of excess availability remains under the Spanish Term Loan.
The Spanish Credit Facility of 25 million euros was issued in December 2005, matures at the end of five years and carries an interest rate of Euribor plus 0.6% to 1.0% depending on certain debt ratios. No funds are currently drawn under the Spanish Credit Facility, leaving undrawn availability of approximately the U.S. dollar equivalent of $36.5 million as of December 31, 2007. Commitment fees ranging from 15 to 25 basis points per annum on any unused commitments under the Spanish Credit Facility will be assessed to Grupo General Cable Sistemas, S.A., and are payable on a quarterly basis.
During the fourth quarter of 2007, the Company further amended its senior secured revolving credit facility (“Amended Credit Facility”), which increased the borrowing limit on the Senior Revolving Credit Facility from $300 million to $400 million. Additionally, the amendment extended the maturity date by almost two years to July 2012, and increased the existing interest rates across a pricing grid, which is dependent upon excess availability, as defined. Additionally, the amendment eliminated or relaxed several provisions, expanded permitted indebtedness to include acquired indebtedness of newly acquired foreign subsidiaries, and increased the level of permitted loan-funded acquisitions. The amendment permitted the Company to draw funds from its Amended Credit Facility to partially fund the acquisition of Phelps Dodge International (“PDIC”) in conjunction with funds raised through the above mentioned September 2007 1.00% Senior Convertible Notes offering and available cash on the Company’s balance sheet. At December 31, 2007, the Company had outstanding borrowings of $60.0 million and undrawn availability of $266.1 million under the Amended Credit Facility. The Company was in compliance with all covenants under the Amended Credit Facility as of December 31, 2007. The Company had outstanding letters of credit related to this Amended Credit Facility of $40.4 million at December 31, 2007.
On October 31, 2007 the Company acquired Phelps Dodge International (PDIC) and assumed the U.S. dollar equivalent of $64.3 million of mostly short-term PDIC debt as a part of the acquisition. As of December 31, 2007, PDIC related debt was $37.7 million of which approximately $36.2 million was short-term financing agreements at various interest rates. The weighted average interest rate was 6.4% as of December 31, 2007. The Company has approximately $302.2 million of excess availability under the various credit facilities.
On August 31, 2006, the Company acquired ECN Cable and assumed the U.S. dollar equivalent of $38.6 million (at prevailing exchange rates during that period) of mostly short-term ECN Cable debt as a part of the acquisition. On December 15, 2006, approximately $6.9 million (at the prevailing exchange rate on that date) of debt was paid and cancelled. As of December 31, 2007, ECN Cable’s debt was the U.S. dollar equivalent of $27.7 million. The debt consisted of approximately $2.5 million relating to an uncommitted accounts receivable facility and approximately $25.2 million of short-term financing agreements at various interest rates. In addition, ECN Cable has an 11 million euros ($16.1 million US dollar equivalent) debt facility that charges interest at Euribor plus 0.5%. No funds are currently drawn under this facility.
The Company’s European segment has approximately $138.8 million of uncommitted facilities that are secured by the respective company’s accounts receivable. At December 31, 2007, $46.7 million (including $2.5 million at ECN, mentioned above) of these debt facilities were drawn.
On December 27, 2005, General Cable entered into a capital lease for certain pieces of equipment being used at the Company’s Indianapolis polymer plant. The capital lease agreement provides that the lease payments for the machinery and equipment will be approximately $0.6 million semi-annually, or approximately $1.2 million on an annual basis. The lease expires in December of 2010, and General Cable has the option to purchase the machinery and equipment for fair value at the end of the lease term. The present value of the minimum lease payments on the capital lease at inception was approximately $5.0 million that has been reflected in fixed assets and in short-term and long-term lease obligations, as appropriate, in the Company’s balance sheet. The Company has not entered into a material capital lease in 2006 or 2007.
The Company’s Spanish operating company, Grupo General Cable Sistemas (“Grupo General”), participates in accounts payable confirming arrangements with several European financial institutions. Grupo General negotiates payment terms with suppliers of generally 180 days and submits invoices to the financial institutions with instructions for the financial institutions to transfer funds from Grupo General’s accounts on the due date (on day 180) to the receiving parties to pay the invoices in full. The banks may, at their discretion, negotiate directly with the suppliers for earlier payment terms at a discount, and the discount is kept by the banks. The suppliers may also decline to participate in an early payment arrangement. At December 31, 2007, these arrangements had a maximum availability limit of the equivalent of $416.1 million, of which approximately $202.6 million was drawn. If these arrangements were reduced or terminated, Grupo General would have to pay its suppliers directly.
The Company’s defined benefit plans at December 31, 2006 were underfunded by $35.7 million. During 2006, as a result of improved asset performance, the Company was able to reduce the after tax charge to accumulated other comprehensive income by $6.4 million. In 2006, pension expense increased approximately $1.6 million, excluding the 2005 $0.7 million curtailment charge, from 2005 and cash contributions decreased approximately $2.5 million from 2005. In 2007, pension expense is expected to decrease approximately $1.4 million from 2006, principally due to strong plan asset returns. Cash contributions are expected to decrease up to approximately $3.4 million from 2006. The underfunding of the defined benefit plans at December 31, 2007 was $72.5 million. During 2007, as a result of lower than expected asset performance, the Company recorded an after tax loss of $0.3 million to accumulated other comprehensive income. In 2007, pension expense increased approximately $0.1 million, excluding a $3.2 million curtailment charge and a $4.3 million settlement gain, from 2006 and cash contributions increased approximately $8.1 million from 2006. The Company estimates its 2008 pension expense for its defined benefit pension plans will increase approximately $1.2 million from 2007, excluding curtailment and settlement activity in 2007. Cash contributions are expected to decrease to approximately $6.8 million.
In connection with the acquisition of PDIC on October 31, 2007, as a matter of law, the governments of Chile and Venezuela, which operate within the Company’s ROW segment, require the Company to provide certain benefits to former or inactive employees after employment but before retirement. Generally, benefits under these statutory severance programs include a one-time lump-sum payment based on years of service, as defined. As a result, the Company has recorded a liability of approximately $1.6 million as of December 31, 2007. There was no liability recorded as of December 31, 2006.
As of December 31, 2007, the Company was in compliance with all debt covenants.
Summarized information about the Company’s contractual obligations and commercial commitments as of December 31, 2007 is as follows (in millions of dollars):

	Payments Due by Period
		Less than	1 - 3	4 - 5	After 5
	Total	1 Year	Years	Years	Years
Contractual obligations(1):
Total debt (excluding capital leases)	$1,395.4	$499.8	$74.1	$487.5	$334.0
Capital leases	3.4	1.1	2.2	0.1	—
Interest payments on 7.125% Senior Notes	149.6	14.2	28.5	28.5	78.4
Interest payments on Senior Floating Rate Notes	83.2	10.1	20.2	20.2	32.7
Interest payments on 0.875% Convertible Notes	20.2	3.1	6.2	6.2	4.7
Interest payments on 1.00% Senior Convertible Notes	23.8	4.8	9.5	9.5	—
Operating leases(2)	36.6	10.3	14.1	6.9	5.3
Preferred stock dividend payments	2.1	0.3	0.6	0.6	0.6
Defined benefit pension obligations(3)	6.8	6.8	—	—	—
Postretirement benefits	11.9	1.6	3.2	2.6	4.5
Commodity futures and forward pricing agreements(4)	387.8	372.2	15.6	—	—
Foreign currency contracts(4)	380.5	324.4	51.8	4.3	—
FIN 48 obligation, including interest and penalties(5)	—	—	—	—	—
Statutory severance programs(6)	2.2	0.6	0.3	0.4	0.9

Total	$2,503.5	$1,249.3	$226.3	$566.8	$461.1

(1)	This table does not include interest payments on General Cable’s variable rate debt because the future amounts are based on variable interest rates and the amount of the borrowings under the Amended Credit Facility and Spanish Credit Facility fluctuate depending upon the Company’s working capital requirements.

(2)	Operating lease commitments are described under “Off Balance Sheet Assets and Obligations.”

(3)	Defined benefit pension obligations reflect the Company’s estimates of contributions that will be required in 2008 to meet current law minimum funding requirements. Amounts beyond one year have not been provided because they are not determinable.

(4)	Information on these items is provided under Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

(5)	FIN 48 obligations of $63.5 million have not been reflected in the above table due to the inherent uncertainty as to the amount and timing of settlement, which is contingent upon the occurrence of possible future events, such as examinations and determinations by various tax authorities.

(6)	All statutory severance benefits for employees in Venezuela of $0.5 million have been included in 2008 as amounts due beyond one year are not determinable.
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
During 2006 and 2007, one of the Company’s international operations contracted with a bank to transfer accounts receivable that it was owed from one customer to the bank in exchange for payments of approximately $3.3 million and $3.0 million, respectively. As the transferor, the Company surrendered control over the financial assets included in the transfer and had no further rights regarding the transferred assets. The transfers were treated as sales and the approximate $6.3 million received was accounted for as proceeds from the sales. All assets sold were removed from the Company’s balance sheet upon completion of the transfers, and no further obligations exist under these agreements.
In 2007, the Company acquired the worldwide wire and cable business of Freeport-McMoRan Copper and Gold Inc., which operates as PDIC. As part of this acquisition, the seller agreed to indemnify the Company for certain environmental liabilities existing at the date of the closing of the acquisition. The seller’s obligation to indemnify the Company for these particular liabilities generally survives four years from the date the parties executed the definitive purchase agreement unless the Company has properly notified the seller before the expiry of the four year period. The seller also made certain representations and warranties related to environmental matters and the acquired business and agreed to indemnify the Company for breaches of those representation and warranties for a period of four years from the closing date. Indemnification claims for breach of representations and warranties are subject to an overall indemnity limit of approximately $105 million, which applies to all warranty and indemnity claims for the transaction.
General Cable has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. Future minimum rental payments required under non-cancelable lease agreements at December 31, 2007 were as follows: 2008 — $10.3 million, 2009 — $7.6 million, 2010 — $6.5 million, 2011 — $4.7 million, 2012 - $2.2 million and thereafter $5.3 million. Rental expense recorded in income from continuing operations was $14.4 million, $11.3 million and $12.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.
As of December 31, 2007, the Company had $95.1 million in letters of credit, $112.0 million in various performance bonds and $237.5 million in other guarantees. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self insurance claims, defined benefit plan obligations, contract performance, quality and other various bank and financing guarantees. See Liquidity and Capital Resources for excess availability under the Company’s various credit borrowings.
In Europe and North Africa as it relates to the 2005 financing of the purchase of shares of Silec Cable, S.A.S (Silec), the Company has pledged to financial institutions the shares of Silec Cable, S.A.S and certain assets such as land and buildings. General Cable Spain and Portugal have also been designated as guarantors of the debt.
See the previous section, “Debt and Other Contractual Obligations,” for information on debt-related guarantees.

Environmental Matters
The Company’s expenditures for environmental compliance and remediation amounted to approximately $2.8 million, $2.0 million and $1.9 million in 2007, 2006 and 2005, respectively. In addition, certain of General Cable’s subsidiaries have been named as potentially responsible parties in proceedings that involve environmental remediation. The Company has accrued $1.8 million at December 31, 2007 for all environmental liabilities. Environmental matters are described in Item 1, which is incorporated herein by reference. While it is difficult to estimate future environmental liabilities, the Company does not currently anticipate any material adverse effect on results of operations, cash flows or financial position as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs.
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
Interest Rate Risk
General Cable has utilized interest rate swaps to manage its interest expense exposure by fixing its interest rate on a portion of the Company’s floating rate debt. Under the swap agreements, General Cable typically paid a fixed rate while the counterparty paid to General Cable the difference between the average fixed rate and the three-month LIBOR rate. During 2001, the Company entered into several interest rate swaps which effectively fixed interest rates for borrowings under the former credit facility and other debt. At December 31, 2007, the remaining outstanding interest rate swap had a notional value of $9.0 million, an interest rate of 4.49% and matures in October 2011. The Company does not provide or receive any collateral specifically for this contract. The fair value of interest rate derivatives, which are designated as and qualify as cash flow hedges as defined in SFAS No. 133, are based on quoted market prices and assistance of a third party provided calculations, which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments. At December 31, 2007 and 2006, the net unrealized loss on interest rate derivatives and the related carrying value was $(0.5) million and $(0.4) million, respectively. A 10% change in the variable rate would change the unrealized loss by $0.1 million in 2007. All interest rate derivatives are marked-to-market with changes in the fair value of qualifying cash flow hedges recorded as other comprehensive income.
Raw Material Price Risk
General Cable’s reported net sales are directly influenced by the price of copper and to a lesser extent aluminum. The price of copper and aluminum as traded on the London Metal Exchange (“LME”) and COMEX has historically been subject to considerable volatility and during the past few years, has been subject to an upward trend. For example, the daily selling price of copper cathode on the COMEX averaged $3.22 per pound in 2007, $3.09 per pound in 2006 and $1.68 per pound in 2005 and the daily price of aluminum rod averaged $1.23 per pound in 2007, $1.22 per pound in 2006 and $0.92 per pound in 2005. This copper and aluminum price volatility is representative of all reportable segments.
General Cable utilizes the LIFO method of inventory accounting for its metals inventory. The Company’s use of the LIFO method results in its consolidated statement of operations reflecting the current costs of metals, while metals inventories in the balance sheet are valued at historical costs as the LIFO layers were created. As a result of volatile copper prices, the replacement cost of the Company’s copper inventory exceeded the historic LIFO cost by approximately $162 million and $167 million at December 31, 2007 and 2006, respectively. If LIFO inventory quantities are reduced in a period when replacement costs exceed the LIFO value of the inventory, the Company would experience an increase in reported earnings. Conversely, if LIFO inventory quantities are reduced in a period when replacement costs are lower than the LIFO value of the inventory, the Company would experience a decline in reported earnings. If the Company were not able to recover the LIFO value of its inventory in some future period when replacement costs were lower than the LIFO value of the inventory, the Company would be required to take a charge to recognize in its statement of operations an adjustment of LIFO inventory to market value. During 2005, the Company reduced its copper inventory quantities in North America resulting in a $1.1 million LIFO gain since LIFO inventory quantities were reduced in a period when replacement costs were higher than the LIFO value of the inventory. During 2006, we increased inventory quantities and therefore there was not a liquidation of LIFO inventory impact in this period. During 2007, the Company reduced copper inventory quantities globally which resulted in a $0.1 million gain because LIFO inventory quantities were reduced in a period when replacement costs were higher than the LIFO value of the inventory.

Outside of North America, General Cable enters into commodity futures contracts, which are designated as and qualify as cash flow hedges as defined in SFAS 133, for the purchase of copper and aluminum for delivery in a future month to match certain production needs. At December 31, 2007 and 2006, General Cable had an unrealized gain (loss) of $(18.8) million and $(10.8) million, respectively, on the commodity futures. A 10% change in the price of copper and aluminum would result in a change in the unrealized loss of $27.7 million in 2007.
Also, in North America, and to a lesser extent in Europe and North Africa, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exception of SFAS No. 133 because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At December 31, 2007 and 2006, General Cable had $90.1 million and $165.4 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At December 31, 2007 and 2006, General Cable had an unrealized gain (loss) of $(4.0) million and $(10.1) million, respectively, related to these transactions. General Cable expects the unrealized losses under these agreements to be offset as a result of firm sales price commitments with customers.
Foreign Currency Exchange Rate Risk
The Company enters into forward exchange contracts, which are designated as and qualify as cash flow hedges as defined in SFAS 133, principally to hedge the currency fluctuations in certain transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. Principal transactions hedged during the year were firm sales and purchase commitments. The fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At December 31, 2007 and 2006, the net unrealized gain (loss) on the net foreign currency contracts was $(34.0) million and$(5.6) million, respectively. A 10% change in the exchange rate for these currencies would change the unrealized loss by $76.3 million in 2007.
In October 2005, the Company entered into a U.S. dollar to Euro cross currency and interest rate swap agreement with a notional value of $150 million, which was designated as and qualified as a net investment hedge of the Company’s net investment in its European operations, in order to hedge the effects of the changes in spot exchange rates on the value of the net investment. The swap had a term of just over two years and matured on November 15, 2007. On November 15, 2007, the Company paid approximately $30.5 million to settle the net investment hedge. As a result, the Company recorded; an unrealized loss in other comprehensive income (loss) of $(20.1) million that will be recorded in the statement of operations at some point in time if the Company divests of its European operations.
Fair Value of Designated Derivatives
Unrealized gains and losses on the designated cash flow and net investment hedge financial instruments identified above are recorded in other comprehensive income (loss) until the underlying transaction occurs and is recorded in the statement of operations at which point such amounts included in other comprehensive income (loss) are recognized in earnings. This recognition generally will occur over periods of less than one year, except for the recognition of gain (loss) related to the net investment hedge. During the years ended December 31, 2007, 2006 and 2005, a pre-tax $0.9 million loss, a pre-tax $20.9 million gain and a pre-tax $3.9 million gain, respectively, were reclassified from accumulated other comprehensive income to the statement of operations. A pre-tax loss of $51.8 million is expected to be reclassified into earnings from other comprehensive income during 2008.
The notional amounts and fair values of these designated cash flow and net investment hedge financial instruments at December 31, 2007 and 2006 are shown below (in millions). The net carrying amount of the designated cash flow and net investment hedge financial instruments was a net liability of $53.3 million and $31.1 million at December 31, 2007 and 2006, respectively.

	2007		2006
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Cash flow hedges:
Interest rate swap	$9.0	$(0.5)	$9.0	$(0.4)
Commodity futures	297.7	(18.8)	217.6	(10.8)
Foreign currency forward exchange	380.5	(34.0)	152.0	(5.6)
Net investment hedges:
Cross currency and interest rate swap	—	—	150.0	(14.3)

		$(53.3)		$(31.1)

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
In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such item is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f).
As disclosed in the Company’s Form 10-K filed on March 1, 2007, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this process, management identified the following material weakness in the Company’s internal control over financial reporting as of December 31, 2006:
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
Remediation Activities
During 2007, the Company implemented the following steps to remediate this material weakness:

•	In February 2007, a significant portion of Silec’s financial systems were migrated to the Company’s existing European financial system. The remainder of Silec’s financial systems were migrated to independent systems, with appropriate controls in place, as of December 31, 2007.

•	To ensure successful transition to a formal control structure and to address the internal control implementation issues noted above, Silec added several resources with Sarbanes-Oxley compliance experience to its financial reporting function including a Chief Accountant, a Director of Cost Accounting, a Treasurer and an IT Director.
As a result of completing their final testing of internal control over financial reporting at Silec in the fiscal quarter ended December 31, 2007, management concluded as a result of the remediation activities noted above, that internal control over financial reporting was effective as of December 31, 2007.
Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include an assessment of certain elements of internal controls over financial reporting of PDIC acquired on October 31, 2007 and NSW acquired on April 30, 2007, which are included in the consolidated financial statements of the Company for the year ended December 31, 2007. Based upon due diligence procedures as well as actual experience since the acquisition, the Company believes that PDIC and NSW each have a control environment in place with appropriate documentation. This is partly the result of PDIC being a subsidiary of another publicly listed company subject to the Sarbanes-Oxley rules and regulations. In accordance with the Sarbanes Oxley rules and regulations, which allow for a one-year integration period, the Company will include PDIC and NSW in its risk assessment and testing program of internal controls in 2008. PDIC and NSW represent approximately 37% of total assets and 8% of total revenues, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007
Changes in Internal Control over Financial Reporting
There have been no other changes in the Company’s internal control over financial reporting, as such item is defined in Exchange Act Rules 13a — 15(f) and 15d — 15(f), during the fiscal quarter ended December 31, 2007, that have materially affected, or are reasonable likely to materially affect the Company’s internal control over financial reporting.
Deloitte & Touche LLP, an independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K, has issued an attestation report on Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
General Cable Corporation:
We have audited the internal control over financial reporting of General Cable Corporation and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Phelps Dodge International Corporation (“PDIC”), acquired on October 31, 2007, and Norddeutsche Seekabelwerke GmbH & Co. KG (“NSW”), acquired on April 30, 2007, and whose financial statements reflect aggregate total assets and revenues constituting 37% and 8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007. Accordingly, our audit did not include the internal control over financial reporting at PDIC and NSW. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated February 29, 2008 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of Financial Accounting Standards Board Statement No. 109” on January 1, 2007. Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R),” on December 31, 2006, and Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” on January 1, 2006.
DELOITTE & TOUCHE LLP
Cincinnati, Ohio
February 29, 2008

ITEM 9B. OTHER INFORMATION
None.
PART III.
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
See the information on the Company’s Executive Officers in Item 1 under the heading, “Executive Officers of the Registrant.” Except as set forth in Item 1, the additional information required by this item, including information on the Directors of the Company, is included in the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 2007, and is incorporated herein by reference.
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
On May 10, 2007, the Company submitted its Annual Chief Executive Officer Certification to the New York Stock Exchange as required by Section 303A.12 (a) of the New York Stock Exchange Listed Company Manual.
The Chief Executive Officer and Chief Financial Officer Certifications required under Section 302 of the Sarbanes-Oxley Act are filed as exhibits to the Company’s Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is included in the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 2007, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
A description of General Cable’s equity compensation plans is set forth in Note 15 of the Notes to Consolidated Financial Statements. The following table sets forth information about General Cable’s equity compensation plans as of December 31, 2007 (in thousands, except per share price):

			Number of securities
	Number of	Weighted-	remaining available for
	securities to be	average	future issuance under
	issued upon exercise	exercise price	equity compensation plans
	of outstanding	of outstanding	(excluding securities
	options (1)	options	reflected in first column)
Shareholder approved plans:
1997 Stock Incentive Plan(2)	422	$9.94	281
2005 Stock Incentive Plan	309	49.55	1,010
Non-shareholder approved plans:
2000 Stock Option Plan(2)	157	10.87	290

Total	888	$23.88	1,581

(1)	Excludes restricted stock of 1,708,406 shares awarded and outstanding from the 1997 Plan and restricted stock of 473,314 shares awarded and outstanding from the 2005 Plan through December 31, 2007.

(2)	No new awards were issued under these plans since May 10, 2005.
Other information required by this item is included in the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 2007, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this item is included in the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 2007, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is included in the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 2007, and is incorporated herein by reference.

PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
   (a) Documents filed as part of the Form 10-K:
1.	Consolidated Financial Statements are included in Part II, Item 8.

2.	Financial Statement Schedule filed herewith for 2007, 2006 and 2005:
II. Valuation and Qualifying Accounts Page 125

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

General Cable Corporation
Signed: February 29, 2008	By:	/s/ GREGORY B. KENNY
Gregory B. Kenny
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ GREGORY B. KENNY Gregory B. Kenny	President, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2008
/s/ ROBERT J. SIVERD Robert J. Siverd	Executive Vice President, General Counsel and Secretary	February 29, 2008
/s/ BRIAN J. ROBINSON Brian J. Robinson	Executive Vice President, Chief Financial Officer and Treasurer Officer and Treasurer (Principal Financial and Accounting Officer)	February 29, 2008
/s/ JOHN E. WELSH, III John E. Welsh, III	Non-executive Chairman and Director	February 29, 2008
/s/ GREGORY E. LAWTON Gregory E. Lawton	Director	February 29, 2008
/s/ CRAIG P. OMTVEDT Craig P. Omtvedt	Director	February 29, 2008
/s/ ROBERT L. SMIALEK Robert L. Smialek	Director	February 29, 2008

Exhibit Index

Exhibit
Number	Description
2.1	Share Purchase Agreement among Grupo General Cable Sistemas, S.A., Safran SA, and Sagem Communications, dated November 18, 2005 (incorporated by reference to exhibit 99.2 to the Form 8-K Current Report as filed on December 22, 2005).

2.2	Stock Purchase Agreement, dated as of September 12, 2007, by and among Freeport-McMoRan Copper & Gold Inc., Phelps Dodge Corporation, Phelps Dodge Industries, Inc., Habirshaw Cable and Wire Corporation and General Cable Corporation (incorporated by reference to Exhibit 2.1 to the form 8-K as filed on September 12, 2007).

2.2.1	Letter Agreement, dated October 29, 2007, to the Stock Purchase Agreement, dated as of September 12, 2007, by and among Freeport-McMoRan Cooper & Gold Inc., Phelps Dodge Corporation, Phelps Dodge Industries, Inc., Habirshaw Cable and Wire Corporation and General Cable Corporation. (incorporated by reference to Exhibit 10.109 of the Quarterly Report on Form 10-Q for the quarter ended September 28, 2007).

3.1	Amended and Restated Certificate of Incorporation of the Company was filed as Exhibit 3.1 to Post-Effective Amendment No. 1 to Form S-4 (File No. 333-143017). Note: The certificate was amended in May 2007.

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K as filed on July 25, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-22961) of the Company filed with the Securities and Exchange Commission on March 7, 1997, as amended (the “Initial S-1”).).

4.2	Certificate of Designations (incorporated by reference to Exhibit 4.1 to the Form 8-K filed December 12, 2003).

4.3	Indenture among the Company, certain guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed December 12, 2003).

4.4	Registration Rights Agreement among the Company and the Initial Purchasers relating to the Series A Redeemable Convertible Preferred Stock (incorporated by reference to Exhibit 4.3 to the Form 8-K filed December 12, 2003).

4.5	Registration Rights Agreement among the Company, certain guarantors and the Initial Purchasers relating to the Notes (incorporated by reference to Exhibit 4.4 to the Form 8-K filed December 12, 2003).

4.6	Indenture for the $315.0 million 0.875% Senior Convertible Notes Due 2013 dated November 9, 2006 (incorporated by reference to Exhibit 4.1 to the Form 8-K Current Report as filed on November 16, 2006).

4.7	Supplemental Indenture dated as of March 15, 2007, among the Company, certain guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K Current Report as filed on March 15, 2007).

4.8	Indenture dated as of March 21, 2007, among the Company, certain guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K Current Report as filed on March 21, 2007).

4.9	Indenture for the $475.0 million 1.00% Senior Convertible Notes Due 2012, dated October 2, 2007, by and among General Cable Corporation, the subsidiary guarantors named therein, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K as filed on October 2, 2007).

4.10	Registration Rights Agreement dated March 21, 2007, among the Company, certain guarantors and Goldman, Sachs & Co., as representative of the several purchasers named in Schedule I to the Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K Current Report as filed on March 21, 2007).

4.11	Registration Rights Agreement, dated as of October 2, 2007, by and among General Cable Corporation, the subsidiary guarantors named therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed October 2, 2007).

10.2**	General Cable Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Initial S-1).

10.2.1**	General Cable Corporation 1997 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1997).

10.2.2**	Form of Grant Agreement pursuant to the General Cable Corporation 1997 Stock Incentive Plan (incorporated by reference to exhibit 10.67 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarter ended October 1, 2004).

10.3**	General Cable Corporation 1998 Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1997).

10.4**	General Cable Corporation 2000 Stock Option Plan (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2000).

10.4.1**	General Cable Corporation 2000 Stock Option Plan, amended and restated as of July 30, 2002 (incorporated by reference to exhibit 10.55 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2002).

10.4.2**	Form of Grant Agreement pursuant to the General Cable Corporation 2000 Stock Option Plan (incorporated by reference to exhibit 10.68 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarter ended October 1, 2004).

Exhibit
Number	Description
10.5**	Employment Agreement dated May 13, 1997, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.6 to the Initial S-1).

10.5.1**	Amendment dated March 16, 1998 to Employment Agreement dated May 13, 1997, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1997).

10.5.2**	Change-in-Control Agreement dated May 13, 1997, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.10 to the Initial S-1).

10.5.3**	Employment Agreement dated October 18, 1999, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.5.4**	Change-in-Control Agreement dated October 18, 1999 between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.26 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.5.5**	Amended and Restated Employment Agreement dated April 28, 2000, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.34 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.5.6**	Amended and Restated Change-in-Control Agreement dated April 28, 2000 between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.38 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period end March 31, 2000).

10.5.7**	Amendment dated August 6, 2001, to Employment Agreement between Gregory B. Kenny and General Cable Corporation (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 2001).

10.5.8**	Amendment dated August 6, 2001, to Change-in-Control Agreement between Gregory B. Kenny and General Cable Corporation (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 2001).

10.5.9**	Amendment No. 2 dated July 11, 2003 to Employment Agreement dated April 28, 2000 between Gregory B. Kenny and the Company (incorporated by reference to exhibit 10.56 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended June 30, 2003).

10.5.10**	Assignment Agreement dated June 9, 2003 by Gregory B. Kenny to General Cable Corporation (incorporated by reference to exhibit 10.59 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2003).

10.5.11**	Salary Adjustment for Chief Executive Officer dated January 26, 2005 (incorporated by reference to exhibit 99 to the Form 8-K Current Report as filed on February 1, 2005).

10.5.12**	Salary Adjustment for Chief Executive Officer dated February 7, 2006 (incorporated by reference to the Form 8-K Current Report as filed on February 7, 2006).

10.5.13**	Gregory B. Kenny Amended and Restated Employment agreement termed Termination Agreement, dated December 19, 2007 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 18, 2007).

10.6**	Employment Agreement dated May 13, 1997, between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.10 to the Initial S-1).

10.6.1**	Change-in-Control Agreement dated May 13, 1997, between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.12 to the Initial S-1).

10.6.2**	Employment Agreement dated October 18, 1999, between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.6.3**	Change-in-Control Agreement dated October 18, 1999 between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.6.4**	Amended and Restated Employment Agreement dated April 28, 2000, between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.36 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.6.5**	Amended and Restated Change-in-Control Agreement dated April 28, 2000 between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.40 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.6.6**	Amendment No. 1 dated July 11, 2003 to Employment Agreement dated April 28, 2000 between Robert J. Siverd and the Company (incorporated by reference to exhibit 10.58 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended June 30, 2003).

10.6.7**	Assignment Agreement dated June 9, 2003 by Robert J. Siverd to General Cable Corporation (incorporated by reference to exhibit 10.61 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2003).

Exhibit
Number	Description
10.6.8**	Robert J. Siverd Amended and Restated Employment agreement termed Termination Agreement dated December 19, 2007 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on December 18, 2007).

10.7.**	Letter of understanding with Brian J. Robinson as Senior Vice President, Chief Financial Officer and Treasurer dated December 22, 2006 (incorporated by reference to exhibits 99.1 and 99.2 to the Form 8-K Current Report as filed on December 22, 2006).

10.7.1**	Brian J. Robinson Novation Agreement dated December 19, 2007 (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on December 18, 2007).

10.8**	General Cable Corporation Deferred Compensation Plan dated April 1, 1996 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1998).

10.8.1**	Amended and Restated General Cable Corporation Deferred Compensation Plan dated December 14, 1998 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1998).

10.8.2**	General Cable Corporation Deferred Compensation Plan (Amended and Restated Effective January 1, 2008) (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 15, 2007).

10.8.3**	Fourth Amendment to the General Cable Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Form 8-K as filed on June 27, 2007).

10.9	Credit Agreement between the Company, Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.9.1	Amendment dated October 8, 1999 to the Credit Agreement between the Company, Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.9.2	Second amendment dated March 9, 2000 to the Credit Agreement between the Company, Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Exhibit 10.32 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.9.3	Third amendment dated January 24, 2001 to the Credit Agreement between the Company, Chase Manhattan Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2000).

10.9.4	Amendment dated April 19, 2002 to the Credit Agreement between the Company, JP Morgan Chase Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2002).

10.9.5	Fifth Amendment dated October 11, 2002 to the Credit Agreement between the Company, JP Morgan Chase Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to Form 8-K filed on October 14, 2002).

10.9.6	Sixth Amendment dated December 26, 2002 to the Credit Agreement between the Company, JP Morgan Chase Bank, as Administrative Agent, and the lenders signatory thereto dated May 28, 1999 (incorporated by reference to exhibit 10.54 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2002).

10.10	Master Pooling and Servicing Agreement, dated as of May 9, 2001, among General Cable Capital Funding, Inc., General Cable Industries, Inc. and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2001).

10.10.1	Series 2001-1 Supplement to Master Pooling and Servicing Agreement, dated as of May 9, 2001, among General Cable Capital Funding, Inc., General Cable Industries, Inc. and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K of General Cable Corporation for year ended December 31, 2001).

10.10.2	Series VFC Supplement to Master Pooling and Servicing Agreement, dated as of May 9, 2001, among General Cable Capital Funding, Inc., General Cable Industries, Inc. and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2001).

10.10.3	First amendment dated December 21, 2001 to the Series 2001-1 Supplement to Master Pooling and Servicing Agreement dated as of May 9, 2001, (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2001).

10.11	Credit Agreement between the Company, Merrill Lynch Capital as Collateral and Syndication Agent, UBS AG as Administrative Agent and the lenders signatory thereto dated November 24, 2003 (incorporated by reference to exhibit 10.63 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2003).

Exhibit
Number	Description
10.11.1	First Amendment dated April 14, 2004, to the Credit Agreement between the Company, Merrill Lynch Capital as Collateral and Syndication Agent, UBS AG as Administrative Agent and the lenders signatory thereto dated November 24, 2003 (incorporated by reference to exhibit 10.66 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarter ended March 31, 2004).

10.11.2	Amended and restated Credit Agreement dated October 22, 2004, between the Company and Merrill Lynch Capital as collateral and syndication agent, UBS AG as Administrative Agent and the lenders signatory thereto (incorporated by reference to exhibit 10.69 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarter ended October 1, 2004).

10.11.3	First Amendment dated June 13, 2005 to the Amended and Restated Credit Agreement between the Company, Merrill Lynch Capital as Collateral and Syndication Agent, UBS AG as Administrative Agent and the lenders signatory thereto (incorporated by reference to exhibit 10.70 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarter ended July 1, 2005).

10.11.4	Second Amended and restated Credit Agreement dated November 23, 2005, between the Company and Merrill Lynch Capital as Collateral and Administrative Agent, National City Business Credit, Inc., as Syndication Agent and the lenders signatory thereto (incorporated by reference to exhibit 10.65 to the Annual Report on Form 10-K/A of General Cable Corporation for the year ended December 31, 2005).

10.11.5	First Amendment to the Second Amended and Restated Credit Agreement between the Company and Merrill Lynch Capital as Collateral and Administrative Agent, National City Business Credit, Inc., as Syndication Agent and the lenders signatory thereto (incorporated by reference to exhibit 10.90 of the Quarterly Report on Form 10-Q for the quarter ended September 29, 2006).

10.11.6	Second Amendment to the Second Amended and Restated Credit Agreement between the Company and Merrill Lynch Capital as Collateral and Administrative Agent, National City Business Credit, Inc., as Syndication Agent and the lenders signatory thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K Current Report as filed on March 6, 2007.

10.11.7	Third Amended and Restated Credit Agreement, dated October 31, 2007, by and among GCI, as Borrower, the Company and those certain other subsidiaries of the Company party thereto, as Guarantors, the Issuing Banks, the Lenders and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent for the Lenders, Collateral Agent and Security Trustee (incorporated by reference to Exhibit 10.1 to the Form 8-K as filed on November 1, 2007).

10.12	Master Agreement confirming the initiation of a $75.0 million cross currency and interest rate swap between General Cable Corporation and Merrill Lynch Capital Services, Inc., dated October 13, 2005 (incorporated by reference to exhibit 10.65 to the Annual Report on Form 10-K/A of General Cable Corporation for the year ended December 31, 2005).

10.12.1	Master Agreement confirming the initiation of a $75.0 million cross currency and interest rate swap between General Cable Corporation and Bank of America, N.A., dated October 13, 2005 (incorporated by reference to exhibit 10.65 to the Annual Report on Form 10-K/A of General Cable Corporation for the year ended December 31, 2005).

10.13	Form of Intercompany Agreement among Wassall PLC, Netherlands Cable V.B. and the Company (incorporated by reference to Exhibit 10.14 to the Initial S-1).

10.14	Stock Purchase Agreement dated May 13, 1997, among Wassall PLC, General Cable Industries Inc. and the Company (incorporated by reference to Exhibit 10.15 to the Initial S-1).

10.15**	BICCGeneral Supplemental Executive Retirement Plan dated December 15, 1999 (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1999).

10.16**	BICCGeneral Mid-Term Incentive Plan dated February 1, 2000 (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1999).

10.17	Share Purchase Agreement between General Cable Corporation and Pirelli Cavi e Sistemi S.p.A. dated February 9, 2000 (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1999).

10.18**	Amended and Restated Employment Agreement dated April 28, 2000, between Stephen Rabinowitz and the Company (incorporated by reference to Exhibit 10.33 to the Quarterly report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.19**	Term Sheet dated August 7, 2001, for Retirement and Termination of Employment Agreement dated October 18, 1999, as Amended, between General Cable Corporation and Stephen Rabinowitz (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 2001).

10.20	Asset Purchase Agreement between Southwire Company and General Cable Industries, Inc. and General Cable Corporation dated September 5, 2001 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period end September 30, 2001).

Exhibit
Number	Description
10.21	Receivables Sale Agreement, dated as of May 9, 2001, between General Cable Industries, Inc. and General Cable Capital Funding, Inc. (incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2001).

10.22	Trust Termination Agreement for General Cable 2001 Master Trust dated November 24, 2003 (incorporated by reference to exhibit 10.62 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2003).

10.23	Corporate Governance Principles and Guidelines dated January 2004 (incorporated by reference to exhibit 10.65 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2003).

10.24	Credit Agreement between Grupo General Cable Sistemas, S.A., and Banco de Sabadell, S.A., as Agent and Financial Institution, dated December 22, 2005 (incorporated by reference to exhibit 10.65 to the Annual Report on Form 10-K/A of General Cable Corporation for the year ended December 31, 2005.

10.25**	Director Compensation Program modification dated January 26, 2005 (incorporated by reference to exhibit 99 to the Form 8-K Current Report as filed on February 1, 2005).

10.26**	Salary Adjustment for Chief Financial Officer and for Executive Vice President, General Counsel and Secretary dated February 18, 2005 (incorporated by reference to exhibit 99 to the Form 8-K Current Report as filed on February 22, 2005).

10.27**	General Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to exhibit 10.1 to the Form 8-K Current Report as filed on May 16, 2005).

10.28**	Incentive Stock Option Agreement (incorporated by reference to exhibit 10.2 to the Form 8-K Current Report as filed on May 16, 2005).

10.29**	Nonqualified Stock Option Agreement (incorporated by reference to exhibit 10.3 to the Form 8-K Current Report as filed on May 16, 2005).

10.30**	Restricted Stock Agreement (incorporated by reference to exhibit 10.4 to the Form 8-K Current Report as filed on May 16, 2005).

10.31**	Stock Unit Agreement (incorporated by reference to exhibit 10.5 to the Form 8-K Current Report as filed on May 16, 2005).

10.32**	Salary Adjustment for Executive Vice President, General Counsel and Secretary dated February 23, 2006 (incorporated by reference to the Form 8-K Current Report as filed on February 23, 2006).

10.33**	Separation Agreement and General Release of Claims and Amendment to Separation Agreement and General Release of Claims between General Cable Corporation and its Chief Financial Officer dated May 30, 2006 (incorporated by reference to exhibit 99.1 to the Form 8-K Current Report as filed on June 2, 2006).

10.34	Agreement for Convertible Note Hedges dated November 9, 2006, between the Company and Merrill Lynch, Pierce, Fenner & Smith Inc. (incorporated by reference to exhibit 10.1 to the Form 8-K as filed on November 16, 2006).

10.35	Agreement for Convertible Note Hedges dated November 9, 2006 between the Company and Credit Suisse Securities (USA) LLC (incorporated by reference to exhibit 10.2 to the Form 8-K as filed on November 16, 2006).

10.36	Agreement for Convertible Note Hedges dated November 9, 2006 between the Company and Wachovia (incorporated by reference to exhibit 10.3 to the Form 8-K as filed on November 16, 2006).

10.37	Agreement for Warrant Transactions dated November 9, 2006 between the Company and Merrill Lynch, Pierce, Fenner & Smith Inc. (incorporated by reference to exhibit 10.4 to the Form 8-K as filed on November 16, 2006).

10.38	Agreement for Warrant Transactions dated November 9, 2006 between the Company and Credit Suisse Securities (USA) LLC (incorporated by reference to exhibit 10.5 to the Form 8-K as filed on November 16, 2006).

10.39	Agreement for Warrant Transactions dated November 9, 2006 between the Company and Wachovia (incorporated by reference to exhibit 10.6 to the Form 8-K as filed on November 16, 2006).

10.40	Agreement for Convertible Note Hedges dated November 15, 2006 between the Company and Merrill Lynch, Pierce, Fenner & Smith Inc. (incorporated by reference to exhibit 10.7 to the Form 8-K as filed on November 16, 2006).

10.41	Agreement for Convertible Note Hedges dated November 15, 2006 between the Company and Credit Suisse Securities (USA) LLC (incorporated by reference to exhibit 10.8 to the Form 8-K as filed on November 16, 2006).

10.42	Agreement for Convertible Note Hedges dated November 15, 2006 between the Company and Wachovia (incorporated by reference to exhibit 10.9 to the Form 8-K as filed on November 16, 2006).

10.43	Agreement for Warrant Transactions dated November 15, 2006 between the Company and Merrill Lynch, Pierce, Fenner & Smith Inc. (incorporated by reference to exhibit 10.10 to the Form 8-K as filed on November 16, 2006).

10.44	Agreement for Warrant Transactions dated November 15, 2006 between the Company and Credit Suisse Securities (USA) LLC (incorporated by reference to exhibit 10.11 to the Form 8-K as filed on November 16, 2006).

10.45	Agreement for Warrant Transactions dated November 15, 2006 between the Company and Wachovia (incorporated by reference to exhibit 10.12 to the Form 8-K as filed on November 16, 2006).

10.46**	Salary Adjustment for President and Chief Executive Officer and Executive Vice President, General Counsel and Secretary dated February 14, 2007 (incorporated by reference to the Form 8-K Current Report as filed on February 16, 2007).

Exhibit
Number	Description
10.47	Purchase Agreement dated as of March 15, 2007, among the Company, certain guarantors and Goldman, Sachs & Co., as representative of the several purchasers named in Schedule I to the Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K Current Report as filed on March 21, 2007).

10.48**	Amendment to the Supplemental Executive Retirement Plan of General Cable Corporation (incorporated by reference to Exhibit 10.1 to the Form 8-K as filed on June 27, 2007).

10.49**	General Cable Corporation Executive Officer Severance Benefit Plan effective January 1, 2008 (Incorporated by reference to Exhibit 10.4 to Form 8-K filed on December 18, 2007).

12.1	Computation of Ratio of Earnings to Fixed Charges.

14.0	Code of Business Conduct and Ethics — available on the Company’s website at www.generalcable.com

21.1	List of Subsidiaries of General Cable.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d) — 14.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d) — 14.

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
General Cable Corporation:
We have audited the accompanying consolidated balance sheets of General Cable Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Cable Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 2, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of Financial Accounting Standards Board Statement No. 109.” Also, the Company adopted the recognition and related disclosure provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R),” on December 31, 2006, and Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” on January 1, 2006.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
Cincinnati, Ohio
February 29, 2008

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(in millions, except per share data)

	Year Ended December 31,
	2007	2006	2005
Net sales	$4,614.8	$3,665.1	$2,380.8
Cost of sales	3,952.1	3,194.1	2,110.1

Gross profit	662.7	471.0	270.7
Selling, general and administrative expenses	296.6	235.1	172.2

Operating income	366.1	235.9	98.5
Other expense	(3.4)	(0.1)	(0.5)

Interest income (expense):
Interest expense	(48.4)	(40.0)	(39.9)
Interest income	18.8	4.4	2.9
Loss on extinguishment of debt	(25.3)	—	—

	(54.9)	(35.6)	(37.0)

Income from continuing operations before income taxes	307.8	200.2	61.0
Income tax provision	(99.4)	(64.9)	(21.8)
Minority interest in consolidated subsidiaries	(0.2)	—	—
Equity in net earnings of affiliated companies	0.4	—	—

Net income	208.6	135.3	39.2

Less: preferred stock dividends	(0.3)	(0.3)	(22.0)

Net income applicable to common shareholders	$208.3	$135.0	$17.2

EPS
Earnings per common share-basic	$4.07	$2.70	$0.42

Weighted average common shares-basic	51.2	50.0	41.1

Earnings per common share-assuming dilution	$3.82	$2.60	$0.41

Weighted average common shares-assuming dilution	54.6	52.0	41.9

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except share data)

	December 31,
	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$325.7	$310.5
Receivables, net of allowances of $17.9 million in 2007 and $10.0 million in 2006	1,121.4	723.7
Inventories	928.8	563.1
Deferred income taxes	140.3	104.1
Prepaid expenses and other	61.4	32.9

Total current assets	2,577.6	1,734.3

Property, plant and equipment, net	738.8	416.7
Deferred income taxes	42.6	28.8
Goodwill	116.1	—
Intangible assets, net	236.7	1.7
Unconsolidated affiliated companies	29.5	—
Other non-current assets	56.7	37.2

Total assets	$3,798.0	$2,218.7

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$937.3	$655.4
Accrued liabilities	427.3	284.3
Current portion of long-term debt	500.9	55.5

Total current liabilities	1,865.5	995.2

Long-term debt	897.9	685.1
Deferred income taxes	118.5	13.2
Other liabilities	190.0	90.8

Total liabilities	3,071.9	1,784.3

Commitments and Contingencies
Minority interest in consolidated subsidiaries	74.8	—

Shareholders’ Equity:
Redeemable convertible preferred stock, at redemption value (liquidation preference of $50.00 per share):
2007 — 101,940 shares outstanding
2006 — 101,949 shares outstanding	5.1	5.1
Common stock, $0.01 par value, issued and outstanding shares:
2007 — 52,430,149 (net of 5,121,841 treasury shares)
2006 — 52,002,052 (net of 4,999,035 treasury shares)	0.6	0.6
Additional paid-in capital	268.0	245.5
Treasury stock	(60.3)	(53.0)
Retained earnings	428.3	238.8
Accumulated other comprehensive income (loss)	9.6	(2.6)

Total shareholders’ equity	651.3	434.4

Total liabilities and shareholders’ equity	$3,798.0	$2,218.7

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2007	2006	2005
Cash flows of operating activities:
Net income	$208.6	$135.3	$39.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63.5	50.9	51.0
Foreign currency exchange loss	3.4	0.1	0.5
Loss on extinguishment of debt	25.3	—	—
Deferred income taxes	(11.6)	4.7	(3.9)
Excess tax benefits from stock-based compensation	(11.1)	(19.0)	—
Loss on disposal of property and businesses	8.8	2.5	2.1
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Increase in receivables	(6.5)	(94.7)	(83.1)
Increase in inventories	(13.5)	(142.4)	(6.6)
(Increase) decrease in other assets	(1.4)	0.5	7.2
Increase (decrease) in accounts payable, accrued and other liabilities	(33.8)	156.1	114.6

Net cash flows of operating activities	231.7	94.0	121.0

Cash flows of investing activities:
Capital expenditures	(153.6)	(71.1)	(42.6)
Proceeds from properties sold	1.1	0.8	3.0
Proceeds from acquisition including cash acquired	28.0	—	—
Acquisitions, net of cash acquired	(634.8)	(26.9)	(92.6)
Other, net	(0.5)	1.4	1.7

Net cash flows of investing activities	(759.8)	(95.8)	(130.5)

Cash flows of financing activities:
Preferred stock dividends paid	(0.3)	(0.3)	(22.0)
Settlement of net investment hedge	(30.5)
Excess tax benefits from stock-based compensation	11.1	19.0	—
Proceeds from revolving credit borrowings	100.0	264.1	327.1
Repayments of revolving credit borrowings	(40.0)	(379.2)	(290.6)
Proceeds (repayment) of other debt	7.3	6.9	35.4
Issuance of long-term debt	800.0	355.0	—
Payment of deferred financing fees	(19.0)	(9.4)	—
Settlement of long-term debt including fees and expenses	(305.5)	—	—
Purchase of note hedges	—	(124.5)	—
Proceeds from issuance of warrants	—	80.4	—
Proceeds from exercise of stock options	5.0	22.7	2.6

Net cash flows of financing activities	528.1	234.7	52.5

Effect of exchange rate changes on cash and cash equivalents	15.2	5.4	(7.2)

Increase in cash and cash equivalents	15.2	238.3	35.8
Cash and cash equivalents — beginning of period	310.5	72.2	36.4

Cash and cash equivalents — end of period	$325.7	$310.5	$72.2

Supplemental Information
Cash paid (received) during the period for:
Income tax payments, net of (refunds)	$98.8	$46.3	$15.9

Interest paid	$51.7	$36.7	$36.9

Non-cash investing and financing activities:
Issuance of nonvested shares	$10.5	$6.4	$3.6

Entrance into capital leases	$0.1	$0.1	$5.7

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(dollars in millions, share amounts in thousands)

								Accumulated
	Preferred		Common		Add’l			Other	Other
	Stock		Stock		Paid in	Treasury	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Income/(Loss)	Equity	Total
Balance, December 31, 2004	2,070	$103.5	39,336	$0.4	$144.1	$(51.0)	$86.4	$22.4	$(4.4)	$301.4
Comprehensive income:
Net income							39.2			39.2
Foreign currency translation adj.								(27.3)		(27.3)
Pension adjustments, net of $5.3 million tax benefit								(9.9)		(9.9)
Unrealized investment gain								1.0		1.0
Gain on change in fair value of financial instruments, net of $4.2 million tax expense								6.6		6.6

Comprehensive income										9.6
Preferred stock dividend							(22.0)			(22.0)
Inducement of preferred stock	(1,940)	(97.0)	9,696	0.1	96.9					—
Amortization of nonvested stock & other									1.7	1.7
Repayment of loans from shareholders			(83)		(1.2)	(1.2)			1.6	(0.8)
Exercise of stock options			251		2.6					2.6
Issuance of nonvested shares			294		3.6				(3.6)	—
Other	—	—	26	—	0.3	—	0.2	0.4	(0.1)	0.8

Balance, December 31, 2005	130	$6.5	49,520	$0.5	$246.3	$(52.2)	$103.8	$(6.8)	$(4.8)	$293.3
Comprehensive income:
Net income							135.3			135.3
Foreign currency translation adj.								30.6		30.6
Pension adjustments, net of $3.5 million tax expense								6.4		6.4
Unrealized investment gain								2.9		2.9
Loss on change in fair value of financial instruments, net of $16.7 million tax benefit								(28.7)		(28.7)

Comprehensive income										146.5
Adoption of SFAS 158, net of $3.8 million tax benefit								(7.0)		(7.0)
Preferred stock dividend							(0.3)			(0.3)
Note hedge transaction					(124.5)					(124.5)
Issuance of warrants					80.4					80.4
Reclass of unearned stock compensation					(4.8)				4.8	—
Issuance of nonvested shares			213							—
Stock option and RSU expense					1.1					1.1
Exercise of stock options			2,120	0.1	22.6					22.7
Treasury shares related to nonvested stock vesting			(30)			(0.8)				(0.8)
Amortization of nonvested shares					3.8					3.8
Excess tax benefits from stock-based compensation					19.0					19.0
Conversion of preferred stock	(28)	(1.4)	140		1.4					—
Other	—	—	39	—	0.2	—	—	—	—	0.2

Balance, December 31, 2006	102	$5.1	52,002	$0.6	$245.5	$(53.0)	$238.8	$(2.6)	$—	$434.4
Comprehensive income:
Net income							208.6			208.6
Foreign currency translation adj.								51.3		51.3
Defined benefit plans adjustments, net of $0.1 million tax expense								4.8		4.8
Unrealized investment gain, net of $0.3 million tax expense								0.8		0.8
Loss on change in fair value of financial instruments, net of $16.5 million tax benefit								(44.6)		(44.6)

Comprehensive income										220.9
Preferred stock dividend							(0.3)			(0.3)
Issuance of nonvested shares			143
Stock option and RSU expense					2.5					2.5
Exercise of stock options			405		5.0					5.0
Treasury shares related to nonvested stock vesting			(83)			(4.3)				(4.3)
Amortization of nonvested shares					3.8					3.8
Excess tax benefits from stock-based compensation					11.1					11.0
Fin 48 adoption							(18.8)			(18.8)
Other			(37)		0.1	(3.0)		(0.1)		(2.9)

Balance, December 31, 2007	102	$5.1	52,430	$0.6	$268.0	$(60.3)	$428.3	$9.6	$—	$651.3

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1. General
General Cable Corporation and Subsidiaries (General Cable) is a leading global developer, designer, manufacturer, marketer and distributor in the wire and cable industry. The Company sells copper, aluminum and fiber optic wire and cable products worldwide. The Company’s operations are divided into three main reportable segments: North America, Europe and North Africa and ROW which consists of operations in Latin America, Sub-Saharan Africa, Middle East and Asia Pacific. As of December 31, 2007, General Cable operated 45 manufacturing facilities, which includes 3 facilities in which the Company has an equity investment, in 22 countries with regional distribution centers around the world in addition to the corporate headquarters in Highland Heights, Kentucky.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The Company’s consolidated financial statements include the accounts of wholly-owned subsidiaries, majority-owned controlled subsidiaries and variable interest entities where the Company is the primary beneficiary. The Company records its investment in each unconsolidated affiliated company (generally 20-50 percent ownership in which it has the ability to exercise significant influence) at its respective equity in net assets. Other investments (less than 20 percent ownership) are recorded at cost. All intercompany transactions and balances among the consolidated companies have been eliminated.
Use of Estimates
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on historical experience and information that is available to management about current events and actions the Company may take in the future. Significant items subject to estimates and assumptions include valuation allowances for sales incentives, accounts receivable, inventory and deferred income taxes; legal, environmental, asbestos, tax contingency, warranty and customer reel deposit liabilities; assets and obligations related to pension and other postretirement benefits; business combination accounting and related purchase accounting valuations; financial instruments; and self-insured workers’ compensation and health insurance reserves. There can be no assurance that actual results will not differ from these estimates.
Revenue Recognition
The majority of the Company’s revenue is recognized when goods are shipped to the customer, title and risk of loss are transferred, pricing is fixed and determinable and collectibility is reasonably assured. Most revenue transactions represent sales of inventory. A provision for payment discounts, product returns, warranty and customer rebates is estimated based upon historical experience and other relevant factors and is recorded within the same period that the revenue is recognized. The Company has a portion of long-term product installation contract revenue that is recognized based on the percentage-of-completion method generally based on the cost-to-cost method if there are reasonably reliable estimates of total revenue, total cost, and the extent of progress toward completion; and there is an enforceable agreement between parties who can fulfill their contractual obligations. The Company reviews contract price and cost estimates periodically as the work progresses and reflects adjustments proportionate to the percentage-of-completion to income in the period when those estimates are revised. For these contracts, if a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined. The Company also has a few projects with multiple deliverables. Based on the guidance in EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” the multiple deliverables in these revenue arrangements are divided into separate units of accounting because (i) the delivered item(s) have value to the customer on a stand-alone basis; (ii) there is objective and reliable evidence of the fair value of the undelivered item(s); and (iii) to the extent that a right of return exists relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. Revenue arrangements of this type are generally contracts where the Company is hired to both produce and install a certain product. In these arrangements, the majority of the customer acceptance provisions do not require complete product delivery and installation for the amount related to the production of the item(s) to be recognized as revenue, but the requirement of successful installation does exist for the amount related to the installation to be recognized as revenue. Therefore, based on these facts and other considerations such as the short-term nature of the contracts and the existence of a separate service component for installation, revenue is recognized for the product upon delivery to the customer but revenue on installation is not recognized until the installation is complete.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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
The adoption of SFAS 123(R)’s fair value method in 2006 lowered pre-tax income by $1.1 million, lowered net income by $0.7 million, and lowered basic and diluted earnings per share by $0.01 per share, giving effect to the recognition of the Company’s compensation cost from stock options. The Company also recognized approximately $19.0 million of excess tax benefits on stock-based compensation in its Consolidated Statements of Cash Flows as a financing cash inflow that would have been classified as an operating cash inflow prior to the adoption of SFAS 123(R). Information on General Cable’s equity compensation plans and additional information on compensation costs from stock-based compensation are described in Note 14.
The following table illustrates the pro forma effect on net income and earnings per share for 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in millions, except per share data).

Year Ended
December 31,
2005
Net income as reported	$39.2
Less: Preferred stock dividends on convertible stock	(0.4)
Preferred stock dividends on converted stock	(5.3)
Inducement payment and offering costs	(16.3)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.9)

Pro forma net income for basic EPS computation	$16.3

Net income as reported	$39.2
Less: Preferred stock dividends on convertible stock, if applicable	(0.4)
Preferred stock dividends on converted stock, if applicable	(5.3)
Inducement payment and offering costs, if applicable	(16.3)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.9)

Pro forma net income for diluted EPS computation	$16.3

Earnings per share:
Basic — as reported	$0.42
Basic — pro forma	$0.40

Diluted — as reported	$0.41
Diluted — pro forma	$0.39

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Earnings Per Share
Earnings per common share-basic is determined by dividing net income applicable to common shareholders by the weighted average number of common shares-basic outstanding. Earnings per common share-assuming dilution is computed based on the weighted average number of common shares-assuming dilution outstanding which gives effect (when dilutive) to stock options, other stock-based awards, the assumed conversion of the Company’s preferred stock, 1.00% Senior Convertible Notes and 0.875% Convertible Notes, if applicable, and other potentially dilutive securities. See further discussion in Note 16.
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
Business Combination Accounting
Acquisitions entered into by the Company are accounted for using the purchase method of accounting. The purchase method requires management to make significant estimates. Management must determine the cost of the acquired entity based on the fair value of the consideration paid or the fair value of the net assets acquired, whichever is more clearly evident. The cost is then allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. In addition, management must identify and estimate the fair values of intangible assets that should be recognized as assets apart from goodwill as well as the fair value of tangible property, plant and equipment and intangible assets acquired.
Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.
Inventories
General Cable values all of its North American inventories and all of its non-North American metal inventories using the last-in first-out (LIFO) method and all remaining inventories using the first-in first-out (FIFO) method. Inventories are stated at the lower of cost or market value. The Company determines whether a lower of cost or market provision is required on a quarterly basis by computing whether inventory on hand, on a LIFO basis, can be sold at a profit based upon current selling prices less variable selling costs. In the event that provisions are required in some future period, the Company will determine the amount of the provision by writing down the value of the inventory to the level of current selling prices less variable selling costs.
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
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Costs assigned to property, plant and equipment relating to acquisitions are based on estimated fair values at the acquired date. Depreciation is provided using the straight-line method over the estimated useful lives of the assets: new buildings, from 15 to 50 years; and machinery, equipment and office furnishings, from 2 to 15 years. Leasehold improvements are depreciated over the life of the lease unless acquired in a business combination, in which case the leasehold improvements are depreciated over the shorter of the useful life of the assets or a term that includes the reasonably assured life of the lease. The Company’s manufacturing facilities perform major maintenance activities during planned shutdown periods which traditionally occur in July and December, and costs related to major maintenance activities are expensed as incurred.
The Company periodically evaluates the recoverability of the carrying amount of long-lived assets (including property, plant and equipment and intangible assets with determinable lives) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates events or changes in circumstances based mostly on actual historical operating results, but business plans, forecasts, general and industry trends and anticipated cash flows are also considered. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
asset exceeds its fair value and are recognized in earnings. The Company also continually evaluates the estimated useful lives of all long-lived assets and, when warranted, revises such estimates based on current events. (see Note 9)
Goodwill and Intangible Assets
Goodwill and intangible assets with indefinite useful lives are not amortized, but are reviewed at least annually for impairment. If the carrying amount of goodwill or an intangible asset with an indefinite life exceeds its fair value, an impairment loss is recognized in the amount equal to the excess. There was $116.1 million in goodwill and $132.9 million in intangible assets with indefinite lives on the Company’s balance sheet at December 31, 2007. There was no goodwill and approximately $0.5 intangible assets with indefinite lives on the Company’s balance sheet at December 31, 2006.
Intangible assets that are not deemed to have an indefinite life, principally customer relationships, are amortized over their useful lives based on the historical customer attrition rate. There was $103.8 million and $1.2 million in net intangible assets on the Company’s balance sheet as of December 31, 2007 and 2006, respectively. Amortization expense of $2.5 million and $0.1 million was recognized in 2007 and 2006, respectively.
Fair Value of Financial Instruments
Financial instruments are defined as cash or contracts relating to the receipt, delivery or exchange of financial instruments. Except as otherwise noted, fair value approximates the carrying value of such instruments.
Forward Pricing Agreements for Purchases of Copper and Aluminum
In the normal course of business, General Cable enters into forward pricing agreements for purchases of copper and aluminum to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption of SFAS No. 133 because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At December 31, 2007 and 2006, General Cable had $90.1 million and $165.4 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. The fair market value of the forward pricing agreements was $86.1 million and $155.3 million at December 31, 2007 and 2006, respectively. General Cable expects to recover the cost of copper and aluminum under these agreements as a result of firm sales price commitments with customers.
Pension Plans
General Cable provides retirement benefits through contributory and non-contributory qualified and non-qualified defined benefit pension plans covering eligible domestic and international employees as well as through defined contribution plans and other postretirement benefits. Benefits under General Cable’s qualified U.S. defined benefit pension plan generally are based on years of service multiplied by a specific fixed dollar amount, and benefits under the Company’s qualified non-U.S. defined benefit pension plans generally are based on years of service and a variety of other factors that can include a specific fixed dollar amount or a percentage of either current salary or average salary over a specific period of time. The amounts funded for any plan year for the qualified U.S. defined benefit pension plan are neither less than the minimum required under federal law nor more than the maximum amount deductible for federal income tax purposes. General Cable’s non-qualified unfunded U.S. defined benefit pension plans include a plan that provides defined benefits to select senior management employees beyond those benefits provided by other programs. The Company’s non-qualified unfunded non-U.S. defined benefit pension plans include plans that provide retirement indemnities to employees within the Company’s European business. Pension obligations for the non-qualified unfunded defined benefit pension plans are provided for by book reserves and are based on local practices and regulations of the respective countries. General Cable makes cash contributions for the costs of the non-qualified unfunded defined benefit pension plans as the benefits are paid.
On June 27, 2007, the Board of Directors of the Company approved amendments to the General Cable Supplemental Executive Retirement Plan (“SERP”) and the General Cable Corporation Deferred Compensation Plan (“DCP”) and the merger of the SERP into the DCP. The Company received written acknowledgement and acceptance of the SERP amendments and merger from each participant in the SERP. The amendments and merger were made in order to simplify, limit and better align these specific compensation plans with the Company’s compensation policies.
As of December 31, 2006, the Company adopted the recognition provisions of SFAS No. 158 and initially applied them to the funded status of its defined benefit pension plans and postretirement benefits other than pensions. This statement required the Company to recognize an asset or liability for the underfunded status of its defined benefit pension plans and

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
postretirement benefits other than pensions in its Consolidated Balance Sheet for the year ended December 31, 2006. The initial recognition of the funded status of its defined benefit pension plans and postretirement benefits other than pensions resulted in a decrease in Shareholders’ Equity of $7.0 million, which was net of a tax benefit of $3.8 million. In accordance with SFAS No. 158, the Company’s 2005 accounting and related disclosures were not affected by the adoption of the new standard.
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
See Note 13 for further information regarding the Company’s employee benefit plans.
Self-insurance
The Company is self-insured for certain employee medical benefits, workers’ compensation benefits, environmental and asbestos-related issues. The Company purchased stop-loss coverage in order to limit its exposure to any significant level of employee medical and workers’ compensation claims in 2007 and 2006. Certain insurers are also partly responsible for coverage on many of the asbestos-related issues (see Note 18 for information relating to the release of one of these insurers during 2006). Self-insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred using the Company’s historical claims experience. In 2007, the Company’s workers’ compensation reserve was based on a discount rate of 5.0% which is not significantly different from the risk free interest rate as of December 31, 2007.
Concentration of Labor Subject to Collective Bargaining Agreements
At December 31, 2007, approximately 11,800 persons were employed by General Cable, and collective bargaining agreements covered approximately 6,900 employees, or 58% of total employees, at various locations around the world. During the five calendar years ended December 31, 2007, the Company experienced two strikes in North America both of which were settled on satisfactory terms. There were no other major strikes at any of the Company’s facilities during the five years ended December 31, 2007. In the United States, Canada, Venezuela, Brazil and Zambia union contracts will expire at four facilities in 2008 and six facilities in 2009 representing approximately 5.5% and 10.5%, respectively, of total employees as of December 31, 2007. The Company believes it will successfully renegotiate these contracts as they come due. For countries not specifically discussed above, labor agreements are generally negotiated on an annual or bi-annual basis.
Concentration of Credit Risk
General Cable sells a broad range of products globally. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers, including members of buying groups, composing General Cable’s customer base. General Cable customers generally receive a 30 to 60 day payment period on purchases from the Company, with certain exception in European markets. Certain automotive aftermarket customers of the Company receive payment terms ranging from 60 days to 199 days, which is common in this particular market. Ongoing credit evaluations of customers’ financial condition are performed, and generally, no collateral is required. General Cable maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s estimates. Certain subsidiaries also maintain credit insurance for certain customer balances. Bad debt expense associated with uncollectible accounts for the years ended December 31, 2007, 2006 and 2005 was $9.7 million, $2.2 million and $0.4 million, respectively.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Income Taxes
The Company provides for income taxes on all transactions that have been recognized in the Consolidated Financial Statements in accordance with SFAS No. 109. Under SFAS 109, deferred tax assets and liabilities are determined based on the differences between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
The Company records a valuation allowance to reduce deferred tax assets to the amount that it believes is more likely than not to be realized. The valuation of the deferred tax asset is dependent on, among other things, the ability of the Company to generate a sufficient level of future taxable income. In estimating future taxable income, the Company has considered both positive and negative evidence, such as historical and forecasted results of operations, including prior losses, and has considered the implementation of prudent and feasible tax planning strategies. At December 31, 2007, the Company had recorded a net deferred tax asset of $59.6 million ($135.5 million current deferred tax asset less $75.9 million long term deferred tax liability). The Company has and will continue to review on a quarterly basis its assumptions and tax planning strategies, and, if the amount of the estimated realizable net deferred tax asset is less than the amount currently on the balance sheet, the Company would reduce its deferred tax asset, recognizing a non-cash charge against reported earnings. Likewise, if the Company determines that a valuation allowance against a deferred tax asset is no longer appropriate, the adjustment to the valuation allowance would reduce income tax expense. In 2007 and 2006, the Company determined that improved business performance, expectations of future profitability, and other relevant factors constituted sufficient positive evidence to recognize certain foreign and state deferred tax assets. Accordingly, the Company released certain valuation allowances and recognized income tax benefits of approximately $12.2 million in 2007 and $6.3 million in 2006.
In July 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” was issued. This Interpretation clarifies accounting for uncertain tax positions in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. This Interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of Interpretation 48 decreased shareholders’ equity as of January 1, 2007 by approximately $18.8 million. See Note 12 for additional information.
The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included within the related tax liability line item in the consolidated balance sheet.
In December 2007, the FASB issued Statement No. 141R, Business Combinations. Statement No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Statement No. 141R is effective for financial statements issued for fiscal years beginning after December 31, 2008. Accordingly, any business combination the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects Statement No. 141R will have an impact on the Company’s consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions consummated after the effective date. $2.6 million of the $57.8 million liability for unrecognized tax benefits as of December 31, 2007 relate to tax positions of acquired entities taken prior to their acquisition by the Company for which the reversal of any such liability prior to the adoption of SFAS 141R will affect goodwill. If such liabilities reverse subsequent to the adoption of Statement 141R, such reversals will affect the income tax provision in the period of the reversal.
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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
Foreign currency and commodity contracts that are designated as and qualify as cash flow hedges are used to hedge future sales and purchase commitments. Interest rate swaps that are also designated as and qualify as cash flow hedges are used to achieve a targeted mix of floating rate and fixed rate debt. The Company’s U.S. dollar to Euro cross currency and interest rate swap, which expired on November 15, 2007, was designated as and qualified as a net investment hedge of the Company’s net investment in its European operations and was used to hedge the effects of the changes in spot exchange rates on the value of the net investment. The swap was marked-to-market quarterly using the “spot method” to measure the amount of hedge ineffectiveness. Changes in the fair value of the swap as they relate to spot exchange rates were recorded as other comprehensive income (loss) whereas changes in the fair value of the swap as they relate to the interest rate differential and the change in interest rate differential since the last marked-to-market date were recognized currently in earnings for the period.
Unrealized gains and losses on the designated cash flow and net investment hedge financial instruments identified above are recorded in other comprehensive income (loss) until the underlying transaction occurs and is recorded in the statement of operations at which point such amounts included in other comprehensive income (loss) are recognized in earnings. This recognition generally will occur over periods of less than one year, except for the recognition of gain (loss) related to the net investment hedge. At the maturity date, November 15, 2007, the Company paid approximately $30.5 million to settle the net investment hedge. The unrealized loss recognized in other comprehensive income (loss) may be recorded in the statement of operations if the Company divests of its European operations.
Shipping and Handling Costs
All shipping and handling amounts billed to a customer in a sales transaction are classified as revenue. Shipping and handling costs associated with storage and handling of finished goods and storage and handling of shipments to customers are included in cost of sales and totaled $191.7 million, $102.7 million and $75.8 million, for the years ended December 31, 2007, 2006 and 2005, respectively.
Advertising Expense
Advertising expense consists of expenses relating to promoting the Company’s products, including trade shows, catalogs, and e-commerce promotions, and is charged to expense when incurred. Advertising expense was $16.9 million, $8.2 million and $6.4 million in 2007, 2006 and 2005, respectively.
New Accounting Standards
In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations, and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Statement No. 141 (revised 2007) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. Statement No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported at fair value as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The Statements are effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS No. 160 and 141(R) on its consolidated financial position, results of operations and cash flows.
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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
In September 2006, SFAS No. 157, Fair Value Measurements, was issued. This statement provides a new definition of fair value that serves to replace and unify old fair value definitions so that consistency on the definition is achieved, and the definition provided acts as a modification of the current accounting presumption that a transaction price of an asset or liability equals its initial fair value. The statement also provides a fair value hierarchy used to classify source information used in fair value measurements that places higher importance on market based sources. New disclosures of assets and liabilities measured at fair value based on their level in the fair value hierarchy are required by this statement. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Two FASB Staff Positions on SFAS No. 157 were subsequently issued. On February 12, 2007, FSP No. 157-2 delayed the effective date of this SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. This FSP is effective for fiscal years beginning after November 15, 2008. On February 14, 2007, FSP No. 157-1 excluded FASB No. 13 Accounting for Leases and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FASB No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, Business Combinations or FASB No. 141R, Business Combinations. This FSP is effective upon initial adoption of SFAS no. 157. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial position, results of operations and cash flows.
3. Acquisitions and Divestitures
On October 31, 2007, the Company acquired Phelps Dodge International (PDIC), with operations principally located in Latin America, sub-Saharan Africa and Southeast Asia. PDIC has manufacturing, distribution and sales facilities in 19 countries and nearly 3,000 employees. With more than 50 years of experience in the wire and cable industry, PDIC manufactures a full range of electric utility, electrical infrastructure, construction and communication products. The Company paid approximately $707.6 million in cash to the sellers in consideration for PDIC and $8.5 million in fees and expenses related to the acquisition. In 2006, the last full year before the acquisition, PDIC reported global net sales of approximately $1,168.4 million (based on average exchange rates).
The following table represents a preliminary purchase price allocation based on the estimated fair values, or other measurements as applicable, of the assets acquired and the liabilities assumed as well as the purchase of additional minority interest, in millions:

October 31, 2007
Cash	$99.6
Accounts receivable	299.7
Inventories	288.8
Property, plant and equipment	190.3
Intangible assets	237.4
Goodwill	116.1

Other current and noncurrent assets	72.2

Total assets	$1,304.1

Current liabilities	$395.6
Other liabilities	117.0

Total liabilities	$512.6

Minority Interest	$68.3

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The Company has not yet finalized portions of the purchase price allocation, which is dependant on, among other things, the finalization of asset and liability valuations and the related tax impact. Any final adjustment may change the allocation of purchase price, which could impact the fair value assigned to assets and liabilities, including changes to goodwill and the amortization of tangible and identifiable intangible assets. Once the valuations are finalized the allocation of purchase price and its impact on the results of operations may differ materially from the amounts included herein. These valuations are expected to be completed by October 2008. The amount of goodwill recognized for the purchase of PDIC represents the excess of the fair value of identified intangible assets and tangible net assets that is partly attributable to PDIC’s 50 plus years of experience in the wire and cable industry, its full range of product offerings and its presence in strategic locations around the world. Further, a certain amount of goodwill may be tax deductible in various tax jurisdictions in future periods depending on the Company making certain tax elections or taking other relevant actions.
The following table presents, in millions, actual consolidated results of operations for the Company for the year ended December 31, 2007, including the operations of PDIC, and presents the unaudited pro forma consolidated results of operations for the Company for the fiscal year ended December 31, 2006 as though the acquisition of PDIC had been completed as of the beginning of that period. This pro forma information is intended to provide information regarding how the Company might have looked if the acquisition had occurred as of January 1, 2006. The pro forma adjustments represent management’s best estimates based on information available at the time the pro forma information was prepared and may differ from the adjustments that may actually have been required. Accordingly, the pro forma financial information should not be relied upon as being indicative of the historical results that would have been realized had the acquisition occurred as of the dates indicated or that may be achieved in the future.

	Year Ended December 31,
	2007	2007	2006
	(As reported)	(Pro forma)	(Pro forma)

Revenue	$4,614.8	$5,552.4	$4,833.5

Net income applicable to common shareholders	$208.3	$263.3	$154.2

Earnings per common share – assuming dilution	$3.82	$4.82	$2.96

Pro forma adjustments have been made to interest expense, depreciation and amortization, income taxes and minority interest in consolidated subsidiaries to present the amounts on a purchase accounting adjusted basis.
On April 30, 2007, the Company acquired Norddeutsche Seekabelwerke GmbH & Co. KG (“NSW”), located in Nordenham, Germany from Corning Incorporated. As a result of the transaction, the Company assumed liabilities in excess of the assets acquired, including approximately $40.1 million of pension liabilities (based on the prevailing exchange rate at April 30, 2007). The Company recorded proceeds of $28.0 million, net of $0.8 million fees and expenses, which included $12.3 million of cash acquired and $5.5 million for settlement of accounts receivable.
A preliminary purchase price allocation based on the estimated fair values, or other measurements as applicable, of the assets acquired and the liabilities assumed at the date of acquisition is as follows (in millions at the prevailing exchange rate at April 30, 2007):

As of
April 30, 2007
Cash	$12.3
Accounts receivable	27.8
Inventories	29.2
Property, plant and equipment	2.2
Other current and noncurrent assets	0.3

Total assets	$71.8

Current liabilities	$40.5
Other liabilities	1.4
Pension liabilities	40.1

Total liabilities	$82.0

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The Company has not yet finalized portions of the purchase price allocation, including external valuations, and certain closing settlement adjustments in establishing the acquisition opening balance sheet. These valuations are expected to be completed by April 30, 2008 for inclusion in the Company’s second quarter filing on Form 10-Q, and may result in changes to the value assigned above to property, plant and equipment and result in the recognition of intangible assets or a gain on the consolidated statement of operations.
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
On December 22, 2005, the Company completed its purchase of the shares of the wire and cable manufacturing business of SAFRAN SA, a diverse, global high technology company. The acquired business is known under the name Silec Cable, S.A.S. (“Silec”) and is based in Montereau, France. In 2005, prior to the acquisition date, Silec reported global sales of approximately $282.7 million (based on 2005 average exchange rates) of which about 52% were linked to electric utility and electrical infrastructure. The original consideration paid for the acquisition was approximately $82.8 million (at prevailing exchange rates during that period) including fees and expenses and net of cash acquired at closing. In accordance with the terms of the definitive share purchase agreement, the Company withheld approximately 15% of the purchase price at closing until the parties agreed on the final closing balance sheet. During the second quarter of 2006, the Company agreed on the closing balance sheet and resolved other claims with SAFRAN SA, and therefore, the Company paid additional consideration of approximately $13.7 million (at prevailing exchange rates during the period) including fees and expenses in final settlement of the acquisition price. The Company acquired Silec primarily a step in the positioning of the Company as a global leader in cabling systems for the energy exploration, production, transmission and distribution markets.
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
No in-process research and development costs were identified to be written-off.
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
4. Other Expense
Other expense includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated. During 2007, 2006 and 2005, the Company recorded a $3.4 million loss, $0.1 million loss and a $0.5 million loss, respectively, resulting from foreign currency transaction gains and losses.
5. Inventories
Inventories consisted of the following (in millions):

	December 31,
	2007	2006
Raw materials	$145.5	$73.6
Work in process	154.3	94.9
Finished goods	629.0	394.6

Total	$928.8	$563.1

At December 31, 2007 and December 31, 2006, $616.6 million and $436.7 million, respectively, of inventories were valued using the LIFO method. Approximate replacement costs of inventories valued using the LIFO method totaled $792.3 million at December 31, 2007 and $632.3 million at December 31, 2006.
If in some future period the Company was not able to recover the LIFO value of its inventory when replacement costs were lower than the LIFO value of the inventory, the Company would be required to record a lower of cost or market LIFO inventory adjustment to recognize the charge in its consolidated statement of operations. In 2007, a $4.5 million lower of cost or market provision was recorded for copper and aluminum raw material inventory obtained as a result of the PDIC acquisition in which the replacement costs at the end of the year were lower than the LIFO value of the acquired copper and aluminum raw material inventory. There was no lower of cost or market provision recorded in 2006 or 2005.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
During 2006, the Company increased copper and aluminum inventory quantities and therefore there was not a liquidation of LIFO inventory impact in this period. During 2007, the Company reduced copper and aluminum inventory quantities globally which resulted in a $0.1 million gain because the LIFO inventory decrement occurred in a period when replacement costs were higher than the LIFO value of the inventory.
At December 31, 2007 and 2006, the Company had approximately $38.8 million and $33.4 million, respectively of consignment inventory at locations not operated by the Company with approximately 74% and 79%, respectively, of the consignment inventory being located throughout the United States and Canada.
6. Property, Plant and Equipment
Property, plant and equipment consisted of the following (in millions):

	December 31,
	2007	2006
Land	$84.4	$39.1
Buildings and leasehold improvements	186.7	76.0
Machinery, equipment and office furnishings	670.9	518.4
Construction in progress	95.0	19.5

Total — gross book value	1,037.0	653.0
Less accumulated depreciation	(298.2)	(236.3)

Total — net book value	$738.8	$416.7

Depreciation expense totaled $55.8 million, $45.5 million and $47.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.
During the fourth quarter 2007, the Company rationalized outside plant telecommunication products manufacturing capacity due to continued declines in telecommunications cable demand. The Company closed a portion of its telecommunications capacity located primarily at its Tetla, Mexico facility and has taken a pre-tax charge to write-off certain production equipment of $6.6 million. This action will free approximately 100,000 square feet of manufacturing space, which the Company plans to utilize for other products for the Central and South American markets.
On December 27, 2005, General Cable entered into a capital lease for certain pieces of equipment being used at the Company’s Indianapolis polymer plant. The capital lease agreement provides that the lease payments for the machinery and equipment will be approximately $0.6 million semi-annually, or approximately $1.2 million on an annual basis. The lease expires in December of 2010, and General Cable has the option to purchase the machinery and equipment for fair value at the end of the lease term. The present value of the minimum lease payments on the capital lease at inception was approximately $5.0 million that has been reflected in fixed assets and in short-term and long-term lease obligations, as appropriate, in the Company’s balance sheet. The Company has not entered into a material capital lease in 2006 or 2007.
Capital leases included within property, plant and equipment on the balance sheet were $5.7 million at December 31, 2007 and at December 31, 2006. Accumulated depreciation on capital leases was $2.5 million at December 31, 2007 and $1.6 million at December 31, 2006.
7. Goodwill and Other Intangible Assets, net
The amounts of goodwill and other intangible assets were as follows in millions of dollars:

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

	December 31
	2007	2006
Goodwill	$116.1	$—
Unamortized intangible assets:
Trade names	132.9	0.5
Amortized intangible assets:
Customer relationships	106.4	1.4
Accumulated Depreciation	(2.6)	(0.2)

Total Amortized intangible assets	103.8	1.2

Total intangible assets	$236.7	$1.7

The amount of goodwill recognized for the PDIC acquisition reflects the fair market value of PDIC in excess of the fair value of identified intangible assets and tangible net assets. As part of that acquisition, the Company acquired certain trade names and customer relationships for which the fair market value as of October 31, 2007 has been estimated to be $132.4 million and $104.9 million, respectively. Amortized intangible assets are stated at cost less accumulated amortization as of December 31, 2007 and 2006. Customer relationships have been determined to have a useful life in the range of 4 to 8 years and are amortized based on historical customer attrition rates. The amortization of intangible assets in 2007 and 2006 was $2.5 million and $0.1 million, respectively. The estimated amortization expense for the next five years is in millions of dollars: 2008 — $14.7 million, 2009 — $14.7 million, 2010 — $14.6 million, 2011 — $14.2 million, and 2012 — $11.8 million and $33.7 million thereafter.
8. Accrued Liabilities
Accrued liabilities consisted of the following (in millions):

	December 31,
	2007	2006
Payroll related accruals	$87.4	$57.6
Customers deposits and prepayments	34.2	22.8
Taxes other than income	26.5	18.8
Customer rebates	93.0	65.8
Insurance claims and related expenses	23.5	12.3
Current deferred tax liability	28.8	0.3
Other accrued liabilities	133.9	106.7

Total	$427.3	$284.3

9. Restructuring Charges
Changes in accrued restructuring costs were as follows (in millions):

	Severance and	Facility
	Related Costs	Closing Costs	Total
Balance, December 31, 2004	0.5	1.2	1.7
Provisions, net of reversals	3.2	15.4	18.6
Utilization	(2.7)	(16.1)	(18.8)

Balance, December 31, 2005	1.0	0.5	1.5
Provisions, net of reversals	(0.2)	—	(0.2)
Utilization	(0.8)	(0.5)	(1.3)

Balance, December 31, 2006	—	—	—
Provisions, net of reversals	—	—	—
Utilization	—	—	—

Balance, December 31, 2007	$—	$—	$—

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The December 31, 2005 balance represents previously accrued costs related to the Company’s discontinued operations and the closure of certain North American manufacturing facilities in prior years. The utilization of these provisions during 2006 was $0.8 million of severance and related costs and $0.5 million of facility closing costs, representing the final costs related to these projects. No new closure projects occurred in 2006 or 2007.
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
It should be noted that there are no additional obligations as it relates to the production equipment pre-tax write-off of $6.6 million in the fourth quarter 2007 related to telecommunication products manufactured primarily at the Company’s Tetla, Mexico facility. Therefore the Company has not recorded a restructuring reserve at December 31, 2007 as all equipment and related expenses have been incurred and recorded in the current period.
10. Long-Term Debt
Long-term debt consisted of the following (in millions):

	Dec. 31,	Dec. 31,
	2007	2006
1.00% Senior Convertible Notes due 2012	$475.0	$—
0.875% Convertible Notes	355.0	355.0
7.125% Senior Notes due 2017	200.0	—
Senior Floating Rate Notes	125.0	—
Spanish Term Loan	31.3	33.9
Asset Based Loan	60.0	—
PDIC credit facilities	37.7	—
9.5% Senior Notes due 2010	—	285.0
Capital leases	3.4	4.3
Other	111.4	62.4

Total debt	1,398.8	740.6
Less current maturities	500.9	55.5

Long-term debt	$897.9	$685.1

Weighted average interest rates on the above outstanding balances were as follows:

1.00% Senior Convertible Notes due 2012	1.00%	—
0.875% Convertible Notes	0.875%	0.875%
7.125% Senior Notes due 2017	7.125%	—
Senior Floating Rate Notes	7.6%	—
Spanish Term Loan	5.1%	4.6%
Asset Based Loan	6.3%	—%
PDIC credit facilities	6.4%	—
9.5% Senior Notes due 2010	9.5%	9.5%
Capital leases	6.5%	6.5%
Other	4.6%	3.8%

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
1.00% Senior Convertible Notes
The Company’s 1.00% Senior Convertible Notes were issued in September 2007 in the amount of $475.0 million. The Notes were sold to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The Notes and the common stock issuable upon conversion of the Notes have not been registered under the Securities Act or any state securities laws. In conjunction with this issuance, the Company agreed to enter into a registration rights agreement whereby the Company will use commercially reasonable efforts to cause to become effective within 240 days after the closing of this offering a shelf registration statement with respect to the resale of the notes and the shares of our common stock issuable upon conversion of the notes. The Company agreed to use commercially reasonable efforts to keep the registration statement effective until the earliest of: (1) the sale pursuant to the shelf registration statement of the notes and all of the shares of common stock issuable upon conversion of the notes, (2) the date when the holders, other than holders that are affiliates, of the notes and the common stock issuable upon conversion of the notes are able to sell all such securities immediately without restriction pursuant to the volume limitation provisions of Rule 144 under the Securities Act or any successor rule thereto or otherwise, and (3) the date that is two years from the latest issuance of the notes offered. The Company may be required to pay additional interest, subject to some limitations, to the holders of the notes if the Company fails to comply with our obligations to register the notes and the common stock issuable upon conversion of the notes within the specified time periods. The 1.00% Senior Convertible Notes bear interest at a fixed rate of 1.00%, payable semi-annually in arrears, and mature in 2012. The 1.00% Senior Convertible Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company’s wholly-owned U.S. subsidiaries. The estimated fair value of the 1.00% Senior Convertible Notes was approximately $533.6 million at December 31, 2007.
The 1.00% Senior Convertible Notes are convertible at the option of the holder into the Company’s common stock at an initial conversion price of $83.93 per share (approximating 11.9142 shares per $1,000 principal amount of the 1.00% Senior Convertible Notes), upon the occurrence of certain events, including (i) during any calendar quarter commencing after March 31, 2008 in which the closing price of the Company’s common stock is greater than or equal to 130% of the conversion price for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter (establishing a contingent conversion price of $109.11); (ii) during any five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of 1.00% Senior Convertible Notes for each day of that period is less than 98% of the product of the closing sale price of the Company’s common stock and the applicable conversion rate; (iii) distributions to holders of the Company’s common stock are made or upon specified corporate transactions including a consolidation or merger; and (iv) at any time during the period beginning on September 15, 2012 and ending on the close of business on the business day immediately preceding the stated maturity date. In addition, upon events defined as a “fundamental change” under the 1.00% Senior Convertible Note indenture, holders of the 1.00% Senior Convertible Notes may require the Company to repurchase the 1.00% Senior Convertible Notes. If upon the occurrence of such events in which the holders of the 1.00% Senior Convertible Notes exercise the conversion provisions, the Company would need to remit the principal balance of the 1.00% Senior Convertible Notes to the holders in cash.
Therefore, in the event of “fundamental change’ or the aforementioned average pricing thresholds, the Company would be required to classify the entire amount outstanding of the 1.00% Senior Convertible Notes as a current liability. The evaluation of the classification of amounts outstanding associated with the 1.00% Senior Convertible Notes will occur every quarter.
Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of 1.00% Senior Convertible Note, or (ii) the conversion value, determined in the manner set forth in the indenture governing the 1.00% Senior Convertible Notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the 1.00% Senior Convertible Note on the conversion date, the Company will also deliver, at the Company’s election, cash or common stock or a combination of cash and common stock with respect to the conversion value upon conversion. If conversion occurs in connection with a “fundamental change” as defined in the 1.00% Senior Convertible Notes indenture, the Company may be required to repurchase the 1.00% Senior Convertible Notes for cash at a price equal to the principal amount plus accrued but unpaid interest. In addition, if conversion occurs in connection with certain changes in control, the Company may be required to deliver additional shares of the Company’s common stock (a “make whole” premium, not to exceed 15.1906 shares per $1,000 principal amount) by increasing the conversion rate with respect to such notes, under this scenario the maximum aggregate number of shares that the Company would be obligated to issue upon conversion of the 1.00% Senior Convertible Notes is 7,215,535. Under almost all other conditions, the Company may be obligated to issue additional shares up to a maximum of 5,659,245 upon conversion in full of the 1.00% Senior Convertible Notes.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Pursuant to Emerging Issues Task Force (“EITF”) 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), and EITF 01-6, “The Meaning of Indexed to a Company’s Own Stock” (“EITF 01-6”), the 1.00% Senior Convertible Notes are accounted for as convertible debt in the accompanying Consolidated Balance Sheet and the embedded conversion option in the 1.00% Senior Convertible Notes has not been accounted for as a separate derivative. For a discussion of the effects of the 1.00% Senior Convertible Notes on earnings per share, see Note 16.
Proceeds from the 1.00% Senior Convertible Notes were used to partially fund the purchase price of $707.6 million related to the PDIC acquisition and to pay approximately $12.3 million in debt issuance costs that are being amortized to interest expense over the term of the 1.00 % Senior Convertible Notes.
0.875% Convertible Notes
The Company’s 0.875% Convertible Notes were issued in November of 2006 in the amount of $355.0 million, pursuant to the Company’s effective Registration Statement on Form S-3. The 0.875% Convertible Notes bear interest at a fixed rate of 0.875%, payable semi-annually in arrears, and mature in 2013. The 0.875% Convertible Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company’s wholly-owned U.S. subsidiaries. The estimated fair value of the 0.875% Convertible Notes was approximately $572.2 million at December 31, 2007.
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
Therefore, in the event of “fundamental change’ or the aforementioned average pricing thresholds, the Company would be required to classify the entire amount outstanding of the 0.875% Convertible Notes as a current liability. The evaluation of the classification of amounts outstanding associated with the 0.875% Convertible Notes will occur every quarter. As a result the entire $355.0 million has been classified as a current liability as of December 31, 2007 because the average stock price has exceeded the conversion threshold of $65.47 for 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter.
Upon conversion, a holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of 0.875% Convertible Note, or (ii) the conversion value, determined in the manner set forth in the indenture governing the 0.875% Convertible Notes, of a number of shares equal to the conversion rate. If the conversion value exceeds the principal amount of the 0.875% Convertible Note on the conversion date, the Company will also deliver, at the Company’s election, cash or common stock or a combination of cash and common stock with respect to the conversion value upon conversion. If conversion occurs in connection with a “fundamental change” as defined in the 0.875% Convertible Notes indenture, the Company may be required to repurchase the 0.875% Convertible Notes for cash at a price equal to the principal amount plus accrued but unpaid interest. In addition, if conversion occurs in connection with certain changes in control, the Company may be required to deliver additional shares of the Company’s common stock (a “make whole” premium) by increasing the conversion rate with respect to such notes, under this scenario the maximum aggregate number of shares that the Company would be obligated to issue upon conversion of the 0.875% Convertible Notes is 8,987,322. Under almost all other conditions, the Company may be obligated to issue additional shares up to a maximum of 7,048,880 upon conversion in full of the 0.875% Convertible Notes.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Pursuant to Emerging Issues Task Force (“EITF”) 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), and EITF 01-6, “The Meaning of Indexed to a Company’s Own Stock” (“EITF 01-6”), the 0.875% Convertible Notes are accounted for as convertible debt in the accompanying Condensed Consolidated Balance Sheet and the embedded conversion option in the 0.875% Convertible Notes has not been accounted for as a separate derivative. For a discussion of the effects of the 0.875% Convertible Notes and the bond hedges and warrants discussed below on earnings per share, see Note 16.
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
7.125% Senior Notes and Senior Floating Rate Notes
On March 21, 2007, the Company completed the issuance and sale of $325.0 million in aggregate principal amount of new senior unsecured notes, comprised of $125.0 million of Senior Floating Rate Notes due 2015 (the “Senior Floating Rate Notes”) and $200.0 million of 7.125% Senior Fixed Rate Notes due 2017 (the “7.125% Senior Notes” and together, the “Notes”). The Notes are jointly and severally guaranteed by the Company’s U.S. subsidiaries. The Notes were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). An exchange offer commenced on June 11, 2007 and was completed on July 26, 2007 to replace the unregistered Notes with registered Notes with like terms pursuant to an effective Registration Statement on Form S-4. The

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Notes are jointly and severally guaranteed by the Company’s wholly-owned U.S. subsidiaries. The estimated fair value of the 7.125% Senior Notes and Senior Floating Rate Notes was approximately $197 million and $120 million, respectively, at December 31, 2007.
The Senior Floating Rate Notes bear interest at an annual rate equal to the 3-month LIBOR rate plus 2.375%, which was 7.6% at December 31, 2007. Interest on the Senior Floating Rate Notes is payable quarterly in arrears in cash on January 1, April 1, July 1 and October 1 of each year, commencing on July 1, 2007. The 7.125% Senior Notes bear interest at a rate of 7.125% per year and are payable semi-annually in arrears in cash on April 1 and October 1 of each year, commencing on October 1, 2007. The Senior Floating Rate Notes mature on April 1, 2015 and the 7.125% Senior Notes mature on April 1, 2017.
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
Proceeds from the Notes of $325.0 million, less approximately $7.9 million of cash payments for fees and expenses that will be amortized over the life of the Notes, were used to pay approximately $285.0 million for the 9.5% Senior Notes, $9.3 million for accrued interest on the 9.5% Senior Notes and $20.5 million for tender fees and the inducement premium on the 9.5% Senior Notes, leaving net cash proceeds of approximately $2.3 million that will be used for general corporate purposes, see 9.5% Senior Notes below for additional discussion.
Senior Secured Revolving Credit Facility (“Amended Credit Facility”)
The Company’s current senior secured revolving credit facility (“Amended Credit Facility”), as amended, is a five-year, $400.0 million asset based revolving credit agreement that includes an approximate $50.0 million sublimit for the issuance of commercial and standby letters of credit and a $20.0 million sublimit for swingline loans. Loans under the Amended Credit Facility bear interest at the Company’s option, equal to either an alternate base rate (prime plus 0.00% to 0.625%) or an adjusted LIBOR rate plus an applicable margin percentage (LIBOR plus 1.125% to 1.875%). The applicable margin percentage is subject to adjustments based upon the excess availability, as defined. At December 31, 2007, the Company had outstanding borrowings of $60.0 million of Asset Based Loans and undrawn availability of $266.1 million under the Amended Credit Facility. The Company had outstanding letters of credit related to this Amended Credit Facility of $40.4 million at December 31, 2007. The weighted average interest rate on borrowings outstanding under the Amended Credit Facility was 6.79% as of December 31, 2007.
Indebtedness under the Amended Credit Facility is guaranteed by the Company’s U.S. subsidiaries and is secured by a first priority security interest in tangible and intangible property and assets of the Company’s U.S. subsidiaries. The lenders have also received a pledge of all of the capital stock of the Company’s existing domestic subsidiaries and any future domestic subsidiaries.
The Amended Credit Facility requires that the Company comply with certain financial covenants, the principal covenant of which is a quarterly minimum fixed charge coverage ratio test, which is only applicable when excess availability, as defined, is below a certain threshold. At December 31, 2007, the Company was in compliance with all covenants under the Amended Credit Facility. In addition, the Amended Credit Facility includes negative covenants, which restrict certain acts. However, the Company will be permitted to declare and pay dividends or distributions on the Series A preferred stock so long as there

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
is no default under the Amended Credit Facility and the Company meets certain financial conditions. The Credit Facility was originally established in November 2003 and has been periodically amended as illustrated at Exhibits 10.11.1 through 10.11.4, also below is a summary of recent amendments which are also incorporated by reference at Exhibits 10.11.5 through 10.11.7.
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
During the fourth quarter of 2007, the Company further amended the Amended Credit Facility, which increased the borrowing limit on the Senior Revolving Credit Facility from $300 million to $400 million. Additionally, the amendment extended the maturity date by almost two years to July 2012, and increased the existing interest rates across a pricing grid which is dependent upon excess availability as defined. Additionally, the amendment eliminated or relaxed several provisions, expanded permitted indebtedness to include acquired indebtedness of newly acquired foreign subsidiaries, expanded permitted indebtedness to allow for the issuance of the Company’s $475.0 million 1.00% Senior Convertible Notes and increased the level of permitted loan-funded acquisitions. The amendment permitted the Company to draw funds from its Amended Credit Facility to partially fund the acquisition of Phelps Dodge International (PDIC) in conjunction with funds raised through the abovementioned September 2007 1.00% Senior Convertible Notes offering and available cash on the Company’s balance sheet.
The Company pays fees in connection with the issuance of letters of credit and commitment fees equal to 25 basis points, per annum on any unused commitments under the Amended Credit Facility. Both fees are payable quarterly. In connection with the original issuance and related subsequent amendments to the Amended Credit Facility, the Company incurred fees and expenses aggregating $11.1 million, which are being amortized over the term of the Amended Credit Facility.
Spanish Term Loan and Spanish Credit Facility
The Spanish Term Loan of 50 million euros was issued in December 2005 and was available in up to three tranches, with an interest rate of Euribor plus 0.8% to 1.5% depending on certain debt ratios. Two of the tranches have expired. The remaining tranche of the Spanish Term Loan is repayable in fourteen semi-annual installments, maturing seven years following the draw down in 2012. As of December 31, 2007, the U.S. dollar equivalent of $31.3 million was drawn under this term loan facility and no availability remains under the Spanish Term Loan.
The Spanish Credit Facility of 25 million euros was issued in December 2005, matures at the end of five years and carries an interest rate of Euribor plus 0.6% to 1.0% depending on certain debt ratios. No funds are currently drawn under the Spanish Credit Facility, leaving undrawn availability of approximately the U.S. dollar equivalent of $36.5 million as of December 31, 2007. Commitment fees ranging from 15 to 25 basis points per annum on any unused commitments under the Spanish Credit Facility will be assessed to Grupo General Cable Sistemas, S.A., and are payable on a quarterly basis.
The Spanish Term Loan and Spanish Credit Facility are subject to certain financial ratios of the Company’s European subsidiaries, the most restrictive of which is net debt to EBITDA (earnings before interest, taxes, depreciation and amortization). At December 31, 2007, the Company was in compliance with all covenants under these facilities. In addition, the indebtedness under the combined facilities is guaranteed by the Company’s Portuguese subsidiary and by Silec Cable, S.A.
PDIC credit facilities
On October 31, 2007 the Company acquired PDIC and assumed the U.S. dollar equivalent of $64.3 million (at the prevailing exchange rate on that date) of mostly short-term PDIC debt as a part of the acquisition. As of December 31, 2007, PDIC related debt was $37.7 million of which approximately $36.2 million was short-term financing agreements at various interest rates. The weighted average interest rate was 6.4% as of December 31, 2007. The Company has approximately $302.2 million of excess availability under the various credit facilities.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
9.5% Senior Notes
The Company commenced a cash tender offer (the “Offer”) to purchase, at $1,070.72 (per $1,000.00 9.5% Senior Note), any and all of the $285.0 million outstanding aggregate principal amount of the 9.5% Senior Notes that were issued in November 2003, bore interest at a fixed rate of 9.5% and matured in 2010. Also, in conjunction with the Offer, the Company received consent, on March 15, 2007, to effect certain amendments to the indenture governing the 9.5% Senior Notes that eliminated substantially all of the restrictive covenants. The 9.5% Senior Notes were tendered on March 2007 and November 2007, with the Company making total cash payments of approximately $285.0 million for the 9.5% Senior Notes, $9.3 million for accrued interest and $28.4 million for the inducement premium and related fees. The Company recognized a pre-tax loss on the extinguishment of debt of approximately $25.3 million, consisting of $20.5 million for the inducement premium and related tender fees and expenses and the write-off of approximately $4.8 million in unamortized fees and expenses.
Other
On August 31, 2006, the Company acquired ECN Cable and assumed the U.S. dollar equivalent of $38.6 million (at prevailing exchange rates on that date) of mostly short-term ECN Cable debt as a part of the acquisition. On December 15, 2006, approximately $6.9 million (at the prevailing exchange rate on that date) of debt was paid and cancelled. As of December 31, 2007, ECN Cable’s debt was the U.S. dollar equivalent of $27.7 million. The debt consisted of approximately $2.5 million relating to an uncommitted accounts receivable facility and approximately $25.2 million of short-term financing agreements at various interest rates. In addition, ECN Cable has an 11 million euors ($16.1 million US dollar equivalent) debt facility that charges interest at Euribor plus 0.5%. No funds are currently drawn under this facility.
The Company’s Europe and North Africa segment has approximately $138.8 million of uncommitted facilities that are secured by the respective company’s accounts receivable. At December 31, 2007, $46.7 million (including $2.5 million at ECN, mentioned above) of these debt facilities were drawn.
At December 31, 2007, maturities of long-term debt during each of the years 2008 through 2012 are $499.8 million, $7.8 million, $66.3 million, $6.3 million and $481.2 million, respectively, and $334.0 million thereafter.
As of December 31, 2007 and 2006, the Company was in compliance with all debt covenants.
Maturities of capital lease obligations during each of the years 2008 through 2011 are $1.1 million, $1.1 million, $1.1 million and $0.1 million, respectively.
11. Financial Instruments
General Cable is exposed to various market risks, including changes in interest rates, foreign currency and raw material (commodity) prices. To manage risks associated with the volatility of these natural business exposures, General Cable enters into interest rate, commodity and foreign currency derivative agreements, as it relates to both transactions and the Company’s net investment in its European operations, as well as copper and aluminum forward pricing agreements. General Cable does not purchase or sell derivative instruments for trading purposes. General Cable does not engage in trading activities involving commodity contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques.
Cash Flow Hedges
General Cable has utilized interest rate swaps and interest rate collars to manage its interest expense exposure by fixing its interest rate on a portion of the Company’s floating rate debt. Under the swap agreements, General Cable typically paid a fixed rate while the counterparty paid to General Cable the difference between the fixed rate and the three-month LIBOR rate. During 2001, the Company entered into several interest rate swaps which effectively fixed interest rates for borrowings under the former credit facility and other debt. At December 31, 2007, the remaining outstanding interest rate swap had a notional value of $9.0 million, an interest rate of 4.49% and matures in October 2011. The Company does not provide or receive any collateral specifically for this contract. The fair value of interest rate derivatives, which are designated as and qualify as cash flow hedges as defined in SFAS No. 133, are based on quoted market prices and third party provided calculations, which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments. At December 31, 2007 and 2006, the net unrealized loss on the interest rate derivatives and the related carrying value was $0.5 million and $0.4 million, respectively.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Outside of North America, General Cable enters into commodity futures contracts, which are designated as and qualify as cash flow hedges as defined in SFAS No. 133, for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. At December 31, 2007 and 2006, General Cable had an unrealized gain (loss) of $(18.8) million and $(10.8) million, respectively, on the commodity futures.
The Company enters into forward exchange contracts, which are designated as and qualify as cash flow hedges as defined in SFAS No. 133, principally to hedge the currency fluctuations in certain transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. Principal transactions hedged during the year were firm sales and purchase commitments. The fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At December 31, 2007 and 2006, the net unrealized gain (loss) on the net foreign currency contracts was $(34.0) million and $(5.6) million, respectively.
Interest rate swaps are used to manage interest expense exposure by fixing the interest rate on a portion of floating rate debt. Commodity and foreign currency contracts are used to hedge future sales and purchase commitments. Unrealized gains and losses on these derivative financial instruments are recorded in other comprehensive income (loss) until the underlying transaction occurs and is recorded in the statement of operations at which point such amounts included in other comprehensive income (loss) are recognized in income, which generally will occur over periods less than one year. During the years ended December 31, 2007, 2006 and 2005, a pre-tax $0.9 million loss, a pre-tax $20.9 million gain and a pre-tax $3.9 million gain, respectively, were reclassified from accumulated other comprehensive income to the statement of operations. A pre-tax loss of $51.8 million is expected to be reclassified into earnings from other comprehensive income during 2008.
Net Investment Hedge
In October 2005, the Company entered into a U.S. dollar to Euro cross currency and interest rate swap agreement with a notional value of $150 million, which was designated as and qualified as a net investment hedge of the Company’s net investment in its European operations, in order to hedge the effects of the changes in spot exchange rates on the value of the net investment. The swap had a term of just over two years and matured on November 15, 2007. On November 15, 2007, the Company paid approximately $30.5 million to settle the net investment hedge. As a result, the Company recorded; an unrealized loss in other comprehensive income (loss) of $(20.1) million that will be recorded in the statement of operations if the Company divests of its European operations. Changes in the fair value of the swap as they relate to the interest rate differential since the last marked-to-market date of $0.3 million was recognized in earnings for 2007.
At December 31, 2006, the net unrealized loss on the swap was $15.2 million. The swap was marked-to-market quarterly using the “spot method” to measure the amount of hedge ineffectiveness. Changes in the fair value of the swap as they relate to spot exchange rates were recorded as other comprehensive income (loss) whereas changes in the fair value of the swap as they relate to the interest rate differential since the last marked-to-market date, equaling approximately $(0.3) million as of December 31, 2006, was recognized in earnings for the period.
Fair Value of Designated Derivatives
The notional amounts and fair values of these designated cash flow and net investment hedge financial instruments at December 31, 2007 and 2006 are shown below (in millions). The carrying amount of the financial instruments was a net liability of $53.3 million and a net liability of $31.1 million at December 31, 2007 and 2006, respectively.

	2007		2006
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Cash flow hedges:
Interest rate swap	$9.0	$(0.5)	$9.0	$(0.4)
Commodity futures	297.7	(18.8)	217.6	(10.8)
Foreign currency forward exchange	380.5	(34.0)	152.0	(5.6)
Net investment hedges:
Cross currency and interest rate swap	—	—	150.0	(14.3)

		$(53.3)		$(31.1)

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Other Forward Pricing Agreements
In the normal course of business, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption of SFAS No. 133 because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At December 31, 2007 and 2006, General Cable had $90.1 million and $165.4 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At December 31, 2007 and 2006, General Cable had an unrealized gain (loss) of $(4.0) million and $(10.1) million, respectively, related to these transactions. General Cable expects the unrealized losses under these agreements to be offset as a result of firm sales price commitments with customers.
12. Income Taxes
For financial reporting purposes, income before income taxes includes the following components:

	Year Ended December 31,
	2007	2006	2005
United States	$112.6	$72.1	$(12.3)
Foreign	195.2	128.1	73.3

Total	$307.8	$200.2	$61.0

The provision (benefit) for income taxes attributable to continuing operations consisted of the following (in millions):

	Year Ended December 31,
	2007	2006	2005
Current tax expense:
Federal	$24.4	$6.8	$1.1
State	3.8	0.3	0.2
Foreign	59.7	53.1	23.2
Deferred tax expense (benefit):
Federal	15.7	22.5	(2.8)
State	(6.1)	(5.8)	—
Foreign	1.9	(12.0)	0.1

Total	$99.4	$64.9	$21.8

The reconciliation of reported income tax expense (benefit) to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income from continuing operations is as follows (in millions):

	Year Ended December 31,
	2007	2006	2005
Statutory federal income tax	$107.6	$70.1	$21.4
State and foreign income tax differential(1)	(5.8)	(4.7)	1.6
Other, net	(2.4)	(0.5)	(1.2)

Total	$99.4	$64.9	$21.8

(1)	The 2007 and 2006 state and foreign income tax differential amount includes $12.2 million and $6.3 million of tax benefits, respectively, attributable to the release of valuation allowances against certain state and foreign deferred tax assets.
The components of deferred tax assets and liabilities were as follows (in millions):

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$24.0	$21.8
Pension and retiree benefits accruals	24.8	20.2
Inventory	100.2	87.6
Depreciation and fixed assets	6.5	—
Tax credit carryforwards	8.1	5.6
Other liabilities	65.8	36.9
Valuation allowance	(19.3)	(21.3)

Total deferred tax assets	210.1	150.8

Deferred tax liabilities:
Inventory	5.9	1.0
Depreciation and fixed assets	69.9	30.4
Intangibles	74.7	—

Total deferred tax liabilities	150.5	31.4

Net deferred tax assets	$59.6	$119.4

The valuation of the deferred tax asset is dependent on, among other things, the ability of the Company to generate a sufficient level of future taxable income in relevant taxing jurisdictions. In estimating future taxable income, the Company has considered both positive and negative evidence and has considered the implementation of prudent and feasible tax planning strategies. The Company has and will continue to review on a quarterly basis its assumptions and tax planning strategies and, if the amount of the estimated realizable net deferred tax asset is less than the amount currently on the balance sheet, the Company would reduce its deferred tax asset, recognizing a non-cash charge against reported earnings.
As of December 31, 2007, the Company has recorded a valuation allowance for certain foreign net operating loss carryforwards and temporary differences due to uncertainties regarding the ability to obtain future tax benefits for these tax attributes. In 2007 and 2006, the Company determined that improved business performance, expectations of future profitability, and other relevant factors constituted sufficient positive evidence to recognize certain foreign and state deferred tax assets. Accordingly, the Company released the related valuation allowances and recognized income tax benefits of $12.2 million and $6.3 million in 2007 and 2006, respectively.
The Company has recognized deferred tax assets of approximately $10.0 million for tax loss carryforwards in various taxing jurisdictions as follows:

	Tax Loss
Jurisdiction	Carryforward	Expiration
United States	$10.8	2008-2009
Australia	5.1	Indefinite
Brazil	13.2	Indefinite
Mexico	0.9	Indefinite

Total	$30.0

The Company also has various foreign subsidiaries with approximately $52 million of tax loss carryforwards in various jurisdictions that are subject to a valuation allowance due to statutory limitations on utilization, uncertainty of future profitability, and other relevant factors.
The Company had undistributed earning of foreign subsidiaries of approximately $423 million as of December 31, 2007. No deferred tax liability has been provided for these earnings since they are considered to be indefinitely reinvested. It is not practicable to determine the amount of additional taxes that would result if these earning were repatriated.
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
In connection with the January 1, 2007 adoption of FIN 48, the Company recognized an $18.8 million decrease in opening retained earnings and had total unrecognized tax benefits of $45.6 million, of which $37.2 million would have a favorable impact on the effective tax rate if recognized. The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year:

Millions
Unrecognized Tax Benefit – Adoption	$45.6
Gross Increases – Tax Positions in Prior Period	1.9
Gross Decreases – Tax Positions in Prior Period	(0.4)
Gross Increases – Tax Positions in Current Period	6.0
Gross Increases – Business Combinations	4.2
Settlements	(0.2)
Lapse of Statute of Limitations	(1.1)
Foreign Currency Translation	1.8

Unrecognized Tax Benefit – Ending Balance	$57.8

Included in the balance of unrecognized tax benefits at December 31, 2007, are $45.5 million of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2007, are $2.6 million of tax benefits that, if recognized, would result in a decrease to goodwill recorded in purchase business combinations, and $9.8 million of tax benefits that, if recognized, would result in adjustments to deferred taxes.
The Company classifies interest and penalties related to unrecognized tax benefits as income tax expense. The Company recognized tax-related penalties of $(0.5) million and interest of $2.3 million in its statement of operations during 2007 and has recorded liabilities of $1.1 million for penalties and $4.6 million for interest as of December 31, 2007.
In addition, the Company believes that it is reasonably possible that approximately $1.4 million related to various state and foreign unrecognized tax positions could change within the next twelve months due to the expiration of the statute of limitations or tax audit settlements.
The Company files income tax returns in the United States and numerous foreign, state, and local tax jurisdictions. Tax years that are open for examination and assessment by the Internal Revenue Service are 2004 – 2007. With limited exceptions, tax years prior to 2003 are no longer open in major foreign, state or local tax jurisdictions.
13. Employee Benefit Plans
General Cable provides retirement benefits through contributory and noncontributory qualified and non-qualified defined benefit pension plans covering eligible domestic and international employees as well as through defined contribution plans and other postretirement benefits.
Defined Benefit Pension Plans
Benefits under General Cable’s qualified U.S. defined benefit pension plan generally are based on years of service multiplied by a specific fixed dollar amount, and benefits under the Company’s qualified non-U.S. defined benefit pension plans generally are based on years of service and a variety of other factors that can include a specific fixed dollar amount or a percentage of either current salary or average salary over a specific period of time. The amounts funded for any plan year for the qualified U.S. defined benefit pension plan are neither less than the minimum required under federal law nor more than the maximum amount deductible for federal income tax purposes. General Cable’s non-qualified unfunded U.S. defined benefit pension plans include a plan that provides defined benefits to select senior management employees beyond those benefits provided by other programs. The Company’s non-qualified unfunded non-U.S. defined benefit pension plans include plans that provide retirement indemnities and other post-retirement payments to employees within the Company’s European and ROW segments. The Company’s pension obligation increased $40.1 million due to the NSW acquisition on April 30, 2007, see Note 3. Pension obligations for the majority of non-qualified unfunded defined benefit pension plans are provided for by book reserves and are based on local practices and regulations of the respective countries. General Cable makes cash contributions for the costs of the non-qualified unfunded defined benefit pension plans as the benefits are paid.
On June 27, 2007, the Board of Directors of the Company approved amendments to the General Cable Supplemental Executive Retirement Plan (“SERP”) and the General Cable Corporation Deferred Compensation Plan (“DCP”) and the

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
merger of the SERP into the DCP. The Company received written acknowledgement and acceptance of the SERP amendments and merger from each participant in the SERP. The amendments and merger were made in order to simplify, limit and better align these specific compensation plans with the Company’s compensation policies. The amendments and merger (i) provided to each active SERP participant an enhanced benefit which reflected an additional period of credited service through December 31, 2008, and each participant’s estimated 2007 and 2008 base and bonus compensation, (ii) froze the accrual of benefits under the SERP following the addition of the enhanced benefit, (iii) converted the SERP from a non-account balance plan into an account balance plan by replacing the accrued benefit of a participant with a benefit based on the value of an account balance, being credited initially by the present value of the participant’s unvested enhanced benefit in the SERP, (iv) required the participants to make an election with regard to time and form of payment of the amounts credited to the account balance which became effective as of June 27, 2007, and (v) transferred all account balances and all account liabilities under the amended SERP to the DCP to be governed by the provisions of the DCP, including, but not limited to, those relating to the time and form of benefit payment, investment recommendations and vesting. The Company funded each participant’s account balance with contributions to the Company’s Rabbi Trust as part of the DCP, as amended. As a result of the amendments and merger and based on the guidance provided in SFAS No. 88, Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, a curtailment loss of approximately $3.2 million and a settlement gain of approximately $4.3 million were recognized, resulting in a net gain of approximately $1.1 million.
The changes in the benefit obligation and plan assets, the funded status of the plans and the amounts recognized in the Consolidated Balance Sheets were as follows (in millions):

	U.S. Plans		Non-U.S. Plans
	December 31,		December 31,
	2007	2006	2007	2006
Changes in Benefit Obligation:
Beginning benefit obligation	$150.7	$152.1	$37.4	$28.4
Impact of foreign currency exchange rate change	—	—	7.2	2.0
Acquisitions	—	—	50.5	6.9
Service cost	1.6	1.8	1.7	0.9
Interest cost	8.4	8.6	3.6	1.7
Curtailment loss	(1.6)	—	—	—
Benefits paid	(18.4)	(9.9)	(2.6)	(1.4)
Employee contributions	—	—	0.1	0.1
Amendments	0.3	0.4	—	—
Assumption change	—	0.5	—	—
Actuarial gain	(0.9)	(2.8)	(5.5)	(1.2)

Ending benefit obligation	$140.1	$150.7	$92.4	$37.4

Changes in Plan Assets:
Beginning fair value of plan assets	126.5	118.0	25.9	21.6
Impact of foreign currency exchange rate change	—	—	3.0	1.0
Actual return on plan assets	9.0	12.4	0.2	2.2
Company contributions	12.3	6.0	4.1	2.3
Benefits paid	(18.4)	(9.9)	(2.6)	(1.2)

Ending fair value of plan assets	$129.4	$126.5	$30.6	$25.9

Funded status at end of year	$(10.7)	$(24.2)	$(61.8)	$(11.5)

Amounts Recognized in Consolidated Balance Sheet:
Accrued liabilities	$(0.4)	$(0.5)	$(2.0)	$(0.3)

Other liabilities	$(10.3)	$(23.7)	$(59.8)	$(11.2)

Recognized in Accumulated Other Comprehensive Income:
Net actuarial loss	$36.2	$33.4	$4.1	$7.4
Prior service cost	1.4	6.7	1.0	1.0
Transition obligation	—	—	0.4	0.4

	$37.6	$40.1	$5.5	$8.8

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The accumulated benefit obligation for all of the Company’s defined benefit pension plans was $224.0 million and $180.6 million at December 31, 2007 and 2006, respectively. The information for defined benefit pension plans with an accumulated benefit obligation in excess of plan assets is as follows (in millions):

	U.S. Plans		Non-U.S. Plans
	December 31,		December 31,
	2007	2006	2007	2006
Projected benefit obligation	$136.0	$136.4	$24.8	$22.2
Accumulated benefit obligation	135.3	135.4	23.7	22.0
Fair value of plan assets	129.4	126.5	21.3	18.0
Pension expense included the following components (in millions):

	U.S. Plans			Non-U.S. Plans
	Year ended December 31,			Year ended December 31,
	2007	2006	2005	2007	2006	2005
Pension expense:
Service cost	$1.6	$1.8	$1.8	$1.7	$0.9	$0.4
Interest cost	8.4	8.6	8.4	3.6	1.7	1.4
Expected return on plan assets	(10.5)	(9.8)	(9.4)	(2.0)	(1.5)	(1.4)
Amortization of prior service cost	0.8	1.3	1.1	0.1	0.1	0.1
Amortization of net loss	2.1	2.8	2.0	0.5	0.3	0.3
Amortization of transition obligation	—	—	—	0.1	0.1	—
Curtailment loss	3.2	—	0.7	—	—	—
Settlement gain	(4.3)	—	—	—	—	—

Net pension expense	$1.3	$4.7	$4.6	$4.0	$1.6	$0.8

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net pension expense over the next fiscal year are $2.6 million and $0.7 million, respectively.
General Cable evaluates its actuarial assumptions at least annually, and adjusts them as necessary. The Company uses a measurement date of December 31 for all of its defined benefit pension plans. The weighted average assumptions used in determining benefit obligations were:

	U.S. Plans		Non-U.S. Plans
	2007	2006	2007	2006
Discount rate	6.00%	6.00%	5.62%	5.16%
Expected rate of increase in future compensation levels	2.50%	4.00%	3.66%	3.45%
The weighted average assumptions used to determine net pension expense were:

	U.S. Plans			Non-U.S. Plans
	2007	2006	2005	2007	2006	2005
Discount rate	6.00%	5.75%	6.00%	4.99%	4.72%	5.57%
Expected rate of increase in future compensation levels	4.00%	4.00%	4.00%	3.35%	2.72%	4.44%
Long-term expected rate of return on plan assets	8.50%	8.50%	8.50%	6.74%	6.90%	7.08%
Pension expense for the defined benefit pension plans sponsored by General Cable is determined based principally upon certain actuarial assumptions, including the discount rate and the expected long-term rate of return on assets. The discount rates for the U.S. defined benefit pension plans were determined based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency which are expected to be available during the period to maturity of the projected pension benefit obligations and based on information received from actuaries. Non-U.S. defined benefit

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
pension plans followed a similar evaluation process based on financial markets in those countries where General Cable provides a defined benefit pension plan.
The weighted-average long-term expected rate of return on assets is based on input from actuaries, including their review of historical 10-year, 20-year, and 25-year rates of inflation and real rates of return on various broad equity and bond indices in conjunction with the diversification of the asset portfolio. The expected long-term rate of return on assets for the qualified U.S. defined benefit pension plan is based on an asset allocation assumption of 65% allocated to equity investments, with an expected real rate of return of 7%, and 35% to fixed-income investments, with an expected real rate of return of 3%, and an assumed long-term rate of inflation of 3%. The actual asset allocations were 60% of equity investments and 40% of fixed-income investments at December 31, 2007 and 64% of equity investments and 36% of fixed-income investments at December 31, 2006. The expected long-term rate of return on assets for qualified non-U.S. defined benefit plans is based on a weighted-average asset allocation assumption of 54% allocated to equity investments, 42% to fixed-income investments and 4% to other investments. The actual weighted-average asset allocations were 52% of equity investments, 43% of fixed-income investments and 5% of other investments at December 31, 2007 and 56% of equity investments, 40% of fixed-income investments and 4% of other investments at December 31, 2006. Management believes that long-term asset allocations on average and by location will approximate the Company’s assumptions and that the long-term rate of return used by each country that is included in the weighted-average long-term expected rate of return on assets is a reasonable assumption.
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
General Cable’s expense under both U.S. and non-U.S. defined benefit pension plans is determined using the discount rate as of the beginning of the fiscal year, so 2008 expense for the pension plans will be based on the weighted-average discount rate of 6.00% for U.S. defined benefit pension plans and 5.62% for non-U.S. defined benefit pension plans.
The Company expects to contribute, at a minimum, $6.8 million to its defined benefit pension plans for 2008. The estimated future benefit payments expected to be paid for the Company’s defined benefit pension plans are $12.9 million in 2008, $12.5 million in 2009, $13.4 million in 2010, $14.0 million in 2011, $15.1 million in 2012 and $84.6 million in the five years thereafter.
The Company has additional contracts related to pension benefits outside of the United States not included in the tables and financial figures above due to their designation as nonparticipating annuity contracts as defined by SFAS 87. These annuity contracts cover 12 retired and 12 current employees in the Company’s active operations in Spain and 53 employees from the former Saenger, Spain manufacturing facility. The contracts act as irrevocable transfers of risk from the Company to the other party to the contracts, an insurance company. The cost of the benefits covered by the annuity contracts is recorded based on the premiums, or costs, required to purchase and maintain the contracts. The service cost component of net pension cost was approximately $1.6 million in 2007, $2.9 million in 2006, and $0.3 million in 2005. The 2007 and 2006 premiums include a charge for reducing the retirement age. The 2006 premium also included a charge for the purchase of additional protection from inflation. The benefits covered by the annuity contracts are excluded from the projected benefit obligation and the accumulated benefit obligation of the Company, and the annuity contracts are excluded from the Company’s plan assets as required by SFAS 87.
Postretirement Benefits Other Than Pensions
General Cable has postretirement benefit plans that provide medical and life insurance for certain retirees and eligible dependents. General Cable funds the plans as claims or insurance premiums are incurred.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The changes in accrued postretirement benefits were as follows (in millions):

	December 31,
	2007	2006
Changes in Benefit Obligation:
Beginning benefit obligation	$11.8	$10.5
Service cost	0.1	0.1
Interest cost	0.6	0.7
Actuarial loss	0.6	2.3
Benefits paid	(1.7)	(1.8)

Ending benefit obligation	$11.4	$11.8

Funded status at end of year	$(11.4)	$(11.8)

Amounts Recognized in Consolidated Balance Sheet:
Accrued liabilities	$(1.6)	$(1.7)

Other liabilities	$(9.8)	$(10.1)

Recognized in Accumulated Other Comprehensive Income:
Net actuarial loss	$4.0	$4.2
Prior service cost	(0.5)	(0.6)

	$3.5	$3.6

Net postretirement benefit expense included the following components (in millions):

	Year ended December 31,
	2007	2006	2005
Postretirement benefit expense:
Service cost	$0.1	$0.1	$0.2
Interest cost	0.6	0.7	0.6
Amortization of prior service cost	(0.1)	(0.1)	(0.1)
Amortization of net loss	0.3	0.3	—
Curtailment gain	—	—	(0.2)

Net postretirement benefit expense	$0.9	$1.0	$0.5

The estimated net loss and prior service cost for the postretirement benefit plans that will be amortized from accumulated other comprehensive income into net pension expense over the next fiscal year are $0.3 million and $(0.1) million, respectively.
The discount rate used in determining the accumulated postretirement benefit obligation was 5.50% for the year ended December 31, 2007 and 5.75% for the year ended December 31, 2006. The discount rate used in determining the net postretirement benefit expense was 5.8% for the year ended December 31, 2007 and 5.5% for the years ended December 31, 2006 and 2005. The assumed health-care cost trend rate used in measuring the accumulated postretirement benefit obligation in 2007 was 9.00% decreasing gradually to 4.50% in year 2013 and thereafter, and the assumed health-care cost trend rate used in 2006 was 8.00%, decreasing gradually to 4.50% in year 2011 and thereafter. Increasing the assumed health-care cost trend rate by 1% would result in an increase in the accumulated postretirement benefit obligation of $0.6 million for 2007. The effect of this change would increase net postretirement benefit expense by less than $0.1 million. Decreasing the assumed health-care cost trend rate by 1% would result in a decrease in the accumulated postretirement benefit obligation of $0.5 million for 2007. The effect of this change would decrease net postretirement benefit expense by less than $0.1 million.
The estimated future benefit payments expected to be paid for the Company’s postretirement benefits other than pensions are $1.6 million in 2008, $1.6 million in 2009, $1.6 million in 2010, $1.4 million in 2011, $1.2 million in 2012 and $4.5 million in the five years thereafter.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Defined Contribution Plans
Expense under both U.S. and non-U.S. defined contribution plans generally equals up to six percent of each eligible employee’s covered compensation based on the location and status of the employee. The net defined contribution plan expense recognized was $8.5 million, $8.0 million and $7.2 million, respectively, for the years ended December 31, 2007, 2006 and 2005.
Statutory Severance Programs
In connection with the acquisition of PDIC on October 31, 2007, as a matter of law, the governments of Chile and Venezuela, which operate within the Company’s ROW segment, require the Company to provide certain benefits to former or inactive employees after employment but before retirement. Generally, benefits under these statutory severance programs include a one-time lump-sum payment based on years of service, as defined. As a result, the Company has recorded a liability of approximately $1.6 million as of December 31, 2007. There was no liability recorded as of December 31, 2006.
14. Shareholders’ Equity
General Cable is authorized to issue 200 million shares of common stock and 25 million shares of preferred stock.
The Company issued 2,070,000 shares of General Cable 5.75% Series A Redeemable Convertible Preferred Stock (“Series A preferred stock”) on November 24, 2003, 101,940 shares of which are outstanding under the original terms of the Series A preferred stock issuance as of December 31, 2007. The Company paid fees and expenses of $4.2 million related to this transaction, which included an underwriting discount of $3.4 million. The Series A preferred stock was offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act.
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The Company maintains a deferred compensation plan (“Deferred Compensation Plan”). This plan is available to directors and certain officers and managers of the Company. On June 27, 2007, the Board of Directors of the Company approved amendments to the General Cable Supplemental Executive Retirement Plan (“SERP”) and the General Cable Corporation Deferred Compensation Plan (“DCP”) in order to merge the SERP into the DCP. The plan allows participants to defer all or a portion of their directors’ fees and/or salary and annual bonuses, as applicable, and it permits participants to elect to contribute and defer all or any portion of their nonvested stock, restricted stock and stock awards. All deferrals to the participants’ accounts vest immediately; Company contributions vest according to the vesting schedules in the qualified plan and nonvested stock and restricted stock vests according to the schedule designated by the award. The Company makes matching and retirement contributions (currently equal to 6%) of compensation paid over the maximum allowed for qualified pension benefits, whether or not the employee elects to defer any compensation. The Deferred Compensation Plan does not have dollar limits on tax-deferred contributions. The assets of the Deferred Compensation Plan are held in a Rabbi Trust (“Trust”) and, therefore, are available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency of the Company. Participants have the right to request that their account balance be determined by reference to specified investment alternatives (with the exception of the portion of the account which consists of deferred nonvested and subsequently vested stock and restricted stock). With certain exceptions, these investment alternatives are the same alternatives offered to participants in the General Cable Retirement and Savings Plan for Salaried Associates. In addition, participants have the right to request that the Plan Administrator re-allocate the deferral among available investment alternatives; provided, however that the Plan Administrator is not required to honor such requests. Distributions from the plan are generally made upon the participants’ termination as a director and/or employee, as applicable, of the Company. Participants receive payments from the plan in cash, either as a lump sum payment or through equal annual installments from between one and ten years, except for the nonvested and subsequently vested stock and restricted stock, which the participants receive in shares of General Cable stock. The Company accounts for the Deferred Compensation Plan in accordance with EITF 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested.”
Assets of the Trust, other than the nonvested and subsequently vested stock and restricted stock of the Company, are invested in funds covering a variety of securities and investment strategies, approximately 86% are invested in mutual funds and the remaining 14% are invested in a General Cable stock fund. Mutual funds available to participants are publicly quoted and reported at market value. The Company accounts for these investments as available-for-sale securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Trust also holds nonvested and subsequently vested stock and restricted stock shares of the Company. The Company’s nonvested and subsequently vested and restricted stock that is held by the Trust has been accounted for in additional paid-in capital since the adoption of SFAS 123(R) on January 1, 2006, and prior to that date, had been accounted for in other shareholders’ equity in the consolidated balance sheet, and the market value of this nonvested and subsequently vested stock and restricted stock was $45.8 million as of December 31, 2007 and $30.5 million as of December 31, 2006. The market value of the assets held by the Trust, exclusive of the market value of the shares of the Company’s nonvested and subsequently vested stock and restricted stock, at December 31, 2007 and December 31, 2006 was $18.2 million and $12.3 million, respectively, and is classified as “other non-current assets” in the consolidated balance sheet. Amounts payable to the plan participants at December 31, 2007 and December 31, 2006, excluding the market value of the shares of the Company’s nonvested and subsequently vested stock and restricted stock, was $21.1 million and $12.3 million, respectively, and is classified as “other liabilities” in the consolidated balance sheet. The total aggregate net gain/loss in accumulated other comprehensive income was $7.2 million and $6.4 million as of December 31, 2007 and 2006, respectively. Additionally, the gross realized gain/loss included in the consolidated statement of operations was $0.6 million and $1.9 million for 2007and 2006, respectively. The net unrealized holding gain/loss on available for sale securities included in accumulated other comprehensive income was $0.8 million and $2.9 million as of December 31, 2007 and 2006, respectively. The Company uses the specific identification method to determine the cost of the securities sold or reclassified out of accumulated other comprehensive income and into earnings.
In accordance with EITF 97-14, all market value fluctuations of the Trust assets, exclusive of the shares of nonvested and subsequently vested stock and restricted stock of the Company, have been reflected in other comprehensive income (loss). Increases or decreases in the market value of the deferred compensation liability, excluding the shares of nonvested and subsequently vested stock and restricted stock of the Company held by the Trust, are included as compensation expense in the consolidated statements of operations. Based on the changes in the total market value of the Trust’s assets, exclusive of the nonvested and subsequently vested stock and restricted stock, the Company recorded net compensation expense of $0.6 million in 2007, $2.9 million in 2006, and $1.1 million in 2005. See Note 15 for compensation costs recorded on nonvested and subsequently vested stock shares and restricted stock.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The components of accumulated other comprehensive income (loss) consisted of the following (in millions):

	December 31,
	2007	2006
Foreign currency translation adjustment	$96.1	$44.8
Defined benefit plan adjustments, net of tax	(22.2)	(27.0)
Change in fair value of derivatives, net of tax	(64.8)	(20.2)
Unrealized investment gains, net of tax	7.2	6.4
Adoption of SFAS 158, net of tax	(7.0)	(7.0)
Other	0.3	0.4

Total	$9.6	$(2.6)

15. Share-Based Compensation
The adoption of SFAS 123(R)’s fair value method has resulted in share-based expense in the amount of $2.0 million and $1.1 million related to stock options for the year ended December 31, 2007 and December 31, 2006, respectively, which is included as a component of selling, general and administrative expenses. No compensation expense related to stock options was recorded during the years ended December 31, 2005 under APB 25. In addition, the Company continued to record compensation expense related to nonvested stock awards as a component of selling, general and administrative expense. The years ended December 31, 2007 and December 31, 2006 included $0.3 million and $1.3 million, respectively, of compensation costs related to performance-based nonvested stock awards (as compared to $1.1 million for the year ended December 31, 2005) and $3.5 million and $2.5 million, respectively related to all other nonvested stock awards (as compared to $0.6 million for the year ended December 31, 2005). The Company recorded an expense of $0.5 million related to stock unit awards in 2007 and immaterial amount in 2006. For the year ended December 31, 2007, all share-based compensation costs lowered pre-tax earnings by $6.3 million, lowered net income by $3.8 million, and lowered basic and diluted earnings per share by $0.07 per share. A summary of all share-based compensation expense, along with the related income tax benefit, for each of the past three years is as follows (in million):

	Year Ended December 31,
	2007	2006	2005
Share-based compensation expense recognized	$6.3	$4.9	$1.7
Income tax benefit recognized	2.5	1.8	0.6

After-tax share-based compensation expense	$3.8	$3.1	$1.1

During the years ended December 31, 2007, 2006 and 2005, cash received from stock option exercises was $5.0 million, $22.7 million, and $2.6 million, respectively. The total tax benefit to be realized for tax deductions from these option exercises was $7.4 million, $17.7 million, and $0.4 million, respectively. The $32.5 million tax deduction for all share-based compensation for the year ended December 31, 2007, includes $11.1 million of excess tax benefits that are classified as a financing cash flow and would have been classified as an operating cash inflow prior to the adoption of SFAS 123(R). The Company has elected the alternative method, as discussed in SFAS 123(R)-3, to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R).
General Cable currently has share-based compensation awards outstanding under three plans. These plans allow the Company to fulfill its incentive award obligations generally by granting nonqualified stock options and nonvested stock awards. New shares are issued when nonqualified stock options are exercised and when nonvested stock awards are granted. There have been no material modifications made to these plans during the year ended December 31, 2007. On May 10, 2005, the General Cable Corporation 2005 Stock Incentive Plan (“2005 Plan”) was approved and replaced the two previous equity compensation plans, the 1997 Stock Incentive Plan and the 2000 Stock Option Plan. The Compensation Committee of the Board of Directors will no longer grant any awards under the previous plans but will continue to administer awards which were previously granted under the 1997 and 2000 plans. The 2005 Plan authorized a maximum of 1,800 thousand shares to be granted. Shares reserved for future grants, including options, under the 2005 Plan, approximated 1,011 thousand at December 31, 2007.
The 2005 Stock Incentive Plan authorizes the following types of awards to be granted: (i) Stock Options (both Incentive Stock Options and Nonqualified Stock Options); (ii) Stock Appreciation Rights; (iii) Nonvested and Restricted Stock

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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
A summary of stock option activity for the year ended December 31, 2007, is as follows (options in thousands and aggregate intrinsic value in millions):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term	Value
Outstanding at December 31, 2006	1,089	$12.22
Granted	218	61.19
Exercised	(405)	12.44
Forfeited or Expired	(14)	29.61

Outstanding at December 31, 2007	888	$23.88	6.3 years	$43.9

Exercisable at December 31, 2007	441	$9.65	4.1 years	$28.1

Options expected to vest in the next twelve months	179	$24.96	7.5 years	$8.7

During the years ended December 31, 2007, 2006 and 2005, the weighted average grant date fair value of options granted was $24.76, $12.75, and $5.56, respectively, the total intrinsic value of options exercised was $19.4 million, $50.9 million, and $1.5 million, respectively, and the total fair value of options vested during the periods was $0.3 million, $2.7 million, and $5.0 million, respectively. At December 31, 2007, the total compensation cost related to nonvested options not yet recognized was $4.4 million with a weighted average expense recognition period of 2.5 years.
The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model using the following weighted-average assumptions:

	Year Ended December 31,
	2007	2006	2005
Risk-free interest rate(1)	3.8%	4.7%	3.7%
Expected dividend yield(2)	N/A	N/A	N/A
Expected option life(3)	3.9 years	4.6 years	5.5 years
Expected stock price volatility(4)	47.5%	62.6%	45.3%
Weighted average fair value of options granted	$24.76	$12.75	$5.56

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(1)	Risk-free interest rate – This is the U.S. Treasury rate at the end of the period in which the option was granted having a term approximately equal to the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.

(2)	Expected dividend yield – The Company has not made any dividend payments on common stock since 2002 and it does not have plans to pay dividends on common stock in the foreseeable future. Any dividends paid in the future will decrease compensation expense.

(3)	Expected option life – This is the period of time over which the options granted are expected to remain outstanding and is based on historical experience. Options granted have a maximum term of ten years. An increase in expected life will increase compensation expense.

(4)	Expected stock price volatility – This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. The Company uses actual historical changes in the market value of the Company’s stock to calculate the volatility assumption as it is management’s belief that this is the best indicator of future volatility. An increase in the expected volatility will increase compensation expense.
Additional information regarding options outstanding as of December 31, 2007 is as follows (options in thousands):

			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
Range of	Options	Exercise	Contractual	Options	Exercise
Option Prices	Outstanding	Price	Life	Exercisable	Price
$0 - $14	518	$9.27	5.3 years	380	$8.29
$14 - $28	156	21.03	5.4 years	61	18.03
$28 - $42	0.7	31.98	8.3 years	0.1	31.98
$42 - $56	91	50.97	9.1 years	—	—
$56 - $70	122	69.29	9.9 years	—	—
Nonvested Stock
The majority of the nonvested stock and stock unit awards issued under the 2005 Plan are restricted as to transferability and salability with these restrictions being removed in equal annual installments over the five-year period following the grant date. The majority of the nonvested stock awards issued under the 1997 Plan are restricted as to transferability and salability with these restrictions expiring ratably over a three-year or five-year period, expiring after six years from the date of grant or expiring ratably from the second anniversary to the sixth anniversary of the date of grant. A minimal amount of immediately vesting restricted stock held by certain members of the Company’s Board of Directors in the Deferred Compensation Plan is included in this presentation as nonvested stock.
During the first quarter of 2001 and 2004, approximately 356 thousand and 341 thousand, respectively, nonvested common stock shares with performance accelerated vesting features were awarded to certain senior executives and key employees under the Company’s 1997 Stock Incentive Plan, as amended. The nonvested shares vest either six years from the date of grant or ratably from the second anniversary of the date of grant to the sixth anniversary unless certain performance criteria are met. The performance measure used to determine vesting is either the Company’s stock price or earnings per share. As of December 31, 2007, all shares issued with performance accelerated vesting features had fully vested and all related compensation costs had been recognized.
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
A summary of all nonvested stock and restricted stock units activity for the year ended December 31, 2007, is as follows (shares in thousands):

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

		Weighted
		Average
	Shares	Grant Date
	Outstanding	Fair Value
Balance At December 31, 2006	712	$16.19
Granted	209	62.69
Vested	(276)	12.85
Forfeited	(28)	26.58

Balance At December 31, 2007	617	$32.88

The weighted-average grant date fair value of all nonvested shares granted, the total fair value (in millions) of all nonvested shares granted, and the fair value (in millions) of all shares that have vested during each of the past three years is as follows:

	Year Ended December 31,
	2007	2006	2005
Weighted-average grant date fair value	$62.69	$25.95	$12.07

Fair value of nonvested shares granted	$13.1	$7.2	$4.0

Fair value of shares vested	$13.4	$7.7	$0.2

As of December 31, 2007, there was $15.8 million of total unrecognized compensation cost related to all nonvested stock. The cost is expected to be recognized over a weighted average period of 3.9 years. There are 183 thousand nonvested stock and restricted stock units with a weighted average grant price of $19.31 and a fair value of $13.4 million expected to vest in 2008.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
16. Earnings Per Common Share of Continuing Operations
A reconciliation of the numerator and denominator of earnings per common share of continuing operations-basic to earnings per common share of continuing operations-assuming dilution is as follows (in millions, except per share data):

	Year Ended December 31,
	2007	2006	2005
EPS from continuing operations — basic:
Income from continuing operations	$208.6	$135.3	$39.2
Less: Preferred stock dividends on convertible stock	(0.3)	(0.3)	(0.4)
Preferred stock dividends on converted stock	—	—	(5.3)
Inducement payment and offering costs	—	—	(16.3)

Income from continuing operations for basic EPS computation(1)	$208.3	$135.0	$17.2

Weighted average shares outstanding for basic EPS computation(2)	51.2	50.0	41.1

Earnings per common share from continuing operations — basic	$4.07	$2.70	$0.42

EPS from continuing operations — assuming dilution:
Income from continuing operations	$208.6	$135.3	$39.2
Less: Preferred stock dividends on convertible stock, if applicable	—	—	(0.4)
Preferred stock dividends on converted stock, if applicable	—	—	(5.3)
Inducement payment and offering costs, if applicable	—	—	(16.3)

Income from continuing operations for diluted EPS computation(1)	$208.6	$135.3	$17.2

Weighted average shares outstanding including nonvested shares	52.2	51.0	41.1
Dilutive effect of convertible bonds	1.5
Dilutive effect of stock options and restricted stock units	0.4	0.5	0.8
Dilutive effect of assumed conversion of preferred stock, if applicable	0.5	0.5	—

Weighted average shares outstanding for diluted EPS computation(2)	54.6	52.0	41.9

Earnings per common share from continuing operations — assuming dilution	$3.82	$2.60	$0.41

(1)	Numerator

(2)	Denominator
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
The $16.6 million cash payment, which included approximately $1.0 million in costs related to the inducement offer, was recorded in the fourth quarter of 2005. As set forth in Emerging Issues Task Force (EITF) Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” when convertible preferred stock is converted pursuant to an inducement offer, the excess of the fair value of the consideration transferred in the

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
transaction to the holders of the convertible preferred stock over the fair value of the securities issuable pursuant to the original conversion terms should be subtracted from net income to arrive at net income applicable to common shareholders in the calculation of earnings per share. As such, the inducement payment and offering costs paid by the Company in connection with the inducement offer resulted in a reduction of net income available to common shareholders.
As of December 31, 2005, 129,916 shares, or 6.28%, of the Series A preferred stock remained outstanding under the original terms of the Series A preferred stock issuance, and all shares of Series A preferred stock surrendered for conversion in the inducement offer were canceled and retired. As set forth in EITF Topic D-53, “Computation of Earnings per Share for a Period That Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock,” when a company enters into an induced conversion of only a portion of a class of the company’s outstanding preferred stock, any excess consideration should be attributed to the converted shares, and the converted shares should be considered separately from the shares that were not converted for purposes of applying the “if-converted” method from the beginning of the period. As such, for purposes of General Cable’s computation of diluted net income per common share for the year ended December 31, 2005, the portion of the Company’s Series A preferred stock that was converted was considered separately from the portion of the Company’s Series A preferred stock that was not converted. The inducement payment and offering costs paid by the Company in connection with the inducement offer were attributed to the portion of the Company’s Series A preferred stock that was converted. As a result, conversion of the portion of the Company’s Series A preferred stock that was converted into 9,696,075 weighted average common shares outstanding for the year ended December 31, 2005 was not assumed because the resulting impact on the calculation of diluted net income per common share would have been anti-dilutive. The portion of the Company’s Series A preferred stock that was not converted was also not assumed because the resulting impact on the calculation of diluted net income per common share would have been anti-dilutive. As of December 31, 2007, 101,940 shares of the Series A preferred stock remained outstanding under the original terms of the Series A preferred stock issuance.
The earnings per common share — assuming dilution computation also excludes the impact of an insignificant amount of stock options and restricted stock units in 2007 and 2006 and 0.4 million stock options and restricted stock units in 2005 because their impact was anti-dilutive.
Certain effects on diluted net income per common share may result in future periods as a result of the Company’s issuance of (i) $355.0 million in 0.875% Convertible Notes and the Company’s entry into note hedge and warrant agreements during the fourth quarter of 2006 and (ii) $475.0 million in 1.00% Senior Convertible Notes during the fourth quarter of 2007. See Note 10 for a description of the key terms of these transactions.
Under EITF 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share”, and EITF 90-19, and because of the Company’s obligation to settle the par value of the 0.875% Convertible Notes and 1.00% Senior Convertible Notes in cash, the Company is not required to include any shares underlying the 0.875% Convertible Notes and 1.00% Senior Convertible Notes in its weighted average shares outstanding — assuming dilution until the average stock price per share for the quarter exceeds the $50.36 and $83.93 conversion price of the 0.875% Convertible Notes and 1.00% Senior Convertible Notes, respectively, and only to the extent of the additional shares that the Company may be required to issue in the event that the Company’s conversion obligation exceeds the principal amount of the 0.875% Convertible Notes converted and the 1.00% Senior Convertible Notes.
Regarding the 0.875% Convertible Notes, these conditions had been met as of December 31, 2007 and 1.5 million shares that were considered issuable under the “treasury” method of accounting for the share dilution, have been included in the Company’s earning per share — assuming dilution calculation based upon the amount by which the average stock price of $63.28 exceeds the conversion price. On February 22, 2008, the Company’s average stock price for 2008 was $59.79 per share, or $9.43 per share above the conversion price. If this stock price is the average price per share for the first quarter, approximately 1,111,432 additional shares would be included in the earnings per share — assuming dilution calculation as of the end of the quarter. In addition, shares underlying the warrants will be included in the weighted average shares outstanding — assuming dilution when the average stock price per share for a quarter exceeds the $76.00 strike price of the warrants, and shares underlying the note hedges, per the guidance in SFAS 128, Earnings per Share, will not be included in the weighted average shares outstanding — assuming dilution because the impact of the shares will always be anti-dilutive. The condition to include underlying shares related to the warrants had not been met as of December 31, 2007 and was not met as of February 22, 2008.
The following tables provides examples of how changes in the Company’s stock price would require the inclusion of additional shares in the denominator of the weighted average shares outstanding - assuming dilution calculation for the

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
0.875% Convertible Notes. The table also reflects the impact on the number of shares that the Company would expect to issue upon concurrent settlement of the 0.875% Convertible Notes and the note hedges and warrants.

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
Regarding the 1.00% Senior Convertible Notes, the average stock price threshold conditions had not been met as of December 31, 2007. At any such time in the future the threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earning per share — assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price. On February 22, 2008, the Company’s average stock price for 2008 was $59.79 per share. The condition to include underlying shares had not been met as of December 31, 2007 and was not met as of February 22, 2008 based on the average stock price for 2008.
The following tables provides examples of how changes in the Company’s stock price would require the inclusion of additional shares in the denominator of the weighted average shares outstanding - assuming dilution calculation for the 1.00% Senior Convertible Notes.

	Shares Underlying	Total Treasury
	1.00% Senior	Method Incremental
Share Price	Convertible Notes	Shares(1)
$ 83.93	—	—
$ 93.93	602,288	602,288
$103.93	1,088,861	1,088,861
$113.93	1,490,018	1,490,018
$123.93	1,826,436	1,826,436
$133.93	2,112,616	2,112,616

(1)	Represents the number of incremental shares that must be included in the calculation of fully diluted shares under U.S. GAAP.
17. Segment Information
During the fourth quarter of 2007, General Cable announced a change in the management reporting structure that resulted in a change in the Company’s reportable segments. The Company now conducts its operations through three geographic operating segments — North America, Europe and North Africa, and ROW, which consists of operations in Latin America, Sub-Saharan Africa, Middle East and Asia Pacific. The Company’s operating segments align with the structure of the Company’s internal management organization. All three segments engage in the development, design, manufacturing, marketing and distribution of copper, aluminum, and fiber optic communication, electric utility and electrical infrastructure wire and cable products. In addition to the above products, the ROW segment and the Europe and North Africa segment develops, designs, manufactures, markets and distributes construction products and the ROW segment develops, designs, manufactures, markets and distributes rod mill wire and cable products.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
General Cable has reclassified prior year segment disclosures to conform to the new segment presentation. The change represents only reclassifications between segments and does not change the Company’s consolidated net sales, operating income, identifiable assets, capital expenditures and depreciation expense as reported in previous quarterly and annual filings. The effects of the segment change on previously reported historical results are included in this footnote.
Net revenues as shown below represent sales to external customers for each segment. Intercompany revenues have been eliminated. The Company evaluates segment performance and allocates resources based on segment operating income. Segment operating income represents income from continuing operations before interest income, interest expense, other income (expense), other financial costs or income tax.
Where applicable, “Corporate” represents items necessary to reconcile to the consolidated financial statements, which generally include corporate activity and corporate eliminations. Corporate assets include cash, deferred income taxes, certain property, including property held for sale and prepaid expenses and other certain current and non-current assets. The property held for sale consists of real property remaining from the Company’s closure of certain manufacturing operations in the amount of $2.4 million and $3.1 million as of December 31, 2006 and 2005, respectively. The amount of property held for sale as of December 31, 2007 was immaterial.
North America operating results in 2007 include a pre-tax charge to write-off production equipment of $6.6 million as the Company closed a portion of its telecommunications capacity located primarily at its Tetla, Mexico facility. This action will free approximately 100,000 square feet of manufacturing space, which the Company plans to utilize for other products for the Central and South American markets. Similarly, North America operating results in 2005 included a pre-tax charge of $18.6 million related to the rationalization of certain of the Company’s communications cable manufacturing facilities, which includes a $0.5 million gain from the sale of previously closed manufacturing plant.

	Year Ended December 31
(in millions)	2007	2006	2005

Net sales:
North America	$2,243.7	$2,058.6	$1,574.5
Europe and North Africa	1,939.7	1,446.8	682.0
ROW	431.4	159.7	124.3

Total	$4,614.8	$3,665.1	$2,380.8

Operating Income:
North America	$179.4	$128.9	$36.2
Europe and North Africa	162.4	101.9	54.9
ROW	24.3	5.1	7.4

Total	$366.1	$235.9	$98.5

Total Assets:
North America	$784.9	$728.7	$644.7
Europe and North Africa	1,379.5	985.1	642.8
ROW	1,380.8	94.8	68.8
Corporate	252.8	410.1	166.9

Total	$3,798.0	$2,218.7	$1,523.2

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31
(in millions)	2007	2006	2005
Capital Expenditures:
North America	$41.9	$23.5	$25.0
Europe and North Africa	97.7	44.6	16.3
ROW	14.0	3.0	1.3

Total	$153.6	$71.1	$42.6

Depreciation Expense:
North America	$34.3	$28.6	$26.6
Europe and North Africa	22.0	14.5	8.0
ROW	7.2	2.4	1.8
Corporate	—	—	11.1

Total	$63.5	$45.5	$47.5

Revenues by Major Product Lines Revenues to external customers are attributable to sales of electric utility, electrical infrastructure, construction, communications and rod mill wire and cable product lines.

	Year Ended December 31
	2007	2006	2005
Electric Utility	$1,665.2	$1,366.9	$822.6
Electrical Infrastructure	1,234.1	907.1	575.7
Construction	872.5	662.9	371.7
Communications	807.0	728.2	610.8
Rod Mill Products	36.0	—	—

Total	$4,614.8	$3,665.1	$2,380.8

Geographic Information The following table presents net sales to unaffiliated customers by country of destination for the last three years:

	Year Ended December 31
	2007	2006	2005
United States	$1,933.5	$1,778.7	$1,355.0
Spain	820.9	681.2	441.4
France	546.5	400.8	278.4
Others	1,313.9	804.4	306.0

Total	$4,614.8	$3,665.1	$2,380.8

The following table presents long-lived assets by country as December 31:

	Year Ended December 31
	2007	2006	2005
United States	$235.1	$216.7	$251.3
Spain	187.7	143.5	94.5
France	65.0	29.5	27.7
Others	732.6	94.6	80.2

Total	$1,220.4	$484.3	$453.7

The following summary of net sales, operating profit and identifiable assets by year for North America, Europe and North Africa and ROW, Europe and North Africa and ROW illustrates the segment contribution by quarter as it relates to the change in reportable segments.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
2007

Net Sales	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total

North America	$545.1	$615.2	$583.4	$500.0	$2,243.7
Europe and North Africa	426.0	506.7	493.9	513.1	1,939.7
ROW	38.1	50.6	58.0	284.7	431.4

Operating Profit	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total

North America	$46.8	$56.7	$51.0	$24.9	$179.4
Europe and North Africa	39.3	42.3	36.8	44.0	162.4
ROW	5.0	4.0	4.5	10.8	24.3

Identifiable Assets	Quarter 1	Quarter 2	Quarter 3	Quarter 4

North America	$829.9	$880.5	$863.4	$784.9
Europe and North Africa	1,028.1	1,273.3	1,363.9	1,380.0
ROW	104.9	123.3	125.8	1,386.1
Corporate	368.4	402.6	451.1	247.0
2006

Net Sales	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total

North America	$464.2	$579.5	$535.7	$479.2	$2,058.6
Europe and North Africa	307.4	368.8	368.5	402.1	1,446.8
ROW	32.7	38.8	44.2	44.0	159.7

Operating Profit	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total

North America	$20.2	$41.9	$36.4	$30.4	$128.9
Europe and North Africa	22.3	27.7	27.4	24.5	101.9
ROW	(0.3)	0.8	2.0	2.6	5.1

Identifiable Assets	Quarter 1	Quarter 2	Quarter 3	Quarter 4

North America	$711.2	$772.9	$770.6	$728.7
Europe and North Africa	694.8	814.8	944.8	985.1
ROW	66.0	75.9	81.8	94.8
Corporate	158.0	160.5	162.6	410.1
2005

Net Sales	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total

North America	$353.5	$408.1	$412.6	$400.3	$1,574.5
Europe and North Africa	173.5	167.7	155.1	185.7	682.0
ROW	27.2	32.8	32.8	31.5	124.3

Operating Profit	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total

North America	$8.2	$13.3	$2.9	$11.8	$36.2
Europe and North Africa	13.6	12.4	12.7	16.2	54.9
ROW	2.4	2.3	1.7	1.0	7.4

Identifiable Assets	Quarter 1	Quarter 2	Quarter 3	Quarter 4

North America	$667.2	$676.8	$662.2	$644.7
Europe and North Africa	401.3	407.5	411.7	642.8
ROW	65.1	66.4	75.0	68.8
Corporate	135.0	142.5	133.0	166.9
18. Commitments and Contingencies
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
Notes to Consolidated Financial Statements — (Continued)
each of these matters, the operating unit of General Cable is working with the governmental agencies involved and other PRPs to address environmental claims in a responsible and appropriate manner.
At December 31, 2007 and 2006, General Cable had an accrued liability of approximately $1.8 million and $1.9 million, respectively, for various environmental-related liabilities of which General Cable is aware. American Premier Underwriters Inc., a former parent of General Cable, agreed to indemnify General Cable against all environmental-related liabilities arising out of General Cable’s or its predecessors’ ownership or operation of the Indiana Steel & Wire Company and Marathon Manufacturing Holdings, Inc. businesses (which were divested by General Cable), without limitation as to time or amount. While it is difficult to estimate future environmental-related liabilities accurately, General Cable does not currently anticipate any material adverse impact on its results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.
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
As part of the acquisition of Silec, SAFRAN SA agreed to indemnify General Cable against environmental losses arising from breach of representations and warranties on environmental law compliance and against losses arising from costs General Cable could incur to remediate property acquired based on a directive of the French authorities to rehabilitate property in regard to soil, water and other underground contamination arising before the closing date of the purchase. These indemnities are for a six-year period ending in 2011 while General Cable operates the businesses subject to sharing of certain losses (with SAFRAN covering 100% of losses in year one, 75% in years two and three, 50% in year four, and 25% in years five and six). The indemnities are subject to an overall limit of 4.0 million euros. As of December 31, 2007, there were no claims outstanding under this indemnity.
In addition, Company subsidiaries have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by the Company. As of December 31, 2007, General Cable was a defendant in approximately 1,275 cases brought in various jurisdictions throughout the United States. With regards to the approximately 1,275 remaining cases, General Cable has aggressively defended these cases based upon either lack of product identification as to General Cable manufactured asbestos-containing product and/or lack of exposure to asbestos dust from the use of General Cable product. In the last 20 years, General Cable has had no cases proceed to verdict. In many of the cases, General Cable was dismissed as a defendant before trial for lack of product identification.
For cases outside the Multidistrict Litigation (“MDL”) as of December 31, 2007, Plaintiffs have asserted monetary damages in 389 cases. In 253 of these cases, plaintiffs allege only damages in excess of some dollar amount (about $232.0 thousand per plaintiff); in these cases there are no claims for specific dollar amounts requested as to any defendant. In 135 other cases pending in state and federal district courts (outside the MDL), plaintiffs seek approximately $236.0 million in damages from as many as 110 defendants. In five cases, plaintiffs have asserted damages related to General Cable in the amount of $2.0 million. In addition, in relation to these 389 cases, there are claims of $74.0 million in punitive damages from all of the defendants. However, many of the plaintiffs in these cases allege non-malignant injuries. At December 31, 2007 and 2006,

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
General Cable had accrued, on a gross basis, approximately $5.2 million, respectively, and had recorded approximately $0.5 million, respectively, of insurance recoveries for these lawsuits.
In January 1994, General Cable entered into a settlement agreement with certain principal primary insurers concerning liability for the costs of defense, judgments and settlements, if any, in all of the asbestos litigation described above. Subject to the terms and conditions of the settlement agreement, the insurers are responsible for a substantial portion of the costs and expenses incurred in the defense or resolution of this litigation. In recent years one of the insurers participating in the settlement that was responsible for a significant portion of the contribution under the settlement agreement entered into insurance liquidation proceedings. As a result, the contribution of the insurers has been reduced and the Company has had to bear a larger portion of the costs relating to these lawsuits. Moreover, certain of the other insurers may be financially unstable, and if one or more of these insurers enter into insurance liquidation proceedings, General Cable will be required to pay a larger portion of the costs incurred in connection with these cases. In 2006, the Company reached an approximate $3.0 million settlement in cash for the resolution of one of these insurers’ obligations that effectively exhausted the limits of the insurance company’s policies that were included in the 1994 settlement agreement.
In 2007, the Company acquired the worldwide wire and cable business of Freeport-McMoRan Copper and Gold Inc., which operates as PDIC. As part of this acquisition, the seller agreed to indemnify the Company for certain environmental liabilities existing at the date of the closing of the acquisition. The seller’s obligation to indemnify the Company for these particular liabilities generally survives four years from the date the parties executed the definitive purchase agreement unless the Company has properly notified the seller before the expiry of the four year period. The seller also made certain representations and warranties related to environmental matters and the acquired business and agreed to indemnify the Company for breaches of those representation and warranties for a period of four years from the closing date. Indemnification claims for breach of representations and warranties are subject to an overall indemnity limit of approximately $105 million with a deductible of $5.0 million, which generally applies to all warranty and indemnity claims for the transaction.
The Company does not believe that the outcome of the litigation will have a material adverse effect on its consolidated results of operations, financial position or cash flows.
General Cable is also involved in various routine legal proceedings and administrative actions. Such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on its result of operations, cash flows or financial position.
The General Cable Executive Severance Benefit Plan (“Severance Plan”), effective January 1, 2008, applicable to the Company’s executive officers includes a change in control provision such that the executives may receive payments or benefits in accordance with the Severance Plan to the extent that both a change of control and a triggering event, each as defined in the Severance Plan, occur. Unless there are circumstances of ineligibility, as defined, the Company must provide payments and benefits upon both a change in control and a triggering event. A similar existing severance policy that entitled certain executives to payments and benefits upon a change in control was terminated effective December 31, 2007.
General Cable has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. Future minimum rental payments required under non-cancelable lease agreements at December 31, 2007 were as follows: 2008 — $10.3 million, 2009 — $7.6 million, 2010 — $6.5 million, 2011 — $4.7 million, 2012 - $2.2 million and thereafter $5.3 million. Rental expense recorded in income from continuing operations was $14.4 million, $11.3 million and $12.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.
In conjunction with the assessment that the Company carried out as a result of the requirements of FIN 47, “Accounting for Conditional Asset Retirement Obligations,” the Company has estimated environmental liabilities that it may be required to incur upon future retirement of fixed assets. The Company identified, evaluated and recorded an immaterial amount that represents under existing legislation the Company’s liability to dispose of certain environmental hazards upon a demolition or major renovation of the facilities.
In Europe and North Africa as it relates to the 2005 purchase of shares of Silec Cable, S.A.S (Silec), the Company has pledged to the bank the following; Silec Cable, S.A.S shares, segment assets such as land and buildings and General Cable Spain and Portugal have been designated as guarantors.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
As of December 31, 2007, the Company had $95.1 million in letters of credit, $112.0 million in various performance bonds and $237.5 million in other guarantees. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self insurance claims, defined benefit plan obligations, contract performance and quality and other various bank financing guarantees.
19. Unconsolidated Affiliated Companies
Unconsolidated affiliated companies are those in which the Company generally owns less than 50 percent of the outstanding voting shares. The Company does not control these companies and accounts for its investments in them on the equity basis. The investments in these companies primarily consist of PDTL Trading Company Ltd. (49.00 percent ownership), Phelps Dodge Philippines, Inc. (39.99 percent ownership), Colada Continua Chilena, S.A. (40.79 percent ownership), and Keystone Electric Wire & Cable Co., Ltd. (20.00 percent ownership). The unconsolidated affiliated companies primarily manufacture or market wire and cable products in our ROW segment. As of December 31, 2007, the Company has recorded on its consolidated balance sheet an investment in unconsolidated affiliated companies of $29.5 million. The Company’s share of the income of these companies is reported in the consolidated statement of operations under “Equity in net earnings of affiliated companies.” In 2007, equity in net earnings of affiliated companies was $0.4 million.
20. Quarterly Operating Results (Unaudited)
The interim financial information is unaudited. In the opinion of management, the interim financial information reflects all adjustments necessary for a fair presentation of quarterly financial information. Quarterly results have been influenced by seasonal factors inherent in General Cable’s businesses. The sum of the quarters’ earnings per share amounts may not add to full year earnings per share because each quarter is calculated independently, and the sum of the quarters’ other figures may not add to the full year because of rounding. Summarized historical quarterly financial data for 2007 and 2006 are set forth below (in millions, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2007(1)
Net sales	$1,009.2	$1,172.5	$1,135.3	$1,297.8
Gross profit	849.4	173.1	163.5	166.3
Net income	37.9	62.9	61.2	46.7
Net income applicable to common shareholders	37.8	62.8	61.1	46.6

Earnings per common share — basic	$0.74	$1.23	$1.19	$0.91
Earnings per common share — assuming dilution	$0.71	$1.15	$1.11	$0.84

Earnings per common share — basic	$0.74	$1.23	$1.19	$0.91
Earnings per common share — assuming dilution	$0.71	$1.15	$1.11	$0.84

2006(2)
Net sales	$804.3	$987.1	$948.4	$925.3
Gross profit	97.6	129.5	122.0	121.9
Net income	21.4	41.5	37.1	35.4
Net income applicable to common shareholders	21.3	41.4	37.0	35.3

Earnings per common share — basic	$0.43	$0.81	$0.74	$0.70
Earnings per common share — assuming dilution	$0.41	$0.80	$0.71	$0.67

Earnings per common share — basic	$0.43	$0.81	$0.74	$0.70
Earnings per common share — assuming dilution	$0.41	$0.80	$0.71	$0.67

(1)	Results for the second and fourth quarters of 2007 include benefits from deferred tax valuation allowance releases of $5.7 million and $3.0 million, respectively.

(2)	Results for the second and fourth quarters of 2006 include benefits from deferred tax valuation allowance releases of $3.7 million and $2.6 million, respectively.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
21. Supplemental Guarantor Information
General Cable Corporation and its U.S. wholly-owned subsidiaries fully and unconditionally guarantee the $475 million of 1.00% Senior Convertible Notes, the $355.0 million of 0.875% Convertible Notes and the $325 million of 7.125% Senior Notes due in 2017 and Senior Floating Rate Notes of General Cable Corporation (the Issuer) on a joint and several basis. The following presents financial information about the Issuer, guarantor subsidiaries and non-guarantor subsidiaries in millions. All of the Company’s subsidiaries are “restricted subsidiaries” for purposes of the 1.00% Senior Convertible Notes and 0.875% Convertible Notes. Intercompany transactions are eliminated.
Condensed Statements of Operations
Year Ended December 31, 2007

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$2,208.5	$2,406.3	$—	$4,614.8
Intercompany	48.7	—	—	(48.7)	—

	48.7	2,208.5	2,406.3	(48.7)	4,614.8
Cost of sales	—	1,887.7	2,064.4	—	3,952.1

Gross profit	48.7	320.8	341.9	(48.7)	662.7
Selling, general and administrative expenses	44.5	144.1	156.7	(48.7)	296.6

Operating income	4.2	176.7	185.2	—	366.1
Other income (expense)	1.2	0.2	(4.8)	—	(3.4)
Interest income (expense):
Interest expense	(33.3)	(68.0)	(17.9)	70.8	(48.4)
Interest income	74.7	5.5	9.4	(70.8)	18.8
Loss on extinguishment of debt	(25.3)	—	—	—	(25.3)

	16.1	(62.5)	(8.5)	—	(54.9)

Income before income taxes	21.5	114.4	171.9	—	307.8
Income tax provision	(7.8)	(41.0)	(50.6)	—	(99.4)
Minority interest	—	—	(0.2)	—	(0.2)
Equity in net earnings of affiliated companies	194.9	121.5	0.4	(316.4)	0.4

Net income (loss)	208.6	194.9	121.5	(316.4)	208.6
Less: preferred stock dividends	(0.3)	—	—	—	(0.3)

Net income (loss) applicable to common shareholders	$208.3	$194.9	$121.5	$(316.4)	$208.3

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Condensed Statements of Operations
Year Ended December 31, 2006

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$2,028.1	$1,637.0	$—	$3,665.1
Intercompany	50.1	—	—	(50.1)	—

	50.1	2,028.1	1,637.0	(50.1)	3,665.1
Cost of sales	—	1,774.6	1,419.5	—	3,194.1

Gross profit	50.1	253.5	217.5	(50.1)	471.0
Selling, general and administrative expenses	46.1	133.3	105.8	(50.1)	235.1

Operating income	4.0	120.2	111.7	—	235.9
Other income (expense)	—	(0.3)	0.2	—	(0.1)
Interest income (expense):
Interest expense	(27.8)	(61.6)	(8.6)	58.0	(40.0)
Interest income	55.9	1.3	5.2	(58.0)	4.4

	28.1	(60.3)	(3.4)	—	(35.6)

Income before income taxes	32.1	59.6	108.5	—	200.2
Income tax provision	(11.7)	(20.1)	(33.1)	—	(64.9)
Equity in net earnings of affiliated companies	114.9	75.4	—	(190.3)	—

Net income (loss)	135.3	114.9	75.4	(190.3)	135.3
Less: preferred stock dividends	(0.3)	—	—	—	(0.3)

Net income (loss) applicable to common shareholders	$135.0	$114.9	$75.4	$(190.3)	$135.0

Condensed Statements of Operations
Year Ended December 31, 2005

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,559.3	$821.5	$—	$2,380.8
Intercompany	480.4	—	—	(480.4)	—

	480.4	1,559.3	821.5	(480.4)	2,380.8
Cost of sales	414.8	1,426.7	699.8	(431.2)	2,110.1

Gross profit	65.6	132.6	121.7	(49.2)	270.7
Selling, general and administrative expenses	58.6	106.7	56.1	(49.2)	172.2

Operating income	7.0	25.9	65.6	—	98.5
Other expense	—	—	(0.5)	—	(0.5)
Interest income (expense):
Interest expense	(27.8)	(49.5)	(3.2)	40.6	(39.9)
Interest income	38.4	2.0	3.1	(40.6)	2.9

	10.6	(47.5)	(0.1)	—	(37.0)

Income (loss) before income taxes	17.6	(21.6)	65.0	—	61.0
Income tax (provision) benefit	(6.2)	4.6	(20.2)	—	(21.8)
Equity in net earnings of affiliated companies	27.8	44.8	—	(72.6)	—

Net income (loss)	39.2	27.8	44.8	(72.6)	39.2
Less: preferred stock dividends	(22.0)	—	—	—	(22.0)

Net income (loss) applicable to common shareholders	$17.2	$27.8	$44.8	$(72.6)	$17.2

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Condensed Balance Sheets
December 31, 2007

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$7.2	$13.2	$305.3	$—	$325.7
Receivables, net of allowances	—	241.1	880.3	—	1,121.4
Inventories	—	301.4	627.4	—	928.8
Deferred income taxes	4.5	104.7	31.1	—	140.3
Prepaid expenses and other	8.1	21.1	32.2	—	61.4

Total current assets	19.8	681.5	1,876.3	—	2,577.6

Property, plant and equipment, net	0.7	185.4	552.7	—	738.8
Deferred income taxes	—	21.1	21.5	—	42.6
Intercompany accounts	944.2	487.7	305.1	(1,737.0)	—
Investment in subsidiaries	815.8	914.8	—	(1,730.6)	—
Goodwill	—	—	116.1	—	116.1
Intangible assets, net	—	0.7	236.0	—	236.7
Unconsolidated affiliated companies	—	—	29.5	—	29.5
Other non-current assets	23.4	25.3	8.0	—	56.7

Total assets	$1,803.9	$2,316.5	$3,145.2	$(3,467.6)	$3,798.0

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$133.3	$804.0	$—	$937.3
Accrued liabilities	(15.1)	151.9	290.5	—	427.3
Current portion of long-term debt	355.0	1.0	144.9	—	500.9

Total current liabilities	339.9	286.2	1,239.4	—	1,865.5

Long-term debt	800.0	71.4	26.5	—	897.9
Deferred income taxes	—	—	118.5	—	118.5
Intercompany accounts	0.5	1,042.3	694.2	(1,737.0)	—
Other liabilities	12.2	100.8	77.0	—	190.0

Total liabilities	1,152.6	1,500.7	2,155.6	(1,737.0)	3,071.9

Minority interests in consolidated subsidiaries	—	—	74.8	—	74.8

Total shareholders’ equity (deficit)	651.3	815.8	914.8	(1,730.6)	651.3

Total liabilities and shareholders’ equity	$1,803.9	$2,316.5	$3,145.2	$(3,467.6)	$3,798.0

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Condensed Balance Sheets
December 31, 2006

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$197.7	$10.9	$101.9	$—	$310.5
Receivables, net of allowances	—	234.0	489.7	—	723.7
Inventories	—	284.3	278.8	—	563.1
Deferred income taxes	4.8	86.9	12.4	—	104.1
Prepaid expenses and other	3.5	19.8	9.6	—	32.9

Total current assets	206.0	635.9	892.4	—	1,734.3

Property, plant and equipment, net	0.7	175.3	240.7	—	416.7
Deferred income taxes	—	16.8	12.0	—	28.8
Intercompany accounts	798.1	93.1	95.6	(986.8)	—
Investment in subsidiaries	124.4	341.8	—	(466.2)	—
Other non-current assets	13.8	20.8	4.3	—	38.9

Total assets	$1,143.0	$1,283.7	$1,245.0	$(1,453.0)	$2,218.7

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$183.8	$471.6	$—	$655.4
Accrued liabilities	17.8	122.3	144.2	—	284.3
Current portion of long-term debt	—	1.0	54.5	—	55.5

Total current liabilities	17.8	307.1	670.3	—	995.2

Long-term debt	640.0	12.2	32.9	—	685.1
Deferred income taxes	—	—	13.2	—	13.2
Intercompany accounts	38.5	782.4	165.9	(986.8)	—
Other liabilities	12.3	57.6	20.9	—	90.8

Total liabilities	708.6	1,159.3	903.2	(986.8)	1,784.3

Total shareholders’ equity (deficit)	434.4	124.4	341.8	(466.2)	434.4

Total liabilities and shareholders’ equity	$1,143.0	$1,283.7	$1,245.0	$(1,453.0)	$2,218.7

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Condensed Statements of Cash Flows
Year Ended December 31, 2007

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$(1.9)	$127.3	$106.3	$—	$231.7

Cash flows of investing activities:
Capital expenditures	(0.2)	(40.8)	(112.6)	—	(153.6)
Acquisitions, net of cash acquired	—	—	(634.8)	—	(634.8)
Proceeds from acquisitions including cash acquired	—	—	28.0	—	28.0
Proceeds from properties sold	—	0.4	0.7	—	1.1
Intercompany accounts	(647.5)	—	—	647.5	—
Other, net	(1.7)	1.2	—	—	(0.5)

Net cash flows of investing activities	(649.4)	(39.2)	(718.7)	647.5	(759.8)

Cash flows of financing activities:
Dividends paid	(0.3)	—	—	—	(0.3)
Settlement net investment swap	(30.5)	—	—	—	(30.5)
Excess tax benefits from stock-based compensation	11.1	—	—	—	11.1
Intercompany accounts	—	(145.5)	793.0	(647.5)	—
Proceeds from revolving credit borrowings	—	100.0	—	—	100.0
Repayments of revolving credit borrowings	—	(40.0)	—	—	(40.0)
Issuance of long-term debt, net of fees & expenses	800.0	—	—	—	800.0
Payment of deferred financing fees	(19.0)	—	—	—	(19.0)
Repayments of long-term debt, including fees & expenses	(305.5)	—	—	—	(305.5)
Proceeds (repayments) of other debt	—	(0.8)	8.1	—	7.3
Proceeds from exercise of stock options	5.0	—	—	—	5.0

Net cash flows of financing activities	460.8	(86.3)	801.1	(647.5)	528.1

Effect of exchange rate changes on cash and cash equivalents	—	0.5	14.7	—	15.2

Increase in cash and cash equivalents	(190.5)	2.3	203.4	—	15.2
Cash and cash equivalents — beginning of period	197.7	10.9	101.9	—	310.5

Cash and cash equivalents — end of period	$7.2	$13.2	$305.3	$—	$325.7

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Condensed Statements of Cash Flows
Year Ended December 31, 2006

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$54.1	$(39.9)	$79.8	$—	$94.0

Cash flows of investing activities:
Capital expenditures	(0.6)	(21.9)	(48.6)	—	(71.1)
Acquisitions, net of cash acquired	—	—	(26.9)	—	(26.9)
Proceeds from properties sold	—	0.1	0.7	—	0.8
Intercompany accounts	(198.7)	—	—	198.7	—
Other, net	—	1.4	—	—	1.4

Net cash flows of investing activities	(199.3)	(20.4)	(74.8)	198.7	(95.8)

Cash flows of financing activities:
Dividends paid	(0.3)	—	—	—	(0.3)
Excess tax benefits from stock-based compensation	19.0	—	—	—	19.0
Intercompany accounts	—	173.7	25.0	(198.7)	—
Proceeds from revolving credit borrowings	—	264.1	—	—	264.1
Repayments of revolving credit borrowings	—	(379.2)	—	—	(379.2)
Proceeds of other debt	—	1.8	5.1	—	6.9
Issuance of long-term debt, net of fees & expenses	355.0	—	—	—	355.0
Payment of deferred financing fees	(9.4)	—	—	—	(9.4)
Purchase of note hedges	(124.5)	—	—	—	(124.5)
Proceeds from issuance of warrants	80.4	—	—	—	80.4
Proceeds from exercise of stock options	22.7	—	—	—	22.7

Net cash flows of financing activities	342.9	60.4	30.1	(198.7)	234.7

Effect of exchange rate changes on cash and cash equivalents	—	(0.3)	5.7	—	5.4

Increase in cash and cash equivalents	197.7	(0.2)	40.8	—	238.3
Cash and cash equivalents — beginning of period	—	11.1	61.1	—	72.2

Cash and cash equivalents — end of period	$197.7	$10.9	$101.9	$—	$310.5

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Condensed Statements of Cash Flows
Year Ended December 31, 2005

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$(18.4)	$66.6	$72.8	$—	$121.0

Cash flows of investing activities:
Capital expenditures	—	(24.0)	(18.6)	—	(42.6)
Acquisitions, net of cash acquired	—	(9.8)	(82.8)	—	(92.6)
Proceeds from properties sold	—	2.4	0.6	—	3.0
Intercompany accounts	37.7	—	—	(37.7)	—
Other, net	—	1.9	(0.2)	—	1.7

Net cash flows of investing activities	37.7	(29.5)	(101.0)	(37.7)	(130.5)

Cash flows of financing activities:
Dividends paid	(22.0)	—	—	—	(22.0)
Intercompany accounts		(69.0)	31.3	37.7	—
Proceeds from revolving credit borrowings	—	327.1	—	—	327.1
Repayments of revolving credit borrowings	—	(290.6)	—	—	(290.6)
Proceeds (repayments) of other debt	—	—	35.4	—	35.4
Proceeds from exercise of stock options	2.6	—	—	—	2.6

Net cash flows of financing activities	(19.4)	(32.5)	66.7	37.7	52.5

Effect of exchange rate changes on cash and cash equivalents	—	—	(7.2)	—	(7.2)

Increase (decrease) in cash and cash equivalents	(0.1)	4.6	31.3	—	35.8
Cash and cash equivalents — beginning of period	0.1	6.5	29.8	—	36.4

Cash and cash equivalents — end of period	$—	$11.1	$61.1	$—	$72.2

Schedule II
GENERAL CABLE CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
(in millions)

	For the Year
	Ended December 31,
	2007	2006	2005
Accounts Receivable Allowances:
Beginning balance	$10.0	$8.6	$16.0
Impact of foreign currency exchange rate change	0.6	0.7	(1.2)
Provision	9.7	2.2	0.4
Write-offs(1)	(2.4)	(1.5)	(6.6)

Ending balance	$17.9	$10.0	$8.6

Deferred Tax Valuation Allowance:
Beginning balance	$21.3	$18.5	$17.5
Additions charged to expense	3.8	2.3	2.5
Additions attributable to acquisitions	6.4	9.8	—
Reductions from utilization and reassessments	(12.2)	(9.3)	(1.5)

Ending balance(2)	$19.3	$21.3	$18.5

(1)	During 2005, the Company’s European operations wrote-off approximately $5.2 million of accounts receivable that had been fully provided for in prior years.

(2)	Impact of Foreign currency exchange rate change was $1.4 million, $0.8 million and $0.1 million in 2007, 2006 and 2005, respectively