Form 10-Q
period 2008-03-28
GENERAL CABLE CORP /DE/
filed 2008-05-07
CIK 886035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 2, 2008
Common Stock, $0.01 per value	52,745,425

GENERAL CABLE CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL STATEMENTS
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

	Three Fiscal Months Ended
	March 28,	March 30,
	2008	2007
Net sales	$1,568.4	$1,009.2

Cost of sales	1,355.7	849.4

Gross profit	212.7	159.8

Selling, general and administrative expenses	97.4	68.7

Operating income	115.3	91.1

Other income	1.4	—

Interest income (expense):
Interest expense	(15.0)	(8.9)
Interest income	2.8	3.0
Loss on extinguishment of debt	—	(25.1)

	(12.2)	(31.0)

Income from continuing operations before income taxes	104.5	60.1
Income tax provision	(36.1)	(22.2)
Minority interest in consolidated subsidiaries	(3.6)	—
Equity in earnings of affiliated companies	1.1	—

Net income	65.9	37.9

Less: preferred stock dividends	(0.1)	(0.1)

Net income applicable to common shareholders	$65.8	$37.8

Earnings per share

Earnings per common share-basic	$1.28	$0.74

Weighted average common shares-basic	51.4	51.1

Earnings per common share-assuming dilution	$1.21	$0.71

Weighted average common shares-assuming dilution	54.5	53.1

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	March 28,	December 31,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$266.7	$325.7
Receivables, net of allowances of $24.3 million at March 28, 2008 and $17.9 million at December 31, 2007	1,415.0	1,121.4
Inventories	987.7	928.8
Deferred income taxes	108.8	123.6
Prepaid expenses and other	122.5	73.7

Total current assets	2,900.7	2,573.2

Property, plant and equipment, net	780.7	738.8
Deferred income taxes	44.7	42.6
Goodwill	122.4	116.1
Intangible assets, net	233.0	236.7
Unconsolidated affiliated companies	31.3	29.5
Other non-current assets	52.9	56.7

Total assets	$4,165.7	$3,793.6

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$1,033.2	$937.3
Accrued liabilities	396.6	397.3
Current portion of long-term debt	204.4	500.9

Total current liabilities	1,634.2	1,835.5

Long-term debt	1,298.7	897.9
Deferred income taxes	123.0	118.5
Other liabilities	193.8	190.0

Total liabilities	3,249.7	3,041.9

Commitments and Contingencies
Minority interest in consolidated subsidiaries	80.8	74.8

Shareholders’ Equity:
Redeemable convertible preferred stock, at redemption value (liquidation preference of $50.00 per share): March 28, 2008 — 76,223 outstanding shares December 31, 2007 — 101,940 outstanding shares	3.8	5.1
Common stock, $0.01 par value, issued and outstanding shares: March 28, 2008 — 52,742,330 (net of 5,142,273 treasury shares) December 31, 2007 — 52,430,149 (net of 5,121,841 treasury shares)	0.6	0.6
Additional paid-in capital	278.3	268.0
Treasury stock	(60.9)	(60.3)
Retained earnings	494.1	428.3
Accumulated other comprehensive income	119.3	35.2

Total shareholders’ equity	835.2	676.9

Total liabilities and shareholders’ equity	$4,165.7	$3,793.6

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Three Fiscal Months Ended
	March 28,	March 30,
	2008	2007
Cash flows of operating activities:
Net income	$65.9	$37.9
Adjustments to reconcile net income to net cash flows of operating activities:
Depreciation and amortization	23.4	14.9
Loss on extinguishment of debt	—	25.1
Foreign currency exchange gain	(1.4)	—
Deferred income taxes	—	(0.8)
Excess tax benefits from stock-based compensation	(5.2)	(3.1)
Loss on disposal of property	3.0	0.6
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Increase in receivables	(244.7)	(91.7)
Increase in inventories	(29.0)	(2.3)
Decrease in other assets	6.8	1.6
Increase in accounts payable, accrued and other liabilities	47.9	17.5

Net cash flows of operating activities	(133.3)	(0.3)

Cash flows of investing activities:
Capital expenditures	(41.6)	(17.1)
Proceeds from properties sold	2.8	0.4
Acquisitions, net of cash acquired	—	(5.9)
Other, net	(0.9)	(0.8)

Net cash flows of investing activities	(39.7)	(23.4)

Cash flows of financing activities:
Preferred stock dividends paid	(0.1)	(0.1)
Excess tax benefits from stock-based compensation	5.2	3.1
Proceeds from revolving credit borrowings	45.8	—
Repayments of revolving credit borrowings	(27.3)	—
Issuance of long-term debt, net of fees and expenses	—	318.3
Repayments of long-term debt, including fees and expenses	—	(300.5)
Proceeds (repayments) of other debt, net	75.6	(11.3)
Proceeds from exercise of stock options	1.7	2.4

Net cash flows of financing activities	100.9	11.9

Effect of exchange rate changes on cash and cash equivalents	13.1	0.3

Decrease in cash and cash equivalents	(59.0)	(11.5)
Cash and cash equivalents — beginning of period	325.7	310.5

Cash and cash equivalents — end of period	$266.7	$299.0

Supplemental Information
Cash paid during the period for:
Income tax payments, net of refunds	$3.9	$5.7

Interest	$2.7	$26.1

Non-cash investing and financing activities:
Issuance of nonvested shares	$2.2	$3.3

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
1. Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements of General Cable Corporation and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three fiscal months ended March 28, 2008, are not necessarily indicative of results that may be expected for the full year. The December 31, 2007, condensed consolidated balance sheet amounts are derived from the audited financial statements but do not include all disclosures herein required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008. The Company’s fiscal year end is December 31. The Company’s fiscal quarters consist of 13-week periods ending on the Friday nearest to the end of the calendar months of March, June and September.
The Company’s condensed consolidated financial statements include the accounts of wholly-owned subsidiaries, majority-owned controlled subsidiaries and variable interest entities where the Company is the primary beneficiary. The Company records its investment in each unconsolidated affiliated company (generally 20-50 percent ownership in which it has the ability to exercise significant influence) at its respective equity in net assets. Other investments (less than 20 percent ownership) are recorded at cost. All intercompany transactions and balances among the consolidated companies have been eliminated.
2. New Accounting Standards
In March 2008, the Financial Accounting Standards Board (FASB) issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities an Amendment of FASB Statement No. 133. Statement No. 161 requires qualitative disclosures about the Company’s objectives and strategies for using derivatives, quantitative disclosures about the fair value of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The Statement is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of adopting SFAS No. 161 on its condensed consolidated financial position, results of operations and cash flows.
In March 2008, the proposed FASB Staff Position (FSP) APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including Partial Cash Settlement) was finalized. The proposed FSP specifies that when issuers of convertible debt instruments recognize interest cost in subsequent periods, they should separately account for the liability and equity components of the instrument in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date. A final FSP is expected to be issued in May 2008. The final FSP will be effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The FSP’s transition provision will require that entities retrospectively apply the FSP for all periods presented. The Company is currently evaluating the impact of adopting FSP APB 14-a on its condensed consolidated financial position, results of operations and cash flows.
In February 2008, FSP No. 157-2 partially delayed the effective date of SFAS No. 157 Fair Value Measurements for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. This FSP is effective for fiscal years beginning after November 15, 2008. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, Business Combinations or FASB No. 141R, Business Combinations. The Company is currently evaluating the impact of adopting FSP No. 157-2 on its condensed consolidated financial position, results of operations and cash flows. As discussed below, the Company has adopted SFAS No. 157 with the exception of FSP No. 157-2 as it relates to nonrecurring non-financial assets and non-financial liabilities.
In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations, and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Statement No. 141 (revised 2007) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)— (Continued)
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
During the three fiscal months ended March 28, 2008, the Company did not change any of its existing accounting policies with the exception of adopting SFAS No. 157, Fair Value Measurements (See FSP No 157-2 discussion above) and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 on January 1, 2008.
•	SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also eliminated the deferral of gains and losses at inception of certain derivative contracts whose fair value was not evidenced by market observable data. SFAS 157 requires that the impact of this change in accounting for derivative contracts be recorded as an adjustment to beginning retained earnings in the period of adoption. There was no impact on the beginning balance of retained earnings as a result of adopting SFAS 157 because the Company held no financial instruments in which a gain or loss at inception was deferred.

•	SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and financial liabilities. There was no impact on the Company’s financial statement as a result of adopting SFAS 159 because the Company did not elect to apply the fair value option to any eligible financial assets or financial liabilities at that time.
Fair Value
Effective January 1, 2008, the Company determined the fair market values of its financial instruments based on the fair value hierarchy established in SFAS 157 which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values which are provided below. The Company carries derivative assets and liabilities and available-for-sale (AFS) marketable equity securities held in rabbi trust as part of the Company’s deferred compensation plan at fair value.

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.
Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.
Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. Unobservable inputs shall be developed based on the best information available, which may include the Company’s own data.
The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices and indices to generate pricing and volatility factors, which are used to value the position. The predominance of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. Estimation risk is greater for derivative asset and liability positions that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case interest rate, price or index scenarios are

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)— (Continued)
extrapolated in order to determine the fair value. The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality, Company’s own credit standing and other specific factors, where appropriate. To ensure the prudent application of estimates and management judgment in determining the fair value of derivative assets and liabilities, various processes and controls have been adopted, which include: model validation that requires a review and approval for pricing, financial statement fair value determination and risk quantification; periodic review and substantiation of profit and loss reporting for all derivative instruments.
AFS marketable equity securities are recorded at fair value, which are based on quoted market prices.
For more information on the fair value of the Company’s financial instruments see Note 18 — Fair Value Disclosures to the condensed consolidated financial statements (unaudited).
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
The following table represents a preliminary purchase price allocation based on the estimated fair values, or other measurements as applicable, of the assets acquired and the liabilities assumed as well as $7.1 million for the purchase of additional minority interest, in millions:

October 31, 2007
Cash	$99.6
Accounts receivable	295.4
Inventories	288.8
Property, plant and equipment	190.3
Intangible assets	237.4
Goodwill	121.4
Other current and noncurrent assets	72.2

Total assets	$1,305.1

Current liabilities	$392.7
Other liabilities	117.0

Total liabilities	$509.7

Minority Interest	$72.2

The Company has not yet finalized portions of the purchase price allocation, which is dependent on, among other things, the finalization of asset and liability valuations and the related tax impact. Any final adjustment may change the allocation of purchase price, which could impact the fair value assigned to assets and liabilities, including changes to goodwill and the amortization of tangible and identifiable intangible assets. Once the valuations are finalized the allocation of purchase price and its impact on the results of operations may differ materially from the amounts included herein. These valuations are expected to be completed by October 2008. The amount of goodwill recognized for the purchase of PDIC represents the excess of the fair value of identified intangible assets and tangible net assets that is partly attributable to PDIC’s 50 plus years of experience in the wire and cable industry, its full range of product offerings and its presence in strategic locations around the world. Further, a certain amount of goodwill may be tax deductible in various tax jurisdictions in future periods depending on the Company making certain tax elections or taking other relevant actions.
The following table presents, in millions, actual consolidated results of operations for the Company for the quarter ended March 28, 2008, including the operations of PDIC, and presents the unaudited pro forma consolidated results of operations for the Company for the quarter ended March 30, 2007 as though the acquisition of PDIC had been completed as of the beginning of that period. This pro forma information is intended to provide information regarding how the Company might have looked

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)— (Continued)
if the acquisition had occurred as of January 1, 2007. The pro forma adjustments represent management’s best estimates based on information available at the time the pro forma information was prepared and may differ from the adjustments that may actually have been required. Accordingly, the pro forma financial information should not be relied upon as being indicative of the historical results that would have been realized had the acquisition occurred as of the dates indicated or that may be achieved in the future.

	March 28,	March 30,
	2008	2007
(in millions)		(Pro forma)

Revenue	$1,568.4	$1,251.6

Net income applicable to common shareholders	$65.8	$47.3

Earnings per common share — assuming dilution	$1.21	$0.89

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

The Company has not yet finalized portions of the purchase price allocation and certain closing settlement adjustments in establishing the acquisition opening balance sheet which may result in changes to the value assigned above to property, plant and equipment and result in the recognition of intangible assets or a gain on the condensed consolidated statement of operations.
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
The results of operations of the acquired businesses discussed above have been included in the condensed consolidated financial statements since the respective dates of acquisition.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)— (Continued)
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
Inventories consisted of the following (in millions):

	March 28,	December 31,
	2008	2007
Raw materials	$166.5	$145.5
Work in process	179.2	154.3
Finished goods	642.0	629.0

Total	$987.7	$928.8

At March 28, 2008 and December 31, 2007, $658.5 million and $616.6 million, respectively, of inventories were valued using the LIFO method. Approximate replacement costs of inventories valued using the LIFO method totaled $981.8 million at March 28, 2008 and $792.3 million at December 31, 2007.
If in some future period the Company was not able to recover the LIFO value of its inventory when replacement costs were lower than the LIFO value of the inventory, the Company would be required to record a lower of cost or market LIFO inventory adjustment to recognize the charge in its condensed consolidated statement of operations. As of December 31, 2007, the Company recorded a lower of cost or market provision of $4.5 million, specifically, for copper and aluminum raw material inventory obtained as a result of the PDIC acquisition in which the replacement costs at the end of the year were lower than the LIFO value of the acquired copper and aluminum raw material inventory, however, as of March 28, 2008, there was no lower of cost or market provision recorded as the replacement costs exceeded the LIFO value of the acquired copper and aluminum raw material metal inventory. Conversely, the Company recorded a $0.6 million lower of cost or market provision for aluminum raw material inventory as replacement costs were lower than the LIFO value in the first quarter of 2008. There was no lower of cost or market provision recorded in first three fiscal months of 2007.
The Company has consignment inventory at certain of its customer locations for purchase and use by the customer or other parties. General Cable retains title to the inventory and records no sale until it is ultimately sold either to the customer storing the inventory or to another party. In general, the value and quantity of the consignment inventory is verified by General Cable through either cycle counting or annual physical inventory counting procedures. At March 28, 2008 and December 31, 2007, the Company had approximately $39.2 million and $38.8 million, respectively, of consignment inventory at locations not operated by the Company with approximately 76% and 74%, respectively, of the consignment inventory being located throughout the United States and Canada.
5. Property, Plant and Equipment
Property, plant and equipment are stated at cost. Costs assigned to property, plant and equipment relating to acquisitions are based on estimated fair values at that date. Depreciation is provided using the straight-line method over the estimated useful lives of the assets: new buildings, from 15 to 50 years; and machinery, equipment and office furnishings, from 2 to 15 years. Leasehold improvements are depreciated over the shorter of the lease term or the useful life of the asset unless acquired in a business combination, in which case the leasehold improvements are amortized over the shorter of the useful life of the assets or a term that includes the reasonably assured life of the lease.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)— (Continued)
Property, plant and equipment consisted of the following (in millions):

	March 30,	December 31,
	2008	2007
Land	$87.6	$84.4
Buildings and leasehold improvements	200.8	186.7
Machinery, equipment and office furnishings	742.0	670.9
Construction in progress	89.5	95.0

Total — gross book value	1,119.9	1,037.0
Less accumulated depreciation	(339.2)	(298.2)

Total — net book value	$780.7	$738.8

Depreciation expense for the three fiscal months ended March 28, 2008 and March 30, 2007 was $18.5 million and $13.9 million, respectively.
The Company periodically evaluates the recoverability of the carrying amount of long-lived assets (including property, plant and equipment and intangible assets with determinable lives) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates events or changes in circumstances based mostly on actual historical operating results, but business plans, forecasts, general and industry trends, and anticipated cash flows are also considered. Impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings. The Company also continually evaluates the estimated useful lives of all long-lived assets and, when warranted, revises such estimates based on current events. No material impairment charges occurred during the three fiscal months ended March 28, 2008 and March 30, 2007.
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
The amounts of goodwill and other intangible assets were as follows in millions of dollars:

	March 28,	December 31,
	2008	2007
Goodwill	$122.4	$116.1
Unamortized intangible assets:
Trade names	132.9	132.9
Amortizing intangible assets:
Customer relationships	106.4	106.4
Accumulated amortization	(6.3)	(2.6)

Total amortizing intangible assets	100.1	103.8

Total intangible assets	$233.0	$236.7

The amount of goodwill recognized for the PDIC acquisition reflects the fair market value of PDIC in excess of the fair value of identified intangible assets and tangible net assets. It should be noted that the Company has not yet finalized portions of the purchase price allocation, which is dependent on, among other things, the finalization of asset and liability valuations and the related tax impact. Any final adjustment may change the allocation of purchase price, which could impact the fair value assigned to assets and liabilities, including changes to goodwill and the amortization of tangible and identifiable intangible assets. As part of the PDIC acquisition, the Company acquired certain trade names and customer relationships for which the fair market value as of October 31, 2007 has been estimated to be $132.4 million and $104.9 million, respectively. Amortized intangible assets are stated at cost less accumulated amortization as of March 28, 2008 and December 31, 2007. Customer relationships have been determined to have a useful life in the range of 4 to 8 years and are amortized based on historical customer attrition rates. Amortization expense of intangible assets for the first three fiscal months of 2008 was $3.7 million. There were no significant amortizable intangible assets on the Company’s balance sheet at March 30, 2007 thus no significant amortization expense was recognized during the three fiscal months ended March 30, 2007. The estimated amortization expense during twelve month periods beginning March 28, 2008 through March 31, 2013 are $14.7 million, $14.7 million, $14.6 million, $14.2 million, $11.8 million and $30.1 million thereafter.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)— (Continued)
7. Long-Term Debt

	March 28,	December 31,
	2008	2007
Long-term debt consisted of the following (in millions):
1.00% Senior Convertible Notes due 2012	$475.0	$475.0
0.875% Convertible Notes	355.0	355.0
7.125% Senior Notes due 2017	200.0	200.0
Senior Floating Rate Notes	125.0	125.0
Spanish Term Loan	65.5	31.3
Asset Based Loan	70.0	60.0
PDIC credit facilities	100.2	37.7
Capital leases	3.4	3.4
Other	109.0	111.4

Total debt	1,503.1	1,398.8
Less current maturities	204.4	500.9

Long-term debt	$1,298.7	$897.9

Weighted average interest rates on the above outstanding balances were as follows:

1.00% Senior Convertible Notes due 2012	1.00%	1.00%
0.875% Convertible Notes	0.875%	0.875%
7.125% Senior Notes due 2017	7.125%	7.125%
Senior Floating Rate Notes	7.1%	7.6%
Spanish Term Loan	5.6%	5.1%
Asset Based Loan	3.9%	6.3%
PDIC credit facilities	6.5%	6.4%
Capital leases	6.5%	6.5%
Other	4.3%	4.6%
1.00% Senior Convertible Notes
The Company’s 1.00% Senior Convertible Notes were issued in September 2007 in the amount of $475.0 million. The notes were sold to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). Subsequently, on April 16, 2008, the notes and the common stock issuable upon conversion of the notes were registered on a Registration Statement on Form S-3. See Subsequent Events Note 20 of the condensed consolidated financial statements below for additional information. The 1.00% Senior Convertible Notes bear interest at a fixed rate of 1.00%, payable semi-annually in arrears, and mature in 2012. The 1.00% Senior Convertible Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company’s wholly-owned U.S. and Canadian subsidiaries. The estimated fair value of the 1.00% Senior Convertible Notes was approximately $468.5 million at March 28, 2008.
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)— (Continued)
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
Pursuant to Emerging Issues Task Force (“EITF”) 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), and EITF 01-6, “The Meaning of Indexed to a Company’s Own Stock” (“EITF 01-6”), the 1.00% Senior Convertible Notes are accounted for as convertible debt in the accompanying condensed consolidated balance sheet and the embedded conversion option in the 1.00% Senior Convertible Notes has not been accounted for as a separate derivative. For a discussion of the effects of the 1.00% Senior Convertible Notes on earnings per share, see Note 14.
Proceeds from the 1.00% Senior Convertible Notes were used to partially fund the purchase price of $707.6 million related to the PDIC acquisition and to pay approximately $12.3 million in debt issuance costs that are being amortized to interest expense over the term of the 1.00 % Senior Convertible Notes.
0.875% Convertible Notes
The Company’s 0.875% Convertible Notes were issued in November of 2006 in the amount of $355.0 million, pursuant to the Company’s effective Registration Statement on Form S-3. The 0.875% Convertible Notes bear interest at a fixed rate of 0.875%, payable semi-annually in arrears, and mature in 2013. The 0.875% Convertible Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company’s wholly-owned U.S. and Canadian subsidiaries. The estimated fair value of the 0.875% Convertible Notes was approximately $467.4 million at March 28, 2008.
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)— (Continued)
Therefore, in the event of “fundamental change’ or the aforementioned average pricing thresholds, the Company would be required to classify the entire amount outstanding of the 0.875% Convertible Notes as a current liability. The evaluation of the classification of amounts outstanding associated with the 0.875% Convertible Notes will occur every quarter. As a result the entire $355.0 million was classified as a current liability as of December 31, 2007 because the average stock price exceeded the conversion threshold of $65.47 for 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter. However, as the average stock price did not exceed the conversion threshold for the 20 days during the 30 day consecutive trading days ending the last day of the calendar quarter the entire $355.0 million was reclassified as a non-current liability as of March 28, 2008.
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)— (Continued)
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
7.125% Senior Notes and Senior Floating Rate Notes
On March 21, 2007, the Company completed the issuance and sale of $325.0 million in aggregate principal amount of new senior unsecured notes, comprised of $125.0 million of Senior Floating Rate Notes due 2015 (the “Senior Floating Rate Notes”) and $200.0 million of 7.125% Senior Fixed Rate Notes due 2017 (the “7.125% Senior Notes” and together, the “Notes”). The Notes were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). An exchange offer commenced on June 11, 2007 and was completed on July 26, 2007 to replace the unregistered Notes with registered Notes with like terms pursuant to an effective Registration Statement on Form S-4. The Notes are jointly and severally guaranteed by the Company’s wholly-owned U.S. and Canadian subsidiaries. The estimated fair value of the 7.125% Senior Notes and Senior Floating Rate Notes was approximately $192.0 million and $109.4 million, respectively, at March 28, 2008.
The Senior Floating Rate Notes bear interest at an annual rate equal to the 3-month LIBOR rate plus 2.375%, which was 7.1% at March 28, 2008. Interest on the Senior Floating Rate Notes is payable quarterly in arrears in cash on January 1, April 1, July 1 and October 1 of each year, commencing on July 1, 2007. The 7.125% Senior Notes bear interest at a rate of 7.125% per year and are payable semi-annually in arrears in cash on April 1 and October 1 of each year, commencing on October 1, 2007. The Senior Floating Rate Notes mature on April 1, 2015 and the 7.125% Senior Notes mature on April 1, 2017.
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
Proceeds from the Notes of $325.0 million, less approximately $7.9 million of cash payments for fees and expenses that will be amortized over the life of the Notes, were used to pay approximately $285.0 million for the 9.5% Senior Notes, $9.3 million for accrued interest on the 9.5% Senior Notes and $20.5 million for tender fees and the inducement premium on the 9.5% Senior Notes, leaving net cash proceeds of approximately $2.3 million that will be used for general corporate purposes.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)— (Continued)
Senior Secured Revolving Credit Facility (“Amended Credit Facility”)
The Company’s current senior secured revolving credit facility (“Amended Credit Facility”), as amended, is a five-year, $400.0 million asset based revolving credit agreement that includes an approximate $50.0 million sublimit for the issuance of commercial and standby letters of credit and a $20.0 million sublimit for swingline loans. Loans under the Amended Credit Facility bear interest at the Company’s option, equal to either an alternate base rate (prime plus 0.00% to 0.625%) or an adjusted LIBOR rate plus an applicable margin percentage (LIBOR plus 1.125% to 1.875%). The applicable margin percentage is subject to adjustments based upon the excess availability, as defined. At March 28, 2008, the Company had outstanding borrowings of $70.0 million and undrawn availability of $281.1 million under the Amended Credit Facility. As of March 28, 2008, the Company had outstanding letters of credit and swingline loans related to this Amended Credit Facility of $40.4 million and $8.5 million, respectively. The weighted average interest rate on borrowings outstanding under the Amended Credit Facility was 3.9% as of March 28, 2008.
Indebtedness under the Amended Credit Facility is guaranteed by the Company’s U.S. and Canadian subsidiaries and is secured by a first priority security interest in tangible and intangible property and assets of the Company’s U.S. and Canadian subsidiaries. The lenders have also received a pledge of all of the capital stock of the Company’s existing domestic subsidiaries and any future domestic subsidiaries.
The Amended Credit Facility requires that the Company comply with certain financial covenants, the principal covenant of which is a quarterly minimum fixed charge coverage ratio test, which is only applicable when excess availability, as defined, is below a certain threshold. At March 28, 2008, the Company was in compliance with all covenants under the Amended Credit Facility. In addition, the Amended Credit Facility includes negative covenants, which restrict certain acts. However, the Company will be permitted to declare and pay dividends or distributions on the Series A preferred stock so long as there is no default under the Amended Credit Facility and the Company meets certain financial conditions. The Credit Facility was originally established in November 2003 and has been periodically amended, however, there have been no other terms or conditions of the Amended Credit Facility that have been changed from those terms and conditions disclosed in the Company’s 2007 Annual Report on Form 10-K.
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
Spanish Term Loan and Spanish Credit Facility
The Spanish Term Loan of 50 million euros was issued in December 2005 and was available in up to three tranches, with an interest rate of Euribor plus 0.8% to 1.5% depending on certain debt ratios. Two of the tranches have expired. The remaining tranche of the Spanish Term Loan is repayable in fourteen semi-annual installments, maturing in 2012. In February 2008, the Company entered into a second term loan in the amount of 20 million euros with an interest rate of Euribor plus 0.5%. The term loan is payable in ten semi-annual installments, due in August and February, maturing in February 2013. Simultaneously, the Company entered into a fixed interest rate swap to coincide with the terms and conditions of the second term loan starting in August 2008 and maturing in February 2013 which will effectively hedge the variable interest rate with a fixed interest rate of 4.2%. As of March 28, 2008, the U.S. dollar equivalent of $65.5 million was drawn under these term loan facilities and availability of $3.4 million remains under these Spanish Term Loans.
The Spanish Credit Facility of 25 million euros was issued in December 2005, matures at the end of five years and carries an interest rate of Euribor plus 0.6% to 1.0% depending on certain debt ratios. No funds are currently drawn under the Spanish Credit Facility, leaving undrawn availability of approximately the U.S. dollar equivalent of $39.5 million as of March 28, 2008. Commitment fees ranging from 15 to 25 basis points per annum on any unused commitments under the Spanish Credit Facility will be assessed to Grupo General Cable Sistemas, S.A., and are payable on a quarterly basis.
The Spanish Term Loan and Spanish Credit Facility are subject to certain financial ratios of the Company’s European subsidiaries, the most restrictive of which is net debt to EBITDA (earnings before interest, taxes, depreciation and amortization). At March 28, 2008, the Company was incompliance with all covenants under these facilities. In addition, the indebtedness under the combined facilities is guaranteed by the Company’s Portuguese subsidiary and by Silec Cable, S.A.
PDIC credit facilities
On October 31, 2007, the Company acquired PDIC and assumed the U.S. dollar equivalent of $64.3 million (at the prevailing exchange rate on that date) of mostly short-term PDIC debt as a part of the acquisition. As of March 28, 2008, PDIC related debt was $100.2 million of which approximately $98.7 million was short-term financing agreements at various interest rates.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)— (Continued)
The weighted average interest rate was 6.5% as of March 28, 2008. The Company has approximately $257.5 million of excess availability under the various credit facilities.
Other
On August 31, 2006, the Company acquired ECN Cable and assumed the U.S. dollar equivalent of $38.6 million (at prevailing exchange rates on that date) of mostly short-term ECN Cable debt as a part of the acquisition. On December 15, 2006, approximately $6.9 million (at the prevailing exchange rate on that date) of debt was paid and cancelled. As of March 28, 2008, ECN Cable’s debt was the U.S. dollar equivalent of $17.6 million. The debt consisted of approximately $0.1 million relating to an uncommitted accounts receivable facility and approximately $17.5 million of short-term financing agreements at various interest rates. The Company has approximately $26.3 million of excess availability under these short-term financing agreements. In addition, ECN Cable has an 11 million euros ($18.3 million US dollar equivalent) debt facility that charges interest at Euribor plus 0.5%. No funds are currently drawn under this facility.
The Company’s Europe and North Africa segment has approximately $150.2 million of uncommitted facilities that are secured by the Company’s accounts receivable. At March 28, 2008, $32.9 million (including $0.1 million at ECN, mentioned above) of these debt facilities were drawn.
At March 28, 2008, maturities of long-term debt during twelve month periods beginning March 28, 2008 through March 31, 2013 are $204.4 million, $15.7 million, $92.8 million, $13.1 million and $843.1 million, respectively, and $334.0 million thereafter.
As of March 28, 2008 and December 31, 2007, the Company was in compliance with all debt covenants.
8. Derivative and Other Financial Instruments
General Cable is exposed to various market risks, including changes in interest rates, foreign currency and raw material (commodity) prices. To manage risk associated with the volatility of these natural business exposures, General Cable enters into interest rate, commodity and foreign currency derivative agreements, as it relates to transactions as well as copper and aluminum forward pricing agreements. General Cable does not purchase or sell derivative instruments for trading purposes. General Cable does not engage in trading activities involving commodity contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques.
Cash Flow Hedges
General Cable has utilized interest rate swaps to manage its interest expense exposure by fixing its interest rate on a portion of the Company’s floating rate debt. Under the swap agreements, General Cable typically pays a fixed rate while the counterparty pays to General Cable the variable rate. During 2001, the Company entered into several interest rate swaps which effectively fixed interest rates for borrowings under a former credit facility and other debt. At March 28, 2008, the remaining outstanding interest rate swap had a notional value of $9.0 million, an interest rate of 4.49% and matures in October 2011. The Company does not provide or receive any collateral specifically for this contract. The fair value of interest rate derivatives, which are designated as and qualify as cash flow hedges as defined in SFAS No. 133, are based on quoted market prices and third party provided calculations, which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments. At March 28, 2008 and December 31, 2007, the net unrealized loss on the interest rate derivative and the related carrying value was $0.6 million and $0.5 million, respectively.
Outside of North America, General Cable enters into commodity futures contracts, which are designated as and qualify as cash flow hedges as defined in SFAS No. 133, for the purchase of copper, aluminum and lead for delivery in a future month to match certain sales transactions. At March 28, 2008 and December 31, 2007, General Cable had an unrealized gain (loss) of $24.0 million and $(18.8) million, respectively, on the commodity futures.
The Company enters into forward exchange contracts, which are designated as and qualify as cash flow hedges as defined in SFAS No. 133, principally to hedge the currency fluctuations in certain transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. Principal transactions hedged during the year were firm sales and purchase commitments. The fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At March 28, 2008 and December 31, 2007, the net unrealized gain on the net foreign currency contracts was $20.1 million and $8.2 million, respectively.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)— (Continued)
Unrealized gains and losses on these derivative financial instruments are recorded in other comprehensive income (loss) until the underlying transaction occurs and is recorded in the statement of operations at which point such amounts included in other comprehensive income (loss) are recognized in income, which generally will occur over periods of less than one year. During the three fiscal months ended March 28, 2008 and March 30, 2007, a $(1.8) million and a $(2.8) million loss, respectively, were reclassified from accumulated other comprehensive income to the statement of operations.
Fair Value of Designated Derivatives
The notional amounts and fair values of these designated cash flow and net investment hedge financial instruments at March 28, 2008 and December 31, 2007 are shown below (in millions). The carrying amount of the financial instruments was a net asset of $43.5 million and a net liability of $11.1 million at March 28, 2008 and December 31, 2007, respectively.

	March 28, 2008		December 31, 2007
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Cash flow hedges:
Interest rate swap	$9.0	$(0.6)	$9.0	$(0.5)
Commodity futures	390.2	24.0	297.7	(18.8)
Foreign currency forward exchange	449.0	20.1	380.5	8.2

		$43.5		$(11.1)

Other Forward Pricing Agreements
In the normal course of business, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption of SFAS No. 133 because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At March 28, 2008 and December 31, 2007, General Cable had $150.3 million and $90.1 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At March 28, 2008 and December 31, 2007, the fair value of these arrangements were $156.9 million and $86.1 million, respectively, and General Cable had an unrealized gain (loss) of $6.6 million and $(4.0) million, respectively, related to these transactions. General Cable expects the unrealized losses under these agreements to be offset as a result of firm sales price commitments with customers.
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
During the first quarter of 2008, the Company accrued approximately $1.8 million of income tax expense for uncertain tax positions likely to be taken in the current year and for interest on tax positions taken in prior periods, all of which would have a favorable impact on the effective tax rate, if recognized.
The Company believes that it is reasonably possible that approximately $1.4 million related to various state and foreign unrecognized tax positions could change within the next twelve months due to expiration of the statute of limitations or tax audit settlements.
The Company files income tax returns in the United States and numerous foreign, state and local tax jurisdictions. Tax years that are open for examination and assessment by the Internal Revenue Service are 2004 through 2007. With limited exceptions, tax years prior to 2003 are no longer open in major foreign, state or local tax jurisdictions.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)— (Continued)
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
The components of net periodic benefit cost for pension benefits were as follows (in millions):

	Three Fiscal Months Ended
	March 28, 2008		March 30, 2007
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$0.4	$0.6	$0.5	$0.2
Interest cost	2.0	1.3	2.2	0.5
Expected return on plan assets	(2.7)	(0.5)	(2.6)	(0.4)
Amortization of prior service cost	0.2	—	0.3	—
Amortization of net loss	0.5	0.1	0.5	0.1

Net pension expense	$0.4	$1.5	$0.9	$0.4

Defined benefit pension plan cash contributions for the three fiscal months ended March 28, 2008 and March 30, 2007 were $1.7 million and $1.1 million, respectively.
Postretirement Benefits Other Than Pensions
General Cable has postretirement benefit plans that provide medical and life insurance for certain retirees and eligible dependants. General Cable funds the plans as claims or insurance premiums are incurred.
Net postretirement benefit expense included the following components (in millions):

	Three Fiscal Months Ended
	March 28, 2008	March 30, 2007
Postretirement benefit expense:
Service cost	$0.1	$0.1
Interest cost	0.1	0.1

Net postretirement benefit expense	$0.2	$0.2

Defined Contribution Plans
Expense under both U.S. and non-U.S. defined contribution plans generally equals up to six percent of each eligible employee’s covered compensation based on the location and status of the employee. The net defined contribution plan

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)— (Continued)
expense recognized for the three fiscal months ended March 28, 2008 and March 30, 2007 was $2.7 million and $2.6 million, respectively.
11. Shareholders’ Equity
General Cable is authorized to issue 200 million shares of common stock and 25 million shares of preferred stock.
The Company maintains a deferred compensation plan (“Deferred Compensation Plan”) under the terms and conditions disclosed in the Company’s 2007 Annual Report on Form 10-K. The Company accounts for the Deferred Compensation Plan in accordance with EITF 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested.”
The market value of the nonvested and subsequently vested stock and restricted stock in the Rabbi Trust (the “Trust”) was $36.5 million as of March 28, 2008 and $45.8 million as of December 31, 2007. The market value of the assets held by the Trust, exclusive of the market value of the shares of the Company’s nonvested and subsequently vested stock and restricted stock, at March 28, 2008 and December 31, 2007 was $15.1 million and $18.2 million, respectively, and is classified as “other non-current assets” in the condensed consolidated balance sheets. Amounts payable to the plan participants at March 28, 2008 and December 31, 2007, excluding the market value of the shares of the Company’s nonvested and subsequently vested stock and restricted stock, was $17.4 million and $21.1 million, respectively, and is classified as “other liabilities” in the condensed consolidated balance sheets.
In accordance with EITF 97-14, all market value fluctuations of the Trust assets, exclusive of the shares of nonvested and subsequently vested stock and restricted stock of the Company, have been reflected in other comprehensive income (loss). Increases or decreases in the market value of the deferred compensation liability, excluding the shares of nonvested and subsequently vested stock and restricted stock of the Company held by the Trust, are included as compensation expense in the condensed consolidated statements of operations. Based on the changes in the total market value of the Trust’s assets, exclusive of the nonvested and subsequently vested stock and restricted stock, the Company recorded a net gain of $1.7 for the three fiscal months ended March 28, 2008 and net compensation expense of $0.7 million for the three fiscal months ended March 30, 2007.
The components of accumulated other comprehensive income (loss) consisted of the following (in millions):

		Restated
	March 28,	December 31,
	2008	2007
Foreign currency translation adjustment	$140.0	$96.1
Pension adjustments, net of tax	(22.2)	(22.2)
Change in fair value of derivatives, net of tax	3.1	(39.2)
Unrealized investment gains	5.0	7.2
Adoption of SFAS 158, net of tax	(7.0)	(7.0)
Other	0.4	0.3

Total	$119.3	$35.2

Comprehensive income is as follows (in millions):

	Three fiscal months ended
	March 28,	March 30,
	2008	2007
Net income	$65.9	$37.9
Currency translation gain (loss)	43.9	1.6
Change in fair value of derivatives, net of tax	42.3	10.4
Unrealized investment gain	(2.1)	0.7

Comprehensive net income	$150.0	$50.6

Subsequent to the issuance of the December 31, 2007 consolidated financial statements, the Company identified an error resulting from incorrectly applying foreign currency conversion rates to outstanding foreign currency hedges in its mark to

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)— (Continued)
market calculation on certain foreign currency derivative contracts for one of the Company’s European subsidiaries as of December 31, 2007 and 2006. Management determined the affects of the error on the Consolidated Balance Sheet as of December 31, 2007 and 2006 was immaterial and had no impact on the Company’s Consolidated Statement of Operations or the Consolidated Statement of Cash Flows for the years ended December 31, 2007 or 2006. The Company will correct the presentation of years ended December 31, 2007 and 2006 prospectively in its 2008 Annual Report on Form 10-K. Below is a summary of the affect of the restatement on the condensed consolidated balance sheet accounts as of December 31, 2007.

	December 31, 2007
	As Reported	Adjustments	As Restated

Deferred income taxes	140.3	(16.7)	123.6
Prepaid expenses and other	$61.4	$12.3	$73.7
Total current assets	2,577.6	(4.4)	2,573.2

Total assets	3,798.0	(4.4)	3,793.6

Accrued liabilities	427.3	(30.0)	397.3
Total current liabilities	1,865.5	(30.0)	1,835.5

Total liabilities	3,071.9	(30.0)	3,041.9

Accumulated other comprehensive income, net of tax	9.6	25.6	35.2

Total shareholders’ equity	651.3	25.6	676.9

Total liabilities and shareholders’ equity	$3,798.0	$(4.4)	$3,793.6

12. Share-Based Compensation
General Cable has various plans which provide for granting options and common stock to certain employees and independent directors of the Company and its subsidiaries. The Company recognizes compensation expense for share-based payments based on the fair value of the awards at the grant date in accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”).
For the three fiscal months ended March 28, 2008 and March 30, 2007, compensation expense for share-based payments based on the fair value method as estimated using the Black-Scholes valuation model lowered pre-tax income by $1.0 million and $0.2 million, respectively, lowered net income by $0.6 million and $0.1 million, respectively, and lowered basic and diluted earnings per share by $0.01 per share and an insignificant amount per share, respectively. In addition, the Company continued to record compensation expense related to nonvested stock awards as a component of selling, general and administrative expense. The three fiscal months ended March 28, 2008 included an insignificant amount of compensation costs related to performance-based nonvested stock awards (as compared to $0.1 million for the three fiscal months ended March 30, 2007) and $1.5 million related to all other nonvested stock awards (as compared to $0.6 million for the three fiscal months ended March 30, 2007). For the three fiscal months ended March 28, 2008 and March 30, 2007, all share-based compensation costs lowered pre-tax earnings by $2.5 million and $0.9 million, respectively, lowered net income by $1.5 million and $0.6 million, respectively, and lowered basic and diluted earnings per share by $0.03 per share and $0.01 per share, respectively.
The Company also recognized approximately $5.2 million and $3.1 million, respectively, of excess tax benefits on share-based compensation for the three fiscal months ended March 28, 2008 and March 30, 2007 in its condensed consolidated statements of cash flows as financing cash inflows.
No material changes in financial condition and results of operations have occurred from share-based compensation between the current period and the prior comparative periods. Additional information regarding share-based compensation and the Company’s share-based compensation plans are available in the Company’s 2007 Annual Report on Form 10-K as filed on February 29, 2008.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)— (Continued)
13. Shipping and Handling Costs
All shipping and handling amounts billed to a customer in a sales transaction are classified as revenue. Shipping and handling costs associated with storage and handling of finished goods and storage and handling of shipments to customers are included in cost of sales and totaled $37.3 million and $26.3 million, respectively, for the three fiscal months ended March 28, 2008 and March 30, 2007.
14. Earnings Per Common Share
A reconciliation of the numerator and denominator of earnings per common share — basic to earnings per common share — assuming dilution is as follows (in millions, except per share data):

	Three Fiscal Months Ended
	March 28,	March 30,
	2008	2007
Earnings per common share — basic:
Net income	$65.9	$37.9
Less: preferred stock dividends	(0.1)	(0.1)

Net income for basic EPS computation (1)	$65.8	$37.8

Weighted average shares outstanding for basic EPS computation (2)	51.4	51.1

Earnings per common share — basic	$1.28	$0.74

Earnings per common share — assuming dilution
Net income	$65.9	$37.9
Less: preferred stock dividends, if applicable	—	—

Net income for diluted EPS computation(1)	$65.9	$37.9

Weighted average shares outstanding including nonvested shares	52.6	52.1
Dilutive effect of convertible bonds	1.1	—
Dilutive effect of stock options and restricted stock units	0.3	0.5
Dilutive effect of assumed conversion of preferred stock	0.5	0.5

Weighted average shares outstanding for diluted EPS computation(2)	54.5	53.1

Earnings per common share — assuming dilution	$1.21	$0.71

(1)	Numerator

(2)	Denominator
Under EITF 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share”, and EITF 90-19, and because of the Company’s obligation to settle the par value of the 0.875% Convertible Notes and 1.00% Senior Convertible Notes in cash, the Company is required to include any shares underlying the 0.875% Convertible Notes and 1.00% Senior Convertible Notes in its weighted average shares outstanding — assuming dilution once the average stock price per share for the quarter exceeds the $50.36 and $83.93 conversion price of the 0.875% Convertible Notes and 1.00% Senior Convertible Notes, respectively, and only to the extent of the additional shares that the Company may be required to issue in the event that the Company’s conversion obligation exceeds the principal amount of the 0.875% Convertible Notes converted and the 1.00% Senior Convertible Notes.
Regarding the 0.875% Convertible Notes, these conditions had been met as of March 28, 2008 and 1.1 million shares that were considered issuable under the “treasury” method of accounting for the share dilution, have been included in the Company’s earning per share — assuming dilution calculation based upon the amount by which the average stock price of $59.73 exceeds the conversion price. In addition, shares underlying the warrants will be included in the weighted average shares outstanding — assuming dilution when the average stock price per share for a quarter exceeds the $76.00 strike price of the warrants, and shares underlying the note hedges, per the guidance in SFAS 128, Earnings per Share, will not be included in the weighted average shares outstanding — assuming dilution because the impact of the shares will always be anti-dilutive. The condition to include underlying shares related to the warrants had not been met as of March 28, 2008.
The following tables provides examples of how changes in the Company’s stock price would require the inclusion of additional shares in the denominator of the weighted average shares outstanding — assuming dilution calculation for the

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)— (Continued)
0.875% Convertible Notes. The table also reflects the impact on the number of shares that the Company would expect to issue upon concurrent settlement of the 0.875% Convertible Notes and the note hedges and warrants.

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
Regarding the 1.00% Senior Convertible Notes, the average stock price threshold conditions have not been met as of March 28, 2008. At any such time in the future the threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earning per share — assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price.
The following table provides examples of how changes in the Company’s stock price would require the inclusion of additional shares in the denominator of the weighted average shares outstanding — assuming dilution calculation for the 1.00% Senior Convertible Notes.

	Shares Underlying	Total Treasury
	1.00% Senior	Method Incremental
Share Price	Convertible Notes	Shares(1)
$83.93	—	—
$93.93	602,288	602,288
$103.93	1,088,861	1,088,861
$113.93	1,490,018	1,490,018
$123.93	1,826,436	1,826,436
$133.93	2,112,616	2,112,616

(1)	Represents the number of incremental shares that must be included in the calculation of fully diluted shares under U.S. GAAP.
15. Segment Information
The Company conducts its operations through three geographic operating segments — North America, Europe and North Africa, and Rest of World (ROW), which consists of operations in Latin America, Sub-Saharan Africa, Middle East and Asia Pacific. The Company’s operating segments align with the structure of the Company’s internal management organization. All three segments engage in the development, design, manufacturing, marketing and distribution of copper, aluminum, and fiber optic communication, electric utility and electrical infrastructure wire and cable products. In addition to the above products, the ROW segment and the Europe and North Africa segment develops, designs, manufactures, markets and distributes construction products and the ROW segment develops, designs, manufactures, markets and distributes rod mill wire and cable products.
The Company announced a change in the management reporting structure that resulted in a change in the Company’s reportable segments during the fourth quarter 2007 as reported in the Company’s 2007 Annual Report on Form 10-K. As a result, the Company has reclassified prior period segment disclosures to conform to the new segment presentation. The

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)— (Continued)
change represents only reclassifications between segments and does not change the Company’s consolidated net sales, operating income and identifiable assets as reported in previous quarterly filings.
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
Where applicable, “Corporate” represents items necessary to reconcile to the condensed consolidated financial statements, which generally include corporate activity and corporate eliminations. Corporate assets include cash, deferred income taxes, certain property, including property held for sale and prepaid expenses and other certain current and non-current assets.
Summarized financial information for the Company’s reportable segments for the three fiscal months ended March 28, 2008 and March 30, 2007 is as follows:

	Three fiscal Months Ended
	March 28,	March 30,
(in millions)	2008	2007

Net sales:
North America	$540.7	$545.1
Europe and North Africa	553.3	426.0
ROW	474.4	38.1

Total	$1,568.4	$1,009.2

Operating Income:
North America	$31.2	$46.8
Europe and North Africa	49.1	39.3
ROW	35.0	5.0
Total	$115.3	$91.1

Identifiable Assets:
North America	$883.8	$829.9
Europe and North Africa	1,543.0	1,028.1
ROW	1,512.0	104.9
Corporate	226.9	368.4

Total	$4,165.7	$2,331.3

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
At March 28, 2008 and December 31, 2007, General Cable had an accrued liability of approximately $2.0 and $1.8 million, respectively, for various environmental-related liabilities of which General Cable is aware. American Premier Underwriters Inc., a former parent of General Cable, agreed to indemnify General Cable against all environmental-related liabilities arising out of General Cable’s or its predecessors’ ownership or operation of the Indiana Steel & Wire Company and Marathon Manufacturing Holdings, Inc. businesses (which were divested by General Cable), without limitation as to time or amount.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)— (Continued)
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
In addition, Company subsidiaries have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by the Company. As of March 28, 2008, General Cable was a defendant in approximately 1,269 non-maritime cases and 33,448 maritime cases brought in various jurisdictions throughout the United States. As of March 28, 2008 and December 31, 2007 the Company had accrued, on a gross basis, approximately $5.2 million and had recovered approximately $0.5 million of insurance recoveries for these lawsuits. The Company does not believe that the outcome of the litigation will have a material adverse effect on its condensed consolidated results of operations, financial position or cash flows.
The Company is also involved in various routine legal proceedings and administrative actions. Such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on its result of operations, cash flows or financial position.
In Europe and North Africa as it relates to the 2005 purchase of shares of Silec Cable, S.A.S (Silec), the Company has pledged to the bank the following; Silec Cable, S.A.S shares, segment assets such as land and buildings and General Cable Spain and Portugal have been designated as guarantors.
General Cable has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. At March 28, 2008, future minimum rental payments required under non-cancelable lease agreement during twelve month periods beginning March 28, 2008 through March 31, 2013 are $8.7 million, $7.2 million, $6.0 million, $4.6 million and $1.9 million, respectively, and $4.9 million thereafter.
As of March 28, 2008, the Company had $153.7 million in letters of credit, $119.3 million in various performance bonds and $382.8 million in other guarantees. These letters of credit, performance bonds and guarantees are periodically renewed and

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)— (Continued)
are generally related to risk associated with self insurance claims, defined benefit plan obligations, contract performance and quality and other various bank financing guarantees.
17. Unconsolidated Affiliated Companies
Unconsolidated affiliated companies are those in which the Company generally owns less than 50 percent of the outstanding voting shares. The Company does not control these companies and accounts for its investments in them on the equity basis. The unconsolidated affiliated companies primarily manufacture or market wire and cable products in our ROW segment. The Company’s share of the income of these companies is reported in the condensed consolidated statement of operations under “Equity in earnings of affiliated companies.” For the three fiscal months ended March 28, 2008, equity in earnings of affiliated companies was $1.1 million. Equity in earnings for the three fiscal months ended March 30, 2007 was immaterial. The net investment in unconsolidated affiliated companies was $31.3 million and $29.5 million as of March 28, 2008 and December 31, 2007, respectively. The table below is a summary of the Company’s ownership percentage as of March 28, 2008.

March 28, 2008
PTDL Trading Company Ltd.	49%
Phelps Dodge Philippines, Inc.	40%
Colada Continua Chilena, S.A.	41%
Keystone Electric Wire & Cable Co., Ltd.	20%
Thai Copper Rod Ltd.	18%
18. Fair Value Disclosure
Effective January 1, 2008, the Company adopted SFAS 157 (See FSP No. 157-2 discussion above), which provides a framework for measuring fair value under GAAP. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also eliminated the deferral of gains and losses at inception of certain derivative contracts whose fair value was not evidenced by market observable data. SFAS 157 requires that the impact of this change in accounting for derivative contracts be recorded as an adjustment to beginning retained earnings in the period of adoption. There was no impact on the beginning balance of retained earnings as a result of adopting SFAS 157 because the Company held no financial instruments in which a gain or loss at inception was deferred. The Company also adopted SFAS 159 on January 1, 2008. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities. There was no impact on the Company’s financial statement as a result of adopting SFAS 159 because the Company did not elect to apply the fair value option to any eligible financial assets or financial liabilities at that time. For additional information on how the Company measures fair value, see Note 2 to the condensed consolidated financial statements (Unaudited).
Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 28, 2008
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Fair Value

Assets:
Derivative assets	$—	$44.1	$—	$44.1
Available-for-sale securities(1)	15.1	—	—	15.1

Total Assets	$15.1	$44.1	$—	$59.2

Liabilities
Derivative liabilities	$—	$0.6	$—	$0.6

Total liabilities	$—	$0.6	$—	$0.6

Level 1 — Quoted prices in active markets for identical assets or liabilities

Level 2 — Significant other observable inputs

Level 3 — Significant unobservable inputs

(1) Available-for-sale securities are held in rabbi trust as part of the Company’s deferred compensation plan and are accounted for in accordance with EITF 97-14, see Note 11 to the condensed consolidated financial statements

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)— (Continued)
At the time of the partial adoption of SFAS 157, there were no financial assets or financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). Similarly, as a result of FSP No. 157-2, there were no nonfinancial assets or nonfinancial liabilities measured at fair value on a non-recurring basis.
19. Supplemental Guarantor Information
General Cable Corporation and its wholly-owned U.S. and Canadian subsidiaries fully and unconditionally guarantee the $475 million of 1.00% Senior Convertible Notes, the $355.0 million of 0.875% Convertible Notes and the $325 million of 7.125% Senior Notes due in 2017 and Senior Floating Rate Notes of General Cable Corporation (the Issuer) on a joint and several basis. The following presents financial information about the Issuer, guarantor subsidiaries and non-guarantor subsidiaries in millions. All of the Company’s subsidiaries are “restricted subsidiaries” for purposes of the 1.00% Senior Convertible Notes and 0.875% Convertible Notes. Intercompany transactions are eliminated.
Condensed Statements of Operations
Three Fiscal Months Ended March 28, 2008

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$529.3	$1,039.1	$—	$1,568.4
Intercompany	14.1	0.6	11.3	(26.0)	—

	14.1	529.9	1,050.4	(26.0)	1,568.4
Cost of sales	—	464.3	902.7	(11.3)	1,355.7

Gross profit	14.1	65.6	147.7	(14.7)	212.7
Selling, general and administrative expenses	11.4	36.1	64.6	(14.7)	97.4

Operating income	2.7	29.5	83.1	—	115.3
Other income (expense)	(1.0)	0.1	2.3	—	1.4
Interest income (expense):
Interest expense	(8.6)	(20.1)	(5.4)	19.1	(15.0)
Interest income	18.4	0.8	2.7	(19.1)	2.8

	9.8	(19.3)	(2.7)	—	(12.2)

Income before income taxes	11.5	10.3	82.7	—	104.5
Income tax provision	(4.3)	(7.5)	(24.3)	—	(36.1)
Minority interest	—	—	(3.6)	—	(3.6)
Equity in net income of subsidiaries	58.7	55.9	1.1	(114.6)	1.1

Net income	65.9	58.7	55.9	(114.6)	65.9
Less: preferred stock dividends	(0.1)	—	—	—	(0.1)

Net income applicable to common shareholders	$65.8	$58.7	$55.9	$(114.6)	$65.8

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)— (Continued)
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)— (Continued)
Condensed Balance Sheets
March 28, 2008

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$0.1	$17.0	$249.6	$—	$266.7
Receivables, net of allowances	—	318.4	1,096.6	—	1,415.0
Inventories	—	310.7	677.0	—	987.7
Deferred income taxes	4.5	72.5	31.8	—	108.8
Prepaid expenses and other	4.7	65.0	52.8	—	122.5

Total current assets	9.3	783.6	2,107.8	—	2,900.7
Property, plant and equipment, net	0.6	185.8	594.3	—	780.7
Deferred income taxes	—	21.1	23.6	—	44.7
Intercompany accounts	993.6	401.9	19.0	(1,414.5)	—
Investment in subsidiaries	979.5	1,025.6	—	(2,005.1)	—
Goodwill	—	—	122.4	—	122.4
Intangible assets, net	—	0.7	232.3	—	233.0
Unconsolidated affiliated companies	—	—	31.3	—	31.3
Other non-current assets	20.9	25.3	6.7	—	52.9

Total assets	$2,003.9	$2,444.0	$3,137.4	$(3,419.6)	$4,165.7

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$178.0	$855.2	$—	$1,033.2
Accrued liabilities	(12.8)	99.2	310.2	—	396.6
Current portion of long-term debt	—	1.1	203.3	—	204.4

Total current liabilities	(12.8)	278.3	1,368.7	—	1,634.2

Long-term debt	1,155.0	89.8	53.9	—	1,298.7
Deferred income taxes	—	0.4	122.6	—	123.0
Intercompany accounts	14.2	993.9	406.4	(1,414.5)	—
Other liabilities	12.3	102.1	79.4	—	193.8

Total liabilities	1,168.7	1,464.5	2,031.0	(1,414.5)	3,249.7

Minority interests in consolidated subsidiaries	—	—	80.8	—	80.8

Total shareholders’ equity	835.2	979.5	1,025.6	(2,005.1)	835.2

Total liabilities and shareholders’ equity	$2,003.9	$2,444.0	$3,137.4	$(3,419.6)	$4,165.7

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)— (Continued)
Condensed Balance Sheets
December 31, 2007

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$7.2	$13.2	$305.3	$—	$325.7
Receivables, net of allowances	—	241.1	880.3	—	1,121.4
Inventories	—	301.4	627.4	—	928.8
Deferred income taxes	4.5	88.0	31.1	—	123.6
Prepaid expenses and other	8.1	33.4	32.2	—	73.7

Total current assets	19.8	677.1	1,876.3	—	2,573.2
Property, plant and equipment, net	0.7	185.4	552.7	—	738.8
Deferred income taxes	—	21.1	21.5	—	42.6
Intercompany accounts	944.2	487.7	305.1	(1,737.0)	—
Investment in subsidiaries	841.4	914.8	—	(1,756.2)	—
Goodwill	—	—	116.1	—	116.1
Intangible assets, net	—	0.7	236.0	—	236.7
Unconsolidated affiliated companies	—	—	29.5	—	29.5
Other non-current assets	23.4	25.3	8.0	—	56.7

Total assets	$1,829.5	$2,312.1	$3,145.2	$(3,493.2)	$3,793.6

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$133.3	$804.0	$—	$937.3
Accrued liabilities	(15.1)	121.9	290.5	—	397.3
Current portion of long-term debt	355.0	1.0	144.9	—	500.9

Total current liabilities	339.9	256.2	1,239.4	—	1,835.5

Long-term debt	800.0	71.4	26.5	—	897.9
Deferred income taxes	—	—	118.5	—	118.5
Intercompany accounts	0.5	1,042.3	694.2	(1,737.0)	—
Other liabilities	12.2	100.8	77.0	—	190.0

Total liabilities	1,152.6	1,470.7	2,155.6	(1,737.0)	3,041.9

Minority interests in consolidated subsidiaries	—	—	74.8	—	74.8

Total shareholders’ equity	676.9	841.4	914.8	(1,756.2)	676.9

Total liabilities and shareholders’ equity	$1,829.5	$2,312.1	$3,145.2	$(3,493.2)	$3,793.6

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)— (Continued)
Condensed Statements of Cash Flows
Three Fiscal Months Ended March 28, 2008

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$31.2	(65.5)	$(99.0)	$—	$(133.3)

Cash flows of investing activities:
Capital expenditures	—	(8.0)	(33.6)	—	(41.6)
Proceeds from properties sold	—	2.0	0.8	—	2.8
Intercompany accounts	(56.9)	—	—	56.9	—
Other, net	(1.7)	0.8	—	—	(0.9)

Net cash flows of investing activities	(58.6)	(5.2)	(32.8)	56.9	(39.7)

Cash flows of financing activities:
Preferred stock dividends paid	13.4	—	(13.5)	—	(0.1)
Excess tax benefits from stock-based compensation	5.2	—	—	—	5.2
Intercompany accounts	—	56.1	0.8	(56.9)	—
Proceeds from revolving credit borrowings	—	45.8	—	—	45.8
Repayments of revolving credit borrowings	—	(27.3)	—	—	(27.3)
Proceeds (repayments) of other debt	—	—	75.6	—	75.6
Proceeds from exercise of stock options	1.7	—	—	—	1.7

Net cash flows of financing activities	20.3	74.6	62.9	(56.9)	100.9

Effect of exchange rate changes on cash and cash equivalents	—	(0.1)	13.2	—	13.1

Increase (decrease) in cash and cash equivalents	(7.1)	3.8	(55.7)	—	(59.0)
Cash and cash equivalents — beginning of period	7.2	13.2	305.3	—	325.7

Cash and cash equivalents — end of period	$0.1	$17.0	$249.6	$—	$266.7

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)— (Continued)
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

20. Subsequent Event
The Company issued $475.0 million in aggregate principal amount of 1.00% Senior Convertible Notes (Notes) due 2012 in a private placement on October 2, 2007. On April 16, 2008, the Company completed an automatic shelf registration statement (Statement) of securities of well-known seasoned issuers on Form S-3ASR (incorporated by reference herein at Exhibit 4.1). The Statement shall be used by the selling securityholders to resell their Notes and common stock issuable upon conversion of their Notes. The Company will not receive any of the proceeds from the sale of the Notes or the common stock issuable upon conversion of the Notes. The selling securityholders may sell their Notes and common stock issuable upon conversion of their Notes either directly or through underwriters, broker-dealers or agents and in one or more transactions at fixed prices, prevailing market prices at the time of sale, varying prices determined at the time of sale or negotiated prices. If the Notes and common stock issuable upon conversion of the Notes are sold through underwriters, broker-dealers or agents, the selling securityholders will be responsible for underwriting discounts or commissions or broker-dealer’s or agent’s commissions. The selling securityholders and any underwriters, broker-dealers or agents that participate in the sale of the Notes or the common stock issuable upon conversion of the Notes may be “underwriters” within the meaning of the Securities Act of 1933, as amended, and any discounts, commissions, concessions or profits they earn on any resale of the securities may be underwriting discounts or commissions under the Securities Act.
The terms of the indentures remain unchanged and the Company will pay interest on the Notes on April 15 and October 15 of each year, beginning on April 15, 2008. The Notes will mature on October 15, 2012. The Notes are unsecured senior obligations and rank equal in right of payment with all other existing and future unsubordinated indebtedness and senior to any future indebtedness that is expressly subordinated to the Notes. The Notes are effectively subordinated to the Company’s secured indebtedness. The Notes are guaranteed on an unsecured senior basis by each of our subsidiaries that is a borrower or a guarantor under the Amended Credit Facility, the 0.875% Convertible Notes due 2013, the Senior Floating Rate Notes due 2015 or the 7.125% Senior Notes due 2017.

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
Certain statements in this report including without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures and the Company’s or management’s beliefs, expectations or opinions, are forward-looking statements, and as such, General Cable desires to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those statements as a result of factors, risks and uncertainties over which the Company has no control. Such factors include those stated in Item 1A of the Company’s 2007 Annual Report on Form 10-K as filed with the SEC on February 29, 2008.
Overview
General Cable is a global leader in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products. General Cable analyzes its worldwide operations based on three geographical reportable segments: 1) North America, 2) Europe and North Africa and 3) Rest of World (ROW).
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
The following table sets forth net sales and operating income by reportable segment for the periods presented, in millions of dollars:

	Three Fiscal Months Ended
(in millions)	March 28, 2008	March 30, 2007

Net sales:
North America	$540.7	$545.1
Europe and North Africa	553.3	426.0
ROW	474.4	38.1

Total	$1,568.4	$1,009.2

Operating Income:
North America	$31.2	$46.8
Europe and North Africa	49.1	39.3
ROW	35.0	5.0

Total	$115.3	$91.1

General Cable’s reported net sales are directly influenced by the price of copper, and to a lesser extent, aluminum. The price of copper and aluminum as traded on the London Metal Exchange (“LME”) and COMEX has historically been subject to considerable volatility and, during the past few years, global copper prices have steadily increased to new record highs. For example, the daily selling price of copper cathode on the COMEX averaged $3.53 and $2.70 per pound in the first quarter of 2008 and 2007, respectively, and the daily price of aluminum rod averaged $1.28 and $1.30 per pound in the first quarter of 2008 and 2007, respectively. This copper and aluminum price volatility is representative of all reportable segments.
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
The Company has also experienced inflationary pressure on raw materials other than copper and aluminum used in cable manufacturing, such as insulating compounds, steel and wood reels, freight costs and energy costs. The Company has historically increased selling prices in many of its markets in order to offset the effect of increased raw material prices and other costs. However, the Company’s ability to ultimately realize these price increases will be influenced by competitive conditions in its markets, including manufacturing capacity utilization. In addition, a continuing rise in raw material prices, when combined with the normal lag time between an announced customer price increase and its effective date in the market, may result in the Company not fully recovering these increased costs. If the Company were not able to adequately increase selling prices in a period of rising raw material costs, the Company would experience a decrease in reported earnings.
General Cable generally has experienced and expects to continue to experience certain seasonal trends in sales and cash flow. These seasonal trends have been somewhat mitigated in recent periods by the Company’s geographic and product expansion and reduction in exposure to the telecommunications market, historically one of its most seasonal businesses. Larger amounts of cash are generally required during winter months to build inventories in anticipation of higher demand during the spring and summer months, when construction activity increases. In general, receivables related to higher sales activity during the spring and summer months are collected during the latter part of the year. In addition, the Company’s working capital requirements increase during periods of rising raw material costs.
Current Business Environment
The wire and cable industry is competitive, mature and cost driven. For many product offerings, there is little differentiation among industry participants from a manufacturing or technology standpoint. During recent years, the Company’s end markets have continued to demonstrate recovery from the low points of demand experienced in 2003; however, recent signs of an economic slowdown in the United States and slowing growth in some European markets continued to soften demand during the first quarter 2008 as compared to the first quarter 2007. The Company believes the recent industry merger and acquisition activity has led to a reduction in inefficient, high cost capacity.
In addition to the factors previously mentioned, General Cable is currently being affected by the following macro-level trends:
•	Worldwide underlying growth trends in electric utility and infrastructure markets;

•	Softness in demand for low-voltage utility products in North America and construction products in Europe, particularly Spain, as a result of slow down in new home construction;

•	Continued decline in demand for copper based telecommunication products;

•	Increasing demand for natural resources, such as oil and gas, and alternative energy initiatives;

•	Increasing demand for further deployment of submarine power and fiber optic communication systems; and

•	Continued political sensitivity in certain developing markets.
The Company’s overall financial results discussed in the following MD&A demonstrate the diversification of the Company’s product offering, focus on faster growing utility and infrastructure markets and global geographic coverage continue to allow the Company to absorb market weakness in any one product grouping or region.
The Company anticipates that the following trends may continue to affect the financial results of the Company during 2008. The Company’s working capital requirements have been and are expected to be impacted by continued high raw materials costs, including metals and insulating materials as well as high freight and energy costs. Copper and aluminum prices remain high compared to historical prices and continue to be volatile. The Company expects both copper and aluminum supplies to continue to be tight globally mainly due to increased demand from emerging economies such as China and India and due to refining industry and mining labor issues.
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

In the fourth quarter of 2006, the Company issued $355.0 million of Convertible Notes with a 0.875% fixed interest rate and used the proceeds to pay down its floating rate, LIBOR-based Amended Credit Facility while investing the excess cash. Additionally, in 2007, the Company also redeemed its $285.0 million 9.5% Senior Notes outstanding in the United States with a fixed interest rate of 9.5% with the issuance of $200.0 million of fixed-rate 7.125% Senior Notes and $125.0 million of Senior Floating Rate Notes with interest payable at an annual interest rate equal to the 3-month LIBOR rate plus 2.375% while investing the excess cash after funding the inducement premium and other fees and expenses. Lastly, in 2007, to partially fund the PDIC acquisition, the Company issued $475.0 million of Convertible Notes with a 1.00% fixed interest rate. The Company expects these capital structure changes will allow it to maintain a lower average interest rate on outstanding debt throughout the current year when compared to prior periods as the Company has exchanged higher fixed rate debt with lower fixed and variable rate debt that based on current and anticipated future interest rates in the United States is expected to result in a reduction of interest expense.
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
On October 31, 2007, the Company acquired the worldwide wire and cable business of Freeport-McMoRan Copper and Gold, Inc., which operates as Phelps Dodge International (“PDIC”), located principally in Latin America, sub-Saharan Africa and Southeast Asia. PDIC has manufacturing, distribution and sales facilities in 19 countries and nearly 3,000 employees. With more than 50 years of experience in the wire and cable industry, PDIC manufactures a full range of electric utility, electrical infrastructure, construction and communication products. The Company paid approximately $707.6 million in cash to the sellers in consideration for PDIC and $8.5 million in fees and expenses related to the acquisition. In 2006, the last full year before the acquisition, PDIC reported global net sales of approximately $1,168.4 million (based on average exchange rates). Certain pro forma information has been provided in Note 3 to the condensed consolidated financial statements. Additionally, pro forma information and PDIC audited financial statements were previously provided on Current Reports on Form 8-K filed on November 1, 2007, amended on January 14, 2008 and April 16, 2008.
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
The results of operations of the acquired businesses discussed above have been included in the condensed consolidated financial statements since the respective dates of acquisition.
Critical Accounting Policies and Estimates
During the three fiscal months ended March 28, 2008, the Company did not change any of its existing critical accounting policies. The partial adoption of SFAS No. 157, Fair Value Measurements (See FSP No 157-2 discussion below) and the adoption of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 were not considered critical accounting policies because the financial instruments held by the Company are valued based on quoted market prices which are considered Level 1 and Level 2 observable inputs. Additionally, (i) no existing accounting policies became critical accounting policies during the period because of an increase in materiality or changes in circumstances and (ii) there were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.
New Accounting Standards
In March 2008, the Financial Accounting Standards Board (FASB) issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities an Amendment of FASB Statement No. 133. Statement No. 161 requires qualitative disclosures about the Company’s objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The Statement is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of adopting SFAS No. 161 on its condensed consolidated financial position, results of operations and cash flows.
In March 2008, the proposed FASB Staff Position (FSP) APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including Partial Cash Settlement) was finalized. The proposed FSP specifies that when issuers of convertible debt instruments recognize interest cost in subsequent periods, they should separately account for the liability and equity components of the instrument in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date. A final FSP is expected to be issued in May 2008. The final FSP will be effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The FSP’s transition provision will require that entities retrospectively apply the FSP for all periods presented. The Company is currently evaluating the impact of adopting FSP APB 14-a on its condensed consolidated financial position, results of operations and cash flows.
In February 2008, FSP No. 157-2 partially delayed the effective date of SFAS No. 157 Fair Value Measurements for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. This FSP is effective for fiscal years beginning after November 15, 2008. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, Business Combinations or FASB No. 141R, Business Combinations. The Company is currently evaluating the impact of adopting FSP No. 157-2 on its condensed consolidated financial position, results of operations and cash flows. As discussed above, the Company has adopted SFAS No. 157 with the exception of FSP No. 157-2 as it relates to nonrecurring non-financial assets and non-financial liabilities.
In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations, and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Statement No. 141 (revised 2007) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. Statement No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported at fair value as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The Statements are effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS No. 160 and 141(R) on its condensed consolidated financial position, results of operations and cash flows.

Results of Operations
The following table sets forth, for the periods indicated, statement of operations data in millions of dollars and as a percentage of net sales. Percentages may not add due to rounding.

	Three Fiscal Months Ended
	March 28, 2008		March 30, 2007
	Amount	%	Amount	%
Net sales	$1,568.4	100.0%	$1,009.2	100.0%
Cost of sales	1,355.7	86.4%	849.4	84.2%

Gross profit	212.7	13.6%	159.8	15.8%
Selling, general and administrative expenses	97.4	6.2%	68.7	6.8%

Operating income	115.3	7.4%	91.1	9.0%
Other income	1.4	0.1%	—	—%
Interest expense, net	(12.2)	(0.8)%	(5.9)	(0.6)%
Loss on extinguishment of debt	—	—%	(25.1)	(2.5)%

Income before income taxes	104.5	6.6%	60.1	6.0%
Income tax provision	(36.1)	(2.3)%	(22.2)	(2.2)%
Minority interest in consolidated subsidiaries	(3.6)	(0.2)%	—	—%
Equity in net earning of affiliated companies	1.1	0.1%	—	—%

Net income	65.9	4.3%	37.9	3.8%
Less: preferred stock dividends	(0.1)	—%	(0.1)	—%

Net income applicable to common shareholders	$65.8	4.3%	$37.8	3.7%

Three Fiscal Months Ended March 28, 2008 Compared with Three Fiscal Months Ended March 30, 2007
The net income applicable to common shareholders was $65.8 million in the first quarter of 2008 compared to net income applicable to common shareholders of $37.8 million in the first quarter of 2007. The net income applicable to common shareholders for the first quarter of 2007 included a pre-tax $25.1 million loss on extinguishment of debt related to a tender offer on the 9.5% Senior Notes. See the “Debt and Other Contractual Obligations” section for more information.
Net Sales
The following tables set forth net sales, metal-adjusted net sales and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for the first quarter of 2007 have been adjusted to reflect the 2008 copper COMEX average price of $3.53 per pound (a $0.83 increase compared to the same period in 2007) and the aluminum rod average price of $1.28 per pound (a $0.02 decrease compared to the same period in 2007). Metal-adjusted net sales, a non-GAAP financial measure, is provided herein in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. See previous discussion of metal price volatility in the “Overview” section.

	Net Sales
	Three Fiscal Months Ended
	March 28, 2008		March 30, 2007
	Amount	%	Amount	%
North America	$540.7	35%	$545.1	54%
Europe and North Africa	553.3	35%	426.0	42%
ROW	474.4	30%	38.1	4%

Total net sales	$1,568.4	100%	$1,009.2	100%

	Metal-Adjusted Net Sales
	Three Fiscal Months Ended
	March 28, 2008		March 30, 2007
	Amount	%	Amount	%
North America	$540.7	35%	$600.3	54%
Europe and North Africa	553.3	35%	465.6	42%
ROW	474.4	30%	42.0	4%

Total metal-adjusted net sales	$1,568.4	100%	$1,107.9	100%

Metal adjustment			(98.7)

Total net sales	$1,568.4		$1,009.2

	Metal Pounds Sold
	Three Fiscal Months Ended
	March 28, 2008		March 30, 2007
	Pounds	%	Pounds	%
North America	92.3	33%	107.7	54%
Europe and North Africa	86.9	31%	84.5	43%
ROW	98.1	36%	5.5	3%

Total metal pounds sold	277.3	100%	197.7	100%

Net sales increased 55% to $1,568.4 million in the first quarter of 2008 from $1,009.2 million in the first quarter of 2007. The net sales increase included $443.2 million of incremental sales attributable to the previously mentioned acquisitions of PDIC in October 2007 and NSW in April 2007. After adjusting 2007 net sales to reflect the $0.83 increase in the average monthly COMEX price per pound of copper and the $0.02 decrease in the average aluminum rod price per pound in 2008, net sales of $1,568.4 million reflects an increase of $460.5 million or 42%, from the metal adjusted net sales of $1,107.9 million in 2007. Volume, as measured by metal pounds sold, increased 79.6 million pounds or 40% to 277.3 million pounds in the first quarter of 2008 as compared to 197.7 million pounds in the first quarter of 2007. Excluding the impact of recent acquisitions, metal pounds sold decreased by 12.0 million pounds. Metal pounds sold is provided herein as the Company believes this metric to be a better measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. Excluding the impact of acquisitions and volume as measured in metal pounds sold, the increase in reported metal-adjusted net sales also includes approximately 17% or $79.4 million, favorable impact of foreign currency exchange rate changes and an approximate 3% or $11.2 million increase due to a favorable product mix combined with global selling price increases that were in excess of higher costs experienced during 2008 as the Company attempted to recover inflation on non-metals raw materials used in cable manufacturing, such as insulating compounds and steel and wood reels, as well as increased freight and energy costs.
Metal-adjusted net sales in the North America segment decreased $59.6 million or 10%, principally as a result of sales volume. Lower sales volume of approximately $85.8 million was primarily the result of lower than expected demand for electric utility distribution cables combined with an overall decrease in demand for outside plant telecommunications cable from the Regional Bell Operating Companies (RBOCs) and communications distribution products. This lower sales volume was partially offset by product mix improvement of approximately $10.7 million and favorable foreign currency exchange rate changes of approximately $15.5 million, principally related to the Canadian dollar. In general, a favorable product mix combined with a moderate improvement on selling prices enabled the Company to partially recover continued higher metal costs, inflation on non-metals raw materials and increased freight and energy costs. However, contractual customer pricing did not allow for increases related to certain communications products. Through forward price agreements, the Company was economically hedged against this exposure and the lower selling prices did not materially impact the Company’s financial results for the first quarter of 2008.
Continued weakness in the housing industry in the United States had a negative impact on the demand for low-voltage and smaller gauge size cables used in electric power distribution during the first quarter of 2008. While the passage of energy legislation in the United States in 2005 aimed at improving the transmission grid infrastructure is expected to contribute to the increase in demand for the Company’s products over time, growth rates are expected to be highly variable depending on related product business cycles and the approval and funding cycle times for large utility projects. For example, total metal pounds shipped for electric utility products have decreased 14.1 million pounds or approximately 23% in the first quarter 2008 as compared to first quarter 2007. The Company believes that utilities may also be curtailing capital expenditures or taking a more guarded approach to grid reliability problems in the face of a slowing economy in the United States. Demand trends for telecommunication products from the RBOCs continue to be dependent on the selected strategy of their broadband rollout exacerbated by the weakness in the U.S. housing market. Those favoring a copper/fiber hybrid model have been showing flat to marginally decreased demand, while those taking a fiber-to-the-home strategy continue to show weakness in demand for copper products. For example, total metal pounds shipped for copper based telecommunication products have decreased 4.9 million pounds or approximately 32% in the first quarter 2008 as compared to first quarter 2007. Additionally, demand trends continue to be affected by high copper prices, which make alternatives to copper-based cable and wire comparatively more affordable, and by RBOC merger activity and budgetary constraints. These decreases were partially offset by increasing demand for products used for energy exploration in the mining, oil, gas, and petrochemical markets, a trend the Company expects to continue partly as a result of higher oil prices. Additionally, increased demand for low- and medium-voltage electrical infrastructure products driven by industrial construction spending helped to offset other product declines.

Metal-adjusted net sales in the Europe and North Africa segment increased $87.6 million, or 19%. Sales volume increased $50.7 million which includes $40.5 million of net sales attributable to the results of acquired businesses. In addition to the impact from acquisitions, the increase reflects approximately $58.9 million of favorable foreign currency exchange rate changes primarily due to the strength of the Euro relative to the dollar. These increases were partially offset by a decrease in price and product mix of approximately $16.7 million. Lower demand for low-voltage and building wire products in the Spanish domestic construction market has been more than offset by stronger electric utility and electrical infrastructure demand throughout Europe, particularly, demand for medium-voltage and high-voltage cables to upgrade the electricity grid as well as projects involving submarine energy cables and other alternative energy projects.
Metal-adjusted net sales in the ROW segment increased $432.4 million. Sales volume increased $408.0 million which includes $402.7 million of net sales attributable to the results of acquired businesses. Excluding the impact from acquisitions, the increase in metals-adjusted net sales reflects favorable foreign currency exchange rate changes, principally related to New Zealand and Australia, of approximately $5.0 million and price and product mix improvement of $8.0 million. Increased volume, excluding the impact from acquisitions, is attributable to better than expected demand in electric utility and electrical infrastructure products as it relates to the New Zealand energy industrial market. Acquisition related sales of electrical infrastructure and electric utility products were strong, particularly in the developing countries of Central and South America where there continues to be a high level of construction and mining activity as well as programs to bring electricity further into the rural areas, such as Brazil’s “Light for All” program.
Gross Profit
Gross profit increased from $159.8 million in the first quarter of 2007 to $212.7 million in the first quarter of 2008. Gross profit as a percentage of metal-adjusted net sales was 13.6% for the three fiscal months ended March 28, 2008 and was 14.4% for the three fiscal months ended March 30, 2007. The downward pressure on gross profit margin on a metal-adjusted net sales basis is principally related to the North America segment as a result of higher raw material costs, lower plant utilization, softening end user demand and an unfavorable pricing environment on certain electric utility products.
Selling, General and Administrative Expense
Selling, general and administrative expense increased to $97.4 million in the first quarter of 2008 from $68.7 million in the first quarter of 2007. The increase in SG&A was primarily related to incremental SG&A costs within acquired businesses and strategic employee additions throughout the Company in order to support the Company’s growth initiatives and increased process capability. The increase in SG&A was also partially the result of foreign currency exchange rate translation changes of $4.7 million in the first quarter 2008. SG&A as a percentage of metal adjusted net sales was 6.2% for the first quarter of 2008 and 2007.
Operating Income
The following table sets forth operating income by segment, in millions of dollars.

	Operating Income
	Three Fiscal Months Ended,
	March 28, 2008		March 30, 2007
	Amount	%	Amount	%
North America	$31.2	27%	$46.8	51%
Europe and North Africa	49.1	43%	39.3	43%
ROW	35.0	30%	5.0	6%

Total operating income	$115.3	100%	$91.1	100%

Operating income of $115.3 million for the first quarter of 2008 increased from $91.1 million in the first quarter of 2007. This increase is the result of recent acquisitions which represent $36.1 million of operating income primarily related to PDIC as well as a $7.3 million favorable impact of foreign currency exchange rate changes, a $3.9 million favorable lower of cost or market adjustment primarily related to PDIC raw material metal inventory, global selling price and product mix improvement and ongoing Lean manufacturing cost containment and efficiency efforts. These increases are partially offset by the operating result of the Company’s North America segment which resulted in a decrease of $15.6 million.
The decrease in operating income for the North America segment of $15.6 million is largely the result of higher raw material and transportation costs as well as a decrease in volume as a result of lower than expected demand for the segment’s electric utility and communication products. Persistent softness in the housing market has had a negative impact on the demand for low-voltage and smaller gauge size cables used in electric power distribution as well as copper-based telecommunication products used by RBOC’s in new housing starts. Increased demand for low- and medium-voltage electrical infrastructure products driven by industrial construction spending helped to partially offset the above declines.
Operating income for the Europe and North Africa segment increased $9.8 million. The improvement in operating income was due to the continued implementation of Lean Six Sigma cost saving initiatives, efficient manufacturing and high factory utilization rates. Increased selling prices in excess of higher metals costs and other cost inputs, positive product mix changes, increase sales volume for certain products and the impact of foreign currency exchange rate changes also contributed to the improved operating income.
Operating income for the ROW segment increased $30.0 million. The increase in operating income was primarily due to the acquired PDIC business, favorable foreign currency exchange rate changes combined with selling price increases in excess of higher metals costs and other cost inputs and cost containment initiatives.
Other Income
Other income of $1.4 million in the first quarter 2008 is comprised of foreign currency transaction gains (losses) which resulted from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated. Other income was not significant in the first quarter of 2007.
Interest Expense
Net interest expense increased to $12.2 million in the first quarter of 2008 from $5.9 million in the first quarter of 2007. The increase in interest expense is due to higher average debt levels as compared to the first quarter of 2007, primarily related to the October 2007 issuance of the Company’s $475.0 million 1.00% Senior Convertible Notes to partially fund the PDIC acquisition, the addition of PDIC credit facilities and additional borrowings in Europe as well as increased borrowing on the Company’s Amended Credit Facility.
Loss on Extinguishment of Debt
During 2007, the Company recognized a pre-tax loss on the extinguishment of debt of approximately $25.3 million, consisting of a $20.5 million inducement premium, related fees and expenses and the write-off of approximately $4.8 million in unamortized fees and expenses due to the tender offer and redemption of approximately $280.2 million of the Company’s $285.0 million in 9.5% Senior Notes, of which a pre-tax loss on the extinguishment of debt of $25.1 million was recognized during the first quarter of 2007. The Company redeemed the final $4.8 million outstanding 9.5% Senior Notes in November of 2007.
Tax Provision
The Company’s effective tax rate for the first quarter of 2008 and 2007 was 34.5% and 36.9%, respectively. The decrease is mainly attributable to the increase in the relative mix of income generated in lower tax rate jurisdictions.
Preferred Stock Dividends
The Company accrued and paid $0.1 million in dividends on its preferred stock in the first quarter of 2008 and 2007.
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
Summary of Cash Flows
Cash flow used by operating activities in the first three fiscal months of 2008 was $133.3 million. This use of cash principally reflects a $244.7 million increase in accounts receivable and a $29.0 million increase in inventories. The increase in accounts receivable reflects increased sales volumes partly as a result of the Company’s normal seasonal trend as well as to a lesser extent higher global selling prices in response to increased raw material costs. The volume impact is more pronounced on a sequential basis in the first quarter due to the number of holidays that are recognized globally in the months leading up to the year end which generally reduces commercial activity in that period. The increase in inventory is also consistent with historical first quarter trends as inventories are built in anticipation of higher demand during the spring and summer months, when construction activity increases. Partially offsetting these uses of cash in the quarter was $85.7 million of cash inflows related to net income adjusted for depreciation and amortization, foreign currency exchange gains, excess tax benefits on stock-based compensation recognized under SFAS No. 123(R) and loss on disposal of property as a result of the underlying global operating results which are discussed by operating segment above and $47.9 million of cash inflows from an increase in accounts payable, accrued and other liabilities. The increase in accounts payable, accrued and other liabilities is primarily due to an increase in accounts payable which reflects greater manufacturing activity as a result of the normal seasonal trends discussed above and to a lesser extent increased raw material costs in the first quarter of 2008.
Cash flow used by investing activities was $39.7 million in the first three fiscal months of 2008, principally reflecting $41.6 million of capital expenditures partially offset by proceeds from properties sold of $2.8 million. The Company continues to focus its capital program around the world to upgrade equipment, improve efficiency and throughput and enhance productivity primarily in its electric utility and electrical infrastructure cable businesses. The Company anticipates capital spending to be approximately $200.0 million in 2008.
Cash flow provided by financing activities in the first three fiscal months of 2008 was $100.9 million. This reflects additional borrowings under the Company’s Amended Credit Facility of $45.8 million and other various short-term credit facilities of $75.6 million primarily in the Rest of the World segment as discussed in the “Debt and Other Contractual Obligations” section below. The Company also received $1.7 million from the exercise of stock options and $5.2 million was related to excess tax benefits from stock-based compensation. These increases were partially offset by the repayment of borrowings under the Company’s Amended Credit Facility of $27.3 million.
Debt and Other Contractual Obligations
The Company’s outstanding debt obligations excluding capital leases were $1,499.7 million as of March 28, 2008 and consisted of $475.0 million of 1.00% Convertible Notes due in 2012, $355.0 million of 0.875% Convertible Notes due in 2013, $200.0 million of 7.125% Senior Notes due in 2017, $125.0 million of Senior Floating Rate Notes due in 2015, $65.5 million of Spanish Term Loans, $70.0 million drawn on the Amended Credit Facility, $100.2 million drawn on PDIC credit facilities and $109.0 million of various short and medium term loans. A separate description of our various borrowings is provided below and additional discussion is included at Note 7 to the Condensed Consolidated Financial Statements.
The Company’s 1.00% Senior Convertible Notes were issued in September 2007 in the amount of $475.0 million. The notes were sold to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). Subsequently, on April 16, 2008 the notes and common stock issuable upon conversion of the notes were registered on a Registration Statement on Form S-3. See Subsequent Events Note 20 of the condensed consolidated financial statements for additional information. The 1.00% Senior Convertible Notes bear interest at a fixed rate of 1.00%, payable semi-annually in arrears, on April 15 and October 15, and mature in 2012. The 1.00% Senior Convertible Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company’s wholly-owned U.S. and Canadian subsidiaries. The estimated fair value of the 1.00% Senior Convertible Notes was approximately $468.5 million at March 28, 2008.
The Company’s 0.875% Convertible Notes were issued in November of 2006 in the amount of $355.0 million, pursuant to the Company’s effective Registration Statement on Form S-3. The 0.875% Convertible Notes bear interest at a fixed rate of 0.875%, payable semi-annually in arrears, on May 15 and November 15, and mature in 2013. As a result of exceeding certain average stock price thresholds as defined in Note 7 of the condensed consolidated financial statements, the Company classified the $355.0 million as a current liability at December 31, 2007. Since these thresholds were not met during the first quarter 2008 the 0.875% Convertible Notes are reported as long-term debt at March 28, 2008. The 0.875% Convertible Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company’s wholly-owned U.S. and

Canadian subsidiaries. The estimated fair value of the 0.875% Convertible Notes was approximately $467.4 million at March 28, 2008.
The Company completed the issuance and sale of $325.0 million in aggregate principal amount of new senior unsecured notes, comprised of $200.0 million of 7.125% Senior Fixed Rate Notes due 2017 (the “7.125% Senior Notes”) and $125.0 million of Senior Floating Rate Notes due 2015 (the “Senior Floating Rate Notes” and together with the “7.125 Senior Notes”, the “Notes”) on July 26, 2007 to replace the unregistered Notes with registered Notes with like terms pursuant to an effective Registration Statement on Form S-4. The Notes are jointly and severally guaranteed by the Company’s U.S. and Canadian subsidiaries. The estimated fair value of the 7.125% Senior Notes and Senior Floating Rate Notes was approximately $192.0 million and $109.4 million, respectively, at March 28, 2008.
The Senior Floating Rate Notes bear interest at an annual rate equal to the 3-month LIBOR rate plus 2.375%, which was 7.1% at March 28, 2008. Interest on the Senior Floating Rate Notes is payable quarterly in arrears in cash on January 1, April 1, July 1 and October 1 of each year, commencing on July 1, 2007. The 7.125% Senior Notes bear interest at a rate of 7.125% per year and are payable semi-annually in arrears in cash on April 1 and October 1 of each year, commencing on October 1, 2007. The Senior Floating Rate Notes mature on April 1, 2015 and the 7.125% Senior Notes mature on April 1, 2017.
The Spanish Term Loan of 50 million euros was issued in December 2005 and was available in up to three tranches, with an interest rate of Euribor plus 0.8% to 1.5% depending on certain debt ratios. Two of the tranches have expired. The remaining tranche of the Spanish Term Loan is repayable in fourteen semi-annual installments, maturing in 2012. In February 2008, the Company entered into a second term loan in the amount of 20 million euros with an interest rate of Euribor plus 0.5%. The term loan is payable in ten semi-annual installments due in August and February, maturing in February 2013. Simultaneously, the Company entered into a fixed interest rate swap to coincide with the terms and conditions of the second term loan starting in August 2008 and maturing in February 2013 which will effectively hedge the variable interest rate with a fixed interest rate of 4.2% As of March 28, 2008, the U.S. dollar equivalent of $65.5 million was drawn under these term loan facilities and availability of $3.4 million remains under these Spanish Term Loans.
The Spanish Credit Facility of 25 million euros was issued in December 2005, matures at the end of five years and carries an interest rate of Euribor plus 0.6% to 1.0% depending on certain debt ratios. No funds are currently drawn under the Spanish Credit Facility, leaving undrawn availability of approximately the U.S. dollar equivalent of $39.5 million as of March 28, 2008. Commitment fees ranging from 15 to 25 basis points per annum on any unused commitments under the Spanish Credit Facility will be assessed to Grupo General Cable Sistemas, S.A., and are payable on a quarterly basis.
The Company’s current senior secured revolving credit facility (“Amended Credit Facility”), as amended, is a five-year, $400.0 million asset based revolving credit agreement that includes an approximate $50.0 million sublimit for the issuance of commercial and standby letters of credit and a $20.0 million sublimit for swingline loans. Loans under the Amended Credit Facility bear interest at the Company’s option, equal to either an alternate base rate (prime plus 0.00% to 0.625%) or an adjusted LIBOR rate plus an applicable margin percentage (LIBOR plus 1.125% to 1.875%). The applicable margin percentage is subject to adjustments based upon the excess availability, as defined. At March 28, 2008, the Company had outstanding borrowings of $70.0 million and undrawn availability of $281.1 million under the Amended Credit Facility. As of March 28, 2008, the Company had outstanding letters of credit and swingline loans related to this Amended Credit Facility of $40.4 million and $8.5 million, respectively. The weighted average interest rate on borrowings outstanding under the Amended Credit Facility was 3.9% as of March 28, 2008.
Indebtedness under the Amended Credit Facility is guaranteed by the Company’s U.S. and Canadian subsidiaries and is secured by a first priority security interest in tangible and intangible property and assets of the Company’s U.S. and Canadian subsidiaries. The lenders have also received a pledge of all of the capital stock of the Company’s existing domestic subsidiaries and any future domestic subsidiaries.
On October 31, 2007 the Company acquired PDIC and assumed the U.S. dollar equivalent of $64.3 million (at the prevailing exchange rate on that date) of mostly short-term PDIC debt as a part of the acquisition. As of March 28, 2008, PDIC related debt was $100.2 million of which approximately $98.7 million was short-term financing agreements at various interest rates. The weighted average interest rate was 6.5% as of March 28, 2008. The Company has approximately $257.5 million of excess availability under the various credit facilities.
On August 31, 2006, the Company acquired ECN Cable and assumed the U.S. dollar equivalent of $38.6 million (at prevailing exchange rates on that date) of mostly short-term ECN Cable debt as a part of the acquisition. On December 15, 2006, approximately $6.9 million (at the prevailing exchange rate on that date) of debt was paid and cancelled. As of March 28, 2008, ECN Cable’s debt was the U.S. dollar equivalent of $17.6 million. The debt consisted of approximately $0.1 million relating to an uncommitted accounts receivable facility and approximately $17.5 million of short-term financing agreements at various interest rates. In addition, ECN Cable has an 11 million euros ($18.3 million US dollar equivalent) debt facility that charges interest at Euribor plus 0.5%. No funds are currently drawn under this facility.
The Company’s Europe and North Africa segment has approximately $150.2 million of uncommitted facilities that are secured by the respective company’s accounts receivable. At March 28, 2008, $32.9 million (including $0.1 million at ECN, mentioned above) of these debt facilities were drawn.
As of March 28, 2008, the Company was in compliance with all debt covenants.
At December 31, 2007, the defined benefit plans were underfunded by approximately $72.5 million. The Company estimates its 2008 pension expense for its defined benefit pension plans will increase approximately $1.2 million from 2007, excluding curtailment and settlement activity in 2007. Cash contributions are expected to decrease to approximately $6.8 million.
Summarized information about the Company’s contractual obligations and commercial commitments as of March 28, 2008 is as follows (in millions of dollars):

	Payments Due by Period
		Less than	1 – 3	4 – 5	After 5
	Total	1 Year	Years	Years	Years
Contractual obligations(1):
Total debt (excluding capital leases)	$1,499.7	$203.3	$106.3	$856.1	$334.0
Capital leases	3.4	1.1	2.2	0.1	—
Interest payments on 7.125% Senior	149.6	14.2	28.5	28.5	78.4
Notes
Interest payments on Senior Floating Rate Notes	73.6	8.9	17.8	17.8	29.1
Interest payments on 0.875% Convertible Notes	20.2	3.1	6.2	6.2	4.7
Interest payments on 1.00% Senior Convertible Notes	23.8	4.8	9.5	9.5	—
Operating leases	33.3	8.7	13.2	6.5	4.9
Defined benefit pension obligations(2)	6.8	6.8	—	—	—
Postretirement benefits	11.9	1.6	3.2	2.6	4.5
Commodity futures and forward pricing agreements(3)	540.5	497.6	42.9	—	—
Foreign currency contracts(3)	449.0	393.7	55.3	—	—
FIN 48 obligation, including interest and penalties(4)	—	—	—	—	—
Statutory severance programs(5)	2.2	0.6	0.3	0.4	0.9

Total	$2,814.0	$1,144.4	$285.4	$927.7	$456.5

(1)	This table does not include interest payments on certain variable rate debt because the future amounts are based on variable interest rates and the amount of the borrowings under the Amended Credit Facility and Spanish Credit Facility fluctuate depending upon the Company’s working capital requirements.

(2)	Defined benefit pension obligations reflect the Company’s estimates of contributions that will be required in 2008 to meet current law minimum funding requirements. Amounts beyond one year have not been provided because they are not determinable.

(3)	Information on these items is provided under Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

(4)	FIN 48 obligations of $65.3 million have not been reflected in the above table due to the inherent uncertainty as to the amount and timing of settlement, which is contingent upon the occurrence of possible future events, such as examinations and determinations by various tax authorities.

(5)	All statutory severance benefits for employees in Venezuela of $0.5 million have been included in 2008 as amounts due beyond one year are not determinable.
The Company anticipates being able to meet its obligations as they come due based on historical experience and the expected availability of funds under its current credit facilities.
Off Balance Sheet Assets and Obligations
As part of the BICC plc acquisition, BICC agreed to indemnify General Cable against environmental liabilities existing at the date of the closing of the purchase of the business. In the sale of the businesses to Pirelli, General Cable generally indemnified Pirelli against any environmental liabilities on the same basis as BICC plc indemnified the Company in the earlier acquisition. However, the indemnity the Company received from BICC plc related to the European business sold to Pirelli terminated upon the sale of those businesses to Pirelli. In addition, General Cable has agreed to indemnify Pirelli against any warranty claims relating to the prior operation of the business. General Cable has also agreed to indemnify Southwire Company against certain liabilities arising out of the operation of the business sold to Southwire prior to its sale. As a part of the 2005 acquisition, SAFRAN SA agreed to indemnify General Cable against certain environmental liabilities existing at the date of the closing of the purchase of Silec. These indemnifications are discussed in more detail at Note 16 to the condensed consolidated financial statements.
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
As of March 28, 2008, the Company had $153.7 million in letters of credit, $119.3 million in various performance bonds and $382.8 million in other guarantees. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self insurance claims, defined benefit plan obligations, contract performance, quality and other various bank and financing guarantees. See Liquidity and Capital Resources for excess availability under the Company’s various credit borrowings.
See the previous section, “Debt and Other Contractual Obligations,” for information on debt-related guarantees.
Environmental Matters
The Company’s expenditures for environmental compliance and remediation amounted to approximately $0.5 million and $2.8 million for the three months ended March 28, 2008 and twelve months ended December 31, 2007, respectively. In addition, certain of General Cable’s subsidiaries have been named as potentially responsible parties in proceedings that involve environmental remediation. The Company has accrued $2.0 million at March 28, 2008 for all environmental liabilities. Environmental matters are described in Item 1, which is incorporated herein by reference. While it is difficult to estimate future environmental liabilities, the Company does not currently anticipate any material adverse effect on results of operations, cash flows or financial position as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
General Cable is exposed to various market risks, including changes in interest rates, foreign currency exchange rates and raw material (commodity) prices. To manage risk associated with the volatility of these natural business exposures, General Cable enters into interest rate, commodity and foreign currency derivative agreements related to both transactions and copper and aluminum forward purchase agreements. General Cable does not purchase or sell derivative instruments for trading purposes. General Cable does not engage in trading activities involving commodity contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques.
The notional amounts and fair values of these designated cash flow at March 28, 2008 and December 31, 2007 are shown below (in millions). The carrying amount of the financial instruments was a net asset of $43.5 million and a net liability of $11.1 million at March 28, 2008 and December 31, 2007, respectively.

	March 28, 2008		December 31, 2007
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Cash flow hedges:
Interest rate swap	$9.0	$(0.6)	$9.0	$(0.5)
Commodity futures	390.2	24.0	297.7	(18.8)
Foreign currency forward exchange	449.0	20.1	380.5	8.2

		$43.5		$(11.1)

Other Forward Pricing Agreements
In the normal course of business, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption of SFAS No. 133 because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At March 28, 2008 and December 31, 2007, General Cable had $150.3 million and $90.1 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At March 28, 2008 and December 31, 2007, the fair value of these arrangements were $156.9 million and $86.1 million, respectively, and General Cable had an unrealized gain (loss) of $6.6 million and $(4.0) million, respectively, related to these transactions. General Cable expects the unrealized losses under these agreements to be offset as a result of firm sales price commitments with customers.
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
In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 28, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 28, 2008.
Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting at December 31, 2007 did not include an assessment of certain elements of internal controls over financial reporting of PDIC acquired on October 31, 2007 and NSW acquired on April 30, 2007, which are included in the consolidated financial statements of the Company for the year ended December 31, 2007 and included in the condensed consolidated financial statements of the Company for the period ended March 28, 2008. Prior to the Company’s acquisition, PDIC and NSW were subsidiaries of other U.S. publicly listed companies subject to the Sarbanes-Oxley rules and regulations. In accordance with the Sarbanes Oxley rules and regulations, which allow for a one-year integration period, the Company is including PDIC and NSW in its risk assessment and testing program of internal controls in 2008.

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting, as such item is defined in Exchange Act Rules 13a — 15(f) and 15d — 15(f), during the fiscal quarter ended March 28, 2008, that have materially affected, or are reasonable likely to materially affect the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of the date of this filing, there have been no additional material legal proceedings or material developments in the legal proceedings disclosed in the Company’s 2007 Annual Report on
Form 10-K.
ITEM 1A. RISK FACTORS
There have been no material changes in the Company’s risk factors from those disclosed in General Cable’s 2007 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Company currently has no share repurchase program approved by the Board of Directors, and therefore, repurchased no shares under such a program during the first quarter of 2008. However, employees of the Company do have the right to surrender to the Company shares in payment of minimum tax obligations upon the vesting of grants of common stock under the Company’s equity compensation plans. During the fiscal quarter ended March 28, 2008, 20,272 shares were surrendered to the Company by employees in payment of minimum tax obligations upon the vesting of nonvested stock under the Company’s equity compensation plans, and the average price paid per share was $57.32.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None during the three fiscal months ended March 28, 2008.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None during the three fiscal months ended March 28, 2008.
ITEM 5. OTHER INFORMATION
None during the three fiscal months ended March 28, 2008.

ITEM 6. EXHIBITS
The following exhibits are filed herewith or incorporated herein by reference. Documents indicated by an asterisk (*) are filed herewith; documents indicated by a double asterisk (**) identify each management contract or compensatory plan. Documents not indicated by an asterisk are incorporated by reference to the document indicated.
a) Exhibits

4.1	Automatic shelf registration statement of $475.0 million in aggregate principal amount of 1.00% Senior Convertible Notes due 2012 incorporated by reference to Form S-3ASR filed on April 16, 2008.
10.1	Salary Adjustment for President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Treasurer and Executive Vice President, General Counsel and Secretary dated February 5, 2008 (incorporated by reference to the Form 8-K Current Report as filed on February 5, 2008)
*12.1	Computation of Ratio of Earnings to Fixed Charges
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) or 15d — 14
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a) or 15d — 14
*32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Cable Corporation
Signed: May 7, 2008	By:	/s/ BRIAN J. ROBINSON
Brian J. Robinson
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

4.1	Automatic shelf registration statement of $475.0 million in aggregate principal amount of 1.00% Senior Convertible Notes due 2012 incorporated by reference to Form S-3ASR filed on April 16, 2008.
10.1	Salary Adjustment for President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Treasurer and Executive Vice President, General Counsel and Secretary dated February 5, 2008 (incorporated by reference to the Form 8-K Current Report as filed on February 5, 2008)
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) or 15d — 14
31.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a) or 15d — 14
32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.