Form 10-Q
period 2008-06-27
GENERAL CABLE CORP /DE/
filed 2008-08-06
CIK 886035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 1, 2008
Common Stock, $0.01 per value	52,802,175

GENERAL CABLE CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL STATEMENTS
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

	Three Fiscal Months Ended		Six Fiscal Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
Net sales	$1,742.8	$1,172.5	$3,311.2	$2,181.7

Cost of sales	1,515.5	999.4	2,871.2	1,848.8

Gross profit	227.3	173.1	440.0	332.9

Selling, general and administrative expenses	96.7	70.1	194.1	138.8

Operating income	130.6	103.0	245.9	194.1

Other income (expense)	(1.8)	(1.5)	(0.4)	(1.5)

Interest income (expense):
Interest expense	(16.2)	(10.6)	(31.2)	(19.5)
Interest income	3.5	3.9	6.3	6.9
Loss on extinguishment of debt	—	—	—	(25.1)

	(12.7)	(6.7)	(24.9)	(37.7)

Income before income taxes	116.1	94.8	220.6	154.9
Income tax provision	(38.9)	(31.9)	(75.0)	(54.1)
Minority interest in consolidated subsidiaries	(3.2)	—	(6.8)	—
Equity in earnings of affiliated companies	1.7	—	2.8	—

Net income	75.7	62.9	141.6	100.8

Less: preferred stock dividends	(0.1)	(0.1)	(0.2)	(0.2)

Net income applicable to common shareholders	$75.6	$62.8	$141.4	$100.6

Earnings per share

Earnings per common share-basic	$1.47	$1.23	$2.75	$1.97

Weighted average common shares-basic	51.6	51.2	51.5	51.1

Earnings per common share-assuming dilution	$1.37	$1.15	$2.57	$1.87

Weighted average common shares-assuming dilution	55.4	54.7	55.0	53.8

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	June 27,	December 31,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$411.4	$325.7
Receivables, net of allowances of $23.8 million at June 27, 2008 and $17.9 million at December 31, 2007	1,489.7	1,121.4
Inventories	1,089.0	928.8
Deferred income taxes	114.5	123.6
Prepaid expenses and other	125.6	73.7

Total current assets	3,230.2	2,573.2

Property, plant and equipment, net	830.1	738.8
Deferred income taxes	46.4	42.6
Goodwill	148.0	116.1
Intangible assets, net	229.5	236.7
Unconsolidated affiliated companies	31.8	29.5
Other non-current assets	52.5	56.7

Total assets	$4,568.5	$3,793.6

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$1,144.0	$937.3
Accrued liabilities	417.3	397.3
Current portion of long-term debt	703.1	500.9

Total current liabilities	2,264.4	1,835.5

Long-term debt	984.0	897.9
Deferred income taxes	121.5	118.5
Other liabilities	201.5	190.0

Total liabilities	3,571.4	3,041.9

Commitments and Contingencies (Note 16)
Minority interest in consolidated subsidiaries	92.9	74.8

Shareholders’ Equity:
Redeemable convertible preferred stock, at redemption value (liquidation preference of $50.00 per share):
June 27, 2008 – 76,223 outstanding shares
December 31, 2007 – 101,940 outstanding shares	3.8	5.1
Common stock, $0.01 par value, issued and outstanding shares:
June 27, 2008 – 52,805,781 (net of 5,149,848 treasury shares)
December 31, 2007 – 52,430,149 (net of 5,121,841 treasury shares)	0.6	0.6
Additional paid-in capital	284.0	268.0
Treasury stock	(61.4)	(60.3)
Retained earnings	569.1	428.3
Accumulated other comprehensive income	108.1	35.2

Total shareholders’ equity	904.2	676.9

Total liabilities and shareholders’ equity	$4,568.5	$3,793.6

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Six Fiscal Months Ended
	June 27, 2008	June 29, 2007
Cash flows of operating activities:
Net income	$141.6	$100.8
Adjustments to reconcile net income to net cash flows of operating activities:
Depreciation and amortization	48.4	28.7
Loss on extinguishment of debt	—	25.1
Foreign currency exchange loss	0.4	1.5
Deferred income taxes	(1.7)	(4.8)
Excess tax benefits from stock-based compensation	(6.8)	(9.3)
Loss on disposal of property	5.2	0.8
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Increase in receivables	(323.2)	(212.6)
Increase in inventories	(95.2)	(31.5)
Increase in other assets	(0.8)	(0.5)
Increase in accounts payable, accrued and other liabilities	172.0	147.9

Net cash flows of operating activities	(60.1)	46.1

Cash flows of investing activities:
Capital expenditures	(93.0)	(45.7)
Proceeds from properties sold	3.6	0.6
Proceeds from acquisitions including cash acquired	—	17.0
Acquisitions, net of cash acquired	(36.2)	(5.9)
Other, net	(0.5)	1.7

Net cash flows of investing activities	(126.1)	(32.3)

Cash flows of financing activities:
Preferred stock dividends paid	(0.2)	(0.2)
Excess tax benefits from stock-based compensation	6.8	9.3
Proceeds from revolving credit borrowings	93.3	—
Repayments of revolving credit borrowings	(47.3)	—
Issuance of long-term debt, net of fees and expenses	—	318.3
Repayments of long-term debt, including fees and expenses	—	(300.6)
Proceeds of other debt, net	202.9	22.8
Proceeds from exercise of stock options	2.3	5.2

Net cash flows of financing activities	257.8	54.8

Effect of exchange rate changes on cash and cash equivalents	14.1	3.3

Increase in cash and cash equivalents	85.7	71.9
Cash and cash equivalents – beginning of period	325.7	310.5

Cash and cash equivalents – end of period	$411.4	$382.4

Supplemental Information
Cash paid during the period for:
Income tax payments, net of refunds	$31.6	$27.8

Interest paid	$20.1	$31.4

Non-cash investing and financing activities:
Issuance of nonvested shares	$2.6	$3.5

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
1. Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements of General Cable Corporation and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three and six fiscal months ended June 27, 2008, are not necessarily indicative of results that may be expected for the full year. The December 31, 2007, condensed consolidated balance sheet amounts are derived from the audited financial statements but do not include all disclosures herein required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008. The Company’s fiscal year end is December 31. The Company’s fiscal quarters consist of 13-week periods ending on the Friday nearest to the end of the calendar months of March, June and September.
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
2. New Accounting Standards
In May 2008, the FASB issued Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including Partial Cash Settlement). The FSP specifies that when issuers of convertible debt instruments recognize interest cost in subsequent periods, they should separately account for the liability and equity components of the instrument in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date. The FSP will be effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The transition provision will require that entities retrospectively apply the FSP for all periods presented. The Company’s two convertible issuances (see Note 7) will be affected by adopting FSP APB 14-1. The Company is currently evaluating the impact on its condensed consolidated financial position, results of operations and cash flows.
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
In February 2008, FSP No. 157-2 partially delayed the effective date of SFAS No. 157 Fair Value Measurements for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. This FSP is effective for fiscal years beginning after November 15, 2008. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, Business Combinations or FASB No. 141R, Business Combinations. The Company is currently evaluating the impact of adopting FSP No. 157-2 on its condensed consolidated financial position, results of operations and cash flows. As discussed below in Note 18, the Company has adopted SFAS No. 157 with the exception of FSP No. 157-2 as it relates to nonrecurring non-financial assets and non-financial liabilities.
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
3. Acquisitions and Divestitures
On May 21, 2008, the Company entered a joint venture for majority ownership of E.P.E / EN.I.CA.BISKRA/SPA (Enica Biskra), an Algerian state-owned manufacturer of low and medium voltage power and construction cables. Enica Biskra employs approximately 1,000 associates and is a leading provider of utility cables to the principal Algerian state-owned power utility and gas producer. The Company paid approximately $64.9 million in cash for its investment in Enica Biskra which included $19.1 million for the purchase of additional shares in the joint venture itself and assumed existing debt of $43.0 million (at prevailing foreign currency exchange rates on the date of purchase). Fees and expenses related to the acquisition totaled approximately $1.0 million. In 2007, the last full year before the joint venture was established, Enica Biskra reported net sales of approximately $102.0 million (based on 2007 average exchange rates). Net assets and pro forma results of the Enica Biskra acquisition are immaterial.
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
The following table represents a preliminary purchase price allocation based on the estimated fair values, or other measurements as applicable, of the assets acquired and the liabilities assumed as well as $7.1 million for the purchase of additional minority interest, in millions:

October 31, 2007
Cash	$99.0
Accounts receivable	279.8
Inventories	280.7
Property, plant and equipment	190.3
Intangible assets	237.4
Goodwill	127.7
Other current and noncurrent assets	75.1

Total assets	$1,290.0

Current liabilities	$384.7
Other liabilities	117.9

Total liabilities	$502.6

Minority Interest	$64.2

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
The following table presents, in millions, actual consolidated results of operations for the Company for the three and six fiscal months ended June 27, 2008, including the operations of PDIC, and presents the unaudited pro forma consolidated results of operations for the Company for the three and six fiscal months ended June 29, 2007 as though the acquisition of PDIC had been completed as of the beginning of that period. This pro forma information is intended to provide information regarding how the Company might have looked if the acquisition had occurred as of January 1, 2007. The pro forma adjustments represent management’s best estimates based on information available at the time the pro forma information was prepared and may differ from the adjustments that may actually have been required. Accordingly, the pro forma financial information should not be relied upon as being indicative of the historical results that would have been realized had the acquisition occurred as of the dates indicated or that may be achieved in the future.

	Three Fiscal Months Ended		Six Fiscal Months Ended
		June 29,		June 29,
	June 27,	2007	June 27,	2007
(in millions)	2008	(Pro forma)	2008	(Pro forma)

Revenue	$1,742.8	$1,594.0	$3,311.2	$2,845.6

Net income applicable to common shareholders	$75.6	$87.3	$141.4	$134.6

Earnings per common share – assuming dilution	$1.37	$1.60	$2.57	$2.46

Pro forma adjustments have been made to interest expense, depreciation and amortization, income taxes and minority interest in consolidated subsidiaries to present the amounts on a purchase accounting adjusted basis.
On April 30, 2007, the Company acquired Norddeutsche Seekabelwerke GmbH & Co. KG (“NSW”), located in Nordenham, Germany from Corning Incorporated. As a result of the transaction, the Company assumed liabilities in excess of the assets acquired, including approximately $40.1 million of pension liabilities (based on the prevailing exchange rate at April 30, 2007). The Company recorded proceeds of $28.0 million ($11.0 million was received in the third quarter 2007), net of $1.1 million fees and expenses, which included $12.3 million of cash acquired and $5.5 million for settlement of accounts receivable.
The final purchase price allocation based on the estimated fair values, or other measurements as applicable, of the assets acquired and the liabilities assumed at the date of acquisition is as follows (in millions at the prevailing exchange rate at April 30, 2007):

As of
April 30, 2007
Cash	$12.3
Accounts receivable	27.8
Inventories	29.2
Property, plant and equipment	2.5
Other current and noncurrent assets	0.3

Total assets	$72.1

Current liabilities	$40.5
Other liabilities	1.4
Pension liabilities	40.1

Total liabilities	$82.0

NSW had revenues of approximately $120 million in 2006 the last year before the acquisition (based on 2006 average exchange rates) and has approximately 400 employees. NSW offers complete solutions for submarine cable systems including manufacturing, engineering, seabed mapping, project management, and installation for the offshore communications, energy exploration, transmission, distribution, and alternative energy markets. Pro forma results of the NSW acquisition are not material.
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
Inventories consisted of the following (in millions):

	June 27,	December 31,
	2008	2007
Raw materials	$205.7	$145.5
Work in process	190.9	154.3
Finished goods	692.4	629.0

Total	$1,089.0	$928.8

At June 27, 2008 and December 31, 2007, $696.4 million and $616.6 million, respectively, of inventories were valued using the LIFO method. Approximate replacement costs of inventories valued using the LIFO method totaled $1,030.6 million at June 27, 2008 and $792.3 million at December 31, 2007.
If the Company is not able to recover the LIFO value of its inventory when replacement costs are lower than the LIFO value of the inventory, the Company is required to record a lower of cost or market LIFO inventory adjustment to recognize the charge in its condensed consolidated statement of operations. As of December 31, 2007, the Company recorded a lower of cost or market provision of $4.5 million, specifically, for copper and aluminum raw material inventory obtained as a result of the PDIC acquisition in which the replacement costs at the end of the year were lower than the LIFO value of the acquired copper and aluminum raw material inventory, however, as of June 27, 2008, there was no lower of cost or market provision recorded as the replacement costs exceeded the LIFO value of the acquired copper and aluminum raw material metal inventory. Conversely, the Company recorded a $0.1 million lower of cost or market provision for aluminum raw material inventory as replacement costs were lower than the LIFO value in the second quarter of 2008. There was no lower of cost or market provision recorded in first six fiscal months of 2007.
The Company has consignment inventory at certain of its customer locations for purchase and use by the customer or other parties. General Cable retains title to the inventory and records no sale until it is ultimately sold either to the customer storing the inventory or to another party. In general, the value and quantity of the consignment inventory is verified by General Cable through either cycle counting or annual physical inventory counting procedures. At June 27, 2008 and December 31, 2007, the Company had approximately $36.4 million and $38.8 million, respectively, of consignment inventory at locations not operated by the Company with approximately 69% and 74%, respectively, of the consignment inventory being located throughout the United States and Canada.
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
Property, plant and equipment consisted of the following (in millions):

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)

	June 27,	Dec. 31,
	2008	2007
Land	$87.2	$84.4
Buildings and leasehold improvements	212.3	186.7
Machinery, equipment and office furnishings	769.7	670.9
Construction in progress	105.6	95.0

Total — gross book value	1,174.8	1,037.0
Less accumulated depreciation	(344.7)	(298.2)

Total — net book value	$830.1	$738.8

Depreciation expense for the three and six fiscal months ended June 27, 2008 was $19.6 million and $38.1 million, respectively. Depreciation expense for the three and six fiscal months ended June 29, 2007 was $11.7 million and $25.6 million, respectively.
The Company periodically evaluates the recoverability of the carrying amount of long-lived assets (including property, plant and equipment and intangible assets with determinable lives) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates events or changes in circumstances based mostly on actual historical operating results, but business plans, forecasts, general and industry trends, and anticipated cash flows are also considered. Impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings. The Company also continually evaluates the estimated useful lives of all long-lived assets and, when warranted, revises such estimates based on current events. No material impairment charges occurred during the three and six fiscal months ended June 27, 2008 and June 29, 2007.
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
The amounts of goodwill and other intangible assets were as follows in millions of dollars:

	June 27,	December 31,
	2008	2007
Goodwill	$148.0	$116.1
Unamortized intangible assets:
Trade names	132.9	132.9
Amortizing intangible assets:
Customer relationships	106.4	106.4
Accumulated amortization	(9.8)	(2.6)

Total amortizing intangible assets	96.6	103.8

Total intangible assets	$229.5	$236.7

The amount of goodwill recognized for the PDIC acquisition reflects the fair market value of PDIC in excess of the fair value of identified intangible assets and tangible net assets. The Company has not yet finalized portions of the purchase price allocation, which is dependent on, among other things, the finalization of asset and liability valuations and the related tax impact. Any final adjustment may change the allocation of purchase price, which could impact the fair value assigned to assets and liabilities, including changes to goodwill and the amortization of tangible and identifiable intangible assets. During the three months ended June 27, 2008 the Company recorded additional goodwill of $31.9 million as a result of purchase price allocation adjustments and the recent acquisition of Enica Biskra.
As part of the PDIC acquisition, the Company acquired certain trade names and customer relationships for which the fair market value as of October 31, 2007 has been estimated to be $132.4 million and $104.9 million, respectively. Amortized intangible assets are stated at cost less accumulated amortization as of June 27, 2008 and December 31, 2007. Customer relationships have been determined to have a useful life in the range of 4 to 8 years and are amortized based on historical customer attrition rates. Amortization expense of intangible assets for the first six fiscal months of 2008 was $7.3 million. There were no significant amortizable intangible assets on the Company’s balance sheet at June 29, 2007 thus no significant amortization expense was recognized during the six fiscal months ended June 29, 2007. The estimated amortization expense

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
during twelve month periods beginning June 27, 2008 through June 30, 2013 are $14.6 million, $14.6 million, $14.7 million, $12.7 million, $11.8 million and $28.1 million thereafter.
7. Long-Term Debt

	June 27,	December 31,
	2008	2007
Long-term debt consisted of the following (in millions):
1.00% Senior Convertible Notes due 2012	$475.0	$475.0
0.875% Convertible Notes	355.0	355.0
7.125% Senior Notes due 2017	200.0	200.0
Senior Floating Rate Notes	125.0	125.0
PDIC credit facilities	136.1	37.7
Silec credit facilities	113.3	63.5
Asset Based Loan	106.0	60.0
Spanish Term Loan	80.5	31.3
Capital leases	2.9	3.4
Other	93.3	47.9

Total debt	1,687.1	1,398.8
Less current maturities	703.1	500.9

Long-term debt	$984.0	$897.9

Weighted average interest rates on the above outstanding balances were as follows:
1.00% Senior Convertible Notes due 2012	1.00%	1.00%
0.875% Convertible Notes	0.875%	0.875%
7.125% Senior Notes due 2017	7.125%	7.125%
Senior Floating Rate Notes	5.1%	7.6%
PDIC credit facilities	6.1%	6.4%
Silec credit facilities	4.9%	4.8%
Asset Based Loan	3.9%	6.3%
Spanish Term Loan	5.1%	5.1%
Capital leases	6.5%	6.5%
Other	4.8%	4.6%
1.00% Senior Convertible Notes
The Company’s 1.00% Senior Convertible Notes were issued in September 2007 in the amount of $475.0 million. The notes were sold to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). Subsequently, on April 16, 2008, the notes and the common stock issuable upon conversion of the notes were registered on a Registration Statement on Form S-3 which is incorporated by reference herein at Exhibit 4.1. The 1.00% Senior Convertible Notes bear interest at a fixed rate of 1.00%, payable semi-annually in arrears, and mature in 2012. The 1.00% Senior Convertible Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company’s wholly-owned U.S. and Canadian subsidiaries. The estimated fair value of the 1.00% Senior Convertible Notes was approximately $459.0 million at June 27, 2008.
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
0.875% Convertible Notes
The Company’s 0.875% Convertible Notes were issued in November of 2006 in the amount of $355.0 million, pursuant to the Company’s effective Registration Statement on Form S-3. The 0.875% Convertible Notes bear interest at a fixed rate of 0.875%, payable semi-annually in arrears, and mature in 2013. The 0.875% Convertible Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company’s wholly-owned U.S. and Canadian subsidiaries. The estimated fair value of the 0.875% Convertible Notes was approximately $501.2 million at June 27, 2008.
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
Therefore, in the event of “fundamental change’ or the aforementioned average pricing thresholds, the Company would be required to classify the entire amount outstanding of the 0.875% Convertible Notes as a current liability. The evaluation of the classification of amounts outstanding associated with the 0.875% Convertible Notes will occur every quarter. As a result the entire $355.0 million was classified as a current liability as of June 27, 2008 and December 31, 2007 because the average stock price exceeded the conversion threshold of $65.47 for 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter.
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
Proceeds from the offering were used to pay down $87.8 million outstanding, including accrued interest, under the Company’s Amended Credit Facility, to pay $124.5 million for the cost of the note hedges, and to pay approximately $9.4 million in debt issuance costs that are being amortized to interest expense over the term of the 0.875% Convertible Notes. Additionally, the Company received $80.4 million in proceeds from the issuance of the warrants. At the conclusion of these transactions, the net effect of the receipt of the funds from the 0.875% Convertible Notes and the payments and proceeds mentioned above was an increase in cash of approximately $213.7 million, which was used by the Company for general corporate purposes including acquisitions.
7.125% Senior Notes and Senior Floating Rate Notes
On March 21, 2007, the Company completed the issuance and sale of $325.0 million in aggregate principal amount of new senior unsecured notes, comprised of $125.0 million of Senior Floating Rate Notes due 2015 (the “Senior Floating Rate Notes”) and $200.0 million of 7.125% Senior Fixed Rate Notes due 2017 (the “7.125% Senior Notes” and together, the “Notes”). The Notes were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). An exchange offer commenced on June 11, 2007 and was completed on July 26, 2007 to replace the unregistered Notes with registered Notes with like terms pursuant to an effective Registration Statement on Form S-4. The Notes are jointly and severally guaranteed by the Company’s wholly-owned U.S. and Canadian subsidiaries. The estimated fair value of the 7.125% Senior Notes and Senior Floating Rate Notes was approximately $191.5 million and $112.5 million, respectively, at June 27, 2008.
The Senior Floating Rate Notes bear interest at an annual rate equal to the 3-month LIBOR rate plus 2.375%, which was 5.1% at June 27, 2008. Interest on the Senior Floating Rate Notes is payable quarterly in arrears in cash on January 1, April 1, July 1 and October 1 of each year, commencing on July 1, 2007. The 7.125% Senior Notes bear interest at a rate of 7.125% per year and are payable semi-annually in arrears in cash on April 1 and October 1 of each year, commencing on October 1, 2007. The Senior Floating Rate Notes mature on April 1, 2015 and the 7.125% Senior Notes mature on April 1, 2017.
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
Proceeds from the Notes of $325.0 million, less approximately $7.9 million of cash payments for fees and expenses that will be amortized over the life of the Notes, were used to pay approximately $285.0 million for the 9.5% Senior Notes, $9.3 million for accrued interest on the 9.5% Senior Notes and $20.5 million for tender fees and the inducement premium on the 9.5% Senior Notes, leaving net cash proceeds of approximately $2.3 million which were used for general corporate purposes.
PDIC credit facilities

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
On October 31, 2007, the Company acquired PDIC and assumed the U.S. dollar equivalent of $64.3 million (at the prevailing exchange rate on that date) of mostly short-term PDIC debt as a part of the acquisition. As of June 27, 2008, PDIC related debt was $136.1 million of which approximately $135.1 million was short-term financing agreements at various interest rates. The weighted average interest rate was 6.1% as of June 27, 2008. The Company has approximately $297.7 million of borrowing availability under the various credit facilities at June 27, 2008.
Silec credit facilities
As of June 27, 2008, Silec’s debt was the U.S. dollar equivalent of $113.3 million. The debt consisted of approximately $26.4 million relating to an uncommitted accounts receivable facility and approximately $86.9 million of short-term financing agreements at a weighted average interest rate of 4.9%. The Company has approximately $28.9 million of excess availability under these short-term financing agreements.
Senior Secured Revolving Credit Facility (“Amended Credit Facility”)
The Company’s current senior secured revolving credit facility (“Amended Credit Facility”), as amended, is a five-year, $400.0 million asset based revolving credit agreement that includes an approximate $50.0 million sublimit for the issuance of commercial and standby letters of credit and a $20.0 million sublimit for swingline loans. Loans under the Amended Credit Facility bear interest at the Company’s option, equal to either an alternate base rate (prime plus 0.00% to 0.625%) or an adjusted LIBOR rate plus an applicable margin percentage (LIBOR plus 1.125% to 1.875%). The applicable margin percentage is subject to adjustments based upon the excess availability, as defined. At June 27, 2008, the Company had outstanding borrowings of $106.0 million and undrawn availability of $263.9 million under the Amended Credit Facility. As of June 27, 2008, the Company had outstanding letters of credit related to this Amended Credit Facility of $30.0 million. The weighted average interest rate on borrowings outstanding under the Amended Credit Facility was 3.9% as of June 27, 2008.
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
The Amended Credit Facility requires that the Company comply with certain financial covenants, the principal covenant of which is a quarterly minimum fixed charge coverage ratio test, which is only applicable when excess availability, as defined, is below a certain threshold. At June 27, 2008, the Company was in compliance with all covenants under the Amended Credit Facility. In addition, the Amended Credit Facility includes negative covenants, which restrict certain acts. However, the Company will be permitted to declare and pay dividends or distributions on the Series A preferred stock so long as there is no default under the Amended Credit Facility and the Company meets certain financial conditions. The Credit Facility was originally established in November 2003 and has been periodically amended, however, there have been no other terms or conditions of the Amended Credit Facility that have been changed from those terms and conditions disclosed in the Company’s 2007 Annual Report on Form 10-K.
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
Spanish Term Loans and Spanish Credit Facility
The Spanish Term Loan of 50 million euros was issued in December 2005 and was available in up to three tranches, with an interest rate of Euribor plus 0.8% to 1.5% depending on certain debt ratios. Two of the tranches have expired. The remaining tranche (maturing in 2012) was paid and terminated, in June 2008, with net payment of approximately 27.2 million euros or $43.0 million. In February 2008, the Company entered into a term loan in the amount of 20 million euros with an interest rate of Euribor plus 0.5%. The term loan is payable in semi-annual installments, due in August and February, maturing in February 2013. Simultaneously, the Company entered into a fixed interest rate swap to coincide with the terms and conditions of the term loan starting in August 2008 and maturing in February 2013 which will effectively hedge the variable interest rate with a fixed interest rate of 4.2%. In April 2008, the Company entered into a term loan in the amount of 10 million euros with an interest rate of Euribor plus 0.75%. The term loan is payable in semi-annual installments, due in April and October, maturing in April 2013. Simultaneously, the Company entered into a fixed interest rate swap to coincide with the terms and conditions of the term loan starting in October 2008 and maturing in April 2013 which will effectively hedge the variable interest rate with a fixed interest rate of 4.58%. In June 2008, the Company entered into a term loan in the amount of 21 million euros with an interest rate of Euribor plus 0.75%. The term loan is payable in quarterly installments, due in March, June, September

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
and December, maturing in June 2013. Simultaneously, the Company entered into a fixed interest rate swap to coincide with the terms and conditions of the term loan starting in September 2008 and maturing in June 2013 which will effectively hedge the variable interest rate with a fixed interest rate of 4.48%. As of June 27, 2008, the U.S. dollar equivalent of $80.5 million was drawn under these term loan facilities in order to partially fund the acquisition of Enica Biskra and for general working capital purposes. There is no remaining availability under these Spanish Term Loans. The weighted average interest rate was 5.1% under these term loan facilities as of June 27, 2008.
The Spanish Credit Facility of 25 million euros was issued in December 2005, matures in December 2010 and carries an interest rate of Euribor plus 0.6% to 1.0% depending on certain debt ratios. No funds are currently drawn under the Spanish Credit Facility, leaving undrawn availability of approximately the U.S. dollar equivalent of $39.5 million as of June 27, 2008. Commitment fees ranging from 15 to 25 basis points per annum on any unused commitments under the Spanish Credit Facility are payable on a quarterly basis.
The Spanish Term Loan and Spanish Credit Facility are subject to certain financial ratios of the Company’s European subsidiaries, the most restrictive of which is net debt to EBITDA (earnings before interest, taxes, depreciation and amortization). At June 27, 2008, the Company was in compliance with all covenants under these facilities. In addition, the indebtedness under the combined facilities is guaranteed by the Company’s Portuguese subsidiary and by Silec Cable, S.A.
Other
On August 31, 2006, the Company acquired ECN Cable and assumed the U.S. dollar equivalent of $38.6 million (at prevailing exchange rates on that date) of mostly short-term ECN Cable debt as a part of the acquisition. On December 15, 2006, approximately $6.9 million (at the prevailing exchange rate on that date) of debt was paid and cancelled. As of June 27, 2008, ECN Cable’s debt was the U.S. dollar equivalent of $32.6 million. The debt consisted of approximately $4.4 million relating to an uncommitted accounts receivable facility and approximately $28.2 million of short-term financing agreements at a weighted average interest rate of 5.0%. The Company has approximately $33.8 million of excess availability under these short-term financing agreements.
The Company’s Europe and North Africa segment has approximately $173.8 million of uncommitted facilities that are secured by the Company’s accounts receivable. At June 27, 2008, $30.8 million (including $4.4 million at ECN and $26.4 million at Silec, mentioned above) of these debt facilities were drawn.
At June 27, 2008, maturities of long-term debt during twelve month periods beginning June 27, 2008 through June 30, 2013 are $703.1 million, $54.7 million, $87.2 million, $16.6 million and $491.5 million, respectively, and $334.0 million thereafter.
As of June 27, 2008 and December 31, 2007, the Company was in compliance with all debt covenants.
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
Cash Flow Hedges
General Cable utilizes interest rate swaps to manage its interest expense exposure by fixing its interest rate on a portion of the Company’s floating rate debt. Under the swap agreements, General Cable typically pays a fixed rate while the counterparty pays to General Cable the difference between the fixed rate and the floating rate. The Company has entered into interest rate swaps on the Company’s Spanish Term Loans. The interest rate swaps become effective in the third and fourth quarter of 2008 as discussed above in Note 7. As of June 27, 2008, the Company has one outstanding interest rate swap with a notional value of $9.0 million, an interest rate of 4.49% which matures in October 2011. The Company does not provide or receive any collateral specifically for this contract. The fair value of interest rate derivatives, which are designated as and qualify as cash flow hedges as defined in SFAS No. 133, are based on quoted market prices and third party provided calculations, which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments. At

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
June 27, 2008 and December 31, 2007, the net unrealized loss on the interest rate derivative and the related carrying value was $0.5 million and $0.5 million, respectively.
Outside of North America, General Cable enters into commodity futures contracts, which are designated as and qualify as cash flow hedges as defined in SFAS No. 133, for the purchase of copper, aluminum and lead for delivery in a future month to match certain sales transactions. At June 27, 2008 and December 31, 2007, General Cable had an unrealized gain (loss) of $13.4 million and $(18.8) million, respectively, on the commodity futures.
The Company enters into forward exchange contracts, which are designated as and qualify as cash flow hedges as defined in SFAS No. 133, principally to hedge the currency fluctuations in certain transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. Principal transactions hedged during the year were firm sales and purchase commitments. The fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At June 27, 2008 and December 31, 2007, the net unrealized gain on the net foreign currency contracts was $18.1 million and $8.2 million, respectively.
Unrealized gains and losses on these derivative financial instruments are recorded in other comprehensive income (loss) until the underlying transaction occurs and is recorded in the statement of operations at which point such amounts included in other comprehensive income (loss) are recognized in income, which generally will occur over periods of less than one year. During the three and six fiscal months ended June 27, 2008, a $17.8 million and a $16.0 million gain, respectively, was reclassified from accumulated other comprehensive income to the statement of operations. During the three and six fiscal months ended June 29, 2007, a $2.7 million gain and a $(0.1) million loss, respectively, were reclassified from accumulated other comprehensive income to the statement of operations.
Fair Value of Designated Derivatives
The notional amounts and fair values of these designated cash flow hedges at June 27, 2008 and December 31, 2007 are shown below (in millions). The carrying amount of the financial instruments was a net asset of $31.0 million and net liability of $11.1 million at June 27, 2008 and December 31, 2007, respectively.

	June 27, 2008		December 31, 2007
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Cash flow hedges:
Interest rate swap	$9.0	$(0.5)	$9.0	$(0.5)
Commodity futures	267.6	13.4	297.7	(18.8)
Foreign currency forward exchange	501.5	18.1	380.5	8.2

		$31.0		$(11.1)

Other Forward Pricing Agreements
In the normal course of business, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption of SFAS No. 133 because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At June 27, 2008 and December 31, 2007, General Cable had $145.6 million and $90.1 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At June 27, 2008 and December 31, 2007, the fair value of these arrangements were $152.4 million and $86.1 million, respectively, and General Cable had an unrealized gain (loss) of $6.8 million and $(4.0) million, respectively, related to these transactions. General Cable expects the unrealized gain (loss), under these agreements to be offset as a result of firm sales price commitments with customers.
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
During the second quarter of 2008, the Company accrued approximately $3.0 million of income tax expense for uncertain tax positions likely to be taken in the current year and for interest on tax positions taken in prior periods, all of which would have a favorable impact on the effective tax rate, if recognized.
The Company believes that it is reasonably possible that approximately $0.9 million related to various state and foreign unrecognized tax positions could change within the next twelve months due to expiration of the statute of limitations or tax audit settlements.
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
The components of net periodic benefit cost for pension benefits were as follows (in millions):

	Three Fiscal Months Ended
	June 27, 2008		June 29, 2007
	U.S. Plans	Non-U.S Plans	U.S. Plans	Non-U.S. Plans
Service cost	$0.4	$0.6	$0.5	$0.2
Interest cost	2.0	1.3	2.1	0.5
Expected return on plan assets	(2.7)	(0.5)	(2.6)	(0.5)
Amortization of prior service cost	0.1	—	0.3	—
Amortization of net loss	0.7	0.2	0.4	0.2
Curtailment loss	—	—	3.2	—
Settlement gain	—	—	(4.3)	—

Net pension expense (gain)	$0.5	$1.6	$(0.4)	$0.4

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)

	Six Fiscal Months Ended
	June 27, 2008		June 29, 2007
	U.S. Plans	Non-U.S Plans	U.S. Plans	Non-U.S. Plans
Service cost	$0.8	$1.2	$1.0	$0.4
Interest cost	4.0	2.6	4.3	1.0
Expected return on plan assets	(5.4)	(1.0)	(5.2)	(0.9)
Amortization of prior service cost	0.3	—	0.6	—
Amortization of net loss	1.2	0.3	0.9	0.3
Curtailment loss	—	—	3.2	—
Settlement gain	—	—	(4.3)	—

Net pension expense	$0.9	$3.1	$0.5	$0.8

Defined benefit pension plan cash contributions for the three and six fiscal months ended June 27, 2008 were $1.2 million and $2.2 million, respectively. Defined benefit pension plan cash contributions for the three and six fiscal months ended June 29, 2007 were $1.3 million and $2.4 million, respectively.
Postretirement Benefits Other Than Pensions
General Cable has postretirement benefit plans that provide medical and life insurance for certain retirees and eligible dependents. General Cable funds the plans as claims or insurance premiums are incurred.
Net postretirement benefit expense included the following components (in millions):

	Three Fiscal Months Ended		Six Fiscal Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
Service cost	$—	$—	$0.1	$0.1
Interest cost	0.1	0.1	0.2	0.2
Net amortization and deferral	0.1	0.1	0.1	0.1

Net postretirement benefit expense	$0.2	$0.2	$0.4	$0.4

Defined Contribution Plans
Expense under both U.S. and non-U.S. defined contribution plans generally equals up to six percent of each eligible employee’s covered compensation based on the location and status of the employee. The net defined contribution plan expense recognized for the three and six fiscal months ended June 27, 2008 was $2.1 million and $4.8 million, respectively. The net defined contribution plan expense recognized for the three and six fiscal months ended June 29, 2007 was $1.9 million and $4.5 million, respectively.
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
The market value of the nonvested and subsequently vested stock and restricted stock in the Rabbi Trust (the “Trust”) was $36.9 million as of June 27, 2008 and $45.8 million as of December 31, 2007. The market value of the assets held by the Trust, exclusive of the market value of the shares of the Company’s nonvested and subsequently vested stock and restricted stock, at June 27, 2008 and December 31, 2007 was $15.1 million and $18.2 million, respectively, and is classified as “other non-current assets” in the condensed consolidated balance sheets. Amounts payable to the plan participants at June 27, 2008 and December 31, 2007, excluding the market value of the shares of the Company’s nonvested and subsequently vested stock and restricted stock, was $17.5 million and $21.1 million, respectively, and is classified as “other liabilities” in the condensed consolidated balance sheets.
In accordance with EITF 97-14, all market value fluctuations of the Trust assets, exclusive of the shares of nonvested and subsequently vested stock and restricted stock of the Company, have been reflected in other comprehensive income (loss). Increases or decreases in the market value of the deferred compensation liability, excluding the shares of nonvested and subsequently vested stock and restricted stock of the Company held by the Trust, are included in compensation expense in the consolidated statement of operations. Based on the changes in the total market value of the Trust’s assets, exclusive of the nonvested and subsequently vested stock and restricted stock, the Company recorded net compensation gain (expense) of $0.1

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
million and ($1.5) million for the three fiscal months ended June 27, 2008 and June 29, 2007, respectively and $1.8 million and ($2.2) million for the six fiscal months ended June 27, 2008 and June 29, 2007, respectively.
The components of accumulated other comprehensive income (loss) consisted of the following (in millions):

	June 27,	December 31,
	2008	2007
Foreign currency translation adjustment	$135.8	$96.1
Pension adjustments, net of tax	(22.2)	(22.2)
Change in fair value of derivatives, net of tax	(3.9)	(39.2)
Unrealized investment gains, net of tax	5.0	7.2
Adoption of SFAS 158, net of tax	(7.0)	(7.0)
Other	0.4	0.3

Total	$108.1	$35.2

Comprehensive income is as follows (in millions):

	Three Fiscal Months Ended		Six Fiscal Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
Net income	$75.7	$62.9	$141.6	$100.8
Currency translation gain / (loss)	(4.2)	13.5	39.7	15.1
Change in fair value of derivatives, net of tax	(7.0)	(4.1)	35.3	6.3
Unrealized investment gain / (loss), net of tax	(0.1)	1.2	(2.2)	1.9

Comprehensive net income	$64.4	$73.5	$214.4	$124.1

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
For the second quarter 2008 and 2007, pre-tax compensation expense for share-based payments based on the fair value method as estimated using the Black-Scholes valuation model was $1.3 million and $0.9 million, respectively, thereby resulting in a reduction of net income of $0.8 million and $0.5 million, respectively, and lower basic earning per share of $0.02 and $0.01, respectively and lower diluted earnings per share of $0.01 per share, respectively. For the first six fiscal months of 2008 and 2007, pre-tax compensation expense for share-based payments based on the fair value method as estimated using the Black-Scholes valuation model was $2.3 million and $1.1 million, respectively, thereby resulting in a reduction of net income of $1.4 million and $0.7 million, respectively, and lower basic and diluted earnings per share of $0.03 and $0.01 per share, respectively. In addition, the Company continued to record compensation expense related to nonvested stock awards as a component of selling, general and administrative expense.
The second quarter and first six fiscal months of 2008 included an insignificant amount of compensation costs related to performance-based nonvested stock awards (as compared to $0.2 million and $0.3 million, respectively, for the second quarter and first six fiscal months of 2007) and $1.7 million and $3.2 million, respectively, related to all other nonvested stock awards (as compared to $1.6 million and $2.2 million, respectively, for the second quarter and first six fiscal months of 2007). For the second quarter 2008 and 2007, pre-tax expense for all share-based compensation was $3.0 million and $2.7 million, respectively, thereby resulting in a reduction of net income of $1.8 million and $1.6 million, respectively, and lower basic earnings per share of $0.04 and $0.03 per share, respectively, and lower diluted earnings per share of $0.03 per share, respectively. For the first six fiscal months 2008 and 2007, pre-tax expense for all share-based compensation was $5.5 million and $3.6 million, respectively, thereby resulting in a reduction of net income of $3.3 million and $2.2 million, respectively, and lower basic earning per share of $0.07 and $0.04 per share, respectively and lower diluted earnings per share of $0.06 per share and $0.04 per share, respectively.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
The Company also recognized approximately $1.6 million and $6.2 million, respectively, of excess tax benefits on share-based compensation in the second quarter of 2008 and 2007 and approximately $6.8 million and $9.3 million, respectively, for the first six fiscal months of 2008 and 2007 in its condensed consolidated statements of cash flows as financing cash inflows.
No material changes in financial condition and results of operations have occurred from share-based compensation between the current period and the prior comparative periods.
13. Shipping and Handling Costs
All shipping and handling amounts billed to a customer in a sales transaction are classified as revenue. Shipping and handling costs associated with storage and handling of finished goods and storage and handling of shipments to customers are included in cost of sales and totaled $39.8 million and $28.9 million, respectively, for the three fiscal months ended June 27, 2008 and June 29, 2007 and $77.1 million and $55.2 million, respectively, for the six fiscal months ended June 27, 2008 and June 29, 2007.
14. Earnings Per Common Share
A reconciliation of the numerator and denominator of earnings per common share — basic to earnings per common share — assuming dilution is as follows (in millions, except per share data):

	Three Fiscal Months Ended		Six Fiscal Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
Earnings per common share – basic:
Net income	$75.7	$62.9	$141.6	$100.8
Less: preferred stock dividends	(0.1)	(0.1)	(0.2)	(0.2)

Net income for basic EPS computation (1)	$75.6	$62.8	$141.4	$100.6

Weighted average shares outstanding for basic EPS computation (2)	51.6	51.2	51.5	51.1

Earnings per common share — basic	$1.47	$1.23	$2.75	$1.97

Earnings per common share – assuming dilution:
Net income	$75.7	$62.9	$141.6	$100.8
Less: preferred stock dividends, if applicable	—	—	—	—

Net income for diluted EPS computation(1)	$75.7	$62.9	$141.6	$100.8

Weighted average shares outstanding including nonvested shares	52.8	52.3	52.7	52.2
Dilutive effect of stock options and restricted stock units	0.3	0.4	0.4	0.4
Dilutive effect of convertible notes	1.9	1.5	1.5	0.7
Dilutive effect of assumed conversion of preferred stock	0.4	0.5	0.4	0.5

Weighted average shares outstanding for diluted EPS computation(2)	55.4	54.7	55.0	53.8

Earnings per common share – assuming dilution	$1.37	$1.15	$2.57	$1.87

(1)	Numerator

(2)	Denominator
Under EITF 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share”, and EITF 90-19, and because of the Company’s obligation to settle the par value of the 0.875% Convertible Notes and 1.00% Senior Convertible Notes in cash, the Company is required to include any shares underlying the 0.875% Convertible Notes and 1.00% Senior Convertible Notes in its weighted average shares outstanding – assuming dilution once the average stock price per share for the quarter exceeds the $50.36 and $83.93 conversion price of the 0.875% Convertible Notes and 1.00% Senior Convertible Notes, respectively, and only to the extent of the additional shares that the Company may be required to issue in the event that the Company’s conversion obligation exceeds the principal amount of the 0.875% Convertible Notes converted and the 1.00% Senior Convertible Notes.
Regarding the 0.875% Convertible Notes, these conditions had been met as of the three and six fiscal months ended June 27, 2008. Therefore, approximately 1.9 million and 1.5 million shares, respectively, were considered issuable under the

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
“treasury” method of accounting for the share dilution and have been included in the Company’s earning per share – assuming dilution calculation based upon the amount by which the average stock price for the quarter of approximately $68.31 and $64.02 for the six fiscal months ending June 27, 2008 exceeded the conversion price. Similarly, these conditions had been met as of the three and six fiscal months ended June 29, 2007. Therefore, approximately 1.5 million and 0.7 million shares, respectively, were considered issuable under the “treasury” method of accounting for the share dilution and have been included in the Company’s earning per share – assuming dilution calculation based upon the amount by which the average stock price for the quarter of approximately $64.35 and $56.43 for the six fiscal months ended June 29, 2007 exceeded the conversion price
In addition, shares underlying the warrants will be included in the weighted average shares outstanding – assuming dilution when the average stock price per share for a quarter exceeds the $76.00 strike price of the warrants, and shares underlying the note hedges, per the guidance in SFAS 128, Earnings per Share, will not be included in the weighted average shares outstanding – assuming dilution because the impact of the shares will always be anti-dilutive. The condition to include underlying shares related to the warrants had not been met as of June 27, 2008.
The following table provides an example of how changes in the Company’s stock price would require the inclusion of additional shares in the denominator of the weighted average shares outstanding – assuming dilution calculation for the 0.875% Convertible Notes. The table also reflects the impact on the number of shares that the Company would expect to issue upon concurrent settlement of the 0.875% Convertible Notes and the note hedges and warrants.

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
Regarding the 1.00% Senior Convertible Notes, the average stock price threshold conditions have not been met as of June 27, 2008. At any such time in the future the threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earning per share – assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price.
The following table provides an example of how changes in the Company’s stock price would require the inclusion of additional shares in the denominator of the weighted average shares outstanding – assuming dilution calculation for the 1.00% Senior Convertible Notes.

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
15. Segment Information
The Company conducts its operations through three geographic operating segments – 1) North America, 2) Europe and North Africa, and 3) Rest of World (ROW), which consists of operations in Latin America, Sub-Saharan Africa, Middle East and Asia Pacific. The Company’s operating segments align with the structure of the Company’s internal management organization. All three segments engage in the development, design, manufacturing, marketing and distribution of copper, aluminum, and fiber optic communication, electric utility and electrical infrastructure wire and cable products. In addition to the above products, the ROW segment and the Europe and North Africa segment develops, designs, manufactures, markets and distributes construction products and the ROW segment develops, designs, manufactures, markets and distributes rod mill wire and cable products.
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
Where applicable, “Corporate” generally includes corporate activity, eliminations and assets such as; cash, deferred income taxes, certain property, including property held for sale, prepaid expenses and other certain current and non-current assets.
Summarized financial information for the Company’s reportable segments for the three and six fiscal months ended June 27, 2008 and June 29, 2007 is as follows:

	For the three months ended,		For the six months ended,
	June 27,	June 29,	June 27,	June 29,
(in millions)	2008	2007	2008	2007

Net sales:
North America	$628.6	$615.2	$1,169.3	$1,160.3
Europe and North Africa	600.3	506.7	1,153.6	932.7
ROW	513.9	50.6	988.3	88.7

Total	$1,742.8	$1,172.5	$3,311.2	$2,181.7

Operating Income:
North America	$32.5	$56.7	$63.7	$103.5
Europe and North Africa	49.1	42.3	98.2	81.6
ROW	49.0	4.0	84.0	9.0

Total	$130.6	$103.0	$245.9	$194.1

Identifiable Assets:
North America	$920.5	$880.5
Europe and North Africa	1,838.2	1,273.3
ROW	1,586.8	123.3
Corporate	223.0	402.6

Total	$4,568.5	$2,679.7

16. Commitments and Contingencies

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
At June 27, 2008 and December 31, 2007, General Cable had an accrued liability of approximately $1.9 and $1.8 million, respectively, for various environmental-related liabilities of which General Cable is aware. American Premier Underwriters Inc., a former parent of General Cable, agreed to indemnify General Cable against all environmental-related liabilities arising out of General Cable’s or its predecessors’ ownership or operation of the Indiana Steel & Wire Company and Marathon Manufacturing Holdings, Inc. businesses (which were divested by General Cable), without limitation as to time or amount. While it is difficult to estimate future environmental-related liabilities accurately, General Cable does not currently anticipate any material adverse impact on its results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.
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
In addition, Company subsidiaries have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by the Company. As of June 27, 2008, General Cable was a defendant in approximately 1,253 non-maritime cases and 33,482 maritime cases brought in various jurisdictions throughout the United States. As of June 27, 2008 and December 31, 2007 the Company has accrued, on a gross basis, approximately $5.2 million and has recorded approximately $0.5 million of insurance recoveries for these lawsuits. The Company does not believe that the outcome of the litigation will have a material adverse effect on its condensed consolidated results of operations, financial position or cash flows.

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
General Cable has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. At June 27, 2008, future minimum rental payments required under non-cancelable lease agreement during twelve month periods beginning June 27, 2008 through June 30, 2013 are $7.1 million, $6.9 million, $5.4 million, $4.4 million and $1.6 million, respectively, and $4.5 million thereafter.
As of June 27, 2008, the Company had $172.2 million in letters of credit, $158.4 million in various performance bonds and $230.1 million in other guarantees. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self insurance claims, defined benefit plan obligations, contract performance and quality and other various bank financing guarantees.
17. Unconsolidated Affiliated Companies
Unconsolidated affiliated companies are those in which the Company generally owns less than 50 percent of the outstanding voting shares. The Company does not control these companies and accounts for its investments in them on the equity basis. The unconsolidated affiliated companies primarily manufacture or market wire and cable products in our ROW segment. The Company’s share of the income of these companies is reported in the condensed consolidated statement of operations under “Equity in earnings of affiliated companies.” For the three and six fiscal months ended June 27, 2008, equity in earnings of affiliated companies was $1.7 million and $2.8 million, respectively. Equity in earnings for the three and six fiscal months ended June 29, 2007 was immaterial. The net investment in unconsolidated affiliated companies was $31.8 million and $29.5 million as of June 27, 2008 and December 31, 2007, respectively. The table below is a summary of the Company’s ownership percentage as of June 27, 2008.

June 27, 2008
PTDL Trading Company Ltd.	49%
Phelps Dodge Philippines, Inc.	40%
Colada Continua Chilena, S.A.	41%
Keystone Electric Wire & Cable Co., Ltd.	20%
Thai Copper Rod Ltd.	18%
18. Fair Value Disclosure
Effective January 1, 2008, the Company adopted SFAS 157 (See Note 2 above for FSP No. 157-2 discussion), which provides a framework for measuring fair value under GAAP. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also eliminated the deferral of gains and losses at inception of certain derivative contracts whose fair value was not evidenced by market observable data. SFAS 157 requires that the impact of this change in accounting for derivative contracts be recorded as an adjustment to beginning retained earnings in the period of adoption. There was no impact on the beginning balance of retained earnings as a result of adopting SFAS 157 because the Company held no financial instruments in which a gain or loss at inception was deferred. The Company also adopted SFAS 159 on January 1, 2008. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities. There was no impact on the Company’s financial statement as a result of adopting SFAS 159 because the Company did not elect to apply the fair value option to any eligible financial assets or financial liabilities at that time.
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
The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices and indices to generate pricing and volatility factors, which are used to value the position. The predominance of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. Estimation risk is greater for derivative asset and liability positions that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case interest rate, price or index scenarios are extrapolated in order to determine the fair value. The fair values of derivative assets and liabilities include adjustments for market liquidity, counterparty credit quality, Company’s own credit standing and other specific factors, where appropriate. To ensure the prudent application of estimates and management judgment in determining the fair value of derivative assets and liabilities, various processes and controls have been adopted, which include: model validation that requires a review and approval for pricing, financial statement fair value determination and risk quantification; periodic review and substantiation of profit and loss reporting for all derivative instruments.
AFS marketable equity securities are recorded at fair value, which are based on quoted market prices.
Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 27, 2008
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Fair Value

Assets:
Derivative assets	$—	$35.1	$—	$35.1
Available-for-sale securities(1)	15.1	—	—	15.1

Total Assets	$15.1	$35.1	$—	$50.2

Liabilities
Derivative liabilities	$—	$4.1	$—	$4.1

Total liabilities	$—	$4.1	$—	$4.1

          Level 1 — Quoted prices in active markets for identical assets or liabilities
          Level 2 – Significant other observable inputs
          Level 3 – Significant unobservable inputs

(1)	Available-for-sale securities are held in rabbi trust as part of the Company’s deferred compensation plan and are accounted for in accordance with EITF 97-14, see Note 11 to the condensed consolidated financial statements
At the time of the adoption of SFAS 157, there were no financial assets or financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). Similarly, as a result of FSP No. 157-2, there were no nonfinancial assets or nonfinancial liabilities measured at fair value on a non-recurring basis.
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
Condensed Statements of Operations
Three Fiscal Months Ended June 27, 2008

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$618.8	$1,124.0	$—	$1,742.8
Intercompany	15.1	0.7	16.1	(31.9)	—

	15.1	619.5	1,140.1	(31.9)	1,742.8
Cost of sales	—	550.3	981.3	(16.1)	1,515.5

Gross profit	15.1	69.2	158.8	(15.8)	227.3
Selling, general and administrative expenses	12.6	37.9	62.0	(15.8)	96.7

Operating income	2.5	31.3	96.8	—	130.6
Other income (expense)	0.3	0.5	(2.6)	—	(1.8)
Interest income (expense):
Interest expense	(8.3)	(18.6)	(17.6)	28.3	(16.2)
Interest income	16.9	11.4	3.5	(28.3)	3.5

	8.6	(7.2)	(14.1)	—	(12.7)

Income before income taxes	11.4	24.6	80.1	—	116.1
Income tax provision	(4.2)	(12.2)	(22.5)	—	(38.9)
Minority interest	—	—	(3.2)	—	(3.2)
Equity in net income of subsidiaries	68.5	56.1	1.7	(124.6)	1.7

Net income	75.7	68.5	56.1	(124.6)	75.7
Less: preferred stock dividends	(0.1)	—	—	—	(0.1)

Net income applicable to common shareholders	$75.6	$68.5	$56.1	$(124.6)	$75.6

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
Condensed Statements of Operations
Six Fiscal Months Ended June 27, 2008

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,148.1	$2,163.1	$—	$3,311.2
Intercompany	29.2	1.3	27.4	(57.9)	—

	29.2	1,149.4	2,190.5	(57.9)	3,311.2
Cost of sales	—	1,014.6	1,884.0	(27.4)	2,871.2

Gross profit	29.2	134.8	306.5	(30.5)	440.0
Selling, general and administrative expenses	24.0	74.0	126.6	(30.5)	194.1

Operating income	5.2	60.8	179.9	—	245.9
Other income (expense)	(0.7)	0.6	(0.3)	—	(0.4)
Interest income (expense):
Interest expense	(16.9)	(38.7)	(23.0)	47.4	(31.2)
Interest income	35.3	12.2	6.2	(47.4)	6.3

	18.4	(26.5)	(16.8)	—	(24.9)

Income before income taxes	22.9	34.9	162.8	—	220.6
Income tax provision	(8.5)	(19.7)	(46.8)	—	(75.0)
Minority interest	—	—	(6.8)		(6.8)
Equity in net income of subsidiaries	127.2	112.0	2.8	(239.2)	2.8

Net income	141.6	127.2	112.0	(239.2)	141.6
Less: preferred stock dividends	(0.2)	—	—	—	(0.2)

Net income applicable to common shareholders	$141.4	$127.2	$112.0	$(239.2)	$141.4

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
Condensed Statements of Operations
Three Fiscal Months Ended June 29, 2007

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$501.4	$671.1	$—	$1,172.5
Intercompany	14.2	—	—	(14.2)	—

	14.2	501.4	671.1	(14.2)	1,172.5
Cost of sales	—	416.6	582.8	—	999.4

Gross profit	14.2	84.8	88.3	(14.2)	173.1
Selling, general and administrative expenses	11.7	36.9	35.7	(14.2)	70.1

Operating income	2.5	47.9	52.6	—	103.0
Other income (expense)	—	0.2	(1.7)	—	(1.5)
Interest income (expense):
Interest expense	(8.6)	(15.5)	(3.3)	16.8	(10.6)
Interest income	18.4	0.3	2.0	(16.8)	3.9

	9.8	(15.2)	(1.3)	—	(6.7)

Income before income taxes	12.3	32.9	49.6	—	94.8
Income tax provision	(4.5)	(10.3)	(17.1)	—	(31.9)
Equity in net income of subsidiaries	55.1	32.5	—	(87.6)	—

Net income	62.9	55.1	32.5	(87.6)	62.9
Less: preferred stock dividends	(0.1)	—	—	—	(0.1)

Net income applicable to common shareholders	$62.8	$55.1	$32.5	$(87.6)	$62.8

Condensed Statements of Operations
Six Fiscal Months Ended June 29, 2007

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$944.8	$1,236.9	$—	$2,181.7
Intercompany	22.6	—	—	(22.6)	—

	22.6	944.8	1,236.9	(22.6)	2,181.7
Cost of sales	—	789.5	1,059.3	—	1,848.8

Gross profit	22.6	155.3	177.6	(22.6)	332.9
Selling, general and administrative expenses	23.1	63.5	74.8	(22.6)	138.8

Operating income (loss)	(0.5)	91.8	102.8	—	194.1
Other income (expense)	—	—	(1.5)	—	(1.5)
Interest income (expense):
Interest expense	(15.6)	(33.7)	(5.9)	35.7	(19.5)
Interest income	38.7	0.6	3.3	(35.7)	6.9

Loss on extinguishment of debt	(25.1)	—	—	—	(25.1)

	(2.0)	(33.1)	(2.6)	—	(37.7)
Income (loss) before income taxes	(2.5)	58.7	98.7	—	154.9
Income tax (provision) benefit	0.9	(21.4)	(33.6)	—	(54.1)
Equity in net income of subsidiaries	102.4	65.1	—	(167.5)	—

Net income	100.8	102.4	65.1	(167.5)	100.8
Less: preferred stock dividends	(0.2)	—	—	—	(0.2)

Net Income to applicable shareholders	$100.6	$102.4	$65.1	$(167.5)	$100.6

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
Condensed Balance Sheets
June 27, 2008

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$0.8	$15.4	$395.2	$—	$411.4
Receivables, net of allowances	—	362.9	1,126.8	—	1,489.7
Inventories	—	279.3	809.7	—	1,089.0
Deferred income taxes	4.5	76.4	33.6	—	114.5
Prepaid expenses and other	4.7	71.4	49.5	—	125.6

Total current assets	10.0	805.4	2,414.8	—	3,230.2

Property, plant and equipment, net	0.6	190.2	639.3	—	830.1
Deferred income taxes	—	21.0	25.4	—	46.4
Intercompany accounts	988.5	441.0	6.9	(1,436.4)	—
Investment in subsidiaries	1,032.0	1,040.7	—	(2,072.7)	—
Goodwill	—	—	148.0	—	148.0
Intangible assets, net	—	0.6	228.9	—	229.5
Unconsolidated affiliated companies	—	—	31.8	—	31.8
Other non-current assets	19.7	23.2	9.6	—	52.5

Total assets	$2,050.8	$2,522.1	$3,504.7	$(3,509.1)	$4,568.5

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$172.4	$971.6	$—	$1,144.0
Accrued liabilities	(20.8)	102.3	335.8	—	417.3
Current portion of long-term debt	355.0	1.2	346.9	—	703.1

Total current liabilities	334.2	275.9	1,654.3	—	2,264.4

Long-term debt	800.0	116.8	67.2	—	984.0
Deferred income taxes	—	0.3	121.2	—	121.5
Intercompany accounts	0.1	989.8	446.5	(1,436.4)	—
Other liabilities	12.3	107.3	81.9	—	201.5

Total liabilities	1,146.6	1,490.1	2,371.1	(1,436.4)	3,571.4

Minority interests in consolidated subsidiaries	—	—	92.9	—	92.9

Total shareholders’ equity	904.2	1,032.0	1,040.7	(2,072.7)	904.2

Total liabilities and shareholders’ equity	$2,050.8	$2,522.1	$3,504.7	$(3,509.1)	$4,568.5

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
Condensed Statements of Cash Flows
Six Fiscal Months Ended June 27, 2008

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$10.0	$(47.8)	$(22.3)	$—	$(60.1)

Cash flows of investing activities:
Capital expenditures	—	(20.7)	(72.3)	—	(93.0)
Proceeds from properties sold	—	2.4	1.2	—	3.6
Acquisitions, net of cash acquired	—	—	(36.2)	—	(36.2)
Intercompany accounts	(26.9)	—	—	26.9	—
Other, net	—	0.8	(1.3)	—	(0.5)

Net cash flows of investing activities	(26.9)	(17.5)	(108.6)	26.9	(126.1)

Cash flows of financing activities:
Preferred stock dividends paid	1.4	—	(1.6)	—	(0.2)
Excess tax benefits from stock-based compensation	6.8	—	—	—	6.8
Intercompany accounts	—	22.1	4.8	(26.9)	—
Proceeds from revolving credit borrowings	—	93.3	—	—	93.3
Repayments of revolving credit borrowings	—	(47.3)	—	—	(47.3)
Proceeds (repayments) of other debt	—	(0.5)	203.4	—	202.9
Proceeds from exercise of stock options	2.3	—	—	—	2.3

Net cash flows of financing activities	10.5	67.6	206.6	(26.9)	257.8

Effect of exchange rate changes on cash and cash equivalents	—	(0.1)	14.2	—	14.1

Increase (decrease) in cash and cash equivalents	(6.4)	2.2	89.9	—	85.7
Cash and cash equivalents – beginning of period	7.2	13.2	305.3	—	325.7

Cash and cash equivalents – end of period	$0.8	$15.4	$395.2	$—	$411.4

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
Condensed Statements of Cash Flows
Six Fiscal Months Ended June 29, 2007

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$1.3	$7.8	$37.0	$—	$46.1

Cash flows of investing activities:
Capital expenditures	—	(11.4)	(34.3)	—	(45.7)
Proceeds from properties sold	—	0.1	0.5	—	0.6
Proceeds from acquisitions including cash Acquired	—	—	17.0	—	17.0
Acquisitions, net of cash acquired	—	—	(5.9)	—	(5.9)
Intercompany accounts	(5.2)	—	—	5.2	—

Other, net	—	1.7	—	—	1.7

Net cash flows of investing activities	(5.2)	(9.6)	(22.7)	5.2	(32.3)
Cash flows of financing activities:
Preferred stock dividends paid	(0.2)	—	—	—	(0.2)
Excess tax benefits from stock-based compensation	9.3	—	—	—	9.3
Intercompany accounts	—	(3.9)	9.1	(5.2)	—
Proceeds from revolving credit borrowings	—	—	—	—	—
Repayments of revolving credit borrowings	—	—	—	—	—
Issuance of long-term debt, net of fees and Expenses	318.3	—	—	—	318.3
Repayments of long-term debt, including fees and expenses	(300.6)	—	—	—	(300.6)
Proceeds (repayments) of other debt	—	(0.5)	23.3	—	22.8
Proceeds from exercise of stock options	5.2	—	—	—	5.2

Net cash flows of financing activities	32.0	(4.4)	32.4	(5.2)	54.8

Effect of exchange rate changes on cash and cash equivalents	—	—	3.3	—	3.3

Increase (decrease) in cash and cash equivalents	28.1	(6.2)	50.0	—	71.9
Cash and cash equivalents – beginning of period	197.7	8.8	104.0	—	310.5

Cash and cash equivalents – end of period	$225.8	$2.6	$154.0	$—	$382.4

20. Subsequent Events
On June 30, 2008, the Company and its joint venture partner, A. Soriano Corporation (Anscor), announced that the Company increased its equity ownership in Phelps Dodge Philippines, Inc. (PDP) from 40% to 60%. The Company paid approximately $16.4 million in cash to the sellers in consideration for the additional equity interest in PDP and incurred insignificant fees and expenses related to the transaction. PDP is a joint venture established in 1955 by Anscor, a Philippine public holding company with diverse investments, and Phelps Dodge International Corporation (PDIC), a subsidiary of the Company which was acquired in the fourth quarter of 2007. PDP employs approximately 277 associates and operates one of the largest wire and cable manufacturing facilities in the Philippines. The investment complements the Company’s strategy in the region by providing a platform for further penetration into Southeast Asia markets as well as supporting ongoing operations in Australia, the Middle East and South Africa. In 2007, the last full year before the purchase of additional equity ownership, PDP reported net revenues of approximately $100 million.

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
Overview
General Cable is a global leader in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products. General Cable manages its worldwide operations based on three geographical reportable segments: 1) North America, 2) Europe and North Africa and 3) Rest of World (ROW).
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
The following table sets forth net sales and operating income by reportable segment for the periods presented, in millions of dollars:

	Three Fiscal Months Ended				Six Fiscal Months Ended
	June 27, 2008		June 29, 2007		June 27, 2008		June 29, 2007
	Amount	%	Amount	%	Amount	%	Amount	%
Net sales:
North America	$628.6	36%	$615.2	53%	$1,169.3	35%	$1,160.3	53%
Europe and North Africa	600.3	34%	506.7	43%	1,153.6	35%	932.7	43%
ROW	513.9	30%	50.6	4%	988.3	30%	88.7	4%

Total net sales	$1,742.8	100%	$1,172.551	100%	$3,311.2	100%	$2,181.7	100%

Operating income:
North America	$32.5	25%	$56.7	55%	$63.7	26%	$103.5	53%
Europe and North Africa	49.1	38%	42.3	41%	98.2	40%	81.6	42%
ROW	49.0	37%	4.0	4%	84.0	34%	9.0	5%

Total operating income	$130.6	100%	$103.0	100%	$245.9	100%	$194.1	100%

General Cable’s reported net sales are directly influenced by the price of copper and aluminum. The price of copper and aluminum as traded on the COMEX and LME (London Metal Exchange) has historically been subject to considerable volatility and, during the past few years, global copper prices have steadily increased to new record highs. For example, the daily selling price of copper cathode on the COMEX averaged $3.80 per pound in the second quarter of 2008 and $3.46 per pound in the second quarter of 2007 and the daily price of aluminum averaged $1.38 per pound in the second quarter of 2008 and $1.28 per pound in the second quarter of 2007. In the first six fiscal months of 2008 and 2007, copper cathode on the COMEX averaged $3.67 per pound and $3.08 per pound, respectively, and the daily price of aluminum averaged $1.33 per pound and $1.29 per pound, respectively. These copper and aluminum price increases are evident in all reportable segments.
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
Current Business Environment
The wire and cable industry is competitive, mature and cost driven. For many product offerings, there is little differentiation among industry participants from a manufacturing or technology standpoint. In prior years, the Company’s end markets have demonstrated recovery from the low points of demand experienced in 2003; however in 2008, an economic slowdown in the United States and slowing growth in certain European markets resulted in lower demand during the second quarter of 2008 as compared to the second quarter of 2007.
In addition to the factors previously mentioned, General Cable is currently being affected by the following macro-level trends:
•	Worldwide underlying growth trends in electric utility and infrastructure markets;

•	Softness in demand for low-voltage utility products in North America and construction products in Europe, particularly Spain, as a result of slow down in new home construction;

•	Slowing demand and lower pricing across a broad spectrum of product lines in North America as a result of weak economic conditions and a heightened competitive environment;

•	Continued decline in demand for copper based telecommunication products;

•	Increasing demand for natural resources, such as oil and gas, and alternative energy initiatives;

•	Increasing demand for further deployment of submarine power and fiber optic communication systems; and

•	Continued political sensitivity in certain developing markets.
The Company’s overall financial results discussed in the following MD&A demonstrate the Company’s diversification of its product offering, focus on faster growing utility and infrastructure markets and its global geographic coverage which allows the Company to better absorb market weakness in any one product grouping or region.
The Company anticipates that the following trends in addition to those noted above may continue to affect the financial results of the Company during 2008. The Company’s working capital requirements have been and are expected to be impacted by continued high raw materials costs, including metals and insulating materials as well as high freight and energy costs. Copper and aluminum prices remain high compared to historical prices and continue to be volatile. The Company expects both copper and aluminum supplies to continue to be tight globally mainly due to increased demand from emerging economies such as China and India and due to refining industry and mining labor issues.
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
On May 21, 2008, the Company entered a joint venture for majority ownership of E.P.E / EN.I.CA.BISKRA/SPA (Enica Biskra), an Algerian state-owned manufacturer of low and medium voltage power and construction cables. Enica Biskra employs approximately 1,000 associates and is a leading provider of utility cables to the principal Algerian state-owned power utility and gas producer. The Company paid approximately $64.9 million in cash for its investment in Enica Biskra which included $19.1 million for the purchase of additional shares in the joint venture itself and assumed existing debt of $43.0 million (at prevailing foreign currency exchange rates on the date of purchase). Fees and expenses related to the acquisition totaled approximately $1.0 million. In 2007, the last full year before the joint venture was established, Enica Biskra reported net sales of approximately $102.0 million (based on 2007 average exchange rates). Net assets and pro forma results of the Enica Biskra acquisition are immaterial.
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
On April 30, 2007, the Company acquired Norddeutsche Seekabelwerke GmbH & Co. KG (“NSW”), located in Nordenham, Germany from Corning Incorporated. As a result of the transaction, the Company assumed liabilities in excess of the assets acquired, including approximately $40.1 million of pension liabilities (based on the prevailing exchange rate at April 30, 2007). The Company recorded proceeds of $28.0 million ($11.0 million was received in the third quarter 2007), net of $1.1 million fees and expenses, which included $12.3 million of cash acquired and $5.5 million for settlement of accounts receivable. NSW had revenues of approximately $120 million in 2006 (based on 2006 average exchange rates) and has approximately 400 employees. NSW offers complete solutions for submarine cable systems including manufacturing, engineering, seabed mapping, project management, and installation for the offshore communications, energy exploration, transmission, distribution, and alternative energy markets. Pro forma results of the NSW acquisition are not material.
The results of operations of the acquired businesses discussed above have been included in the condensed consolidated financial statements since the respective dates of acquisition.
Critical Accounting Policies and Estimates
During the three fiscal months ended June 27, 2008, the Company did not change any of its existing critical accounting policies. Additionally, (i) no existing accounting policies became critical accounting policies during the period because of an increase in materiality or changes in circumstances and (ii) there were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.
New Accounting Standards
In May 2008, the FASB issued Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including Partial Cash Settlement). The FSP specifies that when issuers of convertible debt instruments recognize interest cost in subsequent periods, they should separately account for the liability and equity components of the instrument in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date. The FSP will be effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The transition provision will require that entities retrospectively apply the FSP for all periods presented. The

Company’s two convertible issuances (see Note 7) will be affected by adopting FSP APB 14-1. The Company is currently evaluating the impact on its condensed consolidated financial position, results of operations and cash flows.
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

	Three Fiscal Months Ended				Six Fiscal Months Ended
	June 27, 2008		June 29, 2007		June 27, 2008		June 29, 2007
	Amount	%	Amount	%	Amount	%	Amount	%

Net sales	$1,742.8	100.0%	$1,172.5	100.0%	$3,311.2	100.0%	$2,181.7	100.0%
Cost of sales	1,515.5	87.0%	999.4	85.2%	2,871.2	86.7%	1,848.8	84.7%

Gross profit	227.3	13.0%	173.1	14.8%	440.0	13.3%	332.9	15.3%
Selling, general and administrative expenses	96.7	5.5%	70.1	6.0%	194.1	5.9%	138.8	6.4%

Operating income	130.6	7.5%	103.0	8.8%	245.9	7.4%	194.1	8.9%
Other income (expense)	(1.8)	(0.1)%	(1.5)	(0.1)%	(0.4)	—%	(1.5)	(0.1)%
Interest expense, net	(12.7)	(0.7)%	(6.7)	(0.6)%	(24.9)	(0.8)%	(12.6)	(0.6)%
Loss on extinguishment of debt	—	—%	—	—%	—	—%	(25.1)	(1.2)%

Income before income taxes	116.1	6.7%	94.8	8.1%	220.6	6.7%	154.9	7.1%
Income tax provision	(38.9)	(2.2)%	(31.9)	(2.7)%	(75.0)	(2.3)%	(54.1)	(2.5)%
Minority interest in consolidated subsidiaries	(3.2)	(0.2)%	—	—%	(6.8)	(0.2)%	—	-%
Equity in net earnings of affiliated companies	1.7	0.1%	—	—%	2.8	0.1%	—	-%

Net income	75.7	4.3%	62.9	5.4%	141.6	4.3%	100.8	4.6%
Less: preferred stock dividends	(0.1)	—%	(0.1)	—%	(0.2)	—%	(0.2)	—%

Net income applicable to common shareholders	$75.6	4.43%	$62.8	5.4%	$141.4	4.3%	$100.6	4.6%

Three Fiscal Months Ended June 27, 2008 Compared with Three Fiscal Months Ended June 29, 2007
The net income applicable to common shareholders was $75.6 million in the second quarter of 2008 compared to net income applicable to common shareholders of $62.8 million in the second quarter of 2007. This increase in net income applicable to common shareholders was principally due to the Company’s exposure to global infrastructure markets, the acquisition of PDIC and favorable foreign currency exchange translation all of which more than offset a decrease in North America operating results.
Net Sales
The following tables set forth net sales, metal-adjusted net sales and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for the second quarter of 2007 have been adjusted to reflect the 2008 copper COMEX average price of $3.80 per pound (a $0.34 increase compared to the same period in 2007) and the aluminum rod average price of $1.38 per pound (a $0.10 increase compared to the same period in 2007). Metal-adjusted net sales, a non-GAAP financial measure, are provided herein in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. See previous discussion of metal price volatility in the “Overview” section.

	Net Sales
	Three Fiscal Months Ended
	June 27, 2008		June 29, 2007
	Amount	%	Amount	%
North America	$628.6	36%	$615.2	53%
Europe and North Africa	600.3	34%	506.7	43%
ROW	513.9	30%	50.6	4%

Total net sales	$1,742.8	100%	$1,172.5	100%

	Metal-Adjusted Net Sales
	Three Fiscal Months Ended
	June 27, 2008		June 29, 2007
	Amount	%	Amount	%
North America	$628.6	36%	$646.2	54%
Europe and North Africa	600.3	34%	530.4	42%
ROW	513.9	30%	52.9	4%

Total metal-adjusted net sales	$1,742.8	100%	$1,229.5	100%

Metal adjustment	—		(57.0)

Total net sales	$1,742.8		$1,172.5

	Metal Pounds Sold
	Three Fiscal Months Ended
	June 27, 2008		June 29, 2007
	Pounds	%	Pounds	%
North America	102.8	35%	111.4	54%
Europe and North Africa	85.7	29%	90.1	43%
ROW	104.7	36%	7.2	3%

Total metal pounds sold	293.2	100%	208.7	100%

Net sales increased approximately 49% or $570.3 million to $1,742.8 million in the second quarter of 2008 from $1,172.5 million in the second quarter of 2007. The net sales increase included $478.7 million of incremental sales primarily attributable to the previously mentioned acquisition of PDIC in October 2007 and Enica Biskra in May 2008. After adjusting 2007 net sales to reflect the $0.34 increase in the average monthly COMEX price per pound of copper and the $0.10 increase in the average aluminum rod price per pound in 2008, net sales of $1,742.8 million reflects an increase of $513.3 million or 42%, from metal adjusted net sales of $1,229.5 million in 2007. Volume, as measured by metal pounds sold, increased 84.5 million pounds or 41% to 293.2 million pounds in the second quarter of 2008 as compared to 208.7 million pounds in the second quarter of 2007. Excluding the impact of acquisitions, metal pounds sold decreased by 9.7 million pounds primarily as a result of the North America operations and to a lesser extent the Europe and North Africa operations both of which are discussed below. Metal pounds sold is provided herein as the Company believes this metric to be a reasonable measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. In addition to the impact of acquisitions and volume as measured in metal pounds sold, reported metal-adjusted net sales also includes a $93.4 million favorable impact of foreign currency exchange rate changes (which represents an increase of 7.6% from the second quarter of 2007 metal adjusted net sales).
Metal-adjusted net sales in the North America segment decreased $17.6 million or 3%, principally as a result of sales volume. Lower sales volume of approximately $34.9 million was primarily the result of ongoing weak economic conditions in the United States and continued softness in demand for electric utility distribution and transmission cables combined with an overall decrease in demand for outside plant telecommunications cable from the Regional Bell Operating Companies (RBOCs) and communications distribution products. This lower sales volume was partially offset by product mix improvement of approximately $10.3 million and favorable foreign currency exchange rate changes of approximately $10.0 million, principally related to the Canadian dollar.
Continued weakness in the housing industry in the United States had a negative impact primarily on the demand for low-voltage and smaller gauge size cables used in electric power distribution during the second quarter of 2008. While the passage of energy legislation in the United States in 2005 aimed at improving the transmission grid infrastructure is expected to contribute to the increase in demand for the Company’s products over time, growth rates continue to be and are prospectively expected to be highly variable depending on related product business cycles and the approval and funding cycle times for large utility projects. The Company believes that utilities may also be curtailing capital expenditures or taking a more guarded approach to grid reliability problems in the face of a slowing economy in the United States. Demand trends for telecommunication products from the RBOCs continue to be dependent on the selected strategy of their broadband rollout exacerbated by the weakness in the U.S. housing market. Those favoring a copper/fiber hybrid model have been showing flat to marginally decreased demand, while those taking a fiber-to-the-home strategy continue to show weakness in demand for copper products. Additionally, demand trends continue to be affected by high copper prices, which make alternatives to copper-based cable and wire comparatively more affordable, and by RBOC merger activity and budgetary constraints. These decreases were partially offset by increasing demand for alternative energy products as well as products used for energy exploration in the mining, oil, gas, and petrochemical markets, a trend the Company expects to continue partly as a result of higher energy prices.
Metal-adjusted net sales in the Europe and North Africa segment increased $69.9 million, or 13%. The increase primarily reflects approximately $80.7 million of favorable foreign currency exchange rate changes due to the strength of the Euro relative to the dollar and net sales attributable to acquired business of $25.6 million. These increases were partially offset by decreased sales volume of 3% or $17.0 million and less favorable price and product mix of approximately $4.0 million. Lower demand for low-voltage and building wire products in the Spanish domestic construction market has been partially offset by stronger electric utility and electrical infrastructure demand throughout Europe particularly demand for medium-voltage and high-voltage cables to upgrade the electricity grid as well as projects involving submarine energy cables and other alternative energy projects.
Metal-adjusted net sales in the ROW segment increased $461.0 million. The increase was primarily the result of $453.1 million of net sales attributable to the results of acquired businesses. Excluding the impact of acquisitions, the increase in metals-adjusted net sales reflects an increase of $4.4 million related to volume in New Zealand and Australia as well as favorable foreign currency exchange rate changes of approximately $2.7 million. Increased volume, excluding the impact from acquisitions, is attributable to demand in construction and electrical infrastructure products primarily in the Australian market. Acquisition related sales of electrical infrastructure and electric utility products were strong, particularly in the developing countries of Central and South America where there continues to be a high level of energy infrastructure, construction and mining activity as well as programs to bring electricity further into the rural areas, such as Brazil’s “Light for All” program.
Gross Profit
Gross profit increased $54.2 million, primarily due to the acquisition of PDIC, to $227.3 million in the second quarter of 2008 from $173.1 million in the second quarter of 2007. Gross profit as a percentage of net sales was 13.0% for the second quarter of 2008 and was 14.1% for the second quarter of 2007 on a metal-adjusted net sales basis. The reduction in gross profit margin on a metal-adjusted net sales basis is principally related to higher raw material costs and the general economic slowdown experienced in the North America segment resulting in lower plant utilization, softening end user demand and an unfavorable pricing environment on certain electric utility products.
Selling, General and Administrative Expense

Selling, general and administrative expense increased to $96.7 million in the second quarter of 2008 from $70.1 million in the second quarter of 2007. The increase in SG&A was primarily related to incremental SG&A costs within acquired businesses. The increase in SG&A was also partially the result of foreign currency exchange rate translation changes of $5.2 million in the second quarter 2008. Reported SG&A was 5.5% of net sales in the second quarter of 2008, down from 5.7% of metal-adjusted net sales in the second quarter of 2007.
Operating Income
The following table sets forth operating income by segment, in millions of dollars.

	Operating Income
	Three Fiscal Months Ended,
	June 27, 2008		June 29, 2007
	Amount	%	Amount	%
North America	$32.5	25%	$56.7	51%
Europe and North Africa	49.1	38%	42.3	45%
ROW	49.0	37%	4.0	4%

Total operating income	$130.6	100%	$103.0	100%

Operating income of $130.6 million for the second quarter of 2008 increased from $103.0 million in the second quarter of 2007. This increase is primarily attributable to the Company’s ROW segment, which increased operating income by $45.0 million primarily as a result of the acquisition of PDIC, a $7.3 million favorable impact of foreign currency exchange rate changes, global selling price and product mix improvement and ongoing Lean manufacturing cost containment and efficiency efforts. These increases were partially offset by the $24.2 million decrease in the operating result of the Company’s North America segment.
The decrease in operating income for the North America segment of $24.2 million is largely the result of lower volume as a result of continued softness in demand for the segment’s electric utility and communication products as well as higher raw material and transportation costs. Persistent softness in the housing market continues to have a negative impact on the demand for low-voltage and smaller gauge size cables used in electric power distribution as well as copper-based telecommunication products used by RBOC’s in new housing starts. A broad spectrum of other product lines in North America also experienced reduced demand and pricing pressure as a result of the weak economy and competitive environment as well as increased raw material and energy input costs.
Operating income for the Europe and North Africa segment increased $6.8 million. The improvement in operating income is primarily due to the impact of favorable foreign currency translation and continued implementation of Lean Six Sigma cost saving initiatives which have been partially offset by inflationary pressure on other non-metal raw materials such as insulating compounds, freight costs and electricity and to a lesser extent volume.
Operating income for the ROW segment increased $45.0 million. The increase in operating income was primarily due to the acquired PDIC business and favorable foreign currency exchange rate changes which have been partially offset by the competitive pricing environment for building wire construction products as a result of a slowing New Zealand housing market.
Other Income (Expense)
Other income (expense) was $(1.8) million in the second quarter of 2008 as compared to $(1.5) million in the second quarter of 2007. The other income amount is comprised of foreign currency transaction gains (losses) which resulted from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated.
Interest Expense
Net interest expense increased to $12.7 million in the second quarter of 2008 from $6.7 million in the second quarter of 2007. The increase in interest expense is due to higher average debt levels in the second quarter of 2008 as compared to the second quarter of 2007, primarily related to the October 2007 issuance of the Company’s $475.0 million 1.00% Senior Convertible Notes to partially fund the PDIC acquisition, the addition of PDIC credit facilities supporting operations in that segment and additional borrowings in Europe related to the May acquisition of Enica Biskra as well as increased borrowing on the Company’s Amended Credit Facility. These increases were partially offset by a year over year reduction in interest rates on the Company’s $125.0 million floating rate Senior Notes.

Tax Provision
The Company’s effective tax rate for the second quarter of 2008 and 2007 was 33.5 % and 33.6%, respectively. The effective tax rate for the second quarter of 2007 was reduced by approximately $5.7 million due to the release of state deferred tax asset valuation allowances as it became more likely than not that the deferred tax assets would be utilized as a result of improved performance in the Company’s U.S. operations. After adjusting for the prior year benefit of the state deferred tax and valuation allowance release the difference in the second quarter of 2008 effective tax rate as compared to the second quarter of 2007 effective tax rate was primarily due to the continuing effective tax rate benefit from recent acquisitions as a result of the increased relative mix of income from lower rate jurisdictions.
Preferred Stock Dividends
The Company accrued and paid $0.1 million in dividends on its preferred stock in the second quarter of 2008 and 2007.
Six Fiscal Months Ended June 27, 2008 Compared with Six Fiscal Months Ended June 29, 2007
The net income applicable to common shareholders was $141.4 million in the first six fiscal months of 2008 compared to net income applicable to common shareholders of $100.6 million in the first six fiscal months of 2007. The net income applicable to common shareholders for the first six fiscal months of 2007 included a pre-tax $25.1 million loss on extinguishment of debt related to the tender offer on the Company’s 9.5% Senior Notes. This increase in net income applicable to common shareholders was principally due to the Company’s exposure to global infrastructure markets, the acquisition of PDIC and favorable foreign currency exchange translation all of which more than offset a decrease in North America operating results.
Net Sales
The following tables set forth net sales, metal-adjusted net sales and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for the first six fiscal months of 2007 have been adjusted to reflect the 2008 copper COMEX average price of $3.67 per pound (a $0.59 increase compared to the same period in 2007) and the aluminum rod average price of $1.33 per pound (a $0.04 increase compared to the same period in 2007). Metal-adjusted net sales, a non-GAAP financial measure, are provided herein in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. See previous discussion of metal price volatility in the “Overview” section.

	Net Sales
	Three Fiscal Months Ended
	June 27, 2008		June 29, 2007
	Amount	%	Amount	%
North America	$1,169.3	35%	$1,160.3	53%
Europe and North Africa	1,153.6	35%	932.7	43%
ROW	988.3	30%	88.7	4%

Total net sales	$3,311.2	100%	$2,181.7	100%

	Metal-Adjusted Net Sales
	Three Fiscal Months Ended
	June 27, 2008		June 29, 2007
	Amount	%	Amount	%
North America	$1,169.3	35%	$1,245.5	53%
Europe and North Africa	1,153.6	35%	996.0	43%
ROW	988.3	30%	94.9	4%

Total metal-adjusted net sales	$3,311.2	100%	$2,337.4	100%

Metal adjustment			(155.7)

Total net sales	$3,311.2		$2,181.7

	Metal Pounds Sold
	Three Fiscal Months Ended
	June 27, 2008		June 29, 2007
	Pounds	%	Pounds	%
North America	195.1	34%	219.1	54%
Europe and North Africa	172.6	30%	174.6	43%
ROW	202.8	36%	12.7	3%

Total metal pounds sold	570.5	100%	406.4	100%

Net sales increased 52% or $1,129.5 million to $3,311.2 million in the first six fiscal months of 2008 from $2,181.7 million in the first six fiscal months of 2007. The net sales increase included $943.2 million of incremental sales primarily attributable to the previously mentioned acquisition of PDIC in October 2007 and Enica Biskra in May 2008. After adjusting 2007 net sales to reflect the $0.59 increase in the average monthly COMEX price per pound of copper and the $0.04 increase in the average aluminum rod price per pound in 2008, net sales of $3,311.2 million reflects an increase of $973.8 million or 42%, from metal adjusted net sales of $2,337.4 million in 2007. Volume, as measured by metal pounds sold increased 164.1 million pounds or 40% to 570.5 million pounds in the first six fiscal months of 2008 as compared to 406.4 million pounds in the first six fiscal months of 2007. Excluding the impact of acquisitions, metal pounds sold decreased by 19.3 million pounds primarily as a result of the North America operations and to a lesser extent the Europe and North Africa operations both of which are discussed below. Metal pounds sold is provided herein as the Company believes this metric to be a reasonable measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. In addition to acquisitions and volume as measured in metal pounds sold, reported metal-adjusted net sales also includes a $172.6 million favorable impact of foreign currency exchange rate changes which represents an increase year to date of 7.4% from the first six fiscal months of 2007 metal adjusted net sales and an approximate $12.2 million decrease due to product mix.
Metal-adjusted net sales in the North America segment decreased $77.2 million or 6%, principally as a result of sales volume. Lower sales volume of approximately $109.7 million was primarily the result of ongoing weak economic conditions in the United States and continued softness in demand for electric utility distribution and transmission cables combined with an overall decrease in demand for outside plant telecommunications cable from the Regional Bell Operating Companies (RBOCs) and communications distribution products. This lower sales volume was partially offset by favorable foreign currency exchange rate changes of approximately $25.8 million, principally related to the Canadian dollar, and product mix improvement of approximately $12.3 million.
Continued weakness in the housing industry in the United States had a negative impact on the demand for low-voltage and smaller gauge size cables used in electric power distribution during the first six fiscal months of 2008. While the passage of energy legislation in the United States in 2005 aimed at improving the transmission grid infrastructure is expected to contribute to the increase in demand for the Company’s products over time, growth rates continue to be and are prospectively expected to be highly variable depending on related product business cycles and the approval and funding cycle times for large utility projects. The Company believes that utilities may also be curtailing capital expenditures or taking a more guarded approach to grid reliability problems in the face of a slowing economy in the United States. Demand trends for telecommunication products from the RBOCs continue to be dependent on the selected strategy of their broadband rollout exacerbated by the weakness in the U.S. housing market. Those favoring a copper/fiber hybrid model have been showing flat to marginally decreased demand, while those taking a fiber-to-the-home strategy continue to show weakness in demand for copper products. Additionally, demand trends continue to be affected by high copper prices, which make alternatives to copper-based cable and wire comparatively more affordable, and by RBOC merger activity and budgetary constraints. These decreases were partially offset by increasing demand for alternative energy products as well as products used for energy exploration in the mining, oil, gas, and petrochemical markets, a trend the Company expects to continue partly as a result of higher oil prices.
Metal-adjusted net sales in the Europe and North Africa segment increased $157.6 million, or 16%. The increase reflects approximately $138.8 million of favorable foreign currency exchange rate changes primarily due to the strength of the Euro relative to the dollar and net sales attributable to acquired businesses of $66.1 million. These increases were partially offset by decreased sales volume of 0.5% or $5.0 million and a less favorable price and product mix of approximately $18.6 million. Lower demand for low-voltage and building wire products in the Spanish domestic construction market has been more than offset by stronger electric utility and electrical infrastructure demand throughout Europe, particularly, demand for medium-voltage and high-voltage cables to upgrade the electricity grid as well as projects involving submarine energy cables and other alternative energy projects.
Metal-adjusted net sales in the ROW segment increased $893.4 million. The increase was primarily the result of $877.1 million of net sales attributable to the results of acquired businesses. Excluding the impact of acquisitions, the increase in metals-adjusted net sales reflects an increase of $9.7 million related to volume in New Zealand and Australia as well as favorable foreign currency exchange rate changes of approximately $8.0 million offset by less favorable price and product mix of $6.3 million. Increased volume, excluding the impact from acquisitions, is attributable to demand in construction and electrical infrastructure products primarily in the Australian market. Acquisition related sales of electrical infrastructure and electric utility products were strong, particularly in the developing countries of Central and South America where there continues to be a high level of construction and mining activity as well as programs to bring electricity further into the rural areas, such as Brazil’s “Light for All” program.

Gross Profit
Gross profit increased $107.1 million, primarily due to the acquisition of PDIC, to $440.0 million in the first six fiscal months of 2008 from $332.9 million in the second quarter of 2007. Gross profit as a percentage of metal-adjusted net sales was 13.3% for the first six fiscal months of 2008 and was 14.2% for the first six fiscal months of 2007. The reduction in gross profit margin on a metal-adjusted net sales basis is principally related to higher raw material costs and the general economic slowdown experienced in the North America segment resulting in lower plant utilization, softening end user demand and an unfavorable pricing environment on certain electric utility products.
Selling, General and Administrative Expense
Selling, general and administrative expense increased to $194.1 million in the first six fiscal months of 2008 from $138.8 million in the first six fiscal months of 2007. The increase in SG&A was primarily related to incremental SG&A costs related to acquired businesses. The increase in SG&A was also partially the result of foreign currency exchange rate translation changes of $9.9 million in the first six fiscal months of 2008. Reported SG&A was 5.9% and 5.9% of net sales and metal-adjusted net sales in the first six fiscal months of 2008 and 2007, respectively.
Operating Income
The following table sets forth operating income by segment, in millions of dollars.

	Operating Income
	Six Fiscal Months Ended,
	June 27, 2008		June 29, 2007
	Amount	%	Amount	%
North America	$63.7	26%	$103.5	51%
Europe and North Africa	98.2	40%	81.6	43%
ROW	84.0	34%	9.0	6%

Total operating income	$245.9	100%	$194.1	100%

Operating income of $245.9 million for the first six fiscal months of 2008 increased $51.8 million from $194.1 million in the first six fiscal months of 2007. This increase is primarily attributable to the Company’s ROW segment which increased operating income by $75.0 million primarily as a result of the acquisition of PDIC as well as a $14.6 million favorable impact of foreign currency exchange rate changes, a $4.3 million favorable lower of cost or market adjustment primarily related to PDIC raw material metal inventory, global selling price and product mix improvement and ongoing Lean manufacturing cost containment and efficiency efforts. These increases are partially offset by the $39.8 million decrease in the operating result of the Company’s North America segment.
The decrease in operating income for the North America segment of $39.8 million is largely the result of lower volume as a result of continued softness in demand for the segment’s electric utility and communication products as well as higher raw material and transportation costs. Persistent softness in the housing market has had a negative impact on the demand for low-voltage and smaller gauge size cables used in electric power distribution as well as copper-based telecommunication products used by RBOC’s in new housing starts. A broad spectrum of other product lines in North America also experienced reduced demand and pricing pressure as a result of the weak economy and competitive environment as well as increased raw material and energy input costs.
Operating income for the Europe and North Africa segment increased $16.6 million. The improvement in operating income is primarily due to the impact of favorable foreign currency translation and continued implementation of Lean Six Sigma cost saving initiatives which have been partially offset by inflationary pressure on other non-metal raw materials such as insulating compounds, freight costs and electricity and to a lesser extent volume.
Operating income for the ROW segment increased $75.0 million. The increase in operating income was primarily due to the acquired PDIC business and favorable foreign currency exchange rate changes which have been partially offset by the competitive pricing environment for building wire construction products as a result of a slowing New Zealand housing market.

Other Income (Expense)
Other income (expense) was $(0.4) million in the first six fiscal months of 2008 as compared to $(1.5) million in the first six fiscal months of 2007. The other income amount is comprised of foreign currency transaction gains (losses) which resulted from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated.
Interest Expense
Net interest expense increased to $24.9 million in the first six fiscal months of 2008 from $12.6 million in the first six fiscal months of 2007. The increase in interest expense is due to higher average debt levels in the first six fiscal months of 2008 as compared to the first six fiscal months of 2007, primarily related to the October 2007 issuance of the Company’s $475.0 million 1.00% Senior Convertible Notes to partially fund the PDIC acquisition, the addition of PDIC credit facilities supporting operations in that segment and additional borrowings in Europe related to the May acquisition of Enica Biskra as well as increased borrowing on the Company’s Amended Credit Facility. These increases were partially offset by year over year reduction in interest rates on the Company’s $125.0 million floating rate Senior Notes.
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
Tax Provision
The Company’s effective tax rate for the first six fiscal months of 2008 and 2007 was 34.0% and 34.9%, respectively. The effective tax rate for the first six fiscal months of 2007 was reduced by approximately $5.7 million due to the release of state deferred tax asset valuation allowances as it became more likely than not that the deferred tax assets would be utilized as a result of improved performance in the Company’s U.S. operations After adjusting for the prior year benefit of the state deferred tax and valuation allowance release the difference in the second quarter of 2008 effective tax rate as compared to the second quarter of 2007 effective tax rate was primarily due to the continuing effective tax rate benefit from recent acquisitions as a result of the increased relative mix of income from lower rate jurisdictions.
Preferred Stock Dividends
The Company accrued and paid $0.2 million in dividends on its preferred stock in the first six fiscal months of 2008 and 2007.
Liquidity and Capital Resources
In general, General Cable requires cash for working capital, capital expenditures, debt repayment, salaries and related benefits, interest, Series A preferred stock dividends and taxes. General Cable’s working capital requirement increases when it experiences strong incremental demand for products and/or significant copper, aluminum and other raw material price increases. Based upon historical experience, the cash on its balance sheet and the expected availability of funds under its current credit facilities, the Company believes its sources of liquidity will be sufficient to enable it to meet the Company’s cash requirements for working capital, capital expenditures, debt repayment, salaries and related benefits, interest, Series A preferred stock dividends and taxes for at least the next twelve months and foreseeable future.
General Cable Corporation is a holding company with no operations of its own. All of the Company’s operations are conducted, and net sales are generated, by its subsidiaries and investments. Accordingly, the Company generates cash flow from its global operations. The Company’s ability to use cash flow from its international operations, if necessary, has historically been adversely affected by limitations on the Company’s ability to repatriate such earnings tax efficiently.
Summary of Cash Flows
Cash flow used by operating activities in the first six fiscal months of 2008 was $60.1 million. This use of cash principally reflects a $323.2 million increase in accounts receivable and a $95.2 million increase in inventories. The increase in accounts receivable reflects increased global sales volumes partly as a result of the Company’s normal seasonal trend and to a lesser extent higher global selling prices in response to increased raw material costs. The increase in inventory is also consistent with historical first half trends as inventories are built in anticipation of higher demand during the spring and summer months coupled with scheduled production shutdowns in the third quarter for facility maintenance. Partially offsetting these uses of cash was $187.1 million of cash inflows related to net income adjusted for depreciation and amortization, foreign currency exchange gains, deferred income taxes, excess tax benefits on stock-based compensation recognized under SFAS No. 123(R) and loss on disposal of property which is the result of the underlying global operating results which are discussed by operating segment above and $172.0 million of cash inflows from an increase in accounts payable, accrued and other liabilities. The increase in accounts payable, accrued and other liabilities is primarily due to an increase in accounts payable which reflects greater manufacturing activity as a result of the normal seasonal trends discussed above and to a certain extent increased raw material costs in the first six fiscal months of 2008.
Cash flow used by investing activities was $126.1 million in the first six fiscal months of 2008, principally reflecting $93.0 million of capital expenditures and $36.2 million for the acquisition of Enica Biskra partially offset by proceeds from properties sold of $3.6 million. The Company continues to focus its capital program around the world to upgrade equipment, improve efficiency and throughput and enhance productivity primarily in its electric utility and electrical infrastructure cable businesses. The Company anticipates capital spending to be approximately $200.0 million in 2008.
Cash flow provided by financing activities in the first six fiscal months of 2008 was $257.8 million. This reflects additional borrowings under the Company’s Amended Credit Facility of $93.3 million and other various short-term credit facilities of $202.9 million in the Europe and North Africa and Rest of the World segments as discussed in the “Debt and Other Contractual Obligations” section below. The Company also received $2.3 million from the exercise of stock options and $6.8 million was related to excess tax benefits from stock-based compensation. These increases were partially offset by the repayment of borrowings under the Company’s Amended Credit Facility of $47.3 million.
Debt and Other Contractual Obligations
The Company’s outstanding debt obligations excluding capital leases were $1,684.2 million as of June 27, 2008 and consisted of $475.0 million of 1.00% Convertible Notes due in 2012, $355.0 million of 0.875% Convertible Notes due in 2013, $200.0 million of 7.125% Senior Notes due in 2017, $125.0 million of Senior Floating Rate Notes due in 2015, $80.5 million of Spanish Term Loans, $106.0 million drawn on the Amended Credit Facility, $136.1 million drawn on PDIC credit facilities, $113.3 million drawn on Silec credit facilities and $93.3 million of various short and medium term loans. A separate description of our various borrowings is provided below and additional discussion is included at Note 7 to the Condensed Consolidated Financial Statements.
The Company’s 1.00% Senior Convertible Notes were issued in September 2007 in the amount of $475.0 million. The notes were sold to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). Subsequently, on April 16, 2008 the notes and common stock issuable upon conversion of the notes were registered on a Registration Statement on Form S-3 which is incorporated by reference herein at Exhibit 4.1. The 1.00% Senior Convertible Notes bear interest at a fixed rate of 1.00%, payable semi-annually in arrears, on April 15 and October 15, and mature in 2012. The 1.00% Senior Convertible Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company’s wholly-owned U.S. and Canadian subsidiaries. The estimated fair value of the 1.00% Senior Convertible Notes was approximately $459.0 million at June 27, 2008.
The Company’s 0.875% Convertible Notes were issued in November of 2006 in the amount of $355.0 million, pursuant to the Company’s effective Registration Statement on Form S-3. The 0.875% Convertible Notes bear interest at a fixed rate of 0.875%, payable semi-annually in arrears, on May 15 and November 15, and mature in 2013. As a result of exceeding certain average stock price thresholds as defined in Note 7 of the condensed consolidated financial statements, the Company classified the $355.0 million as a current liability at December 31, 2007 and June 27, 2008. The 0.875% Convertible Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company’s wholly-owned U.S. and Canadian subsidiaries. The estimated fair value of the 0.875% Convertible Notes was approximately $501.2 million at June 27, 2008.
On March 21, 2007, the Company completed the issuance and sale of $325.0 million in aggregate principal amount of new senior unsecured notes, comprised of $125.0 million of Senior Floating Rate Notes due 2015 (the “Senior Floating Rate Notes”) and $200.0 million of 7.125% Senior Fixed Rate Notes due 2017 (the “7.125% Senior Notes” and together, the “Notes”). The Notes were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). An exchange offer commenced on June 11, 2007 and was completed on July 26, 2007 to replace the unregistered Notes with registered Notes with like terms pursuant to an effective

Registration Statement on Form S-4. The Notes are jointly and severally guaranteed by the Company’s wholly-owned U.S. and Canadian subsidiaries. The estimated fair value of the 7.125% Senior Notes and Senior Floating Rate Notes was approximately $191.5 million and $112.5 million, respectively, at June 27, 2008.
The Senior Floating Rate Notes bear interest at an annual rate equal to the 3-month LIBOR rate plus 2.375%, which was 5.1% at June 27, 2008. Interest on the Senior Floating Rate Notes is payable quarterly in arrears in cash on January 1, April 1, July 1 and October 1 of each year, commencing on July 1, 2007. The 7.125% Senior Notes bear interest at a rate of 7.125% per year and are payable semi-annually in arrears in cash on April 1 and October 1 of each year, commencing on October 1, 2007. The Senior Floating Rate Notes mature on April 1, 2015 and the 7.125% Senior Notes mature on April 1, 2017.
On October 31, 2007, the Company acquired PDIC and assumed the U.S. dollar equivalent of $64.3 million (at the prevailing exchange rate on that date) of mostly short-term PDIC debt as a part of the acquisition. As of June 27, 2008, PDIC related debt was $136.1 million of which approximately $135.1 million was short-term financing agreements at various interest rates. The weighted average interest rate was 6.1% as of June 27, 2008. The Company has approximately $297.7 million of borrowing availability under the various credit facilities.
As of June 27, 2008, Silec’s debt was the U.S. dollar equivalent of $113.3 million. The debt consisted of approximately $26.4 million relating to an uncommitted accounts receivable facility and approximately $86.9 million of short-term financing agreements at a weighted average interest rate of 4.9%. The Company has approximately $28.9 million of excess availability under these short-term financing agreements.
The Company’s current senior secured revolving credit facility (“Amended Credit Facility”), as amended, is a five-year, $400.0 million asset based revolving credit agreement that includes an approximate $50.0 million sublimit for the issuance of commercial and standby letters of credit and a $20.0 million sublimit for swingline loans. Loans under the Amended Credit Facility bear interest at the Company’s option, equal to either an alternate base rate (prime plus 0.00% to 0.625%) or an adjusted LIBOR rate plus an applicable margin percentage (LIBOR plus 1.125% to 1.875%). The applicable margin percentage is subject to adjustments based upon the excess availability, as defined. At June 27, 2008, the Company had outstanding borrowings of $106.0 million and undrawn availability of $263.9 million under the Amended Credit Facility. As of June 27, 2008, the Company had outstanding letters of credit related to this Amended Credit Facility of $30.0 million. The weighted average interest rate on borrowings outstanding under the Amended Credit Facility was 3.9% as of June 27, 2008.
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
The Spanish Term Loan of 50 million euros was issued in December 2005 and was available in up to three tranches, with an interest rate of Euribor plus 0.8% to 1.5% depending on certain debt ratios. Two of the tranches have expired. The remaining tranche (maturing in 2012) was paid and terminated, in June 2008, with net payment of approximately 27.2 million euros or $43.0 million. In February 2008, the Company entered into a term loan in the amount of 20 million euros with an interest rate of Euribor plus 0.5%. The term loan is payable in semi-annual installments, due in August and February, maturing in February 2013. Simultaneously, the Company entered into a fixed interest rate swap to coincide with the terms and conditions of the term loan starting in August 2008 and maturing in February 2013 which will effectively hedge the variable interest rate with a fixed interest rate of 4.2%. In April 2008, the Company entered into a term loan in the amount of 10 million euros with an interest rate of Euribor plus 0.75%. The term loan is payable in semi-annual installments, due in April and October, maturing in April 2013. Simultaneously, the Company entered into a fixed interest rate swap to coincide with the terms and conditions of the term loan starting in October 2008 and maturing in April 2013 which will effectively hedge the variable interest rate with a fixed interest rate of 4.58%. In June 2008, the Company entered into a term loan in the amount of 21 million euros with an interest rate of Euribor plus 0.75%. The term loan is payable in quarterly installments, due in March, June, September and December, maturing in June 2013. Simultaneously, the Company entered into a fixed interest rate swap to coincide with the terms and conditions of the term loan starting in September 2008 and maturing in June 2013 which will effectively hedge the variable interest rate with a fixed interest rate of 4.48%. As of June 27, 2008, the U.S. dollar equivalent of $80.5 million was drawn under these term loan facilities in order to partially fund the acquisition of Enica Biskra and for general working capital requirements. There is no remaining availability under these Spanish Term Loans. The weighted average interest rate was 5.1% under these term loan facilities as of June 27, 2008.
The Spanish Credit Facility of 25 million euros was issued in December 2005, matures in December 2010 and carries an interest rate of Euribor plus 0.6% to 1.0% depending on certain debt ratios. No funds are currently drawn under the Spanish Credit Facility, leaving undrawn availability of approximately the U.S. dollar equivalent of $39.5 million as of June 27, 2008.

Commitment fees ranging from 15 to 25 basis points per annum on any unused commitments under the Spanish Credit Facility are payable on a quarterly basis.
On August 31, 2006, the Company acquired ECN Cable and assumed the U.S. dollar equivalent of $38.6 million (at prevailing exchange rates on that date) of mostly short-term ECN Cable debt as a part of the acquisition. On December 15, 2006, approximately $6.9 million (at the prevailing exchange rate on that date) of debt was paid and cancelled. As of June 27, 2008, ECN Cable’s debt was the U.S. dollar equivalent of $32.6 million. The debt consisted of approximately $4.4 million relating to an uncommitted accounts receivable facility and approximately $28.2 million of short-term financing agreements at a weighted average interest rate of 5.0%. The Company has approximately $33.8 million of excess availability under these short-term financing agreements.
The Company’s Europe and North Africa segment has approximately $173.8 million of uncommitted facilities that are secured by the Company’s accounts receivable. At June 27, 2008, $30.8 million (including $4.4 million at ECN and $26.4 million at Silec, mentioned above) of these debt facilities were drawn.
As of June 27, 2008, the Company was in compliance with all debt covenants.
At December 31, 2007, the defined benefit plans were underfunded by approximately $72.5 million. The Company estimates its 2008 pension expense for its defined benefit pension plans will increase approximately $1.2 million from 2007, excluding curtailment and settlement activity in 2007. Cash contributions are expected to decrease to approximately $6.8 million.
Summarized information about the Company’s contractual obligations and commercial commitments as of June 27, 2008 is as follows (in millions of dollars):

	Payments Due by Period
		Less than	1 – 3	4 – 5	After 5
	Total	1 Year	Years	Years	Years
Contractual obligations(1):
Total debt (excluding capital leases)	$1,684.2	$702.0	$140.1	$508.1	$334.0
Capital leases	2.9	1.1	1.8	—	—
Interest payments on 7.125% Senior Notes	149.6	14.2	28.5	28.5	78.4
Interest payments on Senior Floating Rate Notes	53.2	6.3	12.7	12.7	21.5
Interest payments on 0.875% Senior Convertible Notes	20.2	3.1	6.2	6.2	4.7
Interest on Spanish Term Loan	20.5	4.1	8.2	8.2	—
Interest payments on 1.00% Senior Convertible Notes	23.8	4.8	9.5	9.5	—
Operating leases	29.9	7.1	12.3	6.0	4.5
Defined benefit pension obligations(2)	6.8	6.8	—	—	—
Postretirement benefits	11.9	1.6	3.2	2.6	4.5
Commodity futures and forward pricing agreements(3)	413.2	404.2	9.0	—	—
Foreign currency contracts(3)	501.5	446.8	54.7	—	—
FIN 48 obligations, including interest and penalties(4)	—	—	—	—	—
Statutory severance programs(5)	2.2	0.6	0.3	0.4	0.9

Total	$2,919.9	$1,602.7	$286.5	$582.2	$448.5

(1)	This table does not include interest payments on certain debt because the future amounts fluctuate depending upon the Company’s working capital requirements.

(2)	Defined benefit pension obligations reflect the Company’s estimates of contributions that will be required in 2008 to meet current law minimum funding requirements. Amounts beyond one year have not been provided because they are not determinable.

(3)	Information on these items is provided under Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

(4)	FIN 48 obligations of $68.3 million have not been reflected in the above table due to the inherent uncertainty as to the amount and timing of settlement, which is contingent upon the occurrence of possible future events, such as examinations and determinations by various tax authorities.

(5)	All statutory severance benefits for employees in Venezuela of $0.5 million have been included in “Less than 1 Year” as amounts due beyond one year are not determinable.

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
As of June 27, 2008, the Company had $172.2 million in letters of credit, $158.4 million in various performance bonds and $230.1 million in other guarantees. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self insurance claims, defined benefit plan obligations, contract performance, quality and other various bank and financing guarantees. See Liquidity and Capital Resources for excess availability under the Company’s various credit borrowings.
See the previous section, “Debt and Other Contractual Obligations,” for information on debt-related guarantees.
Environmental Matters
The Company’s expenditures for environmental compliance and remediation amounted to approximately $0.7 million $1.2 million and $2.8 million for the three and six months ended June 27, 2008 and twelve months ended December 31, 2007, respectively. In addition, certain of General Cable’s subsidiaries have been named as potentially responsible parties in proceedings that involve environmental remediation. The Company has accrued $1.9 million at June 27, 2008 for all environmental liabilities. Environmental matters are described in Item 1, which is incorporated herein by reference. While it is difficult to estimate future environmental liabilities, the Company does not currently anticipate any material adverse effect on results of operations, cash flows or financial position as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
General Cable is exposed to various market risks, including changes in interest rates, foreign currency exchange rates and raw material (commodity) prices. To manage risk associated with the volatility of these natural business exposures; General Cable enters into interest rate, commodity and foreign currency derivative agreements as well as copper and aluminum forward purchase agreements. General Cable does not purchase or sell derivative instruments for trading purposes. General Cable does not engage in trading activities involving commodity contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques.
The notional amounts and fair values of the Company’s designated cash flow hedges at June 27, 2008 and December 31, 2007 are shown below (in millions). The net carrying amount of the designated cash flow hedges was a net asset of $31.0 million at June 27, 2008 and a net liability of $11.1 million at December 31, 2007.

	June 29, 2007		December 31, 2007
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Cash flow hedges:
Interest rate swap	$9.0	$(0.5)	$9.0	$(0.5)
Commodity futures	267.6	13.4	297.7	(18.8)
Foreign currency forward exchange	501.5	18.1	380.5	8.2

		$31.0		$(11.1)

Other Forward Pricing Agreements
In the normal course of business, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption of SFAS No. 133 because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At June 27, 2008 and December 31, 2007, General Cable had $145.6 million and $90.1 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At June 27, 2008 and December 31, 2007, the fair value of these arrangements were $152.4 million and $86.1 million, respectively, and General Cable had an unrealized gain (loss) of $6.8 million and $(4.0) million, respectively, related to these transactions. General Cable expects the unrealized gain (loss), under these agreements to be offset as a result of firm sales price commitments with customers.
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
In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 27, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 27, 2008.
Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting at December 31, 2007 did not include an assessment of certain elements of internal controls over financial reporting of PDIC acquired on

October 31, 2007 and NSW acquired on April 30, 2007, which are included in the consolidated financial statements of the Company for the year ended December 31, 2007 and included in the condensed consolidated financial statements of the Company for the period ended June 27, 2008. Prior to the Company’s acquisition, PDIC and NSW were subsidiaries of other U.S. publicly listed companies subject to the Sarbanes-Oxley rules and regulations. In accordance with the Sarbanes Oxley rules and regulations, which allow for a one-year integration period, the Company is including PDIC and NSW in its risk assessment and testing program of internal controls in 2008.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting, as such item is defined in Exchange Act Rules 13a — 15(f) and 15d — 15(f), during the fiscal quarter ended June 27, 2008, that have materially affected, or are reasonable likely to materially affect the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of the date of this filing, there have been no additional material legal proceedings or material developments in the legal proceedings disclosed in the Company’s 2007 Annual Report on Form 10-K.
ITEM 1A. RISK FACTORS
Other than the risk factor noted below there have been no material changes in the Company’s risk factors from those disclosed in General Cable’s 2007 Annual Report on Form 10-K.
The current accounting treatment applicable to our convertible notes has been rescinded.
In May 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). The FSP specifies that issuers of convertible debt instruments should separately account for the liability and equity components of the instrument in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date when interest cost is recognized in subsequent periods. We have issued convertible notes that are within the scope of FSP APB 14-1; therefore, we will be required to record the debt portions of our convertible notes at their fair value on the date of issuance and amortize the resulting discount into interest expense over the life of the debt. The FSP will be effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The FSP’s transition provision will require that entities retrospectively apply the FSP for all periods presented. In its current form, the FSP will result in a significant increase in our reported interest expense with respect to our convertible notes. However, there will be no effect on our cash interest payments.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Company currently has no share repurchase program approved by the Board of Directors, and therefore, repurchased no shares under such a program during the second quarter of 2008. However, employees of the Company do have the right to surrender to the Company shares in payment of minimum tax obligations upon the vesting of grants of common stock under the Company’s equity compensation plans. During the fiscal quarter ended June 27, 2008, 7,485 shares were surrendered to the Company by employees in payment of minimum tax obligations upon the vesting of nonvested stock under the Company’s equity compensation plans, and the average price paid per share was $66.04
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None during the six fiscal months ended June 27, 2008.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
General Cable’s Annual Meeting of Shareholders was held on May 15, 2008. Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934 and each of the following matters was voted upon and approved by the shareholders as indicated below. Of the 52,911,418 shares outstanding, 9,531,719 were not voted.

a)	Election of Directors:

	For	Withheld
Gregory B. Kenny	41,311,569	2,068,129
Robert L. Smialek	41,420,394	1,959,304
The following Directors are continuing in office after the date of the Annual Meeting: John E. Welsh, III, Gregory E. Lawton, and Craig P. Omtvedt.
b)	Ratification of the appointment of Deloitte & Touche LLP, an independent registered public accounting firm, to audit General Cable’s 2008 consolidated financial statements and internal control over financial reporting. Votes for - 43,207,345; Votes against — 161,717; and Abstentions — 10,365

c)	Approval of the General Cable Corporation 2008 Annual Incentive Plan. Votes for — 42,468,447; Votes against — 889,264; and Abstentions — 21,988
ITEM 5. OTHER INFORMATION
None during the six fiscal months ended June 27, 2008.
ITEM 6. EXHIBITS
The following exhibits are filed herewith or incorporated herein by reference. Documents indicated by an asterisk (*) are filed herewith; documents indicated by a double asterisk (**) identify each management contract or compensatory plan. Documents not indicated by an asterisk are incorporated by reference to the document indicated.
     a) Exhibits

4.1	Automatic shelf registration statement of $475.0 million in aggregate principal amount of 1.00% Senior Convertible Notes due 2012 incorporated by reference to Form S-3ASR filed on April 16, 2008

4.2	Second Supplemental Indenture, among the Company, the Additional Guarantor, the other Guarantors and the Trustee incorporated by reference to Exhibits 4.1, 4.2 and 4.3 to Form 8-K as filed on April 18, 2008

4.3	Registration Statement of additional Common Stock shares under the Deferred Compensation Plan (incorporated by reference to Form S-8 filed on June 30, 2008)

4.4	Registration Statement of additional Common Stock shares under the General Cable Savings Plan (incorporated by reference to Form S-8 filed on June 30, 2008)

10.1	Joinder Agreement, between the Additional Guarantor and GE Financial incorporated by reference to Exhibit 10.1 to Form 8-K as filed on April 18, 2008

10.2	Pro forma financial information and PDIC audited financial statements are incorporated by reference to Current Report on Form 8-K on November 1, 2007, amended on January 14, 2008 and April 18, 2008

**10.3	General Cable 2008 Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 16, 2008)

*12.1	Computation of Ratio of Earnings to Fixed Charges

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) or 15d — 14

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) or 15d — 14

*32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Cable Corporation
Signed: August 6, 2008	By:	/s/ BRIAN J. ROBINSON
Brian J. Robinson
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

4.1	Automatic shelf registration statement of $475.0 million in aggregate principal amount of 1.00% Senior Convertible Notes due 2012 incorporated by reference to Form S-3ASR filed on April 16, 2008

4.2	Second Supplemental Indenture, among the Company, the Additional Guarantor, the other Guarantors and the Trustee incorporated by reference to Exhibits 4.1, 4.2 and 4.3 to Form 8-K as filed on April 18, 2008

4.3	Registration Statement of additional Common Stock shares under the Deferred Compensation Plan (incorporated by reference to Form S-8 filed on June 30, 2008)

4.4	Registration Statement of additional Common Stock shares under the General Cable Savings Plan (incorporated by reference to Form S-8 filed on June 30, 2008)

10.1	Joinder Agreement, between the Additional Guarantor and GE Financial incorporated by reference to Exhibit 10.1 to Form 8-K as filed on April 18, 2008

10.2	Pro forma financial information and PDIC audited financial statements are incorporated by reference to Current Report on Form 8-K on November 1, 2007, amended on January 14, 2008 and April 18, 2008

**10.3	General Cable 2008 Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 16, 2008)

*12.1	Computation of Ratio of Earnings to Fixed Charges

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) or 15d — 14

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) or 15d — 14

*32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.