Form 10-Q
period 2008-09-26
GENERAL CABLE CORP /DE/
filed 2008-11-05
CIK 886035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                      ..
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 31, 2008
Common Stock, $0.01 per value	53,047,362

GENERAL CABLE CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
	2008	2007	2008	2007
Net sales	$1,626.0	$1,135.3	$4,937.2	$3,317.0

Cost of sales	1,416.2	971.8	4,287.4	2,820.6

Gross profit	209.8	163.5	649.8	496.4

Selling, general and administrative expenses	96.0	71.2	290.1	210.0

Operating income	113.8	92.3	359.7	286.4

Other expense	(10.9)	(1.3)	(11.3)	(2.8)

Interest income (expense):
Interest expense	(17.3)	(10.2)	(48.5)	(29.7)
Interest income	3.8	5.1	10.1	12.0
Loss on extinguishment of debt	—	—	—	(25.1)

	(13.5)	(5.1)	(38.4)	(42.8)

Income before income taxes	89.4	85.9	310.0	240.8
Income tax provision	(27.3)	(24.7)	(102.3)	(78.8)
Minority interest in consolidated subsidiaries	(5.9)	—	(12.7)	—
Equity in earnings of affiliated companies	1.5	—	4.3	—

Net income	57.7	61.2	199.3	162.0

Less: preferred stock dividends	(0.1)	(0.1)	(0.3)	(0.3)

Net income applicable to common shareholders	$57.6	$61.1	$199.0	$161.7

Earnings per share

Earnings per common share-basic	$1.11	$1.19	$3.86	$3.16

Weighted average common shares-basic	51.7	51.3	51.6	51.1

Earnings per common share-assuming dilution	$1.07	$1.11	$3.65	$2.99

Weighted average common shares-assuming dilution	53.7	55.0	54.6	54.2

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	Sept. 26,	Dec. 31,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$371.9	$325.7
Receivables, net of allowances of $21.4 million at September 26, 2008 and $17.9 million at December 31, 2007	1,327.9	1,121.4
Inventories	1,067.6	928.8
Deferred income taxes	129.8	123.6
Prepaid expenses and other	78.7	73.7

Total current assets	2,975.9	2,573.2

Property, plant and equipment, net	840.3	738.8
Deferred income taxes	41.3	42.6
Goodwill	161.7	116.1
Intangible Assets, net	225.2	236.7
Unconsolidated affiliated companies	9.8	29.5
Other non-current assets	50.7	56.7

Total assets	$4,304.9	$3,793.6

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$1,043.3	$937.3
Accrued liabilities	432.9	397.3
Current portion of long-term debt	293.2	500.9

Total current liabilities	1,769.4	1,835.5

Long-term debt	1,249.7	897.9
Deferred income taxes	113.4	118.5
Other liabilities	189.2	190.0

Total liabilities	3,321.7	3,041.9

Commitments and Contingencies
Minority interest in consolidated subsidiaries	112.8	74.8

Shareholders’ Equity:
Redeemable convertible preferred stock, at redemption value (liquidation preference of $50.00 per share): September 26, 2008 –76,233 outstanding shares December 31, 2007 – 101,940 outstanding shares	3.8	5.1
Common stock, $0.01 par value, issued and outstanding shares: September 26, 2008 – 52,806,457 (net of 5,149,310 treasury shares) December 31, 2007 – 52,430,149 (net of 5,121,841 treasury shares)	0.6	0.6
Additional paid-in capital	286.9	268.0
Treasury stock	(60.6)	(60.3)
Retained earnings	626.8	428.3
Accumulated other comprehensive income	12.9	35.2

Total shareholders’ equity	870.4	676.9

Total liabilities and shareholders’ equity	$4,304.9	$3,793.6

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Nine Fiscal Months Ended
	Sept. 26,	Sept. 28,
	2008	2007
Cash flows of operating activities:
Net income	$199.3	$162.0
Adjustments to reconcile net income to net cash flows of operating activities:
Depreciation and amortization	73.6	42.9
Loss on extinguishment of debt	—	25.1
Foreign currency exchange loss	11.3	2.8
Deferred income taxes	(3.2)	(5.0)
Excess tax benefits from stock-based compensation	(7.0)	(10.4)
Loss on disposal of property	4.2	1.2
Changes in operating assets and liabilities, net of effect of acquisitions:
Increase in receivables	(202.8)	(151.7)
Increase in inventories	(104.6)	(23.0)
(Increase) decrease in other assets	21.5	(8.4)
Increase in accounts payable, accrued and other liabilities	136.4	116.3

Net cash flows of operating activities	128.7	151.8

Cash flows of investing activities:
Capital expenditures	(149.5)	(73.9)
Proceeds from properties sold	5.9	0.8
Proceeds from acquisitions including cash acquired	—	28.0
Acquisitions, net of cash acquired	(47.7)	(9.9)
Other, net	(0.6)	1.7

Net cash flows of investing activities	(191.9)	(53.3)

Cash flows of financing activities:
Preferred stock dividends paid	(0.3)	(0.3)
Excess tax benefits from stock-based compensation	7.0	10.4
Proceeds from revolving credit borrowings	124.7	—
Repayments of revolving credit borrowings	(157.7)	—
Issuance of long-term debt, net of fees and expenses	—	318.3
Repayments of long-term debt, including fees and expenses	—	(300.6)
Proceeds of other debt	145.6	26.7
Proceeds from exercise of stock options	2.4	5.5

Net cash flows of financing activities	121.7	60.0

Effect of exchange rate changes on cash and cash equivalents	(12.3)	10.6

Increase in cash and cash equivalents	46.2	169.1
Cash and cash equivalents – beginning of period	325.7	310.5

Cash and cash equivalents – end of period	$371.9	$479.6

Supplemental Information
Cash paid during the period for:
Income tax payments, net of refunds	$66.0	$57.3

Interest paid, net of capitalized interest	$29.9	$32.4

Non-cash investing and financing activities:
Issuance of nonvested shares	$2.7	$4.2

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
1. Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements of General Cable Corporation and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three and nine fiscal months ended September 26, 2008, are not necessarily indicative of results that may be expected for the full year. The December 31, 2007, condensed consolidated balance sheet amounts are derived from the audited financial statements but do not include all disclosures herein required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008. The Company’s fiscal year end is December 31. The Company’s fiscal quarters consist of 13-week periods ending on the Friday nearest to the end of the calendar months of March, June and September.
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
2. New Accounting Standards
In May 2008, the FASB issued Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including Partial Cash Settlement). The FSP specifies that when issuers of convertible debt instruments recognize interest cost in subsequent periods, they should separately account for the liability and equity components of the instrument in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date. The FSP will be effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The transition provision will require that entities retrospectively apply the FSP for all periods presented. The Company’s two convertible issuances (see Note 7) will be affected by adopting FSP APB 14-1. The Company is currently evaluating the impact of adopting FSP APB 14-1 on its condensed consolidated financial position, results of operations and cash flows.
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
In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations, and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Statement No. 141 (revised 2007) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
and research and development. Statement No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported at fair value as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of operations. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The Statements are effective for fiscal years beginning after December 15, 2008.
3. Acquisitions and Divestitures
On June 30, 2008, the Company and its joint venture partner, A. Soriano Corporation (Anscor), announced that the Company increased its equity ownership in Phelps Dodge Philippines, Inc. (PDP) from 40% to 60%. The Company paid approximately $16.4 million in cash to the sellers in consideration for the additional equity interest in PDP and incurred insignificant fees and expenses related to the transaction. PDP is a joint venture established in 1955 by Anscor, a Philippine public holding company with diverse investments, and Phelps Dodge International Corporation (PDIC), a subsidiary of the Company which was acquired in the fourth quarter of 2007. PDP employs approximately 277 associates and operates one of the largest wire and cable manufacturing facilities in the Philippines. The investment complements the Company’s strategy in the region by providing a platform for further penetration into Southeast Asia markets as well as supporting ongoing operations in Australia, the Middle East and South Africa. In 2007, the last full year before the purchase of additional equity ownership, PDP reported net revenues of approximately $100 million. Net assets and pro forma results of the PDP acquisition are immaterial.
On May 21, 2008, the Company entered a joint venture for majority ownership of E.P.E / EN.I.CA.BISKRA/SPA (Enica Biskra), an Algerian state-owned manufacturer of low and medium voltage power and construction cables. Enica Biskra employs approximately 1,000 associates and is a leading provider of utility cables to the principal Algerian state-owned power utility and gas producer. The Company paid approximately $64.9 million in cash for its investment in Enica Biskra and assumed existing debt of $43.0 million (at prevailing foreign currency exchange rates on the date of purchase). Fees and expenses related to the acquisition totaled approximately $1.0 million. In 2007, the last full year before the joint venture was established, Enica Biskra reported net sales of approximately $102.0 million (based on 2007 average exchange rates). Net assets and pro forma results of the Enica Biskra acquisition are immaterial.
On October 31, 2007, the Company acquired Phelps Dodge International Corporation (PDIC), with operations principally located in Latin America, sub-Saharan Africa and Southeast Asia. PDIC has manufacturing, distribution and sales facilities in 19 countries and nearly 3,000 employees. With more than 50 years of experience in the wire and cable industry, PDIC manufactures a full range of electric utility, electrical infrastructure, construction and communication products. The Company paid approximately $707.6 million in cash to the sellers in consideration for PDIC and $8.5 million in fees and expenses related to the acquisition. In 2006, the last full year before the acquisition, PDIC reported global net sales of approximately $1,168.4 million (based on average exchange rates).
The following table represents a preliminary purchase price allocation based on the estimated fair values, or other measurements as applicable, of the assets acquired and the liabilities assumed as well as $7.1 million for the purchase of additional minority interest, in millions:

October 31, 2007
Cash	$99.0
Accounts receivable	279.8
Inventories	280.7
Property, plant and equipment	190.3
Intangible assets	237.4
Goodwill	127.7
Other current and noncurrent assets	75.1

Total assets	$1,290.0

Current liabilities	$383.2
Other liabilities	119.4

Total liabilities	$502.6

Minority Interest	$64.2

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
The Company has not yet finalized portions of the purchase price allocation principally as it relates to deferred tax adjustments. Any final adjustment may change the allocation of purchase price, which could impact the fair value assigned to assets and liabilities, including changes to goodwill and the amortization of tangible and identifiable intangible assets. The amount of goodwill recognized for the purchase of PDIC represents the excess of the fair value of identified intangible assets and tangible net assets that is partly attributable to PDIC’s 50 plus years of experience in the wire and cable industry, its full range of product offerings and its presence in strategic locations around the world. Further, a certain amount of goodwill may be tax deductible in various tax jurisdictions in future periods depending on the Company making certain tax elections or taking other relevant actions.
The following table presents, in millions, actual consolidated results of operations for the Company for the three and nine fiscal months ended September 26, 2008, including the operations of PDIC, and presents the unaudited pro forma consolidated results of operations for the Company for the three and nine fiscal months ended September 28, 2007 as though the acquisition of PDIC had been completed as of the beginning of that period. This pro forma information is intended to provide information regarding how the Company might have looked if the acquisition had occurred as of January 1, 2007. The pro forma adjustments represent management’s best estimates based on information available at the time the pro forma information was prepared and may differ from the adjustments that may actually have been required. Accordingly, the pro forma financial information should not be relied upon as being indicative of the historical results that would have been realized had the acquisition occurred as of the dates indicated or that may be achieved in the future.

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	Sept 26,	Sept 28,	Sept 26,	Sept 28,
	2008	2007	2008	2007
(in millions)		(Pro forma)		(Pro forma)

Revenue	$1,626.0	$1,511.7	$4,937.2	$4,357.3

Net income applicable to common shareholders	$57.6	$71.5	$199.0	$206.1

Earnings per common share – assuming dilution	$1.07	$1.31	$3.65	$3.77

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
Inventories consisted of the following (in millions):

	Sept. 26,	Dec. 31,
	2008	2007
Raw materials	$236.0	$145.5
Work in process	181.6	154.3
Finished goods	650.0	629.0

Total	$1,067.6	$928.8

At September 26, 2008 and December 31, 2007, $680.8 million and $616.6 million, respectively, of inventories were valued using the LIFO method. Approximate replacement costs of inventories valued using the LIFO method totaled $844.6 million at September 26, 2008 and $792.3 million at December 31, 2007.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
If the Company is not able to recover the LIFO value of its inventory when replacement costs are lower than the LIFO value of the inventory, the Company is required to record a lower of cost or market LIFO inventory adjustment to recognize the charge in its condensed consolidated statement of operations. As of September 26, 2008 and December 31, 2007, the Company recorded a lower of cost or market provision of $10.6 million and $4.5 million, respectively, for copper and aluminum raw material inventory as the replacement costs were lower than the LIFO value. This provision is primarily the result of the metal LIFO value established at the time of the purchase of PDIC and other acquisitions. There was no lower of cost or market provision recorded in first nine fiscal months of 2007 as replacement costs exceeded the historical LIFO value. The Company recorded a $3.0 million and $2.4 million LIFO gain for the liquidation of metal LIFO inventory as the Company reduced its inventory levels during the third quarter ended September 26, 2008 and September 28, 2007, respectively.
The Company has consignment inventory at certain of its customer locations for purchase and use by the customer or other parties. General Cable retains title to the inventory and records no sale until it is ultimately sold either to the customer storing the inventory or to another party. In general, the value and quantity of the consignment inventory is verified by General Cable through either cycle counting or annual physical inventory counting procedures. At September 26, 2008 and December 31, 2007, the Company had approximately $32.9 million and $38.8 million, respectively, of consignment inventory at locations not operated by the Company with approximately 66% and 74%, respectively, of the consignment inventory being located throughout the United States and Canada.
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
Property, plant and equipment consisted of the following (in millions):

	Sept. 26,	Dec. 31,
	2008	2007
Land	$85.7	$84.4
Buildings and leasehold improvements	215.6	186.7
Machinery, equipment and office furnishings	774.7	670.9
Construction in progress	117.9	95.0

Total — gross book value	1,193.9	1,037.0
Less accumulated depreciation	(353.6)	(298.2)

Total — net book value	$840.3	$738.8

Depreciation expense for the three and nine fiscal months ended September 26, 2008 was $19.7 million and $57.8 million, respectively. Depreciation expense for the three and nine fiscal months ended September 28, 2007 was $13.3 million and $38.9 million, respectively. Capitalized interest for the three and nine fiscal months ended September 26, 2008 was $0.5 million and $1.1 million, respectively. Capitalized interest for the three and nine fiscal months ended September 28, 2007 was immaterial.
The Company periodically evaluates the recoverability of the carrying amount of long-lived assets (including property, plant and equipment and intangible assets with determinable lives) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates events or changes in circumstances based mostly on actual historical operating results, but business plans, forecasts, general and industry trends, and anticipated cash flows are also considered. Impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings. The Company also continually evaluates the estimated useful lives of all long-lived assets and, when warranted, revises such estimates based on current events. No material impairment charges occurred during the three and nine fiscal months ended September 26, 2008 and September 28, 2007.

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
The amounts of goodwill and other intangible assets were as follows in millions of dollars:

	Sept 26,	December 31,
	2008	2007
Goodwill	$161.7	$116.1
Unamortized intangible assets:
Trade names	132.9	132.9
Amortizing intangible assets:
Customer relationships	106.4	106.4
Accumulated amortization	(14.1)	(2.6)

Total amortizing intangible assets	92.3	103.8

Total intangible assets	$225.2	$236.7

The amount of goodwill recognized for the PDIC acquisition reflects the fair market value of PDIC in excess of the fair value of identified intangible assets and tangible net assets. During the nine months ended September 26, 2008 the Company recorded additional goodwill of $45.6 million as a result of purchase price allocation adjustments and the recent acquisition of Enica Biskra and the increased equity ownership of Phelps Dodge Philippines. The Company has not yet finalized portions of the purchase price allocation, which is dependent on, among other things, the finalization of asset and liability valuations and the related tax impact. Any final adjustment may change the allocation of purchase price, which could impact the fair value assigned to assets and liabilities, including changes to goodwill and the amortization of tangible and identifiable intangible assets.
As part of the PDIC acquisition, the Company acquired certain trade names and customer relationships for which the fair market value as of October 31, 2007 has been estimated to be $132.4 million and $104.9 million, respectively. Amortized intangible assets are stated at cost less accumulated amortization as of September 26, 2008 and December 31, 2007. Customer relationships have been determined to have a useful life in the range of 4 to 8 years and are amortized based on historical customer attrition rates. Amortization expense of intangible assets for the first nine fiscal months of 2008 was $11.5 million. There were no significant amortizable intangible assets on the Company’s balance sheet at September 28, 2007 thus no significant amortization expense was recognized during the nine fiscal months ended September 28, 2007. The estimated amortization expense during twelve month periods beginning September 26, 2008 through September 27, 2013 are $15.2 million, $14.9 million, $14.7 million, $12.0 million, $11.4 million and $24.0 million thereafter.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
7. Long-Term Debt
Long-term debt consisted of the following (in millions):

	Sept 26,	December 31,
	2008	2007
1.00% Senior Convertible Notes due 2012	$475.0	$475.0
0.875% Senior Convertible Notes due 2013	355.0	355.0
7.125% Senior Notes due 2017	200.0	200.0
Senior Floating Rate Notes due 2015	125.0	125.0
PDIC credit facilities	139.2	37.7
Silec credit facilities	65.0	63.5
Asset Based Loan	27.0	60.0
Spanish Term Loan	70.1	31.3
Capital leases	2.9	3.4
Other	83.7	47.9

Total debt	1,542.9	1,398.8
Less current maturities	293.2	500.9

Long-term debt	$1,249.7	$897.9

Weighted average interest rates on the above outstanding balances were as follows:
1.00% Senior Convertible Notes due 2012	1.00%	1.00%
0.875% Senior Convertible Notes due 2013	0.875%	0.875%
7.125% Senior Notes due 2017	7.125%	7.125%
Senior Floating Rate Notes due 2015	5.2%	7.6%
PDIC credit facilities	10.7%	6.4%
Silec credit facilities	5.4%	4.8%
Asset Based Loan	4.8%	6.3%
Spanish Term Loan	5.2%	5.1%
Capital leases	6.5%	6.5%
Other	5.0%	4.6%
1.00% Senior Convertible Notes
The Company’s 1.00% Senior Convertible Notes were issued in September 2007 in the amount of $475.0 million. The notes were sold to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). Subsequently, on April 16, 2008, the notes and the common stock issuable upon conversion of the notes were registered on a Registration Statement on Form S-3. The 1.00% Senior Convertible Notes bear interest at a fixed rate of 1.00%, payable semi-annually in arrears, and mature in 2012. The 1.00% Senior Convertible Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company’s wholly-owned U.S. and Canadian subsidiaries. The estimated fair value of the 1.00% Senior Convertible Notes was approximately $368.8 million at September 26, 2008.
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
Therefore, in the event of a “fundamental change” or achievement of the aforementioned average pricing thresholds, the Company would be required to classify the entire amount outstanding of the 1.00% Senior Convertible Notes as a current liability. The evaluation of the classification of amounts outstanding associated with the 1.00% Senior Convertible Notes will occur every quarter.
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
Pursuant to Emerging Issues Task Force (EITF) 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion” (EITF 90-19), EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19), and EITF 01-6, “The Meaning of Indexed to a Company’s Own Stock” (EITF 01-6), the 1.00% Senior Convertible Notes are accounted for as convertible debt in the accompanying condensed consolidated balance sheet and the embedded conversion option in the 1.00% Senior Convertible Notes has not been accounted for as a separate derivative. For a discussion of the effects of the 1.00% Senior Convertible Notes on earnings per share, see Note 14.
Proceeds from the 1.00% Senior Convertible Notes were used to partially fund the purchase price of $707.6 million related to the PDIC acquisition and to pay approximately $12.3 million in debt issuance costs that are being amortized to interest expense over the term of the 1.00 % Senior Convertible Notes.
0.875% Convertible Notes
The Company’s 0.875% Convertible Notes were issued in November of 2006 in the amount of $355.0 million, pursuant to the Company’s effective Registration Statement on Form S-3. The 0.875% Convertible Notes bear interest at a fixed rate of 0.875%, payable semi-annually in arrears, and mature in 2013. The 0.875% Convertible Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company’s wholly-owned U.S. and Canadian subsidiaries. The estimated fair value of the 0.875% Convertible Notes was approximately $346.5 million at September 26, 2008.
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
Therefore, in the event of a “fundamental change” or achievement of the aforementioned average pricing thresholds, the Company would be required to classify the entire amount outstanding of the 0.875% Convertible Notes as a current liability.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
The evaluation of the classification of amounts outstanding associated with the 0.875% Convertible Notes will occur every quarter. As a result, the entire $355.0 million was classified as a current liability as of December 31, 2007 because the average stock price exceeded the conversion threshold of $65.47 for 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the calendar quarter. However, as the average stock price did not exceed the conversion threshold for the 20 days during the 30 consecutive trading days ending the last day of the calendar quarter, the entire $355.0 million was classified as a non-current liability as of September 26, 2008.
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
Pursuant to EITF 90-19, EITF 00-19 and EITF 01-6, the 0.875% Convertible Notes are accounted for as convertible debt in the accompanying condensed consolidated balance sheet and the embedded conversion option in the 0.875% Convertible Notes has not been accounted for as a separate derivative. For a discussion of the effects of the 0.875% Convertible Notes and the bond hedges and warrants discussed below on earnings per share, see Note 14.
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
7.125% Senior Notes and Senior Floating Rate Notes
On March 21, 2007, the Company completed the issuance and sale of $325.0 million in aggregate principal amount of new senior unsecured notes, comprised of $125.0 million of Senior Floating Rate Notes due 2015 (the “Senior Floating Rate Notes”) and $200.0 million of 7.125% Senior Fixed Rate Notes due 2017 (the “7.125% Senior Notes” and together, the “Notes”). The Notes were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). An exchange offer commenced on June 11, 2007 and was completed on July 26, 2007 to replace the unregistered Notes with registered Notes with like terms pursuant to an effective Registration Statement on Form S-4. The Notes are jointly and severally guaranteed by the Company’s wholly-owned U.S. and Canadian subsidiaries. The estimated fair value of the 7.125% Senior Notes and Senior Floating Rate Notes was approximately $188.0 million and $108.8 million, respectively, at September 26, 2008.
The Senior Floating Rate Notes bear interest at an annual rate equal to the 3-month LIBOR rate plus 2.375%, which was 5.2% at September 26, 2008. Interest on the Senior Floating Rate Notes is payable quarterly in arrears in cash on January 1, April 1, July 1 and October 1 of each year, commencing on July 1, 2007. The 7.125% Senior Notes bear interest at a rate of 7.125% per year and are payable semi-annually in arrears in cash on April 1 and October 1 of each year, commencing on October 1, 2007. The Senior Floating Rate Notes mature on April 1, 2015 and the 7.125% Senior Notes mature on April 1, 2017.
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
PDIC credit facilities
On October 31, 2007, the Company acquired PDIC and assumed the U.S. dollar equivalent of $64.3 million (at the prevailing exchange rate on that date) of mostly short-term revolving PDIC debt as a part of the acquisition. As of September 26, 2008, PDIC related debt was $139.2 million of which approximately $138.7 million was short-term revolving financing agreements at various interest rates. As of September 26, 2008, the Company had approximately $304.4 million of borrowing availability under the various credit facilities. The weighted average interest rate was 10.7% as of September 26, 2008.
Silec credit facilities
As of September 26, 2008, Silec’s debt was the U.S. dollar equivalent of $65.0 million. The debt consisted of approximately $21.1 million relating to an uncommitted accounts receivable facility and approximately $43.9 million of short-term financing agreements at a weighted average interest rate of 5.4%. The Company has approximately $59.3 million of excess availability under these short-term financing agreements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
Senior Secured Revolving Credit Facility (“Amended Credit Facility”)
The Company’s current senior secured revolving credit facility (“Amended Credit Facility”), as amended, is a five-year, $400.0 million asset based revolving credit agreement that includes an approximate $50.0 million sublimit for the issuance of commercial and standby letters of credit and a $20.0 million sublimit for swingline loans. Loans under the Amended Credit Facility bear interest at the Company’s option, equal to either an alternate base rate (prime plus 0.00% to 0.625%) or an adjusted LIBOR rate plus an applicable margin percentage (LIBOR plus 1.125% to 1.875%). The applicable margin percentage is subject to adjustments based upon the excess availability, as defined. At September 26, 2008, the Company had outstanding borrowings of $27.0 million and undrawn availability of $343.0 million under the Amended Credit Facility. As of September 26, 2008, the Company had outstanding letters of credit of $30.0 million related to this Amended Credit Facility. The weighted average interest rate on borrowings outstanding under the Amended Credit Facility was approximately 4.8% as of September 26, 2008.
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
The Amended Credit Facility requires that the Company comply with certain financial covenants, the principal covenant of which is a quarterly minimum fixed charge coverage ratio test, which is only applicable when excess availability, as defined, is below a certain threshold. At September 26, 2008, the Company was in compliance with all covenants under the Amended Credit Facility. In addition, the Amended Credit Facility includes negative covenants, which restrict certain acts. However, the Company will be permitted to declare and pay dividends or distributions on the Series A preferred stock so long as there is no default under the Amended Credit Facility and the Company meets certain financial conditions. The Credit Facility was originally established in November 2003 and has been periodically amended, however, there have been no other terms or conditions of the Amended Credit Facility that have been changed from those terms and conditions disclosed in the Company’s 2007 Annual Report on Form 10-K.
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
Spanish Term Loans and Spanish Credit Facility
The Spanish Term Loan of 50 million euros was issued in December 2005 and was available in up to three tranches, with an interest rate of Euribor plus 0.8% to 1.5% depending on certain debt ratios. Two of the tranches have expired. The remaining tranche (maturing in 2012) was paid and terminated, in June 2008, with net payment of approximately 27.2 million euros or $43.0 million. In February 2008, the Company entered into a term loan in the amount of 20 million euros with an interest rate of Euribor plus 0.5%. The term loan is payable in semi-annual installments, due in August and February, maturing in February 2013. Simultaneously, the Company entered into a fixed interest rate swap to coincide with the terms and conditions of the term loan starting in August 2008 and maturing in February 2013 that will effectively hedge the variable interest rate with a fixed interest rate of 4.2%. In April 2008, the Company entered into a term loan in the amount of 10 million euros with an interest rate of Euribor plus 0.75%. The term loan is payable in semi-annual installments, due in April and October, maturing in April 2013. Simultaneously, the Company entered into a fixed interest rate swap to coincide with the terms and conditions of the term loan starting in October 2008 and maturing in April 2013 that will effectively hedge the variable interest rate with a fixed interest rate of 4.58%. In June 2008, the Company entered into a term loan in the amount of 21 million euros with an interest rate of Euribor plus 0.75%. The term loan is payable in quarterly installments, due in March, June, September and December, maturing in June 2013. Simultaneously, the Company entered into a fixed interest rate swap to coincide with the terms and conditions of the term loan starting in September 2008 and maturing in June 2013 that will effectively hedge the variable interest rate with a fixed interest rate of 4.48%. As of September 26, 2008, the U.S. dollar equivalent of $70.1 million was outstanding under these term loan facilities in order to partially fund the acquisition of Enica Biskra and for general working capital purposes. There is no remaining availability under these Spanish Term Loans. The weighted average interest rate was 5.2% under these term loan facilities as of September 26, 2008.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
Three Spanish Credit Facilities totaling 45 million euros were issued in 2008, and mature in 2010, 2011 and 2013 and carry an interest rate of Euribor plus 0.4% to 0.65% depending on certain debt ratios. No funds are currently drawn under these facilities, leaving undrawn availability of approximately the U.S. dollar equivalent of $65.8 million as of September 26, 2008. Commitment fees ranging from 15 to 25 basis points per annum on any unused commitments under these credit facilities are payable on a quarterly basis.
The Spanish Term Loan and Spanish Credit Facility are subject to certain financial ratios of the Company’s European subsidiaries, the most restrictive of which is net debt to EBITDA (earnings before interest, taxes, depreciation and amortization). At September 26, 2008, the Company was in compliance with all covenants under these facilities. In addition, the indebtedness under the combined facilities is guaranteed by the Company’s Portuguese subsidiary and by Silec Cable, S.A.
Other
As of September 26, 2008, ECN Cable’s debt was the U.S. dollar equivalent of $19.2 million. The debt consisted of approximately $0.5 million relating to an uncommitted accounts receivable facility and approximately $18.7 million of short-term financing agreements at a weighted average interest rate of 5.7%. The Company has approximately $65.4 million of excess availability under these short-term financing agreements.
The Company’s Europe and North Africa segment has approximately $152.1 million of facilities that are secured by the Company’s accounts receivable (including $80.4 million at Silec, $25.0 million at ECN and $46.7 million at Spain). At September 26, 2008, $21.6 million (including $0.5 million at ECN and $21.1 million at Silec, mentioned above) of these debt facilities were drawn.
At September 26, 2008, maturities of long-term debt during the twelve month periods beginning September 27, 2008 through September 27, 2013 are $293.2 million, $18.2 million, $16.0 million, $517.4 million and $364.1 million, respectively, and $334.0 million thereafter.
As of September 26, 2008 and December 31, 2007, the Company was in compliance with all debt covenants.
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
Cash Flow Hedges
General Cable utilizes interest rate swaps to manage its interest expense exposure by fixing its interest rate on a portion of the Company’s floating rate debt. Under the swap agreements, General Cable typically pays a fixed rate while the counterparty pays to General Cable the difference between the fixed rate and the floating rate. The Company has entered into interest rate swaps on the Company’s Spanish Term Loans. The interest rate swaps are effective beginning in August, September, and October of 2008 as discussed above in Note 7. As of September 26, 2008, in addition to the above mentioned Spanish Term Loans related interest rate swaps, the Company has one outstanding interest rate swap with a notional value of $9.0 million and provides for fixed a interest rate of 4.49% which matures in October 2011. The Company does not provide or receive any collateral specifically for this contract. The fair value of interest rate derivatives, which are designated as and qualify as cash flow hedges as defined in SFAS No. 133, are based on quoted market prices and third party provided calculations, which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments. At September 26, 2008 and December 31, 2007, the net unrealized loss on the interest rate derivative and the related carrying value was $0.6 million and $0.5 million, respectively.
Outside of North America, General Cable enters into commodity futures contracts, which are designated as and qualify as cash flow hedges as defined in SFAS No. 133, for the purchase of copper, aluminum and lead for delivery in a future month to match certain sales transactions. At September 26, 2008 and December 31, 2007, General Cable had an unrealized loss of $21.2 million and $18.8 million, respectively, on the commodity futures.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
The Company enters into forward exchange contracts, which are designated as and qualify as cash flow hedges as defined in SFAS No. 133, principally to hedge the currency fluctuations in certain transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. Principal transactions hedged during the year were firm sales and purchase commitments. The fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At September 26, 2008 and December 31, 2007, the net unrealized gain on the net foreign currency contracts was $5.9 million and $8.2 million, respectively.
Unrealized gains and losses on these derivative financial instruments are recorded in other comprehensive income (loss) until the underlying transaction occurs and is recorded in the statement of operations at which point such amounts included in other comprehensive income (loss) are recognized in income, which generally will occur over periods of less than one year. During the three and nine fiscal months ended September 26, 2008, a $10.2 million and a $26.2 million gain, respectively, was reclassified from accumulated other comprehensive income to the statement of operations. During the three and nine fiscal months ended September 28, 2007, a $2.7 million gain and a $(0.1) million loss, respectively, were reclassified from accumulated other comprehensive income to the statement of operations.
Fair Value of Designated Derivatives
The notional amounts and fair values of these designated cash flow hedges at September 26, 2008 and December 31, 2007 are shown below (in millions). The carrying amount of the financial instruments was a net liability of $15.9 million and $11.1 million at September 26, 2008 and December 31, 2007, respectively.

	September 26, 2008		December 31, 2007
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Cash flow hedges:
Interest rate swap	$77.7	$(0.6)	$9.0	$(0.5)
Commodity futures	260.3	(21.2)	297.7	(18.8)
Foreign currency forward exchange	478.4	5.9	380.5	8.2

		$(15.9)		$(11.1)

Other Forward Pricing Agreements
In the normal course of business, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption of SFAS No. 133 because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At September 26, 2008 and December 31, 2007, General Cable had $118.4 million and $90.1 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At September 26, 2008 and December 31, 2007, the fair value of these arrangements were $110.2 million and $86.1 million, respectively, and General Cable had an unrealized gain (loss) of $(8.2) million and $(4.0) million, respectively, related to these transactions. General Cable expects the unrealized gain (loss), under these agreements to be offset as a result of firm sales price commitments with customers.
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
During the third quarter of 2008, the Company accrued approximately $1.9 million of income tax expense for uncertain tax positions likely to be taken in the current year and for interest on tax positions taken in prior periods, all of which would have a favorable impact on the effective tax rate, if recognized.
The Company believes that it is reasonably possible that approximately $1.6 million related to various state and foreign unrecognized tax positions could change within the next twelve months due to expiration of the statute of limitations or tax audit settlements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
The Company files income tax returns in the United States and numerous foreign, state and local tax jurisdictions. Tax years that are open for examination and assessment by the Internal Revenue Service are 2005 through 2007. With limited exceptions, tax years prior to 2004 are no longer open in major foreign, state or local tax jurisdictions.
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
The components of net periodic benefit cost for pension benefits were as follows (in millions):

	Three Fiscal Months Ended
	Sept. 26, 2008		Sept. 28, 2007
	U.S. Plans	Non-U.S Plans	U.S. Plans	Non-U.S. Plans
Service cost	$0.4	$0.6	$0.3	$0.2
Interest cost	2.0	1.3	2.0	0.5
Expected return on plan assets	(2.7)	(0.5)	(2.6)	(0.5)
Amortization of prior service cost	0.2	0.1	0.1	0.1
Amortization of net loss	0.6	0.1	0.6	0.1
Curtailment loss	—	—	—	—
Settlement gain	—	—	—	—

Net pension expense (gain)	$0.5	$1.6	$0.4	$0.4

	Nine Fiscal Months Ended
	Sept. 26, 2008		Sept. 28, 2007
	U.S. Plans	Non-U.S Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1.2	$1.8	$1.3	$0.6
Interest cost	6.0	3.9	6.3	1.5
Expected return on plan assets	(8.1)	(1.5)	(7.8)	(1.4)
Amortization of prior service cost	0.5	0.1	0.7	0.1
Amortization of net loss	1.7	0.4	1.5	0.4
Curtailment loss	—	—	3.2	—
Settlement gain	—	—	(4.3)	—

Net pension expense	$1.3	$4.7	$0.9	$1.2

Defined benefit pension plan cash contributions for the three and nine fiscal months ended September 26, 2008 were $4.4 million and $6.0 million, respectively. Defined benefit pension plan cash contributions for the three and nine fiscal months ended September 28, 2007 were $3.2 million and $5.6 million, respectively.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
Postretirement Benefits Other Than Pensions
General Cable has postretirement benefit plans that provide medical and life insurance for certain retirees and eligible dependents. General Cable funds the plans as claims or insurance premiums are incurred.
Net postretirement benefit expense included the following components (in millions):

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
	2008	2007	2008	2007
Service cost	$—	$—	$0.1	$0.1
Interest cost	0.2	0.2	0.4	0.4
Net amortization and deferral	—	0.1	0.1	0.2

Net postretirement benefit expense	$0.2	$0.3	$0.6	$0.7

Defined Contribution Plans
Expense under both U.S. and non-U.S. defined contribution plans generally equals up to six percent of each eligible employee’s covered compensation based on the location and status of the employee. The net defined contribution plan expense recognized for the three and nine fiscal months ended September 26, 2008 was $2.2 million and $7.0 million, respectively. The net defined contribution plan expense recognized for the three and nine fiscal months ended September 28, 2007 was $2.0 million and $6.5 million, respectively.
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
The market value of the nonvested and subsequently vested stock and restricted stock in the Rabbi Trust (the “Trust”) was $23.8 million as of September 26, 2008 and $45.8 million as of December 31, 2007. The market value of the assets held by the Trust, exclusive of the market value of the shares of the Company’s nonvested and subsequently vested stock and restricted stock, at September 26, 2008 and December 31, 2007 was $13.9 million and $18.2 million, respectively, and is classified as “other non-current assets” in the condensed consolidated balance sheets. Amounts payable to the plan participants at September 26, 2008 and December 31, 2007, excluding the market value of the shares of the Company’s nonvested and subsequently vested stock and restricted stock, was $15.4 million and $21.1 million, respectively, and is classified as “other liabilities” in the condensed consolidated balance sheets.
In accordance with EITF 97-14, all market value fluctuations of the Trust assets, exclusive of the shares of nonvested and subsequently vested stock and restricted stock of the Company, have been reflected in other comprehensive income (loss). Increases or decreases in the market value of the deferred compensation liability, excluding the shares of nonvested and subsequently vested stock and restricted stock of the Company held by the Trust, are included in compensation expense in the consolidated statement of operations. Based on the changes in the total market value of the Trust’s assets, exclusive of the nonvested and subsequently vested stock and restricted stock, the Company recorded net compensation gain (expense) of $1.6 million and ($0.3) million for the three fiscal months ended September 26, 2008 and September 28, 2007, respectively and $3.4 million and $1.9 million for the nine fiscal months ended September 26, 2008 and September 28, 2007, respectively.
The components of accumulated other comprehensive income (loss) consisted of the following (in millions):

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)

	Sept 26,	December 31,
	2008	2007
Foreign currency translation adjustment	$69.0	$96.1
Pension adjustments, net of tax	(22.2)	(22.2)
Change in fair value of derivatives, net of tax	(30.9)	(39.2)
Unrealized investment gains, net of tax	3.7	7.2
Adoption of SFAS 158, net of tax	(7.0)	(7.0)
Other	0.3	0.3

Total	$12.9	$35.2

Comprehensive income is as follows (in millions):

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	Sept 26,	Sept 28,	Sept 26,	Sept 28,
	2008	2007	2008	2007
Net income	$57.7	$61.2	$199.3	$162.0
Currency translation gain / (loss)	(66.8)	23.7	(27.1)	38.8
Change in fair value of derivatives, net of tax	(27.0)	(13.0)	8.3	(6.7)
Unrealized investment gain / (loss), net of tax	(1.3)	(0.3)	(3.5)	1.6

Comprehensive net income / (loss)	$(37.4)	$71.6	$177.0	$195.7

12. Share-Based Compensation
General Cable has various plans which provide for granting options and common stock to certain employees and independent directors of the Company and its subsidiaries. The Company recognizes compensation expense for share-based payments based on the fair value of the awards at the grant date in accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”). The table below summarizes compensation expense for the Company’s non-qualified stock options, non-vested stock awards and performance-based non-vested stock awards based on the fair value method as estimated using the Black-Scholes valuation model for the three and nine fiscal months ending September 26, 2008 and September 28, 2007.

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	Sept 26,	Sept 28,	Sept 26,	Sept 28,
	2008	2007	2008	2007
Non-qualified stock option expense	$1.3	$0.3	$3.6	$1.4
Non-vested stock awards expense	1.3	0.7	4.5	2.9
Performance-based non-vested stock awards expense	—	—	—	0.3

Total pre-tax share-based compensation expense	$2.6	$1.0	$8.1	$4.6

Excess tax benefit on share-based compensation (1)	$0.2	$1.1	$7.0	$10.4

(1)	Cash inflows recognized as financing activities in the Company’s condensed consolidated statement of cash flows
The Company records compensation expense related to non-vested stock awards as a component of selling, general and administrative expense.
There have been no material changes in financial condition or statement of operations that would affect the method or the nature of the share-based compensation recorded in the current period or the prior comparative periods. Additional information regarding share-based compensation and the Company’s share-based compensation plans are available in the Company’s 2007 Annual Report on Form 10-K.
13. Shipping and Handling Costs
All shipping and handling amounts billed to a customer in a sales transaction are classified as revenue. Shipping and handling costs associated with storage and handling of finished goods and storage and handling of shipments to customers are included in cost of sales and totaled $40.0 million and $30.0 million, respectively, for the three fiscal months ended September 26, 2008 and September 28, 2007 and $117.1 million and $85.2 million, respectively, for the nine fiscal months ended September 26, 2008 and September 28, 2007.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
14. Earnings Per Common Share
A reconciliation of the numerator and denominator of earnings per common share — basic to earnings per common share — assuming dilution is as follows (in millions, except per share data):

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
	2008	2007	2008	2007
Earnings per common share — basic:
Net income	$57.7	$61.2	$199.3	$162.0
Less: preferred stock dividends	(0.1)	(0.1)	(0.3)	(0.3)

Net income for basic EPS computation (1)	$57.6	$61.1	$199.0	$161.7

Weighted average shares outstanding for basic EPS computation (2)	51.7	51.3	51.6	51.1

Earnings per common share — basic	$1.11	$1.19	$3.86	$3.16

Earnings per common share — assuming dilution:
Net income	$57.7	$61.2	$199.3	$162.0
Less: preferred stock dividends, if applicable	—	—	—	—

Net income for diluted EPS computation(1)	$57.7	$61.2	$199.3	$162.0

Weighted average shares outstanding including nonvested shares	52.8	52.3	52.8	52.2
Dilutive effect of stock options and restricted stock units	0.3	0.4	0.3	0.4
Dilutive effect of convertible notes	0.2	1.8	1.1	1.1
Dilutive effect of assumed conversion of preferred stock	0.4	0.5	0.4	0.5

Weighted average shares outstanding for diluted EPS computation(2)	53.7	55.0	54.6	54.2

Earnings per common share — assuming dilution	$1.07	$1.11	$3.65	$2.99

(1)	Numerator

(2)	Denominator
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
Regarding the 0.875% Convertible Notes, these conditions had been met as of the three and nine fiscal months ended September 26, 2008. Therefore, approximately 0.2 million and 1.1 million shares, respectively, were considered issuable under the “treasury” method of accounting for the share dilution and have been included in the Company’s earning per share – assuming dilution calculation based upon the amount by which the average stock price for the quarter of approximately $51.53 and $59.71 for the nine fiscal months ending September 26, 2008 exceeded the conversion price. Similarly, these conditions had been met as of the three and nine fiscal months ended September 28, 2007. Therefore, approximately 1.8 million and 1.1 million shares, respectively, were considered issuable under the “treasury” method of accounting for the share dilution and have been included in the Company’s earning per share – assuming dilution calculation based upon the amount by which the average stock price for the quarter of approximately $67.16 and $60.01 for the nine fiscal months ended September 28, 2007 exceeded the conversion price
In addition, shares underlying the warrants will be included in the weighted average shares outstanding – assuming dilution when the average stock price per share for a quarter exceeds the $76.00 strike price of the warrants, and shares underlying the note hedges, per the guidance in SFAS 128, Earnings per Share, will not be included in the weighted average shares outstanding – assuming dilution because the impact of the shares will always be anti-dilutive. The condition to include underlying shares related to the warrants had not been met as of September 26, 2008.

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

	Shares Underlying		Total Treasury	Shares Due to the	Incremental Shares Issued
Share	0.875% Convertible	Warrant	Method Incremental	Company under	by the Company upon
Price	Notes	Shares	Shares(1)	Note Hedges	Conversion(2)
$ 50.36	—	—	—	—	—
$ 60.36	1,167,502	—	1,167,502	(1,167,502)	—
$ 70.36	2,003,400	—	2,003,400	(2,003,400)	—
$ 80.36	2,631,259	382,618	3,013,877	(2,631,259)	382,618
$ 90.36	3,120,150	1,120,363	4,240,513	(3,120,150)	1,120,363
$100.36	3,511,614	1,711,088	5,222,702	(3,511,614)	1,711,088

(1)	Represents the number of incremental shares that must be included in the calculation of fully diluted shares under U.S. GAAP.

(2)	Represents the number of incremental shares to be issued by the Company upon conversion of the 0.875% Convertible Notes, assuming concurrent settlement of the note hedges and warrants.
Regarding the 1.00% Senior Convertible Notes, the average stock price threshold conditions have not been met as of September 26, 2008. At any such time in the future the threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earning per share – assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price.
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
Summarized financial information for the Company’s reportable segments for the three and nine fiscal months ended September 26, 2008 and September 28, 2007 is as follows (in millions):

	For the three months ended,		For the nine months ended,
	Sept 26,	Sept 28,	Sept 26,	Sept 28,
(in millions)	2008	2007	2008	2007

Net sales:
North America	$578.2	$583.4	$1,747.5	$1,743.7
Europe and North Africa	537.0	493.9	1,690.6	1,426.6
ROW	510.8	58.0	1,499.1	146.7

Total	$1,626.0	$1,135.3	$4,937.2	$3,317.0

Operating Income:
North America	$33.9	$51.0	$97.6	$154.5
Europe and North Africa	36.6	36.8	134.8	118.4
ROW	43.3	4.5	127.3	13.5

Total	$113.8	$92.3	$359.7	$286.4

Identifiable Assets:
North America	$888.6	$863.4
Europe and North Africa	1,658.6	1,363.9
ROW	1,586.9	125.8
Corporate	170.8	451.1

Total	$4,304.9	$2,804.2

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
At September 26, 2008 and December 31, 2007, General Cable had an accrued liability of approximately $1.9 and $1.8 million, respectively, for various environmental-related liabilities of which General Cable is aware. American Premier Underwriters Inc., a former parent of General Cable, agreed to indemnify General Cable against all environmental-related liabilities arising out of General Cable’s or its predecessors’ ownership or operation of the Indiana Steel & Wire Company and

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
Marathon Manufacturing Holdings, Inc. businesses (which were divested by General Cable), without limitation as to time or amount. While it is difficult to estimate future environmental-related liabilities accurately, General Cable does not currently anticipate any material adverse impact on its results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.
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
In addition, Company subsidiaries have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by the Company. As of September 26, 2008, General Cable was a defendant in approximately 1,249 non-maritime cases and 33,482 maritime cases brought in various jurisdictions throughout the United States. As of September 26, 2008 and December 31, 2007 the Company has accrued, on a gross basis, approximately $4.8 million and has recorded approximately $0.5 million of insurance recoveries for these lawsuits. The Company does not believe that the outcome of the litigation will have a material adverse effect on its condensed consolidated results of operations, financial position or cash flows.
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
General Cable has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. At September 26, 2008, future minimum rental payments required under non-cancelable lease agreement during twelve month periods beginning September 26, 2008 through June 30, 2013 are $6.4 million, $5.5 million, $4.9 million, $4.3 million and $1.4 million, respectively, and $4.0 million thereafter.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
As of September 26, 2008, the Company had $191.8 million in letters of credit, $133.9 million in various performance bonds and $244.6 million in other guarantees. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self insurance claims, defined benefit plan obligations, contract performance and quality and other various bank financing guarantees.
17. Unconsolidated Affiliated Companies
Unconsolidated affiliated companies are those in which the Company generally owns less than 50 percent of the outstanding voting shares. The Company does not control these companies and accounts for its investments in them on the equity basis. The unconsolidated affiliated companies primarily manufacture or market wire and cable products in our ROW segment. The Company’s share of the income of these companies is reported in the condensed consolidated statement of operations under “Equity in earnings of affiliated companies.” For the three and nine fiscal months ended September 26, 2008, equity in earnings of affiliated companies was $1.5 million and $4.3 million, respectively. Equity in earnings for the three and nine fiscal months ended September 28, 2007 was immaterial. The net investment in unconsolidated affiliated companies was $9.8 million and $29.5 million as of September 26, 2008 and December 31, 2007, respectively. The table below is a summary of the Company’s ownership percentage as of September 26, 2008.

September 26, 2008
PTDL Trading Company Ltd.	49%
Colada Continua Chilena, S.A.	41%
Keystone Electric Wire & Cable Co., Ltd.	20%
Thai Copper Rod Ltd.	18%
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
Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 26, 2008
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Fair Value

Assets:
Derivative assets	$—	$5.9	$—	$5.9
Available-for-sale securities(1)	13.9	—	—	13.9

Total Assets	$13.9	$5.9	$—	$19.8

Liabilities
Derivative liabilities	$—	$21.8	$—	$21.8

Total liabilities	$—	$21.8	$—	$21.8

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
Condensed Statements of Operations
Three Fiscal Months Ended September 26, 2008

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$570.3	$1,055.7	$—	$1,626.0
Intercompany	15.2	0.5	12.1	(27.8)	—

	15.2	570.8	1,067.8	(27.8)	1,626.0
Cost of sales	—	504.1	924.2	(12.1)	1,416.2

Gross profit	15.2	66.7	143.6	(15.7)	209.8
Selling, general and administrative expenses	12.3	36.3	63.1	(15.7)	96.0

Operating income	2.9	30.4	80.5	—	113.8
Other income (expense)	(0.6)	(1.3)	(9.0)	—	(10.9)
Interest income (expense):
Interest expense	(8.3)	(19.3)	(13.3)	23.6	(17.3)
Interest income	18.0	6.2	3.2	(23.6)	3.8

	9.7	(13.1)	(10.1)	—	(13.5)

Income before income taxes	12.0	16.0	61.4	—	89.4
Income tax provision	(4.6)	(7.1)	(15.6)	—	(27.3)
Minority interest	—	—	(5.9)	—	(5.9)
Equity in net income of subsidiaries	50.3	41.4	(0.4)	(89.8)	1.5

Net income	57.7	50.3	39.5	(89.8)	57.7
Less: preferred stock dividends	(0.1)	—	—	—	(0.1)

Net income applicable to common shareholders	$57.6	$50.3	$39.5	$(89.8)	$57.6

Condensed Statements of Operations
Nine Fiscal Months Ended September 26, 2008

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,718.4	$3,218.8	$—	$4,937.2
Intercompany	44.4	1.8	39.5	(85.7)	—

	44.4	1,720.2	3,258.3	(85.7)	4,937.2
Cost of sales	—	1,518.7	2,808.2	(39.5)	4,287.4

Gross profit	44.4	201.5	450.1	(46.2)	649.8
Selling, general and administrative expenses	36.3	110.3	189.7	(46.2)	290.1

Operating income	8.1	91.2	260.4	—	359.7
Other income (expense)	(1.3)	(0.7)	(9.3)	—	(11.3)
Interest income (expense):
Interest expense	(25.2)	(58.0)	(36.3)	71.0	(48.5)
Interest income	53.3	18.4	9.4	(71.0)	10.1

	28.1	(39.6)	(26.9)	—	(38.4)

Income before income taxes	34.9	50.9	224.2	—	310.0
Income tax provision	(13.1)	(26.8)	(62.4)	—	(102.3)
Minority interest	—	—	(12.7)	—	(12.7)
Equity in net income of subsidiaries	177.5	153.4	2.4	(329.0)	4.3

Net income	199.3	177.5	151.5	(329.0)	199.3
Less: preferred stock dividends	(0.3)	—	—	—	(0.3)

Net income applicable to common shareholders	$199.0	$177.5	$151.5	$(329.0)	$199.0

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
Condensed Statements of Operations
Three Fiscal Months Ended September 28, 2007

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
Condensed Balance Sheets
September 26, 2008

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$0.1	$4.8	$367.0	$—	$371.9
Receivables, net of allowances	—	341.4	986.5	—	1,327.9
Inventories	—	238.4	829.2	—	1,067.6
Deferred income taxes	4.5	92.3	33.0	—	129.8
Prepaid expenses and other	4.6	27.0	47.1	—	78.7

Total current assets	9.2	703.9	2,262.8	—	2,975.9

Property, plant and equipment, net	0.5	197.4	642.4	—	840.3
Deferred income taxes	—	23.9	17.4	—	41.3
Intercompany accounts	1,011.1	420.9	5.4	(1,437.4)	—
Investment in subsidiaries	982.8	1,052.3	—	(2,035.1)	—
Goodwill	—	—	161.7	—	161.7
Intangible assets, net	—	0.6	224.6	—	225.2
Unconsolidated affiliated companies	—	2.2	7.6	—	9.8
Other non-current assets	18.6	22.4	9.7	—	50.7

Total assets	$2,022.2	$2,423.6	$3,331.6	$(3,472.5)	$4,304.9

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$166.8	$876.5	$—	$1,043.3
Accrued liabilities	(15.5)	129.0	319.4	—	432.9
Current portion of long-term debt	—	1.1	292.1	—	293.2

Total current liabilities	(15.5)	296.9	1,488.0	—	1,769.4

Long-term debt	1,155.0	37.8	56.9	—	1,249.7
Deferred income taxes	—	—	113.4	—	113.4
Intercompany accounts	—	1,011.6	425.8	(1,437.4)	—
Other liabilities	12.3	94.5	82.4	—	189.2

Total liabilities	1,151.8	1,440.8	2,166.5	(1,437.4)	3,321.7

Minority interests in consolidated subsidiaries	—	—	112.8	—	112.8

Total shareholders’ equity	870.4	982.8	1,052.3	(2,035.1)	870.4

Total liabilities and shareholders’ equity	$2,022.2	$2,423.6	$3,331.6	$(3,472.5)	$4,304.9

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)- (Continued)
Condensed Statements of Cash Flows
Nine Fiscal Months Ended September 26, 2008

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$24.2	$41.3	$63.2	$—	$128.7

Cash flows of investing activities:
Capital expenditures	—	(35.8)	(113.7)	—	(149.5)
Proceeds from properties sold	—	2.4	3.5	—	5.9
Acquisitions, net of cash acquired	—	(16.4)	(31.3)	—	(47.7)
Intercompany accounts	(41.9)	—	—	41.9	—
Other, net	—	(0.6)	—	—	(0.6)

Net cash flows of investing activities	(41.9)	(50.4)	(141.5)	41.9	(191.9)

Cash flows of financing activities:
Preferred stock dividends paid	1.2	—	(1.5)	—	(0.3)
Excess tax benefits from stock-based compensation	7.0	—	—	—	7.0
Intercompany accounts	—	34.5	7.4	(41.9)	—
Proceeds from revolving credit borrowings	—	124.7	—	—	124.7
Repayments of revolving credit borrowings	—	(157.7)	—	—	(157.7)
Proceeds (repayments) of other debt	—	(0.6)	146.2	—	145.6
Proceeds from exercise of stock options	2.4	—	—	—	2.4

Net cash flows of financing activities	10.6	0.9	152.1	(41.9)	121.7

Effect of exchange rate changes on cash and cash equivalents	—	(0.2)	(12.1)	—	(12.3)

Increase (decrease) in cash and cash equivalents	(7.1)	(8.4)	61.7	—	46.2
Cash and cash equivalents – beginning of period	7.2	13.2	305.3	—	325.7

Cash and cash equivalents – end of period	$0.1	$4.8	$367.0	$—	$371.9

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
Certain statements in this report including without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures and the Company’s or management’s beliefs, expectations or opinions, are forward-looking statements, and as such, General Cable desires to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those statements as a result of factors, risks and uncertainties over which the Company has no control. Such factors include those stated in Item 1A herein and in the Company’s 2007 Annual Report on Form 10-K as filed with the SEC on February 29, 2008.
Overview
General Cable is a global leader in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products. General Cable manages its worldwide operations based on three geographic reportable segments: 1) North America, 2) Europe and North Africa and 3) Rest of World (ROW).
The Company has a strong presence in each of the segments in which it competes due to product, geographic, and customer diversity and the Company’s ability to operate as a low cost provider. The Company sells a wide variety of copper, aluminum and fiber optic wire and cable products, which it believes represents one of the most diversified product lines in the industry. As a result, the Company is able to offer its customers a single source for most of their wire and cable requirements.
The following table sets forth net sales and operating income by reportable segment for the periods presented, in millions of dollars:

	Three Fiscal Months Ended				Nine Fiscal Months Ended
	Sept 26, 2008		Sept 28, 2007		Sept 26, 2008		Sept 28, 2007
	Amount	%	Amount	%	Amount	%	Amount	%
Net sales:
North America	$578.2	35.6%	$583.4	51.4%	$1,747.5	35.4%	$1,743.7	52.6%
Europe and North Africa	537.0	33.0%	493.9	43.5%	1,690.6	34.2%	1,426.6	43.0%
ROW	510.8	31.4%	58.0	5.1%	1,499.1	30.4%	146.7	4.4%

Total net sales	$1,626.0	100%	$1,135.3	100%	$4,937.2	100%	$3,317.0	100%

Operating income:
North America	$33.9	29.8%	$51.0	55.2%	$97.6	27.1%	$154.5	54.0%
Europe and North Africa	36.6	32.2%	36.8	39.9%	134.8	37.5%	118.4	41.3%
ROW	43.3	38.0%	4.5	4.9%	127.3	35.4%	13.5	4.7%

Total operating income	$113.8	100%	$92.3	100%	$359.7	100%	$286.4	100%

General Cable’s reported net sales are directly influenced by the price of copper and aluminum. The price of copper and aluminum as traded on the COMEX and LME (London Metal Exchange) has historically been subject to considerable volatility and, during the past few years, global copper prices have established new record highs.

	For the three months ended,		For the nine months ended,
	Sept 26, 2008	Sept 28, 2007	Sept 26, 2008	Sept 28, 2007

Average daily selling price:
Copper cathode	$3.45	$3.48	$3.59	$3.21
Aluminum	$1.31	$1.19	$1.32	$1.26

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
Current Business Environment
The wire and cable industry is competitive, mature and cost driven. For many product offerings, there is little differentiation among industry participants from a manufacturing or technology standpoint. In prior years, the Company’s end markets have demonstrated recovery from the low points of demand experienced in 2003; however in 2008, an economic slowdown in the United States and slowing growth in certain European markets resulted in lower demand during the third quarter of 2008 as compared to the third quarter of 2007.
In addition to the factors previously mentioned, General Cable is currently being affected by the following macro-level trends:
•	Slowing global growth, particularly in the Unites States and Western Europe;

•	Weakness in demand for low-voltage electric utility products in North America and construction products in Europe, particularly as a result of the accelerated deterioration in Spanish construction markets;

•	Slowing demand and lower pricing across a broad spectrum of product lines in North America as a result of weak economic conditions and a heightened competitive environment;

•	Continued decline in demand for copper-based telecommunication products;

•	Continued political uncertainty and currency volatility in certain developing markets;

•	Worldwide underlying long term growth trends in electric utility and infrastructure markets;

•	Increasing demand for natural resources, such as oil and gas, and alternative energy initiatives; and

•	Increasing demand for further deployment of submarine power and fiber optic communication systems.
The Company’s overall financial results discussed in this MD&A demonstrate the Company’s diversification of its product offering, focus on faster growing utility and infrastructure markets and its global geographic coverage which allows the Company to better absorb market weakness in any one product grouping or region.
The Company anticipates that the following trends in addition to those noted above may continue to affect the financial results of the Company during 2008. The Company’s working capital requirements have been and are expected to be impacted by volatile raw materials costs, including metals, insulating materials, freight and energy costs. Copper and aluminum prices remained high compared to historical prices during the first nine fiscal months of 2008 and continue to be volatile. As a result of the significant and rapid decline in metal prices beginning in September 2008, the Company’s working capital requirements are expected to be reduced resulting in significant operating cash flow generation. With the exception of any unforeseen refining industry and mining labor disruptions, global pressure on both copper and aluminum supply is expected to moderate due to the softening demand from emerging economies such as China and India as a result of slowing global growth.

As a result of recent events, credit markets in the United States and in certain other regions around the world have grown increasingly restrictive. The Company has access to various credit facilities around the world as discussed more fully above in the Long-Term Debt footnote 7 and the Liquidity and Capital Resources section below and therefore believes that it can adequately fund its global working capital requirements through both internal operating cash flow and use of the various credit facilities.
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
On June 30, 2008, the Company and its joint venture partner, A. Soriano Corporation (Anscor), announced that the Company increased its equity ownership in Phelps Dodge Philippines, Inc. (PDP) from 40% to 60%. The Company paid approximately $16.4 million in cash to the sellers in consideration for the additional equity interest in PDP and incurred insignificant fees and expenses related to the transaction. PDP is a joint venture established in 1955 by Anscor, a Philippine public holding company with diverse investments, and Phelps Dodge International Corporation (PDIC), a subsidiary of the Company which was acquired in the fourth quarter of 2007. PDP employs approximately 277 associates and operates one of the largest wire and cable manufacturing facilities in the Philippines. The investment complements the Company’s strategy in the region by providing a platform for further penetration into Southeast Asia markets as well as supporting ongoing operations in Australia, the Middle East and South Africa. In 2007, the last full year before the purchase of additional equity ownership, PDP reported net revenues of approximately $100 million. Net assets and pro forma results of the PDP acquisition are immaterial.
On May 21, 2008, the Company entered a joint venture for majority ownership of E.P.E / EN.I.CA.BISKRA/SPA (Enica Biskra), an Algerian state-owned manufacturer of low and medium voltage power and construction cables. Enica Biskra employs approximately 1,000 associates and is a leading provider of utility cables to the principal Algerian state-owned power utility and gas producer. The Company paid approximately $64.9 million in cash for its investment in Enica Biskra and assumed existing debt of $43.0 million (at prevailing foreign currency exchange rates on the date of purchase). Fees and expenses related to the acquisition totaled approximately $1.0 million. In 2007, the last full year before the joint venture was established, Enica Biskra reported net sales of approximately $102.0 million (based on 2007 average exchange rates). Net assets and pro forma results of the Enica Biskra acquisition are immaterial.
On October 31, 2007, the Company acquired the worldwide wire and cable business of Freeport-McMoRan Copper and Gold, Inc., which operates as Phelps Dodge International Corporation (“PDIC”), located principally in Latin America, sub-Saharan Africa and Southeast Asia. PDIC has manufacturing, distribution and sales facilities in 19 countries and nearly 3,000 employees. With more than 50 years of experience in the wire and cable industry, PDIC manufactures a full range of electric utility, electrical infrastructure, construction and communication products. The Company paid approximately $707.6 million in cash to the sellers in consideration for PDIC and $8.5 million in fees and expenses related to the acquisition. In 2006, the last full year before the acquisition, PDIC reported global net sales of approximately $1,168.4 million (based on average exchange rates). Certain pro forma information has been provided in Note 3 to the condensed consolidated financial statements. Additionally, pro forma information and PDIC audited financial statements were previously provided on Current Reports on Form 8-K filed on November 1, 2007, amended on January 14, 2008 and April 16, 2008.
The results of operations of the acquired businesses discussed above have been included in the condensed consolidated financial statements since the respective dates of acquisition.

Critical Accounting Policies and Estimates
During the three fiscal months ended September 26, 2008, the Company did not change any of its existing critical accounting policies. Additionally, (i) no existing accounting policies became critical accounting policies during the period because of an increase in materiality or changes in circumstances and (ii) there were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.
New Accounting Standards

In May 2008, the FASB issued Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including Partial Cash Settlement). The FSP specifies that when issuers of convertible debt instruments recognize interest cost in subsequent periods, they should separately account for the liability and equity components of the instrument in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date. The FSP will be effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The transition provision will require that entities retrospectively apply the FSP for all periods presented. The Company’s two convertible issuances (see Note 7) will be affected by adopting FSP APB 14-1. The Company is currently evaluating the impact of adopting FSP APB 14-1 on its condensed consolidated financial position, results of operations and cash flows.
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
In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations, and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Statement No. 141 (revised 2007) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. Statement No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported at fair value as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of operations. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The Statements are effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS No. 160 and 141(R) on its condensed consolidated financial position, results of operations and cash flows.

Results of Operations
The following table sets forth, for the periods indicated, statement of operations data in millions of dollars and as a percentage of net sales. Percentages may not add due to rounding.

	Three Fiscal Months Ended				Nine Fiscal Months Ended
	Sept. 26, 2008		Sept. 28, 2007		Sept. 26, 2008		Sept. 28, 2007
	Amount	%	Amount	%	Amount	%	Amount	%
Net sales	$1,626.0	100.0%	$1,135.3	100.0%	$4,937.2	100.0%	$3,317.0	100.0%
Cost of sales	1,416.2	87.1%	971.8	85.6%	4,287.4	86.8%	2,820.6	85.0%

Gross profit	209.8	12.9%	163.5	14.4%	649.8	13.2%	496.4	15.0%
Selling, general and administrative expenses	96.0	5.9%	71.2	6.3%	290.1	5.9%	210.0	6.3%

Operating income	113.8	7.0%	92.3	8.1%	359.7	7.3%	286.4	8.7%
Other expense	(10.9)	(0.7)%	(1.3)	(0.1)%	(11.3)	(0.2)%	(2.8)	(0.1)%
Interest expense, net	(13.5)	(0.8)%	(5.1)	(0.4)%	(38.4)	(0.8)%	(17.7)	(0.5)%
Loss on extinguishment of debt	—	—%	—	—%	—	—%	(25.1)	(0.8)%

Income before income taxes	89.4	5.5%	85.9	7.6%	310.0	6.3%	240.8	7.3%
Income tax provision	(27.3)	(1.7)%	(24.7)	(2.2)%	(102.3)	(2.1)%	(78.8)	(2.4)%

Minority interest in consolidated subsidiaries	(5.9)	(0.4)%	—	—%	(12.7)	(0.3)%	—	—%

Equity in net earnings of affiliated companies	1.5	0.1%	—	—%	4.3	0.1%	—	—%

Net income	57.7	3.5%	61.2	5.4%	199.3	4.0%	162.0	4.9%
Less: preferred stock dividends	(0.1)	—%	(0.1)	—%	(0.3)	—%	(0.3)	—%

Net income applicable to common shareholders	$57.6	3.5%	$61.1	5.4%	199.0	4.0%	$161.7	4.9%

Three Fiscal Months Ended September 26, 2008 Compared with Three Fiscal Months Ended September 28, 2007
The net income applicable to common shareholders was $57.6 million in the third quarter of 2008 compared to net income applicable to common shareholders of $61.1 million in the third quarter of 2007. The net income applicable to common shareholders for the third quarter of 2008 included a pre-tax $10.6 million lower of cost or market charge primarily related to PDIC and Europe raw material metal inventory, a pre-tax $8.5 million charge related to functional currency transaction adjustments resulting from the sudden devaluation of certain emerging market currencies in South America and a pre-tax $3.0 million LIFO inventory quantity liquidation gain. The net income applicable to common shareholders for the third quarter of 2007 included a pre-tax $2.4 million LIFO inventory quantity liquidation gain and the benefit of a lower effective tax rate of 28.8% for the three fiscal months ended September 28, 2007.
Net Sales
The following tables set forth net sales, metal-adjusted net sales and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for the third quarter of 2007 have been adjusted to reflect the 2008 copper COMEX average price of $3.45 per pound (a $0.03 decrease compared to the same period in 2007) and the aluminum rod average price of $1.31 per pound (a $0.12 increase compared to the same period in 2007). Metal-adjusted net sales, a non-GAAP financial measure, are provided herein in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. See previous discussion of metal price volatility in the “Overview” section.

	Net Sales
	Three Fiscal Months Ended
	Sept 26, 2008		Sept 28, 2007
	Amount	%	Amount	%
North America	$578.2	35.6%	$583.4	51.4%
Europe and North Africa	537.0	33.0%	493.9	43.5%
ROW	510.8	31.4%	58.0	5.1%

Total net sales	$1,626.0	100%	$1,135.3	100%

	Metal-Adjusted Net Sales
	Three Fiscal Months Ended
	Sept 26, 2008		Sept 28, 2007
	Amount	%	Amount	%
North America	$578.2	35.6%	$590.4	51.4%
Europe and North Africa	537.0	33.0%	500.2	43.5%
ROW	510.8	31.4%	58.3	5.1%

Total metal-adjusted net sales	$1,626.0	100%	$1,148.9	100%

Metal adjustment			(13.6)

Total net sales	$1,626.0		$1,135.3

	Metal Pounds Sold
	Three Fiscal Months Ended
	Sept 26, 2008		Sept 28, 2007
	Pounds	%	Pounds	%
North America	95.1	33.3%	102.6	53.5%
Europe and North Africa	93.1	32.6%	81.0	42.3%
ROW	97.3	34.1%	8.1	4.2%

Total metal pounds sold	285.5	100%	191.7	100%

Net sales increased approximately 43.2% or $490.7 million to $1,626.0 million in the third quarter of 2008 from $1,135.3 million in the third quarter of 2007. The net sales increase included $488.9 million of incremental sales primarily attributable to the previously mentioned acquisition of PDIC in October 2007 and Enica Biskra in May 2008. After adjusting 2007 net sales to reflect the $0.03 decrease in the average monthly COMEX price per pound of copper and the $0.12 increase in the average aluminum rod price per pound in 2008, net sales of $1,626.0 million reflects an increase of $477.1 million or 41.5%, from metal adjusted net sales of $1,148.9 million in 2007. Volume, as measured by metal pounds sold increased 93.8 million pounds or 48.9% to 285.5 million pounds in the third quarter of 2008 as compared to 191.7 million pounds in the third quarter of 2007. Excluding the impact of acquisitions, metal pounds sold decreased by 6.5 million pounds primarily as a result of the North America operations and to a lesser extent the Europe and North Africa operations, both of which are discussed below. Metal pounds sold is provided herein as the Company believes this metric to be a reasonable measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. In addition to the impact of acquisitions and volume as measured in metal pounds sold, reported metal-adjusted net sales also includes a $51.2 million favorable impact of foreign currency exchange rate changes (which represents 10.7% of the increase from the third quarter of 2007 metal adjusted net sales).
Metal-adjusted net sales in the North America segment decreased $12.2 million or 2.1%, principally as a result of sales volume. Lower sales volume of approximately $23.0 million was primarily the result of ongoing weak economic conditions in the United States and continued softness in demand for electric utility distribution and transmission cables combined with an overall decrease in demand for outside plant telecommunications cable from the Regional Bell Operating Companies (RBOCs) and communications distribution products. This lower sales volume was partially offset by product mix improvement of approximately $12.3 million and favorable foreign currency exchange rate changes of approximately $1.5 million, principally related to the Canadian dollar. The Company has identified additional trends affecting the results in the North America segment for the three and nine fiscal months ended September 26, 2008 below.
Metal-adjusted net sales in the Europe and North Africa segment increased $36.8 million, or 7.4%. The increase primarily reflects approximately $51.8 million of favorable foreign currency exchange rate changes due to the strength of the Euro relative to the dollar and net sales attributable to acquired businesses of $34.4 million. These increases were partially offset by decreased sales volume of 2.4% or $12.0 million and less favorable price and product mix of approximately $26.1 million. Lower demand for low-voltage and building wire products in the Spanish domestic construction market has been partially offset by stronger electric utility and electrical infrastructure demand throughout Europe particularly demand for medium-voltage, high-voltage and extra-high voltage cables to upgrade the electricity grid as well as projects involving submarine energy cables and other alternative energy projects.
Metal-adjusted net sales in the ROW segment increased $452.5 million. The increase was primarily the result of $454.5 million of net sales attributable to the results of acquired businesses. Excluding the impact of acquisitions, metals-adjusted net sales reflects a decrease of $5.0 million related to volume in New Zealand as well as unfavorable foreign currency exchange rate changes of approximately $2.1 million. Excluding the impact of acquisitions, this volume decrease is attributable to the reduction in demand for construction and electrical infrastructure products primarily in the New Zealand market as a result of the significant curtailment of residential building consents. Acquisition related sales of electrical infrastructure and electric utility products were strong, particularly in the developing countries of Central and South America where there continues to be a high level of energy infrastructure, construction and mining activity as well as programs to bring electricity further into the rural areas, such as Brazil’s “Light for All” program.
Gross Profit
Gross profit increased to $209.8 million in the third quarter of 2008 from $163.5 million in the third quarter of 2007. Gross profit as a percentage of metal-adjusted net sales was 12.9% for the three fiscal months ended September 26, 2008 and was 14.2% for the three fiscal months ended September 28, 2007. The reduction in gross profit margin on a metal-adjusted net sales basis is principally related to the net LIFO accounting related charges of $7.6 million in 2008, higher raw material costs and the general economic slowdown experienced in the North America segment resulting in lower plant utilization, softening end user demand and an unfavorable pricing environment on certain electric utility products.
Selling, General and Administrative Expense
Selling, general and administrative expense increased to $96.0 million in the third quarter of 2008 from $71.2 million in the third quarter of 2007. The increase in SG&A was primarily related to incremental SG&A costs within acquired businesses and strategic employee additions throughout the Company in order to support the Company’s growth initiatives and increased process capability as well as unfavorable foreign currency exchange rate changes of approximately $2.8 million. Reported SG&A was 5.9% of net sales in the third quarter of 2008, down from 6.2% of metal-adjusted net sales in the third quarter of 2007.
Operating Income
The following table sets forth operating income by segment, in millions of dollars.

	Operating Income
	Three Fiscal Months Ended,
	September 26, 2008		September 28, 2007
	Amount	%	Amount	%
North America	$33.9	29.8%	$51.0	55.2%
Europe and North Africa	36.6	32.2%	36.8	39.9%
ROW	43.3	38.0%	4.5	4.9%

Total operating income	$113.8	100%	$92.3	100%

Operating income of $113.8 million for the third quarter of 2008 increased from $92.3 million in the third quarter of 2007. This increase is primarily attributable to the Company’s ROW segment, which increased operating income by $38.8 million primarily as a result of the acquisition of PDIC, a $3.5 million favorable impact of foreign currency exchange rate changes, global selling price and product mix improvement and ongoing Lean manufacturing cost containment and efficiency efforts. These increases were partially offset by a $10.6 million lower of cost or market adjustment primarily related to PDIC and Europe raw metal inventory and the $17.1 million decrease in the operating result of the Company’s North America segment.
The decrease in operating income for the North America segment of $17.1 million is largely the result of lower volume as a result of continued softness in demand for the segment’s electric utility and certain communication products as well as higher raw material and transportation costs. Persistent softness in the housing market continues to have a negative impact on the demand for low-voltage and smaller gauge size cables used in electric power distribution as well as copper-based telecommunication products used by RBOC’s in new housing starts. A broad spectrum of other product lines in North America also experienced reduced demand and pricing pressure as a result of the weak economy and competitive environment as well as increased raw material and energy input costs.
Operating income for the Europe and North Africa segment decreased $0.2 million due to a $2.8 million lower of cost or market adjustment, unfavorable product mix, inflationary pressure on non-metal raw materials such as insulating compounds, freight costs and electricity and continued weakness in the Spanish market all of which have been partially offset by acquired businesses, favorable foreign currency translation and continued implementation of Lean Six Sigma cost saving initiatives.
Operating income for the ROW segment increased $38.8 million. The increase in operating income was primarily due to the acquired PDIC business which has been partially offset by a $7.8 million lower of cost or market adjustment, unfavorable foreign currency exchange rate changes and the competitive pricing environment for construction products as a result of a slowing New Zealand housing market.

Other Expense
Other expense was $10.9 million in the third quarter of 2008 as compared to $1.3 million in the third quarter of 2007. The other expense amount is comprised of foreign currency transaction losses that resulted from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated. The change year over year is primarily the result of the rapid and significant devaluation of certain emerging market currencies principally in South America.
Interest Expense
Net interest expense increased to $13.5 million in the third quarter of 2008 from $5.1 million in the third quarter of 2007. The increase in interest expense is due to higher average debt levels in the third quarter of 2008 as compared to the third quarter of 2007, primarily related to the October 2007 issuance of the Company’s $475.0 million 1.00% Senior Convertible Notes to partially fund the PDIC acquisition, the addition of PDIC credit facilities supporting operations in the ROW segment and additional borrowings in Europe related to the May acquisition of Enica Biskra as well as increased borrowing on the Company’s Amended Credit Facility. The Company also reported less interest income in 2008 as a result of using existing cash to partially fund the PDIC acquisition. These increases were partially offset by a year over year reduction in interest rates on the Company’s $125.0 million floating rate Senior Notes.
Tax Provision
The Company’s effective tax rate for the third quarter of 2008 and 2007 was 30.5% and 28.8%, respectively. The third quarter 2008 effective tax rate reflects the benefit of a lower full year forecasted effective tax rate relative to the full year forecasted effective tax rate in prior quarters. The third quarter 2007 effective tax rate includes the benefit of tax provision true-ups and other discrete tax provision items.
Preferred Stock Dividends
The Company accrued and paid $0.1 million in dividends on its preferred stock in the third quarter of 2008 and 2007.
Nine Fiscal Months Ended September 26, 2008 Compared with Nine Fiscal Months Ended September 28, 2007
The net income applicable to common shareholders was $199.0 million in the first nine fiscal months of 2008 compared to net income applicable to common shareholders of $161.7 million in the first nine fiscal months of 2007. The net income applicable to common shareholders for the first nine fiscal months of 2008 included a pre-tax $6.3 million lower of cost or market charge primarily related to PDIC and Europe raw material metal inventory, a pre-tax $6.4 million charge related to functional currency transaction adjustments resulting from the sudden devaluation of certain emerging market currencies in South America and a $3.0 million LIFO inventory quantity liquidation gain. In addition to these specific items, the increase in net income applicable to common shareholders was principally due to the Company’s exposure to global infrastructure markets, the acquisition of PDIC and favorable currency exchange translation all of which more than offset a decrease in North America operating results. The net income applicable to common shareholders for the first nine fiscal months of 2007 included a pre-tax $2.4 million LIFO inventory quantity liquidation gain and a pre-tax $25.1 million loss on extinguishment of debt related to the tender offer the Company’s 9.5% Senior Notes.
Net Sales
The following tables set forth net sales, metal-adjusted net sales and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for the first nine fiscal months of 2007 have been adjusted to reflect the 2008 copper COMEX average price of $3.59 per pound (a $0.38 increase compared to the same period in 2007) and the aluminum rod average price of $1.32 per pound (a $0.07 increase compared to the same period in 2007). Metal-adjusted net sales, a non-GAAP financial measure, are provided herein in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. See previous discussion of metal price volatility in the “Overview” section.

	Net Sales
	Nine Fiscal Months Ended
	Sept 26, 2008		Sept 28, 2007
	Amount	%	Amount	%
North America	$1,747.5	35.4%	$1,743.7	52.6%
Europe and North Africa	1,690.6	34.2%	1,426.6	43.0%
ROW	1,499.1	30.4%	146.7	4.4%

Total net sales	$4,937.2	100%	$3,317.0	100%

	Metal-Adjusted Net Sales
	Nine Fiscal Months Ended
	Sept 26, 2008		Sept 28, 2007
	Amount	%	Amount	%
North America	$1,747.5	35.4%	$1,836.9	52.7%
Europe and North Africa	1,690.6	34.2%	1,496.2	42.9%
ROW	1,499.1	30.4%	153.2	4.4%

Total metal-adjusted net sales	$4,937.2	100%	$3,486.3	100%

Metal adjustment			(169.3)

Total net sales	$4,937.2		$3,317.0

	Metal Pounds Sold
	Nine Fiscal Months Ended
	Sept 26, 2008		Sept 28, 2007
	Pounds	%	Pounds	%
North America	290.2	33.9%	321.7	53.8%
Europe and North Africa	265.7	31.0%	255.6	42.7%
ROW	300.1	35.1%	20.8	3.5%

Total metal pounds sold	856.0	100%	598.1	100%

Net sales increased 48.8% or $1,620.2 million to $4,937.2 million in the first nine fiscal months of 2008 from $3,317.0 million in the first nine fiscal months of 2007. The net sales increase included $1,432.1 million of incremental sales primarily attributable to the previously mentioned acquisition of PDIC in October 2007 and Enica Biskra in May 2008. After adjusting 2007 net sales to reflect the $0.38 increase in the average monthly COMEX price per pound of copper and the $0.07 increase in the average aluminum rod price per pound in 2008, net sales of $4,937.2 million reflects an increase of $1,450.9 million or 41.6%, from metal adjusted net sales of $3,486.3 million in 2007. Volume, as measured by metal pounds sold increased 257.9 million pounds or 43.1% to 856.0 million pounds in the first nine fiscal months of 2008 as compared to 598.1 million pounds in the first nine fiscal months of 2007. Excluding the impact of acquisitions, metal pounds sold decreased by 25.8 million pounds primarily as a result of the North America operations and to a lesser extent the Europe and North Africa operations, both of which are discussed below. Metal pounds sold is provided herein as the Company believes this metric to be a reasonable measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. In addition to acquisitions and volume as measured in metal pounds sold, reported metal-adjusted net sales also includes a $224.4 million favorable impact of foreign currency exchange rate changes (which represents 15.5% of the increase year to date from the first nine fiscal months of 2007 metal adjusted net sales) and an approximate $28.6 million decrease due to product mix.
Metal-adjusted net sales in the North America segment decreased $89.4 million or 4.9%, principally as a result of sales volume. Lower sales volume of approximately $134.1 million was primarily the result of ongoing weak economic conditions in the United States and continued softness in demand for electric utility distribution and transmission cables combined with an overall decrease in demand for outside plant telecommunications cable from the Regional Bell Operating Companies (RBOCs) and communications distribution products. This lower sales volume was partially offset by favorable foreign currency exchange rate changes of approximately $26.5 million, principally related to the Canadian dollar, and product mix improvement of approximately $26.8 million.
The Company has identified the following additional trends affecting the results of North America for the three and nine fiscal months ended September 26, 2008 (as referenced above). Weakness in the housing industry in the United States continued to negatively impact the demand for low-voltage and smaller gauge size cables used in electric power distribution during the third quarter of 2008. While the passage of energy legislation in the United States in 2005 aimed at improving the transmission grid infrastructure is expected to contribute to the increase in demand for the Company’s products over time, growth rates continue to be and are prospectively expected to be highly variable depending on related product business cycles and the approval and funding cycle times for large utility projects. The Company believes that utilities may also be curtailing capital expenditures or taking a more guarded approach to grid reliability problems in the face of the economic conditions and tightened credit markets in the United States. Demand trends for telecommunication products from the RBOCs continue to be dependent on the selected strategy of their broadband rollout exacerbated by the weakness in the U.S. housing market. Those favoring a copper/fiber hybrid model have been showing flat to marginally decreased demand, while those taking a fiber-to-the-home strategy continue to show weakness in demand for copper products. Additionally, demand trends continue to be affected by historically high copper prices, which make alternatives to copper-based cable and wire comparatively more affordable, and by RBOC merger activity and budgetary constraints. The negative trends discussed above have been partially offset by increasing demand for alternative energy products as well as products used for energy exploration in the mining, oil, gas, and petrochemical markets, a trend the Company expects to continue partly as a result of higher energy prices.
Metal-adjusted net sales in the Europe and North Africa segment increased $194.4 million, or 13.0%. The increase reflects approximately $191.0 million of favorable foreign currency exchange rate changes primarily due to the strength of the Euro relative to the dollar and net sales attributable to acquired businesses of $100.5 million. These increases were partially offset by decreased sales volume of 1.1% or $16.5 million and a less favorable price and product mix of approximately $45.6 million. Lower demand for low-voltage and building wire products in the Spanish domestic construction market has been partially offset by stronger electric utility and electrical infrastructure demand throughout Europe, particularly, demand for medium-voltage high-voltage and extra-high-voltage cables to upgrade the electricity grid as well as projects involving submarine energy cables and other alternative energy projects.
Metal-adjusted net sales in the ROW segment increased $1,345.9 million. The increase was primarily the result of $1,331.6 million of net sales attributable to the results of acquired businesses. Excluding the impact of acquisitions, metals-adjusted net sales reflects an increase of $4.4 million related to volume in Australia as well as favorable foreign currency exchange rate changes of approximately $6.9 million offset by less favorable price and product mix of $16.1 million. Increased volume, excluding the impact from acquisitions, is attributable to demand in construction and electrical infrastructure products primarily in the Australian market. Acquisition related sales of electrical infrastructure and electric utility products were strong, particularly in the developing countries of Central and South America where there continues to be a high level of construction and mining activity as well as programs to bring electricity further into the rural areas, such as Brazil’s “Light for All” program.
Gross Profit
Gross profit increased $153.4 million to $649.8 million in the first nine fiscal months of 2008 from $496.4 million in the first nine fiscal months of 2007. Gross profit as a percentage of metal-adjusted net sales was 13.2% for the nine fiscal months ended September 28, 2008 and was 14.3% for the nine fiscal months ended September 28, 2007. The reduction in gross profit margin on a metal-adjusted net sales basis is principally related to the net LIFO accounting related charges of $3.3 million in 2008, higher raw material costs and the general economic slowdown experienced in the North America segment resulting in lower plant utilization, softening end user demand and an unfavorable pricing environment on certain electric utility products.
Selling, General and Administrative Expense
Selling, general and administrative expense increased to $290.1 million in the first nine fiscal months of 2008 from $210.0 million in the first nine fiscal months of 2007. The increase in SG&A was primarily related to incremental SG&A costs within acquired businesses and strategic employee additions throughout the Company in order to support the Company’s growth initiatives and increased process capability as well as unfavorable foreign currency exchange rate changes of approximately $12.8 million. Reported SG&A was 5.9% of net sales in the first nine fiscal months of 2008, down slightly from 6.1% of metal-adjusted net sales in the first nine fiscal months of 2007.

Operating Income
The following table sets forth operating income by segment, in millions of dollars.

	Operating Income
	Nine Fiscal Months Ended,
	September 26, 2008		September 28, 2007
	Amount	%	Amount	%
North America	$97.6	27.1%	$154.5	54.0%
Europe and North Africa	134.8	37.5%	118.4	41.3%
ROW	127.3	35.4%	13.5	4.7%

Total operating income	$359.7	100%	$286.4	100%

Operating income increased $73.3 million to $359.7 million for the first nine fiscal months of 2008 from $286.4 million in the first nine fiscal months of 2007. This increase is primarily attributable to the Company’s ROW segment which increased operating income by $113.8 million, primarily as a result of the acquisition of PDIC, as well as a $17.9 million favorable impact of foreign currency exchange rate changes, a global selling price and product mix improvement and ongoing Lean manufacturing cost containment and efficiency efforts. These increases are partially offset by a $6.3 million lower of cost or market adjustment primarily related to PDIC and Europe raw material metal inventory and the $56.9 million decrease in the operating result of the Company’s North America segment.
The decrease in operating income for the North America segment of $56.9 million is largely the result of lower volume as a result of continued softness in demand for the segment’s electric utility and certain communication products as well as higher raw material and transportation costs. Persistent softness in the housing market has had a negative impact on the demand for low-voltage and smaller gauge size cables used in electric power distribution as well as copper-based telecommunication products used by RBOC’s in new housing starts. A broad spectrum of other product lines in North America also experienced reduced demand and pricing pressure as a result of the weak economy and competitive environment as well as increased raw material and energy input costs.
Operating income for the Europe and North Africa segment increased $16.4 million. The improvement in operating income is primarily due to the impact of favorable foreign currency translation, acquired businesses and continued implementation of Lean Six Sigma cost saving initiatives that have been partially offset by a $2.9 million lower of cost or market adjustment, inflationary pressure on other non-metal raw materials such as insulating compounds, freight costs and electricity and to a lesser extent volume.
Operating income for the ROW segment increased $113.8 million. The increase in operating income was primarily due to the acquired PDIC business and favorable foreign currency exchange rate changes that have been partially offset by a $3.4 million lower of cost or market adjustment and the competitive pricing environment for construction products as a result of a slowing New Zealand housing market.
Other Expense
Other expense was $11.3 million in the first nine fiscal months of 2008 as compared to $2.8 million in the first nine fiscal months of 2007. The other expense amount is comprised of foreign currency transaction losses that resulted from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated. The change year over year is primarily the result of the rapid and significant devaluation of certain emerging market currencies principally in South America.
Interest Expense
Net interest expense increased to $38.4 million in the first nine fiscal months of 2008 from $17.7 million in the first nine fiscal months of 2007. The increase in interest expense is due to higher average debt levels in 2008 as compared to 2007, primarily related to the October 2007 issuance of the Company’s $475.0 million 1.00% Senior Convertible Notes to partially fund the PDIC acquisition, the addition of PDIC credit facilities supporting operations in the ROW segment and additional borrowings in Europe related to the May acquisition of Enica Biskra as well as increased borrowing on the Company’s Amended Credit Facility. The Company also reported less interest income in 2008 as a result of using existing cash to partially fund the PDIC acquisition. These increases were partially offset by a year over year reduction in interest rates on the Company’s $125.0 million floating rate Senior Notes.

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
Tax Provision
The Company’s effective tax rate for the first nine fiscal months of 2008 and 2007 was 33.0% and 32.7%, respectively. The effective tax rate for the first nine fiscal months of 2007 includes a 2.4% tax benefit due to the release of state deferred tax asset valuation allowances as it became more likely than not that the deferred tax assets would be utilized in future years as a result of improved performance in the Company’s U.S. operations. Excluding the benefit of the state deferred tax valuation allowance release in the first nine fiscal months of 2007, the lower effective tax rate for the first nine fiscal months of 2008 was primarily the result of the increased relative mix of income from lower rate jurisdictions.
Preferred Stock Dividends
The Company accrued and paid $0.3 million in dividends on its preferred stock in the first nine fiscal months of 2008 and 2007.
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
As a result of recent events, credit markets in the United States and in certain other regions around the world have grown increasingly restrictive. The Company has access to various credit facilities around the world and believes that it can adequately fund its global working capital requirements through both internal operating cash flow and use of the various credit facilities. As a result of the significant and rapid decline in metal prices beginning in September 2008, the Company’s working capital requirements are expected to be reduced resulting in significant operating cash flow generation. The Company maintains a $400 million asset based revolving facility in the United States, of which $27.0 million is drawn with undrawn availability of $343.0 million as of the end of the quarter. The facility matures in August of 2012 and is financed by a syndicate of 12 financial institutions. The largest holding by an individual syndicate member is 20% with the remaining of the institutions holding on average less than 10% of the facility. The facility continues to operate as designed. The Company also maintains multiple revolving credit facilities to fund working capital needs around the world which have been arranged with numerous global and local financial institutions. As of September 26, 2008, the Company has available liquidity under these various revolving credit facilities of approximately $918.0 million to fund operations, internal growth opportunities and continuing product and geographic expansion. For additional information see Long-Term Debt footnote 7 above.
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
Summary of Cash Flows
Cash flow generated by operating activities in the first nine fiscal months of 2008 was $128.7 million.  The Company had cash inflows of $299.7 million related to net income adjusted for depreciation and amortization, foreign currency exchange gains, deferred income taxes, excess tax benefits on stock-based compensation recognized under SFAS No. 123(R), other assets, loss on disposal of property which is the result of the underlying global operating results which are discussed by operating segment above and $136.4 million of cash inflows from an increase in accounts payable, accrued and other liabilities.  The increase in accounts payable, accrued and other liabilities is primarily the result of an increase in accounts payable reflective of greater manufacturing activity in earlier periods as a result of the normal seasonal trends discussed above and to a certain extent increased raw material costs in the first nine fiscal months of 2008. These cash inflows were partially offset by a $202.8 million increase in accounts receivable and a $104.6 million increase in inventories. The increase in accounts receivable reflects increased global sales volumes partly as a result of the Company’s normal seasonal trend and to a lesser extent higher global selling prices in response to increased raw material costs.   The increase in inventory is principally the result of historical trends as inventories are generally reduced in the fourth quarter as manufacturing activity is lower for facility maintenance and scheduled shutdowns.
Cash flow used by investing activities was $191.9 million in the first nine fiscal months of 2008, principally reflecting $149.5 million of capital expenditures and $47.7 million principally for the acquisition of Enica Biskra partially offset by proceeds from properties sold of $5.9 million. The Company continues to focus its capital program around the world to upgrade equipment, improve efficiency and throughput and enhance productivity primarily in its electric utility and electrical infrastructure cable businesses.  The Company anticipates capital spending to be approximately $200.0 to $225.0 million in 2008.
Cash flow provided by financing activities in the first nine fiscal months of 2008 was $121.7 million. This reflects additional borrowings under the Company’s Amended Credit Facility of $124.7 million and other various short-term credit facilities of $145.6 million in the Europe and North Africa and Rest of the World segments as discussed in the “Debt and Other Contractual Obligations” section below. The Company also received $2.4 million from the exercise of stock options and $7.0 million was related to excess tax benefits from stock-based compensation. These increases were partially offset by the repayment of borrowings under the Company’s Amended Credit Facility of $157.7 million.
Debt and Other Contractual Obligations
The Company’s outstanding debt obligations excluding capital leases were $1,540.0 million as of September 26, 2008 and consisted of $475.0 million of 1.00% Convertible Notes due in 2012, $355.0 million of 0.875% Convertible Notes due in 2013, $200.0 million of 7.125% Senior Notes due in 2017, $125.0 million of Senior Floating Rate Notes due in 2015, $70.1 million of Spanish Term Loans, $27.0 million drawn on the Amended Credit Facility, $139.2 million drawn on PDIC credit facilities, $65.0 million drawn on Silec credit facilities and $83.7 million of various short and medium term loans. A separate description of our various borrowings is provided below and additional discussion is included at Note 7 to the Condensed Consolidated Financial Statements.
The Company’s 1.00% Senior Convertible Notes were issued in September 2007 in the amount of $475.0 million. The notes were sold to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). Subsequently, on April 16, 2008, the notes and the common stock issuable upon conversion of the notes were registered on a Registration Statement on Form S-3. The 1.00% Senior Convertible Notes bear interest at a fixed rate of 1.00%, payable semi-annually in arrears, and mature in 2012. The 1.00% Senior Convertible Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company’s wholly-owned U.S. and Canadian subsidiaries. The estimated fair value of the 1.00% Senior Convertible Notes was approximately $368.8 million at September 26, 2008.
The Company’s 0.875% Convertible Notes were issued in November of 2006 in the amount of $355.0 million, pursuant to the Company’s effective Registration Statement on Form S-3. The 0.875% Convertible Notes bear interest at a fixed rate of 0.875%, payable semi-annually in arrears, on May 15 and November 15, and mature in 2013. As a result of exceeding certain average stock price thresholds as defined in Note 7 of the condensed consolidated financial statements, the Company classified the $355.0 million as a current liability at December 31, 2007. However as these thresholds were not exceed for the third quarter 2008, the Company classified the $355.0 million as a non-current liability as of September 26, 2008. The 0.875% Convertible Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company’s wholly-owned U.S. and Canadian subsidiaries. The estimated fair value of the 0.875% Convertible Notes was approximately $346.5 million at September 26, 2008.
On March 21, 2007, the Company completed the issuance and sale of $325.0 million in aggregate principal amount of new senior unsecured notes, comprised of $125.0 million of Senior Floating Rate Notes due 2015 (the “Senior Floating Rate Notes”) and $200.0 million of 7.125% Senior Fixed Rate Notes due 2017 (the “7.125% Senior Notes” and together, the “Notes”). The Notes were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). An exchange offer commenced on June 11, 2007 and was completed on July 26, 2007 to replace the unregistered Notes with registered Notes with like terms pursuant to an effective Registration Statement on Form S-4. The Notes are jointly and severally guaranteed by the Company’s wholly-owned U.S. and Canadian subsidiaries. The estimated fair value of the 7.125% Senior Notes and Senior Floating Rate Notes was approximately $188.0 million and $108.8 million, respectively, at September 26, 2008.

The Senior Floating Rate Notes bear interest at an annual rate equal to the 3-month LIBOR rate plus 2.375%, which was 5.2% at June 27, 2008. Interest on the Senior Floating Rate Notes is payable quarterly in arrears in cash on January 1, April 1, July 1 and October 1 of each year, commencing on July 1, 2007. The 7.125% Senior Notes bear interest at a rate of 7.125% per year and are payable semi-annually in arrears in cash on April 1 and October 1 of each year, commencing on October 1, 2007. The Senior Floating Rate Notes mature on April 1, 2015 and the 7.125% Senior Notes mature on April 1, 2017.
On October 31, 2007, the Company acquired PDIC and assumed the U.S. dollar equivalent of $64.3 million (at the prevailing exchange rate on that date) of mostly short-term revolving PDIC debt as a part of the acquisition. As of September 26, 2008, PDIC related debt was $139.2 million of which approximately $138.7 million was short-term revolving financing agreements at various interest rates. As of September 26, 2008, the Company had approximately $304.4 million of borrowing availability under the various credit facilities. The weighted average interest rate was 10.7% as of September 26, 2008.
As of September 26, 2008, Silec’s debt was the U.S. dollar equivalent of $65.0 million. The debt consisted of approximately $21.1 million relating to an uncommitted accounts receivable facility and approximately $43.9 million of short-term financing agreements at a weighted average interest rate of 5.4%. The Company has approximately $59.3 million of excess availability under these short-term financing agreements.
The Company’s current senior secured revolving credit facility (“Amended Credit Facility”), as amended, is a five-year, $400.0 million asset based revolving credit agreement that includes an approximate $50.0 million sublimit for the issuance of commercial and standby letters of credit and a $20.0 million sublimit for swingline loans. Loans under the Amended Credit Facility bear interest at the Company’s option, equal to either an alternate base rate (prime plus 0.00% to 0.625%) or an adjusted LIBOR rate plus an applicable margin percentage (LIBOR plus 1.125% to 1.875%). The applicable margin percentage is subject to adjustments based upon the excess availability, as defined. At September 26, 2008, the Company had outstanding borrowings of $27.0 million and undrawn availability of $343.0 million under the Amended Credit Facility. As of September 26, 2008, the Company had outstanding letters of credit of $30.0 million related to this Amended Credit Facility. The weighted average interest rate on borrowings outstanding under the Amended Credit Facility was approximately 4.8% as of September 26, 2008.
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
The Spanish Term Loan of 50 million euros was issued in December 2005 and was available in up to three tranches, with an interest rate of Euribor plus 0.8% to 1.5% depending on certain debt ratios. Two of the tranches have expired. The remaining tranche (maturing in 2012) was paid and terminated, in June 2008, with net payment of approximately 27.2 million euros or $43.0 million. In February 2008, the Company entered into a term loan in the amount of 20 million euros with an interest rate of Euribor plus 0.5%. The term loan is payable in semi-annual installments, due in August and February, maturing in February 2013. Simultaneously, the Company entered into a fixed interest rate swap to coincide with the terms and conditions of the term loan starting in August 2008 and maturing in February 2013 which will effectively hedge the variable interest rate with a fixed interest rate of 4.2%. In April 2008, the Company entered into a term loan in the amount of 10 million euros with an interest rate of Euribor plus 0.75%. The term loan is payable in semi-annual installments, due in April and October, maturing in April 2013. Simultaneously, the Company entered into a fixed interest rate swap to coincide with the terms and conditions of the term loan starting in October 2008 and maturing in April 2013 which will effectively hedge the variable interest rate with a fixed interest rate of 4.58%. In June 2008, the Company entered into a term loan in the amount of 21 million euros with an interest rate of Euribor plus 0.75%. The term loan is payable in quarterly installments, due in March, June, September and December, maturing in June 2013. Simultaneously, the Company entered into a fixed interest rate swap to coincide with the terms and conditions of the term loan starting in September 2008 and maturing in June 2013 which will effectively hedge the variable interest rate with a fixed interest rate of 4.48%. As of September 26, 2008, the U.S. dollar equivalent of $70.1 million was outstanding under these term loan facilities in order to partially fund the acquisition of Enica Biskra and for general working capital requirements. There is no remaining availability under these Spanish Term Loans. The weighted average interest rate was 5.2% under these term loan facilities as of September 26, 2008.
Three Spanish Credit Facilities totaling 45 million euros were issued in 2008, and mature in 2010, 2011 and 2013 and carry an interest rate of Euribor plus 0.4% to 0.65% depending on certain debt ratios. No funds are currently drawn under these facilities, leaving undrawn availability of approximately the U.S. dollar equivalent of $65.8 million as of September 26, 2008. Commitment fees ranging from 15 to 25 basis points per annum on any unused commitments under these credit facilities are payable on a quarterly basis.

As of September 26, 2008, ECN Cable’s debt was the U.S. dollar equivalent of $19.2 million. The debt consisted of approximately $0.5 million relating to an uncommitted accounts receivable facility and approximately $18.7 million of short-term financing agreements at a weighted average interest rate of 5.7%. The Company has approximately $65.4 million of excess availability under these short-term financing agreements.
The Company’s Europe and North Africa segment has approximately $152.1 million of facilities that are secured by the Company’s accounts receivable (including $80.4 million at Silec, $25.0 million at ECN and $46.7 million at Spain). At September 26, 2008, $21.6 million (including $0.5 million at ECN and $21.1 million at Silec, mentioned above) of these debt facilities were drawn.
As of September 26, 2008, the Company was in compliance with all debt covenants.
At December 31, 2007, the defined benefit plans were underfunded by approximately $72.5 million. The Company estimates its 2008 pension expense for its defined benefit pension plans will increase approximately $1.2 million from 2007, excluding curtailment and settlement activity in 2007. Cash contributions are expected to decrease to approximately $6.8 million.
Summarized information about the Company’s contractual obligations and commercial commitments as of September 26, 2008 is as follows (in millions of dollars):

	Payments Due by Period
		Less than	1 - 3	4 - 5	After 5
	Total	1 Year	Years	Years	Years
Contractual obligations(1):
Total debt (excluding capital leases)	$1,540.0	$292.1	$32.4	$881.5	$334.0
Capital leases	2.9	1.1	1.8	—	—
Interest payments on 7.125% Senior Notes	149.7	14.3	28.5	28.5	78.4
Interest payments on Senior Floating Rate Notes	45.2	6.5	12.9	12.9	12.9
Interest payments on 0.875% Senior Convertible Notes	20.2	3.1	6.2	6.2	4.7
Interest payments on Spanish Term Loan	18.0	3.6	7.2	7.2	—
Interest payments on 1.00% Senior Convertible Notes	23.8	4.8	9.5	9.5	—
Operating leases	26.5	6.4	10.4	5.7	4.0
Defined benefit pension obligations(2)	6.8	6.8	—	—	—
Postretirement benefits	11.9	1.6	3.2	2.6	4.5
Interest rate swap agreements(3)	77.7	—	—	77.7	—
Commodity futures and forward pricing agreements(3)	378.7	357.1	21.6	—	—
Foreign currency contracts(3)	478.4	387.1	91.3	—	—
FIN 48 obligations, including interest and penalties(4)	—	—	—	—	—
Statutory severance programs(5)	2.2	0.6	0.3	0.4	0.9

Total	$2,782.0	$1,085.1	$225.3	$1,032.2	$439.4

(1)	This table does not include interest payments on certain debt because the future amounts fluctuate depending upon the Company’s working capital requirements.

(2)	Defined benefit pension obligations reflect the Company’s estimates of contributions that will be required in 2008 to meet current law minimum funding requirements. Amounts beyond one year have not been provided because they are not determinable.

(3)	Information on these items is provided under Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

(4)	FIN 48 obligations of $70.2 million have not been reflected in the above table due to the inherent uncertainty as to the amount and timing of settlement, which is contingent upon the occurrence of possible future events, such as examinations and determinations by various tax authorities.

(5)	All statutory severance benefits for employees in Venezuela of $0.5 million have been included in “Less than 1 Year” as amounts due beyond one year are not determinable.
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
As of September 26, 2008, the Company had $191.8 million in letters of credit, $133.9 million in various performance bonds and $244.6 million in other guarantees. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self insurance claims, defined benefit plan obligations, contract performance, quality and other various bank and financing guarantees. See Liquidity and Capital Resources for excess availability under the Company’s various credit borrowings.
See the previous section, “Debt and Other Contractual Obligations,” for information on debt-related guarantees.
Environmental Matters
The Company’s expenditures for environmental compliance and remediation amounted to approximately $0.7 million, $2.1 and $2.8 million for the three and nine months ended September 26, 2008 and twelve months ended December 31, 2007, respectively. In addition, certain of General Cable’s subsidiaries have been named as potentially responsible parties in proceedings that involve environmental remediation. The Company has accrued $1.9 million at September 26, 2008 for all environmental liabilities. Environmental matters are described in Item 1, which is incorporated herein by reference. While it is difficult to estimate future environmental liabilities, the Company does not currently anticipate any material adverse effect on results of operations, cash flows or financial position as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs.
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
The notional amounts and fair values of the Company’s designated cash flow hedges at September 26, 2008 and December 31, 2007 are shown below (in millions). The net carrying amount of the designated cash flow hedges was a net liability of $15.9 million and $11.1 million at September 26, 2008 and December 31, 2007, respectively.

	September 28, 2008		December 31, 2007
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Cash flow hedges:
Interest rate swap	$77.7	$(0.6)	$9.0	$(0.5)
Commodity futures	260.3	(21.2)	297.7	(18.8)
Foreign currency forward exchange	478.4	5.9	380.5	8.2

		$(15.9)		$(11.1)

Other Forward Pricing Agreements
In the normal course of business, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption of SFAS No. 133 because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At September 26, 2008 and December 31, 2007, General Cable had $118.4 million and $90.1 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At September 26, 2008 and December 31, 2007, the fair value of these arrangements were $110.2 million and $86.1 million, respectively, and General Cable had an unrealized gain (loss) of $(8.2) million and $(4.0) million, respectively, related to these transactions. General Cable expects the unrealized gain (loss), under these agreements to be offset as a result of firm sales price commitments with customers.
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
In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 26, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 26, 2008.
Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting at December 31, 2007 did not include an assessment of certain elements of internal controls over financial reporting of PDIC acquired on October 31, 2007 and NSW acquired on April 30, 2007, which are included in the consolidated financial statements of the Company for the year ended December 31, 2007 and included in the condensed consolidated financial statements of the Company for the period ended September 26, 2008. Prior to the Company’s acquisition, PDIC and NSW were subsidiaries of other U.S. publicly listed companies subject to the Sarbanes-Oxley rules and regulations. In accordance with the Sarbanes Oxley rules and regulations, which allow for a one-year integration period, the Company is including PDIC and NSW in its risk assessment and testing program of internal controls in 2008.

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting, as such item is defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f), during the fiscal quarter ended September 26, 2008, that have materially affected, or are reasonable likely to materially affect the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of the date of this filing, there have been no additional material legal proceedings or material developments in the legal proceedings disclosed in the Company’s 2007 Annual Report on Form 10-K.
ITEM 1A. RISK FACTORS
Other than the risk factor noted below that was previously disclosed in the Company’s 2008 Second Quarter Form 10-Q as filed on June 27, 2008, there have been no material changes in the Company’s risk factors from those disclosed in General Cable’s 2007 Annual Report on
Form 10-K.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Company currently has no share repurchase program approved by the Board of Directors, and therefore, repurchased no shares under such a program during the first nine fiscal months of 2008. Subsequently, on October 29, 2008, the Board of Directors has authorized the Company to purchase up to $100.0 million of its common shares in the open market over the next year. Employees of the Company do have the right to surrender to the Company shares in payment of minimum tax obligations upon the vesting of grants of common stock under the Company’s equity compensation plans and upon distributions from the Company’s deferred compensation plan. During the fiscal months ended September 26, 2008 and September 28, 2007, 2,328 shares and 25,292 shares, respectively, were surrendered to the Company by employees in payment of minimum tax obligations, and the average price paid per share was $51.48 and $53.90, respectively.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None during the nine fiscal months ended September 26, 2008.
ITEM 5. OTHER INFORMATION
None during the nine fiscal months ended September 26, 2008.
ITEM 6. EXHIBITS
The following exhibits are filed herewith or incorporated herein by reference. Documents indicated by an asterisk (*) are filed herewith; documents indicated by a double asterisk (**) identify each management contract or compensatory plan. Documents not indicated by an asterisk are incorporated by reference to the document indicated.
a) Exhibits

4.1	Prospectus Supplemental No. 1, supplements and amends the prospectus dated April 16, 2008 relating to the resale by the selling security holders of the Company’s $475.0 million 1.00% Senior Convertible Notes due 2012 (incorporated by reference as filed on Form 424B7 on August 1, 2008)

4.2	Registration Statement of additional Common Stock shares under the Deferred Compensation Plan (incorporated by reference to Form S-8 filed on June 30, 2008)

4.3	Registration Statement of additional Common Stock shares under the General Cable Savings Plan (incorporated by reference to Form S-8 filed on June 30, 2008)

10.1	Separation Agreement and Addendum, Departure of Principal Officer (incorporated by reference to Current Report on Form 8-K as filed on July 24, 2008)

*12.1	Computation of Ratio of Earnings to Fixed Charges

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) or 15d – 14

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) or 15d – 14

*32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Cable Corporation
Signed: November 5, 2008	By:	/s/ BRIAN J. ROBINSON
Brian J. Robinson
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

4.1	Prospectus Supplemental No. 1, supplements and amends the prospectus dated April 16, 2008 relating to the resale by the selling security holders of the Company’s $475.0 million 1.00% Senior Convertible Notes due 2012 (incorporated by reference as filed on Form 424B7 on August 1, 2008)

4.2	Registration Statement of additional Common Stock shares under the Deferred Compensation Plan (incorporated by reference to Form S-8 filed on June 30, 2008)

4.3	Registration Statement of additional Common Stock shares under the General Cable Savings Plan (incorporated by reference to Form S-8 filed on June 30, 2008)

10.1	Separation Agreement and Addendum, Departure of Principal Officer (incorporated by reference to Current Report on Form 8-K as filed on July 24, 2008)

*12.1	Computation of Ratio of Earnings to Fixed Charges

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) or 15d – 14

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) or 15d – 14

*32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.