Form 10-K
period 2008-12-31
GENERAL CABLE CORP /DE/
filed 2009-03-02
CIK 886035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number: 1-12983
GENERAL CABLE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	06-1398235
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4 Tesseneer Drive Highland Heights, KY	41076-9753 (Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (859) 572-8000
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 Par Value	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $3,089.7 million at June 30, 2008 (based upon non-affiliate holdings of 51,892,443 shares and a market price of $59.54 per share).
As of February 20, 2009, there were 51,942,438 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2008 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

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
On October 31, 2007, the Company purchased the worldwide wire and cable business of Freeport-McMoRan Copper and Gold, Inc., which operated as Phelps Dodge International Corporation (PDIC). The acquisition was completed as part of the Company’s strategy to expand globally into energy and electrical infrastructure markets. With more than 50 years of experience in the wire and cable industry, PDIC manufactures a full range of electric utility, electrical infrastructure, construction and communication products. PDIC serves developing countries and customers in sectors that offer better growth opportunity over time than the developed world. In addition to its manufacturing capabilities, PDIC provides a global network of management, development, design, distribution, marketing assistance, technical support and engineering and purchasing services to contractors, distributors, and public and private utilities. The transaction created the need to manage operations on a geographic basis and therefore, effective November 1, 2007 the Company realigned its management structure along geographic lines.
Consistent with the management structure of the Company, external reportable segments are aligned into three segments: (1) North America, (2) Europe and North Africa, and (3) Rest of World (“ROW”), which consists of operations in Latin America, Sub-Saharan Africa, Middle East and Asia Pacific. These segments are discussed below and additional financial information regarding the segments appears in Note 16 to the Consolidated Financial Statements. Items 1, 1A, 2, 7, and 8 of this Annual Report on Form 10-K give effect to the change in reportable segments and impact on historically reported results.
The Company has a strong market position in each of the segments in which it competes due to product, geographic, and customer diversity and the Company’s ability to operate as a low cost provider. The Company sells a wide variety of copper, aluminum and fiber optic wire and cable products, which it believes represents one of the most diversified product lines in the industry. As a result, the Company is able to offer its customers a single source for most of their wire and cable requirements. As of December 31, 2008, the Company manufactures its product lines in 46 facilities including 2 facilities owned by companies in which the Company has an equity investment and sells its products worldwide through its global operations. Technical expertise and implementation of Lean Six Sigma (“Lean”) strategies have contributed to the Company’s ability to maintain its position as a low cost provider.
Business Segments
Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial statements. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions on how to allocate resources and assess performance and should be consistent with the management structure. Under the criteria of SFAS 131, the Company has three operating and reportable segments based on geographic regions: (1) North America, which primarily consists of operations in the United States and Canada, (2) Europe and North Africa, and (3) Rest of World (ROW), which consists of operations in Latin America, Sub-Saharan Africa, Middle East and Asia Pacific. Additionally, see Note 16 to the Consolidated Financial Statements for revenue by country, long-lived assets by country and other required disclosures.

North America
The North America segment engages in the development, design, manufacturing, marketing and distribution of copper, aluminum, and fiber optic wires and cables principally in the United States and Canada primarily to domestic customers for use in the electric utility, electrical infrastructure and communications industries. The North America segment contributed approximately 35%, 49%, and 56% of the Company’s consolidated revenues for 2008, 2007 and 2006, respectively Growth in the electric utility market served by the Company will be largely dependent on the investment policies of electric utilities and infrastructure improvement. The Company believes that the increase in electricity consumption in North America has outpaced the rate of utility investment in North America’s energy grid. As a result, the Company believes the average age of power transmission cables has increased, the current electric transmission infrastructure needs to be upgraded and the transmission grid is near capacity. Investment in the energy grid stemming from historical power outages in the U.S. and Canada and published studies by the North American Electric Reliability Council emphasizing the need to upgrade the power transmission infrastructure used by electric utilities should over time result in an increase in demand for the Company’s electric utility products. Further, the passage of energy legislation in the United States in 2005 that was aimed at improving the transmission grid infrastructure and the reliability of power availability is expected to contribute to an increase in demand for the Company’s transmission and distribution cables with some variability over time. Tax legislation was passed in the United States in 2004, which included the renewal of tax credits for producing power from wind. This has caused an increase in demand for the Company’s products, as the Company is a significant manufacturer of wire and cable used in wind farms. Additionally, in 2009, the Company believes the economic stimulus package recently passed by Congress contains legislation that should enhance investments in the electric transmission infrastructure, high-speed broadband infrastructure and alternative energy sources which over time may lead to an increase in demand for the Company’s products. While the overall long-term trend in demand for electric utility products remains positive, the Company has experienced demand volatility due to the economic slowdown experienced in the United States beginning in 2007 and continuing through 2008, especially related to low-voltage and small gauge medium voltage cable demand within the United States. Demand for these low-voltage utility products is more closely related to new home construction, a depressed market for part of 2007 and all of 2008. The Company expects that over time growth rates for electric utility products in North America will be highly variable depending on related product business cycles and the approval and funding cycle times for large utility projects.
The Company has strategic alliances in the United States and Canada with a number of major utility customers and is strengthening its market position through these agreements. The Company utilizes a network of direct sales and authorized distributors to supply low- and medium-voltage and high-voltage bare overhead cable products. Approximately, 3,500 utility companies represent this market. A majority of the Company’s electric utility customers have entered into written agreements with the Company for the purchase of wire and cable products. These agreements typically have one to four year terms and provide adjustments to selling prices to reflect fluctuations in the cost of raw materials. These agreements do not guarantee a minimum level of sales. Historically, approximately 70% of the Company’s electric utility business revenues in North America are under contract prior to the start of each year.
The market for electrical infrastructure cable products in North America has many niches. Sales in North America are heavily influenced by the level of industrial construction spending as well as the level of capital equipment investment and maintenance, factory automation and mining activity. The Company experienced strong demand throughout 2006 and 2007 as a direct result of a positive turnaround in industrial construction spending in North America and recent demand, in 2008, has been influenced by industrial sector maintenance spending and high demand for products used in the mining, oil, gas, and petrochemical markets. The Company expects demand to soften for these products in 2009 partly as a result of the significant decline in oil prices, which influence drilling, coal mining activity and investment in alternatives energy sources. The pricing environment may also become more difficult due to excess capacity in the industry combined with weaker demand.
Sales of aftermarket automotive products are heavily influenced by the general overall health of the economy, ignition set complexity and ignition set design trends. Sales are often stronger during slower economic times since aftermarket ignition wire sets are used to maintain and lengthen the life of automobiles.
Over the last several years, demand for outside plant telecommunications cables has experienced a significant decline from historical levels. Overall demand for telecommunications products from the Company’s traditional Regional Bell Operating Company (RBOC) customers in North America has declined over the last several years. Recent RBOC merger activity, allocation of capital to fiber-to-the-home initiatives, and budgetary constraints caused partially by higher copper costs has reduced both RBOC and distributor purchasing volume in this segment. During the fourth quarter 2007, the Company rationalized outside plant telecommunication products manufacturing capacity due to continued declines in telecommunications cable demand. The Company closed a portion of its telecommunications capacity and recorded a pre-tax charge to write-off certain production equipment of $6.6 million.
The Company anticipates, based on recent public announcements, further deployment of fiber optic products into the telephone network. Increased spending by the telephone companies on fiber optic deployment negatively impacts their purchases of the Company’s copper based telecommunications cable products. The Company believes the negative impact on the purchase of copper based products has been somewhat mitigated in that some of its customers have upgraded a portion of their copper network to support further investment in fiber broadband networks. Growth in the overall communications market will be largely dependent upon housing starts and the level of information technology spending on network infrastructure.

Europe and North Africa
The Europe and North Africa segment designs, manufactures, markets and distributes copper, aluminum and fiber optic cables originating in Spain, Portugal, France, Germany and Algeria and services markets throughout Europe and North Africa. This segment produces electric utility, electrical infrastructure, construction, and communications products. Additionally, the Europe and North Africa segment provides installation services for high-voltage and extra high-voltage electric utility projects around the world. The Europe and North Africa segment contributed approximately 35%, 42% and 40% of the Company’s consolidated revenues for 2008, 2007 and 2006, respectively.
This segment has expanded in recent years due to several key acquisitions. These acquisitions have broadened the Company’s customer base and the product offering to increase its presence in the European and North African markets. These acquisitions include the purchase of a majority ownership of Enica Biskra in May 2008, Norddeutsche Seekabelwerke GmBH& Co. (NSW) in April 2007, E.C.N. Cable Group S.L. (ECN) in August 2006 and Silec Cables, S.A.S. (Silec) in December 2005. Enica Biskra is a joint venture formed with an Algerian state-owned manufacturer of low and medium voltage power and construction cables. NSW is a global supplier of offshore communications, power and control cables as well as aerial cables for power utility communication and control networks. ECN global sales consist mostly of sales of aluminum aerial high-voltage cables, low- and medium-voltage insulated power cables and bi-metallic products used in electric transmission and communications. The Silec acquisition has helped to position the Company as a global leader in cabling systems for the energy transmission and distribution markets. These acquisitions demonstrate the Company’s strategic initiative to expand its global geographic and product diversity.
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
The market for electrical infrastructure cable products has many niches. The level of residential, non-residential and industrial construction spending heavily influences sales in Europe and North Africa. The Company experienced high demand throughout 2005 and 2006 as a result of continuing strength in residential and non-residential construction spending in the region, particularly in Spain. However, demand for residential low-voltage cables and building wire has decreased during 2007 into and throughout 2008 in the Spanish domestic market and may decrease further into the foreseeable future. The slowdown in construction spending in Spain was being partially offset by a strong construction market in the broader European Union. However, in general, all European markets softened near the end of 2008 and are expected to remain weak in 2009.
Rest of World (ROW)
The ROW segment consists of sales and manufacturing facilities in Latin America, Sub-Saharan Africa, Middle East and Asia Pacific that resulted from the PDIC acquisition and is managed in conjunction with the Company’s historical operations in the Pacific Islands, New Zealand, Australia, India and China. The principal ROW segment develops, designs, manufactures, markets, and distributes wire and cable products for use in the electric utility, electrical infrastructure, construction and communications markets as well as rod mill products, specifically copper and aluminum rod. This segment contributed approximately 30%, 9% and 4% of the Company’s consolidated net sales in 2008, 2007 and 2006, respectively. It should be noted historical results only include PDIC results since the acquisition date of October 31, 2007. The ROW segment operations are located in Australia, Brazil, Chile, China, Costa Rica, Ecuador, El Salvador, Fiji, Honduras, India, Mexico, New Zealand, Panama, Philippines, South Africa, Thailand, Venezuela and Zambia. Additionally, as part of the rationalization of outside plant telecommunication products manufacturing capacity as discussed above in the North America segment, the Company has realigned assets at its Tetla, Mexico facility in order for approximately 100,000 square feet of manufacturing space to manufacture energy, industrial and construction cable products for the Central and South American markets as well as the local Mexican market.
This segment is expected to grow prospectively as a result of the leading market positions in Latin America, Sub-Saharan Africa and Asia Pacific. This expectation is based on the fact that markets in these countries generally offer better growth opportunities over time than the developed markets of North America and Western Europe due to growing population and wealth driving demand for consumer goods, housing and electricity. Additionally, throughout the region, the Company anticipates an expanded product offering will provide greater accessibility to customers as it relates to recent announcements of planned investment in electrical infrastructure, construction and electric utility throughout Central and South America although investment is expected to be volatile as a result of the global economic slowdown.

In Brazil, political stability has contributed to several key initiatives as it relates to investment in electric utility, construction and electrical infrastructure products such as the “Lights for All” project, which is a program intended to expand the availability of electricity to consumers throughout the country. Political stability has also contributed to the substantial growth in the housing and various other industrial segments. In Venezuela, the centralized political structure has lead to several positive implications as it relates to the Company’s business such as fewer competitors, a growing construction segment and a higher level of government investment. In sub-Saharan Africa, countries such as South Africa and Zambia are expected to experience investment in construction and housing markets in preparation for the 2010 World Cup to be held in South Africa and in Zambia where the National Housing Authority has authorized a significant housing appropriations agreement. The region has also experienced electricity shortages over the past few years in times of peak demand as a result of historical under investment in the regional energy infrastructure. This may cause an increase in future demand for the Company’s products over time.
In Asia Pacific, specifically in Thailand there continues to be instability and uncertainty in the political environment which may delay government spending on infrastructure projects into the foreseeable future. In 2008, the Company acquired and consolidated Phelps Dodge Philippines (PDP) through an increase in its equity investment from 40% to 60%. PDP operates one of the largest wire and cable manufacturing facilities in the Philippines. This investment complements the Company’s strategy in the region by providing a platform for further penetration into Southeast Asia markets as well as supporting ongoing operations in Australia, the Middle East and South Africa.
Products
The various wire and cable product lines are sold and manufactured by all geographic segments except for rod mill products which are only manufactured and sold by the ROW segment and construction products which are only sold in the Europe and North Africa and ROW segments. Additionally, revenue by product line is included in Note 16 to the Consolidated Financial Statements. Products sold by the Company’s three segments include the following:
•
Electric Utility products — The primary products in this grouping include low- and medium-voltage distribution cable; high- and extra-high voltage power transmission cable products and installation; and bare overhead conductor. These products are sold to electric utility and power companies and contractors. The Company is a leader in the supply of electric utility cables in North America, Latin America, Western Europe, Oceania and Southeast Asia.

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

•
Electrical Infrastructure products — This product group includes electrical infrastructure, portable cord products and transportation products and industrial harnesses. These products consist of wire and cable that are used for many applications: maintenance and repair; temporary power on construction sites; conduction of electrical current and signals for industrial original equipment manufacturers and commercial power, residential power, and control applications; and jacketed wire and cable products and harnesses for automotive and industrial applications.

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

The transportation products consist primarily of ignition wire sets for sale to the automotive aftermarket. These products are sold primarily to automotive parts retailers and distributors. The Company’s automotive products are also sold on a private label basis to retailers and other automotive parts manufacturers. Other products include cable harnesses (assemblies) for use in industrial control applications as well as medical applications. These assemblies are used in such products as industrial machinery, diagnostic imaging and transportation equipment. These products are sold primarily to original equipment manufacturers and industrial equipment manufacturers.

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

•	Communication products — The communication products include wire and cable products that transmit low-voltage signals for voice and data applications and electronic wire and cables.

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

•
Rod Mill products– Rod Mill products include continuous cast copper and aluminum rod, which is sold to other wire and cable manufacturers. These products are only produced and sold by PDIC operations in our ROW segment. Copper and aluminum rod are the key material used in the manufacturing of wire and cable products. Customers in this segment rely on the Company to provide just-in-time delivery of this important component.

Industry and Market Overview
The wire and cable industry is competitive, mature and cost driven. For many product offerings, there is little differentiation among industry participants from a manufacturing or technology standpoint. During recent years and continuing through 2007, the Company’s end markets have continued to demonstrate recovery from the low points of demand experienced in 2003. However, beginning in the fourth quarter of 2007 and continuing throughout 2008, an economic slowdown in the United States and slowing growth in certain European markets resulted in lower demand as compared to 2007. In the past several years, there has been significant merger and acquisition activity which, the Company believes, has led to a reduction in inefficient, high cost capacity in the industry. Wire and cable products are relatively low value added, higher weight (and therefore relatively expensive to transport) and often subject to regional or country specifications. The wire and cable industry is raw materials intensive with copper and aluminum comprising the major cost components for cable products. Changes in the cost of copper and aluminum are generally passed through to the customer, although there can be timing delays of varying lengths depending on the volatility in metal prices, the type of product, competitive conditions and particular customer arrangements.
Raw Materials Sources and Availability
The principal raw materials used by General Cable in the manufacture of its wire and cable products are copper and aluminum. The price of copper and aluminum as traded on the London Metal Exchange (“LME”) and COMEX has historically been subject to considerable volatility and, during the past few years, global copper prices have established new average record highs.

Average daily selling price:
($ per pound)	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Year to Date
Copper Cathode
2008	3.53	3.80	3.45	1.75	3.13
2007	2.70	3.46	3.48	3.25	3.22
2006	2.25	3.37	3.54	3.19	3.09
Aluminum
2008	1.28	1.38	1.31	0.87	1.21
2007	1.30	1.28	1.19	1.14	1.23
2006	1.15	1.26	1.18	1.28	1.22
The Company purchases copper and aluminum from various global sources, generally through annual supply and derivative contracts. Copper and aluminum are available from many sources, however, unanticipated problems with the Company’s copper or aluminum rod suppliers could negatively affect the Company’s business. In North America, the Company has centralized the purchasing of its copper, aluminum and other significant raw materials to capitalize on economies of scale and to facilitate the negotiation of favorable purchase terms from suppliers. In 2008, the Company’s largest supplier of copper rod accounted for approximately 91% of its North American copper purchases while the largest supplier of aluminum rod accounted for approximately 84% of its North American aluminum purchases. The Company’s European operations purchases copper and aluminum rod from many suppliers or brokers with each generally providing a small percentage of the total copper and aluminum rod purchased. The Company’s ROW segment internally produces the majority of its copper and aluminum rod production needs and obtains cathode and ingots from various suppliers with each supplier generally providing a small percentage.
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
The Company owns a number of U.S. and foreign patents and has patent applications pending in the U.S. and abroad. Through the recent acquisition of PDIC, the Company acquired patents in Brazil, Canada, China, India, Mexico, Taiwan, Thailand and in the United States. Although in the aggregate these patents are of considerable importance to the manufacturing and marketing of many of the Company’s products, the Company does not consider any single patent or group of patents to be material to its business as a whole. While the Company occasionally obtains patent licenses from third parties, none are deemed to be material.

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
Seasonality
General Cable generally has experienced and expects to continue to experience certain seasonal trends in construction related product sales and customer demand. Demand for construction related products during winter months in certain geographies is usually lower than demand during spring and summer months. Therefore, generally, larger amounts of cash are required during winter months in order to build inventories in anticipation of higher demand during the spring and summer months, when construction activity increases. In turn, receivables related to higher sales activity during the spring and summer months are generally collected during the fourth quarter of the year. Additionally, the Company has historically experienced changes in demand resulting from poor or unusual weather.
Competition
The markets for all of the Company’s products are highly competitive and most markets include several competitors. The Company believes that it has developed strong customer relations as a result of its ability to supply customer needs across a broad range of products, its commitment to quality control and continuous improvement, its continuing investment in information technology, its emphasis on customer service and its substantial product and distribution resources.
Although the primary competitive factors for the Company’s products vary somewhat across the different product categories, the principal factors influencing competition are generally price, quality, breadth of product line, inventory, delivery and customer service. Many of the Company’s products are made to industry specifications, and are therefore functionally interchangeable with those of competitors. However, the Company believes that significant opportunities exist to differentiate all of its products on the basis of quality, consistent availability, conformance to manufacturer’s specifications and customer service. Within some markets such as local area networking cables, conformance to manufacturer’s specifications and technological superiority are also important competitive factors.
Advertising Expense
Advertising expense consists of expenses relating to promoting the Company’s products, including trade shows, catalogs, and e-commerce promotions, and is charged to expense when incurred. Advertising expense was $11.1 million, $9.5 million and $8.2 million in 2008, 2007 and 2006, respectively.
Environmental Matters
The Company is subject to a variety of federal, state, local and foreign laws and regulations covering the storage, handling, emission and discharge of materials into the environment, including CERCLA, the Clean Water Act, the Clean Air Act (including the 1990 amendments) and the Resource Conservation and Recovery Act. While it is difficult to estimate future environmental liabilities accurately, the Company does not currently anticipate any material adverse effect on its consolidated results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs of the sites as fully discussed below in Item 3 Legal Proceeding and Note 17 Commitments and Contingencies to the Consolidated Financial Statements.

Employees
At December 31, 2008, General Cable employed approximately 13,000 persons, and collective bargaining agreements covered approximately 7,000 employees, or 54% of total employees, at various locations around the world. During the five calendar years ended December 31, 2008, the Company experienced two strikes in North America both of which were settled on satisfactory terms. There were no other major strikes at any of the Company’s facilities during the five years ended December 31, 2008. In the United States, Canada, Chile, Thailand, Venezuela and Zambia union contracts will expire at seven facilities in 2009 and seven facilities in 2010 representing approximately 9.6% and 14.6%, respectively, of total employees as of December 31, 2008. The Company believes it will successfully renegotiate these contracts as they come due. For countries not specifically discussed above, labor agreements, if applicable, are generally negotiated on an annual or bi-annual basis.
Disclosure Regarding Forward-Looking Statements
Certain statements in the 2008 Annual Report on Form 10-K including, without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures and our or management’s beliefs, expectations or opinions, are forward-looking statements, and as such, we desire to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “may,” “anticipate,” “intend,” “estimate,” “project,” “plan,” “assume,” “seek to” or other similar expressions, although not all forward-looking statements contain these identifying words.
Actual results may differ materially from those discussed in forward-looking statements as a result of factors, risks and uncertainties over many of which we have no control. These factors include, without limitation, the following: economic and political consequences resulting from terrorist attacks, war and political and social unrest; economic consequences arising from natural disasters and other similar catastrophes, such as floods, earthquakes, hurricanes and tsunamis; domestic and local country price competition, particularly in certain segments of the power cable market and other competitive pressures; general economic conditions, particularly those in the construction, energy and information technology sectors; changes in customer or distributor purchasing patterns in our business segments; our ability to increase manufacturing capacity and productivity; the financial impact of any future plant closures; our ability to successfully complete and integrate acquisitions and divestitures; our ability to negotiate extensions of labor agreements on acceptable terms and to successfully deal with any labor disputes; our ability to service, and meet all requirements under, our debt, and to maintain adequate domestic and international credit facilities and credit lines; our ability to pay dividends on our preferred stock; our ability to make payments of interest and principal under our existing and future indebtedness and to have sufficient available funds to effect conversions and repurchases from time to time; lowering of one or more debt ratings issued by nationally recognized statistical rating organizations, and the adverse impact such action may have on our ability to raise capital and on our liquidity and financial conditions; the impact of unexpected future judgments or settlements of claims and litigation; our ability to achieve target returns on investments in our defined benefit plans; our ability to avoid limitations on utilization of net losses for income tax purposes; the cost and availability of raw materials, including copper, aluminum and petrochemicals; our ability to increase our selling prices during periods of increasing raw material costs; the impact of foreign currency fluctuations, devaluations and changes in interest rates; the impact of technological changes; and other material factors. See Item 1A, “Risk Factors,” for a more detailed discussion on some of these risks. We do not undertake and specifically decline any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
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

Executive Officers of the Registrant
The following table sets forth certain information concerning the executive officers of General Cable on December 31, 2008.

Name	Age	Position
Gregory B. Kenny	56	President, Chief Executive Officer and Class II Director
Brian J. Robinson	40	Executive Vice President, Chief Financial Officer and Treasurer
Robert J. Siverd	60	Executive Vice President, General Counsel and Secretary
J. Michael Andrews	44	Executive Vice President
Domingo Goenaga	67	Executive Vice President, President and Chief Executive Officer, General Cable Europe and North Africa
Gregory J. Lampert	41	Executive Vice President, President and Chief Executive Officer, General Cable North America
Roddy Macdonald	60	Executive Vice President, Global Sales and Business Development
Mathias Sandoval	48	Executive Vice President, General Cable Rest of World, President and Chief Executive Officer, Phelps Dodge International Corporation
Mr. Kenny has been one of General Cable’s directors since 1997 and has been President and Chief Executive Officer since August 2001. He served as President and Chief Operating Officer from May 1999 to August 2001. He served as Executive Vice President and Chief Operating Officer of General Cable from March 1997 to May 1999. From June 1994 to March 1997, he was Executive Vice President of General Cable’s immediate predecessor. He is also a director of Corn Products International, Inc. (NYSE: CPO) and Cardinal Health, Inc (NYSE: CAH). He is member of the Board of Directors of the Federal Reserve Bank of Cleveland (Cincinnati Branch).
Mr. Robinson has served as Executive Vice President, Chief Financial Officer and Treasurer since January 1, 2008. He served as Senior Vice President, Chief Financial Officer and Treasurer from January 2007 to December 2007. He served as Senior Vice President, Controller and Treasurer from March 2006 to December 2006. He served as General Cable Controller from 2000 to February 2006 and Assistant Controller from 1999 to 2000. From 1997 until 1999, he served as an Audit Manager focused on accounting services for global companies for Deloitte & Touche LLP, and from 1991 to 1997, he served in roles of increasing responsibility with the Deloitte & Touche LLP office in Cincinnati, Ohio.
Mr. Siverd has served as Executive Vice President, General Counsel and Secretary of General Cable since March 1997. From July 1994 until March 1997, he was Executive Vice President, General Counsel and Secretary of the predecessor company.
Mr. Andrews last day of employment was December 31, 2008 under a Separation Agreement and Addendum, Departure of Principal Officer incorporated by reference (exhibit 10.50).
Mr. Goenaga has served as Executive Vice President, President and Chief Executive Officer, Europe and North Africa since October 2007. He was President and Chief Executive Officer of General Cable Europe since 2001. Mr. Goenaga joined General Cable in 1963. Throughout his service with General Cable, Mr. Goenaga has held numerous leadership roles in both finance and general management, including Managing Director of General Cable Iberia.
Mr. Lampert has served as Executive Vice President, President and Chief Executive Officer for General Cable North America since August 1, 2008. Prior to that, Mr. Lampert was Executive Vice President and Group President, North America Electrical and Communications Infrastructure since October 2007. He served as Senior Vice President and General Manager — Data Communications and Carol Brand Products from August 2005 until September 2007. He served as Vice President and General Manager — Carol Brand Products from January 2004 until July 2005. He served as Vice President of Sales — Electrical and Industrial Distribution from July 2000 until December 2003. He served as Product Manager — Building Wire from April 1998 until June 2000. Prior to joining General Cable, Mr. Lampert spent eight years with The Dow Chemical Company in sales and marketing roles of increasing responsibility.
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
Certain statements in the 2008 Annual Report on Form 10-K including, without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures and our or management’s beliefs, expectations or opinions, are forward-looking statements, and as such, we desire to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995. Our forward-looking statements should be read in conjunction with our comments in this report under the heading, “Disclosure Regarding Forward-Looking Statements.” Actual results may differ materially from those statements as a result of factors, risks and uncertainties over which we have no control. Such factors include, but are not limited to, the risks and uncertainties discussed below.
Risks Related to Our Business
•
Our net sales, net income and growth depend largely on the economic strength of the geographic markets that we serve, and if these markets become weaker, we would suffer decreased sales and net income.

Many of our customers use our products as components in their own products or in projects undertaken for their customers. Our ability to sell our products is largely dependent on general economic conditions, including how much our customers and end-users spend on power transmission and distribution infrastructures, industrial manufacturing assets, new construction and building, information technology and maintaining or reconfiguring their communications networks. Should the economic slowdown in the United States and European markets worsen or expand more fully to other parts of the world, the Company would suffer a decrease in sales and net income.
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
We believe that competitors will continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. We expect that we will be required to continue to invest in product development, productivity improvements and customer service and support in order to compete in our markets. Furthermore, an increase in imports of competing products could adversely affect our sales on a region by region basis.
•	Our business is subject to the economic, political and other risks of maintaining facilities and selling products in foreign countries.
During the year ended December 31, 2008, approximately 65% of our sales and approximately 76% of our assets were in markets outside North America. Our operations outside North America generated approximately 39% of our cash flows from operations during this period. Our financial results may be adversely affected by significant fluctuations or devaluations in the value of the U.S. dollar against foreign currencies or by the enactment of exchange controls or foreign governmental or regulatory restrictions on the transfer of funds. In addition, negative tax consequences relating to repatriating certain foreign currencies may adversely affect our cash flows.

Furthermore, our foreign operations are subject to risks inherent in maintaining operations abroad, such as economic and political destabilization, international conflicts, restrictive actions by foreign governments, nationalizations, changes in regulatory requirements, the difficulty of effectively managing diverse global operations, adverse foreign tax laws and the threat posed by potential international disease pandemics in countries that do not have the resources necessary to deal with such outbreaks. Over time, we intend to continue to expand our foreign operations, which would serve to exacerbate these risks and their potential effect on our business, financial position and results of operations. In particular, with the acquisition of PDIC, we have significant operations in countries in Central and South America, Africa and Asia. Economic and political developments in these countries, including future economic changes or crises (such as inflation, currency devaluation or recession), government deadlock, political instability, civil strife, international conflicts, changes in laws and regulations and expropriation or nationalization of property or other resources, could impact our operations or the market value of our common stock and have an adverse effect on our business, financial condition and results of operations.  Although PDIC and its subsidiaries maintain political risk insurance related to its operations in a number of countries, any losses we may incur may not be covered by this insurance and, even if covered, such insurance may not fully cover such losses. In addition to these general risks, there are significant country specific risks including:
•
Brazil and other Latin American countries have historically experienced uneven periods of economic growth as well as recession, high inflation, currency devaluation and economic instability.  The countries’ governments have been known to intervene in their respective economies, which have involved price controls, currency devaluations, capital controls and limits on imports.

•
Thailand recently experienced significant political and militant unrest in certain provinces.  The country’s elected government was overthrown in September 2006, with an elected government only recently restored.

•
Venezuela has experienced difficult economic conditions, relatively high levels of inflation, and foreign exchange and price controls.  The President of Venezuela has the authority to legislate certain areas by decree, and the Venezuelan government has nationalized or announced plans to nationalize certain industries and has sought to expropriate certain companies and property.

•
Algeria has a tumultuous past, characterized by violence and terrorism. The country’s government has been moderately successful in neutralizing these threats creating a more receptive political and social atmosphere.

•
Compliance with foreign and U.S. laws and regulations applicable to our international operations, including the Foreign Corruption Practices Act (FCPA), is difficult and may increase the cost of doing business in international jurisdictions.

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
Interruptions of supplies from our key suppliers, including as a result of catastrophes such as hurricanes, earthquakes, floods or terrorist activities, could disrupt production or impact our ability to increase production and sales. All copper and aluminum rod used in our North American operations is externally sourced, and our largest supplier of copper rod accounted for approximately 91% of our North American purchases in 2008 while our largest supplier of aluminum rod accounted for approximately 84% of our North American purchases in 2008. The Company’s European operations purchase copper and aluminum rod from many suppliers with each supplier generally providing a small percentage of the total copper and aluminum rod purchased while operations in ROW internally produce the majority of their copper and aluminum rod production needs and obtain cathode and ingots from various sources with each supplier generally providing a small percentage of the total amount of raw materials purchased. Any unanticipated problems with our copper or aluminum rod suppliers could have a material adverse effect on our business. Additionally, we use a limited number of sources for most of the other raw materials that we do not produce. We do not have long-term or volume purchase agreements with most of our suppliers, and may have limited options in the short-term for alternative supply if these suppliers fail to continue the supply of material or components for any reason, including their business failure, inability to obtain raw materials or financial difficulties. Moreover, identifying and accessing alternative sources may increase our costs.

•	Failure to negotiate extensions of our labor agreements as they expire may result in a disruption of our operations.
As of December 31, 2008, approximately 54% of our employees were represented by various labor unions. During the five calendar years ended December 31, 2008, we have experienced only two strikes, which were settled on satisfactory terms.
We are party to labor agreements with unions that represent employees at many of our manufacturing facilities. In the United States, Canada, Chile, Thailand, Venezuela and Zambia, union contracts will expire at seven facilities in 2009 and seven facilities in 2010 representing approximately 9.6% and 14.6%, respectively, of total employees as of December 31, 2008. Labor agreements are generally negotiated on an annual or bi-annual basis unless otherwise noted above and the risk exists that labor agreement may not be renewed on reasonably satisfactory terms to the Company or at all. We cannot predict what issues may be raised by the collective bargaining units representing our employees and, if raised, whether negotiations concerning such issues will be successfully concluded. A protracted work stoppage could result in a disruption of our operations which could, in turn, adversely affect our ability to deliver certain products and our financial results.
•	Our inability to continue to achieve productivity improvements may result in increased costs.
Part of our business strategy is to increase our profitability by lowering costs through improving our processes and productivity. In the event we are unable to continue to implement measures improving our manufacturing techniques and processes, we may not achieve desired efficiency or productivity levels and our manufacturing costs may increase. In addition, productivity increases are related in part to factory utilization rates. Unanticipated decreases in utilization rates may adversely impact productivity.
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
In addition, changes in the legislative environment could affect the growth and other aspects of important markets served by us. The Energy Policy Act of 2005 was enacted to establish a comprehensive, long-range national energy policy. Among other things, it provides tax credits and other incentives for the production of traditional sources of energy, as well as alternative energy sources, such as wind, wave, tidal and geothermal power generation systems. Although we believe this legislation has had a positive impact on us and our financial results, we cannot be certain that this impact will continue. Further, we cannot predict the impact, either positive or negative, that changes in laws or industry standards may have on our future financial results, cash flows or financial position.
•	Advancing technologies, such as fiber optic and wireless technologies, may continue to make some of our products less competitive.
Technological developments continue to have an adverse effect on elements of our business. For example, a continued increase in the rate of installations using fiber optic systems or an increase in the cost of copper-based systems may have an adverse effect on our business. While we do manufacture and sell fiber optic cables, any further acceleration in the erosion of our sales of copper cables due to increased market demand for fiber optic cables would most likely not be offset by an increase in sales of our fiber optic cables.
Also, advancing wireless technologies, as they relate to network and communications systems represent an alternative to certain copper cables we manufacture and may reduce customer demand for premise wiring. Traditional telephone companies are facing increasing competition within their respective territories from, among others, providers of voice over Internet protocol (“VoIP”) and wireless carriers. Wireless communications depend heavily on a fiber optic backbone and do not depend as much on copper-based systems. The increased acceptance and use of VoIP and wireless technology, or introduction of new wireless or fiber-optic based technologies, continues to have an adverse effect on the marketability of our products and our profitability. Our sales of copper premise cables currently face downward pressure from wireless and VoIP technology, and the increased acceptance and use of these technologies has heighten this pressure and the potential negative impact on our results of operations.

•	We are substantially dependent upon distributors and retailers for non-exclusive sales of our products and they could cease purchasing our products at any time.
During 2007 and 2008, approximately 36% and 38%, respectively, of our domestic net sales were made to independent distributors and four of our ten largest customers were distributors. Distributors accounted for a substantial portion of sales of our communications- and industrial-related products. During 2007 and 2008, approximately 10%, respectively, of our domestic net sales were to retailers. The two largest retailers combine to account for approximately 2%, respectively, of our worldwide net sales in 2007 and 2008.
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
We face pricing pressures in each of our markets as a result of significant competition or over-capacity. While we continually work toward reducing our costs to respond to the pricing pressures that may continue, we may not be able to achieve proportionate reductions in costs. As a result of over-capacity and economic and industry downturn in the communications and industrial markets in particular, pricing pressures increased in 2002 and 2003, and continued into 2004. While we generally have been successful in raising prices to recover increased raw material costs since the second quarter of 2004, pricing pressures continued from 2005 through 2008, and price volatility is expected for the foreseeable future. Further pricing pressures, without offsetting cost reductions, could adversely affect our financial results.
•	If either our uncommitted accounts payable confirming arrangement or our accounts receivable financing arrangement for our European operations is cancelled, our liquidity may be negatively impacted.
Our Spanish operations participate in accounts payable confirming arrangements with several European financial institutions. We negotiate payment terms with suppliers of generally 180 days and submit invoices to the financial institutions with instructions for the financial institutions to transfer funds from our Spanish operations’ accounts on the due date (on day 180) to the receiving parties to pay the invoices in full. At December 31, 2008, the arrangements had a maximum availability limit of the equivalent of approximately $408.6 million, of which approximately $238.5 million was drawn. We also have approximately $145.3 million available under uncommitted, Euro-denominated facilities in Europe, which allow us to sell at a discount, with no or limited recourse, a portion of our accounts receivable to financial institutions. As of December 31, 2008, we have drawn approximately $43.3 million from these accounts receivable facilities. We do not have firm commitments from these institutions to purchase our accounts receivable. Should the availability under these arrangements be reduced or terminated, we may be required to repay the outstanding obligations over 180 days and may have to seek alternative arrangements. We cannot assure you that alternate arrangements will be available on favorable terms or at all. Failure to obtain alternative arrangements in such case would negatively impact our liquidity.
•	We are exposed to counterparty risk in our hedging arrangements.
From time to time we enter into arrangements with financial institutions to hedge our exposure to fluctuations in commodity prices, currency and interest rates, including forward contracts and swap agreements. Recently, a number of financial institutions similar to those that serve as counterparties to our hedging arrangements have been adversely affected by the global credit crisis. The failure of one or more counterparties to our hedging arrangements to fulfill their obligations to us could adversely affect our results of operations.

•	As a result of market and industry conditions, we may be required to recognize impairment charges for our long-lived assets including goodwill or in the event we close additional plants.
In accordance with generally accepted accounting principles, we periodically assess our assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may result in impairments to goodwill and other long-lived assets. Future impairment charges could significantly affect our results of operations in the period recognized.
During the fourth quarter of 2007, the Company rationalized outside plant telecommunication products manufacturing capacity due to continued declines in telecommunications cable demand. The Company closed a portion of its telecommunications capacity located primarily at its Tetla, Mexico facility and has taken a pre-tax charge to write-off certain production equipment of $6.6 million. This action will free approximately 100,000 square feet of manufacturing space, which the Company plans to utilize for other products for the Central and South American markets. Future rationalization of plant manufacturing capacity could result in charges that affect our results of operations in the period recognized.
•	As a result of market and industry conditions, we may be required to reduce our recorded inventory values, which would result in charges against income
If, as a result of volatile copper prices, we are not able to recover the LIFO value of our inventory in a period when replacement costs are lower than the LIFO value of the inventory, we would be required to take a charge to recognize an adjustment of LIFO inventory to market value. If LIFO inventory quantities are reduced in a future period when replacement costs exceed the LIFO value of the inventory, we would experience an increase in reported earnings. Conversely, if LIFO inventory quantities are reduced in a future period when replacement costs are lower than the LIFO value of the inventory, we would experience a decline in reported earnings.
•	We are subject to certain asbestos litigation and unexpected judgments or settlements that could have a material adverse effect on our financial results.
There are 1,241 pending non-maritime asbestos cases involving our subsidiaries. The majority of these cases involve plaintiffs alleging exposure to asbestos-containing cable manufactured by our predecessors. In addition to our subsidiaries, numerous other wire and cable manufacturers have been named as defendants in these cases. Our subsidiaries have also been named, along with numerous other product manufacturers, as defendants in 33,489 suits in which plaintiffs alleged that they suffered an asbestos-related injury while working in the maritime industry. These cases are referred to as MARDOC cases and are currently managed under the supervision of the U.S. District Court for the Eastern District of Pennsylvania. On May 1, 1996, the District Court ordered that all pending MARDOC cases be administratively dismissed without prejudice and the cases cannot be reinstated, except in certain circumstances involving specific proof of injury. We cannot assure you that any judgments or settlements of the pending non-maritime and/or MARDOC asbestos cases or any cases which may be filed in the future will not have a material adverse effect on our financial results, cash flows or financial position. Moreover, certain of our insurers may become financially unstable and in the event one or more of these insurers enter into insurance liquidation proceedings, we will be required to pay a larger portion of the costs incurred in connection with these cases.
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

We sponsor defined pension plans around the world. Pension expense for the defined benefit pension plans sponsored by us is determined based upon a number of actuarial assumptions, including an expected long-term rate of return on assets and discount rate. The use of these assumptions makes our pension expense and our cash contributions subject to year-to-year volatility. As of December 31, 2008, 2007 and 2006, the defined benefit pension plans were underfunded by approximately $122.2 million, $72.5 million and $35.7 million respectively, based on the actuarial methods and assumptions utilized for purposes of the applicable accounting rules and interpretations. We have experienced volatility in our pension expense and in our cash contributions to our defined benefit pension plans. In 2008, pension expense was $8.2 million an increase of approximately $2.9 million from 2007 and cash contributions were $9.3 million a decreased of approximately $7.1 million from 2007. The Company estimates its 2009 pension expense for its defined benefit plans will increase approximately $8.5 million from 2008. In the event that actual results differ from the actuarial assumptions or actuarial assumptions are changed, the funded status of our defined benefit pension plans may change and any such deficiency could result in additional charges to equity and an increase in future pension expense and cash contributions.
•	An ownership change could result in a limitation of the use of our net operating losses.
As of December 31, 2008, we had approximately $5.4 million of NOL carryforwards that are subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. This NOL carryforward is scheduled to expire at December 31, 2009. Our ability to utilize this NOL carryforward, including any future NOL carryforwards that may arise, may be further limited by Section 382 if we undergo an ownership change as a result of the sale of our stock by holders of our equity securities or as a result of subsequent changes in the ownership of our outstanding stock. We would undergo an ownership change if, among other things, the stockholders, or group of stockholders, who own or have owned, directly or indirectly, 5% or more of the value of our stock or are otherwise treated as 5% stockholders under Section 382 and the regulations promulgated thereunder increase their aggregate percentage ownership of our stock by more than 50 percentage points over the lowest percentage of our stock owned by these stockholders at any time during the testing period, which is generally the three-year period preceding the potential ownership change. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOL carryforwards and certain recognized built-in losses. The limitation imposed by Section 382 for any post-change year would be determined by multiplying the value of our stock immediately before the ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate in effect at the time of the ownership change. Any unused annual limitation may be carried over to later years, and the limitation may under certain circumstances be increased by built-in gains which may be present in assets held by us at the time of the ownership change that are recognized in the five-year period after the ownership change.
Risks Related to Our Debt
•	Our substantial indebtedness could adversely affect our business and financial condition.
We have a significant amount of debt. As of December 31, 2008, we had $1,446.6 million of debt outstanding, $136.5 million of which was secured indebtedness, and $301.3 million of additional borrowing capacity available under our amended senior secured credit facility (“Amended Credit Facility”), $62.9 million of additional borrowing capacity under our Spanish subsidiary’s revolving credit facility (“Spanish Credit Facility”) and approximately $60.6 million of additional borrowing capacity under agreements related to ECN Cable and approximately $338.0 million of additional borrowing capacity under our various credit agreements related to PDIC, subject to certain conditions. As of December 31, 2008, we had $475.0 million 1.00% Senior Convertible Notes outstanding and $355.0 million in 0.875% Convertible Notes and $200.0 million of fixed-rate 7.125% Senior Notes and $125.0 million of Senior Floating Rate Notes outstanding. Subject to the terms of the Amended Credit Facility, our Spanish subsidiary’s term loan (“Spanish Term Loan”) and Spanish Credit Facility and the indentures governing our 1.00% Senior Convertible Notes, 0.875% Senior Convertible Notes, 7.125% Senior Notes and Senior Floating Rate Notes, we may also incur additional indebtedness, including secured debt, in the future. See Item 7 of this document for details on the various debt agreements.

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
The agreements and instruments that govern our indebtedness contain various restrictive covenants that, among other things, require us to comply with or maintain certain financial tests and ratios and restrict our ability to:
•	incur more debt;
•	create liens;
•	make certain investments and payments;
•	pay dividends, purchase company stock or make other distributions;
•	enter into transactions with affiliates;
•	make acquisitions;
•	merge or consolidate; and
•	transfer or sell assets.
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
Risks Related to Our Securities
•	Our stock has been and continues to be volatile, and our ability to pay dividends on our common stock is limited.
The value of our securities may fluctuate as a result of various factors, such as:
•	Announcements relating to significant corporate transactions;
•	Operating and stock price performance of companies that investors deem comparable to us;
•	Sales or the expectation of sales of a substantial number of shares of our common stock in the public market;
•	Changes in government regulation or proposals relating thereto; and
•	General stock market fluctuations unrelated to our operating performance.
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
Sales of substantial numbers of additional shares of common stock, including shares of common stock underlying the 0.875% and 1.00% Convertible Notes and shares of our outstanding Series A preferred stock, as well as sales of shares that may be issued in connection with future acquisitions, or the perception that such sales could occur, may have a harmful effect on prevailing market prices for our common stock and our ability to raise additional capital in the financial markets at a time and price favorable to us. Our amended and restated certificate of incorporation provides that we have authority to issue 200 million shares of common stock. As of December 31, 2008, there were approximately 51.8 million shares of common stock outstanding (net of treasury shares), approximately 0.4 million shares of common stock issuable upon the exercise of currently outstanding stock options and approximately 0.4 million shares of common stock issuable upon conversion of our outstanding Series A preferred stock. In addition, a maximum of approximately 7.2 million shares of our common stock could be issuable upon conversion of our 1.00% Senior Convertible Notes. Similarly, a maximum of approximately 9.0 million shares of common stock could be issuable upon conversion of our 0.875% Convertible Notes and approximately 7.0 million shares of common stock could be issuable due to the issuance of warrants we issued in connection with the offering of our 0.875% Convertible Notes. All of the shares of our common stock that could be issued pursuant to the conversion of our 0.875% Convertible Notes by holders who are not our affiliates would be freely tradable by such holders.
•	Our convertible note hedge and warrant transactions may affect the trading price of our common stock.
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
The effect, if any, of these transactions and activities in connection with the 0.875% Convertible Notes on the market price of our common stock will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the trading price of our common stock and, as a result, the number of shares and value of the common stock received upon conversion of our 0.875% Convertible Notes.

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

Manufacturing properties by country	Square Feet	Owned or Leased
North America
United States - 12	5,240,000	10 owned, 2 leased
Canada - 3	285,000	3 owned
Mexico (North) - 2	103,400	2 leased
Europe and North Africa
Spain - 4	1,373,000	4 owned
France - 1	1,000,000	1 owned
Algeria - 1	807,300	1 owned
Germany - 1	511,300	1 owned
Portugal - 1	255,000	1 owned
ROW
Venezuela - 3	1,058,400	3 owned
Brazil - 3	951,800	3 owned
Thailand - 2	640,000	2 owned
Chile - 1	516,700	1 owned
Philippines - 1	470,000	1 owned
India - 2	389,900	2 owned
New Zealand - 2	314,000	2 owned
China - 1	279,800	1 owned
Mexico (South) - 1	218,000	1 owned
Costa Rica - 1	213,000	1 owned
Zambia - 1	187,900	1 owned
Honduras - 1	76,300	1 owned

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
As part of the BICC plc acquisition, BICC agreed to indemnify General Cable against environmental liabilities existing at the date of the closing of the purchase of the business. The indemnity is for an eight-year period ending in 2007 while the Company operates the businesses subject to certain sharing of losses (with BICC plc covering 95% of losses in the first three years, 80% in years four and five and 60% in the remaining three years). The indemnity is also subject to the overall indemnity limit of $150 million, which applies to all warranty and indemnity claims in the transaction. In addition, BICC plc assumed responsibility for cleanup of certain specific conditions at several sites operated by General Cable and cleanup is mostly complete at those sites. In the sale of the businesses to Pirelli in August 2000, General Cable generally indemnified Pirelli against any environmental liabilities on the same basis as BICC plc indemnified the Company in the earlier acquisition. However, the indemnity General Cable received from BICC plc related to the European businesses sold to Pirelli terminated upon the sale of those businesses to Pirelli. At this time, there are no claims outstanding under the general indemnity provided by BICC plc. In addition, the Company generally indemnified Pirelli against other claims relating to the prior operation of the business. Pirelli has asserted claims under this indemnification. The Company is continuing to investigate and defend against these claims and believes that the reserves currently included in the Company’s consolidated balance sheets are adequate to cover any obligations it may have.
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
As part of the acquisition of Silec, SAFRAN SA agreed to indemnify General Cable against environmental losses arising from breach of representations and warranties on environmental law compliance and against losses arising from costs General Cable could incur to remediate property acquired based on a directive of the French authorities to rehabilitate property in regard to soil, water and other underground contamination arising before the closing date of the purchase. These indemnities are for a six-year period ending in 2011 while General Cable operates the businesses subject to sharing of certain losses (with SAFRAN covering 100% of losses in year one, 75% in years two and three, 50% in year four, and 25% in years five and six). The indemnities are subject to an overall limit of 4.0 million euros. As of December 31, 2008, there were no claims outstanding under this indemnity.
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

General Cable has been a defendant in asbestos litigation for approximately 20 years. As of December 31, 2008, General Cable was a defendant in 34,730 lawsuits. Also, 33,489 of these lawsuits have been brought on behalf of plaintiffs by a single admiralty law firm (“MARDOC”) and seek unspecified damages. Plaintiffs in the MARDOC cases generally allege that they formerly worked in the maritime industry and sustained asbestos-related injuries from products that General Cable ceased manufacturing in the mid-1970s. The MARDOC cases are managed and supervised by a federal judge in the United States District Court for the Eastern District of Pennsylvania (“District Court”) by reason of a transfer by the judicial panel on Multidistrict Litigation (“MDL”).
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
As of December 31, 2008, General Cable was a defendant in 34,730 cases brought in various jurisdictions throughout the United States. With regards to the 1,241 remaining non-maritime cases, General Cable has aggressively defended these cases based upon either lack of product identification as to General Cable manufactured asbestos-containing product and/or lack of exposure to asbestos dust from the use of General Cable product. In the last 20 years, General Cable has had no cases proceed to verdict. In many of the cases, General Cable was dismissed as a defendant before trial for lack of product identification.
For cases outside the MDL as of December 31, 2008, Plaintiffs have asserted monetary damages in approximately 300 cases. In 153 of these cases, plaintiffs allege only damages in excess of some dollar amount (about $217 thousand per plaintiff); in these cases there are no claims for specific dollar amounts requested as to any defendant. In 142 other cases pending in state and federal district courts (outside the MDL), plaintiffs seek approximately $349.0 million in damages from as many as 110 defendants. In five cases, plaintiffs have asserted damages related to General Cable in the amount of $2.1 million. In addition, in relation to these 300 cases, there are claims of $168.0 million in punitive damages from all of the defendants. However, many of the plaintiffs in these cases allege non-malignant injuries.
Based on our experience in this litigation, the amounts pleaded in the complaints are not typically meaningful as an indicator of the Company’s potential liability. This is because (1) the amounts claimed usually bear no relation to the level of plaintiff’s injury, if any; (2) complaints nearly always assert claims against multiple defendants (a typical complaint asserts claims against some 50 different defendants); (3) damages alleged are not attributed to individual defendants; (4) the defendants’ share of liability may turn on the law of joint and several liability; (5) the amount of fault to be allocated to each defendant is different depending on each case; (6) many cases are filed against General Cable, even though the plaintiff did not use any of General Cable’s products, and ultimately are withdrawn or dismissed without any payment; (7) many cases are brought on behalf of plaintiffs who have not suffered any medical injuries, and ultimately are resolved without any payment to that plaintiff; and (8) with regard to claims for punitive damages, potential liability generally is related to the amount of potential exposure to asbestos from a defendant’s products. General Cable’s asbestos-containing products contained only a minimal amount of fully encapsulated asbestos.
Further, as indicated above, General Cable has approximately 20 years of experience in this litigation, and has, to date, resolved the claims of approximately 11,307 plaintiffs. The cumulative average settlement through December 31, 2008 has been approximately $475 per case. However, the average settlements paid to resolve litigation in 2008 and 2007 have increased significantly above that amount as the mix of cases currently being listed for trial in state courts and those which may be listed in the future, which may need to be resolved, involve more serious asbestos related injuries. As of December 31, 2008 and 2007, the Company had accrued on its balance sheet, on a gross basis, a liability of $5.0 million and $5.2 million, respectively, for asbestos-related claims and had recorded insurance recoveries of approximately $0.5 million, respectively. The net amount of $4.5 million and $4.7 million, as of December 31, 2008 and 2007, respectively, represents the Company’s best estimate in order to cover resolution of future asbestos-related claims.

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
No matters were submitted to a vote of security holders during the fourth quarter of 2008.
PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
General Cable’s common stock is listed on the New York Stock Exchange under the symbol “BGC”. As of February 20, 2009, there were approximately 1,849 registered holders of the Company’s common stock. The following table sets forth the high and low daily sales prices for the Company’s common stock as reported on the New York Stock Exchange during the years ended December 31:

	2008		2007
	High	Low	High	Low
First Quarter	$72.04	$51.29	$55.66	$42.25
Second Quarter	73.22	59.07	79.23	51.82
Third Quarter	62.45	34.25	84.95	48.16
Fourth Quarter	35.63	7.62	83.50	62.16
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

Performance Graph
The graph below compares the annual percentage change in cumulative total shareholder return on General Cable stock in relation to cumulative total return of the Standard & Poor’s 500 Stock Index, and a peer group of companies (“2008 Peer Group”). The data shown are for the period beginning May 16, 1997, the date that General Cable (“BGC”) common stock began trading on the NYSE, through December 31, 2008.

	May	Dec.	Dec.	Dec.	Dec.	Dec.	Dec.	Dec.	Dec.	Dec.	Dec.	Dec.	Dec
	1997	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
General Cable	100	167	143	53	32	97	29	62	105	149	331	555	134
2008 Peer Group	100	124	95	160	133	112	52	95	107	118	236	277	104
S&P 500	100	117	148	177	159	138	106	134	146	150	171	177	109

(1)
Assumes the value of the investment in General Cable common stock and each index was 100 on May 16, 1997. The 2008 Peer Group consists of Belden CDT Inc. (NYSE: BDC), CommScope, Inc. (NYSE: CTV), Draka Holding, N.V. (Euronext Amsterdam Stock Exchange) and Nexans (Paris Stock Exchange). The Peer Group has consisted of the same basic companies since 2005. Returns in the 2008, 2007 and 2006 Peer Group are weighted by capitalization.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
During the fourth quarter of 2007, the Company issued $475.0 million 1.00% Senior Convertible Notes Due 2012, dated October 2, 2007, by and among General Cable Corporation, the subsidiary guarantors named therein, and U.S. Bank National Association, as Trustee. The Notes were sold to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended and related information has been previously provided on the Current Report on Form 8-K as filed on October 2, 2007 (incorporated by reference herein to Exhibit 4.9). Subsequently, on April 16, 2008, the Company completed an automatic shelf registration statement (Registration) of securities of well-known seasoned issuers on Form S-3ASR (incorporated by reference herein at Exhibit 4.13). The Registration will be used by the selling security holders to resell their Notes and common stock issuable upon conversion of their Notes. The Company will not receive any of the proceeds from the sale of the Notes or the common stock issuable upon conversion of the Notes.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Company was authorized by its Board of Directors on October 29, 2008 to institute a stock repurchase program for up to $100 million of common stock (incorporated by reference herein to Exhibit 10.55). The Company has purchased approximately $11.7 million or 1.0 million of common shares at an average price of $11.65 per share under terms of this program during the fourth quarter of 2008. In 2007, the Company did not have a stock repurchase program and as a result did not repurchase any of its common stock. The employees of the Company do have the right to surrender to the Company shares in payment of minimum tax obligations upon the vesting of grants of common stock under the Company’s equity compensation plans. Minimal shares were surrendered during the fourth quarter of 2008. For the year ended December 31, 2008, 30,509 total shares were surrendered to the Company by employees in payment of minimum tax obligations upon the vesting of nonvested stock under the Company’s equity compensation plans, and the average price paid per share was $58.43.

ITEM 6. SELECTED FINANCIAL DATA
The selected financial data for the last five years were derived from audited consolidated financial statements. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto, especially as the information pertains to 2006, 2007 and 2008 activity.

	Year Ended December 31,
	2008	2007(1)	2006(2)	2005(3)	2004
	(in millions, except metal price and share data)
Net sales	$6,230.1	$4,614.8	$3,665.1	$2,380.8	$1,970.7
Gross profit	802.4	662.7	471.0	270.7	214.7
Operating income	421.4	366.1	235.9	98.5	56.5
Other expense	(27.2)	(3.4)	(0.1)	(0.5)	(1.2)
Interest expense, net	(55.8)	(29.6)	(35.6)	(37.0)	(35.9)
Loss on extinguishment of debt	—	(25.3)	—	—	—
Income from continuing operations before income taxes	338.4	307.8	200.2	61.0	19.4
Income tax benefit (provision)	(112.7)	(99.4)	(64.9)	(21.8)	18.1
Income from continuing operations	225.7	208.4	135.3	39.2	37.5
Gain on disposal of discontinued operations	—	—	—	—	0.4
Minority interest in consolidated subsidiaries	(13.1)	(0.2)	—	—	—
Equity in net earnings of affiliated companies	4.6	0.4	—	—	—
Net income	217.2	208.6	135.3	39.2	37.9
Less: preferred stock dividends	(0.3)	(0.3)	(0.3)	(22.0)	(6.0)
Net income applicable to common shareholders	$216.9	$208.3	$135.0	$17.2	$31.9
Earnings of continuing operations per common share-basic	$4.16	$4.07	$2.70	$0.42	$0.81
Earnings of continuing operations per common share-assuming dilution	$4.07	$3.82	$2.60	$0.41	$0.75
Earnings of discontinued operations per common share-basic	$—	$—	$—	$—	$0.01
Earnings of discontinued operations per common share-assuming dilution	$—	$—	$—	$—	$0.01
Earnings per common share-basic	$4.16	$4.07	$2.70	$0.42	$0.82
Earnings per common share-assuming dilution	$4.07	$3.82	$2.60	$0.41	$0.76
Weighted average shares outstanding-basic	52.2	51.2	50.0	41.1	39.0
Weighted average shares outstanding-assuming dilution	53.4	54.6	52.0	41.9	50.3

Other Data:
Depreciation and amortization	$97.3	$63.5	$50.9	$51.0	$35.4
Capital expenditures	$217.8	$153.6	$71.1	$42.6	$37.0
Average daily COMEX price per pound of copper cathode	$3.13	$3.22	$3.09	$1.68	$1.29
Average daily price per pound of aluminum rod	$1.21	$1.23	$1.22	$0.92	$0.85

	December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:
Working capital(4)	$1,066.7	$737.7	$739.1	$378.6	$298.0
Total assets	3,840.4	3,793.6	2,218.7	1,523.2	1,239.3
Total debt	1,446.6	1,398.8	740.6	451.6	374.9
Dividends to common shareholders	—	—	—	—	—
Shareholders’ equity	708.4	676.9	434.4	293.3	301.4

(1)	Includes operating results of PDIC since October 31, 2007 and the effects of the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

(2)
This period includes the effects of the adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), Share-Based Payment, and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).

(3)
This period includes the preliminary opening balance sheet figures for Silec as of December 31, 2005. Due to the purchase dates, the effects of the acquisitions on the statements of operations’ data were not material.

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
Overview
General Cable is a global leader in the development, design, manufacture, installation, marketing and distribution of copper, aluminum and fiber optic wire and cable products. The Company’s operations are divided into three reportable segments: North America, Europe and North Africa and ROW.
The Company has a strong market position in each of the segments in which it competes due to product, geographic, and customer diversity and the Company’s ability to operate as a low cost provider. The Company sells a wide variety of copper, aluminum and fiber optic wire and cable products, which it believes represents one of the most diversified product lines in the industry. As a result, the Company is able to offer its customers a single source for most of their wire and cable requirements. As of December 31, 2008, the Company manufactures its product lines in 46 facilities and sells its products worldwide through its global operations.
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
General Cable analyzes its worldwide operations based on three geographical reportable segments: 1) North America, 2) Europe and North Africa and 3) ROW. The following table sets forth net sales and operating income by geographic group for the periods presented, in millions of dollars:

	Year Ended December 31
(in millions)	2008	2007	2006
Net sales:
North America	$2,178.7	$2,243.7	$2,058.6
Europe and North Africa	2,175.3	1,939.7	1,446.8
ROW	1,876.1	431.4	159.7

Total	$6,230.1	$4,614.8	$3,665.1

Operating Income:
North America	$122.5	$179.4	$128.9
Europe and North Africa	162.2	162.4	101.9
ROW	136.7	24.3	5.1

Total	$421.4	$366.1	$235.9

General Cable’s reported net sales are directly influenced by the price of copper, and to a lesser extent, aluminum. The price of copper and aluminum as traded on the London Metal Exchange (“LME”) and COMEX has historically been subject to considerable volatility and, during the past few years, global copper prices have established new average record highs as demonstrated in the table above at Item 1 Raw Materials Sources and Availability.
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

The Company has experienced volatility on raw materials other than copper and aluminum used in cable manufacturing, such as insulating compounds, steel and wood reels, freight costs and energy costs. Generally, the Company attempts to adjust selling prices in most of its markets in order to offset the impact of this raw material price and other cost volatility, particularly in periods of rising costs. However, the Company’s ability to ultimately realize price increases, in periods of rising costs, is influenced by competitive conditions in its markets, including manufacturing capacity utilization. In addition, a sudden rise in raw material prices when combined with the normal lag time between an announced customer price increase and its effective date in the market, may result in the Company not fully recovering these increased costs. If the Company were not able to adequately increase selling prices in a period of rising raw material costs, the Company may experience a decrease in reported earnings.
Current Business Environment
The wire and cable industry is competitive, mature and cost driven with minimal differentiation for many product offerings among industry participants from a manufacturing or technology standpoint. During recent years, the Company’s end markets have recovered from the previous low points of demand experienced in 2003; however beginning in the fourth quarter of 2007 and continuing throughout 2008, an economic slowdown in the United States and slowing growth in certain European markets has resulted in lower demand during 2008 as compared to 2007. In the past several years, there has been significant merger and acquisition activity, which, the Company believes, has led to a reduction in inefficient, high cost capacity in the industry.
In addition to the factors previously mentioned, General Cable is currently being affected by the following macro-level trends:
•	Slowing global growth and in many markets recessionary conditions;
•
Weakness in demand for low-voltage electric utility products in North America and construction products in Europe, particularly as a result of the accelerated deterioration in the Spanish construction markets;

•	Slowing demand and lower pricing across a broad spectrum of product lines in North America as a result of weak economic conditions and heightened competitive environment;
•	Continued decline in demand for copper based telecommunication products;
•	Continued political uncertainty and currency volatility in certain developing markets;
•	Worldwide underlying long term growth trends in electric utility and infrastructure markets;
•	Continuing demand for natural resources, such as oil and gas, and alternative energy initiatives; and
•	Increasing demand for further deployment of submarine power and fiber optic communication systems.
The Company’s overall financial results discussed in the following MD&A demonstrate the diversification of the Company’s product offering. In addition to the aforementioned macro-level trends, the Company anticipates that the following trends may affect the financial results of the Company during 2009. The Company’s working capital requirements have been and are expected to be impacted by continued volatile raw materials costs, including metals and insulating materials as well as freight and energy costs. Raw material costs, particularly copper and aluminum prices, have been and will likely continue to be volatile. Also, certain currencies around the world have been and are anticipated to remain volatile, particularly in developing markets located in certain countries in South America and Sub-Sahara Africa. Additionally, credit markets in the United States and other regions around the world have grown increasingly restrictive due to economic conditions and as a result access to capital will need to be actively managed, as more fully discussed below.
As part of General Cable’s ongoing efforts to reduce total operating costs, the Company continuously evaluates its ability to more efficiently utilize existing manufacturing capacity. Such evaluation includes the costs associated with and benefits to be derived from the combination of existing manufacturing assets into fewer plant locations and the possible outsourcing of certain manufacturing processes. During 2006 and 2007, due to high utilization rates and strong economic conditions, no facility closures occurred. However, during the fourth quarter 2007, the Company rationalized outside plant telecommunication products manufacturing capacity due to continued declines in telecommunications cable demand. The Company closed a portion of its telecommunications capacity and recorded a pre-tax charge to write-off certain production equipment of $6.6 million. This action freed approximately 100,000 square feet of manufacturing space to manufacture energy, industrial and construction cable products for the Central and South American markets as well as the local Mexican market. There were no facility closures during 2008.
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

As more fully discussed below in the Liquidity and Capital Resources section, the Company’s current business environment encompasses credit markets in the United States and in certain other regions around the world that have grown increasingly restrictive. The Company has access to various credit facilities around the world and believes that it can adequately fund its global working capital requirements through both internal operating cash flow and use of the various credit facilities. Overall, the capital structure changes made in the recent years should allow the Company to maintain financial flexibility and a lower average effective interest rate on outstanding debt when compared to prior years. However, the Company anticipates upward pressure on interest rates on certain of its credit facilities outside of North America at the time of renewal in the coming year. Additionally, as a result of the significant and rapid decline in metal prices beginning in September 2008, the Company’s working capital requirements are expected to be reduced resulting in significant operating cash flow generation which has been partially offset by lower account receivables and inventory values.
Acquisitions and Divestitures
General Cable actively seeks to identify key global macroeconomic and geopolitical trends in order to capitalize on expanding markets and new niche markets or exit declining or non-strategic markets in order to achieve better returns. The Company also sets aggressive performance targets for its business and intends to refocus or divest those activities, which fail to meet targets or do not fit long-term strategies. The results of operations of the acquired businesses discussed below have been included in the consolidated financial statements since the respective dates of acquisition.
On June 30, 2008, the Company and its joint venture partner, A. Soriano Corporation (Anscor), announced that the Company acquired and consolidated Phelps Dodge Philippines (PDP) through an increase in its equity investment from 40% to 60%. The Company paid approximately $16.4 million (at prevailing exchange rates) in cash to the sellers in consideration for the additional equity interest in PDP and incurred insignificant fees and expenses related to the transaction. PDP is a joint venture established in 1955 by Anscor, a Philippine public holding company with diverse investments, and Phelps Dodge International Corporation (PDIC), a subsidiary of the Company which was acquired in the fourth quarter of 2007. PDP employs approximately 277 associates and operates one of the largest wire and cable manufacturing facilities in the Philippines. The investment complements the Company’s strategy in the region by providing a platform for further penetration into Southeast Asia markets as well as supporting ongoing operations in Australia, the Middle East and South Africa. In 2007, the last full year before the purchase of additional equity ownership, PDP reported net revenues of approximately $100 million. Net assets and pro forma results of the PDP acquisition are immaterial.
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

Critical Accounting Policies and Estimates
The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. A summary of significant accounting policies is provided in Note 2 to the Consolidated Financial Statements. The application of these policies requires management to make estimates and judgments that affect the amounts reflected in the consolidated financial statements. Management bases its estimates and judgments on historical experience, information that is available to management about current events and actions the Company may take in the future and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The most critical judgments impacting the financial statements include those policies described below. In addition, significant estimates and judgments are also involved in the valuation allowances for sales incentives and accounts receivable; warranty, uncertain tax positions, legal, environmental, asbestos and customer reel deposit liabilities; assets and obligations related to other postretirement benefits; and self-insured workers’ compensation and health insurance reserves. Management believes these judgments have been materially accurate in the past and the basis for these judgments should not change significantly in the future. Management periodically evaluates and updates the estimates used in the application of its accounting policies, adjusts amounts in the consolidated financial statements as necessary and has discussed the development, selection and disclosure of these estimates with the Audit Committee of the Company’s Board of Directors.
Inventory Costing and Valuation
General Cable utilizes the LIFO method of inventory accounting for the majority of its metals inventory. The Company’s use of the LIFO method results in its consolidated statement of operations reflecting the current costs of metals, while metals inventories in the balance sheet are valued at historical costs as the LIFO layers were created. If LIFO inventory quantities are reduced in a period when replacement costs exceed the LIFO value of the inventory, the Company would experience an increase in reported earnings. Conversely, if LIFO inventory quantities are reduced in a period when replacement costs are lower than the LIFO value of the inventory, the Company would experience a decline in reported earnings. If the Company were not able to recover the LIFO value of its inventory in some future period when replacement costs were lower than the LIFO value of the inventory, the Company would be required to take a charge to recognize in its consolidated statement of operations an adjustment of LIFO inventory to market value.
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
Benefit costs for the defined benefit pension plans sponsored by General Cable are determined based principally upon certain actuarial assumptions, including the discount rate and the expected long-term rate of return on assets. The weighted-average discount rate used to determine the net pension cost for 2008 was 6.00% for the U.S. defined benefit pension plans. The weighted-average discount rate as of December 31, 2008 that was used to determine benefit obligations was 5.75% for the U.S. defined benefit pension plans, and was determined based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency which are expected to be available during the period to maturity of the projected pension benefit obligations and based on information received from actuaries. The weighted-average discount rate used to determine the net pension cost for 2008 was 5.76% for the non-U.S. defined benefit pension plans. Non-U.S. defined benefit pension plans followed a similar evaluation process based on financial markets in those countries where General Cable provides a defined benefit pension plan, and the weighted-average discount rate used to determine benefit obligations for General Cable’s non-U.S. defined benefit pension plans was 5.91% as of December 31, 2008. General Cable’s expense under both U.S. and non-U.S. defined benefit pension plans is determined using the discount rate as of the beginning of the fiscal year, so 2009 expense for the defined benefit pension plans will be based on the weighted-average discount rate of 5.75% for U.S. plans and 5.91% for non-U.S. plans.

The weighted-average long-term expected rate of return on assets is assumed to be 7.80% for 2009, reflecting an 8.50% weighted-average rate for the U.S. plans. The weighted-average long-term expected rate of return on assets is based on input from actuaries, including their review of historical 10-year, 20-year, and 25-year rates of inflation and real rates of return on various broad equity and bond indices in conjunction with the diversification of the asset portfolio. The expected long-term rate of return on assets for the qualified U.S. defined benefit pension plan is based on an asset allocation assumption of 65% allocated to equity investments, with an expected real rate of return of 8%, and 35% to fixed-income investments, with an expected real rate of return of 2%, and an assumed long-term rate of inflation of 3%. The actual asset allocations were 56% of equity investments and 44% of fixed-income investments at December 31, 2008 and 64% of equity investments and 36% of fixed-income investments at December 31, 2007. The expected long-term rate of return on assets of 6.7% for qualified non-U.S. defined benefit plans is based on a weighted-average asset allocation assumption of 52% allocated to equity investments, 44% to fixed-income investments and 4% to other investments. The actual weighted-average asset allocations were 49% of equity investments, 47% of fixed-income investments and 4% of other investments at December 31, 2008 and 56% of equity investments, 40% of fixed-income investments and 4% of other investments at December 31, 2007. Management believes that long-term asset allocations on average and by location will approximate the Company’s assumptions and that the long-term rate of return used by each country that is included in the weighted-average long-term expected rate of return on assets is a reasonable assumption.
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
General Cable evaluates its actuarial assumptions at least annually, and adjusts them as necessary. The Company uses a measurement date of December 31 for all of its defined benefit pension plans. In 2008, pension expense for the Company’s defined benefit pension plans was $8.2 million. Based on a weighted-average expected rate of return on plan assets of 7.80%, a weighted-average discount rate of 5.90% and various other assumptions, the Company estimates its 2009 pension expense for its defined benefit pension plans will increase approximately $8.5 million from 2008. A 1% decrease in the assumed discount rate would increase pension expense by approximately $1.8 million. Future pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the populations participating in the plans. In the event that actual results differ from the actuarial assumptions, the funded status of the defined benefit pension plans may change and any such change could result in a charge or credit to equity and an increase or decrease in future pension expense and cash contributions.
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
The Company records a valuation allowance to reduce deferred tax assets to the amount that it believes is more likely than not to be realized. The valuation of the deferred tax asset is dependent on, among other things, the ability of the Company to generate a sufficient level of future taxable income. In estimating future taxable income, the Company has considered both positive and negative evidence, such as historical and forecasted results of operations, including prior losses, and has considered the implementation of prudent and feasible tax planning strategies. At December 31, 2008, the Company had recorded a net deferred tax asset of $82.2 million ($124.7 million net current deferred tax asset less $42.5 million net long term deferred tax liability). The Company has and will continue to review on a quarterly basis its assumptions and tax planning strategies, and, if the amount of the estimated realizable net deferred tax asset is less than the amount currently on the balance sheet, the Company would reduce its deferred tax asset, recognizing a non-cash charge against reported earnings. Likewise, if the Company determines that a valuation allowance against a deferred tax asset is no longer appropriate, the adjustment to the valuation allowance would reduce income tax expense. In 2008 and 2007, the Company determined that improved business performance, expectations of future profitability, and other relevant factors constituted sufficient positive evidence to recognize certain foreign and state deferred tax assets. Accordingly, the Company adjusted the valuation allowances and recognized income tax benefits of approximately $3.2 million in 2008 and $12.2 million in 2007.

In July 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” was issued. This Interpretation clarifies accounting for uncertain tax positions in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. This Interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of Interpretation 48 decreased shareholders’ equity as of January 1, 2007 by approximately $18.8 million. See Note 11 for additional information.
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
Long-Lived Assets, Goodwill and Impairment
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
The carrying value of goodwill and other intangible assets with indefinite lives are reviewed annually for possible impairment. The impairment review is incorporates both a market and income valuation approach. The income approach relies on a discounted cash flow model that requires significant management judgment with respect to sales, gross margin and expense growth rates, and selection and use of an appropriate discount rate. The use of different assumptions would increase or decrease estimated discounted future cash flows and could increase or decrease an impairment charge. The occurrence of unexpected events or changes in circumstances, such as adverse business conditions or other economic factors, would determine the need for impairment testing between annual impairment tests.

Share-Based Compensation
There are certain employees with various forms of share-based payment awards for which the Company recognizes compensation costs for these awards based on their fair values. The fair values of certain awards are estimated on the grant date using the Black-Scholes option pricing formula, which incorporates certain assumptions regarding the expected term of an award and expected stock price volatility. The Company will develop the expected term assumption based on the vesting period and contractual term of an award, historical exercise and post-vesting cancellation experience, stock price history, plan provisions that require exercise or cancellation of awards after employees terminate, and the extent to which currently available information indicates that the future is reasonably expected to differ from past experience. The Company develops the expected volatility assumptions based on the monthly historical price data from the Company’s common stock and other economic data trended into future years. After calculating the aggregate fair value of an award, the Company uses an estimated forfeiture rate to discount the amount of share-based compensation costs to be recognized in the operating results over the service period of the award. The Company develops the forfeiture assumption based on its historical pre-vesting cancellation experience. Key assumptions are described in further detail in Note 14 to the consolidated financial statements.
New Accounting Standards
A discussion of recently issued accounting pronouncements is described in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report, and we incorporate such discussion in this MD&A by reference and make it a part hereof.
Results of Operations
The following table sets forth, for the periods indicated, consolidated statement of operations data in millions of dollars and as a percentage of net sales. Percentages may not add due to rounding.

	Year Ended December 31,
	2008		2007		2006
	Amount	%	Amount	%	Amount	%
Net sales	$6,230.1	100.0%	$4,614.8	100.0%	$3,665.1	100.0%
Cost of sales	5,427.7	87.1%	3,952.1	85.6%	3,194.1	87.1%

Gross profit	802.4	12.9%	662.7	14.4%	471.0	12.9%
Selling, general and administrative expenses	381.0	6.1%	296.6	6.4%	235.1	6.4%

Operating income	421.4	6.8%	366.1	7.9%	235.9	6.4%
Other expense	(27.2)	(0.4)%	(3.4)	(0.1)%	(0.1)	—%
Interest expense, net	(55.8)	(0.9)%	(29.6)	(0.6)%	(35.6)	(1.0)%
Loss on extinguishment of debt	—	—%	(25.3)	(0.5)%	—	—%

Income before income taxes	338.4	5.4%	307.8	6.7%	200.2	5.5%
Income tax provision	(112.7)	(1.8)%	(99.4)	(2.1)%	(64.9)	(1.8)%
Minority interests in consolidated subsidiaries	(13.1)	(0.2)%	(0.2)	—%	—	—%
Equity in net earnings of affiliated companies	4.6	0.1%	0.4	—%	—	—%

Net income	217.2	3.5%	208.6	4.5%	135.3	3.7%
Less: preferred stock dividends	(0.3)	—%	(0.3)	—%	(0.3)	—%

Net income applicable to common shareholders	$216.9	3.5%	$208.3	4.5%	$135.0	3.7%

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007
The net income applicable to common shareholders was $216.9 million in 2008 compared to net income applicable to common shareholders of $208.3 million in 2007. Generally, the increase in net income applicable to common shareholders was principally due to the Company’s exposure to global infrastructure markets, the full year benefit of the acquisition of PDIC, the acquisition of Enica Biskra in May 2008 and favorable currency exchange translation all of which more than offset a decrease in North America operating results and higher net interest expense as a result of international working capital lines of credit supporting operations in the ROW segment and incremental borrowings in the Europe and North Africa segment related to the May 2008 acquisition of Enica Biskra. The net income applicable to common shareholders for 2008 included a pre-tax $32.0 million lower of cost or market charge related to raw material metal inventory, a pre-tax $2.4 million LIFO inventory quantity liquidation gain and a pre-tax $27.2 million charge related to foreign currency transaction adjustments resulting principally from the sudden devaluation of certain emerging market currencies in South America and Sub-Sahara Africa. In comparison, net income applicable to common shareholders for 2007 included a pre-tax $4.5 million lower of cost or market charge related to raw material metal inventory, a pre-tax $5.3 million benefit from the favorable resolution of customer project performance obligations, a $6.6 million pre-tax charge related to the write-off of certain telecommunication production equipment, a pre-tax $25.3 million loss on extinguishment of debt related to the tender offer on our $285 million 9.5% Senior Notes and a benefit of $5.7 million due to state deferred tax valuation allowance releases. Additionally, the 2007 net income available to common shareholders includes the benefit of two months of operations for the PDIC business acquired on October 31, 2007.

Net Sales
The following tables set forth net sales, metal-adjusted net sales and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for 2007 have been adjusted to reflect the 2008 copper COMEX average price of $3.13 per pound (a $0.09 decrease compared to the prior period) and the aluminum rod average price of $1.21 per pound (a $0.02 decrease compared to the prior period). Metal-adjusted net sales, a non-GAAP financial measure, are provided herein in order to eliminate the effect of metal price volatility from the comparison of revenues from one period to another. The comparable GAAP financial measure is set forth above. See previous discussion of metal price volatility in the “Overview” section.

	Net Sales
	Year Ended December 31,
	2008		2007
	Amount	%	Amount	%
North America	$2,178.7	35%	$2,243.7	49%
Europe and North Africa	2,175.3	35%	1,939.7	42%
ROW	1,876.1	30%	431.4	9%

Total net sales	$6,230.1	100%	$4,614.8	100%

	Metal-Adjusted Net Sales
	Year Ended December 31,
	2008		2007
	Amount	%	Amount	%
North America	$2,178.7	35%	$2,248.7	49%
Europe and North Africa	2,175.3	35%	1,935.7	42%
ROW	1,876.1	30%	376.2	9%

Total metal-adjusted net sales	$6,230.1	100%	4,560.6	100%

Metal adjustment	—		54.2

Total net sales	$6,230.1		$4,614.8

	Metal Pounds Sold
	Year Ended December 31,
	2008		2007
	Pounds	%	Pounds	%
North America	366.8	33%	394.9	49%
Europe and North Africa	346.5	32%	336.8	41%
ROW	388.0	35%	79.8	10%

Total metal pounds sold	1,101.3	100%	811.5	100%

Net sales increased $1,615.3 million to $6,230.1 million, or 35%, in 2008 from 2007 while metal-adjusted net sales increased $1,669.5 million, or 37%, in 2008 from 2007. The metals-adjusted net sales increase of $1,669.5 million included $1,601.2 million or 96.0% of the increase attributable to acquisitions, primarily related to the PDIC business which was acquired on October 31, 2007 and the previously mentioned acquisitions in the Europe and North Africa segment. In addition to the impact of acquisitions, the increase in metal-adjusted net sales reflects the favorable impact of foreign currency exchange rate changes of approximately $110.5 million and increases in selling prices/product mix improvements of approximately $206.3 million. These increases are partially offset by a decrease in sales volume of approximately $223.5 million. Volume, as measured by metal pounds sold, increased by 289.8 million pounds, or 36%, in 2008 compared to 2007 due primarily to acquired businesses. Excluding the impact of acquisitions, metal pounds sold decreased by 39.6 million pounds or 4.9% as more fully described below. Metal pounds sold is provided herein as the Company believes this metric to be a consistent year over year measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. Generally, the Company has attempted to recover higher metal costs and inflation on non-metals raw materials used in cable manufacturing, such as insulating compounds and steel and wood reels, as well as increased freight and energy costs through increased selling prices.
Metal-adjusted net sales in the North America segment decreased $70.0 million, or 3.1%, in 2008 compared to 2007. Lower sales volume of approximately $159.7 million was primarily the result of ongoing weak economic conditions in the United States and continued softness in demand for electric utility distribution and transmission cables combined with an overall decrease in demand for copper intensive outside plant telecommunications cable from the Regional Bell Operating Companies (RBOCs) and communications distribution products. This lower sales volume was partially offset by favorable foreign currency exchange rate changes of approximately $4.7 million, principally related to the Canadian dollar, and product mix improvement of approximately $94.3 million. In general, for much of the year, the Company increased selling prices to recover higher metal costs, inflation on non-metals raw materials and increased freight and energy costs.

The following additional trends in 2008 also affected the results of North America. Weakness in the housing industry in the United States continued to negatively impact the demand for low-voltage and smaller gauge size cables used in electric power distribution. While the passage of energy legislation in the United States in 2005 aimed at improving the transmission grid infrastructure is expected to contribute to the increase in demand for the Company’s products over time, growth rates continue to be and are prospectively expected to be highly variable depending on related product business cycles and the approval and funding cycle times for large utility projects. The Company believes that utilities may also be curtailing capital expenditures or taking a more guarded approach to grid reliability problems in the face of the economic conditions and tightened credit markets in the United States. Demand trends for telecommunication products from the RBOCs continue to decline due to the RBOCs broadband investment strategy exacerbated by the weakness in the U.S. housing market as well as RBOC merger activity, allocation of capital to fiber-to-the-home initiatives, and budgetary constraints caused partially by higher copper costs has reduced both RBOC and distributor purchasing volume in this segment. The negative trends discussed above have been partially offset by increasing demand for alternative energy products as well as products used for energy exploration in the mining, oil, gas, and petrochemical markets, a trend the Company expects to continue over the long-term partly as a result of volatile energy prices and federal government economic stimulus plans.
Metal-adjusted net sales in the Europe and North Africa segment increased $239.6 million, or 12.4%, in 2008 compared to 2007. The increase includes $136.0 million of net sales attributable to the results of acquired businesses. In addition to the impact from acquisitions, the increase reflects selling price increases in excess of higher metal costs and other inputs and product mix improvement of approximately $53.2 million and favorable foreign currency exchange rate changes of approximately $147.2 million, primarily due to the strength of the Euro relative to the dollar. Excluding acquisitions, these increases were partially offset by a decrease in volume of approximately $54.2 million. Lower demand for low-voltage and building wire products in the Spanish domestic construction market has been partially offset by stronger electric utility and electrical infrastructure demand throughout Europe, particularly, demand for medium-voltage high-voltage and extra-high-voltage cables to upgrade the electricity grid as well as projects involving submarine energy cables and other alternative energy projects for much of the year. European markets in general have weakened near the end of the year and are expected to remain relatively weak into 2009.
Metal-adjusted net sales in the ROW segment increased $1,499.9 million in 2008 compared to 2007. The increase reflects the inclusion of recent acquisitions, accounting for $1,465.2 million of the metals-adjusted net sales increase. Acquisition related sales of electrical infrastructure and electric utility products were strong, particularly in the developing countries of Central and South America where there continues to be a high level of construction and mining activity as well as programs to bring electricity further into the rural areas, such as Brazil’s “Lights for All” program. A favorable price and product mix of $59.7 million has been offset by unfavorable foreign currency exchange rate changes of approximately $41.4 million, primarily due to the devaluation of most emerging market currencies in South America and Sub-Sahara Africa relative to the dollar.
Gross Profit
Gross profit increased $139.7 million, or 21%, in 2008 from 2007. Gross profit as a percentage of metal-adjusted net sales was 12.9% for 2008 and was 14.5% for 2007. Additionally, the acquisition of PDIC accounted for $230.8 million or 28.8% of gross profit for 2008. The reduction in gross profit margin on a metal-adjusted net sales basis is principally related to the lower of cost or market accounting related charges of $32.0 million in 2008 and the general economic slowdown experienced in the North America segment resulting in lower plant utilization, softening end user demand and an unfavorable pricing environment on certain electric utility products for most of the year.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $84.4 million, or 28.5%, in 2008 from 2007. Approximately $75.0 million or 89% of the increase is related to acquired businesses and strategic employee additions throughout the Company in order to support the Company’s growth initiatives and to increase process capability. The increase in SG&A costs was also due in part to unfavorable foreign currency exchange rates in 2008 of $7.8 million. Reported SG&A was 6.1% of net sales in 2008, an improvement as compared to the prior year, at 6.5% of metal-adjusted net sales in 2007.

Operating Income
The following table sets forth operating income by segment, in millions of dollars.

	Operating Income
	Year Ended December 31,
	2008		2007
	Amount	%	Amount	%
North America	$122.5	29%	$179.4	49%
Europe and North Africa	162.2	39%	162.4	44%
ROW	136.7	32%	24.3	7%

Total operating income	$421.4	100%	$366.1	100%

Operating income increased $55.3 million to $421.4 million in 2008 from $366.1 million in 2007. This increase is primarily attributable to the Company’s ROW segment which increased operating income by $112.4 million, primarily as a result of the acquisition of PDIC, as well as a $12.2 million favorable impact of foreign currency exchange rate changes, a global selling price and product mix improvement and ongoing Lean manufacturing cost containment and efficiency efforts. These increases are partially offset by a $32.0 million lower of cost or market adjustment primarily related to raw material metal inventory and the $56.9 million decrease in the operating result of the Company’s North America segment.
The decrease in operating income for the North America segment of $56.9 million is largely the result of lower volume as a result of continued softness in demand for the segment’s electric utility and certain communication products as well as higher raw material and transportation costs. Persistent softness in the housing market has had a negative impact on the demand for low-voltage and smaller gauge size cables used in electric power distribution as well as copper-based telecommunication products used by RBOC’s in new housing starts. A broad spectrum of other product lines in North America also experienced reduced demand and pricing pressure as a result of the weak economy and competitive environment as well as increased raw material and energy input costs for most of the year.
Operating income for the Europe and North Africa segment decreased $0.2 million in 2008 from 2007. Increased selling prices in excess of higher metals costs and other cost inputs for the year, positive product mix changes and the favorable impact of $12.1 million of foreign currency exchange rate changes helped to offset a raw material metal inventory lower of cost or market adjustment of $8.0 million and continued softness in demand for residential low-voltage cables and building wire due to the economic slowdown in the Spanish housing market. Additionally, the prior year included the benefit from a $5.3 million favorable resolution of customer project performance obligations during 2007.
Operating income for the ROW segment increased $112.4 million in 2008 from 2007. The increase in operating income was primarily due the inclusion of a full year of operating results of the acquired PDIC business. This increase in operating income has been offset by raw material metal inventory lower of cost or market adjustments of approximately $23.6 million.
Other Expense
Other expense of $27.2 million in 2008 and $3.4 million in 2007 is principally comprised primarily of foreign currency transaction losses that resulted from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated. The change year over year is primarily the result of the rapid and significant devaluation of certain emerging market currencies principally in South America and Sub-Sahara Africa during the period from mid-September through the end of October.
Interest Expense
Net interest expense increased to $55.8 million in 2008 from $29.6 million in 2007. The increase in interest expense is due to higher average debt levels in 2008 as compared to 2007, primarily related to the October 2007 issuance of the Company’s $475.0 million 1.00% Senior Convertible Notes to partially fund the PDIC acquisition, the addition of PDIC credit facilities supporting operations in the ROW segment and additional borrowings in Europe related to the May acquisition of Enica Biskra as well as increased borrowing on the Company’s Amended Credit Facility throughout the year. The Company also reported less interest income in 2008 as a result of using existing cash to partially fund the PDIC acquisition and lower interest rates earned on cash. These increases were partially offset by a year over year reduction in interest rates on the Company’s $125.0 million floating rate Senior Notes.

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
Tax Provision
The Company’s effective tax rate for 2008 and 2007 was 33.3% and 32.3%, respectively. The effective tax rates for 2008 and 2007 were impacted by the recognition of approximately $3.2 million and $12.2 million, respectively, of certain foreign and state deferred tax assets due to improved profitability in the relevant jurisdictions.
Preferred Stock Dividends
During 2008 and 2007, the Company accrued and paid $0.3 million in dividends on its Series A preferred stock.
Year Ended December 31, 2007 Compared with Year Ended December 31, 2006
The net income applicable to common shareholders was $208.3 million in 2007 compared to net income applicable to common shareholders of $135.0 million in 2006. The net income applicable to common shareholders for 2007 included a $0.3 million dividend on the Series A preferred stock, a pre-tax $4.5 million lower of cost or market charge related to raw material inventory, a pre-tax $5.3 million benefit from the favorable resolution of customer project performance obligations, $2.0 million in additional compensation expense from adopting SFAS 123(R), a $6.6 million pre-tax charge related to the write-off of certain telecommunication production equipment, a pre-tax $25.3 million loss on extinguishment of debt related to the tender offer on our $285 million 9.5% Senior Notes and a benefit of $5.7 million due to state deferred tax valuation allowance releases. Additionally, the 2007 net income available to common shareholders includes the benefit of two months of operations for the PDIC business acquired on October 31, 2007.
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

	Net Sales
	Year Ended December 31,
	2007		2006
	Amount	%	Amount	%
North America	$2,243.7	49%	$2,058.6	56%
Europe and North Africa	1,939.7	42%	1,446.8	40%
ROW	431.4	9%	159.7	4%

Total net sales	$4,614.8	100%	$3,665.1	100%

	Metal-Adjusted Net Sales
	Year Ended December 31,
	2007		2006
	Amount	%	Amount	%
North America	$2,243.7	49%	$2,100.4	56%
Europe and North Africa	1,939.7	42%	1,475.5	40%
ROW	431.4	9%	164.5	4%

Total metal-adjusted net sales	4,614.8	100%	3,740.4	100%

Metal adjustment	—		(75.3)

Total net sales	$4,614.8		$3,665.1

	Metal Pounds Sold
	Year Ended December 31,
	2007		2006
	Pounds	%	Pounds	%
North America	394.9	49%	428.2	56%
Europe and North Africa	336.8	41%	307.9	40%
ROW	79.8	10%	28.2	4%

Total metal pounds sold	811.5	100%	764.3	100%

Net sales increased $949.7 million, or 26%, in 2007 from 2006. After adjusting 2006 net sales to reflect the $0.13 increase in the average monthly COMEX price per pound of copper and the $0.01 increase in the average aluminum rod price per pound in 2007, net sales increased $874.4 million, or 23%, in 2007 from 2006. The metals-adjusted net sales increase of $874.4 million included $436.2 million of sales attributable to acquisitions, primarily related to the PDIC business which was acquired on October 31, 2007 and previously mentioned acquisitions in Europe. In addition to the impact of acquisitions, the increase in metal-adjusted net sales reflects the favorable impact of foreign currency exchange rate changes of approximately $172 million and increases in selling prices/product mix improvements of approximately $482 million. These increases are partially offset by a decrease in sales volume of approximately $213 million. Volume, as measured by metal pounds sold, increased by 47.2 million pounds, or 6%, in 2007 compared to 2006 due to acquired businesses. Excluding the impact of acquisitions, metal pounds sold decreased by 43.8 million pounds. Metal pounds sold is provided herein as the Company believes this metric to be a consistent year over year measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. Generally, the Company has attempted to recover higher metal costs and inflation on non-metals raw materials used in cable manufacturing, such as insulating compounds and steel and wood reels, as well as increased freight and energy costs through increased selling prices.
Metal-adjusted net sales in the North America segment increased $143.3 million, or 7%, in 2007 compared to 2006. The increase reflects price and product mix improvement of approximately $289 million and favorable foreign currency exchange rate changes of approximately $19 million, principally related to the Canadian dollar. In general, the Company increased selling prices to recover continued higher metal costs, inflation on non-metals raw materials and increased freight and energy costs. However, contractual customer pricing did not allow for increases related to certain communications products. Through forward price agreements, the Company was economically hedged against this exposure and the lower selling prices did not materially impact the Company’s financial results for 2007. These increases were partially offset by a decrease in sales volume of approximately $164 million. The decrease in sales volume was primarily the result of an overall decrease in demand for outside plant telecommunications cable from the Regional Bell Operating Companies (RBOCs) and decrease in demand from the communications distribution market combined with a decrease in demand for electric utility distribution cables.
Continued weakness in the housing industry in the United States has had a negative impact on the demand for low-voltage and smaller gauge size cables used in electric power distribution during the second half of 2007. While the passage of energy legislation in the United States in 2005 aimed at improving the transmission grid infrastructure is expected to contribute to the increase in demand for the Company’s products over time, growth rates are expected to be highly variable depending on related product business cycles and the approval and funding cycle times for large utility projects. Demand trends for telecommunication products from the RBOCs continue to be dependent on the selected strategy of their broadband rollout. Those favoring a copper/fiber hybrid model have been showing flat to marginally decreased demand, while those taking a fiber-to-the-home strategy continue to show weakness in demand for copper products. For example, total metal pounds shipped for copper based telecommunication products have decreased 29.3 million pounds in 2007 or approximately 36%. Demand trends continue to be affected by high copper prices, which make alternatives to copper-based cable and wire comparatively more affordable, and by RBOC merger activity and budgetary constraints. These decreases were partially offset by increasing demand for products used for energy exploration in the mining, oil, gas, and petrochemical markets, a trend the Company expects to continue partly as a result of higher oil prices. Additionally, demand for low- and medium-voltage electrical infrastructure products driven by a continued turnaround in industrial construction spending contributed to volume growth, as did the expansion of the Company’s customer base for its ignition wire sets.
Metal-adjusted net sales in the Europe and North Africa segment increased $464.2 million, or 32%, in 2007 compared to 2006. The increase includes $189 million of net sales attributable to the results of acquired businesses. In addition to the impact from acquisitions, the increase reflects selling price increases in excess of higher metal costs and other inputs and product mix improvement of approximately $182 million and favorable foreign currency exchange rate changes of approximately $131 million, primarily due to the strength of the Euro relative to the dollar. These increases were partially offset by a decrease in volume of approximately $37 million. The volume decline was primarily due to lower demand for low-voltage products and building wire in the Spanish domestic construction market, partially offset by strong construction markets elsewhere in the European Union. The decrease in volume was also partially offset by higher demand for medium-voltage and high-voltage cables in Europe to upgrade the electricity grid. The Company expects to continue to experience strong demand for electric utility and industrial infrastructure products as well as its extra high-voltage underground systems over time.

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
Liquidity and Capital Resources
In general, General Cable requires cash for working capital, capital expenditures, investment in internal product development, debt repayment, salaries and related benefits, interest, Series A preferred stock dividends, repurchase of common shares and taxes. General Cable’s working capital requirement decreases when it experiences softening incremental demand for products and/or a significant reduction in the price of copper, aluminum and/or other raw material cost inputs. Based upon historical experience, the cash on its balance sheet and the expected availability of funds under its current credit facilities, the Company believes its sources of liquidity will be sufficient to enable it to meet the Company’s cash requirements for working capital, capital expenditures, debt repayment, salaries and related benefits, interest, Series A preferred stock dividends, repurchase of common shares and taxes for the next twelve months and foreseeable future.
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

Summary of Cash Flows
Cash flow provided by operating activities in 2008 was $229.4 million. This reflects net income before depreciation and amortization, foreign currency exchange loss, deferred income taxes, excess tax benefit from stock based compensation and loss on the disposal of property of $352.5 million. Additionally, cash inflows resulted from decreases in accounts receivables and other assets of $26.7 million and $18.6 million, respectively, as well as a $32.0 million lower of cost or market raw material inventory charge. The decrease in accounts receivables is partly due to demand trends, which are discussed below related to inventory, and to a lesser extent global selling prices in response to lower raw material costs in the fourth quarter of the year. The Company believes that its accounts receivable balances are collectible and the Company has established appropriate procedures to facilitate collection. The decrease in other assets is primarily the result of changes in the fair market value of commodity and foreign currency derivative assets. The lower of cost or market provision was recorded for copper and aluminum raw material inventory in which the replacement costs at the end of the year were lower than the LIFO value of the acquired copper and aluminum raw material inventory. These positive cash flows have been partially offset by a $70.3 million increase in inventories and a $130.1 million decrease in accounts payable, accrued and other liabilities. The increase in inventory reflects weaker demand in Europe specifically related to the Spanish market as well as weaker markets in the ROW segment near the end of the year. The Company is adjusting its production in these regions in order to balance inventory quantities in 2009. The inventory increases above were offset by a reduction in North America where demand weakness began in late 2007 allowing elevated North America inventories to be reduced in 2008. The decrease in accounts payable, accrued and other liabilities was a result of declining manufacturing activity in the later half of the year due to the lower demand for certain products mentioned previously as well as metal price volatility experienced in the fourth quarter of 2008. More specifically, the Company liquidated certain fixed dollar denominated obligations in emerging markets to reduce the overall currency exposure that resulted in currency devaluation charges in the latter part of 2008.
Cash flow used by investing activities was $263.3 million in 2008, reflecting $217.8 million of capital expenditures and $50.3 million principally reflecting the Enica Biskra acquisition and the increase in equity ownership of PDP. The Company anticipates capital spending to be approximately $120 to $130 million in 2009, primarily supporting new products and capabilities in developing markets and alternative energy markets.
Cash flow provided by financing activities in 2008 was $29.6 million. This cash inflow reflects the receipt of $93.3 million of net additional borrowings in Europe and ROW to fund working capital, $6.1 million of excess tax benefits from stock-based compensation, $2.2 million from the exercise of stock options and $124.7 million from borrowing under the Company’s Amended Credit Facility. These cash inflows were partially offset by the repayment of the Company’s Amended Credit Facility borrowings of $184.7 million, the repurchase of common shares for $11.7 million and the dividend payment on the Series A preferred stock of $0.3 million. See the “Debt and Other Contractual Obligations” section below for details.
Debt and Other Contractual Obligations
The Company’s outstanding debt obligations of $1,446.6 million as of December 31, 2008 consisted of $475.0 million of 1.00% Convertible Notes due in 2012, $355.0 million of 0.875% Convertible Notes due in 2013, $200.0 million of 7.125% Senior Notes due in 2017, $125.0 million of Senior Floating Rate Notes due in 2015, $64.1 million of Spanish Term Loans, $84.9 million Silec credit facilities, $71.5 million PDIC credit facilities, $2.3 million in capital leases and $68.8 million of various short and medium term loans. A separate description of our various borrowings, many of which are subject to certain collateral levels, is provided below and additional discussion is included at Note 9 to the Consolidated Financial Statements.
The Company’s 1.00% Senior Convertible Notes were issued in September 2007 in the amount of $475.0 million. The Notes were sold to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). Subsequently, on April 16, 2008, the notes and the common stock issuable upon conversion of the notes were registered on a Registration Statement on Form S-3. The 1.00% Senior Convertible Notes bear interest at a fixed rate of 1.00%, payable semi-annually in arrears, on April 15 and October 15, and mature in 2012. The 1.00% Senior Convertible Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company’s wholly-owned U.S. subsidiaries. The estimated fair value of the 1.00% Senior Convertible Notes was approximately $285.0 million at December 31, 2008.
The Company’s 0.875% Convertible Notes were issued in November of 2006 in the amount of $355.0 million, pursuant to the Company’s effective Registration Statement on Form S-3. The 0.875% Convertible Notes bear interest at a fixed rate of 0.875%, payable semi-annually in arrears, on May 15 and November 15, and mature in 2013. As a result of exceeding certain average stock price thresholds as defined in Note 9 of the Consolidated Financial Statements, the Company reclassified $355.0 million as a current liability as of December 31, 2007. The 0.875% Convertible Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company’s wholly-owned U.S. subsidiaries. The estimated fair value of the 0.875% Convertible Notes was approximately $184.6 million at December 31, 2008.

The Company completed the issuance and sale of $325.0 million in aggregate principal amount of new senior unsecured notes, comprised of $200.0 million of 7.125% Senior Fixed Rate Notes due 2017 (the “7.125% Senior Notes”) and $125.0 million of Senior Floating Rate Notes due 2015 (the “Senior Floating Rate Notes” and together with the “7.125% Senior Notes”, the “Notes”) on July 26, 2007 to replace the unregistered Notes with registered Notes with like terms pursuant to an effective Registration Statement on Form S-4. The Notes are jointly and severally guaranteed by the Company’s U.S. subsidiaries. The estimated fair value of the 7.125% Senior Notes and Senior Floating Rate Notes was approximately $132.8 million and $59.2 million, respectively, at December 31, 2008.
The Senior Floating Rate Notes bear interest at an annual rate equal to the 3-month LIBOR rate plus 2.375%, which combine for a rate of 6.3% at December 31, 2008. Interest on the Senior Floating Rate Notes is payable quarterly in arrears in cash on January 1, April 1, July 1 and October 1 of each year, commencing on July 1, 2007. The 7.125% Senior Notes bear interest at a rate of 7.125% per year and are payable semi-annually in arrears in cash on April 1 and October 1 of each year, commencing on October 1, 2007. The Senior Floating Rate Notes mature on April 1, 2015 and the 7.125% Senior Notes mature on April 1, 2017.
The Spanish Term Loan of 50 million euros was issued in December 2005 and was available in up to three tranches, with an interest rate of Euribor plus 0.8% to 1.5% depending on certain debt ratios. Two of the tranches have expired. The remaining tranche (maturing in 2012) was paid and terminated, in June 2008, with net payment of approximately 27.2 million euros or $43.0 million. In February 2008, the Company entered into a term loan in the amount of 20 million euros with an interest rate of Euribor plus 0.5%. The term loan is payable in semi-annual installments, due in August and February, maturing in February 2013. Simultaneously, the Company entered into a fixed interest rate swap to coincide with the terms and conditions of the term loan starting in August 2008 and maturing in February 2013 that will effectively hedge the variable interest rate with a fixed interest rate of 4.2%. In April 2008, the Company entered into a term loan in the amount of 10 million euros with an interest rate of Euribor plus 0.75%. The term loan is payable in semi-annual installments, due in April and October, maturing in April 2013. Simultaneously, the Company entered into a fixed interest rate swap to coincide with the terms and conditions of the term loan starting in October 2008 and maturing in April 2013 that will effectively hedge the variable interest rate with a fixed interest rate of 4.58%. In June 2008, the Company entered into a term loan in the amount of 21 million euros with an interest rate of Euribor plus 0.75%. The term loan is payable in quarterly installments, due in March, June, September and December, maturing in June 2013. Simultaneously, the Company entered into a fixed interest rate swap to coincide with the terms and conditions of the term loan starting in September 2008 and maturing in June 2013 that will effectively hedge the variable interest rate with a fixed interest rate of 4.48%. As of December 31, 2008, the U.S. dollar equivalent of $64.1 million was outstanding under these term loan facilities. The proceeds were was used to partially fund the acquisition of Enica Biskra and for general working capital purposes. There is no remaining availability under these Spanish Term Loans. The weighted average interest rate including the effect of the interest rate swaps was 4.4% under these term loan facilities as of December 31, 2008.
Three Spanish Credit Facilities totaling 45 million euros were established in 2008, and mature in 2010, 2011 and 2013 and carry an interest rate of Euribor plus 0.4% to 0.65% depending on certain debt ratios. No funds are currently drawn under these facilities, leaving undrawn availability of approximately the U.S. dollar equivalent of $62.8 million as of December 31, 2008. Commitment fees ranging from 15 to 25 basis points per annum on any unused commitments under these credit facilities are payable on a quarterly basis.
The Spanish Term Loan and Spanish Credit Facility are subject to certain financial ratios of the Company’s European subsidiaries, the most restrictive of which is net debt to EBITDA (earnings before interest, taxes, depreciation and amortization). The indebtedness under the combined facilities is guaranteed by the Company’s Portuguese subsidiary and by Silec Cable, S.A.
During the fourth quarter of 2007, the Company further amended its senior secured revolving credit facility (“Amended Credit Facility”), which increased the borrowing limit on the Senior Revolving Credit Facility from $300 million to $400 million. Additionally, the amendment extended the maturity date by almost two years to July 2012, and increased the existing interest rates across a pricing grid, which is dependent upon excess availability, as defined. Additionally, the amendment eliminated or relaxed several provisions, expanded permitted indebtedness to include acquired indebtedness of newly acquired foreign subsidiaries, and increased the level of permitted loan-funded acquisitions. The amendment permitted the Company to draw funds from its Amended Credit Facility to partially fund the acquisition of Phelps Dodge International (“PDIC”) in conjunction with funds raised through the above mentioned September 2007 1.00% Senior Convertible Notes offering and available cash on the Company’s balance sheet. At December 31, 2008, the Company had no outstanding borrowings and undrawn availability of $301.3 million under the Amended Credit Facility. The Company was in compliance with all covenants under the Amended Credit Facility as of December 31, 2008. The Company had outstanding letters of credit related to this Amended Credit Facility of $29.5 million at December 31, 2008.

On October 31, 2007 the Company acquired PDIC and assumed the U.S. dollar equivalent of $64.3 million (at the prevailing exchange rate on that date) of mostly short-term PDIC debt as a part of the acquisition. As of December 31, 2008, PDIC related debt was $71.5 million of which approximately $71.0 million was short-term financing agreements at various interest rates. The weighted average interest rate was 5.3% as of December 31, 2008. The Company has approximately $338.0 million of excess availability under the various credit facilities.
As of December 31, 2008, Silec’s debt was the U.S. dollar equivalent of $84.9 million. The debt consisted of approximately $41.5 million relating to an uncommitted accounts receivable facility of up to $69.9 million and approximately $43.4 million of short-term financing agreements of up to $50.4 million. The Company has approximately $28.4 million of excess availability under the uncommitted accounts receivable facility and $7.0 million availability under the short-term financing agreements. The weighted average interest rate for the uncommitted accounts receivable facility and the short-term financing arrangements was 4.4%.
As of December 31, 2008, ECN Cable’s debt was the U.S. dollar equivalent of $17.4 million. The debt consisted of approximately $1.8 million relating to an uncommitted accounts receivable facility of up to $23.9 million and approximately $15.6 million of credit facilities of up to $54.1 million. The Company has approximately $60.6 million of excess availability under the uncommitted accounts receivable facility and the credit facilities. The weighted average interest rate for the uncommitted accounts receivable facility and the credit facilities was 5.8%.
The Company’s Spanish operating company, Grupo General Cable Sistemas (“Grupo General”), participates in accounts payable confirming arrangements with several European financial institutions. Grupo General negotiates payment terms with suppliers of generally 180 days and submits invoices to the financial institutions with instructions for the financial institutions to transfer funds from Grupo General’s accounts on the due date (on day 180) to the receiving parties to pay the invoices in full. The banks may, at their discretion, negotiate directly with the suppliers for earlier payment terms at a discount, and the discount is kept by the banks. The suppliers may also decline to participate in an early payment arrangement. At December 31, 2008, these arrangements had a maximum availability limit of the equivalent of $408.6 million, of which approximately $238.5 million was utilized. If these arrangements were reduced or terminated, Grupo General would have to pay its suppliers directly.
The Company’s defined benefit plans at December 31, 2008 and 2007 were underfunded by $122.2 million and $72.5 million, respectively. During 2008 and 2007, as a result of lower than expected asset performance, the Company recorded an after tax loss to accumulated other comprehensive income of $29.5 million and $0.8 million, respectively. The Company estimates its 2009 pension expense for its defined benefit pension plans will increase approximately $8.5 million from 2008 and cash contributions are expected to decrease approximately $0.1 million. In 2007, pension expense increased approximately $0.1 million, excluding a $3.2 million curtailment charge and a $4.3 million settlement gain, from 2006 and cash contributions increased approximately $8.1 million from 2006.
As of December 31, 2008, the Company was in compliance with all debt covenants.

The Company anticipates being able to meet its obligations as they come due based on historical experience and the expected availability of funds under its current credit facilities. The Company’s contractual obligations and commercial commitments as of December 31, 2008 (in millions of dollars) are summarized below:

	Payments Due by Period
		Less than	1 – 3	4 – 5	After 5
Contractual obligations(1):	Total	1 Year	Years	Years	Years
Total debt (excluding capital leases)	$1,444.3	$229.4	$30.4	$850.5	$334.0
Capital leases	2.3	1.1	1.2	—	—
Interest payments on 7.125% Senior Notes	149.6	14.2	28.5	28.5	78.4
Interest payments on Senior Floating Rate Notes	54.8	7.8	15.7	15.7	15.6
Interest payments on 0.875% Convertible Notes	20.2	3.1	6.2	6.2	4.7
Interest payments on 1.00% Senior Convertible Notes	23.8	4.8	9.5	9.5	—
Interest payments on Spanish term loans	14.0	2.8	5.6	5.6	—
Operating leases(2)	41.8	16.4	15.5	4.9	5.0
Preferred stock dividend payments	2.1	0.3	0.6	0.6	0.6
Defined benefit pension obligations(3)	9.3	9.3	—	—	—
Postretirement benefits	9.9	1.4	2.7	2.1	3.7
Interest rate swap agreements(4)	74.6	—	9.0	65.6	—
Commodity futures and forward pricing agreements(4)	288.6	234.0	54.6	—	—
Foreign currency contracts(4)	438.3	318.5	119.8	—	—
FIN 48 obligation, including interest and penalties(5)	—	—	—	—	—

Total	$2,573.6	$843.1	$299.3	$989.2	$442.0

(1)
This table does not include interest payments on General Cable’s revolving credit facilities because the future amounts are based on variable interest rates and the amount of the borrowings under the Amended Credit Facility and Spanish Credit Facility fluctuate depending upon the Company’s working capital requirements.

(2)	Operating lease commitments are described under “Off Balance Sheet Assets and Obligations.”

(3)
Defined benefit pension obligations reflect the Company’s estimates of contributions that will be required in 2009 to meet current law minimum funding requirements. Amounts beyond one year have not been provided because they are not determinable.

(4)	Information on these items is provided under Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

(5)
FIN 48 obligations of $73.8 million have not been reflected in the above table due to the inherent uncertainty as to the amount and timing of settlement, which is contingent upon the occurrence of possible future events, such as examinations and determinations by various tax authorities.

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

During 2007, one of the Company’s international operations contracted with a bank to transfer accounts receivable that it was owed from one customer to the bank in exchange for payments of approximately $3.0 million. As the transferor, the Company surrendered control over the financial assets included in the transfer and had no further rights regarding the transferred assets. The transfers were treated as sales and the approximate $3.0 million received was accounted for as proceeds from the sales. All assets sold were removed from the Company’s balance sheet upon completion of the transfers, and no further obligations exist under these agreements. During 2008, no accounts receivable due from customers were sold or transferred to the bank in exchange for early cash payment.
General Cable has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. Future minimum rental payments required under non-cancelable lease agreements at December 31, 2008 were as follows: 2009 – $16.4 million, 2010 – $9.5 million, 2011 – $6.0 million, 2012 — $3.1 million, 2013 – $1.8 million and thereafter $5.0 million. Rental expense recorded in income from continuing operations was $19.1 million, $14.4 million and $11.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.
As of December 31, 2008, the Company had $152.6 million in letters of credit, $151.3 million in various performance bonds and $462.0 million in other guarantees. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self insurance claims, defined benefit plan obligations, contract performance, quality and other various bank and financing guarantees. See Liquidity and Capital Resources for excess availability under the Company’s various credit borrowings.
See the previous section, “Debt and Other Contractual Obligations,” for information on debt-related guarantees.
Environmental Matters
The Company’s expenditures for environmental compliance and remediation amounted to approximately $1.9 million, $2.8 million and $2.0 million in 2008, 2007 and 2006, respectively. In addition, certain of General Cable’s subsidiaries have been named as potentially responsible parties in proceedings that involve environmental remediation. The Company has accrued $1.1 million at December 31, 2008 for all environmental liabilities. Environmental matters are described in Item 1, Item 3 and Note 17 to the Consolidated Financial Statements, which are incorporated herein by reference. While it is difficult to estimate future environmental liabilities, the Company does not currently anticipate any material adverse effect on results of operations, cash flows or financial position as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs.
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
Interest Rate Risk
General Cable utilizes interest rate swaps to manage its interest expense exposure by fixing its interest rate on a portion of the Company’s floating rate debt. Under the swap agreements, General Cable typically pays a fixed rate while the counterparty pays to General Cable the floating rate per the terms of the debt being hedged.
As of December 31, 2008, the Company has four interest rate swaps outstanding. The first arrangement was designated in the United States and includes a notional value of $9.0 million, an interest rate of 4.49% and matures in October 2011. The remaining three arrangements were designated in Spain, in 2008, and have notional values of 18.0 million euros, 10.0 million euros and 19.95 million euros, respectively, interest rates of 4.2%, 4.58% and 4.48%, respectively, and maturity dates in 2013 (February, April and June, respectively). The Company does not provide or receive any collateral specifically for this contract. The fair value of interest rate derivatives, which are designated as and qualify as cash flow hedges as defined in SFAS No. 133, are based on quoted market prices and assistance of a third party provided calculations, which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments. At December 31, 2008 and 2007, the net unrealized loss on interest rate derivatives and the related carrying value was $0.7 million and $0.5 million, respectively. A 10% change in the variable rate would change the unrealized loss by $0.3 million in 2008. All interest rate derivatives are marked-to-market with changes in the fair value of qualifying cash flow hedges recorded as other comprehensive income.

Raw Material Price Risk
General Cable’s reported net sales are directly influenced by the price of copper and to a lesser extent aluminum. The price of copper and aluminum as traded on the London Metal Exchange (“LME”) and COMEX has historically been subject to considerable volatility and, during the past few years, global copper prices have established average record highs as demonstrated above in the table in Item 1 Raw Materials Sources and Availability. This copper and aluminum price volatility is representative of all reportable segments.
General Cable utilizes the LIFO method of inventory accounting for its metals inventory. The Company’s use of the LIFO method results in its consolidated statement of operations reflecting the current costs of metals, while metals inventories in the balance sheet are valued at historical costs as the LIFO layers were created. As a result of volatile copper prices, the replacement cost of the Company’s copper inventory exceeded the historic LIFO cost by approximately $104 million and $162 million at December 31, 2008 and 2007, respectively. If LIFO inventory quantities are reduced in a period when replacement costs exceed the LIFO value of the inventory, the Company would experience an increase in reported earnings. Conversely, if LIFO inventory quantities are reduced in a period when replacement costs are lower than the LIFO value of the inventory, the Company would experience a decline in reported earnings. If the Company were not able to recover the LIFO value of its inventory in some future period when replacement costs were lower than the LIFO value of the inventory, the Company would be required to take a charge to recognize in its statement of operations an adjustment of LIFO inventory to market value. During 2006, we increased inventory quantities and therefore there was not a liquidation of LIFO inventory impact in this period. During 2007, the Company reduced copper inventory quantities globally which resulted in a $0.1 million gain because LIFO inventory quantities were reduced in a period when replacement costs were higher than the LIFO value of the inventory. During 2008, the Company reduced its copper inventory quantities globally resulting in a $2.4 million LIFO gain since LIFO inventory quantities were reduced in a period when replacement costs were higher than the LIFO value of the inventory.
For the majority of its business outside of North America, General Cable enters into commodity futures contracts, which are designated as and qualify as cash flow hedges as defined in SFAS 133, for the purchase of copper and aluminum for delivery in a future month to match certain production needs. At December 31, 2008 and 2007, General Cable had an unrealized loss of $84.7 million and $18.8 million, respectively, on the commodity futures. A 10% change in the price of copper and aluminum would result in a change in the unrealized loss of $11.0 million in 2008.
In North America, and to a lesser extent in Europe and North Africa and ROW, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exception of SFAS No. 133 because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At December 31, 2008 and 2007, General Cable had $90.5 million and $90.1 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At December 31, 2008 and 2007, General Cable had an unrealized loss of $25.1 million and $4.0 million, respectively, related to these transactions. General Cable expects the unrealized losses under these agreements to be offset as a result of firm sales price commitments with customers.
Foreign Currency Exchange Rate Risk
The Company enters into forward exchange contracts, which are designated as and qualify as cash flow hedges as defined in SFAS 133, principally to hedge the currency fluctuations in certain transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. Principal transactions hedged during the year were firm sales and purchase commitments. The fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At December 31, 2008 and 2007, the net unrealized gain on the net foreign currency contracts was $0.4 million and $8.2 million, respectively. A 10% change in the exchange rate for these currencies would change the unrealized loss by $39.7 million in 2008.
Fair Value of Designated Derivatives
Unrealized gains and losses on the designated cash flow hedge financial instruments identified above are recorded in other comprehensive income (loss) until the underlying transaction occurs and is recorded in the statement of operations at which point such amounts included in other comprehensive income (loss) are recognized in earnings. This recognition generally will occur over periods of less than one year. During the years ended December 31, 2008 and 2007, a pre-tax $5.5 million loss and a pre-tax $0.9 million loss, respectively, were reclassified from accumulated other comprehensive income to the statement of operations. A pre-tax loss of $62.5 million is expected to be reclassified into earnings from other comprehensive income during 2009.

The notional amounts and fair values of these designated cash flow financial instruments at December 31, 2008 and 2007 are shown below (in millions). The net carrying amount of the designated cash flow and hedge financial instruments was a net liability of $85.0 million and a net liability of $11.1 million at December 31, 2008 and 2007, respectively.

	2008		2007
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Cash flow hedges:
Interest rate swap	$74.6	$(0.7)	$9.0	$(0.5)
Commodity futures	198.1	(84.7)	297.7	(18.8)
Foreign currency forward exchange	438.3	0.4	380.5	8.2

		$(85.0)		$(11.1)

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
In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.
Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such item is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2008, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this process, management concluded that internal control over financial reporting was effective as of December 31, 2008. Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include an assessment of certain elements of internal control over financial reporting of Enica Biskra acquired on May 21, 2008 and PDP acquired on June 30, 2008, which are included in the consolidated financial statements of the Company for the year ended December 31, 2008.
Changes in Internal Control over Financial Reporting

There have been no other changes in the Company’s internal control over financial reporting, as such item is defined in Exchange Act Rules 13a — 15(f) and 15d — 15(f), during the most recently completed fiscal quarter ended December 31, 2008, that have materially affected, or are reasonable likely to materially affect the Company’s internal control over financial reporting.
Deloitte & Touche LLP, an independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K, has issued an attestation report on Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
General Cable Corporation
Highland Heights, KY
We have audited the internal control over financial reporting of General Cable Corporation and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at E.P.E. / EN.I.CA.BISKRA/SPA (“Enica Biskra”), acquired on May 21, 2008, and Phelps Dodge Philippines, Inc. (“PDP”), a joint venture in which the Company acquired and consolidated through an increase of its equity investment from 40% to 60%, on June 30, 2008, and whose financial statements reflect aggregate total assets and revenues constituting 3% and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2008. Accordingly, our audit did not include the internal control over financial reporting at Enica Biskra and PDP. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated March 2, 2009 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of Financial Accounting Standards Board Statement No. 109, on January 1, 2007, and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R), on December 31, 2006.
Cincinnati, Ohio
March 2, 2009

ITEM 9B. OTHER INFORMATION
None.
PART III.
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
See the information on the Company’s Executive Officers in Item 1 under the heading, “Executive Officers of the Registrant.” Except as set forth in Item 1, the additional information required by this item, including information on the Directors of the Company, is included in the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 2008, and is incorporated herein by reference.
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
On May 16, 2008, the Company submitted its Annual Chief Executive Officer Certification to the New York Stock Exchange as required by Section 303A.12 (a) of the New York Stock Exchange Listed Company Manual.
The Chief Executive Officer and Chief Financial Officer Certifications required under Section 302 of the Sarbanes-Oxley Act are filed as exhibits to the Company’s Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is included in the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 2008, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
A description of General Cable’s equity compensation plans is set forth in Note 14 of the Notes to Consolidated Financial Statements. The following table sets forth information about General Cable’s equity compensation plans as of December 31, 2008 (in thousands, except per share price):

			Number of securities
	Number of	Weighted-	remaining available for
	securities to be	average	future issuance under
	issued upon exercise	exercise price	equity compensation plans
	of outstanding	of outstanding	(excluding securities
	options (1)	options	reflected in first column)
Shareholder approved plans:
1997 Stock Incentive Plan(2)	239	$10.12	287
2005 Stock Incentive Plan	459	54.35	801
Non-shareholder approved plans:
2000 Stock Option Plan(2)	108	10.95	290

Total	806	$35.40	1,378

(1)
Excludes restricted stock shares of 90,909 awarded and outstanding from the 1997 Plan, restricted stock shares of 311,692 and restricted stock units of 67,250 awarded and outstanding from the 2005 Plan through December 31, 2008.

(2)	No new awards were issued under these plans since May 10, 2005.
Other information required by this item is included in the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 2008, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this item is included in the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 2008, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is included in the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 2008, and is incorporated herein by reference.
PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a)	Documents filed as part of the Form 10-K:
1.	Consolidated Financial Statements are included in Part II, Item 8.

2.	Financial Statement Schedule filed herewith for 2008, 2007 and 2006:
II. Valuation and Qualifying Accounts      Page 109
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

General Cable Corporation
Signed: March 2, 2009	By:	/s/ GREGORY B. KENNY
Gregory B. Kenny
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ GREGORY B. KENNY Gregory B. Kenny	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2009

/s/ ROBERT J. SIVERD Robert J. Siverd	Executive Vice President, General Counsel and Secretary	March 2, 2009

/s/ BRIAN J. ROBINSON Brian J. Robinson	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 2, 2009

/s/ JOHN E. WELSH, III John E. Welsh, III	Non-executive Chairman and Director	March 2, 2009

/s/ GREGORY E. LAWTON Gregory E. Lawton	Director	March 2, 2009

/s/ CRAIG P. OMTVEDT Craig P. Omtvedt	Director	March 2, 2009

/s/ ROBERT L. SMIALEK Robert L. Smialek	Director	March 2, 2009

Exhibit Index

Exhibit
Number	Description
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

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K as filed on July 25, 2007).

3.3	Amended and Restated By-Laws of the Company (incorporated by reference to the Form 8-K as filed on December 18, 2008).

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

4.12
Second Supplemental Indenture, among the Company, the Additional Guarantor, the other Guarantors and the Trustee (incorporated by reference to Exhibits 4.1, 4.2, 4.3 to Form 8-K as filed on April 18, 2008).

4.13
Prospectus Supplemental No. 1, supplements and amends the prospectus dated April 16, 2008 relating to the resale by the selling security holders of the Company’s $475.0 million 1.00% Senior Convertible Notes due 2012 (incorporated by reference to Form 424B7 filed on August 1, 2008).

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

Exhibit
Number	Description
10.5.2**	Change-in-Control Agreement dated May 13, 1997, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.10 to the Initial S-1).

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

10.7**
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

10.8.2**	General Cable Corporation Deferred Compensation Plan (Amended and Restated Effective January 1, 2008) (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 15, 2007).

10.8.3**	Fourth Amendment to the General Cable Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Form 8-K as filed on June 27, 2007).

Exhibit
Number	Description
10.8.4 **	Registration Statement of additional Common Stock shares under the Deferred Compensation Plan (incorporated by reference to Form S-8 filed on June 30, 2008)

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

Exhibit
Number		Description
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

10.13		Form of Intercompany Agreement among Wassall PLC, Netherlands Cable V.B. and the Company (incorporated by reference to Exhibit 10.14 to the Initial S-1).

10.14		Stock Purchase Agreement dated May 13, 1997, among Wassall PLC, General Cable Industries Inc. and the Company (incorporated by reference to Exhibit 10.15 to the Initial S-1).

10.15	**
BICCGeneral Supplemental Executive Retirement Plan dated December 15, 1999 (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1999).

10.16	**
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

10.18	**
Amended and Restated Employment Agreement dated April 28, 2000, between Stephen Rabinowitz and the Company (incorporated by reference to Exhibit 10.33 to the Quarterly report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.19	**
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

10.25	**	Director Compensation Program modification dated January 26, 2005 (incorporated by reference to exhibit 99 to the Form 8-K Current Report as filed on February 1, 2005).

10.26	**
Salary Adjustment for Chief Financial Officer and for Executive Vice President, General Counsel and Secretary dated February 18, 2005 (incorporated by reference to exhibit 99 to the Form 8-K Current Report as filed on February 22, 2005).

10.27	**	General Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to exhibit 10.1 to the Form 8-K Current Report as filed on May 16, 2005).

10.28	**	Incentive Stock Option Agreement (incorporated by reference to exhibit 10.2 to the Form 8-K Current Report as filed on May 16, 2005).

10.29	**	Nonqualified Stock Option Agreement (incorporated by reference to exhibit 10.3 to the Form 8-K Current Report as filed on May 16, 2005).

10.30	**	Restricted Stock Agreement (incorporated by reference to exhibit 10.4 to the Form 8-K Current Report as filed on May 16, 2005).

10.31	**	Stock Unit Agreement (incorporated by reference to exhibit 10.5 to the Form 8-K Current Report as filed on May 16, 2005).

10.32	**	Salary Adjustment for Executive Vice President, General Counsel and Secretary dated February 23, 2006 (incorporated by reference to the Form 8-K Current Report as filed on February 23, 2006).

10.33	**
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

Exhibit
Number		Description
10.42		Agreement for Convertible Note Hedges dated November 15, 2006 between the Company and Wachovia (incorporated by reference to exhibit 10.9 to the Form 8-K as filed on November 16, 2006).

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

10.45		Agreement for Warrant Transactions dated November 15, 2006 between the Company and Wachovia (incorporated by reference to exhibit 10.12 to the Form 8-K as filed on November 16, 2006).

10.46	**
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

10.48	**	Amendment to the Supplemental Executive Retirement Plan of General Cable Corporation (incorporated by reference to Exhibit 10.1 to the Form 8-K as filed on June 27, 2007).

10.49	**	General Cable Corporation Executive Officer Severance Benefit Plan effective January 1, 2008 (Incorporated by reference to Exhibit 10.4 to Form 8-K filed on December 18, 2007).

10.50	**	Separation Agreement and Addendum, Departure of Principal Officer (incorporated by reference to Current Report on Form 8-K as filed on July 24, 2008)

10.51		Joinder Agreement, between the Additional Guarantor and GE Financial (incorporated by reference to Exhibit 10.1 to Form 8-K as filed on April 18, 2008).

10.52		Registration Statement of additional Common Stock shares under the General Cable Savings Plan (incorporated by reference to Form S-8 filed on June 30, 2008)

10.53		Pro forma financial information and PDIC audited financial statements are incorporated by reference to Current Report on Form 8-K on November 1, 2007, amended on January 14, 2008 and April 18, 2008

10.54	**
Salary Adjustment for President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Treasurer and Executive Vice President, General Counsel and Secretary dated February 5, 2008 (incorporated by reference to the Form 8-K Current Report as filed on February 5, 2008)

10.55
General Cable adopted a written trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended. The Company implemented this written trading plan in connection with its share repurchase program, which was authorized by the Company’s Board of Directors and announced on October 29, 2008 (incorporated by reference to Form 8-K Current Report as filed on October 29, 2008 and November 26, 2008).

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
General Cable Corporation
Highland Heights, KY
We have audited the accompanying consolidated balance sheets of General Cable Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008.  Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Cable Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of Financial Accounting Standards Board Statement No. 109, on January 1, 2007, and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R), on December 31, 2006.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.
Cincinnati, Ohio
March 2, 2009

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(in millions, except per share data)

	Year Ended December 31,
	2008	2007	2006
Net sales	$6,230.1	$4,614.8	$3,665.1

Cost of sales	5,427.7	3,952.1	3,194.1

Gross profit	802.4	662.7	471.0

Selling, general and administrative expenses	381.0	296.6	235.1

Operating income	421.4	366.1	235.9

Other expense	(27.2)	(3.4)	(0.1)

Interest income (expense):
Interest expense	(68.1)	(48.4)	(40.0)
Interest income	12.3	18.8	4.4
Loss on extinguishment of debt	—	(25.3)	—

	(55.8)	(54.9)	(35.6)

Income before income taxes	338.4	307.8	200.2
Income tax provision	(112.7)	(99.4)	(64.9)
Minority interest in consolidated subsidiaries	(13.1)	(0.2)	—
Equity in net earnings of affiliated companies	4.6	0.4	—

Net income	217.2	208.6	135.3

Less: preferred stock dividends	(0.3)	(0.3)	(0.3)

Net income applicable to common shareholders	$216.9	$208.3	$135.0

EPS
Earnings per common share-basic	$4.16	$4.07	$2.70

Weighted average common shares-basic	52.2	51.2	50.0

Earnings per common share-assuming dilution	$4.07	$3.82	$2.60

Weighted average common shares-assuming dilution	53.4	54.6	52.0

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except share data)

	December 31,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$282.6	$325.7
Receivables, net of allowances of $19.3 million in 2008 and $17.9 million in 2007	1,032.0	1,121.4
Inventories	953.2	928.8
Deferred income taxes	132.3	123.6
Prepaid expenses and other	77.6	73.7

Total current assets	2,477.7	2,573.2

Property, plant and equipment, net	880.9	738.8
Deferred income taxes	53.9	42.6
Goodwill	171.9	116.1
Intangible assets, net	201.8	236.7
Unconsolidated affiliated companies	7.5	29.5
Other non-current assets	46.7	56.7

Total assets	$3,840.4	$3,793.6

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$757.2	$937.3
Accrued liabilities	423.3	397.3
Current portion of long-term debt	230.5	500.9

Total current liabilities	1,411.0	1,835.5

Long-term debt	1,216.1	897.9
Deferred income taxes	96.4	118.5
Other liabilities	276.2	190.0

Total liabilities	2,999.7	3,041.9

Commitments and Contingencies
Minority interest in consolidated subsidiaries	132.3	74.8

Shareholders’ Equity:
Redeemable convertible preferred stock, at redemption value (liquidation preference of $50.00 per share):
2008 – 76,233 shares outstanding
2007 – 101,940 shares outstanding	3.8	5.1
Common stock, $0.01 par value, issued and outstanding shares:
2008 – 51,775,200 (net of 6,177,498 treasury shares)
2007 – 52,430,149 (net of 5,121,841 treasury shares)	0.6	0.6
Additional paid-in capital	288.4	268.0
Treasury stock	(71.9)	(60.3)
Retained earnings	644.7	428.3
Accumulated other comprehensive income (loss)	(157.2)	35.2

Total shareholders’ equity	708.4	676.9

Total liabilities and shareholders’ equity	$3,840.4	$3,793.6

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2008	2007	2006
Cash flows of operating activities:
Net income	$217.2	$208.6	$135.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97.3	63.5	50.9
Foreign currency exchange loss	27.2	3.4	0.1
Loss on extinguishment of debt	—	25.3	—
Inventory impairment charges	32.0	—	—
Deferred income taxes	11.3	(11.6)	4.7
Excess tax benefits from stock-based compensation	(6.1)	(11.1)	(19.0)
Loss on disposal of property	5.6	8.8	2.5
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in receivables	26.7	(6.5)	(94.7)
Increase in inventories	(70.3)	(13.5)	(142.4)
(Increase) decrease in other assets	18.6	(1.4)	0.5
Increase (decrease) in accounts payable, accrued and other liabilities	(130.1)	(33.8)	156.1

Net cash flows of operating activities	229.4	231.7	94.0

Cash flows of investing activities:
Capital expenditures	(217.8)	(153.6)	(71.1)
Proceeds from properties sold	6.2	1.1	0.8
Proceeds from acquisition including cash acquired	—	28.0	—
Acquisitions, net of cash acquired	(50.3)	(634.8)	(26.9)
Other	(1.4)	(0.5)	1.4

Net cash flows of investing activities	(263.3)	(759.8)	(95.8)

Cash flows of financing activities:
Preferred stock dividends paid	(0.3)	(0.3)	(0.3)
Settlement of net investment hedge		—	(30.5)
Excess tax benefits from stock-based compensation	6.1	11.1	19.0
Proceeds from revolving credit borrowings	124.7	100.0	264.1
Repayments of revolving credit borrowings	(184.7)	(40.0)	(379.2)
Proceeds of other debt	93.3	7.3	6.9
Issuance of long-term debt	—	800.0	355.0
Payment of deferred financing fees	—	(19.0)	(9.4)
Settlement of long-term debt	—	(305.5)	—
Purchase of note hedges	—	—	(124.5)
Proceeds from issuance of warrants	—	—	80.4
Purchase of treasury shares	(11.7)	—	—
Proceeds from exercise of stock options	2.2	5.0	22.7

Net cash flows of financing activities	29.6	528.1	234.7

Effect of exchange rate changes on cash and cash equivalents	(38.8)	15.2	5.4

Decrease in cash and cash equivalents	(43.1)	15.2	238.3
Cash and cash equivalents – beginning of period	325.7	310.5	72.2

Cash and cash equivalents – end of period	$282.6	$325.7	$310.5

Supplemental Information
Cash paid during the period for:
Income tax payments	$84.8	$98.8	$46.3

Interest paid	$47.5	$51.7	$36.7

Non-cash investing and financing activities:
Issuance of nonvested shares	$4.5	$10.5	$6.4

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(dollars in millions, share amounts in thousands)

								Accumulated
	Preferred		Common		Add’l			Other	Other
	Stock		Stock		Paid in	Treasury	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Income/(Loss)	Equity	Total
Balance, December 31, 2005	130	$6.5	49,520	$0.5	$246.3	$(52.2)	$103.8	$(6.8)	$(4.8)	$293.3
Comprehensive income:
Net income							135.3			135.3
Foreign currency translation adj.								30.6		30.6
Pension adjustments, net of $3.5 million tax expense								6.4	6.4
Unrealized investment gain								2.9		2.9
Loss on change in fair value of financial instruments, net of $16.7 million tax benefit								(28.7)		(28.7)

Comprehensive income										146.5
Adoption of SFAS 158, net of $3.8 million tax benefit								(7.0)		(7.0)
Preferred stock dividend							(0.3)			(0.3)
Note hedge transaction					(124.5)					(124.5)
Issuance of warrants					80.4					80.4
Reclass of unearned stock compensation					(4.8)				4.8	—
Issuance of nonvested shares			213							—
Stock option and RSU expense					1.1					1.1
Exercise of stock options			2,120	0.1	22.6					22.7
Treasury shares related to nonvested stock vesting			(30)			(0.8)				(0.8)
Amortization of nonvested shares					3.8					3.8
Excess tax benefits from stock-based compensation					19.0					19.0
Conversion of preferred stock	(28)	(1.4)	140		1.4					—
Other	—	—	39	—	0.2	—	—	—	—	0.2

Balance, December 31, 2006	102	$5.1	52,002	$0.6	$245.5	$(53.0)	$238.8	$(2.6)	$—	$434.4
Comprehensive income:
Net income							208.6			208.6
Foreign currency translation adj.								51.3		51.3
Defined benefit plans adjustments, net of $0.1 million tax expense								4.8		4.8
Unrealized investment gain, net of $0.3 million tax expense								0.8		0.8
Loss on change in fair value of financial instruments, net of $16.5 million tax benefit								(19.0)		(19.0)

Comprehensive income										246.5
Preferred stock dividend							(0.3)			(0.3)
Issuance of nonvested shares			143
Stock option and RSU expense					2.5					2.5
Exercise of stock options			405		5.0					5.0
Treasury shares related to nonvested stock vesting			(83)			(4.3)				(4.3)
Amortization of nonvested shares					3.8					3.8
Excess tax benefits from stock-based compensation					11.1					11.0
Fin 48 adoption							(18.8)			(18.8)
Other	—	—	(37)	—	0.1	(3.0)	—	(0.1)	—	(2.9)

Balance, December 31, 2007	102	$5.1	52,430	$0.6	$268.0	$(60.3)	$428.3	$35.2	$—	$676.9
Comprehensive income:
Net income							217.2			217.2
Foreign currency translation adj.								(122.8)		(122.8)
Defined benefit plans adjustments, net of $18.2 million tax expense								(29.5)		(29.5)
Unrealized investment gain, net of $1.0 million tax expense								(5.8)		(5.8)
Loss on change in fair value of financial instruments, net of $24.9 million tax benefit								(34.3)		(34.3)

Comprehensive income										24.8
Preferred stock dividend							(0.3)			(0.3)
Issuance of nonvested shares			32
Stock option and RSU expense					6.0					6.0
Exercise of stock options			232		2.4					2.4
Treasury shares related to nonvested stock vesting			(31)			(1.8)				(1.8)
Amortization of nonvested shares					4.2					4.2
Excess tax benefits from stock-based compensation					6.1					6.1
Conversion of preferred stock	(26)	(1.3)	129		1.3					—
Purchase treasury shares			(1,000)			(11.7)				(11.7)
Other			(18)		0.4	1.9	(0.5)			1.8

Balance, December 31, 2008	76	$3.8	51,774	$0.6	$288.4	$(71.9)	$644.7	$(157.2)	$—	$708.4

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1. General
General Cable Corporation and Subsidiaries (General Cable) is a leading global developer, designer, manufacturer, marketer and distributor in the wire and cable industry. The Company sells copper, aluminum and fiber optic wire and cable products worldwide. The Company’s operations are divided into three main reportable segments: North America, Europe and North Africa and Rest of World (ROW) which consists of operations in Latin America, Sub-Saharan Africa, Middle East and Asia Pacific. As of December 31, 2008, General Cable operated 46 manufacturing facilities, which includes 2 facilities owned by companies in which the Company has an equity investment, in 22 countries with regional distribution centers around the world in addition to the corporate headquarters in Highland Heights, Kentucky.
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
Use of Estimates
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on historical experience and information that is available to management about current events and actions the Company may take in the future. Significant items subject to estimates and assumptions include valuation allowances for sales incentives, accounts receivable, inventory and deferred income taxes; legal, environmental, asbestos, uncertain tax positions, warranty and customer reel deposit liabilities; assets and obligations related to pension and other postretirement benefits; business combination accounting and related purchase accounting valuations; financial instruments; and self-insured workers’ compensation and health insurance reserves. There can be no assurance that actual results will not differ from these estimates.
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
Stock-Based Compensation
General Cable has various plans which provide for granting options and common stock to certain employees and independent directors of the Company and its subsidiaries. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under the provisions of the statement, the Company must determine the appropriate fair value model to be used for valuing share-based payments and the amortization method for the compensation cost. The Company has applied SFAS 123(R) to new awards and to awards modified, repurchased or cancelled after January 1, 2006. Compensation cost for the portion of the awards for which the requisite service had not been rendered, that were outstanding as of January 1, 2006, is being recognized as the requisite service is rendered on or after January 1, 2006 (generally over the remaining vesting period). Information on General Cable’s equity compensation plans and additional information on compensation costs from stock-based compensation are described in Note 13 & 14.

Earnings Per Share
Earnings per common share-basic is determined by dividing net income applicable to common shareholders by the weighted average number of common shares-basic outstanding. Earnings per common share-assuming dilution is computed based on the weighted average number of common shares-assuming dilution outstanding which gives effect (when dilutive) to stock options, other stock-based awards, the assumed conversion of the Company’s preferred stock, 1.00% Senior Convertible Notes and 0.875% Convertible Notes, if applicable, and other potentially dilutive securities. See discussion in Note 15.
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
Business Combination Accounting
Acquisitions entered into by the Company are accounted for using the purchase method of accounting. The purchase method requires management to make significant estimates. Management must determine the cost of the acquired entity based on the fair value of the consideration paid or the fair value of the net assets acquired, whichever is more clearly evident. The cost is then allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. In addition, management must identify and estimate the fair values of intangible assets that should be recognized as assets apart from goodwill as well as the fair value of tangible property, plant and equipment acquired.
Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.
Inventories
General Cable values its North American inventories and its non-North American metal inventories using the last-in first-out (LIFO) method and all remaining inventories using the first-in first-out (FIFO) method. Inventories are stated at the lower of cost or market value. The Company determines whether a lower of cost or market provision is required on a quarterly basis by computing whether inventory on hand, on a LIFO basis, can be sold at a profit based upon current selling prices less variable selling costs. In the event that provisions are required, the Company will determine the amount of the provision by writing down the value of the inventory to the level of current selling prices less variable selling costs.
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
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Costs assigned to property, plant and equipment relating to acquisitions are based on estimated fair values at the acquired date. Depreciation is provided using the straight-line method over the estimated useful lives of the assets: new buildings, from 15 to 50 years; and machinery, equipment and office furnishings, from 2 to 15 years. Leasehold improvements are depreciated over the life of the lease or over the useful life if shorter. The Company’s manufacturing facilities perform major maintenance activities during planned shutdown periods which traditionally occur in July and December, and costs related to major maintenance activities are expensed as incurred.
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
Goodwill and Intangible Assets
Goodwill and intangible assets with indefinite useful lives are not amortized, but are reviewed at least annually for impairment. If the carrying amount of goodwill or an intangible asset with an indefinite life exceeds its fair value, an impairment loss is recognized in the amount equal to the excess. Intangible assets that are not deemed to have an indefinite life, principally customer relationships, are amortized over their useful lives based on the expected economic benefit consistent with the historical customer attrition rates.

Fair Value of Financial Instruments
The Company carries derivative assets, derivative liabilities and available-for-sale (AFS) marketable equity securities held in rabbi trust as part of the Company’s deferred compensation plan at fair value. The Company determines the fair market value of its financial instruments based on the fair value hierarchy established in SFAS 157 Fair Value Measurements which requires an entity to maximize the use of observable inputs (Level 1) and minimize the use of unobservable inputs (Level 3) when measuring fair value. The three levels of inputs that may be used to measure fair values include:

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

Forward Pricing Agreements for Purchases of Copper and Aluminum
In the normal course of business, General Cable enters into forward pricing agreements for purchases of copper and aluminum to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption of SFAS No. 133 because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. General Cable expects to recover the cost of copper and aluminum under these agreements as a result of firm sales price commitments with customers. See Note 10.
Pension Plans
General Cable provides retirement benefits through contributory and non-contributory qualified and non-qualified defined benefit pension plans covering eligible domestic and international employees as well as through defined contribution plans and other postretirement benefits. Benefits under General Cable’s qualified U.S. defined benefit pension plan generally are based on years of service multiplied by a specific fixed dollar amount, and benefits under the Company’s qualified non-U.S. defined benefit pension plans generally are based on years of service and a variety of other factors that can include a specific fixed dollar amount or a percentage of either current salary or average salary over a specific period of time. The amounts funded for any plan year for the qualified U.S. defined benefit pension plan are neither less than the minimum required under federal law nor more than the maximum amount deductible for federal income tax purposes. General Cable’s non-qualified unfunded U.S. defined benefit pension plans include a plan that provides defined benefits to select senior management employees beyond those benefits provided by other programs. The Company’s non-qualified unfunded non-U.S. defined benefit pension plans include plans that provide retirement indemnities to employees within the Company’s Europe and North Africa and ROW segments. Pension obligations for the non-qualified unfunded defined benefit pension plans are provided for by book reserves and are based on local practices and regulations of the respective countries. General Cable makes cash contributions for the costs of the non-qualified unfunded defined benefit pension plans as the benefits are paid.
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

As of December 31, 2006, the Company adopted the recognition provisions of SFAS No. 158 and initially applied them to the funded status of its defined benefit pension plans and postretirement benefits other than pensions. This statement required the Company to recognize an asset or liability for the underfunded status of its defined benefit pension plans and postretirement benefits other than pensions in its Consolidated Balance Sheet for the year ended December 31, 2006. The initial recognition of the funded status of its defined benefit pension plans and postretirement benefits other than pensions resulted in a decrease in Shareholders’ Equity of $7.0 million, which was net of a tax benefit of $3.8 million
Self-insurance
The Company is self-insured for certain employee medical benefits, workers’ compensation benefits, environmental and asbestos-related issues. The Company purchased stop-loss coverage in order to limit its exposure to any significant level of employee medical claims and workers’ compensation claims in 2008 and 2007. Certain insurers are also partly responsible for coverage on many of the asbestos-related issues (see Note 17 for information relating to the release of one of these insurers during 2006). Self-insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred using the Company’s historical claims experience.
Concentration of Labor Subject to Collective Bargaining Agreements
At December 31, 2008, approximately 13,000 persons were employed by General Cable, and collective bargaining agreements covered approximately 7,000 employees, or 54% of total employees, at various locations around the world. During the five calendar years ended December 31, 2008, the Company experienced two strikes in North America both of which were settled on satisfactory terms. There were no other major strikes at any of the Company’s facilities during the five years ended December 31, 2008. In the United States, Canada, Chile, Thailand, Venezuela and Zambia union contracts will expire at seven facilities in 2009 and seven facilities in 2010 representing approximately 9.6% and 14.6%, respectively, of total employees as of December 31, 2008. The Company believes it will successfully renegotiate these contracts as they come due. For countries not specifically discussed above, labor agreements are generally negotiated on an annual or bi-annual basis.
Concentration of Risk
General Cable sells a broad range of products globally. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers, including members of buying groups, composing General Cable’s customer base. General Cable customers generally receive a 30 to 60 day payment period on purchases from the Company, with certain exception in European markets. Certain automotive aftermarket customers of the Company receive payment terms ranging from 45 days to 210 days, which is common in this particular market. Ongoing credit evaluations of customers’ financial condition are performed, and generally, no collateral is required. General Cable maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s estimates. Certain subsidiaries also maintain credit insurance for certain customer balances. Bad debt expense associated with uncollectible accounts for the years ended December 31, 2008, 2007 and 2006 was $4.3 million, $9.7 million and $2.2 million, respectively.
In North America, the Company has centralized the purchasing of its copper, aluminum and other significant raw materials to capitalize on economies of scale and to facilitate the negotiation of favorable purchase terms from suppliers. In 2008, the Company’s largest supplier of copper rod accounted for approximately 91% of its North American copper purchases while the largest supplier of aluminum rod accounted for approximately 84% of its North American aluminum purchases. The Company’s European operations purchases copper and aluminum rod from many suppliers or brokers with each generally providing a small percentage of the total copper and aluminum rod purchased. The Company’s ROW segment internally produces the majority of its copper and aluminum rod production needs and obtains cathode and ingots from various suppliers with each supplier generally providing a small percentage.
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
The Company records a valuation allowance to reduce deferred tax assets to the amount that it believes is more likely than not to be realized. The valuation of the deferred tax asset is dependent on, among other things, the ability of the Company to generate a sufficient level of future taxable income. In estimating future taxable income, the Company has considered both positive and negative evidence, such as historical and forecasted results of operations, including prior losses, and has considered the implementation of prudent and feasible tax planning strategies. At December 31, 2008, the Company had recorded a net deferred tax asset of $82.2 million ($124.7 million net current deferred tax asset less $42.5 million net long term deferred tax liability). The Company has and will continue to review on a quarterly basis its assumptions and tax planning strategies, and, if the amount of the estimated realizable net deferred tax asset is less than the amount currently on the balance sheet, the Company would reduce its deferred tax asset, recognizing a non-cash charge against reported earnings. Likewise, if the Company determines that a valuation allowance against a deferred tax asset is no longer appropriate, the adjustment to the valuation allowance would reduce income tax expense. In 2008 and 2007, the Company determined that improved business performance, expectations of future profitability, and other relevant factors constituted sufficient positive evidence to recognize certain foreign and state deferred tax assets. Accordingly, the Company adjusted the valuation allowances and recognized income tax benefits of approximately $3.2 million in 2008 and $12.2 million in 2007.

In July 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” was issued. This Interpretation clarifies accounting for uncertain tax positions in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. This Interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of Interpretation 48 decreased shareholders’ equity as of January 1, 2007 by approximately $18.8 million. See Note 11 for additional information.
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
Derivative Financial Instruments
Derivative financial instruments are utilized to manage interest rate, commodity and foreign currency risk. General Cable does not hold or issue derivative financial instruments for trading purposes. Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires that all derivatives be recorded on the balance sheet at fair value. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133, as applied to General Cable’s risk management strategies, may increase or decrease reported net income, and shareholders’ equity, or both, prospectively depending on changes in interest rates and other variables affecting the fair value of derivative instruments and hedged items, but will have no effect on cash flows or economic risk. See further discussion in Note 10 & 19.
Foreign currency and commodity contracts that are designated as and qualify as cash flow hedges are used to hedge future sales and purchase commitments. Interest rate swaps that are also designated as and qualify as cash flow hedges are used to achieve a targeted mix of floating rate and fixed rate debt. Unrealized gains and losses on the designated cash flow financial instruments, excluding ineffectiveness, which is recorded in earnings are recorded in other comprehensive income (loss) until the underlying transaction occurs and is recorded in the statement of operations at which point such amounts included in other comprehensive income (loss) are recognized in earnings. This recognition generally will occur over periods of less than one year.
The Company’s U.S. dollar to Euro cross currency and interest rate swap expired on November 15, 2007. The instrument was designated as and qualified as a hedge of the Company’s net investment in its European operations and was used to hedge the effects of the changes in spot exchange rates on the value of the net investment. At the maturity date, November 15, 2007, the Company paid approximately $30.5 million to settle the net investment hedge. The unrealized loss recognized in other comprehensive income (loss) may be recorded in the statement of operations if the Company divests of its European operations at some future date.
Shipping and Handling Costs
All shipping and handling amounts billed to a customer in a sales transaction are classified as revenue. Shipping and handling costs associated with storage and handling of finished goods and storage and handling of shipments to customers are included in cost of sales and totaled $165.4 million, $117.2 million and $102.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.
Advertising Expense
Advertising expense consists of expenses relating to promoting the Company’s products, including trade shows, catalogs, and e-commerce promotions, and is charged to expense when incurred. Advertising expense was $11.1 million, $9.5 million and $8.2 million in 2008, 2007 and 2006, respectively.

New Accounting Standards
In May 2008, the FASB issued Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including Partial Cash Settlement). The FSP specifies that when issuers of convertible debt instruments recognize interest cost in subsequent periods, they should separately account for the liability and equity components of the instrument in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date. The FSP will be effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The transition provision will require that entities retrospectively apply the FSP for all periods presented. The Company’s two convertible issuances (see Note 9) will be affected by adopting the FSP. The Company estimates the impact of adopting the FSP on January 1, 2009 will result in a reduction of the Company’s senior convertible notes of approximately $192.6 million, an increase in additional paid-in capital of approximately $203.3 million and an increase in deferred taxes of approximately $37.2 million. The Company estimates the impact of the non-cash interest expense will reduce earning approximately $31.0 million or $0.60 basic earning per share for fiscal year 2009. The non-cash interest expense would have been approximately $29.0 million, $18.0 million and $1.2 million for each of the years ended December 31, 2008, 2007 and 2006.
In March 2008, the Financial Accounting Standards Board (FASB) issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities an Amendment of FASB Statement No. 133. Statement No. 161 requires qualitative disclosures about the Company’s objectives and strategies for using derivatives, quantitative disclosures about the fair value of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The Statement is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of adopting SFAS No. 161 on its disclosures for the consolidated financial position, results of operations and cash flows.
In February 2008, FSP No. 157-2 partially delayed the effective date of SFAS No. 157, Fair Value Measurements for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. This FSP is effective for fiscal years beginning after November 15, 2008. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, Business Combinations or FASB No. 141R, Business Combinations. The Company is currently evaluating the impact of adopting FSP No. 157-2 on its consolidated financial position, results of operations and cash flows. As discussed below in Note 19, the Company has adopted SFAS No. 157 with the exception of FSP No. 157-2 as it relates to nonrecurring non-financial assets and non-financial liabilities.
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
3. Acquisitions and Divestitures
On June 30, 2008, the Company and its joint venture partner, A. Soriano Corporation (Anscor), announced that the Company acquired and consolidated Phelps Dodge Philippines (PDP) through an increase in its equity investment from 40% to 60%. The Company paid approximately $16.4 million in cash to the sellers in consideration for the additional equity interest in PDP and incurred insignificant fees and expenses related to the transaction. PDP is a joint venture established in 1955 by Anscor, a Philippine public holding company with diverse investments, and Phelps Dodge International Corporation (PDIC), a subsidiary of the Company which was acquired in the fourth quarter of 2007. PDP employs approximately 277 associates and operates one of the largest wire and cable manufacturing facilities in the Philippines. The investment complements the Company’s strategy in the region by providing a platform for further penetration into Southeast Asia markets as well as supporting ongoing operations in Australia, the Middle East and South Africa. In 2007, the last full year before the purchase of additional equity ownership, PDP reported net revenues of approximately $100 million (based on average exchange rates). Net assets and pro forma results of the PDP acquisition are immaterial.
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

On October 31, 2007, the Company acquired Phelps Dodge International (PDIC), with operations principally located in Latin America, sub-Saharan Africa and Southeast Asia. PDIC has manufacturing, distribution and sales facilities in 19 countries and nearly 3,000 employees. With more than 50 years of experience in the wire and cable industry, PDIC manufactures a full range of electric utility, electrical infrastructure, construction and communication products. The Company paid approximately $707.6 million in cash to the sellers in consideration for PDIC and $9.2 million in fees and expenses related to the acquisition. In 2006, the last full year before the acquisition, PDIC reported global net sales of approximately $1,168.4 million (based on average exchange rates).
The following table represents the final purchase price allocation based on the estimated fair values, or other measurements as applicable, of the assets acquired and the liabilities assumed as well as $8.0 million for the purchase of additional minority interest, in millions:

October 31, 2007
Assets
Cash	$99.0
Accounts receivable	279.8
Inventories	280.7
Property, plant and equipment	190.3
Intangible assets	237.4
Goodwill	159.7
Other current and noncurrent assets	75.0

Total assets	$1,321.9

Liabilities
Current liabilities	$396.5
Other liabilities	114.3

Total liabilities	$510.8

Minority Interest	$86.3

The Company finalized the purchase price allocation in October 2008. The amount of goodwill recognized for the purchase of PDIC represents the excess of the fair value of identified intangible assets and tangible net assets that is partly attributable to PDIC’s 50 plus years of experience in the wire and cable industry, its full range of product offerings and its presence in strategic locations around the world. Further, a certain amount of goodwill is tax deductible in various tax jurisdictions in future periods based on the Company making certain tax elections or other relevant actions. See Note 7 for further discussion.
The following table presents, in millions, actual consolidated results of operations for the Company for the year ended December 31, 2008 and 2007, including the operations of PDIC, and presents the unaudited pro forma consolidated results of operations for the Company for the fiscal year ended December 31, 2007 as though the acquisition of PDIC had been completed as of the beginning of that period. This pro forma information is intended to provide information regarding how the Company might have looked if the acquisition had occurred as of January 1, 2007. The pro forma adjustments represent management’s best estimates based on information available at the time the pro forma information was prepared and may differ from the adjustments that may actually have been required. Accordingly, the pro forma financial information should not be relied upon as being indicative of the historical results that would have been realized had the acquisition occurred as of the dates indicated or that may be achieved in the future.

	Year Ended December 31
	2008	2007	2007
	(As reported)	(As reported)	(Pro forma)
Revenue	$6,230.1	$4,614.8	$5,552.4

Net income applicable to common shareholders	$216.9	$208.3	$263.3

Earnings per common share — assuming dilution	$4.07	$3.82	$4.82

Pro forma adjustments have been made to interest expense, depreciation and amortization, income taxes and minority interest in consolidated subsidiaries to present the amounts on a purchase accounting adjusted basis.
On April 30, 2007, the Company acquired Norddeutsche Seekabelwerke GmbH & Co. KG (“NSW”), located in Nordenham, Germany from Corning Incorporated. As a result of the transaction, the Company assumed liabilities in excess of the assets acquired, including approximately $40.1 million of pension liabilities (based on the prevailing exchange rate at April 30, 2007). The Company recorded proceeds of $27.7 million ($11.0 million was received in the third quarter 2007) net of $1.1 million fees and expenses, which included $12.3 million of cash acquired and $5.5 million for settlement of accounts receivable from the former parent company.

The final purchase price allocation based on the estimated fair values, or other measurements as applicable, of the assets acquired and the liabilities assumed at the date of acquisition is as follows (in millions at the prevailing exchange rate at April 30, 2007):

April 30, 2007
Assets
Cash	$12.3
Accounts receivable	27.8
Inventories	29.2
Property, plant and equipment	2.5
Other current and noncurrent assets	0.3

Total assets	$72.1

Liabilities
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
4. Other Expense
Other expense includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated. During 2008, 2007 and 2006, the Company recorded a $27.2 million loss, $3.4 million loss and a $0.1 million loss, respectively, resulting from foreign currency transaction gains and losses. The change 2008 over 2007 is primarily the result of the rapid and significant devaluation of certain emerging market currencies principally in South America and Sub-Sahara Africa.
5. Inventories
Inventories consisted of the following (in millions):

	December 31,
	2008	2007
Raw materials	$197.4	$145.5
Work in process	168.9	154.3
Finished goods	586.9	629.0

Total	$953.2	$928.8

At December 31, 2008 and December 31, 2007, $610.1 million and $616.6 million, respectively, of inventories were valued using the LIFO method. Approximate replacement costs of inventories valued using the LIFO method totaled $505.9 million at December 31, 2008 and $792.3 million at December 31, 2007.
If in some future period the Company was not able to recover the LIFO value of its inventory when replacement costs were lower than the LIFO value of the inventory, the Company would be required to record a lower of cost or market LIFO inventory adjustment to recognize the charge in its consolidated statement of operations. In 2008, a $32.0 million lower of cost or market provision was recorded for copper and aluminum raw material inventory in which the replacement costs at the end of the year were lower than the LIFO value of the acquired copper and aluminum raw material inventory. Approximately, $23.6 million of the lower of cost or market adjustment is attributable to the high LIFO value of metal inventory acquired in the PDIC acquisition. In 2007, a $4.5 million lower of cost or market provision was recorded for copper and aluminum raw material inventory obtained as a result of the PDIC acquisition in which the replacement costs at the end of the year were lower than the LIFO value of the acquired copper and aluminum raw material inventory. There was no lower of cost or market provision recorded in 2006. Additionally, during 2008 and 2007, the Company reduced copper and aluminum inventory quantities globally, during which time the replacement costs throughout the year exceeded the LIFO value for the majority of the year, which resulted in a $2.4 million and $0.1 million gain, respectively.
At December 31, 2008 and 2007, the Company had approximately $30.2 million and $38.8 million, respectively of consignment inventory at locations not operated by the Company with approximately 74%, respectively, of the consignment inventory being located throughout the United States and Canada.

6. Property, Plant and Equipment
Property, plant and equipment consisted of the following (in millions):

	December 31,
	2008	2007
Land	$93.1	$84.4
Buildings and leasehold improvements	214.7	186.7
Machinery, equipment and office furnishings	783.3	670.9
Construction in progress	121.0	95.0

Total — gross book value	1,212.1	1,037.0
Less accumulated depreciation	(331.2)	(298.2)

Total — net book value	$880.9	$738.8

Depreciation expense totaled $75.5 million, $55.8 million and $45.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.
During the fourth quarter 2007, the Company rationalized outside plant telecommunication products manufacturing capacity due to continued declines in telecommunications cable demand. The Company closed a portion of its telecommunications capacity and has taken a pre-tax charge to write-off certain production equipment of $6.6 million. This action will free approximately 100,000 square feet of manufacturing space, which the Company plans to utilize for other products for the Central and South American markets.
On December 27, 2005, General Cable entered into a capital lease for certain pieces of equipment being used at the Company’s Indianapolis polymer plant. The capital lease agreement provides that the lease payments for the machinery and equipment will be approximately $0.6 million semi-annually, or approximately $1.2 million on an annual basis. The lease expires in December of 2010, and General Cable has the option to purchase the machinery and equipment for fair value at the end of the lease term. The present value of the minimum lease payments on the capital lease at inception was approximately $5.0 million which is reflected in fixed assets and in short-term and long-term lease obligations in the Company’s consolidated balance sheet. The Company has not entered into a material capital lease in 2007 or 2008.
Capital leases included within property, plant and equipment on the balance sheet were $5.3 million at December 31, 2008 and $5.7 million at December 31, 2007. Accumulated depreciation on capital leases was $3.2 million at December 31, 2008 and $2.5 million at December 31, 2007.
7. Goodwill and Other Intangible Assets, net
The amounts of goodwill and indefinite-lived intangible assets were as follows in millions of dollars:

	Goodwill				Indefinite-lived assets – Trade names
	North	Europe and			North	Europe and
	America	North Africa	ROW	Total	America	North Africa	ROW	Total
Balance at January 1, 2007	$—	$—	$—	$—	$—	$0.5	$—	$0.5
Acquisitions	—	—	116.1	116.1	—	—	132.4	132.4
Currency translation and other adjustments(1)	—	—	—	—	—	—	—	—

Balance at December 31, 2007	—	—	116.1	116.1	—	0.5	132.4	132.9
Acquisitions	0.8	26.4	43.6	70.8	—	—	—	—
Currency translation and other adjustments	—	(3.5)	(11.5)	(15.0)	—	—	(9.8)	(9.8)

Balance at December 31, 2008	$0.8	$22.9	$148.2	$171.9	$—	$0.5	$122.6	$123.1

(1)	The Company did not record currency translation or other purchase price allocation adjustments during 2007 because the acquisition of PDIC occurred on October 31, 2007.

Acquisitions during 2008 include goodwill of $26.4 million, before currency translation adjustments, related to the acquisition of Enica Biskra in the Company’s Europe and North Africa segment as well as final purchase accounting allocation adjustments of $43.6 million in 2008 in the Company’s ROW segment related to the acquisition of PDIC. The amount of goodwill of $159.7 million, before currency translation adjustments, recognized for the PDIC acquisition reflects the fair market value of PDIC in excess of the fair value of identified intangible assets and tangible net assets as of the date of the acquisition October 31, 2007. The Company finalized the purchase price allocation for the PDIC acquisition in October 2008, which included, among other things, the finalization of asset and liability valuations and the related tax impact. Goodwill and trade names were not impaired as a result of the annual impairment testing performed by the Company in accordance with Financial Accounting Standard Board No. 142, “Goodwill and Other Intangible Assets”.
The amounts of other intangible assets — customer relationships were as follows in millions of dollars:

	December 31
	2008	2007

Amortized intangible assets:
Customer relationships	$106.4	$106.4
Accumulated amortization	(19.1)	(2.6)
Foreign currency translation adjustment	(8.6)	—

Total Amortized intangible assets	$78.7	$103.8

As part of the PDIC acquisition and the related purchase accounting adjustments, the Company acquired certain trade names and customer relationships for which the fair market value as of October 31, 2007 was $132.4 million and $104.9 million, respectively, before currency translation adjustments. Amortized intangible assets are stated at cost less accumulated amortization as of December 31, 2008 and 2007. Customer relationships have been determined to have a useful life in the range of 3.5 to 10 years and the Company has accelerated the amortization expense to align with the historical customer attrition rates. The amortization of intangible assets in 2008 and 2007 was $16.5 million and $14.8 million, respectively. The estimated amortization expense for the next five years is in millions of dollars: 2009 — $14.1 million, 2010 — $13.2 million, 2011 — $10.1 million, 2012 — $8.5 million, and 2013 — $7.6 million and $25.2 million thereafter.
8. Accrued Liabilities
Accrued liabilities consisted of the following (in millions):

	December 31,
	2008	2007
Payroll related accruals	$85.1	$87.4
Customers deposits and prepayments	33.5	34.2
Taxes other than income	17.9	26.5
Customer rebates	78.8	93.0
Insurance claims and related expenses	15.6	23.5
Current deferred tax liability	11.7	28.8
Derivative liability	64.7	11.1
Other accrued liabilities	116.0	92.8

Total	$423.3	$397.3

9. Long-Term Debt
Long-term debt consisted of the following (in millions):

	December 31
	2008	2007
1.00% Senior Convertible Notes due 2012	$475.0	$475.0
0.875% Convertible Notes due 2013	355.0	355.0
7.125% Senior Notes due 2017	200.0	200.0
Senior Floating Rate Notes	125.0	125.0
Silec credit facilities	84.9	63.5
PDIC credit facilities	71.5	37.7
Spanish Term Loan	64.1	31.3
Asset Based Loan	—	60.0
Capital leases	2.3	3.4
Other	68.8	47.9

Total debt	1,446.6	1,398.8
Less current maturities	230.5	500.9

Long-term debt	$1,216.1	$897.9

Weighted average interest rates on the above outstanding balances were as follows:

1.00% Senior Convertible Notes due 2012	1.00%	1.00%
0.875% Convertible Notes due 2013	0.875%	0.875%
7.125% Senior Notes due 2017	7.125%	7.125%
Senior Floating Rate Notes	6.3%	7.6%
Silec credit facilities	4.4%	4.8%
PDIC credit facilities	5.3%	6.4%
Spanish Term Loan	4.4%	5.1%
Asset Based Loan	—%	6.3%
Capital leases	6.5%	6.5%
Other	5.8%	4.6%
1.00% Senior Convertible Notes
The Company’s 1.00% Senior Convertible Notes were issued in September 2007 in the amount of $475.0 million. The notes were sold to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). Subsequently, on April 16, 2008, the notes and the common stock issuable upon conversion of the notes were registered on a Registration Statement on Form S-3. The 1.00% Senior Convertible Notes bear interest at a fixed rate of 1.00%, payable semi-annually in arrears, and mature in 2012. The 1.00% Senior Convertible Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company’s wholly-owned U.S. and Canadian subsidiaries. The estimated fair value of the 1.00% Senior Convertible Notes was approximately $285.0 million at December 31, 2008.
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
Pursuant to Emerging Issues Task Force (“EITF”) 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), and EITF 01-6, “The Meaning of Indexed to a Company’s Own Stock” (“EITF 01-6”), the 1.00% Senior Convertible Notes are accounted for as convertible debt in the accompanying Consolidated Balance Sheet and the embedded conversion option in the 1.00% Senior Convertible Notes has not been accounted for as a separate derivative. For a discussion of the effects of the 1.00% Senior Convertible Notes on earnings per share, see Note 15.
Proceeds from the 1.00% Senior Convertible Notes were used to partially fund the purchase price of $707.6 million related to the PDIC acquisition and to pay approximately $12.3 million in debt issuance costs that are being amortized to interest expense over the term of the 1.00 % Senior Convertible Notes.
0.875% Convertible Notes
The Company’s 0.875% Convertible Notes were issued in November of 2006 in the amount of $355.0 million, pursuant to the Company’s effective Registration Statement on Form S-3. The 0.875% Convertible Notes bear interest at a fixed rate of 0.875%, payable semi-annually in arrears, and mature in 2013. The 0.875% Convertible Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company’s wholly-owned U.S. subsidiaries. The estimated fair value of the 0.875% Convertible Notes was approximately $184.6 million at December 31, 2008.
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
Therefore, in the event of “fundamental change’ or the aforementioned average pricing thresholds, the Company would be required to classify the entire amount outstanding of the 0.875% Convertible Notes as a current liability. The evaluation of the classification of amounts outstanding associated with the 0.875% Convertible Notes will occur every quarter. As a result the entire $355.0 million has been classified as a current liability as of December 31, 2007 because the average stock price has exceeded the conversion threshold of $65.47 for 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter. However, as the average stock price did not exceed the conversion threshold for the 20 days during the 30 consecutive trading days ending the calendar year, the entire $355.0 million was classified as a non-current liability as of December 31, 2008.

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
Concurrent with the sale of the 0.875% Convertible Notes, the Company purchased note hedges that are designed to mitigate potential dilution from the conversion of the 0.875% Convertible Notes in the event that the market value per share of the Company’s common stock at the time of exercise is greater than approximately $50.36. Under the note hedges that cover approximately 7,048,880 shares of the Company’s common stock, the counterparties are required to deliver to the Company either shares of the Company’s common stock in the amount that the Company delivers to the holders of the 0.875% Convertible Notes with respect to a conversion, calculated exclusive of shares deliverable by the Company by reason of any additional make whole premium relating to the 0.875% Convertible Notes or by reason of any election by the Company to unilaterally increase the conversion rate as permitted by the indenture governing the 0.875% Convertible Notes. The note hedges expire at the close of trading on November 15, 2013, which is also the maturity date of the 0.875% Convertible Notes, although the counterparties will have ongoing obligations with respect to 0.875% Convertible Notes properly converted on or prior to that date as to which the counterparties have been timely notified.
In addition, the Company issued warrants to counterparties that could require the Company to issue up to approximately 7,048,880 shares of the Company’s common stock in equal installments on each of the fifteen consecutive business days beginning on and including February 13, 2014. The strike price is $76.00 per share, which represents a 92.4% premium over the closing price of the Company’s shares of common stock on November 9, 2006. The warrants are expected to provide the Company with some protection against increases in the common stock price over the conversion price per share.
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

7.125% Senior Notes and Senior Floating Rate Notes
On March 21, 2007, the Company completed the issuance and sale of $325.0 million in aggregate principal amount of new senior unsecured notes, comprised of $125.0 million of Senior Floating Rate Notes due 2015 (the “Senior Floating Rate Notes”) and $200.0 million of 7.125% Senior Fixed Rate Notes due 2017 (the “7.125% Senior Notes” and together, the “Notes”). The Notes are jointly and severally guaranteed by the Company’s U.S. subsidiaries. The Notes were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). An exchange offer commenced on June 11, 2007 and was completed on July 26, 2007 to replace the unregistered Notes with registered Notes with like terms pursuant to an effective Registration Statement on Form S-4. The Notes are jointly and severally guaranteed by the Company’s wholly-owned U.S. subsidiaries. The estimated fair value of the 7.125% Senior Notes and Senior Floating Rate Notes was approximately $132.8 million and $59.2 million, respectively, at December 31, 2008.
The Senior Floating Rate Notes bear interest at an annual rate equal to the 3-month LIBOR rate plus 2.375%, which combine for a rate of 6.3% at December 31, 2008. Interest on the Senior Floating Rate Notes is payable quarterly in arrears in cash on January 1, April 1, July 1 and October 1 of each year, commencing on July 1, 2007. The 7.125% Senior Notes bear interest at a rate of 7.125% per year and are payable semi-annually in arrears in cash on April 1 and October 1 of each year, commencing on October 1, 2007. The Senior Floating Rate Notes mature on April 1, 2015 and the 7.125% Senior Notes mature on April 1, 2017.
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
Silec credit facilities
As of December 31, 2008, Silec’s debt was the U.S. dollar equivalent of $84.9 million. The debt consisted of approximately $41.5 million relating to an uncommitted accounts receivable facility of up to $69.9 million and approximately $43.4 million of short-term financing agreements of up to $50.4 million. The Company has approximately $28.4 million of excess availability under the uncommitted accounts receivable facility and $7.0 million availability under the short-term financing agreements. The weighted average interest rate for the uncommitted accounts receivable facility and the short-term financing arrangements was 4.4%.
PDIC credit facilities
On October 31, 2007 the Company acquired PDIC and assumed the U.S. dollar equivalent of $64.3 million (at the prevailing exchange rate on that date) of mostly short-term PDIC debt as a part of the acquisition. As of December 31, 2008, PDIC related debt was $71.5 million of which approximately $71.0 million was short-term financing agreements at various interest rates. The weighted average interest rate was 5.3% as of December 31, 2008. The Company has approximately $338.0 million of excess availability, subject to certain conditions as defined, under these various credit facilities.

Spanish Term Loan and Spanish Credit Facility
The Spanish Term Loan of 50 million euros was issued in December 2005 and was available in up to three tranches, with an interest rate of Euribor plus 0.8% to 1.5% depending on certain debt ratios. Two of the tranches have expired. The remaining tranche (maturing in 2012) was paid and terminated, in June 2008, with net payment of approximately 27.2 million euros or $43.0 million. In February 2008, the Company entered into a term loan in the amount of 20 million euros with an interest rate of Euribor plus 0.5%. The term loan is payable in semi-annual installments, due in August and February, maturing in February 2013. Simultaneously, the Company entered into a fixed interest rate swap to coincide with the terms and conditions of the term loan starting in August 2008 and maturing in February 2013 that will effectively hedge the variable interest rate with a fixed interest rate of 4.2%. In April 2008, the Company entered into a term loan in the amount of 10 million euros with an interest rate of Euribor plus 0.75%. The term loan is payable in semi-annual installments, due in April and October, maturing in April 2013. Simultaneously, the Company entered into a fixed interest rate swap to coincide with the terms and conditions of the term loan starting in October 2008 and maturing in April 2013 that will effectively hedge the variable interest rate with a fixed interest rate of 4.58%. In June 2008, the Company entered into a term loan in the amount of 21 million euros with an interest rate of Euribor plus 0.75%. The term loan is payable in quarterly installments, due in March, June, September and December, maturing in June 2013. Simultaneously, the Company entered into a fixed interest rate swap to coincide with the terms and conditions of the term loan starting in September 2008 and maturing in June 2013 that will effectively hedge the variable interest rate with a fixed interest rate of 4.48%. As of December 31, 2008, the U.S. dollar equivalent of $64.1 million was outstanding under these term loan facilities. The proceeds were was used to partially fund the acquisition of Enica Biskra and for general working capital purposes. There is no remaining availability under these Spanish Term Loans. The weighted average interest rate including the effect of the interest rate swaps was 4.4% under these term loan facilities as of December 31, 2008.
Three Spanish Credit Facilities totaling 45 million euros were established in 2008, and mature in 2010, 2011 and 2013 and carry an interest rate of Euribor plus 0.4% to 0.65% depending on certain debt ratios. No funds are currently drawn under these facilities, leaving undrawn availability of approximately the U.S. dollar equivalent of $62.8 million as of December 31, 2008. Commitment fees ranging from 15 to 25 basis points per annum on any unused commitments under these credit facilities are payable on a quarterly basis.
The Spanish Term Loan and Spanish Credit Facility are subject to certain financial ratios of the Company’s European subsidiaries, which includes minimum net equity and net debt to EBITDA (earnings before interest, taxes, depreciation and amortization). At December 31, 2008, the Company was in compliance with all covenants under these facilities. In addition, the indebtedness under the combined facilities is guaranteed by the Company’s Portuguese subsidiary and by Silec Cable, S.A.
Senior Secured Revolving Credit Facility (“Amended Credit Facility”) The Company’s current senior secured revolving credit facility (“Amended Credit Facility”), as amended, is a five-year, $400.0 million asset based revolving credit agreement that includes an approximate $50.0 million sublimit for the issuance of commercial and standby letters of credit and a $20.0 million sublimit for swingline loans. Loans under the Amended Credit Facility bear interest at the Company’s option, equal to either an alternate base rate (prime plus 0.00% to 0.625%) or an adjusted LIBOR rate plus an applicable margin percentage (LIBOR plus 1.125% to 1.875%). The applicable margin percentage is subject to adjustments based upon the excess availability, as defined. At December 31, 2008, the Company had no outstanding borrowings and undrawn availability of $301.3 million under the Amended Credit Facility. The Company had outstanding letters of credit related to this Amended Credit Facility of $29.5 million at December 31, 2008.
Indebtedness under the Amended Credit Facility is guaranteed by the Company’s wholly-owned U.S. subsidiaries and is secured by a first priority security interest in tangible and intangible property and assets of the Company’s U.S. subsidiaries. The lenders have also received a pledge of all of the capital stock of the Company’s existing domestic subsidiaries and any future domestic subsidiaries.
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
Other
As of December 31, 2008, ECN Cable’s debt was the U.S. dollar equivalent of $17.4 million. The debt consisted of approximately $1.8 million relating to an uncommitted accounts receivable facility of up to $23.9 million and approximately $15.6 million of credit facilities of up to $54.1 million. The Company has approximately $60.6 million of excess availability under the uncommitted accounts receivable facility and the credit facilities. The weighted average interest rate for the uncommitted accounts receivable facility and the credit facilities was 5.8%.
At December 31, 2008, maturities of long-term debt during each of the years 2009 through 2013 are $229.4 million, $15.7 million, $14.7 million, $489.7 million, $360.8 million, respectively, and $334.0 million thereafter.
As of December 31, 2008 and 2007, the Company was in compliance with all debt covenants. In certain cases, the Company credit facilities discussed above are limited based on transaction and collateral level requirements, as defined in the respective credit facility contract(s).
Maturities of capital lease obligations during each of the years 2009 and 2010 through $1.1 million and $1.2 million, respectively.
10. Financial Instruments
General Cable is exposed to various market risks, including changes in interest rates, foreign currency and raw material (commodity) prices. To manage risks associated with the volatility of these natural business exposures, General Cable enters into interest rate, commodity and foreign currency derivative agreements, as it relates to both transactions and the Company’s net investment in its European operations, as well as copper and aluminum forward pricing agreements. General Cable does not purchase or sell derivative instruments for trading purposes. General Cable does not engage in trading activities involving commodity contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques. Depending on the extent of an unrealized loss position on a derivative contract held by the Company, certain counterparties may require a deposit to secure the derivative contract position. The Company recorded $8.7 million in prepaid expenses and other assets line item on the consolidated balance sheet as of December 31, 2008. No such deposit was required as of December 31, 2007.
Cash Flow Hedges
General Cable utilizes interest rate swaps to manage its interest expense exposure by fixing its interest rate on a portion of the Company’s floating rate debt. Under the swap agreements, General Cable typically pays a fixed rate while the counterparty pays to General Cable the difference between the fixed rate and the floating rate. The Company has entered into interest rate swaps on the Company’s Spanish Term Loans. The interest rate swaps were effective beginning in August, September, and October of 2008 as discussed above in Note 9. As of December 31, 2008, in addition to the above mentioned Spanish Term Loans related interest rate swaps, the Company has one outstanding interest rate swap with a notional value of $9.0 million and provides for fixed a interest rate of 4.49% which matures in October 2011. The Company does not provide or receive any collateral specifically for this contract. The fair value of interest rate derivatives, which are designated as and qualify as cash flow hedges as defined in SFAS No. 133, are based on quoted market prices, which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments. At December 31, 2008 and December 31, 2007, the net unrealized loss on the interest rate derivative and the related carrying value was $0.7 million and $0.5 million, respectively.

Outside of North America, General Cable enters into commodity futures contracts, which are designated as and qualify as cash flow hedges as defined in SFAS No. 133, for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. At December 31, 2008 and 2007, General Cable had an unrealized loss of $84.7 million and $18.8 million, respectively, on the commodity futures.
The Company enters into forward exchange contracts, which are designated as and qualify as cash flow hedges as defined in SFAS No. 133, principally to hedge the currency fluctuations in certain transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. Principal transactions hedged during the year were firm sales and purchase commitments. The fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At December 31, 2008 and 2007, the net unrealized gain on the net foreign currency contracts was $0.4 million and $8.2 million, respectively.
Unrealized gains and losses on the Company’s derivative financial instruments are recorded in other comprehensive income (loss) until the underlying transaction occurs and is recorded in the statement of operations at which point such amounts included in other comprehensive income (loss) are recognized in income, which generally will occur over periods less than one year. During the years ended December 31, 2008, 2007 and 2006, a pre-tax $5.5 million loss, a pre-tax $0.9 million loss and a pre-tax $20.9 million gain, respectively, were reclassified from accumulated other comprehensive income to the statement of operations. A pre-tax loss of $62.5 million is expected to be reclassified into earnings from other comprehensive income during 2009.
Fair Value of Designated Derivatives
The notional amounts and fair values of these designated cash flow financial instruments at December 31, 2008 and 2007 are shown below (in millions). The carrying amount of the financial instruments was a net liability of $85.0 million and a net liability of $11.1 million at December 31, 2008 and 2007, respectively.

	2008		2007
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Cash flow hedges:
Interest rate swap	$74.6	$(0.7)	$9.0	$(0.5)
Commodity futures	198.1	(84.7)	297.7	(18.8)
Foreign currency forward exchange	438.3	0.4	380.5	8.2

		$(85.0)		$(11.1)

Other Forward Pricing Agreements
In the normal course of business, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption of SFAS No. 133 because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At December 31, 2008 and 2007, General Cable had $90.5 million and $90.1 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At December 31, 2008 and 2007, General Cable had an unrealized loss of $25.1 million and $4.0 million, respectively, related to these transactions. The fair market value of the forward pricing agreements was $65.4 million and $86.1 million at December 31, 2008 and 2007, respectively. General Cable expects the unrealized losses under these agreements to be offset as a result of firm sales price commitments with customers.

11. Income Taxes
For financial reporting purposes, income before income taxes includes the following components:

	Year Ended December 31,
	2008	2007	2006
United States	$111.1	$112.6	$72.1
Foreign	227.3	195.2	128.1

Total	$338.4	$307.8	$200.2

The provision (benefit) for income taxes attributable to continuing operations consisted of the following (in millions):

	Year Ended December 31,
	2008	2007	2006
Current tax expense:
Federal	$20.7	$24.4	$6.8
State	2.0	3.8	0.3
Foreign	78.7	59.7	53.1
Deferred tax expense (benefit):
Federal	14.6	15.7	22.5
State	2.5	(6.1)	(5.8)
Foreign	(5.8)	1.9	(12.0)

Total	$112.7	$99.4	$64.9

The reconciliation of reported income tax expense (benefit) to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income from continuing operations is as follows (in millions):

	Year Ended December 31,
	2008	2007	2006
Statutory federal income tax	$118.4	$107.6	$70.1
State and foreign income tax differential(1)	(7.1)	(5.8)	(4.7)
Other, net	1.4	(2.4)	(0.5)

Total	$112.7	$99.4	$64.9

(1)
The 2008, 2007 and 2006 state and foreign income tax differential amount includes $3.2 million, $12.2 million and $6.3 million of tax benefits, respectively, attributable to the recognition of certain state and foreign deferred tax assets that were previously subject to valuation allowances.

The components of deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$20.8	$24.0
Pension and retiree benefits accruals	33.9	24.8
Inventory	81.9	100.2
Depreciation and fixed assets	7.9	6.5
Tax credit carryforwards	4.7	8.1
Other liabilities	80.5	49.1
Valuation allowance	(11.7)	(19.3)

Total deferred tax assets	218.0	193.4

Deferred tax liabilities:
Inventory	11.6	5.9
Depreciation and fixed assets	62.1	69.9
Intangibles	62.1	74.7

Total deferred tax liabilities	135.8	150.5

Net deferred tax assets	$82.2	$42.9

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
As of December 31, 2008, the Company has recorded a valuation allowance for certain foreign net operating loss carryforwards and temporary differences due to uncertainties regarding the ability to obtain future tax benefits for these tax attributes. In 2008 and 2007, the Company determined that improved business performance, expectations of future profitability, and other relevant factors constituted sufficient positive evidence to recognize certain foreign and state deferred tax assets. Accordingly, the Company adjusted the valuation allowances and recognized income tax benefits of $3.2 million and $12.2 million in 2008 and 2007, respectively.
The Company has recognized deferred tax assets of approximately $10.5 million for net tax loss carryforwards in various taxing jurisdictions as follows:

	Net Tax Loss
Jurisdiction	Carryforward	Expiration
Australia	$4.6	Indefinite
Brazil	18.6	Indefinite
France	1.1	Indefinite
Mexico	1.5	Indefinite
South Africa	0.4	Indefinite
United States	5.4	2009

Total	$31.6

The Company also has various foreign subsidiaries with approximately $35 million of tax loss carryforwards in various jurisdictions that are subject to a valuation allowance due to statutory limitations on utilization, uncertainty of future profitability, and other relevant factors.
The Company does not provide for deferred taxes on the excess of the financial reporting over the tax basis in investments in foreign subsidiaries that are essentially permanent in duration. That excess was approximately $575 million as of December 31, 2008. The determination of the additional tax expense that would be incurred upon repatriation of assets or disposition of foreign subsidiaries is not practical.
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
In connection with the January 1, 2007 adoption of FIN 48, the Company recognized an $18.8 million decrease in opening retained earnings and had total unrecognized tax benefits of $45.6 million, of which $37.2 million would have a favorable impact on the effective tax rate if recognized. The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year:

In millions	2008	2007
Unrecognized Tax Benefit – Beginning balance	$57.8	$45.6
Gross Increases – Tax Positions in Prior Period	0.9	1.9
Gross Decreases – Tax Positions in Prior Period	(0.7)	(0.4)
Gross Increases – Tax Positions in Current Period	3.2	6.0
Gross Increases – Business Combinations	5.0	4.2
Settlements	—	(0.2)
Lapse of Statute of Limitations	(1.1)	(1.1)
Foreign Currency Translation	(3.4)	1.8

Unrecognized Tax Benefit – Ending Balance	$61.7	$57.8

Included in the balance of unrecognized tax benefits at December 31, 2008 and 2007, are $54.6 million and $45.5 million of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2008 and 2007, are $7.1 million and $9.8 million of tax benefits that, if recognized, would result in adjustments to deferred taxes. At December 31, 2007, there were $2.5 million of unrecognized tax benefits that, if recognized, would result in a decrease to goodwill recorded in purchase business combination.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued penalties of $1.5 million and interest of $5.0 million during 2008 and in total, as of December 31, 2008, has recognized a liability for penalties of $2.6 million and interest of $9.5 million. During 2007, the Company accrued penalties of $(0.5) million and interest of $2.3 million and in total, as of December 31, 2007, had recognized a liability for penalties of $1.1 million and interest of $4.6 million.
In addition, the Company believes that it is reasonably possible that approximately $2.3 million related to various state and foreign unrecognized tax positions could change within the next twelve months due to the expiration of the statute of limitations or tax audit settlements.
The Company files income tax returns in the United States and numerous foreign, state, and local tax jurisdictions. Tax years that are open for examination and assessment by the Internal Revenue Service are 2005 – 2008. With limited exceptions, tax years prior to 2004 are no longer open in major foreign, state or local tax jurisdictions.
12. Employee Benefit Plans
General Cable provides retirement benefits through contributory and noncontributory qualified and non-qualified defined benefit pension plans covering eligible domestic and international employees as well as through defined contribution plans and other postretirement benefits.
Defined Benefit Pension Plans
Benefits under General Cable’s qualified U.S. defined benefit pension plan generally are based on years of service multiplied by a specific fixed dollar amount, and benefits under the Company’s qualified non-U.S. defined benefit pension plans generally are based on years of service and a variety of other factors that can include a specific fixed dollar amount or a percentage of either current salary or average salary over a specific period of time. The amounts funded for any plan year for the qualified U.S. defined benefit pension plan are neither less than the minimum required under federal law or more than the maximum amount deductible for federal income tax purposes. General Cable’s non-qualified unfunded U.S. defined benefit pension plans include a plan that provides defined benefits to select senior management employees beyond those benefits provided by other programs. The Company’s non-qualified unfunded non-U.S. defined benefit pension plans include plans that provide retirement indemnities and other post-retirement payments to employees within the Company’s European and ROW segments. The Company’s pension obligation increased $40.1 million due to the NSW acquisition on April 30, 2007, see Note 3. Pension obligations for the majority of non-qualified unfunded defined benefit pension plans are provided for by book reserves and are based on local practices and regulations of the respective countries. General Cable makes cash contributions for the costs of the non-qualified unfunded defined benefit pension plans as the benefits are paid.
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

The changes in the benefit obligation and plan assets, the funded status of the plans and the amounts recognized in the Consolidated Balance Sheets were as follows (in millions):

	U.S. Plans		Non-U.S. Plans
	December 31		December 31
	2008	2007	2008	2007
Changes in Benefit Obligation:
Beginning benefit obligation	$140.1	$150.7	$92.4	$37.4
Impact of foreign currency exchange rate change	—	—	(12.1)	7.2
Acquisitions	—	—	8.5	50.5
Service cost	1.4	1.6	2.7	1.7
Interest cost	8.2	8.4	4.9	3.6
Curtailment loss	—	(1.6)	—	—
Benefits paid	(10.4)	(18.4)	(3.6)	(2.6)
Employee contributions	—	—	0.1	0.1
Amendments / Change in assumptions	0.2	0.3	0.2	—
Actuarial (gain) loss	7.0	(0.9)	(4.9)	(5.5)

Ending benefit obligation	$146.5	$140.1	$88.2	$92.4

Changes in Plan Assets:
Beginning fair value of plan assets	$129.4	$126.5	$30.6	$25.9
Impact of foreign currency exchange rate change	—	—	(6.4)	3.0
Acquisitions	—	—	0.5	—
Actual return on plan assets	(32.9)	9.0	(4.0)	0.2
Company contributions	4.4	12.3	4.9	4.1
Benefits paid	(10.4)	(18.4)	(3.6)	(2.6)

Ending fair value of plan assets	$90.5	$129.4	$22.0	$30.6

Funded status at end of year	$(56.0)	$(10.7)	$(66.2)	$(61.8)

Amounts Recognized in Consolidated Balance Sheet:
Other Assets	$—	$—	$0.3	$—

Accrued liabilities	$(0.5)	$(0.4)	$(3.0)	$(2.0)

Other liabilities	$(55.5)	$(10.3)	$(63.5)	$(59.8)

Recognized in Accumulated Other Comprehensive Income:
Net actuarial loss	$84.5	$36.2	$2.6	$4.1
Prior service cost	1.0	1.4	0.9	1.0
Transition obligation	—	—	0.3	0.4

	$85.5	$37.6	$3.8	$5.5

Accumulated benefit obligation (1)	$145.8	$139.4	$73.8	$84.6

(1)	Denotes accumulated benefit obligation in excess of plan assets.
The accumulated benefit obligation for all of the Company’s defined benefit pension plans was $225.3 million and $224.0 million at December 31, 2008 and 2007, respectively.

Pension expense included the following components (in millions):

	U.S. Plans			Non-U.S. Plans
	Year ended December 31			Year ended December 31
	2008	2007	2006	2008	2007	2006
Pension expense:
Service cost	$1.4	$1.6	$1.8	$2.7	$1.7	$0.9
Interest cost	8.2	8.4	8.6	4.9	3.6	1.7
Expected return on plan assets	(10.8)	(10.5)	(9.8)	(1.7)	(2.0)	(1.5)
Amortization of prior service cost	0.7	0.8	1.3	0.1	0.1	0.1
Amortization of net loss	2.3	2.1	2.8	0.3	0.5	0.3
Amortization of transition obligation	—	—	—	0.1	0.1	0.1
Curtailment loss	—	3.2	—	—	—	—
Settlement gain	—	(4.3)	—	—	—	—

Net pension expense	$1.8	$1.3	$4.7	$6.4	$4.0	$1.6

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net pension expense over the next fiscal year are $7.5 million and $0.6 million, respectively.
General Cable evaluates its actuarial assumptions at least annually, and adjusts them as necessary. The Company uses a measurement date of December 31 for all of its defined benefit pension plans. The weighted average assumptions used in determining benefit obligations were:

	U.S. Plans		Non-U.S. Plans
	2008	2007	2008	2007
Discount rate	5.75%	6.00%	5.91%	5.62%
Expected rate of increase in future compensation levels	2.50%	2.50%	4.05%	3.66%
The weighted average assumptions used to determine net pension expense were:

	U.S. Plans			Non-U.S. Plans
	2008	2007	2006	2008	2007	2006
Discount rate	6.00%	6.00%	5.75%	5.76%	4.99%	4.72%
Expected rate of increase in future compensation levels	2.25%	4.00%	4.00%	4.33%	3.35%	2.72%
Long-term expected rate of return on plan assets	8.50%	8.50%	8.50%	6.70%	6.74%	6.90%
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
The weighted-average long-term expected rate of return on assets is based on input from actuaries, including their review of historical 10-year, 20-year, and 25-year rates of inflation and real rates of return on various broad equity and bond indices in conjunction with the diversification of the asset portfolio. The expected long-term rate of return on assets for the qualified U.S. defined benefit pension plan is based on an asset allocation assumption of 65% allocated to equity investments, with an expected real rate of return of 8%, and 35% to fixed-income investments, with an expected real rate of return of 2%, and an assumed long-term rate of inflation of 3%. The actual asset allocations were 56% of equity investments and 44% of fixed-income investments at December 31, 2008 and 60% of equity investments and 40% of fixed-income investments at December 31, 2007. Approximately 36% and 34% of plan assets were concentrated in two mutual funds as of December 31, 2008 and 2007, respectively. The expected long-term rate of return on assets for qualified non-U.S. defined benefit plans is based on a weighted-average asset allocation assumption of 52% allocated to equity investments, 44% to fixed-income investments and 4% to other investments. The actual weighted-average asset allocations were 49% of equity investments, 47% of fixed-income investments and 4% of other investments at December 31, 2008 and 52% of equity investments, 43% of fixed-income investments and 5% of other investments at December 31, 2007. Management believes that long-term asset allocations on average and by location will approximate the Company’s assumptions and that the long-term rate of return used by each country that is included in the weighted-average long-term expected rate of return on assets is a reasonable assumption.

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
General Cable’s expense under both U.S. and non-U.S. defined benefit pension plans is determined using the discount rate as of the beginning of the fiscal year, so 2009 expense for the pension plans will be based on the weighted-average discount rate of 5.75% for U.S. defined benefit pension plans and 5.91% for non-U.S. defined benefit pension plans.
The Company expects to contribute, at a minimum, $9.3 million to its defined benefit pension plans for 2009. The estimated future benefit payments expected to be paid for the Company’s defined benefit pension plans are $13.8 million in 2009, $13.9 million in 2010, $14.8 million in 2011, $15.8 million in 2012, $15.6 million in 2013 and $79.9 million in the five years thereafter.
Postretirement Benefits Other Than Pensions
General Cable has postretirement benefit plans that provide medical and life insurance for certain retirees and eligible dependents. General Cable funds the plans as claims or insurance premiums are incurred.
The changes in accrued postretirement benefits were as follows (in millions):

	December 31
	2008	2007
Changes in Benefit Obligation:
Beginning benefit obligation	$11.4	$11.8
Service cost	0.1	0.1
Interest cost	0.5	0.6
Actuarial loss	(1.4)	0.6
Benefits paid	(1.4)	(1.7)
Foreign currency impact	(0.1)	—

Ending benefit obligation	$9.1	$11.4

Funded status at end of year	$(9.1)	$(11.4)

Amounts Recognized in Consolidated Balance Sheet:
Accrued liabilities	$(1.3)	$(1.6)

Other liabilities	$(7.8)	$(9.8)

Recognized in Accumulated Other Comprehensive Income:
Net actuarial loss	$2.5	$4.0
Prior service cost	(0.5)	(0.5)

	$2.0	$3.5

Net postretirement benefit expense included the following components (in millions):

	Year ended December 31
	2008	2007	2006
Postretirement benefit expense:
Service cost	$0.1	$0.1	$0.1
Interest cost	0.5	0.6	0.7
Amortization of prior service cost	(0.1)	(0.1)	(0.1)
Amortization of net loss	0.2	0.3	0.3

Net postretirement benefit expense	$0.7	$0.9	$1.0

The estimated net loss and prior service cost for the postretirement benefit plans that will be amortized from accumulated other comprehensive income into net pension expense over the next fiscal year are $0.2 million and $(0.1) million, respectively.

The discount rate used in determining the accumulated postretirement benefit obligation was 5.50% for the year ended December 31, 2008, 5.50% for the year ended December 31, 2007 and 5.75% for the year ended December 31, 2006. The discount rate used in determining the net postretirement benefit expense was 5.5% for the year ended December 31, 2008, 5.8% for the year ended December 31, 2007 and 5.5% for the years ended December 31, 2006. The assumed health-care cost trend rate used in measuring the accumulated postretirement benefit obligation in 2008 was 9.0% decreasing gradually to 4.50% in year 2014 and thereafter, in 2007 was 9.00%, decreasing gradually to 4.50% in year 2013 and thereafter and in 2006 was 8.00% decreasing gradually to 4.50% in year 2012 and thereafter. Increasing the assumed health-care cost trend rate by 1% would result in an increase in the accumulated postretirement benefit obligation of $0.5 million for 2008. The effect of this change would increase net postretirement benefit expense by less than $0.1million. Decreasing the assumed health-care cost trend rate by 1% would result in a decrease in the accumulated postretirement benefit obligation of $0.4 million for 2008. The effect of this change would decrease net postretirement benefit expense by less than $0.1 million.
The estimated future benefit payments expected to be paid for the Company’s postretirement benefits other than pensions are $1.4 million in 2009, $1.4 million in 2010, $1.3 million in 2011, $1.1 million in 2012, $1.0 million in 2013 and $3.7 million in the five years thereafter.
Defined Contribution Plans
Expense under both U.S. and non-U.S. defined contribution plans generally equals up to six percent of each eligible employee’s covered compensation based on the location and status of the employee. The net defined contribution plan expense recognized was $9.3 million, $8.5 million and $8.0 million, respectively, for the years ended December 31, 2008, 2007 and 2006.
13. Shareholders’ Equity
General Cable is authorized to issue 200 million shares of common stock and 25 million shares of preferred stock.
The Company issued 2,070,000 shares of General Cable 5.75% Series A Redeemable Convertible Preferred Stock (“Series A preferred stock”) on November 24, 2003 and subsequent to the November 9, 2005 inducement offer, 76,233 shares and 101,940 shares are outstanding under the original terms of the Series A preferred stock issuance as of December 31, 2008 and 2007, respectively. The Company paid fees and expenses of $4.2 million related to this transaction, which included an underwriting discount of $3.4 million. The Series A preferred stock was offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act.
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

Assets of the Trust, other than the nonvested and subsequently vested stock and restricted stock of the Company, are invested in funds covering a variety of securities and investment strategies, approximately 90% are invested in mutual funds and the remaining 10% are invested in a General Cable stock fund. Mutual funds available to participants are publicly quoted and reported at market value. The Company accounts for these investments as available-for-sale securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Trust also holds nonvested and subsequently vested stock and restricted stock shares of the Company. The Company’s nonvested and subsequently vested and restricted stock that is held by the Trust has been accounted for in additional paid-in capital since the adoption of SFAS 123(R) on January 1, 2006, and prior to that date, had been accounted for in other shareholders’ equity in the consolidated balance sheet, and the market value of this nonvested and subsequently vested stock, restricted stock and stock awards was $23.5 million as of December 31, 2008 and $45.8 million as of December 31, 2007. The market value of the assets held by the Trust, exclusive of the market value of the shares of the Company’s nonvested and subsequently vested stock, restricted stock and stock awards, at December 31, 2008 and December 31, 2007 was $11.4 million and $18.2 million, respectively, and is classified as “other non-current assets” in the consolidated balance sheet. Amounts payable to the plan participants at December 31, 2008 and December 31, 2007, excluding the market value of the shares of the Company’s nonvested and subsequently vested stock and restricted stock, was $12.6 million and $21.1 million, respectively, and is classified as “other liabilities” in the consolidated balance sheet. The total aggregate net gain/loss in accumulated other comprehensive income was $1.4 million and $7.2 million as of December 31, 2008 and 2007, respectively. Additionally, the gross realized gain/loss included in the consolidated statement of operations was $6.8 million and $0.9 million for 2008 and 2007, respectively. The net unrealized holding gain/loss on available for sale securities included in accumulated other comprehensive income was $5.8 million and $0.8 million as of December 31, 2008 and 2007, respectively. The Company uses the specific identification method to determine the cost of the securities sold or reclassified out of accumulated other comprehensive income and into earnings.
In accordance with EITF 97-14, all market value fluctuations of the Trust assets, exclusive of the shares of nonvested and subsequently vested stock and restricted stock of the Company, have been reflected in other comprehensive income (loss). Increases or decreases in the market value of the deferred compensation liability, excluding the shares of nonvested and subsequently vested stock and restricted stock of the Company held by the Trust, are included as compensation expense in the consolidated statements of operations. Based on the changes in the total market value of the Trust’s assets, exclusive of the nonvested and subsequently vested stock and restricted stock, the Company recorded a net gain of $6.8 million in 2008 and net compensation expense of $0.6 million in 2007 and $2.9 million in 2006. See Note 14 for compensation costs recorded on nonvested and subsequently vested stock shares and restricted stock.
The components of accumulated other comprehensive income (loss) consisted of the following (in millions):

	December 31
	2008	2007
Foreign currency translation adjustment	$(26.7)	$96.1
Defined benefit plan adjustments, net of tax	(51.7)	(22.2)
Change in fair value of derivatives, net of tax	(73.5)	(39.2)
Unrealized investment gains, net of tax	1.4	7.2
Adoption of SFAS 158, net of tax	(7.0)	(7.0)
Other	0.3	0.3

Total	$(157.2)	$35.2

14. Share-Based Compensation
General Cable has various plans which provide for granting options and common stock to certain employees and independent directors of the Company and its subsidiaries. The Company recognizes compensation expense for share-based payments based on the fair value of the awards at the grant date in accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”). The table below summarizes compensation expense for the Company’s non-qualified stock options, nonvested stock awards and performance-based nonvested stock awards based on the fair value method as estimated using the Black-Scholes valuation model for the years ended December 31, 2008, 2007 and 2006. The Company records compensation expense related to non-vested stock awards as a component of selling, general and administrative expense.

	Year Ended December 31
	2008	2007	2006
Non-qualified stock option expense	$4.8	$2.0	$1.1
Non-vested stock awards expense	4.2	3.5	2.5
Stock unit awards	1.6	0.5	—
Performance-based non-vested stock awards expense	—	0.3	1.3

Total pre-tax share-based compensation expense	$10.6	$6.3	$4.9

Excess tax benefit on share-based compensation (1)	$6.1	$11.1	$19.0

(1)	Cash inflows recognized as financing activities in the Company’s consolidated statement of cash flows.
During the years ended December 31, 2008, 2007 and 2006, cash received from stock option exercises was $2.2 million, $5.0 million and $22.7 million, respectively. The total tax benefit to be realized for tax deductions from these option exercises was $4.6 million, $7.4 million and $17.7 million, respectively. The $18.1 million and $32.5 million tax deductions for all share-based compensation for the years ended December 31, 2008 and 2007, respectively, includes $6.1 million and $11.1 million of excess tax benefits that are classified as a financing cash flow and would have been classified as an operating cash inflow prior to the adoption of SFAS 123(R). The Company has elected the alternative method, as discussed in SFAS 123(R)-3, to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R).
General Cable currently has share-based compensation awards outstanding under three plans. These plans allow the Company to fulfill its incentive award obligations generally by granting nonqualified stock options and nonvested stock awards. New shares are issued when nonqualified stock options are exercised and when non-vested stock awards are granted. There has been no material modifications made to these plans during the year ended December 31, 2008 or 2007. On May 10, 2005, the General Cable Corporation 2005 Stock Incentive Plan (“2005 Plan”) was approved and replaced the two previous equity compensation plans, the 1997 Stock Incentive Plan and the 2000 Stock Option Plan. The Compensation Committee of the Board of Directors will no longer grant any awards under the previous plans but will continue to administer awards which were previously granted under the 1997 and 2000 plans. The 2005 Plan authorized a maximum of 1,800 thousand shares to be granted. Shares reserved for future grants, including options, under the 2005 Plan, approximated 801 thousand at December 31, 2008.
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
A summary of stock option activity for the year ended December 31, 2008, is as follows (options in thousands and aggregate intrinsic value in millions):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term	Value
Outstanding at December 31, 2007	888	$23.88
Granted	190	62.28
Exercised	(232)	9.92
Forfeited or Expired	(40)	55.02

Outstanding at December 31, 2008	806	35.40	6.6 years	$2.6

Exercisable at December 31, 2008	388	16.55	4.5 years	$2.6

Options expected to vest in the next twelve months	180	44.64	8.1 years	$—

During the years ended December 31, 2008, 2007 and 2006, the weighted average grant date fair value of options granted was $22.98, $24.76 and $12.75, respectively, the total intrinsic value of options exercised was $12.8 million, $19.4 million, and $50.9 million, respectively, and the total fair value of options vested during the periods was $1.8 million, $0.3 million, and $2.7 million, respectively. At December 31, 2008 and 2007, the total compensation cost related to nonvested options not yet recognized was $3.6 million and $4.4 million with a weighted average expense recognition period of 1.8 and 2.5 years, respectively.
The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model using the following weighted-average assumptions:

	Year Ended December 31
	2008	2007	2006
Risk-free interest rate(1)	2.4%	3.8%	4.7%
Expected dividend yield(2)	N/A	N/A	N/A
Expected option life(3)	3.8 years	3.9 years	4.6 years
Expected stock price volatility(4)	45.0%	47.5%	62.6%
Weighted average fair value of options granted	$22.98	$24.76	$12.75

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

Additional information regarding options outstanding as of December 31, 2008 is as follows (options in thousands):

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Options	Exercise	Remaining	Options	Exercise
Option Prices	Outstanding	Price	Contractual Life	Exercisable	Price
$0 – $14	335.4	$10.04	4.4	335.4	$10.04
$14 – $28	99.1	$22.57	6.2	12.3	$19.77
$28 – $42	0.7	$31.98	7.3	0.3	$31.98
$42 – $56	84.5	$50.98	8.1	—	—
$56 – $70	287.2	$64.87	8.8	40.6	$69.29
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
During the first quarter of 2001 and 2004, approximately 356 thousand and 341 thousand, respectively, nonvested common stock shares with performance accelerated vesting features were awarded to certain senior executives and key employees under the Company’s 1997 Stock Incentive Plan, as amended. The nonvested shares vest either six years from the date of grant or ratably from the second anniversary of the date of grant to the sixth anniversary unless certain performance criteria are met. The performance measure used to determine vesting is either the Company’s stock price or earnings per share. As of December 31, 2008, all shares issued with performance accelerated vesting features had fully vested and all related compensation costs had been recognized.
A summary of all nonvested stock and restricted stock units activity for the year ended December 31, 2008, is as follows (shares in thousands):

	Shares	Weighted Average Grant
	Outstanding	Date Fair Value
Balance At December 31, 2007	617	$32.88
Granted	93	48.61
Vested	(201)	20.39
Forfeited	(39)	46.76

Balance At December 31, 2008	470	$40.36

The weighted-average grant date fair value of all nonvested shares granted, the total fair value (in millions) of all nonvested shares granted, and the fair value (in millions) of all shares that have vested during each of the past three years is as follows:

	Year Ended December 31
	2008	2007	2006
Weighted-average grant date fair value	$48.61	$62.69	$25.95

Fair value of nonvested shares granted	$4.5	$13.1	$7.2

Fair value of shares vested	$4.1	$13.4	$7.7

As of December 31, 2008, there was $13.1 million of total unrecognized compensation cost related to all nonvested stock. The cost is expected to be recognized over a weighted average period of 3.3 years. There are 136 thousand nonvested stock and restricted stock units with a weighted average grant price of $31.42 and a fair value of $4.3 million expected to vest in 2009.

15. Earnings Per Common Share
A reconciliation of the numerator and denominator of earnings per common share of continuing operations-basic to earnings per common share of continuing operations-assuming dilution is as follows (in millions, except per share data):

	Year Ended December 31
	2008	2007	2006
Earnings per share — basic:
Net income	$217.2	$208.6	$135.3
Less: Preferred stock dividends on convertible stock	(0.3)	(0.3)	(0.3)
Net income for basic EPS computation(1)	$216.9	$208.3	$135.0

Weighted average shares outstanding for basic EPS computation(2)	52.2	51.2	50.0

Earnings per common share — basic	$4.16	$4.07	$2.70

Earnings per share — assuming dilution:
Net income for diluted EPS computation(1)	$217.2	$208.6	$135.3

Weighted average shares outstanding including nonvested shares	52.6	52.2	51.0
Dilutive effect of convertible bonds	—	1.5	—
Dilutive effect of stock options and restricted stock units	0.4	0.4	0.5
Dilutive effect of assumed conversion of preferred stock	0.4	0.5	0.5

Weighted average shares outstanding for diluted EPS computation(2)	53.4	54.6	52.0

Earnings per common share — assuming dilution	$4.07	$3.82	$2.60

(1)	Numerator

(2)	Denominator
The Company was authorized by its Board of Directors on October 29, 2008 to institute a stock repurchase program for up to $100 million of common stock (incorporated by reference herein to Exhibit 10.55). The Company has repurchased 1.0 million common shares under terms of this program during the fourth quarter of 2008. Due to the timing of the repurchase, the above weighted average shares outstanding for basic EPS computation of 52.2 million reflects a reduction of weighted average shares outstanding of 125.0 thousand. In 2007 and 2006, the Company did not have a stock repurchase program and as a result did not repurchase any of its common stock.
As of January 1, 2006, 129,916 shares, or 6.28%, of the Series A preferred stock remained outstanding under the original terms of the Series A preferred stock issuance, and all shares of Series A preferred stock surrendered for conversion in the inducement offer were canceled and retired. See Note 13 above for additional discussion of the inducement offer. As of December 31, 2008, 76,233 shares of the Series A preferred stock remained outstanding under the original terms of the Series A preferred stock issuance.
The earnings per common share — assuming dilution computation also excludes the impact of an insignificant amount of stock options and restricted stock units in 2007 and 2006 because their impact was anti-dilutive. As of December 31, 2008, there were approximately 371 thousand stock options and restricted stock units excluded from the earnings per common share — assuming dilution computation because their impact was anti-dilutive.
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
Under EITF 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share”, and EITF 90-19, and because of the Company’s obligation to settle the par value of the 0.875% Convertible Notes and 1.00% Senior Convertible Notes in cash, the Company is not required to include any shares underlying the 0.875% Convertible Notes and 1.00% Senior Convertible Notes in its weighted average shares outstanding — assuming dilution until the average stock price per share for the quarter exceeds the $50.36 and $83.93 conversion price of the 0.875% Convertible Notes and 1.00% Senior Convertible Notes, respectively, and only to the extent of the additional shares that the Company may be required to issue in the event that the Company’s conversion obligation exceeds the principal amount of the 0.875% Convertible Notes and the 1.00% Senior Convertible Notes.
Regarding the 0.875% Convertible Notes, the average stock price threshold conditions had not been met as of December 31, 2008. At any such time in the future the threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earning per share — assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price. In addition, shares underlying the warrants will be included in the weighted average shares outstanding - assuming dilution when the average stock price per share for a quarter exceeds the $76.00 strike price of the warrants, and shares underlying the note hedges, per the guidance in SFAS 128, Earnings per Share, will not be included in the weighted average shares outstanding — assuming dilution because the impact of the shares will always be anti-dilutive.

The following tables provides examples of how changes in the Company’s stock price would require the inclusion of additional shares in the denominator of the weighted average shares outstanding — assuming dilution calculation for the 0.875% Convertible Notes. The table also reflects the impact on the number of shares that the Company would expect to issue upon concurrent settlement of the 0.875% Convertible Notes and the note hedges and warrants.

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
Regarding the 1.00% Senior Convertible Notes, the average stock price threshold conditions had not been met as of December 31, 2008. At any such time in the future the threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earning per share — assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price.
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
16. Segment Information
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
Corporate assets include cash, deferred income taxes, certain property, including property held for sale and prepaid expenses and other certain current and non-current assets. The property held for sale consists of real property remaining from the Company’s closure of certain manufacturing operations in the amount of $2.4 million as of December 31, 2006. The amount of property held for sale as of December 31, 2008 and 2007 was immaterial.

	Year Ended December 31
(in millions)	2008	2007	2006
Net sales:
North America	$2,178.7	$2,243.7	$2,058.6
Europe and North Africa	2,175.3	1,939.7	1,446.8
ROW	1,876.1	431.4	159.7

Total	$6,230.1	$4,614.8	$3,665.1

Operating Income:
North America	$122.5	$179.4	$128.9
Europe and North Africa	162.2	162.4	101.9
ROW	136.7	24.3	5.1

Total	$421.4	$366.1	$235.9

Total Assets:
North America	$760.1	$784.9	$728.7
Europe and North Africa	1,493.3	1,379.5	985.1
ROW	1,414.6	1,380.8	94.8
Corporate	172.4	252.8	410.1

Total	$3,840.4	$3,798.0	$2,218.7

Capital Expenditures:
North America	$52.3	$41.9	$23.5
Europe and North Africa	106.0	97.7	44.6
ROW	59.5	14.0	3.0

Total	$217.8	$153.6	$71.1

Depreciation Expense:
North America	$29.7	$29.0	$28.6
Europe and North Africa	29.7	22.0	14.5
ROW	16.1	4.8	2.4
Corporate	—	—	—

Total	$75.5	$55.8	$45.5

Revenues by Major Product Lines Revenues to external customers are attributable to sales of electric utility, electrical infrastructure, construction, communications and rod mill wire product lines.

	Year Ended December 31
(in millions)	2008	2007	2006
Electric Utility	$2,120.9	$1,665.2	$1,366.9
Electrical Infrastructure	1,626.6	1,234.1	907.1
Construction	1,439.5	872.5	662.9
Communications	827.5	807.0	728.2
Rod Mill Products	215.6	36.0	—

Total	$6,230.1	$4,614.8	$3,665.1

Geographic Information The following table presents net sales to unaffiliated customers by country of destination for the last three years and long-lived assets by country as of December 31:

	Net Sales			Long-lived Assets
	Year Ended December 31			Year Ended December 31
(in millions)	2008	2007	2006	2008	2007	2006
United States	$1,938.4	$1,933.5	$1,778.7	$250.7	$235.1	$216.7
Spain	772.5	820.9	681.2	192.9	187.7	143.5
France	535.5	546.5	400.8	97.8	65.0	29.5
Others	2,983.7	1,313.9	804.4	821.4	732.6	94.6

Total	$6,230.1	$4,614.8	$3,665.1	$1,362.8	$1,220.4	$484.3

The following summary of net sales, operating profit and identifiable assets by year for North America, Europe and North Africa and ROW, Europe and North Africa and ROW illustrates the segment contribution by quarter as it relates to the change in reportable segments (in millions).
2008

Net Sales	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total
North America	$540.7	$628.6	$578.2	$431.2	$2,178.7
Europe and North Africa	553.3	600.3	537.0	484.7	2,175.3
ROW	474.4	513.9	510.8	377.0	1,876.1

Operating Profit	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total

North America	$31.2	$32.5	$33.9	$24.9	$122.5
Europe and North Africa	49.1	49.1	36.6	27.4	162.2
ROW	35.0	49.0	43.3	9.4	136.7

Identifiable Assets	Quarter 1	Quarter 2	Quarter 3	Quarter 4

North America	$883.8	$920.5	$888.6	$760.1
Europe and North Africa	1,543.0	1,838.2	1,658.6	1,493.3
ROW	1,512.0	1,586.8	1,586.9	1,414.6
Corporate	226.9	223.0	170.8	172.4
2007

Net Sales	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total
North America	$545.1	$615.2	$583.4	$500.0	$2,243.7
Europe and North Africa	426.0	506.7	493.9	513.1	1,939.7
ROW	38.1	50.6	58.0	284.7	431.4

Operating Profit	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total

North America	$46.8	$56.7	$51.0	$24.9	$179.4
Europe and North Africa	39.3	42.3	36.8	44.0	162.4
ROW	5.0	4.0	4.5	10.8	24.3

Identifiable Assets	Quarter 1	Quarter 2	Quarter 3	Quarter 4

North America	$829.9	$880.5	$863.4	$784.9
Europe and North Africa	1,028.1	1,273.3	1,363.9	1,380.0
ROW	104.9	123.3	125.8	1,386.1
Corporate	368.4	402.6	451.1	247.0

2006

Net Sales	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total
North America	$464.2	$579.5	$535.7	$479.2	$2,058.6
Europe and North Africa	307.4	368.8	368.5	402.1	1,446.8
ROW	32.7	38.8	44.2	44.0	159.7

Operating Profit	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total

North America	$20.2	$41.9	$36.4	$30.4	$128.9
Europe and North Africa	22.3	27.7	27.4	24.5	101.9
ROW	(0.3)	0.8	2.0	2.6	5.1

Identifiable Assets	Quarter 1	Quarter 2	Quarter 3	Quarter 4

North America	$711.2	$772.9	$770.6	$728.7
Europe and North Africa	694.8	814.8	944.8	985.1
ROW	66.0	75.9	81.8	94.8
Corporate	158.0	160.5	162.6	410.1
17. Commitments and Contingencies
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
At December 31, 2008 and 2007, General Cable had an accrued liability of approximately $1.1 million and $1.8 million, respectively, for various environmental-related liabilities of which General Cable is aware. American Premier Underwriters Inc., a former parent of General Cable, agreed to indemnify General Cable against all environmental-related liabilities arising out of General Cable’s or its predecessors’ ownership or operation of the Indiana Steel & Wire Company and Marathon Manufacturing Holdings, Inc. businesses (which were divested by General Cable), without limitation as to time or amount. While it is difficult to estimate future environmental-related liabilities accurately, General Cable does not currently anticipate any material adverse impact on its results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.

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
As part of the acquisition of Silec, SAFRAN SA agreed to indemnify General Cable against environmental losses arising from breach of representations and warranties on environmental law compliance and against losses arising from costs General Cable could incur to remediate property acquired based on a directive of the French authorities to rehabilitate property in regard to soil, water and other underground contamination arising before the closing date of the purchase. These indemnities are for a six-year period ending in 2011 while General Cable operates the businesses subject to sharing of certain losses (with SAFRAN covering 100% of losses in year one, 75% in years two and three, 50% in year four, and 25% in years five and six). The indemnities are subject to an overall limit of 4.0 million euros. As of December 31, 2008, there were no claims outstanding under this indemnity.
In addition, Company subsidiaries have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by the Company. As of December 31, 2008, General Cable was a defendant in approximately 34,730 cases brought in various jurisdictions throughout the United States. With regards to the approximately 1,241 remaining cases, General Cable has aggressively defended these cases based upon either lack of product identification as to General Cable manufactured asbestos-containing product and/or lack of exposure to asbestos dust from the use of General Cable product. In the last 20 years, General Cable has had no cases proceed to verdict. In many of the cases, General Cable was dismissed as a defendant before trial for lack of product identification.
For cases outside the Multidistrict Litigation (“MDL”) as of December 31, 2008, Plaintiffs have asserted monetary damages in 300 cases. In 153 of these cases, plaintiffs allege only damages in excess of some dollar amount (about $217.0 thousand per plaintiff); in these cases there are no claims for specific dollar amounts requested as to any defendant. In 142 other cases pending in state and federal district courts (outside the MDL), plaintiffs seek approximately $349.0 million in damages from as many as 110 defendants. In five cases, plaintiffs have asserted damages related to General Cable in the amount of $2.1 million. In addition, in relation to these 300 cases, there are claims of $168.0 million in punitive damages from all of the defendants. However, many of the plaintiffs in these cases allege non-malignant injuries. At December 31, 2008 and 2007, General Cable had accrued, on a gross basis, approximately $5.0 million and $5.2 million, respectively, and had recorded approximately $0.5 million, respectively, of insurance recoveries for these lawsuits. The net amount of $4.5 million and $4.7 million, as of December 31, 2008 and 2007, respectively, represents the Company’s best estimate in order to cover resolution of future asbestos-related claims.
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
Other Matters
General Cable is also involved in various routine legal proceedings and administrative actions. Such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on its result of operations, cash flows or financial position.
The General Cable Executive Severance Benefit Plan (“Severance Plan”), effective January 1, 2008, applicable to the Company’s executive officers includes a change in control provision such that the executives may receive payments or benefits in accordance with the Severance Plan to the extent that both a change of control and a triggering event, each as defined in the Severance Plan, occur. Unless there are circumstances of ineligibility, as defined, the Company must provide payments and benefits upon both a change in control and a triggering event. The information is included in the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 2008, and is incorporated herein by reference, as discussed in Item 13: Certain Relationships and Related Transactions.
General Cable has entered into various leases related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. Future minimum rental payments required under non-cancelable lease agreements at December 31, 2008 were as follows: 2009 - $16.4 million, 2010 — $9.5 million, 2011 — $6.0 million, 2012 — $3.1 million, 2013 — $1.8 million and thereafter $5.0 million. Rental expense recorded in income from continuing operations was $19.1 million, $14.4 million and $11.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.
As of December 31, 2008, the Company had $152.6 million in letters of credit, $151.3 million in various performance bonds and $462.0 million in other guarantees. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self insurance claims, defined benefit plan obligations, contract performance and quality and other various bank financing guarantees.
18. Unconsolidated Affiliated Companies
Unconsolidated affiliated companies are those in which the Company generally owns less than 50 percent of the outstanding voting shares. The Company does not control these companies and accounts for its investments in them on the equity basis. The unconsolidated affiliated companies primarily manufacture or market wire and cable products in our ROW segment. As of December 31, 2008 and 2007, the Company has recorded on its consolidated balance sheets an investment in unconsolidated affiliated companies of $7.5 million and $29.5 million, respectively. The Company’s share of the income of these companies is reported in the consolidated statements of operations under “Equity in net earnings of affiliated companies.” In 2008 and 2007, equity in net earnings of affiliated companies was $4.6 million and $0.4 million, respectively. Equity in earnings of affiliated companies in 2006 was immaterial. As of December 31, 2008, the Company’s ownership percentage were as follows: PTDL Trading Company Ltd. 49%, Colada Continua Chilean, S.A. 41%, Keystone Electric Wire & Cable Co., Ltd. 20% and Thai Copper Rod Company Ltd. 18%.
19. Fair Value Disclosure
Effective January 1, 2008, the Company adopted SFAS 157 (See Note 2 above for FSP No. 157-2 discussion), which provides a framework for measuring fair value. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also eliminated the deferral of gains and losses at inception of certain derivative contracts whose fair value was not evidenced by market observable data. SFAS 157 requires that the impact of this change in accounting for derivative contracts be recorded as an adjustment to beginning retained earnings in the period of adoption. There was no impact on the beginning balance of retained earnings as a result of adopting SFAS 157 because the Company held no financial instruments in which a gain or loss at inception was deferred. The Company also adopted SFAS 159 on January 1, 2008. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities. There was no impact on the Company’s financial statement as a result of adopting SFAS 159 because the Company did not elect to apply the fair value option to any eligible financial assets or financial liabilities at that time.

The Company determined the fair market values of its financial instruments based on the fair value hierarchy established in SFAS 157 which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values which are provided in Note 2. The Company carries available-for-sale (AFS) marketable equity securities held in rabbi trust as part of the Company’s deferred compensation plan and derivative assets and liabilities at fair value.
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

	December 31, 2008
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Fair Value
Assets:
Derivative assets	$—	$1.7	$—	$1.7
Available-for-sale securities(1)	11.4	—	—	11.4

Total Assets	$11.4	$1.7	$—	$13.1

Liabilities
Derivative liabilities	$—	$86.7	$—	$86.7

Total liabilities	$—	$86.7	$—	$86.7

(1)
Available-for-sale securities are held in rabbi trust as part of the Company’s deferred compensation plan and are accounted for in accordance with EITF 97-14, see Note 10 to the condensed consolidated financial statements.

At the time of the adoption of SFAS 157, there were no financial assets or financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). Similarly, as a result of FSP No. 157-2, there were no nonfinancial assets or nonfinancial liabilities measured at fair value on a non-recurring basis.

20. Quarterly Operating Results (Unaudited)
The interim financial information is unaudited. In the opinion of management, the interim financial information reflects all adjustments necessary for a fair presentation of quarterly financial information. Quarterly results have been influenced by seasonal factors inherent in General Cable’s businesses. The sum of the quarters’ earnings per share amounts may not add to full year earnings per share because each quarter is calculated independently, and the sum of the quarters’ other figures may not add to the full year because of rounding. Summarized historical quarterly financial data for 2008 and 2007 are set forth below (in millions, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2008
Net sales	$1,568.4	$1,742.8	$1,626.0	$1,292.9
Gross profit	212.7	227.3	209.8	152.6
Net income	65.9	75.7	57.7	17.9
Net income applicable to common shareholders	65.8	75.6	57.6	17.8
Earnings per common share — basic	$1.28	$1.47	$1.11	$0.34
Earnings per common share — assuming dilution	$1.21	$1.37	$1.07	$0.34
2007
Net sales	$1,009.2	$1,172.5	$1,135.3	$1,297.8
Gross profit	159.8	173.1	163.5	166.3
Net income	37.9	62.9	61.2	46.7
Net income applicable to common shareholders	37.8	62.8	61.1	46.6
Earnings per common share — basic	$0.74	$1.23	$1.19	$0.91
Earnings per common share — assuming dilution	$0.71	$1.15	$1.11	$0.84

21. Supplemental Guarantor and Parent Company Condensed Financial Information
General Cable Corporation and its U.S. wholly-owned subsidiaries fully and unconditionally guarantee the $475 million of 1.00% Senior Convertible Notes, the $355.0 million of 0.875% Convertible Notes and the $325 million of 7.125% Senior Notes due in 2017 and Senior Floating Rate Notes of General Cable Corporation (the Parent) on a joint and several basis. The following presents financial information about the Parent, guarantor subsidiaries and non-guarantor subsidiaries in millions. All of the Company’s subsidiaries are “restricted subsidiaries” for purposes of the 1.00% Senior Convertible Notes and 0.875% Convertible Notes. Intercompany transactions are eliminated.
Condensed Statements of Operations
Year Ended December 31, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$2,142.1	$4,088.0	$—	$6,230.1
Intercompany	59.4	2.4	49.1	(110.9)	—

	59.4	2,144.5	4,137.1	(110.9)	6,230.1
Cost of sales	—	1,884.2	3,592.6	(49.1)	5,427.7

Gross profit	59.4	260.3	544.5	(61.8)	802.4
Selling, general and administrative expenses	48.6	145.6	248.6	(61.8)	381.0

Operating income	10.8	114.7	295.9	—	421.4
Other income (expense)	0.5	(0.6)	(27.1)	—	(27.2)
Interest income (expense):
Interest expense	(34.2)	(77.1)	(52.1)	95.3	(68.1)
Interest income	72.3	23.6	11.7	(95.3)	12.3

	38.1	(53.5)	(40.4)	—	(55.8)

Income before income taxes	49.4	60.6	228.4	—	338.4
Income tax provision	(18.5)	(34.1)	(60.1)	—	(112.7)
Minority interest	—	—	(13.1)	—	(13.1)
Equity in net earnings of affiliated companies	186.3	159.8	0.4	(341.9)	4.6

Net income (loss)	217.2	186.3	155.6	(341.9)	217.2
Less: preferred stock dividends	(0.3)	—	—	—	(0.3)

Net income (loss) applicable to common shareholders	$216.9	$186.3	$155.6	$(341.9)	$216.9

Condensed Statements of Operations
Year Ended December 31, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$2,208.5	$2,406.3	$—	$4,614.8
Intercompany	48.7	—	—	(48.7)	—

	48.7	2,208.5	2,406.3	(48.7)	4,614.8
Cost of sales	—	1,887.7	2,064.4	—	3,952.1

Gross profit	48.7	320.8	341.9	(48.7)	662.7
Selling, general and administrative expenses	44.5	144.1	156.7	(48.7)	296.6

Operating income	4.2	176.7	185.2	—	366.1
Other income (expense)	1.2	0.2	(4.8)	—	(3.4)
Interest income (expense):
Interest expense	(33.3)	(68.0)	(17.9)	70.8	(48.4)
Interest income	74.7	5.5	9.4	(70.8)	18.8
Loss on extinguishment of debt	(25.3)	—	—	—	(25.3)

	16.1	(62.5)	(8.5)	—	(54.9)

Income before income taxes	21.5	114.4	171.9	—	307.8
Income tax provision	(7.8)	(41.0)	(50.6)	—	(99.4)
Minority interest	—	—	(0.2)	—	(0.2)
Equity in net earnings of affiliated companies	194.9	121.5	0.4	(316.4)	0.4

Net income (loss)	208.6	194.9	121.5	(316.4)	208.6
Less: preferred stock dividends	(0.3)	—	—	—	(0.3)

Net income (loss) applicable to common shareholders	$208.3	$194.9	$121.5	$(316.4)	$208.3

Condensed Statements of Operations
Year Ended December 31, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$2,028.1	$1,637.0	$—	$3,665.1
Intercompany	50.1	—	—	(50.1)	—

	50.1	2,028.1	1,637.0	(50.1)	3,665.1
Cost of sales	—	1,774.6	1,419.5	—	3,194.1

Gross profit	50.1	253.5	217.5	(50.1)	471.0
Selling, general and administrative expenses	46.1	133.3	105.8	(50.1)	235.1

Operating income	4.0	120.2	111.7	—	235.9
Other expense	—	(0.3)	0.2	—	(0.1)
Interest income (expense):
Interest expense	(27.8)	(61.6)	(8.6)	58.0	(40.0)
Interest income	55.9	1.3	5.2	(58.0)	4.4

	28.1	(60.3)	(3.4)	—	(35.6)

Income (loss) before income taxes	32.1	59.6	108.5	—	200.2
Income tax (provision) benefit	(11.7)	(20.1)	(33.1)	—	(64.9)
Equity in net earnings of affiliated companies	114.9	75.4	—	(190.3)	—

Net income (loss)	135.3	114.9	75.4	(190.3)	135.3
Less: preferred stock dividends	(0.3)	—	—	—	(0.3)

Net income (loss) applicable to common shareholders	$135.0	$114.9	$75.4	$(190.3)	$135.0

Condensed Balance Sheets
December 31, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$2.3	$28.1	$252.2	$—	$282.6
Receivables, net of allowances	—	211.9	820.1	—	1,032.0
Inventories	—	269.0	684.2	—	953.2
Deferred income taxes	7.0	90.8	34.5	—	132.3
Prepaid expenses and other	4.7	21.4	51.5	—	77.6

Total current assets	14.0	621.2	1,842.5	—	2,477.7

Property, plant and equipment, net	0.6	203.4	676.9	—	880.9
Deferred income taxes	24.3	(1.5)	31.1	—	53.9
Intercompany accounts	1,037.3	413.1	21.3	(1,471.7)	—
Investment in subsidiaries	762.8	971.0	—	(1,733.8)	—
Goodwill	—	0.9	171.0	—	171.9
Intangible assets, net	—	0.7	201.1	—	201.8
Unconsolidated affiliated companies	—	1.9	5.6	—	7.5
Other non-current assets	17.3	20.0	9.4	—	46.7

Total assets	$1,856.3	$2,230.7	$2,958.9	$(3,205.5)	$3,840.4

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$119.9	$637.3	$—	$757.2
Accrued liabilities	(19.4)	125.3	317.4	—	423.3
Current portion of long-term debt	—	1.0	229.5	—	230.5

Total current liabilities	(19.4)	246.2	1,184.2	—	1,411.0

Long-term debt	1,155.0	10.2	50.9	—	1,216.1
Deferred income taxes	—	(3.7)	100.1	—	96.4
Intercompany accounts	—	1,058.6	413.1	(1,471.7)	—
Other liabilities	12.3	160.8	103.1	—	276.2

Total liabilities	1,147.9	1,472.1	1,851.4	(1,471.7)	2,999.7

Minority interests in consolidated subsidiaries	—	—	132.3	—	132.3

Total shareholders’ equity (deficit)	708.4	758.6	975.2	(1,733.8)	708.4

Total liabilities and shareholders’ equity	$1,856.3	$2,230.7	$2,958.9	$(3,205.5)	$3,840.4

Condensed Balance Sheets
December 31, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$7.2	$13.2	$305.3	$—	$325.7
Receivables, net of allowances	—	241.1	880.3	—	1,121.4
Inventories	—	301.4	627.4	—	928.8
Deferred income taxes	4.5	88.0	31.1	—	123.6
Prepaid expenses and other	8.1	33.4	32.2	—	73.7

Total current assets	19.8	677.1	1,876.3	—	2,573.2

Property, plant and equipment, net	0.7	185.4	552.7	—	738.8
Deferred income taxes	—	21.1	21.5	—	42.6
Intercompany accounts	944.2	487.7	305.1	(1,737.0)	—
Investment in subsidiaries	841.4	914.8	—	(1,756.2)	—
Goodwill	—	—	116.1	—	116.1
Intangible assets, net	—	0.7	236.0	—	236.7
Unconsolidated affiliated companies	—	—	29.5	—	29.5
Other non-current assets	23.4	25.3	8.0	—	56.7

Total assets	$1,829.5	$2,312.1	$3,145.2	$(3,493.2)	$3,793.6

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$133.3	$804.0	$—	$937.3
Accrued liabilities	(15.1)	121.9	290.5	—	397.3
Current portion of long-term debt	355.0	1.0	144.9	—	500.9

Total current liabilities	339.9	256.2	1,239.4	—	1,835.5

Long-term debt	800.0	71.4	26.5	—	897.9
Deferred income taxes	—	—	118.5	—	118.5
Intercompany accounts	0.5	1,042.3	694.2	(1,737.0)	—
Other liabilities	12.2	100.8	77.0	—	190.0

Total liabilities	1,152.6	1,470.7	2,155.6	(1,737.0)	3,041.9

Minority interests in consolidated subsidiaries	—	—	74.8	—	74.8

Total shareholders’ equity (deficit)	676.9	841.4	914.8	(1,756.2)	676.9

Total liabilities and shareholders’ equity	$1,829.5	$2,312.1	$3,145.2	$(3,493.2)	$3,793.6

Condensed Statements of Cash Flows
Year Ended December 31, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash flows of operating activities	$30.4	$123.2	$75.8	$—	$229.4

Cash flows of investing activities:
Capital expenditures	—	(51.5)	(166.3)	—	(217.8)
Acquisitions, net of cash acquired	—	(19.0)	(31.3)	—	(50.3)
Proceeds from properties sold	—	2.7	3.5	—	6.2
Intercompany accounts	(33.1)	—	—	33.1	—
Other, net	—	(1.4)	—	—	(1.4)

Net cash flows of investing activities	(33.1)	(69.2)	(194.1)	33.1	(263.3)

Cash flows of financing activities:
Dividends paid	1.2	—	(1.5)	—	(0.3)
Excess tax benefits from stock-based compensation	6.0	—	—	—	6.0
Intercompany accounts	—	22.4	10.7	(33.1)	—
Proceeds from revolving credit borrowings	—	124.7	—	—	124.7
Repayments of revolving credit borrowings	—	(184.7)	—	—	(184.7)
Proceeds (repayments) of other debt	—	(1.1)	94.4	—	93.3
Purchase of treasury shares	(11.7)	—	—	—	(11.7)
Proceeds from exercise of stock options	2.3	—	—	—	2.3

Net cash flows of financing activities	(2.2)	(38.7)	103.6	(33.1)	29.6

Effect of exchange rate changes on cash and cash equivalents	—	(0.4)	(38.4)	—	(38.8)

Increase in cash and cash equivalents	(4.9)	14.9	(53.1)	—	(43.1)
Cash and cash equivalents – beginning of period	7.2	13.2	305.3	—	325.7

Cash and cash equivalents – end of period	$2.3	$28.1	$252.2	$—	$282.6

Condensed Statements of Cash Flows
Year Ended December 31, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$(1.9)	$127.3	$106.3	$—	$231.7

Cash flows of investing activities:
Capital expenditures	(0.2)	(40.8)	(112.6)	—	(153.6)
Acquisitions, net of cash acquired	—	—	(634.8)	—	(634.8)
Proceeds from acquisitions including cash acquired	—	—	28.0	—	28.0
Proceeds from properties sold	—	0.4	0.7	—	1.1
Intercompany accounts	(647.5)	—	—	647.5	—
Other, net	(1.7)	1.2	—	—	(0.5)

Net cash flows of investing activities	(649.4)	(39.2)	(718.7)	647.5	(759.8)

Cash flows of financing activities:
Dividends paid	(0.3)	—	—	—	(0.3)
Settlement net investment swap	(30.5)	—	—	—	(30.5)
Excess tax benefits from stock-based compensation	11.1	—	—	—	11.1
Intercompany accounts	—	(145.5)	793.0	(647.5)	—
Proceeds from revolving credit borrowings	—	100.0	—	—	100.0
Repayments of revolving credit borrowings	—	(40.0)	—	—	(40.0)
Issuance of long-term debt, net of fees & expenses	800.0	—	—	—	800.0
Payment of deferred financing fees	(19.0)	—	—	—	(19.0)
Repayments of long-term debt, including fees & expenses	(305.5)	—	—	—	(305.5)
Proceeds (repayments) of other debt	—	(0.8)	8.1	—	7.3
Proceeds from exercise of stock options	5.0	—	—	—	5.0

Net cash flows of financing activities	460.8	(86.3)	801.1	(647.5)	528.1

Effect of exchange rate changes on cash and cash equivalents	—	0.5	14.7	—	15.2

Increase in cash and cash equivalents	(190.5)	2.3	203.4	—	15.2
Cash and cash equivalents – beginning of period	197.7	10.9	101.9	—	310.5

Cash and cash equivalents – end of period	$7.2	$13.2	$305.3	$—	$325.7

Condensed Statements of Cash Flows
Year Ended December 31, 2006

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$54.1	$(39.9)	$79.8	$—	$94.0

Cash flows of investing activities:
Capital expenditures	(0.6)	(21.9)	(48.6)	—	(71.1)
Acquisitions, net of cash acquired	—	—	(26.9)	—	(26.9)
Proceeds from properties sold	—	0.1	0.7	—	0.8
Intercompany accounts	(198.7)	—	—	198.7	—
Other, net	—	1.4	—	—	1.4

Net cash flows of investing activities	(199.3)	(20.4)	(74.8)	198.7	(95.8)

Cash flows of financing activities:
Dividends paid	(0.3)	—	—	—	(0.3)
Excess tax benefits from stock-based compensation	19.0	—	—	—	19.0
Intercompany accounts	—	173.7	25.0	(198.7)	—
Proceeds from revolving credit borrowings	—	264.1	—	—	264.1
Repayments of revolving credit borrowings	—	(379.2)	—	—	(379.2)
Proceeds of other debt	—	1.8	5.1	—	6.9
Issuance of long-term debt, net of fees & expenses	355.0	—	—	—	355.0
Payment of deferred financing fees	(9.4)	—	—	—	(9.4)
Purchase of note hedges	(124.5)	—	—	—	(124.5)
Proceeds from issuance of warrants	80.4	—	—	—	80.4
Proceeds from exercise of stock options	22.7	—	—	—	22.7

Net cash flows of financing activities	342.9	60.4	30.1	(198.7)	234.7

Effect of exchange rate changes on cash and cash equivalents	—	(0.3)	5.7	—	5.4

Increase in cash and cash equivalents	197.7	(0.2)	40.8	—	238.3
Cash and cash equivalents – beginning of period	—	11.1	61.1	—	72.2

Cash and cash equivalents – end of period	$197.7	$10.9	$101.9	$—	$310.5

Notes to Parent Company Condensed Financial Information
Basis of Presentation
In accordance with the requirements of Regulation S-X of the Securities and Exchange Commission, restricted net assets of the Company’s subsidiaries and the Company’s equity in the undistributed earnings of 50 percent or less owned entities exceeded 25% of the Company’s total consolidated net assets as of December 31, 2008. As a result, Parent Company Condensed Financial Information is required to be disclosed. This financial information is condensed and omits many disclosures presented in the Consolidated Financial Statements and Notes thereto.
Parent Company Long-Term Debt
At December 31, 2008, the Parent Company was party to various long-term financing arrangements, as summarized below:
Long-term debt consisted of the following (in millions):

	December 31
	2008	2007
1.00% Senior Convertible Notes due 2012	$475.0	$475.0
0.875% Convertible Notes due 2013	355.0	355.0
7.125% Senior Notes due 2017	200.0	200.0
Senior Floating Rate Notes	125.0	125.0

Total Parent Company debt	1,155.0	1,155.0
Less current maturities	—	355.0

Parent Company Long-term debt	$1,155.0	$800.0

(in millions)	2009	2010	2011	2012	2013
Debt maturities	$—	$—	$—	$475.0	$355.0
Long-term debt related to the Parent Company is discussed in Note 9 of the Notes to the Consolidated Financial Statements.
Commitments and Contingencies
For contingencies and guarantees related to the Parent Company, refer to Note 9 and Note 17 of the Notes to the Consolidated Financial Statements.
Dividends
Cash dividends paid to the Parent Company by its consolidated subsidiaries was $34.8 million in 2008. There were no cash dividend payments in 2007 or 2006.

Schedule II
GENERAL CABLE CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
(in millions)

	For the Year
	Ended December 31,
	2008	2007	2006
Accounts Receivable Allowances:
Beginning balance	$17.9	$10.0	$8.6
Impact of foreign currency exchange rate changes	(0.8)	0.6	0.7
Provision	4.3	9.7	2.2
Write-offs	(2.1)	(2.4)	(1.5)

Ending balance	$19.3	$17.9	$10.0

Deferred Tax Valuation Allowance:
Beginning balance	$19.3	$21.3	$18.5
Additions charged to expense	1.0	2.6	2.3
Additions attributable to acquisitions and dispositions	(1.7)	6.2	9.0
Impact of foreign currency exchange rate changes	(1.7)	1.4	0.8
Reductions from utilization and reassessments	(5.2)	(12.2)	(9.3)

Ending balance	$11.7	$19.3	$21.3

Exhibit Index

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of Subsidiaries of General Cable.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d) — 14.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d) — 14.

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.