Form 10-K/A
period 2008-12-31
GENERAL CABLE CORP /DE/
filed 2009-05-08
CIK 886035

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
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
INDEX TO ANNUAL REPORT
ON FORM 10-K/A
Amendment No. 1

EXPLANATORY NOTE
This Form 10-K/A is being filed to include the electronic representation of the manual signatures of our registered independent public accounting firm on its Report of Independent Registered Public Accounting Firm, Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting and Consent of Independent Registered Public Accounting Firm and to make certain other clarifying changes to the Consent of Independent Registered Public Accounting Firm, all of which were inadvertently omitted from the version of the 2008 Form 10-K originally filed with the Securities and Exchange Commission.
For the convenience of the reader, this Form 10-K/A sets forth the entire 2008 Form 10-K. However, this Form 10-K/A amends and restates only Item 8, Item 9A and Exhibit 23.1 of the 2008 Form 10-K to give effect to the changes discussed above. The aforementioned changes have no effect on the other parts of the 2008 Form 10-K, the Company’s financial position as of December 31, 2008 and 2007, or its results of operations and cash flows for the fiscal years ended December 31, 2008, 2007 and 2006.

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
North America
The North America segment engages in the development, design, manufacturing, marketing and distribution of copper, aluminum, and fiber optic wires and cables principally in the United States and Canada primarily to domestic customers for use in the electric utility, electrical infrastructure and communications industries. The North America segment contributed approximately 35%, 49%, and 56% of the Company’s consolidated revenues for 2008, 2007 and 2006, respectively.

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
In Asia Pacific, specifically in Thailand there continues to be instability and uncertainty in the political environment which may delay government spending on infrastructure projects into the foreseeable future. In 2008, the Company acquired and consolidated Phelps Dodge Philippines (PDP) through an increase of its equity investment from 40% to 60%. PDP operates one of the largest wire and cable manufacturing facilities in the Philippines. This investment complements the Company’s strategy in the region by providing a platform for further penetration into Southeast Asia markets as well as supporting ongoing operations in Australia, the Middle East and South Africa.
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
•
Rod Mill products— Rod Mill products include continuous cast copper and aluminum rod, which is sold to other wire and cable manufacturers. These products are only produced and sold by PDIC operations in our ROW segment. Copper and aluminum rod are the key material used in the manufacturing of wire and cable products. Customers in this segment rely on the Company to provide just-in-time delivery of this important component.

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

	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Year to Date
Average daily selling price: ($ per pound)
Copper Cathode
2008	3.53	3.80	3.45	1.75	3.13
2007	2.70	3.46	3.48	3.25	3.22
2006	2.25	3.37	3.54	3.19	3.09
Aluminum
2008	1.28	1.38	1.31	0.87	1.21
2007	1.30	1.28	1.19	1.14	1.23
2006	1.15	1.26	1.18	1.28	1.22
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
Mr. Macdonald has served as Executive Vice President of Global Sales and Business Development since October 2007. He was Senior Vice President, Sales and Business Development for General Cable since September 2001. He joined the Company as Senior Vice President and General Manager, Electrical Cables in December 1999. From the period 1994 — 1999, Mr. Macdonald served as Vice President, Human Resources, Information Technology and Corporate Secretary for Commonwealth Aluminum Corporation. In 1995, Mr. Macdonald was appointed to the position of Executive Vice President, Corporate Systems for Commonwealth, and in 1997, he assumed the role of President of Alflex Corporation, a subsidiary of Commonwealth that manufactures armored cable products. He served for 25 years as an officer in the British Armed Services. In 1983 he was made a Member of the Order of the British Empire for services leading commando forces in combat in the Falkland Islands and ended his distinguished military career in 1993 as a Brigadier General.

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

(2)
This period includes the effects of the adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), Share-Based Payment, and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).

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
On June 30, 2008, the Company and its joint venture partner, A. Soriano Corporation (Anscor), announced that the Company acquired and consolidated Phelps Dodge Philippines (PDP) through an increase of its equity investment from 40% to 60%. The Company paid approximately $16.4 million (at prevailing exchange rates) in cash to the sellers in consideration for the additional equity interest in PDP and incurred insignificant fees and expenses related to the transaction. PDP is a joint venture established in 1955 by Anscor, a Philippine public holding company with diverse investments, and Phelps Dodge International Corporation (PDIC), a subsidiary of the Company which was acquired in the fourth quarter of 2007. PDP employs approximately 277 associates and operates one of the largest wire and cable manufacturing facilities in the Philippines. The investment complements the Company’s strategy in the region by providing a platform for further penetration into Southeast Asia markets as well as supporting ongoing operations in Australia, the Middle East and South Africa. In 2007, the last full year before the purchase of additional equity ownership, PDP reported net revenues of approximately $100 million. Net assets and pro forma results of the PDP acquisition are immaterial.
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

The Company anticipates being able to meet its obligations as they come due based on historical experience and the expected availability of funds under its current credit facilities. The Company’s contractual obligations and commercial commitments as of December 31, 2008 (in millions of dollars) are summarized below:

	Payments Due by Period
		Less than	1 - 3	4 - 5	After
	Total	1 Year	Years	Years	5 Years
Contractual obligations(1):
Total debt (excluding capital leases)	$1,444.3	$229.4	$30.4	$850.5	$334.0
Capital leases	2.3	1.1	1.2	—	—
Interest payments on 7.125% Senior Notes	149.6	14.2	28.5	28.5	78.4
Interest payments on Senior Floating Rate Notes	54.8	7.8	15.7	15.7	15.6
Interest payments on 0.875% Convertible Notes	20.2	3.1	6.2	6.2	4.7
Interest payments on 1.00% Senior Convertible Notes	23.8	4.8	9.5	9.5	—
Interest payments on Spanish term loans	14.0	2.8	5.6	5.6	—
Operating leases(2)	41.8	16.4	15.5	4.9	5.0
Preferred stock dividend payments	2.1	0.3	0.6	0.6	0.6
Defined benefit pension obligations(3)	9.3	9.3	—	—	—
Postretirement benefits	9.9	1.4	2.7	2.1	3.7
Interest rate swap agreements(4)	74.6	—	9.0	65.6	—
Commodity futures and forward pricing agreements(4)	288.6	234.0	54.6	—	—
Foreign currency contracts(4)	438.3	318.5	119.8	—	—
FIN 48 obligation, including interest and penalties(5)	—	—	—	—	—

Total	$2,573.6	$843.1	$299.3	$989.2	$442.0

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

General Cable has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. Future minimum rental payments required under non-cancelable lease agreements at December 31, 2008 were as follows: 2009 — $16.4 million, 2010 — $9.5 million, 2011 — $6.0 million, 2012 — $3.1 million, 2013 — $1.8 million and thereafter $5.0 million. Rental expense recorded in income from continuing operations was $19.1 million, $14.4 million and $11.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
General Cable Corporation
Highland Heights, KY
We have audited the internal control over financial reporting of General Cable Corporation and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at E.P.E. / EN.I.CA.BISKRA/SPA (“Enica Biskra”), acquired on May 21, 2008, and Phelps Dodge Philippines, Inc. (“PDP”), a joint venture in which the Company acquired and consolidated through an increase of its equity investment from 40% to 60% on June 30, 2008, and whose financial statements reflect aggregate total assets and revenues constituting 3% and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2008. Accordingly, our audit did not include the internal control over financial reporting at Enica Biskra and PDP. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
/s/ DELOITTE & TOUCHE LLP
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
II. Valuation and Qualifying Accounts Page 110
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

10.2	**	General Cable Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Initial S-1).
10.2.1	**
General Cable Corporation 1997 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1997).

10.2.2	**
Form of Grant Agreement pursuant to the General Cable Corporation 1997 Stock Incentive Plan (incorporated by reference to exhibit 10.67 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarter ended October 1, 2004).

10.3	**	General Cable Corporation 1998 Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1997).
10.4	**	General Cable Corporation 2000 Stock Option Plan (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2000).
10.4.1	**
General Cable Corporation 2000 Stock Option Plan, amended and restated as of July 30, 2002 (incorporated by reference to exhibit 10.55 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2002).

10.4.2	**
Form of Grant Agreement pursuant to the General Cable Corporation 2000 Stock Option Plan (incorporated by reference to exhibit 10.68 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarter ended October 1, 2004).

10.5	**	Employment Agreement dated May 13, 1997, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.6 to the Initial S-1).
10.5.1	**
Amendment dated March 16, 1998 to Employment Agreement dated May 13, 1997, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1997).

Exhibit
Number		Description
10.5.2	**	Change-in-Control Agreement dated May 13, 1997, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.10 to the Initial S-1).
10.5.3	**
Employment Agreement dated October 18, 1999, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.5.4	**
Change-in-Control Agreement dated October 18, 1999 between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.26 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.5.5	**
Amended and Restated Employment Agreement dated April 28, 2000, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.34 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.5.6	**
Amended and Restated Change-in-Control Agreement dated April 28, 2000 between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.38 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period end March 31, 2000).

10.5.7	**
Amendment dated August 6, 2001, to Employment Agreement between Gregory B. Kenny and General Cable Corporation (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 2001).

10.5.8	**
Amendment dated August 6, 2001, to Change-in-Control Agreement between Gregory B. Kenny and General Cable Corporation (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 2001).

10.5.9	**
Amendment No. 2 dated July 11, 2003 to Employment Agreement dated April 28, 2000 between Gregory B. Kenny and the Company (incorporated by reference to exhibit 10.56 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended June 30, 2003).

10.5.10	**
Assignment Agreement dated June 9, 2003 by Gregory B. Kenny to General Cable Corporation (incorporated by reference to exhibit 10.59 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2003).

10.5.11	**	Salary Adjustment for Chief Executive Officer dated January 26, 2005 (incorporated by reference to exhibit 99 to the Form 8-K Current Report as filed on February 1, 2005).
10.5.12	**	Salary Adjustment for Chief Executive Officer dated February 7, 2006 (incorporated by reference to the Form 8-K Current Report as filed on February 7, 2006).
10.5.13	**	Gregory B. Kenny Amended and Restated Employment agreement termed Termination Agreement, dated December 19, 2007 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 18, 2007).
10.6	**	Employment Agreement dated May 13, 1997, between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.10 to the Initial S-1).
10.6.1	**	Change-in-Control Agreement dated May 13, 1997, between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.12 to the Initial S-1).
10.6.2	**
Employment Agreement dated October 18, 1999, between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.6.3	**
Change-in-Control Agreement dated October 18, 1999 between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.6.4	**
Amended and Restated Employment Agreement dated April 28, 2000, between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.36 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.6.5	**
Amended and Restated Change-in-Control Agreement dated April 28, 2000 between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.40 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.6.6	**
Amendment No. 1 dated July 11, 2003 to Employment Agreement dated April 28, 2000 between Robert J. Siverd and the Company (incorporated by reference to exhibit 10.58 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended June 30, 2003).

10.6.7	**
Assignment Agreement dated June 9, 2003 by Robert J. Siverd to General Cable Corporation (incorporated by reference to exhibit 10.61 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2003).

10.6.8	**	Robert J. Siverd Amended and Restated Employment agreement termed Termination Agreement dated December 19, 2007 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on December 18, 2007).
10.7.	**
Letter of understanding with Brian J. Robinson as Senior Vice President, Chief Financial Officer and Treasurer dated December 22, 2006 (incorporated by reference to exhibits 99.1 and 99.2 to the Form 8-K Current Report as filed on December 22, 2006).

10.7.1	**	Brian J. Robinson Novation Agreement dated December 19, 2007 (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on December 18, 2007).
10.8	**
General Cable Corporation Deferred Compensation Plan dated April 1, 1996 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1998).

10.8.1	**
Amended and Restated General Cable Corporation Deferred Compensation Plan dated December 14, 1998 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1998).

10.8.2	**	General Cable Corporation Deferred Compensation Plan (Amended and Restated Effective January 1, 2008) (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 15, 2007).

Exhibit
Number		Description
10.8.3	**	Fourth Amendment to the General Cable Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Form 8-K as filed on June 27, 2007).
10.8.4	**	Registration Statement of additional Common Stock shares under the Deferred Compensation Plan (incorporated by reference to Form S-8 filed on June 30, 2008).
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

Exhibit
Number		Description
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

10.48	**	Amendment to the Supplemental Executive Retirement Plan of General Cable Corporation (incorporated by reference to Exhibit 10.1 to the Form 8-K as filed on June 27, 2007).
10.49	**	General Cable Corporation Executive Officer Severance Benefit Plan effective January 1, 2008 (Incorporated by reference to Exhibit 10.4 to Form 8-K filed on December 18, 2007).
10.50	**	Separation Agreement and Addendum, Departure of Principal Officer (incorporated by reference to Current Report on Form 8-K as filed on July 24, 2008).
10.51		Joinder Agreement, between the Additional Guarantor and GE Financial (incorporated by reference to Exhibit 10.1 to Form 8-K as filed on April 18, 2008).
10.52		Registration Statement of additional Common Stock shares under the General Cable Savings Plan (incorporated by reference to Form S-8 filed on June 30, 2008).
10.53		Pro forma financial information and PDIC audited financial statements are incorporated by reference to Current Report on Form 8-K on November 1, 2007, amended on January 14, 2008 and April 18, 2008.
10.54	**
Salary Adjustment for President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Treasurer and Executive Vice President, General Counsel and Secretary dated February 5, 2008 (incorporated by reference to the Form 8-K Current Report as filed on February 5, 2008).

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

12.1		Computation of Ratio of Earnings to Fixed Charges.
14.0		Code of Business Conduct and Ethics – available on the Company’s website at www.generalcable.com.
21.1		List of Subsidiaries of General Cable.
23.1		Consent of Deloitte & Touche LLP.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d) - 14.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d) - 14.
32.1		Certification pursuant to 18 U.S.C. §1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

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
/s/ DELOITTE & TOUCHE LLP
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

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except share data)

	December 31,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$282.6	$325.7
Receivables, net of allowances of $19.3 million in 2008 and $17.9 million in 2007	1,032.0	1,121.4
Inventories	953.2	928.8
Deferred income taxes	132.3	123.6
Prepaid expenses and other	77.6	73.7

Total current assets	2,477.7	2,573.2

Property, plant and equipment, net	880.9	738.8
Deferred income taxes	53.9	42.6
Goodwill	171.9	116.1
Intangible assets, net	201.8	236.7
Unconsolidated affiliated companies	7.5	29.5
Other non-current assets	46.7	56.7

Total assets	$3,840.4	$3,793.6

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$757.2	$937.3
Accrued liabilities	423.3	397.3
Current portion of long-term debt	230.5	500.9

Total current liabilities	1,411.0	1,835.5

Long-term debt	1,216.1	897.9
Deferred income taxes	96.4	118.5
Other liabilities	276.2	190.0

Total liabilities	2,999.7	3,041.9

Commitments and Contingencies
Minority interest in consolidated subsidiaries	132.3	74.8

Shareholders’ Equity:
Redeemable convertible preferred stock, at redemption value (liquidation preference of $50.00 per share): 2008 - 76,233 shares outstanding 2007 - 101,940 shares outstanding	3.8	5.1
Common stock, $0.01 par value, issued and outstanding shares: 2008 - 51,775,200 (net of 6,177,498 treasury shares) 2007 - 52,430,149 (net of 5,121,841 treasury shares)	0.6	0.6
Additional paid-in capital	288.4	268.0
Treasury stock	(71.9)	(60.3)
Retained earnings	644.7	428.3
Accumulated other comprehensive income (loss)	(157.2)	35.2

Total shareholders’ equity	708.4	676.9

Total liabilities and shareholders’ equity	$3,840.4	$3,793.6

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2008	2007	2006
Cash flows of operating activities:
Net income	$217.2	$208.6	$135.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97.3	63.5	50.9
Foreign currency exchange loss	27.2	3.4	0.1
Loss on extinguishment of debt	—	25.3	—
Inventory impairment charges	32.0	—	—
Deferred income taxes	11.3	(11.6)	4.7
Excess tax benefits from stock-based compensation	(6.1)	(11.1)	(19.0)
Loss on disposal of property	5.6	8.8	2.5
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in receivables	26.7	(6.5)	(94.7)
Increase in inventories	(70.3)	(13.5)	(142.4)
(Increase) decrease in other assets	18.6	(1.4)	0.5
Increase (decrease) in accounts payable, accrued and other liabilities	(130.1)	(33.8)	156.1

Net cash flows of operating activities	229.4	231.7	94.0

Cash flows of investing activities:
Capital expenditures	(217.8)	(153.6)	(71.1)
Proceeds from properties sold	6.2	1.1	0.8
Proceeds from acquisition including cash acquired	—	28.0	—
Acquisitions, net of cash acquired	(50.3)	(634.8)	(26.9)
Other	(1.4)	(0.5)	1.4

Net cash flows of investing activities	(263.3)	(759.8)	(95.8)

Cash flows of financing activities:
Preferred stock dividends paid	(0.3)	(0.3)	(0.3)
Settlement of net investment hedge	—	(30.5)
Excess tax benefits from stock-based compensation	6.1	11.1	19.0
Proceeds from revolving credit borrowings	124.7	100.0	264.1
Repayments of revolving credit borrowings	(184.7)	(40.0)	(379.2)
Proceeds of other debt	93.3	7.3	6.9
Issuance of long-term debt	—	800.0	355.0
Payment of deferred financing fees	—	(19.0)	(9.4)
Settlement of long-term debt	—	(305.5)	—
Purchase of note hedges	—	—	(124.5)
Proceeds from issuance of warrants	—	—	80.4
Purchase of treasury shares	(11.7)	—	—
Proceeds from exercise of stock options	2.2	5.0	22.7

Net cash flows of financing activities	29.6	528.1	234.7

Effect of exchange rate changes on cash and cash equivalents	(38.8)	15.2	5.4

Decrease in cash and cash equivalents	(43.1)	15.2	238.3
Cash and cash equivalents — beginning of period	325.7	310.5	72.2

Cash and cash equivalents — end of period	$282.6	$325.7	$310.5

Supplemental Information
Cash paid during the period for:
Income tax payments	$84.8	$98.8	$46.3

Interest paid	$47.5	$51.7	$36.7

Non-cash investing and financing activities:
Issuance of nonvested shares	$4.5	$10.5	$6.4

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
3. Acquisitions and Divestitures
On June 30, 2008, the Company and its joint venture partner, A. Soriano Corporation (Anscor), announced that the Company acquired and consolidated Phelps Dodge Philippines (PDP) through an increase of its equity investment from 40% to 60%. The Company paid approximately $16.4 million in cash to the sellers in consideration for the additional equity interest in PDP and incurred insignificant fees and expenses related to the transaction. PDP is a joint venture established in 1955 by Anscor, a Philippine public holding company with diverse investments, and Phelps Dodge International Corporation (PDIC), a subsidiary of the Company which was acquired in the fourth quarter of 2007. PDP employs approximately 277 associates and operates one of the largest wire and cable manufacturing facilities in the Philippines. The investment complements the Company’s strategy in the region by providing a platform for further penetration into Southeast Asia markets as well as supporting ongoing operations in Australia, the Middle East and South Africa. In 2007, the last full year before the purchase of additional equity ownership, PDP reported net revenues of approximately $100 million (based on average exchange rates). Net assets and pro forma results of the PDP acquisition are immaterial.
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
7. Goodwill and Other Intangible Assets, net
The amounts of goodwill and indefinite-lived intangible assets were as follows in millions of dollars:

	Goodwill				Indefinite-lived assets - Trade names
	North	Europe and			North	Europe and
	America	North Africa	ROW	Total	America	North Africa	ROW	Total
Balance at January 1, 2007	$—	$—	$—	$—	$—	$0.5	$—	$0.5
Acquisitions	—	—	116.1	116.1	—	—	132.4	132.4
Currency translation and other adjustments(1)	—	—	—	—	—	—	—	—

Balance at December 31, 2007	—	—	116.1	116.1	—	0.5	132.4	132.9
Acquisitions	0.8	26.4	43.6	70.8	—	—	—	—
Currency translation and other adjustments	—	(3.5)	(11.5)	(15.0)	—	—	(9.8)	(9.8)

Balance at December 31, 2008	$0.8	$22.9	$148.2	$171.9	$—	$0.5	$122.6	$123.1

(1)	The Company did not record currency translation or other purchase price allocation adjustments during 2007 because the acquisition of PDIC occurred on October 31, 2007.

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

	December 31,
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

	Year Ended December 31,
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

Additional information regarding options outstanding as of December 31, 2008 is as follows (options in thousands):

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Options	Exercise	Remaining	Options	Exercise
Option Prices	Outstanding	Price	Contractual Life	Exercisable	Price
$0 -$14	335.4	$10.04	4.4	335.4	$10.04
$14 - $28	99.1	$22.57	6.2	12.3	$19.77
$28 -$42	0.7	$31.98	7.3	0.3	$31.98
$42 - $56	84.5	$50.98	8.1	—	—
$56 - $70	287.2	$64.87	8.8	40.6	$69.29
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

15. Earnings Per Common Share
A reconciliation of the numerator and denominator of earnings per common share of continuing operations-basic to earnings per common share of continuing operations-assuming dilution is as follows (in millions, except per share data):

	Year Ended December 31,
	2008	2007	2006
Earnings per share – basic:
Net income	$217.2	$208.6	$135.3
Less: Preferred stock dividends on convertible stock	(0.3)	(0.3)	(0.3)
Net income for basic EPS computation(1)	$216.9	$208.3	$135.0

Weighted average shares outstanding for basic EPS computation(2)	52.2	51.2	50.0

Earnings per common share – basic	$4.16	$4.07	$2.70

Earnings per share – assuming dilution:
Net income for diluted EPS computation(1)	$217.2	$208.6	$135.3

Weighted average shares outstanding including nonvested shares	52.6	52.2	51.0
Dilutive effect of convertible bonds	—	1.5	—
Dilutive effect of stock options and restricted stock units	0.4	0.4	0.5
Dilutive effect of assumed conversion of preferred stock	0.4	0.5	0.5

Weighted average shares outstanding for diluted EPS computation(2)	53.4	54.6	52.0

Earnings per common share – assuming dilution	$4.07	$3.82	$2.60

(1)	Numerator.

(2)	Denominator.
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
The earnings per common share – assuming dilution computation also excludes the impact of an insignificant amount of stock options and restricted stock units in 2007 and 2006 because their impact was anti-dilutive. As of December 31, 2008, there were approximately 371 thousand stock options and restricted stock units excluded from the earnings per common share – assuming dilution computation because their impact was anti-dilutive.
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
Under EITF 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share”, and EITF 90-19, and because of the Company’s obligation to settle the par value of the 0.875% Convertible Notes and 1.00% Senior Convertible Notes in cash, the Company is not required to include any shares underlying the 0.875% Convertible Notes and 1.00% Senior Convertible Notes in its weighted average shares outstanding – assuming dilution until the average stock price per share for the quarter exceeds the $50.36 and $83.93 conversion price of the 0.875% Convertible Notes and 1.00% Senior Convertible Notes, respectively, and only to the extent of the additional shares that the Company may be required to issue in the event that the Company’s conversion obligation exceeds the principal amount of the 0.875% Convertible Notes and the 1.00% Senior Convertible Notes.

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
16. Segment Information
During the fourth quarter of 2007, General Cable announced a change in the management reporting structure that resulted in a change in the Company’s reportable segments. The Company now conducts its operations through three geographic operating segments – North America, Europe and North Africa, and ROW, which consists of operations in Latin America, Sub-Saharan Africa, Middle East and Asia Pacific. The Company’s operating segments align with the structure of the Company’s internal management organization. All three segments engage in the development, design, manufacturing, marketing and distribution of copper, aluminum, and fiber optic communication, electric utility and electrical infrastructure wire and cable products. In addition to the above products, the ROW segment and the Europe and North Africa segment develops, designs, manufactures, markets and distributes construction products and the ROW segment develops, designs, manufactures, markets and distributes rod mill wire and cable products.

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

	Year Ended December 31,
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

	Year Ended December 31,
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

Geographic Information The following table presents net sales to unaffiliated customers by country of destination for the last three years and long-lived assets by country as of December 31:

	Net Sales			Long-lived Assets
	Year Ended December 31,			Year Ended December 31,
(in millions)	2008	2007	2006	2008	2007	2006
United States	$1,938.4	$1,933.5	$1,778.7	$250.7	$235.1	$216.7
Spain	772.5	820.9	681.2	192.9	187.7	143.5
France	535.5	546.5	400.8	97.8	65.0	29.5
Others	2,983.7	1,313.9	804.4	821.4	732.6	94.6

Total	$6,230.1	$4,614.8	$3,665.1	$1,362.8	$1,220.4	$484.3

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
In the transaction with Wassall PLC in 1994, American Premier Underwriters, Inc. agreed to indemnify the Company against liabilities (including all environmental liabilities) arising out of the Company’s or the Company’s predecessors’ ownership or operation of the Indiana Steel & Wire Company and Marathon Manufacturing Holdings, Inc. businesses (which were divested by the predecessor prior to the 1994 Wassall transaction), without limitation as to time or amount. American Premier also agreed to indemnify the Company against 66 2/3% of all other environmental liabilities arising out of the Company’s or the Company’s predecessors’ ownership or operation of other properties and assets in excess of $10 million but not in excess of $33 million, which were identified during the seven-year period ended June 2001. Indemnifiable environmental liabilities through June 2001 were substantially below that threshold. In addition, the Company also has claims against third parties with respect to some of these liabilities
At December 31, 2008 and 2007, General Cable had an accrued liability of approximately $1.1 million and $1.8 million, respectively, for various environmental-related liabilities of which General Cable is aware. American Premier Underwriters Inc., a former parent of General Cable, agreed to indemnify General Cable against all environmental-related liabilities arising out of General Cable’s or its predecessors’ ownership or operation of the Indiana Steel & Wire Company and Marathon Manufacturing Holdings, Inc. businesses (which were divested by General Cable), without limitation as to time or amount. While it is difficult to estimate future environmental-related liabilities accurately, General Cable does not currently anticipate any material adverse impact on its results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.

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
General Cable has entered into various leases related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. Future minimum rental payments required under non-cancelable lease agreements at December 31, 2008 were as follows: 2009 – $16.4 million, 2010 – $9.5 million, 2011 – $6.0 million, 2012 – $3.1 million, 2013 – $1.8 million and thereafter $5.0 million. Rental expense recorded in income from continuing operations was $19.1 million, $14.4 million and $11.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.
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

Liabilities:
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

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2008
Net sales	$1,568.4	$1,742.8	$1,626.0	$1,292.9
Gross profit	212.7	227.3	209.8	152.6
Net income	65.9	75.7	57.7	17.9
Net income applicable to common shareholders	65.8	75.6	57.6	17.8
Earnings per common share – basic	$1.28	$1.47	$1.11	$0.34
Earnings per common share – assuming dilution	$1.21	$1.37	$1.07	$0.34
2007
Net sales	$1,009.2	$1,172.5	$1,135.3	$1,297.8
Gross profit	159.8	173.1	163.5	166.3
Net income	37.9	62.9	61.2	46.7
Net income applicable to common shareholders	37.8	62.8	61.1	46.6
Earnings per common share – basic	$0.74	$1.23	$1.19	$0.91
Earnings per common share – assuming dilution	$0.71	$1.15	$1.11	$0.84

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
Condensed Statements of Operations
Year Ended December 31, 2008

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$2,142.1	$4,088.0	$—	$6,230.1
Intercompany	59.4	2.4	49.1	(110.9)	—

	59.4	2,144.5	4,137.1	(110.9)	6,230.1
Cost of sales	—	1,884.2	3,592.6	(49.1)	5,427.7

Gross profit	59.4	260.3	544.5	(61.8)	802.4
Selling, general and administrative expenses	48.6	145.6	248.6	(61.8)	381.0

Operating income	10.8	114.7	295.9	—	421.4
Other income (expense)	0.5	(0.6)	(27.1)	—	(27.2)
Interest income (expense):
Interest expense	(34.2)	(77.1)	(52.1)	95.3	(68.1)
Interest income	72.3	23.6	11.7	(95.3)	12.3

	38.1	(53.5)	(40.4)	—	(55.8)

Income before income taxes	49.4	60.6	228.4	—	338.4
Income tax provision	(18.5)	(34.1)	(60.1)	—	(112.7)
Minority interest	—	—	(13.1)	—	(13.1)
Equity in net earnings of affiliated companies	186.3	159.8	0.4	(341.9)	4.6

Net income (loss)	217.2	186.3	155.6	(341.9)	217.2
Less: preferred stock dividends	(0.3)	—	—	—	(0.3)

Net income (loss) applicable to common shareholders	$216.9	$186.3	$155.6	$(341.9)	$216.9

Condensed Statements of Operations
Year Ended December 31, 2007

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$2,208.5	$2,406.3	$—	$4,614.8
Intercompany	48.7	—	—	(48.7)	—

	48.7	2,208.5	2,406.3	(48.7)	4,614.8
Cost of sales	—	1,887.7	2,064.4	—	3,952.1

Gross profit	48.7	320.8	341.9	(48.7)	662.7
Selling, general and administrative expenses	44.5	144.1	156.7	(48.7)	296.6

Operating income	4.2	176.7	185.2	—	366.1
Other income (expense)	1.2	0.2	(4.8)	—	(3.4)
Interest income (expense):
Interest expense	(33.3)	(68.0)	(17.9)	70.8	(48.4)
Interest income	74.7	5.5	9.4	(70.8)	18.8
Loss on extinguishment of debt	(25.3)	—	—	—	(25.3)

	16.1	(62.5)	(8.5)	—	(54.9)

Income before income taxes	21.5	114.4	171.9	—	307.8
Income tax provision	(7.8)	(41.0)	(50.6)	—	(99.4)
Minority interest	—	—	(0.2)	—	(0.2)
Equity in net earnings of affiliated companies	194.9	121.5	0.4	(316.4)	0.4

Net income (loss)	208.6	194.9	121.5	(316.4)	208.6
Less: preferred stock dividends	(0.3)	—	—	—	(0.3)

Net income (loss) applicable to common shareholders	$208.3	$194.9	$121.5	$(316.4)	$208.3

Condensed Statements of Operations
Year Ended December 31, 2006

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$2,028.1	$1,637.0	$—	$3,665.1
Intercompany	50.1	—	—	(50.1)	—

	50.1	2,028.1	1,637.0	(50.1)	3,665.1
Cost of sales	—	1,774.6	1,419.5	—	3,194.1

Gross profit	50.1	253.5	217.5	(50.1)	471.0
Selling, general and administrative expenses	46.1	133.3	105.8	(50.1)	235.1

Operating income	4.0	120.2	111.7	—	235.9
Other expense	—	(0.3)	0.2	—	(0.1)
Interest income (expense):
Interest expense	(27.8)	(61.6)	(8.6)	58.0	(40.0)
Interest income	55.9	1.3	5.2	(58.0)	4.4

	28.1	(60.3)	(3.4)	—	(35.6)

Income (loss) before income taxes	32.1	59.6	108.5	—	200.2
Income tax (provision) benefit	(11.7)	(20.1)	(33.1)	—	(64.9)
Equity in net earnings of affiliated companies	114.9	75.4	—	(190.3)	—

Net income (loss)	135.3	114.9	75.4	(190.3)	135.3
Less: preferred stock dividends	(0.3)	—	—	—	(0.3)

Net income (loss) applicable to common shareholders	$135.0	$114.9	$75.4	$(190.3)	$135.0

Condensed Balance Sheets
December 31, 2008

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$2.3	$28.1	$252.2	$—	$282.6
Receivables, net of allowances	—	211.9	820.1	—	1,032.0
Inventories	—	269.0	684.2	—	953.2
Deferred income taxes	7.0	90.8	34.5	—	132.3
Prepaid expenses and other	4.7	21.4	51.5	—	77.6

Total current assets	14.0	621.2	1,842.5	—	2,477.7

Property, plant and equipment, net	0.6	203.4	676.9	—	880.9
Deferred income taxes	24.3	(1.5)	31.1	—	53.9
Intercompany accounts	1,037.3	413.1	21.3	(1,471.7)	—
Investment in subsidiaries	762.8	971.0	—	(1,733.8)	—
Goodwill	—	0.9	171.0	—	171.9
Intangible assets, net	—	0.7	201.1	—	201.8
Unconsolidated affiliated companies	—	1.9	5.6	—	7.5
Other non-current assets	17.3	20.0	9.4	—	46.7

Total assets	$1,856.3	$2,230.7	$2,958.9	$(3,205.5)	$3,840.4

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$119.9	$637.3	$—	$757.2
Accrued liabilities	(19.4)	125.3	317.4	—	423.3
Current portion of long-term debt	—	1.0	229.5	—	230.5

Total current liabilities	(19.4)	246.2	1,184.2	—	1,411.0

Long-term debt	1,155.0	10.2	50.9	—	1,216.1
Deferred income taxes	—	(3.7)	100.1	—	96.4
Intercompany accounts	—	1,058.6	413.1	(1,471.7)	—
Other liabilities	12.3	160.8	103.1	—	276.2

Total liabilities	1,147.9	1,472.1	1,851.4	(1,471.7)	2,999.7

Minority interests in consolidated subsidiaries	—	—	132.3	—	132.3

Total shareholders’ equity (deficit)	708.4	758.6	975.2	(1,733.8)	708.4

Total liabilities and shareholders’ equity	$1,856.3	$2,230.7	$2,958.9	$(3,205.5)	$3,840.4

Condensed Balance Sheets
December 31, 2007

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$7.2	$13.2	$305.3	$—	$325.7
Receivables, net of allowances	—	241.1	880.3	—	1,121.4
Inventories	—	301.4	627.4	—	928.8
Deferred income taxes	4.5	88.0	31.1	—	123.6
Prepaid expenses and other	8.1	33.4	32.2	—	73.7

Total current assets	19.8	677.1	1,876.3	—	2,573.2

Property, plant and equipment, net	0.7	185.4	552.7	—	738.8
Deferred income taxes	—	21.1	21.5	—	42.6
Intercompany accounts	944.2	487.7	305.1	(1,737.0)	—
Investment in subsidiaries	841.4	914.8	—	(1,756.2)	—
Goodwill	—	—	116.1	—	116.1
Intangible assets, net	—	0.7	236.0	—	236.7
Unconsolidated affiliated companies	—	—	29.5	—	29.5
Other non-current assets	23.4	25.3	8.0	—	56.7

Total assets	$1,829.5	$2,312.1	$3,145.2	$(3,493.2)	$3,793.6

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$133.3	$804.0	$—	$937.3
Accrued liabilities	(15.1)	121.9	290.5	—	397.3
Current portion of long-term debt	355.0	1.0	144.9	—	500.9

Total current liabilities	339.9	256.2	1,239.4	—	1,835.5

Long-term debt	800.0	71.4	26.5	—	897.9
Deferred income taxes	—	—	118.5	—	118.5
Intercompany accounts	0.5	1,042.3	694.2	(1,737.0)	—
Other liabilities	12.2	100.8	77.0	—	190.0

Total liabilities	1,152.6	1,470.7	2,155.6	(1,737.0)	3,041.9

Minority interests in consolidated subsidiaries	—	—	74.8	—	74.8

Total shareholders’ equity (deficit)	676.9	841.4	914.8	(1,756.2)	676.9

Total liabilities and shareholders’ equity	$1,829.5	$2,312.1	$3,145.2	$(3,493.2)	$3,793.6

Condensed Statements of Cash Flows
Year Ended December 31, 2008

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash flows of operating activities	$30.4	$123.2	$75.8	$—	$229.4

Cash flows of investing activities:
Capital expenditures	—	(51.5)	(166.3)	—	(217.8)
Acquisitions, net of cash acquired	—	(19.0)	(31.3)	—	(50.3)
Proceeds from properties sold	—	2.7	3.5	—	6.2
Intercompany accounts	(33.1)	—	—	33.1	—
Other, net	—	(1.4)	—	—	(1.4)

Net cash flows of investing activities	(33.1)	(69.2)	(194.1)	33.1	(263.3)

Cash flows of financing activities:
Dividends paid	1.2	—	(1.5)	—	(0.3)
Excess tax benefits from stock-based compensation	6.0	—	—	—	6.0
Intercompany accounts	—	22.4	10.7	(33.1)	—
Proceeds from revolving credit borrowings	—	124.7	—	—	124.7
Repayments of revolving credit borrowings	—	(184.7)	—	—	(184.7)
Proceeds (repayments) of other debt	—	(1.1)	94.4	—	93.3
Purchase of treasury shares	(11.7)	—	—	—	(11.7)
Proceeds from exercise of stock options	2.3	—	—	—	2.3

Net cash flows of financing activities	(2.2)	(38.7)	103.6	(33.1)	29.6

Effect of exchange rate changes on cash and cash equivalents	—	(0.4)	(38.4)	—	(38.8)

Increase in cash and cash equivalents	(4.9)	14.9	(53.1)	—	(43.1)
Cash and cash equivalents – beginning of period	7.2	13.2	305.3	—	325.7

Cash and cash equivalents – end of period	$2.3	$28.1	$252.2	$—	$282.6

Condensed Statements of Cash Flows
Year Ended December 31, 2007

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash flows of operating activities	$(1.9)	$127.3	$106.3	$—	$231.7

Cash flows of investing activities:
Capital expenditures	(0.2)	(40.8)	(112.6)	—	(153.6)
Acquisitions, net of cash acquired	—	—	(634.8)	—	(634.8)
Proceeds from acquisitions including cash acquired	—	—	28.0	—	28.0
Proceeds from properties sold	—	0.4	0.7	—	1.1
Intercompany accounts	(647.5)	—	—	647.5	—
Other, net	(1.7)	1.2	—	—	(0.5)

Net cash flows of investing activities	(649.4)	(39.2)	(718.7)	647.5	(759.8)

Cash flows of financing activities:
Dividends paid	(0.3)	—	—	—	(0.3)
Settlement net investment swap	(30.5)	—	—	—	(30.5)
Excess tax benefits from stock-based compensation	11.1	—	—	—	11.1
Intercompany accounts	—	(145.5)	793.0	(647.5)	—
Proceeds from revolving credit borrowings	—	100.0	—	—	100.0
Repayments of revolving credit borrowings	—	(40.0)	—	—	(40.0)
Issuance of long-term debt, net of fees & expenses	800.0	—	—	—	800.0
Payment of deferred financing fees	(19.0)	—	—	—	(19.0)
Repayments of long-term debt, including fees & expenses	(305.5)	—	—	—	(305.5)
Proceeds (repayments) of other debt	—	(0.8)	8.1	—	7.3
Proceeds from exercise of stock options	5.0	—	—	—	5.0

Net cash flows of financing activities	460.8	(86.3)	801.1	(647.5)	528.1

Effect of exchange rate changes on cash and cash equivalents	—	0.5	14.7	—	15.2

Increase in cash and cash equivalents	(190.5)	2.3	203.4	—	15.2
Cash and cash equivalents – beginning of period	197.7	10.9	101.9	—	310.5

Cash and cash equivalents – end of period	$7.2	$13.2	$305.3	$—	$325.7

Condensed Statements of Cash Flows
Year Ended December 31, 2006

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash flows of operating activities	$54.1	$(39.9)	$79.8	$—	$94.0

Cash flows of investing activities:
Capital expenditures	(0.6)	(21.9)	(48.6)	—	(71.1)
Acquisitions, net of cash acquired	—	—	(26.9)	—	(26.9)
Proceeds from properties sold	—	0.1	0.7	—	0.8
Intercompany accounts	(198.7)	—	—	198.7	—
Other, net	—	1.4	—	—	1.4

Net cash flows of investing activities	(199.3)	(20.4)	(74.8)	198.7	(95.8)

Cash flows of financing activities:
Dividends paid	(0.3)	—	—	—	(0.3)
Excess tax benefits from stock-based compensation	19.0	—	—	—	19.0
Intercompany accounts	—	173.7	25.0	(198.7)	—
Proceeds from revolving credit borrowings	—	264.1	—	—	264.1
Repayments of revolving credit borrowings	—	(379.2)	—	—	(379.2)
Proceeds of other debt	—	1.8	5.1	—	6.9
Issuance of long-term debt, net of fees & expenses	355.0	—	—	—	355.0
Payment of deferred financing fees	(9.4)	—	—	—	(9.4)
Purchase of note hedges	(124.5)	—	—	—	(124.5)
Proceeds from issuance of warrants	80.4	—	—	—	80.4
Proceeds from exercise of stock options	22.7	—	—	—	22.7

Net cash flows of financing activities	342.9	60.4	30.1	(198.7)	234.7

Effect of exchange rate changes on cash and cash equivalents	—	(0.3)	5.7	—	5.4

Increase in cash and cash equivalents	197.7	(0.2)	40.8	—	238.3
Cash and cash equivalents – beginning of period	—	11.1	61.1	—	72.2

Cash and cash equivalents – end of period	$197.7	$10.9	$101.9	$—	$310.5

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