Form 10-Q
period 2009-04-03
GENERAL CABLE CORP /DE/
filed 2009-05-08
CIK 886035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 1, 2009
Common Stock, $0.01 per value	51,934,068

GENERAL CABLE CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL STATEMENTS
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

	Three Fiscal Months Ended
	April 3,	March 28,
	2009	2008
Net sales	$1,041.3	$1,568.4

Cost of sales	853.8	1,355.7

Gross profit	187.5	212.7

Selling, general and administrative expenses	95.0	97.4

Operating income	92.5	115.3

Other income	3.5	1.4

Interest income (expense):
Interest expense	(22.5)	(23.7)
Interest income	1.2	2.8

	(21.3)	(20.9)

Income from continuing operations before income taxes	74.7	95.8
Income tax provision	(25.0)	(34.2)
Equity in earnings of affiliated companies	0.1	1.1

Net income including noncontrolling interest	49.8	62.7

Less: preferred stock dividends	0.1	0.1
Less: net income attributable to noncontrolling interest	1.4	3.6

Net income attributable to GCC common shareholders	$48.3	$59.0

Earnings per share

Earnings per common share-basic	$0.93	$1.12

Weighted average common shares-basic	51.9	52.5

Earnings per common share-assuming dilution	$0.92	$1.08

Weighted average common shares-assuming dilution	52.6	54.5

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	April 3,	December 31,
	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$205.3	$282.6
Receivables, net of allowances of $22.7 million at April 3, 2009 and $19.3 million at December 31, 2008	920.2	1,032.0
Inventories	989.4	953.2
Deferred income taxes	127.0	132.3
Prepaid expenses and other	79.0	71.5

Total current assets	2,320.9	2,471.6

Property, plant and equipment, net	897.6	880.9
Deferred income taxes	49.0	56.0
Goodwill	170.0	171.9
Intangible assets, net	198.9	201.8
Unconsolidated affiliated companies	7.3	7.5
Other non-current assets	45.9	46.7

Total assets	$3,689.6	$3,836.4

Liabilities and Equity
Current Liabilities:
Accounts payable	$661.0	$757.2
Accrued liabilities	301.0	423.3
Current portion of long-term debt	187.6	230.5

Total current liabilities	1,149.6	1,411.0

Long-term debt	1,068.0	1,023.5
Deferred income taxes	144.6	133.6
Other liabilities	260.4	276.2

Total liabilities	2,622.6	2,844.3

Commitments and Contingencies

Equity:
Redeemable convertible preferred stock, at redemption value (liquidation preference of $50.00 per share):
April 3, 2009 — 76,202 outstanding shares
December 31, 2008 — 76,233 shares outstanding	3.8	3.8
Common stock, $0.01 par value, issued and outstanding shares:
April 3, 2009 — 51,930,889 (net of 6,178,978 treasury shares) December 31, 2008 — 51,775,200 (net of 6,177,498 treasury shares)	0.6	0.6
Additional paid-in capital	489.1	486.6
Treasury stock	(72.3)	(71.9)
Retained earnings	646.3	597.9
Accumulated other comprehensive income	(127.7)	(146.0)

Total GCC shareholders’ equity	939.8	871.0
Noncontrolling interest	127.2	121.1

Total equity	1,067.0	992.1

Total liabilities and equity	$3,689.6	$3,836.4

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Three Fiscal Months Ended
	April 3,	March 28,
	2009	2008
Cash flows of operating activities:
Net income including noncontrolling interest	$49.8	$62.7
Adjustments to reconcile net income to net cash flows of operating activities:
Depreciation and amortization	25.0	23.4
Foreign currency exchange gain	(3.5)	(1.4)
Deferred income taxes	11.4	—
Excess tax benefits from stock-based compensation	0.2	(5.2)
Inventory impairment charges	(4.7)	(3.9)
Convertible debt instruments noncash interest charges	9.4	8.7
Loss on disposal of property	2.4	3.0
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in receivables	92.2	(244.7)
Increase in inventories	(40.3)	(25.1)
(Increase) decrease in other assets	(2.8)	6.8
Increase (decrease) in accounts payable, accrued and other liabilities	(155.0)	42.4

Net cash flows of operating activities	(15.9)	(133.3)

Cash flows of investing activities:
Capital expenditures	(46.8)	(41.6)
Proceeds from properties sold	0.2	2.8
Acquisitions, net of cash acquired	—	—
Other, net	(1.6)	(0.9)

Net cash flows of investing activities	(48.2)	(39.7)

Cash flows of financing activities:
Preferred stock dividends paid	(0.1)	(0.1)
Excess tax benefits from stock-based compensation	(0.2)	5.2
Proceeds from revolving credit borrowings	53.8	45.8
Repayments of revolving credit borrowings	(11.8)	(27.3)
Proceeds (repayments) of other debt, net	(47.5)	75.6
Proceeds from exercise of stock options	0.1	1.7

Net cash flows of financing activities	(5.7)	100.9

Effect of exchange rate changes on cash and cash equivalents	(7.5)	13.1

Decrease in cash and cash equivalents	(77.3)	(59.0)
Cash and cash equivalents — beginning of period	282.6	325.7
Cash and cash equivalents — end of period	$205.3	$266.7

Supplemental Information
Cash paid during the period for:
Income tax payments, net of refunds	$2.6	$3.9

Interest	$13.1	$2.7

Non-cash investing and financing activities:
Issuance of nonvested shares	$3.2	$2.2

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
1. Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements of General Cable Corporation and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three fiscal months ended April 3, 2009, are not necessarily indicative of results that may be expected for the full year. The December 31, 2008, condensed consolidated balance sheet amounts are derived from the audited financial statements but do not include all disclosures herein required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable’s 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009 and amended on May 8, 2008 (“Form 10-K”). The Company’s fiscal year end is December 31. The Company’s fiscal quarters consist of 13-week periods ending on the Friday nearest to the end of the calendar months of March, June and September.
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
2. New Accounting Standards
In December 2008, the FASB issued Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP No. FAS 132(R)-1). FSP No. FAS 132(R)-1 amends FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional requirements of FSP No. FAS 132(R)-1 are designed to enhance disclosures regarding (i) investment policies and strategies, (ii) categories of plan assets, (iii) fair value measurements of plan assets, and (iv) significant concentrations of risk. FSP No. FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009, with earlier application permitted. Because FSP No. FAS 132(R)-1 affects only disclosure requirements, the adoption of FSP No. FAS 132(R)-1 will not affect our financial position or results of operations.
During the three fiscal months ended April 3, 2009, the Company did not change any of its existing accounting policies with the exception of the following accounting standards all of which became effective for the Company January 1, 2009:
•
The Company adopted Statement of Financial Accounting Standard (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities an Amendment of FASB Statement No. 133 as discussed in Note 8 of the condensed consolidated financial statements. SFAS No. 161 requires qualitative disclosures about the Company’s objectives and strategies for using derivatives, quantitative disclosures about the fair value of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.

•
The Company adopted FASB Staff Position (FSP) SFAS No. 157-2 which had no impact on the Company’s condensed consolidated balance sheet, statement of operations or cash flows. As discussed below in Note 18, FSP SFAS No. 157-2 partially delayed the effective date of SFAS No. 157 Fair Value Measurements for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

•
The Company adopted SFAS No. 141 (revised 2007), Business Combinations which had no impact on the Company’s condensed consolidated balance sheet, statement of operations or cash flows. SFAS No. 141 (revised 2007) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
•
The Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 established new standards governing the accounting for and reporting of noncontrolling intetests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of operations. SFAS No. 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. SFAS No. 160 is to be applied prospectively as of the beginning of the fiscal year in which it is initially adopted, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented. As a result, the condensed consolidated balance sheet has been adjusted to reflect the reclassification of noncontrolling interest to equity, the condensed consolidated statement of operations has been adjusted to include the net income attributable to the noncontrolling interest and the disclosure of condensed consolidated comprehensive income, in Note 11, has been adjusted to include comprehensive income attributable to the noncontrolling interest.

•
The Company adopted FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The FSP specifies that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends shall be considered participating securities in undistributed earnings along with common shareholders. As a result, the Company retrospectively applied the two-class method of computing basic and diluted earnings per share as discussed in Note 14 of the condensed consolidated financial statements.

•
The Company adopted FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including Partial Cash Settlement) as discussed in Note 7 of the condensed consolidated financial statements. The FSP specifies that when issuers of convertible debt instruments recognize interest cost, they should separately account for the liability and equity components of the instrument in a manner that will reflect the entity’s non-convertible debt borrowing rate on the instrument’s issuance date. As a result, the Company’s condensed consolidated balance sheet, statement of operations and cash flows have been adjusted for all periods presented in accordance with the retrospective application of the FSP. As of April 3, 2009, the Company’s condensed consolidated balance sheet has been adjusted to reflect the reduction in the carrying value of the Company’s senior convertible notes of approximately $182.8 million, the increase in additional paid-in capital of approximately $198.2 million and net deferred taxes of approximately $35.1 million. Transaction costs of approximately $21.7 million directly related to the issuance of the Company’s convertible debt instruments have been allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as $13.3 million of debt issuance costs and $8.4 million of equity issuance costs. As a result of the retrospective application, certain amounts in the Company’s 2008 consolidated balance sheet were changed and are presented below:

	December 31, 2008
	As Reported	Adjustments	As Adjusted
Prepaid expenses and other	$77.6	$(6.1)	$71.5
Deferred income taxes	53.9	2.1	56.0
Total assets	$3,840.4	(4.0)	$3,836.4

Long-term debt	$1,216.1	(192.6)	$1,023.5
Deferred income taxes	96.4	37.2	133.6
Total liabilities	$2,999.7	(155.4)	$2,844.3

Additional paid-in capital	$288.4	198.2	$486.6
Retained earnings	644.7	(46.8)	597.9
Total liabilities and shareholders’ equity	$3,840.4	(4.0)	$3,836.4

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
For the three fiscal months ended April 3, 2009, the Company’s condensed consolidated statement of operations has been adjusted to reflect the impact of the net of tax interest expense of approximately $7.4 million or $0.14 earnings per share — assuming dilution. As of April 3, 2009, the Company’s condensed consolidated statement of operations includes amortization expense related to debt issuance costs of approximately $0.6 million. As a result of the retrospective application, certain amounts in the Company’s 2008 condensed consolidated statement of operations were changed and are presented below for the three fiscal months ended March 28, 2008:

	Three fiscal months ended March 28, 2008
	As Reported	Adjustments	As Adjusted
Interest expense	$15.0	$8.7	$23.7
Income tax provision (benefit)	36.1	(1.9)	34.2
Net income attributable to GCC common shareholders	$65.8	(6.8)	$59.0
•
The Company adopted Emerging Issues Task Force Issue (EITF) 07-5 Determining whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock as discussed in Note 7 of the condensed consolidated financial statements. Paragraph 11(a) of SFAS No 133 Accounting for Derivatives and Hedging Activities specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard was applied to the embedded conversion options contained in the Company’s two convertible debt instruments. The Company determined that the embedded conversion option is indexed to the Company’s own stock and classified in shareholders’ equity, thereby qualifying for the SFAS 133 paragraph 11(a) scope exception.

3. Acquisitions and Divestitures
On June 30, 2008, the Company and its joint venture partner, A. Soriano Corporation (Anscor), announced that the Company acquired and consolidated Phelps Dodge Philippines (PDP) through an increase of its equity investment from 40% to 60%. The Company paid approximately $16.4 million in cash to the sellers in consideration for the additional equity interest in PDP and incurred insignificant fees and expenses related to the transaction. PDP is a joint venture established in 1955 by Anscor, a Philippine public holding company with diverse investments, and Phelps Dodge International Corporation (PDIC), a subsidiary of the Company which was acquired in the fourth quarter of 2007. PDP employs approximately 300 associates and operates one of the largest wire and cable manufacturing facilities in the Philippines. The investment complements the Company’s strategy in the region by providing a platform for further penetration into Southeast Asia markets as well as supporting ongoing operations in Australia, the Middle East and South Africa. In 2007, the last full year before the purchase of additional equity ownership, PDP reported net revenues of approximately $100 million (based on average exchange rates). Net assets and pro forma results of the PDP acquisition are immaterial.
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Inventories consisted of the following (in millions):

	April 3,	December 31,
	2009	2008
Raw materials	$180.5	$197.4
Work in process	152.5	168.9
Finished goods	656.4	586.9

Total	$989.4	$953.2

At April 3, 2009 and December 31, 2008, $650.9 million and $610.1 million, respectively, of inventories were valued using the LIFO method before lower of cost or market provisions. Approximate replacement costs of inventories valued using the LIFO method totaled $653.7 million at April 3, 2009 and $505.9 million at December 31, 2008.
If the Company is not able to recover the LIFO value of its inventory when replacement costs are lower than the LIFO value of the inventory, the Company is required to record a lower of cost or market LIFO inventory adjustment to recognize the charge in its consolidated statement of operations. As of December 31, 2008, a lower of cost or market provision of approximately $36.3 million for copper and aluminum raw material inventory was recorded in which the replacement costs at the end of the year were lower than the LIFO value of the acquired copper and aluminum raw material inventory. Approximately, $23.6 million of the lower of cost or market adjustment is attributable to the LIFO value of metal inventory acquired in the PDIC acquisition. As of April 3, 2009, replacement costs remained below the Company’s LIFO value but increased as compared to replacement costs at the end of the year resulting in a favorable adjustment to the lower of cost or market provision of approximately $4.7 million. The resulting lower of cost or market provision of $31.6 million is attributable to LIFO values exceeding to a lesser extent than at year end the replacement costs for acquired copper and aluminum raw material metal inventory.
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
Property, plant and equipment consisted of the following (in millions):

	April 3,	December 31,
	2009	2008
Land	$92.5	$93.1
Buildings and leasehold improvements	214.9	214.7
Machinery, equipment and office furnishings	792.8	783.3
Construction in progress	133.5	121.0

Total — gross book value	1,233.7	1,212.1
Less accumulated depreciation	(336.1)	(331.2)

Total — net book value	$897.6	$880.9

Depreciation expense for the three fiscal months ended April 3, 2009 and March 28, 2008 was $19.9 million and $18.5 million, respectively.
The Company periodically evaluates the recoverability of the carrying amount of long-lived assets (including property, plant and equipment and intangible assets with determinable lives) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates events or changes in circumstances based mostly on actual historical operating results, but business plans, forecasts, general and industry trends, and anticipated cash flows are also considered. Impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings. The Company also continually evaluates the estimated useful lives of all long-lived assets and, when warranted, revises such estimates based on current events. No material impairment charges occurred during the three fiscal months ended April 3, 2009 and March 28, 2008.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
6. Goodwill and Other Intangible Assets
Goodwill and intangible assets with indefinite useful lives are not amortized, but are reviewed at least annually for impairment. If the carrying amount of goodwill or an intangible asset with an indefinite life exceeds its fair value, an impairment loss would be recognized in the amount equal to the excess. Intangible assets that are not deemed to have indefinite lives are amortized over their useful lives.
The amounts of goodwill and indefinite-lived intangible assets were as follows in millions of dollars:

	Goodwill				Indefinite-lived assets — Trade names
	North	Europe and			North	Europe and
	America	North Africa	ROW	Total	America	North Africa	ROW	Total
Balance at December 31, 2008	$0.8	$22.9	$148.2	$171.9	$—	$0.5	$122.6	$123.1
Acquisitions			0.6	0.6	—	—	—	—
Currency translation and other adjustments		(0.2)	(2.3)	(2.5)	—	—	0.6	0.6

Balance at April 3, 2009	$0.8	$22.7	$146.5	$170.0	$—	$0.5	$123.2	$123.7

As of April 3, 2009, the Company recognized goodwill of $22.7 million, after currency translation adjustments, related to the acquisition of Enica Biskra in the Company’s Europe and North Africa segment. The Company has not yet finalized portions of its purchase price allocation, which is dependent on, among other things, the finalization of asset and liability valuation and the related tax impact. Any final adjustments may change the allocation of the purchase price, which could impact the fair value assigned to assets and liabilities, including changes to goodwill. The Company recorded goodwill and trade names of $146.5 million and $133.2 million, respectively, after currency translation adjustments related to the acquisition of PDIC in the Company’s ROW segment.
The amounts of other intangible assets — customer relationships were as follows in millions of dollars:

	April 3,	December 31
	2009	2008
Amortized intangible assets:
Customer relationships	$106.4	$106.4
Accumulated amortization	(23.2)	(19.1)
Foreign currency translation adjustment	(8.0)	(8.6)

Total Amortized intangible assets	$75.2	$78.7

As part of the PDIC acquisition and the final purchase accounting adjustments, the Company acquired certain customer relationships for which the fair market value as of October 31, 2007 was $104.9 million, before currency translation adjustments. Amortized intangible assets are stated at cost less accumulated amortization as of April 3, 2009 and December 31, 2008. Customer relationships have been determined to have a useful life in the range of 3.5 to 10 years and the Company has accelerated the amortization expense to align with the historical customer attrition rates. The amortization of intangible assets for the first three fiscal months of 2009 and 2008 was $4.1 million and $3.7 million, respectively. The estimated amortization expense during the twelve month periods beginning April 3, 2009 through March 31, 2014 are $13.9 million, $12.9 million, $9.3 million, $8.3 million, $7.5 million and $23.3 million thereafter.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
7. Long-Term Debt
Long-term debt consisted of the following (in millions):

	April 3,	December 31,
	2009	2008
1.00% Senior Convertible Notes due 2012	$381.5	$375.7
0.875% Convertible Notes due 2013	265.7	261.7
7.125% Senior Notes due 2017	200.0	200.0
Senior Floating Rate Notes	125.0	125.0
Silec credit facilities	61.1	84.9
PDIC credit facilities	79.5	71.5
Spanish Term Loan	57.8	64.1
Asset Based Loan	42.0	—
Other	43.0	71.1

Total debt	1,255.6	1,254.0
Less current maturities	187.6	230.5

Long-term debt	$1,068.0	$1,023.5

Weighted average interest rates on the above outstanding balances were as follows:
1.00% Senior Convertible Notes due 2012	7.5%	7.5%
0.875% Convertible Notes due 2013	7.35%	7.35%
7.125% Senior Notes due 2017	7.125%	7.125%
Senior Floating Rate Notes	3.8%	6.3%
Silec credit facilities	2.6%	4.4%
PDIC credit facilities	3.6%	5.3%
Spanish Term Loan	4.4%	4.4%
Asset Based Loan	2.7%	—%
Other	4.1%	5.8%
1.00% Senior Convertible Notes
The Company’s 1.00% Senior Convertible Notes were issued in September 2007 in the amount of $475.0 million with a stated interest rate of 1.00% payable semi-annually in arrears, and mature in 2012. As a result of adopting FSP APB 14-1 on January 1, 2009, as discussed in Note 2, the Company has separately accounted for the liability and equity components of the instrument, retrospectively, based on the Company’s nonconvertible debt borrowing rate on the instrument’s issuance date of 7.5%. At issuance, the liability and equity components were $348.2 million and $126.8 million, respectively. The equity component (debt discount) is being amortized to interest expense based on the effective interest method. The estimated fair value of the 1.00% Senior Convertible Notes was approximately $349.1 million at April 3, 2009.
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
Pursuant to Emerging Issues Task Force (“EITF”) 07-5 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” which nullifies EITF 01-6, “The Meaning of Indexed to a Company’s Own Stock” (“EITF 01-6”) and FSP APB 14-1, as discussed in Note 2, which nullifies EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), the 1.00% Senior Convertible Notes are accounted for as convertible debt in the accompanying condensed consolidated balance sheet and the embedded conversion option in the 1.00% Senior Convertible Notes has not been accounted for as a separate derivative. For a discussion of the effects of the 1.00% Senior Convertible Notes on earnings per share, see Note 14.
Proceeds from the 1.00% Senior Convertible Notes were used to partially fund the purchase price of $707.6 million related to the PDIC acquisition and to pay, in accordance with FSP APB 14-1, transaction costs of approximately $12.3 directly related to the issuance that have been allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as $9.0 million of debt issuance costs that are being amortized to interest expense and $3.3 million of equity issuance costs that have been recorded as a reduction to additional paid-in capital.
0.875% Convertible Notes
The Company’s 0.875% Convertible Notes were issued in November of 2006 in the amount of $355.0 million with a stated interest rate of 0.875% payable semi-annually in arrears, and mature in 2013. As a result of adopting FSP APB 14-1 on January 1, 2009, as discussed in Note 2, the Company has separately accounted for the liability and equity components of the instrument, retrospectively, based on the Company’s nonconvertible debt borrowing rate on the instrument’s issuance date of 7.35%. At issuance, the liability and equity components were $230.9 million and $124.1 million, respectively. The equity component (debt discount) is being amortized to interest expense based on the effective interest method. The estimated fair value of the 0.875% Convertible Notes was approximately $241.4 million at April 3, 2009.
In November 2006, at the time of issuance, the notes and the common stock issuable upon conversion of the notes were registered on a Registration Statement on Form S-3. The 0.875% Convertible Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company’s wholly-owned U.S. and Canadian subsidiaries.
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
Pursuant to Emerging Issues Task Force (“EITF”) 07-5 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” which nullifies EITF 01-6, “The Meaning of Indexed to a Company’s Own Stock” (“EITF 01-6”) and FSP APB 14-1, as discussed in Note 2, which nullifies EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), the 0.875% Convertible Notes are accounted for as convertible debt in the accompanying condensed consolidated balance sheet and the embedded conversion option in the 0.875% Convertible Notes has not been accounted for as a separate derivative. For a discussion of the effects of the 0.875% Convertible Notes and the bond hedges and warrants on earnings per share, see Note 14.
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
The note hedges and warrants are separate and legally distinct instruments that bind the Company and the counterparties and have no binding effect on the holders of the 0.875% Convertible Notes. In addition, pursuant to EITF 07-5 and FSP APB 14-1, the note hedges and warrants are accounted for as equity transactions. Therefore, the payment associated with the issuance of the note hedges and the proceeds received from the issuance of the warrants were recorded as a charge and an increase, respectively, in additional paid-in capital in shareholders’ equity as separate equity transactions.

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
Proceeds from the offering were used to pay down $87.8 million outstanding, including accrued interest, under the Company’s Amended Credit Facility, to pay $124.5 million for the cost of the note hedges, and to pay in accordance with FSP APB 14-1, transaction costs of approximately $9.4 directly related to the issuance that have been allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as $4.3 million of debt issuance costs that are being amortized to interest expense and $5.1 million of equity issuance costs that have been recorded as a reduction to additional paid-in capital. Additionally, the Company received $80.4 million in proceeds from the issuance of the warrants. At the conclusion of these transactions, the net effect of the receipt of the funds from the 0.875% Convertible Notes and the payments and proceeds mentioned above was an increase in cash of approximately $213.7 million, which is being used by the Company for general corporate purposes including acquisitions.
7.125% Senior Notes and Senior Floating Rate Notes
On March 21, 2007, the Company completed the issuance and sale of $325.0 million in aggregate principal amount of new senior unsecured notes, comprised of $125.0 million of Senior Floating Rate Notes due 2015 (the “Senior Floating Rate Notes”) and $200.0 million of 7.125% Senior Fixed Rate Notes due 2017 (the “7.125% Senior Notes” and together, the “Notes”). The Notes were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). An exchange offer commenced on June 11, 2007 and was completed on July 26, 2007 to replace the unregistered Notes with registered Notes with like terms pursuant to an effective Registration Statement on Form S-4. The Notes are jointly and severally guaranteed by the Company’s wholly-owned U.S. and Canadian subsidiaries. The estimated fair value of the 7.125% Senior Notes and Senior Floating Rate Notes was approximately $168.0 million and $88.4 million, respectively, at April 3, 2009.
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Silec credit facilities
As of April 3, 2009 and December 31, 2008, Silec’s debt was the U.S. dollar equivalent of $61.1 million and $84.9 million, respectively. As of April 3, 2009, the debt consisted of approximately $39.7 million relating to an uncommitted accounts receivable facility and approximately $21.4 million of short-term financing agreements. The Company has approximately $42.7 million of excess availability under the uncommitted accounts receivable facility and the short-term financing agreements.
PDIC credit facilities
As of April 3, 2009 and December 31, 2008, PDIC debt consisting of various short-term financing agreements at various interest rates was $79.5 million and $100.2 million, respectively. The Company has approximately $298.9 million of excess availability under the various credit facilities.
Spanish Term Loan and Spanish Credit Facility
In February 2008, the Company entered into a term loan in the amount of 20 million euros with an interest rate of Euribor plus 0.5%. The term loan is payable in semi-annual installments, due in August and February, maturing in February 2013. As of April 3, 2009 and December 31, 2008, the U.S. dollar equivalent of $57.8 million and $64.1 million, respectively, was outstanding under these term loan facilities. The proceeds were used to partially fund the acquisition of Enica Biskra and for general working capital purposes. There is no remaining availability under these Spanish Term Loans. Simultaneously, the Company entered into a fixed interest rate swap to coincide with the terms and conditions of the term loan starting in August 2008 and maturing in February 2013 that will effectively hedge the variable interest rate with a fixed interest rate of 4.2%. In April 2008, the Company entered into a term loan in the amount of 10 million euros with an interest rate of Euribor plus 0.75%. The term loan is payable in semi-annual installments, due in April and October, maturing in April 2013. Simultaneously, the Company entered into a fixed interest rate swap to coincide with the terms and conditions of the term loan starting in October 2008 and maturing in April 2013 that will effectively hedge the variable interest rate with a fixed interest rate of 4.58%. In June 2008, the Company entered into a term loan in the amount of 21 million euros with an interest rate of Euribor plus 0.75%. The term loan is payable in quarterly installments, due in March, June, September and December, maturing in June 2013. Simultaneously, the Company entered into a fixed interest rate swap to coincide with the terms and conditions of the term loan starting in September 2008 and maturing in June 2013 that will effectively hedge the variable interest rate with a fixed interest rate of 4.48%.
Three Spanish Credit Facilities totaling 45 million euros were established in 2008, and mature in 2010, 2011 and 2013 and carry an interest rate of Euribor plus 0.4% to 0.65% depending on certain debt ratios. No funds are currently drawn under these facilities, leaving undrawn availability of approximately the U.S. dollar equivalent of $60.7 million as of April 3, 2009. Commitment fees ranging from 15 to 25 basis points per annum on any unused commitments under these credit facilities are payable on a quarterly basis.
The Spanish Term Loan and Spanish Credit Facility are subject to certain financial ratios of the Company’s European subsidiaries, which includes minimum net equity and net debt to EBITDA (earnings before interest, taxes, depreciation and amortization). At April 3, 2009 and December 31, 2008, the Company was in compliance with all covenants under these facilities. In addition, the indebtedness under the combined facilities is guaranteed by the Company’s Portuguese subsidiary and by Silec Cable, S.A.
Senior Secured Revolving Credit Facility (“Amended Credit Facility”)
The Company’s current senior secured revolving credit facility (“Amended Credit Facility”), as amended, is a five-year, $400.0 million asset based revolving credit agreement that includes an approximate $50.0 million sublimit for the issuance of commercial and standby letters of credit and a $20.0 million sublimit for swingline loans. Loans under the Amended Credit Facility bear interest at the Company’s option, equal to either an alternate base rate (prime plus 0.00% to 0.625%) or an adjusted LIBOR rate plus an applicable margin percentage (LIBOR plus 1.125% to 1.875%). The applicable margin percentage is subject to adjustments based upon the excess availability, as defined. At April 3, 2009, the Company had outstanding borrowings of $42.0 million and undrawn availability of $281.0 million under the Amended Credit Facility. As of April 3, 2009, the Company had outstanding letters of credit related to this Amended Credit Facility of $29.5 million.
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
The Amended Credit Facility requires that the Company comply with certain financial covenants, the principal covenant of which is a quarterly minimum fixed charge coverage ratio test, which is only applicable when excess availability, as defined, is below a certain threshold. At April 3, 2009, the Company was in compliance with all covenants under the Amended Credit Facility. In addition, the Amended Credit Facility includes negative covenants, which restrict certain acts. However, the Company will be permitted to declare and pay dividends or distributions on the Series A preferred stock so long as there is no default under the Amended Credit Facility and the Company meets certain financial conditions. The Credit Facility was originally established in November 2003 and has been periodically amended, however, there have been no other terms or conditions of the Amended Credit Facility that have been changed from those terms and conditions disclosed in the Company’s 2008 Annual Report on Form 10-K.
The Company pays quarterly fees in connection with the issuance of letters of credit and unused commitment fees equal to 25 basis points, per annum under the Amended Credit Facility. In connection with the original issuance and related subsequent amendments to the Amended Credit Facility, the Company incurred fees and expenses aggregating $11.1 million, which are being amortized over the term of the Amended Credit Facility.
Other
As of April 3, 2009 and December 31, 2008, ECN Cable’s debt was the U.S. dollar equivalent of $17.9 million and $17.4 million, respectively. As of April 3, 2009 the debt consisted of approximately $0.5 million relating to an uncommitted accounts receivable facility and approximately $17.4 million of various credit facilities. The Company has approximately $57.4 million of excess availability under the uncommitted accounts receivable facility and the credit facilities.
At April 3, 2009, maturities of long-term debt during twelve month periods beginning April 3, 2009 through March 31, 2014 are $187.6 million, $15.0 million, $14.3 million, $437.6 million and $267.1 million, respectively, and $334.0 million thereafter.
As of April 3, 2009 and December 31, 2008, the Company was in compliance with all debt covenants.
8. Financial Instruments
Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities an Amendment of FASB Statement No. 133 which requires qualitative disclosures about the Company’s objectives and strategies for using derivatives, quantitative disclosures about the fair value of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in the Company’s derivative agreements.
General Cable is exposed to various market risks, including changes in interest rates, foreign currency and raw material (commodity) prices. To manage risks associated with the volatility of these natural business exposures General Cable enters into interest rate, commodity and foreign currency derivative agreements, as well as copper and aluminum forward pricing agreements. General Cable does not purchase or sell derivative instruments for trading purposes. General Cable does not engage in trading activities involving derivative contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques.
Cash Flow Hedges
General Cable utilizes interest rate swaps to manage its interest expense exposure by fixing its interest rate on a portion of the Company’s floating rate debt. The Company has entered into interest rate swaps on the Company’s Spanish Term Loans. The interest rate swaps were effective beginning in August, September, and October of 2008 as discussed above in Note 7. As of April 3, 2009, in addition to the above mentioned Spanish Term Loans related interest rate swaps with a notional value of $60.6 million, the Company has one outstanding interest rate swap with a notional value of $9.0 million which provides for a fixed interest rate of 4.49% maturing in October 2011. The Company does not provide or receive any collateral specifically for this contract. The fair value of interest rate derivatives, which are designated as and qualify as cash flow hedges as defined in SFAS No. 133, are based on quoted market prices, which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments. At April 3, 2009 and December 31, 2008, the net unrealized gain (loss) on the interest rate derivative and the related carrying value was $2.2 million and $(0.7) million, respectively.
Outside of North America, General Cable enters into commodity futures contracts, which are designated and qualify as cash flow hedges as defined in SFAS No. 133, for the purchase of copper, aluminum and lead for delivery in a future month to match certain sales transactions. At April 3, 2009 and December 31, 2008, General Cable had an unrealized loss of $31.2 million and $84.7 million, respectively, on the commodity futures.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
The Company enters into foreign currency exchange contracts, which are designated as and qualify as cash flow hedges as defined in SFAS No. 133, principally to hedge the currency fluctuations in certain transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. Principal transactions hedged during the year were firm sales and purchase commitments. The fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At April 3, 2009 and December 31, 2008, the net unrealized gain (loss) on the net foreign currency contracts was $(10.1) million and $0.4 million, respectively.
Fair Value of Derivatives Instruments
The notional amounts and fair values of derivatives designated as cash flow hedges and derivatives not designated as cash flow hedges at April 3, 2009 are shown below (in millions).

	April 3, 2009
	Notional	Fair Value
	Amount	Asset (1)	Liability (2)
Derivatives designated as cash flow hedges:
Interest rate swap	$69.6	$2.9	$0.7
Commodity futures	142.3	4.4	35.6
Foreign currency exchange	339.2	2.9	13.0

		$10.2	$49.3

Derivatives not designated as cash flow hedges:
Commodity futures	$1.3	—	1.3
Foreign currency exchange	7.3	—	0.2

		$—	$1.5

(1)	Balance recorded in “Prepaid expenses and other” and “Other non-current assets”

(2)	Balance recorded in “Accrued liabilities” and “Other liabilities”
Depending on the extent of an unrealized loss position on a derivative contract held by the Company, certain counterparties may require collateral to secure the Company’s derivative contract position. The Company recorded $8.7 million in the prepaid expenses and other assets line item on the condensed consolidated balance sheet as of December 31, 2008. As of April 3, 2009, there were no contracts held by the Company that required collateral to secure the Company’s derivative liability positions.
For the above derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the unrealized gain and loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings, which generally occurs over periods of less than one year. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

	April 3, 2009
			Ineffective portion and
	Effective Portion	Reclassified from	amount excluded from
	recognized in OCI	Accumulated OCI	effectiveness testing
	Gain / (Loss)	Gain / (Loss)	Gain / (Loss)
Derivatives designated as cash flow hedges:
Interest rate swap (1)	$2.3	$(0.6)	$(0.1)
Commodity futures (2)	(31.1)	(36.8)	(0.1)
Foreign currency exchange (3)	(11.7)	(0.1)	1.6

Total	$(40.5)	$(37.5)	$1.4

(1)	Gain or (loss) is recognized in interest expense on the condensed consolidated statement of operations

(2)	Gain or (loss) is recognized in cost of sales on the condensed consolidated statement of operations

(3)	Gain or (loss) is recognized in selling, general and administrative expense on the condensed consolidated statement of operations

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
For the above derivative instruments that are not designated as cash flow hedges, the unrealized gain and loss on the derivative is reported in current earnings. As of April 3, 2009, the Company recorded a loss of $1.5 million for derivatives instruments not designated as cash flow hedges in selling, general and administrative expense on the condensed consolidated statement of operations.
Other Forward Pricing Agreements
In the normal course of business, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption of SFAS No. 133 because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At April 3, 2009 and December 31, 2008, General Cable had $71.5 million and $90.5 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At April 3, 2009 and December 31, 2008, the fair value of these arrangements were $72.1 million and $65.4 million, respectively, and General Cable had an unrealized gain (loss) of $0.6 million and $(25.1) million, respectively, related to these transactions. General Cable believes the unrealized gains (losses) under these agreements to be largely offset as a result of firm sales price commitments with customers.
9. Income Taxes
The Company accounts for uncertain income tax positions under the principles of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). During the first quarter of 2009, the Company accrued approximately $2.4 million of income tax expense for uncertain tax positions likely to be taken in the current year and for interest and penalties on tax positions taken in prior periods, all of which would have a favorable impact on the effective tax rate, if recognized.
The Company believes that it is reasonably possible that approximately $2.6 million related to various state and foreign unrecognized tax positions could change within the next twelve months due to expiration of the statute of limitations or tax audit settlements.
The Company files income tax returns in the United States and numerous foreign, state and local tax jurisdictions. Tax years that are open for examination and assessment by the Internal Revenue Service are 2005 through 2008. With limited exceptions, tax years prior to 2004 are no longer open in major foreign, state or local tax jurisdictions.
10. Employee Benefit Plans
General Cable provides retirement benefits through contributory and noncontributory qualified and non-qualified defined benefit pension plans covering eligible domestic and international employees as well as through defined contribution plans and other postretirement benefits.
Defined Benefit Pension Plans
Benefits under General Cable’s qualified U.S. defined benefit pension plan generally are based on years of service multiplied by a specific fixed dollar amount, and benefits under the Company’s qualified non-U.S. defined benefit pension plans generally are based on years of service and a variety of other factors that can include a specific fixed dollar amount or a percentage of either current salary or average salary over a specific period of time. The amounts funded for any plan year for the qualified U.S. defined benefit pension plan are neither less than the minimum required under federal law nor more than the maximum amount deductible for federal income tax purposes. General Cable’s non-qualified unfunded U.S. defined benefit pension plans include a plan that provides defined benefits to select senior management employees beyond those benefits provided by other programs. The Company’s non-qualified unfunded non-U.S. defined benefit pension plans include plans that provide retirement indemnities to employees within the Company’s European and ROW segments. Pension obligations for the majority of non-qualified unfunded defined benefit pension plans are provided for by book reserves and are based on local practices and regulations of the respective countries. General Cable makes cash contributions for the costs of the non-qualified unfunded defined benefit pension plans as the benefits are paid.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
The components of net periodic benefit cost for pension benefits were as follows (in millions):

	Three Fiscal Months Ended
	April 3, 2009		March 28, 2008
	U.S. Plans	Non-U.S Plans	U.S. Plans	Non-U.S. Plans
Service cost	$0.4	$0.6	$0.4	$0.6
Interest cost	2.0	1.3	2.0	1.3
Expected return on plan assets	(1.8)	(0.4)	(2.7)	(0.5)
Amortization of prior service cost	0.2	—	0.2	—
Amortization of net loss	1.7	0.1	0.5	0.1

Net pension expense	$2.5	$1.6	$0.4	$1.5

Defined benefit pension plan cash contributions for the three fiscal months ended April 3, 2009 and March 28, 2008 were $1.8 million and $1.7 million, respectively.
Postretirement Benefits Other Than Pensions
General Cable has postretirement benefit plans that provide medical and life insurance for certain retirees and eligible dependants. General Cable funds the plans as claims or insurance premiums are incurred.
Net postretirement benefit expense included the following components (in millions):

	Three Fiscal Months Ended
	April 3, 2009	March 28, 2008
Postretirement benefit expense:
Service cost	$0.1	$0.1
Interest cost	0.1	0.1

Net postretirement benefit expense	$0.2	$0.2

Defined Contribution Plans
Expense under both U.S. and non-U.S. defined contribution plans generally equals up to six percent of each eligible employee’s covered compensation based on the location and status of the employee. The net defined contribution plan expense recognized for the three fiscal months ended April 3, 2009 and March 28, 2008 was $2.8 million and $2.7 million, respectively.
11. Equity
General Cable is authorized to issue 200 million shares of common stock and 25 million shares of preferred stock.
Condensed consolidated statement of changes in equity is presented below for April 3, 2009 and March 28, 2008.

		General Cable shareholders
							Accumulated
		Preferred	Common	Add’l			Other
		stock	Stock	Paid in	Treasury	Retained	Comprehensive	Noncontrolling
	Total	Amount	Amount	Capital	Stock	Earnings	Income/(Loss)	Interest

Balance, December 31, 2008	$992.1	$3.8	$0.6	$486.6	$(71.9)	$597.9	$(146.0)	$121.1
Comprehensive income:
Net income including noncontrolling interest	49.8					48.4		1.4
Foreign currency translation adj.	(11.5)						(11.8)	0.3
Unrealized gain (loss) on financial instruments	26.9						24.3	2.6
Unrealized investment gain (loss) on def comp	5.8						5.8
Defined benefit plans adjustments	—

Comprehensive income	71.0
Preferred stock dividend	(0.1)					(0.1)
Excess tax benefit from stock compensation	(0.2)			(0.2)
Other — Issuance pursuant to restricted stock, stock options and other benefits plans	4.2			2.7	(0.4)	0.1		1.8

Balance, April 3, 2009	$1,067.0	$3.8	$0.6	$489.1	$(72.3)	$646.3	$(127.7)	$127.2

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

		General Cable shareholders
							Accumulated
		Preferred	Common	Add’l			Other
		stock	Stock	Paid in	Treasury	Retained	Comprehensive	Noncontrolling
	Total	Amount	Amount	Capital	Stock	Earnings	Income/(Loss)	Interest

Balance, December 31, 2007	$931.4	$5.1	$0.6	$466.2	$(60.3)	$409.8	$51.2	$58.8
Comprehensive income:
Net income including noncontrolling interest	62.7					59.1		3.6
Foreign currency translation adj.	43.9						45.0	(1.1)
Unrealized gain (loss) on financial instruments	42.3						38.5	3.8
Unrealized investment gain (loss) on def comp	(2.1)						(2.1)
Defined benefit plans adjustments	—

Comprehensive income	146.8
Preferred stock dividend	(0.1)					(0.1)
Excess tax benefit from stock compensation	5.2			5.2
Other — Issuance pursuant to restricted stock, stock options and other benefits plans	3.2	(1.3)		5.1	(0.6)

Balance, March 28, 2008	$1,086.5	$3.8	$0.6	$476.5	$(60.9)	$468.8	$132.6	$65.1

The components of accumulated other comprehensive income (loss) of $(136.0) million and $(157.2) million as of April 3, 2009 and December 31, 2008, respectively, consisted of the following (in millions):

	April 3, 2009		December 31, 2008
	GCC common	Noncontrolling	GCC common	Noncontrolling
	shareholders	interest	shareholders	interest
Foreign currency translation adjustment	$(30.6)	$(7.6)	$(18.8)	$(7.9)
Pension adjustments, net of tax	(51.7)	—	(51.7)	—
Change in fair value of derivatives, net of tax	(45.9)	(0.7)	(70.2)	(3.3)
Unrealized investment gains	7.2	—	1.4	—
Adoption of SFAS 158, net of tax	(7.0)	—	(7.0)	—
Other	0.3	—	0.3	—

Accumulated other comprehensive income (loss)	$(127.7)	$(8.3)	$(146.0)	$(11.2)

Comprehensive income of $71.0 million and $146.8 million as of April 3, 2009 and March 28, 2008, respectively, consists of the following (in millions):

	Three fiscal months ended
	April 3, 2009		March 28, 2008
	GCC common	Noncontrolling	GCC common	Noncontrolling
	shareholders	interest	shareholders	interest
Net income (1)	$48.4	$1.4	$59.1	$3.6
Currency translation gain (loss)	(11.8)	0.3	45.0	(1.1)
Change in fair value of derivatives, net of tax	24.3	2.6	38.5	3.8
Unrealized investment gain	5.8	—	(2.1)	—

Comprehensive income	$66.7	$4.3	$140.5	$6.3

(1)	Net income before preferred stock dividend payments
The Company maintains a deferred compensation plan (“Deferred Compensation Plan”) under the terms and conditions disclosed in the Company’s 2008 Annual Report on Form 10-K. The Company accounts for the Deferred Compensation Plan in accordance with EITF 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested.” The market value of mutual fund investments, nonvested and subsequently vested stock and restricted stock in the Rabbi Trust (the “Trust”) was $26.4 million as of April 3, 2009 and $23.5 million as of December 31, 2008. The market value of the assets held by the Trust, exclusive of the market value of the shares of the Company’s nonvested and subsequently vested stock and restricted stock, at April 3, 2009 and December 31, 2008 was $10.7 million and $11.4 million, respectively, and is classified as “other non-current assets” in the condensed consolidated balance sheets. Amounts payable to the plan participants at April 3, 2009 and December 31, 2008, excluding the market value of the shares of the Company’s nonvested and subsequently vested stock and restricted stock, was $12.1 million and $12.6 million, respectively, and is classified as “other liabilities” in the condensed consolidated balance sheets.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
12. Share-Based Compensation
General Cable has various plans which provide for granting options and common stock to certain employees and independent directors of the Company and its subsidiaries. The Company recognizes compensation expense for share-based payments based on the fair value of the awards at the grant date in accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”). The table below summarizes compensation expense for the Company’s non-qualified stock options, non-vested stock awards and performance-based non-vested stock awards based on the fair value method as estimated using the Black-Scholes valuation model for the three fiscal months ending April 3, 2009 and March 28, 2008.

	Three Fiscal Months Ended
	April 3, 2009	March 28, 2008
Non-qualified stock option expense	$1.2	$1.0
Non-vested stock awards expense	1.4	1.5

Total pre-tax share-based compensation expense	$2.6	$2.5

Excess tax benefit on share-based compensation (1)	$(0.2)	$5.2

(1)	Cash inflows recognized as financing activities in the condensed consolidated statement of cash flows
The Company records compensation expense related to non-vested stock awards as a component of selling, general and administrative expense.
There have been no material changes in financial condition or statement of operations that would affect the method or the nature of the share-based compensation recorded in the current period or the prior comparative periods. Additional information regarding share-based compensation and the Company’s share-based compensation plans are available in the Company’s 2008 Annual Report on Form 10-K.
13. Shipping and Handling Costs
All shipping and handling amounts billed to a customer in a sales transaction are classified as revenue. Shipping and handling costs associated with storage and handling of finished goods and shipments to customers are included in cost of sales and totaled $34.4 million and $37.3 million, respectively, for the three fiscal months ended April 3, 2009 and March 28, 2008.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
14. Earnings Per Common Share
Effective January 1, 2009, the Company adopted FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. The FSP specifies that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends shall be considered participating securities in undistributed earnings along with common shareholders. As a result, the Company retrospectively applied the two-class method of computing basic and diluted earnings per share resulting in a decrease in earnings per share — basic of $0.01 and $0.03 for the three fiscal months ended April 3, 2009 and March 28, 2008, respectively. Historically and for the three fiscal months ended April 3, 2009 and March 28, 2008, the Company did not declare, pay or otherwise accrue a dividend payable to the holders of the Company’s common stock or holders of unvested share-based payment awards (restricted stock). A reconciliation of the numerator and denominator of earnings per common share — basic to earnings per common share - assuming dilution is as follows (in millions, except per share data):

	Three Fiscal Months Ended
	April 3, 2009	March 28,2008
Earnings per common share — basic:
Net income for basic EPS computation (1)	$48.3	$59.0

Weighted average shares outstanding for basic EPS computation (2)	51.9	52.5

Earnings per common share — basic (3)	$0.93	$1.12

Earnings per common share — assuming dilution
Net income	$48.3	$59.0
Add: preferred stock dividends	0.1	0.1

Net income for diluted EPS computation(1)	$48.4	$59.1

Weighted average shares outstanding including nonvested shares	51.9	52.5
Dilutive effect of convertible bonds	—	1.1
Dilutive effect of stock options and restricted stock units	0.3	0.4
Dilutive effect of assumed conversion of preferred stock	0.4	0.5

Weighted average shares outstanding for diluted EPS computation(2)	52.6	54.5

Earnings per common share — assuming dilution	$0.92	$1.08

(1)	Numerator

(2)
Denominator — as a result of adopting FSP EITF 03-6-1, the denominator includes outstanding unvested share-based payment awards (restricted stock) as of April 3, 2009 and March 28, 2008 of 0.5 million and 1.1 million, respectively

(3)	Under the two-class method, Earnings per share — basic reflects undistributed earnings per share for both common stock and unvested share-based payment awards (restricted stock).
Under EITF 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share”, and FSP APB 14-1, and because of the Company’s obligation to settle the par value of the 0.875% Convertible Notes and 1.00% Senior Convertible Notes in cash, the Company is required to include any shares underlying the 0.875% Convertible Notes and 1.00% Senior Convertible Notes in its weighted average shares outstanding — assuming dilution once the average stock price per share for the quarter exceeds the $50.36 and $83.93 conversion price of the 0.875% Convertible Notes and 1.00% Senior Convertible Notes, respectively, and only to the extent of the additional shares that the Company may be required to issue in the event that the Company’s conversion obligation exceeds the principal amount of the 0.875% Convertible Notes converted and the 1.00% Senior Convertible Notes.
Regarding the 0.875% Convertible Notes, these conditions had been met as of March 28, 2008 and 1.1 million shares were considered issuable under the “treasury” method of accounting for the share dilution and have been included in the Company’s earning per share — assuming dilution calculation based upon the amount by which the average stock price of $59.73 exceeds the conversion price. The average stock price threshold conditions had not been met as of April 3, 2009.
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

Share Price	Shares Underlying 0.875% Convertible Notes	Warrant Shares	Total Treasury Method Incremental Shares(1)	Shares Due to the Company under Note Hedges	Incremental Shares Issued by the Company upon Conversion(2)
$50.36	—	—	—	—	—
$60.36	1,167,502	—	1,167,502	(1,167,502)	—
$70.36	2,003,400	—	2,003,400	(2,003,400)	—
$80.36	2,631,259	382,618	3,013,877	(2,631,259)	382,618
$90.36	3,120,150	1,120,363	4,240,513	(3,120,150)	1,120,363
$100.36	3,511,614	1,711,088	5,222,702	(3,511,614)	1,711,088

(1)	Represents the number of incremental shares that must be included in the calculation of fully diluted shares under U.S. GAAP.

(2)	Represents the number of incremental shares to be issued by the Company upon conversion of the 0.875% Convertible Notes, assuming concurrent settlement of the note hedges and warrants.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Regarding the 1.00% Senior Convertible Notes, the average stock price threshold conditions have not been met as of March 28, 2008 or April 3, 2009. At any such time in the future the threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earning per share — assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price.
The following table provides examples of how changes in the Company’s stock price would require the inclusion of additional shares in the denominator of the weighted average shares outstanding — assuming dilution calculation for the 1.00% Senior Convertible Notes.

	Shares Underlying 1.00%	Total Treasury Method
Share Price	Senior Convertible Notes	Incremental Shares(1)
$83.93	—	—
$93.93	602,288	602,288
$103.93	1,088,861	1,088,861
$113.93	1,490,018	1,490,018
$123.93	1,826,436	1,826,436
$133.93	2,112,616	2,112,616

(1)	Represents the number of incremental shares that must be included in the calculation of fully diluted shares under U.S. GAAP.
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
Where applicable, “Corporate” generally includes corporate activity, eliminations and assets such as; cash, deferred income taxes, certain property, including property held for sale, prepaid expenses and other certain current and non-current assets. Summarized financial information for the Company’s reportable segments for the three fiscal months ended April 3, 2009 and March 28, 2008 is as follows:

	Three fiscal Months Ended
	April 3,	March 28,
(in millions)	2009	2008
Net sales:
North America	$369.2	$540.7
Europe and North Africa	370.5	553.3
ROW	301.6	474.4

Total	$1,041.3	$1,568.4

Operating Income:
North America	$26.9	$31.2
Europe and North Africa	33.2	49.1
ROW	32.4	35.0

Total	$92.5	$115.3

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

	April 3,	December 31,
(in millions)	2009	2008
Identifiable Assets:
North America	$813.9	$760.1
Europe and North Africa	1,322.5	1,493.3
ROW	1,429.0	1,418.2
Corporate	124.2	164.8

Total	$3,689.6	$3,836.4

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
At April 3, 2009 and December 31, 2008, General Cable had an accrued liability of approximately $1.0 and $1.1 million, respectively, for various environmental-related liabilities of which General Cable is aware. American Premier Underwriters Inc., a former parent of General Cable, agreed to indemnify General Cable against all environmental-related liabilities arising out of General Cable’s or its predecessors’ ownership or operation of the Indiana Steel & Wire Company and Marathon Manufacturing Holdings, Inc. businesses (which were divested by General Cable), without limitation as to time or amount. While it is difficult to estimate future environmental-related liabilities accurately, General Cable does not currently anticipate any material adverse impact on its results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
In addition, Company subsidiaries have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by the Company. As of April 3, 2009, General Cable was a defendant in approximately 1,159 non-maritime cases and 33,533 maritime cases brought in various jurisdictions throughout the United States. As of April 3, 2009 and December 31, 2008 the Company had accrued, on a gross basis, approximately $4.9 million and $5.0 million, respectively, and had recovered approximately $0.5 million, respectively, of insurance recoveries for these lawsuits. The Company does not believe that the outcome of the litigation will have a material adverse effect on its condensed consolidated results of operations, financial position or cash flows.
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
General Cable has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. At April 3, 2009, future minimum rental payments required under non-cancelable lease agreement during twelve month periods beginning April 3, 2009 through March 31, 2014 are $13.5 million, $8.7 million, $5.4 million, $3.1 million and $1.6 million, respectively, and $4.6 million thereafter.
As of April 3, 2009, the Company had $114.7 million in letters of credit, $150.4 million in various performance bonds and $215.3 million in other guarantees. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self insurance claims, defined benefit plan obligations, contract performance and quality and other various bank financing guarantees.
17. Unconsolidated Affiliated Companies
Unconsolidated affiliated companies are those in which the Company generally owns less than 50 percent of the outstanding voting shares. The Company does not control these companies and accounts for its investments in them on the equity basis. The unconsolidated affiliated companies primarily manufacture or market wire and cable products in our ROW segment. The Company’s share of the income of these companies is reported in the condensed consolidated statement of operations under “Equity in earnings of affiliated companies.” For the three fiscal months ended April 3, 2009 and March 28, 2008, equity in earnings of affiliated companies was $0.1 million and $1.1 million, respectively. The net investment in unconsolidated affiliated companies was $7.3 million and $7.5 million as of April 3, 2009 and December 31, 2008, respectively. As of April 3, 2009, the Company’s ownership percentages were as follows: PTDL Trading Company Ltd. 49%, Colada Continua Chilean, S.A. 41%, Keystone Electric Wire & Cable Co., Ltd. 20% and Thai Copper Rod Company Ltd. 18%.
18. Fair Value Disclosure
Effective January 1, 2008, the Company adopted SFAS 157, which provides a framework for measuring fair value under generally accepted accounting principles and subsequently, on January 1, 2009, the Company adopted FSP SFAS No. 157-2, which delayed the requirement for nonrecurring fair value measurements of assets and liabilities to be disclosed in reporting periods in which 1) the assets or liabilities are subject to remeasurement at fair value after initial recognition and 2) the resulting measurement is reflected in the financial statements. The adoption of FSP SFAS No. 157-2 had no impact on the Company’s condensed consolidated balance sheet, results of operations or cash flows as of April 3, 2009.
SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company determines the fair market values of its financial instruments based on the fair value hierarchy established in SFAS 157 which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values which are defined below.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
The Company carries derivative assets and liabilities (Level 2) and trading marketable equity securities (Level 1) held in rabbi trust as part of the Company’s deferred compensation plan at fair value. The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices and indices to generate pricing and volatility factors, which are used to value the position. The predominance of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. Trading marketable equity securities are recorded at fair value, which are based on quoted market prices. There were no financial assets or financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).
Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	April 3, 2009
	Fair Value Measurement
	Level 1	Level 2	Level 3	Fair Value
Assets:
Derivative assets	$—	$10.2	$—	$10.2
Trading securities(1)	10.7	—	—	10.7

Total Assets	$10.7	$10.2	$—	$20.9

Liabilities
Derivative liabilities	$—	$50.8	$—	$50.8

Total liabilities	$—	$50.8	$—	$50.8

(1)	Trading securities are held in rabbi trust as part of the Company’s deferred compensation plan and are accounted for in accordance with EITF 97-14, see Note 11 for additional information.
Level 1 — Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market.
Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
19. Supplemental Guarantor and Parent Company Condensed Financial Information
General Cable Corporation and its U.S. wholly-owned subsidiaries fully and unconditionally guarantee the 1.00% Senior Convertible Notes, the 0.875% Convertible Notes and the 7.125% Senior Notes due in 2017 and Senior Floating Rate Notes of General Cable Corporation (the Parent) on a joint and several basis. The following presents financial information about the Parent, guarantor subsidiaries and non-guarantor subsidiaries in millions. All of the Company’s subsidiaries are “restricted subsidiaries” for purposes of the 1.00% Senior Convertible Notes and 0.875% Convertible Notes. Intercompany transactions are eliminated.
Condensed Statements of Operations
Three Fiscal Months Ended April 3, 2009

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$362.6	$678.7	$—	$1,041.3
Intercompany	14.0	0.6	10.1	(24.7)	—

	14.0	363.2	688.8	(24.7)	1,041.3
Cost of sales	—	294.8	569.1	(10.1)	853.8

Gross profit	14.0	68.4	119.7	(14.6)	187.5
Selling, general and administrative expenses	11.2	43.6	54.8	(14.6)	95.0

Operating income	2.8	24.8	64.9	—	92.5
Other income (expense)	—	(0.8)	4.3	—	3.5
Interest income (expense):
Interest expense	(17.5)	(17.4)	(10.3)	22.7	(22.5)
Interest income	17.0	5.8	1.1	(22.7)	1.2

	(0.5)	(11.6)	(9.2)	—	(21.3)

Income before income taxes	2.3	12.4	60.0	—	74.7
Income tax provision	(0.9)	(5.9)	(18.2)	—	(25.0)
Equity in net income of subsidiaries	47.0	40.5	0.1	(87.5)	0.1

Net income including noncontrolling interest	48.4	47.0	41.9	(87.5)	49.8
Less: preferred stock dividends	0.1	—	—	—	0.1
Less: net income attributable to noncontrolling interest	—	—	1.4	—	1.4

Net income attributable to GCC common shareholders	$48.3	$47.0	$40.5	$(87.5)	$48.3

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Condensed Statements of Operations
Three Fiscal Months Ended March 28, 2008

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$529.3	$1,039.1	$—	$1,568.4
Intercompany	14.1	0.6	11.3	(26.0)	—

	14.1	529.9	1,050.4	(26.0)	1,568.4
Cost of sales	—	464.3	902.7	(11.3)	1,355.7

Gross profit	14.1	65.6	147.7	(14.7)	212.7
Selling, general and administrative expenses	11.4	36.1	64.6	(14.7)	97.4

Operating income	2.7	29.5	83.1	—	115.3
Other income (expense)	(1.0)	0.1	2.3	—	1.4
Interest income (expense):
Interest expense	(17.3)	(20.1)	(5.4)	19.1	(23.7)
Interest income	18.4	0.8	2.7	(19.1)	2.8

	1.1	(19.3)	(2.7)	—	(20.9)

Income before income taxes	2.8	10.3	82.7	—	95.8
Income tax provision	(2.4)	(7.5)	(24.3)	—	(34.2)
Equity in net income of subsidiaries	58.7	55.9	1.1	(114.6)	1.1

Net income including noncontrolling interest	59.1	58.7	59.5	(114.6)	62.7
Less: preferred stock dividends	0.1	—	—	—	0.1
Less: net income attributable to noncontrolling interest	—	—	3.6	—	3.6

Net income attributable to GCC common shareholders	$59.0	$58.7	$55.9	$(114.6)	$59.0

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Condensed Balance Sheets
April 3, 2009

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$0.1	$5.0	$200.2	$—	$205.3
Receivables, net of allowances	—	209.9	710.3	—	920.2
Inventories	—	313.4	676.0	—	989.4
Deferred income taxes	7.0	79.0	41.0	—	127.0
Prepaid expenses and other	3.3	29.6	46.1	—	79.0

Total current assets	10.4	636.9	1,673.6	—	2,320.9

Property, plant and equipment, net	0.4	203.0	694.2	—	897.6
Deferred income taxes	26.4	(1.5)	24.1	—	49.0
Intercompany accounts	1,014.0	414.2	13.6	(1,441.8)	—
Investment in subsidiaries	838.6	1,035.0	—	(1,873.6)	—
Goodwill	—	0.9	169.1	—	170.0
Intangible assets, net	—	0.6	198.3	—	198.9
Unconsolidated affiliated companies	—	1.9	5.4	—	7.3
Other non-current assets	11.9	20.7	13.3	—	45.9

Total assets	$1,901.7	$2,311.7	$2,791.6	$(3,315.4)	$3,689.6

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$125.2	$535.8	$—	$661.0
Accrued liabilities	(22.5)	93.1	230.4	—	301.0
Current portion of long-term debt	—	0.1	187.5	—	187.6

Total current liabilities	(22.5)	218.4	953.7	—	1,149.6

Long-term debt	972.1	51.2	44.7	—	1,068.0
Deferred income taxes	—	33.5	111.1	—	144.6
Intercompany accounts	—	1,027.6	414.2	(1,441.8)	—
Other liabilities	12.3	142.4	105.7	—	260.4

Total liabilities	961.9	1,473.1	1,629.4	(1,441.8)	2,622.6

Total GCC shareholders’ equity	939.8	838.6	1,035.0	(1,873.6)	939.8

Noncontrolling interest	—	—	127.2	—	127.2

Total liabilities and equity	$1,901.7	$2,311.7	$2,791.6	$(3,315.4)	$3,689.6

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Condensed Balance Sheets
December 31, 2008

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$2.3	$28.1	$252.2	$—	$282.6
Receivables, net of allowances	—	211.9	820.1	—	1,032.0
Inventories	—	269.0	684.2	—	953.2
Deferred income taxes	7.0	90.8	34.5	—	132.3
Prepaid expenses and other	(1.4)	21.4	51.5	—	71.5

Total current assets	7.9	621.2	1,842.5	—	2,471.6

Property, plant and equipment, net	0.6	203.4	676.9	—	880.9
Deferred income taxes	26.4	(1.5)	31.1	—	56.0
Intercompany accounts	1,037.3	413.1	21.3	(1,471.7)	—
Investment in subsidiaries	774.0	982.2	—	(1,756.2)	—
Goodwill	—	0.9	171.0	—	171.9
Intangible assets, net	—	0.7	201.1	—	201.8
Unconsolidated affiliated companies	—	1.9	5.6	—	7.5
Other non-current assets	17.3	20.0	9.4	—	46.7

Total assets	$1,863.5	$2,241.9	$2,958.9	$(3,227.9)	$3,836.4

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$119.9	$637.3	$—	$757.2
Accrued liabilities	(19.4)	125.3	317.4	—	423.3
Current portion of long-term debt	—	1.0	229.5	—	230.5

Total current liabilities	(19.4)	246.2	1,184.2	—	1,411.0

Long-term debt	962.4	10.2	50.9	—	1,023.5
Deferred income taxes	37.2	(3.7)	100.1	—	133.6
Intercompany accounts	—	1,058.6	413.1	(1,471.7)	—
Other liabilities	12.3	160.8	103.1	—	276.2

Total liabilities	992.5	1,472.1	1,851.4	(1,471.7)	2,844.3

Total GCC shareholders’ equity	871.0	769.8	986.4	(1,756.2)	871.0

Noncontrolling interest	—	—	121.1	—	121.1

Total liabilities and equity	$1,863.5	$2,241.9	$2,958.9	$(3,227.9)	$3,836.4

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Condensed Statements of Cash Flows
Three Fiscal Months Ended April 3, 2009

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash flows of operating activities	$17.6	(59.8)	$26.3	$—	$(15.9)

Cash flows of investing activities:
Capital expenditures	—	(9.4)	(37.4)	—	(46.8)
Proceeds from properties sold	—	—	0.2	—	0.2
Intercompany accounts	(19.6)	—	—	19.6	—
Other, net	—	(1.6)	—	—	(1.6)

Net cash flows of investing activities	(19.6)	(11.0)	(37.2)	19.6	(48.2)

Cash flows of financing activities:
Preferred stock dividends paid	(0.1)	—	—	—	(0.1)
Excess tax benefits from stock-based compensation	(0.2)	—	—	—	(0.2)
Intercompany accounts	—	8.0	11.6	(19.6)	—
Proceeds from revolving credit borrowings	—	53.8	—	—	53.8
Repayments of revolving credit borrowings	—	(11.8)	—	—	(11.8)
Proceeds (repayments) of other debt	—	(2.2)	(45.3)	—	(47.5)
Proceeds from exercise of stock options	0.1	—	—	—	0.1

Net cash flows of financing activities	(0.2)	47.8	(33.7)	(19.6)	(5.7)

Effect of exchange rate changes on cash and cash equivalents	—	(0.1)	(7.4)	—	(7.5)

Increase (decrease) in cash and cash equivalents	(2.2)	(23.1)	(52.0)	—	(77.3)
Cash and cash equivalents — beginning of period	2.3	28.1	252.2	—	282.6

Cash and cash equivalents — end of period	$0.1	$5.0	$200.2	$—	$205.3

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

Notes to Parent Company Condensed Financial Information
Basis of Presentation
In accordance with the requirements of Regulation S-X of the Securities and Exchange Commission, restricted net assets of the Company’s subsidiaries and the Company’s equity in the undistributed earnings of 50 percent or less owned entities exceeded 25% of the Company’s total consolidated net assets as of April 3, 2009 and December 31, 2008. As a result, Parent Company Condensed Financial Information is required to be disclosed. This financial information is condensed and omits many disclosures presented in the Condensed Consolidated Financial Statements and Notes thereto.
Parent Company Long-Term Debt
At April 3, 2009 and December 31, 2008, the Parent Company was party to various long-term financing arrangements, as summarized below:
Long-term debt consisted of the following (in millions):

	April 3,	December 31,
	2009	2008
1.00% Senior Convertible Notes due 2012	$381.5	$375.7
0.875% Convertible Notes due 2013	265.7	261.7
7.125% Senior Notes due 2017	200.0	200.0
Senior Floating Rate Notes	125.0	125.0
Total Parent Company debt	972.2	962.4
Less current maturities	—	—

Parent Company Long-term debt	$972.2	$962.4

Long-term debt related to the Parent Company is discussed in Note 7 of the Notes to the Condensed Consolidated Financial Statements.
The table below summarizes maturities of long-term debt during the twelve month periods beginning April 3, 2009 through March 31, 2014.

	March 31,	March 31	March 31,	March 31,	March 31,
(in millions)	2010	2011	2012	2013	2014
Debt maturities	$—	$—	$381.5	$265.7	$—
Commitments and Contingencies
For contingencies and guarantees related to the Parent Company, refer to Note 7 and Note 16 of the Notes to the Condensed Consolidated Financial Statements.
Dividends
Cash dividends paid to the Parent Company by its consolidated subsidiaries was $34.8 million in 2008. There were no cash dividend payments in the first three fiscal months ending April 3, 2009.

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
Certain statements in this report including without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures and the Company’s or management’s beliefs, expectations or opinions, are forward-looking statements, and as such, General Cable desires to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those statements as a result of factors, risks and uncertainties over which the Company has no control. Such factors include those stated in Item 1A of the Company’s 2008 Annual Report on Form 10-K as filed with the SEC on March 2, 2009 and amended on May 8, 2009 (“Form 10-K”).
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
The following table sets forth net sales and operating income by reportable segment for the periods presented, in millions of dollars:

	Three Fiscal Months Ended
	April 3, 2009		March 28, 2008
	Amount	%	Amount	%
Net sales:
North America	$369.2	35%	$540.7	35%
Europe and North Africa	370.5	36%	553.3	35%
ROW	301.6	29%	474.4	30%

Total net sales	$1,041.3	100%	$1,568.4	100%

Operating income:
North America	$26.9	29%	$31.2	27%
Europe and North Africa	33.2	36%	49.1	43%
ROW	32.4	35%	35.0	30%

Total operating income	$92.5	100%	$115.3	100%

General Cable’s reported net sales are directly influenced by the price of copper, and to a lesser extent, aluminum. The price of copper and aluminum as traded on the London Metal Exchange (“LME”) and COMEX has historically been subject to considerable volatility, during the past few years, global copper prices steadily increased to new average record highs. The daily selling price of copper cathode on the COMEX averaged $1.57 and $3.53 per pound in the first quarter of 2009 and 2008, respectively, and the daily price of aluminum rod averaged $0.66 and $1.28 per pound in the first quarter of 2009 and 2008, respectively. This copper and aluminum price volatility is representative of all reportable segments.
General Cable generally passes changes in copper and aluminum prices along to its customers, although there are timing delays of varying lengths depending upon the volatility of metals prices, the type of product, competitive conditions and particular customer arrangements. A significant portion of the Company’s electric utility and telecommunications business and, to a lesser extent, the Company’s electrical infrastructure business has metal escalators written into customer contracts under a variety of price setting and recovery formulas. The remainder of the Company’s business requires that volatility in the cost of metals be recovered through negotiated price changes with customers. In these instances, the ability to change the Company’s selling prices may lag the movement in metal prices by a period of time as the customer price changes are implemented. As a result of this and a number of other business practices intended to match copper and aluminum purchases with sales, profitability over time has historically not been significantly affected by changes in copper and aluminum prices. General Cable does not engage in speculative metals trading.

The Company has experienced volatility on raw materials other than copper and aluminum used in cable manufacturing, such as insulating compounds, steel and wood reels, freight costs and energy costs. Generally, the Company attempts to adjust selling prices in most of its markets in order to offset the impact of this raw material price and other cost volatility on reported earnings. The Company’s ability to execute and ultimately realize price adjustments are influenced by competitive conditions in its markets, including manufacturing capacity utilization. In addition, a sudden change in raw material prices when combined with the normal lag time between an announced customer price adjustment and its effective date in the market may have an impact on the Company’s reported earnings. If the Company were not able to adequately adjust selling prices in a period of increasing raw material costs, the Company may experience a decrease in reported earnings; reported earnings may increase in periods of decreasing raw material costs.
General Cable generally has experienced and expects to continue to experience certain seasonal trends in construction related product sales and customer demand. Demand for construction related products during winter months in certain geographies is usually lower than demand during spring and summer months. Generally larger amounts of cash are required during winter months in order to build inventories in anticipation of higher demand during the spring and summer months, when construction activity increases. In turn, receivables related to higher sales activity during the spring and summer months are generally collected during the fourth quarter of the year. Additionally, the Company has historically experienced changes in demand resulting from poor or unusual weather.
Current Business Environment
The wire and cable industry is competitive, mature and cost driven with minimal differentiation for many product offerings among industry participants from a manufacturing or technology standpoint. During recent years, the Company’s end markets recovered from the previous low points of demand experienced in 2003; however the global economic slowdown has resulted in lower demand as measured in metal pounds shipped during the first three fiscal months of 2009 as compared to the first three fiscal months of 2008. In the past several years, there has been significant merger and acquisition activity in the industry which the Company believes has led to a reduction in inefficient, high cost capacity.
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

•
Slowing demand and lower pricing across a broad spectrum of product lines as a result of weak economic conditions, a heightened competitive environment and lower levels of capacity utilization in the industry relative to recent history;

•	Continued decline in demand for copper based telecommunication products;
•	Continued political uncertainty and currency volatility in certain developing markets;
•	Worldwide underlying long term growth trends in electric utility and infrastructure markets;
•	Demand for natural resources, such as oil and gas, and alternative energy initiatives; and
•	Increasing demand for further deployment of submarine power and fiber optic communication systems.
The Company’s overall financial results discussed in the following MD&A demonstrate the diversification of the Company’s product offering. In addition to the aforementioned macro-level trends, the Company anticipates that the following trends may affect the financial results of the Company during 2009. The Company’s working capital requirements have been and are expected to be impacted by continued volatile raw materials costs, including metals and insulating materials as well as freight and energy costs. Certain currencies around the world have been and are anticipated to remain volatile, particularly in developing markets located in certain countries in South America and Sub-Sahara Africa. Additionally, credit markets in the United States and other regions around the world remain increasingly restrictive due to economic conditions and as a result access to capital will need to be actively managed, as more fully discussed below.
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

As more fully discussed below in the Liquidity and Capital Resources section, the Company’s current business environment encompasses credit markets in the United States and in certain other regions around the world that have grown increasingly restrictive. The Company has access to various credit facilities around the world and believes that it can adequately fund its global working capital requirements through both internal operating cash flow and use of the various credit facilities. Overall, the capital structure changes made in the recent years should allow the Company to maintain financial flexibility. The Company anticipates upward pressure on interest rates on certain of its credit facilities outside of North America at the time of renewal in the coming year. Additionally, as a result of the rapid and significant volatility in metal prices beginning in September 2008, the Company’s working capital requirements are expected to be variable for the foreseeable future.
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
Critical Accounting Policies and Estimates
During the three fiscal months ended April 3, 2009, the Company did not change any of its critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 2, 2009. The accounting policies used in preparing the Company’s interim fiscal 2009 Condensed Consolidated Financial Statements are the same as those described in the Company’s Form 10-K, except as it relates to the adoption of new accounting standards as discussed in Notes 2, 7, 8, 11, 14 and 18 to the Company’s Condensed Consolidated Financial statements included in this Form10-Q.
New Accounting Standards
In December 2008, the FASB issued Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP No. FAS 132(R)-1). FSP No. FAS 132(R)-1 amends FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional requirements of FSP No. FAS 132(R)-1 are designed to enhance disclosures regarding (i) investment policies and strategies, (ii) categories of plan assets, (iii) fair value measurements of plan assets, and (iv) significant concentrations of risk. FSP No. FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009, with earlier application permitted. Because FSP No. FAS 132(R)-1 affects only disclosure requirements, the adoption of FSP No. FAS 132(R)-1 will not affect our financial position or results of operations.

Results of Operations
The following table sets forth, for the periods indicated, statement of operations data in millions of dollars and as a percentage of net sales. Percentages may not add due to rounding.

	Three Fiscal Months Ended
	April 3, 2009		March 28, 2008
	Amount	%	Amount	%
Net sales	$1,041.3	100.0%	$1,568.4	100.0%
Cost of sales	853.8	82.0%	1,355.7	86.4%

Gross profit	187.5	18.0%	212.7	13.6%
Selling, general and administrative expenses	95.0	9.1%	97.4	6.2%

Operating income	92.5	8.9%	115.3	7.4%
Other income	3.5	0.3%	1.4	0.1%
Interest expense, net	(21.3)	(2.0)%	(20.9)	(1.3)%

Income before income taxes	74.7	7.2%	95.8	6.1%
Income tax provision	(25.0)	(2.4)%	(34.2)	(2.2)%
Equity in net earning of affiliated companies	0.1	—%	1.1	0.1%

Net income	49.8	4.8%	62.7	4.0%
Less: preferred stock dividends	(0.1)	—%	(0.1)	—%
Less: net income attributable to noncontrolling interest	(1.4)	(0.1)%	(3.6)	(0.2)%

Net income attributable to GCC common shareholders	$48.3	4.6%	$59.0	3.8%

Three Fiscal Months Ended April 3, 2009 Compared with Three Fiscal Months Ended March 28, 2008
Net Sales
The following tables set forth net sales, metal-adjusted net sales and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for the first quarter of 2008 have been adjusted to reflect the first quarter of 2009 copper COMEX average price of $1.57 per pound (a $1.96 decrease compared to the same period in 2008) and the aluminum rod average price of $0.66 per pound (a $0.62 decrease compared to the same period in 2008). Metal-adjusted net sales, a non-GAAP financial measure, is provided herein in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. See previous discussion of metal price volatility in the “Overview” section.

	Net Sales
	Three Fiscal Months Ended
	April 3, 2009		March 28, 2008
	Amount	%	Amount	%
North America	$369.2	35%	$540.7	35%
Europe and North Africa	370.5	36%	553.3	35%
ROW	301.6	29%	474.4	30%

Total net sales	$1,041.3	100%	$1,568.4	100%

	Metal-Adjusted Net Sales
	Three Fiscal Months Ended
	April 3, 2009		March 28, 2008
	Amount	%	Amount	%
North America	$369.2	35%	$540.7	35%
Europe and North Africa	370.5	36%	553.3	35%
ROW	301.6	29%	474.4	30%

Total metal-adjusted net sales	$1,041.3	100%	$1,568.4	100%

Metal adjustment			(412.0)

Total net sales	$1,041.3		$1,156.4

	Metal Pounds Sold
	Three Fiscal Months Ended
	April 3, 2009		March 28, 2008
	Pounds	%	Pounds	%
North America	82.3	33%	92.3	33%
Europe and North Africa	79.9	32%	86.9	31%
ROW	87.9	35%	98.1	36%

Total metal pounds sold	250.1	100%	277.3	100%

Net sales decreased $527.1 million in the first quarter of 2009 from $1,568.4 million in the first quarter of 2008. After adjusting 2008 net sales to reflect the $1.96 decrease in the average monthly COMEX price per pound of copper and the $0.62 decrease in the average aluminum rod price per pound in 2008, net sales of $1,041.3 million reflect a decrease of $115.1 million or 10%, from the metal adjusted net sales of $1,156.4 million in 2008. Volume, as measured by metal pounds sold decreased 27.2 million pounds or 10% to 250.1 million pounds in the first quarter of 2009 as compared to 277.3 million pounds in the first quarter of 2008. The net sales decrease is partially offset by $41.2 million of incremental sales attributable to the previously mentioned acquisitions of PDP in June 2008 and Enica Biskra in May 2008. Excluding the impact of recent acquisitions, metal pounds sold decreased by 39.1 million pounds. Metal pounds sold is provided herein as the Company believes this metric to be an alternative measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. Decreased volume as measured in metal pounds sold and unfavorable foreign currency exchange rate changes on the translation of reported revenues of approximately $158.0 million have been partially offset by increases in selling prices/product mix improvements of approximately $50.2 million. Generally, the Company attempts to recover upward inflationary pressure on non-metal raw materials used in cable manufacturing, such as insulating compounds and steel and wood reels, as well as increased freight and energy costs through increased selling prices.
Metal-adjusted net sales in the North America segment decreased $31.9 million, or 8%. Product mix improvements of approximately $7.1 million have been more than offset by unfavorable foreign currency exchange rate changes of $21.2 million, principally related to the Canadian dollar and lower sales volume of $17.8 million, primarily the result of ongoing weak economic conditions in the United States and Canada and weakness in demand for electric infrastructure related products combined with an overall decrease in demand for copper intensive outside plant telecommunications cable from the Regional Bell Operating Companies (RBOCs) and communications distribution products. A broad spectrum of other product lines in North America also experienced reduced demand and pricing pressure as a result of the weak economy and competitive environment.
The following additional trends in the first three fiscal months of 2009 also affected the results of North America. Weakness in the housing industry in the United States and Canada continued to negatively impact the demand for low-voltage and smaller gauge size cables used in electric power distribution. While the passage of energy legislation in the United States in 2005 aimed at improving the transmission grid infrastructure is expected to contribute to the increase in demand for the Company’s products over time, growth rates continue to be and are expected to be variable depending on related product business cycles and the approval and funding cycle times for large utility projects. The Company believes that utilities may also be curtailing capital expenditures or taking a more guarded approach to grid reliability problems in the face of the economic conditions and tightened credit markets in the United States. Demand trends for telecommunication products from the RBOCs continue to decline due to the RBOCs broadband investment, weakness in the U.S. housing market, RBOC merger activity, fiber-to-the-home initiatives, and budgetary constraints caused partially by volatile copper costs, which have reduced both RBOC and distributor purchasing volume in this segment. The negative trends discussed above may over time be offset by increasing demand for alternative energy products as well as products used for energy exploration in the mining, oil, gas, and petrochemical markets partly as a result of volatile energy prices. Additionally, the Company believes the economic stimulus package recently passed by Congress contains legislation that should enhance investment in the electric transmission infrastructure, high-speed broadband infrastructure and alternative energy sources which over time may lead to an increase in demand for the Company’s products.
Metal-adjusted net sales in the Europe and North Africa segment decreased $56.1 million, or 13%. Incremental net sales attributable to the results of acquired business of $22.9 million and product mix improvements of approximately $7.3 million have been more than offset by unfavorable foreign currency exchange rate changes of $67.7 million, primarily due to the strength of the Euro relative to the dollar and lower sales volume of $18.6 million. Lower demand for low-voltage and building wire products in the Spanish domestic construction markets as well as weakness across certain other European markets has been partially offset by stronger demand for high-voltage and extra-high-voltage cables to upgrade the electricity grid as well as projects involving submarine energy cables and other alternative energy projects.

Metal-adjusted net sales in the ROW segment decreased $27.1 million or 8%. Incremental net sales attributable to the results of acquired business of $18.3 million and favorable price and product mix improvements of approximately $35.9 million have been more than offset by unfavorable foreign currency exchange rate changes of $69.1 million, primarily due to the strength of the certain currencies in Central and South America relative to the dollar and lower sales volume of $12.2 million. Broadly, economic conditions in certain markets in the Company’s ROW segment, particularly in Central and South America have been negatively impacted by slowing global growth, credit restrictions, investment curtailment and commodity volatility resulting in lower than expected demand for the Company’s construction and electrical infrastructure products.
Gross Profit
Gross profit decreased from $212.7 million in the first quarter of 2008 to $187.5 million in the first quarter of 2009. Gross profit as a percentage of metal-adjusted net sales was relatively flat for the three fiscal months ended April 3, 2009 as compared to the three fiscal months ended March 28, 2008, 18.0% and 18.4%, respectively. This reduction in gross profit margin on a metal-adjusted net sales basis is principally related to lower plant utilization and softening end user demand.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased to $95.0 million in the first quarter of 2009 from $97.4 million in the first quarter of 2008. The decrease in SG&A was primarily the result of favorable foreign currency exchange rate changes of $7.5 million. SG&A as a percentage of metal adjusted net sales increased to 9.1% from 8.4% for the first quarter of 2009 and 2008, respectively, primarily as a result of incremental SG&A costs within acquired businesses and benefit related costs.
Operating Income
The following table sets forth operating income by segment, in millions of dollars.

	Operating Income
	Three Fiscal Months Ended,
	April 3, 2009		March 28, 2008
	Amount	%	Amount	%
North America	$26.9	29%	$31.2	27%
Europe and North Africa	33.2	36%	49.1	43%
ROW	32.4	35%	35.0	30%

Total operating income	$92.5	100%	$115.3	100%

Operating income of $92.5 million for the first quarter of 2009 decreased from $115.3 million in the first quarter of 2008. The decrease is due to unfavorable foreign currency exchange rate changes of $10.2 million and lower plant utilization as a result of decreased demand across a broad spectrum of the Company’s products.
The decrease in operating income for the North America segment of $4.3 million is largely the result of a decrease in volume as a result of lower demand for the segment’s electric infrastructure and communication products. Persistent softness in the housing market has had a negative impact on the demand for low-voltage and smaller gauge size cables used in electric power distribution as well as copper-based telecommunication products used by RBOC’s in new housing starts. A broad spectrum of other product lines in North America also experienced reduced demand and pricing pressure as a result of the weak economy and competitive environment.
Operating income for the Europe and North Africa segment decreased $15.9 million. The decrease reflects unfavorable foreign currency exchange rate changes of approximately $5.9 million and continued softness in demand for residential and low-voltage cable and building wire due to the economic slowdown in the Spanish construction related markets and a broader contraction of certain European economies resulting in lower plant utilization as well as pricing pressure in some markets.
Operating income for the ROW segment decreased $2.6 million. The decrease reflects unfavorable foreign currency exchange rate changes of approximately $3.5 million as well as softening demand and competitive pricing pressure as a result of the economic downturn in certain markets particularly in Central and South America and Southeast Asia. Operating income as a percentage of metal-adjusted net sales was 10.7% for the first quarter of 2009 and the first quarter of 2008, respectively.

Other Income
Other income of $3.5 million in the first quarter of 2009 and $1.4 million in the first quarter of 2008 is comprised primarily of foreign currency transaction gains that resulted from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated. The change year over year is primarily the result of the strengthening of certain emerging market currencies principally in Central and South America and Sub-Sahara Africa.
Interest Expense
Net interest expense of $21.3 million in the first quarter of 2009 and $20.9 million in the first quarter of 2008 reflects the adoption of FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion, which as discussed in Note 2 and Note 7 of the condensed consolidated financial statements was applied retrospectively. Incremental pre-tax non-interest expense attributable to the adoption of FSP APB 14-1 was $9.4 and $8.7 million for the first quarters 2009 and 2008, respectively.
Tax Provision
The Company’s effective tax rate for the first quarter of 2009 and 2008 was 33.5% and 35.7%, respectively. The decrease is mainly attributable to the increase in the relative mix of income generated in lower tax rate jurisdictions.
Preferred Stock Dividends
The Company accrued and paid $0.1 million in dividends on its preferred stock in the first quarter of 2009 and 2008.
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
Summary of Cash Flows
Cash flow used by operating activities in the first three fiscal months of 2009 was $15.9 million. This use of cash principally reflects a $155.0 million decrease in accounts payable, accrued and other liabilities and a $40.3 million increase in inventories. The decrease in accounts payable is principally the result of declining manufacturing activity due to weak global economic conditions resulting in lower demand for certain Company products as well as lower metal prices experienced in the first quarter of 2009. The increase in inventory is mainly due to declining volumes as a result of weak global economic conditions and to a lesser extent seasonal trends in which inventories are built in anticipation of demand during the spring and summer months, when construction activity increases. The Company continues to monitor and adjust its production in order to balance inventory quantities in 2009. The lower of cost or market provision adjustment reflects replacement costs for copper and aluminum raw material inventory that increased as compared to replacement costs at the end of 2008 but remain below the Company’s LIFO value. Partially offsetting these uses of cash in the quarter was $71.1 million of cash inflows related to net income adjusted for depreciation and amortization, foreign currency exchange gains, excess tax benefits on stock-based compensation recognized under SFAS No. 123(R), other assets and loss on disposal of property as a result of the underlying global operating results which are discussed by operating segment above, non-cash pre-tax interest expense of $9.4 million related to the adoption of FSP APB 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion and $92.2 million of cash inflows from an decrease in accounts receivables. The decrease in accounts receivable is partly due to demand trends, which are discussed above related to inventory, and to a lesser extent global selling prices in response to lower raw material costs in the first quarter of the year. The Company believes that its accounts receivable balances are collectible and the Company has established appropriate procedures to facilitate collection.

Cash flow used by investing activities was $48.2 million in the first three fiscal months of 2009, principally reflecting $46.8 million of capital expenditures. The Company continues to focus its capital program around the world to upgrade equipment, improve efficiency and throughput and enhance productivity primarily in its electric utility and electrical infrastructure cable businesses. The Company anticipates capital spending to be approximately $120.0 million to $130.0 million in 2009.
Cash flow used by financing activities in the first three fiscal months of 2009 was $5.7 million. This reflects additional borrowings under the Company’s Amended Credit Facility of $53.8 million. These increases were partially offset by the repayment of borrowings under the Company’s Amended Credit Facility of $11.8 million and $47.5 million of other various short-term credit facilities in the Europe and North Africa and Rest of the World segments. See the “Debt and Other Contractual Obligations” section below for details.
Debt and Other Contractual Obligations
The Company’s outstanding debt obligations were $1,255.6 million as of April 3, 2009 and consisted of $381.5 million of 1.00% Convertible Notes due in 2012, $265.7 million of 0.875% Convertible Notes due in 2013, $200.0 million of 7.125% Senior Notes due in 2017, $125.0 million of Senior Floating Rate Notes due in 2015, $57.8 million of Spanish Term Loans, $42.0 million drawn on the Amended Credit Facility, $79.5 million drawn on PDIC credit facilities, $61.1 million drawn of Silec credit facilities and $43.0 million of various short and medium term loans. A separate description of our various borrowings is provided below and additional discussion is included at Note 7 to the Condensed Consolidated Financial Statements.
The Company’s 1.00% Senior Convertible Notes were issued in September 2007 in the amount of $475.0 million with a stated interest rate of 1.00% payable semi-annually in arrears, on April 15 and October 15, and mature in 2012. As a result of adopting FSP APB 14-1 on January 1, 2009, as discussed in Note 2, the Company has separately accounted for the liability and equity components of the instrument, retrospectively, based on the Company’s nonconvertible debt borrowing rate on the instrument’s issuance date of 7.5%. At issuance, the liability and equity components were $348.2 million and $126.8 million, respectively. The equity component (debt discount) has been amortized to interest expense based on the effective interest method. The estimated fair value of the 1.00% Senior Convertible Notes was approximately $349.1 million at April 3, 2009. The 1.00% Senior Convertible Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company’s wholly-owned U.S. and Canadian subsidiaries.
The Company’s 0.875% Convertible Notes were issued in November of 2006 in the amount of $355.0 million with a stated interest rate of 0.875% payable semi-annually in arrears, on May 15 and November 15, and mature in 2013. As a result of adopting FSP APB 14-1 on January 1, 2009, as discussed in Note 2, the Company has separately accounted for the liability and equity components of the instrument, retrospectively, based on the Company’s nonconvertible debt borrowing rate on the instrument’s issuance date of 7.35%. At issuance, the liability and equity components were $230.9 million and $124.1 million, respectively. The equity component (debt discount) has been amortized to interest expense based on the effective interest method. The estimated fair value of the 0.875% Convertible Notes was approximately $241.4 million at April 3, 2009. The 0.875% Convertible Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company’s wholly-owned U.S. and Canadian subsidiaries.
The Company completed the issuance and sale of $325.0 million in aggregate principal amount of new senior unsecured notes, comprised of $200.0 million of 7.125% Senior Fixed Rate Notes due 2017 (the “7.125% Senior Notes”) and $125.0 million of Senior Floating Rate Notes due 2015 (the “Senior Floating Rate Notes” and together with the “7.125 Senior Notes”, the “Notes”) on July 26, 2007 to replace the unregistered Notes with registered Notes with like terms pursuant to an effective Registration Statement on Form S-4. The Notes are jointly and severally guaranteed by the Company’s U.S. and Canadian subsidiaries. The estimated fair value of the 7.125% Senior Notes and Senior Floating Rate Notes was approximately $168.0 million and $88.4 million, respectively, at April 3, 2009.
The Senior Floating Rate Notes bear interest at an annual rate equal to the 3-month LIBOR rate plus 2.375%, which combine for a rate of 3.8% at April 3, 2009. Interest on the Senior Floating Rate Notes is payable quarterly in arrears in cash on January 1, April 1, July 1 and October 1 of each year, commencing on July 1, 2007. The 7.125% Senior Notes bear interest at a rate of 7.125% per year and are payable semi-annually in arrears in cash on April 1 and October 1 of each year, commencing on October 1, 2007. The Senior Floating Rate Notes mature on April 1, 2015 and the 7.125% Senior Notes mature on April 1, 2017.

In February 2008, the Company entered into a Spanish term loan in the amount of 20 million euros with an interest rate of Euribor plus 0.5%. The term loan is payable in semi-annual installments, due in August and February, maturing in February 2013. Simultaneously, the Company entered into a fixed interest rate swap to coincide with the terms and conditions of the term loan starting in August 2008 and maturing in February 2013 that will effectively hedge the variable interest rate with a fixed interest rate of 4.2%. In April 2008, the Company entered into a Spanish term loan in the amount of 10 million euros with an interest rate of Euribor plus 0.75%. The term loan is payable in semi-annual installments, due in April and October, maturing in April 2013. Simultaneously, the Company entered into a fixed interest rate swap to coincide with the terms and conditions of the term loan starting in October 2008 and maturing in April 2013 that will effectively hedge the variable interest rate with a fixed interest rate of 4.58%. In June 2008, the Company entered into a Spanish term loan in the amount of 21 million euros with an interest rate of Euribor plus 0.75%. The term loan is payable in quarterly installments, due in March, June, September and December, maturing in June 2013. Simultaneously, the Company entered into a fixed interest rate swap to coincide with the terms and conditions of the term loan starting in September 2008 and maturing in June 2013 that will effectively hedge the variable interest rate with a fixed interest rate of 4.48%. As of April 3, 2009, the U.S. dollar equivalent of $57.8 million was outstanding under these term loan facilities. The proceeds were was used to partially fund the acquisition of Enica Biskra and for general working capital purposes. There is no remaining availability under these Spanish Term Loans. The weighted average interest rate including the effect of the interest rate swaps was 4.4% under these term loan facilities as of April 3, 2009.
Three Spanish Credit Facilities totaling 45 million euros were established in 2008, and mature in 2010, 2011 and 2013 and carry an interest rate of Euribor plus 0.4% to 0.65% depending on certain debt ratios. No funds are currently drawn under these facilities, leaving undrawn availability of approximately the U.S. dollar equivalent of $60.7 million as of April 3, 2009. Commitment fees ranging from 15 to 25 basis points per annum on any unused commitments under these credit facilities are payable on a quarterly basis.
The Spanish Term Loan and Spanish Credit Facility are subject to certain financial ratios of the Company’s European subsidiaries, which includes minimum net equity and net debt to EBITDA (earnings before interest, taxes, depreciation and amortization). The indebtedness under the combined facilities is guaranteed by the Company’s Portuguese subsidiary and by Silec Cable, S.A.
The Company’s current senior secured revolving credit facility (“Amended Credit Facility”), as amended, is a five-year, $400.0 million asset based revolving credit agreement that includes an approximate $50.0 million sublimit for the issuance of commercial and standby letters of credit and a $20.0 million sublimit for swingline loans that matures in July 2012. Loans under the Amended Credit Facility bear interest at the Company’s option, equal to either an alternate base rate (prime plus 0.00% to 0.625%) or an adjusted LIBOR rate plus an applicable margin percentage (LIBOR plus 1.125% to 1.875%). At April 3, 2009, the Company had outstanding borrowings of $42.0 million and undrawn availability of $281.0 million under the Amended Credit Facility. As of April 3, 2009, the Company had outstanding letters of credit related to this Amended Credit Facility of $29.5 million. The weighted average interest rate on borrowings outstanding under the Amended Credit Facility was 2.7% as of April 3, 2009.
As of April 3, 2009 and December 31, 2008, Silec’s debt was the U.S. dollar equivalent of $61.1 million and $84.9 million, respectively. As of April 3, 2009, the debt consisted of approximately $39.7 million relating to an uncommitted accounts receivable facility and approximately $21.4 million of short-term financing agreements. The Company has approximately $42.7 million of excess availability under the uncommitted accounts receivable facility and the short-term financing agreements. The weighted average interest rate for the uncommitted accounts receivable facility and the short-term financing arrangements was 2.6%.
As of April 3, 2009 and December 31, 2008, PDIC debt consisting of various short-term financing agreements at various interest rates was $79.5 million and $100.2 million, respectively. The Company has approximately $298.9 million of excess availability under the various credit facilities. The weighted average interest rate was 3.6% as of April 3, 2009.
As of April 3, 2009 and December 31, 2008, ECN Cable’s debt was the U.S. dollar equivalent of $17.9 million and $17.4 million, respectively. As of April 3, 2009 the debt consisted of approximately $0.5 million relating to an uncommitted accounts receivable facility and approximately $17.4 million of various credit facilities. The Company has approximately $57.4 million of excess availability under the uncommitted accounts receivable facility and the credit facilities. The weighted average interest rate for the uncommitted accounts receivable facility and the short-term financing arrangements was 4.1%.
The Company’s Spanish operating company, Grupo General Cable Sistemas (“Grupo General”), participates in accounts payable confirming arrangements with several European financial institutions. Grupo General negotiates payment terms with suppliers of generally 180 days and submits invoices to the financial institutions with instructions for the financial institutions to transfer funds from Grupo General’s accounts on the due date (on day 180) to the receiving parties to pay the invoices in full. The banks may, at their discretion, negotiate directly with the suppliers for earlier payment terms at a discount, and the discount is kept by the banks. The suppliers may also decline to participate in an early payment arrangement. At April 3, 2009, these arrangements had a maximum availability limit of the equivalent of $402.6 million, of which approximately $177.4 million was utilized. If these arrangements were reduced or terminated, Grupo General would have to pay its suppliers directly.

As of April 3, 2009, the Company was in compliance with all debt covenants.
At December 31, 2008, the defined benefit plans were underfunded by approximately $122.2 million. The Company estimates its 2009 pension expense for its defined benefit pension plans will increase approximately $8.5 million from 2008. Cash contributions are expected to decrease to approximately $0.1 million.
Summarized information about the Company’s contractual obligations and commercial commitments as of April 3, 2009 is as follows (in millions of dollars):

	Payments Due by Period
		Less than	1 – 3	4 – 5	After 5
	Total	1 Year	Years	Years	Years
Contractual obligations(1):
Total debt	$1,255.6	$187.6	$29.3	$704.7	$334.0
Convertible debt at maturity(2)	182.8	—	—	182.8	—
Interest payments on 7.125% Senior Notes	149.6	14.2	28.5	28.5	78.4
Interest payments on Senior Floating Rate Notes	33.8	4.8	9.7	9.7	9.6
Interest payments on 0.875% Convertible Notes	15.3	3.1	6.2	6.0	—
Interest payments on 1.00% Senior Convertible Notes	17.8	4.8	9.5	3.5	—
Interest payments on Spanish term loans	12.5	2.5	5.0	5.0	—
Operating leases(3)	36.9	13.5	14.1	4.7	4.6
Preferred stock dividend payments	2.1	0.3	0.6	0.6	0.6
Defined benefit pension obligations(4)	9.3	9.3	—	—	—
Postretirement benefits	9.9	1.4	2.7	2.1	3.7
Interest rate swap agreements(5)	69.6	—	9.0	60.6	—
Commodity futures and forward pricing agreements(5)	213.8	155.5	58.3	—	—
Foreign currency contracts(5)	339.2	280.6	58.6	—	—
FIN 48 obligation, including interest and penalties(6)	—	—	—	—	—

Total	$2,348.2	$677.6	$231.5	$1,008.2	$430.9

(1)
This table does not include interest payments on General Cable’s revolving credit facilities because the future amounts are based on variable interest rates and the amount of the borrowings under the Amended Credit Facility and Spanish Credit Facility fluctuate depending upon the Company’s working capital requirements.

(2)	Represents the current debt discount on the face value of the Company’s 1.00% Senior Convertible Notes and 0.875% Convertible Notes as a result of adopting FSP APB 14-1.

(3)	Operating lease commitments are described under “Off Balance Sheet Assets and Obligations.”

(4)
Defined benefit pension obligations reflect the Company’s estimates of contributions that will be required in 2009 to meet current law minimum funding requirements. Amounts beyond one year have not been provided because they are not determinable.

(5)	Information on these items is provided under Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

(6)
FIN 48 obligations of $76.2 million have not been reflected in the above table due to the inherent uncertainty as to the amount and timing of settlement, which is contingent upon the occurrence of possible future events, such as examinations and determinations by various tax authorities.

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
As of April 3, 2009, the Company had $114.7 million in letters of credit, $150.4 million in various performance bonds and $215.3 million in other guarantees. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self insurance claims, defined benefit plan obligations, contract performance, quality and other various bank and financing guarantees. See Liquidity and Capital Resources for excess availability under the Company’s various credit borrowings.
See the previous section, “Debt and Other Contractual Obligations,” for information on debt-related guarantees.
Environmental Matters
The Company’s expenditures for environmental compliance and remediation amounted to approximately $0.7 million and $1.9 million for the three months ended April 3, 2009 and twelve months ended December 31, 2008, respectively. In addition, certain of General Cable’s subsidiaries have been named as potentially responsible parties in proceedings that involve environmental remediation. The Company has accrued $1.0 million at April 3, 2009 for all environmental liabilities. Environmental matters are described in Item 1, which is incorporated herein by reference. While it is difficult to estimate future environmental liabilities, the Company does not currently anticipate any material adverse effect on results of operations, cash flows or financial position as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
General Cable is exposed to various market risks, including changes in interest rates, foreign currency and raw material (commodity) prices. To manage risks associated with the volatility of these natural business exposures, General Cable enters into interest rate, commodity and foreign currency derivative agreements, as well as copper and aluminum forward pricing agreements. General Cable does not purchase or sell derivative instruments for trading purposes. General Cable does not engage in trading activities involving commodity contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques. Depending on the extent of an unrealized loss position on a derivative contract held by the Company, certain counterparties may require a deposit to secure the derivative contract position. The Company recorded $8.7 million in prepaid expenses and other assets line item on the consolidated balance sheet as of December 31, 2008. As of April 3, 2009, there were no contracts held by the Company that required collateral to secure the Company’s derivative liability positions.
The notional amounts and fair values of these designated cash flow at April 3, 2009 and December 31, 2008 are shown below (in millions). The carrying amount of the financial instruments was a net liability of $39.1 million and $85.0 million at April 3, 2009 and December 31, 2008, respectively.

	April 3, 2009		December 31, 2008
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Cash flow hedges:
Interest rate swap	$69.6	$2.2	$74.6	$(0.7)
Commodity futures	142.3	(31.2)	198.1	(84.7)
Foreign currency forward exchange	339.2	(10.1)	438.3	0.4

		$(39.1)		$(85.0)

Note: As of April 3, 2009, derivative instruments not designated as cash flow hedges had a notional value of $8.6 million and the carrying amount of the financial instruments was a net liability of $1.5 million.

Other Forward Pricing Agreements
In the normal course of business, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption of SFAS No. 133 because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At April 3, 2009 and December 31, 2008, General Cable had $71.5 million and $90.5 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At April 3, 2009 and December 31, 2008, the fair value of these arrangements were $72.1 million and $65.4 million, respectively, and General Cable had an unrealized gain (loss) of $0.6 million and $(25.1) million, respectively, related to these transactions. General Cable expects the unrealized losses under these agreements to be offset as a result of firm sales price commitments with customers.
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
In connection with the preparation of this Quarterly Report on Form 10-Q, as of April 3, 2009, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of April 3, 2009.
Management’s Annual Report on Internal Control over Financial Reporting
Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting at December 31, 2008 did not include an assessment of certain elements of internal controls over financial reporting of PDP acquired on June 30, 2008 and Enica Biskra acquired on May 21, 2008, which are included in the consolidated financial statements of the Company for the year ended December 31, 2008 and included in the condensed consolidated financial statements of the Company for the period ended April 3, 2009. In accordance with the Sarbanes Oxley rules and regulations, which allow for a one-year integration period, the Company is including PDP and Enica Biskra in its risk assessment and testing program of internal controls in 2009.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting, as such item is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the fiscal quarter ended April 3, 2009, that have materially affected, or are reasonable likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of the date of this filing, there have been no additional material legal proceedings or material developments in the legal proceedings disclosed in the Company’s 2008 Annual Report on Form 10-K.
ITEM 1A. RISK FACTORS
There have been no material changes in the Company’s risk factors from those disclosed in General Cable’s 2008 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Company was authorized by its Board of Directors on October 29, 2008 to institute a stock repurchase program for up to $100 million of common stock. As of December 31, 2008, the Company had purchased approximately $11.7 million or 1.0 million of common shares at an average price of $11.65 per share under terms of this program. For the three fiscal months ending April 3, 2009, the Company did not purchase any additional common stock under the stock repurchase program.
The employees of the Company do have the right to surrender to the Company shares in payment of minimum tax obligations upon the vesting of grants of common stock under the Company’s equity compensation plans. During the fiscal quarter ended April 3, 2009, 6,121 shares were surrendered to the Company by employees in payment of minimum tax obligations upon the vesting of nonvested stock under the Company’s equity compensation plans, and the average price paid per share was $18.02.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None during the three fiscal months ended April 3, 2009.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None during the three fiscal months ended April 3, 2009.
ITEM 5. OTHER INFORMATION
None during the three fiscal months ended April 3, 2009.

ITEM 6. EXHIBITS
The following exhibits are filed herewith or incorporated herein by reference. Documents indicated by an asterisk (*) are filed herewith; documents indicated by a double asterisk (**) identify each management contract or compensatory plan. Documents not indicated by an asterisk are incorporated by reference to the document indicated.
a) Exhibits

*12.1	Computation of Ratio of Earnings to Fixed Charges.
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) or 15d - 14.
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) or 15d - 14.
*32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Cable Corporation

Signed: May 8, 2009	By:	/s/ BRIAN J. ROBINSON Brian J. Robinson Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

12.1	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) or 15d - 14.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) or 15d - 14.
32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.