Form 10-Q
period 2009-07-03
GENERAL CABLE CORP /DE/
filed 2009-08-12
CIK 886035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 5, 2008

Common Stock, $0.01 per value	51,976,537

GENERAL CABLE CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL STATEMENTS
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

	Three Fiscal Months Ended		Six Fiscal Months Ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
Net sales	$1,133.1	$1,742.8	$2,174.4	$3,311.2

Cost of sales	956.4	1,515.5	1,810.2	2,871.2

Gross profit	176.7	227.3	364.2	440.0

Selling, general and administrative expenses	81.7	96.7	176.7	194.1

Operating income	95.0	130.6	187.5	245.9

Other income (expense)	6.6	(1.8)	10.1	(0.4)

Interest income (expense):
Interest expense	(22.1)	(25.1)	(44.6)	(48.8)
Interest income	0.6	3.5	1.8	6.3

	(21.5)	(21.6)	(42.8)	(42.5)

Income before income taxes	80.1	107.2	154.8	203.0
Income tax provision	(24.5)	(37.0)	(49.5)	(71.2)
Equity in earnings of affiliated companies	0.2	1.7	0.3	2.8

Net income including noncontrolling interest	55.8	71.9	105.6	134.6

Less: preferred stock dividends	0.1	0.1	0.2	0.2
Less: net income attributable to noncontrolling interest	2.8	3.2	4.2	6.8

Net income attributable to Company common shareholders	$52.9	$68.6	$101.2	$127.6

Earnings per share

Earnings per common share-basic	$1.02	$1.30	$1.95	$2.42

Weighted average common shares-basic	52.0	52.8	51.9	52.7

Earnings per common share-assuming dilution	$1.00	$1.24	$1.92	$2.32

Weighted average common shares-assuming dilution	52.8	55.4	52.8	55.0

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	July 3,	December 31,
	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$301.3	$282.6
Receivables, net of allowances of $24.1 million at July 3, 2009 and $19.3 million at December 31, 2008	980.6	1,032.0
Inventories	975.5	953.2
Deferred income taxes	118.1	132.3
Prepaid expenses and other	78.3	71.5

Total current assets	2,453.8	2,471.6

Property, plant and equipment, net	971.1	880.9
Deferred income taxes	14.1	56.0
Goodwill	150.0	171.9
Intangible assets, net	199.4	201.8
Unconsolidated affiliated companies	8.1	7.5
Other non-current assets	45.4	46.7

Total assets	$3,841.9	$3,836.4

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$680.8	$757.2
Accrued liabilities	344.8	423.3
Current portion of long-term debt	179.0	230.5

Total current liabilities	1,204.6	1,411.0

Long-term debt	1,074.1	1,023.5
Deferred income taxes	118.5	133.6
Other liabilities	260.0	276.2

Total liabilities	2,657.2	2,844.3

Commitments and Contingencies (Note 16)

Shareholders’ Equity:
Redeemable convertible preferred stock, at redemption value (liquidation preference of $50.00 per share):
July 3, 2009 - 76,202 outstanding shares
December 31, 2008 - 76,233 shares outstanding	3.8	3.8
Common stock, $0.01 par value, issued and outstanding shares:
July 3, 2009 - 51,981,549 (net of 6,148,591 treasury shares)
December 31, 2008 - 51,775,200 (net of 6,177,498 treasury shares)	0.6	0.6
Additional paid-in capital	493.0	486.6
Treasury stock	(73.3)	(71.9)
Retained earnings	699.2	597.9
Accumulated other comprehensive income (loss)	(73.0)	(146.0)

Total Company shareholders’ equity	1,050.3	871.0

Noncontrolling interest	134.4	121.1
Total equity	1,184.7	992.1

Total liabilities and equity	$3,841.9	$3,836.4

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Six Fiscal Months Ended
	July 3, 2009	June 27, 2008
Cash flows of operating activities:
Net income including noncontrolling interest	$105.6	$134.6
Adjustments to reconcile net income to net cash flows of operating activities:
Depreciation and amortization	51.0	48.4
Foreign currency exchange (gain) loss	(10.1)	0.4
Deferred income taxes	16.9	(5.5)
Excess tax benefits from stock-based compensation	(0.7)	(6.8)
Changes in inventory provision	(14.6)	(4.3)
Convertible debt instruments noncash interest charges	19.4	17.6
Loss on disposal of property	2.6	5.2
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in receivables	62.9	(323.2)
(Increase) decrease in inventories	12.3	(90.9)
(Increase) decrease in other assets	0.2	(0.8)
Increase (decrease) in accounts payable, accrued and other liabilities	(109.2)	165.2

Net cash flows of operating activities	136.3	(60.1)

Cash flows of investing activities:
Capital expenditures	(87.1)	(93.0)
Proceeds from properties sold	0.8	3.6
Acquisitions, net of cash acquired	—	(36.2)
Other, net	1.4	(0.5)

Net cash flows of investing activities	(84.9)	(126.1)

Cash flows of financing activities:
Preferred stock dividends paid	(0.2)	(0.2)
Excess tax benefits from stock-based compensation	0.7	6.8
Proceeds from revolving credit borrowings	91.4	93.3
Repayments of revolving credit borrowings	(80.8)	(47.3)
Proceeds (repayments) of other debt, net	(40.5)	202.9
Proceeds from exercise of stock options	0.4	2.3

Net cash flows of financing activities	(29.0)	257.8

Effect of exchange rate changes on cash and cash equivalents	(3.7)	14.1

Increase in cash and cash equivalents	18.7	85.7
Cash and cash equivalents — beginning of period	282.6	325.7

Cash and cash equivalents — end of period	$301.3	$411.4

Supplemental Information
Cash paid during the period for:
Income tax payments (refunds), net	$(17.2)	$31.6

Interest paid	$23.4	$20.1

Non-cash investing and financing activities:
Issuance of nonvested shares	$3.2	$2.6

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
1. Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements of General Cable Corporation and Subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three and six fiscal months ended Jul 3, 2009, are not necessarily indicative of results that may be expected for the full year. The December 31, 2008, condensed consolidated balance sheet amounts are derived from the audited financial statements but do not include all disclosures herein required by accounting principles generally accepted in the United States of America.
As discussed below in Note 2, effective January 1, 2009, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements, FASB Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities and FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including Partial Cash Settlement). These accounting pronouncements, which relate to noncontrolling interest, earnings per share computation and convertible debt instruments, respectively, require retrospective application. On August 12, 2009, a Current Report on Form 8-K was filed with the Securities and Exchange Commission (SEC) to recast prior-period annual financial information to reflect certain accounting changes described above with respect to the financial information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the United States Securities and Exchange Commission (SEC) on March 2, 2009 and subsequently amended on Form 10-K/A which was filed with the SEC on May 8, 2009 (2008 Form 10-K). These financial statements should be read in conjunction with the Current Report on Form 8-K filed on August 12, 2009 and the audited financial statements and notes thereto in the Company’s 2008 Form 10-K.
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
During the six fiscal months ended July 3, 2009, the Company did not change any of its existing accounting policies with the exception of the following accounting standards all of which became effective for the Company January 1, 2009:
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

•
The Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 established new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity and that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of operations. SFAS No. 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. SFAS No. 160 is to be applied prospectively as of the beginning of the fiscal year in which it is initially adopted, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented. As a result, the condensed consolidated balance sheet has been adjusted to reflect the reclassification of noncontrolling interest to equity, the condensed consolidated statement of operations has been adjusted to include the net income attributable to the noncontrolling interest and the disclosure of condensed consolidated comprehensive income, in Note 11, has been adjusted to include comprehensive income attributable to the noncontrolling interest.

•
The Company adopted FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The FSP specifies that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends shall be considered participating securities in undistributed earnings along with common shareholders. As a result, the Company retrospectively applied the two-class method of computing basic and diluted earnings per share resulting in a decrease in earnings per share — basic of $0.04 and $0.07 for the three and six months ended June 27, 2008, respectively. Historically and for the three and six fiscal months ended July 3, 2009 and June 27, 2008, the Company did not declare, pay or otherwise accrue a dividend payable to the holders of the Company’s common stock or holders of unvested share-based payment awards (restricted stock). The adoption of FSP EITF 03-6-1 had no impact on the Company’s earnings per common share — assuming dilution computation. For additional information see Note 14 of the consolidated financial statements.

•
The Company adopted FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including Partial Cash Settlement) as discussed in Note 7 of the condensed consolidated financial statements. The FSP specifies that when issuers of convertible debt instruments recognize interest cost, they should separately account for the liability and equity components of the instrument in a manner that will reflect the entity’s non-convertible debt borrowing rate on the instrument’s issuance date. As a result, the Company’s condensed consolidated balance sheet, statement of operations and cash flows have been adjusted for all periods presented in accordance with the retrospective application of the FSP. As of July 3, 2009, the Company’s condensed consolidated balance sheet has been adjusted to reflect the reduction in the carrying value of the Company’s senior convertible notes of approximately $172.9 million, the increase in additional paid-in capital of approximately $198.2 million and net deferred taxes of approximately $32.8 million. Transaction costs of approximately $21.7 million directly related to the issuance of the Company’s convertible debt instruments have been allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as $13.3 million of debt issuance costs and $8.4 million of equity issuance costs. As a result of the retrospective application, certain amounts in the Company’s 2008 consolidated balance sheet were changed and are presented below:

	December 31, 2008
	As Reported	Adjustments	As Adjusted
Prepaid expenses and other	$77.6	$(6.1)	$71.5
Deferred income taxes	53.9	2.1	56.0
Total assets	$3,840.4	(4.0)	$3,836.4

Long-term debt	$1,216.1	(192.6)	$1,023.5
Deferred income taxes	96.4	37.2	133.6
Total liabilities	$2,999.7	(155.4)	$2,844.3

Additional paid-in capital	$288.4	198.2	$486.6
Retained earnings	644.7	(46.8)	597.9
Total liabilities and equity	$3,840.4	(4.0)	$3,836.4

For the three and six fiscal months ended July 3, 2009, the Company’s condensed consolidated statement of operations reflects the impact of incremental pre-tax noncash interest expense of approximately $10.0 million and $19.4 million, respectively. For the three and six fiscal months ended July 3, 2009, the Company’s condensed consolidated statement of operations includes amortization expense related to debt issuance costs of approximately $0.6 million and $1.2 million. As a result of the retrospective application, certain amounts in the Company’s 2008 condensed consolidated statement of operations were changed and are presented below for the three and six fiscal months ended June 27, 2008:

	Three fiscal months ended June 27, 2008
	As Reported	Adjustments	As Adjusted
Interest expense	$16.2	$8.9	$25.1
Income tax provision (benefit)	38.9	(1.9)	37.0
Net income attributable to Company common shareholders	$75.6	(7.0)	$68.6

	Six fiscal months ended June 27, 2008
	As Reported	Adjustments	As Adjusted
Interest expense	$31.2	$17.6	$48.8
Income tax provision (benefit)	75.0	(3.8)	71.2
Net income attributable to Company common shareholders	$141.4	(13.8)	$127.6
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

On May 21, 2008, the Company entered a joint venture for majority ownership of E.P.E / EN.I.CA.BISKRA/SPA (Enica Biskra), an Algerian state-owned manufacturer of low and medium voltage power and construction cables. Enica Biskra employs approximately 1,000 associates and is a leading provider of utility cables to the principal Algerian state-owned power utility and gas producer. The Company paid approximately $64.9 million in cash for its investment in Enica Biskra which included $19.1 million for the purchase of additional shares in the joint venture itself and assumed existing debt of $43.0 million (at prevailing foreign currency exchange rates on the date of purchase). Fees and expenses related to the acquisition totaled approximately $1.0 million. In 2007, the last full year before the joint venture was established, Enica Biskra reported net sales of approximately $102.0 million (based on 2007 average exchange rates). Net assets and pro forma results of the Enica Biskra acquisition are immaterial. The purchase price allocation was finalized in May 2009, see Note 6 for additional information.
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
Inventories consisted of the following (in millions):

	July 3,	December 31,
	2009	2008
Raw materials	$184.1	$197.4
Work in process	153.8	168.9
Finished goods	637.6	586.9

Total	$975.5	$953.2

At July 3, 2009 and December 31, 2008, $624.4 million and $610.1 million, respectively, of inventories were valued using the LIFO method before lower of cost or market provisions. Approximate replacement costs of inventories valued using the LIFO method totaled $687.3 million at July 3, 2009 and $505.9 million at December 31, 2008.
If the Company is not able to recover the LIFO value of its inventory when replacement costs are lower than the LIFO value of the inventory, the Company is required to record a lower of cost or market LIFO inventory adjustment to recognize the charge in its consolidated statement of operations. As of December 31, 2008, a lower of cost or market provision of approximately $36.3 million for copper and aluminum raw material inventory was recorded in which the replacement costs at the end of the year were lower than the LIFO value of the acquired copper and aluminum raw material inventory. Replacement costs remained below the Company’s LIFO value but increased as compared to replacement costs at the end of the year resulting in a favorable adjustment to the lower of cost or market provision of approximately $9.9 million and $14.6 million for the three and six fiscal months ended July 3, 2009. The resulting lower of cost or market provision of $21.7 million is attributable to LIFO values exceeding to a lesser extent than at year end the replacement costs for acquired copper and aluminum raw material metal inventory.
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

Property, plant and equipment consisted of the following (in millions):

	July 3,	December 31,
	2009	2008
Land	$98.5	$93.1
Buildings and leasehold improvements	271.2	214.7
Machinery, equipment and office furnishings	894.7	783.3
Construction in progress	81.6	121.0

Total — gross book value	1,346.0	1,212.1
Less accumulated depreciation	(374.9)	(331.2)

Total — net book value	$971.1	$880.9

Depreciation expense for the three and six fiscal months ended July 3, 2009 was $20.7 million and $40.6 million, respectively. Depreciation expense for the three and six fiscal months ended June 27, 2008 was $19.6 million and $38.1 million, respectively.
The Company periodically evaluates the recoverability of the carrying amount of long-lived assets (including property, plant and equipment and intangible assets with determinable lives) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates events or changes in circumstances based mostly on actual historical operating results, but business plans, forecasts, general and industry trends, and anticipated cash flows are also considered. Impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings. The Company also continually evaluates the estimated useful lives of all long-lived assets and, when warranted, revises such estimates based on current events. No material impairment charges occurred during the three and six fiscal months ended July 3, 2009 and June 27, 2008.
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
The amounts of goodwill and indefinite-lived intangible assets were as follows in millions of dollars:

	Goodwill				Indefinite-lived assets - Trade names
	North	Europe and			North	Europe and
	America	North Africa	ROW	Total	America	North Africa	ROW	Total
Balance at December 31, 2008	$0.8	$22.9	$148.2	$171.9	$—	$0.5	$122.6	$123.1
Acquisitions		(22.1)	0.6	(21.5)	—	—	—	—
Currency translation and other adjustments		(0.8)	0.4	(0.4)	—	—	3.3	3.3

Balance at July 3, 2009	$0.8	$—	$149.2	$150.0	$—	$0.5	$125.9	$126.4

In May 2009, the Company finalized its purchase price allocation related to the acquisition of Enica Biskra in the Company’s Europe and North Africa segment. As a result of the fair value of net assets acquired exceeding the purchase price the Company recorded an adjustment of $22.1 million to goodwill in order to allocate the pro rata reduction of amounts that would otherwise be assigned to all of the net assets acquired as a result in the increase in the value of property, plant and equipment. The Company recorded goodwill and trade names of $149.2 million and $125.9 million, respectively, after currency translation adjustments related to the acquisition of PDIC in the Company’s ROW segment.

The amounts of other intangible assets — customer relationships were as follows in millions of dollars:

	July 3,	December 31,
	2009	2008
Amortized intangible assets:
Customer relationships	$106.4	$106.4
Accumulated amortization	(27.0)	(19.1)
Foreign currency translation adjustment	(6.4)	(8.6)

Total Amortized intangible assets	$73.0	$78.7

As part of the PDIC acquisition, the Company acquired certain customer relationships for which the fair market value as of October 31, 2007 was $104.9 million, before currency translation adjustments. Amortized intangible assets are stated at cost less accumulated amortization as of July 3, 2009 and December 31, 2008. Customer relationships have been determined to have a useful life in the range of 3.5 to 10 years and the Company has accelerated the amortization expense to align with the historical customer attrition rates. The amortization of intangible assets for the first six fiscal months of 2009 was $7.9 million. The estimated amortization expense during the twelve month periods beginning July 3, 2009 through June 30, 2014 are $14.0 million, $12.4 million, $9.2 million, $8.4 million, $7.6 million and $21.4 million thereafter.
7. Long-Term Debt
Long-term debt consists of the following (in millions):

	July 3,	December 31,
	2009	2008
1.00% Senior Convertible Notes due 2012	$475.0	$475.0
Debt discount on 1.00% Senior Convertible Notes due 2012	(87.6)	(99.3)
0.875% Convertible Notes due 2013	355.0	355.0
Debt discount on 0.875% Convertible Notes due 2013	(85.3)	(93.3)
7.125% Senior Notes due 2017	200.0	200.0
Senior Floating Rate Notes	125.0	125.0
PDIC credit facilities	71.1	71.5
Spanish Term Loan	57.0	64.1
Silec credit facilities	49.4	84.9
Amended credit facility	10.6	—
Other	82.9	71.1

Total debt	1,253.1	1,254.0
Less current maturities	179.0	230.5

Long-term debt	$1,074.1	$1,023.5

Weighted average interest rates on the above outstanding balances were as follows:
1.00% Senior Convertible Notes due 2012	7.5%	7.5%
0.875% Convertible Notes due 2013	7.35%	7.35%
7.125% Senior Notes due 2017	7.125%	7.125%
Senior Floating Rate Notes	2.9%	6.3%
PDIC credit facilities	3.0%	5.3%
Spanish Term Loan	4.4%	4.4%
Silec credit facilities	2.6%	4.4%
Amended credit facility	3.25%	—%
Other	4.0%	5.8%
1.00% Senior Convertible Notes
The Company’s 1.00% Senior Convertible Notes were issued in September 2007 in the amount of $475.0 million. The 1.00% Senior Convertible Notes bear interest at a fixed rate of 1.00%, payable semi-annually in arrears, and mature in 2012. As a result of adopting FSP APB 14-1 on January 1, 2009, as discussed in Note 2, the Company has separately accounted for the liability and equity components of the instrument, retrospectively, based on the Company’s nonconvertible debt borrowing rate on the instrument’s issuance date of 7.5%. At issuance, the liability and equity components were $348.2 million and $126.8 million, respectively. The equity component (debt discount) is being amortized to interest expense based on the effective interest method. The net book value as of July 3, 2009 was $387.4 million (net of debt discount of $87.6 million). The estimated fair value of the 1.00% Senior Convertible Notes was approximately $383.0 million at July 3, 2009.
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
Pursuant to Emerging Issues Task Force (“EITF”) 07-5 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” and FSP APB 14-1, as discussed in Note 2, the 1.00% Senior Convertible Notes are accounted for as convertible debt in the accompanying condensed consolidated balance sheet and the embedded conversion option in the 1.00% Senior Convertible Notes has not been accounted for as a separate derivative. For a discussion of the effects of the 1.00% Senior Convertible Notes on earnings per share, see Note 14.
Proceeds from the 1.00% Senior Convertible Notes were used to partially fund the purchase price of $707.6 million related to the PDIC acquisition and to pay transaction costs of approximately $12.3 directly related to the issuance that have been allocated to the liability and equity components in proportion to the allocation of proceeds, in accordance with FSP APB 14-1.
0.875% Convertible Notes
The Company’s 0.875% Convertible Notes were issued in November of 2006 in the amount of $355.0 million. The 0.875% Convertible Notes bear interest at a fixed rate of 0.875%, payable semi-annually in arrears, and mature in 2013. As a result of adopting FSP APB 14-1 on January 1, 2009, as discussed in Note 2, the Company has separately accounted for the liability and equity components of the instrument, retrospectively, based on the Company’s nonconvertible debt borrowing rate on the instrument’s issuance date of 7.35%. At issuance, the liability and equity components were $230.9 million and $124.1 million, respectively. The equity component (debt discount) is being amortized to interest expense based on the effective interest method. The net book value as of July 3, 2009 was $269.7 million (net of debt discount of $85.3 million). The estimated fair value of the 0.875% Convertible Notes was approximately $326.6 million at July 3, 2009.
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
Pursuant to Emerging Issues Task Force (“EITF”) 07-5 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” and FSP APB 14-1, as discussed in Note 2, the 0.875% Convertible Notes are accounted for as convertible debt in the accompanying condensed consolidated balance sheet and the embedded conversion option in the 0.875% Convertible Notes has not been accounted for as a separate derivative. For a discussion of the effects of the 0.875% Convertible Notes and the bond hedges and warrants discussed below on earnings per share, see Note 14.
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
The note hedges and warrants are separate and legally distinct instruments that bind the Company and the counterparties and have no binding effect on the holders of the 0.875% Convertible Notes. In addition, pursuant to FSP APB 14-1 and EITF 07-5, the note hedges and warrants are accounted for as equity transactions. Therefore, the payment associated with the issuance of the note hedges and the proceeds received from the issuance of the warrants were recorded as a charge and an increase, respectively, in additional paid-in capital in shareholders’ equity as separate equity transactions.

Proceeds from the offering were used to pay down $87.8 million outstanding, including accrued interest, under the Company’s Amended Credit Facility, to pay $124.5 million for the cost of the note hedges, and to pay transaction costs of approximately $9.4 directly related to the issuance that have been allocated to the liability and equity components in proportion to the allocation of proceeds, in accordance with FSP APB 14-1. Additionally, the Company received $80.4 million in proceeds from the issuance of the warrants. At the conclusion of these transactions, the net effect of the receipt of the funds from the 0.875% Convertible Notes and the payments and proceeds mentioned above was an increase in cash of approximately $213.7 million, which is being used by the Company for general corporate purposes including acquisitions.
7.125% Senior Notes and Senior Floating Rate Notes
On March 21, 2007, the Company completed the issuance and sale of $325.0 million in aggregate principal amount of new senior unsecured notes, comprised of $125.0 million of Senior Floating Rate Notes due 2015 (the “Senior Floating Rate Notes”) and $200.0 million of 7.125% Senior Fixed Rate Notes due 2017 (the “7.125% Senior Notes” and together, the “Notes”). The Notes were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). An exchange offer commenced on June 11, 2007 and was completed on July 26, 2007 to replace the unregistered Notes with registered Notes with like terms pursuant to an effective Registration Statement on Form S-4. The Notes are jointly and severally guaranteed by the Company’s wholly-owned U.S. and Canadian subsidiaries. The estimated fair value of the 7.125% Senior Notes and Senior Floating Rate Notes was approximately $176.0 million and $101.9 million, respectively, at July 3, 2009.
The Senior Floating Rate Notes bear interest at an annual rate equal to the 3-month LIBOR rate plus 2.375%, which combine for a rate of 2.9% at July 3, 2009. Interest on the Senior Floating Rate Notes is payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, commencing on July 1, 2007. The 7.125% Senior Notes bear interest at a rate of 7.125% per year and are payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2007. The Senior Floating Rate Notes mature on April 1, 2015 and the 7.125% Senior Notes mature on April 1, 2017.
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
PDIC credit facilities
As of July 3, 2009, PDIC related debt was $71.1 million of which approximately $70.9 million was short-term financing agreements at various interest rates. The weighted average interest rate was 3.0% as of July 3, 2009. The Company has approximately $327.6 million of borrowing availability under the various credit facilities at July 3, 2009.

Spanish Term Loans and Spanish Credit Facility
As of July 3, 2009 and December 31, 2008, the U.S. dollar equivalent of $57.0 million and $64.1 million, respectively, was outstanding under the following term loan facilities. In February 2008, the Company entered into a term loan in the amount of 20 million euros with an interest rate of Euribor plus 0.5%. The term loan is payable in semi-annual installments, due in August and February, maturing in February 2013. The proceeds were used to partially fund the acquisition of Enica Biskra and for general working capital purposes. There is no remaining availability under these Spanish Term Loans. Simultaneously, the Company entered into a fixed interest rate swap to coincide with the terms and conditions of the term loan starting in August 2008 and maturing in February 2013 that will effectively hedge the variable interest rate with a fixed interest rate of 4.2%. In April 2008, the Company entered into a term loan in the amount of 10 million euros with an interest rate of Euribor plus 0.75%. The term loan is payable in semi-annual installments, due in April and October, maturing in April 2013. Simultaneously, the Company entered into a fixed interest rate swap to coincide with the terms and conditions of the term loan starting in October 2008 and maturing in April 2013 that will effectively hedge the variable interest rate with a fixed interest rate of 4.58%. In June 2008, the Company entered into a term loan in the amount of 21 million euros with an interest rate of Euribor plus 0.75%. The term loan is payable in quarterly installments, due in March, June, September and December, maturing in June 2013. Simultaneously, the Company entered into a fixed interest rate swap to coincide with the terms and conditions of the term loan starting in September 2008 and maturing in June 2013 that will effectively hedge the variable interest rate with a fixed interest rate of 4.4%.
Three Spanish Credit Facilities totaling 45 million euros were established in 2008, and mature in 2010, 2011 and 2013 and carry an interest rate of Euribor plus 0.4% to 0.65% depending on certain debt ratios. No funds are currently drawn under these facilities, leaving undrawn availability of approximately the U.S. dollar equivalent of $62.9 million as of July 3, 2009. Commitment fees ranging from 15 to 25 basis points per annum on any unused commitments under these credit facilities are payable on a quarterly basis.
The Spanish Term Loan and Spanish Credit Facility are subject to certain financial ratios of the Company’s European subsidiaries, which includes minimum net equity and net debt to EBITDA (earnings before interest, taxes, depreciation and amortization). At July 3, 2009 and December 31, 2008, the Company was in compliance with all covenants under these facilities. In addition, the indebtedness under the combined facilities is guaranteed by the Company’s Portuguese subsidiary and by Silec Cable, S.A.
Silec credit facilities
As of July 3, 2009, Silec’s debt was the U.S. dollar equivalent of $49.4 million. The debt consisted of approximately $32.3 million relating to an uncommitted accounts receivable facility and approximately $17.1 million of short-term financing agreements at a weighted average interest rate of 2.6%. The Company has approximately $59.1 million of excess availability under these short-term financing agreements.
Senior Secured Revolving Credit Facility (“Amended Credit Facility”)
The Company’s current senior secured revolving credit facility (“Amended Credit Facility”), as amended, is a five-year, $400.0 million asset based revolving credit agreement that includes an approximate $50.0 million sublimit for the issuance of commercial and standby letters of credit and a $20.0 million sublimit for swingline loans. Loans under the Amended Credit Facility bear interest at the Company’s option, equal to either an alternate base rate (prime plus 0.00% to 0.625%) or an adjusted LIBOR rate plus an applicable margin percentage (LIBOR plus 1.125% to 1.875%). The applicable margin percentage is subject to adjustments based upon the excess availability, as defined. At July 3, 2009, the Company had outstanding borrowings of $10.6 million and undrawn availability of $305.6 million under the Amended Credit Facility. As of July 3, 2009, the Company had outstanding letters of credit related to this Amended Credit Facility of $29.9 million. The weighted average interest rate on borrowings outstanding under the Amended Credit Facility was approximately 3.25% as of July 3, 2009.
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
The Amended Credit Facility requires that the Company comply with certain financial covenants, the principal covenant of which is a quarterly minimum fixed charge coverage ratio test, which is only applicable when excess availability, as defined, is below a certain threshold. At July 3, 2009, the Company was in compliance with all covenants under the Amended Credit Facility. In addition, the Amended Credit Facility includes negative covenants, which restrict certain acts. However, the Company will be permitted to declare and pay dividends or distributions on the Series A preferred stock so long as there is no default under the Amended Credit Facility and the Company meets certain financial conditions. The Credit Facility was originally established in November 2003 and has been periodically amended, however, there have been no other terms or conditions of the Amended Credit Facility that have been changed from those terms and conditions disclosed in the Company’s 2008 Annual Report on Form 10-K.
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

Other
As of July 3, 2009 and December 31, 2008, ECN Cable’s debt was the U.S. dollar equivalent of $26.9 million and $17.4 million, respectively. As of July 3, 2009 the debt consisted of approximately $2.0 million relating to an uncommitted accounts receivable facility and approximately $24.9 million of various credit facilities. The Company has approximately $48.2 million of excess availability under the uncommitted accounts receivable facility and the credit facilities.
At July 3, 2009, maturities of long-term debt during twelve month periods beginning July 3, 2009 through June 30, 2014 are $179.0 million, $36.9 million, $14.3 million, $412.2 million and $269.7 million, respectively, and $341.0 million thereafter.
As of July 3, 2009 and December 31, 2008, the Company was in compliance with all debt covenants.
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
Cash Flow Hedges
General Cable utilizes interest rate swaps to manage its interest expense exposure by fixing its interest rate on portions of the Company’s floating rate debt. The Company has entered into interest rate swaps on the Company’s Spanish Term Loans, as discussed above in Note 7. As of July 3, 2009, in addition to the above mentioned Spanish Term Loans related interest rate swaps with a notional value of $61.4 million, the Company has one outstanding interest rate swap on $9.0 million of variable rate debt (classified as “Other” debt) which provides for a fixed interest rate of 4.4% maturing in October 2011. The fair value of these financial derivatives, which are designated as and qualify as cash flow hedges as defined in SFAS No. 133, are based on quoted market prices, which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments.
Outside of North America, the Company enters into commodity futures contracts, which are designated and qualify as cash flow hedges as defined in SFAS No. 133, for the purchase of copper, aluminum and lead for delivery in a future month to match certain sales transactions.
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

Fair Value of Derivatives Instruments
The notional amounts and fair values of derivatives designated as cash flow hedges and derivatives not designated as cash flow hedges at July 3, 2009 are shown below (in millions).

	July 3, 2009
	Notional	Fair Value
	Amount	Asset (1)	Liability (2)
Derivatives designated as cash flow hedges:
Interest rate swap	$70.4	$2.9	$0.6
Commodity futures	162.4	3.4	26.4
Foreign currency exchange	317.4	2.3	4.1

		$8.6	$31.1

Derivatives not designated as cash flow hedges:
Commodity futures	$0.6	—	0.6
Foreign currency exchange	15.1	0.1	0.1
Cross currency interest rate swap	8.0	—	—

		$0.1	$0.7

(1)	Balance recorded in “Prepaid expenses and other” and “Other non-current assets”.

(2)	Balance recorded in “Accrued liabilities” and “Other liabilities”.
Depending on the extent of an unrealized loss position on a derivative contract held by the Company, certain counterparties may require collateral to secure the Company’s derivative contract position. The Company recorded $8.7 million in the “prepaid expenses and other” line item on the condensed consolidated balance sheet as of December 31, 2008. As of July 3, 2009, there were no contracts held by the Company that required collateral to secure the Company’s derivative liability positions.
For the above derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the unrealized gain and loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings, which generally occurs over periods of less than one year. Gains and loss on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

	Three fiscal months ended July 3, 2009
			Ineffective portion and
	Effective Portion	Reclassified from	amount excluded from
	recognized in OCI	Accumulated OCI	effectiveness testing
	Gain / (Loss)	Gain / (Loss)	Gain / (Loss)	Location
Derivatives designated as cash flow hedges:
Interest rate swap	$0.1	$(0.1)	$—	Interest Expense
Commodity futures	8.1	(5.5)	0.1	Costs of Sales
Foreign currency exchange	8.8	(3.2)	(0.5)	Other income / (expense)

Total	$17.0	$(8.8)	$(0.4)

	Six fiscal months ended July 3, 2009
			Ineffective portion and
	Effective Portion	Reclassified from	amount excluded from
	recognized in OCI	Accumulated OCI	effectiveness testing
	Gain / (Loss)	Gain / (Loss)	Gain / (Loss)	Location
Derivatives designated as cash flow hedges:
Interest rate swap	$2.4	$(0.2)	$(0.1)	Interest Expense
Commodity futures	(23.0)	(42.3)	—	Costs of Sales
Foreign currency exchange	(2.9)	(3.8)	1.1	Other income / (expense)

Total	$(23.5)	$(46.3)	$1.0

For the above derivative instruments that are not designated as cash flow hedges, the unrealized gain or loss on the derivatives is reported in current earnings. For the three and six fiscal months ended of July 3, 2009, the Company recorded a gain of $0.9 million and a loss of $0.6 million, respectively, for derivatives instruments not designated as cash flow hedges in other income/(expense) on the condensed consolidated statement of operations. At the end of June 2009, the Company entered into a U.S. dollar to Mexican peso cross currency and interest rate swap agreement on an $8.0 million intercompany loan among its subsidiaries in its ROW operations, in order to hedge the effects of the changes in spot exchange rates and to exchange floating rate interest with a fixed interest rate of 8.46%. The swap matures in March 2011.

Other Forward Pricing Agreements
In the normal course of business, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption of SFAS No. 133 because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At July 3, 2009 and December 31, 2008, General Cable had $60.4 million and $90.5 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At July 3, 2009 and December 31, 2008, the fair value of these arrangements were $60.8 million and $65.4 million, respectively, and General Cable had an unrealized gain (loss) of $0.4 million and $(25.1) million, respectively, related to these transactions. General Cable believes the unrealized gains (losses) under these agreements to be largely offset as a result of firm sales price commitments with customers.
9. Income Taxes
The Company accounts for uncertain income tax positions under the principles of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). During the second quarter of 2009, the Company accrued approximately $2.7 million of income tax expense for uncertain tax positions likely to be taken in the current year and for interest and penalties on tax positions taken in prior periods, all of which would have a favorable impact on the effective tax rate, if recognized.
The Company believes that it is reasonably possible that approximately $2.9 million related to various state and foreign unrecognized tax positions could change within the next twelve months due to expiration of the statute of limitations or tax audit settlements.
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
The components of net periodic benefit cost for pension benefits were as follows (in millions):

	Three Fiscal Months Ended
	July 3, 2009		June 27, 2008
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$0.4	$0.6	$0.4	$0.6
Interest cost	2.1	1.2	2.0	1.3
Expected return on plan assets	(1.9)	(0.4)	(2.7)	(0.5)
Amortization of prior service cost	0.1	—	0.1	—
Amortization of net loss	1.8	0.1	0.7	0.2

Net pension expense (gain)	$2.5	$1.5	$0.5	$1.6

	Six Fiscal Months Ended
	July 3, 2009		June 27, 2008
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$0.8	$1.2	$0.8	$1.2
Interest cost	4.1	2.5	4.0	2.6
Expected return on plan assets	(3.7)	(0.8)	(5.4)	(1.0)
Amortization of prior service cost	0.3	—	0.3	—
Amortization of net loss	3.5	0.2	1.2	0.3

Net pension expense	$5.0	$3.1	$0.9	$3.1

Defined benefit pension plan cash contributions for the three and six fiscal months ended July 3, 2009 were $1.8 million and $3.6 million, respectively. Defined benefit pension plan cash contributions for the three and six fiscal months ended June 27, 2008 were $1.2 million and $2.2 million, respectively.
Postretirement Benefits Other Than Pensions
General Cable has postretirement benefit plans that provide medical and life insurance for certain retirees and eligible dependents. General Cable funds the plans as claims or insurance premiums are incurred.
Net postretirement benefit expense included the following components (in millions):

	Three Fiscal Months Ended		Six Fiscal Months Ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008
Service cost	$—	$—	$0.1	$0.1
Interest cost	0.1	0.1	0.2	0.2
Net amortization and deferral	0.1	0.1	0.1	0.1

Net postretirement benefit expense	$0.2	$0.2	$0.4	$0.4

Defined Contribution Plans
Expense under both U.S. and non-U.S. defined contribution plans generally equals up to six percent of each eligible employee’s covered compensation based on the location and status of the employee. The net defined contribution plan expense recognized for the three and six fiscal months ended July 3, 2009 was $2.2 million and $4.9 million, respectively. The net defined contribution plan expense recognized for the three and six fiscal months ended June 27, 2008 was $2.1 million and $4.8 million, respectively.
11. Shareholders’ Equity
General Cable is authorized to issue 200 million shares of common stock and 25 million shares of preferred stock.
Condensed consolidated statement of changes in equity is presented below for July 3, 2009 and June 27, 2008.

		General Cable shareholders
							Accumulated
		Preferred	Common	Add’l			Other
		stock	Stock	Paid in	Treasury	Retained	Comprehensive	Noncontrolling
	Total	Amount	Amount	Capital	Stock	Earnings	Income/(Loss)	Interest

Balance, December 31, 2008	$992.1	$3.8	$0.6	$486.6	$(71.9)	$597.9	$(146.0)	$121.1
Comprehensive income:
Net income including noncontrolling interest	105.6					101.4		4.2
Foreign currency translation adj.	33.5						31.4	2.1
Unrealized gain (loss) on financial instruments	39.0						35.8	3.2
Unrealized investment gain (loss) on def comp	5.8						5.8
Defined benefit plans adjustments	—

Comprehensive income	183.9
Preferred stock dividend	(0.2)					(0.2)
Excess tax benefit from stock compensation	0.7			0.7
Other — Issuance pursuant to restricted stock, stock options and other	8.2			5.7	(1.4)	0.1		3.8

Balance, July 3, 2009	$1,184.7	$3.8	$0.6	$493.0	$(73.3)	$699.2	$(73.0)	$134.4

		General Cable shareholders
							Accumulated
		Preferred	Common	Add’l			Other
		stock	Stock	Paid in	Treasury	Retained	Comprehensive	Noncontrolling
	Total	Amount	Amount	Capital	Stock	Earnings	Income/(Loss)	Interest

Balance, December 31, 2007	$931.4	$5.1	$0.6	$466.2	$(60.3)	$409.8	$51.2	$58.8
Comprehensive income:
Net income including noncontrolling interest	134.6					127.8		6.8
Foreign currency translation adj.	39.7						41.9	(2.2)
Unrealized gain (loss) on financial instruments	35.3						32.2	3.1
Unrealized investment gain (loss) on def comp	(2.2)						(2.2)
Defined benefit plans adjustments	—

Comprehensive income	207.4
Preferred stock dividend	(0.2)					(0.2)
Excess tax benefit from stock compensation	6.8			6.8
Acquisition and divestiture	11.2							11.2
Other — Issuance pursuant to restricted stock, stock options and other	6.2	(1.3)		9.2	(1.1)	(0.6)

Balance, June 27, 2008	$1,162.8	$3.8	$0.6	$482.2	$(61.4)	$536.8	$123.1	$77.7

The components of accumulated other comprehensive income (loss) of $(78.9) million and $(157.2) million as of July 3, 2009 and December 31, 2008, respectively, consisted of the following (in millions):

	July 3, 2009		December 31, 2008
	Company		Company
	common	Noncontrolling	common	Noncontrolling
	shareholders	interest	shareholders	interest
Foreign currency translation adjustment	$12.6	$(5.8)	$(18.8)	$(7.9)
Pension adjustments, net of tax	(51.7)	—	(51.7)	—
Change in fair value of derivatives, net of tax	(34.4)	(0.1)	(70.2)	(3.3)
Unrealized investment gains, net of tax	7.2	—	1.4	—
Adoption of SFAS 158, net of tax	(7.0)	—	(7.0)	—
Other	0.3	—	0.3	—

Accumulated other comprehensive income (loss)	$(73.0)	$(5.9)	$(146.0)	$(11.2)

Comprehensive income consists of the following (in millions):

	Three fiscal months ended
	July 3, 2009		June 27, 2008
	Company		Company
	common	Noncontrolling	common	Noncontrolling
	shareholders	interest	shareholders	interest
Net income (1)	$53.0	$2.8	$68.7	$3.2
Currency translation gain (loss)	43.2	1.8	(3.1)	(1.1)
Change in fair value of derivatives, net of tax	11.5	0.6	(6.3)	(0.7)
Unrealized investment gain, net of tax	—	—	—	—

Comprehensive income	$107.7	$5.2	$59.3	$1.4

(1)	Net income before preferred stock dividend payments.

	Six fiscal months ended
	July 3, 2009		June 27, 2008
	Company		Company
	common	Noncontrolling	common	Noncontrolling
	shareholders	interest	shareholders	interest
Net income (1)	$101.4	$4.2	$127.8	$6.8
Currency translation gain (loss)	31.4	2.1	41.9	(2.2)
Change in fair value of derivatives, net of tax	35.8	3.2	32.2	3.1
Unrealized investment gain, net of tax	5.8	—	(2.1)	—

Comprehensive income	$174.4	$9.5	$199.8	$7.7

(1)	Net income before preferred stock dividend payments.

The Company maintains a deferred compensation plan (“Deferred Compensation Plan”) under the terms and conditions disclosed in the Company’s 2008 Annual Report on Form 10-K. The Company accounts for the Deferred Compensation Plan in accordance with EITF 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested.” The market value of mutual fund investments, nonvested and subsequently vested stock and restricted stock in the Rabbi Trust (the “Trust”) was $36.6 million as of July 3, 2009 and $23.5 million as of December 31, 2008. The market value of the assets held by the Trust, exclusive of the market value of the shares of the Company’s nonvested and subsequently vested stock and restricted stock, at July 3, 2009 and December 31, 2008 was $11.4 million, respectively, and is classified as “other non-current assets” in the condensed consolidated balance sheets. Amounts payable to the plan participants at July 3, 2009 and December 31, 2008, excluding the market value of the shares of the Company’s nonvested and subsequently vested stock and restricted stock, was $13.7 million and $12.6 million, respectively, and is classified as “other liabilities” in the condensed consolidated balance sheets.
12. Share-Based Compensation
General Cable has various plans which provide for granting options and common stock to certain employees and independent directors of the Company and its subsidiaries. The Company recognizes compensation expense for share-based payments based on the fair value of the awards at the grant date in accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”). The table below summarizes compensation expense for the Company’s non-qualified stock options, non-vested stock awards and performance-based non-vested stock awards based on the fair value method as estimated using the Black-Scholes valuation model for the three and six fiscal months ending July 3, 2009 and June 27, 2008.

	Three Fiscal Months Ended
	July 3, 2009	June 27, 2008
Non-qualified stock option expense	$1.3	$1.3
Non-vested stock awards expense	1.4	1.7

Total pre-tax share-based compensation expense	$2.7	$3.0

Excess tax benefit on share-based compensation (1)	$0.9	$1.6

(1)	Cash inflows recognized as financing activities in the condensed consolidated statement of cash flows.

	Six Fiscal Months Ended
	July 3, 2009	June 27, 2008
Non-qualified stock option expense	$2.5	$2.3
Non-vested stock awards expense	2.8	3.2

Total pre-tax share-based compensation expense	$5.3	$5.5

Excess tax benefit on share-based compensation (1)	$0.7	$6.8

(1)	Cash inflows recognized as financing activities in the condensed consolidated statement of cash flows.
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
13. Shipping and Handling Costs
All shipping and handling amounts billed to a customer in a sales transaction are classified as revenue. Shipping and handling costs associated with storage and handling of finished goods and storage and handling of shipments to customers included in cost of sales totaled $20.1 million and $39.8 million, respectively, for the three fiscal months ended July 3, 2009 and June 27, 2008 and $54.5 million and $77.1 million, respectively, for the six fiscal months ended July 3, 2009 and June 27, 2008.

14. Earnings Per Common Share
Effective January 1, 2009, the Company adopted FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The FSP specifies that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends shall be considered participating securities in undistributed earnings along with common shareholders. As a result, the Company retrospectively applied the two-class method of computing basic and diluted earnings per share resulting in a decrease, before the adoption of FSP APB 14-1, in earnings per share — basic of $0.04 and $0.07 for the three and six fiscal months ended June 27, 2008, respectively. Historically and for the three and six fiscal months ended July 3, 2009 and June 27, 2008, the Company did not declare, pay or otherwise accrue a dividend payable to the holders of the Company’s common stock or holders of unvested share-based payment awards (restricted stock). A reconciliation of earnings per common share — basic to earnings per common share — assuming dilution is as follows:

	Three Fiscal Months Ended		Six Fiscal Months Ended
	July 3,	June 27,	July 3,	June 27,
(in millions, except per share data)	2009	2008	2009	2008
Earnings per common share — basic:
Net income for basic EPS computation (1)	$52.9	$68.6	$101.2	$127.6

Weighted average shares outstanding for basic EPS computation (2)	52.0	52.8	51.9	52.7

Earnings per common share — basic (3)	$1.02	$1.30	$1.95	$2.42

(1)	Numerator.

(2)	Denominator — includes outstanding unvested share-based payment awards (restricted stock) as a result of adopting FSP EITF 03-6-1.

(3)	Under the two-class method, Earnings per share — basic reflects undistributed earnings per share for both common stock and unvested share-based payment awards (restricted stock).

	Three Fiscal Months Ended		Six Fiscal Months Ended
	July 3,	June 27,	July 3,	June 27,
(in millions, except per share data)	2009	2008	2009	2008
Earnings per common share — assuming dilution:
Net income attributable to Company common shareholders	$52.9	$68.6	$101.2	$127.6
Add: preferred stock dividends, if applicable	0.1	0.1	0.2	0.2

Net income for diluted EPS computation (1)	$53.0	$68.7	$101.4	$127.8

Weighted average shares outstanding including nonvested shares	52.0	52.8	51.9	52.7
Dilutive effect of convertible notes	—	1.9	—	1.5
Dilutive effect of stock options and restricted stock units	0.4	0.3	0.5	0.4
Dilutive effect of assumed conversion of preferred stock	0.4	0.4	0.4	0.4

Weighted average shares outstanding for diluted EPS computation (2)	52.8	55.4	52.8	55.0

Earnings per common share — assuming dilution	$1.00	$1.24	$1.92	$2.32

(1)	Numerator.

(2)	Denominator.
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
Regarding the 0.875% Convertible Notes, these conditions had not been met as of the three and six fiscal months ended July 3, 2009. However, these conditions were met as of the three and six fiscal months ended June 27, 2008. Therefore, approximately 1.9 million and 1.5 million shares, respectively, were considered issuable under the “treasury” method of accounting for the share dilution and have been included in the Company’s earning per share — assuming dilution calculation based upon the amount by which the average stock price for the quarter of approximately $68.31 and $64.02 for the six fiscal months ending June 27, 2008 exceeded the conversion price.
In addition, shares underlying the warrants will be included in the weighted average shares outstanding — assuming dilution when the average stock price per share for a quarter exceeds the $76.00 strike price of the warrants, and shares underlying the note hedges, per the guidance in SFAS 128, Earnings per Share, will not be included in the weighted average shares outstanding — assuming dilution because the impact of the shares will always be anti-dilutive. The condition to include underlying shares related to the warrants had not been met as of July 3, 2009 and June 27, 2008.

The following table provides an example of how changes in the Company’s stock price would require the inclusion of additional shares in the denominator of the weighted average shares outstanding - assuming dilution calculation for the 0.875% Convertible Notes. The table also reflects the impact on the number of shares that the Company would expect to issue upon concurrent settlement of the 0.875% Convertible Notes and the note hedges and warrants.

Share Price	Shares Underlying 0.875% Convertible Notes	Warrant Shares	Total Treasury Method Incremental Shares(1)	Shares Due to the Company under Note Hedges	Incremental Shares Issued by the Company upon Conversion(2)
$50.36	—	—	—	—	—
$60.36	1,167,502	—	1,167,502	(1,167,502)	—
$70.36	2,003,400	—	2,003,400	(2,003,400)	—
$80.36	2,631,259	382,618	3,013,877	(2,631,259)	382,618
$90.36	3,120,150	1,120,363	4,240,513	(3,120,150)	1,120,363
$100.36	3,511,614	1,711,088	5,222,702	(3,511,614)	1,711,088

(1)	Represents the number of incremental shares that must be included in the calculation of fully diluted shares under U.S. GAAP.

(2)	Represents the number of incremental shares to be issued by the Company upon conversion, assuming concurrent settlement of the note hedges and warrants.
Regarding the 1.00% Senior Convertible Notes, the average stock price threshold conditions had not been met as of July 3, 2009 or June 27, 2008. At any such time in the future the threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earning per share — assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price.
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

Where applicable, “Corporate” generally includes corporate activity, eliminations and assets such as; cash, deferred income taxes, certain property, including property held for sale, prepaid expenses and other certain current and non-current assets. The following tables summarize financial information for the Company’s reportable segments for the three and six fiscal months ended July 3, 2009 and June 27, 2008:

	For the three months ended,		For the six months ended,
	July 3,	June 27,	July 3,	June 27,
(in millions)	2009	2008	2009	2008
Net sales:
North America	$394.4	$628.6	$763.6	$1,169.3
Europe and North Africa	401.6	600.3	772.1	1,153.6
ROW	337.1	513.9	638.7	988.3

Total	$1,133.1	$1,742.8	$2,174.4	$3,311.2

Operating Income:
North America	$24.8	$32.5	$51.7	$63.7
Europe and North Africa	30.4	49.1	63.6	98.2
ROW	39.8	49.0	72.2	84.0

Total	$95.0	$130.6	$187.5	$245.9

(in millions)	July 3, 2009	December 31, 2008
Identifiable Assets:
North America	$803.0	$760.1
Europe and North Africa	1,440.7	1,493.3
ROW	1,499.0	1,414.6
Corporate	99.2	168.4

Total	$3,841.9	$3,836.4

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
At July 3, 2009 and December 31, 2008, General Cable had an accrued liability of approximately $0.9 million and $1.1 million, respectively, for various environmental-related liabilities of which General Cable is aware. American Premier Underwriters Inc., a former parent of General Cable, agreed to indemnify General Cable against all environmental-related liabilities arising out of General Cable’s or its predecessors’ ownership or operation of the Indiana Steel & Wire Company and Marathon Manufacturing Holdings, Inc. businesses (which were divested by General Cable), without limitation as to time or amount. While it is difficult to estimate future environmental-related liabilities accurately, General Cable does not currently anticipate any material adverse impact on its results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.
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
In addition, Company subsidiaries have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by the Company. As of July 3, 2009, General Cable was a defendant in approximately 1,128 non-maritime cases and 33,550 maritime cases brought in various jurisdictions throughout the United States. As of July 3, 2009 and December 31, 2008 the Company has accrued, on a gross basis, approximately $4.8 million and $5.0 million and has recorded approximately $0.5 million, respectively, of insurance recoveries for these lawsuits. The Company does not believe that the outcome of the litigation will have a material adverse effect on its condensed consolidated results of operations, financial position or cash flows.
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
General Cable has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. At July 3, 2009, future minimum rental payments required under non-cancelable lease agreement during twelve month periods beginning July 3, 2009 through June 30, 2014 are $10.6 million, $7.9 million, $4.9 million, $3.1 million and $1.4 million, respectively, and $4.2 million thereafter.
As of July 3, 2009, the Company had $118.9 million in letters of credit, $150.0 million in various performance bonds and $228.7 million in other guarantees. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self insurance claims, defined benefit plan obligations, contract performance and quality and other various bank financing guarantees.
17. Unconsolidated Affiliated Companies
Unconsolidated affiliated companies are those in which the Company generally owns less than 50 percent of the outstanding voting shares. The Company does not control these companies and accounts for its investments in them on the equity basis. The unconsolidated affiliated companies primarily manufacture or market wire and cable products in our ROW segment. The Company’s share of the income of these companies is reported in the condensed consolidated statement of operations under “Equity in earnings of affiliated companies.” For the three and six fiscal months ended July 3, 2009, equity in earnings of affiliated companies was $0.2 million and $0.3 million, respectively. For the three and six fiscal months ended June 27, 2008, equity in earnings of affiliated companies was $1.7 million and $2.8 million, respectively. The net investment in unconsolidated affiliated companies was $8.1 million and $7.5 million as of July 3, 2009 and December 31, 2008, respectively. As of July 3, 2009, the Company’s ownership percentages were as follows: PTDL Trading Company Ltd. 49%, Colada Continua Chilean, S.A. 41%, Keystone Electric Wire & Cable Co., Ltd. 20% and Thai Copper Rod Company Ltd. 18%.
18. Fair Value Disclosure
Effective January 1, 2008, the Company adopted SFAS 157, which provides a framework for measuring fair value under generally accepted accounting principles and subsequently, on January 1, 2009, the Company adopted FSP SFAS No. 157-2, which delayed the requirement for nonrecurring fair value measurements of assets and liabilities to be disclosed in reporting periods in which 1) the assets or liabilities are subject to remeasurement at fair value after initial recognition and 2) the resulting measurement is reflected in the financial statements. The adoption of FSP SFAS No. 157-2 had no impact on the Company’s condensed consolidated balance sheet, results of operations or cash flows as of July 3, 2009.

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
Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	July 3, 2009
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Fair Value
Assets:
Derivative assets	$—	$8.7	$—	$8.7
Trading securities(1)	11.4	—	—	11.4

Total Assets	$11.4	$8.7	$—	$20.1

Liabilities
Derivative liabilities	$—	$31.8	$—	$31.8

Total liabilities	$—	$31.8	$—	$31.8

(1)
Trading securities are held in rabbi trust as part of the Company’s deferred compensation plan and are accounted for in accordance with EITF 97-14, see Note 11 to the condensed consolidated financial statements.

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
19. Supplemental Guarantor Information
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

Condensed Statements of Operations
Three Fiscal Months Ended July 3, 2009

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$389.8	$743.3	$—	$1,133.1
Intercompany	13.3	0.5	9.3	(23.1)	—

	13.3	390.3	752.6	(23.1)	1,133.1
Cost of sales	—	335.0	630.7	(9.3)	956.4

Gross profit	13.3	55.3	121.9	(13.8)	176.7
Selling, general and administrative expenses	10.6	33.0	51.9	(13.8)	81.7

Operating income	2.7	22.3	70.0	—	95.0
Other income (expense)	0.1	1.8	4.7	—	6.6
Interest income (expense):
Interest expense	(17.4)	(16.8)	(10.4)	22.5	(22.1)
Interest income	16.6	5.9	0.6	(22.5)	0.6

	(0.8)	(10.9)	(9.8)	—	(21.5)

Income before income taxes	2.0	13.2	64.9	—	80.1
Income tax provision	(0.7)	(8.4)	(15.4)	—	(24.5)
Equity in net income of subsidiaries	51.6	46.9	0.1	(98.4)	0.2

Net income	52.9	51.7	49.6	(98.4)	55.8
Less: preferred stock dividends	0.1	—	—	—	0.1
Less: net income attributable to noncontrolling interest	—	—	2.8	—	2.8

Net income applicable to Company common shareholders	$52.8	$51.7	$46.8	$(98.4)	$52.9

Condensed Statements of Operations
Six Fiscal Months Ended July 3, 2009

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$752.4	$1,422.0	$—	$2,174.4
Intercompany	27.3	1.1	19.4	(47.8)	—

	27.3	753.5	1,441.4	(47.8)	2,174.4
Cost of sales	—	629.8	1,199.8	(19.4)	1,810.2

Gross profit	27.3	123.7	241.6	(28.4)	364.2
Selling, general and administrative expenses	21.8	76.6	106.7	(28.4)	176.7

Operating income	5.5	47.1	134.9	—	187.5
Other income (expense)	0.1	1.0	9.0	—	10.1
Interest income (expense):
Interest expense	(34.9)	(34.2)	(20.7)	45.2	(44.6)
Interest income	33.6	11.7	1.7	(45.2)	1.8

	(1.3)	(22.5)	(19.0)	—	(42.8)

Income before income taxes	4.3	25.6	124.9	—	154.8
Income tax provision	(1.6)	(14.3)	(33.6)	—	(49.5)
Equity in net income of subsidiaries	98.6	87.4	0.2	(185.9)	0.3

Net income	101.3	98.7	91.5	(185.9)	105.6
Less: preferred stock dividends	0.2	—	—	—	0.2
Less: net income attributable to noncontrolling interest	—	—	4.2	—	4.2

Net income applicable to Company common shareholders	$101.1	$98.7	$87.3	$(185.9)	$101.2

Condensed Statements of Operations
Three Fiscal Months Ended June 27, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$618.8	$1,124.0	$—	$1,742.8
Intercompany	15.1	0.7	16.1	(31.9)	—

	15.1	619.5	1,140.1	(31.9)	1,742.8
Cost of sales	—	550.3	981.3	(16.1)	1,515.5

Gross profit	15.1	69.2	158.8	(15.8)	227.3
Selling, general and administrative expenses	12.6	37.9	62.0	(15.8)	96.7

Operating income	2.5	31.3	96.8	—	130.6
Other income (expense)	0.3	0.5	(2.6)	—	(1.8)
Interest income (expense):
Interest expense	(17.2)	(18.6)	(17.6)	28.3	(25.1)
Interest income	16.9	11.4	3.5	(28.3)	3.5

	(0.3)	(7.2)	(14.1)	—	(21.6)

Income before income taxes	2.5	24.6	80.1	—	107.2
Income tax provision	(2.3)	(12.2)	(22.5)	—	(37.0)
Equity in net income of subsidiaries	68.5	56.1	1.7	(124.6)	1.7

Net income	68.7	68.5	59.3	(124.6)	71.9
Less: preferred stock dividends	0.1	—	—	—	0.1
Less: net income attributable to noncontrolling interest	—	—	3.2	—	3.2

Net income applicable to Company common shareholders	$68.6	$68.5	$56.1	$(124.6)	$68.6

Condensed Statements of Operations
Six Fiscal Months Ended June 27, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,148.1	$2,163.1	$—	$3,311.2
Intercompany	29.2	1.3	27.4	(57.9)	—

	29.2	1,149.4	2,190.5	(57.9)	3,311.2
Cost of sales	—	1,014.6	1,884.0	(27.4)	2,871.2

Gross profit	29.2	134.8	306.5	(30.5)	440.0
Selling, general and administrative expenses	24.0	74.0	126.6	(30.5)	194.1

Operating income (loss)	5.2	60.8	179.9	—	245.9
Other income (expense)	(0.7)	0.6	(0.3)	—	(0.4)
Interest income (expense):
Interest expense	(34.5)	(38.7)	(23.0)	47.4	(48.8)
Interest income	35.3	12.2	6.2	(47.4)	6.3

	0.8	(26.5)	(16.8)	—	(42.5)

Income before income taxes	5.3	34.9	162.8	—	203.0
Income tax provision	(4.7)	(19.7)	(46.8)	—	(71.2)
Equity in net income of subsidiaries	127.2	112.0	2.8	(239.2)	2.8

Net income	127.8	127.2	118.8	(239.2)	134.6
Less: preferred stock dividends	0.2	—	—	—	0.2
Less: net income attributable to noncontrolling interest	—	—	6.8	—	6.8

Net income applicable to Company common shareholders	$127.6	$127.2	$112.0	$(239.2)	$127.6

Condensed Balance Sheets
July 3, 2009

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$0.1	$5.0	$296.2	$—	$301.3
Receivables, net of allowances	—	227.0	753.6	—	980.6
Inventories	—	298.9	676.6	—	975.5
Deferred income taxes	7.0	73.9	37.2	—	118.1
Prepaid expenses and other	3.3	31.9	43.1	—	78.3

Total current assets	10.4	636.7	1,806.7	—	2,453.8

Property, plant and equipment, net	0.3	202.4	768.4	—	971.1
Deferred income taxes	(8.7)	(1.5)	24.3	—	14.1
Intercompany accounts	1,068.8	420.9	20.7	(1,510.4)	—
Investment in subsidiaries	943.0	1,132.4	—	(2,075.4)	—
Goodwill	—	0.8	149.2	—	150.0
Intangible assets, net	—	0.7	198.7	—	199.4
Unconsolidated affiliated companies	—	2.9	5.2	—	8.1
Other non-current assets	11.2	20.6	13.6	—	45.4

Total assets	$2,025.0	$2,415.9	$2,986.8	$(3,585.8)	$3,841.9

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$115.2	$565.6	$—	$680.8
Accrued liabilities	(21.8)	110.5	256.1	—	344.8
Current portion of long-term debt	—	—	179.0	—	179.0

Total current liabilities	(21.8)	225.7	1,000.7	—	1,204.6

Long-term debt	982.1	19.7	72.3	—	1,074.1
Deferred income taxes	2.1	(3.7)	120.1	—	118.5
Intercompany accounts	—	1,089.5	420.9	(1,510.4)	—
Other liabilities	12.3	141.8	105.9	—	260.0

Total liabilities	974.7	1,473.0	1,719.9	(1,510.4)	2,657.2

Total Company shareholders’ equity	1,050.3	942.9	1,132.5	(2,075.4)	1,050.3

Noncontrolling interest	—	—	134.4	—	134.4

Total liabilities and shareholders’ equity	$2,025.0	$2,415.9	$2,986.8	$(3,585.8)	$3,841.9

Condensed Balance Sheets
December 31, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$2.3	$28.1	$252.2	$—	$282.6
Receivables, net of allowances	—	211.9	820.1	—	1,032.0
Inventories	—	269.0	684.2	—	953.2
Deferred income taxes	7.0	90.8	34.5	—	132.3
Prepaid expenses and other	(1.4)	21.4	51.5	—	71.5

Total current assets	7.9	621.2	1,842.5	—	2,471.6

Property, plant and equipment, net	0.6	203.4	676.9	—	880.9
Deferred income taxes	26.4	(1.5)	31.1	—	56.0
Intercompany accounts	1,037.3	413.1	21.3	(1,471.7)	—
Investment in subsidiaries	774.0	982.2	—	(1,756.2)	—
Goodwill	—	0.9	171.0	—	171.9
Intangible assets, net	—	0.7	201.1	—	201.8
Unconsolidated affiliated companies	—	1.9	5.6	—	7.5
Other non-current assets	17.3	20.0	9.4	—	46.7

Total assets	$1,863.5	$2,241.9	$2,958.9	$(3,227.9)	$3,836.4

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$119.9	$637.3	$—	$757.2
Accrued liabilities	(19.4)	125.3	317.4	—	423.3
Current portion of long-term debt	—	1.0	229.5	—	230.5

Total current liabilities	(19.4)	246.2	1,184.2	—	1,411.0

Long-term debt	962.4	10.2	50.9	—	1,023.5
Deferred income taxes	37.2	(3.7)	100.1	—	133.6
Intercompany accounts	—	1,058.6	413.1	(1,471.7)	—
Other liabilities	12.3	160.8	103.1	—	276.2

Total liabilities	992.5	1,472.1	1,851.4	(1,471.7)	2,844.3

Total Company shareholders’ equity	871.0	769.8	986.4	(1,756.2)	871.0

Noncontrolling interest	—	—	121.1	—	121.1

Total liabilities and shareholders’ equity	$1,863.5	$2,241.9	$2,958.9	$(3,227.9)	$3,836.4

Condensed Statements of Cash Flows
Six Fiscal Months Ended July 3, 2009

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$21.9	$(21.4)	$135.8	$—	$136.3

Cash flows of investing activities:
Capital expenditures	—	(15.9)	(71.2)	—	(87.1)
Proceeds from properties sold	—	—	0.8	—	0.8
Intercompany accounts	(25.0)	—	—	25.0	—
Other, net	—	1.4	—	—	1.4

Net cash flows of investing activities	(25.0)	(14.5)	(70.4)	25.0	(84.9)

Cash flows of financing activities:
Preferred stock dividends paid	(0.2)	—	—	—	(0.2)
Excess tax benefits from stock-based compensation	0.7	—	—	—	0.7
Intercompany accounts	—	4.0	21.0	(25.0)	—
Proceeds from revolving credit borrowings	—	91.4	—	—	91.4
Repayments of revolving credit borrowings	—	(80.8)	—	—	(80.8)
Proceeds (repayments) of other debt	—	(2.2)	(38.3)	—	(40.5)
Proceeds from exercise of stock options	0.4	—	—	—	0.4

Net cash flows of financing activities	0.9	12.4	(17.3)	(25.0)	(29.0)

Effect of exchange rate changes on cash and cash equivalents	—	0.4	(4.1)	—	(3.7)

Increase (decrease) in cash and cash equivalents	(2.2)	(23.1)	44.0	—	18.7
Cash and cash equivalents — beginning of period	2.3	28.1	252.2	—	282.6

Cash and cash equivalents — end of period	$0.1	$5.0	$296.2	$—	$301.3

Condensed Statements of Cash Flows
Six Fiscal Months Ended June 27, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$10.0	$(47.8)	$(22.3)	$—	$(60.1)

Cash flows of investing activities:
Capital expenditures	—	(20.7)	(72.3)	—	(93.0)
Proceeds from properties sold	—	2.4	1.2	—	3.6
Acquisitions, net of cash acquired	—	—	(36.2)	—	(36.2)
Intercompany accounts	(26.9)	—	—	26.9	—
Other, net	—	0.8	(1.3)	—	(0.5)

Net cash flows of investing activities	(26.9)	(17.5)	(108.6)	26.9	(126.1)

Cash flows of financing activities:
Preferred stock dividends paid	1.4	—	(1.6)	—	(0.2)
Excess tax benefits from stock-based compensation	6.8	—	—	—	6.8
Intercompany accounts	—	22.1	4.8	(26.9)	—
Proceeds from revolving credit borrowings	—	93.3	—	—	93.3
Repayments of revolving credit borrowings	—	(47.3)	—	—	(47.3)
Proceeds (repayments) of other debt	—	(0.5)	203.4	—	202.9
Proceeds from exercise of stock options	2.3	—	—	—	2.3

Net cash flows of financing activities	10.5	67.6	206.6	(26.9)	257.8

Effect of exchange rate changes on cash and cash equivalents	—	(0.1)	14.2	—	14.1
Increase (decrease) in cash and cash equivalents	(6.4)	2.2	89.9	—	85.7

Cash and cash equivalents — beginning of period	7.2	13.2	305.3	—	325.7

Cash and cash equivalents — end of period	$0.8	$15.4	$395.2	$—	$411.4

Notes to Parent Company Condensed Financial Information
Basis of Presentation
In accordance with the requirements of Regulation S-X of the Securities and Exchange Commission, restricted net assets of the Company’s subsidiaries and the Company’s equity in the undistributed earnings of 50 percent or less owned entities exceeded 25% of the Company’s total consolidated net assets as of July 3, 2009 and December 31, 2008. As a result, Parent Company Condensed Financial Information is required to be disclosed. This financial information is condensed and omits many disclosures presented in the Condensed Consolidated Financial Statements and Notes thereto.
Parent Company Long-Term Debt
At July 3, 2009 and December 31, 2008, the Parent Company was party to various long-term financing arrangements, as summarized below:

	July 3,	December 31,
	2009	2008
Long-term debt consisted of the following (in millions):
1.00% Senior Convertible Notes due 2012	$475.0	$475.0
Debt discount on Senior Convertible Notes due 2012	(87.6)	(99.3)
0.875% Convertible Notes due 2013	355.0	355.0
Debt discount on Convertible Notes due 2013	(85.3)	(93.3)
7.125% Senior Notes due 2017	200.0	200.0
Senior Floating Rate Notes	125.0	125.0

Total Parent Company debt	982.1	962.4
Less current maturities	—	—

Parent Company Long-term debt	$982.1	$962.4

Long-term debt related to the Parent Company is discussed in Note 7 of the Notes to the Condensed Consolidated Financial Statements.
The table below summarizes maturities of long-term debt during the twelve month periods beginning July 3, 2009 through June 30, 2014.

	June 30,	June 30,	June 30,	June 30,	June 30,
(in millions)	2010	2011	2012	2013	2014
Debt maturities	$—	$—	$475.0	$355.0	$—
Commitments and Contingencies
For contingencies and guarantees related to the Parent Company, refer to Note 7 and Note 16 of the Notes to the Condensed Consolidated Financial Statements.
Dividends
Cash dividends paid to the Parent Company by its consolidated subsidiaries was $34.8 million in 2008. There were no cash dividend payments in the first three fiscal months ending July 3, 2009.
20. Subsequent Events
Management’s assessment of subsequent events did not reveal the occurrence of any material events or transactions subsequent to the second quarter ended July 3, 2009 through the issuance of this Quarterly Report on Form 10-Q filed on August 12, 2009.

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
Certain statements in this report including without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures and the Company’s or management’s beliefs, expectations or opinions, are forward-looking statements, and as such, General Cable desires to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those statements as a result of factors, risks and uncertainties over which the Company has no control. Such factors include those stated in Item 1A of the Company’s 2008 Annual Report on Form 10-K as filed with the SEC on March 2, 2009 and subsequently amended on May 8, 2009 and the Current Report on Form 8-K filed with the SEC on August 12, 2009 which as discussed in Note 1 and Note 2 of the condensed consolidated financial statements reflects the adjustment or reclassification of certain prior-periods amounts in order to reflect accounting changes as it relates to the retrospective application of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities and FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including Partial Cash Settlement).
Overview
General Cable is a global leader in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products. General Cable manages its worldwide operations based on three geographical reportable segments: 1) North America, 2) Europe and North Africa and 3) Rest of World (ROW).
The Company has strong market positions in each of the segments in which it competes due to product, geographic, and customer diversity and the Company’s ability to operate as a low cost provider. The Company sells a wide variety of copper, aluminum and fiber optic wire and cable products, which it believes represents one of the most diversified product lines in the industry. As a result, the Company is able to offer its customers a single source for most of their wire and cable requirements.
The following table sets forth net sales and operating income by reportable segment for the periods presented, in millions of dollars:

	Three Fiscal Months Ended				Six Fiscal Months Ended
	July 3, 2009		June 27, 2008		July 3, 2009		June 27, 2008
	Amount	%	Amount	%	Amount	%	Amount	%
Net sales:
North America	$394.4	35%	$628.6	36%	$763.6	35%	$1,169.3	35%
Europe and North Africa	401.6	35%	600.3	34%	772.1	36%	1,153.6	35%
ROW	337.1	30%	513.9	30%	638.7	29%	988.3	30%

Total net sales	$1,133.1	100%	$1,742.8	100%	$2,174.4	100%	$3,311.2	100%

Operating income:
North America	$24.8	26%	$32.5	25%	$51.7	28%	$63.7	26%
Europe and North Africa	30.4	32%	49.1	38%	63.6	34%	98.2	40%
ROW	39.8	42%	49.0	37%	72.2	38%	84.0	34%

Total operating income	$95.0	100%	$130.6	100%	$187.5	100%	$245.9	100%

General Cable’s reported net sales by region and therefore in total are directly influenced by the price of copper and aluminum. The price of copper and aluminum as traded on the COMEX and LME (London Metal Exchange) has historically been subject to considerable volatility. For example, in the three fiscal months ended July 3, 2009 and June 27, 2008, copper cathode on the COMEX averaged $2.15 per pound and $3.80 per pound, respectively, and the daily price of aluminum averaged $0.72 per pound and $1.38 per pound, respectively. In the six fiscal months ended July 3, 2009 and June 27, 2008, copper cathode on the COMEX averaged $1.86 per pound and $3.67 per pound, respectively, and the daily price of aluminum averaged $0.69 per pound and $1.33 per pound, respectively.

General Cable generally passes changes in copper and aluminum prices along to its customers, although there are timing delays of varying lengths depending upon the volatility of metals prices, the type of product, competitive conditions and particular customer arrangements. A significant portion of the Company’s electric utility and telecommunications business and, to a lesser extent, the Company’s electrical infrastructure business has metal escalators written into customer contracts under a variety of price setting and recovery formulas. As a result of these and a number of other practices intended to match copper and aluminum purchases with sales, profitability over time has historically not been significantly affected by changes in copper and aluminum prices. General Cable does not engage in speculative metals trading. The remainder of the Company’s business requires that volatility in the cost of metals be recovered through negotiated price changes with customers. In these instances, the ability to change the Company’s selling prices may lag the movement in metal prices by a period of time as the customer price changes are implemented.
The Company has experienced volatility on raw materials other than copper and aluminum used in cable manufacturing, such as insulating compounds, steel and wood reels, freight costs and energy costs. Generally, the Company attempts to adjust selling prices in most of its markets in order to offset the impact of raw material price and other cost volatility on reported earnings. The Company’s ability to execute and ultimately realize price adjustments are influenced by competitive conditions in its markets, including manufacturing capacity utilization. In addition, a sudden change in raw material prices when combined with the normal lag time between an announced customer price adjustment and its effective date in the market may have an impact on the Company’s reported earnings. If the Company were not able to adequately adjust selling prices in a period of increasing raw material costs, the Company may experience a decrease in reported earnings; reported earnings may increase in periods of decreasing raw material costs.
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
Current Business Environment
The wire and cable industry is competitive, mature and cost driven with minimal differentiation for many product offerings among industry participants from a manufacturing or technology standpoint. During recent years, the Company’s end markets recovered from the previous low points of demand experienced in 2003; however the global economic slowdown has resulted in lower demand as measured in metal pounds shipped during the three and six fiscal months ended July 3, 2009 as compared to the three and six fiscal months ended June 27, 2008. In the past several years, there has been significant merger and acquisition activity in the industry which the Company believes has led to a reduction in inefficient, high cost capacity.
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
The Company’s overall financial results discussed in the following MD&A reflect the diversity of the Company’s geographical presence, customer base, product offering and channels to market. In addition to the aforementioned macro-level trends, the Company anticipates that the following trends may affect the financial results of the Company during 2009. The Company’s working capital requirements have been and are expected to be impacted by continued volatile raw materials costs, including metals and insulating materials as well as freight and energy costs. Certain currencies around the world have been and may continue to remain volatile, particularly in developing markets located in certain countries in South America and Sub-Saharan Africa. Additionally, credit markets in the United States and other regions around the world remain increasingly restrictive due to economic conditions and as a result access to capital will need to be actively managed, as more fully discussed below.
The Company believes its global investment in Lean Six Sigma (“Lean”) training, coupled with effectively utilized manufacturing assets, provides a cost advantage compared to many of its competitors and generates cost savings which help offset high raw material prices and other high general economic costs over time. Also, General Cable’s customer and supplier integration capabilities, one-stop selling and geographic and product balance are sources of competitive advantage. As a result, the Company believes it is well positioned, relative to many of its competitors, in the current business environment.

As more fully discussed below in the Liquidity and Capital Resources section, the Company’s current business environment encompasses credit markets in the United States and in certain other regions around the world that have grown increasingly restrictive. The Company has access to various credit facilities around the world and believes that it can adequately fund its global working capital requirements through both internal operating cash flow and use of the various credit facilities. Overall, the capital structure changes made in recent years should allow the Company to maintain financial flexibility. The Company anticipates upward pressure on interest rates on certain of its credit facilities outside of North America at the time of renewal in the coming year. Additionally, if the rapid and significant volatility in metal prices which began in September 2008 continues the Company’s working capital requirements are expected to be variable for the foreseeable future.
Acquisitions and Divestitures
General Cable actively seeks to identify key trends in the industry to capitalize on expanding markets and new niche markets or exit declining or non-strategic markets in order to achieve better returns. The Company also sets performance targets for its business and intends to refocus or divest those activities, which fail to meet targets or do not fit long-term strategies. The results of operations of the acquired businesses discussed below have been included in the condensed consolidated financial statements since the respective dates of acquisition.
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
On May 21, 2008, the Company entered a joint venture for majority ownership of E.P.E / EN.I.CA.BISKRA/SPA (Enica Biskra), an Algerian state-owned manufacturer of low and medium voltage power and construction cables. Enica Biskra employs approximately 1,000 associates and is a leading provider of utility cables to the principal Algerian state-owned power utility and gas producer. The Company paid approximately $64.9 million in cash for its investment in Enica Biskra which included $19.1 million for the purchase of additional shares in the joint venture itself and assumed existing debt of $43.0 million (at prevailing foreign currency exchange rates on the date of purchase). Fees and expenses related to the acquisition totaled approximately $1.0 million. In 2007, the last full year before the joint venture was established, Enica Biskra reported net sales of approximately $102.0 million (based on 2007 average exchange rates). Net assets and pro forma results of the Enica Biskra acquisition are immaterial. The purchase price allocation was finalized in May 2009, see Note 6 to the condensed consolidated financial statements for additional information.
Critical Accounting Policies and Estimates
During the three fiscal months ended July 3, 2009, the Company did not change any of its critical accounting policies as disclosed in the Company’s 2008 Form 10-K. The accounting policies used in preparing the Company’s interim fiscal 2009 Condensed Consolidated Financial Statements are the same as those described in the Company’s 2008 Form 10-K, except as it relates to the adoption of new accounting standards as discussed in Notes 1, 2, 7, 8, 11, 14 and 18 to the Company’s Condensed Consolidated Financial statements included in this Form10-Q.
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

	Three Fiscal Months Ended				Six Fiscal Months Ended
	July 3, 2009		June 27, 2008		July 3, 2009		June 27, 2008
	Amount	%	Amount	%	Amount	%	Amount	%
Net sales	$1,133.1	100.0%	$1,742.8	100.0%	$2,174.4	100.0%	$3,311.2	100.0%
Cost of sales	956.4	84.4%	1,515.5	87.0%	1,810.2	83.3%	2,871.2	86.7%

Gross profit	176.7	15.6%	227.3	13.0%	364.2	16.7%	440.0	13.3%
Selling, general and administrative expenses	81.7	7.2%	96.7	5.5%	176.7	8.1%	194.1	5.9%

Operating income	95.0	8.4%	130.6	7.5%	187.5	8.6%	245.9	7.4%
Other income (expense)	6.6	0.6%	(1.8)	(0.1)%	10.1	0.5%	(0.4)	—%
Interest expense, net	(21.5)	(1.9)%	(21.6)	(1.2)%	(42.8)	(2.0)%	(42.5)	(1.3)%

Income before income taxes	80.1	7.1%	107.2	6.2%	154.8	7.1%	203.0	6.1%
Income tax provision	(24.5)	(2.2)%	(37.0)	(2.1)%	(49.5)	(2.3)%	(71.2)	(2.2)%
Equity in net earnings of affiliated companies	0.2	—%	1.7	0.1%	0.3	—%	2.8	0.1%

Net income including noncontrolling interest	55.8	4.9%	71.9	4.1%	105.6	4.9%	134.6	4.1%
Less: preferred stock dividends	0.1	—%	0.1	—%	0.2	—%	0.2	—%
Less: net income attributable noncontrolling interest	2.8	0.2%	3.2	0.2%	4.2	0.2%	6.8	0.2%

Net income attributable to Company common shareholders	$52.9	4.7%	$68.6	3.9%	$101.2	4.7%	$127.6	3.9%

Three Fiscal Months Ended July 3, 2009 Compared with Three Fiscal Months Ended June 27, 2008
Net Sales
The following tables set forth net sales, metal-adjusted net sales and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for the second quarter of 2008 have been adjusted to reflect the 2009 copper COMEX average price of $2.15 per pound (a $1.65 decrease compared to the same period in 2008) and the aluminum rod average price of $0.72 per pound (a $0.66 decrease compared to the same period in 2008). Metal-adjusted net sales, a non-GAAP financial measure, are provided herein in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. See previous discussion of metal price volatility in the “Overview” section.

	Net Sales
	Three Fiscal Months Ended
	July 3, 2009		June 27, 2008
	Amount	%	Amount	%
North America	$394.4	35%	$628.6	36%
Europe and North Africa	401.6	35%	600.3	34%
ROW	337.1	30%	513.9	30%

Total net sales	$1,133.1	100%	$1,742.8	100%

	Metal-Adjusted Net Sales
	Three Fiscal Months Ended
	July 3, 2009		June 27, 2008
	Amount	%	Amount	%
North America	$394.4	35%	$493.8	36%
Europe and North Africa	401.6	35%	491.5	36%
ROW	337.1	30%	372.8	27%

Total metal-adjusted net sales	$1,133.1	100%	$1,358.1	100%

Metal adjustment	—		384.7

Total net sales	$1,133.1		$1,742.8

	Metal Pounds Sold
	Three Fiscal Months Ended
	July 3, 2009		June 27, 2008
	Pounds	%	Pounds	%
North America	81.2	33%	102.8	35%
Europe and North Africa	74.5	30%	85.7	29%
ROW	89.0	36%	104.7	36%

Total metal pounds sold	244.7	100%	293.2	100%

Net sales decreased $609.7 million to $1,133.1 million in the second quarter of 2009 from $1,742.8 million in the second quarter of 2008. After adjusting 2008 net sales to reflect the $1.65 decrease in the average monthly COMEX price per pound of copper and the $0.66 decrease in the average aluminum rod price per pound, net sales of $1,133.1 million reflect a decrease of $225.0 million or 17%, from the metal adjusted net sales of $1,358.1 million in 2008. Volume, as measured by metal pounds sold decreased 48.5 million pounds or 17% to 244.7 million pounds in the second quarter of 2009 as compared to 293.2 million pounds in the second quarter of 2008. Excluding the impact of recent acquisitions, metal pounds sold decreased by 58.1 million pounds or 20%. Metal pounds sold is provided herein as the Company believes this metric to be a reasonable measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. Lower sales volume as estimated using metal pounds sold of $103.3 million and unfavorable foreign currency exchange rate changes on the translation of reported revenues of $173.4 million have been partially offset by product mix improvements of $19.1 million and incremental sales attributable to the previously mentioned acquisitions of PDP in June 2008 and Enica Biskra in May 2008 of $32.6 million.
Metal-adjusted net sales in the North America segment decreased $99.4 million, or 20% principally due to lower sales volume of $39.4 million, unfavorable selling prices and product mix of $44.1 million and unfavorable foreign currency exchange rate changes of $15.9 million, principally related to the Canadian dollar. The decrease in sales volume is primarily the result of ongoing weak economic conditions in the United States and Canada which has affected a broad spectrum of product lines in North America. Weakness in the housing industry in the United States and Canada continued to negatively impact the demand for low-voltage and smaller gauge size cables used in electric power distribution. Growth rates continue to be and are expected to be variable depending on related product business cycles and the approval and funding cycle times for large utility projects. The Company believes that utilities may also be curtailing capital expenditures or taking a more guarded approach to grid reliability problems in the face of the economic conditions and tightened credit markets in the United States. Demand trends for telecommunication products from the RBOCs continue to decline due to the RBOCs broadband investment, weakness in the U.S. housing market, RBOC merger activity, fiber-to-the-home initiatives, and budgetary constraints caused partially by volatile copper costs, which have reduced both RBOC and distributor purchasing volume in this segment. The negative trends discussed above may over time be offset by increasing demand for alternative energy products and electric transmission products to deliver that power to where it is needed as well as products used for energy exploration in the mining, oil, gas, and petrochemical markets partly as a result of volatile energy prices. Additionally, the Company believes the economic stimulus package passed by Congress contains legislation that should enhance investment in the electric transmission infrastructure, high-speed broadband infrastructure and alternative energy sources which over time may lead to an increase in demand for the Company’s products.
Metal-adjusted net sales in the Europe and North Africa segment decreased $89.9 million, or 18% due to lower sales volume of $31.5 million and unfavorable foreign currency exchange rate changes of $77.7 million, primarily due to a weaker Euro relative to the dollar, which have been partially offset by product mix improvements of $5.0 million and incremental net sales attributable to the results of acquired business of $14.3 million. The decrease in sales volume is the result of ongoing weak economic conditions in Europe and weakness in demand across a broad spectrum of products, particularly low-voltage cables and building wire products in the Spanish domestic construction markets which have been partially offset to a lesser extent by demand for high-voltage and extra-high-voltage cables to upgrade the electricity grid as well as projects involving submarine energy cables and other alternative energy projects. Similar to the economic stimulus focused on enhanced investment in electric transmission infrastructure, high-speed broadband infrastructure and offshore wind-energy projects as discussed in the Company’s North America segment, the Council of the European Union, as part of a broader economic recovery plan, recently earmarked funding for numerous projects in the field of energy which may over time lead to an increase in demand for the Company’s products.
Metal-adjusted net sales in the ROW segment decreased $35.7 million, or 10% due to lower sales volume of $32.4 million and unfavorable foreign currency exchange rate changes of $79.8 million, primarily due to the weakening of certain currencies in Central and South America relative to the dollar, which have been partially offset by product mix improvements of $58.2 million and the incremental net sales attributable to the results of acquired business of $18.3 million. Broadly, economic conditions in certain markets in the Company’s ROW segment, particularly in Central and South America have been negatively impacted by slowing global growth, credit restrictions, investment curtailment and commodity volatility resulting in lower than expected demand for the Company’s construction and electrical infrastructure products.

Gross Profit
Gross profit decreased $50.6 million to $176.7 million in the second quarter of 2009 from $227.3 million in the second quarter of 2008. Gross profit as a percentage of net sales on a metal adjusted basis was 16% for the second quarter of 2009 and 17% for the second quarter of 2008. The reduction in gross profit margin on a metal-adjusted net sales basis is principally related to lower plant utilization and softening end user demand. Partially offsetting this decrease is a $9.9 million favorable adjustment to the Company’s lower of cost or market copper and aluminum raw material inventory provision as replacement costs remained below the Company’s LIFO value but increased for the second quarter 2009 as compared to replacement costs at the end of the year.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $15.0 million to $81.7 million in the second quarter of 2009 from $96.7 million in the second quarter of 2008. The decrease in SG&A is the result of ongoing cost containment and efficiency efforts and foreign currency exchange rate changes of $7.6 million. SG&A as a percentage of metal-adjusted net sales has been 7% for both the second quarter of 2009 and 2008, respectively.
Operating Income
The following table sets forth operating income by segment, in millions of dollars.

	Operating Income
	Three Fiscal Months Ended,
	July 3, 2009		June 27, 2008
	Amount	%	Amount	%
North America	$24.8	26%	$32.5	25%
Europe and North Africa	30.4	32%	49.1	38%
ROW	39.8	42%	49.0	37%

Total operating income	$95.0	100%	$130.6	100%

Operating income of $95.0 million for the second quarter of 2009 decreased from $130.6 million in the second quarter of 2008. This decrease is primarily attributable to unfavorable foreign currency exchange rate changes of $12.7 million and lower plant utilization as a result of decreased demand across a broad spectrum of the Company’s products. Partially offsetting this decrease is a $9.9 million favorable adjustment to the Company’s lower of cost or market copper and aluminum raw material inventory provision as discussed above.
The decrease in operating income for the North America segment of $7.7 million is largely the result of lower volume as a result of continued softness in demand and pricing pressure for the segment’s electric infrastructure, electric utility and communication products as a result of the weak economy and competitive environment. Persistent softness in the housing market continues to have a negative impact on the demand for low-voltage and smaller gauge size cables used in electric power distribution as well as copper-based telecommunication products used by RBOC’s in new housing starts.
Operating income for the Europe and North Africa segment decreased $18.7 million. The decrease reflects unfavorable foreign currency exchange rate changes of approximately $6.4 million and continued softness in demand for residential and low-voltage cable and building wire due to the economic slowdown in the Spanish construction related markets and a broader contraction of certain European economies resulting in lower plant utilization as well as pricing pressure in some markets.
Operating income for the ROW segment decreased $9.2 million. The decrease reflects unfavorable foreign currency exchange rate changes of approximately $6.8 million as well as softening demand and competitive pricing pressure as a result of the economic downturn in certain markets particularly in Central and South America and Southeast Asia.
Other Income (Expense)
Other income (expense) was $6.6 million in the second quarter of 2009 as compared to $(1.8) million in the second quarter of 2008 and is comprised primarily of foreign currency transaction gains that resulted from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated. The change year over year is primarily the result of the relationship changes between reporting and functional currencies in certain emerging market currencies principally in Central and South America and Sub-Saharan Africa.

Interest Expense
Net interest expense of $21.5 million in the second quarter of 2009 and $21.6 million in the second quarter of 2008 reflects the adoption of FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion, which as discussed in Note 2 and Note 7 of the condensed consolidated financial statements was applied retrospectively. Incremental pre-tax noncash interest expense attributable to the adoption of FSP APB 14-1 was $10.0 million and $8.9 million for the second quarters of 2009 and 2008, respectively. Excluding the impact of the Company’s convertible debt instruments, net interest expense decreased to $11.5 million in the second quarter of 2009 from $12.7 million in the second quarter of 2008. The decrease is due to lower average debt levels in the second quarter of 2009 as compared to the second quarter of 2008, particularly as it relates to the Company’s Amended Credit Facility and PDIC credit facilities supporting operations in the Company’s ROW segment as well as lower interest rates on the Company’s senior floating rate notes and PDIC credit facilities.
Tax Provision
The Company’s effective tax rate for the second quarter of 2009 and 2008 was 30.6% and 34.5%, respectively. The effective tax rate for the second quarter of 2009 was reduced by approximately $2.4 million primarily due to the impact of foreign statutory tax rate changes on deferred taxes and a relatively greater portion of income earned in lower tax jurisdictions as compared to the second quarter of 2008.
Six Fiscal Months Ended July 3, 2009 Compared with Six Fiscal Months Ended June 27, 2008
Net Sales
The following tables set forth net sales, metal-adjusted net sales and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for the first six fiscal months of 2008 have been adjusted to reflect the 2009 copper COMEX average price of $1.86 per pound (a $1.81 decrease compared to the same period in 2008) and the aluminum rod average price of $0.69 per pound (a $0.64 decrease compared to the same period in 2008). Metal-adjusted net sales, a non-GAAP financial measure, are provided herein in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. See previous discussion of metal price volatility in the “Overview” section.

	Net Sales
	Six Fiscal Months Ended
	July 3, 2009		June 27, 2008
	Amount	%	Amount	%
North America	$763.6	35%	$1,169.3	35%
Europe and North Africa	772.1	36%	1,153.6	35%
ROW	638.7	29%	988.3	30%

Total net sales	$2,174.4	100%	$3,311.2	100%

	Metal-Adjusted Net Sales
	Six Fiscal Months Ended
	July 3, 2009		June 27, 2008
	Amount	%	Amount	%
North America	$763.6	35%	$894.9	36%
Europe and North Africa	772.1	36%	918.1	37%
ROW	638.7	29%	701.5	28%

Total metal-adjusted net sales	$2,174.4	100%	$2,514.5	100%

Metal adjustment			796.7

Total net sales	$2,174.4		$3,311.2

	Metal Pounds Sold
	Six Fiscal Months Ended
	July 3, 2009		June 27, 2008
	Pounds	%	Pounds	%
North America	163.5	33%	195.1	34%
Europe and North Africa	154.4	31%	172.6	30%
ROW	176.9	36%	202.8	36%

Total metal pounds sold	494.8	100%	570.5	100%

Net sales decreased $1,136.8 million to $2,174.4 million in the first six fiscal months of 2009 from $3,311.2 million in the first six fiscal months of 2008. After adjusting 2008 net sales to reflect the $1.81 decrease in the average monthly COMEX price per pound of copper and the $0.64 decrease in the average aluminum rod price per pound in 2008, net sales of $2,174.4 million reflect a decrease of $340.1 million or 14%, from the metal adjusted net sales of $2,514.5 million in 2008. Volume, as measured by metal pounds sold decreased 75.7 million pounds or 13% to 494.8 million pounds in the first six fiscal months of 2009 as compared to 570.5 million pounds in the first six fiscal months of 2008. Excluding the impact of recent acquisitions, metal pounds sold decreased by 97.2 million pounds or 17%. Metal pounds sold is provided herein as the Company believes this metric to be a reasonable measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. Lower sales volume as estimated using metal pounds sold of $146.2 million and unfavorable foreign currency exchange rate changes on the translation of reported revenues of approximately $340.2 million have been partially offset by product mix improvements of approximately $72.5 million and incremental sales attributable to the previously mentioned acquisitions of PDP in June 2008 and Enica Biskra in May 2008 of $73.8 million.
Metal-adjusted net sales in the North America segment decreased $131.3 million, or 15% principally due to lower sales volume of $55.7 million, unfavorable selling prices and product mix of $38.3 million and unfavorable foreign currency exchange rate changes of $37.3 million, principally related to the Canadian dollar. The decrease in sales volume is primarily the result of ongoing weak economic conditions in the United States and Canada which has affected a broad spectrum of product lines in North America. Weakness in the housing industry in the United States and Canada continued to negatively impact the demand for low-voltage and smaller gauge size cables used in electric power distribution. Growth rates continue to be and are expected to be variable depending on related product business cycles and the approval and funding cycle times for large utility projects. The Company believes that utilities may also be curtailing capital expenditures or taking a more guarded approach to grid reliability problems in the face of the economic conditions and tightened credit markets in the United States. Demand trends for telecommunication products from the RBOCs continue to decline due to the RBOCs broadband investment, weakness in the U.S. housing market, RBOC merger activity, fiber-to-the-home initiatives, and budgetary constraints caused partially by volatile copper costs, which have reduced both RBOC and distributor purchasing volume in this segment. The negative trends discussed above may over time be offset by increasing demand for alternative energy products and electric transmission products to deliver that power to where it is needed as well as products used for energy exploration in the mining, oil, gas, and petrochemical markets partly as a result of volatile energy prices. Additionally, the Company believes the economic stimulus package passed by Congress contains legislation that should enhance investment in the electric transmission infrastructure, high-speed broadband infrastructure and alternative energy sources which over time may lead to an increase in demand for the Company’s products.
Metal-adjusted net sales in the Europe and North Africa segment decreased $146.0 million, or 16% due to lower sales volume of $48.8 million and unfavorable foreign currency exchange rate changes of $145.4 million, primarily due to a weaker Euro relative to the dollar, which have been partially offset by product mix improvements of $11.0 million and incremental net sales attributable to the results of acquired business of $37.2 million. The decrease in sales volume is the result of ongoing weak economic conditions in Europe and weakness in demand across a broad spectrum of products, particularly low-voltage cables and building wire products in the Spanish domestic construction markets which have been partially offset to a lesser extent by demand for high-voltage and extra-high-voltage cables to upgrade the electricity grid as well as projects involving submarine energy cables and other alternative energy projects. Similar to the economic stimulus focused on enhanced investment in electric transmission infrastructure, high-speed broadband infrastructure and offshore wind-energy projects as discussed in the Company’s North America segment, the Council of the European Union, as part of a broader economic recovery plan, recently earmarked funding for numerous projects in the field of energy which may over time lead to an increase in demand for the Company’s products.
Metal-adjusted net sales in the ROW segment decreased $62.8 million, or 9% due to lower sales volume of $41.7 million and unfavorable foreign currency exchange rate changes of $157.5 million, primarily due to the weakening of certain currencies in Central and South America relative to the dollar, which have been partially offset by product mix improvements of $99.8 million and the incremental net sales attributable to the results of acquired business of $36.6 million. Broadly, economic conditions in certain markets in the Company’s ROW segment, particularly in Central and South America have been negatively impacted by slowing global growth, credit restrictions, investment curtailment and commodity volatility resulting in lower than expected demand for the Company’s construction and electrical infrastructure products.
Gross Profit
Gross profit decreased $75.8 million to $364.2 million in the first six fiscal months of 2009 from $440.0 million in the first six fiscal months of 2008. Gross profit as a percentage of net sales on a metal adjusted basis was 17% for the first six fiscal months of 2009 and 18% for the first six fiscal months of 2008. The reduction in gross profit margin on a metal-adjusted net sales basis is principally related to lower plant utilization and softening end user demand. Partially offsetting this decrease is a $14.6 million favorable adjustment to the Company’s lower of cost or market copper and aluminum raw material inventory provision as replacement costs remained below the Company’s LIFO value but increased for the first six fiscal months of 2009 as compared to replacement costs at the end of the year.

Selling, General and Administrative Expense
Selling, general and administrative expense decreased to $176.7 million in the first six fiscal months of 2009 from $194.1 million in the first six fiscal months of 2008. The decrease in SG&A is the result of ongoing cost containment and efficiency efforts and foreign currency exchange rate changes of $15.4 million. SG&A as a percentage of metal-adjusted net sales has been 7% and 8% for the first six fiscal months of 2009 and 2008, respectively.
Operating Income
The following table sets forth operating income by segment, in millions of dollars.

	Operating Income
	Six Fiscal Months Ended,
	July 3, 2009		June 27, 2008
	Amount	%	Amount	%
North America	$51.7	28%	$63.7	26%
Europe and North Africa	63.6	34%	98.2	40%
ROW	72.2	38%	84.0	34%

Total operating income	$187.5	100%	$245.9	100%

Operating income of $187.5 million for the first six fiscal months of 2009 decreased from $245.9 million in the first six fiscal months of 2008. This decrease is primarily attributable to unfavorable foreign currency exchange rate changes of $22.7 million and lower plant utilization as a result of decreased demand across a broad spectrum of the Company’s products. Partially offsetting this decrease is a $14.6 million favorable adjustment to the Company’s lower of cost or market copper and aluminum raw material inventory provision as discussed above.
The decrease in operating income for the North America segment of $12.0 million is largely the result of lower volume as a result of continued softness in demand and pricing pressure for the segment’s electric infrastructure, electric utility and communication products as a result of the weak economy and competitive environment. Persistent softness in the housing market continues to have a negative impact on the demand for low-voltage and smaller gauge size cables used in electric power distribution as well as copper-based telecommunication products used by RBOC’s in new housing starts.
Operating income for the Europe and North Africa segment decreased $34.6 million. The decrease reflects unfavorable foreign currency exchange rate changes of approximately $12.3 million and continued softness in demand for residential and low-voltage cable and building wire due to the economic slowdown in the Spanish construction related markets and a broader contraction of certain European economies resulting in lower plant utilization as well as pricing pressure in some markets.
Operating income for the ROW segment decreased $11.8 million. The decrease reflects unfavorable foreign currency exchange rate changes of approximately $10.4 million as well as softening demand and competitive pricing pressure as a result of the economic downturn in certain markets particularly in Central and South America and Southeast Asia.
Other Income (Expense)
Other income (expense) of $10.1 million in the first six fiscal months of 2009 and $(0.4) million in the first six fiscal months of 2008 and is primarily comprised of foreign currency transaction gains that resulted from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated. The change year over year is primarily the result of the relationship changes between reporting and functional currencies in certain emerging market currencies principally in Central and South America and Sub-Saharan Africa.
Interest Expense
Net interest expense of $42.8 million in the first six fiscal months of 2009 and $42.5 million in the first six fiscal months of 2008 reflects the adoption of FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion, which as discussed in Note 2 and Note 7 of the condensed consolidated financial statements was applied retrospectively. Incremental pre-tax noncash interest expense attributable to the adoption of FSP APB 14-1 was $19.4 million and $17.6 million for the second quarters 2009 and 2008, respectively. Excluding the impact of the Company’s convertible debt instruments, net interest expense decreased to $23.4 million in the first six fiscal months of 2009 from $24.9 million in the first six fiscal months of 2008, primarily due to lower average debt levels in the first six fiscal months of 2009 as compared to the first six fiscal months of 2008, particularly as it relates to the Company’s Amended Credit Facility and PDIC credit facilities supporting operations in the Company’s ROW segment as well as lower interest rates on the Company’s senior floating rate notes and PDIC credit facilities.

Tax Provision
The Company’s effective tax rate for the first six fiscal months of 2009 and 2008 was 32.0% and 35.1%, respectively. The effective tax rate for the first six fiscal months of 2009 was reduced by approximately $2.4 million primarily due to the impact of foreign statutory tax rate changes on deferred taxes and a relatively greater portion of income earned in lower tax jurisdictions as compared to the first six fiscal months of 2008.
Liquidity and Capital Resources
In general, General Cable requires cash for working capital, capital expenditures, investment in internal product development, debt repayment, salaries and related benefits, interest, Series A preferred stock dividends, repurchase of common shares and taxes. General Cable’s working capital requirement decreases when it experiences lower demand for products and/or a significant reduction in the price of copper, aluminum and/or other raw material cost inputs. Based upon historical experience, the cash on its balance sheet and the expected availability of funds under its current credit facilities, the Company believes its sources of liquidity will be sufficient to enable it to meet the Company’s cash requirements for working capital, capital expenditures, debt repayment, salaries and related benefits, interest, Series A preferred stock dividends, repurchase of common shares and taxes for the next twelve months and foreseeable future.
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
Summary of Cash Flows
Cash inflows from operating activities of $136.3 million for the first six fiscal months of 2009 primarily consist of $165.5 million of inflows related to net income adjusted for depreciation and amortization, foreign currency exchange gains, excess tax benefits on stock-based compensation recognized under SFAS No. 123(R), changes in other assets, loss on disposal of property and non-cash pre-tax interest expense of $19.4 million related to the adoption of FSP APB 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion. Inventory and accounts receivable also decreased $12.3 million and $62.9 million, respectively, which created additional inflows. The decrease in inventory is mainly due to adjustments made to production in order to better align inventory quantities with declining volumes as a result of weak global economic conditions and to a lesser extent seasonal trends in which inventories are depleted during the spring and summer months, when construction activity generally increases. The decrease in accounts receivable is partly due to demand trends, which are discussed above related to inventory, and to a lesser extent global selling prices in response to lower raw material costs in the earlier part of this year. The Company believes that its accounts receivable balances are collectible and the Company has established appropriate procedures to facilitate collection. These collective cash inflows have been offset by a decrease in accounts payable, accrued and other liabilities of $109.2 million. The decrease in accounts payable is principally the result of declining manufacturing activity due to weak global economic conditions resulting in lower demand for certain Company products as well as lower metal prices experienced in the earlier part of this year. The change in inventory provision of $14.6 million reflects the favorable adjustment to the Company’s lower of cost or market reserve as replacement costs for copper and aluminum raw material inventory increased as compared to replacement costs at the end of 2008 but remain below the Company’s LIFO value.
Cash flow used by investing activities was $84.9 million in the first six fiscal months of 2009, principally reflecting $87.1 million of capital expenditures. The Company continues to focus its capital program around the world to upgrade equipment, improve efficiency and throughput and enhance productivity primarily in its electric utility and electrical infrastructure cable businesses.  The Company anticipates capital spending to be approximately $120.0 million to $130.0 million in 2009 with the largest portion of spending to occur in the first half of the year due to the timing of related projects.
Cash flow used by financing activities in the first six fiscal months of 2009 was $29.0 million. This reflects additional borrowings under the Company’s Amended Credit Facility of $91.4 million. These increases were partially offset by the repayment of borrowings under the Company’s Amended Credit Facility of $80.8 million and $40.5 million of various other short-term credit facilities in the Europe and North Africa and Rest of the World segments. See the “Debt and Other Contractual Obligations” section below for details.
Debt and Other Contractual Obligations
The Company’s outstanding debt obligations were $1,253.1 million as of July 3, 2009 and consisted of $387.4 million of 1.00% Convertible Notes due in 2012, $269.7 million of 0.875% Convertible Notes due in 2013, $200.0 million of 7.125% Senior Notes due in 2017, $125.0 million of Senior Floating Rate Notes due in 2015, $71.1 million drawn on PDIC credit facilities, $57.0 million of Spanish Term Loans, $49.4 million drawn on Silec credit facilities, $10.6 million drawn on the Amended Credit Facility and $82.9 million of various short and medium term loans. A separate description of our various borrowings is provided below and additional discussion is included at Note 7 to the Condensed Consolidated Financial Statements.

The Company’s 1.00% Senior Convertible Notes were issued in September 2007 in the amount of $475.0 million. The 1.00% Senior Convertible Notes bear interest at a fixed rate of 1.00%, payable semi-annually in arrears, and mature in 2012. As a result of adopting FSP APB 14-1 on January 1, 2009, as discussed in Note 2, the Company has separately accounted for the liability and equity components of the instrument, retrospectively, based on the Company’s nonconvertible debt borrowing rate on the instrument’s issuance date of 7.5%. At issuance, the liability and equity components were $348.2 million and $126.8 million, respectively. The equity component (debt discount) is being amortized to interest expense based on the effective interest method. The net book value as of July 3, 2009 was $387.4 million (net of debt discount of $87.6 million). The estimated fair value of the 1.00% Senior Convertible Notes was approximately $383.0 million at July 3, 2009. The 1.00% Senior Convertible Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company’s wholly-owned U.S. and Canadian subsidiaries.
The Company’s 0.875% Convertible Notes were issued in November of 2006 in the amount of $355.0 million. The 0.875% Convertible Notes bear interest at a fixed rate of 0.875%, payable semi-annually in arrears, and mature in 2013. As a result of adopting FSP APB 14-1 on January 1, 2009, as discussed in Note 2, the Company has separately accounted for the liability and equity components of the instrument, retrospectively, based on the Company’s nonconvertible debt borrowing rate on the instrument’s issuance date of 7.35%. At issuance, the liability and equity components were $230.9 million and $124.1 million, respectively. The equity component (debt discount) is being amortized to interest expense based on the effective interest method. The net book value as of July 3, 2009 was $269.7 million (net of debt discount of $85.3 million). The estimated fair value of the 0.875% Convertible Notes was approximately $326.6 million at July 3, 2009. The 0.875% Convertible Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company’s wholly-owned U.S. subsidiaries.
The Company completed the issuance and sale of $325.0 million in aggregate principal amount of new senior unsecured notes, comprised of $200.0 million of 7.125% Senior Fixed Rate Notes due 2017 (the “7.125% Senior Notes”) and $125.0 million of Senior Floating Rate Notes due 2015 (the “Senior Floating Rate Notes” and together with the “7.125 Senior Notes”, the “Notes”) on July 26, 2007 to replace the unregistered Notes with registered Notes with like terms pursuant to an effective Registration Statement on Form S-4. The Notes are jointly and severally guaranteed by the Company’s U.S. and Canadian subsidiaries. The estimated fair value of the 7.125% Senior Notes and Senior Floating Rate Notes was approximately $176.0 million and $101.9 million, respectively, at July 3, 2009.
The Senior Floating Rate Notes bear interest at an annual rate equal to the 3-month LIBOR rate plus 2.375%, which combine for a rate of 2.9% at July 3, 2009. Interest on the Senior Floating Rate Notes is payable quarterly in arrears in cash on January 1, April 1, July 1 and October 1 of each year, commencing on July 1, 2007. The 7.125% Senior Notes bear interest at a rate of 7.125% per year and are payable semi-annually in arrears in cash on April 1 and October 1 of each year, commencing on October 1, 2007. The Senior Floating Rate Notes mature on April 1, 2015 and the 7.125% Senior Notes mature on April 1, 2017.
As of July 3, 2009 and December 31, 2008, PDIC debt consisting of various short-term financing agreements at various interest rates was $71.1 million and $71.5 million, respectively. The Company has approximately $327.6 million of excess availability under the various credit facilities. The weighted average interest rate was 3.0% as of July 3, 2009.
In February 2008, the Company entered into a Spanish term loan in the amount of 20 million euros with an interest rate of Euribor plus 0.5%. The term loan is payable in semi-annual installments, due in August and February, maturing in February 2013. Simultaneously, the Company entered into a fixed interest rate swap to coincide with the terms and conditions of the term loan starting in August 2008 and maturing in February 2013 that will effectively hedge the variable interest rate with a fixed interest rate of 4.2%. In April 2008, the Company entered into a Spanish term loan in the amount of 10 million euros with an interest rate of Euribor plus 0.75%. The term loan is payable in semi-annual installments, due in April and October, maturing in April 2013. Simultaneously, the Company entered into a fixed interest rate swap to coincide with the terms and conditions of the term loan starting in October 2008 and maturing in April 2013 that will effectively hedge the variable interest rate with a fixed interest rate of 4.58%. In June 2008, the Company entered into a Spanish term loan in the amount of 21 million euros with an interest rate of Euribor plus 0.75%. The term loan is payable in quarterly installments, due in March, June, September and December, maturing in June 2013. Simultaneously, the Company entered into a fixed interest rate swap to coincide with the terms and conditions of the term loan starting in September 2008 and maturing in June 2013 that will effectively hedge the variable interest rate with a fixed interest rate of 4.4%. As of July 3, 2009, the U.S. dollar equivalent of $57.0 million was outstanding under these term loan facilities. The proceeds were used to partially fund the acquisition of Enica Biskra and for general working capital purposes. There is no remaining availability under these Spanish Term Loans.

Three Spanish Credit Facilities totaling 45 million euros were established in 2008, and mature in 2010, 2011 and 2013 and carry an interest rate of Euribor plus 0.4% to 0.65% depending on certain debt ratios. No funds are currently drawn under these facilities, leaving undrawn availability of approximately the U.S. dollar equivalent of $62.9 million as of July 3, 2009. Commitment fees ranging from 15 to 25 basis points per annum on any unused commitments under these credit facilities are payable on a quarterly basis.
The Spanish Term Loan and Spanish Credit Facility are subject to certain financial ratios of the Company’s European subsidiaries, which includes minimum net equity and net debt to EBITDA (earnings before interest, taxes, depreciation and amortization). The indebtedness under the combined facilities is guaranteed by the Company’s Portuguese subsidiary and by Silec Cable, S.A.
As of July 3, 2009 and December 31, 2008, Silec’s debt was the U.S. dollar equivalent of $49.4 million and $84.9 million, respectively. As of July 3, 2009, the debt consisted of approximately $32.3 million relating to an uncommitted accounts receivable facility and approximately $17.1 million of short-term financing agreements. The Company has approximately $59.1 million of excess availability under the uncommitted accounts receivable facility and the short-term financing agreements. The weighted average interest rate for the uncommitted accounts receivable facility and the short-term financing arrangements was 2.6%.
The Company’s current senior secured revolving credit facility (“Amended Credit Facility”), as amended, is a five-year, $400.0 million asset based revolving credit agreement that includes an approximate $50.0 million sublimit for the issuance of commercial and standby letters of credit and a $20.0 million sublimit for swingline loans that matures in July 2012. Loans under the Amended Credit Facility bear interest at the Company’s option, equal to either an alternate base rate (prime plus 0.00% to 0.625%) or an adjusted LIBOR rate plus an applicable margin percentage (LIBOR plus 1.125% to 1.875%). At July 3, 2009, the Company had outstanding borrowings of $10.6 million and undrawn availability of $305.6 million under the Amended Credit Facility. As of July 3, 2009, the Company had outstanding letters of credit related to this Amended Credit Facility of $29.9 million. The weighted average interest rate on borrowings outstanding under the Amended Credit Facility was approximately 3.25% as of July 3, 2009.
As of July 3, 2009 and December 31, 2008, ECN Cable’s debt was the U.S. dollar equivalent of $26.9 million and $17.4 million, respectively. As of July 3, 2009 the debt consisted of approximately $2.0 million relating to an uncommitted accounts receivable facility and approximately $24.9 million of various credit facilities. The Company has approximately $48.2 million of excess availability under the uncommitted accounts receivable facility and the credit facilities. The weighted average interest rate for the uncommitted accounts receivable facility and the short-term financing arrangements was approximately 4.0%.
The Company’s Spanish operating company, Grupo General Cable Sistemas (“Grupo General”), participates in accounts payable confirming arrangements with several European financial institutions. Grupo General negotiates payment terms with suppliers of generally 180 days and submits invoices to the financial institutions with instructions for the financial institutions to transfer funds from Grupo General’s accounts on the due date (on day 180) to the receiving parties to pay the invoices in full. The banks may, at their discretion, negotiate directly with the suppliers for earlier payment terms at a discount, and the discount is kept by the banks. The suppliers may also decline to participate in an early payment arrangement. At July 3, 2009, these arrangements had a maximum availability limit of the equivalent of $431.2 million, of which approximately $192.7 million was utilized. If these arrangements were reduced or terminated, Grupo General would have to pay its suppliers directly.
As of July 3, 2009, the Company was in compliance with all debt covenants.
At December 31, 2008, the defined benefit plans were underfunded by approximately $122.2 million. The Company estimates its 2009 pension expense for its defined benefit pension plans will increase approximately $8.5 million from 2008. Cash contributions are expected to decrease to approximately $0.1 million.

Summarized information about the Company’s contractual obligations and commercial commitments as of July 3, 2009 is as follows (in millions of dollars):

	Payments Due by Period
		Less than	1 - 3	4 - 5	After
	Total	1 Year	Years	Years	5 Years
Contractual obligations(1):
Total debt	$1,253.1	$179.0	$51.2	$681.9	$341.0
Convertible debt at maturity(2)	172.9	—	—	172.9	—
Interest payments on 7.125% Senior Notes	121.1	14.2	28.5	28.5	49.9
Interest payments on Senior Floating Rate Notes	23.2	3.7	7.4	7.5	4.6
Interest payments on 0.875% Convertible Notes	13.4	3.1	6.2	4.1	—
Interest payments on 1.00% Senior Convertible Notes	15.5	4.8	9.5	1.2	—
Interest payments on Spanish term loans	10.0	2.5	5.0	2.5	—
Operating leases	32.1	10.6	12.8	4.5	4.2
Preferred stock dividend payments	2.1	0.3	0.6	0.6	0.6
Defined benefit pension obligations(3)	9.3	9.3	—	—	—
Postretirement benefits	9.9	1.4	2.7	2.1	3.7
Interest rate swap agreements(4)	70.4	—	9.0	61.4	—
Commodity futures and forward pricing agreements(4)	222.9	154.4	68.5	—	—
Foreign currency contracts(4)	317.4	272.9	44.5	—	—
FIN 48 obligation, including interest and penalties(5)	—	—	—	—	—

Total	$2,273.3	$656.2	$245.9	$967.2	$404.0

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

(5)
FIN 48 obligations of $77.7 million have not been reflected in the above table due to the inherent uncertainty as to the amount and timing of settlement, which is contingent upon the occurrence of possible future events, such as examinations and determinations by various tax authorities.

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

As of July 3, 2009, the Company had $118.9 million in letters of credit, $150.0 million in various performance bonds and $228.7 million in other guarantees. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self insurance claims, defined benefit plan obligations, contract performance, quality and other various bank and financing guarantees. See Liquidity and Capital Resources for excess availability under the Company’s various credit borrowings.
See the previous section, “Debt and Other Contractual Obligations,” for information on debt-related guarantees.
Environmental Matters
The Company’s expenditures for environmental compliance and remediation amounted to approximately $1.1 million, $1.8 million and $1.9 million for the three and six months ended July 3, 2009 and twelve months ended December 31, 2008, respectively. In addition, certain of General Cable’s subsidiaries have been named as potentially responsible parties in proceedings that involve environmental remediation. The Company has accrued $0.9 million at July 3, 2009 for all environmental liabilities. Environmental matters are described in Item 1, which is incorporated herein by reference. While it is difficult to estimate future environmental liabilities, the Company does not currently anticipate any material adverse effect on results of operations, cash flows or financial position as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
General Cable is exposed to various market risks, including changes in interest rates, foreign currency and raw material (commodity) prices. To manage risks associated with the volatility of these natural business exposures, General Cable enters into interest rate, commodity and foreign currency derivative agreements, as well as copper and aluminum forward pricing agreements. General Cable does not purchase or sell derivative instruments for trading purposes. General Cable does not engage in trading activities involving commodity contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques. Depending on the extent of an unrealized loss position on a derivative contract held by the Company, certain counterparties may require a deposit to secure the derivative contract position. The Company recorded $8.7 million in prepaid expenses and other assets line item on the consolidated balance sheet as of December 31, 2008. As of July 3, 2009, there were no contracts held by the Company that required collateral to secure the Company’s derivative liability positions.
The notional amounts and fair values of designated cash flow hedges at July 3, 2009 and December 31, 2008 are shown below (in millions).

	July 3, 2009		December 31, 2008
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Cash flow hedges:
Interest rate swap	$70.4	$2.3	$74.6	$(0.7)
Commodity futures	162.4	(23.0)	198.1	(84.7)
Foreign currency forward exchange	317.4	(1.8)	438.3	0.4

		$(22.5)		$(85.0)

Note:
As of July 3, 2009, derivative instruments not designated as cash flow hedges had a notional value of $23.7 million and the carrying amount of the financial instruments was a net liability of $0.6 million.

Other Forward Pricing Agreements
In the normal course of business, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption of SFAS No. 133 because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At July 3, 2009 and December 31, 2008, General Cable had $60.4 million and $90.5 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At July 3, 2009 and December 31, 2008, the fair value of these arrangements were $60.8 million and $65.4 million, respectively, and General Cable had an unrealized gain (loss) of $0.4 million and $(25.1) million, respectively, related to these transactions. General Cable expects the unrealized losses under these agreements to be offset as a result of firm sales price commitments with customers.

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
In connection with the preparation of this Quarterly Report on Form 10-Q, as of July 3, 2009, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of July 3, 2009.
Management’s Annual Report on Internal Control over Financial Reporting
Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting at December 31, 2008 did not include an assessment of certain elements of internal controls over financial reporting of PDP acquired on June 30, 2008 and Enica Biskra acquired on May 21, 2008, which are included in the consolidated financial statements of the Company for the year ended December 31, 2008 and included in the condensed consolidated financial statements of the Company for the period ended July 3, 2009. In accordance with the Sarbanes Oxley rules and regulations, which allow for a one-year integration period, the Company is including PDP and Enica Biskra in its risk assessment and testing program of internal controls in 2009.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting, as such item is defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f), during the fiscal quarter ended July 3, 2009, that have materially affected, or are reasonable likely to materially affect the Company’s internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Company was authorized by its Board of Directors on October 29, 2008 to institute a stock repurchase program for up to $100 million of common stock. As of December 31, 2008, the Company had purchased approximately $11.7 million or 1.0 million of common shares at an average price of $11.65 per share under terms of this program. For the three and six fiscal months ending July 3, 2009, the Company did not purchase any additional common stock under the stock repurchase program.
The employees of the Company do have the right to surrender to the Company shares in payment of minimum tax obligations upon the vesting of grants of common stock under the Company’s equity compensation plans. During the three and six months ended July 3, 2009, 5,551 shares were surrendered to the Company by employees in payment of minimum tax obligations upon the vesting of nonvested stock under the Company’s equity compensation plans, and the average price paid per share was $26.51.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None during the six fiscal months ended July 3, 2009.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
General Cable’s Annual Meeting of Shareholders was held on May 27, 2009. Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934 and each of the following matters was voted upon and approved by the shareholders as indicated below. Of the 52,145,239 shares outstanding, 10,833,038 were not voted.
a)	Election of Directors:

	For	Withheld
Gregory E. Lawton	40,437,202	874,999
Craig P. Omvedt	40,970,482	341,720
The following Directors are continuing in office after the date of the Annual Meeting: Gregory B. Kenny, John E. Welsh, III, and Robert L. Smialek.
b)
Ratification of the appointment of Deloitte & Touche LLP, an independent registered public accounting firm, to audit General Cable’s 2009 consolidated financial statements and internal control over financial reporting. Votes for – 40,693,994; Votes against – 541,758; and Abstentions – 76,449

c)	Approval of Amendments to the General Cable Corporation 2005 Annual Incentive Plan. Votes for – 29,284,967; Votes against – 2,667,607; and Abstentions – 92,656
ITEM 5. OTHER INFORMATION
None during the six fiscal months ended July 3, 2009.
ITEM 6. EXHIBITS
The following exhibits are filed herewith or incorporated herein by reference. Documents indicated by an asterisk (*) are filed herewith; documents indicated by a double asterisk (**) identify each management contract or compensatory plan. Documents not indicated by an asterisk are incorporated by reference to the document indicated.
a)	Exhibits

*12.1	Computation of Ratio of Earnings to Fixed Charges

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) or 15d – 14

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) or 15d – 14

*32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Cable Corporation
Signed: August 12, 2009	By:	/s/ BRIAN J. ROBINSON
Brian J. Robinson
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

*12.1	Computation of Ratio of Earnings to Fixed Charges

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) or 15d – 14

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) or 15d – 14

*32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002