Form 10-Q
period 2009-10-02
GENERAL CABLE CORP /DE/
filed 2009-11-06
CIK 886035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2009
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
Registrant’s telephone number, including area code: (859) 572-8000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 2, 2009
Common Stock, $0.01 per value	51,981,058

GENERAL CABLE CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL STATEMENTS
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008
Net sales	$1,081.8	$1,626.0	$3,256.2	$4,937.2

Cost of sales	957.7	1,416.2	2,767.9	4,287.4

Gross profit	124.1	209.8	488.3	649.8

Selling, general and administrative expenses	81.3	96.0	258.0	290.1

Operating income	42.8	113.8	230.3	359.7

Other income (expense)	0.9	(10.9)	11.0	(11.3)

Interest income (expense):
Interest expense	(21.4)	(26.4)	(66.0)	(75.2)
Interest income	0.9	3.8	2.7	10.1

	(20.5)	(22.6)	(63.3)	(65.1)

Income before income taxes	23.2	80.3	178.0	283.3
Income tax provision	(3.9)	(25.3)	(53.4)	(96.5)
Equity in earnings of affiliated companies	0.1	1.5	0.4	4.3

Net income including noncontrolling interest	19.4	56.5	125.0	191.1

Less: preferred stock dividends	0.1	0.1	0.3	0.3
Less: net income attributable to noncontrolling interest	2.9	5.9	7.1	12.7

Net income attributable to Company common shareholders	$16.4	$50.5	$117.6	$178.1

Earnings per share

Earnings per common share-basic	$0.32	$0.96	$2.27	$3.38

Weighted average common shares-basic	52.0	52.8	51.9	52.7

Earnings per common share-assuming dilution	$0.31	$0.94	$2.23	$3.27

Weighted average common shares-assuming dilution	52.9	53.7	52.8	54.6

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	October 2,	December 31,
	2009	2008

Assets
Current Assets:
Cash and cash equivalents	$452.2	$282.6
Receivables, net of allowances of $25.1 million at October 2, 2009 and $19.3 million at December 31, 2008	926.3	1,032.0
Inventories	962.3	953.2
Deferred income taxes	117.2	132.3
Prepaid expenses and other	80.0	71.5

Total current assets	2,538.0	2,471.6

Property, plant and equipment, net	1,003.9	880.9
Deferred income taxes	12.2	56.0
Goodwill	161.6	171.9
Intangible assets, net	196.7	201.8
Unconsolidated affiliated companies	9.1	7.5
Other non-current assets	46.9	46.7

Total assets	$3,968.4	$3,836.4

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$747.6	$757.2
Accrued liabilities	354.0	423.3
Current portion of long-term debt	132.2	230.5

Total current liabilities	1,233.8	1,411.0

Long-term debt	1,084.4	1,023.5
Deferred income taxes	129.9	133.6
Other liabilities	254.5	276.2

Total liabilities	2,702.6	2,844.3

Commitments and Contingencies (Note 16)

Shareholders’ Equity:
Redeemable convertible preferred stock, at redemption value (liquidation preference of $50.00 per share):
October 2, 2009 — 76,202 outstanding shares
December 31, 2008 — 76,233 outstanding shares	3.8	3.8
Common stock, $0.01 par value, issued and outstanding shares:
October 2, 2009 — 51,979,812 (net of 6,186,510 treasury shares)
December 31, 2008 — 51,775,200 (net of 6,177,498 treasury shares)	0.6	0.6
Additional paid-in capital	495.8	486.6
Treasury stock	(73.3)	(71.9)
Retained earnings	715.6	597.9
Accumulated other comprehensive loss	18.0	146.0

Total Company shareholders’ equity	1,124.5	871.0

Noncontrolling interest	141.3	121.1

Total equity	1,265.8	992.1

Total liabilities and equity	$3,968.4	$3,836.4

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Nine Fiscal Months Ended
	October 2,	September 26,
	2009	2008
Cash flows of operating activities:
Net income including noncontrolling interest	$125.0	$191.1
Adjustments to reconcile net income to net cash flows of operating activities:
Depreciation and amortization	77.7	73.6
Foreign currency exchange (gain) loss	(11.0)	11.3
Deferred income taxes	17.7	(9.0)
Excess tax benefits from stock-based compensation	(0.7)	(7.0)
Changes in inventory provision	(19.7)	6.3
Convertible debt instruments noncash interest charges	29.5	26.7
Loss on disposal of property	2.3	4.2
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in receivables	147.8	(202.8)
(Increase) decrease in inventories	62.1	(110.9)
Decrease in other assets	6.4	21.5
Increase (decrease) in accounts payable, accrued and other liabilities	(71.8)	123.7

Net cash flows of operating activities	365.3	128.7

Cash flows of investing activities:
Capital expenditures	(110.3)	(149.5)
Proceeds from properties sold	0.4	5.9
Acquisitions, net of cash acquired	(14.2)	(47.7)
Other, net	4.9	(0.6)

Net cash flows of investing activities	(119.2)	(191.9)

Cash flows of financing activities:
Preferred stock dividends paid	(0.3)	(0.3)
Excess tax benefits from stock-based compensation	0.7	7.0
Proceeds from revolving credit borrowings	91.5	124.7
Repayments of revolving credit borrowings	(91.5)	(157.7)
Proceeds (repayments) of other debt, net	(82.7)	145.6
Proceeds from exercise of stock options	0.4	2.4

Net cash flows of financing activities	(81.9)	121.7

Effect of exchange rate changes on cash and cash equivalents	5.4	(12.3)

Increase in cash and cash equivalents	169.6	46.2
Cash and cash equivalents — beginning of period	282.6	325.7

Cash and cash equivalents — end of period	$452.2	$371.9

Supplemental Information
Cash paid during the period for:
Income tax payments (refunds), net	$(11.2)	$66.0

Interest paid	$36.7	$29.9

Non-cash investing and financing activities:
Issuance of nonvested shares	$3.2	$2.7

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
1. Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements of General Cable Corporation and Subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three and nine fiscal months ended October 2, 2009, are not necessarily indicative of results that may be expected for the full year. The December 31, 2008, condensed consolidated balance sheet amounts are derived from the audited financial statements but do not include all disclosures herein required by accounting principles generally accepted in the United States of America.
As discussed below in Note 2, effective January 1, 2009, the Company adopted new accounting standards related to noncontrolling interest, earnings per share computation and convertible debt instruments all of which require retrospective application. On August 12, 2009, a Current Report on Form 8-K was filed with the Securities and Exchange Commission (SEC) to recast prior—period annual financial information to reflect certain accounting changes described above with respect to the financial information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on March 2, 2009 and subsequently amended on Form 10-K/A which was filed with the SEC on May 8, 2009 (2008 Form 10-K). These financial statements should be read in conjunction with the Current Report on Form 8-K filed on August 12, 2009 and the audited financial statements and notes thereto in the Company’s 2008 Form 10-K.
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
2. New Accounting Standards
“Employers’ Disclosures about Postretirement Benefit Plan Assets” referred to in the transition guidance section of FASB Accounting Standards Codification (ASC) ASC715: Compensation-Retirement Benefits, provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional requirements are designed to enhance disclosures regarding (i) investment policies and strategies, (ii) categories of plan assets, (iii) fair value measurements of plan assets, and (iv) significant concentrations of risk. The guidance is effective for fiscal years ending after December 15, 2009 and is not expected to have an impact on the Company’s financial position or results of operations.
During the nine fiscal months ended October 2, 2009, the Company did not change any of its existing accounting policies with the exception of the following accounting standards, all of which were adopted and became effective with respect to the Company on January 1, 2009:
•
“Disclosures about Derivative Instruments and Hedging Activities” referred to in the transition guidance located in ASC815 Derivatives and Hedging requires qualitative disclosures about the Company’s objectives and strategies for using derivatives, quantitative disclosures about the fair value of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. For additional information, see Note 8 to the condensed consolidated financial statements.

•
The recognition and disclosure of fair value measurements for non-financial assets and non-financial liabilities in the financial statements on a nonrecurring basis referred to in the transition guidance located in ASC820 Fair Value Measurements and Disclosures had no impact on the Company’s condensed consolidated balance sheet, statement of operations or cash flows. For additional information, see Note 18 to the condensed consolidated financial statements.

•
The measurement of identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired referred to in the transition guidance in ASC805 Business Combinations, at the time of adoption, had no impact on the Company’s condensed consolidated balance sheet, statement of operations or cash flows.

•
“Noncontrolling Interests in Consolidated Financial Statements” referred to in the transition guidance located in ASC810 Consolidation establishes new standards governing the accounting for and reporting of noncontrolling interests in partially owned consolidated subsidiaries. Certain provisions of this standard indicate, among other things, that noncontrolling interests (previously referred to as minority interests) should be treated as a separate component of equity and that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the noncontrolling interests even when such allocation might result in a deficit balance. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of operations. As a result of the retrospective presentation and disclosure requirements, the condensed consolidated balance sheet has been adjusted to reflect the reclassification of noncontrolling interest to equity, the condensed consolidated statement of operations has been adjusted to include the net income attributable to the noncontrolling interest and the disclosure of condensed consolidated comprehensive income has been adjusted to include comprehensive income attributable to the noncontrolling interest. For additional information, see Note 11 to the condensed consolidated financial statements.

•
“Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” referred to in the transition guidance located in ASC260 Earnings Per Share specifies that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends shall be considered participating securities in undistributed earnings along with common shareholders. As a result, the Company retrospectively applied the two-class method of computing basic and diluted earnings per share, resulting in a decrease in earnings per share — basic of $0.02 and $0.08 for the three and nine fiscal months ended September 26, 2008, respectively. Historically and for the three and nine fiscal months ended October 2, 2009 and September 26, 2008, the Company did not declare, pay or otherwise accrue a dividend payable to the holders of the Company’s common stock or holders of unvested share-based payment awards (restricted stock). There was no impact on the Company’s earnings per common share — assuming dilution computation. For additional information, see Note 14 to the condensed consolidated financial statements.

•
“Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including Partial Cash Settlement)” referred to in the transition guidance located in ASC470 Debt specifies that when issuers of convertible debt instruments recognize interest cost, they should separately account for the liability and equity components of the instrument in a manner that will reflect the entity’s non-convertible debt borrowing rate on the instrument’s issuance date. As a result, the Company’s condensed consolidated balance sheet, statement of operations and cash flows have been adjusted for all periods presented. For additional discussion, see Note 7 to the condensed consolidated financial statements. As of October 2, 2009, the Company’s condensed consolidated balance sheet has been adjusted to reflect the reduction in the carrying value of the Company’s senior convertible notes of approximately $162.8 million, the increase in additional paid-in capital of approximately $198.2 million and net deferred taxes of approximately $30.6 million. Transaction costs of approximately $21.7 million directly related to the issuance of the Company’s convertible debt instruments have been allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as $13.3 million of debt issuance costs and $8.4 million of equity issuance costs. As a result of the retrospective application, certain amounts in the Company’s 2008 consolidated balance sheet were changed and are presented below:

	December 31, 2008
	As Reported	Adjustments	As Adjusted
Prepaid expenses and other	$77.6	$(6.1)	$71.5
Deferred income taxes	53.9	2.1	56.0
Total assets	$3,840.4	$(4.0)	$3,836.4
Long-term debt	$1,216.1	$(192.6)	$1,023.5
Deferred income taxes	96.4	37.2	133.6
Total liabilities	$2,999.7	$(155.4)	$2,844.3
Additional paid-in capital	$288.4	$198.2	$486.6
Retained earnings	644.7	(46.8)	597.9
Total liabilities and equity	$3,840.4	$(4.0)	$3,836.4

For the three and nine fiscal months ended October 2, 2009, the Company’s condensed consolidated statement of operations reflects the impact of incremental pre-tax noncash interest expense of approximately $10.1 million and $29.5 million, respectively. For the three and nine fiscal months ended October 2, 2009, the Company’s condensed consolidated statement of operations includes amortization expense related to debt issuance costs of approximately $0.6 million and $1.8 million. As a result of the retrospective application, certain amounts in the Company’s 2008 condensed consolidated statement of operations were changed and are presented below for the three and nine fiscal months ended September 26, 2008:

	Three Fiscal Months Ended September 26, 2008
	As Reported	Adjustments	As Adjusted
Interest expense	$17.3	$9.1	$26.4
Income tax provision (benefit)	27.3	(2.0)	25.3
Net income attributable to Company common shareholders	$57.6	(7.1)	$50.5

	Nine Fiscal Months Ended September 26, 2008
	As Reported	Adjustments	As Adjusted
Interest expense	$48.5	$26.7	$75.2
Income tax provision (benefit)	102.3	(5.8)	96.5
Net income attributable to Company common shareholders	$199.0	(20.9)	$178.1
•
“Determining whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” referred to in the transition guidance section of ASC815 Derivatives and Hedging specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the balance sheet would not be considered a derivative financial instrument. This two-step test is to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception. This test was applied to the embedded conversion options contained in the Company’s two convertible debt instruments. The Company determined the embedded conversion options are indexed to the Company’s own stock and classified in shareholders’ equity, thereby qualifying for the scope exception.

3. Acquisitions and Divestitures
In the third quarter 2008, the Company acquired and consolidated Phelps Dodge Philippines (PDP) through an increase of its equity investment from 40% to 60%. The Company paid approximately $16.4 million (at prevailing exchange rates) in cash to the sellers in consideration for the additional equity interest in PDP and incurred insignificant fees and expenses related to the transaction. PDP is a joint venture established in 1955 by A Soriano Corporation (Anscor), a Philippine public holding company with diverse investments, and Phelps Dodge International Corporation (PDIC), a subsidiary of the Company which was acquired in the fourth quarter of 2007. PDP employs approximately 277 associates and operates one of the largest wire and cable manufacturing facilities in the Philippines. The investment complements the Company’s strategy in the region by providing a platform for further penetration into Southeast Asia markets as well as supporting ongoing operations in Australia, the Middle East and South Africa. In 2007, the last full year before the purchase of additional equity ownership, PDP reported net revenues of approximately $100 million. Net assets and pro forma results of the PDP acquisition are immaterial. The purchase price allocation was finalized in the third quarter of 2009. The results of operations have been included in the condensed consolidated financial statements since the acquisition date.
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
Inventories consisted of the following (in millions):

	October 2,	December 31,
	2009	2008
Raw materials	$169.8	$197.4
Work in process	159.4	168.9
Finished goods	633.1	586.9

Total	$962.3	$953.2

At October 2, 2009 and December 31, 2008, $599.0 million and $610.1 million, respectively, of inventories were valued using the LIFO method before lower of cost or market provisions. Approximate replacement costs of inventories valued using the LIFO method totaled $732.5 million at October 2, 2009 and $505.9 million at December 31, 2008.
If the Company is not able to recover the LIFO value of its inventory when replacement costs are lower than the LIFO value of the inventory, the Company is required to record a lower of cost or market LIFO inventory adjustment to recognize the charge in its consolidated statement of operations. As of December 31, 2008, a lower of cost or market provision of approximately $36.3 million for copper and aluminum raw material inventory was recorded in which the replacement costs at the end of the year were lower than the LIFO value of the acquired copper and aluminum raw material inventory. Replacement costs for copper and aluminum raw material inventory remained below the Company’s LIFO value but increased as compared to replacement costs at the end of the year resulting in a favorable adjustment to the lower of cost or market provision of approximately $5.1 million and $19.7 million for the three and nine fiscal months ended October 2, 2009. The resulting lower of cost or market provision of $16.6 million is attributable to LIFO values exceeding to a lesser extent than at year end the replacement costs for acquired copper and aluminum raw material metal inventory.

5. Property, Plant and Equipment
Property, plant and equipment are stated at cost. Costs assigned to property, plant and equipment relating to acquisitions are based on estimated fair values at the acquisition date. Depreciation is provided using the straight-line method over the estimated useful lives of the assets: buildings, from 15 to 50 years; and machinery, equipment and office furnishings, from 2 to 15 years. Leasehold improvements are depreciated over the life of the lease unless acquired in a business combination, in which case the leasehold improvements are amortized over the shorter of the useful life of the assets or a term that includes the reasonably assured life of the lease.
Property, plant and equipment consisted of the following (in millions):

	October 2,	December 31,
	2009	2008
Land	$108.2	$93.1
Buildings and leasehold improvements	282.1	214.7
Machinery, equipment and office furnishings	943.9	783.3
Construction in progress	81.1	121.0

Total — gross book value	1,415.3	1,212.1
Less accumulated depreciation	(411.4)	(331.2)

Total — net book value	$1,003.9	$880.9

Depreciation expense for the three and nine fiscal months ended October 2, 2009 was $21.4 million and $62.0 million, respectively. Depreciation expense for the three and nine fiscal months ended September 26, 2008 was $19.7 million and $57.8 million, respectively.
The Company periodically evaluates the recoverability of the carrying amount of long-lived assets (including property, plant and equipment and intangible assets with determinable lives) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates events or changes in circumstances based mostly on actual historical operating results, but business plans, forecasts, general and industry trends, and anticipated cash flows are also considered. Impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings. The Company also continually evaluates the estimated useful lives of all long-lived assets and, when warranted, revises such estimates based on current events. There were no material impairment charges incurred during the three and nine fiscal months ended October 2, 2009 and September 26, 2008.
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
The amounts of goodwill and indefinite-lived intangible assets were as follows:

	Goodwill				Indefinite-lived assets — Trade names
	North	Europe and			North	Europe and
(in millions)	America	North Africa	ROW	Total	America	North Africa	ROW	Total
Balance at December 31, 2008	$0.8	$22.9	$148.2	$171.9	$—	$0.5	$122.6	$123.1
Acquisitions	6.1	(22.1)	4.6	(11.4)	—	—	—	—
Currency translation and other adjustments	—	(0.8)	1.9	1.1	—	—	4.0	4.0

Balance at October 2, 2009	$6.9	$—	$154.7	$161.6	$—	$0.5	$126.6	$127.1

In the second quarter of 2009, the Company finalized its purchase price allocation related to the acquisition of Enica Biskra in the Company’s Europe and North Africa segment. As a result of the fair value of net assets acquired exceeding the purchase price the Company recorded an adjustment of $22.1 million to goodwill in order to allocate the pro rata reduction of amounts that would otherwise be assigned to all of the net assets acquired as a result in the increase in the value of property, plant and equipment. The Company recorded goodwill and trade names of $154.7 million and $126.6 million, respectively, after currency translation adjustments related to the acquisition of PDIC and PDP in the Company’s ROW segment.

The amounts of other intangible assets — customer relationships were as follows (in millions):

	October 2,	December 31
Amortized intangible assets:	2009	2008
Customer relationships	$106.4	$106.4
Accumulated amortization	(30.9)	(19.1)
Foreign currency translation adjustment	(5.9)	(8.6)

Total Amortized intangible assets	$69.6	$78.7

As part of the PDIC acquisition, the Company acquired certain customer relationships for which the fair market value as of October 31, 2007 was $104.9 million, before currency translation adjustments. Amortized intangible assets are stated at cost less accumulated amortization as of October 2, 2009 and December 31, 2008. Customer relationships have been determined to have a useful life in the range of 3.5 to 10 years and the Company has accelerated the amortization expense to align with the historical customer attrition rates. The amortization of intangible assets for the first nine fiscal months of 2009 was $11.8 million. The estimated amortization expense during the twelve-month periods beginning October 2, 2009 through September 30, 2014 are $13.8 million, $11.5 million, $9.1 million, $8.3 million, $7.5 million and $19.4 million thereafter.
7. Long-Term Debt
Long-term debt consists of the following (in millions):

	October 2,	December 31,
	2009	2008
1.00% Senior Convertible Notes due 2012	$475.0	$475.0
Debt discount on 1.00% Senior Convertible Notes due 2012	(81.6)	(99.3)
0.875% Convertible Notes due 2013	355.0	355.0
Debt discount on 0.875% Convertible Notes due 2013	(81.2)	(93.3)
7.125% Senior Notes due 2017	200.0	200.0
Senior Floating Rate Notes	125.0	125.0
PDIC credit facilities	19.1	71.5
Spanish Term Loans	76.8	64.1
Silec credit facilities	34.0	84.9
Amended credit facility	—	—
Other	94.5	71.1

Total debt	1,216.6	1,254.0
Less current maturities	132.2	230.5

Long-term debt	$1,084.4	$1,023.5

Weighted average interest rates on the above outstanding balances were as follows:
1.00% Senior Convertible Notes due 2012	7.5%	7.5%
0.875% Convertible Notes due 2013	7.35%	7.35%
7.125% Senior Notes due 2017	7.125%	7.125%
Senior Floating Rate Notes	2.7%	6.3%
PDIC credit facilities	2.5%	5.3%
Spanish Term Loans	4.0%	4.4%
Silec credit facilities	2.3%	4.4%
Amended credit facility	—%	—%
Other	3.9%	5.8%
1.00% Senior Convertible Notes
The Company’s 1.00% Senior Convertible Notes were issued in September 2007 in the amount of $475.0 million. The 1.00% Senior Convertible Notes bear interest at a fixed rate of 1.00%, payable semi-annually in arrears, and mature in 2012. Beginning January 1, 2009, as discussed in Note 2, the Company has separately accounted for the liability and equity components of the instrument, retrospectively, based on the Company’s nonconvertible debt borrowing rate on the instrument’s issuance date of 7.5%. At issuance, the liability and equity components were $348.2 million and $126.8 million, respectively. The equity component (debt discount) is being amortized to interest expense based on the effective interest method. The net book value as of October 2, 2009 was $393.4 million (net of debt discount of $81.6 million). The estimated fair value of the 1.00% Senior Convertible Notes was approximately $410.9 million at October 2, 2009.

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
Proceeds from the 1.00% Senior Convertible Notes were used to partially fund the purchase price of $707.6 million related to the PDIC acquisition and to pay transaction costs of approximately $12.3 million directly related to the issuance that have been allocated to the liability and equity components in proportion to the allocation of proceeds.
0.875% Convertible Notes
The Company’s 0.875% Convertible Notes were issued in November of 2006 in the amount of $355.0 million. The 0.875% Convertible Notes bear interest at a fixed rate of 0.875%, payable semi-annually in arrears, and mature in 2013. Beginning on January 1, 2009, as discussed in Note 2, the Company has separately accounted for the liability and equity components of the instrument, retrospectively, based on the Company’s nonconvertible debt borrowing rate on the instrument’s issuance date of 7.35%. At issuance, the liability and equity components were $230.9 million and $124.1 million, respectively. The equity component (debt discount) is being amortized to interest expense based on the effective interest method. The net book value as of October 2, 2009 was $273.8 million (net of debt discount of $81.2 million). The estimated fair value of the 0.875% Convertible Notes was approximately $347.0 million at October 2, 2009.
At the time of issuance, the notes and the common stock issuable upon conversion of the notes were registered on a Registration Statement on Form S-3ASR and subsequently, on September 30, 2009, the Company filed a Renewal Registration Statement for the underlying common stock on Form S-3ASR. The 0.875% Convertible Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company’s wholly-owned U.S. and Canadian subsidiaries.

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
The note hedges and warrants are separate and legally distinct instruments that bind the Company and the counterparties and have no binding effect on the holders of the 0.875% Convertible Notes. The note hedges and warrants were accounted for as equity transactions. Therefore, the payment associated with the issuance of the note hedges and the proceeds received from the issuance of the warrants were recorded as a charge and an increase, respectively, in additional paid-in capital in shareholders’ equity as separate equity transactions.
Proceeds from the offering were used to pay down $87.8 million outstanding, including accrued interest, under the Company’s Amended Credit Facility, to pay $124.5 million for the cost of the note hedges, and to pay transaction costs of approximately $9.4 million directly related to the issuance that have been allocated to the liability and equity components in proportion to the allocation of proceeds. Additionally, the Company received $80.4 million in proceeds from the issuance of the warrants. At the conclusion of these transactions, the net effect of the receipt of the funds from the 0.875% Convertible Notes and the payments and proceeds mentioned above was an increase in cash of approximately $213.7 million, which is being used by the Company for general corporate purposes including acquisitions.

7.125% Senior Notes and Senior Floating Rate Notes
On March 21, 2007, the Company completed the issuance and sale of $325.0 million in aggregate principal amount of new senior unsecured notes, comprised of $125.0 million of Senior Floating Rate Notes due 2015 (the “Senior Floating Rate Notes”) and $200.0 million of 7.125% Senior Fixed Rate Notes due 2017 (the “7.125% Senior Notes” and together, the “Notes”). The Notes were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). An exchange offer commenced on June 11, 2007 and was completed on July 26, 2007 to replace the unregistered Notes with registered Notes with like terms pursuant to an effective Registration Statement on Form S-4. The Notes are jointly and severally guaranteed by the Company’s wholly-owned U.S. and Canadian subsidiaries. The estimated fair value of the 7.125% Senior Notes and Senior Floating Rate Notes was approximately $195.9 million and $110.2 million, respectively, at October 2, 2009.
The Senior Floating Rate Notes bear interest at an annual rate equal to the 3-month LIBOR rate plus 2.375%, which combine for a rate of 2.7% at October 2, 2009. Interest on the Senior Floating Rate Notes is payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, commencing on July 1, 2007. The 7.125% Senior Notes bear interest at a rate of 7.125% per year and are payable semi-annually in arrears on April 1 and October 1 of each year, commencing on October 1, 2007. The Senior Floating Rate Notes mature on April 1, 2015 and the 7.125% Senior Notes mature on April 1, 2017.
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
PDIC credit facilities
As of October 2, 2009, PDIC related debt was $19.1 million of which approximately $18.6 million was short-term financing agreements at various interest rates. The weighted average interest rate was 2.5% as of October 2, 2009. The Company has approximately $350.4 million of borrowing availability under the various credit facilities at October 2, 2009.
Spanish Term Loans and Spanish Credit Facility
As of October 2, 2009 and December 31, 2008, the U.S. dollar equivalent of $76.8 million and $64.1 million, respectively, was outstanding under the following term loan facilities. The proceeds of which were used to partially fund the acquisition of Enica Biskra and for general working capital purposes. There is no remaining availability under these Spanish Term Loans. In February 2008, the Company entered into a term loan in the amount of 20 million euros with an interest rate of Euribor plus 0.5%. The term loan is payable in semi-annual installments, due in September and March, maturing in March 2013. Simultaneously, the Company entered into a fixed interest rate swap to coincide with the terms and conditions of the term loan starting in September 2008 and maturing in March 2013 that will effectively hedge the variable interest rate with a fixed interest rate of 4.2%. In April 2008, the Company entered into a term loan in the amount of 10 million euros with an interest rate of Euribor plus 0.75%. The term loan is payable in semi-annual installments, due in April and October, maturing in April 2013. Simultaneously, the Company entered into a fixed interest rate swap to coincide with the terms and conditions of the term loan starting in October 2008 and maturing in April 2013 that will effectively hedge the variable interest rate with a fixed interest rate of 4.58%. In June 2008, the Company entered into a term loan in the amount of 21 million euros with an interest rate of Euribor plus 0.75%. The term loan is payable in quarterly installments, due in March, June, September and December, maturing in June 2013. Simultaneously, the Company entered into a fixed interest rate swap to coincide with the terms and conditions of the term loan starting in September 2008 and maturing in June 2013 that will effectively hedge the variable interest rate with a fixed interest rate of 4.48%. In September 2009, the Company entered into a term loan in the amount of 15 million euros with an interest rate of Euribor plus 2.0% payable quarterly. The term loan is payable in semi-annual installments, due in February and August, maturing in August 2014. The weighted average interest rate for these term loans was 4.0% as of October 2, 2009.

Three Spanish Credit Facilities totaling 45 million euros were established in 2008, and mature in 2010, 2011 and 2013 and carry an interest rate of Euribor plus 0.4% to 0.65% depending on certain debt ratios. The Company has currently drawn $14.1 million under these facilities, leaving undrawn availability of approximately the U.S. dollar equivalent of $51.5 million as of October 2, 2009. Commitment fees ranging from 15 to 25 basis points per annum on any unused commitments under these credit facilities are payable on a quarterly basis. The weighted average interest rate as of October 2, 2009 was 4.5%.
The Spanish Term Loans and Spanish Credit Facility are subject to certain financial ratios of the Company’s European subsidiaries, which includes minimum net equity and net debt to EBITDA (earnings before interest, taxes, depreciation and amortization). At October 2, 2009 and December 31, 2008, the Company was in compliance with all covenants under these facilities.
Silec credit facilities
As of October 2, 2009, Silec’s debt was the U.S. dollar equivalent of $34.0 million. The debt consisted of approximately $20.8 million relating to an uncommitted accounts receivable facility and approximately $13.2 million of short-term financing agreements at a weighted average interest rate of 2.3%. The Company has approximately $79.1 million of excess availability under these short-term financing agreements.
Senior Secured Revolving Credit Facility (“Amended Credit Facility”)
The Company’s current senior secured revolving credit facility (“Amended Credit Facility”), as amended, is a five-year, $400.0 million asset based revolving credit agreement that includes an approximate $50.0 million sublimit for the issuance of commercial and standby letters of credit and a $20.0 million sublimit for swingline loans. The Company under the Amended Credit Facility has the option (subject to certain limitations and conditions) to elect whether loans under the Amended Credit Facility will be LIBOR loans or alternative base rate loans. Eurodollar loans bear interest at a rate equal to an adjusted LIBOR rate plus an applicable margin percentage (which margin has a range of 1.125% to 1.875%) and alternative base rate loans bear interest at a rate equal to an alternative base rate plus an applicable margin percentage (which margin has a range of 0.00% to 0.625%). The applicable margin percentage is subject to adjustments based upon the excess availability, as defined in the Amended Credit Facility. At October 2, 2009, the Company had no outstanding borrowing and undrawn availability of $306.0 million under the Amended Credit Facility. As of October 2, 2009, the Company had outstanding letters of credit related to this Amended Credit Facility of $28.2 million.
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
The Amended Credit Facility requires that the Company comply with certain financial covenants, the principal covenant of which is a quarterly minimum fixed charge coverage ratio test, which is only applicable when excess availability, as defined, is below a certain threshold. At October 2, 2009, the Company was in compliance with all covenants under the Amended Credit Facility. In addition, the Amended Credit Facility includes negative covenants, which restrict certain acts. However, the Company will be permitted to declare and pay dividends or distributions on the Series A preferred stock so long as there is no default under the Amended Credit Facility and the Company meets certain financial conditions.
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

Other
As of October 2, 2009 and December 31, 2008, ECN Cable’s debt was the U.S. dollar equivalent of $23.0 million and $17.4 million, respectively. As of October 2, 2009 the debt consisted of approximately $0.5 million relating to an uncommitted accounts receivable facility and approximately $22.5 million of various credit facilities. The Company has approximately $46.0 million of excess availability under the uncommitted accounts receivable facility and the credit facilities.
At October 2, 2009, maturities of long-term debt during twelve month periods beginning October 2, 2009 through September 30, 2014 are $132.2 million, $33.3 million, $14.9 million, $408.3 million and $287.6 million, respectively, and $340.3 million thereafter.
As of October 2, 2009 and December 31, 2008, the Company was in compliance with all debt covenants.
8. Derivative and Other Financial Instruments
The Company is exposed to various market risks, including changes in interest rates, foreign currency and raw material (commodity) prices. To manage risks associated with the volatility of these natural business exposures the Company enters into interest rate, commodity and foreign currency derivative agreements, as well as copper and aluminum forward pricing agreements. The Company does not purchase or sell derivative instruments for trading purposes. The Company does not engage in trading activities involving derivative contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques.
Cash Flow Hedges
The Company utilizes interest rate swaps to manage its interest expense exposure by fixing its interest rate on portions of the Company’s floating rate debt. The Company has entered into interest rate swaps on the Company’s Spanish Term Loans, as discussed above in Note 7. As of October 2, 2009, in addition to the above mentioned Spanish Term Loans related interest rate swaps with a notional value of $55.0 million which provides for a fixed interest rate of 4.4% maturing in October 2011, the Company has one outstanding interest rate swap on $9.0 million of variable rate debt (classified as “Other” North America debt). The fair value of these financial derivatives which are designated as and qualify as cash flow hedges are based on quoted market prices which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments.
The Company enters into commodity futures contracts, which are designated and qualify as cash flow hedges, for the purchase of copper, aluminum and lead for delivery in a future month to match certain sales transactions.
The Company enters into foreign currency exchange contracts, which are designated as and qualify as cash flow hedges, principally to manage its foreign currency exposure in certain transactions denominated in foreign currencies, thereby attempting to limit the Company’s risk that would otherwise result from changes in exchange rates. Principal transactions hedged during the year were firm sales and purchase commitments. The fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.
Fair Value of Derivatives Instruments
The notional amounts and fair values of derivatives designated as cash flow hedges and derivatives not designated as cash flow hedges at October 2, 2009 are shown below (in millions).

	October 2, 2009
	Notional	Fair Value
	Amount	Asset (1)	Liability (2)

Derivatives designated as cash flow hedges:
Interest rate swap	$64.0	$2.9	$0.6
Commodity futures	163.7	6.4	17.9
Foreign currency exchange	314.4	6.3	3.9

		$15.6	$22.4

Derivatives not designated as cash flow hedges:
Commodity futures	$—	$—	$—
Foreign currency exchange	24.0	0.2	0.3

		$0.2	$0.3

(1)	Balance recorded in “Prepaid expenses and other” and “Other non-current assets”

(2)	Balance recorded in “Accrued liabilities” and “Other liabilities”
Depending on the extent of an unrealized loss position on a derivative contract held by the Company, certain counterparties may require collateral to secure the Company’s derivative contract position. The Company recorded $8.7 million in the “prepaid expenses and other” line item on the condensed consolidated balance sheet as of December 31, 2008. As of October 2, 2009, there were no contracts held by the Company that required collateral to secure the Company’s derivative liability positions.

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

	Three Fiscal Months Ended October 2, 2009
			Ineffective portion
			and amount excluded
	Effective Portion	Reclassified from	from effectiveness
	recognized in OCI	Accumulated OCI	testing
(in millions)	Gain / (Loss)	Gain / (Loss)	Gain / (Loss)	Location

Derivatives designated as cash flow hedges:
Interest rate swap	$(0.2)	$(0.1)	$0.2	Interest Expense
Commodity futures	11.5	(3.3)	—	Costs of Sales
Foreign currency exchange	4.5	1.3	(0.3)	Other income /(expense)

Total	$15.8	$(2.1)	$(0.1)

	Nine Fiscal Months Ended October 2, 2009
			Ineffective portion
			and amount excluded
	Effective Portion	Reclassified from	from effectiveness
	recognized in OCI	Accumulated OCI	testing
(in millions)	Gain / (Loss)	Gain / (Loss)	Gain / (Loss)	Location

Derivatives designated as cash flow hedges:
Interest rate swap	$2.2	$(0.3)	$0.1	Interest Expense
Commodity futures	(11.5)	(45.6)	—	Costs of Sales
Foreign currency exchange	1.6	(2.5)	0.8	Other income /(expense)

Total	$(7.7)	$(48.4)	$0.9

For the above derivative instruments that are not designated as cash flow hedges, the unrealized gain or loss on the derivatives is reported in current earnings. For the three and nine fiscal months ended of October 2, 2009, the Company recorded a loss of $0.1 million and $0.7 million, respectively, for derivatives instruments not designated as cash flow hedges in other income/(expense) on the condensed consolidated statement of operations. As of October 2, 2009, foreign currency exchange derivatives not designated as hedges of $24.0 million includes an $8.0 million U.S. dollar to Mexican peso cross currency and interest rate swap agreement related to an intercompany loan among the Company’s subsidiaries in its ROW operations, in order to hedge the effects of the changes in spot exchange rates and to exchange floating rate interest with a fixed interest rate of 8.46%. The swap matures in March 2011.
Other Forward Pricing Agreements
In the normal course of business, the Company enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. These forward pricing arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business and are therefore considered “normal purchases and normal sales”. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At October 2, 2009 and December 31, 2008, the Company had $58.3 million and $90.5 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At October 2, 2009 and December 31, 2008, the fair value of these arrangements were $60.1 million and $65.4 million, respectively, and the Company had an unrealized gain (loss) of $1.8 million and $(25.1) million, respectively, related to these transactions. The Company believes the unrealized gains (losses) under these agreements to be largely offset as a result of firm sales price commitments with customers.
9. Income Taxes
During the third quarter of 2009, the Company accrued approximately $1.6 million of income tax expense for uncertain tax positions likely to be taken in the current year and for interest and penalties on tax positions taken in prior periods, all of which would have a favorable impact on the effective tax rate, if recognized.
The Company files income tax returns in numerous tax jurisdictions around the world. Due to uncertainties regarding the timing and outcome of various tax audits, appeals and settlements, it is difficult to reliably estimate the amount of unrecognized tax benefits that could change within the next twelve months. The Company believes it is reasonably possible that approximately $27.0 million of unrecognized tax benefits could change within the next twelve months due to the resolution of tax audits and statute of limitations expirations.

Tax years that are open for examination and assessment by the Internal Revenue Service are 2006 through 2008. With limited exceptions, tax years prior to 2005 are no longer open in major foreign, state or local tax jurisdictions.
10. Employee Benefit Plans
The Company provides retirement benefits through contributory and noncontributory qualified and non-qualified defined benefit pension plans covering eligible domestic and international employees as well as through defined contribution plans and other postretirement benefits.
Defined Benefit Pension Plans
Benefits under the Company’s qualified U.S. defined benefit pension plan generally are based on years of service multiplied by a specific fixed dollar amount, and benefits under the Company’s qualified non-U.S. defined benefit pension plans generally are based on years of service and a variety of other factors that can include a specific fixed dollar amount or a percentage of either current salary or average salary over a specific period of time. The amounts funded for any plan year for the qualified U.S. defined benefit pension plan are neither less than the minimum required under federal law nor more than the maximum amount deductible for federal income tax purposes. The Company’s non-qualified unfunded non-U.S. defined benefit pension plans include plans that provide retirement indemnities to employees within the Company’s European business. Pension obligations for the majority of non-qualified unfunded defined benefit pension plans are provided for by book reserves and are based on local practices and regulations of the respective countries. The Company makes cash contributions for the costs of the non-qualified unfunded defined benefit pension plans as the benefits are paid.
The components of net periodic benefit cost for pension benefits were as follows (in millions):

	Three Fiscal Months Ended
	October 2, 2009		September 26, 2008
	U.S. Plans	Non-U.S Plans	U.S. Plans	Non-U.S. Plans
Service cost	$0.4	$0.6	$0.4	$0.6
Interest cost	2.0	1.2	2.0	1.3
Expected return on plan assets	(1.9)	(0.3)	(2.7)	(0.5)
Amortization of prior service cost	0.1	0.1	0.2	0.1
Amortization of net loss	1.9	0.1	0.6	0.1

Net pension expense	$2.5	$1.7	$0.5	$1.6

	Nine Fiscal Months Ended
	October 2, 2009		September 26, 2008
	U.S. Plans	Non-U.S Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1.2	$1.8	$1.2	$1.8
Interest cost	6.1	3.7	6.0	3.9
Expected return on plan assets	(5.6)	(1.1)	(8.1)	(1.5)
Amortization of prior service cost	0.4	0.1	0.5	0.1
Amortization of net loss	5.4	0.3	1.7	0.4

Net pension expense	$7.5	$4.8	$1.3	$4.7

Defined benefit pension plan cash contributions for the three and nine fiscal months ended October 2, 2009 were $6.8 million and $10.4 million, respectively. Defined benefit pension plan cash contributions for the three and nine fiscal months ended September 26, 2008 were $4.4 million and $6.0 million, respectively.
Postretirement Benefits Other Than Pensions
The Company has postretirement benefit plans that provide medical and life insurance for certain retirees and eligible dependents. The Company funds the plans as claims or insurance premiums are incurred.
Net postretirement benefit expense included the following components (in millions):

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008
Service cost	$—	$—	$0.1	$0.1
Interest cost	0.2	0.2	0.4	0.4
Net amortization and deferral	—	—	0.1	0.1

Net postretirement benefit expense	$0.2	$0.2	$0.6	$0.6

Defined Contribution Plans
Expense under both U.S. and non-U.S. defined contribution plans generally equals up to six percent of each eligible employee’s covered compensation based on the location and status of the employee. The net defined contribution plan expense recognized for the three and nine fiscal months ended October 2, 2009 was $2.0 million and $6.9 million, respectively. The net defined contribution plan expense recognized for the three and nine fiscal months ended September 26, 2008 was $2.2 million and $7.0 million, respectively.
11. Shareholders’ Equity
General Cable is authorized to issue 200 million shares of common stock and 25 million shares of preferred stock.
Condensed consolidated statement of changes in equity is presented below for October 2, 2009 and September 26, 2008.

		General Cable shareholders
				Add’l			Accumulated Other
		Preferred stock	Common Stock	Paid in	Treasury	Retained	Comprehensive	Noncontrolling
	Total	Amount	Amount	Capital	Stock	Earnings	Income/(Loss)	Interest

Balance, December 31, 2008	$992.1	$3.8	$0.6	$486.6	$(71.9)	$597.9	$(146.0)	$121.1
Comprehensive income:
Net income including noncontrolling interest	125.0	—	—	—	—	117.9	—	7.1
Foreign currency translation adj.	83.2	—	—	—	—	—	79.9	3.3
Unrealized gain (loss) on financial instruments	45.7	—	—	—	—	—	42.3	3.4
Unrealized investment gain (loss) on def comp	5.8	—	—	—	—	—	5.8	—
Defined benefit plans adjustments	—	—	—	—	—	—	—	—

Comprehensive income	259.7	—	—	—	—	—	—	—
Preferred stock dividend	(0.3)	—	—	—	—	(0.3)	—	—
Excess tax benefit from stock compensation	0.7	—	—	0.7	—	—	—	—
Other — Issuance pursuant to restricted stock, stock options and other	13.6	—	—	8.5	(1.4)	0.1	—	6.4

Balance, October 2, 2009	$1,265.8	$3.8	$0.6	$495.8	$(73.3)	$715.6	$(18.0)	$141.3

		General Cable shareholders
				Add’l			Accumulated Other
		Preferred stock	Common Stock	Paid in	Treasury	Retained	Comprehensive	Noncontrolling
	Total	Amount	Amount	Capital	Stock	Earnings	Income/(Loss)	Interest

Balance, December 31, 2007	$931.4	$5.1	$0.6	$466.2	$(60.3)	$409.8	$51.2	$58.8
Comprehensive income:
Net income including noncontrolling interest	191.1	—	—	—	—	178.4	—	12.7
Foreign currency translation adj.	(27.1)	—	—	—	—	—	(23.6)	(3.5)
Unrealized gain (loss) on financial instruments	8.3	—	—	—	—	—	6.4	1.9
Unrealized investment gain (loss) on def comp	(3.5)	—	—	—	—	—	(3.5)	—
Defined benefit plans adjustments	—	—	—	—	—	—	—	—

Comprehensive income	168.8	—	—	—	—	—	—	—
Preferred stock dividend	(0.3)	—	—	—	—	(0.3)	—	—
Excess tax benefit from stock compensation	7.0	—	—	7.0	—	—	—	—
Acquisition and divestiture	25.3	—	—		—	—	—	25.3
Other — Issuance pursuant to restricted stock, stock options and other	9.8	(1.3)	—	11.9	(0.3)	(0.5)	—	—

Balance, September 26, 2008	$1,142.0	$3.8	$0.6	$485.1	$(60.6)	$587.4	$30.5	$95.2

The components of accumulated other comprehensive loss of $22.5 million and $157.2 million as of October 2, 2009 and December 31, 2008, respectively, consisted of the following (in millions):

	October 2, 2009		December 31, 2008
	Company common	Noncontrolling	Company common	Noncontrolling
	shareholders	interest	shareholders	interest
Foreign currency translation adjustment	$61.1	$(4.6)	$(18.8)	$(7.9)
Pension adjustments, net of tax	(51.7)	—	(51.7)	—
Change in fair value of derivatives, net of tax	(27.9)	0.1	(70.2)	(3.3)
Unrealized investment gains, net of tax	7.2	—	1.4	—
Defined benefit — pension, net of tax	(7.0)	—	(7.0)	—
Other	0.3	—	0.3	—

Accumulated other comprehensive loss	$(18.0)	$(4.5)	$(146.0)	$(11.2)

Comprehensive income consists of the following (in millions):

	Three Fiscal Months Ended
	October 2, 2009		September 26, 2008
	Company common	Noncontrolling	Company common	Noncontrolling
	shareholders	interest	shareholders	interest
Net income (1)	$16.5	$2.9	$50.6	$5.9
Currency translation gain (loss)	48.5	1.2	(65.5)	(1.3)
Change in fair value of derivatives, net of tax	6.5	0.2	(25.8)	(1.2)
Unrealized investment gain, net of tax	—	—	(1.3)	—

Comprehensive income (loss)	$71.5	$4.3	$(42.0)	$3.4

(1)	Net income before preferred stock dividend payments

	Nine Fiscal Months Ended
	October 2, 2009		September 26, 2008
	Company common	Noncontrolling	Company common	Noncontrolling
	shareholders	interest	shareholders	interest
Net income (1)	$117.9	$7.1	$178.4	$12.7
Currency translation gain (loss)	79.9	3.3	(23.6)	(3.5)
Change in fair value of derivatives, net of tax	42.3	3.4	6.4	1.9
Unrealized investment gain, net of tax	5.8	—	(3.5)	—

Comprehensive income	$245.9	$13.8	$157.7	$11.1

(1)	Net income before preferred stock dividend payments
The Company maintains a deferred compensation plan (“Deferred Compensation Plan”) under the terms and conditions disclosed in the Company’s 2008 Annual Report on Form 10-K. The Company accounts for the Deferred Compensation Plan in accordance with guidance located in ASC710 Compensation - General, as it relates to arrangements where amounts earned are held in rabbi trusts. The market value of mutual fund investments, nonvested and subsequently vested stock and restricted stock in the Rabbi Trust (the “Trust”) was $37.3 million as of October 2, 2009 and $23.5 million as of December 31, 2008. The market value of the assets held by the Trust, exclusive of the market value of the shares of the Company’s nonvested and subsequently vested stock and restricted stock, at October 2, 2009 and December 31, 2008 was $13.1 million and $11.4 million, respectively, and is classified as “other non-current assets” in the condensed consolidated balance sheets. Amounts payable to the plan participants at October 2, 2009 and December 31, 2008, excluding the market value of the shares of the Company’s nonvested and subsequently vested stock and restricted stock, was $15.3 million and $12.6 million, respectively, and is classified as “other liabilities” in the condensed consolidated balance sheets.
12. Share-Based Compensation
General Cable has various plans which provide for granting options and common stock to certain employees and independent directors of the Company and its subsidiaries. The Company recognizes compensation expense for share-based payments based on the fair value of the awards at the grant date. The table below summarizes compensation expense for the Company’s non-qualified stock options, non-vested stock awards and performance-based non-vested stock awards based on the fair value method as estimated using the Black-Scholes valuation model for the three and nine fiscal months ending October 2, 2009 and September 26, 2008.

	Three Fiscal Months Ended
	October 2, 2009	September 26, 2008
Non-qualified stock option expense	$1.3	$1.3
Non-vested stock awards expense	1.5	1.3

Total pre-tax share-based compensation expense	$2.8	$2.6

Excess tax benefit on share-based compensation (1)	$—	$0.2

(1)	Cash inflows recognized as financing activities in the condensed consolidated statement of cash flows

	Nine Fiscal Months Ended
	October 2, 2009	September 26, 2008
Non-qualified stock option expense	$3.8	$3.6
Non-vested stock awards expense	4.3	4.5

Total pre-tax share-based compensation expense	$8.1	$8.1

Excess tax benefit on share-based compensation (1)	$0.7	$7.0

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
13. Shipping and Handling Costs
All shipping and handling amounts billed to a customer in a sales transaction are classified as revenue. Shipping and handling costs associated with the handling of finished goods and shipments to customers included in cost of sales totaled $29.0 million and $40.0 million, respectively, for the three fiscal months ended October 2, 2009 and September 26, 2008 and $83.5 million and $117.1 million, respectively, for the nine fiscal months ended October 2, 2009 and September 26, 2008.
14. Earnings Per Common Share
Effective January 1, 2009, all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities in undistributed earnings along with common shareholders. As a result, the Company retrospectively applied the two-class method of computing basic and diluted earnings per share resulting in a decrease, before the impact of the bifurcation of the Company’s convertible debt instruments, in earnings per share — basic of $0.02 and $0.08 for the three and nine fiscal months ended September 26, 2008, respectively. Historically and for the three and nine fiscal months ended October 2, 2009 and September 26, 2008, the Company did not declare, pay or otherwise accrue a dividend payable to the holders of the Company’s common stock or holders of unvested share-based payment awards (restricted stock). A reconciliation of earnings per common share — basic to earnings per common share — assuming dilution is as follows:

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	Oct 2,	Sept 26,	Oct 2,	Sept 26,
(in millions, except per share data)	2009	2008	2009	2008
Earnings per common share — basic:
Net income for basic EPS computation (1)	$16.4	$50.5	$117.6	$178.1

Weighted average shares outstanding for basic EPS computation (2)	52.0	52.8	51.9	52.7

Earnings per common share — basic (3)	$0.32	$0.96	$2.27	$3.38

(1)	Numerator

(2)	Denominator — includes outstanding unvested share-based payment awards (restricted stock)

(3)	Under the two-class method, Earnings per share — basic reflects undistributed earnings per share for both common stock and unvested share-based payment awards (restricted stock).

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	Oct 2,	Sept 26,	Oct 2,	Sept 26,
(in millions, except per share data)	2009	2008	2009	2008
Earnings per common share — assuming dilution:
Net income attributable to Company common shareholders	$16.4	$50.5	$117.6	$178.1
Add: preferred stock dividends, if applicable	0.1	0.1	0.3	0.3

Net income for diluted EPS computation(1)	$16.5	$50.6	$117.9	$178.4

Weighted average shares outstanding including nonvested shares	52.0	52.8	51.9	52.8
Dilutive effect of convertible notes	—	0.3	—	0.3
Dilutive effect of stock options and restricted stock units	0.5	0.2	0.5	1.1
Dilutive effect of assumed conversion of preferred stock	0.4	0.4	0.4	0.4

Weighted average shares outstanding for diluted EPS computation(2)	52.9	53.7	52.8	54.6

Earnings per common share — assuming dilution	$0.31	$0.94	$2.23	$3.27

(1)	Numerator

(2)	Denominator

As a result of the Company’s obligation to settle, in part, conversions of the 0.875% Convertible Notes and 1.00% Senior Convertible Notes in cash, the Company is required to include any shares underlying the 0.875% Convertible Notes and 1.00% Senior Convertible Notes in its weighted average shares outstanding — assuming dilution once the average stock price per share for the quarter exceeds the $50.36 and $83.93 conversion price of the 0.875% Convertible Notes and 1.00% Senior Convertible Notes, respectively, and only to the extent of the additional shares that the Company may be required to issue in the event that the Company’s conversion obligation exceeds the principal amount of the 0.875% Convertible Notes converted and the 1.00% Senior Convertible Notes.
Regarding the 0.875% Convertible Notes, the conditions for conversion had not been met as of the three and nine fiscal months ended October 2, 2009. However, these conditions were met as of the three and nine fiscal months ended September 26, 2008. Therefore, approximately 1.9 million and 1.5 million shares, respectively, were considered issuable under the “treasury” method of accounting for the share dilution and have been included in the Company’s earnings per share — assuming dilution calculation based upon the amount by which the average stock price of approximately $68.31 and $64.02 for the three and nine fiscal months ending September 26, 2008, respectively, exceeded the conversion price.
In addition, shares underlying the warrants issued in connection with the 0.875% Convertible Notes will be included in the weighted average shares outstanding — assuming dilution when the average stock price per share for a quarter exceeds the $76.00 strike price of the warrants, and shares underlying the related note hedges, per the guidance in ASC260 Earnings per Share, will not be included in the weighted average shares outstanding — assuming dilution because the impact of the shares will always be anti-dilutive. The condition to include underlying shares related to the warrants had not been met as of October 2, 2009 and September 26, 2008.
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

					Incremental Shares
	Shares Underlying		Total Treasury	Shares Due to the	Issued by the
	0.875% Convertible	Warrant	Method Incremental	Company under	Company upon
Share Price	Notes	Shares	Shares(1)	Note Hedges	Conversion(2)
$50.36	—	—	—	—	—
$60.36	1,167,502	—	1,167,502	(1,167,502)	—
$70.36	2,003,400	—	2,003,400	(2,003,400)	—
$80.36	2,631,259	382,618	3,013,877	(2,631,259)	382,618
$90.36	3,120,150	1,120,363	4,240,513	(3,120,150)	1,120,363
$100.36	3,511,614	1,711,088	5,222,702	(3,511,614)	1,711,088

(1)	Represents the number of incremental shares that must be included in the calculation of fully diluted shares under U.S. GAAP.

(2)	Represents the number of incremental shares to be issued by the Company upon conversion, assuming concurrent settlement of the note hedges and warrants.
Regarding the 1.00% Senior Convertible Notes, the conditions for conversion had not been met as of October 2, 2009 or September 26, 2008. At any such time in the future the threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earnings per share — assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price.
The following table provides an example of how changes in the Company’s stock price would require the inclusion of additional shares in the denominator of the weighted average shares outstanding — assuming dilution calculation for the 1.00% Senior Convertible Notes.

		Total Treasury Method
	Shares Underlying 1.00%	Incremental
Share Price	Senior Convertible Notes	Shares(1)
$83.93	—	—
$93.93	602,288	602,288
$103.93	1,088,861	1,088,861
$113.93	1,490,018	1,490,018
$123.93	1,826,436	1,826,436
$133.93	2,112,616	2,112,616

(1)	Represents the number of incremental shares that must be included in the calculation of fully diluted shares under U.S. GAAP.

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
Net sales as shown below represent sales to external customers for each segment. Intercompany sales have been eliminated. The Company evaluates segment performance and allocates resources based on segment operating income. Segment operating income represents income from continuing operations before interest income, interest expense, other income (expense), other financial costs or income tax.
Where applicable, “Corporate” generally includes corporate activity, eliminations and assets, such as, cash, deferred income taxes, certain property, including property held for sale, prepaid expenses and certain other current and non-current assets. The following tables summarize financial information for the Company’s reportable segments for the three and nine fiscal months ended October 2, 2009 and September 26, 2008 and as of October 2, 2009 and September 28, 2008:

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	Oct 2,	Sept 26,	Oct 2,	Sept 26,
(in millions)	2009	2008	2009	2008
Net sales:
North America	$364.2	$578.2	$1,127.8	$1,747.5
Europe and North Africa	361.5	537.0	1,133.6	1,690.6
ROW	356.1	510.8	994.8	1,499.1

Total	$1,081.8	$1,626.0	$3,256.2	$4,937.2

Operating Income:
North America	$4.8	$33.9	$56.5	$97.6
Europe and North Africa	9.6	36.6	73.2	134.8
ROW	28.4	43.3	100.6	127.3

Total	$42.8	$113.8	$230.3	$359.7

	October 2,	December 31,
(in millions)	2009	2008
Identifiable Assets:
North America	$797.4	$760.1
Europe and North Africa	1,521.5	1,493.3
ROW	1,553.0	1,414.6
Corporate	96.5	168.4

Total	$3,968.4	$3,836.4

16. Commitments and Contingencies
Certain present and former operating sites, or portions thereof, currently or previously owned or leased by current or former operating units of the Company are the subject of investigations, monitoring or remediation under the United States Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund), the Federal Resource Conservation and Recovery Act or comparable state statutes or agreements with third parties. These proceedings are in various stages ranging from initial investigations to active settlement negotiations to implementation of the cleanup or remediation of sites.
Certain present and former operating units of the Company in the United States have been named as potentially responsible parties (PRPs) at several off-site disposal sites under CERCLA or comparable state statutes in federal court proceedings. In each of these matters, the operating unit of The Company is working with the governmental agencies involved and other PRPs to address environmental claims in a responsible and appropriate manner.

At October 2, 2009 and December 31, 2008, the Company had an accrued liability of approximately $0.9 million and $1.1 million, respectively, for various environmental-related liabilities of which the Company is aware. American Premier Underwriters Inc., a former parent of the Company, agreed to indemnify the Company against all environmental-related liabilities arising out of the Company’s or its predecessors’ ownership or operation of the Indiana Steel & Wire Company and Marathon Manufacturing Holdings, Inc. businesses (which were divested by the Company), without limitation as to time or amount. While it is difficult to estimate future environmental-related liabilities accurately, the Company does not currently anticipate any material adverse impact on its results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.
As part of the acquisition of the worldwide energy cable and cable systems business of BICC plc, BICC plc agreed to indemnify the Company against environmental liabilities existing at the date of the closing of the purchase of the business. The indemnity is for an eight-year period ending in 2007 while the Company operates the businesses subject to certain sharing of losses (with BICC plc covering 95% of losses in the first three years, 80% in years four and five and 60% in the remaining three years). The indemnity is also subject to the overall indemnity limit of $150 million, which applies to all warranty and indemnity claims in the transaction. In addition, BICC plc assumed responsibility for cleanup of certain specific conditions at several sites operated by the Company and cleanup is mostly complete at those sites. In the sale of the European businesses to Pirelli in August 2000, the Company generally indemnified Pirelli against any environmental-related liabilities on the same basis as BICC plc indemnified the Company in the earlier acquisition. However, the indemnity the Company received from BICC plc related to the European businesses sold to Pirelli terminated upon the sale of those businesses to Pirelli. At this time, there are no claims outstanding under the general indemnity provided by BICC plc. In addition, the Company generally indemnified Pirelli against other claims relating to the prior operation of the business. Pirelli has asserted claims under this indemnification. The Company is continuing to investigate and defend against these claims and believes that the reserves currently included in the Company’s balance sheet are adequate to cover any obligation it may have.
The Company has also agreed to indemnify Southwire Company against certain environmental liabilities arising out of the operation of the business it sold to Southwire prior to its sale. The indemnity is for a ten year period from the closing of the sale, which ends in the fourth quarter of 2011, and is subject to an overall limit of $20 million. At this time, there are no claims outstanding under this indemnity.
In 2007, the Company acquired the worldwide wire and cable business of Freeport-McMoRan Copper and Gold Inc., which operates as PDIC. As part of this acquisition, the seller agreed to indemnify the Company for certain environmental liabilities existing at the date of the closing of the acquisition. The seller’s obligation to indemnify the Company for these particular liabilities generally survives four years from the date the parties executed the definitive purchase agreement unless the Company has properly notified the seller before the expiry of the four year period. The seller also made certain representations and warranties related to environmental matters and the acquired business and agreed to indemnify the Company for breaches of those representations and warranties for a period of four years from the closing date. Indemnification claims for breach of representations and warranties are subject to an overall indemnity limit of approximately $105 million, which applies to all warranty and indemnity claims for the transaction.
In addition, Company subsidiaries have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by the Company. As of October 2, 2009, the Company was a defendant in approximately 1,128 non-maritime cases and 33,550 maritime cases brought in various jurisdictions throughout the United States. As of October 2, 2009 and December 31, 2008 the Company has accrued, on a gross basis, approximately $4.8 million and $5.0 million and has recorded approximately $0.5 million, respectively, of insurance recoveries for these lawsuits. The Company does not believe that the outcome of the litigation will have a material adverse effect on its condensed consolidated results of operations, financial position or cash flows.
The Company is also involved in various routine legal proceedings and administrative actions. Such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on its result of operations, cash flows or financial position.
In Europe and North Africa as it relates to the 2005 purchase of shares of Silec Cable, S.A.S. (Silec), the Company has pledged to the bank the following; Silec Cable, S.A.S. shares, segment assets such as land and buildings and General Cable Spain and Portugal have been designated as guarantors.
The Company has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. At October 2, 2009, future minimum rental payments required under non-cancelable lease agreements during twelve month periods beginning October 2, 2009 through September 30, 2014 are $8.9 million, $5.9 million, $4.4 million, $3.2 million and $1.1 million, respectively, and $3.8 million thereafter.
As of October 2, 2009, the Company had $166.0 million in letters of credit, $145.0 million in various performance bonds and $219.9 million in other guarantees. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self insurance claims, defined benefit plan obligations, contract performance and quality and other various bank financing guarantees.

17. Unconsolidated Affiliated Companies
Unconsolidated affiliated companies are those in which the Company generally owns less than 50 percent of the outstanding voting shares. The Company does not control these companies and accounts for its investments in them on the equity basis. The unconsolidated affiliated companies primarily manufacture or market wire and cable products in our ROW segment. The Company’s share of the income of these companies is reported in the condensed consolidated statement of operations under “Equity in earnings of affiliated companies.” For the three and nine fiscal months ended October 2, 2009, equity in earnings of affiliated companies was $0.1 million and $0.4 million, respectively. For the three and nine fiscal months ended September 26, 2008, equity in earnings of affiliated companies was $1.5 million and $4.3 million, respectively. The net investment in unconsolidated affiliated companies was $9.1 million and $7.5 million as of October 2, 2009 and December 31, 2008, respectively. As of October 2, 2009, the Company’s ownership percentages in unconsolidated affiliated companies were as follows: PTDL Trading Company Ltd. 49%, Colada Continua Chilean, S.A. 41%, Keystone Electric Wire & Cable Co., Ltd. 20% and Thai Copper Rod Company Ltd. 18%.
18. Fair Value Disclosure
Effective January 1, 2008, the Company adopted ASC820 Fair Value Measurements and Disclosures, which provides a framework for measuring fair value under generally accepted accounting principles. Subsequently, on January 1, 2009, the Company adopted the previously delayed requirement for nonrecurring fair value measurements of assets and liabilities to be disclosed in reporting periods in which 1) the assets or liabilities are subject to remeasurement at fair value after initial recognition and 2) the resulting measurement is reflected in the financial statements had no impact on the Company’s condensed consolidated balance sheet, results of operations or cash flows as of October 2, 2009.
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair market values of the Company’s financial instruments are determined based on the fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair values which are as follows:
•
Level 1 — Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market.

•
Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques for which the determination of fair value requires significant management judgment or estimation.

The Company carries derivative assets and liabilities (Level 2) and trading marketable equity securities (Level 1) held in the Rabbi Trust as part of the Company’s deferred compensation plan at fair value. The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices and indices to generate pricing and volatility factors, which are used to value the position. The predominance of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. Trading marketable equity securities are recorded at fair value, which are based on quoted market prices. There were no financial assets or financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in millions).

	October 2, 2009
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Fair Value
Assets:
Derivative assets	$—	$15.8	$—	$15.8
Trading securities(1)	13.1	—	—	13.1

Total Assets	$13.1	$15.8	$—	$28.9

Liabilities
Derivative liabilities	$—	$22.7	$—	$22.7

Total liabilities	$—	$22.7	$—	$22.7

(1)	Trading securities are held in the Rabbi Trust as part of the Company’s deferred compensation plan, see Note 11 to the condensed consolidated financial statements

19. Supplemental Guarantor Information
General Cable Corporation and its U.S. and Canadian wholly-owned subsidiaries fully and unconditionally guarantee the 1.00% Senior Convertible Notes, the 0.875% Convertible Notes and the 7.125% Senior Notes due in 2017 and Senior Floating Rate Notes of General Cable Corporation (the Parent) on a joint and several basis. The following presents financial information about the Parent, guarantor subsidiaries and non-guarantor subsidiaries in millions. All of the Company’s subsidiaries are “restricted subsidiaries” for purposes of the 1.00% Senior Convertible Notes and 0.875% Convertible Notes. Intercompany transactions are eliminated.
Condensed Statements of Operations
Three Fiscal Months Ended October 2, 2009

		Guarantor	Non-Guarantor
(in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$358.9	$722.9	$—	$1,081.8
Intercompany	10.2	0.7	21.0	(31.9)	—

	10.2	359.6	743.9	(31.9)	1,081.8
Cost of sales	—	326.1	652.6	(21.0)	957.7

Gross profit	10.2	33.5	91.3	(10.9)	124.1
Selling, general and administrative expenses	7.8	31.1	53.3	(10.9)	81.3

Operating income	2.4	2.4	38.0	—	42.8
Other income (expense)	0.1	1.7	(0.9)	—	0.9
Interest income (expense):
Interest expense	(17.3)	(18.1)	(9.5)	23.5	(21.4)
Interest income	17.6	5.9	0.9	(23.5)	0.9

	0.3	(12.2)	(8.6)	—	(20.5)

Income before income taxes	2.8	(8.1)	28.5	—	23.2
Income tax provision	(1.1)	4.8	(7.6)	—	(3.9)
Equity in net income of subsidiaries	14.8	18.1	0.1	(32.9)	0.1

Net income	16.5	14.8	21.0	(32.9)	19.4
Less: preferred stock dividends	0.1	—	—	—	0.1
Less: net income attributable to noncontrolling interest	—	—	2.9	—	2.9

Net income applicable to Company common shareholders	$16.4	$14.8	$18.1	$(32.9)	$16.4

Condensed Statements of Operations
Nine Fiscal Months Ended October 2, 2009

			Non-
		Guarantor	Guarantor
(in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,111.3	$2,144.9	$—	$3,256.2
Intercompany	37.5	1.8	40.4	(79.7)	—

	37.5	1,113.1	2,185.3	(79.7)	3,256.2
Cost of sales	—	955.9	1,852.4	(40.4)	2,767.9

Gross profit	37.5	157.2	332.9	(39.3)	488.3
Selling, general and administrative expenses	29.6	107.7	160.0	(39.3)	258.0

Operating income	7.9	49.5	172.9	—	230.3
Other income (expense)	0.2	2.7	8.1	—	11.0
Interest income (expense):
Interest expense	(52.2)	(52.3)	(30.2)	68.7	(66.0)
Interest income	51.2	17.6	2.6	(68.7)	2.7

	(1.0)	(34.7)	(27.6)	—	(63.3)

Income before income taxes	7.1	17.5	153.4	—	178.0
Income tax provision	(2.7)	(9.5)	(41.2)	—	(53.4)
Equity in net income of subsidiaries	113.4	105.5	0.3	(218.8)	0.4

Net income	117.8	113.5	112.5	(218.8)	125.0
Less: preferred stock dividends	0.3	—	—	—	0.3
Less: net income attributable to noncontrolling interest	—	—	7.1	—	7.1

Net income applicable to Company common shareholders	$117.5	$113.5	$105.4	$(218.8)	$117.6

Condensed Statements of Operations
Three Fiscal Months Ended September 26, 2008

			Non-
		Guarantor	Guarantor
(in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$570.3	$1,055.7	$—	$1,626.0
Intercompany	15.2	0.5	12.1	(27.8)	—

	15.2	570.8	1.067.8	(27.8)	1,626.0
Cost of sales	—	504.1	924.2	(12.1)	1,416.2

Gross profit	15.2	66.7	143.6	(15.7)	209.8
Selling, general and administrative expenses	12.3	36.3	63.1	(15.7)	96.0

Operating income	2.9	30.4	80.5	—	113.8
Other income (expense)	(0.6)	(1.3)	(9.0)	—	(10.9)
Interest income (expense):
Interest expense	(17.4)	(19.3)	(13.3)	23.6	(26.4)
Interest income	18.0	6.2	3.2	(23.6)	3.8

	0.6	(13.1)	(10.1)	—	(22.6)

Income before income taxes	2.9	16.0	61.4	—	80.3
Income tax provision	(2.6)	(7.1)	(15.6)	—	(25.3)
Equity in net income of subsidiaries	50.3	41.4	(0.4)	(89.8)	1.5

Net income	50.6	50.3	45.4	(89.8)	56.5
Less: preferred stock dividends	0.1	—	—	—	0.1
Less: net income attributable to noncontrolling interest	—	—	5.9	—	5.9

Net income applicable to Company common shareholders	$50.5	$50.3	$39.5	$(89.8)	$50.5

Condensed Statements of Operations
Nine Fiscal Months Ended September 26, 2008

			Non-
		Guarantor	Guarantor
(in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,718.4	$3,218.8	$—	$4,937.2
Intercompany	44.4	1.8	39.5	(85.7)	—

	44.4	1,720.2	3,258.3	(85.7)	4,937.2
Cost of sales	—	1,518.7	2,808.2	(39.5)	4,287.4

Gross profit	44.4	201.5	450.1	(46.2)	649.8
Selling, general and administrative expenses	36.3	110.3	189.7	(46.2)	290.1

Operating income	8.1	91.2	260.4	—	359.7
Other income (expense)	(1.3)	(0.7)	(9.3)	—	(11.3)
Interest income (expense):
Interest expense	(51.9)	(58.0)	(36.3)	71.0	(75.2)
Interest income	53.3	18.4	9.4	(71.0)	10.1

	1.4	(39.6)	(26.9)	—	(65.1)

Income before income taxes	8.2	50.9	224.2	—	283.3
Income tax provision	(7.3)	(26.8)	(62.4)	—	(96.5)
Equity in net income of subsidiaries	177.5	153.4	2.4	(329.0)	4.3

Net income	178.4	177.5	164.2	(329.0)	191.1
Less: preferred stock dividends	0.3	—	—	—	0.3
Less: net income attributable to noncontrolling interest	—	—	12.7	—	12.7

Net income applicable to Company common shareholders	$178.1	$177.5	$151.5	$(329.0)	$178.1

Condensed Balance Sheets
October 2, 2009

		Guarantor	Non-Guarantor
(in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$4.0	$6.7	$441.5	$—	$452.2
Receivables, net of allowances	—	224.3	702.0	—	926.3
Inventories	—	291.8	670.5	—	962.3
Deferred income taxes	7.0	69.9	40.3	—	117.2
Prepaid expenses and other	3.3	30.3	46.4	—	80.0

Total current assets	14.3	623.0	1,900.7	—	2,538.0

Property, plant and equipment, net	0.3	201.8	801.8	—	1,003.9
Deferred income taxes	(8.7)	(1.4)	22.3	—	12.2
Intercompany accounts	1,091.3	416.0	29.5	(1,536.8)	—
Investment in subsidiaries	1,009.7	1,199.5	—	(2,209.2)	—
Goodwill	—	6.8	154.8	—	161.6
Intangible assets, net	—	0.6	196.1	—	196.7
Unconsolidated affiliated companies	—	3.2	5.9	—	9.1
Other non-current assets	10.4	22.1	14.4	—	46.9

Total assets	$2,117.3	$2,471.6	$3,125.5	$(3,746.0)	$3,968.4

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$115.1	$632.5	$—	$747.6
Accrued liabilities	(23.5)	91.1	286.4	—	354.0
Current portion of long-term debt	—	—	132.2	—	132.2

Total current liabilities	(23.5)	206.2	1,051.1	—	1,233.8

Long-term debt	1,001.2	0.2	83.0	—	1,084.4
Deferred income taxes	2.1	(3.6)	131.4	—	129.9
Intercompany accounts	0.1	1,120.8	415.9	(1,536.8)	—
Other liabilities	12.9	138.4	103.2	—	254.5

Total liabilities	992.8	1,462.0	1,784.6	(1,536.8)	2,702.6

Total Company shareholders’ equity	1,124.5	1,009.6	1,199.6	(2,209.2)	1,124.5

Noncontrolling interest	—	—	141.3	—	141.3

Total liabilities and shareholders’ equity	$2,117.3	$2,471.6	$3,125.5	$(3,746.0)	$3,968.4

Condensed Balance Sheets
December 31, 2008

		Guarantor	Non-Guarantor
(in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$2.3	$28.1	$252.2	$—	$282.6
Receivables, net of allowances	—	211.9	820.1	—	1,032.0
Inventories	—	269.0	684.2	—	953.2
Deferred income taxes	7.0	90.8	34.5	—	132.3
Prepaid expenses and other	(1.4)	21.4	51.5	—	71.5

Total current assets	7.9	621.2	1,842.5	—	2,471.6
Property, plant and equipment, net	0.6	203.4	676.9	—	880.9
Deferred income taxes	26.4	(1.5)	31.1	—	56.0
Intercompany accounts	1,037.3	413.1	21.3	(1,471.7)	—
Investment in subsidiaries	774.0	982.2	—	(1,756.2)	—
Goodwill	—	0.9	171.0	—	171.9
Intangible assets, net	—	0.7	201.1	—	201.8
Unconsolidated affiliated companies	—	1.9	5.6	—	7.5
Other non-current assets	17.3	20.0	9.4	—	46.7

Total assets	$1,863.5	$2,241.9	$2,958.9	$(3,227.9)	$3,836.4

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$119.9	$637.3	$—	$757.2
Accrued liabilities	(19.4)	125.3	317.4	—	423.3
Current portion of long-term debt	—	1.0	229.5	—	230.5

Total current liabilities	(19.4)	246.2	1,184.2	—	1,411.0

Long-term debt	962.4	10.2	50.9	—	1,023.5
Deferred income taxes	37.2	(3.7)	100.1	—	133.6
Intercompany accounts	—	1,058.6	413.1	(1,471.7)	—
Other liabilities	12.3	160.8	103.1	—	276.2

Total liabilities	992.5	1,472.1	1,851.4	(1,471.7)	2,844.3

Total Company shareholders’ equity	871.0	769.8	986.4	(1,756.2)	871.0

Noncontrolling interest	—	—	121.1	—	121.1

Total liabilities and shareholders’ equity	$1,863.5	$2,241.9	$2,958.9	$(3,227.9)	$3,836.4

Condensed Statements of Cash Flows
Nine Fiscal Months Ended October 2, 2009

		Guarantor	Non-Guarantor
(in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$30.8	$(5.8)	$340.3	$—	$365.3

Cash flows of investing activities:
Capital expenditures	—	(21.2)	(89.1)	—	(110.3)
Proceeds from properties sold	—	0.1	0.3	—	0.4
Acquisitions, net of cash acquired	—	(14.2)	—	—	(14.2)
Intercompany accounts	(29.9)	—	—	29.9	—
Other, net	—	4.9	—	—	4.9

Net cash flows of investing activities	(29.9)	(30.4)	(88.8)	29.9	(119.2)

Cash flows of financing activities:
Preferred stock dividends paid	(0.3)	—	—	—	(0.3)
Excess tax benefits from stock-based compensation	0.7	—	—	—	0.7
Intercompany accounts	—	16.4	13.5	(29.9)	—
Proceeds from revolving credit borrowings	—	91.5	—	—	91.5
Repayments of revolving credit borrowings	—	(91.5)	—	—	(91.5)
Proceeds (repayments) of other debt, net	—	(2.2)	(80.5)	—	(82.7)
Proceeds from exercise of stock options	0.4	—	—	—	0.4

Net cash flows of financing activities	0.8	14.2	(67.0)	(29.9)	(81.9)

Effect of exchange rate changes on cash and cash equivalents	—	0.6	4.8	—	5.4

Increase (decrease) in cash and cash equivalents	1.7	(21.4)	189.3	—	169.6
Cash and cash equivalents — beginning of period	2.3	28.1	252.2	—	282.6

Cash and cash equivalents — end of period	$4.0	$6.7	$441.5	$—	$452.2

Condensed Statements of Cash Flows
Nine Fiscal Months Ended September 26, 2008

		Guarantor	Non-Guarantor
(in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$24.2	$41.3	$63.2	$—	$128.7

Cash flows of investing activities:
Capital expenditures	—	(35.8)	(113.7)	—	(149.5)
Proceeds from properties sold	—	2.4	3.5	—	5.9
Acquisitions, net of cash acquired	—	(16.4)	(31.3)	—	(47.7)
Intercompany accounts	(41.9)	—	—	41.9	—
Other, net	—	(0.6)	—	—	(0.6)

Net cash flows of investing activities	(41.9)	(50.4)	(141.5)	41.9	(191.9)

Cash flows of financing activities:
Preferred stock dividends paid	1.2	—	(1.5)	—	(0.3)
Excess tax benefits from stock-based compensation	7.0	—	—	—	7.0
Intercompany accounts	—	34.5	7.4	(41.9)	—
Proceeds from revolving credit borrowings	—	124.7	—	—	124.7
Repayments of revolving credit borrowings	—	(157.7)	—	—	(157.7)
Proceeds (repayments) of other debt, net	—	(0.6)	146.2	—	145.6
Proceeds from exercise of stock options	2.4	—	—	—	2.4

Net cash flows of financing activities	10.6	0.9	152.1	(41.9)	121.7

Effect of exchange rate changes on cash and cash equivalents	—	(0.2)	(12.1)	—	(12.3)

Increase (decrease) in cash and cash equivalents	(7.1)	(8.4)	61.7	—	46.2
Cash and cash equivalents — beginning of period	7.2	13.2	305.3	—	325.7

Cash and cash equivalents — end of period	$0.1	$4.8	$367.0	$—	$371.9

Notes to Parent Company Condensed Financial Information
Basis of Presentation
Parent company Condensed Financial Information is required to be disclosed because the restricted net assets of the Company’s subsidiaries and the Company’s equity in the undistributed earnings of 50 percent or less owned entities exceeded 25% of the Company’s total consolidated net assets as of October 2, 2009 and December 31, 2008. This financial information is condensed and omits many disclosures presented in the Condensed Consolidated Financial Statements and Notes thereto.
Parent Company Long-Term Debt
At October 2, 2009 and December 31, 2008, the Parent was party to various long-term financing arrangements, as summarized below:
Long-term debt consisted of the following (in millions):

	October 2,	December 31,
	2009	2008
1.00% Senior Convertible Notes due 2012	$475.0	$475.0
Debt discount on Senior Convertible Notes due 2012	(81.6)	(99.3)
0.875% Convertible Notes due 2013	355.0	355.0
Debt discount on Convertible Notes due 2013	(81.2)	(93.3)
7.125% Senior Notes due 2017	200.0	200.0
Senior Floating Rate Notes	125.0	125.0
Other debt	9.0	—

Total Parent Company debt	1,001.2	962.4
Less current maturities	—	—

Parent Company Long-term debt	$1,001.2	$962.4

Long-term debt related to the Parent is discussed in Note 7 of the Notes to the Condensed Consolidated Financial Statements.
The table below summarizes maturities of long-term debt during the twelve month periods beginning October 2, 2009 through September 30, 2014.

	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,
(in millions)	2010	2011	2012	2013	2014
Debt maturities	$—	$—	$475.0	$355.0	$—
Commitments and Contingencies
For contingencies and guarantees related to the Parent, refer to Note 7 and Note 16 of the Notes to the Condensed Consolidated Financial Statements.
Dividends
Cash dividends paid to the Parent by its consolidated subsidiaries were $34.8 million in 2008. There were no cash dividend payments in the nine fiscal months ending October 2, 2009.
20. Subsequent Events
On October 27, 2009 the Company announced an offer to exchange (the “Exchange Offer”) $439,375,000 aggregate principal amount of its new subordinated convertible notes due 2029, or the 2029 notes, for any and all of its $475,000,000 outstanding 1.00% Senior Convertible notes due 2012, or the 2012 notes. The Company will also pay in cash accrued and unpaid interest on the 2012 notes accepted for exchange from the last interest payment date to, but excluding, the date on which the exchange of any 2012 notes that are accepted for exchange is settled. Upon the terms and subject to the conditions of the Exchange Offer, the Company will accept for exchange any and all 2012 notes validly tendered and not validly withdrawn prior to the expiration of the Exchange Offer. For additional information regarding the terms and conditions of the Exchange Offer, please see the Company’s Form S-4 filed with the SEC on October 27, 2009.
Management performed an assessment of subsequent events through the issuance of this Quarterly Report on Form 10-Q filed on November 6, 2009.

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
Certain statements in this report including without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures and the Company’s or management’s beliefs, expectations or opinions, are forward-looking statements, and as such, General Cable desires to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those statements as a result of factors, risks and uncertainties over which the Company has no control. Such factors include those stated in Item 1A of the Company’s 2008 Annual Report on Form 10-K as filed with the SEC on March 2, 2009 and subsequently amended on May 8, 2009 and the Current Report on Form 8-K filed with the SEC on August 12, 2009 which as discussed in Note 1 and Note 2 of the condensed consolidated financial statements reflects the adjustment or reclassification of certain prior-periods amounts in order to reflect changes as it relates to the retrospective application of accounting standards related to noncontrolling interest, earnings per share computation and convertible debt instruments.
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
The following table sets forth net sales and operating income by reportable segment for the periods presented, in millions of dollars:

	Three Fiscal Months Ended				Nine Fiscal Months Ended
	October 2, 2009		September 26, 2008		October 2, 2009		September 26, 2008
	Amount	%	Amount	%	Amount	%	Amount	%
Net sales:
North America	$364.2	34%	$578.2	36%	$1,127.8	35%	$1,747.5	35%
Europe and North Africa	361.5	33%	537.0	33%	1,133.6	35%	1,690.6	34%
ROW	356.1	33%	510.8	31%	994.8	30%	1,499.1	31%

Total net sales	$1,081.8	100%	$1,626.0	100%	$3,256.2	100%	$4,937.2	100%

Operating income:
North America	$4.8	11%	$33.9	30%	$56.5	24%	$97.6	27%
Europe and North Africa	9.6	22%	36.6	32%	73.2	32%	134.8	38%
ROW	28.4	67%	43.3	38%	100.6	44%	127.3	35%

Total operating income	$42.8	100%	$113.8	100%	$230.3	100%	$359.7	100%

General Cable’s reported net sales by region and therefore in total are directly influenced by the price of copper and aluminum. The price of copper and aluminum as traded on the COMEX and LME (London Metal Exchange) has historically been subject to considerable volatility. For example, in the three fiscal months ended October 2, 2009 and September 26, 2008, copper cathode on the COMEX averaged $2.67 per pound and $3.45 per pound, respectively, and the daily price of aluminum averaged $0.87 per pound and $1.31 per pound, respectively. In the nine fiscal months ended October 2, 2009 and September 26, 2008, copper cathode on the COMEX averaged $2.13 per pound and $3.59 per pound, respectively, and the daily price of aluminum averaged $0.75 per pound and $1.32 per pound, respectively.

General Cable generally attempts to pass changes in copper and aluminum prices along to its customers, although there are timing delays of varying lengths depending upon the volatility of metals prices, the type of product, competitive conditions and particular customer arrangements. A significant portion of the Company’s electric utility and telecommunications business and, to a lesser extent, the Company’s electrical infrastructure business has metal escalators written into customer contracts under a variety of price setting and recovery formulas. As a result of these and a number of other practices intended to match copper and aluminum purchases with sales, profitability over time has historically not been significantly affected by changes in copper and aluminum prices. General Cable does not engage in speculative metals trading. The remainder of the Company’s business requires that volatility in the cost of metals be recovered through negotiated price changes with customers. In these instances, the ability to change the Company’s selling prices may lag the movement in metal prices by a period of time as the customer price changes are implemented.
The Company has experienced volatility with respect to the price of raw materials other than copper and aluminum used in cable manufacturing, such as insulating compounds, steel and wood reels, freight costs and energy costs. Generally, the Company attempts to adjust selling prices in most of its markets in order to offset the impact of raw material price and other cost volatility on reported earnings. The Company’s ability to execute and ultimately realize price adjustments are influenced by competitive conditions in its markets, including manufacturing capacity utilization. In addition, a sudden change in raw material prices when combined with the normal lag time between an announced customer price adjustment and its effective date in the market may have an impact on the Company’s reported earnings. If the Company were not able to adequately adjust selling prices in a period of increasing raw material costs, the Company may experience a decrease in reported net income; reported net income may increase in periods of decreasing raw material costs.
The Company generally has experienced and expects to continue to experience certain seasonal trends in construction related product sales and customer demand. Demand for construction related products during winter months in certain geographies is usually lower than demand during spring and summer months. Generally larger amounts of cash are required during winter months in order to build inventories in anticipation of higher demand during the spring and summer months, when construction activity increases. In turn, receivables related to higher sales activity during the spring and summer months are generally collected during the fourth quarter of the year. Additionally, the Company has historically experienced changes in demand resulting from poor or unusual weather.
Current Business Environment
The wire and cable industry is competitive, mature and cost driven with minimal differentiation for many product offerings among industry participants from a manufacturing or technology standpoint. The global economic slowdown has resulted in lower demand as measured in metal pounds shipped during the three and nine fiscal months ended October 2, 2009 as compared to the three and nine fiscal months ended September 26, 2008. In the past several years, there has been significant merger and acquisition activity in the industry which the Company believes has led to a reduction in inefficient, high cost capacity.
In addition to the factors previously mentioned, the Company is currently being affected by the following macro-level trends:
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

•	Continued decline in demand for copper based telecommunication products;

•	Continued political uncertainty and currency volatility in certain developing markets;

•	Worldwide underlying long-term growth trends in electric utility and infrastructure markets;

•	Demand for natural resources, such as oil and gas, and alternative energy initiatives; and

•	Increasing demand for further deployment of submarine power and fiber optic communication systems.
The Company’s overall financial results analyzed in the following discussion reflect the diversity of the Company’s geographical presence, customer base, product offering and channels to market. In addition to the aforementioned macro-level trends, the Company anticipates that the following trends may affect the financial results of the Company during 2009. The Company’s working capital requirements have been and are expected to be impacted by continued volatile raw material costs, including metals and insulating materials as well as freight and energy costs. Certain currencies around the world have been and may continue to remain volatile, particularly in developing markets located in certain countries in South America and Sub-Saharan Africa. Additionally, credit markets in the United States and other regions around the world remain relatively restrictive compared to recent years due to economic conditions and as a result access to capital may be more difficult or obtained on less favorable terms, as more fully discussed below.
The Company believes its global investment in Lean Six Sigma (“LEAN”) training, coupled with effectively utilized manufacturing assets, provides a cost advantage compared to many of its competitors and generates cost savings which help offset high raw material prices and other high general economic costs over time. Also, the Company’s customer and supplier integration capabilities, one-stop selling and geographic and product balance are sources of competitive advantage. As a result, the Company believes it is well positioned, relative to many of its competitors, in the current business environment.

As more fully discussed below in the Liquidity and Capital Resources section, the Company’s current business environment encompasses credit markets in the United States and in certain other regions around the world that have grown increasingly restrictive relative to recent years. The Company has access to various credit facilities around the world and believes that it can adequately fund its global working capital requirements through both internal operating cash flow and use of the various credit facilities. Overall, the capital structure changes made in recent years should allow the Company to maintain financial flexibility. The Company anticipates upward pressure on interest rates on certain of its credit facilities outside of North America at the time of renewal in the coming year. Additionally, if the rapid and significant volatility in metal prices which began in September 2008 continues the Company’s working capital requirements are expected to be variable for the foreseeable future.
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
In the third quarter 2008, the Company and its joint venture partner, A. Soriano Corporation (Anscor), announced that the Company acquired and consolidated Phelps Dodge Philippines (PDP) through an increase of its equity investment from 40% to 60%. The Company paid approximately $16.4 million (at prevailing exchange rates) in cash to the sellers in consideration for the additional equity interest in PDP and incurred insignificant fees and expenses related to the transaction. PDP is a joint venture established in 1955 by Anscor, a Philippine public holding company with diverse investments, and Phelps Dodge International Corporation (PDIC), a subsidiary of the Company which was acquired in the fourth quarter of 2007. PDP employs approximately 277 associates and operates one of the largest wire and cable manufacturing facilities in the Philippines. The investment complements the Company’s strategy in the region by providing a platform for further penetration into Southeast Asia markets as well as supporting ongoing operations in Australia, the Middle East and South Africa. In 2007, the last full year before the purchase of additional equity ownership, PDP reported net revenues of approximately $100 million. Net assets and pro forma results of the PDP acquisition are immaterial. The purchase price allocation was finalized in the third quarter of 2009.
Critical Accounting Policies and Estimates
During the three fiscal months ended October 2, 2009, the Company did not change any of its critical accounting policies as disclosed in the Company’s 2008 Form 10-K. The accounting policies used in preparing the Company’s interim fiscal 2009 Condensed Consolidated Financial Statements are the same as those described in the Company’s 2008 Form 10-K, except as it relates to the adoption of new accounting standards as discussed in Notes 1, 2, 7, 8, 11, 14 and 18 to the Company’s Condensed Consolidated Financial statements included in this Form 10-Q.
New Accounting Standards
“Employers’ Disclosures about Postretirement Benefit Plan Assets” referred to in the transition guidance section of FASB Accounting Standards Codification (ASC) ASC715: Compensation-Retirement Benefits, provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional requirements are designed to enhance disclosures regarding (i) investment policies and strategies, (ii) categories of plan assets, (iii) fair value measurements of plan assets, and (iv) significant concentrations of risk. The guidance is effective for fiscal years ending after December 15, 2009 and will not have an impact on the Company’s financial position or results of operations.

Results of Operations
The following table sets forth, for the periods indicated, statement of operations data in millions of dollars and as a percentage of net sales. Percentages may not add due to rounding.

	Three Fiscal Months Ended				Nine Fiscal Months Ended
	October 2,		September 26,		October 2,		September 26,
	2009		2008		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%
Net sales	$1,081.8	100.0%	$1,626.0	100.0%	$3,256.2	100.0%	$4,937.2	100.0%
Cost of sales	957.7	88.5%	1,416.2	87.1%	2,767.9	85.0%	4,287.4	86.8%

Gross profit	124.1	11.5%	209.8	12.9%	488.3	15.0%	649.8	13.2%
Selling, general and administrative expenses	81.3	7.5%	96.0	5.9%	258.0	7.9%	290.1	5.9%

Operating income	42.8	4.0%	113.8	7.0%	230.3	7.1%	359.7	7.3%
Other income (expense)	0.9	0.1%	(10.9)	(0.7)%	11.0	0.3%	(11.3)	(0.2)%
Interest expense, net	(20.5)	(1.9)%	(22.6)	(1.4)%	(63.3)	(1.9)%	(65.1)	(1.3)%

Income before income taxes	23.2	2.1%	80.3	4.9%	178.0	5.5%	283.3	5.7%
Income tax provision	(3.9)	(0.4)%	(25.3)	(1.6)%	(53.4)	(1.6)%	(96.5)	(2.0)%
Equity in net earnings of affiliated companies	0.1	—%	1.5	0.1%	0.4	—%	4.3	0.1%

Net income including noncontrolling interest	19.4	1.8%	56.5	3.5%	125.0	3.8%	191.1	3.9%
Less: preferred stock dividends	0.1	—%	0.1	—%	0.3	—%	0.3	—%
Less: net income attributable noncontrolling interest	2.9	0.3%	5.9	0.4%	7.1	0.2%	12.7	0.3%

Net income attributable to Company common shareholders	$16.4	1.5%	$50.5	3.1%	$117.6	3.6%	$178.1	3.6%

Three Fiscal Months Ended October 2, 2009 Compared with Three Fiscal Months Ended September 26, 2008
Net Sales
The following tables set forth net sales, metal-adjusted net sales and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for the third quarter of 2008 have been adjusted to reflect the 2009 copper COMEX average price of $2.67 per pound (a $0.78 decrease compared to the same period in 2008) and the aluminum rod average price of $0.87 per pound (a $0.44 decrease compared to the same period in 2008). Metal-adjusted net sales, a non-GAAP financial measure, are provided herein in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. See previous discussion of metal price volatility in the “Overview” section.

	Net Sales
	Three Fiscal Months Ended
	October 2, 2009		September 26, 2008
(in millions)	Amount	%	Amount	%
North America	$364.2	34%	$578.2	36%
Europe and North Africa	361.5	33%	537.0	33%
ROW	356.1	33%	510.8	31%

Total net sales	$1,081.8	100%	$1,626.0	100%

	Metal-Adjusted Net Sales
	Three Fiscal Months Ended
	October 2, 2009		September 26, 2008
(in millions)	Amount	%	Amount	%
North America	$364.2	34%	$518.3	36%
Europe and North Africa	361.5	33%	479.7	33%
ROW	356.1	33%	446.4	31%

Total metal-adjusted net sales	$1,081.8	100%	$1,444.4	100%

Metal adjustment	—		181.6

Total net sales	$1,081.8		$1,626.0

	Metal Pounds Sold
	Three Fiscal Months Ended
	October 2, 2009		September 26, 2008
(in millions)	Pounds	%	Pounds	%
North America	71.7	31%	95.1	33%
Europe and North Africa	67.0	30%	93.1	33%
ROW	88.2	39%	97.3	34%

Total metal pounds sold	226.9	100%	285.5	100%

Net sales decreased $544.2 million to $1,081.8 million in the third quarter of 2009 from $1,626.0 million in the third quarter of 2008. After adjusting 2008 net sales to reflect the $0.78 decrease in the average monthly COMEX price per pound of copper and the $0.44 decrease in the average aluminum rod price per pound, net sales of $1,081.8 million reflect a decrease of $362.6 million or 25%, from the metal adjusted net sales of $1,444.4 million in 2008. Volume, as measured by metal pounds sold decreased 58.6 million pounds or 21% to 226.9 million pounds in the third quarter of 2009 as compared to 285.5 million pounds in the third quarter of 2008. Metal pounds sold is provided herein as the Company believes this metric to be a reasonable measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. This net sales decrease reflects lower sales volume as estimated using metal pounds sold of $124.3 million, unfavorable foreign currency exchange rate changes on the translation of reported revenues of $73.9 million and unfavorable selling price/product mix of $169.8 million.
Metal-adjusted net sales in the North America segment decreased $154.1 million, or 30% principally due to lower sales volume of $47.6 million, unfavorable selling prices/product mix of $104.8 million and unfavorable foreign currency exchange rate changes of $7.1 million, principally related to the Canadian dollar. The decrease in sales volume is primarily the result of ongoing weak economic conditions in the United States and Canada which has affected a broad spectrum of product lines in North America. Weakness in the residential and non-residential construction markets in the United States and Canada continued to negatively impact the demand for low-voltage and smaller gauge size cables used in electric power distribution in the third quarter. The Company believes that utilities are curtailing capital expenditures and reducing maintenance budgets resulting in a more guarded approach to grid reliability problems in the face of difficult economic conditions, declining demand for electricity and tightened credit markets in the United States. As a result of this weak end-market demand, the Company has implemented plans to temporarily idle certain manufacturing facilities from one week up to 90 days by extending planned shutdowns in an effort to balance inventory, production and expected demand. The negative trends discussed above may over time be somewhat offset by demand for alternative energy products and electric transmission products to deliver that power to where it is needed as well as products used for energy exploration in the mining, oil, gas, and petrochemical markets partly as a result of volatile energy prices. Additionally, the Company believes the economic stimulus package passed by Congress contains legislation that should enhance investment in the electric transmission infrastructure, high-speed broadband infrastructure and alternative energy sources which over time may lead to an increase in demand for the Company’s products. Demand trends for telecommunication products from the Regional Bell Operating Companies (RBOCs) continue to decline due to the RBOCs broadband investment, weakness in the U.S. housing market, fiber-to-the-home initiatives, and budgetary constraints caused partially by volatile copper costs, which have reduced both RBOC and distributor purchasing volume in this segment.
Metal-adjusted net sales in the Europe and North Africa segment decreased $118.2 million, or 25% due to lower sales volume of $52.2 million, unfavorable foreign currency exchange rate changes of $31.5 million, primarily due to a weaker Euro relative to the dollar, and unfavorable selling price/product mix of $34.5 million. The decrease in sales volume is the result of ongoing weak economic conditions in Europe and weakness in demand across a broad spectrum of products, particularly low-voltage cables and building wire products in the Spanish domestic construction markets which have been partially offset to a lesser extent by demand for high-voltage and extra-high-voltage cables to upgrade the electricity grid as well as projects involving submarine energy cables and other alternative energy projects. Similar to the economic stimulus focused on enhanced investment in electric transmission infrastructure, high-speed broadband infrastructure and offshore wind-energy projects as discussed in the Company’s North America segment, the Council of the European Union, as part of a broader economic recovery plan, recently earmarked funding for numerous projects in the field of energy which may over time lead to an increase in demand for the Company’s products.
Metal-adjusted net sales in the ROW segment decreased $90.3 million, or 20% due to lower sales volume of $24.5 million, unfavorable foreign currency exchange rate changes of $35.3 million, primarily due to the weakening of certain currencies in Central and South America relative to the dollar, and an unfavorable selling price/product mix of $30.5 million. Broadly, economic conditions in certain markets in the Company’s ROW segment, particularly in Central and South America, have been negatively impacted by slowing global growth, credit restrictions, investment curtailment and commodity volatility resulting in lower than expected demand for the Company’s construction and electrical infrastructure products. Prospectively, in addition to a broader economic recovery, there are catalysts for growth in Sub-Saharan Africa where investment continues to occur as a result of the 2010 Africa Cup of Nations and in Brazil where the government plans for the infrastructure needs as a result of the 2014 World Cup of Soccer and the 2016 Olympics as well as other transmission investment projects such as “My Home – My Life” which is designed to provide power to remote locations throughout the country which may over time lead to an increase in demand for the Company’s products.

Gross Profit
Gross profit decreased $85.7 million to $124.1 million in the third quarter of 2009 from $209.8 million in the third quarter of 2008. Gross profit as a percentage of net sales on a metal adjusted basis was 12% for the third quarter of 2009 and 15% for the third quarter of 2008. The reduction in gross profit margin on a metal-adjusted net sales basis is principally related to lower plant utilization, weak end user demand and an unfavorable pricing environment across a broad spectrum of the Company’s products. Partially offsetting this decrease are the Company’s LEAN initiatives and targeted costs reduction efforts which include, among other actions, the temporary idling of certain manufacturing facilities, a focus on reducing discretionary spending, personnel reductions and salary freezes.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $14.7 million to $81.3 million in the third quarter of 2009 from $96.0 million in the third quarter of 2008. The decrease in SG&A is a result of the Company’s LEAN initiatives, targeted cost reduction efforts, foreign currency exchange rate changes of $3.2 million and lower variable costs of $6.2 million due to declining sales volume. Targeted cost reduction efforts include, among other actions, a focus on reducing discretionary spending, personnel reductions and salary freezes. SG&A as a percentage of metal-adjusted net sales was 7.5% and 6.6% for the third quarter of 2009 and 2008, respectively.
Operating Income
The following table sets forth operating income by segment, in millions of dollars.

	Operating Income
	Three Fiscal Months Ended,
	October 2, 2009		September 26, 2008
	Amount	%	Amount	%
North America	$4.8	11%	$33.9	30%
Europe and North Africa	9.6	22%	36.6	32%
ROW	28.4	67%	43.3	38%

Total operating income	$42.8	100%	$113.8	100%

Operating income of $42.8 million for the third quarter of 2009 decreased from $113.8 million in the third quarter of 2008. This decrease is attributable to unfavorable foreign currency exchange rate changes of $4.4 million and lower plant utilization as a result of decreased demand across a broad spectrum of the Company’s products. Partially offsetting this decrease are the Company’s LEAN initiatives and targeted costs reduction efforts which include, among other actions, the temporarily idling of certain manufacturing facilities, a focus on reducing discretionary spending, personnel reductions and salary freezes.
The decrease in operating income for the North America segment of $29.1 million is largely the result of lower volume due to continued softness in demand and pricing pressure for the segment’s electric infrastructure, electric utility and communication products as a result of the weak economy and competitive environment. Persistent softness in the housing market continues to have a negative impact on the demand for low-voltage and smaller gauge size cables used in electric power distribution as well as copper-based telecommunication products used by RBOCs in new housing starts.
Operating income for the Europe and North Africa segment decreased $27.0 million. The decrease reflects unfavorable foreign currency exchange rate changes of $2.4 million and continued softness in demand for residential and low-voltage cable and building wire due to the economic slowdown in the Spanish construction related markets and a broader contraction of certain European economies resulting in lower plant utilization as well as pricing pressure in certain markets.
Operating income for the ROW segment decreased $14.9 million. The decrease reflects unfavorable foreign currency exchange rate changes of $1.6 million as well as softening demand and competitive pricing pressure as a result of the economic downturn in certain markets particularly in Central America, Sub-Saharan Africa and Southeast Asia.
Other Income (Expense)
Other income was $0.9 million in the third quarter of 2009 as compared to other expense of $10.9 million in the third quarter of 2008 and is comprised primarily of foreign currency transaction gains that resulted from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated. The change year over year is primarily the result of the rapid and significant devaluation of certain emerging market currencies principally in South America during the third quarter of 2008.

Interest Expense
Net interest expense of $20.5 million and $22.6 million in the third quarter of 2009 and 2008, respectively, includes $10.1 million and $9.1 million for the third quarter of 2009 and 2008, respectively, of incremental pre-tax noncash interest expense attributable to the amortization of the debt discount as a result of the retrospective bifurcation of the Company’s convertible debt instruments as discussed in Note 2 and Note 7 to the condensed consolidated financial statements. Excluding this impact of the Company’s convertible debt instruments, net interest expense decreased to $10.4 million in the third quarter of 2009 from $13.5 million in the third quarter of 2008. The decrease is due to lower average debt levels in the third quarter of 2009 as compared to the third quarter of 2008, particularly as it relates to the Company’s Amended Credit Facility and the PDIC credit facilities supporting operations in the Company’s ROW segment as well as lower interest rates on the Company’s senior floating rate notes and PDIC credit facilities.
Tax Provision
The Company’s effective tax rate for the third quarter of 2009 and 2008 was 16.8% and 31.5%, respectively. The effective tax rate for the third quarter of 2009 was reduced by approximately $2.8 million or approximately 12.0% as a result of tax provision to tax return true-ups and the recognition of previously unrecognized tax benefits due to tax audit resolutions and statute of limitation expirations.
Nine Fiscal Months Ended October 2, 2009 Compared with Nine Fiscal Months Ended September 26, 2008
Net Sales
The following tables set forth net sales, metal-adjusted net sales and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for the first nine fiscal months of 2008 have been adjusted to reflect the 2009 copper COMEX average price of $2.13 per pound (a $1.46 decrease compared to the same period in 2008) and the aluminum rod average price of $0.75 per pound (a $0.57 decrease compared to the same period in 2008). Metal-adjusted net sales, a non-GAAP financial measure, are provided herein in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. See previous discussion of metal price volatility in the “Overview” section.

	Net Sales
	Nine Fiscal Months Ended
	October 2, 2009		September 26, 2008
(in millions)	Amount	%	Amount	%
North America	$1,127.8	35%	$1,747.5	35%
Europe and North Africa	1,133.6	35%	1,690.6	34%
ROW	994.8	30%	1,499.1	31%

Total net sales	$3,256.2	100%	$4,937.2	100%

	Metal-Adjusted Net Sales
	Nine Fiscal Months Ended
	October 2, 2009		September 26, 2008
(in millions)	Amount	%	Amount	%
North America	$1,127.8	35%	$1,413.2	36%
Europe and North Africa	1,133.6	35%	1,397.8	35%
ROW	994.8	30%	1,147.9	29%

Total metal-adjusted net sales	$3,256.2	100%	$3,958.9	100%

Metal adjustment	—		978.3

Total net sales	$3,256.2		$4,937.2

	Metal Pounds Sold
	Nine Fiscal Months Ended
	October 2, 2009		September 26, 2008
(in millions)	Pounds	%	Pounds	%
North America	235.2	33%	290.2	34%
Europe and North Africa	221.4	31%	265.7	31%
ROW	265.1	36%	300.1	35%

Total metal pounds sold	721.7	100%	856.0	100%

Net sales decreased $1,681.0 million to $3,256.2 million in the first nine fiscal months of 2009 from $4,937.2 million in the first nine fiscal months of 2008. After adjusting 2008 net sales to reflect the $1.46 decrease in the average monthly COMEX price per pound of copper and the $0.57 decrease in the average aluminum rod price per pound in 2008, net sales of $3,256.2 million reflect a decrease of $702.7 million or 18%, from the metal adjusted net sales of $3,958.9 million in 2008. Volume, as measured by metal pounds sold decreased 134.3 million pounds or 16% to 721.7 million pounds in the first nine fiscal months of 2009 as compared to 856.0 million pounds in the first nine fiscal months of 2008. Excluding the impact of recent acquisitions, metal pounds sold decreased by 155.8 million pounds or 18%. Metal pounds sold is provided herein as the Company believes this metric to be a reasonable measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. Lower sales volume as estimated using metal pounds sold of $264.3 million, unfavorable foreign currency exchange rate changes on the translation of reported revenues of approximately $411.9 million and unfavorable selling price/product mix of $105.7 million have been partially offset by incremental sales attributable to the acquisitions of PDP in June 2008 and Enica Biskra in May 2008 of $79.2 million.
Metal-adjusted net sales in the North America segment decreased $285.4 million, or 20% principally due to lower sales volume of $101.3 million, unfavorable selling price/product mix of $145.1 million and unfavorable foreign currency exchange rate changes of $44.4 million, principally related to the Canadian dollar. The decrease in sales volume is primarily the result of ongoing weak economic conditions in the United States and Canada which has affected a broad spectrum of product lines in North America. Weakness in the residential and non-residential construction markets in the United States and Canada continued to negatively impact the demand for low-voltage and smaller gauge size cables used in electric power distribution. The Company believes that utilities are curtailing capital expenditures and reducing maintenance budgets resulting in a more guarded approach to grid reliability problems in the face of difficult economic conditions, declining demand for electricity and tightened credit markets in the United States. As a result of this weak end-market demand, the Company has implemented plans to temporarily idle certain manufacturing facilities from one week up to 90 days by extending planned shutdowns in an effort to balance inventory, production and expected demand. The negative trends discussed above may over time be somewhat offset by demand for alternative energy products and electric transmission products to deliver that power to where it is needed as well as products used for energy exploration in the mining, oil, gas, and petrochemical markets partly as a result of volatile energy prices. Additionally, the Company believes the economic stimulus package passed by Congress contains legislation that should enhance investment in the electric transmission infrastructure, high-speed broadband infrastructure and alternative energy sources which over time may lead to an increase in demand for the Company’s products. Demand trends for telecommunication products from the RBOCs continue to decline due to the RBOCs broadband investment, weakness in the U.S. housing market, fiber-to-the-home initiatives, and budgetary constraints caused partially by volatile copper costs, which have reduced both RBOC and distributor purchasing volume in this segment.
Metal-adjusted net sales in the Europe and North Africa segment decreased $264.2 million, or 19% due to lower sales volume of $97.4 million, unfavorable foreign currency exchange rate changes of $175.6 million, primarily due to a weaker Euro relative to the dollar, and unfavorable selling price/product mix of $28.4 million which have been partially offset by incremental net sales attributable to the results of acquired business of $37.2 million. The decrease in sales volume is the result of ongoing weak economic conditions in Europe and weakness in demand across a broad spectrum of products, particularly low-voltage cables and building wire products in the Spanish domestic construction markets which have been partially offset to a lesser extent by demand for high-voltage and extra-high-voltage cables to upgrade the electricity grid as well as projects involving submarine energy cables and other alternative energy projects. Similar to the economic stimulus focused on enhanced investment in electric transmission infrastructure, high-speed broadband infrastructure and offshore wind-energy projects as discussed in the Company’s North America segment, the Council of the European Union, as part of a broader economic recovery plan, recently earmarked funding for numerous projects in the field of energy which may over time lead to an increase in demand for the Company’s products.
Metal-adjusted net sales in the ROW segment decreased $153.1 million, or 13% due to lower sales volume of $65.6 million and unfavorable foreign currency exchange rate changes of $191.9 million, primarily due to the weakening of certain currencies in Central and South America relative to the dollar, which have been partially offset by product mix improvements of $67.8 million and the incremental net sales attributable to the results of acquired business of $36.6 million. Broadly, economic conditions in certain markets in the Company’s ROW segment, particularly in Central and South America, have been negatively impacted by slowing global growth, credit restrictions, investment curtailment and commodity volatility resulting in lower than expected demand for the Company’s construction and electrical infrastructure products. Prospectively, in addition to a broader economic recovery, there are catalysts for growth in Sub-Saharan Africa where investment continues to occur as a result of the 2010 Africa Cup of Nations and in Brazil where the government plans for the infrastructure needs as a result of the 2014 World Cup of Soccer and the 2016 Olympics as well as other transmission investment projects such as “My Home — My Life” which is designed to provide power to remote locations throughout the country which may over time lead to an increase in demand for the Company’s products.

Gross Profit
Gross profit decreased $161.5 million to $488.3 million in the first nine fiscal months of 2009 from $649.8 million in the first nine fiscal months of 2008. Gross profit as a percentage of net sales on a metal adjusted basis was 15% for the first nine fiscal months of 2009 and 16% for the first nine fiscal months of 2008. The reduction in gross profit margin on a metal-adjusted net sales basis is principally related to lower plant utilization, weak end user demand, higher raw material costs and an unfavorable pricing environment across a broad spectrum of the Company’s products. Partially offsetting this decrease is the Company’s LEAN initiatives and targeted costs reduction efforts which include, among other actions, the temporary idling of certain manufacturing facilities, a focus on reducing discretionary spending, personnel reductions and salary freezes.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $32.1 million to $258.0 million in the first nine fiscal months of 2009 from $290.1 million in the first nine fiscal months of 2008. The decrease in SG&A is a result of the Company’s LEAN initiatives, targeted cost reduction efforts, foreign currency exchange rate changes of $18.3 million and lower variable costs of $11.1 million due to declining sales volume. Targeted cost reduction efforts include, among other actions, a focus on reducing discretionary spending, personnel reductions and salary freezes. SG&A as a percentage of metal-adjusted net sales was 7.9% and 7.3% for the first nine fiscal months of 2009 and 2008, respectively.
Operating Income
The following table sets forth operating income by segment, in millions of dollars.

	Operating Income
	Nine Fiscal Months Ended
	October 2, 2009		September 26, 2008
	Amount	%	Amount	%
North America	$56.5	24%	$97.6	27%
Europe and North Africa	73.2	32%	134.8	38%
ROW	100.6	44%	127.3	35%

Total operating income	$230.3	100%	$359.7	100%

Operating income of $230.3 million for the first nine fiscal months of 2009 decreased from $359.7 million in the first nine fiscal months of 2008. This decrease is attributable to unfavorable foreign currency exchange rate changes of $24.0 million, higher raw material costs and lower plant utilization as a result of decreased demand across a broad spectrum of the Company’s products. Partially offsetting this decrease is the Company’s LEAN initiatives and targeted costs reduction efforts which include, among other actions, the temporarily idling of certain manufacturing facilities, a focus on reducing discretionary spending, personnel reductions and salary freezes.
The decrease in operating income for the North America segment of $41.1 million is largely the result of lower volume due to continued softness in demand and pricing pressure for the segment’s electric infrastructure and electric utility products as a result of the weak economy and competitive environment. Persistent softness in the housing market continues to have a negative impact on the demand for low-voltage and smaller gauge size cables used in electric power distribution as well as copper-based telecommunication products used by RBOCs in new housing starts.
Operating income for the Europe and North Africa segment decreased $61.6 million. The decrease reflects unfavorable foreign currency exchange rate changes of $14.4 million and continued softness in demand for residential and low-voltage cable and building wire due to the economic slowdown in the Spanish construction related markets and a broader contraction of certain European economies resulting in lower plant utilization as well as pricing pressure in certain markets.
Operating income for the ROW segment decreased $26.7 million. The decrease reflects unfavorable foreign currency exchange rate changes of approximately $9.2 million as well as softening demand and competitive pricing pressure as a result of the economic downturn in certain markets particularly in Central and South America and Southeast Asia.
Other Income (Expense)
Other income was $11.0 million in the first nine fiscal months of 2009 and other expense was $(11.3) million in the first nine fiscal months of 2008. The change in other income (expense) is primarily due to foreign currency transaction gains that resulted from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated during the first nine fiscal months of 2009. Certain emerging market currencies, principally in South America and to a lesser extent Sub-Saharan Africa, have experienced considerable volatility and the change year over year reflects the recovery of these currencies after the rapid and significant devaluation experienced during the first nine fiscal months of 2008.

Interest Expense
Net interest expense of $63.3 million and $65.1 million in the first nine fiscal months of 2009 and 2008, respectively, includes $29.5 million and $26.7 million for the first nine fiscal months of 2009 and 2008, respectively, of incremental pre-tax noncash interest expense attributable to the amortization of the debt discount as a result of the retrospective bifurcation of the Company’s convertible debt instruments as discussed in Note 2 and Note 7 to the condensed consolidated financial statements. Excluding the impact of the Company’s convertible debt instruments, net interest expense decreased to $33.8 million in the first nine fiscal months of 2009 from $38.4 million in the first nine fiscal months of 2008, primarily due to lower average debt levels in the first nine fiscal months of 2009 as compared to the first nine fiscal months of 2008, particularly as it relates to the Company’s Amended Credit Facility and the PDIC credit facilities supporting operations in the Company’s ROW segment as well as lower interest rates on the Company’s senior floating rate notes and PDIC credit facilities.
Tax Provision
The Company’s effective tax rate for the first nine fiscal months of 2009 and 2008 was 30.0% and 34.1%, respectively. The effective tax rate for the first nine fiscal months of 2009 was reduced by approximately $5.6 million as a result of tax provision to tax return true-ups and the recognition of previously unrecognized tax benefits due to tax audit resolutions and statute of limitation expirations.
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
Summary of Cash Flows
Cash inflows from operating activities of $365.3 million for the first nine fiscal months of 2009 primarily consist of $246.9 million of inflows related to net income adjusted for depreciation and amortization, foreign currency exchange gains, deferred income taxes, excess tax benefits on stock-based compensation, changes in other assets, loss on disposal of property and non-cash pre-tax interest expense related to the Company’s convertible debt instruments. Inventory and accounts receivable also decreased $62.1 million and $147.8 million, respectively, which created additional inflows (these decreases were partially offset in the balance sheet by foreign currency translation and the change in inventory provision). The decrease in inventory is mainly due to adjustments made to production in order to better align inventory quantities with declining volumes as a result of weak global economic conditions and to a lesser extent seasonal trends in which inventories are depleted during the spring and summer months, when construction activity generally increases. The decrease in accounts receivable is principally due to demand trends, which are discussed above related to inventory, and to a lesser extent global selling prices in response to lower raw material costs in the earlier part of this year. The Company believes that its accounts receivable balances are collectible and the Company has established appropriate procedures to facilitate collection. These collective cash inflows have been offset by a decrease in accounts payable, accrued and other liabilities of $71.8 million. The decrease in accounts payable is principally the result of declining manufacturing activity due to weak global economic conditions resulting in lower demand for certain Company products as well as lower metal prices experienced in the earlier part of this year. The change in inventory provision of $19.7 million reflects the favorable adjustment to the Company’s lower of cost or market reserve as replacement costs for copper and aluminum raw material inventory increased as compared to replacement costs at the end of 2008 but remain below the Company’s LIFO value.
Cash flow used by investing activities was $119.2 million in the first nine fiscal months of 2009, principally reflecting $110.3 million of capital expenditures. The Company continues to focus its capital program around the world to upgrade equipment, improve efficiency and throughput and enhance productivity primarily in its electric utility and electrical infrastructure cable businesses. The Company anticipates capital spending to be approximately $140.0 million in 2009.

Cash flow used by financing activities in the first nine fiscal months of 2009 was $81.9 million. This reflects primarily the repayment of borrowings of $82.7 million of various other short-term credit facilities in the Company’s Europe and North Africa and Rest of the World segments. See the “Debt and Other Contractual Obligations” section below for details.
Debt and Other Contractual Obligations
The Company’s outstanding debt obligations were $1,216.6 million as of October 2, 2009 and consisted of $393.4 million of 1.00% Convertible Notes due in 2012, $273.8 million of 0.875% Convertible Notes due in 2013, $200.0 million of 7.125% Senior Notes due in 2017, $125.0 million of Senior Floating Rate Notes due in 2015, $19.1 million drawn on PDIC credit facilities, $76.8 million of Spanish Term Loans, $34.0 million drawn on Silec credit facilities and $94.5 million of various short and medium term loans. A separate description of our various borrowings is provided below and additional discussion is included at Note 7 to the Condensed Consolidated Financial Statements.
The Company’s 1.00% Senior Convertible Notes were issued in September 2007 in the amount of $475.0 million. The 1.00% Senior Convertible Notes bear interest at a fixed rate of 1.00%, payable semi-annually in arrears, and mature in 2012. Beginning on January 1, 2009, as discussed in Note 2, the Company has separately accounted for the liability and equity components of the instrument, retrospectively, based on the Company’s nonconvertible debt borrowing rate on the instrument’s issuance date of 7.5%. At issuance, the liability and equity components were $348.2 million and $126.8 million, respectively. The equity component (debt discount) is being amortized to interest expense based on the effective interest method. The net book value as of October 2, 2009 was $393.4 million (net of debt discount of $81.6 million). The estimated fair value of the 1.00% Senior Convertible Notes was approximately $410.9 million at October 2, 2009. The 1.00% Senior Convertible Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company’s wholly-owned U.S. and Canadian subsidiaries.
The Company’s 0.875% Convertible Notes were issued in November of 2006 in the amount of $355.0 million. The 0.875% Convertible Notes bear interest at a fixed rate of 0.875%, payable semi-annually in arrears, and mature in 2013. Beginning on January 1, 2009, as discussed in Note 2, the Company has separately accounted for the liability and equity components of the instrument, retrospectively, based on the Company’s nonconvertible debt borrowing rate on the instrument’s issuance date of 7.35%. At issuance, the liability and equity components were $230.9 million and $124.1 million, respectively. The equity component (debt discount) is being amortized to interest expense based on the effective interest method. The net book value as of October 2, 2009 was $273.8 million (net of debt discount of $81.2 million). The estimated fair value of the 0.875% Convertible Notes was approximately $347.0 million at October 2, 2009. The 0.875% Convertible Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company’s wholly-owned U.S. and Canadian subsidiaries.
The Company completed the issuance and sale of $325.0 million in aggregate principal amount of new senior unsecured notes, comprised of $200.0 million of 7.125% Senior Fixed Rate Notes due 2017 (the “7.125% Senior Notes”) and $125.0 million of Senior Floating Rate Notes due 2015 (the “Senior Floating Rate Notes” and together with the “7.125% Senior Notes”, the “Notes”) on July 26, 2007 to replace the unregistered Notes with registered Notes with like terms pursuant to an effective Registration Statement on Form S-4. The Notes are jointly and severally guaranteed by the Company’s U.S. and Canadian subsidiaries. The estimated fair value of the 7.125% Senior Notes and Senior Floating Rate Notes was approximately $195.9 million and $110.2 million, respectively, at October 2, 2009.
The Senior Floating Rate Notes bear interest at an annual rate equal to the 3-month LIBOR rate plus 2.375%, which combine for a rate of 2.7% at October 2, 2009. Interest on the Senior Floating Rate Notes is payable quarterly in arrears in cash on January 1, April 1, July 1 and October 1 of each year, commencing on July 1, 2007. The 7.125% Senior Notes bear interest at a rate of 7.125% per year and are payable semi-annually in arrears in cash on April 1 and October 1 of each year, commencing on October 1, 2007. The Senior Floating Rate Notes mature on April 1, 2015 and the 7.125% Senior Notes mature on April 1, 2017.
As of October 2, 2009 and December 31, 2008, PDIC debt consisting of various short-term financing agreements at various interest rates was $19.1 million and $18.6 million, respectively. The Company has approximately $350.4 million of excess availability under the various credit facilities. The weighted average interest rate was 2.5% as of October 2, 2009.
As of October 2, 2009 and December 31, 2008, the U.S. dollar equivalent of $76.8 million and $64.1 million, respectively, was outstanding under the following term loan facilities. The proceeds of which were used to partially fund the acquisition of Enica Biskra and for general working capital purposes. There is no remaining availability under these Spanish Term Loans. In February 2008, the Company entered into a term loan in the amount of 20 million euros with an interest rate of Euribor plus 0.5%. The term loan is payable in semi-annual installments, due in September and March, maturing in March 2013. Simultaneously, the Company entered into a fixed interest rate swap to coincide with the terms and conditions of the term loan starting in September 2008 and maturing in March 2013 that will effectively hedge the variable interest rate with a fixed interest rate of 4.2%. In April 2008, the Company entered into a term loan in the amount of 10 million euros with an interest rate of Euribor plus 0.75%. The term loan is payable in semi-annual installments, due in April and October, maturing in April 2013. Simultaneously, the Company entered into a fixed interest rate swap to coincide with the terms and conditions of the term loan starting in October 2008 and maturing in April 2013 that will effectively hedge the variable interest rate with a fixed interest rate of 4.58%. In June 2008, the Company entered into a term loan in the amount of 21 million euros with an interest rate of Euribor plus 0.75%. The term loan is payable in quarterly installments, due in March, June, September and December, maturing in June 2013. Simultaneously, the Company entered into a fixed interest rate swap to coincide with the terms and conditions of the term loan starting in September 2008 and maturing in June 2013 that will effectively hedge the variable interest rate with a fixed interest rate of 4.48%. In September 2009, the Company entered into a term loan in the amount of 15 million euros with an interest rate of Euribor plus 2.0% payable quarterly. The term loan is payable in semi-annual installments, due in February and August, maturing in August 2014. The weighted average interest rate for these term loans was 4.0% as of October 2, 2009.

Three Spanish Credit Facilities totaling 45 million euros were established in 2008, and mature in 2010, 2011 and 2013 and carry an interest rate of Euribor plus 0.4% to 0.65% depending on certain debt ratios. The Company has currently drawn $14.1 million under these facilities, leaving undrawn availability of approximately the U.S. dollar equivalent of $51.5 million as of October 2, 2009. Commitment fees ranging from 15 to 25 basis points per annum on any unused commitments under these credit facilities are payable on a quarterly basis. The weighted average interest rate as of October 2, 2009 was 4.5%.
The Spanish Term Loans and Spanish Credit Facility are subject to certain financial ratios of the Company’s European subsidiaries, which includes minimum net equity and net debt to EBITDA (earnings before interest, taxes, depreciation and amortization). At October 2, 2009 and December 31, 2008, the Company was in compliance with all covenants under these facilities.
As of October 2, 2009 and December 31, 2008, Silec’s debt was the U.S. dollar equivalent of $34.0 million and $84.9 million, respectively. As of October 2, 2009, the debt consisted of approximately $20.8 million relating to an uncommitted accounts receivable facility and approximately $13.2 million of short-term financing agreements. The Company has approximately $79.1 million of excess availability under the uncommitted accounts receivable facility and the short-term financing agreements. The weighted average interest rate for the uncommitted accounts receivable facility and the short-term financing arrangements was 2.3%.
The Company’s current senior secured revolving credit facility (“Amended Credit Facility”), as amended, is a five-year, $400.0 million asset based revolving credit agreement that includes an approximate $50.0 million sublimit for the issuance of commercial and standby letters of credit and a $20.0 million sublimit for swingline loans. The Company under the Amended Credit Facility has the option (subject to certain limitations and conditions) to elect whether loans under the Amended Credit Facility will be LIBOR loans or alternative base rate loans. Eurodollar loans bear interest at a rate equal to an adjusted LIBOR rate plus an applicable margin percentage (which margin has a range of 1.125% to 1.875%) and alternative base rate loans bear interest at a rate equal to an alternative base rate plus an applicable margin percentage (which margin has a range of 0.00% to 0.625%). The applicable margin percentage is subject to adjustments based upon the excess availability, as defined in the Amended Credit Facility. At October 2, 2009, the Company had no outstanding borrowing and undrawn availability of $306.0 million under the Amended Credit Facility. As of October 2, 2009, the Company had outstanding letters of credit related to this Amended Credit Facility of $28.2 million.
As of October 2, 2009 and December 31, 2008, ECN Cable’s debt was the U.S. dollar equivalent of $23.0 million and $17.4 million, respectively. As of October 2, 2009 the debt consisted of approximately $0.5 million relating to an uncommitted accounts receivable facility and approximately $22.5 million of various credit facilities. The Company has approximately $46.0 million of excess availability under the uncommitted accounts receivable facility and the credit facilities. The weighted average interest rate for the uncommitted accounts receivable facility and the short-term financing arrangements was approximately 3.9%.
The Company’s Spanish operating company, Grupo General Cable Sistemas (“Grupo General”), participates in accounts payable confirming arrangements with several European financial institutions. Grupo General negotiates payment terms with suppliers of generally 180 days and submits invoices to the financial institutions with instructions for the financial institutions to transfer funds from Grupo General’s accounts on the due date (on day 180) to the receiving parties to pay the invoices in full. The banks may, at their discretion, negotiate directly with the suppliers for earlier payment terms at a discount, and the discount is kept by the banks. The suppliers may also decline to participate in an early payment arrangement. At October 2, 2009, these arrangements had a maximum availability limit of the equivalent of $455.3 million, of which approximately $241.4 million was utilized. If these arrangements were reduced or terminated, Grupo General would have to pay its suppliers directly.

As of October 2, 2009, the Company was in compliance with all debt covenants.
At December 31, 2008, the defined benefit plans were underfunded by approximately $122.2 million. Pension expense for the Company’s defined benefit pension plans for the nine fiscal months ended October 2, 2009 was $12.3 million. Cash contributions for the nine fiscal months ended October 2, 2009 was $10.4 million. Summarized information about the Company’s contractual obligations and commercial commitments as of October 2, 2009 is as follows (in millions of dollars):

	Payments Due by Period
		Less than	1 - 3	4 - 5	After 5
Contractual obligations(1):	Total	1 Year	Years	Years	Years
Total debt	$1,216.6	$132.2	$48.2	$695.9	$340.3
Convertible debt at maturity(2)	162.8	—	—	162.8	—
Interest payments on 7.125% Senior Notes	121.1	14.2	28.5	28.5	49.9
Interest payments on Senior Floating Rate Notes	19.9	3.3	6.6	6.7	3.3
Interest payments on 0.875% Convertible Notes	13.4	3.1	6.2	4.1	—
Interest payments on 1.00% Senior Convertible Notes	15.5	4.8	9.5	1.2	—
Interest payments on Spanish term loans	12.4	3.1	6.2	3.1	—
Operating leases	27.3	8.9	10.3	4.3	3.8
Preferred stock dividend payments	2.1	0.3	0.6	0.6	0.6
Defined benefit pension obligations(3)	9.3	9.3	—	—	—
Postretirement benefits	9.9	1.4	2.7	2.1	3.7
Interest rate swap agreements(4)	64.0	—	9.0	55.0	—
Commodity futures and forward pricing agreements(4)	222.0	152.8	69.2	—	—
Foreign currency contracts(4)	312.4	277.7	34.7	—	—
Unrecognized tax benefits, including interest and penalties(5)	—	—	—	—	—

Total	$2,208.7	$611.1	$231.7	$964.3	$401.6

(1)
This table does not include interest payments on General Cable’s revolving credit facilities because the future amounts are based on variable interest rates and the amount of the borrowings under the Amended Credit Facility and Spanish Credit Facility fluctuate depending upon the Company’s working capital requirements.

(2)
Represents the current debt discount on the face value of the Company’s 1.00% Senior Convertible Notes and 0.875% Convertible Notes as a result of separately accounting for the liability and equity components of the convertible debt instruments.

(3)
Defined benefit pension obligations reflect the Company’s estimates of contributions that will be required in 2009 to meet current law minimum funding requirements. Amounts beyond one year have not been provided because they are not determinable.

(4)	Information on these items is provided under Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

(5)
Unrecognized tax benefits of $77.9 million have not been reflected in the above table due to the inherent uncertainty as to the amount and timing of settlement, which is contingent upon the occurrence of possible future events, such as examinations and determinations by various tax authorities.

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
In 2007, the Company acquired the worldwide wire and cable business of Freeport-McMoRan Copper and Gold Inc., which business operates under the name of PDIC. As part of this acquisition, the seller agreed to indemnify the Company for certain environmental liabilities existing at the date of the closing of the acquisition. The seller’s obligation to indemnify the Company for these particular liabilities generally survives four years from the date the parties executed the definitive purchase agreement unless the Company has properly notified the seller before the expiry of the four year period. The seller also made certain representations and warranties related to environmental matters and the acquired business and agreed to indemnify the Company for breaches of those representations and warranties for a period of four years from the closing date. Indemnification claims for breach of representations and warranties are subject to an overall indemnity limit of approximately $105 million, which applies to all warranty and indemnity claims for the transaction.

As of October 2, 2009, the Company had $166.0 million in letters of credit, $145.0 million in various performance bonds and $219.9 million in other guarantees. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self insurance claims, defined benefit plan obligations, contract performance, quality and other various bank and financing guarantees. See Liquidity and Capital Resources for excess availability under the Company’s various credit borrowings.
See the previous section, “Debt and Other Contractual Obligations,” for information on debt-related guarantees.
Environmental Matters
The Company’s expenditures for environmental compliance and remediation amounted to approximately $0.6 million, $1.9 million and $1.9 million for the three and nine months ended October 2, 2009 and twelve months ended December 31, 2008, respectively. In addition, certain of General Cable’s subsidiaries have been named as potentially responsible parties in proceedings that involve environmental remediation. The Company has accrued $0.9 million at October 2, 2009 for all environmental liabilities. Environmental matters are described in Item 1, which is incorporated herein by reference. While it is difficult to estimate future environmental liabilities, the Company does not currently anticipate any material adverse effect on results of operations, cash flows or financial position as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to various market risks, including changes in interest rates, foreign currency and raw material (commodity) prices. To manage risks associated with the volatility of these natural business exposures, the Company enters into interest rate, commodity and foreign currency derivative agreements, as well as copper and aluminum forward pricing agreements. The Company does not purchase or sell derivative instruments for trading purposes. General Cable does not engage in trading activities involving commodity contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques. Depending on the extent of an unrealized loss position on a derivative contract held by the Company, certain counterparties may require a deposit to secure the derivative contract position. The Company recorded $8.7 million in prepaid expenses and other assets line item on the consolidated balance sheet as of December 31, 2008. As of October 2, 2009, there were no contracts held by the Company that required collateral to secure the Company’s derivative liability positions.
The notional amounts and fair values of designated cash flow hedges at October 2, 2009 and December 31, 2008 are shown below (in millions).

	October 2, 2009		December 31, 2008
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Cash flow hedges:
Interest rate swap	$64.0	$2.3	$74.6	$(0.7)
Commodity futures	163.7	(11.5)	198.1	(84.7)
Foreign currency forward exchange	314.4	2.4	438.3	0.4

		$(6.8)		$(85.0)

Note: As of October 2, 2009, derivative instruments not designated as cash flow hedges had a notional value of $24.0 million and the carrying amount of the financial instruments was a net liability of $0.1 million.
Other Forward Pricing Agreements
In the normal course of business, the Company enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption of ASC815 Derivatives and Hedging because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At October 2, 2009 and December 31, 2008, General Cable had $58.3 million and $90.5 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At October 2, 2009 and December 31, 2008, the fair value of these arrangements were $60.1 million and $65.4 million, respectively, and the Company had an unrealized gain (loss) of $1.8 million and $(25.1) million, respectively, related to these transactions. The Company expects the unrealized gain (losses) under these agreements to be largely offset as a result of firm sales price commitments with customers.

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
In connection with the preparation of this Quarterly Report on Form 10-Q, as of October 2, 2009, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of October 2, 2009.
Management’s Annual Report on Internal Control over Financial Reporting
Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting at December 31, 2008 did not include an assessment of certain elements of internal controls over financial reporting of PDP acquired on June 30, 2008 and Enica Biskra acquired on May 21, 2008, which are included in the consolidated financial statements of the Company for the year ended December 31, 2008 and included in the condensed consolidated financial statements of the Company for the period ended October 2, 2009. In accordance with the Sarbanes Oxley rules and regulations, which allow for a one-year integration period, the Company is including PDP and Enica Biskra in its risk assessment and testing program of internal controls in 2009.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting, as such item is defined in Exchange Act Rules 13a — 15(f) and 15d — 15(f), during the fiscal quarter ended October 2, 2009, that have materially affected, or are reasonable likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of the date of this filing, there have been no additional material legal proceedings or material developments in the legal proceedings disclosed in the Company’s 2008 Annual Report on Form 10-K.
ITEM 1A. RISK FACTORS
Except for the following risk factor, there have been no material changes in the Company’s risk factors from those disclosed in General Cable’s 2008 Annual Report on Form 10-K.
We are subject to certain asbestos litigation and unexpected judgments or settlements that could have a material adverse effect on our financial results.
As of October 2, 2009, there were 1,128 pending non-maritime asbestos cases involving our subsidiaries. The majority of these cases involve plaintiffs alleging exposure to asbestos-containing cable manufactured by our predecessors. In addition to our subsidiaries, numerous other wire and cable manufacturers have been named as defendants in these cases. Our subsidiaries have also been named, along with numerous other product manufacturers, as defendants in 33,550 suits in which plaintiffs alleged that they suffered an asbestos-related injury while working in the maritime industry. These cases are referred to as MARDOC cases and are currently managed under the supervision of the U.S. District Court for the Eastern District of Pennsylvania. On May 1, 1996, the District Court ordered that all pending MARDOC cases be administratively dismissed without prejudice and the cases cannot be reinstated, except in certain circumstances involving specific proof of injury. We cannot assure you that any judgments or settlements of the pending non-maritime and/or MARDOC asbestos cases or any cases which may be filed in the future will not have a material adverse effect on our financial results, cash flows or financial position. Moreover, certain of our insurers may become financially unstable and in the event one or more of these insurers enter into insurance liquidation proceedings, we will be required to pay a larger portion of the costs incurred in connection with these cases. While the cumulative average settlement through October 2, 2009 has been approximately $475 per case, the average settlement paid to resolve litigation has increased significantly above that amount, reaching $5,900 per case for litigation settled in 2009, as the mix of cases currently being listed for trial in state courts and those which may be listed in the future, which may need to be resolved, generally involve more serious asbestos related injuries.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Company was authorized by its Board of Directors on October 29, 2008 to institute a stock repurchase program for up to $100 million of common stock. As of December 31, 2008, the Company had purchased approximately $11.7 million or 1.0 million of common shares at an average price of $11.65 per share under terms of this program. For the three and nine fiscal months ending October 2, 2009, the Company did not purchase any additional common stock under the stock repurchase program.
The employees of the Company do have the right to surrender to the Company shares in payment of minimum tax obligations upon the vesting of grants of common stock under the Company’s equity compensation plans. During the three fiscal months ended October 2, 2009, 1,707 shares were surrendered to the Company by employees in payment of minimum tax obligations upon the vesting of nonvested stock under the Company’s equity compensation plans, and the average price paid per share has been set forth in the table below by fiscal month:

	Number of Shares	Average Stock Price
July 4 - July 31	457	$33.78
August 1 - August 28	322	$35.49
August 29 - October 2	928	$39.71
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None during the nine fiscal months ended October 2, 2009.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None during the three fiscal months ended October 2, 2009.
ITEM 5. OTHER INFORMATION
None during the three fiscal months ended October 2, 2009.

ITEM 6. EXHIBITS
The following exhibits are filed herewith or incorporated herein by reference. Documents indicated by an asterisk (*) are filed herewith; documents indicated by a double asterisk (**) identify each management contract or compensatory plan. Documents not indicated by an asterisk are incorporated by reference to the document indicated.
a) Exhibits
4.1
Third Supplemental Indenture to the Indenture, dated as of November 15, 2006, governing the Company’s 0.875% Senior Convertible Notes due 2013, among the Company, the Guarantors referred to therein and the Trustee, supplemented by the First Supplemental Indenture, dated as of October 31, 2007, and by the Second Supplemental Indenture, dated as of April 18, 2008 (Incorporated by reference to Form 8-K filed on September 3, 2009)

4.2
Third Supplemental Indenture to the Indenture, dated as of March 21, 2007, governing the Company’s 7.125% Senior Fixed Rate Notes due 2017 and Senior Floating Rate Notes due 2015, among the Company, the Guarantors referred to therein and the Trustee, supplemented by the First Supplemental Indenture, dated as of October 31, 2007, and by the Second Supplemental Indenture, dated as of April 18, 2008 (Incorporated by reference to Form 8-K filed on September 3, 2009)

4.3
Third Supplemental Indenture to the Indenture, dated as of October 2, 2007, governing the Company’s 1.00% Senior Convertible Notes due 2012, among the Company, the Guarantors referred to therein and the Trustee, supplemented by the First Supplemental Indenture, dated as of October 31, 2007, and by the Second Supplemental Indenture, dated as of April 18, 2008 (Incorporated by reference to Form 8-K filed on September 3, 2009)

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

General Cable Corporation
Signed: November 6, 2009	By:	/s/ BRIAN J. ROBINSON
Brian J. Robinson
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index
4.1
Third Supplemental Indenture to the Indenture, dated as of November 15, 2006, governing the Company’s 0.875% Senior Convertible Notes due 2013, among the Company, the Guarantors referred to therein and the Trustee, supplemented by the First Supplemental Indenture, dated as of October 31, 2007, and by the Second Supplemental Indenture, dated as of April 18, 2008 (Incorporated by reference to Form 8-K filed on September 3, 2009)

4.2
Third Supplemental Indenture to the Indenture, dated as of March 21, 2007, governing the Company’s 7.125% Senior Fixed Rate Notes due 2017 and Senior Floating Rate Notes due 2015, among the Company, the Guarantors referred to therein and the Trustee, supplemented by the First Supplemental Indenture, dated as of October 31, 2007, and by the Second Supplemental Indenture, dated as of April 18, 2008 (Incorporated by reference to Form 8-K filed on September 3, 2009)

4.3
Third Supplemental Indenture to the Indenture, dated as of October 2, 2007, governing the Company’s 1.00% Senior Convertible Notes due 2012, among the Company, the Guarantors referred to therein and the Trustee, supplemented by the First Supplemental Indenture, dated as of October 31, 2007, and by the Second Supplemental Indenture, dated as of April 18, 2008 (Incorporated by reference to Form 8-K filed on September 3, 2009)

*12.1	Computation of Ratio of Earnings to Fixed Charges

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) or 15d — 14

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a) or 15d — 14

*32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.