Form 10-K/A
period 2008-12-31
GENERAL CABLE CORP /DE/
filed 2009-11-17
CIK 886035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 2
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
INDEX TO ANNUAL REPORT
ON FORM 10-K/A
Amendment No. 2

EXPLANATORY NOTE
General Cable Corporation (the “Company”) is filing this Amendment No. 2 to its Annual Report on Form 10-K/A for the year ended December 31, 2008 (“Amendment No. 2”) to (i) correct certain information in Exhibits 31.1, 31.2 and 32.1 filed with Amendment No. 1 to its Annual Report on Form 10-K/A for the year ended December 31, 2008 (as filed with the Securities and Exchange Commission on May 8, 2009) (“Amendment No. 1”), which amended the Company’s Form 10-K for the year ended December 31, 2008 (as filed with the Securities and Exchange Commission on March 2, 2009) (the “Original Form 10-K”); (ii) revise the exhibit index and certain of the exhibits incorporated by reference herein; and (iii) make certain other clarifying and typographical changes throughout the Amendment No. 2. Paragraph 1 of Exhibits 31.1 and 31.2 and the introductory paragraph of Exhibit 32.1 have been amended to refer to this Amendment No. 2 instead of the Original Form 10-K. Additionally, Exhibit 32.1 has been further amended to reflect the annual report’s period end date of December 31, 2008. Finally, each of Exhibits 31.1, 31.2 and 32.1 has been dated as of the date of filing of this Amendment No. 2.
In addition to the changes described in the paragraph above, this Amendment No. 2 also includes certain accounting changes that reflect the Company’s retrospective adoption of three new accounting standards that became effective on January 1, 2009. These changes are described fully in the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 12, 2009 and in Note 2 of the Company’s Notes to Consolidated Financial Statements within this Amendment No. 2.
Other than as set forth above, no items of the Original Form 10-K or Amendment No. 1 are being revised by this filing. Information in the Original Form 10-K and Amendment No. 1 is generally stated as of December 31, 2008 and this filing does not reflect any subsequent information or events other than those described above. Without limitation of the foregoing, this filing does not purport to update the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Original Form 10-K or Amendment No. 1 for any information, uncertainties, transactions, risks, events or trends occurring, or known to management. More current information is contained in the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ending April 3, 2009, July 3, 2009 and October 2, 2009 and the Company’s other filings with the Securities and Exchange Commission. This Amendment No. 2 on Form 10-K/A should be read in conjunction with such Quarterly Reports on Form 10-Q and such other filings. The Forms 10-Q and the Company’s other filings contain information regarding events, developments and updates to certain expectations of the Company that have occurred since the filing of both the Original Form 10-K and Amendment No. 1.

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
Consistent with the management structure of the Company, external reportable segments are aligned into three segments: (1) North America, (2) Europe and North Africa, and (3) Rest of World (“ROW”), which consists of operations in Latin America, Sub-Saharan Africa, Middle East and Asia Pacific. These segments are discussed below and additional financial information regarding the segments appears in Note 16 to the Consolidated Financial Statements. Items 1, 1A, 2, 7, and 8 of this Annual Report on Form 10-K/A give effect to the change in reportable segments and impact on historically reported results.
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
Disclosure Regarding Forward-Looking Statements
Certain statements in the 2008 Annual Report on Form 10-K/A including, without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures and our or management’s beliefs, expectations or opinions, are forward-looking statements, and as such, we desire to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “may,” “anticipate,” “intend,” “estimate,” “project,” “plan,” “assume,” “seek to” or other similar expressions, although not all forward-looking statements contain these identifying words.
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
Mr. Andrews last day of employment was December 31, 2008 under a Separation Agreement and Addendum, Departure of Principal Officer incorporated by reference (exhibit 10.48).
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
Certain statements in the 2008 Annual Report on Form 10-K/A including, without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures and our or management’s beliefs, expectations or opinions, are forward-looking statements, and as such, we desire to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995. Our forward-looking statements should be read in conjunction with our comments in this report under the heading, “Disclosure Regarding Forward-Looking Statements.” Actual results may differ materially from those statements as a result of factors, risks and uncertainties over which we have no control. Such factors include, but are not limited to, the risks and uncertainties discussed below.
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
The markets for copper, aluminum and fiber optic wire and cable products are highly competitive, and some of our competitors may have greater financial resources than we have. We compete with at least one major competitor with respect to each of our business segments. Many of our products are made to common specifications and therefore may be fungible with competitors’ products. Accordingly, we are subject to competition in many markets on the basis of price, delivery time, customer service and our ability to meet specific customer needs.
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
During the year ended December 31, 2008, approximately 65% of our sales and approximately 76% of our assets were in markets outside North America. Our operations outside North America generated approximately 39% of our cash flows from operations during this period. Our financial results may be adversely affected by significant fluctuations or devaluations in the value of the U.S. dollar against foreign currencies or by the enactment of exchange controls or foreign governmental or regulatory restrictions on the transfer of funds. In addition, negative tax consequences relating to the repatriation of certain foreign income may adversely affect our cash flows.
Furthermore, our foreign operations are subject to risks inherent in maintaining operations abroad, such as economic and political destabilization, international conflicts, restrictive actions by foreign governments, nationalizations or appropriations, changes in regulatory requirements, the difficulty of effectively managing diverse global operations, adverse foreign tax laws and the threat posed by potential pandemics in countries that do not have the resources necessary to deal with such outbreaks. Over time, we intend to continue to expand our foreign operations, which would serve to exacerbate these risks and their potential effect on our business, financial position and results of operations. In particular, with the acquisition of PDIC, we have significant operations in countries in Central and South America, Africa and Asia. Economic and political developments in these countries, including future economic changes or crises (such as inflation, currency devaluation or recession), government deadlock, political instability, civil strife, international conflicts, changes in laws and regulations and expropriation or nationalization of property or other resources, could impact our operations or the market value of our common stock and have an adverse effect on our business, financial condition and results of operations. Although PDIC and its subsidiaries maintain political risk insurance related to its operations in a number of countries, any losses we may incur may not be covered by this insurance and, even if covered, such insurance may not fully cover such losses. In addition to these general risks, there are significant country specific risks including:
•	Brazil and other Latin American countries have historically experienced uneven periods of economic growth as well as recession, high inflation, currency devaluation and economic instability. These countries’ governments have been known to intervene in their respective economies, in the form of price controls, currency devaluations, capital controls and limits on imports.

•	Thailand recently experienced significant political and militant unrest in certain provinces. The country’s elected government was overthrown in September 2006, with an elected government only recently restored.

•	Venezuela has experienced difficult economic conditions, relatively high levels of inflation, and foreign exchange and price controls. The President of Venezuela has the authority to legislate certain areas by decree, and the Venezuelan government has nationalized or announced plans to nationalize certain industries and has sought to expropriate certain companies and property.

•	Algeria has a tumultuous past, characterized by violence and terrorism. The country’s government has been moderately successful in neutralizing these threats creating a more receptive political and social atmosphere.
•	Compliance with foreign and U.S. laws and regulations applicable to our international operations, including the Foreign Corrupt Practices Act (FCPA), is difficult and may increase the cost of doing business in international jurisdictions.
Various laws and regulations associated with our current international operations are complex and increase our cost of doing business. Furthermore, these laws and regulations expose us to fines and penalties if we fail to comply with them. These laws and regulations include import and export requirements, U.S. laws such as the FCPA, and local laws prohibiting corrupt payments to governmental officials and other corrupt practices. Although we have implemented policies and procedures designed to ensure compliance with these laws, there can be no assurance that our employees, contractors and agents will not take actions in violation of our policies, particularly as we expand our operations through organic growth and acquisitions. Any such violations could subject us to civil or criminal penalties, including substantial fines or prohibitions on our ability to offer our wire and cable products in one or more countries, and could also materially damage our reputation, our brand, our international expansion efforts, our business and our operating results. In addition, if we fail to address the challenges and risks associated with our international expansion and acquisition strategy, we may encounter difficulties implementing our strategy, which could impede our growth or harm our operating results.
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
We are party to labor agreements with unions that represent employees at many of our manufacturing facilities. In the United States, Canada, Chile, Thailand, Venezuela and Zambia, union contracts will expire at seven facilities in 2009 and seven facilities in 2010 representing approximately 9.6% and 14.6%, respectively, of total employees as of December 31, 2008. Labor agreements are generally negotiated on an annual or bi-annual basis unless otherwise noted above and the risk exists that labor agreements may not be renewed on reasonably satisfactory terms to the Company or at all. We cannot predict what issues may be raised by the collective bargaining units representing our employees and, if raised, whether negotiations concerning such issues will be successfully concluded. A protracted work stoppage could result in a disruption of our operations which could, in turn, adversely affect our ability to deliver certain products and our financial results.
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
Also, advancing wireless technologies, as they relate to network and communications systems represent an alternative to certain copper cables we manufacture and may reduce customer demand for premise wiring. Traditional telephone companies are facing increasing competition within their respective territories from, among others, providers of voice over Internet protocol (“VoIP”) and wireless carriers. Wireless communications depend heavily on a fiber optic backbone and do not depend as much on copper-based systems. The increased acceptance and use of VoIP and wireless technology, or introduction of new wireless or fiber-optic based technologies, continues to have an adverse effect on the marketability of our products and our profitability. Our sales of copper premise cables currently face downward pressure from wireless and VoIP technology, and the increased acceptance and use of these technologies has heightened this pressure and the potential negative impact on our results of operations.
•	We are substantially dependent upon distributors and retailers for non-exclusive sales of our products and they could cease purchasing our products at any time.
During 2007 and 2008, approximately 36% and 38%, respectively, of our domestic net sales were made to independent distributors and four of our ten largest customers were distributors. Distributors accounted for a substantial portion of sales of our communications- and industrial-related products. During 2007 and 2008, approximately 10%, respectively, of our domestic net sales were to retailers. The two largest retailers combined to account for approximately 2%, , of our worldwide net sales in 2007 and 2008.
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
From time to time we enter into arrangements with financial institutions to hedge our exposure to fluctuations in commodity prices, currency and interest rates, including forward contracts and swap agreements. Recently, a number of financial institutions similar to those that serve as counterparties to our hedging arrangements have been adversely affected by the global credit crisis. The failure of one or more counterparties to our hedging arrangements to fulfill or renew their obligations to us could adversely affect our results of operations.
•	As a result of market and industry conditions, we may be required to recognize impairment charges for our long-lived assets including goodwill or in the event we close additional plants.
In accordance with generally accepted accounting principles, we periodically assess our assets including goodwill to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may result in impairments to goodwill and other long-lived assets. Future impairment charges could significantly affect our results of operations in the period recognized.
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
As a result of the PDIC acquisition, we succeeded to substantially all of the liabilities associated with the wire and cable business we acquired, which may include, without limitation:
•	environmental risks and liabilities related to the operation of the acquired assets;

•	risks associated with these operations in various foreign countries, including in Brazil, · China, Colombia, India, Thailand, Venezuela and Zambia;

•	existing product liability claims with respect to the acquired wire and cable products;

•	other existing litigation and tax liabilities involving the acquired wire and cable business;

•	issues relating to compliance with the Sarbanes-Oxley Act of 2002, including issues relating · to internal control over financial reporting, or other applicable laws;

•	issues related to debt assumed in connection with the acquisition; and

•	employee and employee benefit liabilities.
In addition to the risks set forth above, we may discover additional information, risks or uncertainties about this business that may adversely affect us. An acquisition of operations in many foreign countries, such as this acquisition, makes it extremely difficult for the acquirer to discover and adequately protect itself against all potentially adverse liabilities, risks or uncertainties that exist or may arise. Based on all of the foregoing liabilities, risks and uncertainties, there can be no assurance that the acquisition will not, in fact, have a negative impact on our business or financial results.
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
•	Terrorist and other attacks or acts of war may adversely affect the markets in which we operate and our profitability.
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
We sponsor defined benefit pension plans around the world. Pension expense for the defined benefit pension plans sponsored by us is determined based upon a number of actuarial assumptions, including an expected long-term rate of return on assets and discount rate. The use of these assumptions makes our pension expense and our cash contributions subject to year-to-year volatility. As of December 31, 2008, 2007 and 2006, the defined benefit pension plans were underfunded by approximately $122.2 million, $72.5 million and $35.7 million respectively, based on the actuarial methods and assumptions utilized for purposes of the applicable accounting rules and interpretations. We have experienced volatility in our pension expense and in our cash contributions to our defined benefit pension plans. In 2008, pension expense was $8.2 million an increase of approximately $2.9 million from 2007 and cash contributions were $9.3 million a decrease of approximately $7.1 million from 2007. The Company estimates its 2009 pension expense for its defined benefit plans will increase approximately $8.5 million from 2008. In the event that actual results differ from the actuarial assumptions or actuarial assumptions are changed, the funded status of our defined benefit pension plans may change and any such deficiency could result in additional charges to equity and an increase in future pension expense and cash contributions.
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
We have a significant amount of debt. As of December 31, 2008, we had $1,254.0 million of debt outstanding, $136.5 million of which was secured indebtedness, and $301.3 million of additional borrowing capacity available under our amended senior secured credit facility (“Amended Credit Facility”), $62.9 million of additional borrowing capacity under our Spanish subsidiary’s revolving credit facility (“Spanish Credit Facility”) and approximately $60.6 million of additional borrowing capacity under agreements related to ECN Cable and approximately $338.0 million of additional borrowing capacity under our various credit agreements related to PDIC, subject to certain conditions. As of December 31, 2008, we had $375.7 million (net of debt discount of $99.3 million) 1.00% Senior Convertible Notes outstanding and $261.7 million (net of debt discount of $93.3 million) 0.875% Senior Convertible Notes and $200.0 million of fixed-rate 7.125% Senior Notes and $125.0 million of Senior Floating Rate Notes outstanding. Subject to the terms of the

Amended Credit Facility, our Spanish subsidiary’s term loan (“Spanish Term Loan”) and Spanish Credit Facility and the indentures governing our 1.00% Senior Convertible Notes, 0.875% Senior Convertible Notes, 7.125% Senior Notes and Senior Floating Rate Notes, we may also incur additional indebtedness, including secured debt, in the future. See Item 7 of this document for details on the various debt agreements.
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
In connection with the incurrence of indebtedness under our Amended Credit Facility, the lenders under that facility have received a pledge of all of the capital stock of our existing domestic and Canadian subsidiaries and any future domestic and Canadian subsidiaries. Additionally, these lenders have a lien on substantially all of our domestic assets, including our existing and future accounts receivable, cash, general intangibles, investment property and real property. As a result of these pledges and liens, if we fail to meet our payment or other obligations under our Amended Credit Facility, the lenders with respect to this facility would be entitled to foreclose on substantially all of our domestic and Canadian assets and to liquidate these assets.
•	The agreements that govern our indebtedness contain various covenants that limit our discretion in the operation of our business.
The agreements and instruments that govern certain of our indebtedness contain various restrictive covenants that, among other things, require us to comply with or maintain certain financial tests and ratios and restrict our and our subsidiairies’ ability to:
•	incur or guarantee additional debt;

•	create liens;

•	make certain investments and payments;

•	pay dividends, purchase company stock or make other distributions;

•	enter into transactions with affiliates;

•	make acquisitions;

•	merge or consolidate; and

•	transfer or sell assets.
Our ability and the ability of our subsidiaries to comply with these covenants is subject to various risks and uncertainties. In addition, events beyond our control could affect our ability to comply with and maintain the financial tests and ratios required by this indebtedness. Any failure by us or our subsidiaries, as applicable to comply with and maintain all applicable financial tests and ratios and to comply with all applicable covenants could result in an event of default with respect to, the acceleration of the maturity of, and the termination of the commitments to make further extension of credit under, a substantial portion of our debt. Even if we or our subsidiaries, as applicable are able to comply with all applicable covenants, the restrictions on our ability to operate our business in our sole discretion could harm our business by, among other things, limiting our ability to take advantage of financing, mergers, acquisitions and other corporate opportunities.
•	Failure to comply with covenants and other provisions in our existing or future financing agreements could result in cross-defaults under some of our financing agreements, which cross-defaults could jeopardize our ability to satisfy our obligations.
Various risks, uncertainties and events beyond our control could affect our ability or the ability of our subsidiaries to comply with the covenants, financial tests and ratios required by the instruments governing our and their financing arrangements, including, without limitation, the requirement that no final judgment or judgments of a court of competent jurisdiction have been rendered against us or our subsidiaries in excess of stated amounts. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to cease to make further extensions of credit, accelerate the maturity of the debt under these agreements and foreclose upon any collateral securing that debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability and the ability of our subsidiaries to incur additional debt and to take other actions might significantly impair our and their ability to obtain other financing. We may also amend the provisions and limitations of our credit facilities from time to time.
Certain portions of our debt contain prepayment or acceleration rights at the election of the holders upon a covenant default, change in control or fundmental change, which prepayment or acceleration rights, if exercised, could constitute an event of default under other portions of our debt. It is possible that we would be unable to fulfill all of these obligations simultaneously.
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
Nationally recognized rating agencies currently rate our debt. Ratings are not recommendations to buy or sell our securities. We may, in the future, incur indebtedness with interest rates that may be affected by changes in or other actions associated with our credit ratings. Each of the rating agencies reviews its ratings periodically, and previous ratings for our debt may not be maintained in the future. Rating agencies may also place us under review for potential downgrade in certain circumstances or if we seek to take certain actions. A downgrade of our debt ratings or other negative action, such as a review for a potential downgrade, could affect the market price of our existing 0.875% Senior Convertible Notes or our 1.00% Senior Convertible Notes. Furthermore, these events may negatively affect our ability to raise additional debt with terms and conditions similar to our current debt, and accordingly, likely increase our cost of capital. In addition, a downgrade of these ratings, or other negative action, could make it more difficult for us to raise capital to refinance any maturing debt obligations, to support business growth and to maintain or improve the current financial strength of our business and operations.
Risks Related to Our Securities
•	Our stock price has been and continues to be volatile, and our ability to pay dividends on our common stock is limited.
The price of our securities may fluctuate as a result of various factors, such as:
•	Announcements relating to significant corporate transactions;

•	Operating and stock price performance of companies that investors deem comparable to us;

•	Sales or the expectation of sales of a substantial number of shares of our common stock in the public market;

•	Changes in government regulation or proposals relating thereto; and

•	General stock market fluctuations unrelated to our operating performance.
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
Under the Delaware General Corporation Law, we may pay dividends, in cash or otherwise, only if we have surplus in an amount at least equal to the amount of the relevant dividend payment. Any payment of cash dividends will depend upon our financial condition, capital requirements, earnings and other factors deemed relevant by our Board of Directors. Further, our Amended Credit Facility and the indentures governing our 7.125% Senior Notes and Senior Floating Rate Notes limit our ability to pay cash dividends, including cash dividends on our common stock. In addition, the certificate of designations for our Series A preferred stock prohibits us from the payment of any cash dividends on our common stock if we are not current on dividend payments with respect to our Series A preferred stock. Agreements governing future indebtedness will likely contain restrictions on our ability to pay cash dividends.
•	Future issuances of shares of our common stock may depress its market price.
Sales or issuances of substantial numbers of additional shares of common stock, including shares of common stock underlying the 0.875% and 1.00% Senior Convertible Notes and shares of our outstanding Series A preferred stock, as well as sales of shares that may be issued in connection with future acquisitions, or the perception that such sales could occur, may have a harmful effect on prevailing market prices for our common stock and our convertible securities and our ability to raise additional capital in the financial markets at a time and price favorable to us. Our amended and restated certificate of incorporation, as amended, provides that we have authority to issue 200 million shares of common stock. As of December 31, 2008, there were approximately 51.8 million shares of common stock outstanding (net of treasury shares), approximately 0.4 million shares of common stock issuable upon the exercise of currently outstanding stock options and approximately 0.4 million shares of common stock issuable upon conversion of our outstanding Series A preferred stock. In addition, a maximum of approximately 7.2 million shares of our common stock could be issuable upon conversion of our 1.00% Senior Convertible Notes. Similarly, a maximum of approximately 9.0 million shares of common stock could be issuable upon conversion of our 0.875% Senior Convertible Notes and approximately 7.0 million shares of common stock could be issuable due to the issuance of warrants we issued in connection with the offering of our 0.875% Senior Convertible Notes. All of the shares of our common stock that could be issued pursuant to the conversion of our 0.875% and 1.00% Senior Convertible Notes by holders who are not our affiliates would be freely tradable by such holders.
•	Our convertible note hedge and warrant transactions may affect the trading price of our common stock.
In connection with the issuance of our 0.875% Senior Convertible Notes, we entered into convertible note hedge transactions with one or more of the participating underwriters or their affiliates, which we refer to as the counterparties. The convertible note hedge transactions are comprised of purchased call options and sold warrants. The purchased call options are expected to reduce our exposure to potential dilution upon the conversion of the 0.875% Senior Convertible Notes. We also entered into warrant transactions with such counterparties. The sold warrants have an exercise price that is approximately 92.4% higher than the closing price of our common stock on the date the 0.875% Senior Convertible Notes were priced. The warrants are expected to provide us with some protection against increases in our stock price over the conversion price per share. In connection with these transactions, the counterparties, or their affiliates:
•	may enter into various over-the-counter derivative transactions or purchase or sell our common stock in secondary market transactions; and
•	may enter into, or may unwind, various over-the-counter derivatives or purchase or sell our common stock in secondary market transactions, including during any conversion reference period with respect to a conversion of 0.875% Senior Convertible Notes.
These activities may have the effect of increasing, or preventing a decline in, the market price of our common stock. In addition, any hedging transactions by the counterparties, or their affiliates, including during any conversion reference period, may have an adverse impact on the trading price of our common stock. The counterparties, or their affiliates, are likely to modify their hedge positions from time to time prior to conversion or maturity of the 0.875% Senior Convertible Notes by purchasing and selling shares of our common stock, other of our securities, or other instruments, including over-the-counter derivative instruments, that they may wish to use in connection with such hedging. In addition, we intend to exercise our purchased call options whenever 0.875% Senior Convertible Notes are converted, although we are not required to do so. In order to unwind any hedge positions with respect to our exercise of the purchased call options, the counterparties or their affiliates would expect to sell shares of common stock in secondary market transactions or unwind various over-the-counter derivative transactions with respect to our common stock during the conversion reference period for any 0.875% Senior Convertible Notes that may be converted.

The effect, if any, of these transactions and activities in connection with the 0.875% Senior Convertible Notes on the market price of our common stock will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the trading price of our common stock and, as a result, the number of shares and value of the common stock received upon conversion of our 0.875% and 1.00% Senior Convertible Notes.
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
Our amended and restated certificate of incorporation and amended and restated by-laws contain provisions that may discourage, delay or prevent a third party from acquiring us, even if doing so would be beneficial to our stockholders. Under our amended and restated certificate of incorporation, only our Board of Directors may call special meetings of stockholders, and stockholders must comply with advance notice requirements for nominating candidates for election to our Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings. Directors may be removed by stockholders only for cause and only by the effective vote of at least 66 2/3% of the voting power of all shares of capital stock then entitled to vote generally in the election of directors, voting together as a single class. Additionally, the severance policy applicable to our executive officers may have the effect of making a transaction that would constitute a change of control more expensive and, therefore, less attractive.
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
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
During the fourth quarter of 2007, the Company issued $475.0 million 1.00% Senior Convertible Notes Due 2012, dated October 2, 2007, by and among General Cable Corporation, the subsidiary guarantors named therein, and U.S. Bank National Association, as Trustee. The Notes were sold to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended and related information has been previously provided on the Current Report on Form 8-K as filed on October 2, 2007 (incorporated by reference herein to Exhibit 4.9). Subsequently, on April 16, 2008, the Company completed an automatic shelf registration statement (Registration) of securities of well-known seasoned issuers on Form S-3ASR. The Registration will be used by the selling security holders to resell their Notes and common stock issuable upon conversion of their Notes. The Company will not receive any of the proceeds from the sale of the Notes or the common stock issuable upon conversion of the Notes.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Company was authorized by its Board of Directors on October 29, 2008 to institute a stock repurchase program for up to $100 million of common stock (incorporated by reference herein to Exhibit 10.52). The Company has purchased approximately $11.7 million or 1.0 million of common shares at an average price of $11.65 per share under terms of this program during the fourth quarter of 2008. In 2007, the Company did not have a stock repurchase program and as a result did not repurchase any of its common stock. The employees of the Company do have the right to surrender to the Company shares in payment of minimum tax obligations upon the vesting of grants of common stock under the Company’s equity compensation plans. Minimal shares were surrendered during the fourth quarter of 2008. For the year ended December 31, 2008, 30,509 total shares were surrendered to the Company by employees in payment of minimum tax obligations upon the vesting of nonvested stock under the Company’s equity compensation plans, and the average price paid per share was $58.43.

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

	Year Ended December 31,
	2008(1,2)	2007(1,2,3)	2006(1,4)	2005(5)	2004
	As Adjusted	As Adjusted	As Adjusted
	(in millions, except metal price and share data)
Net sales	$6,230.1	$4,614.8	$3,665.1	$2,380.8	$1,970.7
Gross profit	802.4	662.7	471.0	270.7	214.7
Operating income	421.4	366.1	235.9	98.5	56.5
Other expense	(27.2)	(3.4)	(0.1)	(0.5)	(1.2)
Interest expense, net	(91.8)	(48.5)	(36.7)	(37.0)	(35.9)
Loss on extinguishment of debt	—	(25.3)	—	—	—
Income from continuing operations before income taxes	302.4	288.9	199.1	61.0	19.4
Income tax benefit (provision)	(104.9)	(97.6)	(65.3)	(21.8)	18.1
Income from continuing operations	197.5	191.3	133.8	39.2	37.5
Gain on disposal of discontinued operations	—	—	—	—	0.4
Equity in net earnings of affiliated companies	4.6	0.4	—	—	—
Net income including noncontrolling interest	202.1	191.7	133.8	39.2	37.9
Less: preferred stock dividends	(0.3)	(0.3)	(0.3)	(22.0)	(6.0)
Less: Net income attributable to noncontrolling interest	(13.1)	(0.2)	—	—	—
Net income attributable to Company common shareholders	$188.7	$191.2	$133.5	$17.2	$31.9
Earnings of continuing operations per common share-basic (6)	$3.59	$3.66	$2.62	$0.42	$0.81
Earnings of continuing operations per common share-assuming dilution	$3.54	$3.51	$2.57	$0.41	$0.75
Earnings of discontinued operations per common share-basic (6)	$—	$—	$—	$—	$0.01
Earnings of discontinued operations per common share-assuming dilution	$—	$—	$—	$—	$0.01
Earnings per common share-basic (6)	$3.59	$3.66	$2.62	$0.42	$0.82
Earnings per common share-assuming dilution	$3.54	$3.51	$2.57	$0.41	$0.76
Weighted average shares outstanding-basic (6)	52.6	52.2	51.0	41.1	39.0
Weighted average shares outstanding-assuming dilution	53.4	54.6	52.0	41.9	50.3

Other Data:
Depreciation and amortization	$97.3	$63.5	$50.9	$51.0	$35.4
Capital expenditures	$217.8	$153.6	$71.1	$42.6	$37.0
Average daily COMEX price per pound of copper cathode	$3.13	$3.22	$3.09	$1.68	$1.29
Average daily price per pound of aluminum rod	$1.21	$1.23	$1.22	$0.92	$0.85

	December 31,
	2008(1,2)	2007(1,2,3)	2006(1,4)	2005(5)	2004
	As Adjusted	As Adjusted	As Adjusted
Balance Sheet Data:
Working capital (7)	$1,060.6	$838.8	$734.0	$378.6	$298.0
Total assets	3,836.4	3,765.6	2,215.3	1,523.2	1,239.3
Total debt	1,254.0	1,168.9	617.7	451.6	374.9
Dividends to common shareholders	—	—	—	—	—
Total equity	992.1	931.4	553.9	293.3	301.4

1)	As adjusted for FSP APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion. See Note 2 of the Consolidated Financial Statements for additional information

2)	As adjusted for FASB SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements. See Note 2 of the Consolidated Financial Statements for additional information

3)	Includes operating results of PDIC since October 31, 2007 and the effects of the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

4)	This period includes the effects of the adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), Share-Based Payment, and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).

5)	This period includes the preliminary opening balance sheet figures for Silec as of December 31, 2005. Due to the purchase date, the effects of the acquisitions on the statements of operations’ data were not material.

6)	As adjusted for FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. See Note 2 of the Consolidated Financial Statements for additional information.

7)	Working capital means current assets less current liabilities.

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
The Company records a valuation allowance to reduce deferred tax assets to the amount that it believes is more likely than not to be realized. The valuation of the deferred tax asset is dependent on, among other things, the ability of the Company to generate a sufficient level of future taxable income. In estimating future taxable income, the Company has considered both positive and negative evidence, such as historical and forecasted results of operations, including prior losses, and has considered the implementation of prudent and feasible tax planning strategies. At December 31, 2008, the Company had recorded a net deferred tax asset of $47.1 million ($124.7 million net current deferred tax asset less $77.6 million net long term deferred tax liability). The Company has and will continue to review on a quarterly basis its assumptions and tax planning strategies, and, if the amount of the estimated realizable net deferred tax asset is less than the amount currently on the balance sheet, the Company would reduce its deferred tax asset, recognizing a non-cash charge against reported earnings. Likewise, if the Company determines that a valuation allowance against a deferred tax asset is no longer appropriate, the adjustment to the valuation allowance would reduce income tax expense. In 2008 and 2007, the Company determined that improved business performance, expectations of future profitability, and other relevant factors constituted sufficient positive evidence to recognize certain foreign and state deferred tax assets. Accordingly, the Company adjusted the valuation allowances and recognized income tax benefits of approximately $3.2 million in 2008 and $12.2 million in 2007.
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

	Year Ended December 31,
	2008(1,2)		2007(1,2)		2006(1)
	As Adjusted		As Adjusted		As Adjusted
	Amount	%	Amount	%	Amount	%
Net sales	$6,230.1	100.0%	$4,614.8	100.0%	$3,665.1	100.0%
Cost of sales	5,427.7	87.1%	3,952.1	85.6%	3,194.1	87.1%

Gross profit	802.4	12.9%	662.7	14.4%	471.0	12.9%
Selling, general and administrative expenses	381.0	6.1%	296.6	6.4%	235.1	6.4%

Operating income	421.4	6.8%	366.1	7.9%	235.9	6.4%
Other expense	(27.2)	(0.4)%	(3.4)	(0.1)%	(0.1)	—%
Interest expense, net	(91.8)	(1.5)%	(48.5)	(1.1)%	(36.7)	(1.0)%
Loss on extinguishment of debt	—	—%	(25.3)	(0.5)%	—	—%

Income before income taxes	302.4	4.9%	288.9	6.3%	199.1	5.4%
Income tax provision	(104.9)	(1.7)%	(97.6)	(2.1)%	(65.3)	(1.8)%
Equity in net earnings of affiliated companies	4.6	0.1%	0.4	—%	—	—%

Net income including noncontrolling interest	202.1	3.2%	191.7	4.2%	133.8	3.7%
Less: preferred stock dividends	(0.3)	—%	(0.3)	—%	(0.3)	—%
Less: net income attributable to noncontrolling interest	(13.1)	(0.2)%	(0.2)	—%	—	—%

Net income attributable to Company common shareholders	$188.7	3.0%	$191.2	4.1%	$133.5	3.6%

1)	As adjusted for FSP APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion. See Note 2 of the Consolidated Financial Statements for additional information

2)	As adjusted for FASB SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements. See Note 2 of the Consolidated Financial Statements for additional information
Year Ended December 31, 2008 Compared with Year Ended December 31, 2007
The net income attributable to Company common shareholders was $188.7 million in 2008 compared to net income attributable to Company common shareholders of $191.2 million in 2007. Generally, the decrease in net income attributable to Company common shareholders is due to weak North America operating results and higher net interest expense due to the retrospective change in accounting method as a result of adopting FSP APB 14-1 related to the Company’s convertible debt instruments, particularly the full year impact of incremental noncash interest expense on the Company’s October 2007 $475.0 million convertible debt issuance, international working capital lines of credit supporting operations in the ROW segment and incremental borrowings in the Europe and North Africa segment related to the May 2008 acquisition of Enica Biskra. These decreases have been partially offset by the Company’s exposure to global infrastructure markets, the full year benefit of the acquisition of PDIC, the acquisition of Enica Biskra in May 2008 and favorable currency exchange translation. The net income attributable to Company common shareholders for 2008 included a pre-tax noncash interest charge of $36.0 million on the Company’s convertible debt instruments related to the retrospective change in accounting method as a result of adopting FSP APB 14-1, a pre-tax $32.0 million lower of cost or market charge related to raw material metal inventory, a pre-tax $2.4 million LIFO inventory quantity liquidation gain and a pre-tax $27.2 million charge related to foreign currency transaction adjustments resulting principally from the sudden devaluation of certain emerging market currencies in South America and Sub-Sahara Africa. In comparison, net income attributable to Company common shareholders for 2007 included a pre-tax noncash interest charge of $18.9 million on the Company’s convertible debt instruments related to the retrospective change in accounting method as a result of adopting FSP APB 14-1, a pre-tax $4.5 million lower of cost or market charge related to raw material metal inventory, a pre-tax $5.3 million benefit from the favorable resolution of customer project performance obligations, a $6.6 million pre-tax charge related to the write-off of certain telecommunication production equipment, a pre-tax $25.3 million loss on extinguishment of debt related to the tender offer on our $285 million 9.5% Senior Notes and a benefit of $5.7 million due to state deferred tax valuation allowance releases. Additionally, the 2007 net income attributable to Company common shareholders includes the benefit of two months of operations for the PDIC business acquired on October 31, 2007.
The retrospective change in accounting method is a result of adopting FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion, on January 1, 2009. As discussed in Note 2 and Note 9 to the consolidated financial statements, the Company has separately accounted for the liability and equity components of its convertible debt instruments, retrospectively, which results in the Company recognizing interest expense based on the nonconvertible debt borrowing rate.
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
Interest Expense
Net interest expense of $91.8 million in 2008 and $48.5 million in 2007 reflects the adoption of FSP APB 14-1, which as discussed in Note 2 and Note 9 of the consolidated financial statements was applied retrospectively. Incremental pre-tax noncash interest expense attributable to the adoption of FSP APB 14-1 was $36.0 million and $18.9 million for 2008 and 2007, respectively. The increase in interest expense is due to higher average debt levels in 2008 as compared to 2007, primarily related to the October 2007 issuance of the Company’s $475.0 million 1.00% Senior Convertible Notes to partially fund the PDIC acquisition, the addition of PDIC credit facilities supporting operations in the ROW segment and additional borrowings in Europe related to the May acquisition of Enica Biskra as well as increased borrowing on the Company’s Amended Credit Facility throughout the year. The Company also reported less interest income in 2008 as a result of using existing cash to partially fund the PDIC acquisition and lower interest rates earned on cash. These increases were partially offset by a year over year reduction in interest rates on the Company’s $125.0 million floating rate Senior Notes.
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
Tax Provision
The Company’s effective tax rate for 2008 and 2007 was 34.7% and 33.8%, respectively. The effective tax rates for 2008 and 2007 were impacted by the recognition of approximately $3.2 million and $12.2 million, respectively, of certain foreign and state deferred tax assets due to improved profitability in the relevant jurisdictions.
Preferred Stock Dividends
During 2008 and 2007, the Company accrued and paid $0.3 million in dividends on its Series A preferred stock.
Year Ended December 31, 2007 Compared with Year Ended December 31, 2006
The net income attributable to Company common shareholders was $191.2 million in 2007 compared to net income attributable to Company common shareholders of $133.5 million in 2006. The net income attributable to COMPANY common shareholders for 2007 included $18.9 million in pre-tax incremental noncash interest expense related to the retrospective change in accounting method on the Company’s convertible debt instruments, a $0.3 million dividend on the Series A preferred stock, a pre-tax $4.5 million lower of cost or market charge related to raw material inventory, a pre-tax $5.3 million benefit from the favorable resolution of customer project performance obligations, $2.0 million in additional compensation expense from adopting SFAS 123(R), a $6.6 million pre-tax charge related to the write-off of certain telecommunication production equipment, a pre-tax $25.3 million loss on extinguishment of debt related to the tender offer on our $285 million 9.5% Senior Notes and a benefit of $5.7 million due to state deferred tax valuation allowance releases. Additionally, the 2007 net income attributable to Company common shareholders includes the benefit of two months of operations for the PDIC business acquired on October 31, 2007.
The net income attributable to Company common shareholders for 2006 included $1.1 million in pre-tax incremental noncash net interest expense related to the retrospective change in accounting method for the Company’s convertible debt instruments, a $0.3 million dividend on the Series A preferred stock, $1.1 million in additional compensation expense from adopting SFAS 123(R), a pre-tax charge of $1.0 million to settle a patent dispute with a competitor and a benefit of $6.3 million due to deferred tax valuation allowance releases.
The retrospective change in accounting method is a result of adopting FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion, on January 1, 2009. As discussed in Note 2 and Note 9 to the consolidated financial statements, the Company has separately accounted for the liability and equity components of its convertible debt instruments, retrospectively, which results in the Company recognizing interest expense based on the nonconvertible debt borrowing rate.
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
Interest Expense
Net interest expense of $48.5 million in 2007 and $36.7 million in 2006 reflects the adoption of FSP APB 14-1, which as discussed in Note 2 and Note 9 of the consolidated financial statements was applied retrospectively to the Company’s convertible debt instruments. The increase is primarily due to the incremental pre-tax noncash interest expense attributable to the adoption of FSP APB 14-1 of $18.9 million and $1.1 million for 2007 and 2006, respectively. The increase reflects the full year effect of the Company’s November 2006 $355.0 million and the fourth quarter effect of October 2007 $475.0 million convertible debt issuances which have been partially offset by interest savings from the November 2006 pay down of the Company’s outstanding balance on its floating-rate Amended Credit Facility and lower interest rates resulting from the March 2007 Senior Notes refinancing (see Loss on Extinguishment of Debt discussion which follows).
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
Tax Provision
The Company’s effective tax rate for 2007 and 2006 was 33.8% and 32.8%, respectively. The effective tax rates for 2007 and 2006 were reduced by the release of approximately $12.2 million and $6.3 million, respectively, of certain foreign and state deferred tax asset valuation allowances as it became more likely than not that the deferred tax assets would be utilized in future years as a result of improved profitability in the relevant jurisdiction.

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
Summary of Cash Flows
Cash flow provided by operating activities in 2008 was $229.4 million. This reflects net income before depreciation and amortization, foreign currency exchange loss, deferred income taxes, excess tax benefit from stock based compensation and loss on the disposal of property of $329.6 million. Additionally, cash inflows resulted from decreases in accounts receivables and other assets of $26.7 million and $18.6 million, respectively, as well as a $32.0 million lower of cost or market raw material inventory charge and $36.0 million of pre-tax noncash interest expense related to the Company’s convertible debt instruments due to the adoption of FSP APB 14-1, as discussed in Note 2 and Note 9 of the consolidated financial statements. The decrease in accounts receivables is partly due to demand trends, which are discussed below related to inventory, and to a lesser extent global selling prices in response to lower raw material costs in the fourth quarter of the year. The Company believes that its accounts receivable balances are collectible and the Company has established appropriate procedures to facilitate collection. The decrease in other assets is primarily the result of changes in the fair market value of commodity and foreign currency derivative assets. The lower of cost or market provision was recorded for copper and aluminum raw material inventory in which the replacement costs at the end of the year were lower than the LIFO value of the acquired copper and aluminum raw material inventory. These positive cash flows have been partially offset by a $70.3 million increase in inventories and a $143.2 million decrease in accounts payable, accrued and other liabilities. The increase in inventory reflects weaker demand in Europe specifically related to the Spanish market as well as weaker markets in the ROW segment near the end of the year. The Company is adjusting its production in these regions in order to balance inventory quantities in 2009. The inventory increases above were offset by a reduction in North America where demand weakness began in late 2007 allowing elevated North America inventories to be reduced in 2008. The decrease in accounts payable, accrued and other liabilities was a result of declining manufacturing activity in the later half of the year due to the lower demand for certain products mentioned previously as well as metal price volatility experienced in the fourth quarter of 2008. More specifically, the Company liquidated certain fixed dollar denominated obligations in emerging markets to reduce the overall currency exposure that resulted in currency devaluation charges in the latter part of 2008.
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
Debt and Other Contractual Obligations
The Company’s outstanding debt obligations of $1,254.0 million as of December 31, 2008 consisted of $375.7 million of 1.00% Convertible Notes due in 2012 (net of debt discount of $99.3 million), $261.7 million of 0.875% Convertible Notes due in 2013 (net of debt discount of $93.3 million), $200.0 million of 7.125% Senior Notes due in 2017, $125.0 million of Senior Floating Rate Notes due in 2015, $64.1 million of Spanish Term Loans, $84.9 million Silec credit facilities, $71.5 million PDIC credit facilities, $2.3 million in capital leases and $68.8 million of various short and medium term loans. A separate description of our various borrowings, many of which are subject to certain collateral levels, is provided below and additional discussion is included at Note 9 to the Consolidated Financial Statements.
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
As a result of adopting FSP APB 14-1 on January 1, 2009, as discussed in Note 2 and 9 in the Company’s consolidated financial statements, the Company has separately accounted for the liability and equity components of the instrument, retrospectively, based on the Company’s nonconvertible debt borrowing rate on the instrument’s issuance date of 7.5%. At issuance, the liability and equity components were $348.2 million and $126.8 million, respectively. The equity component (debt discount) is being amortized to interest expense based on the effective interest method. The net book value as of December 31, 2008 was $375.7 million (net of debt discount of $99.3 million). The estimated fair value of the 1.00% Senior Convertible Notes was approximately $285.0 million at December 31, 2008.
The Company’s 0.875% Convertible Notes were issued in November of 2006 in the amount of $355.0 million, pursuant to the Company’s effective Registration Statement on Form S-3. The 0.875% Convertible Notes bear interest at a fixed rate of 0.875%, payable semi-annually in arrears, and mature in 2013. The 0.875% Convertible Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company’s wholly-owned U.S. subsidiaries. As a result of exceeding certain stock price thresholds the Company classified the $246.5 million (net of debt discount of $108.5 million) as a current liability as of December 31, 2007.
As a result of adopting FSP APB 14-1 on January 1, 2009, as discussed in Note 2 and 9 in the Company’s consolidated financial statements, the Company has separately accounted for the liability and equity components of the instrument, retrospectively, based on the Company’s nonconvertible debt borrowing rate on the instrument’s issuance date of 7.35%. At issuance, the liability and equity components were $230.9 million and $124.1 million, respectively. The equity component (debt discount) is being amortized to interest expense based on the effective interest method. The net book value as of December 31, 2008 was $261.7 million (net of debt discount of $93.3 million). The estimated fair value of the 0.875% Convertible Notes was approximately $184.6 million at December 31, 2008.
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
The Company anticipates being able to meet its obligations as they come due based on historical experience and the expected availability of funds under its current credit facilities. The Company’s contractual obligations and commercial commitments as of December 31, 2008 (in millions of dollars) are summarized below:

	Payments Due by Period
		Less than	1 – 3	4 – 5	After 5
	Total	1 Year	Years	Years	Years
Contractual obligations(1):
Total debt (excluding capital leases) (6)	$1,251.7	$229.4	$30.4	$657.9	$334.0
Convertible debt at maturity(6,7)	192.6	—	—	192.6	—
Capital leases	2.3	1.1	1.2	—	—
Interest payments on 7.125% Senior Notes	149.6	14.2	28.5	28.5	78.4
Interest payments on Senior Floating Rate Notes	54.8	7.8	15.7	15.7	15.6
Interest payments on 0.875% Convertible Notes	20.2	3.1	6.2	6.2	4.7
Interest payments on 1.00% Senior Convertible Notes	23.8	4.8	9.5	9.5	—
Interest payments on Spanish term loans	14.0	2.8	5.6	5.6	—
Operating leases(2)	41.8	16.4	15.5	4.9	5.0
Preferred stock dividend payments	2.1	0.3	0.6	0.6	0.6
Defined benefit pension obligations(3)	9.3	9.3	—	—	—
Postretirement benefits	9.9	1.4	2.7	2.1	3.7
Interest rate swap agreements(4)	74.6	—	9.0	65.6	—
Commodity futures and forward pricing agreements(4)	288.6	234.0	54.6	—	—
Foreign currency contracts(4)	438.3	318.5	119.8	—	—
FIN 48 obligation, including interest and penalties(5)	—	—	—	—	—

Total	$2,573.6	$843.1	$299.3	$989.2	$442.0

1)	This table does not include interest payments on General Cable’s revolving credit facilities because the future amounts are based on variable interest rates and the amount of the borrowings under the Amended Credit Facility and Spanish Credit Facility fluctuate depending upon the Company’s working capital requirements.

2)	Operating lease commitments are described under “Off Balance Sheet Assets and Obligations.”

3)	Defined benefit pension obligations reflect the Company’s estimates of contributions that will be required in 2009 to meet current law minimum funding requirements. Amounts beyond one year have not been provided because they are not determinable.

4)	Information on these items is provided under Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

5)	FIN 48 obligations of $73.8 million have not been reflected in the above table due to the inherent uncertainty as to the amount and timing of settlement, which is contingent upon the occurrence of possible future events, such as examinations and determinations by various tax authorities.

6)	As adjusted for FSP APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion. See Note 2 of the Consolidated Financial Statements for additional information

7)	Represents the current debt discount on the Company’s 1.00% Senior Convertible Notes and the 0.875% Convertible Notes as a result of adopting FSP APB 14-1. See Note 2 of the Consolidated Financial Statements for additional information.
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
In connection with the preparation of this Annual Report on Form 10-K/A, as of December 31, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such item is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). In connection with the preparation of this Annual Report on Form 10-K/A, as of December 31, 2008, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this process, management concluded that internal control over financial reporting was effective as of December 31, 2008. Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include an assessment of certain elements of internal control over financial reporting of Enica Biskra acquired on May 21, 2008 and PDP acquired on June 30, 2008, which are included in the consolidated financial statements of the Company for the year ended December 31, 2008.
Changes in Internal Control over Financial Reporting
There have been no other changes in the Company’s internal control over financial reporting, as such item is defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f), during the most recently completed fiscal quarter ended December 31, 2008, that have materially affected, or are reasonable likely to materially affect the Company’s internal control over financial reporting.
Deloitte & Touche LLP, an independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K/A, has issued an attestation report on Company’s internal control over financial reporting.

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
The Company has adopted a Code of Business Conduct and Ethics that applies to its directors, officers (including the Company’s principal executive officer, principal financial officer and principal accounting officer) and employees. The Company has also adopted Corporate Governance Principles and Guidelines, an Audit Committee Charter, a Compensation Committee Charter and a Corporate Governance Committee Charter (collectively “Charters”). Copies of the Code of Business Conduct and Ethics, Corporate Governance Principles and Guidelines and each of the Charters are available on the Company’s website, www.generalcable.com, and may be found under the “Investor Information” section by clicking on “Corporate Governance”. Any of the foregoing documents is also available in print to any shareholders who request the documents. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Ethics by posting such information on our website at the location specified above.
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
II. Valuation and Qualifying Accounts Page 113

All other schedules for which provisions are made in the applicable regulation of the Securities and Exchange Commission have been omitted as they are not applicable, not required, or the required information is included in the Consolidated Financial Statements or Notes thereto.
3.	The exhibits listed on the accompanying Exhibit Index are filed herewith or incorporated herein by reference.
Documents indicated by an asterisk (*) are filed herewith; documents indicated by a double asterisk (**) identify each management contract or compensatory plan. Documents not indicated by an asterisk are incorporated by reference to the document indicated. The warranties, representations and covenants contained in any of the agreements included herein or which appear as exhibits hereto (or as exhibits, schedules, annexes or other attachments thereto) should not be relied upon by buyers, sellers or holders of the Company’s securities and are not intended as warranties, representations or covenants to any individual or entity except as specifically set forth in such agreement.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Cable Corporation
Signed: November 16, 2009	By:	/s/ GREGORY B. KENNY
Gregory B. Kenny
President and Chief Executive Officer

Exhibit Index

Exhibit
Number	Description
2.1	Share Purchase Agreement among Grupo General Cable Sistemas, S.A., Safran SA, and Sagem Communications, dated November 18, 2005 (incorporated by reference to exhibit 99.2 to the Form 8-K Current Report as filed on December 22, 2005).

2.2	Stock Purchase Agreement, dated as of September 12, 2007, by and among Freeport-McMoRan Copper & Gold Inc., Phelps Dodge Corporation, Phelps Dodge Industries, Inc., Habirshaw Cable and Wire Corporation and General Cable Corporation (incorporated by reference to Exhibit 2.1 to the form 8-K as filed on September 12, 2007).

2.2.1	Letter Agreement, dated October 29, 2007, to the Stock Purchase Agreement, dated as of September 12, 2007, by and among Freeport-McMoRan Cooper & Gold Inc., Phelps Dodge Corporation, Phelps Dodge Industries, Inc., Habirshaw Cable and Wire Corporation and General Cable Corporation. (incorporated by reference to Exhibit 10.109 of the Quarterly Report on Form 10-Q for the quarter ended September 28, 2007).

3.1	Amended and Restated Certificate of Incorporation of the Company was filed as Exhibit 3.1 to Post-Effective Amendment No. 1 to Form S-4 (File No. 333-143017). Note: The certificate was amended in May 2007.

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K as filed on July 25, 2007).

3.3	Amended and Restated By-Laws of the Company (incorporated by reference to the Form 8-K as filed on December 18, 2008).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (File No. 333-162688) of the Company filed with the Securities and Exchange Commission on October 27, 2009).

4.2	Certificate of Designations (incorporated by reference to Exhibit 4.1 to the Form 8-K filed December 12, 2003).

4.3	Indenture among the Company, certain guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed December 12, 2003).

4.4	Registration Rights Agreement among the Company and the Initial Purchasers relating to the Series A Redeemable Convertible Preferred Stock (incorporated by reference to Exhibit 4.3 to the Form 8-K filed December 12, 2003).

4.5	Registration Rights Agreement among the Company, certain guarantors and the Initial Purchasers relating to the Notes (incorporated by reference to Exhibit 4.4 to the Form 8-K filed December 12, 2003).

4.6	Indenture for the $315.0 million 0.875% Senior Convertible Notes Due 2013 dated November 9, 2006 (incorporated by reference to Exhibit 4.1 to the Form 8-K Current Report as filed on November 16, 2006).

4.7	Supplemental Indenture dated as of March 15, 2007, among the Company, certain guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K Current Report as filed on March 15, 2007).

4.8	Indenture dated as of March 21, 2007, among the Company, certain guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K Current Report as filed on March 21, 2007).

4.9	Indenture for the $475.0 million 1.00% Senior Convertible Notes Due 2012, dated October 2, 2007, by and among General Cable Corporation, the subsidiary guarantors named therein, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K as filed on October 2, 2007).

4.10	Registration Rights Agreement dated March 21, 2007, among the Company, certain guarantors and Goldman, Sachs & Co., as representative of the several purchasers named in Schedule I to the Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K Current Report as filed on March 21, 2007).

4.11	Registration Rights Agreement, dated as of October 2, 2007, by and among General Cable Corporation, the subsidiary guarantors named therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed October 2, 2007).

4.12	Second Supplemental Indenture, among the Company, the Additional Guarantor, the other Guarantors and the Trustee (incorporated by reference to Exhibits 4.1, 4.2, 4.3 to Form 8-K as filed on April 18, 2008).

10.2**	General Cable Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Form S-1 (File No. 333-22961 of the Company filed with the Securities and Exchange Commission on March 7, 1997, as amended (the “Initial S-1)).

10.2.1**	General Cable Corporation 1997 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1997).

10.2.2**	Form of Grant Agreement pursuant to the General Cable Corporation 1997 Stock Incentive Plan (incorporated by reference to exhibit 10.67 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarter ended October 1, 2004).

10.3**	General Cable Corporation 1998 Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1997).

10.4**	General Cable Corporation 2000 Stock Option Plan (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2000).

10.4.1**	General Cable Corporation 2000 Stock Option Plan, amended and restated as of July 30, 2002 (incorporated by reference to exhibit 10.55 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2002).

10.4.2**	Form of Grant Agreement pursuant to the General Cable Corporation 2000 Stock Option Plan (incorporated by reference to exhibit 10.68 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarter ended October 1, 2004).

10.5**	Employment Agreement dated May 13, 1997, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.6 to the Initial S-1).

10.5.1**	Amendment dated March 16, 1998 to Employment Agreement dated May 13, 1997, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1997).

10.5.2**	Change-in-Control Agreement dated May 13, 1997, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.10 to the Initial S-1).

10.5.3**	Employment Agreement dated October 18, 1999, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

Exhibit
Number	Description
10.5.4**	Change-in-Control Agreement dated October 18, 1999 between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.26 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.5.5**	Amended and Restated Employment Agreement dated April 28, 2000, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.34 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.5.6**	Amended and Restated Change-in-Control Agreement dated April 28, 2000 between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.38 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period end March 31, 2000).

10.5.7**	Amendment dated August 6, 2001, to Employment Agreement between Gregory B. Kenny and General Cable Corporation (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 2001).

10.5.8**	Amendment dated August 6, 2001, to Change-in-Control Agreement between Gregory B. Kenny and General Cable Corporation (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 2001).

10.5.9**	Amendment No. 2 dated July 11, 2003 to Employment Agreement dated April 28, 2000 between Gregory B. Kenny and the Company (incorporated by reference to exhibit 10.56 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended June 30, 2003).

10.5.10**	Assignment Agreement dated June 9, 2003 by Gregory B. Kenny to General Cable Corporation (incorporated by reference to exhibit 10.59 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2003).

10.5.11**	Salary Adjustment for Chief Executive Officer dated January 26, 2005 (incorporated by reference to exhibit 99 to the Form 8-K Current Report as filed on February 1, 2005).

10.5.12**	Salary Adjustment for Chief Executive Officer dated February 7, 2006 (incorporated by reference to the Form 8-K Current Report as filed on February 7, 2006).

10.5.13**	Gregory B. Kenny Amended and Restated Employment agreement termed Termination Agreement, dated December 19, 2007 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 18, 2007).

10.6**	Employment Agreement dated May 13, 1997, between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.10 to the Initial S-1).

10.6.1**	Change-in-Control Agreement dated May 13, 1997, between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.12 to the Initial S-1).

10.6.2**	Employment Agreement dated October 18, 1999, between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.6.3**	Change-in-Control Agreement dated October 18, 1999 between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.6.4**	Amended and Restated Employment Agreement dated April 28, 2000, between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.36 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.6.5**	Amended and Restated Change-in-Control Agreement dated April 28, 2000 between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.40 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.6.6**	Amendment No. 1 dated July 11, 2003 to Employment Agreement dated April 28, 2000 between Robert J. Siverd and the Company (incorporated by reference to exhibit 10.58 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended June 30, 2003).

10.6.7**	Assignment Agreement dated June 9, 2003 by Robert J. Siverd to General Cable Corporation (incorporated by reference to exhibit 10.61 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2003).

10.6.8**	Robert J. Siverd Amended and Restated Employment agreement termed Termination Agreement dated December 19, 2007 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on December 18, 2007).

10.7.**	Letter of understanding with Brian J. Robinson as Senior Vice President, Chief Financial Officer and Treasurer dated December 22, 2006 (incorporated by reference to exhibits 99.1 and 99.2 to the Form 8-K Current Report as filed on December 22, 2006).

10.7.1**	Brian J. Robinson Novation Agreement dated December 19, 2007 (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on December 18, 2007).

10.8**	General Cable Corporation Deferred Compensation Plan dated April 1, 1996 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1998).

10.8.1**	Amended and Restated General Cable Corporation Deferred Compensation Plan dated December 14, 1998 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1998).

10.8.2**	General Cable Corporation Deferred Compensation Plan (Amended and Restated Effective January 1, 2008) (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 15, 2007).

10.8.3**	Fourth Amendment to the General Cable Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Form 8-K as filed on June 27, 2007).

10.8.4**	Registration Statement of additional Common Stock shares under the Deferred Compensation Plan (incorporated by reference to Form S-8 filed on June 30, 2008)

10.9*(†)	Third Amended and Restated Credit Agreement, dated October 31, 2007, by and among GCI, as Borrower, the Company and those certain other subsidiaries of the Company party thereto, as Guarantors, the Issuing Banks, the Lenders and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent for the Lenders, Collateral Agent and Security Trustee

Exhibit
Number	Description
10.10	Master Agreement confirming the initiation of a $75.0 million cross currency and interest rate swap between General Cable Corporation and Merrill Lynch Capital Services, Inc., dated October 13, 2005 (incorporated by reference to exhibit 10.65 to the Annual Report on Form 10-K/A of General Cable Corporation for the year ended December 31, 2005).

10.11	Master Agreement confirming the initiation of a $75.0 million cross currency and interest rate swap between General Cable Corporation and Bank of America, N.A., dated October 13, 2005 (incorporated by reference to exhibit 10.65 to the Annual Report on Form 10-K/A of General Cable Corporation for the year ended December 31, 2005).

10.12	Form of Intercompany Agreement among Wassall PLC, Netherlands Cable V.B. and the Company (incorporated by reference to Exhibit 10.14 to the Initial S-1).

10.13	Stock Purchase Agreement dated May 13, 1997, among Wassall PLC, General Cable Industries Inc. and the Company (incorporated by reference to Exhibit 10.15 to the Initial S-1).

10.14**	BICCGeneral Supplemental Executive Retirement Plan dated December 15, 1999 (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1999).

10.15**	BICCGeneral Mid-Term Incentive Plan dated February 1, 2000 (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1999).

10.16	Share Purchase Agreement between General Cable Corporation and Pirelli Cavi e Sistemi S.p.A. dated February 9, 2000 (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1999).

10.17**	Amended and Restated Employment Agreement dated April 28, 2000, between Stephen Rabinowitz and the Company (incorporated by reference to Exhibit 10.33 to the Quarterly report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.18**	Term Sheet dated August 7, 2001, for Retirement and Termination of Employment Agreement dated October 18, 1999, as Amended, between General Cable Corporation and Stephen Rabinowitz (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 2001).

10.19	Asset Purchase Agreement between Southwire Company and General Cable Industries, Inc. and General Cable Corporation dated September 5, 2001 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period end September 30, 2001).

10.20	Receivables Sale Agreement, dated as of May 9, 2001, between General Cable Industries, Inc. and General Cable Capital Funding, Inc. (incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2001).

10.21	Trust Termination Agreement for General Cable 2001 Master Trust dated November 24, 2003 (incorporated by reference to exhibit 10.62 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2003).

10.22	Corporate Governance Principles and Guidelines dated January 2004 (incorporated by reference to exhibit 10.65 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2003).

10.23**	Director Compensation Program modification dated January 26, 2005 (incorporated by reference to exhibit 99 to the Form 8-K Current Report as filed on February 1, 2005).

10.24**	Salary Adjustment for Chief Financial Officer and for Executive Vice President, General Counsel and Secretary dated February 18, 2005 (incorporated by reference to exhibit 99 to the Form 8-K Current Report as filed on February 22, 2005).

10.25**	General Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to exhibit 10.1 to the Form 8-K Current Report as filed on May 16, 2005).

10.26**	Incentive Stock Option Agreement (incorporated by reference to exhibit 10.2 to the Form 8-K Current Report as filed on May 16, 2005).

10.27**	Nonqualified Stock Option Agreement (incorporated by reference to exhibit 10.3 to the Form 8-K Current Report as filed on May 16, 2005).

10.28**	Restricted Stock Agreement (incorporated by reference to exhibit 10.4 to the Form 8-K Current Report as filed on May 16, 2005).

10.29**	Stock Unit Agreement (incorporated by reference to exhibit 10.5 to the Form 8-K Current Report as filed on May 16, 2005).

10.30**	Salary Adjustment for Executive Vice President, General Counsel and Secretary dated February 23, 2006 (incorporated by reference to the Form 8-K Current Report as filed on February 23, 2006).

10.31**	Separation Agreement and General Release of Claims and Amendment to Separation Agreement and General Release of Claims between General Cable Corporation and its Chief Financial Officer dated May 30, 2006 (incorporated by reference to exhibit 99.1 to the Form 8-K Current Report as filed on June 2, 2006).

10.32	Agreement for Convertible Note Hedges dated November 9, 2006, between the Company and Merrill Lynch, Pierce, Fenner & Smith Inc. (incorporated by reference to exhibit 10.1 to the Form 8-K as filed on November 16, 2006).

10.33	Agreement for Convertible Note Hedges dated November 9, 2006 between the Company and Credit Suisse Securities (USA) LLC (incorporated by reference to exhibit 10.2 to the Form 8-K as filed on November 16, 2006).

10.34	Agreement for Convertible Note Hedges dated November 9, 2006 between the Company and Wachovia (incorporated by reference to exhibit 10.3 to the Form 8-K as filed on November 16, 2006).

10.35	Agreement for Warrant Transactions dated November 9, 2006 between the Company and Merrill Lynch, Pierce, Fenner & Smith Inc. (incorporated by reference to exhibit 10.4 to the Form 8-K as filed on November 16, 2006).

10.36	Agreement for Warrant Transactions dated November 9, 2006 between the Company and Credit Suisse Securities (USA) LLC (incorporated by reference to exhibit 10.5 to the Form 8-K as filed on November 16, 2006).

10.37	Agreement for Warrant Transactions dated November 9, 2006 between the Company and Wachovia (incorporated by reference to exhibit 10.6 to the Form 8-K as filed on November 16, 2006).

10.38	Agreement for Convertible Note Hedges dated November 15, 2006 between the Company and Merrill Lynch, Pierce, Fenner & Smith Inc. (incorporated by reference to exhibit 10.7 to the Form 8-K as filed on November 16, 2006).

Exhibit
Number	Description
10.39	Agreement for Convertible Note Hedges dated November 15, 2006 between the Company and Credit Suisse Securities (USA) LLC (incorporated by reference to exhibit 10.8 to the Form 8-K as filed on November 16, 2006).

10.40	Agreement for Convertible Note Hedges dated November 15, 2006 between the Company and Wachovia (incorporated by reference to exhibit 10.9 to the Form 8-K as filed on November 16, 2006).

10.41	Agreement for Warrant Transactions dated November 15, 2006 between the Company and Merrill Lynch, Pierce, Fenner & Smith Inc. (incorporated by reference to exhibit 10.10 to the Form 8-K as filed on November 16, 2006).

10.42	Agreement for Warrant Transactions dated November 15, 2006 between the Company and Credit Suisse Securities (USA) LLC (incorporated by reference to exhibit 10.11 to the Form 8-K as filed on November 16, 2006).

10.43	Agreement for Warrant Transactions dated November 15, 2006 between the Company and Wachovia (incorporated by reference to exhibit 10.12 to the Form 8-K as filed on November 16, 2006).

10.44**	Salary Adjustment for President and Chief Executive Officer and Executive Vice President, General Counsel and Secretary dated February 14, 2007 (incorporated by reference to the Form 8-K Current Report as filed on February 16, 2007).

10.45	Purchase Agreement dated as of March 15, 2007, among the Company, certain guarantors and Goldman, Sachs & Co., as representative of the several purchasers named in Schedule I to the Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K Current Report as filed on March 21, 2007).

10.46**	Amendment to the Supplemental Executive Retirement Plan of General Cable Corporation (incorporated by reference to Exhibit 10.1 to the Form 8-K as filed on June 27, 2007).

10.47**	General Cable Corporation Executive Officer Severance Benefit Plan effective January 1, 2008 (Incorporated by reference to Exhibit 10.4 to Form 8-K filed on December 18, 2007).

10.48**	Separation Agreement and Addendum, Departure of Principal Officer (incorporated by reference to Current Report on Form 8-K as filed on July 24, 2008)

10.49	Joinder Agreement, between the Additional Guarantor and GE Financial (incorporated by reference to Exhibit 10.1 to Form 8-K as filed on April 18, 2008).

10.50	Pro forma financial information and PDIC audited financial statements are incorporated by reference to Current Report on Form 8-K on November 1, 2007, amended on January 14, 2008 and April 18, 2008

10.51**	Salary Adjustment for President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Treasurer and Executive Vice President, General Counsel and Secretary dated February 5, 2008 (incorporated by reference to the Form 8-K Current Report as filed on February 5, 2008)

10.52	General Cable adopted a written trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended. The Company implemented this written trading plan in connection with its share repurchase program, which was authorized by the Company’s Board of Directors and announced on October 29, 2008 (incorporated by reference to the Current Report on Form 8-K as filed on October 29, 2008 and November 26, 2008).

12.1*	Computation of Ratio of Earnings to Fixed Charges.

14.0	Code of Business Conduct and Ethics — available on the Company’s website at www.generalcable.com

21.1*	List of Subsidiaries of General Cable.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d) — 14.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d) — 14.

32.1*	Certification pursuant to 18 U.S.C. §1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

(†)	Certain confidential portions of this agreement have been omitted pursuant to a confidential treatment request filed separately with the Commission on or about November 17, 2009.

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
As disclosed in Note 2 to the consolidated financial statements, the consolidated financial statements have been adjusted for the retrospective application of Financial Accounting Standards Board (FASB) Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement), FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, and Statement of Financial Accounting Standards (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements, which became effective January 1, 2009. Additionally, as disclosed in Note 2, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109, on January 1, 2007, and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R), on December 31, 2006.
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
/s/ Deloitte & Touche LLP
Cincinnati, Ohio
March 2, 2009 (August 12, 2009 as to the effects of the retrospective adjustments disclosed in Note 2)

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(in millions, except per share data)

	Year Ended December 31,
	As Adjusted	As Adjusted	As Adjusted
	2008(1,2)	2007(1,2)	2006(1)
Net sales	$6,230.1	$4,614.8	$3,665.1
Cost of sales	5,427.7	3,952.1	3,194.1

Gross profit	802.4	662.7	471.0

Selling, general and administrative expenses	381.0	296.6	235.1

Operating income	421.4	366.1	235.9

Other expense	(27.2)	(3.4)	(0.1)

Interest income (expense):
Interest expense	(104.1)	(67.3)	(41.1)
Interest income	12.3	18.8	4.4
Loss on extinguishment of debt	—	(25.3)	—

	(91.8)	(73.8)	(36.7)

Income before income taxes	302.4	288.9	199.1
Income tax provision	(104.9)	(97.6)	(65.3)
Equity in net earnings of affiliated companies	4.6	0.4	—

Net income including noncontrolling interest	202.1	191.7	133.8

Less: preferred stock dividends	(0.3)	(0.3)	(0.3)
Less: net income attributable to noncontrolling interest	(13.1)	(0.2)	—

Net income attributable to Company common shareholders	$188.7	$191.2	$133.5

EPS
Earnings per common share-basic (3)	$3.59	$3.66	$2.62

Weighted average common shares-basic (3)	52.6	52.2	51.0

Earnings per common share-assuming dilution	$3.54	$3.51	$2.57

Weighted average common shares-assuming dilution	53.4	54.6	52.0

1)	As adjusted for FSP APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion. See Note 2 of the Consolidated Financial Statements for additional information

2)	As adjusted for SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements. See Note 2 of the Consolidated Financial Statements for additional information

3)	As adjusted for FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. See Note 2 of the Consolidated Financial Statements for additional information.
See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except share data)

	December 31,
	As Adjusted	As Adjusted
	2008(1,2)	2007(1,2)
Assets
Current Assets:
Cash and cash equivalents	$282.6	$325.7
Receivables, net of allowances of $19.3 million in 2008 and $17.9 million in 2007	1,032.0	1,121.4
Inventories	953.2	928.8
Deferred income taxes	132.3	123.6
Prepaid expenses and other	71.5	66.3

Total current assets	2,471.6	2,565.8

Property, plant and equipment, net	880.9	738.8
Deferred income taxes	56.0	22.0
Goodwill	171.9	116.1
Intangible assets, net	201.8	236.7
Unconsolidated affiliated companies	7.5	29.5
Other non-current assets	46.7	56.7

Total assets	$3,836.4	$3,765.6

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$757.2	$937.3
Accrued liabilities	423.3	397.3
Current portion of long-term debt	230.5	392.4

Total current liabilities	1,411.0	1,727.0

Long-term debt	1,023.5	776.5
Deferred income taxes	133.6	140.7
Other liabilities	276.2	190.0

Total liabilities	2,844.3	2,834.2

Commitments and Contingencies

Shareholders’ Equity:
Redeemable convertible preferred stock, at redemption value (liquidation preference of $50.00 per share):
Shares outstanding — 76,233 in 2008 and 101,940 in 2007	3.8	5.1
Common stock, $0.01 par value, issued and outstanding shares:
2008 — 51,775,200 (net of 6,177,498 treasury shares)
2007 — 52,430,149 (net of 5,121,841 treasury shares)	0.6	0.6
Additional paid-in capital	486.6	466.2
Treasury stock	(71.9)	(60.3)
Retained earnings	597.9	409.8
Accumulated other comprehensive income (loss)	(146.0)	51.2

Total Company shareholders’ equity	871.0	872.6
Noncontrolling interest	121.1	58.8

Total equity	992.1	931.4

Total liabilities and shareholders’ equity	$3,836.4	$3,765.6

1)	As adjusted for FSP APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion. See Note 2 of the Consolidated Financial Statements for additional information

2)	As adjusted for SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements. See Note 2 of the Consolidated Financial Statements for additional information
See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	As Adjusted	As Adjusted	As Adjusted
	2008(1,2)	2007(1,2)	2006(1)
Cash flows of operating activities:
Net income including noncontrolling interest	$202.1	$191.7	$133.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97.3	63.5	50.9
Foreign currency exchange loss	27.2	3.4	0.1
Loss on extinguishment of debt	—	25.3	—
Inventory impairment charges	32.0	—	—
Convertible debt instruments noncash interest charges	36.0	18.9	1.1
Deferred income taxes	3.5	(13.4)	5.1
Excess tax benefits from stock-based compensation	(6.1)	(11.1)	(19.0)
Loss on disposal of property	5.6	8.8	2.5
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in receivables	26.7	(6.5)	(94.7)
Increase in inventories	(70.3)	(13.5)	(142.4)
(Increase) decrease in other assets	18.6	(1.4)	0.5
Increase (decrease) in accounts payable, accrued and other liabilities	(143.2)	(34.0)	156.1

Net cash flows of operating activities	229.4	231.7	94.0

Cash flows of investing activities:
Capital expenditures	(217.8)	(153.6)	(71.1)
Proceeds from properties sold	6.2	1.1	0.8
Proceeds from acquisition including cash acquired	—	28.0	—
Acquisitions, net of cash acquired	(50.3)	(634.8)	(26.9)
Other	(1.4)	(0.5)	1.4

Net cash flows of investing activities	(263.3)	(759.8)	(95.8)

Cash flows of financing activities:
Preferred stock dividends paid	(0.3)	(0.3)	(0.3)
Settlement of net investment hedge	—	(30.5)
Excess tax benefits from stock-based compensation	6.1	11.1	19.0
Proceeds from revolving credit borrowings	124.7	100.0	264.1
Repayments of revolving credit borrowings	(184.7)	(40.0)	(379.2)
Proceeds of other debt	93.3	7.3	6.9
Issuance of long-term debt	—	800.0	355.0
Payment of deferred financing fees	—	(19.0)	(9.4)
Settlement of long-term debt	—	(305.5)	—
Purchase of note hedges	—	—	(124.5)
Proceeds from issuance of warrants	—	—	80.4
Purchase of treasury shares	(11.7)	—	—
Proceeds from exercise of stock options	2.2	5.0	22.7

Net cash flows of financing activities	29.6	528.1	234.7

Effect of exchange rate changes on cash and cash equivalents	(38.8)	15.2	5.4

Decrease in cash and cash equivalents	(43.1)	15.2	238.3
Cash and cash equivalents — beginning of period	325.7	310.5	72.2

Cash and cash equivalents — end of period	$282.6	$325.7	$310.5

Supplemental Information
Cash paid during the period for:
Income tax payments	$84.8	$98.8	$46.3

Interest paid	$47.5	$51.7	$36.7

Non-cash investing and financing activities:
Issuance of nonvested shares	$4.5	$10.5	$6.4

1)	As adjusted for FSP APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion. See Note 2 of the Consolidated Financial Statements for additional information

2)	As adjusted for SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements. See Note 2 of the Consolidated Financial Statements for additional information
See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(dollars in millions, share amounts in thousands)

		General Cable shareholders’ equity
									Accumulated
		Preferred		Common		Add’l			Other	Other
	Total	Stock		Stock		Paid in	Treasury	Retained	Comprehensive	Shareholders’	Total GCC	Noncontrolling
	Equity	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Income/(Loss)	Equity	Equity	Interest (2)
Balance, December 31, 2005	$293.3	130	$6.5	49,520	$0.5	$246.3	$(52.2)	$103.8	$(6.8)	$(4.8)	$293.3	$—
Comprehensive income:
Net income including noncontrolling interest	133.8							133.8			133.8
Foreign currency translation adj.	30.6								30.6		30.6
Pension adjustments, net of $3.5 million tax expense	6.4								6.4		6.4
Unrealized investment gain	2.9								2.9		2.9
Loss on change in fair value of financial instruments, net of $16.7 million tax benefit	(28.7)								(28.7)		(28.7)

Comprehensive income	145.0										145.0
Adoption of SFAS 158, net of $3.8 million tax benefit	(7.0)								(7.0)		(7.0)
Preferred stock dividend	(0.3)							(0.3)			(0.3)
Adoption of FSP APB 14-1 (1)	121.0					121.0					121.0
Note hedge transaction	(124.5)					(124.5)					(124.5)
Issuance of warrants	80.4					80.4					80.4
Reclass of unearned stock compensation	—					(4.8)				4.8	—
Issuance of nonvested shares	—			213							—
Stock option and RSU expense	1.1					1.1					1.1
Exercise of stock options	22.7			2,120	0.1	22.6					22.7
Treasury shares related to nonvested stock vesting	(0.8)			(30)			(0.8)				(0.8)
Amortization of nonvested shares	3.8					3.8					3.8
Excess tax benefits from stock-based compensation	19.0					19.0					19.0
Conversion of preferred stock	—	(28)	(1.4)	140		1.4					—
Other	0.2	—	—	39	—	0.2	—	—	—	—	0.2

Balance, December 31, 2006	$553.9	102	$5.1	52,002	$0.6	$366.5	$(53.0)	$237.3	$(2.6)	$—	$553.9	$—
Comprehensive income:
Net income including noncontrolling interest	191.7							191.5			191.5	0.2
Foreign currency translation adj.	51.3								64.6		64.6	(13.3)
Defined benefit plans adjustments, net of $0.1 million tax expense	4.8								4.8		4.8	—
Unrealized investment gain, net of $0.3 million tax expense	0.8								0.8		0.8	—
Loss on change in fair value of financial instruments, net of $16.5 million tax benefit	(19.0)								(16.3)		(16.3)	(2.7)

Comprehensive income	229.6										245.4	(15.8)
Acquisition and divestiture	74.6											74.6
Preferred stock dividend	(0.3)							(0.3)			(0.3)
Adoption of FSP APB 14-1 (1)	77.2					77.2					77.2
Issuance of nonvested shares				143							—
Stock option and RSU expense	2.5					2.5					2.5
Exercise of stock options	5.0			405		5.0					5.0
Treasury shares related to nonvested stock vesting	(4.3)			(83)			(4.3)				(4.3)
Amortization of nonvested shares	3.8					3.8					3.8
Excess tax benefits from stock-based compensation	11.0					11.0					11.0
Fin 48 adoption	(18.8)							(18.8)			(18.8)
Other	(2.8)	—	—	(37)	—	0.2	(3.0)	0.1	(0.1)	—	(2.8)

Balance, December 31, 2007	$931.4	102	$5.1	52,430	$0.6	$466.2	$(60.3)	$409.8	$51.2	$—	$872.6	$58.8
Comprehensive income:
Net income including noncontrolling interest	202.1							189.0			189.0	13.1
Foreign currency translation adj.	(122.8)								(128.2)		(128.2)	5.4
Defined benefit plans adjustments, net of $18.2 million tax expense	(29.5)								(29.5)		(29.5)	—
Unrealized investment gain, net of $1.0 million tax expense	(5.8)								(5.8)		(5.8)	—
Loss on change in fair value of financial instruments, net of $24.9 million tax benefit	(34.3)								(33.7)		(33.7)	(0.6)

Comprehensive income	9.7										(8.2)	17.9
Acquisition and divestiture	44.4											44.4
Preferred stock dividend	(0.3)							(0.3)			(0.3)
Issuance of nonvested shares				32
Stock option and RSU expense	6.0					6.0					6.0
Exercise of stock options	2.4			232		2.4					2.4
Treasury shares related to nonvested stock vesting	(1.8)			(31)			(1.8)				(1.8)
Amortization of nonvested shares	4.2					4.2					4.2
Excess tax benefits from stock-based compensation	6.1					6.1					6.1
Conversion of preferred stock	—	(26)	(1.3)	129		1.3					—
Purchase treasury shares	(11.7)			(1,000)			(11.7)				(11.7)
Other	1.7			(18)		0.4	1.9	(0.6)			1.7

Balance, December 31, 2008	$992.1	76	$3.8	51,774	$0.6	$486.6	$(71.9)	$597.9	$(146.0)	$—	$871.0	$121.1

1)	As adjusted for FSP APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion. See Note 2 of the Consolidated Financial Statements

2)	As adjusted for SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements. See Note 2 of the Consolidated Financial Statements
See accompanying Notes to Consolidated Financial Statements

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
The Company records a valuation allowance to reduce deferred tax assets to the amount that it believes is more likely than not to be realized. The valuation of the deferred tax asset is dependent on, among other things, the ability of the Company to generate a sufficient level of future taxable income. In estimating future taxable income, the Company has considered both positive and negative evidence, such as historical and forecasted results of operations, including prior losses, and has considered the implementation of prudent and feasible tax planning strategies. At December 31, 2008, the Company had recorded a net deferred tax asset of $47.1 million ($124.7 million net current deferred tax asset less $77.6 million net long term deferred tax liability). The Company has and will continue to review on a quarterly basis its assumptions and tax planning strategies, and, if the amount of the estimated realizable net deferred tax asset is less than the amount currently on the balance sheet, the Company would reduce its deferred tax asset, recognizing a non-cash charge against reported earnings.

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
Adoption of new accounting standards
As discussed below, certain prior year amounts have been retrospectively adjusted to comply with FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, SFAS No.

160, Noncontrolling Interests in Consolidated Financial Statements and FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including Partial Cash Settlement).
As of January 1, 2009, the Company adopted FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The FSP specifies that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends shall be considered participating securities in undistributed earnings along with common shareholders. As a result, the Company retrospectively applied the two-class method of computing basic and diluted earnings per share resulting in a decrease in earnings per share – basic of $0.04, $0.08 and $0.05 for the years ended December 31, 2008, 2007 and 2006, respectively. Historically and for the years ended December 31, 2008, 2007 and 2006, the Company did not declare, pay or otherwise accrue a dividend payable to the holders of the Company’s common stock or holders of unvested share-based payment awards (restricted stock). The adoption of FSP EITF 03-6-1 had no impact on the Company’s earnings per common share – assuming dilution computation. For additional information see Note 15 of the consolidated financial statements.
The effect of the change to the new accounting standard of FSP EITF 03-6-1 on the earnings per share – basic computation for the years ended December 31, 2008, 2007 and 2006 is as follows (in millions, except per share data):

	Year Ended December 31,
	2008	2007	2006
As Reported
Weighted average shares outstanding	52.2	51.2	50.0
Earnings per common share — basic	$4.16	$4.07	$2.70

As Adjusted
Weighted average shares outstanding	52.6	52.2	51.0
Earnings per common share — basic	$4.12	$3.99	$2.65

Effects of change
Weighted average shares outstanding	0.4	1.0	1.0
Earnings per common share — basic	$(0.04)	$(0.08)	$(0.05)

Note:	The information presented in the above table is before the adoption of FSP APB 14-1 (net income has not been adjusted).
As of January 1, 2009, the Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 established new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity and that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of operations. SFAS No. 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. SFAS No. 160 is to be applied prospectively as of the beginning of the fiscal year in which it is initially adopted, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented. As a result, for all periods presented, the consolidated statement of operations has been adjusted to include the net income attributable to the noncontrolling interest, the statement of change in shareholders’ equity has been adjusted to reflect comprehensive income attributable to noncontrolling interest and the disclosure of consolidated accumulated other comprehensive income has been adjusted to reflect comprehensive income attributable to noncontrolling interest as discussed in Note 13. The impact on the consolidated statement of cash flows for the years ended December 31, 2008, 2007 and 2006 is presented below in conjunction with the effects of the adopting the new accounting standard FSP APB 14-1.

The effect of the change to the new accounting standard of SFAS No. 160 on the consolidated balance sheet as of December 31, 2008 and 2007 is as follows (in millions):

	December 31, 2008			December 31, 2007
	As	As	Effect of	As	As	Effect of
	Reported	Adjusted	change	Reported	Adjusted	change

Minority interest in consolidated subsidiaries	$132.3	$—	$(132.3)	$74.8	$—	$(74.8)

Accumulated other comprehensive income (loss)	$(157.2)	$(146.0)	$11.2	$35.2	$51.2	$16.0
Total Company Shareholders’ equity	$708.4	$719.6	$11.2	$676.9	$692.9	$16.0
Noncontrolling interest	$—	$121.1	$121.1	$—	58.8	$58.8
Total equity	$708.4	$840.7	$132.3	$676.9	$751.7	$74.8

Note:	The information presented in the above table is before the adoption of FSP APB 14-1.
As of January 1, 2009, the Company adopted FSP APB 14-1. The FSP specifies that when issuers of convertible debt instruments recognize interest cost in subsequent periods, they should separately account for the liability and equity components of the instrument in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date. The FSP is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The transition provision requires that entities retrospectively apply the FSP for all periods presented. The Company’s two convertible issuances (see Note 9) are affected by the adoption of this FSP.
The effect of the change to the new accounting standard of FSP APB 14-1 on the consolidated statement of operations for the years ended December 31, 2008, 2007 and 2006 is as follows (in millions):

	Year Ended December 31, 2008
	As Reported	As Adjusted	Effect of change

Interest expense	$68.1	$104.1	$36.0
Income tax provision (benefit)	112.7	104.9	(7.8)
Net income applicable to common shareholders(1)	$216.9	$188.7	$(28.2)
Earnings per common share – basic(2)	$4.16	$3.61	$(0.55)
Earnings per common share – assuming dilution	$4.07	$3.54	$(0.53)

(1)	Presentation does not reflect the adoption of SFAS No. 160

(2)	Amounts do not reflect the impact of adopting FSP EITF 03-6-1

	Year Ended December 31, 2007
	As Reported	As Adjusted	Effect of change

Interest expense	$48.4	$67.3	$18.9
Income tax provision (benefit)	99.4	97.6	(1.8)
Net income applicable to common shareholders(1)	$208.3	$191.2	$(17.1)
Earnings per common share – basic(2)	$4.07	$3.73	$(0.34)
Earnings per common share – assuming dilution	$3.82	$3.51	$(0.31)

(1)	Presentation does not reflect the adoption of SFAS No. 160

(2)	Amounts do not reflect the impact of adopting FSP EITF 03-6-1

	Year Ended December 31, 2006
	As Reported	As Adjusted	Effect of change

Interest expense	$40.0	$41.1	$1.1
Income tax provision (benefit)	64.9	65.3	0.4
Net income applicable to common shareholders(1)	$135.0	$133.5	$(1.5)
Earnings per common share – basic(2)	$2.70	$2.67	$(0.03)
Earnings per common share – assuming dilution	$2.60	$2.57	$(0.03)

(1)	Presentation does not reflect the adoption of SFAS No. 160

(2)	Amounts do not reflect the impact of adopting FSP EITF 03-6-1

The effect of the change to the new accounting standard of FSP APB 14-1 on the consolidated balance sheet as of December 31, 2008 and 2007 is as follows (in millions):

	December 31, 2008			December 31, 2007
	As	As	Effect of	As	As	Effect of
	Reported	Adjusted	change	Reported	Adjusted	change

Prepaid expenses and other	$77.6	$71.5	$(6.1)	$73.7	$66.3	$(7.4)
Deferred income taxes	53.9	56.0	2.1	42.6	22.0	(20.6)
Total assets	$3,840.4	$3,836.4	$(4.0)	$3,793.6	$3,765.6	$(28.0)

Current portion of long-term debt	$230.5	$230.5	$—	$500.9	$392.4	$(108.5)
Long-term debt	1,216.1	1,023.5	(192.6)	897.9	776.5	(121.4)
Deferred income taxes	96.4	133.6	37.2	118.5	140.7	22.2
Total liabilities	$2,999.7	$2,844.3	$(155.4)	$3,041.9	$2,834.2	$(207.7)

Additional paid-in capital	$288.4	$486.6	$198.2	$268.0	$466.2	$198.2
Retained earnings	644.7	597.9	(46.8)	428.3	409.8	(18.5)
Total liabilities and shareholders’ equity	$3,840.4	$3,836.4	$(4.0)	$3,793.6	$3,765.6	$(28.0)

Note:	Above table is before the adoption of SFAS No. 160
The effect of the change to the new accounting standards of SFAS No. 160 and FSP APB 14-1 on the consolidated statement of cash flows for the years ended December 31, 2008, 2007 and 2006 is as follows (in millions):

	Year Ended December 31, 2008
	As	As	Total Effect	SFAS No.	FSP APB
	Reported	Adjusted	of change	160	14-1

Net income including noncontrolling interest	$217.2	$202.1	$(15.1)	$13.1	$(28.2)
Deferred income taxes	$11.3	$3.5	$(7.8)	$—	$(7.8)
Convertible debt instruments noncash interest charges	$—	$36.0	$36.0	$—	$36.0
Increase (decrease) in accounts payable, accrued and other liabilities	$(130.1)	$(143.2)	$(13.1)	$(13.1)	$—
Net cash flows of operating activities	$229.4	$229.4	$—	$—	$—

	Year Ended December 31, 2007
	As	As	Total Effect	SFAS No.	FSP APB
	Reported	Adjusted	of change	160	14-1

Net income including noncontrolling interest	$208.6	$191.7	$(16.9)	$0.2	$(17.1)
Deferred income taxes	$(11.6)	$(13.4)	$(1.8)	$—	$(1.8)
Convertible debt instruments noncash interest charges	$—	$18.9	$18.9	$—	$18.9
Increase (decrease) in accounts payable, accrued and other liabilities	$(33.8)	$(34.0)	$(0.2)	$(0.2)	$—
Net cash flows of operating activities	$231.7	$231.7	$—	$—	$—

	Year Ended December 31, 2006
	As	As	Total Effect	SFAS No.	FSP APB
	Reported	Adjusted	of change	160	14-1

Net income including noncontrolling interest	$135.3	$133.8	$(1.5)	$—	$(1.5)
Deferred income taxes	$4.7	$5.1	$0.4	$—	$0.4
Convertible debt instruments noncash interest charges	$—	$1.1	$1.1	$—	$1.1
Net cash flows of operating activities	$94.0	$94.0	$—	$—	$—
The adoption of FSP EITF 03-06-1 had no effect on the consolidated statement of cash flows.
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
In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations. Statement No. 141 (revised 2007) requires an acquirer to measure the identifiable assets acquired and liabilities assumed at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. The Statement is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS No. 141(R) on its consolidated financial position, results of operations and cash flows.
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
The following table represents the final purchase price allocation based on the estimated fair values, or other measurements as applicable, of the assets acquired and the liabilities assumed as well as $8.0 million for the purchase of additional minority interest, in millions:

October 31, 2007
Assets		Liabilities
Cash	$99.0	Current liabilities	$396.5
Accounts receivable	279.8	Other liabilities	114.3

Inventories	280.7	Total liabilities	$510.8

Property, plant and equipment	190.3

Intangible assets	237.4	Minority Interest	$86.3

Goodwill	159.7
Other current and noncurrent assets	75.0

Total assets	$1,321.9

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

	Year Ended December 31
	2008	2007	2007
	(As Adjusted)	(As Adjusted)	(Pro forma)

Revenue	$6,230.1	$4,614.8	$5,552.4

Net income applicable to Company common shareholders(1)	$188.7	$191.2	$246.2

Earnings per common share – assuming dilution(1)	$3.54	$3.51	$4.51

1)	As adjusted for FSP APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion. See Note 2 of the Consolidated Financial Statements for additional information
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
The final purchase price allocation based on the estimated fair values, or other measurements as applicable, of the assets acquired and the liabilities assumed at the date of acquisition is as follows (in millions at the prevailing exchange rate at April 30, 2007):

April 30, 2007
Assets		Liabilities
Cash	$12.3	Current liabilities	$40.5
Accounts receivable	27.8	Other liabilities	1.4
Inventories	29.2	Pension liabilities	40.1

Property, plant and equipment	2.5	Total liabilities	$82.0

Other current and noncurrent assets	0.3

Total assets	$72.1

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
8. Accrued Liabilities
Accrued liabilities consisted of the following (in millions):

	December 31,
	2008	2007
Payroll related accruals	$85.1	$87.4
Customers deposits and prepayments	33.5	34.2
Taxes other than income	17.9	26.5
Customer rebates	78.8	93.0
Insurance claims and related expenses	15.6	23.5
Current deferred tax liability	11.7	28.8
Derivative liability	64.7	11.1
Other accrued liabilities	116.0	92.8

Total	$423.3	$397.3

9. Long-Term Debt
Long-term debt consisted of the following (in millions):

	December 31
	2008(1)	2007(1)
	As Adjusted	As Adjusted
1.00% Senior Convertible Notes due 2012	$475.0	$475.0
Debt discount on 1.00% Senior Convertible Notes due 2012	(99.3)	(121.4)
0.875% Convertible Notes due 2013	355.0	355.0
Debt discount on 0.875% Convertible Notes due 2013	(93.3)	(108.5)
7.125% Senior Notes due 2017	200.0	200.0
Senior Floating Rate Notes	125.0	125.0
Silec credit facilities	84.9	63.5
PDIC credit facilities	71.5	37.7
Spanish Term Loan	64.1	31.3
Asset Based Loan	—	60.0
Capital leases	2.3	3.4
Other	68.8	47.9

Total debt	1,254.0	1,168.9
Less current maturities	230.5	392.4

Long-term debt	$1,023.5	$776.5

Weighted average interest rates on the above outstanding balances were as follows:
1.00% Senior Convertible Notes due 2012	7.5%	7.5%
0.875% Convertible Notes due 2013	7.35%	7.35%
7.125% Senior Notes due 2017	7.125%	7.125%
Senior Floating Rate Notes	6.3%	7.6%
Silec credit facilities	4.4%	4.8%
PDIC credit facilities	5.3%	6.4%
Spanish Term Loan	4.4%	5.1%
Asset Based Loan	—%	6.3%
Capital leases	6.5%	6.5%
Other	5.8%	4.6%

1)	As adjusted for FSP APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion. See Note 2 of the Consolidated Financial Statements for additional information

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
Pursuant to FSP APB 14-1, as discussed in Note 2, the 1.00% Senior Convertible Notes are accounted for as convertible debt in the accompanying consolidated balance sheet and the embedded conversion option in the 1.00% Senior Convertible Notes has not been accounted for as a separate derivative. For a discussion of the effects of the 1.00% Senior Convertible Notes on earnings per share, see Note 15.
Proceeds from the 1.00% Senior Convertible Notes were used to partially fund the purchase price of $707.6 million related to the PDIC acquisition and to pay, in accordance with FSP APB 14-1, transaction costs of approximately $12.3 directly related to the issuance that have been allocated to the liability and equity components in proportion to the allocation of proceeds in accordance with FSP APB 14-1.

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
Pursuant to FSP APB 14-1, as discussed in Note 2, the 0.875% Convertible Notes are accounted for as convertible debt in the accompanying consolidated balance sheet and the embedded conversion option in the 0.875% Convertible Notes has not been accounted for as a separate derivative. For a discussion of the effects of the 0.875% Convertible Notes and the bond hedges and warrants discussed below on earnings per share, see Note 15.
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
The note hedges and warrants are separate and legally distinct instruments that bind the Company and the counterparties and have no binding effect on the holders of the 0.875% Convertible Notes. In addition, pursuant to FSP APB 14-1, the note hedges and warrants are accounted for as equity transactions. Therefore, the payment associated with the issuance of the note hedges and the proceeds received from the issuance of the warrants were recorded as a charge and an increase, respectively, in additional paid-in capital in shareholders’ equity as separate equity transactions.
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
Proceeds from the offering were used to pay down $87.8 million outstanding, including accrued interest, under the Company’s Amended Credit Facility, to pay $124.5 million for the cost of the note hedges, and to pay in accordance with FSP APB 14-1, transaction costs of approximately $9.4 directly related to the issuance that have been allocated to the liability and equity components in proportion to the allocation of proceeds in accordance with FSP APB 14-1. Additionally, the Company received $80.4 million in proceeds from the issuance of the warrants. At the conclusion of these transactions, the net effect of the receipt of the funds from the 0.875% Convertible Notes and the payments and proceeds mentioned above was an increase in cash of approximately $213.7 million, which is being used by the Company for general corporate purposes including acquisitions.
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
11. Income Taxes
For financial reporting purposes, income before income taxes includes the following components:

	Year Ended December 31,
	2008	2007	2006
United States	$75.1	$93.7	$71.0
Foreign	227.3	195.2	128.1

Total	$302.4	$288.9	$199.1

The provision (benefit) for income taxes attributable to continuing operations consisted of the following (in millions):

	Year Ended December 31,
	2008	2007	2006
Current tax expense:
Federal	$20.7	$24.4	$6.8
State	2.0	3.8	0.3
Foreign	78.7	59.7	53.1
Deferred tax expense (benefit):
Federal	7.6	14.1	22.9
State	1.7	(6.3)	(5.8)
Foreign	(5.8)	1.9	(12.0)

Total	$104.9	$97.6	$65.3

The reconciliation of reported income tax expense (benefit) to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income from continuing operations is as follows (in millions):

	Year Ended December 31,
	2008	2007	2006
Statutory federal income tax	$105.8	$101.0	$69.7
State and foreign income tax differential(1)	(7.6)	(5.9)	(4.7)
Other, net	6.7	2.5	0.3

Total	$104.9	$97.6	$65.3

(1)	The 2008, 2007 and 2006 state and foreign income tax differential amount includes $3.2 million, $12.2 million and $6.3 million of tax benefits, respectively, attributable to the recognition of certain state and foreign deferred tax assets that were previously subject to valuation allowances.
The components of deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$20.8	$24.0
Pension and retiree benefits accruals	33.9	24.8
Inventory	81.9	100.2
Depreciation and fixed assets	7.9	6.5
Tax credit carryforwards	4.7	8.1
Other liabilities	80.5	49.1
Valuation allowance	(11.7)	(19.3)

Total deferred tax assets	218.0	193.4

Deferred tax liabilities:
Convertible debt discount	35.1	42.8
Inventory	11.6	5.9
Depreciation and fixed assets	62.1	69.9
Intangibles	62.1	74.7

Total deferred tax liabilities	170.9	193.3

Net deferred tax assets	$47.1	$0.1

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
In connection with the January 1, 2007 adoption of FIN 48, the Company recognized an $18.8 million decrease in opening retained earnings and had total unrecognized tax benefits of $45.6 million, of which $37.2 million would have a favorable impact on the effective tax rate if recognized. The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year:

	2008	2007
In millions
Unrecognized Tax Benefit — Beginning balance	$57.8	$45.6
Gross Increases — Tax Positions in Prior Period	0.9	1.9
Gross Decreases — Tax Positions in Prior Period	(0.7)	(0.4)
Gross Increases — Tax Positions in Current Period	3.2	6.0
Gross Increases — Business Combinations	5.0	4.2
Settlements	—	(0.2)
Lapse of Statute of Limitations	(1.1)	(1.1)
Foreign Currency Translation	(3.4)	1.8

Unrecognized Tax Benefit — Ending Balance	$61.7	$57.8

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
The Company files income tax returns in the United States and numerous foreign, state, and local tax jurisdictions. Tax years that are open for examination and assessment by the Internal Revenue Service are 2005 — 2008. With limited exceptions, tax years prior to 2004 are no longer open in major foreign, state or local tax jurisdictions.

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

(1)	Denotes accumulated benefit obligation in excess of plan assets
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
As a result of adopting SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements as discussed in Note 2, the components of accumulated other comprehensive income (loss) of $(157.2) million and $35.2 million as of December 31, 2008 and 2007, respectively, consisted of the following (in millions):

	December 31, 2008		December 31, 2007
	Company		Company
	common	Noncontrolling	common	Noncontrolling
	shareholders	interest	shareholders	interest

Foreign currency translation adjustment	$(18.8)	$(7.9)	$109.4	$(13.3)
Pension adjustments, net of tax	(51.7)	—	(22.2)	—
Change in fair value of derivatives, net of tax	(70.2)	(3.3)	(36.5)	(2.7)
Unrealized investment gains	1.4	—	7.2	—
Adoption of SFAS 158, net of tax	(7.0)	—	(7.0)	—
Other	0.3	—	0.3	—

Accumulated other comprehensive income (loss)	$(146.0)	$(11.2)	$51.2	$(16.0)

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

(1)	Cash inflows recognized as financing activities in the Company’s consolidated statement of cash flows
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
The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model using the following weighted-average assumptions:

	Year Ended December 31
	2008	2007	2006
Risk-free interest rate(1)	2.4%	3.8%	4.7%
Expected dividend yield(2)	N/A	N/A	N/A
Expected option life(3)	3.8 years	3.9 years	4.6 years
Expected stock price volatility(4)	45.0%	47.5%	62.6%
Weighted average fair value of options granted	$22.98	$24.76	$12.75

(1)	Risk-free interest rate — This is the U.S. Treasury rate at the end of the period in which the option was granted having a term approximately equal to the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.

(2)	Expected dividend yield — The Company has not made any dividend payments on common stock since 2002 and it does not have plans to pay dividends on common stock in the foreseeable future. Any dividends paid in the future will decrease compensation expense.

(3)	Expected option life — This is the period of time over which the options granted are expected to remain outstanding and is based on historical experience. Options granted have a maximum term of ten years. An increase in expected life will increase compensation expense.

(4)	Expected stock price volatility — This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. The Company uses actual historical changes in the market value of the Company’s stock to calculate the volatility assumption as it is management’s belief that this is the best indicator of future volatility. An increase in the expected volatility will increase compensation expense.

Additional information regarding options outstanding as of December 31, 2008 is as follows (options in thousands):

		Weighted	Weighted
		Average	Average		Weighted
Range of	Options	Exercise	Remaining	Options	Average
Option Prices	Outstanding	Price	Contractual Life	Exercisable	Exercise Price
$0 — $14	335.4	$10.04	4.4	335.4	$10.04
$14 — $28	99.1	$22.57	6.2	12.3	$19.77
$28 — $42	0.7	$31.98	7.3	0.3	$31.98
$42 — $56	84.5	$50.98	8.1	—	—
$56 — $70	287.2	$64.87	8.8	40.6	$69.29
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

15. Earnings Per Common Share
As a result of adopting FSP EITF 03-6-1 on January 1, 2009, the Company retrospectively applied the two-class method of computing basic and diluted earnings per share. As discussed in Note 2, earnings per share — basic, before the adoption of FSP APB 14-1, decreased $0.04. $0.08 and $0.05 for the years ended December 31, 2008, 2007 and 2006, respectively. Historically and for the years ended December 31, 2008, 2007 and 2006, the Company did not declare, pay or otherwise accrue a dividend payable to the holders of the Company’s common stock or holders of unvested share-based payment awards (restricted stock). There was no impact on the Company’s Earnings per common share - assuming dilution computation.
A reconciliation of the numerator and denominator of earnings per common share-basic to earnings per common share-assuming dilution is as follows (in millions, except per share data):

	Year Ended December 31
	2008	2007	2006
	As Adjusted	As Adjusted	As Adjusted
Earnings per share — basic:
Net income attributable to Company common shareholders - for basic EPS computation(1)	$188.7	$191.2	$133.5

Weighted average shares outstanding for basic EPS computation(2,3)	52.6	52.2	51.0

Earnings per common share — basic(3)	$3.59	$3.66	$2.62

Earnings per share — assuming dilution:
Net income attributable to Company common shareholders	$188.7	$191.2	$133.5
Add: Preferred stock dividends on convertible stock	0.3	0.3	0.3

Net income attributable to Company common shareholders — for diluted EPS computation(1)	$189.0	$191.5	$133.8

Weighted average shares outstanding including nonvested shares	52.6	52.2	51.0
Dilutive effect of convertible bonds	—	1.5	—
Dilutive effect of stock options and restricted stock units	0.4	0.4	0.5
Dilutive effect of assumed conversion of preferred stock	0.4	0.5	0.5

Weighted average shares outstanding for diluted EPS computation(2)	53.4	54.6	52.0

Earnings per common share — assuming dilution	$3.54	$3.51	$2.57

(1)	Numerator — As adjusted for FSP APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion. See Note 2 of the Consolidated Financial Statements for additional information.

(2)	Denominator

(3)	As a result of adopting FSP EITF 03-6-1 as discussed in Note 2, the denominator for the Earnings per share — basic computation includes outstanding unvested share-based payment awards (restricted stock) as of December 31, 2008, 2007 and 2006 of 0.4 million, 1.0 million and 1.0 million, respectively. Under the two-class method, Earnings per share - basic reflects undistributed earnings per share for both common stock and unvested share-based payment awards (restricted stock).
The Company was authorized by its Board of Directors on October 29, 2008 to institute a stock repurchase program for up to $100 million of common stock (incorporated by reference herein to Exhibit 10.55). The Company has repurchased 1.0 million common shares under terms of this program during the fourth quarter of 2008. Due to the timing of the repurchase, the above weighted average shares outstanding for basic EPS computation of 52.6 million reflects a reduction of weighted average shares outstanding of 125.0 thousand. In 2007 and 2006, the Company did not have a stock repurchase program and as a result did not repurchase any of its common stock.
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

			Total Treasury		Incremental Shares
	Shares Underlying		Method	Shares Due to the	Issued by the
	0.875% Convertible	Warrant	Incremental	Company under	Company upon
Share Price	Notes	Shares	Shares(1)	Note Hedges	Conversion(2)
$50.36	—	—	—	—	—
$60.36	1,167,502	—	1,167,502	(1,167,502)	—
$70.36	2,003,400	—	2,003,400	(2,003,400)	—
$80.36	2,631,259	382,618	3,013,877	(2,631,259)	382,618
$90.36	3,120,150	1,120,363	4,240,513	(3,120,150)	1,120,363
$100.36	3,511,614	1,711,088	5,222,702	(3,511,614)	1,711,088

1)	Represents the number of incremental shares that must be included in the calculation of fully diluted shares under U.S. GAAP.

2)	Represents the number of incremental shares to be issued by the Company upon conversion of the 0.875% Convertible Notes, assuming concurrent settlement of the note hedges and warrants.
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

	Shares Underlying	Total Treasury
	1.00% Senior	Method Incremental
Share Price	Convertible Notes	Shares(1)
$83.93	—	—
$93.93	602,288	602,288
$103.93	1,088,861	1,088,861
$113.93	1,490,018	1,490,018
$123.93	1,826,436	1,826,436
$133.93	2,112,616	2,112,616

1)	Represents the number of incremental shares that must be included in the calculation of fully diluted shares under U.S. GAAP.

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

	Year Ended December 31
(in millions)	2008	2007	2006

Net sales:
North America	$2,178.7	$2,243.7	$2,058.6
Europe and North Africa	2,175.3	1,939.7	1,446.8
ROW	1,876.1	431.4	159.7

Total	$6,230.1	$4,614.8	$3,665.1

Operating Income:
North America	$122.5	$179.4	$128.9
Europe and North Africa	162.2	162.4	101.9
ROW	136.7	24.3	5.1

Total	$421.4	$366.1	$235.9

Total Assets:
North America	$760.1	$784.9	$728.7
Europe and North Africa	1,493.3	1,379.5	985.1
ROW	1,414.6	1,380.8	94.8
Corporate(1)	168.4	220.4	406.7

Total(1)	$3,836.4	$3,765.6	$2,215.3

Capital Expenditures:
North America	$52.3	$41.9	$23.5
Europe and North Africa	106.0	97.7	44.6
ROW	59.5	14.0	3.0

Total	$217.8	$153.6	$71.1

Depreciation Expense:
North America	$29.7	$29.0	$28.6
Europe and North Africa	29.7	22.0	14.5
ROW	16.1	4.8	2.4
Corporate	—	—	—

Total	$75.5	$55.8	$45.5

1)	As adjusted for FSP APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion. See Note 2 of the Consolidated Financial Statements for additional information.

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

Geographic Information The following table presents net sales to unaffiliated customers by country of destination for the last three years and long-lived assets by country as of December 31:

	Net Sales			Long-lived Assets
	Year Ended December 31			Year Ended December 31
(in millions)	2008	2007	2006	2008(1)	2007(1)	2006(1)
United States	$1,938.4	$1,933.5	$1,778.7	$252.8	$214.5	$218.4
Spain	772.5	820.9	681.2	192.9	187.7	143.5
France	535.5	546.5	400.8	97.8	65.0	29.5
Others	2,983.7	1,313.9	804.4	821.3	732.6	94.6

Total	$6,230.1	$4,614.8	$3,665.1	$1,364.8	$1,199.8	$486.0

(1)	As adjusted for FSP APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion. See Note 2 of the Consolidated Financial Statements for additional information.
The following summary of net sales, operating profit and identifiable assets by year for North America, Europe and North Africa and ROW, Europe and North Africa and ROW illustrates the segment contribution by quarter as it relates to the change in reportable segments (in millions). Identifiable assets in the tables below have been adjusted for FSP APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion. See Note 2 of the Consolidated Financial Statements for additional information.
2008

Net Sales	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total

North America	$540.7	$628.6	$578.2	$431.2	$2,178.7
Europe and North Africa	553.3	600.3	537.0	484.7	2,175.3
ROW	474.4	513.9	510.8	377.0	1,876.1

Operating Profit	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total

North America	$31.2	$32.5	$33.9	$24.9	$122.5
Europe and North Africa	49.1	49.1	36.6	27.4	162.2
ROW	35.0	49.0	43.3	9.4	136.7

	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Identifiable Assets	As Adjusted	As Adjusted	As Adjusted	As Adjusted

North America	$883.8	$920.5	$888.6	$760.1
Europe and North Africa	1,543.0	1,838.2	1,658.6	1,493.3
ROW	1,512.0	1,586.8	1,586.9	1,414.6
Corporate	222.3	218.6	166.7	168.4

2007

Net Sales	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total

North America	$545.1	$615.2	$583.4	$500.0	$2,243.7
Europe and North Africa	426.0	506.7	493.9	513.1	1,939.7
ROW	38.1	50.6	58.0	284.7	431.4

Operating Profit	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total

North America	$46.8	$56.7	$51.0	$24.9	$179.4
Europe and North Africa	39.3	42.3	36.8	44.0	162.4
ROW	5.0	4.0	4.5	10.8	24.3

	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Identifiable Assets	As Adjusted	As Adjusted	As Adjusted	As Adjusted

North America	$829.9	$880.5	$863.4	$784.9
Europe and North Africa	1,028.1	1,273.3	1,363.9	1,380.0
ROW	104.9	123.3	125.8	1,386.1
Corporate	365.6	400.5	422.7	220.4
2006

Net Sales	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total

North America	$464.2	$579.5	$535.7	$479.2	$2,058.6
Europe and North Africa	307.4	368.8	368.5	402.1	1,446.8
ROW	32.7	38.8	44.2	44.0	159.7

Operating Profit	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total

North America	$20.2	$41.9	$36.4	$30.4	$128.9
Europe and North Africa	22.3	27.7	27.4	24.5	101.9
ROW	(0.3)	0.8	2.0	2.6	5.1

	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Identifiable Assets				As Adjusted

North America	$711.2	$772.9	$770.6	$728.7
Europe and North Africa	694.8	814.8	944.8	985.1
ROW	66.0	75.9	81.8	94.8
Corporate	158.0	160.5	162.6	406.7
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
18. Unconsolidated Affiliated Companies
Unconsolidated affiliated companies are those in which the Company generally owns less than 50 percent of the outstanding voting shares. The Company does not control these companies and accounts for its investments in them on the equity basis. The unconsolidated affiliated companies primarily manufacture or market wire and cable products in our ROW segment. As of December 31, 2008 and 2007, the Company has recorded on its consolidated balance sheets an investment in unconsolidated affiliated companies of $7.5 million and $29.5 million, respectively. The Company’s share of the income of these companies is reported in the consolidated statements of operations under “Equity in net earnings of affiliated companies.” In 2008 and 2007, equity in net earnings of affiliated companies was $4.6 million and $0.4 million, respectively. Equity in earnings of affiliated companies in 2006 was immaterial. As of December 31, 2008, the Company’s ownership percentage was as follows: PTDL Trading Company Ltd. 49%, Colada Continua Chilean, S.A. 41%, Keystone Electric Wire & Cable Co., Ltd. 20% and Thai Copper Rod Company Ltd. 18%.
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

(1)	Available-for-sale securities are held in rabbi trust as part of the Company’s deferred compensation plan and are accounted for in accordance with EITF 97-14, see Note 10 to the consolidated financial statements
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

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	As Adjusted	As Adjusted	As Adjusted	As Adjusted
2008
Net sales	$1,568.4	$1,742.8	$1,626.0	$1,292.9
Gross profit	212.7	227.3	209.8	152.6
Net income attributable to Company common shareholders — for diluted EPS computation(1)(2)	59.1	68.7	50.6	10.7
Net income attributable to Company common shareholders(2)	59.0	68.6	50.5	10.6
Earnings per common share — basic(3)	$1.12	$1.30	$0.96	$0.20
Earnings per common share — assuming dilution	$1.08	$1.24	$0.94	$0.20
2007
Net sales	$1,009.2	$1,172.5	$1,135.3	$1,297.8
Gross profit	159.8	173.1	163.5	166.3
Net income attributable to Company common shareholders — for diluted EPS computation(1)(2)	34.6	59.4	57.8	39.8
Net income attributable to Company common shareholders(2)	34.5	59.3	57.7	39.7
Earnings per common share — basic(3)	$0.66	$1.14	$1.10	$0.76
Earnings per common share — assuming dilution	$0.65	$1.09	$1.05	$0.72

(1)	Represents net income attributable to Company common shareholders before preferred stock dividend

(2)	As adjusted for FSP APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion. See Note 2 of the Consolidated Financial Statements for additional information.

(3)	As adjusted for FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. See Note 2 of the Consolidated Financial Statements for additional information.

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
Condensed Statements of Operations
Year Ended December 31, 2008

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$2,142.1	$4,088.0	$—	$6,230.1
Intercompany	59.4	2.4	49.1	(110.9)	—

	59.4	2,144.5	4,137.1	(110.9)	6,230.1
Cost of sales	—	1,884.2	3,592.6	(49.1)	5,427.7

Gross profit	59.4	260.3	544.5	(61.8)	802.4
Selling, general and administrative expenses	48.6	145.6	248.6	(61.8)	381.0

Operating income	10.8	114.7	295.9	—	421.4
Other income (expense)	0.5	(0.6)	(27.1)	—	(27.2)
Interest income (expense):
Interest expense	(70.2)	(77.1)	(52.1)	95.3	(104.1)
Interest income	72.3	23.6	11.7	(95.3)	12.3

	2.1	(53.5)	(40.4)	—	(91.8)

Income before income taxes	13.4	60.6	228.4	—	302.4
Income tax provision	(10.7)	(34.1)	(60.1)	—	(104.9)
Equity in earnings of affiliated companies	195.2	172.9	0.4	(363.9)	4.6

Net income including noncontrolling interest	197.9	199.4	168.7	(363.9)	202.1

Less: preferred stock dividends	0.3	—	—	—	0.3
Less: net income attributable to noncontrolling interest	—	—	13.1	—	13.1

Net income (loss) applicable to Company common shareholders	$197.6	$199.4	$155.6	$(363.9)	$188.7

Condensed Statements of Operations
Year Ended December 31, 2007

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$2,208.5	$2,406.3	$—	$4,614.8
Intercompany	48.7	—	—	(48.7)	—

	48.7	2,208.5	2,406.3	(48.7)	4,614.8
Cost of sales	—	1,887.7	2,064.4	—	3,952.1

Gross profit	48.7	320.8	341.9	(48.7)	662.7
Selling, general and administrative expenses	44.5	144.1	156.7	(48.7)	296.6

Operating income	4.2	176.7	185.2	—	366.1
Other income (expense)	1.2	0.2	(4.8)	—	(3.4)
Interest income (expense):
Interest expense	(52.2)	(68.0)	(17.9)	70.8	(67.3)
Interest income	74.7	5.5	9.4	(70.8)	18.8
Loss on extinguishment of debt	(25.3)	—	—	—	(25.3)

	(2.8)	(62.5)	(8.5)	—	(73.8)

Income before income taxes	2.6	114.4	171.9	—	288.9
Income tax provision	(6.0)	(41.0)	(50.6)	—	(97.6)
Equity in earnings of affiliated companies	195.1	121.7	0.4	(316.8)	0.4

Net income including noncontrolling interest	191.7	195.1	121.7	(316.8)	191.7

Less: preferred stock dividends	0.3	—	—	—	0.3
Less: net income attributable to noncontrolling interest	—	—	0.2	—	0.2

Net income (loss) applicable to Company common shareholders	$191.4	$195.1	$121.5	$(316.8)	$191.2

Condensed Statements of Operations
Year Ended December 31, 2006

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$2,028.1	$1,637.0	$—	$3,665.1
Intercompany	50.1	—	—	(50.1)	—

	50.1	2,028.1	1,637.0	(50.1)	3,665.1
Cost of sales	—	1,774.6	1,419.5	—	3,194.1

Gross profit	50.1	253.5	217.5	(50.1)	471.0
Selling, general and administrative expenses	46.1	133.3	105.8	(50.1)	235.1

Operating income	4.0	120.2	111.7	—	235.9
Other expense	—	(0.3)	0.2	—	(0.1)
Interest income (expense):
Interest expense	(28.9)	(61.6)	(8.6)	58.0	(41.1)
Interest income	55.9	1.3	5.2	(58.0)	4.4

	27.0	(60.3)	(3.4)	—	(36.7)

Income before income taxes	31.0	59.6	108.5	—	199.1
Income tax (provision) benefit	(12.1)	(20.1)	(33.1)	—	(65.3)
Equity in earnings of affiliated companies	114.9	75.4	—	(190.3)	—

Net income including noncontrolling interest	133.8	114.9	75.4	(190.3)	133.8
Less: preferred stock dividends	0.3	—	—	—	0.3

Net income (loss) applicable to Company common shareholders	$133.5	$114.9	$75.4	$(190.3)	$133.5

Condensed Balance Sheets
December 31, 2008

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$2.3	$28.1	$252.2	$—	$282.6
Receivables, net of allowances	—	211.9	820.1	—	1,032.0
Inventories	—	269.0	684.2	—	953.2
Deferred income taxes	7.0	90.8	34.5	—	132.3
Prepaid expenses and other	(1.4)	21.4	51.5	—	71.5

Total current assets	7.9	621.2	1,842.5	—	2,471.6

Property, plant and equipment, net	0.6	203.4	676.9	—	880.9
Deferred income taxes	26.4	(1.5)	31.1	—	56.0
Intercompany accounts	1,037.3	413.1	21.3	(1,471.7)	—
Investment in subsidiaries	774.0	982.2	—	(1,756.2)	—
Goodwill	—	0.9	171.0	—	171.9
Intangible assets, net	—	0.7	201.1	—	201.8
Unconsolidated affiliated companies	—	1.9	5.6	—	7.5
Other non-current assets	17.3	20.0	9.4	—	46.7

Total assets	$1,863.5	$2,241.9	$2,958.9	$(3,227.9)	$3,836.4

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$119.9	$637.3	$—	$757.2
Accrued liabilities	(19.4)	125.3	317.4	—	423.3
Current portion of long-term debt	—	1.0	229.5	—	230.5

Total current liabilities	(19.4)	246.2	1,184.2	—	1,411.0

Long-term debt	962.4	10.2	50.9	—	1,023.5
Deferred income taxes	37.2	(3.7)	100.1	—	133.6
Intercompany accounts	—	1,058.6	413.1	(1,471.7)	—
Other liabilities	12.3	160.8	103.1	—	276.2

Total liabilities	992.5	1,472.1	1,851.4	(1,471.7)	2,844.3

Total shareholders’ equity (deficit)	871.0	769.8	986.4	(1,756.2)	871.0

Noncontrolling interest	—	—	121.1	—	121.1

Total liabilities and shareholders’ equity	$1,863.5	$2,241.9	$2,958.9	$(3,227.9)	$3,836.4

Condensed Balance Sheets
December 31, 2007

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$7.2	$13.2	$305.3	$—	$325.7
Receivables, net of allowances	—	241.1	880.3	—	1,121.4
Inventories	—	301.4	627.4	—	928.8
Deferred income taxes	4.5	88.0	31.1	—	123.6
Prepaid expenses and other	0.7	33.4	32.2	—	66.3

Total current assets	12.4	677.1	1,876.3	—	2,565.8

Property, plant and equipment, net	0.7	185.4	552.7	—	738.8
Deferred income taxes	(20.6)	21.1	21.5	—	22.0
Intercompany accounts	944.2	487.7	305.1	(1,737.0)	—
Investment in subsidiaries	857.4	930.8	—	(1,788.2)	—
Goodwill	—	—	116.1	—	116.1
Intangible assets, net	—	0.7	236.0	—	236.7
Unconsolidated affiliated companies	—	—	29.5	—	29.5
Other non-current assets	23.4	25.3	8.0	—	56.7

Total assets	$1,817.5	$2,328.1	$3,145.2	$(3,525.2)	$3,765.6

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$—	$133.3	$804.0	$—	$937.3
Accrued liabilities	(15.1)	121.9	290.5	—	397.3
Current portion of long-term debt	246.5	1.0	144.9	—	392.4

Total current liabilities	231.4	256.2	1,239.4	—	1,727.0

Long-term debt	678.6	71.4	26.5	—	776.5
Deferred income taxes	22.2	—	118.5	—	140.7
Intercompany accounts	0.5	1,042.3	694.2	(1,737.0)	—
Other liabilities	12.2	100.8	77.0	—	190.0

Total liabilities	944.9	1,470.7	2,155.6	(1,737.0)	2,834.2

Total shareholders’ equity (deficit)	872.6	857.4	930.8	(1,788.2)	872.6

Noncontrolling interest	—	—	58.8	—	58.8

Total liabilities and shareholders’ equity	$1,817.5	$2,328.1	$3,145.2	$(3,525.2)	$3,765.6

Condensed Statements of Cash Flows
Year Ended December 31, 2008

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$30.4	$123.2	$75.8	$—	$229.4

Cash flows of investing activities:
Capital expenditures	—	(51.5)	(166.3)	—	(217.8)
Acquisitions, net of cash acquired	—	(19.0)	(31.3)	—	(50.3)
Proceeds from properties sold	—	2.7	3.5	—	6.2
Intercompany accounts	(33.1)	—	—	33.1	—
Other, net	—	(1.4)	—	—	(1.4)

Net cash flows of investing activities	(33.1)	(69.2)	(194.1)	33.1	(263.3)

Cash flows of financing activities:
Dividends paid	1.2	—	(1.5)	—	(0.3)
Excess tax benefits from stock-based compensation	6.0	—	—	—	6.0
Intercompany accounts	—	22.4	10.7	(33.1)	—
Proceeds from revolving credit borrowings	—	124.7	—	—	124.7
Repayments of revolving credit borrowings	—	(184.7)	—	—	(184.7)
Proceeds (repayments) of other debt	—	(1.1)	94.4	—	93.3
Purchase of treasury shares	(11.7)	—	—	—	(11.7)
Proceeds from exercise of stock options	2.3	—	—	—	2.3

Net cash flows of financing activities	(2.2)	(38.7)	103.6	(33.1)	29.6

Effect of exchange rate changes on cash and cash equivalents	—	(0.4)	(38.4)	—	(38.8)

Increase in cash and cash equivalents	(4.9)	14.9	(53.1)	—	(43.1)
Cash and cash equivalents — beginning of period	7.2	13.2	305.3	—	325.7

Cash and cash equivalents — end of period	$2.3	$28.1	$252.2	$—	$282.6

Condensed Statements of Cash Flows
Year Ended December 31, 2007

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$(1.9)	$127.3	$106.3	$—	$231.7

Cash flows of investing activities:
Capital expenditures	(0.2)	(40.8)	(112.6)	—	(153.6)
Acquisitions, net of cash acquired	—	—	(634.8)	—	(634.8)
Proceeds from acquisitions including cash acquired	—	—	28.0	—	28.0
Proceeds from properties sold	—	0.4	0.7	—	1.1
Intercompany accounts	(647.5)	—	—	647.5	—
Other, net	(1.7)	1.2	—	—	(0.5)

Net cash flows of investing activities	(649.4)	(39.2)	(718.7)	647.5	(759.8)

Cash flows of financing activities:
Dividends paid	(0.3)	—	—	—	(0.3)
Settlement net investment swap	(30.5)	—	—	—	(30.5)
Excess tax benefits from stock-based compensation	11.1	—	—	—	11.1
Intercompany accounts	—	(145.5)	793.0	(647.5)	—
Proceeds from revolving credit borrowings	—	100.0	—	—	100.0
Repayments of revolving credit borrowings	—	(40.0)	—	—	(40.0)
Issuance of long-term debt, net of fees & expenses	800.0	—	—	—	800.0
Payment of deferred financing fees	(19.0)	—	—	—	(19.0)
Repayments of long-term debt, including fees & expenses	(305.5)	—	—	—	(305.5)
Proceeds (repayments) of other debt	—	(0.8)	8.1	—	7.3
Proceeds from exercise of stock options	5.0	—	—	—	5.0

Net cash flows of financing activities	460.8	(86.3)	801.1	(647.5)	528.1

Effect of exchange rate changes on cash and cash equivalents	—	0.5	14.7	—	15.2

Increase in cash and cash equivalents	(190.5)	2.3	203.4	—	15.2
Cash and cash equivalents — beginning of period	197.7	10.9	101.9	—	310.5

Cash and cash equivalents — end of period	$7.2	$13.2	$305.3	$—	$325.7

Condensed Statements of Cash Flows
Year Ended December 31, 2006

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$54.1	$(39.9)	$79.8	$—	$94.0

Cash flows of investing activities:
Capital expenditures	(0.6)	(21.9)	(48.6)	—	(71.1)
Acquisitions, net of cash acquired	—	—	(26.9)	—	(26.9)
Proceeds from properties sold	—	0.1	0.7	—	0.8
Intercompany accounts	(198.7)	—	—	198.7	—
Other, net	—	1.4	—	—	1.4

Net cash flows of investing activities	(199.3)	(20.4)	(74.8)	198.7	(95.8)

Cash flows of financing activities:
Dividends paid	(0.3)	—	—	—	(0.3)
Excess tax benefits from stock-based compensation	19.0	—	—	—	19.0
Intercompany accounts	—	173.7	25.0	(198.7)	—
Proceeds from revolving credit borrowings	—	264.1	—	—	264.1
Repayments of revolving credit borrowings	—	(379.2)	—	—	(379.2)
Proceeds of other debt	—	1.8	5.1	—	6.9
Issuance of long-term debt, net of fees & expenses	355.0	—	—	—	355.0
Payment of deferred financing fees	(9.4)	—	—	—	(9.4)
Purchase of note hedges	(124.5)	—	—	—	(124.5)
Proceeds from issuance of warrants	80.4	—	—	—	80.4
Proceeds from exercise of stock options	22.7	—	—	—	22.7

Net cash flows of financing activities	342.9	60.4	30.1	(198.7)	234.7

Effect of exchange rate changes on cash and cash equivalents	—	(0.3)	5.7	—	5.4

Increase in cash and cash equivalents	197.7	(0.2)	40.8	—	238.3
Cash and cash equivalents — beginning of period	—	11.1	61.1	—	72.2

Cash and cash equivalents — end of period	$197.7	$10.9	$101.9	$—	$310.5

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
Parent Company Long-Term Debt
At December 31, 2008, the Parent Company was party to various long-term financing arrangements, as summarized below:
     Long-term debt consisted of the following (in millions):

	December 31
	2008(1)	2007(1)
	As Adjusted	As Adjusted
1.00% Senior Convertible Notes due 2012	$475.0	$475.0
Debt discount on 1.00% Senior Convertible Notes due 2012	(99.3)	(121.4)
0.875% Convertible Notes due 2013	355.0	355.0
Debt discount on 0.875% Convertible Notes due 2013	(93.3)	(108.5)
7.125% Senior Notes due 2017	200.0	200.0
Senior Floating Rate Notes	125.0	125.0

Total Parent Company debt	962.4	925.1
Less current maturities	—	246.5

Parent Company Long-term debt	$962.4	$678.6

1)	As adjusted for FSP APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion. See Note 2 of the Consolidated Financial Statements for additional information

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

GENERAL CABLE CORPORATION
4 Tesseneer Drive
Highland Heights, KY 41076-9753
Telephone: (859) 572-8000
Fax: (859) 572-8458
Website: www.generalcable.com
2008 Form 10-K/A