Form 10-K/A
period 2008-12-31
GENERAL CABLE CORP /DE/
filed 2009-12-07
CIK 886035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 3
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

EXPLANATORY NOTE
General Cable Corporation (the “Company”) is filing this Amendment No. 3 to its Annual Report on Form 10-K/A for the year ended December 31, 2008 (“Amendment No. 3”) solely to refile as an exhibit hereto a revised, redacted copy of that certain Third Amended and Restated Credit Agreement (the “Agreement”), dated October 31, 2007, by and among General Cable Industries, Inc., as borrower, the Company and those certain other subsidiaries of the Company party thereto, as Guarantors, the Issuing Banks, the Lenders and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent for the Lenders, Collateral Agent and Security Trustee, together with all schedules and exhibits thereto (excluding certain confidential information contained therein). The redacted copy of the Agreement was originally filed by the Company with the Securities and Exchange Commission (the “SEC”) on November 17, 2009 as Exhibit 10.9 to Amendment No. 2 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2008 (“Amendment No. 2”). The redacted copy of the Agreement filed herewith has been revised solely to add the name and status of one former director and executive officer of the Company, which information had been previously redacted from one of the schedules to the Agreement pursuant to a request for confidential treatment that the Company originally submitted to the Securities and Exchange Commission on November 17, 2009.
Other than (i) as set forth above and (ii) with respect to the information included in Item 15(a)(3) hereof, no other items or sub-items of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (as filed with the SEC on March 2, 2009) (the “Original Form 10-K”), Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2008 (as filed with the SEC on May 8, 2009) (“Amendment No. 1”), or Amendment No. 2, are being revised by this filing. Information in the Original Form 10-K, Amendment No. 1 and Amendment No. 2 is generally stated as of December 31, 2008 and this filing does not reflect any subsequent information or events other than those described above. Exhibits 23.1, 32.1 and 32.2 to Amendment No. 2, as filed therewith, are not included herein and, therefore, such exhibits are not listed in the Exhibit Index that forms a part of Item 15(a)(3) hereof. Notwithstanding the foregoing, Exhibits 23.1, 32.1 and 32.2 to Amendment No. 2 are not amended or otherwise affected by the filing of this Amendment No. 3.

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

General Cable Corporation
Signed: December 7, 2009	By:	/s/ GREGORY B. KENNY
Gregory B. Kenny
President and Chief Executive Officer

Exhibit Index

Exhibit
Number	Description
2.1	Share Purchase Agreement among Grupo General Cable Sistemas, S.A., Safran SA, and Sagem Communications, dated November 18, 2005 (incorporated by reference to exhibit 99.2 to the Form 8-K Current Report as filed on December 22, 2005).

2.2	Stock Purchase Agreement, dated as of September 12, 2007, by and among Freeport-McMoRan Copper & Gold Inc., Phelps Dodge Corporation, Phelps Dodge Industries, Inc., Habirshaw Cable and Wire Corporation and General Cable Corporation (incorporated by reference to Exhibit 2.1 to the form 8-K as filed on September 12, 2007).

2.2.1	Letter Agreement, dated October 29, 2007, to the Stock Purchase Agreement, dated as of September 12, 2007, by and among Freeport-McMoRan Cooper & Gold Inc., Phelps Dodge Corporation, Phelps Dodge Industries, Inc., Habirshaw Cable and Wire Corporation and General Cable Corporation. (incorporated by reference to Exhibit 10.109 of the Quarterly Report on Form 10-Q for the quarter ended September 28, 2007).

3.1	Amended and Restated Certificate of Incorporation of the Company was filed as Exhibit 3.1 to Post-Effective Amendment No. 1 to Form S-4 (File No. 333-143017). Note: The certificate was amended in May 2007.

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K as filed on July 25, 2007).

3.3	Amended and Restated By-Laws of the Company (incorporated by reference to the Form 8-K as filed on December 18, 2008).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (File No. 333-162688) of the Company filed with the Securities and Exchange Commission on October 27, 2009).

4.2	Certificate of Designations (incorporated by reference to Exhibit 4.1 to the Form 8-K filed December 12, 2003).

4.3	Indenture among the Company, certain guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K filed December 12, 2003).

4.4	Registration Rights Agreement among the Company and the Initial Purchasers relating to the Series A Redeemable Convertible Preferred Stock (incorporated by reference to Exhibit 4.3 to the Form 8-K filed December 12, 2003).

4.5	Registration Rights Agreement among the Company, certain guarantors and the Initial Purchasers relating to the Notes (incorporated by reference to Exhibit 4.4 to the Form 8-K filed December 12, 2003).

4.6	Indenture for the $315.0 million 0.875% Senior Convertible Notes Due 2013 dated November 9, 2006 (incorporated by reference to Exhibit 4.1 to the Form 8-K Current Report as filed on November 16, 2006).

4.7	Supplemental Indenture dated as of March 15, 2007, among the Company, certain guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K Current Report as filed on March 15, 2007).

4.8	Indenture dated as of March 21, 2007, among the Company, certain guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K Current Report as filed on March 21, 2007).

4.9	Indenture for the $475.0 million 1.00% Senior Convertible Notes Due 2012, dated October 2, 2007, by and among General Cable Corporation, the subsidiary guarantors named therein, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K as filed on October 2, 2007).

4.10	Registration Rights Agreement dated March 21, 2007, among the Company, certain guarantors and Goldman, Sachs & Co., as representative of the several purchasers named in Schedule I to the Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K Current Report as filed on March 21, 2007).

4.11	Registration Rights Agreement, dated as of October 2, 2007, by and among General Cable Corporation, the subsidiary guarantors named therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed October 2, 2007).

4.12	Second Supplemental Indenture, among the Company, the Additional Guarantor, the other Guarantors and the Trustee (incorporated by reference to Exhibits 4.1, 4.2, 4.3 to Form 8-K as filed on April 18, 2008).

10.2**	General Cable Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Form S-1 (File No. 333-22961 of the Company filed with the Securities and Exchange Commission on March 7, 1997, as amended (the “Initial
S-1)).

10.2.1**	General Cable Corporation 1997 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1997).

10.2.2**	Form of Grant Agreement pursuant to the General Cable Corporation 1997 Stock Incentive Plan (incorporated by reference to exhibit 10.67 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarter ended October 1, 2004).

10.3**	General Cable Corporation 1998 Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1997).

10.4**	General Cable Corporation 2000 Stock Option Plan (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2000).

10.4.1**	General Cable Corporation 2000 Stock Option Plan, amended and restated as of July 30, 2002 (incorporated by reference to exhibit 10.55 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2002).

10.4.2**	Form of Grant Agreement pursuant to the General Cable Corporation 2000 Stock Option Plan (incorporated by reference to exhibit 10.68 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarter ended October 1, 2004).

10.5**	Employment Agreement dated May 13, 1997, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.6 to the Initial S-1).

10.5.1**	Amendment dated March 16, 1998 to Employment Agreement dated May 13, 1997, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1997).

10.5.2**	Change-in-Control Agreement dated May 13, 1997, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.10 to the Initial S-1).

10.5.3**	Employment Agreement dated October 18, 1999, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

Exhibit
Number	Description
10.5.4**	Change-in-Control Agreement dated October 18, 1999 between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.26 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.5.5**	Amended and Restated Employment Agreement dated April 28, 2000, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.34 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.5.6**	Amended and Restated Change-in-Control Agreement dated April 28, 2000 between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.38 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period end March 31, 2000).

10.5.7**	Amendment dated August 6, 2001, to Employment Agreement between Gregory B. Kenny and General Cable Corporation (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 2001).

10.5.8**	Amendment dated August 6, 2001, to Change-in-Control Agreement between Gregory B. Kenny and General Cable Corporation (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 2001).

10.5.9**	Amendment No. 2 dated July 11, 2003 to Employment Agreement dated April 28, 2000 between Gregory B. Kenny and the Company (incorporated by reference to exhibit 10.56 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended June 30, 2003).

10.5.10**	Assignment Agreement dated June 9, 2003 by Gregory B. Kenny to General Cable Corporation (incorporated by reference to exhibit 10.59 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2003).

10.5.11**	Salary Adjustment for Chief Executive Officer dated January 26, 2005 (incorporated by reference to exhibit 99 to the Form 8-K Current Report as filed on February 1, 2005).

10.5.12**	Salary Adjustment for Chief Executive Officer dated February 7, 2006 (incorporated by reference to the Form 8-K Current Report as filed on February 7, 2006).

10.5.13**	Gregory B. Kenny Amended and Restated Employment agreement termed Termination Agreement, dated December 19, 2007 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 18, 2007).

10.6**	Employment Agreement dated May 13, 1997, between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.10 to the Initial S-1).

10.6.1**	Change-in-Control Agreement dated May 13, 1997, between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.12 to the Initial S-1).

10.6.2**	Employment Agreement dated October 18, 1999, between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.6.3**	Change-in-Control Agreement dated October 18, 1999 between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 1999).

10.6.4**	Amended and Restated Employment Agreement dated April 28, 2000, between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.36 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.6.5**	Amended and Restated Change-in-Control Agreement dated April 28, 2000 between Robert J. Siverd and the Company (incorporated by reference to Exhibit 10.40 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.6.6**	Amendment No. 1 dated July 11, 2003 to Employment Agreement dated April 28, 2000 between Robert J. Siverd and the Company (incorporated by reference to exhibit 10.58 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended June 30, 2003).

10.6.7**	Assignment Agreement dated June 9, 2003 by Robert J. Siverd to General Cable Corporation (incorporated by reference to exhibit 10.61 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2003).

10.6.8**	Robert J. Siverd Amended and Restated Employment agreement termed Termination Agreement dated December 19, 2007 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on December 18, 2007).

10.7.**	Letter of understanding with Brian J. Robinson as Senior Vice President, Chief Financial Officer and Treasurer dated December 22, 2006 (incorporated by reference to exhibits 99.1 and 99.2 to the Form 8-K Current Report as filed on December 22, 2006).

10.7.1**	Brian J. Robinson Novation Agreement dated December 19, 2007 (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on December 18, 2007).

10.8**	General Cable Corporation Deferred Compensation Plan dated April 1, 1996 (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1998).

10.8.1**	Amended and Restated General Cable Corporation Deferred Compensation Plan dated December 14, 1998 (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1998).

10.8.2**	General Cable Corporation Deferred Compensation Plan (Amended and Restated Effective January 1, 2008) (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 15, 2007).

10.8.3**	Fourth Amendment to the General Cable Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Form 8-K as filed on June 27, 2007).

10.8.4**	Registration Statement of additional Common Stock shares under the Deferred Compensation Plan (incorporated by reference to Form S-8 filed on June 30, 2008)

Exhibit
Number	Description
10.9*(†)	Third Amended and Restated Credit Agreement, dated October 31, 2007, by and among GCI, as Borrower, the Company and those certain other subsidiaries of the Company party thereto, as Guarantors, the Issuing Banks, the Lenders and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent for the Lenders, Collateral Agent and Security Trustee.

10.10	Master Agreement confirming the initiation of a $75.0 million cross currency and interest rate swap between General Cable Corporation and Merrill Lynch Capital Services, Inc., dated October 13, 2005 (incorporated by reference to exhibit 10.65 to the Annual Report on Form 10-K/A of General Cable Corporation for the year ended December 31, 2005).

10.11	Master Agreement confirming the initiation of a $75.0 million cross currency and interest rate swap between General Cable Corporation and Bank of America, N.A., dated October 13, 2005 (incorporated by reference to exhibit 10.65 to the Annual Report on Form 10-K/A of General Cable Corporation for the year ended December 31, 2005).

10.12	Form of Intercompany Agreement among Wassall PLC, Netherlands Cable V.B. and the Company (incorporated by reference to Exhibit 10.14 to the Initial S-1).

10.13	Stock Purchase Agreement dated May 13, 1997, among Wassall PLC, General Cable Industries Inc. and the Company (incorporated by reference to Exhibit 10.15 to the Initial S-1).

10.14**	BICCGeneral Supplemental Executive Retirement Plan dated December 15, 1999 (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1999).

10.15**	BICCGeneral Mid-Term Incentive Plan dated February 1, 2000 (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1999).

10.16	Share Purchase Agreement between General Cable Corporation and Pirelli Cavi e Sistemi S.p.A. dated February 9, 2000 (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1999).

10.17**	Amended and Restated Employment Agreement dated April 28, 2000, between Stephen Rabinowitz and the Company (incorporated by reference to Exhibit 10.33 to the Quarterly report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.18**	Term Sheet dated August 7, 2001, for Retirement and Termination of Employment Agreement dated October 18, 1999, as Amended, between General Cable Corporation and Stephen Rabinowitz (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period ended September 30, 2001).

10.19	Asset Purchase Agreement between Southwire Company and General Cable Industries, Inc. and General Cable Corporation dated September 5, 2001 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period end September 30, 2001).

10.20	Receivables Sale Agreement, dated as of May 9, 2001, between General Cable Industries, Inc. and General Cable Capital Funding, Inc. (incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2001).

10.21	Trust Termination Agreement for General Cable 2001 Master Trust dated November 24, 2003 (incorporated by reference to exhibit 10.62 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2003).

10.22	Corporate Governance Principles and Guidelines dated January 2004 (incorporated by reference to exhibit 10.65 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2003).

10.23**	Director Compensation Program modification dated January 26, 2005 (incorporated by reference to exhibit 99 to the Form 8-K Current Report as filed on February 1, 2005).

10.24**	Salary Adjustment for Chief Financial Officer and for Executive Vice President, General Counsel and Secretary dated February 18, 2005 (incorporated by reference to exhibit 99 to the Form 8-K Current Report as filed on February 22, 2005).

10.25**	General Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to exhibit 10.1 to the Form 8-K Current Report as filed on May 16, 2005).

10.26**	Incentive Stock Option Agreement (incorporated by reference to exhibit 10.2 to the Form 8-K Current Report as filed on May 16, 2005).

10.27**	Nonqualified Stock Option Agreement (incorporated by reference to exhibit 10.3 to the Form 8-K Current Report as filed on May 16, 2005).

10.28**	Restricted Stock Agreement (incorporated by reference to exhibit 10.4 to the Form 8-K Current Report as filed on May 16, 2005).

10.29**	Stock Unit Agreement (incorporated by reference to exhibit 10.5 to the Form 8-K Current Report as filed on May 16, 2005).

10.30**	Salary Adjustment for Executive Vice President, General Counsel and Secretary dated February 23, 2006 (incorporated by reference to the Form 8-K Current Report as filed on February 23, 2006).

10.31**	Separation Agreement and General Release of Claims and Amendment to Separation Agreement and General Release of Claims between General Cable Corporation and its Chief Financial Officer dated May 30, 2006 (incorporated by reference to exhibit 99.1 to the Form 8-K Current Report as filed on June 2, 2006).

10.32	Agreement for Convertible Note Hedges dated November 9, 2006, between the Company and Merrill Lynch, Pierce, Fenner & Smith Inc. (incorporated by reference to exhibit 10.1 to the Form 8-K as filed on November 16, 2006).

10.33	Agreement for Convertible Note Hedges dated November 9, 2006 between the Company and Credit Suisse Securities (USA) LLC (incorporated by reference to exhibit 10.2 to the Form 8-K as filed on November 16, 2006).

10.34	Agreement for Convertible Note Hedges dated November 9, 2006 between the Company and Wachovia (incorporated by reference to exhibit 10.3 to the Form 8-K as filed on November 16, 2006).

10.35	Agreement for Warrant Transactions dated November 9, 2006 between the Company and Merrill Lynch, Pierce, Fenner & Smith Inc. (incorporated by reference to exhibit 10.4 to the Form 8-K as filed on November 16, 2006).

10.36	Agreement for Warrant Transactions dated November 9, 2006 between the Company and Credit Suisse Securities (USA) LLC (incorporated by reference to exhibit 10.5 to the Form 8-K as filed on November 16, 2006).

10.37	Agreement for Warrant Transactions dated November 9, 2006 between the Company and Wachovia (incorporated by reference to exhibit 10.6 to the Form 8-K as filed on November 16, 2006).

Exhibit
Number	Description
10.38	Agreement for Convertible Note Hedges dated November 15, 2006 between the Company and Merrill Lynch, Pierce, Fenner & Smith Inc. (incorporated by reference to exhibit 10.7 to the Form 8-K as filed on November 16, 2006).

10.39	Agreement for Convertible Note Hedges dated November 15, 2006 between the Company and Credit Suisse Securities (USA) LLC (incorporated by reference to exhibit 10.8 to the Form 8-K as filed on November 16, 2006).

10.40	Agreement for Convertible Note Hedges dated November 15, 2006 between the Company and Wachovia (incorporated by reference to exhibit 10.9 to the Form 8-K as filed on November 16, 2006).

10.41	Agreement for Warrant Transactions dated November 15, 2006 between the Company and Merrill Lynch, Pierce, Fenner & Smith Inc. (incorporated by reference to exhibit 10.10 to the Form 8-K as filed on November 16, 2006).

10.42	Agreement for Warrant Transactions dated November 15, 2006 between the Company and Credit Suisse Securities (USA) LLC (incorporated by reference to exhibit 10.11 to the Form 8-K as filed on November 16, 2006).

10.43	Agreement for Warrant Transactions dated November 15, 2006 between the Company and Wachovia (incorporated by reference to exhibit 10.12 to the Form 8-K as filed on November 16, 2006).

10.44**	Salary Adjustment for President and Chief Executive Officer and Executive Vice President, General Counsel and Secretary dated February 14, 2007 (incorporated by reference to the Form 8-K Current Report as filed on February 16, 2007).

10.45	Purchase Agreement dated as of March 15, 2007, among the Company, certain guarantors and Goldman, Sachs & Co., as representative of the several purchasers named in Schedule I to the Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K Current Report as filed on March 21, 2007).

10.46**	Amendment to the Supplemental Executive Retirement Plan of General Cable Corporation (incorporated by reference to Exhibit 10.1 to the Form 8-K as filed on June 27, 2007).

10.47**	General Cable Corporation Executive Officer Severance Benefit Plan effective January 1, 2008 (Incorporated by reference to Exhibit 10.4 to Form 8-K filed on December 18, 2007).

10.48**	Separation Agreement and Addendum, Departure of Principal Officer (incorporated by reference to Current Report on Form 8-K as filed on July 24, 2008)

10.49	Joinder Agreement, between the Additional Guarantor and GE Financial (incorporated by reference to Exhibit 10.1 to Form 8-K as filed on April 18, 2008).

10.50	Pro forma financial information and PDIC audited financial statements are incorporated by reference to Current Report on Form 8-K on November 1, 2007, amended on January 14, 2008 and April 18, 2008

10.51**	Salary Adjustment for President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Treasurer and Executive Vice President, General Counsel and Secretary dated February 5, 2008 (incorporated by reference to the Form 8-K Current Report as filed on February 5, 2008)

10.52	General Cable adopted a written trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended. The Company implemented this written trading plan in connection with its share repurchase program, which was authorized by the Company’s Board of Directors and announced on October 29, 2008 (incorporated by reference to the Current Report on Form 8-K as filed on October 29, 2008 and November 26, 2008).

12.1	Computation of Ratio of Earnings to Fixed Charges (incorporated by reference to Exhibit 12.1 to Amendment No. 2 to the Annual Report on Form 10-K/A for the year ended December 31, 2008).

14.0	Code of Business Conduct and Ethics — available on the Company’s website at www.generalcable.com

21.1	List of Subsidiaries of General Cable (incorporated by reference to Exhibit 21.1 to Amendment No. 2 to the Annual Report on Form 10-K/A for the year ended December 31, 2008).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d) — 14.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d) — 14.

(†)	Certain confidential portions of this agreement have been omitted pursuant to a confidential treatment request filed separately with the Commission on November 17, 2009, as amended and supplemented in part on or about December 7, 2009.