Form 10-K
period 2009-12-31
GENERAL CABLE CORP /DE/
filed 2010-03-01
CIK 886035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $1,945.0 million at June 30, 2009 (based upon non-affiliate holdings of 50,970,817 shares and a market price of $38.16 per share).
As of February 22, 2010, there were 52,045,271 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

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
On October 31, 2007, the Company purchased the worldwide wire and cable business of Freeport-McMoRan Copper and Gold, Inc., which operated as Phelps Dodge International Corporation (PDIC). The acquisition was completed as part of the Company’s strategy to expand globally into energy and electrical infrastructure markets. With more than 50 years of experience in the wire and cable industry, PDIC manufactures a full range of electric utility, electrical infrastructure, construction and communication products. PDIC serves developing countries and customers in sectors that offer better growth opportunity over time than the developed world. In addition to its manufacturing capabilities, the acquisition of PDIC provided a global network of management, development, design, distribution, marketing assistance, technical support and engineering and purchasing services to contractors, distributors, and public and private utilities.
The Company has a strong market position in each of the segments in which it competes due to product, geographic, and customer diversity and its ability to operate as a low cost provider. Technical expertise and implementation of Lean Six Sigma (“Lean”) strategies have contributed to the Company’s ability to maintain its position as a low cost provider. The Company sells a wide variety of copper, aluminum and fiber optic wire and cable products, which it believes represents one of the most diversified product lines in the industry. As a result, the Company is able to offer its customers a single source for most of their wire and cable requirements. As of December 31, 2009, the Company manufactures its product lines in 44 facilities including two facilities owned by companies in which the Company has an equity investment and sells its products worldwide through its global operations.
Business Segments
The Company realigned its management structure along geographic lines as a result of the acquisition of PDIC and therefore, effective November 1, 2007, the Company’s three external reportable segments include – North America, Europe and North Africa, and Rest of World (ROW), which consists of operations in Latin America, Sub-Saharan Africa, Middle East and Asia Pacific. All three segments engage in the development, design, manufacturing, marketing and distribution of copper, aluminum, and fiber optic communication, electric utility and electrical infrastructure wire and cable products. In addition to the above products, the ROW segment and the Europe and North Africa segment develops, designs, manufactures, markets and distributes construction products and the ROW segment develops, designs, manufactures, markets and distributes rod mill wire and cable products. Additional financial information regarding the segments appears in Note 16 to the Consolidated Financial Statements. Items 1, 1A, 2, 7, and 8 of this Annual Report on Form 10-K give effect to the change in reportable segments and impact on historically reported results.
North America
The North America segment engages in the development, design, manufacturing, marketing and distribution of copper, aluminum, and fiber optic wires and cables principally in the United States and Canada primarily to domestic customers for use in the electric utility, electrical infrastructure and communications industries. The North America segment contributed approximately 34%, 35%, and 49% of the Company’s consolidated revenues for 2009, 2008 and 2007, respectively.

The ongoing weak economic conditions in the United States and Canada have negatively affected demand and pricing for a broad spectrum of markets in North America, particularly the electric utility market. Demand for electric utility products in North America is well below levels experienced during the last recession and has resulted in a very competitive pricing environment. We believe that most electric utility cable manufacturers in North America are operating at breakeven or worse. Growth in the electric utility market served by the Company is dependent on a variety of factors including governmental energy and tax policy, electricity demand, rate case decisions and the investment policies of electric utilities. The Company believes that the increase in electricity consumption in North America over the long-term has outpaced the rate of utility investment in North America’s energy grid. As a result, the Company believes the average age of power transmission cables has increased and the current electric transmission infrastructure needs to be upgraded in order to alleviate transmission grid reliability and capacity issues. Investment in the energy grid stemming from historical power outages in the U.S. and Canada and published studies by the North American Electric Reliability Council emphasizing the need to upgrade the power transmission infrastructure used by electric utilities should over time result in an increase in demand for the Company’s electric utility products. Improvements to the transmission grid infrastructure and reliability of power availability under energy legislation passed in the United States in 2005 have been difficult due to the complexities of interstate projects at the local, state and federal level. Investment in renewable energy has been a source of growth in the wire and cable industry over the last several years due, in part, to the availability of credit and tax incentives resulting from legislation passed in the United States in 2004. The investment tax credit portion of this legislation and subsequent legislation have generally provided for a relatively short investment time horizon which has caused extreme volatility as it relates to the investment in alternative energy over the last several years. As the Company is a significant manufacturer of wire and cable used in wind farms, increased investment in alternative energy, while volatile, has resulted in an increase in demand for the Company’s product in recent years. The highest level of investment in wire and cable to support the renewable energy sector, principally wind, was in 2008. However, in 2009 investment in alternative energy has declined significantly due to lower demand for electricity, excess capacity at many utilities and weak economic conditions. Additionally, the Company believes the economic stimulus package passed by Congress in 2009 contains legislation that should enhance investments in the electric transmission infrastructure, high-speed broadband infrastructure and alternative energy sources which over time may lead to an increase in demand for the Company’s products.
While we believe the overall long-term trend in demand for electric utility products remains positive, the Company believes that utilities are curtailing capital expenditures and reducing maintenance budgets resulting in a more guarded approach to grid reliability problems in the face of difficult economic conditions, declining demand for electricity in the past couple years and tightened credit markets in the United States. As a result of this weak-end market demand, certain manufacturing facilities have been temporarily idled from one week up to 90 days by extending planned shutdowns in an effort to balance inventory, production and expected demand. The Company may idle manufacturing facilities in the future from time to time depending on market conditions and expected demand. The Company permanently closed one energy plant following its extended shutdown due to its small scale and remote geographic location. The Company plans to relocate this equipment to other facilities in order to take advantage of markets in the developing world. Costs incurred as a result of this action were immaterial. The Company expects that over time growth rates for electric utility products in North America will be highly variable depending on related product business cycles and the approval and funding cycle times for large utility projects.
The Company has strategic alliances in the United States and Canada with a number of major utility customers and is strengthening its market position through these agreements. The Company utilizes a network of direct sales and authorized distributors to supply low-, medium-, and high-voltage bare overhead cable products. Approximately, 3,500 utility companies represent this market. A majority of the Company’s electric utility customers have entered into written agreements with the Company for the purchase of wire and cable products. These agreements typically have one to four year terms and provide adjustments to selling prices to reflect fluctuations in the cost of raw materials. These agreements do not guarantee a minimum level of sales. Approximately 60% of the Company’s 2009 electric utility business revenues in North America were under contract.
The market for electrical infrastructure cable products in North America has many niches. Sales in North America are heavily influenced by the level of industrial construction spending as well as the level of capital equipment investment and maintenance, factory automation and mining activity. The Company experienced strong demand throughout 2007 as a direct result of industrial construction spending in North America while demand in 2008 was influenced by industrial sector maintenance spending and high demand for products used in the mining, oil, gas, and petrochemical markets. Demand in 2009 decreased for these products due to the overall weak economic conditions and, in part, as a result of the significant decline in oil prices, which influence drilling, coal mining activity and investment in alternatives energy sources. The pricing environment has been and is expected to continue to be difficult due to excess capacity in the industry combined with weaker demand.
Sales of aftermarket automotive products are heavily influenced by the general overall health of the economy, ignition set complexity and ignition set design trends. Sales are often stronger during slower economic times since aftermarket ignition wire sets are used to maintain and lengthen the life of automobiles.
Over the last several years, demand for outside plant telecommunications cables has experienced a significant decline from historical levels. Overall demand for telecommunications products from the Company’s traditional Regional Bell Operating Company (RBOC) customers in North America has also declined over the last several years. Recent RBOC merger activity, declining broadband investment, allocation of capital to fiber-to-the-home initiatives, weakness in the United States housing market and budgetary constraints caused partially by higher copper costs have reduced both RBOC and distributor purchasing volume in this segment. During the fourth quarter of 2007, the Company rationalized outside plant telecommunication products manufacturing capacity due to continued declines in telecommunications cable demand. The Company closed a portion of its telecommunications capacity and recorded a pre-tax charge to write-off certain production equipment of $6.6 million.

The deployment of fiber optic products into the telephone network has negatively impacted telephone companies’ purchases of the Company’s copper based telecommunications cable products. The Company believes the negative impact on the purchase of copper based products has been somewhat mitigated in that some of its customers have upgraded a portion of their copper network to support further investment in fiber broadband networks. Growth in the overall communications market which is largely dependent upon housing starts and the level of information technology spending on network infrastructure is expected to remain weak in the foreseeable future due to the current economic conditions in the United States.
Europe and North Africa
The Europe and North Africa segment designs, manufactures, markets and distributes copper, aluminum and fiber optic cables originating in Spain, Portugal, France, Germany and Algeria and services markets throughout Europe and North Africa. This segment produces electric utility, electrical infrastructure, construction, and communications products. Additionally, the Europe and North Africa segment provides installation services for high-voltage and extra high-voltage electric utility projects around the world. The Europe and North Africa segment contributed approximately 36%, 35% and 42% of the Company’s consolidated revenues for 2009, 2008 and 2007, respectively.
This segment has expanded in recent years due to several key acquisitions. These acquisitions have broadened the Company’s customer base and the product offering to expand its presence in the European and North African markets. These acquisitions include the purchase of a majority ownership of Enica Biskra in May 2008, Norddeutsche Seekabelwerke GmBH& Co. (NSW) in April 2007, E.C.N. Cable Group S.L. (ECN) in August 2006 and Silec Cable, S.A.S. (Silec) in December 2005. Enica Biskra is a joint venture formed with an Algerian state-owned manufacturer of low and medium voltage power and construction cables. NSW is a global supplier of offshore communications, power and control cables as well as aerial cables for power utility communication and control networks. ECN global sales consist mostly of sales of aluminum aerial high-voltage cables, low- and medium-voltage insulated power cables and bi-metallic products used in electric transmission and communications. The Silec acquisition helped position the Company as a global leader in cabling systems for the energy transmission and distribution markets. These acquisitions demonstrate the Company’s strategic initiative to expand its global geographic and product diversity.
The ongoing weak economic conditions have affected a broad spectrum of markets throughout Europe, particularly in Spain, where the recessionary conditions have had a significant impact on the domestic construction markets. Growth in European and North African electric utility markets is largely dependent on the investment policies of electric utilities, infrastructure improvement and the growing needs of emerging economies. The Company believes that the increase in electricity consumption in Europe has outpaced the rate of utility investment in Europe’s energy grid, historically. As a result, the Company believes the average age of power transmission cables has increased and the current electric transmission infrastructure needs to be upgraded in order to alleviate transmission grid reliability and capacity issues. Similar to the economic stimulus focused on enhanced investment in electric transmission infrastructure, high-speed broadband infrastructure and offshore wind-energy projects as discussed in the Company’s North America segment, the Council of the European Union, as part of a broader economic recovery plan, recently earmarked funding for numerous projects in the field of energy which may over time lead to an increase in demand for the Company’s products. While the overall long-term trend in demand for electric utility products remains positive, demand for high-voltage and extra-high-voltage cables to upgrade the electricity grid as well as projects involving submarine energy cables and other alternative energy projects such as wind farm electricity generation including offshore wind farms have subsided somewhat in 2009 as compared to recent years as a result of the difficult economic conditions.
The market for electrical infrastructure cable products has many niches. The level of construction spending heavily influences sales in Europe and North Africa. The Company experienced high demand throughout 2005 and 2006 as a result of continuing strength in residential and non-residential construction spending in the region, particularly in Spain. However, demand for residential low-voltage cables and building wire has decreased during 2007 into and throughout 2008 and 2009 in the Spanish domestic market and may decrease further into the foreseeable future. Demand and pricing for most cable products in Europe, particularly in Spain are expected to remain weak in 2010.
Rest of World (ROW)
The ROW segment consists of sales, distribution and manufacturing facilities in Latin America, Sub-Saharan Africa, Middle East and Asia Pacific that resulted from the PDIC acquisition and is managed in conjunction with the Company’s historical operations in the Pacific Islands, New Zealand, Australia, India and China. The ROW segment develops, designs, manufactures, markets, and distributes wire and cable products for use in the electric utility, electrical infrastructure, construction and communications markets as well as rod mill products, specifically copper and aluminum rod. This segment contributed approximately 30%, 30% and 9% of the Company’s consolidated net sales in 2009, 2008 and 2007, respectively. It should be noted historical results only include PDIC results since the acquisition date of October 31, 2007. The ROW segment operations are located in Australia, Brazil, Chile, China, Costa Rica, Ecuador, El Salvador, Fiji, Honduras, India, Mexico, New Zealand, Panama, Philippines, South Africa, Thailand, Venezuela and Zambia. Additionally, as part of the rationalization of outside plant telecommunication products manufacturing capacity as discussed above in the North America segment, the Company has realigned assets at its Tetla, Mexico facility in order to provide for approximately 100,000 square feet of manufacturing space to manufacture energy, industrial and construction cable products for the local markets in Mexico as well as the markets in Central and South America.

While the ongoing weak global economic conditions have affected a broad spectrum of markets in ROW, particularly in Mexico and Central America, there have been catalysts for growth in Brazil, Venezuela and Southeast Asia. Overall, this segment is expected to grow prospectively as a result of its leading market positions in Latin America, Sub-Saharan Africa and Asia Pacific. This expectation is based on the fact that markets in these countries generally offer better growth opportunities over time than the developed markets of North America and Western Europe due to growing population and wealth driving demand for consumer goods, housing and electricity. Additionally, throughout the region, the Company anticipates an expanded product offering will provide greater accessibility to customers as it relates to investment in electrical infrastructure, construction and electric utilities throughout Central and South America although investment is expected to be influenced as a result of the credit restrictions and commodity volatility due to the ongoing weak global economic conditions.
In Brazil, political stability has contributed to several key initiatives as it relates to investment in electric utility, construction and electrical infrastructure products. Infrastructure related projects for the 2014 World Cup of Soccer, 2016 Olympic Games as well as other transmission related projects such as “Lights for All” which is a program intended to expand the availability of electricity to consumers throughout the country, may over time increase demand for the Company’s products. Political stability and abundant natural resources, particularly as it relates to offshore oil reserves have also contributed to the substantial growth in the housing and various other industrial segments throughout Brazil. In Venezuela, historically, the economy and political climate have been subject to considerable volatility. The Venezuelan government has exchange controls and currency transfer restrictions that limit the Company’s ability to convert bolivars into U.S. dollars and transfer funds out of Venezuela. The Venezuelan government has also devalued the bolivar a number of times, with the most recent devaluation occurring in January 2010, as more fully discussed in Note 22 to the Consolidated Financial Statements. However, in 2009, though subject to future volatility, the centralized political structure has led to several positive implications as it relates to the Company’s business, in the near-term, such as fewer competitors, a growing construction segment and a higher level of government investment in order to upgrade an aging and insufficient electricity transmission and distribution network. In Sub-Saharan Africa, countries such as South Africa and Zambia continue to experience investment in construction and housing markets in preparation for the 2010 Africa Cup of Nations to be held in South Africa and in Zambia where the National Housing Authority has authorized a significant housing appropriations agreement. The region has also experienced electricity shortages over the past few years in times of peak demand as a result of historical under investment in the regional energy infrastructure. This may cause an increase in future demand for the Company’s products over time.
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

A principal product category is data communication products that include high-bandwidth twisted copper and fiber optic cables and multi-conductor cables for customer premises, local area networks and telephone company central offices. Customer premise communication products are used for wiring at subscriber premises, and include computer, riser rated and plenum rated wire and cable. Riser cable runs between floors and plenum cable runs in air spaces, primarily above ceilings in non-residential structures. Local area network cables run between computers along horizontal raceways and in backbones between servers. Central office products interconnect components within central office switching systems and public branch exchanges. The Company sells data communications products primarily through a direct sales force.

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

Industry and Market Overview
The wire and cable industry is competitive, mature and cost driven. For many product offerings, there is little differentiation among industry participants from a manufacturing or technology standpoint. The Company’s end markets demonstrated recovery from the low points of demand experienced in 2003 over a number of years through the fourth quarter of 2007. However, beginning in the fourth quarter of 2007 and continuing through 2008 and 2009, the ongoing weak global economic conditions and slow or negative growth in certain markets around the world have resulted in lower demand and prices which has accelerated in 2009 as compared to 2008 and 2007. In the past several years, there has been significant merger and acquisition activity which, the Company believes, has led to a reduction in inefficient, high cost capacity in the industry. Wire and cable products are relatively low value added, higher weight (and therefore relatively expensive to transport) and often subject to regional or country specifications. The wire and cable industry is raw materials intensive with copper and aluminum comprising the major cost components for cable products. Changes in the cost of copper and aluminum are generally passed through to the customer, although there can be timing delays of varying lengths depending on the volatility in metal prices, the type of product, competitive conditions and particular customer arrangements.
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

Average daily selling price: ($ per pound)	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Year to Date
Copper Cathode
2009	1.57	2.15	2.67	3.03	2.35
2008	3.53	3.80	3.45	1.75	3.13
2007	2.70	3.46	3.48	3.25	3.22
Aluminum
2009	0.66	0.72	0.87	0.96	0.80
2008	1.28	1.38	1.31	0.87	1.21
2007	1.30	1.28	1.19	1.14	1.23
The Company purchases copper and aluminum from various global sources, generally through annual supply contracts. Copper and aluminum are available from many sources, however, unanticipated problems with the Company’s copper or aluminum rod suppliers could negatively affect the Company’s business. In North America, the Company has centralized the purchasing of its copper, aluminum and other significant raw materials to capitalize on economies of scale and to facilitate the negotiation of favorable purchase terms from suppliers. In 2009, the Company’s largest supplier of copper rod accounted for approximately 86% of its North American copper purchases while the largest supplier of aluminum rod accounted for approximately 87% of its North American aluminum purchases. The Company’s European operations purchase copper and aluminum rod from many suppliers or brokers with each generally providing a small percentage of the total copper and aluminum rod purchased. The Company’s ROW segment internally produces the majority of its copper and aluminum rod production needs and obtains cathode and ingots from various suppliers with each supplier generally providing a small percentage.
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
Advertising Expense
Advertising expense consists of expenses relating to promoting the Company’s products, including trade shows, catalogs, and e-commerce promotions, and is charged to expense when incurred. Advertising expense was $7.5 million, $11.1 million and $9.5 million in 2009, 2008 and 2007, respectively.
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

Employees
At December 31, 2009, General Cable employed approximately 11,300 persons, and collective bargaining agreements covered approximately 5,700 employees, or 50% of total employees, at various locations around the world. During the five calendar years ended December 31, 2009, the Company experienced two strikes in North America both of which were settled on satisfactory terms. There were no other major strikes at any of the Company’s facilities during the five years ended December 31, 2009. Labor agreements at two locations which expired in 2009 continue to be negotiated by the Company. The Company expects that these agreements will be settled on satisfactory terms. In the United States, Chile, Thailand, New Zealand, Mexico, Germany and Brazil union contracts will expire at nine facilities in 2010 and two facilities in 2011 representing approximately 18.2% and 4.8%, respectively, of total employees as of December 31, 2009. The Company believes it will successfully renegotiate these contracts as they come due. For countries not specifically discussed above, labor agreements, if applicable, are generally negotiated on an annual or bi-annual basis.
Disclosure Regarding Forward-Looking Statements
Certain statements in the 2009 Annual Report on Form 10-K including, without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures, understanding of competition, projected sources of cash flow, potential legal liability, proposed legislation and regulatory action, and our management’s beliefs, expectations or opinions, are forward-looking statements, and as such, we desire to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “may,” “anticipate,” “intend,” “estimate,” “project,” “plan,” “assume,” “seek to” or other similar expressions, although not all forward-looking statements contain these identifying words.
Actual results may differ materially from those discussed in forward-looking statements as a result of factors, risks and uncertainties over many of which we have no control. These factors include, without limitation, the following: economic and political consequences resulting from terrorist attacks, war and political and social unrest; increased exposure to political and economic developments, crises instability, terrorism, civil strife, expropriation and other risks of doing business in foreign markets, economic consequences arising from natural disasters and other similar catastrophes, such as floods, earthquakes, hurricanes and tsunamis; domestic and local country price competition, particularly in certain segments of the power cable market and other competitive pressures; general economic conditions, particularly those in the construction, energy and information technology sectors; changes in customer or distributor purchasing patterns in our business segments; our ability to increase manufacturing capacity and productivity; the financial impact of any future plant closures; our ability to successfully complete and integrate acquisitions and divestitures and our ability to realize expected cost savings or other perceived benefits of these transactions; our ability to negotiate extensions of labor agreements on acceptable terms and to successfully deal with any labor disputes; our ability to service, and meet all requirements under, our debt, and to maintain adequate domestic and international credit facilities and credit lines; our ability to pay dividends on our preferred stock; our ability to make payments of interest and principal under our existing and future indebtedness and to have sufficient available funds to effect conversions and repurchases from time to time; lowering of one or more debt ratings issued by nationally recognized statistical rating organizations, and the adverse impact such action may have on our ability to raise capital and on our liquidity and financial conditions; the impact of unexpected future judgments or settlements of claims and litigation; our ability to achieve target returns on investments in our defined benefit plans; our ability to avoid limitations on utilization of net losses for income tax purposes; our ability to continue our uncommitted accounts payable confirming arrangement and out accounts receivable financing arrangement for our European operations, the cost and availability of raw materials, including copper, aluminum and petrochemicals; our ability to increase our selling prices during periods of increasing raw material costs; the impact of foreign currency fluctuations, devaluations and changes in interest rates; the impact of technological changes; and other material factors. See Item 1A, “Risk Factors,” for a more detailed discussion on some of these risks. We do not undertake and specifically decline any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
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

Executive Officers of the Registrant
The following table sets forth certain information concerning the executive officers of General Cable on December 31, 2009.

Name	Age	Position
Gregory B. Kenny	57	President, Chief Executive Officer and Class II Director
Brian J. Robinson	41	Executive Vice President, Chief Financial Officer and Treasurer
Robert J. Siverd	61	Executive Vice President, General Counsel and Secretary
Domingo Goenaga	68	Executive Vice President, President and Chief Executive Officer, General Cable Europe and North Africa
Gregory J. Lampert	42	Executive Vice President, President and Chief Executive Officer, General Cable North America
Roddy Macdonald	61	Executive Vice President, Global Sales and Business Development
Mathias Sandoval	49	Executive Vice President, General Cable Rest of World, President and Chief Executive Officer, Phelps Dodge International Corporation
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
Certain statements in the 2009 Annual Report on Form 10-K including, without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures and our management’s beliefs, expectations or opinions, are forward-looking statements, and as such, we desire to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995. Our forward-looking statements should be read in conjunction with our comments in this report under the heading, “Disclosure Regarding Forward-Looking Statements.” Actual results may differ materially from those statements as a result of factors, risks and uncertainties over which we have no control. Such factors include, but are not limited to, the risks and uncertainties discussed below.
Risks Related to Our Business
•
Our net sales, net income and growth depend largely on the economic strength of the geographic markets that we serve, and if these markets become weaker, we would suffer decreased sales and net income.

Many of our customers use our products as components in their own products or in projects undertaken for their customers. Our ability to sell our products is largely dependent on general economic conditions, including how much our customers and end-users spend on power transmission and distribution infrastructures, industrial manufacturing assets, new construction and building, information technology and maintaining or reconfiguring their communications networks. Should the economic slowdown in the United States and European markets worsen or expand more fully to other parts of the world, the Company would suffer a further decrease in sales and net income.
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
During the year ended December 31, 2009, approximately 66% of our sales and approximately 78% of our assets were in markets outside North America. Our operations outside North America generated approximately 86% of our cash flows from operations during this period. Our financial results may be adversely affected by significant fluctuations or devaluations in the value of the U.S. dollar against foreign currencies or by the enactment of exchange controls or foreign governmental or regulatory restrictions on the transfer of funds. In addition, negative tax consequences relating to the repatriation of certain foreign income may adversely affect our cash flows.
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

•
Thailand recently experienced significant political and militant unrest in certain provinces. The country’s elected government was overthrown in September 2006, with an elected government only recently restored. A stabilizing factor in Thailand’s political conflict has been the role of the monarchy. The king is widely respected in Thailand and his political influence has been accepted by most Thais. His recent hospitalization and health have drawn attention to his successor. If the king’s succession plans remain unresolved while political divisions remain, opposing factions may intensify their struggle, with potentially destabilizing consequences.

•
Venezuela has experienced difficult economic conditions, relatively high levels of inflation, and foreign exchange and price controls which have historically limited the Company’s ability to convert Bolivar to US Dollar and transfer funds out of Venezuela. On January 7, 2010, the Venezuela’s National Consumer Price Index for December 2009 indicated the cumulative three-year inflation rate was over 100%. As a result, beginning January 1, 2010, the Company’s subsidiaries in Venezuela will be considered to be operating in a highly inflationary economy. On January 8, 2010, the Venezuelan government announced its intention to devalue its currency (Bolivar) and establish a two-tier foreign exchange structure. The official exchange rate for essential goods (food, medicine and other essential goods) and non-essential goods was adjusted from 2.15 Bolivars to each US Dollar to 2.60 and 4.30, respectively. General Cable expects that its products will be classified as non-essential. While the Company continues to evaluate the impact of these actions by the Venezuelan government, the Company expects to record a charge in the first quarter of 2010 related primarily to the remeasurement of the local balance sheet on the date of the devaluation. There was no impact to the Company’s 2009 results of operations or cash flows. See Note 22 to the Consolidated Financial Statement for additional information. The President of Venezuela has the authority to legislate certain areas by decree, and the Venezuelan government has nationalized or announced plans to nationalize certain industries and has sought to expropriate certain companies and property. In both 2009 and 2008, net sales attributable to Venezuela were approximately 5% of consolidated net sales. In 2009 and 2008, operating income attributable to Venezuela was approximately 28% and 10% respectively, of consolidated operating income.

•
Algeria has a tumultuous past, characterized by violence and terrorism. The country’s government has been moderately successful in neutralizing these threats creating a more receptive political and social atmosphere.

Many of these factors typically become more prevalent during periods of economic stress; therefore, current global economic conditions may exacerbate certain of these risks. For example, we are subject to foreign currency risk and economic and political instability which can lead to significant and unpredictable volatility in currency rates, including significant currency devaluations, which may negatively impact our revenues, gross margins, results of operations and financial position.
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
The costs of copper and aluminum, the most significant raw materials we use, have been subject to considerable volatility over the past few years. Volatility in the price of copper, aluminum, polyethylene, petrochemicals, and other raw materials, as well as fuel, natural gas and energy, may in turn lead to significant fluctuations in our cost of sales. Additionally, sharp increases in the price of copper can also reduce demand if customers decide to defer their purchases of copper wire and cable products or seek to purchase substitute products. Although we attempt to recover copper and other raw material price changes either in the selling price of our products or through our commodity hedging programs, there is no assurance that we can do so successfully or at all in the future particularly during times of slow economic growth.

•	Interruptions of supplies from our key suppliers may affect our results of operations and financial performance.
Interruptions of supplies from our key suppliers, including as a result of catastrophes such as hurricanes, earthquakes, floods or terrorist activities, could disrupt production or impact our ability to increase production and sales. All copper and aluminum rod used in our North American operations is externally sourced, and our largest supplier of copper rod accounted for approximately 86% of our North American purchases in 2009 while our largest supplier of aluminum rod accounted for approximately 87% of our North American purchases in 2009. The Company’s European operations purchase copper and aluminum rod from many suppliers with each supplier generally providing a small percentage of the total copper and aluminum rod purchased while operations in ROW internally produce the majority of their copper and aluminum rod production needs and obtain cathode and ingots from various sources with each supplier generally providing a small percentage of the total amount of raw materials purchased. Any unanticipated problems with our copper or aluminum rod suppliers could have a material adverse effect on our business. Additionally, we use a limited number of sources for most of the other raw materials that we do not produce. We do not have long-term or volume purchase agreements with most of our suppliers, and may have limited options in the short-term for alternative supply if these suppliers fail to continue the supply of material or components for any reason, including their business failure, inability to obtain raw materials or financial difficulties. Moreover, identifying and accessing alternative sources may increase our costs.
•	Failure to negotiate extensions of our labor agreements as they expire may result in a disruption of our operations.
As of December 31, 2009, approximately 50% of our employees were represented by various labor unions. During the five calendar years ended December 31, 2009, we have experienced two strikes, which were settled on satisfactory terms.
We are party to labor agreements with unions that represent employees at many of our manufacturing facilities. In the United States, Chile, Thailand, New Zealand, Mexico, Germany and Brazil, union contracts will expire at nine facilities in 2010 and two facilities in 2011 representing approximately 18.2% and 4.8%, respectively, of total employees as of December 31, 2009. Labor agreements are generally negotiated on an annual or bi-annual basis and the risk exists that labor agreements may not be renewed on reasonably satisfactory terms to the Company or at all. We cannot predict what issues may be raised by the collective bargaining units representing our employees and, if raised, whether negotiations concerning such issues will be successfully concluded. A protracted work stoppage could result in a disruption of our operations which could, in turn, adversely affect our ability to deliver certain products and our financial results.
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
In addition, changes in the legislative environment could affect the growth and other aspects of important markets served by us. Legislation was enacted, such as the Energy Policy Act of 2005, to establish a comprehensive, long-range national energy policy. Among other things, it provides tax credits and other incentives for the production of traditional sources of energy, as well as alternative energy sources, such as wind, wave, tidal and geothermal power generation systems. Although we believe legislative efforts have had a positive impact on us and our financial results, we cannot be certain that this impact will continue. Further, we cannot predict the impact, either positive or negative, that changes in laws or industry standards may have on our future financial results, cash flows or financial position.

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
During 2008 and 2009, approximately 38% of our domestic net sales were made to independent distributors and four of our ten largest customers were distributors. Distributors accounted for a substantial portion of sales of our communications- and industrial-related products. During 2008 and 2009, approximately 10% and 11%, respectively, of our domestic net sales were to retailers. The two largest retailers combined to account for approximately 2% of our worldwide net sales in 2008 and 2009.
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
We face pricing pressures in each of our markets as a result of significant competition or over-capacity. While we continually work toward reducing our costs to respond to the pricing pressures that may continue, we may not be able to achieve proportionate reductions in costs. While we generally were successful in raising prices to recover increased raw material costs in the period from the second quarter of 2004 through 2008, pricing pressures have accelerated in 2009, and price volatility is expected for the foreseeable future. Further pricing pressures, without offsetting cost reductions, could adversely affect our financial results.
•	If either our uncommitted accounts payable confirming arrangement or our accounts receivable financing arrangement for our European operations is cancelled, our liquidity may be negatively impacted.
Our Spanish operations participate in accounts payable confirming arrangements with several European financial institutions. We negotiate payment terms with suppliers of generally 180 days and submit invoices to the financial institutions with instructions for the financial institutions to transfer funds from our Spanish operations’ accounts on the due date (on day 180) to the receiving parties to pay the invoices in full. At December 31, 2009, the arrangements had a maximum availability limit of the equivalent of approximately $443.1 million, of which approximately $282.0 million was drawn. Should the availability under these arrangements be reduced or terminated, we may be required to repay the outstanding obligations over 180 days and may have to seek alternative arrangements. We also have approximately $125.4 million available under uncommitted, Euro-denominated facilities in Europe, which allow us to sell at a discount, with no or limited recourse, a portion of our accounts receivable to financial institutions. As of December 31, 2009, we have drawn approximately $1.1 million from these accounts receivable facilities. We do not have firm commitments from these institutions to purchase our accounts receivable. We cannot assure you that alternate arrangements will be available on favorable terms or at all. Failure to obtain alternative arrangements in such case would negatively impact our liquidity.
•	We are exposed to counterparty risk in our hedging arrangements.
From time to time we enter into arrangements with financial institutions to hedge our exposure to fluctuations in commodity prices, currency and interest rates, including forward contracts and swap agreements. Recently, a number of financial institutions similar to those that serve as counterparties to our hedging arrangements have been adversely affected by the global credit crisis. The failure of one or more counterparties to our hedging arrangements to fulfill or renew their obligations to us could adversely affect our results of operations. At times, depending on the extent of any unrealized loss position(s) on a derivative contract(s), certain counterparties may require us to post collateral to secure our derivative contract position.

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
During the fourth quarter of 2007, the Company rationalized outside plant telecommunication products manufacturing capacity due to continued declines in telecommunications cable demand. The Company closed a portion of its telecommunications capacity located primarily at its Tetla, Mexico facility and recorded a pre-tax charge to write-off certain production equipment of $6.6 million. This action freed approximately 100,000 square feet of manufacturing space, which the Company is utilizing for other products for the local markets in Mexico as well as the markets in Central and South America. During the fourth quarter of 2009, the Company permanently closed one energy plant following an extended shutdown due to its small scale and remote geographic location. The Company plans to relocate this equipment to other facilities in order to take advantage of markets in the developing world. Future rationalization of plant manufacturing capacity could result in charges that affect our results of operations in the period recognized.
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
There are 1,126 pending non-maritime asbestos cases involving our subsidiaries. The majority of these cases involve plaintiffs alleging exposure to asbestos-containing cable manufactured by our predecessors. In addition to our subsidiaries, numerous other wire and cable manufacturers have been named as defendants in these cases. Our subsidiaries have also been named, along with numerous other product manufacturers, as defendants in 33,325 suits in which plaintiffs alleged that they suffered an asbestos-related injury while working in the maritime industry. These cases are referred to as MARDOC cases and are currently managed under the supervision of the U.S. District Court for the Eastern District of Pennsylvania. On May 1, 1996, the District Court ordered that all pending MARDOC cases be administratively dismissed without prejudice and the cases cannot be reinstated, except in certain circumstances involving specific proof of injury. We cannot assure you that any judgments or settlements of the pending non-maritime and/or MARDOC asbestos cases or any cases which may be filed in the future will not have a material adverse effect on our financial results, cash flows or financial position. Moreover, certain of our insurers may become financially unstable and in the event one or more of these insurers enter into insurance liquidation proceedings, we will be required to pay a larger portion of the costs incurred in connection with these cases. While the cumulative average settlement through December 31, 2009 has been approximately $575 per case, the average settlement paid to resolve litigation has increased significantly above that amount, reaching $12,650 per case for litigation settled in 2009, as the mix of cases currently being listed for trial in state courts and those which may be listed in the future, which may need to be resolved, generally involve more serious asbestos related injuries.
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

•	There are pending antitrust and competition law investigations relating to the cable industry.
The U.S. Department of Justice, or DOJ, and the European Commission have been conducting antitrust and competition law investigations relating to the cable industry, which we believe relate primarily to the submarine and underground high-voltage cables businesses. We have not been engaged in the high-voltage submarine cable business. We only recently entered the submarine cable business in March 2009 through our German affiliate, Norddeutsche Seekabelwerke GmbH & Co., which we acquired in 2007. We have received requests for information from both the DOJ and the European Commission in connection with their investigations. We have provided documents to the DOJ and responded to their questions. With regard to the European investigation, which, in our case, has been focused principally on our Spanish operations, we completed our response to the request for information on November 16, 2009. We may receive further requests for information from the DOJ and the European Commission.
No wrongdoing by us or any of our subsidiaries has been alleged by U.S. antitrust and European Union competition authorities. If any claims were to be made, defending them could involve us in lengthy proceedings. If we or our subsidiaries were found to have violated antitrust or competition regulations, we or our subsidiaries could be subject to fines and claims for damages, which could be substantial.
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
As a result of the PDIC acquisition, we succeeded to substantially all of the liabilities associated with the wire and cable business we acquired, which may include, without limitation:
•	environmental risks and liabilities related to the operation of the acquired assets;

•	risks associated with these operations in various foreign countries, including in · Brazil, China, Colombia, India, Thailand, Venezuela and Zambia;

•	existing product liability claims with respect to the acquired wire and cable · products;

•	other existing litigation and tax liabilities involving the acquired wire and cable · business; and

•	employee and employee benefit liabilities.
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

We sponsor defined benefit pension plans around the world. Pension expense for the defined benefit pension plans sponsored by us is determined based upon a number of actuarial assumptions, including an expected long-term rate of return on assets and discount rate. The use of these assumptions makes our pension expense and our cash contributions subject to year-to-year volatility. As of December 31, 2009, 2008 and 2007, the defined benefit pension plans were underfunded by approximately $103.4 million, $122.2 million and $72.5 million respectively, based on the actuarial methods and assumptions utilized for purposes of the applicable accounting rules and interpretations. We have experienced volatility in our pension expense and in our cash contributions to our defined benefit pension plans. In 2009, pension expense was $16.3 million an increase of approximately $8.1 million from 2008 and cash contributions were $13.9 million a increase of approximately $4.6 million from 2008. The Company estimates its 2010 pension expense for its defined benefit plans will decrease to approximately $14.2 million. In the event that actual results differ from the actuarial assumptions or actuarial assumptions are changed, the funded status of our defined benefit pension plans may change and any such deficiency could result in additional charges to equity and an increase in future pension expense and cash contributions.
Risks Related to Our Debt
•	Our substantial indebtedness could adversely affect our business and financial condition.
We have a significant amount of debt. As of December 31, 2009, we had $922.3 million of debt outstanding, $100.7 million of which was secured indebtedness, and $293.6 million of additional borrowing capacity available under our amended senior secured credit facility (“Amended Credit Facility”), $64.4 million of additional borrowing capacity under our Spanish subsidiary’s revolving credit facility (“Spanish Credit Facility”) and approximately $50.1 million of additional borrowing capacity under agreements related to ECN and approximately $361.4 million of additional borrowing capacity under our various credit agreements related to ROW, subject to certain conditions. As of December 31, 2009, we had $10.6 million 1.00% Senior Convertible Notes, $355.0 million in 0.875% Senior Convertible Notes and $429.5 million Subordinated Convertible Notes and $200.0 million of fixed-rate 7.125% Senior Notes and $125.0 million of Senior Floating Rate Notes outstanding. Subject to the terms of the Amended Credit Facility, our Spanish subsidiary’s term loan (“Spanish Term Loan”) and Spanish Credit Facility and the indentures governing our 1.00% Senior Convertible Notes, 0.875% Senior Convertible Notes, 7.125% Senior Notes and Senior Floating Rate Notes, we may also incur additional indebtedness, including secured debt, in the future. See Item 7 of this document for details on the various debt agreements.

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
We may not have sufficient cash to pay, or may not be permitted to pay, the cash portion of the required consideration that we may need to pay if the 1.00% Senior Convertible Notes, the 0.875% Senior Convertible Notes or the Subordinated Convertible Notes are converted. We will be required to pay to the holder of a note a cash payment equal to the lesser of the principal amount of the notes being converted or the conversion value of those notes. This part of the payment must be made in cash, not in shares of our common stock. As a result, we may be required to pay significant amounts in cash to holders of the notes upon conversion. A failure to pay the required cash consideration would be an event of default under the indenture governing the 1.00% Senior Convertible Notes, the 0.875% Senior Convertible Notes and the Subordinated Convertible Notes, which could lead to cross-defaults under our other indebtedness.
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
•	Despite our current level of indebtedness, we may be able to incur substantially more indebtedness. This could further exacerbate the risks associated with our indebtedness.
Although we now have a significant amount of debt, we may be able to incur substantially more debt in the future. As of December 31, 2009, we had the ability to incur up to $293.6 million of additional secured debt under our senior secured credit facility and $125.4 million in secured debt under our foreign secured credit facilities. Any such additional indebtedness incurred will be expressly or effectively senior to the convertible notes. Our senior secured credit facility and the indenture governing our 2015 and our 2017 notes contain restrictions on the incurrence of additional debt, which restrictions are subject to a number of qualifications and exceptions, and debt incurred in compliance with these restrictions could be substantial. If new debt is added to our current debt levels, the risks described above would intensify.
•	The agreements that govern our secured indebtedness, our 7.125% Senior Notes and Senior Floating Rate Notes contain various covenants that limit our discretion in the operation of our business.
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
Certain portions of our debt contain prepayment or acceleration rights at the election of the holders upon a covenant default, change in control or fundamental change, which prepayment or acceleration rights, if exercised, could constitute an event of default under other portions of our debt. It is possible that we would be unable to fulfill all of these obligations simultaneously.
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
•	To service our indebtedness, we will require a significant amount of cash, and our ability to generate cash depends on many factors beyond our control.
Our ability to make payments on our indebtedness, to refinance our indebtedness and fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
We believe our cash flows from operating activities and our existing capital resources, including the liquidity provided, and to be provided, by our senior secured credit facility and our European subsidiaries’ credit facilities, will be sufficient to fund our operations and commitments for at least the next twelve months.
We cannot assure you, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under our credit facilities in an amount sufficient to enable us to make payments with respect to our indebtedness or to fund our other liquidity needs. To do so, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, reduce or delay capital expenditures or seek additional equity financing. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

•	If we fail to meet our payment or other obligations under our secured indebtedness, the lenders under this indebtedness could foreclose on, and acquire control of, substantially all of our assets.
The lenders under our senior secured credit facility have a pledge of all of the capital stock of our existing domestic and Canadian subsidiaries and any future domestic and Canadian subsidiaries. Additionally, the lenders under our senior secured credit facility have a lien on substantially all of our domestic and Canadian assets, including our existing and future accounts receivable, cash, general intangibles, investment property and real property. We also have incurred secured debt in connection with some of our European operations. The lenders under these European secured credit facilities also have liens on assets of certain of our European subsidiaries. As a result of these pledges and liens, if we fail to meet our payment or other obligations under any of our secured indebtedness, the lenders under the applicable credit agreement would be entitled to foreclose on substantially all of our assets and liquidate these assets. Under those circumstances, we may not have sufficient funds to pay our obligations.
•	A downgrade in our financial strength or credit ratings could limit our ability to conduct our business or offer and sell additional debt securities, and could hurt our relationships with creditors.
Nationally recognized rating agencies currently rate our debt. Ratings are not recommendations to buy or sell our securities. We may, in the future, incur indebtedness with interest rates that may be affected by changes in or other actions associated with our credit ratings. Each of the rating agencies reviews its ratings periodically, and previous ratings for our debt may not be maintained in the future. Rating agencies may also place us under review for potential downgrade in certain circumstances or if we seek to take certain actions. A downgrade of our debt ratings or other negative action, such as a review for a potential downgrade, could affect the market price of our existing 0.875% Senior Convertible Notes, 1.00% Senior Convertible Notes or our Subordinated Convertible Notes. Furthermore, these events may negatively affect our ability to raise additional debt with terms and conditions similar to our current debt, and accordingly, likely increase our cost of capital. In addition, a downgrade of these ratings, or other negative action, could make it more difficult for us to raise capital to refinance any maturing debt obligations, to support business growth and to maintain or improve the current financial strength of our business and operations.
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
Sales or issuances of substantial numbers of additional shares of common stock, including shares of common stock underlying the 0.875% and 1.00% Senior Convertible Notes, Subordinated Convertible Notes and shares of our outstanding Series A preferred stock, as well as sales of shares that may be issued in connection with future acquisitions, or the perception that such sales could occur, may have a harmful effect on prevailing market prices for our common stock and our convertible securities and our ability to raise additional capital in the financial markets at a time and price favorable to us. Our amended and restated certificate of incorporation, as amended, provides that we have authority to issue 200 million shares of common stock. As of December 31, 2009, there were approximately 52.0 million shares of common stock outstanding (net of treasury shares), approximately 0.4 million shares of common stock issuable upon the exercise of currently outstanding stock options and approximately 0.4 million shares of common stock issuable upon conversion of our outstanding Series A preferred stock. In addition, a maximum of approximately 0.2 million and 14.3 million shares of our common stock could be issuable upon conversion of our 1.00% Senior Convertible Notes and Subordinated Convertible Notes, respectively. Similarly, a maximum of approximately 9.0 million shares of common stock could be issuable upon conversion of our 0.875% Senior Convertible Notes and approximately 7.0 million shares of common stock could be issuable due to the issuance of warrants we issued in connection with the offering of our 0.875% Senior Convertible Notes. All of the shares of our common stock that could be issued pursuant to the conversion of our 0.875% and 1.00% Senior Convertible Notes and Subordinated Convertible Notes by holders who are not our affiliates would be freely tradable by such holders.

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
The effect, if any, of these transactions and activities in connection with the 0.875% Senior Convertible Notes on the market price of our common stock will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the trading price of our common stock and, as a result, the number of shares and value of the common stock received upon conversion of our 0.875% and 1.00% Senior Convertible Notes and Subordinated Convertible Notes.
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

Manufacturing properties by country	Square Feet	Owned or Leased
North America
United States — 13	5,383,200	10 owned, 3 leased
Canada — 2	285,000	2 owned
Mexico (North) — 2	103,400	2 leased
Europe and North Africa
Spain — 4	1,373,000	4 owned
France — 1	1,000,000	1 owned
Algeria — 1	807,300	1 owned
Germany — 1	511,300	1 owned
Portugal — 1	255,000	1 owned
ROW
Venezuela — 3	1,058,400	3 owned
Brazil — 2	951,800	2 owned
Thailand — 2	640,000	2 owned
Chile — 1	516,700	1 owned
Philippines — 1	470,000	1 owned
India — 1	389,900	1 owned
New Zealand — 2	314,000	2 owned
China — 1	279,800	1 owned
Mexico (South) — 1	218,000	1 owned
Costa Rica — 1	213,000	1 owned
Zambia — 1	187,900	1 owned
Honduras — 1	76,300	1 owned

ITEM 3.	LEGAL PROCEEDINGS
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
As part of the acquisition of Silec, SAFRAN SA agreed to indemnify General Cable against environmental losses arising from breach of representations and warranties on environmental law compliance and against losses arising from costs General Cable could incur to remediate property acquired based on a directive of the French authorities to rehabilitate property in regard to soil, water and other underground contamination arising before the closing date of the purchase. These indemnities are for a six-year period ending in 2011 while General Cable operates the businesses subject to sharing of certain losses (with SAFRAN covering 100% of losses in year one, 75% in years two and three, 50% in year four, and 25% in years five and six). The indemnities are subject to an overall limit of 4.0 million euros. As of December 31, 2009, there were no claims outstanding under this indemnity.
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

General Cable has been a defendant in asbestos litigation for approximately 20 years. As of December 31, 2009, General Cable was a defendant in 34,451 lawsuits. Also, 33,325 of these lawsuits have been brought on behalf of plaintiffs by a single admiralty law firm (“MARDOC”) and seek unspecified damages. Plaintiffs in the MARDOC cases generally allege that they formerly worked in the maritime industry and sustained asbestos-related injuries from products that General Cable ceased manufacturing in the mid-1970s. The MARDOC cases are managed and supervised by a federal judge in the United States District Court for the Eastern District of Pennsylvania (“District Court”) by reason of a transfer by the judicial panel on Multidistrict Litigation (“MDL”).
In the MARDOC cases in the MDL, the District Court in May 1996 dismissed all pending cases filed without prejudice and placed them on an inactive administrative docket. To reinstate a MARDOC case from the inactive docket, plaintiffs’ counsel must show that the plaintiff not only suffered from a recognized asbestos-related injury, but also must produce specific product identification evidence to proceed against an individual defendant. During 2009 the District Court identified approximately 230 cases in which plaintiffs were to identify defendants against whom they could proceed. General Cable was not identified by plaintiffs in any of the aforementioned cases.
As of December 31, 2009, General Cable was a defendant in 34,451 cases brought in various jurisdictions throughout the United States. With regards to the 1,126 remaining non-maritime cases, General Cable has aggressively defended these cases based upon either lack of product identification as to General Cable manufactured asbestos-containing product and/or lack of exposure to asbestos dust from the use of General Cable product. In the last 20 years, General Cable has had no cases proceed to verdict. In many of the cases, General Cable was dismissed as a defendant before trial for lack of product identification.
For cases outside the MDL as of December 31, 2009, Plaintiffs have asserted monetary damages in approximately 278 cases. In 135 of these cases, plaintiffs allege only damages in excess of some dollar amount (about $233 thousand per plaintiff); in these cases there are no claims for specific dollar amounts requested as to any defendant. In 138 other cases pending in state and federal district courts (outside the MDL), plaintiffs seek approximately $276.0 million in damages from as many as 110 defendants. In five cases, plaintiffs have asserted damages related to General Cable in the amount of $2.1 million. In addition, in relation to these 278 cases, there are claims of $112.0 million in punitive damages from all of the defendants. However, many of the plaintiffs in these cases allege non-malignant injuries.
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
Further, as indicated above, General Cable has approximately 20 years of experience in this litigation, and has, to date, resolved the claims of approximately 11,395 plaintiffs. The cumulative average settlement through December 31, 2009 has been approximately $575 per case. However, the average settlements paid to resolve litigation in 2009 and 2008 have increased significantly above that amount as the mix of cases currently being listed for trial in state courts and those which may be listed in the future, which may need to be resolved, involve more serious asbestos related injuries. As of December 31, 2009 and 2008, the Company had accrued on its balance sheet, on a gross basis, a liability of $5.1 million and $5.0 million, respectively, for asbestos-related claims and had recorded insurance recoveries of approximately $0.5 million. The net amount of $4.6 million and $4.5 million, as of December 31, 2009 and 2008, respectively, represents the Company’s best estimate in order to cover resolution of future asbestos-related claims.
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

ITEM 4.	RESERVED
PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
General Cable’s common stock is listed on the New York Stock Exchange under the symbol “BGC”. As of February 22, 2010, there were approximately 1,822 registered holders of the Company’s common stock. The following table sets forth the high and low daily sales prices for the Company’s common stock as reported on the New York Stock Exchange during the years ended December 31:

	2009		2008
	High	Low	High	Low
First Quarter	$23.64	$12.77	$72.04	$51.29
Second Quarter	41.69	21.02	73.22	59.07
Third Quarter	42.73	32.13	62.45	34.25
Fourth Quarter	40.68	27.89	35.63	7.62
Dividends
The Company currently does not pay dividends on its common stock. The future payment of dividends on common stock is subject to the discretion of General Cable’s Board of Directors, restrictions under the Series A preferred stock, restrictions under the Company’s current Amended Credit Facility, the indentures governing the 1.00% Senior Convertible Notes, the 0.875% Convertible Notes, Subordinated Convertible Notes, the 7.125% Senior Notes and the Senior Floating Rate Notes and the requirements of Delaware General Corporation Law, and will depend upon general business conditions, financial performance and other factors the Company’s Board of Directors may consider relevant. General Cable does not expect to pay cash dividends on common stock in the foreseeable future.
Securities Authorized for Issuance under Equity Compensation Plans
Information related to the Company’s securities authorized for issuance under equity compensation plans, including the tabular disclosure, is presented in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Performance Graph
The graph below compares the annual percentage change in cumulative total shareholder return on General Cable stock in relation to cumulative total return of the Standard & Poor’s 500 Stock Index, and a peer group of companies (“2008 Peer Group”). The data shown are for the period beginning May 16, 1997, the date that General Cable (“BGC”) common stock began trading on the NYSE, through December 31, 2009.

	May	Dec.	Dec.	Dec.	Dec.	Dec.	Dec.	Dec.	Dec.	Dec.	Dec.	Dec.	Dec.	Dec.
	1997	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
General Cable	100	167	143	53	32	97	29	62	105	149	331	555	134	223
2009 Peer Group	100	124	95	160	133	112	52	95	107	118	236	277	104	162
S&P 500	100	117	148	177	159	138	106	134	146	150	171	177	109	134

(1)
Assumes the value of the investment in General Cable common stock and each index was 100 on May 16, 1997. The 2009 Peer Group consists of Belden CDT Inc. (NYSE: BDC), CommScope, Inc. (NYSE: CTV), Draka Holding, N.V. (Euronext Amsterdam Stock Exchange) and Nexans (Paris Stock Exchange). The Peer Group has consisted of the same basic companies since 2005. Returns in the 2009, 2008 and 2007 Peer Group are weighted by capitalization.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
During the fourth quarter of 2007, the Company issued $475.0 million 1.00% Senior Convertible Notes Due 2012, dated October 2, 2007, by and among General Cable Corporation, the subsidiary guarantors named therein, and U.S. Bank National Association, as Trustee. The Notes were sold to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended and related information has been previously provided on the Current Report on Form 8-K as filed on October 2, 2007 (incorporated by reference herein to Exhibit 4.9). Subsequently, on April 16, 2008, the Company completed an automatic shelf registration statement (Registration) of securities of well-known seasoned issuers on Form S-3ASR. The Registration was used by the selling security holders to resell their Notes and common stock issuable upon conversion of their Notes. The Company did not receive any of the proceeds from the sale of the Notes or the common stock issuable upon conversion of the Notes.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Company was authorized by its Board of Directors on October 29, 2008 to institute a stock repurchase program for up to $100 million of common stock (incorporated by reference herein to Exhibit 10.52). The Company purchased approximately $11.7 million or 1.0 million of common shares at an average price of $11.65 per share under terms of this program during the fourth quarter of 2008. The stock repurchase program was effective for one year and expired on October 29, 2009. The Company did not repurchase any of its stock during 2009. In 2007, the Company did not have a stock repurchase program and as a result did not repurchase any of its common stock. The employees of the Company do have the right to surrender to the Company shares in payment of minimum tax obligations upon the vesting of grants of common stock under the Company’s equity compensation plans. Minimal shares were surrendered during the fourth quarter of 2008. For the year ended December 31, 2009, 13,989 total shares were surrendered to the Company by employees in payment of minimum tax obligations upon the vesting of nonvested stock under the Company’s equity compensation plans, and the average price paid per share was $24.29.

ITEM 6.	SELECTED FINANCIAL DATA
The selected financial information for the last five years ended December 31 and as of December 31, 2009, 2008, 2007 and 2005 was derived from audited consolidated financial statements. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statement and related notes thereto, especially as the information pertains to 2009, 2008 and 2007 activity.

	Year Ended December 31,
	2009(1,2)	2008(1,2)	2007(1,2,3)	2006(1,4)	2005(5)
	(in millions, except metal price and share data)
Net sales	$4,385.2	$6,230.1	$4,614.8	$3,665.1	$2,380.8
Gross profit	597.3	802.4	662.7	471.0	270.7
Operating income	257.7	421.4	366.1	235.9	98.5
Other income (expense)	7.0	(27.2)	(3.4)	(0.1)	(0.5)
Interest expense, net	(83.0)	(91.8)	(48.5)	(36.7)	(37.0)
Loss on extinguishment of debt	(7.6)	—	(25.3)	—	—
Income before income taxes	174.1	302.4	288.9	199.1	61.0
Income tax provision	(58.4)	(104.9)	(97.6)	(65.3)	(21.8)
Equity in net earnings of affiliated companies	0.9	4.6	0.4	—	—
Net income including noncontrolling interest	116.6	202.1	191.7	133.8	39.2
Less: preferred stock dividends	(0.3)	(0.3)	(0.3)	(0.3)	(22.0)
Less: Net income attributable to noncontrolling interest	(7.9)	(13.1)	(0.2)	—	—
Net income attributable to Company common shareholders	$108.4	$188.7	$191.2	$133.5	$17.2
Earnings per common share-basic (6)	$2.08	$3.59	$3.66	$2.62	$0.42
Earnings per common share-assuming dilution	$2.06	$3.54	$3.51	$2.57	$0.41
Weighted average shares outstanding-basic (6)	52.0	52.6	52.2	51.0	41.1
Weighted average shares outstanding-assuming dilution	52.8	53.4	54.6	52.0	41.9

Other Data:
Depreciation and amortization	$105.8	$97.3	$63.5	$50.9	$51.0
Capital expenditures	$143.6	$217.8	$153.6	$71.1	$42.6
Average daily COMEX price per pound of copper cathode	$2.35	$3.13	$3.22	$3.09	$1.68
Average daily price per pound of aluminum rod	$0.80	$1.21	$1.23	$1.22	$0.92

	December 31,
	2009(1,2)	2008(1,2)	2007(1,2,3)	2006(1,4)	2005(5)
Balance Sheet Data:
Working capital (7)	$1,280.6	$1,060.6	$838.8	$734.0	$378.6
Total assets	3,924.1	3,836.4	3,765.6	2,215.3	1,523.2
Total debt	922.3	1,254.0	1,168.9	617.7	451.6
Dividends to common shareholders	—	—	—	—	—
Total equity	1,414.2	992.1	931.4	553.9	293.3

1)
Reflects the adoption of Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). See Note 2 of the Consolidated Financial Statements for additional information.

2)	Reflects the adoption of Noncontrolling Interests in Consolidated Financial Statements. See Note 2 of the Consolidated Financial Statements for additional information.

3)
Includes operating results of the acquisition of the worldwide wire and cable business of Freeport-McMoRan Copper and Gold, Inc., which operated as PDIC since October 31, 2007 and the effects of the adoption of accounting standards as they related to unrecognized tax benefits within ASC No. 740 Income Taxes.

4)
Reflects the adoption of accounting standards related to share-based payments within ASC No. 718 Compensation – Stock Compensation and accounting for defined benefit pension and other postretirement benefits as discussed in ASC No. 715 Compensation – Retirement Benefits.

5)
This period includes the preliminary opening balance sheet figures for Silec as of December 31, 2005. Due to the purchase date, the effects of the acquisitions on the statements of operations’ data were not material.

6)
Reflects the adoption of Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. See Note 2 of the Consolidated Financial Statements for additional information.

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
The Company has a strong market position in each of the segments in which it competes due to product, geographic, and customer diversity and the Company’s ability to operate as a low cost provider. The Company sells a wide variety of copper, aluminum and fiber optic wire and cable products, which it believes represents one of the most diversified product lines in the industry. As a result, the Company is able to offer its customers a single source for most of their wire and cable requirements. As of December 31, 2009, the Company manufactures its product lines in 44 facilities and sells its products worldwide through its global operations.
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
General Cable analyzes its worldwide operations based on three geographical reportable segments: 1) North America, 2) Europe and North Africa and 3) ROW. The following table sets forth net sales and operating income by geographic group for the periods presented, in millions of dollars:

	Year Ended December 31
(in millions)	2009	2008	2007
Net sales:
North America	$1,484.6	$2,178.7	$2,243.7
Europe and North Africa	1,562.7	2,175.3	1,939.7
ROW	1,337.9	1,876.1	431.4

Total	$4,385.2	$6,230.1	$4,614.8

Operating income:
North America	$46.5	$122.5	$179.4
Europe and North Africa	90.4	162.2	162.4
ROW	120.8	136.7	24.3

Total	$257.7	$421.4	$366.1

General Cable’s reported net sales are directly influenced by the price of copper, and to a lesser extent, aluminum. The price of copper and aluminum as traded on the London Metal Exchange (“LME”) and COMEX has historically been subject to considerable volatility and, during the past few years, global copper prices have established new average record highs as demonstrated in the table at Item 1 Raw Materials Sources and Availability.
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
Current Business Environment
The wire and cable industry is competitive, mature and cost driven with minimal differentiation for many product offerings among industry participants from a manufacturing or technology standpoint. Beginning in the fourth quarter of 2007 and continuing through 2008 and 2009, the global financial crisis and economic downturn has resulted in lower demand and prices for a broad spectrum of the Company’s products during 2009 as compared to 2008.
In addition to the factors previously mentioned, General Cable is currently being affected by the following macro-level trends:
•	Slow global growth, mixed economic indicators and in many markets continuing recessionary conditions;
•	Exceptionally weak demand for electric utility products in North America and construction products in Europe, particularly as a result of the ongoing deterioration in the Spanish construction markets;
•	Delays in large-scale infrastructure projects due to difficult financial markets and declining electricity demand in the short-term;
•	Weak demand and lower pricing across a broad spectrum of product lines in all geographic segments as a result of the challenging economic conditions and heightened competitive environment;
•	Continued political uncertainty and currency volatility in certain developing markets;
•	Worldwide underlying long term growth trends in electric utility and infrastructure markets; and
•	Continuing demand for natural resources, such as oil and gas, and alternative energy initiatives.
The Company’s overall financial results discussed in the following MD&A demonstrate the diversification of the Company’s product offering. In addition to the aforementioned macro-level trends, the Company anticipates that the following trends may affect the financial results of the Company during 2010. The Company’s working capital requirements have been and are expected to be impacted by continued volatile raw materials costs, including metals and insulating materials as well as freight and energy costs. Raw material costs, particularly copper and aluminum prices, have been and will likely continue to be volatile. Also, certain currencies around the world have been and are anticipated to remain volatile, particularly in developing markets located in certain countries in South America and Sub-Sahara Africa. Additionally, credit markets in the United States and other regions around the world remain relatively restrictive compared to recent years due to economic conditions and as a result access to capital will need to be actively managed, as more fully discussed below.
As part of General Cable’s ongoing efforts to reduce total operating costs, the Company continuously evaluates its ability to more efficiently utilize existing manufacturing capacity. Such evaluation includes the costs associated with and benefits to be derived from the combination of existing manufacturing assets into fewer plant locations and the possible outsourcing of certain manufacturing processes. During 2007, due to high utilization rates and strong economic conditions, no facility closures occurred. However, during the fourth quarter 2007, the Company rationalized outside plant telecommunication products manufacturing capacity due to continued declines in telecommunications cable demand. The Company closed a portion of its telecommunications capacity and recorded a pre-tax charge to write-off certain production equipment of $6.6 million. This action freed approximately 100,000 square feet of manufacturing space to manufacture energy, industrial and construction cable products for the local markets in Mexico as well as the markets in Central and South America. There were no material facility closures during 2008; however, certain manufacturing facilities have been temporarily idled from one week up to 90 days by extending planned shutdowns in an effort to balance inventory, production and expected demand. The Company may idle manufacturing facilities in the future from time to time depending on market conditions and expected demand. The Company permanently closed one energy plant, in 2009, following its extended shutdown due to its small scale and remote geographic location. The Company plans to relocate this equipment to other facilities in order to take advantage of markets in the developing world. Costs incurred as a result of this plant closure were immaterial.
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

As more fully discussed below in the Liquidity and Capital Resources section, the Company’s current business environment encompasses credit markets in the United States and in certain other regions around the world that have grown increasingly restrictive in recent years. The Company has access to various credit facilities around the world and believes that it can adequately fund its global working capital requirements through both internal operating cash flow and use of the various credit facilities. Overall, the capital structure changes made in recent years including the exchange of convertible debt during the fourth quarter of 2009, which effectively extends the maturity date of the first and largest tranche of debt by 20 years, should allow the Company to maintain financial flexibility. The Company anticipates upward pressure on interest rates on certain of its credit facilities outside of North America at the time of renewal in the coming year. Additionally, if the rapid and significant volatility in metal prices which has occurred throughout the past several years continues the Company’s working capital requirements are expected to be variable for the foreseeable future.
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
On June 30, 2008, the Company and its joint venture partner, A. Soriano Corporation (Anscor), announced that the Company acquired and consolidated Phelps Dodge Philippines (PDP) through an increase of its equity investment from 40% to 60%. The Company paid approximately $16.4 million (at prevailing exchange rates) in cash to the sellers in consideration for the additional equity interest in PDP and incurred insignificant fees and expenses related to the transaction. PDP is a joint venture established in 1955 by Anscor, a Philippine public holding Company with diverse investments, and Phelps Dodge International Corporation (PDIC), a subsidiary of the Company which was acquired in the fourth quarter of 2007. PDP employs approximately 277 associates and operates one of the largest wire and cable manufacturing facilities in the Philippines. The investment complements the Company’s strategy in the region by providing a platform for further penetration into Southeast Asia markets as well as supports ongoing operations in Australia, the Middle East and South Africa. In 2007, the last full year before the purchase of additional equity ownership, PDP reported net revenues of approximately $100 million. Net assets and pro forma results of the PDP acquisition are immaterial.
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
On October 31, 2007, the Company acquired the worldwide wire and cable business of Freeport-McMoRan Copper and Gold, Inc., which operates as Phelps Dodge International (“PDIC”), located principally in Latin America, Sub-Saharan Africa and Southeast Asia. PDIC has manufacturing, distribution and sales facilities in 19 countries and nearly 3,000 employees. With more than 50 years of experience in the wire and cable industry, PDIC manufactures a full range of electric utility, electrical infrastructure, construction and communication products. The Company paid approximately $707.6 million in cash to the sellers in consideration for PDIC and $8.5 million in fees and expenses related to the acquisition. In 2006, the last full year before the acquisition, PDIC reported global net sales of approximately $1,168.4 million (based on average exchange rates). Certain pro forma information has been provided in Note 3 to the Consolidated Financial Statement. Additionally, pro forma information and PDIC audited financial statements were previously provided on Current Reports on Form 8-K/A filed on November 1, 2007 and amended on January 14, 2008.
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

Critical Accounting Policies and Estimates
The Company’s Consolidated Financial Statement have been prepared in accordance with accounting principles generally accepted in the United States of America. A summary of significant accounting policies is provided in Note 2 to the Consolidated Financial Statements. The application of these policies requires management to make estimates and judgments that affect the amounts reflected in the consolidated financial statements. Management bases its estimates and judgments on historical experience, information that is available to management about current events and actions the Company may take in the future and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The most critical judgments impacting the financial statements include those policies described below. In addition, significant estimates and judgments are also involved in the valuation allowances for sales incentives and accounts receivable; warranty, uncertain tax positions, legal, environmental, asbestos and customer reel deposit liabilities; assets and obligations related to other postretirement benefits; and self-insured workers’ compensation and health insurance reserves. Management believes these judgments have been materially accurate in the past and the basis for these judgments should not change significantly in the future. Management periodically evaluates and updates the estimates used in the application of its accounting policies, adjusts amounts in the consolidated financial statements as necessary and has discussed the development, selection and disclosure of these estimates with the Audit Committee of the Company’s Board of Directors.
Inventory Costing and Valuation
General Cable utilizes the LIFO method of inventory accounting for the majority of its metals inventory. The Company’s use of the LIFO method results in its consolidated statement of operations reflecting the current costs of metals, while metals inventories in the balance sheet are valued at historical costs as the LIFO layers were created. If LIFO inventory quantities are reduced in a period when replacement costs exceed the LIFO value of the inventory, the Company would experience an increase in reported earnings. Conversely, if LIFO inventory quantities are reduced in a period when replacement costs are lower than the LIFO value of the inventory, the Company would experience a decline in reported earnings. If the Company were not able to recover the LIFO value of its inventory in some future period when replacement costs were lower than the LIFO value of the inventory, the Company would be required to write-down the value of its LIFO inventory to the market value.
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
Benefit costs for the defined benefit pension plans sponsored by General Cable are determined based principally upon certain actuarial assumptions, including the discount rate and the expected long-term rate of return on assets. The weighted-average discount rate used to determine the net pension cost for 2009 was 5.75% for the U.S. defined benefit pension plans. The weighted-average discount rate as of December 31, 2009 that was used to determine benefit obligations was 6.00% for the U.S. defined benefit pension plans, and was determined based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency which are expected to be available during the period to maturity of the projected pension benefit obligations and based on information received from actuaries. The weighted-average discount rate used to determine the net pension cost for 2009 was 6.28% for the non-U.S. defined benefit pension plans. Non-U.S. defined benefit pension plans followed a similar evaluation process based on financial markets in those countries where General Cable provides a defined benefit pension plan, and the weighted-average discount rate used to determine benefit obligations for General Cable’s non-U.S. defined benefit pension plans was 5.61% as of December 31, 2009. General Cable’s expense under both U.S. and non-U.S. defined benefit pension plans is determined using the discount rate as of the beginning of the fiscal year, so 2010 expense for the defined benefit pension plans will be based on the weighted-average discount rate of 6.00% for U.S. plans and 5.61% for non-U.S. plans.

The weighted-average long-term expected rate of return on assets is based on input from actuaries, including their review of historical 10-year, 20-year, and 25-year rates of inflation and real rates of return on various broad equity and bond indices in conjunction with the diversification of the asset portfolio. The Company’s overall investment strategy is to diversify its investments for the qualified U.S. defined benefit pension plan based on an asset allocation assumption of 65% allocated to equity investments, with an expected real rate of return of 8%, and 35% to fixed-income investments, with an expected real rate of return of 2%, and an assumed long-term rate of inflation of 3%. Equity investments primarily include investments in large-cap and mid-cap companies primarily located in the United States. The actual asset allocations were 69% of equity investments and 31% of fixed-income investments at December 31, 2009 and 56% of equity investments and 44% of fixed-income investments at December 31, 2008. Approximately 26% and 36% of plan assets were concentrated in two mutual funds as of December 31, 2009 and 2008, respectively. The expected long-term rate of return on assets for qualified non-U.S. defined benefit plans is based on a weighted-average asset allocation assumption of 53% allocated to equity investments, 44% to fixed-income investments and 3% to other investments. The actual weighted-average asset allocations were 53% of equity investments, 45% of fixed-income investments and 2% of other investments at December 31, 2009 and 49% of equity investments, 47% of fixed-income investments and 4% of other investments at December 31, 2008. Management believes that long-term asset allocations on average and by location will approximate the Company’s assumptions and that the long-term rate of return used by each country that is included in the weighted-average long-term expected rate of return on assets is a reasonable assumption.
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
General Cable evaluates its actuarial assumptions at least annually, and adjusts them as necessary. The Company uses a measurement date of December 31 for all of its defined benefit pension plans. In 2009, pension expense for the Company’s defined benefit pension plans was $16.3 million. Based on a weighted-average expected rate of return on plan assets of 7.91%, a weighted-average discount rate of 5.97% and various other assumptions, the Company estimates its 2010 pension expense for its defined benefit pension plans will decrease to approximately $14.2 million. A 1% decrease in the assumed discount rate would increase pension expense by approximately $2.0 million. Future pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the populations participating in the plans. In the event that actual results differ from the actuarial assumptions, the funded status of the defined benefit pension plans may change and any such change could result in a charge or credit to equity and an increase or decrease in future pension expense and cash contributions.
The Company’s investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk are described in further detail in Note 12 to the Consolidated Financial Statement.
Income Taxes
Deferred tax assets and liabilities are determined based on the differences between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
The Company records a valuation allowance to reduce deferred tax assets to the amount that it believes is more likely than not to be realized. The valuation of deferred tax assets is dependent on, among other things, the ability of the Company to generate a sufficient level of future taxable income. In estimating future taxable income, the Company has considered both positive and negative evidence, such as historical and forecasted results of operations, including prior losses, and has considered the implementation of prudent and feasible tax planning strategies. At December 31, 2009, the Company had recorded a net deferred tax liability of $84.1 million ($100.2 million net current deferred tax asset less $184.3 million net long term deferred tax liability). The Company has and will continue to review on a quarterly basis its assumptions and tax planning strategies, and, if the amount of the estimated realizable deferred tax assets is less than the amount currently on the balance sheet, the Company would reduce its deferred tax asset, recognizing a non-cash charge against reported earnings. Likewise, if the Company determines that a valuation allowance against a deferred tax asset is no longer appropriate, the adjustment to the valuation allowance would reduce income tax expense.

In July 2006, ASC 740, “Accounting for Uncertainty in Income Taxes,” was issued. This Interpretation clarifies accounting for uncertain tax positions in accordance with ASC 740. ASC 740 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. This Interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of ASC 740 decreased total equity as of January 1, 2007 by approximately $18.8 million. See Note 11 for additional information.
The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included within the related tax liability line item in the consolidated balance sheet.
Revenue Recognition
The majority of the Company’s revenue is recognized when goods are shipped to the customer, title and risk of loss are transferred, pricing is fixed and determinable and collectibility is reasonably assured. Most revenue transactions represent sales of inventory. A provision for payment discounts, product returns, warranty and customer rebates is estimated based upon historical experience and other relevant factors and is recorded within the same period that the revenue is recognized. Two of the Company’s subsidiaries have a portion of long-term product installation contract revenue that is recognized based on the percentage-of-completion method generally based on the cost-to-cost method if there are reasonably reliable estimates of total revenue, total cost, and the extent of progress toward completion; and there is an enforceable agreement between parties who can fulfill their contractual obligations. The Company reviews contract price and cost estimates periodically as the work progresses and reflects adjustments proportionate to the percentage-of-completion to income in the period when those estimates are revised. For these contracts, if a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined.
Business Combination Accounting
Acquisitions entered into by the Company are accounted for using the purchase method of accounting. The purchase method requires management to make significant estimates. Management must measure the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. In addition, management must identify and estimate the fair values of intangible assets that should be recognized as assets apart from goodwill as well as the fair value of tangible property, plant and equipment and intangible assets acquired.
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
The carrying value of goodwill and other intangible assets with indefinite lives are reviewed annually for possible impairment. The impairment review incorporates both a market and income valuation approach. The income approach relies on a discounted cash flow model that requires significant management judgment with respect to sales, gross margin and expense growth rates, and selection and use of an appropriate discount rate. The use of different assumptions would increase or decrease estimated discounted future cash flows and could increase or decrease an impairment charge. The occurrence of unexpected events or changes in circumstances, such as adverse business conditions or other economic factors, would determine the need for impairment testing between annual impairment tests.
Our annual goodwill impairment analysis, which was completed during the fourth quarter, did not result in an impairment charge in 2009. A decrease of 10% in the estimated fair value of any of the Company’s reporting units would have no impact on the carrying value of goodwill.

Share-Based Compensation
There are certain employees with various forms of share-based payment awards for which the Company recognizes compensation costs for these awards based on their fair values. The fair values of certain awards are estimated on the grant date using the Black-Scholes option pricing formula, which incorporates certain assumptions regarding the expected term of an award and expected stock price volatility. The Company will develop the expected term assumptions based on the vesting period and contractual term of an award, historical exercise and post-vesting cancellation experience, stock price history, plan provisions that require exercise or cancellation of awards after employees terminate, and the extent to which currently available information indicates that the future is reasonably expected to differ from past experience. The Company develops the expected volatility assumptions based on the monthly historical price data from the Company’s common stock and other economic data trended into future years. After calculating the aggregate fair value of an award, the Company uses an estimated forfeiture rate to discount the amount of share-based compensation costs to be recognized in the operating results over the service period of the award. The Company develops the forfeiture assumption based on its historical pre-vesting cancellation experience. Key assumptions are described in further detail in Note 14 to the Consolidated Financial Statement.
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

	Year Ended December 31,
	2009(1,2)		2008(1,2)		2007(1)
	Amount	%	Amount	%	Amount	%
Net sales	$4,385.2	100.0%	$6,230.1	100.0%	$4,614.8	100.0%
Cost of sales	3,787.9	86.4%	5,427.7	87.1%	3,952.1	85.6%

Gross profit	597.3	13.6%	802.4	12.9%	662.7	14.4%
Selling, general and administrative expenses	339.6	7.7%	381.0	6.1%	296.6	6.4%

Operating income	257.7	5.9%	421.4	6.8%	366.1	7.9%
Other income (expense)	7.0	0.2%	(27.2)	(0.4)%	(3.4)	(0.1)%
Interest expense, net	(83.0)	(1.9)%	(91.8)	(1.5)%	(48.5)	(1.1)%
Loss on extinguishment of debt	(7.6)	(0.2)%	—	—%	(25.3)	(0.5)%

Income before income taxes	174.1	4.0%	302.4	4.9%	288.9	6.3%
Income tax provision	(58.4)	(1.3)%	(104.9)	(1.7)%	(97.6)	(2.1)%
Equity in net earnings of affiliated companies	0.9	—%	4.6	0.1%	0.4	—%

Net income including noncontrolling interest	116.6	2.7%	202.1	3.2%	191.7	4.2%
Less: preferred stock dividends	(0.3)	—%	(0.3)	—%	(0.3)	—%
Less: net income attributable to noncontrolling interest	(7.9)	(0.2)%	(13.1)	(0.2)%	(0.2)	—%

Net income attributable to Company common shareholders	$108.4	2.5%	$188.7	3.0%	$191.2	4.1%

1)
Results reflect the adoption of Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). See Note 2 of the Consolidated Financial Statements for additional information.

2)	Results reflect the adoption of Noncontrolling Interests in Consolidated Financial Statements. See Note 2 of the Consolidated Financial Statements for additional information.
Year Ended December 31, 2009 Compared with Year Ended December 31, 2008
The net income attributable to Company common shareholders was $108.4 million in 2009 compared to net income attributable to Company common shareholders of $188.7 million in 2008. Generally, the decrease in net income attributable to Company common shareholders is due to lower demand across a broad spectrum of the Company’s products, higher raw material costs particularly in the second half of the year and the globally competitive pricing environment particularly in North America and Europe due to ongoing weak economic conditions. The net income attributable to Company common shareholders for 2009 included a pre-tax non-cash interest charge of $38.9 million on the Company’s convertible debt instruments as a result of bifurcating the convertible notes into their debt and equity components in accordance with Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion, as discussed in Note 2 and Note 9, a pre-tax loss on extinguishment of debt of $7.6 million which includes the write-off of $4.9 million of deferred debt issuance costs as a result of the convertible debt exchange completed during the fourth quarter of 2009, a pre-tax benefit of $34.6 million related to the turn over of raw material metal inventory during a period in which the Company experienced a recovery of metal prices relative to its LIFO value, a pre-tax $38.7 million LIFO inventory quantity liquidation loss and a one-time charge of $6.5 million as a result of a change in Mexican tax code that required the Company to retroactively adjust certain tax benefits previously recognized under tax consolidation laws in Mexico. Partially offsetting the decrease in net income attributable to common shareholders are the results of acquired businesses particularly Phelps Dodge Philippines acquired in the third quarter of 2008. In comparison, net income attributable to Company common shareholders for 2008 included a pre-tax non-cash interest charge of $36.0 million on the Company’s convertible debt instruments as a result of bifurcating the convertible notes into their debt and equity components in accordance with ASC No. 470, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion, as discussed in Note 2 and Note 9, a pre-tax $32.0 million lower of cost or market charge related to raw material metal inventory, a pre-tax $2.4 million LIFO inventory quantity liquidation gain and a pre-tax $27.2 million charge related to foreign currency transaction adjustments resulting principally from the sudden devaluation of certain emerging market currencies in South America and Sub-Sahara Africa.

Net Sales
The following tables set forth net sales, metal-adjusted net sales and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for 2008 have been adjusted to reflect the 2009 copper COMEX average price of $2.35 per pound (a $0.78 decrease compared to the prior period) and the aluminum rod average price of $0.80 per pound (a $0.41 decrease compared to the prior period). Metal-adjusted net sales, a non-GAAP financial measure, are provided herein in order to eliminate the effect of metal price volatility from the comparison of revenues from one period to another. The comparable GAAP financial measure is set forth above. See previous discussion of metal price volatility in the “Overview” section.

	Net Sales
	Year Ended December 31,
	2009		2008
	Amount	%	Amount	%
North America	$1,484.6	34%	$2,178.7	35%
Europe and North Africa	1,562.7	36%	2,175.3	35%
ROW	1,337.9	30%	1,876.1	30%

Total net sales	$4,385.2	100%	$6,230.1	100%

	Metal-Adjusted Net Sales
	Year Ended December 31,
	2009		2008
	Amount	%	Amount	%
North America	$1,484.6	34%	$1,907.3	35%
Europe and North Africa	1,562.7	36%	1,942.7	36%
ROW	1,337.9	30%	1,605.2	29%

Total metal-adjusted net sales	$4,385.2	100%	$5,455.2	100%

Metal adjustment	—		774.9

Total net sales	$4,385.2		$6,230.1

	Metal Pounds Sold
	Year Ended December 31,
	2009		2008
	Pounds	%	Pounds	%
North America	304.7	32%	366.8	33%
Europe and North Africa	295.9	31%	346.5	32%
ROW	349.3	37%	388.0	35%

Total metal pounds sold	949.9	100%	1,101.3	100%

Net sales decreased $1,844.9 million, or 30%, to $4,385.2 million in 2009 from 2008 while metal-adjusted net sales decreased $1,070.0 million, or 20%, in 2009 from 2008. The decrease in metal-adjusted net sales of $1,070.0 million reflects lower sales volume of $330.1 million, unfavorable foreign currency exchange rate changes of $303.6 million and unfavorable selling prices/product mix of $521.6 million. These decreases in metal-adjusted net sales have been partially offset by the incremental net sales of $85.3 million attributable to the acquired business. Volume, as measured by metal pounds sold, decreased by 151.4 million pounds, or 13.7%, in 2009 compared to 2008 due primarily to ongoing weak global economic conditions which have resulted in lower demand across a broad spectrum of the Company’s products. Excluding the impact of acquisitions, metal pounds sold decreased by 173.8 million pounds or 15.8% as more fully described below. Metal pounds sold is provided herein as the Company believes this metric to be a consistent year over year measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. Generally, the Company has attempted to recover higher metal costs and inflation on non-metals raw materials used in cable manufacturing, such as insulating compounds and steel and wood reels, as well as increased freight and energy costs through increased selling prices.

Metal-adjusted net sales in the North America segment decreased $422.7 million, or 22.2% principally due to lower sales volume of $128.8 million, unfavorable selling prices/product mix of $273.1 million and unfavorable foreign currency exchange rate changes of $32.3 million, principally related to the Canadian dollar. The decrease in sales volume is primarily the result of ongoing weak economic conditions in the United States and Canada which has affected demand for a large number of the Company’s principal products. Volume, as measured by metal pounds sold, decreased by 62.1 million pounds, or 16.9%, in 2009 compared to 2008. Weak demand for the Company’s electric utility distribution and transmission cables resulted in a decrease in metal pounds sold of 27.9 million pounds or 14.8%. Similarly, the overall decrease in demand for copper intensive outside plant telecommunications cable from the Regional Bell Operating Companies (RBOCs) and communications distribution products resulted in a decrease in metal pounds sold of 8.7 million pounds or 22.7%.
The following additional trends in 2009 also affected the results of North America. Weakness in the residential and non-residential construction markets in the United States and Canada continued to negatively impact the demand for low-voltage and smaller gauge size cables used in electric power distribution. Recent energy and tax legislation supports the Company’s view that the overall long-term trend in demand for electric utility products remains positive, however, the Company believes that utilities have cut capital investment and maintenance budgets due to weak economic conditions, complexities at the local, state and federal levels which have delayed meaningful progress on many interstate transmission projects and the demand for electricity and the availability of credit which have declined in the United States as compared to recent years. As a result of this weak-end market demand, the Company has implemented plans to temporarily idle certain manufacturing facilities from one week up to 90 days by extending planned shutdowns in an effort to balance inventory, production and expected demand. The Company expects that over time growth rates for electric utility products in North America will be highly variable depending on related product business cycles and the approval and funding cycle times for large utility projects. Demand for alternative energy products as well as products used for energy exploration in the mining, oil, gas, and petrochemical markets, is expected to continue over the long-term partly as a result of volatile energy prices and federal government economic stimulus plans. Demand trends for telecommunication products from the RBOCs continue to decline due to the RBOCs broadband investment, weakness in the U.S. housing market, fiber-to-the-home initiatives, and budgetary constraints caused partially by volatile copper costs, which have reduced both RBOC and distributor purchasing volume in this segment.
Metal-adjusted net sales in the Europe and North Africa segment decreased $380.0 million, or 19.6%, in 2009 compared to 2008 due to lower sales volume of $112.6 million, unfavorable foreign currency exchange rate changes of $117.3 million, primarily due to a weaker Euro relative to the dollar, and unfavorable selling price/product mix of $187.3 million which have been partially offset by incremental net sales attributable to the results of acquired businesses of $37.2 million. Volume, as measured by metal pounds sold excluding the results of acquired business, decreased by 61.3 million pounds, or 17.7%, in 2009 compared to 2008. The decrease in sales volume is the result of ongoing weak economic conditions in Europe and weakness in demand across a broad spectrum of products, particularly low-voltage cables and building wire products in the Spanish domestic construction markets which have been partially offset to a lesser extent by demand for high-voltage and extra-high-voltage cables to upgrade the electricity grid as well as projects involving submarine energy cables and other alternative energy projects. Similar to the economic stimulus focused on enhanced investment in electric transmission infrastructure, high-speed broadband infrastructure and offshore wind-energy projects as discussed in the Company’s North America segment, the Council of the European Union, as part of a broader economic recovery plan, recently earmarked funding for numerous projects in the field of energy which may over time lead to an increase in demand for the Company’s products.
Metal-adjusted net sales in the ROW segment decreased $267.3 million, or 16.7% due to lower sales volume of $88.7 million, unfavorable foreign currency exchange rate changes of $154.0 million, primarily due to the weakening of certain currencies in Central and South America relative to the dollar, and an unfavorable selling price/product mix of $61.2 million which have been partially offset by incremental net sales attributable to the results of acquired businesses of $36.6 million. Volume, as measured by metal pounds sold excluding the results of acquired business, decreased by 49.5 million pounds, or 12.8%, in 2009 compared to 2008. Broadly, economic conditions in certain markets in the Company’s ROW segment, particularly in Central and South America, have been negatively impacted by slowing global growth, credit restrictions, investment curtailment and commodity volatility resulting in lower than expected demand for the Company’s construction and electrical infrastructure products. Prospectively, in addition to a broader economic recovery, there are catalysts for growth in Sub-Saharan Africa where investment continues to occur as a result of the 2010 Africa Cup of Nations and in Brazil where the government plans for the infrastructure needs as a result of the 2014 World Cup of Soccer and the 2016 Olympics as well as other transmission investment projects such as “Lights for All” which is designed to provide power to remote locations throughout the country which may over time lead to an increase in demand for the Company’s products. Similarly, in Venezuela, recent power shortages resulted in the government issuing an emergency plan to be implemented in order to upgrade the electrical infrastructure which has resulted in an increased demand for the Company’s medium-voltage electric utility products during the latter part of the fourth quarter of 2009.

Gross Profit
Gross profit decreased $205.1 million, or 25.6%, in 2009 from 2008. Gross profit as a percentage of metal-adjusted net sales was 13.6% for 2009 and was 14.7% for 2008. The reduction in gross profit margin on a metal-adjusted net sales basis is principally related to lower plant utilization, weak end user demand and an unfavorable pricing environment across a broad spectrum of the Company’s products. Partially offsetting this decrease are the Company’s LEAN initiatives and targeted costs reduction efforts which include, among other actions, the temporary idling of certain manufacturing facilities, a focus on reducing discretionary spending, personnel reductions and salary freezes. Also, during 2009, a period in which the raw material metal inventory turned multiple times, the replacement costs for raw material metal inventory remained below the Company’s LIFO value but increased as compared to replacement costs at the end of the year resulting in a favorable impact on the Company’s costs of good sold of approximately $34.6 million which was partially offset by the reduction of LIFO inventory quantities in a period when replacement costs were lower than the LIFO value of the inventory resulting in a LIFO liquidation quantity loss of $38.7 million in 2009.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $41.4 million, or 10.9%, in 2009 from 2008. The decrease in SG&A is a result of the Company’s LEAN initiatives, targeted cost reduction efforts, foreign currency exchange rate changes of $12.5 million and lower variable costs related to commissions and royalties of $15.7 million due to declining sales volume. Cost reductions of $25.7 million include, among other actions, a focus on reducing discretionary spending, personnel reductions and salary freezes. SG&A as a percentage of metal-adjusted net sales was 7.7% and 7.0% for 2009 and 2008, respectively.
Operating Income
The following table sets forth operating income by segment, in millions of dollars.

	Operating Income
	Year Ended December 31,
	2009		2008
	Amount	%	Amount	%
North America	$46.5	18%	$122.5	29%
Europe and North Africa	90.4	35%	162.2	39%
ROW	120.8	47%	136.7	32%

Total operating income	$257.7	100%	$421.4	100%

Operating income decreased $163.7 million or 38.8% to $257.7 million in 2009 from $421.4 million in 2008. This decrease is attributable to weak volume as a result of decreased demand across a broad spectrum of the Company’s products resulting in lower plant utilization, a highly competitive pricing environment in many of the Company’s end markets and unfavorable foreign currency exchange rate changes of $20.7 million. These decreases have been partially offset by lower selling, general and administrative expenses of $41.4 million as a result of the Company’s LEAN initiatives and targeted costs reduction efforts which include, among other actions, the temporarily idling of certain manufacturing facilities, a focus on reducing discretionary spending, personnel reductions and salary freezes. Also, the above decreases have been partially offset by the incremental operating income generated in Venezuela which as a percentage of consolidated operating income increased to 28% in 2009 from 10% in 2008, as discussed below.
The decrease in operating income for the North America segment of $76.0 million or 62.0% is largely the result of lower volume due to continued softness in demand and significantly weaker pricing in many of the segment’s end markets particularly electric infrastructure and electric utility products as a result of the weak economy and competitive environment. Persistent softness in the housing market continues to have a negative impact on the demand for low-voltage and smaller gauge size cables used in electric power distribution as well as copper-based telecommunication products used by RBOCs in new housing starts.
Operating income for the Europe and North Africa segment decreased $71.8 million or 44.3% in 2009 from 2008. This decrease is largely the result of lower volume due to continued softness in demand for residential and low-voltage cable and building wire due to the economic slowdown in the Spanish construction related markets and a broader contraction of Eurozone economic activity resulting in lower plant utilization, weaker pricing due to heightened competition in many of the segment’s end markets, and unfavorable foreign currency exchange rate changes of $8.8 million. These decreases have been partially offset by lower selling, general and administrative expenses of $25.6 million in 2009 as compared to 2008.

Operating income for the ROW segment decreased $15.9 million or 11.6% in 2009 from 2008. This decrease is largely the result of lower volume due to continued softness in demand and pricing pressure in many of the segment’s end markets particularly in Central and South America and Southeast Asia and unfavorable foreign currency exchange rate changes of $12.9 million. These decreases have also been partially offset by lower selling, general and administrative expenses of $12.1 million in 2009 as compared to 2008. In the second half of 2009, the Company experienced significant growth in demand in Venezuela as the government began to heavily invest in its electrical infrastructure in order to address its power generation deficiencies and to improve its grid reliability. As a result of this significant and rapid action, Venezuela has generated, in 2009, an uncharacteristically high proportion of consolidated operating profit as compared to 2008 as illustrated above. The Company expects that the proportion of earnings attributable to the results of Venezuela will return to levels consistent with 2008 in the first quarter of 2010 and into the foreseeable future after accounting for the effects of the currency devaluation announced by the government in January of 2010.
Other Income (Expense)
Other income of $7.0 million in 2009 and other expense of $27.2 million in 2008 primarily consist of foreign currency transaction gains and losses that resulted from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated. Certain emerging market currencies, principally in South America and to a lesser extent Sub-Saharan Africa, have experienced considerable volatility and the change year over year reflects the recovery of these currencies after the rapid and significant devaluation experienced in a short period during 2008.
Interest Expense
The Company recorded net interest expense of $83.0 million and $91.8 million in 2009 and 2008, respectively, which includes $38.9 million and $36.0 million for 2009 and 2008, respectively, of incremental pre-tax non-cash interest expense attributable to the amortization of the debt discount as a result of the bifurcation of the Company’s convertible debt instruments as discussed in Note 2 and Note 7 to the Consolidated Financial Statement. Excluding the impact of the Company’s convertible debt instruments, net interest expense decreased $11.7 million to $44.1 million in 2009 from $55.8 million in 2008. This decrease is primarily due to lower average debt levels in 2009 as compared to 2008, particularly as it relates to the Company’s Amended Credit Facility and the PDIC credit facilities supporting operations in the Company’s ROW segment as well as lower interest rates on the Company’s Senior Floating Rate Notes, Spanish Term Loans and ROW credit facilities.
Loss on Extinguishment of Debt
In December 2009, the Company completed an offer to exchange $925 principal amount of new subordinated convertible notes due in 2029 for each $1,000 principal amount of the 1.00% Senior Convertible Notes due in 2012 which resulted in the issuance of $429.5 million aggregate principal amount of new Subordinated Convertible Notes due in 2029 in exchange for approximately 97.8% or $464.4 million aggregate principal amount of the 1.00% senior convertible notes due in 2012. An aggregate principal amount of $10.6 million of the 1.00% Senior Convertible Notes due in 2012 remain outstanding after the exchange. The exchange was treated as an extinguishment of the 1.00% Senior Convertible Notes due in 2012 and issuance of new subordinate debt due in 2029. The Company recorded a non-cash loss on debt extinguishment of $7.6 million which included the write-off of $4.9 million of unamortized debt issuance costs related to the 1.00% Senior Convertible Notes due in 2012. See the “Debt and Other Contractual Obligations” discussion below for additional information.
Tax Provision
The Company’s effective tax rate for 2009 and 2008 was 33.5% and 34.7%, respectively. The Company’s annual effective tax rate is influenced by the global mix of income earned in numerous countries with varying income tax rates.
Preferred Stock Dividends
During 2009 and 2008, the Company accrued and paid $0.3 million in dividends on its Series A preferred stock.
Year Ended December 31, 2008 Compared with Year Ended December 31, 2007
The net income attributable to Company common shareholders was $188.7 million in 2008 compared to net income attributable to Company common shareholders of $191.2 million in 2007. Generally, the decrease in net income attributable to Company common shareholders is due to weak North America operating results and higher net interest expense due to the retrospective change in accounting method as a result of adopting Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion related to the Company’s convertible debt instruments, particularly the full year impact of incremental noncash interest expense on the Company’s October 2007 $475.0 million convertible debt issuance, international working capital lines of credit supporting operations in the ROW segment and incremental borrowings in the Europe and North Africa segment related to the May 2008 acquisition of Enica Biskra. These decreases have been partially offset by the Company’s exposure to global infrastructure markets, the full year benefit of the acquisition of PDIC, the acquisition of Enica Biskra in May 2008 and favorable currency exchange translation. The net income attributable to Company common shareholders for 2008 included a pre-tax noncash interest charge of $36.0 million on the Company’s convertible debt instruments related to the retrospective change in accounting method as a result of adopting ASC No. 470, a pre-tax $32.0 million lower of cost or market charge related to raw material metal inventory, a pre-tax $2.4 million LIFO inventory quantity liquidation gain and a pre-tax $27.2 million charge related to foreign currency transaction adjustments resulting principally from the sudden devaluation of certain emerging market currencies in South America and Sub-Sahara Africa. In comparison, net income attributable to Company common shareholders for 2007 included a pre-tax noncash interest charge of $18.9 million on the Company’s convertible debt instruments related to the retrospective change in accounting method as a result of adopting ASC No. 470, a pre-tax $4.5 million lower of cost or market charge related to raw material metal inventory, a pre-tax $5.3 million benefit from the favorable resolution of customer project performance obligations, a $6.6 million pre-tax charge related to the write-off of certain telecommunication production equipment, a pre-tax $25.3 million loss on extinguishment of debt related to the tender offer on our $285 million 9.5% Senior Notes and a benefit of $5.7 million due to state deferred tax valuation allowance releases. Additionally, the 2007 net income attributable to Company common shareholders includes the benefit of two months of operations for the PDIC business acquired on October 31, 2007.
The retrospective change in accounting method is a result of adopting Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion, on January 1, 2009. As discussed in Note 2 and Note 9 to the Consolidated Financial Statement, the Company has separately accounted for the liability and equity components of its convertible debt instruments, retrospectively, which results in the Company recognizing interest expense based on the nonconvertible debt borrowing rate.
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
Interest Expense
Net interest expense of $91.8 million in 2008 and $48.5 million in 2007 reflects the adoption of ASC No. 470, which as discussed in Note 2 and Note 9 of the Consolidated Financial Statement was applied retrospectively. Incremental pre-tax noncash interest expense attributable to the adoption of ASC NO. 470 was $36.0 million and $18.9 million for 2008 and 2007, respectively. The increase in interest expense is due to higher average debt levels in 2008 as compared to 2007, primarily related to the October 2007 issuance of the Company’s $475.0 million 1.00% Senior Convertible Notes to partially fund the PDIC acquisition, the addition of PDIC credit facilities supporting operations in the ROW segment and additional borrowings in Europe related to the May acquisition of Enica Biskra as well as increased borrowing on the Company’s Amended Credit Facility throughout the year. The Company also reported less interest income in 2008 as a result of using existing cash to partially fund the PDIC acquisition and lower interest rates earned on cash. These increases were partially offset by a year over year reduction in interest rates on the Company’s $125.0 million floating rate Senior Notes.

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
Liquidity and Capital Resources
In general, the Company requires cash for working capital, capital expenditures, investment in internal product development, debt repayment, salaries and related benefits, interest, Series A preferred stock dividends, repurchase of common shares and taxes.
Recent capital structure improvements made in December 2009 as the result of the convertible debt exchange offer pursuant to which the Company issued $429.5 million aggregate principal amount of new Subordinated Convertible Notes due in 2029 in exchange for approximately 97.8% or $464.4 million aggregate principal amount of the 1.00% senior convertible notes due in 2012 provides the Company with financial and strategic flexibility by extending the maturity of a portion of the Company’s total debt represented by the Company’s 1.00% Senior Convertible Notes due in 2012. There were no proceeds generated as a result of the exchange.
The Company’s working capital requirement decreases when it experiences softening incremental demand for products and/or a significant reduction in the price of copper, aluminum and/or other raw material cost inputs. Based upon historical experience, the cash on its balance sheet and the expected availability of funds under its current credit facilities, the Company believes its sources of liquidity will be sufficient to enable it to meet the Company’s cash requirements for working capital, capital expenditures, debt repayment, salaries and related benefits, interest, Series A preferred stock dividends and taxes for the next twelve months and foreseeable future. As discussed below under Debt and Other Contractual Obligations, the Company maintains approximately $928.1 million of excess availability under its various credit facilities around the world.
General Cable Corporation is a holding Company with no operations of its own. All of the Company’s operations are conducted, and net sales are generated, by its subsidiaries and investments. Accordingly, the Company’s cash flow comes from the cash flows of its global operations. The Company’s ability to use cash flow from its international operations, if necessary, has historically been adversely affected by limitations on the Company’s ability to repatriate such earnings tax efficiently. See Item 1A Risk Factors for additional information. In particular, Venezuela has foreign exchange and price controls which have historically limited the Company’s ability to convert Bolivar to US dollar and transfer funds out of Venezuela.
Summary of Cash Flows
Cash flow provided by operating activities in 2009 was $546.3 million. This reflects net income before depreciation and amortization, amortization on restricted stock awards, foreign currency exchange loss, excess tax benefit from stock based compensation, loss on extinguishment of debt and loss on the disposal of property of $225.3 million. Additionally, cash inflows resulted from decreases in accounts receivables and inventories of $169.2 million and $192.8 million, respectively, as well as $38.9 million of pre-tax non-cash interest expense related to the Company’s convertible debt instruments due to the adoption of ASC No. 470, as discussed in Note 2 and Note 9 of the Consolidated Financial Statement. The decrease in accounts receivables is due to lower sales volumes and competitive pricing as a result of weak demand for many of the Company’s products across a large number of end-markets. The decrease in inventory reflects the Company’s adjustment to its production levels in order to balance inventory quantities. The Company believes that its accounts receivable balances are collectible and the Company has established appropriate procedures to facilitate collection. Operating cash flows attributable to Venezuela for 2009 and 2008 represent approximately 16% and 9%, respectively, of the Company’s consolidated operating cash flows. In Venezuela, government restrictions on the transfer of cash out of the country have limited the Company’s ability to immediately repatriate cash, particularly in 2009. Approximately 19% and 6% of the consolidated cash balance as of December 31, 2009 and 2008, respectively, is held in Venezuela as earnings have accumulated. The Company expects that the proportion of operating cash flows attributable to Venezuela will return to levels consistent with 2008 in the first quarter of 2010 and into the foreseeable future after the effects of the currency devaluation announced by the government in January of 2010. These positive cash flows have been partially offset by a $15.4 million decrease in accounts payable, accrued and other liabilities and $29.9 million in changes related to deferred income taxes. The decrease in accounts payable, accrued and other liabilities was a result of declining manufacturing activity due to lower demand for many products as previously mentioned.

Cash flow used by investing activities was $160.1 million in 2009, reflecting $143.6 million of capital expenditures used to fund several large scale projects focused on international geographic and product expansions. Capital spending is expected to slow considerably as the Company focuses more narrowly on developing regions of the world, LEAN initiatives and continuous improvements in the areas of safety, quality, material usage and conversion costs. The Company anticipates capital spending to be approximately $60 to $80 million in 2010.
Cash flow used by financing activities in 2009 was $173.7 million. This reflects primarily the payment of fees and expenses of $14.5 million relates to the convertible exchange offer and the repayment of borrowings of $160.0 million of various other short-term credit facilities principally in the Company’s ROW and Europe and North Africa segments as a result of lower working capital need throughout the year due to weak demand in many of the Company’s end markets. See the “Debt and Other Contractual Obligations” section below for details.
Debt and Other Contractual Obligations
The Company’s outstanding debt obligations were $922.3 million as of December 31, 2009 consisted of $8.9 million of 1.00% Convertible Notes due in 2012 (net of debt discount), $278.0 million of 0.875% Convertible Notes due in 2013 (net of debt discount), $162.9 million of Subordinate Notes due in 2029 (net of debt discount), $200.0 million of 7.125% Senior Notes due in 2017, $125.0 million of Senior Floating Rate Notes due in 2015, $31.4 million drawn on Europe and North Africa credit facilities, $72.5 million of Spanish Term Loans, $1.1 million on Europe and North Africa uncommitted accounts receivable facilities, $16.3 million drawn on ROW credit facilities and $26.2 million of various other short-term loans. A separate description of our various borrowings is provided below and additional discussion is included at Note 9 to the Consolidated Financial Statements.
On December 15, 2009, the Company completed an offer to exchange $925 principal amount of the new subordinated convertible notes due in 2029 for each $1,000 principal amount of the 1.00% Senior Convertible Notes due in 2012 which resulted in the issuance of $429.5 million aggregate principal amount of new Subordinated Convertible Notes due in 2029 in exchange for approximately 97.8% or $464.4 million aggregate principal amount of the 1.00% senior convertible notes due in 2012. An aggregate principal amount of $10.6 million of the 1.00% Senior Convertible Notes due in 2012 remain outstanding as of December 15, 2009. The exchange was treated as an extinguishment of the 1.00% Senior Convertible Notes due in 2012 and issuance of new subordinate debt due in 2029. The Company recorded a non-cash loss on debt extinguishment of $7.6 million or approximately $0.10 earnings per share — diluted which included the write-off of $4.9 million of unamortized debt issuance costs related to the 1.00% Senior Convertible Notes due in 2012.
The Company’s Subordinated Convertible Notes were issued on December 15, 2009 in the amount of $429.5 million pursuant to the aforementioned exchange offer. The notes and the common stock issuable upon conversion were registered on a Registration Statement on Form S-4, initially filed with the SEC on October 27, 2009, as amended and as declared effective by the SEC on December 15, 2009. At issuance, the Company separately accounted for the liability and equity components of the instrument, based on the Company’s nonconvertible debt borrowing rate on the instrument’s issuance date of 12.5%. At issuance, the liability and equity components were $162.9 million and $266.6 million, respectively. The equity component (debt discount) is being amortized to interest expense based on the effective interest method. There were no proceeds generated from the transaction and the Company incurred issuance fees and expenses of approximately $14.5 million as a result of the exchange offer which have been proportionately allocated to the liability and equity components of the new subordinate notes due in 2029.
As a result of the aforementioned exchange offer, approximately 97.8% or $464.4 million of the Company’s 1.00% Senior Convertible Notes were validly tendered. As of December 15, 2009, there were $10.6 million of the 1.00% Senior Convertible Notes outstanding. Beginning January 1, 2009, as discussed in Note 2, the Company separately accounted for the liability and equity components of the instrument, retrospectively, based on the Company’s nonconvertible debt borrowing rate on the instrument’s issuance date of 7.5%. At issuance, the liability and equity components were $348.2 million and $126.8 million, respectively. At the exchange date December, 15, 2009, the liability and equity components were $389.7 million and $74.7 million, respectively. The equity component (debt discount) is being amortized to interest expense based on the effective interest method. The Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company’s wholly-owned U.S. and Canadian subsidiaries.

The Company’s 0.875% Convertible Notes were issued in November of 2006 in the amount of $355.0 million. The 0.875% Convertible Notes bear interest at a fixed rate of 0.875%, payable semi-annually in arrears, and mature in 2013. Beginning January 1, 2009, as discussed in Note 2, the Company separately accounted for the liability and equity components of the instrument, retrospectively, based on the Company’s nonconvertible debt borrowing rate on the instrument’s issuance date of 7.35%. At issuance, the liability and equity components were $230.9 million and $124.1 million, respectively. The equity component (debt discount) is being amortized to interest expense based on the effective interest method. The Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company’s wholly-owned U.S. and Canadian subsidiaries
The Company’s convertible debt instruments outstanding as of December 31, 2009 and 2008 are as follows:

	Subordinate Notes due in 2029(1)		1.00% Senior Convertible Notes		0.875% Convertible Notes
	December 31,		December 31,		December 31,
(in millions)	2009	2008	2009	2008	2009	2008
Face value	$429.5	$—	$10.6	$475.0	$355.0	$355.0
Debt discount	(266.6)	—	(1.7)	(99.3)	(77.0)	(93.3)
Book value	162.9	—	8.9	375.7	278.0	261.7
Fair value	574.5	—	8.0	285.0	347.0	184.6
Maturity date	November 2029		October 2012		November 2013
Stated annual interest rate	4.50% until Nov 2019 2.25% until Nov 2029		1.00% until Oct 2012		0.875% until Nov 2013
Interest payments	Semi-annually: May 15 & Nov 15		Semi-annually: April 15 & October 15		Semi-annually: May 15 & November 15
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

	7.125% Senior Notes		Senior Floating Rate Notes
(in millions)	Dec 31, 2009	Dec 31, 2008	Dec 31, 2009	Dec 31, 2008
Face value	$200.0	$200.0	$125.0	$125.0
Fair value	196.0	132.8	111.3	59.2
Interest rate	7.125%	7.125%	2.7%	6.3%
Interest payment	Semi-annually: Apr 1 & Oct 1		3-month LIBOR rate plus 2.375% Quarterly: Jan 1, Apr 1, Jul 1 & Oct 1
Maturity date	April 2017		April 2015
Guarantee	Jointly and severally guaranteed by the Company’s wholly-owned U.S. and Canadian subsidiaries
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

Amended credit facility
(in millions)	Dec 31, 2009	Dec 31, 2008
Outstanding borrowings	$—	$—
Undrawn availability	293.6	301.3
Interest rate	—	—
Outstanding letters of credit	28.2	29.5
Original issuance	November 2003
Maturity date	July 2012

The table below provides a summary of the Spanish Term Loans and corresponding fixed interest rate swaps. There is no remaining availability under these Spanish Term Loans. Effective September 1, 2009, the Company entered into a new five year term loan. The loan bears interest at Euribor plus 2.0% payable quarterly in arrears with principal payments due semi-annually in February and August.

	Spanish Term Loans(1)
(in millions)	Dec 31, 2009	Dec 31, 2008
Outstanding borrowings	$72.5	$64.1
Interest rate – weighted average(2)	4.1%	4.4%

(1)	The terms of the Spanish Term Loans are as follows:

	Original					Interest rate
(in millions)	Amount	Issuance Date	Maturity Date	Interest rate	Loan and Interest payable	Swap(2)
Term Loan 1	20.0 euros	February 2008	March 2013	Euribor +0.5%	Semi-annual: Aug & Feb	4.2%
Term Loan 2	10.0 euros	April 2008	April 2013	Euribor +0.75%	Semi-annual: Apr & Oct	4.58%
Term Loan 3	21.0 euros	June 2008	June 2013	Euribor +0.75%	Quarterly: Mar, Jun, Sept & Dec	4.48%
Term Loan 4	15.0 euros	September 2009	August 2014	Euribor +2.0%	Quarterly: Mar, Jun, Sept & Dec	—
					Principal payments: Feb & Aug

(2)
At the issuance date of the respective term loans, the Company entered into fixed interest rate swaps to coincide with the terms and conditions of the term loans that will effectively hedge the variable interest rate with a fixed interest rate.

The Company’s Europe and North Africa credit facilities are summarized in the table below:

	Europe and North Africa credit facilities
(in millions)	Dec 31, 2009	Dec 31, 2008
Outstanding borrowings	$31.4	$83.6
Undrawn availability	147.7	108.3
Interest rate – weighted average	4.6%	5.0%
Maturity date	Various
The Company’s Europe and North Africa uncommitted accounts receivable facilities are summarized in the table below:

	Uncommitted accounts receivable facilities
(in millions)	Dec 31, 2009	Dec 31, 2008
Outstanding borrowings	$1.1	$43.3
Undrawn availability	125.4	95.1
Interest rate – weighted average	1.7%	4.3%
Maturity date	Various
The Spanish Term Loans and certain credit facilities held by the Company’s Spain subsidiary are subject to certain financial ratios of the Company’s European subsidiaries, which includes minimum net equity and net debt to EBITDA (earnings before interest, taxes, depreciation and amortization). At December 31, 2009 and 2008, the Company was in compliance with all covenants under these facilities.
The Company’s ROW credit facilities are summarized in the table below:

	ROW credit facilities
(in millions)	Dec 31, 2009	Dec 31, 2008
Outstanding borrowings	$16.3	$79.7
Undrawn availability	361.4	349.9
Interest rate – weighted average	2.3%	5.6%
Maturity date	Various
The Company’s ROW credit facilities are short term loans utilized for working capital purposes. Certain credit facilities are subject to financial covenants. The Company was in compliance with all covenants under these facilities as of December 31, 2009 and 2008.
Failure to comply with any of the covenants, financial tests and ratios required by the Company’s existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions, as defined in the Company’s amended credit facility, 1.0% Senior Convertible Notes, 0.875% convertible notes, Subordinated Convertible Notes, 7.125% senior notes, senior floating rate notes and various other credit facilities maintained by the Company’s restricted subsidiaries. A default would permit lenders to cease to make further extensions of credit, accelerate the maturity of the debt under these agreements and foreclose upon any collateral securing that debt. The lenders under the Company’s amended credit facility have a pledge of all of the capital stock of existing domestic and Canadian subsidiaries and any future domestic and Canadian subsidiaries. The lenders under the Company’s senior secured credit facility have a lien on substantially all of the Company’s domestic and Canadian assets, including existing and future accounts receivable, cash, general intangibles, investment property and real property. The Company also has incurred secured debt in connection with some of its European operations. The lenders under these European secured credit facilities also have liens on assets of certain of our European subsidiaries. As a result of these pledges and liens, if the Company fails to meet its payment or other obligations under any of its secured indebtedness, the lenders under the applicable credit agreement would be entitled to foreclose on substantially all of the Company’s assets and liquidate these assets. Broadly, cross-default provisions would permit lenders to cause such indebtedness to become due prior to its stated maturity in the event a default remains unremedied for a period of time under the terms of one or more financing agreements, a change in control or a fundamental change. As of December 31, 2009, the Company was in compliance with all debt covenants.

The Company’s defined benefit plans at December 31, 2009 and 2008 were underfunded by $103.4 million and $122.2 million, respectively. The Company recorded an after-tax gain of $13.6 million in 2009 and an after-tax loss of $29.5 million in 2008 to accumulated other comprehensive income. The Company estimates its 2010 pension expense for its defined benefit pension plans will be approximately $14.2 million and cash contributions are expected to be approximately $12.7 million. In 2009, pension expense was approximately $16.3 million and cash contributions were approximately $13.9 million.
The Company anticipates being able to meet its obligations as they come due based on historical experience and the expected availability of funds under its current credit facilities. The Company’s contractual obligations and commercial commitments as of December 31, 2009 (in millions of dollars) are summarized below:

	Payments Due by Period
		Less than	1 – 3	4 – 5	After 5
	Total	1 Year	Years	Years	Years
Contractual obligations(1):
Total debt (excluding capital leases) (6)	$915.3	$51.9	$59.4	$303.9	$500.1
Convertible debt at maturity(6,7)	345.3	—	1.7	77.0	266.6
Capital leases	7.0	1.1	3.3	2.5	0.1
Interest payments on 7.125% Senior Notes	103.3	14.2	28.5	28.5	32.1
Interest payments on Senior Floating Rate Notes	17.5	3.3	6.7	6.7	0.8
Interest payments on 0.875% Convertible Notes	12.3	3.1	6.2	3.0	—
Interest payments on 1.00% Senior Convertible Notes	0.3	0.1	0.2	—	—
Interest payments on Subordinated Convertible Notes	289.7	19.3	38.6	38.6	193.2
Interest payments on Spanish term loans	12.0	3.0	6.0	3.0	—
Operating leases(2)	54.5	17.1	17.3	5.7	14.4
Preferred stock dividend payments	1.2	0.3	0.6	0.3	—
Defined benefit pension obligations(3)	12.5	12.5	—	—	—
Postretirement benefits	9.8	1.4	2.4	2.0	4.0
Interest rate swap agreements(4)	60.1	—	9.0	51.1	—
Commodity futures and forward pricing agreements(4)	257.2	207.8	49.4	—	—
Foreign currency contracts(4)	304.4	288.8	15.6	—	—
Unrecognized tax benefits, including interest and penalties(5)	—	—	—	—	—

Total	$2,402.4	$623.9	$244.9	$522.3	$1,011.3

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

5)
Unrecognized tax benefits of $96.9 million have not been reflected in the above table due to the inherent uncertainty as to the amount and timing of settlement, which is contingent upon the occurrence of possible future events, such as examinations and determinations by various tax authorities.

6)
Reflects adjustment for ASC No. 470, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion. See Note 2 of the Consolidated Financial Statements for additional information

7)
Represents the current debt discount on the Company’s 1.00% Senior Convertible Notes, 0.875% Convertible Notes and Subordinated Convertible Notes as a result of adopting ASC No. 470. See Note 2 of the Consolidated Financial Statements for additional information.

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
During 2007, one of the Company’s international operations contracted with a bank to transfer accounts receivable that it was owed from one customer to the bank in exchange for payments of approximately $3.0 million. As the transferor, the Company surrendered control over the financial assets included in the transfer and had no further rights regarding the transferred assets. The transfers were treated as sales and the approximate $3.0 million received was accounted for as proceeds from the sales. All assets sold were removed from the Company’s balance sheet upon completion of the transfers, and no further obligations exist under these agreements. During 2008 and 2009, no accounts receivable due from customers were sold or transferred to the bank in exchange for early cash payment.
General Cable has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. Future minimum rental payments required under non-cancelable lease agreements at December 31, 2009 were as follows: 2010 – $17.1 million, 2011 – $11.2 million, 2012 – $6.1 million, 2013 — $4.0 million, 2014 – $1.7 million and thereafter $14.4 million. Rental expense recorded in income from continuing operations was $23.3 million, $19.1 million and $14.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.
As of December 31, 2009, the Company had $153.5 million in letters of credit, $146.6 million in various performance bonds and $236.3 million in other guarantees. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self insurance claims, defined benefit plan obligations, contract performance, quality and other various bank and financing guarantees. See Liquidity and Capital Resources for excess availability under the Company’s various credit borrowings.
See the previous section, “Debt and Other Contractual Obligations,” for information on debt-related guarantees.
Environmental Matters
The Company’s expenditures for environmental compliance and remediation amounted to approximately $2.5 million, $1.9 million and $2.8 million in 2009, 2008 and 2007, respectively. In addition, certain of General Cable’s subsidiaries have been named as potentially responsible parties in proceedings that involve environmental remediation. The Company has accrued $1.0 million at December 31, 2009 for all environmental liabilities. Environmental matters are described in Item 1, Item 3 and Note 17 to the Consolidated Financial Statements, which are incorporated herein by reference. While it is difficult to estimate future environmental liabilities, the Company does not currently anticipate any material adverse effect on results of operations, cash flows or financial position as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to various market risks, including changes in interest rates, foreign currency exchange rates and raw material (commodity) prices. To manage risk associated with the volatility of these natural business exposures, the Company enters into interest rate, commodity and foreign currency derivative agreements as well as copper and aluminum forward pricing agreements. The Company does not purchase or sell derivative instruments for trading purposes. The Company does not engage in trading activities involving commodity contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques.

Interest Rate Risk
The Company utilizes interest rate swaps to manage its interest expense exposure by fixing its interest rate on a portion of the Company’s floating rate debt. Under the swap agreements, the Company typically pays a fixed rate while the counterparty pays to the Company the floating rate per the terms of the debt being hedged.
As of December 31, 2009, the Company has four interest rate swaps outstanding. The first arrangement was designated in the United States and includes a notional value of $9.0 million, an interest rate of 4.49% and matures in October 2011. The remaining three arrangements were designated in Spain, in 2009, and have notional values of 14.7 million euros, 7.0 million euros and 14.0 million euros, respectively, interest rates of 4.2%, 4.58% and 4.48%, respectively, and maturity dates in 2013 (February, April and June, respectively). The Company does not provide or receive any collateral specifically for these contracts. The fair value of interest rate derivatives, which are designated as and qualify as cash flow hedges, are based on quoted market prices and assistance of a third party provided calculation which reflects the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments. At December 31, 2009 and 2008, the net unrealized (gain)/loss on interest rate derivatives and the related carrying value was $(1.9) million and $0.7 million, respectively. A 10% decline in the variable rate would have decreased the unrealized gain by $0.4 million in 2009. All interest rate derivatives are marked-to-market with changes in the fair value of qualifying cash flow hedges recorded as other comprehensive income.
Raw Material Price Risk
The Company’s reported net sales are directly influenced by the price of copper and to a lesser extent aluminum. The price of copper and aluminum as traded on the London Metal Exchange (“LME”) and COMEX has historically been subject to considerable volatility and, during the past few years, global copper prices have established average record highs as demonstrated in Item 1 Raw Materials Sources and Availability. This copper and aluminum price volatility is representative of all reportable segments.
The Company utilizes the LIFO method of inventory accounting for its metals inventory. The Company’s use of the LIFO method results in its consolidated statement of operations reflecting the current costs of metals, while metals inventories in the balance sheet are valued at historical costs as the LIFO layers were created. As a result of volatile copper prices, the replacement cost of the Company’s copper inventory exceeded the historic LIFO cost by approximately $245.5 million and $104 million at December 31, 2009 and 2008, respectively. If LIFO inventory quantities are reduced in a period when replacement costs exceed the LIFO value of the inventory, the Company would experience an increase in reported earnings. Conversely, if LIFO inventory quantities are reduced in a period when replacement costs are lower than the LIFO value of the inventory, the Company would experience a decline in reported earnings. If the Company were not able to recover the LIFO value of its inventory in some future period when replacement costs were lower than the LIFO value of the inventory, the Company would be required to take a charge to recognize in its statement of operations an adjustment of LIFO inventory to market value. During 2007 and 2008, the Company reduced copper inventory quantities globally which resulted in a $0.1 million and $2.4 million gain, respectively, because LIFO inventory quantities were reduced in a period when replacement costs were higher than the LIFO value of the inventory. During 2009, the Company reduced its copper inventory quantities globally resulting in a $38.7 million LIFO liquidation loss, since LIFO inventory quantities were reduced in a period when replacement costs were lower than the LIFO value of the inventory for a majority of the year.
For the majority of its business outside of North America, the Company enters into commodity futures contracts, which are designated as and qualify as cash flow hedges for the purchase of copper and aluminum for delivery in a future month to match certain production needs. At December 31, 2009 and 2008, the Company had an unrealized (gain)/loss of $(16.0) million and $84.7 million, respectively, on the commodity futures. A 10% decline in the price of copper and aluminum would result in a decrease in the unrealized gain of $20.3 million in 2009. The Company recorded $8.7 million in the “prepaid expenses and other” line item on the consolidated balance sheet as of December 31, 2008 for collateral. As of December 31, 2009, there were no contracts held by the Company that required collateral to secure the Company’s derivative liability positions.
In North America, and to a lesser extent in Europe and North Africa and ROW, the Company enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At December 31, 2009 and 2008, the Company had $62.2 million and $90.5 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At December 31, 2009 and 2008, the Company had an unrealized gain/(loss) of $5.5 million and $(25.1) million, respectively, related to these transactions. The Company expects the unrealized losses under these agreements to be offset as a result of firm sales price commitments with customers. Depending on the extent of the unrealized loss position on certain forward pricing agreements, certain counterparties may require collateral to secure the Company’s forward purchase agreements. There were no funds posted as collateral as of December 31, 2009 or 2008.

Foreign Currency Exchange Rate Risk
The Company enters into forward exchange contracts, which are designated as and qualify as cash flow hedges principally to hedge the currency fluctuations in certain transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. Principal transactions hedged during the year were firm sales and purchase commitments. The fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At December 31, 2009 and 2008, the net unrealized (gain)/loss on the net foreign currency contracts was $0.7 million and $(0.4) million, respectively. A 10% decline in the exchange rate for these currencies would have increased the unrealized loss by $34.5 million in 2009.
Because the Company’s subsidiaries operate within their local economic environment, the Company believes it is appropriate to finance those operations with borrowings denominated in the local currency to the extent practicable where debt financing is desirable or necessary. Considerations which influence the amount of such borrowings include long- and short-term business plans, tax implications, and the availability of borrowings with acceptable interest rates and terms. In those countries where the local currency is the designated functional currency, this strategy mitigates the risk of reported losses or gains in the event the foreign currency strengthens or weakens against the U.S. dollar.
The Company also has exposure to foreign currency exchange risk when the results of its international operating units are translated from the local currency into the US dollar. At December 31, 2009 and 2008, the accumulated other comprehensive gain (loss) account included in the total equity section of the consolidated balance sheet included a cumulative translation gain (loss) of $45.1 million and $(18.8) million, respectively. A 10% percent increase in the value of the US dollar relative to foreign currencies would have more than offset the cumulative translation gain resulting in a cumulative translation loss of approximately $94.4 million in 2009. This sensitivity analysis is inherently limited as it assume that rates of multiple foreign currencies will always move in the same direction relative to the value of the US dollar.
Uncertainty in the global market conditions has resulted in and may continue to cause significant volatility in foreign currency exchange rates which could increase these risks, particularly in the Company’s emerging or developing markets within its ROW segment which have historically been subject to considerable foreign currency exchange rate volatility. For example, on January 8, 2010, the Venezuelan government announced its intention to devalue its currency (Bolivar) and establish a two-tier foreign exchange structure. The official exchange rate for essential goods (food, medicine and other essential goods) will be adjusted from 2.15 Bolivars to each US Dollar to 2.60. The official exchange rate for non-essential goods will be adjusted from 2.15 Bolivars to each US Dollar to 4.30. General Cable expects that its products will be classified as non-essential. While the Company continues to evaluate the impact of these actions by the Venezuelan government, the Company expects to record a charge in the first quarter of 2010 related primarily to the remeasurement of the local balance sheet on the date of the devaluation. The non-recurring pre-tax charge in the first quarter of 2010 is expected to be $40 to $45 million. There is no impact on the Company’s 2009 results of operations or cash flows. In both 2009 and 2008 net sales attributable to Venezuela were approximately 5% of consolidated net sales. In 2009 and 2008, operating income attributable to Venezuela was approximately 28% and 10% respectively, of consolidated operating income. The Company expects that the proportion of earnings attributable to the results of Venezuela will return to levels consistent with 2008 in the first quarter of 2010 and into the foreseeable future after the effects of the aforementioned currency devaluation. The functional currency of the Company’s subsidiary in Venezuela is the US dollar.
Fair Value of Designated Derivatives
Unrealized gains and losses on the designated cash flow hedge financial instruments identified above are recorded in other comprehensive income (loss) until the underlying transaction occurs and is recorded in the statement of operations at which point such amounts included in other comprehensive income (loss) are recognized in earnings. This recognition generally will occur over periods of less than one year. During the years ended December 31, 2009 and 2008, a pre-tax $47.9 million loss and a pre-tax $5.5 million loss, respectively, were reclassified from accumulated other comprehensive income to the statement of operations. A pre-tax gain of $13.5 million is expected to be reclassified into earnings from other comprehensive income during 2010.
The notional amounts and fair values of these designated cash flow financial instruments at December 31, 2009 and 2008 are shown below (in millions). The net carrying amount of the designated cash flow hedge financial instruments was a net asset of $17.2 million and a net liability of $85.0 million at December 31, 2009 and 2008, respectively.

	2009		2008
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Cash flow hedges:
Interest rate swap	$60.1	$1.9	$74.6	$(0.7)
Commodity futures	195.0	16.0	198.1	(84.7)
Foreign currency forward exchange	274.8	(0.7)	438.3	0.4

		$17.2		$(85.0)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2009, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2009.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such item is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2009, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this process, management concluded that internal control over financial reporting was effective as of December 31, 2009.
Changes in Internal Control over Financial Reporting
There have been no other changes in the Company’s internal control over financial reporting, as such item is defined in Exchange Act Rules 13a – 15(f) and 15d – 15(f), during the most recently completed fiscal quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
Deloitte & Touche LLP, an independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K, has issued an attestation report on Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
General Cable Corporation
Highland Heights, KY
We have audited the internal control over financial reporting of General Cable Corporation and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated March 1, 2010 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the retrospective application of the new accounting guidance on accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), determining whether instruments granted in share-based payment transactions are participating securities, and noncontrolling interests in consolidated financial statements, which became effective January 1, 2009, and the adoption of the new accounting guidance on accounting for uncertainty in income taxes, on January 1, 2007.
/s/ Deloitte & Touche LLP
Cincinnati, Ohio
March 1, 2010

ITEM 9B.	OTHER INFORMATION
None.
PART III.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
See the information on the Company’s Executive Officers in Item 1 under the heading, “Executive Officers of the Registrant.” Except as set forth in Item 1, the additional information required by this item, including information on the Directors of the Company, is included in the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 2009, and is incorporated herein by reference.
General Cable’s amended and restated certificate of incorporation provides that its Board of Directors is divided into three classes (Class I, Class II and Class III). At each annual meeting of the shareholders, directors constituting one class are elected for a three-year term. Each of the directors will be elected to serve until a successor is elected and qualified or until such director’s earlier resignation or removal.
The Board of Directors of the Company has determined that Craig P. Omtvedt, Chairman of the Audit Committee, and certain other committee members of the Audit Committee, are financial experts as defined by Item 401(h) of Regulation S-K and all members of the audit committee are independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.
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
On June 10, 2009, the Company submitted its Annual Chief Executive Officer Certification to the New York Stock Exchange as required by Section 303A.12 (a) of the New York Stock Exchange Listed Company Manual.
The Chief Executive Officer and Chief Financial Officer Certifications required under Section 302 of the Sarbanes-Oxley Act are filed as exhibits to the Company’s Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is included in the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 2009, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
A description of General Cable’s equity compensation plans is set forth in Note 14 of the Notes to Consolidated Financial Statements. The following table sets forth information about General Cable’s equity compensation plans as of December 31, 2009 (in thousands, except per share price):

			Number of securities
	Number of	Weighted-	remaining available for
	securities to be	Average	future issuance under
	issued upon exercise	exercise price	equity compensation plans
	of outstanding	of outstanding	(excluding securities
	options (1)	Options	reflected in first column)
Shareholder approved plans:
1997 Stock Incentive Plan(2)	173.6	$11.12	297.9
2005 Stock Incentive Plan	926.1	36.38	4,059.0
Non-shareholder approved plans:
2000 Stock Option Plan(2)	103.6	11.01	290.2

Total	1,203.3	$30.55	4,647.1

(1)
Excludes restricted stock shares of 44,756 awarded and outstanding from the 1997 Plan, restricted stock shares of 397,632 and restricted stock units of 163,258 awarded and outstanding from the 2005 Plan through December 31, 2009.

(2)	No new awards were issued under these plans since May 10, 2005.
Other information required by this item is included in the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 2009, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this item is included in the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 2009, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is included in the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 2009, and is incorporated herein by reference.
PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a)	Documents filed as part of the Form 10-K:
1.	Consolidated Financial Statements are included in Part II, Item 8.
2.	Financial Statement Schedule filed herewith for 2009, 2008 and 2007:
II. Valuation and Qualifying Accounts Page 114

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

General Cable Corporation
Signed: March 1, 2010	By:	/s/ GREGORY B. KENNY
Gregory B. Kenny
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ GREGORY B. KENNY Gregory B. Kenny	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2010

/s/ ROBERT J. SIVERD Robert J. Siverd	Executive Vice President, General Counsel and Secretary	March 1, 2010

/s/ BRIAN J. ROBINSON Brian J. Robinson	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 1, 2010

/s/ JOHN E. WELSH, III	Non-executive Chairman and Director	March 1, 2010
John E. Welsh, III

/s/ GREGORY E. LAWTON	Director	March 1, 2010
Gregory E. Lawton

/s/ CRAIG P. OMTVEDT	Director	March 1, 2010
Craig P. Omtvedt

/s/ ROBERT L. SMIALEK	Director	March 1, 2010
Robert L. Smialek

Exhibit Index

Exhibit
Number		Description
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

3.2		Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K as filed on July 25, 2007).
3.3		Amended and Restated By-Laws of the Company (incorporated by reference to the Form 8-K as filed on February 26, 2010).
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

4.1
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

10.3	**	General Cable Corporation 2008 Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 16, 2008).
10.3.1	*	General Cable Corporation 2008 Annual Incentive Plan, amended and restated as of February 3, 2010
10.4	**	General Cable Corporation 2000 Stock Option Plan (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2000).
10.4.1	**
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

10.5	**	Employment Agreement dated May 13, 1997, between Gregory B. Kenny and the Company (incorporated by reference to Exhibit 10.6 to the Initial S-1).

Exhibit
Number		Description
10.5.1	**
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

10.8.2	**	General Cable Corporation Deferred Compensation Plan (Amended and Restated Effective January 1, 2008) (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 15, 2007).

Exhibit
Number		Description
10.8.3	**	Fourth Amendment to the General Cable Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Form 8-K as filed on June 27, 2007).
10.8.4	**	Registration Statement of additional Common Stock shares under the Deferred Compensation Plan (incorporated by reference to Form S-8 filed on June 30, 2008)
10.9	(†)
Third Amended and Restated Credit Agreement, dated October 31, 2007, by and among GCI, as Borrower, the Company and those certain other subsidiaries of the Company party thereto, as Guarantors, the Issuing Banks, the Lenders and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent for the Lenders, Collateral Agent and Security Trustee.

10.1
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

10.12		Form of Intercompany Agreement among Wassall PLC, Netherlands Cable V.B. and the Company (incorporated by reference to Exhibit 10.14 to the Initial S-1).
10.13		Stock Purchase Agreement dated May 13, 1997, among Wassall PLC, General Cable Industries Inc. and the Company (incorporated by reference to Exhibit 10.15 to the Initial S-1).
10.14	**
BICCGeneral Supplemental Executive Retirement Plan dated December 15, 1999 (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1999).

10.15	**
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

10.17	**
Amended and Restated Employment Agreement dated April 28, 2000, between Stephen Rabinowitz and the Company (incorporated by reference to Exhibit 10.33 to the Quarterly report on Form 10-Q of General Cable Corporation for the quarterly period ended March 31, 2000).

10.18	**
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

10.2
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

10.23	**	Director Compensation Program modification dated January 26, 2005 (incorporated by reference to exhibit 99 to the Form 8-K Current Report as filed on February 1, 2005).
10.24	**
Salary Adjustment for Chief Financial Officer and for Executive Vice President, General Counsel and Secretary dated February 18, 2005 (incorporated by reference to exhibit 99 to the Form 8-K Current Report as filed on February 22, 2005).

10.25	**	General Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to exhibit 10.1 to the Form 8-K Current Report as filed on May 16, 2005).
10.26	**	Incentive Stock Option Agreement (incorporated by reference to exhibit 10.2 to the Form 8-K Current Report as filed on May 16, 2005).
10.27	**	Nonqualified Stock Option Agreement (incorporated by reference to exhibit 10.3 to the Form 8-K Current Report as filed on May 16, 2005).
10.28	**	Restricted Stock Agreement (incorporated by reference to exhibit 10.4 to the Form 8-K Current Report as filed on May 16, 2005).
10.29	**	Stock Unit Agreement (incorporated by reference to exhibit 10.5 to the Form 8-K Current Report as filed on May 16, 2005).
10.30	**	Salary Adjustment for Executive Vice President, General Counsel and Secretary dated February 23, 2006 (incorporated by reference to the Form 8-K Current Report as filed on February 23, 2006).
10.31	**
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

10.4		Agreement for Convertible Note Hedges dated November 15, 2006 between the Company and Wachovia (incorporated by reference to exhibit 10.9 to the Form 8-K as filed on November 16, 2006).
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

10.43		Agreement for Warrant Transactions dated November 15, 2006 between the Company and Wachovia (incorporated by reference to exhibit 10.12 to the Form 8-K as filed on November 16, 2006).
10.44	**
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

10.46	**	Amendment to the Supplemental Executive Retirement Plan of General Cable Corporation (incorporated by reference to Exhibit 10.1 to the Form 8-K as filed on June 27, 2007).
10.47	**	General Cable Corporation Executive Officer Severance Benefit Plan effective January 1, 2008 (Incorporated by reference to Exhibit 10.4 to Form 8-K filed on December 18, 2007).
10.48	**	Separation Agreement and Addendum, Departure of Principal Officer (incorporated by reference to Current Report on Form 8-K as filed on July 24, 2008)
10.49		Joinder Agreement, between the Additional Guarantor and GE Financial (incorporated by reference to Exhibit 10.1 to Form 8-K as filed on April 18, 2008).
10.5		Pro forma financial information and PDIC audited financial statements are incorporated by reference to Current Report on Form 8-K on November 1, 2007, amended on January 14, 2008 and April 18, 2008
10.51	**
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

12.1	*	Computation of Ratio of Earnings to Fixed Charges
14		Code of Business Conduct and Ethics — available on the Company’s website at www.generalcable.com
21.1	*	List of Subsidiaries of General Cable
23.1	*	Consent of Deloitte & Touche LLP.
31.1	*	Cerification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d) — 14.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d) — 14.
32.1	*	Certification pursuant to 18 U.S.C. §1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

(†) –
Certain confidential portions of this agreement have been omitted pursuant to a confidential treatment request filed separately with the Commission on November 17, 2009, as amended and supplemented in part on or about December 7, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
General Cable Corporation
Highland Heights, KY
We have audited the accompanying consolidated balance sheets of General Cable Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in total equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Cable Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As disclosed in Note 2 to the consolidated financial statements, the consolidated financial statements have been adjusted for the retrospective application of the new accounting guidance on accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), determining whether instruments granted in share-based payment transactions are participating securities, and noncontrolling interests in consolidated financial statements, which became effective January 1, 2009. Additionally, as disclosed in Note 2, the Company adopted new accounting guidance on the accounting for uncertainty in income taxes, on January 1, 2007.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Cincinnati, Ohio
March 1, 2010

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(in millions, except per share data)

	Year Ended December 31,
	2009	2008(1,2)	2007(1,2)
Net sales	$4,385.2	$6,230.1	$4,614.8

Cost of sales	3,787.9	5,427.7	3,952.1

Gross profit	597.3	802.4	662.7

Selling, general and administrative expenses	339.6	381.0	296.6

Operating income	257.7	421.4	366.1

Other income (expense)	7.0	(27.2)	(3.4)

Interest income (expense):
Interest expense	(86.6)	(104.1)	(67.3)
Interest income	3.6	12.3	18.8
Loss on extinguishment of debt	(7.6)	—	(25.3)

	(90.6)	(91.8)	(73.8)

Income before income taxes	174.1	302.4	288.9
Income tax provision	(58.4)	(104.9)	(97.6)
Equity in net earnings of affiliated companies	0.9	4.6	0.4

Net income including noncontrolling interest	116.6	202.1	191.7

Less: preferred stock dividends	(0.3)	(0.3)	(0.3)
Less: net income attributable to noncontrolling interest	(7.9)	(13.1)	(0.2)

Net income attributable to Company common shareholders	$108.4	$188.7	$191.2

EPS
Earnings per common share-basic (3)	$2.08	$3.59	$3.66

Weighted average common shares-basic (3)	52.0	52.6	52.2

Earnings per common share-assuming dilution	$2.06	$3.54	$3.51

Weighted average common shares-assuming dilution	52.8	53.4	54.6

1)
Reflects the adoption of Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). See Note 2 of the Consolidated Financial Statements for additional information.

2)	Reflects the adoption of Noncontrolling Interests in Consolidated Financial Statements. See Note 2 of the Consolidated Financial Statements for additional information.

3)
Reflects the adoption of Determining Whether Instruments Granted in Share-Based Payment Transaction are Participating Securities. See Note 2 of the Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except share data)

	December 31,
	2009	2008(1,2)
Assets
Current Assets:
Cash and cash equivalents	$499.4	$282.6
Receivables, net of allowances of $21.9 million in 2009 and $19.3 million in 2008	903.6	1,032.0
Inventories	850.3	953.2
Deferred income taxes	114.7	132.3
Prepaid expenses and other	94.7	71.5

Total current assets	2,462.7	2,471.6

Property, plant and equipment, net	1,015.3	880.9
Deferred income taxes	24.1	56.0
Goodwill	157.4	171.9
Intangible assets, net	197.6	201.8
Unconsolidated affiliated companies	10.2	7.5
Other non-current assets	56.8	46.7

Total assets	$3,924.1	$3,836.4

Liabilities and Total Equity
Current Liabilities:
Accounts payable	$762.5	$757.2
Accrued liabilities	366.6	423.3
Current portion of long-term debt	53.0	230.5

Total current liabilities	1,182.1	1,411.0

Long-term debt	869.3	1,023.5
Deferred income taxes	208.5	133.6
Other liabilities	250.0	276.2

Total liabilities	2,509.9	2,844.3

Commitments and Contingencies

Total Equity:
Redeemable convertible preferred stock, at redemption value (liquidation preference of $50.00 per share):
Shares outstanding — 76,202 in 2009 and 76,233 in 2008	3.8	3.8
Common stock, $0.01 par value, issued and outstanding shares:
2009 — 52,008,376 (net of 6,187,527 treasury shares) 2008 — 51,775,200 (net of 6,177,498 treasury shares)	0.6	0.6
Additional paid-in capital	637.1	486.6
Treasury stock	(72.9)	(71.9)
Retained earnings	706.4	597.9
Accumulated other comprehensive income (loss)	(4.8)	(146.0)

Total Company shareholders’ equity	1,270.2	871.0
Noncontrolling interest	144.0	121.1

Total equity	1,414.2	992.1

Total liabilities and equity	$3,924.1	$3,836.4

1)
Reflects the adoption of Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). See Note 2 of the Consolidated Financial Statements for additional information.

2)	Reflects the adoption of Noncontrolling Interests in Consolidated Financial Statements. See Note 2 of the Consolidated Financial Statements for additional information.
See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2009	2008(1,2)	2007(1,2)
Cash flows of operating activities:
Net income including noncontrolling interest	$116.6	$202.1	$191.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101.7	93.1	59.7
Amortization on restricted stock awards	4.1	4.2	3.8
Foreign currency exchange (gain) loss	(7.0)	27.2	3.4
Loss on extinguishment of debt	7.6	—	25.3
Inventory impairment charges	(34.6)	32.0	—
Convertible debt instruments noncash interest charges	38.9	36.0	18.9
Deferred income taxes	(29.9)	3.5	(13.4)
Excess tax benefits from stock-based compensation	(0.7)	(6.1)	(11.1)
Loss on disposal of property	3.0	5.6	8.8
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in receivables	169.2	26.7	(6.5)
(Increase) decrease in inventories	192.8	(70.3)	(13.5)
(Increase) decrease in other assets	—	18.6	(1.4)
Increase (decrease) in accounts payable, accrued and other liabilities	(15.4)	(143.2)	(34.0)

Net cash flows of operating activities	546.3	229.4	231.7

Cash flows of investing activities:
Capital expenditures	(143.6)	(217.8)	(153.6)
Proceeds from properties sold	1.0	6.2	1.1
Proceeds from acquisition including cash acquired	—	—	28.0
Acquisitions, net of cash acquired	(13.7)	(50.3)	(634.8)
Other	(3.8)	(1.4)	(0.5)

Net cash flows of investing activities	(160.1)	(263.3)	(759.8)

Cash flows of financing activities:
Preferred stock dividends paid	(0.3)	(0.3)	(0.3)
Settlement of net investment hedge	—	—	(30.5)
Excess tax benefits from stock-based compensation	0.7	6.1	11.1
Proceeds from revolving credit borrowings	96.5	124.7	100.0
Repayments of revolving credit borrowings	(96.5)	(184.7)	(40.0)
Proceeds (repayments) of other debt	(160.0)	93.3	7.3
Issuance of long-term debt	—	—	800.0
Payment of deferred financing fees	(14.5)	—	(19.0)
Settlement of long-term debt	—	—	(305.5)
Purchase of treasury shares	—	(11.7)	—
Proceeds from exercise of stock options	0.4	2.2	5.0

Net cash flows of financing activities	(173.7)	29.6	528.1

Effect of exchange rate changes on cash and cash equivalents	4.3	(38.8)	15.2

Decrease in cash and cash equivalents	216.8	(43.1)	15.2
Cash and cash equivalents — beginning of period	282.6	325.7	310.5

Cash and cash equivalents — end of period	$499.4	$282.6	$325.7

Supplemental Information
Cash paid during the period for:
Income tax payments	$38.6	$84.8	$98.8

Interest paid	$49.4	$47.5	$51.7

Non-cash investing and financing activities:
Issuance of nonvested shares	$5.5	$4.5	$10.5
Capital lease obligations for new equipment	$6.9	$—	$—

1)
Reflects the adoption of Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). See Note 2 of the Consolidated Financial Statements for additional information.

2)	Reflects the adoption of Noncontrolling Interests in Consolidated Financial Statements. See Note 2 of the Consolidated Financial Statements for additional information.
See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Total Equity
(dollars in millions, share amounts in thousands)

		General Cable Total Equity
									Accumulated
		Preferred		Common		Add’l			Other
	Total	Stock		Stock		Paid in	Treasury	Retained	Comprehensive	Total GCC	Noncontrolling
	Equity	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Income/(Loss)	Equity	Interest (2)
Balance, December 31, 2006	$553.9	102	$5.1	52,002	$0.6	$366.5	$(53.0)	$237.3	$(2.6)	$553.9	$—
Comprehensive income:
Net income including noncontrolling interest	191.7							191.5		191.5	0.2
Foreign currency translation adj.	51.3								64.6	64.6	(13.3)
Defined benefit plans adjustments, net of $0.1 million tax expense	4.8								4.8	4.8	—
Company deferred stock held in rabbi trust gain, net of $0.3 million tax expense	0.8								0.8	0.8	—
Loss on change in fair value of financial instruments, net of $16.5 million tax benefit	(19.0)								(16.3)	(16.3)	(2.7)

Comprehensive income	229.6									245.4	(15.8)
Acquisition and divestiture	74.6										74.6
Preferred stock dividend	(0.3)							(0.3)		(0.3)
Adoption of ASC NO. 470(1)	77.2					77.2				77.2
Issuance of nonvested shares				143						—
Stock option and RSU expense	2.5					2.5				2.5
Exercise of stock options	5.0			405		5.0				5.0
Treasury shares related to nonvested stock vesting	(4.3)			(83)			(4.3)			(4.3)
Amortization of nonvested shares	3.8					3.8				3.8
Excess tax benefits from stock-based Compensation	11.0					11.0				11.0
Accounting for uncertainty in income taxes	(18.8)							(18.8)		(18.8)
Other	(2.8)	—	—	(37)	—	0.2	(3.0)	0.1	(0.1)	(2.8)

Balance, December 31, 2007	$931.4	102	$5.1	52,430	$0.6	$466.2	$(60.3)	$409.8	$51.2	$872.6	$58.8
Comprehensive income:
Net income including noncontrolling interest	202.1							189.0		189.0	13.1
Foreign currency translation adj.	(122.8)								(128.2)	(128.2)	5.4
Defined benefit plans adjustments, net of $18.2 million tax expense	(29.5)								(29.5)	(29.5)	—
Company deferred stock held in rabbi trust loss, net of $1.0 million tax expense	(5.8)								(5.8)	(5.8)	—
Loss on change in fair value of financial instruments, net of $24.9 million tax benefit	(34.3)								(33.7)	(33.7)	(0.6)

Comprehensive income (loss)	9.7									(8.2)	17.9
Acquisition and divestiture	44.4										44.4
Preferred stock dividend	(0.3)							(0.3)		(0.3)
Issuance of nonvested shares				32
Stock option and RSU expense	6.0					6.0				6.0
Exercise of stock options	2.4			232		2.4				2.4
Treasury shares related to nonvested stock vesting	(1.8)			(31)			(1.8)			(1.8)
Amortization of nonvested shares	4.2					4.2				4.2
Excess tax benefits from stock-based Compensation	6.1					6.1				6.1
Conversion of preferred stock	—	(26)	(1.3)	129		1.3				—
Purchase treasury shares	(11.7)			(1,000)			(11.7)			(11.7)
Other	1.7			(18)		0.4	1.9	(0.6)		1.7

Balance, December 31, 2008	$992.1	76	$3.8	51,774	$0.6	$486.6	$(71.9)	$597.9	$(146.0)	$871.0	$121.1
Comprehensive income:
Net income including noncontrolling interest	116.6							108.7		108.7	7.9
Foreign currency translation adj.	76.2								63.9	63.9	12.3
Defined benefit plans adjustments, net of $9.4 million tax expense	12.8								13.6	13.6	(0.8)
Company deferred stock held in rabbi trust gain, net of $0.1 million tax expense	5.9								5.9	5.9
Gain on change in fair value of financial instruments, net of $37.3 million tax	61.3								57.8	57.8	3.5

Comprehensive income	272.8									249.9	22.9
Acquisition and divestiture
Preferred stock dividend	(0.3)							(0.3)		(0.3)
Issuance of nonvested shares				156.0
Stock option and RSU expense	6.8					6.8				6.8
Exercise of stock options	0.4			65.0	—	0.4				0.4
Treasury shares related to nonvested stock vesting	(0.3)			(14.0)			(0.3)			(0.3)
Amortization of nonvested shares	4.1					4.1				4.1
Excess tax benefits from stock-based Compensation	0.7					0.7				0.7
Conversion of preferred stock				0.1
Purchase treasury shares
Extinguishment 1.0% Senior Convertible Notes	(11.0)					(11.0)				(11.0)
Issuance Subordinated Convertible Notes	149.5					149.5				149.5
Other	(0.6)			26.8	—		(0.7)	0.1		(0.6)

Balance, December 31, 2009	$1,414.2	76	$3.8	52,008	$0.6	$637.1	$(72.9)	$706.4	$(4.8)	$1,270.2	$144.0

1)
Reflects the adoption of Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). See Note 2 of the Consolidated Financial Statements for additional information.

2)	Reflects the adoption of Noncontrolling Interests in Consolidated Financial Statements. See Note 2 of the Consolidated Financial Statements for additional information.
See accompanying Notes to Consolidated Financial Statements

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1. General
General Cable Corporation and Subsidiaries (the Company) is a leading global developer, designer, manufacturer, marketer and distributor in the wire and cable industry. The Company sells copper, aluminum and fiber optic wire and cable products worldwide. The Company’s operations are divided into three reportable segments: North America, Europe and North Africa and Rest of World (ROW) which consists of operations in Latin America, Sub-Saharan Africa, Middle East and Asia Pacific. As of December 31, 2009, General Cable operated 44 manufacturing facilities, which includes 2 facilities owned by companies in which the Company has an equity investment, in 22 countries with regional distribution centers around the world in addition to the corporate headquarters in Highland Heights, Kentucky.
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
Stock-Based Compensation
The Company has various plans which provide for granting options and common stock to certain employees and independent directors of the Company and its subsidiaries. All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their fair values. The appropriate fair value model is used for valuing share-based payments and the amortization method for the compensation cost for new awards and to awards modified, repurchased or cancelled after January 1, 2006. Information on General Cable’s equity compensation plans and additional information on compensation costs from stock-based compensation are described in Notes 13 & 14.

Earnings Per Share
Earnings per common share-basic is determined by dividing net income applicable to common shareholders by the weighted average number of common shares-basic outstanding. Earnings per common share-assuming dilution is computed based on the weighted average number of common shares-assuming dilution outstanding which gives effect (when dilutive) to stock options, other stock-based awards, the assumed conversion of the Company’s preferred stock, 1.00% Senior Convertible Notes and 0.875% Convertible Notes, Subordinated Convertible Notes, if applicable, and other potentially dilutive securities. See discussion in Note 15.
Foreign Currency Translation
For operations outside the United States that prepare financial statements in currencies other than the U.S. dollar, results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at spot exchange rates at the end of the period. Foreign currency translation adjustments are included as a separate component of accumulated other comprehensive income (loss) in total equity. The effects of changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated are recorded as foreign currency transaction gains (losses)  within other income (expense) in the Consolidated Statements of Operations.
Business Combination Accounting
Acquisitions entered into by the Company are accounted for using the purchase method of accounting. The purchase method requires management to make significant estimates. Management must measure the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. In addition, management must identify and estimate the fair values of intangible assets that should be recognized as assets apart from goodwill as well as the fair value of tangible property, plant and equipment and intangible assets acquired.
Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. As of December 31, 2009, access to cash is restricted at one of the Company’s subsidiaries in the amount of $6.1 million due to capital requirements for certain guarantees provided for under various letters of credit stemming from recent local tax regulation changes. No such restrictions were in place as of December 31, 2008.
Inventories
The Company primarily values its North American inventories and its non-North American metal inventories using the last-in first-out (LIFO) method and all remaining inventories using the first-in first-out (FIFO) method. Inventories are stated at the lower of cost or market value.
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
The Company evaluates the recoverability of the carrying amount of long-lived assets (including property, plant and equipment and intangible assets with determinable lives) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates events or changes in circumstances based mostly on actual historical operating results, but business plans, forecasts, general and industry trends and anticipated cash flows are also considered. Impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings. The Company also continually evaluates the estimated useful lives of all long-lived assets and, when warranted, revises such estimates based on current events.
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

Fair Value of Financial Instruments
The Company carries derivative assets, derivative liabilities and marketable equity securities held in rabbi trust as part of the Company’s deferred compensation plan at fair value. The Company determines the fair market value of its financial instruments based on the fair value hierarchy established in ASC No. 820 Fair Value Measurements and Disclosures, which requires an entity to maximize the use of observable inputs (Level 1) and minimize the use of unobservable inputs (Level 3) when measuring fair value. The three levels of inputs that may be used to measure fair values include:
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

Forward Pricing Agreements for Purchases of Copper and Aluminum
In the normal course of business, the Company enters into forward pricing agreements for purchases of copper and aluminum to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. The Company expects to recover the cost of copper and aluminum under these agreements as a result of firm sales price commitments with customers. See Note 10.
Pension Plans
The Company provides retirement benefits through contributory and non-contributory qualified and non-qualified defined benefit pension plans covering eligible domestic and international employees as well as through defined contribution plans and other postretirement benefits. Benefits under General Cable’s qualified U.S. defined benefit pension plan generally are based on years of service multiplied by a specific fixed dollar amount, and benefits under the Company’s qualified non-U.S. defined benefit pension plans generally are based on years of service and a variety of other factors that can include a specific fixed dollar amount or a percentage of either current salary or average salary over a specific period of time. The amounts funded for any plan year for the qualified U.S. defined benefit pension plan are neither less than the minimum required under federal law nor more than the maximum amount deductible for federal income tax purposes. General Cable’s non-qualified unfunded U.S. defined benefit pension plans include a plan that provides defined benefits to select senior management employees beyond those benefits provided by other programs. The Company’s non-qualified unfunded non-U.S. defined benefit pension plans include plans that provide retirement indemnities to employees within the Company’s Europe and North Africa and ROW segments. Pension obligations for the non-qualified unfunded defined benefit pension plans are provided for by book reserves and are based on local practices and regulations of the respective countries. General Cable makes cash contributions for the costs of the non-qualified unfunded defined benefit pension plans as the benefits are paid.
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
As of December 31, 2006, the Company adopted the recognition provisions of ASC No. 715 and initially applied them to the funded status of its defined benefit pension plans and postretirement benefits other than pensions. This statement required the Company to recognize an asset or liability for the underfunded status of its defined benefit pension plans and postretirement benefits other than pensions in its Consolidated Balance Sheet for the year ended December 31, 2006. The initial recognition of the funded status of its defined benefit pension plans and postretirement benefits other than pensions resulted in a decrease in total equity of $7.0 million, which was net of a tax benefit of $3.8 million.

Self-insurance
The Company is self-insured for certain employee medical benefits, workers’ compensation benefits, environmental and asbestos-related issues. The Company purchased stop-loss coverage in order to limit its exposure to any significant level of employee medical claims and workers’ compensation claims in 2009 and 2008. Certain insurers are also partly responsible for coverage on many of the asbestos-related issues (see Note 17 for information relating to the release of one of these insurers during 2006). Self-insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred using the Company’s historical claims experience.
Concentration of Labor Subject to Collective Bargaining Agreements
At December 31, 2009, approximately 11,300 persons were employed by General Cable, and collective bargaining agreements covered approximately 5,700 employees, or 50% of total employees, at various locations around the world. During the five calendar years ended December 31, 2009, the Company experienced two strikes in North America both of which were settled on satisfactory terms. There were no other major strikes at any of the Company’s facilities during the five years ended December 31, 2009. Labor agreements at two locations which expired in 2009 continue to be negotiated by the Company. The Company expects that these agreements will be settled on satisfactory terms. In the United States, Chile, Thailand, New Zealand, Mexico, Germany and Brazil union contracts will expire at nine facilities in 2010 and two facilities in 2011 representing approximately 18.2% and 4.8%, respectively, of total employees as of December 31, 2009. The Company believes it will successfully renegotiate these contracts as they come due. For countries not specifically discussed above, labor agreements are generally negotiated on an annual or bi-annual basis.
Concentration of Risk
General Cable sells a broad range of products globally. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers, including members of buying groups, composing General Cable’s customer base. General Cable customers generally receive a 30 to 60 day payment period on purchases from the Company, with certain exceptions in European and Asian markets. Certain automotive aftermarket customers of the Company receive payment terms ranging from 45 days to 210 days, which is common in this particular market. Ongoing credit evaluations of customers’ financial condition are performed, and generally, no collateral is required. General Cable maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s estimates. Certain subsidiaries also maintain credit insurance for certain customer balances. Bad debt expense associated with uncollectible accounts for the years ended December 31, 2009, 2008 and 2007 was $8.3 million, $4.3 million and $9.7 million, respectively.
In North America, the Company has centralized the purchasing of its copper, aluminum and other significant raw materials to capitalize on economies of scale and to facilitate the negotiation of favorable purchase terms from suppliers. In 2009, the Company’s largest supplier of copper rod accounted for approximately 86% of its North American copper purchases while the largest supplier of aluminum rod accounted for approximately 87% of its North American aluminum purchases. The Company’s European operations purchase copper and aluminum rod from many suppliers or brokers with each generally providing a small percentage of the total copper and aluminum rod purchased. The Company’s ROW segment internally produces the majority of its copper and aluminum rod production needs and obtains cathode and ingots from various suppliers with each supplier generally providing a small percentage.
Income Taxes
The Company provides for income taxes on all transactions that have been recognized in the Consolidated Financial Statements in accordance with ASC 740. Under ASC 740, deferred tax assets and liabilities are determined based on the differences between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
The Company records a valuation allowance to reduce deferred tax assets to the amount that it believes is more likely than not to be realized. The valuation of the deferred tax asset is dependent on, among other things, the ability of the Company to generate a sufficient level of future taxable income. In estimating future taxable income, the Company has considered both positive and negative evidence, such as historical and forecasted results of operations, including prior losses, and has considered the implementation of prudent and feasible tax planning strategies. At December 31, 2009, the Company had recorded a net deferred tax liability of $84.1 million ($100.2 million net current deferred tax asset less $184.3 million net long term deferred tax liability). The Company has and will continue to review on a quarterly basis its assumptions and tax planning strategies, and, if the amount of the estimated realizable net deferred tax asset is less than the amount currently on the balance sheet, the Company would reduce its deferred tax asset, recognizing a non-cash charge against reported earnings. Likewise, if the Company determines that a valuation allowance against a deferred tax asset is no longer appropriate, the adjustment to the valuation allowance would reduce income tax expense.

In July 2006, ASC 740 “Accounting for Uncertainty in Income Taxes,” was issued. ASC 740 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. This guidance is effective for fiscal years beginning after December 15, 2006. The adoption of ASC 740 decreased total equity as of January 1, 2007 by approximately $18.8 million. See Note 11 for additional information.
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
Derivative Financial Instruments
Derivative financial instruments are utilized to manage interest rate, commodity and foreign currency risk. General Cable does not hold or issue derivative financial instruments for trading purposes. ASC No. 815, Accounting for Derivative Instruments and Hedging Activities, as amended, requires that all derivatives be recorded on the balance sheet at fair value. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and whether it qualifies for hedge accounting. ASC No. 815, as applied to General Cable’s risk management strategies, may increase or decrease reported net income, and total equity, or both, prospectively depending on changes in interest rates and other variables affecting the fair value of derivative instruments and hedged items. See further discussion in Notes 10 and 19.
Foreign currency and commodity contracts that are designated as and qualify as cash flow hedges are used to hedge future sales and purchase commitments. Interest rate swaps that are also designated as and qualify as cash flow hedges are used to achieve a targeted mix of floating rate and fixed rate debt. Unrealized gains and losses on the designated cash flow financial instruments, excluding ineffectiveness, which is recorded in earnings, are recorded in other comprehensive income (loss) until the underlying transaction occurs and is recorded in the statement of operations at which point such amounts included in accumulated other comprehensive income (loss) are recognized in earnings. This recognition generally will occur over periods of less than one year.
The Company’s U.S. dollar to Euro cross currency and interest rate swap expired on November 15, 2007. The instrument was designated as and qualified as a hedge of the Company’s net investment in its European operations and was used to hedge the effects of the changes in spot exchange rates on the value of the net investment. At the maturity date, November 15, 2007, the Company paid approximately $30.5 million to settle the net investment hedge. The unrealized loss recognized in accumulated other comprehensive income (loss) may be recorded in the statement of operations if the Company divests of its European operations at some future date.
Shipping and Handling Costs
All shipping and handling amounts billed to a customer in a sales transaction are classified as revenue. Shipping and handling costs associated with storage and handling of finished goods and storage and handling of shipments to customers are included in cost of sales and totaled $111.2 million, $165.4 million and $117.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.
Advertising Expense
Advertising expense consists of expenses relating to promoting the Company’s products, including trade shows, catalogs, and e-commerce promotions, and is charged to expense when incurred. Advertising expense was $7.5 million, $11.1 million and $9.5 million in 2009, 2008 and 2007, respectively.
New Accounting Standards
The Company has not changed any of its existing accounting policies with the exception of the following accounting standards, all of which were adopted and became effective with respect to the Company on January 1, 2009:
•
“Disclosures about Derivative Instruments and Hedging Activities” referred to in the transition guidance located in ASC815 Derivatives and Hedging requires qualitative disclosures about the Company’s objectives and strategies for using derivatives, quantitative disclosures about the fair value of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. For additional information, see Note 10 to the Consolidated Financial Statements.

•
The recognition and disclosure of fair value measurements for non-financial assets and non-financial liabilities in the financial statements on a nonrecurring basis referred to in the transition guidance located in ASC820 Fair Value Measurements and Disclosures had no impact on the Company’s consolidated balance sheet, statement of operations or cash flows. For additional information, see Note 19 to the Consolidated Financial Statements.

•
The measurement of identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired referred to in the transition guidance in ASC805 Business Combinations, had no impact on the Company’s consolidated balance sheet, statement of operations or cash flows.

•
“Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” referred to in the transition guidance located in ASC260 Earnings Per Share specifies that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends shall be considered participating securities in undistributed earnings along with common shareholders. As a result, the Company retrospectively applied the two-class method of computing basic and diluted earnings per share resulting in a decrease in earnings per share — basic of $0.04 and $0.08 for the years ended December 31, 2008 and 2007, respectively. Historically and for the years ended December 31, 2009, 2008 and 2007, the Company did not declare, pay or otherwise accrue a dividend payable to the holders of the Company’s common stock or holders of unvested share-based payment awards (restricted stock). The adoption of ASC260 Earnings Per Share had no impact on the Company’s earnings per common share — assuming dilution computation. For additional information see Note 15 of the Consolidated Financial Statements.

The effect of the change to the new accounting standard ASC260 Earnings Per Share on the earnings per share — basic computation for the years ended December 31, 2008 and 2007 is as follows (in millions, except per share data):

	Year Ended December 31,
	2008	2007
Before Adoption
Weighted average shares outstanding	52.2	51.2
Earnings per common share — basic	$4.16	$4.07

After Adoption
Weighted average shares outstanding	52.6	52.2
Earnings per common share — basic	$4.12	$3.99

Effects of change
Weighted average shares outstanding	0.4	1.0
Earnings per common share — basic	$(0.04)	$(0.08)

Note: The information presented in the above table is before the adoption of Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including Partial Cash Settlement) (net income has not been adjusted).
•
“Noncontrolling Interests in Consolidated Financial Statements” referred to in the transition guidance located in ASC810 Consolidation establishes new standards governing the accounting for and reporting of noncontrolling interests in partially owned consolidated subsidiaries. Certain provisions of this standard indicate, among other things, that noncontrolling interests (previously referred to as minority interests) should be treated as a separate component of equity and that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the noncontrolling interests even when such allocation might result in a deficit balance. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of operations. As a result of the retrospective presentation and disclosure requirements, the consolidated balance sheet and consolidated statement of changes in total equity have been adjusted to reflect the reclassification of noncontrolling interest to equity, the consolidated statement of operations has been adjusted to include the net income attributable to the noncontrolling interest, and the disclosure of consolidated comprehensive income has been adjusted to include comprehensive income attributable to the noncontrolling interest. For additional information, see Note 13 to the Consolidated Financial Statements.

The effect of the change to the new accounting standard ASC810 Consolidation on the consolidated balance sheet as of December 31, 2008 and 2007 is as follows (in millions):

	December 31, 2008			December 31, 2007
	Before	After	Effect of	Before	After	Effect of
	Adoption	Adoption	change	Adoption	Adoption	change
Minority interest in consolidated Subsidiaries	$132.3	$—	$(132.3)	$74.8	$—	$(74.8)

Accumulated other comprehensive Income (loss)	$(157.2)	$(146.0)	$11.2	$35.2	$51.2	$16.0
Total Company Shareholders’ equity	$708.4	$719.6	$11.2	$676.9	$692.9	$16.0
Noncontrolling interest	$—	$121.1	$121.1	$—	58.8	$58.8
Total equity	$708.4	$840.7	$132.3	$676.9	$751.7	$74.8
Note: The information presented in the above table is before the adoption of Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including Partial Cash Settlement).
•
“Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including Partial Cash Settlement)” referred to in the transition guidance located in ASC470 Debt specifies that when issuers of convertible debt instruments recognize interest cost, they should separately account for the liability and equity components of the instrument in a manner that will reflect the entity’s non-convertible debt borrowing rate on the instrument’s issuance date. As a result, the Company’s Consolidated Balance Sheet, Statement of Operations and Statement of Cash Flows have been adjusted for all periods presented. For additional discussion, see Note 9 to the Consolidated Financial Statements. As a result of the retrospective application, certain amounts in the Company’s 2008 and 2007 Consolidated Statement of Operations were changed and are presented below for the years ended December 31, 2008 and 2007:

	Year Ended December 31, 2008
	Before	After
(in millions)	Adoption	Adoption	Effect of change
Interest expense	$68.1	$104.1	$36.0
Income tax provision (benefit)	112.7	104.9	(7.8)
Net income applicable to common shareholders(1)	$216.9	$188.7	$(28.2)
Earnings per common share — basic(2)	$4.16	$3.61	$(0.55)
Earnings per common share — assuming dilution	$4.07	$3.54	$(0.53)

(1)	Presentation does not reflect the adoption of Noncontrolling Interests in Consolidated Financial Statements

(2)	Amounts do not reflect the impact of adopting Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

	Year Ended December 31, 2007
	Before	After
(in millions)	Adoption	Adoption	Effect of change
Interest expense	$48.4	$67.3	$18.9
Income tax provision (benefit)	99.4	97.6	(1.8)
Net income applicable to common shareholders(1)	$208.3	$191.2	$(17.1)
Earnings per common share — basic(2)	$4.07	$3.73	$(0.34)
Earnings per common share — assuming dilution	$3.82	$3.51	$(0.31)

(1)	Presentation does not reflect the adoption of Noncontrolling Interests in Consolidated Financial Statements

(2)	Amounts do not reflect the impact of adopting Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

As a result of the retrospective application, certain amounts in the Company’s 2008 and 2007 Consolidated Balance Sheet were changed and are presented below:

	December 31, 2008			December 31, 2007
	Before	After	Effect of	Before	After	Effect of
	Adoption	Adoption	Change	Adoption	Adoption	change
Prepaid expenses and other	$77.6	$71.5	$(6.1)	$73.7	$66.3	$(7.4)
Deferred income taxes	53.9	56.0	2.1	42.6	22.0	(20.6)
Total assets	$3,840.4	$3,836.4	$(4.0)	$3,793.6	$3,765.6	$(28.0)

Current portion of long-term debt	$230.5	$230.5	$—	$500.9	$392.4	$(108.5)
Long-term debt	1,216.1	1,023.5	(192.6)	897.9	776.5	(121.4)
Deferred income taxes	96.4	133.6	37.2	118.5	140.7	22.2
Total liabilities	$2,999.7	$2,844.3	$(155.4)	$3,041.9	$2,834.2	$(207.7)

Additional paid-in capital	$288.4	$486.6	$198.2	$268.0	$466.2	$198.2
Retained earnings	644.7	597.9	(46.8)	428.3	409.8	(18.5)
Total liabilities and equity	$3,840.4	$3,836.4	$(4.0)	$3,793.6	$3,765.6	$(28.0)

Note: Presentation does not reflect the adoption of Noncontrolling Interests in Consolidated Financial Statements
The effect of the change to the new accounting standards Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including Partial Cash Settlement) and Noncontrolling Interests in Consolidated Financial Statements on the consolidated statement of cash flows for the years ended December 31, 2008 and 2007 is as follows:

	Year Ended December 31, 2008
	Before	After	Total Effect	ASC No.	ASC No.
(in millions)	Adoption	Adoption	of change	810	470
Net income	$217.2	$202.1	$(15.1)	$13.1	$(28.2)
Deferred income taxes	$11.3	$3.5	$(7.8)	$—	$(7.8)
Convertible debt instruments noncash interest charges	$—	$36.0	$36.0	$—	$36.0
Increase (decrease) in accounts payable, accrued and other liabilities	$(130.1)	$(143.2)	$(13.1)	$(13.1)	$—
Net cash flows of operating activities	$229.4	$229.4	$—	$—	$—

	Year Ended December 31, 2007
	Before	After	Total Effect	ASC No.	ASC No.
(in millions)	Adoption	Adoption	of change	810	470
Net income	$208.6	$191.7	$(16.9)	$0.2	$(17.1)
Deferred income taxes	$(11.6)	$(13.4)	$(1.8)	$—	$(1.8)
Convertible debt instruments noncash interest charges	$—	$18.9	$18.9	$—	$18.9
Increase (decrease) in accounts payable, accrued and other liabilities	$(33.8)	$(34.0)	$(0.2)	$(0.2)	$—
Net cash flows of operating activities	$231.7	$231.7	$—	$—	$—
The adoption of the new accounting standards had no net effect on the consolidated statement of cash flows.
Effective December 31, 2009, the Company adopted “Employers’ Disclosures about Postretirement Benefit Plan Assets” referred to in the transition guidance section of ASC715: Compensation-Retirement Benefits, which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional disclosures regarding (i) investment policies and strategies, (ii) categories of plan assets, (iii) fair value measurements of plan assets, and (iv) significant concentrations of risk have been incorporated into Note 12 to the Consolidated Financial Statements. The adoption of this standard had no impact on the Company’s financial position or results of operations.
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
The following table represents the final purchase price allocation based on the estimated fair values, or other measurements as applicable, of the assets acquired and the liabilities assumed as well as $8.0 million for the purchase of additional minority interest, in millions:

October 31, 2007
Assets		Liabilities
Cash	$99.0	Current liabilities	$396.5
Accounts receivable	279.8	Other liabilities	114.3

Inventories	280.7	Total liabilities	$510.8

Property, plant and equipment	190.3
Intangible assets	237.4	Noncontrolling Interest	$86.3

Goodwill	159.7
Other current and noncurrent assets	75.0

Total assets	$1,321.9

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

	Year Ended December 31
			2007
	2008	2007	(Pro forma)
Revenue	$6,230.1	$4,614.8	$5,552.4
Net income applicable to Company common shareholders(1)	$188.7	$191.2	$246.2
Earnings per common share — assuming dilution(1)	$3.54	$3.51	$4.51

1)	Reflects the adoption of Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion. See Note 2 of the Consolidated Financial Statements for additional information
Pro forma adjustments have been made to interest expense, depreciation and amortization, income taxes and noncontrolling interest in consolidated subsidiaries to present the amounts on a purchase accounting adjusted basis.

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
4. Other income (expense)
Other income (expense) includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated. During 2009, 2008 and 2007, the Company recorded a $7.0 million gain, $27.2 million loss and a $3.4 million loss, respectively, resulting from foreign currency transaction gains and losses. The change in 2009 over 2008 is primarily the result of the rapid and significant devaluation of certain emerging market currencies principally in South America and Sub-Sahara Africa.
5. Inventories
Inventories consisted of the following (in millions):

	December 31,
	2009	2008
Raw materials	$154.9	$197.4
Work in process	131.9	168.9
Finished goods	563.5	586.9

Total	$850.3	$953.2

At December 31, 2009 and December 31, 2008, $485.7 million and $610.1 million, respectively, of inventories were valued using the LIFO method. Approximate replacement costs of inventories valued using the LIFO method totaled $731.2 million at December 31, 2009 and $505.9 million at December 31, 2008.
During 2009, a period in which the raw material metal inventory turned multiple times, the replacement costs for raw material metal inventory remained below the Company’s LIFO value but increased as compared to replacement costs at the end of the year resulting in a favorable impact on the Company’s costs of good sold of approximately $34.6 million as compared to an unfavorable impact of $32.0 million in 2008. During 2009, the reduction of LIFO inventory quantities in a period when replacement costs were lower than the LIFO value of the inventory resulting in a LIFO liquidation quantity loss of $38.7 million as compared to a LIFO liquidation quantity gain of $2.4 million in 2008.

At December 31, 2009 and 2008, the Company had approximately $24.0 million and $30.2 million, respectively of consignment inventory at locations not operated by the Company with approximately 73% and 74%, respectively, of the consignment inventory being located throughout the United States and Canada.
6. Property, Plant and Equipment
Property, plant and equipment consisted of the following (in millions):

	December 31,
	2009	2008
Land	$109.2	$93.1
Buildings and leasehold improvements	290.4	214.7
Machinery, equipment and office furnishings	967.2	783.3
Construction in progress	77.1	121.0

Total — gross book value	1,443.9	1,212.1
Less accumulated depreciation	(428.6)	(331.2)

Total — net book value	$1,015.3	$880.9

Depreciation expense totaled $84.8 million, $75.5 million and $55.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.
During the fourth quarter 2007, the Company rationalized outside plant telecommunication products manufacturing capacity due to continued declines in telecommunications cable demand. The Company closed a portion of its telecommunications capacity and has taken a pre-tax charge to write-off certain production equipment of $6.6 million. This action allowed for approximately 100,000 square feet of manufacturing space to be utilized for other products for the local markets in Mexico as well as the markets in Central and South America.
Capital leases included within property, plant and equipment on the balance sheet were $8.2 million at December 31, 2009 and $5.3 million at December 31, 2008. Accumulated depreciation on capital leases was $1.0 million at December 31, 2009 and $3.2 million at December 31, 2008.
7. Goodwill and Other Intangible Assets, net
The amounts of goodwill and indefinite-lived intangible assets were as follows in millions of dollars:

	Goodwill				Indefinite-lived assets — Trade names
	North	Europe and			North	Europe and
	America	North Africa	ROW	Total	America	North Africa	ROW	Total
Balance at December 31, 2007	—	—	116.1	116.1	—	0.5	132.4	132.9
Acquisitions	0.8	26.4	43.6	70.8	—	—	—	—
Currency translation and other adjustments	—	(3.5)	(11.5)	(15.0)	—	—	(9.8)	(9.8)

Balance at December 31, 2008	$0.8	$22.9	$148.2	$171.9	$—	$0.5	$122.6	$123.1
Acquisitions	4.4	(22.1)	4.6	(13.1)	—	—	—	—
Currency translation and other adjustments	—	(0.8)	(0.6)	(1.4)	—	—	6.7	6.7

Balance at December 31, 2009	$5.2	$0.0	$152.2	$157.4	$—	$0.5	$129.3	$129.8

In the second quarter of 2009, the Company finalized its purchase price allocation related to the acquisition of Enica Biskra in the Company’s Europe and North Africa segment. As a result of the fair value of net assets acquired exceeding the purchase price the Company recorded an adjustment of $22.1 million to its preliminary estimate of goodwill in order to allocate the pro rata reduction of amounts that would otherwise be assigned to all of the net assets acquired as a result of the property, plant and equipment valuation. The Company recorded goodwill and trade names of $152.2 million and $129.3 million, respectively, after currency translation adjustments related to the acquisition of PDIC and PDP in the Company’s ROW segment. There have been no impairment charges recognized for goodwill or indefinite-lived assets.

The amounts of other intangible assets — customer relationships were as follows in millions of dollars:

	December 31
	2009	2008
Amortized intangible assets:
Customer relationships	$106.4	$106.4
Accumulated amortization	(34.8)	(19.1)
Foreign currency translation adjustment	(3.8)	(8.6)

Total Amortized intangible assets	$67.8	$78.7

As part of the PDIC acquisition and the related purchase accounting adjustments, the Company acquired certain trade names and customer relationships for which the fair market value as of October 31, 2007 was $132.4 million and $104.9 million, respectively, before currency translation adjustments. Amortized intangible assets are stated at cost less accumulated amortization as of December 31, 2009 and 2008. Customer relationships have been determined to have a useful life in the range of 3.5 to 10 years and the Company has accelerated the amortization expense to align with the historical customer attrition rates. The amortization of intangible assets in 2009 and 2008 was $15.7 million and $16.5 million, respectively. The estimated amortization expense for the next five years is in millions of dollars: 2010 — $13.9 million, 2011 — $10.8 million, 2012 — $9.2 million, 2013 — $8.4 million, and 2014 — $7.7 million and $17.8 million thereafter.
8. Accrued Liabilities
Accrued liabilities consisted of the following (in millions):

	December 31,
	2009	2008
Payroll related accruals	$76.2	$85.1
Customers deposits and prepayments	53.2	33.5
Taxes other than income	26.7	17.9
Customer rebates	50.9	78.8
Insurance claims and related expenses	11.3	15.6
Current and deferred income tax liabilities	55.2	11.7
Derivative liability	4.3	64.7
Other accrued liabilities	88.8	116.0

Total	$366.6	$423.3

9. Long-Term Debt

	December 31,
(in millions)	2009	2008
North America
Subordinated Convertible Notes due 2029	$429.5	$—
Debt discount on Subordinated Convertible Notes due 2029	(266.6)	—
1.00% Senior Convertible Notes due 2012	10.6	475.0
Debt discount on 1.00% Senior Convertible Notes due 2012	(1.7)	(99.3)
0.875% Convertible Notes due 2013	355.0	355.0
Debt discount on 0.875% Convertible Notes due 2013	(77.0)	(93.3)
7.125% Senior Notes due 2017	200.0	200.0
Senior Floating Rate Notes	125.0	125.0
Amended Credit Facility	—	—
Other	9.1	11.3
Europe and North Africa
Credit facilities	31.4	83.6
Spanish Term Loan	72.5	64.1
Uncommitted accounts receivable facilities	1.1	43.3
Other	17.1	9.6
ROW
Credit facilities	16.3	79.7

Total debt	922.3	1,254.0
Less current maturities	53.0	230.5

Long-term debt	$869.3	$1,023.5

At December 31, 2009, maturities of long-term debt during twelve month periods beginning December 31, 2010 through December 31, 2015 are $53.0 million, $35.4 million, $27.3 million, $296.1 million and $10.3 million, respectively, and $500.2 million thereafter. As of December 31, 2009 and December 31, 2008, the Company was in compliance with all debt covenants as discussed below.
On December 15, 2009, the Company completed an offer to exchange $925 principal amount of the new subordinated convertible notes due in 2029 for each $1,000 principal amount of the 1.00% Senior Convertible Notes due in 2012 which resulted in the issuance of $429.5 million aggregate principal amount of new Subordinated Convertible Notes due in 2029 in exchange for approximately 97.8% or $464.4 million aggregate principal amount of the 1.00% senior convertible notes due in 2012. An aggregate principal amount of $10.6 million of the 1.00% Senior Convertible Notes due in 2012 remain outstanding as of December 15, 2009. The exchange was treated as an extinguishment of the 1.00% Senior Convertible Notes due in 2012 and issuance of new subordinate debt due in 2029 for the notes that were tendered. The Company recorded a non-cash loss on debt extinguishment of $7.6 million or approximately $0.10 earnings per share which included the write-off of $4.9 million of unamortized debt issuance costs related to the 1.00% Senior Convertible Notes due in 2012.
The Company’s convertible debt instruments outstanding as of December 31, 2009 and 2008 are as follows:

	Subordinate Notes due in 2029		1.00% Senior Convertible Notes		0.875% Convertible Notes
	December 31,		December 31,		December 31,
(in millions)	2009	2008	2009	2008	2009	2008
Face value	$429.5	$—	$10.6	$475.0	$355.0	$355.0
Debt discount	(266.6)	—	(1.7)	(99.3)	(77.0)	(93.3)
Book value	162.9	—	8.9	375.7	278.0	261.7
Fair value	574.5	—	8.0	285.0	287.6	184.6
Maturity date	November 2029		October 2012		November 2013
Stated annual interest rate	4.50% until Nov 2019 2.25% until Nov 2029		1.00% until Oct 2012		0.875% until Nov 2013
Interest payments	Semi-annually: May 15 & Nov 15		Semi-annually: April 15 & October 15		Semi-annually: May 15 & November 15
Subordinated Convertible Notes
The Company’s Subordinated Convertible Notes were issued on December 15, 2009 in the amount of $429.5 million pursuant to the aforementioned exchange offer. The notes and the common stock issuable upon conversion were registered on a Registration Statement on Form S-4, initially filed with the SEC on October 27, 2009, as amended and as declared effective by the SEC on December 15, 2009. At issuance, the Company separately accounted for the liability and equity components of the instrument, based on the Company’s nonconvertible debt borrowing rate on the instrument’s issuance date of 12.5%. At issuance, the liability and equity components were $162.9 million and $266.6 million, respectively. The equity component (debt discount) is being amortized to interest expense based on the effective interest method. There were no proceeds generated from the transaction and the Company incurred issuance fees and expenses of approximately $14.5 million as a result of the exchange offer which have been proportionately allocated to the liability and equity components of the new subordinate notes due in 2029. Additional terms have been summarized in the table below.
1.00% Senior Convertible Notes
As a result of the aforementioned exchange offer, approximately 97.8% or $464.4 million of the Company’s 1.00% Senior Convertible Notes were validly tendered. As of December 15, 2009, there were $10.6 million of the 1.00% Senior Convertible Notes outstanding. The Company’s 1.00% Senior Convertible Notes were originally issued in September 2007 in the amount of $475.0 million and sold to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). Subsequently, on April 16, 2008, the resale of the notes and the common stock issuable upon conversion of the notes was registered on a Registration Statement on Form S-3. Beginning January 1, 2009, as discussed in Note 2, the Company separately accounted for the liability and equity components of the instrument, retrospectively, based on the Company’s nonconvertible debt borrowing rate on the instrument’s issuance date of 7.5%. At issuance, the liability and equity components were $348.2 million and $126.8 million, respectively. At the exchange date December 15, 2009, the liability and equity components were $389.7 million and $74.7 million, respectively. The equity component (debt discount) is being amortized to interest expense based on the effective interest method. Key terms have been summarized in the table below.
Proceeds from the 1.00% Senior Convertible Notes were used to partially fund the purchase price of $707.6 million related to the PDIC acquisition and to pay transaction costs of approximately $12.3 million directly related to the issuance that have been allocated to the liability and equity components in proportion to the allocation of proceeds.

0.875% Convertible Notes
The Company’s 0.875% Convertible Notes were issued in November of 2006 in the amount of $355.0 million. At the time of issuance, the notes and the common stock issuable upon conversion of the notes were registered on a Registration Statement on Form S-3ASR and subsequently, on September 30, 2009, the Company filed a Renewal Registration Statement for the underlying common stock on Form S-3ASR. Beginning January 1, 2009, as discussed in Note 2, the Company separately accounted for the liability and equity components of the instrument, retrospectively, based on the Company’s nonconvertible debt borrowing rate on the instrument’s issuance date of 7.35%. At issuance, the liability and equity components were $230.9 million and $124.1 million, respectively. The equity component (debt discount) is being amortized to interest expense based on the effective interest method. Key terms have been summarized in the table below.
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
The note hedges and warrants are separate and legally distinct instruments that bind the Company and the counterparties and have no binding effect on the holders of the 0.875% Convertible Notes. In addition, the note hedges and warrants were recorded as a charge and an increase, respectively, in additional paid-in capital in total equity as separate equity transactions.
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

The Company’s convertible debt instruments and terms are summarized in the tables below. For a discussion of the effects on earnings per share, see Note 15.

	Subordinate notes due in 2029(1)	1.00% Senior Convertible Notes(1)	0.875% Convertible Notes(1)
Conversion Rights — The notes are convertible at the option of the holder into the Company’s common stock upon the occurrence of certain events, including	(i) during any calendar quarter commencing after March 31, 2010, in which the closing price of the Company’s common stock is greater than or equal to 130% of the conversion price for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter (establishing a contingent conversion price of $47.78);	(i) during any calendar quarter commencing after March 31, 2008 in which the closing price of the Company’s common stock is greater than or equal to 130% of the conversion price for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter (establishing a contingent conversion price of $109.11);	(i) during any calendar quarter commencing after March 31, 2007 in which the closing price of the Company’s common stock is greater than or equal to 130% of the conversion price for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter (establishing a contingent conversion price of $65.47);

(ii) during any five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the notes for each day of that period is less than 98% of the product of the closing sale price of the Company’s common stock and the applicable conversion rate;

(iii) certain distributions to holders of the Company’s common stock are made or upon specified corporate transactions including a consolidation or merger;

(iv) a fundamental change as defined; and

	(v) at any time during the period beginning on August 31, 2029 and ending on the close of business on the business day immediately preceding the stated maturity date.	(v) at any time during the period beginning on Sept 15, 2012 and ending on the close of business on the business day immediately preceding the stated maturity date.	(v) at any time during the period beginning on Oct 15, 2013 and ending on the close of business on the business day immediately preceding the stated maturity date.

	(vi) On or after November 15, 2019, the Company may redeem all or a part of the notes for cash at a price equal to 100% of the principal amount of the notes, plus interest, if the price of our common stock has been at least 150% of the conversion price then in effect for at least 20 trading days during the 30 consecutive trading day period immediately preceding the date on which notice is given	(vi) Not applicable	(vi) Not applicable

Initial conversion rate	$36.75 per share — approximating 27.2109 shares per $1,000 principal amount of notes	$83.93 per share — approximating 11.9142 shares per $1,000 principal amount of the notes	$50.36 per share — approximating 19.856 shares per $1,000 principal amount of the notes

Upon conversion	A holder will receive, in lieu of common stock, an amount of cash equal to the lesser of (i) the principal amount of the notes, or (ii) the conversion value, determined in the manner set forth in the indenture governing the notes, of a number of shares equal to the conversion rate.

If the conversion value exceeds the principal amount of the notes on the conversion date, the Company will also deliver, at the Company’s election, cash or common stock or a combination of cash and common stock with respect to the conversion value upon conversion.

If conversion occurs in connection with a “fundamental change” as defined in the notes indenture, the Company may be required to repurchase the notes for cash at a price equal to the principal amount plus accrued but unpaid interest.

If conversion occurs in connection with certain changes in control, the Company may be required to deliver additional shares of the Company’s common stock (a “make whole” premium) by increasing the conversion rate with respect to such notes

Share issuable upon conversion	The Company may issue additional share up to 11,686,075 under almost all conditions and up to 14,315,419 under the “make-whole” premium	The Company may issue additional share up to 5,659,245 under almost all conditions and up to 7,215,535 under the “make-whole” premium	The Company may issue additional share up to 7,048,880 under almost all conditions and up to 8,987,322 under the “make-whole” premium

Guarantee	None	Unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company’s wholly-owned U.S. and Canadian subsidiaries.

(1)	In the event of a “fundamental change” or exceeding the aforementioned average pricing thresholds, the Company would be required to classify the amount outstanding as a current liability.

7.125% Senior Notes and Senior Floating Rate Notes
The Company’s $325.0 million in aggregate principal amount of new senior unsecured notes, comprised of $125.0 million of Senior Floating Rate Notes due 2015 (the “Senior Floating Rate Notes”) and $200.0 million of 7.125% Senior Fixed Rate Notes due 2017 (the “7.125% Senior Notes” and together, the “Notes”) were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act on March 21, 2007. An exchange offer commenced on June 11, 2007 and was completed on July 26, 2007 to replace the unregistered Notes with registered Notes with like terms pursuant to an effective Registration Statement on Form S-4.

	7.125% Senior Notes			Senior Floating Rate Notes
(in millions)	Dec 31, 2009		Dec 31, 2008	Dec 31, 2009		Dec 31, 2008
Face value	$200.0		$200.0	$125.0		$125.0
Fair value	196.0		132.8	111.3		59.2
Interest rate	7.125%		7.125%	2.7%		6.3%
Interest payment	Semi-annually:			3-month LIBOR rate plus 2.375%
	Apr 1 & Oct 1			Quarterly: Jan 1, Apr 1, Jul 1 & Oct 1
Maturity date	April 2017			April 2015
Guarantee	Jointly and severally guaranteed by the Company’s wholly-owned U.S. and Canadian subsidiaries
Call Option(1)	Beginning Date		Percentage	Beginning Date		Percentage

	April 1, 2012	–	103.563%	April 1, 2009	–	102.0%
	April 1, 2013	–	102.375%	April 1, 2010	–	101.0%
	April 1, 2014	–	101.188%	April 1, 2011	–	100.0%
	April 1, 2015	–	100.000%

(1)	The Company may, at its option, redeem the Notes on or after the following dates and percentages (plus interest due)
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
Proceeds from the Notes of $325.0 million, less approximately $7.9 million of cash payments for fees and expenses that are being amortized over the life of the Notes, were used to pay approximately $285.0 million for the 9.5% Senior Notes, $9.3 million for accrued interest on the 9.5% Senior Notes and $20.5 million for tender fees and the inducement premium on the 9.5% Senior Notes, leaving net cash proceeds of approximately $2.3 million which were used for general corporate purposes.
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

The Company’s Amended credit facility is summarized in the table below:

Amended credit facility
(in millions)	Dec 31, 2009	Dec 31, 2008
Outstanding borrowings	$—	$—
Undrawn availability	293.6	301.3
Interest rate	—	—
Outstanding letters of credit	28.2	29.5
Original issuance	November 2003
Maturity date	July 2012
Spanish Term Loans
The table below provides a summary of the Company’s term loans and corresponding fixed interest rate swaps. The proceeds from the Spanish Term Loans were used to partially fund the acquisition of Enica Biskra and for general working capital purposes. There is no remaining availability under these Spanish Term Loans. Effective September 1, 2009, the Company entered into a new five year term loan. The loan bears interest at Euribor plus 2.0% payable quarterly in arrears with principal payments due semi-annually in February and August.

	Spanish Term Loans(1)
(in millions)	Dec 31, 2009	Dec 31, 2008
Outstanding borrowings	$72.5	$64.1
Interest rate — weighted average(2)	4.1%	4.4%

(1)	The terms of the Spanish Term Loans are as follows:

	Original					Interest rate
(in millions)	Amount	Issuance Date	Maturity Date	Interest rate	Loan and Interest payable	Swap(2)
Term Loan 1	20.0 euros	February 2008	February 2013	Euribor +0.5%	Semi-annual: Aug & Feb	4.2%
Term Loan 2	10.0 euros	April 2008	April 2013	Euribor +0.75%	Semi-annual: Apr & Oct	4.58%
Term Loan 3	21.0 euros	June 2008	June 2013	Euribor +0.75%	Quarterly: Mar, Jun, Sept & Dec	4.48%
Term Loan 4	15.0 euros	September 2009	August 2014	Euribor +2.0%	Quarterly: Mar, Jun, Sept & Dec	—
					Principal payments: Feb & Aug

(2)
At the issuance date of the respective term loans, the Company entered into fixed interest rate swaps to coincide with the terms and conditions of the term loans that will effectively hedge the variable interest rate with a fixed interest rate.

Europe and North Africa Credit Facilities
The Company’s Europe and North Africa credit facilities are summarized in the table below:

	Europe and North Africa credit facilities
(in millions)	Dec 31, 2009	Dec 31, 2008
Outstanding borrowings	$31.4	$83.6
Undrawn availability	147.7	108.3
Interest rate — weighted average	4.6%	5.0%
Maturity date	Various
Europe and North Africa Uncommitted Accounts Receivable Facilities
The Company’s Europe and North Africa uncommitted accounts receivable facilities are summarized in the table below:

	Uncommitted accounts receivable facilities
(in millions)	Dec 31, 2009	Dec 31, 2008
Outstanding borrowings	$1.1	$43.3
Undrawn availability	125.4	95.1
Interest rate — weighted average	1.7%	4.3%
Maturity date	Various
The Spanish Term Loans and certain credit facilities held by the Company’s Spain subsidiary are subject to certain financial ratios of the Company’s European subsidiaries, which includes minimum net equity and net debt to EBITDA (earnings before interest, taxes, depreciation and amortization). At December 31, 2009 and 2008, the Company was in compliance with all covenants under these facilities.

ROW credit facilities
The Company’s ROW credit facilities are summarized in the table below:

	ROW credit facilities
(in millions)	Dec 31, 2009	Dec 31, 2008
Outstanding borrowings	$16.3	$79.7
Undrawn availability	361.4	349.9
Interest rate — weighted average	2.3%	5.6%
Maturity date	Various
The Company’s ROW credit facilities are short term loans utilized for working capital purposes. Certain credit facilities are subject to financial covenants. The Company was in compliance with all covenants under these facilities as of December 31, 2009 and 2008.
10. Financial Instruments
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
Cash Flow Hedges
The Company utilizes interest rate swaps to manage its interest expense exposure by fixing its interest rate on portions of the Company’s floating rate debt. The Company has entered into interest rate swaps on the Company’s Spanish Term Loans, as discussed above in Note 9. As of December 31, 2009, in addition to the above mentioned Spanish Term Loans related interest rate swaps with a notional value of $51.1 million which provides for a fixed interest rate of 4.4% maturing in February, April and June of 2013, the Company has one outstanding interest rate swap on $9.0 million of variable rate debt (classified as “Other” North America debt). The fair value of these financial derivatives which are designated as and qualify as cash flow hedges are based on quoted market prices which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments. At December 31, 2008, the net unrealized loss on the interest rate derivative and the related carrying value was $0.7 million. Information as of December 31, 2009 has been provided in the tables below.
The Company enters into commodity futures contracts, which are designated and qualify as cash flow hedges, for the purchase of copper, aluminum and lead for delivery in a future month to match certain sales transactions. At December 31, 2008, General Cable had an unrealized loss of $84.7 million on the commodity futures. Information as of December 31, 2009 has been provided in the tables below.
The Company enters into foreign currency exchange contracts, which are designated as and qualify as cash flow hedges, principally to manage its foreign currency exposure in certain transactions denominated in foreign currencies, thereby attempting to limit the Company’s risk that would otherwise result from changes in exchange rates. Principal transactions hedged during the year were firm sales and purchase commitments. The fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At December 31, 2008, the net unrealized gain on the net foreign currency contracts was $0.4 million. Information as of December 31, 2009 has been provided in the tables below.
Unrealized gains and losses on the Company’s derivative financial instruments are recorded in other comprehensive income (loss) until the underlying transaction occurs and is recorded in the statement of operations at which point such amounts included in accumulated other comprehensive income (loss) are recognized in income, which generally will occur over periods less than one year. During the years ended December 31, 2008 and 2007, a pre-tax $5.5 million loss and a pre-tax $0.9 million loss, respectively, were reclassified from accumulated other comprehensive income to the statement of operations. Information as of December 31, 2009 has been provided in the tables below.

Fair Value of Derivatives Instruments
The notional amounts and fair values of derivatives designated as cash flow hedges and derivatives not designated as cash flow hedges at December 31, 2009 are shown below (in millions).

	December 31, 2009
	Notional	Fair Value
	Amount	Asset (1)	Liability (2)
Derivatives designated as cash flow hedges:
Interest rate swap	$60.1	$2.5	$0.6
Commodity futures	195.0	25.1	9.1
Foreign currency exchange	274.8	2.7	3.4

		$30.3	$13.1

Derivatives not designated as cash flow hedges:
Commodity futures	$—	$—	$—
Foreign currency exchange	29.6	0.1	0.3

		$0.1	$0.3

(1)	Balance recorded in “Prepaid expenses and other” and “Other non-current assets”

(2)	Balance recorded in “Accrued liabilities” and “Other liabilities”
Depending on the extent of an unrealized loss position on a derivative contract held by the Company, certain counterparties may require collateral to secure the Company’s derivative contract position. The Company recorded $8.7 million in the “prepaid expenses and other” line item on the consolidated balance sheet as of December 31, 2008 for collateral. As of December 31, 2009, there were no contracts held by the Company that required collateral to secure the Company’s derivative liability positions.
For the above derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the unrealized gain and loss on the derivative is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings, which generally occurs over periods of less than one year. Gains and loss on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

	Fiscal Year Ended December 31, 2009
			Ineffective portion and
	Effective Portion	Reclassified from	amount excluded from
	recognized in OCI	Accumulated OCI	effectiveness testing
(in millions)	Gain / (Loss)	Gain / (Loss)	Gain / (Loss)	Location
Derivatives designated as cash flow hedges:
Interest rate swap	$2.0	$(0.4)	$(0.1)	Interest Expense
Commodity futures	16.0	(46.2)	—	Costs of Sales
Foreign currency exchange	(1.4)	(1.3)	0.7	Other income/(expense)

Total	$16.6	$(47.9)	$0.6

For the above derivative instruments that are not designated as cash flow hedges, the unrealized gain or loss on the derivatives is reported in current earnings. For the twelve months ended of December 31, 2009, the Company recorded a loss of $0.8 million for derivatives instruments not designated as cash flow hedges in other income/(expense) on the consolidated statement of operations. As of December 31, 2009, foreign currency exchange derivatives not designated as hedges of $29.6 million includes an $8.0 million U.S. dollar to Mexican peso cross currency and interest rate swap agreement related to an intercompany loan among the Company’s subsidiaries in its ROW operations, in order to hedge the effects of the changes in spot exchange rates and to exchange floating rate interest with a fixed interest rate of 8.46%. The swap matures in March 2011.
Other Forward Pricing Agreements
In the normal course of business, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At December 31, 2009 and 2008, General Cable had $62.2 million and $90.5 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At December 31, 2009 and 2008, General Cable had an unrealized gain/(loss) of $5.5 million and ($25.1) million, respectively, related to these transactions. The fair market value of the forward pricing agreements was $67.7 million and $65.4 million at December 31, 2009 and 2008, respectively. General Cable expects the unrealized losses under these agreements to be offset as a result of firm sales price commitments with customers. Depending on the extent of the unrealized loss position on certain forward pricing agreements, certain counterparties may require collateral to secure the Company’s forward purchase agreements. There were no funds posted as collateral as of December 31, 2009 or 2008.

11. Income Taxes
For financial reporting purposes, income before income taxes includes the following components:

	Year Ended December 31,
	2009	2008	2007
United States	$(5.6)	$75.1	$93.7
Foreign	179.7	227.3	195.2

Total	$174.1	$302.4	$288.9

The provision (benefit) for income taxes consisted of the following (in millions):

	Year Ended December 31,
	2009	2008	2007
Current tax expense:
Federal	$(0.3)	$20.7	$24.4
State	1.2	2.0	3.8
Foreign	87.4	78.7	59.7
Deferred tax expense (benefit):
Federal	(8.1)	7.6	14.1
State	—	1.7	(6.3)
Foreign	(21.8)	(5.8)	1.9

Total	$58.4	$104.9	$97.6

The reconciliation of reported income tax expense (benefit) to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income is as follows (in millions):

	Year Ended December 31,
	2009	2008	2007
Statutory federal income tax	$60.9	$105.8	$101.0
State and foreign income tax differential(1)	(3.7)	(7.6)	(5.9)
Other, net	1.2	6.7	2.5

Total	$58.4	$104.9	$97.6

(1)
The 2009, 2008 and 2007 state and foreign income tax differential amount includes $0.7 million, $3.2 million and $12.2 million of tax benefits, respectively, attributable to the recognition of certain state and foreign deferred tax assets that were previously subject to valuation allowances.

The components of deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$31.1	$20.8
Pension and retiree benefits accruals	29.3	33.9
Inventory	81.0	81.9
Depreciation and fixed assets	10.8	7.9
Tax credit carryforwards	8.1	4.7
Other liabilities	29.0	80.5
Valuation allowance	(21.1)	(11.7)

Total deferred tax assets	168.2	218.0

Deferred tax liabilities:
Convertible debt discount	103.4	35.1
Inventory	13.2	11.6
Depreciation and fixed assets	80.7	62.1
Intangibles	55.0	62.1

Total deferred tax liabilities	252.3	170.9

Net deferred tax assets (liabilities)	$(84.1)	$47.1

The valuation of deferred tax assets is dependent on, among other things, the ability of the Company to generate a sufficient level of future taxable income in relevant taxing jurisdictions. In estimating future taxable income, the Company has considered both positive and negative evidence and has considered the implementation of prudent and feasible tax planning strategies. The Company has and will continue to review on a quarterly basis its assumptions and tax planning strategies and, if the amount of the estimated realizable net deferred tax asset is less than the amount currently on the balance sheet, the Company would reduce its deferred tax asset, recognizing a non-cash charge against reported earnings.
As of December 31, 2009, the Company has recorded a valuation allowance for certain foreign net operating loss carryforwards and temporary differences due to uncertainties regarding the ability to obtain future tax benefits for these tax attributes. In 2009, 2008 and 2007, the Company determined that business performance, expectations of future profitability, and other relevant factors constituted sufficient positive evidence to recognize certain foreign and state deferred tax assets. Accordingly, the Company adjusted the valuation allowances and recognized income tax benefits of $0.7 million, $3.2 million and $12.2 million in 2009, 2008 and 2007, respectively.
The Company has recognized deferred tax assets of approximately $14.4 million for net tax loss carryforwards in various taxing jurisdictions as follows:

	Net Tax Loss
Jurisdiction	Carryforward	Expiration
Australia	$5.5	Indefinite
Brazil	19.6	Indefinite
Mexico	16.3	2012 – 2019
New Zealand	5.0	Indefinite

Total	$46.4

The Company also has various foreign subsidiaries with approximately $55 million of tax loss carryforwards in various jurisdictions that are subject to a valuation allowance due to statutory limitations on utilization, uncertainty of future profitability, and other relevant factors.
The Company does not provide for deferred taxes on the excess of the financial reporting over the tax basis in investments in foreign subsidiaries that are essentially permanent in duration. That excess was approximately $741 million as of December 31, 2009. The determination of the additional tax expense that would be incurred upon repatriation of assets or disposition of foreign subsidiaries is not practical.
On January 1, 2007, the Company adopted ASC 740, “Accounting for Uncertainty in Income Taxes”. ASC 740 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.
In connection with the January 1, 2007 adoption of ASC 740, the Company recognized an $18.8 million decrease in opening retained earnings and had total unrecognized tax benefits of $45.6 million, of which $37.2 million would have a favorable impact on the effective tax rate if recognized. The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year:

In millions	2009	2008	2007
Unrecognized Tax Benefit — Beginning balance	$61.7	$57.8	$45.6
Gross Increases — Tax Positions in Prior Period	0.5	0.9	1.9
Gross Decreases — Tax Positions in Prior Period	(0.3)	(0.7)	(0.4)
Gross Increases — Tax Positions in Current Period	11.8	3.2	6.0
Gross Increases — Business Combinations	3.0	5.0	4.2
Settlements	(0.4)	—	(0.2)
Lapse of Statute of Limitations	(1.8)	(1.1)	(1.1)
Foreign Currency Translation	2.0	(3.4)	1.8

Unrecognized Tax Benefit — Ending Balance	$76.5	$61.7	$57.8

Included in the balance of unrecognized tax benefits at December 31, 2009, 2008 and 2007 are $68.4 million, $54.6 million and $45.5 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2009, 2008 and 2007 are $8.1 million, $7.1 million and $9.8 million of tax benefits that, if recognized, would result in adjustments to deferred taxes. At December 31, 2007, there were $2.5 million of unrecognized tax benefits that, if recognized, would result in a reduction to earnings.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued penalties of $3.5 million and interest of $5.3 million during 2009 and in total, as of December 31, 2009, has recognized a liability for penalties of $6.0 million and interest of $14.4 million. During 2008 and 2007, the Company accrued penalties of $1.5 million and $(0.5) million, respectively, and interest of $5.0 million and $2.3 million, respectively, and in total, as of December 31, 2008 and 2007, had recognized liabilities for penalties of $2.6 million and $1.1 million, respectively and interest of $9.5 million and $4.6 million, respectively.
The Company files income tax returns in numerous tax jurisdictions around the world. Due to uncertainties regarding the timing and outcome of various tax audits, appeals and settlements, it is difficult to reliably estimate the amount of unrecognized tax benefits that could change within the next twelve months. The Company believes it is reasonably possible that approximately $29 million of unrecognized tax benefits could change within the next twelve months due to the resolution of tax audits and statute of limitations expirations.
The Company files income tax returns in the United States and numerous foreign, state, and local tax jurisdictions. Tax years that are open for examination and assessment by the Internal Revenue Service (IRS) are 2006 — 2009. The IRS is currently in the process of examining the Company’s 2007 consolidated income tax return. With limited exceptions, tax years prior to 2005 are no longer open in major foreign, state or local tax jurisdictions.
12. Employee Benefit Plans
General Cable provides retirement benefits through contributory and noncontributory qualified and non-qualified defined benefit pension plans covering eligible domestic and international employees as well as through defined contribution plans and other postretirement benefits. Effective December 31, 2009, the Company adopted “Employers’ Disclosures about Postretirement Benefit Plan Assets” referred to in the transition guidance section of ASC715: Compensation-Retirement Benefits, which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional disclosures regarding (i) investment policies and strategies, (ii) categories of plan assets, (iii) fair value measurements of plan assets, and (iv) significant concentrations of risk have been incorporated below. The adoption of this standard had no impact on the Company’s financial position or results of operations.
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
On June 27, 2007, the Board of Directors of the Company approved amendments to the General Cable Supplemental Executive Retirement Plan (“SERP”) and the General Cable Corporation Deferred Compensation Plan (“DCP”) and the merger of the SERP into the DCP. The Company received written acknowledgement and acceptance of the SERP amendments and merger from each participant in the SERP. The amendments and merger were made in order to simplify, limit and better align these specific compensation plans with the Company’s compensation policies. The amendments and merger (i) provided to each active SERP participant an enhanced benefit which reflected an additional period of credited service through December 31, 2009, and each participant’s estimated 2008 and 2009 base and bonus compensation, (ii) froze the accrual of benefits under the SERP following the addition of the enhanced benefit, (iii) converted the SERP from a non-account balance plan into an account balance plan by replacing the accrued benefit of a participant with a benefit based on the value of an account balance, being credited initially by the present value of the participant’s unvested enhanced benefit in the SERP, (iv) required the participants to make an election with regard to time and form of payment of the amounts credited to the account balance which became effective as of June 27, 2007, and (v) transferred all account balances and all account liabilities under the amended SERP to the DCP to be governed by the provisions of the DCP, including, but not limited to, those relating to the time and form of benefit payment, investment recommendations and vesting. The Company funded each participant’s account balance with contributions to the Company’s Rabbi Trust as part of the DCP, as amended. As a result of the amendments and merger, a curtailment loss of approximately $3.2 million and a settlement gain of approximately $4.3 million were recognized, resulting in a net gain of approximately $1.1 million.

The changes in the benefit obligation and plan assets, the funded status of the plans and the amounts recognized in the Consolidated Balance Sheets are as follows (in millions):

	U.S. Plans		Non-U.S. Plans
	December 31		December 31
	2009	2008	2009	2008
Changes in Benefit Obligation:
Beginning benefit obligation	$146.5	$140.1	$88.2	$92.4
Impact of foreign currency exchange rate change	—	—	4.7	(12.1)
Acquisitions	—	—	—	8.5
Service cost	1.5	1.4	2.6	2.7
Interest cost	8.2	8.2	5.7	4.9
Curtailment loss	—	—	(1.3)	—
Benefits paid	(9.8)	(10.4)	(5.5)	(3.6)
Employee contributions	—	—	0.1	0.1
Amendments / Change in assumptions	—	0.2	—	0.2
Actuarial (gain) loss	(3.2)	7.0	5.0	(4.9)

Ending benefit obligation	$143.2	$146.5	$99.5	$88.2

Changes in Plan Assets:
Beginning fair value of plan assets	$90.5	$129.4	$22.0	$30.6
Impact of foreign currency exchange rate change	—	—	3.0	(6.4)
Acquisitions	—	—	—	0.5
Actual return on plan assets	21.8	(32.9)	3.4	(4.0)
Company contributions	7.5	4.4	6.4	4.9
Benefits paid	(9.8)	(10.4)	(5.5)	(3.6)

Ending fair value of plan assets	$110.0	$90.5	$29.3	$22.0

Funded status at end of year	$(33.2)	$(56.0)	$(70.2)	$(66.2)

Amounts Recognized in Consolidated Balance Sheets:
Other Assets	$—	$—	$0.4	$0.3

Accrued liabilities	$(0.4)	$(0.5)	$(3.1)	$(3.0)

Other liabilities	$(32.8)	$(55.5)	$(67.5)	$(63.5)

Recognized in Accumulated Other Comprehensive Income:
Net actuarial loss	$59.5	$84.5	$6.1	$2.6
Prior service cost	0.5	1.0	0.9	0.9
Transition obligation	—	—	0.2	0.3

	$60.0	$85.5	$7.2	$3.8

Accumulated benefit obligation in excess of plan assets	$142.7	$145.8	$77.7	$73.8

The accumulated benefit obligation for all of the Company’s defined benefit pension plans was $235.1 million and $225.3 million at December 31, 2009 and 2008, respectively.

Pension expense included the following components (in millions):

	U.S. Plans			Non-U.S. Plans
	Year ended December 31			Year ended December 31
	2009	2008	2007	2009	2008	2007
Pension expense:
Service cost	$1.5	$1.4	$1.6	$2.6	$2.7	$1.7
Interest cost	8.2	8.2	8.4	5.7	4.9	3.6
Expected return on plan assets	(7.5)	(10.8)	(10.5)	(1.7)	(1.7)	(2.0)
Amortization of prior service cost	0.5	0.7	0.8	0.1	0.1	0.1
Amortization of net loss	7.4	2.3	2.1	0.4	0.3	0.5
Amortization of transition obligation	—	—	—	0.1	0.1	0.1
Curtailment (gain) loss	—	—	3.2	(1.0)	—	—
Settlement gain	—	—	(4.3)	—	—	—

Net pension expense	$10.1	$1.8	$1.3	$6.2	$6.4	$4.0

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net pension expense over the next fiscal year are $4.9 million and $0.2 million, respectively.
General Cable evaluates its actuarial assumptions at least annually, and adjusts them as necessary. The Company uses a measurement date of December 31 for all of its defined benefit pension plans. The weighted average assumptions used in determining benefit obligations were:

	U.S. Plans		Non-U.S. Plans
	2009	2008	2009	2008
Discount rate	6.00%	5.75%	5.61%	5.91%
Expected rate of increase in future compensation levels	2.00%	2.50%	3.90%	4.05%
The weighted average assumptions used to determine net pension expense were:

	U.S. Plans			Non-U.S. Plans
	2009	2008	2007	2009	2008	2007
Discount rate	5.75%	6.00%	6.00%	6.28%	5.76%	4.99%
Expected rate of increase in future compensation levels	2.50%	2.25%	4.00%	4.44%	4.33%	3.35%
Long-term expected rate of return on plan assets	8.50%	8.50%	8.50%	7.06%	6.70%	6.74%
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
The weighted-average long-term expected rate of return on assets is based on input from actuaries, including their review of historical 10-year, 20-year, and 25-year rates of inflation and real rates of return on various broad equity and bond indices in conjunction with the diversification of the asset portfolio. The Company’s overall investment strategy is to diversify its investments for the qualified U.S. defined benefit pension plan based on an asset allocation assumption of 65% allocated to equity investments, with an expected real rate of return of 8%, and 35% to fixed-income investments, with an expected real rate of return of 2%, and an assumed long-term rate of inflation of 3%. Equity investments primarily include investments in large-cap and mid-cap companies primarily located in the United States. The actual asset allocations were 69% of equity investments and 31% of fixed-income investments at December 31, 2009 and 56% of equity investments and 44% of fixed-income investments at December 31, 2008. Approximately 26% and 36% of plan assets were concentrated in two mutual funds as of December 31, 2009 and 2008, respectively. The expected long-term rate of return on assets for qualified non-U.S. defined benefit plans is based on a weighted-average asset allocation assumption of 53% allocated to equity investments, 44% to fixed-income investments and 3% to other investments. The actual weighted-average asset allocations were 53% of equity investments, 45% of fixed-income investments and 2% of other investments at December 31, 2009 and 49% of equity investments, 47% of fixed-income investments and 4% of other investments at December 31, 2008. Management believes that long-term asset allocations on average and by location will approximate the Company’s assumptions and that the long-term rate of return used by each country that is included in the weighted-average long-term expected rate of return on assets is a reasonable assumption.

The fair value of the Company’s pension plan assets at December 31, 2009 by asset category are as follows:

		Quoted prices in Active		Significant
		Markets for Identical	Significant Observable	Unobservable
Asset Category	Total	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Equity Securities	$74.4	$74.1	$0.3	$—
Mutual Funds	56.6	27.6	29.0	—
Short Term Investments	2.2	—	2.2	—
Equitable Contract	1.5	—	1.5	—
Coal Lease (a)	4.6	—	—	4.6

Total	$139.3	$101.7	$33.0	$4.6

(a)
The Company’s interest represents approximately 26% of the lease which is currently between American Premier Underwriters (APU), the Lessor and CONSOL Energy (CONSOL), the Lessee. The lease pertains to real property mined by CONSOL located in Pennsylvania.

The following table represents details of the fair value measurements using significant unobservable inputs (Level 3):

Coal Lease
Beginning balance at January 1, 2009	$4.8
Change in fair value of plan assets	(0.2)
Purchases, sales, transfers, and settlements	—

Ending balance at December 31, 2009	$4.6

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
General Cable’s expense under both U.S. and non-U.S. defined benefit pension plans is determined using the discount rate as of the beginning of the fiscal year, so 2010 expense for the pension plans will be based on the weighted-average discount rate of 6.00% for U.S. defined benefit pension plans and 5.61% for non-U.S. defined benefit pension plans.
The Company expects to contribute, at a minimum, $12.5 million to its defined benefit pension plans for 2010. The estimated future benefit payments expected to be paid for the Company’s defined benefit pension plans are $13.8 million in 2010, $14.4 million in 2011, $15.7 million in 2012, $16.3 million in 2013, $15.8 million in 2014 and $85.9 million in the five years thereafter.
Postretirement Benefits Other Than Pensions
General Cable has postretirement benefit plans that provide medical and life insurance for certain retirees and eligible dependents. General Cable funds the plans as claims or insurance premiums are incurred.

The changes in accrued postretirement benefits were as follows (in millions):

	December 31
	2009	2008
Changes in Benefit Obligation:
Beginning benefit obligation	$9.1	$11.4
Service cost	0.1	0.1
Interest cost	0.5	0.5
Actuarial loss	0.4	(1.4)
Benefits paid	(0.8)	(1.4)
Foreign currency impact	—	(0.1)

Ending benefit obligation	$9.3	$9.1

Funded status at end of year	$(9.3)	$(9.1)

Amounts Recognized in Consolidated Balance Sheets:
Accrued liabilities	$(1.3)	$(1.3)

Other liabilities	$(8.0)	$(7.8)

Recognized in Accumulated Other Comprehensive Income:
Net actuarial loss	$2.7	$2.5
Prior service cost	(0.4)	(0.5)

	$2.3	$2.0

Net postretirement benefit expense included the following components (in millions):

	Year ended December 31
	2009	2008	2007
Postretirement benefit expense:
Service cost	$0.1	$0.1	$0.1
Interest cost	0.5	0.5	0.6
Amortization of prior service cost	(0.1)	(0.1)	(0.1)
Amortization of net loss	0.2	0.2	0.3

Net postretirement benefit expense	$0.7	$0.7	$0.9

The estimated net loss and prior service cost for the postretirement benefit plans that will be amortized from accumulated other comprehensive income into net postretirement benefit expense over the next fiscal year are $0.2 million and $(0.1) million, respectively.
The discount rate used in determining the accumulated postretirement benefit obligation was 4.75% for the year ended December 31, 2009, 5.50% for the year ended December 31, 2008 and 5.50% for the year ended December 31, 2007. The discount rate used in determining the net postretirement benefit expense was 5.50% for the year ended December 31, 2009, 5.5% for the year ended December 31, 2008 and 5.80% for the year ended December 31, 2007. The assumed health-care cost trend rate used in measuring the accumulated postretirement benefit obligation in 2009 was 9.00% decreasing gradually to 4.50% in year 2019 and thereafter, in 2008 was 9.00%, decreasing gradually to 4.50% in year 2014 and thereafter and in 2007 was 9.00% decreasing gradually to 4.50% in year 2013 and thereafter. Increasing the assumed health-care cost trend rate by 1% would result in an increase in the accumulated postretirement benefit obligation of $0.5 million for 2009. The effect of this change would increase net postretirement benefit expense by less than $0.1 million. Decreasing the assumed health-care cost trend rate by 1% would result in a decrease in the accumulated postretirement benefit obligation of $0.4 million for 2009. The effect of this change would decrease net postretirement benefit expense by less than $0.1 million.
The estimated future benefit payments expected to be paid for the Company’s postretirement benefits other than pensions are $1.4 million in 2010, $1.3 million in 2011, $1.1 million in 2012, $1.1 million in 2013, $0.9 million in 2014 and $4.0 million in the five years thereafter.
Defined Contribution Plans
Expense under both U.S. and non-U.S. defined contribution plans generally equals up to six percent of each eligible employee’s covered compensation based on the location and status of the employee. The net defined contribution plan expense recognized was $8.4 million, $9.3 million and $8.5 million, respectively, for the years ended December 31, 2009, 2008 and 2007.

13. Total Equity
The components of accumulated other comprehensive income (loss) as of December 31, 2009 and December 31, 2008, respectively, consisted of the following (in millions):

	December 31, 2009		December 31, 2008
	Company		Company
	common	Noncontrolling	common	Noncontrolling
	shareholders	interest	shareholders	interest
Foreign currency translation adjustment	$45.1	$4.4	$(18.8)	$(7.9)
Pension adjustments, net of tax	(38.1)	(0.8)	(51.7)	—
Change in fair value of derivatives, net of tax	(12.4)	0.2	(70.2)	(3.3)
Company deferred stock held in rabbi trust, net of tax	7.3	—	1.4	—
Defined benefit — pension, net of tax	(7.0)	—	(7.0)	—
Other	0.3	—	0.3	—

Accumulated other comprehensive income (loss)	$(4.8)	$3.8	$(146.0)	$(11.2)

Comprehensive income consists of the following (in millions):

	Fiscal Years Ended
	December 31, 2009		December 31, 2008
	Company		Company
	common	Noncontrolling	common	Noncontrolling
	shareholders	interest	shareholders	interest
Net income (1)	$108.7	$7.9	$189.0	$13.1
Currency translation gain (loss)	63.9	12.3	(128.2)	5.4
Defined benefit plan adjustments, net of tax	13.6	(0.8)	(29.5)	—
Change in fair value of derivatives, net of tax	57.8	3.5	(33.7)	(0.6)
Company deferred stock held in rabbi trust gain, net of tax	5.9	—	(5.8)	—

Comprehensive income	$249.9	$22.9	$(8.2)	$17.9

(1)	Net income before preferred stock dividend payments
General Cable is authorized to issue 200 million shares of common stock and 25 million shares of preferred stock.
The Company issued 2,070,000 shares of General Cable 5.75% Series A Redeemable Convertible Preferred Stock (“Series A preferred stock”) on November 24, 2003 and subsequent to the November 9, 2005 inducement offer, 76,202 shares and 76,233 shares are outstanding under the original terms of the Series A preferred stock issuance as of December 31, 2009 and 2008, respectively. The Company paid fees and expenses of $4.2 million related to this transaction, which included an underwriting discount of $3.4 million. The Series A preferred stock was offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act.
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
The Company accounts for its Deferred Compensation Plan in accordance with ASC710 Compensation - General, as it relates to arrangements where amounts earned are held in rabbi trusts. Assets of the Trust, other than the nonvested and subsequently vested stock and restricted stock of the Company, are invested in funds covering a variety of securities and investment strategies, approximately 89% are invested in mutual funds and the remaining 11% are invested in a General Cable stock fund. Mutual funds available to participants are publicly quoted and reported at market value. As of January 1, 2009, the Company accounts for these investments as trading securities in accordance with ACS 320 Accounting for Certain Investments in Debt and Equity Securities. The Trust also holds nonvested and subsequently vested stock and restricted stock shares of the Company. The Company’s nonvested and subsequently vested and restricted stock that are held by the Trust have been accounted for in additional paid-in capital since the adoption of ASC 718 Compensation — Stock Compensation on January 1, 2006, and prior to that date, they were accounted for in other total equity in the consolidated balance sheet.
The market value of mutual fund investments, nonvested and subsequently vested stock and restricted stock in the Rabbi Trust (the “Trust”) was $33.6 million as of December 31, 2009 and $23.5 million as of December 31, 2008. The market value of the assets held by the Trust, exclusive of the market value of the shares of the Company’s nonvested and subsequently vested stock and restricted stock, at December 31, 2009 and December 31, 2008 was $14.2 million and $11.4 million, respectively, and is classified as “other non-current assets” in the consolidated balance sheets. Amounts payable to the plan participants at December 31, 2009 and December 31, 2008, excluding the market value of the shares of the Company’s nonvested and subsequently vested stock and restricted stock, was $16.0 million and $12.6 million, respectively, and is classified as “other liabilities” in the consolidated balance sheets.
In accordance with ASC 710, all market value fluctuations of the Trust assets, exclusive of the shares of nonvested and subsequently vested stock and restricted stock of the Company, are effectively offset by changes in the market value of the deferred compensation liability, excluding the shares of nonvested and subsequently vested stock and restricted stock of the Company held by the Trust, which are included as compensation expense in the consolidated statements of operations. However, in 2009, the Company recorded a pre-tax nonrecurring non-cash other-than-temporary impairment charge of $5.9 million as a result of changing the classification of the mutual fund assets held in Rabbi Trust from available-to-sale to trading securities. In 2008 and 2007, based on the changes in the total market value of the deferred compensation liability, exclusive of the nonvested and subsequently vested stock and restricted stock, the Company recorded net compensation expense of $6.8 million in 2008 and $0.6 million in 2007. See Note 14 for compensation costs recorded on nonvested and subsequently vested stock shares and restricted stock. The total aggregate net gain in accumulated other comprehensive income was $7.3 million and $1.4 million as of December 31, 2009 and 2008, respectively.

14. Share-Based Compensation
General Cable has various plans which provide for granting options and common stock to certain employees and independent directors of the Company and its subsidiaries. The Company recognizes compensation expense for share-based payments based on the fair value of the awards at the grant date. The table below summarizes compensation expense for the Company’s non-qualified stock options, nonvested stock awards and performance-based nonvested stock awards based on the fair value method as estimated using the Black-Scholes valuation model for the years ended December 31, 2009, 2008 and 2007. The Company records compensation expense related to non-vested stock awards as a component of selling, general and administrative expense.

	Year Ended December 31
	2009	2008	2007
Non-qualified stock option expense	$5.0	$4.8	$2.0
Non-vested stock awards expense	4.1	4.2	3.5
Stock unit awards	1.8	1.6	0.5
Performance-based non-vested stock awards expense	—	—	0.3

Total pre-tax share-based compensation expense	$10.9	$10.6	$6.3

Excess tax benefit on share-based compensation (1)	$0.7	$6.1	$11.1

(1)	Cash inflows recognized as financing activities in the Company’s consolidated statement of cash flows
During the years ended December 31, 2009, 2008 and 2007, cash received from stock option exercises was $0.4 million, $2.2 million and $5.0 million, respectively. The total tax benefit to be realized for tax deductions from these option exercises was $0.8 million, $4.6 million and $7.4 million, respectively. The $3.8 million and $18.1 million tax deductions for all share-based compensation for the years ended December 31, 2009 and 2008, respectively, includes $0.7 million and $6.1 million of excess tax benefits that are classified as a financing cash flow and would have been classified as an operating cash inflow prior to the adoption of ASC 718. The Company has elected the alternative method to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of ASC 718.
General Cable currently has share-based compensation awards outstanding under three plans. These plans allow the Company to fulfill its incentive award obligations generally by granting nonqualified stock options and nonvested stock awards. New shares are issued when nonqualified stock options are exercised and when non-vested stock awards are granted. There has been no material modifications made to these plans during the year ended December 31, 2009 or 2008. On May 10, 2005, the General Cable Corporation 2005 Stock Incentive Plan (“2005 Plan”) was approved and replaced the two previous equity compensation plans, the 1997 Stock Incentive Plan and the 2000 Stock Option Plan. The Compensation Committee of the Board of Directors will no longer grant any awards under the previous plans but will continue to administer awards which were previously granted under the 1997 and 2000 plans. The 2005 Plan authorized a maximum of 5.8 million shares to be granted. Shares reserved for future grants, including options, under the 2005 Plan, approximated 4.1 million at December 31, 2009.
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
Stock Options
All options awarded under the 2005 Plan have a term of 10 years from the grant date. The majority of the options vest ratably over three years of continued employment from the grant date. The majority of the options granted under the 2000 Plan will expire in 10 years and become fully exercisable ratably over three years of continued employment or become fully exercisable after three years of continued employment. The majority of the options granted under the 1997 Plan will expire in 10 years and become fully exercisable ratably over three years of continued employment or become fully exercisable after three years of continued employment.

A summary of stock option activity for the year ended December 31, 2009, is as follows (options in thousands and aggregate intrinsic value in millions):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term	Value
Outstanding at December 31, 2008	806.8	35.40	6.6 years	$2.6
Granted	480.0	19.59
Exercised	(65.0)	6.64
Forfeited or Expired	(18.5)	41.58

Outstanding at December 31, 2009	1,203.3	30.55	7.2 years	$10.3

Exercisable at December 31, 2009	486.9	27.45	5.1 years	$5.6

Options expected to vest in the next twelve months	337.0	39.88	8.3 years	$1.6

During the years ended December 31, 2009, 2008 and 2007, the weighted average grant date fair value of options granted was $9.77, $22.98 and $24.76, respectively, the total intrinsic value of options exercised was $2.0 million, $12.8 million, and $19.4 million, respectively, and the total fair value of options vested during the periods was $3.3 million, $1.8 million, and $0.3 million, respectively. At December 31, 2009 and 2008, the total compensation cost related to nonvested options not yet recognized was $2.9 million and $3.6 million with a weighted average expense recognition period of 1.4 and 1.8 years, respectively.
The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model using the following weighted-average assumptions:

	Year Ended December 31
	2009	2008	2007
Risk-free interest rate(1)	1.4%	2.4%	3.8%
Expected dividend yield(2)	N/A	N/A	N/A
Expected option life(3)	4.0 years	3.8 years	3.9 years
Expected stock price volatility(4)	64.7%	45.0%	47.5%
Weighted average fair value of options granted	$9.77	$22.98	$24.76

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

Additional information regarding options outstanding as of December 31, 2009 is as follows (options in thousands):

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Options	Exercise	Remaining	Options	Exercise
Option Prices	Outstanding	Price	Contractual Life	Exercisable	Price
$0 – $14	277.2	$11.08	3.4	277.2	$11.08
$14 – $28	562.0	$20.08	8.7	82.0	$22.97
$28 – $42	0.7	$31.98	6.3	0.4	$31.98
$42 – $56	83.8	$50.97	7.1	—	—
$56 – $70	279.6	$64.79	8.0	127.3	$65.97

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
During the first quarter of 2001 and 2004, approximately 356 thousand and 341 thousand, respectively, nonvested common stock shares with performance accelerated vesting features were awarded to certain senior executives and key employees under the Company’s 1997 Stock Incentive Plan, as amended. The nonvested shares vest either six years from the date of grant or ratably from the second anniversary of the date of grant to the sixth anniversary unless certain performance criteria are met. The performance measure used to determine vesting is either the Company’s stock price or earnings per share. As of December 31, 2009, all shares issued with performance accelerated vesting features had fully vested and all related compensation costs had been recognized.
A summary of all nonvested stock and restricted stock units activity for the year ended December 31, 2009, is as follows (shares in thousands):

	Shares	Weighted Average Grant
	Outstanding	Date Fair Value
Balance at December 31, 2008	469.9	$40.36
Granted	288.8	19.13
Vested	(133.8)	31.52
Forfeited	(19.6)	23.57

Balance at December 31, 2009	605.3	$32.73

The weighted-average grant date fair value of all nonvested shares granted, the total fair value (in millions) of all nonvested shares granted, and the fair value (in millions) of all shares that have vested during each of the past three years is as follows:

	Year Ended December 31
	2009	2008	2007
Weighted-average grant date fair value	$19.13	$48.61	$62.69

Fair value of nonvested shares granted	$5.5	$4.5	$13.1

Fair value of shares vested	$4.2	$4.1	$13.4

As of December 31, 2009, there was $12.5 million of total unrecognized compensation cost related to all nonvested stock. The cost is expected to be recognized over a weighted average period of 3.0 years. There are 112 thousand nonvested stock and restricted stock units with a weighted average grant price of $27.19 and a fair value of $3.1 million expected to vest in 2010.
15. Earnings Per Common Share
Effective January 1, 2009, all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities in undistributed earnings along with common shareholders. As a result, the Company retrospectively applied the two-class method of computing basic and diluted earnings per share. As discussed in Note 2, earnings per share — basic, before the adoption of ASC No. 470, decreased $0.04 and $0.08 for the years ended December 31, 2008 and 2007, respectively. Historically and for the years ended December 31, 2009, 2008 and 2007, the Company did not declare, pay or otherwise accrue a dividend payable to the holders of the Company’s common stock or holders of unvested share-based payment awards (restricted stock). There was no impact on the Company’s Earnings per common share — assuming dilution computation.

A reconciliation of the numerator and denominator of earnings per common share-basic to earnings per common share-assuming dilution is as follows (in millions, except per share data):

	Year Ended December 31
	2009	2008	2007
Earnings per share — basic:
Net income attributable to Company common shareholders — for basic EPS computation(1)	$108.4	$188.7	$191.2

Weighted average shares outstanding for basic EPS computation(2,3)	52.0	52.6	52.2

Earnings per common share — basic(3)	$2.08	$3.59	$3.66

Earnings per share — assuming dilution:
Net income attributable to Company common shareholders	$108.4	$188.7	$191.2
Add: Preferred stock dividends on convertible stock	0.3	0.3	0.3

Net income attributable to Company common shareholders — for diluted EPS computation(1)	$108.7	$189.0	$191.5

Weighted average shares outstanding including nonvested shares	52.0	52.6	52.2
Dilutive effect of convertible bonds	—	—	1.5
Dilutive effect of stock options and restricted stock units	0.4	0.4	0.4
Dilutive effect of assumed conversion of preferred stock	0.4	0.4	0.5

Weighted average shares outstanding for diluted EPS computation(2)	52.8	53.4	54.6

Earnings per common share — assuming dilution	$2.06	$3.54	$3.51

(1)
Numerator — Reflects adoption of Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion. See Note 2 of the Consolidated Financial Statements for additional information.

(2)	Denominator

(3)	Under the two class method, Earnings per share — basic reflects undistributed earnings per share for both common stock and unvested share-based payment awards (restricted stock).
The Company was authorized by its Board of Directors on October 29, 2008 to institute a stock repurchase program for up to $100 million of common stock (incorporated by reference herein to Exhibit 10.55). The Company repurchased 1.0 million common shares under terms of this program during the fourth quarter of 2008. In 2008, due to the timing of the repurchase, the above weighted average shares outstanding for basic EPS computation of 52.6 million reflects a reduction of weighted average shares outstanding of 125.0 thousand. The stock repurchase program was effective for one year and expired on October 29, 2009. The Company did not repurchase any of its stock during 2009. In 2007, the Company did not have a stock repurchase program and as a result did not repurchase any of its common stock.
The earnings per common share — assuming dilution computation also excludes the impact of an insignificant amount of stock options and restricted stock units in 2007 because their impact was anti-dilutive. As of December 31, 2009 and December 31, 2008 there were approximately 363 thousand and 371 thousand stock options and restricted stock units excluded from the earnings per common share — assuming dilution computation because their impact was anti-dilutive, respectively.
Certain effects on diluted net income per common share may result in future periods as a result of the Company’s (i) $355.0 million in 0.875% Convertible Notes and the Company’s entry into note hedge and warrant agreements, (ii) $10.6 million in 1.00% Senior Convertible Notes, and (iii) the $429.5 million in Subordinated Convertible Notes during the fourth quarter 2009. See Note 9 for a description of the key terms of these transactions.
Under ASC No. 260 Earnings per Share and ASC No. 470 and because of the Company’s obligation to settle the par value of the 0.875% Convertible Notes, 1.00% Senior Convertible Notes, and the Subordinated Convertible Notes in cash, the Company is not required to include any shares underlying the 0.875% Convertible Notes, 1.00% Senior Convertible Notes and Subordinated Convertible Notes in its weighted average shares outstanding — assuming dilution until the average stock price per share for the quarter exceeds the $50.36, $83.93, and $36.75 conversion price of the 0.875% Convertible Notes, 1.00% Senior Convertible Notes and the Subordinated Convertible Notes, respectively, and only to the extent of the additional shares that the Company may be required to issue in the event that the Company’s conversion obligation exceeds the principal amount of the 0.875% Convertible Notes, the 1.00% Senior Convertible Notes and the Subordinated Convertible Notes.
Regarding the 0.875% Convertible Notes, the average stock price threshold conditions had not been met as of December 31, 2009. At any such time in the future the threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earning per share — assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price. In addition, shares underlying the warrants will be included in the weighted average shares outstanding — assuming dilution when the average stock price per share for a quarter exceeds the $76.00 strike price of the warrants, and shares underlying the note hedges, will not be included in the weighted average shares outstanding — assuming dilution because the impact of the shares will always be anti-dilutive.

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
Regarding the 1.00% Senior Convertible Notes, the average stock price threshold conditions had not been met as of December 31, 2009. At any such time in the future the threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earning per share — assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price.
The following table provides examples of how changes in the Company’s stock price would require the inclusion of additional shares in the denominator of the weighted average shares outstanding — assuming dilution calculation for the 1.00% Senior Convertible Notes.

	Shares Underlying
	1.00% Senior	Total Treasury Method
Share Price	Convertible Notes	Incremental Shares(1)
$83.93	—	—
$93.93	13,425	13,425
$103.93	24,271	24,271
$113.93	33,213	33,213
$123.93	40,712	40,712
$133.93	47,091	47,091

1)	Represents the number of incremental shares that must be included in the calculation of fully diluted shares under U.S. GAAP.
Regarding the Subordinated Convertible Notes, the average stock price threshold conditions are not applicable until after March 31, 2010. At any such time in the future the threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earning per share — assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price.
The following table provides examples of how changes in the Company’s stock price would require the inclusion of additional shares in the denominator of the weighted average shares outstanding — assuming dilution calculation for the Subordinated Convertible Notes.

	Shares Underlying
	Subordinated	Total Treasury Method
Share Price	Convertible Notes	Incremental Shares(1)
$36.75	—	—
$38.75	603,152	603,152
$40.75	1,147,099	1,147,099
$42.75	1,640,151	1,640,151
$44.75	2,089,131	2,089,131

1)	Represents the number of incremental shares that must be included in the calculation of fully diluted shares under U.S. GAAP.

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
Net revenues as shown below represent sales to external customers for each segment. Intercompany revenues have been eliminated. The chief operating decision maker evaluates segment performance and allocates resources based on segment operating income. Segment operating income represents income from continuing operations before interest income, interest expense, other income (expense), other financial costs or income tax.
Corporate assets include cash, deferred income taxes, certain property, including property held for sale and prepaid expenses and other certain current and non-current assets.

	Year Ended December 31
(in millions)	2009	2008	2007
Net Sales:
North America	$1,484.6	$2,178.7	$2,243.7
Europe and North Africa	1,562.7	2,175.3	1,939.7
ROW	1,337.9	1,876.1	431.4

Total	$4,385.2	$6,230.1	$4,614.8

Segment Operating Income:
North America	$46.5	$122.5	$179.4
Europe and North Africa	90.4	162.2	162.4
ROW	120.8	136.7	24.3

Total	$257.7	$421.4	$366.1

Total Assets:
North America	$749.0	$760.1	$784.9
Europe and North Africa	1,496.3	1,493.3	1,379.5
ROW	1,570.5	1,414.6	1,380.8
Corporate(1)	108.3	168.4	220.4

Total(1)	$3,924.1	$3,836.4	$3,765.6

Capital Expenditures:
North America	$28.8	$52.3	$41.9
Europe and North Africa	78.3	106.0	97.7
ROW	36.5	59.5	14.0

Total	$143.6	$217.8	$153.6

Depreciation Expense:
North America	$29.2	$29.7	$29.0
Europe and North Africa	34.9	29.7	22.0
ROW	20.7	16.1	4.8
Corporate	—	—	—

Total	$84.8	$75.5	$55.8

1)	Reflects the adoption of Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion. See Note 2 of the Consolidated Financial Statements for additional information.

Revenues by Major Product Lines Revenues to external customers are attributable to sales of electric utility, electrical infrastructure, construction, communications and rod mill wire product lines.

	Year Ended December 31
(in millions)	2009	2008	2007
Electric Utility	$1,494.4	$2,120.9	$1,665.2
Electrical Infrastructure	1,095.2	1,626.6	1,234.1
Construction	1,008.5	1,439.5	872.5
Communications	626.1	827.5	807.0
Rod Mill Products	161.0	215.6	36.0

Total	$4,385.2	$6,230.1	$4,614.8

Geographic Information The following table presents net sales to unaffiliated customers by country of destination for the last three years and long-lived assets by country as of December 31:

	Net Sales			Long-lived Assets
	Year Ended December 31			Year Ended December 31
(in millions)	2009	2008	2007	2009(1)	2008(1)	2007(1)
United States	$1,239.9	$1,938.4	$1,933.5	$230.1	$252.8	$214.5
Spain	453.2	772.5	820.9	214.2	192.9	187.7
France	423.1	535.5	546.5	92.3	97.8	65.0
Others	2,269.0	2,983.7	1,313.9	924.8	821.3	732.6

Total	$4,385.2	$6,230.1	$4,614.8	$1,461.4	$1,364.8	$1,199.8

(1)	Reflects adoption of Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion. See Note 2 of the Consolidated Financial Statements for additional information.
The following summary of net sales, operating profit and identifiable assets by year for North America, Europe and North Africa and ROW illustrates the segment contribution by quarter as it relates to the change in reportable segments (in millions). Identifiable assets in the tables below have been adjusted for Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion. See Note 2 of the Consolidated Financial Statements for additional information.
2009

Net Sales	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total
North America	$369.2	$394.4	$364.2	$356.8	$1,484.6
Europe and North Africa	370.5	401.6	361.5	429.1	1,562.7
ROW	301.6	337.1	356.1	343.1	1,337.9

Segment Operating Income	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total
North America	$26.9	$24.8	$4.8	$(10.0)	$46.5
Europe and North Africa	33.2	30.4	9.6	17.2	90.4
ROW	32.4	39.8	28.4	20.2	120.8

Identifiable Assets	Quarter 1	Quarter 2	Quarter 3	Quarter 4
North America	$813.9	$803.0	$797.4	$749.0
Europe and North Africa	1,322.5	1,440.7	1,521.5	1,496.3
ROW	1,429.0	1,499.0	1,553.0	1,570.5
Corporate	124.2	99.2	96.5	108.3
2008

Net Sales	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total
North America	$540.7	$628.6	$578.2	$431.2	$2,178.7
Europe and North Africa	553.3	600.3	537.0	484.7	2,175.3
ROW	474.4	513.9	510.8	377.0	1,876.1

Segment Operating Income	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total
North America	$31.2	$32.5	$33.9	$24.9	$122.5
Europe and North Africa	49.1	49.1	36.6	27.4	162.2
ROW	35.0	49.0	43.3	9.4	136.7

Identifiable Assets	Quarter 1	Quarter 2	Quarter 3	Quarter 4
North America	$883.8	$920.5	$888.6	$760.1
Europe and North Africa	1,543.0	1,838.2	1,658.6	1,493.3
ROW	1,512.0	1,586.8	1,586.9	1,414.6
Corporate	222.3	218.6	166.7	168.4

2007

Net Sales	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total
North America	$545.1	$615.2	$583.4	$500.0	$2,243.7
Europe and North Africa	426.0	506.7	493.9	513.1	1,939.7
ROW	38.1	50.6	58.0	284.7	431.4

Segment Operating Income	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total
North America	$46.8	$56.7	$51.0	$24.9	$179.4
Europe and North Africa	39.3	42.3	36.8	44.0	162.4
ROW	5.0	4.0	4.5	10.8	24.3

Identifiable Assets	Quarter 1	Quarter 2	Quarter 3	Quarter 4
North America	$829.9	$880.5	$863.4	$784.9
Europe and North Africa	1,028.1	1,273.3	1,363.9	1,379.5
ROW	104.9	123.3	125.8	1,380.8
Corporate	365.6	400.5	422.7	220.4
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
In the transaction with Wassall PLC in 1994, American Premier Underwriters, Inc. agreed to indemnify the Company against liabilities (including all environmental liabilities) arising out of the Company’s or the Company’s predecessors’ ownership or operation of the Indiana Steel & Wire Company and Marathon Manufacturing Holdings, Inc. businesses (which were divested by the predecessor prior to the 1994 Wassall transaction), without limitation as to time or amount. American Premier also agreed to indemnify the Company against 66 2/3% of all other environmental liabilities arising out of the Company’s or the Company’s predecessors’ ownership or operation of other properties and assets in excess of $10 million but not in excess of $33 million, which were identified during the seven-year period ended June 2001. Indemnifiable environmental liabilities through June 2001 were substantially below that threshold. In addition, the Company also has claims against third parties with respect to some of these liabilities
At December 31, 2009 and 2008, General Cable had an accrued liability of approximately $1.0 million and $1.1 million, respectively, for various environmental-related liabilities of which General Cable is aware. American Premier Underwriters Inc., a former parent of General Cable, agreed to indemnify General Cable against all environmental-related liabilities arising out of General Cable’s or its predecessors’ ownership or operation of the Indiana Steel & Wire Company and Marathon Manufacturing Holdings, Inc. businesses (which were divested by General Cable), without limitation as to time or amount. While it is difficult to estimate future environmental-related liabilities accurately, General Cable does not currently anticipate any material adverse impact on its results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.

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
As part of the acquisition of Silec, SAFRAN SA agreed to indemnify General Cable against environmental losses arising from breach of representations and warranties on environmental law compliance and against losses arising from costs General Cable could incur to remediate property acquired based on a directive of the French authorities to rehabilitate property in regard to soil, water and other underground contamination arising before the closing date of the purchase. These indemnities are for a six-year period ending in 2011 while General Cable operates the businesses subject to sharing of certain losses (with SAFRAN covering 100% of losses in year one, 75% in years two and three, 50% in year four, and 25% in years five and six). The indemnities are subject to an overall limit of 4.0 million euros. As of December 31, 2009, there were no claims outstanding under this indemnity.
In addition, Company subsidiaries have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by the Company. As of December 31, 2009, General Cable was a defendant in approximately 34,451 cases brought in various jurisdictions throughout the United States. With regards to the approximately 1,126 remaining cases, General Cable has aggressively defended these cases based upon either lack of product identification as to General Cable manufactured asbestos-containing product and/or lack of exposure to asbestos dust from the use of General Cable product. In the last 20 years, General Cable has had no cases proceed to verdict. In many of the cases, General Cable was dismissed as a defendant before trial for lack of product identification.
For cases outside the Multidistrict Litigation (“MDL”) as of December 31, 2009, Plaintiffs have asserted monetary damages in 278 cases. In 135 of these cases, plaintiffs allege only damages in excess of some dollar amount (about $233.0 thousand per plaintiff); in these cases there are no claims for specific dollar amounts requested as to any defendant. In 138 other cases pending in state and federal district courts (outside the MDL), plaintiffs seek approximately $276.0 million in damages from as many as 110 defendants. In five cases, plaintiffs have asserted damages related to General Cable in the amount of $2.1 million. In addition, in relation to these 278 cases, there are claims of $112.0 million in punitive damages from all of the defendants. However, many of the plaintiffs in these cases allege non-malignant injuries. At December 31, 2009 and 2008, General Cable had accrued, on a gross basis, approximately $5.1 million and $5.0 million, respectively, and had recorded approximately $0.5 of insurance recoveries for these lawsuits. The net amount of $4.6 million and $4.5 million, as of December 31, 2009 and 2008, respectively, represents the Company’s best estimate in order to cover resolution of future asbestos-related claims.
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
The U.S. Department of Justice, or DOJ, and the European Commission have been conducting antitrust and competition law investigations relating to the cable industry, which the Company believes relate primarily to the submarine and underground high-voltage cables businesses. The Company has not been engaged in the high-voltage submarine cable business. The Company only recently entered the submarine cable business in March 2009 through its German affiliate, Norddeutsche Seekabelwerke GmbH & Co., which was acquired in 2007. The Company has received requests for information from both the DOJ and the European Commission in connection with their investigations and has provided documents to the DOJ and responded to their questions. With regard to the European Commission investigation, which has been addressed to the Company’s Spanish operations, the Company completed its response to the request for information on November 16, 2009. The Company may receive further requests for information from the DOJ and the European Commission.
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
General Cable has entered into various leases related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. Future minimum rental payments required under non-cancelable lease agreements at December 31, 2009 were as follows: 2010 — $17.1 million, 2011 — $11.2 million, 2012 — $6.1 million, 2013 — $4.0 million, 2014 — $1.7 million and thereafter $14.4 million. Rental expense recorded in income from continuing operations was $23.3 million, $19.1 million and $14.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.
As of December 31, 2009, the Company had $153.5 million in letters of credit, $146.6 million in various performance bonds and $236.3 million in other guarantees. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self insurance claims, defined benefit plan obligations, contract performance and quality and other various bank financing guarantees.
18. Unconsolidated Affiliated Companies
Unconsolidated affiliated companies are those in which the Company generally owns less than 50 percent of the outstanding voting shares. The Company does not control these companies and accounts for its investments in them on the equity basis. The unconsolidated affiliated companies primarily manufacture or market wire and cable products in our ROW segment. As of December 31, 2009 and 2008, the Company has recorded on its consolidated balance sheets an investment in unconsolidated affiliated companies of $10.2 million and $7.5 million, respectively. The Company’s share of the income of these companies is reported in the consolidated statements of operations under “Equity in net earnings of affiliated companies.” In 2009 and 2008, equity in net earnings of affiliated companies was $0.9 million and $4.6 million, respectively. As of December 31, 2009, the Company’s ownership percentage was as follows: PDTL Trading Company Ltd. 49%, Colada Continua Chilean, S.A. 41%, Keystone Electric Wire & Cable Co., Ltd. 20% and Thai Copper Rod Company Ltd. 18%.

19. Fair Value Disclosure
Effective January 1, 2008, the Company adopted Fair Value Measurements and Disclosures, which provides a framework for measuring fair value. ASC No. 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC No. 820 also eliminated the deferral of gains and losses at inception of certain derivative contracts whose fair value was not evidenced by market observable data. ASC No. 820 requires that the impact of this change in accounting for derivative contracts be recorded as an adjustment to beginning retained earnings in the period of adoption. There was no impact on the beginning balance of retained earnings as a result of adopting ASC No. 820 because the Company held no financial instruments in which a gain or loss at inception was deferred.
The Company determined the fair market values of its financial instruments based on the fair value hierarchy established in ASC No. 820 which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values which are provided in Note 2. The Company carries marketable equity securities held in rabbi trust as part of the Company’s deferred compensation plan (as discussed in Note 13) and derivative assets and liabilities at fair value.
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

	Fair Value Measurement
	December 31, 2009				December 31, 2008
(in millions)	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Derivative assets	$—	$30.4	$—	$30.4	$—	$1.7	$—	$1.7
Equity securities	14.2	—	—	14.2	11.4	—	—	11.4

Total Assets	$14.2	$30.4	$—	$44.6	$11.4	$1.7	$—	$13.1

Liabilities:
Derivative liabilities	$—	$13.4	$—	$13.4	$—	$86.7	$—	$86.7

Total liabilities	$—	$13.4	$—	$13.4	$—	$86.7	$—	$86.7

At the time of the adoption of ASC No. 820, there were no financial assets or financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). Similarly, as a result of adopting ASC No. 820, there were no nonfinancial assets or nonfinancial liabilities measured at fair value on a non-recurring basis.

20. Quarterly Operating Results (Unaudited)
The interim financial information is unaudited. In the opinion of management, the interim financial information reflects all adjustments necessary for a fair presentation of quarterly financial information. Quarterly results have been influenced by seasonal factors inherent in General Cable’s businesses. The sum of the quarters’ earnings per share amounts may not add to full year earnings per share because each quarter is calculated independently, and the sum of the quarters’ other figures may not add to the full year because of rounding. Summarized historical quarterly financial data for 2009 and 2008 are set forth below (in millions, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2009
Net sales	$1,041.3	$1,133.1	$1,081.8	$1,129.0
Gross profit	187.5	176.7	124.1	109.0
Net income (loss) attributable to Company common shareholders(2)	48.3	52.9	16.4	(9.3)
Net income (loss) attributable to Company common shareholders — for diluted EPS computation(1)(2)	48.4	53.0	16.5	(9.2)
Earnings (loss) per common share — basic(3)	$0.93	$1.02	$0.32	$(0.18)
Earnings (loss) per common share — assuming dilution	$0.92	$1.00	$0.31	$(0.18)
2008
Net sales	$1,568.4	$1,742.8	$1,626.0	$1,292.9
Gross profit	212.7	227.3	209.8	152.6
Net income attributable to Company common shareholders(2)	59.0	68.6	50.5	10.6
Net income attributable to Company common shareholders — for diluted EPS computation(1)(2)	59.1	68.7	50.6	10.7
Earnings per common share — basic(3)	$1.12	$1.30	$0.96	$0.20
Earnings per common share — assuming dilution	$1.08	$1.24	$0.94	$0.20

(1)
Reflects the adoption of Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). See Note 2 of the Consolidated Financial Statements for additional information.

(2)	Reflects the adoption of Noncontrolling Interests in Consolidated Financial Statements. See Note 2 of the Consolidated Financial Statements for additional information.

(3)
Reflects the adoption of Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. See Note 2 of the Consolidated Financial Statements for additional information.

21. Supplemental Guarantor and Parent Company Condensed Financial Information
General Cable Corporation and its U.S. and Canadian 100% wholly-owned subsidiaries fully and unconditionally guarantee the $10.6 million of 1.00% Senior Convertible Notes, the $355.0 million of 0.875% Convertible Notes and the $200 million of 7.125% Senior Notes due in 2017 and $125 million of Senior Floating Rate Notes due in 2015 of General Cable Corporation (the Parent) on a joint and several basis. The following presents financial information about the Parent, guarantor subsidiaries and non-guarantor subsidiaries in millions. Intercompany transactions are eliminated.
Condensed Statements of Operations
Year Ended December 31, 2009

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,460.2	$2,925.0	$—	$4,385.2
Intercompany	49.3	2.4	42.2	(93.9)	—

	49.3	1,462.6	2,967.2	(93.9)	4,385.2
Cost of sales	—	1,284.1	2,546.0	(42.2)	3,787.9

Gross profit	49.3	178.5	421.2	(51.7)	597.3
Selling, general and administrative expenses	38.9	142.2	210.2	(51.7)	339.6

Operating income	10.4	36.3	211.0	—	257.7
Other income (expense)	0.2	(0.2)	7.0	—	7.0
Interest income (expense):
Interest expense	(69.5)	(70.6)	(36.7)	90.2	(86.6)
Interest income	68.9	21.4	3.5	(90.2)	3.6
Loss on extinguishment of debt	(7.6)	—	—	—	(7.6)

	(8.2)	(49.2)	(33.2)	—	(90.6)

Income (loss) before income taxes	2.4	(13.1)	184.8	—	174.1
Income tax provision	(1.9)	(4.7)	(51.8)	—	(58.4)
Equity in earnings of affiliated companies	108.2	126.0	0.3	(233.6)	0.9

Net income including noncontrolling interest	108.7	108.2	133.3	(233.6)	116.6
Less: preferred stock dividends	0.3	—	—	—	0.3
Less: net income attributable to noncontrolling interest	—	—	7.9	—	7.9

Net income applicable to Company common shareholders	$108.4	$108.2	$125.4	$(233.6)	$108.4

Condensed Statements of Operations
Year Ended December 31, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$2,142.1	$4,088.0	$—	$6,230.1
Intercompany	59.4	2.4	49.1	(110.9)	—

	59.4	2,144.5	4,137.1	(110.9)	6,230.1
Cost of sales	—	1,884.2	3,592.6	(49.1)	5,427.7

Gross profit	59.4	260.3	544.5	(61.8)	802.4
Selling, general and administrative expenses	48.6	145.6	248.6	(61.8)	381.0

Operating income	10.8	114.7	295.9	—	421.4
Other income (expense)	0.5	(0.6)	(27.1)	—	(27.2)
Interest income (expense):
Interest expense	(70.2)	(77.1)	(52.1)	95.3	(104.1)
Interest income	72.3	23.6	11.7	(95.3)	12.3

	2.1	(53.5)	(40.4)	—	(91.8)

Income before income taxes	13.4	60.6	228.4	—	302.4
Income tax provision	(10.7)	(34.1)	(60.1)	—	(104.9)
Equity in earnings of affiliated companies	186.3	159.8	0.4	(341.9)	4.6

Net income including noncontrolling interest	189.0	186.3	168.7	(341.9)	202.1

Less: preferred stock dividends	0.3	—	—	—	0.3
Less: net income attributable to noncontrolling interest	—	—	13.1	—	13.1

Net income applicable to Company common shareholders	$188.7	$186.3	$155.6	$(341.9)	$188.7

Condensed Statements of Operations
Year Ended December 31, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$2,208.5	$2,406.3	$—	$4,614.8
Intercompany	48.7	—	—	(48.7)	—

	48.7	2,208.5	2,406.3	(48.7)	4,614.8
Cost of sales	—	1,887.7	2,064.4	—	3,952.1

Gross profit	48.7	320.8	341.9	(48.7)	662.7
Selling, general and administrative expenses	44.5	144.1	156.7	(48.7)	296.6

Operating income	4.2	176.7	185.2	—	366.1
Other income (expense)	1.2	0.2	(4.8)	—	(3.4)
Interest income (expense):
Interest expense	(52.2)	(68.0)	(17.9)	70.8	(67.3)
Interest income	74.7	5.5	9.4	(70.8)	18.8
Loss on extinguishment of debt	(25.3)	—	—	—	(25.3)

	(2.8)	(62.5)	(8.5)	—	(73.8)

Income before income taxes	2.6	114.4	171.9	—	288.9
Income tax provision	(6.0)	(41.0)	(50.6)	—	(97.6)
Equity in earnings of affiliated companies	194.9	121.5	0.4	(316.4)	0.4

Net income including noncontrolling interest	191.5	194.9	121.7	(316.4)	191.7

Less: preferred stock dividends	0.3	—	—	—	0.3
Less: net income attributable to noncontrolling interest	—	—	0.2	—	0.2

Net income applicable to Company common shareholders	$191.2	$194.9	$121.5	$(316.4)	$191.2

Condensed Balance Sheets
December 31, 2009

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$22.7	$10.2	$466.5	$—	$499.4
Receivables, net of allowances	—	208.6	695.0	—	903.6
Inventories	—	243.3	607.0	—	850.3
Deferred income taxes	—	60.1	54.6	—	114.7
Prepaid expenses and other	1.9	42.1	50.7	—	94.7

Total current assets	24.6	564.3	1,873.8	—	2,462.7

Property, plant and equipment, net	0.6	202.2	812.5	—	1,015.3
Deferred income taxes	0.6	(0.4)	23.9	—	24.1
Intercompany accounts	1,091.5	471.4	19.3	(1,582.2)	—
Investment in subsidiaries	1,019.5	1,223.9	—	(2,243.4)	—
Goodwill	—	5.3	152.1	—	157.4
Intangible assets, net	—	0.6	197.0	—	197.6
Unconsolidated affiliated companies	—	3.8	6.4	—	10.2
Other non-current assets	11.7	25.2	19.9	—	56.8

Total assets	$2,148.5	$2,496.3	$3,104.9	$(3,825.6)	$3,924.1

Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$85.4	$677.1	$—	$762.5
Accrued liabilities	(21.6)	103.5	284.7	—	366.6
Current portion of long-term debt	—	0.1	52.9	—	53.0

Total current liabilities	(21.6)	189.0	1,014.7	—	1,182.1

Long-term debt	783.7	0.1	85.5	—	869.3
Deferred income taxes	103.4	(30.4)	135.5	—	208.5
Intercompany accounts	—	1,182.8	399.4	(1,582.2)	—
Other liabilities	12.8	135.9	101.3	—	250.0

Total liabilities	878.3	1,477.4	1,736.4	(1,582.2)	2,509.9

Total shareholders’ equity (deficit)	1,270.2	1,018.9	1,224.5	(2,243.4)	1,270.2

Noncontrolling interest	—	—	144.0	—	144.0

Total liabilities and equity	$2,148.5	$2,496.3	$3,104.9	$(3,825.6)	$3,924.1

Condensed Balance Sheets
December 31, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$2.3	$28.1	$252.2	$—	$282.6
Receivables, net of allowances	—	211.9	820.1	—	1,032.0
Inventories	—	269.0	684.2	—	953.2
Deferred income taxes	7.0	90.8	34.5	—	132.3
Prepaid expenses and other	(1.4)	21.4	51.5	—	71.5

Total current assets	7.9	621.2	1,842.5	—	2,471.6

Property, plant and equipment, net	0.6	203.4	676.9	—	880.9
Deferred income taxes	26.4	(1.5)	31.1	—	56.0
Intercompany accounts	1,037.3	413.1	21.3	(1,471.7)	—
Investment in subsidiaries	774.0	982.2	—	(1,756.2)	—
Goodwill	—	0.9	171.0	—	171.9
Intangible assets, net	—	0.7	201.1	—	201.8
Unconsolidated affiliated companies	—	1.9	5.6	—	7.5
Other non-current assets	17.3	20.0	9.4	—	46.7

Total assets	$1,863.5	$2,241.9	$2,958.9	$(3,227.9)	$3,836.4

Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$119.9	$637.3	$—	$757.2
Accrued liabilities	(19.4)	125.3	317.4	—	423.3
Current portion of long-term debt	—	1.0	229.5	—	230.5

Total current liabilities	(19.4)	246.2	1,184.2	—	1,411.0

Long-term debt	962.4	10.2	50.9	—	1,023.5
Deferred income taxes	37.2	(3.7)	100.1	—	133.6
Intercompany accounts	—	1,058.6	413.1	(1,471.7)	—
Other liabilities	12.3	160.8	103.1	—	276.2

Total liabilities	992.5	1,472.1	1,851.4	(1,471.7)	2,844.3

Total shareholders’ equity (deficit)	871.0	769.8	986.4	(1,756.2)	871.0

Noncontrolling interest	—	—	121.1	—	121.1

Total liabilities and equity	$1,863.5	$2,241.9	$2,958.9	$(3,227.9)	$3,836.4

Condensed Statements of Cash Flows
Year Ended December 31, 2009

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash flows of operating activities	$49.2	$21.9	$475.2	$—	$546.3

Cash flows of investing activities:
Capital expenditures	—	(28.7)	(114.9)	—	(143.6)
Acquisitions, net of cash acquired	—	(13.7)	—	—	(13.7)
Proceeds from properties sold	—	0.2	0.8	—	1.0
Other, net	—	(3.8)	—	—	(3.8)

Net cash flows of investing activities	—	(46.0)	(114.1)	—	(160.1)

Cash flows of financing activities:
Dividends paid	(0.3)	—	—	—	(0.3)
Excess tax benefits from stock-based compensation	0.7	—	—	—	0.7
Intercompany accounts	(15.1)	7.7	7.4	—	—
Proceeds from revolving credit borrowings	—	96.5	—	—	96.5
Repayments of revolving credit borrowings	—	(96.5)	—	—	(96.5)
Proceeds (repayments) of other debt	—	(2.3)	(157.7)	—	(160.0)
Payment of deferred financing fees	(14.5)	—	—	—	(14.5)
Proceeds from exercise of stock options	0.4	—	—	—	0.4

Net cash flows of financing activities	(28.8)	5.4	(150.3)	—	(173.7)

Effect of exchange rate changes on cash and cash equivalents	—	0.8	3.5	—	4.3

Increase in cash and cash equivalents	20.4	(17.9)	214.3	—	216.8
Cash and cash equivalents — beginning of period	2.3	28.1	252.2	—	282.6

Cash and cash equivalents — end of period	$22.7	$10.2	$466.5	$—	$499.4

Condensed Statements of Cash Flows
Year Ended December 31, 2008

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash flows of operating activities	$65.2	$123.2	$75.8	$(34.8)	$229.4

Cash flows of investing activities:
Capital expenditures	—	(51.5)	(166.3)	—	(217.8)
Acquisitions, net of cash acquired	—	(19.0)	(31.3)	—	(50.3)
Proceeds from properties sold	—	2.7	3.5	—	6.2
Intercompany accounts	(67.9)	—	—	67.9	—
Other, net	—	(1.4)	—	—	(1.4)

Net cash flows of investing activities	(67.9)	(69.2)	(194.1)	67.9	(263.3)

Cash flows of financing activities:
Dividends paid	1.2	—	(1.5)	—	(0.3)
Excess tax benefits from stock-based compensation	6.1	—	—	—	6.1
Intercompany accounts	—	22.4	10.7	(33.1)	—
Proceeds from revolving credit borrowings	—	124.7	—	—	124.7
Repayments of revolving credit borrowings	—	(184.7)	—	—	(184.7)
Proceeds (repayments) of other debt	—	(1.1)	94.4	—	93.3
Purchase of treasury shares	(11.7)	—	—	—	(11.7)
Proceeds from exercise of stock options	2.2	—	—	—	2.2

Net cash flows of financing activities	(2.2)	(38.7)	103.6	(33.1)	29.6

Effect of exchange rate changes on cash and cash equivalents	—	(0.4)	(38.4)	—	(38.8)

Increase in cash and cash equivalents	(4.9)	14.9	(53.1)	—	(43.1)
Cash and cash equivalents — beginning of period	7.2	13.2	305.3	—	325.7

Cash and cash equivalents — end of period	$2.3	$28.1	$252.2	$—	$282.6

Condensed Statements of Cash Flows
Year Ended December 31, 2007

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash flows of operating activities	$(1.9)	$127.3	$106.3	$—	$231.7

Cash flows of investing activities:
Capital expenditures	(0.2)	(40.8)	(112.6)	—	(153.6)
Acquisitions, net of cash acquired	—	—	(634.8)	—	(634.8)
Proceeds from acquisitions including cash acquired	—	—	28.0	—	28.0
Proceeds from properties sold	—	0.4	0.7	—	1.1
Intercompany accounts	(639.5)	—	—	639.5	—
Other, net	(1.7)	1.2	—	—	(0.5)

Net cash flows of investing activities	(641.4)	(39.2)	(718.7)	639.5	(759.8)

Cash flows of financing activities:
Dividends paid	(0.3)	—	—	—	(0.3)
Settlement net investment swap	(30.5)	—	—	—	(30.5)
Excess tax benefits from stock-based compensation	11.1	—	—	—	11.1
Intercompany accounts	(8.0)	(145.5)	793.0	(639.5)	—
Proceeds from revolving credit borrowings	—	100.0	—	—	100.0
Repayments of revolving credit borrowings	—	(40.0)	—	—	(40.0)
Issuance of long-term debt, net of fees & expenses	800.0	—	—	—	800.0
Payment of deferred financing fees	(19.0)	—	—	—	(19.0)
Repayments of long-term debt, including fees & expenses	(305.5)	—	—	—	(305.5)
Proceeds (repayments) of other debt	—	(0.8)	8.1	—	7.3
Proceeds from exercise of stock options	5.0	—	—	—	5.0

Net cash flows of financing activities	452.8	(86.3)	801.1	(639.5)	528.1

Effect of exchange rate changes on cash and cash equivalents	—	0.5	14.7	—	15.2

Increase in cash and cash equivalents	(190.5)	2.3	203.4	—	15.2
Cash and cash equivalents — beginning of period	197.7	10.9	101.9	—	310.5

Cash and cash equivalents — end of period	$7.2	$13.2	$305.3	$—	$325.7

Notes to Parent Company Condensed Financial Information
Basis of Presentation
In accordance with the requirements of Regulation S-X of the Securities and Exchange Commission, restricted net assets of the Company’s subsidiaries exceeded 25% of the Company’s total consolidated net assets. The Company’s Spanish Term Loans include covenants which require its Spanish subsidiary to maintain minimum net assets of 197 million euro. As a result, Parent Company Condensed Financial Information is required to be disclosed and reflects the adoption of ASC No. 470 Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) and ASC No. 810 Noncontrolling Interests in Consolidated Financial Statements. This financial information is condensed and omits many disclosures presented in the Consolidated Financial Statements and Notes thereto.
Intercompany Activity
General Cable Corporation (the Parent Company) and its Guarantor Subsidiaries participate in a cash pooling program. As part of this program, cash balances are generally swept on a daily basis between the Guarantor Subsidiary bank accounts and those of the Parent Company. There are a significant number of the Company’s subsidiaries that participate in this cash pooling arrangement and there are thousands of transactions per week that occur between the Parent Company and Guarantor Subsidiaries, all of which are accounted for through the intercompany accounts.

Parent Company transactions include interest, dividend, tax payments and intercompany sales transactions relate to administrative costs incurred by the Parent Company which are billed to Guarantor Subsidiaries on a cost-plus basis. These costs are reported in the Parent’s “Selling, general and administrative expenses” on the Consolidated Statement of Operations for the respective period(s). All intercompany transactions are presumed to be settled in cash when they occur and therefore are included in operating activities on the statement of cash flows. Non-operating cash flow changes have been classified as financing activities starting in 2009.
A summary of cash and non-cash transactions of the Parent Company’s intercompany account is provided below:

	Year ended December 31
(in millions)	2009	2008	2007
Beginning Balance	$1,037.3	$943.7	$759.6
Non-cash transactions
Convertible notes and other debt	8.9	—	(463.4)
Dividend	—	34.8	—
Equity based awards	10.9	10.6	6.3
Foreign currency and other	19.3	15.1	1.7
Cash transactions	15.1	33.1	72.8
Acquisition of PDIC	—	—	566.7

Ending Balance	$1,091.5	$1,037.3	$943.7

Dividends
An immaterial correction has been made as the classification of an intercompany dividend for the year ended December 31, 2008 between a Guarantor Subsidiary and the Parent Company, which has no effect on the Company’s 2009 or 2008 consolidated statement of operations, consolidated balance sheet, consolidated statement of cash flows or its liquidity for any prior comparative period and only impacts the Parent Company’s statement of cash flow presentation herein. An intercompany dividend of $34.8 million was recorded within the Parent Company’s intercompany transactions and classified as an investing cash flow activity as disclosed in the Supplemental Guarantor and Parent Company Condensed Financial Information footnote to the 2008 Form 10-K. The Company determined that under ASC 230-10-45-12 (b), the payment from the subsidiary was a return on investment and should have been classified as an inflow from operating activities. The Company has presented the dividend payment as an operating cash flow for 2008 herein.
This is a nonrecurring transaction and is the only intercompany dividend in the three years in this report. There were no such dividend payments in 2009 or 2007.
Parent Company Long-Term Debt
At December 31, 2009 and 2008, the Parent Company was party to various long-term financing arrangements, as summarized below (in millions):

	December 31,
(in millions)	2009	2008
Subordinated Convertible Notes due 2029	$429.5	$—
Debt discount on Subordinated Convertible Notes due 2029	(266.6)	—
1.00% Senior Convertible Notes due 2012	10.6	475.0
Debt discount on 1.00% Senior Convertible Notes due 2012	(1.7)	(99.3)
0.875% Convertible Notes due 2013	355.0	355.0
Debt discount on 0.875% Convertible Notes due 2013	(77.0)	(93.3)
7.125% Senior Notes due 2017	200.0	200.0
Senior Floating Rate Notes	125.0	125.0
Other	8.9

Total Parent Company debt	$783.7	962.4
Less current maturities	—	—

Parent Company Long-term debt	$783.7	$962.4

(in millions)	2010	2011	2012	2013	2014
Debt maturities	$—	$8.9	$10.6	$355.0	$—
Long-term debt related to the Parent Company is discussed in Note 9 of the Notes to the Consolidated Financial Statements.
Commitments and Contingencies
For contingencies and guarantees related to the Parent Company, refer to Note 9 and Note 17 of the Notes to the Consolidated Financial Statements.

22. Subsequent Events
On January 8, 2010, the Venezuelan government announced its intention to devalue its currency (Bolivar) and establish a two-tier foreign exchange structure. The official exchange rate for essential goods (food, medicine and other essential goods) will be adjusted from 2.15 Bolivars to each US Dollar to 2.60. The official exchange rate for non-essential goods will be adjusted from 2.15 Bolivars to each US Dollar to 4.30. General Cable expects that its products will be classified as non-essential. In addition, inflation in Venezuela has continued at an accelerated rate, and, beginning January 1, 2010, Venezuela’s economy will be considered highly inflationary. For accounting purposes, an economy is considered highly inflationary when the three-year cumulative rate of inflation exceeds 100%. While the Company continues to evaluate the impact of these actions by the Venezuelan government, the Company expects to record a charge in the first quarter of 2010 related primarily to the remeasurement of the local balance sheet on the date of the devaluation. The functional currency of the Company’s subsidiary in Venezuela is the US dollar. The non-recurring pre-tax charge in the first quarter of 2010 is expected to be $40 to $45 million. There is no impact on the Company’s 2009 results of operations or cash flows.

Schedule II
GENERAL CABLE CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
(in millions)

	For the Year
	Ended December 31,
	2009	2008	2007
Accounts Receivable Allowances:
Beginning balance	$19.3	$17.9	$10.0
Impact of foreign currency exchange rate changes	0.1	(0.8)	0.6
Provision	8.3	4.3	9.7
Write-offs	(5.8)	(2.1)	(2.4)

Ending balance	$21.9	$19.3	$17.9

Deferred Tax Valuation Allowance:
Beginning balance	$11.7	$19.3	$21.3
Additions charged to expense	8.9	1.0	2.6
Additions attributable to acquisitions and dispositions	0.2	(1.7)	6.2
Impact of foreign currency exchange rate changes	2.1	(1.7)	1.4
Reductions from utilization and reassessments	(1.8)	(5.2)	(12.2)

Ending balance	$21.1	$11.7	$19.3