Form 10-Q
period 2010-04-02
GENERAL CABLE CORP /DE/
filed 2010-05-12
CIK 886035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 3, 2010

Common Stock, $0.01 per value	52,095,125

GENERAL CABLE CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL STATEMENTS

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

	Three Fiscal Months Ended
	April 2,	April 3,
	2010	2009
Net sales	$1,098.0	$1,041.3

Cost of sales	960.4	969.2

Gross profit	137.6	72.1

Selling, general and administrative expenses	80.3	95.0

Operating income (loss)	57.3	(22.9)

Other income (expense)	(36.5)	3.5

Interest income (expense):
Interest expense	(19.0)	(22.5)
Interest income	1.1	1.2

	(17.9)	(21.3)

Income (loss) before income taxes	2.9	(40.7)
Income tax (provision) benefit	(8.3)	14.9
Equity in earnings of affiliated companies	0.3	0.1

Net loss including noncontrolling interest	(5.1)	(25.7)

Less: preferred stock dividends	0.1	0.1
Less: net income attributable to noncontrolling interest	2.6	1.4

Net loss attributable to Company common shareholders	$(7.8)	$(27.2)

Loss per share

Loss per common share — basic	$(0.15)	$(0.52)

Weighted average common shares — basic	52.0	51.9

Loss per common share — assuming dilution	$(0.15)	$(0.52)

Weighted average common shares — assuming dilution	52.0	51.9

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	April 2,	December 31,
	2010	2009

Assets
Current Assets:
Cash and cash equivalents	$426.3	$499.4
Receivables, net of allowances of $19.9 million at April 2, 2010 and $21.9 million at December 31, 2009	885.1	903.6
Inventories, net	1,108.5	1,002.4
Deferred income taxes	46.2	52.6
Prepaid expenses and other	95.7	94.7

Total current assets	2,561.8	2,552.7

Property, plant and equipment, net	998.0	1,015.3
Deferred income taxes	21.8	24.1
Goodwill	163.0	157.4
Intangible assets, net	198.8	197.6
Unconsolidated affiliated companies	9.7	10.2
Other non-current assets	64.4	56.8

Total assets	$4,017.5	$4,014.1

Liabilities and Total Equity
Current Liabilities:
Accounts payable	$840.3	$762.5
Accrued liabilities	321.9	361.9
Current portion of long-term debt	69.9	53.0

Total current liabilities	1,232.1	1,177.4

Long-term debt	863.3	869.3
Deferred income taxes	193.4	209.5
Other liabilities	237.0	248.1

Total liabilities	2,525.8	2,504.3

Commitments and Contingencies

Total Equity:
Redeemable convertible preferred stock, at redemption value (liquidation preference of $50.00 per share):
April 2, 2010 — 76,202 shares outstanding
December 31, 2009 — 76,202 shares outstanding	3.8	3.8
Common stock, $0.01 par value, issued and outstanding shares:
April 2, 2010 — 52,103,344 (net of 6,198,013 treasury shares)
December 31, 2009 — 52,008,052 (net of 6,187,527 treasury shares)	0.6	0.6
Additional paid-in capital	639.5	637.1
Treasury stock	(73.1)	(72.9)
Retained earnings	798.3	806.1
Accumulated other comprehensive loss	(10.3)	(8.9)

Total Company shareholders’ equity	1,358.8	1,365.8
Noncontrolling interest	132.9	144.0

Total equity	1,491.7	1,509.8

Total liabilities and equity	$4,017.5	$4,014.1

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Three Fiscal Months Ended
	April 2,	April 3,
	2010	2009
Cash flows of operating activities:
Net loss including noncontrolling interest	$(5.1)	$(25.7)
Adjustments to reconcile net loss to net cash flows of operating activities:
Depreciation and amortization	25.3	24.0
Amortization on restricted stock awards	1.0	1.0
Foreign currency exchange (gain) loss	36.5	(3.5)
Deferred income taxes	(5.6)	(28.5)
Excess tax benefits from stock-based compensation	—	0.2
Convertible debt instruments noncash interest charges	4.7	9.4
(Gain) loss on disposal of property	(0.1)	2.4
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Decrease in receivables	7.1	92.2
(Increase) decrease in inventories	(113.7)	70.4
Increase in other assets	(6.1)	(2.8)
Increase (decrease) in accounts payable, accrued and other liabilities	37.9	(155.0)

Net cash flows of operating activities	(18.1)	(15.9)

Cash flows of investing activities:
Capital expenditures	(19.7)	(46.8)
Proceeds from properties sold	2.9	0.2
Acquisitions, net of cash acquired	(8.2)	—
Other	(1.1)	(1.6)

Net cash flows of investing activities	(26.1)	(48.2)

Cash flows of financing activities:
Preferred stock dividends paid	(0.1)	(0.1)
Excess tax benefits from stock-based compensation	—	(0.2)
Proceeds from revolving credit borrowings	—	53.8
Repayments of revolving credit borrowings	—	(11.8)
Proceeds (repayments) of other debt	11.6	(47.5)
Proceeds from exercise of stock options	—	0.1

Net cash flows of financing activities	11.5	(5.7)

Effect of exchange rate changes on cash and cash equivalents	(40.4)	(7.5)

Decrease in cash and cash equivalents	(73.1)	(77.3)
Cash and cash equivalents — beginning of period	499.4	282.6

Cash and cash equivalents — end of period	$426.3	$205.3

Supplemental Information
Cash paid during the period for:
Income tax payments, net of refunds	$3.3	$2.6

Interest paid	$10.9	$13.1

Non-cash investing and financing activities:
Issuance of nonvested shares	$2.7	$3.2

Capital lease obligations for new equipment	$—	$6.9

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
1. Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements of General Cable Corporation and Subsidiaries (“General Cable” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three fiscal months ended April 2, 2010 are not necessarily indicative of results that may be expected for the full year. The December 31, 2009, condensed consolidated balance sheet amounts are derived from the audited financial statements, as adjusted for the change in inventory accounting principle as discussed below, but do not include all disclosures herein required by GAAP. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010. The Company’s fiscal quarters consist of 13-week periods ending on the Friday nearest to the end of the calendar months of March, June and September.
Effective January 1, 2010, the Company changed its method of valuing all of its inventories that used the last-in, first-out (“LIFO”) method to the average cost method. The Company applied this change in accounting principle retrospectively to all prior periods presented herein in accordance with ASC250 Accounting Changes and Error Corrections. See Note 2, “Accounting Standards” for information on this change in accounting principle.
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
2. Accounting Standards
During the three fiscal months ended April 2, 2010, the Company did not change any of its existing accounting policies with the exception of the following accounting principle, which was adopted and became effective with respect to the Company on January 1, 2010:
Effective January 1, 2010, the Company changed its method of accounting for its North American inventories and non-North American metal inventories from the LIFO method to the average cost method. Inventories valued using the LIFO method represented approximately 57% of total inventories as of December 31, 2009. The Company believes the change is preferable because the average cost method improves financial reporting by better matching sales and expenses, particularly during periods of metal and petrochemical price volatility or reductions in inventory balances and enhances comparability with industry peers. The Company applied this change in accounting principle retrospectively to all prior periods presented herein in accordance with ASC250 Accounting Changes and Error Corrections. As a result of the accounting change, retained earnings as of January 1, 2009 increased from $597.9 million to $749.7 million. The Company converted its accounting systems on January 1, 2010 which effectively eliminated its LIFO pools prospectively. As a result, the estimated impact of this change is an increase of operating income, net income including noncontrolling interest, earnings per share — basic and earnings per share — assuming dilution of $24 million, $17 million, $0.30 and $0.30, respectively, for the first quarter ended April 2, 2010.
As a result of the retrospective application of this change in accounting principle, certain amounts in the Company’s three months ended April 3, 2009 condensed consolidated statement of operations were adjusted as presented below:

	Three Fiscal Months Ended April 3, 2009
	As Originally
(in millions, except per share data)	Reported	Adjustments	As Adjusted
Cost of sales	$853.8	$115.4	$969.2
Operating income (loss)	92.5	(115.4)	(22.9)
(Provision) benefit for income taxes	(25.0)	39.9	14.9
Net income (loss) including noncontrolling interest	49.8	(75.5)	(25.7)
Net income (loss) attributable to Company common shareholders	48.3	(75.5)	(27.2)
Earnings (loss) per common share — basic	0.93	(1.45)	(0.52)
Earnings (loss) per common share — assuming dilution	0.92	(1.44)	(0.52)

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
The Company’s December 31, 2009 consolidated balance sheet was adjusted as presented below:

	Year Ended December 31, 2009
	As Originally
(in millions)	Reported	Adjustments	As Adjusted
Assets
Inventories	$850.3	$152.1	$1,002.4
Deferred income taxes	114.7	(62.1)	52.6
Total assets	3,924.1	90.0	4,014.1

Liabilities and Total Equity
Accrued liabilities	366.6	(4.7)	361.9
Deferred income taxes	208.5	1.0	209.5
Other liabilities	250.0	(1.9)	248.1
Total liabilities	2,509.9	(5.6)	2,504.3
Accumulated other comprehensive loss	(4.8)	(4.1)	(8.9)
Retained earnings	706.4	99.7	806.1
Total liabilities and equity	3,924.1	90.0	4,014.1
The condensed consolidated statement of cash flows for the three months ended April 3, 2009 was adjusted as presented below:

	Three Fiscal Months Ended April 3, 2009
	As Originally
(in millions)	Reported	Adjustments	As Adjusted
Net income (loss) including noncontrolling interests	$49.8	$(75.5)	$(25.7)
Deferred income taxes	11.4	(39.9)	(28.5)
Inventory impairment charges	(4.7)	4.7	—
(Increase) decrease in inventories	(40.3)	110.7	70.4
Net cash flows of operating activities	(15.9)	—	(15.9)
There was no impact to net cash flows of operating activities as a result of this change in accounting policy.
New Accounting Standards
In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06 “Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and the activity within Level 3 of the fair value hierarchy. The updated guidance also clarifies existing disclosures regarding the level of disaggregation of assets or liabilities and the valuation techniques and inputs used to measure fair value. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new Level 3 activity disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of this accounting standard had no impact on the Company’s Condensed Consolidated Financial Statements.
3. Acquisitions and Divestitures
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
The Company did not enter into any material acquisitions in the three months ended April 2, 2010, or the year ended December 31, 2009. The results of operations of acquired business have been included in the condensed consolidated financial statements since the dates of acquisition.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
4. Other income (expense)
Other income (expense) includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated. During the first three fiscal months ended April 2, 2010 and April 3, 2009, the Company recorded a $36.5 million loss and a $3.5 million gain, respectively, resulting from foreign currency transaction gains and losses. The change in first quarter of 2010 compared to the first quarter of 2009 is primarily the result of the Venezuelan currency devaluation, which is discussed below.
On January 8, 2010, the Venezuelan government announced the devaluation of its currency (Bolivar) and established a two-tier foreign exchange structure. The official exchange rate for essential goods (food, medicine and other essential goods) was adjusted from 2.15 Bolivars to each US Dollar to 2.60. The official exchange rate for non-essential goods was adjusted from 2.15 Bolivars to each US Dollar to 4.30. General Cable products are classified as non-essential. While the Company expects its imported raw materials, specifically copper, will receive the 2.60 rate of exchange, the Company remeasures the financial statements of its Venezuelan subsidiary at the rate at which the Company expects to remit dividends, which currently is 4.30. The Company has received tentative authorization to import raw materials, specifically copper, at the official exchange rate for essential goods at 2.60. If ongoing efforts by the Company to obtain final approval for the use of this preferential exchange rate are unsuccessful, the use of the parallel rate of exchange for the purchase of copper may result in additional foreign currency transaction losses which may be material. At April 2, 2010, the parallel exchange market valued the Bolivar approximately 60% lower than the official non-essential exchange rate.
Due to the impact of the devaluation of its currency by the Venezuelan government, the Company recorded a pre-tax charge of $29.8 million in the first quarter of 2010 related primarily to the remeasurement of the local balance sheet on the date of the devaluation at the official non-essential rate. The functional currency of the Company’s subsidiary in Venezuela is the US Dollar. Excluding the impact of the remeasurement of the local currency balance sheet as it relates to the devaluation of the Venezuelan Bolivar, other expense of $6.7 million primarily reflects foreign currency transaction losses incurred in the first quarter of 2010 in Venezuela of $7.6 million.
5. Inventories
Approximately 82% of the Company’s inventories are valued using the average cost method and all remaining inventories are valued using the first-in, first-out (FIFO) method. All inventories are stated at the lower of cost or market value.

	April 2,	December 31,
(in millions)	2010	2009
Raw materials	$175.9	$158.3
Work in process	178.7	154.2
Finished goods	753.9	689.9

Total	$1,108.5	$1,002.4

As of December 31, 2009 inventories have been retrospectively adjusted for the change from the LIFO method of inventory accounting to the average cost method. See Note 2 for information on this change in accounting principle.
6. Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation. Costs assigned to property, plant and equipment relating to acquisitions are based on estimated fair values at the acquisition date. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets: new buildings, from 15 to 50 years; and machinery, equipment and office furnishings, from 2 to 15 years. Leasehold improvements are depreciated over the shorter of the lease term or the useful life of the asset, unless acquired in a business combination, in which case the leasehold improvements are amortized over the shorter of the useful life of the asset or a term that includes the reasonably assured life of the lease.
Property, plant and equipment consisted of the following (in millions):

	April 2,	December 31,
	2010	2009
Land	$107.1	$109.2
Buildings and leasehold improvements	288.8	290.4
Machinery, equipment and office furnishings	955.2	967.2
Construction in progress	81.8	77.1

Total — gross book value	1,432.9	1,443.9
Less accumulated depreciation	(434.9)	(428.6)

Total — net book value	$998.0	$1,015.3

Depreciation expense for the three fiscal months ended April 2, 2010 and April 3, 2009 was $21.1 million and $19.9 million, respectively.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
The Company periodically evaluates the recoverability of the carrying amount of long-lived assets (including property, plant and equipment and intangible assets with determinable lives) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates events or changes in circumstances based mostly on actual historical operating results, but business plans, forecasts, general and industry trends, and anticipated cash flows are also considered. Impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings. The Company also continually evaluates the estimated useful lives of all long-lived assets and, when warranted, revises such estimates based on current events. No material impairment charges occurred during the three fiscal months ended April 2, 2010 and April 3, 2009.
7. Goodwill and Other Intangible Assets
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
The amounts of goodwill and indefinite-lived intangible assets were as follows in millions of dollars:

	Goodwill				Indefinite-lived assets — Trade names
	North	Europe and			North	Europe and
	America	North Africa	ROW	Total	America	North Africa	ROW	Total
Balance at December 31, 2009	$5.2	$—	$152.2	$157.4	$—	$0.5	$129.3	$129.8
Acquisitions	1.0		—	1.0	—	—	—	—
Currency translation and other adjustments		—	4.6	4.6	—	—	2.4	2.4

Balance at April 2, 2010	$6.2	$—	$156.8	$163.0	$—	$0.5	$131.7	$132.2

The amounts of other intangible assets — customer relationships were as follows in millions of dollars:

	April 2,	December 31,
	2010	2009
Amortized intangible assets:
Customer relationships	$106.4	$106.4
Accumulated amortization	(38.4)	(34.8)
Foreign currency translation adjustment	(1.4)	(3.8)

Amortized intangible assets, net	$66.6	$67.8

Amortized intangible assets are stated at cost less accumulated amortization as of April 2, 2010 and December 31, 2009. Customer relationships have been determined to have a useful life in the range of 3.5 to 10 years and the Company has accelerated the amortization expense to align with the historical customer attrition rates. The amortization of intangible assets for the first three fiscal months of 2010 and 2009 was $3.6 million and $4.1 million, respectively. The estimated amortization expense during the twelve month periods beginning April 2, 2010 through March 31, 2015, based on exchange rates as of April 2, 2010, are $14.0 million, $10.4 million, $9.4 million, $8.6 million, $7.8 million and $16.4 million thereafter.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
8. Long-Term Debt

	April 2,	December 31,
(in millions)	2010	2009
North America
Subordinated Convertible Notes due 2029	$429.5	$429.5
Debt discount on Subordinated Convertible Notes due 2029	(266.4)	(266.6)
1.00% Senior Convertible Notes due 2012	10.6	10.6
Debt discount on 1.00% Senior Convertible Notes due 2012	(1.5)	(1.7)
0.875% Convertible Notes due 2013	355.0	355.0
Debt discount on 0.875% Convertible Notes due 2013	(72.7)	(77.0)
7.125% Senior Notes due 2017	200.0	200.0
Senior Floating Rate Notes	125.0	125.0
Amended Credit Facility	—	—
Other	9.1	9.1
Europe and North Africa
Credit facilities	26.3	31.4
Spanish Term Loan	62.3	72.5
Uncommitted accounts receivable facilities	—	1.1
Other	15.9	17.1
ROW
Credit facilities	40.1	16.3

Total debt	933.2	922.3
Less current maturities	69.9	53.0

Long-term debt	$863.3	$869.3

At April 2, 2010, maturities of long-term debt during twelve month periods beginning April 2, 2010 through March 31, 2015 are $69.9 million, $37.3 million, $30.0 million, $291.0 million and $129.0 million, respectively, and $376.0 million thereafter. As of April 2, 2010 and December 31, 2009, the Company was in compliance with all debt covenants as discussed below.
On December 15, 2009, the Company completed an offer to exchange $925 principal amount of new subordinated convertible notes due in 2029 for each $1,000 principal amount of the 1.00% Senior Convertible Notes due in 2012 which resulted in the issuance of $429.5 million aggregate principal amount of new Subordinated Convertible Notes due in 2029 in exchange for approximately 97.8% or $464.4 million aggregate principal amount of the 1.00% senior convertible notes due in 2012. An aggregate principal amount of $10.6 million of the 1.00% Senior Convertible Notes due in 2012 remain outstanding after completion of the exchange offer. The exchange was treated as an extinguishment of the 1.00% Senior Convertible Notes due in 2012 and issuance of new subordinated debt due in 2029 for the notes that were tendered. In 2009, the Company recorded a non-cash pre-tax loss on debt extinguishment of $7.6 million or approximately $0.10 earnings per share which included the write-off of $4.9 million of unamortized debt issuance costs related to the 1.00% Senior Convertible Notes due in 2012.
The Company’s convertible debt instruments outstanding as of April 2, 2010 and December 31, 2009 are as follows:

	Subordinated Convertible Notes		1.00% Senior Convertible Notes		0.875% Convertible Notes
	April 2,	December 31,	April 2,	December 31,	April 2,	December 31,
(in millions)	2010	2009	2010	2009	2010	2009
Face value	$429.5	$429.5	$10.6	$10.6	$355.0	$355.0
Debt discount	(266.4)	(266.6)	(1.5)	(1.7)	(72.7)	(77.0)
Book value	163.1	162.9	9.1	8.9	282.3	278.0
Maturity date	November 2029		October 2012		November 2013
Stated annual interest rate	4.50% until Nov 2019 2.25% until Nov 2029		1.00% until Oct 2012		0.875% until Nov 2013
Interest payments	Semi-annually: May 15 & November 15		Semi-annually: April 15 & October 15		Semi-annually: May 15 & November 15
As of April 2, 2010, the fair value of the Company’s Subordinated Notes, 1.00% Senior Convertible Notes and 0.875% Convertible Notes was $419.8 million, $8.7 million and $308.8 million, respectively. For a discussion of the effects on loss per common share, see Note 15. The 1.00% Senior Convertible Notes and the 0.875% Convertible Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company’s wholly-owned U.S. and Canadian subsidiaries. For additional information on the convertible notes, refer to the Company’s 2009 Annual Report on Form 10-K.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Subordinated Convertible Notes
The Company’s Subordinated Convertible Notes were issued on December 15, 2009 in the amount of $429.5 million pursuant to the aforementioned exchange offer. The notes and the common stock issuable upon conversion were registered on a Registration Statement on Form S-4, initially filed with the SEC on October 27, 2009, as amended and as declared effective by the SEC on December 15, 2009. At issuance, the Company separately accounted for the liability and equity components of the instrument, based on the Company’s nonconvertible debt borrowing rate on the instrument’s issuance date of 12.5%. At issuance, the liability and equity components were $162.9 million and $266.6 million, respectively. The equity component (debt discount) is being amortized to interest expense based on the effective interest method. There were no proceeds generated from the transaction and the Company incurred issuance fees and expenses of approximately $14.6 million as a result of the exchange offer which have been proportionately allocated to the liability and equity components of the new subordinated notes due in 2029.
1.00% Senior Convertible Notes
As a result of the aforementioned exchange offer, approximately 97.8% or $464.4 million of the Company’s 1.00% Senior Convertible Notes were validly tendered. After the exchange offer there were $10.6 million of the 1.00% Senior Convertible Notes outstanding. The Company’s 1.00% Senior Convertible Notes were originally issued in September 2007 in the amount of $475.0 million and sold to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). Subsequently, on April 16, 2008, the resale of the notes and the common stock issuable upon conversion of the notes was registered on a Registration Statement on Form S-3. Beginning January 1, 2009, the Company separately accounted for the liability and equity components of the instrument, retrospectively, based on the Company’s nonconvertible debt borrowing rate on the instrument’s issuance date of 7.5%. At issuance, the liability and equity components were $348.2 million and $126.8 million, respectively. At the exchange date of December 15, 2009, the liability and equity components were $389.7 million and $74.7 million, respectively. The equity component (debt discount) on the remaining outstanding notes is being amortized to interest expense based on the effective interest method.
Proceeds from the 1.00% Senior Convertible Notes were used to partially fund the purchase price of $707.6 million related to the PDIC acquisition and pay transaction costs of approximately $12.3 million directly related to the note issuance which have been allocated to the liability and equity components in proportion to the allocation of proceeds.
0.875% Convertible Notes
The Company’s 0.875% Convertible Notes were issued in November of 2006 in the amount of $355.0 million. At the time of issuance, the notes and the common stock issuable upon conversion of the notes were registered on a Registration Statement on Form S-3ASR and which was subsequently renewed on September 30, 2009, the Company filed a Renewal Registration Statement for the underlying common stock on Form S-3ASR. Beginning January 1, 2009, the Company separately accounted for the liability and equity components of the instrument, retrospectively, based on the Company’s nonconvertible debt borrowing rate on the instrument’s issuance date of 7.35%. At issuance, the liability and equity components were $230.9 million and $124.1 million, respectively. The equity component (debt discount) is being amortized to interest expense based on the effective interest method.
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
Proceeds from the offering were used to decrease outstanding debt by $87.8 million, including accrued interest, under the Company’s Amended Credit Facility, to pay $124.5 million for the cost of the note hedges, and to pay transaction costs of approximately $9.4 million directly related to the issuance which have been allocated to the liability and equity components in proportion to the allocation of proceeds. Additionally, the Company received $80.4 million in proceeds from the issuance of the warrants. At the conclusion of these transactions, the net effect of the receipt of the funds from the 0.875% Convertible Notes and the payments and proceeds mentioned above was an increase in cash of approximately $213.7 million, which is being used by the Company for general corporate purposes including acquisitions.
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

	7.125% Senior Notes			Senior Floating Rate Notes
(in millions)	Apr 2, 2010		Dec 31, 2009	Apr 2, 2010		Dec 31, 2009
Face value	$200.0		$200.0	$125.0		$125.0
Fair value	199.5		196.0	112.5		111.3
Interest rate	7.125%		7.125%	2.6%		2.7%
Interest payment	Semi-annually:			3-month LIBOR rate plus 2.375%
	Apr 1 & Oct 1			Quarterly: Jan 1, Apr 1, Jul 1 & Oct 1
Maturity date	April 2017			April 2015

Guarantee	Jointly and severally guaranteed by the Company’s wholly-owned U.S. and Canadian subsidiaries

Call Option(1)	Beginning Date		Percentage	Beginning Date		Percentage
	April 1, 2012	—	103.563%	April 1, 2009	—	102.0%
	April 1, 2013	—	102.375%	April 1, 2010	—	101.0%
	April 1, 2014	—	101.188%	April 1, 2011	—	100.0%
	April 1, 2015	—	100.000%

(1)	The Company may, at its option, redeem the Notes on or after the following dates and percentages (plus interest due)
The Notes’ indenture contains covenants that limit the ability of the Company and certain of its subsidiaries to (i) pay dividends on, redeem or repurchase the Company’s capital stock; (ii) incur additional indebtedness; (iii) make investments; (iv) create liens; (v) sell assets; (vi) engage in certain transactions with affiliates; (vii) create or designate unrestricted subsidiaries; and (viii) consolidate, merge or transfer all or substantially all assets. However, these covenants are subject to important exceptions and qualifications, one of which will permit the Company to declare and pay dividends or distributions on the Series A preferred stock provided there is no default on the Notes and certain financial conditions are met.
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
Senior Secured Revolving Credit Facility (“Amended Credit Facility”)
The Company’s current senior secured revolving credit facility (“Amended Credit Facility”), as amended, is a five-year, $400.0 million asset based revolving credit agreement that includes an approximate $50.0 million sublimit for the issuance of commercial and standby letters of credit and a $20.0 million sublimit for swingline loans. The Company under the Amended Credit Facility has the option (subject to certain limitations and conditions) to elect whether loans under the Amended Credit Facility will be LIBOR loans or alternative base rate loans. Eurodollar loans bear interest at a rate equal to an adjusted LIBOR rate plus an applicable margin percentage, ranging from 1.125% to 1.875% and alternative base rate loans bear interest at a rate equal to an alternative base rate plus an applicable margin percentage ranging from 0.00% to 0.625%. The applicable margin percentage is subject to adjustments based upon the excess availability, as defined in the Amended Credit Facility. Indebtedness under the Amended Credit Facility is guaranteed by the Company’s U.S. and Canadian subsidiaries and is secured by a first priority security interest in tangible and intangible property and assets of the Company’s U.S. and Canadian subsidiaries. The lenders have also received a pledge of all of the capital stock of the Company’s existing U.S. subsidiaries and any future U.S. subsidiaries.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
The Amended Credit Facility requires that the Company comply with certain financial and negative covenants, the principal covenant of which is a quarterly minimum fixed charge coverage ratio test, which is only applicable when excess availability, as defined, is below a certain threshold. However, the Company will be permitted to declare and pay dividends or distributions on the Series A preferred stock so long as there is no default under the Amended Credit Facility and certain financial conditions are met.
The Company pays quarterly fees in connection with the issuance of letters of credit and commitment fees equal to 50 basis points, per annum on any unused commitments under the Amended Credit Facility. Both fees are payable quarterly. In connection with the original issuance and related subsequent amendments to the Amended Credit Facility, the Company incurred fees and expenses aggregating $11.1 million, which are being amortized over the term of the Amended Credit Facility.
The Company’s Amended Credit Facility is summarized in the table below:

Amended credit facility
(in millions)	Apr 2, 2010	Dec 31, 2009
Outstanding borrowings	$—	$—
Undrawn availability	372.3	293.6
Interest rate	—	—
Outstanding letters of credit	27.7	28.2
Original issuance	November 2003
Maturity date	July 2012
Spanish Term Loans
The table below provides a summary of the Company’s term loans and corresponding fixed interest rate swaps. The proceeds from the Spanish Term Loans were used to partially fund the acquisition of Enica Biskra and for general working capital purposes. There is no remaining availability under these Spanish Term Loans.

	Spanish Term Loans(1)
(in millions)	Apr 2, 2010	Dec 31, 2009
Outstanding borrowings	$62.3	$72.5
Interest rate — weighted average(2)	4.1%	4.1%

(1)	The terms of the Spanish Term Loans are as follows:

	Original					Interest rate
(in millions)	Amount	Issuance Date	Maturity Date	Interest rate	Loan and Interest payable	Swap(2)
Term Loan 1	20.0 euros	February 2008	March 2013	Euribor +0.5%	Semi-annual: Aug & Feb	4.2%
Term Loan 2	10.0 euros	April 2008	April 2013	Euribor +0.75%	Semi-annual: Apr & Oct	4.58%
Term Loan 3	21.0 euros	June 2008	June 2013	Euribor +0.75%	Quarterly: Mar, Jun, Sept & Dec	4.48%
Term Loan 4	15.0 euros	September 2009	August 2014	Euribor +2.0%	Quarterly: Mar, Jun, Sept & Dec Principal payments: Feb & Aug	—

(2)
At the issuance date of the respective term loans, the Company entered into fixed interest rate swaps to coincide with the terms and conditions of the term loans that will effectively hedge the variable interest rate with a fixed interest rate.

Europe and North Africa Credit Facilities
The Company’s Europe and North Africa credit facilities are summarized in the table below:

	Europe and North Africa credit facilities
(in millions)	Apr 2, 2010	Dec 31, 2009
Outstanding borrowings	$26.3	$31.4
Undrawn availability	138.3	147.7
Interest rate — weighted average	5.1%	4.6%
Maturity date	Various

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Europe and North Africa Uncommitted Accounts Receivable Facilities
The Company’s Europe and North Africa uncommitted accounts receivable facilities are summarized in the table below:

	Uncommitted accounts receivable facilities
(in millions)	Apr 2, 2010	Dec 31, 2009
Outstanding borrowings	$—	$1.1
Undrawn availability	117.4	125.4
Interest rate — weighted average	—	1.7%
Maturity date	Various
The Spanish Term Loans and certain credit facilities held by the Company’s Spain subsidiary are subject to certain financial ratios of the Company’s European subsidiaries, which includes minimum net equity and net debt to EBITDA (earnings before interest, taxes, depreciation and amortization). At April 2, 2010 and December 31, 2009, the Company was in compliance with all covenants under these facilities.
ROW credit facilities
The Company’s ROW credit facilities are summarized in the table below:

	ROW credit facilities
(in millions)	Apr 2, 2010	Dec 31, 2009
Outstanding borrowings	$40.1	$16.3
Undrawn availability	299.7	361.4
Interest rate — weighted average	2.8%	2.3%
Maturity date	Various
The Company’s ROW credit facilities are short term loans utilized for working capital purposes. Certain credit facilities are subject to financial covenants. The Company was in compliance with all covenants under these facilities as of April 2, 2010 and December 31, 2009.
9. Financial Instruments
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
Cash Flow Hedges
General Cable utilizes interest rate swaps to manage its interest expense exposure by fixing its interest rate on a portion of the Company’s floating rate debt. The Company has entered into interest rate swaps on the Company’s Spanish Term Loans with a notional value of $44.1 million and $51.1 million as of April 2, 2010 and December 31, 2009, respectively. The interest rate swaps were effective beginning in August, September, and October of 2008 as discussed above in Note 8. In addition, the Company has one outstanding interest rate swap with a notional value of $9.0 million which provides for a fixed interest rate of 4.49% maturing in October 2011. The Company does not provide or receive any collateral specifically for this contract. The fair value of interest rate derivatives, which are designated as and qualify as cash flow hedges, are based on quoted market prices, which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments.
The Company enters into commodity futures contacts, which are designated and qualify as cash flow hedges, for the purchase of copper, aluminum and lead for delivery in a future month to match certain sales transactions.
The Company enters into foreign currency exchange contracts, which are designated as and qualify as cash flow hedges, principally to hedge the currency fluctuations in certain transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. Principal transactions hedged during the year were firm sales and purchase commitments. The fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Fair Value of Derivatives Instruments
The notional amounts and fair values of derivatives designated as cash flow hedges and derivatives not designated as cash flow hedges at April 2, 2010 and December 31, 2009 are shown below (in millions).

	April 2, 2010			December 31, 2009
	Notional	Fair Value		Notional	Fair Value
	Amount	Asset (1)	Liability (2)	Amount	Asset (1)	Liability (2)
Derivatives designated as cash flow hedges:
Interest rate swap	$53.1	$2.3	$0.5	$60.1	$2.5	$0.6
Commodity futures	225.2	31.1	8.0	195.0	25.1	9.1
Foreign currency exchange	251.4	1.5	7.4	274.8	2.7	3.4

		$34.9	$15.9		$30.3	$13.1

Derivatives not designated as cash flow hedges:
Foreign currency exchange	$26.6	$—	0.4	$29.6	$0.1	0.3

		$—	$0.4		$0.1	$0.3

(1)	Balance recorded in “Prepaid expenses and other” and “Other non-current assets”

(2)	Balance recorded in “Accrued liabilities” and “Other liabilities”
Depending on the extent of an unrealized loss position on a derivative contract held by the Company, certain counterparties may require collateral to secure the Company’s derivative contract position. As of April 2, 2010 and December 31, 2009, there were no contracts held by the Company that required collateral to secure the Company’s derivative liability positions.
For the above derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the unrealized gain and loss on the derivative is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings, which generally occurs over periods of less than one year. Gain and loss on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

	April 2, 2010
			Ineffective portion and
	Effective Portion	Reclassified from	amount excluded from
	recognized in OCI	Accumulated OCI	effectiveness testing
	Gain / (Loss)	Gain / (Loss)	Gain / (Loss)	Location
Derivatives designated as cash flow hedges:
Interest rate swap	$1.7	$(0.1)	$0.1	Interest Expense
Commodity futures	23.1	(7.0)	—	Costs of Sales
Foreign currency exchange	(5.1)	(0.9)	(0.8)	Other income/(expense)

Total	$19.7	$(8.0)	$(0.7)

	April 3, 2009
			Ineffective portion and
	Effective Portion	Reclassified from	amount excluded from
	recognized in OCI	Accumulated OCI	effectiveness testing
	Gain / (Loss)	Gain / (Loss)	Gain / (Loss)	Location
Derivatives designated as cash flow hedges:
Interest rate swap	$2.3	$(0.6)	$(0.1)	Interest Expense
Commodity futures	(31.1)	(36.8)	(0.1)	Costs of Sales
Foreign currency exchange	(11.7)	(0.1)	1.6	Other income/(expense)

Total	$(40.5)	$(37.5)	$1.4

For the above derivative instruments that are not designated as cash flow hedges, the unrealized gain or loss on the derivatives is reported in current earnings. For the three fiscal months ended April 2, 2010 and April 3, 2009, the Company recorded losses of $0.4 million and $1.5 million, respectively, for derivatives instruments not designated as cash flow hedges in other income/(expense) on the condensed consolidated statements of operations.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Other Forward Pricing Agreements
In the normal course of business, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At April 2, 2010 and December 31, 2009, General Cable had $74.1 million and $62.2 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At April 2, 2010 and December 31, 2009, the fair value of these arrangements was $79.7 million and $67.7 million, respectively, and General Cable had unrealized gains of $5.6 million and $5.5 million, respectively, related to these transactions. General Cable believes the unrealized gains (losses) under these agreements to be largely offset as a result of firm sales price commitments with customers.
10. Income Taxes
During the first quarter of 2010, the Company accrued approximately $2.4 million of income tax expense for uncertain tax positions likely to be taken in the current year and for interest and penalties on tax positions taken in prior periods, all of which would have a favorable impact on the effective tax rate, if recognized. The Company recognized a tax benefit of $3.3 million in the first quarter of 2010 due to statute of limitations expirations and the settlement of certain tax exposures.
The Company files income tax returns in numerous tax jurisdictions around the world. Due to uncertainties regarding the timing and outcome of various tax audits, appeals and settlements, it is difficult to reliably estimate the amount of unrecognized tax benefits that could change within the next twelve months. The Company believes it is reasonably possible that approximately $27 million of unrecognized tax benefits could change within the next twelve months due to the resolution of tax audits and statute of limitations expirations.
Tax years that are open for examination and assessment by the Internal Revenue Service are 2006 through 2009. The IRS is currently in the process of examining the Company’s 2007 and 2008 consolidated income tax returns. With limited exceptions, tax years prior to 2005 are no longer open in major foreign, state or local tax jurisdictions.
11. Employee Benefit Plans
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
The components of net periodic benefit cost for pension benefits were as follows (in millions):

	Three Fiscal Months Ended
	April 2, 2010		April 3, 2009
	U.S. Plans	Non-U.S Plans	U.S. Plans	Non-U.S. Plans
Service cost	$0.4	$0.6	$0.4	$0.6
Interest cost	2.1	1.4	2.0	1.3
Expected return on plan assets	(2.1)	(0.4)	(1.8)	(0.4)
Amortization of prior service cost	—	—	0.2	—
Amortization of net loss	1.3	0.1	1.7	0.1

Net pension expense	$1.7	$1.7	$2.5	$1.6

Defined benefit pension plan cash contributions for the three fiscal months ended April 2, 2010 and April 3, 2009 were $1.9 million and $1.8 million, respectively.
Postretirement Benefits Other Than Pensions
General Cable has postretirement benefit plans that provide medical and life insurance for certain retirees and eligible dependants. General Cable funds the plans as claims or insurance premiums are incurred.
Net postretirement benefit expense included the following components (in millions):

	Three Fiscal Months Ended
	April 2, 2010	April 3, 2009
Postretirement benefit expense:
Service cost	$0.1	$0.1
Interest cost	0.1	0.1

Net postretirement benefit expense	$0.2	$0.2

Defined Contribution Plans
Expense under both U.S. and non-U.S. defined contribution plans generally equals up to six percent of each eligible employee’s covered compensation based on the location and status of the employee. The net defined contribution plan expense recognized for the three fiscal months ended April 2, 2010 and April 3, 2009 was $2.2 million and $2.8 million, respectively.
12. Total Equity
General Cable is authorized to issue 200 million shares of common stock and 25 million shares of preferred stock.
Condensed consolidated statements of changes in equity are presented below for April 2, 2010 and April 3, 2009.

		Company common shareholders
							Accumulated
		Preferred	Common	Add’l			Other
		stock	Stock	Paid in	Treasury	Retained	Comprehensive	Noncontrolling
	Total	Amount	Amount	Capital	Stock	Earnings	Income/(Loss)	Interest

Balance, December 31, 2009	$1,509.8	$3.8	$0.6	$637.1	$(72.9)	$806.1	$(8.9)	$144.0
Comprehensive income (loss):
Net income (loss) including noncontrolling interest	(5.1)					(7.7)		2.6
Foreign currency translation adj.	(19.5)						(5.1)	(14.4)
Unrealized gain (loss) on financial instruments	4.4						3.7	0.7

Comprehensive income (loss)	(20.2)
Preferred stock dividend	(0.1)					(0.1)
Other — Issuance pursuant to restricted stock, stock options and other benefits plans	2.2			2.4	(0.2)

Balance, April 2, 2010	$1,491.7	$3.8	$0.6	$639.5	$(73.1)	$798.3	$(10.3)	$132.9

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

		Company common shareholders
							Accumulated
		Preferred	Common	Add’l			Other
		stock	Stock	Paid in	Treasury	Retained	Comprehensive	Noncontrolling
	Total	Amount	Amount	Capital	Stock	Earnings	Income/(Loss)	Interest

Balance, December 31, 2008	$1,140.6	$3.8	$0.6	$486.6	$(71.9)	$749.7	$(149.3)	$121.1
Comprehensive income (loss):
Net income (loss) including noncontrolling interest	(25.7)					(27.1)		1.4
Foreign currency translation adj.	(16.1)						(16.4)	0.3
Unrealized gain (loss) on financial instruments	26.9						24.3	2.6
Unrealized investment gain (loss) on def comp	5.8						5.8

Comprehensive income (loss)	(9.1)
Preferred stock dividend	(0.1)					(0.1)
Excess tax benefit from stock compensation	(0.2)			(0.2)
Other — Issuance pursuant to restricted stock, stock options and other benefits plans	4.2			2.7	(0.4)	0.1		1.8

Balance, April 3, 2009	$1,135.4	$3.8	$0.6	$489.1	$(72.3)	$722.6	$(135.6)	$127.2

The components of accumulated other comprehensive income (loss) as of April 2, 2010 and December 31, 2009, respectively, consisted of the following (in millions):

	April 2, 2010		December 31, 2009
	Company		Company
	common	Noncontrolling	common	Noncontrolling
	shareholders	interest	shareholders	interest
Foreign currency translation adjustment	$35.9	$(10.0)	$41.0	$4.4
Pension adjustments, net of tax	(38.1)	(0.8)	(38.1)	(0.8)
Change in fair value of derivatives, net of tax	(8.7)	0.9	(12.4)	0.2
Company deferred stock held in rabbi trust, net of tax	7.3	—	7.3	—
Defined benefit — pension, net of tax	(7.0)	—	(7.0)	—
Other	0.3	—	0.3	—

Accumulated other comprehensive income (loss)	$(10.3)	$(9.9)	$(8.9)	$3.8

Comprehensive income consists of the following (in millions):

	Three Fiscal Months Ended
	April 2, 2010		April 3, 2009
	Company		Company
	common	Noncontrolling	common	Noncontrolling
	shareholders	interest	shareholders	interest
Net income (loss) (1)	$(7.7)	$2.6	$(27.1)	$1.4
Currency translation gain (loss)	(5.1)	(14.4)	(16.4)	0.3
Change in fair value of derivatives, net of tax	3.7	0.7	24.3	2.6
Company deferred stock held in rabbi trust gain, net of tax	—	—	5.8	—

Comprehensive income (loss)	$(9.1)	$(11.1)	$(13.4)	$4.3

(1)	Net income before preferred stock dividend payments.
The Company maintains a deferred compensation plan (“Deferred Compensation Plan”) under the terms and conditions disclosed in the Company’s 2009 Annual Report on Form 10-K. The Company accounts for the Deferred Compensation Plan in accordance with “ASC 710 Compensation — General” as it relates to arrangements where amounts earned are held in a rabbi trust. The market value of mutual fund investments, nonvested and subsequently vested stock and restricted stock in the Rabbi Trust (the “Trust”) was $33.1 million as of April 2, 2010 and $33.6 million as of December 31, 2009. The market value of the assets held by the Trust, exclusive of the market value of the shares of the Company’s nonvested and subsequently vested stock and restricted stock, at April 2, 2010 and December 31, 2009 was $14.8 million and $14.2 million, respectively, and is classified as “other non-current assets” in the condensed consolidated balance sheets. Amounts payable to the plan participants at April 2, 2010 and December 31, 2009, excluding the market value of the shares of the Company’s nonvested and subsequently vested stock and restricted stock, was $16.5 million and $16.0 million, respectively, and is classified as “other liabilities” in the condensed consolidated balance sheets.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
13. Share-Based Compensation
General Cable has various plans which provide for granting options and common stock to certain employees and independent directors of the Company and its subsidiaries. The Company recognizes compensation expense for share-based payments based on the fair value of the awards at the grant date. The table below summarizes compensation expense for the Company’s non-qualified stock options, non-vested stock awards and performance-based non-vested stock awards based on the fair value method as estimated using the Black-Scholes valuation model for the three fiscal months ended April 2, 2010 and April 3, 2009.

	Three Fiscal Months Ended
	April 2, 2010	April 3, 2009
Non-qualified stock option expense	$1.1	$1.2
Non-vested stock awards expense	1.3	1.4

Total pre-tax share-based compensation expense	$2.4	$2.6

Excess tax benefit on share-based compensation (1)	$—	$(0.2)

(1)	Cash inflows recognized as financing activities in the condensed consolidated statements of cash flows.
The Company records compensation expense related to non-vested stock awards as a component of selling, general and administrative expense. There have been no material changes in financial condition or statement of operations that would affect the method or the nature of the share-based compensation recorded in the current period or the prior comparative periods.
14. Shipping and Handling Costs
All shipping and handling amounts billed to a customer in a sales transaction are classified as revenue. Shipping and handling costs associated with storage and handling of finished goods and shipments to customers are included in cost of sales and totaled $25.6 million and $34.4 million, respectively, for the three fiscal months ended April 2, 2010 and April 3, 2009.
15. Loss Per Common Share
The Company applied the two-class method of computing basic and diluted loss per share for the three fiscal months ended April 2, 2010 and April 3, 2009. Historically and for the three fiscal months ended April 2, 2010 and April 3, 2009, the Company did not declare, pay or otherwise accrue a dividend payable to the holders of the Company’s common stock or holders of unvested share-based payment awards (restricted stock). A reconciliation of the numerator and denominator of loss per common share — basic to loss per common share — assuming dilution is as follows (in millions, except per share data):

	Three Fiscal Months Ended
	April 2, 2010	April 3, 2009
Loss per common share — basic:
Net loss for basic EPS computation (1)	$(7.8)	$(27.2)

Weighted average shares outstanding for basic EPS computation (2)	52.0	51.9

Loss per common share — basic (3)	$(0.15)	$(0.52)

Loss per common share — assuming dilution
Net loss	$(7.8)	$(27.2)
Add: preferred stock dividends	0.1	0.1

Net loss for diluted EPS computation(1)	$(7.7)	$(27.1)

Weighted average shares outstanding including nonvested shares	52.0	51.9
Dilutive effect of convertible bonds(4)	—	—
Dilutive effect of stock options and restricted stock units(4)	—	—
Dilutive effect of assumed conversion of preferred stock(4)	—	—

Weighted average shares outstanding for diluted EPS computation(2)	52.0	51.9

Loss per common share — assuming dilution	$(0.15)	$(0.52)

(1)	Numerator

(2)	Denominator

(3)	Under the two-class method, Loss per share — basic reflects undistributed loss per share for both common stock and unvested share-based payment awards (restricted stock).

(4)	Excluded as any impact would be anti-dilutive

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
Regarding the 0.875% Convertible Notes, the average stock price threshold conditions had not been met as of April 2, 2010. At any such time in the future the threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earning per share — assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price. In addition, shares underlying the warrants will be included in the weighted average shares outstanding — assuming dilution when the average stock price per share for a quarter exceeds the $76.00 strike price of the warrants, and shares underlying the note hedges, will not be included in the weighted average shares outstanding — assuming dilution because the impact of the shares will always be anti-dilutive.
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

					Incremental Shares
	Shares Underlying		Total Treasury	Shares Due to the	Issued by the
	0.875% Convertible	Warrant	Method Incremental	Company under	Company upon
Share Price	Notes	Shares	Shares(1)	Note Hedges	Conversion(2)
$50.36	—	—	—	—	—
$60.36	1,167,502	—	1,167,502	(1,167,502)	—
$70.36	2,003,400	—	2,003,400	(2,003,400)	—
$80.36	2,631,259	382,618	3,013,877	(2,631,259)	382,618
$90.36	3,120,150	1,120,363	4,240,513	(3,120,150)	1,120,363
$100.36	3,511,614	1,711,088	5,222,702	(3,511,614)	1,711,088

(1)	Represents the number of incremental shares that must be included in the calculation of fully diluted shares under GAAP.

(2)	Represents the number of incremental shares to be issued by the Company upon conversion of the 0.875% Convertible Notes, assuming concurrent settlement of the note hedges and warrants.
Regarding the 1.00% Senior Convertible Notes, the average stock price threshold conditions had not been met as of April 2, 2010. At any such time in the future the threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earning per share — assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price.
The following table provides examples of how changes in the Company’s stock price would require the inclusion of additional shares in the denominator of the weighted average shares outstanding — assuming dilution calculation for the 1.00% Senior Convertible Notes.

	Shares Underlying
	1.00% Senior	Total Treasury Method
Share Price	Convertible Notes	Incremental Shares(1)
$83.93	—	—
$93.93	13,425	13,425
$103.93	24,271	24,271
$113.93	33,213	33,213
$123.93	40,712	40,712
$133.93	47,091	47,091

(1)	Represents the number of incremental shares that must be included in the calculation of fully diluted shares under GAAP.
Regarding the Subordinated Convertible Notes, the average stock price threshold conditions had not been met as of April 2, 2010. At any such time in the future the threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earning per share — assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
The following table provides examples of how changes in the Company’s stock price would require the inclusion of additional shares in the denominator of the weighted average shares outstanding — assuming dilution calculation for the Subordinated Convertible Notes.

	Shares Underlying
	Subordinated	Total Treasury Method
Share Price	Convertible Notes	Incremental Shares(1)
$36.75	—	—
$38.75	603,152	603,152
$40.75	1,147,099	1,147,099
$42.75	1,640,151	1,640,151
$44.75	2,089,131	2,089,131

(1)	Represents the number of incremental shares that must be included in the calculation of fully diluted shares under GAAP.
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
Net revenues as shown below represent sales to external customers for each segment. Intercompany revenues have been eliminated. The Chief operating decision maker evaluates segment performance and allocates resources based on segment operating income. Segment operating income represents income from continuing operations before interest income, interest expense, other income (expense), other financial costs and income tax.
Where applicable, “Corporate” generally includes corporate activity, eliminations and assets such as: cash, deferred income taxes, certain property, including property held for sale, prepaid expenses and other certain current and non-current assets. Summarized financial information for the Company’s reportable segments for the three fiscal months ended April 2, 2010 and April 3, 2009 is as follows:

	Three Fiscal Months Ended
	April 2,	April 3,
(in millions)	2010	2009
Net sales:
North America	$407.0	$369.2
Europe and North Africa	357.2	370.5
ROW	333.8	301.6

Total	$1,098.0	$1,041.3

Operating income (loss):
North America	$30.4	$(17.7)
Europe and North Africa	5.9	(4.1)
ROW	21.0	(1.1)

Total	$57.3	$(22.9)

	April 2,	December 31,
(in millions)	2010	2009
Identifiable Assets:
North America	$875.2	$832.3
Europe and North Africa	1,453.7	1,520.9
ROW	1,573.2	1,552.6
Corporate	115.4	108.3

Total	$4,017.5	$4,014.1

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
17. Commitments and Contingencies
Certain present and former operating sites, or portions thereof, currently or previously owned or leased by current or former operating units are the subject of investigations, monitoring or remediation under the United States Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund), the Federal Resource Conservation and Recovery Act or comparable state statutes or agreements with third parties. These proceedings are in various stages ranging from initial investigations to active settlement negotiations to implementation of the cleanup or remediation of sites.
Certain present and former operating units in the United States have been named as potentially responsible parties (PRPs) at several off-site disposal sites under CERCLA or comparable state statutes in federal court proceedings. In each of these matters, the operating unit is working with the governmental agencies involved and other PRPs to address environmental claims in a responsible and appropriate manner.
At April 2, 2010 and December 31, 2009, the Company had an accrued liability of approximately $1.0 million for various environmental-related liabilities to the extent costs are known or can be reasonably estimated as its liability. American Premier Underwriters Inc., a former parent of General Cable, agreed to indemnify General Cable against all environmental-related liabilities arising out of General Cable’s or its predecessors’ ownership or operation of the Indiana Steel & Wire Company and Marathon Manufacturing Holdings, Inc. businesses (which were divested by General Cable), without limitation as to time or amount. While it is difficult to estimate future environmental-related liabilities accurately, General Cable does not currently anticipate any material adverse impact on its results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
In addition, Company subsidiaries have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by the Company. As of April 2, 2010, General Cable was a defendant in approximately 1,091 non-maritime cases and 32,600 maritime cases brought in various jurisdictions throughout the United States. As of April 2, 2010 and December 31, 2009, the Company had accrued, on a gross basis, approximately $4.9 million and $5.1 million, respectively, and had recovered approximately $0.5 million, respectively, of insurance recoveries for these lawsuits. The Company does not believe that the outcome of the litigation will have a material adverse effect on its condensed consolidated results of operations, financial position or cash flows.
The Company is also involved in various routine legal proceedings and administrative actions. Such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on its result of operations, cash flows or financial position.
In Europe and North Africa as it relates to the 2005 purchase of shares of Silec Cable, S.A.S (Silec), the Company has pledged to the bank the following: Silec Cable, S.A.S shares, segment assets such as land and buildings and General Cable Spain and Portugal have been designated as guarantors.
The U.S. Department of Justice, or DOJ, and the European Commission have been conducting antitrust and competition law investigations relating to the cable industry, which the Company believes relate primarily to the submarine and underground high-voltage cables businesses. The Company has not been engaged in the high-voltage submarine cable business. The Company only recently entered the submarine cable business in March 2009 through its German affiliate, Norddeutsche Seekabelwerke GmbH & Co., which was acquired in 2007. The Company has received requests for information from both the DOJ and the European Commission in connection with their investigations and has provided documents to the DOJ and responded to their questions. With regard to the European Commission investigation, which has been addressed to the Company’s Spanish operations, the Company completed its response to a request for information on November 16, 2009. The Company has received an additional request for information from the European Commission in early April 2010 and is in the process of preparing its response. The Company may receive further requests for information from the DOJ and the European Commission.
General Cable has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. At April 2, 2010, future minimum rental payments required under non-cancelable lease agreement during twelve month periods beginning April 2, 2010 through March 31, 2015 are $14.2 million, $10.3 million, $5.6 million, $4.7 million and $1.5 million, respectively, and $13.1 million thereafter.
As of April 2, 2010, the Company had $141.3 million in letters of credit, $180.2 million in various performance bonds and $210.4 million in other guarantees. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self insurance claims, defined benefit plan obligations, contract performance and quality and other various bank financing guarantees.
18. Unconsolidated Affiliated Companies
Unconsolidated affiliated companies are those in which the Company generally owns less than 50 percent of the outstanding voting shares. The Company does not control these companies and accounts for its investments in them on the equity basis. The unconsolidated affiliated companies primarily manufacture or market wire and cable products in our ROW segment. The Company’s share of the income of these companies is reported in the condensed consolidated statements of operations under “Equity in earnings of affiliated companies.” For the three fiscal months ended April 2, 2010 and April 3, 2009, equity in earnings of affiliated companies was $0.3 and $0.1 million, respectively. The net investment in unconsolidated affiliated companies was $9.7 million and $10.2 million as of April 2, 2010 and December 31, 2009, respectively. As of April 2, 2010, the Company’s ownership percentages were as follows: PDTL Trading Company Ltd. 49%, Colada Continua Chilean, S.A. 41%, Keystone Electric Wire & Cable Co., Ltd. 20% and Thai Copper Rod Company Ltd. 18%.
19. Fair Value Disclosure
ASC820 Fair Value Measurements and Disclosures provides a framework for measuring fair value under generally accepted accounting principles. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair market values of the Company’s financial instruments are determined based on the fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair values which are as follows:
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
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in millions).

	Fair Value Measurement
	April 2, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Derivative assets	$—	$34.9	$—	$34.9	$—	$30.4	$—	$30.4
Trading securities	14.8	—	—	14.8	14.2	—	—	14.2

Total Assets	$14.8	$34.9	$—	$49.7	$14.2	$30.4	$—	$44.6

Liabilities
Derivative liabilities	$—	$16.3	$—	$16.3	$—	$13.4	$—	$13.4

Total liabilities	$—	$16.3	$—	$16.3	$—	$13.4	$—	$13.4

At April 2, 2010 there were no financial assets or financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). Similarly, there were no nonfinancial assets or nonfinancial liabilities measured at fair value on a non-recurring basis.
With the adoption of ASU 2010-06 there were no significant transfers in and out of Level 1 and Level 2 fair value measurements to be disclosed, as discussed in Note 2.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
20. Supplemental Guarantor and Parent Company Condensed Financial Information
General Cable Corporation (“Parent Company”) and its U.S. and Canadian 100% wholly-owned subsidiaries (“Guarantor Subsidiaries”) fully and unconditionally guarantee the $10.6 million of 1.00% Senior Convertible Notes, the $355.0 million of 0.875% Convertible Notes, the $200 million of 7.125% Senior Notes due in 2017 and the $125 million of Senior Floating Rate Notes due in 2015 of the Parent Company on a joint and several basis. The following tables present financial information about the Parent Company, Guarantor Subsidiaries and non-guarantor subsidiaries in millions. Intercompany transactions are eliminated.
Condensed Statements of Operations
Three Fiscal Months Ended April 2, 2010

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$398.4	$699.6	$—	$1,098.0
Intercompany	12.0	0.3	15.0	(27.3)	—

	12.0	398.7	714.6	(27.3)	1,098.0
Cost of sales	—	339.6	636.1	(15.3)	960.4

Gross profit	12.0	59.1	78.5	(12.0)	137.6
Selling, general and administrative expenses	9.1	34.9	48.3	(12.0)	80.3

Operating income	2.9	24.2	30.2	—	57.3
Other income (expense)	—	0.2	(36.7)	—	(36.5)
Interest income (expense):
Interest expense	(15.3)	(20.7)	(5.8)	22.8	(19.0)
Interest income	20.0	2.8	1.1	(22.8)	1.1

	4.7	(17.9)	(4.7)	—	(17.9)

Income (loss) before income taxes	7.6	6.5	(11.2)	—	2.9
Income tax provision	(2.8)	(0.3)	(5.2)	—	(8.3)
Equity in net income of subsidiaries	(12.5)	(18.7)	0.1	31.4	0.3

Net income (loss) including noncontrolling interest	(7.7)	(12.5)	(16.3)	31.4	(5.1)
Less: preferred stock dividends	0.1	—	—	—	0.1
Less: net income attributable to noncontrolling interest	—	—	2.6	—	2.6

Net loss attributable to Company common shareholders	$(7.8)	$(12.5)	$(18.9)	$31.4	$(7.8)

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Condensed Statements of Operations
Three Fiscal Months Ended April 3, 2009

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$362.6	$678.7	$—	$1,041.3
Intercompany	14.0	0.6	10.1	(24.7)	—

	14.0	363.2	688.8	(24.7)	1,041.3
Cost of sales	—	339.4	639.9	(10.1)	969.2

Gross profit	14.0	23.8	48.9	(14.6)	72.1
Selling, general and administrative expenses	11.2	43.6	54.8	(14.6)	95.0

Operating income (loss)	2.8	(19.8)	(5.9)	—	(22.9)
Other income (expense)	—	(0.8)	4.3	—	3.5
Interest income (expense):
Interest expense	(17.5)	(17.4)	(10.3)	22.7	(22.5)
Interest income	17.0	5.8	1.1	(22.7)	1.2

	(0.5)	(11.6)	(9.2)	—	(21.3)

Income (loss) before income taxes	2.3	(32.2)	(10.8)	—	(40.7)
Income tax (provision) benefit	(0.9)	11.4	4.4	—	14.9
Equity in net income of subsidiaries	(28.5)	(7.7)	0.1	36.2	0.1

Net income (loss) including noncontrolling interest	(27.1)	(28.5)	(6.3)	36.2	(25.7)
Less: preferred stock dividends	0.1	—	—	—	0.1
Less: net income attributable to noncontrolling interest	—	—	1.4	—	1.4

Net loss attributable to Company common shareholders	$(27.2)	$(28.5)	$(7.7)	$36.2	$(27.2)

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Condensed Balance Sheets
April 2, 2010

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$22.0	$8.4	$395.9	$—	$426.3
Receivables, net of allowances	—	236.8	648.3	—	885.1
Inventories, net	—	400.9	707.6	—	1,108.5
Deferred income taxes	—	9.5	36.7	—	46.2
Prepaid expenses and other	1.9	42.9	50.9	—	95.7

Total current assets	23.9	698.5	1,839.4	—	2,561.8

Property, plant and equipment, net	0.5	197.1	800.4	—	998.0
Deferred income taxes	0.6	(0.3)	21.5	—	21.8
Intercompany accounts	1,109.7	384.7	22.6	(1,517.0)	—
Investment in subsidiaries	1,097.3	1,237.4	—	(2,334.7)	—
Goodwill	—	5.3	157.7	—	163.0
Intangible assets, net	—	0.6	198.2	—	198.8
Unconsolidated affiliated companies	—	3.5	6.2	—	9.7
Other non-current assets	11.4	24.1	28.9	—	64.4

Total assets	$2,243.4	$2,550.9	$3,074.9	$(3,851.7)	$4,017.5

Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$125.4	$714.9	$—	$840.3
Accrued liabilities	(20.0)	99.4	242.5	—	321.9
Current portion of long-term debt	—	0.1	69.8	—	69.9

Total current liabilities	(20.0)	224.9	1,027.2	—	1,232.1

Long-term debt	788.6	—	74.7	—	863.3
Deferred income taxes	103.4	(29.4)	119.4	—	193.4
Intercompany accounts	—	1,132.3	384.7	(1,517.0)	—
Other liabilities	12.6	125.8	98.6	—	237.0

Total liabilities	884.6	1,453.6	1,704.6	(1,517.0)	2,525.8

Total Company shareholders’ equity	1,358.8	1,097.3	1,237.4	(2,334.7)	1,358.8

Noncontrolling interest	—	—	132.9	—	132.9

Total liabilities and equity	$2,243.4	$2,550.9	$3,074.9	$(3,851.7)	$4,017.5

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Condensed Balance Sheets
December 31, 2009

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$22.7	$10.2	$466.5	$—	$499.4
Receivables, net of allowances	—	208.6	695.0	—	903.6
Inventories, net	—	377.0	625.4	—	1,002.4
Deferred income taxes	—	8.2	44.4	—	52.6
Prepaid expenses and other	1.9	42.1	50.7	—	94.7

Total current assets	24.6	646.1	1,882.0	—	2,552.7

Property, plant and equipment, net	0.6	202.2	812.5	—	1,015.3
Deferred income taxes	0.6	(0.4)	23.9	—	24.1
Intercompany accounts	1,091.5	471.4	19.3	(1,582.2)	—
Investment in subsidiaries	1,115.1	1,237.4	—	(2,352.5)	—
Goodwill	—	5.3	152.1	—	157.4
Intangible assets, net	—	0.6	197.0	—	197.6
Unconsolidated affiliated companies	—	3.8	6.4	—	10.2
Other non-current assets	11.7	25.2	19.9	—	56.8

Total assets	$2,244.1	$2,591.6	$3,113.1	$(3,934.7)	$4,014.1

Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$85.4	$677.1	$—	$762.5
Accrued liabilities	(21.6)	103.5	280.0	—	361.9
Current portion of long-term debt	—	0.1	52.9	—	53.0

Total current liabilities	(21.6)	189.0	1,010.0	—	1,177.4

Long-term debt	783.7	0.1	85.5	—	869.3
Deferred income taxes	103.4	(29.4)	135.5	—	209.5
Intercompany accounts	—	1,182.8	399.4	(1,582.2)	—
Other liabilities	12.8	134.0	101.3	—	248.1

Total liabilities	878.3	1,476.5	1,731.7	(1,582.2)	2,504.3

Total Company shareholders’ equity	1,365.8	1,115.1	1,237.4	(2,352.5)	1,365.8

Noncontrolling interest	—	—	144.0	—	144.0

Total liabilities and equity	$2,244.1	$2,591.6	$3,113.1	$(3,934.7)	$4,014.1

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Condensed Statements of Cash Flows
Three Fiscal Months Ended April 2, 2010

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash flows of operating activities	$13.8	$(74.4)	$42.5	$—	$(18.1)

Cash flows of investing activities:
Capital expenditures	—	(2.1)	(17.6)	—	(19.7)
Proceeds from properties sold	—	0.1	2.8	—	2.9
Acquisitions, net of cash acquired		(4.0)	(4.2)		(8.2)
Other	—	(0.2)	(0.9)	—	(1.1)

Net cash flows of investing activities	—	(6.2)	(19.9)	—	(26.1)

Cash flows of financing activities:
Preferred stock dividends paid	(0.1)	—	—	—	(0.1)
Intercompany accounts	(14.4)	68.0	(53.6)	—	—
Proceeds of other debt	—	—	11.6	—	11.6

Net cash flows of financing activities	(14.5)	68.0	(42.0)	—	11.5

Effect of exchange rate changes on cash and cash equivalents	—	10.8	(51.2)	—	(40.4)

Decrease in cash and cash equivalents	(0.7)	(1.8)	(70.6)	—	(73.1)
Cash and cash equivalents — beginning of period	22.7	10.2	466.5	—	499.4

Cash and cash equivalents — end of period	$22.0	$8.4	$395.9	$—	$426.3

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Condensed Statements of Cash Flows
Three Fiscal Months Ended April 3, 2009

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash flows of operating activities	$17.6	$(59.8)	$26.3	$—	$(15.9)

Cash flows of investing activities:
Capital expenditures	—	(9.4)	(37.4)	—	(46.8)
Proceeds from properties sold	—	—	0.2	—	0.2
Other	—	(1.6)	—	—	(1.6)

Net cash flows of investing activities	—	(11.0)	(37.2)	—	(48.2)

Cash flows of financing activities:
Preferred stock dividends paid	(0.1)	—	—	—	(0.1)
Excess tax benefits from stock-based compensation	(0.2)	—	—	—	(0.2)
Intercompany accounts	(19.6)	8.0	11.6	—	—
Proceeds from revolving credit borrowings	—	53.8	—	—	53.8
Repayments of revolving credit borrowings	—	(11.8)	—	—	(11.8)
Repayments of other debt	—	(2.2)	(45.3)	—	(47.5)
Proceeds from exercise of stock options	0.1	—	—	—	0.1

Net cash flows of financing activities	(19.8)	47.8	(33.7)	—	(5.7)

Effect of exchange rate changes on cash and cash equivalents	—	(0.1)	(7.4)	—	(7.5)

Decrease in cash and cash equivalents	(2.2)	(23.1)	(52.0)	—	(77.3)
Cash and cash equivalents — beginning of period	2.3	28.1	252.2	—	282.6

Cash and cash equivalents — end of period	$0.1	$5.0	$200.2	$—	$205.3

Notes to Parent Company Condensed Financial Information
Basis of Presentation
In accordance with the requirements of Regulation S-X of the Securities and Exchange Commission, restricted net assets of the Company’s subsidiaries exceeded 25% of the Company’s total consolidated net assets. The Company’s Spanish Term Loans include covenants which require its Spanish subsidiary to maintain minimum net assets of 197 million euros. As a result, the Parent Company Condensed Financial Information is required to be disclosed. This financial information is condensed and omits many disclosures presented in the Consolidated Financial Statements and Notes thereto.
Intercompany Activity
The Parent Company and its Guarantor Subsidiaries participate in a cash pooling program. As part of this program, cash balances are generally swept on a daily basis between the Guarantor Subsidiaries’ bank accounts and those of the Parent Company. There are a significant number of the Company’s subsidiaries that participate in this cash pooling arrangement and there are thousands of transactions per week that occur between the Parent Company and Guarantor Subsidiaries, all of which are accounted for through the intercompany accounts.
Parent Company transactions include interest, dividend, tax payments and intercompany sales transactions related to administrative costs incurred by the Parent Company which are billed to Guarantor Subsidiaries on a cost-plus basis. These costs are reported in the Parent’s “Selling, general and administrative expenses” on the Condensed Consolidated Statement of Operations for the respective period(s). All intercompany transactions are presumed to be settled in cash when they occur and therefore are included in operating activities on the statement of cash flows. Non-operating cash flow changes have been classified as financing activities in 2010.
A summary of cash and non-cash transactions of the Parent Company’s intercompany account is provided below for the three fiscal months ended April 2, 2010 and the twelve months ended December 31, 2009:

(in millions)	April 2, 2010	December 31, 2009
Beginning Balance	$1,091.5	$1,037.3
Non-cash transactions
Convertible notes and other debt	—	8.9
Equity based awards	2.4	10.9
Foreign currency and other	1.4	19.3
Cash transactions	14.4	15.1

Ending Balance	$1,109.7	$1,091.5

Dividends
There were no cash dividend payments in the three fiscal months ended April 2, 2010 or April 3, 2009.
Parent Company Long-Term Debt
At April 2, 2010 and December 31, 2009, the Parent Company was party to the following long-term financing arrangements:

(in millions)	April 2, 2010	December 31, 2009
Subordinated Convertible Notes due 2029	$429.5	$429.5
Debt discount on Subordinated Convertible Notes due 2029	(266.4)	(266.6)
1.00% Senior Convertible Notes due 2012	10.6	10.6
Debt discount on 1.00% Senior Convertible Notes due 2012	(1.5)	(1.7)
0.875% Convertible Notes due 2013	355.0	355.0
Debt discount on 0.875% Convertible Notes due 2013	(72.7)	(77.0)
7.125% Senior Notes due 2017	200.0	200.0
Senior Floating Rate Notes	125.0	125.0
Other	9.1	8.9

Total Parent Company debt	788.6	783.7
Less current maturities	—	—

Parent Company Long-term debt	$788.6	$783.7

(in millions)	Q1 2011	Q1 2012	Q1 2013	Q1 2014	Q1 2015
Debt maturities twelve month period ending	$—	$—	$10.6	$355.0	$125.0
Long-term debt related to the Parent Company is discussed in Note 8 of the Notes to the Condensed Consolidated Financial Statements.
Commitments and Contingencies
For contingencies and guarantees related to the Parent Company, refer to Note 17 of the Notes to the Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the Company’s financial position, changes in financial position and results of operations. MD&A is provided as a supplement to the Company’s condensed consolidated financial statements and the accompanying Notes to condensed consolidated financial statements (“Notes”) and should be read in conjunction with these condensed consolidated financial statements and notes.
Certain statements in this report including without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures and the Company’s or management’s beliefs, expectations or opinions, are forward-looking statements, and as such, General Cable desires to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those statements as a result of factors, risks and uncertainties over which the Company has no control. Such factors include those stated in Item 1A of the Company’s 2009 Annual Report on Form 10-K as filed with the SEC on March 1, 2010.
Effective January 1, 2010, the Company changed its method of valuing all of its inventories that used the LIFO method to the average cost method. The Company applied this change in accounting principle retrospectively to all prior periods presented herein in accordance with ASC250 Accounting Changes and Error Corrections. See Note 2 for information on this change in accounting principle.
Overview
General Cable is a global leader in the development, design, manufacture, installation, marketing and distribution of copper, aluminum and fiber optic wire and cable products. The Company’s operations are divided into three reportable segments: North America, Europe and North Africa and Rest of World.
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
The following table sets forth net sales and operating income by reportable segment for the periods presented, in millions of dollars:

	Three Fiscal Months Ended
	April 2, 2010		April 3, 2009
	Amount	%	Amount	%
Net sales:
North America	$407.0	37%	$369.2	35%
Europe and North Africa	357.2	33%	370.5	36%
ROW	333.8	30%	301.6	29%

Total net sales	$1,098.0	100%	$1,041.3	100%

Operating income (loss):
North America	$30.4	53%	$(17.7)	77%
Europe and North Africa	5.9	10%	(4.1)	18%
ROW	21.0	37%	(1.1)	5%

Total operating income (loss)	$57.3	100%	$(22.9)	100%

General Cable’s reported net sales are directly influenced by the price of copper, and to a lesser extent, aluminum. The price of copper and aluminum as traded on the London Metal Exchange (“LME”) and COMEX has historically been subject to considerable volatility. During the past few years, global copper prices have steadily increased to new average record highs. The daily selling price of copper cathode on the COMEX averaged $3.28 and $1.57 per pound in the first quarter of 2010 and 2009, respectively, and the daily price of aluminum rod averaged $1.04 and $0.66 per pound in the first quarter of 2010 and 2009, respectively. This copper and aluminum price volatility is representative of all reportable segments.

General Cable generally passes changes in copper and aluminum prices along to its customers, although there are timing delays of varying lengths depending upon the volatility of metals prices, the type of product, competitive conditions and particular customer arrangements. A significant portion of the Company’s electric utility and telecommunications business and, to a lesser extent, the Company’s electrical infrastructure business has metal escalators written into customer contracts under a variety of price setting and recovery formulas. The remainder of the Company’s business requires that volatility in the cost of metals be recovered through negotiated price changes with customers. In these instances, the ability to change the Company’s selling prices may lag the movement in metal prices by a period of time as the customer price changes are implemented. As a result of this and a number of other business practices intended to match copper and aluminum purchases with sales, profitability over time has historically not been significantly affected by changes in copper and aluminum prices. However, in the short-term, during periods of escalating raw material cost inputs, to the extent the Company is able to raise prices in the market to recover the higher current cost of metals, the Company will generally experience a benefit from the sale of its relatively lower value inventory as computed under the weighted average inventory costing method. Conversely, during periods of declining raw material cost inputs, to the extent the Company has to decrease prices in the market due to competitive pressure as the current cost of metals declines, the Company will generally experience downward pressure on its gross profit due to the sale of relatively higher value inventory as computed under the weighted average inventory costing method. The Company hedges a portion of its metal purchases but does not engage in speculative metals trading.
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
Current Business Environment
The wire and cable industry is competitive, mature and cost driven with minimal differentiation for many product offerings among industry participants from a manufacturing or technology standpoint. The Company continues to experience lower demand and pricing across a broad spectrum of the Company’s products as a result of the effects of the global financial crisis and economic downturn which began in the fourth quarter of 2007.
In addition to the factors previously mentioned, General Cable is currently being affected by the following macro-level trends:
•	Slow global growth, mixed economic indicators and in many markets, continuing recessionary conditions;

•	Exceptionally weak demand for electric utility products in North America and construction products in Europe, particularly as a result of the ongoing deterioration in the Spanish construction markets;

•	Delays in large-scale infrastructure projects due to difficult financial markets and declining electricity demand in the short-term;

•	Weak demand and lower pricing across a broad spectrum of product lines in all geographic segments as a result of the challenging economic conditions and heightened competitive environment;

•	Continued political uncertainty and currency volatility in certain developing markets;

•	Worldwide underlying long-term growth trends in electric utility and infrastructure markets; and

•	Continuing demand for natural resources, such as oil and gas, and alternative energy initiatives.
The Company’s overall financial results discussed in the following MD&A demonstrate the diversification of the Company’s product offering. In addition to the aforementioned macro-level trends, the Company anticipates that the following trends may affect the financial results of the Company during 2010. The Company’s working capital requirements have been and are expected to be impacted by continued volatile raw materials costs, including metals and insulating materials as well as freight and energy costs. Raw material costs, particularly copper and aluminum prices, have been and will likely continue to be volatile. Certain currencies around the world have been and are anticipated to remain volatile, particularly in developing markets located in certain countries in Latin America and Sub-Saharan Africa. Additionally, credit markets in the United States and other regions around the world remain relatively restrictive compared to recent years due to economic conditions and as a result access to capital may be more difficult, as more fully discussed below.

As part of General Cable’s ongoing efforts to reduce total operating costs, the Company continuously evaluates its ability to more efficiently utilize existing manufacturing capacity. Such evaluation includes the costs associated with and benefits to be derived from the combination of existing manufacturing assets into fewer plant locations and the possible outsourcing of certain manufacturing processes. The Company may idle manufacturing facilities in the future from time to time depending on market conditions and expected demand. There were no permanent facility closures during the three months ended April 2, 2010 or April 3, 2009.
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
As more fully discussed below in the Liquidity and Capital Resources section, the Company’s current business environment encompasses credit markets in the United States and in certain other regions around the world that have grown increasingly restrictive in recent years. The Company has access to various credit facilities around the world and believes that it can adequately fund its global working capital requirements through both internal operating cash flow and use of the various credit facilities. Overall, the capital structure changes made in the recent years including the exchange of convertible debt during the fourth quarter of 2009, which effectively extended the maturity of the largest tranche of debt by 20 years, should allow the Company to maintain financial flexibility. The Company anticipates upward pressure on interest rates on certain of its credit facilities outside of North America at the time of renewal in the coming year. Additionally, as a result of the rapid and significant volatility in metal prices, the Company’s working capital requirements are expected to be variable for the foreseeable future.
Acquisitions and Divestitures
General Cable actively seeks to identify key trends in the industry to capitalize on expanding markets and new niche markets or exit declining or non-strategic markets in order to achieve better returns. The Company also sets aggressive performance targets for its business and intends to refocus or divest those activities which fail to meet targets or do not fit long-term strategies. No material acquisitions were made in the three fiscal months ended April 2, 2010 or the year ended December 31, 2009.
Critical Accounting Policies and Estimates
During the three fiscal months ended April 2, 2010, the Company did not change any of its critical accounting policies as disclosed in the Company’s 2009 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 1, 2010 except as it relates to the change in accounting principle of valuing all of its inventories that used the LIFO method to the average cost method as discussed in Notes 2 and 5 to the Company’s Condensed Consolidated Financial statements included in this Form10-Q. The Company applied this change in accounting principle retrospectively to all prior periods presented herein in accordance with ASC250 Accounting Changes and Error Corrections. See Note 2 for information on this change in accounting principle. All other accounting policies used in preparing the Company’s interim fiscal 2010 Condensed Consolidated Financial Statements are the same as those described in the Company’s Form 10-K.
Accounting Standards
In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06 “Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and the activity within Level 3 of the fair value hierarchy. The updated guidance also clarifies existing disclosures regarding the level of disaggregation of assets or liabilities and the valuation techniques and inputs used to measure fair value. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new Level 3 activity disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of this accounting standard had no impact on the Company’s Condensed Consolidated Financial Statements.

Results of Operations
The following table sets forth, for the periods indicated, statement of operations data in millions of dollars and as a percentage of net sales. Percentages may not add due to rounding.

	Three Fiscal Months Ended
	April 2, 2010		April 3, 2009
	Amount	%	Amount	%
Net sales	$1,098.0	100.0%	$1,041.3	100.0%
Cost of sales	960.4	87.5%	969.2	93.1%

Gross profit	137.6	12.5%	72.1	6.9%
Selling, general and administrative expenses	80.3	7.3%	95.0	9.1%

Operating income (loss)	57.3	5.2%	(22.9)	(2.2)%
Other income (expense)	(36.5)	(3.3)%	3.5	0.3%
Interest expense, net	(17.9)	(1.6)%	(21.3)	(2.0)%

Income (loss) before income taxes	2.9	0.3%	(40.7)	(3.9)%
Income tax (provision) benefit	(8.3)	(0.8)%	14.9	1.4%
Equity in net earning of affiliated companies	0.3	—%	0.1	—%

Net loss	(5.1)	(0.5)%	(25.7)	(2.5)%
Less: preferred stock dividends	0.1	—%	0.1	—%
Less: net income attributable to noncontrolling interest	2.6	0.2%	1.4	0.1%

Net loss attributable to Company common shareholders	$(7.8)	(0.7)%	$(27.2)	(2.6)%

Three Fiscal Months Ended April 2, 2010 Compared with Three Fiscal Months Ended April 3, 2009
Net Sales
The following tables set forth net sales, metal-adjusted net sales and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for the first quarter of 2009 have been adjusted to reflect the first quarter of 2010 copper COMEX average price of $3.28 per pound (a $1.71 increase compared to the same period in 2009) and the aluminum rod average price of $1.04 per pound (a $0.38 increase compared to the same period in 2009). Metal-adjusted net sales, a non-GAAP financial measure, is provided herein in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. See previous discussion of metal price volatility in the “Overview” section.

	Net Sales
	Three Fiscal Months Ended
	April 2, 2010		April 3, 2009
	Amount	%	Amount	%
North America	$407.0	37%	$369.2	35%
Europe and North Africa	357.2	33%	370.5	36%
ROW	333.8	30%	301.6	29%

Total net sales	$1,098.0	100%	$1,041.3	100%

	Metal-Adjusted Net Sales
	Three Fiscal Months Ended
	April 2, 2010		April 3, 2009
	Amount	%	Amount	%
North America	$407.0	37%	$468.4	35%
Europe and North Africa	357.2	33%	465.6	34%
ROW	333.8	30%	426.4	31%

Total metal-adjusted net sales	$1,098.0	100%	$1,360.4	100%

Metal adjustment			(319.1)

Total net sales	$1,098.0		$1,041.3

	Metal Pounds Sold
	Three Fiscal Months Ended
	April 2, 2010		April 3, 2009
	Pounds	%	Pounds	%
North America	64.9	31%	82.3	33%
Europe and North Africa	68.9	33%	79.9	32%
ROW	73.6	36%	87.9	35%

Total metal pounds sold	207.4	100%	250.1	100%

Net sales increased $56.7 million to $1,098.0 million in the first quarter of 2010 from $1,041.3 million in the first quarter of 2009. After adjusting first quarter 2009 net sales to reflect the $1.71 increase in the average monthly COMEX prices per pound of copper and the $0.38 increase in the average aluminum rod price per pound, net sales of $1,098.0 million reflect a decrease of $262.4 million or 19%, from the metal adjusted net sales of $1,360.4 million in 2009. Volume, as measured by metal pounds sold decreased 42.7 million pounds or 17% to 207.4 million pounds in the first quarter of 2010 as compared to 250.1 million pounds in the first quarter of 2009. Metal pounds sold is provided herein as the Company believes this metric to be an alternative measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. The decline in sales on a metal adjusted basis is due to decreased volume of $103.3 million and unfavorable selling prices/product mix of approximately $224.4 million, which has been partially offset by favorable foreign currency exchange rate changes on the translation of reported revenues of $56.3 million.
Metal-adjusted net sales in the North America segment decreased $61.4 million, or 13%, principally due to lower sales volume of $32.4 million and unfavorable selling prices/product mix of approximately $50.3 million. These decreases have been partially offset by favorable foreign currency exchange rate changes of $12.3 million, principally related to the Canadian dollar. Volume, as measured by metal pounds sold, decreased by 17.4 million pounds, or 21%, in the first quarter of 2010 compared to the first quarter of 2009 which is primarily attributable to the weak demand for the Company’s electric utility distribution and transmission cables and electrical infrastructure products which has been partially offset by volume improvement in early cycle products, such as cables for maintenance and repairs, original equipment manufacturers and networking applications.
Weakness in the residential and non-residential construction markets in the United States and Canada continued to negatively impact the demand for low-voltage and smaller gauge size cables used in electric power distribution. Recent energy and tax legislation supports the Company’s view that the overall long-term trend in demand for electric utility products remains positive. In the first quarter of 2010, the Company believes that utilities have cut capital investment and maintenance budgets due to weak economic conditions, complexities at the local, state and federal levels which have delayed meaningful progress on many interstate transmission projects, declining demand for electricity and tighter credit conditions. The Company expects that over time, growth rates for electric utility products in North America will be highly variable depending on related product business cycles and the approval and funding cycle times for large utility projects. Demand for alternative energy products as well as products used for energy exploration in the mining, oil, gas, and petrochemical markets, is expected to improve over the long-term partly as a result of volatile energy prices and federal government economic stimulus plans.
Metal-adjusted net sales in the Europe and North Africa segment decreased $108.4 million, or 23%, principally due to lower sales volume of $30.5 million and unfavorable selling prices/product mix of approximately $100.2 million. These decreases have been partially offset by favorable foreign currency exchange rate changes of $22.3 million, primarily due to a stronger euro relative to the dollar. Volume, as measured by metal pounds sold, decreased by 11.0 million pounds, or 14%, in the first quarter of 2010 compared to the first quarter of 2009. The decrease in sales volume is the result of ongoing weak economic conditions in Europe and weakness in demand across a broad spectrum of products, particularly low-voltage cables and building wire products in the Spanish domestic construction markets which have been partially offset to a lesser extent by demand for high-voltage and extra-high-voltage cables to upgrade the electricity grid as well as projects involving submarine energy cables and other alternative energy projects. The Council of the European Union, as part of a broader economic recovery plan, recently earmarked funding for numerous projects in the field of energy which may over time lead to an increase in demand for the Company’s products.
Metal-adjusted net sales in the ROW segment decreased $92.6 million or 22%, principally due to lower sales volume of $40.4 million and unfavorable selling prices/product mix of approximately $73.9 million. These decreases have been partially offset by favorable foreign currency exchange rate changes of $21.7 million, primarily due to the strengthening of certain currencies in Central and South America relative to the dollar. Volume, as measured by metal pounds sold, decreased by 14.3 million pounds, or 16%, in the first quarter of 2010 compared to the first quarter of 2009. Broadly, economic conditions in certain markets in the Company’s ROW segment, particularly in Central and South America, have been negatively impacted by slowing global growth, credit restrictions, investment curtailment and commodity volatility resulting in lower than expected demand for the Company’s construction and electrical infrastructure products. Prospectively, in addition to a broader economic recovery, there are catalysts for growth in Sub-Saharan Africa where investment continues to occur as a result of the 2010 Africa Cup of Nations. Similarly, in Brazil, the government has initiated plans to invest in its infrastructure in preparation for upcoming events such as the 2014 World Cup of Soccer and the 2016 Olympics. Also, in Brazil, other transmission investment projects such as “Lights for All” which is designed to provide power to remote locations throughout the country may over time lead to an increase in demand for the Company’s products. Also, in Venezuela, recent power shortages resulted in the government issuing an emergency plan to be implemented in order to upgrade the electrical infrastructure which over time is expected to result in increased demand for the Company’s medium-voltage electric utility products. However, in the first quarter of 2010, the ongoing energy deficit resulted in an executive order granting a week long national holiday which had a negative impact on economic activity while attempting to reduce power consumption and allowing for maintenance activities to be performed on the country’s main power generation plants which negatively impacted the Company’s operations.
Gross Profit
Gross profit increased to $137.6 million in the first quarter of 2010 from $72.1 million in the first quarter of 2009. Gross profit as a percentage of metal-adjusted net sales for the three fiscal months ended April 2, 2010 increased to 12.5% as compared to the three fiscal months ended April 3, 2009 of 5.3%. The increase in gross profit margin on a metal-adjusted net sales basis is principally the result of the significant and rapid decline in metal prices in the first quarter of 2009, incremental improvements in utilization at certain plants in the Company’s North America and ROW segments, ongoing LEAN initiatives and targeted costs reduction efforts which include, among other actions, a focus on reducing discretionary spending and personnel reductions. The increase in gross profit is reflective of the inverse trending with regard to metal prices in the first quarter of 2010 as compared to the first quarter 2009. In the short-term, during periods of escalating raw material cost inputs, as was the case in the first quarter of 2010, to the extent the Company is able to raise prices in the market to recover the higher current cost of metals, the Company will generally experience a benefit from the sale of its relatively lower value inventory as computed under the weighted average inventory costing method. Conversely, during periods of declining raw material cost inputs, as was the case in the first quarter of 2009, to the extent the Company has to decrease prices in the market due to competitive pressure as the current cost of metals declines, the Company will generally experience downward pressure on its gross profit due to the sale of relatively higher value inventory as computed under the weighted average inventory costing method. As discussed in Note 2 to the Condensed Consolidated Financial Statements, the Company’s change in inventory valuation method from LIFO to weighted average resulted in an increase of cost of sales of approximately $115.4 million in the first quarter of 2009. The table below illustrates the beginning and ending COMEX average copper and aluminum price for the first quarters of 2010 and 2009.

	Three Fiscal Months Ended,
	April 2, 2010		April 3, 2009
	Beginning	Ending	Beginning	Ending
COMEX average price per pound
Copper	$3.03	$3.28	$1.75	$1.57
Aluminum	$0.96	$1.04	$0.87	$0.66
Selling, General and Administrative Expense
Selling, general and administrative expense (“SG&A”) decreased to $80.3 million in the first quarter of 2010 from $95.0 million in the first quarter of 2009. The decrease in SG&A is a result of the Company’s LEAN initiatives, targeted cost reduction efforts and lower commissions/royalties of $0.8 million due to lower sales volume. Cost reductions of $13.9 million include, among other actions, a focus on reducing discretionary spending and personnel reductions. SG&A as a percentage of metal-adjusted net sales was approximately 7.3% and 7.0% for the first quarters of 2010 and 2009, respectively.
Operating Income (Loss)
The following table sets forth operating income (loss) by segment, in millions of dollars.

	Operating Income (Loss)
	Three Fiscal Months Ended,
	April 2, 2010		April 3, 2009
	Amount	%	Amount	%
North America	$30.4	53%	$(17.7)	77%
Europe and North Africa	5.9	10%	(4.1)	18%
ROW	21.0	37%	(1.1)	5%

Total operating income (loss)	$57.3	100%	$(22.9)	100%

The increase in operating income for the North America segment of $48.1 million is attributable to metal price trending in the first quarter of 2010 as compared to the first quarter of 2009 as discussed above, incremental improvements in utilization at certain plants in the Company’s North America segment, lower SG&A of $8.3 million as a result of the Company’s LEAN initiatives and targeted costs reduction efforts which include, among other actions, a focus on reducing discretionary spending and personnel reductions which have more than offset lower volume due to continued softness in demand and weak pricing for electric infrastructure and electric utility products as a result of the weak economy and competitive environment.
The increase in operating income for the Europe and North Africa segment of $10.0 million is attributable to metal price trending in the first quarter of 2010 as compared to the first quarter of 2009 as discussed above as well as lower SG&A of $5.2 million. The increase in operating income has been partially offset by the ongoing weak demand and pricing for residential and low-voltage cable and building wire due to the economic slowdown in the Spanish construction related markets resulting in lower plant utilization. As a result, the Company is taking aggressive action in Spain to lower production further through permanent reduction in manufacturing personnel which has been negotiated collectively with the works council of the various operations in Spain. As a result, the Company expects to incur expenses ranging from $9.0 to $11.0 million over the second and third quarters of 2010.
The increase of operating income for the ROW segment of $22.1 million is attributable to metal price trending in the first quarter of 2010 as compared to the first quarter of 2009 as previously discussed, incremental improvements in utilization at certain plants in the Company’s ROW segment, as well as lower SG&A of $1.0 million. In the first quarters of 2010 and 2009, operations in Venezuela generated operating income of $8.8 million and $7.0 million, respectively, which represents approximately 15% of consolidated operating income in the first quarter of 2010. For additional information on the impact of the currency devaluation and foreign currency transaction losses on Venezuela’s operating results see Other Income/ (Expense) below.
Other Income/ (Expense)
Other expense of $36.5 million in the first quarter of 2010 and other income of $3.5 million in the first quarter of 2009 is comprised primarily of foreign currency transaction gains (losses) that resulted from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated. On January 8, 2010, the Venezuelan government announced the devaluation of its currency (Bolivar) and established a two-tier foreign exchange structure. The official exchange rate for essential goods (food, medicine and other essential goods) was adjusted from 2.15 Bolivars to each US Dollar to 2.60. The official exchange rate for non-essential goods was adjusted from 2.15 Bolivars to each US Dollar to 4.30. General Cable products are classified as non-essential. While the Company expects its imported raw materials, specifically copper, will receive the 2.60 rate of exchange, the Company remeasures the financial statements of its Venezuelan subsidiary at the rate at which the Company expects to remit dividends, which currently is 4.30. The Company has received tentative authorization to import raw materials, specifically copper, at the official exchange rate for essential goods at 2.60. If ongoing efforts by the Company to obtain final approval for the use of this preferential exchange rate are unsuccessful, the use of the parallel rate of exchange for the purchase of copper may result in additional foreign currency transaction losses which may be material. At April 2, 2010, the parallel exchange market valued the Bolivar approximately 60% lower than the official non-essential exchange rate.
Due to the impact of the devaluation of its currency by the Venezuelan government, the Company recorded a pre-tax charge of $29.8 million in the first quarter of 2010 related primarily to the remeasurement of the local balance sheet on the date of the devaluation at the official exchange rate for non-essential goods. Excluding the impact of the remeasurement of the local currency balance sheet as it relates to the devaluation of the Venezuelan Bolivar, other expense of $6.7 million primarily reflects foreign currency transaction losses incurred in the first quarter of 2010 in Venezuela of $7.6 million. Excluding the currency devaluation impact of $29.8 million operating results in Venezuela represent 3.6% of consolidated earnings before interest and taxes.
Interest Expense
Net interest expense decreased from $21.3 million in the first quarter of 2009 to $17.9 million in the first quarter of 2010 primarily as a result of completing the convertible debt exchange offer in the fourth quarter of 2009 due to lower non-cash interest expense related to the amortization of the debt discount as a result of the bifurcation of the Company’s convertible debt instruments as discussed in Note 8 to the Condensed Consolidated Financial Statements.
Tax Provision
The Company’s effective tax rate for the first quarters of 2010 and 2009 was 286% and 36.6%, respectively. Excluding the impact of the Venezuelan Bolivar devaluation for which there is no tax benefit, the Company’s effective tax rate for the first quarter of 2010 was 25.4%, which included a net 5.4% benefit for quarter-discrete changes in unrecognized tax benefits.

Preferred Stock Dividends
The Company accrued and paid $0.1 million in dividends on its preferred stock in the first quarter of 2010 and 2009.
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
Summary of Cash Flows
Operating cash outflow of $18.1 million in the first quarter of 2010 reflects a net working capital use of $74.8 million driven principally by increases in inventories of $113.7 million which were partially offset by increases in accounts payable, accrued and other liabilities of $37.9 million. The increase in inventory is primarily due to the increase in metal prices throughout the quarter and seasonal trends in which inventories are built in anticipation of demand during the spring and summer months when construction activity increases. The Company continues to monitor and adjust its production in order to balance inventory levels in 2010. The increase in accounts payable, accrued and other liabilities was the result of incremental manufacturing activity due to demand for certain early cycle products, higher raw material cost inputs and seasonal demand trends. Partially offsetting this $74.8 million net working capital use of cash in the first quarter was $56.7 million of net cash inflows related to the adjustments to reconcile net loss to net cash flows for operating activities which are discussed by operating segment above.
In Venezuela, government restrictions on the transfer of cash out of the country have limited the Company’s ability to immediately repatriate cash. Approximately 3% and 19% of the consolidated cash balance as of April 2, 2010 and December 31, 2009, respectively, is held in Venezuela. The proportion of operating cash flows attributable to Venezuela in the first quarter of 2010 as compared to total Company operating cash flows has returned to more normal operating levels. The Company expects this trend to continue into the foreseeable future after accounting for the effects of the currency devaluation announced by the government in January of 2010.
Cash flow used by investing activities was $26.1 million in the first three fiscal months of 2010, principally reflecting $19.7 million of capital expenditures. The Company continues to focus its capital program around the world to upgrade equipment, improve efficiency and throughput and enhance productivity primarily in its electric utility and electrical infrastructure cable businesses. The Company anticipates capital spending to be approximately $70.0 million to $80.0 million in 2010.
Financing activities in the first three fiscal months of 2010 generated $11.5 million of cash inflows primarily related to borrowings on various short-term credit facilities in the Company’s Rest of the World segment. See the “Debt and Other Contractual Obligations” section below for details.
Debt and Other Contractual Obligations
The Company’s outstanding debt obligations were $933.2 million as of April 2, 2010, which consisted of $9.1 million of 1.00% Convertible Notes due in 2012 (net of debt discount), $282.3 million of 0.875% Convertible Notes due in 2013 (net of debt discount), $163.1 million of Subordinated Notes due in 2029 (net of debt discount), $200.0 million of 7.125% Senior Notes due in 2017, $125.0 million of Senior Floating Rate Notes due in 2015, $26.3 million drawn on Europe and North Africa credit facilities, $62.3 million of Spanish Term Loans, $40.1 million drawn on ROW credit facilities and $25.0 million of various other short-term loans. See Note 8 to the Condensed Consolidated Financial Statements for additional information regarding the Company’s outstanding debt obligations.

Failure to comply with any of the covenants, financial tests and ratios required by the Company’s existing or future debt obligations could result in a default under those agreements and under other agreements containing cross-default provisions, as defined in the Company’s Amended Credit Facility, 1.0% Senior Convertible Notes, 0.875% convertible notes, Subordinated Convertible Notes, 7.125% senior notes, senior floating rate notes and various other credit facilities maintained by the Company’s restricted subsidiaries. A default would permit lenders to cease to make further extensions of credit, accelerate the maturity of the debt under these agreements and foreclose upon any collateral securing that debt. The lenders under the Company’s Amended Credit Facility have a pledge of all of the capital stock of existing and future U.S. and Canadian subsidiaries. The lenders under the Company’s Amended Credit Facility have a lien on substantially all of the Company’s U.S. and Canadian assets, including existing and future accounts receivable, cash, general intangibles, investment property and real property. The Company also has incurred secured debt in connection with some of its European operations. The lenders under these European secured credit facilities also have liens on assets of certain of our European subsidiaries. As a result of these pledges and liens, if the Company fails to meet its payment or other obligations under any of its secured indebtedness, the lenders under the applicable credit agreement would be entitled to foreclose on substantially all of the Company’s assets and liquidate these assets. Broadly, cross-default provisions would permit lenders to cause such indebtedness to become due prior to its stated maturity in the event a default remains unremedied for a period of time under the terms of one or more financing agreements, a change in control or a fundamental change. As of April 2, 2010 and December 31, 2009, the Company was in compliance with all debt covenants.
The Company’s defined benefit plans at December 31, 2009 were underfunded by $103.4 million. Pension expense for the Company’s defined benefit pension plans for the three fiscal months ended April 2, 2010 was $3.4 million and cash contributions were approximately $1.9 million.
The Company anticipates being able to meet its obligations as they come due based on historical experience and the expected availability of funds under its current credit facilities. The Company’s contractual obligations and commercial commitments as of April 2, 2010 (in millions of dollars) are summarized below.

	Payments Due by Period
		Less than	1 – 3	4 – 5	After 5
	Total	1 Year	Years	Years	Years
Contractual obligations(1):
Total debt (excluding capital leases) (6)	$926.8	$68.9	$65.2	$417.7	$375.0
Convertible debt at maturity(6,7)	340.6	—	1.5	72.7	266.4
Capital leases	6.4	1.0	2.1	2.3	1.0
Interest payments on 7.125% Senior Notes	103.3	14.2	28.5	28.5	32.1
Interest payments on Senior Floating Rate Notes	16.5	3.3	6.6	6.6	—
Interest payments on 0.875% Convertible Notes	12.3	3.1	6.2	3.0	—
Interest payments on 1.00% Senior Convertible Notes	0.3	0.1	0.2	—	—
Interest payments on Subordinated Convertible Notes	289.7	19.3	38.6	38.6	193.2
Interest payments on Spanish term loans	5.8	2.5	2.9	0.4	—
Operating leases(2)	54.5	17.1	17.3	5.7	14.4
Preferred stock dividend payments	1.2	0.3	0.6	0.3	—
Defined benefit pension obligations(3)	12.5	12.5	—	—	—
Postretirement benefits	9.8	1.4	2.4	2.0	4.0
Commodity futures and forward pricing agreements(4)	325.4	299.3	26.1	—	—
Foreign currency contracts(4)	278.0	278.0	—	—	—
Unrecognized tax benefits, including interest and penalties(5)	—	—	—	—	—

Total	$2,383.1	$721.0	$198.2	$577.8	$886.1

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

3)
Defined benefit pension obligations reflect the Company’s estimates of contributions that will be required in 2010 to meet current law minimum funding requirements. Amounts beyond one year have not been provided because they are not determinable.

4)	Information on these items is provided under Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

5)
Unrecognized tax benefits of $91.4 million have not been reflected in the above table due to the inherent uncertainty as to the amount and timing of settlement, which is contingent upon the occurrence of possible future events, such as examinations and determinations by various tax authorities.

6)	Reflects adjustment for ASC No. 470, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion.

7)	Represents the current debt discount on the Company’s 1.00% Senior Convertible Notes, 0.875% Convertible Notes and Subordinated Convertible Notes as a result of adopting ASC No. 470.

Off Balance Sheet Assets and Obligations
As part of the BICC plc acquisition, BICC agreed to indemnify General Cable against environmental liabilities existing at the date of the closing of the purchase of the business. In the sale of the businesses to Pirelli, General Cable generally indemnified Pirelli against any environmental liabilities on the same basis as BICC plc indemnified the Company in the earlier acquisition. However, the indemnity the Company received from BICC plc related to the European business sold to Pirelli terminated upon the sale of those businesses to Pirelli. In addition, General Cable has agreed to indemnify Pirelli against any warranty claims relating to the prior operation of the business. General Cable has also agreed to indemnify Southwire Company against certain liabilities arising out of the operation of the business sold to Southwire prior to its sale. As a part of the 2005 acquisition, SAFRAN SA agreed to indemnify General Cable against certain environmental liabilities existing at the date of the closing of the purchase of Silec. These indemnifications are discussed in more detail at Note 17 to the condensed consolidated financial statements.
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
As of April 2, 2010, the Company had $141.3 million in letters of credit, $180.2 million in various performance bonds and $210.4 million in other guarantees. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self insurance claims, defined benefit plan obligations, contract performance, quality and other various bank and financing guarantees. See Liquidity and Capital Resources for excess availability under the Company’s various credit borrowings.
See the previous section, “Debt and Other Contractual Obligations,” for information on debt-related guarantees.
Environmental Matters
The Company’s expenditures for environmental compliance and remediation amounted to approximately $0.4 million and $2.5 million for the three months ended April 2, 2010 and twelve months ended December 31, 2009, respectively. In addition, certain of General Cable’s subsidiaries have been named as potentially responsible parties in proceedings that involve environmental remediation. The Company has accrued $1.0 million at April 2, 2010 for all environmental liabilities. Environmental matters are described in Item 1, which is incorporated herein by reference. While it is difficult to estimate future environmental liabilities, the Company does not currently anticipate any material adverse effect on results of operations, cash flows or financial position as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs.
Disclosure Regarding Forward-Looking Statements
Certain statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures, understanding of competition, projected sources of cash flow, potential legal liability, proposed legislation and regulatory action, and our management’s beliefs, expectations or opinions, are forward-looking statements, and as such, we desire to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “may,” “anticipate,” “intend,” “estimate,” “project,” “plan,” “assume,” “seek to” or other similar expressions, although not all forward-looking statements contain these identifying words.

Actual results may differ materially from those discussed in forward-looking statements as a result of factors, risks and uncertainties relating to the Company’s operations and business environment over many of which we have no control. These factors include, without limitation, the following: economic and political consequences resulting from terrorist attacks, war and political and social unrest; increased exposure to political and economic developments, crises instability, terrorism, civil strife, expropriation and other risks of doing business in foreign markets, economic consequences arising from natural disasters and other similar catastrophes, such as floods, earthquakes, hurricanes and tsunamis; domestic and local country price competition, particularly in certain segments of the power cable market and other competitive pressures; general economic conditions, particularly those in the construction, energy and information technology sectors; changes in customer or distributor purchasing patterns in our business segments; our ability to increase manufacturing capacity and productivity; the financial impact of any future plant closures; our ability to successfully complete and integrate acquisitions and divestitures and our ability to realize expected cost savings or other perceived benefits of these transactions; our ability to negotiate extensions of labor agreements on acceptable terms and to successfully deal with any labor disputes; our ability to service, and meet all requirements under, our debt, and to maintain adequate domestic and international credit facilities and credit lines; our ability to pay dividends on our preferred stock; our ability to make payments of interest and principal under our existing and future indebtedness and to have sufficient available funds to effect conversions and repurchases from time to time; lowering of one or more debt ratings issued by nationally recognized statistical rating organizations, and the adverse impact such action may have on our ability to raise capital and on our liquidity and financial conditions; the impact of unexpected future judgments or settlements of claims and litigation; our ability to achieve target returns on investments in our defined benefit plans; our ability to avoid limitations on utilization of net losses for income tax purposes; our ability to continue our uncommitted accounts payable confirming arrangement and out accounts receivable financing arrangement for our European operations, the cost and availability of raw materials, including copper, aluminum and petrochemicals; our ability to increase our selling prices during periods of increasing raw material costs; the impact of foreign currency fluctuations, devaluations and changes in interest rates; the impact of technological changes; and other material factors. See Item 1A, “Risk Factors,” in the Company’s 2009 Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and as updated in this Quarterly Report on Form 10-Q for the 2010 fiscal year for a more detailed discussion on some of these risks. We do not undertake and specifically decline any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
General Cable is exposed to various market risks, including changes in interest rates, foreign currency and raw material (commodity) prices. To manage risks associated with the volatility of these natural business exposures, General Cable enters into interest rate, commodity and foreign currency derivative agreements, as well as copper and aluminum forward pricing agreements. General Cable does not purchase or sell derivative instruments for trading purposes. General Cable does not engage in trading activities involving commodity contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques. Depending on the extent of an unrealized loss position on a derivative contract held by the Company, certain counterparties may require a deposit to secure the derivative contract position. As of April 2, 2010, and December 31, 2009 there were no contracts held by the Company that required collateral to secure the Company’s derivative liability positions.
The notional amounts and fair values of these designated cash flow financial instruments at April 2, 2010 and December 31, 2009 are shown below (in millions). The carrying amount of the financial instruments was a net asset of $19.0 million and $17.2 million at April 2, 2010 and December 31, 2009, respectively.

	April 2, 2010		December 31, 2009
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Cash flow hedges:
Interest rate swap	$53.1	$1.8	$60.1	$1.9
Commodity futures	225.2	23.1	195.0	16.0
Foreign currency forward exchange	251.4	(5.9)	274.8	(0.7)

		$19.0		$17.2

Note:
As of April 2, 2010 and December 31, 2009, derivative instruments not designated as cash flow hedges had a notional value of $26.6 million and $29.6 million, respectively, and the carrying amount of the financial instruments was a net liability of $0.4 million and $0.2 million, respectively.

Other Forward Pricing Agreements
In the normal course of business, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At April 2, 2010 and December 31, 2009, General Cable had $74.1 million and $62.2 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At April 2, 2010 and December 31, 2009, the fair value of these arrangements was $79.7 million and $67.7 million, respectively, and General Cable had unrealized gains of $5.6 million and $5.5 million, respectively, related to these transactions. General Cable expects the unrealized gains (losses) under these agreements to be offset as a result of firm sales price commitments with customers.

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
In connection with the preparation of this Quarterly Report on Form 10-Q, as of April 2, 2010, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of April 2, 2010.
Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such item is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). In connection with the preparation of this Quarterly Report on Form 10-Q, as of April 2, 2010, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this process, management concluded that internal control over financial reporting was effective as of April 2, 2010.
Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting, as such item is defined in Exchange Act Rules 13a — 15(f) and 15d — 15(f), during the fiscal quarter ended April 2, 2010, that have materially affected, or are reasonable likely to materially affect the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of the date of this filing, there have been no additional material legal proceedings or material developments in the legal proceedings disclosed in the Company’s 2009 Annual Report on Form 10-K.
ITEM 1A. RISK FACTORS
For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see (i) the risk factors discussion provided under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, (ii) the “Cautionary Statement Regarding Forward-Looking Statements” included in Part I, Item 2 of this Quarterly Report on Form 10-Q and (iii) the additional risk factor set forth below in this Part II, Item 1A of this Quarterly Report on Form 10-Q.

•	As a result of market and industry conditions, we may be required to reduce our recorded inventory values, which would result in charges against income
If we are not able to recover the value of our inventory in a period when replacement costs are lower than the recorded value of the inventory, we would be required to take a charge to recognize an adjustment of our inventory to market value.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The employees of the Company do have the right to surrender to the Company shares in payment of minimum tax obligations upon the vesting of grants of common stock under the Company’s equity compensation plans. During the fiscal quarter ended April 2, 2010, 10,321 shares were surrendered to the Company by employees in payment of minimum tax obligations upon the vesting of nonvested stock under the Company’s equity compensation plans, and the average price paid per share was $27.94.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None during the three fiscal months ended April 2, 2010.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None during the three fiscal months ended April 2, 2010.
ITEM 5. OTHER INFORMATION
None during the three fiscal months ended April 2, 2010.
ITEM 6. EXHIBITS
The following exhibits are filed herewith or incorporated herein by reference. Documents indicated by an asterisk (*) are filed herewith; documents indicated by a double asterisk (**) identify each management contract or compensatory plan. Documents not indicated by an asterisk are incorporated by reference to the document indicated.
a) Exhibits

*12.1	Computation of Ratio of Earnings to Fixed Charges
*15.1	Preferability Letter from Independent Registered Public Accounting Firm
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14
*32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Cable Corporation
Signed: May 12, 2010	By:	/s/ BRIAN J. ROBINSON
Brian J. Robinson
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

12.1	Computation of Ratio of Earnings to Fixed Charges
15.1	Preferability Letter from Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14
32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.