Form 10-Q
period 2010-07-02
GENERAL CABLE CORP /DE/
filed 2010-08-06
CIK 886035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.
Commission file number: 1-12983
GENERAL CABLE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	06-1398235
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4 Tesseneer Drive	41076-9753
Highland Heights, KY	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (859) 572-8000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 30, 2010
Common Stock, $0.01 per value	52,112,855

GENERAL CABLE CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL STATEMENTS

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

	Three Fiscal Months Ended		Six Fiscal Months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
Net sales	$1,208.6	$1,133.1	$2,306.6	$2,174.4

Cost of sales	1,063.9	989.4	2,024.3	1,958.6

Gross profit	144.7	143.7	282.3	215.8

Selling, general and administrative expenses	84.9	81.7	165.2	176.7

Operating income	59.8	62.0	117.1	39.1

Other income (expense)	(3.0)	6.6	(39.5)	10.1

Interest income (expense):
Interest expense	(18.8)	(22.1)	(37.8)	(44.6)
Interest income	1.1	0.6	2.2	1.8

	(17.7)	(21.5)	(35.6)	(42.8)

Income before income taxes	39.1	47.1	42.0	6.4
Income tax (provision) benefit	(14.1)	(13.1)	(22.4)	1.8
Equity in earnings of affiliated companies	0.3	0.2	0.6	0.3

Net income including noncontrolling interest	25.3	34.2	20.2	8.5

Less: preferred stock dividends	0.1	0.1	0.2	0.2
Less: net income attributable to noncontrolling interest	1.4	2.8	4.0	4.2

Net income attributable to Company common shareholders	$23.8	$31.3	$16.0	$4.1

Earnings per share

Earnings per common share-basic	$0.46	$0.60	$0.31	$0.08

Weighted average common shares-basic	52.1	52.0	52.1	51.9

Earnings per common share-assuming dilution	$0.45	$0.59	$0.31	$0.08

Weighted average common shares-assuming dilution	53.1	52.8	53.1	52.8

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	July 2,	December 31,
	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$350.3	$499.4
Receivables, net of allowances of $18.6 million at July 2, 2010 and $21.9 million at December 31, 2009	948.6	903.6
Inventories, net	1,136.5	1,002.4
Deferred income taxes	58.3	52.6
Prepaid expenses and other	74.4	94.7

Total current assets	2,568.1	2,552.7

Property, plant and equipment, net	972.4	1,015.3
Deferred income taxes	19.0	24.1
Goodwill	163.4	157.4
Intangible assets, net	192.0	197.6
Unconsolidated affiliated companies	9.6	10.2
Other non-current assets	52.8	56.8

Total assets	$3,977.3	$4,014.1

Liabilities and Total Equity
Current Liabilities:
Accounts payable	$810.0	$762.5
Accrued liabilities	320.9	361.9
Current portion of long-term debt	111.7	53.0

Total current liabilities	1,242.6	1,177.4

Long-term debt	873.8	869.3
Deferred income taxes	184.3	209.5
Other liabilities	239.0	248.1

Total liabilities	2,539.7	2,504.3

Commitments and Contingencies

Total Equity:
Redeemable convertible preferred stock, at redemption value (liquidation preference of $50.00 per share): July 2, 2010 — 76,202 shares outstanding December 31, 2009 — 76,202 shares outstanding	3.8	3.8
Common stock, $0.01 par value, issued and outstanding shares: July 2, 2010 — 52,112,855 (net of 6,206,847 treasury shares) December 31, 2009 — 52,008,052 (net of 6,187,527 treasury shares)	0.6	0.6
Additional paid-in capital	642.5	637.1
Treasury stock	(73.2)	(72.9)
Retained earnings	822.1	806.1
Accumulated other comprehensive loss	(86.9)	(8.9)

Total Company shareholders’ equity	1,308.9	1,365.8
Noncontrolling interest	128.7	144.0

Total equity	1,437.6	1,509.8

Total liabilities and equity	$3,977.3	$4,014.1

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Six Fiscal Months Ended
	July 2,	July 3,
	2010	2009
Cash flows of operating activities:
Net income including noncontrolling interest	$20.2	$8.5
Adjustments to reconcile net income to net cash flows of operating activities:
Depreciation and amortization	49.3	49.0
Amortization on restricted stock awards	2.1	2.0
Foreign currency exchange (gain) loss	39.7	(10.1)
Deferred income taxes	(20.7)	(34.4)
Excess tax benefits from stock-based compensation	(0.2)	(0.7)
Convertible debt instruments noncash interest charges	9.4	19.4
(Gain) loss on disposal of property	(1.5)	2.6
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in receivables	(89.0)	62.9
(Increase) decrease in inventories	(177.4)	146.1
(Increase) decrease in other assets	(1.6)	0.2
Increase (decrease) in accounts payable, accrued and other liabilities	47.0	(109.2)

Net cash flows of operating activities	(122.7)	136.3

Cash flows of investing activities:
Capital expenditures	(49.8)	(87.1)
Proceeds from properties sold	3.4	0.8
Acquisitions, net of cash acquired	(9.1)	—
Other	(2.2)	1.4

Net cash flows of investing activities	(57.7)	(84.9)

Cash flows of financing activities:
Preferred stock dividends paid	(0.2)	(0.2)
Excess tax benefits from stock-based compensation	0.2	0.7
Proceeds from revolving credit borrowings	11.1	91.4
Repayments of revolving credit borrowings	—	(80.8)
Proceeds (repayments) of other debt	56.1	(40.5)
Dividends paid to non-controlling interest	(3.3)	—
Proceeds from exercise of stock options	0.2	0.4

Net cash flows of financing activities	64.1	(29.0)

Effect of exchange rate changes on cash and cash equivalents	(32.8)	(3.7)

Decrease in cash and cash equivalents	(149.1)	18.7
Cash and cash equivalents — beginning of period	499.4	282.6

Cash and cash equivalents — end of period	$350.3	$301.3

Supplemental Information
Cash paid during the period for:
Income tax payments, net of refunds	$25.1	$(17.2)

Interest paid	$22.5	$23.4

Non-cash investing and financing activities:
Issuance of nonvested shares	$3.4	$3.2

Capital lease obligations for new equipment	$—	$6.9

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
1. Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements of General Cable Corporation and Subsidiaries (“General Cable” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three and six fiscal months ended July 2, 2010 are not necessarily indicative of results that may be expected for the full year. The December 31, 2009 condensed consolidated balance sheet amounts are derived from the audited financial statements, as adjusted for the change in inventory accounting principle as discussed below, but do not include all disclosures herein required by GAAP. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010. The Company’s fiscal quarters consist of 13-week periods ending on the Friday nearest to the end of the calendar months of March, June and September.
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
During the six fiscal months ended July 2, 2010, the Company did not change any of its existing accounting policies with the exception of the following accounting principle, which was adopted and became effective with respect to the Company on January 1, 2010:
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
As a result of the retrospective application of this change in accounting principle, certain amounts in the Company’s three and six months ended July 3, 2009 condensed consolidated statement of operations were adjusted as presented below:

	Three Fiscal Months Ended July 3, 2009
	As Originally
(in millions, except per share data)	Reported	Adjustments	As Adjusted
Cost of sales	$956.4	$33.0	$989.4
Operating income	95.0	(33.0)	62.0
Provision for income taxes	(24.5)	11.4	(13.1)
Net income including noncontrolling interest	55.8	(21.6)	34.2
Net income attributable to Company common shareholders	52.9	(21.6)	31.3
Earnings per common share — basic	1.02	(0.42)	0.60
Earnings per common share — assuming dilution	1.00	(0.41)	0.59

	Six Fiscal Months Ended July 3, 2009
	As Originally
(in millions, except per share data)	Reported	Adjustments	As Adjusted
Cost of sales	$1,810.2	$148.4	$1,958.6
Operating income	187.5	(148.4)	39.1
(Provision) benefit for income taxes	(49.5)	51.3	1.8
Net income including noncontrolling interest	105.6	(97.1)	8.5
Net income attributable to Company common shareholders	101.2	(97.1)	4.1
Earnings per common share — basic	1.95	(1.87)	0.08
Earnings per common share — assuming dilution	1.92	(1.84)	0.08
The Company’s December 31, 2009 consolidated balance sheet was adjusted as presented below:

	Year Ended December 31, 2009
	As Originally
(in millions)	Reported	Adjustments	As Adjusted
Assets
Inventories	$850.3	$152.1	$1,002.4
Deferred income taxes	114.7	(62.1)	52.6
Total assets	3,924.1	90.0	4,014.1

Liabilities and Total Equity
Accrued liabilities	366.6	(4.7)	361.9
Deferred income taxes	208.5	1.0	209.5
Other liabilities	250.0	(1.9)	248.1
Total liabilities	2,509.9	(5.6)	2,504.3
Accumulated other comprehensive loss	(4.8)	(4.1)	(8.9)
Retained earnings	706.4	99.7	806.1
Total liabilities and equity	3,924.1	90.0	4,014.1
The condensed consolidated statement of cash flows for the six months ended July 3, 2009 was adjusted as presented below:

	Six Fiscal Months Ended July 3, 2009
	As Originally
(in millions)	Reported	Adjustments	As Adjusted
Net income including noncontrolling interests	$105.6	$(97.1)	$8.5
Deferred income taxes	16.9	(51.3)	(34.4)
Inventory impairment charges	(14.6)	14.6	—
Decrease in inventories	12.3	133.8	146.1
Net cash flows of operating activities	136.3	—	136.3
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
In May 2010, the FASB issued Accounting Standards Update No. 2010-19 “Foreign Currency (Topic 830) Foreign Currency Issues: Multiple Foreign Currency Exchange Rates” (“ASU 2010-19”). The amendments in this update are effective as of the announcement date of March 18, 2010. The provisions of ASU 2010-19 did not have a material effect on the financial position, results of operations or cash flows of the Company.
The FASB issued Accounting Standards Update 2010-12 (“ASU 2010-12”), which codifies an SEC Staff Announcement relating to accounting for the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act under ASC 740, “Income Taxes.” Management completed its assessment and adoption of ASU 2010-12 in the second quarter of 2010, and determined it has no material impact on the Company.
3. Acquisitions and Divestitures
General Cable actively seeks to identify key global macroeconomic and geopolitical trends in order to capitalize on expanding markets and new niche markets or exit declining or non-strategic markets in order to achieve better returns. The Company also sets aggressive performance targets for its business and intends to refocus or divest those activities which fail to meet targets or do not fit long-term strategies. No material acquisitions or divestitures were completed in the six fiscal months ended July 2, 2010 or the year ended December 31, 2009.
4. Other Income (Expense)
Other income (expense) includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated. During the three and six fiscal months ended July 2, 2010, the Company recorded other expense of $3.0 million and $39.5 million, respectively. During the three and six fiscal months ended July 3, 2009, the Company recorded other income of $6.6 million and $10.1 million, respectively, resulting primarily from foreign currency transaction gains and losses. The change in the six months ended 2010 compared to the six months ended 2009 is primarily the result of the Venezuelan currency devaluation, which is discussed below.
On January 8, 2010, the Venezuelan government announced the devaluation of its currency (Bolivar fuertes, “BsF”) and established a two-tier foreign exchange structure. The official exchange rate for essential goods (food, medicine and other essential goods) was adjusted from 2.15 BsF per U.S. dollar to 2.60 BsF per U.S. dollar. The official exchange rate for non-essential goods was adjusted from 2.15 BsF per U.S. dollar to 4.30 BsF per U.S. dollar. General Cable products are classified as non-essential. The Company remeasures the financial statements of its Venezuelan subsidiary at the rate at which the Company expects to remit dividends, which is 4.30 BsF per U.S dollar.
In the second quarter, the Company was authorized to import copper at the official exchange rate for essential goods of 2.60 BsF per U.S. dollar. For the three and six months ended July 2, 2010, the Company recorded $4.4 million in foreign exchange gains related to transactions completed at the 2.60 BsF per U.S. dollar essential rate. To date, 13.2 million pounds of copper have been approved at the essential rate. The Company purchased 3.1 million pounds of copper in the second quarter at the essential rate and anticipates purchasing up to the remaining 10.1 million pounds over the balance of the year. Copper imports prior to the approval were imported at the parallel rate. For the three and six months ended July 2, 2010, the Company recorded $2.4 million and $10.7 million in foreign exchange losses related to copper imports at the parallel rate.
On June 9, 2010, the Venezuelan government closed down the parallel market thereby declaring it illegal and imposing volume restrictions on each entity’s trading activity. All other imported materials, prior to the shutdown of the parallel market, were completed at the parallel rate or the essential rate based on requests previously on file with the government. The foreign exchange gain (loss) related to the other imported materials at the parallel rate was immaterial for the three and six months ended July 2, 2010.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Due to the impact of the devaluation of its currency by the Venezuelan government, the Company recorded a pre-tax charge of $29.8 million in the first quarter of 2010 related primarily to the remeasurement of the local balance sheet on the date of the devaluation at the official non-essential rate. The functional currency of the Company’s subsidiary in Venezuela is the U.S. dollar. Excluding the impact of the remeasurement of the local currency balance sheet as it relates to the devaluation of the Venezuelan Bolivar, other expense of $3.0 and $9.7 million primarily reflects net foreign currency transaction losses incurred in the three and six months ended July 2, 2010, which includes a $1.5 million gain and $6.1 million loss in Venezuela in those respective periods.
5.	Inventories
Approximately 82% of the Company’s inventories are valued using the average cost method and all remaining inventories are valued using the first-in, first-out (FIFO) method. All inventories are stated at the lower of cost or market value.

	July 2,	December 31,
(in millions)	2010	2009
Raw materials	$191.6	$158.3
Work in process	183.0	154.2
Finished goods	761.9	689.9

Total	$1,136.5	$1,002.4

As of December 31, 2009, inventories have been retrospectively adjusted for the change from the LIFO method of inventory accounting to the average cost method. See Note 2 for information on this change in accounting principle.
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
Property, plant and equipment consisted of the following (in millions):

	July 2,	December 31,
	2010	2009
Land	$103.6	$109.2
Buildings and leasehold improvements	281.4	290.4
Machinery, equipment and office furnishings	928.3	967.2
Construction in progress	89.6	77.1

Total — gross book value	1,402.9	1,443.9
Less accumulated depreciation	(430.5)	(428.6)

Total — net book value	$972.4	$1,015.3

Depreciation expense for the three and six fiscal months ended July 2, 2010 was $19.9 million and $41.0 million, respectively.
Depreciation expense for the three and six fiscal months ended July 3, 2009 was $20.7 million and $40.6 million, respectively.
The Company periodically evaluates the recoverability of the carrying amount of long-lived assets (including property, plant and equipment and intangible assets with determinable lives) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates events or changes in circumstances based mostly on actual historical operating results, but business plans, forecasts, general and industry trends, and anticipated cash flows are also considered. Impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings. The Company also continually evaluates the estimated useful lives of all long-lived assets and, when warranted, revises such estimates based on current events. No material impairment charges occurred during the six fiscal months ended July 2, 2010 and July 3, 2009.

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
The amounts of goodwill and indefinite-lived intangible assets were as follows in millions of dollars:

	Goodwill				Indefinite-lived assets — Trade names
	North	Europe and			North	Europe and
	America	Mediterranean	ROW	Total	America	Mediterranean	ROW	Total
Balance at December 31, 2009	$5.2	$—	$152.2	$157.4	$—	$0.5	$129.3	$129.8
Acquisitions	2.2	—	1.3	3.5	—	—	—	—
Currency translation and other adjustments	—	—	2.5	2.5	—	—	0.7	0.7

Balance at July 2, 2010	$7.4	$—	$156.0	$163.4	$—	$0.5	$130.0	$130.5

The amounts of other intangible assets — customer relationships were as follows in millions of dollars:

	July 2,	December 31,
	2010	2009
Amortized intangible assets:
Customer relationships	$106.4	$106.4
Accumulated amortization	(42.1)	(34.8)
Foreign currency translation adjustment	(2.8)	(3.8)

Amortized intangible assets, net	$61.5	$67.8

Amortized intangible assets are stated at cost less accumulated amortization as of July 2, 2010 and December 31, 2009. Customer relationships have been determined to have a useful life in the range of 3.5 to 10 years and the Company has accelerated the amortization expense to align with the historical customer attrition rates. The amortization of intangible assets for the first six fiscal months of 2010 and 2009 was $7.3 million and $7.9 million, respectively. The estimated amortization expense during the twelve month periods beginning July 2, 2010 through June 30, 2015, based on exchange rates as of July 2, 2010, are $13.0 million, $9.8 million, $9.0 million, $8.2 million, $7.3 million and $14.2 million thereafter.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
8. Long-Term Debt

	July 2,	December 31,
(in millions)	2010	2009
North America
Subordinated Convertible Notes due 2029	$429.5	$429.5
Debt discount on Subordinated Convertible Notes due 2029	(266.1)	(266.6)
1.00% Senior Convertible Notes due 2012	10.6	10.6
Debt discount on 1.00% Senior Convertible Notes due 2012	(1.4)	(1.7)
0.875% Convertible Notes due 2013	355.0	355.0
Debt discount on 0.875% Convertible Notes due 2013	(68.4)	(77.0)
7.125% Senior Notes due 2017	200.0	200.0
Senior Floating Rate Notes	125.0	125.0
Amended Credit Facility	11.1	—
Other	9.1	9.1
Europe and Mediterranean
Spanish Term Loan	55.3	72.5
Credit facilities	20.2	31.4
Uncommitted accounts receivable facilities	—	1.1
Other	14.1	17.1
ROW
Credit facilities	91.5	16.3

Total debt	985.5	922.3
Less current maturities	111.7	53.0

Long-term debt	$873.8	$869.3

At July 2, 2010, maturities of long-term debt during twelve month periods beginning July 2, 2010 through June 30, 2015 are $111.7 million, $38.2 million, $37.9 million, $420.1 million and $2.3 million, respectively, and $375.3 million thereafter. As of July 2, 2010 and December 31, 2009, the Company was in compliance with all debt covenants as discussed below.
On December 15, 2009, the Company completed an offer to exchange $925 principal amount of new subordinated convertible notes due in 2029 for each $1,000 principal amount of the 1.00% Senior Convertible Notes due in 2012 which resulted in the issuance of $429.5 million aggregate principal amount of new Subordinated Convertible Notes due in 2029 in exchange for approximately 97.8% or $464.4 million aggregate principal amount of the 1.00% senior convertible notes due in 2012. An aggregate principal amount of $10.6 million of the 1.00% Senior Convertible Notes due in 2012 remain outstanding after completion of the exchange offer. The exchange was treated as an extinguishment of the 1.00% Senior Convertible Notes due in 2012 and issuance of new subordinated debt due in 2029 for the notes that were tendered. In the fourth quarter of 2009, the Company recorded a non-cash pre-tax loss on debt extinguishment of $7.6 million or approximately $0.10 earnings per share which included the write-off of $4.9 million of unamortized debt issuance costs related to the 1.00% Senior Convertible Notes due in 2012.
The Company’s convertible debt instruments outstanding as of July 2, 2010 and December 31, 2009 are as follows:

	Subordinated Convertible Notes		1.00% Senior Convertible Notes		0.875% Convertible Notes
	July 2,	December 31,	July 2,	December 31,	July 2,	December 31,
(in millions)	2010	2009	2010	2009	2010	2009
Face value	$429.5	$429.5	$10.6	$10.6	$355.0	$355.0
Debt discount	(266.1)	(266.6)	(1.4)	(1.7)	(68.4)	(77.0)
Book value	163.4	162.9	9.2	8.9	286.6	278.0
Maturity date	November 2029		October 2012		November 2013
Stated annual interest rate	4.50% until Nov 2019 2.25% until Nov 2029		1.00% until Oct 2012		0.875% until Nov 2013
Interest payments	Semi-annually:		Semi-annually:		Semi-annually:
	May 15 & November 15		April 15 & October 15		May 15 & November 15
As of July 2, 2010, the fair value of the Company’s Subordinated Notes, 1.00% Senior Convertible Notes and 0.875% Convertible Notes was $410.2 million, $8.4 million and $300.2 million, respectively. The 1.00% Senior Convertible Notes and the 0.875% Convertible Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company’s wholly-owned U.S. and Canadian subsidiaries. For additional information on the convertible notes, refer to the Company’s 2009 Annual Report on Form 10-K.

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
1.00% Senior Convertible Notes
As a result of the aforementioned exchange offer, approximately 97.8% or $464.4 million of the Company’s 1.00% Senior Convertible Notes were validly tendered. After the exchange offer there were $10.6 million of the 1.00% Senior Convertible Notes outstanding. The Company’s 1.00% Senior Convertible Notes were originally issued in September 2007 in the amount of $475.0 million and sold to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). Subsequently, on July 16, 2008, the resale of the notes and the common stock issuable upon conversion of the notes was registered on a Registration Statement on Form S-3. Beginning January 1, 2009, the Company separately accounted for the liability and equity components of the instrument, retrospectively, based on the Company’s nonconvertible debt borrowing rate on the instrument’s issuance date of 7.5%. At issuance, the liability and equity components were $348.2 million and $126.8 million, respectively. At the exchange date of December 15, 2009, the liability and equity components were $389.7 million and $74.7 million, respectively. The equity component (debt discount) on the remaining outstanding notes is being amortized to interest expense based on the effective interest method.
Proceeds from the 1.00% Senior Convertible Notes were used to partially fund the purchase price of $707.6 million related to the Phelps Dodge International Corporation (“PDIC”) acquisition and pay transaction costs of approximately $12.3 million directly related to the note issuance which have been allocated to the liability and equity components in proportion to the allocation of proceeds.
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

	7.125% Senior Notes			Senior Floating Rate Notes
(in millions)	July 2, 2010		Dec 31, 2009	July 2, 2010		Dec 31, 2009
Face value	$200.0		$200.0	$125.0		$125.0
Fair value	196.5		196.0	112.5		111.3
Interest rate	7.125%		7.125%	2.9%		2.7%
Interest payment	Semi-annually: July 1 & Oct 1			3-month LIBOR rate plus 2.375% Quarterly: Jan 1, July 1, Jul 1 & Oct 1
Maturity date	July 2017			July 2015
Guarantee	Jointly and severally guaranteed by the Company’s wholly-owned U.S. and Canadian subsidiaries

Call Option(1)	Beginning Date		Percentage	Beginning Date		Percentage

	April 1, 2012	–	103.563%	April 1, 2009	–	102.0%
	April 1, 2013	–	102.375%	April 1, 2010	–	101.0%
	April 1, 2014	–	101.188%	April 1, 2011	–	100.0%
	April 1, 2015	–	100.000%

(1)	The Company may, at its option, redeem the Notes on or after the following dates and percentages (plus interest due)
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
The Company’s Amended Credit Facility is summarized in the table below:

	Amended credit facility
(in millions)	July 2, 2010	Dec 31, 2009
Outstanding borrowings	$11.1	$—
Undrawn availability	347.6	293.6
Outstanding letters of credit	27.7	28.2
Original issuance	November 2003
Maturity date	July 2012
Spanish Term Loans
The table below provides a summary of the Company’s term loans and corresponding fixed interest rate swaps. The proceeds from the Spanish Term Loans were used to partially fund the acquisition of Enica Biskra and for general working capital purposes. There is no remaining availability under these Spanish Term Loans.

	Spanish Term Loans(1)
(in millions)	July 2, 2010	Dec 31, 2009
Outstanding borrowings	$55.3	$72.5
Interest rate — weighted average(2)	4.0%	4.1%
(1)	The terms of the Spanish Term Loans are as follows:

(in millions)	Original Amount	Issuance Date	Maturity Date	Interest rate	Loan and Interest payable	Interest rate Swap(2)
Term Loan 1	20.0 euros	February 2008	February 2013	Euribor +0.5%	Semi-annual: Aug & Feb	4.2%
Term Loan 2	10.0 euros	April 2008	April 2013	Euribor +0.75%	Semi-annual: April & Oct	4.58%
Term Loan 3	21.0 euros	June 2008	June 2013	Euribor +0.75%	Quarterly: Mar, Jun, Sept & Dec	4.48%
Term Loan 4	15.0 euros	September 2009	August 2014	Euribor +2.0%	Quarterly: Mar, Jun, Sept & Dec	—
					Principal payments: Feb & Aug
(2)
At the issuance date of the respective term loans, the Company entered into fixed interest rate swaps to coincide with the terms and conditions of the term loans that will effectively hedge the variable interest rate with a fixed interest rate.

Europe and Mediterranean Credit Facilities
The Company’s Europe and Mediterranean credit facilities are summarized in the table below:

	Europe and Mediterranean credit facilities
(in millions)	July 2, 2010	Dec 31, 2009
Outstanding borrowings	$20.2	$31.4
Undrawn availability	135.0	147.7
Interest rate — weighted average	5.3%	4.6%
Maturity date	Various

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Europe and Mediterranean Uncommitted Accounts Receivable Facilities
The Company’s Europe and Mediterranean uncommitted accounts receivable facilities are summarized in the table below:

	Uncommitted accounts receivable facilities
(in millions)	July 2, 2010	Dec 31, 2009
Outstanding borrowings	$—	$1.1
Undrawn availability	109.3	125.4
Interest rate — weighted average	—	1.7%
Maturity date	Various
The Spanish Term Loans and certain credit facilities held by the Company’s Spain subsidiary are subject to certain financial ratios of the Company’s European subsidiaries, which includes minimum net equity and net debt to EBITDA (earnings before interest, taxes, depreciation and amortization). At July 2, 2010 and December 31, 2009, the Company was in compliance with all covenants under these facilities.
ROW credit facilities
The Company’s ROW credit facilities are summarized in the table below:

	ROW credit facilities
(in millions)	July 2, 2010	Dec 31, 2009
Outstanding borrowings	$91.5	$16.3
Interest rate — weighted average	2.9%	2.3%
Maturity date	Various
The Company’s ROW credit facilities are short term loans utilized for working capital purposes. Certain credit facilities are subject to financial covenants. The Company has approximately $258.2 million of borrowing availability under the various credit facilities at July 2, 2010. The Company was in compliance with all covenants under these facilities as of July 2, 2010 and December 31, 2009.
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
Cash Flow Hedges
General Cable utilizes interest rate swaps to manage its interest expense exposure by fixing its interest rate on a portion of the Company’s floating rate debt. The Company has entered into interest rate swaps on the Company’s Spanish Term Loans with a notional value of $41.0 million and $51.1 million as of July 2, 2010 and December 31, 2009, respectively. The interest rate swaps were effective beginning in August, September, and October of 2008 as discussed above in Note 8. In addition, the Company has one outstanding interest rate swap with a notional value of $9.0 million which provides for a fixed interest rate of 4.49% maturing in October 2011. The Company does not provide or receive any collateral specifically for this contract. The fair value of interest rate derivatives, which are designated as and qualify as cash flow hedges, are based on quoted market prices, which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments.
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Fair Value of Derivatives Instruments
The notional amounts and fair values of derivatives designated as cash flow hedges and derivatives not designated as cash flow hedges at July 2, 2010 and December 31, 2009 are shown below (in millions).

	July 2, 2010			December 31, 2009
	Notional	Fair Value		Notional	Fair Value
	Amount	Asset (1)	Liability (2)	Amount	Asset (1)	Liability (2)
Derivatives designated as cash flow hedges:
Interest rate swap	$50.0	$—	$2.5	$60.1	$2.5	$0.6
Commodity futures	196.1	4.2	21.0	195.0	25.1	9.1
Foreign currency exchange	226.4	2.5	9.0	274.8	2.7	3.4

		$6.7	$32.5		$30.3	$13.1

Derivatives not designated as cash flow hedges:
Foreign currency exchange	$51.6	$0.4	—	$29.6	$0.1	0.3

		$0.4	$—		$0.1	$0.3

(1)	Balance recorded in “Prepaid expenses and other” and “Other non-current assets”

(2)	Balance recorded in “Accrued liabilities” and “Other liabilities”
Depending on the extent of an unrealized loss position on a derivative contract held by the Company, certain counterparties may require collateral to secure the Company’s derivative contract position. As of July 2, 2010 and December 31, 2009, there were no contracts held by the Company that required collateral to secure the Company’s derivative liability positions.
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

	Three fiscal months ended July 2, 2010
			Ineffective portion and
	Effective Portion	Reclassified from	amount excluded from
	recognized in OCI	Accumulated OCI	effectiveness testing
	Gain / (Loss)	Gain / (Loss)	Gain / (Loss)	Location
Derivatives designated as cash flow hedges:
Interest rate swap	$(4.3)	$(0.1)	$—	Interest Expense
Commodity futures	(39.8)	(6.2)	(0.1)	Costs of Sales
Foreign currency exchange	(0.9)	1.4	0.3	Other income /(expense)

Total	$(45.0)	$(4.9)	$0.2

	Six fiscal months ended July 2, 2010
			Ineffective portion and
	Effective Portion	Reclassified from	amount excluded from
	recognized in OCI	Accumulated OCI	effectiveness testing
	Gain / (Loss)	Gain / (Loss)	Gain / (Loss)	Location
Derivatives designated as cash flow hedges:
Interest rate swap	$(2.6)	$(0.2)	$0.1	Interest Expense
Commodity futures	(16.7)	(13.2)	(0.1)	Costs of Sales
Foreign currency exchange	(6.0)	0.5	(0.5)	Other income /(expense)

Total	$(25.3)	$(12.9)	$(0.5)

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

	Three fiscal months ended July 3, 2009
			Ineffective portion and
	Effective Portion	Reclassified from	amount excluded from
	recognized in OCI	Accumulated OCI	effectiveness testing
	Gain / (Loss)	Gain / (Loss)	Gain / (Loss)	Location
Derivatives designated as cash flow hedges:
Interest rate swap	$0.1	$(0.1)	$—	Interest Expense
Commodity futures	8.1	(5.5)	0.1	Costs of Sales
Foreign currency exchange	8.8	(3.2)	(0.5)	Other income /(expense)

Total	$17.0	$(8.8)	$(0.4)

	Six fiscal months ended July 3, 2009
			Ineffective portion and
	Effective Portion	Reclassified from	amount excluded from
	recognized in OCI	Accumulated OCI	effectiveness testing
	Gain / (Loss)	Gain / (Loss)	Gain / (Loss)	Location
Derivatives designated as cash flow hedges:
Interest rate swap	$2.4	$(0.2)	$(0.1)	Interest Expense
Commodity futures	(23.0)	(42.3)	—	Costs of Sales
Foreign currency exchange	(2.9)	(3.8)	1.1	Other income /(expense)

Total	$(23.5)	$(46.3)	$1.0

For the above derivative instruments that are not designated as cash flow hedges, the unrealized gain or loss on the derivatives is reported in current earnings. For the three and six fiscal months ended July 2, 2010, the Company recorded gains of $0.8 million and $0.4 million, respectively, for derivatives instruments not designated as cash flow hedges in other income/(expense) on the condensed consolidated statements of operations. For the three and six fiscal months ended July 3, 2009, the Company recorded a gain of $0.9 million and a loss of $0.6 million, respectively, for derivatives instruments not designated as cash flow hedges in other income/(expense) on the condensed consolidated statements of operations.
Other Forward Pricing Agreements
In the normal course of business, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At July 2, 2010 and December 31, 2009, General Cable had $104.7 million and $62.2 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At July 2, 2010 and December 31, 2009, the fair value of these arrangements was $99.5 million and $67.7 million, respectively, and General Cable had unrealized loss of $5.2 million and an unrealized gain of $5.5 million, respectively, related to these transactions. General Cable believes the unrealized gains (losses) under these agreements are largely offset as a result of firm sales price commitments with customers.
10. Income Taxes
During the second quarter of 2010, the Company accrued approximately $3.1 million of income tax expense for uncertain tax positions likely to be taken in the current year and for interest and penalties on tax positions taken in prior periods, all of which would have a favorable impact on the effective tax rate, if recognized. The Company recognized a tax benefit of $3.8 million in the second quarter of 2010 due to statute of limitations expirations and the settlement of certain tax exposures.
The Company files income tax returns in numerous tax jurisdictions around the world. Due to uncertainties regarding the timing and outcome of various tax audits, appeals and settlements, it is difficult to reliably estimate the amount of unrecognized tax benefits that could change within the next twelve months. The Company believes it is reasonably possible that approximately $28 million of unrecognized tax benefits could change within the next twelve months due to the resolution of tax audits and statute of limitations expirations.
Tax years that are open for examination and assessment by the United States Internal Revenue Service (“IRS”) are 2006 through 2009. The IRS is currently in the process of examining the Company’s 2007 and 2008 consolidated income tax returns. With limited exceptions, tax years prior to 2005 are no longer open in foreign, state or local tax jurisdictions where the Company has significant operations.

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

	Three Fiscal Months Ended
	July 2, 2010		July 3, 2009
	U.S. Plans	Non-U.S Plans	U.S. Plans	Non-U.S. Plans
Service cost	$0.3	$0.6	$0.4	$0.6
Interest cost	2.1	1.4	2.1	1.2
Expected return on plan assets	(2.5)	(0.5)	(1.9)	(0.4)
Amortization of prior service cost	—	—	0.1	—
Amortization of net loss	1.1	0.2	1.8	0.1

Net pension expense	$1.0	$1.7	$2.5	$1.5

	Six Fiscal Months Ended
	July 2, 2010		July 3, 2009
	U.S. Plans	Non-U.S Plans	U.S. Plans	Non-U.S. Plans
Service cost	$0.7	$1.2	$0.8	$1.2
Interest cost	4.2	2.8	4.1	2.5
Expected return on plan assets	(4.6)	(0.9)	(3.7)	(0.8)
Amortization of prior service cost	—	—	0.3	—
Amortization of net loss	2.4	0.3	3.5	0.2

Net pension expense	$2.7	$3.4	$5.0	$3.1

Defined benefit pension plan cash contributions for the three and six fiscal months ended July 2, 2010 were $1.9 million and $3.8 million, respectively. Defined benefit pension plan cash contributions for the three and six fiscal months ended July 3, 2009 were $1.8 million and $3.6 million, respectively.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Postretirement Benefits Other Than Pensions
General Cable has postretirement benefit plans that provide medical and life insurance for certain retirees and eligible dependants. General Cable funds the plans as claims or insurance premiums are incurred.
Net postretirement benefit expense included the following components (in millions):

	Three Fiscal Months Ended		Six Fiscal Months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009
Service cost	$—	$—	$0.1	$0.1
Interest cost	0.1	0.1	0.2	0.2
Net amortization and deferral	—	0.1	—	0.1

Net postretirement benefit expense	$0.1	$0.2	$0.3	$0.4

Defined Contribution Plans
Expense under both U.S. and non-U.S. defined contribution plans generally equals up to six percent of each eligible employee’s covered compensation based on the location and status of the employee. The net defined contribution plan expense recognized for the three and six fiscal months ended July 2, 2010 was $2.2 million and $4.4 million, respectively. The net defined contribution plan expense recognized for the three and six fiscal months ended July 3, 2009 was $2.2 million and $4.9 million, respectively.
12. Total Equity
General Cable is authorized to issue 200 million shares of common stock and 25 million shares of preferred stock.
Condensed consolidated statements of changes in equity are presented below for the six fiscal months ended July 2, 2010 and July 3, 2009.

		Company common shareholders
							Accumulated
		Preferred	Common	Add’l			Other
		stock	Stock	Paid in	Treasury	Retained	Comprehensive	Noncontrolling
	Total	Amount	Amount	Capital	Stock	Earnings	Income/(Loss)	Interest
Balance, December 31, 2009	$1,509.8	$3.8	$0.6	$637.1	$(72.9)	$806.1	$(8.9)	$144.0
Comprehensive income (loss):
Net income including noncontrolling interest	20.2					16.2		4.0
Foreign currency translation adj.	(63.5)						(47.7)	(15.8)
Unrealized gain (loss) on financial instruments	(30.4)						(30.2)	(0.2)
Comprehensive income (loss)	(73.7)
Preferred stock dividend	(0.2)					(0.2)
Dividends paid to non-controlling interests	(3.3)							(3.3)
Excess tax benefit from stock compensation	0.2			0.2
Other — Issuance pursuant to restricted stock, stock options and other	4.8			5.2	(0.3)		(0.1)

Balance, July 2, 2010	$1,437.6	$3.8	$0.6	$642.5	$(73.2)	$822.1	$(86.9)	$128.7

		Company common shareholders
							Accumulated
		Preferred	Common	Add’l			Other
		stock	Stock	Paid in	Treasury	Retained	Comprehensive	Noncontrolling
	Total	Amount	Amount	Capital	Stock	Earnings	Income/(Loss)	Interest
Balance, December 31, 2008	$1,140.6	$3.8	$0.6	$486.6	$(71.9)	$749.7	$(149.3)	$121.1
Comprehensive income:
Net income including noncontrolling interest	8.5					4.3		4.2
Foreign currency translation adj.	29.3						27.2	2.1
Unrealized gain (loss) on financial instruments	39.0						35.8	3.2
Unrealized investment gain (loss) on def comp	5.8						5.8
Comprehensive income	82.6
Preferred stock dividend	(0.2)					(0.2)
Excess tax benefit from stock compensation	0.7			0.7
Other — Issuance pursuant to restricted stock, stock options and other	8.2			5.7	(1.4)	0.1		3.8

Balance, July 3, 2009	$1,231.9	$3.8	$0.6	$493.0	$(73.3)	$753.9	$(80.5)	$134.4

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
The components of accumulated other comprehensive income (loss) as of July 2, 2010 and December 31, 2009, respectively, consisted of the following (in millions):

	July 2, 2010		December 31, 2009
	Company		Company
	common	Noncontrolling	common	Noncontrolling
	shareholders	interest	shareholders	interest
Foreign currency translation adjustment	$(6.7)	$(11.4)	$41.0	$4.4
Pension adjustments, net of tax	(45.1)	(0.8)	(45.1)	(0.8)
Change in fair value of derivatives, net of tax	(42.6)	—	(12.4)	0.2
Company deferred stock held in rabbi trust, net of tax	7.3	—	7.3	—
Other	0.2	—	0.3	—

Accumulated other comprehensive income (loss)	$(86.9)	$(12.2)	$(8.9)	$3.8

Comprehensive income consists of the following (in millions):

	Three Fiscal Months Ended
	July 2, 2010		July 3, 2009
	Company		Company
	common	Noncontrolling	common	Noncontrolling
	shareholders	interest	shareholders	interest
Net income (1)	$23.9	$1.4	$31.4	$2.8
Currency translation gain (loss)	(42.6)	(1.4)	43.6	1.8
Change in fair value of derivatives, net of tax	(33.9)	(0.9)	11.5	0.6
Company deferred stock held in rabbi trust gain, net of tax	—	—	—	—

Comprehensive income (loss)	$(52.6)	$(0.9)	$86.5	$5.2

(1)	Net income before preferred stock dividend payments.

	Six Fiscal Months Ended
	July 2, 2010		July 3, 2009
	Company		Company
	common	Noncontrolling	common	Noncontrolling
	shareholders	interest	shareholders	interest
Net income (1)	$16.2	$4.0	$4.3	$4.2
Currency translation gain (loss)	(47.7)	(15.8)	27.2	2.1
Change in fair value of derivatives, net of tax	(30.2)	(0.2)	35.8	3.2
Company deferred stock held in rabbi trust gain, net of tax	—	—	5.8	—

Comprehensive income (loss)	$(61.7)	$(12.0)	$73.1	$9.5

(1)	Net income before preferred stock dividend payments.
The Company maintains a deferred compensation plan (“Deferred Compensation Plan”) under the terms and conditions disclosed in the Company’s 2009 Annual Report on Form 10-K. The Company accounts for the Deferred Compensation Plan in accordance with “ASC 710 Compensation — General” as it relates to arrangements where amounts earned are held in a rabbi trust. The market value of mutual fund investments, nonvested and subsequently vested stock and restricted stock in the Rabbi Trust (the “Trust”) was $30.7 million as of July 2, 2010 and $33.6 million as of December 31, 2009. The market value of the assets held by the Trust, exclusive of the market value of the shares of the Company’s nonvested and subsequently vested stock and restricted stock, at July 2, 2010 and December 31, 2009 was $13.4 million and $14.2 million, respectively, and is classified as “other non-current assets” in the condensed consolidated balance sheets. Amounts payable to the plan participants at July 2, 2010 and December 31, 2009, excluding the market value of the shares of the Company’s nonvested and subsequently vested stock and restricted stock, was $15.1 million and $16.0 million, respectively, and is classified as “other liabilities” in the condensed consolidated balance sheets.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
13. Share-Based Compensation
General Cable has various plans which provide for granting options, restricted stock units and common stock to certain employees and independent directors of the Company and its subsidiaries. The Company recognizes compensation expense for share-based payments based on the fair value of the awards at the grant date. The table below summarizes compensation expense for the Company’s non-qualified stock options, non-vested stock awards and performance-based non-vested stock awards based on the fair value method as estimated using the Black-Scholes valuation model for the three and six fiscal months ended July 2, 2010 and July 3, 2009.

	Three Fiscal Months Ended
	July 2, 2010	July 3, 2009
Non-qualified stock option expense	$1.0	$1.3
Non-vested stock awards expense	1.6	1.4

Total pre-tax share-based compensation expense	$2.6	$2.7

Excess tax benefit on share-based compensation	$0.2	$0.9

	Six Fiscal Months Ended
	July 2, 2010	July 3, 2009
Non-qualified stock option expense	$2.1	$2.5
Non-vested stock awards expense	2.9	2.8

Total pre-tax share-based compensation expense	$5.0	$5.3

Excess tax benefit on share-based compensation (1)	$0.2	$0.7

(1)	Cash inflows recognized as financing activities in the condensed consolidated statements of cash flows.
The Company records compensation expense related to non-vested stock awards as a component of selling, general and administrative expense. There have been no material changes in financial condition or statement of operations that would affect the method or the nature of the share-based compensation recorded in the current period or the prior comparative periods.
14. Shipping and Handling Costs
All shipping and handling amounts billed to a customer in a sales transaction are classified as revenue. Shipping and handling costs associated with storage and handling of finished goods and shipments to customers are included in cost of sales and totaled $30.1 million and $20.1 million, respectively, for the three fiscal months ended July 2, 2010 and July 3, 2009 and $55.8 million and $54.5 million, respectively, for the six fiscal months ended July 2, 2010 and July 3, 2009.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
15. Earnings Per Common Share
The Company applied the two-class method of computing basic and diluted earnings per share for the three and six fiscal months ended July 2, 2010 and July 3, 2009. Historically, and for the three and six fiscal months ended July 2, 2010 and July 3, 2009, the Company did not declare, pay or otherwise accrue a dividend payable to the holders of the Company’s common stock or holders of unvested share-based payment awards (restricted stock). A reconciliation of the numerator and denominator of earnings per common share — basic to earnings per common share — assuming dilution is as follows (in millions, except per share data):

	Three Fiscal Months Ended		Six Fiscal Months Ended
	July 2,	July 3,	July 2,	July 3,
(in millions, except per share data)	2010	2009	2010	2009
Earnings per common share — basic:
Net income for basic EPS computation (1)	$23.8	$31.3	$16.0	$4.1

Weighted average shares outstanding for basic EPS computation (2)	52.1	52.0	52.1	51.9

Earnings per common share — basic (3)	$0.46	$0.60	$0.31	$0.08

Earnings per common share — assuming dilution:
Net income attributable to Company common shareholders	$23.8	$31.3	$16.0	$4.1
Add: preferred stock dividends, if applicable	0.1	0.1	0.2	0.2

Net income for diluted EPS computation(1)	$23.9	$31.4	$16.2	$4.3

Weighted average shares outstanding including nonvested shares	52.1	52.0	52.1	51.9
Dilutive effect of convertible bonds	—	—	—	—
Dilutive effect of stock options and restricted stock units	0.6	0.4	0.6	0.5
Dilutive effect of assumed conversion of preferred stock	0.4	0.4	0.4	0.4

Weighted average shares outstanding for diluted EPS computation(2)	53.1	52.8	53.1	52.8

Earnings per common share — assuming dilution	$0.45	$0.59	$0.31	$0.08

(1)	Numerator

(2)	Denominator

(3)	Under the two-class method, Earnings per share — basic reflects undistributed Earnings per share for both common stock and unvested share-based payment awards (restricted stock).
Under ASC No. 260 Earnings per Share and ASC No. 470 Debt and because of the Company’s obligation to settle the par value of the 0.875% Convertible Notes, 1.00% Senior Convertible Notes, and the Subordinated Convertible Notes in cash, the Company is not required to include any shares underlying the 0.875% Convertible Notes, 1.00% Senior Convertible Notes and Subordinated Convertible Notes in its weighted average shares outstanding — assuming dilution until the average stock price per share for the quarter exceeds the $50.36, $83.93, and $36.75 conversion price of the 0.875% Convertible Notes, 1.00% Senior Convertible Notes and the Subordinated Convertible Notes, respectively, and only to the extent of the additional shares that the Company may be required to issue in the event that the Company’s conversion obligation exceeds the principal amount of the 0.875% Convertible Notes, the 1.00% Senior Convertible Notes and the Subordinated Convertible Notes.
Regarding the 0.875% Convertible Notes, the average stock price threshold conditions had not been met as of July 2, 2010. At any such time in the future the threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earnings per share — assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price. In addition, shares underlying the warrants will be included in the weighted average shares outstanding — assuming dilution when the average stock price per share for a quarter exceeds the $76.00 strike price of the warrants, and shares underlying the note hedges, will not be included in the weighted average shares outstanding — assuming dilution because the impact of the shares will always be anti-dilutive.

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
Regarding the 1.00% Senior Convertible Notes, the average stock price threshold conditions had not been met as of July 2, 2010. At any such time in the future that the threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earnings per share — assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price.
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
Regarding the Subordinated Convertible Notes, the average stock price threshold conditions had not been met as of July 2, 2010. At any such time in the future that the threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earnings per share — assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price.
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
16. Segment Information
The Company conducts its operations through three geographic operating segments — North America, Europe and Mediterranean, and Rest of World (ROW), which consists of operations in Latin America, Sub-Saharan Africa, Middle East and Asia Pacific. The Company’s operating segments align with the structure of the Company’s internal management organization. All three segments engage in the development, design, manufacturing, marketing and distribution of copper, aluminum, and fiber optic communication, electric utility and electrical infrastructure wire and cable products. In addition to the above products, the ROW and the Europe and Mediterranean segments develop, design, manufacture, market and distribute construction products and the ROW segment develops, designs, manufactures, markets and distributes rod mill wire and cable products.
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
Where applicable, “Corporate” generally includes corporate activity, eliminations and assets such as: cash, deferred income taxes, certain property, including property held for sale, prepaid expenses and other certain current and non-current assets. Summarized financial information for the Company’s reportable segments for the three and six fiscal months ended July 2, 2010 and July 3, 2009 is as follows:

	Three Fiscal Months Ended		Six Fiscal Months Ended
	July 2,	July 3,	July 3,	July 3,
(in millions)	2010	2009	2010	2009
Net sales:
North America	$447.6	$394.4	$854.6	$763.6
Europe and Mediterranean	367.6	401.6	724.8	772.1
ROW	393.4	337.1	727.2	638.7

Total	$1,208.6	$1,133.1	$2,306.6	$2,174.4

Operating Income:
North America	$28.6	$13.9	$59.0	$(3.8)
Europe and Mediterranean	3.6	20.3	9.5	16.2
ROW	27.6	27.8	48.6	26.7

Total	$59.8	$62.0	$117.1	$39.1

	July 2,
(in millions)	2010	December 31, 2009
Identifiable Assets:
North America	$896.6	$832.3
Europe and Mediterranean	1,365.3	1,520.9
ROW	1,627.7	1,552.6
Corporate	87.7	108.3

Total	$3,977.3	$4,014.1

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
At July 2, 2010 and December 31, 2009, the Company had an accrued liability of approximately $1.0 million for various environmental-related liabilities to the extent costs are known or can be reasonably estimated as its liability. American Premier Underwriters Inc., a former parent of General Cable, agreed to indemnify General Cable against all environmental-related liabilities arising out of General Cable’s or its predecessors’ ownership or operation of the Indiana Steel & Wire Company and Marathon Manufacturing Holdings, Inc. businesses (which were divested by General Cable), without limitation as to time or amount. While it is difficult to estimate future environmental-related liabilities accurately, General Cable does not currently anticipate any material adverse impact on its results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.
As part of the acquisition of the worldwide energy cable and cable systems business of BICC plc, BICC plc agreed to indemnify General Cable against environmental liabilities existing on the purchase closing. The indemnity is for an eight-year period ending in 2007 while General Cable operates the businesses subject to certain sharing of losses (with BICC plc covering 95% of losses in the first three years, 80% in years four and five and 60% in the remaining three years). The indemnity is also subject to the overall indemnity limit of $150 million, which applies to all warranty and indemnity claims in the transaction. In addition, BICC plc assumed responsibility for cleanup of certain specific conditions at several sites operated by General Cable and cleanup is mostly complete at those sites. In the sale of the European businesses to Pirelli in August 2000, the Company generally indemnified Pirelli against any environmental-related liabilities on the same basis as BICC plc indemnified the Company in the earlier acquisition. However, the indemnity the Company received from BICC plc related to the European businesses sold to Pirelli terminated upon the sale of those businesses to Pirelli. At this time, there are no claims outstanding under the general indemnity provided by BICC plc. In addition, the Company generally indemnified Pirelli against other claims relating to the prior operation of the business. Pirelli has asserted claims under this indemnification. The Company is continuing to investigate and defend against these claims and believes that the reserves currently included in the Company’s balance sheet are adequate to cover any obligation it may have.
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
In 2007, the Company acquired the worldwide wire and cable business of Freeport-McMoRan Copper and Gold Inc., which operates as PDIC. As part of this acquisition, the seller agreed to indemnify the Company for certain environmental liabilities existing on the purchase closing date. The seller’s obligation to indemnify the Company for these particular liabilities generally survives four years from the date the parties executed the definitive purchase agreement unless the Company has properly notified the seller before the expiry of the four year period. The seller also made certain representations and warranties related to environmental matters and the acquired business and agreed to indemnify the Company for breaches of those representation and warranties for a period of four years from the closing date. Indemnification claims for breach of representations and warranties are subject to an overall indemnity limit of approximately $105 million, which applies to all warranty and indemnity claims for the transaction.
In addition, Company subsidiaries have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by the Company. As of July 2, 2010, General Cable was a defendant in approximately 578 non-maritime cases and 32,149 maritime cases brought in various jurisdictions throughout the United States. As of July 2, 2010 and December 31, 2009, the Company had accrued, on a gross basis, approximately $4.9 million and $5.1 million, respectively, and had recovered approximately $0.5 million of insurance recoveries for these lawsuits. The Company does not believe that the outcome of the litigation will have a material adverse effect on its condensed consolidated results of operations, financial position or cash flows.
The Company is also involved in various routine legal proceedings and administrative actions. Such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on its results of operations, cash flows or financial position.
In Europe and Mediterranean as it relates to the 2005 purchase of shares of Silec Cable, S.A.S (“Silec”), the Company has pledged to the bank the following: Silec shares, segment assets such as land and buildings and certain General Cable Entities in Spain and Portugal have been designated as guarantors.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
The U.S. Department of Justice, or DOJ, and the European Commission have been conducting antitrust and competition law investigations relating to the cable industry, which the Company believes relate primarily to the submarine and underground high-voltage cables businesses. The Company has not been engaged in the high-voltage submarine cable business. The Company only recently entered the submarine cable business in March 2009 through its German affiliate, Norddeutsche Seekabelwerke GmbH & Co., which was acquired in 2007. The Company has received requests for information from both the DOJ and the European Commission in connection with their investigations and has provided documents to the DOJ and responded to their questions. With regard to the European Commission investigation, which has been addressed to the Company’s Spanish operations, the Company completed its response to a request for information on November 16, 2009. The Company received an additional request for information from the European Commission in early April 2010 and filed its response on May 7, 2010. The Company may receive further requests for information from the DOJ and the European Commission.
General Cable has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. At July 2, 2010, future minimum rental payments required under non-cancelable lease agreement during twelve month periods beginning July 2, 2010 through June 30, 2015 are $11.3 million, $9.4 million, $5.0 million, $5.4 million and $1.3 million, respectively, and $12.0 million thereafter.
As of July 2, 2010, the Company had $153.7 million in letters of credit, $149.0 million in various performance bonds and $221.5 million in other guarantees. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self insurance claims, defined benefit plan obligations, contract performance, assets pledged and quality and other various bank financing guarantees.
18. Unconsolidated Affiliated Companies
Unconsolidated affiliated companies are those in which the Company generally owns less than 50 percent of the outstanding voting shares. The Company does not control these companies and accounts for its investments in them on the equity basis. The unconsolidated affiliated companies primarily manufacture or market wire and cable products in our ROW segment. The Company’s share of the income of these companies is reported in the condensed consolidated statements of operations under “Equity in earnings of affiliated companies.” For the three and six fiscal months ended July 2, 2010, equity in earnings of affiliated companies was $0.3 and $0.6 million, respectively, and for the three and six fiscal months ended July 3, 2009, equity in earnings of affiliated companies was $0.2 and $0.3 million, respectively. The net investment in unconsolidated affiliated companies was $9.6 million and $10.2 million as of July 2, 2010 and December 31, 2009, respectively. As of July 2, 2010, the Company’s ownership percentages were as follows: PDTL Trading Company Ltd. 49%, Colada Continua Chilean, S.A. 41%, Keystone Electric Wire & Cable Co., Ltd. 20% and Thai Copper Rod Company Ltd. 18%.
19. Fair Value Disclosure
ASC820 Fair Value Measurements and Disclosures provides a framework for measuring fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair market values of the Company’s financial instruments are determined based on the fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair values which are as follows:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities that are traded in an active exchange market.
•
Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in millions).

	Fair Value Measurement
	July 2, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Derivative assets	$—	$6.7	$—	$6.7	$—	$30.4	$—	$30.4
Trading securities	13.4	—	—	13.4	14.2	—	—	14.2

Total Assets	$13.4	$6.7	$—	$20.1	$14.2	$30.4	$—	$44.6

Liabilities:
Derivative liabilities	$—	$32.5	$—	$32.5	$—	$13.4	$—	$13.4

Total liabilities	$—	$32.5	$—	$32.5	$—	$13.4	$—	$13.4

At July 2, 2010, there were no financial assets or financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). Similarly, there were no nonfinancial assets or nonfinancial liabilities measured at fair value on a non-recurring basis.
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
Condensed Statements of Operations
Three Fiscal Months Ended July 2, 2010

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$435.2	$773.4	$—	$1,208.6
Intercompany	13.0	—	17.7	(30.7)	—

	13.0	435.2	791.1	(30.7)	1,208.6
Cost of sales	—	377.8	703.8	(17.7)	1,063.9

Gross profit	13.0	57.4	87.3	(13.0)	144.7
Selling, general and administrative expenses	10.3	35.3	52.3	(13.0)	84.9

Operating income	2.7	22.1	35.0	—	59.8
Other expense	—	(2.1)	(0.9)	—	(3.0)
Interest income (expense):
Interest expense	(15.3)	(21.3)	(5.6)	23.4	(18.8)
Interest income	20.8	2.5	1.2	(23.4)	1.1

	5.5	(18.8)	(4.4)	—	(17.7)

Income before income taxes	8.2	1.2	29.7	—	39.1
Income tax provision	(3.1)	(1.7)	(9.3)	—	(14.1)
Equity in net income of subsidiaries	18.8	19.3	(0.1)	(37.7)	0.3

Net income including noncontrolling interest	23.9	18.8	20.3	(37.7)	25.3
Less: preferred stock dividends	0.1	—	—	—	0.1
Less: net income attributable to noncontrolling interest	—	—	1.4	—	1.4

Net income attributable to Company common shareholders	$23.8	$18.8	$18.9	$(37.7)	$23.8

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Condensed Statements of Operations
Six Fiscal Months Ended July 2, 2010

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$833.6	$1,473.0	$—	$2,306.6
Intercompany	25.0	0.3	32.7	(58.0)	—

	25.0	833.9	1,505.7	(58.0)	2,306.6
Cost of sales	—	717.4	1,339.9	(33.0)	2,024.3

Gross profit	25.0	116.5	165.8	(25.0)	282.3
Selling, general and administrative expenses	19.4	70.2	100.6	(25.0)	165.2

Operating income	5.6	46.3	65.2	—	117.1
Other expense	—	(1.9)	(37.6)	—	(39.5)
Interest income (expense):
Interest expense	(30.6)	(42.0)	(11.4)	46.2	(37.8)
Interest income	40.8	5.3	2.3	(46.2)	2.2

	10.2	(36.7)	(9.1)	—	(35.6)

Income before income taxes	15.8	7.7	18.5	—	42.0
Income tax provision	(5.9)	(2.0)	(14.5)	—	(22.4)
Equity in net income of subsidiaries	6.3	0.6	—	(6.3)	0.6

Net income including noncontrolling interest	16.2	6.3	4.0	(6.3)	20.2
Less: preferred stock dividends	0.2	—	—	—	0.2
Less: net income attributable to noncontrolling interest	—	—	4.0	—	4.0

Net income attributable to Company common shareholders	$16.0	$6.3	$—	$(6.3)	$16.0

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Condensed Statements of Operations
Three Fiscal Months Ended July 3, 2009

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$389.8	$743.3	$—	$1,133.1
Intercompany	13.3	0.5	9.3	(23.1)	—

	13.3	390.3	752.6	(23.1)	1,133.1
Cost of sales	—	345.9	652.8	(9.3)	989.4

Gross profit	13.3	44.4	99.8	(13.8)	143.7
Selling, general and administrative expenses	10.6	33.0	51.9	(13.8)	81.7

Operating income	2.7	11.4	47.9	—	62.0
Other income	0.1	1.8	4.7	—	6.6
Interest income (expense):
Interest expense	(17.4)	(16.8)	(10.4)	22.5	(22.1)
Interest income	16.6	5.9	0.6	(22.5)	0.6

	(0.8)	(10.9)	(9.8)	—	(21.5)

Income before income taxes	2.0	2.3	42.8	—	47.1
Income tax provision	(0.7)	(4.0)	(8.4)	—	(13.1)
Equity in net income of subsidiaries	30.1	31.8	0.1	(61.8)	0.2

Net income	31.4	30.1	34.5	(61.8)	34.2
Less: preferred stock dividends	0.1	—	—	—	0.1
Less: net income attributable to noncontrolling interest	—	—	2.8	—	2.8

Net income applicable to Company common shareholders	$31.3	$30.1	$31.7	$(61.8)	$31.3

Condensed Statements of Operations
Six Fiscal Months Ended July 3, 2009

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$752.4	$1,422.0	$—	$2,174.4
Intercompany	27.3	1.1	19.4	(47.8)	—

	27.3	753.5	1,441.4	(47.8)	2,174.4
Cost of sales	—	685.3	1,292.7	(19.4)	1,958.6

Gross profit	27.3	68.2	148.7	(28.4)	215.8
Selling, general and administrative expenses	21.8	76.6	106.7	(28.4)	176.7

Operating income	5.5	(8.4)	42.0	—	39.1
Other income	0.1	1.0	9.0	—	10.1
Interest income (expense):
Interest expense	(34.9)	(34.2)	(20.7)	45.2	(44.6)
Interest income	33.6	11.7	1.7	(45.2)	1.8

	(1.3)	(22.5)	(19.0)	—	(42.8)

Income (loss) before income taxes	4.3	(29.9)	32.0	—	6.4
Income tax (provision) benefit	(1.6)	7.4	(4.0)	—	1.8
Equity in net income of subsidiaries	1.6	24.1	0.2	(25.6)	0.3

Net income	4.3	1.6	28.2	(25.6)	8.5
Less: preferred stock dividends	0.2	—	—	—	0.2
Less: net income attributable to noncontrolling interest	—	—	4.2	—	4.2

Net income applicable to Company common shareholders	$4.1	$1.6	$24.0	$(25.6)	$4.1

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Condensed Balance Sheets
July 2, 2010

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$0.1	$9.5	$340.7	$—	$350.3
Receivables, net of allowances	—	263.3	685.3	—	948.6
Inventories, net	—	399.7	736.8	—	1,136.5
Deferred income taxes	—	20.0	38.3	—	58.3
Prepaid expenses and other	1.9	28.6	43.9	—	74.4

Total current assets	2.0	721.1	1,845.0	—	2,568.1

Property, plant and equipment, net	0.5	193.8	778.1	—	972.4
Deferred income taxes	0.6	(0.3)	18.7	—	19.0
Intercompany accounts	1,145.8	358.8	8.3	(1,512.9)	—
Investment in subsidiaries	1,037.8	1,239.7	—	(2,277.5)	—
Goodwill	—	6.0	157.4	—	163.4
Intangible assets, net	—	0.6	191.4	—	192.0
Unconsolidated affiliated companies	—	3.7	5.9	—	9.6
Other non-current assets	10.9	19.2	22.7	—	52.8

Total assets	$2,197.6	$2,542.6	$3,027.5	$(3,790.4)	$3,977.3

Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$118.1	$691.9	$—	$810.0
Accrued liabilities	(20.6)	120.1	221.4	—	320.9
Current portion of long-term debt	—	—	111.7	—	111.7

Total current liabilities	(20.6)	238.2	1,025.0	—	1,242.6

Long-term debt	793.3	11.1	69.4	—	873.8
Deferred income taxes	103.4	(29.5)	110.4	—	184.3
Intercompany accounts	—	1,154.1	358.8	(1,512.9)	—
Other liabilities	12.6	130.9	95.5	—	239.0

Total liabilities	888.7	1,504.8	1,659.1	(1,512.9)	2,539.7

Total Company shareholders’ equity	1,308.9	1,037.8	1,239.7	(2,277.5)	1,308.9

Noncontrolling interest	—	—	128.7	—	128.7

Total liabilities and equity	$2,197.6	$2,542.6	$3,027.5	$(3,790.4)	$3,977.3

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Condensed Statements of Cash Flows
Six Fiscal Months Ended July 2, 2010

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash flows of operating activities	$28.0	$(119.7)	$(31.0)	$—	$(122.7)

Cash flows of investing activities:
Capital expenditures	—	(7.0)	(42.8)	—	(49.8)
Proceeds from properties sold	—	0.1	3.3	—	3.4
Acquisitions, net of cash acquired	—	(5.8)	(3.3)	—	(9.1)
Other, net	—	(8.4)	6.2	—	(2.2)

Net cash flows of investing activities	—	(21.1)	(36.6)	—	(57.7)

Cash flows of financing activities:
Preferred stock dividends paid	(0.2)	—	—	—	(0.2)
Excess tax benefits from stock-based compensation	0.2	—	—	—	0.2
Intercompany accounts	(50.8)	127.9	(77.1)	—	—
Proceeds from revolving credit borrowings	—	11.1	—	—	11.1
Proceeds (repayments) of other debt	—	(0.1)	56.2	—	56.1
Dividends paid to non-controlling interest	—	—	(3.3)	—	(3.3)
Proceeds from the exercise of stock options	0.2	—	—	—	0.2

Net cash flows of financing activities	(50.6)	138.9	(24.2)	—	64.1
Effect of exchange rate changes on cash and cash equivalents	—	1.2	(34.0)	—	(32.8)

Increase (decrease) in cash and cash equivalents	(22.6)	(0.7)	(125.8)	—	(149.1)
Cash and cash equivalents — beginning of period	22.7	10.2	466.5	—	499.4

Cash and cash equivalents — end of period	$0.1	$9.5	$340.7	$—	$350.3

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Condensed Statements of Cash Flows
Six Fiscal Months Ended July 3, 2009

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash flows of operating activities	$21.9	$(21.4)	$135.8	$—	$136.3

Cash flows of investing activities:
Capital expenditures	—	(15.9)	(71.2)	—	(87.1)
Proceeds from properties sold	—	—	0.8	—	0.8
Intercompany accounts	—	—	—	—	—
Other, net	—	1.4	—	—	1.4

Net cash flows of investing activities	—	(14.5)	(70.4)	—	(84.9)

Cash flows of financing activities:
Preferred stock dividends paid	(0.2)	—	—	—	(0.2)
Excess tax benefits from stock-based compensation	0.7	—	—	—	0.7
Intercompany accounts	(25.0)	4.0	21.0	—	—
Proceeds from revolving credit borrowings	—	91.4	—	—	91.4
Repayments of revolving credit borrowings	—	(80.8)	—	—	(80.8)
Proceeds (repayments) of other debt	—	(2.2)	(38.3)	—	(40.5)
Proceeds from exercise of stock options	0.4	—	—	—	0.4

Net cash flows of financing activities	(24.1)	12.4	(17.3)	—	(29.0)

Effect of exchange rate changes on cash and cash equivalents	—	0.4	(4.1)	—	(3.7)

Increase (decrease) in cash and cash equivalents	(2.2)	(23.1)	44.0	—	18.7
Cash and cash equivalents — beginning of period	2.3	28.1	252.2	—	282.6

Cash and cash equivalents — end of period	$0.1	$5.0	$296.2	$—	$301.3

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
Parent Company transactions include interest, dividend, tax payments and intercompany sales transactions related to administrative costs incurred by the Parent Company which, are billed to Guarantor Subsidiaries on a cost-plus basis. These costs are reported in the Parent’s “Selling, general and administrative expenses” on the Condensed Consolidated Statement of Operations for the respective period(s). All intercompany transactions are presumed to be settled in cash when they occur and are included in operating activities on the statement of cash flows. Non-operating cash flow changes have been classified as financing activities in 2010.
A summary of cash and non-cash transactions of the Parent Company’s intercompany account is provided below for the six fiscal months ended July 2, 2010 and the twelve months ended December 31, 2009:

(in millions)	July 2, 2010	December 31, 2009
Beginning Balance	$1,091.5	$1,037.3
Non-cash transactions
Convertible notes and other debt	—	8.9
Equity based awards	4.8	10.9
Foreign currency and other	(1.3)	19.3
Cash transactions	50.8	15.1

Ending Balance	$1,145.8	$1,091.5

Dividends
There were no cash dividend payments to the Parent Company from the Guarantor Subsidiaries in the six fiscal months ended July 2, 2010 or July 3, 2009.
Parent Company Long-Term Debt
At July 2, 2010 and December 31, 2009, the Parent Company was party to the following long-term financing arrangements:

(in millions)	July 2, 2010	December 31, 2009
Subordinated Convertible Notes due 2029	$429.5	$429.5
Debt discount on Subordinated Convertible Notes due 2029	(266.1)	(266.6)
1.00% Senior Convertible Notes due 2012	10.6	10.6
Debt discount on 1.00% Senior Convertible Notes due 2012	(1.4)	(1.7)
0.875% Convertible Notes due 2013	355.0	355.0
Debt discount on 0.875% Convertible Notes due 2013	(68.4)	(77.0)
7.125% Senior Notes due 2017	200.0	200.0
Senior Floating Rate Notes	125.0	125.0
Other	9.1	8.9

Total Parent Company debt	793.3	783.7
Less current maturities	—	—

Parent Company Long-term debt	$793.3	$783.7

(in millions)	Q2 2011	Q2 2012	Q2 2013	Q2 2014	Q2 2015
Debt maturities twelve month period ending	$—	$—	$10.6	$480.0	$—
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
Effective January 1, 2010, the Company changed its method of valuing all of its inventories that previously used the LIFO method to the average cost method. The Company applied this change in accounting principle retrospectively to all prior periods presented herein in accordance with ASC250 Accounting Changes and Error Corrections. See Note 2 for information on this change in accounting principle.
Overview
General Cable is a global leader in the development, design, manufacture, installation, marketing and distribution of copper, aluminum and fiber optic wire and cable products. The Company’s operations are divided into three reportable segments: North America, Europe and Mediterranean and Rest of World.
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
The following table sets forth net sales and operating income by reportable segment for the periods presented, in millions of dollars:

	Three Fiscal Months Ended				Six Fiscal Months Ended
	July 2, 2010		July 3, 2009		July 2, 2010		July 3, 2009
	Amount	%	Amount	%	Amount	%	Amount	%
Net sales:
North America	$447.6	37%	$394.4	35%	$854.6	37%	$763.6	35%
Europe and Mediterranean	367.6	30%	401.6	35%	724.8	31%	772.1	36%
ROW	393.4	33%	337.1	30%	727.2	32%	638.7	29%

Total net sales	$1,208.6	100%	$1,133.1	100%	$2,306.6	100%	$2,174.4	100%

Operating income (loss):
North America	$28.6	48%	$13.9	22%	$59.0	50%	$(3.8)	(9)%
Europe and Mediterranean	3.6	6%	20.3	33%	9.5	8%	16.2	41%
ROW	27.6	46%	27.8	45%	48.6	42%	26.7	68%

Total operating income	$59.8	100%	$62.0	100%	$117.1	100%	$39.1	100%

General Cable’s reported net sales are directly influenced by the price of copper, and to a lesser extent, aluminum. The price of copper and aluminum as traded on the London Metal Exchange (“LME”) and COMEX has historically been subject to considerable volatility. During the past few years, global copper prices have steadily increased to new average record highs. In the three fiscal months ended June 2, 2010 and June 3, 2009, copper cathode on the COMEX averaged $3.19 and $2.15 per pound, respectively, and the daily price of aluminum rod averaged $1.02 and $0.72 per pound, respectively. In the six fiscal months ended June 2, 2010 and June 3, 2009, copper cathode on the COMEX averaged $3.24 and $1.86 per pound, respectively, and the daily price of aluminum rod averaged $1.03 and $0.69 per pound, respectively. This copper and aluminum price volatility is representative of all reportable segments.

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
Current Business Environment
The wire and cable industry is competitive, mature and cost driven with minimal differentiation for many product offerings among industry participants from a manufacturing or technology standpoint. The Company continues to experience lower demand and pricing across a broad spectrum of the Company’s products as a result of the effects of the global financial crisis and economic downturn which began in late 2007.
In addition to the factors previously mentioned, General Cable is currently being affected by the following macro-level trends:
•	Slow global growth, mixed economic indicators and in many markets, continuing recessionary conditions;
•
Exceptionally weak demand for electric utility products in North America and construction products in Europe, particularly as a result of the ongoing deterioration in the Spanish construction and electrical infrastructure markets;

•	Delays in large-scale infrastructure projects due to difficult financial markets and declining electricity demand in certain markets in the short-term;
•	Weak demand and lower pricing across a broad spectrum of product lines as a result of the challenging economic conditions and heightened competitive environment;
•	Continued political uncertainty and currency volatility in certain developing markets;
•	Worldwide underlying long-term growth trends in electric utility and infrastructure markets;
•	Continuing demand for natural resources, such as oil and gas, and alternative energy initiatives; and
•	Population growth in developing countries with growing middle classes which influence demand for wire and cable.
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

As part of General Cable’s ongoing efforts to reduce total operating costs, the Company continuously evaluates its ability to more efficiently utilize existing manufacturing capacity. Such evaluation includes the costs associated with and benefits to be derived from the combination of existing manufacturing assets into fewer plant locations and the possible outsourcing of certain manufacturing processes. The Company may idle manufacturing facilities in the future from time to time depending on market conditions and expected demand. There were no material permanent facility closures during the six months ended July 2, 2010 or July 3, 2009.
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
Acquisitions and Divestitures
General Cable actively seeks to identify key trends in the industry to capitalize on expanding markets and new niche markets or exit declining or non-strategic markets in order to achieve better returns. The Company also sets aggressive performance targets for its business and intends to refocus or divest those activities which fail to meet targets or do not fit long-term strategies. No material acquisitions or divestitures were made in the six fiscal months ended July 2, 2010 or the year ended December 31, 2009.
Critical Accounting Policies and Estimates
During the three fiscal months ended July 2, 2010, the Company did not change any of its critical accounting policies as disclosed in the Company’s 2009 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 1, 2010 except as it relates to the change in accounting principle of valuing all of its inventories that used the LIFO method to the average cost method as discussed in Notes 2 and 5 to the Company’s Condensed Consolidated Financial statements included in this Form10-Q. The Company applied this change in accounting principle retrospectively to all prior periods presented herein in accordance with ASC250 Accounting Changes and Error Corrections. See Note 2 for information on this change in accounting principle. All other accounting policies used in preparing the Company’s interim fiscal 2010 Condensed Consolidated Financial Statements are the same as those described in the Company’s Form 10-K.
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
In May 2010, the FASB issued Accounting Standards Update No. 2010-19 “Foreign Currency (Topic 830) Foreign Currency Issues: Multiple Foreign Currency Exchange Rates” (“ASU 2010-19”). The amendments in this update are effective as of the announcement date of March 18, 2010. The provisions of ASU 2010-19 did not have a material effect on the financial position, results of operations or cash flows of the Company.

The FASB issued Accounting Standards Update No. 2010-12“Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts” (“ASU 2010-12”), which codifies an SEC Staff Announcement relating to accounting for the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act under ASC 740, “Income Taxes.” Management completed its assessment and adoption of ASU 2010-12 in the second quarter of 2010, and determined it has no material impact on the Company.
Results of Operations
The following table sets forth, for the periods indicated, statement of operations data in millions of dollars and as a percentage of net sales. Percentages may not add due to rounding.

	Three Fiscal Months Ended				Six Fiscal Months Ended
	July 2, 2010		July 3, 2009		July 2, 2010		July 3, 2009
	Amount	%	Amount	%	Amount	%	Amount	%
Net sales	$1,208.6	100.0%	$1,133.1	100.0%	$2,306.6	100.0%	$2,174.4	100.0%
Cost of sales	1,063.9	88.0%	989.4	87.3%	2,024.3	87.8%	1,958.6	90.1%

Gross profit	144.7	12.0%	143.7	12.7%	282.3	12.2%	215.8	9.9%
Selling, general and administrative expenses	84.9	7.0%	81.7	7.2%	165.2	7.2%	176.7	8.1%

Operating income	59.8	4.9%	62.0	5.5%	117.1	5.1%	39.1	1.8%
Other income (expense)	(3.0)	(0.2)%	6.6	0.6%	(39.5)	(1.7)%	10.1	0.5%
Interest expense, net	(17.7)	(1.5)%	(21.5)	(1.9)%	(35.6)	(1.5)%	(42.8)	(2.0)%

Income before income taxes	39.1	3.2%	47.1	4.2%	42.0	1.8%	6.4	0.3%
Income tax (provision) benefit	(14.1)	(1.2)%	(13.1)	(1.2)%	(22.4)	(1.0)%	1.8	0.1%
Equity in net earnings of affiliated companies	0.3	—%	0.2	—%	0.6	—%	0.3	—%

Net income including noncontrolling interest	25.3	2.1%	34.2	3.0%	20.2	0.9%	8.5	0.4%
Less: preferred stock dividends	0.1	—%	0.1	—%	0.2	—%	0.2	—%
Less: net income attributable noncontrolling interest	1.4	0.1%	2.8	0.2%	4.0	0.2%	4.2	0.2%

Net income attributable to Company common shareholders	$23.8	2.0%	$31.3	2.8%	$16.0	0.7%	$4.1	0.2%

Three Fiscal Months Ended July 2, 2010 Compared with Three Fiscal Months Ended July 3, 2009
Net Sales
The following tables set forth net sales, metal-adjusted net sales and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for the second quarter of 2009 have been adjusted to reflect the second quarter of 2010 copper COMEX average price of $3.19 per pound (a $1.04 increase compared to the same period in 2009) and the aluminum rod average price of $1.02 per pound (a $0.30 increase compared to the same period in 2009). Metal-adjusted net sales, a non-GAAP financial measure, is provided herein in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. See previous discussion of metal price volatility in the “Overview” section.

	Net Sales
	Three Fiscal Months Ended
	July 2, 2010		July 3, 2009
	Amount	%	Amount	%
North America	$447.6	37%	$394.4	35%
Europe and Mediterranean	367.6	30%	401.6	35%
ROW	393.4	33%	337.1	30%

Total net sales	$1,208.6	100%	$1,133.1	100%

	Metal-Adjusted Net Sales
	Three Fiscal Months Ended
	July 2, 2010		July 3, 2009
	Amount	%	Amount	%
North America	$447.6	37%	$455.3	35%
Europe and Mediterranean	367.6	30%	453.1	34%
ROW	393.4	33%	410.8	31%

Total metal-adjusted net sales	$1,208.6	100%	$1,319.2	100%

Metal adjustment			(186.1)

Total net sales	$1,208.6		$1,133.1

	Metal Pounds Sold
	Three Fiscal Months Ended
	July 2, 2010		July 3, 2009
	Pounds	%	Pounds	%
North America	73.7	33%	81.2	33%
Europe and Mediterranean	68.7	30%	74.5	31%
ROW	83.1	37%	89.0	36%

Total metal pounds sold	225.5	100%	244.7	100%

Net sales increased $75.5 million to $1,208.6 million in the second quarter of 2010 from $1,133.1 million in the second quarter of 2009. After adjusting the second quarter of 2009 net sales to reflect the $1.04 increase in the average monthly COMEX prices per pound of copper and the $0.30 increase in the average aluminum rod price per pound, net sales of $1,208.6 million reflect a decrease of $110.6 million or 8%, from the metal adjusted net sales of $1,319.2 million in the second quarter of 2009. Volume, as measured by metal pounds sold decreased 19.2 million pounds or 8% to 225.5 million pounds in the second quarter of 2010 as compared to 244.7 million pounds in the second quarter of 2009. Metal pounds sold is provided herein as the Company believes this metric to be a reasonable measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. The decrease in sales on a metal adjusted basis is due to lower volume of $48.5 million, unfavorable selling prices/product mix of approximately $58.8 million, and unfavorable foreign currency exchange rate changes on the translation of reported revenues of $16.3 million. These decreases have been partially offset by $13.0 million of net sales attributable to the results of acquired business.
Metal-adjusted net sales in the North America segment decreased $7.7 million, or 2%, principally due to lower sales volume of $13.8 million and unfavorable selling prices/product mix of approximately $15.4 million. These decreases have been partially offset by favorable foreign currency exchange rate changes of $9.5 million, principally related to the Canadian dollar and $12.0 million of net sales attributable to the results of acquired business. Volume, as measured by metal pounds sold, decreased by 7.5 million pounds, or 9%, in the second quarter of 2010 compared to the second quarter of 2009, which is primarily attributable to the weak demand for the Company’s electric utility distribution and transmission cables and electrical infrastructure products, which has been partially offset by volume improvement in early cycle products, such as cables for maintenance and repairs, original equipment manufacturers and networking applications.
Weakness in the residential and non-residential construction markets in the United States and Canada continued to negatively impact the demand for low-voltage and smaller gauge size cables used in electric power distribution. Recent energy and tax legislation supports the Company’s view that the overall long-term trend in demand for electric utility products remains positive. In the second quarter of 2010, the Company continued to be impacted by utilities that have cut capital investment and maintenance budgets due to weak and uncertain economic conditions, complexities at the local, state and federal levels which have delayed meaningful progress on many interstate transmission projects, declining demand for electricity and tighter credit conditions. The Company expects that over time, growth rates for electric utility products in North America will be highly variable depending on related product business cycles and the approval and funding cycle times for large utility projects. Demand for alternative energy products, as well as products used for energy exploration in the mining, oil, gas, and petrochemical markets, is expected to improve over the long-term partly as a result of volatile energy prices and federal government economic stimulus plans.
Metal-adjusted net sales in the Europe and Mediterranean segment decreased $85.5 million, or 19%, principally due to lower sales volume of $13.0 million, unfavorable selling prices/product mix of approximately $47.8 million and unfavorable foreign currency exchange rate changes of $24.7 million, primarily due to a weaker euro relative to the dollar. Volume, as measured by metal pounds sold, decreased by 5.8 million pounds, or 8%, in the second quarter of 2010 compared to the second quarter of 2009. The decrease in sales volume is the result of ongoing weak economic conditions in Europe and weakness in demand across a broad spectrum of products, particularly low-voltage cables and building wire products in the Spanish domestic construction and electrical infrastructure markets. This decrease has been partially offset to a lesser extent by regional demand for high-voltage and extra-high-voltage cables to upgrade the electricity grid, as well as projects involving submarine energy cables and other alternative energy projects. The Council of the European Union, as part of a broader economic recovery plan, recently earmarked funding for numerous projects in the field of energy which may over time lead to an increase in demand for the Company’s products.

Metal-adjusted net sales in the ROW segment decreased $17.4 million or 4%, principally due to lower sales volume of $21.6 million and unfavorable foreign currency exchange rate changes of $1.1 million. These decreases have been partially offset by favorable selling prices/product mix of approximately $4.3 million. Volume, as measured by metal pounds sold, decreased by 5.9 million pounds, or 7%, in the second quarter of 2010 compared to the second quarter of 2009. The decrease in volume was primarily attributable to further delays in major grid expansion projects in Brazil in the second quarter of 2010. These projects have been approved by the Brazilian government and are expected to ship in the latter part of 2010 as well as 2011 and 2012. Volume also decreased in the second quarter of 2010 from the second quarter of 2009 due to the challenges faced in Venezuela as the country continues to cope with complex foreign currency exchange regulations which have caused disruptions in the electrical and construction projects across the country. The decrease in demand has been partially offset by strong demand for low-voltage distribution cable in Brazil related to its “Lights for All” program and for cable related to the mining projects in Zambia.
Prospectively, in Brazil, the government has initiated plans to invest in its infrastructure in preparation for upcoming events such as the 2014 World Cup of Soccer and the 2016 Olympics. Also, in Brazil, investment projects such as “Lights for All” which is designed to provide power to remote locations throughout the country will continue and may over time lead to an increase in demand for the Company’s products. In Venezuela, recent power shortages and a lack of generation capacity may result in an increase demand for the Company’s medium-voltage electric utility products.
Gross Profit
Gross profit increased to $144.7 million in the second quarter of 2010 from $143.7 million in the second quarter of 2009. Gross profit as a percentage of metal-adjusted net sales for the three fiscal months ended July 2, 2010 increased to 12.0% as compared to the three fiscal months ended July 3, 2009 of 10.9%. In the second quarter of 2010, the Company recorded $11.1 million in charges related to the substantial completion of negotiation with the works councils of various operations in Spain to permanently reduce manufacturing personnel. This charge has been more than offset by the current year benefit of ongoing LEAN initiatives and targeted costs reduction efforts made in the prior year which include, among other actions, a focus on reducing discretionary spending and personnel reductions. Additionally, the Company benefited from the relatively higher average market price of metals in the second quarter of 2010 as compared to the second quarter of 2009.
Selling, General and Administrative Expense
Selling, general and administrative expense (“SG&A”) increased to $84.9 million in the second quarter of 2010 from $81.7 million in the second quarter of 2009. The increase in SG&A is primarily a result of unfavorable adjustments to research and development credits in France of $3.1 million in the second quarter of 2010. SG&A as a percentage of metal-adjusted net sales was approximately 7.0% and 6.2% for the second quarter of 2010 and 2009, respectively.
Operating Income
The following table sets forth operating income by segment, in millions of dollars.

	Operating Income
	Three Fiscal Months Ended
	July 2, 2010		July 3, 2009
	Amount	%	Amount	%
North America	$28.6	48%	$13.9	22%
Europe and Mediterranean	3.6	6%	20.3	33%
ROW	27.6	46%	27.8	45%

Total operating income	$59.8	100%	$62.0	100%

The increase in operating income for the North America segment was $14.7 million. The impact of the overall volume decrease due to continued weak demand for electric infrastructure and electric utility products as a result of the weak economy and competitive environment was more than offset by the benefit of targeted costs reduction efforts in the prior year which included, among other actions, a focus on reducing discretionary spending and personnel reductions. Additionally, the Company benefited from the relatively higher average market price of metals in the second quarter of 2010 as compared to the second quarter of 2009.

The decrease in operating income for the Europe and Mediterranean segment of $16.7 million is attributable to the ongoing weak demand and pricing for residential and low-voltage cable and building wire due to the economic slowdown in the Spanish construction and electrical infrastructure related markets resulting in low plant utilization. As a result, the Company substantially completed negotiations with the works councils of the various operations primarily in Spain to permanently reduce manufacturing personnel in the second quarter which resulted in a charge of $11.1 million. Also, the Company incurred a $3.1 million expense primarily related to adjustments to expected research and development credits in France.
The operating income for the ROW segment remained relatively flat in the second quarter of 2010 as compared to 2009. Lower overall demand, further delays in major grid expansion in Brazil, challenges faced in Venezuela which caused disruptions in the electrical and construction projects across the country and unfavorable foreign currency exchange rate changes on operating income of $7.1 million were offset by the benefit of cost reduction efforts in the prior year. In the second quarters of 2010 and 2009, operations in Venezuela generated operating income of $10.1 million and $16.6 million, respectively, which represents approximately 17% and 27% of consolidated operating income in the second quarter of 2010 and 2009, respectively. For additional information on the impact of the currency devaluation and foreign currency transaction losses on Venezuela’s operating results see Other Income (Expense) below.
Other Income (Expense)
Other income (expense) includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated. Other expense of $3.0 million and other income of $6.6 million, respectively, for the second quarters of 2010 and 2009 is comprised primarily of foreign currency transaction gains (losses) that resulted from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated.
On January 8, 2010, the Venezuelan government announced the devaluation of its currency, BsF, and established a two-tier foreign exchange structure. The official exchange rate for essential goods (food, medicine and other essential goods) was adjusted from 2.15 BsF per U.S. dollar to 2.60 BsF per U.S. dollar. The official exchange rate for non-essential goods was adjusted from 2.15 BsF per U.S. dollar to 4.30 BsF per U.S. dollar. General Cable products are classified as non-essential. The Company remeasures the financial statements of its Venezuelan subsidiary at the rate at which the Company expects to remit dividends, which is 4.30 BsF per U.S dollar.
In the second quarter, the Company was authorized to import copper at the official exchange rate for essential goods of 2.60 BsF per U.S. dollar. For the three months ended July 2, 2010, the Company recorded $4.4 million in foreign exchange gains related to transactions completed at the 2.60 BsF per U.S. dollar essential rate. To date, 13.2 million pounds of copper have been approved at the essential rate. The Company purchased 3.1 million pounds of copper in the second quarter at the essential rate and anticipates purchasing up to the remaining 10.1 million pounds over the balance of the year. Copper imports prior to the approval were imported at the parallel rate. For the three months ended July 2, 2010, the Company recorded $2.4 million in foreign exchange losses related to copper imports at the parallel rate.
On June 9, 2010, the Venezuelan government closed down the parallel market thereby declaring it illegal and imposing volume restrictions on each entity’s trading activity through a newly regulated system, the Sistema de Transacciones con Titulos en Moneda Extranjera (“SITME”). SITME provides entities with another legal alternative to obtaining foreign currency through the Commission for the Administration of Foreign Exchange (“CADIVI”). Currently, the Company is not using the SITME system to make purchases as all non copper materials are purchased domestically. All other imported materials, prior to the shut down of the parallel market, were completed at the parallel rate or the essential rate based on requests previously on file with the Venezuelan government. The foreign exchange gain (loss) related to the other imported materials at the parallel rate was immaterial for the three months ended July 2, 2010. Other expense of $3.0 million includes a $1.5 million foreign exchange gain in Venezuela.
Interest Expense
Net interest expense decreased from $21.5 million in the second quarter of 2009 to $17.7 million in the second quarter of 2010 primarily as a result of completing the convertible debt exchange offer in the fourth quarter of 2009. The interest expense related to amortization of the debt discount as a result of the bifurcation of the Company’s convertible debt instruments resulted in lower non-cash interest expense as discussed in Note 8 to the Condensed Consolidated Financial Statements.
Tax Provision
The Company’s effective tax rate for the second quarters of 2010 and 2009 was 36.1% and 27.8%, respectively. This increase is primarily due to the negative impact of non-deductible items such as the French research and development credit adjustments and the tax impact of the foreign currency exchange control regulations in Venezuela.

Preferred Stock Dividends
The Company accrued and paid $0.1 million in dividends on its preferred stock in the second quarter of 2010 and 2009.
Six Fiscal Months Ended July 2, 2010 Compared with Six Fiscal Months Ended July 3, 2009
Net Sales
The following tables set forth net sales, metal-adjusted net sales and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for the first six fiscal months of 2009 have been adjusted to reflect the first six fiscal months of 2010 copper COMEX average price of $3.24 per pound (a $1.38 increase compared to the same period in 2009) and the aluminum rod average price of $1.03 per pound (a $0.34 increase compared to the same period in 2009). Metal-adjusted net sales, a non-GAAP financial measure, is provided herein in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. See previous discussion of metal price volatility in the “Overview” section.

	Net Sales
	Six Fiscal Months Ended
	July 2, 2010		July 3, 2009
	Amount	%	Amount	%
North America	$854.6	37%	$763.6	35%
Europe and Mediterranean	724.8	31%	772.1	36%
ROW	727.2	32%	638.7	29%

Total net sales	$2,306.6	100%	$2,174.4	100%

	Metal-Adjusted Net Sales
	Six Fiscal Months Ended
	July 2, 2010		July 3, 2009
	Amount	%	Amount	%
North America	$854.6	37%	$923.7	35%
Europe and Mediterranean	724.8	31%	918.7	34%
ROW	727.2	32%	837.2	31%

Total metal-adjusted net sales	$2,306.6	100%	$2,679.6	100%

Metal adjustment			(505.2)

Total net sales	$2,306.6		$2,174.4

	Metal Pounds Sold
	Six Fiscal Months Ended
	July 2, 2010		July 3, 2009
	Pounds	%	Pounds	%
North America	138.6	32%	163.5	33%
Europe and Mediterranean	137.6	32%	154.4	31%
ROW	156.7	36%	176.9	36%

Total metal pounds sold	432.9	100%	494.8	100%

Net sales increased $132.2 million to $2,306.6 million in the first six fiscal months of 2010 from $2,174.4 million in the first six fiscal months 2009. After adjusting the first six fiscal months 2009 net sales to reflect the $1.38 increase in the average monthly COMEX prices per pound of copper and the $0.34 increase in the average aluminum rod price per pound, net sales of $2,306.6 million reflect a decrease of $373.0 million or 14%, from the metal adjusted net sales of $2,679.6 million in 2009. Volume, as measured by metal pounds sold, decreased 61.9 million pounds or 13% to 432.9 million pounds in the first six fiscal months of 2010 as compared to 494.8 million pounds in the first six fiscal months of 2009. Metal pounds sold is provided herein as the Company believes this metric to be a reasonable measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. The decrease in sales on a metal adjusted basis is due to lower volume of $150.7 million and unfavorable selling prices/product mix of approximately $286.2 million, which has been partially offset by favorable foreign currency exchange rate changes on the translation of reported revenues of $41.9 million and net sales of $22.0 million attributable to the results of acquired businesses.

Metal-adjusted net sales in the North America segment decreased $69.1 million, or 7%, principally due to lower sales volume of $45.8 million and unfavorable selling prices/product mix of approximately $66.1 million. These decreases have been partially offset by favorable foreign currency exchange rate changes of $21.8 million, principally related to the Canadian dollar and $21.0 million of net sales attributable to the results of acquired business. Volume, as measured by metal pounds sold, decreased by 24.9 million pounds, or 15%, in the first six fiscal months of 2010 compared to the first six fiscal months of 2009, which is primarily attributable to the weak demand for the Company’s electric utility distribution and transmission cables and electrical infrastructure products, which has been partially offset by volume improvement in early cycle products, such as cables for maintenance and repairs, original equipment manufacturers and networking applications, as well as the re-emergence of seasonable demand patterns in the first six months of 2010.
Weakness in the residential and non-residential construction markets in the United States and Canada continued to negatively impact the demand for low-voltage and smaller gauge size cables used in electric power distribution. Recent energy and tax legislation supports the Company’s view that the overall long-term trend in demand for electric utility products remains positive. In the first six fiscal months of 2010, the Company continued to be impacted by utilities that have cut capital investment and maintenance budgets due to weak economic conditions, complexities at the local, state and federal levels which have delayed meaningful progress on many interstate transmission projects, declining demand for electricity and tighter credit conditions. The Company expects that over time, growth rates for electric utility products in North America will be highly variable depending on related product business cycles and the approval and funding cycle times for large utility projects. Demand for alternative energy products as well as products used for energy exploration in the mining, oil, gas, and petrochemical markets, is expected to improve over the long-term partly as a result of volatile energy prices and federal government economic stimulus plans.
Metal-adjusted net sales in the Europe and Mediterranean segment decreased $193.9 million, or 21%, principally due to lower sales volume of $43.2 million, unfavorable selling prices/product mix of approximately $149.2 million and unfavorable foreign currency exchange rate changes of $1.5 million. Volume, as measured by metal pounds sold, decreased by 16.8 million pounds, or 11%, in the first six fiscal months of 2010 compared to the first six fiscal months of 2009. The decrease in sales volume is the result of ongoing weak economic conditions in Europe and weakness in demand across a broad spectrum of products, particularly low-voltage cables and building wire products in the Spanish domestic construction and electrical infrastructure markets which have been partially offset to a lesser extent by regional demand for high-voltage and extra-high-voltage cables to upgrade the electricity grid as well as projects involving submarine energy cables and other alternative energy projects. The Council of the European Union, as part of a broader economic recovery plan, recently earmarked funding for numerous projects in the field of energy which may over time lead to an increase in demand for the Company’s products.
Metal-adjusted net sales in the ROW segment decreased $110.0 million or 13%, principally due to lower sales volume of $61.7 million and unfavorable selling prices/product mix of approximately $70.9 million. These decreases have been partially offset by favorable foreign currency exchange rate changes of $21.6 million, primarily due to the strengthening of certain currencies in Central and South America relative to the dollar. Volume, as measured by metal pounds sold, decreased by 20.2 million pounds, or 11%, in the first six fiscal months of 2010 compared to the first six fiscal months of 2009. The decrease in volume was attributable to further delays in major grid expansion projects in Brazil. These projects have been approved by the Brazilian government and are expected to ship in the latter part of 2010 as well as 2011 and 2012. Volume also decreased in the six months ended July 2, 2010 from the six months ended July 3, 2009 due to the challenges faced in Venezuela as the country continues to cope with complex exchange regulations which has caused disruptions in the electrical and constructions projects across the country. The decrease in demand has been partially offset by increased strong demand for low-voltage distribution cable in Brazil related to its “Lights for All” program and for cable related to mining projects in Zambia.
Prospectively, in Brazil, the government has initiated plans to invest in its infrastructure in preparation for upcoming events such as the 2014 World Cup of Soccer and the 2016 Olympics. Also, in Brazil, other investment projects such as “Lights for All” which is designed to provide power to remote locations throughout the country may over time lead to an increase in demand for the Company’s products. In Venezuela, recent power shortages and a lack of generation capacity is expected to result in increased demand for the Company’s medium-voltage electric utility products.
Gross Profit
Gross profit increased to $282.3 million in the first six fiscal months of 2010 from $215.8 million in the first six fiscal months of 2009. Gross profit as a percentage of metal-adjusted net sales for the six fiscal months ended July 2, 2010 increased to 12.2% as compared to the six fiscal months ended July 3, 2009 of 8.1%. In the first six fiscal months of 2010, the Company recorded $15.0 million in charges related to the substantial completion of negotiation with the works councils of various operations in Spain to permanently reduce manufacturing personnel. This charge has been more than offset by the current year benefit of ongoing LEAN initiatives and targeted costs reduction efforts made in the prior year which include, among other actions, a focus on reducing discretionary spending and personnel reductions. Additionally, the Company benefited from the relatively higher average market price of metals in the first six fiscal months of 2010 as compared to the first six fiscal months of 2009.

Selling, General and Administrative Expense
SG&A decreased to $165.2 million in the first six fiscal months of 2010 from $176.7 million in the first six fiscal months of 2009. The decrease of $11.5 million in SG&A is primarily a result of the Company’s LEAN initiatives and targeted cost reduction efforts including, among other actions, lower commissions/royalties due to lower sales volume, a focus on reducing discretionary spending and personnel reductions. The cost reduction more than offset unfavorable adjustments to research and development tax credits in France of $3.1 million. SG&A as a percentage of metal-adjusted net sales was approximately 7.2% and 6.6% for the first six fiscal months of 2010 and 2009, respectively.
Operating Income (Loss)
The following table sets forth operating income (loss) by segment, in millions of dollars.

	Operating Income (loss)
	Six Fiscal Months Ended
	July 2, 2010		July 3, 2009
	Amount	%	Amount	%
North America	$59.0	50%	$(3.8)	(9)%
Europe and Mediterranean	9.5	8%	16.2	41%
ROW	48.6	42%	26.7	68%

Total operating income (loss)	$117.1	100%	$39.1	100%

The increase in operating income for the North America segment of $62.8 million is attributable to metal price trending upward in the first six fiscal months of 2010 as compared to the first six fiscal months of 2009 as discussed above and lower SG&A of $11.0 million as a result of the Company’s LEAN initiatives and targeted costs reduction efforts which include, among other actions, a focus on reducing discretionary spending and personnel reductions partially offset by lower volume due to continued weak demand and weak pricing for electric infrastructure and electric utility products as a result of the weak economy and competitive environment.
The decrease in operating income for the Europe and Mediterranean segment of $6.7 million is attributable to the ongoing weak demand and pricing for residential and low-voltage cable and building wire due to the economic slowdown in the Spanish construction and electrical infrastructure related markets, thus has resulted in lower plant utilization. As a result, the Company completed negotiations with the works councils of the various operations in Spain to permanently reduce manufacturing personnel which resulted in a charge of $15.0 million. Also, France incurred $3.1 million expense primarily due to unfavorable adjustments to research and development tax credits. The decrease in operating income has been partially offset by metal price trending, a reduction in discretionary spending and personnel reductions in the first six fiscal months of 2010 as compared to the first six fiscal months of 2009, as discussed above.
The increase of operating income for the ROW segment of $21.9 million is primarily attributable to metal price trending upward in the first six fiscal months of 2010 as compared to the first six fiscal months of 2009 as previously discussed and the Company’s LEAN initiatives and targeted costs reduction efforts which included, among other actions, a focus on reducing discretionary spending and personnel reductions offset by lower overall demand and unfavorable foreign currency exchange rate changes on operating income of $9.4 million. In the first six fiscal months of 2010 and 2009, operations in Venezuela generated operating income of $18.9 million and $23.6 million, respectively, which represents approximately 16% and 60% of consolidated operating income in the first six fiscal months of 2010 and 2009, respectively. For additional information on the impact of the currency devaluation and foreign currency transaction losses on Venezuela’s operating results see Other Income (Expense) below.
Other Income (Expense)
Other income (expense) includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated. During the six fiscal months ended July 2, 2010 and July 3, 2009 the Company recorded other expense of $39.5 million and other income of $10.1 million, respectively, resulting primarily from foreign currency transaction gains and losses. The change in the six months ended 2010 compared to the six months ended 2009 is primarily the result of the Venezuelan currency devaluation, which is discussed below.

On January 8, 2010, the Venezuelan government announced the devaluation of its currency, BsF, and established a two-tier foreign exchange structure. The official exchange rate for essential goods (food, medicine and other essential goods) was adjusted from 2.15 BsF per U.S. dollar to 2.60 BsF per U.S. dollar. The official exchange rate for non-essential goods was adjusted from 2.15 BsF per U.S. dollar to 4.30 BsF per U.S. dollar. General Cable products are classified as non-essential. The Company remeasures the financial statements of its Venezuelan subsidiary at the rate at which the Company expects to remit dividends, which is 4.30 BsF per U.S dollar.
In the second quarter, the Company was authorized to import copper at the official exchange rate for essential goods of 2.60 BsF per U.S. dollar. For the six months ended July 2, 2010, the Company recorded $4.4 million in foreign exchange gains related to transactions completed at the 2.60 BsF per U.S. dollar essential rate. To date, 13.2 million pounds of copper have been approved at the essential rate. The Company purchased 3.1 million pounds of copper in the second quarter at the essential rate and anticipates purchasing up to the remaining 10.1 million pounds over the balance of the year. Copper imports prior to the approval were imported at the parallel rate. For the six months ended July 2, 2010, the Company recorded $10.7 million in foreign exchange losses related to copper imports at the parallel rate.
On June 9, 2010, the Venezuelan government closed down the parallel market thereby declaring it illegal and imposing volume restrictions on each entity’s trading activity through a newly regulated system, the Sistema de Transacciones con Titulos en Moneda Extranjera (“SITME”). SITME provides entities with another legal alternative obtaining foreign currency through Commission for the Administration of Foreign Exchange (“CADIVI”). Currently, the Company is not using the SITME system to make purchases as all non copper materials are purchased domestically. All other imported materials, prior to the shut down of the parallel market, were completed at the parallel rate or the essential rate based on requests previously on file with the Venezuelan government. The foreign exchange gain (loss) related to the other imported materials at the parallel rate was immaterial for the six months ended July 2, 2010.
Due to the impact of the devaluation of its currency by the Venezuelan government, the Company recorded a pre-tax charge of $29.8 million in the first quarter of 2010 related to the remeasurement of the local balance sheet on the date of the devaluation at the official non-essential rate. The functional currency of the Company’s subsidiary in Venezuela is the U.S. dollar. Excluding the impact of the remeasurement of the local currency balance sheet as it relates to the devaluation of the Venezuelan Bolivar, other expense of $9.7 million primarily reflects net foreign currency transaction losses incurred in the six months ended July 2, 2010, which includes a $6.1 million foreign exchange loss in Venezuela.
Interest Expense
Net interest expense decreased from $42.8 million in the first six fiscal months of 2009 to $35.6 million in the first six fiscal months of 2010 primarily as a result of completing the convertible debt exchange offer in the fourth quarter of 2009. The interest expense related to amortization of the debt discount as a result of the bifurcation of the Company’s convertible debt instruments resulted in lower non-cash interest expense as discussed in Note 8 to the Condensed Consolidated Financial Statements.
Tax Provision
The Company’s effective tax rate for the first six fiscal months of 2010 and 2009 was 53.3% and 28.1%, respectively. Excluding the impact of the Venezuelan Bolivar devaluation for which there is no tax benefit, the Company’s effective tax rate for the first six fiscal months of 2010 was 31.2%, which included a net 5.2% benefit primarily related to changes in unrecognized tax benefits.
Preferred Stock Dividends
The Company accrued and paid $0.2 million in dividends on its preferred stock in the first six fiscal months of 2010 and 2009.
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

Summary of Cash Flows
Operating cash outflow of $122.7 million in the first six fiscal months of 2010 reflects a net working capital use of $221.0 million driven principally by increases in inventories and receivables of $177.4 and $89.0 million, respectively, which were partially offset by increases in accounts payable, accrued and other liabilities of $47.0 million. The increase in inventory is primarily due to seasonal trends in which inventories are built in anticipation of demand during the spring and summer months when construction activity increases. The Company continues to adjust its production in order to balance inventory levels in 2010. The increase in the accounts receivable balance is due to higher seasonal trading activity in the months leading up to the July 2, 2010 balance sheet date as compared to the equivalent period up to December 31, 2009 balance sheet date. The increase in accounts payable, accrued and other liabilities was the result of incremental manufacturing activity due to demand for certain early cycle products, higher raw material cost inputs and seasonal demand trends. Partially offsetting this net working capital use of cash in the first six fiscal months was $98.3 million of net cash inflows related to net income adjusted for depreciation and amortization, amortization on restricted stock awards, foreign currency loss, deferred income tax income, excess tax benefits from stock based compensation, convertible debt instrument non cash charges, and the gain on the disposal of property.
In Venezuela, government restrictions on the transfer of cash out of the country have limited the Company’s ability to immediately repatriate cash. Approximately 8% and 19% of the consolidated cash balance as of July 2, 2010 and December 31, 2009, respectively, is held in Venezuela. The proportion of operating cash flows attributable to Venezuela in the second quarter of 2010 as compared to total Company operating cash flows has returned to more normal operating levels. The Company expects this trend to continue into the foreseeable future after accounting for the effects of the currency devaluation announced by the government in January of 2010.
Cash flow used by investing activities was $57.7 million in the first six fiscal months of 2010, principally reflecting $49.8 million of capital expenditures. The Company continues to focus its capital program as completing greenfield projects in India and Peru as well as projects around the world to upgrade equipment, improve efficiency and throughput and enhance productivity. The Company anticipates capital spending to be approximately $100.0 million in 2010.
Financing activities in the first six fiscal months of 2010 generated $64.1 million of cash inflows primarily related to borrowings on various short-term credit facilities in the Company’s Rest of the World segment. See the “Debt and Other Contractual Obligations” section below for details.
Debt and Other Contractual Obligations
The Company’s outstanding debt obligations were $985.5 million as of July 2, 2010, which consisted of $9.2 million of 1.00% Convertible Notes due in 2012 (net of debt discount), $286.6 million of 0.875% Convertible Notes due in 2013 (net of debt discount), $163.4 million of Subordinated Notes due in 2029 (net of debt discount), $200.0 million of 7.125% Senior Notes due in 2017, $125.0 million of Senior Floating Rate Notes due in 2015, $11.1 million of the Amended Credit Facility, $20.2 million drawn on Europe and Mediterranean credit facilities, $55.3 million of Spanish Term Loans, $91.5 million drawn on ROW credit facilities and $23.2 million of various other short-term loans. See Note 8 to the Condensed Consolidated Financial Statements for additional information regarding the Company’s outstanding debt obligations.
Failure to comply with any of the covenants, financial tests and ratios required by the Company’s existing or future debt obligations could result in a default under those agreements and under other agreements containing cross-default provisions, as defined in the Company’s Amended Credit Facility, 1.0% Senior Convertible Notes, 0.875% convertible notes, Subordinated Convertible Notes, 7.125% senior notes, senior floating rate notes and various other credit facilities maintained by the Company’s restricted subsidiaries. A default would permit lenders to cease to make further extensions of credit, accelerate the maturity of the debt under these agreements and foreclose upon any collateral securing that debt. The lenders under the Company’s Amended Credit Facility have a pledge of all of the capital stock of existing and future U.S. and Canadian subsidiaries. The lenders under the Company’s Amended Credit Facility have a lien on substantially all of the Company’s U.S. and Canadian assets, including existing and future accounts receivable, cash, general intangibles, investment property and real property. The Company also has incurred secured debt in connection with some of its European operations. The lenders under these European secured credit facilities also have liens on assets of certain of our European subsidiaries. As a result of these pledges and liens, if the Company fails to meet its payment or other obligations under any of its secured indebtedness, the lenders under the applicable credit agreement would be entitled to foreclose on substantially all of the Company’s assets and liquidate these assets. Broadly, cross-default provisions would permit lenders to cause such indebtedness to become due prior to its stated maturity in the event a default remains unremediated for a period of time under the terms of one or more financing agreements, a change in control or a fundamental change. As of July 2, 2010 and December 31, 2009, the Company was in compliance with all debt covenants.

The Company’s defined benefit plans at December 31, 2009 were underfunded by $103.4 million. Pension expense for the Company’s defined benefit pension plans for the six fiscal months ended July 2, 2010 was $6.1 million and cash contributions were approximately $3.8 million.
The Company anticipates being able to meet its obligations as they come due based on historical experience and the expected availability of funds under its current credit facilities. The Company’s contractual obligations and commercial commitments as of July 2, 2010 (in millions of dollars) are summarized below.

	Payments Due by Period
		Less than	1 – 3	4 – 5	After 5
	Total	1 Year	Years	Years	Years
Contractual obligations(1):
Total debt (excluding capital leases) (6)	$979.8	$110.5	$74.1	$420.3	$374.9
Convertible debt at maturity(6,7)	335.9	—	1.4	68.4	266.1
Capital leases	5.7	1.2	2.0	2.1	0.4
Interest payments on 7.125% Senior Notes	99.7	14.2	28.5	28.5	28.5
Interest payments on Senior Floating Rate Notes	17.1	3.6	7.2	6.3	—
Interest payments on 0.875% Convertible Notes	11.6	3.1	6.2	2.3	—
Interest payments on 1.00% Senior Convertible Notes	0.3	0.1	0.2	—	—
Interest payments on Subordinated Convertible Notes	269.1	20.6	41.7	42.5	164.3
Interest payments on Spanish term loans	5.0	2.2	2.5	0.3	—
Operating leases(2)	44.4	11.3	14.4	6.7	12.0
Preferred stock dividend payments	1.1	0.3	0.6	0.2	—
Defined benefit pension obligations(3)	12.5	12.5	—	—	—
Postretirement benefits	9.8	1.4	2.4	2.0	4.0
Commodity futures and forward pricing agreements(4)	300.8	251.1	49.7	—	—
Foreign currency contracts(4)	278.0	278.0	—	—	—
Unrecognized tax benefits, including interest and penalties(5)	—	—	—	—	—

Total	$2,370.8	$710.1	$230.9	$579.6	$850.2

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

5)
Unrecognized tax benefits of $90.4 million have not been reflected in the above table due to the inherent uncertainty as to the amount and timing of settlement, which is contingent upon the occurrence of possible future events, such as examinations and determinations by various tax authorities.

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
As of July 2, 2010, the Company had $153.7 million in letters of credit, $149.0 million in various performance bonds and $221.5 million in other guarantees. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self insurance claims, defined benefit plan obligations, assets pledged, contract performance, quality and other various bank and financing guarantees. See Liquidity and Capital Resources for excess availability under the Company’s various credit borrowings.
See the previous section, “Debt and Other Contractual Obligations,” for information on debt-related guarantees.
Environmental Matters
The Company’s expenditures for environmental compliance and remediation amounted to approximately $0.6 million, $1.0 million and $2.5 million for the three and six months ended July 2, 2010 and twelve months ended December 31, 2009, respectively. In addition, certain of General Cable’s subsidiaries have been named as potentially responsible parties in proceedings that involve environmental remediation. The Company has accrued $1.2 million at July 2, 2010 for all environmental liabilities. Environmental matters are described in Item 1, which is incorporated herein by reference. While it is difficult to estimate future environmental liabilities, the Company does not currently anticipate any material adverse effect on results of operations, cash flows or financial position as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs.
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
Actual results may differ materially from those discussed in forward-looking statements as a result of factors, risks and uncertainties relating to the Company’s operations and business environment over many of which we have no control. These factors include, without limitation, the following: economic and political consequences resulting from terrorist attacks, war and political and social unrest; increased exposure to political and economic developments, crises instability, terrorism, civil strife, expropriation and other risks of doing business in foreign markets, economic consequences arising from natural disasters and other similar catastrophes, such as floods, earthquakes, hurricanes and tsunamis; domestic and local country price competition, particularly in certain segments of the power cable market and other competitive pressures; general economic conditions, particularly those in the construction, energy and information technology sectors; changes in customer or distributor purchasing patterns in our business segments; our ability to increase manufacturing capacity and productivity; the financial impact of any future plant closures; our ability to successfully complete and integrate acquisitions and divestitures and our ability to realize expected cost savings or other perceived benefits of these transactions; our ability to negotiate extensions of labor agreements on acceptable terms and to successfully deal with any labor disputes; our ability to service, and meet all requirements under, our debt, and to maintain adequate domestic and international credit facilities and credit lines; our ability to pay dividends on our preferred stock; our ability to make payments of interest and principal under our existing and future indebtedness and to have sufficient available funds to effect conversions and repurchases from time to time; lowering of one or more debt ratings issued by nationally recognized statistical rating organizations, and the adverse impact such action may have on our ability to raise capital and on our liquidity and financial conditions; the impact of unexpected future judgments or settlements of claims and litigation; our ability to achieve target returns on investments in our defined benefit plans; our ability to avoid limitations on utilization of net losses for income tax purposes; our ability to continue our uncommitted accounts payable confirming arrangement and out accounts receivable financing arrangement for our European operations, the cost and availability of raw materials, including copper, aluminum and petrochemicals; our ability to increase our selling prices during periods of increasing raw material costs; our ability to recover the value of our inventory in a period when replacement costs are lower than the recorded value of inventory, the impact of foreign currency fluctuations, devaluations and changes in interest rates; the impact of technological changes; and other material factors. See Item 1A, “Risk Factors,” in the Company’s 2009 Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and as updated in this Quarterly Report on Form 10-Q for the 2010 fiscal year for a more detailed discussion on some of these risks. We do not undertake and specifically decline any obligation to update or correct any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
General Cable is exposed to various market risks, including changes in interest rates, foreign currency and raw material (commodity) prices. To manage risks associated with the volatility of these natural business exposures, General Cable enters into interest rate, commodity and foreign currency derivative agreements, as well as copper and aluminum forward pricing agreements. General Cable does not purchase or sell derivative instruments for trading purposes. General Cable does not engage in trading activities involving commodity contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques. Depending on the extent of an unrealized loss position on a derivative contract held by the Company, certain counterparties may require a deposit to secure the derivative contract position. As of July 2, 2010, and December 31, 2009 there were no contracts held by the Company that required collateral to secure the Company’s derivative liability positions.
The notional amounts and fair values of these designated cash flow financial instruments at July 2, 2010 and December 31, 2009 are shown below (in millions). The carrying amount of the financial instruments was a net liability of $25.8 million and $17.2 million at July 2, 2010 and December 31, 2009, respectively.

	July 2, 2010		December 31, 2009
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Cash flow hedges:
Interest rate swap	$50.0	$(2.5)	$60.1	$1.9
Commodity futures	196.1	(16.8)	195.0	16.0
Foreign currency forward exchange	226.4	(6.5)	274.8	(0.7)

		$(25.8)		$17.2

Note: As of July 2, 2010 and December 31, 2009, derivative instruments not designated as cash flow hedges had a notional value of $51.6 million and $29.6 million, respectively, and the carrying amount of the financial instruments was a net asset of $0.4 million and net liability of $0.2 million, respectively.
Other Forward Pricing Agreements
In the normal course of business, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At July 2, 2010 and December 31, 2009, General Cable had $104.7 million and $62.2 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At July 2, 2010 and December 31, 2009, the fair value of these arrangements was $99.5 million and $67.7 million, respectively, and General Cable had unrealized losses of $5.2 million and unrealized gains of $5.5 million, respectively, related to these transactions. General Cable expects the unrealized gains (losses) under these agreements to be offset as a result of firm sales price commitments with customers.

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
In connection with the preparation of this Quarterly Report on Form 10-Q, as of July 2, 2010, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of July 2, 2010.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such item is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). In connection with the preparation of this Quarterly Report on Form 10-Q, as of July 2, 2010, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this process, management concluded that internal control over financial reporting was effective as of July 2, 2010.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting, as such item is defined in Exchange Act Rules 13a — 15(f) and 15d — 15(f), during the fiscal quarter ended July 2, 2010, that have materially affected, or are reasonable likely to materially affect the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
As of the date of this filing, there have been no additional material legal proceedings or material developments in the legal proceedings disclosed in the Company’s 2009 Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS
For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see (i) the risk factors discussion provided under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, (ii) the “Cautionary Statement Regarding Forward-Looking Statements” included in Part I, Item 2 of this Quarterly Report on Form 10-Q and (iii) the additional risk factor set forth below in Part II, Item 1A of Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The employees of the Company do have the right to surrender to the Company shares in payment of minimum tax obligations upon the vesting of grants of common stock under the Company’s equity compensation plans. During the three months ended July 2, 2010, 6,507 shares were surrendered to the Company by employees in payment of minimum tax obligations upon the vesting of nonvested stock under the Company’s equity compensation plans, and the average price paid per share was $28.79. During the six months ended July 2, 2010, 16,828 shares were surrendered to the Company by employees in payment of minimum tax obligations upon the vesting of nonvested stock under the Company’s equity compensation plans, and the average price paid per share was $28.27.

ITEM 6.	EXHIBITS
The following exhibits are filed herewith or incorporated herein by reference. Documents indicated by an asterisk (*) are filed herewith. Documents not indicated by an asterisk are incorporated by reference to the document indicated.
a)	Exhibits

*12.1	Computation of Ratio of Earnings to Fixed Charges

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) or 15d — 14

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a) or 15d — 14

*32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)
Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Cable Corporation
Signed: August 6, 2010	By:	/s/ BRIAN J. ROBINSON
Brian J. Robinson
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a) or 15d — 14

31.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a) or 15d — 14

32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)
Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.