Form 10-Q
period 2010-10-01
GENERAL CABLE CORP /DE/
filed 2010-11-05
CIK 886035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 29, 2010
Common Stock, $0.01 per value	52,111,802

GENERAL CABLE CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL STATEMENTS
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009
Net sales	$1,200.5	$1,081.8	$3,507.1	$3,256.2

Cost of sales	1,075.2	916.1	3,099.5	2,874.7

Gross profit	125.3	165.7	407.6	381.5

Selling, general and administrative expenses	83.2	81.3	248.4	258.0

Operating income	42.1	84.4	159.2	123.5

Other income (expense)	7.7	0.9	(31.8)	11.0

Interest income (expense):
Interest expense	(19.4)	(21.4)	(57.2)	(66.0)
Interest income	1.5	0.9	3.7	2.7

	(17.9)	(20.5)	(53.5)	(63.3)

Income before income taxes	31.9	64.8	73.9	71.2
Income tax benefit (provision)	(10.5)	(18.3)	(32.9)	(16.5)
Equity in earnings of affiliated companies	0.4	0.1	1.0	0.4

Net income including noncontrolling interest	21.8	46.6	42.0	55.1

Less: preferred stock dividends	0.1	0.1	0.3	0.3
Less: net income attributable to noncontrolling interest	3.6	2.9	7.6	7.1

Net income attributable to Company common shareholders	$18.1	$43.6	$34.1	$47.7

Earnings per share

Earnings per common share-basic	$0.35	$0.84	$0.65	$0.92

Weighted average common shares-basic	52.1	52.0	52.1	51.9

Earnings per common share-assuming dilution	$0.34	$0.83	$0.65	$0.91

Weighted average common shares-assuming dilution	53.1	52.9	53.1	52.8

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	October 1,	December 31,
	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$391.0	$499.4
Receivables, net of allowances of $19.1 million at October 1, 2010 and $21.9 million at December 31, 2009	1,045.7	903.6
Inventories, net	1,162.3	1,002.4
Deferred income taxes	50.7	52.6
Prepaid expenses and other	100.7	94.7

Total current assets	2,750.4	2,552.7

Property, plant and equipment, net	1,037.3	1,015.3
Deferred income taxes	21.1	24.1
Goodwill	171.9	157.4
Intangible assets, net	201.8	197.6
Unconsolidated affiliated companies	10.2	10.2
Other non-current assets	72.9	56.8

Total assets	$4,265.6	$4,014.1

Liabilities and Total Equity
Current Liabilities:
Accounts payable	$860.3	$762.5
Accrued liabilities	372.5	361.9
Current portion of long-term debt	118.4	53.0

Total current liabilities	1,351.2	1,177.4

Long-term debt	882.3	869.3
Deferred income taxes	194.9	209.5
Other liabilities	241.7	248.1

Total liabilities	2,670.1	2,504.3

Commitments and Contingencies

Total Equity:
Redeemable convertible preferred stock, at redemption value (liquidation preference of $50.00 per share):
October 1, 2010 — 76,202 shares outstanding December 31, 2009 — 76,202 shares outstanding	3.8	3.8
Common stock, $0.01 par value, issued and outstanding shares:
October 1, 2010 — 52,111,802 (net of 6,207,121 treasury shares) December 31, 2009 — 52,008,052 (net of 6,187,527 treasury shares)	0.6	0.6
Additional paid-in capital	648.7	637.1
Treasury stock	(73.3)	(72.9)
Retained earnings	840.3	806.1
Accumulated other comprehensive income (loss)	45.5	(8.9)

Total Company shareholders’ equity	1,465.6	1,365.8
Noncontrolling interest	129.9	144.0

Total equity	1,595.5	1,509.8

Total liabilities and equity	$4,265.6	$4,014.1

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Nine Fiscal Months Ended
	October 1,	October 2,
	2010	2009
Cash flows of operating activities:
Net income including noncontrolling interest	$42.0	$55.1
Adjustments to reconcile net income to net cash flows of operating activities:
Depreciation and amortization	74.8	74.6
Amortization on restricted stock awards	3.2	3.1
Foreign currency exchange (gain) loss	31.6	(11.0)
Deferred income taxes	(7.4)	(19.2)
Excess tax benefits from stock-based compensation	(0.2)	(0.7)
Convertible debt instruments noncash interest charges	14.3	29.5
(Gain) loss on disposal of property	(1.4)	2.3
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in receivables	(122.6)	147.8
(Increase) decrease in inventories	(142.7)	149.2
(Increase) decrease in other assets	(7.7)	6.4
Increase (decrease) in accounts payable, accrued and other liabilities	96.7	(71.8)

Net cash flows of operating activities	(19.4)	365.3

Cash flows of investing activities:
Capital expenditures	(82.5)	(110.3)
Proceeds from properties sold	4.4	0.4
Acquisitions, net of cash acquired	(31.7)	(14.2)
Other	3.4	4.9

Net cash flows of investing activities	(106.4)	(119.2)

Cash flows of financing activities:
Preferred stock dividends paid	(0.3)	(0.3)
Excess tax benefits from stock-based compensation	0.2	0.7
Proceeds from revolving credit borrowings	11.1	91.5
Repayments of revolving credit borrowings	(11.1)	(91.5)
Proceeds (repayments) of other debt	61.1	(82.7)
Dividends paid to non-controlling interest	(3.9)	—
Proceeds from exercise of stock options	0.2	0.4

Net cash flows of financing activities	57.3	(81.9)

Effect of exchange rate changes on cash and cash equivalents	(39.9)	5.4

Increase (decrease) in cash and cash equivalents	(108.4)	169.6
Cash and cash equivalents — beginning of period	499.4	282.6

Cash and cash equivalents — end of period	$391.0	$452.2

Supplemental Information
Cash paid during the period for:
Income tax payments, net of refunds	$23.0	$(11.2)

Interest paid	$31.8	$36.7

Non-cash investing and financing activities:
Issuance of nonvested shares	$2.8	$3.2

Capital lease obligations for new equipment	$—	$6.9

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
1. Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements of General Cable Corporation and Subsidiaries (“General Cable” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three and nine fiscal months ended October 1, 2010 are not necessarily indicative of results that may be expected for the full year. The December 31, 2009 condensed consolidated balance sheet amounts are derived from the audited financial statements, as adjusted for the change in inventory accounting principle as discussed below, but do not include all disclosures herein required by GAAP. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010. The Company’s fiscal quarters consist of 13-week periods ending on the Friday nearest to the end of the calendar months of March, June and September.
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
2. Accounting Standards
During the nine fiscal months ended October 1, 2010, the Company did not change any of its existing accounting policies with the exception of the following accounting principle, which was adopted and became effective with respect to the Company on January 1, 2010:
Effective January 1, 2010, the Company changed its method of accounting for its North American inventories and non-North American metal inventories from the LIFO method to the average cost method. Inventories valued using the LIFO method represented approximately 57% of total inventories as of December 31, 2009. The Company believes the change is preferable because the average cost method improves financial reporting by better matching sales and expenses, particularly during periods of metal and petrochemical price volatility or reductions in inventory quantities and enhances comparability with industry peers. The Company applied this change in accounting principle retrospectively to all prior periods presented herein in accordance with ASC250 Accounting Changes and Error Corrections. As a result of the accounting change, retained earnings as of January 1, 2009 increased from $597.9 million to $749.7 million. The Company converted its accounting systems on January 1, 2010, which effectively eliminated its LIFO pools prospectively.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
As a result of the retrospective application of this change in accounting principle, certain amounts in the Company’s three and nine months ended October 2, 2009 condensed consolidated statement of operations were adjusted as presented below:

	Three Fiscal Months Ended October 2, 2009
	As Originally
(in millions, except per share data)	Reported	Adjustments	As Adjusted
Cost of sales	$957.7	$(41.6)	$916.1
Operating income	42.8	41.6	84.4
Provision for income taxes	(3.9)	(14.4)	(18.3)
Net income including noncontrolling interest	19.4	27.2	46.6
Net income attributable to Company common shareholders	16.4	27.2	43.6
Earnings per common share — basic	0.32	0.52	0.84
Earnings per common share — assuming dilution	0.31	0.52	0.83

	Nine Fiscal Months Ended October 2, 2009
	As Originally
(in millions, except per share data)	Reported	Adjustments	As Adjusted
Cost of sales	$2,767.9	$106.8	$2,874.7
Operating income	230.3	(106.8)	123.5
(Provision) benefit for income taxes	(53.4)	36.9	(16.5)
Net income including noncontrolling interest	125.0	(69.9)	55.1
Net income attributable to Company common shareholders	117.6	(69.9)	47.7
Earnings per common share — basic	2.27	(1.35)	0.92
Earnings per common share — assuming dilution	2.23	(1.32)	0.91
The Company’s December 31, 2009 consolidated balance sheet was adjusted as presented below:

	Year Ended December 31, 2009
	As Originally
(in millions)	Reported	Adjustments	As Adjusted
Assets
Inventories	$850.3	$152.1	$1,002.4
Deferred income taxes	114.7	(62.1)	52.6
Total assets	3,924.1	90.0	4,014.1

Liabilities and Total Equity
Accrued liabilities	366.6	(4.7)	361.9
Deferred income taxes	208.5	1.0	209.5
Other liabilities	250.0	(1.9)	248.1
Total liabilities	2,509.9	(5.6)	2,504.3
Accumulated other comprehensive loss	(4.8)	(4.1)	(8.9)
Retained earnings	706.4	99.7	806.1
Total liabilities and equity	3,924.1	90.0	4,014.1
The condensed consolidated statement of cash flows for the nine months ended October 2, 2009 was adjusted as presented below:

	Nine Fiscal Months Ended October 2, 2009
	As Originally
(in millions)	Reported	Adjustments	As Adjusted
Net income including noncontrolling interests	$125.0	$(69.9)	$55.1
Deferred income taxes	17.7	(36.9)	(19.2)
Inventory impairment charges	(19.7)	19.7	—
Decrease in inventories	62.1	87.1	149.2
Net cash flows of operating activities	365.3	—	365.3
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
The FASB issued Accounting Standards Update 2010-12 (“ASU 2010-12”), which codifies an SEC Staff Announcement relating to accounting for the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act under ASC 740, “Income Taxes.” Management completed its assessment and adoption of ASU 2010-12 in the third quarter of 2010, and determined it has no material impact on the Company.
3. Acquisitions and Divestitures
General Cable actively seeks to identify key global macroeconomic and geopolitical trends in order to capitalize on expanding markets and new niche markets or exit declining or non-strategic markets in order to achieve better returns. The Company also sets aggressive performance targets for its business and intends to refocus or divest those activities which fail to meet targets or do not fit the Company’s long-term strategies. We have completed several acquisitions and joint ventures in Egypt, South Africa, Oman, and France in the nine fiscal months ended October 1, 2010. The results of operations of the acquired businesses have been included in the Condensed Consolidated Financial Statements since the respective dates of the acquisition and have been determined to be individually and collectively immaterial for disclosure purposes. No material divestitures were made in the nine fiscal months ended October 1, 2010.
4. Other Income (Expense)
Other income (expense) includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated as well as unrealized gains and losses on derivative instruments that are not designated as cash flow hedges. During the three and nine fiscal months ended October 1, 2010, the Company recorded other income of $7.7 million and other expense of $31.8 million, respectively. During the three and nine fiscal months ended October 2, 2009, the Company recorded other income of $0.9 million and $11.0 million, respectively. For the three months ended October 1, 2010, other income (expense) comprised of other income of $17.1 million related to foreign currency transaction gains (losses) and other expense of $9.4 million related to unrealized losses on derivative instruments due to the dedesignation of cash flow hedges of which $8.5 million results from the deferral of raw material purchases related to changes in the anticipated timing of a certain project in Brazil. For the nine months ended October 1, 2010, other expense of $29.8 million was a result of the Venezuelan currency devaluation as discussed below, other income of $7.0 million resulting primarily from foreign currency transaction gains (losses), and other expense of $9.0 million related to an unrealized loss on derivative instruments as noted above. During the three and nine fiscal months ended October 2, 2009, the Company recorded other income (expense) primarily attributable to foreign currency transaction gains and losses.
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
In the second quarter, the Company received authorization to import copper at the official exchange rate for essential goods of 2.60 BsF per U.S. dollar. For the three and nine months ended October 1, 2010, the Company recorded $12.2 million and $16.6 million in foreign exchange gains related to transactions completed at the 2.60 BsF per U.S. dollar essential rate. To date, 13.2 million pounds of copper have been approved at the essential rate. The Company purchased 9.3 million and 12.4 million pounds of copper for the three and nine months ended October 1, 2010, respectively, at the essential rate. Copper imports prior to the approval were imported at a parallel rate of exchange. For the nine months ended October 1, 2010, the Company recorded $10.7 million in foreign exchange losses related to copper imports at the parallel rate. In the third quarter, no purchases were made using the parallel rate of exchange.
On June 9, 2010, the Venezuelan government closed down the parallel market thereby declaring it illegal and imposing volume restrictions on each entity’s trading activity. All other imported materials, prior to the shutdown of the parallel market, were completed at the parallel rate or the essential rate based on requests previously on file with the Venezuelan government. The foreign exchange gain (loss) related to the other imported materials at the parallel rate was immaterial for the nine months ended October 1, 2010.
Due to the impact of the devaluation of its currency by the Venezuelan government, the Company recorded a pre-tax charge of $29.8 million in the first quarter of 2010 related to the remeasurement of the local balance sheet on the date of the devaluation at the official non-essential rate. The functional currency of the Company’s subsidiary in Venezuela is the U.S. dollar. Excluding the impact of the remeasurement of the local currency balance sheet as it relates to the devaluation of the Venezuelan Bolivar, other income resulting from foreign currency transaction gains and losses is $7.0 million in the nine months ended October 1, 2010, which includes a $5.9 million foreign exchange gain in Venezuela.
5. Inventories
Approximately 82% of the Company’s inventories are valued using the average cost method and all remaining inventories are valued using the first-in, first-out (FIFO) method. All inventories are stated at the lower of cost or market value.

	October 1,	December 31,
(in millions)	2010	2009
Raw materials	$223.8	$158.3
Work in process	218.3	154.2
Finished goods	720.2	689.9

Total	$1,162.3	$1,002.4

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
Property, plant and equipment consisted of the following (in millions):

	October 1,	December 31,
	2010	2009
Land	$111.1	$109.2
Buildings and leasehold improvements	300.1	290.4
Machinery, equipment and office furnishings	1,001.8	967.2
Construction in progress	101.6	77.1

Total — gross book value	1,514.6	1,443.9
Less accumulated depreciation	(477.3)	(428.6)

Total — net book value	$1,037.3	$1,015.3

Depreciation expense for the three and nine fiscal months ended October 1, 2010 was $21.4 million and $62.4 million, respectively. Depreciation expense for the three and nine fiscal months ended October 2, 2009 was $21.4 million and $62.0 million, respectively.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
The Company periodically evaluates the recoverability of the carrying amount of long-lived assets (including property, plant and equipment and intangible assets with determinable lives) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates events or changes in circumstances based mostly on actual historical operating results, but business plans, forecasts, general and industry trends, and anticipated cash flows are also considered. Impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings. The Company also continually evaluates the estimated useful lives of all long-lived assets and, when warranted, revises such estimates based on current events. No material impairment charges occurred during the nine fiscal months ended October 1, 2010 and October 2, 2009.
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
The amounts of goodwill and indefinite-lived intangible assets were as follows in millions of dollars:

	Goodwill				Indefinite-lived assets — Trade names
	North	Europe and			North	Europe and
	America	Mediterranean	ROW	Total	America	Mediterranean	ROW	Total
Balance at December 31, 2009	$5.2	$—	$152.2	$157.4	$—	$0.5	$129.3	$129.8
Acquisitions	1.4	5.0	1.3	7.7	2.4	—	—	2.4
Currency translation and other adjustments	(4.3)	—	11.1	6.8	—	—	6.0	6.0

Balance at October 1, 2010	$2.3	$5.0	$164.6	$171.9	$2.4	$0.5	$135.3	$138.2

The amounts of other intangible assets — customer relationships were as follows in millions of dollars:

	October 1,	December 31,
	2010	2009
Amortized intangible assets:
Customer relationships	$107.0	$106.4
Accumulated amortization	(45.7)	(34.8)
Foreign currency translation adjustment	2.3	(3.8)

Amortized intangible assets, net	$63.6	$67.8

Amortized intangible assets are stated at cost less accumulated amortization as of October 1, 2010 and December 31, 2009. Customer relationships have been determined to have a useful life in the range of 3.5 to 10 years and the Company has accelerated the amortization expense to align with the historical customer attrition rates. The amortization of intangible assets for the first nine fiscal months of 2010 and 2009 was $10.9 million and $11.8 million, respectively. The estimated amortization expense during the twelve month periods beginning October 1, 2010 through September 30, 2015, based on exchange rates as of October 1, 2010, are $12.9 million, $10.5 million, $9.6 million, $8.9 million, $8.0 million and $13.7 million thereafter.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
8. Long-Term Debt

	October 1,	December 31,
(in millions)	2010	2009
North America
Subordinated Convertible Notes due 2029	$429.5	$429.5
Debt discount on Subordinated Convertible Notes due 2029	(265.9)	(266.6)
1.00% Senior Convertible Notes due 2012	10.6	10.6
Debt discount on 1.00% Senior Convertible Notes due 2012	(1.2)	(1.7)
0.875% Convertible Notes due 2013	355.0	355.0
Debt discount on 0.875% Convertible Notes due 2013	(63.9)	(77.0)
7.125% Senior Notes due 2017	200.0	200.0
Senior Floating Rate Notes	125.0	125.0
Amended Credit Facility	—	—
Other	9.1	9.1
Europe and Mediterranean
Spanish Term Loan	54.4	72.5
Credit facilities	18.8	31.4
Uncommitted accounts receivable facilities	—	1.1
Other	16.4	17.1
ROW
Credit facilities	112.9	16.3

Total debt	1,000.7	922.3
Less current maturities	118.4	53.0

Long-term debt	$882.3	$869.3

At October 1, 2010, maturities of long-term debt during the twelve month periods beginning October 1, 2010 through September 30, 2015 are $118.4 million, $56.6 million, $28.7 million, $294.1 million and $127.3 million, respectively, and $375.6 million thereafter. As of October 1, 2010 and December 31, 2009, the Company was in compliance with all debt covenants as discussed below.
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
The Company’s convertible debt instruments outstanding as of October 1, 2010 and December 31, 2009 are as follows:

	Subordinated Convertible Notes		1.00% Senior Convertible Notes		0.875% Convertible Notes
	October 1,	December 31,	October 1,	December 31,	October 1,	December 31,
(in millions)	2010	2009	2010	2009	2010	2009
Face value	$429.5	$429.5	$10.6	$10.6	$355.0	$355.0
Debt discount	(265.9)	(266.6)	(1.2)	(1.7)	(63.9)	(77.0)
Book value	163.6	162.9	9.4	8.9	291.1	278.0
Maturity date	November 2029		October 2012		November 2013
Stated annual interest rate	4.50% until Nov 2019 2.25% until Nov 2029		1.00% until Oct 2012		0.875% until Nov 2013
Interest payments	Semi-annually: May 15 & November 15		Semi-annually: April 15 & October 15		Semi-annually: May 15 & November 15

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
As of October 1, 2010, the fair value of the Company’s Subordinated Convertible Notes, 1.00% Senior Convertible Notes and 0.875% Convertible Notes was $429.4 million, $9.1 million and $317.3 million, respectively. The 1.00% Senior Convertible Notes and the 0.875% Convertible Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company’s wholly-owned U.S. and Canadian subsidiaries. For additional information on the convertible notes, refer to the Company’s 2009 Annual Report on Form 10-K.
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
0.875% Convertible Notes
The Company’s 0.875% Convertible Notes were issued in November of 2006 in the amount of $355.0 million. At the time of issuance, the notes and the common stock issuable upon conversion of the notes were registered on a Registration Statement on Form S-3ASR, which was subsequently renewed on September 30, 2009 when the Company filed a Renewal Registration Statement for the underlying common stock on Form S-3ASR. Beginning January 1, 2009, the Company separately accounted for the liability and equity components of the instrument, retrospectively, based on the Company’s nonconvertible debt borrowing rate on the instrument’s issuance date of 7.35%. At issuance, the liability and equity components were $230.9 million and $124.1 million, respectively. The equity component (debt discount) is being amortized to interest expense based on the effective interest method.
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
Proceeds from the offering were used to decrease outstanding debt by $87.8 million, including accrued interest, under the Company’s Amended Credit Facility, to pay $124.5 million for the cost of the note hedges, and to pay transaction costs of approximately $9.4 million directly related to the issuance which have been allocated to the liability and equity components in proportion to the allocation of proceeds. Additionally, the Company received $80.4 million in proceeds from the issuance of the warrants. At the conclusion of these transactions, the net effect of the receipt of the funds from the 0.875% Convertible Notes and the payments and proceeds mentioned above was an increase in cash of approximately $213.7 million, which is being used by the Company for general corporate purposes, including acquisitions.
7.125% Senior Notes and Senior Floating Rate Notes
The Company’s $325.0 million in aggregate principal amount of new senior unsecured notes, comprised of $125.0 million of Senior Floating Rate Notes due 2015 (the “Senior Floating Rate Notes”) and $200.0 million of 7.125% Senior Fixed Rate Notes due 2017 (the “7.125% Senior Notes” and together, the “Notes”) were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act on March 21, 2007. An exchange offer commenced on June 11, 2007 and was completed on October 16, 2007 to replace the unregistered Notes with registered Notes with like terms pursuant to an effective Registration Statement on Form S-4.

	7.125% Senior Notes			Senior Floating Rate Notes
(in millions)	October 1, 2010		Dec 31, 2009	October 1, 2010		Dec 31, 2009
Face value	$200.0		$200.0	$125.0		$125.0
Fair value	206.0		196.0	114.2		111.3
Interest rate	7.125%		7.125%	2.9%		2.7%

	Semi-annually:			3-month LIBOR rate plus 2.375%
Interest payment	Apr 1 & Oct 1			Quarterly: Jan 1, Apr 1, Jul 1 & Oct 1
Maturity date	April 2017			July 2015
Guarantee	Jointly and severally guaranteed by the Company’s wholly-owned U.S. and Canadian subsidiaries
Call Option(1)	Beginning Date		Percentage	Beginning Date		Percentage
	April 1, 2012	—	103.563%	April 1, 2009	—	102.0%
	April 1, 2013	—	102.375%	April 1, 2010	—	101.0%
	April 1, 2014	—	101.188%	April 1, 2011	—	100.0%
	April 1, 2015	—	100.000%

(1)	The Company may, at its option, redeem the Notes on or after the following dates and percentages (plus interest due).
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
The Company’s Amended Credit Facility is summarized in the table below:

	Amended credit facility
(in millions)	October 1, 2010	Dec 31, 2009
Outstanding borrowings	$—	$—
Undrawn availability	355.4	293.6
Outstanding letters of credit	27.7	28.2
Original issuance	November 2003
Maturity date	July 2012
Spanish Term Loans
The table below provides a summary of the Company’s term loans and corresponding fixed interest rate swaps. The proceeds from the Spanish Term Loans were used to partially fund the acquisition of Enica Biskra and for general working capital purposes. There is no remaining availability under these Spanish Term Loans.

	Spanish Term Loans(1)
(in millions)	October 1, 2010	Dec 31, 2009
Outstanding borrowings	$54.4	$72.5
Interest rate — weighted average(2)	3.7%	4.1%

(1)	The terms of the Spanish Term Loans are as follows:

	Original					Interest rate
(in millions)	Amount	Issuance Date	Maturity Date	Interest rate	Loan and Interest payable	Swap(2)
Term Loan 1	20.0 euros	February 2008	February 2013	Euribor +0.5%	Semi-annual: Aug & Feb	4.2%
Term Loan 2	10.0 euros	April 2008	April 2013	Euribor +0.75%	Semi-annual: April & Oct	4.58%
Term Loan 3	21.0 euros	June 2008	June 2013	Euribor +0.75%	Quarterly: Mar, Jun, Sept & Dec	4.48%
Term Loan 4	15.0 euros	September 2009	August 2014	Euribor +2.0%	Quarterly: Mar, Jun, Sept & Dec	1.54%
					Principal payments: Feb & Aug

(2)	The Company entered into fixed interest rate swaps to coincide with the terms and conditions of the term loans that will effectively hedge the variable interest rate with a fixed interest rate.
Europe and Mediterranean Credit Facilities
The Company’s Europe and Mediterranean credit facilities are summarized in the table below:

	Europe and Mediterranean credit facilities
(in millions)	October 1, 2010	Dec 31, 2009
Outstanding borrowings	$18.8	$31.4
Undrawn availability	147.3	147.7
Interest rate — weighted average	5.3%	4.6%
Maturity date	Various

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Europe and Mediterranean Uncommitted Accounts Receivable Facilities
The Company’s Europe and Mediterranean uncommitted accounts receivable facilities are summarized in the table below:

	Uncommitted accounts receivable facilities
(in millions)	October 1, 2010	Dec 31, 2009
Outstanding borrowings	$—	$1.1
Undrawn availability	119.9	125.4
Interest rate — weighted average	—	1.7%
Maturity date	Various
The Spanish Term Loans and certain credit facilities held by the Company’s Spain subsidiary are subject to certain financial ratios of the Company’s European subsidiaries, which include minimum net equity and net debt to EBITDA (earnings before interest, taxes, depreciation and amortization). At October 1, 2010 and December 31, 2009, the Company was in compliance with all covenants under these facilities.
Rest of World (“ROW”) credit facilities
The Company’s ROW credit facilities are summarized in the table below:

	ROW credit facilities
(in millions)	October 1, 2010	Dec 31, 2009
Outstanding borrowings	$112.9	$16.3
Interest rate — weighted average	3.2%	2.3%
Maturity date	Various
The Company’s ROW credit facilities are short term loans utilized for working capital purposes. Certain credit facilities are subject to financial covenants. The Company has approximately $257.7 million of borrowing availability under the various credit facilities at October 1, 2010. The Company was in compliance with all covenants under these facilities as of October 1, 2010 and December 31, 2009.
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
Cash Flow Hedges
General Cable utilizes interest rate swaps to manage its interest expense exposure by fixing its interest rate on a portion of the Company’s floating rate debt. The Company has entered into interest rate swaps on the Company’s Spanish Term Loans with a notional value of $54.4 million and $51.1 million as of October 1, 2010 and December 31, 2009, respectively. In addition, the Company has one outstanding interest rate swap with a notional value of $9.0 million, which provides for a fixed interest rate of 4.49% maturing in October 2011. The Company does not provide or receive any collateral specifically for this contract. The fair value of interest rate derivatives, which are designated as and qualify as cash flow hedges, are based on quoted market prices, which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments.
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Fair Value of Derivatives Instruments
The notional amounts and fair values of derivatives designated as cash flow hedges and derivatives not designated as cash flow hedges at October 1, 2010 and December 31, 2009 are shown below (in millions).

	October 1, 2010			December 31, 2009
	Notional	Fair Value		Notional	Fair Value
	Amount	Asset (1)	Liability (2)	Amount	Asset (1)	Liability (2)
Derivatives designated as cash flow hedges:
Interest rate swap	$63.4	$—	$2.2	$60.1	$2.5	$0.6
Commodity futures	223.4	21.3	0.1	195.0	25.1	9.1
Foreign currency exchange	244.0	8.5	4.1	274.8	2.7	3.4

		$29.8	$6.4		$30.3	$13.1

Derivatives not designated as cash flow hedges:
Commodity futures	$34.6	$0.1	$8.5	—	—	—
Foreign currency exchange	36.0	$0.7	1.2	$29.6	$0.1	$0.3

		$0.8	$9.7		$0.1	$0.3

(1)	Balance recorded in “Prepaid expenses and other” and “Other non-current assets”

(2)	Balance recorded in “Accrued liabilities” and “Other liabilities”
Depending on the extent of an unrealized loss position on a derivative contract held by the Company, certain counterparties may require collateral to secure the Company’s derivative contract position. As of October 1, 2010 and December 31, 2009, there were no contracts held by the Company that required collateral to secure the Company’s derivative liability positions.
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

	Three fiscal months ended October 1, 2010
	Effective portion		Ineffective portion and
	recognized in	Reclassified from	amount excluded from
	Accumulated OCI	Accumulated OCI	effectiveness testing
(in millions)	Gain / (Loss)	Gain / (Loss)	Gain / (Loss)	Location
Derivatives designated as cash flow hedges:
Interest rate swap	$(2.3)	$(0.1)	$—	Interest Expense
Commodity futures	21.2	(2.3)	0.1	Cost of Sales
Foreign currency exchange	5.1	(7.2)	(0.6)	Other income /(expense)

Total	$24.0	$(9.6)	$(0.5)

	Nine fiscal months ended October 1, 2010
	Effective portion		Ineffective portion and
	recognized in	Reclassified from	amount excluded from
	Accumulated OCI	Accumulated OCI	effectiveness testing
(in millions)	Gain / (Loss)	Gain / (Loss)	Gain / (Loss)	Location
Derivatives designated as cash flow hedges:
Interest rate swap	$(4.9)	$(0.3)	$0.1	Interest Expense
Commodity futures	4.5	18.4	—	Cost of Sales
Foreign currency exchange	(0.9)	(8.5)	(1.1)	Other income /(expense)

Total	$(1.3)	$9.6	$(1.0)

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

	Three fiscal months ended October 2, 2009
	Effective portion		Ineffective portion and
	recognized in	Reclassified from	amount excluded from
	Accumulated OCI	Accumulated OCI	effectiveness testing
(in millions)	Gain / (Loss)	Gain / (Loss)	Gain / (Loss)	Location
Derivatives designated as cash flow hedges:
Interest rate swap	$(0.2)	$(0.1)	$0.2	Interest Expense
Commodity futures	11.5	(3.3)	—	Cost of Sales
Foreign currency exchange	4.5	1.3	(0.3)	Other income /(expense)

Total	$15.8	$(2.1)	$(0.1)

	Nine fiscal months ended October 2, 2009
	Effective portion		Ineffective portion and
	recognized in	Reclassified from	amount excluded from
	Accumulated OCI	Accumulated OCI	effectiveness testing
(in millions)	Gain / (Loss)	Gain / (Loss)	Gain / (Loss)	Location
Derivatives designated as cash flow hedges:
Interest rate swap	$2.2	$(0.3)	$0.1	Interest Expense
Commodity futures	(11.5)	(45.6)	—	Cost of Sales
Foreign currency exchange	1.6	(2.5)	0.8	Other income /(expense)

Total	$(7.7)	$(48.4)	$0.9

Not included in the above tables; for derivative instruments that are not designated as cash flow hedges, the unrealized gain or loss on the derivatives is reported in current earnings. For the three and nine fiscal months ended October 1, 2010, the Company recorded a loss of $9.4 million and $9.0 million, respectively, for derivative instruments not designated as cash flow hedges in other income/(expense). The loss was primarily attributable to $8.5 million of unrealized losses on derivative instruments due to the dedesignation of cash flow hedges as a result of the deferral of raw material purchases related to changes in the anticipated timing of a certain project in Brazil. For the three and nine fiscal months ended October 2, 2009, the Company recorded a loss of $0.1 million and $0.7 million, respectively, for derivative instruments not designated as cash flow hedges in other income/(expense) on the condensed consolidated statements of operations.
Other Forward Pricing Agreements
In the normal course of business, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At October 1, 2010 and December 31, 2009, General Cable had $33.6 million and $62.2 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At October 1, 2010 and December 31, 2009, the fair value of these arrangements was $38.3 million and $67.7 million, respectively, and General Cable had unrealized gains of $4.7 million and $5.5 million, respectively, related to these transactions. General Cable believes the unrealized gains (losses) under these agreements are largely offset as a result of firm sales price commitments with customers.
10. Income Taxes
During the third quarter of 2010, the Company accrued approximately $2.5 million of income tax expense for uncertain tax positions likely to be taken in the current year and for interest and penalties on tax positions taken in prior periods, all of which would have a favorable impact on the effective tax rate, if recognized. During the third quarter of 2010, the Company also recognized a net tax benefit of $18.5 million (including penalties and interest) for changes in uncertain tax positions that were primarily due to statute of limitations expirations and the settlement of tax exposures in various tax jurisdictions. Partially offsetting the tax benefits the Company recorded $8.3 million of tax expense for valuation allowances recorded against deferred tax assets, which primarily related to the Company’s Mexican and Australian units due to losses in recent years and uncertainties regarding the ability to realize the future tax benefits as well as a true-up of our expected full year tax rate due to a change in a geographic mix of earnings.
The Company files income tax returns in numerous tax jurisdictions around the world. Due to uncertainties regarding the timing and outcome of various tax audits, appeals and settlements, it is difficult to reliably estimate the amount of unrecognized tax benefits that could change within the next twelve months. The Company believes it is reasonably possible that approximately $13 million of unrecognized tax benefits could change within the next twelve months due to the resolution of tax audits and statute of limitations expirations.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Tax years that are open for examination and assessment by the United States Internal Revenue Service (“IRS”) are 2007 through 2009. The IRS is currently in the process of examining the Company’s 2007 and 2008 consolidated income tax returns. With limited exceptions, tax years prior to 2006 are no longer open in foreign, state or local tax jurisdictions where the Company has significant operations.
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

	Three Fiscal Months Ended
	October 1, 2010		October 2, 2009
	U.S. Plans	Non-U.S Plans	U.S. Plans	Non-U.S. Plans
Service cost	$0.4	$0.6	$0.4	$0.6
Interest cost	2.1	1.3	2.0	1.2
Expected return on plan assets	(2.3)	(0.4)	(1.9)	(0.3)
Amortization of prior service cost	—	—	0.1	0.1
Amortization of net loss	1.2	0.2	1.9	0.1

Net pension expense	$1.4	$1.7	$2.5	$1.7

	Nine Fiscal Months Ended
	October 1, 2010		October 2, 2009
	U.S. Plans	Non-U.S Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1.1	$1.8	$1.2	$1.8
Interest cost	6.3	4.1	6.1	3.7
Expected return on plan assets	(6.9)	(1.3)	(5.6)	(1.1)
Amortization of prior service cost	—	—	0.4	0.1
Amortization of net loss	3.6	0.5	5.4	0.3

Net pension expense	$4.1	$5.1	$7.5	$4.8

Defined benefit pension plan cash contributions for the three and nine fiscal months ended October 1, 2010 were $9.3 million and $13.1 million, respectively. Defined benefit pension plan cash contributions for the three and nine fiscal months ended October 2, 2009 were $6.8 million and $10.4 million, respectively.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Postretirement Benefits Other Than Pensions
General Cable has postretirement benefit plans that provide medical and life insurance for certain retirees and eligible dependants. General Cable funds the plans as claims or insurance premiums are incurred.
Net postretirement benefit expense included the following components (in millions):

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009
Service cost	$—	$—	$0.1	$0.1
Interest cost	0.1	0.2	0.3	0.4
Net amortization and deferral	—	—	—	0.1

Net postretirement benefit expense	$0.1	$0.2	$0.4	$0.6

Defined Contribution Plans
Expense under both U.S. and non-U.S. defined contribution plans generally equals up to nine percent of each eligible employee’s covered compensation based on the location and status of the employee. The net defined contribution plan expense recognized for the three and nine fiscal months ended October 1, 2010 was $2.0 million and $6.4 million, respectively. The net defined contribution plan expense recognized for the three and nine fiscal months ended October 2, 2009 was $2.0 million and $6.9 million, respectively.
12. Total Equity
General Cable is authorized to issue 200 million shares of common stock and 25 million shares of preferred stock.
Condensed consolidated statements of changes in equity are presented below for the nine fiscal months ended October 1, 2010 and October 2, 2009 (in millions).

		General Cable shareholders
							Accumulated
		Preferred	Common	Add’l			Other
		stock	Stock	Paid in	Treasury	Retained	Comprehensive	Noncontrolling
	Total	Amount	Amount	Capital	Stock	Earnings	Income/(Loss)	Interest
Balance, December 31, 2009	$1,509.8	$3.8	$0.6	$637.1	$(72.9)	$806.1	$(8.9)	$144.0
Comprehensive income (loss):
Net income including noncontrolling interest	42.0					34.4		7.6
Foreign currency translation adj.	28.5						43.5	(15.0)
Unrealized gain (loss) on financial instruments	10.4						10.9	(0.5)

Comprehensive income (loss)	80.9
Preferred stock dividend	(0.3)					(0.3)
Dividends paid to non-controlling interests	(3.9)							(3.9)
Excess tax benefit from stock compensation	0.2			0.2
Other — Issuance pursuant to restricted stock, stock options and other	8.8			11.4	(0.4)	0.1		(2.3)

Balance, October 1, 2010	$1,595.5	$3.8	$0.6	$648.7	$(73.3)	$840.3	$45.5	$129.9

		General Cable shareholders
							Accumulated
		Preferred	Common	Add’l			Other
		stock	Stock	Paid in	Treasury	Retained	Comprehensive	Noncontrolling
	Total	Amount	Amount	Capital	Stock	Earnings	Income/(Loss)	Interest
Balance, December 31, 2008	$1,140.6	$3.8	$0.6	$486.6	$(71.9)	$749.7	$(149.3)	$121.1
Comprehensive income:
Net income including noncontrolling interest	55.1	—	—	—	—	48.0	—	7.1
Foreign currency translation adj.	77.7	—	—	—	—	—	74.4	3.3
Unrealized gain (loss) on financial instruments	45.7	—	—	—	—	—	42.3	3.4
Unrealized investment gain (loss) on def comp	5.8	—	—	—	—	—	5.8	—

Comprehensive income	184.3	—	—	—	—	—	—	—
Preferred stock dividend	(0.3)	—	—	—	—	(0.3)	—	—
Excess tax benefit from stock compensation	0.7	—	—	0.7	—	—	—	—
Other — Issuance pursuant to restricted stock, stock options and other	13.6	—	—	8.5	(1.4)	0.1	—	6.4

Balance, October 2, 2009	$1,338.9	$3.8	$0.6	$495.8	$(73.3)	$797.5	$(26.8)	$141.3

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
The components of accumulated other comprehensive income (loss) as of October 1, 2010 and December 31, 2009, respectively, consisted of the following (in millions):

	October 1, 2010		December 31, 2009
	Company		Company
	common	Noncontrolling	common	Noncontrolling
	shareholders	interest	shareholders	interest
Foreign currency translation adjustment	$84.5	$10.6	$41.0	$4.4
Pension adjustments, net of tax	(45.1)	(0.8)	(45.1)	(0.8)
Change in fair value of derivatives, net of tax	(1.5)	(0.3)	(12.4)	0.2
Company deferred stock held in rabbi trust, net of tax	7.3	—	7.3	—
Other	0.3	—	0.3	—

Accumulated other comprehensive income (loss)	$45.5	$9.5	$(8.9)	$3.8

Comprehensive income consists of the following (in millions):

	Three Fiscal Months Ended
	October 1, 2010		October 2, 2009
	Company		Company
	common	Noncontrolling	common	Noncontrolling
	shareholders	interest	shareholders	interest
Net income (1)	$18.2	$3.6	$43.7	$2.9
Currency translation gain (loss)	91.2	0.8	47.2	1.2
Change in fair value of derivatives, net of tax	41.1	(0.3)	6.5	0.2

Comprehensive income (loss)	$150.5	$4.1	$97.4	$4.3

(1)	Net income before preferred stock dividend payments.

	Nine Fiscal Months Ended
	October 1, 2010		October 2, 2009
	Company		Company
	common	Noncontrolling	common	Noncontrolling
	shareholders	interest	shareholders	interest
Net income (1)	$34.4	$7.6	$48.0	$7.1
Currency translation gain (loss)	43.5	(15.0)	74.4	3.3
Change in fair value of derivatives, net of tax	10.9	(0.5)	42.3	3.4
Company deferred stock held in rabbi trust gain, net of tax	—	—	5.8	—

Comprehensive income (loss)	$88.8	$(7.9)	$170.5	$13.8

(1)	Net income before preferred stock dividend payments.
The Company maintains a deferred compensation plan (“Deferred Compensation Plan”) under the terms and conditions disclosed in the Company’s 2009 Annual Report on Form 10-K. The Company accounts for the Deferred Compensation Plan in accordance with “ASC 710 Compensation — General” as it relates to arrangements where amounts earned are held in a rabbi trust. The market value of mutual fund investments, nonvested and subsequently vested stock and restricted stock in the rabbi trust was $32.4 million as of October 1, 2010 and $33.6 million as of December 31, 2009. The market value of the assets held by the rabbi trust, exclusive of the market value of the shares of the Company’s nonvested and subsequently vested restricted stock, restricted stock units held in the deferred compensation plan and Company stock investments by participants’ elections, at October 1, 2010 and December 31, 2009 was $14.8 million and $14.2 million, respectively, and is classified as “other non-current assets” in the condensed consolidated balance sheets. Amounts payable to the plan participants at October 1, 2010 and December 31, 2009, excluding the market value of the shares of the Company’s nonvested and subsequently restricted vested stock and restricted stock units held, was $16.5 million and $16.0 million, respectively, and is classified as “other liabilities” in the condensed consolidated balance sheets.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
13. Share-Based Compensation
General Cable has various plans which provide for granting options, restricted stock units and restricted common stock to certain employees and independent directors of the Company and its subsidiaries. The Company recognizes compensation expense for share-based payments based on the fair value of the awards at the grant date. The table below summarizes compensation expense for the Company’s non-qualified stock options, non-vested stock awards, including restricted stock units, and performance-based non-vested stock awards based on the fair value method as estimated using the Black-Scholes valuation model for the three and nine fiscal months ended October 1, 2010 and October 2, 2009 (in millions).

	Three Fiscal Months Ended
	October 1, 2010	October 2, 2009
Non-qualified stock option expense	$1.1	$1.3
Non-vested stock awards expense	1.0	1.5

Total pre-tax share-based compensation expense	$2.1	$2.8

Excess tax benefit on share-based compensation	$—	$—

	Nine Fiscal Months Ended
	October 1, 2010	October 2, 2009
Non-qualified stock option expense	$3.2	$3.8
Non-vested stock awards expense	3.9	4.3

Total pre-tax share-based compensation expense	$7.1	$8.1

Excess tax benefit on share-based compensation (1)	$0.2	$0.7

(1)	Cash inflows recognized as financing activities in the condensed consolidated statements of cash flows.
The Company records compensation expense related to non-vested stock awards as a component of selling, general and administrative expense. There have been no material changes in financial condition or operations that would affect the method or the nature of the share-based compensation recorded in the current period or the prior comparative periods.
14. Shipping and Handling Costs
All shipping and handling amounts billed to a customer in a sales transaction are classified as revenue. Shipping and handling costs associated with storage and handling of finished goods and shipments to customers are included in cost of sales and totaled $30.5 million and $29.0 million, respectively, for the three fiscal months ended October 1, 2010 and October 2, 2009 and $86.3 million and $83.5 million, respectively, for the nine fiscal months ended October 1, 2010 and October 2, 2009.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
15. Earnings Per Common Share
The Company applied the two-class method of computing basic and diluted earnings per share for the three and nine fiscal months ended October 1, 2010 and October 2, 2009. Historically, and for the three and nine fiscal months ended October 1, 2010 and October 2, 2009, the Company did not declare, pay or otherwise accrue a dividend payable to the holders of the Company’s common stock or holders of unvested share-based payment awards (restricted stock). A reconciliation of the numerator and denominator of earnings per common share — basic to earnings per common share - assuming dilution is as follows (in millions, except per share data):

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	October 1,	October 2,	October 1,	October 2,
(in millions, except per share data)	2010	2009	2010	2009
Earnings per common share — basic:
Net income for basic EPS computation (1)	$18.1	$43.6	$34.1	$47.7

Weighted average shares outstanding for basic EPS computation (2)	52.1	52.0	52.1	51.9

Earnings per common share — basic (3)	$0.35	$0.84	$0.65	$0.92

Earnings per common share — assuming dilution:
Net income attributable to Company common shareholders	$18.1	$43.6	$34.1	$47.7
Add: preferred stock dividends, if applicable	0.1	0.1	0.3	0.3

Net income for diluted EPS computation(1)	$18.2	$43.7	$34.4	$48.0

Weighted average shares outstanding including nonvested shares	52.1	52.0	52.1	51.9
Dilutive effect of convertible bonds	—	—	—	—
Dilutive effect of stock options and restricted stock units	0.6	0.5	0.6	0.5
Dilutive effect of assumed conversion of preferred stock	0.4	0.4	0.4	0.4

Weighted average shares outstanding for diluted EPS computation(2)	53.1	52.9	53.1	52.8

Earnings per common share — assuming dilution	$0.34	$0.83	$0.65	$0.91

(1)	Numerator

(2)	Denominator

(3)	Under the two-class method, Earnings per share — basic reflects undistributed Earnings per share for both common stock and unvested share-based payment awards (restricted stock).
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
Regarding the 0.875% Convertible Notes, the average stock price threshold conditions had not been met as of October 1, 2010. At any such time in the future that the threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earnings per share — assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price. In addition, shares underlying the warrants will be included in the weighted average shares outstanding - assuming dilution when the average stock price per share for a quarter exceeds the $76.00 strike price of the warrants, and shares underlying the note hedges, will not be included in the weighted average shares outstanding — assuming dilution because the impact of the shares will always be anti-dilutive.
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
Regarding the 1.00% Senior Convertible Notes, the average stock price threshold conditions had not been met as of October 1, 2010. At any such time in the future that the threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earnings per share — assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price.
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
Regarding the Subordinated Convertible Notes, the average stock price threshold conditions had not been met as of October 1, 2010. At any such time in the future that the threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earnings per share — assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price.
The following table provides examples of how changes in the Company’s stock price would require the inclusion of additional shares in the denominator of the weighted average shares outstanding - assuming dilution calculation for the Subordinated Convertible Notes.

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
16. Segment Information
The Company conducts its operations through three geographic operating segments — North America, Europe and Mediterranean, and ROW, which consists of operations in Latin America, Sub-Saharan Africa, Middle East and Asia Pacific. The Company’s operating segments align with the structure of the Company’s internal management organization. All three segments engage in the development, design, manufacturing, marketing and distribution of copper, aluminum, and fiber optic communication, electric utility and electrical infrastructure wire and cable products. In addition to the above products, the ROW and the Europe and Mediterranean segments develop, design, manufacture, market and distribute construction products and the ROW segment develops, designs, manufactures, markets and distributes rod mill wire and cable products.
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
Where applicable, “Corporate” generally includes corporate activity, eliminations and assets such as: cash, deferred income taxes, certain property, including property held for sale, prepaid expenses and other certain current and non-current assets. Summarized financial information for the Company’s reportable segments for the three and nine fiscal months ended October 1, 2010 and October 2, 2009 is as follows:

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	October 1,	October 2,	October 2,	October 2,
(in millions)	2010	2009	2010	2009
Net sales:
North America	$463.8	$364.2	$1,318.4	$1,127.8
Europe and Mediterranean	328.1	361.5	1,052.9	1,133.6
ROW	408.6	356.1	1,135.8	994.8

Total	$1,200.5	$1,081.8	$3,507.1	$3,256.2

Operating Income:
North America	$14.0	$17.6	$73.0	$13.8
Europe and Mediterranean	9.0	25.6	18.5	41.8
ROW	19.1	41.2	67.7	67.9

Total	$42.1	$84.4	$159.2	$123.5

	October 1,	December 31,
(in millions)	2010	2009
Identifiable Assets:
North America	$886.4	$832.3
Europe and Mediterranean	1,482.2	1,520.9
ROW	1,787.4	1,552.6
Corporate	109.6	108.3

Total	$4,265.6	$4,014.1

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
At October 1, 2010 and December 31, 2009, the Company had an accrued liability of approximately $1.7 million and $1.0 million, respectively, for various environmental-related liabilities to the extent costs are known or can be reasonably estimated as its liability. American Premier Underwriters Inc., a former parent of General Cable, agreed to indemnify General Cable against all environmental-related liabilities arising out of General Cable’s or its predecessors’ ownership or operation of the Indiana Steel & Wire Company and Marathon Manufacturing Holdings, Inc. businesses, (which were divested by General Cable), without limitation as to time or amount. While it is difficult to estimate future environmental-related liabilities accurately, General Cable does not currently anticipate any material adverse impact on its results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.
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
In addition, Company subsidiaries have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by the Company. As of October 1, 2010, General Cable was a defendant in approximately 591 non-maritime cases and 30,881 maritime cases brought in various jurisdictions throughout the United States. As of October 1, 2010 and December 31, 2009, the Company had accrued, on a gross basis, approximately $5.1 million and had recovered approximately $0.5 million of insurance recoveries for these lawsuits. The Company does not believe that the outcome of the litigation will have a material adverse effect on its condensed consolidated results of operations, financial position or cash flows.
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
General Cable has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. At October 1, 2010, future minimum rental payments required under non-cancelable lease agreement during twelve month periods beginning October 1, 2010 through September 30, 2015 are $11.2 million, $8.0 million, $4.9 million, $3.8 million and $4.0 million, respectively, and $17.5 million thereafter.
As of October 1, 2010, the Company had $159.7 million in letters of credit, $155.9 million in various performance bonds and $217.8 million in other guarantees. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self insurance claims, defined benefit plan obligations, contract performance, assets pledged and quality and other various bank financing guarantees.
18. Unconsolidated Affiliated Companies
Unconsolidated affiliated companies are those in which the Company generally owns less than 50 percent of the outstanding voting shares. The Company does not control these companies and accounts for its investments in them on the equity basis. The unconsolidated affiliated companies primarily manufacture or market wire and cable products in our ROW segment. The Company’s share of the income of these companies is reported in the condensed consolidated statements of operations under “Equity in earnings of affiliated companies.” For the three and nine fiscal months ended October 1, 2010, equity in earnings of affiliated companies was $0.4 and $1.0 million, respectively, and for the three and nine fiscal months ended October 2, 2009, equity in earnings of affiliated companies was $0.1 and $0.4 million, respectively. The net investment in unconsolidated affiliated companies was $10.2 million as of October 1, 2010 and December 31, 2009, respectively. As of October 1, 2010, the Company’s ownership percentages were as follows: PDTL Trading Company Ltd. 49%, Colada Continua Chilean, S.A. 41%, Keystone Electric Wire & Cable Co., Ltd. 20% and Thai Copper Rod Company Ltd. 18%.
19. Fair Value Disclosure
ASC820 Fair Value Measurements and Disclosures provides a framework for measuring fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair market values of the Company’s financial instruments are determined based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair values are as follows:
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
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in millions).

	Fair Value Measurement
	October 1, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Derivative assets	$—	$30.6	$—	$30.6	$—	$30.4	$—	$30.4
Trading securities	14.8	—	—	14.8	14.2	—	—	14.2

Total Assets	$14.8	$30.6	$—	$45.4	$14.2	$30.4	$—	$44.6

Liabilities:
Derivative liabilities	$—	$16.1	$—	$16.1	$—	$13.4	$—	$13.4

Total liabilities	$—	$16.1	$—	$16.1	$—	$13.4	$—	$13.4

At October 1, 2010, there were no financial assets or financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). Similarly, there were no nonfinancial assets or nonfinancial liabilities measured at fair value on a non-recurring basis.
With the adoption of ASU 2010-06, there were no significant transfers in and out of Level 1 and Level 2 fair value measurements to be disclosed, as discussed in Note 2.

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
Condensed Statements of Operations
Three Fiscal Months Ended October 1, 2010

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$452.3	$748.2	$—	$1,200.5
Intercompany	13.2	—	25.3	(38.5)	—

	13.2	452.3	773.5	(38.5)	1,200.5
Cost of sales	—	408.1	692.4	(25.3)	1,075.2

Gross profit	13.2	44.2	81.1	(13.2)	125.3
Selling, general and administrative expenses	10.5	28.1	57.8	(13.2)	83.2

Operating income	2.7	16.1	23.3	—	42.1
Other income	—	1.3	6.4	—	7.7
Interest income (expense):
Interest expense	(15.3)	(21.3)	(6.3)	23.5	(19.4)
Interest income	20.8	2.5	1.7	(23.5)	1.5

	5.5	(18.8)	(4.6)	—	(17.9)

Income before income taxes	8.2	(1.4)	25.1	—	31.9
Income tax provision	(3.1)	13.2	(20.6)	—	(10.5)
Equity in net income of subsidiaries and affiliated companies	13.1	1.3	—	(14.0)	0.4

Net income including noncontrolling interest	18.2	13.1	4.5	(14.0)	21.8
Less: preferred stock dividends	0.1	—	—	—	0.1
Less: net income attributable to noncontrolling interest	—	—	3.6	—	3.6

Net income attributable to Company common shareholders	$18.1	$13.1	$0.9	$(14.0)	$18.1

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Condensed Statements of Operations
Nine Fiscal Months Ended October 1, 2010

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,285.9	$2,221.2	$—	$3,507.1
Intercompany	38.2	0.3	58.0	(96.5)	—

	38.2	1,286.2	2,279.2	(96.5)	3,507.1
Cost of sales	—	1,125.5	2,032.3	(58.3)	3,099.5

Gross profit	38.2	160.7	246.9	(38.2)	407.6
Selling, general and administrative expenses	29.9	98.3	158.4	(38.2)	248.4

Operating income	8.3	62.4	88.5	—	159.2
Other expense	—	(0.6)	(31.2)	—	(31.8)
Interest income (expense):
Interest expense	(45.9)	(63.3)	(17.7)	69.7	(57.2)
Interest income	61.6	7.8	4.0	(69.7)	3.7

	15.7	(55.5)	(13.7)	—	(53.5)

Income before income taxes	24.0	6.3	43.6	—	73.9
Income tax provision	(9.0)	11.2	(35.1)	—	(32.9)
Equity in net income of subsidiaries and affiliated companies	19.4	1.9	—	(20.3)	1.0

Net income including noncontrolling interest	34.4	19.4	8.5	(20.3)	42.0
Less: preferred stock dividends	0.3	—	—	—	0.3
Less: net income attributable to noncontrolling interest	—	—	7.6	—	7.6

Net income attributable to Company common shareholders	$34.1	$19.4	$0.9	$(20.3)	$34.1

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Condensed Statements of Operations
Three Fiscal Months Ended October 2, 2009

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$358.9	$722.9	$—	$1,081.8
Intercompany	10.2	0.7	21.0	(31.9)	—

	10.2	359.6	743.9	(31.9)	1,081.8
Cost of sales	—	313.3	623.8	(21.0)	916.1

Gross profit	10.2	46.3	120.1	(10.9)	165.7
Selling, general and administrative expenses	7.8	31.1	53.3	(10.9)	81.3

Operating income	2.4	15.2	66.8	—	84.4
Other income (expense)	0.1	1.7	(0.9)	—	0.9
Interest income (expense):
Interest expense	(17.3)	(18.1)	(9.5)	23.5	(21.4)
Interest income	17.6	5.9	0.9	(23.5)	0.9

	0.3	(12.2)	(8.6)	—	(20.5)

Income before income taxes	2.8	4.7	57.3	—	64.8
Income tax provision	(1.1)	(0.4)	(16.8)	—	(18.3)
Equity in net income of subsidiaries and affiliated companies	42.0	37.7	0.1	(79.7)	0.1

Net income	43.7	42.0	40.6	(79.7)	46.6
Less: preferred stock dividends	0.1	—	—	—	0.1
Less: net income attributable to noncontrolling interest	—	—	2.9	—	2.9

Net income applicable to Company common shareholders	$43.6	$42.0	$37.7	$(79.7)	$43.6

Condensed Statements of Operations
Nine Fiscal Months Ended October 2, 2009

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,111.3	$2,144.9	$—	$3,256.2
Intercompany	37.5	1.8	40.4	(79.7)	—

	37.5	1,113.1	2,185.3	(79.7)	3,256.2
Cost of sales	—	998.6	1,916.5	(40.4)	2,874.7

Gross profit	37.5	114.5	268.8	(39.3)	381.5
Selling, general and administrative expenses	29.6	107.7	160.0	(39.3)	258.0

Operating income	7.9	6.8	108.8	—	123.5
Other income	0.2	2.7	8.1	—	11.0
Interest income (expense):
Interest expense	(52.2)	(52.3)	(30.2)	68.7	(66.0)
Interest income	51.2	17.6	2.6	(68.7)	2.7

	(1.0)	(34.7)	(27.6)	—	(63.3)

Income (loss) before income taxes	7.1	(25.2)	89.3	—	71.2
Income tax (provision) benefit	(2.7)	7.0	(20.8)	—	(16.5)
Equity in net income of subsidiaries and affiliated companies	43.6	61.8	0.3	(105.3)	0.4

Net income	48.0	43.6	68.8	(105.3)	55.1
Less: preferred stock dividends	0.3	—	—	—	0.3
Less: net income attributable to noncontrolling interest	—	—	7.1	—	7.1

Net income applicable to Company common shareholders	$47.7	$43.6	$61.7	$(105.3)	$47.7

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Condensed Balance Sheets
October 1, 2010

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$30.2	$6.0	$354.8	$—	$391.0
Receivables, net of allowances	—	270.4	775.3	—	1,045.7
Inventories, net	—	376.8	785.5	—	1,162.3
Deferred income taxes	—	15.1	35.6	—	50.7
Prepaid expenses and other	1.9	25.8	73.0	—	100.7

Total current assets	32.1	694.1	2,024.2	—	2,750.4

Property, plant and equipment, net	0.4	196.2	840.7	—	1,037.3
Deferred income taxes	0.6	0.7	19.8	—	21.1
Intercompany accounts	1,125.3	412.6	4.1	(1,542.0)	—
Investment in subsidiaries	1,192.3	1,340.8	—	(2,533.1)	—
Goodwill	—	0.9	171.0	—	171.9
Intangible assets, net	—	3.7	198.1	—	201.8
Unconsolidated affiliated companies	—	4.2	6.0	—	10.2
Other non-current assets	10.4	20.8	41.7	—	72.9

Total assets	$2,361.1	$2,674.0	$3,305.6	$(4,075.1)	$4,265.6

Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$130.5	$729.8	$—	$860.3
Accrued liabilities	(18.6)	126.1	265.0	—	372.5
Current portion of long-term debt	—	0.1	118.3	—	118.4

Total current liabilities	(18.6)	256.7	1,113.1	—	1,351.2

Long-term debt	798.0	(0.1)	84.4	—	882.3
Deferred income taxes	103.4	(29.0)	120.5	—	194.9
Intercompany accounts	—	1,129.4	412.6	(1,542.0)	—
Other liabilities	12.7	124.7	104.3	—	241.7

Total liabilities	895.5	1,481.7	1,834.9	(1,542.0)	2,670.1

Total Company shareholders’ equity	1,465.6	1,192.3	1,340.8	(2,533.1)	1,465.6

Noncontrolling interest	—	—	129.9	—	129.9

Total liabilities and equity	$2,361.1	$2,674.0	$3,305.6	$(4,075.1)	$4,265.6

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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Condensed Statements of Cash Flows
Nine Fiscal Months Ended October 1, 2010

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$33.6	$(7.4)	$(45.6)	$—	$(19.4)

Cash flows of investing activities:
Capital expenditures	—	(13.1)	(69.4)	—	(82.5)
Proceeds from properties sold	—	0.1	4.3	—	4.4
Acquisitions, net of cash acquired	—	(3.9)	(27.8)	—	(31.7)
Other, net	—	4.1	(0.7)	—	3.4

Net cash flows of investing activities	—	(12.8)	(93.6)	—	(106.4)

Cash flows of financing activities:
Preferred stock dividends paid	(0.3)	—	—	—	(0.3)
Excess tax benefits from stock-based compensation	0.2	—	—	—	0.2
Intercompany accounts	(26.2)	17.1	9.1	—	—
Proceeds from revolving credit borrowings	—	11.1	—	—	11.1
Repayments of revolving credit borrowings	—	(11.1)	—	—	(11.1)
Proceeds (repayments) of other debt	—	(0.1)	61.2	—	61.1
Dividends paid to non-controlling interest	—	—	(3.9)	—	(3.9)
Proceeds from the exercise of stock options	0.2	—	—	—	0.2

Net cash flows of financing activities	(26.1)	17.0	66.4	—	57.3
Effect of exchange rate changes on cash and cash equivalents	—	(1.0)	(38.9)	—	(39.9)

Increase (decrease) in cash and cash equivalents	7.5	(4.2)	(111.7)	—	(108.4)
Cash and cash equivalents — beginning of period	22.7	10.2	466.5	—	499.4

Cash and cash equivalents — end of period	$30.2	$6.0	$354.8	$—	$391.0

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Condensed Statements of Cash Flows
Nine Fiscal Months Ended October 2, 2009

		Guarantor	Non-Guarantor
(in millions)	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$30.8	$(5.8)	$340.3	$—	$365.3

Cash flows of investing activities:
Capital expenditures	—	(21.2)	(89.1)	—	(110.3)
Proceeds from properties sold	—	0.1	0.3	—	0.4
Acquisitions, net of cash acquired	—	(14.2)	—	—	(14.2)
Intercompany accounts	—	—	—	—	—
Other, net	—	4.9	—	—	4.9

Net cash flows of investing activities	—	(30.4)	(88.8)	—	(119.2)

Cash flows of financing activities:
Preferred stock dividends paid	(0.3)	—	—	—	(0.3)
Excess tax benefits from stock-based compensation	0.7	—	—	—	0.7
Intercompany accounts	(29.9)	16.4	13.5	—	—
Proceeds from revolving credit borrowings	—	91.5	—	—	91.5
Repayments of revolving credit borrowings	—	(91.5)	—	—	(91.5)
Proceeds (repayments) of other debt, net	—	(2.2)	(80.5)	—	(82.7)
Proceeds from exercise of stock options	0.4	—	—	—	0.4

Net cash flows of financing activities	(29.1)	14.2	(67.0)	—	(81.9)

Effect of exchange rate changes on cash and cash equivalents	—	0.6	4.8	—	5.4

Increase (decrease) in cash and cash equivalents	1.7	(21.4)	189.3	—	169.6
Cash and cash equivalents — beginning of period	2.3	28.1	252.2	—	282.6

Cash and cash equivalents — end of period	$4.0	$6.7	$441.5	$—	$452.2

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Notes to Parent Company Condensed Financial Information
Basis of Presentation
In accordance with the requirements of Regulation S-X of the Securities and Exchange Commission, restricted net assets of the Company’s subsidiaries exceeded 25% of the Company’s total consolidated net assets. The Company’s Spanish Term Loans include covenants that require its Spanish subsidiary to maintain minimum net assets of 197 million euros. This financial information is condensed and omits many disclosures presented in the Consolidated Financial Statements and Notes thereto.
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
Parent Company transactions include interest, dividend, tax payments and intercompany sales transactions related to administrative costs incurred by the Parent Company, which are billed to Guarantor Subsidiaries on a cost-plus basis. These costs are reported in the Parent’s “Selling, general and administrative expenses” on the Condensed Consolidated Statement of Operations for the respective period(s). All intercompany transactions are presumed to be settled in cash when they occur and are included in operating activities on the statement of cash flows. Non-operating cash flow changes have been classified as financing activities in 2010.
A summary of cash and non-cash transactions of the Parent Company’s intercompany account is provided below for the nine fiscal months ended October 1, 2010 and the twelve months ended December 31, 2009:

(in millions)	October 1, 2010	December 31, 2009
Beginning Balance	$1,091.5	$1,037.3
Non-cash transactions
Convertible notes and other debt	—	8.9
Equity based awards	6.8	10.9
Foreign currency and other	0.8	19.3
Cash transactions	26.2	15.1

Ending Balance	$1,125.3	$1,091.5

Dividends
There were no cash dividend payments to the Parent Company from the Guarantor Subsidiaries in the nine fiscal months ended October 1, 2010 or October 2, 2009.
Parent Company Long-Term Debt
At October 1, 2010 and December 31, 2009, the Parent Company was party to the following long-term financing arrangements:

(in millions)	October 1, 2010	December 31, 2009
Subordinated Convertible Notes due 2029	$429.5	$429.5
Debt discount on Subordinated Convertible Notes due 2029	(265.9)	(266.6)
1.00% Senior Convertible Notes due 2012	10.6	10.6
Debt discount on 1.00% Senior Convertible Notes due 2012	(1.2)	(1.7)
0.875% Convertible Notes due 2013	355.0	355.0
Debt discount on 0.875% Convertible Notes due 2013	(63.9)	(77.0)
7.125% Senior Notes due 2017	200.0	200.0
Senior Floating Rate Notes	125.0	125.0
Other	8.9	8.9

Total Parent Company debt	798.0	783.7
Less current maturities	—	—

Parent Company Long-term debt	$798.0	$783.7

(in millions)	Q3 2011	Q3 2012	Q3 2013	Q3 2014	Q3 2015
Debt maturities twelve month period ending	$—	$—	$10.6	$355.0	$125.0
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the Company’s financial position, changes in financial position and results of operations. MD&A is provided as a supplement to the Company’s condensed consolidated financial statements and the accompanying Notes to condensed consolidated financial statements (“Notes”) and should be read in conjunction with the condensed consolidated financial statements and Notes.
Certain statements in this report including without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures and the Company’s or management’s beliefs, expectations or opinions, are forward-looking statements, and as such, General Cable desires to take advantage of the “safe harbor,” which is afforded such statements under the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those statements as a result of factors, risks and uncertainties over which the Company has no control. Such factors include those stated in Item 1A of the Company’s 2009 Annual Report on Form 10-K as filed with the SEC on March 1, 2010.
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
The following table sets forth net sales and operating income by reportable segment for the periods presented, in millions of dollars:

	Three Fiscal Months Ended				Nine Fiscal Months Ended
	October 1, 2010		October 2, 2009		October 1, 2010		October 2, 2009
Net sales:	Amount	%	Amount	%	Amount	%	Amount	%
North America	$463.8	39%	$364.2	34%	$1,318.4	38%	$1,127.8	35%
Europe and Mediterranean	328.1	27%	361.5	33%	1,052.9	30%	1,133.6	35%
ROW	408.6	34%	356.1	33%	1,135.8	32%	994.8	30%

Total net sales	$1,200.5	100%	$1,081.8	100%	$3,507.1	100%	$3,256.2	100%

Operating income:
North America	$14.0	33%	$17.6	21%	$73.0	46%	$13.8	11%
Europe and Mediterranean	9.0	22%	25.6	30%	18.5	12%	41.8	34%
ROW	19.1	45%	41.2	49%	67.7	42%	67.9	55%

Total operating income	$42.1	100%	$84.4	100%	$159.2	100%	$123.5	100%

General Cable’s reported net sales are directly influenced by the price of copper, and to a lesser extent, aluminum. The price of copper and aluminum as traded on the London Metal Exchange (“LME”) and COMEX has historically been subject to considerable volatility. During the past few years, global copper prices have steadily increased to new average record highs. In the three fiscal months ended October 1, 2010 and October 2, 2009, copper cathode on the COMEX averaged $3.30 and $2.67 per pound, respectively, and the daily price of aluminum rod averaged $1.01 and $0.87 per pound, respectively. In the nine fiscal months ended October 1, 2010 and October 2, 2009, copper cathode on the COMEX averaged $3.26 and $2.13 per pound, respectively, and the daily price of aluminum rod averaged $1.02 and $0.75 per pound, respectively. This copper and aluminum price volatility is representative of all reportable segments.

General Cable generally passes changes in copper and aluminum prices along to its customers, although there are timing delays of varying lengths depending upon the volatility of metals prices, the type of product, competitive conditions and particular customer arrangements. A significant portion of the Company’s electric utility and telecommunications business and, to a lesser extent, the Company’s electrical infrastructure business has metal escalators written into customer contracts under a variety of price setting and recovery formulas. The remainder of the Company’s business requires that volatility in the cost of metals be recovered through negotiated price changes with customers. In these instances, the ability to change the Company’s selling prices may lag the movement in metal prices by a period of time as the customer price changes are implemented. Therefore, in the short-term, during periods of escalating raw material cost inputs, to the extent the Company is able to raise prices in the market to recover the higher current cost of metals, the Company will generally experience a benefit from the sale of its relatively lower value inventory as computed under the weighted average inventory costing method. If the Company is unable to raise prices with the rise in the raw material market prices due to low levels of demand or a competitive price market the Company will experience lower operating income. Conversely, during periods of declining raw material cost inputs, to the extent the Company has to decrease prices in the market due to competitive pressure as the current cost of metals declines, the Company will generally experience downward pressure on its gross profit due to the sale of relatively higher value inventory as computed under the weighted average inventory costing method. If the Company is able to maintain price levels in an environment in which raw material prices are declining due to high levels of demand the Company will experience higher operating income. The Company hedges a portion of its metal purchases but does not engage in speculative metals trading.
The Company has historically experienced volatility on raw materials other than copper and aluminum used in cable manufacturing, such as insulating compounds, steel and wood reels, freight costs and energy costs. Generally, the Company attempts to adjust selling prices in most of its markets in order to offset the impact of this raw material price and other cost volatility on reported earnings. The Company’s ability to execute and ultimately realize price adjustments is influenced by competitive conditions in its markets, including manufacturing capacity utilization.
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
Current Business Environment
The wire and cable industry is competitive, mature and cost driven with minimal differentiation for many product offerings among industry participants from a manufacturing or technology standpoint. The Company continues to experience historically low demand and pricing across a broad spectrum of the Company’s products as a result of the effects of the global financial crisis and economic downturn which began in late 2007.
In addition to the factors previously mentioned, General Cable is currently being affected by the following general macro-level trends:
•	Slow global growth, mixed economic indicators and in many markets, continuing recessionary conditions;
•	Low levels of demand for construction products in Europe, particularly in the Spanish construction and electrical infrastructure markets;
•	Low levels of demand and low pricing across a broad spectrum of product lines as a result of the macroeconomic and heightened competitive environment;
•	Continued political uncertainty and currency volatility in certain developing markets;
•	Worldwide underlying long-term growth trends in electric utility and infrastructure markets;
•	Continuing demand for natural resources, such as oil and gas, and alternative energy initiatives; and
•	Population growth in developing countries with growing middle classes which influence demand for wire and cable.
The Company’s overall financial results discussed in this section of the Company’s quarterly report demonstrate the diversification of the Company’s product offering. In addition to the aforementioned macro-level trends, the Company anticipates that the following trends may affect the financial results of the Company during 2010. The Company’s working capital requirements have been and are expected to be impacted by continued volatile raw materials costs, including metals and insulating materials as well as freight and energy costs. Raw material costs, particularly copper and aluminum prices, have been and will likely continue to be volatile. Certain currencies around the world have been and are anticipated to remain volatile, particularly in developing markets located in certain countries in Latin America and Sub-Saharan Africa. Additionally, credit markets in certain regions around the world remain relatively restrictive compared to recent years due to economic conditions and as a result access to capital may be more difficult, as more fully discussed below.

As part of General Cable’s ongoing efforts to reduce total operating costs, the Company continuously evaluates its ability to more efficiently utilize existing manufacturing capacity. Such evaluation includes the costs associated with and benefits to be derived from the combination of existing manufacturing assets into fewer plant locations and the possible outsourcing of certain manufacturing processes. The Company may idle manufacturing facilities in the future from time to time depending on market conditions and expected demand. There were no material permanent facility closures during the nine months ended October 1, 2010 or October 2, 2009.
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
As more fully discussed below in the Liquidity and Capital Resources section, the Company’s current business environment encompasses credit markets in certain regions around the world that have grown increasingly restrictive in recent years. The Company has access to various credit facilities around the world and believes that it can adequately fund its global working capital requirements through both internal operating cash flow and use of the various credit facilities. Overall, the capital structure changes made in the recent years including the exchange of convertible debt during the fourth quarter of 2009, which effectively extended the maturity of the largest tranche of debt by 20 years, should allow the Company to maintain financial flexibility. The Company anticipates upward pressure on interest rates on certain of its credit facilities outside of North America at the time of renewal in the coming year. Additionally, as a result of the rapid and significant volatility in metal prices, the Company’s working capital requirements are expected to be variable for the foreseeable future.
Acquisitions and Divestitures
General Cable actively seeks to identify key trends in the industry to capitalize on expanding markets and new niche markets or exit declining or non-strategic markets in order to achieve better returns. The Company also sets aggressive performance targets for its business and intends to refocus or divest those activities which fail to meet targets or do not fit long-term strategies. We have completed several acquisitions and joint ventures in Egypt, South Africa, Oman, and France in the nine fiscal months ended October 1, 2010. The results of operations of the acquired businesses have been included in the Condensed Consolidated Financial Statements since the respective dates of the acquisition and have been determined to be immaterial individually and collectively for disclosure purposes. No material divestitures were made in the nine fiscal months ended October 1, 2010.
Critical Accounting Policies and Estimates
During the three fiscal months ended October 1, 2010, the Company did not change any of its critical accounting policies as disclosed in the Company’s 2009 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 1, 2010 except as it relates to the change in accounting principle of valuing all of its inventories that used the LIFO method to the average cost method as discussed in Notes 2 and 5 to the Company’s Condensed Consolidated Financial statements included in this Form 10-Q. The Company applied this change in accounting principle retrospectively to all prior periods presented herein in accordance with ASC250 Accounting Changes and Error Corrections. See Note 2 for information on this change in accounting principle. All other accounting policies used in preparing the Company’s interim fiscal 2010 Condensed Consolidated Financial Statements are the same as those described in the Company’s Form 10-K.
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

The FASB issued Accounting Standards Update No. 2010-12“Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts” (“ASU 2010-12”), which codifies an SEC Staff Announcement relating to accounting for the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act under ASC 740, “Income Taxes.” Management completed its assessment and adoption of ASU 2010-12 in the third quarter of 2010, and determined it has no material impact on the Company.
Results of Operations
The following table sets forth, for the periods indicated, statement of operations data in millions of dollars and as a percentage of net sales. Percentages may not add due to rounding.

	Three Fiscal Months Ended				Nine Fiscal Months Ended
	October 1, 2010		October 2, 2009		October 1, 2010		October 2, 2009
	Amount	%	Amount	%	Amount	%	Amount	%
Net sales	$1,200.5	100.0%	$1,081.8	100.0%	$3,507.1	100.0%	$3,256.2	100.0%
Cost of sales	1,075.2	89.6%	916.1	84.7%	3,099.5	88.4%	2,874.7	88.3%

Gross profit	125.3	10.4%	165.7	15.3%	407.6	11.6%	381.5	11.7%
Selling, general and administrative expenses	83.2	6.9%	81.3	7.5%	248.4	7.1%	258.0	7.9%

Operating income	42.1	3.5%	84.4	7.8%	159.2	4.5%	123.5	3.8%
Other income (expense)	7.7	0.6%	0.9	0.1%	(31.8)	(0.9)%	11.0	0.3%
Interest expense, net	(17.9)	(1.5)%	(20.5)	(1.9)%	(53.5)	(1.5)%	(63.3)	(1.9)%

Income before income taxes	31.9	2.7%	64.8	6.0%	73.9	2.1%	71.2	2.2%
Income tax (provision) benefit	(10.5)	(0.9)%	(18.3)	(1.7)%	(32.9)	(0.9)%	(16.5)	(0.5)%
Equity in net earnings of affiliated companies	0.4	—%	0.1	—%	1.0	—%	0.4	—%

Net income including noncontrolling interest	21.8	1.8%	46.6	4.3%	42.0	1.2%	55.1	1.7%
Less: preferred stock dividends	0.1	—%	0.1	—%	0.3	—%	0.3	—%
Less: net income attributable to noncontrolling interest	3.6	0.3%	2.9	0.3%	7.6	0.2%	7.1	0.2%

Net income attributable to Company common shareholders	$18.1	1.5%	$43.6	4.0%	$34.1	1.0%	$47.7	1.5%

Three Fiscal Months Ended October 1, 2010 Compared with Three Fiscal Months Ended October 2, 2009
Net Sales
The following tables set forth net sales, metal-adjusted net sales and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for the third quarter of 2009 have been adjusted to reflect the third quarter of 2010 copper COMEX average price of $3.30 per pound (a $0.63 increase compared to the same period in 2009) and the aluminum rod average price of $1.01 per pound (a $0.14 increase compared to the same period in 2009). Metal-adjusted net sales, a non-GAAP financial measure, is provided herein in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. See previous discussion of metal price volatility in the “Overview” section.

	Net Sales
	Three Fiscal Months Ended
	October 1, 2010		October 2, 2009
	Amount	%	Amount	%
North America	$463.8	39%	$364.2	34%
Europe and Mediterranean	328.1	27%	361.5	33%
ROW	408.6	34%	356.1	33%

Total net sales	$1,200.5	100%	$1,081.8	100%

	Metal-Adjusted Net Sales
	Three Fiscal Months Ended
	October 1, 2010		October 2, 2009
	Amount	%	Amount	%
North America	$463.8	39%	$397.3	33%
Europe and Mediterranean	328.1	27%	390.6	33%
ROW	408.6	34%	398.9	34%

Total metal-adjusted net sales	$1,200.5	100%	$1,186.8	100%

Metal adjustment			(105.0)

Total net sales	$1,200.5		$1,081.8

	Metal Pounds Sold
	Three Fiscal Months Ended
	October 1, 2010		October 2, 2009
	Pounds	%	Pounds	%
North America	80.1	33%	71.7	31%
Europe and Mediterranean	64.9	27%	67.0	30%
ROW	97.1	40%	88.2	39%

Total metal pounds sold	242.1	100%	226.9	100%

Net sales increased $118.7 million to $1,200.5 million in the third quarter of 2010 from $1,081.8 million in the third quarter of 2009. After adjusting the third quarter of 2009 net sales to reflect the $0.63 increase in the average monthly COMEX prices per pound of copper and the $0.14 increase in the average aluminum rod price per pound, net sales of $1,200.5 million reflect an increase of $13.7 million or 1%, from the metal-adjusted net sales of $1,186.8 million in the third quarter of 2009. Volume, as measured by metal pounds sold increased 15.2 million pounds or 7% to 242.1 million pounds in the third quarter of 2010 as compared to 226.9 million pounds in the third quarter of 2009. Metal pounds sold is provided herein as the Company believes this metric to be a reasonable measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. The increase in sales on a metal-adjusted basis is due to higher volume of $44.9 million, favorable product mix of approximately $11.1 million and $5.0 million of net sales attributable to the results of acquired business. These increases have been offset by unfavorable foreign currency exchange rate changes on the translation of reported revenues of $47.3 million.
Metal-adjusted net sales in the North America segment increased $66.5 million, or 17%, principally due to higher sales volume of $23.1 million, favorable product mix of approximately $34.8 million, $4.5 million of net sales attributable to the results of acquired business, and by favorable foreign currency exchange rate changes of $4.1 million, principally related to the Canadian dollar. Volume, as measured by metal pounds sold, increased by 8.4 million pounds, or 12%, in the third quarter of 2010 compared to the third quarter of 2009, which is primarily attributable to volume improvement in the electrical utility market, due to the release of transmission grid projects and terrestrial wind projects as well as improvement in demand for medium voltage distribution cables. The Company believes the increased volume in the third quarter of 2010 of electrical utility products will likely continue in the fourth quarter of 2010 but remains cautious.
Metal-adjusted net sales in the Europe and Mediterranean segment decreased $62.5 million, or 16%, principally due to lower sales volume of $5.2 million, unfavorable selling prices/product mix of approximately $22.7 million and unfavorable foreign currency exchange rate changes of $34.6 million, primarily due to a weaker euro relative to the dollar. Volume, as measured by metal pounds sold, decreased by 2.1 million pounds, or 3%, in the third quarter of 2010 compared to the third quarter of 2009. The decrease in net sales volumes is the result of economic conditions in Europe creating a more price competitive market. The decrease has been partially offset to a lesser extent by regional demand for high-voltage and extra-high-voltage cables to upgrade the electricity grid, as well as projects involving submarine energy cables and other alternative energy projects. The Council of the European Union, as part of a broader economic recovery plan, recently earmarked funding for numerous projects in the field of energy that may over time lead to an increase in demand for the Company’s products.
Metal-adjusted net sales in the ROW segment increased $9.7 million or 2%, principally due to higher sales volume of $27.0 million. This increase has been partially offset by an unfavorable product mix of approximately $1.0 million and unfavorable foreign currency exchange rate changes of $16.8 million. Volume, as measured by metal pounds sold, increased by 8.9 million pounds, or 10%, in the third quarter of 2010 compared to the third quarter of 2009. The increase in volume was primarily attributable an overall increase in demand across the South America and Asia Pacific regions, particularly in Brazil and Chile. In Brazil, demand for the Company’s low and medium voltage distribution cables increased due to projects such as “Lights for All”, which is designed to provide power to remote locations throughout the country and infrastructure spending in preparation for upcoming events such as the 2014 World Cup of Soccer and the 2016 Olympics. In Chile, sales increased as a result of reconstruction efforts following the Chilean earthquake earlier this year.

Gross Profit
Gross profit decreased to $125.3 million in the third quarter of 2010 from $165.7 million in the third quarter of 2009. Gross profit as a percentage of net sales for the three fiscal months ended October 1, 2010 decreased to 10.4% as compared to the three fiscal months ended October 2, 2009 of 15.3%. The decrease is due to a greater benefit in the third quarter of 2009 from the relatively higher average market price of metals sold compared to the cost of the lower value inventory relative to the third quarter of 2010 as well as competitive pricing environments across all segments in the third quarter of 2010 which was partially offset by the benefit of cost reductions in Europe earlier this year.
Selling, General and Administrative Expense
Selling, general and administrative expense (“SG&A”) increased to $83.2 million in the third quarter of 2010 from $81.3 million in the third quarter of 2009. SG&A as a percentage of metal-adjusted net sales was approximately 6.9% for the third quarters of 2010 and 2009.
Operating Income
The following table sets forth operating income by segment, in millions of dollars.

	Operating Income
	Three Fiscal Months Ended
	October 1, 2010		October 2, 2009
	Amount	%	Amount	%
North America	$14.0	33%	$17.6	21%
Europe and Mediterranean	9.0	22%	25.6	30%
ROW	19.1	45%	41.2	49%

Total operating income	$42.1	100%	$84.4	100%

Operating income for North America decreased $3.6 million despite higher volume due to a less favorable mix of products sold during the third quarter of 2010 as well as a heightened competitive pricing environment. In addition, in the third quarter of 2009 the Company benefited from the relatively higher average market price of metals sold compared to the cost of the lower value inventory as compared to the third quarter of 2010. The decrease was partially offset by targeted cost reductions completed in the past year.
Operating income in the Europe and Mediterranean segment decreased $16.6 million due to low levels of demand and a heightened competitive pricing environment particularly for residential and low-voltage cable and building wire, resulting in low plant utilization. In addition, in the third quarter of 2009 the Company benefited from the relatively higher average market price of metals sold compared to the cost of the lower value inventory as compared to the third quarter of 2010. The decrease was partially offset by targeted cost reductions in the first half of the year.
The decrease in operating income for the ROW segment of $22.1 million is attributable to a greater benefit from the relatively higher average market price of metals sold compared to the cost of the lower value inventory in the third quarter of 2009 as compared to the third quarter of 2010 as well as unfavorable foreign currency exchange rate changes on operating income of $8.7 million. Partially offsetting the decline was the impact of the overall volume increase in South America, particularly Brazil and Chile. In the third quarters of 2010 and 2009, operations in Venezuela generated operating income of $8.7 million and $18.7 million, respectively, which represents approximately 21% and 22% of consolidated operating income in the third quarter of 2010 and 2009, respectively. For additional information on the impact of the currency devaluation and foreign currency transaction losses on Venezuela’s results see Other Income (Expense) below.
Other Income (Expense)
Other income (expense) includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated as well as unrealized gains and losses on derivative instruments that are not designated as cash flow hedges. Other income for the third quarter 2010 and 2009 is $7.7 million and $0.9 million, respectively. In the third quarter of 2010, other income (expense) comprised of other income of $17.1 million related to foreign currency transaction gains (losses) and other expense of $9.4 million related to unrealized losses on derivative instruments of which $8.5 million is due to the dedesignation of cash flow hedges as a result of the deferral of raw material purchases related to changes in the anticipated timing of a certain project in Brazil. During the three fiscal months ended October 2, 2009, the Company recorded other income (expense) primarily related to foreign currency transaction gains and losses.

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
In the second quarter, the Company received authorization to import copper at the official exchange rate for essential goods of 2.60 BsF per U.S. dollar. For the three months ended October 1, 2010, the Company recorded $12.2 million in foreign exchange gains related to transactions completed at the 2.60 BsF per U.S. dollar essential rate. To date, 13.2 million pounds of copper have been approved at the essential rate. The Company purchased 9.3 million pounds of copper in the third quarter at the essential rate. In the third quarter no purchases were made on the parallel market.
On June 9, 2010, the Venezuelan government closed down the parallel market thereby declaring it illegal and imposing volume restrictions on each entity’s trading activity through a newly regulated system, the Sistema de Transacciones con Titulos en Moneda Extranjera (“SITME”). SITME provides entities with another legal alternative to obtaining foreign currency through the Commission for the Administration of Foreign Exchange (“CADIVI”). Currently, the Company is not using the SITME system to make purchases as non-copper materials are purchased domestically. Other income related to foreign currency transactions of $17.1 million includes a $12.0 million foreign exchange gain in Venezuela.
Interest Expense
Net interest expense decreased from $20.5 million in the third quarter of 2009 to $17.9 million in the third quarter of 2010, primarily as a result of completing the convertible debt exchange offer in the fourth quarter of 2009. The interest expense related to amortization of the debt discount as a result of the bifurcation of the Company’s convertible debt instruments resulted in lower non-cash interest expense principally due to longer dated maturity on the Company’s new convertible note as discussed in Note 8 to the Condensed Consolidated Financial Statements.
Tax Provision
The Company’s effective tax rate for the third quarters of 2010 and 2009 was 32.9% and 28.2%, respectively. The third quarter of 2010 effective tax rate included a net tax benefit of $18.5 million (including penalties and interest) for changes in uncertain tax positions that were primarily related to statute of limitations expirations and the settlement of tax exposures in various tax jurisdictions. The third quarter of 2010 effective tax rate also included $8.3 million of tax expense for valuation allowances recorded against deferred tax assets, which primarily related to the Company’s Mexican and Australian units due to losses in recent years and uncertainties regarding the ability to realize the future tax benefits as well as a true-up of our expected full year tax rate due to a change in a geographic mix of earnings.
Preferred Stock Dividends
The Company accrued and paid $0.1 million in dividends on its preferred stock in the third quarter of 2010 and 2009.

Nine Fiscal Months Ended October 1, 2010 Compared with Nine Fiscal Months Ended October 2, 2009
Net Sales
The following tables set forth net sales, metal-adjusted net sales and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for the first nine fiscal months of 2009 have been adjusted to reflect the first nine fiscal months of 2010 copper COMEX average price of $3.26 per pound (a $1.13 increase compared to the same period in 2009) and the aluminum rod average price of $1.02 per pound (a $0.27 increase compared to the same period in 2009). Metal-adjusted net sales, a non-GAAP financial measure, is provided herein in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. See previous discussion of metal price volatility in the “Overview” section.

	Net Sales
	Nine Fiscal Months Ended
	October 1, 2010		October 2, 2009
	Amount	%	Amount	%
North America	$1,318.4	38%	$1,127.8	35%
Europe and Mediterranean	1,052.9	30%	1,133.6	35%
ROW	1,135.8	32%	994.8	30%

Total net sales	$3,507.1	100%	$3,256.2	100%

	Metal-Adjusted Net Sales
	Nine Fiscal Months Ended
	October 1, 2010		October 2, 2009
	Amount	%	Amount	%
North America	$1,318.4	38%	$1,321.0	34%
Europe and Mediterranean	1,052.9	30%	1,309.3	34%
ROW	1,135.8	32%	1,236.1	32%

Total metal-adjusted net sales	$3,507.1	100%	$3,866.4	100%

Metal adjustment			(610.2)

Total net sales	$3,507.1		$3,256.2

	Metal Pounds Sold
	Nine Fiscal Months Ended
	October 1, 2010		October 2, 2009
	Pounds	%	Pounds	%
North America	218.7	32%	235.2	33%
Europe and Mediterranean	202.5	30%	221.4	31%
ROW	253.8	38%	265.1	36%

Total metal pounds sold	675.0	100%	721.7	100%

Net sales increased $250.9 million to $3,507.1 million in the first nine fiscal months of 2010 from $3,256.2 million in the first nine fiscal months 2009. After adjusting the first nine fiscal months 2009 net sales to reflect the $1.13 increase in the average monthly COMEX prices per pound of copper and the $0.27 increase in the average aluminum rod price per pound, net sales of $3,507.1 million reflect a decrease of $359.3 million or 9%, from the metal-adjusted net sales of $3,866.4 million in 2009. Volume, as measured by metal pounds sold, decreased 46.7 million pounds or 6% to 675.0 million pounds in the first nine fiscal months of 2010 as compared to 721.7 million pounds in the first nine fiscal months of 2009. Metal pounds sold is provided herein as the Company believes this metric to be a reasonable measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. The decrease in sales on a metal-adjusted basis is due to lower volume of $108.1 million, unfavorable selling prices/product mix of approximately $270.0 million and unfavorable foreign currency exchange rate changes on the translation of reported revenues of $8.2 million which have been partially offset by net sales of $27.0 million attributable to the results of acquired businesses.
Metal-adjusted net sales in the North America segment decreased $2.6 million, principally due to lower sales volume of $23.4 million and unfavorable selling prices/product mix of approximately $30.6 million. These decreases have been partially offset by favorable foreign currency exchange rate changes of $25.9 million, principally related to the Canadian dollar and $25.5 million of net sales attributable to the results of acquired business. Volume, as measured by metal pounds sold, decreased by 16.5 million pounds, or 7%, in the first nine fiscal months of 2010 compared to the first nine fiscal months of 2009, which is primarily attributable to the weak demand for the Company’s electric utility distribution and transmission cables, and telecommunication and electrical infrastructure products in the first six months of 2010, which has been partially offset by volume improvement in the electrical utility market, primarily related to transmission grid projects and terrestrial wind projects in the third quarter of 2010 as well as volume improvement in early cycle products, such as cables for maintenance and repairs, original equipment manufacturers and networking applications during the nine months ended October 1, 2010. The Company believes the increased volume in the third quarter of 2010 of electrical utility products will likely continue in the fourth quarter of 2010 but remains cautious.
Metal-adjusted net sales in the Europe and Mediterranean segment decreased $256.4 million, or 20%, principally due to lower sales volume of $48.7 million, unfavorable selling prices/product mix of approximately $168.2 million and unfavorable foreign currency exchange rate changes of $39.5 million. Volume, as measured by metal pounds sold, decreased by 18.9 million pounds, or 9%, in the first nine fiscal months of 2010 compared to the first nine fiscal months of 2009. The decrease in sales volume is the result of weak economic conditions in Europe and weakness in demand across a broad spectrum of products, particularly low-voltage cables and building wire products in the Spanish domestic construction and electrical infrastructure markets, which have been partially offset to a lesser extent by regional demand for high-voltage and extra-high-voltage cables to upgrade the electricity grid, projects involving submarine energy cables and other alternative energy projects. The Council of the European Union, as part of a broader economic recovery plan, recently earmarked funding for numerous projects in the field of energy that may over time lead to an increase in demand for the Company’s products.

Metal-adjusted net sales in the ROW segment decreased $100.3 million or 8%, principally due to lower sales volume of $36.0 million and unfavorable selling prices/product mix of approximately $71.2 million. These decreases have been partially offset by favorable foreign currency exchange rate changes of $5.4 million, primarily due to the strengthening of certain currencies in Central and South America relative to the dollar. Volume, as measured by metal pounds sold, decreased by 11.3 million pounds, or 4%, in the first nine fiscal months of 2010 compared to the first nine fiscal months of 2009. The decrease in volume was attributable to the challenges faced in Venezuela as the country continues to cope with complex exchange regulations that have caused disruptions in the electrical and constructions projects across the country. The decrease in demand has been partially offset by increased demand in the third quarter for low-voltage distribution cable in Brazil related to its “Lights for All” program, investments in the Brazilian infrastructure in preparation for upcoming events such as the 2014 World Cup of Soccer and the 2016 Olympics, an increase in domestic demand in Chile primarily due to reconstruction efforts after the Chilean earthquake, and for cable related to mining projects in Zambia.
Gross Profit
Gross profit increased to $407.6 million in the first nine fiscal months of 2010 from $381.5 million in the first nine fiscal months of 2009. Gross profit as a percentage of net sales for the nine fiscal months ended October 1, 2010 decreased to 11.6% as compared to the nine fiscal months ended October 2, 2009 of 11.7%. In the first nine fiscal months of 2010, the Company recorded $17.0 million in charges related to the substantial completion of negotiation with the works councils of various operations in Spain to permanently reduce manufacturing personnel. This charge has been more than offset by the current year benefit of ongoing LEAN initiatives and targeted costs reduction efforts made in the prior year, which include, among other actions, a focus on reducing discretionary spending and personnel reductions. Additionally, the Company benefited from the relatively higher average market price of metals compared to the cost of the lower value inventory in the first nine fiscal months of 2010 as compared to the first nine fiscal months of 2009.
Selling, General and Administrative Expense
SG&A decreased to $248.4 million in the first nine fiscal months of 2010 from $258.0 million in the first nine fiscal months of 2009. The decrease of $9.6 million in SG&A is primarily a result of the Company’s LEAN initiatives and targeted cost reduction efforts including, among other actions, lower commissions/royalties due to lower sales volume, a focus on reducing discretionary spending and personnel reductions. This has more than offset the $3.1 million expense primarily due to unfavorable adjustments to research and development tax credits in France. SG&A as a percentage of metal-adjusted net sales was approximately 7.1% and 6.7% for the first nine fiscal months of 2010 and 2009, respectively.
Operating Income
The following table sets forth operating income by segment, in millions of dollars.

	Operating Income
	Nine Fiscal Months Ended
	October 1, 2010		October 2, 2009
	Amount	%	Amount	%
North America	$73.0	46%	$13.8	11%
Europe and Mediterranean	18.5	12%	41.8	34%
ROW	67.7	42%	67.9	55%

Total operating income	$159.2	100%	$123.5	100%

The increase in operating income for the North America segment of $59.2 million is attributable to a greater benefit from the relatively higher average market price of metals compared to the cost of the lower value inventory in the first nine fiscal months of 2010 as compared to the first nine fiscal months of 2009 and lower SG&A of $7.3 million as a result of the Company’s LEAN initiatives and targeted costs reduction efforts which include, among other actions, a focus on reducing discretionary spending and personnel reductions partially offset by lower volume due to continued weak demand and weak pricing for electric infrastructure and electric utility products as a result of the weak economy and competitive environment.
The decrease in operating income for the Europe and Mediterranean segment of $23.3 million is primarily attributable to the weak demand and pricing for residential and low-voltage cable and building wire due to the economic slowdown in the Spanish construction and electrical infrastructure related markets, which has resulted in lower plant utilization. As a result, the Company completed negotiations with the works councils of the various operations in Spain to permanently reduce manufacturing personnel which resulted in a charge of $17.0 million. Also, in France the Company incurred $3.1 million of expense primarily due to unfavorable adjustments to research and development tax credits. The decrease in operating income has been partially offset by metal price trending, a reduction in discretionary spending and personnel reductions in the first nine fiscal months of 2010 as compared to the first nine fiscal months of 2009.

The operating income for the ROW segment was relatively flat. This is primarily attributable to a greater benefit from the relatively higher average market price of metals compared to the cost of the lower value inventory in the first nine fiscal months of 2010 as compared to the first nine fiscal months of 2009 and the Company’s LEAN initiatives and targeted costs reduction efforts which included, among other actions, a focus on reducing discretionary spending and personnel reductions offset by lower overall demand and unfavorable foreign currency exchange rate changes on operating income of $19.3 million. In the first nine fiscal months of 2010 and 2009, operations in Venezuela generated operating income of $27.6 million and $42.3 million, respectively, which represents approximately 17% and 34% of consolidated operating income in the first nine fiscal months of 2010 and 2009, respectively. For additional information on the impact of the currency devaluation and foreign currency transaction losses on Venezuela’s results see Other Income (Expense) below.
Other Income (Expense)
Other income (expense) includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated as well as unrealized gains and losses on derivative instruments that are not designated as cash flow hedges. During the nine fiscal months ended October 1, 2010 and October 2, 2009, the Company recorded other expense of $31.8 million and other income of $11.0 million, respectively. For the nine months ended October 1, 2010, other expense of $31.8 million was attributable to the $29.8 million Venezuelan currency devaluation, as discussed below, other income of $7.0 million resulting primarily from foreign currency transaction gains and losses, and other expense of $9.0 million related to unrealized losses on derivative instruments of which $8.5 million is due to the dedesignation of cash flow hedges as a result of the deferral of raw material purchases related to changes in the anticipated timing of a certain project in Brazil. During the nine fiscal months ended October 2, 2009, the Company recorded other income (expense) primarily related to foreign currency transaction gains and losses.
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
In the second quarter, the Company received authorization to import copper at the official exchange rate for essential goods of 2.60 BsF per U.S. dollar. For the nine months ended October 1, 2010, the Company recorded $16.6 million in foreign exchange gains related to transactions completed at the 2.60 BsF per U.S. dollar essential rate. To date, 13.2 million pounds of copper have been approved at the essential rate. The Company purchased 12.4 million pounds of copper in the nine months ended October 1, 2010 at the essential rate. Copper imports prior to the approval were imported at the parallel rate. For the nine months ended October 1, 2010, the Company recorded $10.7 million in foreign exchange losses related to copper imports at the parallel rate.
On June 9, 2010, the Venezuelan government closed down the parallel market thereby declaring it illegal and imposing volume restrictions on each entity’s trading activity through a newly regulated system, the Sistema de Transacciones con Titulos en Moneda Extranjera (“SITME”). SITME provides entities with another legal alternative to obtaining foreign currency through the Commission for the Administration of Foreign Exchange (“CADIVI”). Currently, the Company is not using the SITME system to make purchases as non-copper materials are purchased domestically. All other imported materials, prior to the shut down of the parallel market, were completed at the parallel rate or the essential rate based on requests previously on file with the Venezuelan government. The foreign exchange gain (loss) related to the other imported materials at the parallel rate was immaterial for the nine months ended October 1, 2010.
Due to the impact of the devaluation of its currency by the Venezuelan government, the Company recorded a pre-tax charge of $29.8 million in the first quarter of 2010 related to the remeasurement of the local balance sheet on the date of the devaluation at the official non-essential rate. The functional currency of the Company’s subsidiary in Venezuela is the U.S. dollar. Excluding the impact of the remeasurement of the local currency balance sheet as it relates to the devaluation of the Venezuelan Bolivar, other income resulting from foreign currency transaction gains and losses is $7.0 million in the nine months ended October 1, 2010, which includes a $5.9 million foreign exchange gain in Venezuela.
Interest Expense
Net interest expense decreased from $63.3 million in the first nine fiscal months of 2009 to $53.5 million in the first nine fiscal months of 2010 primarily as a result of completing the convertible debt exchange offer in the fourth quarter of 2009. The interest expense related to amortization of the debt discount as a result of the bifurcation of the Company’s convertible debt instruments resulted in lower non-cash interest expense principally due to the longer dated maturity of the Company’s new convertible note as discussed in Note 8 to the Condensed Consolidated Financial Statements.

Tax Provision
The Company’s effective tax rate for the first nine fiscal months of 2010 and 2009 was 44.5% and 23.2%, respectively. Excluding the impact of the Venezuelan Bolivar devaluation for which there is no tax benefit, the Company’s effective tax rate for the first nine fiscal months of 2010 was 31.8%, which included a $25.3 million net tax benefit (including penalties and interest) for changes in uncertain tax positions that were primarily related to statute of limitations expirations and the settlement of tax exposures in various tax jurisdictions. The effective tax rate for the first nine fiscal months of 2010 also included $8.3 million of tax expense for valuation allowances recorded against deferred tax assets, which primarily relate to the Company’s Mexican and Australian units due to losses in recent years and uncertainties regarding the ability to realize the future tax benefits.
Preferred Stock Dividends
The Company accrued and paid $0.3 million in dividends on its preferred stock in the first nine fiscal months of 2010 and 2009.
Liquidity and Capital Resources
In general, General Cable requires cash for working capital, capital expenditures, investment in internal product development, debt repayment, salaries and related benefits, interest, Series A preferred stock dividends, repurchase of common shares and taxes. General Cable’s working capital requirement decreases when it experiences softening incremental demand for products and/or a significant reduction in the price of copper, aluminum and/or other raw material cost inputs. Based upon historical experience, the cash on its balance sheet and the expected availability of funds under its current credit facilities, the Company believes its sources of liquidity will be sufficient to meet the Company’s cash requirements for working capital, capital expenditures, debt repayment, salaries and related benefits, interest, Series A preferred stock dividends and taxes for the next twelve months and foreseeable future.
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
Summary of Cash Flows
Operating cash outflow of $19.4 million in the first nine fiscal months of 2010 reflects a net working capital use of $176.3 million driven principally by increases in inventories and receivables of $142.7 million and $122.6 million, respectively, which were partially offset by increases in accounts payable, accrued and other liabilities of $96.7 million. The increase in accounts receivable is due to higher seasonal trading activity in the months leading up to the October 1, 2010 balance sheet date as compared to the equivalent period up to December 31, 2009 and to a lesser extent higher global selling prices in response to increased raw material costs. The increase in inventory is principally the result of historical trends as inventories are generally increased in the first nine months and reduced in the fourth quarter as manufacturing activity is lower for facility maintenance and scheduled shutdowns as well as higher raw material prices. The Company continues to adjust its production in order to balance inventory levels in 2010. The negative cash flows have been partially offset by the increase in accounts payable, accrued and other liabilities which was primarily the result of incremental manufacturing activity due to an increase in demand, higher raw material cost inputs and seasonal demand trends. Partially offsetting this net working capital use of cash in the first nine fiscal months of 2010 was $156.9 million of net cash inflows related to net income adjusted for depreciation and amortization, amortization on restricted stock awards, foreign currency loss, deferred income tax income, excess tax benefits from stock based compensation, convertible debt instrument non cash charges, and the gain on the disposal of property.
In Venezuela, government restrictions on the transfer of cash out of the country have limited the Company’s ability to immediately repatriate cash. Approximately 7% and 19% of the consolidated cash balance as of October 1, 2010 and December 31, 2009, respectively, is held in Venezuela. The proportion of operating cash flows attributable to Venezuela in the third quarter of 2010 as compared to total Company operating cash flows has returned to more normal operating levels. The Company expects this trend to continue into the foreseeable future after accounting for the effects of the currency devaluation announced by the Venezuelan government in January of 2010.

Cash flow used by investing activities was $106.4 million in the first nine fiscal months of 2010, principally reflecting $82.5 million of capital expenditures. The Company continues to focus its capital program on completing greenfield projects in India and Peru as well as projects around the world to upgrade equipment, improve efficiency and throughput and enhance productivity. The Company anticipates capital spending to be approximately $110.0 million in 2010.
Financing activities in the first nine fiscal months of 2010 generated $57.3 million of cash inflows primarily related to borrowings on various short-term credit facilities in the Company’s Rest of the World segment. See the “Debt and Other Contractual Obligations” section below for details.
Debt and Other Contractual Obligations
The Company’s outstanding debt obligations were $1,000.7 million as of October 1, 2010, which consisted of $9.4 million of 1.00% Senior Convertible Notes due in 2012 (net of debt discount), $291.1 million of 0.875% Convertible Notes due in 2013 (net of debt discount), $163.6 million of Subordinated Convertible Notes due in 2029 (net of debt discount), $200.0 million of 7.125% Senior Notes due in 2017, $125.0 million of Senior Floating Rate Notes due in 2015, $18.8 million drawn on Europe and Mediterranean credit facilities, $54.4 million of Spanish Term Loans, $112.9 million drawn on ROW credit facilities and $25.5 million of various other short-term loans. See Note 8 to the Condensed Consolidated Financial Statements for additional information regarding the Company’s outstanding debt obligations.
Failure to comply with any of the covenants, financial tests and ratios required by the Company’s existing or future debt obligations could result in a default under those agreements and under other agreements containing cross-default provisions, as defined in the Company’s Amended Credit Facility, 1.0% Senior Convertible Notes, 0.875% convertible notes, Subordinated Convertible Notes, 7.125% senior notes, senior floating rate notes and various other credit facilities maintained by the Company’s restricted subsidiaries. A default would permit lenders to cease making further extensions of credit, accelerate the maturity of the debt under these agreements and foreclose upon any collateral securing that debt. The lenders under the Company’s Amended Credit Facility have a pledge of all of the capital stock of existing and future U.S. and Canadian subsidiaries. The lenders under the Company’s Amended Credit Facility have a lien on substantially all of the Company’s U.S. and Canadian assets, including existing and future accounts receivable, cash, general intangibles, investment property and real property. The Company also has incurred secured debt in connection with some of its European operations. The lenders under these European secured credit facilities also have liens on assets of certain of our European subsidiaries. As a result of these pledges and liens, if the Company fails to meet its payment or other obligations under any of its secured indebtedness, the lenders under the applicable credit agreement would be entitled to foreclose on substantially all of the Company’s assets and liquidate these assets. Broadly, cross-default provisions would permit lenders to cause such indebtedness to become due prior to its stated maturity in the event a default remains unremediated for a period of time under the terms of one or more financing agreements, a change in control or a fundamental change. As of October 1, 2010 and December 31, 2009, the Company was in compliance with all debt covenants.
The Company’s defined benefit plans at December 31, 2009 were underfunded by $103.4 million. Pension expense for the Company’s defined benefit pension plans for the nine fiscal months ended October 1, 2010 was $9.2 million and cash contributions were approximately $13.1 million.

The Company anticipates being able to meet its obligations as they come due based on historical experience and the expected availability of funds under its current credit facilities. The Company’s contractual obligations and commercial commitments as of October 1, 2010 (in millions of dollars) are summarized below.

	Payments Due by Period
		Less than	1-3	4-5	After 5
Contractual obligations(1):	Total	1 Year	Years	Years	Years
Total debt (excluding capital leases) (6)	$994.7	$117.4	$83.1	$419.0	$375.2
Convertible debt at maturity(6,7)	331.0	—	1.2	63.9	265.9
Capital leases	6.0	1.0	2.2	2.4	0.4
Interest payments on 7.125% Senior Notes	99.7	14.2	28.5	28.5	28.5
Interest payments on Senior Floating Rate Notes	16.2	3.6	7.2	5.4	—
Interest payments on 0.875% Convertible Notes	11.6	3.1	6.2	2.3	—
Interest payments on 1.00% Senior Convertible Notes	0.3	0.1	0.2	—	—
Interest payments on Subordinated Convertible Notes	269.1	20.6	41.7	42.5	164.3
Interest payments on Spanish term loans	4.7	2.2	2.3	0.2	—
Operating leases(2)	49.4	11.2	12.9	7.8	17.5
Preferred stock dividend payments	1.0	0.3	0.6	0.1	—
Defined benefit pension obligations(3)	12.5	12.5	—	—	—
Postretirement benefits	9.8	1.4	2.4	2.0	4.0
Commodity futures and forward pricing agreements(4)	291.6	243.3	48.3	—	—
Foreign currency contracts(4)	280.0	211.9	68.1	—	—
Unrecognized tax benefits, including interest and penalties(5)	—	—	—	—	—

Total	$2,377.6	$642.8	$304.9	$574.1	$855.8

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

5)
Unrecognized tax benefits of $72.4 million have not been reflected in the above table due to the inherent uncertainty as to the amount and timing of settlement, which is contingent upon the occurrence of possible future events, such as examinations and determinations by various tax authorities.

6)	Reflects adjustment for ASC No. 470, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion.

7)	Represents the current debt discount on the Company’s 1.00% Senior Convertible Notes, 0.875% Convertible Notes and Subordinated Convertible Notes as a result of adopting ASC No. 470.
Off Balance Sheet Assets and Obligations
As part of the BICC plc acquisition, BICC plc agreed to indemnify General Cable against environmental liabilities existing at the date of the closing of the purchase of the business. In the sale of the businesses to Pirelli, General Cable generally indemnified Pirelli against any environmental liabilities on the same basis as BICC plc indemnified the Company in the earlier acquisition. However, the indemnity the Company received from BICC plc related to the European business sold to Pirelli terminated upon the sale of those businesses to Pirelli. In addition, General Cable has agreed to indemnify Pirelli against any warranty claims relating to the prior operation of the business. General Cable has also agreed to indemnify Southwire Company against certain liabilities arising out of the operation of the business sold to Southwire prior to its sale. As a part of the 2005 acquisition, SAFRAN SA agreed to indemnify General Cable against certain environmental liabilities existing at the date of the closing of the purchase of Silec. These indemnifications are discussed in more detail at Note 17 to the condensed consolidated financial statements.
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

As of October 1, 2010, the Company had $159.7 million in letters of credit, $155.9 million in various performance bonds and $217.8 million in other guarantees. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self insurance claims, defined benefit plan obligations, assets pledged, contract performance, quality and other various bank and financing guarantees.
See the previous section, “Debt and Other Contractual Obligations,” for information on debt-related guarantees.
Environmental Matters
The Company’s expenditures for environmental compliance and remediation amounted to approximately $1.1 million, $1.7 million and $2.5 million for the three and nine months ended October 1, 2010 and twelve months ended December 31, 2009, respectively. In addition, certain of General Cable’s subsidiaries have been named as potentially responsible parties in proceedings that involve environmental remediation. The Company has accrued $1.7 million at October 1, 2010 for all environmental liabilities. Environmental matters are described in Item 1, which is incorporated herein by reference. While it is difficult to estimate future environmental liabilities, the Company does not currently anticipate any material adverse effect on results of operations, cash flows or financial position as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs.
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
Actual results may differ materially from those discussed in forward-looking statements as a result of factors, risks and uncertainties relating to the Company’s operations and business environment over many of which we have no control. These factors include, without limitation, the following: economic and political consequences resulting from terrorist attacks, war and political and social unrest; increased exposure to political and economic developments, crises instability, terrorism, civil strife, expropriation and other risks of doing business in foreign markets, economic consequences arising from natural disasters and other similar catastrophes, such as floods, earthquakes, hurricanes and tsunamis; domestic and local country price competition, particularly in certain segments of the power cable market and other competitive pressures; general economic conditions, particularly those in the construction, energy and information technology sectors; changes in customer or distributor purchasing patterns in our business segments; our ability to increase manufacturing capacity and productivity; the financial impact of any future plant closures; our ability to successfully complete and integrate acquisitions and divestitures and our ability to realize expected cost savings or other perceived benefits of these transactions; our ability to negotiate extensions of labor agreements on acceptable terms and to successfully deal with any labor disputes; our ability to service, and meet all requirements under, our debt, and to maintain adequate domestic and international credit facilities and credit lines; our ability to pay dividends on our preferred stock; our ability to make payments of interest and principal under our existing and future indebtedness and to have sufficient available funds to effect conversions and repurchases from time to time; lowering of one or more debt ratings issued by nationally recognized statistical rating organizations, and the adverse impact such action may have on our ability to raise capital and on our liquidity and financial conditions; the impact of unexpected future judgments or settlements of claims and litigation; our ability to achieve target returns on investments in our defined benefit plans; our ability to avoid limitations on utilization of net losses for income tax purposes; our ability to continue our uncommitted accounts payable confirming arrangement and our accounts receivable financing arrangement for our European operations, the cost and availability of raw materials, including copper, aluminum and petrochemicals; our ability to increase our selling prices during periods of increasing raw material costs; our ability to recover the value of our inventory in a period when replacement costs are lower than the recorded value of inventory, the impact of foreign currency fluctuations, devaluations and changes in interest rates; the impact of technological changes; and other material factors. The foregoing factors should not be construed as exhaustive and should be read together with important information regarding risks and factors that may affect the Company’s future performance set forth under Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and as updated in the Company’s Quarterly Reports on Form 10-Q filed thereafter for the 2010 fiscal year.

These statements reflect the current views and assumptions of management with respect to future events. The Company does not undertake, and hereby disclaims, any obligation to update or correct these forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events in the future. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. The inclusion of any statement in this report does not constitute an admission by the Company, its management or any other person that the events or circumstances described in such statement are material.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
General Cable is exposed to various market risks, including changes in interest rates, foreign currency and raw material (commodity) prices. To manage risks associated with the volatility of these natural business exposures, General Cable enters into interest rate, commodity and foreign currency derivative agreements, as well as copper and aluminum forward pricing agreements. General Cable does not purchase or sell derivative instruments for trading purposes. General Cable does not engage in trading activities involving commodity contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques. Depending on the extent of an unrealized loss position on a derivative contract held by the Company, certain counterparties may require a deposit to secure the derivative contract position. As of October 1, 2010, and December 31, 2009 there were no contracts held by the Company that required collateral to secure the Company’s derivative liability positions.
The notional amounts and fair values of these designated cash flow financial instruments at October 1, 2010 and December 31, 2009 are shown below (in millions). The carrying amount of the financial instruments was a net asset of $23.4 million and net asset of $17.2 million at October 1, 2010 and December 31, 2009, respectively.

	October 1, 2010		December 31, 2009
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Cash flow hedges:
Interest rate swap	$63.4	$(2.2)	$60.1	$1.9
Commodity futures	223.4	21.2	195.0	16.0
Foreign currency forward exchange	244.0	4.4	274.8	(0.7)

		$23.4		$17.2

Note: As of October 1, 2010 and December 31, 2009, derivative instruments not designated as cash flow hedges had a notional value of $70.6 million and $29.6 million, respectively, and the carrying amount of the financial instruments was a net liability of $8.9 million and $0.2 million, respectively.

Other Forward Pricing Agreements
In the normal course of business, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At October 1, 2010 and December 31, 2009, General Cable had $33.6 million and $62.2 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At October 1, 2010 and December 31, 2009, the fair value of these arrangements was $38.3 million and $67.7 million, respectively, and General Cable had unrealized gains of $4.7 million and $5.5 million, respectively, related to these transactions. General Cable expects the unrealized gains (losses) under these agreements to be offset as a result of firm sales price commitments with customers.
ITEM 4. CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met.

In connection with the preparation of this Quarterly Report on Form 10-Q, as of October 1, 2010, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of October 1, 2010.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. In connection with the preparation of this Quarterly Report on Form 10-Q, as of October 1, 2010, the Company, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this process, management concluded that internal control over financial reporting was effective as of October 1, 2010.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting, as such item is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the fiscal quarter ended October 1, 2010, that have materially affected, or are reasonable likely to materially affect the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of the date of this filing, there have been no additional material legal proceedings or material developments in the legal proceedings disclosed in the Company’s 2009 Annual Report on Form 10-K.
ITEM 1A. RISK FACTORS
For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see (i) the risk factors discussion provided under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, (ii) the “Cautionary Statement Regarding Forward-Looking Statements” included in Part I, Item 2 of this Quarterly Report on Form 10-Q and (iii) the additional risk factor set forth in Part II, Item 1A of Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2010.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The employees of the Company do have the right to surrender to the Company shares in payment of minimum tax obligations upon the vesting of grants of common stock under the Company’s equity compensation plans. During the three months ended October 1, 2010, 146 shares were surrendered to the Company by employees in payment of minimum tax obligations upon the vesting of nonvested stock under the Company’s equity compensation plans, and the average price paid per share was $26.95. During the nine months ended October 1, 2010, 16,974 shares were surrendered to the Company by employees in payment of minimum tax obligations upon the vesting of nonvested stock under the Company’s equity compensation plans, and the average price paid per share was $28.26.

ITEM 6. EXHIBITS
The following exhibits are filed herewith or incorporated herein by reference. Documents indicated by an asterisk (*) are filed herewith. Documents not indicated by an asterisk are incorporated by reference to the document indicated.
a) Exhibits

3.1
Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Post-Effective Amendment No. 1 to Form S-4 (File No. 333-143017) filed on June 11, 2007).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K (File No. 001-12983) filed on May 14, 2010).
3.3	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K (File No. 001-12983) as filed on May 14, 2010).
*12.1	Computation of Ratio of Earnings to Fixed Charges
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14
*32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

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

General Cable Corporation
Signed: November 5, 2010	By:	/s/ BRIAN J. ROBINSON
Brian J. Robinson
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

3.1
Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Post-Effective Amendment No. 1 to Form S-4 (File No. 333-143017) filed on June 11, 2007).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K (File No. 001-12983) filed on May 14, 2010).
3.3	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K (File No. 001-12983) as filed on May 14, 2010).
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14
32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

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