Form 10-K
period 2010-12-31
GENERAL CABLE CORP /DE/
filed 2011-02-25
CIK 886035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “accelerated filer, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $1,364.7 million at June 30, 2010 (based upon non-affiliate holdings of 51,209,652 shares and a market price of $26.65 per share).
As of February 18, 2011, there were 52,156,550 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
INDEX TO ANNUAL REPORT
ON FORM 10-K

PART I.

ITEM 1.	BUSINESS
General Cable Corporation (the Company) is a global leader in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for the energy, industrial, specialty and communications markets. The Company is a Delaware corporation and was incorporated in April 1994. The Company and its predecessors have served various wire and cable markets for over 150 years. The Company’s immediate predecessor was a unit of American Premier Underwriters, Inc. (American Premier), previously known as The Penn Central Corporation. American Premier acquired the Company’s existing wire and cable business in 1981 and significantly expanded the business between 1988 and 1991 by acquiring Carol Cable Company, Inc. and other wire and cable businesses and facilities. In June 1994, a subsidiary of Wassall PLC acquired the predecessor by purchase of General Cable’s outstanding subordinated promissory note, the General Cable common stock held by American Premier and a tender offer for the publicly-held General Cable common stock. Between May and August 1997, Wassall consummated public offerings for the sale of all of its interest in General Cable’s common stock. The Company has operated as an independent public company since completion of the offerings.
The Company has a strong market position in each of the segments in which it competes due to geographic, product, and customer diversity and its ability to operate as a low cost provider. Technical expertise and implementation of Lean Six Sigma (“Lean”) strategies have contributed to the Company’s ability to maintain its position as a low cost provider. The Company sells a wide variety of copper, aluminum and fiber optic wire and cable products, which it believes represents one of the most diversified product lines in the industry. As a result, the Company is able to offer its customers a single source for most of their wire and cable requirements. As of December 31, 2010, the Company manufactures its product lines in 47 facilities including four facilities owned by companies in which the Company has an equity investment and sells its products worldwide through its global operations.
Business Segments
The Company’s three external reportable segments include — North America, Europe and Mediterranean, and Rest of World (ROW), which consists of operations in Latin America, Sub-Saharan Africa, Middle East and Asia Pacific. All three segments engage in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for the energy, industrial, specialty and communications markets. In addition to the above products, the ROW segment and the Europe and Mediterranean segment develop, design, manufacture, market and distribute construction products and the ROW segment manufactures and distributes rod mill wire and cable products. Additional financial information regarding the segments appears in Note 16 to the Consolidated Financial Statements.
North America
The North America segment engages in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for the energy, industrial, specialty and communications markets principally in the United States and Canada primarily to domestic customers for use in the electric utility, electrical infrastructure and communications industries. The North America segment contributed approximately 37%, 34%, and 35% of the Company’s consolidated revenues for 2010, 2009 and 2008, respectively.
The economic conditions in the United States and Canada have continued to negatively affect demand and pricing in a broad spectrum of markets in North America. Demand for electric utility products in North America is well below levels experienced during the period coming out of the last recession and has resulted in a very competitive pricing environment; however, demand for electric utility products rebounded in the second half of 2010 after two years of declining demand, primarily due to transmission grid and terrestrial wind farm projects. Full year volumes are still the lowest we have experienced in a decade.
The electric utility market served by the Company is dependent on a variety of factors including housing and construction, governmental energy and tax policy, electricity demand, rate case decisions and the investment policies of electric utilities. The Company believes that the increase in electricity consumption in North America over the long-term has outpaced the rate of utility investment in North America’s energy grid. As a result, the Company believes the average age of power transmission cables has increased and the current electric transmission infrastructure needs to be upgraded in order to alleviate transmission grid reliability and capacity issues. Investment in the energy grid stemming from historical power outages in the U.S. and Canada and published studies by the North American Electric Reliability Council emphasizing the need to upgrade the power transmission infrastructure used by electric utilities should over time result in an increase in demand for the Company’s electric utility products. Improvements to the transmission grid infrastructure and reliability of power availability under energy legislation passed in the United States in 2005 have been difficult due to the complexities of interstate projects at the local, state and federal level. Investment in renewable energy has been a source of growth in the wire and cable industry over the last several years due, in part, to the availability of credit and tax incentives resulting from legislation passed in the United States in 2004. The investment tax credit portion of this legislation and subsequent legislation have generally provided for a relatively short investment time horizon which has caused volatility as it relates to the investment in alternative energy and the resulting demand for our products over the last several years. As the Company is a significant manufacturer of wire and cable used in wind farms, increased investment in alternative energy, while volatile, has resulted in an increase in demand for the Company’s products in recent years. On December 16, 2010, the investment tax credit was renewed for alternative energy projects which are expected to continue to support demand for the Company’s products in 2011. Additionally, the economic stimulus package passed by Congress in 2009 contained legislation which has increased investment in the electric transmission infrastructure, high-speed broadband infrastructure and alternative energy sources and over time may lead to further increase in demand for the Company’s products.
The Company has strategic alliances in the United States and Canada with a number of major utility customers and is strengthening its market position through these agreements. The Company utilizes a network of direct sales and authorized distributors to supply bare overhead and low-, medium-, and high-voltage bare cable products. Approximately, 3,000 utility companies represent this market. A majority of the Company’s electric utility customers have entered into written agreements with the Company for the purchase of wire and cable products. These agreements typically have one to four year terms and provide adjustments to selling prices to reflect fluctuations in the cost of raw materials. These agreements do not guarantee a minimum level of sales. Approximately 60% of the Company’s 2010 electric utility business revenues in North America were under contract.
The market for electrical infrastructure cable products in North America has many niches. Sales in North America are heavily influenced by the level of industrial construction spending as well as the level of capital equipment investment and maintenance, factory automation and mining activity. In 2008, North America demand was influenced by industrial sector maintenance spending and high demand for products used in the mining, oil, gas, and petrochemical markets. Demand in 2009 decreased for these products due to the overall weak economic conditions and, in part, as a result of the significant decline in oil prices, which influenced drilling, coal mining activity and investment in alternatives energy sources. In 2010 the demand for the full year continued to remain weak despite improvement in the second half of 2010. The competitive pricing environment still presents a challenge compounded with rising raw material costs. The pricing environment has been and is expected to continue to be difficult due to excess capacity in the industry combined with weaker demand.
The strengthening demand in electrical infrastructure products in the latter part of 2010 was primarily due to specialty markets. Demand for oil, gas, and petrochemical products increased as land drilling increased due to shale gas exploration and steady gas prices. Additionally, new products were introduced in the original equipment manufacturer (OEM) solar and wind markets increasing overall demand.
Over the last several years, demand for outside plant telecommunications cables has experienced a significant decline from historical levels. Overall demand for telecommunications products from the Company’s traditional Regional Bell Operating Company (RBOC) customers in North America has also declined over the last several years. Recent RBOC merger activity, declining broadband investment, allocation of capital to fiber-to-the-home initiatives, weakness in the United States housing market and budgetary constraints caused partially by higher copper costs have reduced both RBOC and distributor purchasing volumes in this segment.
The deployment of fiber optic products into the telephone network has negatively impacted telephone companies’ purchases of the Company’s copper based telecommunications cable products. The Company believes the negative impact on the purchase of copper based products has been somewhat mitigated by some customers upgrading a portion of their copper network to support further investment in fiber broadband networks. Growth in the overall communications market, which is largely dependent upon housing starts and the level of information technology spending on network infrastructure, is expected to remain weak in the foreseeable future due to the current economic conditions in the United States.
Europe and Mediterranean
The Europe and Mediterranean segment engages in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for the energy, industrial, specialty and communications markets originating in Algeria, Angola, Egypt, France, Germany, Portugal and Spain, and services markets throughout Europe and the Mediterranean. This segment produces electric utility, electrical infrastructure, construction, and communications products. Additionally, the Europe and Mediterranean segment provides installation services for high-voltage and extra high-voltage electric utility projects around the world. The Europe and Mediterranean segment contributed approximately 31%, 36% and 35% of the Company’s consolidated revenues for 2010, 2009 and 2008, respectively.

This segment has expanded in recent years due to several key acquisitions. These acquisitions have broadened the Company’s customer base and the product offering to expand its presence in the European and Mediterranean markets, which had previously been concentrated in the Iberian Peninsula. These acquisitions include the purchase of a majority ownership of BICC Egypt S.A.E. (Egypt) in October 2010, Enica Biskra (Algeria) in May 2008, Norddeutsche Seekabelwerke GmbH& Co. (NSW) in April 2007, E.C.N. Cable Group S.L. (ECN) in August 2006 and Silec Cable, S.A.S. (Silec) in December 2005. Egypt manufactures a wide variety of wire and cable products for the electrical markets including low-voltage insulated power and control cables, building wire, instrumentation cable, halogen-free power and control cables, and overhead power cables. Enica Biskra is a joint venture formed with an Algerian state-owned manufacturer of low- and medium-voltage power and construction cables. NSW is a global supplier of offshore communications, power and control cables as well as aerial cables for power utility communication and control networks. ECN’s global sales consist mostly of sales of aluminum aerial high-voltage cables, low- and medium-voltage insulated power cables and bi-metallic products used in electric transmission and communications. Silec is a global leader in the design, engineering and installation of high- voltage underground links as well as cabling systems for energy transmission and distribution markets. These acquisitions demonstrate the Company’s strategic initiative to expand its global geographic footprint and broaden its product diversity.
The ongoing weak economic conditions have affected a broad spectrum of markets throughout Europe, particularly in Spain and Portugal, where the recessionary conditions have had a significant impact on the domestic construction markets. Growth in European and Mediterranean electric utility markets is largely dependent on the investment policies of electric utilities, infrastructure improvement and the growing needs of emerging economies. The Company believes that the increase in electricity consumption in Europe has outpaced the rate of utility investment in Europe’s energy grid, historically. As a result, the Company believes the average age of power transmission cables has increased and the current electric transmission infrastructure needs to be upgraded in order to alleviate transmission grid reliability and capacity issues. Similar to the economic stimulus in the United States focused on enhanced investment in electric transmission infrastructure, high-speed broadband infrastructure and alternative energy projects as discussed in the Company’s North America segment, the Council of the European Union, as part of a broader economic recovery plan, recently earmarked funding for numerous projects in the field of energy, such as large grid interconnection projects.
In October 2010, NSW was awarded a complete turn-key solution project which includes the design, manufacture, supply and installation of high voltage export submarine cable, terrestrial underground transmission cable as well as associated accessories for the offshore wind farm, Baltic 2. The order value of the project is 195 million Euro. The project allows General Cable to gain momentum in the investment in grid interconnections and alternative energy such as offshore wind power which represents attractive long-term growth opportunities. Manufacturing of the cable is expected to occur throughout 2011 and into 2012 with installation in 2012 according to the current timeline.
The market for electrical infrastructure cable products has many niches. The level of construction spending heavily influences sales in Europe and Mediterranean. The Company experienced high demand prior to 2006 as a result of continuing strength in residential and non-residential construction spending in the region, particularly in Spain. However, demand for residential low-voltage cables and building wire has continued to decrease since 2007 and continued into 2010 in the Spanish domestic market.
Rest of World (ROW)
The ROW segment engages in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for the energy, industrial, specialty and communications markets as well as manufactures, and distributes rod mill wire and cable products. The ROW segment consists of sales, distribution and manufacturing facilities in Latin America, Sub-Saharan Africa, the Middle East and Asia Pacific that resulted from the acquisition of Phelps Dodge International Corporation (PDIC) in October 2007 and is managed in conjunction with the Company’s historical operations in the Australia, China, India, Mexico, New Zealand, and the Pacific Islands. The ROW segment contributed approximately 32%, 30% and 30% of the Company’s consolidated net sales in 2010, 2009 and 2008, respectively.
The PDIC acquisition was completed as part of the Company’s strategy to expand globally into developing energy and electrical infrastructure markets. PDIC manufactures a full range of electric utility, electrical infrastructure, construction and communication products. PDIC serves developing countries and customers in sectors that are expected to offer better growth opportunity over time than the developed world. In addition to its manufacturing capabilities, the acquisition of PDIC provided a global network of management, development, design, distribution, marketing assistance, technical support and engineering and purchasing services to contractors, distributors, and public and private utilities. Current ROW operations and equity investments are located in Australia, Brazil, Chile, China, Colombia, Costa Rica, Ecuador, El Salvador, Fiji, Honduras, India, Mexico, New Zealand, Oman, Pakistan, Panama, Peru, the Philippines, South Africa, Thailand, Venezuela and Zambia.

Economic conditions appear to be improving across a broad spectrum of markets in ROW, particularly Brazil, Chile, and Zambia but ongoing weak economic conditions continue in Mexico and Central America. The socio-economic environment in Venezuela continues to create a challenging operating environment as well. Overall, this segment is expected to grow prospectively as a result of its leading market positions in Latin America, Sub-Saharan Africa and Asia Pacific. The countries in ROW are generally expected to offer better growth opportunities over time than the developed markets of North America and Western Europe due to growing population and wealth driving demand for consumer goods, housing and electricity. Additionally, the Company anticipates an expanded global product offering will provide greater accessibility to customers as it relates to investment in electrical infrastructure, construction and electric utilities throughout developing markets.
Overall growth was experienced in Brazil, Chile, and Zambia in the current year and this trend is expected to continue in the near future. In Brazil, demand for the Company’s low- and medium- voltage distribution cables increased due to government plans to improve the infrastructure of the country. Government initiated projects include “Lights for All”, which is designed to provide power to remote locations throughout the country, and an urban mobility plan to improve infrastructure of airports, ports and railways. In the private sector, infrastructure spending in preparation for upcoming events such as the 2014 World Cup of Soccer and the 2016 Olympics, downstream investments in oil and gas industries, as well as bullet train infrastructure spending, have additionally increased demand. Although transmission projects were delayed in 2010, these projects began to ship in late 2010 and are expected to continue to ship in 2011 and 2012. In Chile, sales trends are positive as a result of reconstruction efforts following the Chilean earthquake in early 2010 as well as increased investment in infrastructure and mining sectors due to low interest rates and a stable political environment. In Zambia, growth has been caused by increased mining activities as a result of rising copper prices which are expected to result in investments by the government in electrical infrastructure projects in the next year.
The recent increase in demand was primarily offset by the challenges faced in Venezuela as the country continues to cope with complex exchange regulations that have caused disruptions in electrical infrastructure and construction projects across the country. Additionally, weak economic conditions continued to impact markets in Mexico and Central America throughout 2010. Mexico is experiencing high unemployment levels, tight credit conditions, violence and a low consumer confidence level, which have kept domestic demand at low levels. Generally in Central America, excluding the stable environment in Costa Rica, the political and democratic structures are fragile in most countries thus negatively impacting investments in infrastructure.
Products
The various wire and cable product lines are sold and manufactured by all geographic segments except for rod mill products, which are only manufactured and sold by the ROW segment, and construction products, which are only sold in the Europe and Mediterranean and ROW segments. Revenue by product line is included in Note 16 to the Consolidated Financial Statements. Products sold by the Company’s three segments include the following:
•
Electric Utility products — The primary products in this grouping include low- and medium-voltage distribution cable; high-and extra-high voltage power transmission cable products and underground installation; and bare overhead conductors. These products are sold to electric utility and power companies and contractors. The Company is a leader in the supply of electric utility cables in North America, Latin America, Western Europe, Oceania and Southeast Asia.

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

The Company provides installation services for high-voltage and extra-high-voltage transmission cables used in certain underground applications. The underground power cables are highly engineered cables and the installation of such requires specific expertise. To support these services, the Company has strengthened its materials science, power connectivity and systems integration expertise.

•
Electrical Infrastructure products — This product group includes electrical infrastructure, portable cord products, transportation products and industrial harnesses. These products consist of wire and cable that are used for many applications: maintenance and repair; temporary power on construction sites; conduction of electrical current and signals for industrial original equipment manufacturers and commercial power, residential power, and control applications; and jacketed wire and cable products and harnesses for automotive and industrial applications.

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

The portable cord products in this product group consist of a wide variety of rubber and plastic insulated cord products for power and control applications serving industrial, mining, entertainment, original equipment manufacturers and other markets. These products are used for the distribution of electrical power but are designed and constructed to be used in dynamic and severe environmental conditions where a flexible but durable power supply is required including both standard commercial cord and cord products designed to meet customer specifications. Portable rubber-jacketed power cord, the Company’s highest volume selling cord product line, is typically manufactured without a connection device at either end and is sold in standard and customer-specified lengths. The cords are also sold to original equipment manufacturers for use as power cords on their products and in other applications, in which case the cord is made to the original equipment manufacturers specifications. The Company also manufactures portable cords for use with moveable heavy equipment and machinery. The Company’s portable cord products are sold primarily through electrical distributors and electrical retailers to industrial customers, original equipment manufacturers, contractors and consumers.

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

A principal product category is data communication products that include high-bandwidth twisted copper and fiber optic cables and multi-conductor cables for customer premises, local area networks and telephone company central offices. Customer premise communication products are used for wiring at subscriber premises and include computer, riser rated and plenum rated wire and cable. Riser cable runs between floors and plenum cable runs in air spaces, primarily above ceilings in non-residential structures. Local area network cables run between computers along horizontal raceways and in backbones between servers. Central office products interconnect components within central office switching systems and public branch exchanges. The Company sells data communications products primarily through a direct sales force.

Another principal product category includes outside plant telecommunications exchange cable, which is short haul trunk, feeder or distribution cable from a telephone company’s central office to the subscriber premises. The product consists of multiple paired conductors (up to 4,200 pairs) and various types of sheathing, water-proofing, foil wraps and metal jacketing. Service wire is used to connect telephone subscriber premises to curbside distribution cable. The Company sells telecommunications products primarily to telecommunications system operators through its direct sales force under supply contracts of varying lengths and to telecommunications distributors. These supply contracts do not guarantee a minimum level of sales.

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

The Company produces and sells fiber-optic submarine communication cable systems and specialty cables for the offshore industry and other underwater and terrestrial applications. Products include fiber-optic submarine cables and hardware, low detection profile cables, turnkey submarine networks, and offshore systems integration.

•
Rod Mill products— Rod Mill products include continuous cast copper and aluminum rod, which is sold to other wire and cable manufacturers. These products are only produced and sold by PDIC operations in our ROW segment and are generally produced and consumed internally. Copper and aluminum rod are the key material used in the manufacturing of wire and cable products. Customers in this segment rely on the Company to provide just-in-time delivery of this important component.

Industry and Market Overview
The wire and cable industry is competitive, mature and cost driven. For many product offerings, there is little differentiation among industry participants from a manufacturing or technology standpoint. The Company’s end markets demonstrated recovery from the low points of demand experienced in 2003 over a number of years through the fourth quarter of 2007. However, beginning in the fourth quarter of 2007 and continuing into 2010, the ongoing weak global economic conditions and slow or negative growth in certain markets around the world have resulted in lower demand and more competitive pricing. In the past several years, there has been significant merger and acquisition activity which, the Company believes, has led to a reduction in inefficient, high cost capacity in the industry. Wire and cable products are relatively low value added, higher weight and therefore relatively expensive to transport and often subject to regional or country specifications. The wire and cable industry is raw materials intensive with copper and aluminum comprising the major cost components for cable products. At current metal prices raw material costs are approximately 85% of total product costs with copper and aluminum metal costs comprising of approximately 60% of total product cost for the year ended December 31, 2010. Changes in the cost of copper and aluminum are generally passed through to the customer, although there can be timing delays of varying lengths depending on the volatility in metal prices, the type of product, competitive conditions and particular customer arrangements.
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

Average daily selling price: ($ per pound)	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Year to Date
Copper Cathode
2010	3.28	3.19	3.30	3.93	3.43
2009	1.57	2.15	2.67	3.03	2.35
2008	3.53	3.80	3.45	1.75	3.13
Aluminum
2010	1.04	1.02	1.01	1.13	1.05
2009	0.66	0.72	0.87	0.96	0.80
2008	1.28	1.38	1.31	0.87	1.21
The Company purchases copper and aluminum from various global sources, generally through annual supply contracts. Copper and aluminum are available from many sources, however, unanticipated problems with the Company’s copper or aluminum rod suppliers could negatively affect the Company’s business. In North America, the Company has centralized the purchasing of its copper, aluminum and other significant raw materials to capitalize on economies of scale and to facilitate the negotiation of favorable purchase terms from suppliers. In 2010, the Company’s largest supplier of copper rod accounted for approximately 83% of its North American copper purchases while the largest supplier of aluminum rod accounted for approximately 77% of its North American aluminum purchases. The Company’s European and Mediterranean operations purchase copper and aluminum rod from many suppliers or brokers with each generally providing a small percentage of the total copper and aluminum rod purchased. The Company’s ROW segment internally produces the majority of its copper and aluminum rod production needs and obtains cathode and ingots from various suppliers with each supplier generally providing a small percentage.
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

The Company owns a number of U.S. and foreign patents and has patent applications pending in the U.S. and abroad. Through its acquisition of PDIC, the Company acquired registered trade names related to “Phelps Dodge International Corporation” and PDIC global marks and symbols in Brazil, Canada, China, India, Mexico, Taiwan, Thailand, and in the United States. Although in the aggregate, these patents are of considerable importance to the manufacturing and marketing of many of the Company’s products, the Company does not consider any single patent or group of patents to be material to its business as a whole. While the Company occasionally obtains patent licenses from third parties, none are deemed to be material.
The Company also owns a number of U.S. and foreign registered trademarks and has many applications for new registrations pending. Although in the aggregate these trademarks are of considerable importance to the manufacturing and marketing of many of the Company’s products, the Company does not consider any single trademark or group of trademarks to be material to its business as a whole with the exception of the PDIC related trademarks and trade names. Trademarks, which are considered to be generally important, are General Cable®, Anaconda®, BICC®, Carol®, GenSpeed®, Helix/HiTemp®, NextGen®, Silec®, Polyrad® Phelps Dodge International Corporation®, Phelps Dodge International Corporation global symbol and the Company’s triad symbol. The Company believes that its products bearing these trademarks have achieved significant brand recognition within the industry.
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
Seasonality
General Cable generally has experienced and expects to continue to experience certain seasonal trends in construction related product sales and customer demand. Demand for construction related products during winter months in certain geographies is usually lower than demand during spring and summer months. Therefore, larger amounts of cash are generally required during winter months in order to build inventories in anticipation of higher demand during the spring and summer months, when construction activity increases. In turn, receivables related to higher sales activity during the spring and summer months are generally collected during the fourth quarter of the year. Additionally, the Company has historically experienced changes in demand resulting from poor or unusual weather.
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
Although the primary competitive factors for the Company’s products vary somewhat across the different product categories, the principal factors influencing competition are generally price, quality, breadth of product line, inventory, delivery and customer service and the environmental impact of the products. Many of the Company’s products are made to industry specifications, and are therefore functionally interchangeable with those of competitors. However, the Company believes that significant opportunities exist to differentiate all of its products on the basis of quality, consistent availability, conformance to manufacturer’s specifications and customer service. Within some markets such as local area networking cables, conformance to manufacturer’s specifications and technological superiority are also important competitive factors.
Advertising Expense
Advertising expense consists of expenses relating to promoting the Company’s products, including trade shows, catalogs, and e-commerce promotions, and is charged to expense when incurred. Advertising expense was $12.0 million, $7.5 million and $11.1 million in 2010, 2009 and 2008, respectively.
Environmental Matters
The Company is subject to a variety of federal, state, local and foreign laws and regulations covering the storage, handling, emission and discharge of materials into the environment, including CERCLA, the Clean Water Act, the Clean Air Act (including the 1990 amendments) and the Resource Conservation and Recovery Act. While it is difficult to estimate future environmental liabilities accurately, the Company does not currently anticipate any material adverse effect on its consolidated results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs of the sites as discussed below in Item 3 Legal Proceedings and Note 17 Commitments and Contingencies to the Consolidated Financial Statements.

Employees
At December 31, 2010, General Cable employed approximately 11,700 persons, and collective bargaining agreements covered approximately 5,800 employees, or 50% of total employees, at various locations around the world. Labor agreements at two locations that expire in 2010 continue to be negotiated by the Company. The Company expects that these agreements will be settled on satisfactory terms. Generally, labor agreements are negotiated on an annual or bi-annual basis. There were no major strikes at any of the Company’s facilities during the five years ended December 31, 2010. In the fourth quarter of 2010, Thailand experienced labor union issues limiting the amount of working hours which decreased capacity production. The main product lines affected were those of power cables and building wires. The disputes were settled in December 2010. In Brazil, France, Germany, Mexico, New Zealand, Thailand, United States and Venezuela, union contracts will expire at three facilities in 2011 and eight facilities in 2012 representing approximately 9.3% and 22.4%, respectively, of total employees as of December 31, 2010. The Company believes it will successfully renegotiate these contracts as they come due.
Disclosure Regarding Forward-Looking Statements
Certain statements in the 2010 Annual Report on Form 10-K including, without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures, understanding of competition, projected sources of cash flow, potential legal liability, proposed legislation and regulatory action, and our management’s beliefs, expectations or opinions, are forward-looking statements, and as such, we desire to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “may,” “anticipate,” “intend,” “estimate,” “project,” “plan,” “assume,” “seek to” or other similar expressions, although not all forward-looking statements contain these identifying words.
Actual results may differ materially from those discussed in forward-looking statements as a result of factors, risks and uncertainties over many of which we have no control. These factors include, without limitation, the following: (1) general economic conditions, particularly those in the construction, energy and information technology sectors; (2) changes in customer or distributor purchasing patterns in our business segments; (3) our ability to increase manufacturing capacity and productivity; (4) our ability to increase our selling prices during periods of increasing raw material costs; (5) domestic and local country price competition, particularly in certain segments of the power cable market and other competitive pressures; (6) economic and political consequences resulting from terrorist attacks, war and political and social unrest; increased exposure to political and economic developments, crises instability, terrorism, civil strife, expropriation and other risks of doing business in foreign markets; (7) the impact of technology; (8) our ability to successfully complete and integrate acquisitions and divestitures and our ability to realize expected cost savings or other perceived benefits of these transactions; (9) our ability to negotiate extensions of labor agreements on acceptable terms and to successfully deal with any labor disputes; (10) our ability to service, and meet all requirements under, our debt, and to maintain adequate domestic and international credit facilities and credit lines; (11) our ability to pay dividends on our preferred stock; (12) our ability to make payments of interest and principal under our existing and future indebtedness and to have sufficient available funds to effect conversions and repurchases from time to time; (13) lowering of one or more debt ratings issued by nationally recognized statistical rating organizations, and the adverse impact such action may have on our ability to raise capital and on our liquidity and financial conditions; (14) the impact of unexpected future judgments or settlements of claims and litigation; (15) our ability to achieve target returns on investments in our defined benefit plans; (16) our ability to avoid limitations on utilization of net losses for income tax purposes; (17) our ability to continue our uncommitted accounts payable confirming arrangement and our accounts receivable financing arrangement for our European operations, the cost and availability of raw materials, including copper, aluminum and petrochemicals; (18) economic consequences arising from natural disasters and other similar catastrophes, such as floods, earthquakes, hurricanes and tsunamis; (19) the impact of foreign currency fluctuations, (20) devaluations and changes in interest rates; (21) changes in the financial impact of any future plant closures; (22) and other material factors. See Item 1A, “Risk Factors,” for a more detailed discussion on some of these risks.
Forward looking statements reflect the views and assumptions of management as of the date of this report with respect to future events. The Company does not undertake, and hereby disclaims, any obligation, unless required to do so by applicable securities laws, to update any forward-looking statements as a result of new information, future events or other factors. The inclusion of any statement in this report does not constitute an admission by the Company or any other person that the events or circumstances described in such statement are material.
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
The most recent certifications by our Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to our Form 10-K for the fiscal year ended December 31, 2010. We have also filed with the New York Stock Exchange the most recent Annual CEO certification as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.
Executive Officers of the Registrant
The following table sets forth certain information concerning the executive officers of General Cable as of December 31, 2010.

Name	Age	Position
Gregory B. Kenny	58	President, Chief Executive Officer and Director
Brian J. Robinson	42	Executive Vice President, Chief Financial Officer and Treasurer
Robert J. Siverd	62	Executive Vice President, General Counsel and Secretary
Emmanuel Sabonnadiere	46	Executive Vice President, President and Chief Executive Officer, General Cable Europe and Mediterranean
Domingo Goenaga	69	Executive Vice President and Managing director, Grupo General Cable Sistemas, SA
Gregory J. Lampert	43	Executive Vice President, President and Chief Executive Officer, General Cable North America
Roderick Macdonald	62	Executive Vice President, Global Sales and Business Development
Mathias Sandoval	50	Executive Vice President, President and Chief Executive Officer, General Cable Rest of World
Mr. Kenny has been one of General Cable’s directors since 1997 and has been President and Chief Executive Officer since August 2001. He served as President and Chief Operating Officer from May 1999 to August 2001. He served as Executive Vice President and Chief Operating Officer of General Cable from March 1997 to May 1999. From June 1994 to March 1997, he was Executive Vice President of General Cable’s immediate predecessor. He is also a member of the Board of Directors of Corn Products International, Inc. (NYSE: CPO), Cardinal Health, Inc. (NYSE: CAH) and the Federal Reserve Bank of Cleveland (Cincinnati Branch).
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
Mr. Sabonnadiere has served as Executive Vice President, President and Chief Executive Officer, Europe and Mediterranean since July 2010. He joined General Cable in June 2008 as Managing Director of the Silec operations in France and recently became Chairman of the Board of Directors of the Algerian business. Prior to General Cable, he served for 20 years in senior management positions in energy transmission and distribution related businesses.
Mr. Goenaga has served as Executive Vice President, President and Chief Executive Officer of Europe and Mediterranean since October 2007 and has been an employee of General Cable since 1963. He has been succeeded by Mr. Sabonnadiere as of June 2010 but will continue as Executive Vice President and Managing Director, Grupo General Sistemas.
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

Mr. Macdonald has served as Executive Vice President of Global Sales and Business Development since October 2007. He was Senior Vice President, Sales and Business Development for General Cable since September 2001 to October 2007. He joined the Company as Senior Vice President and General Manager, Electrical Cables in December 1999. From the period 1994 to 1999, Mr. Macdonald served as Vice President, Human Resources, Information Technology and Corporate Secretary for Commonwealth Aluminum Corporation. In 1995, Mr. Macdonald was appointed to the position of Executive Vice President, Corporate Systems for Commonwealth, and in 1997, he assumed the role of President of Alflex Corporation, a subsidiary of Commonwealth that manufactures armored cable products. He served for 25 years as an officer in the British Armed Services. In 1983 he was made a Member of the Order of the British Empire for services leading commando forces in combat in the Falkland Islands and ended his distinguished military career in 1993 as a Brigadier General.
Mr. Sandoval has served as Executive Vice President and President and Chief Executive Officer of General Cable Rest of World and Phelps Dodge International Corporation (“PDIC”) since October 2007. He began his 27-year career with PDIC as a process engineer in Costa Rica and has held positions in engineering, operations and management, including General Manager of PDIC’s Honduras-based business, President of their Venezuelan operations, Vice President of their Global Aluminum Business Segment and Vice President of PDIC’s Global Energy Segment. He became President of PDIC in 2001. He has served on Boards of Directors for joint ventures between United States companies and private- and government-owned enterprises in China, Thailand, the Philippines, Zambia, South Africa, Mexico, Honduras, Costa Rica, Panama, Venezuela, Ecuador, Brazil and Chile. Mr. Sandoval is also a member of the Board of Directors of A.O. Smith Corporation (NYSE: AOS).

ITEM 1A.	RISK FACTORS
Unless the context indicates otherwise, all references to “we”, “us”, “our” in this Item 1A, “Risk Factors,” refer to the Company. We are subject to a number of risks listed below, which could have a material adverse effect on our financial condition, results of operations and value of our securities.
Certain statements in the 2010 Annual Report on Form 10-K including, without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures and our management’s beliefs, expectations or opinions, are forward-looking statements, and as such, we desire to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995. Our forward-looking statements should be read in conjunction with our comments in this report under the heading, “Disclosure Regarding Forward-Looking Statements.” Actual results may differ materially from those statements as a result of factors, risks and uncertainties over which we have no control. The risk factors discussed below are all of the known material risks and uncertainties that we know to exist. However, additional risks that are currently unknown to us may also impair our business or adversely affect our financial condition or results of operations.
Risks Related to Our Business
•
Our net sales, net income and growth depend largely on the economic strength of the geographic markets that we serve, and if these markets become weaker, we would suffer decreased sales and net income.

Many of our customers use our products as components in their own products or in projects undertaken for their customers. Our ability to sell our products is largely dependent on general economic conditions, including how much our customers and end-users spend on power transmission and distribution infrastructures, industrial manufacturing assets, new construction and building, information technology and maintaining or reconfiguring their communications networks. In periods of negative or no economic growth the Company would likely suffer a further decrease in sales and net income.
•
The markets for our products are highly competitive, and if we fail to invest in product development, productivity improvements and customer service and support, sales of our products could be adversely affected.

The markets for copper, aluminum and fiber optic wire and cable products are highly competitive, and some of our competitors may have greater financial resources than we have. We compete with at least one major competitor with respect to each of our business segments. Many of our products are made to common specifications and therefore, may be fungible with competitors’ products. Accordingly, we are subject to competition in many markets on the basis of price, quality, breadth of product line, inventory, delivery time, customer service and our ability to meet specific customer needs.

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
During the year ended December 31, 2010, approximately 63% of our sales and approximately 76% of our assets were in markets outside North America. Our operations outside North America generated approximately 58% of our cash flows from operations during this period. Our financial results may be adversely affected by significant fluctuations or devaluations in the value of the U.S. dollar against foreign currencies or by the enactment of exchange controls or foreign governmental or regulatory restrictions on the transfer of funds. In addition, negative tax consequences relating to the repatriation of certain foreign income may adversely affect our cash flows.
Furthermore, our foreign operations are subject to risks inherent in maintaining operations abroad, such as economic and political destabilization, international conflicts, restrictive actions by foreign governments, nationalizations or appropriations, changes in regulatory requirements, the difficulty of effectively managing diverse global operations, adverse foreign tax laws and the threat posed by potential pandemics in countries that do not have the resources necessary to deal with such outbreaks. Over time, we intend to continue to expand our foreign operations, which would serve to exacerbate these risks and their potential effect on our business, financial position and results of operations. In particular, with the acquisition of PDIC, we have significant operations in countries in Latin America, Africa and Asia. Economic and political developments in these countries, including future economic changes or crises (such as inflation, currency devaluation or recession), government deadlock, political instability, civil strife, international conflicts, changes in laws and regulations and expropriation or nationalization of property or other resources, could impact our operations or the market value of our common stock and have an adverse effect on our business, financial condition and results of operations. Although PDIC and its subsidiaries maintain political risk insurance related to its operations in a number of countries, any losses we may incur may not be covered by this insurance and, even if covered, such insurance may not fully cover such losses. In addition to these general risks, there are significant country specific risks including:
•
Brazil and other Latin American countries have historically experienced uneven periods of economic growth as well as recession, high inflation, currency devaluation and economic instability. These countries’ governments have been known to intervene in their respective economies, in the form of price controls, currency devaluations, capital controls and limits on imports.

•
Thailand recently experienced significant political and militant unrest in certain provinces. The country’s elected government was overthrown in September 2006. In early 2010, the situation escalated further as the elected government opposition, the “red shirts”, held rallies resulting in numerous casualties. The unrest in the first half of 2010 has stabilized but the political environment remains uncertain. A general election will likely be held in 2011 and could have a significant effect on Thailand’s stability based on the outcome of the election. Additionally, a previously stabilizing factor in Thailand’s political conflict has been the role of the monarchy but due to health and recent succession, this also creates political uncertainty.

•
Venezuela continues to operate in a difficult economic environment with increased government regulations, which do not respond to macroeconomic fundamentals. Public investments have been postponed and private investment has diminished partly due to the uncertainty. The President of Venezuela has the authority to legislate certain areas by decree, and the Venezuelan government has nationalized or announced plans to nationalize certain industries and has sought to expropriate certain companies and property. See Item 7 “Venezuela Operations” for further detail.

•
Algeria has a tumultuous past, characterized by violence and terrorism. The country’s government has been moderately successful in neutralizing these threats; however, a recent spread of protests has sparked a region-wide debate about the prospects for political change and the costs of political repression and economic stagnation increasing the uncertainty of the political environment.

•
Mass protests broke out across Egypt in January 2011 against the rule of President Hosni Mubarak. Mr. Mubarak resigned on February 11, 2011, ending 30 years of rule. Upon Mr. Mubarak’s resignation, the Egyptian military assumed control over the government, dissolving Parliament and suspending the Constitution. The military has committed to overseeing a democratic transition and elections are expected to take place in September 2011. These events are expected to transform politics in Egypt as well as other countries in the region. Political uncertainty is expected to continue into 2011.

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
The costs of copper and aluminum, the most significant raw materials we use, have been subject to considerable volatility over the past few years. At current metal prices raw material costs are approximately 85% of total product costs with copper and aluminum metal costs comprising approximately 60% of total product cost for the year ended December 31, 2010. Volatility in the price of copper, aluminum, polyethylene, petrochemicals, and other raw materials, as well as fuel, natural gas and energy, may in turn lead to significant fluctuations in our cost of sales. Additionally, sharp increases in the price of copper can also reduce demand if customers decide to defer their purchases of copper wire and cable products or seek to purchase substitute products. Although we attempt to recover copper and other raw material price changes either in the selling price of our products or through our commodity hedging programs, there is no assurance that we can do so successfully or at all in the future particularly during times of slow economic growth.
•
Compliance with foreign and U.S. laws and regulations applicable to our international operations, including the Foreign Corrupt Practices Act (FCPA) and other applicable anti-corruption laws, is difficult and may increase the cost of doing business in international jurisdictions.

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
•	Failure to properly execute large customer projects, such as Baltic 2, may negatively impact our ability to obtain similar future contracts.
In recent years, primarily in Europe, General Cable has been awarded several large turn-key projects for specific customers. These projects involve numerous challenges associated with large long-term contracts. In 2010, General Cable’s submarine cable manufacturing company was awarded a major order by 50Hertz Offshore GmbH to provide a complete turnkey cable system solution for the offshore wind farm Baltic 2. This includes the design, manufacture, supply and installation of 75 miles of submarine transmission cable and three single cores measuring 7.5 miles each of underground terrestrial transmission cable. The overall estimated value is approximately 195 million Euros, and manufacturing of the cable is expected to occur throughout 2011 and into 2012 with the installation in 2012 according to the current timeline. These projects, and other similar projects, are milestones for the Company as it works to increase market share through successful execution of medium-voltage infield array and high-voltage export projects as well as the Company’s long history and technical leadership on projects for the underground terrestrial high-voltage market. The terrestrial and submarine transmission cable markets in Europe, which are being driven by large investments in grid interconnections and alternative energy such as offshore wind power, represent an attractive long-term opportunity for the Company. The success of the Company’s execution of the project is important to long-term success in this market.
•	Interruptions of supplies from our key suppliers may affect our results of operations and financial performance.
Interruptions of supplies from our key suppliers, including as a result of catastrophes such as hurricanes, earthquakes, floods or terrorist activities, could disrupt production or impact our ability to increase production and sales. All copper and aluminum rod used in our North American operations is externally sourced, and our largest supplier of copper rod accounted for approximately 83% of our North American purchases in 2010 while our largest supplier of aluminum rod accounted for approximately 77% of our North American purchases in 2010. The Company’s European operations purchase copper and aluminum rod from many suppliers with each supplier generally providing a small percentage of the total copper and aluminum rod purchased while operations in ROW internally produce the majority of their copper and aluminum rod production needs and obtain cathode and ingots from various sources with each supplier generally providing a small percentage of the total amount of raw materials purchased. Any unanticipated problems with our copper or aluminum rod suppliers could have a material adverse effect on our business. Additionally, we use a limited number of sources for most of the other raw materials that we do not produce. We do not have long-term or volume purchase agreements with most of our suppliers, and may have limited options in the short-term for alternative supply if these suppliers fail to continue the supply of material or components for any reason, including their business failure, inability to obtain raw materials or financial difficulties. Moreover, identifying and accessing alternative sources may increase our costs.

•	Failure to negotiate extensions of our labor agreements as they expire may result in a disruption of our operations.
As of December 31, 2010, approximately 50% of our employees were represented by various labor unions.
We are party to labor agreements with unions that represent employees at many of our manufacturing facilities. In Brazil, France, Germany, Mexico, New Zealand, Thailand, the United States and Venezuela, union contracts will expire at three facilities in 2011 and eight facilities in 2012 representing approximately 9.3% and 22.4%, respectively, of total employees as of December 31, 2010. Labor agreements are generally negotiated on an annual or bi-annual basis and the risk exists that labor agreements may not be renewed on reasonably satisfactory terms to the Company or at all. We cannot predict what issues may be raised by the collective bargaining units representing our employees and, if raised, whether negotiations concerning such issues will be successfully concluded. A protracted work stoppage could result in a disruption of our operations which could, in turn, adversely affect our ability to deliver certain products and our financial results.
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
In addition, changes in the legislative environment could affect the growth and other aspects of important markets served by us. Legislation has been enacted, such as the renewal of the investment tax credit in December 2010, to increase alternative energy projects. Among other things the legislation provides tax credits and other incentives for the production of traditional sources of energy, as well as alternative energy sources, such as wind, wave, tidal and geothermal power generation systems. Although we believe legislative efforts overall have had a positive impact on us and our financial results, we cannot be certain that this impact will continue. Further, we cannot predict the impact, either positive or negative, that changes in laws or industry standards may have on our future financial results, cash flows or financial position.
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
Also, advancing wireless technologies, as they relate to network and communications systems represent an alternative to certain copper cables we manufacture and may reduce customer demand for premise wiring. Traditional telephone companies are facing increasing competition within their respective territories from, among others, providers of Voice over Internet Protocol (“VoIP”) and wireless carriers. Wireless communications depend heavily on a fiber optic backbone and do not depend as much on copper-based systems. The increased acceptance and use of VoIP and wireless technology, and the continual introduction of new wireless or fiber-optic based technologies continues to have an adverse effect on the marketability of our products and our profitability. Our sales of copper premise cables currently face downward pressure from wireless and VoIP technology and the increased acceptance and use of these technologies has heightened this pressure and the potential negative impact on our future financial results, cash flows or financial position.

•	We are substantially dependent upon distributors and retailers for non-exclusive sales of our products and they could cease purchasing our products at any time.
During 2010 and 2009, approximately 41% and 38% of our domestic net sales were made to independent distributors and seven of our ten largest U.S. customers were distributors. Distributors accounted for a substantial portion of sales of our communications- and industrial-related products. During 2010 and 2009, approximately 7% and 11%, respectively, of our domestic net sales were to retailers. These distributors and retailers are not contractually obligated to carry our product lines exclusively or for any period of time. Therefore, these distributors and retailers may purchase products that compete with our products or cease purchasing our products at any time. The loss of one or more large distributors or retailers could have a material adverse effect on our ability to bring our products to end users and on our results of operations. Moreover, a downturn in the business of one or more large distributors or retailers could adversely affect our sales and could create significant credit exposure.
•	In each of our markets, we face pricing pressures that could adversely affect our results of operations and financial performance.
We face pricing pressures in each of our markets as a result of significant competition or over-capacity. While we continually work toward reducing our costs to respond to the pricing pressures that may continue, we may not be able to achieve proportionate reductions in costs. While we generally were successful in raising prices to recover increased raw material costs in the period from the second quarter of 2004 through 2008, pricing pressures accelerated in 2009 and 2010, and price volatility is expected to continue for the foreseeable future. Further pricing pressures, without offsetting cost reductions, could adversely affect our financial results.
•	If either our uncommitted accounts payable confirming arrangements or our accounts receivable financing arrangements for our European operations is cancelled, our liquidity may be negatively impacted.
Our European operations participate in accounts payable confirming arrangements with several European financial institutions. We negotiate payment terms with suppliers of generally 180 days and submit invoices to the financial institutions with instructions for the financial institutions to transfer funds from our European operations’ accounts on the due date (on day 180) to the receiving parties to pay the invoices in full. At December 31, 2010, the arrangements had a maximum availability limit of the equivalent of approximately $451.3 million, of which approximately $330.8 million was drawn. Should the availability under these arrangements be reduced or terminated, we may be required to repay the outstanding obligations over 180 days and seek alternative arrangements. We also have approximately $113.7 million available under uncommitted, Euro-denominated facilities in Europe, which allow us to sell at a discount, with no or limited recourse, a portion of our accounts receivable to financial institutions. As of December 31, 2010, we have not drawn from these accounts receivable facilities. We do not have firm commitments from these institutions to purchase our accounts receivable. We cannot assure you that alternate arrangements will be available on favorable terms or at all. Failure to obtain alternative arrangements in such case would negatively impact our liquidity.
•	The Company is exposed to counterparty risk in our hedging arrangements.
The Company is exposed to counterparty risk in our hedging arrangements. A number of financial institutions similar to those that serve as counterparties to our hedging arrangements have been adversely affected by the global credit crisis. The failure of one or more counterparties to our hedging arrangements to fulfill or renew their obligations to us could adversely affect our results of operations. At times, depending on the extent of any unrealized loss position(s) on a derivative contract(s), certain counterparties may require us to post collateral to secure our derivative contract position.
•	As a result of market and industry conditions, we may be required to recognize impairment charges for our long-lived assets, including goodwill or in the event we close additional plants.
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

•	As a result of market and industry conditions, we may be required to reduce our recorded inventory values, which would result in charges against income.
If we are not able to recover the value of our inventory in a period when replacement costs are lower than the recorded value of the inventory, we would be required to take a charge to recognize an adjustment of our inventory to market value.
•	We are subject to certain asbestos litigation and unexpected judgments or settlements that could have a material adverse effect on our financial results.
There are 597 pending non-maritime asbestos cases involving our subsidiaries. The majority of these cases involve plaintiffs alleging exposure to asbestos-containing cable manufactured by our predecessors. In addition to our subsidiaries, numerous other wire and cable manufacturers have been named as defendants in these cases. Our subsidiaries have also been named, along with numerous other product manufacturers, as defendants in 28,438 suits in which plaintiffs alleged that they suffered an asbestos-related injury while working in the maritime industry. These cases are referred to as MARDOC cases and are currently managed under the supervision of the U.S. District Court for the Eastern District of Pennsylvania. On May 1, 1996, the District Court ordered that all pending MARDOC cases be administratively dismissed without prejudice and the cases cannot be reinstated, except in certain circumstances involving specific proof of injury. We cannot assure you that any judgments or settlements of the pending non-maritime and/or MARDOC asbestos cases or any cases which may be filed in the future will not have a material adverse effect on our financial results, cash flows or financial position. Moreover, certain of our insurers may become financially unstable and in the event one or more of these insurers enter into insurance liquidation proceedings, we will be required to pay a larger portion of the costs incurred in connection with these cases. While the cumulative average settlement through December 31, 2010 has been approximately $614 per case, the average settlement paid to resolve litigation has increased significantly above that amount, reaching $23,284 per case for litigation settled in 2010, as the mix of cases currently being listed for trial in state courts and those which may be listed in the future, which may need to be resolved, generally involve more serious claims of asbestos related injuries.
•	Environmental liabilities could potentially adversely impact us and our affiliates.
We are subject to federal, state, local and foreign environmental protection laws and regulations governing our operations and the use, handling, disposal and remediation of hazardous substances currently or formerly used by us and our affiliates. A risk of environmental liability is inherent in our and our affiliates’ current and former manufacturing activities in the event of a release or discharge of a hazardous substance generated by us or our affiliates. Under certain environmental laws, we could be held jointly and severally responsible for the remediation of any hazardous substance contamination at our current and former facilities and at third party waste disposal sites. We could also be held liable for any consequences arising out of human exposure to such substances or other environmental damage. We and our affiliates have been named as potentially responsible parties in proceedings that involve environmental remediation. There can be no assurance that the costs of complying with environmental, health and safety laws and requirements in our current operations or the liabilities arising from past releases of, or exposure to, hazardous substances, will not result in future expenditures by us that could materially and adversely affect our financial results, cash flows or financial condition.
•	Pending antitrust and competition law investigations relating to the cable industry could negatively impact our Company
The U.S. Department of Justice (“DOJ”), and the European Commission have been conducting antitrust and competition law investigations relating to the cable industry, which we believe relate primarily to the submarine and underground high-voltage cables businesses. We have not been engaged in the high-voltage submarine cable business prior to 2009. We only recently entered the submarine cable business in March 2009 through our German affiliate, Norddeutsche Seekabelwerke GmbH & Co., which we acquired in 2007. We have received requests for information from both the DOJ and the European Commission in connection with their investigations. We have provided documents to the DOJ and responded to their questions. With regard to the European investigation we completed our response to the request for information on February 16, 2011. We may receive further requests for information from the DOJ and the European Commission.
No wrongdoing by us or any of our subsidiaries has been alleged by the DOJ and the European Commission competition authorities. If any claims were to be made, defending them could involve us in lengthy proceedings. If we or our subsidiaries were found to have violated antitrust or competition regulations, we or our subsidiaries could be subject to fines and claims for damages, which could be substantial.

•	Growth through acquisition has been a significant part of our strategy and we may not be able to successfully identify or integrate acquisitions.
Growth through acquisition has been, and is expected to continue to be, a significant part of our strategy. We regularly evaluate possible acquisition candidates. We cannot assure you that we will be successful in identifying, financing and closing acquisitions at favorable prices and terms. Potential acquisitions may require us to issue additional shares of stock or obtain additional or new financing. The issuance of shares of our common or preferred stock in connection with potential acquisitions may dilute the value of shares held by our then existing equity holders. Further, we cannot assure you that we will be successful in integrating any such acquisitions that are completed. Integration of any such acquisitions may require substantial management, financial and other resources and may pose risks with respect to production, customer service and market share of our existing operations. In addition, we may acquire businesses that are subject to technological or competitive risks, and we may not be able to realize the benefits originally expected from such acquisitions.
•	Terrorist and other attacks or acts of war may adversely affect the markets in which we operate and our profitability.
Terrorists attacks and other military actions have caused and may continue to cause instability in our markets and have led and may continue to lead to, further armed hostilities or further acts of terrorism worldwide, which could cause further disruption in our markets. Acts of terrorism and those of guerilla groups or drug cartels may impact any or all of our facilities and operations, or those of our customers, suppliers or distributors and may further limit or delay purchasing decisions of our customers. Depending on their magnitude, these or similar acts could have a material adverse effect on our business, financial results, cash flows and financial position.
We carry insurance coverage on our facilities of types and in amounts that we believe are consistent with coverage customarily obtained by owners of similar properties. We continue to monitor the state of the insurance market in general and the scope and cost of coverage for acts of terrorism and similar acts in particular, but we cannot anticipate what coverage will be available on commercially reasonable terms in future policy years. Currently, we do not carry terrorism insurance coverage. If we experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged facilities, as well as the anticipated future net sales from those facilities. Depending on the specific circumstances of each affected facility, it is possible that we could be liable for indebtedness or other obligations related to the facility. Any such loss could materially and adversely affect our business, financial results, cash flows and financial position.
•	If we fail to attract and retain our key employees, our business may be harmed.
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

We sponsor defined benefit pension plans around the world. Pension expense for the defined benefit pension plans sponsored by us is determined based upon a number of actuarial assumptions, including an expected long-term rate of return on assets and discount rate. The use of these assumptions makes our pension expense and our cash contributions subject to year-to-year volatility. As of December 31, 2010, 2009 and 2008, the defined benefit pension plans were underfunded by approximately $99.6 million, $103.4 million and $122.2 million, respectively, based on the actuarial methods and assumptions utilized for purposes of the applicable accounting rules and interpretations. We have experienced volatility in our pension expense and our cash contributions to our defined benefit pension plans. In 2010, pension expense was $11.1 million a decrease of approximately $5.2 million from 2009 and cash contributions were $20.9 million, an increase of approximately $7.0 million from 2009. We estimate our 2011 pension expense for our defined benefit plans will decrease to approximately $6.0 million. In the event that actual results differ from the actuarial assumptions or the actuarial assumptions are changed, the funded status of our defined benefit pension plans may change and any such deficiency could result in additional charges to equity and an increase in our future pension expense and cash contributions.

Risks Related to Our Debt
•	Our substantial indebtedness could adversely affect our business and financial condition.
We have a significant amount of debt. As of December 31, 2010, we had $985.5 million of debt outstanding, $72.9 million of which was secured indebtedness, and $371.5 million of additional borrowing capacity available under our amended senior secured credit facility (“Amended Credit Facility”), $73.5 million of additional borrowing capacity under our Spanish subsidiary’s revolving credit facility (“Spanish Credit Facility”), $38.9 million of additional borrowing capacity under agreements related to ECN, $13.0 million of additional borrowing capacity under other various European credit facilities, and approximately $279.3 million of additional borrowing capacity under our various credit agreements related to ROW, subject to certain conditions. As of December 31, 2010, we had $10.6 million 1.00% Senior Convertible Notes, $355.0 million in 0.875% Senior Convertible Notes and $429.5 million Subordinated Convertible Notes and $200.0 million of fixed-rate 7.125% Senior Notes and $125.0 million of Senior Floating Rate Notes outstanding. Subject to the terms of the Amended Credit Facility, our Spanish subsidiary’s term loan (“Spanish Term Loan”) and Spanish Credit Facility and the indentures governing our 1.00% Senior Convertible Notes, 0.875% Convertible Notes, Subordinated Convertible Notes, 7.125% Senior Notes and Senior Floating Rate Notes, we may also incur additional indebtedness, including secured debt, in the future. See Item 7 of this document for details on the various debt agreements.
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
We may not have sufficient cash to pay, or may not be permitted to pay, the cash portion of the required consideration that we may need to pay if the 1.00% Senior Convertible Notes, the 0.875% Convertible Notes or the Subordinated Convertible Notes are converted. We will be required to pay to the holder of a note a cash payment equal to the lesser of the principal amount of the notes being converted or the principal portion of the conversion value of those notes. This part of the payment must be made in cash, not in shares of our common stock. As a result, we may be required to pay significant amounts in cash to holders of the notes upon conversion. A failure to pay the required cash consideration would be an event of default under the indenture governing the 1.00% Senior Convertible Notes, the 0.875% Convertible Notes and the Subordinated Convertible Notes, which could lead to cross-defaults under our other indebtedness.
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
The agreements and instruments that govern certain of our indebtedness contain various restrictive covenants that, among other things, require us to comply with or maintain certain financial tests and ratios and restrict our and our subsidiaries’ ability to:
•	incur or guarantee additional debt;

•	create liens;

•	make certain investments and payments;

•	pay dividends, purchase company stock or make other distributions;

•	enter into transactions with affiliates;

•	make acquisitions;

•	merge or consolidate; and

•	transfer or sell assets.
Our ability and the ability of our subsidiaries to comply with these covenants is subject to various risks and uncertainties. In addition, events beyond our control could affect our ability to comply with and maintain the financial tests and ratios required by this indebtedness. Any failure by us or our subsidiaries, as applicable, to comply with and maintain all applicable financial tests and ratios and to comply with all applicable covenants could result in an event of default with respect to, the acceleration of the maturity of, and the termination of the commitments to make further extension of credit under, a substantial portion of our debt. Even if we or our subsidiaries, as applicable, are able to comply with all applicable covenants, the restrictions on our ability to operate our business in our sole discretion could harm our business by, among other things, limiting our ability to take advantage of financing, mergers, acquisitions and other corporate opportunities.

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
•	Our ability to pay principal and interest on outstanding indebtedness depends upon our receipt of dividends or other intercompany transfers from our subsidiaries.
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
The lenders under our senior secured credit facility have a pledge of all of the capital stock of our existing domestic and Canadian subsidiaries and any future domestic and Canadian subsidiaries. Additionally, the lenders under our senior secured credit facility have a lien on substantially all of our domestic and Canadian assets, including our existing and future accounts receivable, cash, general intangibles, investment property and real property. We also have incurred secured debt in connection with some of our European and ROW operations. The lenders under these European and ROW secured credit facilities also have liens on assets of certain of our European and ROW subsidiaries. As a result of these pledges and liens, if we fail to meet our payment or other obligations under any of our secured indebtedness, the lenders under the applicable credit agreement would be entitled to foreclose on substantially all of our assets and liquidate these assets. Under those circumstances, we may not have sufficient funds to pay our obligations.
•	A downgrade in our financial strength or credit ratings could limit our ability to conduct our business or offer and sell additional debt securities.
Nationally recognized rating agencies currently rate our debt. Ratings are not recommendations to buy or sell our securities. We may, in the future, incur indebtedness with interest rates that may be affected by changes in or other actions associated with our credit ratings. Each of the rating agencies reviews its ratings periodically, and previous ratings for our debt may not be maintained in the future. Rating agencies may also place us under review for potential downgrade in certain circumstances or if we seek to take certain actions. A downgrade of our debt ratings or other negative action, such as a review for a potential downgrade, could affect the market price of our existing 0.875% Convertible Notes, 1.00% Senior Convertible Notes or our Subordinated Convertible Notes. Furthermore, these events may negatively affect our ability to raise additional debt with terms and conditions similar to our current debt, and accordingly, likely increase our cost of capital. In addition, a downgrade of these ratings, or other negative action, could make it more difficult for us to raise capital to refinance any maturing debt obligations, to support business growth and to maintain or improve the current financial strength of our business and operations.

Risks Related to Our Securities
•	Future issuances of shares of our common stock may depress its market price.
Sales or issuances of substantial numbers of additional shares of common stock, including shares of common stock underlying the 0.875% Convertible Notes, 1.00% Senior Convertible Notes, Subordinated Convertible Notes and shares of our outstanding Series A preferred stock, as well as sales of shares that may be issued in connection with future acquisitions, or the perception that such sales could occur, may have a harmful effect on prevailing market prices for our common stock and our convertible securities and our ability to raise additional capital in the financial markets at a time and price favorable to us. Our amended and restated certificate of incorporation, provides that we have authority to issue 200 million shares of common stock. As of December 31, 2010, there were approximately 52.1 million shares of common stock outstanding (net of treasury shares), approximately 0.6 million shares of common stock issuable upon the exercise of currently outstanding stock options and approximately 0.4 million shares of common stock issuable upon conversion of our outstanding Series A preferred stock. In addition, a maximum of approximately 0.2 million and 14.3 million shares of our common stock could be issuable upon conversion of our 1.00% Senior Convertible Notes and Subordinated Convertible Notes, respectively. Similarly, a maximum of approximately 9.0 million shares of common stock could be issuable upon conversion of our 0.875% Convertible Notes and approximately 7.0 million shares of common stock could be issuable due to the issuance of warrants we issued in connection with the offering of our 0.875% Convertible Notes. All of the shares of our common stock that could be issued pursuant to the conversion of our 0.875% Convertible Notes and 1.00% Senior Convertible Notes and Subordinated Convertible Notes by holders who are not our affiliates would be freely tradable by such holders.
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

These activities may have the effect of increasing, or preventing a decline in, the market price of our common stock. In addition, any hedging transactions by the counterparties, or their affiliates, including during any conversion reference period, may have an adverse impact on the trading price of our common stock. The counterparties, or their affiliates, are likely to modify their hedge positions from time to time prior to conversion or maturity of the 0.875% Convertible Notes by purchasing and selling shares of our common stock, other of our securities, or other instruments, including over-the-counter derivative instruments, that they may wish to use in connection with such hedging. In addition, we currently intend to exercise our purchased call options whenever 0.875% Convertible Notes are converted, although we are not required to do so. In order to unwind any hedge positions with respect to our exercise of the purchased call options, the counterparties or their affiliates would expect to sell shares of common stock in secondary market transactions or unwind various over-the-counter derivative transactions with respect to our common stock during the conversion reference period for any 0.875% Convertible Notes that may be converted.
The effect, if any, of these transactions and activities in connection with the 0.875% Convertible Notes on the market price of our common stock will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the trading price of our common stock and, as a result, the number of shares and value of the common stock received upon conversion of our 0.875% Convertible Notes, 1.00% Senior Convertible Notes and Subordinated Convertible Notes.

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
None.
ITEM 2. PROPERTIES
The Company’s principal manufacturing facilities are listed below. The Company owns the building at its global headquarters located in Highland Heights, Kentucky and leases various distribution centers and sales and administrative offices around the world. The Company believes that its properties are generally well maintained and are adequate for the Company’s current level of operations.

Manufacturing properties by country	Square Feet	Owned or Leased
United States — 13	5,383,200	10 owned, 3 leased
Spain — 4	1,373,000	4 owned
France — 2	1,169,000	2 owned
Venezuela — 2	1,058,400	2 owned
Brazil — 3	951,800	3 owned
Germany — 1	830,000	1 owned
Algeria — 1	807,300	1 owned
Thailand — 2	640,000	2 owned
Chile — 1	516,700	1 owned
Philippines — 1	470,000	1 owned
India — 1	389,900	1 owned
Mexico — 3	321,400	2 leased, 1 owned
New Zealand — 1	314,000	1 owned
Canada — 2	285,000	2 owned
China — 1	280,000	1 owned
Portugal — 1	255,000	1 owned
Angola — 1	248,000	1 owned
Egypt — 1	237,000	1 owned
Costa Rica — 1	213,000	1 owned
Zambia — 1	187,900	1 owned
South Africa — 1	160,000	1 owned
Honduras — 1	76,300	1 owned
Fiji — 1	69,000	1 owned
Peru — 1	67,000	1 owned

ITEM 3.	LEGAL PROCEEDINGS
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
As part of the acquisition of Silec, SAFRAN SA agreed to indemnify General Cable against environmental losses arising from breach of representations and warranties on environmental law compliance and against losses arising from costs General Cable could incur to remediate property acquired based on a directive of the French authorities to rehabilitate property in regard to soil, water and other underground contamination arising before the closing date of the purchase. These indemnities are for a six-year period ending in 2011 while General Cable operates the businesses subject to sharing of certain losses (with SAFRAN covering 100% of losses in year one, 75% in years two and three, 50% in year four, and 25% in years five and six). The indemnities are subject to an overall limit of 4.0 million Euros. As of December 31, 2010, there were no claims outstanding under this indemnity.
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
General Cable has been a defendant in asbestos litigation for approximately 20 years. As of December 31, 2010, General Cable was a defendant in 29,035 lawsuits. Also, 28,438 of these lawsuits have been brought on behalf of plaintiffs by a single admiralty law firm (“MARDOC”) and seek unspecified damages. Plaintiffs in the MARDOC cases generally allege that they formerly worked in the maritime industry and sustained asbestos-related injuries from products that General Cable ceased manufacturing in the mid-1970s. The MARDOC cases are managed and supervised by a federal judge in the United States District Court for the Eastern District of Pennsylvania (“District Court”) by reason of a transfer by the judicial panel on Multidistrict Litigation (“MDL”).

In the MARDOC cases in the MDL, the District Court in May 1996 dismissed all pending cases filed without prejudice and placed them on an inactive administrative docket. To reinstate a MARDOC case from the inactive docket, plaintiffs’ counsel must show that the plaintiff not only suffered from a recognized asbestos-related injury, but also must produce specific product identification evidence to proceed against an individual defendant. During 2010 the MDL Court ordered Plaintiffs to identify the defendants against whom they intended to proceed in the Maritime cases. General Cable was not named as a defendant against whom the plaintiffs intended to proceed. As such it is now anticipated that General Cable will be dismissed from all Maritime related law suits.
For cases outside the MDL as of December 31, 2010, plaintiffs have asserted monetary damages in approximately 246 cases. In 112 of these cases, plaintiffs allege only damages in excess of some dollar amount (about $230 thousand per plaintiff); in these cases there are no claims for specific dollar amounts requested as to any defendant. In 132 other cases pending in state and federal district courts (outside the MDL), plaintiffs seek approximately $277 million in damages from as many as 110 defendants. In two cases, plaintiffs have asserted damages related to General Cable in the amount of $11 million. In addition, in relation to these 246 cases, there are claims of $110 million in punitive damages from all of the defendants. However, many of the plaintiffs in these cases allege non-malignant injuries.
Based on our experience in this litigation, the amounts pleaded in the complaints are not typically meaningful as an indicator of the Company’s potential liability because (1) the amounts claimed usually bear no relation to the level of plaintiff’s injury, if any; (2) complaints nearly always assert claims against multiple defendants (a typical complaint asserts claims against some 50 different defendants); (3) damages alleged are not attributed to individual defendants; (4) the defendants’ share of liability may turn on the law of joint and several liability; (5) the amount of fault to be allocated to each defendant is different depending on each case; (6) many cases are filed against General Cable, even though the plaintiff did not use any of General Cable’s products, and ultimately are withdrawn or dismissed without any payment; (7) many cases are brought on behalf of plaintiffs who have not suffered any medical injuries, and ultimately are resolved without any payment to that plaintiff; and (8) with regard to claims for punitive damages, potential liability generally is related to the amount of potential exposure to asbestos from a defendant’s products. General Cable’s asbestos-containing products contained only a minimal amount of fully encapsulated asbestos.
Further, as indicated above, General Cable has approximately 20 years of experience in this litigation, and has, to date, resolved the claims of approximately 11,414 plaintiffs. The cumulative average settlement through December 31, 2010 has been approximately $614 per case. However, the average settlements paid to resolve litigation in 2010 and 2009 have increased significantly above that amount as the mix of cases currently being listed for trial in state courts and those which may be listed in the future, which may need to be resolved, involve more serious asbestos related injuries. As of December 31, 2010 and 2009, the Company had accrued on its balance sheet, on a gross basis, a liability of $5.1 million for asbestos-related claims and had recorded insurance recoveries of approximately $0.5 million. The net amount of $4.6 million as of December 31, 2010 and 2009 represents the Company’s best estimate in order to cover resolution of future asbestos-related claims.
In January 1994, General Cable entered into a settlement agreement with certain principal primary insurers concerning liability for the costs of defense, judgments and settlements, if any, in all of the asbestos litigation described above. Subject to the terms and conditions of the settlement agreement, the insurers are responsible for a substantial portion of the costs and expenses incurred in the defense or resolution of this litigation. In recent years, one of the insurers participating in the settlement that was responsible for a significant portion of the contribution under the settlement agreement entered into insurance liquidation proceedings. As a result, the contribution of the insurers has been reduced and the Company has had to bear a larger portion of the costs relating to these lawsuits. Moreover, certain of the other insurers may be financially unstable, and if one or more of these insurers enter into insurance liquidation proceedings, General Cable will be required to pay a larger portion of the costs incurred in connection with these cases. During 2006, the Company reached an approximately $3.0 million settlement in cash for the resolution of one of these insurers’ obligations that effectively exhausted the limits of the insurance company’s policies that were included in the 1994 settlement agreement.
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
Market Information and Holders
General Cable’s common stock is listed on the New York Stock Exchange under the symbol “BGC”. As of February 18, 2011, there were approximately 1,762 registered holders of the Company’s common stock. The following table sets forth the high and low daily sales prices for the Company’s common stock as reported on the New York Stock Exchange during the years ended December 31:

	2010		2009
	High	Low	High	Low
First Quarter	$33.45	$22.77	$23.64	$12.77
Second Quarter	34.33	25.31	41.69	21.02
Third Quarter	28.64	21.68	42.73	32.13
Fourth Quarter	35.93	24.14	40.68	27.89
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

Performance Graph
The graph below compares the annual percentage change in cumulative total shareholder return on General Cable stock in relation to cumulative total return of the Standard & Poor’s 500 Stock Index, and a peer group of companies (“2010 Peer Group”). The data shown are for the period beginning May 16, 1997, the date that General Cable (“BGC”) common stock began trading on the NYSE, through December 31, 2010.

	May	Dec.	Dec.	Dec.	Dec.	Dec.	Dec.	Dec.	Dec.	Dec.	Dec.	Dec.	Dec	Dec	Dec
	1997	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
General Cable	100	167	143	53	32	97	29	62	105	149	331	555	134	223	266
2010 Peer Group	100	124	95	160	133	112	52	95	107	118	236	277	104	162	206
S&P 500	100	117	148	177	159	138	106	134	146	150	171	177	109	134	152

(1)
Assumes the value of the investment in General Cable common stock and each index was 100 on May 16, 1997. The 2010 Peer Group consists of Belden CDT Inc. (NYSE: BDC), CommScope, Inc. (NYSE: CTV), Draka Holding, N.V. (Euronext Amsterdam Stock Exchange) and Nexans (Paris Stock Exchange). The Peer Group has consisted of the same basic companies since 2005. Returns in the 2010, 2009 and 2008 Peer Group are weighted by capitalization.

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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Company was authorized by its Board of Directors on October 29, 2008 to institute a stock repurchase program for up to $100 million of common stock (incorporated by reference herein to Exhibit 10.52). The Company purchased approximately $11.7 million or 1.0 million of common shares at an average price of $11.65 per share under terms of this program during the fourth quarter of 2008. The stock repurchase program was effective for one year and expired on October 29, 2009. The Company did not repurchase any of its stock during 2009. In 2010, the Company did not have a stock repurchase program and as a result, did not repurchase any of its common stock. The employees of the Company do have the right to surrender to the Company shares in payment of minimum tax obligations upon the vesting of grants of common stock under the Company’s equity compensation plans. For the year ended December 31, 2010 and 2009, 20,367 and 13,989 total shares were surrendered to the Company by employees in payment of minimum tax obligations upon the vesting of nonvested stock under the Company’s equity compensation plans, and the average price paid per share was $28.52 and $24.29, respectively. Minimal shares were surrendered during 2008.

ITEM 6.	SELECTED FINANCIAL DATA
The selected financial information for the last five years ended December 31 and as of December 31, 2010, 2009, 2008, 2007 and 2006 was derived from audited consolidated financial statements. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statement and related notes thereto, especially as the information pertains to 2010, 2009 and 2008 activity.

	Year Ended December 31,
	2010	2009	2008	2007(2)	2006
	(in millions, except metal price and share data)
Net sales	$4,864.9	$4,385.2	$6,230.1	$4,614.8	$3,665.1
Gross profit	554.0	519.5	780.5	672.3	636.2
Operating income	222.4	179.9	399.5	375.7	401.1
Other income (expense)	(28.1)	7.0	(27.2)	(3.4)	(0.1)
Interest expense, net	(71.6)	(83.0)	(91.8)	(48.5)	(36.7)
Loss on extinguishment of debt	—	(7.6)	—	(25.3)	—
Income before income taxes	122.7	96.3	280.5	298.5	364.3
Income tax provision	(47.2)	(32.7)	(96.7)	(100.8)	(126.4)
Equity in net earnings of affiliated companies	1.4	0.9	4.6	0.4	—
Net income including noncontrolling interest	76.9	64.5	188.4	198.1	237.9
Less: preferred stock dividends	0.3	0.3	0.3	0.3	0.3
Less: Net income attributable to noncontrolling interest	7.4	7.9	13.1	0.2	—
Net income attributable to Company common shareholders	$69.2	$56.3	$175.0	$197.6	$237.6
Earnings per common share-basic	$1.33	$1.08	$3.33	$3.78	$4.66
Earnings per common share-assuming dilution	$1.31	$1.07	$3.28	$3.62	$4.58
Weighted average shares outstanding-basic	52.1	52.0	52.6	52.2	51.0
Weighted average shares outstanding-assuming dilution	53.1	52.8	53.4	54.6	52.0

Other Data:
Depreciation and amortization	$105.5	$105.8	$97.3	$63.5	$50.9
Capital expenditures	$116.4	$143.6	$217.8	$153.6	$71.1
Average daily COMEX price per pound of copper cathode	$3.43	$2.35	$3.13	$3.22	$3.09
Average daily price per pound of aluminum rod	$1.05	$0.80	$1.21	$1.23	$1.22

	December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Working capital (1)	$1,385.5	$1,375.3	$1,208.6	$1,008.3	$892.4
Total assets	4,327.7	4,014.1	3,987.9	3,952.0	2,395.7
Total debt	985.5	922.3	1,254.0	1,168.9	617.7
Dividends to common shareholders	—	—	—	—	—
Total equity	1,605.3	1,509.8	1,140.6	1,102.2	711.0

1)	Working capital means current assets less current liabilities.

2)	Includes operating results of the acquisition of the worldwide wire and cable business of Freeport-McMoRan Copper and Gold, Inc., which operated as PDIC since October 31, 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
General Cable is a global leader in the development, design, manufacture, installation, marketing and distribution of copper, aluminum and fiber optic wire and cable products. The Company’s operations are divided into three reportable segments: North America, Europe and Mediterranean and ROW.
The Company has a strong market position in each of the segments in which it competes due to product, geographic, and customer diversity and the Company’s ability to operate as a low cost provider. The Company sells a wide variety of copper, aluminum and fiber optic wire and cable products, which it believes represents one of the most diversified product lines in the industry. As a result, the Company is able to offer its customers a single source for most of their wire and cable requirements. As of December 31, 2010, the Company manufactures its product lines in 47 facilities and sells its products worldwide through its global operations.
General Cable analyzes its worldwide operations based on three geographical reportable segments: 1) North America, 2) Europe and Mediterranean and 3) ROW. The following table sets forth net sales and operating income by geographic group for the periods presented, in millions of dollars:

	Year Ended December 31
(in millions)	2010	2009	2008
Net sales:
North America	$1,785.0	$1,484.6	$2,178.7
Europe and Mediterranean	1,498.6	1,562.7	2,175.3
ROW	1,581.3	1,337.9	1,876.1

Total	$4,864.9	$4,385.2	$6,230.1

Operating income:
North America	$96.9	$19.8	$111.5
Europe and Mediterranean	36.8	70.2	147.1
ROW	88.7	89.9	140.9

Total	$222.4	$179.9	$399.5

General Cable’s reported net sales are directly influenced by the price of copper, and to a lesser extent, aluminum. The price of copper and aluminum as traded on the London Metal Exchange (“LME”) and COMEX has historically been subject to considerable volatility and, during the past few years, global copper prices have established new average record highs as demonstrated in the table at “Item 1 Raw Materials Sources and Availability”.
General Cable generally passes changes in copper and aluminum prices along to its customers, although there are timing delays of varying lengths depending upon the volatility of metals prices, the type of product, competitive conditions and particular customer arrangements. A significant portion of the Company’s electric utility and telecommunications business and, to a lesser extent, the Company’s electrical infrastructure business has metal escalators written into customer contracts under a variety of price setting and recovery formulas. The remainder of the Company’s business requires that volatility in the cost of metals be recovered through negotiated price changes with customers. In these instances, the ability to change the Company’s selling prices may lag the movement in metal prices by a period of time as the customer price changes are implemented. Therefore, in the short-term, during periods of escalating raw material cost inputs, to the extent the Company is able to raise prices in the market to recover the higher current cost of metals, the Company will generally experience a benefit from the sale of its relatively lower value inventory as computed under the weighted average inventory costing method. If the Company is unable to raise prices with the rise in the raw material market prices due to low levels of demand or a competitive price market, the Company will experience lower operating income. Conversely, during periods of declining raw material cost inputs, to the extent the Company has to decrease prices in the market due to competitive pressure as the current cost of metals declines, the Company will generally experience downward pressure on its gross profit due to the sale of relatively higher value inventory as computed under the weighted average inventory costing method. If the Company is able to maintain price levels in an environment in which raw material prices are declining due to high levels of demand, the Company will experience higher operating income. The Company hedges a portion of its metal purchases but does not engage in speculative metals trading.
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
Current Business Environment
The wire and cable industry is competitive, mature and cost driven with minimal differentiation for many product offerings among industry participants from a manufacturing or technology standpoint. The Company continues to experience historically low demand and pricing across a broad spectrum of the Company’s products as a result of the effects of the global financial crisis and economic downturn that began in late 2007.
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
The Company’s overall financial results discussed in this section of the Company’s annual report demonstrate the diversification of the Company’s product offering. In addition to the aforementioned macro-level trends, the Company anticipates that the following trends may affect the financial results of the Company during 2011. The Company’s working capital requirements have been and are expected to be impacted by continued volatile raw materials costs, including metals and insulating materials as well as freight and energy costs. Raw material costs, particularly copper and aluminum prices, have been and will likely continue to be volatile. Certain currencies around the world have been and are anticipated to remain volatile, particularly in developing markets. Additionally, credit markets in certain regions around the world remain relatively restrictive compared to recent years due to economic conditions and as a result access to capital may be more difficult, as more fully discussed below.
As part of General Cable’s ongoing efforts to reduce total operating costs, the Company continuously evaluates its ability to more efficiently utilize existing manufacturing capacity. Such evaluation includes the costs associated with and benefits to be derived from the combination of existing manufacturing assets into fewer plant locations and the possible outsourcing of certain manufacturing processes. The Company may idle manufacturing facilities in the future from time to time depending on market conditions and expected demand. There were no material permanent facility closures during the year ended December 31, 2010 or December 31, 2009.

General Cable believes its global investment in Lean Six Sigma (“LEAN”) training, coupled with effectively utilized manufacturing assets, provides a cost advantage compared to many of its competitors and generates cost savings which help offset high raw material prices and other general economic costs over time. In addition, General Cable’s customer and supplier integration capabilities, one-stop selling and geographic and product balance are sources of competitive advantage. As a result, the Company believes it is well positioned, relative to many of its competitors, in the current business environment.
As more fully discussed below in the Liquidity and Capital Resources section, the Company’s current business environment encompasses credit markets in certain regions around the world that have grown increasingly restrictive in recent years. The Company has access to various credit facilities around the world and believes that it can adequately fund its global working capital requirements through both internal operating cash flow and use of the various credit facilities. Overall, the capital structure changes made in the recent years including the exchange of convertible debt during the fourth quarter of 2009, which effectively extended the maturity of the largest tranche of debt by 20 years, should allow the Company to maintain financial flexibility. The Company anticipates upward pressure on interest rates on certain of its credit facilities outside of North America at the time of renewal in 2011. Additionally, as a result of the rapid and significant volatility in metal prices, the Company’s working capital requirements are expected to be variable for the foreseeable future.
Acquisitions and Divestitures
General Cable actively seeks to identify key trends in the industry to capitalize on expanding markets and new niche markets or exit declining or non-strategic markets in order to achieve better returns. The Company also sets aggressive performance targets for its business and intends to refocus or divest those activities which fail to meet targets or do not fit long-term strategies. We have completed several acquisitions, equity investments, and joint ventures in Egypt, France, Oman, Pakistan, and South Africa in the year ended December 31, 2010. The results of operations of the acquired businesses have been included in the Consolidated Financial Statements since the respective dates of the acquisition and have been determined to be individually and collectively immaterial for disclosure purposes. No material divestitures were made in the year ended December 31, 2010.
Critical Accounting Policies and Estimates
The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. A summary of significant accounting policies is provided in Note 2 to the Consolidated Financial Statements. The application of these policies requires management to make estimates and judgments that affect the amounts reflected in the consolidated financial statements. Management bases its estimates and judgments on historical experience, information that is available to management about current events and actions the Company may take in the future and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The most critical judgments impacting the financial statements include those policies described below. In addition, significant estimates and judgments include allowances for accounts receivable and deferred income taxes; legal, environmental, and asbestos liabilities; inventory costing and valuation; share-based compensation; uncertain tax positions; assets and obligations related to pension and other postretirement benefits; business combination accounting and related purchase accounting valuations; goodwill and intangible valuations; financial instruments; and revenue recognized under the percentage-of-completion method. There can be no assurance that actual results will not differ from these estimates.
Inventory Costing and Valuation
Effective January 1, 2010, the Company changed its method of accounting for its North American inventories and non-North American metal inventories from the LIFO method to the average cost method. Inventories valued using the LIFO method represented approximately 57% of total inventories as of December 31, 2009. The Company believes the change is preferable because the average cost method improves financial reporting by better matching sales and expenses, particularly during periods of metal and petrochemical price volatility or reductions in inventory quantities and enhances comparability with industry peers. The Company applied this change in accounting principle retrospectively to all prior periods presented herein in accordance with ASC 250 Accounting Changes and Error Corrections. As a result of the accounting change, retained earnings as of January 1, 2009 increased from $597.9 million to $749.7 million. The Company converted its accounting systems on January 1, 2010, which effectively eliminated its LIFO pools prospectively. Approximately 84% of the Company’s inventories are valued using the average cost method and all remaining inventories are valued using the first-in, first-out (FIFO) method. All inventories are stated at the lower of cost or market value. See Note 2 for information on this change in accounting principle.

Pension Accounting
General Cable provides retirement benefits through contributory and non-contributory qualified and non-qualified defined benefit pension plans covering eligible domestic and international employees as well as through defined contribution plans and other postretirement benefits. Benefits under General Cable’s qualified U.S. defined benefit pension plan generally are based on years of service multiplied by a specific fixed dollar amount, and benefits under the Company’s qualified non-U.S. defined benefit pension plans generally are based on years of service and a variety of other factors that can include a specific fixed dollar amount or a percentage of either current salary or average salary over a specific period of time. The amounts funded for any plan year for the qualified U.S. defined benefit pension plan are neither less than the minimum required under federal law nor more than the maximum amount deductible for federal income tax purposes. General Cable’s non-qualified unfunded U.S. defined benefit pension plans include a plan that provides defined benefits to select senior management employees beyond those benefits provided by other programs. The Company’s non-qualified unfunded non-U.S. defined benefit pension plans include plans that provide retirement indemnities to employees within the Company’s European and ROW business. Pension obligations for the non-qualified unfunded defined benefit pension plans are provided for by book reserves and are based on local practices and regulations of the respective countries. General Cable makes cash contributions for the costs of the non-qualified unfunded defined benefit pension plans as the benefits are paid.
Benefit costs for the defined benefit pension plans sponsored by General Cable are determined based principally upon certain actuarial assumptions, including the discount rate and the expected long-term rate of return on plan assets. The weighted-average discount rate used to determine the net pension cost for 2010 was 6.00% for the U.S. defined benefit pension plans. The weighted-average discount rate as of December 31, 2010 that was used to determine benefit obligations was 5.50% for the U.S. defined benefit pension plans, and was determined based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency which are expected to be available during the period to maturity of the projected pension benefit obligations and based on information received from actuaries. The weighted-average discount rate used to determine the net pension cost for 2010 was 6.20% for the non-U.S. defined benefit pension plans. Non-U.S. defined benefit pension plans followed a similar evaluation process based on financial markets in those countries where General Cable provides a defined benefit pension plan, and the weighted-average discount rate used to determine benefit obligations for General Cable’s non-U.S. defined benefit pension plans was 5.40% as of December 31, 2010. General Cable’s expense under both U.S. and non-U.S. defined benefit pension plans is determined using the discount rate as of the beginning of the fiscal year, so 2010 expense for the defined benefit pension plans will be based on the weighted-average discount rate of 6.00% for U.S. plans and 6.20% for non-U.S. plans.
The weighted-average long-term expected rate of return on assets is based on input from actuaries, including their review of historical 10-year, 20-year, and 25-year rates of inflation and real rates of return on various broad equity and bond indices in conjunction with the diversification of the asset portfolio. The Company’s overall investment strategy is to diversify its investments for the qualified U.S. defined benefit pension plan based on an asset allocation assumption of 65% allocated to equity investments, with an expected real rate of return of 8%, and 35% to fixed-income investments, with an expected real rate of return of 2%, and an assumed long-term rate of inflation of 3%. Equity investments primarily include investments in large-cap and mid-cap companies primarily located in the United States. The actual asset allocations were 68% of equity investments and 32% of fixed-income investments at December 31, 2010 and 69% of equity investments and 31% of fixed-income investments at December 31, 2009. Approximately 27% and 26% of plan assets were concentrated in two mutual funds as of December 31, 2010 and 2009, respectively. The expected long-term rate of return on assets for qualified non-U.S. defined benefit plans is based on a weighted-average asset allocation assumption of 51% allocated to equity investments, 47% to fixed-income investments and 2% to other investments. The actual weighted-average asset allocations were 47% of equity investments, 51% of fixed-income investments and 2% of other investments at December 31, 2010 and 53% of equity investments, 45% of fixed-income investments and 2% of other investments at December 31, 2009. Management believes that long-term asset allocations on average and by location will approximate the Company’s assumptions and that the long-term rate of return used by each country that is included in the weighted-average long-term expected rate of return on assets is a reasonable assumption.
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

General Cable evaluates its actuarial assumptions at least annually, and adjusts them as necessary. The Company uses a measurement date of December 31 for all of its defined benefit pension plans. In 2010, pension expense for the Company’s defined benefit pension plans was $11.1 million. Based on a weighted-average expected rate of return on plan assets of 7.83%, a weighted-average discount rate of 5.90% and various other assumptions, the Company estimates its 2011 pension expense for its defined benefit pension plans will decrease to approximately $6.0 million. A 1% decrease in the assumed discount rate would increase pension expense by approximately $3.3 million. Future pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the populations participating in the plans. In the event that actual results differ from the actuarial assumptions, the funded status of the defined benefit pension plans may change and any such change could result in a charge or credit to equity and an increase or decrease in future pension expense and cash contributions.
The Company’s investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk are described in further detail in Note 12 to the Consolidated Financial Statements.
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
The Company records a valuation allowance to reduce deferred tax assets to the amount that it believes is more likely than not to be realized. The valuation of deferred tax assets is dependent on, among other things, the ability of the Company to generate a sufficient level of future taxable income. In estimating future taxable income, the Company has considered both positive and negative evidence, such as historical and forecasted results of operations, including prior losses, and has considered the implementation of prudent and feasible tax planning strategies. At December 31, 2010, the Company had recorded a net deferred tax liability of $158.4 million ($32.7 million net current deferred tax asset less $191.1 million net long term deferred tax liability). The Company has and will continue to review on a quarterly basis its assumptions and tax planning strategies, and, if the amount of the estimated realizable deferred tax assets is less than the amount currently on the balance sheet, the Company would reduce its deferred tax asset, recognizing a non-cash charge against reported earnings. Likewise, if the Company determines that a valuation allowance against a deferred tax asset is no longer appropriate, the adjustment to the valuation allowance would reduce income tax expense.
ASC 740 Income Taxes also prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.
The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included within the related tax liability line item in the consolidated balance sheet.
Revenue Recognition
The majority of the Company’s revenue is recognized when goods are shipped to the customer, title and risk of loss are transferred, pricing is fixed or determinable and collectability is reasonably assured. Most revenue transactions represent sales of inventory. A provision for payment discounts, product returns, warranty and customer rebates is estimated based upon historical experience and other relevant factors and is recorded within the same period that the revenue is recognized. The Company has a portion of long-term product installation contract revenue that is recognized based on the percentage-of-completion method generally based on the cost-to-cost method if there are reasonably reliable estimates of total revenue, total cost, and the extent of progress toward completion; and there is an enforceable agreement between parties who can fulfill their contractual obligations. Management reviews contract price and cost estimates periodically as the work progresses and reflects adjustments proportionate to the percentage-of-completion to income in the period when those estimates are revised. For these contracts, if a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined.
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
Our annual goodwill impairment analysis, which was completed during the fourth quarter, did not result in an impairment charge in 2010. A decrease of 10% in the estimated fair value of any of the Company’s reporting units would have no impact on the carrying value of goodwill.
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
Venezuelan Operations
On January 8, 2010, the Venezuelan government announced the devaluation of its currency, the Venezuelan Bolivar (“BsF”) and established a two-tier foreign exchange structure. The official exchange rate for essential goods (food, medicine and other essential goods) was adjusted from 2.15 BsF per U.S. dollar to 2.60 BsF per U.S. dollar. The official exchange rate for non-essential goods was adjusted from 2.15 BsF per U.S. dollar to 4.30 BsF per U.S. dollar. The Company remeasures the financial statements of its Venezuelan subsidiary at the rate at which the Company expects to remit dividends, which is 4.30 BsF per U.S dollar.
Due to the impact of the devaluation of its currency by the Venezuelan government, the Company recorded a pre-tax charge of $29.8 million in the first quarter of 2010 related to the remeasurement of the local balance sheet on the date of the devaluation at the official non-essential rate.

The functional currency of the Company’s subsidiary in Venezuela is the U.S. dollar; therefore, gains and losses for transactions at a rate other than the official exchange rate for non-essential goods are recorded in the statement of operations. For the first five months of 2010, purchases of dollars to import copper and other raw materials were completed at a parallel rate of about 6.88 BsF per U.S. dollar. In 2010, the Company recorded $10.7 million in foreign exchange losses related to copper imports at this parallel rate. The foreign exchange gain (loss) related to the other imported materials at this parallel rate was immaterial in 2010.
In the second quarter, the Company received authorization to purchase dollars to import copper at the official exchange rate for essential goods of 2.60 BsF per U.S. dollar. Beginning in June of 2010, the Company recorded $16.6 million in foreign exchange gains related to transactions completed at the 2.60 BsF per U.S. dollar essential rate. The Company purchased 12.4 million pounds of copper in 2010 at the essential rate.
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
At December 31, 2010 and 2009, the Company’s total assets in Venezuela were $225.2 million and $280.8 million and total liabilities were $36.2 million and $82.4 million, respectively. At December 31, 2010 and 2009, included within total assets were BsF denominated monetary assets of $88.9 million and $128.2 million, which consisted primarily of $50.9 million and $95.5 million of cash, and $35.6 million and $29.1 million of accounts receivable, respectively. At December 31, 2010 and 2009, included within total liabilities were BsF denominated monetary liabilities of $26.3 million and $82.4 million, which consisted primarily of $15.8 million and $47.7 million of accounts payable and other accruals, respectively. All monetary assets and liabilities were remeasured at 4.30 BsF per U.S. dollar at December 31, 2010.
The Company’s sales in Venezuela were 3.3% and 5.3% of our consolidated net sales for the year ended December 31, 2010 and 2009, respectively. Operating income in Venezuela was 16.0% and 41.1% of our consolidated operating income for the year ended December 31, 2010 and 2009, respectively. For the year ended December 31, 2010, Venezuela’s sales and cost of goods sold were approximately 87% and 29% BsF denominated and approximately 13% and 71% U.S. dollar denominated, respectively. For the year ended December 31, 2009, Venezuela’s sales and cost of goods sold were approximately 92% and 45% BsF denominated and approximately 8% and 55% U.S. dollar denominated, respectively. A 10% increase (decrease) in each of the official exchange rates would decrease (increase) Venezuela’s sales and cost of goods sold on an annual basis by approximately $12.7 million and approximately $3.1 million, respectively.
During the years ended December 31, 2010 and 2009, the Company settled $62.1 million and $48.2 million of U.S. dollar denominated intercompany payables and accounts payable in Venezuela, respectively. For the year ended December 31, 2010, approximately 68% was settled at the essential rate of 2.60 BsF per U.S. dollar and 32% was settled at the parallel rate which averaged 6.88 BsF per U.S. dollar between January 1, 2010 and June 8, 2010, the legal period of operation. At December 31, 2010, $2.4 million of requests of U.S. dollars to settle U.S. dollar denominated liabilities remained pending with CADIVI, which we expect will be settled at the 4.30 BsF per U.S. dollar rate. Approximately $0.7 million of the requested settlements have been pending up to 180 days and $1.7 million have been pending over one year. Currency exchange controls in Venezuela continue to limit our ability to remit funds from Venezuela. We do not consider the net assets of Venezuela to be integral to our ability to service our debt and operational requirements.
As a result of government restrictions, Venezuela continues to operate in a difficult economic environment. We have historically taken steps to address operational challenges including obtaining approval of copper imports at the 2.60 essential BsF per U.S. dollar rate, purchasing other raw material products domestically, and adjusting prices to reflect raw material cost and adherence to government price controls.
On December 30, 2010, the Central Bank of Venezuela and the Ministry of Finance published an amendment to Convenio Cambiario No. 14 (the Exchange Law), whereby the official exchange rate was set at 4.30 BsF per U.S. dollar effective January 1, 2011 thereby eliminating the 2.60 BsF per U.S. dollar rate. We will continue to monitor the political and economic situation and will take steps to remain competitive including adjusting price and local production, and pursuing necessary government approvals for import licenses.

Results of Operations
The following table sets forth, for the periods indicated, consolidated statement of operations data in millions of dollars and as a percentage of net sales. Percentages may not add due to rounding.

	Year Ended December 31,
	2010		2009		2008
	Amount	%	Amount	%	Amount	%
Net sales	$4,864.9	100.0%	$4,385.2	100.0%	$6,230.1	100.0%
Cost of sales	4,310.9	88.6%	3,865.7	88.2%	5,449.6	87.5%

Gross profit	554.0	11.4%	519.5	11.8%	780.5	12.5%
Selling, general and administrative expenses	331.6	6.8%	339.6	7.7%	381.0	6.1%

Operating income	222.4	4.6%	179.9	4.1%	399.5	6.4%
Other income (expense)	(28.1)	(0.6)%	7.0	0.2%	(27.2)	(0.4)%
Interest expense, net	(71.6)	(1.5)%	(83.0)	(1.9)%	(91.8)	(1.5)%
Loss on extinguishment of debt	—	—	(7.6)	(0.2)%	—	—%

Income before income taxes	122.7	2.5%	96.3	2.2%	280.5	4.5%
Income tax provision	(47.2)	(1.0)%	(32.7)	(0.7)%	(96.7)	(1.6)%
Equity in net earnings of affiliated companies	1.4	—%	0.9	—%	4.6	0.1%

Net income including noncontrolling interest	76.9	1.6%	64.5	1.5%	188.4	3.0%
Less: preferred stock dividends	0.3	—%	0.3	—%	0.3	—%
Less: net income attributable to noncontrolling interest	7.4	0.2%	7.9	0.2%	13.1	0.2%

Net income attributable to Company common shareholders	$69.2	1.4%	$56.3	1.3%	$175.0	2.8%

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009
The net income attributable to Company common shareholders was $69.2 million in 2010 compared to net income attributable to Company common shareholders of $56.3 million in 2009. Generally, the increase in net income is attributable to relatively higher market price of metals compared to the cost of the lower value inventory in the year ended December 31, 2010. Due to the escalating raw material cost inputs the Company was able to raise prices in the market to recover lower value inventory. Additionally the Company benefitted from ongoing LEAN initiatives and targeted cost reduction efforts made in the prior year, which include, among other actions, a focus on reducing discretionary spending and personnel reductions.
Net Sales
The following tables set forth net sales, metal-adjusted net sales and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for 2009 have been adjusted to reflect the 2010 copper COMEX average price of $3.43 per pound (a $1.08 increase compared to the prior period) and the aluminum rod average price of $1.05 per pound (a $0.25 increase compared to the prior period). Metal-adjusted net sales, a non-GAAP financial measure, are provided herein in order to eliminate the effect of metal price volatility from the comparison of revenues from one period to another. The comparable GAAP financial measure is set forth above. See previous discussion of metal price volatility in the “Overview” section.

	Net Sales
	Year Ended December 31,
	2010		2009
	Amount	%	Amount	%
North America	$1,785.0	37%	$1,484.6	34%
Europe and Mediterranean	1,498.6	31%	1,562.7	36%
ROW	1,581.3	32%	1,337.9	30%

Total net sales	$4,864.9	100%	$4,385.2	100%

	Metal-Adjusted Net Sales
	Year Ended December 31,
	2010		2009
	Amount	%	Amount	%
North America	$1,785.0	37%	$1,720.5	33%
Europe and Mediterranean	1,498.6	31%	1,783.9	35%
ROW	1,581.3	32%	1,632.4	32%

Total metal-adjusted net sales	$4,864.9	100%	$5,136.8	100%

Metal adjustment	—		(751.6)

Total net sales	$4,864.9		$4,385.2

		Metal Pounds Sold
	Year Ended December 31,
	2010		2009
	Pounds	%	Pounds	%
North America	300.7	32%	304.7	32%
Europe and Mediterranean	279.1	30%	295.9	31%
ROW	352.5	38%	349.3	37%

Total metal pounds sold	932.3	100%	949.9	100%

Net sales increased $479.7 million, or 10.9%, to $4,864.9 million in 2010 from 2009 while metal-adjusted net sales decreased $271.9 million, or 5.3%, in 2010 from 2009. The decrease in metal-adjusted net sales of $271.9 million reflects lower sales volume of $51.9 million, unfavorable foreign currency exchange rate changes of $52.0 million and unfavorable selling price/product mix of $207.6 million. These decreases in metal-adjusted net sales have been partially offset by the incremental net sales of $39.6 million attributable to acquisitions. Volume, as measured by metal pounds sold, decreased by 17.6 million pounds or 1.9% in 2010 compared to 2009. Sales volume was lower due to the ongoing weak global economic conditions which resulted in lower demand across a broad spectrum of the Company’s products. Metal pounds sold is provided herein as the Company believes this metric to be a consistent year over year measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. Generally, the Company has attempted to recover higher metal costs and inflation on non-metals raw materials used in cable manufacturing, such as insulating compounds and steel and wood reels, as well as increased freight and energy costs through increased selling prices.
Metal-adjusted net sales in the North America segment increased $64.5 million, or 3.7% principally due to favorable selling price/product mix of $7.6 million, favorable foreign currency exchange rate changes of $29.1 million, principally related to the Canadian dollar, and incremental net sales of $29.9 million attributable to acquisitions partially offset by lower sales volume of $2.1 million. Volume, as measured by metal pounds sold, remained relatively flat in 2010 compared to 2009. Volume remained low, similar to 2009, due to the weak demand for the Company’s electric utility distribution and transmission cables, and telecommunication and electrical infrastructure products in the first six months of 2010. This decrease in volume was offset by volume improvement in the electrical utility market, primarily related to transmission grid projects and terrestrial wind projects in the second half of 2010, as well as volume improvement in early cycle products, such as cables for maintenance and repairs, original equipment manufacturers and networking applications during the year ended December 31, 2010.
Metal-adjusted net sales in the Europe and Mediterranean segment decreased $285.3 million, or 16.0%, in 2010 compared to 2009 due to lower sales volume of $51.1 million, unfavorable foreign currency exchange rate changes of $72.1 million, primarily due to a weaker Euro relative to the U.S. dollar, and unfavorable selling price/product mix of $169.4 million which have been partially offset by incremental net sales attributable to the results of acquired businesses of $7.3 million. Volume, as measured by metal pounds sold, decreased by 16.8 million pounds, or 5.7%, in 2010 compared to 2009. The decrease in sales volume is the result of weak economic conditions in Europe and weakness in demand across a broad spectrum of products, particularly low-voltage cables and building wire products in the Spanish domestic construction and electrical infrastructure markets, which have been partially offset to a lesser extent by regional demand for medium-voltage and high- voltage cables in France, projects involving submarine energy cables in Germany and other alternative energy projects.

Metal-adjusted net sales in the ROW segment decreased $51.1 million, or 3.1% due to unfavorable foreign currency exchange rate changes of $9.0 million, primarily due to the devaluation of the Venezuelan bolivar offset by favorable foreign exchange rate changes in most of the other ROW locations, and an unfavorable selling price/product mix of $45.8 million which have been partially offset by higher sales volume of $1.3 million. Despite the decrease in metal adjusted sales, volume, as measured by metal pounds sold, remained relatively flat in 2010 as compared to 2009. Volume demand increased in the second half of 2010 for low-voltage distribution cable in Brazil related to its “Lights for All” program, investments in the Brazilian infrastructure in preparation for upcoming events such as the 2014 World Cup of Soccer and the 2016 Olympics, an increase in domestic demand in Chile primarily due to reconstruction efforts after the Chilean earthquake in early 2010, and related to market expansions in Mexico and Peru. These increases were offset by the challenges faced in Venezuela as the country continues to cope with complex exchange regulations that have caused disruptions in the electrical and construction projects across the country and lower volume in Thailand due to the socio-political crises resulting in delayed infrastructure projects in the first half of 2010.
Gross Profit
Gross profit increased $34.5 million, or 6.6%, in 2010 from 2009. Gross profit as a percentage of net sales was 11.4% for 2010 and was 11.8% for 2009. The increase in gross profit was primarily due to a relatively higher market price of metals compared to the cost of the lower value inventory in the year ended December 31, 2010 as well as the current year benefit of ongoing LEAN initiatives and targeted costs reduction efforts made in the prior year, which include, among other actions, a focus on reducing discretionary spending and personnel reductions. These benefits were offset by $19.5 million in charges related to the substantial completion of negotiations with the works councils of various operations in Europe to permanently reduce manufacturing personnel.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $8.0 million, or 2.4%, in 2010 from 2009. The decrease in SG&A was primarily a result of the Company’s LEAN initiatives and targeted cost reduction efforts including, among other actions, lower variable selling expenses in Europe and Mediterranean and ROW, a focus on reducing discretionary spending and personnel reductions. SG&A as a percentage of metal-adjusted net sales was 6.8% and 6.6% for 2010 and 2009, respectively.
Operating Income
The following table sets forth operating income by segment, in millions of dollars.

	Operating Income
	Year Ended December 31,
	2010		2009
	Amount	%	Amount	%
North America	$96.9	44%	$19.8	11%
Europe and Mediterranean	36.8	16%	70.2	39%
ROW	88.7	40%	89.9	50%

Total operating income	$222.4	100%	$179.9	100%

The increase in operating income for the North America segment of $77.1 million is primarily attributable to a greater benefit from the relatively higher average market price of metals compared to the cost of the lower value inventory in 2010 as compared to 2009 and lower SG&A of $8.1 million as a result of the Company’s LEAN initiatives.
The decrease in operating income for the Europe and Mediterranean segment of $33.4 million was primarily attributable to the weak demand and pricing for residential and low-voltage cable and building wire due to the economic slowdown in the Spanish construction and electrical infrastructure related markets, which resulted in lower plant utilization. As a result, the Company completed negotiations with the works councils of the various operations in Europe to permanently reduce manufacturing personnel that resulted in a charge of $19.5 million. In addition, value added pricing remained weak primarily due to historically low levels of overall demand in many European end markets. The challenge of pricing in this difficult operating environment was compounded during 2010 by the volatile and generally rising price of copper.
The operating income for the ROW segment was relatively flat. The Company generally benefited from the relatively higher average market price of metals compared to the cost of the lower value inventory in 2010 as compared to 2009; primarily in Central America, Zambia, the Philippines and Oceania, as the Company was able to successfully transfer the increase in metal price to the customers. Also, in Brazil and Chile, the Company benefited from penetration of more profitable product segments and concentrated on product lines carrying higher margins. This increase was offset by the decline in operating profit in Venezuela as sales prices in 2010 have returned to a more normal level as compared to the elevated sales prices in 2009 due to challenges faced with complex exchange regulations as well as a decrease in operating income out of Thailand due to the social unrest. In addition operating income decreased $31.9 million due to unfavorable foreign currency exchange rate changes.

Other Income (Expense)
Other income (expense) includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated as well as unrealized gains and losses on derivative instruments that are not designated as cash flow hedges. During 2010 and 2009, the Company recorded other expense of $28.1 million and other income of $7.0 million, respectively. For 2010, other expense of $28.1 million was attributable to the $29.8 million Venezuelan currency devaluation, as discussed below, other income of $7.7 million resulting primarily from foreign currency transaction gains and losses, and other expense of $6.0 million related to unrealized losses on derivative instruments of which $7.9 million was due to the dedesignation of cash flow hedges as a result of the deferral of raw material purchases related to changes in the anticipated timing of a specific project in Brazil. During 2009, the Company recorded other income (expense) primarily related to foreign currency transaction gains and losses.
On January 8, 2010, the Venezuelan government announced the devaluation of its currency, BsF, and established a two-tier foreign exchange structure. Due to the impact of the devaluation of its currency by the Venezuelan government, the Company recorded a pre-tax charge of $29.8 million in the first quarter of 2010 related to the remeasurement of the local balance sheet on the date of the devaluation at the official non-essential rate. The functional currency of the Company’s subsidiary in Venezuela is the U.S. dollar. See Item 7 “Venezuela Operations” for additional information.
Interest Expense
Net interest expense decreased from $83.0 million in 2009 to $71.6 million in 2010 primarily as a result of completing the convertible debt exchange offer in the fourth quarter of 2009. The interest expense related to amortization of the debt discount as a result of the bifurcation of the Company’s convertible debt instruments resulted in lower non-cash interest expense principally due to the longer dated maturity of the Company’s subordinated convertible notes as discussed in Note 2 and Note 9 to the Consolidated Financial Statements.
Loss on Extinguishment of Debt
In December 2009, the Company completed an offer to exchange $925 principal amount of Subordinated Convertible Notes due in 2029 for each $1,000 principal amount of the 1.00% Senior Convertible Notes due in 2012 which resulted in the issuance of $429.5 million aggregate principal amount of Subordinated Convertible Notes due in 2029 in exchange for approximately 97.8% or $464.4 million aggregate principal amount of the 1.00% Senior Convertible Notes due in 2012. An aggregate principal amount of $10.6 million of the 1.00% Senior Convertible Notes due in 2012 remain outstanding after the exchange. The exchange was treated as an extinguishment of the 1.00% Senior Convertible Notes due in 2012 and issuance of subordinated debt due in 2029. The Company recorded a non-cash loss on debt extinguishment of $7.6 million which included the write-off of $4.9 million of unamortized debt issuance costs related to the 1.00% Senior Convertible Notes due in 2012. See the “Debt and Other Contractual Obligations” discussion for additional information.
Tax Provision
The Company’s effective tax rate for 2010 and 2009 was 38.5% and 34.0%, respectively. The Company’s 2010 effective tax rate was adversely impacted by the nondeductible Venezuelan devaluation loss and valuation allowances recorded against deferred tax assets in certain foreign jurisdictions, partially offset by the recognition of tax benefits related to uncertain tax positions that was primarily due to statute of limitations expirations and tax audit settlements.
Preferred Stock Dividends
During 2010 and 2009, the Company accrued and paid $0.3 million in dividends on its Series A preferred stock.
Year Ended December 31, 2009 Compared with Year Ended December 31, 2008
The net income attributable to Company common shareholders was $56.3 million in 2009 compared to net income attributable to Company common shareholders of $175.0 million in 2008. Generally, the decrease in net income attributable to Company common shareholders is due to lower demand across a broad spectrum of the Company’s products, higher raw material costs particularly in the second half of the year and the globally competitive pricing environment particularly in North America and Europe and Mediterranean due to ongoing weak economic conditions. The net income attributable to Company common shareholders for 2009 included pre-tax non-cash interest of $38.9 million on the Company’s convertible debt instruments as a result of bifurcating the convertible notes into their debt and equity components in accordance with Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion, a pre-tax loss on extinguishment of debt of $7.6 million which includes the write-off of $4.9 million of deferred debt issuance costs as a result of the convertible debt exchange completed during the fourth quarter of 2009, and a one-time charge of $6.5 million as a result of a change in Mexican tax code that required the Company to retroactively adjust certain tax benefits previously recognized under tax consolidation laws in Mexico. Partially offsetting the decrease in net income attributable to common shareholders are the results of acquired businesses particularly Phelps Dodge Philippines acquired in the third quarter of 2008. In comparison, net income attributable to the Company’s common shareholders for 2008 included pre-tax non-cash interest of $36.0 million on the Company’s convertible debt instruments as a result of bifurcating the convertible notes into their debt and equity components in accordance with ASC 470 and a pre-tax $27.2 million charge related to foreign currency transaction adjustments resulting principally from the sudden devaluation of certain emerging market currencies in South America and Sub-Sahara Africa.

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

	Net Sales
	Year Ended December 31,
	2009		2008
	Amount	%	Amount	%
North America	$1,484.6	34%	$2,178.7	35%
Europe and Mediterranean	1,562.7	36%	2,175.3	35%
ROW	1,337.9	30%	1,876.1	30%

Total net sales	$4,385.2	100%	$6,230.1	100%

	Metal-Adjusted Net Sales
	Year Ended December 31,
	2009		2008
	Amount	%	Amount	%
North America	$1,484.6	34%	$1,907.3	35%
Europe and Mediterranean	1,562.7	36%	1,942.7	36%
ROW	1,337.9	30%	1,605.2	29%

Total metal-adjusted net sales	$4,385.2	100%	$5,455.2	100%

Metal adjustment	—		774.9

Total net sales	$4,385.2		$6,230.1

	Metal Pounds Sold
	Year Ended December 31,
	2009		2008
	Pounds	%	Pounds	%
North America	304.7	32%	366.8	33%
Europe and Mediterranean	295.9	31%	346.5	32%
ROW	349.3	37%	388.0	35%

Total metal pounds sold	949.9	100%	1,101.3	100%

Net sales decreased $1,844.9 million, or 29.6%, to $4,385.2 million in 2009 from 2008 while metal-adjusted net sales decreased $1,070.0 million, or 19.6%, in 2009 from 2008. The decrease in metal-adjusted net sales of $1,070.0 million reflects lower sales volume of $330.1 million, unfavorable foreign currency exchange rate changes of $303.6 million and unfavorable selling price/product mix of $521.6 million. These decreases in metal-adjusted net sales were partially offset by the incremental net sales of $85.3 million attributable to acquired businesses. Volume, as measured by metal pounds sold, decreased by 151.4 million pounds, or 13.7%, in 2009 compared to 2008 due primarily to ongoing weak global economic conditions which resulted in lower demand across a broad spectrum of the Company’s products. Excluding the impact of acquisitions, metal pounds sold decreased by 173.8 million pounds or 15.8% as more fully described below. Metal pounds sold is provided herein as the Company believes this metric to be a consistent year over year measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. Generally, the Company has attempted to recover higher metal costs and inflation on non-metals raw materials used in cable manufacturing, such as insulating compounds and steel and wood reels, as well as increased freight and energy costs through increased selling prices.

Metal-adjusted net sales in the North America segment decreased $422.7 million, or 22.2% principally due to lower sales volume of $128.8 million, unfavorable selling price/product mix of $273.1 million and unfavorable foreign currency exchange rate changes of $32.3 million, principally related to the Canadian dollar. The decrease in sales volume was primarily the result of weak economic conditions in the United States and Canada which affected demand for a large number of the Company’s principal products. Volume, as measured by metal pounds sold, decreased by 62.1 million pounds, or 16.9%, in 2009 compared to 2008. Weak demand for the Company’s electric utility distribution and transmission cables resulted in a decrease in metal pounds sold of 27.9 million pounds or 14.8%. Similarly, the overall decrease in demand for copper intensive outside plant telecommunications cable from the Regional Bell Operating Companies (RBOCs) and communications distribution products resulted in a decrease in metal pounds sold of 8.7 million pounds or 22.7%.
The following additional trends in 2009 also affected the results of North America. Weakness in the residential and non-residential construction markets in the United States and Canada continued to negatively impact the demand for low-voltage and smaller gauge size cables used in electric power distribution. Recent energy and tax legislation supports the Company’s view that the overall long-term trend in demand for electric utility products remains positive, however, the Company believes that utilities have cut capital investment and maintenance budgets due to weak economic conditions, complexities at the local, state and federal levels which have delayed meaningful progress on many interstate transmission projects and the demand for electricity and the availability of credit which declined in the United States as compared to recent years. As a result of this weak-end market demand, the Company implemented plans to temporarily idle certain manufacturing facilities from one week up to 90 days by extending planned shutdowns in an effort to balance inventory, production and expected demand. The Company expects that over time growth rates for electric utility products in North America will be highly variable depending on related product business cycles and the approval and funding cycle times for large utility projects. Demand for alternative energy products as well as products used for energy exploration in the mining, oil, gas, and petrochemical markets, is expected to continue over the long-term partly as a result of volatile energy prices and federal government economic stimulus plans. Demand trends for telecommunication products from the RBOCs continue to decline due to the RBOCs broadband investment, weakness in the U.S. housing market, fiber-to-the-home initiatives, and budgetary constraints caused partially by volatile copper costs, which have reduced both RBOC and distributor purchasing volume in this segment.
Metal-adjusted net sales in the Europe and Mediterranean segment decreased $380.0 million, or 19.6%, in 2009 compared to 2008 due to lower sales volume of $112.6 million, unfavorable foreign currency exchange rate changes of $117.3 million, primarily due to a weaker Euro relative to the U.S. dollar, and unfavorable selling price/product mix of $187.3 million which has been partially offset by incremental net sales attributable to the results of acquired businesses of $37.2 million. Volume, as measured by metal pounds sold excluding the results of acquired business, decreased by 61.3 million pounds, or 17.7%, in 2009 compared to 2008. The decrease in sales volume is the result of ongoing weak economic conditions in Europe and weakness in demand across a broad spectrum of products, particularly low-voltage cables and building wire products in the Spanish domestic construction markets which have been partially offset to a lesser extent by demand for high-voltage and extra-high-voltage cables to upgrade the electricity grid as well as projects involving submarine energy cables and other alternative energy projects. Similar to the economic stimulus focused on enhanced investment in electric transmission infrastructure, high-speed broadband infrastructure and offshore wind-energy projects as discussed in the Company’s North America segment, the Council of the European Union, as part of a broader economic recovery plan, recently earmarked funding for numerous projects in the field of energy which may over time lead to an increase in demand for the Company’s products.
Metal-adjusted net sales in the ROW segment decreased $267.3 million, or 16.7% due to lower sales volume of $88.7 million, unfavorable foreign currency exchange rate changes of $154.0 million, primarily due to the weakening of certain currencies in Central and South America relative to the U.S. dollar, and an unfavorable selling price/product mix of $61.2 million which has been partially offset by incremental net sales attributable to the results of acquired businesses of $36.6 million. Volume, as measured by metal pounds sold excluding the results of acquired businesses, decreased by 49.5 million pounds, or 12.8%, in 2009 compared to 2008. Broadly, economic conditions in certain markets in the Company’s ROW segment, particularly in Central and South America, have been negatively impacted by slowing global growth, credit restrictions, investment curtailment and commodity volatility resulting in lower than expected demand for the Company’s construction and electrical infrastructure products. Prospectively, in addition to a broader economic recovery, there were catalysts for growth in Sub-Saharan Africa where investment continued to occur as a result of the 2010 Africa Cup of Nations and in Brazil where the government plans for the infrastructure needs as a result of the 2014 World Cup of Soccer and the 2016 Olympics as well as other transmission investment projects such as “Lights for All” which is designed to provide power to remote locations throughout the country which may over time lead to an increase in demand for the Company’s products. Similarly, in Venezuela, 2009 power shortages resulted in the government issuing an emergency plan to be implemented in order to upgrade the electrical infrastructure which has resulted in an increased demand for the Company’s medium-voltage electric utility products during the latter part of the fourth quarter of 2009.

Gross Profit
Gross profit decreased $261.0 million, or 33.4%, in 2009 from 2008. Gross profit as a percentage of net sales was 11.8% for 2009 and was 12.5% for 2008. The reduction in gross profit margin is principally related to lower plant utilization, weak end user demand and an unfavorable pricing environment across a broad spectrum of the Company’s products as well as relatively lower market price of metals compared to the cost of the higher value inventory in the year ended December 31. 2009. Partially offsetting this decrease were the Company’s LEAN initiatives and targeted costs reduction efforts which include, among other actions, the temporary idling of certain manufacturing facilities, a focus on reducing discretionary spending, personnel reductions and salary freezes.
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
Operating Income
The following table sets forth operating income by segment, in millions of dollars.

	Operating Income
	Year Ended December 31,
	2009		2008
	Amount	%	Amount	%
North America	$19.8	11%	$111.5	28%
Europe and Mediterranean	70.2	39%	147.1	37%
ROW	89.9	50%	140.9	35%

Total operating income	$179.9	100%	$399.5	100%

Operating income decreased $219.6 million or 55.0% to $179.9 million in 2009 from $399.5 million in 2008. This decrease is attributable to weak volume as a result of decreased demand across a broad spectrum of the Company’s products resulting in lower plant utilization, a highly competitive pricing environment in many of the Company’s end markets and unfavorable foreign currency exchange rate changes of $20.7 million. These decreases were partially offset by lower selling, general and administrative expenses of $41.4 million as a result of the Company’s LEAN initiatives and targeted costs reduction efforts which include, among other actions, the temporary idling of certain manufacturing facilities, a focus on reducing discretionary spending, personnel reductions and salary freezes. The decreases were partially offset by the incremental operating income generated in Venezuela which as a percentage of consolidated operating income increased to 41.1% in 2009 from 9.7% in 2008, as discussed below.
The decrease in operating income for the North America segment of $91.7 million or 82.2% was largely the result of lower volume due to continued softness in demand and significantly weaker pricing in many of the segment’s end markets particularly electric infrastructure and electric utility products as a result of the weak economy and competitive environment. Persistent softness in the housing market continues to have a negative impact on the demand for low-voltage and smaller gauge size cables used in electric power distribution as well as copper-based telecommunication products used by RBOCs in new housing starts.
Operating income for the Europe and Mediterranean segment decreased $76.9 million or 52.3% in 2009 from 2008. This decrease was largely the result of lower volume due to continued softness in demand for residential and low-voltage cable and building wire due to the economic slowdown in the Spanish construction related markets and a broader contraction of Eurozone economic activity resulting in lower plant utilization, weaker pricing due to heightened competition in many of the segment’s end markets, and unfavorable foreign currency exchange rate changes of $8.8 million. These decreases were partially offset by lower selling, general and administrative expenses of $25.6 million in 2009 as compared to 2008.
Operating income for the ROW segment decreased $51.0 million or 36.2% in 2009 from 2008. This decrease was largely the result of lower volume due to continued softness in demand and pricing pressure in many of the segment’s end markets particularly in Central and South America and Southeast Asia and unfavorable foreign currency exchange rate changes of $12.9 million. These decreases were partially offset by lower selling, general and administrative expenses of $12.1 million in 2009 as compared to 2008. In the second half of 2009, the Company experienced significant growth in demand in Venezuela as the government began to heavily invest in its electrical infrastructure in order to address its power generation deficiencies and to improve its grid reliability. As a result of this significant and rapid action, Venezuela has generated, in 2009, an uncharacteristically high proportion of consolidated operating profit compared to 2008, as noted above.

Other Income (Expense)
Other income of $7.0 million in 2009 and other expense of $27.2 million in 2008 primarily consist of foreign currency transaction gains and losses that resulted from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated. Certain emerging market currencies, principally in South America and to a lesser extent Sub-Saharan Africa, have experienced considerable volatility and the change year over year reflects the recovery of these currencies after the rapid and significant devaluation experienced in a short period during the second half of 2008.
Interest Expense
The Company recorded net interest expense of $83.0 million and $91.8 million in 2009 and 2008, respectively, which includes $38.9 million and $36.0 million for 2009 and 2008, respectively, of incremental pre-tax non-cash interest expense attributable to the amortization of the debt discount as a result of the bifurcation of the Company’s convertible debt instruments as discussed in Note 2 and Note 9 to the Consolidated Financial Statements. Excluding the impact of the Company’s convertible debt instruments, net interest expense decreased $11.7 million to $44.1 million in 2009 from $55.8 million in 2008. This decrease was primarily due to lower average debt levels in 2009 as compared to 2008, particularly as it relates to the Company’s Amended Credit Facility and the PDIC credit facilities supporting operations in the Company’s ROW segment as well as lower interest rates on the Company’s Senior Floating Rate Notes, Spanish Term Loans and ROW credit facilities.
Loss on Extinguishment of Debt
In December 2009, the Company completed an offer to exchange $925 principal amount of Subordinated Convertible Notes due in 2029 for each $1,000 principal amount of the 1.00% Senior Convertible Notes due in 2012 which resulted in the issuance of $429.5 million aggregate principal amount of Subordinated Convertible Notes due in 2029 in exchange for approximately 97.8% or $464.4 million aggregate principal amount of the 1.00% Senior Convertible Notes due in 2012. An aggregate principal amount of $10.6 million of the 1.00% Senior Convertible Notes due in 2012 remain outstanding after the exchange. The exchange was treated as an extinguishment of the 1.00% Senior Convertible Notes due in 2012 and issuance of subordinated debt due in 2029. The Company recorded a non-cash loss on debt extinguishment of $7.6 million which included the write-off of $4.9 million of unamortized debt issuance costs related to the 1.00% Senior Convertible Notes due in 2012. See the “Debt and Other Contractual Obligations” discussion below for additional information.
Tax Provision
The Company’s effective tax rate for 2009 and 2008 was 34.0% and 34.5%, respectively. The Company’s annual effective tax rate is influenced by the global mix of income earned in numerous countries with varying income tax rates.
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
Capital structure improvements made in December 2009 as the result of the convertible debt exchange offer pursuant to which the Company issued $429.5 million aggregate principal amount of new Subordinated Convertible Notes due in 2029 in exchange for approximately 97.8% or $464.4 million aggregate principal amount of the 1.00% Senior Convertible Notes due in 2012 provided the Company with financial and strategic flexibility by extending the maturity of a portion of the Company’s total debt represented by the Company’s 1.00% Senior Convertible Notes due in 2012. There were no proceeds generated as a result of the exchange.
The Company’s working capital requirement decreases when it experiences softening incremental demand for products and/or a significant reduction in the price of copper, aluminum and/or other raw material cost inputs. Based upon historical experience, the cash on its balance sheet and the expected availability of funds under its current credit facilities, the Company believes its sources of liquidity will be sufficient to enable it to meet the Company’s cash requirements for working capital, capital expenditures, debt repayment, salaries and related benefits, interest, Series A preferred stock dividends and taxes for the next twelve months and foreseeable future. As discussed below under Debt and Other Contractual Obligations, the Company maintains approximately $889.9 million of excess availability under its various credit facilities around the world.

General Cable Corporation is a holding Company with no operations of its own. All of the Company’s operations are conducted, and net sales are generated, by its subsidiaries and investments. Accordingly, the Company’s cash flow comes from the cash flows of its global operations. The Company’s ability to use cash flow from its international operations, if necessary, has historically been adversely affected by limitations on the Company’s ability to repatriate such earnings tax efficiently. See Item 1A Risk Factors for additional information. In particular, Venezuela has foreign exchange and price controls which have historically limited the Company’s ability to convert Bolivars to U.S. dollar and transfer funds out of Venezuela.
Summary of Cash Flows
Operating cash inflow of $98.9 million in 2010 reflects a net working capital use of $144.2 million driven principally by increases in inventories, receivables, and other assets of $170.8 million, $95.0 million and $34.6 million respectively, which were partially offset by increases in accounts payable, accrued and other liabilities of $156.2 million. The increase in accounts receivable primarily reflects the increase in selling prices due to the increase in raw material costs as well as increased volume in the months leading up to year end compared to the equivalent period in 2009. The increase in inventory is primarily due to the increase in metal prices throughout the year. The Company continues to adjust its production in order to balance inventory levels. These negative cash flows have been partially offset by increases in accounts payable, accrued and other liabilities which were primarily the result of incremental manufacturing activity due to an increase in demand and higher raw material cost inputs. More than offsetting this net working capital use of cash in the twelve fiscal months of 2010 was $243.1 million of overall net cash inflows related to net income adjusted for depreciation and amortization, amortization on restricted stock awards, foreign currency loss, deferred income tax income, excess tax benefits from stock based compensation, convertible debt instrument non cash interest charges, and the gain on the disposal of property.
In Venezuela, government restrictions on the transfer of cash out of the country have limited the Company’s ability to immediately repatriate cash. Approximately 11% and 19% of the consolidated cash balance as of December 31, 2010 and December 31, 2009, respectively, was held in Venezuela. The proportion of operating cash flows attributable to Venezuela in 2010 as compared to total Company operating cash flows is 4% for the year ended December 31, 2010.
Cash flow used by investing activities was $133.8 million in 2010, principally reflecting $116.4 million of capital expenditures. The Company continued to focus its capital program on completing greenfield projects in India and Peru as well as projects around the world to upgrade equipment, improve efficiency and throughput and enhance productivity. The Company anticipates capital spending to be approximately $100 million to $120 million in 2011.
Financing activities in 2010 generated $37.3 million of cash inflows primarily related to borrowings on various short-term credit facilities in the Company’s ROW segment. See the “Debt and Other Contractual Obligations” section below for details.
Debt and Other Contractual Obligations
The Company’s outstanding debt obligations were $985.5 million as of December 31, 2010 consisting of $9.5 million of 1.00% Senior Convertible Notes due in 2012 (net of debt discount), $295.5 million of 0.875% Convertible Notes due in 2013 (net of debt discount), $163.9 million of Subordinated Notes due in 2029 (net of debt discount), $200.0 million of 7.125% Senior Notes due in 2017, $125.0 million of Senior Floating Rate Notes due in 2015, $38.1 million drawn on Europe and Mediterranean credit facilities, $50.1 million of Spanish Term Loans, $79.1 million drawn on ROW credit facilities and $24.3 million of various other short-term loans. A separate description of our various borrowings is provided below and additional discussion is included at Note 9 to the Consolidated Financial Statements.
On December 15, 2009, the Company completed an offer to exchange $925 principal amount of the Subordinated Convertible Notes due in 2029 for each $1,000 principal amount of the 1.00% Senior Convertible Notes due in 2012 which resulted in the issuance of $429.5 million aggregate principal amount of Subordinated Convertible Notes due in 2029 in exchange for approximately 97.8% or $464.4 million aggregate principal amount of the 1.00% Senior Convertible Notes due in 2012. An aggregate principal amount of $10.6 million of the 1.00% Senior Convertible Notes due in 2012 was outstanding as of December 15, 2009. The exchange was treated as an extinguishment of the 1.00% Senior Convertible Notes due in 2012 and issuance of subordinated debt due in 2029. The Company recorded a non-cash loss on debt extinguishment of $7.6 million which included the write-off of $4.9 million of unamortized debt issuance costs related to the 1.00% Senior Convertible Notes due in 2012.
The Company’s Subordinated Convertible Notes were issued on December 15, 2009 in the amount of $429.5 million pursuant to the aforementioned exchange offer. The notes and the common stock issuable upon conversion were registered on a Registration Statement on Form S-4, initially filed with the SEC on October 27, 2009, as amended and as declared effective by the SEC on December 15, 2009. At issuance, the Company separately accounted for the liability and equity components of the instrument, based on the Company’s nonconvertible debt borrowing rate on the instrument’s issuance date of 12.5%. At issuance, the liability and equity components were $162.9 million and $266.6 million, respectively. The equity component (debt discount) is being amortized to interest expense based on the effective interest method. There were no proceeds generated from the transaction and the Company incurred issuance fees and expenses of approximately $14.5 million as a result of the exchange offer which was proportionately allocated to the liability and equity components of the Subordinated Convertible Notes due in 2029.

As a result of the aforementioned exchange offer, approximately 97.8% of $464.4 of the Company’s 1.00% Senior Convertible Notes were validly tendered. As of December 15 2009, there were $10.6 million of the 1.00% Senior Convertible Notes outstanding. Beginning January 1, 2009, as discussed in Note 2, the Company separately accounted for the liability and equity components of the instrument, retrospectively, based on the Company’s nonconvertible debt borrowing rate on the instrument’s issuance date of 7.5%. At issuance, the liability and equity components were $348.2 million and $126.8 million, respectively. At the exchange date December, 15, 2009, the liability and equity components were $389.7 million and $74.7 million, respectively. The equity component (debt discount) is being amortized to interest expense based on the effective interest method. The Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company’s wholly-owned U.S. and Canadian subsidiaries.
The Company’s 0.875% Convertible Notes were issued in November of 2006 in the amount of $355.0 million. The 0.875% Convertible Notes bear interest at a fixed rate of 0.875%, payable semi-annually in arrears, and mature in 2013. Beginning January 1, 2009, as discussed in Note 2, the Company separately accounted for the liability and equity components of the instrument, retrospectively, based on the Company’s nonconvertible debt borrowing rate on the instrument’s issuance date of 7.35%. At issuance, the liability and equity components were $230.9 million and $124.1 million, respectively. The equity component (debt discount) is being amortized to interest expense based on the effective interest method. The Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company’s wholly-owned U.S. and Canadian subsidiaries
The Company’s convertible debt instruments outstanding as of December 31, 2010 and 2009 are as follows:

	Subordinated Notes due in 2029		1.00% Senior Convertible Notes		0.875% Convertible Notes
	December 31,		December 31,		December 31,
(in millions)	2010	2009	2010	2009	2010	2009
Face value	$429.5	$429.5	$10.6	$10.6	$355.0	$355.0
Debt discount	(265.6)	(266.6)	(1.1)	(1.7)	(59.5)	(77.0)
Book value	163.9	162.9	9.5	8.9	295.5	278.0

Maturity date	November 2029		October 2012		November 2013
Stated annual interest rate	4.50% until Nov 2019 2.25% until Nov 2029		1.00% until Oct 2012		0.875% until Nov 2013
Interest payments	Semi-annually: May 15 & November 15		Semi-annually: April 15 & October 15		Semi-annually: May 15 & November 15
As of December 31, 2010 the fair value of the Company’s Subordinated Convertible Notes, 1.00% Senior Convertible Notes and 0.875% Convertible Notes was $521.0 million, $9.7 million and $350.6 million, respectively. As of December 31, 2009 the fair value of the Company’s Subordinated Convertible Notes, 1.00% Senior Convertible Notes and 0.875% Convertible Notes was $574.5 million, $8.0 million and $287.6 million, respectively. The Company completed the issuance and sale of $325.0 million in aggregate principal amount of senior unsecured notes, comprised of $200.0 million of 7.125% Senior Fixed Rate Notes due 2017 (the “7.125% Senior Notes”) and $125.0 million of Senior Floating Rate Notes due 2015 (the “Senior Floating Rate Notes” and together with the “7.125 Senior Notes”, the “Notes”) on July 26, 2007 to replace the unregistered Notes with registered Notes with like terms pursuant to an effective Registration Statement on Form S-4.

	7.125% Senior Notes		Senior Floating Rate Notes
(in millions)	Dec 31, 2010	Dec 31, 2009	Dec 31, 2010	Dec 31, 2009
Face value	$200.0	$200.0	$125.0	$125.0
Fair value	197.5	196.0	114.4	111.3
Interest rate	7.125%	7.125%	2.7%	2.7%
			3-month LIBOR rate plus 2.375%
Interest payment	Semi-annually: Apr 1 & Oct 1		Quarterly: Jan 1, Apr 1, Jul 1 & Oct 1
Maturity date	April 2017		July 2015
Guarantee	Jointly and severally guaranteed by the Company’s wholly-owned U.S. and Canadian subsidiaries

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

Amended Credit Facility
(in millions)	Dec 31, 2010	Dec 31, 2009
Outstanding borrowings	$—	$—
Undrawn availability	371.5	293.6
Interest rate	See above	See above
Outstanding letters of credit	18.5	28.2
Original issuance	November 2003
Maturity date	July 2012
The table below provides a summary of the Spanish Term Loans and corresponding fixed interest rate swaps. The proceeds from the Spanish Term Loans were used to partially fund the acquisition of Enika Biskra in 2008 and for general working capital purposes. There is no remaining availability under these Spanish Term Loans.

	Spanish Term Loans(1)
(in millions)	Dec 31, 2010	Dec 31, 2009
Outstanding borrowings	$50.1	$72.5
Interest rate — weighted average(2)	3.7%	4.1%

(1)	The terms of the Spanish Term Loans are as follows:

	Original					Interest rate
(in millions)	Amount	Issuance Date	Maturity Date	Interest rate	Loan and Interest payable	Swap(2)
Term Loan 1	20.0 Euros	February 2008	February 2013	Euribor +0.5%	Semi-annual: Aug & Feb	4.2%
Term Loan 2	10.0 Euros	April 2008	April 2013	Euribor +0.75%	Semi-annual: Apr & Oct	4.58%
Term Loan 3	21.0 Euros	June 2008	June 2013	Euribor +0.75%	Quarterly: Mar, Jun, Sept & Dec	4.48%
Term Loan 4	15.0 Euros	September 2009	August 2014	Euribor +2.0%	Quarterly: Mar, Jun, Sept & Dec	1.54%
					Principal payments: Feb & Aug

(2)	The Company entered into fixed interest rate swaps to coincide with the terms and conditions of the term loans that will effectively hedge the variable interest rate with a fixed interest rate.

The Company’s Europe and Mediterranean credit facilities are summarized in the table below:

	Europe and Mediterranean credit facilities
(in millions)	Dec 31, 2010	Dec 31, 2009
Outstanding borrowings	$38.1	$31.4
Undrawn availability	125.4	147.7
Interest rate — weighted average	3.1%	4.6%
Maturity date	Various
The Company’s Europe and Mediterranean uncommitted accounts receivable facilities are summarized in the table below:

	Uncommitted accounts receivable facilities
(in millions)	Dec 31, 2010	Dec 31, 2009
Outstanding borrowings	$—	$1.1
Undrawn availability	113.7	125.4
Interest rate — weighted average	—	1.7%
Maturity date	Various
The Spanish Term Loans and certain credit facilities held by the Company’s Spanish subsidiaries are subject to certain financial ratios of the Company’s European subsidiaries, which includes minimum net equity and net debt to EBITDA (earnings before interest, taxes, depreciation and amortization). At December 31, 2010 and 2009, the Company was in compliance with all covenants under these facilities.

The Company’s ROW credit facilities are summarized in the table below:

	ROW credit facilities
(in millions)	Dec 31, 2010	Dec 31, 2009
Outstanding borrowings	$79.1	$16.3
Undrawn availability	279.3	361.4
Interest rate — weighted average	3.4%	2.3%
Maturity date	Various
The Company’s ROW credit facilities are short term loans utilized for working capital purposes. Certain credit facilities are subject to financial covenants. The Company was in compliance with all covenants under these facilities as of December 31, 2010 and 2009.
Failure to comply with any of the covenants, financial tests and ratios required by the Company’s existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions, as defined in the Company’s Amended Credit Facility, 1.0% Senior Convertible Notes, 0.875% Convertible Notes, Subordinated Convertible Notes, 7.125% Senior Notes, Senior Floating Rate Notes and various other credit facilities maintained by the Company’s restricted subsidiaries. A default would permit lenders to cease to make further extensions of credit, accelerate the maturity of the debt under these agreements and foreclose upon any collateral securing that debt. The lenders under the Company’s Amended Credit Facility have a pledge of all of the capital stock of existing domestic and Canadian subsidiaries and any future domestic and Canadian subsidiaries. The lenders under the Company’s senior secured credit facility have a lien on substantially all of the Company’s domestic and Canadian assets, including existing and future accounts receivable, cash, general intangibles, investment property and real property. The Company also has incurred secured debt in connection with some of its European and ROW operations. The lenders under these European and ROW secured credit facilities also have liens on assets of certain of our European and ROW subsidiaries. As a result of these pledges and liens, if the Company fails to meet its payment or other obligations under any of its secured indebtedness, the lenders under the applicable credit agreement would be entitled to foreclose on substantially all of the Company’s assets and liquidate these assets. Broadly, cross-default provisions would permit lenders to cause such indebtedness to become due prior to its stated maturity in the event a default remains unremedied for a period of time under the terms of one or more financing agreements, a change in control or a fundamental change. As of December 31, 2010, the Company was in compliance with all debt covenants.
The Company’s defined benefit plans at December 31, 2010 and 2009 were underfunded by $99.6 million and $103.4 million, respectively. The Company recorded an after-tax loss of $2.3 million in 2010 and an after-tax gain of $13.6 million in 2009 to accumulated other comprehensive income. The Company estimates its 2011 pension expense for its defined benefit pension plans will be approximately $6.0 million and cash contributions are expected to be approximately $10.1 million. In 2010, pension expense was approximately $11.1 million and cash contributions were approximately $20.9 million.

The Company anticipates being able to meet its obligations as they come due based on historical experience and the expected availability of funds under its current credit facilities. The Company’s contractual obligations and commercial commitments as of December 31, 2010 (in millions of dollars) are summarized below:

	Payments Due by Period
		Less than	1 – 3	4 – 5	After 5
Contractual obligations(1,4):	Total	1 Year	Years	Years	Years
Total debt (excluding capital leases)	$979.8	$119.9	$349.9	$135.5	$374.5
Convertible debt at maturity(6)	326.2	—	60.6	—	265.6
Capital leases	5.7	1.1	2.2	2.4	—
Interest payments on 7.125% Senior Notes	89.1	14.2	28.5	28.5	17.9
Interest payments on Senior Floating Rate Notes	14.2	3.3	6.6	4.3	—
Interest payments on 0.875% Convertible Notes	9.0	3.1	5.9	—	—
Interest payments on 1.00% Senior Convertible Notes	0.2	0.1	0.1	—	—
Interest payments on Subordinated Convertible Notes	279.9	19.3	38.7	38.7	183.2
Interest payments on Spanish term loans	3.8	1.9	1.8	0.1	—
Operating leases(2)	70.8	15.7	23.8	14.4	16.9
Preferred stock dividend payments	1.2	0.3	0.6	0.3	—
Defined benefit pension obligations(3)	171.2	15.0	31.7	34.0	90.5
Postretirement benefits	8.0	1.2	2.1	1.5	3.2
Unrecognized tax benefits, including interest and penalties(5)	—	—	—	—	—

Total	$1,959.1	$195.1	$552.5	$259.7	$951.8

1)
This table does not include interest payments on General Cable’s revolving credit facilities because the future amounts are based on variable interest rates and the amount of the borrowings under the Amended Credit Facility and Spanish Credit Facility fluctuate depending upon the Company’s working capital requirements.

2)	Operating lease commitments are described under “Off Balance Sheet Assets and Obligations.”

3)	Defined benefit pension obligations reflect the Company’s estimates of contributions that will be required in 2011 to meet current law minimum funding requirements.

4)
This table does not include derivative instruments as the ultimate cash outlays cannot be reasonably predicted. Refer to Footnote 10 “Financial Instruments” and Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” for additional information.

5)
Unrecognized tax benefits of $81.8 million have not been reflected in the above table due to the inherent uncertainty as to the amount and timing of settlement, which is contingent upon the occurrence of possible future events, such as examinations and determinations by various tax authorities.

6)
Represents the current debt discount on the Company’s 1.00% Senior Convertible Notes, 0.875% Convertible Notes and Subordinated Convertible Notes as a result of adopting provisions of ASC 470. See Note 2 of the Consolidated Financial Statements for additional information.

Off Balance Sheet Assets and Obligations
As part of the BICC plc acquisition, BICC agreed to indemnify General Cable against environmental liabilities existing at the date of the closing of the purchase of the business. In the sale of the businesses to Pirelli, the Company generally indemnified Pirelli against any environmental liabilities on the same basis as BICC plc indemnified the Company in the earlier acquisition. However, the indemnity the Company received from BICC plc related to the European business sold to Pirelli terminated upon the sale of those businesses to Pirelli. In addition, the Company has agreed to indemnify Pirelli against any warranty claims relating to the prior operation of the business. The Company has also agreed to indemnify Southwire Company against certain liabilities arising out of the operation of the business sold to Southwire prior to its sale. As a part of the 2005 acquisition, SAFRAN SA agreed to indemnify the Company against certain environmental liabilities existing at the date of the closing of the purchase of Silec.
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
General Cable has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. Future minimum rental payments required under non-cancelable lease agreements at December 31, 2010 were as follows: 2011 — $15.7 million, 2012 — $13.5 million, 2013 — $10.3 million, 2014 — $7.3 million, 2015 — $7.1 million and thereafter $16.9 million. Rental expense recorded in income from continuing operations was $19.0 million, $23.3 million and $19.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.
As of December 31, 2010, the Company had $37.0 million in letters of credit, $177.2 million in various performance bonds and $86.9 million in other guarantees. Other guarantees include bank guarantees and advance payment bonds. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self-insurance claims, defined benefit plan obligations, contract performance, quality and other various bank and financing guarantees. Advance payment bonds are often required by customers when we obtain advance payments to secure the production of cable for long term contracts. The advance payment bonds provide the customer protection on their deposit in the event that the Company does not perform under the contract. See “Liquidity and Capital Resources” for excess availability under the Company’s various credit borrowings.
See the previous section, “Debt and Other Contractual Obligations,” for information on debt-related guarantees.
Environmental Matters
The Company’s expenditures for environmental compliance and remediation amounted to approximately $3.7 million, $2.5 million and $1.9 million in 2010, 2009 and 2008, respectively. In addition, certain of the Company’s subsidiaries have been named as potentially responsible parties in proceedings that involve environmental remediation. The Company accrued $1.5 million at December 31, 2010 for all environmental liabilities. Environmental matters are described in Item 1, Item 3 and Note 17 to the Consolidated Financial Statements. While it is difficult to estimate future environmental liabilities, the Company does not currently anticipate any material adverse effect on results of operations, cash flows or financial position as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs.

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
As of December 31, 2010, the Company has five interest rate swaps outstanding. The first arrangement was designated in the United States and includes a notional value of $9.0 million, an interest rate of 4.49% and matures in October 2011. The remaining four arrangements were designated in Spain. The notional value of the arrangements are 10.0 million Euros, 5.0 million Euros, 10.5 million Euros, and 11.0 million Euros respectively, interest rates of 4.2%, 4.58%, 4.48%, and 1.54%, respectively, and maturity dates in 2013 (February, April and June) and August 2014, respectively. The Company does not provide or receive any collateral specifically for these contracts. The fair value of interest rate derivatives, which are designated as and qualify as cash flow hedges, are based on quoted market prices and assistance of a third party provided calculation which reflects the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments. At December 31, 2010 and 2009, the net unrealized (gain)/loss on interest rate derivatives and the related carrying value was $1.8 million and $(1.9) million, respectively. A 10% decline in the variable rate would have an immaterial effect on the unrealized gain in 2010. All interest rate derivatives are marked-to-market with changes in the fair value of qualifying cash flow hedges recorded as other comprehensive income.
Raw Material Price Risk
The Company’s reported net sales are directly influenced by the price of copper and to a lesser extent aluminum. The price of copper and aluminum as traded on the London Metal Exchange (“LME”) and COMEX has historically been subject to considerable volatility and, during the past few years, global copper prices have established average record highs as demonstrated in Item 1 “Raw Materials Sources and Availability.” This copper and aluminum price volatility is representative of all reportable segments.
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
For the majority of its business outside of North America, the Company enters into commodity futures contracts, which are designated as and qualify as cash flow hedges for the purchase of copper and aluminum for delivery in a future month to match certain production needs. At December 31, 2010 and 2009, the Company had an unrealized (gain)/loss of $(30.6) million and $(16.0) million, respectively, on the commodity futures. A 10% decline in the price of copper and aluminum would result in a decrease in the unrealized gain of $26.3 million in 2010. As of December 31, 2010, there were no contracts held by the Company that required collateral to secure the Company's derivative liability positions.
In North America and to a lesser extent ROW the Company enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At December 31, 2010 and 2009, the Company had $30.8 million and $62.2 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At December 31, 2010 and 2009, the Company had an unrealized gain of $4.8 million and $5.5 million, respectively, related to these transactions. The Company expects the unrealized gains under these agreements to be offset as a result of firm sales price commitments with customers. There were no funds posted as collateral as of December 31, 2010 or 2009.

Foreign Currency Exchange Rate Risk
The Company enters into forward exchange contracts, which are designated as and qualify as cash flow hedges principally to hedge the currency fluctuations in certain transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. Principal transactions hedged during the year were firm sales and purchase commitments. The fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices. At December 31, 2010 and 2009, the net unrealized (gain)/loss on the net foreign currency contracts were $1.7 million and $0.7 million, respectively. A 10% decline in the exchange rate for these currencies would have increased the unrealized loss by $21.9 million in 2010.
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
The Company also has exposure to foreign currency exchange risk when the results of its international operating units are translated from the local currency into the U.S. dollar. At December 31, 2010 and 2009, the accumulated other comprehensive income (loss) account included in the total equity section of the consolidated balance sheet included a cumulative translation gain (loss) of $53.5 million and $45.1 million, respectively. A 10% percent increase in the value of the US dollar relative to foreign currencies would have more than offset the cumulative translation gain resulting in a cumulative translation loss of approximately $92.5 million in 2010. This sensitivity analysis is inherently limited as it assumes that rates of multiple foreign currencies will always move in the same direction relative to the value of the U.S. dollar.
Uncertainty in the global market conditions has resulted in and may continue to cause significant volatility in foreign currency exchange rates which could increase these risks, particularly in the Company’s emerging or developing markets within its ROW segment, which have historically been subject to considerable foreign currency exchange rate volatility particularly in Venezuela. See the “Venezuelan Operations” discussion for further detail.
Fair Value of Designated Derivatives
Unrealized gains and losses on the designated cash flow hedge financial instruments identified above are recorded in other comprehensive income (loss) until the underlying transaction occurs and is recorded in the consolidated statement of operations at which point such amounts included in other comprehensive income (loss) are recognized in earnings. This recognition generally will occur over periods of less than one year. During the years ended December 31, 2010 and 2009, a pre-tax $20.7 million loss and a pre-tax $47.9 million loss, respectively, were reclassified from accumulated other comprehensive income to the consolidated statement of operations. A pre-tax gain of $24.1 million is expected to be reclassified into earnings from other comprehensive income during 2011.
The notional amounts and fair values of these designated cash flow financial instruments at December 31, 2010 and 2009 are shown below (in millions). The net carrying amount of the designated cash flow hedge financial instruments was a net asset of $27.1 million and a net asset of $17.2 million at December 31, 2010 and 2009, respectively.

	2010		2009
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Cash flow hedges:
Interest rate swaps	$57.8	$(1.8)	$60.1	$1.9
Commodity futures	164.6	30.6	195.0	16.0
Foreign currency forward exchange	115.2	(1.7)	274.8	(0.7)

		$27.1		$17.2

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2010, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2010.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such item is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2010, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this process, management concluded that internal control over financial reporting was effective as of December 31, 2010.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting, as such item is defined in Exchange Act Rules 13a — 15(f) and 15d — 15(f), during the most recently completed fiscal quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
Deloitte & Touche LLP, an independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K, has issued an attestation report on Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
General Cable Corporation
Highland Heights, KY
We have audited the internal control over financial reporting of General Cable Corporation and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated February 25, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the Company’s change in its method of accounting for its North American inventories and non-North American metal inventories effective January 1, 2010 and the retrospective application of the new accounting guidance on accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), determining whether instruments granted in share-based payment transactions are participating securities, and noncontrolling interests in consolidated financial statements, which became effective January 1, 2009.
/s/ Deloitte & Touche LLP
Cincinnati, Ohio
February 25, 2011

ITEM 9B.	OTHER INFORMATION
None.
PART III.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
See the information on the Company’s Executive Officers in Item 1 under the heading, “Executive Officers of the Registrant.” Except as set forth in Item 1, the additional information required by this item, including information on the Directors of the Company, is included in the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 2010, and is incorporated herein by reference.
At the 2010 Annual Meeting of Shareholders, General Cable’s shareholders approved the amendment to the Amended and Restated Certificate of Incorporation that provides for the annual election of the Company’s Board of Directors for directors’ upon the expiration of remaining current terms for the Class II and Class III Directors, respectively, and until their successors are elected and qualified or until their earlier resignation or removal. At the 2011 Annual Meeting of Shareholders, the former Class I and Class II directors, as well as the newly appointed directors, will stand for election. The Class III directors will continue to serve their term until the 2012 Annual Meeting of Shareholders, at which time all of our directors will be elected annually.
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
On May 27, 2010, the Company submitted its Annual Chief Executive Officer Certification to the New York Stock Exchange as required by Section 303A.12 (a) of the New York Stock Exchange Listed Company Manual.
The Chief Executive Officer and Chief Financial Officer Certifications required under Section 302 of the Sarbanes-Oxley Act are filed as exhibits to the Company’s Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is included in the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 2010, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
A description of General Cable’s equity compensation plans is set forth in Note 14 of the Notes to Consolidated Financial Statements. The following table sets forth information about General Cable’s equity compensation plans as of December 31, 2010 (in thousands, except per share price):

			Number of securities
	Number of	Weighted-	remaining available for
	securities to be	Average	future issuance under
	issued upon exercise	exercise price	equity compensation plans
	of outstanding	of outstanding	(excluding securities
	options (1)	Options	reflected in first column)
Shareholder approved plans:
1997 Stock Incentive Plan(2)	173.1	$11.13	297.9
2005 Stock Incentive Plan	1,212.3	33.49	3,596.9
Non-shareholder approved plans:
2000 Stock Option Plan(2)	72.6	11.34	291.1

Total	1,458.0	$29.73	4,185.9

(1)
Excludes restricted stock shares of 400 awarded and outstanding from the 1997 Plan, restricted stock shares of 435,452 and restricted stock units of 232,931 awarded and outstanding from the 2005 Plan through December 31, 2010.

(2)	No new awards were issued under these plans since May 10, 2005.
Other information required by this item is included in the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 2010, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this item is included in the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 2010, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is included in the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 2010, and is incorporated herein by reference.
PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a)	Documents filed as part of the Form 10-K:
1.	Consolidated Financial Statements are included in Part II, Item 8.

2.	Financial Statement Schedule filed herewith for 2010, 2009 and 2008:
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

Documents indicated by an asterisk (**) are filed herewith; documents indicated by a double asterisk (*) identify each management contract or compensatory plan. Documents not indicated by an asterisk are incorporated by reference to the document indicated. The warranties, representations and covenants contained in any of the agreements included herein or which appear as exhibits hereto (or as exhibits, schedules, annexes or other attachments thereto) should not be relied upon by buyers, sellers or holders of the Company’s securities and are not intended as warranties, representations or covenants to any individual or entity except as specifically set forth in such agreement.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Cable Corporation
Signed: February 25, 2011	By:	/s/ GREGORY B. KENNY
Gregory B. Kenny
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ GREGORY B. KENNY	President, Chief Executive Officer and Director	February 25, 2011

Gregory B. Kenny	(Principal Executive Officer)

/s/ ROBERT J. SIVERD	Executive Vice President, General	February 25, 2011

Robert J. Siverd	Counsel and Secretary

/s/ BRIAN J. ROBINSON	Executive Vice President,	February 25, 2011

Brian J. Robinson	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ JOHN E. WELSH, III	Non-executive Chairman and Director	February 25, 2011

John E. Welsh, III

/s/ GREGORY E. LAWTON	Director	February 25, 2011

Gregory E. Lawton

/s/ CHARLES G. MCCLURE, JR.	Director	February 25, 2011

Charles G. McClure, Jr.

/s/ CRAIG P. OMTVEDT	Director	February 25, 2011

Craig P. Omtvedt

/s/ PATRICK M. PREVOST	Director	February 25, 2011

Patrick M. Prevost

/s/ ROBERT L. SMIALEK	Director	February 25, 2011

Robert L. Smialek

Exhibit Index

Exhibit
Number	Description
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

4.5	Registration Rights Agreement among the Company, certain guarantors and the Initial Purchasers relating to the Notes (incorporated by reference to Exhibit 4.4 to the Form 8-K filed December 12, 2003).
4.6	Indenture for the $315.0 million 0.875% Convertible Notes Due 2013 dated November 9, 2006 (incorporated by reference to Exhibit 4.1 to the Form 8-K Current Report as filed on November 16, 2006).
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

4.11
Registration Rights Agreement, dated as of October 2, 2007, by and among General Cable Corporation, the subsidiary guarantors named therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 to the Form 8-K filed October 2, 2007).

4.12
Second Supplemental Indenture, among the Company, the Additional Guarantor, the other Guarantors and the Trustee (incorporated by reference to Exhibits 4.1, 4.2, 4.3 to Form 8-K as filed on April 18, 2008).

4.13
Subordinated Convertible Note Indenture, dated December 18, 2009, for the Subordinated Convertible Notes due 2029, by and between General Cable Corporation and U.S. Bank National Association and Form of Note (incorporated by reference to Exhibit 4.1 to Form 8-K as filed on December 21, 2009).

10.1.*
General Cable Corporation 2008 Annual Incentive Plan, amended and restated as of February 3, 2010 (incorporated by reference to Exhibit 10.3.1 to the Annual Report on Form 10-K of General Cable for the year ended December 31, 2010).

10.2*
General Cable Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Form S-1 (File No. 333-22961 of the Company filed with the Securities and Exchange Commission on March 7, 1997, as amended (the “Initial S-1)).

10.2.1*
General Cable Corporation 1997 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1997).

10.2.2*
Form of Grant Agreement pursuant to the General Cable Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.67 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarter ended October 1, 2004).

10.3*
General Cable Corporation 2000 Stock Option Plan, amended and restated as of July 30, 2002 (incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2002).

Exhibit
Number	Description
10.3.2*
Form of Grant Agreement pursuant to the General Cable Corporation 2000 Stock Option Plan (incorporated by reference to Exhibit 10.68 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarter ended October 1, 2004).

10.4*	General Cable Corporation Deferred Compensation Plan (Amended and Restated Effective January 1, 2008) (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 15, 2007).
10.4.1*	Registration Statement of additional Common Stock shares under the Deferred Compensation Plan (incorporated by reference to Form S-8 filed on June 30, 2007)
110.5*	General Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K Current Report as filed on May 16, 2005).
10.5.1**	Form of Nonqualified Stock Option Agreement pursuant to General Cable Corporation 2005 Stock Incentive Plan.
10.5.2*	Form of Restricted Stock Agreement pursuant to General Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Form 8-K Current Report as filed on May 16, 2005).
10.5.3**	Form of Stock Unit Agreement pursuant to General Cable Corporation 2005 Stock Incentive Plan.
10.6*	General Cable Corporation Executive Officer Severance Benefit Plan effective January 1, 2008 (incorporated by reference to Exhibit 10.4 to Form 8-K filed on December 18, 2007).
10.7(†)
Third Amended and Restated Credit Agreement, dated October 31, 2007, by and among GCI, as Borrower, the Company and those certain other subsidiaries of the Company party thereto, as Guarantors, the Issuing Banks, the Lenders and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent for the Lenders, Collateral Agent and Security Trustee.

10.7.1
First Amendment to Third Amended and Restated Credit Agreement, effective as of April 28, 2008, by and among General Cable Industries, Inc., as borrower, the Company and those certain other subsidiaries of the Company party thereto, as guarantors, the issuing banks, the lenders and GE Business Financial Services Inc., as administrative agent for the lenders, collateral agent and security trustee (incorporated by reference to Exhibit 99.4 to Form S-4 filed on October 27, 2009).

10.7.2
Second Amendment to Third Amended and Restated Credit Agreement, effective as of October 26, 2009, by and among General Cable Industries, Inc., as borrower, the Company and those certain other subsidiaries of the Company party thereto, as guarantors, the issuing banks, the lenders and GE Business Financial Services Inc., as administrative agent for the lenders, collateral agent and security trustee (incorporated by reference to Exhibit 99.5 to Form S-4 filed on October 27, 2009).

10.8
Master Agreement confirming the initiation of a $75.0 million cross currency and interest rate swap between General Cable Corporation and Merrill Lynch Capital Services, Inc., dated October 13, 2005 (incorporated by reference to Exhibit 10.65 to the Annual Report on Form 10-K/A of General Cable Corporation for the year ended December 31, 2005).

10.9	Form of Intercompany Agreement among Wassall PLC, Netherlands Cable V.B. and the Company (incorporated by reference to Exhibit 10.14 to the Initial S-1).
10.10	Stock Purchase Agreement dated May 13, 1997, among Wassall PLC, General Cable Industries Inc. and the Company (incorporated by reference to Exhibit 10.15 to the Initial S-1).
10.11
Share Purchase Agreement between General Cable Corporation and Pirelli Cavi e Sistemi S.p.A. dated February 9, 2000 (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 1999).

10.12
Asset Purchase Agreement between Southwire Company and General Cable Industries, Inc. and General Cable Corporation dated September 5, 2001 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of General Cable Corporation for the quarterly period end September 30, 2001).

10.13
Receivables Sale Agreement, dated as of May 9, 2001, between General Cable Industries, Inc. and General Cable Capital Funding, Inc. (incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K of General Cable Corporation for the year ended December 31, 2001).

10.14
Agreement for Convertible Note Hedges dated November 9, 2006, between the Company and Merrill Lynch, Pierce, Fenner & Smith Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K as filed on November 16, 2006).

10.15
Agreement for Convertible Note Hedges dated November 9, 2006 between the Company and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.2 to the Form 8-K as filed on November 16, 2006).

10.16	Agreement for Convertible Note Hedges dated November 9, 2006 between the Company and Wachovia (incorporated by reference to Exhibit 10.3 to the Form 8-K as filed on November 16, 2006).
10.17
Agreement for Warrant Transactions dated November 9, 2006 between the Company and Merrill Lynch, Pierce, Fenner & Smith Inc. (incorporated by reference to Exhibit 10.4 to the Form 8-K as filed on November 16, 2006).

10.18
Agreement for Warrant Transactions dated November 9, 2006 between the Company and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.5 to the Form 8-K as filed on November 16, 2006).

Exhibit
Number	Description
10.19	Agreement for Warrant Transactions dated November 9, 2006 between the Company and Wachovia (incorporated by reference to Exhibit 10.6 to the Form 8-K as filed on November 16, 2006).
10.20
Agreement for Convertible Note Hedges dated November 15, 2006 between the Company and Merrill Lynch, Pierce, Fenner & Smith Inc. (incorporated by reference to Exhibit 10.7 to the Form 8-K as filed on November 16, 2006).

10.21
Agreement for Convertible Note Hedges dated November 15, 2006 between the Company and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.8 to the Form 8-K as filed on November 16, 2006).

10.22	Agreement for Convertible Note Hedges dated November 15, 2006 between the Company and Wachovia (incorporated by reference to Exhibit 10.9 to the Form 8-K as filed on November 16, 2006).
10.23
Agreement for Warrant Transactions dated November 15, 2006 between the Company and Merrill Lynch, Pierce, Fenner & Smith Inc. (incorporated by reference to Exhibit 10.10 to the Form 8-K as filed on November 16, 2006).

10.24
Agreement for Warrant Transactions dated November 15, 2006 between the Company and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.11 to the Form 8-K as filed on November 16, 2006).

10.25	Agreement for Warrant Transactions dated November 15, 2006 between the Company and Wachovia (incorporated by reference to Exhibit 10.12 to the Form 8-K as filed on November 16, 2006).
10.26
Purchase Agreement dated as of March 15, 2007, among the Company, certain guarantors and Goldman, Sachs & Co., as representative of the several purchasers named in Schedule I to the Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K Current Report as filed on March 21, 2007).

10.27	Joinder Agreement, between the Additional Guarantor and GE Financial (incorporated by reference to Exhibit 10.1 to Form 8-K as filed on April 18, 2008).
10.28	Pro forma financial information and PDIC audited financial statements are incorporated by reference to Current Report on Form 8-K on November 1, 2007, amended on January 14, 2008 and April 18, 2008
10.29
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

12.1**	Computation of Ratio of Earnings to Fixed Charges
21.1**	List of Subsidiaries of General Cable
23.1**	Consent of Deloitte & Touche LLP.
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d) — 14.
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d) — 14.
32.1**	Certification pursuant to 18 U.S.C. §1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

*	Management contract or compensatory plan.

**	Filed herewith.

(†)
— Certain confidential portions of this agreement have been omitted pursuant to a confidential treatment request filed separately with the Commission on November 17, 2009, as amended and supplemented in part on or about December 7, 2009.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
General Cable Corporation
Highland Heights, KY
We have audited the accompanying consolidated balance sheets of General Cable Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in total equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Cable Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As disclosed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for its North American inventories and non-North American metal inventories effective January 1, 2010. Additionally, as disclosed in Note 2, the consolidated financial statements have been adjusted for the retrospective application of the new accounting guidance on accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), determining whether instruments granted in share-based payment transactions are participating securities, and noncontrolling interests in consolidated financial statements, which became effective January 1, 2009.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Cincinnati, Ohio
February 25, 2011

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(in millions, except per share data)

	Year Ended December 31,
	2010	2009	2008
Net sales	$4,864.9	$4,385.2	$6,230.1

Cost of sales	4,310.9	3,865.7	5,449.6

Gross profit	554.0	519.5	780.5

Selling, general and administrative expenses	331.6	339.6	381.0

Operating income	222.4	179.9	399.5

Other income (expense)	(28.1)	7.0	(27.2)

Interest income (expense):
Interest expense	(77.0)	(86.6)	(104.1)
Interest income	5.4	3.6	12.3
Loss on extinguishment of debt	—	(7.6)	—

	(71.6)	(90.6)	(91.8)

Income before income taxes	122.7	96.3	280.5
Income tax provision	(47.2)	(32.7)	(96.7)
Equity in net earnings of affiliated companies	1.4	0.9	4.6

Net income including noncontrolling interest	76.9	64.5	188.4

Less: preferred stock dividends	0.3	0.3	0.3
Less: net income attributable to noncontrolling interest	7.4	7.9	13.1

Net income attributable to Company common shareholders	$69.2	$56.3	$175.0

EPS
Earnings per common share-basic	$1.33	$1.08	$3.33

Weighted average common shares-basic	52.1	52.0	52.6

Earnings per common share-assuming dilution	$1.31	$1.07	$3.28

Weighted average common shares-assuming dilution	53.1	52.8	53.4

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except share data)

	December 31,
	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$458.7	$499.4
Receivables, net of allowances of $21.1 million in 2010 and $21.9 million in 2009	1,067.0	903.6
Inventories	1,118.9	1,002.4
Deferred income taxes	39.8	52.6
Prepaid expenses and other	121.3	94.7

Total current assets	2,805.7	2,552.7

Property, plant and equipment, net	1,039.6	1,015.3
Deferred income taxes	11.3	24.1
Goodwill	174.9	157.4
Intangible assets, net	199.6	197.6
Unconsolidated affiliated companies	17.3	10.2
Other non-current assets	79.3	56.8

Total assets	$4,327.7	$4,014.1

Liabilities and Total Equity
Current Liabilities:
Accounts payable	$922.5	$762.5
Accrued liabilities	376.7	361.9
Current portion of long-term debt	121.0	53.0

Total current liabilities	1,420.2	1,177.4

Long-term debt	864.5	869.3
Deferred income taxes	202.4	209.5
Other liabilities	235.3	248.1

Total liabilities	2,722.4	2,504.3

Commitments and Contingencies

Total Equity:
Redeemable convertible preferred stock, at redemption value (liquidation preference of $50.00 per share):
Shares outstanding — 76,202 in 2010 and 76,202 in 2009	3.8	3.8
Common stock, $0.01 par value, issued and outstanding shares:
2010 — 52,116,390 (net of 6,211,854 treasury shares) 2009 — 52,008,052 (net of 6,187,527 treasury shares)	0.6	0.6
Additional paid-in capital	652.8	637.1
Treasury stock	(74.0)	(72.9)
Retained earnings	875.3	806.1
Accumulated other comprehensive income (loss)	23.5	(8.9)

Total Company shareholders’ equity	1,482.0	1,365.8
Noncontrolling interest	123.3	144.0

Total equity	1,605.3	1,509.8

Total liabilities and equity	$4,327.7	$4,014.1

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2010	2009	2008
Cash flows of operating activities:
Net income including noncontrolling interest	$76.9	$64.5	$188.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101.3	101.7	93.1
Amortization on restricted stock awards	4.2	4.1	4.2
Foreign currency exchange (gain) loss	21.9	(7.0)	27.2
Loss on extinguishment of debt	—	7.6	—
Convertible debt instruments noncash interest charges	19.2	38.9	36.0
Deferred income taxes	21.6	(55.6)	(4.7)
Excess tax (benefits) deficiencies from stock-based compensation	0.1	(0.7)	(6.1)
(Gain) loss on disposal of property	(2.1)	3.0	5.6
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in receivables	(95.0)	169.2	26.7
(Increase) decrease in inventories	(170.8)	236.0	(16.4)
(Increase) decrease in other assets	(34.6)	—	18.6
Increase (decrease) in accounts payable, accrued and other liabilities	156.2	(15.4)	(143.2)

Net cash flows of operating activities	98.9	546.3	229.4

Cash flows of investing activities:
Capital expenditures	(116.4)	(143.6)	(217.8)
Proceeds from properties sold	9.1	1.0	6.2
Acquisitions, net of cash acquired	(30.6)	(13.7)	(50.3)
Other	4.1	(3.8)	(1.4)

Net cash flows of investing activities	(133.8)	(160.1)	(263.3)

Cash flows of financing activities:
Preferred stock dividends paid	(0.3)	(0.3)	(0.3)
Excess tax benefits (deficiencies) from stock-based compensation	(0.1)	0.7	6.1
Proceeds from revolving credit borrowings	129.9	96.5	124.7
Repayments of revolving credit borrowings	(129.9)	(96.5)	(184.7)
Proceeds (repayments) of other debt	41.6	(160.0)	93.3
Payment of deferred financing fees	—	(14.5)	—
Dividends paid to non-controlling interest	(4.3)	—	—
Purchase of treasury shares	—	—	(11.7)
Proceeds from exercise of stock options	0.4	0.4	2.2

Net cash flows of financing activities	37.3	(173.7)	29.6

Effect of exchange rate changes on cash and cash equivalents	(43.1)	4.3	(38.8)

Increase (decrease) in cash and cash equivalents	(40.7)	216.8	(43.1)
Cash and cash equivalents — beginning of period	499.4	282.6	325.7

Cash and cash equivalents — end of period	$458.7	$499.4	$282.6

Supplemental Information
Cash paid during the period for:
Income tax payments	$75.3	$38.6	$84.8

Interest paid	$44.0	$49.4	$47.5

Non-cash investing and financing activities:
Issuance of nonvested shares	$6.1	$5.5	$4.5
Capital lease obligations for new equipment	$—	$6.9	$—
See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Total Equity
(dollars in millions, share amounts in thousands)

		General Cable Total Equity
									Accumulated
		Preferred		Common		Add’l			Other
	Total	Stock		Stock		Paid in	Treasury	Retained	Comprehensive	Total GCC	Noncontrolling
	Equity	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Income/(Loss)	Equity	Interest (2)
Balance, December 31, 2007	$1,102.2	102	$5.1	52,430	$0.6	$466.2	$(60.3)	$575.3	$56.5	$1,043.4	$58.8
Comprehensive income:
Net income including noncontrolling interest	188.4							175.3		175.3	13.1
Foreign currency translation adj.	(131.4)								(136.8)	(136.8)	5.4
Loss on defined benefit plans adjustments, net of taxes of $18.2 million tax	(29.5)								(29.5)	(29.5)	—
Company deferred stock held in rabbi trust gain, net of $1.0 million tax expense	(5.8)								(5.8)	(5.8)	—
Loss on change in fair value of financial instruments, net of taxes of $24.9 million	(34.3)								(33.7)	(33.7)	(0.6)

Comprehensive income (loss)	(12.6)									(30.5)	17.9
Acquisition and divestiture	44.4										44.4
Preferred stock dividend	(0.3)							(0.3)		(0.3)
Issuance of nonvested shares				32
Stock option and RSU expense	6.0					6.0				6.0
Exercise of stock options	2.4			232		2.4				2.4
Treasury shares related to nonvested stock vesting	(1.8)			(31)			(1.8)			(1.8)
Amortization of nonvested shares	4.2					4.2				4.2
Excess tax benefits from stock-based Compensation	6.1					6.1				6.1
Conversion of preferred stock	—	(26)	(1.3)	129		1.3				—
Purchase treasury shares	(11.7)			(1,000)			(11.7)			(11.7)
Other	1.7			(18)		0.4	1.9	(0.6)		1.7

Balance, December 31, 2008	$1,140.6	76	$3.8	51,774	$0.6	$486.6	$(71.9)	$749.7	$(149.3)	$1,019.5	$121.1
Comprehensive income:
Net income including noncontrolling interest	64.5							56.6		56.6	7.9
Foreign currency translation adj.	75.4								63.1	63.1	12.3
Gain on defined benefit plans adjustments, net of taxes of $9.4 million	12.8								13.6	13.6	(0.8)
Company deferred stock held in rabbi trust gain, net of $0.1 million tax expense	5.9								5.9	5.9
Gain on change in fair value of financial instruments, net of taxes of $37.3 million	61.3								57.8	57.8	3.5

Comprehensive income	219.9									197.0	22.9
Preferred stock dividend	(0.3)							(0.3)		(0.3)
Issuance of nonvested shares				156
Stock option and RSU expense	6.8					6.8				6.8
Exercise of stock options	0.4			65	—	0.4				0.4
Treasury shares related to nonvested stock vesting	(0.3)			(14)			(0.3)			(0.3)
Amortization of nonvested shares	4.1					4.1				4.1
Excess tax benefits from stock-based Compensation	0.7					0.7				0.7
Conversion of preferred stock
Purchase treasury shares
Extinguishment 1.0% Senior Convertible Notes	(11.0)					(11.0)				(11.0)
Issuance Subordinated Convertible Notes	149.5					149.5				149.5
Other	(0.6)			27	—		(0.7)	0.1		(0.6)

Balance, December 31, 2009	$1,509.8	76	$3.8	52,008	$0.6	$637.1	$(72.9)	$806.1	$(8.9)	$1,365.8	$144.0
Comprehensive income:
Net income including noncontrolling interest	76.9							69.5		69.5	7.4
Foreign currency translation adj.	(6.7)								12.5	12.5	(19.2)
Loss on defined benefit plans adjustments net of taxes of $0.6 million	(2.3)								(2.3)	(2.3)
Gain on change in fair value of financial instruments, net of taxes of $8.4 million	21.5								22.2	22.2	(0.7)

Comprehensive income	89.4									101.9	(12.5)
Preferred stock dividend	(0.3)							(0.3)		(0.3)
Issuance of nonvested shares				109
Stock option and RSU expense	5.1					5.1				5.1
Exercise of stock options	0.4			33	—	0.4				0.4
Treasury shares related to nonvested stock vesting	(0.6)			(20)			(0.6)			(0.6)
Amortization of nonvested shares	4.2					4.2				4.2
Excess tax benefits (deficiencies) from stock-based compensation	(0.1)					(0.1)				(0.1)
Dividends paid to non-controlling interest	(4.3)										(4.3)
Other	1.7			(14)	—	6.1	(0.5)			5.6	(3.9)

Balance, December 31, 2010	$1,605.3	76	$3.8	52,116	$0.6	$652.8	$(74.0)	$875.3	$23.5	$1,482.0	$123.3

See accompanying Notes to Consolidated Financial Statements

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1. General
General Cable Corporation and Subsidiaries (the Company) is a leading global developer, designer, manufacturer, marketer and distributor in the wire and cable industry. The Company sells copper, aluminum and fiber optic wire and cable products worldwide. The Company’s operations are divided into three reportable segments: North America, Europe and Mediterranean and Rest of World (ROW) which consists of operations in Latin America, Sub-Saharan Africa, the Middle East and Asia Pacific. As of December 31, 2010, General Cable operated 47 manufacturing facilities, which includes 4 facilities owned by companies in which the Company has an equity investment, in 25 countries with regional distribution centers around the world in addition to the corporate headquarters in Highland Heights, Kentucky.
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
Use of Estimates
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on historical experience and information that is available to management about current events and actions the Company may take in the future. Significant items subject to estimates and assumptions include valuation allowances for accounts receivable and deferred income taxes; legal, environmental and asbestos liabilities; uncertain tax positions; assets and obligations related to pension and other postretirement benefits; business combination accounting and related purchase accounting valuations; goodwill and intangible valuations; financial instruments; self-insured workers’ compensation and health insurance reserves; and revenue recognized under the percentage-of-completion method. There can be no assurance that actual results will not differ from these estimates.
Revenue Recognition
The majority of the Company’s revenue is recognized when goods are shipped to the customer, title and risk of loss are transferred, pricing is fixed or determinable and collectability is reasonably assured. Most revenue transactions represent sales of inventory. A provision for payment discounts, product returns, warranty and customer rebates is estimated based upon historical experience and other relevant factors and is recorded within the same period that the revenue is recognized. A portion of the Company’s revenue consists of long-term product installation contract revenue that is recognized based on the percentage-of-completion method generally based on the cost-to-cost method if there are reasonably reliable estimates of total revenue, total cost, and the extent of progress toward completion; and there is an enforceable agreement between parties who can fulfill their contractual obligations. The Company reviews contract price and cost estimates periodically as the work progresses and reflects adjustments proportionate to the percentage-of-completion to income in the period when those estimates are revised. For these contracts, if a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined.
Stock-Based Compensation
The Company has various plans which provide for granting options and common stock to certain employees and independent directors of the Company and its subsidiaries. All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their fair values. The appropriate fair value model is used for valuing share-based payments and in determining the amortization method for the compensation cost for new awards, and to awards modified, repurchased or cancelled after January 1, 2006. Information on General Cable’s equity compensation plans and additional information on compensation costs from stock-based compensation are described in Notes 13 and 14.
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
Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. As of December 31, 2010 and 2009, access to cash is restricted at one of the Company’s subsidiaries in the amount of $0.4 million and $6.1 million, respectively due to capital requirements for certain guarantees provided for under various letters of credit stemming from recent local tax regulation changes.
Inventories
Effective January 1, 2010, the Company changed its method of accounting for its North American inventories and non-North American metal inventories from the LIFO method to the average cost method. Inventories valued using the LIFO method represented approximately 57% of total inventories as of December 31, 2009 prior to the change in method. The Company believes the change is preferable because the average cost method improves financial reporting by better matching sales and expenses, particularly during periods of metal and petrochemical price volatility or reductions in inventory quantities and enhances comparability with industry peers. The Company applied this change in accounting principle retrospectively to all prior periods presented herein in accordance with ASC 250 Accounting Changes and Error Corrections. As a result of the accounting change, retained earnings increased from $597.9 million to $749.7 million as of January 1, 2009 and increased from $409.8 million to $575.3 million as of January 1, 2008. The Company converted its accounting systems on January 1, 2010, which effectively eliminated its LIFO pools prospectively.

As a result of the retrospective application of this change in accounting principle, certain amounts in the Company’s year ended December 31, 2009 and December 31, 2008 consolidated statement of operations were adjusted as presented below:

	Year Ended December 31, 2009
	As Originally
(in millions, except per share data)	Reported	Adjustments	As Adjusted
Cost of sales	$3,787.9	$77.8	$3,865.7
Operating income	257.7	(77.8)	179.9
Provision for income taxes	(58.4)	25.7	(32.7)
Net income including noncontrolling interest	116.6	(52.1)	64.5
Net income attributable to Company common shareholders	108.4	(52.1)	56.3
Earnings per common share — basic	2.08	(1.00)	1.08
Earnings per common share — assuming dilution	2.06	(0.99)	1.07

	Year Ended December 31, 2008
	As Originally
(in millions, except per share data)	Reported	Adjustments	As Adjusted
Cost of sales	$5,427.7	$21.9	$5,449.6
Operating income	421.4	(21.9)	399.5
(Provision) benefit for income taxes	(104.9)	8.2	(96.7)
Net income including noncontrolling interest	202.1	(13.7)	188.4
Net income attributable to Company common shareholders	188.7	(13.7)	175.0
Earnings per common share — basic	3.59	(0.26)	3.33
Earnings per common share — assuming dilution	3.54	(0.26)	3.28
The Company’s December 31, 2009 consolidated balance sheet was adjusted as presented below:

	Year Ended December 31, 2009
	As Originally
(in millions)	Reported	Adjustments	As Adjusted
Assets
Inventories	$850.3	$152.1	$1,002.4
Deferred income taxes	114.7	(62.1)	52.6
Total assets	3,924.1	90.0	4,014.1

Liabilities and Total Equity
Accrued liabilities	366.6	(4.7)	361.9
Deferred income taxes	208.5	1.0	209.5
Other liabilities	250.0	(1.9)	248.1
Total liabilities	2,509.9	(5.6)	2,504.3
Accumulated other comprehensive loss	(4.8)	(4.1)	(8.9)
Retained earnings	706.4	99.7	806.1
Total liabilities and equity	3,924.1	90.0	4,014.1
The consolidated statement of cash flows for the year ended December 31, 2009 and December 31, 2008 was adjusted as presented below:

	Year Ended December 31, 2009
	As Originally
(in millions)	Reported	Adjustments	As Adjusted
Net income including noncontrolling interests	$116.6	$(52.1)	$64.5
Deferred income taxes	(29.9)	(25.7)	(55.6)
Inventory impairment charges	(34.6)	34.6	—
Increase in inventories	192.8	43.2	236.0
Net cash flows of operating activities	546.3	—	546.3

	Year Ended December 31, 2008
	As Originally
(in millions)	Reported	Adjustments	As Adjusted
Net income including noncontrolling interests	$202.1	$(13.7)	$188.4
Deferred income taxes	3.5	(8.2)	(4.7)
Inventory impairment charges	32.0	(32.0)	—
Decrease in inventories	(70.3)	53.9	(16.4)
Net cash flows of operating activities	229.4	—	229.4
There was no impact to net cash flows of operating activities as a result of this change in accounting policy.
Approximately 84% of the Company’s inventories are valued using the average cost method and all remaining inventories are valued using the first-in, first-out (FIFO) method. All inventories are stated at the lower of cost or market value.
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
Property, Plant and Equipment
Property, plant and equipment are stated at cost, less accumulated depreciation. Costs assigned to property, plant and equipment relating to acquisitions are based on estimated fair values at the acquired date. Depreciation is provided using the straight-line method over the estimated useful lives of the assets: new buildings, from 15 to 50 years; and machinery, equipment and office furnishings, from 2 to 15 years. Leasehold improvements are depreciated over the life of the lease or over the useful life if shorter. The Company’s manufacturing facilities perform major maintenance activities during planned shutdown periods which traditionally occur in July and December, and costs related to major maintenance activities are expensed as incurred.
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
Goodwill and Intangible Assets
Goodwill and intangible assets with indefinite useful lives are not amortized, but are reviewed at least annually for impairment. Goodwill is allocated to various reporting units, which are generally an operating segment or one level below the operating segment. The Company compares the fair value of each reporting unit to its carrying amount to determine if there is potential goodwill impairment. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value of the goodwill. The impairment test for the Company’s indefinite-lived intangible assets involves comparing the fair value of the intangibles to their carrying values. If the carrying amount of an intangible asset with an indefinite life exceeds its fair value, an impairment loss would be recognized in the amount equal to the excess.
The Company completed its annual impairment test as of October 31, 2010. Our impairment testing for goodwill and indefinite-lived intangibles is performed separately. It has been determined that no impairment existed. The Company evaluates goodwill at a reporting unit level for impairment. In Step 1 of the goodwill impairment test, the Company compared the fair value of the reporting unit to its carrying amount, including goodwill. To determine the fair value of the reporting unit, the Company employed an income and market-based approach with each being weighted equally. Under the income approach, the Company uses a discounted cash flow method to calculate the fair value based on the present value of estimated future cash flows. Assumptions used in the discounted cash flow method, such as forecasted operating results, expected growth rates, working capital needs, tax rates, and cost of capital, are consistent with internal management projections. The cost of capital rate selected is based on consideration of the risks inherent in the investment and market rates of return available from alternative investments of similar type and quality as of the valuation date. The guideline public company method is used for the market approach. The approach provides an estimate of value using multiples of earnings derived from the market values of publically traded companies in the cable and wire industry. In addition to the selection of guideline companies, the market approach includes an analysis of the Company’s financial and operating performance, risk, profitability, and growth as compared to the reporting unit. Using the income and market approach the fair value of the reporting unit’s total assets exceeded the carrying value; therefore, no impairment was noted. A decrease of 10% in the estimated fair value of any of the Company’s reporting units would have no impact on the carrying value of goodwill.

As noted, our annual impairment test for both goodwill and indefinite lived intangibles assets indicated there was no impairment. However, future changes in judgments, assumptions and estimates that are used in our annual impairment testing, including discount and tax rates, future cash flow projections, or the Company’s stock price could result in significantly different estimates of fair value; therefore, such changes could materially affect the financial statements in any given year.
Intangible assets that are not deemed to have an indefinite life, principally customer relationships, are amortized over their useful lives based on the expected economic benefit consistent with the historical customer attrition rates.
Long-Term Debt
In accordance with ASC 470 — Debt convertible debt instruments that may be settled in cash or other assets, or partially in cash, upon conversion, are separately accounted for as long-term debt and equity components (or conversion feature). The accounting applies to the Subordinated Convertible Notes, the 1.00% Senior Convertible Notes due 2012, and the 0.875% Convertible Notes due 2013. The debt component represents the Company’s contractual obligation to pay principal and interest and the equity component represents the Company’s option to convert the debt security into equity of the Company or the equivalent amount of cash. Upon issuance the Company allocated the debt component on the basis of the estimated fair value of an identical debt instrument that it would issue excluding the convertible option and the remaining proceeds are allocated to the equity component. The bifurcation of the debt and equity components resulted in a debt discount for each of the aforementioned notes. In accordance with ASC 470 — Debt the Company uses the interest method to amortize the debt discount to interest expense over the amortization period which is the expected life of the debt.
Derivative Financial Instruments
It is the company’s policy that derivative transactions are executed only to manage exposures arising in the normal course of business and not for the purpose of creating speculative positions or trading. Derivative financial instruments are utilized to manage interest rate, commodity and foreign currency risk. General Cable does not hold or issue derivative financial instruments for trading purposes. ASC No. 815, Accounting for Derivative Instruments and Hedging Activities, as amended, requires that all derivatives be recorded on the balance sheet at fair value. Each derivative is designated as a cash flow hedge or remains undesignated. Changes in the fair value of derivatives that are designated and effective as cash flow hedges are recorded in other comprehensive income and reclassified to the income statement when the effects of the item being hedged are recognized in the income statement. These changes are offset in net income to the extent the hedge was effective by fair value changes related to the risk being hedged on the hedged item. Changes in the fair value of undesignated hedges are recognized currently in the income statement. All ineffective changes in derivative fair values are recognized currently in net income. See further discussion in Notes 10 and 19.
All designated hedges are formally documented as to the relationship with the hedged item as well as the risk-management strategy. Both at inception and on an ongoing basis the hedging instrument is assessed as to its effectiveness, when applicable. If and when a derivative is determined not to be highly effective as a hedge, or the underlying hedged transaction is no longer likely to occur, or the hedge designation is removed, or the derivative is terminated, the hedge accounting discussed above is discontinued.
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

Level 1
Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities that are traded in an active exchange market, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

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
Pension Plans
The Company provides retirement benefits through contributory and non-contributory qualified and non-qualified defined benefit pension plans covering eligible domestic and international employees as well as through defined contribution plans and other postretirement benefits. Benefits under General Cable’s qualified U.S. defined benefit pension plan generally are based on years of service multiplied by a specific fixed dollar amount, and benefits under the Company’s qualified non-U.S. defined benefit pension plans generally are based on years of service and a variety of other factors that can include a specific fixed dollar amount or a percentage of either current salary or average salary over a specific period of time. The amounts funded for any plan year for the qualified U.S. defined benefit pension plan are neither less than the minimum required under federal law nor more than the maximum amount deductible for federal income tax purposes. General Cable’s non-qualified unfunded U.S. defined benefit pension plans include a plan that provides defined benefits to select senior management employees beyond those benefits provided by other programs. The Company’s non-qualified unfunded non-U.S. defined benefit pension plans include plans that provide retirement indemnities to employees within the Company’s Europe and Mediterranean and ROW segments. Pension obligations for the non-qualified unfunded defined benefit pension plans are provided for by book reserves and are based on local practices and regulations of the respective countries. General Cable makes cash contributions for the costs of the non-qualified unfunded defined benefit pension plans as the benefits are paid.
Self-insurance
The Company is self-insured for certain employee medical benefits, workers’ compensation benefits, environmental and asbestos-related issues. The Company purchased stop-loss coverage in order to limit its exposure to any significant level of workers’ compensation claims in 2010 and 2009. Certain insurers are also partly responsible for coverage on many of the asbestos-related issues (see Note 17 for information relating to the release of one of these insurers during 2006). Self-insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred using the Company’s historical claims experience.
Concentration of Labor Subject to Collective Bargaining Agreements
At December 31, 2010, General Cable employed approximately 11,700 persons, and collective bargaining agreements covered approximately 5,800 employees, or 50% of total employees, at various locations around the world. Labor agreements at two locations that expire in 2010 continue to be negotiated by the Company. The Company expects that these agreements will be settled on satisfactory terms. Generally, labor agreements are negotiated on an annual or bi-annual basis. There were no major strikes at any of the Company’s facilities during the five years ended December 31, 2010. In the fourth quarter of 2010, Thailand experienced labor union issues limiting the amount of working hours which decreased capacity production. The main product lines affected were those of power cables and building wires. The disputes were settled in December 2010. In Brazil, France, Germany, Mexico, New Zealand, Thailand, United States and Venezuela, union contracts will expire at three facilities in 2011 and eight facilities in 2012 representing approximately 9.3% and 22.4%, respectively, of total employees as of December 31, 2010. The Company believes it will successfully renegotiate these contracts as they come due.
Concentration of Risk
General Cable sells a broad range of products globally. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers, including members of buying groups, composing General Cable’s customer base. General Cable customers generally receive a 30 to 60 day payment period on purchases from the Company, with certain exceptions in European and Asian markets. Certain automotive aftermarket customers of the Company receive payment terms ranging from 45 days to 210 days, which is common in this particular market. Ongoing credit evaluations of customers’ financial condition are performed, and generally, no collateral is required. General Cable maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s estimates. Certain subsidiaries also maintain credit insurance for certain customer balances. Bad debt expense associated with uncollectible accounts for the years ended December 31, 2010, 2009 and 2008 was $4.9 million, $8.3 million and $4.3 million, respectively.

In North America, the Company has centralized the purchasing of its copper, aluminum and other significant raw materials to capitalize on economies of scale and to facilitate the negotiation of favorable purchase terms from suppliers. In 2010, the Company’s largest supplier of copper rod accounted for approximately 83% of its North American copper purchases while the largest supplier of aluminum rod accounted for approximately 77% of its North American aluminum purchases. The Company’s European operations purchase copper and aluminum rod from many suppliers or brokers with each generally providing a small percentage of the total copper and aluminum rod purchased. The Company’s ROW segment internally produces the majority of its copper and aluminum rod production needs and obtains cathode and ingots from various suppliers with each supplier generally providing a small percentage of the total copper and aluminum rod purchased for operations in this segment.
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
The Company records a valuation allowance to reduce deferred tax assets to the amount that it believes is more likely than not to be realized. The valuation of the deferred tax asset is dependent on, among other things, the ability of the Company to generate a sufficient level of future taxable income. In estimating future taxable income, the Company has considered both positive and negative evidence, such as historical and forecasted results of operations, including prior losses, and has considered the implementation of prudent and feasible tax planning strategies. At December 31, 2010, the Company had recorded a net deferred tax liability of $158.4 million ($32.7 million net current deferred tax asset less $191.1 million net long term deferred tax liability). The Company has and will continue to review on a quarterly basis its assumptions and tax planning strategies, and, if the amount of the estimated realizable net deferred tax asset is less than the amount currently on the balance sheet, the Company would reduce its deferred tax asset, recognizing a non-cash charge against reported earnings. Likewise, if the Company determines that a valuation allowance against a deferred tax asset is no longer appropriate, the adjustment to the valuation allowance would reduce income tax expense.
ASC 740 Income Taxes also prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.
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
Shipping and Handling Costs
All shipping and handling amounts billed to a customer in a sales transaction are classified as revenue. Shipping and handling costs associated with storage and handling of finished goods and storage and handling of shipments to customers are included in cost of sales and totaled $119.4 million, $111.2 million and $165.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.
Advertising Expense
Advertising expense consists of expenses relating to promoting the Company’s products, including trade shows, catalogs, and e-commerce promotions, and is charged to expense when incurred. Advertising expense was $12.0 million, $7.5 million and $11.1 million in 2010, 2009 and 2008, respectively.
New Accounting Pronouncements
During the year ended December 31, 2010, the Company did not change any of its existing accounting policies with the exception of the change in method of accounting for its North American inventories and non-North American metal inventories from the LIFO method to the average cost method on January 1, 2010, as discussed above and the following accounting pronouncements, which were adopted and became effective with respect to the Company in 2010:

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06 “Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and the activity within Level 3 of the fair value hierarchy. The updated guidance also clarifies existing disclosures regarding the level of disaggregation of assets or liabilities and the valuation techniques and inputs used to measure fair value. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new Level 3 activity disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of this accounting standard had no impact on the Company’s Consolidated Financial Statements.
In May 2010, the FASB issued Accounting Standards Update No. 2010-19 “Foreign Currency (Topic 830) Foreign Currency Issues: Multiple Foreign Currency Exchange Rates” (“ASU 2010-19”). The amendments in this update are effective as of the announcement date of March 18, 2010. The Company included information required by the standard to the footnotes included herein.
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
3. Acquisitions and Divestitures
General Cable actively seeks to identify key global macroeconomic and geopolitical trends in order to capitalize on expanding markets and new niche markets or exit declining or non-strategic markets in order to achieve better returns. The Company also sets aggressive performance targets for its business and intends to refocus or divest those activities which fail to meet targets or do not fit the Company’s long-term strategies. The Company has completed several acquisitions, equity investments and joint ventures in Egypt, France, Oman, Pakistan and South Africa in the year ended December 31, 2010. The results of operations of the acquired businesses have been included in the Consolidated Financial Statements since the respective dates of the acquisition and have been determined to be individually and collectively immaterial for disclosure purposes. No material divestitures were made in the year ended December 31, 2010.
4. Other income (expense)
Other income (expense) includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated as well as unrealized gains and losses on derivative instruments that are not designated as cash flow hedges. During 2010, 2009 and 2008, the Company recorded a $28.1 million loss, $7.0 million gain and a $27.2 million loss, respectively. For 2010, other expense of $28.1 million was attributable to the $29.8 million Venezuelan currency devaluation, as discussed below, other income of $7.7 million resulting primarily from foreign currency transaction gains and losses, and other expense of $6.0 million related to unrealized losses on derivative instruments of which $7.9 million is due to the dedesignation of cash flow hedges as a result of the deferral of raw material purchases related to changes in the anticipated timing of a certain project in Brazil. During 2009 and 2008 the Company recorded other income (expense) primarily related to foreign currency transaction gains and losses.
The functional currency of the Company’s subsidiary in Venezuela is the U.S. dollar. For the first five months of 2010, purchases of dollars to import copper and other raw materials were completed at a parallel rate of about 6.88 BsF per U.S. dollar. In 2010, the Company recorded $10.7 million in foreign exchange losses related to copper imports at this parallel rate. The foreign exchange gain (loss) related to the other imported materials at this parallel rate was immaterial in 2010. On June 9, 2010, the Venezuelan government closed down the parallel market thereby declaring it illegal and imposing volume restrictions on each entity’s trading activity through a newly regulated system, SITME. Currently, the Company is not using the SITME system to make purchases as non-copper materials are purchased domestically.
In the second quarter of 2010, the Company received authorization to purchase dollars to import copper at the official exchange rate for essential goods of 2.60 BsF per U.S. dollar. The Company recorded $16.6 million in foreign exchange gains related to transactions completed at the 2.60 BsF per U.S. dollar essential rate. The Company purchased 12.4 million pounds of copper in 2010 at the essential rate. On December 30, 2010, the Central Bank of Venezuela and the Ministry of Finance published an amendment to Convenio Cambiario No. 14 (the Exchange Law), whereby the official exchange rate was set at 4.30 BsF per U.S. dollar effective January 1, 2011 thereby eliminating the 2.60 BsF per U.S. dollar rate. See Item 7 “Venezuela Operations” for additional detail.

5. Inventories
Approximately 84% of the Company’s inventories are valued using the average cost method and all remaining inventories are valued using the first-in, first-out (FIFO) method. All inventories are stated at the lower of cost or market value.

	December 31,	December 31,
(in millions)	2010	2009
Raw materials	$206.9	$158.3
Work in process	215.5	154.2
Finished goods	696.5	689.9

Total	$1,118.9	$1,002.4

As of December 31, 2009, inventories have been retrospectively adjusted for the change from the LIFO method of inventory accounting to the average cost method. See Note 2 for information on this change in accounting principle.
At December 31, 2010 and 2009, the Company had approximately $32.5 million and $24.0 million, respectively of consignment inventory at locations not operated by the Company with approximately 82% and 73%, respectively, of the consignment inventory located throughout the United States and Canada.
6. Property, Plant and Equipment
Property, plant and equipment consisted of the following (in millions):

	December 31,
	2010	2009
Land	$112.0	$109.2
Buildings and leasehold improvements	309.7	290.4
Machinery, equipment and office furnishings	1,028.6	967.2
Construction in progress	73.5	77.1

Total — gross book value	1,523.8	1,443.9
Less accumulated depreciation	(484.2)	(428.6)

Total — net book value	$1,039.6	$1,015.3

Depreciation expense totaled $84.8 million for the years ended December 31, 2010 and December 31, 2009 and $75.5 million for the year ended December 31, 2008, respectively.
Capital leases included within property, plant and equipment on the balance sheet were $8.0 million at December 31, 2010 and $8.2 million at December 31, 2009. Accumulated depreciation on capital leases was $2.0 million at December 31, 2010 and $1.0 million at December 31, 2009.
7. Goodwill and Other Intangible Assets, net
The amounts of goodwill and indefinite-lived intangible assets were as follows in millions of dollars:

	Goodwill				Indefinite-lived assets — Trade names
	North	Europe and			North	Europe and
	America	Mediterranean	ROW	Total	America	Mediterranean	ROW	Total
Balance at December 31, 2008	$0.8	$22.9	$148.2	$171.9	$—	$0.5	$122.6	$123.1
Acquisitions	4.4	(22.1)	4.6	(13.1)	—	—	—	—
Currency translation and other adjustments	—	(0.8)	(0.6)	(1.4)	—	—	6.7	6.7

Balance at December 31, 2009	$5.2	$0.0	$152.2	$157.4	$—	$0.5	$129.3	$129.8
Acquisitions	1.4	6.8	1.3	9.5	2.4	—	—	2.4
Currency translation and other adjustments	(4.3)	—	12.3	8.0	—	—	6.7	6.7

Balance at December 31, 2010	$2.3	$6.8	$165.8	$174.9	$2.4	$0.5	$136.0	$138.9

The Company recorded goodwill and trade names of $164.6 million and $136.0 million, respectively, after currency translation adjustments largely related to the acquisition of PDIC in 2007 within the Company’s ROW segment. There have been no impairment charges recognized for goodwill or indefinite-lived assets.

The amounts of other intangible assets — customer relationships were as follows in millions of dollars:

	December 31
	2010	2009
Amortized intangible assets:
Customer relationships	$107.0	$106.4
Accumulated amortization	(49.4)	(34.8)
Foreign currency translation adjustment	3.1	(3.8)

Total Amortized intangible assets	$60.7	$67.8

Amortized intangible assets are stated at cost less accumulated amortization as of December 31, 2010 and 2009. Customer relationships have been determined to have a useful life in the range of 3.5 to 10 years and the Company has accelerated the amortization expense to align with the historical customer attrition rates. The amortization of intangible assets in 2010, 2009 and 2008 was $14.6 million, $15.7 million, and $16.5 million, respectively. The estimated amortization expense for the next five years is in millions of dollars: 2011 — $12.0 million, 2012 — $10.4 million, 2013 — $9.6 million, 2014 — $8.8 million, and 2015 — $7.9 million and $12.0 million thereafter.
8. Accrued Liabilities
Accrued liabilities consisted of the following (in millions):

	December 31,
	2010	2009
Payroll related accruals	$64.3	$76.2
Customers deposits and prepayments	77.1	53.2
Taxes other than income	21.4	26.7
Customer rebates	54.4	50.9
Insurance claims and related expenses	12.1	11.3
Current and deferred income tax liabilities	23.1	50.5
Derivative liability	9.4	4.3
Other accrued liabilities	114.9	88.8

Total	$376.7	$361.9

9. Long-Term Debt

	December 31,
(in millions)	2010	2009
North America
Subordinated Convertible Notes due 2029	$429.5	$429.5
Debt discount on Subordinated Convertible Notes due 2029	(265.6)	(266.6)
1.00% Senior Convertible Notes due 2012	10.6	10.6
Debt discount on 1.00% Senior Convertible Notes due 2012	(1.1)	(1.7)
0.875% Convertible Notes due 2013	355.0	355.0
Debt discount on 0.875% Convertible Notes due 2013	(59.5)	(77.0)
7.125% Senior Notes due 2017	200.0	200.0
Senior Floating Rate Notes	125.0	125.0
Amended Credit Facility	—	—
Other	9.0	9.1
Europe and Mediterranean
Spanish Term Loan	50.1	72.5
Credit facilities	38.1	31.4
Uncommitted accounts receivable facilities	—	1.1
Other	15.3	17.1
ROW
Credit facilities	79.1	16.3

Total debt	985.5	922.3
Less current maturities	121.0	53.0

Long-term debt	$864.5	$869.3

At December 31, 2010, maturities of long-term debt during the twelve month periods beginning December 31, 2011 through December 31, 2016 are $121.0 million, $37.3 million, $314.8 million, $10.0 million and $127.9 million, respectively, and $374.5 million thereafter. As of December 31, 2010 and December 31, 2009, the Company was in compliance with all debt covenants as discussed below.
On December 15, 2009, the Company completed an offer to exchange $925 principal amount of the Subordinated Convertible Notes due in 2029 for each $1,000 principal amount of the 1.00% Senior Convertible Notes due in 2012 which resulted in the issuance of $429.5 million aggregate principal amount of Subordinated Convertible Notes due in 2029 in exchange for approximately 97.8% or $464.4 million aggregate principal amount of the 1.00% Senior Convertible Notes due in 2012. An aggregate principal amount of $10.6 million of the 1.00% Senior Convertible Notes due in 2012 remain outstanding as of December 15, 2009. The exchange was treated as an extinguishment of the 1.00% Senior Convertible Notes due in 2012 and issuance of subordinated debt due in 2029 for the notes that were tendered. The Company recorded a non-cash loss on debt extinguishment of $7.6 million or approximately $0.10 earnings per share which included the write-off of $4.9 million of unamortized debt issuance costs related to the 1.00% Senior Convertible Notes due in 2012.
The Company’s convertible debt instruments outstanding as of December 31, 2010 and 2009 are as follows:

	Subordinated Notes due in 2029		1.00% Senior Convertible Notes		0.875% Convertible Notes
	December 31,		December 31,		December 31,
(in millions)	2010	2009	2010	2009	2010	2009
Face value	$429.5	$429.5	$10.6	$10.6	$355.0	$355.0
Debt discount	(265.6)	(266.6)	(1.1)	(1.7)	(59.5)	(77.0)
Book value	163.9	162.9	9.5	8.9	295.5	278.0

Maturity date	November 2029		October 2012		November 2013
Stated annual interest rate	4.50% until Nov 2019 2.25% until Nov 2029		1.00% until Oct 2012		0.875% until Nov 2013
Interest payments	Semi-annually: May 15 & Nov 15		Semi-annually: April 15 & October 15		Semi-annually: May 15 & November 15
Subordinated Convertible Notes
The Company’s Subordinated Convertible Notes were issued on December 15, 2009 in the amount of $429.5 million pursuant to the aforementioned exchange offer. The notes and the common stock issuable upon conversion were registered on a Registration Statement on Form S-4, initially filed with the SEC on October 27, 2009, as amended and as declared effective by the SEC on December 15, 2009. At issuance, the Company separately accounted for the liability and equity components of the instrument, based on the Company’s nonconvertible debt borrowing rate on the instrument’s issuance date of 12.5%. At issuance, the liability and equity components were $162.9 million and $266.6 million, respectively. The equity component (debt discount) is being amortized to interest expense based on the effective interest method. There were no proceeds generated from the transaction and the Company incurred issuance fees and expenses of approximately $14.5 million as a result of the exchange offer which have been proportionately allocated to the liability and equity components of the new subordinate notes due in 2029. Additional terms have been summarized in the table below. As of December 31, 2010 and 2009 the fair value of the Company’s Subordinated Convertible Notes was $521.0 and $574.5 million, respectively.
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
Proceeds from the 1.00% Senior Convertible Notes were used to partially fund the purchase price of $707.6 million related to the PDIC acquisition and to pay transaction costs of approximately $12.3 million directly related to the issuance that have been allocated to the liability and equity components in proportion to the allocation of proceeds. As of December 31, 2010 and 2009 the fair value of the Company’s 1.00% Senior Convertible Notes was $9.7 million and $8.0 million, respectively.

0.875% Convertible Notes
The Company’s 0.875% Convertible Notes were issued in November of 2006 in the amount of $355.0 million. At the time of issuance, the notes and the common stock issuable upon conversion of the notes were registered on a Registration Statement on Form S-3ASR and subsequently, on September 30, 2009, the Company filed a Renewal Registration Statement for the underlying common stock on Form S-3ASR. Beginning January 1, 2009, as discussed in Note 2, the Company separately accounted for the liability and equity components of the instrument, retrospectively, based on the Company’s nonconvertible debt borrowing rate on the instrument’s issuance date of 7.35%. At issuance, the liability and equity components were $230.9 million and $124.1 million, respectively. The equity component (debt discount) is being amortized to interest expense based on the effective interest method. Key terms have been summarized in the table below. As of December 31, 2010 and 2009 the fair value of the Company’s 0.875% Convertible Notes was $350.6 and $287.6 million, respectively.
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

	Subordinated notes due in 2029(1)	1.00% Senior Convertible Notes(1)	0.875% Convertible Notes(1)
Conversion Rights — The notes are convertible at the option of the holder into the Company’s common stock upon the occurrence of certain events, including	(i) during any calendar quarter commencing after March 31, 2010, in which the closing price of the Company’s common stock is greater than or equal to 130% of the conversion price for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter (establishing a contingent conversion price of $47.78);	(i) during any calendar quarter commencing after March 31, 2008 in which the closing price of the Company’s common stock is greater than or equal to 130% of the conversion price for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter (establishing a contingent conversion price of $109.11);	(i) during any calendar quarter commencing after March 31, 2007 in which the closing price of the Company’s common stock is greater than or equal to 130% of the conversion price for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter (establishing a contingent conversion price of $65.47);

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

Share issuable upon conversion	The Company may issue additional share up to 11,686,075 under almost all conditions and up to 14,315,419 under the “make-whole” premium	The Company may issue additional share up to 5,659,245 under almost all conditions and up to 7,215,535 under the “make- whole” premium	The Company may issue additional share up to 7,048,880 under almost all conditions and up to 8,987,322 under the “make- whole” premium

Guarantee	None	Unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company’s wholly-owned U.S. and Canadian subsidiaries.

(1)	In the event of a “fundamental change” or exceeding the aforementioned average pricing thresholds, the Company would be required to classify the amount outstanding as a current liability.

7.125% Senior Notes and Senior Floating Rate Notes
The Company’s $325.0 million in aggregate principal amount of senior unsecured notes, comprised of $125.0 million of Senior Floating Rate Notes due 2015 (the “Senior Floating Rate Notes”) and $200.0 million of 7.125% Senior Fixed Rate Notes due 2017 (the “7.125% Senior Notes” and together, the “Notes”) were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act on March 21, 2007. An exchange offer commenced on June 11, 2007 and was completed on July 26, 2007 to replace the unregistered Notes with registered Notes with like terms pursuant to an effective Registration Statement on Form S-4.

	7.125% Senior Notes			Senior Floating Rate Notes
(in millions)	Dec 31, 2010		Dec 31, 2009	Dec 31, 2010		Dec 31, 2009
Face value	$200.0		$200.0	$125.0		$125.0
Fair value	197.5		196.0	114.4		111.3
Interest rate	7.125%		7.125%	2.7%		2.7%
Interest payment	Semi-annually: Apr 1 & Oct 1			3-month LIBOR rate plus 2.375% Quarterly: Jan 1, Apr 1, Jul 1 & Oct 1
Maturity date	April 2017			July 2015

Guarantee	Jointly and severally guaranteed by the Company’s wholly-owned U.S. and Canadian subsidiaries
Call Option(1)	Beginning Date		Percentage	Beginning Date		Percentage
	April 1, 2012	—	103.563%	April 1, 2009	—	102.0%
	April 1, 2013	—	102.375%	April 1, 2010	—	101.0%
	April 1, 2014	—	101.188%	April 1, 2011	—	100.0%
	April 1, 2015	—	100.000%

(1)	The Company may, at its option, redeem the Notes on or after the following dates and percentages (plus interest due)
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
The Company’s Amended credit facility is summarized in the table below:

Amended Credit Facility
(in millions)	Dec 31, 2010	Dec 31, 2009
Outstanding borrowings	$—	$—
Undrawn availability	371.5	293.6
Interest rate	—	—
Outstanding letters of credit	18.5	28.2
Original issuance	November 2003
Maturity date	July 2012
Spanish Term Loans
The table below provides a summary of the Company’s term loans and corresponding fixed interest rate swaps. The proceeds from the Spanish Term Loans were used to partially fund the acquisition of Enica Biskra and for general working capital purposes. There is no remaining availability under these Spanish Term Loans.

	Spanish Term Loans(1)
(in millions)	Dec 31, 2010	Dec 31, 2009
Outstanding borrowings	$50.1	$72.5
Interest rate — weighted average(2)	3.7%	4.1%

(1)	The terms of the Spanish Term Loans are as follows:

	Original					Interest rate
(in millions)	Amount	Issuance Date	Maturity Date	Interest rate	Loan and Interest payable	Swap(2)
Term Loan 1	20.0 Euros	February 2008	February 2013	Euribor +0.5%	Semi-annual: Aug & Feb	4.2%
Term Loan 2	10.0 Euros	April 2008	April 2013	Euribor +0.75%	Semi-annual: Apr & Oct	4.58%
Term Loan 3	21.0 Euros	June 2008	June 2013	Euribor +0.75%	Quarterly: Mar, Jun, Sept & Dec	4.48%
Term Loan 4	15.0 Euros	September 2009	August 2014	Euribor +2.0%	Quarterly: Mar, Jun, Sept & Dec
					Principal payments: Feb & Aug	1.54%

(2)	The Company entered into fixed interest rate swaps to coincide with the terms and conditions of the term loans that will effectively hedge the variable interest rate with a fixed interest rate.
Europe and Mediterranean Credit Facilities
The Company’s Europe and Mediterranean credit facilities are summarized in the table below:

	Europe and Mediterranean credit facilities
(in millions)	Dec 31, 2010	Dec 31, 2009
Outstanding borrowings	$38.1	$31.4
Undrawn availability	125.4	147.7
Interest rate — weighted average	3.1%	4.6%
Maturity date	Various
Europe and Mediterranean Uncommitted Accounts Receivable Facilities
The Company’s Europe and Mediterranean uncommitted accounts receivable facilities are summarized in the table below:

	Uncommitted accounts receivable facilities
(in millions)	Dec 31, 2010	Dec 31, 2009
Outstanding borrowings	$—	$1.1
Undrawn availability	113.7	125.4
Interest rate — weighted average	—	1.7%
Maturity date	Various
The Spanish Term Loans and certain credit facilities held by the Company’s Spain subsidiary are subject to certain financial ratios of the Company’s European subsidiaries, which includes minimum net equity and net debt to EBITDA (earnings before interest, taxes, depreciation and amortization). At December 31, 2010 and 2009, the Company was in compliance with all covenants under these facilities.

ROW credit facilities
The Company’s ROW credit facilities are summarized in the table below:

	ROW credit facilities
(in millions)	Dec 31, 2010	Dec 31, 2009
Outstanding borrowings	$79.1	$16.3
Undrawn availability	279.3	361.4
Interest rate — weighted average	3.4%	2.3%
Maturity date	Various
The Company’s ROW credit facilities are short term loans utilized for working capital purposes. Certain credit facilities are subject to financial covenants. The Company was in compliance with all covenants under these facilities as of December 31, 2010 and 2009.
Failure to comply with any of the covenants, financial tests and ratios required by the Company’s existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions, as defined in the Company’s Amended Credit Facility, 1.0% Senior Convertible Notes, 0.875% Convertible Notes, Subordinated Convertible Notes, 7.125% Senior Notes, Senior Floating Rate Notes and various other credit facilities maintained by the Company’s restricted subsidiaries. A default would permit lenders to cease to make further extensions of credit, accelerate the maturity of the debt under these agreements and foreclose upon any collateral securing that debt. The lenders under the Company’s Amended Credit Facility have a pledge of all of the capital stock of existing domestic and Canadian subsidiaries and any future domestic and Canadian subsidiaries. The lenders under the Company’s senior secured credit facility have a lien on substantially all of the Company’s domestic and Canadian assets, including existing and future accounts receivable, cash, general intangibles, investment property and real property. The Company also has incurred secured debt in connection with some of its European and ROW operations. The lenders under these European and ROW secured credit facilities also have liens on assets of certain of our European and ROW subsidiaries. As a result of these pledges and liens, if the Company fails to meet its payment or other obligations under any of its secured indebtedness, the lenders under the applicable credit agreement would be entitled to foreclose on substantially all of the Company’s assets and liquidate these assets. Broadly, cross-default provisions would permit lenders to cause such indebtedness to become due prior to its stated maturity in the event a default remains unremedied for a period of time under the terms of one or more financing agreements, a change in control or a fundamental change. As of December 31, 2010, the Company was in compliance with all debt covenants.
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
Cash Flow Hedges
The Company utilizes interest rate swaps to manage its interest expense exposure by fixing its interest rate on portions of the Company’s floating rate debt. The Company has entered into interest rate swaps on the Company’s Spanish Term Loans, as discussed above in Note 9. As of December 31, 2010, in addition to the above mentioned Spanish Term Loans related interest rate swaps with a notional value of $48.8 million which provides for a fixed interest rate of 4.4% maturing in February, April and June of 2013 and a fixed interest rate of 1.54% maturing in August 2014, the Company has one outstanding interest rate swap on $9.0 million of variable rate debt (classified as “Other” North America debt). The fair value of these financial derivatives which are designated as and qualify as cash flow hedges are based on quoted market prices which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments.
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
Fair Value of Derivatives Instruments
The notional amounts and fair values of derivatives designated as cash flow hedges and derivatives not designated as cash flow hedges at December 31, 2010 and December 31, 2009 are shown below (in millions).

	December 31, 2010			December 31, 2009
	Notional	Fair Value		Notional	Fair Value
	Amount	Asset (1)	Liability (2)	Amount	Asset (1)	Liability (2)
(in millions)
Derivatives designated as cash flow hedges:
Interest rate swaps	$57.8	$—	$1.8	$60.1	$2.5	$0.6
Commodity futures	164.6	30.6	—	195.0	25.1	9.1
Foreign currency exchange	115.2	1.4	3.1	274.8	2.7	3.4

		$32.0	$4.9		$30.3	$13.1

(in millions)
Derivatives not designated as cash flow hedges:
Commodity futures	$91.6	$1.4	$7.9	—	—	—
Foreign currency exchange	230.3	$3.1	3.4	$29.6	$0.1	$0.3

		$4.5	$11.3		$0.1	$0.3

(1)	Balance recorded in “Prepaid expenses and other” and “Other non-current assets”

(2)	Balance recorded in “Accrued liabilities” and “Other liabilities”
Depending on the extent of an unrealized loss position on a derivative contract held by the Company, certain counterparties may require collateral to secure the Company’s derivative contract position. As of December 31, 2010 and December 31, 2009, there were no contracts held by the Company that required collateral to secure the Company’s derivative liability positions.
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

	Year ended December 31, 2010
	Effective portion		Ineffective portion and
	recognized in	Reclassified from	amount excluded from
	Accumulated OCI	Accumulated OCI	effectiveness testing
(in millions)	Gain / (Loss)	Gain / (Loss)	Gain / (Loss)	Location
Derivatives designated as cash flow hedges:
Interest rate swaps	$(6.8)	$(0.4)	$0.1	Interest Expense
Commodity futures	35.1	(15.0)	—	Cost of Sales
Foreign currency exchange	(3.7)	(5.3)	0.7	Other income /(expense)

Total	$24.6	$(20.7)	$0.8

	Year ended December 31, 2009
	Effective portion		Ineffective portion and
	recognized in	Reclassified from	amount excluded from
	Accumulated OCI	Accumulated OCI	effectiveness testing
(in millions)	Gain / (Loss)	Gain / (Loss)	Gain / (Loss)	Location
Derivatives designated as cash flow hedges:
Interest rate swaps	$2.0	$(0.4)	$(0.1)	Interest Expense
Commodity futures	16.0	(46.2)	—	Cost of Sales
Foreign currency exchange	(1.4)	(1.3)	0.7	Other income /(expense)

Total	$16.6	$(47.9)	$0.6

For derivative instruments that are not designated as cash flow hedges the unrealized gain or loss on the derivatives is reported in current earnings. For the year ended December 31, 2010, the Company recorded a loss of $6.8 million for derivative instruments not designated as cash flow hedges in other income (expense), which includes $6.4 million of unrealized losses due to dedesignation. The loss was primarily attributable to $7.9 million of unrealized losses on derivative instruments due to the dedesignation of cash flow hedges as a result of the deferral of raw material purchases related to changes in the anticipated timing of a certain project in Brazil. For the year ended December 31, 2009, the Company recorded a loss of $0.8 million for derivative instruments not designated as cash flow hedges in other income (expense) on the consolidated statements of operations.
Other Forward Pricing Agreements
In the normal course of business, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At December 31, 2010 and 2009, General Cable had $30.8 million and $62.2 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At December 31, 2010 and 2009, General Cable had an unrealized gain/(loss) of $4.8 million and $5.5 million, respectively, related to these transactions. The fair market value of the forward pricing agreements was $35.6 million and $67.7 million at December 31, 2010 and 2009, respectively. General Cable expects the unrealized losses under these agreements to be offset as a result of firm sales price commitments with customers. Depending on the extent of the unrealized loss position on certain forward pricing agreements, certain counterparties may require collateral to secure the Company’s forward purchase agreements. There were no funds posted as collateral as of December 31, 2010 or 2009.
11. Income Taxes
For financial reporting purposes, income before income taxes includes the following components:

	Year Ended December 31,
	2010	2009	2008
United States	$32.1	$(34.3)	$71.2
Foreign	90.6	130.6	209.3

Total	$122.7	$96.3	$280.5

The provision (benefit) for income taxes consisted of the following (in millions):

	Year Ended December 31,
	2010	2009	2008
Current tax expense:
Federal	$(32.7)	$(0.3)	$20.7
State	(2.1)	1.2	2.0
Foreign	60.4	87.4	78.7
Deferred tax expense (benefit):
Federal	24.1	(16.7)	4.5
State	0.3	(1.1)	1.3
Foreign	(2.8)	(37.8)	(10.5)

Total	$47.2	$32.7	$96.7

The reconciliation of reported income tax expense (benefit) to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income is as follows (in millions):

	Year Ended December 31,
	2010	2009	2008
Income tax expense (benefit) at Federal statutory tax rate	$42.9	$33.7	98.2
Foreign tax rate differential	(4.1)	(3.9)	(7.3)
Foreign withholding taxes	4.9	3.4	7.7
Change in valuation allowance	9.9	7.4	(2.0)
Change in uncertain tax positions	(11.4)	12.7	10.7
Nondeductible / nontaxable items	2.4	(12.7)	(7.8)
Other (net)	2.6	(7.9)	(2.8)

Total	$47.2	$32.7	96.7

The components of deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$41.3	$31.1
Pension and retiree benefits accruals	25.3	29.3
Inventory	17.6	18.9
Depreciation and fixed assets	7.9	10.8
Tax credit carryforwards	9.3	8.1
Other liabilities	43.6	49.7
Valuation allowance	(36.1)	(21.1)

Total deferred tax assets	108.9	126.8

Deferred tax liabilities:
Convertible debt discount	116.6	103.4
Inventory	5.1	8.6
Depreciation and fixed assets	78.8	80.7
Intangibles	55.5	55.0
Other	11.3	21.7

Total deferred tax liabilities	267.3	269.4

Net deferred tax assets (liabilities)	$(158.4)	$(142.6)

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
As of December 31, 2010 the Company has approximately $36 million of valuation allowance recorded for certain foreign temporary differences and tax loss and tax credit carryforwards due to uncertainties regarding the ability to obtain future tax benefits for these tax attributes. During 2010, after analyzing the positive and negative evidence including recent cumulative losses, the Company recorded a $7.1 million valuation allowance against the beginning-of-the-year deferred tax assets of its Mexican and Australian subsidiaries.
The Company has recognized deferred tax assets of approximately $12.6 million for tax loss carryforwards in various taxing jurisdictions as follows:

	Tax Loss
Jurisdiction	Carryforward	Expiration
Spain	$18.4	2025
Brazil	15.8	Indefinite
New Zealand	6.0	Indefinite

Total	$40.2

The Company also has various foreign subsidiaries with approximately $96 million of tax loss carryforwards in various jurisdictions that are subject to a valuation allowance due to statutory limitations on utilization, uncertainty of future profitability, and other relevant factors.
The Company does not provide for deferred taxes on the excess of the financial reporting over the tax basis in investments in foreign subsidiaries that are essentially permanent in duration. That excess was approximately $765 million as of December 31, 2010. The determination of the additional tax expense that would be incurred upon repatriation of assets or disposition of foreign subsidiaries is not practical.
The Company applies ASC 740 in determining unrecognized tax benefits. ASC 740 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year:

In millions	2010	2009	2008
Unrecognized Tax Benefit — Beginning balance	$76.5	$61.7	$57.8
Gross Increases — Tax Positions in Prior Period	4.7	0.5	0.9
Gross Decreases — Tax Positions in Prior Period	(10.3)	(0.3)	(0.7)
Gross Increases — Tax Positions in Current Period	14.2	11.8	3.2
Gross Increases — Business Combinations	—	3.0	5.0
Settlements	—	(0.4)	—
Lapse of Statute of Limitations	(22.9)	(1.8)	(1.1)
Foreign Currency Translation	0.9	2.0	(3.4)

Unrecognized Tax Benefit — Ending Balance	$63.1	$76.5	$61.7

Included in the balance of unrecognized tax benefits at December 31, 2010, 2009 and 2008 are $55.3 million, $68.4 million and $54.6 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2010, 2009 and 2008 are $7.8 million, $8.1 million and $7.1 million of tax benefits that, if recognized, would result in adjustments to deferred taxes.
The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued penalties of $0.6 million and interest of $(3.7) million during 2010 and in total, as of December 31, 2010, has recognized a liability for penalties of $7.8 million and interest of $10.9 million. During 2009 and 2008, the Company accrued penalties of $3.5 million and $1.5 million, respectively, and interest of $5.3 million and $5.0 million, respectively, and in total, as of December 31, 2009 and 2008, had recognized liabilities for penalties of $6.0 million and $2.6 million, respectively and interest of $14.4 million and $9.5 million, respectively.
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
The Company files income tax returns in the United States and numerous foreign, state, and local tax jurisdictions. Tax years that are open for examination and assessment by the Internal Revenue Service are 2007 — 2010. With limited exceptions, tax years prior to 2006 are no longer open in major foreign, state or local tax jurisdictions.
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
The changes in the benefit obligation and plan assets, the funded status of the plans and the amounts recognized in the Consolidated Balance Sheets are as follows (in millions):

	U.S. Plans		Non-U.S. Plans
	December 31,		December 31,
	2010	2009	2010	2009
Changes in Benefit Obligation:
Beginning benefit obligation	$143.2	$146.5	$99.5	$88.2
Impact of foreign currency exchange rate change	—	—	(0.9)	4.7
Acquisitions	—	—	—	—
Service cost	1.4	1.5	2.7	2.6
Interest cost	8.3	8.2	5.6	5.7
Curtailment loss	—	—	(1.8)	(1.3)
Settlement loss	—	—	(1.0)	—
Benefits paid	(10.0)	(9.8)	(6.3)	(5.5)
Employee contributions	—	—	0.1	0.1
Amendments / Change in assumptions	0.4	—	2.4	—
Actuarial (gain) loss	9.3	(3.2)	7.2	5.0

Ending benefit obligation	$152.6	$143.2	$107.5	$99.5

Changes in Plan Assets:
Beginning fair value of plan assets	$110.0	$90.5	$29.3	$22.0
Impact of foreign currency exchange rate change	—	—	0.9	3.0
Acquisitions	—	—	—	—
Actual return on plan assets	13.6	21.8	2.1	3.4
Company contributions	10.0	7.5	10.9	6.4
Benefits paid	(10.0)	(9.8)	(6.3)	(5.5)

Ending fair value of plan assets	$123.6	$110.0	$36.9	$29.3

Funded status at end of year	$(29.0)	$(33.2)	$(70.6)	$(70.2)

Amounts Recognized in Consolidated Balance Sheets:
Other Assets	$—	$—	$5.0	$0.4

Accrued liabilities	$(0.4)	$(0.4)	$(3.4)	$(3.1)

Other liabilities	$(28.6)	$(32.8)	$(72.2)	$(67.5)

Recognized in Accumulated Other Comprehensive Income:
Net actuarial loss	$60.2	$59.5	$13.2	$6.1
Prior service cost	0.4	0.5	3.2	0.9
Transition obligation	—	—	0.8	0.2

	$60.6	$60.0	$17.2	$7.2

The accumulated benefit obligation for US defined benefit retirement pension plans was $152.3 million and $142.7 million for 2010 and 2009, respectively. The accumulated benefit obligation for Non-US defined benefit retirement pension plans was $95.3 million and $92.4 million for 2010 and 2009, respectively. Pension plans with accumulated benefit obligations in excess of plan assets consist of the following:

	U.S. Plans		Non-U.S. Plans
	December 31,		December 31,
	2010	2009	2010	2009
Projected benefit obligation	$152.6	$143.2	$98.7	$84.4
Accumulated benefit obligation	152.3	142.7	87.2	77.7
Fair value of the plan assets	123.5	110.0	23.2	13.6
Pension expense included the following components (in millions):

	U.S. Plans			Non-U.S. Plans
	Year ended December 31			Year ended December 31
	2010	2009	2008	2010	2009	2008
Pension expense:
Service cost	$1.4	$1.5	$1.4	$2.7	$2.6	$2.7
Interest cost	8.3	8.2	8.2	5.6	5.7	4.9
Expected return on plan assets	(9.2)	(7.5)	(10.8)	(2.0)	(1.7)	(1.7)
Amortization of prior service cost	0.1	0.5	0.7	0.2	0.1	0.1
Amortization of net loss	4.8	7.4	2.3	0.5	0.4	0.3
Amortization of transition obligation	—	—	—	0.2	0.1	0.1
Curtailment (gain) loss	—	—	—	(1.8)	(1.0)	—
Settlement (gain) loss	—	—	—	0.3	—	—

Net pension expense	$5.4	$10.1	$1.8	$5.7	$6.2	$6.4

The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net pension expense over the next fiscal year is $6.0 million. The prior service cost to be amortized from accumulated other comprehensive income into net pension expense over the next fiscal year is immaterial.
General Cable evaluates its actuarial assumptions at least annually, and adjusts them as necessary. The Company uses a measurement date of December 31 for all of its defined benefit pension plans. The weighted average assumptions used in determining benefit obligations were:

	U.S. Plans		Non-U.S. Plans
	2010	2009	2010	2009
Discount rate	5.50%	6.00%	5.40%	5.61%
Expected rate of increase in future compensation levels	2.00%	2.00%	3.80%	3.90%
The weighted average assumptions used to determine net pension expense were:

	U.S. Plans			Non-U.S. Plans
	2010	2009	2008	2010	2009	2008
Discount rate	6.00%	5.75%	6.00%	6.20%	6.28%	5.76%
Expected rate of increase in future compensation levels	2.00%	2.50%	2.25%	5.50%	4.44%	4.33%
Long-term expected rate of return on plan assets	8.50%	8.50%	8.50%	6.90%	7.06%	6.70%
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

The weighted-average long-term expected rate of return on assets is based on input from actuaries, including their review of historical 10-year, 20-year, and 25-year rates of inflation and real rates of return on various broad equity and bond indices in conjunction with the diversification of the asset portfolio. The Company’s overall investment strategy is to diversify its investments for the qualified U.S. defined benefit pension plan based on an asset allocation assumption of 65% allocated to equity investments, with an expected real rate of return of 8%, and 35% to fixed-income investments, with an expected real rate of return of 2%, and an assumed long-term rate of inflation of 3%. Equity investments primarily include investments in large-cap and mid-cap companies primarily located in the United States. The actual asset allocations were 68% of equity investments and 32% of fixed-income investments at December 31, 2010 and 69% of equity investments and 31% of fixed-income investments at December 31, 2009. Approximately 27% and 26% of plan assets were concentrated in two mutual funds as of December 31, 2010 and 2009, respectively. The expected long-term rate of return on assets for qualified non-U.S. defined benefit plans is based on a weighted-average asset allocation assumption of 51% allocated to equity investments, 47% to fixed-income investments and 2% to other investments. The actual weighted-average asset allocations were 47% of equity investments, 51% of fixed-income investments and 2% of other investments at December 31, 2010 and 53% of equity investments, 45% of fixed-income investments and 2% of other investments at December 31, 2009. Management believes that long-term asset allocations on average and by location will approximate the Company’s assumptions and that the long-term rate of return used by each country that is included in the weighted-average long-term expected rate of return on assets is a reasonable assumption.
The fair value of the Company’s pension plan assets at December 31, 2010 by asset category are as follows:

		Quoted prices in Active		Significant
		Markets for Identical	Significant Observable	Unobservable
Asset Category	Total	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Equity Securities	$82.5	$82.1	$0.4	$—
Mutual Funds	69.6	33.0	36.6	—
Short Term Investments	2.3	—	2.3	—
Equitable Contract	1.5	—	1.5	—
Coal Lease (a)	4.6	—	—	4.6

Total	$160.5	$115.1	$40.8	$4.6

(a)
The Company’s interest represents approximately 26% of the lease which is currently between American Premier Underwriters (APU), the Lessor and CONSOL Energy (CONSOL), the Lessee. The lease pertains to real property mined by CONSOL located in Pennsylvania.

The following table represents details of the fair value measurements using significant unobservable inputs (Level 3):

Coal Lease
Beginning balance at January 1, 2010	$4.6
Change in fair value of plan assets	—
Purchases, sales, transfers, and settlements	—

Ending balance at December 31, 2010	$4.6

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
General Cable’s expense under both U.S. and non-U.S. defined benefit pension plans is determined using the discount rate as of the beginning of the fiscal year, so 2011 expense for the pension plans will be based on the weighted-average discount rate of 5.5% for U.S. defined benefit pension plans and 5.4% for non-U.S. defined benefit pension plans.
The Company expects to contribute, at a minimum, $10.1 million to its defined benefit pension plans for 2011. The estimated future benefit payments expected to be paid for the Company’s defined benefit pension plans are $15.0 million in 2011, $15.3 million in 2012, $16.4 million in 2013, $16.3 million in 2014, $17.7 million in 2015 and $90.5 million in 2016 and thereafter.

Postretirement Benefits Other Than Pensions
General Cable has postretirement benefit plans that provide medical and life insurance for certain retirees and eligible dependents. General Cable funds the plans as claims or insurance premiums are incurred. The changes in accrued postretirement benefits were as follows (in millions):

	December 31
	2010	2009
Changes in Benefit Obligation:
Beginning benefit obligation	$9.3	$9.1
Service cost	0.1	0.1
Interest cost	0.4	0.5
Actuarial loss	(1.0)	0.4
Benefits paid	(0.9)	(0.8)
Foreign currency impact	0.1	—

Ending benefit obligation	$8.0	$9.3

Funded status at end of year	$(8.0)	$(9.3)

Amounts Recognized in Consolidated Balance Sheets:
Accrued liabilities	$(1.2)	$(1.3)

Other liabilities	$(6.8)	$(8.0)

Recognized in Accumulated Other Comprehensive Income:
Net actuarial loss	$1.6	$2.7
Prior service cost	(0.3)	(0.4)

	$1.3	$2.3

Net postretirement benefit expense included the following components (in millions):

	Year ended December 31
	2010	2009	2008
Postretirement benefit expense:
Service cost	$0.1	$0.1	$0.1
Interest cost	0.4	0.5	0.5
Amortization of prior service cost	(0.1)	(0.1)	(0.1)
Amortization of net loss	0.1	0.2	0.2

Net postretirement benefit expense	$0.5	$0.7	$0.7

The estimated net (gain) loss and prior service cost for the postretirement benefit plans that will be amortized from accumulated other comprehensive income into net postretirement benefit expense over the next fiscal year are $(0.1) million and $0.1 million, respectively.
The discount rate used in determining the accumulated postretirement benefit obligation was 4.25% for the year ended December 31, 2010, 4.75% for the year ended December 31, 2009 and 5.50% for the year ended December 31, 2008. The discount rate used in determining the net postretirement benefit expense was 4.75% for the year ended December 31, 2010, 5.5% for the year ended December 31, 2009 and 5.50% for the year ended December 31, 2008. The assumed health-care cost trend rate used in measuring the accumulated postretirement benefit obligation in 2010 was 8.50% decreasing gradually to 4.50% in year 2019 and thereafter, in 2009 was 9.00%, decreasing gradually to 4.50% in year 2019 and thereafter and in 2008 was 9.00% decreasing gradually to 4.50% in year 2014 and thereafter. Increasing the assumed health-care cost trend rate by 1% would result in an increase in the accumulated postretirement benefit obligation of $0.3 million for 2010. The effect of this change would increase net postretirement benefit expense by less than $0.1 million. Decreasing the assumed health-care cost trend rate by 1% would result in a decrease in the accumulated postretirement benefit obligation of $0.4 million for 2010. The effect of this change would decrease net postretirement benefit expense by less than $0.1 million.
The estimated future benefit payments expected to be paid for the Company’s postretirement benefits other than pensions are $1.2 million in 2011, $1.1 million in 2012, $1.0 million in 2013, $0.8 million in 2014, $0.7 million in 2015 and $3.2 million in 2016 and thereafter.

Defined Contribution Plans
Expense under both U.S. and non-U.S. defined contribution plans generally equals up to six percent of each eligible employee’s covered compensation based on the location and status of the employee. The net defined contribution plan expense recognized was $8.6 million, $8.4 million and $9.3 million, respectively, for the years ended December 31, 2010, 2009 and 2008.
13. Total Equity
The components of accumulated other comprehensive income (loss) as of December 31, 2010 and December 31, 2009, respectively, consisted of the following (in millions):

	December 31, 2010		December 31, 2009
	Company		Company
	common	Noncontrolling	common	Noncontrolling
	shareholders	interest	shareholders	interest
Foreign currency translation adjustment	$53.5	$(14.8)	$41.0	$4.4
Pension adjustments, net of tax	(47.4)	(0.8)	(45.1)	(0.8)
Change in fair value of derivatives, net of tax	9.8	(0.5)	(12.4)	0.2
Company deferred stock held in rabbi trust, net of tax	7.3	—	7.3	—
Other	0.3	—	0.3	—

Accumulated other comprehensive income (loss)	$23.5	$(16.1)	$(8.9)	$3.8

Comprehensive income consists of the following (in millions):

	Fiscal Years Ended
	December 31, 2010		December 31, 2009
	Company		Company
	common	Noncontrolling	common	Noncontrolling
	shareholders	interest	shareholders	interest
Net income (1)	$69.5	$7.4	$56.6	$7.9
Currency translation gain (loss)	12.5	(19.2)	63.1	12.3
Defined benefit plan adjustments, net of tax	(2.3)	—	13.6	(0.8)
Change in fair value of derivatives, net of tax	22.2	(0.7)	57.8	3.5
Company deferred stock held in rabbi trust gain, net of tax	—	—	5.9	—

Comprehensive income	$101.9	$(12.5)	$197.0	$22.9

(1)	Net income before preferred stock dividend payments
General Cable is authorized to issue 200 million shares of common stock and 25 million shares of preferred stock.
The Company issued 2,070,000 shares of General Cable 5.75% Series A Redeemable Convertible Preferred Stock (“Series A preferred stock”) on November 24, 2003 and subsequent to the November 9, 2005 inducement offer, 76,202 shares are outstanding under the original terms of the Series A preferred stock issuance as of December 31, 2010 and 2009. The Company paid fees and expenses of $4.2 million related to this transaction, which included an underwriting discount of $3.4 million. The Series A preferred stock was offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act.
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
The Company accounts for its Deferred Compensation Plan in accordance with ASC 710 Compensation - General, as it relates to arrangements where amounts earned are held in rabbi trusts. Assets of the Trust, other than the nonvested and subsequently vested stock and restricted stock of the Company, are invested in funds covering a variety of securities and investment strategies, approximately 87% are invested in mutual funds and the remaining 13% are invested in a General Cable stock fund. Mutual funds available to participants are publicly quoted and reported at market value. The Company accounts for these investments as trading securities in accordance with ASC 320 Investments — Debt and Equity Securities. The Trust also holds nonvested and subsequently vested stock and restricted stock shares of the Company. The Company’s nonvested and subsequently vested and restricted stock that are held by the Trust are accounted for in additional paid-in capital as discussed in ASC 718 Compensation — Stock Compensation.
The market value of mutual fund investments, nonvested and subsequently vested stock and restricted stock in the Trust was $39.3 million and $33.6 million as of December 31, 2010 and 2009, respectively. The market value of the assets held by the Trust, exclusive of the market value of the shares of the Company’s nonvested and subsequently vested restricted stock, restricted stock units held in the deferred compensation plan and Company stock investments by participants’ elections, at December 31, 2010 and December 31, 2009 was $16.0 million and $14.2 million, respectively, and is classified as “other non-current assets” in the consolidated balance sheets. Amounts payable to the plan participants at December 31, 2010 and 2009, excluding the market value of the shares of the Company’s nonvested and subsequently vested restricted stock and restricted stock units held, was $18.3 million and $16.0 million, respectively, and is classified as “other liabilities” in the consolidated balance sheets.
In accordance with ASC 710, all market value fluctuations of the Trust assets, exclusive of the shares of nonvested and subsequently vested stock and restricted stock of the Company, are effectively offset by changes in the market value of the deferred compensation liability held by the Trust, which are included as compensation expense in the consolidated statements of operations. Prior to 2009, management had classified the mutual fund assets as available for sale; as such, changes in the value of these investments were recorded in accumulated other comprehensive income. The total aggregate net gain in other comprehensive income was $7.3 million for the year ended December 31, 2009.

14. Share-Based Compensation
General Cable has various plans which provide for granting options, restricted stock units and restricted common stock to certain employees and independent directors of the Company and its subsidiaries. The Company recognizes compensation expense for share-based payments based on the fair value of the awards at the grant date. The table below summarizes compensation expense for the Company’s non-qualified stock options, non-vested stock awards, including restricted stock units, and performance-based non-vested stock awards based on the fair value method as estimated using the Black-Scholes valuation model for the years ended December 31, 2010, 2009 and 2008. The Company records compensation expense related to non-vested stock awards as a component of selling, general and administrative expense.

	Year Ended December 31
	2010	2009	2008
Non-qualified stock option expense	$4.2	$5.0	$4.8
Non-vested stock awards expense	4.2	4.1	4.2
Stock unit awards	0.9	1.8	1.6
Performance-based non-vested stock awards expense	—	—	—

Total pre-tax share-based compensation expense	$9.3	$10.9	$10.6

Excess tax benefit (deficiency) on share-based compensation (1)	$(0.1)	$0.7	$6.1

(1)	Cash inflows (outflows) recognized as financing activities in the Company’s consolidated statement of cash flows
During the years ended December 31, 2010, 2009 and 2008, cash received from stock option exercises was $0.4 million, $0.4 million and $2.2 million, respectively. The total tax benefit to be realized for tax deductions from these option exercises was $0.2 million, $0.8 million and $4.6 million, respectively. The $2.5 million and $3.8 million tax deductions for all share-based compensation for the years ended December 31, 2010 and 2009, respectively, includes $(0.1) million and $0.7 million of excess tax benefits (deficiencies) that are classified as a cash inflow (outflow) of financing activities and a cash outflow (inflow) from operating activities. The Company has elected the shortcut method to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of ASC 718.
General Cable currently has share-based compensation awards outstanding under three plans. These plans allow the Company to fulfill its incentive award obligations generally by granting nonqualified stock options and nonvested stock awards. New shares are issued when nonqualified stock options are exercised and when non-vested stock awards are granted. There have been no material modifications made to these plans during the year ended December 31, 2010 or 2009. On May 10, 2005, the General Cable Corporation 2005 Stock Incentive Plan (“2005 Plan”) was approved and replaced the two previous equity compensation plans, the 1997 Stock Incentive Plan and the 2000 Stock Option Plan. The Compensation Committee of the Board of Directors will no longer grant any awards under the previous plans but will continue to administer awards which were previously granted under the 1997 and 2000 plans. The 2005 Plan authorized a maximum of 5.8 million shares to be granted. Shares reserved for future grants, including options, under the 2005 Plan, approximated 4.1 million at December 31, 2010.
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

Stock Options
All options awarded under the 2005 Plan have a term of 10 years from the grant date. The majority of the options vest ratably over three years of continued employment from the grant date. The majority of the options granted under the 2000 Plan will expire in 10 years and become fully exercisable ratably over three years of continued employment or become fully exercisable after three years of continued employment. A summary of stock option activity for the year ended December 31, 2010 is as follows (options in thousands and aggregate intrinsic value in millions):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term	Value
Outstanding at December 31, 2009	1,203.3	30.55	7.2 years	$10.3
Granted	296.0	24.96
Exercised	(32.7)	10.94
Forfeited or Expired	(8.6)	56.63

Outstanding at December 31, 2010	1,458.0	29.73	6.9 years	$17.3

Exercisable at December 31, 2010	784.5	33.28	5.6 years	$9.3

Options expected to vest in the next twelve months	300.0	29.12	8.2 years	$3.4

During the years ended December 31, 2010, 2009 and 2008, the weighted average grant date fair value of options granted was $13.91, $9.77 and $22.98, respectively, the total intrinsic value of options exercised was $0.6 million, $2.0 million, and $12.8 million, respectively, and the total fair value of options vested during the periods was $11.4 million, $3.3 million, and $1.8 million, respectively. At December 31, 2010 and 2009, the total compensation cost related to nonvested options not yet recognized was $2.8 million and $2.9 million with a weighted average expense recognition period of 1.1 and 1.4 years, respectively.
The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model using the following weighted-average assumptions:

	Year Ended December 31
	2010	2009	2008
Risk-free interest rate(1)	2.3%	1.4%	2.4%
Expected dividend yield(2)	N/A	N/A	N/A
Expected option life(3)	5.1 years	4.0 years	3.8 years
Expected stock price volatility(4)	65.2%	64.7%	45.0%
Weighted average fair value of options granted	$13.91	$9.77	$22.98

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

Additional information regarding options outstanding as of December 31, 2010 is as follows (options in thousands):

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Options	Exercise	Remaining	Options	Exercise
Option Prices	Outstanding	Price	Contractual Life	Exercisable	Price
$0 – $14	245.7	$11.19	2.6	245.7	$11.19
$14 – $28	855.9	$21.76	8.2	240.0	$20.72
$28 – $42	0.7	$31.98	5.3	0.6	$31.98
$42 – $56	82.0	$50.94	6.1	82.0	$50.94
$56 – $70	273.7	$64.93	7.0	216.3	$65.61
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
A summary of all nonvested stock and restricted stock units activity for the year ended December 31, 2010, is as follows (shares in thousands):

	Shares	Weighted Average Grant
	Outstanding	Date Fair Value
Balance at December 31, 2009	605.3	$32.73
Granted	248.2	24.75
Vested	(110.7)	26.56
Forfeited	(74.0)	29.13

Balance at December 31, 2010	668.8	$31.16

The weighted-average grant date fair value of all nonvested shares granted, the total fair value (in millions) of all nonvested shares granted, and the fair value (in millions) of all shares that have vested during each of the past three years is as follows:

	Year Ended December 31
	2010	2009	2008
Weighted-average grant date fair value	$24.75	$19.13	$48.61

Fair value of nonvested shares granted	$6.1	$5.5	$4.5

Fair value of shares vested	$2.9	$4.2	$4.1

As of December 31, 2010, there was $11.1 million of total unrecognized compensation cost related to all nonvested stock. The cost is expected to be recognized over a weighted average period of 2.4 years. There are 69 thousand nonvested stock and restricted stock units with a weighted average grant price of $37.56 and a fair value of $2.6 million expected to vest in 2011.
15. Earnings Per Common Share
All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities in undistributed earnings along with common shareholders. The Company applies the two-class method of computing basic and diluted earnings per share. Historically and for the years ended December 31, 2010, 2009 and 2008, the Company did not declare, pay or otherwise accrue a dividend payable to the holders of the Company’s common stock or holders of unvested share-based payment awards (restricted stock). There was no impact on the Company’s earnings per common share — assuming dilution computation.

A reconciliation of the numerator and denominator of earnings per common share-basic to earnings per common share-assuming dilution is as follows (in millions, except per share data):

	Year Ended December 31
	2010	2009	2008
Earnings per share — basic:
Net income attributable to Company common shareholders — for basic EPS computation(1)	$69.2	$56.3	$175.0

Weighted average shares outstanding for basic EPS computation(2,3)	52.1	52.0	52.6

Earnings per common share — basic(3)	$1.33	$1.08	$3.33

Earnings per share — assuming dilution:
Net income attributable to Company common shareholders	$69.2	$56.3	$175.0
Add: Preferred stock dividends on convertible stock	0.3	0.3	0.3

Net income attributable to Company common shareholders — for diluted EPS computation(1)	$69.5	$56.6	$175.3

Weighted average shares outstanding including nonvested shares	52.1	52.0	52.6
Dilutive effect of convertible bonds	—	—	—
Dilutive effect of stock options and restricted stock units	0.6	0.4	0.4
Dilutive effect of assumed conversion of preferred stock	0.4	0.4	0.4

Weighted average shares outstanding for diluted EPS computation(2)	53.1	52.8	53.4

Earnings per common share — assuming dilution	$1.31	$1.07	$3.28

(1)	Numerator

(2)	Denominator

(3)	Under the two class method, Earnings per share — basic reflects undistributed earnings per share for both common stock and unvested share-based payment awards (restricted stock).
The Company was authorized by its Board of Directors on October 29, 2008 to institute a stock repurchase program for up to $100 million of common stock (incorporated by reference herein to Exhibit 10.55). The Company repurchased 1.0 million common shares under terms of this program during the fourth quarter of 2008. In 2008, due to the timing of the repurchase, the above weighted average shares outstanding for basic EPS computation of 52.6 million reflects a reduction of weighted average shares outstanding of 125.0 thousand. The stock repurchase program was effective for one year and expired on October 29, 2009. The Company did not repurchase any of its stock during 2009. In 2010, the Company did not have a stock repurchase program and as a result did not repurchase any of its common stock.
As of December 31, 2010, 2009 and 2008 there were approximately 404 thousand, 363 thousand, and 371 thousand stock options and restricted stock units excluded from the earnings per common share — assuming dilution computation because their impact was anti-dilutive, respectively.
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
Under ASC 260 Earnings per Share and ASC 470 and because of the Company’s obligation to settle the par value of the 0.875% Convertible Notes, 1.00% Senior Convertible Notes, and the Subordinated Convertible Notes in cash, the Company is not required to include any shares underlying the 0.875% Convertible Notes, 1.00% Senior Convertible Notes and Subordinated Convertible Notes in its weighted average shares outstanding — assuming dilution until the average stock price per share for the quarter exceeds the $50.36, $83.93, and $36.75 conversion price of the 0.875% Convertible Notes, 1.00% Senior Convertible Notes and the Subordinated Convertible Notes, respectively, and only to the extent of the additional shares that the Company may be required to issue in the event that the Company’s conversion obligation exceeds the principal amount of the 0.875% Convertible Notes, the 1.00% Senior Convertible Notes and the Subordinated Convertible Notes.
Regarding the 0.875% Convertible Notes, the average stock price threshold conditions had not been met as of December 31, 2010. At any such time in the future that the threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earnings per share — assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price. In addition, shares underlying the warrants will be included in the weighted average shares outstanding — assuming dilution when the average stock price per share for a quarter exceeds the $76.00 strike price of the warrants, and shares underlying the note hedges, will not be included in the weighted average shares outstanding — assuming dilution because the impact of the shares will always be anti-dilutive.

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
Regarding the 1.00% Senior Convertible Notes, the average stock price threshold conditions had not been met as of December 31, 2010. At any such time in the future the threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earnings per share — assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price.
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
Regarding the Subordinated Convertible Notes, the average stock price threshold conditions had not been met as of December 31, 2010. At any such time in the future the threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earnings per share — assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price.
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

16. Segment Information
The Company conducts its operations through three geographic operating segments — North America, Europe and Mediterranean, and ROW, which consists of operations in Latin America, Sub-Saharan Africa, the Middle East and Asia Pacific. The Company’s operating segments align with the structure of the Company’s internal management organization. All three segments engage in the development, design, manufacturing, marketing and distribution of copper, aluminum, and fiber optic communication, electric utility and electrical infrastructure wire and cable products. In addition to the above products, the ROW segment and the Europe and Mediterranean segment develops, designs, manufactures, markets and distributes construction products and the ROW segment manufactures and distributes rod mill wire and cable products.
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

	Year Ended December 31
(in millions)	2010	2009	2008
Net Sales:
North America	$1,785.0	$1,484.6	$2,178.7
Europe and Mediterranean	1,498.6	1,562.7	2,175.3
ROW	1,581.3	1,337.9	1,876.1

Total	$4,864.9	$4,385.2	$6,230.1

Segment Operating Income:
North America	$96.9	$19.8	$111.5
Europe and Mediterranean	36.8	70.2	147.1
ROW	88.7	89.9	140.9

Total	$222.4	$179.9	$399.5

Capital Expenditures:
North America	$20.5	$28.8	$52.3
Europe and Mediterranean	32.9	78.3	106.0
ROW	63.0	36.5	59.5

Total	$116.4	$143.6	$217.8

Depreciation Expense:
North America	$28.9	$29.2	$29.7
Europe and Mediterranean	35.8	34.9	29.7
ROW	20.1	20.7	16.1

Total	$84.8	$84.8	$75.5

Total Assets:
North America	$866.7	$832.3
Europe and Mediterranean	1,476.0	1,520.9
ROW	1,833.8	1,552.6
Corporate(1)	151.2	108.3

Total(1)	$4,327.7	$4,014.1

Revenues by Major Product Lines Revenues to external customers are attributable to sales of electric utility, electrical infrastructure, construction, communications and rod mill wire product lines.

	Year Ended December 31
(in millions)	2010	2009	2008
Electric Utility	$1,501.4	$1,494.4	$2,120.9
Electrical Infrastructure	1,345.7	1,095.2	1,626.6
Construction	1,196.7	1,008.5	1,439.5
Communications	593.7	626.1	827.5
Rod Mill Products	227.4	161.0	215.6

Total	$4,864.9	$4,385.2	$6,230.1

Geographic Information The following table presents net sales to unaffiliated customers by country of destination for the last three years and long-lived assets by country as of December 31:

	Net Sales			Long-lived Assets
	Year Ended December 31			Year Ended December 31
(in millions)	2010	2009	2008	2010	2009
United States	$1,471.6	$1,239.9	$1,938.4	$226.8	$230.1
France	445.2	423.1	535.5	88.5	92.3
Spain	405.6	453.2	772.5	194.7	214.2
Others	2,542.5	2,269.0	2,983.7	1,012.0	924.8

Total	$4,864.9	$4,385.2	$6,230.1	$1,522.0	$1,461.4

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

At December 31, 2010 and 2009, General Cable had an accrued liability of approximately $1.5 million and $1.0 million, respectively, for various environmental-related liabilities of which General Cable is aware. While it is difficult to estimate future environmental-related liabilities accurately, General Cable does not currently anticipate any material adverse impact on its results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.
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
As part of the acquisition of Silec, SAFRAN SA agreed to indemnify General Cable against environmental losses arising from breach of representations and warranties on environmental law compliance and against losses arising from costs General Cable could incur to remediate property acquired based on a directive of the French authorities to rehabilitate property in regard to soil, water and other underground contamination arising before the closing date of the purchase. These indemnities are for a six-year period ending in 2011 while General Cable operates the businesses subject to sharing of certain losses (with SAFRAN covering 100% of losses in year one, 75% in years two and three, 50% in year four, and 25% in years five and six). The indemnities are subject to an overall limit of 4.0 million euros. As of December 31, 2010, there were no claims outstanding under this indemnity.
In addition, Company subsidiaries have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by the Company. As of December 31, 2010, General Cable was a defendant in approximately 29,035 cases brought in various jurisdictions throughout the United States. With regards to the approximately 597 remaining cases, General Cable has aggressively defended these cases based upon either lack of product identification as to General Cable manufactured asbestos-containing product and/or lack of exposure to asbestos dust from the use of General Cable product. In the last 20 years, General Cable has had no cases proceed to verdict. In many of the cases, General Cable was dismissed as a defendant before trial for lack of product identification.
For cases outside the Multidistrict Litigation (“MDL”) as of December 31, 2010, Plaintiffs have asserted monetary damages in 246 cases. In 112 of these cases, plaintiffs allege only damages in excess of some dollar amount (about $230 thousand per plaintiff); in these cases there are no claims for specific dollar amounts requested as to any defendant. In 132 other cases pending in state and federal district courts (outside the MDL), plaintiffs seek approximately $277 million in damages from as many as 110 defendants. In two cases, plaintiffs have asserted damages related to General Cable in the amount of $11 million. In addition, in relation to these 246 cases, there are claims of $110 million in punitive damages from all of the defendants. However, many of the plaintiffs in these cases allege non-malignant injuries. At December 31, 2010 and 2009, General Cable had accrued, on a gross basis, approximately $5.1 million and had recorded approximately $0.5 of insurance recoveries for these lawsuits. The net amount of $4.6 million, as of December 31, 2010 and 2009 represents the Company’s best estimate in order to cover resolution of future asbestos-related claims.
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

The U.S. Department of Justice, or DOJ, and the European Commission have been conducting antitrust and competition law investigations relating to the cable industry, which the Company believes relate primarily to the submarine and underground high-voltage cables businesses. The Company has not been engaged in the high-voltage submarine cable business. The Company only recently entered the submarine cable business in March 2009 through its German affiliate, Norddeutsche Seekabelwerke GmbH & Co., which was acquired in 2007. The Company has received requests for information from both the DOJ and the European Commission in connection with their investigations and has provided documents to the DOJ and responded to their questions. With regard to the European Commission investigation, which has been addressed to the Company’s Spanish operations, the Company has completed its response to requests for information on February 16, 2011.
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
General Cable has entered into various leases related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. Future minimum rental payments required under non-cancelable lease agreements at December 31, 2010 were as follows: 2011 — $15.7 million, 2012 — $13.5 million, 2013 — $10.3 million, 2014 — $7.3 million, 2015 — $7.1 million and thereafter $16.9 million. Rental expense recorded in income from continuing operations was $19.0 million, $23.3 million and $19.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.
As of December 31, 2010, the Company had $37.0 million in letters of credit, $177.2 million in various performance bonds and $86.9 million in other guarantees. Other guarantees include bank guarantees and advance payment bonds. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self-insurance claims, defined benefit plan obligations, contract performance, quality and other various bank and financing guarantees. Advance payment bonds are often required by customers when we obtain advance payments to secure the production of cable for long term contracts. The advance payment bonds provide the customer protection on their deposit in the event that the Company does not perform under the contract. See Liquidity and Capital Resources for excess availability under the Company’s various credit borrowings.
18. Unconsolidated Affiliated Companies
Unconsolidated affiliated companies are those in which the Company generally owns less than 50 percent of the outstanding voting shares. The Company does not control these companies and accounts for its investments in them on the equity basis. The unconsolidated affiliated companies primarily manufacture or market wire and cable products in our ROW segment. As of December 31, 2010 and 2009, the Company has recorded on its consolidated balance sheets an investment in unconsolidated affiliated companies of $17.3 million and $10.2 million, respectively. The Company’s share of the income of these companies is reported in the consolidated statements of operations under “Equity in net earnings of affiliated companies.” In 2010, 2009 and 2008, equity in net earnings of affiliated companies was $1.4 million, $0.9 million, and $4.6 million, respectively. As of December 31, 2010, the Company’s ownership percentage was as follows: PDTL Trading Company Ltd. 49%, Colada Continua Chilean, S.A. 41%, Minuet Realty Corp. 40%, Nostag GmBH & Co. KG 33%, Pakistan Cables Limited 24.9%, Keystone Electric Wire & Cable Co., Ltd. 20% and Thai Copper Rod Company Ltd. 18%.
19. Fair Value Disclosure
Effective January 1, 2008, the Company adopted Fair Value Measurements and Disclosures, which provides a framework for measuring fair value. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also eliminated the deferral of gains and losses at inception of certain derivative contracts whose fair value was not evidenced by market observable data. ASC 820 requires that the impact of this change in accounting for derivative contracts be recorded as an adjustment to beginning retained earnings in the period of adoption.
The Company determined the fair market values of its financial instruments based on the fair value hierarchy established in ASC 820 which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values which are provided in Note 2. The Company carries marketable equity securities held in a rabbi trust as part of the Company’s deferred compensation plan (as discussed in Note 13) and derivative assets and liabilities at fair value.

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

	Fair Value Measurement
	December 31, 2010				December 31, 2009
(in millions)	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Derivative assets	$—	$36.5	$—	$36.5	$—	$30.4	$—	$30.4
Equity securities	16.0	—	—	16.0	14.2	—	—	14.2

Total Assets	$16.0	$36.5	$—	$52.5	$14.2	$30.4	$—	$44.6

Liabilities:
Derivative liabilities	$—	$16.2	$—	$16.2	$—	$13.4	$—	$13.4

Total liabilities	$—	$16.2	$—	$16.2	$—	$13.4	$—	$13.4

At December 31, 2010, there were no financial assets or financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). Similarly, there were no nonfinancial assets or nonfinancial liabilities measured at fair value on a non-recurring basis.
With the adoption of ASU 2010-06, there were no significant transfers in and out of Level 1 and Level 2 fair value measurements to be disclosed, as discussed in Note 2.

20. Quarterly Operating Results (Unaudited)
The interim financial information is unaudited. In the opinion of management, the interim financial information reflects all adjustments necessary for a fair presentation of quarterly financial information. Quarterly results have been influenced by seasonal factors inherent in General Cable’s businesses. The sum of the quarters’ earnings per share amounts may not add to full year earnings per share because each quarter is calculated independently, and the sum of the quarters’ other figures may not add to the full year because of rounding. Summarized historical quarterly financial data for 2010 and 2009 are set forth below (in millions, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2010
Net sales	$1,098.0	$1,208.6	$1,200.5	$1,357.8
Gross profit	137.6	144.7	125.3	146.4
Net income (loss) attributable to Company common shareholders	(7.8)	23.8	18.1	35.0
Net income (loss) attributable to Company common shareholders — for diluted EPS computation	(7.7)	23.9	18.2	35.1
Earnings (loss) per common share — basic	$(0.15)	$0.46	$0.35	$0.67
Earnings (loss) per common share — assuming dilution	$(0.15)	$0.45	$0.34	$0.66
2009
Net sales	$1,041.3	$1,133.1	$1,081.8	$1,129.0
Gross profit	72.1	143.7	165.7	138.0
Net income attributable to Company common shareholders	(27.2)	31.3	43.6	8.5
Net income attributable to Company common shareholders — for diluted EPS computation	(27.1)	31.4	43.7	8.6
Earnings per common share — basic	$(0.52)	$0.60	$0.84	$0.16
Earnings per common share — assuming dilution	$(0.52)	$0.59	$0.83	$0.16

21. Supplemental Guarantor and Parent Company Condensed Financial Information
General Cable Corporation (“Parent Company”) and its U.S. and Canadian 100% wholly-owned subsidiaries (“Guarantor Subsidiaries”) fully and unconditionally guarantee the $10.6 million of 1.00% Senior Convertible Notes due in 2012, the $355.0 million of 0.875% Convertible Notes due in 2013, the $200 million of 7.125% Senior Notes due in 2017 and the $125 million of Senior Floating Rate Notes due in 2015 of the Parent Company on a joint and several basis. The following tables present financial information about the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries in millions. Intercompany transactions are eliminated.
Condensed Statements of Operations
Year Ended December 31, 2010

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,740.2	$3,124.7	$—	$4,864.9
Intercompany	51.2	0.3	75.4	(126.9)	—

	51.2	1,740.5	3,200.1	(126.9)	4,864.9
Cost of sales	—	1,526.3	2,860.3	(75.7)	4,310.9

Gross profit	51.2	214.2	339.8	(51.2)	554.0
Selling, general and administrative expenses	40.3	131.7	210.8	(51.2)	331.6

Operating income	10.9	82.5	129.0	—	222.4
Other income (expense)	0.1	(0.9)	(27.3)	—	(28.1)
Interest income (expense):
Interest expense	(61.5)	(83.4)	(24.9)	92.8	(77.0)
Interest income	81.6	10.9	5.7	(92.8)	5.4

	20.1	(72.5)	(19.2)	—	(71.6)

Income before income taxes	31.1	9.1	82.5	—	122.7
Income tax benefit (provision)	(12.0)	20.8	(56.0)	—	(47.2)
Equity in net income of subsidiaries	50.4	20.5	0.1	(69.6)	1.4

Net income including noncontrolling interest	69.5	50.4	26.6	(69.6)	76.9
Less: preferred stock dividends	0.3	—	—	—	0.3
Less: net income attributable to noncontrolling interest	—	—	7.4	—	7.4

Net income applicable to Company common shareholders	$69.2	$50.4	$19.2	$(69.6)	$69.2

Condensed Statements of Operations
Year Ended December 31, 2009

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,460.2	$2,925.0	$—	$4,385.2
Intercompany	49.3	2.4	42.2	(93.9)	—

	49.3	1,462.6	2,967.2	(93.9)	4,385.2
Cost of sales	—	1,310.8	2,597.1	(42.2)	3,865.7

Gross profit	49.3	151.8	370.1	(51.7)	519.5
Selling, general and administrative expenses	38.9	142.2	210.2	(51.7)	339.6

Operating income	10.4	9.6	159.9	—	179.9
Other income (expense)	0.2	(0.2)	7.0	—	7.0
Interest income (expense):
Interest expense	(69.5)	(70.6)	(36.7)	90.2	(86.6)
Interest income	68.9	21.4	3.5	(90.2)	3.6
Loss on extinguishment of debt	(7.6)	—	—	—	(7.6)

	(8.2)	(49.2)	(33.2)	—	(90.6)

Income (loss) before income taxes	2.4	(39.8)	133.7	—	96.3
Income tax benefit (provision)	(1.9)	4.1	(34.9)	—	(32.7)
Equity in net income (loss) of subsidiaries	56.1	91.8	0.3	(147.3)	0.9

Net income including noncontrolling interest	56.6	56.1	99.1	(147.3)	64.5
Less: preferred stock dividends	0.3	—	—	—	0.3
Less: net income attributable to noncontrolling interest	—	—	7.9	—	7.9

Net income applicable to Company common shareholders	$56.3	$56.1	$91.2	$(147.3)	$56.3

Condensed Statements of Operations
Year Ended December 31, 2008

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$2,142.1	$4,088.0	$—	$6,230.1
Intercompany	59.4	2.4	49.1	(110.9)	—

	59.4	2,144.5	4,137.1	(110.9)	6,230.1
Cost of sales	—	1,895.1	3,603.6	(49.1)	5,449.6

Gross profit	59.4	249.4	533.5	(61.8)	780.5
Selling, general and administrative expenses	48.6	145.6	248.6	(61.8)	381.0

Operating income	10.8	103.8	284.9	—	399.5
Other income (expense)	0.5	(0.6)	(27.1)	—	(27.2)
Interest income (expense):
Interest expense	(70.2)	(77.1)	(52.1)	95.3	(104.1)
Interest income	72.3	23.6	11.7	(95.3)	12.3

	2.1	(53.5)	(40.4)	—	(91.8)

Income before income taxes	13.4	49.7	217.4	—	280.5
Income tax (provision)	(10.7)	(28.3)	(57.7)	—	(96.7)
Equity in net income of subsidiaries	172.6	151.2	0.4	(319.6)	4.6

Net income including noncontrolling interest	175.3	172.6	160.1	(319.6)	188.4
Less: preferred stock dividends	0.3	—	—	—	0.3
Less: net income attributable to noncontrolling interest	—	—	13.1	—	13.1

Net income applicable to Company common shareholders	$175.0	$172.6	$147.0	$(319.6)	$175.0

Condensed Balance Sheets
December 31, 2010

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$29.0	$8.0	$421.7	$—	$458.7
Receivables, net of allowances	—	249.7	817.3	—	1,067.0
Inventories	—	380.8	738.1	—	1,118.9
Deferred income taxes	—	26.5	13.3	—	39.8
Prepaid expenses and other	1.8	38.3	81.2	—	121.3

Total current assets	30.8	703.3	2,071.6	—	2,805.7

Property, plant and equipment, net	0.4	194.8	844.4	—	1,039.6
Deferred income taxes	—	1.1	10.2	—	11.3
Intercompany accounts	1,169.7	368.0	22.4	(1,560.1)	—
Investment in subsidiaries	1,202.5	1,361.5	—	(2,564.0)	—
Goodwill	—	0.8	174.1	—	174.9
Intangible assets, net	—	3.7	195.9	—	199.6
Unconsolidated affiliated companies	—	11.2	6.1	—	17.3
Other non-current assets	10.0	21.6	47.7	—	79.3

Total assets	$2,413.4	$2,666.0	$3,372.4	$(4,124.1)	$4,327.7

Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$110.6	$811.9	$—	$922.5
Accrued liabilities	3.9	103.8	269.0	—	376.7
Current portion of long-term debt	—	—	121.0	—	121.0

Total current liabilities	3.9	214.4	1,201.9	—	1,420.2

Long-term debt	802.9	—	61.6	—	864.5
Deferred income taxes	124.3	(16.7)	94.8	—	202.4
Intercompany accounts	—	1,161.6	398.5	(1,560.1)	—
Other liabilities	0.3	104.2	130.8	—	235.3

Total liabilities	931.4	1,463.5	1,887.6	(1,560.1)	2,722.4

Total Company shareholders’ equity	1,482.0	1,202.5	1,361.5	(2,564.0)	1,482.0

Noncontrolling interest	—	—	123.3	—	123.3

Total liabilities and equity	$2,413.4	$2,666.0	$3,372.4	$(4,124.1)	$4,327.7

Condensed Balance Sheets
December 31, 2009

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$22.7	$10.2	$466.5	$—	$499.4
Receivables, net of allowances	—	208.6	695.0	—	903.6
Inventories, net	—	377.0	625.4	—	1,002.4
Deferred income taxes	—	8.2	44.4	—	52.6
Prepaid expenses and other	1.9	42.1	50.7	—	94.7

Total current assets	24.6	646.1	1,882.0	—	2,552.7

Property, plant and equipment, net	0.6	202.2	812.5	—	1,015.3
Deferred income taxes	0.6	(0.4)	23.9	—	24.1
Intercompany accounts	1,091.5	471.4	19.3	(1,582.2)	—
Investment in subsidiaries	1,115.1	1,237.4	—	(2,352.5)	—
Goodwill	—	5.3	152.1	—	157.4
Intangible assets, net	—	0.6	197.0	—	197.6
Unconsolidated affiliated companies	—	3.8	6.4	—	10.2
Other non-current assets	11.7	25.2	19.9	—	56.8

Total assets	$2,244.1	$2,591.6	$3,113.1	$(3,934.7)	$4,014.1

Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$85.4	$677.1	$—	$762.5
Accrued liabilities	(21.6)	103.5	280.0	—	361.9
Current portion of long-term debt	—	0.1	52.9	—	53.0

Total current liabilities	(21.6)	189.0	1,010.0	—	1,177.4

Long-term debt	783.7	0.1	85.5	—	869.3
Deferred income taxes	103.4	(29.4)	135.5	—	209.5
Intercompany accounts	—	1,182.8	399.4	(1,582.2)	—
Other liabilities	12.8	134.0	101.3	—	248.1

Total liabilities	878.3	1,476.5	1,731.7	(1,582.2)	2,504.3

Total Company shareholders’ equity	1,365.8	1,115.1	1,237.4	(2,352.5)	1,365.8

Noncontrolling interest	—	—	144.0	—	144.0

Total liabilities and equity	$2,244.1	$2,591.6	$3,113.1	$(3,934.7)	$4,014.1

Condensed Statements of Cash Flows
Year Ended December 31, 2010

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash flows of operating activities	$44.3	$27.2	$27.4	$—	$98.9

Cash flows of investing activities:
Capital expenditures	—	(20.1)	(96.3)	—	(116.4)
Acquisitions, net of cash acquired	—	(3.9)	(26.7)	—	(30.6)
Proceeds from properties sold	—	1.2	7.9	—	9.1
Other, net	—	2.8	1.3	—	4.1

Net cash flows of investing activities	—	(20.0)	(113.8)	—	(133.8)

Cash flows of financing activities:
Dividends paid	(0.3)	—	—	—	(0.3)
Excess tax benefits from stock-based compensation	(0.1)	—	—	—	(0.1)
Intercompany accounts	(38.0)	(7.2)	45.2	—	—
Proceeds from revolving credit borrowings	—	129.9	—	—	129.9
Repayments of revolving credit borrowings	—	(129.9)	—	—	(129.9)
Proceeds (repayments) of other debt	—	(0.1)	41.7	—	41.6
Proceeds from exercise of stock options	0.4	—	—	—	0.4
Dividends paid to non-controlling interest	—	—	(4.3)	—	(4.3)

Net cash flows of financing activities	(38.0)	(7.3)	82.6	—	37.3

Effect of exchange rate changes on cash and cash equivalents	—	(2.1)	(41.0)	—	(43.1)

Increase (decrease) in cash and cash equivalents	6.3	(2.2)	(44.8)	—	(40.7)
Cash and cash equivalents — beginning of period	22.7	10.2	466.5	—	499.4

Cash and cash equivalents — end of period	$29.0	$8.0	$421.7	$—	$458.7

Condensed Statements of Cash Flows
Year Ended December 31, 2009

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash flows of operating activities	$49.2	$21.9	$475.2	$—	$546.3

Cash flows of investing activities:
Capital expenditures	—	(28.7)	(114.9)	—	(143.6)
Acquisitions, net of cash acquired	—	(13.7)	—	—	(13.7)
Proceeds from properties sold	—	0.2	0.8	—	1.0
Other, net	—	(3.8)	—	—	(3.8)

Net cash flows of investing activities	—	(46.0)	(114.1)	—	(160.1)

Cash flows of financing activities:
Dividends paid	(0.3)	—	—	—	(0.3)
Excess tax benefits from stock-based compensation	0.7	—	—	—	0.7
Intercompany accounts	(15.1)	7.7	7.4	—	—
Proceeds from revolving credit borrowings	—	96.5	—	—	96.5
Repayments of revolving credit borrowings	—	(96.5)	—	—	(96.5)
Proceeds (repayments) of other debt	—	(2.3)	(157.7)	—	(160.0)
Payment of deferred financing fees	(14.5)	—	—	—	(14.5)
Proceeds from exercise of stock options	0.4	—	—	—	0.4

Net cash flows of financing activities	(28.8)	5.4	(150.3)	—	(173.7)

Effect of exchange rate changes on cash and cash equivalents	—	0.8	3.5	—	4.3

Increase (decrease) in cash and cash equivalents	20.4	(17.9)	214.3	—	216.8
Cash and cash equivalents — beginning of period	2.3	28.1	252.2	—	282.6

Cash and cash equivalents — end of period	$22.7	$10.2	$466.5	$—	$499.4

Condensed Statements of Cash Flows
Year Ended December 31, 2008

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash flows of operating activities	$65.2	$123.2	$75.8	$(34.8)	$229.4

Cash flows of investing activities:
Capital expenditures	—	(51.5)	(166.3)	—	(217.8)
Acquisitions, net of cash acquired	—	(19.0)	(31.3)	—	(50.3)
Proceeds from properties sold	—	2.7	3.5	—	6.2
Intercompany accounts	(67.9)	—	—	67.9	—
Other, net	—	(1.4)	—	—	(1.4)

Net cash flows of investing activities	(67.9)	(69.2)	(194.1)	67.9	(263.3)

Cash flows of financing activities:
Dividends paid	1.2	—	(1.5)	—	(0.3)
Excess tax benefits from stock-based compensation	6.1	—	—	—	6.1
Intercompany accounts	—	22.4	10.7	(33.1)	—
Proceeds from revolving credit borrowings	—	124.7	—	—	124.7
Repayments of revolving credit borrowings	—	(184.7)	—	—	(184.7)
Proceeds (repayments) of other debt	—	(1.1)	94.4	—	93.3
Purchase of treasury shares	(11.7)	—	—	—	(11.7)
Proceeds from exercise of stock options	2.2	—	—	—	2.2

Net cash flows of financing activities	(2.2)	(38.7)	103.6	(33.1)	29.6

Effect of exchange rate changes on cash and cash equivalents	—	(0.4)	(38.4)	—	(38.8)

Increase (decrease) in cash and cash equivalents	(4.9)	14.9	(53.1)	—	(43.1)
Cash and cash equivalents — beginning of period	7.2	13.2	305.3	—	325.7

Cash and cash equivalents — end of period	$2.3	$28.1	$252.2	$—	$282.6

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
Parent Company transactions include interest, dividend, tax payments and intercompany sales transactions related to administrative costs incurred by the Parent Company, which are billed to Guarantor Subsidiaries on a cost-plus basis. These costs are reported in the Parent’s “Selling, general and administrative expenses” on the Consolidated Statement of Operations for the respective period(s). All intercompany transactions are presumed to be settled in cash when they occur and are included in operating activities on the statement of cash flows. Non-operating cash flow changes have been classified as financing activities beginning in 2009.

A summary of cash and non-cash transactions of the Parent Company’s intercompany account is provided below:

	Year ended December 31
(in millions)	2010	2009	2008
Beginning Balance	$1,091.5	$1,037.3	$943.7
Non-cash transactions
Convertible notes and other debt	—	8.9	—
Dividend	—	—	34.8
Deferred tax	30.5	—	—
Equity based awards	9.0	10.9	10.6
Foreign currency and other	0.7	19.3	15.1
Cash transactions	38.0	15.1	33.1

Ending Balance	$1,169.7	$1,091.5	$1,037.3

Dividends
There were no dividend payments to the Parent Company from the Guarantor subsidiaries in the twelve months ended December 31, 2010 and 2009. In 2008, an intercompany dividend of $34.8 million was recorded as a return on investment and classified as an inflow from operating activities.
Parent Company Long-Term Debt
At December 31, 2010 and 2009, the Parent Company was party to various long-term financing arrangements, as summarized below (in millions):

	December 31,
(in millions)	2010	2009
Subordinated Convertible Notes due 2029	$429.5	$429.5
Debt discount on Subordinated Convertible Notes due 2029	(265.6)	(266.6)
1.00% Senior Convertible Notes due 2012	10.6	10.6
Debt discount on 1.00% Senior Convertible Notes due 2012	(1.1)	(1.7)
0.875% Convertible Notes due 2013	355.0	355.0
Debt discount on 0.875% Convertible Notes due 2013	(59.5)	(77.0)
7.125% Senior Notes due 2017	200.0	200.0
Senior Floating Rate Notes	125.0	125.0
Other	9.0	8.9

Total Parent Company debt	802.9	783.7
Less current maturities	—	—

Parent Company Long-term debt	$802.9	$783.7

(in millions)	2011	2012	2013	2014	2015
Debt maturities	$—	$10.6	$355.0	$—	$125.0
Long-term debt related to the Parent Company is discussed in Note 9 of the Notes to the Consolidated Financial Statements.
Income Taxes
The Guarantor Subsidiaries’ income tax benefit includes a significant portion of the total Company’s release of reserves for uncertain tax positions. The Non-Guarantor Subsidiaries’ income tax provision reflects the impacts from the non-deductible Venezuelan devaluation charge, as previously discussed in “Venezuelan Operations” as well as deferred tax asset valuation allowances recorded for two of its subsidiaries, and an increase in reserves for uncertain tax positions. For additional information on income taxes refer to Note 11 of the Notes to the Consolidated Financial Statements.
Commitments and Contingencies
For contingencies and guarantees related to the Parent Company, refer to Note 9 and Note 17 of the Notes to the Consolidated Financial Statements.

Schedule II
GENERAL CABLE CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
(in millions)

	For the Year
	Ended December 31,
	2010	2009	2008
Accounts Receivable Allowances:
Beginning balance	$21.9	$19.3	$17.9
Impact of foreign currency exchange rate changes	(2.6)	0.1	(0.8)
Provision	4.9	8.3	4.3
Write-offs	(3.1)	(5.8)	(2.1)

Ending balance	$21.1	$21.9	$19.3

Deferred Tax Valuation Allowance:
Beginning balance	$21.1	$11.7	$19.3
Additions charged to tax expense	10.1	7.8	1.2
Changes attributable to acquisitions and dispositions	—	0.2	(1.7)
Changes impacting equity and other movements	5.1	1.8	(3.9)
Reductions from utilization and reassessments	(0.2)	(0.4)	(3.2)

Ending balance	$36.1	$21.1	$11.7