Form 10-Q
period 2011-04-01
GENERAL CABLE CORP /DE/
filed 2011-05-06
CIK 886035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 29, 2011
Common Stock, $0.01 per value	52,165,741

GENERAL CABLE CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL STATEMENTS

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

	Three Fiscal Months Ended
	April 1,	April 2,
	2011	2010
Net sales	$1,447.6	$1,098.0

Cost of sales	1,280.6	960.4

Gross profit	167.0	137.6

Selling, general and administrative expenses	93.9	80.3

Operating income (loss)	73.1	57.3

Other income (expense)	7.0	(36.5)

Interest income (expense):
Interest expense	(24.0)	(19.0)
Interest income	2.0	1.1

	(22.0)	(17.9)

Income (loss) before income taxes	58.1	2.9
Income tax (provision) benefit	(19.4)	(8.3)
Equity in earnings (loss) of affiliated companies	0.4	0.3

Net earnings (loss) including noncontrolling interest	39.1	(5.1)

Less: preferred stock dividends	0.1	0.1
Less: net income (loss) attributable to noncontrolling interest	0.8	2.6

Net income (loss) attributable to Company common shareholders	$38.2	$(7.8)

Earnings (loss) per share

Earnings (loss) per common share — basic	$0.73	$(0.15)

Weighted average common shares — basic	52.1	52.0

Earnings (loss) per common share — assuming dilution	$0.70	$(0.15)

Weighted average common shares — assuming dilution	54.5	52.0

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	April 1,	December 31,
	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$415.2	$458.7
Receivables, net of allowances of $24.4 million at April 1, 2011 and $21.1 million at December 31, 2010	1,198.8	1,067.0
Inventories, net	1,324.3	1,118.9
Deferred income taxes	47.7	39.8
Prepaid expenses and other	130.5	121.3

Total current assets	3,116.5	2,805.7

Property, plant and equipment, net	1,069.7	1,039.6
Deferred income taxes	15.8	11.3
Goodwill	173.5	174.9
Intangible assets, net	196.1	199.6
Unconsolidated affiliated companies	17.9	17.3
Other non-current assets	76.5	79.3

Total assets	$4,666.0	$4,327.7

Liabilities and Total Equity
Current Liabilities:
Accounts payable	$1,049.7	$922.5
Accrued liabilities	398.4	376.7
Current portion of long-term debt	181.8	121.0

Total current liabilities	1,629.9	1,420.2

Long-term debt	913.2	864.5
Deferred income taxes	209.9	202.4
Other liabilities	238.4	235.3

Total liabilities	2,991.4	2,722.4

Commitments and Contingencies

Total Equity:
Redeemable convertible preferred stock, at redemption value (liquidation preference of $50.00 per share): April 1, 2011 — 76,202 shares outstanding December 31, 2010 — 76,202 shares outstanding	3.8	3.8
Common stock, $0.01 par value, issued and outstanding shares: April 1, 2011 — 52,165,947 (net of 6,216,259 treasury shares) December 31, 2010 — 52,116,390 (net of 6,211,854 treasury shares)	0.6	0.6
Additional paid-in capital	656.5	652.8
Treasury stock	(74.7)	(74.0)
Retained earnings	913.5	875.3
Accumulated other comprehensive income (loss)	52.7	23.5

Total Company shareholders’ equity	1,552.4	1,482.0
Noncontrolling interest	122.2	123.3

Total equity	1,674.6	1,605.3

Total liabilities and equity	$4,666.0	$4,327.7

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Three Fiscal Months Ended
	April 1,	April 2,
	2011	2010
Cash flows of operating activities:
Net income (loss) including noncontrolling interest	$39.1	$(5.1)
Adjustments to reconcile net income (loss) to net cash flows of operating activities:
Depreciation and amortization	27.7	25.3
Amortization on restricted stock awards	1.0	1.0
Foreign currency exchange (gain) loss	0.2	36.5
Deferred income taxes	(6.4)	(5.6)
Excess tax (benefits) deficiencies from stock-based compensation	(0.7)	—
Convertible debt instruments noncash interest charges	5.1	4.7
(Gain) loss on disposal of property	0.1	(0.1)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in receivables	(100.6)	7.1
(Increase) decrease in inventories	(176.8)	(113.7)
(Increase) decrease in other assets	(7.3)	(6.1)
Increase (decrease) in accounts payable, accrued and other liabilities	113.0	37.9

Net cash flows of operating activities	(105.6)	(18.1)

Cash flows of investing activities:
Capital expenditures	(26.6)	(19.7)
Proceeds from properties sold	0.3	2.9
Acquisitions, net of cash acquired	—	(8.2)
Other	0.5	(1.1)

Net cash flows of investing activities	(25.8)	(26.1)

Cash flows of financing activities:
Preferred stock dividends paid	(0.1)	(0.1)
Excess tax benefits (deficiencies) from stock-based compensation	0.7	—
Proceeds from revolving credit borrowings	180.4	—
Repayments of revolving credit borrowings	(131.7)	—
Proceeds (repayments) of other debt	48.5	11.6
Proceeds from exercise of stock options	0.7	—

Net cash flows of financing activities	98.5	11.5

Effect of exchange rate changes on cash and cash equivalents	(10.6)	(40.4)

Increase (decrease) in cash and cash equivalents	(43.5)	(73.1)
Cash and cash equivalents — beginning of period	458.7	499.4

Cash and cash equivalents — end of period	$415.2	$426.3

Supplemental Information
Cash paid during the period for:
Income tax payments, net of refunds	$6.1	$3.3

Interest paid	$13.2	$10.9

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
1. Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements of General Cable Corporation and Subsidiaries (“General Cable” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three fiscal months ended April 1, 2011 are not necessarily indicative of results that may be expected for the full year. The December 31, 2010 condensed consolidated balance sheet amounts are derived from the audited financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2011. The Company’s fiscal quarters consist of 13-week periods ending on the Friday nearest to the end of the calendar months of March, June and September.
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
2. Accounting Standards
The Company’s significant accounting policies are described in Note 2 to the audited annual consolidated financial statements. In the three months ended April 1, 2011, there have been no significant changes to these policies. In the three months ended April 1, 2011 there have been no recent accounting pronouncements that are expected to have a significant effect on the consolidated financial statements.
3. Acquisitions and Divestitures
General Cable actively seeks to identify key global macroeconomic and geopolitical trends in order to capitalize on expanding markets and new niche markets or exit declining or non-strategic markets in order to achieve better returns. The Company also sets aggressive performance targets for its business and intends to refocus or divest those activities which fail to meet targets or do not fit long-term strategies. The Company did not enter into any acquisitions in the three months ended April 1, 2011.
4. Other income (expense)
Other income (expense) includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated as well as unrealized gains and losses on derivative instruments that are not designated as cash flow hedges. During the three months ended April 1, 2011 and April 2, 2010, the Company recorded a $7.0 million gain and a $36.5 million loss, respectively. For the three months ended April 1, 2011, other income of $7.0 million was primarily the result of $6.0 million related to unrealized gains on derivative instruments which were not designated as cash flow hedges and other income of $1.5 million related to foreign currency transactions. For the three months ended April 2, 2010, other expense of $36.5 million was attributable to the $29.8 million Venezuelan currency devaluation related to the remeasurement of the local balance sheet on the date of the devaluation at the official non-essential rate and other expense of $6.7 million resulting primarily from foreign currency transaction gains and losses.
The functional currency of the Company’s subsidiary in Venezuela is the U.S. dollar; therefore, gains and losses for transactions at a rate other than the official exchange rate for non-essential goods are recorded in the statement of operations. For the first quarter of 2010, purchases of dollars to import copper and other raw materials were completed at a parallel rate of about 6.52 BsF per U.S. dollar. Before it was deemed an illegal exchange mechanism in June 2010, the Company recorded $7.6 million in foreign exchange losses related to copper and other raw material imports at this parallel rate in the first quarter of 2010. See Item 2, “Venezuelan Operations” for additional details.
In the second quarter of 2010, the Company received authorization to purchase dollars to import copper at the official exchange rate for essential goods of 2.60 BsF per U.S. dollar. On December 30, 2010, the Central Bank of Venezuela and the Ministry of Finance published an amendment to Convenio Cambiario No. 14 (the Exchange Law), whereby the official exchange rate was set at 4.30 BsF per U.S. dollar effective January 1, 2011 thereby eliminating the 2.60 BsF per U.S. dollar rate previously established for essential goods in the first quarter of 2010. No foreign currency transactions gains were recorded in Venezuela in the three months ended April 1, 2011 and April 2, 2010 as a result of using this favorable rate to purchase copper.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
5. Inventories
Approximately 82% of the Company’s inventories are valued using the average cost method and all remaining inventories are valued using the first-in, first-out (FIFO) method. All inventories are stated at the lower of cost or market value.

	April 1,	December 31,
(in millions)	2011	2010
Raw materials	$235.2	$206.9
Work in process	254.4	215.5
Finished goods	834.7	696.5

Total	$1,324.3	$1,118.9

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
Property, plant and equipment consisted of the following (in millions):

	April 1,	December 31,
	2011	2010
Land	$114.6	$112.0
Buildings and leasehold improvements	320.5	309.7
Machinery, equipment and office furnishings	1,080.5	1,028.6
Construction in progress	81.7	73.5

Total — gross book value	1,597.3	1,523.8
Less accumulated depreciation	(527.6)	(484.2)

Total — net book value	$1,069.7	$1,039.6

Depreciation expense for the three fiscal months ended April 1, 2011 and April 2, 2010 was $24.0 million and $21.1 million, respectively.
The Company periodically evaluates the recoverability of the carrying amount of long-lived assets (including property, plant and equipment and intangible assets with determinable lives) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates events or changes in circumstances based mostly on actual historical operating results, but business plans, forecasts, general and industry trends, and anticipated cash flows are also considered. Impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings. The Company also continually evaluates the estimated useful lives of all long-lived assets and, when warranted, revises such estimates based on current events. No material impairment charges occurred during the three fiscal months ended April 1, 2011 and April 2, 2010.
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
The amounts of goodwill and indefinite-lived intangible assets were as follows in millions of dollars:

	Goodwill				Indefinite-lived assets - Trade names
	North	Europe and			North	Europe and
	America	Mediterranean	ROW	Total	America	Mediterranean	ROW	Total
Balance at December 31, 2010	$2.3	$6.8	$165.8	$174.9	$2.4	$0.5	$136.0	$138.9
Acquisitions	—	—	—	—	—	—	—	—
Currency translation and other adjustments	—	(1.4)	—	(1.4)	—	—	(0.1)	(0.1)

Balance at April 1, 2011	$2.3	$5.4	$165.8	$173.5	$2.4	$0.5	$135.9	$138.8

The amounts of other intangible assets — customer relationships were as follows in millions of dollars:

	April 1,	December 31,
	2011	2010
Amortized intangible assets:
Customer relationships	$107.0	$107.0
Accumulated amortization	(52.7)	(49.4)
Foreign currency translation adjustment	3.0	3.1

Amortized intangible assets, net	$57.3	$60.7

Amortized intangible assets are stated at cost less accumulated amortization as of April 1, 2011 and December 31, 2010. Customer relationships have been determined to have a useful life in the range of 3.5 to 10 years and the Company has accelerated the amortization expense to align with the historical customer attrition rates. The amortization of intangible assets for the first three fiscal months of 2011 and 2010 was $3.3 million and $3.6 million, respectively. The estimated amortization expense during the twelve month periods beginning April 1, 2011 through March 31, 2016, based on exchange rates as of April 1, 2011, are $11.2 million, $10.2 million, $9.4 million, $8.6 million, $7.7 million and $10.2 million thereafter.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
8. Long-Term Debt

	April 1,	December 31,
(in millions)	2011	2010
North America
Subordinated Convertible Notes due 2029	$429.5	$429.5
Debt discount on Subordinated Convertible Notes due 2029	(265.3)	(265.6)
1.00% Senior Convertible Notes due 2012	10.6	10.6
Debt discount on 1.00% Senior Convertible Notes due 2012	(0.9)	(1.1)
0.875% Convertible Notes due 2013	355.0	355.0
Debt discount on 0.875% Convertible Notes due 2013	(54.9)	(59.5)
7.125% Senior Notes due 2017	200.0	200.0
Senior Floating Rate Notes	125.0	125.0
Amended Credit Facility	48.7	—
Other	9.0	9.0
Europe and Mediterranean
Spanish Term Loan	46.8	50.1
Credit facilities	26.4	38.1
Uncommitted accounts receivable facilities	—	—
Other	14.3	15.3
ROW
Credit facilities	150.8	79.1

Total debt	1,095.0	985.5
Less current maturities	181.8	121.0

Long-term debt	$913.2	$864.5

At April 1, 2011, maturities of long-term debt during twelve month periods beginning April 1, 2011 through March 31, 2016 are $181.8 million, $85.0 million, $314.4 million, $11.7 million and $127.1 million, respectively, and $375.0 million thereafter. As of April 1, 2011 and December 31, 2010, the Company was in compliance with all debt covenants as discussed below.
The Company’s convertible debt instruments outstanding as of April 1, 2011 and December 31, 2010 are as follows:

	Subordinated Convertible Notes		1.00% Senior Convertible Notes		0.875% Convertible Notes
	April 1,	December 31,	April 1,	December 31,	April 1,	December 31,
(in millions)	2011	2010	2011	2010	2011	2010
Face value	$429.5	$429.5	$10.6	$10.6	$355.0	$355.0
Debt discount	(265.3)	(265.6)	(0.9)	(1.1)	(54.9)	(59.5)
Book value	164.2	163.9	9.7	9.5	300.1	295.5
Fair value	620.4	521.0	9.5	9.7	395.8	350.6
Maturity date	November 2029		October 2012		November 2013
Stated annual interest rate	4.50% until Nov 2019 2.25% until Nov 2029		1.00% until Oct 2012		0.875% until Nov 2013
Interest payments	Semi-annually: May 15 & November 15		Semi-annually: April 15 & October 15		Semi-annually: May 15 & November 15
The 1.00% Senior Convertible Notes and the 0.875% Convertible Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company’s wholly-owned U.S. and Canadian subsidiaries. For additional information on the convertible notes, refer to the Company’s 2010 Annual Report on Form 10-K.
Subordinated Convertible Notes
The Company’s Subordinated Convertible Notes were issued on December 15, 2009 in the amount of $429.5 million. The notes and the common stock issuable upon conversion were registered on a Registration Statement on Form S-4, initially filed with the SEC on October 27, 2009, as amended and as declared effective by the SEC on December 15, 2009. At issuance, the Company separately accounted for the liability and equity components of the instrument, based on the Company’s nonconvertible debt borrowing rate on the instrument’s issuance date of 12.5%. At issuance, the liability and equity components were $162.9 million and $266.6 million, respectively. The equity component (debt discount) is being amortized to interest expense based on the effective interest method. There were no proceeds generated from the transaction and the Company incurred issuance fees and expenses of approximately $14.5 million as a result of the exchange offer which have been proportionately allocated to the liability and equity components of the subordinate notes due in 2029.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
1.00% Senior Convertible Notes
As a result of the aforementioned exchange offer of Subordinated Convertible Notes due in 2029, approximately 97.8% or $464.4 million of the Company’s 1.00% Senior Convertible Notes were validly tendered. As of December 15, 2009, there were $10.6 million of the 1.00% Senior Convertible Notes outstanding. The Company’s 1.00% Senior Convertible Notes were originally issued in September 2007 in the amount of $475.0 million and sold to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). Subsequently, on April 16, 2008, the resale of the notes and the common stock issuable upon conversion of the notes was registered on a Registration Statement on Form S-3. The Company separately accounted for the liability and equity components of the instrument based on the Company’s nonconvertible debt borrowing rate on the instrument’s issuance date of 7.5%. At issuance, the liability and equity components were $348.2 million and $126.8 million, respectively. At the exchange date December 15, 2009, the liability and equity components were $389.7 million and $74.7 million, respectively. The equity component (debt discount) is being amortized to interest expense based on the effective interest method.
Proceeds from the 1.00% Senior Convertible Notes were used to partially fund the purchase price of $707.6 million related to the PDIC acquisition and to pay transaction costs of approximately $12.3 million directly related to the issuance which have been allocated to the liability and equity components in proportion to the allocation of proceeds.
0.875% Convertible Notes
The Company’s 0.875% Convertible Notes were issued in November of 2006 in the amount of $355.0 million. At the time of issuance, the notes and the common stock issuable upon conversion of the notes were registered on a Registration Statement on Form S-3ASR which was renewed on September 30, 2009 when the Company filed a Renewal Registration Statement for the underlying common stock on Form S-3ASR. The Company separately accounted for the liability and equity components of the instrument based on the Company’s nonconvertible debt borrowing rate on the instrument’s issuance date of 7.35%. At issuance, the liability and equity components were $230.9 million and $124.1 million, respectively. The equity component (debt discount) is being amortized to interest expense based on the effective interest method.
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
Proceeds from the offering were used to decrease outstanding debt $87.8 million, including accrued interest, under the Company’s Amended Credit Facility, to pay $124.5 million for the cost of the note hedges, and to pay transaction costs of approximately $9.4 million directly related to the issuance which have been allocated to the liability and equity components in proportion to the allocation of proceeds. Additionally, the Company received $80.4 million in proceeds from the issuance of the warrants. At the conclusion of these transactions, the net effect of the receipt of the funds from the 0.875% Convertible Notes and the payments and proceeds mentioned above was an increase in cash of approximately $213.7 million, which is being used by the Company for general corporate purposes including acquisitions.

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

	7.125% Senior Notes			Senior Floating Rate Notes
(in millions)	April 1, 2011		December 31, 2010	April 1, 2011		December 31, 2010
Face value	$200.0		$200.0	$125.0		$125.0
Fair value	207.0		197.5	121.9		114.4
Interest rate	7.125%		7.125%	2.7%		2.7%
Interest payment	Semi-annually: Apr 1 & Oct 1			3-month LIBOR rate plus 2.375% Quarterly: Jan 1, Apr 1, Jul 1 & Oct 1
Maturity date	April 2017			July 2015
Guarantee	Jointly and severally guaranteed by the Company’s wholly-owned U.S. and Canadian subsidiaries
Call Option(1)	Beginning Date		Percentage	Beginning Date		Percentage
	April 1, 2012	-	103.563%	April 1, 2009	-	102.0%
	April 1, 2013	-	102.375%	April 1, 2010	-	101.0%
	April 1, 2014	-	101.188%	April 1, 2011	-	100.0%
	April 1, 2015	-	100.000%

(1)	The Company may, at its option, redeem the Notes on or after the following dates and percentages (plus interest due)
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
Proceeds from the Notes of $325.0 million, less approximately $7.9 million of cash payments for fees and expenses that are being amortized over the life of the Notes, were used to pay approximately $285.0 million for 9.5% Senior Notes, $9.3 million for accrued interest on the 9.5% Senior Notes and $20.5 million for tender fees and the inducement premium on the 9.5% Senior Notes, leaving net cash proceeds of approximately $2.3 million which were used for general corporate purposes.
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
The Company’s Amended Credit Facility is summarized in the table below:

	Amended credit facility
(in millions)	April 1, 2011	December 31, 2010
Outstanding borrowings	$48.7	$—
Undrawn availability	332.9	371.5
Interest rate	2.3%	—
Outstanding letters of credit	18.4	18.5
Original issuance	November 2003
Maturity date	July 2012
Spanish Term Loans
The table below provides a summary of the Company’s term loans and corresponding fixed interest rate swaps. The proceeds from the Spanish Term Loans were used to partially fund the acquisition of Enica Biskra and for general working capital purposes. There is no remaining availability under these Spanish Term Loans.

	Spanish Term Loans(1)
(in millions)	April 1, 2011	December 31, 2010
Outstanding borrowings	$46.8	$50.1
Interest rate — weighted average(2)	3.7%	3.7%

(1)	The terms of the Spanish Term Loans are as follows:

	Original					Interest rate
(in millions)	Amount	Issuance Date	Maturity Date	Interest rate	Loan and Interest payable	Swap(2)
Term Loan 1	20.0 Euros	February 2008	February 2013	Euribor +0.5%	Semi-annual: Aug & Feb	4.2%
Term Loan 2	10.0 Euros	April 2008	April 2013	Euribor +0.75%	Semi-annual: Apr & Oct	4.58%
Term Loan 3	21.0 Euros	June 2008	June 2013	Euribor +0.75%	Quarterly: Mar, Jun, Sept & Dec	4.48%
Term Loan 4	15.0 Euros	September 2009	August 2014	Euribor +2.0%	Quarterly: Mar, Jun, Sept & Dec	1.54%
					Principal payments: Feb & Aug

(2)	The Company entered into fixed interest rate swaps to coincide with the terms and conditions of the term loans that will effectively hedge the variable interest rate with a fixed interest rate.
Europe and Mediterranean Credit Facilities
The Company’s Europe and Mediterranean credit facilities are summarized in the table below:

	Europe and Mediterranean credit facilities
(in millions)	April 1, 2011	December 31, 2010
Outstanding borrowings	$26.4	$38.1
Undrawn availability	134.8	125.4
Interest rate — weighted average	5.0%	3.1%
Maturity date	Various

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Europe and Mediterranean Uncommitted Accounts Receivable Facilities
The Company’s Europe and Mediterranean uncommitted accounts receivable facilities are summarized in the table below:

Uncommitted accounts receivable facilities
(in millions)	April 1, 2011	December 31, 2010
Outstanding borrowings	$—	$—
Undrawn availability	85.0	113.7
Interest rate — weighted average	—	—
Maturity date	Various
The Spanish Term Loans and certain credit facilities held by the Company’s Spain subsidiary are subject to certain financial ratios of the Company’s European subsidiaries, which include minimum net equity and net debt to EBITDA (earnings before interest, taxes, depreciation and amortization). At April 1, 2011 and December 31, 2010, the Company was in compliance with all covenants under these facilities.
ROW credit facilities
The Company’s ROW credit facilities are summarized in the table below:

	ROW credit facilities
(in millions)	April 1, 2011	December 31, 2010
Outstanding borrowings	$150.8	$79.1
Undrawn availability	221.7	279.3
Interest rate — weighted average	3.7%	3.4%
Maturity date	Various
The Company’s ROW credit facilities are short term loans utilized for working capital purposes. Certain credit facilities are subject to financial covenants. The Company was in compliance with all covenants under these facilities as of April 1, 2011 and December 31, 2010.
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
General Cable utilizes interest rate swaps to manage its interest expense exposure by fixing its interest rate on a portion of the Company’s floating rate debt. The Company has entered into interest rate swaps on the Company’s Spanish Term Loans with a notional value of $47.6 million and $48.8 million as of April 1, 2011 and December 31, 2010, respectively. In addition, the Company has one outstanding interest rate swap with a notional value of $9.0 million that provides for a fixed interest rate of 4.49% maturing in October 2011. The Company does not provide or receive any collateral specifically for this contract. The fair value of interest rate derivatives, which are designated as and qualify as cash flow hedges, are based on quoted market prices, which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments.
The Company enters into commodity instruments to hedge the purchase of copper, aluminum and lead in future periods and foreign currency exchange contracts principally to hedge the currency fluctuations in certain transactions denominated in foreign currencies, thereby limiting the Company’s risk that would otherwise result from changes in exchange rates. Principal transactions hedged during the year were firm sales and purchase commitments. The fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.
We account for these commodity instruments and foreign currency exchange contracts as cash flow or economic hedges. Changes in the fair value of derivatives that are designated as cash flow hedges are recorded in other comprehensive income and reclassified to the income statement when the effects of the items being hedged are realized. Changes in the fair value of economic hedges are recognized in current period earnings.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Fair Value of Derivatives Instruments
The notional amounts and fair values of derivatives designated as cash flow hedges and derivatives not designated as cash flow hedges at April 1, 2011 and December 31, 2010 are shown below (in millions).

	April 1, 2011			December 31, 2010
	Notional	Fair Value		Notional	Fair Value
	Amount	Asset (1)	Liability (2)	Amount	Asset (1)	Liability (2)
Derivatives designated as cash flow hedges:
Interest rate swaps	$56.6	$0.2	$1.0	$57.8	$—	$1.8
Commodity futures	277.2	19.3	4.8	164.6	30.6	—
Foreign currency exchanges	67.6	1.8	2.0	115.2	1.4	3.1

		$21.3	$7.8		$32.0	$4.9

Derivatives not designated as cash flow hedges:
Commodity futures	$113.1	$1.7	$8.4	$91.6	$1.4	$7.9
Foreign currency exchanges	325.6	6.4	5.9	230.3	3.1	3.4

		$8.1	$14.3		$4.5	$11.3

(1)	Balance recorded in “Prepaid expenses and other” and “Other non-current assets”

(2)	Balance recorded in “Accrued liabilities” and “Other liabilities”
Depending on the extent of an unrealized loss position on a derivative contract held by the Company, certain counterparties may require collateral to secure the Company’s derivative contract position. As of April 1, 2011 and December 31, 2010, there were no contracts held by the Company that required collateral to secure the Company’s derivative liability positions.
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

	April 1, 2011
			Ineffective portion and
	Effective Portion	Reclassified from	amount excluded from
	recognized in OCI	Accumulated OCI	effectiveness testing
	Gain / (Loss)	Gain / (Loss)	Gain / (Loss)	Location
Derivatives designated as cash flow hedges:
Interest rate swaps	$(0.4)	$—	$(0.1)	Interest Expense
Commodity futures	0.3	17.3	0.1	Cost of Sales
Foreign currency exchanges	2.6	(0.4)	(0.1)	Other income / (expense)

Total	$2.5	$16.9	$(0.1)

	April 2, 2010
			Ineffective portion and
	Effective Portion	Reclassified from	amount excluded from
	recognized in OCI	Accumulated OCI	effectiveness testing
	Gain / (Loss)	Gain / (Loss)	Gain / (Loss)	Location
Derivatives designated as cash flow hedges:
Interest rate swaps	$1.7	$(0.1)	$0.1	Interest Expense
Commodity futures	23.1	(7.0)	—	Cost of Sales
Foreign currency exchanges	(5.1)	(0.9)	(0.8)	Other income / (expense)

Total	$19.7	$(8.0)	$(0.7)

For derivative instruments that are not designated as cash flow hedges, the unrealized gain or loss on the derivatives is reported in current earnings. For the three fiscal months ended April 1, 2011 and April 2, 2010, the Company recorded a gain of $6.0 million and a loss of $0.4 million, respectively, for derivatives instruments not designated as cash flow hedges in other income/(expense) on the condensed consolidated statements of operations.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Other Forward Pricing Agreements
In the normal course of business, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At April 1, 2011 and December 31, 2010, the Company had $39.2 million and $30.8 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At April 1, 2011 and December 31, 2010, the fair value of these arrangements was $39.1 million and $35.6 million, respectively, and the Company had an unrealized loss of $0.1 million and an unrealized gain of $4.8 million, respectively, related to these transactions. The Company believes the unrealized gains (losses) under these agreements will be largely offset as a result of firm sales price commitments with customers. Depending on the extent of the unrealized loss position on certain forward pricing agreements, certain counterparties may require collateral to secure the Company’s forward purchase agreements. There were no funds posted as collateral as of April 1, 2011 or December 31, 2010.
10. Income Taxes
During the first quarter of 2011, the Company accrued approximately $2.8 million of income tax expense for uncertain tax positions likely to be taken in the current year and for interest and penalties on tax positions taken in prior periods, all of which would have a favorable impact on the effective tax rate, if recognized. The Company recognized a tax benefit of $1.6 million (including penalties and interest) in the first quarter of 2011 due to statute of limitations expirations for certain tax exposures.
The Company files income tax returns in numerous tax jurisdictions around the world. Due to uncertainties regarding the timing and outcome of various tax audits, appeals and settlements, it is difficult to reliably estimate the amount of unrecognized tax benefits that could change within the next twelve months. The Company believes it is reasonably possible that approximately $15 million of unrecognized tax benefits could change within the next twelve months due to the resolution of tax audits and statute of limitations expirations.
In the first quarter of 2011, the Internal Revenue Service’s examination of the Company’s 2007 and 2008 consolidated income tax returns was completed with no significant tax adjustments. With limited exceptions, tax years prior to 2006 are no longer open in major foreign, state or local tax jurisdictions.
11. Employee Benefit Plans
General Cable provides retirement benefits through contributory and noncontributory qualified and non-qualified defined benefit pension plans covering eligible domestic and international employees as well as through defined contribution plans and other postretirement benefits.
Defined Benefit Pension Plans
Benefits under General Cable’s qualified U.S. defined benefit pension plan generally are based on years of service multiplied by a specific fixed dollar amount, and benefits under the Company’s qualified non-U.S. defined benefit pension plans generally are based on years of service and a variety of other factors that can include a specific fixed dollar amount or a percentage of either current salary or average salary over a specific period of time. The amounts funded for any plan year for the qualified U.S. defined benefit pension plan are neither less than the minimum required under federal law nor more than the maximum amount deductible for federal income tax purposes. The Company’s non-qualified unfunded U.S. defined benefit pension plans include a plan that provides defined benefits to select senior management employees beyond those benefits provided by other programs. The Company’s non-qualified unfunded non-U.S. defined benefit pension plans include plans that provide retirement indemnities to employees within the Company’s European and ROW segments. Pension obligations for the majority of non-qualified unfunded defined benefit pension plans are provided for by book reserves and are based on local practices and regulations of the respective countries. The Company makes cash contributions for the costs of the non-qualified unfunded defined benefit pension plans as the benefits are paid.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
The components of net periodic benefit cost for pension benefits were as follows (in millions):

	Three Fiscal Months Ended
	April 1, 2011		April 2, 2010
	U.S. Plans	Non-U.S Plans	U.S. Plans	Non-U.S. Plans
Service cost	$0.4	$0.8	$0.4	$0.6
Interest cost	2.1	1.5	2.1	1.4
Expected return on plan assets	(2.4)	(0.6)	(2.1)	(0.4)
Amortization of prior service cost	0.1	0.1	—	—
Amortization of net loss	1.1	0.3	1.3	0.1
Amortization of translation obligation	—	0.1	—	—

Net pension expense	$1.3	$2.2	$1.7	$1.7

Defined benefit pension plan cash contributions for the three fiscal months ended April 1, 2011 and April 2, 2010 were $3.0 million and $1.9 million, respectively.
Postretirement Benefits Other Than Pensions
General Cable has postretirement benefit plans that provide medical and life insurance for certain retirees and eligible dependants. The Company funds the plans as claims or insurance premiums are incurred.
Net postretirement benefit expense included the following components (in millions):

	Three Fiscal Months Ended
	April 1, 2011	April 2, 2010
Postretirement benefit expense:
Service cost	$0.1	$0.1
Interest cost	0.1	0.1

Net postretirement benefit expense	$0.2	$0.2

Defined Contribution Plans
Expense under both U.S. and non-U.S. defined contribution plans generally equals up to six percent of each eligible employee’s covered compensation based on the location and status of the employee. The net defined contribution plan expense recognized for the three fiscal months ended April 1, 2011 and April 2, 2010 was $2.6 million and $2.2 million, respectively.
12. Total Equity
General Cable is authorized to issue 200 million shares of common stock and 25 million shares of preferred stock.
Condensed consolidated statements of changes in equity are presented below for April 1, 2011 and April 2, 2010.

		Company common shareholders
							Accumulated
				Add’l			Other
		Preferred	Common	Paid in	Treasury	Retained	Comprehensive	Noncontrolling
	Total	Stock	Stock	Capital	Stock	Earnings	Income/(Loss)	Interest

Balance, December 31, 2010	$1,605.3	$3.8	$0.6	$652.8	$(74.0)	$875.3	$23.5	$123.3
Comprehensive income (loss):
Net income (loss) including noncontrolling interest	39.1					38.3		0.8
Foreign currency translation adj.	43.1						43.3	(0.2)
Gain (loss) defined benefit plan	—						0.4	(0.4)
Unrealized gain (loss) on financial instruments	(14.5)						(14.5)	—

Comprehensive income (loss)	67.7
Preferred stock dividend	(0.1)					(0.1)
Excess tax benefit from stock compensation	0.7			0.7
Other — Issuance pursuant to restricted stock, stock options and other benefits plans	1.0			3.0	(0.7)			(1.3)

Balance, April 1, 2011	$1,674.6	$3.8	$0.6	$656.5	$(74.7)	$913.5	$52.7	$122.2

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

		Company common shareholders
							Accumulated
				Add’l			Other
		Preferred	Common	Paid in	Treasury	Retained	Comprehensive	Noncontrolling
	Total	Stock	Stock	Capital	Stock	Earnings	Income/(Loss)	Interest
Balance, December 31, 2009	$1,509.8	$3.8	$0.6	$637.1	$(72.9)	$806.1	$(8.9)	$144.0
Comprehensive income (loss):
Net income (loss) including noncontrolling interest	(5.1)					(7.7)		2.6
Foreign currency translation adj.	(19.5)						(5.1)	(14.4)
Unrealized gain (loss) on financial instruments	4.4						3.7	0.7

Comprehensive income (loss)	(20.2)
Preferred stock dividend	(0.1)					(0.1)
Other — Issuance pursuant to restricted stock, stock options and other benefits plans	2.2			2.4	(0.2)

Balance, April 2, 2010	$1,491.7	$3.8	$0.6	$639.5	$(73.1)	$798.3	$(10.3)	$132.9

The components of accumulated other comprehensive income (loss) as of April 1, 2011 and December 31, 2010, respectively, consisted of the following (in millions):

	April 1, 2011		December 31, 2010
	Company		Company
	common	Noncontrolling	common	Noncontrolling
	shareholders	Interest	shareholders	interest
Foreign currency translation adjustment	$96.8	$(15.0)	$53.5	$(14.8)
Pension adjustments, net of tax	(47.0)	(1.2)	(47.4)	(0.8)
Change in fair value of derivatives, net of tax	(4.7)	(0.5)	9.8	(0.5)
Company deferred stock held in rabbi trust, net of tax	7.3	—	7.3	—
Other	0.3	—	0.3	—

Accumulated other comprehensive income (loss)	$52.7	$(16.7)	$23.5	$(16.1)

Comprehensive income consists of the following (in millions):

	Three Fiscal Months Ended
	April 1, 2011		April 2, 2010
	Company		Company
	common	Noncontrolling	common	Noncontrolling
	shareholders	interest	shareholders	interest
Net income (loss) (1)	$38.3	$0.8	$(7.7)	$2.6
Currency translation gain (loss)	43.3	(0.2)	(5.1)	(14.4)
Change in fair value of pension plan benefit	0.4	(0.4)	—	—
Change in fair value of derivatives, net of tax	(14.5)	—	3.7	0.7

Comprehensive income (loss)	$67.5	$0.2	$(9.1)	$(11.1)

(1)	Net income before preferred stock dividend payments.
The Company maintains a deferred compensation plan (“Deferred Compensation Plan”) under the terms and conditions disclosed in the Company’s 2010 Annual Report on Form 10-K. The Company accounts for the Deferred Compensation Plan in accordance with “ASC 710 Compensation — General” as it relates to arrangements where amounts earned are held in a rabbi trust. The market value of mutual fund investments, nonvested and subsequently vested stock and restricted stock in the rabbi trust was $46.0 million and $39.3 million as of April 1, 2011 and December 31, 2010, respectively. The market value of the assets held by the rabbi trust, exclusive of the market value of the shares of the Company’s nonvested and subsequently vested restricted stock, restricted stock units held in the deferred compensation plan and Company stock investments by participants’ elections, at April 1, 2011 and December 31, 2010 was $17.2 million and $16.0 million, respectively, and is classified as “other non-current assets” in the condensed consolidated balance sheets. Amounts payable to the plan participants at April 1, 2011 and December 31, 2010, excluding the market value of the shares of the Company’s nonvested and subsequently vested restricted stock and restricted stock units held, was $19.8 million and $18.3 million, respectively, and is classified as “other liabilities” in the condensed consolidated balance sheets.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
13. Share-Based Compensation
General Cable has various plans which provide for granting options, restricted stock units and restricted common stock to certain employees and independent directors of the Company and its subsidiaries. The Company recognizes compensation expense for share-based payments based on the fair value of the awards at the grant date. The table below summarizes compensation expense for the Company’s non-qualified stock options, non-vested stock awards, including restricted stock units, and performance-based non-vested stock awards based on the fair value method as estimated using the Black-Scholes valuation model for the three fiscal months ended April 1, 2011 and April 2, 2010.

	Three Fiscal Months Ended
	April 1, 2011	April 2, 2010
Non-qualified stock option expense	$1.1	$1.1
Non-vested stock awards expense	1.6	1.3

Total pre-tax share-based compensation expense	$2.7	$2.4

Excess tax benefit (deficiency) on share-based compensation (1)	$0.7	$—

(1)	Cash inflows (outflows) recognized as financing activities in the condensed consolidated statements of cash flows.
The Company records compensation expense related to non-vested stock awards as a component of selling, general and administrative expense. There have been no material changes in financial condition or operations that would affect the method or the nature of the share-based compensation recorded in the current period or the prior comparative periods.
14. Shipping and Handling Costs
All shipping and handling amounts billed to a customer in a sales transaction are classified as revenue. Shipping and handling costs associated with storage and handling of finished goods and shipments to customers are included in cost of sales and totaled $34.0 million and $25.6 million, respectively, for the three fiscal months ended April 1, 2011 and April 2, 2010.
15. Earnings (Loss) Per Common Share
The Company applied the two-class method of computing basic and diluted earnings (loss) per share for the three fiscal months ended April 1, 2011 and April 2, 2010. Historically and for the three fiscal months ended April 1, 2011 and April 2, 2010, the Company did not declare, pay or otherwise accrue a dividend payable to the holders of the Company’s common stock or holders of unvested share-based payment awards (restricted stock). A reconciliation of the numerator and denominator of earnings (loss) per common share — basic to earnings (loss) per common share — assuming dilution is as follows (in millions, except per share data):

	Three Fiscal Months Ended
	April 1, 2011	April 2, 2010
Earnings (loss) per common share — basic:
Net earnings (loss) for basic EPS computation (1)	$38.2	$(7.8)

Weighted average shares outstanding for basic EPS computation (2)	52.1	52.0

Earnings (loss) per common share — basic (3)	$0.73	$(0.15)

Earnings (loss) per common share — assuming dilution
Net earnings (loss)	$38.2	$(7.8)
Add: preferred stock dividends	0.1	0.1

Net earnings (loss) for diluted EPS computation(1)	$38.3	$(7.7)

Weighted average shares outstanding including nonvested shares	52.1	52.0
Dilutive effect of convertible bonds(4)	1.1	—
Dilutive effect of stock options and restricted stock units(4)	0.9	—
Dilutive effect of assumed conversion of preferred stock(4)	0.4	—

Weighted average shares outstanding for diluted EPS computation(2)	54.5	52.0

Earnings (loss) per common share — assuming dilution	$0.70	$(0.15)

(1)	Numerator

(2)	Denominator

(3)	Under the two-class method, earnings (loss) per share — basic reflects undistributed earnings (loss) per share for both common stock and unvested share-based payment awards (restricted stock).

(4)	Excluded as any impact would be anti-dilutive for the three months ended April 2, 2010.

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
Regarding the 0.875% Convertible Notes, the average stock price threshold conditions had not been met as of April 1, 2011. At any such time in the future that threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earnings per share — assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price. In addition, shares underlying the warrants will be included in the weighted average shares outstanding — assuming dilution when the average stock price per share for a quarter exceeds the $76.00 strike price of the warrants, and shares underlying the note hedges, will not be included in the weighted average shares outstanding — assuming dilution because the impact of the shares will always be anti-dilutive.
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
Regarding the 1.00% Senior Convertible Notes, the average stock price threshold conditions had not been met as of April 1, 2011. At any such time in the future that threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earnings per share — assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price.
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
Regarding the Subordinated Convertible Notes, the average stock price threshold conditions had been met as of April 1, 2011 and 1.1 million shares that were considered issuable under the “treasury” method of accounting for the share dilution, have been included in the Company’s earnings per share assuming dilution calculation based upon the amount by which the first quarter 2011 average stock price of $40.42 exceeded the conversion price. On April 28, 2011, the Company’s average stock price for the second quarter of 2011 was $45.52 per share, or $8.77 per share above the conversion price. If this stock price was the average price per share for the first quarter, approximately 2.3 million additional shares would be included in the earnings per share assuming dilution calculation as of the end of the quarter.

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
16. Segment Information
The Company conducts its operations through three geographic operating segments — North America, Europe and Mediterranean, and ROW, which consists of operations in Latin America, Sub-Saharan Africa, Middle East and Asia Pacific. The Company’s operating segments align with the structure of the Company’s internal management organization. All three segments engage in the development, design, manufacturing, marketing and distribution of copper, aluminum, and fiber optic communication, electric utility and electrical infrastructure wire and cable products. In addition to the above products, the Europe and Mediterranean segment and the ROW segment develops, designs, manufactures, markets and distributes construction products and the ROW segment manufactures and distributes rod mill wire and cable products.
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
Where applicable, “Corporate” generally includes corporate activity, eliminations and assets such as: cash, deferred income taxes, certain property, including property held for sale, prepaid expenses and other certain current and non-current assets. Summarized financial information for the Company’s reportable segments for the three fiscal months ended April 1, 2011 and April 2, 2010 is as follows:

	Three Fiscal Months Ended
	April 1,	April 2,
(in millions)	2011	2010
Net sales:
North America	$541.8	$407.0
Europe and Mediterranean	423.1	357.2
ROW	482.7	333.8

Total	$1,447.6	$1,098.0

Segment operating income (loss):
North America	$35.5	$30.4
Europe and Mediterranean	13.5	5.9
ROW	24.1	21.0

Total	$73.1	$57.3

	April 1,	December 31,
(in millions)	2011	2010
Identifiable Assets:
North America	$905.0	$866.7
Europe and Mediterranean	1,659.1	1,476.0
ROW	1,904.3	1,833.8
Corporate	197.6	151.2

Total	$4,666.0	$4,327.7

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
At April 1, 2011 and December 31, 2010, the Company had an accrued liability of approximately $1.6 million and $1.5 million for various environmental-related liabilities to the extent costs are known or can be reasonably estimated as its liability. American Premier Underwriters Inc., a former parent of the Company, agreed to indemnify the Company against all environmental-related liabilities arising out of the Company’s or its predecessors’ ownership or operation of the Indiana Steel & Wire Company and Marathon Manufacturing Holdings, Inc. businesses (which were divested by the Company), without limitation as to time or amount. While it is difficult to estimate future environmental-related liabilities accurately, the Company does not currently anticipate any material adverse impact on its results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.
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
As part of the acquisition of Silec, SAFRAN SA agreed to indemnify General Cable against environmental losses arising from breach of representations and warranties on environmental law compliance and against losses arising from costs General Cable could incur to remediate property acquired based on a directive of the French authorities to rehabilitate property in regard to soil, water and other underground contamination arising before the closing date of the purchase. These indemnities are for a six-year period ending in 2011 while General Cable operates the businesses subject to sharing of certain losses (with SAFRAN covering 100% of losses in year one, 75% in years two and three, 50% in year four, and 25% in years five and six). The indemnities are subject to an overall limit of 4.0 million euros. As of April 1, 2011 and December 31, 2010, there were no claims outstanding under this indemnity.
In 2007, the Company acquired the worldwide wire and cable business of Freeport-McMoRan Copper and Gold Inc., which operates as PDIC. As part of this acquisition, the seller agreed to indemnify the Company for certain environmental liabilities existing on the purchase closing. The seller’s obligation to indemnify the Company for these particular liabilities generally survives four years from the date the parties executed the definitive purchase agreement unless the Company has properly notified the seller before the expiry of the four year period. The seller also made certain representations and warranties related to environmental matters and the acquired business and agreed to indemnify the Company for breaches of those representation and warranties for a period of four years from the closing date. Indemnification claims for breach of representations and warranties are subject to an overall indemnity limit of approximately $105 million, which applies to all warranty and indemnity claims for the transaction.
In addition, Company subsidiaries have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by the Company. As of April 1, 2011, the Company was a defendant in approximately 579 non-maritime cases and 28,438 maritime cases brought in various jurisdictions throughout the United States. As of April 1, 2011 and December 31, 2010, the Company had accrued, on a gross basis, approximately $5.1 million and had recovered approximately $0.5 million of insurance recoveries for these lawsuits. The Company does not believe that the outcome of the litigation will have a material adverse effect on its condensed consolidated results of operations, financial position or cash flows.
The U.S. Department of Justice, (“DOJ”), and the European Commission have been conducting antitrust and competition law investigations relating to the cable industry, which the Company believes relate primarily to the submarine and underground high-voltage cables businesses. The Company has not historically been engaged in the high-voltage submarine cable business. The Company only recently entered the submarine cable business in March 2009 through its German affiliate, Norddeutsche Seekabelwerke GmbH & Co., which was acquired in 2007. The Company has received requests for information from both the DOJ and the European Commission in connection with their investigations and has provided documents to the DOJ and responded to their questions. With regard to the European Commission investigation, which has been addressed to the Company’s Spanish operations, the Company has completed its response to requests for information on February 16, 2011.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
The Company is also involved in various routine legal proceedings and administrative actions. Such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on its result of operations, cash flows or financial position.
In Europe and Mediterranean as it relates to the 2005 purchase of shares of Silec Cable, S.A.S (“Silec”), the Company has pledged to the bank the following: Silec Cable, S.A.S shares, segment assets such as land and buildings and certain General Cable entities in Spain and Portugal have been designated as guarantors.
General Cable has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. At April 1, 2011, future minimum rental payments required under non-cancelable lease agreement during twelve month periods beginning April 1, 2011 through March 31, 2016 are $16.8 million, $16.7 million, $10.5 million, $8.0 million and $7.3 million, respectively, and $15.9 million thereafter.
As of April 1, 2011, the Company had $47.5 million in letters of credit, $186.8 million in various performance bonds and $117.3 million in other guarantees. Other guarantees include bank guarantees and advance payment bonds. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self-insurance claims, defined benefit plan obligations, contract performance, quality and other various bank and financing guarantees. Advance payment bonds are often required by customers when we obtain advance payments to secure the production of cable for long term contracts. The advance payment bonds provide the customer protection on their deposit in the event that the Company does not perform under the contract. See “Liquidity and Capital Resources” for excess availability under the Company’s various credit borrowings.
18. Unconsolidated Affiliated Companies
Unconsolidated affiliated companies are those in which the Company generally owns less than 50 percent of the outstanding voting shares. The Company does not control these companies and accounts for its investments in them on the equity basis. The unconsolidated affiliated companies primarily manufacture or market wire and cable products in our ROW segment. The Company’s share of the income of these companies is reported in the condensed consolidated statements of operations under “Equity in earnings of affiliated companies.” For the three fiscal months ended April 1, 2011 and April 2, 2010, equity in earnings of affiliated companies was $0.4 and $0.3 million, respectively. The net investment in unconsolidated affiliated companies was $17.9 million and $17.3 million as of April 1, 2011 and December 31, 2010, respectively. As of April 1, 2011, the Company’s ownership percentage was as follows: PDTL Trading Company Ltd. 49%, Colada Continua Chilean, S.A. 41%, Minuet Realty Corp. 40%, Nostag GmbH & Co. KG 33%, Pakistan Cables Limited 24.9%, Keystone Electric Wire & Cable Co., Ltd. 20% and Thai Copper Rod Company Ltd. 18%.
19. Fair Value Disclosure
The fair market values of the Company’s financial instruments are determined based on the fair value hierarchy as discussed in ASC820 Fair Value Measurements and Disclosures which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair values are as follows:
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
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in millions).

	Fair Value Measurement
	April 1, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Derivative assets	$—	$29.4	$—	$29.4	$—	$36.5	$—	$36.5
Trading securities	17.2	—	—	17.2	16.0	—	—	16.0

Total assets	$17.2	$29.4	$—	$46.6	$16.0	$36.5	$—	$52.5

Liabilities
Derivative liabilities	$—	$22.1	$—	$22.1	$—	$16.2	$—	$16.2

Total liabilities	$—	$22.1	$—	$22.1	$—	$16.2	$—	$16.2

At April 1, 2011 there were no financial assets or financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). Similarly, there were no nonfinancial assets or nonfinancial liabilities measured at fair value on a non-recurring basis.
There were also no significant transfers in and out of Level 1 and Level 2 fair value measurements to be disclosed.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
20. Supplemental Guarantor and Parent Company Condensed Financial Information
General Cable Corporation (“Parent Company”) and its U.S. and Canadian wholly-owned subsidiaries (“Guarantor Subsidiaries”) fully and unconditionally guarantee the $10.6 million of 1.00% Senior Convertible Notes, the $355.0 million of 0.875% Convertible Notes, the $200 million of 7.125% Senior Notes due in 2017 and the $125 million of Senior Floating Rate Notes due in 2015 of the Parent Company on a joint and several basis. The following tables present financial information about the Parent Company, Guarantor Subsidiaries and non-guarantor subsidiaries in millions. Intercompany transactions are eliminated.
Condensed Statements of Operations
Three Fiscal Months Ended April 1, 2011

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$528.4	$919.2	$—	$1,447.6
Intercompany	14.2	—	11.1	(25.3)	—

	14.2	528.4	930.3	(25.3)	1,447.6
Cost of sales	—	458.9	832.8	(11.1)	1,280.6

Gross profit	14.2	69.5	97.5	(14.2)	167.0
Selling, general and administrative expenses	11.3	37.5	59.3	(14.2)	93.9

Operating income	2.9	32.0	38.2	—	73.1
Other income (expense)	—	1.0	6.0	—	7.0
Interest income (expense):
Interest expense	(15.7)	(20.1)	(10.7)	22.5	(24.0)
Interest income	19.5	2.9	2.1	(22.5)	2.0

	3.8	(17.2)	(8.6)	—	(22.0)

Income (loss) before income taxes	6.7	15.8	35.6	—	58.1
Income tax provision	(2.5)	(7.6)	(9.3)	—	(19.4)
Equity in net income of subsidiaries	34.1	25.9	—	(59.6)	0.4

Net income including noncontrolling interest	38.3	34.1	26.3	(59.6)	39.1

Less: preferred stock dividends	0.1	—	—	—	0.1
Less: net income attributable to noncontrolling interest	—	—	0.8	—	0.8

Net income applicable to Company common shareholders	$38.2	$34.1	$25.5	$(59.6)	$38.2

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Condensed Statements of Operations
Three Fiscal Months Ended April 2, 2010

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$398.4	$699.6	$—	$1,098.0
Intercompany	12.0	0.3	15.0	(27.3)	—

	12.0	398.7	714.6	(27.3)	1,098.0
Cost of sales	—	339.6	636.1	(15.3)	960.4

Gross profit	12.0	59.1	78.5	(12.0)	137.6
Selling, general and administrative expenses	9.1	34.9	48.3	(12.0)	80.3

Operating income	2.9	24.2	30.2	—	57.3
Other income (expense)	—	0.2	(36.7)	—	(36.5)
Interest income (expense):
Interest expense	(15.3)	(20.7)	(5.8)	22.8	(19.0)
Interest income	20.0	2.8	1.1	(22.8)	1.1

	4.7	(17.9)	(4.7)	—	(17.9)

Income (loss) before income taxes	7.6	6.5	(11.2)	—	2.9
Income tax benefit (provision)	(2.8)	(0.3)	(5.2)	—	(8.3)
Equity in net income (loss) of subsidiaries and affiliate companies	(12.5)	(18.7)	0.1	31.4	0.3

Net income (loss) including noncontrolling interest	(7.7)	(12.5)	(16.3)	31.4	(5.1)
Less: preferred stock dividends	0.1	—	—	—	0.1
Less: net income attributable to noncontrolling interest	—	—	2.6	—	2.6

Net income (loss) attributable to Company common shareholders	$(7.8)	$(12.5)	$(18.9)	$31.4	$(7.8)

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Condensed Balance Sheets
April 1, 2011

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$0.1	$10.8	$404.3	$—	$415.2
Receivables, net of allowances	—	303.6	895.2	—	1,198.8
Inventories	—	440.7	883.6	—	1,324.3
Deferred income taxes	—	26.5	21.2	—	47.7
Prepaid expenses and other	1.8	39.7	89.0	—	130.5

Total current assets	1.9	821.3	2,293.3	—	3,116.5

Property, plant and equipment, net	0.5	191.2	878.0	—	1,069.7
Deferred income taxes	—	1.2	14.6	—	15.8
Intercompany accounts	1,213.9	413.0	25.5	(1,652.4)	—
Investment in subsidiaries	1,264.4	1,410.5	—	(2,674.9)	—
Goodwill	—	0.8	172.7	—	173.5
Intangible assets, net	—	3.8	192.3	—	196.1
Unconsolidated affiliated companies	—	11.8	6.1	—	17.9
Other non-current assets	9.5	22.3	44.7	—	76.5

Total assets	$2,490.2	$2,875.9	$3,627.2	$(4,327.3)	$4,666.0

Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$139.8	$909.9	$—	$1,049.7
Accrued liabilities	5.3	94.9	298.2	—	398.4
Current portion of long-term debt	—	0.1	181.7	—	181.8

Total current liabilities	5.3	234.8	1,389.8	—	1,629.9

Long-term debt	808.0	48.6	56.6	—	913.2
Deferred income taxes	124.3	(16.8)	102.4	—	209.9
Intercompany accounts	—	1,239.4	413.0	(1,652.4)	—
Other liabilities	0.2	105.5	132.7	—	238.4

Total liabilities	937.8	1,611.5	2,094.5	(1,652.4)	2,991.4

Total shareholders’ equity (deficit)	1,552.4	1,264.4	1,410.5	(2,674.9)	1,552.4

Noncontrolling interest	—	—	122.2	—	122.2

Total liabilities and equity	$2,490.2	$2,875.9	$3,627.2	$(4,327.3)	$4,666.0

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Condensed Balance Sheets
December 31, 2010

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$29.0	$8.0	$421.7	$—	$458.7
Receivables, net of allowances	—	249.7	817.3	—	1,067.0
Inventories, net	—	380.8	738.1	—	1,118.9
Deferred income taxes	—	26.5	13.3	—	39.8
Prepaid expenses and other	1.8	38.3	81.2	—	121.3

Total current assets	30.8	703.3	2,071.6	—	2,805.7

Property, plant and equipment, net	0.4	194.8	844.4	—	1,039.6
Deferred income taxes	—	1.1	10.2	—	11.3
Intercompany accounts	1,169.7	368.0	22.4	(1,560.1)	—
Investment in subsidiaries	1,202.5	1,361.5	—	(2,564.0)	—
Goodwill	—	0.8	174.1	—	174.9
Intangible assets, net	—	3.7	195.9	—	199.6
Unconsolidated affiliated companies	—	11.2	6.1	—	17.3
Other non-current assets	10.0	21.6	47.7	—	79.3

Total assets	$2,413.4	$2,666.0	$3,372.4	$(4,124.1)	$4,327.7

Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$110.6	$811.9	$—	$922.5
Accrued liabilities	3.9	103.8	269.0	—	376.7
Current portion of long-term debt	—	—	121.0	—	121.0

Total current liabilities	3.9	214.4	1,201.9	—	1,420.2

Long-term debt	802.9	—	61.6	—	864.5
Deferred income taxes	124.3	(16.7)	94.8	—	202.4
Intercompany accounts	—	1,161.6	398.5	(1,560.1)	—
Other liabilities	0.3	104.2	130.8	—	235.3

Total liabilities	931.4	1,463.5	1,887.6	(1,560.1)	2,722.4

Total Company shareholders’ equity	1,482.0	1,202.5	1,361.5	(2,564.0)	1,482.0

Noncontrolling interest	—	—	123.3	—	123.3

Total liabilities and equity	$2,413.4	$2,666.0	$3,372.4	$(4,124.1)	$4,327.7

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Condensed Statements of Cash Flows
Three Fiscal Months Ended April 1, 2011

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash flows of operating activities	$10.0	$(52.3)	$(63.3)	$—	$(105.6)

Cash flows of investing activities:
Capital expenditures	(0.2)	(3.9)	(22.5)	—	(26.6)
Proceeds from properties sold	—	—	0.3	—	0.3
Acquisitions, net of cash acquired	—	—	—	—	—
Other	—	(2.2)	2.7	—	0.5

Net cash flows of investing activities	(0.2)	(6.1)	(19.5)	—	(25.8)

Cash flows of financing activities:
Preferred stock dividends paid	(0.1)	—	—	—	(0.1)
Excess tax benefits from stock-based compensation	0.7	—	—	—	0.7
Intercompany accounts	(40.0)	13.5	26.5	—	—
Proceeds from revolving credit borrowings	—	180.4	—	—	180.4
Repayments of revolving credit borrowings	—	(131.7)	—	—	(131.7)
Proceeds (repayments) of other debt	—	—	48.5	—	48.5
Proceeds from exercise of stock options	0.7	—	—	—	0.7

Net cash flows of financing activities	(38.7)	62.2	75.0	—	98.5

Effect of exchange rate changes on cash and cash equivalents	—	(1.0)	(9.6)	—	(10.6)

Increase (decrease) in cash and cash equivalents	(28.9)	2.8	(17.4)	—	(43.5)
Cash and cash equivalents — beginning of period	29.0	8.0	421.7	—	458.7

Cash and cash equivalents — end of period	$0.1	$10.8	$404.3	$—	$415.2

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)
Condensed Statements of Cash Flows
Three Fiscal Months Ended April 2, 2010

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net cash flows of operating activities	$13.8	$(74.4)	$42.5	$—	$(18.1)

Cash flows of investing activities:
Capital expenditures	—	(2.1)	(17.6)	—	(19.7)
Proceeds from properties sold	—	0.1	2.8	—	2.9
Acquisitions, net of cash acquired	—	(4.0)	(4.2)	—	(8.2)
Other	—	(0.2)	(0.9)	—	(1.1)

Net cash flows of investing activities	—	(6.2)	(19.9)	—	(26.1)

Cash flows of financing activities:
Preferred stock dividends paid	(0.1)	—	—	—	(0.1)
Intercompany accounts	(14.4)	68.0	(53.6)	—	—
Proceeds (repayments) of other debt	—	—	11.6	—	11.6

Net cash flows of financing activities	(14.5)	68.0	(42.0)	—	11.5

Effect of exchange rate changes on cash and cash equivalents	—	10.8	(51.2)	—	(40.4)

Increase (decrease) in cash and cash equivalents	(0.7)	(1.8)	(70.6)	—	(73.1)
Cash and cash equivalents — beginning of period	22.7	10.2	466.5	—	499.4

Cash and cash equivalents — end of period	$22.0	$8.4	$395.9	$—	$426.3

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
A summary of cash and non-cash transactions of the Parent Company’s intercompany account is provided below for the three fiscal months ended April 1, 2011 and the twelve months ended December 31, 2010:

(in millions)	April 1, 2011	December 31, 2010
Beginning Balance	$1,169.7	$1,091.5
Non-cash transactions
Convertible notes and other debt	—	—
Deferred tax	—	30.5
Equity based awards	3.0	9.0
Foreign currency and other	1.2	0.7
Cash transactions	40.0	38.0

Ending Balance	$1,213.9	$1,169.7

Dividends
There were no cash dividend payments to the Parent Company from the Guarantor Subsidiaries in the three fiscal months ended April 1, 2011 or April 2, 2010.
Parent Company Long-Term Debt
At April 1, 2011 and December 31, 2010, the Parent Company was party to the following long-term financing arrangements:

(in millions)	April 1, 2011	December 31, 2010
Subordinated Convertible Notes due 2029	$429.5	$429.5
Debt discount on Subordinated Convertible Notes due 2029	(265.3)	(265.6)
1.00% Senior Convertible Notes due 2012	10.6	10.6
Debt discount on 1.00% Senior Convertible Notes due 2012	(0.9)	(1.1)
0.875% Convertible Notes due 2013	355.0	355.0
Debt discount on 0.875% Convertible Notes due 2013	(54.9)	(59.5)
7.125% Senior Notes due 2017	200.0	200.0
Senior Floating Rate Notes	125.0	125.0
Other	9.0	9.0

Total Parent Company debt	808.0	802.9
Less current maturities	—	—

Parent Company Long-term debt	$808.0	$802.9

(in millions)	Q1 2012	Q1 2013	Q1 2014	Q1 2015	Q1 2016
Debt maturities twelve month period ending	$—	$10.6	$355.0	$—	$125.0
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
Certain statements in this report including without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures and the Company’s or management’s beliefs, expectations or opinions, are forward-looking statements, and as such, General Cable desires to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those statements as a result of factors, risks and uncertainties over which the Company has no control. Such factors include those stated in Item 1A of the Company’s 2010 Annual Report on Form 10-K as filed with the SEC on February 25, 2011.
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
The following table sets forth net sales and operating income by reportable segment for the periods presented, in millions of dollars:

	Three Fiscal Months Ended
	April 1, 2011		April 2, 2010
Net sales:	Amount	%	Amount	%
North America	$541.8	38%	$407.0	37%
Europe and Mediterranean	423.1	29%	357.2	33%
ROW	482.7	33%	333.8	30%

Total net sales	$1,447.6	100%	$1,098.0	100%

Operating income (loss):
North America	$35.5	49%	$30.4	53%
Europe and Mediterranean	13.5	18%	5.9	10%
ROW	24.1	33%	21.0	37%

Total operating income (loss)	$73.1	100%	$57.3	100%

General Cable’s reported net sales are directly influenced by the price of copper, and to a lesser extent, aluminum. The price of copper and aluminum as traded on the London Metal Exchange (“LME”) and COMEX has historically been subject to considerable volatility. During the past few years, global copper prices have steadily increased to new average record highs. In the first quarter of 2011 and 2010 the daily selling price of copper cathode on the COMEX averaged $4.39 and $3.28 per pound, respectively, and the daily price of aluminum rod averaged $1.20 and $1.04 per pound, respectively. This copper and aluminum price volatility is representative of all reportable segments.
General Cable generally passes changes in copper and aluminum prices along to its customers, although there are timing delays of varying lengths depending upon the volatility of metals prices, the type of product, competitive conditions and particular customer arrangements. A significant portion of the Company’s electric utility and telecommunications business and, to a lesser extent, the Company’s electrical infrastructure business has metal escalators written into customer contracts under a variety of price setting and recovery formulas. The remainder of the Company’s business requires that volatility in the cost of metals be recovered through negotiated price changes with customers. In these instances, the ability to change the Company’s selling prices may lag the movement in metal prices by a period of time as the customer price changes are implemented. Therefore, in the short-term, during periods of escalating raw material cost inputs, to the extent the Company is able to raise prices in the market to recover the higher raw material costs, the Company will generally experience a benefit from the sale of its relatively lower value inventory as computed under the weighted average inventory costing method. If the Company is unable to raise prices with the rise in the raw material market prices due to low levels of demand or market dynamics, the Company will experience lower operating income. Conversely, during periods of declining raw material cost inputs, to the extent the Company has to decrease prices in the market due to competitive pressure as the current cost of metals declines, the Company will generally experience downward pressure on its gross profit due to the sale of relatively higher value inventory as computed under the weighted average inventory costing method. If the Company is able to maintain price levels in an environment in which raw material prices are declining due to high levels of demand, the Company will experience higher operating income. The Company hedges a portion of its metal purchases but does not engage in speculative metals trading.
The Company has also historically experienced volatility on raw materials other than copper and aluminum used in cable manufacturing, such as insulating compounds, steel and wood reels, freight and energy costs. Generally, the Company attempts to adjust selling prices in most of its markets in order to offset the impact of this raw material price and other cost volatility on reported earnings. The Company’s ability to execute and ultimately realize price adjustments is influenced by competitive conditions in its markets, including manufacturing capacity utilization.
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
Current Business Environment
The wire and cable industry is competitive, mature and cost driven with minimal differentiation for many product offerings among industry participants from a manufacturing or technology standpoint. In the latter part of 2010 and in the first quarter of 2011 the Company has benefited from a recovery in demand although the demand and pricing levels in general remain low as compared to the levels that were achieved prior to the impact of the global financial crisis and economic downturn that began in late 2007.
In addition to the factors previously mentioned, General Cable is currently being affected by the following general macro-level trends:
•	Continued low levels of demand for construction products in Europe along with competitive price pressures;
•	Low levels of demand and low pricing across a broad spectrum of product lines as a result of the macroeconomic and heightened competitive environment;
•	Continued political uncertainty and currency volatility in certain developing markets;
•	Volatile commodity pricing, primarily copper and aluminum, as well as recent increased volatility in other cost inputs;
•	North American firming pricing environment in most product lines excluding electrical utility products;
•	Worldwide underlying long-term growth trends in electric utility and infrastructure markets;
•	Continuing demand for natural resources, such as oil and gas, and alternative energy initiatives;
•	Increasing demand for further deployment of submarine power and fiber optic communication systems; and
•	Population growth in developing countries with growing middle classes which influence demand for wire and cable.
The Company’s overall financial results discussed in this section of the Company’s quarterly report demonstrate the diversification of the Company’s product offering. In addition to the aforementioned macro-level trends, the Company anticipates that the following trends may affect the financial results of the Company during 2011. The Company’s working capital requirements have been and are expected to be impacted by continued volatile raw materials costs, including metals and insulating materials as well as freight and energy costs, volatile sales volume and volatile currencies, particularly in developing markets.
As part of General Cable’s ongoing efforts to reduce total operating costs, the Company continuously evaluates its ability to more efficiently utilize existing manufacturing capacity. Such evaluation includes the costs associated with and benefits to be derived from the combination of existing manufacturing assets into fewer plant locations and the possible outsourcing of certain manufacturing processes. The Company may idle manufacturing facilities in the future from time to time depending on market conditions and expected demand. There were no material permanent facility closures during the three months ended April 1, 2011 or April 2, 2010.

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
Acquisitions and Divestitures
General Cable actively seeks to identify key trends in the industry to capitalize on expanding markets and new niche markets or exit declining or non-strategic markets in order to achieve better returns. The Company also sets aggressive performance targets for its business and intends to refocus or divest those activities that fail to meet targets or do not fit long-term strategies. No acquisitions were made in the three fiscal months ended April 1, 2011.
Critical Accounting Policies and Estimates
The Company’s significant accounting policies are described in Note 2 to the audited annual consolidated financial statements. In the three months ended April 1, 2011, there have been no significant changes to these policies. In the three months ended April 1, 2011 there have been no recent accounting pronouncements that are expected to have a significant effect on the consolidated financial statements.

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
The functional currency of the Company’s subsidiary in Venezuela is the U.S. dollar; therefore, gains and losses for transactions at a rate other than the official exchange rate for non-essential goods are recorded in the statement of operations. For the first quarter of 2010, purchases of dollars to import copper and other raw materials were completed at a parallel rate of about 6.52 BsF per U.S. dollar. Before it was deemed an illegal exchange mechanism in June 2010 as noted below the Company recorded $7.6 million in foreign exchange losses related to copper and other raw material imports at this parallel rate in the first quarter of 2010.
On June 9, 2010, the Venezuelan government closed down the parallel market thereby declaring it illegal and imposing volume restrictions on each entity’s trading activity through a newly regulated system, the Sistema de Transacciones con Titulos en Moneda Extranjera (“SITME”); however if you obtain U.S. dollars through the Commission for the Administration of Foreign Exchange (“CADIVI”) you cannot utilize SITME.
At April 1, 2011 and December 31, 2010, the Company’s total assets in Venezuela were $235.7 million and $225.2 million and total liabilities were $38.9 million and $36.2 million, respectively. At April 1, 2011 and December 31, 2010, included within total assets were BsF denominated monetary assets of $110.2 million and $88.9 million, which consisted primarily of $75.3 million and $50.9 million of cash, and $32.1 million and $35.6 million of accounts receivable, respectively. At April 1, 2011 and December 31, 2010, included within total liabilities were BsF denominated monetary liabilities of $25.2 million and $26.3 million, which consisted primarily of $15.8 million of accounts payable and other accruals in both periods. All monetary assets and liabilities were remeasured at 4.30 BsF per U.S. dollar at April 1, 2011 and December 31, 2010.
The Company’s sales in Venezuela were 2.9% and 2.7% of our consolidated net sales for the quarters ended April 1, 2011 and the April 2, 2010, respectively. Operating income in Venezuela was 10.1% and 15.4% of our consolidated operating income for the quarters ended April 1, 2011 and April 2, 2010, respectively. For the quarter ended April 1, 2011, Venezuela’s sales and cost of goods sold were approximately 91% and 29% BsF denominated and approximately 9% and 71% U.S. dollar denominated, respectively. For the quarter ended April 2, 2010, Venezuela’s sales and cost of goods sold were approximately 76% and 29% BsF denominated and approximately 24% and 71% U.S. dollar denominated, respectively.
During the quarters ended April 1, 2011 and April 2, 2010 the Company did not settle U.S. dollars and $21 million of U.S. dollar denominated intercompany payables and accounts payable in Venezuela, respectively. In the first quarter of 2011 all settlements were made at the official exchange rate of 4.30 BsF per U.S. dollar on U.S. dollar denominated intercompany payables and accounts payable. For the quarter ended April 2, 2010, approximately 18% was settled at official exchange rates and 82% were settled at the parallel rate which averaged 6.52 BsF per U.S. dollar between January 1, 2010 and April 2, 2010. At April 1, 2011, $13.6 million of requests of U.S. dollars to settle U.S. dollar denominated liabilities remained pending which we expect will be settled at the 4.30 BsF per U.S. dollar rate. Approximately $3.9 million of the requested settlements are current, $6.9 million have been pending up to 180 days and $2.8 million have been pending over one year. Currency exchange controls in Venezuela continue to limit our ability to remit funds from Venezuela. We do not consider the net assets of Venezuela to be integral to our ability to service our debt and operational requirements.
On December 30, 2010, the Central Bank of Venezuela and the Ministry of Finance published an amendment to Convenio Cambiario No. 14 (the Exchange Law), whereby the official exchange rate was set at 4.30 BsF per U.S. dollar effective January 1, 2011 thereby eliminating the 2.60 BsF per U.S. dollar rate. As a result of government restrictions, Venezuela continues to operate in a difficult economic environment. We have historically taken steps to address operational challenges including obtaining approval of copper imports at the 4.30 essential BsF per U.S. dollar rate in the first quarter of 2011, purchasing other raw material products domestically, and adjusting prices to reflect raw material cost and adherence to government price controls. As of April 1, 2011 the Company has purchased an immaterial amount of copper at the 4.30 BsF per U.S. dollar rate and the Venezuelan government has approved the Company to import approximately 11.0 million pounds of copper at the 4.30 BsF per U.S. dollar rate which will be a sufficient supply at current production levels to support operations through the remainder of the year.

Results of Operations
The following table sets forth, for the periods indicated, statement of operations data in millions of dollars and as a percentage of net sales. Percentages may not add due to rounding.

	Three Fiscal Months Ended
	April 1, 2011		April 2, 2010
	Amount	%	Amount	%
Net sales	$1,447.6	100.0%	$1,098.0	100.0%
Cost of sales	1,280.6	88.5%	960.4	87.5%

Gross profit	167.0	11.5%	137.6	12.5%
Selling, general and administrative expenses	93.9	6.5%	80.3	7.3%

Operating income (loss)	73.1	5.0%	57.3	5.2%
Other income (expense)	7.0	0.5%	(36.5)	(3.3)%
Interest expense, net	(22.0)	(1.5)%	(17.9)	(1.6)%

Income (loss) before income taxes	58.1	4.0%	2.9	0.3%
Income tax (provision) benefit	(19.4)	(1.3)%	(8.3)	(0.8)%
Equity in net earning of affiliated companies	0.4	—%	0.3	—%

Net income (loss)	39.1	2.7%	(5.1)	(0.5)%
Less: preferred stock dividends	0.1	—%	0.1	—%
Less: net income attributable to noncontrolling interest	0.8	0.1%	2.6	0.2%

Net income (loss) attributable to Company common shareholders	$38.2	2.6%	$(7.8)	(0.7)%

Three Fiscal Months Ended April 1, 2011 Compared with Three Fiscal Months Ended April 2, 2010
Net Sales
The following tables set forth net sales, metal-adjusted net sales and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for the first quarter of 2010 have been adjusted to reflect the first quarter of 2011 copper COMEX average price of $4.39 per pound (a $1.11 increase compared to the same period in 2010) and the aluminum rod average price of $1.20 per pound (a $0.16 increase compared to the same period in 2010). Metal-adjusted net sales, a non-GAAP financial measure, are provided herein in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. The comparable GAAP financial measure is set forth above. See previous discussion of metal price volatility in the “Overview” section.

	Net Sales
	Three Fiscal Months Ended
	April 1, 2011		April 2, 2010
	Amount	%	Amount	%
North America	$541.8	38%	$407.0	37%
Europe and Mediterranean	423.1	29%	357.2	33%
ROW	482.7	33%	333.8	30%

Total net sales	$1,447.6	100%	$1,098.0	100%

	Metal-Adjusted Net Sales
	Three Fiscal Months Ended
	April 1, 2011		April 2, 2010
	Amount	%	Amount	%
North America	$541.8	38%	$460.7	36%
Europe and Mediterranean	423.1	29%	406.6	32%
ROW	482.7	33%	400.1	32%

Total metal-adjusted net sales	$1,447.6	100%	$1,267.4	100%

Metal adjustment			(169.4)

Total net sales	$1,447.6		$1,098.0

	Metal Pounds Sold
	Three Fiscal Months Ended
	April 1, 2011		April 2, 2010
	Pounds	%	Pounds	%
North America	79.4	31%	64.9	31%
Europe and Mediterranean	73.7	30%	68.9	33%
ROW	99.9	39%	73.6	36%

Total metal pounds sold	253.0	100%	207.4	100%

Net sales increased $349.6 million to $1,447.6 million in the first quarter of 2011 from $1,098.0 million in the first quarter of 2010. After adjusting first quarter 2010 net sales to reflect the $1.11 increase in the average monthly COMEX prices per pound of copper and the $0.16 increase in the average aluminum rod price per pound, net sales of $1,447.6 million reflect an increase of $180.2 million or 14%, from the metal adjusted net sales of $1,267.4 million in 2010. Volume, as measured by metal pounds sold increased 45.6 million pounds or 22% to 253.0 million pounds in the first quarter of 2011 as compared to 207.4 million pounds in the first quarter of 2010. Metal pounds sold is provided herein as the Company believes this metric to be an alternative measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. The increase in sales on a metal adjusted basis is due to increased volume of $118.1 million, favorable selling price/product mix of approximately $33.3 million, favorable foreign currency exchange rate changes on the translation of reported revenues of $19.0 million, and incremental net sales of $9.8 million attributable to acquisitions.
Metal-adjusted net sales in the North America segment increased $81.1 million, or 18%, principally due to higher sales volume of $41.9 million, favorable selling price/product mix of approximately $33.5 million, favorable foreign currency exchange rate changes of $2.2 million, principally related to the Canadian dollar, and incremental net sales of $3.5 million attributable to acquisitions. Volume, as measured by metal pounds sold, increased by 14.5 million pounds, or 22%, in the first quarter of 2011 compared to the first quarter of 2010 which is primarily attributable to volume improvement in the electric utility and the electrical infrastructure products primarily used in industrial and specialty applications including mining and oil and gas.
Metal-adjusted net sales in the Europe and Mediterranean segment increased $16.5 million, or 4%, principally due to higher sales volume of $14.3 million and incremental net sales of $5.9 million attributable to acquisitions partially offset by unfavorable selling price/product mix of approximately $0.6 million and unfavorable foreign currency exchange rate changes of $3.1 million, primarily due to a weaker euro relative to the dollar. Volume, as measured by metal pounds sold, increased by 4.8 million pounds, or 7%, in the first quarter of 2011 compared to the first quarter of 2010. Economic conditions in Europe remained weak influencing demand across a broad spectrum of products, however, low-voltage cables in the Spanish domestic construction markets outperformed the first quarter of 2010.
Metal-adjusted net sales in the ROW segment increased $82.6 million or 21%, principally due to higher sales volume of $61.9 million, favorable selling price/product mix of approximately $0.4 million, favorable foreign currency exchange rate changes of $19.9 million, primarily due to the strengthening of certain currencies in Central and South America relative to the dollar, and incremental net sales of $0.4 million attributable to acquisitions. Volume, as measured by metal pounds sold, increased by 26.3 million pounds, or 36%, in the first quarter of 2011 compared to the first quarter of 2010 which is primarily attributable to low-voltage distribution cable in Brazil related to its “Lights for All” program, investments in the Brazilian infrastructure in preparation for upcoming events such as the 2014 World Cup of Soccer and the 2016 Olympics, stronger construction and export activity in Thailand, growing business in Peru, as well as infrastructure investment in Central America.
Gross Profit
Gross profit increased to $167.0 million in the first quarter of 2011 from $137.6 million in the first quarter of 2010. The increase in gross profit was primarily due to increased value added pricing in North America, as well as the current quarter benefit of European targeted cost reduction efforts made in the second quarter of 2010, which include, among other actions, personnel reductions.
Selling, General and Administrative Expense
Selling, general and administrative expense (“SG&A”) increased to $93.9 million in the first quarter of 2011 from $80.3 million in the first quarter of 2010. The increase in SG&A is primarily a result of an incremental investment in resources including the Company’s global sales network and product technology in the first quarter of 2011 as compared to the first quarter of 2010. SG&A as a percentage of metal-adjusted net sales was approximately 6.5% and 6.3% for the first quarters of 2011 and 2010, respectively.

Operating Income (Loss)
The following table sets forth operating income (loss) by segment, in millions of dollars.

	Operating Income (Loss)
	Three Fiscal Months Ended,
	April 1, 2011		April 2, 2010
	Amount	%	Amount	%
North America	$35.5	49%	$30.4	53%
Europe and Mediterranean	13.5	18%	5.9	10%
ROW	24.1	33%	21.0	37%

Total operating income (loss)	$73.1	100%	$57.3	100%

The increase in operating income for the North America segment of $5.1 million is primarily attributable to increased sales volumes, a benefit from a shift in product mix as well as a favorable pricing environment due to an increase in market demand in most product lines excluding electrical utility products in the first quarter of 2011 as compared to the first quarter of 2010.
The increase in operating income for the Europe and Mediterranean segment of $7.6 million is primarily attributable to an increase in sales volumes in the first quarter of 2011 as compared to the first quarter of 2010 as well as lower overhead manufacturing costs as a result of the Company’s completed negotiations with the works councils of various operations in Europe to permanently reduce manufacturing personnel in the second quarter of 2010.
The increase of operating income for the ROW segment of $3.1 million is primarily attributable to an increase in sales volumes in the first quarter of 2011 as compared to 2010 as well as price stability primarily in Brazil, Oceania, and Central America.
Other Income/ (Expense)
Other income (expense) includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated as well as unrealized gains and losses on derivative instruments that are not designated as cash flow hedges. During the three months ended April 1, 2011 and April 2, 2010, the Company recorded a $7.0 million gain and a $36.5 million loss, respectively. For the three months ended April 1, 2011, other income of $7.0 million was primarily the result of $6.0 million related to unrealized gains on derivative instruments which were not designated as cash flow hedges and other income of $1.5 million related to foreign currency transactions. For the three months ended April 2, 2010, other expense of $36.5 million was attributable to the $29.8 million Venezuelan currency devaluation related to the remeasurement of the local balance sheet on the date of the devaluation at the official non-essential rate and other expense of $6.7 million resulting primarily from foreign currency transaction gains and losses.
The functional currency of the Company’s subsidiary in Venezuela is the U.S. dollar; therefore, gains and losses for transactions at a rate other than the official exchange rate for non-essential goods are recorded in the statement of operations. For the first quarter of 2010, purchases of dollars to import copper and other raw materials were completed at a parallel rate of about 6.52 BsF per U.S. dollar. Before it was deemed an illegal exchange mechanism in June 2010 the Company recorded $7.6 million in foreign exchange losses related to copper and other raw material imports at this parallel rate in the first quarter of 2010. See “Venezuelan Operations” for additional details.
In the second quarter of 2010, the Company received authorization to purchase dollars to import copper at the official exchange rate for essential goods of 2.60 BsF per U.S. dollar. On December 30, 2010, the Central Bank of Venezuela and the Ministry of Finance published an amendment to Convenio Cambiario No. 14 (the Exchange Law), whereby the official exchange rate was set at 4.30 BsF per U.S. dollar effective January 1, 2011 thereby eliminating the 2.60 BsF per U.S. dollar rate previously established for essential goods in the first quarter of 2010. No foreign currency transactions gains were recorded in Venezuela in the three months ended April 1, 2011 and April 2, 2010 as a result of using this favorable rate to purchase copper.
Interest Expense
Net interest expense increased to $22.0 million in the first quarter of 2011 from $17.9 million in the first quarter of 2010. Interest expense increased primarily due to additional debt used to fund higher working capital requirements related to increased demand and higher metal costs.

Tax Provision
The Company’s effective tax rate for the first quarters of 2011 and 2010 was 33.4% and 286%, respectively. The Company’s high effective tax rate for the first quarter of 2010 was primarily attributable to the Venezuelan Bolivar devaluation for which there was no tax benefit.
Preferred Stock Dividends
The Company accrued and paid $0.1 million in dividends on its preferred stock in the first quarter of 2011 and 2010.
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
Summary of Cash Flows
Operating cash outflow of $105.6 million in the first quarter of 2011 reflects a net working capital use of $171.7 million driven principally by increases in receivables and inventories of $100.6 million and $176.8 million, respectively, which were partially offset by increases in accounts payable, accrued and other liabilities of $113.0 million. The increase in accounts receivable is due to higher global selling prices in response to increased raw material costs and increased trading activity in the months leading up to April 1, 2011 as compared to the months leading up to April 2, 2010. The increase in inventory is primarily due to the increase in metal prices throughout the quarter and seasonal trends in which inventories are built in anticipation of demand during the spring and summer months when construction activity increases. The increase in accounts payable, accrued and other liabilities was the result of incremental manufacturing activity due to increased demand, higher raw material cost inputs and seasonal demand trends. Partially offsetting this $171.7 million net working capital use of cash is $66.1 million of net income adjusted for non-cash items, primarily depreciation and amortization.
In Venezuela, government restrictions on the transfer of cash out of the country have limited the Company’s ability to immediately repatriate cash. Approximately 18% and 11% of the consolidated cash balance as of April 1, 2011 and December 31, 2010, respectively, is held in Venezuela. In Venezuela, the transfer of cash out of the country is limited due to government restrictions as noted in “Venezuelan Operations.” The Company has been approved to transfer cash out to purchase dollars to import approximately 11.0 million pounds of copper which will lower the cash balance.
Cash flow used by investing activities was $25.8 million in the first three fiscal months of 2011, principally reflecting $26.6 million of capital expenditures. The Company continues to focus its capital program around the world to upgrade equipment, improve efficiency and throughput and enhance productivity as well as a focus on opportunities in emerging markets and in the specialty and submarine cable businesses. The Company anticipates capital spending to be approximately $110 million to $130 million in 2011.
Financing activities in the first three fiscal months of 2011 generated $98.5 million of cash inflows primarily related to borrowings on various short-term credit facilities in the Company’s ROW segment. See the “Debt and Other Contractual Obligations” section below for details.
Debt and Other Contractual Obligations
The Company’s outstanding debt obligations were $1,095.0 million as of April 1, 2011, which consisted of $9.7 million of 1.00% Senior Convertible Notes due in 2012 (net of debt discount), $300.1 million of 0.875% Convertible Notes due in 2013 (net of debt discount), $164.2 million of Subordinated Convertible Notes due in 2029 (net of debt discount), $200.0 million of 7.125% Senior Notes due in 2017, $125.0 million of Senior Floating Rate Notes due in 2015, $48.7 million drawn on the Amended Credit Facility, $26.4 million drawn on Europe and Mediterranean credit facilities, $46.8 million of Spanish Term Loans, $150.8 million drawn on ROW credit facilities and $23.3 million of various other short-term loans. See Note 8 to the Condensed Consolidated Financial Statements for additional information regarding the Company’s outstanding debt obligations.

Failure to comply with any of the covenants, financial tests and ratios required by the Company’s existing or future debt obligations could result in a default under those agreements and under other agreements containing cross-default provisions, as defined in the Company’s Amended Credit Facility, 1.00% Senior Convertible Notes, 0.875% Convertible Notes, Subordinated Convertible Notes, 7.125% Senior Notes, Senior Floating Rate Notes and various other credit facilities maintained by the Company’s restricted subsidiaries. A default would permit lenders to cease making further extensions of credit, accelerate the maturity of the debt under these agreements and foreclose upon any collateral securing that debt. The lenders under the Company’s Amended Credit Facility have a pledge of all of the capital stock of existing and future U.S. and Canadian subsidiaries. The lenders under the Company’s Amended Credit Facility have a lien on substantially all of the Company’s U.S. and Canadian assets, including existing and future accounts receivable, cash, general intangibles, investment property and real property. The Company also has incurred secured debt in connection with some of its European operations. The lenders under these European secured credit facilities also have liens on assets of certain of our European subsidiaries. As a result of these pledges and liens, if the Company fails to meet its payment or other obligations under any of its secured indebtedness, the lenders under the applicable credit agreement would be entitled to foreclose on substantially all of the Company’s assets and liquidate these assets. Broadly, cross-default provisions would permit lenders to cause such indebtedness to become due prior to its stated maturity in the event a default remains unremedied for a period of time under the terms of one or more financing agreements, a change in control or a fundamental change. As of April 1, 2011 and December 31, 2010, the Company was in compliance with all debt covenants.
The Company’s defined benefit plans at December 31, 2010 were underfunded by $99.6 million. Pension expense for the Company’s defined benefit pension plans for the three fiscal months ended April 1, 2011 was $3.5 million and cash contributions were approximately $3.0 million.
The Company anticipates being able to meet its obligations as they come due based on historical experience and the expected availability of funds under its current credit facilities. The Company’s contractual obligations and commercial commitments as of April 1, 2011 (in millions of dollars) are summarized below.

	Payments Due by Period
		Less than	1 – 3	4 – 5	After 5
	Total	1 Year	Years	Years	Years
Contractual obligations(1,4):
Total debt (excluding capital leases)	$1,089.1	$180.6	$397.0	$136.5	$375.0
Convertible debt at maturity(6)	321.1	—	55.8	—	265.3
Capital leases	5.9	1.2	2.4	2.3	—
Interest payments on 7.125% Senior Notes	85.6	14.3	28.6	28.6	14.1
Interest payments on Senior Floating Rate Notes	13.4	3.3	6.6	3.5	—
Interest payments on 0.875% Convertible Notes	8.2	3.1	5.1	—	—
Interest payments on 1.00% Senior Convertible Notes	0.2	0.1	0.1	—	—
Interest payments on Subordinated Convertible Notes	266.9	19.3	38.6	38.6	170.4
Interest payments on Spanish term loans	3.2	1.7	1.3	0.2	—
Operating leases(2)	75.2	16.8	27.2	15.3	15.9
Preferred stock dividend payments	1.1	0.3	0.6	0.2	—
Defined benefit pension obligations(3)	171.2	15.0	31.7	34.0	90.5
Postretirement benefits	8.0	1.2	2.1	1.5	3.2
Unrecognized tax benefits, including interest and penalties(5)	—	—	—	—	—

Total	$2,049.1	$256.9	$597.1	$260.7	$934.4

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

5)
Unrecognized tax benefits of $83.1 million have not been reflected in the above table due to the inherent uncertainty as to the amount and timing of settlement, which is contingent upon the occurrence of possible future events, such as examinations and determinations by various tax authorities.

6)	Represents the current debt discount on the Company’s 1.00% Senior Convertible Notes, 0.875% Convertible Notes and Subordinated Convertible Notes.

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
As of April 1, 2011, the Company had $47.5 million in letters of credit, $186.8 million in various performance bonds and $117.3 million in other guarantees. Other guarantees include bank guarantees and advance payment bonds. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self-insurance claims, defined benefit plan obligations, contract performance, quality and other various bank and financing guarantees. Advance payment bonds are often required by customers when we obtain advance payments to secure the production of cable for long term contracts. The advance payment bonds provide the customer protection on their deposit in the event that the Company does not perform under the contract. See “Liquidity and Capital Resources” for excess availability under the Company’s various credit borrowings.
See the previous section, “Debt and Other Contractual Obligations,” for information on debt-related guarantees.
Environmental Matters
The Company’s expenditures for environmental compliance and remediation amounted to approximately $0.7 million and $0.4 million for the three months ended April 1, 2011 and April 2, 2010, respectively. In addition, certain of General Cable’s subsidiaries have been named as potentially responsible parties in proceedings that involve environmental remediation. The Company has accrued $1.6 million at April 1, 2011 and $1.5 million at December 31, 2010, respectively, for all environmental liabilities. While it is difficult to estimate future environmental liabilities, the Company does not currently anticipate any material adverse effect on results of operations, cash flows or financial position as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs.
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
General Cable is exposed to various market risks, including changes in interest rates, foreign currency and raw material (commodity) prices. To manage risks associated with the volatility of these natural business exposures, General Cable enters into interest rate, commodity and foreign currency derivative agreements, as well as copper and aluminum forward pricing agreements. General Cable does not purchase or sell derivative instruments for trading purposes. General Cable does not engage in trading activities involving commodity contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques. Depending on the extent of an unrealized loss position on a derivative contract held by the Company, certain counterparties may require a deposit to secure the derivative contract position. As of April 1, 2011, and December 31, 2010 there were no contracts held by the Company that required collateral to secure the Company’s derivative liability positions.
The notional amounts and fair values of these designated cash flow financial instruments at April 1, 2011 and December 31, 2010 are shown below (in millions). The carrying amount of the financial instruments was a net asset of $13.5 million and $27.1 million at April 1, 2011 and December 31, 2010, respectively.

	April 1, 2011		December 31, 2010
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Cash flow hedges:
Interest rate swaps	$56.6	$(0.8)	$57.8	$(1.8)
Commodity futures	277.2	14.5	164.6	30.6
Foreign currency forward exchanges	67.6	(0.2)	115.2	(1.7)

		$13.5		$27.1

For derivative instruments that are not designated as cash flow hedges, the unrealized gain or loss on the derivatives is reported in current earnings. For the three fiscal months ended April 1, 2011 and April 2, 2010, the Company recorded a gain of $6.0 million and a loss of $0.4 million, respectively, for derivatives instruments not designated as cash flow hedges in other income/(expense) on the condensed consolidated statements of operations. As of April 1, 2011 and December 31, 2010, derivative instruments not designated as cash flow hedges had a notional value of $438.7 million and $321.9 million, respectively.

Other Forward Pricing Agreements
In the normal course of business, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At April 1, 2011 and December 31, 2010, General Cable had $39.2 million and $30.8 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At April 1, 2011 and December 31, 2010, the fair value of these arrangements was $39.1 million and $35.6 million, respectively, and General Cable had an unrealized loss of $0.1 million and an unrealized gain of $4.8 million, respectively, related to these transactions. General Cable expects the unrealized gains (losses) under these agreements to be largely offset as a result of firm sales price commitments with customers.

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
In connection with the preparation of this Quarterly Report on Form 10-Q, as of April 1, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of April 1, 2011.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. In connection with the preparation of this Quarterly Report on Form 10-Q, as of April 1, 2011, the Company, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this process, management concluded that internal control over financial reporting was effective as of April 1, 2011.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting, as such item is defined in Exchange Act Rules 13a—15(f) and 15d—15(f), during the fiscal quarter ended April 1, 2011, that have materially affected, or are reasonable likely to materially affect the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
As of the date of this filing, there have been no additional material legal proceedings or material developments in the legal proceedings disclosed in the Company’s 2010 Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS
For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see (i) the risk factors discussion provided under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and (ii) the “Cautionary Statement Regarding Forward-Looking Statements” included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The employees of the Company do have the right to surrender to the Company shares in payment of minimum tax obligations upon the vesting of grants of common stock under the Company’s equity compensation plans. During the fiscal quarter ended April 1, 2011, 10,225 shares were surrendered to the Company by employees in payment of minimum tax obligations upon the vesting of nonvested stock under the Company’s equity compensation plans, and the average price paid per share was $39.96.

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

General Cable Corporation
Signed: May 6, 2011	By:	/s/ BRIAN J. ROBINSON
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