Form 10-Q
period 2011-07-01
GENERAL CABLE CORP /DE/
filed 2011-08-04
CIK 886035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 29, 2011
Common Stock, $0.01 per value	52,165,381

GENERAL CABLE CORPORATION AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL STATEMENTS

ITEM  1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in millions, except per share data)

(unaudited)

	Three Fiscal Months Ended		Six Fiscal Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Net sales	$1,532.2	$1,208.6	$2,979.8	$2,306.6
Cost of sales	1,357.6	1,063.9	2,638.2	2,024.3

Gross profit	174.6	144.7	341.6	282.3
Selling, general and administrative expenses	94.8	84.9	188.7	165.2

Operating income	79.8	59.8	152.9	117.1
Other income (expense)	(3.9)	(3.0)	3.1	(39.5)
Interest income (expense):
Interest expense	(23.6)	(18.8)	(47.6)	(37.8)
Interest income	2.0	1.1	4.0	2.2

	(21.6)	(17.7)	(43.6)	(35.6)

Income before income taxes	54.3	39.1	112.4	42.0
Income tax (provision) benefit	(17.2)	(14.1)	(36.6)	(22.4)
Equity in earnings of affiliated companies	1.0	0.3	1.4	0.6

Net income including non-controlling interest	38.1	25.3	77.2	20.2
Less: preferred stock dividends	0.1	0.1	0.2	0.2
Less: net income attributable to non-controlling interest	0.5	1.4	1.3	4.0

Net income attributable to Company common shareholders	$37.5	$23.8	$75.7	$16.0

Earnings per share
Earnings per common share-basic	$0.72	$0.46	$1.45	$0.31

Weighted average common shares-basic	52.2	52.1	52.2	52.1

Earnings per common share-assuming dilution	$0.68	$0.45	$1.39	$0.31

Weighted average common shares-assuming dilution	54.9	53.1	54.7	53.1

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in millions, except share data)

(unaudited)

	July 1, 2011	December 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$422.0	$458.7
Receivables, net of allowances of $24.8 million at July 1, 2011 and $21.1 million at December 31, 2010	1,275.0	1,067.0
Inventories, net	1,385.9	1,118.9
Deferred income taxes	52.7	39.8
Prepaid expenses and other	130.9	121.3

Total current assets	3,266.5	2,805.7
Property, plant and equipment, net	1,086.4	1,039.6
Deferred income taxes	16.7	11.3
Goodwill	173.1	174.9
Intangible assets, net	192.8	199.6
Unconsolidated affiliated companies	18.9	17.3
Other non-current assets	77.3	79.3

Total assets	$4,831.7	$4,327.7

Liabilities and Total Equity
Current Liabilities:
Accounts payable	$1,105.6	$922.5
Accrued liabilities	427.5	376.7
Current portion of long-term debt	211.7	121.0

Total current liabilities	1,744.8	1,420.2
Long-term debt	907.4	864.5
Deferred income taxes	207.0	202.4
Other liabilities	240.3	235.3

Total liabilities	3,099.5	2,722.4

Commitments and Contingencies
Total Equity:
Redeemable convertible preferred stock, at redemption value (liquidation preference of $50.00 per share):
July 1, 2011 – 76,202 shares outstanding December 31, 2010 – 76,202 shares outstanding	3.8	3.8
Common stock, $0.01 par value, issued and outstanding shares:
July 1, 2011 – 52,166,010 (net of 6,216,096 treasury shares) December 31, 2010 – 52,116,390 (net of 6,211,854 treasury shares)	0.6	0.6
Additional paid-in capital	659.5	652.8
Treasury stock	(74.7)	(74.0)
Retained earnings	951.0	875.3
Accumulated other comprehensive income (loss)	70.9	23.5

Total Company shareholders’ equity	1,611.1	1,482.0
Non-controlling interest	121.1	123.3

Total equity	1,732.2	1,605.3

Total liabilities and equity	$4,831.7	$4,327.7

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Six Fiscal Months Ended
	July 1, 2011	July 2, 2010
Cash flows of operating activities:
Net income (loss) including non-controlling interest	$77.2	$20.2
Adjustments to reconcile net income (loss) to net cash flows of operating activities:
Depreciation and amortization	55.8	49.3
Amortization on restricted stock awards	1.7	2.1
Foreign currency exchange (gain) loss	5.1	39.7
Deferred income taxes	(10.8)	(20.7)
Excess tax (benefits) deficiencies from stock-based compensation	(0.7)	(0.2)
Convertible debt instruments noncash interest charges	10.2	9.4
(Gain) loss on disposal of property	(1.9)	(1.5)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in receivables	(164.3)	(89.0)
(Increase) decrease in inventories	(223.8)	(177.4)
(Increase) decrease in other assets	(14.4)	(1.6)
Increase (decrease) in accounts payable, accrued and other liabilities	183.4	47.0

Net cash flows of operating activities	(82.5)	(122.7)

Cash flows of investing activities:
Capital expenditures	(55.5)	(49.8)
Proceeds from properties sold	2.8	3.4
Acquisitions, net of cash acquired	—	(9.1)
Other	0.8	(2.2)

Net cash flows of investing activities	(51.9)	(57.7)

Cash flows of financing activities:
Preferred stock dividends paid	(0.2)	(0.2)
Excess tax benefits (deficiencies) from stock-based compensation	0.7	0.2
Proceeds from revolving credit borrowings	484.6	11.1
Repayments of revolving credit borrowings	(442.5)	—
Proceeds (repayments) of other debt	70.2	56.1
Dividends to non-controlling interest	(2.8)	(3.3)
Proceeds from exercise of stock options	0.7	0.2

Net cash flows of financing activities	110.7	64.1

Effect of exchange rate changes on cash and cash equivalents	(13.0)	(32.8)

Increase (decrease) in cash and cash equivalents	(36.7)	(149.1)
Cash and cash equivalents – beginning of period	458.7	499.4

Cash and cash equivalents – end of period	$422.0	$350.3

Supplemental Information
Cash paid during the period for:
Income tax payments, net of refunds	$18.2	$25.1

Interest paid	$31.3	$22.5

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of General Cable Corporation and Subsidiaries (“General Cable” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three and six fiscal months ended July 1, 2011 are not necessarily indicative of results that may be expected for the full year. The December 31, 2010 condensed consolidated balance sheet amounts are derived from the audited financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2011. The Company’s fiscal quarters consist of 13-week periods ending on the Friday nearest to the end of the calendar months of March, June and September.

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

The Company’s significant accounting policies are described in Note 2 to the audited annual consolidated financial statements. In the six months ended July 1, 2011, there have been no significant changes to these policies. In the six months ended July 1, 2011 there have been no recent accounting pronouncements that are expected to have a significant effect on the consolidated financial statements.

3.	Acquisitions and Divestitures

General Cable actively seeks to identify key global macroeconomic and geopolitical trends in order to capitalize on expanding markets and new niche markets or exit declining or non-strategic markets in order to achieve better returns. The Company also sets aggressive performance targets for its business and intends to refocus or divest those activities which fail to meet targets or do not fit long-term strategies. The Company did not enter into any acquisitions in the six months ended July 1, 2011.

4.	Other income (expense)

Other income (expense) includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated as well as unrealized gains and losses on derivative instruments that are not designated as cash flow hedges. During the three months ended July 1, 2011 and July 2, 2010, the Company recorded other expense of $3.9 million and $3.0 million, respectively. During the six months ended July 1, 2011 and July 2, 2010, the Company recorded other income of $3.1 million and other expense of $39.5 million, respectively. For the three months ended July 1, 2011, other expense of $3.9 million was primarily attributable to foreign currency transaction losses which resulted from changes in exchange rates in the various countries in which the Company operates. For the six months ended July 1, 2011, other income of $3.1 million was primarily the result of unrealized gains and losses on derivative instruments which were not designated as cash flow hedges and foreign currency transaction gains and losses. For the three months ended July 2, 2010, other expense of $3.0 million primarily reflects foreign currency transaction losses which resulted from changes in exchange rates in the various countries in which the Company operates. For the six months ended July 2, 2010, other expense of $39.5 million was attributable to the $29.8 million Venezuelan currency devaluation related to the re-measurement of the local balance sheet on the date of the devaluation at the official non-essential rate and other expense of $9.7 million resulting primarily from foreign currency transaction gains and losses.

The functional currency of the Company’s subsidiary in Venezuela is the U.S. dollar; therefore, gains and losses for transactions at a rate other than the official exchange rate are recorded in the statement of operations. The Company remeasures the financial statements of the Venezuelan subsidiary at the rate in which the Company expects to remit dividends, which is 4.30 Venezuelan Bolivar (“BsF”) per U.S. dollar. During the three and six fiscal months ended July 2, 2010 the Company was authorized to import copper at the official exchange rate for essential goods of 2.60 BsF per U.S. dollar. For the three and six months ended July 2, 2010, the Company recorded $4.4 million in foreign exchange gains related to transactions completed at the 2.60 BsF per U.S. dollar essential rate. Copper imports prior to the approval were imported at the parallel rate, which was closed on June 9, 2010. For the three and six months ended July 2, 2010, the Company recorded $2.4 million and $10.7 million in foreign exchange losses related to copper imports at the parallel rate.

Effective January 1, 2011 the Central Bank of Venezuela and the Ministry of Finance published an amendment to Convenio Cambiario No. 14 (the Exchange Law), whereby the official exchange rate was set at 4.30 BsF per U.S. dollar, eliminating the 2.60 BsF per U.S. dollar rate previously established for essential goods in the first quarter of 2010. Therefore, the Company can only import copper at the 4.30 BsF per U.S. dollar rate, eliminating gains and losses in the statement of operations for transactions completed at a rate other than the official exchange rate for the three and six months ended July 1, 2011. See Item 2, “Venezuelan Operations” for additional details.

5.	Inventories

Approximately 82% of the Company’s inventories are valued using the average cost method and all remaining inventories are valued using the first-in, first-out (FIFO) method. All inventories are stated at the lower of cost or market value.

(in millions)	July 1, 2011	December 31, 2010
Raw materials	$242.2	$206.9
Work in process	250.5	215.5
Finished goods	893.2	696.5

Total	$1,385.9	$1,118.9

6.	Property, Plant and Equipment

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

Property, plant and equipment consisted of the following (in millions):

	July 1, 2011	December 31, 2010
Land	$115.8	$112.0
Buildings and leasehold improvements	325.7	309.7
Machinery, equipment and office furnishings	1,111.1	1,028.6
Construction in progress	92.1	73.5

Total - gross book value	1,644.7	1,523.8
Less accumulated depreciation	(558.3)	(484.2)

Total - net book value	$1,086.4	$1,039.6

Depreciation expense for the three and six fiscal months ended July 1, 2011 was $24.6 million and $48.6 million, respectively. Depreciation expense for the three and six fiscal months ended July 2, 2010 was $19.9 million and $41.0 million, respectively.

The Company periodically evaluates the recoverability of the carrying amount of long-lived assets (including property, plant and equipment and intangible assets with determinable lives) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates events or changes in circumstances based mostly on actual historical operating results, but business plans, forecasts, general and industry trends, and anticipated cash flows are also considered. Impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings. The Company also continually evaluates the estimated useful lives of all long-lived assets and, when warranted, revises such estimates based on current events. No material impairment charges occurred during the six fiscal months ended July 1, 2011 and July 2, 2010.

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

The amounts of goodwill and indefinite-lived intangible assets were as follows in millions of dollars:

	Goodwill				Indefinite-lived assets – Trade names
	North America	Europe and Mediterranean	ROW	Total	North America	Europe and Mediterranean	ROW	Total
Balance at December 31, 2010	$2.3	$6.8	$165.8	$174.9	$2.4	$0.5	$136.0	$138.9
Acquisitions	—	—	—	—	—	—	—	—
Currency translation and other adjustments	—	(1.4)	(0.4)	(1.8)	—	—	(0.1)	(0.1)

Balance at July 1, 2011	$2.3	$5.4	$165.4	$173.1	$2.4	$0.5	$135.9	$138.8

The amounts of other intangible assets - customer relationships were as follows in millions of dollars:

	July 1, 2011	December 31, 2010
Amortized intangible assets:
Customer relationships	$107.0	$107.0
Accumulated amortization	(55.6)	(49.4)
Foreign currency translation adjustment	2.6	3.1

Amortized intangible assets, net	$54.0	$60.7

Amortized intangible assets are stated at cost less accumulated amortization as of July 1, 2011 and December 31, 2010. Customer relationships have been determined to have a useful life in the range of 3.5 to 10 years and the Company has accelerated the amortization expense to align with the historical customer attrition rates. The amortization of intangible assets for the first six fiscal months of 2011 and 2010 was $6.2 million and $7.3 million, respectively. The estimated amortization expense during the twelve month periods beginning July 1, 2011 through June 30, 2016, based on exchange rates as of July 1, 2011, are $10.7 million, $9.9 million, $9.1 million, $8.3 million, $7.4 million and $8.6 million thereafter.

8.	Long-Term Debt

(in millions)	July 1, 2011	December 31, 2010
North America
Subordinated Convertible Notes due 2029	$429.5	$429.5
Debt discount on Subordinated Convertible Notes due 2029	(265.0)	(265.6)
1.00% Senior Convertible Notes due 2012	10.6	10.6
Debt discount on 1.00% Senior Convertible Notes due 2012	(0.8)	(1.1)
0.875% Convertible Notes due 2013	355.0	355.0
Debt discount on 0.875% Convertible Notes due 2013	(50.2)	(59.5)
7.125% Senior Notes due 2017	200.0	200.0
Senior Floating Rate Notes	125.0	125.0
Amended Credit Facility	42.1	—
Other	9.0	9.0
Europe and Mediterranean
Spanish Term Loan	44.8	50.1
Credit facilities	29.1	38.1
Uncommitted accounts receivable facilities	4.2	—
Other	14.4	15.3
Rest of World (“ROW”)
Credit facilities	171.4	79.1

Total debt	1,119.1	985.5
Less current maturities	211.7	121.0

Long-term debt	$907.4	$864.5

At July 1, 2011, maturities of long-term debt during twelve month periods beginning July 1, 2011 through June 30, 2016 are $211.7 million, $77.8 million, $315.4 million, $8.2 million and $130.6 million, respectively, and $375.4 million thereafter. As of July 1, 2011 and December 31, 2010, the Company was in compliance with all debt covenants as discussed below.

The Company’s convertible debt instruments outstanding as of July 1, 2011 and December 31, 2010 are as follows:

	Subordinated Convertible Notes		1.00% Senior Convertible Notes		0.875% Convertible Notes
(in millions)	July 1, 2011	December 31, 2010	July 1, 2011	December 31, 2010	July 1, 2011	December 31, 2010
Face value	$429.5	$429.5	$10.6	$10.6	$355.0	$355.0
Debt discount	(265.0)	(265.6)	(0.8)	(1.1)	(50.2)	(59.5)
Book value	164.5	163.9	9.8	9.5	304.8	295.5
Fair value	599.4	521.0	10.0	9.7	382.5	350.6
Maturity date	November 2029		October 2012		November 2013
Stated annual interest rate	4.50% until Nov 2019 2.25% until Nov 2029		1.00% until Oct 2012		0.875% until Nov 2013
Interest payments	Semi-annually: May 15 & November 15		Semi-annually: April 15 & October 15		Semi-annually: May 15 & November 15

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

	7.125% Senior Notes		Senior Floating Rate Notes
(in millions)	July 1, 2011	December 31, 2010	July 1, 2011	December 31, 2010
Face value	$200.0	$200.0	$125.0	$125.0
Fair value	205.0	197.5	123.4	114.4
Interest rate	7.125%	7.125%	2.6%	2.7%
Interest payment	Semi-annually: Apr 1 & Oct 1		3-month LIBOR rate plus 2.375% Quarterly: Jan 1, Apr 1, Jul 1 & Oct 1
Maturity date	April 2017		July 2015
Guarantee	Jointly and severally guaranteed by the Company’s wholly-owned U.S. and Canadian subsidiaries

Call Option(1)	Beginning Date	Percentage	Beginning Date	Percentage
	April 1, 2012	103.563%	April 1, 2009	102.0%
	April 1, 2013	102.375%	April 1, 2010	101.0%
	April 1, 2014	101.188%	April 1, 2011	100.0%
	April 1, 2015	100.000%

(1)	The Company may, at its option, redeem the Notes on or after the following dates and percentages (plus interest due)

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

The Company’s Amended Credit Facility is summarized in the table below:

	Amended credit facility
(in millions)	July 1, 2011	December 31, 2010
Outstanding borrowings	$42.1	$—
Undrawn availability	339.5	371.5
Interest rate	1.5%	—
Outstanding letters of credit	18.4	18.5
Original issuance	November 2003
Maturity date	July 2012

Spanish Term Loans

The table below provides a summary of the Company’s term loans and corresponding fixed interest rate swaps. The proceeds from the Spanish Term Loans were used to partially fund the acquisition of Enica Biskra and for general working capital purposes. There is no remaining availability under these Spanish Term Loans.

	Spanish Term Loans(1)
(in millions)	July 1, 2011	December 31, 2010
Outstanding borrowings	$44.8	$50.1
Interest rate – weighted average(2)	3.7%	3.7%

(1)	The terms of the Spanish Term Loans are as follows:

(in millions)	Original Amount	Issuance Date	Maturity Date	Interest rate	Loan and Interest payable	Interest rate Swap(2)
Term Loan 1	20.0 Euros	February 2008	February 2013	Euribor +0.5%	Semi-annual: Aug & Feb	4.2%
Term Loan 2	10.0 Euros	April 2008	April 2013	Euribor +0.75%	Semi-annual: Apr & Oct	4.58%
Term Loan 3	21.0 Euros	June 2008	June 2013	Euribor +0.75%	Quarterly: Mar, Jun, Sept & Dec	4.48%
Term Loan 4	15.0 Euros	September 2009	August 2014	Euribor +2.0%	Quarterly: Mar, Jun, Sept & Dec Principal payments: Feb & Aug	1.54%

(2)	The Company entered into fixed interest rate swaps to coincide with the terms and conditions of the term loans that will effectively hedge the variable interest rate with a fixed interest rate.

Europe and Mediterranean Credit Facilities

The Company’s Europe and Mediterranean credit facilities are summarized in the table below:

	Europe and Mediterranean credit facilities
(in millions)	July 1, 2011	December 31, 2010
Outstanding borrowings	$29.1	$38.1
Undrawn availability	114.5	125.4
Interest rate – weighted average	5.0%	3.1%
Maturity date	Various

Europe and Mediterranean Uncommitted Accounts Receivable Facilities

The Company’s Europe and Mediterranean uncommitted accounts receivable facilities are summarized in the table below:

	Uncommitted accounts receivable facilities
(in millions)	July 1, 2011	December 31, 2010
Outstanding borrowings	$4.2	$—
Undrawn availability	82.6	113.7
Interest rate – weighted average	2.1%	—
Maturity date	Various

The Spanish Term Loans and certain credit facilities held by the Company’s Spain subsidiary are subject to certain financial ratios of the Company’s European subsidiaries, which include minimum net equity and net debt to EBITDA (earnings before interest, taxes, depreciation and amortization). At July 1, 2011 and December 31, 2010, the Company was in compliance with all covenants under these facilities.

ROW credit facilities

The Company’s ROW credit facilities are summarized in the table below:

	ROW credit facilities
(in millions)	July 1, 2011	December 31, 2010
Outstanding borrowings	$171.4	$79.1
Undrawn availability	248.5	279.3
Interest rate – weighted average	3.3%	3.4%
Maturity date	Various

The Company’s ROW credit facilities are short term loans utilized for working capital purposes. Certain credit facilities are subject to financial covenants. The Company was in compliance with all covenants under these facilities as of July 1, 2011 and December 31, 2010.

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

General Cable utilizes interest rate swaps to manage its interest expense exposure by fixing its interest rate on a portion of the Company’s floating rate debt. The Company has entered into interest rate swaps on the Company’s Spanish Term Loans with a notional value of $45.6 million and $48.8 million as of July 1, 2011 and December 31, 2010, respectively. In addition, the Company has one outstanding interest rate swap with a notional value of $9.0 million that provides for a fixed interest rate of 4.49% maturing in October 2011. The Company does not provide or receive any collateral specifically for this contract. The fair value of interest rate derivatives, which are designated as and qualify as cash flow hedges, are based on quoted market prices, which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments.

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

Fair Value of Derivatives Instruments

The notional amounts and fair values of derivatives designated as cash flow hedges and derivatives not designated as cash flow hedges at July 1, 2011 and December 31, 2010 are shown below (in millions).

	July 1, 2011			December 31, 2010
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset (1)	Liability (2)		Asset (1)	Liability (2)
Derivatives designated as cash flow hedges:
Interest rate swaps	$54.6	$0.2	$0.7	$57.8	$—	$1.8
Commodity futures	261.9	12.5	4.6	164.6	30.6	—
Foreign currency exchanges	46.3	0.7	0.7	115.2	1.4	3.1

		$13.4	$6.0		$32.0	$4.9

Derivatives not designated as cash flow hedges:
Commodity futures	$143.4	$1.6	$9.9	$91.6	$1.4	$7.9
Foreign currency exchanges	341.9	11.5	6.0	230.3	3.1	3.4

		$13.1	$15.9		$4.5	$11.3

(1)	Balance recorded in “Prepaid expenses and other” and “Other non-current assets”
(2)	Balance recorded in “Accrued liabilities” and “Other liabilities”

Depending on the extent of an unrealized loss position on a derivative contract held by the Company, certain counterparties may require collateral to secure the Company’s derivative contract position. As of July 1, 2011 and December 31, 2010, there were no contracts held by the Company that required collateral to secure the Company’s derivative liability positions.

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

	Three fiscal months ended July 1, 2011
	Effective Portion recognized in OCI Gain / (Loss)	Reclassified from Accumulated OCI Gain / (Loss)	Ineffective portion and amount excluded from effectiveness testing Gain / (Loss)	Location
Derivatives designated as cash flow hedges:
Interest rate swaps	$0.1	$—	$(0.1)	Interest Expense
Commodity futures	(4.4)	3.6	(0.1)	Cost of Sales
Foreign currency exchanges	(1.1)	0.7	0.2	Other income / (expense)

Total	$(5.4)	$4.3	$—

	Six fiscal months ended July 1, 2011
	Effective Portion recognized in OCI Gain / (Loss)	Reclassified from Accumulated OCI Gain / (Loss)	Ineffective portion and amount excluded from effectiveness testing Gain / (Loss)	Location
Derivatives designated as cash flow hedges:
Interest rate swaps	$(0.3)	$—	$(0.2)	Interest Expense
Commodity futures	(4.1)	20.9	—	Cost of Sales
Foreign currency exchanges	1.5	0.3	0.1	Other income / (expense)

Total	$(2.9)	$21.2	$(0.1)

	Three fiscal months ended July 2, 2010
	Effective Portion recognized in OCI Gain / (Loss)	Reclassified from Accumulated OCI Gain / (Loss)	Ineffective portion and amount excluded from effectiveness testing Gain / (Loss)	Location
Derivatives designated as cash flow hedges:
Interest rate swap	$(4.3)	$(0.1)	$—	Interest Expense
Commodity futures	(39.8)	(6.2)	(0.1)	Costs of Sales
Foreign currency exchange	(0.9)	1.4	0.3	Other income / (expense)

Total	$(45.0)	$(4.9)	$0.2

	Six fiscal months ended July 2, 2010
	Effective Portion recognized in OCI Gain / (Loss)	Reclassified from Accumulated OCI Gain / (Loss)	Ineffective portion and amount excluded from effectiveness testing Gain / (Loss)	Location
Derivatives designated as cash flow hedges:
Interest rate swap	$(2.6)	$(0.2)	$0.1	Interest Expense
Commodity futures	(16.7)	(13.2)	(0.1)	Costs of Sales
Foreign currency exchange	(6.0)	0.5	(0.5)	Other income / (expense)

Total	$(25.3)	$(12.9)	$(0.5)

For derivative instruments that are not designated as cash flow hedges, the unrealized gain or loss on the derivatives is reported in current earnings. For the three fiscal months ended July 1, 2011 and July 2, 2010, the Company recorded a gain of $0.4 million and $0.8 million and for the six months ended July 1, 2011 and July 2, 2010, the Company recorded a gain of $6.4 million and $0.4 million, respectively, for derivative instruments not designated as cash flow hedges in other income/ (expense) on the condensed consolidated statements of operations.

Other Forward Pricing Agreements

In the normal course of business, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At July 1, 2011 and December 31, 2010, the Company had $50.9 million and $30.8 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At July 1, 2011 and December 31, 2010, the fair value of these arrangements was $52.0 million and $35.6 million, respectively, and the Company had an unrealized gain of $1.1 million and $4.8 million, respectively, related to these transactions. The Company believes the unrealized gains (losses) under these agreements will be largely offset as a result of firm sales price commitments with customers. Depending on the extent of the unrealized loss position on certain forward pricing agreements, certain counterparties may require collateral to secure the Company’s forward purchase agreements. There were no funds posted as collateral as of July 1, 2011 or December 31, 2010.

10.	Income Taxes

During the second quarter of 2011, the Company accrued approximately $3.2 million of income tax expense for uncertain tax positions likely to be taken in the current year and for interest and penalties on tax positions taken in prior periods, all of which would have a favorable impact on the effective tax rate, if recognized. The Company recognized a tax benefit of $3.6 million (including penalties and interest) in the second quarter of 2011 due to statute of limitations expirations for certain tax exposures.

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

The components of net periodic benefit cost for pension benefits were as follows (in millions):

	Three Fiscal Months Ended
	July 1, 2011		July 2, 2010
	U.S. Plans	Non-U.S Plans	U.S Plans	Non-U.S. Plans
Service cost	$0.4	$0.8	$0.3	$0.6
Interest cost	2.1	1.5	2.1	1.4
Expected return on plan assets	(2.4)	(0.6)	(2.5)	(0.5)
Amortization of prior service cost	—	0.1	—	—
Amortization of net loss	1.1	0.3	1.1	0.2
Amortization of translation obligation	—	0.1	—	—

Net pension expense	$1.2	$2.2	$1.0	$1.7

	Six Fiscal Months Ended
	July 1, 2011		July 2, 2010
	U.S. Plans	Non-U.S. Plans	U.S Plans	Non-U.S. Plans
Service cost	$0.8	$1.6	$0.7	$1.2
Interest cost	4.2	3.0	4.2	2.8
Expected return on plan assets	(4.8)	(1.2)	(4.6)	(0.9)
Amortization of prior service cost	0.1	0.2	—	—
Amortization of net loss	2.2	0.6	2.4	0.3
Amortization of translation obligation	—	0.2	—	—

Net pension expense	$2.5	$4.4	$2.7	$3.4

Defined benefit pension plan cash contributions for the three and six fiscal months ended July 1, 2011 were $3.0 million and $6.0 million, respectively. Defined benefit pension plan cash contributions for the three and six fiscal months ended July 2, 2010 were $1.9 million and $3.8 million, respectively.

Postretirement Benefits Other Than Pensions

General Cable has postretirement benefit plans that provide medical and life insurance for certain retirees and eligible dependents. The Company funds the plans as claims or insurance premiums are incurred.

Net postretirement benefit expense included the following components (in millions):

	Three Fiscal Months Ended		Six Fiscal Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Service cost	$—	$—	$0.1	$0.1
Interest cost	0.1	0.1	0.2	0.2
Net amortization and deferral	—	—	—	—

Net postretirement benefit expense	$0.1	$0.1	$0.3	$0.3

Defined Contribution Plans

Expense under both U.S. and non-U.S. defined contribution plans generally equals up to six percent of each eligible employee’s covered compensation based on the location and status of the employee. The net defined contribution plan expense recognized for the three and six fiscal months ended July 1, 2011 was $2.2 million and $4.8 million, respectively. The net defined contribution plan expense recognized for the three and six fiscal months ended July 2, 2010 was $2.2 million and $4.4 million, respectively.

12.	Total Equity

General Cable is authorized to issue 200 million shares of common stock and 25 million shares of preferred stock.

Condensed consolidated statements of changes in equity are presented below for the six months ended July 1, 2011 and July 2, 2010.

		Company common shareholders						Non-controlling Interest
	Total	Preferred Stock	Common Stock	Add’l Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)
Balance, December 31, 2010	$1,605.3	$3.8	$0.6	$652.8	$(74.0)	$875.3	$23.5	$123.3
Comprehensive income (loss):
Net income (loss) including non-controlling interest	77.2					75.9		1.3
Foreign currency translation adj.	68.0						66.7	1.3
Gain (loss) defined benefit plan	—						0.7	(0.7)
Unrealized gain (loss) on financial instruments	(20.0)						(20.0)	—

Comprehensive income (loss)	125.2
Preferred stock dividend	(0.2)					(0.2)
Excess tax benefit from stock compensation	0.7			0.7
Dividends paid to non-controlling interest	(2.8)							(2.8)
Other - Issuance pursuant to restricted stock, stock options and other	4.0			6.0	(0.7)			(1.3)

Balance, July 1, 2011	$1,732.2	$3.8	$0.6	$659.5	$(74.7)	$951.0	$70.9	$121.1

		Company common shareholders						Non-controlling Interest
	Total	Preferred Stock	Common Stock	Add’l Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)
Balance, December 31, 2009	$1,509.8	$3.8	$0.6	$637.1	$(72.9)	$806.1	$(8.9)	$144.0
Comprehensive income (loss):
Net income including non-controlling interest	20.2					16.2		4.0
Foreign currency translation adj.	(63.5)						(47.7)	(15.8)
Unrealized gain (loss) on financial instruments	(30.4)						(30.2)	(0.2)

Comprehensive income (loss)	(73.7)
Preferred stock dividend	(0.2)					(0.2)
Dividends paid to non-controlling interests	(3.3)							(3.3)
Excess tax benefit from stock compensation	0.2			0.2
Other - Issuance pursuant to restricted stock, stock options and other	4.8			5.2	(0.3)		(0.1)

Balance, July 2, 2010	$1,437.6	$3.8	$0.6	$642.5	$(73.2)	$822.1	$(86.9)	$128.7

The components of accumulated other comprehensive income (loss) as of July 1, 2011 and December 31, 2010, respectively, consisted of the following (in millions):

	July 1, 2011		December 31, 2010
	Company common shareholders	Non-controlling interest	Company common shareholders	Non-controlling interest
Foreign currency translation adjustment	$120.2	$(13.5)	$53.5	$(14.8)
Pension adjustments, net of tax	(46.7)	(1.5)	(47.4)	(0.8)
Change in fair value of derivatives, net of tax	(10.2)	(0.5)	9.8	(0.5)
Company deferred stock held in rabbi trust, net of tax	7.3	—	7.3	—
Other	0.3	—	0.3	—

Accumulated other comprehensive income (loss)	$70.9	$(15.5)	$23.5	$(16.1)

Comprehensive income consists of the following (in millions):

	Three Fiscal Months Ended
	July 1, 2011		July 2, 2010
	Company common shareholders	Non-controlling interest	Company common shareholders	Non-controlling interest
Net income (1)	$37.6	$0.5	$23.9	$1.4
Currency translation gain (loss)	23.4	1.5	(42.6)	(1.4)
Change in fair value of pension plan benefit	0.3	(0.3)	—	—
Change in fair value of derivatives, net of tax	(5.5)	—	(33.9)	(0.9)

Comprehensive income (loss)	$55.8	$1.7	$(52.6)	$(0.9)

(1)	Net income before preferred stock dividend payments.

	Six Fiscal Months Ended
	July 1, 2011		July 2, 2010
	Company common shareholders	Non-controlling interest	Company common shareholders	Non-controlling interest
Net income (1)	$75.9	$1.3	$16.2	$4.0
Currency translation gain (loss)	66.7	1.3	(47.7)	(15.8)
Change in fair value of pension plan benefit	0.7	(0.7)	—	—
Change in fair value of derivatives, net of tax	(20.0)	—	(30.2)	(0.2)

Comprehensive income (loss)	$123.3	$1.9	$(61.7)	$(12.0)

(1)	Net income before preferred stock dividend payments.

The Company maintains a deferred compensation plan (“Deferred Compensation Plan”) under the terms and conditions disclosed in the Company’s 2010 Annual Report on Form 10-K. The Company accounts for the Deferred Compensation Plan in accordance with “ASC 710 Compensation – General” as it relates to arrangements where amounts earned are held in a rabbi trust. The market value of mutual fund investments, nonvested and subsequently vested stock and restricted stock in the rabbi trust was $45.9 million and $39.3 million as of July 1, 2011 and December 31, 2010, respectively. The market value of the assets held by the rabbi trust, exclusive of the market value of the shares of the Company’s nonvested and subsequently vested restricted stock, restricted stock units held in the deferred compensation plan and Company stock investments by participants’ elections, at July 1, 2011 and December 31, 2010 was $17.4 million and $16.0 million, respectively, and is classified as “other non-current assets” in the condensed consolidated balance sheets. Amounts payable to the plan participants at July 1, 2011 and December 31, 2010, excluding the market value of the shares of the Company’s nonvested and subsequently vested restricted stock and restricted stock units held, was $19.9 million and $18.3 million, respectively, and is classified as “other liabilities” in the condensed consolidated balance sheets.

13.	Share-Based Compensation

General Cable has various plans which provide for granting options, restricted stock units and restricted common stock to certain employees and independent directors of the Company and its subsidiaries. The Company recognizes compensation expense for share-based payments based on the fair value of the awards at the grant date. The table below summarizes compensation expense for the Company’s non-qualified stock options, non-vested stock awards, including restricted stock units, and performance-based non-vested stock awards based on the fair value method as estimated using the Black-Scholes valuation model for the three and six fiscal months ended July 1, 2011 and July 2, 2010.

	Three Fiscal Months Ended
	July 1, 2011	July 2, 2010
Non-qualified stock option expense	$1.2	$1.0
Non-vested stock awards expense	1.8	1.6

Total pre-tax share-based compensation expense	$3.0	$2.6

Excess tax benefit on share-based compensation	$—	$0.2

	Six Fiscal Months Ended
	July 1, 2011	July 2, 2010
Non-qualified stock option expense	$2.3	$2.1
Non-vested stock awards expense	3.4	2.9

Total pre-tax share-based compensation expense	$5.7	$5.0

Excess tax benefit on share-based compensation (1)	$0.7	$0.2

(1)	Cash inflows (outflows) recognized as financing activities in the condensed consolidated statements of cash flows.

The Company records compensation expense related to non-vested stock awards as a component of selling, general and administrative expense. There have been no material changes in financial condition or operations that would affect the method or the nature of the share-based compensation recorded in the current period or the prior comparative periods.

14.	Shipping and Handling Costs

All shipping and handling amounts billed to a customer in a sales transaction are classified as revenue. Shipping and handling costs associated with storage and handling of finished goods and shipments to customers are included in cost of sales and totaled $35.7 million and $30.1 million, respectively, for the three fiscal months ended July 1, 2011 and July 2, 2010 and $69.7 million and $55.8 million, respectively, for the six fiscal months ended July 1, 2011 and July 2, 2010.

15.	Earnings (Loss) Per Common Share

The Company applied the two-class method of computing basic and diluted earnings (loss) per share for the three and six fiscal months ended July 1, 2011 and July 2, 2010. Historically and for the three and six fiscal months ended July 1, 2011 and July 2, 2010, the Company did not declare, pay or otherwise accrue a dividend payable to the holders of the Company’s common stock or holders of unvested share-based payment awards (restricted stock). A reconciliation of the numerator and denominator of earnings (loss) per common share - basic to earnings (loss) per common share—assuming dilution is as follows (in millions, except per share data):

	Three Fiscal Months Ended		Six Fiscal Months Ended
(in millions, except per share data)	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Earnings per common share – basic:
Net income for basic EPS computation (1)	$37.5	$23.8	$75.7	$16.0

Weighted average shares outstanding for basic EPS computation (2)	52.2	52.1	52.2	52.1

Earnings per common share – basic (3)	$0.72	$0.46	$1.45	$0.31

Earnings per common share – assuming dilution:
Net income attributable to Company common shareholders	$37.5	$23.8	$75.7	$16.0
Add: preferred stock dividends, if applicable	0.1	0.1	0.2	0.2

Net income for diluted EPS computation(1)	$37.6	$23.9	$75.9	$16.2

Weighted average shares outstanding including nonvested shares	52.2	52.1	52.2	52.1
Dilutive effect of convertible notes	1.4	—	1.2	—
Dilutive effect of stock options and restricted stock units	0.9	0.6	0.9	0.6
Dilutive effect of assumed conversion of preferred stock	0.4	0.4	0.4	0.4

Weighted average shares outstanding for diluted EPScomputation(2)	54.9	53.1	54.7	53.1

Earnings per common share – assuming dilution	$0.68	$0.45	$1.39	$0.31

(1)	Numerator
(2)	Denominator
(3)	Under the two-class method, Earnings per share – basic reflects undistributed Earnings per share for both common stock and unvested share-based payment awards (restricted stock).

Under ASC No. 260 Earnings per Share and ASC No. 470 Debt and because of the Company’s obligation to settle the par value of the 0.875% Convertible Notes, 1.00% Senior Convertible Notes, and the Subordinated Convertible Notes in cash, the Company is not required to include any shares underlying the 0.875% Convertible Notes, 1.00% Senior Convertible Notes and Subordinated Convertible Notes in its weighted average shares outstanding – assuming dilution until the average stock price per share for the quarter exceeds the $50.36, $83.93, and $36.75 conversion price of the 0.875% Convertible Notes, 1.00% Senior Convertible Notes and the Subordinated Convertible Notes, respectively, and only to the extent of the additional shares that the Company may be required to issue in the event that the Company’s conversion obligation exceeds the principal amount of the 0.875% Convertible Notes, the 1.00% Senior Convertible Notes and the Subordinated Convertible Notes.

Regarding the 0.875% Convertible Notes, the average stock price threshold conditions had not been met as of July 1, 2011. At any such time in the future that threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earnings per share – assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price. In addition, shares underlying the warrants will be included in the weighted average shares outstanding – assuming dilution when the average stock price per share for a quarter exceeds the $76.00 strike price of the warrants, and shares underlying the note hedges, will not be included in the weighted average shares outstanding – assuming dilution because the impact of the shares will always be anti-dilutive.

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

Share Price	Shares Underlying 0.875% Convertible Notes	Warrant Shares	Total Treasury Method Incremental Shares(1)	Shares Due to the Company under Note Hedges	Incremental Shares Issued by the Company upon Conversion(2)
$ 50.36	—	—	—	—	—
$ 60.36	1,167,502	—	1,167,502	(1,167,502)	—
$ 70.36	2,003,400	—	2,003,400	(2,003,400)	—
$ 80.36	2,631,259	382,618	3,013,877	(2,631,259)	382,618
$ 90.36	3,120,150	1,120,363	4,240,513	(3,120,150)	1,120,363
$ 100.36	3,511,614	1,711,088	5,222,702	(3,511,614)	1,711,088

(1)	Represents the number of incremental shares that must be included in the calculation of fully diluted shares under GAAP.
(2)	Represents the number of incremental shares to be issued by the Company upon conversion of the 0.875% Convertible Notes, assuming concurrent settlement of the note hedges and warrants.

Regarding the 1.00% Senior Convertible Notes, the average stock price threshold conditions had not been met as of July 1, 2011. At any such time in the future that threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earnings per share – assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price.

The following table provides examples of how changes in the Company’s stock price would require the inclusion of additional shares in the denominator of the weighted average shares outstanding – assuming dilution calculation for the 1.00% Senior Convertible Notes.

Share Price	Shares Underlying 1.00% Senior Convertible Notes	Total Treasury Method Incremental Shares(1)
$ 83.93	—	—
$ 93.93	13,425	13,425
$ 103.93	24,271	24,271
$ 113.93	33,213	33,213
$ 123.93	40,712	40,712
$ 133.93	47,091	47,091

(1)	Represents the number of incremental shares that must be included in the calculation of fully diluted shares under GAAP.

Regarding the Subordinated Convertible Notes, the average stock price threshold conditions had been met as of July 1, 2011 and for the three and six months ended July 1, 2011, 1.4 million and 1.2 million shares were considered issuable under the “treasury” method of accounting for the share dilution, and have been included in the Company’s earnings per share assuming dilution calculation based upon the amount by which the three and six months ended July 1, 2011 average stock price of $42.02 and $41.22 exceeded the conversion price. The third quarter and year to date average stock price as of July 28, 2011, of $43.22 and $41.45 also exceeded the conversion price. If these stock prices were the average prices per share for the three and six months ended July 1, 2011, approximately 1.7 million and 1.3 million additional shares would be included in the earnings per share assuming dilution calculation for the three and six months ended July 1, 2011, respectively.

The following table provides examples of how changes in the Company’s stock price would require the inclusion of additional shares in the denominator of the weighted average shares outstanding – assuming dilution calculation for the Subordinated Convertible Notes.

Share Price	Shares Underlying Subordinated Convertible Notes	Total Treasury Method Incremental Shares(1)
$36.75	—	—
$38.75	603,152	603,152
$40.75	1,147,099	1,147,099
$42.75	1,640,151	1,640,151
$44.75	2,089,131	2,089,131

(1)	Represents the number of incremental shares that must be included in the calculation of fully diluted shares under GAAP.

16.	Segment Information

The Company conducts its operations through three geographic operating segments – North America, Europe and Mediterranean, and ROW, which consists of operations in Latin America, Sub-Saharan Africa, Middle East and Asia Pacific. The Company’s operating segments align with the structure of the Company’s internal management organization. All three segments engage in the development, design, manufacturing, marketing and distribution of copper, aluminum, and fiber optic communication, electric utility and electrical infrastructure wire and cable products. In addition to the above products, the Europe and Mediterranean segment and the ROW segment develops, designs, manufactures, markets and distributes construction products and the ROW segment manufactures and distributes rod mill wire and cable products.

Net revenues as shown below represent sales to external customers for each segment. Intersegment sales have been eliminated. For the three and six months ended July 1, 2011 intersegment sales in North America were immaterial. In Europe and Mediterranean intersegment sales were $5.3 million and $10.7 million and in ROW intersegment sales were $9.3 million and $18.7 million, respectively. The chief operating decision maker evaluates segment performance and allocates resources based on segment operating income. Segment operating income represents income from continuing operations before interest income, interest expense, other income (expense), other financial costs and income tax.

Where applicable, “Corporate” generally includes corporate activity, eliminations and assets such as: cash, deferred income taxes, and certain property, including property held for sale, prepaid expenses and other certain current and non-current assets. Summarized financial information for the Company’s reportable segments for the three and six fiscal months ended July 1, 2011 and July 2, 2010 is as follows:

	Three Fiscal Months Ended		Six Fiscal Months Ended
(in millions)	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Net sales:
North America	$566.4	$447.6	$1,108.2	$854.6
Europe and Mediterranean	469.2	367.6	892.3	724.8
ROW	496.6	393.4	979.3	727.2

Total	$1,532.2	$1,208.6	$2,979.8	$2,306.6

Operating Income:
North America	$41.3	$28.6	$76.8	$59.0
Europe and Mediterranean	12.4	3.6	25.9	9.5
ROW	26.1	27.6	50.2	48.6

Total	$79.8	$59.8	$152.9	$117.1

(in millions)	July 1, 2011	December 31, 2010
Identifiable Assets:
North America	$888.6	$866.7
Europe and Mediterranean	1,727.8	1,476.0
ROW	1,983.5	1,833.8
Corporate	231.8	151.2

Total	$4,831.7	$4,327.7

17.	Commitments and Contingencies

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

At July 1, 2011 and December 31, 2010, the Company had an accrued liability of approximately $2.0 million and $1.5 million for various environmental-related liabilities to the extent costs are known or can be reasonably estimated as its liability. American Premier Underwriters Inc., a former parent of the Company, agreed to indemnify the Company against all environmental-related liabilities arising out of the Company’s or its predecessors’ ownership or operation of the Indiana Steel & Wire Company and Marathon Manufacturing Holdings, Inc. businesses (which were divested by the Company), without limitation as to time or amount. While it is difficult to estimate future environmental-related liabilities accurately, the Company does not currently anticipate any material adverse impact on its results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.

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

As part of the acquisition of Silec Cable, S.A.S (“Silec”), which was acquired in December 2005, SAFRAN SA agreed to indemnify General Cable against environmental losses arising from breach of representations and warranties on environmental law compliance and against losses arising from costs General Cable could incur to remediate property acquired based on a directive of the French authorities to rehabilitate property in regard to soil, water and other underground contamination arising before the closing date of the purchase. These indemnities are for a six-year period ending in 2011 while General Cable operates the businesses subject to sharing of certain losses (with SAFRAN covering 100% of losses in year one, 75% in years two and three, 50% in year four, and 25% in years five and six). The indemnities are subject to an overall limit of 4.0 million euros. As of July 1, 2011 and December 31, 2010, there were no claims outstanding under this indemnity. In addition, SAFRAN SA agreed to indemnify the Company for the full amount of losses arising from, related to or attributable to practices, if any, that are similar to previous practices investigated by the French competition authority for alleged competition law violations related to medium and high voltage cable markets. The Company has asserted a claim under this indemnity against SAFRAN SA related to the European Commission’s Statement of Objections, which is described in more detail below, to preserve our rights should an unfavorable outcome occur.

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

In addition, Company subsidiaries have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by the Company. As of July 1, 2011, the Company was a defendant in approximately 590 non-maritime cases and 28,438 maritime cases brought in various jurisdictions throughout the United States. As of July 1, 2011 and December 31, 2010, the Company had accrued, on a gross basis, approximately $4.9 million and $5.1 million, respectively, and had recovered approximately $0.5 million of insurance recoveries for these lawsuits. The Company does not believe that the outcome of the litigation will have a material adverse effect on its condensed consolidated results of operations, financial position or cash flows.

The U.S. Department of Justice, (“DOJ”), and the European Commission have been conducting antitrust and competition law investigations relating to the cable industry, which the Company believes relate primarily to the submarine and underground high-voltage power cables businesses. The Company historically has not been engaged in the high-voltage submarine power cable business and only recently entered the submarine power cable business in March 2009 through its German affiliate, Norddeutsche Seekabelwerke GmbH & Co., which was acquired in 2007. The Company has received requests for information from both the DOJ and the European Commission in connection with their investigations and has provided documents to the DOJ and responded to their questions. With regard to the DOJ investigation the Company does not believe the outcome of the litigation will have a material adverse effect on its consolidated financial results. With regard to the European Commission investigation, which has been addressed to the Company’s Spanish operations, the Company completed its response to requests for information on February 16, 2011.

On July 5, 2011, the European Commission issued a Statement of Objections in relation to its ongoing competition investigation to a number of wire and cable manufacturers in the submarine and underground power cables business, including the Company’s Spanish affiliate and its subsidiary, Silec. The allegations related to Silec are for the 11 months following its acquisition by our Spanish affiliate, for which we have filed a claim for indemnification from Safran to preserve our rights should an unfavorable outcome occur. A Statement of Objections is a procedural document in which the European Commission communicates its preliminary views in regard to possible infringement of European competition law and allows the companies identified in the Statement to present procedural and substantive arguments in response before a final decision is made. Any unfavorable decision by the European Commission is subject to appeal. The Statement of Objections issued to the Company alleges that two affiliates in Europe engaged in violations of competition law in the underground power cables businesses for a limited period of time. The Company is reviewing the Statement of Objections and intends to vigorously defend itself against the allegations.

The European Commission has significant discretion in assessing fines and the Statement of Objections has only provided limited guidance on how it could potentially assess fines on each of the named wire and cable companies alleged to have violated applicable competition laws. At this time, the Company believes that it has substantial defenses to the allegations contained in the Statement of Objections. However, if our defenses are ultimately not successful, the Company could be assessed fines, which if imposed, could be substantial and may have a material impact on its consolidated financial results. While the Company continues to incur legal and associated costs in this matter, it is unable, at this time, to estimate the range of loss, if any, that may result as an outcome of these proceedings.

The Company is also involved in various routine legal proceedings and administrative actions. Such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on its result of operations, cash flows or financial position.

In Europe and Mediterranean as it relates to the 2005 purchase of shares of Silec, the Company has pledged to the bank the following: Silec shares, segment assets such as land and buildings and certain General Cable entities in Spain and Portugal have been designated as guarantors.

General Cable has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. At July 1, 2011, future minimum rental payments required under non-cancelable lease agreement during twelve month periods beginning July 1, 2011 through June 30, 2016 are $20.4 million, $18.3 million, $11.8 million, $8.1 million and $6.6 million, respectively, and $15.5 million thereafter.

As of July 1, 2011, the Company had $46.7 million in letters of credit, $208.1 million in various performance bonds and $194.3 million in other guarantees. Other guarantees include bank guarantees and advance payment bonds. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self-insurance claims, defined benefit plan obligations, contract performance, quality and other various bank and financing guarantees. Advance payment bonds are often required by customers when we obtain advance payments to secure the production of cable for long term contracts. The advance payment bonds provide the customer protection on their deposit in the event that the Company does not perform under the contract. See “Liquidity and Capital Resources” for excess availability under the Company’s various credit borrowings.

18.	Unconsolidated Affiliated Companies

Unconsolidated affiliated companies are those in which the Company generally owns less than 50 percent of the outstanding voting shares. The Company does not control these companies and accounts for its investments in them on the equity basis. The unconsolidated affiliated companies primarily manufacture or market wire and cable products in our ROW segment. The Company’s share of the income of these companies is reported in the condensed consolidated statements of operations under “Equity in earnings of affiliated companies.” For the three and six fiscal months ended July 1, 2011, equity in earnings of affiliated companies was $1.0 and $1.4 million, respectively. For the three and six fiscal months ended July 2, 2010, equity in earnings of affiliated companies was $0.3 and $0.6 million, respectively. The net investment in unconsolidated affiliated companies was $18.9 million and $17.3 million as of July 1, 2011 and December 31, 2010, respectively. As of July 1, 2011, the Company’s ownership percentage was as follows: PDTL Trading Company Ltd. 49%, Colada Continua Chilean, S.A. 41%, Minuet Realty Corp. 40%, Nostag GmbH & Co. KG 33%, Pakistan Cables Limited 24.9%, Keystone Electric Wire & Cable Co., Ltd. 20% and Thai Copper Rod Company Ltd. 18%.

19.	Fair Value Disclosure

The fair market values of the Company’s financial instruments are determined based on the fair value hierarchy as discussed in ASC820 Fair Value Measurements and Disclosures which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair values are as follows:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities that are traded in an active exchange market.

•

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques for which the determination of fair value requires significant management judgment or estimation.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in millions).

	Fair Value Measurement
	July 1, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Derivative assets	$—	$26.5	$—	$26.5	$—	$36.5	$—	$36.5
Trading securities	17.4	—	—	17.4	16.0	—	—	16.0

Total assets	$17.4	$26.5	$—	$43.9	$16.0	$36.5	$—	$52.5

Liabilities
Derivative liabilities	$—	$21.9	$—	$21.9	$—	$16.2	$—	$16.2

Total liabilities	$—	$21.9	$—	$21.9	$—	$16.2	$—	$16.2

At July 1, 2011 there were no financial assets or financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). Similarly, there were no nonfinancial assets or nonfinancial liabilities measured at fair value on a non-recurring basis.

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

Condensed Statements of Operations

Three Fiscal Months Ended July 1, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$554.0	$978.2	$—	$1,532.2
Intercompany	13.6	—	11.9	(25.5)	—

	13.6	554.0	990.1	(25.5)	1,532.2
Cost of sales	—	479.8	889.7	(11.9)	1,357.6

Gross profit	13.6	74.2	100.4	(13.6)	174.6
Selling, general and administrative expenses	10.7	36.6	61.1	(13.6)	94.8

Operating income	2.9	37.6	39.3	—	79.8
Other income (expense)	—	(0.4)	(3.5)	—	(3.9)
Interest income (expense):
Interest expense	(15.6)	(17.9)	(10.6)	20.5	(23.6)
Interest income	17.3	3.1	2.1	(20.5)	2.0

	1.7	(14.8)	(8.5)	—	(21.6)

Income (loss) before income taxes	4.6	22.4	27.3	—	54.3
Income tax provision	(1.7)	(10.6)	(4.9)	—	(17.2)
Equity in net income of subsidiaries	34.7	22.9	—	(56.6)	1.0

Net income including non-controlling interest	37.6	34.7	22.4	(56.6)	38.1
Less: preferred stock dividends	0.1	—	—	—	0.1
Less: net income attributable to non-controlling interest	—	—	0.5	—	0.5

Net income applicable to Company common shareholders	$37.5	$34.7	$21.9	$(56.6)	$37.5

Condensed Statements of Operations

Six Fiscal Months Ended July 1, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,082.4	$1,897.4	$—	$2,979.8
Intercompany	27.8	—	23.0	(50.8)	—

	27.8	1,082.4	1,920.4	(50.8)	2,979.8
Cost of sales	—	938.7	1,722.5	(23.0)	2,638.2

Gross profit	27.8	143.7	197.9	(27.8)	341.6
Selling, general and administrative expenses	22.0	74.1	120.4	(27.8)	188.7

Operating income	5.8	69.6	77.5	—	152.9
Other income (expense)	—	0.6	2.5	—	3.1
Interest income (expense):
Interest expense	(31.3)	(38.0)	(21.3)	43.0	(47.6)
Interest income	36.8	6.0	4.2	(43.0)	4.0

	5.5	(32.0)	(17.1)	—	(43.6)

Income (loss) before income taxes	11.3	38.2	62.9	—	112.4
Income tax provision	(4.2)	(18.2)	(14.2)	—	(36.6)
Equity in net income of subsidiaries	68.8	48.8	—	(116.2)	1.4

Net income including non-controlling interest	75.9	68.8	48.7	(116.2)	77.2
Less: preferred stock dividends	0.2	—	—	—	0.2
Less: net income attributable to non-controlling interest	—	—	1.3	—	1.3

Net income applicable to Company common shareholders	$75.7	$68.8	$47.4	$(116.2)	$75.7

Condensed Statements of Operations

Three Fiscal Months Ended July 2, 2010

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$435.2	$773.4	$—	$1,208.6
Intercompany	13.0	—	17.7	(30.7)	—

	13.0	435.2	791.1	(30.7)	1,208.6
Cost of sales	—	377.8	703.8	(17.7)	1,063.9

Gross profit	13.0	57.4	87.3	(13.0)	144.7
Selling, general and administrative expenses	10.3	35.3	52.3	(13.0)	84.9

Operating income	2.7	22.1	35.0	—	59.8
Other expense	—	(2.1)	(0.9)	—	(3.0)
Interest income (expense):
Interest expense	(15.3)	(21.3)	(5.6)	23.4	(18.8)
Interest income	20.8	2.5	1.2	(23.4)	1.1

	5.5	(18.8)	(4.4)	—	(17.7)

Income before income taxes	8.2	1.2	29.7	—	39.1
Income tax provision	(3.1)	(1.7)	(9.3)	—	(14.1)
Equity in net income of subsidiaries	18.8	19.3	(0.1)	(37.7)	0.3

Net income including non-controlling interest	23.9	18.8	20.3	(37.7)	25.3
Less: preferred stock dividends	0.1	—	—	—	0.1
Less: net income attributable to non-controlling interest	—	—	1.4	—	1.4

Net income attributable to Company common shareholders	$23.8	$18.8	$18.9	$(37.7)	$23.8

Condensed Statements of Operations

Six Fiscal Months Ended July 2, 2010

	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$833.6	$1,473.0	$—	$2,306.6
Intercompany	25.0	0.3	32.7	(58.0)	—

	25.0	833.9	1,505.7	(58.0)	2,306.6
Cost of sales	—	717.4	1,339.9	(33.0)	2,024.3

Gross profit	25.0	116.5	165.8	(25.0)	282.3
Selling, general and administrative expenses	19.4	70.2	100.6	(25.0)	165.2

Operating income	5.6	46.3	65.2	—	117.1
Other expense	—	(1.9)	(37.6)	—	(39.5)
Interest income (expense):
Interest expense	(30.6)	(42.0)	(11.4)	46.2	(37.8)
Interest income	40.8	5.3	2.3	(46.2)	2.2

	10.2	(36.7)	(9.1)	—	(35.6)

Income before income taxes	15.8	7.7	18.5	—	42.0
Income tax provision	(5.9)	(2.0)	(14.5)	—	(22.4)
Equity in net income of subsidiaries	6.3	0.6	—	(6.3)	0.6

Net income including non-controlling interest	16.2	6.3	4.0	(6.3)	20.2
Less: preferred stock dividends	0.2	—	—	—	0.2
Less: net income attributable to non-controlling interest	—	—	4.0	—	4.0

Net income attributable to Company common shareholders	$16.0	$6.3	$—	$(6.3)	$16.0

Condensed Balance Sheets

July 1, 2011

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$0.1	$7.9	$414.0	$—	$422.0
Receivables, net of allowances	—	314.4	960.6	—	1,275.0
Inventories	—	452.6	933.3	—	1,385.9
Deferred income taxes	(0.1)	26.4	26.4	—	52.7
Prepaid expenses and other	1.8	36.2	92.9	—	130.9

Total current assets	1.8	837.5	2,427.2	—	3,266.5
Property, plant and equipment, net	0.5	189.2	896.7	—	1,086.4
Deferred income taxes	—	1.2	15.5	—	16.7
Intercompany accounts	1,223.4	429.7	29.7	(1,682.8)	—
Investment in subsidiaries	1,317.0	1,454.5	—	(2,771.5)	—
Goodwill	—	0.8	172.3	—	173.1
Intangible assets, net	—	3.6	189.2	—	192.8
Unconsolidated affiliated companies	—	12.8	6.1	—	18.9
Other non-current assets	9.1	22.1	46.1	—	77.3

Total assets	$2,551.8	$2,951.4	$3,782.8	$(4,454.3)	$4,831.7

Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$137.1	$968.5	$—	$1,105.6
Accrued liabilities	3.2	113.3	311.0	—	427.5
Current portion of long-term debt	—	—	211.7	—	211.7

Total current liabilities	3.2	250.4	1,491.2	—	1,744.8
Long-term debt	813.1	42.0	52.3	—	907.4
Deferred income taxes	124.3	(16.7)	99.4	—	207.0
Intercompany accounts	—	1,253.1	429.7	(1,682.8)	—
Other liabilities	0.1	105.6	134.6	—	240.3

Total liabilities	940.7	1,634.4	2,207.2	(1,682.8)	3,099.5
Total shareholders’ equity (deficit)	1,611.1	1,317.0	1,454.5	(2,771.5)	1,611.1

Non-controlling interest	—	—	121.1	—	121.1

Total liabilities and equity	$2,551.8	$2,951.4	$3,782.8	$(4,454.3)	$4,831.7

Condensed Balance Sheets

December 31, 2010

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$29.0	$8.0	$421.7	$—	$458.7
Receivables, net of allowances	—	249.7	817.3	—	1,067.0
Inventories, net	—	380.8	738.1	—	1,118.9
Deferred income taxes	—	26.5	13.3	—	39.8
Prepaid expenses and other	1.8	38.3	81.2	—	121.3

Total current assets	30.8	703.3	2,071.6	—	2,805.7
Property, plant and equipment, net	0.4	194.8	844.4	—	1,039.6
Deferred income taxes	—	1.1	10.2	—	11.3
Intercompany accounts	1,169.7	368.0	22.4	(1,560.1)	—
Investment in subsidiaries	1,202.5	1,361.5	—	(2,564.0)	—
Goodwill	—	0.8	174.1	—	174.9
Intangible assets, net	—	3.7	195.9	—	199.6
Unconsolidated affiliated companies	—	11.2	6.1	—	17.3
Other non-current assets	10.0	21.6	47.7	—	79.3

Total assets	$2,413.4	$2,666.0	$3,372.4	$(4,124.1)	$4,327.7

Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$110.6	$811.9	$—	$922.5
Accrued liabilities	3.9	103.8	269.0	—	376.7
Current portion of long-term debt	—	—	121.0	—	121.0

Total current liabilities	3.9	214.4	1,201.9	—	1,420.2
Long-term debt	802.9	—	61.6	—	864.5
Deferred income taxes	124.3	(16.7)	94.8	—	202.4
Intercompany accounts	—	1,161.6	398.5	(1,560.1)	—
Other liabilities	0.3	104.2	130.8	—	235.3

Total liabilities	931.4	1,463.5	1,887.6	(1,560.1)	2,722.4
Total Company shareholders’ equity	1,482.0	1,202.5	1,361.5	(2,564.0)	1,482.0

Non-controlling interest	—	—	123.3	—	123.3

Total liabilities and equity	$2,413.4	$2,666.0	$3,372.4	$(4,124.1)	$4,327.7

Condensed Statements of Cash Flows

Six Fiscal Months Ended July 1, 2011

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$19.3	$(20.1)	$(81.7)	$—	$(82.5)

Cash flows of investing activities:
Capital expenditures	(0.2)	(9.2)	(46.1)	—	(55.5)
Proceeds from properties sold	—	0.1	2.7	—	2.8
Acquisitions, net of cash acquired	—	—	—	—	—
Other	—	(16.8)	17.6	—	0.8

Net cash flows of investing activities	(0.2)	(25.9)	(25.8)	—	(51.9)

Cash flows of financing activities:
Preferred stock dividends paid	(0.2)	—	—	—	(0.2)
Excess tax benefits from stock-based compensation	0.7	—	—	—	0.7
Intercompany accounts	(49.2)	3.6	45.6	—	—
Proceeds from revolving credit borrowings	—	484.6	—	—	484.6
Repayments of revolving credit borrowings	—	(442.5)	—	—	(442.5)
Proceeds (repayments) of other debt	—	—	70.2	—	70.2
Dividends paid to non-controlling interest	—	—	(2.8)	—	(2.8)
Proceeds from exercise of stock options	0.7	—	—	—	0.7

Net cash flows of financing activities	(48.0)	45.7	113.0	—	110.7

Effect of exchange rate changes on cash and cash equivalents	—	0.2	(13.2)	—	(13.0)

Increase (decrease) in cash and cash equivalents	(28.9)	(0.1)	(7.7)	—	(36.7)
Cash and cash equivalents – beginning of period	29.0	8.0	421.7	—	458.7

Cash and cash equivalents – end of period	$0.1	$7.9	$414.0	$—	$422.0

Condensed Statements of Cash Flows

Six Fiscal Months Ended July 2, 2010

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$28.0	$(119.7)	$(31.0)	$—	$(122.7)

Cash flows of investing activities:
Capital expenditures	—	(7.0)	(42.8)	—	(49.8)
Proceeds from properties sold	—	0.1	3.3	—	3.4
Acquisitions, net of cash acquired	—	(5.8)	(3.3)	—	(9.1)
Other, net	—	(8.4)	6.2	—	(2.2)

Net cash flows of investing activities	—	(21.1)	(36.6)	—	(57.7)

Cash flows of financing activities:
Preferred stock dividends paid	(0.2)	—	—	—	(0.2)
Excess tax benefits from stock-based compensation	0.2	—	—	—	0.2
Intercompany accounts	(50.8)	127.9	(77.1)	—	—
Proceeds from revolving credit borrowings	—	11.1	—	—	11.1
Proceeds (repayments) of other debt	—	(0.1)	56.2	—	56.1
Dividends paid to non-controlling interest	—	—	(3.3)	—	(3.3)
Proceeds from the exercise of stock options	0.2	—	—	—	0.2

Net cash flows of financing activities	(50.6)	138.9	(24.2)	—	64.1
Effect of exchange rate changes on cash and cash equivalents	—	1.2	(34.0)	—	(32.8)

Increase (decrease) in cash and cash equivalents	(22.6)	(0.7)	(125.8)	—	(149.1)
Cash and cash equivalents – beginning of period	22.7	10.2	466.5	—	499.4

Cash and cash equivalents – end of period	$0.1	$9.5	$340.7	$—	$350.3

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

A summary of cash and non-cash transactions of the Parent Company’s intercompany account is provided below for the six fiscal months ended July 1, 2011 and the twelve months ended December 31, 2010:

(in millions)	July 1, 2011	December 31, 2010
Beginning Balance	$1,169.7	$1,091.5
Non-cash transactions
Deferred tax	—	30.5
Equity based awards	6.0	9.0
Foreign currency and other	(1.5)	0.7
Cash transactions	49.2	38.0

Ending Balance	$1,223.4	$1,169.7

Dividends

There were no cash dividend payments to the Parent Company from the Guarantor Subsidiaries in the six fiscal months ended July 1, 2011 or July 2, 2010.

Parent Company Long-Term Debt

At July 1, 2011 and December 31, 2010, the Parent Company was party to the following long-term financing arrangements:

(in millions)	July 1, 2011	December 31, 2010
Subordinated Convertible Notes due 2029	$429.5	$429.5
Debt discount on Subordinated Convertible Notes due 2029	(265.0)	(265.6)
1.00% Senior Convertible Notes due 2012	10.6	10.6
Debt discount on 1.00% Senior Convertible Notes due 2012	(0.8)	(1.1)
0.875% Convertible Notes due 2013	355.0	355.0
Debt discount on 0.875% Convertible Notes due 2013	(50.2)	(59.5)
7.125% Senior Notes due 2017	200.0	200.0
Senior Floating Rate Notes	125.0	125.0
Other	9.0	9.0

Total Parent Company debt	813.1	802.9
Less current maturities	—	—

Parent Company Long-term debt	$813.1	$802.9

(in millions)	Q2 2012	Q2 2013	Q2 2014	Q2 2015	Q2 2016
Debt maturities twelve month period ending	$—	$10.6	$355.0	$—	$125.0

Long-term debt related to the Parent Company is discussed in Note 8 of the Notes to the Condensed Consolidated Financial Statements.

Commitments and Contingencies

For contingencies and guarantees related to the Parent Company, refer to Note 17 of the Notes to the Condensed Consolidated Financial Statements.

21.	Subsequent Events

On July 22, 2011 the Company entered into a new $400 million asset-based revolving credit facility (“New Credit Facility”). The New Credit Facility replaced the Company’s prior $400 million Amended Credit Facility which was set to mature in July 2012. The New Credit Facility contains restrictions in areas consistent with the Amended Credit Facility, including limitations on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions. In the aggregate, however, the restrictions in the New Credit Facility provide the Company greater flexibility than those under the Amended Credit Facility, and generally only apply in the event that the Company’s availability under the New Credit Facility falls below certain specific thresholds.

The New Credit Facility has a term of five years, and provides for a committed revolving credit line of up to $400 million, of which $40 million is available in a Canadian multi-currency tranche. The New Credit Facility includes a springing maturity concept which is generally applicable only if its $355 million convertible notes due 2013 or its $125 million senior floating rates due 2015 are not repaid or refinanced within 90 days of their maturity. The commitment amount under the New Credit Facility may be increased by an additional $100 million, subject to certain conditions and approvals as set forth in the credit agreement. The Company will capitalize deferred financing costs in connection with the New Credit Facility. In addition, the New Credit Facility requires maintenance of a minimum fixed charge coverage ratio of one to one if availability under the New Credit Facility is less than $40 million or 10% of the then existing aggregate lender commitment under the facility.

The New Credit Facility may be used for working capital and general corporate purposes and is guaranteed by substantially all of the U.S. and Canadian assets (excluding certain intellectual property and Canadian real estate) of the Company and certain of its U.S. and Canadian subsidiaries and by a pledge of 65% of the equity interests of certain of the Company’s foreign subsidiaries.

Borrowings under the New Credit Facility bear interest based on the daily balance outstanding at an applicable rate per annum calculated quarterly and varied based on the Company’s average availability as set forth in the credit agreement. The New Credit Facility also carries a commitment fee equal to the available but unused borrowings multiplied by an applicable margin (varying from 0.375% to 0.50%).

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

The Company has a strong market position in each of the segments in which it competes due to product, geographic and customer diversity and the Company’s ability to operate as a low cost provider. The Company sells a wide variety of copper, aluminum and fiber optic wire and cable products, which management believes represents one of the most diversified product lines in the industry. As a result, the Company is able to offer its customers a single source for most of their wire and cable requirements.

The following table sets forth net sales and operating income by reportable segment for the periods presented, in millions of dollars:

	Three Fiscal Months Ended				Six Fiscal Months Ended
	July 1, 2011		July 2, 2010		July 1, 2011		July 2, 2010
	Amount	%	Amount	%	Amount	%	Amount	%
Net sales:
North America	$566.4	37%	$447.6	37%	$1,108.2	37%	$854.6	37%
Europe and Mediterranean	469.2	31%	367.6	30%	892.3	30%	724.8	31%
ROW	496.6	32%	393.4	33%	979.3	33%	727.2	32%

Total net sales	$1,532.2	100%	$1,208.6	100%	$2,979.8	100%	$2,306.6	100%

Operating income (loss):
North America	$41.3	51%	$28.6	48%	$76.8	50%	$59.0	50%
Europe and Mediterranean	12.4	16%	3.6	6%	25.9	17%	9.5	8%
ROW	26.1	33%	27.6	46%	50.2	33%	48.6	42%

Total operating income	$79.8	100%	$59.8	100%	$152.9	100%	$117.1	100%

General Cable’s reported net sales are directly influenced by the price of copper, and to a lesser extent, aluminum. The price of copper and aluminum as traded on the London Metal Exchange (“LME”) and COMEX has historically been subject to considerable volatility. During the past few years, global copper prices have been volatile at times setting new average record highs. In the three fiscal months ended July 1, 2011 and July 2, 2010, copper cathode on the COMEX averaged $4.16 and $3.19 per pound, respectively, and the daily price of aluminum averaged $1.26 and $1.02 per pound, respectively. In the six fiscal months ended July 1, 2011 and July 2, 2010, copper cathode on the COMEX averaged $4.27 and $3.24 per pound, respectively, and the daily price of aluminum averaged $1.23 and $1.03 per pound, respectively. The copper and aluminum price volatility is representative of all reportable segments.

General Cable typically passes changes in copper and aluminum prices along to its customers, although there are timing delays of varying lengths depending upon the volatility of metals prices, the type of product, competitive conditions and particular customer arrangements. A significant portion of the Company’s electric utility and telecommunications business and, to a lesser extent, the Company’s electrical infrastructure business has metal escalators written into customer contracts under a variety of price setting and recovery formulas. The remainder of the Company’s business requires that volatility in the cost of metals be recovered through negotiated price changes with customers. In these instances, the ability to change the Company’s selling prices may lag the movement in metal prices by a period of time as the customer price changes are implemented. Therefore, in the short-term, during periods of escalating raw material cost inputs, to the extent the Company is able to increase prices in the market to recover the higher raw material costs, the Company will generally experience a benefit from the sale of its relatively lower value inventory as computed under the weighted average inventory costing method. If the Company is unable to increase prices with the rise in the raw material market prices due to low levels of demand or market dynamics, the Company will experience lower operating income. Conversely, during periods of declining raw material cost inputs, to the extent the Company has to decrease prices in the market due to competitive pressure as the current cost of metals declines, the Company will generally experience downward pressure on its gross profit due to the sale of relatively higher value inventory as computed under the weighted average inventory costing method. If the Company is able to maintain price levels in an environment in which raw material prices are declining due to high levels of demand, the Company will experience higher operating income. The Company hedges a portion of its metal purchases when there is a firm price commitment for a future delivery but does not engage in speculative metals trading.

The Company has also historically experienced volatility on raw materials other than copper and aluminum used in cable manufacturing, such as insulating compounds, steel and wood reels, freight and energy costs. Generally, the Company attempts to adjust selling prices in most of the Company’s markets in order to offset the impact of this raw material price and other cost volatility on reported earnings. The Company’s ability to execute and ultimately realize price adjustments is influenced by competitive conditions in its markets, including manufacturing capacity utilization.

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

Current Business Environment

The wire and cable industry is competitive, mature and cost driven with minimal differentiation for many product offerings among industry participants from a manufacturing or technology standpoint. In the latter part of 2010 and in the first half of 2011 the Company benefited from a recovery in demand. However, demand and pricing levels generally remain low compared to the levels that were achieved prior to the impact of the global financial crisis and economic downturn that began in late 2007.

In addition to the factors previously mentioned, General Cable is currently being affected by the following general macro-level trends:

•	Continued low levels of demand for construction products in Europe;

•	Competitive price pressures in Europe, Asia, and certain emerging markets, particularly those where the Company is a new entrant;

•	Continued political uncertainty and currency volatility in certain developing markets;

•	Volatile commodity pricing, primarily copper and aluminum, as well as recent increased volatility in other cost inputs;

•	An improved North American price environment in most product lines excluding electrical utility products;

•	Worldwide underlying long-term growth trends in electric utility and infrastructure markets;

•	Continuing demand for natural resources, such as oil and gas, and alternative energy initiatives;

•	Increasing demand for further deployment of submarine power and fiber optic communication systems; and

•	Population growth in developing countries with growing middle classes which influences demand for wire and cable.

The Company’s overall financial results discussed in this section of the quarterly report demonstrate the diversification of the Company’s product offering. In addition to the aforementioned macro-level trends, management anticipates that the following trends may affect the financial results of the Company during 2011. The Company’s working capital requirements have been and are expected to be impacted by continued volatile raw materials costs, including metals and insulating materials as well as freight and energy costs, changing demand trends, and volatile currencies, particularly in developing markets.

As part of General Cable’s ongoing efforts to reduce total operating costs, the Company continuously evaluates its ability to more efficiently utilize existing manufacturing capacity. Such evaluation includes the costs associated with and benefits to be derived from the combination of existing manufacturing assets into fewer plant locations and the possible outsourcing of certain manufacturing processes. The Company may idle manufacturing facilities in the future from time to time depending on market conditions and expected demand, and has historically idled manufacturing facilities due to market conditions or expected demand. There were no permanent facility closures during the six months ended July 1, 2011 or July 2, 2010.

General Cable believes its global investment in Lean Six Sigma (“Lean”) training, coupled with effectively utilized manufacturing assets, provides a cost advantage compared to many of its competitors and generates cost savings which help offset higher raw material prices and other general economic costs over time. In addition, General Cable’s customer and supplier integration capabilities, one-stop selling and geographic and product balance are sources of competitive advantage. As a result, the Company believes it is well positioned, relative to many of its competitors, in the current business environment.

The Company has access to various credit facilities around the world and believes that it can adequately fund its global working capital requirements through both internal operating cash flow and use of the various credit facilities. Overall, the capital structure changes made in recent years, including the exchange of convertible debt during the fourth quarter of 2009 which effectively extended the maturity of the largest tranche of debt by 20 years, should allow the Company to maintain financial flexibility. Additionally, as a result of the rapid and significant volatility in metal prices, the Company’s working capital requirements are expected to be variable for the foreseeable future. The Company entered into a new $400 million asset-based revolving credit facility in July 2011 which created greater global operating flexibility to meet working capital requirement needs. See the “Subsequent Event” footnote for additional details.

Acquisitions and Divestitures

Management actively seeks to identify key trends in the industry to capitalize on expanding markets and new niche markets or exit declining or non-strategic markets in order to achieve better returns. The Company also sets aggressive performance targets for its business and intends to refocus or divest those activities that fail to meet targets or do not fit long-term strategies. No acquisitions were made in the six fiscal months ended July 1, 2011.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 2 to the audited annual consolidated financial statements. In the six months ended July 1, 2011, there have been no significant changes to these policies. In the six months ended July 1, 2011 there have been no recent accounting pronouncements that are expected to have a significant effect on the consolidated financial statements.

Venezuelan Operations

On January 8, 2010, the Venezuelan government announced the devaluation of its currency, the BsF and established a two-tier foreign exchange structure. The official exchange rate for essential goods (food, medicine and other essential goods) was adjusted from 2.15 BsF per U.S. dollar to 2.60 BsF per U.S. dollar. The official exchange rate for non-essential goods was adjusted from 2.15 BsF per U.S. dollar to 4.30 BsF per U.S. dollar. The Company remeasures the financial statements of its Venezuelan subsidiary at the rate at which the Company expects to remit dividends, which is 4.30 BsF per U.S dollar. Due to the impact of the devaluation of its currency by the Venezuelan government, the Company recorded a pre-tax charge of $29.8 million in the first quarter of 2010 related to the remeasurement of the local balance sheet on the date of the devaluation at the official non-essential rate.

Effective January 1, 2011, the Central Bank of Venezuela and the Ministry of Finance published an amendment to Convenio Cambiario No. 14 (the Exchange Law), whereby the official exchange rate was set at 4.30 BsF per U.S. dollar, eliminating the 2.60 BsF per U.S. dollar rate previously established for essential goods in the first quarter of 2010. Thereafter, the Company can only import copper at the 4.30 BsF per U.S. dollar rate. In the three and six months ended July 1, 2011, the Company purchased 9.0 million pounds of copper and has been approved to purchase 4.2 million pounds over the balance of the year at the 4.30 BsF per U.S. dollar rate.

In the second quarter of 2010, the Company was authorized to import copper at the official exchange rate for essential goods of 2.60 BsF per U.S. dollar. For the three and six months ended July 2, 2010, the Company recorded $4.4 million in foreign exchange gains related to transactions completed at the 2.60 BsF per U.S. dollar essential rate. Copper imports prior to the approval were imported at the parallel rate which was closed down on June 9, 2010. For the three and six months ended July

2, 2010, the Company recorded $2.4 million and $10.7 million in foreign exchange losses related to copper imports at the parallel rate.

At July 1, 2011 and December 31, 2010, the Company’s total assets in Venezuela were $276.8 million and $225.2 million and total liabilities were $69.2 million and $36.2 million, respectively. At July 1, 2011 and December 31, 2010, total assets included BsF denominated monetary assets of $125.6 million and $88.9 million, which consisted primarily of $77.5 million and $50.9 million of cash, and $44.0 million and $35.6 million of accounts receivable, respectively. At July 1, 2011 and December 31, 2010, total liabilities included BsF denominated monetary liabilities of $30.4 million and $26.3 million, which consisted primarily of $20.9 million and $15.8 million of accounts payable and other accruals, respectively. All monetary assets and liabilities were remeasured at 4.30 BsF per U.S. dollar at July 1, 2011 and December 31, 2010.

Sales in Venezuela were 3% and 4% of consolidated net sales for the quarters ended July 1, 2011 and July 2, 2010, respectively. Operating income in Venezuela was 14% and 17% of consolidated operating income for the quarters ended July 1, 2011 and July 2, 2010, respectively. The Company’s sales in Venezuela were 3% of consolidated net sales for the six months ended July 1, 2011 and July 2, 2010, respectively. Operating income in Venezuela was 12% and 16% of consolidated operating income for the six months ended July 1, 2011 and July 2, 2010, respectively. For the quarter ended July 1, 2011, Venezuela’s sales and cost of goods sold were approximately 89% and 29% BsF denominated and approximately 11% and 71% U.S. dollar denominated, respectively. For the quarter ended July 2, 2010, Venezuela’s sales and cost of goods sold were approximately 83% and 29% BsF denominated and approximately 17% and 71% U.S. dollar denominated, respectively. For the six months ended July 1, 2011, Venezuela’s sales and cost of goods sold were approximately 90% and 29% BsF denominated and approximately 10% and 71% U.S. dollar denominated, respectively. For the six months ended July 2, 2010, Venezuela’s sales and cost of goods sold were approximately 80% and 29% BsF denominated and approximately 20% and 71% U.S. dollar denominated, respectively.

During the three and six months ended July 1, 2011, the Company settled $15 million of U.S. dollar denominated intercompany payables and accounts payable in Venezuela. During the three and six months ended July 2, 2010, the Company settled $16 million and $36 million of U.S. dollar denominated intercompany payables and accounts payable in Venezuela, respectively. During the three and six months ended July 1, 2011 settlements were made at the official exchange rate of 4.30 BsF per U.S. dollar on U.S. dollar denominated intercompany payables and accounts payable. For the three and six months ended July 2, 2010, U.S. dollar denominated intercompany payables and accounts payable of approximately 2% and 11% were settled at official exchange rates and 98% and 89% were settled at parallel rates which averaged 7.49 BsF per U.S. dollar and 7.00 BsF per U.S. dollar, respectively. At July 1, 2011, $39 million of requests for U.S. dollars to settle U.S. dollar denominated liabilities remained pending which the Company expects will be settled at the 4.30 BsF per U.S. dollar rate. Approximately $26 million of the requested settlements are current, $12 million have been pending up to 180 days and $1 million have been pending over one year. Currency exchange controls in Venezuela continue to limit the Company’s ability to remit funds from Venezuela. We do not consider the net assets of Venezuela to be integral to the Company’s ability to service our debt and operational requirements.

As a result of government restrictions, Venezuela continues to operate in a difficult economic environment. We have historically taken steps to address operational challenges including obtaining approval of copper imports at the 4.30 essential BsF per U.S. dollar rate in the first six months of 2011, purchasing other raw material products domestically, and adjusting prices to reflect raw material cost and adherence to government price controls.

Results of Operations

The following table sets forth, for the periods indicated, statement of operations data in millions of dollars and as a percentage of net sales. Percentages may not add due to rounding.

	Three Fiscal Months Ended				Six Fiscal Months Ended
	July 1, 2011		July 2, 2010		July 1, 2011		July 2, 2010
	Amount	%	Amount	%	Amount	%	Amount	%
Net sales	$1,532.2	100.0%	$1,208.6	100.0%	$2,979.8	100.0%	$2,306.6	100.0%
Cost of sales	1,357.6	88.6%	1,063.9	88.0%	2,638.2	88.5%	2,024.3	87.8%

Gross profit	174.6	11.4%	144.7	12.0%	341.6	11.5%	282.3	12.2%
Selling, general and administrative expenses	94.8	6.2%	84.9	7.0%	188.7	6.3%	165.2	7.2%

Operating income	79.8	5.2%	59.8	4.9%	152.9	5.1%	117.1	5.1%
Other income (expense)	(3.9)	(0.3)%	(3.0)	(0.2)%	3.1	0.1%	(39.5)	(1.7)%
Interest expense, net	(21.6)	(1.4)%	(17.7)	(1.5)%	(43.6)	(1.5)%	(35.6)	(1.5)%

Income before income taxes	54.3	3.5%	39.1	3.2%	112.4	3.8%	42.0	1.8%
Income tax (provision) benefit	(17.2)	(1.1)%	(14.1)	(1.2)%	(36.6)	(1.2)%	(22.4)	(1.0)%
Equity in net earnings of affiliated companies	1.0	—%	0.3	—%	1.4	—%	0.6	—%

Net income including non-controlling interest	38.1	2.5%	25.3	2.1%	77.2	2.6%	20.2	0.9%
Less: preferred stock dividends	0.1	—%	0.1	—%	0.2	—%	0.2	—%
Less: net income attributable non-controlling interest	0.5	—%	1.4	0.1%	1.3	—%	4.0	0.2%

Net income attributable to Company common shareholders	$37.5	2.4%	$23.8	2.0%	$75.7	2.5%	$16.0	0.7%

Three Fiscal Months Ended July 1, 2011, Compared with Three Fiscal Months Ended July 2, 2010

Net Sales

The following tables set forth net sales, metal-adjusted net sales, and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for the second quarter of 2010 have been adjusted to reflect the second quarter of 2011 copper COMEX average price of $4.16 per pound (a $0.97 increase compared to the same period in 2010) and the aluminum average price of $1.26 per pound (a $0.24 increase compared to the same period in 2010). Metal-adjusted net sales, a non-GAAP financial measure, are provided herein in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. The comparable GAAP financial measure is set forth above. See previous discussion of metal price volatility in the “Overview” section.

	Net Sales
	Three Fiscal Months Ended
	July 1, 2011		July 2, 2010
	Amount	%	Amount	%
North America	$566.4	37%	$447.6	37%
Europe and Mediterranean	469.2	31%	367.6	30%
ROW	496.6	32%	393.4	33%

Total net sales	$1,532.2	100%	$1,208.6	100%

	Metal-Adjusted Net Sales
	Three Fiscal Months Ended
	July 1, 2011		July 2, 2010
	Amount	%	Amount	%
North America	$566.4	37%	$504.0	37%
Europe and Mediterranean	469.2	31%	414.5	30%
ROW	496.6	32%	459.8	33%

Total metal-adjusted net sales	$1,532.2	100%	$1,378.3	100%

Metal adjustment			(169.7)

Total net sales	$1,532.2		$1,208.6

	Metal Pounds Sold
	Three Fiscal Months Ended
	July 1, 2011		July 2, 2010
	Pounds	%	Pounds	%
North America	84.4	34%	73.7	33%
Europe and Mediterranean	71.6	28%	68.7	30%
ROW	96.1	38%	83.1	37%

Total metal pounds sold	252.1	100%	225.5	100%

Net sales increased $323.6 million to $1,532.2 million in the second quarter of 2011 from $1,208.6 million in the second quarter of 2010. After adjusting second quarter 2010 net sales to reflect the $0.97 increase in the average monthly COMEX prices per pound of copper and the $0.24 increase in the average aluminum price per pound, net sales of $1,532.2 million reflect an increase of $153.9 million or 11%, from the metal adjusted net sales of $1,378.3 million in 2010. Volume, as measured by metal pounds sold increased 26.6 million pounds or 12% to 252.1 million pounds in the second quarter of 2011 as compared to 225.5 million pounds in the second quarter of 2010. Metal pounds sold is provided herein as the Company believes this metric to be an alternative measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. The increase in sales on a metal adjusted basis is due to increased volume of $58.5 million, favorable selling price/product mix of approximately $9.2 million, favorable foreign currency exchange rate changes on the translation of reported revenues of $80.3 million, and incremental net sales of $5.9 million attributable to acquisitions completed in the second half of 2010.

Metal-adjusted net sales in the North America segment increased $62.4 million, or 12%, principally due to higher sales volume of $24.2 million, favorable selling price/product mix of approximately $35.4 million, and favorable foreign currency exchange rate changes of $2.8 million, principally related to the Canadian dollar. Volume, as measured by metal pounds sold, increased by 10.7 million pounds, or 15%, in the second quarter of 2011 compared to the second quarter of 2010 which is primarily attributable to volume improvement in the electric utility and the electrical infrastructure products primarily used in industrial and specialty applications as well as higher sales of bare transmission products. Net sales in North America also increased due to improved pricing in most product lines partly related to the increase in demand.

Metal-adjusted net sales in the Europe and Mediterranean segment increased $54.7 million, or 13%, principally due to favorable foreign currency exchange rate changes of $45.5 million primarily due to a stronger Euro relative to the U.S. dollar, higher sales volume of $5.6 million, and $5.9 million attributable to acquisitions partially offset by unfavorable selling price/product mix of approximately $2.3 million. Volume, as measured by metal pounds sold, increased by 2.9 million pounds, or 4%, in the second quarter of 2011 compared to the second quarter of 2010. Economic conditions in Europe remained weak influencing demand across a broad spectrum of products; however, the increase in demand was principally attributable to the Company’s project business in Germany.

Metal-adjusted net sales in the ROW segment increased $36.8 million or 8%, principally due to higher sales volume of $28.8 million, and favorable foreign currency exchange rate changes of $32.0 million, primarily due to the strengthening of certain currencies in Central and South America relative to the U.S. dollar, partially offset by unfavorable selling price/product mix of approximately $24.0 million. Volume, as measured by metal pounds sold, increased by 13.0 million pounds, or 16%, in the second quarter of 2011 compared to the second quarter of 2010 which is primarily attributable to low-voltage distribution cable in Brazil related to its “Lights for All” program, investments in the Brazilian infrastructure in preparation for upcoming events such as the 2014 World Cup of Soccer and the 2016 Olympics, bare transmission line products in Brazil, expansion of domestic mining projects in Chile, market penetration in Mexico as well as infrastructure investment and export activity in Central America.

Gross Profit

Gross profit increased to $174.6 million in the second quarter of 2011 from $144.7 million in the second quarter of 2010. The increase in gross profit was primarily due to increased value added pricing in North America, as well as the current quarter benefit of European targeted cost reduction actions taken in prior periods, which include, among other actions, personnel reductions that resulted in a charge of $11.1 million in the second quarter of 2010.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A”) increased to $94.8 million in the second quarter of 2011 from $84.9 million in the second quarter of 2010. The increase in SG&A is primarily the result of incremental investment in resources in the Company’s global sales network and product technology as well as increased costs for new market penetration strategies in the second quarter of 2011 as compared to the second quarter of 2010. The increase in SG&A is also due in part to unfavorable foreign currency exchange rates in the three months ended July 1, 2011 in the amount $5.2 million. SG&A as a percentage of metal-adjusted net sales was approximately 6.2% for the second quarters of 2011 and 2010, respectively.

Operating Income (Loss)

The following table sets forth operating income (loss) by segment, in millions of dollars.

	Operating Income (Loss)
	Three Fiscal Months Ended
	July 1, 2011		July 2, 2010
	Amount	%	Amount	%
North America	$41.3	52%	$28.6	48%
Europe and Mediterranean	12.4	15%	3.6	6%
ROW	26.1	33%	27.6	46%

Total operating income (loss)	$79.8	100%	$59.8	100%

The increase in operating income for the North America segment of $12.7 million is primarily attributable to increased sales volume, benefits from a shift in product mix, as well as an improved pricing environment due to increases in market demand in most product lines excluding electrical utility products in the second quarter of 2011 as compared to the second quarter of 2010.

The increase in operating income for the Europe and Mediterranean segment of $8.8 million is primarily attributable to an increase in sales volumes in the second quarter of 2011 as compared to the second quarter of 2010 as well as the current quarter benefit of European targeted cost reduction efforts, which include, among other actions, personnel reductions that resulted in a charge of $11.1 million in the second quarter of 2010.

Operating income for the ROW segment remained relatively flat in the second quarter of 2011 as compared to the second quarter of 2010. Operating income benefitted from increased volume and price stability in Brazil and Central America, offset by an unfavorable product mix primarily in Thailand and Chile as well as increased costs for new market penetration strategies.

Other Income/ (Expense)

Other income (expense) includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated as well as unrealized gains and losses on derivative instruments that are not designated as cash flow hedges. During the three months ended July 1, 2011 and July 2, 2010, the Company recorded other expense of $3.9 million and $3.0 million, respectively. For the three months ended July 1, 2011 and July 2, 2010, other expense of $3.9 million and $3.0 million, respectively, was primarily attributable to foreign currency transaction losses which resulted from changes in exchange rates in the various countries in which the Company operates.

The functional currency of the Company’s subsidiary in Venezuela is the U.S. dollar; therefore, gains and losses for transactions at a rate other than the official exchange rate are recorded in the statement of operations. The Company remeasures the financial statements of the Venezuelan subsidiary at the rate in which the Company expects to remit dividends, which is 4.30 BsF per U.S. dollar. During the three fiscal months ended July 2, 2010, the Company was authorized to import copper at the official exchange rate for essential goods of 2.60 BsF per U.S. dollar. For the three months ended July 2, 2010, the Company recorded $4.4 million in foreign exchange gains related to transactions completed at the 2.60 BsF per U.S. dollar essential rate. Copper imports prior to the approval were imported at the parallel rate, which was closed down on June 9, 2010. For the three months ended July 2, 2010, the Company recorded $2.4 million in foreign exchange losses related to copper imports at the parallel rate.

Effective January 1, 2011, the Central Bank of Venezuela and the Ministry of Finance published an amendment to Convenio Cambiario No. 14 (the Exchange Law), whereby the official exchange rate was set at 4.30 BsF per U.S. dollar, eliminating the 2.60 BsF per U.S. dollar rate previously established for essential goods in the first quarter of 2010. Therefore, the Company can only import copper at the 4.30 BsF per U.S. dollar rate, eliminating gains and losses in the statement of operations for transactions completed at a rate other than the official exchange rate for the three months ended July 1, 2011. See Item 2, “Venezuelan Operations” for additional details.

Interest Expense

Net interest expense increased to $21.6 million in the second quarter of 2011 from $17.7 million in the second quarter of 2010. Interest expense increased primarily due to additional debt used to fund higher working capital requirements related to increased demand and higher metal costs.

Tax Provision

The Company’s effective tax rate for the second quarters of 2011 and 2010 was 31.7% and 36.1%, respectively. The higher effective tax rate for the second quarter of 2010 was primarily due to the adverse tax impact of certain foreign currency exchange control regulations in Venezuela.

Preferred Stock Dividends

The Company accrued and paid $0.1 million in dividends on its preferred stock in the second quarter of 2011 and 2010.

Six Fiscal Months Ended July 1, 2011 Compared with Six Fiscal Months Ended July 2, 2010

Net Sales

The following tables set forth net sales, metal-adjusted net sales and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for the first six fiscal months of 2010 have been adjusted to reflect the first fiscal six months of 2011 copper COMEX average price of $4.27 per pound (a $1.03 increase compared to the same period in 2010) and the aluminum average price of $1.23 per pound (a $0.20 increase compared to the same period in 2010). Metal-adjusted net sales, a non-GAAP financial measure, are provided herein in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. The comparable GAAP financial measure is set forth above. See previous discussion of metal price volatility in the “Overview” section.

	Net Sales
	Six Fiscal Months Ended
	July 1, 2011		July 2, 2010
	Amount	%	Amount	%
North America	$1,108.2	37%	$854.6	37%
Europe and Mediterranean	892.3	30%	724.8	31%
ROW	979.3	33%	727.2	32%

Total net sales	$2,979.8	100%	$2,306.6	100%

	Metal-Adjusted Net Sales
	Six Fiscal Months Ended
	July 1, 2011		July 2, 2010
	Amount	%	Amount	%
North America	$1,108.2	37%	$964.7	36%
Europe and Mediterranean	892.3	30%	821.1	31%
ROW	979.3	33%	859.9	33%

Total metal-adjusted net sales	$2,979.8	100%	$2,645.7	100%

Metal adjustment			(339.1)

Total net sales	$2,979.8		$2,306.6

	Metal Pounds Sold
	Six Fiscal Months Ended
	July 1, 2011		July 2, 2010
	Pounds	%	Pounds	%
North America	163.8	32%	138.6	32%
Europe and Mediterranean	145.3	29%	137.6	32%
ROW	196.0	39%	156.7	36%

Total metal pounds sold	505.1	100%	432.9	100%

Net sales increased $673.2 million to $2,979.8 million in the first six fiscal months of 2011 from $2,306.6 million in the first six fiscal months of 2010. After adjusting the first six fiscal months 2010 net sales to reflect the $1.03 increase in the average monthly COMEX prices per pound of copper and the $0.20 increase in the average aluminum price per pound, net sales of $2,979.8 million reflect an increase of $334.1 million or 13%, from the metal adjusted net sales of $2,645.7 million in 2010. Volume, as measured by metal pounds sold increased 72.2 million pounds or 17% to 505.1 million pounds in the first six fiscal months of 2011 as compared to 432.9 million pounds in the first six fiscal months of 2010. Metal pounds sold is provided herein as the Company believes this metric to be an alternative measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. The increase in sales on a metal adjusted basis is due to increased volume of $174.0 million, favorable selling price/product mix of approximately $46.1 million, favorable foreign currency exchange rate changes on the translation of reported revenues of $98.3 million, and incremental net sales of $15.7 million attributable to acquisitions completed in the second half of 2010.

Metal-adjusted net sales in the North America segment increased $143.5 million, or 15%, principally due to higher sales volume of $64.9 million, favorable selling price/product mix of approximately $70.2 million, favorable foreign currency exchange rate changes of $4.9 million, principally related to the Canadian dollar, and incremental net sales of $3.5 million attributable to acquisitions. Volume, as measured by metal pounds sold, increased by 25.2 million pounds, or 18%, in the first six fiscal months of 2011 compared to the first six fiscal months of 2010 which is primarily attributable to volume improvement in the electric utility and the electrical infrastructure products primarily used in industrial and specialty applications as well as higher sales of bare transmission products. Net sales in North America also increased due to improved pricing in most product lines due to the increase in demand.

Metal-adjusted net sales in the Europe and Mediterranean segment increased $71.2 million, or 9%, principally due to higher sales volume of $19.2 million, incremental net sales of $11.8 million attributable to acquisitions, and favorable foreign currency exchange rate changes of $42.0 million, primarily due to a stronger euro relative to the U.S. dollar, partially offset by unfavorable selling price/product mix of approximately $1.8 million. Volume, as measured by metal pounds sold, increased by 7.7 million pounds, or 6%, in the first six fiscal months of 2011 compared to the first six fiscal months of 2010. Economic conditions in Europe remained weak, influencing demand across a broad spectrum of products; however, volumes for low-voltage cables in the Spanish domestic construction markets as well as the Company’s project business in Germany performed above the first six fiscal months of 2010.

Metal-adjusted net sales in the ROW segment increased $119.4 million or 14%, principally due to higher sales volume of $89.9 million, favorable foreign currency exchange rate changes of $51.4 million, primarily due to the strengthening of certain currencies in Central and South America relative to the dollar, and incremental net sales of $0.4 million attributable to acquisitions partially offset by unfavorable selling price/product mix of approximately $22.3 million. Volume, as measured by metal pounds sold, increased by 39.3 million pounds, or 25%, in the first six fiscal months of 2011 compared to the first six fiscal months of 2010 which is primarily attributable to low-voltage distribution cable in Brazil related to its “Lights for All” program, investments in the Brazilian infrastructure in preparation for upcoming events such as the 2014 World Cup of Soccer and the 2016 Olympics, bare transmission line products in Brazil, stronger construction and export activity in Thailand, expansion of domestic mining projects in Chile, as well as infrastructure investment in Central America.

Gross Profit

Gross profit increased to $341.6 million in the first six fiscal months of 2011 from $282.3 million in the first six fiscal months of 2010. The increase in gross profit was primarily due to increased value added pricing in North America, as well as the current quarter benefit of European targeted cost reduction efforts, which include, among other actions, personnel reductions which resulted in a charge of $15.0 million made in the first six months of 2010.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A”) increased to $188.7 million in the first six fiscal months of 2011 from $165.2 million in the first six fiscal months of 2010. The increase in SG&A is primarily a result of incremental investment in resources related to the Company’s global sales network and product technology as well as increased costs for new market penetration strategies in the first six fiscal months of 2011 as compared to the first six fiscal months of 2010. The increase in SG&A is also due in part to unfavorable foreign currency exchange rates in the six months ended July 1, 2011 in the amount of $6.5 million. SG&A as a percentage of metal-adjusted net sales was approximately 6.3% and 6.2% for the first six fiscal months of 2011 and 2010, respectively.

Operating Income (Loss)

The following table sets forth operating income (loss) by segment, in millions of dollars.

	Operating Income (Loss)
	Six Fiscal Months Ended
	July 1, 2011		July 2, 2010
	Amount	%	Amount	%
North America	$76.8	50%	$59.0	50%
Europe and Mediterranean	25.9	17%	9.5	8%
ROW	50.2	33%	48.6	42%

Total operating income (loss)	$152.9	100%	$117.1	100%

The increase in operating income for the North America segment of $17.8 million is primarily attributable to increased sales volume, benefits from a shift in product mix as well as a favorable pricing environment due to an increases in market demand in most product lines excluding electrical utility products in the first six fiscal months of 2011 as compared to the first six fiscal months of 2010.

The increase in operating income for the Europe and Mediterranean segment of $16.4 million is primarily attributable to an increase in sales volume in the first six fiscal months of 2011 as compared to the first six fiscal months of 2010 as well as the current quarter benefit of European targeted cost reduction efforts, which include, among other actions, personnel reductions which resulted in a charge of $15.0 million made in the first six months of 2010.

Operating income for the ROW segment was relatively flat in the first six months of 2011 as compared to the first six fiscal months of 2010. Operating income benefitted from an increase in sales volumes in the first six months of 2011 as compared to 2010, and price stability primarily in Brazil, Oceania, and Central America which was partially offset by unfavorable product mix primarily in Thailand and Chile as well as increased costs for new market penetration strategies in the first six fiscal months of 2011 as compared to the first six fiscal months of 2010.

Other Income/ (Expense)

Other income (expense) includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated as well as unrealized gains and losses on derivative instruments that are not designated as cash flow hedges. During the six months ended July 1, 2011 and July 2, 2010, the Company recorded other income of $3.1 million and other expense of $39.5 million, respectively. For the six months ended July 1, 2011, other income of $3.1 million was primarily the result of unrealized gains and losses on derivative instruments which were not designated as cash flow hedges and foreign currency transaction gains and losses. For the six months ended July 2, 2010, other expense of $39.5 million was attributable to the $29.8 million Venezuelan currency devaluation related to the remeasurement of the local balance sheet on the date of the devaluation at the official non-essential rate and other expense of $9.7 million resulting primarily from foreign currency transaction gains and losses.

The functional currency of the Company’s subsidiary in Venezuela is the U.S. dollar; therefore, gains and losses for transactions at a rate other than the official exchange rate for non-essential goods are recorded in the statement of operations. During the six fiscal months ended July 2, 2010 the Company was authorized to import copper at the official exchange rate for essential goods of 2.60 BsF per U.S. dollar. For the six months ended July 2, 2010, the Company recorded $4.4 million in foreign exchange gains related to transactions completed at the 2.60 BsF per U.S. dollar essential rate. Copper imports prior to the approval were imported at the parallel rate which was closed down on June 9, 2010. For the six months ended July 2, 2010, the Company recorded $10.7 million in foreign exchange losses related to copper imports at the parallel rate.

Effective January 1, 2011, the Central Bank of Venezuela and the Ministry of Finance published an amendment to Convenio Cambiario No. 14 (the Exchange Law), whereby the official exchange rate was set at 4.30 BsF per U.S. dollar, eliminating the 2.60 BsF per U.S. dollar rate previously established for essential goods in the first quarter of 2010. Therefore, the Company can only import copper at the 4.30 BsF per U.S. dollar rate and no gains or losses were recorded in the statement of operations for the six months ended July 1, 2011. See Item 2, “Venezuelan Operations” for additional details.

Interest Expense

Net interest expense increased to $43.6 million in the first six months of 2011 from $35.6 million in the first six months of 2010. Interest expense increased primarily due to additional debt used to fund higher working capital requirements related to increased demand and higher metal costs.

Tax Provision

The Company’s effective tax rate for the first six months of 2011 and 2010 was 32.6% and 53.3%, respectively. The Company’s high effective tax rate for the first six months of 2010 was primarily attributable to the Venezuelan Bolivar devaluation for which there was no tax benefit.

Preferred Stock Dividends

The Company accrued and paid $0.2 million in dividends on its preferred stock in the first six fiscal months of 2011 and 2010.

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

Summary of Cash Flows

Operating cash outflow of $82.5 million in the first six fiscal months of 2011 reflects a net working capital use of $219.1 million driven principally by increases in inventories and accounts receivable of $223.8 million and $164.3 million, respectively, which were partially offset by increases in accounts payable, accrued and other liabilities of $183.4 million. The increase in inventory is primarily due to the increase in metal prices in the first six months of the year and seasonal trends in which inventories are built in anticipation of demand during the spring and summer months when construction activity increases. The increase in accounts receivable is due to higher global selling prices in response to increased raw material costs and increased trading activity in the months leading up to July 1, 2011, as compared to the months leading up to July 2, 2010. The increase in accounts payable, accrued and other liabilities was the result of incremental manufacturing activity due to increased demand and higher raw material cost inputs. Partially offsetting this $219.1 million net working capital use of cash is $136.6 million of net income adjusted for non-cash items, primarily depreciation and amortization.

In Venezuela, government restrictions on the transfer of cash out of the country have limited the Company’s ability to immediately repatriate cash. Approximately 18% and 11% of the consolidated cash balance as of July 1, 2011 and December 31, 2010, respectively, is held in Venezuela. In Venezuela, the transfer of cash out of the country is limited due to government restrictions as noted in “Venezuelan Operations.” The Company has been approved to transfer cash out to purchase dollars to import approximately 4.2 million pounds of copper which will lower the cash balance over the remainder of the year.

Cash flow used by investing activities was $51.9 million in the first six fiscal months of 2011, principally reflecting $55.5 million of capital expenditures. The Company continues to focus its capital program around the world to upgrade equipment, improve efficiency and throughput and enhance productivity as well as a focus on opportunities in emerging markets and in the specialty and submarine cable businesses. The Company anticipates capital spending to be approximately $110 million to $130 million in 2011.

Financing activities in the six fiscal months of 2011 generated $110.7 million of cash inflows primarily related to borrowings on various short-term credit facilities in the Company’s ROW segment. See the “Debt and Other Contractual Obligations” section below for details.

Debt and Other Contractual Obligations

The Company’s outstanding debt obligations were $1,119.1 million as of July 1, 2011, which consisted of $9.8 million of 1.00% Senior Convertible Notes due in 2012 (net of debt discount), $304.8 million of 0.875% Convertible Notes due in 2013 (net of debt discount), $164.5 million of Subordinated Convertible Notes due in 2029 (net of debt discount), $200.0 million of 7.125% Senior Notes due in 2017, $125.0 million of Senior Floating Rate Notes due in 2015, $42.1 million drawn on the Amended Credit Facility, $44.8 million of Spanish Term Loans, $29.1 million drawn on Europe and Mediterranean credit facilities, $171.4 million drawn on ROW credit facilities and $27.6 million of various other short-term loans. See Note 8 to the Condensed Consolidated Financial Statements for additional information regarding the Company’s outstanding debt obligations.

Failure to comply with any of the covenants, financial tests and ratios required by the Company’s existing or future debt obligations could result in a default under those agreements and under other agreements containing cross-default provisions, as defined in the Company’s Amended Credit Facility, 1.00% Senior Convertible Notes, 0.875% Convertible Notes, Subordinated Convertible Notes, 7.125% Senior Notes, Senior Floating Rate Notes and various other credit facilities maintained by the Company’s restricted subsidiaries. A default would permit lenders to cease making further extensions of credit, accelerate the maturity of the debt under these agreements and foreclose upon any collateral securing that debt. The lenders under the Company’s Amended Credit Facility have a pledge of all of the capital stock of existing and future U.S. and Canadian subsidiaries. The lenders under the Company’s Amended Credit Facility have a lien on substantially all of the Company’s U.S. and Canadian assets, including existing and future accounts receivable, cash, general intangibles, investment property and real property. The Company also has incurred secured debt in connection with some of its European operations. The lenders under these European secured credit facilities also have liens on assets of certain of our European subsidiaries. As a result of these pledges and liens, if the Company fails to meet its payment or other obligations under any of its secured indebtedness, the lenders under the applicable credit agreement would be entitled to foreclose on substantially all of the Company’s assets and liquidate these assets. Broadly, cross-default provisions would permit lenders to cause such indebtedness to become due prior to its stated maturity in the event a default remains unremedied for a period of time under the terms of one or more financing agreements, a change in control or a fundamental change. As of July 1, 2011 and December 31, 2010, the Company was in compliance with all material debt covenants.

The Company’s defined benefit plans at December 31, 2010 were underfunded by $99.6 million. Pension expense for the Company’s defined benefit pension plans for the six fiscal months ended July 1, 2011, was $6.9 million and cash contributions were approximately $6.0 million.

The Company anticipates being able to meet its obligations as they come due based on historical experience and the expected availability of funds under its current credit facilities. The Company’s contractual obligations and commercial commitments as of July 1, 2011, (in millions of dollars) are summarized below.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Contractual obligations(1,4):
Total debt (excluding capital leases)	$1,113.3	$210.5	$390.7	$136.7	$375.4
Convertible debt at maturity(6)	316.0	—	51.0	—	265.0
Capital leases	5.8	1.2	2.5	2.1	—
Interest payments on 7.125% Senior Notes	82.0	14.3	28.6	28.6	10.5
Interest payments on Senior Floating Rate Notes	12.6	3.3	6.6	2.7	—
Interest payments on 0.875% Convertible Notes	7.4	3.1	4.3	—	—
Interest payments on 1.00% Senior Convertible Notes	0.1	0.1	—	—	—
Interest payments on Subordinated Convertible Notes	264.5	19.3	38.6	38.6	168.0
Interest payments on Spanish term loans	2.9	1.7	1.2	—	—
Operating leases(2)	80.7	20.4	30.1	14.7	15.5
Preferred stock dividend payments	0.8	0.3	0.5	—	—
Defined benefit pension obligations(3)	171.2	15.0	31.7	34.0	90.5
Postretirement benefits	8.0	1.2	2.1	1.5	3.2
Unrecognized tax benefits, including interest and penalties(5)	—	—	—	—	—

Total	$2,065.3	$290.4	$587.9	$258.9	$928.1

1)	This table does not include interest payments on General Cable’s revolving credit facilities because the future amounts are based on variable interest rates and the amount of the borrowings under the Amended Credit Facility and Spanish Credit Facility fluctuate depending upon the Company’s working capital requirements.
2)	Operating lease commitments are described under “Off Balance Sheet Assets and Obligations.”
3)	Defined benefit pension obligations reflect the Company’s estimates of contributions that will be required in 2011 to meet current law minimum funding requirements.
4)	This table does not include derivative instruments as the ultimate cash outlays cannot be reasonably predicted. Information on these items is provided under Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”
5)	Unrecognized tax benefits of $82.2 million have not been reflected in the above table due to the inherent uncertainty as to the amount and timing of settlement, which is contingent upon the occurrence of possible future events, such as examinations and determinations by various tax authorities.
6)	Represents the current debt discount on the Company’s 1.00% Senior Convertible Notes, 0.875% Convertible Notes and Subordinated Convertible Notes.

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

As of July 1, 2011, the Company had $46.7 million in letters of credit, $208.1 million in various performance bonds and $194.3 million in other guarantees. Other guarantees include bank guarantees and advance payment bonds. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self-insurance claims, defined benefit plan obligations, contract performance, quality and other various bank and financing guarantees. Advance payment bonds are often required by customers when we obtain advance payments to secure the production of cable for long term contracts. The advance payment bonds provide the customer protection on their deposit in the event that the Company does not perform under the contract. See “Liquidity and Capital Resources” for excess availability under the Company’s various credit borrowings.

See the previous section, “Debt and Other Contractual Obligations,” for information on debt-related guarantees.

Environmental Matters

The Company’s expenditures for environmental compliance and remediation amounted to approximately $1.0 million and $0.6 million for the three months ended July 1, 2011 and July 2, 2010, respectively. The Company’s expenditures for environmental compliance and remediation amounted to approximately $1.6 million and $1.0 million for the six months ended July 1, 2011 and July 2, 2010, respectively. In addition, certain of General Cable’s subsidiaries have been named as potentially responsible parties in proceedings that involve environmental remediation. The Company has accrued $2.0 million at July 1, 2011, and $1.5 million at December 31, 2010, for all environmental liabilities. While it is difficult to estimate future environmental liabilities, the Company does not currently anticipate any material adverse effect on results of operations, cash flows or financial position as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General Cable is exposed to various market risks, including changes in interest rates, foreign currency and raw material (commodity) prices. To manage risks associated with the volatility of these natural business exposures; General Cable enters into interest rate, commodity and foreign currency derivative agreements, as well as copper and aluminum forward pricing agreements. General Cable does not purchase or sell derivative instruments for trading purposes. General Cable does not engage in trading activities involving commodity contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques. Depending on the extent of an unrealized loss position on a derivative contract held by the Company, certain counterparties may require a deposit to secure the derivative contract position. As of July 1, 2011, and December 31, 2010 there were no contracts held by the Company that required collateral to secure the Company’s derivative liability positions.

The notional amounts and fair values of these designated cash flow financial instruments at July 1, 2011 and December 31, 2010 are shown below (in millions). The carrying amount of the financial instruments was a net asset of $7.4 million and $27.1 million at July 1, 2011 and December 31, 2010, respectively.

	July 1, 2011		December 31, 2010
	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash flow hedges:
Interest rate swaps	$54.6	$(0.5)	$57.8	$(1.8)
Commodity futures	261.9	7.9	164.6	30.6
Foreign currency forward exchanges	46.3	—	115.2	(1.7)

		$7.4		$27.1

For derivative instruments that are not designated as cash flow hedges, the unrealized gain or loss on the derivatives is reported in current earnings. For the three fiscal months ended July 1, 2011 and July 2, 2010, the Company recorded a gain of $0.4 million and $0.8 million, respectively, for derivatives instruments not designated as cash flow hedges in other income/(expense) on the condensed consolidated statements of operations. For the six fiscal months ended July 1, 2011 and July 2, 2010, the Company recorded a gain of $6.4 million and $0.4 million, respectively, for derivative instruments not designated as cash flow hedges in other income/(expense) on the condensed consolidated statements of operations. As of July 1, 2011 and December 31, 2010, derivative instruments not designated as cash flow hedges had a notional value of $485.3 million and $321.9 million, respectively.

Other Forward Pricing Agreements

In the normal course of business, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At July 1, 2011 and December 31, 2010, General Cable had $50.9 million and $30.8 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At July 1, 2011 and December 31, 2010, the fair value of these arrangements was $52.0 million and $35.6 million, respectively, and General Cable had an unrealized gain of $1.1 million and $4.8 million, respectively, related to these transactions. General Cable expects the unrealized gains (losses) under these agreements to be largely offset as a result of firm sales price commitments with customers.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of July 1, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of July 1, 2011.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. In connection with the preparation of this Quarterly Report on Form 10-Q, as of July 1, 2011, the Company, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this process, management concluded that internal control over financial reporting was effective as of July 1, 2011.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting, as such item is defined in Exchange Act Rules 13a–15(f) and 15d–15(f), during the fiscal quarter ended July 1, 2011, that have materially affected, or are reasonable likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date of this filing, there have been no additional material legal proceedings or material developments in the legal proceedings disclosed in the Company’s 2010 Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see (i) the risk factors discussion provided under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, (ii) the “Cautionary Statement Regarding Forward-Looking Statements” included in Part I, Item 2 of this Quarterly Report on Form 10-Q and the updated risk factor set forth below in this Part II, Item 1A of this Quarterly Report on Form 10-Q.

The Company hereby updates its risk factor set forth in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 to read in its entirety as follows:

Pending antitrust and competition law investigations relating to the cable industry could negatively impact our Company

The U.S. Department of Justice (“DOJ”) and the European Commission have been conducting antitrust and competition law investigations relating to the cable industry, which we believe relate primarily to the submarine and underground high-voltage power cables businesses. We have not been engaged in the submarine power cable business prior to 2009. We only recently entered the submarine power cable business in March 2009 through our German affiliate, Norddeutsche Seekabelwerke GmbH & Co., which we acquired in 2007 and subsequently invested in so that we could enter the market. We have received requests for information from both the DOJ and the European Commission and provided documents and responses to inquiries in connection with their investigations. We may receive further requests for information from the DOJ.

No wrongdoing by us or any of our subsidiaries has been alleged by the DOJ nor have we been named in any other cases or proceedings which have been brought by competition authorities in various countries against wire and cable companies in the submarine and underground power cables businesses. If any claims were to be made, defending them could involve us in lengthy proceedings.

On July 5, 2011, the European Commission issued a Statement of Objections in relation to its ongoing competition investigation alleging that two General Cable affiliates in Europe engaged in violations of competition law in the underground power cables businesses for a limited period of time. The Company is reviewing the Statement of Objections and intends to defend itself against the allegations. The defense of the Company in response to the European Commission’s Statement of Objections could involve us in lengthy proceedings.

If we or our subsidiaries were found to have violated antitrust or competition regulations at any time, we or our subsidiaries could be subject to fines and claims for damages, which could be substantial and materially impact our consolidated financial results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The employees of the Company do have the right to surrender to the Company shares in payment of minimum tax obligations upon the vesting of grants of common stock under the Company’s equity compensation plans. During the fiscal quarter ended July 1, 2011, 1,287 shares were surrendered to the Company by employees in payment of minimum tax obligations upon the vesting of nonvested stock under the Company’s equity compensation plans, and the average price paid per share was $46.47. During the six months ended July 1, 2011, 11,512 shares were surrendered to the Company by employees in payment of minimum tax obligations upon the vesting of nonvested stock under the Company’s equity compensation plans, and the average price paid per share was $40.69.

ITEM 6. EXHIBITS

The following exhibits are filed herewith or incorporated herein by reference. Documents indicated by an asterisk (*) are filed herewith. Documents not indicated by an asterisk are incorporated by reference to the document indicated.

a)	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Post-Effective Amendment No. 1 to Form S-4 (File No. 333-143017) filed on June 11, 2007).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K (File No. 001-12983) filed on May 14, 2010).

3.3	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K (File No. 001-12983) as filed on May 14, 2010).

*12.1	Computation of Ratio of Earnings to Fixed Charges

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) or 15d – 14

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) or 15d – 14

*32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Cable Corporation

Signed:	August 4, 2011	By:	/s/ BRIAN J. ROBINSON
Brian J. Robinson
Executive Vice President, Chief
Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Post-Effective Amendment No. 1 to Form S-4 (File No. 333-143017) filed on June 11, 2007).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K (File No. 001-12983) filed on May 14, 2010).

3.3	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K (File No. 001-12983) as filed on May 14, 2010).

*12.1	Computation of Ratio of Earnings to Fixed Charges

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) or 15d – 14

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) or 15d – 14

*32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.