Form 10-Q
period 2011-09-30
GENERAL CABLE CORP /DE/
filed 2011-11-03
CIK 886035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 27, 2011
Common Stock, $0.01 per value	52,188,356

GENERAL CABLE CORPORATION AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL STATEMENTS

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in millions, except per share data)

(unaudited)

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Net sales	$1,517.8	$1,200.5	$4,497.6	$3,507.1

Cost of sales	1,361.4	1,075.2	3,999.6	3,099.5

Gross profit	156.4	125.3	498.0	407.6

Selling, general and administrative expenses	93.0	83.2	281.7	248.4

Operating income	63.4	42.1	216.3	159.2

Other income (expense)	(31.5)	7.7	(28.4)	(31.8)

Interest income (expense):
Interest expense	(25.4)	(19.4)	(73.0)	(57.2)
Interest income	2.2	1.5	6.2	3.7

	(23.2)	(17.9)	(66.8)	(53.5)

Income before income taxes	8.7	31.9	121.1	73.9
Income tax (provision) benefit	(5.5)	(10.5)	(42.1)	(32.9)
Equity in earnings of affiliated companies	0.8	0.4	2.2	1.0

Net income including non-controlling interest	4.0	21.8	81.2	42.0

Less: preferred stock dividends	0.1	0.1	0.3	0.3
Less: net income attributable to non-controlling interest	0.3	3.6	1.6	7.6

Net income attributable to Company common shareholders	$3.6	$18.1	$79.3	$34.1

Earnings per share

Earnings per common share-basic	$0.07	$0.35	$1.52	$0.65

Weighted average common shares-basic	52.2	52.1	52.2	52.1

Earnings per common share-assuming dilution	$0.07	$0.34	$1.47	$0.65

Weighted average common shares-assuming dilution	53.4	53.1	54.2	53.1

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in millions, except share data)

(unaudited)

	September 30, 2011	December 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$416.6	$458.7
Receivables, net of allowances of $23.0 million at September 30, 2011 and $21.1 million at December 31, 2010	1,199.9	1,067.0
Inventories, net	1,251.5	1,118.9
Deferred income taxes	65.7	39.8
Prepaid expenses and other	120.8	121.3

Total current assets	3,054.5	2,805.7

Property, plant and equipment, net	1,031.4	1,039.6
Deferred income taxes	15.6	11.3
Goodwill	165.2	174.9
Intangible assets, net	184.6	199.6
Unconsolidated affiliated companies	18.9	17.3
Other non-current assets	72.2	79.3

Total assets	$4,542.4	$4,327.7

Liabilities and Total Equity
Current Liabilities:
Accounts payable	$985.3	$922.5
Accrued liabilities	476.8	376.7
Current portion of long-term debt	183.9	121.0

Total current liabilities	1,646.0	1,420.2

Long-term debt	880.6	864.5
Deferred income taxes	204.2	202.4
Other liabilities	219.3	235.3

Total liabilities	2,950.1	2,722.4

Commitments and Contingencies

Total Equity:
Redeemable convertible preferred stock, at redemption value (liquidation preference of $50.00 per share):
September 30, 2011 – 76,002 shares outstanding
December 31, 2010 – 76,202 shares outstanding	3.8	3.8
Common stock, $0.01 par value, issued and outstanding shares:
September 30, 2011 – 52,188,356 (net of 6,227,781 treasury shares)
December 31, 2010 – 52,116,390 (net of 6,211,854 treasury shares)	0.6	0.6
Additional paid-in capital	663.3	652.8
Treasury stock	(73.8)	(74.0)
Retained earnings	954.6	875.3
Accumulated other comprehensive income (loss)	(73.0)	23.5

Total Company shareholders’ equity	1,475.5	1,482.0
Non-controlling interest	116.8	123.3

Total equity	1,592.3	1,605.3

Total liabilities and equity	$4,542.4	$4,327.7

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Nine Fiscal Months Ended
	September 30, 2011	October 1, 2010
Cash flows of operating activities:
Net income (loss) including non-controlling interest	$81.2	$42.0
Adjustments to reconcile net income (loss) to net cash flows of operating activities:
Depreciation and amortization	84.8	74.8
Amortization on restricted stock awards	2.6	3.2
Foreign currency exchange (gain) loss	24.3	31.6
Deferred income taxes	(27.0)	(7.4)
Excess tax (benefits) deficiencies from stock-based compensation	(1.0)	(0.2)
Convertible debt instruments noncash interest charges	15.4	14.3
(Gain) loss on disposal of property	(1.6)	(1.4)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in receivables	(160.2)	(122.6)
(Increase) decrease in inventories	(159.0)	(142.7)
(Increase) decrease in other assets	(22.9)	(7.7)
Increase (decrease) in accounts payable, accrued and other liabilities	124.2	96.7

Net cash flows of operating activities	(39.2)	(19.4)

Cash flows of investing activities:
Capital expenditures	(86.2)	(82.5)
Proceeds from properties sold	2.9	4.4
Acquisitions, net of cash acquired	—	(31.7)
Other	0.7	3.4

Net cash flows of investing activities	(82.6)	(106.4)

Cash flows of financing activities:
Preferred stock dividends paid	(0.3)	(0.3)
Excess tax benefits (deficiencies) from stock-based compensation	1.0	0.2
Proceeds from revolving credit borrowings	687.6	11.1
Repayments of revolving credit borrowings	(666.7)	(11.1)
Proceeds (repayments) of other debt	51.3	61.1
Dividends to non-controlling interest	(3.8)	(3.9)
Proceeds from exercise of stock options	1.2	0.2

Net cash flows of financing activities	70.3	57.3

Effect of exchange rate changes on cash and cash equivalents	9.4	(39.9)

Increase (decrease) in cash and cash equivalents	(42.1)	(108.4)
Cash and cash equivalents – beginning of period	458.7	499.4

Cash and cash equivalents – end of period	$416.6	$391.0

Supplemental Information
Cash paid during the period for:
Income tax payments, net of refunds	$26.0	$23.0

Interest paid	$45.4	$31.8

See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of General Cable Corporation and Subsidiaries (“General Cable” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three and nine fiscal months ended September 30, 2011 are not necessarily indicative of results that may be expected for the full year. The December 31, 2010 condensed consolidated balance sheet amounts are derived from the audited financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2011. The Company’s fiscal quarters consist of 13-week periods ending on the Friday nearest to the end of the calendar months of March, June and September.

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

The Company’s significant accounting policies are described in Note 2 to the audited annual consolidated financial statements. In the nine months ended September 30, 2011, there have been no significant changes to these policies. In the nine months ended September 30, 2011 there have been no recent accounting pronouncements that are expected to have a significant effect on the consolidated financial statements.

3.	Acquisitions and Divestitures

General Cable actively seeks to identify key global macroeconomic and geopolitical trends in order to capitalize on expanding markets and new niche markets or exit declining or non-strategic markets in order to achieve better returns. The Company also sets aggressive performance targets for its business and intends to refocus or divest those activities which fail to meet targets or do not fit long-term strategies. The Company did not enter into any acquisitions or divestitures in the nine months ended September 30, 2011.

4.	Other income (expense)

Other income (expense) includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated as well as unrealized gains and losses on derivative instruments that are not designated as cash flow hedges. During the three months ended September 30, 2011 and October 1, 2010, the Company recorded other expense of $31.5 million and other income of $7.7 million, respectively. During the nine months ended September 30, 2011 and October 1, 2010, the Company recorded other expense of $28.4 million and $31.8 million, respectively. For the three and nine months ended September 30, 2011, other income (expense) was primarily attributable to foreign currency transaction losses which resulted from changes in exchange rates in the various countries in which the Company operates, primarily in Africa, South America and Mexico, as well as the result of unrealized losses on derivative instruments which were not designated as cash flow hedges. For the three months ended October 1, 2010, other income (expense) comprised of foreign currency transaction gains and losses which resulted from changes in exchange rates in the various countries in which the Company operates as well as the result of unrealized gains and losses on derivative instruments which were not designated as cash flow hedges. For the nine months ended October 1, 2010, other expense of $31.8 million was primarily attributable to the $29.8 million Venezuelan currency devaluation, as discussed below, as well as other income (expense) attributable to foreign currency transaction gains which resulted from changes in exchange rates in the various countries in which the Company operates and as the result of unrealized losses on derivative instruments which were not designated as cash flow hedges.

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

Effective January 1, 2011, the Central Bank of Venezuela and the Ministry of Finance published an amendment to Convenio Cambiario No. 14 (the Exchange Law), whereby the official exchange rate was set at 4.30 BsF per U.S. dollar, eliminating the 2.60 BsF per U.S. dollar rate previously established for essential goods in the first quarter of 2010. Therefore, the Company can only import copper at the 4.30 BsF per U.S. dollar rate, eliminating gains and losses in the statement of operations for transactions completed at a rate other than the official exchange rate for the three and nine months ended September 30, 2011. See Item 2, “Venezuelan Operations” for additional details.

5.	Inventories

Approximately 83% of the Company’s inventories are valued using the average cost method and all remaining inventories are valued using the first-in, first-out (FIFO) method. All inventories are stated at the lower of cost or market value.

(in millions)	September 30, 2011	December 31, 2010
Raw materials	$261.5	$206.9
Work in process	246.4	215.5
Finished goods	743.6	696.5

Total	$1,251.5	$1,118.9

6.	Property, Plant and Equipment

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

Property, plant and equipment consisted of the following (in millions):

	September 30, 2011	December 31, 2010
Land	$114.5	$112.0
Buildings and leasehold improvements	310.1	309.7
Machinery, equipment and office furnishings	1,071.7	1,028.6
Construction in progress	77.9	73.5

Total – gross book value	1,574.2	1,523.8
Less accumulated depreciation	(542.8)	(484.2)

Total – net book value	$1,031.4	$1,039.6

Depreciation expense for the three and nine fiscal months ended September 30, 2011 was $25.5 million and $74.1 million, respectively. Depreciation expense for the three and nine fiscal months ended October 1, 2010 was $21.4 million and $62.4 million, respectively.

The Company periodically evaluates the recoverability of the carrying amount of long-lived assets (including property, plant and equipment and intangible assets with determinable lives) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates events or changes in circumstances based mostly on actual historical operating results, but business plans, forecasts, general and industry trends, and anticipated cash flows are also considered. Impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings. The Company also continually evaluates the estimated useful lives of all long-lived assets and, when warranted, revises such estimates based on current events. No material impairment charges occurred during the nine fiscal months ended September 30, 2011 and October 1, 2010.

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

The amounts of goodwill and indefinite-lived intangible assets were as follows in millions of dollars:

	Goodwill				Indefinite-lived assets – Trade names
	North America	Europe and Mediterranean	ROW	Total	North America	Europe and Mediterranean	ROW	Total
Balance at December 31, 2010	$2.3	$6.8	$165.8	$174.9	$2.4	$0.5	$136.0	$138.9
Acquisitions	—	—	—	—	—	—	—	—
Currency translation and other adjustments	—	(4.5)	(5.2)	(9.7)	—	—	(4.1)	(4.1)

Balance at September 30, 2011	$2.3	$2.3	$160.6	$165.2	$2.4	$0.5	$131.9	$134.8

The amounts of other intangible assets – customer relationships were as follows in millions of dollars:

	September 30, 2011	December 31, 2010
Amortized intangible assets:
Customer relationships	$107.9	$107.0
Accumulated amortization	(58.8)	(49.4)
Foreign currency translation adjustment	0.7	3.1

Amortized intangible assets, net	$49.8	$60.7

Amortized intangible assets are stated at cost less accumulated amortization as of September 30, 2011 and December 31, 2010. Customer relationships have been determined to have a useful life in the range of 3.5 to 10 years and the Company has accelerated the amortization expense to align with the historical customer attrition rates. The amortization of intangible assets for the first nine fiscal months of 2011 and 2010 was $9.4 million and $10.9 million, respectively. The estimated amortization expense during the twelve month periods beginning September 30, 2011 through September 30, 2016, based on exchange rates as of September 30, 2011, are $10.7 million, $9.4 million, $8.6 million, $7.7 million, $6.9 million and $6.5 million thereafter.

8.	Long-Term Debt

(in millions)	September 30, 2011	December 31, 2010
North America
Subordinated Convertible Notes due 2029	$429.5	$429.5
Debt discount on Subordinated Convertible Notes due 2029	(264.7)	(265.6)
1.00% Senior Convertible Notes due 2012	10.6	10.6
Debt discount on 1.00% Senior Convertible Notes due 2012	(0.6)	(1.1)
0.875% Convertible Notes due 2013	355.0	355.0
Debt discount on 0.875% Convertible Notes due 2013	(45.4)	(59.5)
7.125% Senior Notes due 2017	200.0	200.0
Senior Floating Rate Notes	125.0	125.0
Revolving Credit Facility	20.9	—
Other	9.0	9.0
Europe and Mediterranean
Spanish Term Loan	35.2	50.1
Credit facilities	22.0	38.1
Uncommitted accounts receivable facilities	—	—
Other	12.8	15.3
Rest of World (“ROW”)
Credit facilities	155.2	79.1

Total debt	1,064.5	985.5
Less current maturities	183.9	121.0

Long-term debt	$880.6	$864.5

At September 30, 2011, maturities of long-term debt during twelve month periods beginning September 30, 2011 through September 30, 2016 are $183.9 million, $31.4 million, $319.9 million, $26.8 million and $127.5 million, respectively, and $375.0 million thereafter. As of September 30, 2011 and December 31, 2010, the Company was in compliance with all debt covenants as discussed below.

The Company’s convertible debt instruments outstanding as of September 30, 2011 and December 31, 2010 are as follows:

	Subordinated Convertible Notes		1.00% Senior Convertible Notes		0.875% Convertible Notes
(in millions)	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Face value	$429.5	$429.5	$10.6	$10.6	$355.0	$355.0
Debt discount	(264.7)	(265.6)	(0.6)	(1.1)	(45.4)	(59.5)
Book value	164.8	163.9	10.0	9.5	309.6	295.5
Fair value	378.5	521.0	10.0	9.7	326.6	350.6
Maturity date	November 2029		October 2012		November 2013
Stated annual interest rate	4.50% until Nov 2019 2.25% until Nov 2029		1.00% until Oct 2012		0.875% until Nov 2013
Interest payments	Semi-annually: May 15 & November 15		Semi-annually: April 15 & October 15		Semi-annually: May 15 & November 15

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

1.00% Senior Convertible Notes

As a result of the aforementioned exchange offer of Subordinated Convertible Notes due in 2029, approximately 97.8% or $464.4 million of the Company’s 1.00% Senior Convertible Notes were validly tendered. As of December 15, 2009, there were $10.6 million of the 1.00% Senior Convertible Notes outstanding. The Company’s 1.00% Senior Convertible Notes were originally issued in September 2007 in the amount of $475.0 million and sold to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). Subsequently, on September 30, 2008, the resale of the notes and the common stock issuable upon conversion of the notes was registered on a Registration Statement on Form S-3. The Company separately accounted for the liability and equity components of the instrument based on the Company’s nonconvertible debt borrowing rate on the instrument’s issuance date of 7.5%. At issuance, the liability and equity components were $348.2 million and $126.8 million, respectively. At the exchange date December 15, 2009, the liability and equity components were $389.7 million and $74.7 million, respectively. The equity component (debt discount) is being amortized to interest expense based on the effective interest method.

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

Proceeds from the offering were used to decrease outstanding debt $87.8 million, including accrued interest, under the Company’s Revolving Credit Facility, to pay $124.5 million for the cost of the note hedges, and to pay transaction costs of approximately $9.4 million directly related to the issuance which have been allocated to the liability and equity components in proportion to the allocation of proceeds. Additionally, the Company received $80.4 million in proceeds from the issuance of the warrants. At the conclusion of these transactions, the net effect of the receipt of the funds from the 0.875% Convertible Notes and the payments and proceeds mentioned above was an increase in cash of approximately $213.7 million, which is being used by the Company for general corporate purposes including acquisitions.

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

	7.125% Senior Notes			Senior Floating Rate Notes
(in millions)	September 30, 2011		December 31, 2010	September 30, 2011		December 31, 2010
Face value	$200.0		$200.0	$125.0		$125.0
Fair value	200.0		197.5	117.2		114.4
Interest rate	7.125%		7.125%	2.7%		2.7%
Interest payment	Semi-annually: Apr 1 & Oct 1			3-month LIBOR rate plus 2.375% Quarterly: Jan 1, Apr 1, Jul 1 & Oct 1
Maturity date	April 2017			July 2015
Guarantee	Jointly and severally guaranteed by the Company’s wholly-owned U.S. and Canadian subsidiaries

Call Option(1)	Beginning Date		Percentage	Beginning Date		Percentage
	April 1, 2012	-	103.563%	April 1, 2009	-	102.0%
	April 1, 2013	-	102.375%	April 1, 2010	-	101.0%
	April 1, 2014	-	101.188%	April 1, 2011	-	100.0%
	April 1, 2015	-	100.000%

(1)	The Company may, at its option, redeem the Notes on or after the following dates and percentages (plus interest due)

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

Asset-Based Revolving Credit Facility (“Revolving Credit Facility”)

On July 22, 2011 the Company entered into a new $400 million asset-based revolving credit facility. The Revolving Credit Facility replaced the Company’s prior $400 million Senior Secured Revolving Credit Facility (“Terminated Credit Facility”) which was set to mature in July 2012. The Revolving Credit Facility contains restrictions in areas consistent with the Terminated Credit Facility, including limitations on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions. In the aggregate, however, the restrictions in the Revolving Credit Facility provide the Company greater flexibility than those under the Terminated Credit Facility, and generally only apply in the event that the Company’s availability under the Revolving Credit Facility falls below certain specific thresholds.

The Revolving Credit Facility has a term of five years, and provides for a committed revolving credit line of up to $400 million, of which $40 million is available in a Canadian multi-currency tranche. The Revolving Credit Facility includes a springing maturity concept which is generally applicable only if its $355 million convertible notes due 2013 or its $125 million senior floating rates due 2015 are not repaid or refinanced within 90 days of their maturity. The commitment amount under the Revolving Credit Facility may be increased by an additional $100 million, subject to certain conditions and approvals as set forth in the credit agreement. The Company capitalized $4.8 million in deferred financing costs in connection with the Revolving Credit Facility in the third quarter of 2011. Also, in the third quarter the Company expensed $1.3 million in unamortized fees and expenses related to the Terminated Credit Facility. The Revolving Credit Facility requires maintenance of a minimum fixed charge coverage ratio of one to one if availability under the Revolving Credit Facility is less than $40 million or 10% of the then existing aggregate lender commitment under the facility.

The Revolving Credit Facility may be used for refinancing certain existing indebtedness and will continue to be used for working capital and general corporate purposes and is guaranteed by substantially all of the U.S. and Canadian assets (excluding certain intellectual property and Canadian real estate) of the Company and certain of its U.S. and Canadian subsidiaries and by a pledge of 65% of the equity interests of certain of the Company’s foreign subsidiaries.

Borrowings under the Revolving Credit Facility bear interest based on the daily balance outstanding at an applicable rate per annum calculated quarterly and varied based on the Company’s average availability as set forth in the credit agreement. The

Revolving Credit Facility also carries a commitment fee equal to the available but unused borrowings multiplied by an applicable margin (varying from 0.375% to 0.50%).

The Company’s Revolving Credit Facility and Terminated Credit Facility as of the respective dates are summarized in the table below:

	Revolving Credit Facility / Terminated Credit Facility
(in millions)	September 30, 2011	December 31, 2010
Outstanding borrowings	$20.9	$—
Undrawn availability	359.5	371.5
Interest rate	3.8%	—
Outstanding letters of credit	19.6	18.5
Original issuance	July 2011	November 2003
Maturity date	July 2016

Spanish Term Loans

The table below provides a summary of the Company’s term loans and corresponding fixed interest rate swaps. The proceeds from the Spanish Term Loans were used to partially fund the acquisition of Enica Biskra and for general working capital purposes. There is no remaining availability under these Spanish Term Loans.

	Spanish Term Loans(1)
(in millions)	September 30, 2011	December 31, 2010
Outstanding borrowings	$35.2	$50.1
Interest rate – weighted average(2)	3.7%	3.7%

(1)	The terms of the Spanish Term Loans are as follows:

(in millions)	Original Amount	Issuance Date	Maturity Date	Interest rate	Loan and Interest payable	Interest rate Swap(2)
Term Loan 1	20.0 Euros	February 2008	February 2013	Euribor +0.5%	Semi-annual: Aug & Feb	4.2%
Term Loan 2	10.0 Euros	April 2008	April 2013	Euribor +0.75%	Semi-annual: Apr & Oct	4.58%
Term Loan 3	21.0 Euros	June 2008	June 2013	Euribor +0.75%	Quarterly: Mar, Jun, Sept & Dec	4.48%
Term Loan 4	15.0 Euros	September 2009	August 2014	Euribor +2.0%	Quarterly: Mar, Jun, Sept & Dec Principal payments: Feb & Aug	1.54%

(2)	The Company entered into fixed interest rate swaps to coincide with the terms and conditions of the term loans that will effectively hedge the variable interest rate with a fixed interest rate.

Europe and Mediterranean Credit Facilities

The Company’s Europe and Mediterranean credit facilities are summarized in the table below:

	Europe and Mediterranean credit facilities
(in millions)	September 30, 2011	December 31, 2010
Outstanding borrowings	$22.0	$38.1
Undrawn availability	109.3	125.4
Interest rate – weighted average	5.3%	3.1%
Maturity date	Various

Europe and Mediterranean Uncommitted Accounts Receivable Facilities

The Company’s Europe and Mediterranean uncommitted accounts receivable facilities are summarized in the table below:

Uncommitted accounts receivable facilities
(in millions)	September 30, 2011	December 31, 2010
Outstanding borrowings	$—	$—
Undrawn availability	72.3	113.7
Interest rate – weighted average	—	—
Maturity date	Various

The Spanish Term Loans and certain credit facilities held by the Company’s Spain subsidiary are subject to certain financial ratios of the Company’s European subsidiaries, which include minimum net equity and net debt to EBITDA (earnings before interest, taxes, depreciation and amortization). At September 30, 2011 and December 31, 2010, the Company was in compliance with all covenants under these facilities.

ROW credit facilities

The Company’s ROW credit facilities are summarized in the table below:

	ROW credit facilities
(in millions)	September 30, 2011	December 31, 2010
Outstanding borrowings	$155.2	$79.1
Undrawn availability	295.0	279.3
Interest rate – weighted average	3.3%	3.4%
Maturity date	Various

The Company’s ROW credit facilities are short term loans utilized for working capital purposes. Certain credit facilities are subject to financial covenants. The Company was in compliance with all covenants under these facilities as of September 30, 2011 and December 31, 2010.

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

General Cable utilizes interest rate swaps to manage its interest expense exposure by fixing its interest rate on a portion of the Company’s floating rate debt. The Company has entered into interest rate swaps on the Company’s Spanish Term Loans with a notional value of $35.9 million and $48.8 million as of September 30, 2011 and December 31, 2010, respectively. In addition, the Company has one outstanding interest rate swap with a notional value of $9.0 million that provides for a fixed interest rate of 4.49% maturing in October 2011. The Company does not provide or receive any collateral specifically for this contract. The fair value of interest rate derivatives, which are designated as and qualify as cash flow hedges, are based on quoted market prices, which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments.

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

Fair Value of Derivatives Instruments

The notional amounts and fair values of derivatives designated as cash flow hedges and derivatives not designated as cash flow hedges at September 30, 2011 and December 31, 2010 are shown below (in millions).

	September 30, 2011			December 31, 2010
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset (1)	Liability (2)		Asset (1)	Liability (2)
Derivatives designated as cash flow hedges:
Interest rate swaps	$44.9	$—	$0.7	$57.8	$—	$1.8
Commodity futures	282.8	0.3	43.0	164.6	30.6	—
Foreign currency exchanges	51.7	2.0	—	115.2	1.4	3.1

		$2.3	$43.7		$32.0	$4.9

Derivatives not designated as cash flow hedges:
Commodity futures	$79.1	$2.8	$15.5	$91.6	$1.4	$7.9
Foreign currency exchanges	314.1	6.7	5.0	230.3	3.1	3.4

		$9.5	$20.5		$4.5	$11.3

(1)	Balance recorded in “Prepaid expenses and other” and “Other non-current assets”
(2)	Balance recorded in “Accrued liabilities” and “Other liabilities”

Depending on the extent of an unrealized loss position on a derivative contract held by the Company, certain counterparties may require collateral to secure the Company’s derivative contract position. As of September 30, 2011 there were contracts held by the Company that required $2.4 million in collateral to secure the Company’s derivative liability positions. As of December 31, 2010, there were no contracts held by the Company that required collateral to secure the Company’s derivative liability positions.

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

	000000000000	000000000000	000000000000	000000000000
	Three fiscal months ended September 30, 2011
(in millions)	Effective Portion recognized in OCI Gain /(Loss)	Reclassified from Accumulated OCI Gain / (Loss)	Ineffective portion and amount excluded from effectiveness testing Gain / (Loss)	Location
Derivatives designated as cash flow hedges:
Interest rate swaps	$(0.3)	$—	$(0.1)	Interest Expense
Commodity futures	(50.2)	5.7	(0.5)	Cost of Sales
Foreign currency exchanges	0.9	—	—	Other income /(expense)

Total	$(49.6)	$5.7	$(0.6)

	000000000000	000000000000	000000000000	000000000000
	Nine fiscal months ended September 30, 2011
(in millions)	Effective Portion recognized in OCI Gain / (Loss)	Reclassified from Accumulated OCI Gain / (Loss)	Ineffective portion and amount excluded from effectiveness testing Gain / (Loss)	Location
Derivatives designated as cash flow hedges:
Interest rate swaps	$(0.6)	$—	$(0.3)	Interest Expense
Commodity futures	(54.3)	26.6	(0.5)	Cost of Sales
Foreign currency exchanges	2.3	0.3	0.1	Other income /(expense)

Total	$(52.6)	$26.9	$(0.7)

	000000000000	000000000000	000000000000	000000000000
	Three fiscal months ended October 1, 2010
(in millions)	Effective portion recognized in Accumulated OCI Gain / (Loss)	Reclassified from Accumulated OCI Gain / (Loss)	Ineffective portion and amount excluded from effectiveness testing Gain / (Loss)	Location
Derivatives designated as cash flow hedges:
Interest rate swap	$(2.3)	$(0.1)	$—	Interest Expense
Commodity futures	21.2	(2.3)	0.1	Cost of Sales
Foreign currency exchange	5.1	(7.2)	(0.6)	Other income /(expense)

Total	$24.0	$(9.6)	$(0.5)

	Nine fiscal months ended October 1, 2010
(in millions)	Effective portion recognized in Accumulated OCI Gain / (Loss)	Reclassified from Accumulated OCI Gain / (Loss)	Ineffective portion and amount excluded from effectiveness testing Gain / (Loss)	Location
Derivatives designated as cash flow hedges:
Interest rate swap	$(4.9)	$(0.3)	$0.1	Interest Expense
Commodity futures	4.5	18.4	—	Cost of Sales
Foreign currency exchange	(0.9)	(8.5)	(1.1)	Other income /(expense)

Total	$(1.3)	$9.6	$(1.0)

For derivative instruments that are not designated as cash flow hedges, the unrealized gain or loss on the derivatives is reported in current earnings. For the three fiscal months ended September 30, 2011 and October 1, 2010, the Company recorded a loss of $6.7 million and $9.4 million and for the nine months ended September 30, 2011 and October 1, 2010, the Company recorded a loss of $0.3 million and $9.0 million, respectively, for derivative instruments not designated as cash flow hedges in other income/ (expense) on the condensed consolidated statements of operations.

Other Forward Pricing Agreements

In the normal course of business, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At September 30, 2011 and December 31, 2010, the Company had $45.4 million and $30.8 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At September 30, 2011 and December 31, 2010, the fair value of these arrangements was $36.5 million and $35.6 million, respectively, and the Company had an unrealized loss of $8.9 million and an unrealized gain of $4.8 million, respectively, related to these transactions. The Company believes the unrealized gains (losses) under these agreements will be largely offset as a result of firm sales price commitments with customers. Depending on the extent of the unrealized loss position on certain forward pricing agreements, certain counterparties may require collateral to secure the Company’s forward purchase agreements. There were no funds posted as collateral as of September 30, 2011 or December 31, 2010.

10.	Income Taxes

During the third quarter of 2011, the Company accrued approximately $3.9 million of income tax expense for uncertain tax positions likely to be taken in the current year and for interest and penalties on tax positions taken in prior periods, all of which would have a favorable impact on the effective tax rate, if recognized. The Company recognized a tax benefit of $8.4 million (including penalties and interest) in the third quarter of 2011 due to statute of limitations expirations for certain tax exposures.

The Company files income tax returns in numerous tax jurisdictions around the world. Due to uncertainties regarding the timing and outcome of various tax audits, appeals and settlements, it is difficult to reliably estimate the amount of unrecognized tax benefits that could change within the next twelve months. The Company believes it is reasonably possible that approximately $9 million of unrecognized tax benefits could change within the next twelve months due to the resolution of tax audits and statute of limitations expirations.

In the first quarter of 2011, the Internal Revenue Service’s examination of the Company’s 2007 and 2008 consolidated income tax returns was completed with no significant tax adjustments. With limited exceptions, tax years prior to 2007 are no longer open in major foreign, state or local tax jurisdictions.

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

The components of net periodic benefit cost for pension benefits were as follows (in millions):

	$0.6	$0.6	$0.6	$0.6
	Three Fiscal Months Ended
	September 30, 2011		October 1, 2010
	U.S. Plans	Non-U.S Plans	U.S Plans	Non-U.S. Plans
Service cost	$0.4	$0.8	$0.4	$0.6
Interest cost	2.1	1.5	2.1	1.3
Expected return on plan assets	(2.4)	(0.6)	(2.3)	(0.4)
Amortization of prior service cost	—	0.1	—	—
Amortization of net loss	1.1	0.3	1.2	0.2
Amortization of translation obligation	—	—	—	—

Net pension expense	$1.2	$2.1	$1.4	$1.7

	Nine Fiscal Months Ended
	September 30, 2011		October 1, 2010
	U.S. Plans	Non-U.S. Plans	U.S Plans	Non-U.S. Plans
Service cost	$1.2	$2.4	$1.1	$1.8
Interest cost	6.3	4.5	6.3	4.1
Expected return on plan assets	(7.2)	(1.8)	(6.9)	(1.3)
Amortization of prior service cost	0.1	0.3	—	—
Amortization of net loss	3.3	0.9	3.6	0.5
Amortization of translation obligation	—	0.2	—	—

Net pension expense	$3.7	$6.5	$4.1	$5.1

Defined benefit pension plan cash contributions for the three and nine fiscal months ended September 30, 2011 were $16.0 million and $22.0 million, respectively. Defined benefit pension plan cash contributions for the three and nine fiscal months ended October 1, 2010 were $9.3 million and $13.1 million, respectively.

Postretirement Benefits Other Than Pensions

General Cable has postretirement benefit plans that provide medical and life insurance for certain retirees and eligible dependents. The Company funds the plans as claims or insurance premiums are incurred.

Net postretirement benefit expense included the following components (in millions):

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Service cost	$—	$—	$0.1	$0.1
Interest cost	0.1	0.1	0.3	0.3
Net amortization and deferral	—	—	—	—

Net postretirement benefit expense	$0.1	$0.1	$0.4	$0.4

Defined Contribution Plans

Expense under both U.S. and non-U.S. defined contribution plans generally equals up to nine percent of each eligible employee’s covered compensation based on the location and status of the employee. The net defined contribution plan expense recognized for the three and nine fiscal months ended September 30, 2011 was $2.1 million and $6.9 million, respectively. The net defined contribution plan expense recognized for the three and nine fiscal months ended October 1, 2010 was $2.0 million and $6.4 million, respectively.

12.	Total Equity

General Cable is authorized to issue 200 million shares of common stock and 25 million shares of preferred stock.

Condensed consolidated statements of changes in equity are presented below for the nine months ended September 30, 2011 and October 1, 2010 (in millions):

		Company common shareholders
	Total	Preferred Stock	Common Stock	Add’l Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interest

Balance, December 31, 2010	$1,605.3	$3.8	$0.6	$652.8	$(74.0)	$875.3	$23.5	$123.3
Comprehensive income (loss):
Net income (loss) including non-controlling interest	81.2					79.6		1.6
Foreign currency translation adj.	(29.8)						(27.9)	(1.9)
Gain (loss) defined benefit plan	—						0.9	(0.9)
Unrealized gain (loss) on financial instruments	(69.7)						(69.5)	(0.2)

Comprehensive income (loss)	(18.3)
Preferred stock dividend	(0.3)					(0.3)
Excess tax benefit from stock compensation	1.0			1.0
Dividends paid to non-controlling interest	(3.8)							(3.8)
Other – Issuance pursuant to restricted stock, stock options and other	8.4			9.5	0.2			(1.3)

Balance, September 30, 2011	$1,592.3	$3.8	$0.6	$663.3	$(73.8)	$954.6	$(73.0)	$116.8

		General Cable shareholders
	Total	Preferred stock Amount	Common Stock Amount	Add’l Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interest

Balance, December 31, 2009	$1,509.8	$3.8	$0.6	$637.1	$(72.9)	$806.1	$(8.9)	$144.0
Comprehensive income (loss):
Net income including noncontrolling interest	42.0					34.4		7.6
Foreign currency translation adj.	28.5						43.5	(15.0)
Unrealized gain (loss) on financial instruments	10.4						10.9	(0.5)

Comprehensive income (loss)	80.9
Preferred stock dividend	(0.3)					(0.3)
Dividends paid to non-controlling interests	(3.9)							(3.9)
Excess tax benefit from stock compensation	0.2			0.2
Other – Issuance pursuant to restricted stock, stock options and other	8.8			11.4	(0.4)	0.1		(2.3)

Balance, October 1, 2010	$1,595.5	$3.8	$0.6	$648.7	$(73.3)	$840.3	$45.5	$129.9

The components of accumulated other comprehensive income (loss) as of September 30, 2011 and December 31, 2010, respectively, consisted of the following (in millions):

	September 30, 2011		December 31, 2010
	Company common shareholders	Non-controlling interest	Company common shareholders	Non-controlling interest
Foreign currency translation adjustment	$25.6	$(16.7)	$53.5	$(14.8)
Pension adjustments, net of tax	(46.5)	(1.7)	(47.4)	(0.8)
Change in fair value of derivatives, net of tax	(59.7)	(0.7)	9.8	(0.5)
Company deferred stock held in rabbi trust, net of tax	7.3	—	7.3	—
Other	0.3	—	0.3	—

Accumulated other comprehensive income (loss)	$(73.0)	$(19.1)	$23.5	$(16.1)

Comprehensive income consists of the following (in millions):

	00000	00000	00000	00000
	Three Fiscal Months Ended
	September 30, 2011		October 1, 2010
	Company common shareholders	Non-controlling interest	Company common shareholders	Non-controlling interest
Net income (1)	$3.7	$0.3	$18.2	$3.6
Currency translation gain (loss)	(94.6)	(3.2)	91.2	0.8
Change in fair value of pension plan benefit	0.2	(0.2)	—	—
Change in fair value of derivatives, net of tax	(49.5)	(0.2)	41.1	(0.3)

Comprehensive income (loss)	$(140.2)	$(3.3)	$150.5	$4.1

(1)	Net income before preferred stock dividend payments.

	00000	00000	00000	00000
	Nine Fiscal Months Ended
	September 30, 2011		October 1, 2010
	Company common shareholders	Non-controlling interest	Company common shareholders	Non-controlling interest
Net income (1)	$79.6	$1.6	$34.4	$7.6
Currency translation gain (loss)	(27.9)	(1.9)	43.5	(15.0)
Change in fair value of pension plan benefit	0.9	(0.9)	—	—
Change in fair value of derivatives, net of tax	(69.5)	(0.2)	10.9	(0.5)

Comprehensive income (loss)	$(16.9)	$(1.4)	$88.8	$(7.9)

(1)	Net income before preferred stock dividend payments.

The Company maintains a deferred compensation plan (“Deferred Compensation Plan”) under the terms and conditions disclosed in the Company’s 2010 Annual Report on Form 10-K. The Company accounts for the Deferred Compensation Plan in accordance with “ASC 710 Compensation – General” as it relates to arrangements where amounts earned are held in a rabbi trust. The market value of mutual fund investments, nonvested and subsequently vested stock and restricted stock in the rabbi trust was $29.8 million and $39.3 million as of September 30, 2011 and December 31, 2010, respectively. The market value of the assets held by the rabbi trust, exclusive of the market value of the shares of the Company’s nonvested and subsequently vested restricted stock, restricted stock units held in the deferred compensation plan and Company stock investments by participants’ elections, at September 30, 2011 and December 31, 2010 was $14.2 million and $16.0 million, respectively, and is classified as “other non-current assets” in the condensed consolidated balance sheets. Amounts payable to the plan participants at September 30, 2011 and December 31, 2010, excluding the market value of the shares of the Company’s nonvested and subsequently vested restricted stock and restricted stock units held, was $15.8 million and $18.3 million, respectively, and is classified as “other liabilities” in the condensed consolidated balance sheets.

13.	Share-Based Compensation

General Cable has various plans which provide for granting options, restricted stock units and restricted common stock to certain employees and independent directors of the Company and its subsidiaries. The Company recognizes compensation expense for share-based payments based on the fair value of the awards at the grant date. The table below summarizes compensation expense for the Company’s non-qualified stock options, non-vested stock awards, including restricted stock units, and performance-based non-vested stock awards based on the fair value method as estimated using the Black-Scholes valuation model for the three and nine fiscal months ended September 30, 2011 and October 1, 2010 (in millions).

	Three Fiscal Months Ended
	September 30, 2011	October 1, 2010
Non-qualified stock option expense	$1.2	$1.1
Non-vested stock awards expense	1.8	1.0

Total pre-tax share-based compensation expense	$3.0	$2.1

Excess tax benefit on share-based compensation	$0.3	$—

	Nine Fiscal Months Ended
	September 30, 2011	October 1, 2010
Non-qualified stock option expense	$3.5	$3.2
Non-vested stock awards expense	5.2	3.9

Total pre-tax share-based compensation expense	$8.7	$7.1

Excess tax benefit on share-based compensation (1)	$1.0	$0.2

(1)	Cash inflows (outflows) recognized as financing activities in the condensed consolidated statements of cash flows.

The Company records compensation expense related to non-vested stock awards as a component of selling, general and administrative expense. There have been no material changes in financial condition or operations that would affect the method or the nature of the share-based compensation recorded in the current period or the prior comparative periods.

14.	Shipping and Handling Costs

All shipping and handling amounts billed to a customer in a sales transaction are classified as revenue. Shipping and handling costs associated with storage and handling of finished goods and shipments to customers are included in cost of sales and totaled $34.5 million and $30.5 million, respectively, for the three fiscal months ended September 30, 2011 and October 1, 2010 and $104.2 million and $86.3 million, respectively, for the nine fiscal months ended September 30, 2011 and October 1, 2010.

15.	Earnings (Loss) Per Common Share

The Company applied the two-class method of computing basic and diluted earnings (loss) per share for the three and nine fiscal months ended September 30, 2011 and October 1, 2010. Historically and for the three and nine fiscal months ended September 30, 2011 and October 1, 2010, the Company did not declare, pay or otherwise accrue a dividend payable to the holders of the Company’s common stock or holders of unvested share-based payment awards (restricted stock). A reconciliation of the numerator and denominator of earnings (loss) per common share – basic to earnings (loss) per common share – assuming dilution is as follows (in millions, except per share data):

	Three Fiscal Months Ended		Nine Fiscal Months Ended
(in millions, except per share data)	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Earnings per common share – basic:
Net income for basic EPS computation (1)	$3.6	$18.1	$79.3	$34.1

Weighted average shares outstanding for basic EPS computation (2)	52.2	52.1	52.2	52.1

Earnings per common share – basic (3)	$0.07	$0.35	$1.52	$0.65

Earnings per common share – assuming dilution:
Net income attributable to Company common shareholders	$3.6	$18.1	$79.3	$34.1
Add: preferred stock dividends, if applicable	0.1	0.1	0.3	0.3

Net income for diluted EPS computation(1)	$3.7	$18.2	$79.6	$34.4

Weighted average shares outstanding including nonvested shares	52.2	52.1	52.2	52.1
Dilutive effect of convertible notes	—	—	0.8	—
Dilutive effect of stock options and restricted stock units	0.8	0.6	0.8	0.6
Dilutive effect of assumed conversion of preferred stock	0.4	0.4	0.4	0.4

Weighted average shares outstanding for diluted EPS computation(2)	53.4	53.1	54.2	53.1

Earnings per common share – assuming dilution	$0.07	$0.34	$1.47	$0.65

(1)	Numerator
(2)	Denominator
(3)	Under the two-class method, Earnings per share – basic reflects undistributed Earnings per share for both common stock and unvested share-based payment awards (restricted stock).

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

Regarding the 0.875% Convertible Notes, the average stock price threshold conditions had not been met as of September 30, 2011. At any such time in the future that threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earnings per share – assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price. In addition, shares underlying the warrants will be included in the weighted average shares outstanding – assuming dilution when the average stock price per share for a quarter exceeds the $76.00 strike price of the warrants, and shares underlying the note hedges, will not be included in the weighted average shares outstanding – assuming dilution because the impact of the shares will always be anti-dilutive.

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

Regarding the 1.00% Senior Convertible Notes, the average stock price threshold conditions had not been met as of September 30, 2011. At any such time in the future that threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earnings per share – assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price.

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

Regarding the Subordinated Convertible Notes, the average stock price threshold conditions had been met as of September 30, 2011 and for the nine months ended September 30, 2011, 0.8 million shares were considered issuable under the “treasury” method of accounting for the share dilution, and have been included in the Company’s earnings per share assuming dilution calculation.

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

The Company conducts its operations through three geographic operating segments – North America, Europe and Mediterranean, and ROW, which consists of operations in Latin America, Sub-Saharan Africa, Middle East and Asia Pacific. The Company’s operating segments align with the structure of the Company’s internal management organization. All three segments engage in the development, design, manufacturing, marketing and distribution of copper, aluminum, and fiber optic communication, electric utility and electrical infrastructure wire and cable products. In addition to the above products, the Europe and Mediterranean segment and the ROW segment develop, design, manufacture, markets and distribute construction products and the ROW segment manufactures and distributes rod mill wire and cable products.

Net revenues as shown below represent sales to external customers for each segment. Intersegment sales have been eliminated. For the three and nine months ended September 30, 2011 intersegment sales in North America were immaterial. In Europe and Mediterranean intersegment sales were $9.3 million and $20.1 million and in ROW intersegment sales were $9.9 million and $28.6 million for the three and nine months ended September 30, 2011, respectively. The chief operating decision maker evaluates segment performance and allocates resources based on segment operating income. Segment operating income represents income from continuing operations before interest income, interest expense, other income (expense), other financial costs and income tax.

Where applicable, “Corporate” generally includes corporate activity, eliminations and assets such as: cash, deferred income taxes, and certain property, including property held for sale, prepaid expenses and other certain current and non-current assets. Summarized financial information for the Company’s reportable segments for the three and nine fiscal months ended September 30, 2011 and October 1, 2010 is as follows:

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	September 30,	October 1,	September 30,	October 1,
(in millions)	2011	2010	2011	2010
Net sales:
North America	$528.6	$463.8	$1,636.8	$1,318.4
Europe and Mediterranean	442.1	328.1	1,334.4	1,052.9
ROW	547.1	408.6	1,526.4	1,135.8

Total	$1,517.8	$1,200.5	$4,497.6	$3,507.1

Operating Income:
North America	$27.7	$14.0	$104.5	$73.0
Europe and Mediterranean	5.9	9.0	31.8	18.5
ROW	29.8	19.1	80.0	67.7

Total	$63.4	$42.1	$216.3	$159.2

	September 30,	December 31,
(in millions)	2011	2010
Identifiable Assets:
North America	$845.4	$866.7
Europe and Mediterranean	1,516.7	1,476.0
ROW	1,932.0	1,833.8
Corporate	248.3	151.2

Total	$4,542.4	$4,327.7

17.	Commitments and Contingencies

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

At September 30, 2011 and December 31, 2010, the Company had an accrued liability of approximately $1.9 million and $1.5 million for various environmental-related liabilities to the extent costs are known or can be reasonably estimated as its liability. American Premier Underwriters Inc., a former parent of the Company, agreed to indemnify the Company against all environmental-related liabilities arising out of the Company’s or its predecessors’ ownership or operation of the Indiana Steel & Wire Company and Marathon Manufacturing Holdings, Inc. businesses (which were divested by the Company), without limitation as to time or amount. While it is difficult to estimate future environmental-related liabilities accurately, the Company does not currently anticipate any material adverse impact on its results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.

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

As part of the acquisition of Silec Cable, S.A.S (“Silec”), which was acquired in December 2005, SAFRAN SA agreed to indemnify General Cable against environmental losses arising from breach of representations and warranties on environmental law compliance and against losses arising from costs General Cable could incur to remediate property acquired based on a directive of the French authorities to rehabilitate property in regard to soil, water and other underground contamination arising before the closing date of the purchase. These indemnities are for a nine-year period ending in 2011 while General Cable operates the businesses subject to sharing of certain losses (with SAFRAN covering 100% of losses in year one, 75% in years two and three, 50% in year four, and 25% in years five and six). The indemnities are subject to an overall limit of 4.0 million euros. As of September 30, 2011 and December 31, 2010, there were no claims outstanding under this indemnity. In addition, SAFRAN SA agreed to indemnify the Company for the full amount of losses arising from, related to or attributable to practices, if any, that are similar to previous practices investigated by the French competition authority for alleged competition law violations related to medium and high voltage cable markets. The Company has asserted a claim under this indemnity against SAFRAN SA related to the European Commission’s Statement of Objections, which is described in more detail below, to preserve our rights should an unfavorable outcome occur.

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

In addition, Company subsidiaries have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by the Company. As of September 30, 2011, the Company was a defendant in approximately 601 non-maritime cases and 28,438 maritime cases brought in various jurisdictions throughout the United States. As of September 30, 2011 and December 31, 2010, the Company had accrued, on a gross basis, approximately $4.8 million and $5.1 million, respectively, and had recovered approximately $0.5 million of insurance recoveries for these lawsuits. The Company does not believe that the outcome of the litigation will have a material adverse effect on its condensed consolidated results of operations, financial position or cash flows.

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

On July 5, 2011, the European Commission issued a Statement of Objections in relation to its ongoing competition investigation to a number of wire and cable manufacturers in the submarine and underground power cables business, including the Company’s Spanish affiliate and its subsidiary, Silec. The allegations related to Silec are for the eleven months following its acquisition by our Spanish affiliate, for which we have filed a claim for indemnification from Safran to preserve our rights should an unfavorable outcome occur. A Statement of Objections is a procedural document in which the European Commission communicates its preliminary views in regard to possible infringement of European competition law and allows the companies identified in the Statement to present procedural and substantive arguments in response before a final decision is made. Any unfavorable decision by the European Commission is subject to appeal. The Statement of Objections issued to the Company alleges that two affiliates in Europe engaged in violations of competition law in the underground power cables businesses for a limited period of time. The Company has responded to the Statement of Objections on October 28, 2011 and intends to continue to vigorously defend itself against the allegations.

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

General Cable has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. At September 30, 2011, future minimum rental payments required under non-cancelable lease agreement during twelve month periods beginning September 30, 2011 through September 30, 2016 are $20.5 million, $14.4 million, $11.1 million, $7.7 million and $5.7 million, respectively, and $12.1 million thereafter.

As of September 30, 2011, the Company had $55.3 million in letters of credit, $248.9 million in various performance bonds and $195.6 million in other guarantees. Other guarantees include bank guarantees and advance payment bonds. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self-insurance claims, defined benefit plan obligations, contract performance, quality and other various bank and financing guarantees. Advance payment bonds are often required by customers when we obtain advance payments to secure the production of cable for long term contracts. The advance payment bonds provide the customer protection on their deposit in the event that the Company does not perform under the contract. See “Liquidity and Capital Resources” for excess availability under the Company’s various credit borrowings.

18.	Unconsolidated Affiliated Companies

Unconsolidated affiliated companies are those in which the Company generally owns less than 50 percent of the outstanding voting shares. The Company does not control these companies and accounts for its investments in them on the equity basis. The unconsolidated affiliated companies primarily manufacture or market wire and cable products in our ROW segment. The Company’s share of the income of these companies is reported in the condensed consolidated statements of operations under “Equity in earnings of affiliated companies.” For the three and nine fiscal months ended September 30, 2011, equity in earnings of affiliated companies was $0.8 and $2.2 million, respectively. For the three and nine fiscal months ended October 1, 2010, equity in earnings of affiliated companies was $0.4 and $1.0 million, respectively. The net investment in unconsolidated affiliated companies was $18.9 million and $17.3 million as of September 30, 2011 and December 31, 2010, respectively. As of September 30, 2011, the Company’s ownership percentage was as follows: PDTL Trading Company Ltd. 49%, Colada Continua Chilean, S.A. 41%, Minuet Realty Corp. 40%, Nostag GmbH & Co. KG 33%, Pakistan Cables Limited 24.6%, Keystone Electric Wire & Cable Co., Ltd. 20% and Thai Copper Rod Company Ltd. 18%.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in millions).

	Fair Value Measurement
	September 30, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Derivative assets	$—	$11.8	$—	$11.8	$—	$36.5	$—	$36.5
Trading securities	14.2	—	—	14.2	16.0	—	—	16.0

Total assets	$14.2	$11.8	$—	$26.0	$16.0	$36.5	$—	$52.5

Liabilities
Derivative liabilities	$—	$64.2	$—	$64.2	$—	$16.2	$—	$16.2

Total liabilities	$—	$64.2	$—	$64.2	$—	$16.2	$—	$16.2

At September 30, 2011 there were no financial assets or financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). Similarly, there were no nonfinancial assets or nonfinancial liabilities measured at fair value on a non-recurring basis.

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

Condensed Statements of Operations

Three Fiscal Months Ended September 30, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$518.4	$999.4	$—	$1,517.8
Intercompany	14.4	—	15.7	(30.1)	—

	14.4	518.4	1,015.1	(30.1)	1,517.8
Cost of sales	—	459.2	917.9	(15.7)	1,361.4

Gross profit	14.4	59.2	97.2	(14.4)	156.4
Selling, general and administrative expenses	11.5	34.5	61.4	(14.4)	93.0

Operating income	2.9	24.7	35.8	—	63.4
Other expense	(0.1)	(2.4)	(29.0)	—	(31.5)
Interest income (expense):
Interest expense	(15.8)	(17.4)	(11.1)	18.9	(25.4)
Interest income	15.8	3.0	2.3	(18.9)	2.2

	—	(14.4)	(8.8)	—	(23.2)

Income before income taxes	2.8	7.9	(2.0)	—	8.7
Income tax provision	(1.0)	(0.2)	(4.3)	—	(5.5)
Equity in net income of subsidiaries and affiliated companies	1.9	(5.8)	0.1	4.6	0.8

Net income including noncontrolling interest	3.7	1.9	(6.2)	4.6	4.0
Less: preferred stock dividends	0.1	—	—	—	0.1

Less: net income attributable to noncontrolling interest	—	—	0.3	—	0.3

Net income attributable to Company common shareholders	$3.6	$1.9	$(6.5)	$4.6	$3.6

Condensed Statements of Operations

Nine Fiscal Months Ended September 30, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,600.8	$2,896.8	$—	$4,497.6
Intercompany	42.2	—	38.7	(80.9)	—

	42.2	1,600.8	2,935.5	(80.9)	4,497.6
Cost of sales	—	1,397.9	2,640.4	(38.7)	3,999.6

Gross profit	42.2	202.9	295.1	(42.2)	498.0
Selling, general and administrative expenses	33.5	108.6	181.8	(42.2)	281.7

Operating income	8.7	94.3	113.3	—	216.3
Other expense	(0.1)	(1.8)	(26.5)	—	(28.4)
Interest income (expense):
Interest expense	(47.1)	(55.4)	(32.4)	61.9	(73.0)
Interest income	52.6	9.0	6.5	(61.9)	6.2

	5.5	(46.4)	(25.9)	—	(66.8)

Income before income taxes	14.1	46.1	60.9	—	121.1
Income tax provision	(5.2)	(18.4)	(18.5)	—	(42.1)
Equity in net income of subsidiaries and affiliated companies	70.7	43.0	0.1	(111.6)	2.2

Net income including noncontrolling interest	79.6	70.7	42.5	(111.6)	81.2
Less: preferred stock dividends	0.3	—	—	—	0.3

Less: net income attributable to noncontrolling interest	—	—	1.6	—	1.6

Net income attributable to Company common shareholders	$79.3	$70.7	$40.9	$(111.6)	$79.3

Condensed Statements of Operations

Three Fiscal Months Ended October 1, 2010

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$452.3	$748.2	$—	$1,200.5
Intercompany	13.2	—	25.3	(38.5)	—

	13.2	452.3	773.5	(38.5)	1,200.5
Cost of sales	—	408.1	692.4	(25.3)	1,075.2

Gross profit	13.2	44.2	81.1	(13.2)	125.3
Selling, general and administrative expenses	10.5	28.1	57.8	(13.2)	83.2

Operating income	2.7	16.1	23.3	—	42.1
Other income	—	1.3	6.4	—	7.7
Interest income (expense):
Interest expense	(15.3)	(21.3)	(6.3)	23.5	(19.4)
Interest income	20.8	2.5	1.7	(23.5)	1.5

	5.5	(18.8)	(4.6)	—	(17.9)

Income before income taxes	8.2	(1.4)	25.1	—	31.9
Income tax provision	(3.1)	13.2	(20.6)	—	(10.5)
Equity in net income of subsidiaries and affiliated companies	13.1	1.3	—	(14.0)	0.4

Net income including noncontrolling interest	18.2	13.1	4.5	(14.0)	21.8
Less: preferred stock dividends	0.1	—	—	—	0.1
Less: net income attributable to noncontrolling interest	—	—	3.6	—	3.6

Net income attributable to Company common shareholders	$18.1	$13.1	$0.9	$(14.0)	$18.1

Condensed Statements of Operations

Nine Fiscal Months Ended October 1, 2010

	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,285.9	$2,221.2	$—	$3,507.1
Intercompany	38.2	0.3	58.0	(96.5)	—

	38.2	1,286.2	2,279.2	(96.5)	3,507.1
Cost of sales	—	1,125.5	2,032.3	(58.3)	3,099.5

Gross profit	38.2	160.7	246.9	(38.2)	407.6
Selling, general and administrative expenses	29.9	98.3	158.4	(38.2)	248.4

Operating income	8.3	62.4	88.5	—	159.2
Other expense	—	(0.6)	(31.2)	—	(31.8)
Interest income (expense):
Interest expense	(45.9)	(63.3)	(17.7)	69.7	(57.2)
Interest income	61.6	7.8	4.0	(69.7)	3.7

	15.7	(55.5)	(13.7)	—	(53.5)

Income before income taxes	24.0	6.3	43.6	—	73.9
Income tax provision	(9.0)	11.2	(35.1)	—	(32.9)
Equity in net income of subsidiaries and affiliated companies	19.4	1.9	—	(20.3)	1.0

Net income including noncontrolling interest	34.4	19.4	8.5	(20.3)	42.0
Less: preferred stock dividends	0.3	—	—	—	0.3
Less: net income attributable to noncontrolling interest	—	—	7.6	—	7.6

Net income attributable to Company common shareholders	$34.1	$19.4	$0.9	$(20.3)	$34.1

Condensed Balance Sheets

September 30, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$0.1	$15.6	$400.9	$—	$416.6
Receivables, net of allowances	—	297.5	902.4	—	1,199.9
Inventories, net	—	439.5	812.0	—	1,251.5
Deferred income taxes	(0.1)	27.2	38.6	—	65.7
Prepaid expenses and other	1.8	35.9	83.1	—	120.8

Total current assets	1.8	815.7	2,237.0	—	3,054.5

Property, plant and equipment, net	0.4	186.6	844.4	—	1,031.4
Deferred income taxes	—	1.1	14.5	—	15.6
Intercompany accounts	1,234.6	413.5	32.0	(1,680.1)	—
Investment in subsidiaries	1,177.6	1,339.6	—	(2,517.2)	—
Goodwill	—	0.8	164.4	—	165.2
Intangible assets, net	—	3.5	181.1	—	184.6
Unconsolidated affiliated companies	—	12.9	6.0	—	18.9
Other non-current assets	8.7	22.9	40.6	—	72.2

Total assets	$2,423.1	$2,796.6	$3,520.0	$(4,197.3)	$4,542.4

Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$130.9	$854.4	$—	$985.3
Accrued liabilities	5.0	128.7	343.1	—	476.8
Current portion of long-term debt	—	—	183.9	—	183.9

Total current liabilities	5.0	259.6	1,381.4	—	1,646.0

Long-term debt	818.4	20.9	41.3	—	880.6
Deferred income taxes	124.2	(14.7)	94.7	—	204.2
Intercompany accounts	—	1,266.6	413.5	(1,680.1)	—
Other liabilities	—	86.6	132.7	—	219.3

Total liabilities	947.6	1,619.0	2,063.6	(1,680.1)	2,950.1

Total Company shareholders’ equity	1,475.5	1,177.6	1,339.6	(2,517.2)	1,475.5

Noncontrolling interest	—	—	116.8	—	116.8

Total liabilities and equity	$2,423.1	$2,796.6	$3,520.0	$(4,197.3)	$4,542.4

Condensed Balance Sheets

December 31, 2010

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$29.0	$8.0	$421.7	$—	$458.7
Receivables, net of allowances	—	249.7	817.3	—	1,067.0
Inventories, net	—	380.8	738.1	—	1,118.9
Deferred income taxes	—	26.5	13.3	—	39.8
Prepaid expenses and other	1.8	38.3	81.2	—	121.3

Total current assets	30.8	703.3	2,071.6	—	2,805.7

Property, plant and equipment, net	0.4	194.8	844.4	—	1,039.6
Deferred income taxes	—	1.1	10.2	—	11.3
Intercompany accounts	1,169.7	368.0	22.4	(1,560.1)	—
Investment in subsidiaries	1,202.5	1,361.5	—	(2,564.0)	—
Goodwill	—	0.8	174.1	—	174.9
Intangible assets, net	—	3.7	195.9	—	199.6
Unconsolidated affiliated companies	—	11.2	6.1	—	17.3
Other non-current assets	10.0	21.6	47.7	—	79.3

Total assets	$2,413.4	$2,666.0	$3,372.4	$(4,124.1)	$4,327.7

Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$110.6	$811.9	$—	$922.5
Accrued liabilities	3.9	103.8	269.0	—	376.7
Current portion of long-term debt	—	—	121.0	—	121.0

Total current liabilities	3.9	214.4	1,201.9	—	1,420.2

Long-term debt	802.9	—	61.6	—	864.5
Deferred income taxes	124.3	(16.7)	94.8	—	202.4
Intercompany accounts	—	1,161.6	398.5	(1,560.1)	—
Other liabilities	0.3	104.2	130.8	—	235.3

Total liabilities	931.4	1,463.5	1,887.6	(1,560.1)	2,722.4

Total Company shareholders’ equity	1,482.0	1,202.5	1,361.5	(2,564.0)	1,482.0

Non-controlling interest	—	—	123.3	—	123.3

Total liabilities and equity	$2,413.4	$2,666.0	$3,372.4	$(4,124.1)	$4,327.7

Condensed Statements of Cash Flows

Nine Fiscal Months Ended September 30, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Net cash flows of operating activities	$27.5	$9.7	$(76.4)	$—	$(39.2)

Cash flows of investing activities:
Capital expenditures	(0.2)	(14.5)	(71.5)	—	(86.2)
Proceeds from properties sold	—	0.1	2.8	—	2.9
Acquisitions, net of cash acquired	—	—	—	—	—
Other	—	(16.9)	17.6	—	0.7

Net cash flows of investing activities	(0.2)	(31.3)	(51.1)	—	(82.6)

Cash flows of financing activities:
Preferred stock dividends paid	(0.3)	—	—	—	(0.3)
Excess tax benefits from stock-based compensation	1.0	—	—	—	1.0
Intercompany accounts	(58.1)	8.9	49.2	—	—
Proceeds from revolving credit borrowings	—	687.6	—	—	687.6
Repayments of revolving credit borrowings	—	(666.7)	—	—	(666.7)
Proceeds (repayments) of other debt	—	—	51.3	—	51.3
Dividends paid to non-controlling interest	—	—	(3.8)	—	(3.8)
Proceeds from exercise of stock options	1.2	—	—	—	1.2

Net cash flows of financing activities	(56.2)	29.8	96.7	—	70.3

Effect of exchange rate changes on cash and cash equivalents	—	(0.6)	10.0	—	9.4

Increase (decrease) in cash and cash equivalents	(28.9)	7.6	(20.8)	—	(42.1)
Cash and cash equivalents – beginning of period	29.0	8.0	421.7	—	458.7

Cash and cash equivalents – end of period	$0.1	$15.6	$400.9	$—	$416.6

Condensed Statements of Cash Flows

Nine Fiscal Months Ended October 1, 2010

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Net cash flows of operating activities	$33.6	$(7.4)	$(45.6)	$—	$(19.4)

Cash flows of investing activities:
Capital expenditures	—	(13.1)	(69.4)	—	(82.5)
Proceeds from properties sold	—	0.1	4.3	—	4.4
Acquisitions, net of cash acquired	—	(3.9)	(27.8)	—	(31.7)
Other, net	—	4.1	(0.7)	—	3.4

Net cash flows of investing activities	—	(12.8)	(93.6)	—	(106.4)

Cash flows of financing activities:
Preferred stock dividends paid	(0.3)	—	—	—	(0.3)
Excess tax benefits from stock-based compensation	0.2	—	—	—	0.2
Intercompany accounts	(26.2)	17.1	9.1	—	—
Proceeds from revolving credit borrowings	—	11.1	—	—	11.1
Repayments of revolving credit borrowings	—	(11.1)	—	—	(11.1)
Proceeds (repayments) of other debt	—	(0.1)	61.2	—	61.1
Dividends paid to non-controlling interest	—	—	(3.9)	—	(3.9)
Proceeds from the exercise of stock options	0.2	—	—	—	0.2

Net cash flows of financing activities	(26.1)	17.0	66.4	—	57.3
Effect of exchange rate changes on cash and cash equivalents	—	(1.0)	(38.9)	—	(39.9)

Increase (decrease) in cash and cash equivalents	7.5	(4.2)	(111.7)	—	(108.4)
Cash and cash equivalents – beginning of period	22.7	10.2	466.5	—	499.4

Cash and cash equivalents – end of period	$30.2	$6.0	$354.8	$—	$391.0

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

A summary of cash and non-cash transactions of the Parent Company’s intercompany account is provided below for the nine fiscal months ended September 30, 2011 and the twelve months ended December 31, 2010:

(in millions)	September 30, 2011	December 31, 2010
Beginning Balance	$1,169.7	$1,091.5
Non-cash transactions
Deferred tax	—	30.5
Equity based awards	9.4	9.0
Foreign currency and other	(2.6)	0.7
Cash transactions	58.1	38.0

Ending Balance	$1,234.6	$1,169.7

Dividends

There were no cash dividend payments to the Parent Company from the Guarantor Subsidiaries in the nine fiscal months ended September 30, 2011 or October 1, 2010.

Parent Company Long-Term Debt

At September 30, 2011 and December 31, 2010, the Parent Company was party to the following long-term financing arrangements:

(in millions)	September 30, 2011	December 31, 2010
Subordinated Convertible Notes due 2029	$429.5	$429.5
Debt discount on Subordinated Convertible Notes due 2029	(264.7)	(265.6)
1.00% Senior Convertible Notes due 2012	10.6	10.6
Debt discount on 1.00% Senior Convertible Notes due 2012	(0.6)	(1.1)
0.875% Convertible Notes due 2013	355.0	355.0
Debt discount on 0.875% Convertible Notes due 2013	(45.4)	(59.5)
7.125% Senior Notes due 2017	200.0	200.0
Senior Floating Rate Notes	125.0	125.0
Other	9.0	9.0

Total Parent Company debt	818.4	802.9
Less current maturities	—	—

Parent Company Long-term debt	$818.4	$802.9

(in millions)	Q3 2012	Q3 2013	Q3 2014	Q3 2015	Q3 2016
Debt maturities twelve month period ending	$—	$10.6	$355.0	$125.0	—

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

Certain statements in this report including without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures and the Company’s or management’s beliefs, expectations or opinions, are forward-looking statements, and as such, General Cable desires to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those statements as a result of factors, risks and uncertainties over which the Company has no control. Such factors include, but are not limited to, those stated in Item 1A of the Company’s 2010 Annual Report on Form 10-K as filed with the SEC on February 25, 2011.

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

The following table sets forth net sales and operating income by reportable segment for the periods presented, in millions of dollars:

	Three Fiscal Months Ended				Nine Fiscal Months Ended
	September 30, 2011		October 1, 2010		September 30, 2011		October 1, 2010
	Amount	%	Amount	%	Amount	%	Amount	%
Net sales:
North America	$528.6	35%	$463.8	39%	$1,636.8	36%	$1,318.4	38%
Europe and Mediterranean	442.1	29%	328.1	27%	1,334.4	30%	1,052.9	30%
ROW	547.1	36%	408.6	34%	1,526.4	34%	1,135.8	32%

Total net sales	$1,517.8	100%	$1,200.5	100%	$4,497.6	100%	$3,507.1	100%

Operating income (loss):
North America	$27.7	44%	$14.0	33%	$104.5	48%	$73.0	46%
Europe and Mediterranean	5.9	9%	9.0	22%	31.8	15%	18.5	12%
ROW	29.8	47%	19.1	45%	80.0	37%	67.7	42%

Total operating income	$63.4	100%	$42.1	100%	$216.3	100%	$159.2	100%

General Cable’s reported net sales are directly influenced by the price of copper, and to a lesser extent, aluminum. The price of copper and aluminum as traded on the London Metal Exchange (“LME”) and COMEX has historically been subject to considerable volatility. During the past few years, global copper prices have been volatile at times setting new average record highs. In the three fiscal months ended September 30, 2011 and October 1, 2010, copper cathode on the COMEX averaged $4.07 and $3.30 per pound, respectively, and aluminum averaged $1.17 and $1.01 per pound, respectively. In the nine fiscal months ended September 30, 2011 and October 1, 2010, copper cathode on the COMEX averaged $4.20 and $3.26 per pound, respectively, and the daily price of aluminum averaged $1.21 and $1.02 per pound, respectively. The copper and aluminum price volatility is representative of all reportable segments.

General Cable typically passes changes in copper and aluminum prices along to its customers, although there are timing delays of varying lengths depending upon the volatility of metals prices, the type of product, competitive conditions and particular customer arrangements. A significant portion of the Company’s electric utility and telecommunications business and, to a lesser extent, the Company’s electrical infrastructure business has metal escalators and de-escalators written into customer contracts under a variety of price setting and recovery formulas. The remainder of the Company’s business requires that volatility in the cost of metals be recovered through negotiated price changes with customers. In these instances, the ability to change the Company’s selling prices may lag the movement in metal prices by a period of time as the customer price changes are implemented. Therefore, in the short-term, during periods of escalating raw material cost inputs, to the extent the Company is able to increase prices in the market to recover the higher raw material costs, the Company will generally experience a benefit from the sale of its relatively lower value inventory as computed under the weighted average inventory costing method. If the Company is unable to increase prices with the rise in the raw material market prices due to low levels of demand or market dynamics, the Company will experience lower operating income. Conversely, during periods of declining raw material cost inputs, to the extent the Company has to decrease prices in the market due to competitive pressure as the current cost of metals declines, the Company will generally experience downward pressure on its gross profit due to the sale of relatively higher value inventory as computed under the weighted average inventory costing method. If the Company is able to maintain price levels in an environment in which raw material prices are declining due to high levels of demand, the Company will experience higher operating income. The Company hedges a portion of its metal purchases when there is a firm price commitment for a future delivery but does not engage in speculative metals trading.

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

Current Business Environment

The wire and cable industry is competitive, mature and cost driven with minimal differentiation for many product offerings among industry participants from a manufacturing or technology standpoint. In the latter part of 2010 and in the first nine months of 2011, the Company has benefited from a recovery in demand. However, demand and pricing levels generally remain low compared to the levels that were achieved prior to the impact of the global financial crisis and economic downturn that began in late 2007.

In addition to the factors previously mentioned, General Cable is currently being affected by the following general macro-level trends:

•	Volatile commodity pricing, primarily copper and aluminum, as well as recent increased volatility in other cost inputs;

•	Currency volatility and continued political uncertainty in certain markets;

•	Competitive price pressures in certain markets, particularly those where the Company is a new entrant;

•	Continued low levels of demand for a broad spectrum of products in Europe;

•	Worldwide underlying long-term growth trends in electric utility and infrastructure markets;

•	Continuing demand for natural resources, such as oil and gas, and alternative energy initiatives;

•	Increasing demand for further deployment of submarine power and fiber optic communication systems; and

•	Population growth in developing countries with growing middle classes that influences demand for wire and cable.

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

As part of General Cable’s ongoing efforts to reduce total operating costs, the Company continuously evaluates its ability to more efficiently utilize existing manufacturing capacity. Such evaluation includes the costs associated with and benefits to be derived from the combination of existing manufacturing assets into fewer plant locations and the possible outsourcing of certain manufacturing processes. The Company may idle manufacturing facilities in the future from time to time depending on market conditions and expected demand, and has historically idled manufacturing facilities due to market conditions or expected demand. There were no permanent facility closures during the nine months ended September 30, 2011 or October 1, 2010.

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

The Company has access to various credit facilities around the world and believes that it can adequately fund its global working capital requirements through both internal operating cash flow and use of the various credit facilities. Overall, the capital structure changes made in recent years, including the exchange of convertible debt during the fourth quarter of 2009 which effectively extended the maturity of the largest tranche of debt by 20 years, should allow the Company to maintain financial flexibility. Additionally, as a result of the rapid and significant volatility in metal prices, the Company’s working capital requirements are expected to be variable for the foreseeable future. The Company’s new $400 million Revolving Credit Facility entered into in July 2011 creates greater global operating flexibility to meet working capital requirement needs. See the “Long Term Debt” footnote for additional details.

Acquisitions and Divestitures

Management actively seeks to identify key trends in the industry to capitalize on expanding markets and new niche markets or exit declining or non-strategic markets in order to achieve better returns. The Company also sets aggressive performance targets for its business and intends to refocus or divest those activities that fail to meet targets or do not fit long-term strategies. No acquisitions or divestitures were made in the nine fiscal months ended September 30, 2011.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 2 to the audited annual consolidated financial statements. In the nine months ended September 30, 2011, there have been no significant changes to these policies. In the nine months ended September 30, 2011, there have been no recent accounting pronouncements that are expected to have a significant effect on the consolidated financial statements.

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

Effective January 1, 2011, the Central Bank of Venezuela and the Ministry of Finance published an amendment to Convenio Cambiario No. 14 (the Exchange Law), whereby the official exchange rate was set at 4.30 BsF per U.S. dollar, eliminating the 2.60 BsF per U.S. dollar rate previously established for essential goods in the first quarter of 2010. Thereafter, the Company can only import copper at the 4.30 BsF per U.S. dollar rate. In the three and nine months ended September 30, 2011, the Company purchased 3.3 million pounds and 12.3 million pounds of copper at the 4.30 BsF per U.S. dollar rate.

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

At September 30, 2011 and December 31, 2010, the Company’s total assets in Venezuela were $281.9 million and $225.2 million and total liabilities were $65.2 million and $36.2 million, respectively. At September 30, 2011 and December 31, 2010, total assets included BsF denominated monetary assets of $139.1 million and $88.9 million, which consisted primarily of $93.7 million and $50.9 million of cash, and $37.5 million and $35.6 million of accounts receivable, respectively. At September 30, 2011 and December 31, 2010, total liabilities included BsF denominated monetary liabilities of $34.7 million and $26.3 million, which consisted primarily of $25.2 million and $15.8 million of accounts payable and other accruals, respectively. All monetary assets and liabilities were remeasured at 4.30 BsF per U.S. dollar at September 30, 2011 and December 31, 2010.

Sales in Venezuela were 4% and 3% of consolidated net sales for the quarters ended September 30, 2011 and October 1, 2010, respectively. Operating income in Venezuela was 18% and 21% of consolidated operating income for the quarters ended September 30, 2011 and October 1, 2010, respectively. The Company’s sales in Venezuela were 3% of consolidated net sales for the nine months ended September 30, 2011 and October 1, 2010. Operating income in Venezuela was 14% and 17% of consolidated operating income for the nine months ended September 30, 2011 and October 1, 2010, respectively. For the quarter and nine months ended September 30, 2011, Venezuela’s sales and cost of goods sold were approximately 90% and 29% BsF denominated and approximately 10% and 71% U.S. dollar denominated, respectively. For the quarter ended October 1, 2010, Venezuela’s sales and cost of goods sold were approximately 89% and 29% BsF denominated and approximately 11% and 71% U.S. dollar denominated, respectively. For the nine months ended October 1, 2010, Venezuela’s sales and cost of goods sold were approximately 83% and 29% BsF denominated and approximately 17% and 71% U.S. dollar denominated, respectively.

During the three and nine months ended September 30, 2011, the Company settled $24 million and $39 million of U.S. dollar denominated intercompany payables and accounts payable in Venezuela, respectively. During the three and nine months ended October 1, 2010, the Company settled $31 million and $67 million of U.S. dollar denominated intercompany payables and accounts payable in Venezuela, respectively. During the three and nine months ended September 30, 2011, settlements were made at the official exchange rate of 4.30 BsF per U.S. dollar on U.S. dollar denominated intercompany payables and accounts payable. For the nine months ended October 1, 2010, U.S. dollar denominated intercompany payables and accounts payable of approximately 52% was settled at the official essential exchange rate and 48% was settled at parallel rates which averaged 7.0 BsF per U.S. dollar, respectively. At September 30, 2011, $31 million of requests for U.S. dollars to settle U.S. dollar denominated liabilities remained pending, which the Company expects will be settled at the 4.30 BsF per U.S. dollar rate. Approximately $16 million of the requested settlements are current, $14 million have been pending over 60 days and $1 million have been pending over one year. Currency exchange controls in Venezuela continue to limit the Company’s ability to remit funds from Venezuela. We do not consider the net assets of Venezuela to be integral to the Company’s ability to service our debt and operational requirements.

As a result of government restrictions, Venezuela continues to operate in a difficult economic environment. We have historically taken steps to address operational challenges including obtaining approval of copper imports at the 4.30 essential BsF per U.S. dollar rate in the first nine months of 2011, purchasing other raw material products domestically, and adjusting prices to reflect raw material cost and adherence to government price controls.

Results of Operations

The following table sets forth, for the periods indicated, statement of operations data in millions of dollars and as a percentage of net sales. Percentages may not add due to rounding.

	Three Fiscal Months Ended				Nine Fiscal Months Ended
	September 30, 2011		October 1, 2010		September 30, 2011		October 1, 2010
	Amount	%	Amount	%	Amount	%	Amount	%
Net sales	$1,517.8	100.0%	$1,200.5	100.0%	$4,497.6	100.0%	$3,507.1	100.0%
Cost of sales	1,361.4	89.7%	1,075.2	89.6%	3,999.6	88.9%	3,099.5	88.4%

Gross profit	156.4	10.3%	125.3	10.4%	498.0	11.1%	407.6	11.6%
Selling, general and administrative expenses	93.0	6.1%	83.2	6.9%	281.7	6.3%	248.4	7.1%

Operating income	63.4	4.2%	42.1	3.5%	216.3	4.8%	159.2	4.5%
Other income (expense)	(31.5)	(2.1)%	7.7	0.6%	(28.4)	(0.6)%	(31.8)	(0.9)%
Interest expense, net	(23.2)	(1.5)%	(17.9)	(1.5)%	(66.8)	(1.5)%	(53.5)	(1.5)%

Income before income taxes	8.7	0.6%	31.9	2.7%	121.1	2.7%	73.9	2.1%
Income tax (provision) benefit	(5.5)	(0.4)%	(10.5)	(0.9)%	(42.1)	(0.9)%	(32.9)	(0.9)%
Equity in net earnings of affiliated companies	0.8	0.1%	0.4	—%	2.2	—%	1.0	—%

Net income including non-controlling interest	4.0	0.3%	21.8	1.8%	81.2	1.8%	42.0	1.2%
Less: preferred stock dividends	0.1	—%	0.1	—%	0.3	—%	0.3	—%
Less: net income attributable non-controlling interest	0.3	—%	3.6	0.3%	1.6	—%	7.6	0.2%

Net income attributable to Company common shareholders	$3.6	0.2%	$18.1	1.5%	$79.3	1.8%	$34.1	1.0%

Three Fiscal Months Ended September 30, 2011, Compared with Three Fiscal Months Ended October 1, 2010

Net Sales

The following tables set forth net sales, metal-adjusted net sales, and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for the third quarter of 2010 have been adjusted to reflect the third quarter of 2011 copper COMEX average price of $4.07 per pound (a $0.77 increase compared to the same period in 2010) and the aluminum average price of $1.17 per pound (a $0.16 increase compared to the same period in 2010). Metal-adjusted net sales, a non-GAAP financial measure, are provided herein in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. The comparable GAAP financial measure is set forth above. See previous discussion of metal price volatility in the “Overview” section.

	Net Sales
	Three Fiscal Months Ended
	September 30, 2011		October 1, 2010
	Amount	%	Amount	%
North America	$528.6	35%	$463.8	39%
Europe and Mediterranean	442.1	29%	328.1	27%
ROW	547.1	36%	408.6	34%

Total net sales	$1,517.8	100%	$1,200.5	100%

	Metal-Adjusted Net Sales Three Fiscal Months Ended
	September 30, 2011		October 1, 2010
	Amount	%	Amount	%
North America	$528.6	35%	$505.4	38%
Europe and Mediterranean	442.1	29%	359.9	27%
ROW	547.1	36%	462.2	35%

Total metal-adjusted net sales	$1,517.8	100%	$1,327.5	100%

Metal adjustment			(127.0)

Total net sales	$1,517.8		$1,200.5

	Metal Pounds Sold
	Three Fiscal Months Ended
	September 30, 2011		October 1, 2010
	Pounds	%	Pounds	%
North America	76.6	30%	80.1	33%
Europe and Mediterranean	68.9	27%	64.9	27%
ROW	110.3	43%	97.1	40%

Total metal pounds sold	255.8	100%	242.1	100%

Net sales increased $317.3 million to $1,517.8 million in the third quarter of 2011 from $1,200.5 million in the third quarter of 2010. After adjusting third quarter 2010 net sales to reflect the $0.77 increase in the average monthly COMEX prices per pound of copper and the $0.16 increase in the average aluminum price per pound, net sales of $1,517.8 million reflect an increase of $190.3 million or 14%, from the metal adjusted net sales of $1,327.5 million in 2010. Volume, as measured by metal pounds sold increased 13.7 million pounds or 6% to 255.8 million pounds in the third quarter of 2011 as compared to 242.1 million pounds in the third quarter of 2010. Metal pounds sold is provided herein as the Company believes this metric to be an alternative measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. The increase in sales on a metal adjusted basis is primarily due to favorable selling price/product mix of approximately $129.8 million and favorable foreign currency exchange rate changes on the translation of reported revenues of $58.5 million.

Metal-adjusted net sales in the North America segment increased $23.2 million, or 5%. The increase in sales on a metal adjusted basis is due to favorable selling price/product mix of approximately $36.8 million, favorable foreign currency exchange rate changes on the translation of reported revenues of $3.1 million, principally related to the Canadian dollar, partially offset by decreased volume of $16.7 million. Volume, as measured by metal pounds sold, decreased by 3.5 million pounds, or 4%, in the third quarter of 2011 compared to the third quarter of 2010. The decrease in volume is primarily attributable to electric utility products including medium voltage distribution cables used for terrestrial wind projects as well as a decrease in demand for electrical infrastructure products used in industrial applications. The electric utility and the electrical infrastructure markets were very strong in the third quarter of 2010. These decreases are partially offset by volume improvement in products primarily used in specialty applications due to increased spending in the transportation sector as well as the market for oil and gas exploration coupled with volume improvement for portable cords and industrial flex cables.

Metal-adjusted net sales in the Europe and Mediterranean segment increased $82.2 million, or 23%. The increase in sales on a metal adjusted basis is due to favorable selling price/product mix of approximately $50.4 million and favorable foreign currency exchange rate changes on the translation of reported revenues of $28.7 million primarily due to a stronger Euro relative to the U.S. dollar. Volume, as measured by metal pounds sold, increased by 4.0 million pounds, or 6%, in the third quarter of 2011 compared to the third quarter of 2010. The increase in demand was principally attributable to the Company’s project business in Germany. Despite the increase, economic conditions in Europe remained weak influencing demand across a broad spectrum of products.

Metal-adjusted net sales in the ROW segment increased $84.9 million or 18%. The increase in sales on a metal adjusted basis is due to favorable selling price/product mix of approximately $42.7 million, favorable foreign currency exchange rate changes on the translation of reported revenues of $26.7 million primarily due to the strengthening of certain currencies in Central and South America relative to the U.S. dollar and increased volume of $15.5 million. Volume, as measured by metal pounds sold, increased by 13.2 million pounds, or 14%, in the third quarter of 2011 compared to the third quarter of 2010, which is primarily attributable to low-voltage aerial transmission products and low-and medium-voltage distribution cables in Brazil as well as infrastructure investment and export activity in Central America.

Gross Profit

Gross profit increased to $156.4 million in the third quarter of 2011 from $125.3 million in the third quarter of 2010. The increase in gross profit was primarily due to increased value added pricing in North America as well as incremental volume improvement in Brazil.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A”) increased to $93.0 million in the third quarter of 2011 from $83.2 million in the third quarter of 2010. The increase in SG&A is primarily the result of incremental investment in resources in the Company’s global sales network and product technology as well as increased costs for new market penetration strategies in the third quarter of 2011 as compared to the third quarter of 2010. The increase in SG&A is also due in part to unfavorable foreign currency exchange rates in the three months ended September 30, 2011 in the amount of $3.3 million. SG&A as a percentage of metal-adjusted net sales was approximately 6.1% and 6.3% for the third quarters of 2011 and 2010, respectively.

Operating Income (Loss)

The following table sets forth operating income (loss) by segment, in millions of dollars.

	Operating Income (Loss)
	Three Fiscal Months Ended
	September 30, 2011		October 1, 2010
	Amount	%	Amount	%
North America	$27.7	44%	$14.0	33%
Europe and Mediterranean	5.9	9%	9.0	22%
ROW	29.8	47%	19.1	45%

Total operating income (loss)	$63.4	100%	$42.1	100%

The increase in operating income for the North America segment of $13.7 million is primarily attributable to benefits from a shift in product mix as a result of volume improvement in higher value added products primarily used in specialty applications, as well as an improved pricing environment in the third quarter of 2011 as compared to the pricing environment in the third quarter of 2010.

The decrease in operating income for the Europe and Mediterranean segment of $3.1 million is primarily attributable to the continued weak economic conditions in Europe, principally in Spain and Portugal, influencing demand and the pricing environment across a broad spectrum of products.

The increase in operating income for the ROW segment of $10.7 million is primarily attributable to increased volume and price stability in Brazil and an improved pricing environment and product mix in Venezuela, offset by an unfavorable product mix primarily in Thailand and Chile.

Other Income (Expense)

Other income (expense) includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated as well as unrealized gains and losses on derivative instruments that are not designated as cash flow hedges. During the three months ended September 30, 2011 and October 1, 2010, the Company recorded other expense of $31.5 million and other income of $7.7 million, respectively. For the three months ended September 30, 2011, other income (expense) was primarily attributable to foreign currency transaction losses which resulted from changes in exchange rates in the various countries in which the Company operates, primarily in Africa, South America and Mexico, as well as the result of unrealized losses on derivative instruments which were not designated as cash flow hedges. For the three months ended October 1, 2010, other income (expense) was primarily attributable to foreign currency transaction gains and losses which resulted from changes in exchange rates in the various countries in which the Company operates.

The functional currency of the Company’s subsidiary in Venezuela is the U.S. dollar; therefore, gains and losses for transactions at a rate other than the official exchange rate are recorded in the statement of operations. The Company remeasures the financial statements of the Venezuelan subsidiary at the rate in which the Company expects to remit dividends, which is 4.30 BsF per U.S. dollar. During the three fiscal months ended October 1, 2010, the Company was authorized to import copper at the official exchange rate for essential goods of 2.60 BsF per U.S. dollar. For the three months ended October 1, 2010, the Company recorded $12.2 million in foreign exchange gains related to transactions completed at the 2.60 BsF per U.S. dollar essential rate. Copper imports prior to the approval were imported at the parallel rate, which was closed down on June 9, 2010.

Effective January 1, 2011, the Central Bank of Venezuela and the Ministry of Finance published an amendment to Convenio Cambiario No. 14 (the Exchange Law), whereby the official exchange rate was set at 4.30 BsF per U.S. dollar, eliminating the

2.60 BsF per U.S. dollar rate previously established for essential goods in the first quarter of 2010. Therefore, the Company can only import copper at the 4.30 BsF per U.S. dollar rate, eliminating gains and losses in the statement of operations for transactions completed at a rate other than the official exchange rate for the three months ended September 30, 2011. See Item 2, “Venezuelan Operations” for additional details.

Interest Expense

Net interest expense increased to $23.2 million in the third quarter of 2011 from $17.9 million in the third quarter of 2010. Interest expense increased primarily due to additional debt used to fund higher working capital requirements related to increased demand and higher metal costs. Also, in the third quarter of 2011 the Company expensed $1.3 million in unamortized fees and expenses related to the Terminated Credit Facility.

Tax Provision

The Company’s effective tax rate for the third quarters of 2011 and 2010 was 63.2% and 32.9%, respectively. The higher effective tax rate for the third quarter of 2011 was primarily attributable to the cumulative adjustment to first half income tax expense due to an upward revision in the full year forecasted effective tax rate. The impact of the cumulative adjustment was partially offset by the recognition of tax benefits for uncertain tax positions due primarily to statute of limitations expiration in the third quarter of 2011. The net impact resulted in a significant increase in the third quarter effective tax rate percentage due to the relatively lower pre-tax income in the third quarter of 2011.

Preferred Stock Dividends

The Company accrued and paid $0.1 million in dividends on its preferred stock in the third quarter of 2011 and 2010.

Nine Fiscal Months Ended September 30, 2011 Compared with Nine Fiscal Months Ended October 1, 2010

Net Sales

The following tables set forth net sales, metal-adjusted net sales and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for the first nine fiscal months of 2010 have been adjusted to reflect the first fiscal nine months of 2011 copper COMEX average price of $4.20 per pound (a $0.94 increase compared to the same period in 2010) and the aluminum average price of $1.21 per pound (a $0.19 increase compared to the same period in 2010). Metal-adjusted net sales, a non-GAAP financial measure, are provided herein in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. The comparable GAAP financial measure is set forth above. See previous discussion of metal price volatility in the “Overview” section.

	Net Sales
	Nine Fiscal Months Ended
	September 30, 2011		October 1, 2010
	Amount	%	Amount	%
North America	$1,636.8	36%	$1,318.4	38%
Europe and Mediterranean	1,334.4	30%	1,052.9	30%
ROW	1,526.4	34%	1,135.8	32%

Total net sales	$4,497.6	100%	$3,507.1	100%

	Metal-Adjusted Net Sales
	Nine Fiscal Months Ended
	September 30, 2011		October 1, 2010
	Amount	%	Amount	%
North America	$1,636.8	36%	$1,470.1	37%
Europe and Mediterranean	1,334.4	30%	1,181.0	30%
ROW	1,526.4	34%	1,322.1	33%

Total metal-adjusted net sales	$4,497.6	100%	$3,973.2	100%

Metal adjustment			(466.1)

Total net sales	$4,497.6		$3,507.1

	Metal Pounds Sold
	Nine Fiscal Months Ended
	September 30, 2011		October 1, 2010
	Pounds	%	Pounds	%
North America	240.4	32%	218.7	32%
Europe and Mediterranean	214.2	28%	202.5	30%
ROW	306.3	40%	253.8	38%

Total metal pounds sold	760.9	100%	675.0	100%

Net sales increased $990.5 million to $4,497.6 million in the first nine fiscal months of 2011 from $3,507.1 million in the first nine fiscal months of 2010. After adjusting the first nine fiscal months 2010 net sales to reflect the $0.94 increase in the average monthly COMEX prices per pound of copper and the $0.19 increase in the average aluminum price per pound, net sales of $4,497.6 million reflect an increase of $524.4 million or 13%, from the metal adjusted net sales of $3,973.2 million in 2010. Volume, as measured by metal pounds sold increased 85.9 million pounds or 13% to 760.9 million pounds in the first nine fiscal months of 2011 as compared to 675.0 million pounds in the first nine fiscal months of 2010. Metal pounds sold is provided herein as the Company believes this metric to be an alternative measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. The increase in sales on a metal adjusted basis is due to increased volume of $170.9 million, favorable selling price/product mix of approximately $175.1 million, favorable foreign currency exchange rate changes on the translation of reported revenues of $156.4 million, and incremental net sales of $22.0 million attributable to acquisitions completed in the second half of 2010.

Metal-adjusted net sales in the North America segment increased $166.7 million, or 11%, principally due to favorable selling price/product mix of approximately $107.2 million, higher sales volume of $47.9 million, and favorable foreign currency exchange rate changes of $8.1 million, principally related to the Canadian dollar. Volume, as measured by metal pounds sold, increased by 21.7 million pounds, or 10%, in the first nine fiscal months of 2011 compared to the first nine fiscal months of 2010 which is primarily attributable to volume improvement in the electric utility and the electrical infrastructure products primarily used in industrial and specialty applications as well as higher sales of bare transmission products. Net sales in North America also increased due to improved pricing in most product lines due to the increase in demand.

Metal-adjusted net sales in the Europe and Mediterranean segment increased $153.4 million, or 13%, principally due to favorable selling price/product mix of approximately $48.5 million, higher sales volume of $16.2 million, incremental net sales of $18.1 million attributable to acquisitions, and favorable foreign currency exchange rate changes of $70.6 million, primarily due to a stronger Euro relative to the U.S. dollar in the current year. Volume, as measured by metal pounds sold, increased by 11.7 million pounds, or 6%, in the first nine fiscal months of 2011 compared to the first nine fiscal months of 2010. Volumes for low-voltage cables in the Spanish domestic construction markets as well as the Company’s project business in Germany performed above the first nine fiscal months of 2010. Despite the increase, economic conditions in Europe remained weak, influencing demand across a broad spectrum of products.

Metal-adjusted net sales in the ROW segment increased $204.3 million or 15%, principally due to higher sales volume of $106.8 million, favorable foreign currency exchange rate changes of $77.7 million, primarily due to the strengthening of certain currencies in Central and South America relative to the dollar, and favorable selling price/product mix of approximately $19.4 million. Volume, as measured by metal pounds sold, increased by 52.5 million pounds, or 21%, in the first nine fiscal months of 2011 compared to the first nine fiscal months of 2010 which is primarily attributable to increase in demand for low-voltage aerial transmission products and low-and medium-voltage distribution cables in Brazil as well as infrastructure investment in Central America.

Gross Profit

Gross profit increased to $498.0 million in the first nine fiscal months of 2011 from $407.6 million in the first nine fiscal months of 2010. The increase in gross profit was primarily due to increased value added pricing in North America, the incremental increase due to volume improvement in Brazil as well as the current year benefit of European targeted cost reduction efforts, which include, among other actions, personnel reductions which resulted in a charge of $17.0 million made in the first nine months of 2010.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A”) increased to $281.7 million in the first nine fiscal months of 2011 from $248.4 million in the first nine fiscal months of 2010. The increase in SG&A is primarily a result of incremental investment in resources related to the Company’s global sales network and product technology as well as increased costs for new market penetration strategies in the first nine fiscal months of 2011 as compared to the first nine fiscal months of 2010. The increase in SG&A is also due in part to unfavorable foreign currency exchange rates in the nine months ended September 30, 2011 in the amount of $9.6 million. SG&A as a percentage of metal-adjusted net sales was approximately 6.3% for the first nine fiscal months of 2011 and 2010.

Operating Income (Loss)

The following table sets forth operating income (loss) by segment, in millions of dollars.

	Operating Income (Loss) Nine Fiscal Months Ended
	September 30, 2011		October 1, 2010
	Amount	%	Amount	%
North America	$104.5	48%	$73.0	46%
Europe and Mediterranean	31.8	15%	18.5	12%
ROW	80.0	37%	67.7	42%

Total operating income (loss)	$216.3	100%	$159.2	100%

The increase in operating income for the North America segment of $31.5 million is primarily attributable to increased sales volume, benefits from a shift in product mix as well as a favorable pricing environment due to an increase in market demand in most product lines excluding electrical utility products in the first nine fiscal months of 2011 as compared to the first nine fiscal months of 2010.

The increase in operating income for the Europe and Mediterranean segment of $13.3 million is primarily attributable to an increase in sales volume in the first nine fiscal months of 2011 as compared to the first nine fiscal months of 2010 despite the economic conditions in Europe which remained weak in the first nine months of 2011. In addition, operating income increased in the first nine months of 2011 as compared to the first nine months of 2010 due to the current year benefit of European targeted cost reduction efforts, which include, among other actions, personnel reductions which resulted in a charge of $17.0 million made in the first nine months of 2010.

The increase in operating income for the ROW segment of $12.3 million is primarily attributable to an increase in sales volumes in the first nine months of 2011 as compared to 2010 and price stability primarily in Brazil and Oceania, which was partially offset by unfavorable product mix primarily in Thailand and Chile.

Other Income (Expense)

Other income (expense) includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated as well as unrealized gains and losses on derivative instruments that are not designated as cash flow hedges. During the nine months ended September 30, 2011 and October 1, 2010, the Company recorded other expense of $28.4 million and $31.8 million, respectively. For the nine months ended September 30, 2011, other income (expense) was primarily attributable to foreign currency transaction losses which resulted from changes in exchange rates in the various countries in which the Company operates, primarily in Africa, South America and Mexico, as well as the result of unrealized losses on derivative instruments which were not designated as cash flow hedges. For the nine months ended October 1, 2010, other expense of $31.8 million was primarily attributable to the $29.8 million Venezuelan currency devaluation, as discussed below, as well as other income (expense) attributable to foreign currency transaction gains which resulted from changes in exchange rates in the various countries in which the Company operates and as the result of unrealized losses on derivative instruments which were not designated as cash flow hedges.

The functional currency of the Company’s subsidiary in Venezuela is the U.S. dollar; therefore, gains and losses for transactions at a rate other than the official exchange rate for non-essential goods are recorded in the statement of operations. During the nine fiscal months ended October 1, 2010 the Company was authorized to import copper at the official exchange rate for essential goods of 2.60 BsF per U.S. dollar. For the nine months ended October 1, 2010, the Company recorded $16.6 million in foreign exchange gains related to transactions completed at the 2.60 BsF per U.S. dollar essential rate. Copper imports prior to the approval were imported at the parallel rate which was closed down on June 9, 2010. For the nine months ended October 1, 2010, the Company recorded $10.7 million in foreign exchange losses related to copper imports at the parallel rate.

Effective January 1, 2011, the Central Bank of Venezuela and the Ministry of Finance published an amendment to Convenio Cambiario No. 14 (the Exchange Law), whereby the official exchange rate was set at 4.30 BsF per U.S. dollar, eliminating the 2.60 BsF per U.S. dollar rate previously established for essential goods in the first quarter of 2010. Therefore, the Company can only import copper at the 4.30 BsF per U.S. dollar rate and no gains or losses were recorded in the statement of operations for the nine months ended September 30, 2011. See Item 2, “Venezuelan Operations” for additional details.

Interest Expense

Net interest expense increased to $66.8 million in the first nine months of 2011 from $53.5 million in the first nine months of 2010. Interest expense increased primarily due to additional debt used to fund higher working capital requirements related to increased demand and higher metal costs. Also, in the third quarter of 2011 the Company expensed $1.3 million in unamortized fees and expenses related to the Terminated Credit Facility.

Tax Provision

The Company’s effective tax rate for the first nine months of 2011 and 2010 was 34.8% and 44.5%, respectively. The Company's higher effective tax rate for the first nine months of 2010 was primarily attributable to the Venezuelan Bolivar devaluation for which there was no tax benefit and valuation allowances recorded against deferred tax assets of $8.3 million recorded in Q3 2010, which were partially offset by the recognition of $25.3 million of net tax benefit for changes in uncertain tax positions related to statute expirations and tax settlements.

Preferred Stock Dividends

The Company accrued and paid $0.3 million in dividends on its preferred stock in the first nine fiscal months of 2011 and 2010.

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

Summary of Cash Flows

Operating cash outflow of $39.2 million in the first nine fiscal months of 2011 reflects a net working capital use of $217.9 million driven principally by increases in inventories and accounts receivable of $159.0 million and $160.2 million, respectively, which were partially offset by increases in accounts payable, accrued and other liabilities of $124.2 million. The increase in inventory is primarily due to the increase in metal prices in the first nine months of the year and seasonal trends in which inventories are built in anticipation of demand during the spring and summer months when construction activity increases. The increase in accounts receivable is due to higher global selling prices in response to increased raw material costs and increased trading activity in the months leading up to September 30, 2011. The increase in accounts payable, accrued and other liabilities was the result of incremental manufacturing activity due to higher raw material cost inputs and increased demand. Partially offsetting this $217.9 million net working capital use of cash is $178.7 million of net income adjusted for non-cash items, primarily depreciation and amortization.

In Venezuela, government restrictions on the transfer of cash out of the country have limited the Company’s ability to immediately repatriate cash. Approximately 23% and 11% of the consolidated cash balance as of September 30, 2011 and December 31, 2010, respectively, is held in Venezuela.

Cash flow used by investing activities was $82.6 million in the first nine fiscal months of 2011, principally reflecting $86.2 million of capital expenditures. The Company continues to focus its capital program around the world to upgrade equipment, improve efficiency and throughput and enhance productivity as well as a focus on opportunities in emerging markets and in the specialty and submarine cable businesses. The Company anticipates capital spending to be approximately $110 million to $130 million in 2011.

Financing activities in the nine fiscal months of 2011 generated $70.3 million of cash inflows primarily related to borrowings on various short-term credit facilities in the Company’s ROW segment. See the “Debt and Other Contractual Obligations” section below for details.

Debt and Other Contractual Obligations

The Company’s outstanding debt obligations were $1,064.5 million as of September 30, 2011, which consisted of $10.0 million of 1.00% Senior Convertible Notes due in 2012 (net of debt discount), $309.6 million of 0.875% Convertible Notes due in 2013 (net of debt discount), $164.8 million of Subordinated Convertible Notes due in 2029 (net of debt discount), $200.0 million of 7.125% Senior Notes due in 2017, $125.0 million of Senior Floating Rate Notes due in 2015, $20.9 million drawn on the Revolving Credit Facility, $35.2 million of Spanish Term Loans, $22.0 million drawn on Europe and Mediterranean credit facilities, $155.2 million drawn on ROW credit facilities and $21.8 million of various other short-term loans. See Note 8 to the Condensed Consolidated Financial Statements for additional information regarding the Company’s outstanding debt obligations.

Failure to comply with any of the covenants, financial tests and ratios required by the Company’s existing or future debt obligations could result in a default under those agreements and under other agreements containing cross-default provisions, as defined in the Company’s Revolving Credit Facility, 1.00% Senior Convertible Notes, 0.875% Convertible Notes, Subordinated Convertible Notes, 7.125% Senior Notes, Senior Floating Rate Notes and various other credit facilities maintained by the Company’s restricted subsidiaries. A default would permit lenders to cease making further extensions of credit, accelerate the maturity of the debt under these agreements and foreclose upon any collateral securing that debt. The lenders under the Company’s Revolving Credit Facility have a pledge of all of the capital stock of existing and future U.S. and Canadian subsidiaries. The lenders under the Company’s Revolving Credit Facility have a lien on substantially all of the Company’s U.S. and Canadian assets and by a pledge of 65% of the equity interests of certain of the Company’s foreign subsidiaries. The Company also has incurred secured debt in connection with some of its European operations. The lenders under these European secured credit facilities also have liens on assets of certain of our European subsidiaries. As a result of these pledges and liens, if the Company fails to meet its payment or other obligations under any of its secured indebtedness, the lenders under the applicable credit agreement would be entitled to foreclose on substantially all of the Company’s assets and liquidate these assets. Broadly, cross-default provisions would permit lenders to cause such indebtedness to become due prior to its stated maturity in the event a default remains unremedied for a period of time under the terms of one or more financing agreements, a change in control or a fundamental change. As of September 30, 2011 and December 31, 2010, the Company was in compliance with all material debt covenants.

The Company’s defined benefit plans at December 31, 2010 were underfunded by $99.6 million. Pension expense for the Company’s defined benefit pension plans for the nine fiscal months ended September 30, 2011, was $10.2 million and cash contributions were approximately $22.0 million.

The Company anticipates being able to meet its obligations as they come due based on historical experience and the expected availability of funds under its current credit facilities. The Company’s contractual obligations and commercial commitments as of September 30, 2011, (in millions of dollars) are summarized below.

	Payments Due by Period
Contractual obligations(1,4):	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Total debt (excluding capital leases)	$1,059.7	$182.9	$349.0	$152.8	$375.0
Convertible debt at maturity(6)	310.7	—	46.0	—	264.7
Capital leases	4.8	1.0	2.3	1.5	—
Interest payments on 7.125% Senior Notes	78.5	14.3	28.6	28.6	7.0
Interest payments on Senior Floating Rate Notes	11.7	3.3	6.6	1.8	—
Interest payments on 0.875% Convertible Notes	6.7	3.1	3.6	—	—
Interest payments on 1.00% Senior Convertible Notes	0.1	0.1	—	—	—
Interest payments on Subordinated Convertible Notes	262.1	19.3	38.6	38.6	165.6
Interest payments on Spanish term loans	2.0	1.3	0.7	—	—
Operating leases(2)	71.5	20.5	25.5	13.4	12.1
Preferred stock dividend payments	0.7	0.3	0.4	—	—
Defined benefit pension obligations(3)	171.2	15.0	31.7	34.0	90.5
Postretirement benefits	8.0	1.2	2.1	1.5	3.2
Unrecognized tax benefits, including interest and penalties(5)	—	—	—	—	—

Total	$1,987.7	$262.3	$535.1	$272.2	$918.1

1)	This table does not include interest payments on General Cable’s revolving credit facilities because the future amounts are based on variable interest rates and the amount of the borrowings under the Revolving Credit Facility and Spanish Credit Facility fluctuate depending upon the Company’s working capital requirements.
2)	Operating lease commitments are described under the Commitments and Contingencies footnote.
3)	Defined benefit pension obligations reflect the Company’s estimates of contributions that will be required in 2011 to meet current law minimum funding requirements.
4)	This table does not include derivative instruments as the ultimate cash outlays cannot be reasonably predicted. Information on these items is provided under Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”
5)	Unrecognized tax benefits of $78.2 million have not been reflected in the above table due to the inherent uncertainty as to the amount and timing of settlement, which is contingent upon the occurrence of possible future events, such as examinations and determinations by various tax authorities.
6)	Represents the current debt discount on the Company’s 1.00% Senior Convertible Notes, 0.875% Convertible Notes and Subordinated Convertible Notes.

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

As of September 30, 2011, the Company had $55.3 million in letters of credit, $248.9 million in various performance bonds and $195.6 million in other guarantees. Other guarantees include bank guarantees and advance payment bonds. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self-insurance claims, defined benefit plan obligations, contract performance, quality and other various bank and financing guarantees. Advance payment bonds are often required by customers when we obtain advance payments to secure the production of cable for long term contracts. The advance payment bonds provide the customer protection on their deposit in the event that the Company does not perform under the contract. See “Liquidity and Capital Resources” for excess availability under the Company’s various credit borrowings.

See the previous section, “Debt and Other Contractual Obligations,” for information on debt-related guarantees.

Environmental Matters

The Company’s expenditures for environmental compliance and remediation amounted to approximately $0.8 million and $1.1 million for the three months ended September 30, 2011 and October 1, 2010, respectively. The Company’s expenditures for environmental compliance and remediation amounted to approximately $2.4 million and $1.7 million for the nine months ended September 30, 2011 and October 1, 2010, respectively. In addition, certain of General Cable’s subsidiaries have been named as potentially responsible parties in proceedings that involve environmental remediation. The Company has accrued $1.9 million at September 30, 2011, and $1.5 million at December 31, 2010, for all environmental liabilities. While it is difficult to estimate future environmental liabilities, the Company does not currently anticipate any material adverse effect on results of operations, cash flows or financial position as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General Cable is exposed to various market risks, including changes in interest rates, foreign currency and raw material (commodity) prices. To manage risks associated with the volatility of these natural business exposures, General Cable enters into interest rate, commodity and foreign currency derivative agreements, as well as copper and aluminum forward pricing agreements. General Cable does not purchase or sell derivative instruments for trading purposes. General Cable does not engage in trading activities involving commodity contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques. Depending on the extent of an unrealized loss position on a derivative contract held by the Company, certain counterparties may require a deposit to secure the derivative contract position. As of September 30, 2011 and December 31, 2010, there were no contracts held by the Company that required collateral to secure the Company’s derivative liability positions.

The notional amounts and fair values of these designated cash flow financial instruments at September 30, 2011 and December 31, 2010 are shown below (in millions). The carrying amount of the financial instruments was a net liability of $41.4 million and a net asset $27.1 million at September 30, 2011 and December 31, 2010, respectively.

	September 30, 2011		December 31, 2010
	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash flow hedges:
Interest rate swaps	$44.9	$(0.7)	$57.8	$(1.8)
Commodity futures	282.8	(42.7)	164.6	30.6
Foreign currency forward exchanges	51.7	2.0	115.2	(1.7)

		$(41.4)		$27.1

For derivative instruments that are not designated as cash flow hedges, the unrealized gain or loss on the derivatives is reported in current earnings. For the three fiscal months ended September 30, 2011 and October 1, 2010, the Company recorded a loss of $6.7 million and $9.4 million, respectively, for derivatives instruments not designated as cash flow hedges in other income/(expense) on the condensed consolidated statements of operations. For the nine fiscal months ended September 30, 2011 and October 1, 2010, the Company recorded a loss of $0.3 million and $9.0 million, respectively, for derivative instruments not designated as cash flow hedges in other income/(expense) on the condensed consolidated statements of operations. As of September 30, 2011 and December 31, 2010, derivative instruments not designated as cash flow hedges had a notional value of $393.2 million and $321.9 million, respectively.

Other Forward Pricing Agreements

In the normal course of business, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At September 30, 2011 and December 31, 2010, General Cable had $45.4 million and $30.8 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At September 30, 2011 and December 31, 2010, the fair value of these arrangements was $36.5 million and $35.6 million, respectively, and General Cable had an unrealized loss of $8.9 million and an unrealized gain of $4.8 million, respectively, related to these transactions. General Cable expects the unrealized gains (losses) under these agreements to be largely offset as a result of firm sales price commitments with customers.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met.

In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2011.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2011, the Company, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this process, management concluded that internal control over financial reporting was effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting, as such item is defined in Exchange Act Rules 13a–15(f) and 15d–15(f), during the fiscal quarter ended September 30, 2011, that have materially affected, or are reasonable likely to materially affect the Company’s internal control over financial reporting.

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

On July 5, 2011, the European Commission issued a Statement of Objections in relation to its ongoing competition investigation alleging that two General Cable affiliates in Europe engaged in violations of competition law in the underground power cables businesses for a limited period of time. The Company responded to the Statement of Objections on October 28,

2011 and continues to defend itself against the allegations. The defense of the Company in response to the European Commission’s Statement of Objections could involve us in lengthy proceedings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The employees of the Company do have the right to surrender to the Company shares in payment of minimum tax obligations upon the vesting of grants of common stock under the Company’s equity compensation plans. During the fiscal quarter ended September 30, 2011, 77 shares were surrendered to the Company by employees in payment of minimum tax obligations upon the vesting of nonvested stock under the Company’s equity compensation plans, and the average price paid per share was $43.11. During the nine months ended September 30, 2011, 11,589 shares were surrendered to the Company by employees in payment of minimum tax obligations upon the vesting of nonvested stock under the Company’s equity compensation plans, and the average price paid per share was $40.70.

ITEM 6. EXHIBITS

The following exhibits are filed herewith or incorporated herein by reference. Documents indicated by an asterisk (*) are filed herewith. Documents not indicated by an asterisk are incorporated by reference to the document indicated.

a)	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Post-Effective Amendment No. 1 to Form S-4 (File No. 333-143017) filed on June 11, 2007).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K (File No. 001-12983) filed on May 14, 2010).

3.3	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K (File No. 001-12983) as filed on May 14, 2010).

*10.1	Credit Agreement, dated July 21, 2011, by and among General Cable Industries, Inc., as borrower, General Cable Company, as Canadian borrower, the Company and those certain other U.S. and Canadian subsidiaries of the Company party thereto as guarantors, the several lenders and financial institutions party thereto and JP Morgan Chase as administrative agent for the lenders.

*12.1	Computation of Ratio of Earnings to Fixed Charges

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) or 15d – 14

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) or 15d – 14

*32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Cable Corporation

Signed: November 3, 2011	By:	/s/ BRIAN J. ROBINSON
Brian J. Robinson
Executive Vice President, Chief
Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Post-Effective Amendment No. 1 to Form S-4 (File No. 333-143017) filed on June 11, 2007).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K (File No. 001-12983) filed on May 14, 2010).

3.3	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K (File No. 001-12983) as filed on May 14, 2010).

*10.1	Credit Agreement, dated July 21, 2011, by and among General Cable Industries, Inc., as borrower, General Cable Company, as Canadian borrower, the Company and those certain other U.S. and Canadian subsidiaries of the Company party thereto as guarantors, the several lenders and financial institutions party thereto and JP Morgan Chase as administrative agent for the lenders.

*12.1	Computation of Ratio of Earnings to Fixed Charges

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) or 15d – 14

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) or 15d – 14

*32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.