Form 10-K
period 2011-12-31
GENERAL CABLE CORP /DE/
filed 2012-02-23
CIK 886035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer" “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $2,180.2 million at June 30, 2011 (based upon non-affiliate holdings of 51,201,624 shares and a market price of $42.58 per share).
As of February 17, 2012, there were 49,764,204 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2011 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
INDEX TO ANNUAL REPORT
ON FORM 10-K

PART I.

ITEM 1.	BUSINESS

General Cable Corporation (“the Company”) is a global leader in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for use in the energy, industrial, construction, specialty and communications markets. The Company additionally engages in the design, integration, and installation on a turn-key basis for products such as high and extra-high voltage terrestrial and submarine systems. The Company strives to enhance shareholder value in multiple ways, including:

•
Utilizing the Company's assets, financial strength and flexibility, distribution system, global and product diversity, brands, and the talents and strong commitment of employees to build profitability through excellence in the Company's primary business, wire and cable manufacturing and distribution;

•	Managing the Company's product portfolio by pursuing market share in fast growing and value added product lines as well as strategic investments in attractive long term growth opportunities;

•
Focusing on continuous improvement and operating efficiency through the execution of Lean Six Sigma (“Lean”) strategies and technical expertise to maintain the Company's position as a low cost provider;

•	Expanding operations through organic growth and acquisitions with continued focus in emerging economies;

•	Leveraging our diversity and intellectual property through the sharing of best practices across the global organization; and

•	Maintaining high operational standards through sustainability, safety, and innovation.

By operating under these guiding principles the Company has been able to build a strong market position in each of the segments in which it competes. The Company's key performance indicators are considered to be volume, as measured in metal pounds sold, operating income, net income, earnings per share, operating cash flows, returns on capital employed and invested capital and working capital efficiency.

The Company is a Delaware corporation and was incorporated in 1994. The Company and its predecessors have served various wire and cable markets for over 150 years. The Company's immediate predecessor was a unit of American Premier Underwriters, Inc. (“American Premier”), previously known as The Penn Central Corporation. American Premier acquired the Company's existing wire and cable business in 1981. In 1994, a subsidiary of Wassall PLC acquired the predecessor by purchase of General Cable's outstanding subordinated promissory note, the General Cable common stock held by American Premier and a tender offer for the publicly-held General Cable common stock. In 1997, Wassall consummated public offerings for the sale of all of its interest in General Cable's common stock. The Company has operated as an independent public company since completion of the offerings and its common stock is traded on the New York Stock Exchange.

For purposes of this report, unless the context otherwise requires, all references herein to the “Company,” “General Cable,” “we,” “us,” and “our” shall refer to General Cable Corporation.
Business Segments
The Company's operating structure is the basis for our financial reporting. The Company's three segments include North America, Europe and Mediterranean, and Rest of World ("ROW"). Additional financial information regarding the segments appears in Footnote 16 - Segment Information.
North America
The North America segment engages in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for the energy, industrial, construction, specialty and communications markets principally for use in the electric utility, electrical infrastructure, construction, and communications industries in the United States and Canada. The North America segment contributed approximately 36%, 37%, and 34% of the Company’s consolidated revenues for 2011, 2010 and 2009, respectively.

The North America segment consists of 17 manufacturing facilities across the region. Additionally, the North America segment has regional centers of excellence and state-of-the-art laboratories for technical expertise and innovation in material technology and compounding, electrical testing, data cables, and specialty and military cables.

Europe and Mediterranean
The Europe and Mediterranean segment engages in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for the energy, industrial, construction, specialty and communications markets principally for use in the electric utility, electrical infrastructure, construction, and communications industries with operations in Algeria, Angola, Egypt, France, Germany, Norway, Portugal and Spain, and selling into markets throughout Europe, the Mediterranean and Africa. Additionally, the Europe and Mediterranean segment engages in the design, integration, and installation on a turnkey basis for products such as high and extra-high voltage terrestrial and submarine systems around the world. The Europe and Mediterranean segment contributed approximately 30%, 31%, and 36% of the Company’s consolidated revenues for 2011, 2010, and 2009, respectively.

This segment has expanded in recent years due to several key acquisitions. These acquisitions have broadened the Company's customer base and the product offering to expand its presence in the European and Mediterranean markets, which had previously been concentrated in the Iberian Peninsula. These acquisitions include the purchase of a majority ownership of BICC Egypt S.A.E. (“Egypt”) in October 2010, Enica Biskra (“Algeria”) in 2008, Norddeutsche Seekabelwerke GmbH & Co. (“NSW”) in 2007 and Silec Cable, S.A.S. (“Silec”) in 2005. These acquisitions demonstrate the Company's strategic initiative to expand its global geographic footprint and broaden its product diversity.

The Europe and Mediterranean segment consists of 10 manufacturing facilities across the region. Additionally, the Europe and Mediterranean segment has regional centers of excellence and state-of-the-art laboratories for high and extra-high voltage power cables and systems, submarine power and communications systems, and halogen-free flame retardant technology and compounding.
Rest of World (ROW)
The ROW segment engages in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for use in the energy, industrial, construction, specialty and communications markets as well as manufacture and distribution of rod mill wire and cable products. The ROW segment consists of sales, distribution and manufacturing facilities in Latin America, Sub-Saharan Africa, the Middle East and Asia Pacific that resulted from the acquisition of Phelps Dodge International Corporation (“PDIC”) in October 2007 and is managed in conjunction with the Company's historical operations and recent investments in Australia, China, India, Mexico, New Zealand, the Pacific Islands, Peru and South Africa. The ROW segment contributed approximately 34%, 32%, and 30% of the Company’s consolidated revenues in 2011, 2010 and 2009, respectively.

The PDIC acquisition was completed as part of the Company's strategy to expand globally into developing energy and electrical infrastructure markets and brought the Company additional global trading and operating expertise. The ROW segment serves developing countries and customers in sectors that are expected to offer better growth opportunity over time than the developed world. The rod mill wire and cable operations provide a competitive advantage in these markets. Current ROW operations and equity investments are located in Australia, Brazil, Chile, China, Colombia, Costa Rica, Ecuador, El Salvador, Fiji, Honduras, India, Mexico, New Zealand, Oman, Pakistan, Panama, Peru, the Philippines, South Africa, Thailand, Venezuela and Zambia.

The ROW segment consists of 20 manufacturing facilities across the segment. Additionally, the ROW segment has regional centers of excellence and state-of-the-art laboratories for rod fabrication and drawing.

Products

The Company serves its customers through a global network of manufacturing facilities with worldwide sales representation and distribution. The Company's product portfolio includes more than 100,000 products and the Company believes it has one of the most diversified product lines in the industry to meet customers' needs. The various wire and cable product lines are sold and manufactured by all geographic segments except for rod mill products, which are only manufactured and sold externally by the ROW segment. Revenue by product line and geographic region is included in Footnote 16 - Segment Information. The majority of products sold by the Company's three segments include the following:

Product Category	Principal Products	Principal Markets	Principal End-Users

Electric Utility
 - low- and medium-voltage distribution cables
 - high- and extra-high-voltage underground transmission cables and installation
 - bare overhead conductors
 - submarine transmission and distribution cables
		- electric utilities	- investor-owned utility companies - government-owned and state and local public power companies - contractors
Electrical Infrastructure
 - rubber- and plastic-jacketed wire and cables
 - low- and medium-voltage industrial power cables
 - ignition wire sets
 - cable wire harnesses
 - rail and mass transit cables
 - shipboard cables
 - oil and gas cables
 - armored mining cables
 - alternative energy power generation cables

 - power generating stations; solar, nuclear, wind applications
 - industrial applications; marine, mining, oil and gas, transit, machine builders and entertainment
 - military
 - infrastructure
 - automotive aftermarket
 - industrial power and control
 - medical

 - industrial consumers
 - contractors
 - electrical distributors
 - electrical retailers
 - OEM (original equipment manufacturers)
 - DIY (do-it-yourself customers)
 - industrial equipment manufacturers
 - military customers

Communications
 - high-bandwidth twisted copper and fiber optic cables
 - multi-conductor and multi-pair fiber and copper networking cables
 - outside plant telecommunications exchange cables
 - coaxial cables
 - fiber-optic submarine cable systems
 - low detection profile cables
 - turnkey submarine networks
 - offshore integration systems
		- telecom local loop - enterprise networking and multimedia applications - industrial instrumentation control - commercial - residential - building management - entertainment - renewable energy	- telecommunications system operators - contractors - telecommunications distributors - system integrators - OEM - DIY
Construction	- construction cable - flexible cords; halogen-free, low-smoke and flame retardant cables	- residential and non-residential construction	- retail home centers - electricians - distributors - installation and engineering contractors - DIY
Rod Mill	- copper rod - aluminum rod	- wire and cable industry	- wire and cable manufacturers

Industry and Market Overview

The Company produces and sells to a variety of end markets including markets for electric utility, electrical infrastructure, communication, construction and rod mill products. The underlying growth drivers in each of these end markets are similar and dependent on healthy GDP rates and construction cycles. Additionally, the global electric utility industry is dependent on a variety of factors including electricity consumption and grid integration, housing and construction, including the urbanization of emerging economies, governmental energy and tax policy, the investment policies of electric utilities, as well as renewable energy initiatives primarily related to offshore wind and solar power. The market for electrical infrastructure cable products has many sub-sectors and niches and is heavily influenced by the level of industrial construction spending, the level of capital equipment investment and transit, marine, and mining activity as well as renewable energy initiatives primarily related to terrestrial and offshore drilling of oil and gas. The market demand for construction products is heavily influenced by the level of residential and non-residential construction spending. The market for communication products is primarily influenced by residential and non-residential construction and fiber-to-the-home initiatives as well as the level of broadband investments. Rod mill product demand is principally driven by fundamental demand stemming from economic growth and development.

Customers

The Company has a regionally coordinated global direct sales force and in certain of its businesses operates under supply agreements of varying lengths. These agreements generally do not require a minimum level of sales or customers are not contractually obligated to buy the Company's products exclusively; however these agreements generally provide adjustments to selling prices to reflect fluctuations in the cost of raw materials and typically have one to four year terms. The primary agreements are strategic alliances with a number of major utility customers around the world. The Company sells direct to utilities, independent distributors, retailers, contractors, and OEMs. The Company believes that our relationships with distributors and retailers are strong.

Raw Materials

The principal raw materials used by the Company in the manufacturing of its wire and cable products are copper and aluminum. The Company's products are material intensive with copper and aluminum comprising the major cost components for cable products. At current metal prices material costs are approximately 85% of total product costs with copper and aluminum metal costs comprising approximately 60% of total product cost for the year ended December 31, 2011. The price of copper and aluminum, as traded, has historically been subject to considerable volatility and, during the past few years, global copper prices have established new average record highs.

Average daily selling price: ($ per pound)	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Year to Date
Copper Cathode
2011	4.39	4.16	4.07	3.41	4.01
2010	3.28	3.19	3.30	3.93	3.43
2009	1.57	2.15	2.67	3.03	2.35
Aluminum
2011	1.20	1.26	1.17	1.03	1.16
2010	1.04	1.02	1.01	1.13	1.05
2009	0.66	0.72	0.87	0.96	0.80

Volatility in the price of copper and aluminum and other raw materials, as well as fuel and energy, may in turn lead to significant fluctuations in our cost of sales or revenues. A significant portion of the Company's electric utility and telecommunications business and, to a lesser extent, the Company's electrical infrastructure business has metal escalators and de-escalators included in customer contracts under a variety of price setting and recovery formulas. The remainder of the Company's business requires that volatility in the cost of metals be recovered through negotiated price changes with customers. In these instances, the ability to change the Company's selling prices may lag the movement in metal prices by a period of time as the customer price changes are implemented. Therefore, in the short-term, during periods of escalating raw material cost inputs, to the extent the Company is able to increase prices in the market to recover the higher raw material costs, the Company will generally experience an increase in gross profit from the sale of its relatively lower value inventory as computed under the weighted average inventory costing method. If the Company is unable to increase prices with the rise in the raw material market prices due to low levels of demand or market dynamics, the Company will experience lower gross profit. Conversely, during periods of declining raw material cost inputs, to the extent the Company has to decrease prices in the market due to competitive pressure as the current cost of metals declines, the Company will generally experience downward pressure on its gross profit due to the sale of relatively higher value inventory as computed under the weighted average inventory costing method. If the Company is able to maintain price levels in an environment in which raw material prices are declining due to high levels of demand, the Company will experience higher gross profit. There is no exact future measure of the effect to the Company's profitability of the change of raw material cost inputs due to the unique set of selling variables and the high volume of transactions in any given period, each of which involves numerous individual pricing decisions. In 2011 if there was a 1% increase in copper and aluminum costs our cost of sales would have increased approximately $30 million. The impact of this would directly impact gross profit if the Company was unable to increase prices with the rise in the price of copper and aluminum. To help reduce this volatility, the Company has implemented various pricing mechanisms and hedges a portion of its metal purchases when there is a firm price commitment for a future delivery but does not engage in speculative metals trading.

The Company purchases copper and aluminum from various global sources, generally through annual supply agreements. These agreements do not contractually obligate the Company to purchase products exclusively, or to purchase minimum quantities, do not contain 'take or pay' provisions, or require the Company to purchase products for a significant period of time. Copper and aluminum raw material supply is available from many sources and supply is generally expected to remain adequate for the Company's requirements, however, unanticipated problems with the Company's copper or aluminum rod suppliers could negatively affect the Company's business. In North America, the Company has centralized the purchasing of its copper, aluminum and other significant raw materials to capitalize on economies of scale and to facilitate the negotiation of purchase terms from suppliers. In 2011, the Company's largest supplier of copper rod accounted for approximately 91% of its North American copper purchases while the largest supplier of aluminum rod accounted for approximately 72% of its North American aluminum purchases. The Company's European and Mediterranean operations purchase copper and aluminum rod from many suppliers or brokers with each generally providing a small percentage of the total copper and aluminum rod purchased. The Company's ROW segment internally produces the majority of its copper and aluminum rod production needs and obtains cathode and ingots from various suppliers with each supplier generally providing a small percentage.
Other raw materials utilized by the Company include nylon, polyethylene resin and compounds and plasticizers, fluoropolymer compounds, optical fiber and a variety of filling, binding and sheathing materials. The Company believes that all of these materials are available in sufficient quantities through purchases in the open market.
Patents and Trademarks
The Company believes that the success of its business depends more on the technical competence, creativity and marketing abilities of its employees rather than on any individual patent, trademark or copyright. Nonetheless, the Company has a policy of seeking patents when appropriate on inventions concerning new products and product improvements as part of its ongoing research, development and manufacturing activities. The Company owns numerous patents and trademarks globally, with pending applications for additional patents and trademarks, and maintains trade secret protection for certain confidential and proprietary information.

Although in the aggregate these patents are of considerable importance to the manufacturing and marketing of many of the Company's products, the Company does not consider any single patent to be material to its business as a whole. The Company considers PDIC related trademarks and trade names to be of material value to our business including Phelps Dodge International Corporation® and the PDIC global symbols. Other trademarks, which are considered to be generally important are General Cable®, Anaconda®, BICC®, Carol®, GenSpeed®, Helix/HiTemp®, NextGen®, Silec®, Polyrad® and the Company's triad symbol. The Company believes that products bearing these trademarks have achieved significant brand recognition within the industry.
Seasonality
The Company generally has experienced and expects to continue to experience certain seasonal trends in many products in which demand is linked with construction spending. Demand for these products during winter months in certain geographies is usually lower than demand during spring and summer months. Therefore, larger amounts of working capital are generally required during winter months in order to build inventories in anticipation of higher demand during the spring and summer months, when construction activity increases. In turn, receivables related to higher sales activity during the spring and summer months are generally collected during the fourth quarter of the year. Additionally, the Company has historically experienced changes in demand resulting from poor or unusual weather.
Competition

The markets for all of the Company's products are highly competitive and most markets include several competitors. The degree of competition varies by operating segment and product line. However, in general, the industry is mature and cost driven. Although the primary competitive factors for the Company's products vary somewhat across the different product categories, the principal factors influencing competition include, but are not limited to, price, quality, breadth of product line, inventory, delivery time, customer service, the environmental impact of the products, and the ability to meet the customer's needs.

Many of the Company's products are made to industry specifications, and are therefore functionally interchangeable with those of competitors. However, the Company believes that significant opportunities exist to differentiate all of its products on the basis of quality, consistent availability, conformance to manufacturer's specifications and customer service. The Company believes its competitive strengths include breadth of product line, brand recognition, distribution and logistics, strong customer relations, operating efficiency, and commitment to quality control and continuous improvement.

Advertising Expense
Advertising expense consists of expenses relating to promoting the Company’s products, including trade shows, catalogs, and e-commerce promotions, and is charged to expense when incurred. Advertising expense was $6.1 million, $12.0 million and $7.5 million in 2011, 2010 and 2009, respectively.
Environmental Matters
The Company is subject to a variety of federal, state, local and foreign laws and regulations covering the storage, handling, emission and discharge of materials into the environment, including CERCLA, the Clean Water Act, the Clean Air Act (including the 1990 amendments) and the Resource Conservation and Recovery Act. While it is difficult to estimate future environmental liabilities accurately, the Company does not currently anticipate any material adverse effect on its consolidated results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs of the sites as discussed below in Item 3 - Legal Proceedings and Footnote 17 - Commitments and Contingencies.
Employees
At December 31, 2011, General Cable employed approximately 12,000 employees worldwide. Approximately 43% of our employees were covered by collective bargaining agreements, of which 55% are subject to agreements that expire within one year of December 31, 2011. The Company believes it will successfully renegotiate these contracts as they come due. Generally, labor agreements are negotiated on an annual or bi-annual basis. The Company believes that its relations with its employees are generally good.
Disclosure Regarding Forward-Looking Statements
Certain statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 including, without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures, understanding of competition, projected sources of cash flow, potential legal liability, proposed legislation and regulatory action, and our management's beliefs, expectations or opinions, are forward-looking statements, and as such, we desire to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. Forward-looking statements can generally be identified as statements containing the words “believe,” “expect,” “may,” “could,” “anticipate,” “intend,” “should,” “estimate,” “project,” “will,” “plan,” “assume,” “seek to” or other similar expressions, although not all forward-looking statements contain these identifying words. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements as a result of factors, risks and uncertainties over many of which we have no control. These risks and uncertainties include, but are not limited to, those described in Item 1A - Risk Factors and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission ("the SEC").

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
Available Information
The Company’s principal executive offices are located at 4 Tesseneer Drive, Highland Heights, Kentucky 41076-9753 and its telephone number is (859) 572-8000. The Company’s internet address is www.generalcable.com. General Cable’s annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge at www.generalcable.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, the Company will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC. Requests should be directed to: Investor Relations, General Cable Corporation, 4 Tesseneer Drive, Highland Heights, KY 41076-9753.
The information on the website listed above is not and should not be considered part of this annual report on Form 10-K and is not incorporated by reference in this document. This website address is and is only intended to be an inactive textual reference.
The most recent certifications by our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-

Oxley Act of 2002 are filed as exhibits to our 2011 Annual Report on Form 10-K. We have also filed with the New York Stock Exchange the most recent Annual CEO certification as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

Executive Officers of the Registrant

The following table sets forth certain information concerning the executive officers of General Cable as of December 31, 2011.

Name	Age	Position
Gregory B. Kenny	59	President, Chief Executive Officer and Director
Brian J. Robinson	43	Executive Vice President, Chief Financial Officer and Treasurer
Robert J. Siverd	63	Executive Vice President, General Counsel and Secretary
Emmanuel Sabonnadiere	47	Executive Vice President, President and Chief Executive Officer, General Cable Europe and Mediterranean
Gregory J. Lampert	44	Executive Vice President, President and Chief Executive Officer, General Cable North America
Mathias Sandoval	51	Executive Vice President, President and Chief Executive Officer, General Cable Rest of World

Mr. Kenny has been one of General Cable's directors since 1997 and has been President and Chief Executive Officer since August 2001. He served as President and Chief Operating Officer from May 1999 to August 2001. He served as Executive Vice President and Chief Operating Officer of General Cable from March 1997 to May 1999. From June 1994 to March 1997, he was Executive Vice President of General Cable's immediate predecessor. He is also a member of the Board of Directors of Corn Products International, Inc. (NYSE: CPO), Cardinal Health, Inc. (NYSE: CAH) and the Federal Reserve Bank of Cleveland (Cincinnati Branch).
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
Mr. Sabonnadiere has served as Executive Vice President, President and Chief Executive Officer, Europe and Mediterranean since July 2010. He joined General Cable in June 2008 as Managing Director of the Silec operations in France and is also Chairman of the Board of Directors of our Algerian business. Prior to General Cable, he served for 20 years in senior management positions in energy transmission and distribution related businesses. Mr. Sabonnadiere joined General Cable from NKM Noell Gmbh, the German branch of the Group REEL, where he served as Chief Executive Officer from 2005 to 2008. Prior to that, he served as Vice President of the Distribution Transformers Division of Alstom T&D from 2001 to 2005. Mr. Sabonnadiere also served in a number of management positions of increasing responsibility with Schneider Electric from 1990 to 2001, lastly as Managing Director of France Transfo.
Mr. Lampert has served as Executive Vice President, President and Chief Executive Officer for General Cable North America since August 1, 2008. Prior to that, Mr. Lampert was Executive Vice President and Group President, North America Electrical and Communications Infrastructure since October 2007. He served as Senior Vice President and General Manager - Data Communications and Carol Brand Products from August 2005 until September 2007. He served as Vice President and General Manager - Carol Brand Products from January 2004 until July 2005. He served as Vice President of Sales - Electrical and Industrial Distribution from July 2000 until December 2003. He served as Product Manager - Building Wire from April 1998 until June 2000. Prior to joining General Cable, Mr. Lampert spent eight years with The Dow Chemical Company in sales and marketing roles of increasing responsibility.
Mr. Sandoval has served as Executive Vice President, President and Chief Executive Officer of General Cable Rest of World and Phelps Dodge International Corporation (“PDIC”) since October 2007. He began his 28-year career with PDIC as a process engineer in Costa Rica and has held positions in engineering, operations and management, including General Manager of PDIC's Honduras-based business, President of their Venezuelan operations, Vice President of their Global Aluminum Business Segment and Vice President of PDIC's Global Energy Segment. He became President of PDIC in 2001. He has served on Boards of Directors for joint ventures between United States companies and private- and government-owned enterprises in China, Thailand, the Philippines, Zambia, South Africa, Mexico, Honduras, Costa Rica, Panama, Venezuela, Ecuador, Brazil and Chile. Mr. Sandoval is also a member of the Board of Directors of A.O. Smith Corporation (NYSE: AOS).

ITEM 1A. RISK FACTORS

We are subject to a number of risks listed below, which could have a material adverse affect on our financial condition, results of operations and the value of our securities.
Certain statements in the 2011 Annual Report on Form 10-K including, without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures, understanding of competition, projected sources of cash flow, potential legal liability, proposed legislation and regulatory action, and our management's beliefs, expectations or opinions, are forward-looking statements, and as such, we desire to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995. Our forward-looking statements should be read in conjunction with our comments in this report under the heading, “Disclosure Regarding Forward-Looking Statements.” Actual results may differ materially from those statements as a result of factors, risks and uncertainties over which we have no control. The risk factors discussed below are all of the known material risks and uncertainties that we know to exist. However, additional risks that are currently unknown to us may also impair our business or adversely affect our financial condition or results of operations.

•
Our net sales, net income and growth depend largely on the economic strength of the geographic markets that we serve, and if these markets become weaker, we could experience decreased sales and net income.

Many of our customers use our products as components in their own products or in projects undertaken for their customers. Our ability to sell our products is largely dependent on general economic conditions, including end user spending on power transmission and distribution infrastructures, industrial manufacturing assets, new construction and building, information technology and maintaining or reconfiguring their communications networks. In periods of negative or no economic growth, we would likely experience a decrease in sales and net income.

•	Volatility in the price of copper and aluminum and other raw materials, as well as fuel and energy, could adversely affect our businesses.
The costs of copper and aluminum, the most significant raw materials we use, have been subject to considerable volatility caused by supply conditions, weather, political and economic variables as well as other unknown and unpredictable variables. Other raw materials such as fuel and energy have additionally been subject to considerable volatility.
The Company typically passes these changes in copper and aluminum prices along to its customers, although there are timing delays of varying lengths depending upon the volatility of metals prices, the type of product, competitive conditions, pricing mechanisms and particular customer arrangements. Although the general trends are detailed in Item 1 - Business – Raw Materials, there is no exact future measure of the effect of the change of raw material cost inputs due to the unique set of selling variables and the high volume of transactions in any given period, each of which involves numerous individual pricing decisions. To help reduce this volatility, the Company implemented pricing mechanisms and hedges a portion of its metal purchases when there is a firm price commitment for a future delivery but does not engage in speculative metals trading.
In addition, we may be required to recognize an expense to record our inventory at market value, which would negatively impact our financial results. Although we attempt to recover copper and aluminum and other raw material price changes either in the selling price of our products or through commodity hedging programs, there is no assurance that we can do so successfully or at all in the future.

•
The markets for our products are highly competitive, and if we fail to successfully invest in product development, productivity improvements and customer service and support, sales of our products could be adversely affected.

The markets for copper, aluminum and fiber optic wire and cable products are highly competitive and some of our competitors may have greater financial resources than we have. We compete with at least one major competitor with respect to each of our business segments. Many of our products are made to common specifications and, therefore, may be interchangeable with competitors' products. Accordingly, we are subject to competition in many markets on the basis of price, quality, breadth of product line, inventory, delivery time, customer service, the environmental impact of the products, and the ability to meet the customer's needs.
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
During the year ended December 31, 2011, approximately 64% of our sales and approximately 77% of our assets were in markets outside of North America. Our operations outside of North America generated approximately 55% of our cash flows from operations during this period. Some of our facilities, in particular, certain locations such as Algeria, Angola, Egypt, India, Pakistan, the Philippines, Thailand, and Venezuela, among others, are at higher risk of being targets of economic and political destabilization, international conflicts, restrictive actions by foreign governments, nationalizations or expropriations, changes in regulatory requirements, the difficulty of effectively managing diverse global operations, terrorist activities, adverse foreign tax laws and the threat posed by potential pandemics in countries that do not have the resources necessary to deal with such outbreaks. Our financial results may be adversely affected by the enactment of exchange controls or foreign governmental or regulatory restrictions on the transfer of funds. In addition, negative tax consequences relating to the repatriation of certain foreign income may adversely affect our cash flows. Over time, we intend to continue to expand our foreign operations, which would serve to exacerbate these risks and their potential effect on our business, financial position and results of operations. Economic and political developments in the countries in which we have operations, including future economic changes or crises (such as inflation, currency devaluation or recession), government deadlock, political instability, political activism, terrorist activities, civil strife, international conflicts, changes in laws and regulations and expropriation or nationalization of property or other resources, could impact our operations or the market value of our common stock and have an adverse effect on our business, financial condition and results of operations.

•	In each of our markets, we face pricing pressures. Such pricing pressures could adversely affect our results of operations and financial performance.
We face pricing pressures in each of our markets as a result of significant competition or over-capacity. In order to respond to these pricing pressures, we continually work toward reducing our costs through improving our processes and productivity. In the event we are unable to implement cost reduction measures that are designed to improve our manufacturing techniques and processes, we may not achieve desired efficiency or productivity levels or reduce our manufacturing costs. In addition, productivity increases are related in part to factory utilization rates. Decreases in utilization rates may adversely impact productivity. Further pricing pressures, without offsetting cost reductions, could adversely affect our results of operations and financial performance.

•	Growth through acquisition has been a significant part of our strategy and we may not be able to successfully identify, obtain or integrate acquisitions.
Growth through acquisition has been, and is expected to continue to be, a significant part of our strategy. We regularly evaluate possible acquisition candidates. There can be no assurance that that we will be successful in identifying, financing and closing acquisitions at favorable prices and terms. Potential acquisitions may require us to issue additional shares of stock or obtain additional or new financing. The issuance of shares of our common or preferred stock in connection with potential acquisitions may dilute the value of shares held by our then existing equity holders. Further, there can be no assurance that we will be successful in integrating any such acquisitions that are completed. Integration of any such acquisitions may require substantial management, financial and other resources and may pose risks with respect to production, customer service and market share of our existing operations. In addition, we may acquire businesses that are subject to technological or competitive risks, and we may not be able to realize the benefits originally expected from such acquisitions.

•	Alternative technologies, such as fiber optic and wireless technologies, may make some of our products less competitive.
Alternative technologies continue to have an adverse effect on elements of our business. For example, a continued increase in the rate of installations using fiber optic systems, an increase in the cost of copper-based systems, or advancing wireless technologies, as they relate to network and communications systems, may have an adverse effect on our business. While we do manufacture and sell fiber optic cables, any further acceleration in the erosion of our sales of copper cables due to increased market demand for fiber optic cables would most likely not be offset by an increase in sales of our fiber optic cables. In addition, our sales of copper premise cables currently face downward pressure from wireless and other similar technology and the increased acceptance and use of these technologies has increased this pressure and the potential negative impact on our future financial results, cash flows or financial position.

•	We are substantially dependent upon distributors and retailers for non-exclusive sales of our products and they could cease purchasing our products at any time.
Distributors and retailers account for a substantial portion of our sales. These distributors and retailers are not contractually obligated to carry our product lines exclusively or for any period of time. Therefore, these distributors and retailers may purchase products that compete with our products or cease purchasing our products at any time. The loss of one or more large distributors or retailers could have a material adverse effect on our ability to bring our products to end users and on our results of operations. Moreover, a downturn in the business of one or more large distributors or retailers could adversely affect our sales and could create significant credit exposure.

•	Changes in our tax rates or exposure to new tax laws could impact our profitability.
We are subject to income tax in the United States and in various other global jurisdictions. Our effective tax rates could be adversely affected by changes in the mix of earnings by jurisdiction, changes in tax legislation, and the valuation of deferred tax assets and liabilities. In addition, we are subject to audits in various jurisdictions. Although we believe that our tax estimates are reasonable and appropriate, there are significant uncertainties in these estimates and as a result of these estimates there could be material adjustments. As a result of ongoing or possible future tax audits, we may be required to pay additional taxes and/or penalties as a result of such tax audits, which could have a potential negative impact on our future financial results, cash flows and financial position.

•	Changes in industry standards and regulatory requirements may adversely affect our business.
Our global business is subject to the requirements of federal, state, local and foreign regulatory authorities as well as industry standard-setting authorities. Changes in the standards and requirements imposed by such authorities could have an adverse effect on us. In the event that we are unable to meet any such new or modified standards when adopted, our business could be adversely affected.
In addition, changes in the legislative environment could affect the growth and other aspects of important markets served by us. The wire and cable industry growth has been partially driven by energy related legislation, including alternative and renewable energy sources, investment incentives for utilities and government infrastructure spending. Although we believe legislative efforts overall have a positive impact on our business and financial results, we cannot be certain that this impact will continue. Further, we cannot predict the impact, either positive or negative, that changes in laws or industry standards may have on our future financial results, cash flows or financial position.

•	Failure to properly execute large customer projects may negatively impact our ability to obtain similar contracts in the future and may result in substantial financial penalties.
In recent years, primarily in Europe, we have been awarded several large turn-key projects for specific customers. These projects involve numerous challenges associated with large long-term contracts and the contracts related to these projects generally include substantial financial penalties for non-performance on our part. These projects are milestones for us as we work to increase our market share through successful execution of contracts for medium-voltage infield array projects and high-voltage export projects as well as underground terrestrial high-voltage projects. In addition, the terrestrial and submarine transmission cable markets in Europe, which are being driven by large investments in grid interconnections and alternative energy such as offshore wind power, represent an attractive long-term opportunity for us. The success of our execution of large turn-key projects is important to our long-term success in this market.

•	Interruptions of supplies from key suppliers may affect our results of operations and financial performance.
Interruptions of supplies from our key suppliers, including results from catastrophes such as hurricanes, earthquakes, floods or terrorist activities, could disrupt production or impact our ability to increase or maintain production and sales. All copper and aluminum rod used in our North American operations is externally sourced, and our largest supplier of copper rod accounted for approximately 91% of our North American purchases in 2011 while our largest supplier of aluminum rod accounted for approximately 72% of our North American purchases in 2011. Our European operations purchase copper and aluminum rod from many suppliers with each supplier generally providing a small percentage of the total copper and aluminum rod purchased while operations in ROW internally produce the majority of copper and aluminum rod for production needs and obtain cathode and ingots from various sources with each supplier generally providing a small percentage of the total amount of raw materials purchased. Any unanticipated problems with our copper or aluminum rod suppliers could have a material adverse effect on our business. Additionally, we use a limited number of sources for most of the other raw materials that we do not produce. We do not have long-term or volume purchase agreements with most of our suppliers, and may have limited options in the short-term for alternative supply if these suppliers fail to continue the supply of material or components for any reason, including their business failure, inability to obtain raw materials or financial difficulties. Moreover, identifying and accessing alternative sources may increase our costs.

•	We source and sell products globally and are exposed to fluctuations in foreign currency exchange rates.
We manufacture and sell products and finance operations throughout the world and are exposed to the impact of foreign currency fluctuations on our results of operations. Also, our consolidated financial results are presented in U.S. dollars; therefore, a change in the value of currencies may adversely impact our net financial statements after currency remeasurements and translation to U.S. dollars. In addition, unexpected devaluations of currencies, such as the devaluation of the Venezuelan Bolivar in 2010, could negatively affect the value of our earnings from, and the assets located, in those markets. Although we hedge certain foreign currency transactions, there is still risk associated with changes in foreign currency exchange rates.

•
Compliance with foreign and U.S. laws and regulations applicable to our international operations, including the Foreign Corrupt Practices Act ("FCPA") and other applicable anti-corruption laws, may increase the cost of doing business in international jurisdictions.

Various laws and regulations associated with our current international operations are complex and increase our cost of doing business. Furthermore, these laws and regulations expose us to fines and penalties if we fail to comply with them. These laws and regulations include import and export requirements, U.S. laws such as the FCPA, and local laws prohibiting payments to governmental officials and other corrupt practices. Although we have implemented policies and procedures designed to ensure compliance with these laws, there can be no assurance that our employees, contractors and agents will not take actions in violation of our policies, particularly as we expand our operations through organic growth and acquisitions. Any such violations could subject us to civil or criminal penalties, including substantial fines or prohibitions on our ability to offer our wire and cable products in one or more countries, and could also materially damage our reputation, brand, international expansion efforts, business and operating results. In addition, if we fail to address the challenges and risks associated with our international expansion and acquisition strategy, we may encounter difficulties implementing our strategy, which could impede our growth or harm our operating results.

•	Failure to negotiate extensions of our labor agreements as they expire may result in a disruption of our operations.
As of December 31, 2011, approximately 43% of our employees were represented by various labor unions.
We are party to labor agreements with unions that represent employees at many of our manufacturing facilities. Labor agreements are generally negotiated on an annual or bi-annual basis and the risk exists that we may not be able to renew labor agreements on reasonably satisfactory terms or at all. We cannot predict what issues may be raised by the collective bargaining units representing our employees and, if raised, whether negotiations concerning such issues will be successfully concluded. A protracted work stoppage could result in a disruption of our operations which could, in turn, adversely affect our financial results, customer satisfaction, and our ability to deliver certain products.

•	If either our uncommitted accounts payable confirming arrangements or our accounts receivable financing arrangements for our European operations is canceled, our liquidity may be negatively impacted.
Our European operations participate in accounts payable confirming arrangements with several European financial institutions. We negotiate payment terms with suppliers of generally 180 days in Europe and submit invoices to the financial institutions with instructions for the financial institutions to transfer funds from our European operations' accounts on the due date (on day 180) for the trade payables due. At December 31, 2011, the arrangements had a maximum availability limit of the equivalent of approximately $565.1 million, of which approximately $301.5 million was drawn. Should the availability under these arrangements be reduced or terminated, we may be required to seek alternative arrangements. We also have approximately $71.3 million available under uncommitted, Euro-denominated facilities in Europe, which allow us to sell at a discount, with no or limited recourse, a portion of our accounts receivable to financial institutions. As of December 31, 2011, we have drawn $2.1 million from these accounts receivable facilities. We do not have firm commitments from these institutions to purchase our accounts receivable. There can be no assurance that alternate arrangements will be available on favorable terms or at all. Failure to obtain alternative arrangements in such case would negatively impact our liquidity.

•	The Company is exposed to counterparty risk in our hedging arrangements.
The Company is exposed to counterparty risk in our hedging arrangements. The failure of one or more counterparties to our hedging arrangements to fulfill or renew their obligations to us could adversely affect our results of operations. At times, depending on the extent of any unrealized loss position(s) on a derivative contract(s), certain counterparties may require us to post collateral to secure our derivative contract positions.

•
As a result of market and industry conditions or in the event we close any of our manufacturing facilities, we may be required to recognize impairment charges for our long-lived assets, including goodwill.

As of December 31, 2011, property, plant and equipment, goodwill and other intangible assets account for approximately $1,375.1 million, or 31% of our total assets. In accordance with generally accepted accounting principles, we periodically assess our long-lived assets to determine if they are impaired. The testing for impairment is based on assumptions regarding our future business outlook as well as other factors. While we continue to review and analyze many factors that can impact our business, such as industry and economic trends, our analyses are subjective and are based on conditions existing at and trends leading up to the time the assumptions are made. Actual results could differ materially from these assumptions particularly in the event of disruptions to our business, unexpected significant changes or planned changes in the use of assets or divestitures or expropriations of assets. Future impairment charges could significantly affect our results of operations in the period recognized.

•
Declining returns in the investment portfolio of our defined benefit pension plans and changes in actuarial assumptions could increase the volatility in our pension expense and require us to increase cash contributions to the plans.

We sponsor defined benefit pension plans around the world. Pension expense for the defined benefit pension plans sponsored by us is determined based upon a number of actuarial assumptions, including an expected long-term rate of return on assets and discount rate. The use of these assumptions makes our pension expense and our cash contributions subject to year-to-year volatility. As of December 31, 2011, 2010 and 2009, the defined benefit pension plans were underfunded by approximately $114.7 million, $99.6 million and $103.4 million, respectively, based on the actuarial methods and assumptions utilized for purposes of the applicable accounting rules and interpretations. We have experienced volatility in our pension expense and our cash contributions to our defined benefit pension plans. In 2011, pension expense was $12.5 million, an increase of approximately $1.4 million from 2010, and cash contributions were $24.4 million, an increase of approximately $3.5 million from 2010. We estimate our 2012 pension expense for our defined benefit plans will increase to approximately $16.6 million. In the event that actual results differ from the actuarial assumptions or the actuarial assumptions are changed, the funded status of our defined benefit pension plans may change and any such deficiency could result in additional charges to equity and an increase in our future pension expense and cash contributions.

•	Environmental liabilities could potentially adversely impact us and our affiliates.
We are subject to federal, state, local and foreign environmental protection laws and regulations governing our operations and the use, handling, disposal and remediation of hazardous substances currently or formerly used by us and our affiliates. A risk of environmental liability is inherent in our and our affiliates' current and former manufacturing activities in the event of a release or discharge of a hazardous substance generated by us or our affiliates. Under certain environmental laws, we could be held jointly and severally responsible for the remediation of any hazardous substance contamination at our current and former facilities and at third party waste disposal sites. We could also be held liable for any consequences arising out of human exposure to such substances or other environmental damage. We and our affiliates have been named as potentially responsible parties in proceedings that involve environmental remediation. There can be no assurance that the costs of complying with environmental, health and safety laws and requirements in our current operations or the liabilities arising from past releases of, or exposure to, hazardous substances, will not result in future expenditures by us that could materially and adversely affect our financial results, cash flows or financial condition.

•	We are subject to certain asbestos litigation and unexpected judgments or settlements that could have a material adverse affect on our financial results.
Our subsidiaries have been named as defendants in non-maritime asbestos cases which involve plaintiffs alleging exposure to asbestos-containing cable manufactured by our predecessors. Our subsidiaries have also been named, along with numerous other product manufacturers, as defendants in cases in which plaintiffs alleged that they suffered an asbestos related injury while working in the maritime industry. Refer to Item 3 - Legal Proceedings. of this document for a summary of our outstanding asbestos related litigation. There can be no assurance that any judgments or settlements of the pending asbestos cases or any cases which may be filed in the future will not have a material adverse affect on our financial results, cash flows or financial position.

•	Pending antitrust and competition law investigations relating to the cable industry could negatively impact our Company.
The U.S. Department of Justice (“DOJ”) and the European Commission have been conducting antitrust and competition law investigations relating to the cable industry, which we believe relate primarily to the submarine and underground high-voltage power cables businesses. We were not engaged in the submarine power cable business prior to 2009. We only recently entered the submarine power cable business in March 2009 through our German affiliate, Norddeutsche Seekabelwerke GmbH & Co., which we acquired in 2007 and subsequently invested in so that we could enter the market. We have received requests for information from both the DOJ and the European Commission and provided documents and responses to inquiries in connection with their investigations. We may receive further requests for information from the DOJ.
No wrongdoing by us or any of our subsidiaries has been alleged by the DOJ nor have we been named in any other cases or proceedings which have been brought by competition authorities in various countries against wire and cable companies in the submarine and underground power cables businesses. If any claims were to be made, defending them could involve us in lengthy proceedings.
On July 5, 2011, the European Commission issued a Statement of Objections in relation to its ongoing competition investigation alleging that two General Cable affiliates in Europe engaged in violations of competition law in the underground power cables businesses for a limited period of time. The Company responded to the Statement of Objections on October 28, 2011 and continues to defend itself against the allegations. The defense of the Company in response to the European Commission's Statement of Objections could involve us in lengthy proceedings.
If we or our subsidiaries were found to have violated antitrust or competition regulations at any time, we or our subsidiaries could be subject to fines and claims for damages, which could be substantial and materially impact our consolidated financial results.

•	If we fail to attract and retain our key employees, our business may be harmed.
Our success has been largely dependent on the skills, experience and efforts of our key employees and the loss of the services of any of our executive officers or other key employees, without a properly executed transition plan, could have an adverse affect on us. The loss of our key employees who have intimate knowledge of our manufacturing process could lead to increased competition to the extent that those employees are hired by a competitor and are able to recreate our manufacturing process. Our future success will also depend in part upon our continuing ability to attract and retain highly qualified personnel, who are in great demand.

•	Our indebtedness and our ability to pay could adversely affect our business and financial condition.
We have a significant amount of debt and may incur additional debt in the future. If new debt is added to our current debt levels, the risks described herein would intensify. Refer to Footnote 9 - Long-Term Debt of this document for details on the various debt agreements.
The degree to which we are leveraged could have adverse consequences to us, limiting management's choices in responding to business, economic, regulatory and other competitive conditions. In addition, our ability to generate cash flow from operations sufficient to make scheduled payments on our debts as they become due will depend on our future performance, our ability to successfully execute our business strategy and our ability to obtain other financing, which may be influenced by economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our substantial indebtedness may affect our ability to pay principal and interest on outstanding indebtedness, increase our vulnerability to adverse economic and industry conditions, limit future capital expenditures and research and development, limit our ability to fund working capital needs and general corporate requirements, decrease our flexibility to react to changes in our business and industry, and place us at a competitive disadvantage to our competitors with less debt.
Our ability to make payments on our indebtedness, to refinance our indebtedness and fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. There can be no assurance that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under our credit facilities in an amount sufficient to enable us to make payments with respect to our indebtedness or to fund our other liquidity needs. If this were the case, we might need to refinance all or a portion of our indebtedness on or before maturity, sell assets, reduce or delay capital expenditures or seek additional equity financing. There can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

•
Failure to comply with covenants and other provisions in our existing or future financing agreements could result in cross-defaults under some of our financing agreements, which could jeopardize our ability to satisfy our obligations.

Various risks, uncertainties and events beyond our control could affect our ability or the ability of our subsidiaries to comply with the covenants, financial tests and ratios required by the instruments governing our and their financing arrangements, including, without limitation, the requirement that no final judgment or judgments of a court of competent jurisdiction have been rendered against us or our subsidiaries in excess of stated amounts. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements as well as other agreements containing cross-default provisions. A default would permit lenders to cease to make further extensions of credit, accelerate the maturity of the debt under these agreements and foreclose upon any collateral securing that debt as well as restrict our ability to make certain investments and payments, pay dividends, purchase company stock, enter into transactions with affiliates, make acquisitions, merge and consolidate, or transfer or sell assets. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations.
Our ability and the ability of our subsidiaries to comply with these covenants is subject to various risks and uncertainties. In addition, events beyond our control could affect our ability to comply with and maintain the financial tests and ratios required by this indebtedness. Even if we or our subsidiaries, as applicable, are able to comply with all applicable covenants, the restrictions on our ability to operate our business in our sole discretion could harm our business by, among other things, limiting our ability to take advantage of financing, mergers, acquisitions and other opportunities.
Certain portions of our debt contain prepayment or acceleration rights at the election of the holders upon a covenant default, change in control or fundamental change, which, if exercised, could constitute an event of default under other portions of our debt. It is possible that we would be unable to fulfill all of these obligations simultaneously, which could adversely affect our financial position.

•	If we fail to meet our payment or other obligations under our secured indebtedness, the lenders under this indebtedness could foreclose on, and acquire control of, substantially all of our assets.
Indebtedness under our senior secured credit facility is secured by a first priority security interest in substantially all of our domestic and Canadian assets. In addition, the lenders under our senior secured credit facility have received a pledge of (i) 100% of the equity interests in substantially all of our domestic and Canadian subsidiaries, and (ii) 65% of the voting equity interests in and 100% of the non-voting equity interests in certain of our foreign subsidiaries. We also have incurred secured debt in connection with some of our European operations. The lenders under these European secured credit facilities also have liens on assets of certain of our European subsidiaries. As a result of these pledges and liens, if we fail to meet our payment or other obligations under any of our secured indebtedness, the lenders under the applicable credit agreement would be entitled to foreclose on certain of our assets and liquidate these assets. Under those circumstances, we may not have sufficient funds to pay our obligations, which could adversely affect our financial position.

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
Nationally recognized rating agencies currently rate our debt. Ratings are not recommendations to buy or sell our securities. We may, in the future, incur indebtedness with interest rates that may be affected by changes in or other actions associated with our credit ratings. Each of the rating agencies reviews its ratings periodically and previous ratings for our debt may not be maintained in the future. Rating agencies may also place us under review for potential downgrade in certain circumstances or if we seek to take certain actions. A downgrade of our debt ratings or other negative action, such as a review for a potential downgrade, could affect the market price of our existing 0.875% Senior Convertible Notes, 1.00% Senior Convertible Notes, Subordinated Convertible Notes, 7.125% Senior Notes due 2017 or our Senior Floating Rate Notes. Furthermore, these events may negatively affect our ability to raise additional debt with terms and conditions similar to our current debt, and accordingly, likely increase our cost of capital. In addition, a downgrade of these ratings, or other negative action, could make it more difficult for us to raise capital to refinance any maturing debt obligations to support business growth and to maintain or improve the current financial strength of our business and operations.

•
The trading price of our common stock may be adversely affected by many factors, not all of which are within our control, as well as by future issuances of our common stock or additional series of preferred stock.

The trading price of our common stock has been and may in the future be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including quarterly variations in our operating results or our competitors' operating results, announcements of new products or services by us or our competitors, adverse or unfavorable publicity about us or our services, or our competitors, timing and announcement of acquisitions by us or our competitors, technological innovations by us or our competitors, changes in our earnings estimates or our competitors, financial strength or credit ratings of us or our competitors, changes in estimates or recommendations by security analysts for our stock or our competitors' stock, commencement of material litigation or unfavorable verdicts against us, and additions or departures of key personnel.
In addition, our trading price may be adversely affected by future issuances of our common stock. Our amended and restated certificate of incorporation provides that we have authority to issue 200 million shares of common stock. As of December 31, 2011, there were approximately 49.7 million shares of common stock outstanding (net of treasury shares), approximately 0.6 million shares of common stock are issuable upon conversion of our Subordinated Convertible Notes, approximately 0.8 million shares of common stock are issuable upon the exercise of currently outstanding stock options and approximately 0.4 million shares of common stock are issuable upon conversion of our outstanding Series A preferred stock. In addition, a maximum of approximately 0.2 million and 14.3 million shares of our common stock could be issuable upon conversion of our 1.00% Senior Convertible Notes and Subordinated Convertible Notes, respectively. Similarly, a maximum of approximately 9.0 million shares of common stock could be issuable upon conversion of our 0.875% Senior Convertible Notes and approximately 7.0 million shares of common stock could be issuable due to the issuance of warrants we issued in connection with the offering of our 0.875% Senior Convertible Notes. All of the shares of our common stock that could be issued pursuant to the conversion of our 0.875% Senior Convertible Notes, 1.00% Senior Convertible Notes and Subordinated Convertible Notes by holders who are not our affiliates would be freely tradable by such holders.
The warrants we issued in connection with the offering of our 0.875% Senior Convertible Notes are expected to provide us with some protection against increases in our stock price over the conversion price per share. The counterparties to these transactions, or their affiliates, may enter into various over-the-counter derivative transactions or purchase or sell our common stock in secondary market transactions and may enter into, or may unwind, various over-the-counter derivatives or purchase or sell our common stock in secondary market transactions. These activities may have the effect of increasing or preventing a decline in, or may otherwise adversely impact, the trading price of our common stock.
Our trading price also may be adversely affected by future issuances of additional series of preferred stock. Our Board of Directors is authorized to issue additional series of preferred stock without any action on the part of our stockholders. Our Board of Directors also has the power, without stockholder approval, to set the terms of any such series of preferred stock that may be issued, including voting rights, conversion rights, dividend rights, preferences over our common stock with respect to dividends or if we liquidate, dissolve or wind up our business and other terms. If we issue preferred stock in the future that has preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding-up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the market price of our common stock could be adversely affected.

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

Manufacturing properties by country	Square Feet	Owned or Leased
United States — 13	5,383,200	10 owned, 3 leased
Spain — 4	1,373,000	4 owned
France — 2	1,169,000	2 owned
Venezuela — 2	1,058,400	2 owned
Brazil — 3	951,800	3 owned
India - 1	871,000	1 owned
Germany — 1	830,000	1 owned
Algeria — 1	807,300	1 owned
Thailand — 2	640,000	2 owned
Chile — 1	516,700	1 owned
Philippines — 1	470,000	1 owned
Mexico — 3	321,400	2 leased, 1 owned
New Zealand — 1	314,000	1 owned
Canada — 2	285,000	2 owned
China — 1	280,000	1 owned
Portugal — 1	255,000	1 owned
Angola — 1	248,000	1 owned
Egypt — 1	237,000	1 owned
Costa Rica — 1	213,000	1 owned
Zambia — 1	187,900	1 owned
South Africa — 1	160,000	1 owned
Honduras — 1	76,300	1 owned
Fiji — 1	69,000	1 owned
Peru — 1	67,000	1 owned

ITEM 3.	LEGAL PROCEEDINGS
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
American Premier Underwriters, Inc., ("American Premier") in connection with the 1994 Wassall PLC transaction, agreed to indemnify General Cable against liabilities (including all environmental liabilities) arising out of General Cable or its predecessors’ ownership or operation of the Indiana Steel & Wire Company and Marathon Manufacturing Holdings, Inc. businesses (which were divested by the predecessor prior to the 1994 Wassall transaction), without limitation as to time or amount. American Premier also agreed to indemnify General Cable against 66 2/3% of all other environmental liabilities arising out of General Cable or its predecessors’ ownership or operation of other properties and assets in excess of $10 million but not in excess of $33 million, which were identified during the seven-year period ended June 2001. Indemnifiable environmental liabilities through June 2001 were substantially below that threshold. In addition, General Cable also has claims against third parties with respect to some of these liabilities. While it is difficult to estimate future environmental liabilities accurately, the Company does not currently anticipate any material adverse effect on the results of operations, financial condition or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.

General Cable has also agreed to indemnify Southwire Company against certain environmental liabilities arising out of the operation of the business it sold to Southwire prior to its sale. The indemnity is for a ten year period from the closing of the sale, which ended in the fourth quarter of 2011, and is subject to an overall limit of $20 million. At this time, there are no claims outstanding under this indemnity.
As part of the acquisition of Silec Cable, S.A.S (“Silec”), which was acquired in December 2005, SAFRAN SA ("SAFRAN") agreed to indemnify General Cable against environmental losses arising from breach of representations and warranties on environmental law compliance and against losses arising from costs General Cable could incur to remediate property acquired based on a directive of the French authorities to rehabilitate property in regard to soil, water and other underground contamination arising before the closing date of the purchase. These indemnities are for a six year period that ended in 2011 while General Cable operates the businesses subject to sharing of certain losses (with SAFRAN covering 100% of losses in year one, 75% in years two and three, 50% in year four, and 25% in years five and six). The indemnities are subject to an overall limit of 4.0 million euros. As of December 31, 2011 and 2010, there were no claims outstanding under this indemnity. In addition, SAFRAN agreed to indemnify the Company for the full amount of losses arising from, related to or attributable to practices, if any, that are similar to previous practices investigated by the French competition authority for alleged competition law violations related to medium-and high-voltage cable markets. The Company has asserted a claim under this indemnity against SAFRAN related to the European Commission's Statement of Objections, which is described in more detail below, to preserve our rights should an unfavorable outcome occur.
In 2007, the Company acquired the worldwide wire and cable business of Freeport-McMoRan Copper and Gold Inc., which operates as PDIC. As part of this acquisition, the seller agreed to indemnify the Company for certain environmental liabilities existing at the date of the closing of the acquisition. The seller’s obligation to indemnify the Company for these particular liabilities generally survives four years from the date the parties executed the definitive purchase agreement unless the Company has properly notified the seller before the expiry of the four year period which ended in 2011. The seller also made certain representations and warranties related to environmental matters and the acquired business and agreed to indemnify the Company for breaches of those representation and warranties for a period of four years from the closing date. Indemnification claims for breach of representations and warranties are subject to an overall indemnity limit of approximately $105 million with a deductible of $5.0 million, which generally applies to all warranty and indemnity claims for the transaction.
The Company has been a defendant in asbestos litigation for approximately 20 years. As of December 31, 2011, General Cable was a defendant in 29,064 lawsuits. Also, 28,438 of these lawsuits have been brought on behalf of plaintiffs by a single admiralty law firm (“MARDOC”) and seek unspecified damages. Plaintiffs in the MARDOC cases generally allege that they formerly worked in the maritime industry and sustained asbestos-related injuries from products that General Cable ceased manufacturing in the mid-1970s. The MARDOC cases are managed and supervised by a federal judge in the United States District Court for the Eastern District of Pennsylvania (“District Court”) by reason of a transfer by the judicial panel on Multidistrict Litigation (“MDL”).

In the MARDOC cases in the MDL, the District Court in May 1996 dismissed all pending cases filed without prejudice and placed them on an inactive administrative docket. To reinstate a MARDOC case from the inactive docket, plaintiffs’ counsel must show that the plaintiff not only suffered from a recognized asbestos related injury, but also must produce specific product identification evidence to proceed against an individual defendant. During 2010, the MDL Court ordered Plaintiffs to identify the defendants against whom they intended to proceed in the Maritime cases. General Cable was not named as a defendant against whom the plaintiffs intended to proceed. As such it is now anticipated that General Cable will be dismissed from all Maritime related lawsuits.
In addition, Company subsidiaries have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by the Company. As of December 31, 2011, General Cable was a defendant in approximately 29,064 cases brought in Federal District Courts throughout the United States. With regards to the approximately 626 remaining cases, General Cable has aggressively defended these cases based upon either lack of product identification as to General Cable manufactured asbestos-containing product and/or lack of exposure to asbestos dust from the use of General Cable product. In the last 20 years, General Cable has had no cases proceed to verdict. In many of the cases, General Cable was dismissed as a defendant before trial for lack of product identification.
For cases outside the MDL as of December 31, 2011, plaintiffs have asserted monetary damages in 281 cases. In 146 of these cases, plaintiffs allege only damages in excess of some dollar amount (about $175 thousand per plaintiff); in these cases there are no claims for specific dollar amounts requested as to any defendant. In 134 other cases pending in state and Federal District Courts (outside the MDL), plaintiffs seek approximately $346 million in damages from as many as 110 defendants. In 1 case, plaintiffs have asserted damages related to General Cable in the amount of $10 million. In addition, in relation to these 281 cases, there are claims of $178 million in punitive damages from all of the defendants. However, many of the plaintiffs in these cases allege non-malignant injuries.
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
Further, as indicated above, General Cable has approximately 20 years of experience in this litigation, and has, to date, resolved the claims of approximately 11,437 plaintiffs. The cumulative average settlement through December 31, 2011 has been approximately $693 per case. However, the average settlements paid to resolve litigation in 2011 and 2010 have increased significantly above that amount as the mix of cases currently being listed for trial in state courts and those which may be listed in the future, which may need to be resolved, involve more serious asbestos related injuries. At December 31, 2011 and 2010, General Cable had accrued, on a gross basis, approximately $5.1 million and had recorded approximately $0.6 million and $0.5 million of insurance recoveries for these lawsuits, respectively. Management believes that the net amount of $4.5 million and $4.6 million, as of December 31, 2011 and 2010, respectively, represents the best estimate in order to cover resolution of future asbestos-related claims.
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

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
General Cable’s common stock is listed on the New York Stock Exchange under the symbol “BGC”. As of February 17, 2012, there were approximately 1,642 registered holders of the Company’s common stock. The following table sets forth the high and low daily sales prices for the Company’s common stock as reported on the New York Stock Exchange during the years ended December 31:

	2011		2010
	High	Low	High	Low
First Quarter	$45.65	$33.12	$33.45	$22.77
Second Quarter	49.32	35.75	34.33	25.31
Third Quarter	45.20	20.21	28.64	21.68
Fourth Quarter	31.02	20.87	35.93	24.14

Dividends
The Company currently does not pay dividends on its common stock. The future payment of dividends on common stock is subject to the discretion of General Cable’s Board of Directors, restrictions under the Series A preferred stock, restrictions under the Company’s current Revolving Credit Facility, the indentures governing the 1.00% Senior Convertible Notes, the 0.875% Senior Convertible Notes, Subordinated Convertible Notes, the 7.125% Senior Notes and the Senior Floating Rate Notes and the requirements of Delaware General Corporation Law, and will depend upon general business conditions, financial performance and other factors the Company’s Board of Directors may consider relevant. General Cable does not expect to pay cash dividends on common stock in the foreseeable future.
Securities Authorized for Issuance under Equity Compensation Plans
Information related to the Company’s securities authorized for issuance under equity compensation plans, including the tabular disclosure, is presented in Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Performance Graph
The graph below compares the annual percentage change in cumulative total shareholder return on General Cable stock in relation to cumulative total return of the Standard & Poor’s 500 Stock Index, and a peer group of companies (“2011 Peer Group”). The data shown are for the period beginning May 16, 1997, the date that General Cable (“BGC”) common stock began trading on the NYSE, through December 31, 2011.

Cumulative Return: General Cable
Common Stock, 2011 Peer Group and S&P 500 Index (1)
600
500
400
300
200
100
0
Total Cumulative Return
May-97
Dec-97
Dec-98
Dec-99
Dec-00
Dec-01
Dec-02
Dec-03
Dec-04
Dec-05
Dec-06
Dec-07
Dec-08
Dec-09
Dec-10
Dec-11
General Cable
Peer Group
S&P 500

	May 1997	Dec. 1997	Dec. 1998	Dec. 1999	Dec. 2000	Dec. 2001	Dec. 2002	Dec. 2003	Dec. 2004	Dec. 2005	Dec. 2006	Dec. 2007	Dec 2008	Dec 2009	Dec 2010	Dec 2011
General Cable	100	167	143	53	32	97	29	62	105	149	331	555	134	223	266	189
2010 Peer Group	100	182	130	161	177	103	72	120	140	164	328	364	203	233	277	214
S&P 500	100	117	148	177	159	138	106	134	146	150	171	177	109	134	152	152

(1)
Assumes the value of the investment in General Cable common stock and each index was 100 on May 16, 1997. The 2011 Peer Group consists of Belden Inc. (NYSE: BDC), Prysmian (Italy Stock Exchange) and Nexans (Paris Stock Exchange). Returns in the 2011, 2010 and 2009 Peer Group are weighted by capitalization.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Company was authorized by its Board of Directors on October 28, 2011 to institute a stock repurchase program for up to $125 million of common stock (incorporated by reference herein to Exhibit 10.27). The stock repurchase program will be effective for one year. Stock purchases under this program may be made through open market and privately negotiated transactions at times and in such amounts as deemed appropriate by a special committee appointed by the Board. The Company purchased $62.5 million or 2.5 million of common shares at an average price of $24.72 per share under the terms of this program during the year ended December 31, 2011. The purpose of the share repurchase program is to take advantage of the investment opportunity given prevailing market prices at the time of purchase as well as our evaluation of other capital investment alternatives.
In 2010 the Company did not have a stock repurchase program and as a result, did not repurchase any of its common stock. The Company did not repurchase any of its stock during 2009 related to its stock repurchase program that expired on October 29, 2009.
The employees of the Company do have the right to surrender to the Company shares in payment of minimum tax obligations upon the vesting of grants of common stock under the Company’s equity compensation plans. For the year ended December 31, 2011, 2010, and 2009, 12,600, 20,367, and 13,989 total shares were surrendered to the Company by employees in payment of minimum tax obligations upon the vesting of nonvested stock under the Company’s equity compensation plans, and the average price paid per share was $39.62, $28.52, and $24.29 respectively.

ITEM 6.	SELECTED FINANCIAL DATA
The selected financial information for the last five years ended December 31 and as of December 31, 2011, 2010, 2009, 2008 and 2007 was derived from audited consolidated financial statements. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes thereto, especially as the information pertains to 2011, 2010 and 2009 activity.

	Year Ended
	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009	Dec 31, 2008	Dec 31, 2007 (2)
	(in millions, except metal price and share data)
Net sales	$5,866.7	$4,864.9	$4,385.2	$6,230.1	$4,614.8
Gross profit	625.6	554.0	519.5	780.5	672.3
Operating income	248.0	222.4	179.9	399.5	375.7
Other income (expense)	(31.7)	(28.1)	7.0	(27.2)	(3.4)
Interest expense, net	(91.5)	(71.6)	(83.0)	(91.8)	(48.5)
Loss on extinguishment of debt	—	—	(7.6)	—	(25.3)
Income before income taxes	124.8	122.7	96.3	280.5	298.5
Income tax provision	(42.5)	(47.2)	(32.7)	(96.7)	(100.8)
Equity in net earnings of affiliated companies	2.9	1.4	0.9	4.6	0.4
Net income including noncontrolling interest	85.2	76.9	64.5	188.4	198.1
Less: preferred stock dividends	0.3	0.3	0.3	0.3	0.3
Less: Net income attributable to noncontrolling interest	1.1	7.4	7.9	13.1	0.2
Net income attributable to Company common shareholders	$83.8	$69.2	$56.3	$175.0	$197.6
Earnings per common share-basic	$1.61	$1.33	$1.08	$3.33	$3.78
Earnings per common share-assuming dilution	$1.57	$1.31	$1.07	$3.28	$3.62
Weighted average shares outstanding-basic	51.9	52.1	52.0	52.6	52.2
Weighted average shares outstanding-assuming dilution	53.7	53.1	52.8	53.4	54.6

Other Data:
Depreciation and amortization	$114.8	$105.5	$105.8	$97.3	$63.5
Capital expenditures	$121.8	$116.4	$143.6	$217.8	$153.6
Average daily COMEX price per pound of copper cathode	$4.01	$3.43	$2.35	$3.13	$3.22
Average daily price per pound of aluminum rod	$1.16	$1.05	$0.80	$1.21	$1.23

	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009	Dec 31, 2008	Dec 31, 2007
Balance Sheet Data:
Working capital (1)	$1,364.3	$1,385.5	$1,375.3	$1,208.6	$1,008.3
Total assets	4,370.4	4,327.7	4,014.1	3,987.9	3,952.0
Total debt	1,048.9	985.5	922.3	1,254.0	1,168.9
Dividends to common shareholders	—	—	—	—	—
Total equity	1,511.9	1,605.3	1,509.8	1,140.6	1,102.2

(1)	Working capital means current assets less current liabilities.

(2)	Includes operating results of the acquired worldwide wire and cable business of Freeport-McMoRan Copper and Gold, Inc., (PDIC) since October 31, 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand General Cable Corporation’s financial position, changes in financial condition, and results of operations. MD&A is provided as a supplement to the Company’s Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements ("Footnote" or “Notes”) and should be read in conjunction with the Consolidated Financial Statements and Notes.
Certain statements in this report including, without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures and the Company’s or management’s beliefs, expectations or opinions, are forward-looking statements, and as such, General Cable desires to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995. The Company’s forward-looking statements should be read in conjunction with the Company’s comments in this report under the heading, “Disclosure Regarding Forward-Looking Statements.” Actual results may differ materially from those statements as a result of factors, risks and uncertainties over which the Company has no control. For a list of these factors, risks and uncertainties, refer to Item 1A - Risk Factors.

Overview

The Company is a global leader in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for use in the energy, industrial, construction, specialty and communications markets. The Company additionally engages in the design, integration, and installation on a turn-key basis for products such as high and extra-high voltage terrestrial and submarine systems. The Company analyzes its worldwide operations based on three geographical segments: North America, Europe and Mediterranean, and ROW. As of December 31, 2011, the Company manufactures its product lines in 47 manufacturing facilities and sells its products worldwide through its global operations. The Company believes it has a strong market position in each of the segments in which it competes due to the Company's guiding principles discussed in Item 1 - Business.
Significant Current Business Trends and Events

The wire and cable industry is competitive, mature and cost driven with minimal differentiation for many product offerings among industry participants from a manufacturing or technology standpoint. In the latter part of 2010 and in 2011, the Company has benefited from a recovery in demand. However, demand and pricing levels generally remain low compared to the levels that were achieved prior to the impact of the global financial crisis and economic downturn that began in late 2007. The following are significant trends and events that occurred in 2011 that affected the Company's operating results:

The Company continued and expects to continue to see volatile commodity pricing, primarily copper and aluminum, as well as other cost inputs. The Company typically passes these changes in copper and aluminum prices along to its customers, although there are timing delays of varying lengths depending upon the volatility of metal prices, the type of product, competitive conditions, pricing mechanisms and particular customer arrangements. Although the general trends are detailed in Item 1 - Business – Raw Materials, there is no exact measure of the effect of the change of raw material cost inputs due to the high volume of transactions in any given period, each of which involves a number of factors in the individual pricing decisions. To help reduce this volatility, the Company has implemented various pricing mechanisms and hedges a portion of its metal purchases when there is a firm price commitment for a future delivery but does not engage in speculative metals trading.

The Company entered into a new $400 million Revolving Credit Facility in July 2011. This agreement along with the exchange of convertible debt during the fourth quarter of 2009, which effectively extended the maturity of the largest tranche of debt by 20 years, creates greater global operating flexibility to meet working capital requirement needs and to support organizational and strategic growth. Due to the rapid and significant volatility in metal prices, the Company's working capital requirements are expected to be variable for the foreseeable future.
In 2011, the Company continued to actively identify key trends in the industry to capitalize on expanding markets and new niche markets or exit declining or non-strategic markets in order to achieve better returns. The Company also sets aggressive performance targets for its business and intends to refocus or divest those activities which fail to meet targets or do not fit long-term strategies. No material acquisitions or divestitures were made in the year ended December 31, 2011; however, the Company completed a Greenfield project in India in which operations will begin in 2012 as well as completed a significant investment in the Company's operations in Brazil. In the year ended December 31, 2010, the Company completed several acquisitions, equity investments, and joint ventures in Egypt, France, Oman, Pakistan, and South Africa. The results of operations of the acquired businesses have been included in the Consolidated Financial Statements since the respective dates of the acquisition and have been determined to be individually and collectively immaterial for additional disclosure purposes. No material divestitures were made in the year ended December 31, 2010.

In addition to the factors previously mentioned, the Company is currently being affected by the following general macro-level trends:

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

The Company's overall financial results discussed in this section of the annual report reflect the above trends.

Results of Operations
The following table sets forth, for the periods indicated, consolidated statement of operations data in millions of dollars and as a percentage of net sales. Percentages may not add due to rounding.

	Year Ended
	Dec 31, 2011		Dec 31, 2010		Dec 31, 2009
	Amount	%	Amount	%	Amount	%
Net sales	$5,866.7	100.0%	$4,864.9	100.0%	$4,385.2	100.0%
Cost of sales	5,241.1	89.3%	4,310.9	88.6%	3,865.7	88.2%
Gross profit	625.6	10.7%	554.0	11.4%	519.5	11.8%
Selling, general and administrative expenses	377.6	6.4%	331.6	6.8%	339.6	7.7%
Operating income	248.0	4.2%	222.4	4.6%	179.9	4.1%
Other income (expense)	(31.7)	(0.5)%	(28.1)	(0.6)%	7.0	0.2%
Interest expense, net	(91.5)	(1.6)%	(71.6)	(1.5)%	(83.0)	(1.9)%
Loss on extinguishment of debt	—	—	—	—	(7.6)	—
Income before income taxes	124.8	2.1%	122.7	2.5%	96.3	2.2%
Income tax provision	(42.5)	(0.7)%	(47.2)	(1.0)%	(32.7)	(0.7)%
Equity in net earnings of affiliated companies	2.9	—	1.4	—	0.9	—%
Net income including noncontrolling interest	85.2	1.5%	76.9	1.6%	64.5	1.5%
Less: preferred stock dividends	0.3	—	0.3	—	0.3	—
Less: net income attributable to noncontrolling interest	1.1	—	7.4	0.2%	7.9	0.2%
Net income attributable to Company common shareholders	$83.8	1.4%	$69.2	1.4%	$56.3	1.3%

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010
Net Sales
The following tables set forth net sales, metal-adjusted net sales and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for 2010 have been adjusted to reflect the 2011 copper average price of $4.01 per pound (a $0.58 increase compared to the prior period) and the aluminum average price of $1.16 per pound (an $0.11 increase compared to the prior period). Metal-adjusted net sales, a non-GAAP financial measure, are provided herein in order to eliminate the effect of metal price volatility from the comparison of revenues from one period to another. The comparable GAAP financial measure is set forth below. Refer to Item 7 - MD&A – Significant Current Business Trends and Events in the previous discussion of metal price volatility.

	Net Sales Year Ended
	Dec 31, 2011		Dec 31, 2010
	Amount	%	Amount	%
North America	$2,120.2	36%	$1,785.0	37%
Europe and Mediterranean	1,735.7	30%	1,498.6	31%
ROW	2,010.8	34%	1,581.3	32%
Total net sales	$5,866.7	100%	$4,864.9	100%

	Metal-Adjusted Net Sales Year Ended
	Dec 31, 2011		Dec 31, 2010
	Amount	%	Amount	%
North America	$2,120.2	36%	$1,909.7	36%
Europe and Mediterranean	1,735.7	30%	1,600.3	31%
ROW	2,010.8	34%	1,731.7	33%
Total metal-adjusted net sales	$5,866.7	100%	$5,241.7	100%
Metal adjustment	—		(376.8)
Total net sales	$5,866.7		$4,864.9

	Metal Pounds Sold Year Ended
	Dec 31, 2011		Dec 31, 2010
	Pounds	%	Pounds	%
North America	317.4	32%	300.7	32%
Europe and Mediterranean	273.8	27%	279.1	30%
ROW	415.0	41%	352.5	38%
Total metal pounds sold	1,006.2	100%	932.3	100%

Net sales increased $1,001.8 million, or 21%, to $5,866.7 million in 2011 from 2010 and metal-adjusted net sales increased $625 million, or 12%, in 2011 from 2010. The increase in metal-adjusted net sales of $625 million reflects favorable selling price and product mix of $348.7 million, favorable foreign currency exchange rate changes of $147.3 million, higher sales volume of $107.0 million, and incremental net sales of $22.0 million attributable to acquisitions. Volume, as measured by metal pounds sold, increased by 73.9 million pounds, or 8%, in 2011 compared to 2010. Metal pounds sold is provided herein as the Company believes this metric to be a consistent year over year measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes.
Metal-adjusted net sales in the North America segment increased $210.5 million, or 11%, principally due to favorable selling price and product mix of $164.8 million, higher sales volumes of $34.4 million, favorable foreign currency exchange rate changes of $7.8 million, principally related to the Canadian dollar, and incremental net sales of $3.5 million attributable to acquisitions. Volume, as measured by metal pounds sold, increased by 16.7 million pounds, or 6%, in 2011 compared to 2010. The increase in sales volume is primarily attributable to volume improvement in aerial bare transmission products as well as products primarily used in specialty applications due to increased spending in the transportation sector as well as the market for oil and gas exploration coupled with volume improvement for industrial products.
Metal-adjusted net sales in the Europe and Mediterranean segment increased $135.4 million, or 8%, in 2011 compared to 2010 due to favorable selling price and product mix of $86.8 million, favorable foreign currency exchange rate changes of $71.3 million, primarily due to a stronger Euro relative to the U.S. dollar, and incremental net sales attributable to the results of acquired businesses of $18.1 million partially offset by lower sales volume of $40.8 million. Volume, as measured by metal pounds sold, decreased by 5.3 million pounds, or 2%, in 2011 compared to 2010. Economic conditions in Europe remained weak, influencing demand across a broad spectrum of products and regions, particularly in the Iberia region as well as in Algeria partially offset by the Company's project related activities in Germany and France.

Metal-adjusted net sales in the ROW segment increased $279.1 million, or 16%, due to higher sales volume of $113.5 million, favorable selling price and product mix of $97.0 million, and favorable foreign currency exchange rate changes of $68.2 million, primarily due to the strengthening of certain currencies in Central and South America relative to the U.S. dollar. Volume, as measured by metal pounds sold, increased by 62.5 million pounds, or 18%, in 2011 compared to 2010 which is primarily attributable to increase in demand for high-voltage aerial transmission products and low-and medium-voltage distribution cables in Brazil as well as infrastructure investment in Central America.
Cost of Sales
Cost of sales increased $930.2 million, or 22%, from 2010. The increase in 2011 as compared to 2010 was principally driven by the increase in volume sold of 8%, the increase in raw material costs, including a 17% increase in the average cost of copper and a 10% increase in the average cost of aluminum as well as an increase in other raw material costs, and an increase due to currency translation of 3%. As noted in Item 1 - Business. the Company's products are raw material intensive with copper and aluminum comprising the major cost components for cable products. At current metal prices, material costs are approximately 85% of total product costs with copper and aluminum metal costs comprising approximately 60% of total product cost for the year ended December 31, 2011.
Gross Profit
Gross profit increased $71.6 million, or 13%, in 2011 from 2010. The increase in gross profit was primarily due to an increase in volume in North America and ROW and a shift in product mix and pricing in North America. Gross profit as a percentage of sales was 11% in 2011 and 2010. Despite volume and related revenue increases for the year gross profit did not increase as a percentage of sales. In the first half of the year gross profit as a percentage of sales increased due to selling prices rising faster than the average cost of metal prices which was offset in the latter part of the year due to the increased volatility and declines in metal prices.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $46.0 million, or 14%, in 2011 from 2010. The increase in SG&A is primarily a result of incremental investment in resources related to the Company's global sales network and product technology as well as increased costs for new market penetration strategies in 2011 as compared to 2010. The increase in SG&A is also due in part to foreign currency exchange rates in 2011 as compared to 2010 in the amount of $8.7 million. SG&A as a percentage of metal-adjusted net sales was 6% for 2011 and 2010, respectively.
Operating Income
The following table sets forth operating income by segment, in millions of dollars.

	Operating Income Year Ended
	Dec 31, 2011		Dec 31, 2010
	Amount	%	Amount	%
North America	$121.8	49%	$96.9	44%
Europe and Mediterranean	30.3	12%	36.8	16%
ROW	95.9	39%	88.7	40%
Total operating income	$248.0	100%	$222.4	100%

The increase in operating income for the North America segment of $24.9 million is primarily attributable to benefits from a shift in product mix, as well as a more favorable pricing environment due to an increase in market demand in most product lines, excluding electrical utility distribution products in 2011, as well as increased sales volume. The increases to operating income were partially offset by an increase in SG&A expenses of $11.8 million in 2011 as compared to 2010; the SG&A increases were for the reasons noted above.
The decrease in operating income for the Europe and Mediterranean segment of $6.5 million was primarily attributable to continued weak demand and pricing due to the economic slowdown in many European end markets, as well as an increase in SG&A expenses of $11.0 million in 2011 as compared to 2010; the SG&A increases were for the reasons noted above. Partially offsetting these negative impacts were the current year benefit of European targeted cost reduction efforts, which include, among other actions, personnel reductions which resulted in a charge of $19.5 million recorded in 2010.

The increase in operating income for the ROW segment of $7.2 million is primarily attributable to an increase in sales volumes in 2011 as compared to 2010 in Brazil and Central America as well as a favorable pricing environment primarily in Brazil and Venezuela. The increase was partially offset by unfavorable impacts in Thailand due to the country's significant flooding in the latter portion of 2011, as well as unfavorable product mix and price in Thailand and Chile. Also partially offsetting the increase in operating income was an increase in SG&A expenses of $23.2 million in 2011 as compared to 2010; the SG&A increases were for the reasons noted above.
Other Income (Expense)
Other income (expense) primarily includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated as well as gains and losses on derivative instruments that are not designated as cash flow hedges. During 2011, 2010 and 2009, the Company recorded a $31.7 million loss, $28.1 million loss and a $7.0 million gain, respectively. For 2011, other expense was primarily attributable to other expense of $24.4 million attributable to foreign currency transaction gains and losses which resulted from changes in exchange rates in the various countries in which the Company operates, primarily Africa, South America, and Mexico, and losses of $6.1 million on derivative instruments which were not designated as cash flow hedges. For 2010, other income (expense) was primarily attributable to the $29.8 million Venezuelan currency devaluation, as well as other income of $7.7 million attributable to foreign currency transaction gains and losses of which resulted from changes in exchange rates in the various countries in which the Company operates and losses of $6.0 million on derivative instruments which were not designated as cash flow hedges.
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
Effective January 1, 2011, the Central Bank of Venezuela and the Ministry of Finance published an amendment to Convenio Cambiario No. 14 (the Exchange Law), whereby the official exchange rate was set at 4.30 BsF per U.S. dollar, eliminating the 2.60 BsF per U.S. dollar rate previously established for essential goods in the first quarter of 2010. Thereafter, the Company can only import copper at the 4.30 BsF per U.S. dollar rate. In the year ended December 31, 2011, the Company purchased 19.1 million pounds of copper at the 4.30 BsF per U.S. dollar rate recording no foreign currency gains or losses. In the second quarter of 2010, the Company received authorization to purchase dollars to import copper at the official exchange rate for essential goods of 2.60 BsF per U.S. dollar. In 2010, the Company recorded $16.6 million in foreign exchange gains related to transactions completed at the 2.60 BsF per U.S. dollar essential rate. Copper imports prior to the approval were imported at the parallel rate of about 6.88 BsF per U.S. dollar, which was closed on June 9, 2010. In 2010, the Company recorded $10.7 million in foreign exchange losses related to copper imports at this parallel rate. Refer to Item 7 - MD&A – Venezuelan Operations for additional detail.
Interest Expense
Net interest expense increased to $91.5 million in 2011 from $71.6 million in 2010. Interest expense increased primarily due to additional debt used to fund higher working capital requirements related to increased demand and higher metal costs. Also, in the third quarter of 2011, the Company expensed $1.3 million in unamortized fees and expenses related to the Terminated Credit Facility.
Tax Provision
The Company’s effective tax rate for 2011 and 2010 was 34.1% and 38.5%, respectively. The Company's 2011 effective tax rate reflects the approximately offsetting impact of valuation allowances recorded against deferred tax assets in foreign jurisdictions and tax benefits recognized for uncertain tax positions due to statute of limitations expirations and tax audit settlements. The Company’s 2010 effective tax rate was adversely impacted by the nondeductible Venezuelan devaluation loss and valuation allowances recorded against deferred tax assets in certain foreign jurisdictions, partially offset by the recognition of tax benefits related to uncertain tax positions that were primarily due to statute of limitations expirations and tax audit settlements.
Preferred Stock Dividends
During 2011 and 2010, the Company accrued and paid $0.3 million in dividends on its Series A preferred stock.

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

Net Sales

The following tables set forth net sales, metal-adjusted net sales and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for 2009 have been adjusted to reflect the 2010 copper COMEX average price of $3.43 per pound (a $1.08 increase compared to the prior period) and the aluminum rod average price of $1.05 per pound (a $0.25 increase compared to the prior period). Metal-adjusted net sales, a non-GAAP financial measure, are provided herein in order to eliminate the effect of metal price volatility from the comparison of revenues from one period to another. The comparable GAAP financial measure is set forth above. Refer to Item 7 - MD&A – Overview in the previous discussion of metal price volatility.

	Net Sales Year Ended
	Dec 31, 2010		Dec 31, 2009
	Amount	%	Amount	%
North America	$1,785.0	37%	$1,484.6	34%
Europe and Mediterranean	1,498.6	31%	1,562.7	36%
ROW	1,581.3	32%	1,337.9	30%
Total net sales	$4,864.9	100.0%	$4,385.2	100.0%

	Metal-Adjusted Net Sales Year Ended
	Dec 31, 2010		Dec 31, 2009
	Amount	%	Amount	%
North America	$1,785.0	37%	$1,720.5	33%
Europe and Mediterranean	1,498.6	31%	1,783.9	35%
ROW	1,581.3	32%	1,632.4	32%
Total metal-adjusted net sales	$4,864.9	100.0%	$5,136.8	100.0%
Metal adjustment	—		(751.6)
Total net sales	$4,864.9		$4,385.2

	Metal Pounds Sold Year Ended
	Dec 31, 2010		Dec 31, 2009
	Pounds	%	Pounds	%
North America	300.7	32%	304.7	32%
Europe and Mediterranean	279.1	30%	295.9	31%
ROW	352.5	38%	349.3	37%
Total metal pounds sold	932.3	100.0%	949.9	100.0%

Net sales increased $479.7 million, or 10.9%, to $4,864.9 million in 2010 from 2009 while metal-adjusted net sales decreased $271.9 million, or 5.3%, in 2010 from 2009. The decrease in metal-adjusted net sales of $271.9 million reflects lower sales volume of $51.9 million, unfavorable foreign currency exchange rate changes of $52.0 million and unfavorable selling price/product mix of $207.6 million. These decreases in metal-adjusted net sales have been partially offset by the incremental net sales of $39.6 million attributable to acquisitions. Volume, as measured by metal pounds sold, decreased by 17.6 million pounds or 1.9% in 2010 compared to 2009. Sales volume was lower due to the ongoing weak global economic conditions which resulted in lower demand across a broad spectrum of the Company's products. Metal pounds sold is provided herein as the Company believes this metric to be a consistent year over year measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. Generally, the Company has attempted to recover higher metal costs and inflation on non-metals raw materials used in cable manufacturing, such as insulating compounds and steel and wood reels, as well as increased freight and energy costs through increased selling prices.

Metal-adjusted net sales in the North America segment increased $64.5 million, or 3.7% principally due to favorable selling price/product mix of $7.6 million, favorable foreign currency exchange rate changes of $29.1 million, principally related to the Canadian dollar, and incremental net sales of $29.9 million attributable to acquisitions partially offset by lower sales volume of $2.1 million. Volume, as measured by metal pounds sold, remained relatively flat in 2010 compared to 2009. Volume remained low, similar to 2009, due to the weak demand for the Company's electric utility distribution and transmission cables, and telecommunication and electrical infrastructure products in the first six months of 2010. This decrease in volume was offset by volume improvement in the electrical utility market, primarily related to transmission grid projects and terrestrial wind projects in the second half of 2010, as well as volume improvement in early cycle products, such as cables for maintenance and repairs, original equipment manufacturers and networking applications during the year ended December 31, 2010.

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

Selling, General and Administrative Expense

Selling, general and administrative expense decreased $8.0 million, or 2.4%, in 2010 from 2009. The decrease in SG&A was primarily a result of the Company's LEAN initiatives and targeted cost reduction efforts including, among other actions, lower variable selling expenses in Europe and Mediterranean and ROW, a focus on reducing discretionary spending and personnel reductions. SG&A as a percentage of metal-adjusted net sales was 6.8% and 6.6% for 2010 and 2009, respectively.

Operating Income

The following table sets forth operating income by segment, in millions of dollars.

	Operating Income Year Ended
	Dec 31, 2010		Dec 31, 2009
	Amount	%	Amount	%
North America	$96.9	44%	$19.8	11%
Europe and Mediterranean	36.8	16%	70.2	39%
ROW	88.7	40%	89.9	50%
Total operating income	$222.4	100.0%	$179.9	100.0%

The increase in operating income for the North America segment of $77.1 million is primarily attributable to a greater benefit from the relatively higher average market price of metals compared to the cost of the lower value inventory in 2010 as compared to 2009 and lower SG&A of $8.1 million as a result of the Company's LEAN initiatives.

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
On January 8, 2010, the Venezuelan government announced the devaluation of its currency, BsF, and established a two-tier foreign exchange structure. Due to the impact of the devaluation of its currency by the Venezuelan government, the Company recorded a pre-tax charge of $29.8 million in the first quarter of 2010 related to the remeasurement of the local balance sheet on the date of the devaluation at the official non-essential rate. The functional currency of the Company's subsidiary in Venezuela is the U.S. dollar. Refer to Item 7 - MD&A – Venezuela Operations for additional information.

Interest Expense

Net interest expense decreased from $83.0 million in 2009 to $71.6 million in 2010 primarily as a result of completing the convertible debt exchange offer in the fourth quarter of 2009. The interest expense related to amortization of the debt discount as a result of the bifurcation of the Company's convertible debt instruments resulted in lower non-cash interest expense principally due to the longer dated maturity of the Company's subordinated convertible notes as discussed in Footnote 2 - Summary of Significant Accounting Policies and Footnote 9 - Long-Term Debt.

Loss on Extinguishment of Debt
In December 2009, the Company completed an offer to exchange $925 principal amount of Subordinated Convertible Notes due in 2029 for each $1,000 principal amount of the 1.00% Senior Convertible Notes due in 2012 which resulted in the issuance of $429.5 million aggregate principal amount of Subordinated Convertible Notes due in 2029 in exchange for approximately 97.8% or $464.4 million aggregate principal amount of the 1.00% Senior Convertible Notes due in 2012. An aggregate principal amount of $10.6 million of the 1.00% Senior Convertible Notes due in 2012 remain outstanding after the exchange. The exchange was treated as an extinguishment of the 1.00% Senior Convertible Notes due in 2012 and issuance of subordinated debt due in 2029. The Company recorded a non-cash loss on debt extinguishment of $7.6 million which included the write-off of $4.9 million of unamortized debt issuance costs related to the 1.00% Senior Convertible Notes due in 2012. Refer to Item 7 - MD&A – Debt and Other Contractual Obligations for additional information.
Tax Provision
The Company's effective tax rate for 2010 and 2009 was 38.5% and 34.0%, respectively. The Company's 2010 effective tax rate was adversely impacted by the nondeductible Venezuelan devaluation loss and valuation allowances recorded against deferred tax assets in certain foreign jurisdictions, partially offset by the recognition of tax benefits related to uncertain tax positions that was primarily due to statute of limitations expirations and tax audit settlements.
Preferred Stock Dividends
During 2010 and 2009, the Company accrued and paid $0.3 million in dividends on its Series A preferred stock.

Liquidity and Capital Resources
The Company maintains a steady cash position as evidenced by the Company's ability to generate substantial cash from operations and access to capital markets at competitive rates. Cash flows from operations as well as borrowings of our Revolving Credit Facility provide the primary source for financing operating expenses and other short term liquidity needs. As necessary the Company may supplement additional debt to fund other working capital needs, debt and interest payments, as well as discretionary investment in internal product development, acquisitions, Series A preferred stock dividends, repurchase of common stock and taxes. The overall cash position of the Company reflects the business results and a global cash management strategy that incorporates liquidity management, economic factors, and tax considerations.

The Company's short term borrowings vary by period based on the Company's working capital requirements which is dependent on incremental demand for products and changes in the price of copper, aluminum, and other raw material cost inputs. At December 31, 2011, current assets exceeded current liabilities by $1,364.3 million. Based upon historical experience, the cash on its balance sheet and the expected availability of funds under its current credit facilities, the Company believes its sources of liquidity will be sufficient to enable it to meet funding requirements for working capital, capital expenditures, debt repayment, salaries and related benefits, interest, Series A preferred stock dividends and taxes for the next twelve months and foreseeable future. The Company maintains approximately $813.2 million of excess availability under its various credit facilities around the world.

The Company's North American operations generally borrows and repays on the Revolving Credit Facility multiple times per week for working capital needs; borrowing on a short term basis is the most effective method to reduce interest costs based on the terms of the agreement. The Company's European operations participate in accounts payable confirming arrangements with several European financial institutions to address working capital requirements in the business. The Company negotiates payment terms with suppliers of generally 180 days in Europe and submit invoices to the financial institutions with instructions for the financial institutions to transfer funds from European operations' accounts on the due date (on day 180) for the trade payables due. At December 31, 2011, the arrangements had a maximum availability limit of the equivalent of approximately $565.1 million, of which approximately $301.5 million was drawn. The Company's ROW operations utilize short term credit facilities for working capital purposes.
General Cable Corporation is a holding company with no operations of its own. All of the Company’s operations are conducted, and net sales are generated, by its subsidiaries and investments. Accordingly, the Company’s cash flow comes from the cash flows of its global operations. The Company’s ability to use cash flow from its international operations, if necessary, has historically been adversely affected by limitations on the Company’s ability to repatriate such earnings tax efficiently. As of December 31, 2011, approximately 98% of cash and cash equivalents were held outside of the U.S. by our foreign subsidiaries compared with 93% as of December 31, 2010. If these funds are needed for the Company's operations in the U.S., the Company would be required to accrue and pay U.S. taxes to repatriate these funds. However, the Company's intent is to permanently reinvest these funds outside of the U.S. and current plans do not demonstrate a need to repatriate them to fund U.S. operations. In addition, our Revolving Credit Facility provides the Company flexibility in financing operating expenses and any other short term liquidity needs of our U.S. operations.

In particular, Venezuela has foreign exchange and price controls which have historically limited the Company’s ability to convert bolivars to U.S. dollar and transfer funds out of Venezuela. In Venezuela, government restrictions on the transfer of cash out of the country have limited the Company’s ability to repatriate cash. Approximately 21% and 11% of the consolidated cash balance as of December 31, 2011 and December 31, 2010, respectively, was held in Venezuela. The proportion of operating cash flows attributable to Venezuela in 2011 as compared to total Company operating cash flows is 43% and 4% for the years ended December 31, 2011 and 2010, respectively.
Summary of Cash Flows

Operating cash inflow of $97.3 million in 2011 reflects a net working capital use of $141.3 million driven principally by increases in inventories and receivables of $148.8 million and $56.6 million, respectively, which were partially offset by increases in accounts payable, accrued and other liabilities of $64.5 million. The increase in accounts receivable primarily reflects the increase in selling prices due to the increase in raw material costs. Days sales outstanding has remained constant year over year at about 71 days. The increase in inventory is primarily due to the increase in metal prices throughout the year. Inventory turns increased to 4.5 turns per year in 2011 as compared to 4.1 turns per year in 2010 due to the current year focus on reducing inventory levels by adjusting production. These cash outflows have been partially offset by increases in accounts payable, accrued and other liabilities which were primarily the result of incremental manufacturing activity due to an increase in demand and higher raw material cost inputs. More than offsetting this net working capital use of cash in the twelve fiscal months of 2011 was $238.6 million of overall net cash inflows related to net income adjusted for depreciation and amortization, amortization on restricted stock awards, foreign currency loss, deferred income tax income, excess tax benefits from stock based compensation, convertible debt instrument non cash interest charges, and the gain on the disposal of property.
Cash flow used by investing activities was $114.2 million in 2011 principally reflecting $121.8 million of capital expenditures. In the current year, the Company continued to focus its capital program on completing a greenfield project in India as well as projects around the world to upgrade equipment, improve efficiency and throughput and enhance productivity. The Company anticipates capital spending to be approximately $80 million to $100 million in 2012.
Financing activities generated $8.5 million of cash outflows in 2011 as compared to cash inflows of $37.3 million in 2010. The increase primarily related to borrowings on various short-term credit facilities in the Company’s ROW segment. The Company evaluates factors such as future operating cash flow requirements, other cash flow expectations, investment and financing strategic plans and the overall cost of capital to determine the appropriate levels of short and long term debt to maintain. Refer to Item 7 - MD&A – Debt and Other Contractual Obligations (section below) for details.
Debt and Other Contractual Obligations
The Company had outstanding debt obligations of $1,048.9 million as of December 31, 2011 and maintained approximately $813.2 million of excess availability under its various credit facilities around the world. The Company utilizes short and long term debt to address working capital needs, debt repayments, and interest as well as discretionary investments in internal product development, acquisitions, Series A preferred stock dividends, repurchase of common stock and taxes. Short-term liquidity and working capital needs are generally supported through operating cash flows. The Company maintains ratings on its public debt and is a well-known seasoned issuer; therefore, the Company has and expects to continue to obtain market rates on any new borrowings.

On July 22, 2011, the Company entered into a new $400 million asset-based revolving credit facility.  The Revolving Credit Facility replaced the Company's prior $400 million Terminated Credit Facility which was set to mature in July 2012. The Revolving Credit Facility contains restrictions in areas consistent with the Terminated Credit Facility, including limitations on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions.  In the aggregate, however, the restrictions in the Revolving Credit Facility provide the Company greater flexibility than those under the Terminated Credit Facility, and generally only apply in the event that the Company's availability under the Revolving Credit Facility falls below certain specific thresholds. The Revolving Credit Facility may be used for refinancing certain existing indebtedness and will continue to be used for working capital purchases.
Failure to comply with any of the covenants, financial tests and ratios required by the Company's existing or future debt obligations could result in a default under those agreements and under other agreements containing cross-default provisions, as defined in the Company's Revolving Credit Facility, 1.00% Senior Convertible Notes, 0.875% Convertible Notes, Subordinated Convertible Notes, 7.125% Senior Notes, Senior Floating Rate Notes and various other credit facilities maintained by the Company's restricted subsidiaries. A default would permit lenders to cease making further extensions of credit, accelerate the maturity of the debt under these agreements and foreclose upon any collateral securing that debt. The lenders under the Company's Revolving Credit Facility have a pledge of all of the capital stock of existing and future U.S. and Canadian subsidiaries. The lenders under the Company's Revolving Credit Facility have a lien on substantially all of the Company's U.S. and Canadian assets and a pledge of 65% of the equity interests of certain of the Company's foreign subsidiaries. The Company also has incurred secured debt in connection with some of its European operations. The lenders under these European secured credit facilities also have liens on assets of certain of our European subsidiaries. As a result of these pledges and liens, if the Company fails to meet its payment or other obligations under any of its secured indebtedness, the lenders under the applicable credit agreement would be entitled to foreclose on substantially all of the Company's assets and liquidate these assets. Broadly, cross-default provisions, would permit lenders to cause such indebtedness to become due prior to its stated maturity in the event a default remains unremedied for a period of time under the terms of one or more financing agreements, a change in control or a fundamental change. As of December 31, 2011 and 2010, the Company was in compliance with all material debt covenants.
The Company’s defined benefit plans at December 31, 2011 and 2010 were underfunded by $114.7 million and $99.6 million, respectively. The Company recorded an after-tax loss of $15.6 million in 2011 and an after-tax loss of $2.3 million in 2010 to accumulated other comprehensive income. The Company estimates its 2012 pension expense for its defined benefit pension plans will be approximately $16.6 million and cash contributions are expected to be approximately $9.0 million. In 2011, pension expense was approximately $12.5 million and cash contributions were approximately $24.4 million.
The Company anticipates being able to meet its obligations as they come due based on historical experience and the expected availability of funds under its current credit facilities. The Company’s contractual obligations and commercial commitments as of December 31, 2011 (in millions of dollars) are summarized below:

	Payments Due by Period
		Less than	1 – 3	4 – 5	After 5
Contractual obligations (1,2):	Total	1 Year	Years	Years	Years
Total debt (excluding capital leases)	$1,044.3	$155.4	$351.0	$163.2	$374.7
Convertible debt at maturity (3)	305.5	0.5	40.6	—	264.4
Capital leases	4.6	0.9	2.4	1.3	—
Interest payments on 7.125% Senior Notes	75.0	14.3	28.5	28.5	3.7
Interest payments on Senior Floating Rate Notes	11.0	3.4	6.7	0.9	—
Interest payments on 0.875% Senior Convertible Notes	5.9	3.1	2.8	—	—
Interest payments on 1.00% Senior Convertible Notes	0.1	0.1	—	—	—
Interest payments on Subordinated Convertible Notes	260.5	19.3	38.7	38.7	163.8
Interest payments on Spanish term loans	1.9	1.8	0.1	—	—
Operating leases (4)	71.8	20.0	26.4	13.9	11.5
Purchase obligations (5)	36.3	36.3	—	—	—
Preferred stock dividend payments	0.6	0.3	0.3	—	—
Defined benefit pension obligations (6)	176.5	16.0	33.4	35.1	92.0
Postretirement benefits	6.9	1.0	1.8	1.3	2.8
Unrecognized tax benefits, including interest and penalties (7)	—	—	—	—	—
Total	$2,000.9	$272.4	$532.7	$282.9	$912.9

(1)
This table does not include interest payments on General Cable’s revolving credit facilities because the future amounts are based on variable interest rates and the amount of the borrowings under the Revolving Credit Facility and Spanish Credit Facility fluctuate depending upon the Company’s working capital requirements.

(2)
This table does not include derivative instruments as the ultimate cash outlays cannot be reasonably predicted. Refer to Footnote 10 - Financial Instruments and Item 7A - Quantitative and Qualitative Disclosures about Market Risk for additional information.

(3)
Represents the current debt discount on the Company’s 1.00% Senior Convertible Notes, 0.875% Senior Convertible Notes and Subordinated Convertible Notes as a result of adopting provisions of ASC 470 - Debt. Refer to Footnote 2 - Summary of Significant Accounting Policies for additional information.

(4)	Operating lease commitments are described under “Off Balance Sheet Assets and Obligations.”

(5)	Represents our firm purchase commitments on our forward pricing agreements as disclosed in Footnote 10 - Financial Instruments.

(6)	Defined benefit pension obligations reflect the Company’s estimates of contributions that will be required to meet actuarially determined funding requirements.

(7)
Unrecognized tax benefits of $73.7 million have not been reflected in the above table due to the inherent uncertainty as to the amount and timing of settlement, which is contingent upon the occurrence of possible future events, such as examinations and determinations by various tax authorities.

Off Balance Sheet Assets and Obligations
General Cable has entered into various leases related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. Future minimum rental payments required under non-cancelable lease agreements at December 31, 2011 were as follows: 2012 — $20.0 million, 2013 — $13.3 million, 2014 — $13.1 million, 2015 — $8.2 million, 2016 — $5.7 million and thereafter $11.5 million. Rental expense recorded in income from continuing operations was $20.7 million, $19.0 million and $23.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.
As of December 31, 2011, the Company had $38.4 million in letters of credit, $257.8 million in various performance bonds and $231.0 million in other guarantees. Other guarantees include bank guarantees and advance payment bonds. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self-insurance claims, defined benefit plan obligations, contract performance, quality and other various bank and financing guarantees. Advance payment bonds are often required by customers when we obtain advance payments to secure the production of cable for long term contracts. The advance payment bonds provide the customer protection on their deposit in the event that the Company does not perform under the contract. See "Liquidity and Capital Resources" for excess availability under the Company’s various credit borrowings.
Environmental Matters
The Company’s expenditures for environmental compliance and remediation amounted to approximately $3.3 million, $3.7 million and $2.5 million in 2011, 2010 and 2009, respectively. In addition, certain of the Company’s subsidiaries have been named as potentially responsible parties in proceedings that involve environmental remediation. The Company had accrued $1.9 million at December 31, 2011 for all environmental liabilities. Environmental matters are described in Item 1 - Business, Item 3 - Legal Proceedings and Footnote 17 - Commitments and Contingencies. While it is difficult to estimate future environmental liabilities, the Company does not currently anticipate any material adverse effect on results of operations, cash flows or financial position as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs.
Legal Matters
Refer to Footnote 17 - Commitments and Contingencies for review of our litigation contingencies.
Critical Accounting Policies and Estimates
The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. A summary of significant accounting policies is provided in Footnote 2 - Summary of Significant Accounting Policies. The application of these policies requires management to make estimates and judgments that affect the amounts reflected in the consolidated financial statements. Management bases its estimates and judgments on historical experience, information that is available to management about current events and actions the Company may take in the future and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The most critical judgments impacting the financial statements include those policies described below. In addition, significant estimates and judgments include allowances for accounts receivable and deferred income taxes; legal, environmental, and asbestos liabilities; inventory costing and valuation; share-based compensation; uncertain tax positions; assets and obligations related to pension and other postretirement benefits; goodwill and intangible valuations; financial instruments; and revenue recognized under the percentage-of-completion method. There can be no assurance that actual results will not differ from these estimates.
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

Accounts Receivable
The accounts receivable balance is recorded at the stated amount, less allowances for doubtful accounts, price discounts, and returns. At the time of the sale and at each quarter, the Company evaluates the accounts receivable balance to determine a best estimate for doubtful accounts, price discounts, and returns. The Company reviews general historical trends in the account, customer overdue balances, high risk accounts that have been specifically identified based on historical and current customer patterns, contractual obligations, and current economic conditions to determine an estimate for these allowances.
Inventory Costing and Valuation
The Company values approximately 82% of the Company's inventory using the average cost method and all remaining inventories are valued using the first-in, first-out (FIFO) method. On a quarterly basis, the Company evaluates its carrying value of inventory to determine if a lower of cost or market adjustment is required. To determine if a lower of cost or market adjustment is required the Company evaluates evidence to indicate if the cost will be recovered with an approximately normal profit upon sale in the ordinary course of business based on product groupings within the reportable segments. Metal costs, particularly copper and aluminum costs, are significant to our overall costs in inventory. Factors such as technological innovations, future demand trends, pricing environment, inventory levels and turns and specific identification of inventory items, such as regulatory-related changes or changes in engineering or material, will be analyzed in the lower of cost or market and obsolete and slow moving inventory provisions.
Pension Accounting
General Cable provides retirement benefits through contributory and non-contributory qualified and non-qualified defined benefit pension plans covering eligible domestic and international employees as well as through defined contribution plans and other postretirement benefits. Benefits under General Cable’s qualified U.S. defined benefit pension plan generally are based on years of service multiplied by a specific fixed dollar amount, and benefits under the Company’s qualified non-U.S. defined benefit pension plans generally are based on years of service and a variety of other factors that can include a specific fixed dollar amount or a percentage of either current salary or average salary over a specific period of time. The amounts funded for any plan year for the qualified U.S. defined benefit pension plan are neither less than the minimum required under federal law nor more than the maximum amount deductible for federal income tax purposes. General Cable’s non-qualified unfunded U.S. defined benefit pension plans include a plan that provides defined benefits to select senior management employees beyond those benefits provided by other programs. The Company’s non-qualified unfunded non-U.S. defined benefit pension plans include plans that provide retirement indemnities to employees within the Company’s European and Mediterranean and ROW business. Pension obligations for the non-qualified unfunded defined benefit pension plans are provided for by book reserves and are based on local practices and regulations of the respective countries. General Cable makes cash contributions for the costs of the non-qualified unfunded defined benefit pension plans as the benefits are paid.
Benefit costs for the defined benefit pension plans sponsored by General Cable are determined based principally upon certain actuarial assumptions, including the discount rate and the expected long-term rate of return on plan assets. The weighted-average discount rate used to determine the net pension cost for 2011 was 5.40% for the U.S. defined benefit pension plans. The weighted-average discount rate as of December 31, 2011 that was used to determine benefit obligations was 4.70% for the U.S. defined benefit pension plans, and was determined based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency which are expected to be available during the period to maturity of the projected pension benefit obligations and based on information received from actuaries. The weighted-average discount rate used to determine the net pension cost for 2011 was 5.60% for the non-U.S. defined benefit pension plans. Non-U.S. defined benefit pension plans followed a similar evaluation process based on financial markets in those countries where General Cable provides a defined benefit pension plan, and the weighted-average discount rate used to determine benefit obligations for General Cable’s non-U.S. defined benefit pension plans was 5.20% as of December 31, 2011. General Cable’s expense under both U.S. and non-U.S. defined benefit pension plans is determined using the discount rate as of the beginning of the fiscal year, and therefore, 2012 expense for the defined benefit pension plans will be based on the weighted-average discount rate of 4.70% for U.S. plans and 5.20% for non-U.S. plans.
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
The Company evaluates its actuarial assumptions at least annually, and adjusts them as necessary. The Company uses a measurement date of December 31 for all of its defined benefit pension plans. In 2011, pension expense for the Company’s defined benefit pension plans was $12.5 million. Based on a weighted-average expected rate of return on plan assets of 7.60%, a weighted-average discount rate of 5.60% and various other assumptions, the Company estimates its 2012 pension expense for its defined benefit pension plans will decrease to approximately $16.6 million. A 1% decrease in the assumed discount rate would increase pension expense by approximately $2.1 million. Future pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the populations participating in the plans. In the event that actual results differ from the actuarial assumptions, the funded status of the defined benefit pension plans may change and any such change could result in a charge or credit to equity and an increase or decrease in future pension expense and cash contributions.
The Company’s investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk are described in further detail in Footnote 12 - Employee Benefit Plans.
Income Taxes

The Company is subject to income tax in numerous United States federal, state, and foreign jurisdictions. Significant judgments and estimates are inherent in determining the Company's consolidated income tax expense, current tax payable, deferred tax assets and liabilities, and liabilities for uncertain tax positions. Future events such as changes in business conditions, tax legislation, tax audit resolutions, or foreign earnings repatriation plans could significantly impact these estimates and the Company's tax position.
Deferred tax assets and liabilities are determined based on the differences between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. At December 31, 2011, the Company had recorded a net deferred tax liability of $147.0 million ($34.4 million net current deferred tax asset less $181.4 million net long term deferred tax liability). The valuation of deferred tax assets is dependent on, among other things, the ability of the Company to generate a sufficient level of future taxable income. In estimating future taxable income, the Company has considered both positive and negative evidence, such as historical and forecasted results of operations, including prior losses, and has considered the implementation of prudent and feasible tax planning strategies. As of December 31, 2011, the Company recorded a valuation allowance of $37.1 million to reduce deferred tax assets to the amount judged more likely than not to be realized. The Company has and will continue to review on a quarterly basis its assumptions and tax planning strategies, and, if the amount of the estimated realizable deferred tax assets is less than the amount currently on the balance sheet, the Company will reduce its deferred tax asset, recognizing a non-cash charge against reported earnings. Likewise, if the Company determines that a valuation allowance against a deferred tax asset is no longer appropriate, the adjustment to the valuation allowance would reduce income tax expense.

The Company operates in multiple jurisdictions with complex tax policies and regulations. In certain jurisdictions, the Company has taken tax positions that it believes are supportable, but which could be subject to challenge by the tax authorities. These tax positions are evaluated and liabilities for uncertain tax positions are established in accordance with the ASC 740- Income Taxes tax accounting guidance. The status of uncertain tax positions is reviewed in light of changing facts and circumstances, such as tax audits, rulings, and case law, and the related liabilities are adjusted accordingly.
The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included within the related tax liability line item in the consolidated balance sheet.
Long-Lived Assets, Goodwill and Impairment
The valuation and classification of long-lived assets and the assignment of useful depreciable and amortizable lives and salvage values involve significant judgments and the use of estimates. The testing of these long-lived assets for impairment also requires a significant amount of judgment and assumptions, particularly as it relates to identification of asset groups and the determination of fair market value. The Company periodically evaluates the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates events or changes in circumstances based on historical operating results, forecasts, general and industry trends and anticipated cash flows. Impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings. The Company also continually evaluates the estimated useful lives of all long-lived assets and, when warranted, revises such estimates based on current events.
Goodwill and intangible assets with indefinite useful lives are not amortized, but are reviewed at least annually for impairment. The Company completes its annual impairment test within the fourth quarter of each year. In addition, the Company evaluates the carrying value between the valuations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Events or circumstances may include, but are not limited to, a significant change in legal factors or in the business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel, possible sale or disposal of a reporting unit or a significant portion of a reporting unit, significant changes in financial projections or significant changes in the market capitalization.
During the evaluation of impairment, the Company compares the fair value of the reporting unit to its carrying amount to determine if there is potential goodwill impairment. Our impairment testing for goodwill and indefinite-lived intangibles is performed separately. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value of the goodwill. The impairment test for the Company’s indefinite-lived intangible assets involves comparing the fair value of the intangibles to their carrying values. If the carrying amount of an intangible asset with an indefinite life exceeds its fair value, an impairment loss would be recognized in the amount equal to the excess. If this fair value is less than the reporting unit's carrying value, a second step is required to measure the amount of impairment, if any. If the fair value of a reporting unit exceeds its carrying value, the second step is not required. The Company's market capitalization is a consideration during the annual impairment test.   The reporting unit comprising the goodwill is only a portion of the entire company.  The company must apply assumptions to compare the Company's market capitalization to the reporting unit being assessed.  First, a portion of the market capitalization is allocated  to the reporting unit.  This value is then increased by a control premium. To develop the control premium assumption, management considered other recent transactions within the industry and the control premium realized in those transactions.
The Company performed the first step of the goodwill impairment assessment. In Step 1 of the goodwill impairment test, the Company compared the fair value of the reporting unit, the entities purchased in the October 31, 2007 PDIC acquisition, to its carrying amount, including goodwill of $160.3 million. Based on the results of the valuation, the fair value of the reporting unit exceeded the carrying value; therefore, it was determined that no impairment existed. Step 2 was not required.
To determine the fair value of the reporting unit, the Company employs an income and market-based approach with each being weighted equally. Under the income approach, the Company uses a discounted cash flow method to calculate the fair value based on the present value of estimated future cash flows. Assumptions used in the discounted cash flow method, such as forecasted operating results, expected growth rates, working capital needs, tax rates, and cost of capital, are based on the current market conditions and are consistent with internal management projections. The cost of capital rate selected is based on consideration of the risks inherent in the investment and market rates of return available from alternative investments of similar type and quality as of the valuation date. The guideline public company method is used for the market approach. The approach provides an estimate of value using multiples of earnings derived from the market values of publicly traded companies in the cable and wire industry. In addition to the selection of guideline companies, the market approach includes an analysis of the Company’s financial and operating performance, risk, profitability, and growth as compared to the reporting unit.
As noted, our annual impairment test for both goodwill and indefinite lived intangibles assets indicated there was no impairment. While the Company believes that the assumptions and estimates utilized in the testing are appropriate, multiples of earnings, future changes in judgments, assumptions and estimates that are used in our annual impairment testing, including discount and tax rates, future cash flow projections, or the Company’s stock price, could result in significantly different estimates of fair value. For the 2011 impairment analysis, the Company used a discount rate of 12% and a residual growth rate of 5%. For the 2010 impairment analysis, the Company used a discount rate of 10% and a residual growth rate of 4.5%. The increase to the discount rate is primarily attributable to revisions in the methodology as opposed to changes in the business or economic fundamentals impacting the reporting unit. The primary change involved the inclusion of a country risk premium of about 2% to account for the political and economic risks in the countries where PDIC operates. The increase in the residual growth rate utilized in the 2011 impairment analysis is due to higher expected long-term GDP growth for countries in which the reporting unit operates. As noted, changes in these estimates and assumptions could materially affect the results of Step 1 of the goodwill impairment tests. For example, an increase in the discount rate or a decrease in the residual growth rate of 100 basis points would result in a decrease to the fair value of $73 million and $31 million, respectively. The fair value would still exceed the carrying value if these changes were made when employing an income and market-based approach. Overall, a decrease of 5% in the estimated fair value of any of the Company’s reporting units would not result in an impairment. At December 31, 2011, the Company's market capitalization is less than the Company's net assets but consistent with the market capitalization at the goodwill impairment testing performed as of October 31, 2011; therefore, no additional impairment indicators were noted.

Share-Based Compensation
There are certain employees with various forms of share-based payment awards for which the Company recognizes compensation costs for these awards based on their fair values. The fair values of certain awards are estimated on the grant date using the Black-Scholes option pricing formula, which incorporates certain assumptions regarding the expected term of an award and expected stock price volatility. The Company will develop the expected term assumptions based on the vesting period and contractual term of an award, historical exercise and post-vesting cancellation experience, stock price history, plan provisions that require exercise or cancellation of awards after employees terminate, and the extent to which currently available information indicates that the future is reasonably expected to differ from past experience. The Company develops the expected volatility assumptions based on the monthly historical price data from the Company’s common stock and other economic data trended into future years. After calculating the aggregate fair value of an award, the Company uses an estimated forfeiture rate to discount the amount of share-based compensation costs to be recognized in the operating results over the service period of the award. The Company develops the forfeiture assumption based on its historical pre-vesting cancellation experience. Key assumptions are described in further detail in Footnote 14 - Share-Based Compensation.
New Accounting Standards
A discussion of recently issued accounting pronouncements is described in Footnote 2 - Summary of Significant Accounting Policies, in Item 8 - Financial Statements and Supplementary Data of this Report, and we incorporate such discussion in this MD&A by reference and make it a part hereof.
Venezuelan Operations

On January 8, 2010, the Venezuelan government announced the devaluation of its currency, the BsF, and established a two-tier foreign exchange structure. The official exchange rate for essential goods (food, medicine and other essential goods) was adjusted from 2.15 BsF per U.S. dollar to 2.60 BsF per U.S. dollar. The official exchange rate for non-essential goods was adjusted from 2.15 BsF per U.S. dollar to 4.30 BsF per U.S. dollar. The Company remeasures the financial statements of its Venezuelan subsidiary at the rate at which the Company expects to remit dividends, which is 4.30 BsF per U.S. dollar. Due to the impact of the devaluation of its currency by the Venezuelan government, the Company recorded a pre-tax charge of $29.8 million in the first quarter of 2010 related to the remeasurement of the local balance sheet on the date of the devaluation at the official non-essential rate.

Effective January 1, 2011, the Central Bank of Venezuela and the Ministry of Finance published an amendment to Convenio Cambiario No. 14 (the Exchange Law), whereby the official exchange rate was set at 4.30 BsF per U.S. dollar, eliminating the 2.60 BsF per U.S. dollar rate previously established for essential goods in the first quarter of 2010. Thereafter, the Company can only import copper at the 4.30 BsF per U.S. dollar rate. In the year ended December 31, 2011, the Company purchased 19.1 million pounds of copper at the 4.30 BsF per U.S. dollar rate recording no foreign currency gains or losses. In the second quarter of 2010, the Company received authorization to purchase dollars to import copper at the official exchange rate for essential goods of 2.60 BsF per U.S. dollar. The Company recorded $16.6 million in foreign exchange gains related to transactions completed at the 2.60 BsF per U.S. dollar essential rate. Copper imports prior to the approval were imported at the parallel rate of about 6.88 BsF per U.S. dollar, which was closed on June 9, 2010. In 2010, the Company recorded $10.7 million in foreign exchange losses related to copper imports at this parallel rate.

At December 31, 2011 and 2010, the Company’s total assets in Venezuela were $286.4 million and $225.2 million and total liabilities were $65.9 million and $36.2 million, respectively. At December 31, 2011 and 2010, included within total assets were BsF denominated monetary assets of $138.3 million and $88.9 million, which consisted primarily of $92.9 million and $50.9 million of cash, and $42.2 million and $35.6 million of accounts receivable, respectively. At December 31, 2011 and 2010, included within total liabilities were BsF denominated monetary liabilities of $31.1 million and $26.3 million, which consisted primarily of accounts payable and other accruals. All monetary assets and liabilities were remeasured at 4.30 BsF per U.S. dollar at December 31, 2011.
Sales in Venezuela were 4% and 3% of our consolidated net sales for the year ended December 31, 2011 and 2010, respectively. Operating income in Venezuela was 17% and 16% of our consolidated operating income for the year ended December 31, 2011 and 2010, respectively. For the year ended December 31, 2011, Venezuela’s sales and cost of goods sold were approximately 92% and 30% BsF denominated and approximately 8% and 70% U.S. dollar denominated, respectively. For the year ended December 31, 2010, Venezuela’s sales and cost of goods sold were approximately 87% and 29% BsF denominated and approximately 13% and 71% U.S. dollar denominated, respectively. A 10% increase (decrease) in the official exchange rate would decrease (increase) Venezuela’s sales and cost of goods sold on an annual basis by approximately $17.9 million and approximately $4.5 million, respectively.

During the years ended December 31, 2011 and 2010, the Company settled $62.8 million and $62.1 million of U.S. dollar denominated intercompany payables and accounts payable in Venezuela, respectively. For the year ended December 31, 2011, all transactions were settled at the 4.30 BsF per U.S. dollar rate. For the year ended December 31, 2010, approximately 68% was settled at the essential rate of 2.60 BsF per U.S. dollar and 32% was settled at the parallel rate which averaged 6.88 BsF per U.S. dollar between January 1, 2010 and June 8, 2010, the legal period of operation. At December 31, 2011, $34.6 million of requests of U.S. dollars to settle U.S. dollar denominated liabilities remained pending with CADIVI, which we expect will be settled at the 4.30 BsF per U.S. dollar rate. Approximately $5.9 million of the requested settlements are current, $15.4 million have been pending up to 30 days and $12.7 million have pending over 30 days and $0.6 million have been pending over one year. Currency exchange controls in Venezuela continue to limit our ability to remit funds from Venezuela. We do not consider the net assets of Venezuela to be integral to our ability to service our debt and operational requirements.

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
The Company has entered into interest rate swaps on the Company’s Spanish Term Loans, as discussed in Footnote 9 - Long-Term Debt. As of December 31, 2011, the Spanish Term Loans related interest rate swaps have a notional value of $32.1 million which provides for a fixed interest rate of 4.2%, 4.58%, 4.48% for the term loans maturing in February, April and June of 2013 and a fixed interest rate of 1.54% for the term loan maturing in August 2014. The Company does not provide or receive any collateral specifically for these contracts. The fair value of these financial derivatives which are designated as and qualify as cash flow hedges are based on quoted market prices which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments.
At December 31, 2011 and 2010, the net unrealized (gain)/loss on interest rate derivatives and the related carrying value was $0.6 million and $1.8 million, respectively. A 10% decline in the variable rate would have an immaterial effect on the unrealized gain in 2011. All interest rate derivatives are marked-to-market with changes in the fair value of qualifying cash flow hedges recorded as other comprehensive income.
Raw Material Price Risk
The costs of copper and aluminum, the most significant raw materials we use, have been subject to considerable volatility caused by supply conditions, weather, political and economic variables as well as other unknown and unpredictable variables. During the past few years, global copper prices have established average record highs as demonstrated in Item 1 - Business – Raw Materials Sources and Availability. This copper and aluminum price volatility is representative of all reportable segments. In addition, the Company has historically experienced volatility on raw materials other than copper and aluminum used in cable manufacturing, such as insulating compounds, steel and wood reels, freight costs and energy costs. Generally, the Company attempts to adjust selling prices in most of its markets in order to offset the impact of this raw material price and other cost volatility on reported earnings. The Company’s ability to execute and ultimately realize price adjustments is influenced by competitive conditions in its markets, including manufacturing capacity utilization.

The Company enters into commodity instruments to hedge the purchase of copper, aluminum as well as other raw materials in future periods. Principal transactions hedged during the year were firm sales and purchase commitments. The Company accounts for these commodity instruments as cash flow or economic hedges. Changes in the fair value of derivatives that are designated as cash flow hedges are recorded in other comprehensive income and reclassified to cost of sales when the effects of the items being hedged are realized. Changes in the fair value of economic hedges are recognized in current period earnings in other income (expense).
At December 31, 2011 and 2010, the Company had an unrealized (gain)/loss of $10.2 million and $(30.6) million, respectively, on the commodity futures. A 10% decline in the price of copper and aluminum would result in a decrease in the fair value of

$32.8 million in 2011. As of December 31, 2011 there were contracts held by the Company that required $0.7 million in collateral to secure the Company's derivative liability positions.

In addition, the Company enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At December 31, 2011 and 2010, the Company had $36.3 million and $30.8 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At December 31, 2011 and 2010, the Company had an unrealized gain (loss) of $(1.0) million and $4.8 million, respectively, related to these transactions. The Company expects the unrealized gains under these agreements to offset firm sales price commitments with customers.
Foreign Currency Exchange Rate Risk
The Company operates in multiple countries throughout the globe; therefore, the Company is exposed to fluctuations in foreign currency exchange rate. The Company is exposed to transactional foreign currency risk, the risk when transactions not denominated in the functional currency in which the Company operates are revalued. The Company enters into foreign currency exchange contracts principally to hedge the currency fluctuations in certain transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. Principal transactions hedged during the year were firm sales and purchase commitments. The fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.

We account for these foreign currency exchange contracts as cash flow or economic hedges. Changes in the fair value of derivatives that are designated as cash flow hedges are recorded in other comprehensive income and reclassified to the other income (expense) when the effects of the items being hedged are realized. Changes in the fair value of economic hedges are recognized in current period earnings in other income (expense). At December 31, 2011 and 2010, the net unrealized (gain)/loss on the net foreign currency contracts were $0.7 million and $1.7 million, respectively. A 10% decline in the exchange rate for these currencies would result in a decrease in the fair value of $24.4 million in 2011.
In addition, to mitigate these risks, the Company believes it is appropriate to finance those operations with borrowings denominated in the local currency to the extent practicable where debt financing is desirable or necessary. Considerations which influence the amount of such borrowings include long- and short-term business plans, tax implications, and the availability of borrowings with acceptable interest rates and terms. In those countries where the local currency is the designated functional currency, this strategy mitigates the risk of reported losses or gains in the event the foreign currency strengthens or weakens against the U.S. dollar.
The Company also has exposure to foreign currency exchange risk when the results of its international operating units are translated from the local currency into the U.S. dollar. At December 31, 2011 and 2010, the accumulated other comprehensive income (loss) account included in the total equity section of the Consolidated Balance Sheet included a cumulative translation gain (loss) of $(12.0) million and $53.5 million, respectively. A 10% percent increase in the value of the US dollar relative to foreign currencies would increase the cumulative translation loss resulting in a cumulative translation loss of approximately $169.4 million in 2011. This sensitivity analysis is inherently limited as it assumes that rates of multiple foreign currencies will always move in the same direction relative to the value of the U.S. dollar.
Uncertainty in the global market conditions has resulted in, and may continue to cause, significant volatility in foreign currency exchange rates which could increase these risks, particularly in the Company’s emerging or developing markets within its ROW segment, which have historically been subject to considerable foreign currency exchange rate volatility, particularly in Venezuela. See the “Venezuelan Operations” discussion for further detail.
Fair Value of Designated Derivatives
Unrealized gains and losses on the designated cash flow hedge financial instruments identified above are recorded in other comprehensive income (loss) until the underlying transaction occurs and is recorded in the consolidated statement of operations at which point such amounts included in other comprehensive income (loss) are recognized in earnings. This recognition generally will occur over periods of less than one year. During the years ended December 31, 2011 and 2010, a pre-tax gain (loss) of $14.7 million and $(20.7) million, respectively, were reclassified from accumulated other comprehensive income to the consolidated statement of operations. A pre-tax gain (loss) of $(4.7) million is expected to be reclassified into earnings from other comprehensive income during 2012.

The notional amounts and fair values of these designated cash flow financial instruments at December 31, 2011 and 2010 are shown below (in millions). The net carrying amount of the designated cash flow hedge financial instruments was a net asset (liability) of $(11.5) million and $27.1 million at December 31, 2011 and 2010, respectively.

	2011		2010
	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash flow hedges:
Interest rate swaps	$32.1	$(0.6)	$57.8	$(1.8)
Commodity futures	216.1	(10.2)	164.6	30.6
Foreign currency forward exchange	55.4	(0.7)	115.2	(1.7)
		$(11.5)		$27.1

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2011.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such item is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2011, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this process, management concluded that internal control over financial reporting was effective as of December 31, 2011.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting, as such item is defined in Exchange Act Rules 13a — 15(f) and 15d — 15(f), during the most recently completed fiscal quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
Deloitte & Touche LLP, an independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K, has issued an attestation report on Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
General Cable Corporation
Highland Heights, KY
We have audited the internal control over financial reporting of General Cable Corporation and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated February 23, 2012 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Cincinnati, Ohio
February 23, 2012

ITEM 9B.	OTHER INFORMATION
None.

PART III.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
See the information on the Company’s Executive Officers in Item 1 - Business – Executive Officers of the Registrant. Except as set forth in Item 1 - Business, the additional information required by this item, including information on the Directors of the Company, is included in the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 2011, and is incorporated herein by reference.
At the 2011 Annual Meeting of Shareholders, General Cable’s shareholders approved the amendment to the Amended and Restated Certificate of Incorporation that provides for the annual election of the Company’s Board of Directors for directors’ upon the expiration of remaining current terms for the Class II and Class III Directors, respectively, and until their successors are elected and qualified or until their earlier resignation or removal. At the 2012 Annual Meeting of Shareholders, the Company's Board of Directors will become fully declassified and all of the Company's current directors will stand for election.
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
On February 25, 2011, the Company submitted its Annual Chief Executive Officer Certification to the New York Stock Exchange as required by Section 303A.12 (a) of the New York Stock Exchange Listed Company Manual.
The Chief Executive Officer and Chief Financial Officer Certifications required under Section 302 of the Sarbanes-Oxley Act are filed as exhibits to the Company’s Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is included in the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 2011, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
A description of General Cable’s equity compensation plans is set forth in Footnote 14 - Share-Based Compensation. The following table sets forth information about General Cable’s equity compensation plans as of December 31, 2011 (in thousands, except per share price):

	Number of securities to be issued upon exercise of outstanding options (1)	Weighted-Average exercise price of outstanding Options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Shareholder approved plans:
1997 Stock Incentive Plan (2)	85.6	$11.11	297.9
2005 Stock Incentive Plan	1,425.1	34.91	3,194.0
Non-shareholder approved plans:
2000 Stock Option Plan (2)	42.8	10.42	291.1
Total	1,553.5	$32.93	3,783.0

(1)	Excludes restricted stock shares of 373,060 and restricted stock units of 413,649 awarded and outstanding from the 2005 Plan through December 31, 2011.

(2)	No new awards were issued under these plans since May 10, 2005.
Other information required by this item is included in the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 2011, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this item is included in the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 2011, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is included in the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 2011, and is incorporated herein by reference.

PART IV.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) Documents filed as part of the Form 10-K:

1. Consolidated Financial Statements are included in Part II, Item 8 - Financial Statements and Supplementary Data.

2. Financial Statement Schedule filed herewith for 2011, 2010 and 2009:

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

General Cable Corporation

Signed:	February 23, 2012	By:	/s/ GREGORY B. KENNY
Gregory B. Kenny
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ GREGORY B. KENNY	President, Chief Executive Officer and Director	February 23, 2012
Gregory B. Kenny	(Principal Executive Officer)

/s/ ROBERT J. SIVERD	Executive Vice President, General	February 23, 2012
Robert J. Siverd	Counsel and Secretary

/s/ BRIAN J. ROBINSON	Executive Vice President,	February 23, 2012
Brian J. Robinson	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ JOHN E. WELSH, III	Non-executive Chairman and Director	February 23, 2012
John E. Welsh, III

/s/ GREGORY E. LAWTON	Director	February 23, 2012
Gregory E. Lawton

/s/ CHARLES G. MCCLURE, JR.	Director	February 23, 2012
Charles G. McClure, Jr.

/s/ CRAIG P. OMTVEDT	Director	February 23, 2012
Craig P. Omtvedt

/s/ PATRICK M. PREVOST	Director	February 23, 2012
Patrick M. Prevost

/s/ ROBERT L. SMIALEK	Director	February 23, 2012
Robert L. Smialek

Exhibit Index

Exhibit Number	Description
2.1
Share Purchase Agreement among Grupo General Cable Sistemas, S.A., Safran SA, and Sagem Communications, dated as of November 18, 2005 (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 22, 2005).

2.2
Stock Purchase Agreement, dated as of September 12, 2007, by and among Freeport-McMoRan Copper & Gold Inc., Phelps Dodge Corporation, Phelps Dodge Industries, Inc., Habirshaw Cable and Wire Corporation and General Cable Corporation (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 12, 2007).

2.2.1
Letter Agreement, dated October 29, 2007, to the Stock Purchase Agreement, dated as of September 12, 2007, by and among Freeport-McMoRan Copper & Gold Inc., Phelps Dodge Corporation, Phelps Dodge Industries, Inc., Habirshaw Cable and Wire Corporation and General Cable Corporation (incorporated by reference to Exhibit 10.109 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2007).

3.1
Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 14, 2010).

3.2
Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 26, 2010).

4.1
Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4 (File No. 333-162688) filed with the Securities and Exchange Commission on October 27, 2009).

4.2
Certificate of Designations for the Company’s 5.75% Series A Redeemable Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2003).

4.3
Indenture for the 0.875% Convertible Notes Due 2013 dated as of November 15, 2006 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 16, 2006).

4.3.1
First Supplemental Indenture for the 0.875% Convertible Notes Due 2013 dated as of October 31, 2007(incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 1, 2007).

4.3.2
Second Supplemental Indenture for the 0.875% Convertible Notes Due 2013 dated as of April 18, 2008 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 21, 2008).

4.3.3
Third Supplemental Indenture for the 0.875% Convertible Notes Due 2013 dated as of September 2, 2009 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 3, 2009).

4.4
Indenture for the 7.125% Senior Fixed Rate Notes due 2017 and Senior Floating Rate Notes due 2015 dated as of March 21, 2007, among the Company, certain guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 22, 2007).

4.4.1
First Supplemental Indenture for the 7.125% Senior Fixed Rate Notes due 2017 and the Senior Floating Rate Notes due 2015 dated as of October 31, 2007(incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 1, 2007).

4.4.2
Second Supplemental Indenture for the 7.125% Senior Fixed Rate Notes due 2017 and the Senior Floating Rate Notes due 2015 dated as of April 18, 2008 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 21, 2008).

4.4.3
Third Supplemental Indenture for the 7.125% Senior Fixed Rate Notes due 2017 and the Senior Floating Rate Notes due 2015 dated as of September 2, 2009 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 3, 2009).

4.5
Indenture for the 1.00% Senior Convertible Notes due 2012, dated October 2, 2007, by and among General Cable Corporation, the subsidiary guarantors named therein, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 2, 2007).

4.5.1
First Supplemental Indenture for the 1.00% Senior Convertible Notes due 2012 dated as of October 31, 2007(incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 1, 2007).

4.5.2
Second Supplemental Indenture for the1.00% Senior Convertible Notes due 2012 dated as of April 18, 2008 ((incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 21, 2008).

4.5.3
Third Supplemental Indenture for the 1.00% Senior Convertible Notes due 2012 dated as of September 2, 2009 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 3, 2009).

4.6
Subordinated Convertible Note Indenture, dated as of December 18, 2009, for the Subordinated Convertible Notes due 2029, by and between General Cable Corporation and U.S. Bank National Association and Form of Note (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 21, 2009).

10.1*
General Cable Corporation 2008 Annual Incentive Plan, amended and restated as of February 3, 2010 (incorporated by reference to Exhibit 10.3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.2*
General Cable Corporation 1997 Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.2.1
Form of Grant Agreement pursuant to the General Cable Corporation 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.67 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2004).

10.3*
General Cable Corporation 2000 Stock Option Plan, amended and restated as of July 30, 2002 (incorporated by reference to Exhibit 10.55 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.3.1
Form of Grant Agreement pursuant to the General Cable Corporation 2000 Stock Option Plan (incorporated by reference to Exhibit 10.68 of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2004).

10.4*
General Cable Corporation Deferred Compensation Plan (Amended and Restated Effective January 1, 2008) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 15, 2007).

10.5*
General Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 16, 2005).

10.5.1
Form of Nonqualified Stock Option Agreement pursuant to the General Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 19, 2011).

10.5.2
Form of the Performance-Based Stock Unit Agreement pursuant to the General Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 19, 2011).

10.5.3
Form of the Restricted Stock Agreement pursuant to the General Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 19, 2011).

10.6*
General Cable Corporation Executive Officer Severance Benefit Plan effective January 1, 2008 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 21, 2007).

10.7(†)
Third Amended and Restated Credit Agreement, dated as of October 31, 2007, by and among General Cable Industries, Inc., as Borrower, the Company and those certain other subsidiaries of the Company party thereto, as Guarantors, the Issuing Banks, the Lenders and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent for the Lenders, Collateral Agent and Security Trustee (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2008 filed with the Securities and Exchange Commission on December 7, 2009).

10.7.1
First Amendment to Third Amended and Restated Credit Agreement, effective as of April 28, 2008, by and among General Cable Industries, Inc., as borrower, the Company and those certain other subsidiaries of the Company party thereto, as guarantors, the issuing banks, the lenders and GE Business Financial Services Inc., as administrative agent for the lenders, collateral agent and security trustee (incorporated by reference to Exhibit 99.4 of the Company’s Registration Statement on Form S-4 (File No. 333-162688) filed with the Securities and Exchange Commission on October 27, 2009).

10.7.2
Second Amendment to Third Amended and Restated Credit Agreement, effective as of October 26, 2009, by and among General Cable Industries, Inc., as borrower, the Company and those certain other subsidiaries of the Company party thereto, as guarantors, the issuing banks, the lenders and GE Business Financial Services Inc., as administrative agent for the lenders, collateral agent and security trustee (incorporated by reference to Exhibit 99.5 of the Company’s Registration Statement on Form S-4 (File No. 333-162688) filed with the Securities and Exchange Commission on October 27, 2009).

10.7.3
Joinder Agreement, between the Additional Guarantor and GE Business Financial Services Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 21, 2008).

10.7.4
Joinder Agreement between new guarantor s and GE Business Financial Services Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 3, 2009).

10.8
Form of Intercompany Agreement among Wassall PLC, Wassall Netherlands Cable V.B. and the Company (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (File No. 333-22961) (the “Initial S-1”).

10.9	Stock Purchase Agreement dated May 13, 1997, among Wassall PLC, General Cable Industries Inc. and the Company (incorporated by reference to Exhibit 10.15 of the Initial S-1).
10.10
Share Purchase Agreement between General Cable Corporation and Pirelli Cavi E Sistemi S.p.A. dated February 9, 2000 (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.11
Asset Purchase Agreement between Southwire Company and General Cable Industries, Inc. and General Cable Corporation dated as of September 5, 2001 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).

10.12
Agreement for Convertible Note Hedges dated November 9, 2006, between the Company and Merrill Lynch (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 16, 2006).

10.13
Agreement for Convertible Note Hedges dated November 9, 2006 between the Company and Credit Suisse (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 16, 2006).

10.14
Agreement for Convertible Note Hedges dated November 9, 2006 between the Company and Wachovia (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 16, 2006).

10.15
Agreement for Warrant Transactions dated November 9, 2006 between the Company and Merrill Lynch (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 16, 2006).

10.16
Agreement for Warrant Transactions dated November 9, 2006 between the Company and Credit Suisse (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 16, 2006).

10.17
Agreement for Warrant Transactions dated November 9, 2006 between the Company and Wachovia (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 16, 2006).

10.18
Agreement for Convertible Note Hedges dated November 15, 2006 between the Company and Merrill Lynch (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 16, 2006).

10.19
Agreement for Convertible Note Hedges dated November 15, 2006 between the Company and Credit Suisse (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 16, 2006).

10.2
Agreement for Convertible Note Hedges dated November 15, 2006 between the Company and Wachovia (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 16, 2006).

10.21
Agreement for Warrant Transactions dated November 15, 2006 between the Company and Merrill Lynch (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 16, 2006).

10.22
Agreement for Warrant Transactions dated November 15, 2006 between the Company and Credit Suisse (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 16, 2006).

10.23
Agreement for Warrant Transactions dated November 15, 2006 between the Company and Wachovia (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 16, 2006).

10.24*
Termination Agreement, dated as of December 19, 2007, between the Company and Gregory B. Kenny (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 21, 2007).

10.25*
Termination Agreement, dated as of December 19, 2007, between the Company and Robert J. Siverd (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 21, 2007).

10.26*
Novation Agreement, dated as of December 19, 2007, between the Company and Brian J. Robinson (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 21, 2007).

10.27**
General Cable adopted a written trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended. The Company implemented this written trading plan in connection with its share repurchase program, which was authorized by the Company’s Board of Directors and announced on October 31, 2011.

10.28(††)
Credit Agreement, dated as of July 21, 2011, by and among General Cable Industries, Inc., as borrower, General Cable Company, as Canadian borrower, the Company and those certain other U.S. and Canadian subsidiaries of the Company party thereto as guarantors, the several lenders and financial institutions party thereto and JP Morgan Chase as administrative agent for the lenders. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

12.1**	Computation of Ratio of Earnings to Fixed Charges.
21.1**	List of Subsidiaries of General Cable.
23.1**	Consent of Deloitte & Touche LLP.
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14.
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14.
32.1**	Certification pursuant to 18 U.S.C. §1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

*	Management contract or compensatory plan.

**	Filed herewith.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
General Cable Corporation
Highland Heights. KY

We have audited the accompanying consolidated balance sheets of General Cable Corporation and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in total equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also include the financial statement schedule listed in Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Cable Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Cincinnati, Ohio
February 23, 2012

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(in millions, except per share data)

	Year Ended
	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009
Net sales	$5,866.7	$4,864.9	$4,385.2
Cost of sales	5,241.1	4,310.9	3,865.7
Gross profit	625.6	554.0	519.5
Selling, general and administrative expenses	377.6	331.6	339.6
Operating income	248.0	222.4	179.9
Other income (expense)	(31.7)	(28.1)	7.0
Interest income (expense):
Interest expense	(99.2)	(77.0)	(86.6)
Interest income	7.7	5.4	3.6
Loss on extinguishment of debt	—	—	(7.6)
	(91.5)	(71.6)	(90.6)
Income before income taxes	124.8	122.7	96.3
Income tax provision	(42.5)	(47.2)	(32.7)
Equity in net earnings of affiliated companies	2.9	1.4	0.9
Net income including noncontrolling interest	85.2	76.9	64.5
Less: preferred stock dividends	0.3	0.3	0.3
Less: net income attributable to noncontrolling interest	1.1	7.4	7.9
Net income attributable to Company common shareholders	$83.8	$69.2	$56.3
EPS
Earnings per common share-basic	$1.61	$1.33	$1.08
Weighted average common shares-basic	51.9	52.1	52.0
Earnings per common share-assuming dilution	$1.57	$1.31	$1.07
Weighted average common shares-assuming dilution	53.7	53.1	52.8
See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except share data)

	Dec 31, 2011	Dec 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$434.1	$458.7
Receivables, net of allowances of $17.2 million in 2011 and $21.1 million in 2010	1,080.9	1,067.0
Inventories	1,228.7	1,118.9
Deferred income taxes	43.4	39.8
Prepaid expenses and other	100.0	121.3
Total current assets	2,887.1	2,805.7
Property, plant and equipment, net	1,028.6	1,039.6
Deferred income taxes	18.6	11.3
Goodwill	164.9	174.9
Intangible assets, net	181.6	199.6
Unconsolidated affiliated companies	18.6	17.3
Other non-current assets	71.0	79.3
Total assets	$4,370.4	$4,327.7
Liabilities and Total Equity
Current Liabilities:
Accounts payable	$946.5	$922.5
Accrued liabilities	420.0	376.7
Current portion of long-term debt	156.3	121.0
Total current liabilities	1,522.8	1,420.2
Long-term debt	892.6	864.5
Deferred income taxes	200.0	202.4
Other liabilities	243.1	235.3
Total liabilities	2,858.5	2,722.4
Commitments and Contingencies
Total Equity:
Redeemable convertible preferred stock, at redemption value (liquidation preference of $50.00 per share):
Shares outstanding — 76,002 in 2011 and 76,202 in 2010	3.8	3.8
Common stock, $0.01 par value, issued and outstanding shares:
2011 — 49,697,763 (net of 8,758,267 treasury shares) 2010 — 52,116,390 (net of 6,211,854 treasury shares)	0.6	0.6
Additional paid-in capital	666.7	652.8
Treasury stock	(136.5)	(74.0)
Retained earnings	959.1	875.3
Accumulated other comprehensive income (loss)	(95.1)	23.5
Total Company shareholders’ equity	1,398.6	1,482.0
Noncontrolling interest	113.3	123.3
Total equity	1,511.9	1,605.3
Total liabilities and equity	$4,370.4	$4,327.7
See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in millions)

	Year Ended
	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009
Cash flows of operating activities:
Net income including noncontrolling interest	$85.2	$76.9	$64.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	111.4	101.3	101.7
Amortization on restricted stock awards	3.4	4.2	4.1
Foreign currency exchange (gain) loss	12.8	21.9	(7.0)
Loss on extinguishment of debt	—	—	7.6
Convertible debt instruments noncash interest charges	20.7	19.2	38.9
Deferred income taxes	8.7	21.6	(55.6)
Excess tax (benefits) deficiencies from stock-based compensation	(1.0)	0.1	(0.7)
(Gain) loss on disposal of property	(2.6)	(2.1)	3.0
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in receivables	(56.6)	(95.0)	169.2
(Increase) decrease in inventories	(148.8)	(170.8)	236.0
(Increase) decrease in other assets	(0.4)	(34.6)	—
Increase (decrease) in accounts payable, accrued and other liabilities	64.5	156.2	(15.4)
Net cash flows of operating activities	97.3	98.9	546.3
Cash flows of investing activities:
Capital expenditures	(121.8)	(116.4)	(143.6)
Proceeds from properties sold	6.5	9.1	1.0
Acquisitions, net of cash acquired	—	(30.6)	(13.7)
Other	1.1	4.1	(3.8)
Net cash flows of investing activities	(114.2)	(133.8)	(160.1)
Cash flows of financing activities:
Preferred stock dividends paid	(0.3)	(0.3)	(0.3)
Excess tax benefits (deficiencies) from stock-based compensation	1.0	(0.1)	0.7
Proceeds from other debt	1,891.4	752.2	1,233.0
Repayments of other debt	(1,835.8)	(710.6)	(1,393.0)
Payment of deferred financing fees	—	—	(14.5)
Dividends paid to non-controlling interest	(3.8)	(4.3)	—
Repurchase of common shares	(62.5)	—	—
Proceeds from exercise of stock options	1.5	0.4	0.4
Net cash flows of financing activities	(8.5)	37.3	(173.7)
Effect of exchange rate changes on cash and cash equivalents	0.8	(43.1)	4.3
Increase (decrease) in cash and cash equivalents	(24.6)	(40.7)	216.8
Cash and cash equivalents — beginning of period	458.7	499.4	282.6
Cash and cash equivalents — end of period	$434.1	$458.7	$499.4
Supplemental Information
Cash paid during the period for:
Income tax payments	$33.5	$75.3	$38.6
Interest paid	$63.2	$44.0	$49.4
Non-cash investing and financing activities:
Capital lease obligations for new equipment	$—	$—	$6.9
Capital expenditures included in accounts payable	$40.1	$34.7	$36.4
See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Total Equity

(dollars in millions, share amounts in thousands)

		General Cable Total Equity
	Total	Preferred Stock		Common Stock		Add’l Paid in	Treasury	Retained	Accumulated Other Comprehensive	Total GCC	Noncontrolling
	Equity	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Income/(Loss)	Equity	Interest (2)
Balance, December 31, 2008	$1,140.6	76	$3.8	51,774	$0.6	$486.6	$(71.9)	$749.7	$(149.3)	$1,019.5	$121.1
Comprehensive income:
Net income including noncontrolling interest	64.5							56.6		56.6	7.9
Foreign currency translation adj.	75.4								63.1	63.1	12.3
Gain on defined benefit plans adjustments, net of taxes of $9.4 million	12.8								13.6	13.6	(0.8)
Company deferred stock held in rabbi trust gain, net of $0.1 million tax expense	5.9								5.9	5.9
Gain on change in fair value of financial instruments, net of taxes of $37.3 million	61.3								57.8	57.8	3.5
Comprehensive income	219.9									197.0	22.9
Preferred stock dividend	(0.3)							(0.3)		(0.3)
Issuance of nonvested shares				156
Stock option and RSU expense	6.8					6.8				6.8
Exercise of stock options	0.4			65	—	0.4				0.4
Treasury shares related to nonvested stock vesting	(0.3)			(14)			(0.3)			(0.3)
Amortization of nonvested shares	4.1					4.1				4.1
Excess tax benefits from stock-based Compensation	0.7					0.7				0.7
Extinguishment 1.0% Senior Convertible Notes	(11.0)					(11.0)				(11.0)
Issuance Subordinated Convertible Notes	149.5					149.5				149.5
Other	(0.6)			27	—		(0.7)	0.1		(0.6)
Balance, December 31, 2009	$1,509.8	76	$3.8	52,008	$0.6	$637.1	$(72.9)	$806.1	$(8.9)	$1,365.8	$144.0
Comprehensive income:
Net income including noncontrolling interest	76.9							69.5		69.5	7.4
Foreign currency translation adj.	(6.7)								12.5	12.5	(19.2)
Loss on defined benefit plans adjustments net of taxes of $0.6 million	(2.3)								(2.3)	(2.3)
Gain on change in fair value of financial instruments, net of taxes of $8.4 million	21.5								22.2	22.2	(0.7)
Comprehensive income	89.4									101.9	(12.5)
Preferred stock dividend	(0.3)							(0.3)		(0.3)
Issuance of nonvested shares				109
Stock option and RSU expense	5.1					5.1				5.1
Exercise of stock options	0.4			33	—	0.4				0.4
Treasury shares related to nonvested stock vesting	(0.6)			(20)			(0.6)			(0.6)
Amortization of nonvested shares	4.2					4.2				4.2

		General Cable Total Equity
	Total	Preferred Stock		Common Stock		Add’l Paid in	Treasury	Retained	Accumulated Other Comprehensive	Total GCC	Noncontrolling
	Equity	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Income/(Loss)	Equity	Interest (2)
Excess tax benefits (deficiencies) from stock-based compensation	(0.1)					(0.1)				(0.1)
Dividends paid to non-controlling interest	(4.3)										(4.3)
Other	1.7			(14)	—	6.1	(0.5)			5.6	(3.9)
Balance, December 31, 2010	$1,605.3	76	$3.8	52,116	$0.6	$652.8	$(74.0)	$875.3	$23.5	$1,482.0	$123.3
Comprehensive income:
Net income including noncontrolling interest	85.2							84.1		84.1	1.1
Foreign currency translation adj.	(69.0)								(65.5)	(65.5)	(3.5)
Loss on defined benefit plans adjustments net of taxes of $12.2 million	(18.0)								(15.6)	(15.6)	(2.4)
Loss on change in fair value of financial instruments, net of taxes of $8.2 million	(37.6)								(37.5)	(37.5)	(0.1)
Comprehensive income	(39.4)									(34.5)	(4.9)
Preferred stock dividend	(0.3)							(0.3)		(0.3)
Issuance of nonvested shares				—
Stock option and RSU expense	8.3					8.3				8.3
Exercise of stock options	1.5			122	—	1.5				1.5
Treasury shares related to nonvested stock vesting	(0.5)			(13)			(0.5)			(0.5)
Amortization of nonvested shares	3.4					3.4				3.4
Excess tax benefits (deficiencies) from stock-based compensation	1.0					1.0				1.0
Dividends paid to non-controlling interest	(3.8)										(3.8)
Repurchase of common shares	(62.5)			(2,529)			(62.5)			(62.5)
Other	(1.1)			2	—	(0.3)	0.5			0.2	(1.3)
Balance, December 31, 2011	$1,511.9	76	$3.8	49,698	$0.6	$666.7	$(136.5)	$959.1	$(95.1)	$1,398.6	$113.3
See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. General
General Cable Corporation (the Company) is a global leader in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for use in the energy, industrial, construction, specialty and communications markets. The Company sells copper, aluminum and fiber optic wire and cable products worldwide. The Company’s operations are divided into three reportable segments: North America, Europe and Mediterranean and Rest of World (ROW) which consists of operations in Latin America, Sub-Saharan Africa, the Middle East and Asia Pacific. As of December 31, 2011, General Cable operated 47 manufacturing facilities, which includes 4 facilities owned by companies in which the Company has an equity investment, in 25 countries with regional distribution centers around the world in addition to the corporate headquarters in Highland Heights, Kentucky.

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
Revenue Recognition
The majority of the Company’s revenue is recognized when goods are shipped to the customer, title and risk of loss are transferred, pricing is fixed and determinable and collectability is reasonably assured. Most revenue transactions represent sales of inventory. A provision for payment discounts, product returns, warranty and customer rebates is estimated based upon historical experience and other relevant factors and is recorded within the same period that the revenue is recognized. A portion of the Company’s revenue consists of long-term product installation contract revenue that is recognized based on the percentage-of-completion method generally based on the cost-to-cost method if there are reasonably reliable estimates of total revenue, total cost, and the extent of progress toward completion; and there is an enforceable agreement between parties who can fulfill their contractual obligations. The Company reviews contract price and cost estimates periodically as the work progresses and reflects adjustments proportionate to the percentage-of-completion to income in the period when those estimates are revised. For these contracts, if a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full in the period when determined.
Stock-Based Compensation
The Company has various plans which provide for granting options and common stock to certain employees and independent directors of the Company and its subsidiaries. All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their fair values. The appropriate fair value model is used for valuing share-based payments and in determining the amortization method for the compensation cost for new awards, and to awards modified, repurchased or canceled after January 1, 2006. Information on General Cable’s equity compensation plans and additional information on compensation costs from stock-based compensation are described in Notes 13 and 14.

Earnings Per Share
Earnings per common share-basic is determined by dividing net income applicable to common shareholders by the weighted average number of common shares-basic outstanding. Earnings per common share-assuming dilution is computed based on the weighted average number of common shares-assuming dilution outstanding which gives effect (when dilutive) to stock options, other stock-based awards, the assumed conversion of the Company’s preferred stock, 1.00% Senior Convertible Notes and 0.875% Convertible Notes, Subordinated Convertible Notes, if applicable, and other potentially dilutive securities. Refer to discussion in Footnote 15 - Earnings Per Common Share.
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
Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. As of December 31, 2011, no access to cash is restricted at any of the Company’s subsidiaries due to capital requirements for certain guarantees provided for under various letters of credit stemming from recent local tax regulation changes. As of December 31, 2010 access to cash is restricted at one of the Company’s subsidiaries in the amount of $0.4 million due to capital requirements for certain guarantees provided for under various letters of credit stemming from recent local tax regulation changes.
Accounts Receivable
The accounts receivable balance is recorded at the stated amount, less allowances for doubtful accounts, price discounts, and returns. At the time of the sale and at each quarter, the Company evaluates the accounts receivable balance to determine a best estimate for doubtful accounts, price discounts, and returns. The Company reviews general historical trends in the account, customer overdue balances, high risk accounts that have been specifically identified based on historical and current customer patterns, contractual obligations, and current economic conditions to determine an estimate for these allowances.

Inventories

Effective January 1, 2010, the Company changed its method of accounting for its North American inventories and non-North American metal inventories from the LIFO method to the average cost method. Inventories valued using the LIFO method represented approximately 57% of total inventories as of December 31, 2009 prior to the change in method. The Company believes the change is preferable because the average cost method improves financial reporting by better matching sales and expenses, particularly during periods of metal and petrochemical price volatility or reductions in inventory quantities and enhances comparability with industry peers. The Company applied this change in accounting principle retrospectively to all prior periods presented herein in accordance with ASC 250 - Accounting Changes and Error Corrections. The Company converted its accounting systems on January 1, 2010, which effectively eliminated its LIFO pools prospectively.

As a result of the retrospective application of this change in accounting principle, certain amounts in the Company's year ended December 31, 2009 consolidated statement of operations were adjusted as presented below:

	Year Ended December 31, 2009
(in millions, except per share data)	As Originally Reported	Adjustments	As Adjusted
Cost of sales	$3,787.9	$77.8	$3,865.7
Operating income	257.7	(77.8)	179.9
Provision for income taxes	(58.4)	25.7	(32.7)
Net income including noncontrolling interest	116.6	(52.1)	64.5
Net income attributable to Company common shareholders	108.4	(52.1)	56.3
Earnings per common share - basic	2.08	(1.00)	1.08
Earnings per common share - assuming dilution	2.06	(0.99)	1.07

The consolidated statement of cash flows for the year ended December 31, 2009 was adjusted as presented below:

	Year Ended December 31, 2009
(in millions)	As Originally Reported	Adjustments	As Adjusted
Net income including noncontrolling interests	$116.6	$(52.1)	$64.5
Deferred income taxes	(29.9)	(25.7)	(55.6)
Inventory impairment charges	(34.6)	34.6	—
Increase in inventories	192.8	43.2	236.0
Net cash flows of operating activities	546.3	—	546.3

There was no impact to net cash flows of operating activities as a result of this change in accounting policy.
Approximately 82% of the Company's inventories are valued using the average cost method and all remaining inventories are valued using the first-in, first-out (FIFO) method. All inventories are stated at the lower of cost or market value.

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
As of December 31, 2011, the Company had $5.5 million of property, plant and equipment within other non-current assets recorded as assets held for sale.  Held for sale assets are measured at the lower of its carrying amount or fair value less cost to sell and depreciation is ceased.

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
The Company completed its latest annual impairment test as of October 31, 2011. Our impairment testing for goodwill and indefinite-lived intangibles is performed separately. It has been determined that no impairment existed. The Company evaluates goodwill at a reporting unit level for impairment. In Step 1 of the goodwill impairment test, the Company compared the fair value of the reporting unit to its carrying amount, including goodwill. To determine the fair value of the reporting unit, the Company employed an income and market-based approach with each being weighted equally. Under the income approach, the Company uses a discounted cash flow method to calculate the fair value based on the present value of estimated future cash flows. Assumptions used in the discounted cash flow method, such as forecasted operating results, expected growth rates, working capital needs, tax rates, and cost of capital, are based on the current market conditions and are consistent with internal management projections. The cost of capital rate selected is based on consideration of the risks inherent in the investment and market rates of return available from alternative investments of similar type and quality as of the valuation date. The guideline public company method is used for the market approach. The approach provides an estimate of value using multiples of earnings derived from the market values of publicly traded companies in the cable and wire industry. In addition to the selection of guideline companies, the market approach includes an analysis of the Company’s financial and operating performance, risk, profitability, and growth as compared to the reporting unit. Using the income and market approach the fair value of the reporting unit’s total assets exceeded the carrying value; therefore, no impairment was noted. A decrease of 5% in the estimated fair value of any of the Company’s reporting units would have no impact on the carrying value of goodwill.
As noted, our annual impairment test for both goodwill and indefinite lived intangibles assets indicated there was no impairment. However, future changes in judgments, assumptions and estimates that are used in our annual impairment testing, including discount and tax rates, future cash flow projections, or the long term growth rate could result in significantly different estimates of fair value; therefore, such changes could materially affect the financial statements in any given year.
Intangible assets that are not deemed to have an indefinite life, principally customer relationships, are amortized over their useful lives based on the expected economic benefit consistent with the historical customer attrition rates.
Restructuring Accruals
Over the last two years, the Company has incurred expenses as a result of cost management efforts in Europe. The expenses primarily relate to employee termination benefits that are payable under the severance plan. In 2011 and 2010, the Company incurred $5.3 million and $19.5 million in charges related to the substantial completion of negotiations with the works council of various operations in Europe to permanently reduce manufacturing personnel. The liability was recorded in accordance with ASC 450 - Contingencies; when it is probable that a liability has been incurred and the amount of such liability is reasonably estimable. Management estimates must be applied to determine when it is appropriate to record restructuring accruals as well as assumptions in calculating the restructuring accruals as employees could choose to voluntarily leave the Company forfeiting termination benefits. To the extent these assumptions and estimates change the Company could have future subsequent adjustments to the accrual balance.
Warranty Accruals
The Company provides service and product warranty policies on certain of its products. In accordance with ASC 450 - Contingencies, the Company accrues liabilities under service and warranty policies based upon specific claims and a review of historical warranty and service claim experience. Management estimates must be applied in determining the probability of specific claims as well as determining in the historical claims data will be indicative of future warranty claims. Adjustments are made to the accruals as claim data and historical experience change. In addition, the Company incurs discretionary costs to service its products in connection with product performance issues.
Long-Term Debt
In accordance with ASC 470 - Debt, convertible debt instruments that may be settled in cash or other assets, or partially in cash,

upon conversion, are separately accounted for as long-term debt and equity components (or conversion feature). The accounting applies to the Subordinated Convertible Notes, the 1.00% Senior Convertible Notes due 2012, and the 0.875% Convertible Notes due 2013. The debt component represents the Company’s contractual obligation to pay principal and interest and the equity component represents the Company’s option to convert the debt security into equity of the Company or the equivalent amount of cash. Upon issuance the Company allocated the debt component on the basis of the estimated fair value of an identical debt instrument that it would issue excluding the convertible option and the remaining proceeds are allocated to the equity component. The bifurcation of the debt and equity components resulted in a debt discount for each of the aforementioned notes. In accordance with ASC 470 - Debt, the Company uses the interest method to amortize the debt discount to interest expense over the amortization period which is the expected life of the debt.
Derivative Financial Instruments
It is the company’s policy that derivative transactions are executed only to manage exposures arising in the normal course of business and not for the purpose of creating speculative positions or trading. Derivative financial instruments are utilized to manage interest rate, commodity and foreign currency risk. General Cable does not hold or issue derivative financial instruments for trading purposes. ASC 815 - Derivatives and Hedging, as amended, requires that all derivatives be recorded on the balance sheet at fair value. Each derivative is designated as a cash flow hedge or remains undesignated. Changes in the fair value of derivatives that are designated and effective as cash flow hedges are recorded in other comprehensive income and reclassified to the income statement when the effects of the item being hedged are recognized in the income statement. These changes are offset in net income to the extent the hedge was effective by fair value changes related to the risk being hedged on the hedged item. Changes in the fair value of undesignated hedges are recognized currently in the income statement. All ineffective changes in derivative fair values are recognized currently in net income. Refer to Footnotes 10 - Financial Instruments and 19 - Fair Value Disclosure for further discussion.
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

Forward Pricing Agreements for Purchases of Copper and Aluminum
In the normal course of business, the Company enters into forward pricing agreements for purchases of copper and aluminum to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. The Company expects to recover the cost of copper and aluminum under these agreements as a result of firm sales price commitments with customers. Refer to Footnote 10 - Financial Instruments.
Fair Value of Financial Instruments
The Company carries derivative assets, derivative liabilities and marketable equity securities held in rabbi trust as part of the Company’s deferred compensation plan at fair value. The Company determines the fair market value of its financial instruments based on the fair value hierarchy established in ASC 820 - Fair Value Measurement, which requires an entity to maximize the use of observable inputs (Level 1) and minimize the use of unobservable inputs (Level 3) when measuring fair value. The three levels of inputs that may be used to measure fair values include:

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
Self-insurance
The Company is self-insured for certain employee medical benefits, workers’ compensation benefits, environmental and asbestos-related issues. The Company purchased stop-loss coverage in order to limit its exposure to any significant level of workers’ compensation claims in 2011 and 2010. Certain insurers are also partly responsible for coverage on many of the asbestos-related issues (refer to Footnote 17 - Commitments and Contingencies for information relating to the release of one of these insurers during 2006). Self-insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred using the Company’s historical claims experience.
Concentration of Risk
General Cable sells a broad range of products globally. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers, including members of buying groups, composing General Cable’s customer base. General Cable customers generally receive a 30 to 60 day payment period on purchases from the Company, with certain exceptions in European and Asian markets. Certain automotive aftermarket customers of the Company receive payment terms ranging from 45 days to 210 days, which is common in this particular market. Ongoing credit evaluations of customers’ financial condition are performed, and generally, no collateral is required. General Cable maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s estimates. Certain subsidiaries also maintain credit insurance for certain customer balances. Bad debt expense associated with uncollectible accounts for the years ended December 31, 2011, 2010 and 2009 was $4.4 million, $4.9 million and $8.3 million, respectively.
In North America, the Company has centralized the purchasing of its copper, aluminum and other significant raw materials to capitalize on economies of scale and to facilitate the negotiation of favorable purchase terms from suppliers. In 2011, the Company’s largest supplier of copper rod accounted for approximately 91% of its North American copper purchases while the largest supplier of aluminum rod accounted for approximately 72% of its North American aluminum purchases. The Company’s European operations purchase copper and aluminum rod from many suppliers or brokers with each generally providing a small percentage of the total copper and aluminum rod purchased. The Company’s ROW segment internally produces the majority of its copper and aluminum rod production needs and obtains cathode and ingots from various suppliers with each supplier generally providing a small percentage of the total copper and aluminum rod purchased for operations in this segment.
Income Taxes

The Company is subject to income tax in numerous United States federal, state, and foreign jurisdictions. Significant judgments and estimates are inherent in determining the Company's consolidated income tax expense, current tax payable, deferred tax assets and liabilities, and liabilities for uncertain tax positions. Future events such as changes in business conditions, tax legislation, tax audit resolutions, or foreign earnings repatriation plans could significantly impact these estimates and the Company's tax position.
Deferred tax assets and liabilities are determined based on the differences between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. At December 31, 2011, the Company had recorded a net deferred tax liability of $147.0 million ($34.4 million net current deferred tax asset less $181.4 million net long term deferred tax liability). The valuation of deferred tax assets is dependent on, among other things, the ability of the Company to generate a sufficient level of future taxable income. In estimating future taxable income, the Company has considered both positive and negative evidence, such as historical and forecasted results of operations, including prior losses, and has considered the implementation of prudent and feasible tax planning strategies. As of December 31, 2011, the Company recorded a valuation allowance of $37.1 million to reduce deferred tax assets to the amount judged more likely than not to be realized. The Company has and will continue to review on a quarterly basis its assumptions and tax planning strategies, and, if the amount of the estimated realizable deferred tax assets is less than the amount currently on the balance sheet, the Company would reduce its deferred tax asset, recognizing a non-cash charge against reported earnings. Likewise, if the Company determines that a valuation allowance against a deferred tax asset is no longer appropriate, the adjustment to the valuation allowance would reduce income tax expense.

The Company operates in multiple jurisdictions with complex tax policies and regulations. In certain jurisdictions, the Company has taken tax positions that it believes are supportable, but which could be subject to challenge by the tax authorities. These tax positions are evaluated and liabilities for uncertain tax positions are established in accordance with the ASC 740 - Income Taxes tax accounting guidance. The status of uncertain tax positions is reviewed in light of changing facts and circumstances, such as tax audits, rulings, and case law, and the related liabilities are adjusted accordingly.
The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included within the related tax liability line item in the consolidated balance sheet.
Shipping and Handling Costs
All shipping and handling amounts billed to a customer in a sales transaction are classified as revenue. Shipping and handling costs associated with storage and handling of finished goods and storage and handling of shipments to customers are included in cost of sales and totaled $137.8 million, $119.4 million and $111.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.
Advertising Expense
Advertising expense consists of expenses relating to promoting the Company’s products, including trade shows, catalogs, and e-commerce promotions, and is charged to expense when incurred. Advertising expense was $6.1 million, $12.0 million and $7.5 million in 2011, 2010 and 2009, respectively.
Statements of Cash Flows
In 2011, the Company separately presented borrowings and repayments of lines of credit on a gross basis.  Such amounts were previously presented on a net basis in fiscal 2010 and 2009.  The 2010 and 2009 statements of cash flows has been corrected to present the gross presentation in accordance with ASC 230 - Statement of Cash Flows. The correction had no effect on net cash used in financing activities.
New Accounting Pronouncements
During the year ended December 31, 2011, the Company did not change any of its existing accounting policies. During the year ended December 31, 2010 with the exception of the change in method of accounting for its North American inventories and non-North American metal inventories from the LIFO method to the average cost method on January 1, 2010, as discussed above and the following accounting pronouncements, which were adopted and became effective with respect to the Company in 2011 and 2010:
In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04 accounting guidance related to fair value measurements ASC 820 - Fair Value Measurement. The new guidance provides clarification to existing standards, and also provides new required disclosures, primarily related to Level 3 fair value measurements. This guidance will become effective for the Company on January 1, 2012. The adoption of this guidance is not expected to have a material impact on the Consolidated Financial Statements.
In June 2011, the FASB issued ASU No. 2011-05 accounting guidance related to the presentation requirements for components of comprehensive income ASC 220 - Comprehensive Income. Under this guidance, entities will be required to report the components of net income and comprehensive income either in one continuous statement, or in two separate, but consecutive, statements. This guidance will become effective for the Company on December 31, 2012, and will impact the Company’s presentation of the components of other comprehensive income, which is currently presented within the Statements of Consolidated Stockholders’ Equity.
In September 2011, the FASB issued ASU No. 2011-08 accounting guidance related to the testing of goodwill for impairment ASC 350 - Intangibles – Goodwill and Other. Under this guidance, entities will have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value. This guidance will become effective for the Company on December 31, 2012. The Company chose not to early adopt this guidance which was permitted. The adoption of this guidance is not expected to have a material impact on the Consolidated Financial Statements.
In January 2010, the FASB issued Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and the activity within Level 3 of the fair value hierarchy. The updated guidance also clarifies existing disclosures regarding the level of disaggregation of assets or liabilities and the valuation techniques and inputs used to measure fair value. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new Level 3 activity disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of this accounting standard had no impact on the Company’s Consolidated Financial Statements.
In May 2010, the FASB issued ASU No. 2010-19 “Foreign Currency (Topic 830) Foreign Currency Issues: Multiple Foreign Currency Exchange Rates” (“ASU 2010-19”). ASU 2010-19 increases financial statement disclosures where reported balances for financial reporting purposes differ from the actual U.S. dollar denominated balances. The amendments in this update are effective as of the announcement date of March 18, 2010. The Company included information required by the standard to the footnotes included herein.
The FASB issued ASU 2010-12 (“ASU 2010-12”), which codifies an SEC Staff Announcement relating to accounting for the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act under ASC 740 - Income Taxes. Management completed its assessment and adoption of ASU 2010-12 in the third quarter of 2010, and determined it has no material impact on the Company.
3. Acquisitions and Divestitures
General Cable actively seeks to identify key global macroeconomic and geopolitical trends in order to capitalize on expanding markets and new niche markets or exit declining or non-strategic markets in order to achieve better returns. The Company also sets aggressive performance targets for its business and intends to refocus or divest those activities which fail to meet targets or do not fit the Company’s long-term strategies. No material acquisitions or divestitures were made in the year ended December 31, 2011. In the year ended December 31, 2010 we completed several acquisitions, equity investments, and joint ventures in Egypt, France, Oman, Pakistan, and South Africa. The results of operations of the acquired businesses have been included in the Consolidated Financial Statements since the respective dates of the acquisition and have been determined to be individually and collectively immaterial for disclosure purposes. No material divestitures were made in the year ended December 31, 2010.

4. Other income (expense)
Other income (expense) primarily includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated as well as gains and losses on derivative instruments that are not designated as cash flow hedges. During 2011, 2010 and 2009, the Company recorded a $31.7 million loss, $28.1 million loss and a $7.0 million gain, respectively. For 2011, other expense was primarily attributable to other expense of $24.4 million attributable to foreign currency transaction gains and losses which resulted from changes in exchange rates in the various regions in which the Company operate, primarily Africa, South America, and Mexico, and losses of $6.1 million on derivative instruments which were not designated as cash flow hedges. For 2010, expense was primarily attributable to the $29.8 million Venezuelan currency devaluation, as well as other income of $7.7 million attributable to foreign currency transaction gains and losses which resulted from changes in exchange rates in the various countries in which the Company operates and losses of $6.0 million on derivative instruments which were not designated as cash flow hedges. During 2009 the Company recorded other income (expense) primarily related to foreign currency transaction gains and losses.
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
Effective January 1, 2011, the Central Bank of Venezuela and the Ministry of Finance published an amendment to Convenio Cambiario No. 14 (the Exchange Law), whereby the official exchange rate was set at 4.30 BsF per U.S. dollar, eliminating the 2.60 BsF per U.S. dollar rate previously established for essential goods in the first quarter of 2010. Thereafter, the Company can only import copper at the 4.30 BsF per U.S. dollar rate. In the year ended December 31, 2011, the Company purchased 19.1 million pounds of copper at the 4.30 BsF per U.S. dollar rate recording no foreign currency gains or losses. In the second quarter of 2010, the Company received authorization to purchase dollars to import copper at the official exchange rate for essential goods of 2.60 BsF per U.S. dollar. In 2010, the Company recorded $16.6 million in foreign exchange gains related to transactions completed at the 2.60 BsF per U.S. dollar essential rate. Copper imports prior to the approval were imported at the parallel rate of about 6.88 BsF per U.S. dollar, which was closed on June 9, 2010. In 2010, the Company recorded $10.7 million in foreign exchange losses related to copper imports at this parallel rate. Refer to Item 7 - MD&A – Venezuelan Operations for additional detail.

5. Inventories
Approximately 82% of the Company’s inventories are valued using the average cost method and all remaining inventories are valued using the first-in, first-out (FIFO) method. All inventories are stated at the lower of cost or market value.

(in millions)	Dec 31, 2011	Dec 31, 2010
Raw materials	$298.2	$206.9
Work in process	199.3	215.5
Finished goods	731.2	696.5
Total	$1,228.7	$1,118.9

As of December 31, 2009, inventories have been retrospectively adjusted for the change from the LIFO method of inventory accounting to the average cost method. Refer to Footnote 2 - Summary of Significant Accounting Policies for information on this change in accounting principle.
At December 31, 2011 and 2010, the Company had approximately $26.4 million and $32.5 million, respectively of consignment inventory at locations not operated by the Company with approximately 85% and 82%, respectively, of the consignment inventory located throughout the United States and Canada.

6. Property, Plant and Equipment
Property, plant and equipment consisted of the following (in millions):

	Dec 31, 2011	Dec 31, 2010
Land	$110.7	$112.0
Buildings and leasehold improvements	303.4	309.7
Machinery, equipment and office furnishings	1,062.9	1,028.6
Construction in progress	95.3	73.5
Total — gross book value	1,572.3	1,523.8
Less accumulated depreciation	(543.7)	(484.2)
Total — net book value	$1,028.6	$1,039.6

Depreciation expense totaled $97.4 million for the year ended December 31, 2011, and $84.8 million for the years ended December 31, 2010 and December 31, 2009, respectively.
Capital leases included within property, plant and equipment on the balance sheet were $7.8 million at December 31, 2011 and $8.0 million at December 31, 2010. Accumulated depreciation on capital leases was $2.6 million at December 31, 2011 and $2.0 million at December 31, 2010.

7. Goodwill and Other Intangible Assets, net
The amounts of goodwill and indefinite-lived intangible assets were as follows in millions of dollars:

	Goodwill				Indefinite-lived assets — Trade names
	North America	Europe and Mediterranean	ROW	Total	North America	Europe and Mediterranean	ROW	Total
Balance, December 31, 2009	$5.2	$—	$152.2	$157.4	$—	$0.5	$129.3	$129.8
Acquisitions	1.4	6.8	1.3	9.5	2.4	—	—	2.4
Currency translation and other adjustments	(4.3)	—	12.3	8.0	—	—	6.7	6.7
Balance, December 31, 2010	$2.3	$6.8	$165.8	$174.9	$2.4	$0.5	$136.0	$138.9
Acquisitions	—	—	—	—	—	—	—	—
Currency translation and other adjustments	—	(4.5)	(5.5)	(10.0)	—	—	(3.7)	(3.7)
Balance, December 31, 2011	$2.3	$2.3	$160.3	$164.9	$2.4	$0.5	$132.3	$135.2
The amounts of other intangible assets — customer relationships were as follows in millions of dollars:

	Dec 31, 2011	Dec 31, 2010
Amortized intangible assets:
Customer relationships	$108.3	$107.0
Accumulated amortization	(61.8)	(49.4)
Foreign currency translation adjustment	(0.1)	3.1
Total Amortized intangible assets	$46.4	$60.7

Amortized intangible assets are stated at cost less accumulated amortization as of December 31, 2011 and 2010. Customer relationships have been determined to have a useful life in the range of 3.5 to 10 years and the Company has accelerated the amortization expense to align with the historical customer attrition rates. The amortization of intangible assets in 2011, 2010 and 2009 was $12.4 million, $14.6 million, and $15.7 million, respectively. The estimated amortization expense for the next five years is in millions of dollars: 2012 — $10.3 million, 2013 — $9.1 million, 2014 — $8.3 million, 2015 — $7.4 million, and 2016 — $6.6 million and $4.7 million thereafter.

8. Accrued Liabilities
Accrued liabilities consisted of the following (in millions):

	Dec 31, 2011	Dec 31, 2010
Payroll related accruals	$62.2	$64.3
Customers deposits and prepayments	89.4	77.1
Taxes other than income	29.1	21.4
Customer rebates	61.1	54.4
Insurance claims and related expenses	18.8	12.1
Current and deferred income tax liabilities	17.6	23.1
Derivative liability	30.2	9.4
Other accrued liabilities	111.6	114.9
Total	$420.0	$376.7

Included within other accrued liabilities were accruals related to restructuring and warranty expenses as of December 31, 2011 and 2010.

Restructuring Accrual
Over the last two years, the Company has incurred expenses as a result of cost management efforts in Europe. The expenses primarily relate to employee termination benefits that are payable under local statutory requirements. In 2011 and 2010, the

Company incurred $5.3 million and $19.5 million in charges related to the substantial completion of negotiations with the works council of various operations in Europe to permanently reduce manufacturing personnel. The 2011 expenses were incurred and paid in 2011; therefore, the accrual balance at December 31, 2011 was immaterial. The 2010 expenses were incurred and paid in 2010 with the exception of $3.1 million which was paid in 2011; therefore, the accrual balance at December 31, 2010 was $3.1 million. Other expenses related to routine employee reductions for cost savings initiatives throughout the globe, with the exception of the aforementioned severance plan were immaterial.

Warranty Accrual
The warranty accrual balance at December 31, 2011, 2010, and 2009 was $11.5 million, $11.5 million and $12.2 million. The Company accrues liabilities under service and warranty policies based upon specific claims and a review of historical warranty and service claim experience. Adjustments are made to the accruals as claim data and historical experience change. In addition, the Company incurs discretionary costs to service its products in connection with product performance issues.

Changes in the carrying amount of the service and product warranty accrual is below (in millions):

Balance at December 31, 2009	$12.2
Net provisions for warranties issued	3.1
Net benefits for warranties existing at the beginning of the year	(1.2)
Payments related to the warranty accrual	(2.1)
Foreign currency translation	(0.5)
Balance at December 31, 2010	11.5
Net provisions for warranties issued	7.5
Net benefits for warranties existing at the beginning of the year	(0.2)
Payments related to the warranty accrual	(7.0)
Foreign currency translation	(0.3)
Balance at December 31, 2011	$11.5

9. Long-Term Debt

(in millions)	Dec 31, 2011	Dec 31, 2010
North America
Subordinated Convertible Notes due 2029	$429.5	$429.5
Debt discount on Subordinated Convertible Notes due 2029	(264.4)	(265.6)
1.00% Senior Convertible Notes due 2012	10.6	10.6
Debt discount on 1.00% Senior Convertible Notes due 2012	(0.5)	(1.1)
0.875% Convertible Notes due 2013	355.0	355.0
Debt discount on 0.875% Convertible Notes due 2013	(40.6)	(59.5)
7.125% Senior Notes due 2017	200.0	200.0
Senior Floating Rate Notes	125.0	125.0
Revolving Credit Facility	34.9	—
Other	9.0	9.0
Europe and Mediterranean
Spanish Term Loan	31.4	50.1
Credit facilities	27.4	38.1
Uncommitted accounts receivable facilities	2.1	—
Other	11.5	15.3
ROW
Credit facilities	118.0	79.1
Total debt	1,048.9	985.5
Less current maturities	156.3	121.0
Long-term debt	$892.6	$864.5

At December 31, 2011, maturities of long-term debt during the twelve month periods beginning December 31, 2012 through December 31, 2016 and thereafter are $156.3 million, $343.6 million, $9.8 million, $163.1 million and $1.4 million, respectively, and $374.7 million thereafter. As of December 31, 2011 and December 31, 2010, the Company was in compliance with all debt covenants as discussed below.
On December 15, 2009, the Company completed an offer to exchange $925 principal amount of the Subordinated Convertible Notes due in 2029 for each $1,000 principal amount of the 1.00% Senior Convertible Notes due in 2012 which resulted in the issuance of $429.5 million aggregate principal amount of Subordinated Convertible Notes due in 2029 in exchange for approximately 97.8% or $464.4 million aggregate principal amount of the 1.00% Senior Convertible Notes due in 2012. An aggregate principal amount of $10.6 million of the 1.00% Senior Convertible Notes due in 2012 remained outstanding as of December 15, 2009. The exchange was treated as an extinguishment of the 1.00% Senior Convertible Notes due in 2012 and issuance of subordinated debt due in 2029 for the notes that were tendered. The Company recorded a non-cash loss on debt extinguishment of $7.6 million or approximately $0.10 earnings per share which included the write-off of $4.9 million of unamortized debt issuance costs related to the 1.00% Senior Convertible Notes due in 2012.

The Company’s convertible debt instruments outstanding as of December 31, 2011 and 2010 are as follows:

	Subordinated notes due in 2029		1.00% Senior Convertible Notes		0.875% Convertible Notes

(in millions)	Dec 31, 2011	Dec 31, 2010	Dec 31, 2011	Dec 31, 2010	Dec 31, 2011	Dec 31, 2010
Face value	$429.5	$429.5	$10.6	$10.6	$355.0	$355.0
Debt discount	(264.4)	(265.6)	(0.5)	(1.1)	(40.6)	(59.5)
Book value	165.1	163.9	10.1	9.5	314.4	295.5
Fair value	412.3	521.0	9.8	9.7	329.7	350.6
Maturity date	Nov 2029		Oct 2012		Nov 2013
Stated annual interest rate	4.50% until Nov 2019 2.25% until Nov 2029		1.00% until Oct 2012		0.875% until Nov 2013
Interest payments	Semi-annually: May 15 & Nov 15		Semi-annually: Apr 15 & Oct 15		Semi-annually: May 15 & Nov 15

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
1.00% Senior Convertible Notes
As a result of the aforementioned exchange offer, approximately 97.8% or $464.4 million of the Company’s 1.00% Senior Convertible Notes were validly tendered. As of December 15, 2009, there were $10.6 million of the 1.00% Senior Convertible Notes outstanding. The Company’s 1.00% Senior Convertible Notes were originally issued in September 2007 in the amount of $475.0 million and sold to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). Subsequently, on April 16, 2008, the resale of the notes and the common stock issuable upon conversion of the notes was registered on a Registration Statement on Form S-3. Beginning January 1, 2009, as discussed in Footnote 2 - Summary of Significant Accounting Policies, the Company separately accounted for the liability and equity components of the instrument, retrospectively, based on the Company’s nonconvertible debt borrowing rate on the instrument’s issuance date of 7.5%. At issuance, the liability and equity components were $348.2 million and $126.8 million, respectively. At the exchange date December 15, 2009, the liability and equity components were $389.7 million and $74.7 million, respectively. The equity component (debt discount) is being amortized to interest expense based on the effective interest method. Key terms have been summarized in the table below.
Proceeds from the 1.00% Senior Convertible Notes were used to partially fund the purchase price of $707.6 million related to the PDIC acquisition and to pay transaction costs of approximately $12.3 million directly related to the issuance that have been allocated to the liability and equity components in proportion to the allocation of proceeds.
0.875% Convertible Notes
The Company’s 0.875% Convertible Notes were issued in November of 2006 in the amount of $355.0 million. At the time of issuance, the notes and the common stock issuable upon conversion of the notes were registered on a Registration Statement on Form S-3ASR and subsequently, on September 30, 2009, the Company filed a Renewal Registration Statement for the underlying common stock on Form S-3ASR. Beginning January 1, 2009, as discussed in Footnote 2 - Summary of Significant Accounting Policies, the Company separately accounted for the liability and equity components of the instrument, retrospectively, based on the Company’s nonconvertible debt borrowing rate on the instrument’s issuance date of 7.35%. At issuance, the liability and equity components were $230.9 million and $124.1 million, respectively. The equity component (debt discount) is being amortized to interest expense based on the effective interest method. Key terms have been summarized in the table below.

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

The Company’s convertible debt instruments and terms are summarized in the tables below. For a discussion of the effects on earnings per share, refer to Footnote 15 - Earnings Per Common Share.

	Subordinated notes due in 2029 (1)	1.00% Senior Convertible Notes (1)	0.875% Convertible Notes (1)
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

	7.125% Senior Notes		Senior Floating Rate Notes
(in millions)	Dec 31, 2011	Dec 31, 2010	Dec 31, 2011	Dec 31, 2010
Face value	$200.0	$200.0	$125.0	$125.0
Fair value	198.5	197.5	117.5	114.4
Interest rate	7.125%	7.125%	3.0%	2.7%
Interest payment	Semi-annually: Apr 1 & Oct 1		3-month LIBOR rate plus 2.375% Quarterly: Jan 1, Apr 1, Jul 1 & Oct 1
Maturity date	Apr 2017		Jul 2015

Guarantee	Jointly and severally guaranteed by the Company’s wholly-owned U.S. and Canadian subsidiaries
Call Option (1)	Beginning Date		Percentage	Beginning Date		Percentage
	April 1, 2012	—	103.563%	April 1, 2009	—	102.0%
	April 1, 2013	—	102.375%	April 1, 2010	—	101.0%
	April 1, 2014	—	101.188%	April 1, 2011	—	100.0%
	April 1, 2015	—	100.000%

(1)	The Company may, at its option, redeem the Notes on or after the following dates and percentages (plus interest due)
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

Asset-Based Revolving Credit Facility (“Revolving Credit Facility”)

On July 22, 2011 the Company entered into a new $400 million asset-based revolving credit facility.  The Revolving Credit Facility replaced the Company's prior $400 million Senior Secured Revolving Credit Facility (“Terminated Credit Facility”) which was set to mature in July 2012. The Revolving Credit Facility contains restrictions in areas consistent with the Terminated Credit Facility, including limitations on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions.  In the aggregate, however, the restrictions in the Revolving Credit Facility provide the Company greater flexibility than those under the Terminated Credit Facility, and generally only apply in the event that the Company's availability under the Revolving Credit Facility falls below certain specific thresholds.

The Revolving Credit Facility has a term of five years, and provides for a committed revolving credit line of up to $400 million, of which $40 million is available in a Canadian multi-currency tranche. The Revolving Credit Facility includes a springing maturity concept which is generally applicable only if its $355 million convertible notes due 2013 or its $125 million senior floating rates due 2015 are not repaid or refinanced within 90 days of their maturity. The commitment amount under the Revolving Credit Facility may be increased by an additional $100 million, subject to certain conditions and approvals as set forth in the credit agreement. The Company capitalized $4.8 million in deferred financing costs in connection with the Revolving Credit Facility in the third quarter of 2011. Also, in the third quarter the Company expensed $1.3 million in unamortized fees and expenses related to the Terminated Credit Facility. The Revolving Credit Facility requires maintenance of a minimum fixed charge coverage ratio of one to one if availability under the Revolving Credit Facility is less than $40 million or 10% of the then existing aggregate lender commitment under the facility.  At December 31, 2011 and 2010, the Company was in compliance with all covenants under the facility.

The Revolving Credit Facility may be used for refinancing certain existing indebtedness and will continue to be used for working capital and general corporate purposes and is guaranteed by substantially all of the U.S. and Canadian assets (excluding certain intellectual property and Canadian real estate) of the Company and certain of its U.S. and Canadian subsidiaries and by a pledge of 65% of the equity interests of certain of the Company's foreign subsidiaries.

Borrowings under the Revolving Credit Facility bear interest based on the daily balance outstanding at an applicable rate per annum calculated quarterly and varied based on the Company's average availability as set forth in the credit agreement. The Revolving Credit Facility also carries a commitment fee equal to the available but unused borrowings multiplied by an applicable margin (varying from 0.375% to 0.50%).

The Company's Revolving Credit Facility and Terminated Credit Facility as of the respective dates are summarized in the table below:

	Revolving Credit Facility / Terminated Credit Facility
(in millions)	Dec 31, 2011	Dec 31, 2010
Outstanding borrowings	$34.9	$—
Undrawn availability	336.0	371.5
Interest rate	2.9%	—
Outstanding letters of credit	$20.2	$18.5
Original issuance	Jul 2011	Nov 2003
Maturity date	Jul 2016	N/A
Spanish Term Loans
The table below provides a summary of the Company’s term loans and corresponding fixed interest rate swaps. The proceeds from the Spanish Term Loans were used to partially fund the acquisition of Enica Biskra and for general working capital purposes. There is no remaining availability under these Spanish Term Loans.

	Spanish Term Loans (1)
(in millions)	Dec 31, 2011	Dec 31, 2010
Outstanding borrowings	$31.4	$50.1
Fair Value	32.0	51.9
Interest rate — weighted average (2)	3.7%	3.7%

(1)	The terms of the Spanish Term Loans are as follows:

(in millions)	Original Amount	Issuance Date	Maturity Date	Interest rate	Loan and Interest payable	Interest rate Swap (2)
Term Loan 1	20.0 Euros	Feb 2008	Feb 2013	Euribor +0.5%	Semi-annual: Aug & Feb	4.20%
Term Loan 2	10.0 Euros	Apr 2008	Apr 2013	Euribor +0.75%	Semi-annual: Apr & Oct	4.58%
Term Loan 3	21.0 Euros	Jun 2008	Jun 2013	Euribor +0.75%	Quarterly: Mar, Jun, Sept & Dec	4.48%
Term Loan 4	15.0 Euros	Sept 2009	Aug 2014	Euribor +2.0%	Quarterly: Mar, Jun, Sept & Dec Principal payments: Feb & Aug	1.54%

(2)	The Company entered into fixed interest rate swaps to coincide with the terms and conditions of the term loans that will effectively hedge the variable interest rate with a fixed interest rate.

Europe and Mediterranean Credit Facilities
The Company’s Europe and Mediterranean credit facilities are summarized in the table below:

	Europe and Mediterranean credit facilities
(in millions)	Dec 31, 2011	Dec 31, 2010
Outstanding borrowings	$27.4	$38.1
Undrawn availability	108.8	125.4
Interest rate — weighted average	5.2%	3.1%
Maturity date	Various
Europe and Mediterranean Uncommitted Accounts Receivable Facilities
The Company’s Europe and Mediterranean uncommitted accounts receivable facilities are summarized in the table below:

	Uncommitted accounts receivable facilities
(in millions)	Dec 31, 2011	Dec 31, 2010
Outstanding borrowings	$2.1	$—
Undrawn availability	69.2	113.7
Interest rate — weighted average	2.0%	—
Maturity date	Various

The Spanish Term Loans and certain credit facilities held by the Company’s Spain subsidiary are subject to certain financial ratios of the Company’s European subsidiaries, which includes minimum net equity and net debt to EBITDA (earnings before interest, taxes, depreciation and amortization). At December 31, 2011 and 2010, the Company was in compliance with all covenants under these facilities.
ROW credit facilities
The Company’s ROW credit facilities are summarized in the table below:

	ROW credit facilities
(in millions)	Dec 31, 2011	Dec 31, 2010
Outstanding borrowings	$118.0	$79.1
Undrawn availability	270.1	279.3
Interest rate — weighted average	3.8%	3.4%
Maturity date	Various

The Company’s ROW credit facilities are short term loans utilized for working capital purposes. Certain credit facilities are subject to financial covenants. The Company was in compliance with all covenants under these facilities as of December 31, 2011 and 2010.
Failure to comply with any of the covenants, financial tests and ratios required by the Company’s existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions, as defined in the Company’s Amended Credit Facility, 1.0% Senior Convertible Notes, 0.875% Convertible Notes, Subordinated Convertible Notes, 7.125% Senior Notes, Senior Floating Rate Notes and various other credit facilities maintained by the Company’s restricted subsidiaries. A default would permit lenders to cease to make further extensions of credit, accelerate the maturity of the debt under these agreements and foreclose upon any collateral securing that debt. The lenders under the Company’s Amended Credit Facility have a pledge of all of the capital stock of existing domestic and Canadian subsidiaries and any future domestic and Canadian subsidiaries. The lenders under the Company’s senior secured credit facility have a lien on substantially all of the Company’s domestic and Canadian assets, including existing and future accounts receivable, cash, general intangibles, investment property and real property. The Company also has incurred secured debt in connection with some of its European and ROW operations. The lenders under these European and ROW secured credit facilities also have liens on assets of certain of our European and ROW subsidiaries. As a result of these pledges and liens, if the Company fails to meet its payment or other obligations under any of its secured indebtedness, the lenders under the applicable credit agreement would be entitled to foreclose on substantially all of the Company’s assets and liquidate these assets. Broadly, cross-default provisions would permit lenders to cause such indebtedness to become due prior to its stated maturity in the event a default remains unremedied for a period of time under the terms of one or more financing agreements, a change in control or a fundamental change. As of December 31, 2011, the Company was in compliance with all debt covenants.

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
The Company utilizes interest rate swaps to manage its interest expense exposure by fixing its interest rate on portions of the Company’s floating rate debt. The Company has entered into interest rate swaps on the Company’s Spanish Term Loans, as discussed in Footnote 9 - Long-Term Debt. As of December 31, 2011, the Spanish Term Loans related interest rate swaps have a notional value of $32.1 million which provides for a fixed interest rate of 4.20%, 4.58%, 4.48% for the term loans maturing in February, April and June of 2013 and a fixed interest rate of 1.54% for the term loan maturing in August 2014. The Company does not provide or receive any collateral specifically for these contracts. The fair value of these financial derivatives which are designated as and qualify as cash flow hedges are based on quoted market prices which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments.
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
Fair Value of Derivatives Instruments
The notional amounts and fair values of derivatives designated as cash flow hedges and derivatives not designated as cash flow hedges at December 31, 2011 and December 31, 2010 are shown below (in millions).

	December 31, 2011			December 31, 2010
	Notional	Fair Value		Notional	Fair Value
	Amount	Asset (1)	Liability (2)	Amount	Asset (1)	Liability (2)
(in millions)
Derivatives designated as cash flow hedges:
Interest rate swaps	$32.1	$—	$0.6	$57.8	$—	$1.8
Commodity futures	216.1	3.8	14.0	164.6	30.6	—
Foreign currency exchange	55.4	0.4	1.1	115.2	1.4	3.1
		$4.2	$15.7		$32.0	$4.9
(in millions)
Derivatives not designated as cash flow hedges:
Commodity futures	$133.0	$2.4	$12.6	$91.6	$1.4	$7.9
Foreign currency exchange	321.7	$4.1	7.9	230.3	3.1	3.4
		$6.5	$20.5		$4.5	$11.3

(1)	Balance recorded in “Prepaid expenses and other” and “Other non-current assets”

(2)	Balance recorded in “Accrued liabilities” and “Other liabilities”

Depending on the extent of an unrealized loss position on a derivative contract held by the Company, certain counterparties may require collateral to secure the Company’s derivative contract position. As of December 31, 2011 there were contracts held by the Company that required $0.7 million in collateral to secure the Company's derivative liability positions. As of December 31, 2010, there were no contracts held by the Company that required collateral to secure the Company’s derivative liability positions.
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

	Year ended December 31, 2011
	Effective portion recognized in Accumulated OCI	Reclassified from Accumulated OCI	Ineffective portion and amount excluded from effectiveness testing
(in millions)	Gain / (Loss)	Gain / (Loss)	Gain / (Loss)[1]	Location
Derivatives designated as cash flow hedges:
Interest rate swaps	$(0.5)	$(0.2)	$(0.3)	Interest Expense
Commodity futures	(23.8)	14.8	(1.1)	Cost of Sales
Foreign currency exchange	2.0	0.1	0.1	Other income /(expense)
Total	$(22.3)	$14.7	$(1.3)

	Year ended December 31, 2010
	Effective portion recognized in Accumulated OCI	Reclassified from Accumulated OCI	Ineffective portion and amount excluded from effectiveness testing
(in millions)	Gain / (Loss)	Gain / (Loss)	Gain / (Loss) (1)	Location
Derivatives designated as cash flow hedges:
Interest rate swaps	$(6.8)	$(0.4)	$0.1	Interest Expense
Commodity futures	35.1	(15.0)	—	Cost of Sales
Foreign currency exchange	(3.7)	(5.3)	0.7	Other income /(expense)
Total	$24.6	$(20.7)	$0.8

(1)	The ineffective portion and the amount excluded from effectiveness testing for all derivatives designated as cash flow hedges is recognized in other income and expense.

For derivative instruments that are not designated as cash flow hedges the unrealized gain or loss on the derivatives is reported in current earnings. For the year ended December 31, 2011, the Company recorded a loss of $6.1 million for derivative instruments not designated as cash flow hedges in other income (expense). For the year ended December 31, 2010, the Company recorded a loss of $6.8 million for derivative instruments not designated as cash flow hedges in other income (expense) on the consolidated statements of operations.
Other Forward Pricing Agreements
In the normal course of business, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At December 31, 2011 and 2010, General Cable had $36.3 million and $30.8 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At December 31, 2011 and 2010, General Cable had an unrealized gain/(loss) of $(1.0) million and $4.8 million, respectively, related to these transactions. The fair market value of the forward pricing agreements was $35.3 million and $35.6 million at December 31, 2011 and 2010, respectively. General Cable expects the unrealized losses under these agreements to offset firm sales price commitments with customers. Depending on the extent of the unrealized loss position on certain forward pricing agreements, certain counterparties may require collateral to secure the Company’s forward purchase agreements. There were no funds posted as collateral as of December 31, 2011 or 2010.

11. Income Taxes
For financial reporting purposes, income before income taxes includes the following components (in millions):

	Year Ended
	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009
United States	$51.2	$32.1	$(34.3)
Foreign	73.6	90.6	130.6
Total	$124.8	$122.7	$96.3

The provision (benefit) for income taxes consisted of the following (in millions):

	Year Ended
	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009
Current tax expense:
Federal	$(8.6)	$(32.7)	$(0.3)
State	(0.4)	(2.1)	1.2
Foreign	42.8	60.4	87.4
Deferred tax expense (benefit):
Federal	19.3	24.1	(16.7)
State	1.7	0.3	(1.1)
Foreign	(12.3)	(2.8)	(37.8)
Total	$42.5	$47.2	$32.7

The reconciliation of reported income tax expense (benefit) to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income is as follows (in millions):

	Year Ended
	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009
Income tax expense (benefit) at Federal statutory tax rate	$43.7	$42.9	$33.7
Foreign tax rate differential	(0.4)	(4.1)	(3.9)
Foreign withholding taxes	3.4	4.9	3.4
Change in valuation allowance	4.7	9.9	7.4
Change in uncertain tax positions	(4.8)	(11.4)	12.7
Nondeductible / nontaxable items	(4.8)	2.4	(12.7)
Other (net)	0.7	2.6	(7.9)
Total	$42.5	$47.2	$32.7

The components of deferred tax assets and liabilities were as follows (in millions):

	Dec 31, 2011	Dec 31, 2010
Deferred tax assets:
Net operating loss carryforwards	$53.0	$41.3
Pension and retiree benefits accruals	34.2	25.3
Inventory	15.8	17.6
Depreciation and fixed assets	6.7	7.9
Tax credit carryforwards	6.9	9.3
Other liabilities	52.8	43.6
Valuation allowance	(37.1)	(36.1)
Total deferred tax assets	132.3	108.9
Deferred tax liabilities:
Convertible debt discount	131.2	116.6
Inventory	1.9	5.1
Depreciation and fixed assets	83.4	78.8
Intangibles	44.0	55.5
Other	18.8	11.3
Total deferred tax liabilities	279.3	267.3
Net deferred tax assets (liabilities)	$(147.0)	$(158.4)

The valuation of deferred tax assets is dependent on, among other things, the ability of the Company to generate a sufficient level of future taxable income in relevant taxing jurisdictions. In estimating future taxable income, the Company has considered both positive and negative evidence and has considered the implementation of prudent and feasible tax planning strategies. The Company has and will continue to review on a quarterly basis its assumptions and tax planning strategies and, if the amount of the estimated realizable net deferred tax asset is less than the amount currently on the balance sheet, the Company will reduce its deferred tax asset, recognizing a non-cash charge against reported earnings.
As of December 31, 2011 the Company has recorded approximately $37.1 million of valuation allowance that is primarily attributable to certain foreign temporary differences and tax loss and tax credit carryforwards due to uncertainties regarding the ability to obtain future tax benefits for these tax attributes.
The Company has recognized deferred tax assets of approximately $22.2 million for tax loss carryforwards in various taxing jurisdictions as follows (in millions):

	Tax Loss
Jurisdiction	Carryforward	Expiration
Spain	$46.9	2025 - 2026
Brazil	11.5	Indefinite
New Zealand	9.0	Indefinite
Others	7.4	Various
Total	$74.8

The Company also has various foreign subsidiaries with approximately $104 million of tax loss carryforwards in various jurisdictions that are subject to a valuation allowance due to statutory limitations on utilization, uncertainty of future profitability, and other relevant factors.
The Company does not provide for deferred taxes on the excess of the financial reporting over the tax basis in investments in foreign subsidiaries that are essentially permanent in duration. That excess was approximately $798 million as of December 31, 2011. The determination of the additional tax expense that would be incurred upon repatriation of assets or disposition of foreign subsidiaries is not practical.
The Company applies ASC 740 - Income Taxes in determining unrecognized tax benefits. ASC 740 - Income Taxes prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year:

(in millions)	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009
Unrecognized Tax Benefit — Beginning balance	$63.1	$76.5	$61.7
Gross Increases — Tax Positions in Prior Period	2.1	4.7	0.5
Gross Decreases — Tax Positions in Prior Period	(4.9)	(10.3)	(0.3)
Gross Increases — Tax Positions in Current Period	8.0	14.2	11.8
Gross Increases — Business Combinations	—	—	3.0
Settlements	(0.3)	—	(0.4)
Lapse of Statute of Limitations	(11.4)	(22.9)	(1.8)
Foreign Currency Translation	(0.8)	0.9	2.0
Unrecognized Tax Benefit — Ending Balance	$55.8	$63.1	$76.5

Included in the balance of unrecognized tax benefits at December 31, 2011, 2010 and 2009 are $51.3 million, $55.3 million and $68.4 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2011, 2010 and 2009 are $4.5 million, $7.8 million and $8.1 million of tax benefits that, if recognized, would result in adjustments to deferred taxes.
The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued penalties of $(1.1) million and interest of $0.7 million during 2011 and in total, as of December 31, 2011, has recognized a liability for penalties of $6.5 million and interest of $11.4 million. During 2010 and 2009, the Company accrued penalties of $0.6 million and $3.5 million, respectively, and interest of $(3.7) million and $5.3 million, respectively, and in total, as of December 31, 2010 and 2009, had recognized liabilities for penalties of $7.8 million and $6.0 million, respectively and interest of $10.9 million and $14.4 million, respectively.
The Company files income tax returns in numerous tax jurisdictions around the world. Due to uncertainties regarding the timing and outcome of various tax audits, appeals and settlements, it is difficult to reliably estimate the amount of unrecognized tax benefits that could change within the next twelve months. The Company believes it is reasonably possible that approximately $10 million of unrecognized tax benefits could change within the next twelve months due to the resolution of tax audits and statute of limitations expirations.
The Company files income tax returns in the United States and numerous foreign, state, and local tax jurisdictions. Tax years that are open for examination and assessment by the Internal Revenue Service are 2007 — 2011. With limited exceptions, tax years prior to 2007 are no longer open in major foreign, state or local tax jurisdictions.

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

The changes in the benefit obligation and plan assets, the funded status of the plans and the amounts recognized in the Consolidated Balance Sheets are as follows (in millions):

	U.S. Plans		Non-U.S. Plans
	Dec 31, 2011	Dec 31, 2010	Dec 31, 2011	Dec 31, 2010
Changes in Benefit Obligation:
Beginning benefit obligation	$152.6	$143.2	$107.5	$99.5
Impact of foreign currency exchange rate change	—	—	(2.8)	(0.9)
Service cost	1.4	1.4	3.1	2.7
Interest cost	8.1	8.3	5.7	5.6
Curtailment (gain) loss	—	—	—	(1.8)
Settlement (gain) loss	—	—	(1.4)	(1.0)
Benefits paid	(9.8)	(10.0)	(4.9)	(6.3)
Employee contributions	—	—	0.1	0.1
Amendments / Change in assumptions	0.7	0.4	4.1	2.4
Actuarial (gain) loss	14.2	9.3	2.8	7.2
Ending benefit obligation	$167.2	$152.6	$114.2	$107.5
Changes in Plan Assets:
Beginning fair value of plan assets	$123.6	$110.0	$36.9	$29.3
Impact of foreign currency exchange rate change	—	—	(0.7)	0.9
Actual return on plan assets	(4.7)	13.6	3.3	2.1
Company contributions	17.5	10.0	6.9	10.9
Settlements	—	—	(1.4)	—
Benefits paid	(9.8)	(10.0)	(4.9)	(6.3)
Ending fair value of plan assets	$126.6	$123.6	$40.1	$36.9
Funded status at end of year	$(40.6)	$(29.0)	$(74.1)	$(70.6)
Amounts Recognized in Consolidated Balance Sheets:
Other Assets	$—	$—	$7.5	$5.0
Accrued liabilities	$(0.4)	$(0.4)	$(4.3)	$(3.4)
Other liabilities	$(40.2)	$(28.6)	$(77.3)	$(72.2)
Recognized in Accumulated Other Comprehensive Income:
Net actuarial loss	$84.9	$60.2	$15.1	$13.2
Prior service cost	0.6	0.4	6.8	3.2
Transition obligation	—	—	0.6	0.8
	$85.5	$60.6	$22.5	$17.2

The accumulated benefit obligation for US defined benefit retirement pension plans was $166.6 million and $152.3 million for 2011 and 2010, respectively. The accumulated benefit obligation for Non-US defined benefit retirement pension plans was $102.3 million and $95.3 million for 2011 and 2010, respectively. Pension plans with accumulated benefit obligations in excess of plan assets consist of the following (in millions):

	U.S. Plans		Non-U.S. Plans
	Dec 31, 2011	Dec 31, 2010	Dec 31, 2011	Dec 31, 2010
Projected benefit obligation	$167.2	$152.6	$104.5	$98.7
Accumulated benefit obligation	166.6	152.3	93.4	87.2
Fair value of the plan assets	126.6	123.5	23.1	23.2

Pension expense included the following components (in millions):

	U.S. Plans Year ended			Non-U.S. Plans Year ended
	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009
Pension expense:
Service cost	$1.4	$1.4	$1.5	$3.1	$2.7	$2.6
Interest cost	8.1	8.3	8.2	5.7	5.6	5.7
Expected return on plan assets	(10.6)	(9.2)	(7.5)	(2.4)	(2.0)	(1.7)
Amortization of prior service cost	0.1	0.1	0.5	0.3	0.2	0.1
Amortization of net loss	5.1	4.8	7.4	1.2	0.5	0.4
Amortization of transition obligation	—	—	—	0.2	0.2	0.1
Curtailment (gain) loss	—	—	—	—	(1.8)	(1.0)
Settlement (gain) loss	—	—	—	0.3	0.3	—
Net pension expense	$4.1	$5.4	$10.1	$8.4	$5.7	$6.2

The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net pension expense over the next fiscal year is $10.8 million. The prior service cost to be amortized from accumulated other comprehensive income into net pension expense over the next fiscal year is immaterial.
General Cable evaluates its actuarial assumptions at least annually, and adjusts them as necessary. The Company uses a measurement date of December 31 for all of its defined benefit pension plans. The weighted average assumptions used in determining benefit obligations were:

	U.S. Plans		Non-U.S. Plans
	Dec 31, 2011	Dec 31, 2010	Dec 31, 2011	Dec 31, 2010
Discount rate	4.70%	5.50%	5.20%	5.40%
Expected rate of increase in future compensation levels	2.00%	2.00%	4.40%	3.80%

The weighted average assumptions used to determine net pension expense were:

	U.S. Plans			Non-U.S. Plans
	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009
Discount rate	5.40%	6.00%	5.75%	5.60%	6.20%	6.28%
Expected rate of increase in future compensation levels	2.00%	2.00%	2.50%	4.30%	5.50%	4.44%
Long-term expected rate of return on plan assets	8.50%	8.50%	8.50%	7.20%	6.90%	7.06%

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
The weighted-average long-term expected rate of return on assets is based on input from actuaries, including their review of historical 10-year, 20-year, and 25-year rates of inflation and real rates of return on various broad equity and bond indices in conjunction with the diversification of the asset portfolio. The Company’s overall investment strategy is to diversify its investments for the qualified U.S. defined benefit pension plan based on an asset allocation assumption of 65% allocated to equity investments, with an expected real rate of return of 8%, and 35% to fixed-income investments, with an expected real rate of return of 2%, and an assumed long-term rate of inflation of 3%. Equity investments primarily include investments in large-cap and mid-cap companies primarily located in the United States. The actual asset allocations were 66% of equity investments and 34% of fixed-income investments at December 31, 2011 and 68% of equity investments and 32%% of fixed-income investments at December 31, 2010. Approximately 29% and 27% of plan assets were concentrated in two mutual funds as of December 31, 2011 and 2010, respectively. The expected long-term rate of return on assets for qualified non-U.S. defined benefit plans is based on a weighted-average asset allocation assumption of 35% allocated to equity investments, 63% to fixed-income investments and 2% to other investments. The actual weighted-average asset allocations were 35% of equity investments, 64% of fixed-income investments and 1% of other investments at December 31, 2011 and 47% of equity investments, 51% of fixed-income investments and 2% of other investments at December 31, 2010. Management believes that long-term asset allocations on average and by location will approximate the Company’s assumptions and that the long-term rate of return used by each country that is included in the weighted-average long-term expected rate of return on assets is a reasonable assumption.
The fair value of the Company’s pension plan assets at December 31, 2011 by asset category are as follows (in millions):

		Quoted prices in Active Markets for Identical	Significant Observable	Significant Unobservable
Asset Category	Total	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Equity Securities	$81.3	$81.0	$0.3	$—
Mutual Funds	50.7	36.3	14.4	—
Short Term Investments	3.3	—	3.3	—
Equitable Contract	1.4	—	1.4	—
Fixed Income	25.6	—	25.6	—
Coal Lease (1)	4.4	—	—	4.4
Total	$166.7	$117.3	$45.0	$4.4
The fair value of the Company’s pension plan assets at December 31, 2010 by asset category are as follows (in millions):

		Quoted prices in Active Markets for Identical	Significant Observable	Significant Unobservable
Asset Category	Total	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Equity Securities	$82.5	$82.1	$0.4	$—
Mutual Funds	69.6	33.0	36.6	—
Short Term Investments	2.3	—	2.3	—
Equitable Contract	1.5	—	1.5	—
Fixed Income	—	—	—	—
Coal Lease (1)	4.6	—	—	4.6
Total	$160.5	$115.1	$40.8	$4.6

(1)
The Company’s interest represents approximately 26% of the lease which is currently between American Premier Underwriters (APU), the Lessor and CONSOL Energy (CONSOL), the Lessee. The lease pertains to real property mined by CONSOL located in Pennsylvania.

The following table represents details of the fair value measurements using significant unobservable inputs (Level 3):

Coal Lease
Beginning balance at January 1, 2010	$4.6
Change in fair value of plan assets	—
Purchases, sales, transfers, and settlements	—
Ending balance December 31, 2010	$4.6
Change in fair value of plan assets	(0.2)
Purchases, sales, transfers, and settlements	—
Ending balance at December 31, 2011	$4.4

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
General Cable’s expense under both U.S. and non-U.S. defined benefit pension plans is determined using the discount rate as of the beginning of the fiscal year, so 2012 expense for the pension plans will be based on the weighted-average discount rate of 4.7% for U.S. defined benefit pension plans and 5.2% for non-U.S. defined benefit pension plans.
The Company expects to contribute, at a minimum, $9.0 million to its defined benefit pension plans for 2012. The estimated future benefit payments expected to be paid for the Company’s defined benefit pension plans are $16.0 million in 2012, $16.6 million in 2013, $16.8 million in 2014, $17.6 million in 2015, $17.5 million in 2016 and $92 million in 2017 and thereafter.
Postretirement Benefits Other Than Pensions
General Cable has postretirement benefit plans that provide medical and life insurance for certain retirees and eligible dependents. General Cable funds the plans as claims or insurance premiums are incurred. The changes in accrued postretirement benefits were as follows (in millions):

	Dec 31, 2011	Dec 31, 2010
Changes in Benefit Obligation:
Beginning benefit obligation	$8.0	$9.3
Service cost	0.1	0.1
Interest cost	0.3	0.4
Actuarial loss	(0.4)	(1.0)
Benefits paid	(0.9)	(0.9)
Foreign currency impact	—	0.1
Ending benefit obligation	$7.1	$8.0
Funded status at end of year	$(7.1)	$(8.0)
Amounts Recognized in Consolidated Balance Sheets:
Accrued liabilities	$(1.0)	$(1.2)
Other liabilities	$(6.1)	$(6.8)
Recognized in Accumulated Other Comprehensive Income:
Net actuarial loss	$1.1	$1.6
Prior service cost	(0.3)	(0.3)
	$0.8	$1.3

Net postretirement benefit expense included the following components (in millions):

	Year ended
	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009
Postretirement benefit expense:
Service cost	$0.1	$0.1	$0.1
Interest cost	0.3	0.4	0.5
Amortization of prior service cost	(0.1)	(0.1)	(0.1)
Amortization of net loss	0.1	0.1	0.2
Net postretirement benefit expense	$0.4	$0.5	$0.7

The estimated net (gain) loss and prior service cost for the postretirement benefit plans that will be amortized from accumulated other comprehensive income into net postretirement benefit expense over the next fiscal year will be immaterial in the coming year.
The discount rate used in determining the accumulated postretirement benefit obligation was 3.50% for the year ended December 31, 2011, 4.25% for the year ended December 31, 2010 and 4.75% for the year ended December 31, 2009. The discount rate used in determining the net postretirement benefit expense was 4.25% for the year ended December 31, 2011, 4.75% for the year ended December 31, 2010 and 5.50% for the year ended December 31, 2009. The assumed health-care cost trend rate used in measuring the accumulated postretirement benefit obligation in 2011 was 8.50% decreasing gradually to 4.50% in year 2019 and thereafter, in 2010 was 8.50%, decreasing gradually to 4.50% in year 2019 and thereafter and in 2009 was 9.00% decreasing gradually to 4.50% in year 2019 and thereafter. Increasing the assumed health-care cost trend rate by 1% would result in an increase in the accumulated postretirement benefit obligation of $0.3 million for 2011. The effect of this change would increase net postretirement benefit expense by less than $0.1 million. Decreasing the assumed health-care cost trend rate by 1% would result in a decrease in the accumulated postretirement benefit obligation of $0.3 million for 2011. The effect of this change would decrease net postretirement benefit expense by less than $0.1 million.
The estimated future benefit payments expected to be paid for the Company’s postretirement benefits other than pensions are $1.0 million in 2012, $1.0 million in 2013, $0.8 million in 2014, $0.7 million in 2015, $0.6 million in 2016 and $2.8 million in 2017 and thereafter.
Defined Contribution Plans
Expense under both U.S. and non-U.S. defined contribution plans generally equals up to six percent of each eligible employee’s covered compensation based on the location and status of the employee. The net defined contribution plan expense recognized was $9.3 million, $8.6 million and $8.4 million, respectively, for the years ended December 31, 2011, 2010 and 2009.

13. Total Equity
The components of accumulated other comprehensive income (loss) as of December 31, 2011 and December 31, 2010, respectively, consisted of the following (in millions):

	December 31, 2011		December 31, 2010
	Company common shareholders	Noncontrolling interest	Company common shareholders	Noncontrolling interest
Foreign currency translation adjustment	$(12.0)	$(18.3)	$53.5	$(14.8)
Pension adjustments, net of tax	(63.0)	(3.2)	(47.4)	(0.8)
Change in fair value of derivatives, net of tax	(27.7)	(0.6)	9.8	(0.5)
Company deferred stock held in rabbi trust, net of tax	7.3	—	7.3	—
Other	0.3	—	0.3	—
Accumulated other comprehensive income (loss)	$(95.1)	$(22.1)	$23.5	$(16.1)

Comprehensive income consists of the following (in millions):

	Fiscal Years Ended
	December 31, 2011		December 31, 2010
	Company common shareholders	Noncontrolling interest	Company common shareholders	Noncontrolling interest
Net income (1)	$84.1	$1.1	$69.5	$7.4
Currency translation gain (loss)	(65.5)	(3.5)	12.5	(19.2)
Defined benefit plan adjustments, net of tax	(15.6)	(2.4)	(2.3)	—
Change in fair value of derivatives, net of tax	(37.5)	(0.1)	22.2	(0.7)
Comprehensive income	$(34.5)	$(4.9)	$101.9	$(12.5)

(1)	Net income before preferred stock dividend payments
General Cable is authorized to issue 200 million shares of common stock and 25 million shares of preferred stock.
The Company issued 2,070,000 shares of General Cable 5.75% Series A Redeemable Convertible Preferred Stock (“Series A preferred stock”) on November 24, 2003 and subsequent to the November 9, 2005 inducement offer, 76,002 shares and 76,202 are outstanding under the original terms of the Series A preferred stock issuance as of December 31, 2011 and 2010. The Company paid fees and expenses of $4.2 million related to this transaction, which included an underwriting discount of $3.4 million. The Series A preferred stock was offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act.
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
The Company accounts for its Deferred Compensation Plan in accordance with ASC 710 - Compensation — General, as it relates to arrangements where amounts earned are held in rabbi trusts. Assets of the Trust, other than the nonvested and subsequently vested stock and restricted stock of the Company, are invested in funds covering a variety of securities and investment strategies, approximately 89% are invested in mutual funds and the remaining 11% are invested in a General Cable stock fund. Mutual funds available to participants are publicly quoted and reported at market value. The Company accounts for these investments as trading securities in accordance with ASC 320 - Investments — Debt and Equity Securities. The Trust also holds nonvested and subsequently vested stock and restricted stock shares of the Company. The Company’s nonvested and subsequently vested and restricted stock that are held by the Trust are accounted for in additional paid-in capital as discussed in ASC 718 - Compensation — Stock Compensation.
The market value of mutual fund investments, nonvested and subsequently vested stock and restricted stock in the Trust was $31.9 million and $39.3 million as of December 31, 2011 and 2010, respectively. The market value of the assets held by the Trust, exclusive of the market value of the shares of the Company’s nonvested and subsequently vested restricted stock, restricted stock units held in the deferred compensation plan and Company stock investments by participants’ elections, at December 31, 2011 and December 31, 2010 was $15.2 million and $16.0 million, respectively, and is classified as “other non-current assets” in the consolidated balance sheets. Amounts payable to the plan participants at December 31, 2011 and 2010, excluding the market value of the shares of the Company’s nonvested and subsequently vested restricted stock and restricted stock units held, was $16.9 million and $18.3 million, respectively, and is classified as “other liabilities” in the consolidated balance sheets.
In accordance with ASC 710 - Compensation — General, all market value fluctuations of the Trust assets, exclusive of the shares of nonvested and subsequently vested stock and restricted stock of the Company, are effectively offset by changes in the market value of the deferred compensation liability held by the Trust, which are included as compensation expense in the consolidated statements of operations. Prior to 2010, management had classified the mutual fund assets as available for sale; as such, changes in the value of these investments were recorded in accumulated other comprehensive income.

14. Share-Based Compensation
General Cable has various plans which provide for granting options, restricted stock units and restricted common stock to certain employees and independent directors of the Company and its subsidiaries. The Company recognizes compensation expense for share-based payments based on the fair value of the awards at the grant date. The table below summarizes compensation expense for the Company’s non-qualified stock options based on the fair value method estimated using the Black-Scholes valuation model, and non-vested stock awards, including restricted stock units, and performance-based non-vested stock awards based on the fair value method for the years ended December 31, 2011, 2010 and 2009. The Company records compensation expense related to non-vested stock awards as a component of selling, general and administrative expense.

	Year Ended
(in millions)	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009
Non-qualified stock option expense	$4.8	$4.2	$5.0
Non-vested stock awards expense	2.8	4.2	4.1
Stock unit awards	3.1	0.9	1.8
Performance-based non-vested stock awards expense	1.0	—	—
Total pre-tax share-based compensation expense	$11.7	$9.3	$10.9
Excess tax benefit (deficiency) on share-based compensation (1)	$1.0	$(0.1)	$0.7

(1)	Cash inflows (outflows) recognized as financing and operating activities in the Company’s consolidated statement of cash flows
During the years ended December 31, 2011, 2010 and 2009, cash received from stock option exercises was $1.5 million, $0.4 million and $0.4 million, respectively. The total tax benefit to be realized for tax deductions from these option exercises was $1.0 million, $0.2 million and $0.8 million, respectively. The $4.9 million and $2.5 million tax deductions for all share-based compensation for the years ended December 31, 2011 and 2010, respectively, includes $1.0 million and $(0.1) million of excess tax benefits (deficiencies) that are classified as a cash inflow (outflow) of financing activities and a cash outflow (inflow) from operating activities. The Company has elected the shortcut method to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of ASC 718 - Compensation — Stock Compensation.
General Cable currently has share-based compensation awards outstanding under three plans. These plans allow the Company to fulfill its incentive award obligations generally by granting nonqualified stock options and nonvested stock awards. New shares are issued when nonqualified stock options are exercised and when non-vested stock awards are granted. There have been no material modifications made to these plans during the year ended December 31, 2011 or 2010. On May 10, 2005, the General Cable Corporation 2005 Stock Incentive Plan (“2005 Plan”) was approved and replaced the two previous equity compensation plans, the 1997 Stock Incentive Plan and the 2000 Stock Option Plan. The Compensation Committee of the Board of Directors

will no longer grant any awards under the previous plans but will continue to administer awards which were previously granted under the 1997 and 2000 plans. The 2005 Plan authorized a maximum of 5.8 million shares to be granted. Shares reserved for future grants, including options, under the 2005 Plan, approximated 3.2 million at December 31, 2011.
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
The 2000 Stock Option Plan (“2000 Plan”), as amended, authorized a maximum of 1.5 million non-qualified options to be granted. No other forms of award were authorized under this plan. Stock options were granted to employees selected by the Compensation Committee of the Board or the Chief Executive Officer at prices which were not less than the closing market price on the date of grant. The Compensation Committee (or Chief Executive Officer) had authority to set all the terms of each grant.
The 1997 Stock Incentive Plan (“1997 Plan”) authorized a maximum of 4.7 million nonvested shares, options or units of common stock to be granted. Stock options were granted to employees selected by the Compensation Committee of the Board or the Chief Executive Officer at prices which were not less than the closing market price on the date of grant. The Compensation Committee (or Chief Executive Officer) had authority to set all the terms of each grant.
Stock Options
All options awarded under the 2005 Plan have a term of 10 years from the grant date. The majority of the options vest ratably over three years of continued employment from the grant date. The majority of the options granted under the 2000 Plan will expire in 10 years and become fully exercisable ratably over three years of continued employment or become fully exercisable after three years of continued employment. A summary of stock option activity for the year ended December 31, 2011 is as follows (options in thousands and aggregate intrinsic value in millions):

		Weighted Average	Weighted Average Remaining	Aggregate
	Options Outstanding	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2010	1,458.0	$29.73	6.9 years	$17.3
Granted	222.0	42.87
Exercised	(121.9)	11.95
Forfeited or Expired	(4.7)	56.54
Outstanding at December 31, 2011	1,553.4	$32.92	6.8 years	$4.7
Exercisable at December 31, 2011	958.0	$34.58	5.9 years	$3.7
Options expected to vest in the next twelve months	316.5	$26.30	7.9 years	$0.9

During the years ended December 31, 2011, 2010 and 2009, the weighted average grant date fair value of options granted was $24.11, $13.91 and $9.77, respectively, the total intrinsic value of options exercised was $2.8 million, $0.6 million, and $2.0 million, respectively, and the total fair value of options vested during the periods was $14.3 million, $11.4 million, and $3.3 million, respectively. At December 31, 2011 and 2010, the total compensation cost related to nonvested options not yet recognized was $3.3 million and $2.8 million with a weighted average expense recognition period of 1.8 years and 1.1 years, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model using the following weighted-average assumptions:

	Year Ended
	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009
Risk-free interest rate (1)	2.4%	2.3%	1.4%
Expected dividend yield (2)	N/A	N/A	N/A
Expected option life (3)	5.0 years	5.1 years	4.0 years
Expected stock price volatility (4)	65.6%	65.2%	64.7%
Weighted average fair value of options granted	$24.11	$13.91	$9.77

(1)
Risk-free interest rate — This is the U.S. Treasury rate at the grant date having a term approximately equal to the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.

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

Additional information regarding options outstanding as of December 31, 2011 is as follows (options in thousands):

Range of Option Prices	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price
$0 -$14	128.4	$10.88	2.7	128.4	$10.88
$14 - $28	851.2	$21.76	7.2	477.7	$20.96
$28 -$42	0.7	$31.98	4.3	0.7	$31.98
$42 - $56	304.0	$45.05	8.0	82.0	$50.94
$56 - $70	269.1	$65.05	6.0	269.1	$65.05

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

A summary of all nonvested stock and restricted stock units activity for the year ended December 31, 2011, is as follows (shares in thousands):

	Shares Outstanding	Weighted Average Grant Date Fair Value
Balance, December 31, 2010	668.8	$31.16
Granted	198.8	39.94
Vested	(67.6)	37.43
Forfeited	(13.3)	29.96
Balance, December 31, 2011	786.7	$32.86

The weighted-average grant date fair value of all nonvested shares and restricted stock units granted, the total fair value (in millions) of all nonvested shares and restricted stock units granted, and the fair value (in millions) of all nonvested shares and restricted stock units that have vested during each of the past three years is as follows:

	Year Ended
	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009
Weighted-average grant date fair value of nonvested shares granted	$39.94	$24.75	$19.13
Fair value of nonvested shares granted	$7.9	$6.1	$5.5
Fair value of shares vested	$2.5	$2.9	$4.2

As of December 31, 2011, there was $12.0 million of total unrecognized compensation cost related to all nonvested stock and restricted stock units. The cost is expected to be recognized over a weighted average period of 2.3 years. There are 157 thousand nonvested stock and restricted stock units with a weighted average grant price of $43.28 and a fair value of $6.8 million expected to vest in 2012.

15. Earnings Per Common Share
All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities in undistributed earnings along with common shareholders. The Company applies the two-class method of computing basic and diluted earnings per share. Historically and for the years ended December 31, 2011, 2010 and 2009, the Company did not declare, pay or otherwise accrue a dividend payable to the holders of the Company’s common stock or holders of unvested share-based payment awards (restricted stock). There was no impact on the Company’s earnings per common share — assuming dilution computation.

A reconciliation of the numerator and denominator of earnings per common share-basic to earnings per common share-assuming dilution is as follows (in millions, except per share data):

	Year Ended
	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009
Earnings per share — basic:
Net income attributable to Company common shareholders — for basic EPS computation (1)	$83.8	$69.2	$56.3
Weighted average shares outstanding for basic EPS computation (2,3)	51.9	52.1	52.0
Earnings per common share — basic (3)	$1.61	$1.33	$1.08
Earnings per share — assuming dilution:
Net income attributable to Company common shareholders	$83.8	$69.2	$56.3
Add: Preferred stock dividends on convertible stock	0.3	0.3	0.3
Net income attributable to Company common shareholders — for diluted EPS computation (1)	$84.1	$69.5	$56.6
Weighted average shares outstanding including nonvested shares	51.9	52.1	52.0
Dilutive effect of convertible bonds	0.6	—	—
Dilutive effect of stock options and restricted stock units	0.8	0.6	0.4
Dilutive effect of assumed conversion of preferred stock	0.4	0.4	0.4
Weighted average shares outstanding for diluted EPS computation (2)	53.7	53.1	52.8
Earnings per common share — assuming dilution	$1.57	$1.31	$1.07

(1)	Numerator

(2)	Denominator

(3)	Under the two class method, Earnings per share — basic reflects undistributed earnings per share for both common stock and unvested share-based payment awards (restricted stock).
The Company was authorized by its Board of Directors on October 28, 2011 to institute a stock repurchase program of up to $125 million of common stock (incorporated by reference herein to Exhibit 10.27). The stock repurchase program will be effective for one year. Stock purchases under this program may be made through open market and privately negotiated transactions at times and in such amounts as deemed appropriate by a special committee appointed by the Board. The Company purchased $62.5 million or 2.5 million of common shares at an average price of $24.72 per share under the terms of this program during the year ended December 31, 2011. In 2010 the Company did not have a stock repurchase program and as a result, did not repurchase any of its common stock. The Company did not repurchase any of its stock during 2009 related to its stock repurchase program that expired on October 29, 2009.
As of December 31, 2011, 2010 and 2009 there were approximately 506 thousand, 404 thousand, and 363 thousand stock options excluded from the earnings per common share — assuming dilution computation because their impact was anti-dilutive, respectively.
Certain effects on diluted net income per common share may result in future periods as a result of the Company’s (i) $355.0 million in 0.875% Convertible Notes and the Company’s entry into note hedge and warrant agreements, (ii) $10.6 million in 1.00% Senior Convertible Notes, and (iii) the $429.5 million in Subordinated Convertible Notes during the fourth quarter 2009. Refer to Footnote 9 - Long-Term Debt for a description of the key terms of these transactions.
Under ASC 260 - Earnings per Share and ASC 470 - Debt and because of the Company’s obligation to settle the par value of the 0.875% Convertible Notes, 1.00% Senior Convertible Notes, and the Subordinated Convertible Notes in cash, the Company is not required to include any shares underlying the 0.875% Convertible Notes, 1.00% Senior Convertible Notes and Subordinated Convertible Notes in its weighted average shares outstanding — assuming dilution until the average stock price per share for the quarter exceeds the $50.36, $83.93, and $36.75 conversion price of the 0.875% Convertible Notes, 1.00% Senior Convertible Notes and the Subordinated Convertible Notes, respectively, and only to the extent of the additional shares that the Company may be required to issue in the event that the Company’s conversion obligation exceeds the principal amount of the 0.875% Convertible Notes, the 1.00% Senior Convertible Notes and the Subordinated Convertible Notes.
Regarding the 0.875% Convertible Notes, the average stock price threshold conditions had not been met as of December 31, 2011. At any such time in the future that the threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earnings per share — assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price. In addition, shares underlying the warrants will be included in the weighted average shares outstanding — assuming dilution when the average stock price per share for a quarter exceeds the $76.00 strike price of the warrants, and shares underlying the note hedges, will not be included in the weighted average shares outstanding — assuming dilution because the impact of the shares will always be anti-dilutive.
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

	Shares Underlying 0.875% Convertible	Warrant	Total Treasury Method Incremental	Shares Due to the Company under	Incremental Shares Issued by the Company upon
Share Price	Notes	Shares	Shares (1)	Note Hedges	Conversion (2)
$50.36	—	—	—	—	—
$60.36	1,167,502	—	1,167,502	(1,167,502)	—
$70.36	2,003,400	—	2,003,400	(2,003,400)	—
$80.36	2,631,259	382,618	3,013,877	(2,631,259)	382,618
$90.36	3,120,150	1,120,363	4,240,513	(3,120,150)	1,120,363
$100.36	3,511,614	1,711,088	5,222,702	(3,511,614)	1,711,088

(1)	Represents the number of incremental shares that must be included in the calculation of fully diluted shares under U.S. GAAP.

(2)	Represents the number of incremental shares to be issued by the Company upon conversion of the 0.875% Convertible Notes, assuming concurrent settlement of the note hedges and warrants.
Regarding the 1.00% Senior Convertible Notes, the average stock price threshold conditions had not been met as of December 31, 2011. At any such time in the future the threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earnings per share — assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price.
The following table provides examples of how changes in the Company’s stock price would require the inclusion of additional shares in the denominator of the weighted average shares outstanding — assuming dilution calculation for the 1.00% Senior Convertible Notes.

	Shares Underlying 1.00% Senior	Total Treasury Method
Share Price	Convertible Notes	Incremental Shares (1)
$83.93	—	—
$93.93	13,425	13,425
$103.93	24,271	24,271
$113.93	33,213	33,213
$123.93	40,712	40,712
$133.93	47,091	47,091

(1)	Represents the number of incremental shares that must be included in the calculation of fully diluted shares under U.S. GAAP.

Regarding the Subordinated Convertible Notes, the average stock price threshold conditions had been met as of December 31, 2011 and for the year ended December 31, 2011, 0.6 million shares were considered issuable under the “treasury” method of accounting for the share dilution, and have been included in the Company's earnings per share assuming dilution calculation.
The following table provides examples of how changes in the Company’s stock price would require the inclusion of additional shares in the denominator of the weighted average shares outstanding — assuming dilution calculation for the Subordinated Convertible Notes.

	Shares Underlying Subordinated	Total Treasury Method
Share Price	Convertible Notes	Incremental Shares (1)
$36.75	—	—
$38.75	603,152	603,152
$40.75	1,147,099	1,147,099
$42.75	1,640,151	1,640,151
$44.75	2,089,131	2,089,131

(1)	Represents the number of incremental shares that must be included in the calculation of fully diluted shares under U.S. GAAP.

16. Segment Information
The Company conducts its operations through three geographic reportable segments — North America, Europe and Mediterranean, and ROW, which consists of operations in Latin America, Sub-Saharan Africa, the Middle East and Asia Pacific. The Company’s reportable segments align with the structure of the Company’s internal management organization. All three segments engage in the development, design, manufacturing, marketing and distribution of copper, aluminum, and fiber optic communication, electric utility and electrical infrastructure wire and cable products. In addition to the above products, the ROW segment and the Europe and Mediterranean segment develops, designs, manufactures, markets and distributes construction products and the ROW segment manufactures and distributes rod mill wire and cable products.
Net revenues as shown below represent sales to external customers for each segment. Intersegment sales have been eliminated. For the year ended December 31, 2011 intersegment sales in North America were immaterial. In Europe and Mediterranean intersegment sales were $24.8 million and in ROW intersegment sales were $38.1 million for the year ended December 31, 2011. For the year ended December 31, 2010 intersegment sales in North America were immaterial. In Europe and Mediterranean intersegment sales were $58.2 million and in ROW intersegment sales were $42.2 million for the year ended December 31, 2010. For the year ended December 31, 2009 intersegment sales in North America were immaterial. In Europe and Mediterranean intersegment sales were $64.6 million and in ROW intersegment sales were $26.6 million for the year ended December 31, 2009. The chief operating decision maker evaluates segment performance and allocates resources based on segment operating income. Segment operating income represents income from continuing operations before interest income, interest expense, other income (expense), other financial costs and income tax.
Corporate assets include cash, deferred income taxes, certain property, including property held for sale and prepaid expenses and other certain current and non-current assets.

	Year Ended
(in millions)	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009
Net Sales:
North America	$2,120.2	$1,785.0	$1,484.6
Europe and Mediterranean	1,735.7	1,498.6	1,562.7
ROW	2,010.8	1,581.3	1,337.9
Total	$5,866.7	$4,864.9	$4,385.2
Segment operating Income:
North America	$121.8	$96.9	$19.8
Europe and Mediterranean	30.3	36.8	70.2
ROW	95.9	88.7	89.9
Total	$248.0	$222.4	$179.9
Capital Expenditures:
North America	$22.2	$20.5	$28.8
Europe and Mediterranean	41.1	32.9	78.3
ROW	58.5	63.0	36.5
Total	$121.8	$116.4	$143.6
Depreciation Expense:
North America	$27.2	$28.9	$29.2
Europe and Mediterranean	38.3	35.8	34.9
ROW	31.9	20.1	20.7
Total	$97.4	$84.8	$84.8
Total Assets:
North America	$791.4	$866.7
Europe and Mediterranean	1,435.2	1,476.0
ROW	1,908.4	1,833.8
Corporate	235.4	151.2
Total	$4,370.4	$4,327.7

Revenues by Major Product Lines Revenues to external customers are attributable to sales of electric utility, electrical infrastructure, construction, communications and rod mill wire product lines.

	Year Ended
(in millions)	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009
Electric Utility	$1,851.3	$1,501.4	$1,494.4
Electrical Infrastructure	1,708.3	1,345.7	1,095.2
Construction	1,395.3	1,196.7	1,008.5
Communications	655.3	593.7	626.1
Rod Mill Products	256.5	227.4	161.0
Total	$5,866.7	$4,864.9	$4,385.2

Geographic Information The following table presents net sales to unaffiliated customers by country of destination for the last three years and long-lived assets by country as of December 31:

	Net Sales			Long-lived Assets
	Year Ended			Year Ended
(in millions)	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009	Dec 31, 2011	Dec 31, 2010
United States	$1,712.2	$1,471.6	$1,239.9	$220.1	$226.8
Spain	400.1	405.6	453.2	180.0	194.7
Others	3,754.4	2,987.7	2,692.1	1,083.2	1,100.5
Total	$5,866.7	$4,864.9	$4,385.2	$1,483.3	$1,522.0

17. Commitments and Contingencies
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
At December 31, 2011 and 2010, General Cable had an accrued liability of approximately $1.9 million and $1.5 million, respectively, for various environmental-related liabilities of which General Cable is aware. While it is difficult to estimate future environmental-related liabilities accurately, General Cable does not currently anticipate any material adverse impact on its results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.
In connection with the sale of certain business to Southwire Company in 2001, the Company has agreed to indemnify Southwire Company against certain environmental liabilities arising out of the operation of the business it sold to Southwire. The indemnity is for a ten-year period from the closing of the sale, which ended in the fourth quarter of 2011, and is subject to an overall limit of $20 million. At this time, there are no claims outstanding under this indemnity.
As part of the acquisition of Silec, SAFRAN SA agreed to indemnify General Cable against environmental losses arising from breach of representations and warranties on environmental law compliance and against losses arising from costs General Cable could incur to remediate property acquired based on a directive of the French authorities to rehabilitate property in regard to soil, water and other underground contamination arising before the closing date of the purchase. These indemnities are for a six-year period which ended in 2011 while General Cable operates the businesses subject to sharing of certain losses (with SAFRAN covering 100% of losses in year one, 75% in years two and three, 50% in year four, and 25% in years five and six). The indemnities are subject to an overall limit of 4.0 million euros. As of December 31, 2011, there were no claims outstanding under this indemnity. In addition, SAFRAN SA agreed to indemnify the Company for the full amount of losses arising from, related to or attributable to practices, if any, that are similar to previous practices investigated by the French competition authority for alleged competition law violations related to medium and high voltage cable markets. The Company has asserted a claim under this indemnity against SAFRAN SA related to the European Commission's Statement of Objections, which is described in more detail below, to preserve our rights should an unfavorable outcome occur.
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
In addition, Company subsidiaries have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by the Company. As of December 31, 2011, General Cable was a defendant in approximately 29,064 cases brought in Federal District Courts throughout the United States. With regards to the approximately 626 remaining cases, General Cable has aggressively defended these cases based upon either lack of product identification as to General Cable manufactured asbestos-containing product and/or lack of exposure to asbestos dust from the use of General Cable product. In the last 20 years, General Cable has had no cases proceed to verdict. In many of the cases, General Cable was dismissed as a defendant before trial for lack of product identification.
For cases outside the Multidistrict Litigation (“MDL”) as of December 31, 2011, Plaintiffs have asserted monetary damages in 281 cases. In 146 of these cases, plaintiffs allege only damages in excess of some dollar amount (about $175 thousand per plaintiff); in these cases there are no claims for specific dollar amounts requested as to any defendant. In 134 other cases pending in state and federal district courts (outside the MDL), plaintiffs seek approximately $346 million in damages from as many as 110 defendants. In one case, plaintiffs have asserted damages related to General Cable in the amount of $10 million. In addition, in relation to these 281 cases, there are claims of $178 million in punitive damages from all of the defendants. However, many of the plaintiffs in these cases allege non-malignant injuries. At December 31, 2011 and 2010, General Cable had accrued, on a gross basis, approximately $5.1 million and had recorded approximately $0.6 million and $0.5 million of insurance recoveries for these lawsuits, respectively. The net amount of $4.5 million and $4.6 million, as of December 31, 2011 and 2010, respectively, represents the Company’s best estimate in order to cover resolution of future asbestos-related claims.
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
On July 5, 2011, the European Commission issued a Statement of Objections in relation to its ongoing competition investigation to a number of wire and cable manufacturers in the submarine and underground power cables business, including the Company's Spanish affiliate and its subsidiary, Silec. The allegations related to Silec are for the eleven months following its acquisition by our Spanish affiliate, for which we have filed a claim for indemnification from Safran to preserve our rights should an unfavorable outcome occur. A Statement of Objections is a procedural document in which the European Commission communicates its preliminary views in regard to possible infringement of European competition law and allows the companies identified in the Statement to present procedural and substantive arguments in response before a final decision is made. Any unfavorable decision by the European Commission is subject to appeal. The Statement of Objections issued to the Company alleges that two affiliates in Europe engaged in violations of competition law in the underground power cables businesses for a limited period of time. The Company has responded to the Statement of Objections on October 28, 2011 and intends to continue to vigorously defend itself against the allegations in the course of future proceedings with the European Commission on the Statement of Objections.
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

During the fourth quarter of 2011, the Company became aware of a potential claim involving multiple parties regarding the failure of a newly installed transformer in France, which was manufactured and installed by an independent third party, at a customer's hydroelectric plant. The Company supplied and installed cables and terminations to the transformer, which failed as it was being energized. The transformer was significantly damaged and the customer is alleging losses consisting of damage to the transformer and consequential damages due to its inability to operate the facility. The customer retained a court appointed technical expert to review the evidence to determine the root cause of the transformer failure and to allocate liability to the parties found responsible for such losses. The investigation is ongoing at this time and the Company believes it has substantial defenses to potential liability in regard to the transformer failure. At this time, the Company is unable to predict with any certainty an estimated range of damages or whether it will have liability, if any, attributable to the transformer failure.

One of the Company's Brazilian subsidiaries is involved in an administrative proceeding with a state treasury office regarding whether tax incentives granted to the Company by one Brazilian state are applicable to goods sold in another Brazilian state from September 2008 to December 31, 2009. The Company believes it correctly relied on the tax incentives granted and that it has substantial defenses to their disallowance by the Brazilian state claimant.  The principal amount claimed to be due during the contested period is approximately $8 million which does not include penalties and interest which could be substantial.
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
General Cable has entered into various leases related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. Future minimum rental payments required under non-cancelable lease agreements at December 31, 2011 were as follows: 2012 — $20.0 million, 2013 — $13.3 million, 2014 — $13.1 million, 2015 — $8.2 million, 2016 — $5.7 million and thereafter $11.5 million. Rental expense recorded in income from continuing operations was $20.7 million, $19.0 million and $23.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.
As of December 31, 2011, the Company had $38.4 million in letters of credit, $257.8 million in various performance bonds and $231.0 million in other guarantees. Other guarantees include bank guarantees and advance payment bonds. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self-insurance claims, defined benefit plan obligations, contract performance, quality and other various bank and financing guarantees. Advance payment bonds are often required by customers when we obtain advance payments to secure the production of cable for long term contracts. The advance payment bonds provide the customer protection on their deposit in the event that the Company does not perform under the contract.

18. Unconsolidated Affiliated Companies
Unconsolidated affiliated companies are those in which the Company generally owns less than 50 percent of the outstanding voting shares. The Company does not control these companies and accounts for its investments in them on the equity basis. The unconsolidated affiliated companies primarily manufacture or market wire and cable products in our ROW segment. As of December 31, 2011 and 2010, the Company has recorded on its consolidated balance sheets an investment in unconsolidated affiliated companies of $18.6 million and $17.3 million, respectively. The Company’s share of the income of these companies is reported in the consolidated statements of operations under “Equity in net earnings of affiliated companies.” In 2011, 2010 and 2009, equity in net earnings of affiliated companies was $2.9 million, $1.4 million, and $0.9 million, respectively. As of December 31, 2011, the Company’s ownership percentage was as follows: PDTL Trading Company Ltd. 49%, Colada Continua Chilean, S.A. 41%, Minuet Realty Corp. 40%, Nostag GmBH & Co. KG 33%, Pakistan Cables Limited 24.6%, Keystone Electric Wire & Cable Co., Ltd. 20% and Thai Copper Rod Company Ltd. 18%.

19. Fair Value Disclosure
Effective January 1, 2008, the Company adopted Fair Value Measurements and Disclosures, which provides a framework for measuring fair value. ASC 820 - Fair Value Measurement defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 - Fair Value Measurement also eliminated the deferral of gains and losses at inception of certain derivative contracts whose fair value was not evidenced by market observable data. ASC 820 - Fair Value Measurement requires that the impact of this change in accounting for derivative contracts be recorded as an adjustment to beginning retained earnings in the period of adoption.
The Company determined the fair market values of its financial instruments based on the fair value hierarchy established in ASC 820 - Fair Value Measurement which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values which are provided in Footnote 2 - Summary of Significant Accounting Policies. The Company carries marketable equity securities held in a rabbi trust as part of the Company’s deferred compensation plan (as discussed in Footnote 13 - Total Equity) and derivative assets and liabilities at fair value.
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

	Fair Value Measurement
	December 31, 2011					December 31, 2010
(in millions)	Level 1		Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Derivative assets	$—	—	$10.7	$—	$10.7	$—	$36.5	$—	$36.5
Equity securities	15.2	—	—	—	15.2	16.0	—	—	16.0
Total Assets	$15.2		$10.7	$—	$25.9	$16.0	$36.5	$—	$52.5
Liabilities:
Derivative liabilities	$—		$36.2	$—	$36.2	$—	$16.2	$—	$16.2
Total liabilities	$—		$36.2	$—	$36.2	$—	$16.2	$—	$16.2

At December 31, 2011, there were no financial assets or financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). Similarly, there were no nonfinancial assets or nonfinancial liabilities measured at fair value on a non-recurring basis.
With the adoption of ASU 2010-06, there were no significant transfers in and out of Level 1 and Level 2 fair value measurements to be disclosed, as discussed in Footnote 2 - Summary of Significant Accounting Policies.

20. Quarterly Operating Results (Unaudited)
The interim financial information is unaudited. In the opinion of management, the interim financial information reflects all adjustments necessary for a fair presentation of quarterly financial information. Quarterly results have been influenced by seasonal factors inherent in General Cable’s businesses. The sum of the quarters’ earnings per share amounts may not add to full year earnings per share because each quarter is calculated independently, and the sum of the quarters’ other figures may not add to the full year because of rounding. The Company's fiscal quarters consist of 13-week periods ending on the Friday nearest to the end of the calendar months of March, June and September. Summarized historical quarterly financial data for 2011 and 2010 are set forth below (in millions, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Net sales	$1,447.6	$1,532.2	$1,517.8	$1,369.1
Gross profit	167.0	174.6	156.4	127.6
Net income (loss) attributable to Company common shareholders	38.2	37.5	3.6	4.4
Net income (loss) attributable to Company common shareholders — for diluted EPS computation	38.3	37.6	3.7	4.5
Earnings (loss) per common share — basic	$0.73	$0.72	$0.07	$0.09
Earnings (loss) per common share — assuming dilution	$0.70	$0.68	$0.07	$0.09
2010
Net sales	$1,098.0	$1,208.6	$1,200.5	$1,357.8
Gross profit	137.6	144.7	125.3	146.4
Net income attributable to Company common shareholders	(7.8)	23.8	18.1	35.0
Net income attributable to Company common shareholders — for diluted EPS computation	(7.7)	23.9	18.2	35.1
Earnings per common share — basic	$(0.15)	$0.46	$0.35	$0.67
Earnings per common share — assuming dilution	$(0.15)	$0.45	$0.34	$0.66

Quarterly results have been impacted by changes in volume, copper and aluminum prices as well as seasonal factors inherent in the Company's businesses.

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
Condensed Statements of Operations
Year Ended December 31, 2011

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$2,070.3	$3,796.4	$—	$5,866.7
Intercompany	55.9	—	51.3	(107.2)	—
	55.9	2,070.3	3,847.7	(107.2)	5,866.7
Cost of sales	—	1,819.3	3,473.1	(51.3)	5,241.1
Gross profit	55.9	251.0	374.6	(55.9)	625.6
Selling, general and administrative expenses	44.6	142.8	246.1	(55.9)	377.6
Operating income	11.3	108.2	128.5	—	248.0
Other income (expense)	(0.1)	(0.5)	(31.1)	—	(31.7)
Interest income (expense):
Interest expense	(63.0)	(91.6)	(45.9)	101.3	(99.2)
Interest income	88.6	12.0	8.4	(101.3)	7.7
	25.6	(79.6)	(37.5)	—	(91.5)
Income before income taxes	36.8	28.1	59.9	—	124.8
Income tax benefit (provision)	(15.8)	—	(26.7)	—	(42.5)
Equity in net income of subsidiaries	63.1	35.0	0.2	(95.4)	2.9
Net income including noncontrolling interest	84.1	63.1	33.4	(95.4)	85.2
Less: preferred stock dividends	0.3	—	—	—	0.3
Less: net income attributable to noncontrolling interest	—	—	1.1	—	1.1
Net income applicable to Company common shareholders	$83.8	$63.1	$32.3	$(95.4)	$83.8

Condensed Statements of Operations
Year Ended December 31, 2010

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,740.2	$3,124.7	$—	$4,864.9
Intercompany	51.2	0.3	75.4	(126.9)	—
	51.2	1,740.5	3,200.1	(126.9)	4,864.9
Cost of sales	—	1,526.3	2,860.3	(75.7)	4,310.9
Gross profit	51.2	214.2	339.8	(51.2)	554.0
Selling, general and administrative expenses	40.3	131.7	210.8	(51.2)	331.6
Operating income	10.9	82.5	129.0	—	222.4
Other income (expense)	0.1	(0.9)	(27.3)	—	(28.1)
Interest income (expense):
Interest expense	(61.5)	(83.4)	(24.9)	92.8	(77.0)
Interest income	81.6	10.9	5.7	(92.8)	5.4
	20.1	(72.5)	(19.2)	—	(71.6)
Income (loss) before income taxes	31.1	9.1	82.5	—	122.7
Income tax benefit (provision)	(12.0)	20.8	(56.0)	—	(47.2)
Equity in net income (loss) of subsidiaries	50.4	20.5	0.1	(69.6)	1.4
Net income including noncontrolling interest	69.5	50.4	26.6	(69.6)	76.9
Less: preferred stock dividends	0.3	—	—	—	0.3
Less: net income attributable to noncontrolling interest	—	—	7.4	—	7.4
Net income applicable to Company common shareholders	$69.2	$50.4	$19.2	$(69.6)	$69.2

Condensed Statements of Operations
Year Ended December 31, 2009

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,460.2	$2,925.0	$—	$4,385.2
Intercompany	49.3	2.4	42.2	(93.9)	—
	49.3	1,462.6	2,967.2	(93.9)	4,385.2
Cost of sales	—	1,310.8	2,597.1	(42.2)	3,865.7
Gross profit	49.3	151.8	370.1	(51.7)	519.5
Selling, general and administrative expenses	38.9	142.2	210.2	(51.7)	339.6
Operating income	10.4	9.6	159.9	—	179.9
Other income (expense)	0.2	(0.2)	7.0	—	7.0
Interest income (expense):
Interest expense	(69.5)	(70.6)	(36.7)	90.2	(86.6)
Interest income	68.9	21.4	3.5	(90.2)	3.6
Loss on extinguishment of debt	(7.6)	—	—	—	(7.6)
	(8.2)	(49.2)	(33.2)	—	(90.6)
Income before income taxes	2.4	(39.8)	133.7	—	96.3
Income tax (provision)	(1.9)	4.1	(34.9)	—	(32.7)
Equity in net income of subsidiaries	56.1	91.8	0.3	(147.3)	0.9
Net income including noncontrolling interest	56.6	56.1	99.1	(147.3)	64.5
Less: preferred stock dividends	0.3	—	—	—	0.3
Less: net income attributable to noncontrolling interest	—	—	7.9	—	7.9
Net income applicable to Company common shareholders	$56.3	$56.1	$91.2	$(147.3)	$56.3

Condensed Balance Sheets
December 31, 2011

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$0.1	$12.4	$421.6	$—	$434.1
Receivables, net of allowances	—	247.0	833.9	—	1,080.9
Inventories	—	436.3	792.4	—	1,228.7
Deferred income taxes	—	25.4	18.0	—	43.4
Prepaid expenses and other	1.8	23.5	74.7	—	100.0
Total current assets	1.9	744.6	2,140.6	—	2,887.1
Property, plant and equipment, net	0.4	186.3	841.9	—	1,028.6
Deferred income taxes	—	1.9	16.7	—	18.6
Intercompany accounts	1,210.4	378.4	40.1	(1,628.9)	—
Investment in subsidiaries	1,147.1	1,374.3	—	(2,521.4)	—
Goodwill	—	0.8	164.1	—	164.9
Intangible assets, net	—	3.3	178.3	—	181.6
Unconsolidated affiliated companies	—	12.6	6.0	—	18.6
Other non-current assets	8.2	23.4	39.4	—	71.0
Total assets	$2,368.0	$2,725.6	$3,427.1	$(4,150.3)	$4,370.4
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$100.1	$846.4	$—	$946.5
Accrued liabilities	6.4	102.8	310.8	—	420.0
Current portion of long-term debt	10.1	—	146.2	—	156.3
Total current liabilities	16.5	202.9	1,303.4	—	1,522.8
Long-term debt	813.5	34.9	44.2	—	892.6
Deferred income taxes	139.4	(18.1)	78.7	—	200.0
Intercompany accounts	—	1,250.5	378.4	(1,628.9)	—
Other liabilities	—	108.3	134.8	—	243.1
Total liabilities	969.4	1,578.5	1,939.5	(1,628.9)	2,858.5
Total Company shareholders’ equity	1,398.6	1,147.1	1,374.3	(2,521.4)	1,398.6
Noncontrolling interest	—	—	113.3	—	113.3
Total liabilities and equity	$2,368.0	$2,725.6	$3,427.1	$(4,150.3)	$4,370.4

Condensed Balance Sheets
December 31, 2010

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$29.0	$8.0	$421.7	$—	$458.7
Receivables, net of allowances	—	249.7	817.3	—	1,067.0
Inventories, net	—	380.8	738.1	—	1,118.9
Deferred income taxes	—	26.5	13.3	—	39.8
Prepaid expenses and other	1.8	38.3	81.2	—	121.3
Total current assets	30.8	703.3	2,071.6	—	2,805.7
Property, plant and equipment, net	0.4	194.8	844.4	—	1,039.6
Deferred income taxes	—	1.1	10.2	—	11.3
Intercompany accounts	1,169.7	368.0	22.4	(1,560.1)	—
Investment in subsidiaries	1,202.5	1,361.5	—	(2,564.0)	—
Goodwill	—	0.8	174.1	—	174.9
Intangible assets, net	—	3.7	195.9	—	199.6
Unconsolidated affiliated companies	—	11.2	6.1	—	17.3
Other non-current assets	10.0	21.6	47.7	—	79.3
Total assets	$2,413.4	$2,666.0	$3,372.4	$(4,124.1)	$4,327.7
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$110.6	$811.9	$—	$922.5
Accrued liabilities	3.9	103.8	269.0	—	376.7
Current portion of long-term debt	—	—	121.0	—	121.0
Total current liabilities	3.9	214.4	1,201.9	—	1,420.2
Long-term debt	802.9	—	61.6	—	864.5
Deferred income taxes	124.3	(16.7)	94.8	—	202.4
Intercompany accounts	—	1,161.6	398.5	(1,560.1)	—
Other liabilities	0.3	104.2	130.8	—	235.3
Total liabilities	931.4	1,463.5	1,887.6	(1,560.1)	2,722.4
Total Company shareholders’ equity	1,482.0	1,202.5	1,361.5	(2,564.0)	1,482.0
Noncontrolling interest	—	—	123.3	—	123.3
Total liabilities and equity	$2,413.4	$2,666.0	$3,372.4	$(4,124.1)	$4,327.7

Condensed Statements of Cash Flows
Year Ended December 31, 2011

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$53.3	$44.4	$(0.4)	$—	$97.3
Cash flows of investing activities:
Capital expenditures	(0.2)	(21.4)	(100.2)	—	(121.8)
Acquisitions, net of cash acquired	—	—	—	—	—
Proceeds from properties sold	—	2.4	4.1	—	6.5
Other, net	—	(58.2)	59.3	—	1.1
Net cash flows of investing activities	(0.2)	(77.2)	(36.8)	—	(114.2)
Cash flows of financing activities:
Dividends paid	(0.3)	—	—	—	(0.3)
Excess tax benefits from stock-based compensation	1.0	—	—	—	1.0
Intercompany accounts	(21.0)	9.0	12.0	—	—
Proceeds from other debt	—	940.0	951.4	—	1,891.4
Repayments of other debt	—	(905.2)	(930.6)	—	(1,835.8)
Repurchase of common shares	(62.5)	—	—	—	(62.5)
Proceeds from exercise of stock options	1.5	—	—	—	1.5
Dividends paid to non-controlling interest	—	—	(3.8)	—	(3.8)
Net cash flows of financing activities	(81.3)	43.8	29.0	—	(8.5)
Effect of exchange rate changes on cash and cash equivalents	(0.7)	(6.6)	8.1	—	0.8
Increase (decrease) in cash and cash equivalents	(28.9)	4.4	(0.1)	—	(24.6)
Cash and cash equivalents — beginning of period	29.0	8.0	421.7	—	458.7
Cash and cash equivalents — end of period	$0.1	$12.4	$421.6	$—	$434.1

Condensed Statements of Cash Flows
Year Ended December 31, 2010

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$44.3	$27.2	$27.4	$—	$98.9
Cash flows of investing activities:
Capital expenditures	—	(20.1)	(96.3)	—	(116.4)
Acquisitions, net of cash acquired	—	(3.9)	(26.7)	—	(30.6)
Proceeds from properties sold	—	1.2	7.9	—	9.1
Other, net	—	2.8	1.3	—	4.1
Net cash flows of investing activities	—	(20.0)	(113.8)	—	(133.8)
Cash flows of financing activities:
Dividends paid	(0.3)	—	—	—	(0.3)
Excess tax benefits from stock-based compensation	(0.1)	—	—	—	(0.1)
Intercompany accounts	(38.0)	(7.2)	45.2	—	—
Proceeds from other debt	—	145.4	606.8	—	752.2
Repayments of other debt	—	(145.5)	(565.1)	—	(710.6)
Proceeds from exercise of stock options	0.4	—	—	—	0.4
Dividends paid to non-controlling interest	—	—	(4.3)	—	(4.3)
Net cash flows of financing activities	(38.0)	(7.3)	82.6	—	37.3
Effect of exchange rate changes on cash and cash equivalents	—	(2.1)	(41.0)	—	(43.1)
Increase (decrease) in cash and cash equivalents	6.3	(2.2)	(44.8)	—	(40.7)
Cash and cash equivalents — beginning of period	22.7	10.2	466.5	—	499.4
Cash and cash equivalents — end of period	$29.0	$8.0	$421.7	$—	$458.7

Condensed Statements of Cash Flows
Year Ended December 31, 2009

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$49.2	$21.9	$475.2	$—	$546.3
Cash flows of investing activities:
Capital expenditures	—	(28.7)	(114.9)	—	(143.6)
Acquisitions, net of cash acquired	—	(13.7)	—	—	(13.7)
Proceeds from properties sold	—	0.2	0.8	—	1.0
Other, net	—	(3.8)	—	—	(3.8)
Net cash flows of investing activities	—	(46.0)	(114.1)	—	(160.1)
Cash flows of financing activities:
Dividends paid	(0.3)	—	—	—	(0.3)
Excess tax benefits from stock-based compensation	0.7	—	—	—	0.7
Intercompany accounts	(15.1)	7.7	7.4	—	—
Proceeds from other debt	—	316.5	916.5	—	1,233.0
Repayments of other debt	—	(318.8)	(1,074.2)	—	(1,393.0)
Payment of deferred financing fees	(14.5)	—	—	—	(14.5)
Proceeds from exercise of stock options	0.4	—	—	—	0.4
Net cash flows of financing activities	(28.8)	5.4	(150.3)	—	(173.7)
Effect of exchange rate changes on cash and cash equivalents	—	0.8	3.5	—	4.3
Increase (decrease) in cash and cash equivalents	20.4	(17.9)	214.3	—	216.8
Cash and cash equivalents — beginning of period	2.3	28.1	252.2	—	282.6
Cash and cash equivalents — end of period	$22.7	$10.2	$466.5	$—	$499.4

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
A summary of cash and non-cash transactions of the Parent Company’s intercompany account is provided below:

	Year ended
(in millions)	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009
Beginning Balance	$1,169.7	$1,091.5	$1,037.3
Non-cash transactions
Convertible notes and other debt	—	—	8.9
Deferred tax	8.0	30.5	—
Equity based awards	12.7	9.0	10.9
Foreign currency and other	(1.0)	0.7	19.3
Cash transactions	21.0	38.0	15.1
Ending Balance	$1,210.4	$1,169.7	$1,091.5

Dividends
There were no dividend payments to the Parent Company from the Guarantor subsidiaries in the twelve months ended December 31, 2011, 2010, and 2009.
Parent Company Long-Term Debt
At December 31, 2011 and 2010, the Parent Company was party to various long-term financing arrangements, as summarized below (in millions):

(in millions)	Dec 31, 2011	Dec 31, 2010
Subordinated Convertible Notes due 2029	$429.5	$429.5
Debt discount on Subordinated Convertible Notes due 2029	(264.4)	(265.6)
1.00% Senior Convertible Notes due 2012	10.6	10.6
Debt discount on 1.00% Senior Convertible Notes due 2012	(0.5)	(1.1)
0.875% Convertible Notes due 2013	355.0	355.0
Debt discount on 0.875% Convertible Notes due 2013	(40.6)	(59.5)
7.125% Senior Notes due 2017	200.0	200.0
Senior Floating Rate Notes	125.0	125.0
Other	9.0	9.0
Total Parent Company debt	823.6	802.9
Less current maturities	10.1	—
Parent Company Long-term debt	$813.5	$802.9

(in millions)	2012	2013	2014	2015	2016
Debt maturities	$10.1	$314.4	$—	$125.0	$—

Long-term debt related to the Parent Company is discussed in Footnote 9 - Long-Term Debt.
Income Taxes
The Guarantor Subsidiaries’ current year income tax expense is entirely offset by a benefit from the release of reserves for uncertain tax positions. The Non-Guarantor Subsidiaries’ income tax provision reflects the impact of valuation allowances recorded against the deferred tax assets in certain Foreign jurisdictions and an increase in reserves for uncertain tax positions. For additional information on income taxes refer to Footnote 11 - Income Taxes.

Commitments and Contingencies
For contingencies and guarantees related to the Parent Company, refer to Footnote 9 - Long-Term Debt and Footnote 17 - Commitments and Contingencies.
Schedule II
GENERAL CABLE CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts
(in millions)

	For the Year Ended
	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009
Accounts Receivable Allowances:
Beginning balance	$21.1	$21.9	$19.3
Impact of foreign currency exchange rate changes	(0.2)	(2.6)	0.1
Provision	4.4	4.9	8.3
Write-offs	(8.1)	(3.1)	(5.8)
Ending balance	$17.2	$21.1	$21.9
Deferred Tax Valuation Allowance:
Beginning balance	$36.1	$21.1	$11.7
Additions charged to tax expense	6.0	10.1	7.8
Changes attributable to acquisitions and dispositions	—	—	0.2
Changes impacting equity and other movements	(3.7)	5.1	1.8
Reductions from utilization and reassessments	(1.3)	(0.2)	(0.4)
Ending balance	$37.1	$36.1	$21.1