Form 10-Q
period 2012-03-30
GENERAL CABLE CORP /DE/
filed 2012-05-04
CIK 886035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission file number: 1-12983
_____________________________________________
GENERAL CABLE CORPORATION
(Exact name of registrant as specified in its charter)
_____________________________________________

Delaware	06-1398235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 Tesseneer Drive Highland Heights, KY	41076-9753
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (859) 572-8000
_____________________________________________
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
(Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 26, 2012
Common Stock, $0.01 per value	49,767,438

GENERAL CABLE CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL STATEMENTS
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income
(in millions, except per share data)
(unaudited)

	Three Fiscal Months Ended
	March 30, 2012	April 1, 2011
Net sales	$1,432.5	$1,447.6
Cost of sales	1,285.3	1,280.6
Gross profit	147.2	167.0
Selling, general and administrative expenses	93.8	93.9
Operating income	53.4	73.1
Other income (expense)	6.8	7.0
Interest income (expense):
Interest expense	(24.7)	(24.0)
Interest income	1.7	2.0
	(23.0)	(22.0)
Income before income taxes	37.2	58.1
Income tax (provision) benefit	(10.9)	(19.4)
Equity in earnings of affiliated companies	—	0.4
Net income including non-controlling interest	26.3	39.1
Less: preferred stock dividends	0.1	0.1
Less: net income attributable to non-controlling interest	1.3	0.8
Net income attributable to Company common shareholders	$24.9	$38.2
Comprehensive income	76.4	67.7
Earnings per share
Earnings per common share-basic	$0.50	$0.73
Weighted average common shares-basic	49.7	52.1
Earnings per common share-assuming dilution	$0.49	$0.70
Weighted average common shares-assuming dilution	51.1	54.5
See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	March 30, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$427.1	$434.1
Receivables, net of allowances of $21.0 million at March 30, 2012 and $17.2 million at December 31, 2011	1,182.9	1,080.9
Inventories, net	1,267.8	1,228.7
Deferred income taxes	34.1	43.4
Prepaid expenses and other	104.0	100.0
Total current assets	3,015.9	2,887.1
Property, plant and equipment, net	1,051.3	1,028.6
Deferred income taxes	24.8	18.6
Goodwill	167.3	164.9
Intangible assets, net	181.5	181.6
Unconsolidated affiliated companies	18.8	18.6
Other non-current assets	66.5	71.0
Total assets	$4,526.1	$4,370.4
Liabilities and Total Equity
Current Liabilities:
Accounts payable	$937.7	$946.5
Accrued liabilities	427.2	420.0
Current portion of long-term debt	169.9	156.3
Total current liabilities	1,534.8	1,522.8
Long-term debt	944.7	892.6
Deferred income taxes	206.8	200.0
Other liabilities	249.0	243.1
Total liabilities	2,935.3	2,858.5
Commitments and Contingencies
Total Equity:
Redeemable convertible preferred stock, at redemption value (liquidation preference of $50.00 per share):
March 30, 2012 – 76,002 shares outstanding
December 31, 2011 – 76,002 shares outstanding	3.8	3.8
Common stock, $0.01 par value, issued and outstanding shares:
March 30, 2012– 49,767,453 (net of 8,693,465 treasury shares)
December 31, 2011 – 49,697,763 (net of 8,758,267 treasury shares)	0.6	0.6
Additional paid-in capital	668.9	666.7
Treasury stock	(135.5)	(136.5)
Retained earnings	984.0	959.1
Accumulated other comprehensive income (loss)	(48.1)	(95.1)
Total Company shareholders’ equity	1,473.7	1,398.6
Non-controlling interest	117.1	113.3
Total equity	1,590.8	1,511.9
Total liabilities and equity	$4,526.1	$4,370.4
See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Three Fiscal Months Ended
	March 30, 2012	April 1, 2011
Cash flows of operating activities:
Net income (loss) including non-controlling interest	$26.3	$39.1
Adjustments to reconcile net income (loss) to net cash flows of operating activities:
Depreciation and amortization	26.8	27.7
Amortization on restricted stock awards	0.8	1.0
Foreign currency exchange (gain) loss	0.8	0.2
Deferred income taxes	10.0	(6.4)
Excess tax (benefits) deficiencies from stock-based compensation	(0.1)	(0.7)
Convertible debt instruments noncash interest charges	5.4	5.1
(Gain) loss on disposal of property	—	0.1
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in receivables	(82.0)	(100.6)
(Increase) decrease in inventories	(15.9)	(176.8)
(Increase) decrease in other assets	(0.2)	(7.3)
Increase (decrease) in accounts payable, accrued and other liabilities	(6.5)	113.0
Net cash flows of operating activities	(34.6)	(105.6)
Cash flows of investing activities:
Capital expenditures	(35.9)	(26.6)
Proceeds from properties sold	4.2	0.3
Acquisitions, net of cash acquired	—	—
Other	—	0.5
Net cash flows of investing activities	(31.7)	(25.8)
Cash flows of financing activities:
Preferred stock dividends paid	(0.1)	(0.1)
Excess tax benefits (deficiencies) from stock-based compensation	0.1	0.7
Proceeds from other debt	450.0	378.7
Repayments of other debt	(398.3)	(281.5)
Dividends to non-controlling interest	(0.6)	—
Proceeds from exercise of stock options	0.1	0.7
Net cash flows of financing activities	51.2	98.5
Effect of exchange rate changes on cash and cash equivalents	8.1	(10.6)
Increase (decrease) in cash and cash equivalents	(7.0)	(43.5)
Cash and cash equivalents – beginning of period	434.1	458.7
Cash and cash equivalents – end of period	$427.1	$415.2
Supplemental Information
Cash paid during the period for:
Income tax payments, net of refunds	$6.5	$6.1
Interest paid	$14.8	$13.2
Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$28.0	$29.0
See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements of General Cable Corporation and Subsidiaries (“General Cable” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three fiscal months ended March 30, 2012 are not necessarily indicative of results that may be expected for the full year. The December 31, 2011 condensed consolidated balance sheet amounts are derived from the audited financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable’s 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2012. The Company’s fiscal quarters consist of 13-week periods ending on the Friday nearest to the end of the calendar months of March, June and September.

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
The Company’s significant accounting policies are described in Footnote 2 - Accounting Standards to the audited annual consolidated financial statements in the 2011 Form 10-K. In the three months ended March 30, 2012, there have been no significant changes to these policies. In the three months ended March 30, 2012 there have been no accounting pronouncements issued that are expected to have a significant effect on the consolidated financial statements. The following accounting pronouncements were adopted and became effective with respect to the Company in 2012 and 2011:

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2011-04 accounting guidance related to fair value measurements ASC 820 - Fair Value Measurement. The new guidance provides clarification to existing standards, and also provides new required disclosures, primarily related to Level 3 fair value measurements. This guidance became effective for the Company on January 1, 2012. The adoption of this guidance did not have a material impact on the consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05 accounting guidance related to the presentation requirements for components of comprehensive income ASC 220 - Comprehensive Income. This update was amended in December 2011 by ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05. This update defers only those changes in update ASU No. 2011-05 that relate to the presentation of reclassification adjustments. All other requirements in update ASU No. 2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. ASU No. 2011-05 and 2011-12 are effective for fiscal years (including interim periods) beginning after December 15, 2011. This guidance is effective for the Company and the Company has presented other comprehensive income in a single continuous financial statement, which was previously presented within the Statements of Consolidated Stockholders' Equity.

In September 2011, the FASB issued ASU No. 2011-08 accounting guidance related to the testing of goodwill for impairment
ASC 350 - Intangibles-Goodwill and Other. Under this guidance, entities will have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value. This guidance will become effective for the Company on December 31, 2012. The adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

3.	Acquisitions and Divestitures
General Cable actively seeks to identify key global macroeconomic and geopolitical trends in order to capitalize on expanding markets and new niche markets or exit declining or non-strategic markets in order to achieve better returns. The Company also sets aggressive performance targets for its business and intends to refocus or divest those activities which fail to meet targets or do not fit long-term strategies. The Company did not enter into any acquisitions or divestitures in the three months ended

March 30, 2012.

4.	Other income (expense)
Other income (expense) includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated as well as gains and losses on derivative instruments that are not designated as cash flow hedges. During the three months ended March 30, 2012 and April 1, 2011, the Company recorded other income of $6.8 million and $7.0 million, respectively. For the three months ended March 30, 2012, other income was primarily the result of $5.5 million related to gains on derivative instruments that were not designated as cash flow hedges and other income of $2.1 million related to foreign currency transactions. For the three months ended April 1, 2011, other income was primarily the result of $6.0 million related to gains on derivative instruments that were not designated as cash flow hedges and other income of $1.5 million related to foreign currency transactions.

The functional currency of the Company’s subsidiary in Venezuela is the U.S. dollar. The Company remeasures the financial statements of the Venezuelan subsidiary at the rate the Company expects to remit dividends, which is 4.30 Venezuelan Bolivar (“BsF”) per U.S. dollar.

Effective January 1, 2011, the Central Bank of Venezuela and the Ministry of Finance published an amendment to Convenio Cambiario No. 14 (the Exchange Law), whereby the official exchange rate was set at 4.30 BsF per U.S. dollar. See Item 2, “Venezuelan Operations” for additional details.

5.	Inventories
Approximately 81% of the Company’s inventories are valued using the average cost method and all remaining inventories are valued using the first-in, first-out (FIFO) method. All inventories are stated at the lower of cost or market value.

(in millions)	March 30, 2012	December 31, 2011
Raw materials	$297.5	$298.2
Work in process	220.9	199.3
Finished goods	749.4	731.2
Total	$1,267.8	$1,228.7

6.	Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation. Costs assigned to property, plant and equipment related to acquisitions are based on estimated fair values on the acquisition date. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets: new buildings, from 15 to 50 years; and machinery, equipment and office furnishings, from 2 to 15 years. Leasehold improvements are depreciated over the shorter of the lease term or the useful life of the asset, unless acquired in a business combination, in which case the leasehold improvements are amortized over the shorter of the useful life of the asset or a term that includes the reasonably assured life of the lease.

Property, plant and equipment consisted of the following (in millions):

	March 30, 2012	December 31, 2011
Land	$113.3	$110.7
Buildings and leasehold improvements	314.4	303.4
Machinery, equipment and office furnishings	1,112.7	1,062.9
Construction in progress	88.5	95.3
Total – gross book value	1,628.9	1,572.3
Less accumulated depreciation	(577.6)	(543.7)
Total – net book value	$1,051.3	$1,028.6
Depreciation expense for the three fiscal months ended March 30, 2012 was $23.8 million. Depreciation expense for the three fiscal months ended April 1, 2011 was $24.0 million.

The Company periodically evaluates the recoverability of the carrying amount of long-lived assets (including property, plant and equipment and intangible assets with determinable lives) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates events or changes in circumstances based mostly on actual historical operating results, but business plans, forecasts, general and industry trends, and anticipated cash flows are also considered. Impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings. The Company also continually evaluates the estimated useful lives of all long-lived assets and, when warranted, revises such estimates based on current events. No material impairment charges occurred during the three fiscal months ended March 30, 2012 and April 1, 2011.

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

The amounts of goodwill and indefinite-lived intangible assets were as follows in millions of dollars:

	Goodwill				Indefinite-lived assets – Trade names
	North America	Europe and Mediterranean	ROW	Total	North America	Europe and Mediterranean	ROW	Total
Balance, December 31, 2011	$2.3	$2.3	$160.3	$164.9	$2.4	$0.5	$132.3	$135.2
Acquisitions	—	—	—	—	—	—	—	—
Currency translation and other adjustments	—	—	2.4	2.4	—	—	1.7	1.7
Balance, March 30, 2012	$2.3	$2.3	$162.7	$167.3	$2.4	$0.5	$134.0	$136.9
The amounts of other intangible assets – customer relationships were as follows in millions of dollars:

	March 30, 2012	December 31, 2011
Amortized intangible assets:
Customer relationships	$108.3	$108.3
Accumulated amortization	(64.5)	(61.8)
Foreign currency translation adjustment	0.8	(0.1)
Amortized intangible assets, net	$44.6	$46.4
Amortized intangible assets are stated at cost less accumulated amortization as of March 30, 2012 and December 31, 2011. Customer relationships have been determined to have a useful life in the range of 3.5 to 10 years and the Company has accelerated the amortization expense to align with the historical customer attrition rates. The amortization of intangible assets for the first three fiscal months of 2012 and 2011 was $2.7 million and $3.3 million, respectively. The estimated amortization expense during the twelve month periods beginning March 30, 2012 through March 31, 2017, based on exchange rates as of March 30, 2012, are $10.1 million, $9.0 million, $8.2 million, $7.3 million, $6.3 million and $3.7 million thereafter.
8.     Accrued Liabilities
Included within accrued liabilities were accruals related to restructuring and warranty expenses as of March 30, 2012 and December 31, 2011.

Restructuring Accrual
The Company has incurred expenses as a result of cost reduction efforts in Europe in recent years. The expenses primarily relate to employee termination benefits that are payable under local statutory requirements. In the three months ended March 30, 2012 and April 1, 2011, the Company incurred $0.3 million and $5.3 million in charges related to actions taken at various operations in Europe to permanently reduce manufacturing personnel. The accrual balance at March 30, 2012 and December 31, 2011 related to these actions was immaterial. Other expenses related to routine employee reductions for cost savings initiatives throughout the globe, with the exception of the aforementioned actions, were immaterial.

Warranty Accrual
The warranty accrual balance at March 30, 2012 and December 31, 2011 was $11.8 million and $11.5 million. The Company accrues liabilities under service and warranty policies based upon specific claims and a review of historical warranty and service

Tables of Contents

claims experience. Adjustments are made to the accruals as claims data and historical experience change. In addition, the Company incurs discretionary costs to service its products in connection with product performance issues.

Changes in the carrying amount of the service and product warranty accrual are below (in millions):

Balance, December 31, 2011	$11.5
Net provisions for warranties issued	1.0
Net benefits for warranties existing at the beginning of the year	—
Payments related to the warranty accrual	(1.0)
Foreign currency translation	0.3
Balance, March 30, 2012	$11.8

9.	Long-Term Debt

(in millions)	March 30, 2012	December 31, 2011
North America
Subordinated Convertible Notes due 2029	$429.5	$429.5
Debt discount on Subordinated Convertible Notes due 2029	(264.1)	(264.4)
1.00% Senior Convertible Notes due 2012	10.6	10.6
Debt discount on 1.00% Senior Convertible Notes due 2012	(0.3)	(0.5)
0.875% Convertible Notes due 2013	355.0	355.0
Debt discount on 0.875% Convertible Notes due 2013	(35.7)	(40.6)
7.125% Senior Notes due 2017	200.0	200.0
Senior Floating Rate Notes	125.0	125.0
Revolving Credit Facility	86.3	34.9
Other	9.0	9.0
Europe and Mediterranean
Spanish Term Loan	26.3	31.4
Credit facilities	25.7	27.4
Uncommitted accounts receivable facilities	—	2.1
Other	12.6	11.5
Rest of World (“ROW”)
Credit facilities	134.7	118.0
Total debt	1,114.6	1,048.9
Less current maturities	169.9	156.3
Long-term debt	$944.7	$892.6
At March 30, 2012, maturities of long-term debt during the twelve month periods beginning March 30, 2012 through March 30, 2017 are $169.9 million, $344.6 million, $8.3 million, $214.4 million and $1.1 million, respectively, and $376.3 million thereafter. As of March 30, 2012 and December 31, 2011, the Company was in compliance with all material debt covenants as discussed below.

Tables of Contents

The Company’s convertible debt instruments outstanding as of March 30, 2012 and December 31, 2011 are as follows:

	Subordinated Convertible Notes		1.00% Senior Convertible Notes		0.875% Convertible Notes
(in millions)	March 30, 2012	December 31, 2011	March 30, 2012	December 31, 2011	March 30, 2012	December 31, 2011
Face value	$429.5	$429.5	$10.6	$10.6	$355.0	$355.0
Debt discount	(264.1)	(264.4)	(0.3)	(0.5)	(35.7)	(40.6)
Book value	165.4	165.1	10.3	10.1	319.3	314.4
Fair value	453.0	412.3	10.6	9.8	347.9	329.7
Maturity date	Nov 2029		Oct 2012		Nov 2013
Stated annual interest rate	4.50% until Nov 2019 2.25% until Nov 2029		1.00% until Oct 2012		0.875% until Nov 2013
Interest payments	Semi-annually: May 15 & Nov 15		Semi-annually: Apr 15 & Oct 15		Semi-annually: May 15 & Nov15
The 1.00% Senior Convertible Notes and the 0.875% Convertible Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company’s wholly-owned U.S. and Canadian subsidiaries. For additional information on the convertible notes, refer to the Company’s 2011 Annual Report on Form 10-K.

Subordinated Convertible Notes
The Company’s Subordinated Convertible Notes were issued on December 15, 2009 in the amount of $429.5 million as part of an exchange offer. The notes and the common stock issuable upon conversion were registered on a Registration Statement on Form S-4, initially filed with the SEC on October 27, 2009, as amended and as declared effective by the SEC on December 15, 2009. At issuance, the Company separately accounted for the liability and equity components of the instrument, based on the Company’s nonconvertible debt borrowing rate on the instrument’s issuance date of 12.5%. At issuance, the liability and equity components were $162.9 million and $266.6 million, respectively. The equity component (debt discount) is being amortized to interest expense based on the effective interest method. There were no proceeds generated from the transaction and the Company incurred issuance fees and expenses of approximately $14.5 million as a result of the exchange offer which have been proportionately allocated to the liability and equity components of the Subordinated Convertible Notes due in 2029.

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
Proceeds from the 1.00% Senior Convertible Notes were used to partially fund the purchase price of $707.6 million related to the Phelps Dodge International Corporation ("PDIC") acquisition and to pay transaction costs of approximately $12.3 million directly related to the issuance which have been allocated to the liability and equity components in proportion to the allocation of proceeds.

0.875% Convertible Notes
The Company’s 0.875% Convertible Notes were issued in November of 2006 in the amount of $355.0 million. At the time of issuance, the notes and the common stock issuable upon conversion of the notes were registered on a Registration Statement on Form S-3ASR, which was renewed on September 30, 2009 when the Company filed a Renewal Registration Statement for the underlying common stock on Form S-3ASR. The Company separately accounted for the liability and equity components of the instrument based on the Company’s nonconvertible debt borrowing rate on the instrument’s issuance date of 7.35%. At issuance, the liability and equity components were $230.9 million and $124.1 million, respectively. The equity component (debt discount) is being amortized to interest expense based on the effective interest method.

Tables of Contents

Concurrent with the sale of the 0.875% Convertible Notes, the Company purchased note hedges that are designed to mitigate potential dilution from the conversion of the 0.875% Convertible Notes in the event that the market value per share of the Company’s common stock at the time of exercise is greater than approximately $50.36. Under the note hedges that cover approximately 7,048,880 shares of the Company’s common stock, the counterparties are required to deliver to the Company either shares of the Company’s common stock or cash in the amount that the Company delivers to the holders of the 0.875% Convertible Notes with respect to a conversion, calculated exclusive of shares deliverable by the Company by reason of any additional make whole premium relating to the 0.875% Convertible Notes or the Company's election to unilaterally increase the conversion rate as permitted by the indenture governing the 0.875% Convertible Notes. The note hedges expire at the close of trading on November 15, 2013, which is also the maturity date of the 0.875% Convertible Notes, although the counterparties will have ongoing obligations with respect to 0.875% Convertible Notes properly converted on or prior to that date as to which the counterparties have been timely notified.

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

Proceeds from the offering were used to decrease outstanding debt by $87.8 million, including accrued interest, under the Company’s Terminated Credit Facility, to pay $124.5 million for the cost of the note hedges, and to pay transaction costs of approximately $9.4 million directly related to the issuance which have been allocated to the liability and equity components in proportion to the allocation of proceeds. Additionally, the Company received $80.4 million in proceeds from the issuance of the warrants. At the conclusion of these transactions, the net effect of the receipt of the funds from the 0.875% Convertible Notes and the payments and proceeds mentioned above was an increase in cash of approximately $213.7 million, which was used by the Company for general corporate purposes including acquisitions.

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

	7.125% Senior Notes			Senior Floating Rate Notes
(in millions)	March 30, 2012		December 31, 2011	March 30, 2012		December 31, 2011
Face value	$200.0		$200.0	$125.0		$125.0
Fair value	207.2		198.5	117.0		117.5
Interest rate	7.125%		7.125%	2.8%		3.0%
Interest payment	Semi-annually: Apr 1 & Oct 1			3-month LIBOR rate plus 2.375% Quarterly: Jan 1, Apr 1, Jul 1 & Oct 1
Maturity date	Apr 2017			Jul 2015
Guarantee	Jointly and severally guaranteed by the Company’s wholly-owned U.S. and Canadian subsidiaries
Call Option(1)	Beginning Date		Percentage	Beginning Date		Percentage
	April 1, 2012	—	103.563%	April 1, 2009	—	102.0%
	April 1, 2013	—	102.375%	April 1, 2010	—	101.0%
	April 1, 2014	—	101.188%	April 1, 2011	—	100.0%
	April 1, 2015	—	100.000%

(1)	The Company may, at its option, redeem the Notes on or after the stated beginning dates at percentages noted above (plus interest due)

Tables of Contents

The Notes’ indenture contains covenants that limit the ability of the Company and certain of its subsidiaries to (i) pay dividends on, redeem or repurchase the Company’s capital stock; (ii) incur additional indebtedness; (iii) make investments; (iv) create liens; (v) sell assets; (vi) engage in certain transactions with affiliates; (vii) create or designate unrestricted subsidiaries; and (viii) consolidate, merge or transfer all or substantially all assets. However, these covenants are subject to important exceptions and qualifications, one of which permits the Company to declare and pay dividends or distributions on the Series A preferred stock provided there are no default on the Notes and certain financial conditions are met.

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

Asset-Based Revolving Credit Facility (“Revolving Credit Facility”)
On July 22, 2011, the Company entered into a new $400 million asset-based revolving credit facility. The Revolving Credit Facility replaced the Company’s prior $400 million Senior Secured Revolving Credit Facility (“Terminated Credit Facility”), which was set to mature in July 2012. The Revolving Credit Facility contains restrictions in areas consistent with the Terminated Credit Facility, including limitations on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions. In the aggregate, however, the restrictions in the Revolving Credit Facility provide the Company greater flexibility than those under the Terminated Credit Facility, and generally only apply in the event that the Company’s availability under the Revolving Credit Facility falls below certain specific thresholds.

The Revolving Credit Facility has a term of five years and provides for a committed revolving credit line of up to $400 million, of which $40 million is available in a Canadian multi-currency tranche. The Revolving Credit Facility includes a springing maturity concept which is generally applicable only if its the Company's 0.875% Convertible Notes due 2013 or its $125 million Senior Floating Rate Notes due 2015 are not repaid or refinanced within 90 days of their maturity. The commitment amount under the Revolving Credit Facility may be increased by an additional $100 million, subject to certain conditions and approvals as set forth in the credit agreement. The Company capitalized $4.8 million in deferred financing costs in connection with the Revolving Credit Facility in the third quarter of 2011. Also in the third quarter, the Company expensed $1.3 million in unamortized fees and expenses related to the Terminated Credit Facility. The Revolving Credit Facility requires maintenance of a minimum fixed charge coverage ratio of one to one if availability under the Revolving Credit Facility is less than $40 million or 10% of the then existing aggregate lender commitment under the facility. At March 30, 2012 and December 31, 2011, the Company was in compliance with all material covenants under these facilities.

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

The Company’s Revolving Credit Facility is summarized in the table below:

	Revolving Credit Facility
(in millions)	March 30, 2012	December 31, 2011
Outstanding borrowings	$86.3	$34.9
Undrawn availability	280.6	336.0
Interest rate	2.2%	2.9%
Outstanding letters of credit	$18.9	$20.2
Original issuance	Jul 2011
Maturity date	Jul 2016

Tables of Contents

Spanish Term Loans
The table below provides a summary of the Company’s term loans and corresponding fixed interest rate swaps. The proceeds from the Spanish Term Loans were used to partially fund the acquisition of Enica Biskra and for general working capital purposes. There is no remaining availability under these Spanish Term Loans.

	Spanish Term Loans(1)
(in millions)	March 30, 2012	December 31, 2011
Outstanding borrowings	$26.3	$31.4
Fair value	26.6	32.0
Interest rate – weighted average(2)	3.7%	3.7%

(1)	The terms of the Spanish Term Loans are as follows:

(in millions)	Original Amount	Issuance Date	Maturity Date	Interest rate	Loan and Interest payable	Interest rate Swap(2)
Term Loan 1	€20.0	Feb 2008	Feb 2013	Euribor +0.5%	Semi-annual: Aug & Feb	4.2%
Term Loan 2	€10.0	Apr 2008	Apr 2013	Euribor +0.75%	Semi-annual: Apr & Oct	4.58%
Term Loan 3	€21.0	Jun 2008	Jun 2013	Euribor +0.75%	Quarterly: Mar, Jun, Sept & Dec	4.48%
Term Loan 4	€15.0	Sep 2009	Aug 2014	Euribor +2.0%	Quarterly: Mar, Jun, Sept & Dec Principal payments: Feb & Aug	1.54%

(2)	The Company entered into fixed interest rate swaps to coincide with the terms and conditions of the term loans that will effectively hedge the variable interest rate with a fixed interest rate.
At March 30, 2012 and December 31, 2011, the Company was in compliance with all material covenants under these facilities.
Europe and Mediterranean Credit Facilities
The Company’s Europe and Mediterranean credit facilities are summarized in the table below:

	Europe and Mediterranean credit facilities
(in millions)	March 30, 2012	December 31, 2011
Outstanding borrowings	$25.7	$27.4
Undrawn availability	116.9	108.8
Interest rate – weighted average	5.3%	5.2%
Maturity date	Various
Europe and Mediterranean Uncommitted Accounts Receivable Facilities
The Company’s Europe and Mediterranean uncommitted accounts receivable facilities are summarized in the table below:

	Uncommitted accounts receivable facilities
(in millions)	March 30, 2012	December 31, 2011
Outstanding borrowings	$—	$2.1
Undrawn availability	79.3	69.2
Interest rate – weighted average	—%	2.0%
Maturity date	Various
The Spanish Term Loans and certain credit facilities held by one of the Company’s Spanish subsidiaries are subject to certain financial ratios, which include minimum net equity and net debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratios. At March 30, 2012 and December 31, 2011, the Company was in compliance with all material covenants under these facilities.

Tables of Contents

ROW Credit Facilities
The Company’s ROW credit facilities are summarized in the table below:

	ROW credit facilities
(in millions)	March 30, 2012	December 31, 2011
Outstanding borrowings	$134.7	$118.0
Undrawn availability	298.6	270.1
Interest rate – weighted average	5.0%	3.8%
Maturity date	Various
The Company’s ROW credit facilities are short term loans utilized for working capital purposes. Certain credit facilities are subject to financial covenants. The Company was in compliance with all material covenants under these facilities as of March 30, 2012 and December 31, 2011.

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
Fair Value of Derivatives Instruments
The notional amounts and fair values of derivatives designated as cash flow hedges and derivatives not designated as cash flow hedges at March 30, 2012 and December 31, 2011 are shown below (in millions).

Tables of Contents

	March 30, 2012			December 31, 2011
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset(1)	Liability(2)		Asset(1)	Liability(2)
Derivatives designated as cash flow hedges:
Interest rate swaps	$27.0	$0.1	$0.4	$32.1	$—	$0.6
Commodity futures	135.4	4.8	4.6	216.1	3.8	14.0
Foreign currency exchanges	14.6	0.2	0.1	55.4	0.4	1.1
		$5.1	$5.1		$4.2	$15.7
Derivatives not designated as cash flow hedges:
Commodity futures	$200.2	$4.1	$6.3	$133.0	$2.4	$12.6
Foreign currency exchanges	294.7	2.7	3.8	321.7	4.1	7.9
		$6.8	$10.1		$6.5	$20.5

(1)	Balance recorded in “Prepaid expenses and other” and “Other non-current assets”

(2)	Balance recorded in “Accrued liabilities” and “Other liabilities”

Depending on the extent of an unrealized loss position on a derivative contract held by the Company, certain counterparties may require collateral to secure the Company’s derivative contract position. As of March 30, 2012, there were no contracts held by the Company that required collateral to secure the Company’s derivative liability positions. At December 31, 2011, there were contracts held by the Company that required $0.7 million in collateral to secure the Company’s derivative liability positions.

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

	Three fiscal months ended March 30, 2012
(in millions)	Effective Portion recognized in OCI Gain /(Loss)	Reclassified from Accumulated OCI Gain / (Loss)	Ineffective portion and amount excluded from effectiveness testing Gain / (Loss)[1]	Location
Derivatives designated as cash flow hedges:
Interest rate swaps	$0.2	$—	$—	Interest Expense
Commodity futures	8.4	0.7	(0.2)	Cost of Sales
Foreign currency exchanges	(0.1)	(0.6)	—	Other income /(expense)
Total	$8.5	$0.1	$(0.2)

	Three fiscal months ended April 1, 2011
(in millions)	Effective portion recognized in Accumulated OCI Gain / (Loss)	Reclassified from Accumulated OCI Gain / (Loss)	Ineffective portion and amount excluded from effectiveness testing Gain / (Loss)[1]	Location
Derivatives designated as cash flow hedges:
Interest rate swap	$(0.4)	$—	$(0.1)	Interest Expense
Commodity futures	0.3	17.3	0.1	Cost of Sales
Foreign currency exchange	2.6	(0.4)	(0.1)	Other income /(expense)
Total	$2.5	$16.9	$(0.1)

(1)	The ineffective portion and the amount excluded from effectiveness testing for all derivatives designated as cash flow hedges is recognized in other income and expense.

Tables of Contents

For derivative instruments that are not designated as cash flow hedges, the unrealized gain or loss on the derivatives is reported in current earnings. For the three fiscal months ended March 30, 2012 and April 1, 2011, the Company recorded a gain of $5.5 million and $6.0 million for derivative instruments not designated as cash flow hedges in other income (expense) on the condensed consolidated statements of operations.
Other Forward Pricing Agreements
In the normal course of business, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exception because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At March 30, 2012 and December 31, 2011, the Company had $32.0 million and $36.3 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At March 30, 2012 and December 31, 2011, the fair value of these arrangements was $32.1 million and $35.3 million, respectively, and the Company had an unrealized gain of $0.1 million and an unrealized loss of $1.0 million, respectively, related to these transactions. The Company believes the unrealized gains (losses) under these agreements will be largely offset as a result of firm sales price commitments with customers. Depending on the extent of the unrealized loss position on certain forward pricing agreements, certain counterparties may require collateral to secure the Company’s forward purchase agreements. There were no funds posted as collateral as of March 30, 2012 or December 31, 2011.

11.	Income Taxes
During the first quarter of 2012, the Company accrued approximately $2.6 million of income tax expense for uncertain tax positions likely to be taken in the current year and for interest and penalties on tax positions taken in prior periods, all of which would have a favorable impact on the effective tax rate, if recognized. The Company recognized a tax benefit of $3.0 million (including penalties and interest) in the first quarter of 2012 due primarily to the expiration of statute of limitations for certain tax exposures.

The Company files income tax returns in numerous tax jurisdictions around the world. Due to uncertainties regarding the timing and outcome of various tax audits, appeals and settlements, it is difficult to reliably estimate the amount of unrecognized tax benefits that could change within the next twelve months. The Company believes it is reasonably possible that approximately $11 million of unrecognized tax benefits could change within the next twelve months due to the resolution of tax audits and statute of limitations expiration.

Tax years that are open for examination and assessment by the Internal Revenue Service are 2007 through 2011. The IRS is currently in the process of examining the Company's 2007 - 2010 consolidated income tax returns. With limited exceptions, tax years prior to 2007 are no longer open in major foreign, state, or local tax jurisdictions.

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

Tables of Contents

The components of net periodic benefit cost for pension benefits were as follows (in millions):

	Three Fiscal Months Ended
	March 30, 2012		April 1, 2011
	U.S. Plans	Non-U.S Plans	U.S Plans	Non-U.S. Plans
Service cost	$0.4	$0.8	$0.4	$0.8
Interest cost	1.9	1.5	2.1	1.5
Expected return on plan assets	(2.3)	(0.6)	(2.4)	(0.6)
Amortization of prior service cost	—	0.2	0.1	0.1
Amortization of net loss	2.1	0.3	1.1	0.3
Amortization of translation obligation	—	—	—	0.1
Net pension expense	$2.1	$2.2	$1.3	$2.2

Defined benefit pension plan cash contributions for the three fiscal months ended March 30, 2012 were $1.8 million. Defined benefit pension plan cash contributions for the three fiscal months ended April 1, 2011 were $3.0 million.

The Company expects to report a pre-tax non-cash settlement loss of $6.0 million for the termination of a legacy pension plan in the United Kingdom stemming from the 1999 acquisition of BICC in the second quarter of 2012.
Postretirement Benefits Other Than Pensions
General Cable has postretirement benefit plans that provide medical and life insurance for certain retirees and eligible dependents. The Company funds the plans as claims or insurance premiums are incurred.

Net postretirement benefit expense included the following components (in millions):

	Three Fiscal Months Ended
	March 30, 2012	April 1, 2011
Service cost	$—	$0.1
Interest cost	0.1	0.1
Net amortization and deferral	—	—
Net postretirement benefit expense	$0.1	$0.2
Defined Contribution Plans
Expense under both U.S. and non-U.S. defined contribution plans generally equals up to six percent of each eligible employee’s covered compensation based on the location and status of the employee. The net defined contribution plan expense recognized for the three fiscal months ended March 30, 2012 was $2.7 million. The net defined contribution plan expense recognized for the three fiscal months ended April 1, 2011 was $2.6 million.

Tables of Contents

13.     Total Equity
General Cable is authorized to issue 200 million shares of common stock and 25 million shares of preferred stock.
Condensed consolidated statements of changes in equity are presented below for the three months ended March 30, 2012 and April 1, 2011 (in millions):

		General Cable Total Equity
	Total Equity	Preferred Stock Amount	Common Stock Amount	Add’l Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interest
Balance, December 31, 2011	$1,511.9	$3.8	$0.6	$666.7	$(136.5)	$959.1	$(95.1)	$113.3
Comprehensive income (loss):
Net income (loss) including non-controlling interest	26.3					25.0		1.3
Foreign currency translation adj.	44.1						41.0	3.1
Gain (loss) defined benefit plan	—						0.1	(0.1)
Unrealized gain (loss) on financial instruments	6.0						5.9	0.1
Comprehensive income (loss)	76.4
Preferred stock dividend	(0.1)					(0.1)
Excess tax benefit from stock compensation	0.1			0.1
Dividends paid to non-controlling interest	(0.6)							(0.6)
Other – Issuance pursuant to restricted stock, stock options and other	3.1			2.1	1.0
Balance, March 30, 2012	$1,590.8	$3.8	$0.6	$668.9	$(135.5)	$984.0	$(48.1)	$117.1

		General Cable Total Equity
	Total Equity	Preferred Stock Amount	Common Stock Amount	Add’l Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interest
Balance, December 31, 2010	$1,605.3	$3.8	$0.6	$652.8	$(74.0)	$875.3	$23.5	$123.3
Comprehensive income (loss):
Net income including noncontrolling interest	39.1					38.3		0.8
Foreign currency translation adj.	43.1						43.3	(0.2)
Gain (loss) defined benefit plan	—						0.4	(0.4)
Unrealized gain (loss) on financial instruments	(14.5)						(14.5)	—
Comprehensive income (loss)	67.7
Preferred stock dividend	(0.1)					(0.1)
Dividends paid to non-controlling interests	—
Excess tax benefit from stock compensation	0.7			0.7
Other – Issuance pursuant to restricted stock, stock options and other	1.0			3.0	(0.7)			(1.3)
Balance, April 1, 2011	$1,674.6	$3.8	$0.6	$656.5	$(74.7)	$913.5	$52.7	$122.2

Tables of Contents

The components of accumulated other comprehensive income (loss) as of March 30, 2012 and December 31, 2011, respectively, consisted of the following (in millions):

	March 30, 2012		December 31, 2011
	Company common shareholders	Non-controlling interest	Company common shareholders	Non-controlling interest
Foreign currency translation adjustment	$29.0	$(15.2)	$(12.0)	$(18.3)
Pension adjustments, net of tax	(62.9)	(3.3)	(63.0)	(3.2)
Change in fair value of derivatives, net of tax	(21.8)	(0.5)	(27.7)	(0.6)
Company deferred stock held in rabbi trust, net of tax	7.3	—	7.3	—
Other	0.3	—	0.3	—
Accumulated other comprehensive income (loss)	$(48.1)	$(19.0)	$(95.1)	$(22.1)
Comprehensive income consists of the following (in millions):

	Three Fiscal Months Ended
	March 30, 2012		April 1, 2011
	Company common shareholders	Non-controlling interest	Company common shareholders	Non-controlling interest
Net income (1)	$25.0	$1.3	$38.3	$0.8
Currency translation gain (loss)	41.0	3.1	43.3	(0.2)
Change in fair value of pension plan benefit, net of tax	0.1	(0.1)	0.4	(0.4)
Change in fair value of derivatives, net of tax	5.9	0.1	(14.5)	—
Comprehensive income (loss)	$72.0	$4.4	$67.5	$0.2

(1)	Net income before preferred stock dividend payments.
The Company maintains a deferred compensation plan (“Deferred Compensation Plan”) under the terms and conditions disclosed in the Company’s 2011 Annual Report on Form 10-K. The Company accounts for the Deferred Compensation Plan in accordance with ASC 710 - Compensation–General as it relates to arrangements where amounts earned are held in a rabbi trust. The market value of mutual fund investments, nonvested and subsequently vested stock and restricted stock in the rabbi trust was $36.5 million and $31.9 million as of March 30, 2012 and December 31, 2011, respectively. The market value of the assets held by the rabbi trust, exclusive of the market value of the shares of the Company’s nonvested and subsequently vested restricted stock, restricted stock units held in the deferred compensation plan and Company stock investments by participants’ elections, at March 30, 2012 and December 31, 2011 was $17.1 million and $15.2 million, respectively, and is classified as “other non-current assets” in the condensed consolidated balance sheets. Amounts payable to the plan participants at March 30, 2012 and December 31, 2011, excluding the market value of the shares of the Company’s nonvested and subsequently vested restricted stock and restricted stock units held, were $19.1 million and $16.9 million, respectively, and are classified as “other liabilities” in the condensed consolidated balance sheets.

14.	Share-Based Compensation
General Cable has various plans that provide for granting options, restricted stock units and restricted stock to certain employees and independent directors of the Company and its subsidiaries. The Company recognizes compensation expense for share-based payments based on the fair value of the awards at the grant date. The table below summarizes compensation expense for the Company’s non-qualified stock options, non-vested stock awards, including restricted stock units, and performance-based non-vested stock awards based on the fair value method as estimated using the Black-Scholes valuation model for the three fiscal months ended March 30, 2012 and April 1, 2011 (in millions).

	Three Fiscal Months Ended
	March 30, 2012	April 1, 2011
Non-qualified stock option expense	$1.4	$1.1
Non-vested stock awards expense	2.1	1.6
Total pre-tax share-based compensation expense	$3.5	$2.7
Excess tax benefit on share-based compensation(1)	$0.1	$0.7

(1)	Cash inflows (outflows) recognized as financing activities in the condensed consolidated statements of cash flows.

Tables of Contents

The Company records compensation expense related to non-vested stock awards as a component of selling, general and administrative expense. There have been no material changes in financial condition or operations that would affect the method or the nature of the share-based compensation recorded in the current period or the prior comparative periods.

15.	Shipping and Handling Costs
All shipping and handling amounts billed to a customer in a sales transaction are classified as revenue. Shipping and handling costs associated with storage and handling of finished goods and shipments to customers are included in cost of sales and totaled $33.3 million and $34.0 million, respectively, for the three fiscal months ended March 30, 2012 and April 1, 2011.

16.	Earnings (Loss) Per Common Share
The Company applied the two-class method of computing basic and diluted earnings (loss) per share for the three fiscal months ended March 30, 2012 and April 1, 2011. Historically and for the three fiscal months ended March 30, 2012 and April 1, 2011, the Company did not declare, pay or otherwise accrue a dividend payable to the holders of the Company’s common stock or holders of unvested share-based payment awards (restricted stock). A reconciliation of the numerator and denominator of earnings (loss) per common share – basic to earnings (loss) per common share – assuming dilution is as follows (in millions, except per share data):

	Three Fiscal Months Ended
(in millions, except per share data)	March 30, 2012	April 1, 2011
Earnings per common share – basic:
Net income for basic EPS computation (1)	$24.9	$38.2
Weighted average shares outstanding for basic EPS computation (2)	49.7	52.1
Earnings per common share – basic (3)	$0.50	$0.73
Earnings per common share – assuming dilution:
Net income attributable to Company common shareholders	$24.9	$38.2
Add: preferred stock dividends, if applicable	0.1	0.1
Net income for diluted EPS computation(1)	$25.0	$38.3
Weighted average shares outstanding including nonvested shares	49.7	52.1
Dilutive effect of convertible notes	—	1.1
Dilutive effect of stock options and restricted stock units	1.0	0.9
Dilutive effect of assumed conversion of preferred stock	0.4	0.4
Weighted average shares outstanding for diluted EPS computation(2)	51.1	54.5
Earnings per common share – assuming dilution	$0.49	$0.70

(1)	Numerator

(2)	Denominator

(3)	Under the two-class method, Earnings per share – basic reflects undistributed Earnings per share for both common stock and unvested share-based payment awards (restricted stock).

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

Regarding the 0.875% Convertible Notes, the average stock price threshold conditions had not been met as of March 30, 2012. At any such time in the future that threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earnings per share – assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price. In addition, shares underlying the warrants will be included in the weighted average shares outstanding – assuming dilution when the average stock price per share for a quarter exceeds the $76.00 strike price of the warrants, and shares underlying the note hedges, will not be included in the weighted average shares outstanding – assuming dilution because the impact of the shares will always be

Tables of Contents

anti-dilutive.
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

Regarding the 1.00% Senior Convertible Notes, the average stock price threshold conditions had not been met as of March 30, 2012. At any such time in the future that threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earnings per share – assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price.

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

Regarding the Subordinated Convertible Notes, the average stock price threshold conditions had not been met as of March 30, 2012. The average stock price threshold conditions had been met as of April 1, 2011 and 1.1 million shares that were considered issuable under the "treasury" method of accounting for the share dilution have been included in the Company's earnings per share calculation based upon the amount by which the first quarter 2011 average stock price of $40.42 exceeded the conversion price. At any such time in the future that threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earnings per share – assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price.

The following table provides examples of how changes in the Company’s stock price would require the inclusion of additional shares in the denominator of the weighted average shares outstanding – assuming dilution calculation for the Subordinated Convertible Notes.

Tables of Contents

Share Price	Shares Underlying Subordinated Convertible Notes	Total Treasury Method Incremental Shares(1)
$36.75	—	—
$38.75	603,152	603,152
$40.75	1,147,099	1,147,099
$42.75	1,640,151	1,640,151
$44.75	2,089,131	2,089,131

(1)	Represents the number of incremental shares that must be included in the calculation of fully diluted shares under GAAP.

17.	Segment Information
The Company conducts its operations through three geographic operating segments – North America, Europe and Mediterranean, and ROW, which consists of operations in Latin America, Sub-Saharan Africa, Middle East and Asia Pacific. The Company’s operating segments align with the structure of the Company’s internal management organization. All three segments engage in the development, design, manufacturing, marketing and distribution of copper, aluminum, and fiber optic communication, electric utility and electrical infrastructure wire and cable products. In addition to the above products, the Europe and Mediterranean and ROW segments develop, design, manufacture, market and distribute construction products and the ROW segment manufactures and distributes rod mill wire and cable products.

Net revenues as shown below represent sales to external customers for each segment. Intersegment sales have been eliminated. For the three months ended March 30, 2012 and April 1, 2011, intersegment sales in North America were immaterial. In Europe and Mediterranean, intersegment sales were $6.2 million and in ROW, intersegment sales were $8.8 million for the three months ended March 30, 2012, respectively. In Europe and Mediterranean, intersegment sales were $5.4 million and in ROW, intersegment sales were $9.4 million for the three months ended April 1, 2011, respectively. The chief operating decision maker evaluates segment performance and allocates resources based on segment operating income. Segment operating income represents income from continuing operations before interest income, interest expense, other income (expense), other financial costs and income tax. Where applicable, “Corporate” generally includes corporate activity, eliminations and assets such as: cash, deferred income taxes, and certain property, including property held for sale, prepaid expenses and other certain current and non-current assets. Summarized financial information for the Company’s reportable segments for the three fiscal months ended March 30, 2012 and April 1, 2011 is as follows:

	Three Fiscal Months Ended
(in millions)	March 30, 2012	April 1, 2011
Net sales:
North America	$541.2	$541.8
Europe and Mediterranean	415.1	423.1
ROW	476.2	482.7
Total	$1,432.5	$1,447.6
Segment Operating Income:
North America	$30.4	$35.5
Europe and Mediterranean	4.5	13.5
ROW	18.5	24.1
Total	$53.4	$73.1

(in millions)	March 30, 2012	December 31, 2011
Total Assets:
North America	$813.6	$791.4
Europe and Mediterranean	1,487.7	1,435.2
ROW	1,935.8	1,908.4
Corporate	289.0	235.4
Total	$4,526.1	$4,370.4

Tables of Contents

18.	Commitments and Contingencies
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

At March 30, 2012 and December 31, 2011, the Company had an accrued liability of approximately $1.8 million and $1.9 million, respectively, for various environmental-related liabilities to the extent costs are known or can be reasonably estimated as its liability. American Premier Underwriters Inc., a former parent of the Company, agreed to indemnify the Company against all environmental-related liabilities arising out of the Company’s or its predecessors’ ownership or operation of the Indiana Steel & Wire Company and Marathon Manufacturing Holdings, Inc. businesses (which were divested by the Company), without limitation as to time or amount. While it is difficult to estimate future environmental-related liabilities accurately, the Company does not currently anticipate any material adverse impact on its results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.

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

As part of the acquisition of Silec Cable, S.A.S (“Silec”), which was acquired in December 2005, SAFRAN SA agreed to indemnify General Cable against environmental losses arising from breach of representations and warranties on environmental law compliance and against losses arising from costs General Cable could incur to remediate property acquired based on a directive of the French authorities to rehabilitate property in regard to soil, water and other underground contamination arising before the closing date of the purchase. These indemnities were for a six-year period ended in 2011 while General Cable operated the businesses subject to sharing of certain losses (with SAFRAN covering 100% of losses in year one, 75% in years two and three, 50% in year four, and 25% in years five and six). The indemnities were subject to an overall limit of 4.0 million euros. As of March 30, 2012 and December 31, 2011, there were no claims outstanding under this indemnity. In addition, SAFRAN SA agreed to indemnify the Company for the full amount of losses arising from, related to or attributable to practices, if any, that are similar to previous practices investigated by the French competition authority for alleged competition law violations related to medium and high voltage cable markets. The Company has asserted a claim under this indemnity against SAFRAN SA related to the European Commission’s Statement of Objections, which is described in more detail below, to preserve our rights should an unfavorable outcome occur.

In 2007, the Company acquired the worldwide wire and cable business of Freeport-McMoRan Copper and Gold Inc., which operates as PDIC. As part of this acquisition, the seller agreed to indemnify the Company for certain environmental liabilities existing on the purchase closing. The seller’s obligation to indemnify the Company for these particular liabilities generally survived four years from the date the parties executed the definitive purchase agreement unless the Company has properly notified the seller before the expiry of the four year period. The seller also made certain representations and warranties related to environmental matters and the acquired business and agreed to indemnify the Company for breaches of those representation and warranties for a period of four years from the closing date. No indemnification claims for breach of representations and warranties were made during the indemnity period for the transaction.

In addition, Company subsidiaries have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by the Company. As of March 30, 2012, the Company was a defendant in approximately 624 non-maritime cases and 28,438 maritime cases brought in various jurisdictions throughout the United States. As of March 30, 2012 and December 31, 2011, the Company had accrued, on a gross basis, approximately $5.1 million, and as of March 30, 2012 and December 31, 2011 had recovered approximately $0.5 million and $0.6 million of insurance recoveries for these lawsuits, respectively. The Company does not believe that the outcome of the litigation will have a material adverse effect on its condensed consolidated results of operations, financial position or cash flows.

Tables of Contents

On July 5, 2011, the European Commission issued a Statement of Objections in relation to its ongoing competition investigation to a number of wire and cable manufacturers in the submarine and underground power cables business, including the Company's Spanish affiliate and its subsidiary, Silec. The allegations related to Silec are for the eleven months following its acquisition by our Spanish affiliate, for which we have filed a claim for indemnification from Safran to preserve our rights should an unfavorable outcome occur. A Statement of Objections is a procedural document in which the European Commission communicates its preliminary views in regard to possible infringement of European competition law and allows the companies identified in the Statement of Objections to present procedural and substantive arguments in response before a final decision is made. Any unfavorable decision by the European Commission is subject to appeal. The Statement of Objections issued to the Company alleges that two affiliates in Europe engaged in violations of competition law in the underground power cables businesses for a limited period of time. The Company has responded to the Statement of Objections on October 28, 2011 and intends to continue to vigorously defend itself against the allegations in the course of future proceedings with the European Commission on the Statement of Objections.

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

During the fourth quarter of 2011, the Company became aware of a potential claim involving multiple parties regarding the failure of a newly installed transformer in France, which was manufactured and installed by an independent third party, at a customer's hydroelectric plant. The Company supplied and installed cables and terminations to the transformer, which failed as it was being energized. The transformer was significantly damaged and the customer is alleging losses consisting of damage to the transformer and consequential damages due to its inability to operate the facility. The customer retained a court appointed technical expert to review the evidence to determine the root cause of the transformer failure and to allocate liability to the parties found responsible for such losses. The investigation is ongoing at this time and the Company believes it has substantial defenses to potential liability in regard to the transformer failure. At this time, the Company is unable to predict with any certainty an estimated range of damages or whether it will have liability, if any, attributable to the transformer failure. In March 2012, the Company received formal notice of a claim for damages arising from a transformer fire that occurred in December 2010 allegedly resulting in loss of equipment and some consequential damages at a metal processing facility in Iceland. The Company supplied and installed cables and terminations to the transformer, which was manufactured and installed by an independent third party, during 2006 and the first quarter of 2007. The Company's work was inspected and accepted by the customer in March 2007. The Company believes it has substantial defenses to potential liability in regard to the transformer fire and claimed loss. At this time, the Company is unable to predict with any certainty an estimated range of damages or whether it will have any liability, if any, attributable to the transformer fire.

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

The Company has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. At March 30, 2012, future minimum rental payments required under non-cancelable lease agreement during twelve month periods beginning March 30, 2012 through March 30, 2017 are $34.1 million, $32.1 million, $27.8 million, $24.2 million and $22.6 million, respectively, and $18.9 million thereafter.

As of March 30, 2012, the Company had $57.5 million in letters of credit, $281.4 million in various performance bonds and $238.9 million in other guarantees. Other guarantees include bank guarantees and advance payment bonds. These letters of

Tables of Contents

credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self-insurance claims, defined benefit plan obligations, contract performance, quality and other various bank and financing guarantees. Advance payment bonds are often required by customers when we obtain advance payments to secure the production of cable for long term contracts. The advance payment bonds provide the customer protection on their deposit in the event that the Company does not perform under the contract. See “Liquidity and Capital Resources” for excess availability under the Company’s various credit borrowings.

19.	Unconsolidated Affiliated Companies
Unconsolidated affiliated companies are those in which the Company generally owns less than 50 percent of the outstanding voting shares. The Company does not control these companies and accounts for its investments in them on the equity basis. The unconsolidated affiliated companies primarily manufacture or market wire and cable products in our ROW segment. The Company’s share of the income of these companies is reported in the condensed consolidated statements of operations under “Equity in earnings of affiliated companies.” For the three fiscal months ended March 30, 2012, equity in earnings of affiliated companies was immaterial. For the three fiscal months ended April 1, 2011, equity in earnings of affiliated companies was $0.4 million. The net investment in unconsolidated affiliated companies was $18.8 million and $18.6 million as of March 30, 2012 and December 31, 2011, respectively. As of March 30, 2012, the Company’s ownership percentage was as follows: PDTL Trading Company Ltd. 49%, Colada Continua Chilean, S.A. 41%, Minuet Realty Corp. 40%, Nostag GmbH & Co. KG 33%, Pakistan Cables Limited 24.6%, Keystone Electric Wire & Cable Co., Ltd. 20% and Thai Copper Rod Company Ltd. 18%.

20.	Fair Value Disclosure
The fair market values of the Company’s financial instruments are determined based on the fair value hierarchy as discussed in ASC 820 - Fair Value Measurements which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair values are as follows:

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

The Company carries derivative assets and liabilities (Level 2) and marketable equity securities (Level 1) held in the rabbi trust as part of the Company’s Deferred Compensation Plan at fair value. The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices and indices to generate pricing and volatility factors, which are used to value the position. The predominance of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. Marketable equity securities are recorded at fair value, which are based on quoted market prices.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in millions).

	Fair Value Measurement
	March 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Derivative assets	$—	$11.9	$—	$11.9	$—	$10.7	$—	$10.7
Equity securities	17.1	—	—	17.1	15.2	—	—	15.2
Total assets	$17.1	$11.9	$—	$29.0	$15.2	$10.7	$—	$25.9
Liabilities
Derivative liabilities	$—	$15.2	$—	$15.2	$—	$36.2	$—	$36.2
Total liabilities	$—	$15.2	$—	$15.2	$—	$36.2	$—	$36.2

At March 30, 2012, there were no financial assets or financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). Similarly, there were no nonfinancial assets or nonfinancial liabilities measured at fair value on a non-recurring basis.

There were also no significant transfers in and out of Level 1 and Level 2 fair value measurements to be disclosed.

The fair value of the Company's long-term debt, as noted in Note 9,  was estimated using quoted market prices where available. For long-term debt not actively traded, fair values were based on valuations from third-party banks and market quotations for similar types of borrowing arrangements.  If the Company's long-term debt was measured at fair value, it would have been categorized as Level 2 in the fair value hierarchy.

21.	Supplemental Guarantor and Parent Company Condensed Financial Information
General Cable Corporation (“Parent Company”) and its U.S. and Canadian 100% owned subsidiaries (“Guarantor Subsidiaries”) fully and unconditionally guarantee the $10.6 million of 1.00% Senior Convertible Notes, the $355.0 million of 0.875% Convertible Notes, the $200 million of 7.125% Senior Notes due in 2017 and the $125 million of Senior Floating Rate Notes due in 2015 of the Parent Company on a joint and several basis. The following tables present financial information about the Parent Company, Guarantor Subsidiaries and non-guarantor subsidiaries in millions. Intercompany transactions are eliminated.

Condensed Statements of Operations and Comprehensive Income (Loss)
Three fiscal months ended March 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$531.3	$901.2	$—	$1,432.5
Intercompany	7.3	—	11.6	(18.9)	—
	7.3	531.3	912.8	(18.9)	1,432.5
Cost of sales	—	465.8	831.1	(11.6)	1,285.3
Gross profit	7.3	65.5	81.7	(7.3)	147.2
Selling, general and administrative expenses	11.7	31.2	58.2	(7.3)	93.8
Operating income	(4.4)	34.3	23.5	—	53.4
Other expense	—	0.4	6.4	—	6.8
Interest income (expense):
Interest expense	(15.8)	(23.1)	(11.2)	25.4	(24.7)
Interest income	22.0	3.2	1.9	(25.4)	1.7
	6.2	(19.9)	(9.3)	—	(23.0)
Income before income taxes	1.8	14.8	20.6	—	37.2
Income tax provision	(0.8)	(7.2)	(2.9)	—	(10.9)
Equity in net income of subsidiaries and affiliated companies	24.0	16.4	—	(40.4)	—
Net income including noncontrolling interest	25.0	24.0	17.7	(40.4)	26.3
Less: preferred stock dividends	0.1	—	—	—	0.1
Less: net income attributable to noncontrolling interest	—	—	1.3	—	1.3
Net income attributable to Company common shareholders	$24.9	$24.0	$16.4	$(40.4)	$24.9
Comprehensive income (loss)	$25.7	$25.8	$65.3	$(40.4)	$76.4

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss)
Three fiscal months ended April 1, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$528.4	$919.2	$—	$1,447.6
Intercompany	14.2	—	11.1	(25.3)	—
	14.2	528.4	930.3	(25.3)	1,447.6
Cost of sales	—	458.9	832.8	(11.1)	1,280.6
Gross profit	14.2	69.5	97.5	(14.2)	167.0
Selling, general and administrative expenses	11.3	37.5	59.3	(14.2)	93.9
Operating income	2.9	32.0	38.2	—	73.1
Other income (expense)	—	1.0	6.0	—	7.0
Interest income (expense):
Interest expense	(15.7)	(20.1)	(10.7)	22.5	(24.0)
Interest income	19.5	2.9	2.1	(22.5)	2.0
	3.8	(17.2)	(8.6)	—	(22.0)
Income (loss) before income taxes	6.7	15.8	35.6	—	58.1
Income tax provision	(2.5)	(7.6)	(9.3)	—	(19.4)
Equity in net income of subsidiaries	34.1	25.9	—	(59.6)	0.4
Net income including noncontrolling interest	38.3	34.1	26.3	(59.6)	39.1
Less: preferred stock dividends	0.1	—	—	—	0.1
Less: net income attributable to noncontrolling interest	—	—	0.8	—	0.8
Net income applicable to Company common shareholders	$38.2	$34.1	$25.5	$(59.6)	$38.2
Comprehensive income (loss)	$39.4	$53.4	$34.5	$(59.6)	$67.7

Tables of Contents

Condensed Balance Sheets
March 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$0.1	$18.6	$408.4	$—	$427.1
Receivables, net of allowances	—	295.8	887.1	—	1,182.9
Inventories, net	—	459.2	808.6	—	1,267.8
Deferred income taxes	—	23.8	10.3	—	34.1
Prepaid expenses and other	1.8	25.0	77.2	—	104.0
Total current assets	1.9	822.4	2,191.6	—	3,015.9
Property, plant and equipment, net	0.4	182.9	868.0	—	1,051.3
Deferred income taxes	—	1.9	22.9	—	24.8
Intercompany accounts	1,227.4	377.3	39.4	(1,644.1)	—
Investment in subsidiaries	1,217.4	1,455.6	—	(2,673.0)	—
Goodwill	—	0.8	166.5	—	167.3
Intangible assets, net	—	3.3	178.2	—	181.5
Unconsolidated affiliated companies	—	12.8	6.0	—	18.8
Other non-current assets	7.7	25.4	33.4	—	66.5
Total assets	$2,454.8	$2,882.4	$3,506.0	$(4,317.1)	$4,526.1
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$130.0	$807.7	$—	$937.7
Accrued liabilities	8.4	83.9	334.9	—	427.2
Current portion of long-term debt	10.3	—	159.6	—	169.9
Total current liabilities	18.7	213.9	1,302.2	—	1,534.8
Long-term debt	818.7	86.3	39.7	—	944.7
Deferred income taxes	143.7	(16.3)	79.4	—	206.8
Intercompany accounts	—	1,266.8	377.3	(1,644.1)	—
Other liabilities	—	114.3	134.7	—	249.0
Total liabilities	981.1	1,665.0	1,933.3	(1,644.1)	2,935.3
Total Company shareholders’ equity	1,473.7	1,217.4	1,455.6	(2,673.0)	1,473.7
Noncontrolling interest	—	—	117.1	—	117.1
Total liabilities and equity	$2,454.8	$2,882.4	$3,506.0	$(4,317.1)	$4,526.1

Tables of Contents

Condensed Balance Sheets
December 31, 2011

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$0.1	$12.4	$421.6	$—	$434.1
Receivables, net of allowances	—	247.0	833.9	—	1,080.9
Inventories	—	436.3	792.4	—	1,228.7
Deferred income taxes	—	25.4	18.0	—	43.4
Prepaid expenses and other	1.8	23.5	74.7	—	100.0
Total current assets	1.9	744.6	2,140.6	—	2,887.1
Property, plant and equipment, net	0.4	186.3	841.9	—	1,028.6
Deferred income taxes	—	1.9	16.7	—	18.6
Intercompany accounts	1,210.4	378.4	40.1	(1,628.9)	—
Investment in subsidiaries	1,147.1	1,374.3	—	(2,521.4)	—
Goodwill	—	0.8	164.1	—	164.9
Intangible assets, net	—	3.3	178.3	—	181.6
Unconsolidated affiliated companies	—	12.6	6.0	—	18.6
Other non-current assets	8.2	23.4	39.4	—	71.0
Total assets	$2,368.0	$2,725.6	$3,427.1	$(4,150.3)	$4,370.4
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$100.1	$846.4	$—	$946.5
Accrued liabilities	6.4	102.8	310.8	—	420.0
Current portion of long-term debt	10.1	—	146.2	—	156.3
Total current liabilities	16.5	202.9	1,303.4	—	1,522.8
Long-term debt	813.5	34.9	44.2	—	892.6
Deferred income taxes	139.4	(18.1)	78.7	—	200.0
Intercompany accounts	—	1,250.5	378.4	(1,628.9)	—
Other liabilities	—	108.3	134.8	—	243.1
Total liabilities	969.4	1,578.5	1,939.5	(1,628.9)	2,858.5
Total Company shareholders’ equity	1,398.6	1,147.1	1,374.3	(2,521.4)	1,398.6
Noncontrolling interest	—	—	113.3	—	113.3
Total liabilities and equity	$2,368.0	$2,725.6	$3,427.1	$(4,150.3)	$4,370.4

Tables of Contents

Condensed Statements of Cash Flows
Three Fiscal Months Ended March 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$11.9	$2.5	$(49.0)	$—	$(34.6)
Cash flows of investing activities:			—
Capital expenditures	—	(7.1)	(28.8)	—	(35.9)
Proceeds from properties sold	—	0.1	4.1	—	4.2
Acquisitions, net of cash acquired	—	—	—	—	—
Other	—	(15.3)	15.3	—	—
Net cash flows of investing activities	—	(22.3)	(9.4)	—	(31.7)
Cash flows of financing activities:
Preferred stock dividends paid	(0.1)	—	—	—	(0.1)
Excess tax benefits from stock-based compensation	0.1	—	—	—	0.1
Intercompany accounts	(12.7)	(35.4)	48.1	—	—
Proceeds from other debt	—	265.4	184.6	—	450.0
Repayments of other debt	—	(214.0)	(184.3)	—	(398.3)
Dividends paid to non-controlling interest	—	—	(0.6)	—	(0.6)
Proceeds from exercise of stock options	0.1	—	—	—	0.1
Net cash flows of financing activities	(12.6)	16.0	47.8	—	51.2
Effect of exchange rate changes on cash and cash equivalents	0.7	10.0	(2.6)	—	8.1
Increase (decrease) in cash and cash equivalents	—	6.2	(13.2)	—	(7.0)
Cash and cash equivalents – beginning of period	0.1	12.4	421.6	—	434.1
Cash and cash equivalents – end of period	$0.1	$18.6	$408.4	$—	$427.1

Tables of Contents

Condensed Statements of Cash Flows
Three Fiscal Months Ended April 1, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$10.0	$(52.3)	$(63.3)	$—	$(105.6)
Cash flows of investing activities:
Capital expenditures	(0.2)	(3.9)	(22.5)	—	(26.6)
Proceeds from properties sold	—	—	0.3	—	0.3
Acquisitions, net of cash acquired	—	—	—	—	—
Other	—	(2.2)	2.7	—	0.5
Net cash flows of investing activities	(0.2)	(6.1)	(19.5)	—	(25.8)
Cash flows of financing activities:
Preferred stock dividends paid	(0.1)	—	—	—	(0.1)
Excess tax benefits from stock-based compensation	0.7	—	—	—	0.7
Intercompany accounts	(40.0)	13.5	26.5	—	—
Proceeds from other debt	—	180.4	198.3	—	378.7
Repayments of other debt	—	(131.7)	(149.8)	—	(281.5)
Proceeds from exercise of stock options	0.7	—	—	—	0.7
Net cash flows of financing activities	(38.7)	62.2	75.0	—	98.5
Effect of exchange rate changes on cash and cash equivalents	—	(1.0)	(9.6)	—	(10.6)
Increase (decrease) in cash and cash equivalents	(28.9)	2.8	(17.4)	—	(43.5)
Cash and cash equivalents - beginning of period	29.0	8.0	421.7	—	458.7
Cash and cash equivalents - end of period	$0.1	$10.8	$404.3	$—	$415.2
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

Tables of Contents

A summary of cash and non-cash transactions of the Parent Company’s intercompany account is provided below for the three fiscal months ended March 30, 2012 and the twelve months ended December 31, 2011:

(in millions)	March 30, 2012	December 31, 2011
Beginning Balance	$1,210.4	$1,169.7
Non-cash transactions
Deferred tax	3.5	8.0
Equity based awards	3.5	12.7
Foreign currency and other	(2.7)	(1.0)
Cash transactions	12.7	21.0
Ending Balance	$1,227.4	$1,210.4
Dividends
There were no cash dividend payments to the Parent Company from the Guarantor Subsidiaries in the three fiscal months ended March 30, 2012 or April 1, 2011.
Parent Company Long-Term Debt
At March 30, 2012 and December 31, 2011, the Parent Company was party to the following long-term financing arrangements:

(in millions)	March 30, 2012	December 31, 2011
Subordinated Convertible Notes due 2029	$429.5	$429.5
Debt discount on Subordinated Convertible Notes due 2029	(264.1)	(264.4)
1.00% Senior Convertible Notes due 2012	10.6	10.6
Debt discount on 1.00% Senior Convertible Notes due 2012	(0.3)	(0.5)
0.875% Convertible Notes due 2013	355.0	355.0
Debt discount on 0.875% Convertible Notes due 2013	(35.7)	(40.6)
7.125% Senior Notes due 2017	200.0	200.0
Senior Floating Rate Notes	125.0	125.0
Other	9.0	9.0
Total Parent Company debt	829.0	823.6
Less current maturities	10.3	10.1
Parent Company Long-term debt	$818.7	$813.5

(in millions)	Q1 2013	Q1 2014	Q1 2015	Q1 2016	Q1 2017
Debt maturities twelve month period ending	$10.3	$319.3	$—	$125.0	$—
For long-term debt related to the Parent Company, refer to Footnote 9 - Long-Term Debt of the Notes to the Condensed Consolidated Financial Statements.
Commitments and Contingencies
For contingencies and guarantees related to the Parent Company, refer to Footnote 18 - Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements.

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

Certain statements in this report including without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures and the Company’s or management’s beliefs, expectations or opinions, are forward-looking statements, and as such, General Cable desires to take advantage of the “safe harbor” which is afforded to such statements under the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those statements as a result of factors, risks and uncertainties over which the Company has no control. Such factors include, but are not limited to, those stated in Item 1A of the Company’s 2011 Annual Report on Form 10-K as filed with the SEC on February 23, 2012.
Overview
The Company is a global leader in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for use in the energy, industrial, construction, specialty and communications markets. The Company additionally engages in the design, integration, and installation on a turn-key basis for products such as high and extra- high voltage terrestrial and submarine systems. The Company analyzes its worldwide operations based on three geographical segments: North America, Europe and Mediterranean, and Rest of World ("ROW"). The Company believes it has a strong market position in each of the segments in which it competes due to consistent execution of the Company's guiding principles which are:

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
Significant Current Business Trends and Events
The wire and cable industry is competitive, mature and cost driven with minimal differentiation for many product offerings among industry participants from a manufacturing or technology standpoint. Starting in late 2010, the Company has benefited from a recovery in demand. However, demand and pricing levels generally remain low compared to the levels that were achieved prior to the impact of the global financial crisis and economic downturn that began in late 2007. The following are significant trends and events that occurred in the three months ended March 30, 2012 that affected the Company's operating results:

The Company’s reported results are directly influenced by the price of copper, and to a lesser extent, aluminum. The price of copper and aluminum as traded on the London Metal Exchange (“LME”) and COMEX has historically been subject to considerable volatility. The Company continues to experience volatile commodity pricing, primarily copper and aluminum, as well as other cost inputs. Volatility in the price of copper and aluminum and other raw materials, as well as fuel and energy, may in turn lead to significant fluctuations in our cost of sales or revenues. A significant portion of the Company's electric utility and telecommunications business and, to a lesser extent, the Company's electrical infrastructure business has metal escalators and de-escalators included in customer contracts under a variety of price setting and recovery formulas. The remainder of the Company's business requires that volatility in the cost of metals be recovered through negotiated price changes with customers. In these instances, the ability to change the Company's selling prices may lag the movement in metal prices by a period of time as the customer price changes are implemented. Therefore, in the short-term, during periods of escalating raw material cost inputs, to the extent the Company is able to increase prices in the market to recover the higher raw material costs, the Company will generally experience an increase in gross profit from the sale of its relatively lower value inventory as computed under the weighted average inventory costing method. If the Company is unable to increase prices with the rise in the raw material market prices due to low levels of demand or market dynamics, the Company will experience lower gross profit. Conversely, during periods of declining raw material cost inputs, to the extent the Company has to decrease prices in the market due to competitive pressure as the current cost of metals declines, the Company will generally experience downward pressure on its gross profit due to the sale of relatively higher value inventory as computed under the weighted average inventory costing method. If the Company is able to maintain price levels in an environment in which raw material prices are declining due to high levels of demand, the Company will experience higher gross profit. There is no exact future measure of the effect to the Company's profitability of the change of raw material cost inputs due to the unique set of selling variables and the high volume of transactions in any given period, each of which involves numerous individual pricing decisions. In the three months ended March 30, 2012, a 1% change in copper and aluminum costs, would have impacted the cost of sales by approximately $7.7 million. This impact would directly impact gross profit if the Company was unable to adjust selling prices with a change in the price of copper and aluminum. To help reduce this volatility, the Company has implemented various pricing mechanisms and hedges a portion of its metal purchases when there is a firm price commitment for a future delivery but does not engage in speculative metals trading.

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

The Company has access to various credit facilities around the world and believes that it can adequately fund its global working capital requirements through both internal operating cash flow and use of the various credit facilities. Overall, the capital structure changes made in recent years, including entering into the $400 million Revolving Credit Facility in July 2011, creates global operating flexibility to meet working requirement needs and to support organizational and strategic growth. Due to the volatility in metal prices and the fact that metals represent approximately 60% of our product cost at today's levels, the Company's working capital requirements are expected to be variable for the foreseeable future.

The Company continues to actively identify key trends in the industry to capitalize on expanding and new niche markets or exit declining or non-strategic markets in order to achieve better returns. The Company also sets aggressive performance targets for its business and intends to refocus or divest those activities which fail to meet targets or do not fit long-term strategies. No material acquisitions or divestitures were made in the three months ended March 30, 2012; however, the Company completed a greenfield project in India late in 2011 that began operating in 2012 and completed a significant further investment in the Company's operations in Brazil. No material divestitures were made in the three months ended March 30, 2012.

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

The Company's overall financial results discussed in this section of the 2011 Annual Report reflect the above trends.

Results of Operations
The following table sets forth, for the periods indicated, statement of operations data in millions of dollars and as a percentage of net sales. Percentages may not add due to rounding.

	Three Fiscal Months Ended
	March 30, 2012		April 1, 2011
	Amount	%	Amount	%
Net sales	$1,432.5	100.0%	$1,447.6	100.0%
Cost of sales	1,285.3	89.7%	1,280.6	88.5%
Gross profit	147.2	10.3%	167.0	11.5%
Selling, general and administrative expenses	93.8	6.5%	93.9	6.5%
Operating income	53.4	3.8%	73.1	5.0%
Other income (expense)	6.8	0.5%	7.0	0.5%
Interest expense, net	(23.0)	(1.6)%	(22.0)	(1.5)%
Income before income taxes	37.2	2.7%	58.1	4.0%
Income tax (provision) benefit	(10.9)	(0.8)%	(19.4)	(1.3)%
Equity in net earnings of affiliated companies	—	—%	0.4	—%
Net income including non-controlling interest	26.3	1.9%	39.1	2.7%
Less: preferred stock dividends	0.1	—%	0.1	—%
Less: net income attributable non-controlling interest	1.3	0.1%	0.8	0.1%
Net income attributable to Company common shareholders	$24.9	1.7%	$38.2	2.6%
Three Fiscal Months Ended March 30, 2012, Compared with Three Fiscal Months Ended April 1, 2011
Net Sales
The following tables set forth net sales, metal-adjusted net sales, and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for the first quarter of 2011 have been adjusted to reflect the first quarter of 2012 copper average price of $3.78 per pound (a $0.61 decrease compared to the same period in 2011) and the aluminum average price of $1.07 (a $0.13 decrease compared to the same period in 2011). Metal-adjusted net sales, a non-GAAP financial measure, are provided herein in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. The comparable GAAP financial measure is set forth above. See previous discussion of metal price volatility in the “Overview” section.

	Net Sales Three Fiscal Months Ended
	March 30, 2012		April 1, 2011
	Amount	%	Amount	%
North America	$541.2	38%	$541.8	38%
Europe and Mediterranean	415.1	29%	423.1	29%
ROW	476.2	33%	482.7	33%
Total net sales	$1,432.5	100%	$1,447.6	100%

	Metal-Adjusted Net Sales Three Fiscal Months Ended
	March 30, 2012		April 1, 2011
	Amount	%	Amount	%
North America	$541.2	38%	$507.1	38%
Europe and Mediterranean	415.1	29%	393.1	29%
ROW	476.2	33%	438.9	33%
Total metal-adjusted net sales	$1,432.5	100%	$1,339.1	100%
Metal adjustment			108.5
Total net sales	$1,432.5		$1,447.6

	Metal Pounds Sold Three Fiscal Months Ended
	March 30, 2012		April 1, 2011
	Pounds	%	Pounds	%
North America	84.6	33%	79.4	31%
Europe and Mediterranean	73.1	28%	73.7	30%
ROW	101.9	39%	99.9	39%
Total metal pounds sold	259.6	100%	253.0	100%

Net sales decreased $15.1 million to $1,432.5 million in the first quarter of 2012 from $1,447.6 million in the first quarter of 2011. After adjusting first quarter 2011 net sales to reflect the $0.61 decrease in the average monthly copper price per pound and the $0.13 decrease in the average aluminum price per pound, net sales of $1,432.5 million reflects an increase of $93.4 million or 7%, from the metal adjusted net sales of $1,339.1 million in 2011. Volume, as measured by metal pounds sold, increased 6.6 million pounds or 3% to 259.6 million pounds in the first quarter of 2012 as compared to 253.0 million pounds in the first quarter of 2011. Metal pounds sold is provided herein as the Company believes this metric to be an appropriate measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. The increase in sales on a metal adjusted basis is primarily due to favorable selling price/product mix of approximately $99.8 million and increased volume of $19.2 million partially offset by unfavorable foreign currency exchange rate changes on the translation of reported revenues of $25.6 million.

Metal-adjusted net sales in the North America segment increased $34.1 million, or 7%. The increase in sales on a metal adjusted basis is due to favorable selling price/product mix of approximately $20.1 million and increased volume of $15.1 million, partially offset by unfavorable foreign currency exchange rate changes on the translation of reported revenues of $1.1 million, principally related to the Canadian dollar. Volume, as measured by metal pounds sold, increased by 5.2 million pounds, or 7%, in the first quarter of 2012 compared to the first quarter of 2011. The increase in volume is primarily attributable to the electric utility market, specifically metal intensive aerial transmission product shipments.

Metal-adjusted net sales in the Europe and Mediterranean segment increased $22.0 million, or 6%. The increase in sales on a metal adjusted basis is due to favorable selling price/product mix of approximately $40.4 million partially offset by unfavorable foreign currency exchange rate changes on the translation of reported revenues of $16.7 million primarily due to a weaker Euro relative to the U.S. dollar and lower volume of $1.7 million. Volume, as measured by metal pounds sold, decreased by 0.6 million pounds, or 1%, in the first quarter of 2012 compared to the first quarter of 2011. Economic conditions in Iberia remained weak, influencing demand across a broad spectrum of products partially offset by the Company's project related activities in France and Germany.

Metal-adjusted net sales in the ROW segment increased $37.3 million or 8%. The increase in sales on a metal adjusted basis is due to favorable selling price/product mix of approximately $39.3 million and increased volume of $5.8 million, partially offset by unfavorable foreign currency exchange rate changes on the translation of reported revenues of $7.8 million primarily due to the weakening of certain currencies in Central and South America relative to the U.S. dollar . Volume, as measured by metal pounds sold, increased by 2.0 million pounds, or 2%, in the first quarter of 2012 compared to the first quarter of 2011, which is primarily attributable to increase in demand for high voltage metal intensive transmission line products and low-and medium-voltage distribution cables in Brazil as well as for low voltage distribution cables tied to construction activity in the Philippines.
Cost of Sales
Cost of sales remained relatively flat in the three months ended March 30, 2012 as compared to the three months ended April 1, 2011. As previously noted, the cost of sales is raw material intensive with copper and aluminum comprising the major cost components for cable products. At current metal prices, material costs are approximately 85% of total product costs with copper and aluminum metal costs comprising approximately 60% of total product cost.
Gross Profit
Gross profit decreased $19.8 million, or 12%, in the first quarter of 2012 from the first quarter of 2011. Gross profit as a percentage of sales was 10% in the first quarter of 2012 and was 12% in the first quarter of 2011. Prior year first quarter gross profit includes the impact of a steadily rising metal price environment in the months leading into the quarter which increased gross profit as compared to the first quarter of 2012.
Selling, General and Administrative Expense
Selling, general and administrative expense (“SG&A”) remained relatively flat in the first quarter of 2012 at $93.8 million from the first quarter of 2011 at $93.9 million. SG&A as a percentage of metal-adjusted net sales was approximately 7% for the first quarters of 2012 and 2011.
Operating Income (Loss)
The following table sets forth operating income (loss) by segment, in millions of dollars.

	Operating Income (Loss) Three Fiscal Months Ended
	March 30, 2012		April 1, 2011
	Amount	%	Amount	%
North America	$30.4	57%	$35.5	49%
Europe and Mediterranean	4.5	8%	13.5	18%
ROW	18.5	35%	24.1	33%
Total operating income (loss)	$53.4	100%	$73.1	100%
The decrease in operating income for the North America segment of $5.1 million was primarily attributable to the positive impact the Company reported in the first quarter of 2011 as selling prices were rising faster than the average cost of metal prices as compared to the first quarter of 2012.

The decrease in operating income for the Europe and Mediterranean segment of $9.0 million was primarily attributable to the continued weak economic conditions in Europe, principally in Spain, influencing demand and the pricing environment across a broad spectrum of products as well as the positive impact the Company reported in the first quarter of 2011 as selling prices were rising faster than the average cost of metal prices as compared to the first quarter of 2012.

The decrease in operating income for the ROW segment of $5.6 million was primarily attributable to the positive impact the Company reported in the first quarter of 2011 as selling prices were rising faster than the average cost of metal prices as compared to the first quarter of 2012 as well as an unfavorable product mix in Chile due to higher production of copper rod in the first quarter of 2012 as compared to 2011.
Other Income (Expense)
Other income includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated as well as gains and losses on derivative instruments that are not designated as cash flow hedges. During the three months ended March 30, 2012 and April 1, 2011, the Company recorded other income of $6.8 million and other income of $7.0 million, respectively. For the three months ended March 30, 2012, other income was primarily the result of gains of $5.5 million on derivative instruments which were not designated as cash flow hedges and the result of $2.1 million of foreign currency transaction gains which resulted from changes in exchange rates in the various countries in which the Company operates. For the three months ended April 1, 2011, other income was primarily gains of $6.0 million on derivative instruments which were not designated as cash flow hedges and the result of $1.5 million of foreign currency transaction gains which resulted from changes in exchange rates in the various countries in which the Company operates.

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

Effective January 1, 2011, the Central Bank of Venezuela and the Ministry of Finance published an amendment to Convenio Cambiario No. 14 (the Exchange Law), whereby the official exchange rate was set at 4.30 BsF per U.S. dollar, eliminating the 2.60 BsF per U.S. dollar rate previously established for essential goods in the first quarter of 2010. Therefore, the Company can only import copper at the 4.30 BsF per U.S. dollar rate, eliminating gains and losses in the statement of operations for transactions completed at a rate other than the official exchange rate for the three months ended March 30, 2012 and April 1, 2011.
Interest Expense
Net interest expense increased to $23.0 million in the first quarter of 2012 from $22.0 million in the first quarter of 2011. Interest expense increased primarily due to additional debt used to fund higher working capital requirements related to increased volumes.

Tax Provision
The Company’s effective tax rate for the first quarters of 2012 and 2011 was 29.3% and 33.4%, respectively. The tax rate for the first quarter of 2012 included tax benefits recognized due to statute of limitations expirations for certain income tax exposures.
Preferred Stock Dividends
The Company accrued and paid $0.1 million in dividends on its preferred stock in the first quarter of 2012 and 2011.
Liquidity and Capital Resources
The Company maintains a stable financial position as evidenced by the Company's ability to generate substantial cash from operations and access to capital markets at competitive rates. Cash flows from operations as well as borrowings from our various credit facilities provide the primary source for financing operating expenses and other short term liquidity needs. As necessary, the Company funds working capital needs, debt and interest payments, as well as discretionary investment in internal product development, acquisitions, Series A preferred stock dividends, repurchase of common stock and taxes. The overall financial position of the Company reflects the business results and a global liquidity management strategy that incorporates cash needs, economic factors, volatile working capital needs and tax considerations.

General Cable Corporation is a holding company with no operations of its own. All of the Company's operations are conducted, and net sales are generated, by its subsidiaries and investments. Accordingly, the Company's cash flow comes from the cash flows of its global operations. The Company's ability to use cash flow from its international operations, if necessary, has historically been adversely affected by limitations on the Company's ability to repatriate such earnings tax efficiently. As of March 30, 2012, approximately 97% of cash and cash equivalents were held outside of the U.S. by our foreign subsidiaries compared with 98% as of December 31, 2011. If these funds are needed for the Company's operations in the U.S., the Company may be required to accrue and pay U.S. taxes and foreign withholding taxes to repatriate these funds. However, the Company's intent is to indefinitely reinvest these funds outside of the U.S. and current plans do not demonstrate a need to repatriate them to fund U.S. operations. In addition, our Revolving Credit Facility provides the Company flexibility in financing operating expenses and any other short term liquidity needs of our U.S. operations.

Approximately 25% and 21% of the consolidated cash balance as of March 30, 2012 and December 31, 2011, respectively, was held in Venezuela. Operating cash flows attributable to Venezuela were $14.4 million and $24.5 million for the three months ended March 30, 2012 and April 1, 2011, respectively. Venezuela has foreign exchange and price controls which have historically limited the Company's ability to convert bolivars to U.S. dollars and transfer funds out of Venezuela. In Venezuela, government restrictions on the transfer of cash out of the country have limited the Company's ability to repatriate cash.
Summary of Cash Flows
Operating cash outflow of $34.6 million in the three months ended March 30, 2012 reflects a net working capital use of $104.6 million as compared to $171.7 million in the three months ended April 1, 2011. In both periods, the Company experienced increased volume and a rise in average metal prices which caused accounts receivable to increase. In 2012, inventory levels were relatively flat during the first quarter thereby having little operating cash flow impact whereas in 2011 there was a significant inventory increase only partially offset by an increase in the corresponding payables. Days sales outstanding and days in inventory were consistent in the three months ended March 30, 2012 and April 1, 2011. Partially offsetting this net working capital use of cash in the three months ended March 30, 2012 was $70.0 million of overall net cash inflows related to net income adjusted for depreciation and amortization, amortization on restricted stock awards, foreign currency loss, deferred income tax income, excess tax benefits from stock based compensation, and convertible debt instrument non cash interest charges.

Cash flow used by investing activities was $31.7 million in the three months ended March 30, 2012, principally reflecting $35.9 million of capital expenditures. In the current year, the Company continued to focus on projects around the world to upgrade equipment, improve efficiency and throughput and enhance productivity. The Company anticipates capital spending to be approximately $90 million to $110 million in 2012.

Financing activities generated $51.2 million of cash inflows in the three months ended March 30, 2012. The Company evaluates factors such as future operating cash flow requirements, other cash flow expectations, investment and financing strategic plans and the overall cost of capital to determine the appropriate levels of short and long term debt to maintain. Refer to Item 7 - MD&A - Debt and Other Contractual Obligations (section below) for details.

Debt and Other Contractual Obligations
The Company’s outstanding debt obligations were $1,114.6 million as of March 30, 2012 and the Company maintained approximately $808.5 million of excess availability under its various credit facilities around the world. The Company utilizes short and long term debt to address working capital needs, debt repayments, and interest as well as discretionary investments in internal product development, acquisitions, Series A preferred stock dividends, repurchase of common stock and taxes. Short-term liquidity and working capital needs are generally supported through operating cash flows. The Company maintains ratings on its public debt and is a well-known seasoned issuer; therefore, the Company has and expects to continue to obtain market rates on any new borrowings.

On July 22, 2011, the Company entered into a new $400 million asset-based revolving credit facility. The Revolving Credit Facility replaced the Company’s prior $400 million Senior Secured Revolving Credit Facility (“Terminated Credit Facility”), which was set to mature in July 2012. The Revolving Credit Facility contains restrictions in areas consistent with the Terminated Credit Facility, including limitations on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions. In the aggregate, however, the restrictions in the Revolving Credit Facility provide the Company greater flexibility than those under the Terminated Credit Facility, and generally only apply in the event that the Company's availability under the Revolving Credit Facility falls below certain specific thresholds. The Revolving Credit Facility may be used for refinancing certain existing indebtedness and will continue to be used for working capital purchases.

Failure to comply with any of the covenants, financial tests and ratios required by the Company's existing or future debt obligations could result in a default under those agreements and under other agreements containing cross-default provisions, as defined in the Company's Revolving Credit Facility, 1.00% Senior Convertible Notes, 0.875% Convertible Notes, Subordinated Convertible Notes, 7.125% Senior Notes, Senior Floating Rate Notes and various other credit facilities maintained by the Company's restricted subsidiaries. A default would permit lenders to cease making further extensions of credit, accelerate the maturity of the debt under these agreements and foreclose upon any collateral securing that debt. The lenders under the Company's Revolving Credit Facility have a pledge of all of the capital stock of existing and future U.S. and Canadian subsidiaries. The lenders under the Company's Revolving Credit Facility have a lien on substantially all of the Company's U.S. and Canadian assets and a pledge of 65% of the equity interests of certain of the Company's foreign subsidiaries. The Company also has incurred secured debt in connection with some of its European operations. The lenders under these European secured credit facilities also have liens on assets of certain of our European subsidiaries. As a result of these pledges and liens, if the Company fails to meet its payment or other obligations under any of its secured indebtedness, the lenders under the applicable credit agreement would be entitled to foreclose on substantially all of the Company's assets and liquidate these assets. Broadly, cross-default provisions, would permit lenders to cause such indebtedness to become due prior to its stated maturity in the event a default remains unremedied for a period of time under the terms of one or more financing agreements, a change in control or a fundamental change. As of March 30, 2012 and December 31, 2011, the Company was in compliance with all material debt covenants.

The Company’s defined benefit plans at December 31, 2011 were underfunded by $114.7 million. Pension expense for the Company’s defined benefit pension plans for the three fiscal months ended March 30, 2012, was $4.3 million and cash contributions were approximately $1.8 million.

The Company anticipates being able to meet its obligations as they come due based on historical operating and financing experience and the expected availability of funds under its current credit facilities. The Company’s contractual obligations and commercial commitments as of March 30, 2012, (in millions of dollars) are summarized below.

	Payments Due by Period
Contractual obligations(1,2):	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Total debt (excluding capital leases)	$1,110.0	$168.8	$350.4	$214.5	$376.3
Convertible debt at maturity(3)	300.1	0.3	35.7	—	264.1
Capital leases	4.6	1.1	2.5	1.0	—
Interest payments on 7.125% Senior Notes	71.7	14.3	28.6	28.6	0.2
Interest payments on Senior Floating Rate Notes	9.9	3.3	6.6	—	—
Interest payments on 0.875% Convertible Notes	5.1	3.1	2.0	—	—
Interest payments on 1.00% Senior Convertible Notes	0.1	0.1	—	—	—
Interest payments on Subordinated Convertible Notes	259.7	19.3	38.6	38.6	163.2
Interest payments on Spanish term loans	1.4	1.0	0.4	—	—
Operating leases(4)	159.7	34.1	59.9	46.8	18.9
Purchase agreements(5)	32.0	32.0	—	—	—
Preferred stock dividend payments	0.5	0.3	0.2	—	—
Defined benefit pension obligations(6)	176.5	16.0	33.4	35.1	92.0
Postretirement benefits	6.9	1.0	1.8	1.3	2.8
Unrecognized tax benefits, including interest and penalties(7)	—	—	—	—	—
Total	$2,138.2	$294.7	$560.1	$365.9	$917.5

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

(3)	Represents the current debt discount on the Company’s 1.00% Senior Convertible Notes, 0.875% Convertible Notes and Subordinated Convertible Notes.

(4)	Operating lease commitments are described under Footnote 18 - Commitments and Contingencies.

(5)	Represents our firm purchase commitments on our forward pricing agreements as disclosed in Footnote 10 - Financial Instruments.

(6)	Defined benefit pension obligations reflect the Company’s estimates of contributions that will be required in 2012 and future years to meet current law minimum funding requirements.

(7)
Unrecognized tax benefits of $73.1 million have not been reflected in the above table due to the inherent uncertainty as to the amount and timing of settlement, which is contingent upon the occurrence of possible future events, such as examinations and determinations by various tax authorities.

Off Balance Sheet Assets and Obligations
The Company has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. At March 30, 2012, future minimum rental payments required under non-cancelable lease agreement during twelve month periods beginning March 30, 2012 through March 30, 2017 are $34.1 million, $32.1 million, $27.8 million, $24.2 million and $22.6 million, respectively, and $18.9 million thereafter.

As of March 30, 2012, the Company had $57.5 million in letters of credit, $281.4 million in various performance bonds and $238.9 million in other guarantees. Other guarantees include bank guarantees and advance payment bonds. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self-insurance claims, defined benefit plan obligations, contract performance, quality and other various bank and financing guarantees. Advance payment bonds are often required by customers when we obtain advance payments to secure the production of cable for long term contracts. The advance payment bonds provide the customer protection on their deposit in the event that the Company does not perform under the contract. See “Liquidity and Capital Resources” for excess availability under the Company’s various credit borrowings.

See the previous section, “Debt and Other Contractual Obligations,” for information on debt-related guarantees.
Environmental Matters
The Company’s expenditures for environmental compliance and remediation amounted to approximately $0.6 million and $0.7 million for the three months ended March 30, 2012 and April 1, 2011, respectively. In addition, certain of General Cable’s subsidiaries have been named as potentially responsible parties in proceedings that involve environmental remediation. The Company has accrued $1.8 million at March 30, 2012, and $1.9 million at December 31, 2011, for all environmental liabilities. While it is difficult to estimate future environmental liabilities, the Company does not currently anticipate any material adverse effect on results of operations, cash flows or financial position as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs.
Disclosure Regarding Forward-Looking Statements
Certain statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures, understanding of competition, projected sources of cash flow, potential legal liability, proposed legislation and regulatory action, and our management’s beliefs, expectations or opinions, are forward-looking statements, and as such, we desire to take advantage of the “safe harbor” which is afforded to such statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “may,” “anticipate,” “intend,” “estimate,” “project,” “plan,” “assume,” “seek to” or other similar expressions, although not all forward-looking statements contain these identifying words.

Actual results may differ materially from those discussed in forward-looking statements as a result of factors, risks and uncertainties over many of which we have no control. These factors, risks and uncertainties include, but are not limited to, the following: (1) general economic conditions, particularly those in the construction, energy and information technology sectors; (2) the volatility in the price of raw materials, particularly copper and aluminum; (3) our ability to invest in product development, to improve the design and performance of our products; (4) economic, political and other risks of maintaining facilities and selling products in foreign countries; (5) domestic and local country price competition; (6) our ability to successfully integrate and identify acquisitions; (6) the impact of technology; (7) our ability to maintain relationships with our distributors and retailers; (8) the changes in tax rates and exposure to new tax laws; (9) our ability to adapt to current and changing industry standards; (10) our ability to execute large customer contracts; (11) our ability to maintain relationships with key suppliers; (12) the impact of fluctuations in foreign currency rates; (13) compliance with foreign and U.S. laws and regulations; (14) our ability to negotiate extensions of labor agreements; (15) our ability to continue our uncommitted accounts payable confirming arrangements; (16) our exposure to counterparty risk in our hedging arrangements; (17) changes in financial impact on any future plant closures; (18) our ability to achieve target returns on investments in our defined benefit plans; (19) possible future environmental liabilities and asbestos litigation; (20) our ability to properly defend current pending antitrust and competition law; (21) our ability to attract and retain key employees; (22) our ability to make payments on our indebtedness; (23) our ability to comply with covenants in our existing or future financing agreements; (24) lowering of one or more of out debt ratings; (25) our ability to maintain adequate liquidity; the trading price of our common stock; (26) and other material factors. See Item 1A "Risk Factors", for a more detailed discussion on some of these risks.

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
Critical Accounting Policies and Estimates
The Company’s significant accounting policies are described in Footnote 2 - Accounting Standards to the audited annual consolidated financial statements. In the three months ended March 30, 2012, there have been no significant changes to these policies. In the three months ended March 30, 2012, there have been no recent accounting pronouncements that are expected to have a significant effect on the consolidated financial statements.
Venezuelan Operations
Effective January 1, 2011, the Central Bank of Venezuela and the Ministry of Finance published an amendment to Convenio Cambiario No. 14 (the Exchange Law), whereby the official exchange rate was set at 4.30 BsF per U.S. dollar. In the three months ended March 30, 2012 and April 1, 2011 the Company made no copper purchases.

At March 30, 2012 and December 31, 2011, the Company’s total assets in Venezuela were $274.8 million and $286.4 million and total liabilities were $46.4 million and $65.9 million, respectively. At March 30, 2012 and December 31, 2011, total assets included BsF denominated monetary assets of $148.9 million and $138.3 million, which consisted primarily of $107.3 million and $92.9 million of cash, and $38.8 million and $42.2 million of accounts receivable, respectively. At March 30, 2012 and December 31, 2011, total liabilities included BsF denominated monetary liabilities of $29.7 million and $31.1 million, which consisted primarily of accounts payable and other accruals. All monetary assets and liabilities were remeasured at 4.30 BsF per U.S. dollar at March 30, 2012 and December 31, 2011.

Sales in Venezuela were 4% and 3% of consolidated net sales for the three months ended March 30, 2012 and April 1, 2011, respectively. Operating income in Venezuela was 17% and 10% of consolidated operating income for the three months ended March 30, 2012 and April 1, 2011, respectively. For the three months ended March 30, 2012, Venezuela’s sales and cost of goods sold were approximately 97% and 35% BsF denominated and approximately 3% and 65% U.S. dollar denominated, respectively. For the three months ended April 1, 2011, Venezuela’s sales and cost of goods sold were approximately 91% and 29% BsF denominated and approximately 9% and 71% U.S. dollar denominated, respectively.

During the three months ended March 30, 2012 and April 1, 2011, the Company settled $19.6 million and no U.S. dollar denominated intercompany payables and accounts payable in Venezuela, respectively. During the three months ended March 30, 2012, settlements were made at the official exchange rate of 4.30 BsF per U.S. dollar on U.S. dollar denominated intercompany payables and accounts payable. At March 30, 2012, $16.8 million of requests for U.S. dollars to settle U.S. dollar denominated liabilities remained pending, which the Company expects will be settled at the 4.30 BsF per U.S. dollar rate. Approximately $0.1 million of the requested settlements are current, $16.1 million have been pending over 30 days and $0.6 million have been pending over one year. Currency exchange controls in Venezuela continue to limit the Company’s ability to remit funds from Venezuela. We do not consider the net assets of Venezuela to be integral to the Company’s ability to service our debt and operational requirements.

As a result of government restrictions, Venezuela continues to operate in a difficult economic environment. We have historically taken steps to address operational challenges including obtaining approval of copper imports at the 4.30 essential BsF per U.S. dollar rate in the first three months of 2012, purchasing other raw material products domestically, and adjusting prices to reflect raw material cost and adherence to government price controls.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
General Cable is exposed to various market risks, including changes in interest rates, foreign currency and raw material (commodity) prices. To manage risks associated with the volatility of these natural business exposures, General Cable enters into interest rate, commodity and foreign currency derivative agreements, as well as copper and aluminum forward pricing agreements. General Cable does not purchase or sell derivative instruments for trading purposes. General Cable does not engage in trading activities involving commodity contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques. Depending on the extent of an unrealized loss position on a derivative contract held by the Company, certain counterparties may require a deposit to secure the derivative contract position. As of March 30, 2012, there were no contracts held by the Company that required collateral to secure the Company’s derivative liability positions. At December 31, 2011, there were contracts held by the Company that required $0.7 million in collateral to secure the Company’s derivative liability positions.

The notional amounts and fair values of these designated cash flow financial instruments at March 30, 2012 and December 31, 2011 are shown below (in millions).

	March 30, 2012		December 31, 2011
	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash flow hedges:
Interest rate swaps	$27.0	$(0.3)	$32.1	$(0.6)
Commodity futures	135.4	0.2	216.1	(10.2)
Foreign currency forward exchanges	14.6	0.1	55.4	(0.7)
		$—		$(11.5)

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 30, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of March 30, 2012.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 30, 2012, the Company, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this process, management concluded that internal control over financial reporting was effective as of March 30, 2012.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting, as such item is defined in Exchange Act Rules 13a–15(f) and 15d–15(f), during the fiscal quarter ended March 30, 2012, that have materially affected, or are reasonable likely to materially affect the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of the date of this filing, there have been no additional material legal proceedings or material developments in the legal proceedings disclosed in the Company’s 2011 Annual Report on Form 10-K.
ITEM 1A. RISK FACTORS
For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see (i) the risk factors discussion provided under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and (ii) the “Cautionary Statement Regarding Forward-Looking Statements” included in Part I, Item 2 of this Quarterly Report on Form 10-Q.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The employees of the Company do have the right to surrender to the Company shares in payment of minimum tax obligations upon the vesting of grants of common stock under the Company’s equity compensation plans. During the fiscal quarter ended March 30, 2012, 2,064 shares were surrendered to the Company by employees in payment of minimum tax obligations upon the vesting of nonvested stock under the Company’s equity compensation plans, and the average price paid per share was $30.44.

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

General Cable Corporation

Signed:	May 4, 2012	By:	/s/ BRIAN J. ROBINSON
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