Form 10-Q
period 2012-06-29
GENERAL CABLE CORP /DE/
filed 2012-08-03
CIK 886035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2012
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “ large accelerated filer," “accelerated filer,” "non-accelerated filer," and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 26, 2012
Common Stock, $0.01 par value	49,770,652

GENERAL CABLE CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL STATEMENTS
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions, except per share data)
(unaudited)

	Three Fiscal Months Ended		Six Fiscal Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Net sales	$1,478.1	$1,532.2	$2,910.6	$2,979.8
Cost of sales	1,301.1	1,357.6	2,586.4	2,638.2
Gross profit	177.0	174.6	324.2	341.6
Selling, general and administrative expenses	104.4	94.8	198.2	188.7
Operating income	72.6	79.8	126.0	152.9
Other income (expense)	(13.5)	(3.9)	(6.7)	3.1
Interest income (expense):
Interest expense	(25.2)	(23.6)	(49.9)	(47.6)
Interest income	1.6	2.0	3.3	4.0
	(23.6)	(21.6)	(46.6)	(43.6)
Income before income taxes	35.5	54.3	72.7	112.4
Income tax (provision) benefit	(12.0)	(17.2)	(22.9)	(36.6)
Equity in earnings of affiliated companies	0.5	1.0	0.5	1.4
Net income including non-controlling interest	24.0	38.1	50.3	77.2
Less: preferred stock dividends	0.1	0.1	0.2	0.2
Less: net income attributable to non-controlling interest	2.1	0.5	3.4	1.3
Net income attributable to Company common shareholders	$21.8	$37.5	$46.7	$75.7
Comprehensive income (loss)	$(45.7)	$57.5	$30.7	$125.2
Earnings per share
Earnings per common share-basic	$0.44	$0.72	$0.94	$1.45
Weighted average common shares-basic	49.8	52.2	49.8	52.2
Earnings per common share-assuming dilution	$0.43	$0.68	$0.92	$1.39
Weighted average common shares-assuming dilution	51.1	54.9	51.1	54.7
See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	June 29, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$438.8	$434.1
Receivables, net of allowances of $21.3 million at June 29, 2012 and $17.2 million at December 31, 2011	1,213.6	1,080.9
Inventories, net	1,259.6	1,228.7
Deferred income taxes	39.0	43.4
Prepaid expenses and other	105.2	100.0
Total current assets	3,056.2	2,887.1
Property, plant and equipment, net	1,012.2	1,028.6
Deferred income taxes	24.9	18.6
Goodwill	165.0	164.9
Intangible assets, net	179.5	181.6
Unconsolidated affiliated companies	19.0	18.6
Other non-current assets	55.7	71.0
Total assets	$4,512.5	$4,370.4
Liabilities and Total Equity
Current liabilities:
Accounts payable	$969.6	$946.5
Accrued liabilities	390.6	420.0
Current portion of long-term debt	228.7	156.3
Total current liabilities	1,588.9	1,522.8
Long-term debt	918.2	892.6
Deferred income taxes	210.7	200.0
Other liabilities	247.2	243.1
Total liabilities	2,965.0	2,858.5
Commitments and contingencies
Total equity:
Redeemable convertible preferred stock, at redemption value (liquidation preference of $50.00 per share):
June 29, 2012 – 76,002 shares outstanding
December 31, 2011 – 76,002 shares outstanding	3.8	3.8
Common stock, $0.01 par value, issued and outstanding shares:
June 29, 2012– 49,770,887 (net of 8,689,031 treasury shares)
December 31, 2011 – 49,697,763 (net of 8,758,267 treasury shares)	0.6	0.6
Additional paid-in capital	672.4	666.7
Treasury stock	(135.2)	(136.5)
Retained earnings	1,005.8	959.1
Accumulated other comprehensive income (loss)	(115.0)	(95.1)
Total Company shareholders’ equity	1,432.4	1,398.6
Non-controlling interest	115.1	113.3
Total equity	1,547.5	1,511.9
Total liabilities and equity	$4,512.5	$4,370.4
See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Six Fiscal Months Ended
	June 29, 2012	July 1, 2011
Cash flows of operating activities:
Net income (loss) including non-controlling interest	$50.3	$77.2
Adjustments to reconcile net income (loss) to net cash flows of operating activities:
Depreciation and amortization	53.7	55.8
Amortization on restricted stock awards	1.4	1.7
Foreign currency exchange (gain) loss	5.8	5.1
Deferred income taxes	8.0	(10.8)
Excess tax (benefits) deficiencies from stock-based compensation	(0.1)	(0.7)
Convertible debt instruments noncash interest charges	10.9	10.2
(Gain) loss on disposal of property	—	(1.9)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in receivables	(146.9)	(164.3)
(Increase) decrease in inventories	(39.9)	(223.8)
(Increase) decrease in other assets	2.0	(14.4)
Increase (decrease) in accounts payable, accrued and other liabilities	37.7	183.4
Net cash flows of operating activities	(17.1)	(82.5)
Cash flows of investing activities:
Capital expenditures	(63.9)	(55.5)
Proceeds from properties sold	4.2	2.8
Acquisitions, net of cash acquired	(7.3)	—
Other	(0.1)	0.8
Net cash flows of investing activities	(67.1)	(51.9)
Cash flows of financing activities:
Preferred stock dividends paid	(0.2)	(0.2)
Excess tax benefits (deficiencies) from stock-based compensation	0.1	0.7
Proceeds from other debt	877.8	871.6
Repayments of other debt	(790.8)	(759.3)
Dividends paid to non-controlling interest	(1.9)	(2.8)
Proceeds from exercise of stock options	0.1	0.7
Net cash flows of financing activities	85.1	110.7
Effect of exchange rate changes on cash and cash equivalents	3.8	(13.0)
Increase (decrease) in cash and cash equivalents	4.7	(36.7)
Cash and cash equivalents – beginning of period	434.1	458.7
Cash and cash equivalents – end of period	$438.8	$422.0
Supplemental Information
Cash paid during the period for:
Income tax payments, net of refunds	$15.2	$18.2
Interest paid	$33.2	$31.3
Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$20.2	$27.1
See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements of General Cable Corporation and Subsidiaries (“General Cable” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three and six fiscal months ended June 29, 2012 are not necessarily indicative of results that may be expected for the full year. The December 31, 2011 condensed consolidated balance sheet amounts are derived from the audited financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable’s 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2012. The Company’s fiscal quarters consist of 13-week periods ending on the Friday nearest to the end of the calendar months of March, June and September.

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
The Company’s significant accounting policies are described in Footnote 2 "Accounting Standards" to the audited annual consolidated financial statements in the 2011 Form 10-K. In the six months ended June 29, 2012, there have been no significant changes to these policies. In the six months ended June 29, 2012, there have been no accounting pronouncements issued that are expected to have a significant effect on the condensed consolidated financial statements. The following accounting pronouncements were adopted and became effective with respect to the Company in 2012 and 2011:

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2011-04 accounting guidance related to fair value measurements ASC 820 - Fair Value Measurement. The new guidance provides clarification to existing standards, and also provides new required disclosures, primarily related to Level 3 fair value measurements. This guidance became effective for the Company on January 1, 2012. The adoption of this guidance did not have a material impact on the condensed consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05 accounting guidance related to the presentation requirements for components of comprehensive income ASC 220 - Comprehensive Income. This update was amended in December 2011 by ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05. This update defers only those changes in update ASU No. 2011-05 that relate to the presentation of reclassification adjustments. All other requirements in update ASU No. 2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. ASU No. 2011-05 and 2011-12 are effective for fiscal years (including interim periods) beginning after December 15, 2011. This guidance is effective for the Company and the Company has presented other comprehensive income in a single continuous financial statement, which was previously presented within the Consolidated Statements of Changes in Total Equity.

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
General Cable actively seeks to identify key global macroeconomic and geopolitical trends in order to capitalize on expanding markets and new niche markets or exit declining or non-strategic markets in order to achieve better returns. The Company also sets aggressive performance targets for its business and intends to refocus or divest those activities which fail to meet targets or do not fit the Company's long-term strategies. On May18, 2012, General Cable entered into a purchase agreement to acquire

Alcan Cable, the wire and cable business of Rio Tinto plc ("Rio Tinto"). The purchase price is $185 million, subject to adjustments primarily related to working capital levels at closing as provided in the purchase agreement. The closing of the acquisition of the North America business is conditioned upon receipt of necessary regulatory approvals, which have been received. The Company has made the necessary regulatory filings in the People's Republic of China and that review process is ongoing. General Cable expects to use its recently amended revolving credit facility to principally fund the transaction (see Footnote 22 "Subsequent Events"). On July 4, 2012, the Company entered into a purchase agreement to acquire a majority interest (60%) in Procables S.A. for total consideration of $45 million, subject to adjustments primarily related to working capital levels at closing as provided in the purchase agreement. The acquisition is subject to receipt of regulatory approval, which has been received.

4.	Other Income (Expense)
Other income (expense) includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated as well as gains and losses on derivative instruments that are not designated as cash flow hedges and ineffectiveness on derivatives designated as cash flow hedges. During the three months ended June 29, 2012 and July 1, 2011, the Company recorded other expense of $13.5 million and $3.9 million, respectively. During the six months ended June 29, 2012 and July 1, 2011, the Company recorded other expense of $6.7 million and other income of $3.1 million, respectively. For the three months ended June 29, 2012, other expense was primarily the result of $6.5 million related to losses on derivative instruments that were not designated as cash flow hedges and other expense of $6.5 million related to foreign currency transaction losses. For the six months ended June 29, 2012, other expense was primarily the result of $0.3 million related to losses on derivative instruments that were not designated as cash flow hedges and other expense of $5.1 million related to foreign currency transaction losses. For the three months ended July 1, 2011, other expense of $3.9 million was primarily attributable to foreign currency transaction losses which resulted from changes in exchange rates in the various countries in which the Company operates. For the six months ended July 1, 2011, other income of $3.1 million was primarily the result of unrealized gains on derivative instruments which were not designated as cash flow hedges and foreign currency transaction gains.

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

(in millions)	June 29, 2012	December 31, 2011
Raw materials	$323.3	$298.2
Work in process	211.8	199.3
Finished goods	724.5	731.2
Total	$1,259.6	$1,228.7

6.	Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation. Costs assigned to property, plant and equipment related to acquisitions are based on estimated fair values on the acquisition date. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets: buildings, from 15 to 50 years, and machinery, equipment and office furnishings, from 2 to 15 years. Leasehold improvements are depreciated over the shorter of the lease term or the useful life of the asset, unless acquired in a business combination, in which case the leasehold improvements are amortized over the shorter of the useful life of the asset or a term that includes the reasonably assured life of the lease.

Property, plant and equipment consisted of the following (in millions):

	June 29, 2012	December 31, 2011
Land	$111.3	$110.7
Buildings and leasehold improvements	303.9	303.4
Machinery, equipment and office furnishings	1,096.0	1,062.9
Construction in progress	83.0	95.3
Total – gross book value	1,594.2	1,572.3
Less accumulated depreciation	(582.0)	(543.7)
Total – net book value	$1,012.2	$1,028.6
Depreciation expense for the three and six fiscal months ended June 29, 2012 was $23.9 million and $47.7 million, respectively. Depreciation expense for the three and six fiscal months ended July 1, 2011 was $24.6 million and $48.6 million, respectively.

The Company periodically evaluates the recoverability of the carrying amount of long-lived assets (including property, plant and equipment and intangible assets with determinable lives) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates events or changes in circumstances based mostly on actual historical operating results, but business plans, forecasts, general and industry trends, and anticipated cash flows are also considered. Impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings. The Company also continually evaluates the estimated useful lives of all long-lived assets and, when warranted, revises such estimates based on current events. No material impairment charges occurred during the six fiscal months ended June 29, 2012 and July 1, 2011.

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

The amounts of goodwill and indefinite-lived intangible assets were as follows in millions of dollars:

	Goodwill				Indefinite-Lived Assets – Trade Names
	North America	Europe and Mediterranean	ROW	Total	North America	Europe and Mediterranean	ROW	Total
Balance, December 31, 2011	$2.3	$2.3	$160.3	$164.9	$2.4	$0.5	$132.3	$135.2
Acquisitions	—	—	—	—	—	—	—	—
Currency translation and other adjustments	—	—	0.1	0.1	—	—	0.3	0.3
Balance, June 29, 2012	$2.3	$2.3	$160.4	$165.0	$2.4	$0.5	$132.6	$135.5
The amounts of other intangible assets for customer relationships were as follows in millions of dollars:

	June 29, 2012	December 31, 2011
Amortized intangible assets:
Customer relationships	$111.4	$108.3
Accumulated amortization	(67.3)	(61.8)
Foreign currency translation adjustment	(0.1)	(0.1)
Amortized intangible assets, net	$44.0	$46.4
Amortized intangible assets are stated at cost less accumulated amortization as of June 29, 2012 and December 31, 2011. Customer relationships have been determined to have a useful life in the range of 3.5 to 10 years and the Company has accelerated the amortization expense to align with the historical customer attrition rates. The amortization of intangible assets for the first six fiscal months of 2012 and 2011 was $5.5 million and $6.2 million, respectively. The estimated amortization expense during the

Tables of Contents

twelve month periods beginning June 29, 2012 through June 30, 2017, based on exchange rates as of June 29, 2012, are $10.1 million, $9.2 million, $8.3 million, $7.4 million, $6.1 million and $2.9 million thereafter.
8.     Accrued Liabilities
Included within accrued liabilities were accruals related to warranty expenses as of June 29, 2012 and December 31, 2011.
Warranty Accrual
The warranty accrual balance at June 29, 2012 and December 31, 2011 was $10.7 million and $11.5 million, respectively. The Company accrues liabilities under service and warranty policies based upon specific claims and a review of historical warranty and service claims experience. Adjustments are made to the accruals as claims data and historical experience change. In addition, the Company incurs discretionary costs to service its products in connection with product performance issues.

Changes in the carrying amount of the service and product warranty accrual are below (in millions):

Balance, December 31, 2011	$11.5
Net provisions for warranties issued	2.3
Net benefits for warranties existing at the beginning of the year	—
Payments related to the warranty accrual	(2.9)
Foreign currency translation	(0.2)
Balance, June 29, 2012	$10.7

9.	Long-Term Debt

(in millions)	June 29, 2012	December 31, 2011
North America
Subordinated Convertible Notes due 2029	$429.5	$429.5
Debt discount on Subordinated Convertible Notes due 2029	(263.7)	(264.4)
1.00% Senior Convertible Notes due 2012	10.6	10.6
Debt discount on 1.00% Senior Convertible Notes due 2012	(0.2)	(0.5)
0.875% Convertible Notes due 2013	355.0	355.0
Debt discount on 0.875% Convertible Notes due 2013	(30.7)	(40.6)
7.125% Senior Notes due 2017	200.0	200.0
Senior Floating Rate Notes	125.0	125.0
Revolving Credit Facility	61.3	34.9
Other	9.0	9.0
Europe and Mediterranean
Spanish Term Loans	22.4	31.4
Credit facilities	30.3	27.4
Uncommitted accounts receivable facilities	—	2.1
Other	11.7	11.5
Rest of World (“ROW”)
Credit facilities	186.7	118.0
Total debt	1,146.9	1,048.9
Less current maturities	228.7	156.3
Long-term debt	$918.2	$892.6
At June 29, 2012, maturities of long-term debt during the twelve month periods beginning June 29, 2012 through June 30, 2017 are $228.7 million, $345.5 million, $5.5 million, $189.2 million and $201.2 million, respectively, and $176.8 million thereafter. As of June 29, 2012 and December 31, 2011, the Company was in compliance with all debt covenants as discussed below.

Tables of Contents

The Company’s convertible debt instruments outstanding as of June 29, 2012 and December 31, 2011 are as follows:

	Subordinated Convertible Notes		1.00% Senior Convertible Notes		0.875% Convertible Notes
(in millions)	June 29, 2012	December 31, 2011	June 29, 2012	December 31, 2011	June 29, 2012	December 31, 2011
Face value	$429.5	$429.5	$10.6	$10.6	$355.0	$355.0
Debt discount	(263.7)	(264.4)	(0.2)	(0.5)	(30.7)	(40.6)
Book value	165.8	165.1	10.4	10.1	324.3	314.4
Fair value	422.8	412.3	10.6	9.8	339.7	329.7
Maturity date	Nov 2029		Oct 2012		Nov 2013
Stated annual interest rate	4.50% until Nov 2019 2.25% until Nov 2029		1.00% until Oct 2012		0.875% until Nov 2013
Interest payments	Semi-annually: May 15 & Nov 15		Semi-annually: Apr 15 & Oct 15		Semi-annually: May 15 & Nov 15
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

Tables of Contents

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

	7.125% Senior Notes		Senior Floating Rate Notes
(in millions)	June 29, 2012	December 31, 2011	June 29, 2012	December 31, 2011
Face value	$200.0	$200.0	$125.0	$125.0
Fair value	204.5	198.5	117.2	117.5
Interest rate	7.125%	7.125%	2.8%	3.0%
Interest payment	Semi-annually: Apr 1 & Oct 1		3-month LIBOR rate plus 2.375% Quarterly: Jan 1, Apr 1, Jul 1 & Oct 1
Maturity date	Apr 2017		Jul 2015
Guarantee	Jointly and severally guaranteed by the Company’s wholly-owned U.S. and Canadian subsidiaries
Call Option(1)	Beginning Date	Percentage	Beginning Date	Percentage
	April 1, 2012	103.563%	April 1, 2009	102.0%
	April 1, 2013	102.375%	April 1, 2010	101.0%
	April 1, 2014	101.188%	April 1, 2011	100.0%
	April 1, 2015	100.000%

(1)	The Company may, at its option, redeem the Notes on or after the stated beginning dates at percentages noted above (plus interest due)

The Notes’ indenture contains covenants that limit the ability of the Company and certain of its subsidiaries to (i) pay dividends on, redeem or repurchase the Company’s capital stock; (ii) incur additional indebtedness; (iii) make investments; (iv) create liens; (v) sell assets; (vi) engage in certain transactions with affiliates; (vii) create or designate unrestricted subsidiaries; and

Tables of Contents

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

The Revolving Credit Facility has a term of five years and provides for a committed revolving credit line of up to $400 million, of which $40 million is available in a Canadian multi-currency tranche. The Revolving Credit Facility includes a springing maturity concept which is generally applicable only if the Company's 0.875% Convertible Notes due 2013 or its $125 million Senior Floating Rate Notes due 2015 are not repaid or refinanced within 90 days of their maturity. The commitment amount under the Revolving Credit Facility may be increased by an additional $100 million, subject to certain conditions and approvals as set forth in the credit agreement. The Company capitalized $4.8 million in deferred financing costs in connection with the Revolving Credit Facility in the third quarter of 2011. Also in the third quarter of 2011, the Company expensed $1.3 million in unamortized fees and expenses related to the Terminated Credit Facility. The Revolving Credit Facility requires maintenance of a minimum fixed charge coverage ratio of one to one if availability under the Revolving Credit Facility is less than $40 million or 10% of the then existing aggregate lender commitment under the facility. At June 29, 2012 and December 31, 2011, the Company was in compliance with all covenants under these facilities.

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

The Company’s Revolving Credit Facility is summarized in the table below:

	Revolving Credit Facility
(in millions)	June 29, 2012	December 31, 2011
Outstanding borrowings	$61.3	$34.9
Undrawn availability	301.3	336.0
Interest rate	1.8%	2.9%
Outstanding letters of credit	$18.9	$20.2
Original issuance	Jul 2011
Maturity date	Jul 2016
Spanish Term Loans
The table below provides a summary of the Company’s term loans and corresponding fixed interest rate swaps. The proceeds from the Spanish Term Loans were used to partially fund the acquisition of Enica Biskra and for general working capital purposes. There is no remaining availability under these Spanish Term Loans.

Tables of Contents

	Spanish Term Loans (1)
(in millions)	June 29, 2012	December 31, 2011
Outstanding borrowings	$22.4	$31.4
Fair value	22.6	32.0
Interest rate – weighted average (2)	3.7%	3.7%

(1)	The terms of the Spanish Term Loans are as follows:

(in millions)	Original Amount	Issuance Date	Maturity Date	Interest Rate	Loan and Interest Payable	Interest Rate Swap (2)
Term Loan 1	€20.0	Feb 2008	Feb 2013	Euribor +0.5%	Semi-annual: Aug & Feb	4.2%
Term Loan 2	€10.0	Apr 2008	Apr 2013	Euribor +0.75%	Semi-annual: Apr & Oct	4.58%
Term Loan 3	€21.0	Jun 2008	Jun 2013	Euribor +0.75%	Quarterly: Mar, Jun, Sept & Dec	4.48%
Term Loan 4	€15.0	Sep 2009	Aug 2014	Euribor +2.0%	Quarterly: Mar, Jun, Sept & Dec Principal payments: Feb & Aug	1.54%

(2)	The Company entered into fixed interest rate swaps to coincide with the terms and conditions of the term loans that will effectively hedge the variable interest rate with a fixed interest rate.
At June 29, 2012 and December 31, 2011, the Company was in compliance with all covenants under these facilities.
Europe and Mediterranean Credit Facilities
The Company’s Europe and Mediterranean credit facilities are summarized in the table below:

	Europe and Mediterranean Credit Facilities
(in millions)	June 29, 2012	December 31, 2011
Outstanding borrowings	$30.3	$27.4
Undrawn availability	95.7	108.8
Interest rate – weighted average	5.3%	5.2%
Maturity date	Various
Europe and Mediterranean Uncommitted Accounts Receivable Facilities
The Company’s Europe and Mediterranean uncommitted accounts receivable facilities are summarized in the table below:

	Uncommitted Accounts Receivable Facilities
(in millions)	June 29, 2012	December 31, 2011
Outstanding borrowings	$—	$2.1
Undrawn availability	76.6	69.2
Interest rate – weighted average	—	2.0%
Maturity date	Various
The Spanish Term Loans and certain credit facilities held by one of the Company’s Spanish subsidiaries are subject to certain financial ratios, which include minimum net equity and net debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratios. At June 29, 2012 and December 31, 2011, the Company was in compliance with all covenants under these facilities.

Tables of Contents

ROW Credit Facilities
The Company’s ROW credit facilities are summarized in the table below:

	ROW Credit Facilities
(in millions)	June 29, 2012	December 31, 2011
Outstanding borrowings	$186.7	$118.0
Undrawn availability	270.5	270.1
Interest rate – weighted average	4.1%	3.8%
Maturity date	Various
The Company’s ROW credit facilities are short term loans utilized for working capital purposes. Certain credit facilities are subject to financial covenants. The Company was in compliance with all covenants under these facilities as of June 29, 2012 and December 31, 2011.

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
Fair Value of Derivatives Instruments
The notional amounts and fair values of derivatives designated as cash flow hedges and derivatives not designated as cash flow hedges at June 29, 2012 and December 31, 2011 are shown below (in millions).

Tables of Contents

	June 29, 2012			December 31, 2011
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset (1)	Liability (2)		Asset (1)	Liability (2)
Derivatives designated as cash flow hedges:
Interest rate swaps	$23.0	$0.1	$0.3	$32.1	$—	$0.6
Commodity futures	126.2	1.4	9.1	216.1	3.8	14.0
Foreign currency exchange	48.4	0.3	0.3	55.4	0.4	1.1
		$1.8	$9.7		$4.2	$15.7
Derivatives not designated as cash flow hedges:
Commodity futures	$152.0	$3.2	$4.1	$133.0	$2.4	$12.6
Foreign currency exchange	266.3	2.5	8.9	321.7	4.1	7.9
		$5.7	$13.0		$6.5	$20.5

(1)	Balance recorded in “Prepaid expenses and other” and “Other non-current assets”

(2)	Balance recorded in “Accrued liabilities” and “Other liabilities”

Depending on the extent of an unrealized loss position on a derivative contract held by the Company, certain counterparties may require collateral to secure the Company’s derivative contract position. As of June 29, 2012, there were no contracts held by the Company that required collateral to secure the Company’s derivative liability positions. At December 31, 2011, there were contracts held by the Company that required $0.7 million in collateral to secure the Company’s derivative liability positions.

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

	Three Fiscal Months Ended June 29, 2012
(in millions)	Effective Portion Recognized in Accumulated OCI Gain /(Loss)	Reclassified from Accumulated OCI Gain / (Loss)	Ineffective Portion and Amount Excluded from Effectiveness Testing Gain / (Loss) (1)	Location
Derivatives designated as cash flow hedges:
Interest rate swaps	$0.1	$—	$—	Interest expense
Commodity futures	(8.5)	(0.6)	(0.2)	Cost of sales
Foreign currency exchange	—	(0.3)	—	Other income (expense)
Total	$(8.4)	$(0.9)	$(0.2)

	Six Fiscal Months Ended June 29, 2012
(in millions)	Effective Portion Recognized in Accumulated OCI Gain /(Loss)	Reclassified from Accumulated OCI Gain / (Loss)	Ineffective Portion and Amount Excluded from Effectiveness Testing Gain / (Loss) (1)	Location
Derivatives designated as cash flow hedges:
Interest rate swaps	$0.3	$—	$—	Interest expense
Commodity futures	(0.1)	0.1	(0.4)	Cost of sales
Foreign currency exchange	(0.1)	(0.9)	—	Other income (expense)
Total	$0.1	$(0.8)	$(0.4)

Tables of Contents

	Three Fiscal Months Ended July 1, 2011
(in millions)	Effective Portion Recognized in Accumulated OCI Gain / (Loss)	Reclassified from Accumulated OCI Gain / (Loss)	Ineffective Portion and Amount Excluded from Effectiveness Testing Gain / (Loss) (1)	Location
Derivatives designated as cash flow hedges:
Interest rate swaps	$0.1	$—	$(0.1)	Interest expense
Commodity futures	(4.4)	3.6	(0.1)	Cost of sales
Foreign currency exchange	(1.1)	0.7	0.2	Other income (expense)
Total	$(5.4)	$4.3	$—

	Six Fiscal Months Ended July 1, 2011
(in millions)	Effective Portion Recognized in Accumulated OCI Gain / (Loss)	Reclassified from Accumulated OCI Gain / (Loss)	Ineffective Portion and Amount Excluded from Effectiveness Testing Gain / (Loss) (1)	Location
Derivatives designated as cash flow hedges:
Interest rate swaps	$(0.3)	$—	$(0.2)	Interest expense
Commodity futures	(4.1)	20.9	—	Cost of sales
Foreign currency exchange	1.5	0.3	0.1	Other income (expense)
Total	$(2.9)	$21.2	$(0.1)

(1)	The ineffective portion and the amount excluded from effectiveness testing for all derivatives designated as cash flow hedges is recognized in other income and expense.

For derivative instruments that are not designated as cash flow hedges, the unrealized gain or loss on the derivatives is reported in current earnings. For the three fiscal months ended June 29, 2012 and July 1, 2011, the Company recorded a loss of $6.5 million and a gain of $0.4 million and for the six fiscal months ended June 29, 2012 and July 1, 2011, the Company recorded a loss of $0.3 million and a gain of $6.4 million, respectively, for derivative instruments not designated as cash flow hedges in other income and expense on the condensed consolidated statements of operations and comprehensive income (loss).
Other Forward Pricing Agreements
In the normal course of business, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exception because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At June 29, 2012 and December 31, 2011, the Company had $35.8 million and $36.3 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At June 29, 2012 and December 31, 2011, the fair value of these arrangements was $35.4 million and $35.3 million, respectively, and the Company had unrealized losses of $0.4 million and $1.0 million, respectively, related to these transactions. The Company believes the unrealized gains (losses) under these agreements will be largely offset as a result of firm sales price commitments with customers. Depending on the extent of the unrealized loss position on certain forward pricing agreements, certain counterparties may require collateral to secure the Company’s forward purchase agreements. There were no funds posted as collateral as of June 29, 2012 or December 31, 2011.

11.	Income Taxes
During the second quarter of 2012, the Company accrued approximately $3.0 million of income tax expense for uncertain tax positions likely to be taken in the current year and for interest and penalties on tax positions taken in prior periods, all of which would have a favorable impact on the effective tax rate, if recognized. The Company recognized a tax benefit of $2.2 million (including penalties and interest) in the second quarter of 2012 due primarily to the expiration of statute of limitations for certain tax exposures.

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

Tax years that are open for examination and assessment by the Internal Revenue Service ("IRS") are 2007 through 2011. The IRS is currently in the process of examining the Company's 2007 through 2010 consolidated income tax returns. With limited exceptions, tax years prior to 2007 are no longer open in major foreign, state, or local tax jurisdictions.
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

The components of net periodic benefit cost for pension benefits were as follows (in millions):

	Three Fiscal Months Ended
	June 29, 2012		July 1, 2011
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$0.4	$0.8	$0.4	$0.8
Interest cost	1.9	1.3	2.1	1.5
Expected return on plan assets	(2.3)	(0.4)	(2.4)	(0.6)
Amortization of prior service cost	—	0.2	—	0.1
Amortization of net loss	2.1	0.3	1.1	0.3
Amortization of translation obligation	—	—	—	0.1
Settlement (gain) loss	—	6.1	—	—
Net pension expense	$2.1	$8.3	$1.2	$2.2

	Six Fiscal Months Ended
	June 29, 2012		July 1, 2011
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$0.8	$1.6	$0.8	$1.6
Interest cost	3.8	2.8	4.2	3.0
Expected return on plan assets	(4.6)	(1.0)	(4.8)	(1.2)
Amortization of prior service cost	—	0.4	0.1	0.2
Amortization of net loss	4.2	0.6	2.2	0.6
Amortization of translation obligation	—	—	—	0.2
Settlement (gain) loss	—	6.1	—	—
Net pension expense	$4.2	$10.5	$2.5	$4.4

Tables of Contents

Defined benefit pension plan cash contributions for the three and six fiscal months ended June 29, 2012 were $1.7 million and $3.5 million, respectively. Defined benefit pension plan cash contributions for the three and six fiscal months ended July 1, 2011 were $3.0 million and $6.0 million, respectively.

In the second quarter of 2012, the Company recorded a pre-tax non-cash settlement loss of $6.1 million for the termination of a legacy pension plan in the United Kingdom stemming from the 1999 acquisition of BICC.
Postretirement Benefits Other Than Pensions
General Cable has postretirement benefit plans that provide medical and life insurance for certain retirees and eligible dependents. The Company funds the plans as claims or insurance premiums are incurred.

Net postretirement benefit expense included the following components (in millions):

	Three Fiscal Months Ended		Six Fiscal Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Service cost	$—	$—	$—	$0.1
Interest cost	0.1	0.1	0.2	0.2
Net amortization and deferral	—	—	—	—
Net postretirement benefit expense	$0.1	$0.1	$0.2	$0.3
Defined Contribution Plans
Expense under both U.S. and non-U.S. defined contribution plans generally equals up to six percent of each eligible employee’s covered compensation based on the location and status of the employee. The net defined contribution plan expense recognized for the three and six fiscal months ended June 29, 2012 was $2.4 million and $5.1 million, respectively. The net defined contribution plan expense recognized for the three and six fiscal months ended July 1, 2011 was $2.2 million and $4.8 million, respectively.
13.     Total Equity
General Cable is authorized to issue 200 million shares of common stock and 25 million shares of preferred stock.
Condensed consolidated statements of changes in total equity are presented below for the six months ended June 29, 2012 and July 1, 2011 (in millions):

		General Cable Total Equity
	Total Equity	Preferred Stock Amount	Common Stock Amount	Add’l Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-Controlling Interest
Balance, December 31, 2011	$1,511.9	$3.8	$0.6	$666.7	$(136.5)	$959.1	$(95.1)	$113.3
Comprehensive income (loss):
Net income (loss) including non-controlling interest	50.3					46.9		3.4
Foreign currency translation adj.	(20.1)						(20.3)	0.2
Gain (loss) defined benefit plan	(2.1)						(2.1)
Unrealized gain (loss) on financial instruments	2.6						2.5	0.1
Comprehensive income (loss)	30.7
Preferred stock dividend	(0.2)					(0.2)
Excess tax benefit from stock compensation	0.1			0.1
Dividends paid to non-controlling interest	(1.9)							(1.9)
Other – issuance pursuant to restricted stock, stock options and other	6.9			5.6	1.3
Balance, June 29, 2012	$1,547.5	$3.8	$0.6	$672.4	$(135.2)	$1,005.8	$(115.0)	$115.1

Tables of Contents

		General Cable Total Equity
	Total Equity	Preferred Stock Amount	Common Stock Amount	Add’l Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-Controlling Interest
Balance, December 31, 2010	$1,605.3	$3.8	$0.6	$652.8	$(74.0)	$875.3	$23.5	$123.3
Comprehensive income (loss):
Net income including noncontrolling interest	77.2					75.9		1.3
Foreign currency translation adj.	68.0						66.7	1.3
Gain (loss) defined benefit plan	—						0.7	(0.7)
Unrealized gain (loss) on financial instruments	(20.0)						(20.0)	—
Comprehensive income (loss)	125.2
Preferred stock dividend	(0.2)					(0.2)
Excess tax benefit from stock compensation	0.7			0.7
Dividends paid to non-controlling interest	(2.8)							(2.8)
Other – issuance pursuant to restricted stock, stock options and other	4.0			6.0	(0.7)			(1.3)
Balance, July 1, 2011	$1,732.2	$3.8	$0.6	$659.5	$(74.7)	$951.0	$70.9	$121.1
The components of accumulated other comprehensive income (loss) as of June 29, 2012 and December 31, 2011, respectively, consisted of the following (in millions):

	June 29, 2012		December 31, 2011
	Company Common Shareholders	Non-Controlling Interest	Company Common Shareholders	Non-Controlling Interest
Foreign currency translation adjustment	$(32.3)	$(18.1)	$(12.0)	$(18.3)
Change in fair value of pension benefit obligation, net of tax	(65.1)	(3.2)	(63.0)	(3.2)
Change in fair value of derivatives, net of tax	(25.2)	(0.5)	(27.7)	(0.6)
Company deferred stock held in rabbi trust, net of tax	7.3	—	7.3	—
Other	0.3	—	0.3	—
Accumulated other comprehensive income (loss)	$(115.0)	$(21.8)	$(95.1)	$(22.1)
Comprehensive income consists of the following (in millions):

	Three Fiscal Months Ended
	June 29, 2012		July 1, 2011
	Company Common Shareholders	Non-Controlling Interest	Company Common Shareholders	Non-Controlling Interest
Net income (1)	$21.9	$2.1	$37.6	$0.5
Currency translation gain (loss)	(61.3)	(2.9)	23.4	1.5
Change in fair value of pension benefit obligation, net of tax	(2.2)	0.1	0.3	(0.3)
Change in fair value of derivatives, net of tax	(3.4)	—	(5.5)	—
Comprehensive income (loss)	$(45.0)	$(0.7)	$55.8	$1.7

(1)	Net income before preferred stock dividend payments.

Tables of Contents

	Six Fiscal Months Ended
	June 29, 2012		July 1, 2011
	Company Common Shareholders	Non-Controlling Interest	Company Common Shareholders	Non-Controlling Interest
Net income (1)	$46.9	$3.4	$75.9	$1.3
Currency translation gain (loss)	(20.3)	0.2	66.7	1.3
Change in fair value of pension benefit obligation, net of tax	(2.1)	—	0.7	(0.7)
Change in fair value of derivatives, net of tax	2.5	0.1	(20.0)	—
Comprehensive income (loss)	$27.0	$3.7	$123.3	$1.9

(1)	Net income before preferred stock dividend payments.
The Company maintains a deferred compensation plan (“Deferred Compensation Plan”) under the terms and conditions disclosed in the Company’s 2011 Annual Report on Form 10-K. The Company accounts for the Deferred Compensation Plan in accordance with ASC 710 - Compensation–General as it relates to arrangements where amounts earned are held in a rabbi trust. The market value of mutual fund investments, nonvested and subsequently vested stock and restricted stock in the rabbi trust was $33.8 million and $31.9 million as of June 29, 2012 and December 31, 2011, respectively. The market value of the assets held by the rabbi trust, exclusive of the market value of the shares of the Company’s nonvested and subsequently vested restricted stock, restricted stock units held in the deferred compensation plan and Company stock investments by participants’ elections, at June 29, 2012 and December 31, 2011 was $16.5 million and $15.2 million, respectively, and is classified as “other non-current assets” in the condensed consolidated balance sheets. Amounts payable to the plan participants at June 29, 2012 and December 31, 2011, excluding the market value of the shares of the Company’s nonvested and subsequently vested restricted stock and restricted stock units held, were $18.3 million and $16.9 million, respectively, and are classified as “other liabilities” in the condensed consolidated balance sheets.

14.	Share-Based Compensation
General Cable has various plans that provide for granting options, restricted stock units and restricted stock to certain employees and independent directors of the Company and its subsidiaries. The Company recognizes compensation expense for share-based payments based on the fair value of the awards at the grant date. The table below summarizes compensation expense for the Company’s non-qualified stock options based on the fair value method estimated using the Black-Scholes valuation model, and non-vested stock awards, including restricted stock units, and performance-based non-vested stock awards based on the fair value method for the three and six fiscal months ended June 29, 2012 and July 1, 2011 (in millions).

	Three Fiscal Months Ended
	June 29, 2012	July 1, 2011
Non-qualified stock option expense	$1.5	$1.2
Non-vested stock awards expense	2.2	1.8
Total pre-tax share-based compensation expense	$3.7	$3.0
Excess tax benefit on share-based compensation (1)	$—	$—

	Six Fiscal Months Ended
	June 29, 2012	July 1, 2011
Non-qualified stock option expense	$2.9	$2.3
Non-vested stock awards expense	4.3	3.4
Total pre-tax share-based compensation expense	$7.2	$5.7
Excess tax benefit on share-based compensation (1)	$0.1	$0.7

(1)	Cash inflows (outflows) recognized as financing activities in the condensed consolidated statements of cash flows.
The Company records compensation expense related to non-vested stock awards as a component of selling, general and administrative expense. There have been no material changes in financial condition or operations that would affect the method or the nature of the share-based compensation recorded in the current period or the prior comparative periods.

15.	Shipping and Handling Costs
All shipping and handling amounts billed to a customer in a sales transaction are classified as revenue. Shipping and handling costs associated with storage and handling of finished goods and shipments to customers are included in cost of sales and totaled $35.5 million and $35.7 million, respectively, for the three fiscal months ended June 29, 2012 and July 1, 2011 and $68.8 million and $69.7 million, respectively, for the six fiscal months ended June 29, 2012 and July 1, 2011.

16.	Earnings (Loss) Per Common Share
The Company applied the two-class method of computing basic and diluted earnings (loss) per share for the three and six fiscal months ended June 29, 2012 and July 1, 2011. Historically and for the three and six fiscal months ended June 29, 2012 and July 1, 2011, the Company did not declare, pay or otherwise accrue a dividend payable to the holders of the Company’s common stock or holders of unvested share-based payment awards (restricted stock). A reconciliation of the numerator and denominator of earnings (loss) per common share – basic to earnings (loss) per common share – assuming dilution is as follows (in millions, except per share data):

	Three Fiscal Months Ended		Six Fiscal Months Ended
(in millions, except per share data)	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Earnings per common share – basic:
Net income for basic EPS computation (1)	$21.8	$37.5	$46.7	$75.7
Weighted average shares outstanding for basic EPS computation (2)	49.8	52.2	49.8	52.2
Earnings per common share – basic (3)	$0.44	$0.72	$0.94	$1.45
Earnings per common share – assuming dilution:
Net income attributable to Company common shareholders	$21.8	$37.5	$46.7	$75.7
Add: preferred stock dividends, if applicable	0.1	0.1	0.2	0.2
Net income for diluted EPS computation (1)	$21.9	$37.6	$46.9	$75.9
Weighted average shares outstanding including nonvested shares	49.8	52.2	49.8	52.2
Dilutive effect of convertible notes	—	1.4	—	1.2
Dilutive effect of stock options and restricted stock units	0.9	0.9	0.9	0.9
Dilutive effect of assumed conversion of preferred stock	0.4	0.4	0.4	0.4
Weighted average shares outstanding for diluted EPS computation (2)	51.1	54.9	51.1	54.7
Earnings per common share – assuming dilution	$0.43	$0.68	$0.92	$1.39

(1)	Numerator

(2)	Denominator

(3)	Under the two-class method, earnings per share – basic reflects undistributed earnings per share for both common stock and unvested share-based payment awards (restricted stock).

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

Regarding the 0.875% Convertible Notes, the average stock price threshold conditions had not been met as of June 29, 2012. At any such time in the future that threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earnings per share – assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price. In addition, shares underlying the warrants will be included in the weighted average shares outstanding – assuming dilution when the average stock price per share for a quarter exceeds the $76.00 strike price of the warrants, and shares underlying the note hedges, will not be included in the weighted average shares outstanding – assuming dilution because the impact of the shares will always be anti-dilutive.

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

Tables of Contents

Share Price	Shares Underlying 0.875% Convertible Notes	Warrant Shares	Total Treasury Method Incremental Shares (1)	Shares Due to the Company under Note Hedges	Incremental Shares Issued by the Company upon Conversion (2)
$50.36	—	—	—	—	—
$60.36	1,167,502	—	1,167,502	(1,167,502)	—
$70.36	2,003,400	—	2,003,400	(2,003,400)	—
$80.36	2,631,259	382,618	3,013,877	(2,631,259)	382,618
$90.36	3,120,150	1,120,363	4,240,513	(3,120,150)	1,120,363
$100.36	3,511,614	1,711,088	5,222,702	(3,511,614)	1,711,088

(1)	Represents the number of incremental shares that must be included in the calculation of fully diluted shares under GAAP.

(2)	Represents the number of incremental shares to be issued by the Company upon conversion of the 0.875% Convertible Notes, assuming concurrent settlement of the note hedges and warrants.

Regarding the 1.00% Senior Convertible Notes, the average stock price threshold conditions had not been met as of June 29, 2012. At any such time in the future that threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earnings per share – assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price.

The following table provides examples of how changes in the Company’s stock price would require the inclusion of additional shares in the denominator of the weighted average shares outstanding – assuming dilution calculation for the 1.00% Senior Convertible Notes.

Share Price	Shares Underlying 1.00% Senior Convertible Notes	Total Treasury Method Incremental Shares (1)
$83.93	—	—
$93.93	13,425	13,425
$103.93	24,271	24,271
$113.93	33,213	33,213
$123.93	40,712	40,712
$133.93	47,091	47,091

(1)	Represents the number of incremental shares that must be included in the calculation of fully diluted shares under GAAP.

Regarding the Subordinated Convertible Notes, the average stock price threshold conditions had not been met as of June 29, 2012. The average stock price threshold conditions had been met for the three and six months ended July 1, 2011 and 1.4 million shares and 1.2 million shares, respectively, that were considered issuable under the "treasury" method of accounting for the share dilution have been included in the Company's earnings per share calculation based upon the amount by which the three and six months ended July 1, 2011 average stock price of $42.02 and $41.22, respectively, exceeded the conversion price. At any such time in the future that threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earnings per share – assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price.

The following table provides examples of how changes in the Company’s stock price would require the inclusion of additional shares in the denominator of the weighted average shares outstanding – assuming dilution calculation for the Subordinated Convertible Notes.

Share Price	Shares Underlying Subordinated Convertible Notes	Total Treasury Method Incremental Shares (1)
$36.75	—	—
$38.75	603,152	603,152
$40.75	1,147,099	1,147,099
$42.75	1,640,151	1,640,151
$44.75	2,089,131	2,089,131

(1)	Represents the number of incremental shares that must be included in the calculation of fully diluted shares under GAAP.

Tables of Contents

17.	Segment Information
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

Net revenues as shown below represent sales to external customers for each segment. Intersegment sales have been eliminated. For the three and six months ended June 29, 2012 and July 1, 2011, intersegment sales in North America were immaterial. In Europe and Mediterranean, intersegment sales were $5.9 million and $12.1 million and in ROW, intersegment sales were $9.5 million and $18.3 million for the three and six months ended June 29, 2012, respectively. In Europe and Mediterranean, intersegment sales were $5.3 million and $10.7 million, and in ROW, intersegment sales were $9.3 million and $18.7 million for the three and six months ended July 1, 2011, respectively. The chief operating decision maker evaluates segment performance and allocates resources based on segment operating income. Segment operating income represents income from continuing operations before interest income, interest expense, other income (expense), other financial costs and income tax. Summarized financial information for the Company’s reportable segments for the three and six fiscal months ended June 29, 2012 and July 1, 2011 is as follows:

	Three Fiscal Months Ended		Six Fiscal Months Ended
(in millions)	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Net Sales:
North America	$548.0	$566.4	$1,089.2	$1,108.2
Europe and Mediterranean	444.8	469.2	859.9	892.3
ROW	485.3	496.6	961.5	979.3
Total	$1,478.1	$1,532.2	$2,910.6	$2,979.8
Segment Operating Income:
North America	$36.6	$41.3	$67.0	$76.8
Europe and Mediterranean	8.7	12.4	13.2	25.9
ROW	27.3	26.1	45.8	50.2
Total	$72.6	$79.8	$126.0	$152.9

(in millions)	June 29, 2012	December 31, 2011
Total Assets:
North America	$1,087.5	$1,026.8
Europe and Mediterranean	1,447.8	1,435.2
ROW	1,977.2	1,908.4
Total	$4,512.5	$4,370.4

18.	Commitments and Contingencies
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
At June 29, 2012 and December 31, 2011, the Company had an accrued liability of approximately $2.0 million and $1.9 million, respectively, for various environmental-related liabilities to the extent costs are known or can be reasonably estimated as its liability.

Tables of Contents

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

As part of the acquisition of Silec Cable, S.A.S (“Silec”), which was acquired in December 2005, SAFRAN SA agreed to indemnify General Cable against environmental losses arising from breach of representations and warranties on environmental law compliance and against losses arising from costs General Cable could incur to remediate property acquired based on a directive of the French authorities to rehabilitate property in regard to soil, water and other underground contamination arising before the closing date of the purchase. These indemnities were for a six-year period ended in 2011 while General Cable operated the businesses subject to sharing of certain losses (with SAFRAN covering 100% of losses in year one, 75% in years two and three, 50% in year four, and 25% in years five and six). The indemnities were subject to an overall limit of 4.0 million euros. As of June 29, 2012 and December 31, 2011, there were no claims outstanding under this indemnity. In addition, SAFRAN SA agreed to indemnify the Company for the full amount of losses arising from, related to or attributable to practices, if any, that are similar to previous practices investigated by the French competition authority for alleged competition law violations related to medium and high voltage cable markets. The Company has asserted a claim under this indemnity against SAFRAN SA related to the European Commission’s Statement of Objections, which is described in more detail below, to preserve its rights should an unfavorable outcome occur.

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

In addition, Company subsidiaries have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by the Company. As of June 29, 2012, the Company was a defendant in approximately 628 non-maritime cases and 28,438 maritime cases brought in various jurisdictions throughout the United States. As of June 29, 2012 and December 31, 2011, the Company had accrued, on a gross basis, approximately $5.1 million, and as of June 29, 2012 and December 31, 2011, had recovered approximately $0.5 million and $0.6 million of insurance recoveries for these lawsuits, respectively. The Company does not believe that the outcome of the litigation will have a material adverse effect on its condensed consolidated results of operations, financial position or cash flows.

On July 5, 2011, the European Commission issued a Statement of Objections in relation to its ongoing competition investigation to a number of wire and cable manufacturers in the submarine and underground power cables business, including the Company's Spanish affiliate and its subsidiary, Silec. The allegations related to Silec are for the eleven months following its acquisition by the Company's Spanish affiliate, for which the Company has filed a claim for indemnification from SAFRAN SA to preserve its rights should an unfavorable outcome occur. A Statement of Objections is a procedural document in which the European Commission communicates its preliminary views in regard to possible infringement of European competition law and allows the companies identified in the Statement of Objections to present procedural and substantive arguments in response before a final decision is made. Any unfavorable decision by the European Commission is subject to appeal. The Statement of Objections issued to the Company alleges that two affiliates in Europe engaged in violations of competition law in the underground power cables businesses for a limited period of time. The Company responded to the Statement of Objections on October 28, 2011 and intends to continue to vigorously defend itself against the allegations in the course of future proceedings with the European Commission on the Statement of Objections.

The European Commission has significant discretion in assessing fines and the Statement of Objections has only provided limited guidance on how it could potentially assess fines on each of the named wire and cable companies alleged to have violated applicable competition laws. At this time, the Company believes that it has substantial defenses to the allegations contained in the Statement

Tables of Contents

of Objections. However, if the Company's defenses are ultimately not successful, the Company could be assessed fines, which if imposed, could be substantial and may have a material impact on its consolidated financial results. While the Company continues to incur legal and associated costs in this matter, it is unable, at this time, to estimate the range of loss, if any, that may result as an outcome of these proceedings.

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

In Europe and Mediterranean as it relates to the 2005 purchase of shares of Silec, the Company has pledged to the bank the following: Silec shares, segment assets such as land and buildings and certain General Cable entities in Spain and Portugal, which have been designated as guarantors.

The Company has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. At June 29, 2012, future minimum rental payments required under non-cancelable lease agreements during the twelve month periods beginning June 29, 2012 through June 30, 2017 are $32.3 million, $31.1 million, $27.3 million, $25.3 million and $22.1 million, respectively, and $16.7 million thereafter.

As of June 29, 2012, the Company had $54.8 million in letters of credit, $291.5 million in various performance bonds and $221.2 million in other guarantees. Other guarantees include bank guarantees and advance payment bonds. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self-insurance claims, defined benefit plan obligations, contract performance, quality and other various bank and financing guarantees. Advance payment bonds are often required by customers when the Company obtains advance payments to secure the production of cable for long term contracts. The advance payment bonds provide the customer protection on their deposit in the event that the Company does not perform under the contract. See “Liquidity and Capital Resources” within Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations for excess availability under the Company’s various credit borrowings.

19.	Unconsolidated Affiliated Companies
Unconsolidated affiliated companies are those in which the Company generally owns less than 50 percent of the outstanding voting shares. The Company does not control these companies and accounts for its investments in them on the equity basis. The unconsolidated affiliated companies primarily manufacture or market wire and cable products in the ROW segment. The Company’s share of the income of these companies is reported in the condensed consolidated statements of operations under “Equity in earnings of affiliated companies.” For the three and six fiscal months ended June 29, 2012, equity in earnings of affiliated companies was $0.5 million and $0.5 million respectively. For the three and six fiscal months ended July 1, 2011, equity in earnings of affiliated companies was $1.0 million and $1.4 million, respectively. The net investment in unconsolidated affiliated companies was $19.0 million and $18.6 million as of June 29, 2012 and December 31, 2011, respectively. As of June 29, 2012, the Company’s ownership percentage was as follows: PDTL Trading Company Ltd. 49%, Colada Continua Chilean, S.A. 41%, Minuet Realty Corp. 40%, Nostag GmbH & Co. KG 33%, Pakistan Cables Limited 24.6%, Keystone Electric Wire & Cable Co., Ltd. 20% and Thai Copper Rod Company Ltd. 18%.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in millions).

	Fair Value Measurement
	June 29, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Derivative assets	$—	$7.5	$—	$7.5	$—	$10.7	$—	$10.7
Equity securities	16.5	—	—	16.5	15.2	—	—	15.2
Total assets	$16.5	$7.5	$—	$24.0	$15.2	$10.7	$—	$25.9
Liabilities
Derivative liabilities	$—	$22.7	$—	$22.7	$—	$36.2	$—	$36.2
Total liabilities	$—	$22.7	$—	$22.7	$—	$36.2	$—	$36.2

At June 29, 2012, there were no financial assets or financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). Similarly, there were no nonfinancial assets or nonfinancial liabilities measured at fair value on a non-recurring basis. There were also no significant transfers in and out of Level 1 and Level 2 fair value measurements to be disclosed.

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

Tables of Contents

the Parent Company on a joint and several basis. The following tables present financial information about the Parent Company, Guarantor Subsidiaries and non-guarantor subsidiaries in millions. Intercompany transactions are eliminated.

Condensed Statements of Operations and Comprehensive Income (Loss)
Three Fiscal Months Ended June 29, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$535.5	$942.6	$—	$1,478.1
Intercompany	21.6	—	11.5	(33.1)	—
	21.6	535.5	954.1	(33.1)	1,478.1
Cost of sales	—	462.5	850.1	(11.5)	1,301.1
Gross profit	21.6	73.0	104.0	(21.6)	177.0
Selling, general and administrative expenses	11.4	40.4	74.2	(21.6)	104.4
Operating income	10.2	32.6	29.8	—	72.6
Other income (expense)	—	(1.2)	(12.3)	—	(13.5)
Interest income (expense):
Interest expense	(16.1)	(22.8)	(11.6)	25.3	(25.2)
Interest income	21.9	3.1	1.9	(25.3)	1.6
	5.8	(19.7)	(9.7)	—	(23.6)
Income before income taxes	16.0	11.7	7.8	—	35.5
Income tax (provision) benefit	(5.6)	(3.7)	(2.7)	—	(12.0)
Equity in net income of subsidiaries and affiliated companies	11.5	3.5	—	(14.5)	0.5
Net income including non-controlling interest	21.9	11.5	5.1	(14.5)	24.0
Less: preferred stock dividends	0.1	—	—	—	0.1
Less: net income attributable to non-controlling interest	—	—	2.1	—	2.1
Net income attributable to Company common shareholders	$21.8	$11.5	$3.0	$(14.5)	$21.8
Comprehensive income (loss)	$21.4	$4.9	$(57.5)	$(14.5)	$(45.7)

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss)
Six Fiscal Months Ended June 29, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,066.8	$1,843.8	$—	$2,910.6
Intercompany	28.9	—	23.1	(52.0)	—
	28.9	1,066.8	1,866.9	(52.0)	2,910.6
Cost of sales	—	928.3	1,681.2	(23.1)	2,586.4
Gross profit	28.9	138.5	185.7	(28.9)	324.2
Selling, general and administrative expenses	23.1	71.6	132.4	(28.9)	198.2
Operating income	5.8	66.9	53.3	—	126.0
Other income (expense)	—	(0.8)	(5.9)	—	(6.7)
Interest income (expense):
Interest expense	(31.9)	(45.9)	(22.8)	50.7	(49.9)
Interest income	43.9	6.3	3.8	(50.7)	3.3
	12.0	(39.6)	(19.0)	—	(46.6)
Income (loss) before income taxes	17.8	26.5	28.4	—	72.7
Income tax (provision) benefit	(6.4)	(10.9)	(5.6)	—	(22.9)
Equity in net income of subsidiaries	35.5	19.9	—	(54.9)	0.5
Net income including non-controlling interest	46.9	35.5	22.8	(54.9)	50.3
Less: preferred stock dividends	0.2	—	—	—	0.2
Less: net income attributable to non-controlling interest	—	—	3.4	—	3.4
Net income applicable to Company common shareholders	$46.7	$35.5	$19.4	$(54.9)	$46.7
Comprehensive income (loss)	$47.1	$30.7	$7.8	$(54.9)	$30.7

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss)
Three Fiscal Months Ended July 1, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$554.0	$978.2	$—	$1,532.2
Intercompany	13.6	—	11.9	(25.5)	—
	13.6	554.0	990.1	(25.5)	1,532.2
Cost of sales	—	479.8	889.7	(11.9)	1,357.6
Gross profit	13.6	74.2	100.4	(13.6)	174.6
Selling, general and administrative expenses	10.7	36.6	61.1	(13.6)	94.8
Operating income	2.9	37.6	39.3	—	79.8
Other income (expense)	—	(0.4)	(3.5)	—	(3.9)
Interest income (expense):
Interest expense	(15.6)	(17.9)	(10.6)	20.5	(23.6)
Interest income	17.3	3.1	2.1	(20.5)	2.0
	1.7	(14.8)	(8.5)	—	(21.6)
Income (loss) before income taxes	4.6	22.4	27.3	—	54.3
Income tax (provision) benefit	(1.7)	(10.6)	(4.9)	—	(17.2)
Equity in net income of subsidiaries	34.7	22.9	—	(56.6)	1.0
Net income including non-controlling interest	37.6	34.7	22.4	(56.6)	38.1
Less: preferred stock dividends	0.1	—	—	—	0.1
Less: net income attributable to non-controlling interest	—	—	0.5	—	0.5
Net income applicable to Company common shareholders	$37.5	$34.7	$21.9	$(56.6)	$37.5
Comprehensive income (loss)	$37.8	$38.7	$37.6	$(56.6)	$57.5

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss)
Six Fiscal Months Ended July 1, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,082.4	$1,897.4	$—	$2,979.8
Intercompany	27.8	—	23.0	(50.8)	—
	27.8	1,082.4	1,920.4	(50.8)	2,979.8
Cost of sales	—	938.7	1,722.5	(23.0)	2,638.2
Gross profit	27.8	143.7	197.9	(27.8)	341.6
Selling, general and administrative expenses	22.0	74.1	120.4	(27.8)	188.7
Operating income	5.8	69.6	77.5	—	152.9
Other income (expense)	—	0.6	2.5	—	3.1
Interest income (expense):
Interest expense	(31.3)	(38.0)	(21.3)	43.0	(47.6)
Interest income	36.8	6.0	4.2	(43.0)	4.0
	5.5	(32.0)	(17.1)	—	(43.6)
Income (loss) before income taxes	11.3	38.2	62.9	—	112.4
Income tax (provision) benefit	(4.2)	(18.2)	(14.2)	—	(36.6)
Equity in net income of subsidiaries	68.8	48.8	—	(116.2)	1.4
Net income including non-controlling interest	75.9	68.8	48.7	(116.2)	77.2
Less: preferred stock dividends	0.2	—	—	—	0.2
Less: net income attributable to non-controlling interest	—	—	1.3	—	1.3
Net income applicable to Company common shareholders	$75.7	$68.8	$47.4	$(116.2)	$75.7
Comprehensive income (loss)	$77.2	$92.1	$72.1	$(116.2)	$125.2

Tables of Contents

Condensed Balance Sheets
June 29, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$0.1	$10.2	$428.5	$—	$438.8
Receivables, net of allowances	—	306.6	907.0	—	1,213.6
Inventories, net	—	448.0	811.6	—	1,259.6
Deferred income taxes	—	25.8	13.2	—	39.0
Prepaid expenses and other	1.8	19.8	83.6	—	105.2
Total current assets	1.9	810.4	2,243.9	—	3,056.2
Property, plant and equipment, net	0.3	180.1	831.8	—	1,012.2
Deferred income taxes	—	2.0	22.9	—	24.9
Intercompany accounts	1,249.1	373.0	38.8	(1,660.9)	—
Investment in subsidiaries	1,162.5	1,407.5	—	(2,570.0)	—
Goodwill	—	0.8	164.2	—	165.0
Intangible assets, net	—	3.2	176.3	—	179.5
Unconsolidated affiliated companies	—	13.1	5.9	—	19.0
Other non-current assets	7.3	23.6	24.8	—	55.7
Total assets	$2,421.1	$2,813.7	$3,508.6	$(4,230.9)	$4,512.5
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$106.9	$862.7	$—	$969.6
Accrued liabilities	6.2	96.4	288.0	—	390.6
Current portion of long-term debt	10.4	—	218.3	—	228.7
Total current liabilities	16.6	203.3	1,369.0	—	1,588.9
Long-term debt	824.1	61.3	32.8	—	918.2
Deferred income taxes	148.0	(13.5)	76.2	—	210.7
Intercompany accounts	—	1,287.9	373.0	(1,660.9)	—
Other liabilities	—	112.2	135.0	—	247.2
Total liabilities	988.7	1,651.2	1,986.0	(1,660.9)	2,965.0
Total Company shareholders’ equity	1,432.4	1,162.5	1,407.5	(2,570.0)	1,432.4
Non-controlling interest	—	—	115.1	—	115.1
Total liabilities and equity	$2,421.1	$2,813.7	$3,508.6	$(4,230.9)	$4,512.5

Tables of Contents

Condensed Balance Sheets
December 31, 2011

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$0.1	$12.4	$421.6	$—	$434.1
Receivables, net of allowances	—	247.0	833.9	—	1,080.9
Inventories	—	436.3	792.4	—	1,228.7
Deferred income taxes	—	25.4	18.0	—	43.4
Prepaid expenses and other	1.8	23.5	74.7	—	100.0
Total current assets	1.9	744.6	2,140.6	—	2,887.1
Property, plant and equipment, net	0.4	186.3	841.9	—	1,028.6
Deferred income taxes	—	1.9	16.7	—	18.6
Intercompany accounts	1,210.4	378.4	40.1	(1,628.9)	—
Investment in subsidiaries	1,147.1	1,374.3	—	(2,521.4)	—
Goodwill	—	0.8	164.1	—	164.9
Intangible assets, net	—	3.3	178.3	—	181.6
Unconsolidated affiliated companies	—	12.6	6.0	—	18.6
Other non-current assets	8.2	23.4	39.4	—	71.0
Total assets	$2,368.0	$2,725.6	$3,427.1	$(4,150.3)	$4,370.4
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$100.1	$846.4	$—	$946.5
Accrued liabilities	6.4	102.8	310.8	—	420.0
Current portion of long-term debt	10.1	—	146.2	—	156.3
Total current liabilities	16.5	202.9	1,303.4	—	1,522.8
Long-term debt	813.5	34.9	44.2	—	892.6
Deferred income taxes	139.4	(18.1)	78.7	—	200.0
Intercompany accounts	—	1,250.5	378.4	(1,628.9)	—
Other liabilities	—	108.3	134.8	—	243.1
Total liabilities	969.4	1,578.5	1,939.5	(1,628.9)	2,858.5
Total Company shareholders’ equity	1,398.6	1,147.1	1,374.3	(2,521.4)	1,398.6
Non-controlling interest	—	—	113.3	—	113.3
Total liabilities and equity	$2,368.0	$2,725.6	$3,427.1	$(4,150.3)	$4,370.4

Tables of Contents

Condensed Statements of Cash Flows
Six Fiscal Months Ended June 29, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$33.1	$(42.6)	$(7.6)	$—	$(17.1)
Cash flows of investing activities:
Capital expenditures	—	(12.1)	(51.8)	—	(63.9)
Proceeds from properties sold	—	—	4.2	—	4.2
Acquisitions, net of cash acquired	—	—	(7.3)	—	(7.3)
Other	—	(13.6)	13.5	—	(0.1)
Net cash flows of investing activities	—	(25.7)	(41.4)	—	(67.1)
Cash flows of financing activities:
Preferred stock dividends paid	(0.2)	—	—	—	(0.2)
Excess tax benefits from stock-based compensation	0.1	—	—	—	0.1
Intercompany accounts	(33.2)	44.5	(11.3)	—	—
Proceeds from other debt	—	466.3	411.5	—	877.8
Repayments of other debt	—	(439.9)	(350.9)	—	(790.8)
Dividends paid to non-controlling interest	—	—	(1.9)	—	(1.9)
Proceeds from exercise of stock options	0.1	—	—	—	0.1
Net cash flows of financing activities	(33.2)	70.9	47.4	—	85.1
Effect of exchange rate changes on cash and cash equivalents	0.1	(4.8)	8.5	—	3.8
Increase (decrease) in cash and cash equivalents	—	(2.2)	6.9	—	4.7
Cash and cash equivalents – beginning of period	0.1	12.4	421.6	—	434.1
Cash and cash equivalents – end of period	$0.1	$10.2	$428.5	$—	$438.8

Tables of Contents

Condensed Statements of Cash Flows
Six Fiscal Months Ended July 1, 2011

	Parent		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations		Total
Net cash flows of operating activities	$19.3		$(20.1)		$(81.7)		$—		$(82.5)
Cash flows of investing activities:
Capital expenditures	(0.2)		(9.2)		(46.1)		—		(55.5)
Proceeds from properties sold	—		0.1		2.7		—		2.8
Acquisitions, net of cash acquired	—		—		—		—		—
Other	—		(16.8)		17.6		—		0.8
Net cash flows of investing activities	(0.2)		(25.9)		(25.8)		—		(51.9)
Cash flows of financing activities:
Preferred stock dividends paid	(0.2)		—		—		—		(0.2)
Excess tax benefits from stock-based compensation	0.7		—		—		—		0.7
Intercompany accounts	(49.2)		3.6		45.6		—		—
Proceeds from other debt	—	Proceeds from other debt	484.6	Proceeds from other debt	387.0	Proceeds from other debt	—	Proceeds from other debt	871.6
Repayments of other debt	—		(442.5)		(316.8)		—		(759.3)
Dividends paid to non-controlling interests	—		—		(2.8)		—		(2.8)
Proceeds from exercise of stock options	0.7		—		—		—		0.7
Net cash flows of financing activities	(48.0)		45.7		113.0		—		110.7
Effect of exchange rate changes on cash and cash equivalents	—		0.2		(13.2)		—		(13.0)
Increase (decrease) in cash and cash equivalents	(28.9)		(0.1)		(7.7)		—		(36.7)
Cash and cash equivalents - beginning of period	29.0		8.0		421.7		—		458.7
Cash and cash equivalents - end of period	$0.1		$7.9		$414.0		$—		$422.0
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

Tables of Contents

A summary of cash and non-cash transactions of the Parent Company’s intercompany account is provided below for the six fiscal months ended June 29, 2012 and the twelve months ended December 31, 2011:

(in millions)	June 29, 2012	December 31, 2011
Beginning Balance	$1,210.4	$1,169.7
Non-cash transactions
Deferred tax	2.1	8.0
Equity based awards	7.1	12.7
Foreign currency and other	(3.7)	(1.0)
Cash transactions	33.2	21.0
Ending Balance	$1,249.1	$1,210.4
Dividends
There were no cash dividend payments to the Parent Company from the Guarantor Subsidiaries in the six fiscal months ended June 29, 2012 or July 1, 2011.
Parent Company Long-Term Debt
At June 29, 2012 and December 31, 2011, the Parent Company was party to the following long-term financing arrangements:

(in millions)	June 29, 2012	December 31, 2011
Subordinated Convertible Notes due 2029	$429.5	$429.5
Debt discount on Subordinated Convertible Notes due 2029	(263.7)	(264.4)
1.00% Senior Convertible Notes due 2012	10.6	10.6
Debt discount on 1.00% Senior Convertible Notes due 2012	(0.2)	(0.5)
0.875% Convertible Notes due 2013	355.0	355.0
Debt discount on 0.875% Convertible Notes due 2013	(30.7)	(40.6)
7.125% Senior Notes due 2017	200.0	200.0
Senior Floating Rate Notes	125.0	125.0
Other	9.0	9.0
Total Parent Company debt	834.5	823.6
Less current maturities	10.4	10.1
Parent Company Long-term debt	$824.1	$813.5

(in millions)	Q2 2013	Q2 2014	Q2 2015	Q2 2016	Q2 2017
Debt maturities twelve month period ending	$10.4	$324.3	$—	$125.0	$—
For long-term debt related to the Parent Company, refer to Footnote 9 "Long-Term Debt" of the Notes to the Condensed Consolidated Financial Statements.
Commitments and Contingencies
For contingencies and guarantees related to the Parent Company, refer to Footnote 18 "Commitments and Contingencies" of the Notes to the Condensed Consolidated Financial Statements.

22.     Subsequent Events
On August 1, 2012, the Company entered into Amendment No. 1 to its U.S. and Canadian Senior Secured Revolving Credit Facility (the “Amendment”). The Amendment provides for, among other things, an increase in the committed revolving credit line to $600 million effective August 1, increasing again up to $700 million upon the closing of the acquisition of the North America business of Alcan Cable. The closing of the acquisition of the North America business is conditioned upon receipt of necessary regulatory approvals, which have been received. In addition, the Amendment extends the maturity date of the Revolving Credit Facility to July 2017. All other principal terms of the amended Revolving Credit Facility remain the same (see Footnote 9 "Long-Term Debt"). The amended Revolving Credit Facility will be used for working capital and general corporate purposes and to provide financing for the acquisition of the Alcan Cable business.

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

•	Managing the Company's product portfolio by pursuing market share in fast growing and value added product lines as well as strategic investments in attractive long-term growth opportunities;

•
Focusing on continuous improvement and operating efficiency through the execution of Lean Six Sigma (“Lean”) strategies and technical expertise to maintain the Company's position as a low cost provider;

•	Expanding operations through organic growth and acquisitions with continued focus in emerging economies;

•	Leveraging the Company's diversity and intellectual property through the sharing of best practices across the global organization; and

•	Maintaining high operational standards through sustainability, safety, and innovation.
The Company's key performance indicators are considered to be volume, as measured in metal pounds sold, operating income, net income, earnings per share, operating cash flows, returns on capital employed and invested capital and working capital efficiency.
Significant Current Business Trends and Events
The wire and cable industry is competitive, mature and cost driven with minimal differentiation for many product offerings among industry participants from a manufacturing or technology standpoint. Starting in late 2010, the Company has benefited from a recovery in demand. However, demand and pricing levels generally remain low compared to the levels that were achieved prior to the impact of the global financial crisis and economic downturn that began in late 2007. The following are significant trends and events that occurred in the three and six months ended June 29, 2012 that affected the Company's operating results:

The Company’s reported results are directly influenced by the price of copper, and to a lesser extent, aluminum. The price of copper and aluminum as traded on the London Metal Exchange (“LME”) and COMEX has historically been subject to considerable volatility. The Company continues to experience volatile commodity pricing, primarily copper and aluminum, as well as other cost inputs. Volatility in the price of copper and aluminum and other raw materials, as well as fuel and energy, may in turn lead to significant fluctuations in our cost of sales or revenues. A significant portion of the Company's electric utility and telecommunications business and, to a lesser extent, the Company's electrical infrastructure business has metal escalators and de-escalators included in customer contracts under a variety of price setting and recovery formulas. The remainder of the Company's business requires that volatility in the cost of metals be recovered through negotiated price changes with customers. In these instances, the ability to change the Company's selling prices may lag the movement in metal prices by a period of time as the customer price changes are implemented. Therefore, in the short-term, during periods of escalating raw material cost inputs, to the extent the Company is able to increase prices in the market to recover the higher raw material costs, the Company will generally experience an increase in gross profit from the sale of its relatively lower value inventory as computed under the weighted average inventory costing method. If the Company is unable to increase prices with the rise in the raw material market prices due to low levels of demand or market dynamics, the Company will experience lower gross profit. Conversely, during periods of declining raw material cost inputs, to the extent the Company has to decrease prices in the market due to competitive pressure as the current cost of metals declines, the Company will generally experience downward pressure on its gross profit due to the sale of relatively higher value inventory as computed under the weighted average inventory costing method. If the Company is able to maintain price levels in an environment in which raw material prices are declining due to high levels of demand, the Company will experience higher gross profit. There is no exact future measure of the effect to the Company's profitability of the change of raw material cost inputs due to the unique set of selling variables and the high volume of transactions in any given period, each of which involves numerous individual pricing decisions. In the three and six months ended June 29, 2012, a 1% change in copper and aluminum costs would have impacted the cost of sales by approximately $7.1 million and $14.2 million, respectively. This impact would directly impact gross profit if the Company was unable to adjust selling prices with a change in the price of copper and aluminum. To help reduce this volatility, the Company has implemented various pricing mechanisms and hedges a portion of its metal purchases when there is a firm price commitment for a future delivery but does not engage in speculative metals trading.

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

The Company has access to various credit facilities around the world and believes that it can adequately fund its global working capital requirements through both internal operating cash flow and the use of the various credit facilities. Overall, the capital structure changes made in recent years, including entering into the $400 million Revolving Credit Facility in July 2011, and recently amending it, creates global operating flexibility to meet working requirement needs and to support organizational and strategic growth. Due to the volatility in metal prices and the fact that metals represent approximately 55% of our product cost at today's levels, the Company's working capital requirements are expected to be variable for the foreseeable future.

The Company continues to actively identify key trends in the industry to capitalize on expanding and new niche markets or exit declining or non-strategic markets in order to achieve better returns. The Company also sets aggressive performance targets for its business and intends to refocus or divest those activities which fail to meet targets or do not fit long-term strategies. The Company completed a greenfield project in India late in 2011 that began operating in 2012 and recently completed a significant further investment in the Company's operations in Brazil. On May 18, 2012, General Cable entered into a purchase agreement with Rio Tinto. Pursuant to the purchase agreement, the Company agreed to acquire the worldwide wire and cable business of Rio Tinto (the “Alcan Cable business”) for an aggregate cash purchase price of $185 million, subject to adjustments primarily related to working capital levels at closing as provided in the purchase agreement. The transaction is structured as a stock purchase of entities in the United States, Hong Kong, China and Mexico and as a purchase of assets in Canada. The closing with respect to the portion of the Alcan Cable business operated in the United States, Canada and Mexico is expected occur on or before the closing with respect to the portion of the Alcan Cable business operated in China. General Cable expects to use its amended Revolving Credit Facility to principally fund the transaction. The transaction is subject to adjustments primarily related to working capital levels at closing as provided in the purchase agreement. The closing of the acquisition of the North America business is conditioned upon receipt of necessary regulatory approvals, which have been received. The Company has made the necessary regulatory filings in the People's Republic of China and that review process is ongoing. On July 4, 2012, the Company entered into an agreement to acquire a majority interest (60%) in Procables S.A. for total consideration of $45 million, subject to adjustments primarily related to working capital levels at closing as provided in the purchase agreement. The acquisition is subject to receipt of regulatory approval, which has been received. No material divestitures were made in the three and six months ended June 29, 2012.

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

The Company's overall financial results discussed in this section reflect the trends described in the Company's 2011 Annual Report on Form 10-K.
Results of Operations
The following table sets forth, for the periods indicated, statement of operations data in millions of dollars and as a percentage of net sales. Percentages may not add due to rounding.

	Three Fiscal Months Ended				Six Fiscal Months Ended
	June 29, 2012		July 1, 2011		June 29, 2012		July 1, 2011
	Amount	%	Amount	%	Amount	%	Amount	%
Net sales	$1,478.1	100.0%	$1,532.2	100.0%	$2,910.6	100.0%	$2,979.8	100.0%
Cost of sales	1,301.1	88.0%	1,357.6	88.6%	2,586.4	88.9%	2,638.2	88.5%
Gross profit	177.0	12.0%	174.6	11.4%	324.2	11.1%	341.6	11.5%
Selling, general and administrative expenses	104.4	7.1%	94.8	6.2%	198.2	6.8%	188.7	6.3%
Operating income	72.6	4.9%	79.8	5.2%	126.0	4.3%	152.9	5.1%
Other income (expense)	(13.5)	(0.9)%	(3.9)	(0.3)%	(6.7)	(0.2)%	3.1	0.1%
Interest expense, net	(23.6)	(1.6)%	(21.6)	(1.4)%	(46.6)	(1.6)%	(43.6)	(1.5)%
Income before income taxes	35.5	2.4%	54.3	3.5%	72.7	2.5%	112.4	3.8%
Income tax (provision) benefit	(12.0)	(0.8)%	(17.2)	(1.1)%	(22.9)	(0.8)%	(36.6)	(1.2)%
Equity in net earnings of affiliated companies	0.5	—%	1.0	—%	0.5	—%	1.4	—%
Net income including non-controlling interest	24.0	1.6%	38.1	2.5%	50.3	1.7%	77.2	2.6%
Less: preferred stock dividends	0.1	—%	0.1	—%	0.2	—%	0.2	—%
Less: net income attributable non-controlling interest	2.1	0.1%	0.5	—%	3.4	0.1%	1.3	—%
Net income attributable to Company common shareholders	$21.8	1.5%	$37.5	2.4%	$46.7	1.6%	$75.7	2.5%
Three Fiscal Months Ended June 29, 2012, Compared with Three Fiscal Months Ended July 1, 2011
Net Sales
The following tables set forth net sales, metal-adjusted net sales, and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for the second quarter of 2011 have been adjusted to reflect the second quarter of 2012 copper average price of $3.56 per pound (a $0.60 decrease compared to the same period in 2011) and the aluminum average price of $1.00 (a $0.26 decrease compared to the same period in 2011). Metal-adjusted net sales, a non-GAAP financial measure, are provided herein in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. The comparable GAAP financial measure is set forth above. See previous discussion of metal price volatility in the “Overview” section.

	Net Sales Three Fiscal Months Ended
	June 29, 2012		July 1, 2011
	Amount	%	Amount	%
North America	$548.0	37%	$566.4	37%
Europe and Mediterranean	444.8	30%	469.2	31%
ROW	485.3	33%	496.6	32%
Total net sales	$1,478.1	100%	$1,532.2	100%

	Metal-Adjusted Net Sales Three Fiscal Months Ended
	June 29, 2012		July 1, 2011
	Amount	%	Amount	%
North America	$548.0	37%	$525.9	37%
Europe and Mediterranean	444.8	30%	436.4	31%
ROW	485.3	33%	449.2	32%
Total metal-adjusted net sales	$1,478.1	100%	$1,411.5	100%
Metal adjustment	—		120.7
Total net sales	$1,478.1		$1,532.2

	Metal Pounds Sold Three Fiscal Months Ended
	June 29, 2012		July 1, 2011
	Pounds	%	Pounds	%
North America	85.8	32%	84.4	34%
Europe and Mediterranean	76.1	29%	71.6	28%
ROW	102.7	39%	96.1	38%
Total metal pounds sold	264.6	100%	252.1	100%
Net sales decreased $54.1 million to $1,478.1 million in the second quarter of 2012 from $1,532.2 million in the second quarter of 2011. After adjusting second quarter 2011 net sales to reflect the $0.60 decrease in the average monthly copper price per pound and the $0.26 decrease in the average aluminum price per pound, net sales of $1,478.1 million reflects an increase of $66.6 million or 5%, from the metal adjusted net sales of $1,411.5 million in 2011. Volume, as measured by metal pounds sold, increased 12.5 million pounds or 5% to 264.6 million pounds in the second quarter of 2012 as compared to 252.1 million pounds in the second quarter of 2011. Metal pounds sold is provided herein as the Company believes this metric to be an appropriate measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. The increase in sales on a metal adjusted basis is primarily due to favorable selling price and product mix of approximately $112.1 million and increased volume of $33.6 million, partially offset by unfavorable foreign currency exchange rate changes of $80.9 million on the translation of reported revenues.

Metal-adjusted net sales in the North America segment increased $22.1 million, or 4%. The increase in sales on a metal adjusted basis is due to favorable selling price and product mix of approximately $19.0 million and increased volume of $3.8 million, partially offset by unfavorable foreign currency exchange rate changes of $2.5 million on the translation of reported revenues, principally related to the Canadian dollar. Volume, as measured by metal pounds sold, increased by 1.4 million pounds, or 2%, in the second quarter of 2012 compared to the second quarter of 2011. The increase in volume is primarily attributable to strength in shipments of aerial transmission products to the electric utility markets as well as demand for specialty cables, including those used in natural resource extraction applications.

Metal-adjusted net sales in the Europe and Mediterranean segment increased $8.4 million, or 2%. The increase in sales on a metal adjusted basis is due to favorable selling price and product mix of approximately $42.9 million and increased volume of $12.1 million, partially offset by unfavorable foreign currency exchange rate changes of $46.6 million on the translation of reported revenues primarily due to a weaker Euro relative to the U.S. dollar. Volume, as measured by metal pounds sold, increased by 4.5 million pounds, or 6%, in the second quarter of 2012 compared to the second quarter of 2011. The Company's project related activities and demand for medium voltage cable in France as well as demand for aluminum based electric utility products in the Mediterranean, more than offset weak economic conditions in Iberia, which negatively influenced demand across a broad spectrum of products.

Metal-adjusted net sales in the ROW segment increased $36.1 million or 8%. The increase in sales on a metal adjusted basis is due to favorable selling price and product mix of approximately $50.2 million and increased volume of $17.7 million, partially offset by unfavorable foreign currency exchange rate changes of $31.8 million on the translation of reported revenues primarily due to the weakening of certain currencies in Central and South America relative to the U.S. dollar. Volume, as measured by metal pounds sold, increased by 6.6 million pounds, or 7%, in the second quarter of 2012 compared to the second quarter of 2011, which is primarily attributable to increased shipments for Brazilian aerial transmission projects, increased domestic demand for building wire and power cables due to ongoing recovery associated with the severe flooding that occurred in Thailand in the fourth quarter of 2011, as well as strength in Venezuela's construction sector driven by government led housing projects.

Cost of Sales
Cost of sales decreased $56.5 million to $1,301.1 million in the second quarter of 2012 from $1,357.6 million in the second quarter of 2011, principally due to higher average copper and aluminum costs in the second quarter of 2012. As previously noted, cost of sales is raw material intensive with copper and aluminum comprising the major cost components for cable products. At current metal prices, material costs are approximately 85% of total product costs with copper and aluminum metal costs comprising approximately 55% of total product cost.
Gross Profit
Gross profit increased $2.4 million, or 1%, in the second quarter of 2012 from the second quarter of 2011. Gross profit as a percentage of sales was 12% in the second quarter of 2012 and was 11% in the second quarter of 2011. The gross profit increase is primarily due to stronger global aerial transmission activity, investments and reliability work on the electrical grid in France and the Mediterranean and stronger construction and mining activity in Central and South America. These improvements were partially offset by a generally declining metal price environment and weaker Iberian end-markets compared with the second quarter of 2011.
Selling, General and Administrative Expense
Selling, general and administrative expense (“SG&A”) increased in the second quarter of 2012 to $104.4 million from $94.8 million in the second quarter of 2011. The increase in SG&A is primarily due to a $6.1 million settlement loss on the termination of a legacy pension plan in the United Kingdom, which was allocated amongst the segments in the three months ended June 29, 2012, as well as higher costs related to global acquisition activity. SG&A as a percentage of metal-adjusted net sales was approximately 7% for the second quarters of 2012 and 2011.
Operating Income (Loss)
The following table sets forth operating income (loss) by segment, in millions of dollars.

	Operating Income (Loss) Three Fiscal Months Ended
	June 29, 2012		July 1, 2011
	Amount	%	Amount	%
North America	$36.6	50%	$41.3	52%
Europe and Mediterranean	8.7	12%	12.4	15%
ROW	27.3	38%	26.1	33%
Total operating income (loss)	$72.6	100%	$79.8	100%
The decrease in operating income for the North America segment of $4.7 million was primarily attributable to the positive impact the Company reported in the second quarter of 2011 as metal prices in the market were rising faster than the average cost of metal in cost of sales as compared to the second quarter of 2012, partially offset by stronger performance of aerial transmission products in electrical utility markets. In addition, operating income was negatively impacted by a pension settlement charge of $2 million in the three months ended June 29, 2012 as noted above.

The decrease in operating income for the Europe and Mediterranean segment of $3.7 million was primarily attributable to the continued weak economic conditions in Europe, principally in Spain, influencing demand and the pricing environment across a broad spectrum of products as well as the positive impact the Company reported in the second quarter of 2011 as metal prices in the market were rising faster than the average cost of metal in cost of sales compared to the second quarter of 2012. In addition, operating income was negatively impacted by a pension settlement charge of $2 million in the three months ended June 29, 2012 as noted above.

The increase in operating income for the ROW segment of $1.2 million was primarily attributable to increased demand for aerial transmission projects in Brazil as well as increased demand in Thailand due to ongoing recovery from the severe flooding that occurred in the fourth quarter of 2011 and stronger construction and mining activity in Central and South America. This impact on operating income was partially offset by the impact the Company reported in the second quarter of 2011 as metal prices in the market were rising faster than the average cost of metal in costs of sales compared to the second quarter of 2012. In addition, operating income was negatively impacted by a pension settlement charge of $2 million in the three months ended June 29, 2012 as noted above.

Other Income (Expense)
Other income (expense) includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated as well as gains and losses on derivative instruments that are not designated as cash flow hedges and ineffectiveness on derivatives designated as cash flow hedges. During the three months ended June 29, 2012 and July 1, 2011, the Company recorded other expense of $13.5 million and other expense of $3.9 million, respectively. For the three months ended June 29, 2012, other expense was primarily the result of losses of $6.5 million on derivative instruments which were not designated as cash flow hedges and the result of $6.5 million of foreign currency transaction loses which resulted from changes in exchange rates in the various countries in which the Company operates. For the three months ended July 1, 2011, other expense of $3.9 million was primarily attributable to foreign currency transaction losses which resulted from changes in exchange rates in the various countries in which the Company operates.

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
Interest Expense
Net interest expense increased to $23.6 million in the second quarter of 2012 from $21.6 million in the second quarter of 2011. Interest expense increased primarily due to additional debt used to fund higher working capital requirements.
Tax Provision
The Company’s effective tax rate for the second quarters of 2012 and 2011 was 33.8% and 31.7%, respectively. The tax rate for the second quarter of 2012 included relatively lower tax benefits recognized due to statute of limitations expirations for certain income tax exposures compared to the second quarter of 2011.
Preferred Stock Dividends
The Company accrued and paid $0.1 million in dividends on its preferred stock in the second quarter of 2012 and 2011.
Six Fiscal Months Ended June 29, 2012, Compared with Six Fiscal Months Ended July 1, 2011
Net Sales
The following tables set forth net sales, metal-adjusted net sales, and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for the first six fiscal months of 2011 have been adjusted to reflect the first six fiscal months of 2012 copper average price of $3.67 per pound (a $0.60 decrease compared to the same period in 2011) and the aluminum average price of $1.03 (a $0.20 decrease compared to the same period in 2011). Metal-adjusted net sales, a non-GAAP financial measure, are provided herein in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. The comparable GAAP financial measure is set forth above. See previous discussion of metal price volatility in the “Overview” section.

	Net Sales
	Six Fiscal Months Ended
	June 29, 2012		July 1, 2011
	Amount	%	Amount	%
North America	$1,089.2	37%	$1,108.2	37%
Europe and Mediterranean	859.9	30%	892.3	30%
ROW	961.5	33%	979.3	33%
Total net sales	$2,910.6	100%	$2,979.8	100%

	Metal-Adjusted Net Sales
	Six Fiscal Months Ended
	June 29, 2012		July 1, 2011
	Amount	%	Amount	%
North America	$1,089.2	37%	$1,033.0	38%
Europe and Mediterranean	859.9	30%	829.5	30%
ROW	961.5	33%	888.1	32%
Total metal-adjusted net sales	$2,910.6	100%	$2,750.6	100%
Metal adjustment	—		229.2
Total net sales	$2,910.6		$2,979.8

	Metal Pounds Sold
	Six Fiscal Months Ended
	June 29, 2012		July 1, 2011
	Pounds	%	Pounds	%
North America	170.4	33%	163.8	32%
Europe and Mediterranean	149.2	28%	145.3	29%
ROW	204.6	39%	196.0	39%
Total metal pounds sold	524.2	100%	505.1	100%
Net sales decreased $69.2 million to $2,910.6 million in the first six fiscal months of 2012 from $2,979.8 million in the first six fiscal months of 2011. After adjusting the first six fiscal months of 2011 net sales to reflect the $0.60 decrease in the average monthly copper price per pound and the $0.20 decrease in the average aluminum price per pound, net sales of $2,910.6 million reflects an increase of $160.0 million or 6%, from the metal adjusted net sales of $2,750.6 million in 2011. Volume, as measured by metal pounds sold, increased 19.1 million pounds or 4% to 524.2 million pounds in the first six fiscal months of 2012 as compared to 505.1 million pounds in the first six fiscal months of 2011. Metal pounds sold is provided herein as the Company believes this metric to be an appropriate measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. The increase in sales on a metal adjusted basis is primarily due to favorable selling price and product mix of approximately $211.4 million and increased volume of $53.5 million, partially offset by unfavorable foreign currency exchange rate changes of $106.7 million on the translation of reported revenues.

Metal-adjusted net sales in the North America segment increased $56.2 million, or 5%. The increase in sales on a metal adjusted basis is due to favorable selling price and product mix of approximately $39.4 million and increased volume of $18.5 million, partially offset by unfavorable foreign currency exchange rate changes of $3.5 million on the translation of reported revenues, principally related to the Canadian dollar. Volume, as measured by metal pounds sold, increased by 6.6 million pounds, or 4%, in the first six fiscal months of 2012 compared to the first six fiscal months of 2011. The increase in volume is primarily attributable to demand for aerial transmission products in the electric utility market and demand for specialty cables, particularly those used in natural resource extraction applications.

Metal-adjusted net sales in the Europe and Mediterranean segment increased $30.4 million, or 4%. The increase in sales on a metal adjusted basis is due to favorable selling price and product mix of approximately $82.5 million and increased volume of $10.9 million, partially offset by unfavorable foreign currency exchange rate changes of $63.0 million on the translation of reported revenues primarily due to a weaker Euro relative to the U.S. dollar. Volume, as measured by metal pounds sold, increased by 3.9 million pounds, or 3%, in the first six fiscal months of 2012 compared to the first six fiscal months of 2011. Volume increases were driven by submarine and land based turnkey project activity and stronger demand for utility cables in France and the Mediterranean.

Metal-adjusted net sales in the ROW segment increased $73.4 million or 8%. The increase in sales on a metal adjusted basis is due to favorable selling price and product mix of approximately $89.5 million and increased volume of $24.1 million, partially offset by unfavorable foreign currency exchange rate changes of $40.2 million on the translation of reported revenues primarily due to the weakening of certain currencies in Central and South America relative to the U.S. dollar. Volume, as measured by metal pounds sold, increased by 8.6 million pounds, or 4%, in the first six fiscal months of 2012 compared to the first six fiscal months of 2011, which is primarily attributable to aerial transmission project shipments in Brazil, Venezuelan government supported housing development projects, and increased economic activity boosting the construction and utilities markets in the Philippines.

Cost of Sales
Cost of sales decreased $51.8 million to $2,586.4 million for the six fiscal months ended June 29, 2012, from $2,638.2 million for the six fiscal months ended July 1, 2011, principally due to a lower average copper and aluminum costs in the second quarter of 2012. As previously noted, cost of sales is raw material intensive with copper and aluminum comprising the major cost components for cable products. At current metal prices, material costs are approximately 85% of total product costs with copper and aluminum metal costs comprising approximately 55% of total product cost.
Gross Profit
Gross profit decreased $17.4 million, or 5%, in the first six fiscal months of 2012 from the first six fiscal months of 2011. Gross profit as a percentage of sales remained flat at 11% in the first six fiscal months of 2012 and 2011. The decrease in gross profit in the first six fiscal months of 2012 compared to the first six months of 2011 reflects the impact of a steadily rising metal price environment in the months leading into the first half of 2011.
Selling, General and Administrative Expense
SG&A increased to $198.2 million in the first six fiscal months of 2012 from $188.7 million in the first six fiscal months of 2011. The increase in SG&A is primarily attributed to a $6.1 million settlement loss on the termination of a legacy pension plan in the United Kingdom, which was allocated amongst the segments, as well as higher acquisition costs related to global acquisition activity. SG&A as a percentage of metal-adjusted net sales was approximately 7% for the first six fiscal months of 2012 and 2011.
Operating Income (Loss)
The following table sets forth operating income (loss) by segment, in millions of dollars.

	Operating Income (Loss)
	Six Fiscal Months Ended
	June 29, 2012		July 1, 2011
	Amount	%	Amount	%
North America	$67.0	53%	$76.8	50%
Europe and Mediterranean	13.2	11%	25.9	17%
ROW	45.8	36%	50.2	33%
Total operating income (loss)	$126.0	100%	$152.9	100%
The decrease in operating income for the North America segment of $9.8 million principally reflects the positive impact the Company reported in the first six fiscal months of 2011 as metal prices in the market were rising faster than the average cost of metal in cost of sales as compared to the first six fiscal months of 2012. In addition, operating income was negatively impacted by a pension settlement charge of $2 million in the three months ended June 29, 2012 as noted above.

The decrease in operating income for the Europe and Mediterranean segment of $12.7 million was primarily attributable to the continued weak economic conditions in Europe, principally in Spain, influencing demand and pricing across a broad spectrum of products as well as the positive impact the Company reported in the first six fiscal months of 2011 as metal prices in the market were rising faster than the average cost of metal in cost of sales compared to the first six fiscal months of 2012. In addition, operating income was negatively impacted by a pension settlement charge of $2 million in the three months ended June 29, 2012 as noted above.

The decrease in operating income for the ROW segment of $4.4 million was primarily attributable to the positive impact the Company reported in the first six fiscal months of 2011 as metal prices in the market were rising faster than the average cost of metal in cost of sales compared to the first six fiscal months of 2012. In addition, operating income was negatively impacted by a pension settlement charge of $2 million in the three months ended June 29, 2012 as noted above.
Other Income (Expense)
Other income (expense) includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated as well as gains and losses on derivative instruments that are not designated as cash flow hedges and ineffectiveness on derivatives designated as cash flow hedges. During the six months ended June 29, 2012 and July 1, 2011, the Company recorded other expense of $6.7 million and other income of $3.1 million, respectively. For the six months ended June 29, 2012, other expense was primarily the result of losses of $0.3 million on derivative instruments which were not designated as cash flow hedges and the result of $5.1 million of foreign currency transaction losses which resulted from changes in exchange rates in the various countries in which the Company operates. For the six months ended July 1, 2011, other income of $3.1 million was primarily the result of unrealized gains on derivative instruments which were not designated as cash flow hedges and foreign currency transaction gains.

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
Interest Expense
Net interest expense increased to $46.6 million in the first six fiscal months of 2012 from $43.6 million in the first six fiscal months of 2011. Interest expense increased primarily due to additional debt used to fund higher working capital requirements.
Tax Provision
The Company’s effective tax rate for the first six fiscal months of 2012 and 2011 was 31.5% and 32.6%, respectively. The tax rate for the first six fiscal months of 2012 reflects a greater relative tax benefit due to statute of limitations expirations for certain income tax exposures compared to the first six fiscal months of 2011.
Preferred Stock Dividends
The Company accrued and paid $0.2 million in dividends on its preferred stock in the first six fiscal months of 2012 and 2011.
Liquidity and Capital Resources
The Company maintains a stable financial position as evidenced by the Company's ability to generate substantial cash from operations and access to capital markets at competitive rates. Cash flows from operations as well as borrowings from our various credit facilities provide the primary source for financing operating expenses and other short-term liquidity needs. As necessary, the Company funds working capital needs, debt and interest payments, as well as discretionary investment in internal product development, acquisitions, Series A preferred stock dividends, repurchase of common stock and taxes. The overall financial position of the Company reflects the business results and a global liquidity management strategy that incorporates cash needs, economic factors, volatile working capital needs and tax considerations.

General Cable Corporation is a holding company with no operations of its own. All of the Company's operations are conducted, and net sales are generated, by its subsidiaries and investments. Accordingly, the Company's cash flow comes from the cash flows of its global operations. The Company's ability to use cash flow from its international operations, if necessary, has historically been adversely affected by limitations on the Company's ability to repatriate such earnings tax efficiently. As of June 29, 2012, approximately 94% of cash and cash equivalents were held outside of the U.S. by our foreign subsidiaries compared with 98% as of December 31, 2011. If these funds are needed for the Company's operations in the U.S., the Company may be required to accrue and pay U.S. taxes and foreign withholding taxes to repatriate these funds. However, the Company's intent is to indefinitely reinvest these funds outside of the U.S. and current plans do not demonstrate a need to repatriate them to fund U.S. operations. In addition, our Revolving Credit Facility provides the Company flexibility in financing operating expenses and any other short-term liquidity needs of our U.S. operations.

Approximately 28% and 21% of the consolidated cash balance as of June 29, 2012 and December 31, 2011, respectively, was held in Venezuela. Operating cash flows attributable to Venezuela were $30.9 million and $26.6 million for the six months ended June 29, 2012 and July 1, 2011, respectively. Venezuela has foreign exchange and price controls which have historically limited the Company's ability to convert bolivars to U.S. dollars and transfer funds out of Venezuela. In Venezuela, government restrictions on the transfer of cash out of the country have limited the Company's ability to repatriate cash. We do not consider the net assets of Venezuela to be integral to the Company's ability to service its debt and operational requirements.
Summary of Cash Flows
Operating cash outflow of $17.1 million in the six fiscal months ended June 29, 2012 reflects a net working capital use of $147.1 million as compared to $219.1 million in the six fiscal months ended July 1, 2011. In both periods, the Company experienced increased volume which caused accounts receivables to increase. Inventory levels were relatively flat during the six fiscal months ended June 29, 2012, thereby having little operating cash flow impact whereas in 2011 there was a significant inventory increase only partially offset by an increase in the corresponding accounts payable. Days sales outstanding and days in inventory remained relatively consistent in the six fiscal months ended June 29, 2012 and July 1, 2011. Partially offsetting this net working capital use of cash in the six fiscal months ended June 29, 2012 was $130.0 million of overall net cash inflows related to net income adjusted for depreciation and amortization, amortization on restricted stock awards, foreign currency loss, deferred income tax income, excess tax benefits from stock based compensation, and convertible debt instruments non cash interest charges.

Cash flow used by investing activities was $67.1 million in the six fiscal months ended June 29, 2012, principally reflecting $63.9 million of capital expenditures. In the current year, the Company continued to focus on projects around the world to upgrade equipment, improve efficiency and throughput and enhance productivity. The Company anticipates capital spending to be approximately $90 million to $110 million in 2012.

Financing activities generated $85.1 million of cash inflows in the six fiscal months ended June 29, 2012. The Company evaluates factors such as future operating cash flow requirements, other cash flow expectations, investment and financing strategic plans and the overall cost of capital to determine the appropriate levels of short and long-term debt to maintain. Refer to "Debt and Other Contractual Obligations" below for details.
Debt and Other Contractual Obligations
The Company’s outstanding debt obligations were $1,146.9 million as of June 29, 2012 and the Company maintained approximately $744.1 million of excess availability under its various credit facilities around the world. The Company utilizes short and long term debt to address working capital needs, debt repayments, and interest as well as discretionary investments in internal product development, acquisitions, Series A preferred stock dividends, repurchase of common stock and taxes. Short-term liquidity and working capital needs are generally supported through operating cash flows. The Company maintains ratings on its public debt and is a well-known seasoned issuer; therefore, the Company has and expects to continue to obtain market rates on any new borrowings.

On July 22, 2011, the Company entered into, and recently amended, a new $400 million asset-based revolving credit facility ("Revolving Credit Facility"). The Revolving Credit Facility replaced the Company’s prior $400 million Senior Secured Revolving Credit Facility (“Terminated Credit Facility”), which was set to mature in July 2012. The Revolving Credit Facility contains restrictions in areas consistent with the Terminated Credit Facility, including limitations on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions. In the aggregate, however, the restrictions in the Revolving Credit Facility provide the Company greater flexibility than those under the Terminated Credit Facility, and generally only apply in the event that the Company's availability under the Revolving Credit Facility falls below certain specific thresholds. The Revolving Credit Facility may be used for refinancing certain existing indebtedness and will continue to be used for working capital purchases. The Company expects to use its Revolving Credit Facility to principally fund the acquisition of the Alcan Cable Business. See “Significant Current Business Trends and Events” for information on the proposed acquisition of the Alcan Cable Business.

Failure to comply with any of the covenants, financial tests and ratios required by the Company's existing or future debt obligations could result in a default under those agreements and under other agreements containing cross-default provisions, as defined in the Company's Revolving Credit Facility, 1.00% Senior Convertible Notes, 0.875% Convertible Notes, Subordinated Convertible Notes, 7.125% Senior Notes, Senior Floating Rate Notes and various other credit facilities maintained by the Company's restricted subsidiaries. A default would permit lenders to cease making further extensions of credit, accelerate the maturity of the debt under these agreements and foreclose upon any collateral securing that debt. The lenders under the Company's Revolving Credit Facility have a pledge of all of the capital stock of existing and future U.S. and Canadian subsidiaries. The lenders under the Company's Revolving Credit Facility have a lien on substantially all of the Company's U.S. and Canadian assets and a pledge of 65% of the equity interests of certain of the Company's foreign subsidiaries. The Company also has incurred secured debt in connection with some of its European operations. Certain European countries have experienced varying degrees of financial stress. Risks from the continued debt crisis in Europe could continue to disrupt the financial markets which could have a detrimental impact on global economic conditions and on sovereign and non-sovereign obligations. There remains considerable uncertainty as to future developments in the European debt crisis and the impact on financial markets. As of June 29, 2012, the Company had no direct sovereign debt exposure.  The lenders under these European secured credit facilities also have liens on assets of certain of the Company's European subsidiaries. As a result of these pledges and liens, if the Company fails to meet its payment or other obligations under any of its secured indebtedness, the lenders under the applicable credit agreement would be entitled to foreclose on substantially all of the Company's assets and liquidate these assets. Broadly, cross-default provisions would permit lenders to cause such indebtedness to become due prior to its stated maturity in the event a default remains unremedied for a period of time under the terms of one or more financing agreements, a change in control or a fundamental change. As of June 29, 2012 and December 31, 2011, the Company was in compliance with all debt covenants.

The Company’s defined benefit plans at December 31, 2011 were underfunded by $114.7 million. Pension expense for the Company’s defined benefit pension plans for the six fiscal months ended June 29, 2012 was $14.7 million and cash contributions were approximately $3.5 million.

The Company anticipates being able to meet its obligations as they come due based on historical operating and financing experience and the expected availability of funds under its current credit facilities. The Company’s contractual obligations and commercial commitments as of June 29, 2012 (in millions of dollars) are summarized below.

	Payments Due by Period
Contractual obligations (1,2):	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Total debt (excluding capital leases)	$1,142.5	$227.2	$348.8	$389.7	$176.8
Convertible debt at maturity (3)	294.6	0.2	30.7	—	263.7
Capital leases	4.4	1.5	2.2	0.7	—
Interest payments on 7.125% Senior Notes	67.7	14.3	28.5	24.9	—
Interest payments on Senior Floating Rate Notes	9.2	3.3	5.9	—	—
Interest payments on 0.875% Convertible Notes	4.4	3.1	1.3	—	—
Interest payments on 1.00% Senior Convertible Notes	—	—	—	—	—
Interest payments on Subordinated Convertible Notes	257.5	19.3	38.6	38.6	161.0
Interest payments on Spanish term loans	1.1	0.8	0.3	—	—
Operating leases (4)	154.8	32.3	58.4	47.4	16.7
Purchase agreements (5)	35.8	35.8	—	—	—
Preferred stock dividend payments	0.6	0.3	0.3	—	—
Defined benefit pension obligations (6)	176.5	16.0	33.4	35.1	92.0
Postretirement benefits	6.9	1.0	1.8	1.3	2.8
Unrecognized tax benefits, including interest and penalties (7)	—	—	—	—	—
Total	$2,156.0	$355.1	$550.2	$537.7	$713.0

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

(3)	Represents the current debt discount on the Company’s 1.00% Senior Convertible Notes, 0.875% Convertible Notes and Subordinated Convertible Notes.

(4)	Operating lease commitments are described under Footnote 18 "Commitments and Contingencies."

(5)	Represents our firm purchase commitments on our forward pricing agreements as disclosed in Footnote 10 "Financial Instruments."

(6)	Defined benefit pension obligations reflect the Company’s estimates of contributions that will be required in 2012 and future years to meet current law minimum funding requirements.

(7)
Unrecognized tax benefits of $73.7 million have not been reflected in the above table due to the inherent uncertainty as to the amount and timing of settlement, which is contingent upon the occurrence of possible future events, such as examinations and determinations by various tax authorities.

Off Balance Sheet Assets and Obligations
The Company has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. At June 29, 2012, future minimum rental payments required under non-cancelable lease agreements during the twelve month periods beginning June 29, 2012 through June 30, 2017 are $32.3 million, $31.1 million, $27.3 million, $25.3 million and $22.1 million, respectively, and $16.7 million thereafter.

As of June 29, 2012, the Company had $54.8 million in letters of credit, $291.5 million in various performance bonds and $221.2 million in other guarantees. Other guarantees include bank guarantees and advance payment bonds. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self-insurance claims, defined benefit plan obligations, contract performance, quality and other various bank and financing guarantees. Advance payment bonds are often required by customers when we obtain advance payments to secure the production of cable for long-term contracts. The advance payment bonds provide the customer protection on their deposit in the event that the Company does not perform under the contract. See “Liquidity and Capital Resources” for excess availability under the Company’s various credit borrowings.

See the previous section, “Debt and Other Contractual Obligations,” for information on debt-related guarantees.

Environmental Matters
The Company’s expenditures for environmental compliance and remediation amounted to approximately $1.0 million and $1.0 million for the three months ended June 29, 2012 and July 1, 2011, respectively. The Company's expenditures for environmental compliance and remediation amounted to approximately $1.6 million for the six months ended June 29, 2012 and July 1, 2011, respectivly. In addition, certain of General Cable’s subsidiaries have been named as potentially responsible parties in proceedings that involve environmental remediation. The Company has accrued $2.0 million at June 29, 2012, and $1.9 million at December 31, 2011, for all environmental liabilities. While it is difficult to estimate future environmental liabilities, the Company does not currently anticipate any material adverse effect on results of operations, cash flows or financial position as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs.
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

Actual results may differ materially from those discussed in forward-looking statements as a result of factors, risks and uncertainties over many of which we have no control. These factors, risks and uncertainties include, but are not limited to, the following: (1) general economic conditions, particularly those in the construction, energy and information technology sectors; (2) the volatility in the price of raw materials, particularly copper and aluminum; (3) our ability to invest in product development, to improve the design and performance of our products; (4) economic, political and other risks of maintaining facilities and selling products in foreign countries; (5) domestic and local country price competition; (6) our ability to successfully integrate and identify acquisitions; (7) the impact of technology; (8) our ability to maintain relationships with our distributors and retailers; (9) the changes in tax rates and exposure to new tax laws; (10) our ability to adapt to current and changing industry standards; (11) our ability to execute large customer contracts; (12) our ability to maintain relationships with key suppliers; (13) the impact of fluctuations in foreign currency rates; (14) compliance with foreign and U.S. laws and regulations; (15) our ability to negotiate extensions of labor agreements; (16) our ability to continue our uncommitted accounts payable confirming arrangements; (17) our exposure to counterparty risk in our hedging arrangements; (18) changes in financial impact on any future plant closures; (19) our ability to achieve target returns on investments in our defined benefit plans; (20) possible future environmental liabilities and asbestos litigation; (21) our ability to properly defend current pending antitrust and competition law; (22) our ability to attract and retain key employees; (23) our ability to make payments on our indebtedness; (24) our ability to comply with covenants in our existing or future financing agreements; (25) lowering of one or more of our debt ratings; (26) our ability to maintain adequate liquidity; (27) the trading price of our common stock; (28) and other material factors. See Item 1A "Risk Factors", for a more detailed discussion on some of these risks.

Forward-looking statements reflect the views and assumptions of management as of the date of this report with respect to future events. The Company does not undertake, and hereby disclaims, any obligation, unless required to do so by applicable securities laws, to update any forward-looking statements as a result of new information, future events or other factors. The inclusion of any statement in this report does not constitute an admission by the Company or any other person that the events or circumstances described in such statement are material.
Critical Accounting Policies and Estimates
The Company’s significant accounting policies are described in Footnote 2 "Accounting Standards" to the audited annual consolidated financial statements. In the six months ended June 29, 2012, there have been no significant changes to these policies. In the six months ended June 29, 2012, there have been no recent accounting pronouncements that are expected to have a significant effect on the consolidated financial statements.
Venezuelan Operations
Effective January 1, 2011, the Central Bank of Venezuela and the Ministry of Finance published an amendment to Convenio Cambiario No. 14 (the Exchange Law), whereby the official exchange rate was set at 4.30 BsF per U.S. dollar. In the six months ended June 29, 2012 and July 1, 2011 the Company purchased 12.8 million and 9.0 million pounds of copper, respectively.

At June 29, 2012 and December 31, 2011, the Company’s total assets in Venezuela were $336.3 million and $286.4 million and total liabilities were $96.5 million and $65.9 million, respectively. At June 29, 2012 and December 31, 2011, total assets included BsF denominated monetary assets of $179.6 million and $138.3 million, which consisted primarily of $123.7 million and $92.9 million of cash, and $49.8 million and $42.2 million of accounts receivable, respectively. At June 29, 2012 and December 31, 2011, total liabilities included BsF denominated monetary liabilities of $41.2 million and $31.1 million, which consisted primarily of accounts payable and other accruals, respectively. All monetary assets and liabilities were remeasured at 4.30 BsF per U.S. dollar at June 29, 2012 and December 31, 2011.

Sales in Venezuela were 3% of consolidated net sales for the three fiscal months ended June 29, 2012 and July 1, 2011. Operating income in Venezuela was 15% and 14% of consolidated operating income for the three fiscal months ended June 29, 2012 and July 1, 2011, respectively. The Company's sales in Venezuela were 4% and 3% of consolidated net sales for the six fiscal months ended June 29, 2012 and July 1, 2011, respectively. Operating income in Venezuela was 16% and 12% of consolidated operating income for the six fiscal months ended June 29, 2012 and July 1, 2011, respectively. For the three fiscal months ended June 29, 2012, Venezuela’s sales and cost of goods sold were approximately 100% and 38% BsF denominated and approximately 0% and 62% U.S. dollar denominated, respectively. For the three fiscal months ended July 1, 2011, Venezuela’s sales and cost of goods sold were approximately 89% and 29% BsF denominated and approximately 11% and 71% U.S. dollar denominated, respectively. For the six fiscal months ended June 29, 2012, Venezuela's sales and cost of goods sold were approximately 99% and 37% BsF denominated and approximately 1% and 63% U.S. dollar denominated, respectively. For the six fiscal months ended July 1, 2011, Venezuela's sales and cost of goods sold were approximately 90% and 29% BsF denominated and approximately 10% and 71% U.S. dollar denominated, respectively.

During the three and six fiscal months ended June 29, 2012, the Company settled $11.0 million and $30.6 million U.S. dollar denominated intercompany payables and accounts payable in Venezuela, respectively. During the three and six fiscal months ended July 1, 2011 the Company settled $15.0 million of U.S. dollar denominated intercompany payables and accounts payable in Venezuela. During the three and six fiscal months ended June 29, 2012, settlements were made at the official exchange rate of 4.30 BsF per U.S. dollar on U.S. dollar denominated intercompany payables and accounts payable. At June 29, 2012, $55.3 million of requests for U.S. dollars to settle U.S. dollar denominated liabilities remained pending, which the Company expects will be settled at the 4.30 BsF per U.S. dollar rate. Approximately $36.3 million of the requested settlements are current, $18.4 million have been pending over 30 days and $0.6 million have been pending over one year. Currency exchange controls in Venezuela continue to limit the Company’s ability to repatriate funds from Venezuela. We do not consider the net assets of Venezuela to be integral to the Company’s ability to service its debt and operational requirements.

As a result of government restrictions, Venezuela continues to operate in a difficult economic environment. The Company has historically taken steps to address operational challenges including obtaining approval of copper imports at the 4.30 essential BsF per U.S. dollar rate in the first six fiscal months of 2012, purchasing other raw material products domestically, and adjusting prices to reflect raw material cost and adherence to government price controls.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
General Cable is exposed to various market risks, including changes in interest rates, foreign currency and raw material (commodity) prices. To manage risks associated with the volatility of these natural business exposures, General Cable enters into interest rate, commodity and foreign currency derivative agreements, as well as copper and aluminum forward pricing agreements. General Cable does not purchase or sell derivative instruments for trading purposes. General Cable does not engage in trading activities involving commodity contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques. Depending on the extent of an unrealized loss position on a derivative contract held by the Company, certain counterparties may require a deposit to secure the derivative contract position. As of June 29, 2012, there were no contracts held by the Company that required collateral to secure the Company’s derivative liability positions. At December 31, 2011, there were contracts held by the Company that required $0.7 million in collateral to secure the Company’s derivative liability positions.

The notional amounts and fair values of these designated cash flow financial instruments at June 29, 2012 and December 31, 2011 are shown below (in millions).

	June 29, 2012		December 31, 2011
	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash flow hedges:
Interest rate swaps	$23.0	$(0.2)	$32.1	$(0.6)
Commodity futures	126.2	(7.7)	216.1	(10.2)
Foreign currency forward exchanges	48.4	—	55.4	(0.7)
		$(7.9)		$(11.5)
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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 29, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of June 29, 2012.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 29, 2012, the Company, under the supervision and with the participation of the CEO and CFO, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this process, management concluded that internal control over financial reporting was effective as of June 29, 2012.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting, as such item is defined in Exchange Act Rules 13a–15(f) and 15d–15(f), during the fiscal quarter ended June 29, 2012, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The employees of the Company do have the right to surrender to the Company shares in payment of minimum tax obligations upon the vesting of grants of common stock under the Company’s equity compensation plans. During the fiscal quarter ended June 29, 2012, there were 407 shares surrendered to the Company by employees in payment of minimum tax obligations upon the vesting of nonvested stock under the Company’s equity compensation plans, and the average price paid per share was $31.02. During the six months ended June 29, 2012, there were 2,471 shares surrendered to the Company by employees in payment of minimum tax obligations upon the vesting of nonvested stock under the Company's equity compensation plans, and the average price paid per share was $30.53.

ITEM 6. EXHIBITS
The following exhibits are filed herewith or incorporated herein by reference. Documents indicated by an asterisk (*) are filed herewith. Documents not indicated by an asterisk are incorporated by reference to the document indicated.

a)	Exhibits

*2.1
Purchase Agreement, dated May 18, 2012, by and among Rio Tinto Alcan Inc., Alcan Asia Limited, Alcan Corporation and General Cable Corporation. The schedules and exhibits to the purchase agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. General Cable Corporation agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedule or exhibit.

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

General Cable Corporation

Signed:	August 3, 2012	By:	/s/ BRIAN J. ROBINSON
Brian J. Robinson
Executive Vice President, Chief
Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Exhibit Index

*2.1
Purchase Agreement, dated May 18, 2012, by and among Rio Tinto Alcan Inc., Alcan Asia Limited, Alcan Corporation and General Cable Corporation. The schedules and exhibits to the purchase agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. General Cable Corporation agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedule or exhibit.

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