Form 10-K/A
period 2011-12-31
GENERAL CABLE CORP /DE/
filed 2013-03-01
CIK 886035

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
As of February 17, 2012 there were 49,764,204 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2011 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
INDEX TO ANNUAL REPORT
ON FORM 10-K/A

EXPLANATORY NOTE
Restatement of Consolidated Financial Statements
On October 29, 2012, General Cable Corporation (the "Company") announced that it had identified historical accounting errors relating to inventory. The accounting errors understated cost of sales and overstated inventory balances in its previously issued financial statements for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, for the interim periods during those years, for the three months ended March 30, 2012 and for the six months ended June 29, 2012.

Based on its initial review, the Company determined that the errors were attributable to two facilities located in Brazil and a third facility located in South Africa, within the Company's Rest of World (“ROW”) segment. However, following the October 29, 2012 announcement, the Company's management became aware of additional information relating to the causes of the inventory accounting errors and the timing of internal reporting of the inventory accounting issues to senior corporate management at the Company's headquarters in Highland Heights, Kentucky, as well as potential inventory theft in Brazil. These matters have been the principal focus of an internal investigation by the Company, subject to the oversight of the Audit Committee of the Company's Board of Directors (the "Audit Committee"), with the assistance of outside counsel and a forensic accounting firm. Based on the investigation, the Company believes that the inventory accounting issues are, to a significant extent, attributable to a complex theft scheme in Brazil and, to a somewhat lesser extent, accounting errors, primarily in Brazil, affecting work in process and finished goods inventory that were not detected due to a deficient reconciliation process.

The Audit Committee concluded on October 26, 2012 that the Company's previously issued consolidated financial statements for fiscal years ended December 31, 2011, 2010, and 2009 and the related reports of its independent registered public accounting firm, the interim periods during those years, and the financial statements as of and for the periods ended March 30, 2012 and June 29, 2012 should no longer be relied upon. After analyzing the size and timing of the inventory accounting issue, the Company determined the inventory accounting errors were material and would require the Company to restate certain of its previously issued financial statements. For the years ended December 31, 2011, 2010, 2009, and 2008, and for the three months ended March 30, 2012 and six months ended June 29, 2012, cost of sales was understated by $17.9 million, $8.3 million, $5.6 million, $7.1 million, $2.7 million and $6.2 million, respectively. As of December 31, 2011, 2010, 2009 and 2008, March 30, 2012 and June 29, 2012 inventory balances were overstated by $40.0 million, $27.0 million, $17.4 million, $8.7 million, $43.7 million, and $43.5 million, respectively. In addition, due to accounting errors at one of the Brazilian facilities that occurred prior to the Company's acquisition of Phelps Dodge International Corporation ("PDIC") in 2007, the Company overstated inventory in its allocation of the purchase price among assets acquired, resulting in an understatement of goodwill. The understated goodwill and overstated inventory associated with the acquisition of PDIC in the fourth quarter of 2007 is $3.4 million.

As a result of the above-described inventory accounting issues, the Company examined and assessed the underlying internal control deficiencies that compromised the Company's ability to prevent or detect the inventory accounting issues. Specifically, the Company has identified control deficiencies in the processes, procedures and controls related to (i) the computation of cost of sales and balances of finished goods and work-in-process inventory at two facilities located in Brazil within the Company's ROW segment, and (ii) the ROW segment executive management oversight, which were overridden; these deficiencies, which prevented the timely detection of theft of a substantial quantity of inventory and the detection and internal reporting of the inventory accounting errors, collectively constituted a material weakness in inventory controls at Brazil and a material weakness in the controls related to the ROW segment executive management. The Company has instituted and will continue to institute steps to remediate the material weaknesses.
As more fully described in Note 22 - Restatement of Consolidated Financial Statements to the accompanying consolidated financial statements, the Company has restated its Consolidated Balance Sheets as of December 31, 2011 and 2010 and the related Consolidated Statements of Operations and Comprehensive Income (Loss), Statements of Cash Flows, and Statements of Changes in Total Equity for the years ended December 31, 2011, 2010, and 2009. Selected Financial Data and Management's Discussion and Analysis of Financial Condition and Results of Operations have also been revised for the effects of the restatement. In addition, the unaudited quarterly operating results set forth in this amended annual report on Form 10-K/A have been restated.

Management reassessed its evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2011 based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of Treadway Commission (COSO). As a result of that assessment, management identified control deficiencies that collectively constituted material weaknesses and, accordingly, has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2011. For a description of the material weaknesses identified by management and management's plan to remediate the material weaknesses, see "Part II - Item 9A - Controls and Procedures."

The Company is also restating cost of sales, inventory, property, plant and equipment, accumulated other comprehensive income and retained earnings as a result of errors associated with certain foreign currency adjustments. See Note 22 within the Notes to the Consolidated Financial Statements for additional information.

In addition, the Company has adopted Financial Accounting Standards Board (“FASB”) guidance on the presentation of comprehensive income. The new guidance requires the Company to present items of net income and other comprehensive income either in one continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The Company adopted this guidance as of January 1, 2012. In accordance with the new guidance, the Company has elected to present total comprehensive income in our Consolidated Statements of Operations and Comprehensive Income (Loss), and financial statements for prior periods have been recast in accordance with the new guidance. See Note 2 to the Consolidated Financial Statements for additional information.

We have not modified or updated disclosures presented in our Annual Report on Form 10-K for the period ended December 31, 2011 filed with the Securities and Exchange Commission on February 23, 2012 (the "Original Filing"), except as required to reflect the effects of the restatement and as a result of adoption of FASB guidance on the presentation of comprehensive income. Accordingly, this amended Annual Report does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by the restatement and adoption of FASB guidance on the presentation of comprehensive income is unchanged and reflects the disclosures made at the time of the Original Filing. References to this “Annual Report on Form 10-K/A" and this "Amended Annual Report on Form 10-K/A" herein shall refer to the Original Filing as amended by this Amended Annual Report on Form 10-K/A. The following items have been amended as a result of the restatement:

Part I, Item 1A. Risk Factors;
Part II, Item 6. Selected Financial Data;
Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations;
Part II, Item 8. Financial Statements and Supplemental Data;
Part II, Item 9A. Controls and Procedures;
Part IV, Item 15. Exhibits and Financial Statement Schedule

The Company's Chief Executive Officer and Chief Financial Officer are providing currently dated certifications in connection with this Amendment on Form 10-K/A; the certifications are filed as Exhibits 31.1, 31.2 and 32.1. The Company is also filing amended Forms 10-Q for the quarters ended March 30, 2012 and June 29, 2012.
PART I.

ITEM 1.	BUSINESS
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
Business Segments
The Company's operating structure is the basis for our financial reporting. The Company's three segments include North America, Europe and Mediterranean, and ROW. Additional financial information regarding the segments appears in Note 16 - Segment Information.
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
Products
The Company serves its customers through a global network of manufacturing facilities with worldwide sales representation and distribution. The Company's product portfolio includes more than 100,000 products and the Company believes it has one of the most diversified product lines in the industry to meet customers' needs. The various wire and cable product lines are sold and manufactured by all geographic segments except for rod mill products, which are only manufactured and sold externally by the ROW segment. Revenue by product line and geographic region is included in Note 16 - Segment Information. The majority of products sold by the Company's three segments include the following:

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
Environmental Matters
The Company is subject to a variety of federal, state, local and foreign laws and regulations covering the storage, handling, emission and discharge of materials into the environment, including CERCLA, the Clean Water Act, the Clean Air Act (including the 1990 amendments) and the Resource Conservation and Recovery Act. While it is difficult to estimate future environmental liabilities accurately, the Company does not currently anticipate any material adverse effect on its consolidated results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs of the sites as discussed below in Item 3 - Legal Proceedings and Note 17 - Commitments and Contingencies.
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
Disclosure Regarding Forward-Looking Statements
Certain statements in the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011 including, without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures, understanding of competition, projected sources of cash flow, potential legal liability, proposed legislation and regulatory action, and our management's beliefs, expectations or opinions, are forward-looking statements, and as such, we desire to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. Forward-looking statements can generally be identified as statements containing the words “believe,” “expect,” “may,” “could,” “anticipate,” “intend,” “should,” “estimate,” “project,” “will,” “plan,” “assume,” “seek to” or other similar expressions, although not all forward-looking statements contain these identifying words. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements as a result of factors, risks and uncertainties over many of which we have no control. These risks and uncertainties include, but are not limited to, those described in Item 1A - Risk Factors and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission ("the SEC").
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
The most recent certifications by our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to our 2011 Annual Report on Form 10-K/A. We have also filed with the New York Stock Exchange the most recent Annual CEO certification as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

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
Certain statements in the 2011 Annual Report on Form 10-K/A including, without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures, understanding of competition, projected sources of cash flow, potential legal liability, proposed legislation and regulatory action, and our management's beliefs, expectations or opinions, are forward-looking statements, and as such, we desire to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995. Our forward-looking statements should be read in conjunction with our comments in this report under the heading, “Disclosure Regarding Forward-Looking Statements.” Actual results may differ materially from those statements as a result of factors, risks and uncertainties over which we have no control. The risk factors discussed below are all of the known material risks and uncertainties that we know to exist. However, additional risks that are currently unknown to us may also impair our business or adversely affect our financial condition or results of operations.

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
During the year ended December 31, 2011, approximately 64% of our sales and approximately 76% of our assets were in markets outside of North America. Our operations outside of North America generated approximately 55% of our cash flows from operations during this period. Some of our facilities, in particular, certain locations such as Algeria, Angola, Egypt, India, Pakistan, the Philippines, Thailand, and Venezuela, among others, are at higher risk of being targets of economic and political destabilization, international conflicts, restrictive actions by foreign governments, nationalizations or expropriations, changes in regulatory requirements, the difficulty of effectively managing diverse global operations, terrorist activities, adverse foreign tax laws and the threat posed by potential pandemics in countries that do not have the resources necessary to deal with such outbreaks. Our financial results may be adversely affected by the enactment of exchange controls or foreign governmental or regulatory restrictions on the transfer of funds. In addition, negative tax consequences relating to the repatriation of certain foreign income may adversely affect our cash flows. Over time, we intend to continue to expand our foreign operations, which would serve to exacerbate these risks and their potential effect on our business, financial position and results of operations. Economic and political developments in the countries in which we have operations, including future economic changes or crises (such as inflation, currency devaluation or recession), government deadlock, political instability, political activism, terrorist activities, civil strife, international conflicts, changes in laws and regulations and expropriation or nationalization of property or other resources, could impact our operations or the market value of our common stock and have an adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2011, property, plant and equipment, goodwill and other intangible assets account for approximately $1,373.5 million, or 32% of our total assets. In accordance with generally accepted accounting principles, we periodically assess our long-lived assets to determine if they are impaired. The testing for impairment is based on assumptions regarding our future business outlook as well as other factors. While we continue to review and analyze many factors that can impact our business, such as industry and economic trends, our analyses are subjective and are based on conditions existing at and trends leading up to the time the assumptions are made. Actual results could differ materially from these assumptions particularly in the event of disruptions to our business, unexpected significant changes or planned changes in the use of assets or divestitures or expropriations of assets. Future impairment charges could significantly affect our results of operations in the period recognized.

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

We have a significant amount of debt and may incur additional debt in the future. If new debt is added to our current debt levels, the risks described herein would intensify. Refer to Note 9 - Long-Term Debt of this document for details on the various debt agreements.
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

•
If we fail to comply with the reporting obligations of the Exchange Act or if we fail to maintain adequate internal control over financial reporting, our business and the trading price of our common stock could be materially adversely affected.

As a public company, we are required to comply with the periodic reporting obligations of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including the requirement that we file annual reports and quarterly reports with the SEC. Our failure to file required information in a timely manner could subject us to penalties under federal securities laws, expose us to lawsuits, create a default in our existing debt instruments and facilities, and restrict our ability to access financing. In addition, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles (“GAAP”). However, our management has identified control deficiencies that constitute material weaknesses  These material weaknesses resulted in material errors that caused us file restated consolidated financial statements as of and for the years ended December 31, 2011, 2010 and 2009, and  unaudited financial statements for  interim periods in 2011 and interim periods ending on March 30, 2012 and June 29, 2012.

Although we have implemented measures to address the material weaknesses, the deficiencies collectively constituting the material weaknesses identified by management are not fully remediated as of the date of the filing of this report. We cannot provide assurance that we have identified all, or that we will not in the future have additional, material weaknesses in our internal control over financial reporting. As a result, we may be required to implement further remedial measures and to design enhanced processes and controls to address deficiencies, which could result in significant costs to us and require us to divert substantial resources, including management time, from other activities.  If we do not effectively remediate the material weaknesses identified by management and maintain adequate internal controls over financial reporting in the future, we may not be able to prepare reliable financial reports and comply with our reporting obligations under the Exchange Act on a timely basis. Any such delays in the preparation of financial reports and the filing of our periodic reports may result in a loss of public confidence in the reliability of our financial statements, which, in turn, could materially adversely affect our business, the market value of our common stock and our access to capital markets.

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
The selected financial information for the years ended as of December 31, 2011, 2010, and 2009 and as of December 31, 2011 and 2010,was derived from audited consolidated financial statements included in this filing and for the year ended December 31, 2008 and 2007 and as of December 31, 2009, 2008, and 2007 was derived from previously audited consolidated financial statements not included in this filing revised for the effects of the restatement more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 22 - Restatement of Consolidated Financial Statements which is included in "Financial Statements and Supplementary Data" in Item 8 of this Form 10-K/A. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes thereto, especially as the information pertains to 2011, 2010 and 2009 activity.

	Year Ended December 31,
	2011	2010	2009	2008	2007 (2)
	(as revised)	(as revised)	(as revised)	(as revised)	(as revised)
	(in millions, except metal price and share data)
Net sales	$5,866.7	$4,864.9	$4,385.2	$6,230.1	$4,614.8
Gross profit	607.7	545.7	505.8	773.4	672.3
Operating income	230.1	214.1	166.2	392.4	375.7
Other income (expense)	(31.7)	(28.1)	7.0	(22.7)	(2.7)
Interest expense, net	(91.5)	(71.6)	(83.0)	(91.8)	(48.5)
Loss on extinguishment of debt	—	—	(7.6)	—	(25.3)
Income before income taxes	106.9	114.4	82.6	277.9	299.2
Income tax provision	(42.7)	(46.7)	(35.8)	(99.2)	(101.0)
Equity in net earnings of affiliated companies	2.9	1.4	0.9	4.6	0.4
Net income including noncontrolling interest	67.1	69.1	47.7	183.3	198.6
Less: preferred stock dividends	0.3	0.3	0.3	0.3	0.3
Less: Net income attributable to noncontrolling interest	1.1	7.4	7.9	13.1	0.2
Net income attributable to Company common shareholders	$65.7	$61.4	$39.5	$169.9	$198.1
Earnings per common share-basic	$1.27	$1.18	$0.76	$3.23	$3.80
Earnings per common share-assuming dilution	$1.23	$1.16	$0.75	$3.19	$3.63
Weighted average shares outstanding-basic	51.9	52.1	52.0	52.6	52.2
Weighted average shares outstanding-assuming dilution	53.7	53.1	52.8	53.4	54.6

Other Data:
Depreciation and amortization	$114.8	$105.5	$110.8	$97.3	$63.5
Capital expenditures	$121.8	$116.4	$143.6	$217.8	$153.6
Average daily COMEX price per pound of copper cathode	$4.01	$3.43	$2.35	$3.13	$3.22
Average daily price per pound of aluminum rod	$1.16	$1.05	$0.80	$1.21	$1.23

	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009	Dec 31, 2008	Dec 31, 2007
	(as revised)	(as revised)	(as revised)	(as revised)	(as revised)
Balance Sheet Data:
Working capital (1)	$1,320.9	$1,354.3	$1,354.2	$1,199.9	$1,004.9
Total assets	4,323.0	4,292.5	3,988.5	3,981.7	3,952.0
Total debt	1,048.9	985.5	922.3	1,254.0	1,168.9
Dividends to common shareholders	—	—	—	—	—
Total equity	1,461.7	1,567.3	1,481.4	1,131.7	1,101.7

(1)	Working capital means current assets less current liabilities.

(2)	Includes operating results of the acquired worldwide wire and cable business of Freeport-McMoRan Copper and Gold, Inc., (PDIC) since October 31, 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All of the financial information presented in this Item 7 has been adjusted to reflect the restatement of our consolidated financial statements as of and for the fiscal years ended December 31, 2011, 2010, and 2009. Specifically, we have restated our Consolidated Balance Sheets as of December 31, 2011 and 2010 and the related Consolidated Statements of Operations and Comprehensive Income (Loss), Consolidated Statements of Stockholders' Equity and Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009. The restatement is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 22 - Restatement of Consolidated Financial Statements which is included in "Financial Statements and Supplementary Data" in Item 8 of this Form 10-K/A.
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand General Cable Corporation's financial position, changes in financial condition, and results of operations. MD&A is provided as a supplement to the Company's Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements ("Footnote" or “Notes”) and should be read in conjunction with the Consolidated Financial Statements and Notes.
Certain statements in this report including, without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures and the Company's or management's beliefs, expectations or opinions, are forward-looking statements, and as such, General Cable desires to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995. The Company's forward-looking statements should be read in conjunction with the Company's comments in this report under the heading, “Disclosure Regarding Forward-Looking Statements.” Actual results may differ materially from those statements as a result of factors, risks and uncertainties over which the Company has no control. For a list of these factors, risks and uncertainties, refer to Item 1A - Risk Factors.
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
The Company continued and expects to continue to see volatile commodity pricing, primarily copper and aluminum, as well as other cost inputs. The Company typically passes these changes in copper and aluminum prices along to its customers, although there are timing delays of varying lengths depending upon the volatility of metal prices, the type of product, competitive conditions, pricing mechanisms and particular customer arrangements. Although the general trends are detailed in Item 1 - Business - Raw Materials, there is no exact measure of the effect of the change of raw material cost inputs due to the high volume of transactions in any given period, each of which involves a number of factors in the individual pricing decisions. To help reduce this volatility, the Company has implemented various pricing mechanisms and hedges a portion of its metal purchases when there is a firm price commitment for a future delivery but does not engage in speculative metals trading.
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

	Year Ended December 31,
	2011		2010		2009
	Amount	%	Amount	%	Amount	%
Net sales	$5,866.7	100.0%	$4,864.9	100.0%	$4,385.2	100.0%
Cost of sales	5,259.0	89.6%	4,319.2	88.8%	3,879.4	88.5%
Gross profit	607.7	10.4%	545.7	11.2%	505.8	11.5%
Selling, general and administrative expenses	377.6	6.4%	331.6	6.8%	339.6	7.7%
Operating income	230.1	3.9%	214.1	4.4%	166.2	3.8%
Other income (expense)	(31.7)	(0.5)%	(28.1)	(0.6)%	7.0	0.2%
Interest expense, net	(91.5)	(1.6)%	(71.6)	(1.5)%	(83.0)	(1.9)%
Loss on extinguishment of debt	—	—	—	—	(7.6)	(0.2)%
Income before income taxes	106.9	1.8%	114.4	2.4%	82.6	1.9%
Income tax provision	(42.7)	(0.7)%	(46.7)	(1.0)%	(35.8)	(0.8)%
Equity in net earnings of affiliated companies	2.9	—	1.4	—	0.9	—
Net income including noncontrolling interest	67.1	1.1%	69.1	1.4%	47.7	1.1%
Less: preferred stock dividends	0.3	—	0.3	—	0.3	—
Less: net income attributable to noncontrolling interest	1.1	—	7.4	0.2%	7.9	0.2%
Net income attributable to Company common shareholders	$65.7	1.1%	$61.4	1.3%	$39.5	0.9%

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
Cost of Sales
Cost of sales increased $939.8 million, or 22%, from 2010. The increase in 2011 as compared to 2010 was principally driven by the increase in volume sold of 8%, the increase in raw material costs, including a 17% increase in the average cost of copper and a 10% increase in the average cost of aluminum as well as an increase in other raw material costs, and an increase due to currency translation of 3%. As noted in Item 1 - Business. the Company's products are raw material intensive with copper and aluminum comprising the major cost components for cable products. At current metal prices, material costs are approximately 85% of total product costs with copper and aluminum metal costs comprising approximately 60% of total product cost for the year ended December 31, 2011.
Gross Profit
Gross profit increased $62.0 million, or 11%, in 2011 from 2010. The increase in gross profit was primarily due to an increase in volume in North America and ROW and a shift in product mix and pricing in North America. Gross profit as a percentage of sales was 10% and 11% in 2011 and 2010, respectively. Despite volume and related revenue increases for the year gross profit did not increase as a percentage of sales. In the first half of the year gross profit as a percentage of sales increased due to selling prices rising faster than the average cost of metal prices which was offset in the latter part of the year due to the increased volatility and declines in metal prices.
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
Operating Income
The following table sets forth operating income by segment, in millions of dollars.

	Operating Income Year Ended
	Dec 31, 2011		Dec 31, 2010
	Amount	%	Amount	%
North America	$121.8	53%	$96.9	45%
Europe and Mediterranean	30.3	13%	36.8	17%
ROW	78.0	34%	80.4	38%
Total operating income	$230.1	100%	$214.1	100%
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
The decrease in operating income for the ROW segment of $2.4 million is primarily attributable to unfavorable impacts in Thailand due to the country's significant flooding in the second half of 2011, as well as unfavorable product mix and price in Thailand and Chile. The decrease in operating income was also due to an increase in SG&A expenses of $23.2 million in 2011 as compared to 2010 for the reasons noted above. Partially offsetting the decrease in operating income in 2011was the impact of increased volume in 2011 in Brazil and Central America.
Other Income (Expense)
Other income (expense) primarily includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated as well as gains and losses on derivative instruments that are not designated as cash flow hedges. During 2011 and 2010 the Company recorded a $31.7 million loss and a $28.1 million loss, respectively. For 2011, other expense was primarily attributable to other expense of $24.4 million attributable to foreign currency transaction gains and losses which resulted from changes in exchange rates in the various countries in which the Company operates, primarily Africa, South America, and Mexico, and losses of $6.1 million on derivative instruments which were not designated as cash flow hedges. For 2010, other income (expense) was primarily attributable to the $29.8 million Venezuelan currency devaluation, as well as other income of $7.7 million attributable to foreign currency transaction gains and losses of which resulted from changes in exchange rates in the various countries in which the Company operates and losses of $6.0 million on derivative instruments which were not designated as cash flow hedges.
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
Tax Provision
The Company’s effective tax rate for 2011 and 2010 was 39.9% and 40.8%, respectively. The Company's 2011 effective tax rate reflects the adverse impact of valuation allowances recorded against deferred tax assets in foreign jurisdictions, partially offset by tax benefits recognized for uncertain tax positions due to statute of limitations expirations and tax audit settlements. The Company’s 2010 effective tax rate was adversely impacted by the nondeductible Venezuelan devaluation loss and valuation allowances recorded against deferred tax assets in certain foreign jurisdictions, partially offset by the recognition of tax benefits related to uncertain tax positions that were primarily due to statute of limitations expirations and tax audit settlements.
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
Gross Profit
Gross profit increased $39.9 million, or 8%, in 2010 from 2009. Gross profit as a percentage of net sales was 11% for 2010 and was 12% for 2009. The increase in gross profit was primarily due to a relatively higher market price of metals compared to the cost of the lower value inventory in the year ended December 31, 2010 as well as the current year benefit of ongoing LEAN initiatives and targeted costs reduction efforts made in the prior year, which include, among other actions, a focus on reducing discretionary spending and personnel reductions. These benefits were offset by $19.5 million in charges related to the substantial completion of negotiations with the works councils of various operations in Europe to permanently reduce manufacturing personnel.
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
Operating Income
The following table sets forth operating income by segment, in millions of dollars.

	Operating Income Year Ended
	Dec 31, 2010		Dec 31, 2009
	Amount	%	Amount	%
North America	$96.9	45%	$19.8	12%
Europe and Mediterranean	36.8	17%	70.2	42%
ROW	80.4	38%	76.2	46%
Total operating income	$214.1	100.0%	$166.2	100.0%
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
The increase in operating income for the ROW segment of $4.2 million is primarily attributable to the benefit from the relatively higher average market price of metals compared to the cost of the lower value inventory in 2010 as compared to 2009; primarily in Central America, Zambia, the Philippines and Oceania, as the Company was able to successfully transfer the increase in metal price to the customers. In addition, the Company benefited from penetration of more profitable product segments and concentrated on product lines carrying higher margins in Chile. The increase was partially offset by the decline in operating profit in Venezuela as sales prices in 2010 returned to a more normal level as compared to the elevated sales prices in 2009 due to challenges faced with complex exchange regulations as well as a decrease in operating income out of Thailand due to the social unrest. In addition, operating income decreased $31.9 million due to unfavorable foreign currency exchange rate changes.
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
Interest Expense
Net interest expense decreased from $83.0 million in 2009 to $71.6 million in 2010 primarily as a result of completing the convertible debt exchange offer in the fourth quarter of 2009. The interest expense related to amortization of the debt discount as a result of the bifurcation of the Company's convertible debt instruments resulted in lower non-cash interest expense principally due to the longer dated maturity of the Company's subordinated convertible notes as discussed in Note 2 - Summary of Significant Accounting Policies and Note 9 - Long-Term Debt.
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
Tax Provision
The Company's effective tax rate for 2010 and 2009 was 40.8% and 43.3%, respectively. The Company's 2010 effective tax rate was adversely impacted by the nondeductible Venezuelan devaluation loss and valuation allowances recorded against deferred tax assets in certain foreign jurisdictions, partially offset by the recognition of tax benefits related to uncertain tax positions that was primarily due to statute of limitations expirations and tax audit settlements. The Company's 2009 effective tax rate was adversely impacted by tax expense recorded for uncertain tax positions and valuation allowances recorded against certain foreign deferred tax assets, partially offset by permanent difference tax benefits.
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
The Company's short term borrowings vary by period based on the Company's working capital requirements which is dependent on incremental demand for products and changes in the price of copper, aluminum, and other raw material cost inputs. At December 31, 2011, current assets exceeded current liabilities by $1,320.9 million. Based upon historical experience, the cash on its balance sheet and the expected availability of funds under its current credit facilities, the Company believes its sources of liquidity will be sufficient to enable it to meet funding requirements for working capital, capital expenditures, debt repayment, salaries and related benefits, interest, Series A preferred stock dividends and taxes for the next twelve months and foreseeable future. The Company maintains approximately $813.2 million of excess availability under its various credit facilities around the world.
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
Summary of Cash Flows
Operating cash inflow of $97.3 million in 2011 reflects a net working capital use of $123.4 million driven principally by increases in inventories and receivables of $130.9 million and $56.6 million, respectively, which were partially offset by increases in accounts payable, accrued and other liabilities of $64.5 million. The increase in accounts receivable primarily reflects the increase in selling prices due to the increase in raw material costs. Days sales outstanding has remained constant year over year at about 71 days. The increase in inventory is primarily due to the increase in metal prices throughout the year. Inventory turns increased to 4.4 turns per year in 2011 as compared to 3.9 turns per year in 2010 due to the current year focus on reducing inventory levels by adjusting production. These cash outflows have been partially offset by increases in accounts payable, accrued and other liabilities which were primarily the result of incremental manufacturing activity due to an increase in demand and higher raw material cost inputs. More than offsetting this net working capital use of cash in the twelve fiscal months of 2011 was $220.7 million of overall net cash inflows related to net income adjusted for depreciation and amortization, amortization on restricted stock awards, foreign currency gains (losses), deferred income tax income, excess tax benefits from stock based compensation, convertible debt instrument non cash interest charges, and the gain on the disposal of property.

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
On July 21, 2011, the Company entered into a new $400 million asset-based revolving credit facility.  The Revolving Credit Facility replaced the Company's prior $400 million Terminated Credit Facility which was set to mature in July 2012. The Revolving Credit Facility contains restrictions in areas consistent with the Terminated Credit Facility, including limitations on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions.  In the aggregate, however, the restrictions in the Revolving Credit Facility provide the Company greater flexibility than those under the Terminated Credit Facility, and generally only apply in the event that the Company's availability under the Revolving Credit Facility falls below certain specific thresholds. The Revolving Credit Facility may be used for refinancing certain existing indebtedness and will continue to be used for working capital purchases.
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

(2)
This table does not include derivative instruments as the ultimate cash outlays cannot be reasonably predicted. Refer to Note 10 - Financial Instruments and Item 7A - Quantitative and Qualitative Disclosures about Market Risk for additional information.

(3)
Represents the current debt discount on the Company’s 1.00% Senior Convertible Notes, 0.875% Senior Convertible Notes and Subordinated Convertible Notes as a result of adopting provisions of ASC 470 - Debt. Refer to Note 2 - Summary of Significant Accounting Policies for additional information.

(4)	Operating lease commitments are described under “Off Balance Sheet Assets and Obligations.”

(5)	Represents our firm purchase commitments on our forward pricing agreements as disclosed in Note 10 - Financial Instruments.

(6)	Defined benefit pension obligations reflect the Company’s estimates of contributions that will be required to meet actuarially determined funding requirements.

(7)
Unrecognized tax benefits of $76.6 million have not been reflected in the above table due to the inherent uncertainty as to the amount and timing of settlement, which is contingent upon the occurrence of possible future events, such as examinations and determinations by various tax authorities.

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
Environmental Matters
The Company’s expenditures for environmental compliance and remediation amounted to approximately $3.3 million, $3.7 million and $2.5 million in 2011, 2010 and 2009, respectively. In addition, certain of the Company’s subsidiaries have been named as potentially responsible parties in proceedings that involve environmental remediation. The Company had accrued $1.9 million at December 31, 2011 for all environmental liabilities. Environmental matters are described in Item 1 - Business, Item 3 - Legal Proceedings and Note 17 - Commitments and Contingencies. While it is difficult to estimate future environmental liabilities, the Company does not currently anticipate any material adverse effect on results of operations, cash flows or financial position as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs.
Legal Matters
Refer to Note 17 - Commitments and Contingencies for review of our litigation contingencies.

Critical Accounting Policies and Estimates
The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. A summary of significant accounting policies is provided in Note 2 - Summary of Significant Accounting Policies. The application of these policies requires management to make estimates and judgments that affect the amounts reflected in the consolidated financial statements. Management bases its estimates and judgments on historical experience, information that is available to management about current events and actions the Company may take in the future and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The most critical judgments impacting the financial statements include those policies described below. In addition, significant estimates and judgments include allowances for accounts receivable and deferred income taxes; legal, environmental, and asbestos liabilities; inventory costing and valuation; share-based compensation; uncertain tax positions; assets and obligations related to pension and other postretirement benefits; goodwill and intangible valuations; financial instruments; and revenue recognized under the percentage-of-completion method. There can be no assurance that actual results will not differ from these estimates.
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
Inventory Costing and Valuation
The Company values approximately 81% of the Company's inventory using the average cost method and all remaining inventories are valued using the first-in, first-out (FIFO) method. On a quarterly basis, the Company evaluates its carrying value of inventory to determine if a lower of cost or market adjustment is required. To determine if a lower of cost or market adjustment is required the Company evaluates evidence to indicate if the cost will be recovered with an approximately normal profit upon sale in the ordinary course of business based on product groupings within the reportable segments. Metal costs, particularly copper and aluminum costs, are significant to our overall costs in inventory. Factors such as technological innovations, future demand trends, pricing environment, inventory levels and turns and specific identification of inventory items, such as regulatory-related changes or changes in engineering or material, will be analyzed in the lower of cost or market and obsolete and slow moving inventory provisions.
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
The Company’s investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk are described in further detail in Note 12 - Employee Benefit Plans.
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
Deferred tax assets and liabilities are determined based on the differences between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. At December 31, 2011, the Company had recorded a net deferred tax liability of $149.6 million ($34.2 million net current deferred tax asset less $183.8 million net long term deferred tax liability). The valuation of deferred tax assets is dependent on, among other things, the ability of the Company to generate a sufficient level of future taxable income. In estimating future taxable income, the Company has considered both positive and negative evidence, such as historical and forecasted results of operations, including prior losses, and has considered the implementation of prudent and feasible tax planning strategies. As of December 31, 2011, the Company recorded a valuation allowance of $40.1 million to reduce deferred tax assets to the amount judged more likely than not to be realized. The Company has and will continue to review on a quarterly basis its assumptions and tax planning strategies, and, if the amount of the estimated realizable deferred tax assets is less than the amount currently on the balance sheet, the Company will reduce its deferred tax asset, recognizing a non-cash charge against reported earnings. Likewise, if the Company determines that a valuation allowance against a deferred tax asset is no longer appropriate, the adjustment to the valuation allowance would reduce income tax expense.
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
The Company performed the first step of the goodwill impairment assessment. In Step 1 of the goodwill impairment test, the Company compared the fair value of the reporting unit, the entities purchased in the October 31, 2007 PDIC acquisition, to its carrying amount, including goodwill of $163.5 million. Based on the results of the valuation, the fair value of the reporting unit exceeded the carrying value; therefore, it was determined that no impairment existed. Step 2 was not required.
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
Share-Based Compensation
There are certain employees with various forms of share-based payment awards for which the Company recognizes compensation costs for these awards based on their fair values. The fair values of certain awards are estimated on the grant date using the Black-Scholes option pricing formula, which incorporates certain assumptions regarding the expected term of an award and expected stock price volatility. The Company will develop the expected term assumptions based on the vesting period and contractual term of an award, historical exercise and post-vesting cancellation experience, stock price history, plan provisions that require exercise or cancellation of awards after employees terminate, and the extent to which currently available information indicates that the future is reasonably expected to differ from past experience. The Company develops the expected volatility assumptions based on the monthly historical price data from the Company’s common stock and other economic data trended into future years. After calculating the aggregate fair value of an award, the Company uses an estimated forfeiture rate to discount the amount of share-based compensation costs to be recognized in the operating results over the service period of the award. The Company develops the forfeiture assumption based on its historical pre-vesting cancellation experience. Key assumptions are described in further detail in Note 14 - Share-Based Compensation.
New Accounting Standards
A discussion of recently issued accounting pronouncements is described in Note 2 - Summary of Significant Accounting Policies, in Item 8 - Financial Statements and Supplementary Data of this Report, and we incorporate such discussion in this MD&A by reference and make it a part hereof.
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
Sales in Venezuela were 4% and 3% of our consolidated net sales for the year ended December 31, 2011 and 2010, respectively. Operating income in Venezuela was 18% and 16% of our consolidated operating income for the year ended December 31, 2011 and 2010, respectively. For the year ended December 31, 2011, Venezuela’s sales and cost of goods sold were approximately 92% and 30% BsF denominated and approximately 8% and 70% U.S. dollar denominated, respectively. For the year ended December 31, 2010, Venezuela’s sales and cost of goods sold were approximately 87% and 29% BsF denominated and approximately 13% and 71% U.S. dollar denominated, respectively. A 10% increase (decrease) in the official exchange rate would decrease (increase) Venezuela’s sales and cost of goods sold on an annual basis by approximately $17.9 million and approximately $4.5 million, respectively.
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
The Company has entered into interest rate swaps on the Company’s Spanish Term Loans, as discussed in Note 9 - Long-Term Debt. As of December 31, 2011, the Spanish Term Loans related interest rate swaps have a notional value of $32.1 million which provides for a fixed interest rate of 4.2%, 4.58%, 4.48% for the term loans maturing in February, April and June of 2013 and a fixed interest rate of 1.54% for the term loan maturing in August 2014. The Company does not provide or receive any collateral specifically for these contracts. The fair value of these financial derivatives which are designated as and qualify as cash flow hedges are based on quoted market prices which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments.
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
The Company also has exposure to foreign currency exchange risk when the results of its international operating units are translated from the local currency into the U.S. dollar. At December 31, 2011 and 2010, the accumulated other comprehensive income (loss) account included in the total equity section of the Consolidated Balance Sheet included a cumulative translation gain (loss) of $(15.9) million and $43.7 million, respectively. A 10% percent increase in the value of the US dollar relative to foreign currencies would increase the cumulative translation loss resulting in a cumulative translation loss of approximately $169.4 million in 2011. This sensitivity analysis is inherently limited as it assumes that rates of multiple foreign currencies will always move in the same direction relative to the value of the U.S. dollar.
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

	2011		2010
	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash flow hedges:
Interest rate swaps	$32.1	$(0.6)	$57.8	$(1.8)
Commodity futures	216.1	(10.2)	164.6	30.6
Foreign currency forward exchange	55.4	(0.7)	115.2	(1.7)
		$(11.5)		$27.1

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Independent Registered Public Accounting Firm	57

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2011 (restated), 2010 (restated) and 2009 (restated)	58

Consolidated Balance Sheets at December 31, 2011 (restated) and 2010 (restated)	59

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 (restated), 2010 (restated) and 2009 (restated)	60

Consolidated Statements of Changes in Total Equity for the Years Ended December 31, 2011 (restated), 2010 (restated) and 2009 (restated)	61

Notes to Consolidated Financial Statements	63

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
In connection with the Original Filing, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at a reasonable assurance level as of December 31, 2011 (the Evaluation Date). Subsequent to the filing of the Original Filing and in connection with the restatement discussed elsewhere in this Annual Report on Form 10-K/A, the Company's management identified material weaknesses in the Company's internal control over financial reporting, as described in Management's Annual Report on Internal Control over Financial Reporting below. As a result of its identification of the material weaknesses, management, under the supervision and with the participation of our CEO and CFO, reevaluated the effectiveness of the Company's disclosure controls and procedures as of the Evaluation Date. Based on that reevaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of the Evaluation Date. Notwithstanding the material weaknesses, each of the Company's CEO and CFO has concluded, based on his knowledge, that the consolidated financial statements included in this Annual Report on Form 10-K/A fairly present in all material respects the Company's financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report, in conformity with accounting principles generally accepted in the United States.

Management's Annual Report on Internal Control over Financial Reporting (as revised)
Management, under the supervision of the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, is a process designed by, or under the supervision of, the CEO and CFO and is effected by the board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles (“GAAP”). Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the receipts and expenditures of the Company are being made only in accordance with appropriate authorization of management and the board of directors; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In connection with the Original Filing, the Company's management included Management's Annual Report on Internal Control over Financial Reporting therein, which expressed a conclusion that the Company's internal control over financial reporting was effective as of December 31, 2011. Subsequent to the filing of the Original Filing and in connection with the restatement discussed elsewhere in this Annual Report on Form 10-K/A, management reevaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2011 using the framework established in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of the reevaluation and based on the criteria in the COSO Framework, management concluded, based upon the material weaknesses described below, that the Company did not maintain effective internal control over financial reporting as of December 31, 2011.
A material weakness in internal control over financial reporting is a deficiency or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis.
Management identified the following control deficiencies in the processes and procedures related to (i) the computation of cost of sales and balances of finished goods and work-in-process inventory at two facilities located in Brazil within the Company's Rest of World (“ROW”) segment, and (ii) the ROW segment management oversight; these deficiencies, which prevented the timely detection of theft of a substantial quantity of inventory and the detection and internal reporting of accounting issues, collectively constituted a material weakness in inventory controls at Brazil and a material weakness in the controls related to ROW executive management.
Inventory Control Deficiencies in Brazil

•
Access to information technology (IT) systems in Brazil was not effectively controlled. Specifically, several Brazilian accounting employees were provided broad access to the systems, including the Brazilian cost accounting manager and cost analysts, who the Company believes exploited their access and colluded to facilitate theft of substantial quantities of copper and fraudulent adjustments to the systems. In addition, the inventory module in the Brazil IT systems was improperly decoupled so that it did not automatically update the general ledger, thereby enabling the cost accounting manager to more freely enter manual adjustments in the general ledger, which furthered the theft conspiracy.

•
Processes and control activities designed to support and reconcile inventory general ledger entries were not effective, were incorrectly applied or were overridden. Specifically, segregation of responsibilities for review and approval of journal entries either was not effected or was overridden by collusion. It appears that the Brazilian cost accounting manager was able to make numerous manual entries in the general ledger without required documentation and approval; in other instances, cost analysts, at the cost accounting manager's instruction, made manual entries to the general ledger, which the cost accounting manager then approved. Moreover, while quarterly inventory counts were reconciled to the inventory quantities in the perpetual inventory system, reconciliation of inventory values to the general ledger balances was not performed.

•
Physical security controls to protect assets at one of the Brazilian facilities were not sufficient to prevent theft. Among other things, documentation was insufficient in some instances to enable confirmation of quantities of materials received at the facility, the facility lacked a truck scale to confirm that quantities in excess of amounts subject to customer orders or scrap sales were not being placed on trucks leaving the facility, and some security cameras on site were inoperative.

Control Deficiencies Related to ROW Executive Management

•
ROW executive management overrode controls, resulting in a delay in the reporting of inventory accounting issues and allegations of theft to the Company's executive management, and set an improper “tone at the top.” Specifically, ROW executive management did not report the inventory accounting issues to the Company's executive management until late September 2012, even though ROW executive management was aware of the issues no later than January 2012. In this regard, ROW executive management did not investigate the matter promptly, did not report findings in its belated inquiry on a timely basis, discouraged Brazilian personnel from disclosing the matters in their quarterly financial certifications, and failed to identify the matter in their own quarterly certifications that they provided to the Company's executive management. In addition, the tone of ROW executive management communications to employees was inappropriate. ROW executive management placed excessive emphasis on meeting business plan goals rather than on the integrity of the financial reporting process.

Deloitte & Touche LLP, the Company's independent registered public accounting firm, which audited the Company's consolidated financial statements included in this Annual Report on Form 10-K/A, has issued an updated attestation report on the Company's internal control over financial reporting, which is included in this Annual Report on Form 10-K/A.
Changes in Internal Control over Financial Reporting
In response to the material weaknesses identified above, the Company instituted a number of actions and designed and is in the process of implementing changes in its internal control over financial reporting, as described below.

1.
The Company now conducts monthly physical inventory counts in Brazil that include reconciliation of inventory values to the general ledger balances, in addition to the previous practice of reconciling inventory quantities to the inventory quantities in the perpetual inventory system.

2.
The Company engaged an independent consultant, who has no prior affiliation with the Company. The consultant's principal duties, all of which relate to the Company's Brazilian operations, have been the following:

•	Ensure the monthly physical count process and reconciliation of inventory quantities and values in the perpetual inventory system and the general ledger are adequately controlled.

•	Identify control improvements within the costing and inventory areas, including controls relating to the inventory reconciliation process and management reviews.

•	Participate in the ongoing perpetual inventory system upgrade (discussed below) to ensure that controls are adequately planned and considered.

•	Assist with the year-end close process, particularly in areas susceptible to management override.

3.	The Company retained an accounting firm (other than its independent registered public accounting firm) to assist with the November 2012 physical inventory count in Brazil.

4.
Several measures were implemented to improve security at the Brazilian facility that was subject to the security deficiencies. Documentation has been improved, a truck scale was acquired and is used to confirm inventory quantities of shipped materials, inoperative security cameras have been repaired, gate security has been improved, and additional guards have been retained at the site.

5.
The ROW Chief Executive Officer and the ROW Chief Financial Officer have resigned. The Brazilian cost accounting manager and the remaining Brazilian cost analyst have been terminated. The Company also will consider additional appropriate disciplinary action against personnel whose conduct contributed to the control deficiencies described above.

6.
Company management directed specified ROW personnel to develop and implement an upgrade to the perpetual inventory system for the Brazilian facilities. The objective of the upgrade, which is ongoing, is to automate cost of sales calculations within the system and enhance other inventory controls, such as generation of usage variances and tracking control of scrap. This project is subject to the oversight of the Company's Global Finance & Accounting personnel.

7.	The Company has taken steps to enhance centralized oversight of the financial function in Brazil and the other business units in ROW. Specifically:

•
Gregory Kenny, the Company's Chief Executive Officer, and Brian Robinson, the Company's Chief Financial Officer, are temporarily assuming the responsibilities of ROW Chief Executive Officer and ROW Regional Chief Financial Officer, respectively. Separate officers have been designated to report to Mr. Kenny with respect to the Asia Pacific, Sub-Saharan Africa, and Latin America sub-regions of ROW.

•	All ROW Chief Financial Officers now report directly to the Company's Global Controller.

8.
The Company initiated measures throughout ROW to reinforce the Company's management focus on open communication of ROW business unit leaders with the Company's management and internal and external auditors and on ethical behavior, including the following:

•
The Company's Chief Financial Officer, with support from the Company's Global Controller and Vice President, Internal Audit, held video conferences with ROW unit leaders to communicate the need to adhere to a corporate culture of open communication and ethical behavior; to discuss the change in reporting lines applicable to persons responsible for ROW unit level finance and accounting functions, which require them to report to the Company's Global Finance & Administration personnel; and to instruct each unit leader regarding the need to seek support at the Global Finance & Accounting level when accounting issues arise.

•
The Company's Global Controller individually contacted the Chief Financial Officer of each ROW business unit to discuss the changes in reporting lines, the year-end close process and other procedures to be instituted in connection with financial statement preparation.

•
The principal ROW Human Resources Officer has conducted an assessment of the ethical environment in ROW, based on, among other things, anonymous survey responses and employee focus groups, and will provide recommendations for measures designed to promote the values and behaviors addressed in the Company's Code of Ethics.

9.
As part of a multi-region effort principally focused on ROW business units, the Company's Global Finance & Accounting personnel conducted a process to reconfirm reported balances of assets and liabilities as of September and October of 2012, and obtained additional information regarding accounting by each business unit within ROW. This process included:

•
balance sheet review procedures that were more formalized than those performed previously by each business unit Chief Financial Officer. The review procedures covered a variety of matters, including, among other things,

•
reviewing accounts for material period to period fluctuations, unexpected credit or debit balances or lack of activity, and providing explanations for significant variances to identify possible errors and inconsistencies,

•	reviewing accounts that require management judgment to ensure a proper analysis has been performed to support recorded balances on items such as obsolete inventory,

•	confirmation of proper reconciliation of sub-ledgers to the general ledger, and

•
completion by each ROW business unit Chief Financial Officer of a comprehensive accounting questionnaire, seeking information regarding accounting for, and issues involving, among other things, revenues, expenses, cash flows, inventory and other balance sheet items, and internal controls.

10.
The Company's Global Finance & Accounting personnel performed a global assessment of the Company's financial capabilities and controls, with a view towards enhancing accounting and disclosure controls and procedures. The assessment was utilized for the Company's 2013 internal audit plan and will be utilized for other corporate initiatives.

11.
The Company designed a new global sub-certification process that underscores individual responsibility and encourages direct communication to the Global Internal Audit department and Global Finance & Accounting.

12.
User access administration has been revised so that only IT personnel at ROW headquarters will have the authority to grant user access to the inventory and other modules in the Business Planning and Control System (“BPCS”) in Brazil and all other ROW business units that use the BPCS system (the Company does not use the BPCS system outside of ROW). In addition, the Company is assessing the BPCS configuration to determine the appropriate level of local business unit access. Among items to be implemented is the imposition of restrictions on the local business units' ability to decouple transactions from the general ledger.

As disclosed in the Original Filing, there were no changes in the Company's internal control over financial reporting, as defined in Rules 13a - 15(f) and 15d - 15(f) under the Exchange Act, during the fiscal quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
General Cable Corporation
Highland Heights, KY
We have audited the internal control over financial reporting of General Cable Corporation and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting (as revised). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our report dated February 23, 2012, we expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting. As described in the following paragraph, material weaknesses were subsequently identified as a result of the restatement described in Note 22 to the consolidated financial statements. Accordingly, management has revised its assessment about the effectiveness of the Company's internal control over financial reporting and our present opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2011, as expressed herein, is different from that expressed in our previous report.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:

•	Inventory control deficiencies in Brazil that aggregate to a material weakness:

◦	Access to information technology (IT) systems in Brazil was not effectively controlled

◦	Processes and control activities designed to support and reconcile inventory general ledger entries were not effected, were incorrectly applied or were overridden.

◦	Physical security controls to protect assets at one of the Brazilian facilities were not sufficient to prevent theft

•
Rest of World (ROW) executive management overrode controls, resulting in a delay in the reporting of inventory accounting issues and allegations of theft to the Company's executive management, and set an improper “tone at the top”, which aggregate to a material weakness.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule of the Company as of and for the year ended December 31, 2011, and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated February 23, 2012 (February 26, 2013 as to the effects of the restatement discussed in Note 22 and to the effects of the retrospective presentation of separate consolidated and combined statements of comprehensive income as discussed in Note 2) expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the restatement.

/s/ Deloitte & Touche LLP
Cincinnati, Ohio
February 23, 2012 (March 1, 2013 as to the effects of the material weaknesses described in Management's Annual Report on Internal Control Over Financial Reports (as revised))

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
A description of General Cable’s equity compensation plans is set forth in Note 14 - Share-Based Compensation. The following table sets forth information about General Cable’s equity compensation plans as of December 31, 2011 (in thousands, except per share price):

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

II. Valuation and Qualifying Accounts Page 115

All other schedules for which provisions are made in the applicable regulation of the Securities and Exchange Commission have been omitted as they are not applicable, not required, or the required information is included in the Consolidated Financial Statements or Notes thereto.

3. The exhibits listed on the accompanying Exhibit Index are filed herewith or incorporated herein by reference.

Documents indicated by an double asterisk (**) are filed herewith; documents indicated by an asterisk (*) identify each management contract or compensatory plan. Documents not indicated by an asterisk are incorporated by reference to the document indicated. The warranties, representations and covenants contained in any of the agreements included herein or which appear as exhibits hereto (or as exhibits, schedules, annexes or other attachments thereto) should not be relied upon by buyers, sellers or holders of the Company’s securities and are not intended as warranties, representations or covenants to any individual or entity except as specifically set forth in such agreement.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Cable Corporation

Signed:	March 1, 2013	By:	/s/ GREGORY B. KENNY
Gregory B. Kenny
President and Chief Executive Officer

Exhibit Index

Exhibit Number	Description
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

10.27
General Cable adopted a written trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended. The Company implemented this written trading plan in connection with its share repurchase program, which was authorized by the Company’s Board of Directors and announced on October 31, 2011 (incorporated by reference to Exhibit 10.27 of the Company's Annual Report on Form 10-K as filed with the Securities and Exhange Commission on February 23, 2012).

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

12.1**	Computation of Ratio of Earnings to Fixed Charges.
21.1	List of Subsidiaries of General Cable (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-K for the quarter ended December 31, 2011).
23.1**	Consent of Deloitte & Touche LLP.
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14.
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14.
32.1**	Certification pursuant to 18 U.S.C. §1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

*	Management contract or compensatory plan.

**	Filed herewith.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
General Cable Corporation
Highland Heights. KY

We have audited the accompanying consolidated balance sheets of General Cable Corporation and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, changes in total equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also include the financial statement schedule listed in Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
As discussed in Note 22 to the consolidated financial statements, the accompanying 2011, 2010, and 2009 consolidated financial statements have been restated to correct errors.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2012 (March 1, 2013 as to the effects of the material weaknesses described in Management's Report on Internal Control over Financial Reporting (as revised)), which report expressed an adverse opinion on the Company's internal control over financial reporting because of the material weaknesses.
/s/ Deloitte & Touche LLP
Cincinnati, Ohio
February 23, 2012 (March 1, 2013 as to the effects of the restatement discussed in Note 22 and to the effects of the retrospective presentation of separate consolidated and combined statements of comprehensive income as discussed in Note 2.)

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions, except per share data)

	Year Ended
	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009
	(as restated)(1)	(as restated)(1)	(as restated)(1)
Net sales	$5,866.7	$4,864.9	$4,385.2
Cost of sales	5,259.0	4,319.2	3,879.4
Gross profit	607.7	545.7	505.8
Selling, general and administrative expenses	377.6	331.6	339.6
Operating income	230.1	214.1	166.2
Other income (expense)	(31.7)	(28.1)	7.0
Interest income (expense):
Interest expense	(99.2)	(77.0)	(86.6)
Interest income	7.7	5.4	3.6
Loss on extinguishment of debt	—	—	(7.6)
	(91.5)	(71.6)	(90.6)
Income before income taxes	106.9	114.4	82.6
Income tax provision	(42.7)	(46.7)	(35.8)
Equity in net earnings of affiliated companies	2.9	1.4	0.9
Net income including noncontrolling interest	67.1	69.1	47.7
Less: preferred stock dividends	0.3	0.3	0.3
Less: net income attributable to noncontrolling interest	1.1	7.4	7.9
Net income attributable to Company common shareholders	$65.7	$61.4	$39.5
EPS
Earnings per common share-basic	$1.27	$1.18	$0.76
Weighted average common shares-basic	51.9	52.1	52.0
Earnings per common share-assuming dilution	$1.23	$1.16	$0.75
Weighted average common shares-assuming dilution	53.7	53.1	52.8
Comprehensive income (loss):
Net income (loss)	67.1	69.1	47.7
Currency translation gain (loss)	(63.1)	(8.5)	72.7
Defined benefit plan adjustments, net of tax ($12.2 million in 2011, $0.6 million in 2010 and ($9.4 million) in 2009)	$(18.0)	$(2.3)	$12.8
Change in fair value of derivatives, net of tax ($8.2 million in 2011, ($8.4 million) in 2010 and ($37.3 million) in 2009)	$(37.6)	$21.5	$61.3
Company deferred stock held in rabbi trust gain, net of tax (($0.1 million) in 2009)	$—	$—	$5.9
Comprehensive income (loss)	$(51.6)	$79.8	$200.4
(1) See Note 22 -Restatement of Consolidated Financial Statements
See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except share data)

	Dec 31, 2011	Dec 31, 2010
Assets	(as restated)(1)	(as restated)(1)
Current Assets:
Cash and cash equivalents	$434.1	$458.7
Receivables, net of allowances of $17.2 million in 2011 and $21.1 million in 2010	1,080.9	1,067.0
Inventories	1,185.5	1,088.3
Deferred income taxes	43.2	39.2
Prepaid expenses and other	100.0	121.3
Total current assets	2,843.7	2,774.5
Property, plant and equipment, net	1,023.8	1,034.2
Deferred income taxes	16.2	9.1
Goodwill	168.1	178.5
Intangible assets, net	181.6	199.6
Unconsolidated affiliated companies	18.6	17.3
Other non-current assets	71.0	79.3
Total assets	$4,323.0	$4,292.5
Liabilities and Total Equity
Current Liabilities:
Accounts payable	$946.5	$922.5
Accrued liabilities	420.0	376.7
Current portion of long-term debt	156.3	121.0
Total current liabilities	1,522.8	1,420.2
Long-term debt	892.6	864.5
Deferred income taxes	200.0	202.4
Other liabilities	245.9	238.1
Total liabilities	2,861.3	2,725.2
Commitments and Contingencies
Total Equity:
Redeemable convertible preferred stock, at redemption value (liquidation preference of $50.00 per share):
Shares outstanding — 76,002 in 2011 and 76,202 in 2010	3.8	3.8
Common stock, $0.01 par value, issued and outstanding shares:
2011 — 49,697,763 (net of 8,758,267 treasury shares) 2010 — 52,116,390 (net of 6,211,854 treasury shares)	0.6	0.6
Additional paid-in capital	666.7	652.8
Treasury stock	(136.5)	(74.0)
Retained earnings	912.8	847.1
Accumulated other comprehensive income (loss)	(99.0)	13.7
Total Company shareholders’ equity	1,348.4	1,444.0
Noncontrolling interest	113.3	123.3
Total equity	1,461.7	1,567.3
Total liabilities and equity	$4,323.0	$4,292.5
(1) See Note 22 - Restatement of Consolidated Financial Statements
See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in millions)

	Year Ended
	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009
	(as restated)(1)	(as restated)(1)	(as restated)(1)
Cash flows of operating activities:
Net income including noncontrolling interest	$67.1	$69.1	$47.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	111.4	101.3	106.7
Amortization on restricted stock awards	3.4	4.2	4.1
Foreign currency exchange (gain) loss	12.8	21.9	(7.0)
Loss on extinguishment of debt	—	—	7.6
Convertible debt instruments noncash interest charges	20.7	19.2	38.9
Deferred income taxes	8.9	21.1	(52.5)
Excess tax (benefits) deficiencies from stock-based compensation	(1.0)	0.1	(0.7)
(Gain) loss on disposal of property	(2.6)	(2.1)	3.0
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in receivables	(56.6)	(95.0)	169.2
(Increase) decrease in inventories	(130.9)	(162.5)	244.7
(Increase) decrease in other assets	(0.4)	(34.6)	—
Increase (decrease) in accounts payable, accrued and other liabilities	64.5	156.2	(15.4)
Net cash flows of operating activities	97.3	98.9	546.3
Cash flows of investing activities:
Capital expenditures	(121.8)	(116.4)	(143.6)
Proceeds from properties sold	6.5	9.1	1.0
Acquisitions, net of cash acquired	—	(30.6)	(13.7)
Other	1.1	4.1	(3.8)
Net cash flows of investing activities	(114.2)	(133.8)	(160.1)
Cash flows of financing activities:
Preferred stock dividends paid	(0.3)	(0.3)	(0.3)
Excess tax benefits (deficiencies) from stock-based compensation	1.0	(0.1)	0.7
Proceeds from other debt	1,891.4	752.2	1,233.0
Repayments of other debt	(1,835.8)	(710.6)	(1,393.0)
Payment of deferred financing fees	—	—	(14.5)
Dividends paid to non-controlling interest	(3.8)	(4.3)	—
Repurchase of common shares	(62.5)	—	—
Proceeds from exercise of stock options	1.5	0.4	0.4
Net cash flows of financing activities	(8.5)	37.3	(173.7)
Effect of exchange rate changes on cash and cash equivalents	0.8	(43.1)	4.3
Increase (decrease) in cash and cash equivalents	(24.6)	(40.7)	216.8
Cash and cash equivalents — beginning of period	458.7	499.4	282.6
Cash and cash equivalents — end of period	$434.1	$458.7	$499.4
Supplemental Information
Cash paid during the period for:
Income tax payments	$33.5	$75.3	$38.6
Interest paid	$63.2	$44.0	$49.4
Non-cash investing and financing activities:
Capital lease obligations for new equipment	$—	$—	$6.9
Capital expenditures included in accounts payable	$40.1	$34.7	$36.4
(1) See Note 22 - Restatement of Consolidated Financial Statements
See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Total Equity
(dollars in millions, share amounts in thousands)

		General Cable Total Equity
	Total	Preferred Stock		Common Stock		Add’l Paid in	Treasury	Retained	Accumulated Other Comprehensive	Total GCC	Noncontrolling
	Equity	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Income/(Loss)	Equity	Interest
Balance, December 31, 2008, (as revised)	$1,131.7	76	$3.8	51,774	$0.6	$486.6	$(71.9)	$746.1	$(154.6)	$1,010.6	$121.1
Comprehensive income:
Net income including noncontrolling interest, (as restated)	47.7							39.8		39.8	7.9
Foreign currency translation adj., (as restated)	72.7								60.4	60.4	12.3
Gain on defined benefit plans adjustments, net of taxes of $9.4 million	12.8								13.6	13.6	(0.8)
Company deferred stock held in rabbi trust gain, net of $0.1 million tax expense	5.9								5.9	5.9
Gain on change in fair value of financial instruments, net of taxes of $37.3 million	61.3								57.8	57.8	3.5
Comprehensive income, as restated	200.4									177.5	22.9
Preferred stock dividend	(0.3)							(0.3)		(0.3)
Issuance of nonvested shares				156
Stock option and RSU expense	6.8					6.8				6.8
Exercise of stock options	0.4			65	—	0.4				0.4
Treasury shares related to nonvested stock vesting	(0.3)			(14)			(0.3)			(0.3)
Amortization of nonvested shares	4.1					4.1				4.1
Excess tax benefits from stock-based Compensation	0.7					0.7				0.7
Extinguishment 1.0% Senior Convertible Notes	(11.0)					(11.0)				(11.0)
Issuance Subordinated Convertible Notes	149.5					149.5				149.5
Other	(0.6)			27	—		(0.7)	0.1		(0.6)
Balance, December 31, 2009, (as restated)	$1,481.4	76	$3.8	52,008	$0.6	$637.1	$(72.9)	$785.7	$(16.9)	$1,337.4	$144.0
Comprehensive income:
Net income including noncontrolling interest (as restated)[1]	69.1							61.7		61.7	7.4
Foreign currency translation adj. (as restated)	(8.5)								10.7	10.7	(19.2)
Loss on defined benefit plans adjustments net of taxes of $0.6 million	(2.3)								(2.3)	(2.3)
Gain on change in fair value of financial instruments, net of taxes of $8.4 million	21.5								22.2	22.2	(0.7)
Comprehensive income (as restated)	79.8									92.3	(12.5)
Preferred stock dividend	(0.3)							(0.3)		(0.3)
Issuance of nonvested shares				109
Stock option and RSU expense	5.1					5.1				5.1
Exercise of stock options	0.4			33	—	0.4				0.4
Treasury shares related to nonvested stock vesting	(0.6)			(20)			(0.6)			(0.6)
Amortization of nonvested shares	4.2					4.2				4.2

		General Cable Total Equity
	Total	Preferred Stock		Common Stock		Add’l Paid in	Treasury	Retained	Accumulated Other Comprehensive	Total GCC	Noncontrolling
	Equity	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Income/(Loss)	Equity	Interest
Excess tax benefits (deficiencies) from stock-based compensation	(0.1)					(0.1)				(0.1)
Dividends paid to non-controlling interest	(4.3)										(4.3)
Other	1.7			(14)	—	6.1	(0.5)			5.6	(3.9)
Balance, December 31, 2010 (as restated)[1]	$1,567.3	76	$3.8	52,116	$0.6	$652.8	$(74.0)	$847.1	$13.7	$1,444.0	$123.3
Comprehensive income:
Net income including noncontrolling interest (as restated)	67.1							66.0		66.0	1.1
Foreign currency translation adj. (as restated)	(63.1)								(59.6)	(59.6)	(3.5)
Loss on defined benefit plans adjustments net of taxes of $12.2 million	(18.0)								(15.6)	(15.6)	(2.4)
Loss on change in fair value of financial instruments, net of taxes of $8.2 million	(37.6)								(37.5)	(37.5)	(0.1)
Comprehensive income (loss) (as restated)	(51.6)									(46.7)	(4.9)
Preferred stock dividend	(0.3)							(0.3)		(0.3)
Stock option and RSU expense	8.3					8.3				8.3
Exercise of stock options	1.5			122	—	1.5				1.5
Treasury shares related to nonvested stock vesting	(0.5)			(13)			(0.5)			(0.5)
Amortization of nonvested shares	3.4					3.4				3.4
Excess tax benefits (deficiencies) from stock-based compensation	1.0					1.0				1.0
Dividends paid to non-controlling interest	(3.8)										(3.8)
Repurchase of common shares	(62.5)			(2,529)			(62.5)			(62.5)
Other	(1.1)			2	—	(0.3)	0.5			0.2	(1.3)
Balance, December 31, 2011 (as restated)[1]	$1,461.7	76	$3.8	49,698	$0.6	$666.7	$(136.5)	$912.8	$(99.0)	$1,348.4	$113.3
(1) See Note 22 - Restatement of Consolidated Financial Statements
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

Earnings Per Share
Earnings per common share-basic is determined by dividing net income applicable to common shareholders by the weighted average number of common shares-basic outstanding. Earnings per common share-assuming dilution is computed based on the weighted average number of common shares-assuming dilution outstanding which gives effect (when dilutive) to stock options, other stock-based awards, the assumed conversion of the Company’s preferred stock, 1.00% Senior Convertible Notes and 0.875% Convertible Notes, Subordinated Convertible Notes, if applicable, and other potentially dilutive securities. Refer to discussion in Note 15 - Earnings Per Common Share.
Foreign Currency Translation
For operations outside the United States that prepare financial statements in currencies other than the U.S. dollar, results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at spot exchange rates at the end of the period. Foreign currency translation adjustments are included as a separate component of accumulated other comprehensive income (loss) in total equity. The effects of changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated are recorded as foreign currency transaction gains (losses) within other income (expense) in the Consolidated Statements of Operations and Comprehensive Income (Loss).
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
Inventories
Effective January 1, 2010, the Company changed its method of accounting for its North American inventories and non-North American metal inventories from the LIFO method to the average cost method. Inventories valued using the LIFO method represented approximately 56% of total inventories as of December 31, 2009 prior to the change in method. The Company believes the change is preferable because the average cost method improves financial reporting by better matching sales and expenses, particularly during periods of metal and petrochemical price volatility or reductions in inventory quantities and enhances comparability with industry peers. The Company applied this change in accounting principle retrospectively to all prior periods presented herein in accordance with ASC 250 - Accounting Changes and Error Corrections. The Company converted its accounting systems on January 1, 2010, which effectively eliminated its LIFO pools prospectively.
As a result of the retrospective application of this change in accounting principle, certain amounts in the Company's year ended December 31, 2009 consolidated statement of operations were adjusted as presented below:

	Year Ended December 31, 2009
(in millions, except per share data)	As Originally Reported	Adjustments	As Adjusted
Cost of sales	$3,801.6	$77.8	$3,879.4
Operating income	244.0	(77.8)	166.2
Provision for income taxes	(61.5)	25.7	(35.8)
Net income including noncontrolling interest	99.8	(52.1)	47.7
Net income attributable to Company common shareholders	91.6	(52.1)	39.5
Earnings per common share - basic	1.76	(1.00)	0.76
Earnings per common share - assuming dilution	1.74	(0.99)	0.75

The consolidated statement of cash flows for the year ended December 31, 2009 was adjusted as presented below:

	Year Ended December 31, 2009
(in millions)	As Originally Reported	Adjustments	As Adjusted
Net income including noncontrolling interests	$99.8	$(52.1)	$47.7
Deferred income taxes	(26.8)	(25.7)	(52.5)
Inventory impairment charges	(34.6)	34.6	—
Decrease in inventories	201.5	43.2	244.7
Net cash flows of operating activities	546.3	—	546.3
There was no impact to net cash flows of operating activities as a result of this change in accounting policy.
Approximately 81% of the Company's inventories are valued using the average cost method and all remaining inventories are valued using the first-in, first-out (FIFO) method. All inventories are stated at the lower of cost or market value.
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
Derivative Financial Instruments
It is the company’s policy that derivative transactions are executed only to manage exposures arising in the normal course of business and not for the purpose of creating speculative positions or trading. Derivative financial instruments are utilized to manage interest rate, commodity and foreign currency risk. General Cable does not hold or issue derivative financial instruments for trading purposes. ASC 815 - Derivatives and Hedging, as amended, requires that all derivatives be recorded on the balance sheet at fair value. Each derivative is designated as a cash flow hedge or remains undesignated. Changes in the fair value of derivatives that are designated and effective as cash flow hedges are recorded in other comprehensive income and reclassified to the income statement when the effects of the item being hedged are recognized in the income statement. These changes are offset in net income to the extent the hedge was effective by fair value changes related to the risk being hedged on the hedged item. Changes in the fair value of undesignated hedges are recognized currently in the income statement. All ineffective changes in derivative fair values are recognized currently in net income. Refer to Notes 10 - Financial Instruments and 19 - Fair Value Disclosure for further discussion.
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
Forward Pricing Agreements for Purchases of Copper and Aluminum
In the normal course of business, the Company enters into forward pricing agreements for purchases of copper and aluminum to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. The Company expects to recover the cost of copper and aluminum under these agreements as a result of firm sales price commitments with customers. Refer to Note 10 - Financial Instruments.
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
Self-insurance
The Company is self-insured for certain employee medical benefits, workers’ compensation benefits, environmental and asbestos-related issues. The Company purchased stop-loss coverage in order to limit its exposure to any significant level of workers’ compensation claims in 2011 and 2010. Certain insurers are also partly responsible for coverage on many of the asbestos-related issues (refer to Note 17 - Commitments and Contingencies for information relating to the release of one of these insurers during 2006). Self-insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred using the Company’s historical claims experience.
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
Deferred tax assets and liabilities are determined based on the differences between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. At December 31, 2011, the Company had recorded a net deferred tax liability of $149.6 million ($34.2 million net current deferred tax asset less $183.8 million net long term deferred tax liability). The valuation of deferred tax assets is dependent on, among other things, the ability of the Company to generate a sufficient level of future taxable income. In estimating future taxable income, the Company has considered both positive and negative evidence, such as historical and forecasted results of operations, including prior losses, and has considered the implementation of prudent and feasible tax planning strategies. As of December 31, 2011, the Company recorded a valuation allowance of $40.1 million to reduce deferred tax assets to the amount judged more likely than not to be realized. The Company has and will continue to review on a quarterly basis its assumptions and tax planning strategies, and, if the amount of the estimated realizable deferred tax assets is less than the amount currently on the balance sheet, the Company would reduce its deferred tax asset, recognizing a non-cash charge against reported earnings. Likewise, if the Company determines that a valuation allowance against a deferred tax asset is no longer appropriate, the adjustment to the valuation allowance would reduce income tax expense.
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
In June 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance surrounding the presentation of comprehensive income, with an objective of increasing the prominence of items reported in other comprehensive income (“OCI”). The guidance requires most entities to present items of net income and other comprehensive income either in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income. We have adopted this guidance with retrospective application as of January 1, 2012, and have presented total comprehensive income in our Consolidated Statements of Operations and Comprehensive Income (Loss).
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
In May 2010, the FASB issued ASU No. 2010-19 “Foreign Currency (Topic 830) Foreign Currency Issues: Multiple Foreign Currency Exchange Rates” (“ASU 2010-19”). ASU 2010-19 increases financial statement disclosures where reported balances for financial reporting purposes differ from the actual U.S. dollar denominated balances. The amendments in this update are effective as of the announcement date of March 18, 2010. The Company included information required by the standard to the Notes included herein.
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

(in millions)	Dec 31, 2011	Dec 31, 2010
Raw materials	$293.8	$205.9
Work in process	193.3	207.9
Finished goods	698.4	674.5
Total	$1,185.5	$1,088.3
As of December 31, 2009, inventories have been retrospectively adjusted for the change from the LIFO method of inventory accounting to the average cost method. Refer to Note 2 - Summary of Significant Accounting Policies for information on this change in accounting principle.

At December 31, 2011 and 2010, the Company had approximately $26.4 million and $32.5 million, respectively of consignment inventory at locations not operated by the Company with approximately 85% and 82%, respectively, of the consignment inventory located throughout the United States and Canada.
6. Property, Plant and Equipment
Property, plant and equipment consisted of the following (in millions):

	Dec 31, 2011	Dec 31, 2010
Land	$110.5	$111.7
Buildings and leasehold improvements	302.2	308.4
Machinery, equipment and office furnishings	1,051.6	1,015.9
Construction in progress	95.3	73.5
Total — gross book value	1,559.6	1,509.5
Less accumulated depreciation	(535.8)	(475.3)
Total — net book value	$1,023.8	$1,034.2
Depreciation expense totaled $97.4 million, $84.8 million and $89.8 million for the years ended December 31, 2011, December 31, 2010 and December 31, 2009, respectively.
Capital leases included within property, plant and equipment on the balance sheet were $7.8 million at December 31, 2011 and $8.0 million at December 31, 2010. Accumulated depreciation on capital leases was $2.6 million at December 31, 2011 and $2.0 million at December 31, 2010.
7. Goodwill and Other Intangible Assets, net
The amounts of goodwill and indefinite-lived intangible assets were as follows in millions of dollars:

	Goodwill				Indefinite-lived assets — Trade names
	North America	Europe and Mediterranean	ROW	Total	North America	Europe and Mediterranean	ROW	Total
Balance, December 31, 2009	$5.2	$—	$155.6	$160.8	$—	$0.5	$129.3	$129.8
Acquisitions	1.4	6.8	1.3	9.5	2.4	—	—	2.4
Currency translation and other adjustments	(4.3)	—	12.5	8.2	—	—	6.7	6.7
Balance, December 31, 2010	$2.3	$6.8	$169.4	$178.5	$2.4	$0.5	$136.0	$138.9
Acquisitions	—	—	—	—	—	—	—	—
Currency translation and other adjustments	—	(4.5)	(5.9)	(10.4)	—	—	(3.7)	(3.7)
Balance, December 31, 2011	$2.3	$2.3	$163.5	$168.1	$2.4	$0.5	$132.3	$135.2
The amounts of other intangible assets — customer relationships were as follows in millions of dollars:

	Dec 31, 2011	Dec 31, 2010
Amortized intangible assets:
Customer relationships	$108.3	$107.0
Accumulated amortization	(61.8)	(49.4)
Foreign currency translation adjustment	(0.1)	3.1
Total Amortized intangible assets	$46.4	$60.7
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
1.00% Senior Convertible Notes
As a result of the aforementioned exchange offer, approximately 97.8% or $464.4 million of the Company’s 1.00% Senior Convertible Notes were validly tendered. As of December 15, 2009, there were $10.6 million of the 1.00% Senior Convertible Notes outstanding. The Company’s 1.00% Senior Convertible Notes were originally issued in September 2007 in the amount of $475.0 million and sold to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). Subsequently, on April 16, 2008, the resale of the notes and the common stock issuable upon conversion of the notes was registered on a Registration Statement on Form S-3. Beginning January 1, 2009, as discussed in Note 2 - Summary of Significant Accounting Policies, the Company separately accounted for the liability and equity components of the instrument, retrospectively, based on the Company’s nonconvertible debt borrowing rate on the instrument’s issuance date of 7.5%. At issuance, the liability and equity components were $348.2 million and $126.8 million, respectively. At the exchange date December 15, 2009, the liability and equity components were $389.7 million and $74.7 million, respectively. The equity component (debt discount) is being amortized to interest expense based on the effective interest method. Key terms have been summarized in the table below.
Proceeds from the 1.00% Senior Convertible Notes were used to partially fund the purchase price of $707.6 million related to the PDIC acquisition and to pay transaction costs of approximately $12.3 million directly related to the issuance that have been allocated to the liability and equity components in proportion to the allocation of proceeds.
0.875% Convertible Notes
The Company’s 0.875% Convertible Notes were issued in November of 2006 in the amount of $355.0 million. At the time of issuance, the notes and the common stock issuable upon conversion of the notes were registered on a Registration Statement on Form S-3ASR and subsequently, on September 30, 2009, the Company filed a Renewal Registration Statement for the underlying common stock on Form S-3ASR. Beginning January 1, 2009, as discussed in Note 2 - Summary of Significant Accounting Policies, the Company separately accounted for the liability and equity components of the instrument, retrospectively, based on the Company’s nonconvertible debt borrowing rate on the instrument’s issuance date of 7.35%. At issuance, the liability and equity components were $230.9 million and $124.1 million, respectively. The equity component (debt discount) is being amortized to interest expense based on the effective interest method. Key terms have been summarized in the table below.
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

The Company’s convertible debt instruments and terms are summarized in the tables below. For a discussion of the effects on earnings per share, refer to Note 15 - Earnings Per Common Share.

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
Asset-Based Revolving Credit Facility (“Revolving Credit Facility”)
On July 21, 2011 the Company entered into a new $400 million asset-based revolving credit facility.  The Revolving Credit Facility replaced the Company's prior $400 million Senior Secured Revolving Credit Facility (“Terminated Credit Facility”) which was set to mature in July 2012. The Revolving Credit Facility contains restrictions in areas consistent with the Terminated Credit Facility, including limitations on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions.  In the aggregate, however, the restrictions in the Revolving Credit Facility provide the Company greater flexibility than those under the Terminated Credit Facility, and generally only apply in the event that the Company's availability under the Revolving Credit Facility falls below certain specific thresholds.
The Revolving Credit Facility has a term of five years, and provides for a committed revolving credit line of up to $400 million, of which $40 million is available in a Canadian multi-currency tranche. The Revolving Credit Facility includes a springing maturity concept which is generally applicable only if its $355 million convertible notes due 2013 or its $125 million senior floating rates due 2015 are not repaid or refinanced within 90 days of their maturity. The commitment amount under the Revolving Credit Facility may be increased by an additional $100 million, subject to certain conditions and approvals as set forth in the credit agreement. The Company capitalized $4.8 million in deferred financing costs in connection with the Revolving Credit Facility in the third quarter of 2011. Also, in the third quarter the Company expensed $1.3 million in unamortized fees and expenses related to the Terminated Credit Facility. The Revolving Credit Facility requires maintenance of a minimum fixed charge coverage ratio of one to one if availability under the Revolving Credit Facility is less than $40 million or 10% of the then existing aggregate lender commitment under the facility.  At December 31, 2011 and 2010, the Company was in compliance with all material covenants under the facility.
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
Failure to comply with any of the covenants, financial tests and ratios required by the Company’s existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions, as defined in the Company’s Amended Credit Facility, 1.0% Senior Convertible Notes, 0.875% Convertible Notes, Subordinated Convertible Notes, 7.125% Senior Notes, Senior Floating Rate Notes and various other credit facilities maintained by the Company’s restricted subsidiaries. A default would permit lenders to cease to make further extensions of credit, accelerate the maturity of the debt under these agreements and foreclose upon any collateral securing that debt. The lenders under the Company’s Amended Credit Facility have a pledge of all of the capital stock of existing domestic and Canadian subsidiaries and any future domestic and Canadian subsidiaries. The lenders under the Company’s senior secured credit facility have a lien on substantially all of the Company’s domestic and Canadian assets, including existing and future accounts receivable, cash, general intangibles, investment property and real property. The Company also has incurred secured debt in connection with some of its European and ROW operations. The lenders under these European and ROW secured credit facilities also have liens on assets of certain of our European and ROW subsidiaries. As a result of these pledges and liens, if the Company fails to meet its payment or other obligations under any of its secured indebtedness, the lenders under the applicable credit agreement would be entitled to foreclose on substantially all of the Company’s assets and liquidate these assets. Broadly, cross-default provisions would permit lenders to cause such indebtedness to become due prior to its stated maturity in the event a default remains unremedied for a period of time under the terms of one or more financing agreements, a change in control or a fundamental change. As of December 31, 2011, the Company was in compliance with all material debt covenants.
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
The Company utilizes interest rate swaps to manage its interest expense exposure by fixing its interest rate on portions of the Company’s floating rate debt. The Company has entered into interest rate swaps on the Company’s Spanish Term Loans, as discussed in Note 9 - Long-Term Debt. As of December 31, 2011, the Spanish Term Loans related interest rate swaps have a notional value of $32.1 million which provides for a fixed interest rate of 4.20%, 4.58%, 4.48% for the term loans maturing in February, April and June of 2013 and a fixed interest rate of 1.54% for the term loan maturing in August 2014. The Company does not provide or receive any collateral specifically for these contracts. The fair value of these financial derivatives which are designated as and qualify as cash flow hedges are based on quoted market prices which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments.
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

	December 31, 2011			December 31, 2010
	Notional	Fair Value		Notional	Fair Value
(in millions)	Amount	Asset (1)	Liability (2)	Amount	Asset (1)	Liability (2)
Derivatives designated as cash flow hedges:
Interest rate swaps	$32.1	$—	$0.6	$57.8	$—	$1.8
Commodity futures	216.1	3.8	14.0	164.6	30.6	—
Foreign currency exchange	55.4	0.4	1.1	115.2	1.4	3.1
		$4.2	$15.7		$32.0	$4.9
(in millions)
Derivatives not designated as cash flow hedges:
Commodity futures	$133.0	$2.4	$12.6	$91.6	$1.4	$7.9
Foreign currency exchange	321.7	$4.1	7.9	230.3	3.1	3.4
		$6.5	$20.5		$4.5	$11.3

(1)	Balance recorded in “Prepaid expenses and other” and “Other non-current assets”

(2)	Balance recorded in “Accrued liabilities” and “Other liabilities”
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
For derivative instruments that are not designated as cash flow hedges the unrealized gain or loss on the derivatives is reported in current earnings. For the year ended December 31, 2011, the Company recorded a loss of $6.1 million for derivative instruments not designated as cash flow hedges in other income (expense). For the year ended December 31, 2010, the Company recorded a loss of $6.8 million for derivative instruments not designated as cash flow hedges in other income (expense) on the consolidated statements of operations and comprehensive income (loss).
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

11. Income Taxes
For financial reporting purposes, income before income taxes includes the following components (in millions):

	Year Ended
	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009
United States	$51.2	$32.1	$(34.3)
Foreign	55.7	82.3	116.9
Total	$106.9	$114.4	$82.6
The provision (benefit) for income taxes consisted of the following (in millions):

	Year Ended
	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009
Current tax expense:
Federal	$(8.6)	$(32.7)	$(0.3)
State	(0.4)	(2.1)	1.2
Foreign	42.8	60.4	87.4
Deferred tax expense (benefit):
Federal	19.3	24.1	(16.7)
State	1.7	0.3	(1.1)
Foreign	(12.1)	(3.3)	(34.7)
Total	$42.7	$46.7	$35.8
The reconciliation of reported income tax expense (benefit) to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income is as follows (in millions):

	Year Ended
	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009
Income tax expense (benefit) at Federal statutory tax rate	$37.4	$40.0	$28.9
Foreign tax rate differential	(0.1)	(4.0)	(3.2)
Foreign withholding taxes	3.4	4.9	3.4
Change in valuation allowance	5.4	9.5	10.5
Change in uncertain tax positions	(4.8)	(11.4)	12.7
Nondeductible / nontaxable items	0.7	5.1	(10.8)
Other (net)	0.7	2.6	(5.7)
Total	$42.7	$46.7	$35.8

The components of deferred tax assets and liabilities were as follows (in millions):

	Dec 31, 2011	Dec 31, 2010
Deferred tax assets:
Net operating loss carryforwards	$53.0	$41.3
Pension and retiree benefits accruals	34.2	25.3
Inventory	16.2	17.6
Depreciation and fixed assets	6.7	7.9
Tax credit carryforwards	6.9	9.3
Other liabilities	52.8	43.6
Valuation allowance	(40.1)	(38.9)
Total deferred tax assets	129.7	106.1
Deferred tax liabilities:
Convertible debt discount	131.2	116.6
Inventory	1.9	5.1
Depreciation and fixed assets	83.4	78.8
Intangibles	44.0	55.5
Other	18.8	11.3
Total deferred tax liabilities	279.3	267.3
Net deferred tax assets (liabilities)	$(149.6)	$(161.2)
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
As of December 31, 2011 the Company has recorded a valuation allowance of approximately $40.1 million to reduce deferred tax assets to the amount judged more likely than not to be realized. The valuation allowance is primarily attributable to certain foreign temporary differences and tax loss and tax credit carryforwards.
The Company has recognized deferred tax assets of approximately $19 million for tax loss carryforwards in various taxing jurisdictions as follows (in millions):

	Tax Loss
Jurisdiction	Carryforward	Expiration
Spain	$46.9	2025 - 2026
Brazil	2.8	Indefinite
New Zealand	9.0	Indefinite
Others	7.4	Various
Total	$66.1
The Company also has various foreign subsidiaries with approximately $113 million of tax loss carryforwards in various jurisdictions that are subject to a valuation allowance due to statutory limitations on utilization, uncertainty of future profitability, and other relevant factors.
The Company does not provide for deferred taxes on the excess of the financial reporting over the tax basis in investments in foreign subsidiaries that are essentially permanent in duration. That excess was approximately $734 million as of December 31, 2011. The determination of the additional tax expense that would be incurred upon repatriation of assets or disposition of foreign subsidiaries is not practical.
The Company applies ASC 740 - Income Taxes in determining unrecognized tax benefits. ASC 740 - Income Taxes prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year:

(in millions)	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009
Unrecognized Tax Benefit — Beginning balance	$66.1	$79.4	$64.4
Gross Increases — Tax Positions in Prior Period	2.1	4.7	0.5
Gross Decreases — Tax Positions in Prior Period	(4.9)	(10.3)	(0.3)
Gross Increases — Tax Positions in Current Period	8.0	14.2	11.8
Gross Increases — Business Combinations	—	—	3.0
Settlements	(0.3)	—	(0.4)
Lapse of Statute of Limitations	(11.4)	(22.9)	(1.8)
Foreign Currency Translation	(0.8)	1.0	2.2
Unrecognized Tax Benefit — Ending Balance	$58.8	$66.1	$79.4
Included in the balance of unrecognized tax benefits at December 31, 2011, 2010 and 2009 are $54.3 million, $58.3 million and $71.3 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2011, 2010 and 2009 are $4.5 million, $7.8 million and $8.1 million of tax benefits that, if recognized, would result in adjustments to deferred taxes.
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
13. Total Equity
The components of accumulated other comprehensive income (loss) as of December 31, 2011 and December 31, 2010, respectively, consisted of the following (in millions):

	December 31, 2011		December 31, 2010
	Company common shareholders	Noncontrolling interest	Company common shareholders	Noncontrolling interest
Foreign currency translation adjustment	$(15.9)	$(18.3)	$43.7	$(14.8)
Pension adjustments, net of tax	(63.0)	(3.2)	(47.4)	(0.8)
Change in fair value of derivatives, net of tax	(27.7)	(0.6)	9.8	(0.5)
Company deferred stock held in rabbi trust, net of tax	7.3	—	7.3	—
Other	0.3	—	0.3	—
Accumulated other comprehensive income (loss)	$(99.0)	$(22.1)	$13.7	$(16.1)
Comprehensive income consists of the following (in millions):

	Fiscal Years Ended
	December 31, 2011		December 31, 2010
	Company common shareholders	Noncontrolling interest	Company common shareholders	Noncontrolling interest
Net income (1)	$66.0	$1.1	$61.7	$7.4
Currency translation gain (loss)	(59.6)	(3.5)	10.7	(19.2)
Defined benefit plan adjustments, net of tax	(15.6)	(2.4)	(2.3)	—
Change in fair value of derivatives, net of tax	(37.5)	(0.1)	22.2	(0.7)
Comprehensive income (loss)	$(46.7)	$(4.9)	$92.3	$(12.5)

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
In accordance with ASC 710 - Compensation — General, all market value fluctuations of the Trust assets, exclusive of the shares of nonvested and subsequently vested stock and restricted stock of the Company, are effectively offset by changes in the market value of the deferred compensation liability held by the Trust, which are included as compensation expense in the consolidated statements of operations and comprehensive income (loss). Prior to 2010, management had classified the mutual fund assets as available for sale; as such, changes in the value of these investments were recorded in accumulated other comprehensive income.

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

A reconciliation of the numerator and denominator of earnings per common share-basic to earnings per common share-assuming dilution is as follows (in millions, except per share data):

	Year Ended
	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009
Earnings per share — basic:
Net income attributable to Company common shareholders — for basic EPS computation (1)	$65.7	$61.4	$39.5
Weighted average shares outstanding for basic EPS computation (2,3)	51.9	52.1	52.0
Earnings per common share — basic (3)	$1.27	$1.18	$0.76
Earnings per share — assuming dilution:
Net income attributable to Company common shareholders	$65.7	$61.4	$39.5
Add: Preferred stock dividends on convertible stock	0.3	0.3	0.3
Net income attributable to Company common shareholders — for diluted EPS computation (1)	$66.0	$61.7	$39.8
Weighted average shares outstanding including nonvested shares	51.9	52.1	52.0
Dilutive effect of convertible bonds	0.6	—	—
Dilutive effect of stock options and restricted stock units	0.8	0.6	0.4
Dilutive effect of assumed conversion of preferred stock	0.4	0.4	0.4
Weighted average shares outstanding for diluted EPS computation (2)	53.7	53.1	52.8
Earnings per common share — assuming dilution	$1.23	$1.16	$0.75

(1)	Numerator

(2)	Denominator

(3)	Under the two class method, Earnings per share — basic reflects undistributed earnings per share for both common stock and unvested share-based payment awards (restricted stock).
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
Certain effects on diluted net income per common share may result in future periods as a result of the Company’s (i) $355.0 million in 0.875% Convertible Notes and the Company’s entry into note hedge and warrant agreements, (ii) $10.6 million in 1.00% Senior Convertible Notes, and (iii) the $429.5 million in Subordinated Convertible Notes during the fourth quarter 2009. Refer to Note 9 - Long-Term Debt for a description of the key terms of these transactions.
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

	Year Ended
(in millions)	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009
Net Sales:
North America	$2,120.2	$1,785.0	$1,484.6
Europe and Mediterranean	1,735.7	1,498.6	1,562.7
ROW	2,010.8	1,581.3	1,337.9
Total	$5,866.7	$4,864.9	$4,385.2
Segment Operating Income:
North America	$121.8	$96.9	$19.8
Europe and Mediterranean	30.3	36.8	70.2
ROW	78.0	80.4	76.2
Total	$230.1	$214.1	$166.2
Capital Expenditures:
North America	$22.2	$20.5	$28.8
Europe and Mediterranean	41.1	32.9	78.3
ROW	58.5	63.0	36.5
Total	$121.8	$116.4	$143.6
Depreciation Expense:
North America	$27.2	$28.9	$29.2
Europe and Mediterranean	38.3	35.8	34.9
ROW	31.9	20.1	25.7
Total	$97.4	$84.8	$89.8
Total Assets:
North America	$791.4	$866.7
Europe and Mediterranean	1,435.2	1,476.0
ROW	1,861.0	1,798.6
Corporate	235.4	151.2
Total	$4,323.0	$4,292.5
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
Geographic Information The following table presents net sales to unaffiliated customers by country of destination for the last three years and long-lived assets by country as of December 31:

	Net Sales			Long-lived Assets
	Year Ended			Year Ended
(in millions)	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009	Dec 31, 2011	Dec 31, 2010
United States	$1,712.2	$1,471.6	$1,239.9	$220.1	$226.8
Spain	400.1	405.6	453.2	180.0	194.7
Others	3,754.4	2,987.7	2,692.1	1,079.2	1,096.5
Total	$5,866.7	$4,864.9	$4,385.2	$1,479.3	$1,518.0

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
18. Unconsolidated Affiliated Companies
Unconsolidated affiliated companies are those in which the Company generally owns less than 50 percent of the outstanding voting shares. The Company does not control these companies and accounts for its investments in them on the equity basis. The unconsolidated affiliated companies primarily manufacture or market wire and cable products in our ROW segment. As of December 31, 2011 and 2010, the Company has recorded on its consolidated balance sheets an investment in unconsolidated affiliated companies of $18.6 million and $17.3 million, respectively. The Company’s share of the income of these companies is reported in the consolidated statements of operations and comprehensive income (loss) under “Equity in net earnings of affiliated companies.” In 2011, 2010 and 2009, equity in net earnings of affiliated companies was $2.9 million, $1.4 million, and $0.9 million, respectively. As of December 31, 2011, the Company’s ownership percentage was as follows: PDTL Trading Company Ltd. 49%, Colada Continua Chilean, S.A. 41%, Minuet Realty Corp. 40%, Nostag GmBH & Co. KG 33%, Pakistan Cables Limited 24.6%, Keystone Electric Wire & Cable Co., Ltd. 20% and Thai Copper Rod Company Ltd. 18%.
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
The Company determined the fair market values of its financial instruments based on the fair value hierarchy established in ASC 820 - Fair Value Measurement which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values which are provided in Note 2 - Summary of Significant Accounting Policies. The Company carries marketable equity securities held in a rabbi trust as part of the Company’s deferred compensation plan (as discussed in Note 13 - Total Equity) and derivative assets and liabilities at fair value.
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
With the adoption of ASU 2010-06, there were no significant transfers in and out of Level 1 and Level 2 fair value measurements to be disclosed, as discussed in Note 2 - Summary of Significant Accounting Policies.
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

Summarized historical quarterly financial data for 2011 and 2010, restated for the effects of the errors more fully described in Note 22 - Restatement of Consolidated Financial Statements to the consolidated financial statements, are set forth below (in millions, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(as revised)	(as revised)	(as revised)	(as revised)
2011
Net sales	$1,447.6	$1,532.2	$1,517.8	$1,369.1
Gross profit	163.0	170.3	151.7	122.7
Net income (loss) attributable to Company common shareholders	34.0	33.2	(2.1)	0.6
Net income (loss) attributable to Company common shareholders — for diluted EPS computation	34.1	33.3	(2.0)	0.6
Earnings (loss) per common share — basic	$0.65	$0.64	$(0.04)	$0.01
Earnings (loss) per common share — assuming dilution	$0.63	$0.61	$(0.04)	$0.01
2010
Net sales	$1,098.0	$1,208.6	$1,200.5	$1,357.8
Gross profit	136.1	142.8	123.2	143.6
Net income (loss) attributable to Company common shareholders	(9.3)	21.8	16.0	32.9
Net income (loss) attributable to Company common shareholders — for diluted EPS computation	(9.2)	21.9	16.1	32.9
Earnings (loss) per common share — basic	$(0.18)	$0.42	$0.31	$0.63
Earnings (loss) per common share — assuming dilution	$(0.18)	$0.41	$0.30	$0.62
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
Condensed Statement of Operations and Comprehensive Income (Loss) Information
Year Ended December 31, 2011

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$2,070.3	$3,796.4	$—	$5,866.7
Intercompany	55.9	—	51.3	(107.2)	—
	55.9	2,070.3	3,847.7	(107.2)	5,866.7
Cost of sales	—	1,819.3	3,491.0	(51.3)	5,259.0
Gross profit	55.9	251.0	356.7	(55.9)	607.7
Selling, general and administrative expenses	44.6	142.8	246.1	(55.9)	377.6
Operating income	11.3	108.2	110.6	—	230.1
Other income (expense)	(0.1)	(0.5)	(31.1)	—	(31.7)
Interest income (expense):
Interest expense	(63.0)	(91.6)	(45.9)	101.3	(99.2)
Interest income	88.6	12.0	8.4	(101.3)	7.7
	25.6	(79.6)	(37.5)	—	(91.5)
Income before income taxes	36.8	28.1	42.0	—	106.9
Income tax benefit (provision)	(15.8)	—	(26.9)	—	(42.7)
Equity in net income of subsidiaries	45.0	16.9	0.2	(59.2)	2.9
Net income including noncontrolling interest	66.0	45.0	15.3	(59.2)	67.1
Less: preferred stock dividends	0.3	—	—	—	0.3
Less: net income attributable to noncontrolling interest	—	—	1.1	—	1.1
Net income applicable to Company common shareholders	$65.7	$45.0	$14.2	$(59.2)	$65.7
Comprehensive income (loss)	$65.5	$(10.0)	$(47.9)	$(59.2)	$(51.6)

Condensed Statement of Operations and Comprehensive Income (Loss) Information
Year Ended December 31, 2010

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,740.2	$3,124.7	$—	$4,864.9
Intercompany	51.2	0.3	75.4	(126.9)	—
	51.2	1,740.5	3,200.1	(126.9)	4,864.9
Cost of sales	—	1,526.3	2,868.6	(75.7)	4,319.2
Gross profit	51.2	214.2	331.5	(51.2)	545.7
Selling, general and administrative expenses	40.3	131.7	210.8	(51.2)	331.6
Operating income	10.9	82.5	120.7	—	214.1
Other income (expense)	0.1	(0.9)	(27.3)	—	(28.1)
Interest income (expense):
Interest expense	(61.5)	(83.4)	(24.9)	92.8	(77.0)
Interest income	81.6	10.9	5.7	(92.8)	5.4
	20.1	(72.5)	(19.2)	—	(71.6)
Income (loss) before income taxes	31.1	9.1	74.2	—	114.4
Income tax benefit (provision)	(12.0)	20.8	(55.5)	—	(46.7)
Equity in net income (loss) of subsidiaries	42.6	12.7	0.1	(54.0)	1.4
Net income including noncontrolling interest	61.7	42.6	18.8	(54.0)	69.1
Less: preferred stock dividends	0.3	—	—	—	0.3
Less: net income attributable to noncontrolling interest	—	—	7.4	—	7.4
Net income applicable to Company common shareholders	$61.4	$42.6	$11.4	$(54.0)	$61.4
Comprehensive income (loss)	$63.3	$6.0	$64.5	$(54.0)	$79.8

Condensed Statement of Operations and Comprehensive Income (Loss) Information
Year Ended December 31, 2009

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,460.2	$2,925.0	$—	$4,385.2
Intercompany	49.3	2.4	42.2	(93.9)	—
	49.3	1,462.6	2,967.2	(93.9)	4,385.2
Cost of sales	—	1,310.8	2,610.8	(42.2)	3,879.4
Gross profit	49.3	151.8	356.4	(51.7)	505.8
Selling, general and administrative expenses	38.9	142.2	210.2	(51.7)	339.6
Operating income	10.4	9.6	146.2	—	166.2
Other income (expense)	0.2	(0.2)	7.0	—	7.0
Interest income (expense):
Interest expense	(69.5)	(70.6)	(36.7)	90.2	(86.6)
Interest income	68.9	21.4	3.5	(90.2)	3.6
Loss on extinguishment of debt	(7.6)	—	—	—	(7.6)
	(8.2)	(49.2)	(33.2)	—	(90.6)
Income before income taxes	2.4	(39.8)	120.0	—	82.6
Income tax (provision)	(1.9)	4.1	(38.0)	—	(35.8)
Equity in net income of subsidiaries	39.3	75.0	0.3	(113.7)	0.9
Net income including noncontrolling interest	39.8	39.3	82.3	(113.7)	47.7
Less: preferred stock dividends	0.3	—	—	—	0.3
Less: net income attributable to noncontrolling interest	—	—	7.9	—	7.9
Net income applicable to Company common shareholders	$39.5	$39.3	$74.4	$(113.7)	$39.5
Comprehensive income (loss)	$43.6	$115.7	$154.8	$(113.7)	$200.4

Condensed Balance Sheet Information
December 31, 2011

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$0.1	$12.4	$421.6	$—	$434.1
Receivables, net of allowances	—	247.0	833.9	—	1,080.9
Inventories	—	436.3	749.2	—	1,185.5
Deferred income taxes	—	25.4	17.8	—	43.2
Prepaid expenses and other	1.8	23.5	74.7	—	100.0
Total current assets	1.9	744.6	2,097.2	—	2,843.7
Property, plant and equipment, net	0.4	186.3	837.1	—	1,023.8
Deferred income taxes	—	1.9	14.3	—	16.2
Intercompany accounts	1,210.4	378.4	40.1	(1,628.9)	—
Investment in subsidiaries	1,098.0	1,327.1	—	(2,425.1)	—
Goodwill	—	0.8	167.3	—	168.1
Intangible assets, net	—	3.3	178.3	—	181.6
Unconsolidated affiliated companies	—	12.6	6.0	—	18.6
Other non-current assets	8.2	23.4	39.4	—	71.0
Total assets	$2,318.9	$2,678.4	$3,379.7	$(4,054.0)	$4,323.0
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$100.1	$846.4	$—	$946.5
Accrued liabilities	6.4	102.8	310.8	—	420.0
Current portion of long-term debt	10.1	—	146.2	—	156.3
Total current liabilities	16.5	202.9	1,303.4	—	1,522.8
Long-term debt	813.5	34.9	44.2	—	892.6
Deferred income taxes	139.4	(18.1)	78.7	—	200.0
Intercompany accounts	—	1,250.5	378.4	(1,628.9)	—
Other liabilities	1.1	110.2	134.6	—	245.9
Total liabilities	970.5	1,580.4	1,939.3	(1,628.9)	2,861.3
Total Company shareholders’ equity	1,348.4	1,098.0	1,327.1	(2,425.1)	1,348.4
Noncontrolling interest	—	—	113.3	—	113.3
Total liabilities and equity	$2,318.9	$2,678.4	$3,379.7	$(4,054.0)	$4,323.0

Condensed Balance Sheet Information
December 31, 2010

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$29.0	$8.0	$421.7	$—	$458.7
Receivables, net of allowances	—	249.7	817.3	—	1,067.0
Inventories, net	—	380.8	707.5	—	1,088.3
Deferred income taxes	—	26.5	12.7	—	39.2
Prepaid expenses and other	1.8	38.3	81.2	—	121.3
Total current assets	30.8	703.3	2,040.4	—	2,774.5
Property, plant and equipment, net	0.4	194.8	839.0	—	1,034.2
Deferred income taxes	—	1.1	8.0	—	9.1
Intercompany accounts	1,169.7	368.0	22.4	(1,560.1)	—
Investment in subsidiaries	1,165.6	1,326.5	—	(2,492.1)	—
Goodwill	—	0.8	177.7	—	178.5
Intangible assets, net	—	3.7	195.9	—	199.6
Unconsolidated affiliated companies	—	11.2	6.1	—	17.3
Other non-current assets	10.0	21.6	47.7	—	79.3
Total assets	$2,376.5	$2,631.0	$3,337.2	$(4,052.2)	$4,292.5
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$110.6	$811.9	$—	$922.5
Accrued liabilities	3.9	103.8	269.0	—	376.7
Current portion of long-term debt	—	—	121.0	—	121.0
Total current liabilities	3.9	214.4	1,201.9	—	1,420.2
Long-term debt	802.9	—	61.6	—	864.5
Deferred income taxes	124.3	(16.7)	94.8	—	202.4
Intercompany accounts	—	1,161.6	398.5	(1,560.1)	—
Other liabilities	1.4	106.1	130.6	—	238.1
Total liabilities	932.5	1,465.4	1,887.4	(1,560.1)	2,725.2
Total Company shareholders’ equity	1,444.0	1,165.6	1,326.5	(2,492.1)	1,444.0
Noncontrolling interest	—	—	123.3	—	123.3
Total liabilities and equity	$2,376.5	$2,631.0	$3,337.2	$(4,052.2)	$4,292.5

Condensed Statement of Cash Flows Information
Year Ended December 31, 2011

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$53.3	$44.4	$(0.4)	$—	$97.3
Cash flows of investing activities:
Capital expenditures	(0.2)	(21.4)	(100.2)	—	(121.8)
Acquisitions, net of cash acquired	—	—	—	—	—
Proceeds from properties sold	—	2.4	4.1	—	6.5
Other, net	—	(58.2)	59.3	—	1.1
Net cash flows of investing activities	(0.2)	(77.2)	(36.8)	—	(114.2)
Cash flows of financing activities:
Dividends paid	(0.3)	—	—	—	(0.3)
Excess tax benefits from stock-based compensation	1.0	—	—	—	1.0
Intercompany accounts	(21.0)	9.0	12.0	—	—
Proceeds from other debt	—	940.0	951.4	—	1,891.4
Repayments of other debt	—	(905.2)	(930.6)	—	(1,835.8)
Repurchase of common shares	(62.5)	—	—	—	(62.5)
Proceeds from exercise of stock options	1.5	—	—	—	1.5
Dividends paid to non-controlling interest	—	—	(3.8)	—	(3.8)
Net cash flows of financing activities	(81.3)	43.8	29.0	—	(8.5)
Effect of exchange rate changes on cash and cash equivalents	(0.7)	(6.6)	8.1	—	0.8
Increase (decrease) in cash and cash equivalents	(28.9)	4.4	(0.1)	—	(24.6)
Cash and cash equivalents — beginning of period	29.0	8.0	421.7	—	458.7
Cash and cash equivalents — end of period	$0.1	$12.4	$421.6	$—	$434.1

Condensed Statement of Cash Flows Information
Year Ended December 31, 2010

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$44.3	$27.2	$27.4	$—	$98.9
Cash flows of investing activities:
Capital expenditures	—	(20.1)	(96.3)	—	(116.4)
Acquisitions, net of cash acquired	—	(3.9)	(26.7)	—	(30.6)
Proceeds from properties sold	—	1.2	7.9	—	9.1
Other, net	—	2.8	1.3	—	4.1
Net cash flows of investing activities	—	(20.0)	(113.8)	—	(133.8)
Cash flows of financing activities:
Dividends paid	(0.3)	—	—	—	(0.3)
Excess tax benefits from stock-based compensation	(0.1)	—	—	—	(0.1)
Intercompany accounts	(38.0)	(7.2)	45.2	—	—
Proceeds from other debt	—	145.4	606.8	—	752.2
Repayments of other debt	—	(145.5)	(565.1)	—	(710.6)
Proceeds from exercise of stock options	0.4	—	—	—	0.4
Dividends paid to non-controlling interest	—	—	(4.3)	—	(4.3)
Net cash flows of financing activities	(38.0)	(7.3)	82.6	—	37.3
Effect of exchange rate changes on cash and cash equivalents	—	(2.1)	(41.0)	—	(43.1)
Increase (decrease) in cash and cash equivalents	6.3	(2.2)	(44.8)	—	(40.7)
Cash and cash equivalents — beginning of period	22.7	10.2	466.5	—	499.4
Cash and cash equivalents — end of period	$29.0	$8.0	$421.7	$—	$458.7

Condensed Statement of Cash Flows Information
Year Ended December 31, 2009

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$49.2	$21.9	$475.2	$—	$546.3
Cash flows of investing activities:
Capital expenditures	—	(28.7)	(114.9)	—	(143.6)
Acquisitions, net of cash acquired	—	(13.7)	—	—	(13.7)
Proceeds from properties sold	—	0.2	0.8	—	1.0
Other, net	—	(3.8)	—	—	(3.8)
Net cash flows of investing activities	—	(46.0)	(114.1)	—	(160.1)
Cash flows of financing activities:
Dividends paid	(0.3)	—	—	—	(0.3)
Excess tax benefits from stock-based compensation	0.7	—	—	—	0.7
Intercompany accounts	(15.1)	7.7	7.4	—	—
Proceeds from other debt	—	316.5	916.5	—	1,233.0
Repayments of other debt	—	(318.8)	(1,074.2)	—	(1,393.0)
Payment of deferred financing fees	(14.5)	—	—	—	(14.5)
Proceeds from exercise of stock options	0.4	—	—	—	0.4
Net cash flows of financing activities	(28.8)	5.4	(150.3)	—	(173.7)
Effect of exchange rate changes on cash and cash equivalents	—	0.8	3.5	—	4.3
Increase (decrease) in cash and cash equivalents	20.4	(17.9)	214.3	—	216.8
Cash and cash equivalents — beginning of period	2.3	28.1	252.2	—	282.6
Cash and cash equivalents — end of period	$22.7	$10.2	$466.5	$—	$499.4
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
Long-term debt related to the Parent Company is discussed in Note 9 - Long-Term Debt.
Income Taxes
The Guarantor Subsidiaries’ current year income tax expense is entirely offset by a benefit from the release of reserves for uncertain tax positions. The Non-Guarantor Subsidiaries’ income tax provision reflects the impact of valuation allowances recorded against the deferred tax assets in certain Foreign jurisdictions and an increase in reserves for uncertain tax positions. For additional information on income taxes refer to Note 11 - Income Taxes.
Commitments and Contingencies
For contingencies and guarantees related to the Parent Company, refer to Note 9 - Long-Term Debt and Note 17 - Commitments and Contingencies.

22. Restatement of Consolidated Financial Statements
On October 29, 2012, the Company announced that it had identified historical accounting errors relating to inventory. The inventory accounting issues resulted in understated cost of sales and overstated inventory balances for the years ended December 31, 2011, 2010 and 2009. For the years ended December 31, 2011, 2010, 2009, and 2008, and for the three months ended March 30, 2012 and six months ended June 29, 2012, cost of sales was understated by $17.9 million, $8.3 million, $5.6 million, $7.1 million, $2.7 million and $6.2 million, respectively. As of December 31, 2011, 2010, 2009 and 2008, March 30, 2012 and June 29, 2012 inventory balances were overstated by $40.0 million, $27.0 million, $17.4 million, $8.7 million, $43.7 million, and $43.5 million, respectively.
The Company believes that the inventory accounting issues are, to a significant extent, attributable to a complex theft scheme in Brazil and, to a somewhat lesser extent, accounting errors, primarily in Brazil, affecting work in process and finished goods inventory that were not detected due to a deficient reconciliation process. In addition, due to accounting errors at one of the Brazilian facilities that occurred prior to the Company's acquisition of PDIC in 2007, the Company overstated inventory in its allocation of the purchase price among assets acquired, resulting in an understatement of goodwill. The understated goodwill and overstated inventory associated with the acquisition of PDIC in the fourth quarter of 2007 is each $3.4 million.
The Company is also restating cost of sales, inventory, property, plant and equipment, accumulated other comprehensive income and retained earnings to correct two additional accounting errors associated with foreign currency adjustments, described below.
The Company incorrectly recorded foreign currency adjustments related to certain intercompany transactions between the Company's U.S. and Canadian subsidiaries in other comprehensive income rather than in other income (expense) in the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company has corrected this error in the accompanying restated financial statements. As of December 31, 2011 and 2010, accumulated other comprehensive income was overstated, and retained earnings were understated, by $6.5 million before consideration of the related income tax provision of $3.0 million, including foreign currency translation.
The Company also made erroneous foreign currency adjustments related to inventory and property, plant and equipment within the Company's Mexican subsidiary. The Company has corrected this error in the accompanying financial statements. As of December 31, 2011, 2010 and 2009, inventory was overstated by $3.1 million and property plant and equipment was overstated by $5.0 million, while retained earnings were understated by $8.1 million, prior to foreign currency translation. In addition, cost of sales is understated for the year ended December 31, 2009 by $8.1 million.
The following discloses each line item that is affected by the restatement of the Company's consolidated financial statements as of December 31, 2011 and 2010 and the three years ended December 31, 2011, 2010, and 2009.
Consolidated Statements of Operations and Comprehensive Income (Loss):

	Year ended December 31, 2011
(in millions, except per share data)	As Previously Reported	Effect of Restatement	Restated
Cost of sales	$5,241.1	$17.9	$5,259.0
Gross profit	625.6	(17.9)	607.7
Operating income	248.0	(17.9)	230.1
Income before income taxes	124.8	(17.9)	106.9
Income tax (provision) benefit	(42.5)	(0.2)	(42.7)
Net income including noncontrolling interest	85.2	(18.1)	67.1
Net income attributable to Company common shareholders	83.8	(18.1)	65.7
Comprehensive income	(39.4)	(12.2)	(51.6)
Earnings per common share - basic	1.61	(0.34)	1.27
Earnings per common share - assuming dilution	1.57	(0.34)	1.23

	Year ended December 31, 2010
(in millions, except per share data)	As Previously Reported	Effect of Restatement	Restated
Cost of sales	$4,310.9	$8.3	$4,319.2
Gross profit	554.0	(8.3)	545.7
Operating income	222.4	(8.3)	214.1
Income before income taxes	122.7	(8.3)	114.4
Income tax (provision) benefit	(47.2)	0.5	(46.7)
Net income including noncontrolling interest	76.9	(7.8)	69.1
Net income attributable to Company common shareholders	69.2	(7.8)	61.4
Comprehensive income	89.4	(9.6)	79.8
Earnings per common share - basic	1.33	(0.15)	1.18
Earnings per common share - assuming dilution	1.31	(0.15)	1.16

	Year ended December 31, 2009
(in millions, except per share data)	As Previously Reported	Effect of Restatement	Restated
Cost of sales	$3,865.7	$13.7	$3,879.4
Gross profit	519.5	(13.7)	505.8
Operating income	179.9	(13.7)	166.2
Income before income taxes	96.3	(13.7)	82.6
Income tax (provision) benefit	(32.7)	(3.1)	(35.8)
Net income including noncontrolling interest	64.5	(16.8)	47.7
Net income attributable to Company common shareholders	56.3	(16.8)	39.5
Comprehensive income	219.9	(19.5)	200.4
Earnings per common share - basic	1.08	(0.32)	0.76
Earnings per common share - assuming dilution	1.07	(0.32)	0.75
Consolidated Balance Sheets:

	December 31, 2011
(in millions)	As Previously Reported	Effect of Restatement	Restated
Assets
Inventories, net	$1,228.7	$(43.2)	$1,185.5
Deferred income taxes	43.4	(0.2)	43.2
Total current assets	2,887.1	(43.4)	2,843.7
Property, plant and equipment, net	1,028.6	(4.8)	1,023.8
Deferred income taxes	18.6	(2.4)	16.2
Goodwill	164.9	3.2	168.1
Total assets	4,370.4	(47.4)	4,323.0
Liabilities
Other liabilities	243.1	2.8	245.9
Total liabilities	2,858.5	2.8	2,861.3
Equity
Retained earnings	959.1	(46.3)	912.8
Accumulated other comprehensive income (loss)	(95.1)	(3.9)	(99.0)
Total Company shareholders’ equity	1,398.6	(50.2)	1,348.4
Total equity	1,511.9	(50.2)	1,461.7
Total liabilities and equity	4,370.4	(47.4)	4,323.0

	December 31, 2010
(in millions)	As Previously Reported	Effect of Restatement	Restated
Assets
Inventories, net	$1,118.9	$(30.6)	$1,088.3
Deferred income taxes	39.8	(0.6)	39.2
Total current assets	2,805.7	(31.2)	2,774.5
Property, plant and equipment, net	1,039.6	(5.4)	1,034.2
Deferred income taxes	11.3	(2.2)	9.1
Goodwill	174.9	3.6	178.5
Total assets	4,327.7	(35.2)	4,292.5
Liabilities
Other liabilities	235.3	2.8	238.1
Total liabilities	2,722.4	2.8	2,725.2
Equity
Retained earnings	875.3	(28.2)	847.1
Accumulated other comprehensive income (loss)	23.5	(9.8)	13.7
Total Company shareholders’ equity	1,482.0	(38.0)	1,444.0
Total equity	1,605.3	(38.0)	1,567.3
Total liabilities and equity	4,327.7	(35.2)	4,292.5
Consolidated Statements of Cash Flows:

	Year ended December 31, 2011
(in millions)	As Previously Reported	Effect of Restatement	Restated
Net income (loss) including noncontrolling interests	$85.2	$(18.1)	$67.1
Deferred income taxes	8.7	0.2	8.9
(Increase) decrease in inventories	(148.8)	17.9	(130.9)

	Year ended December 31, 2010
(in millions)	As Previously Reported	Effect of Restatement	Restated
Net income (loss) including noncontrolling interests	$76.9	$(7.8)	$69.1
Deferred income taxes	21.6	(0.5)	21.1
(Increase) decrease in inventories	(170.8)	8.3	(162.5)

	Year ended December 31, 2009
(in millions)	As Previously Reported	Effect of Restatement	Restated
Net income (loss) including noncontrolling interests	$64.5	$(16.8)	$47.7
Depreciation and amortization	101.7	5.0	106.7
Deferred income taxes	(55.6)	3.1	(52.5)
(Increase) decrease in inventories	236.0	8.7	244.7
There was no impact to net cash flows from operating activities as a result of this restatement.

Schedule II
GENERAL CABLE CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
(in millions)

	For the Year Ended
	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009
Accounts Receivable Allowances:
Beginning balance	$21.1	$21.9	$19.3
Impact of foreign currency exchange rate changes	(0.2)	(2.6)	0.1
Provision	4.4	4.9	8.3
Write-offs	(8.1)	(3.1)	(5.8)
Ending balance	$17.2	$21.1	$21.9
Deferred Tax Valuation Allowance:
Beginning balance	$38.9	$24.2	$11.7
Additions charged to tax expense	6.7	10.2	10.9
Changes attributable to acquisitions and dispositions	—	—	0.2
Changes impacting equity and other movements	(4.2)	5.2	1.8
Reductions from utilization and reassessments	(1.3)	(0.7)	(0.4)
Ending balance	$40.1	$38.9	$24.2