Form 10-Q/A
period 2012-03-30
GENERAL CABLE CORP /DE/
filed 2013-03-01
CIK 886035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q/A
Amendment No. 1
____________________________________________
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

The Audit Committee concluded on October 26, 2012 that the Company's previously issued consolidated financial statements for fiscal years ended December 31, 2011, 2010, and 2009 and the related reports of its independent registered public accounting firm, condensed consolidated financial statements for the interim periods during those years, and the condensed consolidated financial statements as of and for the periods ended March 30, 2012 and June 29, 2012 should no longer be relied upon. After analyzing the size and timing of the inventory accounting issue, the Company determined the inventory accounting errors were material and would require the Company to restate certain of its previously issued financial statements. For the years ended December 31, 2011, 2010, 2009, and 2008, and for the three months ended March 30, 2012 and six months ended June 29, 2012, cost of sales was understated by $17.9 million, $8.3 million, $5.6 million, $7.1 million, $2.7 million and $6.2 million, respectively. As of December 31, 2011, 2010, 2009 and 2008, March 30, 2012 and June 29, 2012 inventory balances were overstated by $40.0 million, $27.0 million, $17.4 million, $8.7 million, $43.7 million and $43.5 million, respectively. In addition, due to accounting errors at one of the Brazilian facilities that occurred prior to the Company's acquisition of Phelps Dodge International Corporation ("PDIC") in 2007, the Company overstated inventory in its allocation of the purchase price among assets acquired, resulting in an understatement of goodwill. The understated goodwill and overstated inventory associated with the acquisition of PDIC in the fourth quarter of 2007 is $3.4 million.

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
As more fully described in Note 22 - Restatement of Condensed Consolidated Financial Statements to the accompanying Condensed Consolidated Financial Statements (unaudited), the Company has restated its Condensed Consolidated Balance Sheets as of March 30, 2012 and December 31, 2011 and the related Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and Condensed Consolidated Statements of Cash Flows for the quarters ended March 30, 2012 and April 1, 2011. Selected Financial Data and Management's Discussion and Analysis of Financial Condition and Results of Operations have also been revised to reflect the effects of the restatement. In addition, the unaudited quarterly operating results set forth in this amended quarterly report on Form 10-Q/A have been restated.

The Company is also restating cost of sales, inventory, property, plant and equipment, accumulated other comprehensive income and retained earnings as a result of errors associated with certain foreign currency adjustments. See Note 22 to the Condensed Consolidated Financial Statements (unaudited) for additional information.

In addition, the Company has adopted Financial Accounting Standards Board (“FASB”) guidance on the presentation of comprehensive income. The new guidance requires the Company to present items of net income and other comprehensive income either in one continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The Company adopted this guidance as of January 1, 2012. In accordance with the new guidance, the Company has elected to present total comprehensive income in our Consolidated Statements of Operations and Comprehensive Income (Loss), and financial statements for prior periods have been recast in accordance with the new guidance. See Note 2 to the Condensed Consolidated Financial Statements (unaudited) for additional information.

We have not modified or updated disclosures presented in our Quarterly Report on Form 10-Q for the period ended March 30, 2012 filed with the Securities and Exchange Commission on May 4, 2012 (the "Original Filing"), except as required to reflect the effects of the restatement and as a result of adoption of FASB guidance on the presentation of comprehensive income. Accordingly, this amended Quarterly Report does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by the restatement and adoption of FASB guidance on the presentation of comprehensive income is unchanged and reflects the disclosures made at the time of the Original Filing. References to this “Quarterly Report on Form 10-Q/A" and this "Amended Quarterly Report on Form 10-Q/A" herein shall refer to the Original Filing as amended by this Amended Annual Report on Form 10-Q/A. The following items have been amended as a result of the restatement:

Part I, Item 1. Condensed Consolidated Financial Statements (Unaudited);
Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations;
Part I, Item 4. Controls and Procedures;
Part II, Item 6. Exhibits

The Company's Chief Executive Officer and Chief Financial Officer are providing currently dated certifications in connection with this Amendment on Form 10-Q/A; the certifications are filed as Exhibits 31.1, 31.2 and 32.1. The Company is also filing amended Forms 10-K for the year ended December 31, 2011 and 10-Q for the three and six months ended June 29, 2012.

PART I. FINANCIAL STATEMENTS
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions, except per share data)
(unaudited)

	Three Fiscal Months Ended
	March 30, 2012	April 1, 2011
	(as restated)(1)	(as restated)(1)
Net sales	$1,432.5	$1,447.6
Cost of sales	1,288.0	1,284.6
Gross profit	144.5	163.0
Selling, general and administrative expenses	93.8	93.9
Operating income	50.7	69.1
Other income (expense)	6.8	7.0
Interest income (expense):
Interest expense	(24.7)	(24.0)
Interest income	1.7	2.0
	(23.0)	(22.0)
Income before income taxes	34.5	54.1
Income tax (provision) benefit	(10.4)	(19.6)
Equity in earnings of affiliated companies	—	0.4
Net income including non-controlling interest	24.1	34.9
Less: preferred stock dividends	0.1	0.1
Less: net income attributable to non-controlling interest	1.3	0.8
Net income attributable to Company common shareholders	$22.7	$34.0
Comprehensive income	72.4	62.0
Earnings per share
Earnings per common share-basic	$0.46	$0.65
Weighted average common shares-basic	49.7	52.1
Earnings per common share-assuming dilution	$0.45	$0.63
Weighted average common shares-assuming dilution	51.1	54.5
See accompanying Notes to Condensed Consolidated Financial Statements.
(1) See Note 22 - Restatement of Condensed Consolidated Financial Statements (Unaudited)

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	March 30, 2012	December 31, 2011
	(as restated)(1)	(as restated)(1)
Assets
Current Assets:
Cash and cash equivalents	$427.1	$434.1
Receivables, net of allowances of $21.0 million at March 30, 2012 and $17.2 million at December 31, 2011	1,182.9	1,080.9
Inventories, net	1,220.7	1,185.5
Deferred income taxes	33.8	43.2
Prepaid expenses and other	104.0	100.0
Total current assets	2,968.5	2,843.7
Property, plant and equipment, net	1,046.0	1,023.8
Deferred income taxes	22.4	16.2
Goodwill	170.6	168.1
Intangible assets, net	181.5	181.6
Unconsolidated affiliated companies	18.8	18.6
Other non-current assets	66.5	71.0
Total assets	$4,474.3	$4,323.0
Liabilities and Total Equity
Current Liabilities:
Accounts payable	$937.7	$946.5
Accrued liabilities	427.2	420.0
Current portion of long-term debt	169.9	156.3
Total current liabilities	1,534.8	1,522.8
Long-term debt	944.7	892.6
Deferred income taxes	206.3	200.0
Other liabilities	251.9	245.9
Total liabilities	2,937.7	2,861.3
Commitments and Contingencies
Total Equity:
Redeemable convertible preferred stock, at redemption value (liquidation preference of $50.00 per share):
March 30, 2012 – 76,002 shares outstanding
December 31, 2011 – 76,002 shares outstanding	3.8	3.8
Common stock, $0.01 par value, issued and outstanding shares:
March 30, 2012– 49,767,453 (net of 8,693,465 treasury shares)
December 31, 2011 – 49,697,763 (net of 8,758,267 treasury shares)	0.6	0.6
Additional paid-in capital	668.9	666.7
Treasury stock	(135.5)	(136.5)
Retained earnings	935.5	912.8
Accumulated other comprehensive income (loss)	(53.8)	(99.0)
Total Company shareholders’ equity	1,419.5	1,348.4
Non-controlling interest	117.1	113.3
Total equity	1,536.6	1,461.7
Total liabilities and equity	$4,474.3	$4,323.0
See accompanying Notes to Condensed Consolidated Financial Statements.
(1) See Note 22 - Restatement of Condensed Consolidated Financial Statements (Unaudited)

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Three Fiscal Months Ended
	March 30, 2012	April 1, 2011
	(as restated)(1)	(as restated)(1)
Cash flows of operating activities:
Net income (loss) including non-controlling interest	$24.1	$34.9
Adjustments to reconcile net income (loss) to net cash flows of operating activities:
Depreciation and amortization	26.8	27.7
Amortization on restricted stock awards	0.8	1.0
Foreign currency exchange (gain) loss	0.8	0.2
Deferred income taxes	9.5	(6.4)
Excess tax (benefits) deficiencies from stock-based compensation	(0.1)	(0.7)
Convertible debt instruments noncash interest charges	5.4	5.1
(Gain) loss on disposal of property	—	0.1
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in receivables	(82.0)	(100.6)
(Increase) decrease in inventories	(13.2)	(172.8)
(Increase) decrease in other assets	(0.2)	(7.3)
Increase (decrease) in accounts payable, accrued and other liabilities	(6.5)	113.2
Net cash flows of operating activities	(34.6)	(105.6)
Cash flows of investing activities:
Capital expenditures	(35.9)	(26.6)
Proceeds from properties sold	4.2	0.3
Acquisitions, net of cash acquired	—	—
Other	—	0.5
Net cash flows of investing activities	(31.7)	(25.8)
Cash flows of financing activities:
Preferred stock dividends paid	(0.1)	(0.1)
Excess tax benefits (deficiencies) from stock-based compensation	0.1	0.7
Proceeds from other debt	450.0	378.7
Repayments of other debt	(398.3)	(281.5)
Dividends to non-controlling interest	(0.6)	—
Proceeds from exercise of stock options	0.1	0.7
Net cash flows of financing activities	51.2	98.5
Effect of exchange rate changes on cash and cash equivalents	8.1	(10.6)
Increase (decrease) in cash and cash equivalents	(7.0)	(43.5)
Cash and cash equivalents – beginning of period	434.1	458.7
Cash and cash equivalents – end of period	$427.1	$415.2
Supplemental Information
Cash paid during the period for:
Income tax payments, net of refunds	$6.5	$6.1
Interest paid	$14.8	$13.2
Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$28.0	$29.0
See accompanying Notes to Condensed Consolidated Financial Statements.
(1) See Note 22 - Restatement of Condensed Consolidated Financial Statements (Unaudited)

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements of General Cable Corporation and Subsidiaries (“General Cable” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and Notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three fiscal months ended March 30, 2012 are not necessarily indicative of results that may be expected for the full year. The December 31, 2011 condensed consolidated balance sheet amounts are derived from the audited financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable’s 2011 Amended Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March 1, 2013. The Company’s fiscal quarters consist of 13-week periods ending on the Friday nearest to the end of the calendar months of March, June and September.

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
The Company’s significant accounting policies are described in Note 2 - Accounting Standards to the audited annual consolidated financial statements in the 2011 Amended Form 10-K/A. In the three months ended March 30, 2012, there have been no significant changes to these policies. In the three months ended March 30, 2012 there have been no accounting pronouncements issued that are expected to have a significant effect on the consolidated financial statements. The following accounting pronouncements were adopted and became effective with respect to the Company in 2012 and 2011:

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

In June 2011, the FASB issued ASU No. 2011-05 accounting guidance related to the presentation requirements for components of comprehensive income ASC 220 - Comprehensive Income. This update defers only those changes in update ASU No. 2011-05 that relate to the presentation of reclassification adjustments. All other requirements in update ASU No. 2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. We have adopted this guidance with retrospective application as of January 1, 2012 and have presented total comprehensive income in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Tables of Contents

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
Approximately 80% of the Company’s inventories are valued using the average cost method and all remaining inventories are valued using the first-in, first-out (FIFO) method. All inventories are stated at the lower of cost or market value.

(in millions)	March 30, 2012	December 31, 2011
Raw materials	$291.6	$293.8
Work in process	210.7	193.3
Finished goods	718.4	698.4
Total	$1,220.7	$1,185.5

6.	Property, Plant and Equipment
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

Property, plant and equipment consisted of the following (in millions):

	March 30, 2012	December 31, 2011
Land	$113.0	$110.5
Buildings and leasehold improvements	313.2	302.2
Machinery, equipment and office furnishings	1,100.3	1,051.6
Construction in progress	88.5	95.3
Total – gross book value	1,615.0	1,559.6
Less accumulated depreciation	(569.0)	(535.8)
Total – net book value	$1,046.0	$1,023.8
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

The amounts of goodwill and indefinite-lived intangible assets were as follows in millions of dollars:

	Goodwill				Indefinite-lived assets – Trade names
	North America	Europe and Mediterranean	ROW	Total	North America	Europe and Mediterranean	ROW	Total
Balance, December 31, 2011	$2.3	$2.3	$163.5	$168.1	$2.4	$0.5	$132.3	$135.2
Acquisitions	—	—	—	—	—	—	—	—
Currency translation and other adjustments	—	—	2.5	2.5	—	—	1.7	1.7
Balance, March 30, 2012	$2.3	$2.3	$166.0	$170.6	$2.4	$0.5	$134.0	$136.9
The amounts of other intangible assets – customer relationships were as follows in millions of dollars:

	March 30, 2012	December 31, 2011
Amortized intangible assets:
Customer relationships	$108.3	$108.3
Accumulated amortization	(64.5)	(61.8)
Foreign currency translation adjustment	0.8	(0.1)
Amortized intangible assets, net	$44.6	$46.4
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
ROW
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
The 1.00% Senior Convertible Notes and the 0.875% Convertible Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company’s wholly-owned U.S. and Canadian subsidiaries. For additional information on the convertible notes, refer to the Company’s 2011 Amended Annual Report on Form 10-K/A.
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

Tables of Contents

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

	Three fiscal months ended March 30, 2012
(in millions)	Effective Portion recognized in OCI Gain /(Loss)	Reclassified from Accumulated OCI Gain / (Loss)	Ineffective portion and amount excluded from effectiveness testing Gain / (Loss)(1)	Location
Derivatives designated as cash flow hedges:
Interest rate swaps	$0.2	$—	$—	Interest Expense
Commodity futures	8.4	0.7	(0.2)	Cost of Sales
Foreign currency exchanges	(0.1)	(0.6)	—	Other income /(expense)
Total	$8.5	$0.1	$(0.2)

	Three fiscal months ended April 1, 2011
(in millions)	Effective portion recognized in Accumulated OCI Gain / (Loss)	Reclassified from Accumulated OCI Gain / (Loss)	Ineffective portion and amount excluded from effectiveness testing Gain / (Loss)(1)	Location
Derivatives designated as cash flow hedges:
Interest rate swap	$(0.4)	$—	$(0.1)	Interest Expense
Commodity futures	0.3	17.3	0.1	Cost of Sales
Foreign currency exchange	2.6	(0.4)	(0.1)	Other income /(expense)
Total	$2.5	$16.9	$(0.1)

(1)	The ineffective portion and the amount excluded from effectiveness testing for all derivatives designated as cash flow hedges is recognized in other income and expense.

For derivative instruments that are not designated as cash flow hedges, the unrealized gain or loss on the derivatives is reported in current earnings. For the three fiscal months ended March 30, 2012 and April 1, 2011, the Company recorded a gain of $5.5

Tables of Contents

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

Tables of Contents

13.     Total Equity
General Cable is authorized to issue 200 million shares of common stock and 25 million shares of preferred stock.
Condensed consolidated statements of changes in equity are presented below for the three months ended March 30, 2012 and April 1, 2011 (in millions):

		General Cable Total Equity
	Total Equity	Preferred Stock Amount	Common Stock Amount	Add’l Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interest
Balance, December 31, 2011	$1,461.7	$3.8	$0.6	$666.7	$(136.5)	$912.8	$(99.0)	$113.3
Comprehensive income (loss):
Net income (loss) including non-controlling interest	24.1					22.8		1.3
Foreign currency translation adj.	42.3						39.2	3.1
Gain (loss) defined benefit plan	—						0.1	(0.1)
Unrealized gain (loss) on financial instruments	6.0						5.9	0.1
Comprehensive income (loss)	72.4
Preferred stock dividend	(0.1)					(0.1)
Excess tax benefit from stock compensation	0.1			0.1
Dividends paid to non-controlling interest	(0.6)							(0.6)
Other – Issuance pursuant to restricted stock, stock options and other	3.1			2.1	1.0
Balance, March 30, 2012	$1,536.6	$3.8	$0.6	$668.9	$(135.5)	$935.5	$(53.8)	$117.1

		General Cable Total Equity
	Total Equity	Preferred Stock Amount	Common Stock Amount	Add’l Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interest
Balance, December 31, 2010	$1,567.3	$3.8	$0.6	$652.8	$(74.0)	$847.1	$13.7	$123.3
Comprehensive income (loss):
Net income including noncontrolling interest	34.9					34.1		0.8
Foreign currency translation adj.	41.6						41.8	(0.2)
Gain (loss) defined benefit plan	—						0.4	(0.4)
Unrealized gain (loss) on financial instruments	(14.5)						(14.5)	—
Comprehensive income (loss)	62.0
Preferred stock dividend	(0.1)					(0.1)
Dividends paid to non-controlling interests	—
Excess tax benefit from stock compensation	0.7			0.7
Other – Issuance pursuant to restricted stock, stock options and other	1.0			3.0	(0.7)			(1.3)
Balance, April 1, 2011	$1,630.9	$3.8	$0.6	$656.5	$(74.7)	$881.1	$41.4	$122.2

Tables of Contents

The components of accumulated other comprehensive income (loss) as of March 30, 2012 and December 31, 2011, respectively, consisted of the following (in millions):

	March 30, 2012		December 31, 2011
	Company common shareholders	Non-controlling interest	Company common shareholders	Non-controlling interest
Foreign currency translation adjustment	$23.3	$(15.2)	$(15.9)	$(18.3)
Pension adjustments, net of tax	(62.9)	(3.3)	(63.0)	(3.2)
Change in fair value of derivatives, net of tax	(21.8)	(0.5)	(27.7)	(0.6)
Company deferred stock held in rabbi trust, net of tax	7.3	—	7.3	—
Other	0.3	—	0.3	—
Accumulated other comprehensive income (loss)	$(53.8)	$(19.0)	$(99.0)	$(22.1)
Comprehensive income consists of the following (in millions):

	Three Fiscal Months Ended
	March 30, 2012		April 1, 2011
	Company common shareholders	Non-controlling interest	Company common shareholders	Non-controlling interest
Net income (1)	$22.8	$1.3	$34.1	$0.8
Currency translation gain (loss)	39.2	3.1	41.8	(0.2)
Change in fair value of pension plan benefit, net of tax	0.1	(0.1)	0.4	(0.4)
Change in fair value of derivatives, net of tax	5.9	0.1	(14.5)	—
Comprehensive income (loss)	$68.0	$4.4	$61.8	$0.2

(1)	Net income before preferred stock dividend payments.

The Company maintains a deferred compensation plan (“Deferred Compensation Plan”) under the terms and conditions disclosed in the Company’s 2011 Amended Annual Report on Form 10-K/A. The Company accounts for the Deferred Compensation Plan in accordance with ASC 710 - Compensation–General as it relates to arrangements where amounts earned are held in a rabbi trust. The market value of mutual fund investments, nonvested and subsequently vested stock and restricted stock in the rabbi trust was $36.5 million and $31.9 million as of March 30, 2012 and December 31, 2011, respectively. The market value of the assets held by the rabbi trust, exclusive of the market value of the shares of the Company’s nonvested and subsequently vested restricted stock, restricted stock units held in the deferred compensation plan and Company stock investments by participants’ elections, at March 30, 2012 and December 31, 2011 was $17.1 million and $15.2 million, respectively, and is classified as “other non-current assets” in the condensed consolidated balance sheets. Amounts payable to the plan participants at March 30, 2012 and December 31, 2011, excluding the market value of the shares of the Company’s nonvested and subsequently vested restricted stock and restricted stock units held, were $19.1 million and $16.9 million, respectively, and are classified as “other liabilities” in the condensed consolidated balance sheets.

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

	Three Fiscal Months Ended
(in millions, except per share data)	March 30, 2012	April 1, 2011
Earnings per common share – basic:
Net income for basic EPS computation (1)	$22.7	$34.0
Weighted average shares outstanding for basic EPS computation (2)	49.7	52.1
Earnings per common share – basic (3)	$0.46	$0.65
Earnings per common share – assuming dilution:
Net income attributable to Company common shareholders	$22.7	$34.0
Add: preferred stock dividends, if applicable	0.1	0.1
Net income for diluted EPS computation(1)	$22.8	$34.1
Weighted average shares outstanding including nonvested shares	49.7	52.1
Dilutive effect of convertible notes	—	1.1
Dilutive effect of stock options and restricted stock units	1.0	0.9
Dilutive effect of assumed conversion of preferred stock	0.4	0.4
Weighted average shares outstanding for diluted EPS computation(2)	51.1	54.5
Earnings per common share – assuming dilution	$0.45	$0.63

(1)	Numerator

(2)	Denominator

(3)	Under the two-class method, Earnings per share – basic reflects undistributed Earnings per share for both common stock and unvested share-based payment awards (restricted stock).

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

Tables of Contents

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

Net sales as shown below represent revenue from external customers for each segment. Intersegment sales have been eliminated. For the three months ended March 30, 2012 and April 1, 2011, intersegment sales in North America were immaterial. In Europe and Mediterranean, intersegment sales were $6.2 million and in ROW, intersegment sales were $8.8 million for the three months ended March 30, 2012, respectively. In Europe and Mediterranean, intersegment sales were $5.4 million and in ROW, intersegment sales were $9.4 million for the three months ended April 1, 2011, respectively. The chief operating decision maker evaluates segment performance and allocates resources based on segment operating income. Segment operating income represents income from continuing operations before interest income, interest expense, other income (expense), other financial costs and income tax. Where applicable, “Corporate” generally includes corporate activity, eliminations and assets such as: cash, deferred income taxes, and certain property, including property held for sale, prepaid expenses and other certain current and non-current assets. Summarized financial information for the Company’s reportable segments for the three fiscal months ended March 30, 2012 and April 1, 2011 is as follows:

	Three Fiscal Months Ended
(in millions)	March 30, 2012	April 1, 2011
Net sales:
North America	$541.2	$541.8
Europe and Mediterranean	415.1	423.1
ROW	476.2	482.7
Total	$1,432.5	$1,447.6
Segment Operating Income:
North America	$30.4	$35.5
Europe and Mediterranean	4.5	13.5
ROW	15.8	20.1
Total	$50.7	$69.1

(in millions)	March 30, 2012	December 31, 2011
Total Assets:
North America	$813.6	$791.4
Europe and Mediterranean	1,487.7	1,435.2
ROW	1,884.0	1,861.0
Corporate	$289.0	$235.4
Total	$4,474.3	$4,323.0

Tables of Contents

18.	Commitments and Contingencies
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

Tables of Contents

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
Unconsolidated affiliated companies are those in which the Company generally owns less than 50 percent of the outstanding voting shares. The Company does not control these companies and accounts for its investments in them on the equity basis. The unconsolidated affiliated companies primarily manufacture or market wire and cable products in our ROW segment. The Company’s share of the income of these companies is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) under “Equity in earnings of affiliated companies.” For the three fiscal months ended March 30, 2012, equity in earnings of affiliated companies was immaterial. For the three fiscal months ended April 1, 2011, equity in earnings of affiliated companies was $0.4 million. The net investment in unconsolidated affiliated companies was $18.8 million and $18.6 million as of March 30, 2012 and December 31, 2011, respectively. As of March 30, 2012, the Company’s ownership percentage was as follows: PDTL Trading Company Ltd. 49%, Colada Continua Chilean, S.A. 41%, Minuet Realty Corp. 40%, Nostag GmbH & Co. KG 33%, Pakistan Cables Limited 24.6%, Keystone Electric Wire & Cable Co., Ltd. 20% and Thai Copper Rod Company Ltd. 18%.

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
Liabilities:
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
Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three fiscal months ended March 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$531.3	$901.2	$—	$1,432.5
Intercompany	7.3	—	11.6	(18.9)	—
	7.3	531.3	912.8	(18.9)	1,432.5
Cost of sales	—	465.8	833.8	(11.6)	1,288.0
Gross profit	7.3	65.5	79.0	(7.3)	144.5
Selling, general and administrative expenses	11.7	31.2	58.2	(7.3)	93.8
Operating income	(4.4)	34.3	20.8	—	50.7
Other expense	—	0.4	6.4	—	6.8
Interest income (expense):
Interest expense	(15.8)	(23.1)	(11.2)	25.4	(24.7)
Interest income	22.0	3.2	1.9	(25.4)	1.7
	6.2	(19.9)	(9.3)	—	(23.0)
Income before income taxes	1.8	14.8	17.9	—	34.5
Income tax provision	(0.8)	(7.2)	(2.4)	—	(10.4)
Equity in net income of subsidiaries and affiliated companies	21.8	14.2	—	(36.0)	—
Net income including noncontrolling interest	22.8	21.8	15.5	(36.0)	24.1
Less: preferred stock dividends	0.1	—	—	—	0.1
Less: net income attributable to noncontrolling interest	—	—	1.3	—	1.3
Net income attributable to Company common shareholders	$22.7	$21.8	$14.2	$(36.0)	$22.7
Comprehensive income (loss)	$23.5	$23.6	$61.3	$(36.0)	$72.4

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three fiscal months ended April 1, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$528.4	$919.2	$—	$1,447.6
Intercompany	14.2	—	11.1	(25.3)	—
	14.2	528.4	930.3	(25.3)	1,447.6
Cost of sales	—	458.9	836.8	(11.1)	1,284.6
Gross profit	14.2	69.5	93.5	(14.2)	163.0
Selling, general and administrative expenses	11.3	37.5	59.3	(14.2)	93.9
Operating income	2.9	32.0	34.2	—	69.1
Other income (expense)	—	1.0	6.0	—	7.0
Interest income (expense):
Interest expense	(15.7)	(20.1)	(10.7)	22.5	(24.0)
Interest income	19.5	2.9	2.1	(22.5)	2.0
	3.8	(17.2)	(8.6)	—	(22.0)
Income (loss) before income taxes	6.7	15.8	31.6	—	54.1
Income tax provision	(2.5)	(7.6)	(9.5)	—	(19.6)
Equity in net income of subsidiaries	29.9	21.7	—	(51.2)	0.4
Net income including noncontrolling interest	34.1	29.9	22.1	(51.2)	34.9
Less: preferred stock dividends	0.1	—	—	—	0.1
Less: net income attributable to noncontrolling interest	—	—	0.8	—	0.8
Net income applicable to Company common shareholders	$34.0	$29.9	$21.3	$(51.2)	$34.0
Comprehensive income (loss)	$35.2	$49.2	$28.8	$(51.2)	$62.0

Tables of Contents

Condensed Balance Sheet Information
March 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$0.1	$18.6	$408.4	$—	$427.1
Receivables, net of allowances	—	295.8	887.1	—	1,182.9
Inventories, net	—	459.2	761.5	—	1,220.7
Deferred income taxes	—	23.8	10.0	—	33.8
Prepaid expenses and other	1.8	25.0	77.2	—	104.0
Total current assets	1.9	822.4	2,144.2	—	2,968.5
Property, plant and equipment, net	0.4	182.9	862.7	—	1,046.0
Deferred income taxes	—	1.9	20.5	—	22.4
Intercompany accounts	1,227.4	377.3	39.4	(1,644.1)	—
Investment in subsidiaries	1,164.3	1,404.5	—	(2,568.8)	—
Goodwill	—	0.8	169.8	—	170.6
Intangible assets, net	—	3.3	178.2	—	181.5
Unconsolidated affiliated companies	—	12.8	6.0	—	18.8
Other non-current assets	7.7	25.4	33.4	—	66.5
Total assets	$2,401.7	$2,831.3	$3,454.2	$(4,212.9)	$4,474.3
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$130.0	$807.7	$—	$937.7
Accrued liabilities	8.4	83.9	334.9	—	427.2
Current portion of long-term debt	10.3	—	159.6	—	169.9
Total current liabilities	18.7	213.9	1,302.2	—	1,534.8
Long-term debt	818.7	86.3	39.7	—	944.7
Deferred income taxes	143.7	(16.3)	78.9	—	206.3
Intercompany accounts	—	1,266.8	377.3	(1,644.1)	—
Other liabilities	1.1	116.3	134.5	—	251.9
Total liabilities	982.2	1,667.0	1,932.6	(1,644.1)	2,937.7
Total Company shareholders’ equity	1,419.5	1,164.3	1,404.5	(2,568.8)	1,419.5
Noncontrolling interest	—	—	117.1	—	117.1
Total liabilities and equity	$2,401.7	$2,831.3	$3,454.2	$(4,212.9)	$4,474.3

Tables of Contents

Condensed Balance Sheet Information
December 31, 2011

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$0.1	$12.4	$421.6	$—	$434.1
Receivables, net of allowances	—	247.0	833.9	—	1,080.9
Inventories	—	436.3	749.2	—	1,185.5
Deferred income taxes	—	25.4	17.8	—	43.2
Prepaid expenses and other	1.8	23.5	74.7	—	100.0
Total current assets	1.9	744.6	2,097.2	—	2,843.7
Property, plant and equipment, net	0.4	186.3	837.1	—	1,023.8
Deferred income taxes	—	1.9	14.3	—	16.2
Intercompany accounts	1,210.4	378.4	40.1	(1,628.9)	—
Investment in subsidiaries	1,098.0	1,327.1	—	(2,425.1)	—
Goodwill	—	0.8	167.3	—	168.1
Intangible assets, net	—	3.3	178.3	—	181.6
Unconsolidated affiliated companies	—	12.6	6.0	—	18.6
Other non-current assets	8.2	23.4	39.4	—	71.0
Total assets	$2,318.9	$2,678.4	$3,379.7	$(4,054.0)	$4,323.0
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$100.1	$846.4	$—	$946.5
Accrued liabilities	6.4	102.8	310.8	—	420.0
Current portion of long-term debt	10.1	—	146.2	—	156.3
Total current liabilities	16.5	202.9	1,303.4	—	1,522.8
Long-term debt	813.5	34.9	44.2	—	892.6
Deferred income taxes	139.4	(18.1)	78.7	—	200.0
Intercompany accounts	—	1,250.5	378.4	(1,628.9)	—
Other liabilities	1.1	110.2	134.6	—	245.9
Total liabilities	970.5	1,580.4	1,939.3	(1,628.9)	2,861.3
Total Company shareholders’ equity	1,348.4	1,098.0	1,327.1	(2,425.1)	1,348.4
Noncontrolling interest	—	—	113.3	—	113.3
Total liabilities and equity	$2,318.9	$2,678.4	$3,379.7	$(4,054.0)	$4,323.0

Tables of Contents

Condensed Statement of Cash Flows Information
Three Fiscal Months Ended March 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$11.9	$2.5	$(49.0)	$—	$(34.6)
Cash flows of investing activities:			—
Capital expenditures	—	(7.1)	(28.8)	—	(35.9)
Proceeds from properties sold	—	0.1	4.1	—	4.2
Acquisitions, net of cash acquired	—	—	—	—	—
Other	—	(15.3)	15.3	—	—
Net cash flows of investing activities	—	(22.3)	(9.4)	—	(31.7)
Cash flows of financing activities:
Preferred stock dividends paid	(0.1)	—	—	—	(0.1)
Excess tax benefits from stock-based compensation	0.1	—	—	—	0.1
Intercompany accounts	(12.7)	(35.4)	48.1	—	—
Proceeds from other debt	—	265.4	184.6	—	450.0
Repayments of other debt	—	(214.0)	(184.3)	—	(398.3)
Dividends paid to non-controlling interest	—	—	(0.6)	—	(0.6)
Proceeds from exercise of stock options	0.1	—	—	—	0.1
Net cash flows of financing activities	(12.6)	16.0	47.8	—	51.2
Effect of exchange rate changes on cash and cash equivalents	0.7	10.0	(2.6)	—	8.1
Increase (decrease) in cash and cash equivalents	—	6.2	(13.2)	—	(7.0)
Cash and cash equivalents – beginning of period	0.1	12.4	421.6	—	434.1
Cash and cash equivalents – end of period	$0.1	$18.6	$408.4	$—	$427.1

Tables of Contents

Condensed Statement of Cash Flows Information
Three Fiscal Months Ended April 1, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$10.0	$(52.3)	$(63.3)	$—	$(105.6)
Cash flows of investing activities:
Capital expenditures	(0.2)	(3.9)	(22.5)	—	(26.6)
Proceeds from properties sold	—	—	0.3	—	0.3
Acquisitions, net of cash acquired	—	—	—	—	—
Other	—	(2.2)	2.7	—	0.5
Net cash flows of investing activities	(0.2)	(6.1)	(19.5)	—	(25.8)
Cash flows of financing activities:
Preferred stock dividends paid	(0.1)	—	—	—	(0.1)
Excess tax benefits from stock-based compensation	0.7	—	—	—	0.7
Intercompany accounts	(40.0)	13.5	26.5	—	—
Proceeds from other debt	—	180.4	198.3	—	378.7
Repayments of other debt	—	(131.7)	(149.8)	—	(281.5)
Proceeds from exercise of stock options	0.7	—	—	—	0.7
Net cash flows of financing activities	(38.7)	62.2	75.0	—	98.5
Effect of exchange rate changes on cash and cash equivalents	—	(1.0)	(9.6)	—	(10.6)
Increase (decrease) in cash and cash equivalents	(28.9)	2.8	(17.4)	—	(43.5)
Cash and cash equivalents - beginning of period	29.0	8.0	421.7	—	458.7
Cash and cash equivalents - end of period	$0.1	$10.8	$404.3	$—	$415.2
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

Parent Company transactions include interest, dividend, tax payments and intercompany sales transactions related to administrative costs incurred by the Parent Company, which are billed to Guarantor Subsidiaries on a cost-plus basis. These costs are reported in the Parent’s “Selling, general and administrative expenses” on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the respective period(s). All intercompany transactions are presumed to be settled in cash when they occur and are included in operating activities on the statement of cash flows.

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
For long-term debt related to the Parent Company, refer to Note 9 - Long-Term Debt of the Notes to the Condensed Consolidated Financial Statements.
Commitments and Contingencies
For contingencies and guarantees related to the Parent Company, refer to Note 18 - Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements.

Tables of Contents

22.	Restatement of Condensed Consolidated Financial Statements (Unaudited)
On October 29, 2012, the Company announced that it had identified historical accounting errors relating to inventory. The inventory accounting issues resulted in understated cost of sales and overstated inventory balances for the years ended December 31, 2011, 2010 and 2009. For the years ended December 31, 2011, 2010, 2009, and 2008, for the three months ended March 30, 2012, the six months ended June 29, 2012 and the three months ended April 1, 2011 cost of sales was understated by $17.9 million, $8.3 million, $5.6 million, $7.1 million, $2.7 million, $6.2 million and $4.0 million respectively. As of December 31, 2011, 2010, 2009 and 2008, March 30, 2012 and June 29, 2012 inventory balances were overstated by $40.0 million, $27.0 million, $17.4 million, $8.7 million, $43.7 million, and $43.5 million, respectively.
The Company believes that the inventory accounting issues are, to a significant extent, attributable to a complex theft scheme in Brazil and, to a somewhat lesser extent, accounting errors, primarily in Brazil, affecting work in process and finished goods inventory that were not detected due to a deficient reconciliation process.. In addition, due to accounting errors at one of the Brazilian facilities that occurred prior to the Company's acquisition of PDIC in 2007, the Company overstated inventory in its allocation of the purchase price among assets acquired, resulting in an understatement of goodwill. The understated goodwill and overstated inventory associated with the acquisition of PDIC in the fourth quarter of 2007 is each $3.4 million.
The Company is also restating cost of sales, inventory, property, plant and equipment, accumulated other comprehensive income and retained earnings to correct two additional accounting errors associated with foreign currency adjustments, described below.
The Company incorrectly recorded foreign currency adjustments related to certain intercompany transactions between the Company's U.S. and Canadian subsidiaries in other comprehensive income rather than in other income (expense) in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The Company has corrected this error in the accompanying restated financial statements. As of December 31, 2011 and 2010, accumulated other comprehensive income was overstated, and retained earnings were understated, by $6.5 million before consideration of the related income tax provision of $3.0 million, including foreign currency translation.
The Company also made erroneous foreign currency adjustments related to inventory and property, plant and equipment within the Company's Mexican subsidiary. The Company has corrected this error in the accompanying related financial statements. As of December 31, 2011, 2010 and 2009, inventory was overstated by $3.1 million and property, plant and equipment were overstated by $5.0 million, while retained earnings were understated by $8.1 million, prior to foreign currency translation. In addition, cost of sales is understated for the year ended December 31, 2009 by $8.1 million.
The following discloses each line item that is affected by the restatement of the Company's condensed consolidated financial statements as of March 30, 2012 and December 31, 2011 and for the quarters ended March 30, 2012 and April 1, 2011.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

	Three fiscal months ended March 30, 2012
(in millions, except per share data)	As Previously Reported	Effect of Restatement	Restated
Cost of sales	$1,285.3	$2.7	$1,288.0
Gross profit	147.2	(2.7)	144.5
Operating income	53.4	(2.7)	50.7
Income before income taxes	37.2	(2.7)	34.5
Income tax (provision) benefit	(10.9)	0.5	(10.4)
Net income including noncontrolling interest	26.3	(2.2)	24.1
Net income attributable to Company common shareholders	24.9	(2.2)	22.7
Comprehensive income	76.4	(4.0)	72.4
Earnings per common share - basic	0.50	(0.04)	0.46
Earnings per common share - assuming dilution	0.49	(0.04)	0.45

Tables of Contents

	Three fiscal months ended April 1, 2011
(in millions, except per share data)	As Previously Reported	Effect of Restatement	Restated
Cost of sales	$1,280.6	$4.0	$1,284.6
Gross profit	167.0	(4.0)	163.0
Operating income	73.1	(4.0)	69.1
Income before income taxes	58.1	(4.0)	54.1
Income tax (provision) benefit	(19.4)	(0.2)	(19.6)
Net income including noncontrolling interest	39.1	(4.2)	34.9
Net income attributable to Company common shareholders	38.2	(4.2)	34.0
Comprehensive income	67.7	(5.7)	62.0
Earnings per common share - basic	0.73	(0.08)	0.65
Earnings per common share - assuming dilution	0.70	(0.07)	0.63

Condensed Consolidated Balance Sheets:

	March 30, 2012
(in millions)	As Previously Reported	Effect of Restatement	Restated
Assets
Inventories, net	$1,267.8	$(47.1)	$1,220.7
Deferred income taxes	34.1	(0.3)	33.8
Total current assets	3,015.9	(47.4)	2,968.5
Property, plant and equipment, net	1,051.3	(5.3)	1,046.0
Deferred income taxes	24.8	(2.4)	22.4
Goodwill	167.3	3.3	170.6
Total assets	4,526.1	(51.8)	4,474.3
Liabilities
Deferred income taxes	206.8	(0.5)	206.3
Other liabilities	249.0	2.9	251.9
Total liabilities	2,935.3	2.4	2,937.7
Equity
Retained earnings	984.0	(48.5)	935.5
Accumulated other comprehensive income (loss)	(48.1)	(5.7)	(53.8)
Total Company shareholders' equity	1,473.7	(54.2)	1,419.5
Total equity	1,590.8	(54.2)	1,536.6
Total liabilities and equity	4,526.1	(51.8)	4,474.3

Tables of Contents

	December 31, 2011
(in millions)	As Previously Reported	Effect of Restatement	Restated
Assets
Inventories, net	$1,228.7	$(43.2)	$1,185.5
Deferred income taxes	43.4	(0.2)	43.2
Total current assets	2,887.1	(43.4)	2,843.7
Property, plant and equipment, net	1,028.6	(4.8)	1,023.8
Deferred income taxes	18.6	(2.4)	16.2
Goodwill	164.9	3.2	168.1
Total assets	4,370.4	(47.4)	4,323.0
Liabilities
Other liabilities	243.1	2.8	245.9
Total liabilities	2,858.5	2.8	2,861.3
Equity
Retained earnings	959.1	(46.3)	912.8
Accumulated other comprehensive income (loss)	(95.1)	(3.9)	(99.0)
Total Company shareholders' equity	1,398.6	(50.2)	1,348.4
Total equity	1,511.9	(50.2)	1,461.7
Total liabilities and equity	$4,370.4	$(47.4)	$4,323.0

Condensed Consolidated Statements of Cash Flows:

	Three fiscal months ended March 30, 2012
(in millions)	As Previously Reported	Effect of Restatement	Restated
Net income (loss) including noncontrolling interests	$26.3	$(2.2)	$24.1
Deferred income taxes	10.0	(0.5)	9.5
(Increase) decrease in inventories	(15.9)	2.7	(13.2)

	Three fiscal months ended April 1, 2011
(in millions)	As Previously Reported	Effect of Restatement	Restated
Net income (loss) including noncontrolling interests	$39.1	$(4.2)	$34.9
(Increase) decrease in inventories	(176.8)	4.0	(172.8)
Increase (decrease) in accounts payable, accrued and other liabilities	113.0	0.2	113.2
There was no impact to net cash flows from operating activities as a result of this restatement.
GENERAL CABLE CORPORATION AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All of the financial information presented in this Item 2 has been adjusted to reflect the restatement of our Condensed Consolidated Financial Statements (unaudited) as of and for the three months ended March 30, 2012 and April 1, 2011. Specifically, we have restated our Condensed Consolidated Balance Sheets as of March 30, 2012 and December 31, 2011 and the related Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and Condensed Consolidated Statements of Cash Flows for the three months ended March 30, 2012 and April 1, 2011. The restatement is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 22 - Restatement of Condensed Consolidated Financial Statements (unaudited) which is included in "Condensed Consolidated Financial Statements (unaudited)" in Item 1 of this Form 10-Q/A.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand General Cable Corporation's financial position, changes in financial condition, and results of operations. MD&A is provided as a supplement to the Company's Condensed Consolidated Financial Statements (unaudited) and the accompanying Notes to Condensed Consolidated Financial Statements (unaudited) ("Footnote" or “Notes”) and should be read in conjunction with the Condensed Consolidated Financial Statements (unaudited) and Notes.
Certain statements in this report including, without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures and the Company's or management's beliefs, expectations or opinions, are forward-looking statements, and as such, General Cable desires to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995. The Company's forward-looking statements should be read in conjunction with the Company's comments in this report under the heading, “Disclosure Regarding Forward-Looking Statements.” Actual results may differ materially from those statements as a result of factors, risks and uncertainties over which the Company has no control. Such factors include, but are not limited to, those stated in Item 1A of the Company’s 2011 Amended Annual Report on Form 10-K/A as filed with the SEC on March 1, 2013.
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

The Company's overall financial results discussed in this section of the 2011 Amended Annual Report reflect the above trends.

Results of Operations
The following table sets forth, for the periods indicated, statement of operations data in millions of dollars and as a percentage of net sales. Percentages may not add due to rounding.

	Three Fiscal Months Ended
	March 30, 2012		April 1, 2011
	Amount	%	Amount	%
Net sales	$1,432.5	100.0%	$1,447.6	100.0%
Cost of sales	1,288.0	89.9%	1,284.6	88.7%
Gross profit	144.5	10.1%	163.0	11.3%
Selling, general and administrative expenses	93.8	6.5%	93.9	6.5%
Operating income	50.7	3.5%	69.1	4.8%
Other income (expense)	6.8	0.5%	7.0	0.5%
Interest expense, net	(23.0)	(1.6)%	(22.0)	(1.5)%
Income before income taxes	34.5	2.4%	54.1	3.7%
Income tax (provision) benefit	(10.4)	(0.7)%	(19.6)	(1.4)%
Equity in net earnings of affiliated companies	—	—%	0.4	—%
Net income including non-controlling interest	24.1	1.7%	34.9	2.4%
Less: preferred stock dividends	0.1	—%	0.1	—%
Less: net income attributable non-controlling interest	1.3	0.1%	0.8	0.1%
Net income attributable to Company common shareholders	$22.7	1.6%	$34.0	2.3%
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

Metal-adjusted net sales in the North America segment increased $34.1 million, or 7%. The increase in sales on a metal adjusted basis is due to favorable selling price/product mix of approximately $20.1 million and increased volume of $15.1 million, partially offset by unfavorable foreign currency exchange rate changes on the translation of reported revenues of $1.1 million, primarily related to the Canadian dollar. Volume, as measured by metal pounds sold, increased by 5.2 million pounds, or 7%, in the first quarter of 2012 compared to the first quarter of 2011. The increase in volume is primarily attributable to the electric utility market, specifically metal intensive aerial transmission product shipments.

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
Gross Profit
Gross profit decreased $18.5 million, or 11%, in the first quarter of 2012 from the first quarter of 2011. Gross profit as a percentage of sales was 10% in the first quarter of 2012 and was 11% in the first quarter of 2011. Prior year first quarter gross profit includes the impact of a steadily rising metal price environment in the months leading into the quarter which increased gross profit as compared to the first quarter of 2012.
Selling, General and Administrative Expense
Selling, general and administrative expense (“SG&A”) remained relatively flat in the first quarter of 2012 at $93.8 million from the first quarter of 2011 at $93.9 million. SG&A as a percentage of metal-adjusted net sales was approximately 7% for the first quarters of 2012 and 2011.

Operating Income (Loss)
The following table sets forth operating income (loss) by segment, in millions of dollars.

	Operating Income (Loss) Three Fiscal Months Ended
	March 30, 2012		April 1, 2011
	Amount	%	Amount	%
North America	$30.4	60%	$35.5	51%
Europe and Mediterranean	4.5	9%	13.5	20%
ROW	15.8	31%	20.1	29%
Total operating income (loss)	$50.7	100%	$69.1	100%
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

The decrease in operating income for the ROW segment of $4.3 million was primarily attributable to the positive impact the Company reported in the first quarter of 2011 as selling prices were rising faster than the average cost of metal prices as compared to the first quarter of 2012 as well as an unfavorable product mix in Chile due to higher production of copper rod in the first quarter of 2012 as compared to 2011.
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

The functional currency of the Company’s subsidiary in Venezuela is the U.S. dollar; therefore, gains and losses for transactions at a rate other than the official exchange rate are recorded in the Statement of Operations and Comprehensive Income (Loss). The Company remeasures the financial statements of the Venezuelan subsidiary at the rate in which the Company expects to remit dividends, which is 4.30 Venezuelan Bolivar (“BsF”) per U.S. dollar.

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
Tax Provision
The Company’s effective tax rate for the first quarters of 2012 and 2011 was 30.1% and 36.2%, respectively. The tax rate for the first quarter of 2012 included tax benefits recognized due to statute of limitations expirations for certain income tax exposures.

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
Summary of Cash Flows
Operating cash outflow of $34.6 million in the three months ended March 30, 2012 reflects a net working capital use of $101.9 million as compared to $167.5 million in the three months ended April 1, 2011. In both periods, the Company experienced increased volume and a rise in average metal prices which caused accounts receivable to increase. In 2012, inventory levels were relatively flat during the first quarter thereby having little operating cash flow impact whereas in 2011 there was a significant inventory increase only partially offset by an increase in the corresponding payables. Days sales outstanding and days in inventory were consistent in the three months ended March 30, 2012 and April 1, 2011. Partially offsetting this net working capital use of cash in the three months ended March 30, 2012 was $67.3 million of overall net cash inflows related to net income adjusted for depreciation and amortization, amortization on restricted stock awards, foreign currency loss, deferred income tax income, excess tax benefits from stock based compensation, and convertible debt instruments non cash interest charges.

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

Financing activities generated $51.2 million of cash inflows in the three months ended March 30, 2012. The Company evaluates factors such as future operating cash flow requirements, other cash flow expectations, investment and financing strategic plans and the overall cost of capital to determine the appropriate levels of short and long term debt to maintain. Refer to Item 2 - MD&A - Debt and Other Contractual Obligations (section below) for details.
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

(3)	Represents the current debt discount on the Company’s 1.00% Senior Convertible Notes, 0.875% Convertible Notes and Subordinated Convertible Notes.

(4)	Operating lease commitments are described under Note 18 - Commitments and Contingencies.

(5)	Represents our firm purchase commitments on our forward pricing agreements as disclosed in Note 10 - Financial Instruments.

(6)	Defined benefit pension obligations reflect the Company’s estimates of contributions that will be required in 2012 and future years to meet current law minimum funding requirements.

(7)
Unrecognized tax benefits of $76.1 million have not been reflected in the above table due to the inherent uncertainty as to the amount and timing of settlement, which is contingent upon the occurrence of possible future events, such as examinations and determinations by various tax authorities.

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
Critical Accounting Policies and Estimates
The Company’s significant accounting policies are described in Note 2 - Accounting Standards to the audited annual consolidated financial statements. In the three months ended March 30, 2012, there have been no significant changes to these policies. In the three months ended March 30, 2012, there have been no recent accounting pronouncements that are expected to have a significant effect on the consolidated financial statements.
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

Sales in Venezuela were 4% and 3% of consolidated net sales for the three months ended March 30, 2012 and April 1, 2011, respectively. Operating income in Venezuela was 18% and 11% of consolidated operating income for the three months ended March 30, 2012 and April 1, 2011, respectively. For the three months ended March 30, 2012, Venezuela’s sales and cost of goods sold were approximately 97% and 35% BsF denominated and approximately 3% and 65% U.S. dollar denominated, respectively. For the three months ended April 1, 2011, Venezuela’s sales and cost of goods sold were approximately 91% and 29% BsF denominated and approximately 9% and 71% U.S. dollar denominated, respectively.

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
In connection with the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2012 (the “Initial Form 10-Q”), the Company's CEO and CFO concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at a reasonable assurance level as of March 30, 2012 (the “Evaluation Date.”). Subsequent to the filing of the Initial Form 10-Q and in connection with the restatement discussed elsewhere in this Quarterly Report on Form 10-Q/A, the Company's management identified material weaknesses in the Company's internal control over financial reporting, which are summarized below. As a result of its identification of the material weaknesses, management, under the supervision and with the participation of our CEO and CFO, reevaluated the effectiveness of the Company's disclosure controls and procedures as of the Evaluation Date. Based on that reevaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of the Evaluation Date.

A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following control deficiencies in the processes and procedures related to (i) the computation of cost of sales and balances of finished goods and work-in-process inventory at two facilities located in Brazil within the Company's Rest of World (“ROW”) segment, and (ii) the ROW segment management oversight; these deficiencies, which prevented the timely detection of theft of a substantial quantity of inventory and the detection and internal reporting of accounting issues, collectively constituted a material weakness in inventory controls at Brazil and a material weakness in the controls related to ROW executive management. Notwithstanding the material weaknesses, each of the Company's CEO and CFO has concluded, based on his knowledge, that the consolidated financial statements included in this Quarterly Report on Form 10-Q/A fairly present in all material respects the Company's financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report, in conformity with accounting principles generally accepted in the United States.
Inventory Control Deficiencies in Brazil

•	Access to information technology systems in Brazil was not effectively controlled.

•	Processes and control activities designed to support and reconcile inventory general ledger entries were not effected, were incorrectly applied or were overridden.

•	Physical security controls to protect assets at one of the Brazilian facilities were not sufficient to prevent theft.

Control Deficiencies Related to ROW Executive Management

•
ROW executive management overrode controls, resulting in a delay in the reporting of inventory accounting issues and allegations of theft to the Company's executive management, and set an improper “tone at the top.”

For additional information regarding the restatement and the material weaknesses identified by management, see the Explanatory Note and Note 22 to the Condensed Consolidated Financial Statements (unaudited) included in this report, and Item 9A, “Controls and Procedures” in the Company's Amendment No. 1 on Form 10-K/A ,amending its Annual Report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K/A”).

Changes in Internal Control over Financial Reporting
As disclosed in the Initial Form 10-Q, there were no changes in the Company's internal control over financial reporting, as defined in Rules 13a 15(f) and 15d 15(f) under the Exchange Act, during the fiscal quarter ended March 30,2012, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. However, as a result of management's identification of the material weaknesses described above, the Company instituted a number of actions and designed and is in the process of implementing changes in its internal control over financial reporting. These actions and changes in internal control over financial reporting are described in detail in the Form 10-K/A.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of the date of this filing, there have been no additional material legal proceedings or material developments in the legal proceedings disclosed in the Company’s 2011 Amended Annual Report on Form 10-K/A.
ITEM 1A. RISK FACTORS
For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see (i) the risk factors discussion provided under Part I, Item 1A of the Company’s Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011 and (ii) the “Disclosure Regarding Forward-Looking Statements” included in Part I, Item 2 of this Amended Quarterly Report on Form 10-Q/A.

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

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K (File No. 001-12983) filed on May 14, 2010).
3.3	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K (File No. 001-12983) as filed on May 14, 2010).
*12.1	Computation of Ratio of Earnings to Fixed Charges
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) or 15d – 14
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) or 15d – 14
*32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document(1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

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

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K (File No. 001-12983) filed on May 14, 2010).
3.3	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K (File No. 001-12983) as filed on May 14, 2010).
*12.1	Computation of Ratio of Earnings to Fixed Charges
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) or 15d – 14
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) or 15d – 14
*32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document(1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

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