Form 10-Q/A
period 2012-06-29
GENERAL CABLE CORP /DE/
filed 2013-03-01
CIK 886035

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
INDEX TO QUARTERLY REPORT
ON FORM 10-Q/A

EXPLANATORY NOTE
Restatement of Consolidated Financial Statements

On October 29, 2012, General Cable Corporation (the "Company") announced that it had identified historical accounting errors relating to inventory. The accounting errors understated cost of sales and overstated inventory balances in its previously issued financial statements for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, for the interim periods during those years, for the three months ended March 30, 2012 and for the three and six months ended June 29, 2012.

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

The Audit Committee concluded on October 26, 2012 that the Company's previously issued consolidated financial statements for fiscal years ended December 31, 2011, 2010, and 2009 and the related reports of its independent registered public accounting firm, condensed consolidated financial statements for the interim periods during those years, and the condensed consolidated financial statements as of and for the periods ended March 30, 2012 and June 29, 2012 should no longer be relied upon. After analyzing the size and timing of the inventory accounting issue, the Company determined the inventory accounting errors were material and would require the Company to restate certain of its previously issued financial statements. For the years ended December 31, 2011, 2010, 2009 and 2008, and for the three months ended March 30, 2012 and six months ended June 29, 2012, cost of sales was understated by $17.9 million, $8.3 million, $5.6 million, $7.1 million, $2.7 million and $6.2 million, respectively. As of December 31, 2011, 2010, 2009 and 2008, March 30, 2012 and June 29, 2012, inventory balances were overstated by $40.0 million, $27.0 million, $17.4 million, $8.7 million, $43.7 million, and $43.5 million, respectively. In addition, due to accounting errors at one of the Brazilian facilities that occurred prior to the Company's acquisition of Phelps Dodge International Corporation ("PDIC") in 2007, the Company overstated inventory in its allocation of the purchase price among assets acquired, resulting in an understatement of goodwill. The understated goodwill and overstated inventory associated with the acquisition of PDIC in the fourth quarter of 2007 is each $3.4 million.

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
As more fully described in Note 23 - Restatement of Condensed Consolidated Financial Statements to the accompanying Condensed Consolidated Financial Statements (unaudited), included in this report, the Company has restated its Condensed Consolidated Balance Sheets as of June 29, 2012 and December 31, 2011, and the related Condensed Consolidated Statements of Operations for the three and six months ended June 29, 2012 and July 1, 2011 and Comprehensive Income (Loss) and Condensed Consolidated Statements of Cash Flows for the six months ended June 29, 2012 and July 1, 2011. Selected Financial Data and Management's Discussion and Analysis of Financial Condition and Results of Operations have also been revised to reflect the effects of the restatement. In addition, the unaudited quarterly operating results set forth in this amended quarterly report on Form 10-Q/A have been restated.

The Company is also restating cost of sales, inventory, property, plant and equipment, accumulated other comprehensive income and retained earnings as a result of errors associated with certain foreign currency adjustments. See Note 23 to the Condensed Consolidated Financial Statements (unaudited) for additional information.

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

We have not modified or updated disclosures presented in our Quarterly Report on Form 10-Q for the periods ended June 29, 2012 filed with the Securities and Exchange Commission on August 3, 2012 (the "Original Filing"), except as required to reflect the effects of the restatement and as a result of adoption of FASB guidance on the presentation of comprehensive income. Accordingly, this amended Quarterly Report does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by the restatement and adoption of FASB guidance on the presentation of comprehensive income is unchanged and reflects the disclosures made at the time of the Original Filing. References to this “Quarterly Report on Form 10-Q/A" and this "Amended Quarterly Report on Form 10-Q/A" herein refer to the Original Filing as amended by this Amended Annual Report on Form 10-Q/A. The following items have been amended as a result of the restatement and adoption of FASB guidance:

Part I, Item 1. Condensed Consolidated Financial Statements (Unaudited);
Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations;
Part I, Item 4. Controls and Procedures;
Part II, Item 6. Exhibits

The Company's Chief Executive Officer and Chief Financial Officer are providing currently dated certifications in connection with this Amendment on Form 10-Q/A; the certifications are filed as Exhibits 31.1, 31.2 and 32.1. The Company is also filing an amended Form 10-K for the year ended December 31, 2011 and an amended Form10-Q for the three months ended March 30, 2012.

PART I. FINANCIAL STATEMENTS
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions, except per share data)
(unaudited)

	Three Fiscal Months Ended		Six Fiscal Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	(as restated)(1)	(as restated)(1)	(as restated)(1)	(as restated)(1)
Net sales	$1,478.1	$1,532.2	$2,910.6	$2,979.8
Cost of sales	1,304.6	1,361.9	2,592.6	2,646.5
Gross profit	173.5	170.3	318.0	333.3
Selling, general and administrative expenses	104.4	94.8	198.2	188.7
Operating income	69.1	75.5	119.8	144.6
Other income (expense)	(13.5)	(3.9)	(6.7)	3.1
Interest income (expense):
Interest expense	(25.2)	(23.6)	(49.9)	(47.6)
Interest income	1.6	2.0	3.3	4.0
	(23.6)	(21.6)	(46.6)	(43.6)
Income before income taxes	32.0	50.0	66.5	104.1
Income tax (provision) benefit	(11.5)	(17.2)	(21.9)	(36.8)
Equity in earnings of affiliated companies	0.5	1.0	0.5	1.4
Net income including non-controlling interest	21.0	33.8	45.1	68.7
Less: preferred stock dividends	0.1	0.1	0.2	0.2
Less: net income attributable to non-controlling interest	2.1	0.5	3.4	1.3
Net income attributable to Company common shareholders	$18.8	$33.2	$41.5	$67.2
Comprehensive income (loss)	$(44.6)	$52.2	$27.8	$114.2
Earnings per share
Earnings per common share-basic	$0.38	$0.64	$0.83	$1.29
Weighted average common shares-basic	49.8	52.2	49.8	52.2
Earnings per common share-assuming dilution	$0.37	$0.61	$0.82	$1.23
Weighted average common shares-assuming dilution	51.1	54.9	51.1	54.7
See accompanying Notes to Condensed Consolidated Financial Statements.
(1) See Note 23 - Restatement of Condensed Consolidated Financial Statements (Unaudited)

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	June 29, 2012	December 31, 2011
	(as restated)(1)	(as restated)(1)
Assets
Current assets:
Cash and cash equivalents	$438.8	$434.1
Receivables, net of allowances of $21.3 million at June 29, 2012 and $17.2 million at December 31, 2011	1,213.6	1,080.9
Inventories, net	1,212.9	1,185.5
Deferred income taxes	38.8	43.2
Prepaid expenses and other	105.2	100.0
Total current assets	3,009.3	2,843.7
Property, plant and equipment, net	1,007.1	1,023.8
Deferred income taxes	22.6	16.2
Goodwill	168.0	168.1
Intangible assets, net	179.5	181.6
Unconsolidated affiliated companies	19.0	18.6
Other non-current assets	55.7	71.0
Total assets	$4,461.2	$4,323.0
Liabilities and Total Equity
Current liabilities:
Accounts payable	$969.6	$946.5
Accrued liabilities	390.6	420.0
Current portion of long-term debt	228.7	156.3
Total current liabilities	1,588.9	1,522.8
Long-term debt	918.2	892.6
Deferred income taxes	209.7	200.0
Other liabilities	250.0	245.9
Total liabilities	2,966.8	2,861.3
Commitments and contingencies
Total equity:
Redeemable convertible preferred stock, at redemption value (liquidation preference of $50.00 per share):
June 29, 2012 – 76,002 shares outstanding
December 31, 2011 – 76,002 shares outstanding	3.8	3.8
Common stock, $0.01 par value, issued and outstanding shares:
June 29, 2012– 49,770,887 (net of 8,689,031 treasury shares)
December 31, 2011 – 49,697,763 (net of 8,758,267 treasury shares)	0.6	0.6
Additional paid-in capital	672.4	666.7
Treasury stock	(135.2)	(136.5)
Retained earnings	954.3	912.8
Accumulated other comprehensive income (loss)	(116.6)	(99.0)
Total Company shareholders’ equity	1,379.3	1,348.4
Non-controlling interest	115.1	113.3
Total equity	1,494.4	1,461.7
Total liabilities and equity	$4,461.2	$4,323.0
See accompanying Notes to Condensed Consolidated Financial Statements.
(1) See Note 23 - Restatement of Condensed Consolidated Financial Statements (Unaudited)

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Six Fiscal Months Ended
	June 29, 2012	July 1, 2011
	(as restated)(1)	(as restated)(1)
Cash flows of operating activities:
Net income (loss) including non-controlling interest	$45.1	$68.7
Adjustments to reconcile net income (loss) to net cash flows of operating activities:
Depreciation and amortization	53.7	55.8
Amortization on restricted stock awards	1.4	1.7
Foreign currency exchange (gain) loss	5.8	5.1
Deferred income taxes	7.0	(10.7)
Excess tax (benefits) deficiencies from stock-based compensation	(0.1)	(0.7)
Convertible debt instruments noncash interest charges	10.9	10.2
(Gain) loss on disposal of property	—	(1.9)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in receivables	(146.9)	(164.3)
(Increase) decrease in inventories	(33.7)	(215.5)
(Increase) decrease in other assets	2.0	(14.4)
Increase (decrease) in accounts payable, accrued and other liabilities	37.7	183.5
Net cash flows of operating activities	(17.1)	(82.5)
Cash flows of investing activities:
Capital expenditures	(63.9)	(55.5)
Proceeds from properties sold	4.2	2.8
Acquisitions, net of cash acquired	(7.3)	—
Other	(0.1)	0.8
Net cash flows of investing activities	(67.1)	(51.9)
Cash flows of financing activities:
Preferred stock dividends paid	(0.2)	(0.2)
Excess tax benefits (deficiencies) from stock-based compensation	0.1	0.7
Proceeds from other debt	877.8	871.6
Repayments of other debt	(790.8)	(759.3)
Dividends paid to non-controlling interest	(1.9)	(2.8)
Proceeds from exercise of stock options	0.1	0.7
Net cash flows of financing activities	85.1	110.7
Effect of exchange rate changes on cash and cash equivalents	3.8	(13.0)
Increase (decrease) in cash and cash equivalents	4.7	(36.7)
Cash and cash equivalents – beginning of period	434.1	458.7
Cash and cash equivalents – end of period	$438.8	$422.0
Supplemental Information
Cash paid during the period for:
Income tax payments, net of refunds	$15.2	$18.2
Interest paid	$33.2	$31.3
Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$20.2	$27.1
See accompanying Notes to Condensed Consolidated Financial Statements.
(1) See Note 23 - Restatement of Condensed Consolidated Financial Statements (Unaudited)

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
The Company’s significant accounting policies are described in Note 2 - Accounting Standards to the audited annual consolidated financial statements in the 2011 Form 10-K/A. In the six months ended June 29, 2012, there have been no significant changes to these policies. In the six months ended June 29, 2012, there have been no accounting pronouncements issued that are expected to have a significant effect on the condensed consolidated financial statements. The following accounting pronouncements were adopted and became effective with respect to the Company in 2012 and 2011:

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
General Cable actively seeks to identify key global macroeconomic and geopolitical trends in order to capitalize on expanding markets and new niche markets or exit declining or non-strategic markets in order to achieve better returns. The Company also sets aggressive performance targets for its business and intends to refocus or divest those activities which fail to meet targets or do not fit the Company's long-term strategies. On May18, 2012, General Cable entered into a purchase agreement to acquire Alcan Cable, the wire and cable business of Rio Tinto plc ("Rio Tinto"). The purchase price is $185 million, subject to adjustments primarily related to working capital levels at closing as provided in the purchase agreement. The closing of the acquisition of the North American business is conditioned upon receipt of necessary regulatory approvals, which have been received. The Company has made the necessary regulatory filings in the People's Republic of China and that review process is ongoing. General Cable expects to use its recently amended asset-based Revolving Credit Facility ("Revolving Credit Facility") to principally fund the transaction (see Note 22 - Subsequent Events). On June 4, 2012, the Company entered into a purchase agreement to acquire a majority interest (60%) in Procables S.A. for total consideration of $45 million, subject to adjustments primarily related to working capital levels at closing as provided in the purchase agreement. The acquisition is subject to receipt of regulatory approval, which has been received. The Company completed an acquisition in Brazil in the three months ended June 29, 2012. The results of operations of the acquired business have been included in the condensed consolidated financial statements since the date of acquisition, and have been determined to be immaterial for disclosure purposes.

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

(in millions)	June 29, 2012	December 31, 2011
Raw materials	$317.9	$293.8
Work in process	200.2	193.3
Finished goods	694.8	698.4
Total	$1,212.9	$1,185.5

6.	Property, Plant and Equipment
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

Property, plant and equipment consisted of the following (in millions):

	June 29, 2012	December 31, 2011
Land	$111.0	$110.5
Buildings and leasehold improvements	302.7	302.2
Machinery, equipment and office furnishings	1,084.2	1,051.6
Construction in progress	83.0	95.3
Total – gross book value	1,580.9	1,559.6
Less accumulated depreciation	(573.8)	(535.8)
Total – net book value	$1,007.1	$1,023.8
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

The amounts of goodwill and indefinite-lived intangible assets were as follows in millions of dollars:

	Goodwill				Indefinite-Lived Assets – Trade Names
	North America	Europe and Mediterranean	ROW	Total	North America	Europe and Mediterranean	ROW	Total
Balance, December 31, 2011	$2.3	$2.3	$163.5	$168.1	$2.4	$0.5	$132.3	$135.2
Acquisitions	—	—	—	—	—	—	—	—
Currency translation and other adjustments	—	—	(0.1)	(0.1)	—	—	0.3	0.3
Balance, June 29, 2012	$2.3	$2.3	$163.4	$168.0	$2.4	$0.5	$132.6	$135.5
The amounts of other intangible assets for customer relationships were as follows in millions of dollars:

	June 29, 2012	December 31, 2011
Amortized intangible assets:
Customer relationships	$111.4	$108.3
Accumulated amortization	(67.3)	(61.8)
Foreign currency translation adjustment	(0.1)	(0.1)
Amortized intangible assets, net	$44.0	$46.4
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
During the second quarter of 2012, the Company accrued approximately $2.7 million of income tax expense for uncertain tax positions likely to be taken in the current year and for interest and penalties on tax positions taken in prior periods, all of which would have a favorable impact on the effective tax rate, if recognized. The Company recognized a tax benefit of $2.2 million (including penalties and interest) in the second quarter of 2012 due primarily to the expiration of statute of limitations for certain tax exposures.

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
Condensed consolidated statements of changes in total equity are presented below for the six months ended June 29, 2012 and July 1, 2011 (in millions):

		General Cable Total Equity
	Total Equity	Preferred Stock Amount	Common Stock Amount	Add’l Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-Controlling Interest
Balance, December 31, 2011	$1,461.7	$3.8	$0.6	$666.7	$(136.5)	$912.8	$(99.0)	$113.3
Comprehensive income (loss):
Net income (loss) including non-controlling interest	45.1					41.7		3.4
Foreign currency translation adj.	(17.8)						(18.0)	0.2
Gain (loss) defined benefit plan	(2.1)						(2.1)
Unrealized gain (loss) on financial instruments	2.6						2.5	0.1
Comprehensive income (loss)	27.8
Preferred stock dividend	(0.2)					(0.2)
Excess tax benefit from stock compensation	0.1			0.1
Dividends paid to non-controlling interest	(1.9)							(1.9)
Other – issuance pursuant to restricted stock, stock options and other	6.9			5.6	1.3
Balance, June 29, 2012	$1,494.4	$3.8	$0.6	$672.4	$(135.2)	$954.3	$(116.6)	$115.1

Tables of Contents

		General Cable Total Equity
	Total Equity	Preferred Stock Amount	Common Stock Amount	Add’l Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-Controlling Interest
Balance, December 31, 2010	$1,567.3	$3.8	$0.6	$652.8	$(74.0)	$847.1	$13.7	$123.3
Comprehensive income (loss):
Net income including noncontrolling interest	68.7					67.4		1.3
Foreign currency translation adj.	65.5						64.2	1.3
Gain (loss) defined benefit plan	—						0.7	(0.7)
Unrealized gain (loss) on financial instruments	(20.0)						(20.0)	—
Comprehensive income (loss)	114.2
Preferred stock dividend	(0.2)					(0.2)
Excess tax benefit from stock compensation	0.7			0.7
Dividends paid to non-controlling interest	(2.8)							(2.8)
Other – issuance pursuant to restricted stock, stock options and other	4.0			6.0	(0.7)			(1.3)
Balance, July 1, 2011	$1,683.2	$3.8	$0.6	$659.5	$(74.7)	$914.3	$58.6	$121.1
The components of accumulated other comprehensive income (loss) as of June 29, 2012 and December 31, 2011, respectively, consisted of the following (in millions):

	June 29, 2012		December 31, 2011
	Company Common Shareholders	Non-Controlling Interest	Company Common Shareholders	Non-Controlling Interest
Foreign currency translation adjustment	$(33.9)	$(18.1)	$(15.9)	$(18.3)
Change in fair value of pension benefit obligation, net of tax	(65.1)	(3.2)	(63.0)	(3.2)
Change in fair value of derivatives, net of tax	(25.2)	(0.5)	(27.7)	(0.6)
Company deferred stock held in rabbi trust, net of tax	7.3	—	7.3	—
Other	0.3	—	0.3	—
Accumulated other comprehensive income (loss)	$(116.6)	$(21.8)	$(99.0)	$(22.1)
Comprehensive income consists of the following (in millions):

	Three Fiscal Months Ended
	June 29, 2012		July 1, 2011
	Company Common Shareholders	Non-Controlling Interest	Company Common Shareholders	Non-Controlling Interest
Net income (1)	$18.9	$2.1	$33.3	$0.5
Currency translation gain (loss)	(57.2)	(2.9)	22.4	1.5
Change in fair value of pension benefit obligation, net of tax	(2.2)	0.1	0.3	(0.3)
Change in fair value of derivatives, net of tax	(3.4)	—	(5.5)	—
Comprehensive income (loss)	$(43.9)	$(0.7)	$50.5	$1.7

(1)	Net income before preferred stock dividend payments.

Tables of Contents

	Six Fiscal Months Ended
	June 29, 2012		July 1, 2011
	Company Common Shareholders	Non-Controlling Interest	Company Common Shareholders	Non-Controlling Interest
Net income (1)	$41.7	$3.4	$67.4	$1.3
Currency translation gain (loss)	(18.0)	0.2	64.2	1.3
Change in fair value of pension benefit obligation, net of tax	(2.1)	—	0.7	(0.7)
Change in fair value of derivatives, net of tax	2.5	0.1	(20.0)	—
Comprehensive income (loss)	$24.1	$3.7	$112.3	$1.9

(1)	Net income before preferred stock dividend payments.
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

	Three Fiscal Months Ended		Six Fiscal Months Ended
(in millions, except per share data)	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Earnings per common share – basic:
Net income for basic EPS computation (1)	$18.8	$33.2	$41.5	$67.2
Weighted average shares outstanding for basic EPS computation (2)	49.8	52.2	49.8	52.2
Earnings per common share – basic (3)	$0.38	$0.64	$0.83	$1.29
Earnings per common share – assuming dilution:
Net income attributable to Company common shareholders	$18.8	$33.2	$41.5	$67.2
Add: preferred stock dividends, if applicable	0.1	0.1	0.2	0.2
Net income for diluted EPS computation (1)	$18.9	$33.3	$41.7	$67.4
Weighted average shares outstanding including nonvested shares	49.8	52.2	49.8	52.2
Dilutive effect of convertible notes	—	1.4	—	1.2
Dilutive effect of stock options and restricted stock units	0.9	0.9	0.9	0.9
Dilutive effect of assumed conversion of preferred stock	0.4	0.4	0.4	0.4
Weighted average shares outstanding for diluted EPS computation (2)	51.1	54.9	51.1	54.7
Earnings per common share – assuming dilution	$0.37	$0.61	$0.82	$1.23

(1)	Numerator

(2)	Denominator

(3)	Under the two-class method, earnings per share – basic reflects undistributed earnings per share for both common stock and unvested share-based payment awards (restricted stock).

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

	Three Fiscal Months Ended		Six Fiscal Months Ended
(in millions)	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Net Sales:
North America	$548.0	$566.4	$1,089.2	$1,108.2
Europe and Mediterranean	444.8	469.2	859.9	892.3
ROW	485.3	496.6	961.5	979.3
Total	$1,478.1	$1,532.2	$2,910.6	$2,979.8
Segment Operating Income:
North America	$36.6	$41.3	$67.0	$76.8
Europe and Mediterranean	8.7	12.4	13.2	25.9
ROW	23.8	21.8	39.6	41.9
Total	$69.1	$75.5	$119.8	$144.6

(in millions)	June 29, 2012	December 31, 2011
Total Assets:
North America	$1,087.5	$1,026.8
Europe and Mediterranean	1,447.8	1,435.2
ROW	1,925.9	1,861.0
Total	$4,461.2	$4,323.0

18.	Commitments and Contingencies
Certain present and former operating sites, or portions thereof, currently or previously owned or leased by current or former operating units are the subject of investigations, monitoring or remediation under the United States Federal Comprehensive

Tables of Contents

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

Tables of Contents

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

Tables of Contents

not perform under the contract. See “Liquidity and Capital Resources” within Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations for excess availability under the Company’s various credit borrowings.

19.	Unconsolidated Affiliated Companies
Unconsolidated affiliated companies are those in which the Company generally owns less than 50 percent of the outstanding voting shares. The Company does not control these companies and accounts for its investments in them on the equity basis. The unconsolidated affiliated companies primarily manufacture or market wire and cable products in the ROW segment. The Company’s share of the income of these companies is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) under “Equity in earnings of affiliated companies.” For the three and six fiscal months ended June 29, 2012, equity in earnings of affiliated companies was $0.5 million and $0.5 million respectively. For the three and six fiscal months ended July 1, 2011, equity in earnings of affiliated companies was $1.0 million and $1.4 million, respectively. The net investment in unconsolidated affiliated companies was $19.0 million and $18.6 million as of June 29, 2012 and December 31, 2011, respectively. As of June 29, 2012, the Company’s ownership percentage was as follows: PDTL Trading Company Ltd. 49%, Colada Continua Chilean, S.A. 41%, Minuet Realty Corp. 40%, Nostag GmbH & Co. KG 33%, Pakistan Cables Limited 24.6%, Keystone Electric Wire & Cable Co., Ltd. 20% and Thai Copper Rod Company Ltd. 18%.

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

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three Fiscal Months Ended June 29, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$535.5	$942.6	$—	$1,478.1
Intercompany	21.6	—	11.5	(33.1)	—
	21.6	535.5	954.1	(33.1)	1,478.1
Cost of sales	—	462.5	853.6	(11.5)	1,304.6
Gross profit	21.6	73.0	100.5	(21.6)	173.5
Selling, general and administrative expenses	11.4	40.4	74.2	(21.6)	104.4
Operating income	10.2	32.6	26.3	—	69.1
Other income (expense)	—	(1.2)	(12.3)	—	(13.5)
Interest income (expense):
Interest expense	(16.1)	(22.8)	(11.6)	25.3	(25.2)
Interest income	21.9	3.1	1.9	(25.3)	1.6
	5.8	(19.7)	(9.7)	—	(23.6)
Income before income taxes	16.0	11.7	4.3	—	32.0
Income tax (provision) benefit	(5.6)	(3.7)	(2.2)	—	(11.5)
Equity in net income of subsidiaries and affiliated companies	8.5	0.5	—	(8.5)	0.5
Net income including non-controlling interest	18.9	8.5	2.1	(8.5)	21.0
Less: preferred stock dividends	0.1	—	—	—	0.1
Less: net income attributable to non-controlling interest	—	—	2.1	—	2.1
Net income attributable to Company common shareholders	$18.8	$8.5	$—	$(8.5)	$18.8
Comprehensive income (loss)	$18.4	$1.9	$(56.4)	$(8.5)	$(44.6)

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Six Fiscal Months Ended June 29, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,066.8	$1,843.8	$—	$2,910.6
Intercompany	28.9	—	23.1	(52.0)	—
	28.9	1,066.8	1,866.9	(52.0)	2,910.6
Cost of sales	—	928.3	1,687.4	(23.1)	2,592.6
Gross profit	28.9	138.5	179.5	(28.9)	318.0
Selling, general and administrative expenses	23.1	71.6	132.4	(28.9)	198.2
Operating income	5.8	66.9	47.1	—	119.8
Other income (expense)	—	(0.8)	(5.9)	—	(6.7)
Interest income (expense):
Interest expense	(31.9)	(45.9)	(22.8)	50.7	(49.9)
Interest income	43.9	6.3	3.8	(50.7)	3.3
	12.0	(39.6)	(19.0)	—	(46.6)
Income (loss) before income taxes	17.8	26.5	22.2	—	66.5
Income tax (provision) benefit	(6.4)	(10.9)	(4.6)	—	(21.9)
Equity in net income of subsidiaries	30.3	14.7	—	(44.5)	0.5
Net income including non-controlling interest	41.7	30.3	17.6	(44.5)	45.1
Less: preferred stock dividends	0.2	—	—	—	0.2
Less: net income attributable to non-controlling interest	—	—	3.4	—	3.4
Net income applicable to Company common shareholders	$41.5	$30.3	$14.2	$(44.5)	$41.5
Comprehensive income (loss)	$41.9	$25.5	$4.9	$(44.5)	$27.8

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three Fiscal Months Ended July 1, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$554.0	$978.2	$—	$1,532.2
Intercompany	13.6	—	11.9	(25.5)	—
	13.6	554.0	990.1	(25.5)	1,532.2
Cost of sales	—	479.8	894.0	(11.9)	1,361.9
Gross profit	13.6	74.2	96.1	(13.6)	170.3
Selling, general and administrative expenses	10.7	36.6	61.1	(13.6)	94.8
Operating income	2.9	37.6	35.0	—	75.5
Other income (expense)	—	(0.4)	(3.5)	—	(3.9)
Interest income (expense):
Interest expense	(15.6)	(17.9)	(10.6)	20.5	(23.6)
Interest income	17.3	3.1	2.1	(20.5)	2.0
	1.7	(14.8)	(8.5)	—	(21.6)
Income (loss) before income taxes	4.6	22.4	23.0	—	50.0
Income tax (provision) benefit	(1.7)	(10.6)	(4.9)	—	(17.2)
Equity in net income of subsidiaries	30.4	18.6	—	(48.0)	1.0
Net income including non-controlling interest	33.3	30.4	18.1	(48.0)	33.8
Less: preferred stock dividends	0.1	—	—	—	0.1
Less: net income attributable to non-controlling interest	—	—	0.5	—	0.5
Net income applicable to Company common shareholders	$33.2	$30.4	$17.6	$(48.0)	$33.2
Comprehensive income (loss)	$33.5	$34.4	$32.3	$(48.0)	$52.2

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Six Fiscal Months Ended July 1, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,082.4	$1,897.4	$—	$2,979.8
Intercompany	27.8	—	23.0	(50.8)	—
	27.8	1,082.4	1,920.4	(50.8)	2,979.8
Cost of sales	—	938.7	1,730.8	(23.0)	2,646.5
Gross profit	27.8	143.7	189.6	(27.8)	333.3
Selling, general and administrative expenses	22.0	74.1	120.4	(27.8)	188.7
Operating income	5.8	69.6	69.2	—	144.6
Other income (expense)	—	0.6	2.5	—	3.1
Interest income (expense):
Interest expense	(31.3)	(38.0)	(21.3)	43.0	(47.6)
Interest income	36.8	6.0	4.2	(43.0)	4.0
	5.5	(32.0)	(17.1)	—	(43.6)
Income (loss) before income taxes	11.3	38.2	54.6	—	104.1
Income tax (provision) benefit	(4.2)	(18.2)	(14.4)	—	(36.8)
Equity in net income of subsidiaries	60.3	40.3	—	(99.2)	1.4
Net income including non-controlling interest	67.4	60.3	40.2	(99.2)	68.7
Less: preferred stock dividends	0.2	—	—	—	0.2
Less: net income attributable to non-controlling interest	—	—	1.3	—	1.3
Net income applicable to Company common shareholders	$67.2	$60.3	$38.9	$(99.2)	$67.2
Comprehensive income (loss)	$68.7	$83.6	$61.1	$(99.2)	$114.2

Tables of Contents

Condensed Balance Sheets Information
June 29, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$0.1	$10.2	$428.5	$—	$438.8
Receivables, net of allowances	—	306.6	907.0	—	1,213.6
Inventories, net	—	448.0	764.9	—	1,212.9
Deferred income taxes	—	25.8	13.0	—	38.8
Prepaid expenses and other	1.8	19.8	83.6	—	105.2
Total current assets	1.9	810.4	2,197.0	—	3,009.3
Property, plant and equipment, net	0.3	180.1	826.7	—	1,007.1
Deferred income taxes	—	2.0	20.6	—	22.6
Intercompany accounts	1,249.1	373.0	38.8	(1,660.9)	—
Investment in subsidiaries	1,110.5	1,357.3	—	(2,467.8)	—
Goodwill	—	0.8	167.2	—	168.0
Intangible assets, net	—	3.2	176.3	—	179.5
Unconsolidated affiliated companies	—	13.1	5.9	—	19.0
Other non-current assets	7.3	23.6	24.8	—	55.7
Total assets	$2,369.1	$2,763.5	$3,457.3	$(4,128.7)	$4,461.2
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$106.9	$862.7	$—	$969.6
Accrued liabilities	6.2	96.4	288.0	—	390.6
Current portion of long-term debt	10.4	—	218.3	—	228.7
Total current liabilities	16.6	203.3	1,369.0	—	1,588.9
Long-term debt	824.1	61.3	32.8	—	918.2
Deferred income taxes	148.0	(13.5)	75.2	—	209.7
Intercompany accounts	—	1,287.9	373.0	(1,660.9)	—
Other liabilities	1.1	114.0	134.9	—	250.0
Total liabilities	989.8	1,653.0	1,984.9	(1,660.9)	2,966.8
Total Company shareholders’ equity	1,379.3	1,110.5	1,357.3	(2,467.8)	1,379.3
Non-controlling interest	—	—	115.1	—	115.1
Total liabilities and equity	$2,369.1	$2,763.5	$3,457.3	$(4,128.7)	$4,461.2

Tables of Contents

Condensed Balance Sheets Information
December 31, 2011

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$0.1	$12.4	$421.6	$—	$434.1
Receivables, net of allowances	—	247.0	833.9	—	1,080.9
Inventories	—	436.3	749.2	—	1,185.5
Deferred income taxes	—	25.4	17.8	—	43.2
Prepaid expenses and other	1.8	23.5	74.7	—	100.0
Total current assets	1.9	744.6	2,097.2	—	2,843.7
Property, plant and equipment, net	0.4	186.3	837.1	—	1,023.8
Deferred income taxes	—	1.9	14.3	—	16.2
Intercompany accounts	1,210.4	378.4	40.1	(1,628.9)	—
Investment in subsidiaries	1,098.0	1,327.1	—	(2,425.1)	—
Goodwill	—	0.8	167.3	—	168.1
Intangible assets, net	—	3.3	178.3	—	181.6
Unconsolidated affiliated companies	—	12.6	6.0	—	18.6
Other non-current assets	8.2	23.4	39.4	—	71.0
Total assets	$2,318.9	$2,678.4	$3,379.7	$(4,054.0)	$4,323.0
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$100.1	$846.4	$—	$946.5
Accrued liabilities	6.4	102.8	310.8	—	420.0
Current portion of long-term debt	10.1	—	146.2	—	156.3
Total current liabilities	16.5	202.9	1,303.4	—	1,522.8
Long-term debt	813.5	34.9	44.2	—	892.6
Deferred income taxes	139.4	(18.1)	78.7	—	200.0
Intercompany accounts	—	1,250.5	378.4	(1,628.9)	—
Other liabilities	1.1	110.2	134.6	—	245.9
Total liabilities	970.5	1,580.4	1,939.3	(1,628.9)	2,861.3
Total Company shareholders’ equity	1,348.4	1,098.0	1,327.1	(2,425.1)	1,348.4
Non-controlling interest	—	—	113.3	—	113.3
Total liabilities and equity	$2,318.9	$2,678.4	$3,379.7	$(4,054.0)	$4,323.0

Tables of Contents

Condensed Statements of Cash Flows Information
Six Fiscal Months Ended June 29, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$33.1	$(42.6)	$(7.6)	$—	$(17.1)
Cash flows of investing activities:
Capital expenditures	—	(12.1)	(51.8)	—	(63.9)
Proceeds from properties sold	—	—	4.2	—	4.2
Acquisitions, net of cash acquired	—	—	(7.3)	—	(7.3)
Other	—	(13.6)	13.5	—	(0.1)
Net cash flows of investing activities	—	(25.7)	(41.4)	—	(67.1)
Cash flows of financing activities:
Preferred stock dividends paid	(0.2)	—	—	—	(0.2)
Excess tax benefits from stock-based compensation	0.1	—	—	—	0.1
Intercompany accounts	(33.2)	44.5	(11.3)	—	—
Proceeds from other debt	—	466.3	411.5	—	877.8
Repayments of other debt	—	(439.9)	(350.9)	—	(790.8)
Dividends paid to non-controlling interest	—	—	(1.9)	—	(1.9)
Proceeds from exercise of stock options	0.1	—	—	—	0.1
Net cash flows of financing activities	(33.2)	70.9	47.4	—	85.1
Effect of exchange rate changes on cash and cash equivalents	0.1	(4.8)	8.5	—	3.8
Increase (decrease) in cash and cash equivalents	—	(2.2)	6.9	—	4.7
Cash and cash equivalents – beginning of period	0.1	12.4	421.6	—	434.1
Cash and cash equivalents – end of period	$0.1	$10.2	$428.5	$—	$438.8

Tables of Contents

Condensed Statements of Cash Flows Information
Six Fiscal Months Ended July 1, 2011

	Parent		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations		Total
Net cash flows of operating activities	$19.3		$(20.1)		$(81.7)		$—		$(82.5)
Cash flows of investing activities:
Capital expenditures	(0.2)		(9.2)		(46.1)		—		(55.5)
Proceeds from properties sold	—		0.1		2.7		—		2.8
Acquisitions, net of cash acquired	—		—		—		—		—
Other	—		(16.8)		17.6		—		0.8
Net cash flows of investing activities	(0.2)		(25.9)		(25.8)		—		(51.9)
Cash flows of financing activities:
Preferred stock dividends paid	(0.2)		—		—		—		(0.2)
Excess tax benefits from stock-based compensation	0.7		—		—		—		0.7
Intercompany accounts	(49.2)		3.6		45.6		—		—
Proceeds from other debt	—	Proceeds from other debt	484.6	Proceeds from other debt	387.0	Proceeds from other debt	—	Proceeds from other debt	871.6
Repayments of other debt	—		(442.5)		(316.8)		—		(759.3)
Dividends paid to non-controlling interests	—		—		(2.8)		—		(2.8)
Proceeds from exercise of stock options	0.7		—		—		—		0.7
Net cash flows of financing activities	(48.0)		45.7		113.0		—		110.7
Effect of exchange rate changes on cash and cash equivalents	—		0.2		(13.2)		—		(13.0)
Increase (decrease) in cash and cash equivalents	(28.9)		(0.1)		(7.7)		—		(36.7)
Cash and cash equivalents - beginning of period	29.0		8.0		421.7		—		458.7
Cash and cash equivalents - end of period	$0.1		$7.9		$414.0		$—		$422.0
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

22.     Subsequent Events
On August 1, 2012, the Company entered into Amendment No. 1 to its Revolving Credit Facility (the “Amendment”). The Amendment provides for, among other things, an increase in the committed revolving credit line to $600 million effective August 1, increasing again up to $700 million upon the closing of the acquisition of the North America business of Alcan Cable. The closing of the acquisition of the North America business is conditioned upon receipt of necessary regulatory approvals, which have been received. In addition, the Amendment extends the maturity date of the Revolving Credit Facility to July 2017. All other principal terms of the amended Revolving Credit Facility remain the same (see Note 9 - Long-Term Debt). The amended Revolving Credit Facility will be used for working capital and general corporate purposes and to provide financing for the acquisition of the Alcan Cable business.

23.	Restatement of Condensed Consolidated Financial Statements (Unaudited)
On October 29, 2012, the Company announced that it had identified historical accounting errors relating to inventory. The inventory accounting issues resulted in understated cost of sales and overstated inventory balances for the years ended December 31, 2011, 2010 and 2009. For the years ended December 31, 2011, 2010, 2009, and 2008, for the three months ended March 30, 2012 and six months ended June 29, 2012 and for the three and six months ended July 1, 2011 cost of sales was understated by $17.9 million, $8.3 million, $5.6 million, $7.1 million, $2.7 million , $6.2 million, $4.3 million and $8.3 million respectively. As of December 31, 2011, 2010, 2009 and 2008, March 30, 2012 and June 29, 2012 inventory balances were overstated by $40.0 million, $27.0 million, $17.4 million, $8.7 million, $43.7 million, and $43.5 million, respectively.
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
The following discloses each line item that is affected by the restatement of the Company's condensed consolidated financial statements as of June 29, 2012 and December 31, 2011 and for the three and six months ended June 29, 2012 and July 1, 2011.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

	Three Fiscal Months Ended June 29, 2012
(in millions, except per share data)	As Previously Reported	Effect of Restatement	Restated
Cost of sales	$1,301.1	$3.5	$1,304.6
Gross profit	177.0	(3.5)	173.5
Operating income	72.6	(3.5)	69.1
Income before income taxes	35.5	(3.5)	32.0
Income tax (provision) benefit	(12.0)	0.5	(11.5)
Net income including noncontrolling interest	24.0	(3.0)	21.0
Net income attributable to Company common shareholders	21.8	(3.0)	18.8
Comprehensive income (loss)	(45.7)	1.1	(44.6)
Earnings per common share - basic	0.44	(0.06)	0.38
Earnings per common share - assuming dilution	0.43	(0.06)	0.37

	Three Fiscal Months Ended July 1, 2011
(in millions, except per share data)	As Previously Reported	Effect of Restatement	Restated
Cost of sales	$1,357.6	$4.3	$1,361.9
Gross profit	174.6	(4.3)	170.3
Operating income	79.8	(4.3)	75.5
Income before income taxes	54.3	(4.3)	50.0
Income tax (provision) benefit	(17.2)	—	(17.2)
Net income including noncontrolling interest	38.1	(4.3)	33.8
Net income attributable to Company common shareholders	37.5	(4.3)	33.2
Comprehensive income (loss)	57.5	(5.3)	52.2
Earnings per common share - basic	0.72	(0.08)	0.64
Earnings per common share - assuming dilution	0.68	(0.07)	0.61

	Six Fiscal Months Ended June 29, 2012
(in millions, except per share data)	As Previously Reported	Effect of Restatement	Restated
Cost of sales	$2,586.4	$6.2	$2,592.6
Gross profit	324.2	(6.2)	318.0
Operating income	126.0	(6.2)	119.8
Income before income taxes	72.7	(6.2)	66.5
Income tax (provision) benefit	(22.9)	1.0	(21.9)
Net income including noncontrolling interest	50.3	(5.2)	45.1
Net income attributable to Company common shareholders	46.7	(5.2)	41.5
Comprehensive income (loss)	30.7	(2.9)	27.8
Earnings per common share - basic	0.94	(0.11)	0.83
Earnings per common share - assuming dilution	0.92	(0.10)	0.82

	Six Fiscal Months Ended July 1, 2011
(in millions, except per share data)	As Previously Reported	Effect of Restatement	Restated
Cost of sales	$2,638.2	$8.3	$2,646.5
Gross profit	341.6	(8.3)	333.3
Operating income	152.9	(8.3)	144.6
Income before income taxes	112.4	(8.3)	104.1
Income tax (provision) benefit	(36.6)	(0.2)	(36.8)
Net income including noncontrolling interest	77.2	(8.5)	68.7
Net income attributable to Company common shareholders	75.7	(8.5)	67.2
Comprehensive income (loss)	125.2	(11.0)	114.2
Earnings per common share - basic	1.45	(0.16)	1.29
Earnings per common share - assuming dilution	1.39	(0.16)	1.23

Condensed Consolidated Balance Sheets:

	June 29, 2012
(in millions)	As Previously Reported	Effect of Restatement	Restated
Assets
Inventories, net	$1,259.6	$(46.7)	$1,212.9
Deferred income taxes	39.0	(0.2)	38.8
Prepaid expenses and other	105.2	—	105.2
Total current assets	3,056.2	(46.9)	3,009.3
Property, plant and equipment, net	1,012.2	(5.1)	1,007.1
Deferred income taxes	24.9	(2.3)	22.6
Goodwill	165.0	3.0	168.0
Total assets	4,512.5	(51.3)	4,461.2
Liabilities
Deferred income taxes	210.7	(1.0)	209.7
Other liabilities	247.2	2.8	250.0
Total Liabilities	2,965.0	1.8	2,966.8
Equity
Retained earnings	1,005.8	(51.5)	954.3
Accumulated other comprehensive income (loss)	(115.0)	(1.6)	(116.6)
Total Company shareholders' equity	1,432.4	(53.1)	1,379.3
Total equity	1,547.5	(53.1)	1,494.4
Total liabilities and equity	4,512.5	(51.3)	4,461.2

	December 31, 2011
(in millions)	As Previously Reported	Effect of Restatement	Restated
Assets
Inventories, net	$1,228.7	$(43.2)	$1,185.5
Deferred income taxes	43.4	(0.2)	43.2
Total current assets	2,887.1	(43.4)	2,843.7
Property, plant and equipment, net	1,028.6	(4.8)	1,023.8
Deferred income taxes	18.6	(2.4)	16.2
Goodwill	164.9	3.2	168.1
Total assets	4,370.4	(47.4)	4,323.0
Liabilities
Other liabilities	243.1	2.8	245.9
Total Liabilities	2,858.5	2.8	2,861.3
Equity
Retained earnings	959.1	(46.3)	912.8
Accumulated other comprehensive income (loss)	(95.1)	(3.9)	(99.0)
Total Company shareholders' equity	1,398.6	(50.2)	1,348.4
Total equity	1,511.9	(50.2)	1,461.7
Total liabilities and equity	4,370.4	(47.4)	4,323.0

Condensed Consolidated Statements of Cash Flows:

	Six Fiscal Months Ended June 29, 2012
(in millions)	As Previously Reported	Effect of Restatement	Restated
Net income (loss) including noncontrolling interests	$50.3	$(5.2)	$45.1
Deferred income taxes	8.0	(1.0)	7.0
(Increase) decrease in inventories	(39.9)	6.2	(33.7)

	Six Fiscal Months Ended July 1, 2011
(in millions)	As Previously Reported	Effect of Restatement	Restated
Net income (loss) including noncontrolling interests	$77.2	$(8.5)	$68.7
Deferred income taxes	(10.8)	0.1	(10.7)
(Increase) decrease in inventories	(223.8)	8.3	(215.5)
Increase (decrease) in accounts payable, accrued and other liabilities	183.4	0.1	183.5
There was no impact to net cash flows from operating activities as a result of this restatement.
GENERAL CABLE CORPORATION AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All of the financial information presented in this Item 2 has been adjusted to reflect the restatement of our Condensed Consolidated Financial Statements (unaudited) as of June 29, 2012 and December 31, 2011 and for the three and six months ended June 29, 2012 and July 1, 2011. Specifically, we have restated our Condensed Consolidated Balance Sheets as of June 29, 2012 and December 31, 2011 and the related Condensed Consolidated Statements of Operations for the three and six months ended June 29, 2012 and July 1, 2011 and Comprehensive Income (Loss) and Condensed Consolidated Statements of Cash Flows for the six months ended June 29, 2012 and July 1, 2011. The restatement is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 23 - Restatement of Condensed Consolidated Financial Statements to the Condensed Consolidated Financial Statements (unaudited) in Item 1 of this Form 10-Q/A.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand General Cable Corporation's financial position, changes in financial condition, and results of operations. MD&A is provided as a supplement to the Company's Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements (unaudited) ("Footnote" or “Notes”) and should be read in conjunction with the Condensed Consolidated Financial Statements (unaudited) and Notes.
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

The Company’s reported results are directly influenced by the price of copper, and to a lesser extent, aluminum. The price of copper and aluminum as traded on the London Metal Exchange (“LME”) and COMEX has historically been subject to considerable volatility. The Company continues to experience volatile commodity pricing, primarily copper and aluminum, as well as other cost inputs. Volatility in the price of copper and aluminum and other raw materials, as well as fuel and energy, may in turn lead to significant fluctuations in our cost of sales or revenues. A significant portion of the Company's electric utility and telecommunications business and, to a lesser extent, the Company's electrical infrastructure business has metal escalators and de-escalators included in customer contracts under a variety of price setting and recovery formulas. The remainder of the Company's business requires that volatility in the cost of metals be recovered through negotiated price changes with customers. In these instances, the ability to change the Company's selling prices may lag the movement in metal prices by a period of time as the customer price changes are implemented. Therefore, in the short-term, during periods of escalating raw material cost inputs, to the extent the Company is able to increase prices in the market to recover the higher raw material costs, the Company will generally experience an increase in gross profit from the sale of its relatively lower value inventory as computed under the weighted average inventory costing method. If the Company is unable to increase prices with the rise in the raw material market prices due to low levels of demand or market dynamics, the Company will experience lower gross profit. Conversely, during periods of declining raw material cost inputs, to the extent the Company has to decrease prices in the market due to competitive pressure as the current cost of metals declines, the Company will generally experience downward pressure on its gross profit due to the sale of relatively higher value inventory as computed under the weighted average inventory costing method. If the Company is able to maintain price levels in an environment in which raw material prices are declining due to high levels of demand, the Company will experience higher gross profit. There is no exact future measure of the effect to the Company's profitability of the change of raw material cost inputs due to the unique set of selling variables and the high volume of transactions in any given period, each of which involves numerous individual pricing decisions. In the three and six months ended June 29, 2012, a 1% change in copper and aluminum costs would have impacted the cost of sales by approximately $7.2 million and $14.3 million, respectively. This impact would directly impact gross profit if the Company was unable to adjust selling prices with a change in the price of copper and aluminum. To help reduce this volatility, the Company has implemented various pricing mechanisms and hedges a portion of its metal purchases when there is a firm price commitment for a future delivery but does not engage in speculative metals trading.

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

The Company continues to actively identify key trends in the industry to capitalize on expanding and new niche markets or exit declining or non-strategic markets in order to achieve better returns. The Company also sets aggressive performance targets for its business and intends to refocus or divest those activities which fail to meet targets or do not fit long-term strategies. The Company completed a greenfield project in India late in 2011 that began operating in 2012 and recently completed a significant further investment in the Company's operations in Brazil. On May 18, 2012, General Cable entered into a purchase agreement with Rio Tinto. Pursuant to the purchase agreement, the Company agreed to acquire the worldwide wire and cable business of Rio Tinto (the “Alcan Cable business”) for an aggregate cash purchase price of $185 million, subject to adjustments primarily related to working capital levels at closing as provided in the purchase agreement. The transaction is structured as a stock purchase of entities in the United States, Hong Kong, China and Mexico and as a purchase of assets in Canada. The closing with respect to the portion of the Alcan Cable business operated in the United States, Canada and Mexico (the "North American business") is expected occur on or before the closing with respect to the portion of the Alcan Cable business operated in China. General Cable expects to use its amended Revolving Credit Facility to principally fund the transaction. The transaction is subject to adjustments primarily related to working capital levels at closing as provided in the purchase agreement. The closing of the acquisition of the North American business is conditioned upon receipt of necessary regulatory approvals, which have been received. The Company has made the necessary regulatory filings in the People's Republic of China and that review process is ongoing. On June 4, 2012, the Company entered into an agreement to acquire a majority interest (60%) in Procables S.A. for total consideration of $45 million, subject to adjustments primarily related to working capital levels at closing as provided in the purchase agreement. The acquisition is subject to receipt of regulatory approval, which has been received. The Company completed an acquisition in Brazil in the three months ended June 29, 2012. The results of operations of the acquired business have been included in the condensed consolidated financial statements since the date of acquisition, and have been determined to be immaterial for disclosure purposes. No material divestitures were made in the three and six months ended June 29, 2012.

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

The Company's overall financial results discussed in this section reflect the trends described in the Company's 2011 Amended Annual Report on Form 10-K/A.

Results of Operations
The following table sets forth, for the periods indicated, statement of operations data in millions of dollars and as a percentage of net sales. Percentages may not add due to rounding.

	Three Fiscal Months Ended				Six Fiscal Months Ended
	June 29, 2012		July 1, 2011		June 29, 2012		July 1, 2011
	Amount	%	Amount	%	Amount	%	Amount	%
Net sales	$1,478.1	100.0%	$1,532.2	100.0%	$2,910.6	100.0%	$2,979.8	100.0%
Cost of sales	1,304.6	88.3%	1,361.9	88.9%	2,592.6	89.1%	2,646.5	88.8%
Gross profit	173.5	11.7%	170.3	11.1%	318.0	10.9%	333.3	11.2%
Selling, general and administrative expenses	104.4	7.1%	94.8	6.2%	198.2	6.8%	188.7	6.3%
Operating income	69.1	4.7%	75.5	4.9%	119.8	4.1%	144.6	4.9%
Other income (expense)	(13.5)	(0.9)%	(3.9)	(0.3)%	(6.7)	(0.2)%	3.1	0.1%
Interest expense, net	(23.6)	(1.6)%	(21.6)	(1.4)%	(46.6)	(1.6)%	(43.6)	(1.5)%
Income before income taxes	32.0	2.2%	50.0	3.3%	66.5	2.3%	104.1	3.5%
Income tax (provision) benefit	(11.5)	(0.8)%	(17.2)	(1.1)%	(21.9)	(0.8)%	(36.8)	(1.2)%
Equity in net earnings of affiliated companies	0.5	—%	1.0	0.1%	0.5	—%	1.4	—%
Net income including non-controlling interest	21.0	1.4%	33.8	2.2%	45.1	1.5%	68.7	2.3%
Less: preferred stock dividends	0.1	—%	0.1	—%	0.2	—%	0.2	—%
Less: net income attributable non-controlling interest	2.1	0.1%	0.5	—%	3.4	0.1%	1.3	—%
Net income attributable to Company common shareholders	$18.8	1.3%	$33.2	2.2%	$41.5	1.4%	$67.2	2.3%
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

Cost of Sales
Cost of sales decreased $57.3 million to $1,304.6 million in the second quarter of 2012 from $1,361.9 million in the second quarter of 2011, principally due to higher average copper and aluminum costs in the second quarter of 2012. As previously noted, cost of sales is raw material intensive with copper and aluminum comprising the major cost components for cable products. At current metal prices, material costs are approximately 85% of total product costs with copper and aluminum metal costs comprising approximately 55% of total product cost.
Gross Profit
Gross profit increased $3.2 million, or 2%, in the second quarter of 2012 from the second quarter of 2011. Gross profit as a percentage of sales was 12% in the second quarter of 2012 and was 11% in the second quarter of 2011. The gross profit increase is primarily due to stronger global aerial transmission activity, investments and reliability work on the electrical grid in France and the Mediterranean and stronger construction and mining activity in Central and South America. These improvements were partially offset by a generally declining metal price environment and weaker Iberian end-markets compared with the second quarter of 2011.
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
Operating Income (Loss)
The following table sets forth operating income (loss) by segment, in millions of dollars.

	Operating Income (Loss) Three Fiscal Months Ended
	June 29, 2012		July 1, 2011
	Amount	%	Amount	%
North America	$36.6	53%	$41.3	55%
Europe and Mediterranean	8.7	13%	12.4	16%
ROW	23.8	34%	21.8	29%
Total operating income (loss)	$69.1	100%	$75.5	100%
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

The increase in operating income for the ROW segment of $2.0 million was primarily attributable to increased demand for aerial transmission projects in Brazil as well as increased demand in Thailand due to ongoing recovery from the severe flooding that occurred in the fourth quarter of 2011 and stronger construction and mining activity in Central and South America. This impact on operating income was partially offset by the impact the Company reported in the second quarter of 2011 as metal prices in the market were rising faster than the average cost of metal in costs of sales compared to the second quarter of 2012. In addition, operating income was negatively impacted by a pension settlement charge of $2 million in the three months ended June 29, 2012 as noted above.

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
Tax Provision
The Company’s effective tax rate for the second quarters of 2012 and 2011 was 35.9% and 34.4%, respectively. The tax rate for the second quarter of 2012 included relatively lower tax benefits recognized due to statute of limitations expirations for certain income tax exposures compared to the second quarter of 2011.
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

Cost of Sales
Cost of sales decreased $53.9 million to $2,592.6 million for the six fiscal months ended June 29, 2012, from $2,646.5 million for the six fiscal months ended July 1, 2011, principally due to a lower average copper and aluminum costs in the second quarter of 2012. As previously noted, cost of sales is raw material intensive with copper and aluminum comprising the major cost components for cable products. At current metal prices, material costs are approximately 85% of total product costs with copper and aluminum metal costs comprising approximately 55% of total product cost.
Gross Profit
Gross profit decreased $15.3 million, or 5%, in the first six fiscal months of 2012 from the first six fiscal months of 2011. Gross profit as a percentage of sales remained flat at 11% in the first six fiscal months of 2012 and 2011. The decrease in gross profit in the first six fiscal months of 2012 compared to the first six months of 2011 reflects the impact of a steadily rising metal price environment in the months leading into the first half of 2011.
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
Operating Income (Loss)
The following table sets forth operating income (loss) by segment, in millions of dollars.

	Operating Income (Loss)
	Six Fiscal Months Ended
	June 29, 2012		July 1, 2011
	Amount	%	Amount	%
North America	$67.0	56%	$76.8	53%
Europe and Mediterranean	13.2	11%	25.9	18%
ROW	39.6	33%	41.9	29%
Total operating income (loss)	$119.8	100%	$144.6	100%
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

The decrease in operating income for the ROW segment of $2.3 million was primarily attributable to the positive impact the Company reported in the first six fiscal months of 2011 as metal prices in the market were rising faster than the average cost of metal in cost of sales compared to the first six fiscal months of 2012. In addition, operating income was negatively impacted by a pension settlement charge of $2 million in the three months ended June 29, 2012 as noted above.
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
Tax Provision
The Company’s effective tax rate for the first six fiscal months of 2012 and 2011 was 32.9% and 35.4%, respectively. The tax rate for the first six fiscal months of 2012 reflects a greater relative tax benefit due to statute of limitations expirations for certain income tax exposures compared to the first six fiscal months of 2011.
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
Summary of Cash Flows
Operating cash outflow of $17.1 million in the six fiscal months ended June 29, 2012 reflects a net working capital use of $140.9 million as compared to $210.7 million in the six fiscal months ended July 1, 2011. In both periods, the Company experienced increased volume which caused accounts receivables to increase. Inventory levels were relatively flat during the six fiscal months ended June 29, 2012, thereby having little operating cash flow impact whereas in 2011 there was a significant inventory increase only partially offset by an increase in the corresponding accounts payable. Days sales outstanding and days in inventory remained relatively consistent in the six fiscal months ended June 29, 2012 and July 1, 2011. Partially offsetting this net working capital use of cash in the six fiscal months ended June 29, 2012 was $123.8 million of overall net cash inflows related to net income adjusted for depreciation and amortization, amortization on restricted stock awards, foreign currency loss, deferred income tax income, excess tax benefits from stock based compensation, and convertible debt instruments non cash interest charges.

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

(7)
Unrecognized tax benefits of $76.4 million have not been reflected in the above table due to the inherent uncertainty as to the amount and timing of settlement, which is contingent upon the occurrence of possible future events, such as examinations and determinations by various tax authorities.

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

Sales in Venezuela were 3% of consolidated net sales for the three fiscal months ended June 29, 2012 and July 1, 2011. Operating income in Venezuela was 15% of consolidated operating income for the three fiscal months ended June 29, 2012 and July 1, 2011. The Company's sales in Venezuela were 4% and 3% of consolidated net sales for the six fiscal months ended June 29, 2012 and July 1, 2011, respectively. Operating income in Venezuela was 16% and 13% of consolidated operating income for the six fiscal months ended June 29, 2012 and July 1, 2011, respectively. For the three fiscal months ended June 29, 2012, Venezuela’s sales and cost of goods sold were approximately 100% and 38% BsF denominated and approximately 0% and 62% U.S. dollar denominated, respectively. For the three fiscal months ended July 1, 2011, Venezuela’s sales and cost of goods sold were approximately 89% and 29% BsF denominated and approximately 11% and 71% U.S. dollar denominated, respectively. For the six fiscal months ended June 29, 2012, Venezuela's sales and cost of goods sold were approximately 99% and 37% BsF denominated and approximately 1% and 63% U.S. dollar denominated, respectively. For the six fiscal months ended July 1, 2011, Venezuela's sales and cost of goods sold were approximately 90% and 29% BsF denominated and approximately 10% and 71% U.S. dollar denominated, respectively.

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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
In connection with the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2012 (the “Initial Form 10-Q”), the Company's CEO and CFO concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at a reasonable assurance level as of June 29, 2012 (the “Evaluation Date”). Subsequent to the filing of the Initial Form 10-Q and in connection with the restatement discussed elsewhere in this Quarterly Report on Form 10-Q/A, the Company's management identified material weaknesses in the Company's internal control over financial reporting, which are summarized below. As a result of its identification of the material weaknesses, management, under the supervision and with the participation of our CEO and CFO, reevaluated the effectiveness of the Company's disclosure controls and procedures as of the Evaluation Date. Based on that reevaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of the Evaluation Date.

A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis.
Management identified the following control deficiencies in the processes and procedures related to (i) the computation of cost of sales and balances of finished goods and work-in-process inventory at two facilities located in Brazil within the Company's Rest of World (“ROW”) segment, and (ii) the ROW segment management oversight; these deficiencies, which prevented the timely detection of theft of a substantial quantity of inventory and the detection and internal reporting of accounting issues, collectively constituted a material weakness in inventory controls at Brazil and a material weakness in the controls related to ROW segment executive management. Notwithstanding the material weaknesses, each of the Company's CEO and CFO has concluded, based on his knowledge, that the consolidated financial statements included in this Quarterly Report on Form 10-Q/A fairly present in all material respects the Company's financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report, in conformity with accounting principles generally accepted in the United States.
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

For additional information regarding the restatement and the material weaknesses identified by management, see the Explanatory Note and Note 23 to the Condensed Consolidated Financial Statements (unaudited) included in this report, and Item 9A, “Controls and Procedures” in the Company's Amendment No. 1 on Form 10-K/A, amending its Annual Report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K/A”).

Changes in Internal Control over Financial Reporting
As disclosed in the Initial Form 10-Q, there were no changes in the Company's internal control over financial reporting, as defined in Rules 13a-15(f) and 15d -15(f) under the Exchange Act, during the fiscal quarter ended June 29, 2012, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. However, as a result of management's identification of the material weaknesses described above, the Company instituted a number of actions and designed and is in the process of implementing changes in its internal control over financial reporting. These actions and changes in internal control over financial reporting are described in detail in the Form 10-K/A.
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

2.1
Purchase Agreement, dated May 18, 2012, by and among Rio Tinto Alcan Inc., Alcan Asia Limited, Alcan Corporation and General Cable Corporation (incorporated by reference to Exhibit 2.1 to the Form 10-Q (File No. 001-12983) filed on August 3, 2012.

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
Brian J. Robinson
Executive Vice President, Chief
Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Exhibit Index

2.1
Purchase Agreement, dated May 18, 2012, by and among Rio Tinto Alcan Inc., Alcan Asia Limited, Alcan Corporation and General Cable Corporation (incorporated by reference to Exhibit 2.1 to the Form 10-Q (File No. 001-12983) filed on August 3, 2012.

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