Form 10-Q
period 2012-09-28
GENERAL CABLE CORP /DE/
filed 2013-03-01
CIK 886035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2012
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “ large accelerated filer," “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 22, 2013
Common Stock, $0.01 par value	49,706,370

GENERAL CABLE CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL STATEMENTS
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions, except per share data)
(unaudited)

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
		(as restated)(1)		(as restated)(1)
Net sales	$1,500.6	$1,517.8	$4,411.2	$4,497.6
Cost of sales	1,337.6	1,366.1	3,930.2	4,012.6
Gross profit	163.0	151.7	481.0	485.0
Selling, general and administrative expenses	93.5	93.0	291.7	281.7
Operating income	69.5	58.7	189.3	203.3
Other income (expense)	9.3	(31.5)	2.6	(28.4)
Interest income (expense):
Interest expense	(25.0)	(25.4)	(74.9)	(73.0)
Interest income	1.3	2.2	4.6	6.2
	(23.7)	(23.2)	(70.3)	(66.8)
Income before income taxes	55.1	4.0	121.6	108.1
Income tax (provision) benefit	(73.8)	(6.5)	(95.7)	(43.3)
Equity in earnings of affiliated companies	0.5	0.8	1.0	2.2
Net income (loss) including non-controlling interest	(18.2)	(1.7)	26.9	67.0
Less: preferred stock dividends	0.1	0.1	0.3	0.3
Less: net income attributable to non-controlling interest	2.3	0.3	5.7	1.6
Net income (loss) attributable to Company common shareholders	$(20.6)	$(2.1)	$20.9	$65.1
Comprehensive income (loss)	$6.7	$(141.8)	$34.5	$(27.6)
Earnings (loss) per share
Earnings (loss) per common share-basic	$(0.41)	$(0.04)	$0.42	$1.25
Weighted average common shares-basic	49.7	52.2	49.8	52.2
Earnings (loss) per common share-assuming dilution	$(0.41)	$(0.04)	$0.41	$1.21
Weighted average common shares-assuming dilution	49.7	52.2	51.2	54.2
See accompanying Notes to Condensed Consolidated Financial Statements.
(1) See Note 23 - Restatement of Condensed Consolidated Financial Statements (Unaudited)

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	September 28, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$885.5	$434.1
Receivables, net of allowances of $23.0 million at September 28, 2012 and $17.2 million at December 31, 2011	1,318.0	1,080.9
Inventories, net	1,236.1	1,185.5
Deferred income taxes	34.4	43.2
Prepaid expenses and other	116.4	100.0
Total current assets	3,590.4	2,843.7
Property, plant and equipment, net	1,087.3	1,023.8
Deferred income taxes	26.3	16.2
Goodwill	170.3	168.1
Intangible assets, net	184.7	181.6
Unconsolidated affiliated companies	19.7	18.6
Other non-current assets	69.9	71.0
Total assets	$5,148.6	$4,323.0
Liabilities and Total Equity
Current liabilities:
Accounts payable	$1,001.9	$946.5
Accrued liabilities	412.6	420.0
Current portion of long-term debt	231.3	156.3
Total current liabilities	1,645.8	1,522.8
Long-term debt	1,465.8	892.6
Deferred income taxes	278.2	200.0
Other liabilities	256.0	245.9
Total liabilities	3,645.8	2,861.3
Commitments and contingencies
Total equity:
Redeemable convertible preferred stock, at redemption value (liquidation preference of $50.00 per share):
September 28, 2012 – 76,002 shares outstanding
December 31, 2011 – 76,002 shares outstanding	3.8	3.8
Common stock, $0.01 par value, issued and outstanding shares:
September 28, 2012– 49,721,183 (net of 8,740,435 treasury shares)
December 31, 2011 – 49,697,763 (net of 8,758,267 treasury shares)	0.6	0.6
Additional paid-in capital	676.1	666.7
Treasury stock	(136.7)	(136.5)
Retained earnings	933.7	912.8
Accumulated other comprehensive income (loss)	(92.7)	(99.0)
Total Company shareholders’ equity	1,384.8	1,348.4
Non-controlling interest	118.0	113.3
Total equity	1,502.8	1,461.7
Total liabilities and equity	$5,148.6	$4,323.0
See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Nine Fiscal Months Ended
	September 28, 2012	September 30, 2011
		(as restated)(1)
Cash flows of operating activities:
Net income (loss) including non-controlling interest	$26.9	$67.0
Adjustments to reconcile net income (loss) to net cash flows of operating activities:
Depreciation and amortization	81.2	84.8
Amortization on restricted stock awards	2.1	2.6
Foreign currency exchange (gain) loss	3.5	24.3
Deferred income taxes	75.8	(26.9)
Excess tax (benefits) deficiencies from stock-based compensation	(0.1)	(1.0)
Convertible debt instruments noncash interest charges	16.6	15.4
(Gain) loss on disposal of property	0.5	(1.6)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in receivables	(166.3)	(160.2)
(Increase) decrease in inventories	24.1	(146.1)
(Increase) decrease in other assets	(15.1)	(22.9)
Increase (decrease) in accounts payable, accrued and other liabilities	33.0	125.4
Net cash flows of operating activities	82.2	(39.2)
Cash flows of investing activities:
Capital expenditures	(90.0)	(86.2)
Proceeds from properties sold	4.4	2.9
Acquisitions, net of cash acquired	(179.5)	—
Other	(0.1)	0.7
Net cash flows of investing activities	(265.2)	(82.6)
Cash flows of financing activities:
Preferred stock dividends paid	(0.3)	(0.3)
Excess tax benefits (deficiencies) from stock-based compensation	0.1	1.0
Proceeds from other debt	1,264.3	1,206.4
Repayments of other debt	(1,239.8)	(1,134.2)
Issuance of long-term debt	600.0	—
Dividends paid to non-controlling interest	(2.3)	(3.8)
Purchase of treasury shares	(1.2)	—
Proceeds from exercise of stock options	0.1	1.2
Net cash flows of financing activities	620.9	70.3
Effect of exchange rate changes on cash and cash equivalents	13.5	9.4
Increase (decrease) in cash and cash equivalents	451.4	(42.1)
Cash and cash equivalents – beginning of period	434.1	458.7
Cash and cash equivalents – end of period	$885.5	$416.6
Supplemental Information
Cash paid during the period for:
Income tax payments, net of refunds	$25.8	$26.0
Interest paid	$46.2	$45.4
Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$14.5	$27.6
See accompanying Notes to Condensed Consolidated Financial Statements.

(1) See Note 23 - Restatement of Condensed Consolidated Financial Statements (Unaudited)

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements of General Cable Corporation and Subsidiaries (“General Cable” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three and nine fiscal months ended September 28, 2012 are not necessarily indicative of results that may be expected for the full year. The December 31, 2011 condensed consolidated balance sheet amounts are derived from the audited financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable’s 2011 Amended Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March 1, 2013. The Company’s fiscal quarters consist of 13-week periods ending on the Friday nearest to the end of the calendar months of March, June and September.

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
The Company’s significant accounting policies are described in Note 2 to the audited annual consolidated financial statements in the Amended 2011 Form 10-K/A. In the nine months ended September 28, 2012, there have been no significant changes to these policies. In the nine months ended September 28, 2012, there have been no accounting pronouncements issued that are expected to have a significant effect on the condensed consolidated financial statements. The following accounting pronouncements were adopted and became effective with respect to the Company in 2012 and 2011:

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

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The objective of this ASU is to improve reporting by requiring entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in the statement of operations. The amendments in this ASU are required to be applied retrospectively and are effective for reporting periods beginning after December

15, 2012. The adoption of this ASU will not have any impact on the Company's consolidated financial statements other than revising the presentation relating to items reclassified from accumulated other comprehensive income to the statement of operations and comprehensive income (loss).

3.	Acquisitions and Divestitures
On September 4, 2012, the Company completed the acquisition of the North American business of Alcan Cable North America for $151.0 million, subject to additional customary adjustments of $20.3 million as anticipated in the purchase agreement, primarily related to estimated working capital levels at closing. The Company expects to complete the acquisition of the Chinese business of Alcan Cable China for $34.0 million in a separate and subsequent closing before the end of 2012, subject to receipt of regulatory approval and customary closing adjustments. The Company paid $171.3 million in cash to the sellers at closing in consideration for the North American business and expensed $3.2 million in fees and expenses related to the acquisition, reported within selling, general and administrative expenses ("SG&A"). The final purchase price is subject to further customary adjustments primarily related to working capital levels.

Alcan Cable North America employs over 750 employees in North America and is a leading supplier of aluminum strip products and a leading supplier of both electrical and mechanical rod alloys around the globe. The acquisition is expected to create synergies, expand the range of product offerings, increase production capacity and complement the Company's current investments. In 2011, the last full year before the acquisition, Alcan Cable North America reported net sales of approximately $610 million.

The following table represents a preliminary purchase price allocation based on the estimated fair values, or other measurements as applicable, of the assets acquired and the liabilities assumed, in millions:

September 4, 2012
Cash	$—
Accounts receivable (1)	74.7
Inventories	70.7
Property, plant and equipment	72.7
Intangible assets	5.9
Goodwill	3.5
Other current and noncurrent assets	2.2
Total assets	$229.7
Current liabilities	$57.1
Other liabilities	1.3
Total liabilities	$58.4
(1) Accounts receivable represents gross contractual value. As of the acquisition date, the fair value of accounts receivable approximated carrying value.

As of September 28, 2012, the Company had not yet finalized portions of the valuation of tangible and intangible property and certain deferred tax assets and liabilities for Alcan Cable North America; however, the impact of any subsequent adjustments is expected to be immaterial to the Company's financial position. The resulting goodwill is amortizable for tax purposes.

The following table presents selected financial information, in millions, except per share data, from the actual condensed consolidated results of operations for the Company for the three and nine months ended September 28, 2012, including the operations of Alcan Cable North America, and September 30, 2011, respectively, and presents selected financial information from unaudited pro forma condensed consolidated results of operations for the Company for the three and nine months ended September 28, 2012 and September 30, 2011, respectively, as though the acquisition of Alcan Cable North America had been completed as of the beginning of that period. This pro forma information is intended to provide information regarding how the Company might have looked if the acquisition had occurred as of January 1, 2011. The pro forma adjustments represent management's best estimates based on information available at the time the pro forma information was prepared and may differ from the adjustments that may actually have been required. Accordingly, the pro forma financial information should not be relied upon as being indicative of the historical results that would have been realized had the acquisition occurred as of the dates indicated or that may be achieved in the future.

	Three Fiscal Months Ended
	September 28, 2012	September 28, 2012	September 30, 2011	September 30, 2011
	(as reported)	(pro forma)	(as restated)	(pro forma)
Net sales	$1,500.6	$1,605.5	$1,517.8	$1,694.2
Net income (loss) attributable to Company common shareholders	$(20.6)	$(11.8)	$(2.1)	$(5.9)
Earnings (loss) per common share - assuming dilution	$(0.41)	$(0.23)	$(0.04)	$(0.11)

	Nine Fiscal Months Ended
	September 28, 2012	September 28, 2012	September 30, 2011	September 30, 2011
	(as reported)	(pro forma)	(as restated)	(pro forma)
Net sales	$4,411.2	$4,824.8	$4,497.6	$4,946.6
Net income (loss) attributable to Company common shareholders	$20.9	$40.9	$65.1	$65.3
Earnings (loss) per common share - assuming dilution	$0.41	$0.80	$1.21	$1.21
The unaudited pro forma financial information does not reflect any (i) integration costs that may be incurred as a result of the acquisition; (ii) synergies, operating efficiencies and costs savings that may result from the acquisition; or (iii) changes in commodities prices subsequent to the dates of such unaudited pro forma financial information. In addition, the unaudited pro forma financial information does not include any transition costs, restructuring costs or recognition of compensation expenses or other one-time charges that may be incurred in connection with integrating the operations of General Cable and Alcan Cable North America.

The amount of net sales and operating income included in the Company's actual consolidated results of operations from the acquisition of Alcan Cable North America were $47.6 million and $0.1 million, respectively, for the three and nine months ended September 28, 2012.

The Company completed an acquisition in Brazil in the three months ended June 29, 2012. The results of operations of the acquired business have been included in the condensed consolidated financial statements since the date of acquisition, and have been determined to be immaterial for disclosure purposes.

4.	Other Income (Expense)
Other income (expense) includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated as well as gains and losses on derivative instruments that are not designated as cash flow hedges and ineffectiveness on derivatives designated as cash flow hedges. During the three months ended September 28, 2012 and September 30, 2011, the Company recorded other income of $9.3 million and other expense of $31.5 million, respectively. During the nine months ended September 28, 2012 and September 30, 2011, the Company recorded other income of $2.6 million and other expense of $28.4 million, respectively. For the three months ended September 28, 2012, other income was primarily the result of $8.4 million related to gains on derivative instruments that were not designated as cash flow hedges and ineffectiveness on derivatives designated as cash flow hedges and other income of $0.9 million related to foreign currency transaction gains. For the nine months ended September 28, 2012, other income was primarily the result of $6.8 million related to gains on derivative instruments that were not designated as cash flow hedges and ineffectiveness on derivatives designated as cash flow hedges and other expense of $4.2 million related to foreign currency transaction losses. For the three and nine months ended September 30, 2011, other expense of $31.5 million and $28.4 million, respectively, were primarily the result of losses on derivative instruments which were not designated as cash flow hedges and foreign currency transaction losses.

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

(in millions)	September 28, 2012	December 31, 2011
Raw materials	$323.7	$293.8
Work in process	218.4	193.3
Finished goods	694.0	698.4
Total	$1,236.1	$1,185.5

6.	Property, Plant and Equipment
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

Property, plant and equipment consisted of the following (in millions):

	September 28, 2012	December 31, 2011
Land	$115.9	$110.5
Buildings and leasehold improvements	329.8	302.2
Machinery, equipment and office furnishings	1,159.3	1,051.6
Construction in progress	86.9	95.3
Total gross book value	1,691.9	1,559.6
Less accumulated depreciation	(604.6)	(535.8)
Total net book value	$1,087.3	$1,023.8
Depreciation expense for the three and nine fiscal months ended September 28, 2012 was $24.5 million and $72.2 million, respectively. Depreciation expense for the three and nine fiscal months ended September 30, 2011 was $25.5 million and $74.1 million, respectively.

The Company periodically evaluates the recoverability of the carrying amount of long-lived assets (including property, plant and equipment and intangible assets with determinable lives) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates events or changes in circumstances based mostly on actual historical operating results, but business plans, forecasts, general and industry trends, and anticipated cash flows are also considered. Impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings. The Company also continually evaluates the estimated useful lives of all long-lived assets and, when warranted, revises such estimates based on current events. No material impairment charges occurred during the nine fiscal months ended September 28, 2012 and September 30, 2011.

Tables of Contents

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

The amounts of goodwill and indefinite-lived intangible assets were as follows in millions of dollars:

	Goodwill				Indefinite-Lived Assets – Trade Names
	North America	Europe and Mediterranean	ROW	Total	North America	Europe and Mediterranean	ROW	Total
Balance, December 31, 2011	$2.3	$2.3	$163.5	$168.1	$2.4	$0.5	$132.3	$135.2
Acquisitions	0.2	—	—	0.2	—	—	—	—
Currency translation and other adjustments	—	—	2.0	2.0	—	—	1.4	1.4
Balance, September 28, 2012	$2.5	$2.3	$165.5	$170.3	$2.4	$0.5	$133.7	$136.6
The amounts of other intangible assets for customer relationships were as follows in millions of dollars:

	September 28, 2012	December 31, 2011
Amortized intangible assets:
Customer relationships	$117.6	$108.3
Accumulated amortization	(70.0)	(61.8)
Foreign currency translation adjustment	0.5	(0.1)
Amortized intangible assets, net	$48.1	$46.4
As part of the acquisition of the North American business of Alcan Cable and related purchase accounting adjustments, the Company acquired certain customer relationships for which the fair market value as of September 4, 2012 was $5.9 million. Other immaterial acquisitions include intangible assets from certain customer relationships of $3.4 million. Amortized intangible assets are stated at cost less accumulated amortization as of September 28, 2012 and December 31, 2011. Customer relationships have been determined to have a useful life in the range of 3.5 to 12 years and the Company has accelerated the amortization expense to align with the historical customer attrition rates. The amortization of intangible assets for the first nine fiscal months of 2012 and 2011 was $8.2 million and $9.4 million, respectively. The estimated amortization expense during the twelve month periods beginning September 28, 2012 through September 29, 2017, based on exchange rates as of September 28, 2012, is $10.3 million, $9.5 million, $8.6 million, $7.7 million, $6.2 million and $5.8 million thereafter.

8.	Accrued Liabilities
Included within accrued liabilities were accruals related to warranty expenses as of September 28, 2012 and December 31, 2011.
Warranty Accrual
The warranty accrual balance at September 28, 2012 and December 31, 2011 was $12.9 million and $11.5 million, respectively. The Company accrues liabilities under service and warranty policies based upon specific claims and a review of historical warranty and service claims experience. Adjustments are made to the accruals as claims data and historical experience change. In addition, the Company incurs discretionary costs to service its products in connection with product performance issues.

Changes in the carrying amount of the service and product warranty accrual are below (in millions):

Balance, December 31, 2011	$11.5
Net provisions for warranties issued	4.8
Net benefits for warranties existing at the beginning of the year	—
Payments related to the warranty accrual	(3.3)
Foreign currency translation	(0.1)
Balance, September 28, 2012	$12.9

Tables of Contents

9.	Long-Term Debt

(in millions)	September 28, 2012	December 31, 2011
North America
5.75% Senior Notes due 2022	$600.0	$—
Subordinated Convertible Notes due 2029	429.5	429.5
Debt discount on Subordinated Convertible Notes due 2029	(263.4)	(264.4)
1.00% Senior Convertible Notes due 2012	10.6	10.6
Debt discount on 1.00% Senior Convertible Notes due 2012	—	(0.5)
0.875% Convertible Notes due 2013	355.0	355.0
Debt discount on 0.875% Convertible Notes due 2013	(25.5)	(40.6)
7.125% Senior Notes due 2017	200.0	200.0
Senior Floating Rate Notes	125.0	125.0
Revolving Credit Facility	—	34.9
Other	9.0	9.0
Europe and Mediterranean
Spanish Term Loans	16.9	31.4
Credit facilities	35.1	27.4
Uncommitted accounts receivable facilities	—	2.1
Other	12.2	11.5
Rest of World (“ROW”)
Credit facilities	192.7	118.0
Total debt	1,697.1	1,048.9
Less current maturities	231.3	156.3
Long-term debt	$1,465.8	$892.6
At September 28, 2012, maturities of long-term debt during the twelve month periods beginning September 28, 2012 through September 29, 2017 are $231.3 million, $357.4 million, $128.8 million, $1.3 million and $201.3 million, respectively, and $777.0 million thereafter. As of September 28, 2012 and December 31, 2011, the Company was in compliance with all debt covenants as discussed below.
5.75% Senior Notes due 2022
On September 25, 2012, the Company completed the issuance and sale of $600.0 million in aggregate principal amount of new senior unsecured notes (the "5.75% Senior Notes"). As of September 28, 2012, the 5.75% Senior Notes were jointly and severally guaranteed by each of the Company's current and future U.S. and Canadian subsidiaries that was a borrower or a guarantor under the Company's Revolving Credit Facility or certain of the Company's or the guarantors' other indebtedness. The 5.75% Senior Notes were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The 5.75% Senior Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act.

Tables of Contents

The Company's 5.75% Senior Notes are summarized in the table below:

	5.75% Senior Notes
(in millions)	September 28, 2012	December 31, 2011
Face Value	$600.0	$—
Fair Value (Level 2)	610.5	—
Interest Rate	5.75%
Interest Payment	Semi-Annual: Apr 1 & Oct 1
Maturity Date	October 2022
Guarantee	Jointly and severally guaranteed by the Company's wholly owned U.S. and Canadian subsidiaries

		5.75% Senior Notes
	Beginning Date	Percentage
Call Option (1)	October 1, 2017	102.875%
	October 1, 2018	101.917%
	October 1, 2019	100.958%
	October 1, 2020 and thereafter	100.000%

(1)
The Company may, at its option, redeem the 5.75% Senior Notes on or after the stated beginning dates at percentages noted above (plus accrued and unpaid interest). Additionally, the Company, may on or prior to October 1, 2015 redeem in the aggregate up to 35% of the aggregate principal amount of 5.75% Senior Notes issued with the cash proceeds from one or more equity offerings, at a redemption price in cash equal to 105.75% of the principal plus accrued and unpaid interest so long as (i) at least 65% of the aggregate principal amount of the 5.75% Senior Notes issued remains outstanding immediately after giving effect to any such redemption; and (ii) notice of any such redemption is given within 60 days after the date of the closing of any such equity offering. In addition, at any time prior to October 1, 2017, the Company may redeem some or all of the 5.75% Senior Notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, plus a make whole premium.

The 5.75% Senior Notes' indenture contains covenants that limit the ability of the Company and certain of its subsidiaries to (i) incur additional indebtedness and guarantee indebtedness; (ii) pay dividends or make other distributions or repurchase or redeem the Company's capital stock; (iii) purchase, redeem or retire debt; (iv) issue certain preferred stock or similar equity securities; (v) make loans and investments; (vi) sell assets; (vii) incur liens; (viii) enter into transactions with affiliates; (ix) enter into agreements restricting the Company's subsidiaries' ability to pay dividends; and (x) consolidate, merge or sell all or substantially all assets. However, these covenants are subject to exceptions and qualifications.

The 5.75% Senior Notes may also be repurchased at the option of the holders in connection with a change of control (as defined in the indenture governing the 5.75% Senior Notes) or in connection with certain asset sales.
As of September 28, 2012 the Company intended to use the proceeds of the 5.75% Senior Notes to redeem all of its outstanding $200.0 million of 7.125% Senior Fixed Rate Notes that were to mature in April 2017. The Company intends to use the balance of the proceeds to (i) purchase or redeem its 0.875% Convertible Notes through a possible tender offer, purchases or payment at maturity, and (ii) general corporate purposes, which may include repayment of borrowings under its Revolving Credit Facility. The Company capitalized $11.8 million in deferred financing costs in connection with the 5.75% Senior Notes. See Note 22 - Subsequent Events for further detail.

Tables of Contents

Convertible Debt Instruments
The Company’s convertible debt instruments outstanding as of September 28, 2012 and December 31, 2011 are as follows:

	Subordinated Convertible Notes		1.00% Senior Convertible Notes		0.875% Convertible Notes
(in millions)	September 28, 2012	December 31, 2011	September 28, 2012	December 31, 2011	September 28, 2012	December 31, 2011
Face value	$429.5	$429.5	$10.6	$10.6	$355.0	$355.0
Debt discount	(263.4)	(264.4)	—	(0.5)	(25.5)	(40.6)
Book value	166.1	165.1	10.6	10.1	329.5	314.4
Fair value (Level 1)	461.7	412.3	10.6	9.8	351.9	329.7
Maturity date	Nov 2029		Oct 2012		Nov 2013
Stated annual interest rate	4.50% until Nov 2019 2.25% until Nov 2029		1.00% until Oct 2012		0.875% until Nov 2013
Interest payments	Semi-annually: May 15 & Nov 15		Semi-annually: Apr 15 & Oct 15		Semi-annually: May 15 & Nov 15
As of September 28, 2012 the 1.00% Senior Convertible Notes and the 0.875% Convertible Notes were unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company’s wholly-owned U.S. and Canadian subsidiaries. For additional information on the convertible notes, refer to the Company’s 2011 Amended Annual Report on Form 10-K/A. See Note 22 - Subsequent Events for further detail.
Subordinated Convertible Notes
The Company’s Subordinated Convertible Notes were issued on December 15, 2009 in the amount of $429.5 million as part of an exchange offer. The notes and the common stock issuable upon conversion were registered on a Registration Statement on Form S-4, initially filed with the SEC on October 27, 2009, as amended and as declared effective by the SEC on December 15, 2009. At issuance, the Company separately accounted for the liability and equity components of the instrument, based on the Company’s nonconvertible debt borrowing rate on the instrument’s issuance date of 12.5%. At issuance, the liability and equity components were $162.9 million and $266.6 million, respectively. The equity component (debt discount) is being amortized to interest expense based on the effective interest method. There were no proceeds generated from the transaction and the Company incurred issuance fees and expenses of approximately $14.5 million as a result of the exchange offer which have been proportionately allocated to the liability and equity components of the Subordinated Convertible Notes.
1.00% Senior Convertible Notes
As a result of the aforementioned exchange offer of Subordinated Convertible Notes due in 2029, approximately 97.8% or $464.4 million of the Company’s 1.00% Senior Convertible Notes were validly tendered. As of September 28, 2012, there were $10.6 million of the 1.00% Senior Convertible Notes outstanding. The Company’s 1.00% Senior Convertible Notes were originally issued in September 2007 in the amount of $475.0 million and sold to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). Subsequently, on April 16, 2008, the resale of the notes and the common stock issuable upon conversion of the notes was registered on a Registration Statement on Form S-3. The Company separately accounted for the liability and equity components of the instrument based on the Company’s nonconvertible debt borrowing rate on the instrument’s issuance date of 7.5%. At issuance, the liability and equity components were $348.2 million and $126.8 million, respectively. At the exchange date December 15, 2009, the liability and equity components were $389.7 million and $74.7 million, respectively. The equity component (debt discount) is being amortized to interest expense based on the effective interest method.

Proceeds from the 1.00% Senior Convertible Notes were used to partially fund the purchase price of $707.6 million related to the Phelps Dodge International Corporation ("PDIC") acquisition and to pay transaction costs of approximately $12.3 million directly related to the issuance which have been allocated to the liability and equity components in proportion to the allocation of proceeds.

The 1.00% Senior Convertible Notes matured and were repaid in October of 2012; refer to the Note 22 - Subsequent Events for further detail.
0.875% Convertible Notes
The Company’s 0.875% Convertible Notes were issued in November of 2006 in the amount of $355.0 million. At the time of issuance, the notes and the common stock issuable upon conversion of the notes were registered on a Registration Statement on Form S-3ASR, which was renewed on September 30, 2009 when the Company filed a Renewal Registration Statement for the

Tables of Contents

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
7.125% Senior Notes and Senior Floating Rate Notes
The Company's $325.0 million in aggregate principal amount of senior unsecured notes, comprised of $125.0 million of Senior Floating Rate Notes and $200.0 million of 7.125% Senior Fixed Rate Notes due 2017 (the “7.125% Senior Notes” and together, the “Notes”) were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act on March 21, 2007. An exchange offer commenced on June 11, 2007 and was completed on July 26, 2007 to replace the unregistered Notes with registered Notes with like terms pursuant to an effective Registration Statement on Form S-4.

	7.125% Senior Notes		Senior Floating Rate Notes
(in millions)	September 28, 2012	December 31, 2011	September 28, 2012	December 31, 2011
Face value	$200.0	$200.0	$125.0	$125.0
Fair value (Level 1)	207.3	198.5	122.5	117.5
Interest rate	7.125%	7.125%	2.7%	3.0%
Interest payment	Semi-annually: Apr 1 & Oct 1		3-month LIBOR rate plus 2.375% Quarterly: Jan 1, Apr 1, Jul 1 & Oct 1
Maturity date	Apr 2017		Apr 2015
Guarantee	Jointly and severally guaranteed by the Company’s wholly-owned U.S. and Canadian subsidiaries
Call Option(1)	Beginning Date	Percentage	Beginning Date	Percentage
	April 1, 2012	103.563%	April 1, 2009	102.0%
	April 1, 2013	102.375%	April 1, 2010	101.0%
	April 1, 2014	101.188%	April 1, 2011	100.0%
	April 1, 2015	100.000%

Tables of Contents

(1)	The Company may, at its option, redeem the Notes on or after the stated beginning dates at percentages noted above (plus accrued and unpaid interest.)
The Notes’ indenture contains covenants that limit the ability of the Company and certain of its subsidiaries to (i) pay dividends on, redeem or repurchase the Company’s capital stock; (ii) incur or guarantee additional indebtedness; (iii) make investments; (iv) create liens; (v) sell assets; (vi) engage in certain transactions with affiliates; (vii) create or designate unrestricted subsidiaries; and (viii) consolidate, merge or transfer all or substantially all assets. However, these covenants are subject to important exceptions and qualifications, one of which permits the Company to declare and pay dividends or distributions on the Series A preferred stock provided there is no default on the Notes and certain financial conditions are met.

The Notes may also be repurchased at the option of the holders in connection with a change of control (as defined in the indenture governing the Notes) or in connection with certain asset sales.

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

See Note 22 - Subsequent Events for further detail on the redemption of the 7.125% Senior Fixed Rate Notes.
Asset-Based Revolving Credit Facility (“Revolving Credit Facility”)
On July 21, 2011, the Company entered into a $400 million Revolving Credit Facility, and on August 1, 2012, the Company entered into an amendment to the Revolving Credit Facility pursuant to which the amount of the facility was increased to $700 million ($70 million of which may be denominated in Canadian dollars). The Revolving Credit Facility replaced the Company's prior $400 million Senior Secured Revolving Credit Facility (“Terminated Credit Facility”), which was set to mature in July 2012. The Revolving Credit Facility contains restrictions in areas consistent with the Terminated Credit Facility, including limitations on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions. In the aggregate, however, the restrictions in the Revolving Credit Facility provide the Company greater flexibility than those under the Terminated Credit Facility, and generally only apply in the event that the Company's availability under the Revolving Credit Facility falls below certain specific thresholds.

The Revolving Credit Facility matures on July 21, 2017 (the “Maturity Date”), but the Maturity Date may be accelerated if the Company's 0.875% Convertible Notes due 2013, Senior Floating Rate Notes, or 7.125% Senior Notes are not refinanced with indebtedness that matures or is mandatorily redeemable not earlier than the date that is six months after the Maturity Date, unless after giving pro forma effect to the repayment of such notes on their respective maturity dates there is at least $100 million of availability under the Revolving Credit Facility and the pro forma fixed charge coverage ratio (which is the ratio of (a) EBITDA minus the unfinanced portion of capital expenditures to (b) fixed charges) is not less than 1.15 to 1.00 for the most recently ended quarter. The commitment amount under the Revolving Credit Facility may be increased by an additional $100 million, subject to certain conditions and approvals as set forth in the credit agreement. The Revolving Credit Facility may be used for working capital and general corporate purposes. The Company capitalized $4.8 million in deferred financing costs in connection with the Revolving Credit Facility in the third quarter of 2011. Also in the third quarter of 2011, the Company expensed $1.3 million in unamortized fees and expenses related to the Terminated Credit Facility. The Revolving Credit Facility requires maintenance of a minimum fixed charge coverage ratio of one to one if availability under the Revolving Credit Facility is less than $70 million or 10% of the then existing aggregate lender commitment under the facility. At September 28, 2012 and December 31, 2011, the Company was in compliance with all covenants under these facilities.

As of September 28, 2012, indebtedness under the Revolving Credit Facility was guaranteed by certain of the Company's U.S. and Canadian subsidiaries and is secured by a first priority security interest in certain tangible and intangible property and assets of certain of its U.S. and Canadian subsidiaries,including a pledge of 65% of the voting equity interests of certain of the Company's foreign subsidiaries. In December 2012, the Company's Canadian subsidiaries were released as guarantors under certain of the Company's notes due to amendments of the Revolving Credit Facility. This change will be reflected in the Company's 2012 Form 10-K.

Borrowings under the Revolving Credit Facility bear interest based on the daily balance outstanding at an applicable rate per annum based on the Company's average availability under the Revolving Credit Facility during the most recently completed calendar quarter. The Revolving Credit Facility also carries a commitment fee ranging from 0.375% to 0.50% per annum based on the average daily undrawn portion of the Revolving Credit Facility, as well as participation fees to the lenders ranging from 1.50% to 2.00% per annum based on the average daily amount of letter of credit exposure and a fronting fee of 0.125% per annum based on the average daily amount of letter of credit exposure to the issuing bank of a letter of credit.

Tables of Contents

The Company’s Revolving Credit Facility is summarized in the table below:

	Revolving Credit Facility
(in millions)	September 28, 2012	December 31, 2011
Outstanding borrowings	$—	$34.9
Undrawn availability	562.9	336.0
Interest rate	—	2.9%
Outstanding letters of credit	$18.7	$20.2
Original issuance	Jul 2011
Maturity date	Jul 2017
Spanish Term Loans
The table below provides a summary of the Company’s term loans and corresponding fixed interest rate swaps. The proceeds from the Spanish Term Loans were used to partially fund general working capital needs. There is no remaining availability under these Spanish Term Loans.

	Spanish Term Loans (1)
(in millions)	September 28, 2012	December 31, 2011
Outstanding borrowings	$16.9	$31.4
Fair value (Level 2)	17.2	32.0
Interest rate – weighted average (2)	3.7%	3.7%

(1)	The terms of the Spanish Term Loans are as follows:

(in millions)	Original Amount	Issuance Date	Maturity Date	Interest Rate	Loan and Interest Payable	Interest Rate Swap (2)
Term Loan 1	€20.0	Feb 2008	Feb 2013	Euribor +0.5%	Semi-annual: Aug & Feb	4.20%
Term Loan 2	€10.0	Apr 2008	Apr 2013	Euribor +0.75%	Semi-annual: Apr & Oct	4.58%
Term Loan 3	€21.0	Jun 2008	Jun 2013	Euribor +0.75%	Quarterly: Mar, Jun, Sept & Dec	4.48%
Term Loan 4	€15.0	Sep 2009	Aug 2014	Euribor +2.0%	Quarterly: Mar, Jun, Sept & Dec Principal payments: Feb & Aug	1.54%

(2)	The Company entered into fixed interest rate swaps to coincide with the terms and conditions of the term loans that will effectively hedge the variable interest rate with a fixed interest rate.
At September 28, 2012 and December 31, 2011, the Company was in compliance with all covenants under these facilities.
Europe and Mediterranean Credit Facilities
The Company’s Europe and Mediterranean credit facilities are summarized in the table below:

	Europe and Mediterranean Credit Facilities
(in millions)	September 28, 2012	December 31, 2011
Outstanding borrowings	$35.1	$27.4
Undrawn availability	54.7	108.8
Interest rate – weighted average	4.3%	5.2%
Maturity date	Various

Tables of Contents

Europe and Mediterranean Uncommitted Accounts Receivable Facilities
The Company’s Europe and Mediterranean uncommitted accounts receivable facilities are summarized in the table below:

	Uncommitted Accounts Receivable Facilities
(in millions)	September 28, 2012	December 31, 2011
Outstanding borrowings	$—	$2.1
Undrawn availability	77.8	69.2
Interest rate – weighted average	—	2.0%
Maturity date	Various
The Spanish Term Loans and certain credit facilities held by one of the Company’s Spanish subsidiaries are subject to certain financial ratios, which include minimum net equity and net debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratios. At September 28, 2012 and December 31, 2011, the Company was in compliance with all material covenants under these facilities.
ROW Credit Facilities
The Company’s ROW credit facilities are summarized in the table below:

	ROW Credit Facilities
(in millions)	September 28, 2012	December 31, 2011
Outstanding borrowings	$192.7	$118.0
Undrawn availability	269.2	270.1
Interest rate – weighted average	4.2%	3.8%
Maturity date	Various
The Company’s ROW credit facilities are short term loans utilized for working capital purposes. Certain credit facilities are subject to financial covenants. The Company was in compliance with all material covenants under these facilities as of September 28, 2012 and December 31, 2011.

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

Tables of Contents

Fair Value of Derivatives Instruments
The notional amounts and fair values of derivatives designated as cash flow hedges and derivatives not designated as cash flow hedges at September 28, 2012 and December 31, 2011 are shown below (in millions).

	September 28, 2012			December 31, 2011
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset (1)	Liability (2)		Asset (1)	Liability (2)
Derivatives designated as cash flow hedges:
Interest rate swaps	$17.6	$—	$0.3	$32.1	$—	$0.6
Commodity futures	50.3	1.7	0.8	216.1	3.8	14.0
Foreign currency exchange	49.3	0.4	0.6	55.4	0.4	1.1
		$2.1	$1.7		$4.2	$15.7
Derivatives not designated as cash flow hedges:
Commodity futures	$197.6	$8.6	$2.5	$133.0	$2.4	$12.6
Foreign currency exchange	260.8	2.3	5.3	321.7	4.1	7.9
		$10.9	$7.8		$6.5	$20.5

(1)	Balance recorded in “Prepaid expenses and other” and “Other non-current assets”

(2)	Balance recorded in “Accrued liabilities” and “Other liabilities”
Depending on the extent of an unrealized loss position on a derivative contract held by the Company, certain counterparties may require collateral to secure the Company’s derivative contract position. As of September 28, 2012, there were no contracts held by the Company that required collateral to secure the Company’s derivative liability positions. At December 31, 2011, there were contracts held by the Company that required $0.7 million in collateral to secure the Company’s derivative liability positions.

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

	Three Fiscal Months Ended September 28, 2012
(in millions)	Effective Portion Recognized in Accumulated OCI Gain /(Loss)	Reclassified from Accumulated OCI Gain / (Loss)	Ineffective Portion and Amount Excluded from Effectiveness Testing Gain / (Loss) (1)	Location
Derivatives designated as cash flow hedges:
Interest rate swaps	$(0.1)	$—	$—	Interest expense
Commodity futures	6.2	(3.9)	0.1	Cost of sales
Foreign currency exchange	(0.3)	0.2	—	Other income (expense)
	$5.8	$(3.7)	$0.1

	Nine Fiscal Months Ended September 28, 2012
(in millions)	Effective Portion Recognized in Accumulated OCI Gain /(Loss)	Reclassified from Accumulated OCI Gain / (Loss)	Ineffective Portion and Amount Excluded from Effectiveness Testing Gain / (Loss) (1)	Location
Derivatives designated as cash flow hedges:
Interest rate swaps	$0.2	$—	$—	Interest expense
Commodity futures	6.1	(3.8)	(0.3)	Cost of sales
Foreign currency exchange	(0.4)	(0.7)	—	Other income (expense)
	$5.9	$(4.5)	$(0.3)

Tables of Contents

	Three Fiscal Months Ended September 30, 2011
(in millions)	Effective Portion Recognized in Accumulated OCI Gain / (Loss)	Reclassified from Accumulated OCI Gain / (Loss)	Ineffective Portion and Amount Excluded from Effectiveness Testing Gain / (Loss) (1)	Location
Derivatives designated as cash flow hedges:
Interest rate swaps	$(0.3)	$—	$(0.1)	Interest expense
Commodity futures	(50.2)	5.7	(0.5)	Cost of sales
Foreign currency exchange	0.9	—	—	Other income (expense)
	$(49.6)	$5.7	$(0.6)

	Nine Fiscal Months Ended September 30, 2011
(in millions)	Effective Portion Recognized in Accumulated OCI Gain / (Loss)	Reclassified from Accumulated OCI Gain / (Loss)	Ineffective Portion and Amount Excluded from Effectiveness Testing Gain / (Loss) (1)	Location
Derivatives designated as cash flow hedges:
Interest rate swaps	$(0.6)	$—	$(0.3)	Interest expense
Commodity futures	(54.3)	26.6	(0.5)	Cost of sales
Foreign currency exchange	2.3	0.3	0.1	Other income (expense)
	$(52.6)	$26.9	$(0.7)

(1)	The ineffective portion and the amount excluded from effectiveness testing for all derivatives designated as cash flow hedges is recognized in other income and expense.
For derivative instruments that are not designated as cash flow hedges, the unrealized gain or loss on the derivatives is reported in current earnings. For the three fiscal months ended September 28, 2012 and September 30, 2011, the Company recorded a gain of $8.1 million and a loss of $6.7 million, respectively, and for the nine fiscal months ended September 28, 2012 and September 30, 2011, the Company recorded a gain of $7.8 million and a loss of $0.3 million, respectively, for derivative instruments not designated as cash flow hedges in other income and expense on the condensed consolidated statements of operations and comprehensive income (loss). A pre-tax gain of $0.7 million is expected to be reclassified into earnings from other comprehensive income in the next twelve months.
Other Forward Pricing Agreements
In the normal course of business, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exception because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At September 28, 2012 and December 31, 2011, the Company had $34.3 million and $36.3 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At September 28, 2012 and December 31, 2011, the fair value of these arrangements was $35.7 million and $35.3 million, respectively, and the Company had an unrealized gain of $1.4 million and an unrealized loss of $1.0 million, respectively, related to these transactions. The Company believes the unrealized gains (losses) under these agreements will be largely offset as a result of firm sales price commitments with customers. Depending on the extent of the unrealized loss position on certain forward pricing agreements, certain counterparties may require collateral to secure the Company’s forward purchase agreements. There were no funds posted as collateral as of September 28, 2012 or December 31, 2011.

11.	Income Taxes
During the third quarter of 2012, the Company accrued approximately $13.2 million of income tax expense for uncertain tax positions likely to be taken in the current year and for interest and penalties on tax positions taken in prior periods, all of which would have a favorable impact on the effective tax rate, if recognized. The Company also accrued $1.4 million of tax expense for prior years uncertain tax positions, which would have a favorable impact on the effective tax rate, if recognized. The Company recognized a tax benefit of $1.3 million (including penalties and interest) in the third quarter of 2012 due primarily to the expiration of statute of limitations for certain tax exposures.

The Company files income tax returns in numerous tax jurisdictions around the world. Due to uncertainties regarding the timing and outcome of various tax audits, appeals and settlements, it is difficult to reliably estimate the amount of unrecognized tax benefits that could change within the next twelve months. The Company believes it is reasonably possible that approximately $6 million of unrecognized tax benefits could change within the next twelve months due to the resolution of tax audits and statute of limitations expiration.

Tax years that are open for examination and assessment by the Internal Revenue Service ("IRS") are 2007 through 2011. The IRS is currently in the process of examining the Company's 2007 through 2010 consolidated income tax returns. With limited exceptions, tax years prior to 2008 are no longer open in major foreign, state, or local tax jurisdictions.

In the third quarter of 2012, the Company updated its 2012 forecasts and substantially completed its 2013 global business planning process, which indicated continuing weakness in its Iberian market and business. After weighing all positive and negative evidence, including the three year cumulative loss position, and factoring in prudent and feasible tax  planning strategies, management judged that it was not more likely than not that a future tax benefit for the deferred tax assets of its Spanish and Portuguese business units would be realized. Tax expense of $11.5 million was recorded in 2012 to establish a full valuation allowance against Spanish and Portuguese deferred tax assets, of which $1.8 million related to the beginning of the year net deferred tax asset position.

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

The components of net periodic benefit cost for pension benefits were as follows (in millions):

	Three Fiscal Months Ended
	September 28, 2012		September 30, 2011
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$0.4	$0.8	$0.4	$0.8
Interest cost	1.9	1.4	2.1	1.5
Expected return on plan assets	(2.3)	(0.4)	(2.4)	(0.6)
Amortization of prior service cost	—	0.2	—	0.1
Amortization of net loss	2.1	0.3	1.1	0.3
Amortization of translation obligation	—	—	—	—
Settlement (gain) loss	—	—	—	—
Net pension expense	$2.1	$2.3	$1.2	$2.1

Tables of Contents

	Nine Fiscal Months Ended
	September 28, 2012		September 30, 2011
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1.2	$2.4	$1.2	$2.4
Interest cost	5.7	4.2	6.3	4.5
Expected return on plan assets	(6.9)	(1.4)	(7.2)	(1.8)
Amortization of prior service cost	—	0.6	0.1	0.3
Amortization of net loss	6.3	0.9	3.3	0.9
Amortization of translation obligation	—	—	—	0.2
Settlement (gain) loss	—	6.1	—	—
Net pension expense	$6.3	$12.8	$3.7	$6.5
 Defined benefit pension plan cash contributions for the three and nine fiscal months ended September 28, 2012 were $1.7 million and $5.2 million, respectively. Defined benefit pension plan cash contributions for the three and nine fiscal months ended September 30, 2011 were $16.0 million and $22.0 million, respectively.

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

Net postretirement benefit expense included the following components (in millions):

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Service cost	$—	$—	$—	$0.1
Interest cost	0.1	0.1	0.3	0.3
Net amortization and deferral	—	—	—	—
Net postretirement benefit expense	$0.1	$0.1	$0.3	$0.4
Defined Contribution Plans
Expense under both U.S. and non-U.S. defined contribution plans generally equals up to six percent of each eligible employee’s covered compensation based on the location and status of the employee. The net defined contribution plan expense recognized for the three and nine fiscal months ended September 28, 2012 was $2.3 million and $7.4 million, respectively. The net defined contribution plan expense recognized for the three and nine fiscal months ended September 30, 2011 was $2.1 million and $6.9 million, respectively.

13.	Total Equity
General Cable is authorized to issue 200 million shares of common stock and 25 million shares of preferred stock. Condensed consolidated statements of changes in total equity are presented below for the nine months ended September 28, 2012 and September 30, 2011 (in millions):

Tables of Contents

	General Cable Total Equity
	Total Equity	Preferred Stock Amount	Common Stock Amount	Add’l Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-Controlling Interest
Balance, December 31, 2011	$1,461.7	$3.8	$0.6	$666.7	$(136.5)	$912.8	$(99.0)	$113.3
Comprehensive income (loss):
Net income (loss) including non-controlling interest	26.9					21.2		5.7
Foreign currency translation adj.	3.0						1.9	1.1
Gain (loss) defined benefit plan	(2.1)						(2.1)
Unrealized gain (loss) on financial instruments	6.7						6.5	0.2
Comprehensive income (loss)	34.5
Preferred stock dividend	(0.3)					(0.3)
Excess tax benefit from stock compensation	0.1			0.1
Dividends paid to non-controlling interest	(2.3)							(2.3)
Other – issuance pursuant to restricted stock, stock options and other	9.1			9.3	(0.2)
Balance, September 28, 2012	$1,502.8	$3.8	$0.6	$676.1	$(136.7)	$933.7	$(92.7)	$118.0

	General Cable Total Equity
	Total Equity	Preferred Stock Amount	Common Stock Amount	Add’l Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-Controlling Interest
Balance, December 31, 2010	$1,567.3	$3.8	$0.6	$652.8	$(74.0)	$847.1	$13.7	$123.3
Comprehensive income (loss):
Net income including noncontrolling interest	67.0					65.4		1.6
Foreign currency translation adj.	(24.9)						(23.0)	(1.9)
Gain (loss) defined benefit plan	—						0.9	(0.9)
Unrealized gain (loss) on financial instruments	(69.7)						(69.5)	(0.2)
Comprehensive income (loss)	(27.6)
Preferred stock dividend	(0.3)					(0.3)
Excess tax benefit from stock compensation	1.0			1.0
Dividends paid to non-controlling interest	(3.8)							(3.8)
Other – issuance pursuant to restricted stock, stock options and other	8.4			9.5	0.2			(1.3)
Balance, September 30, 2011	$1,545.0	$3.8	$0.6	$663.3	$(73.8)	$912.2	$(77.9)	$116.8
The components of accumulated other comprehensive income (loss) as of September 28, 2012 and December 31, 2011, respectively, consisted of the following (in millions):

	September 28, 2012		December 31, 2011
	Company Common Shareholders	Non-Controlling Interest	Company Common Shareholders	Non-Controlling Interest
Foreign currency translation adjustment	$(14.0)	$(17.2)	$(15.9)	$(18.3)
Change in fair value of pension benefit obligation, net of tax	(65.1)	(3.2)	(63.0)	(3.2)
Change in fair value of derivatives, net of tax	(21.2)	(0.4)	(27.7)	(0.6)
Company deferred stock held in rabbi trust, net of tax	7.3	—	7.3	—
Other	0.3	—	0.3	—
Accumulated other comprehensive income (loss)	$(92.7)	$(20.8)	$(99.0)	$(22.1)

Tables of Contents

Comprehensive income consists of the following (in millions):

	Three Fiscal Months Ended
	September 28, 2012		September 30, 2011
	Company Common Shareholders	Non-Controlling Interest	Company Common Shareholders	Non-Controlling Interest
Net income (1)	$(20.5)	$2.3	$(2.0)	$0.3
Currency translation gain (loss)	19.9	0.9	(87.2)	(3.2)
Change in fair value of pension benefit obligation, net of tax	—	—	0.2	(0.2)
Change in fair value of derivatives, net of tax	4.0	0.1	(49.5)	(0.2)
Comprehensive income (loss)	$3.4	$3.3	$(138.5)	$(3.3)

(1)	Net income before preferred stock dividend payments.

	Nine Fiscal Months Ended
	September 28, 2012		September 30, 2011
	Company Common Shareholders	Non-Controlling Interest	Company Common Shareholders	Non-Controlling Interest
Net income (1)	$21.2	$5.7	$65.4	$1.6
Currency translation gain (loss)	1.9	1.1	(23.0)	(1.9)
Change in fair value of pension benefit obligation, net of tax	(2.1)	—	0.9	(0.9)
Change in fair value of derivatives, net of tax	6.5	0.2	(69.5)	(0.2)
Comprehensive income (loss)	$27.5	$7.0	$(26.2)	$(1.4)

(1)	Net income before preferred stock dividend payments.
The Company maintains a deferred compensation plan (“Deferred Compensation Plan”) under the terms and conditions disclosed in the Company’s 2011 Amended Annual Report on Form 10-K/A. The Company accounts for the Deferred Compensation Plan in accordance with ASC 710 - Compensation–General as it relates to arrangements where amounts earned are held in a rabbi trust. The market value of mutual fund investments, nonvested and subsequently vested stock and restricted stock in the rabbi trust was $37.1 million and $31.9 million as of September 28, 2012 and December 31, 2011, respectively. The market value of the assets held by the rabbi trust, exclusive of the market value of the shares of the Company’s nonvested and subsequently vested restricted stock, restricted stock units held in the deferred compensation plan and Company stock investments by participants’ elections, at September 28, 2012 and December 31, 2011 was $17.4 million and $15.2 million, respectively, and is classified as “other non-current assets” in the condensed consolidated balance sheets. Amounts payable to the plan participants at September 28, 2012 and December 31, 2011, excluding the market value of the shares of the Company’s nonvested and subsequently vested restricted stock and restricted stock units held, were $19.5 million and $16.9 million, respectively, and are classified as “other liabilities” in the condensed consolidated balance sheets.

14.	Share-Based Compensation
General Cable has various plans that provide for granting options, restricted stock units and restricted stock to certain employees and independent directors of the Company and its subsidiaries. The Company recognizes compensation expense for share-based payments based on the fair value of the awards at the grant date. The table below summarizes compensation expense for the Company’s non-qualified stock options based on the fair value method estimated using the Black-Scholes valuation model, and non-vested stock awards, including restricted stock units, and performance-based non-vested stock awards based on the fair value method for the three and nine fiscal months ended September 28, 2012 and September 30, 2011 (in millions).

	Three Fiscal Months Ended
	September 28, 2012	September 30, 2011
Non-qualified stock option expense	$1.5	$1.2
Non-vested stock awards expense	2.2	1.8
Total pre-tax share-based compensation expense	$3.7	$3.0
Excess tax benefit on share-based compensation (1)	$—	$0.3

Tables of Contents

	Nine Fiscal Months Ended
	September 28, 2012	September 30, 2011
Non-qualified stock option expense	$4.4	$3.5
Non-vested stock awards expense	6.5	5.2
Total pre-tax share-based compensation expense	$10.9	$8.7
Excess tax benefit on share-based compensation (1)	$0.1	$1.0

(1)	Cash inflows (outflows) recognized as financing activities in the condensed consolidated statements of cash flows.
The Company records compensation expense related to non-vested stock awards as a component of selling, general and administrative expense. There have been no material changes in financial condition or operations that would affect the method or the nature of the share-based compensation recorded in the current period or the prior comparative periods.

15.	Shipping and Handling Costs
All shipping and handling amounts billed to a customer in a sales transaction are classified as revenue. Shipping and handling costs associated with storage and handling of finished goods and shipments to customers are included in cost of sales and totaled $40.6 million and $34.5 million, respectively, for the three fiscal months ended September 28, 2012 and September 30, 2011 and $109.6 million and $104.2 million, respectively, for the nine fiscal months ended September 28, 2012 and September 30, 2011.

16.	Earnings (Loss) Per Common Share
The Company applied the two-class method of computing basic and diluted earnings (loss) per share for the three and nine fiscal months ended September 28, 2012 and September 30, 2011. Historically and for the three and nine fiscal months ended September 28, 2012 and September 30, 2011, the Company did not declare, pay or otherwise accrue a dividend payable to the holders of the Company’s common stock or holders of unvested share-based payment awards (restricted stock). A reconciliation of the numerator and denominator of earnings (loss) per common share – basic to earnings (loss) per common share – assuming dilution is as follows (in millions, except per share data):

	Three Fiscal Months Ended		Nine Fiscal Months Ended
(in millions, except per share data)	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Earnings (loss) per common share – basic:
Net income (loss) for basic EPS computation (1)	$(20.6)	$(2.1)	$20.9	$65.1
Weighted average shares outstanding for basic EPS computation (2)	49.7	52.2	49.8	52.2
Earnings (loss) per common share – basic (3)	$(0.41)	$(0.04)	$0.42	$1.25
Earnings (loss) per common share – assuming dilution:
Net income (loss) attributable to Company common shareholders	$(20.6)	$(2.1)	$20.9	$65.1
Add: preferred stock dividends, if applicable	0.1	0.1	0.3	0.3
Net income (loss) for diluted EPS computation (1)	$(20.5)	$(2.0)	$21.2	$65.4
Weighted average shares outstanding including nonvested shares	49.7	52.2	49.8	52.2
Dilutive effect of convertible notes	—	—	—	0.8
Dilutive effect of stock options and restricted stock units	—	—	1.0	0.8
Dilutive effect of assumed conversion of preferred stock	—	—	0.4	0.4
Weighted average shares outstanding for diluted EPS computation (2)	49.7	52.2	51.2	54.2
Earnings (loss) per common share – assuming dilution	$(0.41)	$(0.04)	$0.41	$1.21

(1)	Numerator

(2)	Denominator

(3)	Under the two-class method, earnings (loss) per share – basic reflects undistributed earnings per share for both common stock and unvested share-based payment awards (restricted stock).
The Company was authorized by its Board of Directors on October 29, 2012 to renew its stock repurchase program in an amount up to $125 million of common stock. The stock repurchase program will be effective for one year. Stock purchases under this program may be made through the open market and privately negotiated transactions at times and in such amounts as deemed appropriate by a special committee appointed by the Board. Under the one year stock repurchase program that expired on

Tables of Contents

October 28, 2012, the Company purchased $1.2 million, or 50,000 common shares at an average price of $24.80 per share, during the nine months ended September 28, 2012. Under this same program, the Company purchased $62.5 million, or 2.5 million of common shares at an average price of $24.72, in the fourth quarter of 2011.

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

Regarding the 0.875% Convertible Notes, the average stock price threshold conditions had not been met as of September 28, 2012. At any such time in the future that threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earnings per share – assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price. In addition, shares underlying the warrants will be included in the weighted average shares outstanding – assuming dilution when the average stock price per share for a quarter exceeds the $76.00 strike price of the warrants, and shares underlying the note hedges, will not be included in the weighted average shares outstanding – assuming dilution because the impact of the shares will always be anti-dilutive.

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
Regarding the 1.00% Senior Convertible Notes, the average stock price threshold conditions had not been met as of September 28, 2012. At any such time in the future that threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earnings per share – assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price.

The following table provides examples of how changes in the Company’s stock price would require the inclusion of additional shares in the denominator of the weighted average shares outstanding – assuming dilution calculation for the 1.00% Senior Convertible Notes.

Tables of Contents

Share Price	Shares Underlying 1.00% Senior Convertible Notes	Total Treasury Method Incremental Shares (1)
$83.93	—	—
$93.93	13,425	13,425
$103.93	24,271	24,271
$113.93	33,213	33,213
$123.93	40,712	40,712
$133.93	47,091	47,091

(1)	Represents the number of incremental shares that must be included in the calculation of fully diluted shares under GAAP.
Regarding the Subordinated Convertible Notes, the average stock price threshold conditions had not been met as of September 28, 2012. The average stock price threshold conditions had not been met for the three months ended September 30, 2011. The average stock price threshold conditions had been met for the nine months ended September 30, 2011 and 0.8 million shares were considered issuable under the "treasury" method of accounting for the share dilution have been included in the Company's earnings per share calculation based upon the amount by which the nine months ended September 30, 2011 average stock price of $38.26 exceeded the conversion price. At any such time in the future that threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earnings per share – assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price.

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

Net revenues as shown below represent sales to external customers for each segment. Intersegment sales have been eliminated. For the three months ended September 28, 2012 and September 30, 2011, intersegment sales in North America were $5.3 million and $7.9 million, respectively. For the nine months ended September 28, 2012 and September 30, 2011 intersegment sales in North America were $22.2 million and $19.6 million, respectively. In Europe and Mediterranean, intersegment sales were $3.6 million and $15.7 million and in ROW, intersegment sales were $44.4 million and $62.7 million for the three and nine months ended September 28, 2012, respectively. In Europe and Mediterranean, intersegment sales were $9.3 million and $20.1 million, and in ROW, intersegment sales were $9.9 million and $28.6 million for the three and nine months ended September 30, 2011, respectively. The chief operating decision maker evaluates segment performance and allocates resources based on segment operating income. Segment operating income represents income from continuing operations before interest income, interest expense, other income (expense), other financial costs and income tax. Summarized financial information for the Company’s reportable segments for the three and nine fiscal months ended September 28, 2012 and September 30, 2011 is as follows:

Tables of Contents

	Three Fiscal Months Ended		Nine Fiscal Months Ended
(in millions)	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Net Sales:
North America	$563.6	$528.6	$1,652.8	$1,636.8
Europe and Mediterranean	417.5	442.1	1,277.4	1,334.4
ROW	519.5	547.1	1,481.0	1,526.4
Total	$1,500.6	$1,517.8	$4,411.2	$4,497.6
Segment Operating Income:
North America	$26.8	$27.7	$93.8	$104.5
Europe and Mediterranean	7.0	5.9	20.2	31.8
ROW	35.7	25.1	75.3	67.0
Total	$69.5	$58.7	$189.3	$203.3

(in millions)	September 28, 2012	December 31, 2011
Total Assets:
North America	$1,721.3	$1,026.8
Europe and Mediterranean	1,444.9	1,435.2
ROW	1,982.4	1,861.0
Total	$5,148.6	$4,323.0

Tables of Contents

18.	Commitments and Contingencies
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

At September 28, 2012 and December 31, 2011, the Company had an accrued liability of approximately $1.8 million and $1.9 million, respectively, for various environmental-related liabilities to the extent costs are known or can be reasonably estimated as its liability. American Premier Underwriters Inc., a former parent of the Company, agreed to indemnify the Company against all environmental-related liabilities arising out of the Company’s or its predecessors’ ownership or operation of the Indiana Steel & Wire Company and Marathon Manufacturing Holdings, Inc. businesses (which were divested by the Company), without limitation as to time or amount. While it is difficult to estimate future environmental-related liabilities accurately, the Company does not currently anticipate any material adverse impact on its results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.

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

As part of the acquisition of Silec Cable, S.A.S (“Silec”), which was acquired in December 2005, SAFRAN SA agreed to indemnify General Cable against environmental losses arising from breach of representations and warranties on environmental law compliance and against losses arising from costs General Cable could incur to remediate property acquired based on a directive of the French authorities to rehabilitate property in regard to soil, water and other underground contamination arising before the closing date of the purchase. These indemnities were for a six-year period ended in 2011 while General Cable operated the businesses subject to sharing of certain losses (with SAFRAN covering 100% of losses in year one, 75% in years two and three, 50% in year four, and 25% in years five and six). The indemnities were subject to an overall limit of 4.0 million euros. As of September 28, 2012 and December 31, 2011, there were no claims outstanding under this indemnity. In addition, SAFRAN SA agreed to indemnify the Company for the full amount of losses arising from, related to or attributable to practices, if any, that are similar to previous practices investigated by the French competition authority for alleged competition law violations related to medium and high voltage cable markets. The Company has asserted a claim under this indemnity against SAFRAN SA related to the European Commission’s Statement of Objections, which is described in more detail below, to preserve its rights should an unfavorable outcome occur.

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

In addition, Company subsidiaries have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by the Company. As of September 28, 2012, the Company was a defendant in approximately 29,062 cases brought in Federal District Courts throughout the United States. As of September 28, 2012 and December 31, 2011, the Company had accrued, on a gross basis, approximately $5.1 million, and as of September 28, 2012 and December 31, 2011, had recovered approximately $0.5 million and $0.6 million of insurance recoveries for these lawsuits, respectively. The net amount of $4.7 million and $4.5 million, as of September 28, 2012 and December 31, 2011, respectively, represents the Company's best estimate in order to cover resolution of current and future asbestos-related claims.

Tables of Contents

The components of the asbestos litigation reserve are current and future asbestos-related claims. The significant assumptions are: (1) the number of cases per state, (2) an estimate of the judgment per case per state, (3) an estimate of the percentage of cases per state that would make it to trial and (4) the estimated total liability percentage, excluding insurance recoveries, per case judgment. Management's estimates are based on the Company's historical experience with asbestos related claims. The Company's current history of asbestos claims does not provide sufficient and reasonable information to estimate a range of loss for potential future, unasserted asbestos claims because the number and the value of the alleged damages of such claims have not been consistent. As such, the Company does not believe a reasonably possible range can be estimated with respect to asbestos claims that may be filed in the future.

Settlement payments are made, and the asbestos reserve is relieved, when the Company receives a fully executed settlement release from the Plantiff's counsel. As of September 28, 2012 and September 30, 2011, aggregate settlement costs were $8.4 million and $7.7 million respectively. For the nine months ended September 28, 2012 and September 30, 2011, settlement costs totaled $0.5 million and $0.7 million, respectively. As of September 28, 2012 and September 30, 2011, aggregate litigation costs were $20.9 million and $19.1 million, respectively. For the nine months ended September 28, 2012 and September 30, 2011, litigation costs were $1.2 million and $1.7 million, respectively.

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

In March 2012, the Company received formal notice of a claim for damages arising from a transformer fire that occurred in December 2010 allegedly resulting in loss of equipment and some consequential damages at a metal processing facility in Iceland. The Company supplied and installed cables and terminations to the transformer, which was manufactured and installed by an independent third party, during 2006 and the first quarter of 2007. The Company's work was inspected and accepted by the customer in March 2007. In August 2012, the customer initiated arbitration proceedings before the ICC Tribunal with a request to arbitrate in Pennsylvania. In September, the Company initiated litigation in Pennsylvania state courts seeking a declaration that it is not liable for any damages associated with the alleged loss resulting from the transformer fire and seeking to enjoin the ICC arbitration proceedings. The Company believes it has substantial defenses to potential liability in regard to the transformer fire and claimed loss. At this time, the Company is unable to predict with any certainty an estimated range of damages or whether it will have any liability, if any, attributable to the transformer fire.

One of the Company's Brazilian subsidiaries is involved in an administrative proceeding with a state treasury office regarding

Tables of Contents

whether tax incentives granted to the Company by one Brazilian state are applicable to goods sold in another Brazilian state from September 2008 to December 31, 2009. The Company believes it correctly relied on the tax incentives granted and that it has substantial defenses to their disallowance by the Brazilian state claimant. The principal amount claimed to be due during the contested period is approximately $8 million which does not include penalties and interest which could be substantial. In September 2012, the 1st Chamber of the Administrative  Court found that the Company was not liable for any incentive tax payments claimed by the state treasury office. The decision is subject to appeal and the Company anticipates the state treasury office will do so.

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

The Company has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. At September 28, 2012, future minimum rental payments required under non-cancelable lease agreements during the twelve month periods beginning September 28, 2012 through September 29, 2017 are $38.3 million, $31.7 million, $28.9 million, $26.1 million and $21.0 million, respectively, and $13.7 million thereafter.
As of September 28, 2012, the Company had $52.2 million in letters of credit, $280.7 million in various performance bonds and $194.3 million in other guarantees. Other guarantees include bank guarantees and advance payment bonds. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self-insurance claims, defined benefit plan obligations, contract performance, quality and other various bank and financing guarantees. Advance payment bonds are often required by customers when the Company obtains advance payments to secure the production of cable for long term contracts. The advance payment bonds provide the customer protection on their deposit in the event that the Company does not perform under the contract. See “Liquidity and Capital Resources” within Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for excess availability under the Company’s various credit borrowings.

19.	Unconsolidated Affiliated Companies
Unconsolidated affiliated companies are those in which the Company generally owns less than 50 percent of the outstanding voting shares. The Company does not control these companies and accounts for its investments in them on the equity basis. The unconsolidated affiliated companies primarily manufacture or market wire and cable products in the ROW segment. The Company’s share of the income of these companies is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) under “Equity in earnings of affiliated companies.” For the three and nine fiscal months ended September 28, 2012, equity in earnings of affiliated companies was $0.5 million and $1.0 million, respectively. For the three and nine fiscal months ended September 30, 2011, equity in earnings of affiliated companies was $0.8 million and $2.2 million, respectively. The net investment in unconsolidated affiliated companies was $19.7 million and $18.6 million as of September 28, 2012 and December 31, 2011, respectively. As of September 28, 2012, the Company’s ownership percentage was as follows: PDTL Trading Company Ltd. 49%, Colada Continua Chilean, S.A. 41%, Minuet Realty Corp. 40%, Nostag GmbH & Co. KG 33%, Pakistan Cables Limited 24.6%, Keystone Electric Wire & Cable Co., Ltd. 20% and Thai Copper Rod Company Ltd. 18%.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in millions).

	Fair Value Measurement
	September 28, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Derivative assets	$—	$13.0	$—	$13.0	$—	$10.7	$—	$10.7
Equity securities	17.4	—	—	17.4	15.2	—	—	15.2
Total assets	$17.4	$13.0	$—	$30.4	$15.2	$10.7	$—	$25.9
Liabilities:
Derivative liabilities	$—	$9.5	$—	$9.5	$—	$36.2	$—	$36.2
Total liabilities	$—	$9.5	$—	$9.5	$—	$36.2	$—	$36.2
At September 28, 2012, there were no financial assets or financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). Similarly, there were no nonfinancial assets or nonfinancial liabilities measured at fair value on a non-recurring basis. There were also no transfers in and out of Level 1 and Level 2 fair value measurements to be disclosed.

The fair value of the Company's long-term debt, as noted in Note 9 - Long-Term Debt,  was estimated using quoted market prices where available. For long-term debt not actively traded, fair values were based on valuations from third-party banks and market quotations for similar types of borrowing arrangements.

21.	Supplemental Guarantor and Parent Company Condensed Financial Information
General Cable Corporation (“Parent Company”) and its U.S. and Canadian 100% owned subsidiaries (“Guarantor Subsidiaries”) fully and unconditionally guarantee the $600 million of 5.75% senior notes due in 2022, the $10.6 million of 1.00% Senior Convertible Notes, the $355 million of 0.875% Convertible Notes, the $200 million of 7.125% Senior Notes due in 2017 and the $125 million of Senior Floating Rate Notes due in 2015 of the Parent Company on a joint and several basis. The following tables present financial information about the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries in millions. Intercompany transactions are eliminated.
In December 2012, the Canadian subsidiaries became non-guarantor subsidiaries due to amendments of the Revolving Credit Facility. This change will be reflected in the Company's 2012 Form 10-K.
The following tables present financial information about the Parent Company, Guarantor Subsidiaries and non-guarantor subsidiaries in millions. Intercompany transactions are eliminated.

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss)
Three Fiscal Months Ended September 28, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$548.7	$951.9	$—	$1,500.6
Intercompany	13.5	—	45.8	(59.3)	—
	13.5	548.7	997.7	(59.3)	1,500.6
Cost of sales	—	485.6	897.8	(45.8)	1,337.6
Gross profit	13.5	63.1	99.9	(13.5)	163.0
Selling, general and administrative expenses	11.1	39.1	56.8	(13.5)	93.5
Operating income	2.4	24.0	43.1	—	69.5
Other income (expense)	—	1.0	8.3	—	9.3
Interest income (expense):
Interest expense	(16.5)	(24.3)	(10.3)	26.1	(25.0)
Interest income	22.8	3.3	1.3	(26.1)	1.3
	6.3	(21.0)	(9.0)	—	(23.7)
Income before income taxes	8.7	4.0	42.4	—	55.1
Income tax (provision) benefit	(3.9)	(6.3)	(63.6)	—	(73.8)
Equity in net income of subsidiaries and affiliated companies	(25.3)	(23.0)	—	48.8	0.5
Net income (loss) including non-controlling interest	(20.5)	(25.3)	(21.2)	48.8	(18.2)
Less: preferred stock dividends	0.1	—	—	—	0.1
Less: net income attributable to non-controlling interest	—	—	2.3	—	2.3
Net income (loss) attributable to Company common shareholders	$(20.6)	$(25.3)	$(23.5)	$48.8	$(20.6)
Comprehensive income (loss)	$(19.5)	$(42.9)	$20.3	$48.8	$6.7

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss)
Nine Fiscal Months Ended September 28, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,615.5	$2,795.7	$—	$4,411.2
Intercompany	42.4	—	68.9	(111.3)	—
	42.4	1,615.5	2,864.6	(111.3)	4,411.2
Cost of sales	—	1,413.9	2,585.2	(68.9)	3,930.2
Gross profit	42.4	201.6	279.4	(42.4)	481.0
Selling, general and administrative expenses	34.2	110.7	189.2	(42.4)	291.7
Operating income	8.2	90.9	90.2	—	189.3
Other income (expense)	—	0.2	2.4	—	2.6
Interest income (expense):
Interest expense	(48.4)	(70.2)	(33.1)	76.8	(74.9)
Interest income	66.7	9.6	5.1	(76.8)	4.6
	18.3	(60.6)	(28.0)	—	(70.3)
Income (loss) before income taxes	26.5	30.5	64.6	—	121.6
Income tax (provision) benefit	(10.3)	(17.2)	(68.2)	—	(95.7)
Equity in net income (loss) of subsidiaries	5.0	(8.3)	—	4.3	1.0
Net income (loss) including non-controlling interest	21.2	5.0	(3.6)	4.3	26.9
Less: preferred stock dividends	0.3	—	—	—	0.3
Less: net income attributable to non-controlling interest	—	—	5.7	—	5.7
Net income (loss) applicable to Company common shareholders	$20.9	$5.0	$(9.3)	$4.3	$20.9
Comprehensive income (loss)	$22.4	$(17.4)	$25.2	$4.3	$34.5

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss)
Three Fiscal Months Ended September 30, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$518.4	$999.4	$—	$1,517.8
Intercompany	14.4	—	15.7	(30.1)	—
	14.4	518.4	1,015.1	(30.1)	1,517.8
Cost of sales	—	459.2	922.6	(15.7)	1,366.1
Gross profit	14.4	59.2	92.5	(14.4)	151.7
Selling, general and administrative expenses	11.5	34.5	61.4	(14.4)	93.0
Operating income	2.9	24.7	31.1	—	58.7
Other income (expense)	(0.1)	(2.4)	(29.0)	—	(31.5)
Interest income (expense):
Interest expense	(15.8)	(17.4)	(11.1)	18.9	(25.4)
Interest income	15.8	3.0	2.3	(18.9)	2.2
	—	(14.4)	(8.8)	—	(23.2)
Income (loss) before income taxes	2.8	7.9	(6.7)	—	4.0
Income tax (provision) benefit	(1.0)	(0.2)	(5.3)	—	(6.5)
Equity in net income (loss) of subsidiaries	(3.8)	(11.5)	0.1	16.0	0.8
Net income (loss) including non-controlling interest	(2.0)	(3.8)	(11.9)	16.0	(1.7)
Less: preferred stock dividends	0.1	—	—	—	0.1
Less: net income (loss) attributable to non-controlling interest	—	—	0.3	—	0.3
Net income (loss) applicable to Company common shareholders	$(2.1)	$(3.8)	$(12.2)	$16.0	$(2.1)
Comprehensive income (loss)	$(4.6)	$(37.9)	$(115.3)	$16.0	$(141.8)

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss)
Nine Fiscal Months Ended September 30, 2011

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,600.8	$2,896.8	$—	$4,497.6
Intercompany	42.2	—	38.7	(80.9)	—
	42.2	1,600.8	2,935.5	(80.9)	4,497.6
Cost of sales	—	1,397.9	2,653.4	(38.7)	4,012.6
Gross profit	42.2	202.9	282.1	(42.2)	485.0
Selling, general and administrative expenses	33.5	108.6	181.8	(42.2)	281.7
Operating income	8.7	94.3	100.3	—	203.3
Other income (expense)	(0.1)	(1.8)	(26.5)	—	(28.4)
Interest income (expense):
Interest expense	(47.1)	(55.4)	(32.4)	61.9	(73.0)
Interest income	52.6	9.0	6.5	(61.9)	6.2
	5.5	(46.4)	(25.9)	—	(66.8)
Income (loss) before income taxes	14.1	46.1	47.9	—	108.1
Income tax (provision) benefit	(5.2)	(18.4)	(19.7)	—	(43.3)
Equity in net income of subsidiaries	56.5	28.8	0.1	(83.2)	2.2
Net income including non-controlling interest	65.4	56.5	28.3	(83.2)	67.0
Less: preferred stock dividends	0.3	—	—	—	0.3
Less: net income attributable to non-controlling interest	—	—	1.6	—	1.6
Net income applicable to Company common shareholders	$65.1	$56.5	$26.7	$(83.2)	$65.1
Comprehensive income (loss)	$64.1	$45.7	$(54.2)	$(83.2)	$(27.6)

Tables of Contents

Condensed Balance Sheets
September 28, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$394.5	$28.9	$462.1	$—	$885.5
Receivables, net of allowances	—	376.9	941.1	—	1,318.0
Inventories, net	—	498.9	737.2	—	1,236.1
Deferred income taxes	—	23.8	10.6	—	34.4
Prepaid expenses and other	2.9	21.2	92.3	—	116.4
Total current assets	397.4	949.7	2,243.3	—	3,590.4
Property, plant and equipment, net	0.3	254.4	832.6	—	1,087.3
Deferred income taxes	—	1.9	24.4	—	26.3
Intercompany accounts	1,463.5	387.9	46.2	(1,897.6)	—
Investment in subsidiaries	1,108.2	1,382.2	—	(2,490.4)	—
Goodwill	—	0.8	169.5	—	170.3
Intangible assets, net	—	9.0	175.7	—	184.7
Unconsolidated affiliated companies	—	13.8	5.9	—	19.7
Other non-current assets	17.5	26.1	26.3	—	69.9
Total assets	$2,986.9	$3,025.8	$3,523.9	$(4,388.0)	$5,148.6
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$149.4	$852.5	$—	$1,001.9
Accrued liabilities	8.6	138.2	265.8	—	412.6
Current portion of long-term debt	10.6	—	220.7	—	231.3
Total current liabilities	19.2	287.6	1,339.0	—	1,645.8
Long-term debt	1,429.6	—	36.2	—	1,465.8
Deferred income taxes	152.2	2.6	123.4	—	278.2
Intercompany accounts	—	1,509.7	387.9	(1,897.6)	—
Other liabilities	1.1	117.7	137.2	—	256.0
Total liabilities	1,602.1	1,917.6	2,023.7	(1,897.6)	3,645.8
Total Company shareholders’ equity	1,384.8	1,108.2	1,382.2	(2,490.4)	1,384.8
Non-controlling interest	—	—	118.0	—	118.0
Total liabilities and equity	$2,986.9	$3,025.8	$3,523.9	$(4,388.0)	$5,148.6

Tables of Contents

Condensed Balance Sheets
December 31, 2011

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$0.1	$12.4	$421.6	$—	$434.1
Receivables, net of allowances	—	247.0	833.9	—	1,080.9
Inventories	—	436.3	749.2	—	1,185.5
Deferred income taxes	—	25.4	17.8	—	43.2
Prepaid expenses and other	1.8	23.5	74.7	—	100.0
Total current assets	1.9	744.6	2,097.2	—	2,843.7
Property, plant and equipment, net	0.4	186.3	837.1	—	1,023.8
Deferred income taxes	—	1.9	14.3	—	16.2
Intercompany accounts	1,210.4	378.4	40.1	(1,628.9)	—
Investment in subsidiaries	1,098.0	1,327.1	—	(2,425.1)	—
Goodwill	—	0.8	167.3	—	168.1
Intangible assets, net	—	3.3	178.3	—	181.6
Unconsolidated affiliated companies	—	12.6	6.0	—	18.6
Other non-current assets	8.2	23.4	39.4	—	71.0
Total assets	$2,318.9	$2,678.4	$3,379.7	$(4,054.0)	$4,323.0
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$100.1	$846.4	$—	$946.5
Accrued liabilities	6.4	102.8	310.8	—	420.0
Current portion of long-term debt	10.1	—	146.2	—	156.3
Total current liabilities	16.5	202.9	1,303.4	—	1,522.8
Long-term debt	813.5	34.9	44.2	—	892.6
Deferred income taxes	139.4	(18.1)	78.7	—	200.0
Intercompany accounts	—	1,250.5	378.4	(1,628.9)	—
Other liabilities	1.1	110.2	134.6	—	245.9
Total liabilities	970.5	1,580.4	1,939.3	(1,628.9)	2,861.3
Total Company shareholders’ equity	1,348.4	1,098.0	1,327.1	(2,425.1)	1,348.4
Non-controlling interest	—	—	113.3	—	113.3
Total liabilities and equity	$2,318.9	$2,678.4	$3,379.7	$(4,054.0)	$4,323.0

Tables of Contents

Condensed Statements of Cash Flows
Nine Fiscal Months Ended September 28, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$37.3	$13.9	$31.0	$—	$82.2
Cash flows of investing activities:
Capital expenditures	—	(18.4)	(71.6)	—	(90.0)
Proceeds from properties sold	—	0.2	4.2	—	4.4
Acquisitions, net of cash acquired	—	(172.6)	(6.9)	—	(179.5)
Other	—	(45.8)	45.7	—	(0.1)
Net cash flows of investing activities	—	(236.6)	(28.6)	—	(265.2)
Cash flows of financing activities:
Preferred stock dividends paid	(0.3)	—	—	—	(0.3)
Excess tax benefits from stock-based compensation	0.1	—	—	—	0.1
Intercompany accounts	(242.7)	272.9	(30.2)	—	—
Proceeds from other debt	—	692.4	571.9	—	1,264.3
Repayments of other debt	—	(727.3)	(512.5)	—	(1,239.8)
Issuance of long-term debt	600.0	—	—	—	600.0
Dividends paid to non-controlling interest	—	—	(2.3)	—	(2.3)
Purchase of treasury shares	(1.2)				(1.2)
Proceeds from exercise of stock options	0.1	—	—	—	0.1
Net cash flows of financing activities	356.0	238.0	26.9	—	620.9
Effect of exchange rate changes on cash and cash equivalents	1.1	1.2	11.2	—	13.5
Increase (decrease) in cash and cash equivalents	394.4	16.5	40.5	—	451.4
Cash and cash equivalents – beginning of period	0.1	12.4	421.6	—	434.1
Cash and cash equivalents – end of period	$394.5	$28.9	$462.1	$—	$885.5

Tables of Contents

Condensed Statements of Cash Flows
Nine Fiscal Months Ended September 30, 2011

	Parent		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations		Total
Net cash flows of operating activities	$27.5		$9.7		$(76.4)		$—		$(39.2)
Cash flows of investing activities:
Capital expenditures	(0.2)		(14.5)		(71.5)		—		(86.2)
Proceeds from properties sold	—		0.1		2.8		—		2.9
Acquisitions, net of cash acquired	—		—		—		—		—
Other	—		(16.9)		17.6		—		0.7
Net cash flows of investing activities	(0.2)		(31.3)		(51.1)		—		(82.6)
Cash flows of financing activities:
Preferred stock dividends paid	(0.3)		—		—		—		(0.3)
Excess tax benefits from stock-based compensation	1.0		—		—		—		1.0
Intercompany accounts	(58.1)		8.9		49.2		—		—
Proceeds from other debt	—	Proceeds from other debt	687.6	Proceeds from other debt	518.8	Proceeds from other debt	—	Proceeds from other debt	1,206.4
Repayments of other debt	—		(666.7)		(467.5)		—		(1,134.2)
Dividends paid to non-controlling interests	—		—		(3.8)		—		(3.8)
Proceeds from exercise of stock options	1.2		—		—		—		1.2
Net cash flows of financing activities	(56.2)		29.8		96.7		—		70.3
Effect of exchange rate changes on cash and cash equivalents	—		(0.6)		10.0		—		9.4
Increase (decrease) in cash and cash equivalents	(28.9)		7.6		(20.8)		—		(42.1)
Cash and cash equivalents - beginning of period	29.0		8.0		421.7		—		458.7
Cash and cash equivalents - end of period	$0.1		$15.6		$400.9		$—		$416.6
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

Tables of Contents

A summary of cash and non-cash transactions of the Parent Company’s intercompany account is provided below for the nine fiscal months ended September 28, 2012 and the twelve months ended December 31, 2011:

(in millions)	September 28, 2012	December 31, 2011
Beginning Balance	$1,210.4	$1,169.7
Non-cash transactions
Deferred tax	2.5	8.0
Equity based awards	10.6	12.7
Foreign currency and other	(2.7)	(1.0)
Cash transactions	242.7	21.0
Ending Balance	$1,463.5	$1,210.4
Dividends
There were no cash dividend payments to the Parent Company from the Guarantor Subsidiaries in the nine fiscal months ended September 28, 2012 or September 30, 2011.
Parent Company Long-Term Debt
At September 28, 2012 and December 31, 2011, the Parent Company was party to the following long-term financing arrangements:

(in millions)	September 28, 2012	December 31, 2011
5.75% Senior Notes due 2022	$600.0	$—
Subordinated Convertible Notes due 2029	429.5	429.5
Debt discount on Subordinated Convertible Notes due 2029	(263.4)	(264.4)
1.00% Senior Convertible Notes due 2012	10.6	10.6
Debt discount on 1.00% Senior Convertible Notes due 2012	—	(0.5)
0.875% Convertible Notes due 2013	355.0	355.0
Debt discount on 0.875% Convertible Notes due 2013	(25.5)	(40.6)
7.125% Senior Notes due 2017	200.0	200.0
Senior Floating Rate Notes	125.0	125.0
Other	9.0	9.0
Total Parent Company debt	1,440.2	823.6
Less current maturities	10.6	10.1
Parent Company Long-term debt	$1,429.6	$813.5

(in millions)	Q3 2013	Q3 2014	Q3 2015	Q3 2016	Q3 2017
Debt maturities twelve month period ending	$10.6	$329.5	$125.0	$—	$—
For long-term debt related to the Parent Company, refer to Footnote 9 "Long-Term Debt" of the Notes to the Condensed Consolidated Financial Statements.
Commitments and Contingencies
For contingencies and guarantees related to the Parent Company, refer to Note 18 "Commitments and Contingencies" of the Notes to the Condensed Consolidated Financial Statements.

22.	Subsequent Events
As noted in Note 9, the Company used part of the proceeds of the 5.75% Senior Notes to redeem the $200.0 million of 7.125% Senior Fixed Rate Notes that were to mature in April 2017.  On October 12, 2012, the Company completed the redemption of the 7.125% Senior Fixed Rate Notes and repaid the principal, a redemption premium and interest totaling $207.6 million.

On October 15, 2012, the Company repaid the $10.6 million of the 1.00% Senior Convertible Notes outstanding and those obligations have been retired.

In December 2012, the Company's Canadian subsidiaries became were released as guarantors under certain of the Company's notes due to amendments to the Company's Revolving Credit Facility. This change will be reflected in the Company's 2012 Form 10-K.
The Company completed the following acquisitions after the balance sheet date, September 28, 2012. The acquisitions have no effect on the condensed consolidated financial statements as of or for the three or nine months ended September 28, 2012:
Productoria de Cables Procables S.A.S. (“Procables”)
On October 1, 2012, the Company acquired 60% of Procables from the existing shareholders (the “Seller” or “Minority Shareholder”) who maintained control of the remaining 40% of the shares for $27.4 million which was retained by the Company of which $24.0 million was used to pay down the assumed existing debt of $48.1 million. For a 36-month period commencing on the expiration of the no-transfer period of four years, the Minority Shareholder may exercise a put option to sell all of their shares, 40% of the shares, to the Company. The Company shall be irrevocably obligated to purchase the shares ("Put Option"). In addition, the Company has a call option ("Call Option") to purchase the additional 40% of the shares. For a 36-month period commencing on the expiration of the no-transfer period of four years, the Company may exercise a Call Option right to purchase all of the Sellers' shares (the remaining 40%). The consideration to be exchanged, per share in the event of a Put Option or Call Option shall be the higher of the following (1) the final per share purchase price; or (2) a price per Share based on the Company's enterprise value equal to seven times the average of its earnings before interest, taxes, depreciation and amortization (“EBITDA”) over the two most recently audited year-end financial statements immediately prior to the option being exercised, minus the 12-month average Net Indebtedness of the Company for the most recent audited fiscal year (“EBITDA average”). The Company expensed $0.6 million in fees and expenses related to the acquisition, reported within SG&A.
Procables employs over 500 employees, through its two manufacturing facilities in Bogota and Barranquilla in ROW, and offers a broad range of wire and cable products, including low and medium voltage power cables, building wire, industrial, communications, and bare aluminum conductors as well as operating copper and aluminum rod mills. The acquisition of Procables is expected to enhance the Company's presence in the Andean Region, create synergies, increase production capacity and complement the Company's current investments in ROW. In 2011, the last full year before the acquisition, Procables reported revenues of $120 million. Procables will be consolidated in the ROW operating segment.
The following table represents a preliminary purchase price allocation based on the estimated fair values, or other measurements as applicable, of the assets acquired and the liabilities assumed, in millions:

October 1, 2012
Cash	$28.8
Accounts receivable (1)	28.2
Inventories	19.3
Property, plant and equipment	27.0
Intangible assets	10.6
Goodwill	3.7
Other current and noncurrent assets	4.4
Total assets	$122.0
Current liabilities	$67.8
Other liabilities	8.5
Total liabilities	$76.3
Redeemable noncontrolling interest	$18.3
(1) Accounts receivable is gross contractual value. As of the acquisition date, the fair value of accounts receivable approximated carrying value.
The primary factor which contributed to an acquisition price in excess of the fair value of net assets acquired and the establishment of goodwill was the strategy to enhance the Company's presence in this strategically important market in the Andean Region further solidifying the Company's geographic coverage throughout the Americas which is one of the most extensive in the wire and cable industry. The resulting goodwill is not amortizable for tax purposes.
The amount of net sales and operating loss included in the Company's actual consolidated results of operations from the acquisition of Procables were $33.2 million and $0.4 million, respectively, for the year ended December 31, 2012.
Prestolite Wire, LLC ("Prestolite")
On November 2, 2012, the Company acquired "Prestolite" for $59.5 million. The operations include two manufacturing locations in Paragould, Arkansas and Nogales, Mexico. The Company expensed $0.6 million in fees and expenses related to the acquisition, reported within SG&A.
Through its manufacturing facilities in the United States and Mexico the business offers a broad range of wire and cable and wire harness products serving predominately transportation OEMs, tier 1 wire harness manufacturers and distribution customers. Prestolite employs over 700 employees. In 2011, the last full year before the acquisition, Prestolite reported revenues of $170 million. Prestolite will be consolidated in the North American operating segment.

The following table represents a preliminary purchase price allocation based on the estimated fair values, or other measurements as applicable, of the assets acquired and the liabilities assumed, in millions:

November 2, 2012
Cash	$0.7
Accounts receivable (1)	22.7
Inventories	17.3
Property, plant and equipment	24.6
Intangible assets	11.7
Goodwill	7.8
Other current and noncurrent assets	2.0
Total assets	$86.8
Current liabilities	$20.1
Other liabilities	7.2
Total liabilities	$27.3
(1) Accounts receivable is gross contractual value. As of the acquisition date, the fair value of accounts receivable approximated carrying value.
The primary factors that contributed to the acquisition price in excess of the fair value of net assets acquired and the establishment of goodwill were the Company's ability to strategically grow its business with existing customers to capitalize on greater opportunities to offer existing products to new markets, and strengthening of its market strategies for both new and existing specialty industrial OEM and distribution customers. A portion of the goodwill is amortizable for tax purposes.
The amount of net sales and operating income included in the Company's actual consolidated results of operations from the acquisition of Prestolite were $27.5 million and $0.9 million, respectively, for the year ended December 31, 2012.
Alcan Cable China
On December 3, 2012, the Company completed the acquisition of the Chinese business of Alcan Cable ("Alcan Cable China"), a related business of Alcan Cable North America, for $57.7 million . The Company expensed $1.1 million in fees and expenses related to the acquisition, reported within SG&A. The final purchase price is subject to further customary adjustments primarily related to working capital levels.
Alcan Cable China employs over 300 employees in China and is expected to create synergies, expand the range of product offerings, increase production capacity and complement the Company's current investment in China. In 2011, the last full year before the acquisition, Alcan Cable China reported net sales of approximately $65 million. Alcan Cable China will be consolidated in the ROW operating segment.
The following table represents a preliminary purchase price allocation based on the estimated fair values, or other measurements as applicable, of the assets acquired and the liabilities assumed, in millions:

December 3, 2012
Cash	$8.4
Accounts receivable (1)	8.5
Inventories	20.5
Property, plant and equipment	58.8
Intangible assets	—
Goodwill	—
Other current and noncurrent assets	0.2
Total assets	$96.4
Current liabilities	$18.6
Other liabilities	20.1
Total liabilities	$38.7
(1) Accounts receivable is gross contractual value. As of the acquisition date, the fair value of accounts receivable approximated carrying value.

The amount of net sales and operating income included in the Company's actual consolidated results of operations from the acquisition of Alcan Cable China were $6.7 million and $0.3 million, respectively, for the year ended December 31, 2012.
The Company has not yet finalized portions of the valuation of tangible and intangible property and certain deferred tax assets and liabilities for the aforementioned acquisitions; however, the impact of any subsequent adjustments is expected to be immaterial to the Company's Consolidated Statement of Operations and Comprehensive Income (Loss), Consolidated Balance Sheets and Consolidated Statements of Cash Flows.

The Venezuelan government announced the official exchange rate of its currency would be adjusted from 4.3 BsF per U.S. dollar to 6.3 BsF per U.S. dollar, effective February 13, 2013. In addition, Venezuelan officials announced that they would be discontinuing the SITME system. The Company believes that the new official rate of 6.3 bolivars to one USD will be the rate that the Company will be allowed to use to repatriate cash from Venezuela. While the Company continues to evaluate the impact of these actions by the Venezuelan government these actions are expected to result in a one-time charge in the first quarter of 2013 primarily related to the Company's remeasurement of its local balance sheet on the date of the devaluation. The non-recurring pre-tax charge in the first quarter of 2013 is expected to be in the range of $42 million which will be recorded as other expense. There was no impact to the Company's 2012 results of operations or cash flows.
23.     Restatement of Condensed Consolidated Financial Statements (Unaudited)
On October 29, 2012, the Company announced that it had identified historical accounting errors relating to inventory. The inventory accounting issues resulted in understated cost of sales and overstated inventory balances for the years ended December 31, 2011, 2010 and 2009. For the years ended December 31, 2011, 2010, 2009, and 2008, for the three and nine months ended September 30, 2011 cost of sales was understated by $17.9 million, $8.3 million, $5.6 million, $7.1 million, $4.7 million and $13.0 million, respectively. As of December 31, 2011, 2010, 2009 and 2008 and September 30, 2011 inventory balances were overstated by $40.0 million, $27.0 million, $17.4 million, $8.7 million and $43.2 million, respectively.
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
The Company is also restating inventory, property, plant and equipment, accumulated other comprehensive income and retained earnings to correct two additional accounting errors associated with foreign currency adjustments, described below.
The Company incorrectly recorded foreign currency adjustments related to certain intercompany transactions between the Company's U.S. and Canadian subsidiaries in other comprehensive income rather than in retained earnings. The Company has corrected this error in the accompanying restated financial statements. As of December 31, 2011 and 2010, accumulated other comprehensive income was overstated, and retained earnings were understated, by $6.5 million, before consideration of the related income tax provision of $3.0 million.

The Company also made erroneous foreign currency adjustments related to inventory and property, plant and equipment within the Company's Mexican subsidiary. The Company has corrected this error in the accompanying financial statements. As of December 31, 2011, 2010 and 2009, inventory was overstated by $3.1 million and property plant and equipment was overstated by $5.0 million, while retained earnings were understated by $8.1 million. In addition, cost of sales is understated for the year ended December 31, 2009 by $8.1 million.
The following discloses each line item that is affected by the restatement of the Company's condensed consolidated financial statements as of and for the three and nine months ended September 30, 2011.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

	Three Fiscal Months Ended September 30, 2011
(in millions, except per share data)	As Previously Reported	Effect of Restatement	Restated
Cost of sales	$1,361.4	$4.7	$1,366.1
Gross profit	156.4	(4.7)	151.7
Operating income	63.4	(4.7)	58.7
Income before income taxes	8.7	(4.7)	4.0
Income tax (provision) benefit	(5.5)	(1.0)	(6.5)
Net income (loss) including noncontrolling interest	4.0	(5.7)	(1.7)
Net income (loss) attributable to Company common shareholders	3.6	(5.7)	(2.1)
Comprehensive income (loss)	(143.5)	1.7	(141.8)
Earnings (loss) per common share - basic	0.07	(0.11)	(0.04)
Earnings (loss) per common share - assuming dilution	0.07	(0.11)	(0.04)

	Nine Fiscal Months Ended September 30, 2011
(in millions, except per share data)	As Previously Reported	Effect of Restatement	Restated
Cost of sales	$3,999.6	$13.0	$4,012.6
Gross profit	498.0	(13.0)	485.0
Operating income	216.3	(13.0)	203.3
Income before income taxes	121.1	(13.0)	108.1
Income tax (provision) benefit	(42.1)	(1.2)	(43.3)
Net income (loss) including noncontrolling interest	81.2	(14.2)	67.0
Net income (loss) attributable to Company common shareholders	79.3	(14.2)	65.1
Comprehensive income (loss)	(18.3)	(9.3)	(27.6)
Earnings (loss) per common share - basic	1.52	(0.27)	1.25
Earnings (loss) per common share - assuming dilution	1.47	(0.26)	1.21
Condensed Consolidated Statements of Cash Flows:

	Nine Fiscal Months Ended September 30, 2011
(in millions)	As Previously Reported	Effect of Restatement	Restated
Net income (loss) including noncontrolling interests	$81.2	$(14.2)	$67.0
Deferred income taxes	(27.0)	0.1	(26.9)
(Increase) decrease in inventories	(159.0)	12.9	(146.1)
Increase (decrease) in Accounts Payable, Accrued and Other Liabilities	124.2	1.2	125.4
There was no impact to net cash flows from operating activities as a result of this restatement.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All of the financial information presented in this Item 2 has been adjusted to reflect the restatement of our condensed consolidated financial statements (unaudited) as of and for the three and nine fiscal months ended September 30, 2011. Specifically, we have restated our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows as of and for the three and nine fiscal months ended September 30, 2011. The restatement is more fully described in Note 23 - Restatement of Condensed Consolidated Financial Statements (Unaudited), which is included in Condensed Consolidated Financial Statements (Unaudited) in Item 1 of this Form 10-Q.

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
Significant Current Business Trends and Events
The wire and cable industry is competitive, mature and cost driven with minimal differentiation for many product offerings among industry participants from a manufacturing or technology standpoint. Starting in late 2010, the Company has benefited from a recovery in demand. However, demand and pricing levels generally remain low compared to the levels that were achieved prior to the impact of the global financial crisis and economic downturn that began in late 2007. The following are significant trends and events that occurred in the three and nine months ended September 28, 2012 that affected the Company's operating results:

The Company’s reported results are directly influenced by the price of copper, and to a lesser extent, aluminum. The price of copper and aluminum as traded on the London Metal Exchange (“LME”) and COMEX has historically been subject to considerable volatility. The Company continues to experience volatile commodity pricing, primarily copper and aluminum, as well as volatility in other cost inputs. Volatility in the price of copper and aluminum and other raw materials, as well as fuel and energy, may in turn lead to significant fluctuations in our cost of sales or revenues. A significant portion of the Company's electric utility and telecommunications business and, to a lesser extent, the Company's electrical infrastructure business has metal escalators and de-escalators included in customer contracts under a variety of price setting and recovery formulas. The remainder of the Company's business requires that volatility in the cost of metals be recovered through negotiated price changes with customers. In these instances, the ability to change the Company's selling prices may lag the movement in metal prices by a period of time as the customer price changes are implemented. Therefore, in the short-term, during periods of escalating raw material cost inputs, to the extent the Company is able to increase prices in the market to recover the higher raw material costs, the Company will generally experience an increase in gross profit from the sale of its relatively lower value inventory as computed under the weighted average inventory costing method. If the Company is unable to increase prices with the rise in the raw material market prices due to low levels of demand or market dynamics, the Company will experience lower gross profit. Conversely, during periods of declining raw material cost inputs, to the extent the Company has to decrease prices in the market due to competitive pressure as the current cost of metals declines, the Company will generally experience downward pressure on its gross profit due to the sale of relatively higher value inventory as computed under the weighted average inventory costing method. If the Company is able to maintain price levels in an environment in which raw material prices are declining due to high levels of demand, the Company will experience higher gross profit. There is no exact future measure of the effect to the Company's profitability of the change of raw material cost inputs due to the unique set of selling variables and the high volume of transactions in any given period, each of which involves numerous individual pricing decisions. In the three and nine months ended September 28, 2012, a 1% change in copper and aluminum costs would have impacted the cost of sales by approximately $20 million and $7 million respectively. This impact would directly impact gross profit if the Company was unable to adjust selling prices with a change in the price of copper and aluminum. To help reduce this volatility, the Company has implemented various pricing mechanisms and hedges a portion of its metal purchases when there is a firm price commitment for a future delivery but does not engage in speculative metals trading.

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

The Company has access to various credit facilities around the world and believes that it can adequately fund its global working capital requirements through both internal operating cash flow and the use of the various credit facilities. Overall, the capital structure changes made in recent years, including the September 2012 issuance of $600.0 million of 5.75% Senior Notes due 2022 as well as entering into the $400.0 million Revolving Credit Facility in July 2011, and amending it to $700 million on August 1, 2012, creates global operating flexibility to meet working requirement needs and to support organizational and strategic growth. Due to the volatility in metal prices and the fact that metals represent approximately 55% of our product cost at today's levels, the Company's working capital requirements are expected to be variable for the foreseeable future.

The Company continues to actively identify key trends in the industry to capitalize on expanding and new niche markets or exit declining or non-strategic markets in order to achieve better returns. The Company also sets aggressive performance targets for its business and intends to refocus or divest those activities which fail to meet targets or do not fit long-term strategies. The Company completed a greenfield project in India late in 2011 that began operating in 2012 and recently completed a significant further investment in the Company's operations in Brazil. On September 4, 2012, the Company completed the acquisition of the North American business of Alcan Cable for $171.3 million, including customary adjustments primarily related to working capital levels at closing. See Note 22 - Subsequent Events regarding the acquisition of the Chinese business of Alcan Cable. The Company has made the necessary regulatory filings in the People's Republic of China and that review process is ongoing. The Company completed an acquisition in Brazil in the three months ended June 29, 2012. The results of operations of the acquired business have been included in the condensed consolidated financial statements since the date of acquisition, and have been determined to be immaterial for disclosure purposes. No material divestitures were made in the three and nine months ended September 28, 2012.

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

	Three Fiscal Months Ended				Nine Fiscal Months Ended
	September 28, 2012		September 30, 2011		September 28, 2012		September 30, 2011
	Amount	%	Amount	%	Amount	%	Amount	%
Net sales	$1,500.6	100.0%	$1,517.8	100.0%	$4,411.2	100.0%	$4,497.6	100.0%
Cost of sales	1,337.6	89.1%	1,366.1	90.0%	3,930.2	89.1%	4,012.6	89.2%
Gross profit	163.0	10.9%	151.7	10.0%	481.0	10.9%	485.0	10.8%
Selling, general and administrative expenses	93.5	6.2%	93.0	6.1%	291.7	6.6%	281.7	6.3%
Operating income	69.5	4.6%	58.7	3.9%	189.3	4.3%	203.3	4.5%
Other income (expense)	9.3	0.6%	(31.5)	(2.1)%	2.6	0.1%	(28.4)	(0.6)%
Interest expense, net	(23.7)	(1.6)%	(23.2)	(1.5)%	(70.3)	(1.6)%	(66.8)	(1.5)%
Income before income taxes	55.1	3.7%	4.0	0.3%	121.6	2.8%	108.1	2.4%
Income tax (provision) benefit	(73.8)	(4.9)%	(6.5)	(0.4)%	(95.7)	(2.2)%	(43.3)	(1.0)%
Equity in net earnings of affiliated companies	0.5	—%	0.8	0.1%	1.0	—%	2.2	—%
Net income including non-controlling interest	(18.2)	(1.2)%	(1.7)	(0.1)%	26.9	0.6%	67.0	1.5%
Less: preferred stock dividends	0.1	—%	0.1	—%	0.3	—%	0.3	—%
Less: net income attributable non-controlling interest	2.3	0.2%	0.3	—%	5.7	0.1%	1.6	—%
Net income (loss) attributable to Company common shareholders	$(20.6)	(1.4)%	$(2.1)	(0.1)%	$20.9	0.5%	$65.1	1.4%
Three Fiscal Months Ended September 28, 2012 Compared with Three Fiscal Months Ended September 30, 2011
Net Sales
The following tables set forth net sales, metal-adjusted net sales, and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for the third quarter of 2011 have been adjusted to reflect the third quarter of 2012 copper average price of $3.52 per pound (a $0.55 decrease compared to the same period in 2011) and the aluminum average price of $0.98 (a $0.19 decrease compared to the same period in 2011). Metal-adjusted net sales, a non-GAAP financial measure, are provided herein in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. The comparable GAAP financial measure is set forth below.
See previous discussion of metal price volatility in the “Overview” section.

	Net Sales Three Fiscal Months Ended
	September 28, 2012		September 30, 2011
	Amount	%	Amount	%
North America	$563.6	38%	$528.6	35%
Europe and Mediterranean	417.5	28%	442.1	29%
ROW	519.5	34%	547.1	36%
Total net sales	$1,500.6	100%	$1,517.8	100%

	Metal-Adjusted Net Sales Three Fiscal Months Ended
	September 28, 2012		September 30, 2011
	Amount	%	Amount	%
North America	$563.6	38%	$498.7	35%
Europe and Mediterranean	417.5	28%	417.3	29%
ROW	519.5	34%	504.3	36%
Total metal-adjusted net sales	$1,500.6	100%	$1,420.3	100%
Metal adjustment	—		97.5
Total net sales	$1,500.6		$1,517.8

	Metal Pounds Sold Three Fiscal Months Ended
	September 28, 2012		September 30, 2011
	Pounds	%	Pounds	%
North America	106.2	38%	76.6	30%
Europe and Mediterranean	64.7	23%	68.9	27%
ROW	106.6	39%	110.3	43%
Total metal pounds sold	277.5	100%	255.8	100%
Net sales decreased $17.2 million to $1,500.6 million in the third quarter of 2012 from $1,517.8 million in the third quarter of 2011. After adjusting third quarter 2011 net sales to reflect the $0.55 decrease in the average monthly copper price per pound and the $0.19 decrease in the average aluminum price per pound, net sales of $1,500.6 million reflects an increase of $80.3 million, or 6%, from the metal adjusted net sales of $1,420.3 million in 2011. Volume, as measured by metal pounds sold, increased 21.7 million pounds, or 8%, to 277.5 million pounds in the third quarter of 2012 as compared to 255.8 million pounds in the third quarter of 2011. Metal pounds sold is provided herein as the Company believes this metric to be an appropriate measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. The increase in sales on a metal adjusted basis is primarily due to favorable selling price and product mix of approximately $111.0 million, net sales of $50.5 million attributable to acquisitions completed in the third quarter of 2012, and increased volume of $0.8 million excluding acquisitions in the third quarter of 2012, partially offset by unfavorable foreign currency exchange rate changes of $82.0 million on the translation of reported revenues.

Metal-adjusted net sales in the North America segment increased $64.9 million, or 13%. Sales increased on a metal adjusted basis is due to net sales of $50.5 million attributable to acquisitions completed in the third quarter of 2012 and increased volume of $21.6 million partially offset by unfavorable selling price and product mix of approximately $5.9 million and unfavorable foreign currency exchange rate changes of $1.3 million on the translation of reported revenues, principally related to the Canadian dollar. Volume, as measured by metal pounds sold, excluding pounds sold related to acquisitions completed in the third quarter of 2012 , increased by 8.2 million pounds, or 11%, in the third quarter of 2012 compared to the third quarter of 2011. The increase in volume is primarily attributable to demand for bare aluminum transmission products related to aerial transmission grid projects and renewable energy power generation projects in the electrical utility market as well as increased volume due to industrial and specialty cables particularly those used in natural resource extraction and transit applications.

Metal-adjusted net sales in the Europe and Mediterranean segment remained relatively flat. The increase in sales on a metal adjusted basis is due to favorable selling price and product mix of approximately $60.4 million partially offset by decreased volume of $11.1 million and by unfavorable foreign currency exchange rate changes of $49.1 million on the translation of reported revenues primarily due to a weaker Euro relative to the U.S. dollar. Volume, as measured by metal pounds sold, decreased by 4.2 million pounds, or 6%, in the third quarter of 2012 compared to the third quarter of 2011. The decrease in demand was primarily attributable to weak economic conditions in Iberia, which negatively influenced demand across a broad spectrum of products partially offset by increased submarine turnkey project activity in Germany.

Metal-adjusted net sales in the ROW segment increased $15.2 million or 3%. The increase in sales on a metal adjusted basis is due to favorable selling price and product mix of approximately $56.5 million partially offset by decreased volume of $9.7 million, and by unfavorable foreign currency exchange rate changes of $31.6 million on the translation of reported revenues primarily due to the weakening of certain currencies in Central and South America relative to the U.S. dollar. Volume, as measured by metal pounds sold, decreased by 3.7 million pounds, or 3%, in the third quarter of 2012 compared to the third quarter of 2011, which is primarily attributable to the completion of shipments for Brazilian aerial transmission projects early in the third quarter of 2012 which was partially offset by increased demand in Chile and Zambia from rod mill customers in South America and Africa, higher pre-election spending on housing and electrical infrastructure in Venezuela, electrical infrastructure investment and construction activity in Latin America as well as higher domestic demand due to reconstruction activity in Thailand.
Cost of Sales
Cost of sales decreased $28.5 million to $1,337.6 million in the third quarter of 2012 from $1,366.1 million in the third quarter of 2011, principally due to lower average copper and aluminum costs in the third quarter of 2012 as compared to the third quarter of 2011, partially offset by higher volume. As previously noted, cost of sales is raw material intensive with copper and aluminum comprising the major cost components for cable products. At current metal prices, material costs are approximately 85% of total product costs with copper and aluminum metal costs comprising approximately 55% of total product cost.
Gross Profit
Gross profit increased $11.3 million, or 7%, in the third quarter of 2012 from the third quarter of 2011. Gross profit as a percentage of sales was 11% in the third quarter of 2012 and was 10% in the third quarter of 2011. The gross profit increase is primarily due to stronger product mix including the benefit from higher margin product demand related to the European submarine and land based turnkey projects as well as a positive operating environment in Venezuela.
Selling, General and Administrative Expense
Selling, general and administrative expense (“SG&A”) remained relatively flat in the third quarter of 2012 as compared to the third quarter of 2011. SG&A as a percentage of metal-adjusted net sales was approximately 6% for the third quarters of 2012 and 2011.
Operating Income (Loss)
The following table sets forth operating income (loss) by segment, in millions of dollars.

	Operating Income (Loss)
	Three Fiscal Months Ended
	September 28, 2012		September 30, 2011
	Amount	%	Amount	%
North America	$26.8	39%	$27.7	47%
Europe and Mediterranean	7.0	10%	5.9	10%
ROW	35.7	51%	25.1	43%
Total operating income (loss)	$69.5	100%	$58.7	100%
The decrease in operating income for the North America segment of $0.9 million was primarily attributable to a weaker price environment across a broad spectrum of products partially offset by the electrical utility market which benefited from increased demand for bare aluminum transmission products as well as improved pricing in the third quarter of 2012 as compared to the third quarter of 2011.

The increase in operating income for the Europe and Mediterranean segment of $1.1 million was primarily attributable to increased submarine and land based turnkey project activity in Europe partially offset by the continued weak economic conditions in Spain, influencing demand and the pricing environment across a broad spectrum of products in the three months ended September 28, 2012 as compared to the three months ended September 30, 2011.

The increase in operating income for the ROW segment of $10.6 million was primarily attributable to increased demand and a positive operating environment in Venezuela as a result of higher pre-election spending on housing and electrical infrastructure in Venezuela as well as increased demand and operational improvements in Thailand resulting in cost reductions partially offset by decreased sales in Brazil as noted above.
Other Income (Expense)
Other income (expense) includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated as well as gains and losses on derivative instruments that are not designated as cash flow hedges and ineffectiveness on derivatives designated as cash flow hedges. During the three months ended September 28, 2012 and September 30, 2011, the Company recorded other income of $9.3 million and other expense of $31.5 million, respectively. For the three months ended September 28, 2012, other income was primarily the result of gains of $8.4 million on derivative instruments which were not designated as cash flow hedges and $0.9 million of foreign currency transaction gains which resulted from changes in exchange rates in the various countries in which the Company operates. For the three months ended September 30, 2011, other expense of $31.5 million was primarily attributable to foreign currency transaction losses which resulted from changes in exchange rates in the various countries in which the Company operates.

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

Effective January 1, 2011, the Central Bank of Venezuela and the Ministry of Finance published an amendment to Convenio Cambiario No. 14 (the Exchange Law), whereby the official exchange rate was set at 4.30 BsF per U.S. dollar. Refer to Note 22 - Subsequent Events for further detail.
Interest Expense
Net interest expense remained relatively flat at $23.7 million in the third quarter of 2012 and $23.2 million in the third quarter of 2011.
Tax Provision
The Company’s effective tax rate for the third quarters of 2012 and 2011 was 133.9% and 162.5%, respectively. Relative to the statutory tax rate, the higher effective tax rate for the third quarters of 2012 and 2011 was primarily attributable to the cumulative adjustment to first half income tax expense due to an upward revision in the full year forecasted effective tax rate. The cumulative adjustment for the third quarter of 2012 was primarily driven by a revision to forecasted earnings and recording valuation allowances for certain deferred tax assets as further explained below. The cumulative adjustment for the third quarter of 2011 was primarily driven by revisions to the amount and geographic mix of forecasted earnings, and resulted in a high effective tax rate percentage due to the relatively small $4.0 million pre-tax income amount.
In the third quarter of 2012, the Company updated its 2012 forecasts and substantially completed its 2013 global business planning process, which indicated continuing weakness in its Iberian market and business. After weighing all positive and negative evidence, including the three year cumulative loss position, and factoring in prudent and feasible tax  planning strategies, management judged that it was not more likely than not that a future tax benefit for the deferred tax assets of its Spanish and Portuguese business units would be realized. Tax expense of $11.5 million was recorded in 2012 to establish a full valuation allowance against Spanish and Portuguese deferred tax assets, of which $1.8 million related to the beginning of the year net deferred tax asset position.

Preferred Stock Dividends
The Company accrued and paid $0.1 million in dividends on its preferred stock in the third quarter of 2012 and 2011.
Nine Fiscal Months Ended September 28, 2012,Compared with Nine Fiscal Months Ended September 30, 2011
Net Sales
The following tables set forth net sales, metal-adjusted net sales, and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for the first nine fiscal months of 2011 have been adjusted to reflect the first nine fiscal months of 2012 copper average price of $3.62 per pound (a $0.58 decrease compared to the same period in 2011) and the aluminum average price of $1.01 (a $0.20 decrease compared to the same period in 2011). Metal-adjusted net sales, a non-GAAP financial measure, are provided herein in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. The comparable GAAP financial measure is set forth below. See previous discussion of metal price volatility in the “Overview” section.

	Net Sales
	Nine Fiscal Months Ended
	September 28, 2012		September 30, 2011
	Amount	%	Amount	%
North America	$1,652.8	37%	$1,636.8	36%
Europe and Mediterranean	1,277.4	29%	1,334.4	30%
ROW	1,481.0	34%	1,526.4	34%
Total net sales	$4,411.2	100%	$4,497.6	100%

	Metal-Adjusted Net Sales
	Nine Fiscal Months Ended
	September 28, 2012		September 30, 2011
	Amount	%	Amount	%
North America	$1,652.8	37%	$1,531.7	37%
Europe and Mediterranean	1,277.4	29%	1,246.8	30%
ROW	1,481.0	34%	1,392.4	33%
Total metal-adjusted net sales	$4,411.2	100%	$4,170.9	100%
Metal adjustment	—		326.7
Total net sales	$4,411.2		$4,497.6

	Metal Pounds Sold
	Nine Fiscal Months Ended
	September 28, 2012		September 30, 2011
	Pounds	%	Pounds	%
North America	276.6	34%	240.4	32%
Europe and Mediterranean	213.9	27%	214.2	28%
ROW	311.2	39%	306.3	40%
Total metal pounds sold	801.7	100%	760.9	100%
Net sales decreased $86.4 million to $4,411.2 million in the first nine fiscal months of 2012 from $4,497.6 million in the first nine fiscal months of 2011. After adjusting the first nine fiscal months of 2011 net sales to reflect the $0.58 decrease in the average monthly copper price per pound and the $0.20 decrease in the average aluminum price per pound, net sales of $4,411.2 million reflects an increase of $240.3 million or 6%, from the metal adjusted net sales of $4,170.9 million in 2011. Volume, as measured by metal pounds sold, increased 40.8 million pounds or 5% to 801.7 million pounds in the first nine fiscal months of 2012 as compared to 760.9 million pounds in the first nine fiscal months of 2011. Metal pounds sold is provided herein as the Company believes this metric to be an appropriate measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. The increase in sales on a metal adjusted basis is primarily due to favorable selling price and product mix of approximately $321.9 million, increased volume of $53.2 million, and $52.3 million attributable to acquisitions in 2012 partially offset by unfavorable foreign currency exchange rate changes of $187.1 million on the translation of reported revenues.

Metal-adjusted net sales in the North America segment increased $121.1 million, or 8%. The increase in sales on a metal adjusted basis is due to $52.3 million attributable to acquisitions in 2012, favorable selling price and product mix of approximately $33.0 million and increased volume of $40.6 million, partially offset by unfavorable foreign currency exchange rate changes of $4.8 million on the translation of reported revenues, principally related to the Canadian dollar. Volume, as measured by metal pounds sold, and excluding pounds sold related to acquisitions completed in the third quarter of 2012, increased by 14.8 million pounds, or 6%, in the third quarter of 2012 compared to the third quarter of 2011. The increase in volume is primarily attributable to demand for bare aluminum transmission products related to aerial transmission grid projects in the electrical utility market.

Metal-adjusted net sales in the Europe and Mediterranean segment increased $30.6 million, or 2%. The increase in sales on a metal adjusted basis is due to favorable selling price and product mix of approximately $143.2 million partially offset by decreased volume of $0.8 million and by unfavorable foreign currency exchange rate changes of $111.8 million on the translation of reported revenues primarily due to a weaker Euro relative to the U.S. dollar. Volume, as measured by metal pounds sold, remained relatively flat in the first nine fiscal months of 2012 compared to the first nine fiscal months of 2011. The weak economic conditions in Iberia, which negatively influenced demand across a broad spectrum of products were offset by increased submarine turnkey project activity in Germany.

Metal-adjusted net sales in the ROW segment increased $88.6 million or 6%. The increase in sales on a metal adjusted basis is due to favorable selling price and product mix of approximately $145.7 million and increased volume of $13.4 million, partially offset by unfavorable foreign currency exchange rate changes of $70.5 million on the translation of reported revenues primarily due to the weakening of certain currencies in Central and South America relative to the U.S. dollar. Volume, as measured by metal pounds sold, increased by 4.9 million pounds, or 2%, in the first nine fiscal months of 2012 compared to the first nine fiscal months of 2011, which is primarily attributable to Venezuelan government supported housing development projects, increased demand in Chile from rod mill customers in South America due to supply shortage issues in the region, and increased economic activity boosting the construction and utilities markets in the Philippines and Thailand.
Cost of Sales
Cost of sales decreased $82.4 million to $3,930.2 million for the nine fiscal months ended September 28, 2012, from $4,012.6 million for the nine fiscal months ended September 30, 2011, principally due to a lower average copper and aluminum costs in the first nine months of 2012 partially offset by higher volume. As previously noted, cost of sales is raw material intensive with copper and aluminum comprising the major cost components for cable products. At current metal prices, material costs are approximately 85% of total product costs with copper and aluminum metal costs comprising approximately 55% of total product cost.
Gross Profit
Gross profit remained relatively flat in the first nine fiscal months of 2012 as compared to the first nine fiscal months of 2011. Gross profit as a percentage of sales also remained flat at 11% in the first nine fiscal months of 2012 and 2011.
Selling, General and Administrative Expense
SG&A increased to $291.7 million in the first nine fiscal months of 2012 from $281.7 million in the first nine fiscal months of 2011. The increase in SG&A is primarily attributed to a $6.1 million settlement loss on the termination of a legacy pension plan in the United Kingdom, which was allocated amongst the segments, as well as higher acquisition costs related to global acquisition activity. SG&A as a percentage of metal-adjusted net sales was approximately 7% for the first nine fiscal months of 2012 and 2011.
Operating Income (Loss)
The following table sets forth operating income (loss) by segment, in millions of dollars.

	Operating Income (Loss)
	Nine Fiscal Months Ended
	September 28, 2012		September 30, 2011
	Amount	%	Amount	%
North America	$93.8	50%	$104.5	51%
Europe and Mediterranean	20.2	10%	31.8	16%
ROW	75.3	40%	67.0	33%
Total operating income (loss)	$189.3	100%	$203.3	100%
The decrease in operating income for the North America segment of $10.7 million was primarily due to the positive impact the Company reported in the first nine fiscal months of 2011 as metal prices in the market were rising faster than the average cost of metal in cost of sales as compared to the first nine fiscal months of 2012.

The decrease in operating income for the Europe and Mediterranean segment of $11.6 million was primarily due to the continued weak economic conditions in Europe, principally in Spain, influencing demand and pricing across a broad spectrum of products. These decreases were partially offset by benefits related to increased submarine and land based turn-key projects throughout Europe.

The increase in operating income for the ROW segment of $8.3 million was primarily due to the positive pricing environment in Venezuela related to government led projects as well as increased demand and operational improvements in Thailand. Benefits were offset by decreased sales in Brazil.

Other Income (Expense)
Other income (expense) includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated as well as gains and losses on derivative instruments that are not designated as cash flow hedges and ineffectiveness on derivatives designated as cash flow hedges. During the nine months ended September 28, 2012 and September 30, 2011, the Company recorded other income of $2.6 million and other expense of $28.4 million, respectively. For the nine months ended September 28, 2012, other income was primarily the result of gains of $6.8 million on derivative instruments which were not designated as cash flow hedges and the result of $4.2 million of foreign currency transaction losses which resulted from changes in exchange rates in the various countries in which the Company operates. For the nine months ended September 30, 2011, other expense of $28.4 million was primarily the result of losses on derivative instruments which were not designated as cash flow hedges and foreign currency transaction losses.

The functional currency of the Company’s subsidiary in Venezuela is the U.S. dollar; therefore, gains and losses for transactions at a rate other than the official exchange rate are recorded in the statements of operations and comprehensive income (loss). The Company remeasures the financial statements of the Venezuelan subsidiary at the rate in which the Company expects to remit dividends, which is 4.30 Venezuelan Bolivar (“BsF”) per U.S. dollar.

Effective January 1, 2011, the Central Bank of Venezuela and the Ministry of Finance published an amendment to Convenio Cambiario No. 14 (the Exchange Law), whereby the official exchange rate was set at 4.30 BsF per U.S. dollar. Refer to Note 22 - Subsequent Events for further detail.
Interest Expense
Net interest expense increased to $70.3 million in the first nine fiscal months of 2012 from $66.8 million in the first nine fiscal months of 2011. Interest expense increased primarily due to additional debt used to fund higher working capital requirements along with the continued increase in interest expense related to the amortization of the debt discount on the convertible notes.
Tax Provision
The Company’s effective tax rate for the first nine fiscal months of 2012 and 2011 was 78.7% and 40.1%, respectively. The effective tax rate for the first nine fiscal months of 2012 reflects the adverse impact of valuation allowances recorded against deferred tax assets as further explained below. The effective tax rate for the first nine fiscal months of 2011 reflects the adverse impact of nondeductible expenses, partially offset by tax benefits recognized for uncertain tax positions due to statute of limitations expirations.
In the third quarter of 2012, the Company updated its 2012 forecasts and substantially completed its 2013 global business planning process, which indicated continuing weakness in its Iberian market and business. After weighing all positive and negative evidence, including the three year cumulative loss position, and factoring in prudent and feasible tax  planning strategies, management judged that it was not more likely than not that a future tax benefit for the deferred tax assets of its Spanish and Portuguese business units would be realized. Tax expense of $11.5 million was recorded in 2012 to establish a full valuation allowance against Spanish and Portuguese deferred tax assets, of which $1.8 million related to the beginning of the year net deferred tax asset position.
Preferred Stock Dividends
The Company accrued and paid $0.3 million in dividends on its preferred stock in the first nine fiscal months of 2012 and 2011.
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

General Cable Corporation is a holding company with no operations of its own. All of the Company's operations are conducted, and net sales are generated, by its subsidiaries and investments. Accordingly, the Company's cash flow comes from the cash flows of its global operations. The Company's ability to use cash flow from its international operations, if necessary, has historically been adversely affected by limitations on the Company's ability to repatriate such earnings tax efficiently. As of September 28, 2012, approximately 52% of cash and cash equivalents were held outside of the U.S. by our foreign subsidiaries compared with

98% as of December 31, 2011. If these funds are needed for the Company's operations in the U.S., the Company may be required to accrue and pay U.S. taxes and foreign withholding taxes to repatriate these funds. However, the Company's intent is to indefinitely reinvest these funds outside of the U.S. and current plans do not demonstrate a need to repatriate them to fund U.S. operations. In addition, our Revolving Credit Facility provides the Company flexibility in financing operating expenses and any other short-term liquidity needs of our U.S. operations.

Approximately 15% and 21% of the consolidated cash balance as of September 28, 2012 and December 31, 2011, respectively, was held in Venezuela. Operating cash flows attributable to Venezuela were $40.0 million and $43.0 million for the nine months ended September 28, 2012 and September 30, 2011, respectively. Venezuela has foreign exchange and price controls which have historically limited the Company's ability to convert bolivars to U.S. dollars and transfer funds out of Venezuela. In Venezuela, government restrictions on the transfer of cash out of the country have limited the Company's ability to repatriate cash. The Company does not consider the net assets of Venezuela to be integral to the Company's ability to service its debt and operational requirements.
Summary of Cash Flows
Operating cash inflow of $82.2 million for the nine months ended September 28, 2012 reflects a net working capital use of $124.3 million as compared to $203.8 million in the nine months ended September 30, 2011. The use of working capital declined principally due to the impact of lower average metal prices during the nine months ended September 28, 2012 as compared to the same period in 2011. For the nine months ended September 28, 2012, copper prices averaged $3.62 per pound (a decrease of $0.58 per pound compared to the same period in 2011) and aluminum prices averaged $1.01 per pound (a decrease of $0.20 per pound as compared to the same period in 2011). Excluding the impact of the Alcan Cable North America acquisition, days sales outstanding increased to approximately 78 days for the nine fiscal months ended September 28, 2012 as compared to approximately 72 days in the same period in 2011 principally due to the timing of customer receipts in ROW. Inventory turns remained relatively constant year over year at approximately 4.2. Overall, the use of working capital was more than offset by the generation of cash inflows of $206.5 million related to net income adjusted for depreciation and amortization, amortization of restricted stock awards, foreign currency exchange losses, deferred income taxes, excess tax benefits from stock-based compensation, convertible debt instruments noncash interest charges and losses on disposal of property.

Cash flow used by investing activities was $265.2 million in the nine fiscal months ended September 28, 2012, primarily reflecting the acquisition of Alcan Cable for $171.3 million and $90.0 million of capital expenditures. The Company anticipates capital spending to be approximately $105 million to $125 million in 2012.

Financing activities generated $620.9 million of cash inflows in the nine fiscal months ended September 28, 2012 principally reflecting the issuance of the $600.0 million 5.75% Senior Notes. The Company evaluates factors such as future operating cash flow requirements, other cash flow expectations, investment and financing strategic plans and the overall cost of capital to determine the appropriate levels of short and long-term debt to maintain. Refer to "Debt and Other Contractual Obligations" below for details.
Debt and Other Contractual Obligations
The Company’s outstanding debt obligations were $1,697.1 million as of September 28, 2012 and the Company maintained approximately $964.6 million of excess availability under its various credit facilities around the world. The Company utilizes short and long term debt to address working capital needs, debt repayments, and interest as well as discretionary investments in internal product development, acquisitions, Series A preferred stock dividends, repurchase of common stock and taxes. Short-term liquidity and working capital needs are generally supported through operating cash flows. The Company maintains ratings on its public debt and is a well-known seasoned issuer; therefore, the Company has and expects to continue to obtain market rates on any new borrowings.
On September 25, 2012, the Company completed the issuance and sale of $600.0 million in aggregate principal amount of new senior unsecured notes (the "5.75% Senior Notes"). As of September 28, 2012, the 5.750% Senior Notes were jointly and severally guaranteed by each of the Company's current and future U.S. subsidiaries that is a borrower or a guarantor under the Company's Revolving Credit Facility or certain of the Company's or the guarantors' other indebtedness. The Company used the proceeds of the 5.750% Senior Notes to redeem all of its outstanding $200.0 million of 7.125% Senior Fixed Rate Notes that were to mature in April 2017 in October 2012, see Note 22 Subsequent Events for further detail. The Company intends to use the balance of the proceeds to (i) purchase or redeem its 0.875% Convertible Notes through a possible tender offer, purchases or payment at maturity, and (ii) general corporate purposes, which may include repayment of borrowings under its Revolving Credit Facility.

On July 21, 2011, the Company entered into a $400 million Revolving Credit Facility, and on August 1, 2012 the Company entered into an amendment to the Revolving Credit Facility pursuant to which the amount of the facility was increased to $700 million ($70 million of which may be denominated in Canadian dollars). The Revolving Credit Facility replaced the Company's prior

$400 million Senior Secured Revolving Credit Facility (“Terminated Credit Facility”), which was set to mature in July 2012. The Revolving Credit Facility contains restrictions in areas consistent with the Terminated Credit Facility, including limitations on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions. In the aggregate, however, the restrictions in the Revolving Credit Facility provide the Company greater flexibility than those under the Terminated Credit Facility, and generally only apply in the event that the Company's availability under the Revolving Credit Facility falls below certain specific thresholds. The Company used its Revolving Credit Facility to principally fund the acquisition of the Alcan Cable Business.

Failure to comply with any of the covenants, financial tests and ratios required by the Company's existing or future debt obligations could result in a default under those agreements and under other agreements containing cross-default provisions, as defined in the Company's Revolving Credit Facility, 1.00% Senior Convertible Notes, 0.875% Convertible Notes, Subordinated Convertible Notes, 7.125% Senior Notes, Senior Floating Rate Notes, 5.75% Senior Notes and various other credit facilities maintained by the Company's restricted subsidiaries. A default would permit lenders to cease making further extensions of credit, accelerate the maturity of the debt under these agreements and foreclose upon any collateral securing that debt. As of September 28, 2012, indebtedness under the Company's Revolving Credit Facility was secured by a first priority security interest in substantially all of the Company's domestic and Canadian assets.   In addition, the lenders under the Company's Revolving Credit Facility had received a pledge of (i) 100% of the equity interests in substantially all of the Company's domestic and Canadian subsidiaries, and (ii) 65% of the voting equity interests in and 100% of the non-voting equity interests in certain of the Company's foreign subsidiaries. In December 2012, the Company's Revolving Credit Facility was amended to reduce the amount of pledged Canadian shares from 100% to 65%. This change will be reflected in the Company's 2012 Form 10-K. The Company also has incurred secured debt in connection with some of its European operations. Certain European countries have experienced varying degrees of financial stress. Risks from the continued debt crisis in Europe could continue to disrupt the financial markets which could have a detrimental impact on global economic conditions and on sovereign and non-sovereign obligations. There remains considerable uncertainty as to future developments in the European debt crisis and the impact on financial markets. As of September 28, 2012, the Company had no direct sovereign debt exposure.  The lenders under these European secured credit facilities also have liens on assets of certain of the Company's European subsidiaries. As a result of these pledges and liens, if the Company fails to meet its payment or other obligations under any of its secured indebtedness, the lenders under the applicable credit agreement would be entitled to foreclose on substantially all of the Company's assets and liquidate these assets. Broadly, cross-default provisions would permit lenders to cause such indebtedness to become due prior to its stated maturity in the event a default remains unremedied for a period of time under the terms of one or more financing agreements, a change in control or a fundamental change. As of September 28, 2012 and December 31, 2011, the Company was in compliance with all debt covenants.

The Company’s defined benefit plans at December 31, 2011 were underfunded by $114.7 million. Pension expense for the Company’s defined benefit pension plans for the nine fiscal months ended September 28, 2012 was $19.1 million and cash contributions were approximately $5.2 million.

The Company anticipates being able to meet its obligations as they come due based on historical operating and financing experience and the expected availability of funds under its current credit facilities. The Company’s contractual obligations and commercial commitments as of September 28, 2012 (in millions of dollars) are summarized below:

	Payments Due by Period
Contractual obligations (1,2):	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Total debt (excluding capital leases)	$1,693.4	$230.3	$359.0	$327.1	$777.0
Convertible debt at maturity (3)	288.9	—	25.5	—	263.4
Capital leases	3.7	1.0	2.2	0.5	—
Interest payments on 5.75% Senior Notes	345.0	34.5	103.5	69.0	138.0
Interest payments on 7.125% Senior Notes	64.2	14.3	28.5	21.4	—
Interest payments on Senior Floating Rate Notes	8.4	3.3	5.1	—	—
Interest payments on 0.875% Convertible Notes	4.8	3.1	1.7	—	—
Interest payments on Subordinated Convertible Notes	259.7	19.3	38.6	38.6	163.2
Interest payments on Spanish term loans	0.8	0.6	0.2	—	—
Operating leases (4)	159.7	38.3	60.6	47.1	13.7
Purchase agreements (5)	34.3	34.3	—	—	—
Preferred stock dividend payments	0.3	0.3	—	—	—
Defined benefit pension obligations (6)	176.5	16.0	33.4	35.1	92.0
Postretirement benefits	6.9	1.0	1.8	1.3	2.8
Unrecognized tax benefits, including interest and penalties (7)	—	—	—	—	—
Total	$3,046.6	$396.3	$660.1	$540.1	$1,450.1

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

(3)	Represents the current debt discount on the Company’s 1.00% Senior Convertible Notes, 0.875% Convertible Notes and Subordinated Convertible Notes.

(4)	Operating lease commitments are described under Note 18 "Commitments and Contingencies."

(5)	Represents our firm purchase commitments on our forward pricing agreements as disclosed in Note 10 "Financial Instruments."

(6)	Defined benefit pension obligations reflect the Company’s estimates of contributions that will be required in 2012 and future years to meet current law minimum funding requirements.

(7)
Unrecognized tax benefits of $88.4 million have not been reflected in the above table due to the inherent uncertainty as to the amount and timing of settlement, which is contingent upon the occurrence of possible future events, such as examinations and determinations by various tax authorities.

Off Balance Sheet Assets and Obligations
The Company has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. At September 28, 2012, future minimum rental payments required under non-cancelable lease agreements during the twelve month periods beginning September 28, 2012 through September 29, 2017 are $38.3 million, $31.7 million, $28.9 million, $26.1 million and $21.0 million, respectively, and $13.7 million thereafter.

As of September 28, 2012, the Company had $52.2 million in letters of credit, $280.7 million in various performance bonds and $194.3 million in other guarantees. Other guarantees include bank guarantees and advance payment bonds. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self-insurance claims, defined benefit plan obligations, contract performance, quality and other various bank and financing guarantees. Advance payment bonds are often required by customers when the Company obtains advance payments to secure the production of cable for long-term contracts. The advance payment bonds provide the customer protection on their deposit in the event that the Company does not perform under the contract. See “Liquidity and Capital Resources” for excess availability under the Company’s various credit borrowings.

See the previous section, “Debt and Other Contractual Obligations,” for information on debt-related guarantees.
Environmental Matters
The Company’s expenditures for environmental compliance and remediation amounted to approximately $1.1 million and $0.8 million for the three months ended September 28, 2012 and September 30, 2011, respectively. The Company's expenditures for environmental compliance and remediation amounted to approximately $2.8 million and $2.4 million for the nine months ended September 28, 2012 and September 30, 2011, respectively. In addition, certain of General Cable’s subsidiaries have been named as potentially responsible parties in proceedings that involve environmental remediation. The Company has accrued $1.8 million at September 28, 2012, and $1.9 million at December 31, 2011, for all environmental liabilities. While it is difficult to estimate future environmental liabilities, the Company does not currently anticipate any material adverse effect on results of operations, cash flows or financial position as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs.
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

Actual results may differ materially from those discussed in forward-looking statements as a result of factors, risks and uncertainties over many of which we have no control. These factors, risks and uncertainties include, but are not limited to, the following: (1) general economic conditions, particularly those in the construction, energy and information technology sectors; (2) the volatility in the price of raw materials, particularly copper and aluminum; (3) our ability to invest in product development, to improve the design and performance of our products; (4) economic, political and other risks of maintaining facilities and selling products in foreign countries; (5) domestic and local country price competition; (6) our ability to successfully integrate and identify acquisitions; (7) the impact of technology; (8) our ability to maintain relationships with our distributors and retailers; (9) the changes in tax rates and exposure to new tax laws; (10) our ability to adapt to current and changing industry standards; (11) our ability to execute large customer contracts; (12) our ability to maintain relationships with key suppliers; (13) the impact of fluctuations in foreign currency rates; (14) compliance with foreign and U.S. laws and regulations; (15) our ability to negotiate extensions of labor agreements; (16) our ability to continue our uncommitted accounts payable confirming arrangements; (17) our exposure to counterparty risk in our hedging arrangements; (18) changes in financial impact on any future plant closures; (19) our ability to achieve target returns on investments in our defined benefit plans; (20) possible future environmental liabilities and asbestos litigation; (21) our ability to properly defend current pending antitrust and competition law; (22) our ability to attract and retain key employees; (23) our ability to make payments on our indebtedness; (24) our ability to comply with covenants in our existing or future financing agreements; (25) lowering of one or more of our debt ratings; (26) our ability to maintain adequate liquidity; (27) our ability to maintain effective disclosure controls and procedures and internal control over financial reporting; (28) the trading price of our common stock; (29) and other material factors. See Item 1A "Risk Factors" in the Company's 2011
Amended Annual Report on Form 10-K/A, for a more detailed discussion on some of these risks.

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

Critical Accounting Policies and Estimates
The Company’s significant accounting policies are described in Note 2 - Summary of Significant Accounting Policies to the audited annual consolidated financial statements in the Company's 2011 Amended Annual Report on Form 10-K/A. In the nine months ended September 28, 2012, there have been no significant changes to these policies. In the nine months ended September 28, 2012, there have been no recent accounting pronouncements that are expected to have a significant effect on the consolidated financial statements.
Venezuelan Operations
Effective January 1, 2011, the Central Bank of Venezuela and the Ministry of Finance published an amendment to Convenio Cambiario No. 14 (the Exchange Law), whereby the official exchange rate was set at 4.30 BsF per U.S. dollar. In the nine months ended September 28, 2012 and September 30, 2011 the Company purchased 17.0 million and 12.3 million pounds of copper, respectively.

At September 28, 2012 and December 31, 2011, the Company’s total assets in Venezuela were $363.9 million and $286.4 million and total liabilities were $105.3 million and $65.9 million, respectively. At September 28, 2012 and December 31, 2011, total assets included BsF denominated monetary assets of $216.4 million and $138.3 million, which consisted primarily of $132.8 million and $92.9 million of cash, and $75.7 million and $42.2 million of accounts receivable, respectively. At September 28, 2012 and December 31, 2011, total liabilities included BsF denominated monetary liabilities of $43.5 million and $31.1 million, which consisted primarily of accounts payable and other accruals, respectively. All monetary assets and liabilities were remeasured at 4.30 BsF per U.S. dollar at September 28, 2012 and December 31, 2011.

Sales in Venezuela were 5% and 4% of consolidated net sales for the three fiscal months ended September 28, 2012 and September 30, 2011. Operating income in Venezuela was 30% and 18% of consolidated operating income for the three fiscal months ended September 28, 2012 and September 30, 2011, respectively. The Company's sales in Venezuela were 4% and 3% of consolidated net sales for the nine fiscal months ended September 28, 2012 and September 30, 2011, respectively. Operating income in Venezuela was 22% and 14% of consolidated operating income for the nine fiscal months ended September 28, 2012 and September 30, 2011, respectively. For the three fiscal months ended September 28, 2012, Venezuela’s sales and cost of goods sold were approximately 99% and 36% BsF denominated and approximately 1% and 64% U.S. dollar denominated, respectively. For the three fiscal months ended September 30, 2011, Venezuela’s sales and cost of goods sold were approximately 90% and 29% BsF denominated and approximately 10% and 71% U.S. dollar denominated, respectively. For the nine fiscal months ended September 28, 2012, Venezuela's sales and cost of goods sold were approximately 99% and 36% BsF denominated and approximately 1% and 64% U.S. dollar denominated, respectively. For the nine fiscal months ended September 30, 2011, Venezuela's sales and cost of goods sold were approximately 90% and 29% BsF denominated and approximately 10% and 71% U.S. dollar denominated, respectively.

During the three and nine fiscal months ended September 28, 2012, the Company settled $9.3 million and $39.9 million U.S. dollar denominated intercompany payables and accounts payable in Venezuela, respectively. During the three and nine fiscal months ended September 30, 2011 the Company settled $24 million and $39 million of U.S. dollar denominated intercompany payables and accounts payable in Venezuela, respectively. During the three and nine fiscal months ended September 28, 2012, settlements were made at the official exchange rate of 4.30 BsF per U.S. dollar on U.S. dollar denominated intercompany payables and accounts payable. At September 28, 2012, $61.8 million of requests for U.S. dollars to settle U.S. dollar denominated liabilities remained pending, which the Company expects will be settled at the 4.30 BsF per U.S. dollar rate. Approximately $47.0 million of the requested settlements are current, $14.2 million have been pending over 30 days and $0.6 million have been pending over one year. Currency exchange controls in Venezuela continue to limit the Company’s ability to repatriate funds from Venezuela. We do not consider the net assets of Venezuela to be integral to the Company’s ability to service its debt and operational requirements.

As a result of government restrictions, Venezuela continues to operate in a difficult economic environment. The Company has historically taken steps to address operational challenges including obtaining approval of copper imports at the 4.30 essential BsF per U.S. dollar rate in the first nine fiscal months of 2012, purchasing other raw material products domestically, and adjusting prices to reflect raw material cost and adherence to government price controls. Refer to Note 22 - Subsequent Events for further details.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
General Cable is exposed to various market risks, including changes in interest rates, foreign currency and raw material (commodity) prices. To manage risks associated with the volatility of these natural business exposures, General Cable enters into interest rate, commodity and foreign currency derivative agreements, as well as copper and aluminum forward pricing agreements. General

Cable does not purchase or sell derivative instruments for trading purposes. General Cable does not engage in trading activities involving commodity contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques. Depending on the extent of an unrealized loss position on a derivative contract held by the Company, certain counterparties may require a deposit to secure the derivative contract position. As of September 28, 2012, there were no contracts held by the Company that required collateral to secure the Company’s derivative liability positions. At December 31, 2011, there were contracts held by the Company that required $0.7 million in collateral to secure the Company’s derivative liability positions.

The notional amounts and fair values of these designated cash flow financial instruments at September 28, 2012 and December 31, 2011 are shown below (in millions).

	September 28, 2012		December 31, 2011
	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash flow hedges:
Interest rate swaps	$17.6	$(0.3)	$32.1	$(0.6)
Commodity futures	50.3	0.9	216.1	(10.2)
Foreign currency forward exchanges	49.3	(0.2)	55.4	(0.7)
		$0.4		$(11.5)
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
Management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, and as a result of management's identification of the material weaknesses described below, the CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of the Evaluation Date.

A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis.
Management identified the following control deficiencies in the processes and procedures related to (i) the computation of cost of sales and balances of finished goods and work-in-process inventory at two facilities located in Brazil within the Company's Rest of World (“ROW”) segment, and (ii) the ROW segment management oversight; these deficiencies, which prevented the timely detection of theft of a substantial quantity of inventory and the detection and internal reporting of accounting issues, collectively constituted a material weakness in inventory controls at Brazil and a material weakness in the controls related to ROW executive management. Notwithstanding the material weaknesses, each of the Company's CEO and CFO has concluded, based on his knowledge, that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects the Company's financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report, in conformity with accounting principles generally accepted in the United States.
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

For additional information regarding the material weaknesses identified by management, see Item 9A, “Controls and Procedures” in the Company's Amendment No. 1 on Form 10-K/A, amending its Annual Report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K/A”).
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting, as defined in Rules 13a 15(f) and 15d 15(f) under the Exchange Act, during the fiscal quarter ended September 28, 2012, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. However, as a result of management's identification of the material weaknesses described above, the Company instituted a number of actions and designed and is in the process of implementing changes in its internal control over financial reporting. These actions and changes in internal control over financial reporting are described in detail in the Form 10-K/A.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of the date of this filing, there have been no additional material legal proceedings or material developments in the legal proceedings disclosed in the Company’s 2011 Amended Annual Report on Form 10-K/A.
ITEM 1A. RISK FACTORS
For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see (i) the risk factors discussion provided under Part I, Item 1A of the Company’s Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011 and (ii) the “Disclosure Regarding Forward-Looking Statements” included in Part I, Item 2 of this Quarterly Report on Form 10-Q.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The employees of the Company have the right to surrender to the Company shares in payment of minimum tax obligations upon the vesting of grants of common stock under the Company’s equity compensation plans. During the fiscal quarter ended September 28, 2012, there were 113 shares surrendered to the Company by employees in payment of minimum tax obligations upon the vesting of nonvested stock under the Company’s equity compensation plans, and the average price paid per share was $26.38. During the nine months ended September 28, 2012, there were 2,584 shares surrendered to the Company by employees in payment of minimum tax obligations upon the vesting of nonvested stock under the Company's equity compensation plans, and the average price paid per share was $30.35.

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

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company
(incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission to the Form 8-K filed on May 14, 2010).

3.3	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 14, 2010).
4.1
Fourth Supplemental Indenture for the 0.875% Convertible Notes Due 2013 dated as of September 25, 2012 (incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 25, 2012).

4.2
Fourth Supplemental Indenture for the 7.125% Senior Fixed Rate Notes due 2017 and the Senior Floating Rate Notes due 2015 dated as of September 25, 2012 (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 25, 2012).

4.3
Fourth Supplemental Indenture for the 1.00% Senior Convertible Notes due 2012 dated as of September 25, 2012 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 25, 2012).

4.4
Indenture for the 5.750% Senior Notes due 2022 dated as of September 25, 2012, including Form of 5.750% Senior Note due 2022 (Rule 144A), Form of 5.750% Senior Note due 2022 (Regulation S), and Form of Guarantee of obligations under 5.750% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 25, 2012).

10.1
Amendment No. 1 to Credit Agreement, dated as of August 1, 2012, by and among General Cable Industries, Inc., as borrower, General Cable Company, as Canadian borrower, the Company and those certain other U.S. and Canadian subsidiaries of the Company party thereto as guarantors, the several lenders and financial institutions party thereto and JP Morgan Chase as administrative agent for the lenders (incorporated by reference to Exhibit [10.1] of the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2012).

10.2
Registration Rights Agreement dated September 25, 2012, by and among the Company, the subsidiary guarantors name therein and J.P. Morgan Securities LLC, as representative of the several initial purchasers named in Schedule 1 to the Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 25, 2012).

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

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company
(incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission to the Form 8-K filed on May 14, 2010).

3.3	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 14, 2010).
4.1
Fourth Supplemental Indenture for the 0.875% Convertible Notes Due 2013 dated as of September 25, 2012 (incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 25, 2012).

4.2
Fourth Supplemental Indenture for the 7.125% Senior Fixed Rate Notes due 2017 and the Senior Floating Rate Notes due 2015 dated as of September 25, 2012 (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 25, 2012).

4.3
Fourth Supplemental Indenture for the 1.00% Senior Convertible Notes due 2012 dated as of September 25, 2012 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 25, 2012).

4.4
Indenture for the 5.750% Senior Notes due 2022 dated as of September 25, 2012, including Form of 5.750% Senior Note due 2022 (Rule 144A), Form of 5.750% Senior Note due 2022 (Regulation S), and Form of Guarantee of obligations under 5.750% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 25, 2012).

10.1
Amendment No. 1 to Credit Agreement, dated as of August 1, 2012, by and among General Cable Industries, Inc., as borrower, General Cable Company, as Canadian borrower, the Company and those certain other U.S. and Canadian subsidiaries of the Company party thereto as guarantors, the several lenders and financial institutions party thereto and JP Morgan Chase as administrative agent for the lenders (incorporated by reference to Exhibit [10.1] of the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2012).

10.2
Registration Rights Agreement dated September 25, 2012, by and among the Company, the subsidiary guarantors name therein and J.P. Morgan Securities LLC, as representative of the several initial purchasers named in Schedule 1 to the Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 25, 2012).

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